Form 10-Q
period 1993-12-31
WATTS INDUSTRIES INC
filed 1994-02-09
CIK 795403

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

- ----------------------

FORM 10-Q

 ___
/ X/     Quarterly report  pursuant to Section 13 or 15(d) of the
	    Securities Exchange Act of 1934

For the quarterly period ended December 31, 1993 or
 ___
/  /     Transition report pursuant to Section 13 or 15(d) of the
	    Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission file number           0-14787


                       WATTS INDUSTRIES, INC.
       (Exact name of registrant as specified in its charter)

          DELAWARE                           04-2916536
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)           Identification No.)

815 Chestnut Street, North Andover, MA                 01845
  (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code (508) 688-1811

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.
		Yes  X    No_____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class               Outstanding at January 31, 1994
- ------------------------------   -------------------------------
Class A Common, $.10 par value			  8,979,989
Class B Common, $.10 par value			  5,744,335

          WATTS INDUSTRIES, INC. AND SUBSIDIARIES


                        INDEX

Part I.  Financial Information        	              Page #

	Item 1.	Condensed Consolidated Balance Sheets       	3
		at December 31, 1993 and June 30, 1993.

		Condensed Statements of Consolidated               	4
		Earnings for the Three Months Ended
		December 31, 1993 and December 31, 1992.

		Condensed Statements of Consolidated               	5
		Earnings for the Six Months Ended
		December 31, 1993 and December 31, 1992.

		Condensed Statements of Consolidated               	6
		Cash Flows for the Six Months Ended
		December 31, 1993 and December 31, 1992.

		Notes to Condensed Consolidated                   	7,8,9
		Financial Statements.

	Item 2.	Management's Discussion and Analysis       	10,11,
		of Financial Condition and Results of             	12,13
		Operations.

Part II.  Other Information

	Item 4.	Submission of Matters to a Vote of         	14
		Security Holders.

	Item 5.	Other Information.                         	14,15,

	Item 6.	Exhibits and Reports Filed on Form 8-K.    	16

		Exhibit 11 - Computation of Per Share             	17,18
		Earnings.

Signatures	                                         	19