Form 10-Q
period 1994-03-31
WATTS INDUSTRIES INC
filed 1994-05-13
CIK 795403

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                       ----------------------

                             FORM 10-Q

 ___
/ X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1994 or
 ___
/  /     Transition report pursuant to Section 13 or 15(d)of the
         Securities Exchange Act of 1934

For the transition period from _______________ to_______________

Commission file number           0-14787


                       WATTS INDUSTRIES, INC.
       (Exact name of registrant as specified in itscharter)

          DELAWARE                           04-2916536
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)           Identification No.)

815 Chestnut Street, North Andover, MA                 01845
  (Address of principal executive offices)           (ZipCode)

Registrant's telephone number, including area code (508)688-1811

Indicate by check mark whether the registrant (1) has filed
all reports required to be filed by Section 13 or 15(d) of
the Securities Exchange Act of 1934 during the preceding 12
months (or for such shorter period that the registrant was
required to file such report), and (2) has been subject to
such filing requirements for the past 90 days.
          Yes  X    No_____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class               Outstanding at April 30,1994
- ----------------------------     ----------------------------
Class A Common, $.10 par value                 17,971,178
Class B Common, $.10 par value                 11,488,670

             WATTS INDUSTRIES, INC. AND SUBSIDIARIES


                           INDEX

Part I.  Financial Information                        Page #

     Item 1.   Condensed Consolidated Balance Sheets   3
               at March 31, 1994 and June 30, 1993.

               Condensed Statements of Consolidated    4
               Earnings for the Three Months Ended
               March 31, 1994 and March 31, 1993.

               Condensed Statements of Consolidated    5
               Earnings for the Nine Months Ended
               March 31, 1994 and March 31, 1993.

               Condensed Statements of Consolidated    6
               Cash Flows for the Nine Months Ended
               March 31, 1994 and March 31, 1993.

               Notes to Condensed Consolidated         7,8,9
               Financial Statements.

     Item 2.   Management's Discussion and Analysis    10,11,
               of Financial Condition and Results of   12,13
               Operations.

Part II.  Other Information

     Item 5.   Other Information.                      14

     Item 6.   Exhibits and Reports Filed on Form 8-K. 14

               Exhibit 11 - Computation of Per Share   15,16
               Earnings.

Signatures                                             17