Form 10-K
period 1994-06-30
WATTS INDUSTRIES INC
filed 1994-09-26
CIK 795403

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


FORM 10-K
 ___
/XX/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended June 30, 1994

OR
 ___
/  /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ____________

                         Commission file number 0-14787
                               _________________

                             WATTS INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                     04-2916536
        (State of incorporation)                          (I.R.S. Employer
                                                         Identification No.)
          815 Chestnut Street
      North Andover, Massachusetts                           01845
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (508) 688-1811
                                ________________

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
        Class A Common Stock, par value $.10 per share
                       (Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


        The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on September 2, 1994 was $431,500,109.

        The number of shares of the registrant's Class A Common Stock, par value $.10 per share, outstanding on September 2, 1994 was 18,013,522 and the number of shares of the registrant's Class B Common Stock, par value $.10 per share, outstanding on September 2, 1994 was 11,472,470.

Documents Incorporated by Reference

Portions of the following documents are incorporated by reference into the Parts of this Report on Form 10-K indicated below:

        (1) The Annual Report to Stockholders for fiscal year ended June 30, 1994 (Part II).

        (2) The Company's definitive proxy statement dated September 14, 1994 for the Annual Meeting of Stockholders to be held on October 18, 1994 (Part III).

PART I

Item 1.  BUSINESS.

General

        Watts Industries, Inc., (as further defined below),("the Company") designs, manufactures and sells an extensive line of valves for the plumbing and heating and water quality, municipal water, steam, and industrial and oil and gas markets. Watts has focused on the valve industry since its inception in 1874, when it was founded to design and produce steam regulators for New England textile mills.
The Company is a leading manufacturer and supplier of water service and water quality valve products, which account for over one-half of its sales. The Company's growth strategy emphasizes internal development of new valve products and entry into new markets for specialized valves and related products through diversification of its existing business and strategic acquisitions in related business areas, both domestically and abroad.

        The Company's product lines include (1) safety relief valves, regulators, ball valves and flow control valves for water service primarily in residential and commercial environments, and metal and plastic water supply/drainage products including valves, tubular brass products, faucets, drains, and sink strainers for residential construction, home repair and remodeling, and specialty bronze valves and fittings used in underground water service connections; (2) backflow preventers for preventing contamination of potable water caused by reverse flow within water supply lines; (3) American Water Works Association (AWWA) butterfly valves for use in water distribution, water treatment and waste water management; (4) steam regulators and control devices for industrial HVAC and naval/marine applications; (5) ball valves, pneumatic and electric actuators, relief valves, check valves and butterfly valves for industrial applications; and (6) valves for the oil and gas industry. Within a majority of the specific markets in which it participates, the Company believes it has the broadest product line in terms of the distinct designs, sizes and configurations of its valves. Products representing a majority of the Company's sales have been approved under regulatory standards incorporated into state and municipal plumbing and heating, building and fire protection codes.

        The Company operates its own automated foundries for casting bronze and iron component parts and has extensive facilities for machining bronze, brass, iron and steel components and assembling them into finished valves. The Company has its principal manufacturing plants, warehouses, product development facilities or sales offices in 20 locations in the United States, 4 locations in Canada, 12 locations in Europe, and 1 location in Asia through a 60% controlling interest in a joint venture located in the People's Republic of China. These domestic and foreign operations employ approximately 4,850 people, including 864 employees in the Company's joint venture located in the People's Republic of China.

        The Company was incorporated in Delaware in 1985. The Company maintains its principal executive offices at 815 Chestnut Street, North Andover, Massachusetts 01845 and its telephone number is (508) 688-1811. Unless the context otherwise requires or indicates, references to the "Company" and "Watts" include the Company's predecessors and subsidiaries.

        The Company's principal subsidiaries include:

           - Watts Regulator Co. of North Andover, Massachusetts, a manufacturer of pressure regulators, temperature and pressure relief valves, backflow preventers, flow control valves, pneumatic and electric actuators, ball valves, and butterfly valves;

           - KF Industries, Inc. of Oklahoma City, Oklahoma, a manufacturer of high pressure floating and trunnion ball valves, check valves, and needle valves for the oil and gas industry;

           - Jameco Industries, Inc. of Wyandanch, New York, a manufacturer of metal and plastic water supply products, including valves, tubular products, and sink strainers;

           - Henry Pratt Company of Aurora, Illinois, a manufacturer of AWWA butterfly valves and other valve products for use in water distribution, water treatment, waste water management, fire protection and power generation;

           - Leslie Controls, Inc. of Tampa, Florida, a manufacturer of control valves, instrumentation, regulators, water heaters and whistles for the naval, marine and industrial steam markets;

           - Circle Seal Controls, Inc. of Corona, California, a manufacturer of relief valves, pressure regulators, check valves, pressure gauges and other valve products for industrial, commercial aviation and aerospace/military applications;

           - Spence Engineering Company, Inc. of Walden, New York, a manufacturer of steam regulators and control devices;

           - James Jones Company of El Monte, California, a manufacturer of specialty bronze valves and fittings used in underground water service connections, and bronze fire hydrants;

           - Watts Automatic Control Valve, Inc. of Houston, Texas, a manufacturer of automatic control valves;

           - Nicholson Steam Trap, Inc. of Walden, New York, a manufacturer of low pressure steam condensate traps;

           - R.G. Laurence Company, Inc. of Tampa, Florida, a manufacturer of products for the gas turbine industry;

           - Watts Industries (Canada) Inc. of Woodbridge, Ontario, Canada, a manufacturer of various water service and water quality valves, traps, drains and other specialty products for the commercial and industrial construction markets;

           - Intermes, S.p.A. of Caldaro and Trento, Italy, a manufacturer of plumbing and heating valves and controls with distribution facilities in Italy, Germany, France, Austria,
Switzerland, Belgium, and Spain;

           - MTR GmbH of Gemmrigheim, Germany, a distributor of plumbing and heating valves and controls;

           - Edward Barber Ltd. of Tottenham, England, a manufacturer of valves, meter boxes and accessories for the municipal water market;

           - Watts Ocean B.V. of Eerbeek, Holland, which assembles and distributes water quality valves and manufactures check valves, double cage pinch valves, automatic control valves and other valve systems;

           - Watts SFR S.A. of Fressenneville, France, a manufacturer of speciality relief valves, water pressure reducing valves and other speciality valves for the water safety and flow control markets in France and other European countries; and

           - Tianjin Tanggu Watts Valve Company Limited of Tianjin, People's Republic of China, a manufacturer of butterfly, globe and check valves for the water distribution and industrial markets in China and Southeast Asia.

        All information appearing in this Item 1 is as of September 2, 1994, except as otherwise specified.

Recent Acquisitions

        On June 27, 1994, a wholly owned subsidiary of the Company formed Tianjin Tanggu Watts Valve Company Limited ("Tanggu Watts"), a
Chinese joint venture located in Tianjin, People's Republic of China, with Tianjin Tanggu Valve Plant, a manufacturer of butterfly valves and other valve products that are sold primarily to the water distribution and industrial markets in China and exported to other parts of the world. Tanggu Watts commenced business operations in August 1994. Tianjin Tanggu Valve Plant's 1993 calendar year sales were approximately $8,000,000. The Company owns a 60% controlling interest in Tanggu Watts.

        On July 28, 1994, a wholly owned subsidiary of the Company acquired Jameco Industries, Inc. located in Wyandanch, New York. Jameco manufactures metal and plastic water supply products including valves, tubular products and sink strainers that are sold primarily to the residential construction and do-it-yourself, home repair and remodeling markets in the United States and overseas. The sales of Jameco for the 12-month period ended June 30, 1994 were approximately $56,000,000 with the majority of its sales concentrated in the United States.

Products

        The Company classifies its valve products into four categories:
(1) Plumbing and Heating and Water Quality, (2) Municipal Water, (3) Steam, and (4) Industrial and Oil and Gas. The Company serves a wide range of end users through the manufacture of valve products of many designs, sizes and configurations.

        Plumbing and Heating and Water Quality. Water plumbing and heating valves and water supply/drainage products include a broad line of safety relief valves, regulators, ball valves, control valves, tubular brass products, sink strainers, faucets and drains used for water service in residential, industrial, commercial, and institutional applications. Watts has developed automatic temperature and pressure relief valves and pressure-only relief valves used for protection against overtemperature and excessive pressure build-up in water heaters, boilers and other pressure vessels. These products must meet stringent requirements under municipal and state regulatory codes ("code requirements"). See "Code Compliance." Watts has also developed self-contained water-pressure regulators, which reduce and control supply pressure in commercial and residential water systems. These regulators, which conserve water and protect appliances and other equipment from excessive water pressure, are also subject to stringent code requirements. The Company's plumbing and heating valves also include bronze ball valves used in a wide range of applications for controlling the flow of water within pipe lines.

        The Company manufactures and sells a large number of specialty water service products including hydronic heating control products, vacuum relief valves, hot and cold water mixing valves, strainers, traps, drains, dielectric unions, water hammer shock arrestors, washing machine Duo-Cloz shut-off valves, flow switches, pilot operated regulators, and thermostatic controls.

        Jameco Industries, acquired by the Company in July 1994, manufactures valves, sink strainers, drains, and tubular brass products and imports for resale, vitreous china and faucets for the residential construction and do-it-yourself, home repair and remodeling markets. Many of these products are distributed in the United States through retail warehouse chain stores that sell to the do-it-yourself market.

        Water quality valves include backflow preventers for preventing contamination of potable water caused by reverse flow within water supply lines. Customers include municipal water works and industrial, residential, institutional, irrigation and other end users having water supply lines.

        The patented Watts No. 909 reduced pressure zone backflow preventer line has been recognized within the industry and by certain regulatory bodies as an important technical advance because of its improved ability to prevent the reverse flow of contaminated water during severe conditions of backsiphonage or backpressure in potable water supply systems. The Company's other water quality valves include atmospheric and continuous pressure anti-siphon vacuum breakers, double check valves for residential and commercial service, boiler feed and vending machine backflow preventers and hose connection and wall and yard hydrant vacuum breakers. Most of the Company's Water Quality Valve products are subject to code requirements. See "Code Compliance."

        Municipal Water. Municipal water valves include valves used to manage and control the delivery of water from the source of supply to its point of use. Watts Automatic Control Valve manufactures valves used in municipal water systems to control flow and deliver water at a constant pressure. James Jones Company manufactures fire hydrants, underground service valves and fittings used for applications between water mains and meters. Henry Pratt Company manufactures large size AWWA butterfly valves as well as ball, plug and check valves used in water distribution, water treatment, and waste water markets. Tanggu Watts manufactures large butterfly valves used in municipal water distribution. Edward Barber Ltd. manufactures valves, meter boxes and accessories for the European municipal water market.

        Steam. The Company's steam valves include pilot operated steam temperature and pressure regulators manufactured and marketed principally by Spence Engineering Company, Inc. These specialty valves are marketed primarily to institutional, industrial and utility customers. The Company's line of control valves, instrumentation, regulators, water heaters and whistles for the naval, marine and industrial steam markets is manufactured and sold by Leslie Controls, Inc. The Company's line of low pressure steam condensate traps is manufactured and sold by Nicholson Steam Trap, Inc.

        Industrial and Oil and Gas. The Company's industrial products include an extensive line of ball valves and butterfly valves primarily for industrial process applications, as well as pneumatic
and electric actuators which open, close and modulate valves.   By
offering a broad range of ball, seat, seal, stem and handle choices, Watts is able to customize ball valves for particularly demanding service applications. Relief, check and regulator valves for aerospace, marine, military, cryogenic, and other specialized applications are manufactured by Circle Seal Controls, Inc.

        The Company's oil and gas valves include high pressure floating and trunnion ball valves, check valves, and needle valves manufactured by KF Industries, Inc. These specialty valves are marketed primarily to oil field supply distributors. During fiscal 1994, the Company's oil and gas business increased its international export sales as a result of a strong international market in gas transmission pipeline projects. The Company believes that its oil and gas business, including the fiscal 1994 sales to gas transmission pipeline projects, is affected by cyclical variations in industry conditions to a greater extent than its other business operations.

Acquisitions

        An important element of the Company's growth strategy is to make strategic acquisitions of companies and product lines in related business areas. The Company's acquisition strategy has been focused in the valve industry and has involved (i) acquiring additional valve products which can be sold through the Company's own distribution network and which can benefit from the Company's manufacturing expertise and financial support; (ii) entering new markets or extending existing markets for specialized valves; and (iii) seeking to acquire foreign companies to penetrate new markets. The Company began implementing its acquisition strategy in 1984 and through September 2, 1994 had completed 28 acquisitions of varying sizes.
After it makes an acquisition, the Company participates actively with the management of the acquired business in implementing operating strategies with the objective of enhancing the sales, productivity and operating results.

        The Company's present acquisition activities began in September 1984 with the purchase of Spence Engineering Company, Inc. of Walden, New York, a manufacturer of steam regulators and control valves.
Since then, the Company has also acquired (i) James Jones Company of El Monte, California, a manufacturer of specialty bronze valves and fittings used in underground water service connections (acquired in December 1986); (ii) Ocean B.V., a Netherlands-based producer of check valves and related products for the European market (acquired in December 1987); (iii) KF Industries, Inc. of Oklahoma City, Oklahoma, a manufacturer of high pressure floating and trunnion ball valves and needle valves for the oil and gas industry (acquired in July 1988);
(iv) Leslie Controls, Inc. of Tampa, Florida, a manufacturer of control valves, instrumentation, regulators, water heaters and whistles for the naval, marine and industrial steam markets (acquired in July 1989); (v) Nicholson Steam Trap, Inc. of Wilkes-Barre, Pennsylvania, a manufacturer of low pressure condensate traps
(acquired in July 1989); (vi) Circle Seal Controls, Inc. of Corona, California, a manufacturer of relief valves, pressure regulators, check valves and other valve products for industrial, commercial aviation and aerospace/military applications (acquired in September
1990); (vii) Watts SFR S.A. of Fressenneville, France, a manufacturer of specialty relief valves, water pressure reducing valves and other specialty valves for the water safety and flow control markets in France and other European countries (acquired in January 1991); (viii) Henry Pratt Company of Aurora, Illinois, a manufacturer of AWWA butterfly valves and other valve products (acquired in September
1991); (ix) Intermes, S.p.A. of Caldaro, Italy, a manufacturer of plumbing and heating valves and controls (acquired in November 1992);
(x) Edward Barber Ltd. of Tottenham, England, a manufacturer of valves, meter boxes and accessories for the municipal water market (acquired in May 1993); (xi) Ancon Products, Inc. of Scarborough, Ontario, Canada, a manufacturer of drains and other specialty products (acquired in July 1993); (xii) Tianjin Tanggu Watts Valve Company Limited, a joint venture company formed with Tianjin Tanggu Valve
Plant in Tianjin, People's Republic of China, a manufacturer of butterfly, globe and check valves for the water distribution and industrial markets (formed in June 1994); (xiii) Jameco Industries, Inc. of Wyandanch, New York, a manufacturer of metal and plastic water supply products (acquired in July 1994); and (xiv) other smaller companies and product lines. Businesses and product lines acquired from September 1984 through June 30, 1994 collectively, excluding revenues from Jameco Industries, Inc. and Tianjin Tanggu Watts Valve Company Limited, represented more than 60% of the Company's revenues during the fiscal year ended June 30, 1994.

Code Compliance

        Products representing a majority of the Company's sales are subject to regulatory standards and code enforcement which typically require that these products meet stringent performance criteria. Standards are established by such industry test and certification organizations as the American Society of Mechanical Engineers (A.S.M.E.), the American Gas Association (A.G.A.), the American Society of Sanitary Engineers (A.S.S.E.), the University of Southern California (U.S.C.) Foundation for Cross-Connection Control, the International Association of Plumbing and Mechanical Officials (I.A.P.M.O.), Underwriters Laboratories (UL), Factory Mutual (F.M.), American Water Works Association (A.W.W.A.), and the American Petroleum Institute (A.P.I.). These standards are incorporated into state and municipal plumbing and heating, building and fire protection codes. The Company also meets the criteria of the Canadian Standards Association (C.S.A.).

        The Company also has agency approvals in each of the major European markets in which it participates. These approvals include KIWA in the Netherlands, DVGW in Germany, WRC in the United Kingdom, AFNOR in France, SVGW in Switzerland, UNI in Italy, and ANSEAU in Belgium.

        The Company has consistently advocated the development and enforcement of performance and safety standards. The Company maintains quality control and testing procedures at each of its manufacturing facilities in order to produce products in compliance with code requirements. Additionally, a majority of the Company's manufacturing subsidiaries have either acquired or are working to acquire ISO 9000, 9001, or 9002 approval.

Marketing and Distribution

        The Company relies primarily on commissioned representative organizations to market its product lines. These organizations, which accounted for approximately 63% of the Company's net sales in the fiscal year ended June 30, 1994, sell primarily to plumbing and heating wholesalers and industrial, steam, and oil and gas distributors for resale to end users. The Company also sells products directly to certain large original equipment manufacturers (OEM's) and private label accounts. OEM's and private label accounts represented approximately 11% of the Company's total sales in the fiscal year ended June 30, 1994.

        The Company maintains distinct channels of distribution for marketing water service valves, underground service valves, AWWA valves, steam valves, industrial valves, and oil and gas valves in the United States and abroad.

Plumbing and Heating and Water Quality

        Water Service Valves and Products. The Company's water service distribution network for the United States, which distributes water plumbing and heating, water safety and flow control and water quality valves, consists of 84 commissioned representative organizations which sell to over 6,000 plumbing and heating wholesalers. The Company maintains consigned inventories of water service products at many representatives' locations, and each representative carries the entire line of the Company's water service products. Sales of the Company's products generally account for more than one-half of its commissioned representative organizations' total commission income.

        Jameco Industries, Inc., acquired in July 1994, distributes its products in the United States through retail warehouse chain stores that sell to the do-it-yourself, home repair and remodeling markets. The Company intends to introduce some of its other product lines to this distribution channel.

        The Company distributes water service valves in Canada through both direct sales personnel and commissioned representative organizations.


Municipal

        Underground Service Valves. The Company markets its underground service valves under the James JonesTM trademark through three direct salesmen, 35 commissioned representatives and 500 water works distributors.

        AWWA Valves. The Company markets its AWWA butterfly valves as well as ball plug and check valves through the Henry Pratt Company. Henry Pratt has 31 commissioned representatives which sell to distributors as well as a field sales force with 7 offices in the U.S. Additionally, on large construction projects the Company sells directly to end users.

Steam

        Steam Valves. The Company markets its steam valves under the SpenceR trademark through 45 commissioned representative organizations, whose personnel are trained in the sale and technical support of sophisticated steam products. Leslie Controls, Inc. markets its control valves and instrumentation, regulators and waterheaters for the naval, marine and industrial steam markets through 68 commissioned representative organizations.

Industrial and Oil and Gas

        Industrial Valves. The Company's industrial sales organization markets its products through 60 commissioned representative organizations who sell to over 300 industrial distributors.

Industrial distributors carry their own inventories and provide local sales and inventory support services to their customers.

        Oil and Gas Valves. The Company markets its oil and gas valves under the KFTM trademark through 57 commissioned representative organizations and through direct sales personnel. The Company has sales offices in Singapore and Southampton, England for sales to the oil and gas markets in Asia and Europe/Middle East, respectively.

        The Company's agreements with its commissioned representative organizations typically provide for territorial exclusivity, the payment of percentage commissions and termination by either party on 30 days' notice. No commissioned representative organization, wholesaler or distributor in any of the Company's market areas accounted for as much as 10% of the Company's total net sales in fiscal 1994. The Company maintains an internal staff of sales personnel organized by product line to support the efforts of its commissioned representative organizations. The Company also conducts technical and product application seminars for its customers directly and in cooperation with its commissioned representative organizations.

        The Company estimates that a substantial portion of its sales are attributable to the normal replacement and repair of valves and systems employing valves.

        The Company's foreign sales, including exports, in fiscal 1994, 1993, and 1992 were 29%, 23%, and 18%, respectively. The Company's foreign sales other than Canadian sales consist predominantly of sales of plumbing and heating valves, water quality, and municipal water valves in Western Europe. Such sales increased in 1994 as compared to 1993 principally as a result of the inclusion of net sales of Intermes, S.p.A., acquired in November 1992, Edward Barber Company, acquired in May 1993, Ancon Products, Inc., acquired in July 1993, and Enpoco Canada, Ltd., acquired in November 1993. Increased unit shipments of certain product lines also contributed to the Company's increase in foreign sales. Export sales from the United States in the oil and gas market increased because of a strong international market in gas transmission pipeline projects. The increase in export sales in the oil and gas market for fiscal 1994 may not be reflective of future export sales in the oil and gas market because of the cyclical nature of capital intensive projects such as gas transmission pipeline projects. The Company believes that its acquisitions of Intermes, Edward Barber Company, Ocean B.V. in 1987, and the operating subsidiaries of Watts Industries France S.A. in 1991 have strengthened its manufacturing capability and broadened its distribution network in Western Europe. See Note 12 of Notes to Consolidated Financial Statements incorporated by reference in Item 8 for certain information regarding the Company's foreign operations.

        Tanggu Watts, the Company's joint venture which commenced operations in August 1994, manufactures butterfly, globe and check valves for the water distribution and industrial markets in the People's Republic of China and for export sales to those markets in the United States, Europe, Australia and Southeast Asia.

        The Company relies predominantly on exclusive distributorship arrangements to distribute its water segment products in foreign countries other than Canada and Europe. The Company established a Singapore sales office in fiscal 1993 and a Southampton, England sales office in fiscal 1994 to service the oil and gas markets in Southeast Asia and Europe/Middle East, respectively.

Production

        The Company has a fully integrated and highly automated manufacturing capability. The Company's machining operations feature over 300 computer-controlled machine tools, high-speed chucking machines and automatic screw machines. The Company's foundry equipment includes metal pouring systems and automatic core making, mold making and pouring capabilities. See "Properties" below.

        The Company has invested heavily in recent years to expand its manufacturing base and to ensure the availability of the most efficient and productive equipment. Capital expenditures were $19,928,000, $25,798,000, and $18,054,000 for fiscal 1994, 1993, and
1992, respectively. Depreciation and amortization for such periods were $22,393,000, $20,560,000, and $17,630,000, respectively.

        Two significant raw materials used in the Company's production processes are bronze ingot and brass rod. While the Company historically has not experienced significant difficulties in obtaining these commodities in quantities sufficient for its operations, there have been significant changes in their prices. The Company's gross profit margins are adversely affected to the extent that the selling prices of its products do not increase proportionately with increases in the costs of bronze ingot and brass rod. Any significant unanticipated increase or decrease in the prices of these commodities could materially affect the Company's results of operations. As the sales volume and the diversity of materials used in the Company's production processes have grown, the impact from changes in the cost of these two raw materials has somewhat diminished. In an effort to reduce the effects of such fluctuations, the Company maintains an active materials management program, although no assurances can be given that this will protect the Company from changes in the prices for bronze ingot and brass rod.

Product Engineering

        The Company believes that new product development and product engineering are important to success in the valve industry and that the Company's position in the industry is attributable in significant part to its ability to develop new products and to adapt and enhance existing products. The Company employs over 275 engineers and technicians who engage primarily in these activities.

Competition

        The domestic and international markets for valves are intensely competitive and include companies possessing substantially greater financial, marketing and other resources than the Company. Management considers product reputation, price, effectiveness of distribution and breadth of product line to be the primary competitive factors.

Backlog

        The Company does not believe that its backlog at any point in time is indicative of future operating results. Backlog was $87,938,000 at June 30, 1994 and $77,275,000 at June 30, 1993.

Patents and Trademarks

        The Company owns certain patents and trademarks that it considers to be of importance, including the U.S. patent for its No. 909 backflow preventer, which expires on December 30, 1997. The Company has also secured patents for a backflow prevention device in several foreign countries, including Canada, Germany, France, Italy and Japan.

        With respect to its trademarks, the Company has adopted and in some cases registered various trademarks, in the United States and certain foreign countries. The principal trademarks of the Company include WATTS(R), WATTS REGULATOR & Design(R), SPENCE(R), HALE(R), LESLIE(R), PRATT(R), OCEAN(TM), JAMES JONES(TM), KF(TM), TARAS(TM), CONTROMATICS(TM), NICHOLSON(TM), FLIPPEN(TM), CIRCLE SEAL(R) and Seal Design(R), and JAMECO and Design(TM). The U.S. registrations of these trademarks have either a ten or twenty year term, depending upon whether or not the registration was issued prior to the effective date of the 1988 amendments to the Trademark Act of 1946, and are renewable if still used in commerce for additional ten year terms.

        The Company does not believe that its business as a whole is dependent on any one or more patents or trademarks or on patent or trademark protection generally.

Employees

        At September 2, 1994, the Company had approximately 4,850 employees, of whom nearly 3,200 were engaged in production and the balance in management, sales, engineering and administration. The majority of the Company's employees are not covered by a collective bargaining agreement. Employees covered by collective bargaining agreements include 60 employees of Spence Engineering Company, Inc., 103 employees of James Jones Company, 133 employees of Henry Pratt Company, and 290 employees of Jameco Industries, Inc. The Company believes that its employee relations are excellent.


Product Liability and Environmental Matters

        The Company, like other worldwide manufacturing companies, is subject to a variety of potential liabilities connected with its business operations, including potential liabilities and expenses associated with possible product defects or failures and compliance with environmental laws. The Company maintains product liability and other insurance coverage which it believes to be generally in accordance with industry practices. Nonetheless, such insurance coverage may not be adequate to protect the Company fully against substantial damage claims which may arise from product defects and failures.

        Certain of the Company's operations generate solid and hazardous wastes, which are disposed of elsewhere by arrangement with the owners or operators of disposal sites or with transporters of such waste.
The Company's foundry and other operations are subject to various federal, state and local laws and regulations relating to environmental quality. Compliance with these laws and regulations requires the Company to incur expenses and monitor its operations on an on-going basis. The Company cannot predict the effect of future requirements on its capital expenditures, earnings or competitive position due to any changes in either federal, state or local environmental laws, regulations or ordinances.

        The Company is currently a party to or otherwise involved with various administrative or legal proceedings under federal, state or local environmental laws or regulations involving a number of sites, in some cases as a participant in a group of potentially responsible parties. Four of these sites, the Sharkey and Combe Landfills in New Jersey, the San Gabriel Valley/El Monte, California water basin site, and the Jack's Creek/Sitkin Smelting Superfund Site in Pennsylvania are listed on the National Priorities List. With respect to the Sharkey Landfill, the Company has been allocated .75% of the remediation costs, an amount which is not material to the Company. Based on recent developments, the Company elected not to enter into the de minimis settlement proposal and has instead decided to participate in the remediation as a participating party. No allocations have been made to date with respect to the Combe Landfill and San Gabriel Valley sites. With respect to the Jack's Creek Site, the final volumetric ranking allocated a .30446% share of the total weight to the Company, which the Company believes should entitle it to participate as a de minimis party. In addition to the foregoing, the Solvent Recovery Service of New England site and the Old Southington landfill site, both in Connecticut, are on the National Priorities List but, with respect thereto, the Company has resort to indemnification from third parties and based on currently available information, the Company believes it will be entitled to participate in a de minimis capacity.

        With respect to the Combe Landfill, the Company is one of approximately 30 potentially responsible parties. The Company and all other PRP's recently received a Supplemental Directive from the New Jersey Department of Environmental Protection & Energy seeking to recover approximately $9 million in the aggregate for the operation, maintenance, and monitoring of the implemented remedial action taken to date in connection with the Combe Landfill North site.

        Given the number of parties involved in most environmental sites, the multiplicity of possible solutions, the evolving technology and the years of remedial activity required, it is difficult to estimate with certainty the total cost of remediation, the timing and extent of remedial actions which may be required, and the amount of liability, if any, of the Company alone and in relation to other responsible parties. Based on facts presently known to it, the Company does not believe that the outcome of these proceedings will have a material adverse effect on its financial condition, however, with respect to the San Gabriel Valley/El Monte, California, site, the Company is currently unable to estimate the potential exposure because the process of determining the causes and extent of contamination, the cost of remediation and the method to allocate the cost among those ultimately determined to be responsible is in a very early stage.

        The Company has established balance sheet accruals which it currently believes are adequate in light of the probable and estimable exposure of pending and threatened environmental litigation and proceedings of which it has knowledge. With respect to certain of these matters, the Company has resort either to some degree of insurance coverage or indemnifications from third parties which are expected to defray to some extent the effect thereof. With respect to insurance, coverage of some of these claims has been disputed by the carriers based on standard reservations and, therefore, recovery is questionable, a factor which has been considered in the Company's evaluation of these matters. Although difficult to quantify based on the complexity of the issues and the limitation on available information, the Company believes that its accruals for the estimated costs associated with such matters adequately provide for the Company's estimated foreseeable liability for these sites, however, given the nature and scope of the Company's manufacturing operations, there can be no assurance that the Company will not become subject to other environmental proceedings and liabilities in the future which may be material to the Company.

Item 2.  PROPERTIES.

        The Company's manufacturing operations include six casting foundries. Castings from these foundries and other components are machined and assembled into finished valves at 24 manufacturing facilities. The Company maintains finished goods inventory at 29 facilities and ships customers' and commissioned representative organizations' orders from these locations.

    The Company's properties at September 2, 1994 were as follows:



                       Approximate
        Location         Square Feet     Use
- - ---------------------------------------------------------------------


Domestic:

Franklin, NH             300,000         Machine shop, assembly,
                                         testing, warehousing and
                                         administration

                       Approximate
     Location            Square Feet     Use
- - ---------------------------------------------------------------------

Franklin, NH              45,000         Bronze sand casting foundry

Wyandanch, NY            196,000         Machine shop, assembly,
                                         testing, warehousing, and
                                         administration

Dixon, IL                167,000         Machine shop, assembly,
                                         testing and warehousing

Tampa, FL                150,000         Machine shop, assembly,
                                         testing, warehousing and
                                         administration

Oklahoma City, OK        150,000         Machine shop, assembly,
                                         testing, warehousing and
                                         administration

Aurora, IL               134,000         Machine shop, assembly,
                                         testing, warehousing and
                                         administration

Spindale, NC             124,000         Machine shop, assembly,
                                         testing and warehousing

Spindale, NC              36,000         Bronze sand casting foundry

Houston, TX              122,000         Machine shop, assembly,
                                         testing, warehousing and
                                         administration

Corona, CA                95,000         Machine shop, assembly,
                                         testing, warehousing, repair
                                         and administration

Walden, NY                78,000         Machine shop, assembly,
                                         testing, warehousing and
                                         administration

Chesnee, SC               70,000         Machine shop, assembly and
                                         testing

El Monte, CA              57,000         Bronze sand casting foundry,
                                         machine shop, assembly,
                                         testing, warehousing and
                                         administration


North Andover, MA         45,000         Corporate headquarters,
                                         administration and
                                         engineering




                          Approximate
     Location            Square Feet     Use
- - ---------------------------------------------------------------------

Canaan, NH                32,000         Machine shop, assembly and
                                         testing

Milford, NH               30,000         Machine shop, assembly and
                                         testing

Fairfield, NJ             16,000         Service and repair

Cerritos, CA              13,000         Service, repair and
                                         warehousing

West Babylon, NY           8,000         Warehousing

Canada:

Scarborough, Ontario,     56,000         Assembly, warehousing and
                                         administration

Woodbridge, Ontario,      55,000         Machine shop, assembly,
                                         testing, warehousing and
                                         administration

Burlington, Ontario,      30,000         Machine shop, assembly,
                                         testing, warehousing and
                                         administration

Montreal, Quebec          28,000         Machine shop, assembly,
                                         testing, warehousing and
                                         administration
Europe:

Trento, Italy            182,000         Machine shop, assembly,
                                         testing, warehousing and
                                         administration

Caldaro, Italy           106,000         Machine shop, assembly,
                                         testing, warehousing and
                                         administration

Fressenneville, France    93,000         Machine shop, assembly,
                                         testing, warehousing, bronze
                                         foundry and administration

Eerbeek, The              55,000         Machine shop, assembly,
Netherlands                              testing, warehousing and
                                         administration

Tottenham, England        40,000         Machine shop, assembly,
                                         testing, warehousing and
                                         administration



                         Approximate
     Location            Square Feet     Use
- - ---------------------------------------------------------------------

Gemmrigheim, Germany      21,000         Warehousing, administration

Willesden, England        20,000         Bronze sand casting foundry

Barcelona, Spain          16,000         Machine shop, assembly,
                                         testing, warehousing and
                                         administration

Milan, Italy              16,000         Warehousing, administration

Lustenau, Austria         12,000         Warehousing, administration

Aartrijke, Belgium         5,000         Warehousing, administration

Paris, France              2,000         Warehousing, administration

Asia:

Tianjin, People's         246,000        Machine shop, assembly,
Republic of China                        testing, warehousing, iron
                                         foundry and administration




    All of these facilities and the related real estate are owned by the Company, except the service centers in Fairfield, New Jersey and Cerritos, California, and the properties in West Babylon, New York; Paris, France; Barcelona, Spain; Aartrijke, Belgium; and Scarborough and Montreal, Canada. The buildings and facilities located in Tianjin, People's Republic of China are leased by Tianjin Tanggu Watts Valve Company Limited under a 30-year lease agreement. All other lease terms expire before 1997. Certain of these facilities are subject to mortgages and collateral assignments under loan agreements with long-term lenders. In general, the Company believes that its properties, including machinery, tools and equipment, are in good condition, well maintained, adequate and suitable for their intended uses. The Company believes that the manufacturing facilities are currently operating at a level that management considers normal capacity. This utilization is subject to change as a result of increases or decreases in sales.

        All information appearing in this Item 2 is as of September 2, 1994, except as otherwise specified.

Item 3.  LEGAL PROCEEDINGS.

        Item 3(a). The Company is from time to time involved in various legal and administrative procedures. See "Business-Product Liability and Environmental Matters".

        Item 3(b).  None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        There were no matters submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through solicitation of proxies or otherwise.


PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS.

Market Information

        The Class A Common Stock of the Company has been traded in the over-the-counter market and reported on the National Market System of the National Association of Securities Dealers Automated Quotation ("NASDAQ") System since its initial public offering in August 1986. The following tabulation sets forth the high and low sales prices of the Company's Class A Common Stock on the over-the-counter market as reported by the National Market System of NASDAQ for the periods indicated:



                                        Market Prices
                              ________________________________________
                              Fiscal Year Ended   Fiscal Year Ended
                                June 30, 1994       June 30, 1993
        Fiscal Quarters         High      Low       High      Low


        First                 $22 1/16  $17 1/8   $24 1/2   $22
        Second                 25 1/4    21 1/4    25 1/8    22
        Third                  28 5/8    23 1/2    24 1/4    19 1/2
        Fourth                 27        22 1/4    20 5/8    17 11/16


        There is no established public trading market for the Class B Common Stock of the Company, which is held exclusively by members of the Horne family and management. The principal holders of such stock are subject to restrictions on transfer with respect to their shares. Each share of Class B Common Stock of the Company is convertible into one share of Class A Common Stock. All share prices shown reflect a two-for-one stock split of the Company's Common Stock effected by means of a stock dividend payable on March 15, 1994 (the "Stock Split").

Holders

        The number of record holders of the Company's Class A Common Stock as of September 2, 1994 was 295. The Company believes that the number of beneficial shareholders of the Company's Class A Common Stock was in excess of 4,500 as of September 2, 1994.

        The number of record holders of the Company's Class B Common Stock as of September 2, 1994 was 11.

        Each share of Class B Common Stock is entitled to ten votes per share and each share of Class A Common Stock is entitled to one vote per share. As of September 2, 1994, shares of Class B Common Stock representing approximately 77.0% of the Company's outstanding voting power were held under a voting trust for which Timothy P. Horne, Chairman of the Board, President and Chief Executive Officer of the Company, and Frederic B. Horne, Corporate Vice President of the Company, serve as trustees. The voting trust requires concurrence of the two trustees with respect to votes involving the election of Directors of the Company and gives Timothy P. Horne the ultimate ability to vote shares held in the voting trust in connection with other matters submitted to shareholders. See Item 12.

Dividends

        The following tabulation sets forth the cash dividends paid by the Company for the periods indicated:



                                    Fiscal Quarter
         Fiscal Year    _______________________________________
        Ended June 30   First   Second  Third   Fourth  Total


            1993        .035    .035    .045    .045    .16
            1994        .045    .045    .055    .055    .20



        Aggregate common stock dividend payments for fiscal 1994, 1993, and 1992 were $5,884,000, $4,785,000, and $3,637,000, respectively.
While the Company presently intends to continue to pay cash dividends, payment of future dividends necessarily depends upon the Board of Directors' assessment of the Company's earnings, financial condition, capital requirements and other factors. All cash dividends shown reflect the Stock Split.

Item 6.  SELECTED FINANCIAL DATA.

        The following items included in the Fifteen Year Financial Summary on pages 26 and 27 of the Annual Report to Stockholders for the fiscal year ended June 30, 1994 are incorporated herein by reference:

        Operating Data  -       Net sales
                        -       Net earnings
        Investment Data -       Total assets
                        -       Capital employed:  Total debt
        Per Share Data  -       Net earnings - Fully diluted
                        -       Common cash dividends

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 22 through 25 of the Annual Report to Stockholders for the fiscal year ended
June 30, 1994 is incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The consolidated financial statements of the Company set forth on pages 10 through 21 of the Annual Report to Stockholders for the fiscal year ended June 30, 1994 are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.


PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information appearing under the caption "Information as to Nominees for Director" in the registrant's definitive proxy statement dated September 14, 1994 relating to the Annual Meeting of Stockholders to be held on October 18, 1994 is incorporated herein by reference. The executive officers of the Company are as follows:


             Name               Position                            Age


        Timothy P. Horne        Chairman of the Board, President    56
                                and Chief Executive Officer
                                and Director

        David A. Bloss, Sr.     Executive Vice President and        44
                                Director

        Frederic B. Horne       Corporate Vice President and        44
                                Director

        Kenneth J. McAvoy       Vice President of Finance, Chief    54
                                Financial Officer, Treasurer,
                                Executive Vice President of European
                                Operations, Secretary and Director

        Robert T. McLaurin      Corporate Vice President of         63
                                Asian Operations

        Michael O. Fifer        Vice President of Corporate         37
                                Development

        William C. McCartney    Corporate Controller                40


        Suzanne M. Zabitchuck   Corporate Counsel and               39
                                Assistant Secretary


        Timothy P. Horne joined the Company in September 1959 and has been a Director since 1962. Mr. Horne served as the Company's President from 1976 to 1978 and as President and Chief Executive Officer from 1978 to April 1986. In April 1986, Mr. Horne became the Company's

Chairman of the Board and Chief Executive Officer. Mr. Horne became the Company's President in January 1994.

        David A. Bloss, Sr., joined the Company as Executive Vice President in July 1993 and has been a Director since January 1994. Prior to joining the Company, Mr. Bloss was for five years associated with the Norton Company, a manufacturer of abrasives and cutting tools, serving most recently as President of the Superabrasives Division. He also spent seven years with Cooper Industries.

        Frederic B. Horne, brother of Timothy P. Horne, has been Corporate Vice President of the Company since August 1987 and a Director since
1980. Mr. Horne served as the Company's Vice President and General Manager from 1978 to August 1987. He joined the Company in 1973.

        Kenneth J. McAvoy has been Vice President of Finance since 1984 and Chief Financial Officer and Treasurer since June 1986, and has been been a Director since January 1994. Mr. McAvoy was also appointed Executive Vice President of European Operations in January 1994. Mr. McAvoy has also served as Secretary or Clerk since January 1985. He joined the Company in 1981 as Corporate Controller.

        Robert T. McLaurin was appointed Corporate Vice President of Asian Operations in August 1994. He served as the Senior Vice President of Manufacturing of Watts Regulator Co. from 1983 to August 1994. He joined Watts Regulator Company as Vice President of Manufacturing in
1978.

        Michael O. Fifer joined the Company in May 1994 and was appointed the Company's Vice President, Corporate Development. Prior to joining the Company, Mr. Fifer was Associate Director of Corporate Development with Dynatech Corp., a diversified high-tech manufacturer, from 1991 to April 1994. Mr. Fifer also served as President of PYSB, Inc., a manufacturer of resin-composite transportation products from 1990 to 1991.

        William C. McCartney has been Corporate Controller of the Company since April 1988. He joined the Company in 1985 as Controller. Prior to that time he was for four years subsidiary Controller for Gould Electronics, Inc., a manufacturer of factory automation equipment.

     Suzanne M. Zabitchuck has been Corporate Counsel of the Company since joining the Company in December 1992. Ms. Zabitchuck was appointed Assistant Secretary in August 1993. Prior to joining the Company, she was associated with The Stride Rite Corporation, a shoe manufacturer, serving most recently as Associate General Counsel and Clerk.

Item 11.  EXECUTIVE COMPENSATION.

        The information appearing under the caption "Compensation Arrangements" in the registrant's definitive proxy statement dated September 14, 1994 relating to the Annual Meeting of Stockholders to be held on October 18, 1994 is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

        The information appearing under the caption "Principal and Management Stockholders" in the registrant's definitive proxy statement dated September 14, 1994 relating to the Annual Meeting of Stockholders to be held on October 18, 1994 is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information appearing under the caption "Compensation
Arrangements-Certain Transactions" in the registrant's definitive proxy statement dated September 14, 1994 relating to the Annual
Meeting of Stockholders to be held on October 18, 1994 is incorporated herein by reference.


PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
          8-K.

(a)(1)  Financial Statements

        The response to this portion of Item 14 is submitted as a separate section of this Annual Report.

(a)(2)  Schedules

        The response to this portion of Item 14 is submitted as a separate section of this Annual Report.

(a)(3)  Exhibits

        Exhibits 10.1 - 10.6, 10.8 and 10.24 constitute all of the management contracts and compensation plans and arrangements of the Company required to be filed as exhibits to this Annual Report.


Exhibit No.     Description


        3.1     Restated Certificate of Incorporation, as amended.(1)
        3.2     Amended and Restated By-Laws. (2)
        9.1     Horne Family Voting Trust Agreement-1991 dated as of
                  October 31, 1991. (3)
        10.1 Employment Agreement dated as of May 1, 1993 between the Registrant and Timothy P. Horne. (13)
        10.2    Supplemental Compensation Agreement dated as of
                  May 1, 1993 between the Registrant and Timothy P.
                  Horne. (13)
        10.3    Deferred Compensation Agreement between the
                  Registrant and Timothy P. Horne, as amended. (5)
        10.4 1986 Incentive Stock Option Plan, as amended, including form of Option Agreement. (4)
        10.5 1989 Nonqualified Stock Option Plan, including form of Option Agreement. (4)


        10.6    Retirement Plan for Salaried Employees, as amended.
                  (6)
        10.7    Registration Rights Agreement dated as of July 25,
                  1986. (7)
        10.8    Executive Incentive Bonus Plan. (13)
        10.9    Indenture dated as of December 1, 1991 between the
                  Registrant and The First National Bank of Boston,
                  as Trustee, including form of 8-3/8% Note Due
                  2003. (10)
        10.10   Loan Agreement and Mortgage among The Industrial
                  Development Authority of the State of New
                  Hampshire, Watts Regulator Co. and Arlington
                  Trust Company dated as of August 1, 1985. (5)
        10.11   Amendment Agreement relating to Watts Regulator Co.
                  (Canaan and Franklin, New Hampshire, facilities)
                  financing dated as of December 31, 1985. (5)
        10.12   Sale Agreement between Village of Walden Industrial
                  Development Agency and Spence Engineering
                  Company, Inc. dated as of June 1, 1994. *
        10.13   Letter of Credit, Reimbursement and Guaranty
                  Agreement dated June 1, 1994 by and among the
                  Registrant, Spence Engineering Company, Inc. and
                  First Union National Bank of North Carolina. *
        10.14   Trust Indenture from Village of Walden Industrial
                  Development Agency to the First National Bank of
                  Boston, as Trustee, dated as of June 1, 1994. *
        10.15   Loan Agreement between Hillsborough County
                  Industrial Development Authority and Leslie
                  Controls, Inc. dated as of July 1, 1994. *
        10.16   Letter of Credit, Reimbursement and Guaranty
                  Agreement dated July 1, 1994 by and among the
                  Registrant, Leslie Controls, Inc. and First Union
                  National Bank of North Carolina. *
        10.17   Trust Indenture from Hillsborough County Industrial
                  Development Authority to the First National Bank
                  of Boston, as Trustee, dated as of July 1, 1994.*
        10.18   Bond Purchase Agreement among The Rutherford County
                  Industrial Facilities and Pollution Control
                  Financing Authority, Northwestern Bank and
                  Regtrol, Inc. dated as of October 1, 1984. (5)
        10.19   Loan Agreement between The Rutherford County
                  Industrial Facilities and Pollution Control
                  Financing Authority and Regtrol, Inc. dated as of
                  October 1, 1984. (5)
        10.20   Agreement as to Financial Covenants between
                  Northwestern Bank and Watts Regulator Co. dated
                  as of October 1, 1984. (5)
        10.21   Guaranty Agreement from Watts Regulator Co. to
                  Northwestern Bank dated as of October 1, 1984.
                  (5)
        10.22   Amendment Agreement relating to Regtrol, Inc.
                  financing dated as of January 1, 1986. (5)
        10.23   Amended and Restated Stock Restriction Agreement
                  dated as of October 30, 1991. (3)


        10.24   Watts Industries, Inc. 1991 Non-Employee Directors'
                  Nonqualified Stock Option Plan. (9)
        10.25   Letters of Credit relating to retrospective paid
                  loss insurance programs. (13)
        10.26   Form of Master Agreement, dated as of April 15,
                  1986, relating to interest rate swap transaction
                  and forms of related Rate Swap Agreements. (7)
        10.27   Form of Stock Restriction Agreement for management
                  stockholders. (7)
        10.28   Revolving Credit Agreement dated December 23, 1987
                  between Nederlandse Creditbank NV and Watts
                  Regulator (Nederland) B.V. and related Guaranty
                  of Watts Industries, Inc. and Watts Regulator Co.
                  dated December 14, 1987. (8)
        10.29   Loan Agreement dated September 1987 with, and
                  related Mortgage to, N.V. Sallandsche Bank. (8)
        10.30   Agreement and Plan of Merger dated as of August 22,
                  1991 relating to the acquisition by the Registrant
                  of Henry Pratt Company. (11)
        10.31   Agreement of the sale of shares of Intermes, S.p.A.,
                  RIAF Holding A.G. and the participations in
                  Multiscope Due S.R.L. dated as of November 6,
                  1992. (12)
        10.32   Revolving Credit Agreement dated August 30, 1994
                  between and among Watts Investment Company,
                  certain financial institutions, the First National
                  Bank of Boston, as Agent, and the Registrant, as
                  Guarantor. *
          11    Statement Regarding Computation of Earnings per
                  Common Share. +
          13    1994 Annual Report to Stockholders. * (This Report,
                  except for those portions thereof which are
                  expressly incorporated by reference into this
                  Report on Form 10-K, is not to be deemed "filed"
                  with the Securities and Exchange Commission.)
          21    Subsidiaries. *
        23.1    Consent of Ernst & Young, Independent Auditors. +
        23.2    Consent of Deloitte & Touche, Independent Auditors. +
          27    Financial Data Schedule. *


(1) Incorporated by reference to the relevant exhibit to the Registrant's Registration Statement on Form S-3 (No. 33-43983) filed with the Securities and Exchange Commission on November 15, 1991.

(2) Incorporated by reference to the relevant exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 1992.

(3) Incorporated by reference to the relevant exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 1991.



(4) Incorporated by reference to the relevant exhibit to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 1989.

(5) Incorporated by reference to the relevant exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-6515) filed with the Securities and Exchange Commission on June 17, 1986.

(6) Incorporated by reference to the relevant exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-6515) filed with the Securities and Exchange Commission as part of the First Amendment to such Registration Statement on July 30, 1986.

(7) Incorporated by reference to the relevant exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-6515) filed with the Securities and Exchange Commission as part of the Second Amendment to such Registration Statement on August 21, 1986.

(8) Incorporated by reference to the relevant exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-27101) filed with the Securities and Exchange Commission on February 16, 1989.

(9) Incorporated by reference to the relevant exhibit to the Registrant's Amendment No. 1 to Form 10-K for fiscal 1992 filed with the Securities nd Exchange Commission on March 11, 1993.

(10) Incorporated by reference to the relevant exhibit to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 16, 1992.

(11) Incorporated by reference to Exhibit 10.33 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 24, 1991.

(12) Incorporated by reference to the relevant exhibit to the Registrant's Amendment No. 2 to Form 8-K dated November 6, 1992 filed with the Securities and Exchange Commission on February 22, 1993.

(13) Incorporated by reference to the relevant exhibit to the Registrant's Annual Report on Form 10-K filed with the
        Securities and Exchange Commission on September 24, 1993.


*       Filed herewith.

+       Filed herewith as a separate section of this report.

(b)     Reports on Form 8-K.

        The Registrant did not file any reports on Form 8-K during the last quarter of the period covered by this Annual Report.




(c)     Exhibits.

        The response to this portion of Item 14 is submitted as a separate section of this Annual Report.

(d)     Financial Statement Schedules.

        The response to this portion of Item 14 is submitted as a separate section of this Annual Report.


SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WATTS INDUSTRIES, INC.

                                                /S/ Timothy P. Horne
                                          By:  ---------------------------
                                               Timothy P. Horne
                                               Chairman of the Board, President,
                                               and Chief Executive Officer

DATED:  September 23, 1994


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



        Signature              Title                          Date



/S/ Timothy P. Horne
- - --------------------    Chairman of the Board,          September 23, 1994
Timothy P. Horne        President and Chief Executive
                        Officer (Principal Executive
                        Officer) and Director

/S/ Kenneth J. McAvoy
- - --------------------    Vice President of Finance       September 23, 1994
Kenneth J. McAvoy       and Treasurer (Principal
                        Financial and Accounting Officer),
                        Secretary, and Director

/S/ David A. Bloss, Sr.
- - ---------------------   Executive Vice President and    September 23, 1994
David A. Bloss, Sr.     Director

/S/ Frederic B. Horne
- - ---------------------   Corporate Vice President and    September 23, 1994
Frederic B. Horne       Director

/S/ Noah T. Herndon
- - ---------------------   Director                        September 23, 1994
Noah T. Herndon

/S/ Wendy E. Lane
- - ---------------------   Director                        September 23, 1994
Wendy E. Lane

/S/ Gordon W. Moran
- - ---------------------   Director                        September 23, 1994
Gordon W. Moran

/S/ Daniel J. Murphy, III
- - ---------------------   Director                        September 23, 1994
Daniel J. Murphy, III


                           ANNUAL REPORT ON FORM 10-K

                       ITEM 14(a)(1) and (2), (c) and (d)

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                CERTAIN EXHIBITS

                         FINANCIAL STATEMENT SCHEDULES

                            YEAR ENDED JUNE 30, 1994

                             WATTS INDUSTRIES, INC.

                          NORTH ANDOVER, MASSACHUSETTS

FORM 10-K--ITEM 14(a)(1) AND (2)

WATTS INDUSTRIES, INC. AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of Watts Industries, Inc. and subsidiaries, included in the annual report of the registrant to its shareholders for the year ended June 30, 1994, are incorporated by reference in
Item 8:

         Consolidated balance sheets--June 30, 1994 and 1993

         Statements of consolidated earnings--Years ended June 30, 1994, 1993 and 1992

         Statements of consolidated stockholders' equity--Years ended June 30, 1994, 1993 and 1992

         Statements of consolidated cash flows--Years ended June 30, 1994, 1993 and 1992

         Notes to consolidated financial statements--June 30, 1994

The following consolidated financial statement schedules of Watts Industries, Inc. and subsidiaries are included in
Item 14(d):

         Schedule I--Marketable Securities--Other Investments

         Schedule II--Amounts Receivable from Related Parties and Underwriters,
                      Promoters and Employees Other than Related Parties

         Schedule V--Property, Plant and Equipment

         Schedule VI--Accumulated Depreciation, Depletion and Amortization of
                      Property, Plant and Equipment

         Schedule VIII--Valuation and Qualifying Accounts

         Schedule X--Supplementary Income Statement Information

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

Supplemental Reports of Independent Auditors

              Schedule I-Marketable Securities--Other Investments

                    Watts Industries, Inc. and Subsidiaries

                                 June 30, 1994
                         (Dollar amounts in thousands)


              Column A                                               Column B         Column C         Column D       Column E
                                                                                                                   Amount at Which
                                                                     Number of                                    Each Portfolio of
                                                                   Shares or Units-                                Equity Security
                                                                      Principal                     Market Value   Issues and Each
                                                                      Amounts of                  of Each Issue at  Other Security
                                                                      Bonds and      Cost of Each   Balance Sheet  Issue Carried in
 Name of Issuer and Title of Each Issue                                  Notes          Issue           Date       the Balance Sheet

                                                     Maturity Date/
Municipal Bonds                        Rate          Putable Date

Atlantic Highlands NJ                  7.20%           1/01/06          $    55         $    58         $    57         $    57
Colorado Hsg Fin Put                   4.00            8/01/94              565             573             566             566
Duplin Cnty Ctf Partn                  2.75            8/01/94              250             250             250             250
Hillsborough Cnty Fl Util              4.70            8/01/94              875             892             877             877
Indiana St Toll                        9.40            7/01/05            1,000           1,083           1,076           1,076
Maricopa County Ariz Sch Dist          3.38            7/29/17            1,500           1,511           1,501           1,501
Massachusetts Whsl                    13.00            7/01/18              300             335             322             322
Metropolitan Trans Auth                9.88            7/01/15              125             129             128             128
Michigan St Bldg Auth Rev              3.00            4/01/99            1,865           1,874           1,872           1,872
New York City Mun Water Fin A          9.25            6/15/15              500             543             540             540
New York City Ut Series B             10.88            11/15/14             125             138             143             143
New York St Energy Resh                3.00            12/01/14             500             501             501             501
New York St Med Care Facs              9.75            1/15/25              340             372             359             359
New York St Power Auth Rev            10.38            1/01/16              355             392             369             369
Phoenix Ariz Civic Put                 7.00            7/01/27              100             104             100             100
Pueblo County Colo                     5.00            12/01/94             100             101             101             101
Puerto Rico Hsg Bk & Fin AG            7.13            12/01/04             100             107             105             105
Santa Ana Calif Cnty Redev             2.75            9/01/94              520             520             520             520
Student Loan Funding Put               3.70            12/01/01           1,500           1,505           1,500           1,500
Triborough Bridge & Tunnel NY          6.45            1/01/95              200             208             204             204
Triborough Bridge & Tunnel NY          9.00            1/01/11              200             216             215             215
Total Municipal Bonds                                                                    11,412          11,306          11,306


                    Watts Industries, Inc. and Subsidiaries

                                 June 30, 1994
                         (Dollar amounts in thousands)


                 Column A                                              Column B        Column C     Column D            Column E
                                                                                                                   Amount at Which
                                                                        Number of                                 Each Portfolio of
                                                                     Shares or Units-                              Equity Security
                                                                        Principal                  Market Value    Issues and Each
                                                                       Amounts of                 of Each Issue at  Other Security
                                                                        Bonds and    Cost of Each   Balance Sheet  Issue Carried in
 Name of Issuer and Title of Each Issue                                   Notes         Issue          Date        the Balance Sheet

                                                          Maturity Date/
U.S. Government Obligations                     Rate       Putable Date

U.S. Treasury Note                              3.88%        2/28/95       $ 2,000      $ 2,006      $ 2,006          $ 2,006
U.S. Treasury Note                              3.88         3/31/95         1,000        1,004        1,004            1,004
Total U.S. Government Obligations                                                         3,010        3,010            3,010

Corporate Obligations

AMEX Credit Corp                                5.95%        1/27/95         1,000        1,027        1,010            1,010
American General Corp                           9.50         12/15/94        1,000        1,076        1,017            1,017
Atlantic Richfield Co                           8.65         3/31/95         1,000        1,068        1,034            1,034
Beneficial Corp                                 9.55         5/26/95         1,000        1,076        1,047            1,047
Commercial Credit Group                         6.95         10/01/94        1,000        1,040        1,007            1,007
Dillard Dept Stores                             9.63         5/15/95         1,000        1,083        1,047            1,047
First Chicago Corp                              8.88         9/15/94         1,000        1,065        1,010            1,010
Ford Motor Credit Co                            9.75         11/04/94        1,000        1,081        1,019            1,019
General Electric Co                             5.88         12/01/94        1,000        1,024        1,007            1,007
JP Morgan and Co Inc                            8.88         8/01/94         1,000          533          502              502
Pactel Capital                                  8.95         6/20/95         1,000        1,068        1,044            1,044
Pennsylvania Electric Co Resources GTD          8.50         11/01/94        1,000        1,064        1,015            1,015
Philip Morris Cos Inc                           9.10         11/14/95        1,000        1,039        1,036            1,036
Total Corporate Obligations                                                              13,244       12,795           12,795


                    Watts Industries, Inc. and Subsidiaries

                                 June 30, 1994
                         (Dollar amounts in thousands)


                  Column A                                                  Column B     Column C      Column D        Column E
                                                                                                                   Amount at Which
                                                                            Number of                             Each Portfolio of
                                                                        Shares or Units-                           Equity Security
                                                                            Principal                Market Value  Issues and Each
                                                                           Amounts of               of Each Issue   Other Security
                                                                            Bonds and  Cost of Each   at Balance   Issue Carried in
   Name of Issuer and Title of Each Issue                                     Notes       Issue       Sheet Date   the Balance Sheet

                                                          Maturity Date/
Commercial Paper                              Rate         Putable Date

Associates Corp of NA                         4.30%          7/06/94        $  255        $  254        $  254        $  254
Florida Power and Light                       4.24           7/15/94         4,991         4,991         4,991         4,991
Household Fin Corp                            4.20           7/06/94           100           100           100           100
Pennsylvania Power and Light                  4.24           7/15/94         1,497         1,497         1,497         1,497
Total Commercial Paper                                                                     6,842         6,842         6,842

Money Market and Mutual Funds                                           (In thousands)
                                                                             Units
Alliance Capital Reserves                                                       30            30            30            30
Laurel Funds Inc Govt MMII                                                  12,860        12,860        12,860        12,860
Laurel Funds Inc Prime II                                                       76            76            76            76
First Union Treasury MMF                                                       341           341           341           341
Lehman Prime MMF                                                             7,058         7,058         7,058         7,058
Lehman Govt Obligations MMF                                                  4,348         4,348         4,348         4,348
Merrill Lynch Institutional MMF                                                103           103           103           103
Total Money Market and Mutual Funds                                                       24,816        24,816        24,816

Total short-term investments                                                             $59,324       $58,769       $58,769



     Schedule II-Amounts Receivable from Related Parties and Underwriters, Promoters and Employees Other than Related Parties

                    Watts Industries, Inc. and Subsidiaries

                         (Dollar amounts in thousands)


     Column A                          Column B         Column C               Column D                             Column E
                                                                              Deductions                   Balance at End of Period
                             Balance at Beginning of
   Name of Debtor                    Period            Additions  Amounts Collected   Amounts Written Off   Current     Not Current

Year ended June 30, 1994:
  Charles W. Grigg,

     Noninterest-bearing note
     receivable due upon sale of
     certain common stock of

     Company                             $222            $185           $407 (1)

Year ended June 30, 1993:
  Charles W. Grigg,

     Noninterest-bearing note
     receivable, due upon sale of
     certain common stock of

     Company                              120             102                                                               $222

Year ended June 30, 1992:
  Charles W. Grigg,

     Noninterest-bearing note
     receivable, due upon sale of
     certain common stock of
     Company                                              120                                                  $120

     (1) Amount collected represents the sale of 7,200 shares of Class A Common
         Stock to the Company at $48.50 per share and a cash remittance of $57,800.

                    Schedule V-Property, Plant and Equipment

                    Watts Industries, Inc. and Subsidiaries

                         (Dollar amounts in thousands)


        Column A                    Column B              Column C          Column D           Column E            Column F
                               Balance at Beginning                                       Other Changes--Add   Balance at End of
     Classification                 of Period        Additions at Cost(2)  Retirements  (Deduct)--Describe(1)      Period

Year ended June 30, 1994:

   Land                                 $ 11,247          $    34                              $   (18)            $ 11,263
   Buildings and improvements             59,951            2,250                                   78               62,279
   Machinery and equipment               142,384           10,050(4)          $9,070             6,288              149,652
   Construction in progress (5)            4,665            8,657                               (6,141)               7,181
Totals                                  $218,247          $20,991             $9,070           $   207             $230,375

Year ended June 30, 1993:

   Land                                 $  8,114          $ 1,842                              $  1,291            $ 11,247
   Buildings and improvements             38,494           17,342(4)                              4,115              59,951
   Machinery and equipment               121,258           13,727(4)          $2,374              9,773             142,384
   Construction in progress (5)            6,674           14,319(4)                            (16,328)              4,665
Totals                                  $174,540          $47,230             $2,374           $ (1,149)           $218,247

Year ended June 30, 1992:

   Land                                 $  7,899          $   256             $   25           $   (16)           $  8,114
   Buildings and improvements             34,556            3,676                358               620              38,494
   Machinery and equipment               100,969           18,244(4)             656             2,701             121,258
   Construction in progress (5)            1,625            7,205(4)                            (2,156)              6,674
Totals                                  $145,049          $29,381             $1,039           $ 1,149            $174,540


     (1) Adjustment due to the effect of exchange ate changes on translating property, plant and equipment of foreign subsidiaries in accordance with FASB Statement No. 52, "Foreign Currency Translation."

     (2) Includes $1,063,000 in 1994, $21,432,000 in 1993 and $11,327,000
in 1992 of assets of acquired businesses.

     (3) The annual provisions for depreciation have been computed using the straight-line method in accordance with the following range of percentages:

          Buildings and improvements       2.5% to 10%
          Machinery and equipment          6.7% to 33.3%

 (4) Includes acquisition cost of machinery and assembly centers in:

          Year         Location
          1994         Ontario, Canada
          1993         Caldero and Trento, Italy and Tottonham, England
          1992         Dixon and Aurora,  Illinois

 (5) Certain capital projects are recorded in construction in progress and allocated to machinery and equipment and buildings and improvements when placed into service.


        Schedule VI-Accumulated Depreciation, Depletion and Amortization
                        of Property, Plant and Equipment

                    Watts Industries, Inc. and Subsidiaries

                         (Dollar amounts in thousands)


        Column A                    Column B              Column C          Column D           Column E            Column F
                                                      Additions Charged
                               Balance at Beginning     to Cost and                      Other Changes--Add   Balance at End of
     Description                    of Period             Expenses         Retirements  (Deduct)--Describe(1)      Period

Year ended June 30, 1994:

   Buildings and improvements         $ 7,555             $   914                              $    9             $  8,478
   Machinery and equipment             76,431              17,789            $8,660                88               85,648
Totals                                $83,986             $18,703            $8,660            $   97             $ 94,126

Year ended June 30, 1993:

   Buildings and improvements         $ 6,406             $ 1,192                              $ (43)             $ 7,555
   Machinery and equipment             62,761              15,679            $1,571             (438)              76,431
Totals                                $69,167             $16,871            $1,571            $(481)             $83,986

Year ended June 30, 1992:

   Buildings and improvements         $ 5,689             $   723            $   25            $  19              $ 6,406
   Machinery and equipment             49,051              13,977               442              175               62,761
Totals                                $54,740             $14,700            $  467            $ 194              $69,167


(1) Adjustment due to the effect of exchange rate changes on translating property, plant and equipment of foreign subsidiaries in accordance with FASB Statement No. 52, "Foreign Currency Translation."


                Schedule VIII-Valuation and Qualifying Accounts

                    Watts Industries, Inc. and Subsidiaries

                         (Dollar amounts in thousands)



             Column A               Column B                         Column C                          Column D        Column E
                                                                    Deductions
                             Balance at Beginning of     Charged to Costs      Charged to Other     Deductions--   Balance at End of
            Description             Period                 and Expenses       Accounts--Describe    Describe(1)        Period

Year ended June 30, 1994:
 Deducted from asset account:
   Allowance for doubtful
    accounts                         $3,565                   $1,726                $137 (2)           $  940           $4,488

Year ended June 30, 1993:
 Deducted from asset account:
   Allowance for doubtful
    accounts                         $2,586                   $1,460                $808 (2)           $1,289           $3,565

Year ended June 30, 1992:
 Deducted from asset account:
   Allowance for doubtful
    accounts                         $1,642                   $1,393                $264 (2)           $  713           $2,586



(1) Uncollectible accounts written off, net of recoveries.

(2) Balance acquired in connection with acquisition of Ancon, Inc. in 1994, Intermes in 1993 and Henry Pratt Company and Contromatics, Inc. in 1992.


             Schedule X-Supplementary Income Statement Information

                    Watts Industries, Inc. and Subsidiaries

                             (Amounts in thousands)


                          Column A                                                      Column B

                            Item                                              Charged to Costs and Expenses

                                                                                Fiscal year ended June 30

                                                                      1994                1993                 1992
                                                                      ----                ----                 ----

Maintenance and repairs                                              $5,400               $5,265              $5,541

Depreciation and amortization of intangible assets (1)

Taxes, other than payroll and income taxes (1)

Royalties (1)

Advertising costs (1)


     (1) Amounts for these expenses are not presented as such amounts are less than 1% of total sales and revenues.

                                   Exhibit 11

                  Computation of Net Earnings Per Common Share

                             Watts Industries, Inc.

              (Amounts in thousands, except per share information)

                                                                 Fiscal year ended June 30
                                                         1994             1993              1992


Primary
  Average shares outstanding:
    Class A Common Stock, par value $.10                  17,969           18,404            16,516
    Class B Common Stock, par value $.10                  11,488           11,490            11,512
  Net effect of dilutive stock options--based
    upon treasury stock method using
    average market price
                                                             217              196               298
Total                                                     29,674           30,090            28,326

Earnings before cumulative effect of change
 in accounting                                           $41,010          $30,406           $36,625
Cumulative effect of change in accounting                                  (3,132)
Net earnings                                             $41,010          $27,274           $36,625

Earnings per Common Share:

  Earnings before cumulative effect of change
   in accounting                                         $  1.38          $  1.01           $  1.29
  Cumulative effect of change in accounting                                  (.10)
Net earnings                                             $  1.38          $   .91           $  1.29

                                   Exhibit 11

                             Watts Industries, Inc.

              (Amounts in thousands, except per share information)


                                                                  Fiscal year ended June 30
                                                          1994             1993              1992
Fully Diluted
  Average shares outstanding:

    Class A Common Stock, par value $.10                  17,969           18,404            16,516
    Class B Common Stock, par value $.10                  11,488           11,490            11,512
  Net effect of dilutive stock options--based
   upon treasury stock method using ending
   market price, if higher than average
   market price                                              260              204               298
  Assumed conversion of 7 3/4% convertible
     subordinated debentures                                                                  1,754
Total                                                     29,717           30,098            30,080

Earnings before cumulative effect of change
 in accounting                                           $41,010          $30,406           $36,625
Cumulative effect of change in accounting                                  (3,132)
Add 7 3/4% convertible subordinated debentures
   interest, net of income tax effect                                                         1,459
                                                         $41,010          $27,274           $38,084

Earnings per Common Share:

  Earnings before cumulative effect of change
   in accounting                                         $  1.38          $  1.01           $  1.27
  Cumulative effect of change in accounting                                  (.10)
Net earnings                                             $  1.38          $   .91           $  1.27



All share and per share information have been restated for all periods presented above to reflect the stock split effected in March 1994 as discussed in Note 7 to the Consolidated Financial Statements.


                 Exhibit 23.1--Consent of Independent Auditors

We consent to the incorporation by reference in this Annual Report (Form 10-K) of Watts Industries, Inc. of our report dated August 5, 1994, included in the 1994 Annual Report to Shareholders of Watts Industries, Inc.

Our audits also included the financial statements schedules of Watts Industries, Inc. listed in Item 14(a). These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. We did not audit the financial statements of Watts Industries Europe B.V., a consolidated subsidiary, which statements reflect total assets of $107,729,000 and $100,219,000 at June 30, 1994 and 1993 and total revenues of
$79,709,000 and $57,645,000 for the years then ended. We have been furnished with the report of Deloitte & Touche with respect to Schedules V, VI, VIII and X of Watts Industries Europe B.V. In our opinion, based on our audits and the report of other auditors, the financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set therein.

We also consent to the incorporation by reference in the Registration Statements (Post-Effective Amendment No. 1 to Form S-8 No. 33-30377) pertaining to the 1986 Incentive Stock Option Plan and (Form S-8 No. 33-37926) pertaining to the Nonqualified Stock Option Plan of Watts Industries, Inc. and in the related Prospectuses of our report dated August 5, 1994, with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedules included in this Annual Report (Form 10-K) of Watts Industries, Inc.

                                                                   ERNST & YOUNG

Boston, Massachusetts
September 19, 1994

Independent Auditor's Report


Board of Directors
Watts Industries Europe B.V.

We have audited the accompanying financial statements including the consolidated/combined financial statements of Watts Industries Europe B.V.
at Eerbeek for the fiscal years ended June 30, 1994 and 1993 (not separately presented herein) expressed in Dutch Guilders. These financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the Netherlands and the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated/combined financial statements referred to above present fairly, in all material respects, the consolidated/combined financial position of Watts Industries Europe B.V. at June 30, 1994 and
1993 and the results of their operations in the fiscal years then ended in conformity with generally accepted accounting principles in The Netherlands.

Generally accepted accounting principles in The Netherlands vary in certain significant respects from generally accepted accounting principles in the United States. The application of the latter would have affected the determination of consolidated/combined net earnings in the years ended
June 30, 1994 and 1993 and the determination of stockholders' equity at June 30, 1994 and 1993 to the extent summarized in Note G.

Leiden, The Netherlands, August 5, 1994

Deloitte & Touche
Registeraccountants
(signature)
P.C. Spaargaren RA

Report of Independent Auditors

Board of Directors
Watts Industries, Inc.

We have audited the financial statements including the consolidated/combined financial statements of Watts Industries Europe B.V., a wholly owned subsidiary of Watts Industries, Inc., as of June 30, 1994 and 1993 and for the years then ended and have issued our report thereon dated August 5, 1994. Our audits also included financial statement schedules V, VI, VIII and X of Watts Industries Europe B.V. (not presented separately herein) which are included in the related schedules of Watts Industries, Inc. in Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules of Watts Industries Europe B.V. referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Leiden, The Netherlands, August 5, 1994

Deloitte & Touche
Registeraccountants
(signature)
P.C. Spaargaren RA

Exhibit 23.2--
Consent of Independent Auditors


We consent to the incorporation by reference in the Registration Statements (Post-Effective Amendment No. 1 to Form S-8 No. 33-30377) pertaining to the 1986 Incentive Stock Option Plan and Form S-8 (No. 33-37926) pertaining to the Nonqualified Stock Option Plan of Watts Industries Inc. and in the related Prospectuses of our report dated August 5, 1994, with respect to the consolidated combined financial statements of Watts Industries Europe B.V. (not included herein) and our report dated August 5, 1994, with repect to the financial statement schedules of Watts Industries Europe B.V. (not included herein).

Leiden, The Netherlands, September 19, 1994

Deloitte & Touche
Registeraccountants
(signature)
P.C. Spaargaren RA

EXHIBIT INDEX


        Listed and indexed below are all Exhibits filed as part of this Report. Certain Exhibits are incorporated by reference to documents previously filed by the Company with the Securities and Exchange
Commission pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.



Exhibit No.     Description


        3.1     Restated Certificate of Incorporation, as amended.(1)
        3.2     Amended and Restated By-Laws. (2)
        9.1     Horne Family Voting Trust Agreement-1991 dated as of
                  October 31, 1991. (3)
        10.1    Employment Agreement dated as of May 1, 1993 between
                  the Registrant and Timothy P. Horne. (13)
        10.2    Supplemental Compensation Agreement dated as of
                  May 1, 1993 between the Registrant and Timothy P.
                  Horne. (13)
        10.3    Deferred Compensation Agreement between the
                  Registrant and Timothy P. Horne, as amended. (5)
        10.4    1986 Incentive Stock Option Plan, as amended,
                  including form of Option Agreement. (4)
        10.5    1989 Nonqualified Stock Option Plan, including form
                  of Option Agreement. (4)
        10.6    Retirement Plan for Salaried Employees, as amended.
                  (6)
        10.7    Registration Rights Agreement dated as of July 25,
                  1986. (7)
        10.8    Executive Incentive Bonus Plan. (13)
        10.9    Indenture dated as of December 1, 1991 between the
                  Registrant and The First National Bank of Boston,
                  as Trustee, including form of 8-3/8% Note Due
                  2003. (10)
        10.10   Loan Agreement and Mortgage among The Industrial
                  Development Authority of the State of New
                  Hampshire, Watts Regulator Co. and Arlington
                  Trust Company dated as of August 1, 1985. (5)
        10.11   Amendment Agreement relating to Watts Regulator Co.
                  (Canaan and Franklin, New Hampshire, facilities)
                  financing dated as of December 31, 1985. (5)
        10.12   Sale Agreement between Village of Walden Industrial
                  Development Agency and Spence Engineering
                  Company, Inc. dated as of June 1, 1994. *
        10.13   Letter of Credit, Reimbursement and Guaranty
                  Agreement dated June 1, 1994 by and among the
                  Registrant, Spence Engineering Company, Inc. and
                  First Union National Bank of North Carolina. *
        10.14   Trust Indenture from Village of Walden Industrial
                  Development Agency to the First National Bank of
                  Boston, as Trustee, dated as of June 1, 1994. *
        10.15   Loan Agreement between Hillsborough County
                  Industrial Development Authority and Leslie
                  Controls, Inc. dated as of July 1, 1994. *


        10.16   Letter of Credit, Reimbursement and Guaranty
                  Agreement dated July 1, 1994 by and among the
                  Registrant, Leslie Controls, Inc. and First Union
                  National Bank of North Carolina. *
        10.17   Trust Indenture from Hillsborough County Industrial
                  Development Authority to the First National Bank
                  of Boston, as Trustee, dated as of July 1, 1994.*
        10.18   Bond Purchase Agreement among The Rutherford County
                  Industrial Facilities and Pollution Control
                  Financing Authority, Northwestern Bank and
                  Regtrol, Inc. dated as of October 1, 1984. (5)
        10.19   Loan Agreement between The Rutherford County
                  Industrial Facilities and Pollution Control
                  Financing Authority and Regtrol, Inc. dated as of
                  October 1, 1984. (5)
        10.20   Agreement as to Financial Covenants between
                  Northwestern Bank and Watts Regulator Co. dated
                  as of October 1, 1984. (5)
        10.21   Guaranty Agreement from Watts Regulator Co. to
                  Northwestern Bank dated as of October 1, 1984.
                  (5)
        10.22   Amendment Agreement relating to Regtrol, Inc.
                  financing dated as of January 1, 1986. (5)
        10.23   Amended and Restated Stock Restriction Agreement
                  dated as of October 30, 1991. (3)
        10.24   Watts Industries, Inc. 1991 Non-Employee Directors'
                  Nonqualified Stock Option Plan. (9)
        10.25   Letters of Credit relating to retrospective paid
                  loss insurance programs. (13)
        10.26   Form of Master Agreement, dated as of April 15,
                  1986, relating to interest rate swap transaction
                  and forms of related Rate Swap Agreements. (7)
        10.27   Form of Stock Restriction Agreement for management
                  stockholders. (7)
        10.28   Revolving Credit Agreement dated December 23, 1987
                  between Nederlandse Creditbank NV and Watts
                  Regulator (Nederland) B.V. and related Guaranty
                  of Watts Industries, Inc. and Watts Regulator Co.
                  dated December 14, 1987. (8)
        10.29   Loan Agreement dated September 1987 with, and
                  related Mortgage to, N.V. Sallandsche Bank. (8)
        10.30   Agreement and Plan of Merger dated as of August 22,
                  1991 relating to the acquisition by the Registrant
                  of Henry Pratt Company. (11)
        10.31   Agreement of the sale of shares of Intermes, S.p.A.,
                  RIAF Holding A.G. and the participations in
                  Multiscope Due S.R.L. dated as of November 6,
                  1992. (12)
        10.32   Revolving Credit Agreement dated August 30, 1994
                  between and among Watts Investment Company,
                  certain financial institutions, The First National
                  Bank of Boston, as Agent, and the Registrant, as
                  Guarantor. *
          11    Statement Regarding Computation of Earnings per
                  Common Share. +


          13    1994 Annual Report to Stockholders. * (This Report,
                  except for those portions thereof which are
                  expressly incorporated by reference into this
                  Report on Form 10-K, is not to be deemed "filed"
                  with the Securities and Exchange Commission.)
          21    Subsidiaries. *
        23.1    Consent of Ernst & Young, Independent Auditors. +
        23.2    Consent of Deloitte & Touche, Independent Auditors. +
          27    Financial Data Schedule. *


(1) Incorporated by reference to the relevant exhibit to the Registrant's Registration Statement on Form S-3 (No. 33-43983) filed with the Securities and Exchange Commission on November 15, 1991.

(2) Incorporated by reference to the relevant exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 1992.

(3) Incorporated by reference to the relevant exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 1991.

(4) Incorporated by reference to the relevant exhibit to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 1989.

(5) Incorporated by reference to the relevant exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-6515) filed with the Securities and Exchange Commission on June 17, 1986.

(6) Incorporated by reference to the relevant exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-6515) filed with the Securities and Exchange Commission as part of the First Amendment to such Registration Statement on July 30, 1986.

(7) Incorporated by reference to the relevant exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-6515) filed with the Securities and Exchange Commission as part of the Second Amendment to such Registration Statement on August 21, 1986.

(8) Incorporated by reference to the relevant exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-27101) filed with the Securities and Exchange Commission on February 16, 1989.

(9) Incorporated by reference to the relevant exhibit to the Registrant's Amendment No. 1 to Form 10-K for fiscal 1992 filed with the Securities nd Exchange Commission on March 11, 1993.

(10) Incorporated by reference to the relevant exhibit to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 16, 1992.



(11) Incorporated by reference to Exhibit 10.33 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 24, 1991.

(12) Incorporated by reference to the relevant exhibit to the Registrant's Amendment No. 2 to Form 8-K dated November 6, 1992 filed with the Securities and Exchange Commission on February 22, 1993.

(13) Incorporated by reference to the relevant exhibit to the Registrant's Annual Report on Form 10-K filed with the
        Securities and Exchange Commission on September 24, 1993.

*       Filed herewith.

+       Filed herewith as a separate section of this report.
