Form 10-Q
period 1994-09-30
WATTS INDUSTRIES INC
filed 1994-11-14
CIK 795403

SECURITIES AND EXCHANGE COMMISSION
                       				Washington, D.C. 20549

               				---------------------------------------

                           					FORM 10-Q

 ___
/ X/     Quarterly report  pursuant to Section 13 or 15(d) of the
	    Securities Exchange Act of 1934

For the quarterly period ended September 30, 1994 or
 ___
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
		Yes  X    No_____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class               				Outstanding at October 31,1994
- - -----------------------------   			----------------------------------------

Class A Common, $.10 par value			              18,071,022
Class B Common, $.10 par value			              11,472,470

WATTS INDUSTRIES, INC. AND SUBSIDIARIES



INDEX

Part I.  Financial Information        	              			Page #

	Item 1.	Condensed Consolidated Balance Sheets           		3
		at September 30, 1994 and June 30, 1994.

		Condensed Statements of Consolidated                  			4
		Earnings for the Three Months Ended
		September 30, 1994 and September 30, 1993.

		Condensed Statements of Consolidated                  			5
		Cash Flows for the Three Months Ended
		September 30, 1994 and September 30, 1993.

		Notes to Condensed Consolidated                       			6, 7
		Financial Statements.

	Item 2.	Management's Discussion and Analysis	           		8, 9
		of Financial Condition and Results of
		Operations.

Part II.  Other Information

	Item 5.	Other Information.		                           			10

	Item 6.	Exhibits and Reports Filed on Form 8-K.	        		10

		Exhibit 11 - Computation of Per Share		                 	11
		Earnings.

Signatures							                                         	12


                      PART I. FINANCIAL INFORMATION

                 WATTS INDUSTRIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
             (Amounts in thousands except share information)
                             (Unaudited)

                                                    Sept.30,       June 30,
                            ASSETS                    1994           1994
                                                   ----------     ----------
CURRENT ASSETS
  Cash and cash equivalents..................   $      8,466   $      6,231
  Short-term investments.....................         19,965         58,769
  Trade accounts receivable, less allowance
    for doubtful accounts of $4771 and $4488.        101,889         79,342
  Inventories:
    Finished goods...........................         59,400         60,104
    Work in process..........................         45,016         39,671
    Raw materials............................         56,754         53,305
                                                   ----------     ----------
                                                     161,170        153,080
  Prepaid expenses and other current assets..         10,734          8,484
  Deferred income taxes......................         15,246         14,973
                                                   ----------     ----------
          Total Current Assets...............        317,470        320,879
OTHER ASSETS
  Goodwill, net of accumulated amortization..        115,414         89,500
  Other......................................         19,470         12,222
PROPERTY, PLANT AND EQUIPMENT
  Property, plant and equipment-at cost......        244,745        230,375
  Less allowance for depreciation............      (  99,183)     (  94,126)
                                                   ----------     ----------
  Property, plant and equipment-net..........        145,562        136,249
                                                   ----------     ----------
TOTAL ASSETS.................................    $   597,916    $   558,850
                                                   ==========     ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable...........................   $     25,730   $     24,672
  Accrued expenses...........................         42,623         36,840
  Accrued compensation and related items.....          8,427          8,355
  Income taxes...............................          9,549          3,340
  Notes payable and current portion of
    long-term debt...........................         13,936          1,141
                                                   ----------     ----------
          Total Current Liabilities..........        100,265         74,348

LONG-TERM DEBT, less current portion.........         97,905         97,479
DEFERRED INCOME TAXES........................         16,780         16,357
OTHER LIABILITIES............................          9,420          9,115
STOCKHOLDERS' EQUITY
    Class A Common Stock,$.10 par value;
    40,000,000 shares authorized, 18,017,622
    shares issued and outstanding at Sept.30           1,802          1,801
    Class B Common Stock,$.10 par value;
    13,000,000 shares authorized, 11,472,470
    shares issued and outstanding at Sept.30           1,147          1,147
    Additional paid-in capital...............         93,165         92,996
    Retained earnings........................        278,474        268,706
    Equity adjustment from translation.......      (   1,042)     (   3,099)
                                                   ----------     ----------
          Total Stockholders' Equity.........        373,546        361,551
                                                   ----------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...    $   597,916    $   558,850
                                                   ==========     ==========

See accompanying notes to condensed consolidated financial statements.



                 WATTS INDUSTRIES, INC. AND SUBSIDIARIES
              CONDENSED STATEMENTS OF CONSOLIDATED EARNINGS
               (Amounts in thousands except per share data)
                               (Unaudited)


                                                       Three Months Ended
                                                   -------------------------
                                                    Sept.30,       Sept.30,
                                                      1994           1993
                                                   ----------     ----------
Net sales....................................    $   152,677    $   130,581
Cost of goods sold...........................         96,994         81,309
                                                   ----------     ----------
          GROSS PROFIT.......................         55,683         49,272

Selling, general & administrative expenses...         34,849         30,094

                                                   ----------     ----------
          OPERATING INCOME...................         20,834         19,178

Other (income) expense:
     Interest income.........................      (     750)     (     798)
     Interest expense........................          2,410          2,364
     Other-net...............................            264            339
                                                   ----------     ----------
                                                       1,924          1,905
                                                   ----------     ----------

          EARNINGS BEFORE INCOME TAXES                18,910         17,273

Provision for income taxes...................          7,520          6,736
                                                   ----------     ----------

          NET EARNINGS.......................    $    11,390    $    10,537
                                                   ==========     ==========


Primary and fully-diluted earnings per share:         $  .38         $  .35


Cash dividends per share.....................         $ .055         $ .045
                                                   ==========     ==========

See accompanying notes to condensed consolidated financial statements.


                  WATTS INDUSTRIES, INC. AND SUBSIDIARIES
              CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                         (Amounts in thousands)
                              (Unaudited)
                                                      Three Months Ended
                                                  --------------------------
                                                    Sept.30,       Sept.30,
                                                      1994           1993
                                                   ----------     ----------
OPERATING ACTIVITIES
  Net earnings                                  $     11,390   $     10,537
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation and amortization                    5,966          5,751
      Provision for deferred income taxes                317      (     176)
      (Gain)Loss on disposal of fixed assets       (      26)     (       8)
      Changes in operating assets and liabilities,
       net of effects from business acquisitions:
        Accounts receivable                        (  15,375)     (  13,817)
        Inventories                                    4,557          4,189
        Prepaid expenses and other assets          (     906)     (   1,434)
        Accounts payable and accrued expenses          6,297            675
                                                   ----------     ----------
  NET CASH PROVIDED BY OPERATING ACTIVITIES           12,220          5,717

INVESTING ACTIVITIES
  Additions to property, plant, and equipment      (   5,051)     (   3,958)
  Proceeds from disposal of equipment                     50             10
  Increase in intangible assets                    (     482)     (   1,068)
  Business acquisitions, net of cash acquired:
    Intermes Group                                                (   6,094)
    Ancon Products                                                (   3,520)
    Jameco Industries                              (  34,853)
    Cryolabs                                       (     886)
    Tanggu Joint Venture                           (   5,787)
  Repayment of debt of acquired businesses         (     305)     (   1,846)
  Net changes in short-term investments               38,804         17,438
                                                   ----------     ----------
  NET CASH PROVIDED BY(USED IN)INVESTING ACTIVITIES(   8,510)           962

FINANCING ACTIVITIES
  Purchase and retirement of treasury stock                       (  12,064)
  Proceeds from exercise of stock options                170            633
  Proceeds of short-term borrowings                      114          1,165
  Payments of long-term debt                       (     256)     (   1,192)
  Cash dividends                                   (   1,622)     (   1,319)
                                                   ----------     ----------
  NET CASH (USED IN) FINANCING ACTIVITIES          (   1,594)     (  12,777)

Effect of exch. rates on cash and cash equivalents       119      (     390)
                                                   ----------     ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       2,235      (   6,488)

Cash and cash equivalents at beginning of period       6,231         16,937
                                                   ----------     ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $      8,466   $     10,449
                                                   ==========     ==========

See accompanying notes to condensed consolidated financial statements.

WATTS INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)


1.	In the  opinion of management, the accompanying unaudited
condensed consolidated financial statements contain all necessary adjustments, consisting only of adjustments of a normal recurring nature, to present fairly Watts Industries, Inc.'s Condensed Consolidated Balance Sheet as of September 30, 1994, the Condensed Statements of Consolidated
Earnings for the three months ended September 30, 1994 and September 30, 1993, and the Condensed Statements of Consolidated Cash Flows for the three months ended September 30, 1994 and September 30, 1993.

	The balance sheet at June 30, 1994 has been derived from the audited financial statements at that date. The accounting policies followed by the Company are described in the June 30, 1994 financial statements which are contained in the Company's 1994 Annual Report. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the 1994 Annual Report to stockholders.

2.	On January 18, 1994, the Company's Board of Directors authorized a
2-for-1 stock split in the form of a 100% stock dividend payable on March 15, 1994 to stockholders of record March 1, 1994. All references in the financial statements to average number of shares outstanding and related prices, and per share amounts have been restated to reflect the split.

3.	On July 28, 1994,  the Company purchased Jameco Industries, Inc.
("Jameco") of Wyandanch, New York for a cash purchase price of $35,200,000. Jameco is a manufacturer of metal and plastic water supply products, including valves, tubular products and sink strainers that are sold primarily to residential construction and home repair and remodeling markets in the United States and overseas. Jameco had net sales of approximately $56,000,000 for the twelve months ended June 30, 1994.

	In August of 1994, the Company entered into a joint venture with Tanggu Valve Company in Tianjin, Peoples Republic of China. The Company invested $5,660,000 during the quarter ended September 30, 1994 out of an agreed total investment of $8,500,000 representing a 60% interest in the joint venture.


4.	Effective July 1, 1993, the Company adopted Statement of Financial
Accounting Standard ("SFAS") No. 106 "Employers' Accounting for
Postretirement Benefits Other Than Pensions". SFAS No. 106 requires that the projected future cost of providing postretirement benefits, such as health care and life insurance, be recognized on an accrual basis as employees render service instead of when benefits are paid. The extent of these types of benefits provided by the Company is limited to one of its subsidiaries acquired on September 30, 1991. Based on the acquisition date of this subsidiary and the adoption date of July 1, 1993, the Company is required under the Statement to account for the projected liability for these benefits on a prospective basis and has elected to adjust its purchase price allocation for the acquisition. Accordingly, the Company has recorded a liability of $2,087,000 and a corresponding increase to goodwill and related deferred tax asset. The effect of the adoption of SFAS 106 on operating results from the date of acquisition to June 30, 1993 was immaterial.

5.	Certain of the Company's operations generate solid and hazardous wastes, which are disposed of elsewhere by arrangement with the owners or operators of disposal sites or with transporters of such waste. The Company's foundry and other operations are subject to various federal, state and local laws and regulations relating to environmental quality. Compliance with these laws and regulations requires the Company to incur expenses and monitor its operations on an on-going basis. The Company cannot predict the effect of future requirements on its capital expenditures, earnings or competitive position due to any changes in either federal, state or local environmetal laws, regulations or ordinances.

The Company is currently a party to or otherwise involved with various administrative or legal proceedings under federal, state or local environmental laws or regulations involving a number of sites, in some cases as a participant in a group of potentially responsible parties. Four of these sites, the Sharkey and Combe Landfills in New Jersey, the San Gabriel Valley/El Monte, California water basin matter, and the Jack's Creek/Sitkin Smelting Superfund site in Pennsylvania, are listed on the National Priorities List. With respect to the Sharkey Landfill, the Company has been allocated .75% of the remediat-tion costs, an amount which is not material to the Company. Based on certain developments, the Company elected not to enter into the de minimis settlement proposal and instead decided to participate in the remediation as a participating party. No allocations have been made to date with respect to the Combe Landfill or San Gabriel Valley sites. While a formal allocation has not been completed with respect to the Jack's Creek site, the draft volumetric ranking allocated a .30446% share of the total weight to the Company, which the Company believes should entitle it to participate as a de minimis party.
In addition to the foregoing, the Solvent Recovery Service of New England site and the Old Southington landfill site, both in Connecticut, are on the National Priorities List but, with respect thereto, the Company has resort to indemnification from third parties and based on currently available informa-tion, the Company believes it will be entitled to participate in a de minimis capacity.

 	With respect to the Combe Landfill, the Company is one of approximately 30 potentially responsible parties. The Company and all other PRP's have received a Supplemental Directive from the New Jersey
Department of Environmental Protection & Energy seeking to recover approximately $9 million in the aggregate for the operation, maintenance, and monitoring of the implemented remedial action taken to date in connection with the Combe Landfill North site.

	Given the number of parties involved in most environmental sites, the multiplicity of possible solutions, the evolving technology and the years of remedial activity required, it is difficult to estimate with certainty the total cost of remediation, the timing and extent of remedial actions which may be required, and the amount of liability, if any, of the Company alone or in relation to that of other responsible parties. Based on facts presently known to it, the Company does not believe that the outcome of these proceedings will have a material adverse effect on its financial condition, however, with respect to the San Gabriel Valley/El Monte, California, site, the Company is currently unable to estimate the potential exposure because the process of determining the causes and extent of contamination, the cost of remediation and the method to allocate the cost among those ultimately determined to be responsible is in a very early stage.

	The Company has established balance sheet accruals which it currently believes are adequate in light of the potential exposure of pending and threatened environmental litigation and proceedings of which it has knowledge. In this regard, with respect to certain of these matters, the Company has resort either to some degree of insurance coverage or indemnifications from third parties which are expected to defray to some extent the effect thereof. With respect to insurance, coverage of some of these claims has been disputed by the carriers based on standard reservations and, therefore, recovery is questionable, a factor which has been considered in the Company's evaluation of these matters. Although difficult to quantify based on the complexity of the issues and the limitation on available information, the Company believes that its accruals for the estimated costs associated with such matters adequately provide for the Company's estimated foreseeable liability for these sites, however, given the nature and scope of the Company's manufacturing operations, there can be no assurance that the Company will not become subject to other environmental proceedings and liabilities in the future which may be material to the Company.

WATTS INDUSTRIES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations


Results of Operations
Quarter Ended September 30, 1994 Compared to
Quarter Ended September 30, 1993

	Net sales increased $22,096,000 (16.9%) to $152,677,000.   The
inclusion of the net sales of Jameco Industries, Inc. ("Jameco"), acquired in July of 1994, represented approximately 59% of the increase. In addition, the Company had increased unit shipments of plumbing and heating valves, oil and gas valves, and water quality valves. The Company intends to maintain its strategy of seeking acquisition opportunities as well as expanding its existing market position to achieve sales growth.

	Gross profit increased $6,411,000 (13.0%) to $55,683,000 and decreased as a percentage of net sales from 37.7% to 36.5%. This decreased percentage was primarily attributable to the inclusion of Jameco, which currently operates at a lower gross margin than the rest of the Company. Gross profit was also adversly affected by increased raw material costs of bronze ingot and brass rod.

	Selling, general and administrative expenses increased $4,755,000 (15.8%) to $34,849,000. This increase in spending is primarily attributable to the inclusion of the expenses of Jameco, increased selling expenses associated with international sales, and commissions associated with the higher sales volume.

	The Company from time to time is involved with environmental proceedings and incurs costs on an ongoing basis related to environmental matters. The Company has been or expects to be named a potentially responsible party with respect to currently identified contaminated sites, which are in various stages of the remediation process. The Company has evalua-ted its potential exposure based on all currently available information and has recorded its estimate of its liability for environmental matters. However, the ultimate outcome of these environmental matters cannot be determined. The Company currently anticipates that it will not incur material expenditures in fiscal 1995 in connection with any of these environmentally contaminated sites.

	Interest income decreased $48,000 (6%) to $750,000. This decrease is attributable to lower levels of cash and short-term investments partially offset by higher rates of return experienced on short term investments.

	Interest expense increased $46,000 (2.0%) to $2,410,000. This increase was attributable to the inclusion of the debt of Jameco in the consolidated balance sheet of the Company, offset by decreased borrowings during the quarter.

	Net earnings increased $853,000 (8.1%) to $11,390,000.   The
Company's return on investment for the period ended September 30, 1994 was 12.1%. This represents an increase in the Company's return on investment from 11.8% for the year ended June 30, 1994.

	The change in foreign exchange rates since June 30, 1994 did have a favorable but immaterial impact on the results of operations and the financial condition of the Company.

	The weighted average number of common shares outstanding on September 30, 1994, after giving effect to the two-for-one stock split described in Note 2 above, increased to 29,698,391 from 29,638,767 for primary earnings per share. Primary and fully diluted earnings per share were $.38 for the quarter ended September 30, 1994 compared to $.35 for the quarter ended September 30, 1993.

Liquidity and Capital Resources

	During the quarter ended September 30, 1994, the Company invested in three acquisitions. On July 28, 1994, a wholly owned subsidiary of the Company purchased Jameco Industries, Inc. ("Jameco") of Wyandanch, New
York for a cash purchase price of $35,200,000. Jameco is a manufacturer of metal and plastic water supply products, including valves, tubular products and sink strainers that are sold primarily to residential construction and home repair and remodeling markets in the United States and overseas. Jameco had net sales of approximately $56,000,000 for the twelve months ended June 30,
1994.   In August of 1994,  a wholly owned subsidiary of the Company entered into a joint venture with a valve company in Tianjin, Peoples Republic of China. The Company invested $5,660,000 during the quarter ended
September 30, 1994 out of an agreed total investment of $8,500,000, representing a 60% interest in the joint venture. The remainder of the investment will occur in the second quarter. In August of 1994, a wholly owned subsidiary of the Company purchased certain assets of the Cryolab Division of SAES Pure Gas, Inc. for $886,000.

The Company also spent $5,051,000 on capital expenditures, primarily manufacturing machinery and equipment. The Company is budgeting
$27,000,000 of capital expenditures in the fiscal year ending June 30, 1995, as part of its commitment to continuously improve its manufacturing capabilities. Depreciation and amortization for the year is expected to be approximately $24,000,000.

	Working capital at September 30, 1994 was $218,405,000 compared to $246,531,000 at June 30, 1994. Cash and short-term investments were $28,431,000 at September 30, 1994 compared to $65,000,000 at June 30,
1994. The ratio of current assets to current liabilities was 3.2 to 1 at
September 30, 1994 compared to 4.3 to 1 at June 30, 1994.   Debt as a percentage
of total capital employed was 23% at September 30, 1994 compared to 21.4% at June 30, 1994. These changes are primarily the result of the acquisition and inclusion of the balance sheet of Jameco in the consolidated balance sheet of the Company.


	In order to support the Company's acquisition program, working capital requirements and for general Corporate purposes, the Company entered into a five-year commitment for an unsecured line of credit for $125,000,000. Borrowings under this credit line will be utilized to fund acquisitions, support future working capital requirements and general corporate purposes.
As of September 30, 1994, there were no amounts outstanding under this credit facility.

   	The Company anticipates that available funds and those funds provided from current operations will be sufficient to meet current operating requirements and anticipated capital expenditures for at least the next 24 months.

Item 5.	Other Information

	On January 18, 1994, the Board of Directors of the Corporation declared a two-for-one stock split of the Corporation's outstanding Class A Common Stock, par value $.10 per share, and Class B Common Stock, par value $.10 per share, to be effected in the form of a stock dividend equal to one share of Class A Common Stock for each share of Class A Common Stock outstanding on the record date, and one share of Class B Common Stock for each share of Class B Common Stock outstanding on the record date, all such shares to be fully paid and nonassessable. The stock dividend was payable on March 15, 1994 to holders of Class A Common Stock and Class B Common
Stock of record as of the close of business on March 1, 1994. Upon the effectiveness of the dividend, there was designated as additional capital of the Corporation an amount equal to the aggregate par value of the shares of Class A Common Stock and Class B Common Stock of the Corporation that was declared as a dividend.

	Upon the effectiveness of the stock dividend, the Corporation increased by 100% the number of shares of Class A Common Stock reserved for issuance in connection with, and decreased by 50% the exercise price with respect to, any options previously granted and outstanding and thereafter to be granted under the Corporation's 1986 Incentive Stock Option Plan, the 1989 Nonqualified Stock Option Plan, and the 1991 Non-Employee Directors' Nonqualified Stock Option Plan, all in accordance with the anti-dilution provisions of each such Plan. The number of shares of Class A Common
Stock and the exercise price of each stock option granted prior to and outstanding as of the effective date of the dividend under the Corporation's 1986 Incentive Stock Option Plan, the 1989 Nonqualified Stock Option Plan, or the 1991 Non-Employee Directors' Nonqualified Stock Option Plan, respectively, and each option agreement outstanding thereunder, was adjusted so that the number of shares that could be purchased upon exercise of any such option agreement was increased by 100% and the exercise price was decreased by 50% per share.

Item 6.	Exhibits and Reports Filed on Form 8-K

	There were no reports filed on Form 8-K for the quarter ended
September 30, 1994.

Watts Industries, Inc.
Exhibit 11 -- Computation of Per Share Earnings



                                            Three Months Ended
                                               September 30
                                           -----------------------
                                             1994           1993
                                           --------       --------
PRIMARY
- - -----------
  Average shares outstanding              29,486,159     29,523,043

  Net effect of dilutive stock
  options - based on the treasury
  stock method using average market          212,232        115,724
  price
                                         -----------    -----------
        Total                             29,698,391     29,638,767
                                         ===========    ===========

Net earnings                            $ 11,390,000   $ 10,537,560
                                         ===========    ===========

Earnings per share                      $        .38   $        .35
                                         ===========    ===========

FULLY DILUTED
- - -------------
  Average shares outstanding              29,486,159     29,523,043

  Net effect of dilutive stock
  options - based on the treasury
  stock method using the quarter-end
  market price, if higher than               227,393        181,067
  average market price

                                         -----------    -----------
        Total                             29,713,552     29,704,110
                                         ===========    ===========


Net earnings                            $ 11,390,000   $ 10,537,560
                                         ===========    ===========


Earnings per share                      $        .38   $        .35
                                         ===========    ===========

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                  TIMOTHY P. HORNE
Date:   	November 8, 1994			             	By: /s/ ___________________
							                                           Timothy P. Horne
							                                           President


                                                  KENNETH J. McAVOY
Date:   	November 8, 1994		             		By: /s/ ___________________
					     		                                      Kenneth J. McAvoy
							                                           Chief Financial Officer
							                                           and Treasurer