Form 10-Q
period 1994-12-31
WATTS INDUSTRIES INC
filed 1995-02-14
CIK 795403

SECURITIES AND EXCHANGE COMMISSION
                  				Washington, D.C. 20549
           				---------------------------------------

                       					FORM 10-Q

 ___
/ X/     Quarterly report  pursuant to Section 13 or 15(d) of the
	           Securities Exchange Act of 1934

For the quarterly period ended December 31, 1994 or
 ___
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

                      (508) 688-1811
     (Registrant's telephone number, including area code)

                           N/A
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has
filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the
preceding 12 months (or for such shorter period that the
registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90
days.
		Yes  X    No_____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class               				Outstanding at January 31, 1995
- - ------------------------------   			---------------------------------
Class A Common, $.10 par value			             18,175,516
Class B Common, $.10 par value			             11,422,470

WATTS INDUSTRIES, INC. AND SUBSIDIARIES



INDEX

Part I.  Financial Information

	Item 1.	Condensed Consolidated Balance Sheets
       		at December 31, 1994 and June 30, 1994.

        	Condensed Statements of Consolidated
       		Earnings for the Three Months Ended
       		December 31, 1994 and December 31, 1993.

       		Condensed Statements of Consolidated
       		Earnings for the Six Months Ended
       		December 31, 1994 and December 31, 1993.


       		Condensed Statements of Consolidated
       		Cash Flows for the Six Months Ended
       		December 31, 1994 and December 31, 1993.

       		Notes to Condensed Consolidated
       		Financial Statements.

	Item 2.	Management's Discussion and Analysis
       		of Financial Condition and Results of
       		Operations.

Part II. Other Information

	Item 4. Submission of Matters to Vote of Security Holders

	Item 5.	Other Information.

	Item 6.	Exhibits and Reports Filed on Form 8-K.


       		Exhibit 11 - Computation of Per Share
        	Earnings.

Signatures

         Exhibit 27 - Financial Data Schedule