Form 10-Q
period 1995-03-31
WATTS INDUSTRIES INC
filed 1995-05-12
CIK 795403

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                     ----------------------

                            FORM 10-Q

 ___
/ X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1995 or
 ___
/  /     Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission file number           0-14787                        -


                       WATTS INDUSTRIES, INC.                   -
       (Exact name of registrant as specified in its charter)

          DELAWARE                           04-2916536         -
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)           Identification No.)

815 Chestnut Street, North Andover, MA                 01845    -
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
          Yes  X    No_____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class               Outstanding at April 30, 1995
- ------------------------------   -----------------------------
Class A Common, $.10 par value                 18,202,116
Class B Common, $.10 par value                 11,413,470

             WATTS INDUSTRIES, INC. AND SUBSIDIARIES



                              INDEX

Part I.  Financial Information                        Page #

     Item 1. Condensed Consolidated Balance Sheets at March 31, 1995 and June 30, 1994.

             Condensed Statements of Consolidated
             Earnings for the Three Months Ended
             March 31, 1995 and March 31, 1994.

             Condensed Statements of Consolidated
             Earnings for the Nine Months Ended
             March 31, 1995 and March 31, 1994.

             Condensed Statements of Consolidated
             Cash Flows for the Nine Months Ended
             March 31, 1995 and March 31, 1994.

             Notes to Condensed Consolidated
             Financial Statements.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Part II.  Other Information


     Item 6. Exhibits and Reports on Form 8-K.

     Signatures

             Exhibit Index

             Exhibit 11 - Computation of Per Share
             Earnings.

             Exhibit 27 - Financial Data Schedule






                          PART I.   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                     WATTS INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands except share information)
                                   (Unaudited)
                                                       March 31,    June 30,
                                                         1995         1994
                                                       _________    _________

CURRENT ASSETS
   Cash and cash equivalents.........................$    5,835   $    6,231
   Short-term investments............................     5,013       58,769
   Trade accounts receivable, less allowance
     for doubtful accounts of $5,920 and $4,488......   124,893       79,342
   Inventories:
         Finished goods..............................    75,920       60,104
         Work in process.............................    43,316       39,671
         Raw materials...............................    70,074       53,305
                                                       _________    _________
                                                        189,310      153,080
   Prepaid expenses and other current assets.........    19,114        8,484
   Deferred tax benefit..............................    18,191       14,973
                                                       _________    _________
        Total Current Assets.........................   362,356      320,879
OTHER ASSETS
   Intangible assets, net............................     8,327        6,719
   Goodwill..........................................   145,854       89,500
   Other.............................................     9,327        5,503
PROPERTY, PLANT AND EQUIPMENT
   Property, plant and equipment at cost.............   270,425      230,375
   Less allowance for  depreciation..................  (108,513)     (94,126)
                                                       _________    _________
   Property, plant and equipment, net................   161,912      136,249
                                                       _________    _________
TOTAL ASSETS                                         $  687,776   $  558,850
                                                       =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable..................................$   40,153   $   24,672
   Accrued expenses..................................    50,638       36,840
   Accrued compensation and related items............     9,863        8,355
   Income taxes......................................     6,905        3,340
   Current portion of long-term debt.................    15,980        1,141
                                                       _________    _________
        Total Current Liabilities....................   123,539       74,348
LONG-TERM DEBT, less current portion.................   128,791       97,479
DEFERRED INCOME TAXES................................    19,858       16,357
OTHER LIABILITIES....................................    20,978        9,115
STOCKHOLDER'S EQUITY
   Class A Common Stock, $.10 par value;
   80,000,000 shares authorized, 18,191,916
   shares issued and outstanding at March 31.........     1,819        1,801
   Class B Common Stock, $.10 par value;
   25,000,000 shares authorized, 11,413,470
   shares issued and outstanding at March 31.........     1,141        1,147
   Additional paid-in capital........................    95,214       92,996
   Retained earnings.................................   298,892      268,706
   Equity adjustment from translation................    (2,456)      (3,099)
                                                       _________    _________
        Total Stockholders' Equity...................   394,610      361,551
                                                       _________    _________
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.......    $  687,776   $  558,850
                                                       =========    =========
See accompanying notes to condensed consolidated financial statements.


                     WATTS INDUSTRIES, INC. AND SUBSIDIARIES
                  CONDENSED STATEMENTS OF CONSOLIDATED EARNINGS
                   (Amounts in thousands except per share data)
                                   (Unaudited)
                                                       Three Months Ended
                                                       ________ _____________
                                                       March 31,    March 31,
                                                         1995         1994
                                                       _________    _________
   Net sales ........................................$  174,386   $  133,532
   Cost of goods sold ...............................   112,540       82,841
                                                       _________    _________
        GROSS PROFIT ................................    61,846       50,691
   Selling, general & administrative expenses .......    38,644       30,818
                                                       _________    _________
        OPERATING INCOME ............................    23,202       19,873
   Other (income) expense:
        Interest income .............................      (443)        (680)
        Interest expense ............................     3,003        2,161
        Other - net .................................      (406)         321
                                                       _________    _________
                                                          2,154        1,802
                                                       _________    _________
        EARNINGS BEFORE INCOME TAXES ................    21,048       18,071
   Provision for income taxes .......................     8,317        7,031
                                                       _________    _________
        NET EARNINGS ................................$   12,731   $   11,040
                                                       =========    =========
   Primary and fully-diluted earnings per share :          $ .43        $ .37
                                                       =========    =========
   Cash dividends per share..........................    $ .0625      $ .0550
                                                       =========    =========
   See accompanying notes to condensed consolidated financial statements.


                     WATTS INDUSTRIES, INC. AND SUBSIDIARIES
                  CONDENSED STATEMENTS OF CONSOLIDATED EARNINGS
                   (Amounts in thousands except per share data)
                                   (Unaudited)
                                                       Nine Months Ended
                                                       ________ _____________
                                                       March 31,    March 31,
                                                         1995         1994
                                                       _________    _________

   Net sales ........................................$  486,087   $  391,847
   Cost of goods sold ...............................   311,029      242,542
                                                       _________    _________
        GROSS PROFIT ................................   175,058      149,305
   Selling, general & administrative expenses .......   109,712       91,175
                                                       _________    _________
        OPERATING INCOME ............................    65,346       58,130
   Other (income) expense:
        Interest income .............................    (1,573)      (2,205)
        Interest expense ............................     7,902        6,729
        Other - net .................................       587        1,075
                                                       _________    _________
                                                          6,916        5,599
                                                       _________    _________
        EARNINGS BEFORE INCOME TAXES ................    58,430       52,531
   Provision for income taxes .......................    23,144       20,406
                                                       _________    _________
        NET EARNINGS ................................$   35,286   $   32,125
                                                       =========    =========
   Primary and fully-diluted earnings per share :         $ 1.19       $ 1.08
                                                       =========    =========
   Cash dividends per share..........................    $ .1725      $ .1450
                                                       =========    =========
   See accompanying notes to condensed consolidated financial statements.


                     WATTS INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                  (Amounts in thousands except share information)
                                   (Unaudited)
                                                          Nine Months Ended
                                                       ________ _____________
                                                       March 31,    March 31,
                                                         1995         1994
                                                       _________    _________

OPERATING ACTIVITIES
   Net earnings                                      $   35,286   $   32,125
   Adjustments to reconcile net earnings to net cash
     provided by operating activities:
       Depreciation and amortization                     18,207       16,621
       Provision for deferred income taxes                  794          336
       (Gain)Loss on disposal of fixed assets              (422)         (23)
       Changes in operating assets and liabilities, net
         of effects from business acquisitions:
           Accounts receivable                          (26,579)     (16,857)
           Inventories                                   (2,501)      (8,129)
           Prepaid  expenses and other assets            (5,671)         (54)
           Accounts payable and accrued expenses         11,917        2,593
                                                       _________    _________
   NET CASH PROVIDED BY OPERATING ACTIVITIES             31,031       26,612
INVESTING ACTIVITIES
   Additions to property, plant and equipment           (20,257)     (12,722)
   Proceeds from disposal of equipment                    1,229          310
   Increase in intangible assets                           (482)      (1,068)
   Business acquisitions, net of cash acquired          (73,328)     (10,877)
   Investment in joint venture                           (3,500)
   Repayment of debt of acquired businesses             (13,709)      (2,018)
   Net changes in short-term investments                 53,756       13,223
                                                       _________    _________
   NET CASH USED IN  INVESTING ACTIVITIES               (56,291)     (13,152)
FINANCING ACTIVITIES
   Purchase and retirement of treasury stock                         (12,064)
   Proceeds from exercise of stock options                1,775        2,164
   Proceeds of short-term borrowing                       2,930          526
   Net proceeds under revolving credit agreement         28,500
   Payments of long-term debt                            (2,797)      (3,434)
   Cash dividends                                        (5,100)      (4,263)
                                                       _________    _________
   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES   25,308      (17,071)
Effect of exchange rates on cash and cash equivalents      (444)          41
                                                       _________    _________
DECREASE  IN CASH AND CASH EQUIVALENTS                     (396)      (3,570)
Cash and cash equivalents at beginning of period          6,231       16,937
                                                       _________    _________
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $    5,835   $   13,367
                                                       =========    =========

See accompanying notes to condensed consolidated financial statements.



           WATTS INDUSTRIES, INC. AND SUBSIDIARIES
    Notes to Condensed Consolidated Financial Statements
                         (Unaudited)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all necessary adjustments, consisting only of adjustments of a normal recurring nature, to present fairly Watts Industries, Inc.'s Condensed Consolidated Balance Sheet as of March 31, 1995, the Condensed Statements of Consolidated Earnings for the three and nine months ended March 31, 1995 and March 31, 1994, and the Condensed Statements of Consolidated Cash Flows for the nine months ended March 31, 1995 and March 31, 1994.

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

2. On July 28, 1994, a wholly owned subsidiary of the Company purchased Jameco Industries, Inc. ("Jameco") of Wyandanch,
New York. Jameco is a manufacturer of metal and plastic water supply products, including valves, tubular products and sink strainers, that are sold primarily to residential construction and home repair and remodeling markets in the
United  States.   Jameco  had  net  sales  of  approximately
$56,000,000 for the twelve months ended June 30, 1994.

     In August of 1994, a wholly owned subsidiary of the Company entered into a joint venture with Tanggu Valve Company in
Tianjin,   Peoples   Republic  of  China.    The   Company's
investment represented a 60% interest in the joint venture.

     On November 18, 1994, a wholly owned subsidiary of the Company purchased Pibiviesse S.p.A. ("PBVS") located in Mazzo Di
Rho, Italy. PBVS manufactures a complete range of trunnion mounted ball valves with manufacturing capabilities up through 60 inch diameter and inclusive of Class 2500 pressure ratings to meet the demanding requirements of international pipeline projects. PBVS had net sales of approximately $34,000,000 for the twelve months ended June
30, 1994.

     In August and December of 1994, a subsidiary of the Company acquired two product lines. One product line is a line of cryogenic valves used in industrial applications. The other product line is check and relief valves used in aerospace and military applications.

     On March 1, 1995, a subsidiary of the Company purchased Anderson-Barrows Metals Corporation of Palmdale, California.
Anderson-Barrows is a manufacturer of compression and flare
fittings, plastic tubing and braided metal hose connectors
which are sold primarily to the domestic residential
construction and home repair and remodeling markets.
Anderson-Barrows had net sales of approximately  $21,000,000 for the twelve months ended December 31, 1994.

     The aggregate purchase price for these acquisitions and the establishment of the joint venture totaled $84,600,000.

3.       Certain of the Company's operations generate solid and
hazardous  wastes,  which  are  disposed  of  elsewhere   by
arrangement  with the owners or operators of disposal  sites or with transporters of such waste. The Company's foundry and other operations are subject to various federal, state and local laws and regulations relating to environmental
quality.    Compliance  with  these  laws  and   regulations
requires the Company to incur expenses and monitor its operations on an ongoing basis. The Company cannot predict
the   effect   of   future  requirements  on   its   capital
expenditures, earnings or competitive position due to any changes in either federal, state or local environmental laws, regulations or ordinances.

     The Company is currently a party to or otherwise involved with various administrative or legal proceedings under federal, state or local environmental laws or regulations involving a number  of sites, in some cases as a participant in a  group of  potentially responsible parties.  Four of  these  sites, the  Sharkey  and  Combe Landfills in New  Jersey,  the  San
Gabriel Valley/El Monte, California water basin matter,  and
the   Jack's   Creek/Sitkin  Smelting  Superfund   site   in
Pennsylvania,  are listed on the National  Priorities  List.
With  respect to the Sharkey Landfill, the Company has  been allocated .75% of the remediation costs, an amount which  is not material to the Company.  Based on certain developments, the  Company  elected  not  to enter  into  the  de  minimis settlement  proposal and instead decided to  participate  in
the  remediation as a participating party.   No  allocations
have been made to date with respect to the Combe Landfill or
San  Gabriel  Valley sites. Recently, the EPA  has  formally notified several entities that they have been identified  as being  potentially responsible parties with respect  to  the
San Gabriel Valley site.  As the Company was not included in this  group,  its potential involvement in  this  matter  is uncertain at this time.  Whether, and to what extent, either the  PRPs  named to date or the EPA will seek to expand  the list of potentially responsible parties is also uncertain at this  point.  With respect to the Jack's Creek  site,  a  de minimis settlement proposal has recently been published  for
public  comment.   If adopted by the EPA  as  proposed,  the
Company  will be entitled to participate in this  settlement as  a  de minimis party.  In addition to the foregoing,  the
Solvent  Recovery Service of New England site  and  the  Old
Southington landfill site, both in Connecticut, are  on  the
National  Priorities  List but, with  respect  thereto,  the
Company has resort to indemnification from third parties and
based   on  currently  available  information,  the  Company
believes it will be entitled to participate in a de minimis capacity.

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

     Given the number of parties involved in most environmental sites,
the   multiplicity  of  possible  solutions,  the   evolving
technology  and the years of remedial activity required,  it is  difficult to estimate with certainty the total  cost  of remediation, the timing and extent of remedial actions which
may  be  required, and the amount of liability, if any,   of
the   Company  alone  or  in  relation  to  that  of   other
responsible parties.  Based on facts presently known to  it, the  Company  does  not believe that the  outcome  of  these proceedings  will  have  a material adverse  effect  on  its
financial   condition,  results  of   operations,   or   its
liquidity.   However,  with  respect  to  the  San   Gabriel
Valley/El  Monte, California site, the Company is  currently unable  to estimate the potential exposure, if any,  because
the  process  of  determining  the  causes  and  extent   of
contamination, the cost of remediation and the method to allocate the cost among those ultimately determined to be responsible is in a very early stage.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Quarter Ended March 31, 1995 Compared to
Quarter Ended March 31, 1994

     Net sales increased $40,854,000 (30.6%) to $174,386,000.  Of this increase, $10,991,000 (8%) was attributable to internal growth while the remainder was due to the inclusion of the net sales of acquired companies and the Company's Chinese joint venture. These acquisitions principally included
Jameco Industries, Inc. ("Jameco") acquired in July 1994, located in New York, Pibiviesse S.p.A. ("PBVS") acquired in
November 1994, located in Italy, and Anderson-Barrows Metals
Corporation ("Anderson-Barrows") acquired in March 1995, located in California. The Company established a joint venture in China in August of 1994. The Company had increased unit shipments of steam valves, municipal water valves, and industrial valves. The Company had increased sales in Europe of $4,500,000 of which approximately two thirds of the increase was due to the strength of the foreign currencies versus the U.S. dollar. The Company intends to maintain its strategy of seeking acquisition opportunities as well as expanding its existing market position to achieve sales growth.

     Gross profit increased $11,155,000 (22%) to $61,846,000 and decreased as a percentage of net sales from 38% to 35.5%.
This decreased percentage was primarily attributable to the inclusion of acquired companies, which currently operate at a lower gross margin than the rest of the Company. Gross profit was also adversely affected by increased raw materials costs primarily in bronze ingot and brass rod.

     Selling, general and administrative expenses increased $7,826,000 (25.4%) to $38,644,000. This increase is primarily attributable to the inclusion of the expenses of acquired companies discussed in Note 2 above, increased selling expenses associated with international sales, and commissions associated with the increased sales volumes.

     Interest income decreased $237,000 (38.4%) to $443,000 due to decreased levels of cash and short-term investments which were partially offset by higher rates of return experienced on short term investments.

     Interest expense increased $842,000 (39%) to $3,003,000. This increase is attributable to the increased levels of debt incurred in association with the acquisitions discussed in
Note 2 above.

     Net earnings increased $1,691,000 (15.3%) to $12,731,000.

     The change in foreign exchange rates had an immaterial impact on the net results of operations.

     The weighted average number of common shares outstanding on March 31, 1995, decreased to 29,695,621 from 29,756,414 for primary earnings per share. Primary and fully diluted earnings per share were $ .43 for the quarter ended March
31, 1995 compared to $ .37 for the quarter ended March 31, 1994.



Nine Months Ended March 31, 1995 Compared to
Nine Months Ended March 31, 1994

     Net sales increased $94,240,000 (24.1%) to $486,087,000. Of this increase, $30,335,000 (8%) was attributable to internal
growth while the remainder was due to the inclusion of the
net sales of acquired companies and the Company's Chinese
joint venture.  These acquisitions principally included Jameco
Industries, Inc. ("Jameco") acquired in July 1994, located
in New York, Pibiviesse S.p.A. ("PBVS") acquired in November
1994, located in Italy, and Anderson-Barrows Metals
Corporation ("Anderson-Barrows") acquired in March 1995,
located in California.  The Company established a joint
venture in China in August of 1994. The Company had
increased unit shipments of plumbing and heating valves,
industrial valves, steam valves and municipal water valves.
The Company had increased net sales in Europe of $8,900,000
of which approximately two thirds of the increase was due
to the strength of the foreign currencies versus the U.S.
dollar.    The Company intends to maintain its strategy of
seeking acquisition opportunities as well as expanding its existing market position to achieve sales growth.

     Gross profit increased $25,753,000 (17.3%) to $175,058,000 and decreased as a percentage of net sales from 38.1% to 36%.
This decreased percentage was primarily attributable to the inclusion of acquired companies, which currently operate at a lower gross margin than the rest of the Company. Gross profit was also adversely affected by increased raw materials costs primarily in bronze ingot and brass rod.

     Selling, general and administrative expenses increased
$18,537,000 (20.3%) to $109,712,000.  This increase is
primarily attributable to the inclusion of the expenses of acquired companies discussed in Note 2 above, increased selling expenses associated with international sales, and commissions associated with the increased sales volumes.

     Interest income decreased $632,000 (28.7%) to $1,573,000 due to decreased levels of cash and short-term investments which were partially offset by higher rates of return experienced on short term investments.

     Interest expense increased $1,173,000 (17.4%) to $7,902,000.
This increase is attributable to the increased levels of debt incurred in association with the acquisitions discussed in Note 2 above.

     Net earnings increased $3,161,000 (9.8%) to $35,286,000.

     The change in foreign exchange rates had an immaterial impact on the net results of operations.

     The weighted average number of common shares outstanding on March 31, 1995, increased to 29,696,511 from 29,676,036 for primary earnings per share. Primary and fully diluted earnings per share were $ 1.19 for the nine months ended
March 31, 1995 compared to $ 1.08 for the nine months ended
March 31, 1994.



Liquidity and Capital Resources

     During the nine months ended March 31, 1995, the Company invested in six acquisitions. In July, 1994, a subsidiary of the Company purchased Jameco Industries, Inc. located in
Wyandanch, New York. Jameco is a manufacturer of metal and plastic water supply products, including valves, tubular products and sink strainers that are sold primarily to residential construction and home repair and remodeling markets in the United States. Jameco had net sales of approximately $56,000,000 for the twelve months ended June
30, 1994. In August of 1994, a wholly owned subsidiary of the Company entered into a joint venture with a valve company in Tianjin, Peoples Republic of China. The
Company's investment of $8,500,000 represented a 60% interest in the joint venture. The joint venture immediately purchased $3,500,000 of inventory from the minority partner in accordance with the joint venture agreement. The remainder of the joint venture investment of $5,000,000 will be utilized for working capital and fixed asset purchases.
In November, 1994, a subsidiary of the Company purchased
Pibiviesse S.p.A. located in Mazzo Di Rho, Italy. PBVS is a manufacturer of oil and gas valves. PBVS had net sales of approximately $34,000,000 for the twelve months ended June
30, 1994. In August and December of 1994, a subsidiary of the Company acquired two product lines. One product line is a line of cryogenic valves used in industrial applications.
The other product line is check and relief valves used in aerospace and military applications. In March of 1995, a subsidiary of the Company purchased Anderson-Barrows Metals
Corporation located in Palmdale, California.  Anderson
Barrows is a manufacturer of compression and flare fittings, plastic tubing and braided metal hose connectors which are sold primarily to the domestic residential construction and home repair and remodeling markets. Anderson-Barrows had net sales of approximately $21,000,000 for the twelve months ended December 31, 1994.

     The aggregate purchase price for these investments was
$84,600,000 plus acquired debt of $31,200,000.   The Company
also repaid $13,709,000 of debt acquired with two of the companies.

     During the nine months ended March 31, 1995, the Company spent $20,257,000 on capital expenditures, primarily manufacturing machinery and equipment, as part of its commitment to continuously improve its manufacturing capabilities.

     Working capital at March 31, 1995 was $238,817,000 compared to $246,531,000 at June 30, 1994. Cash and short-term investments were $10,848,000 at March 31, 1995 compared to
$65,000,000 at June 30, 1994. The ratio of current assets to current liabilities was 2.9 to 1 at March 31, 1995 compared
to 4.3 to 1 at June 30, 1994.   Debt as a percentage of
total capital employed was 26.8% at March 31, 1994 compared to 21.4% at June 30, 1994.

     Other Long Term Liabilities increased $11,863,000 (130%) to
$20,978,000. This increase is primarily due to the inclusion of the minority interest component of the Chinese joint venture and liabilities associated with the Anderson-
Barrows acquisition.

     In order to support the Company's acquisition program, working capital requirements, and for general corporate purposes, the Company entered into a five-year  commitment for an
unsecured line of credit for $125,000,000. Borrowings under
this credit line have been, and will be utilized to fund
acquisitions, support future working capital requirements
and general corporate purposes.   During the nine months
ended March 31, 1995, the Company had net borrowings of $28,500,000 under this credit facility.

     The Company from time to time is involved with environmental proceedings and incurs costs on an ongoing basis related to environmental matters. The Company has been or expects to be named a potentially responsible party with respect to currently identified contaminated sites, which are in various stages of the remediation process. The Company has evaluated its potential exposure based on all currently available information and has recorded its estimate of its liability for environmental matters. The ultimate outcome of these environmental matters cannot be determined. The
Company currently anticipates that it will not incur significant expenditures in fiscal 1995 in connection with any of these environmentally contaminated sites. Please see
Note 3 to the accompanying consolidated financial statements.

     The Company anticipates that available funds and those funds provided from current operations will be sufficient to meet current operating requirements and anticipated capital expenditures for at least the next 24 months.

         Part II.  Other Information


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits. The Exhibits are furnished elsewhere in this report.

         (b)  Reports on Form 8-K.   A report on Form 8-K/A was filed
with the Securities and Exchange Commission on February 2, 1995, amending the Form 8-K filed on December 5, 1994. "Item 7. Financial Statements,
Pro Forma Financial Information and Exhibits" was reported in the Form 8-K/A, and included the following Pro Forma Condensed Consolidated Financial Statements (unaudited):

         (i) Pro Forma Condensed Consolidated Balance Sheet as of September 30, 1994 (unaudited).

         (ii)  Pro Forma Condensed Consolidated Statement of
               Earnings, Year Ended June 30, 1994 (unaudited).

         (iii) Pro Forma Condensed Consolidated Statement of
               Earnings, Three Months ended September 30, 1994 (unaudited).





                         SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   WATTS INDUSTRIES, INC.

Date:     May 12, 1995             By: __________________
                                        Timothy P. Horne
                                        President



Date:     May 12, 1995             By:  __________________
                                        Kenneth J. McAvoy
                                        Chief Financial Officer
                                        and Treasurer

                        EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.                   Description

11                      Statement re computation of per share earnings

27                      Financial Data Schedule