Form 10-K405
period 1995-06-30
WATTS INDUSTRIES INC
filed 1995-09-29
CIK 795403

[Cover Letter]


                                        September 28, 1995

VIA EDGAR

Securities and Exchange Commission
Judiciary Plaza
450 Fifth Street, N.W.
Washington, D.C. 20549

RE:  Watts Industries, Inc.

Dear Sir/Madam:

Electronically transmitted for filing please find the above named Company's annual report on Form 10-K for the fiscal year ended June 30, 1995, including financial statements, financial statement schedules and exhibits. A $250 filing fee for this report has been deposited in the Securities and Exchange Commission's lockbox with the Mellon Bank in Pittsburgh, PA. The CIK number for Watts Industries, Inc. is 0000795403.

The financial statements in the report do not reflect a change from the preceding year in any accounting principles or practices, or in the method of applying any such principles or practices.

                                        Sincerely,
                                     /s/ Thomas J. White

                                        Thomas J. White

TJW/s
cc:  Suzanne M. Zabitchuck, Esq.
     Robert P. Whalen, Jr., Esq.

                             SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C.  20549


FORM 10-K

/XX/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended June 30, 1995

OR

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

                 New York Stock Exchange
        (Name of exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on September 1, 1995 was $447,629,773.
The number of shares of the registrant's Class A Common Stock, par value $.10 per share, outstanding on September 1, 1995 was 18,269,138 and the number of shares of the registrant's Class B Common Stock, par value $.10 per share, outstanding on September 1, 1995 was 11,365,627.
Documents Incorporated by Reference

Portions of the following documents are incorporated by reference into the Parts of this Report on Form 10-K indicated below:

  (1) The Annual Report to Stockholders for fiscal year ended June 30, 1995 (Part II).

  (2) The Company's definitive proxy statement dated September 14, 1995 for the Annual Meeting of Stockholders to be held on October 17, 1995 (Part III).

PART I

Item 1.  BUSINESS.

General

Watts Industries, Inc., (as further defined below),("the Company") designs, manufactures and sells an extensive line of valves for the plumbing and heating, municipal water, water quality, industrial, steam, and oil and gas markets. Watts has focused on the valve industry since its inception in 1874, when it was founded to design and produce steam regulators for New England textile mills. The Company is a leading manufacturer and supplier of water service and water quality valve products, which account for over one-half of its sales.
The Company's growth strategy emphasizes internal development of new valve products and entry into new markets for specialized valves and related products through diversification of its existing business and strategic acquisitions in related business areas, both domestically and abroad.

The Company's product lines include (1) safety relief valves, regulators, thermostatic mixing valves, ball valves and flow control valves for water service primarily in residential and commercial environments, and metal and plastic water supply/drainage products including valves, tubular brass products, faucets, drains, sink strainers, compression and flare fittings, plastic tubing and braided metal hose connectors for residential construction and home repair and remodeling, and specialty bronze valves and fittings used in underground water service connections; (2) backflow preventers for preventing contamination of potable water caused by reverse flow within water supply lines; (3) American Water Works Association (AWWA) butterfly valves for use in water distribution, water treatment and waste water management; (4) steam regulators and control devices for industrial, HVAC and naval/marine applications; (5) ball valves, pneumatic and electric actuators, relief valves, check valves and butterfly valves for industrial applications; and (6) valves for the oil and gas industry. Within a majority of the specific markets in which it participates, the Company believes it has the broadest product line in terms of the distinct designs, sizes and configurations of its valves. Products representing a majority of the Company's sales have been approved under regulatory standards incorporated into state and municipal plumbing and heating, building and fire protection codes.

The Company operates its own automated foundries for casting bronze and iron component parts. It has extensive facilities for machining bronze, brass, iron and steel components and assembling them into finished valves, and it has warehouses and sales offices for distributing those products. See Item 2. "Properties". As of June 30, 1995, these domestic and foreign operations employed approximately 5,100 people, including 802 employees in the Company's joint ventures located in the People's Republic of China.

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

-KF Industries, Inc. of Oklahoma City, Oklahoma, a manufacturer of high pressure floating and trunnion ball valves, check valves, and needle valves for the oil and gas industry;

- Jameco Industries, Inc. of Wyandanch, New York, a manufacturer of metal and plastic water supply products, including valves, tubular products, and sink strainers for the residential construction and home repair and remodeling markets;

- Anderson-Barrows Metals Corporation of Palmdale, California, a manufacturer of compression and flare fittings, plastic tubing and braided metal hose connectors for the residential construction and home repair and remodeling markets;

   - Henry Pratt Company of Aurora and Dixon, Illinois, a manufacturer of AWWA butterfly valves and other valve products for use in water distribution, water treatment, waste water management, fire protection and power generation;

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

- Nicholson Steam Trap, Inc. of Walden, New York, a manufacturer of steam condensate traps;

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

- Pibiviesse S.p.A. of Nerviano, Italy, a manufacturer of large size and high pressure ball valves for the oil and gas industry;

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

- Societe des Etablissements Rene TRUBERT of Chartres, France, a manufacturer of thermostatic mixing valves for commercial and industrial applications;

- Tianjin Tanggu Watts Valve Company Limited of Tianjin, People's Republic of China, a manufacturer of butterfly, globe and check valves for the water distribution and industrial markets in China and Southeast Asia; and

- Suzhou Watts Valve Co., Ltd. of Suzhou, People's Republic of China, a manufacturer of ball valves for the petrochemical and industrial markets in China and for export to Southeast Asia and the Middle East.

All information appearing in this Item 1 is as of September 1, 1995, except as otherwise specified.

Recent Acquisitions

On June 1, 1995, a wholly owned subsidiary of the Company formed Suzhou Watts Valve Co., Ltd. ("Suzhou Watts"), a Chinese joint venture located in Suzhou, People's Republic of China, with Suzhou Valve Factory, a manufacturer of gate, globe, and check valves. The Suzhou Watts joint venture will manufacture and sell ball valves for the petrochemical and industrial markets in China and for export to other parts of the world. Suzhou Watts business operations are expected to begin in the second quarter of fiscal 1996. The Company owns a 60% controlling interest in Suzhou Watts.

On August 28, 1995, a wholly owned subsidiary of the Company acquired Societe des Etablissements Rene TRUBERT ("Trubert") located in Chartres, France
Trubert manufactures thermostatic mixing valves that are sold primarily for commercial and industrial applications in France and other European markets. The sales of Trubert for the 12-month period ended June 30, 1995 were approximately $8,000,000 with the majority of its sales concentrated in France.

Products

The Company classifies its valve products into four categories: (1) Plumbing and Heating and Water Quality, (2) Municipal Water, (3) Steam, and (4) Industrial, and Oil and Gas. The Company serves a wide range of end users through the manufacture of valve products of many designs, sizes and configurations.

Plumbing and Heating and Water Quality. Water plumbing and heating valves and water supply/drainage products include a broad line of safety relief valves, regulators, ball valves, control valves, tubular brass products, sink strainers, faucets, drains, compression and flare fittings, plastic tubing and braided metal hose connectors used for water service in residential, industrial, commercial, and institutional applications. The Company has developed automatic temperature and pressure relief valves and pressure-only relief valves used for protection against overtemperature and excessive pressure build-up in water heaters, boilers and other pressure vessels. These products must meet stringent requirements under municipal and state regulatory codes ("code requirements"). See "Code Compliance." The Company has also developed self-contained water-pressure regulators, which reduce and control supply pressure in commercial and residential water systems. These regulators, which conserve water and protect appliances and other equipment from excessive water pressure, are also subject to stringent code requirements. The Company's plumbing and heating valves also include bronze ball valves used in a wide range of applications for controlling the flow of water within pipe lines. The Company also manufactures automatic control valves used in water systems to control flow and deliver water at a constant pressure.

The Company manufactures and sells a large number of specialty water service products including hydronic heating control products, vacuum relief valves, hot and cold water mixing valves, thermostatic mixing valves, strainers, traps, drains, dielectric unions, water hammer shock arrestors, washing machine Duo-Cloz shut-off valves, flow switches, pilot operated regulators, and thermostatic controls.

During fiscal 1995, the Company introduced a new line of leak-proof ball, check, packed angle, diaphragm packless and pressure relief valves to contain chlorofluorocarbon and hydrocloro fluorocarbon refrigerants in applications which include supermarket refrigeration and food storage, refrigerated transport, chilled water air-conditioning systems and large scale ice production. This new product line complements the plumbing and heating product lines and allows the Company to offer a broad, comprehensive flow control package to the heating, ventilation, air-conditioning and refrigeration industry.

Jameco Industries, Inc. ("Jameco") acquired by the Company in July 1994, manufactures metal and plastic water supply products including stop valves, sink strainers, drains, and tubular brass products and imports for resale, vitreous china and faucets. Anderson-Barrows Metals Corporation ("Anderson-Barrows"), acquired by the Company in March 1995, manufactures compression and flare fittings, plastic tubing and braided metal hose connectors. Both companies target the residential construction and home repair and remodeling markets. Both of these companies' products are distributed through the Company's existing plumbing and heating wholesaler distribution network and through do-it-yourself plumbing retailers, national catalogs, home centers, building material outlets and hardware chain stores. The do-it-yourself retail market, which has grown significantly over the past two decades, is a new market for the Company, and Jameco's and Anderson-
Barrows' distribution strength and experience in this market may enable the Company to expand its distribution methods for its plumbing and heating product lines. In addition, the similarities in the product line offerings of Jameco and Anderson-
Barrows permits these companies to increase their manufacturing efficiencies and to create new product development and joint marketing programs. The Company believes that sales of Jameco's and Anderson-Barrows' products to the residential construction and home repair and remodeling markets may be subject to cyclical variations in the housing industry to a greater extent than its other business operations.

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

Municipal Water. Municipal water valves include valves used to manage and control the delivery of water from the source of supply to its point of use. James Jones Company manufactures fire hydrants, underground service valves and fittings used for applications between water mains and meters. Henry Pratt Company manufactures large size AWWA butterfly valves as well as ball, plug and check valves used in water distribution, water treatment, and waste water markets. Tianjin Tanggu Watts Valve Company Ltd. ("Tanggu Watts") manufactures large butterfly valves used in municipal water distribution. Edward Barber Ltd. manufactures valves, meter boxes and accessories for the European municipal water market.

Steam. The Company's steam valves include pilot operated steam temperature and pressure regulators manufactured and marketed principally by Spence Engineering Company, Inc. These specialty valves are marketed primarily to institutional, industrial and utility customers. The Company's line of control valves, instrumentation, regulators, water heaters, solenoid and butterfly valves and whistles for naval, marine, industrial, utility, and steam and process applications are manufactured and sold by Leslie Controls, Inc. During fiscal 1995, the Company expanded its line of Aeroflow control valve products targeted to severe service for utility and process applications. The Company's line of steam condensate traps is manufactured and sold by Nicholson Steam Trap, Inc. All of Nicholson Steam Trap's business operations were relocated to Spence Engineering Company during fiscal 1995.

Industrial, and Oil and Gas. The Company's industrial products include an extensive line of ball valves and butterfly valves primarily for industrial process applications, as well as pneumatic and electric actuators which open,
close and modulate valves.   By offering a broad range of ball, seat, seal, stem
and handle choices, Watts is able to customize ball valves for particularly demanding service applications. Relief, check and regulator valves for aerospace, marine, military, cryogenic, and other specialized applications are manufactured by Circle Seal Controls, Inc.
The Company's oil and gas valves include high pressure floating and trunnion ball valves having up to 60 inch and Class 2500 pressure ratings, check valves, and needle valves. These specialty valves are marketed primarily to oil field supply distributors. During fiscal 1995, the Company expanded its oil and gas valve distribution and manufacturing capabilities in Europe, the Middle East and Asia through its acquisition of Pibiviesse S.p.A. ("PBVS") located in Italy and its formation of the Suzhou Watts joint venture located in China. The Company believes that the additions of PBVS and Suzhou Watts during fiscal 1995 will complement the business of KF Industries, Inc. in the United States to create a global ball valve business for the oil and gas and industrial markets. The Company believes that its oil and gas business is affected by cyclical variations in industry conditions to a greater extent than its other business operations.

Acquisitions

An important element of the Company's growth strategy is to make strategic acquisitions of companies and product lines in related business areas. The Company's acquisition strategy has been focused in the valve industry and has involved (i) acquiring additional valve products which can be sold through the Company's own distribution network and which can benefit from the Company's manufacturing expertise and financial support; (ii) entering new markets or extending existing markets for specialized valves; and (iii) seeking to acquire foreign companies to penetrate new markets. The Company began implementing its acquisition strategy in 1984 and through September 1, 1995 had completed 34 acquisitions of varying sizes. After it makes an acquisition, the Company participates actively with the management of the acquired business in implementing operating strategies with the objective of enhancing the sales, productivity and operating results.

The Company's present acquisition activities began in September 1984 with the purchase of Spence Engineering Company, Inc. of Walden, New York, a manufacturer of steam regulators and control valves. Since then, the Company has also acquired (i) James Jones Company of El Monte, California, a manufacturer of specialty bronze valves and fittings used in underground water service connections (acquired in December 1986); (ii) Ocean B.V., a Netherlands-based producer of check valves and related products for the European market (acquired in December 1987); (iii) KF Industries, Inc. of Oklahoma City, Oklahoma, a manufacturer of high pressure floating and trunnion ball valves and needle valves for the oil and gas industry (acquired in July 1988); (iv) Leslie Controls, Inc. of Tampa, Florida, a manufacturer of control valves, instrumentation, regulators, water heaters and whistles for the naval, marine and industrial steam markets (acquired in July 1989); (v) Nicholson Steam Trap, Inc. of Walden, New York, a manufacturer of condensate traps (acquired in July 1989); (vi) Circle Seal Controls, Inc. of Corona, California, a manufacturer of relief valves, pressure regulators, check valves and other valve products for industrial, commercial, aviation and aerospace/military applications (acquired in September 1990); (vii) Watts SFR S.A. of Fressenneville, France, a manufacturer of specialty relief valves, water pressure reducing valves and other specialty valves for the water safety and flow control markets in France and other European countries (acquired in January
1991); (viii) Henry Pratt Company of Aurora, Illinois, a manufacturer of AWWA butterfly valves and other valve products (acquired in September 1991); (ix) Intermes, S.p.A. of Caldaro, Italy, a manufacturer of plumbing and heating valves and controls (acquired in November 1992); (x) Edward Barber Ltd. of Tottenham, England, a manufacturer of valves, meter boxes and accessories for the municipal water market (acquired in May 1993); (xi) Ancon Products, Inc. of Scarborough, Ontario, Canada, a manufacturer of drains and other specialty products (acquired in July 1993); (xii) Tianjin Tanggu Watts Valve Company Limited, a joint venture company formed with Tianjin Tanggu Valve Plant in Tianjin, People's Republic of China, a manufacturer of butterfly, globe and check valves for the water distribution and industrial markets (formed in June
1994); (xiii) Jameco Industries, Inc. of Wyandanch, New York, a manufacturer of metal and plastic water supply products (acquired in July 1994); (xiv) Pibiviesse S.p.A. of Nerviano, Italy, a manufacturer of large size and high pressure ball valves for the oil and gas industry (acquired in November 1994);
(xv) Anderson-Barrows Metals Corporation of Palmdale, California, a manufacturer of compression and flare fittings, plastic tubing and braided metal hose connectors (acquired in March 1995); (xvi) Suzhou Watts Valve Co., Ltd., a joint venture company formed with Suzhou Valve Factory in Suzhou, People's Republic of China, a manufacturer of ball valves for the petrochemical and industrial industries (formed in June 1995); (xvii) Societe des Etablissements Rene TRUBERT of Chartres, France, a manufacturer of thermostatic mixing valves for commercial and industrial applications (acquired in August 1995); and (xviii) other smaller companies and product lines. Businesses and product lines acquired from September 1984 through June 30, 1995 collectively represented more than 67% of the Company's revenues during the fiscal year ended June 30, 1995.

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

The Company has consistently advocated the development and enforcement of performance and safety standards. The Company maintains quality control and testing procedures at each of its manufacturing facilities in order to produce products in compliance with code requirements. Additionally, a majority of the Company's manufacturing subsidiaries have either acquired or are working to acquire ISO 9000, 9001 or 9002 approval.

Marketing and Distribution

The Company relies primarily on commissioned representative organizations to market its product lines. These organizations, which accounted for approximately 75% of the Company's net sales in the fiscal year ended June 30, 1995, sell primarily to plumbing and heating wholesalers and industrial, steam, and oil and gas distributors for resale to end users in the United States and abroad. During fiscal 1995, the Company began selling metal and plastic water supply/drainage products including valves, tubular brass products, faucets, drains, sink strainers, compression and flare fittings, plastic tubing and braided metal hose connectors for the residential construction and home repair and remodeling markets through do-it-yourself national catalog distribution companies, hardware stores, building material outlets and retail home center chains and through the Company's existing plumbing and heating wholesalers.
The Company also sells products directly to certain large original equipment manufacturers (OEM's) and private label accounts. OEM's and private label accounts represented approximately 10% of the Company's total net sales in the fiscal year ended June 30, 1995.

The Company also maintains direct sales channels for water service valves, underground service valves, AWWA valves, steam valves, relief valves, shut-off valves, check valves, butterfly valves, ball valves and flow meters to the power generation, maritime, heating, ventilation and air-conditioning industries and to municipal waterworks and utilities.

Plumbing and Heating and Water Quality

Water Service Valves and Products. The Company's water service distribution network for the United States, which distributes water plumbing and heating, water safety and flow control and water quality valves, consists of approximately 75 commissioned representative organizations which sell to over 6,000 plumbing and heating wholesalers. The Company maintains consigned inventories of water service products at many representatives' locations, and each representative carries the entire line of the Company's water service products. Sales of the Company's products generally account for more than one-half of its commissioned representative organizations' total commission income.

Jameco, acquired in July 1994, and Anderson-Barrows, acquired in March 1995, distribute their products in the United States through the plumbing and heating wholesalers as described above, and through national catalog distribution companies, hardware chain stores, building materials outlets, and retail home center chain stores that sell to the do-it-yourself, residential construction and home repair and remodeling markets. The Company intends to introduce some of its other plumbing and heating product lines to this latter described distribution channel.

The Company distributes water service valves in Canada and Europe through both direct sales personnel and commissioned representative organizations. The Company relies predominantly on exclusive distributorship arrangements to distribute its water products in foreign countries other than Canada and countries in Europe.

Municipal

Underground Service Valves. The Company markets its underground service valves under the James Jones(TM) trademark through three direct salesmen, 27 commissioned representatives and 300 water works distributors. Edward Barber Ltd. manufactures and sells valves, meter boxes and accessories for the European municipal water market.

AWWA Valves. The Company markets its AWWA butterfly valves as well as ball, plug and check valves through the Henry Pratt Company. Henry Pratt has 30 commissioned representatives and 7 direct sales offices in the United States. These representatives and direct sales offices sell to distributors, contractors, and end users. During fiscal 1995, the Company expanded its distribution for butterfly valves and other valve products in the water distribution markets in China, Southeast Asia, Australia and Europe through its formation of the Tanggu Watts joint venture which is located in China.

Steam

Steam Valves. The Company markets its steam valves under the Spence(R) trademark through 45 commissioned representative organizations, whose personnel are trained in the sale and technical support of sophisticated steam products. Leslie Controls, Inc.
markets its control valves, instrumentation, regulators, waterheaters, solenoid and butterfly valves, and whistles for naval, marine, industrial, utility, and steam and process applications through 73 commissioned representative organizations worldwide.

Industrial, and Oil and Gas

Industrial Valves. The Company's industrial sales organization markets its products domestically through 92 commissioned representative organizations who sell to over 300 industrial distributors and markets its products internationally through commissioned agents. Industrial distributors carry their own inventories and provide local sales and inventory support services to their customers.

Oil and Gas Valves. The Company markets its oil and gas valves domestically under the KF(TM) trademark through 8 commissioned representative organizations and through stocking supply distributors and internationally through 21 commissioned representative organizations. In addition, KF Industries has maintained sales offices in Singapore and Southampton, England to distribute its products in Southeast Asia and Europe/Middle East, respectively.
During fiscal 1995, the Company expanded its international oil and gas valve distribution capabilities in Europe, the Middle East and Asia through its acquisition of PBVS located in Italy and its formation of the Suzhou Watts joint venture located in China.

The Company's agreements with its commissioned representative organizations typically provide for territorial exclusivity, the payment of percentage commissions and termination by either party on 30 days' notice. No commissioned representative organization, wholesaler or distributor in any of the Company's market areas accounted for as much as 10% of the Company's total net sales in fiscal 1995. The Company maintains an internal staff of sales personnel organized by product line to support the efforts of its commissioned representative organizations. The Company also conducts technical and product application seminars for its customers directly and in cooperation with its commissioned representative organizations.

The Company estimates that a substantial portion of its sales are attributable to the normal replacement and repair of valves and systems employing valves.

The Company's foreign sales, including exports, in fiscal 1995, 1994, and 1993 were 29%, 29%, and 23%, respectively. The Company's foreign sales other than Canadian sales consist predominantly of sales of plumbing and heating valves, water quality, and municipal water valves in Western Europe and sales of butterfly valves for water distribution and industrial markets in Europe and China and sales of ball valves for the oil and gas and industrial markets in Europe and the Middle East. Such foreign sales increased in 1995 as compared to 1994 principally as a result of the inclusion of net sales of PBVS acquired in November 1994, and Tanggu Watts, a joint venture company which began operation in September 1994. Export sales from the United States decreased in 1995 as compared to 1994 because oil and gas valve export sales decreased due to a weaker international market in oil and gas pipeline projects. In 1995, oil and gas valve export sales decreased 16% as compared to such sales in 1994. The decrease in export sales in the oil and gas market for fiscal 1995 may not be reflective of future export sales in the oil and gas market because of the cyclical nature of capital intensive projects such as oil and gas pipeline projects. The Company believes that its acquisitions of PBVS in 1994 and Trubert in August 1995 and its formation of Tanggu Watts in 1994 and Suzhou Watts in June 1995 will strengthen its manufacturing capability and broaden its distribution network in Western Europe and Asia and its distribution capability in the Middle East. See Note 13 of Notes to Consolidated Financial Statements incorporated by reference in Item 8 for certain information regarding the Company's foreign operations.

Production

The Company has a fully integrated and highly automated manufacturing capability. The Company's machining operations feature over 350 computer-controlled machine tools, high-speed chucking machines and automatic screw machines. The Company's foundry equipment includes metal pouring systems and automatic core making, mold making and pouring capabilities. See "Properties" below.

The Company has invested heavily in recent years to expand its manufacturing base and to ensure the availability of the most efficient and productive equipment. Capital expenditures were $31,025,000, $19,928,000, and $25,798,000 for fiscal 1995, 1994, and 1993, respectively. Depreciation and amortization for such periods were $24,588,000, $22,393,000, and $20,560,000, respectively.

Two significant raw materials used in the Company's production processes are bronze ingot and brass rod. While the Company historically has not experienced significant difficulties in obtaining these commodities in quantities sufficient for its operations, there have been significant changes in their prices. The Company's gross profit margins are adversely affected to the extent that the selling prices of its products do not increase proportionately with increases in the costs of bronze ingot and brass rod. Any significant unanticipated increase or decrease in the prices of these commodities could materially affect the Company's results of operations. Yet as the sales volume and the diversity of materials used in the Company's production processes have grown, the impact from changes in the cost of these two raw materials has somewhat diminished.
However, in fiscal 1995 the Company's gross profit margins were adversely affected by increased raw material costs primarily in bronze ingot and brass rod. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" incorporated by reference in Item 7 for information regarding the impact of raw material costs on operations. In an effort to reduce the effects of such fluctuations, the Company maintains an active materials management program, although no assurances can be given that this will protect the Company from changes in the prices for bronze ingot and brass rod.
Product Engineering

The Company believes that new product development and product engineering are important to success in the valve industry and that the Company's position in the industry is attributable in significant part to its ability to develop new products and to adapt and enhance existing products. The Company employs over 265 engineers and technicians, which does not include 165 engineers working in the Chinese joint ventures, who engage primarily in these activities.

Competition

The domestic and international markets for valves are intensely competitive and include companies possessing greater financial, marketing and other resources than the Company. Management considers product reputation, price, effectiveness of distribution and breadth of product line to be the primary competitive factors.

Backlog
The Company does not believe that its backlog at any point in time is indicative of future operating results. Backlog was $87,404,654 at June 30, 1995 and $87,938,000 at June 30, 1994.

Patents and Trademarks

The Company owns certain patents and trademarks that it considers to be of importance, including the U.S. patent for its No. 909 backflow preventer, which expires on December 30, 1997. The Company has also secured patents for a backflow prevention device in several foreign countries, including Canada, Germany, France, Italy and Japan.

With respect to its trademarks, the Company has adopted, and in some cases registered, various trademarks in the United States and certain foreign countries. The principal trademarks of the Company include WATTS(R), WATTS REGULATOR & Design(R), SPENCER, HALER, LESLIER, PRATT(R), OCEAN(TM), JAMES JONES
(TM), KF(TM), TARAS(TM), CONTROMATICS(TM),  NICHOLSON(TM), FLIPPEN(TM),
CIRCLE SEAL(R) and Seal Design(R), and JAMECO and Design(TM).
The U.S. registrations of these trademarks have either a ten or twenty year term, depending upon whether or not the registration was issued prior to the effective date of the 1988 amendments to the Trademark Act of 1946, and are renewable if still used in commerce for additional ten year terms.

The Company does not believe that its business as a whole is dependent on any one or more patents or trademarks or on patent or trademark protection generally.

Employees

At June 30, 1995, excluding 802 employees of the Chinese joint ventures, the Company had approximately 4,300 employees, of whom nearly 3,200 were engaged in production and the balance in management, sales, engineering and administration. The majority of the Company's employees are not covered by a collective bargaining agreement. Employees covered by collective bargaining agreements include approximately 60 employees of Spence Engineering Company, Inc., 103 employees of James Jones Company, 180 employees of Henry Pratt Company, and 275 employees of Jameco Industries, Inc. The Company believes that its employee relations are excellent.

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

Certain of the Company's operations generate solid and hazardous wastes, which are disposed of elsewhere by arrangement with the owners or operators of disposal sites or with transporters of such waste. The Company's foundry and other operations are subject to various federal, state and local laws and regulations relating to environmental quality. Compliance with these laws and regulations requires the Company to incur expenses and monitor its operations on an on-going basis. The Company cannot predict the effect of future requirements on its capital expenditures, earnings or competitive position due to any changes in either federal, state or local environmental laws, regulations or ordinances. The Company is currently a party to or otherwise involved with various administrative or legal proceedings under federal, state or local environmental laws or regulations involving a number of sites, in some cases as a participant in a group of potentially responsible parties. Four of these sites, the Sharkey and Combe Landfills in New Jersey, the San Gabriel Valley/El Monte, California water basin site, and the Jack's Creek/Sitkin Smelting Superfund Site in Pennsylvania are listed on the National Priorities List. With respect to the Sharkey Landfill, the Company has been allocated .75% of the remediation costs, an amount which is not material to the Company. Based on certain developments, the Company elected not to enter into the de minimis settlement proposal with respect to the Sharkey Landfill and has instead decided to participate in the remediation as a participating party No allocations have been made to date with respect to the Combe Landfill or San Gabriel Valley sites. Recently, the EPA has formally notified several entities that they have been identified as being potentially responsible parties with respect to the San Gabriel Valley site. As the Company was not included in this group, its potential involvement in this matter is uncertain at this point given that either the PRP's named to date or the EPA could seek to expand the list of potentially responsible parties. With respect to the Jack's Creek Site, a de minimis settlement proposal has been adopted by the EPA and the Company will participate in this settlement as a de minimis party. In addition to the foregoing, the Solvent Recovery Service of New England site and the Old Southington landfill site, both in Connecticut, are on the National Priorities List but, with respect thereto, the Company has resort to indemnification from third parties and based on currently available information, the Company believes it will be entitled to participate in a de minimis capacity.

With respect to the Combe Landfill, the Company is one of approximately 30 potentially responsible parties. The Company and all other PRPs received a Supplemental Directive from the New Jersey Department of Environmental Protection & Energy in 1994 seeking to recover approximately $9 million in the aggregate for the operation, maintenance, and monitoring of the implemented remedial action taken up to that time in connection with the Combe Landfill North site. The Company and the remaining PRPs have recently received a formal demand from the U.S. Environmental Protection Agency to recover approximately $17 million expended to date in the remediation of this site.

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

Item 2.  PROPERTIES.

The Company's manufacturing operations include six casting foundries, three of which are located in the United States, two in Europe and one in the Tanggu Watts joint venture located in the People's Republic of China. Castings from these foundries and other components are machined and assembled into finished valves at 29 manufacturing facilities located in the United States, Canada, Europe and the People's Republic of China. These fully operational and equipped foundries and machine and assembly shops and warehouses occupy the majority of space in approximately 2,500,000 square feet of building space. Many of these facilities contain sales offices or warehouses from which the Company ships finished goods to customers and commissioned representative organizations. The Company's corporate and administrative headquarters are located in North Andover, Massachusetts and occupy approximately 60,000 square feet of building space. The total number of the Company's facilities by geographic location is as follows: 25 in the United States, 15 in Europe, 3 in Canada and, through its 60% controlling interest in two Chinese joint ventures, 2 in the People's Republic of China.

The vast majority of the Company's operating facilities and the related real estate are owned by the Company, except that the buildings and land located in Tianjin, People's Republic of China, Suzhou, People's Republic of China, and Nerviano, Italy are leased by Tanggu Watts, Suzhou Watts and PBVS, respectively, under lease agreements. The Tanggu Watts and Suzhou Watts properties are both under 30-year lease agreements and the PBVS property is under a six-year lease agreement. Certain of the Company's facilities are subject to mortgages and collateral assignments under loan agreements with long-term lenders. In general, the Company believes that its properties, including machinery, tools and equipment, are in good condition, well maintained and adequate and suitable for their intended uses. The Company believes that the manufacturing facilities are currently operating at a level that management considers normal capacity. This utilization is subject to change as a result of increases or decreases in sales. All information appearing in this Item 2 is as of September 1, 1995.


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


PART II

Item 5.MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

Market Information

The Class A Common Stock of the Company has been traded in the over-the-counter market and reported on the National Market System of the National Association of Securities Dealers Automated Quotation ("NASDAQ") System since the Company's initial public offering in August 1986. On July 5, 1995, the Company listed its Class A Common Stock on the New York Stock Exchange and trading on the New York Stock Exchange in such stock commenced on such date. The Company simultaneously delisted its Class A Common Stock on NASDAQ and trading on NASDAQ in such stock then ceased. The following tabulation sets forth the high and low sales prices of the Company's Class A Common Stock on the over-the-counter market as reported by the National Market System of NASDAQ for the periods indicated:


                                            Market Prices
                              ________________________________________
                           Fiscal Year Ended         Fiscal Year Ended
                             June 30, 1995            June 30, 1994
Fiscal Quarters            High          Low         High          Low
First                  $26 1/4      $22 1/2     $22 1/16       $17 1/8
Second                 26 3/16       18 1/4      25 1/4         21 1/4
Third                  23 3/4        20          28 5/8         23 1/2
Fourth                 25 1/4        20 5/8      27             22 1/4

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

Holders

The number of record holders of the Company's Class A Common Stock as of September 1, 1995 was 298. The Company believes that the number of beneficial shareholders of the Company's Class A Common Stock was in excess of 4,800 as of September 1, 1995.

The number of record holders of the Company's Class B Common Stock as of September 1, 1995 was 11.
 Each share of Class B Common Stock is entitled to ten votes per share and each share of Class A Common Stock is entitled to one vote per share. As of September 1, 1995, shares of Class B Common Stock representing approximately 77.0% of the Company's outstanding voting power were held under a voting trust for which Timothy P. Horne, Chairman of the Board, President and Chief Executive Officer of the Company, and Frederic B. Horne, Corporate Vice President of the Company, serve as trustees. The voting trust requires concurrence of the two trustees with respect to votes involving the election of Directors of the Company and gives Timothy P. Horne the ultimate ability to vote shares held in the voting trust in connection with other matters submitted to shareholders.
See Item 12.

Dividends

The following tabulation sets forth the cash dividends paid by the Company for the periods indicated:


                                  Fiscal Quarter  Fiscal Year
                   ________________________________________________
Ended June 30      First      Second      Third     Fourth      Total
1994               $.045      $.045       $.055     $.055       $.20
1995               $.055      $.055       $.0625    $.0625      $.235


Aggregate common stock dividend payments for fiscal 1995, 1994, and 1993, were $6,951,000, $5,884,000, and $4,785,000, respectively. While the Company presently intends to continue to pay cash dividends, payment of future dividends necessarily depends upon the Board of Directors' assessment of the Company's earnings, financial condition, capital requirements and other factors. All cash dividends shown reflect the Stock Split.

Item 6.  SELECTED FINANCIAL DATA.

The following items included in the Fifteen Year Financial Summary on pages 30 and 31 of the Annual Report to Stockholders for the fiscal year ended June 30, 1995 are incorporated herein by reference:

Operating Data    -      Net sales
                  -      Net earnings
Investment Data   -      Total assets
                  -      Capital employed:  Total debt
Per Share Data  -        Net earnings - Fully diluted
                -        Common cash dividends

Item 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 26 through 29 of the Annual Report to Stockholders for the fiscal year ended June 30, 1995 is incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements of the Company set forth on pages 15 through 25 of the Annual Report to Stockholders for the fiscal year ended June 30, 1995 are incorporated herein by reference.

 Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information appearing under the caption "Information as to Nominees for Director" in the registrant's definitive proxy statement dated September 14, 1995 relating to the Annual Meeting of Stockholders to be held on October 17, 1995 is incorporated herein by reference. The executive officers of the Company are as follows:

     Name                       Position                      Age

Timothy P. Horne         Chairman of the Board, President       57
                         and Chief Executive Officer
                         and Director

David A. Bloss, Sr.      Executive Vice President and Director  45

Frederic B. Horne        Corporate Vice President and Director  45

Kenneth J. McAvoy        Chief Financial Officer, Treasurer,    55
                         Executive Vice President of
                         European Operations, Secretary
                         and Director

Robert T. McLaurin       Corporate Vice President of Asian      64
                         Operations

Michael O. Fifer        Vice President of Corporate            38
                        Development

William C. McCartney    Vice President of Finance              41

Suzanne M. Zabitchuck    Corporate Counsel and Assistant        40
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

Kenneth J. McAvoy joined the Company in 1981 as Corporate Controller. He served as the Company's Vice President of Finance from 1984 to 1994. He has been the Chief Financial Officer and Treasurer since June 1986, and has been a Director since January 1994. Mr. McAvoy was also appointed Executive Vice President of European Operations in January 1994. Mr. McAvoy has also served as Secretary or Clerk since January 1985.

Robert T. McLaurin was appointed Corporate Vice President of Asian Operations in August 1994. He served as the Senior Vice President of Manufacturing of Watts Regulator Co. from 1983 to August 1994. He joined Watts Regulator Company as Vice President of Manufacturing in 1978.

Michael O. Fifer joined the Company in May 1994 and was appointed the Company's Vice President of Corporate Development. Prior to joining the Company, Mr. Fifer was Associate Director of Corporate Development with Dynatech Corp., a diversified high-tech manufacturer, from 1991 to April 1994. Mr. Fifer also served as President of PYSB, Inc., a manufacturer of resin-composite transportation products from 1990 to 1991.

William C. McCartney joined the Company in 1985 as Controller. He was appointed the Company's Vice President of Finance in 1994, and he has been Corporate Controller of the Company since April 1988. Prior to 1985 he was for four years subsidiary Controller for Gould Electronics, Inc., a manufacturer of factory automation equipment.

     Suzanne M. Zabitchuck has been Corporate Counsel of the Company since joining the Company in December 1992. Ms. Zabitchuck was appointed Assistant Secretary in August 1993. Ms. Zabitchuck was associated with The Stride Rite Corporation, a shoe manufacturer, serving as its Associate General Counsel and Clerk immediately prior to joining the Company.

Item 11.  EXECUTIVE COMPENSATION.

The information appearing under the caption "Compensation Arrangements" in the registrant's definitive proxy statement dated September 14, 1995 relating to the Annual Meeting of Stockholders to be held on October 17, 1995 is incorporated herein by reference.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

The information appearing under the caption "Principal and Management Stockholders" in the registrant's definitive proxy statement dated September 14, 1995 relating to the Annual Meeting of Stockholders to be held on October 17, 1995 is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information appearing under the caption "Compensation Arrangements-Certain Transactions" in the registrant's definitive proxy statement dated September 14, 1995 relating to the Annual Meeting of Stockholders to be held on October 17, 1995 is incorporated herein by reference.

PART IV

Item 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM8-K.

(a)(1) Financial Statements

The response to this portion of Item 14 is submitted as a separate section of this Annual Report.

(a)(2) Schedules

The response to this portion of Item 14 is submitted as a separate section of this Annual Report.

(a)(3) Exhibits

Exhibits 10.1-10.6, 10.8 and 10.22 constitute all of the management contracts and compensation plans and arrangements of the Company required to be filed as exhibits to this Annual Report.

Exhibit No.Description

3.1 Restated Certificate of Incorporation, as amended.*
3.2 Amended and Restated By-Laws. (1)
9.1 Horne Family Voting Trust Agreement-1991 dated as of
October 31, 1991. (2)
9.2 Amendment dated as of February 3, 1995 to the Horne
Family Voting Trust Agreement-1991 dated as of
October 31, 1991. *
10.1 Employment Agreement dated as of May 1, 1993 between the Registrant and Timothy P. Horne. (11)
10.2 Supplemental Compensation Agreement dated as of
May 1, 1993 between the Registrant and Timothy P.
Horne. (11)
10.3 Deferred Compensation Agreement between the
Registrant and Timothy P. Horne, as amended. (4)
10.4 1986 Incentive Stock Option Plan, as amended, including form of Option Agreement. (3)
10.5 1989 Nonqualified Stock Option Plan, including form of Option Agreement. (3)
10.6 Watts Industries, Inc. Retirement Plan for Salaried
Employees dated December 30, 1994, as amended and restated effective as of January 1, 1994. *
10.7 Registration Rights Agreement dated as of July 25,
1986. (5)
10.8 Executive Incentive Bonus Plan, as amended. *
10.9 Indenture dated as of December 1, 1991 between the Registrant and The First National Bank of Boston,
as Trustee, including form of 8-3/8% Note Due
2003. (8)
10.10 Loan Agreement and Mortgage among The Industrial
Development Authority of the State of New
Hampshire, Watts Regulator Co. and Arlington
Trust Company dated as of August 1, 1985. (4)
10.11 Amendment Agreement relating to Watts Regulator Co.
(Canaan and Franklin, New Hampshire, facilities) financing dated as of December 31, 1985. (4)
10.12 Sale Agreement between Village of Walden Industrial
Development Agency and Spence Engineering Company,
 Inc. dated as of June 1,
1994. (12)
10.13 Letter of Credit, Reimbursement and Guaranty
Agreement dated June 1, 1994 by and among the Registrant, Spence Engineering Company, Inc. and
First Union National Bank of North Carolina. (12)
10.14 Trust Indenture from Village of Walden Industrial
Development Agency to The First National Bank of
Boston, as Trustee, dated as of June 1, 1994. (12)

10.15 Loan Agreement between Hillsborough County
 Industrial Development Authority and Leslie
Controls, Inc. dated as of July 1, 1994. (12)
10.16 Letter of Credit, Reimbursement and Guaranty
Agreement dated July 1, 1994 by and among the
Registrant, Leslie Controls, Inc. and First Union
National Bank of North Carolina. (12)
10.17 Trust Indenture from Hillsborough County Industrial
Development Authority to The First National Bank
of Boston, as Trustee, dated as of July 1, 1994.
(12)
10.18 Loan Agreement between The Rutherford County
Industrial Facilities and Pollution Control
Financing Authority and Watts Regulator Company dated as of September 1, 1994. *
10.19 Letter of Credit, Reimbursement and Guaranty
Agreement dated September 1, 1994 by and among the Registrant, Watts Regulator Company and The First
Union National Bank of North Carolina. *
10.20 Trust Indenture from The Rutherford County Industrial
Facilities and Pollution Control Financing
Authority to The First National Bank of Boston, as
Trustee, dated as of September 1, 1994. *
10.21 Amended and Restated Stock Restriction Agreement dated as of October 30, 1991. (2)
10.22 Watts Industries, Inc. 1991 Non-Employee Directors'
Nonqualified Stock Option Plan. (7)
10.23 Letters of Credit relating to retrospective paid loss insurance programs. (11)
10.24 Form of Stock Restriction Agreement for management stockholders. (5)
10.25 Revolving Credit Agreement dated December 23, 1987 between Nederlandse Creditbank NV and Watts
Regulator (Nederland) B.V. and related Guaranty of Watts Industries, Inc. and Watts Regulator Co.
dated December 14, 1987. (6)
10.26 Loan Agreement dated September 1987 with, and related Mortgage to, N.V. Sallandsche Bank. (6)
10.27 Agreement and Plan of Merger dated as of August 22,
1991 relating to the acquisition by the Registrant of Henry Pratt Company. (9)
10.28 Agreement of the sale of shares of Intermes, S.p.A., RIAF Holding A.G. and the participations in Multiscope Due S.R.L. dated as of November 6,
1992. (10)
10.29 Revolving Credit Agreement dated August 30, 1994 between and among Watts Investment Company, certain financial institutions, the First National
Bank of Boston, as Agent, and the Registrant, as Guarantor. (12)
11 Statement Regarding Computation of Earnings per
Common Share. +
13 1995 Annual Report to Stockholders. * (This Report, except for those portions thereof which are expressly incorporated by reference into this Report on Form 10-K, is not to be deemed "filed" with the Securities and Exchange Commission.)
21 Subsidiaries. *
23.1 Consent of Ernst & Young LLP, Independent Auditors. +
23.2 Consent of Deloitte & Touche, Independent Auditors. +
27 Financial Data Schedule. *

(1) Incorporated by reference to the relevant exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 1992.

(2) Incorporated by reference to the relevant exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 1991.

(3) Incorporated by reference to the relevant exhibit to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 1989.

(4) Incorporated by reference to the relevant exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-6515) filed with the Securities and Exchange Commission on June 17, 1986.
(5) Incorporated by reference to the relevant exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-6515) filed with the Securities and Exchange Commission as part of the Second Amendment to such Registration Statement on August 21, 1986.

(6) Incorporated by reference to the relevant exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-27101) filed with the Securities and Exchange Commission on February 16, 1989.

(7) Incorporated by reference to the relevant exhibit to the Registrant's Amendment No. 1 to Form 10-K for fiscal 1992 filed with the Securities and Exchange Commission on March 11, 1993.

(8) Incorporated by reference to the relevant exhibit to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 16, 1992.

(9) Incorporated by reference to Exhibit 10.33 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 24, 1991.

(10) Incorporated by reference to the relevant exhibit to the Registrant's Amendment No. 2 to Form 8-K dated November 6, 1992 filed with the Securities and Exchange Commission on February 22, 1993.

(11) Incorporated by reference to the relevant exhibit to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 24, 1993.

(12) Incorporated by reference to the relevant exhibit to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 26, 1994.

*Filed herewith.

+Filed herewith as a separate section of this report.

(b)Reports on Form 8-K.

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

                                                WATTS INDUSTRIES, INC.


                                            By:/s/   Timothy P. Horne
                                                      Timothy P. Horne
                                                      Chairman of the Board,
President,
                                                      and Chief Executive
Officer

DATED:  September 27, 1995


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature  Title    Date

/s/ Timothy P. Horne    President Chairman of the Board,   September 27, 1995
    Timothy P. Horne    President and Chief Executive
                        Officer (Principal Executive
                        Officer) and Director

/s/ Kenneth J. McAvoy   Chief Financial Officer             September 27, 1995
    Kenneth J. McAvoy   and Treasurer (Principal
                        Financial and Accounting Officer),
                        Secretary, and Director

/s/ David A. Bloss, Sr. Executive Vice President and        September 27, 1995
David A. Bloss, Sr.     Director

/s/ Frederic B. Horne   Corporate Vice President and        September 27, 1995
Frederic B. Horne       Director

/s/ Noah T. Herndon     Director                            September 27, 1995
Noah T. Herndon

/s/ Wendy E. Lane        Director                           September 27, 1995
Wendy E. Lane

/s/  Gordon W. Moran     Director                          September 27, 1995
Gordon W. Moran

/s/ Daniel J. Murphy, III Director                         September 27, 1995
Daniel J. Murphy, III

ANNUAL REPORT ON FORM 10-K

ITEM 14(a)(1) and (2), (c) and (d)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

CERTAIN EXHIBITS

FINANCIAL STATEMENT SCHEDULE

YEAR ENDED JUNE 30, 1995

WATTS INDUSTRIES, INC.

NORTH ANDOVER, MASSACHUSETTS

FORM 10-K--ITEM 14(a)(1) AND (2)

WATTS INDUSTRIES, INC. AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statements of Watts Industries, Inc. and subsidiaries, included in the annual report of the registrant to its shareholders for the year ended June 30, 1995, are incorporated by reference in
Item 8:

Consolidated balance sheets--June 30, 1995 and 1994

Consolidated statements of earnings--Years ended June 30, 1995, 1994 and 1993

Consolidated statements of stockholders' equity--Years ended June 30, 1995, 1994 and 1993

Consolidated statements of cash flows--Years ended June 30, 1995, 1994 and 1993

Notes to consolidated financial statements--June 30, 1995

The following consolidated financial statement schedule of Watts Industries, Inc. and subsidiaries are included in Item 14(d):

Schedule II--Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

Supplemental Reports of Independent Auditors

Schedule II-Valuation and Qualifying Accounts

Watts Industries, Inc. and Subsidiaries

(Dollar amounts in thousands)



Column A                       Column B                            Column C
                                                                  Additions
                            Balance at          Charged       Charged to Other
                           Beginning of        to Costs              Accounts-
Description                      Period      and Expenses            Describe

Year ended June 30, 1995:
Deducted from asset
account:
Allowance for doubtful
accounts                         $4,488                $1,418        $1,173(2)

Year ended June 30, 1994:
Deducted from asset
account:
Allowance for doubtful
accounts                         $3,565                $1,726      $   137 (2)


Year ended June 30, 1993:
Deducted from asset
account:
Allowance for doubtful
accounts                        $2,586                 $1,460      $   808 (2)
(1) Uncollectible accounts written off, net of recoveries.
(2) Balance acquired in connection with acquisition of Jameco and Anderson-Barrows in 1995, Ancon, Inc. in 1994 and Intermes in 1993.



        Schedule II-Valuation and Qualifying Accounts
 Watts Industries, Inc. and Subsidiaries
 (Dollar amounts in thousands)
Column A                              Column D                 Column E
                                   Deductions--           End of Description
Description                        Describe (1)                 Period
Year ended June 30, 1995:
Deducted from asset
account:
Allowance for doubtful
accounts                                $1,251                       $5,828
Year ended June 30, 1994:
Deducted from asset
account:
Allowance for doubtful
accounts                                  $940                       $4,488
Year ended June 30, 1993:
Deducted from asset
account:
Allowance for doubtful
accounts                                $1,289                       $3,565
(1) Uncollectible accounts written off, net of recoveries.
(2) Balance acquired in connection with acquisition of Jameco and Anderson-Barrows in 1995, Ancon, Inc. in 1994 and Intermes in 1993.

Exhibit 11

Computation of Net Earnings Per Common Share
Watts Industries, Inc.

(Amounts in thousands, except per share information)


                                                    Fiscal year ended June 30
                                               1995         1994          1993
Fully Diluted
Average shares outstanding:
Class A Common Stock, par value $.10         18,118       17,969        18,404
Class B Common Stock, par value $.10         11,448       11,488        11,490
Net effect of dilutive stock options--based
upon treasury stock method using ending
market price, if higher than average price      189          260           205

Total                                        29,755       29,717        30,099

Earnings before cumulative effect of change
in accounting                               $45,738      $41,010       $30,406
Cumulative effect of change in accounting
 for income taxes                                                      (3,132)

Net earnings                                $45,738      $41,010       $27,274

Earnings per Common Share:

Earnings before cumulative effect of change
in accounting                             $  1.54        $  1.38       $  1.01
Cumulative effect of change in accounting
for income taxes                                                         (.10)

Net earnings                              $  1.54        $  1.38        $  .91

Exhibit 11

Watts Industries, Inc.

(Amounts in thousands, except per share information)


                                                    Fiscal year ended June 30
                                               1995         1994          1993
Primary
Average shares outstanding:
Class A Common Stock, par value $.10         18,118       17,969        18,404
Class B Common Stock, par value $.10         11,448       11,488        11,490
Net effect of dilutive stock options--based
upon treasury stock method using average
market price                                    139          217           196

Total                                        29,705       29,674        30,090

Earnings before cumulative effect of change
in accounting                               $45,738      $41,010       $30,406
Cumulative effect of change in accounting for
income taxes                                                           (3,132)

Net earnings                                $45,738      $41,010       $27,274

Earnings per Common Share:

Earnings before cumulative effect of change
in accounting                               $  1.54     $  1.38        $  1.01
Cumulative effect of change in accounting
for income taxes                                                         (.10)

Net earnings                                $  1.54     $  1.38        $   .91

Exhibit 23.1--Consent of Independent Auditors


We consent to the incorporation by reference in this Annual Report (Form 10-K) of Watts Industries, Inc. of our report dated August 8, 1995, included in the 1995 Annual Report to Shareholders of Watts Industries, Inc.

Our audits also included the financial statement schedule of Watts Industries, Inc. listed in Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this schedule based on our audits. We did not audit the financial statements of Watts Industries Europe B.V., a consolidated subsidiary, which statements reflect total assets of $171,700,000 and $107,700,000 at June 30, 1995 and 1994 and total revenues of
$108,700,000 in fiscal year 1995, $79,700,000 in fiscal year 1994, and
$57,600,000 in fiscal year 1993. We have been furnished with the report of Deloitte & Touche with respect to Schedule II of Watts Industries Europe B.V.
In our opinion, based on our audits and the report of other auditors, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also consent to the incorporation by reference in the Registration Statements (Post-Effective Amendment No. 1 to Form S-8 No. 33-30377) pertaining to the 1986 Incentive Stock Option Plan, (Form S-8 No. 33-37926) pertaining to the Nonqualified Stock Option Plan and (Form S-8 No. 33-69422) pertaining to the 1991 Non-Employee Directors' Nonqualified Stock Option Plan of Wats Industries, Inc. and in the related Prospectuses of our report dated August 8, 1995, with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedule included in this Annual Report (Form 10-K) of Watts Industries, Inc.


                                                 ERNST & YOUNG LLP



September 22, 1995

INDEPENDENT AUDITOR'S REPORT  Board of Directors Watts Industries Europe B.V.
We have audited the financial statements including the consolidated/combined balance sheets of Watts Industries Europe B.V. at Eerbeek as of June 30, 1995 and 1994, and the related consolidated/combined statements of earnings for each of the three years in the period ended June 30, 1995 (not separately presented herein) expressed in Dutch Guilders. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the Netherlands and the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion, the consolidated/combined financial statements referred to above present fairly, in all material respects, the consolidated/combined financial position of Watts Industries Europe B.V. as of June 30, 1995 and 1994 and the results of their operations for each of the three years in the period ended June 30, 1995, in conformity with generally accepted accounting principles in The Netherlands. Generally accepted accounting principles in The Netherlands vary in certain significant respects from generally accepted accounting principles in the United States. The application of the latter would have affected the determination of consolidated/combined net earnings in the years ended June 30, 1995, 1994 and 1993 and the determination of stockholders' equity as of June 30, 1995 and 1994 to the extent summarized in Note G. Leiden, The Netherlands, August 8, 1995
Deloitte & Touche Registeraccountants   P.C. Spaargaren RA

Report of Independent Auditors

Board of Directors
Watts Industries, Inc.

We have audited the financial statements including the consolidated/combined balance sheets of Watts Industries Europe B. V., a wholly owned subsidiary of Watts Industries, Inc., as of June 30, 1995, and 1994 and the related consolidated/combined statements of earnings for each of the three years in the period ended June 30, 1995, and have issued our report thereon dated August 8, 1995. Our audits also included financial statement schedule II of Watts Industries Europe B. V. (not presented separately herein) which is included in the related schedules of Watts Industries, Inc. in Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule of Watts Industries Europe B.
V. referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Leiden, The Netherlands, August 8, 1995

Deloitte & Touche
Registeraccountants

P. C. Spaargaren RA

[Exhibit 23.2]

Consent of Independent Auditors

We consent to the incorporation by reference in the Registration Statements (Post-Effective Amendment No. 1 to Form S-8 No. 33-30377, No. 33-37926 and No. 33-
69422) and in the related Prospectuses of our report dated August 8, 1995, with respect to the consolidated/combined financial statements of Watts Industries Europe B. V. (not included herein) and our report dated August 8, 1995, with respect to the financial statement schedule of Watts Industries Europe B. V. (not included herein).

Leiden, The Netherlands, September 21, 1995

Deloitte & Touche
Registeraccountants

P. C. Spaargaren RA

Form 10-K

EXHIBIT INDEX


Listed and indexed below are all Exhibits filed as part of this Report. Certain Exhibits are incorporated by reference to documents previously filed by the Company with the Securities and Exchange Commission pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.

Exhibit No.  Description

3.1 Restated Certificate of Incorporation, as amended.*
3.2 mended and Restated By-Laws. (1)
9.1 Horne Family Voting Trust Agreement-1991 dated as of October 31, 1991. (2)
9.2 Amendment dated as of February 3, 1995 to the Horne Family Voting Trust Agreement-1991 dated as of October 31, 1991. *
10.1 Employment Agreement dated as of May 1, 1993 between the Registrant and Timothy P. Horne. (11)
10.2 Supplemental Compensation Agreement dated as of May 1, 1993 between the Registrant and Timothy P. Horne. (11)
10.3 Deferred Compensation Agreement between the Registrant and Timothy P. Horne, as amended. (4)
10.4 1986 Incentive Stock Option Plan, as amended, including form of Option Agreement. (3)
10.5 1989 Nonqualified Stock Option Plan, including form of Option Agreement.
(3)
10.6 Watts Industries, Inc. Retirement Plan for Salaried Employees dated December 30, 1994, as amended and restated effective as of January 1, 1994. *
10.7 Registration Rights Agreement dated as of July 25, 1986. (5)
10.8 Executive Incentive Bonus Plan, as amended. *
10.9 Indenture dated as of December 1, 1991 between the Registrant and The First National Bank of Boston, as Trustee, including form of 8-3/8% Note Due 2003. (8)
10.10 Loan Agreement and Mortgage among The Industrial Development Authority of the State of New Hampshire, Watts Regulator Co. and Arlington Trust Company dated as of August 1, 1985. (4)
10.11 Amendment Agreement relating to Watts Regulator Co. (Canaan and Franklin, New Hampshire, facilities) financing dated as of December 31, 1985. (4)
10.12 Sale Agreement between Village of Walden Industrial Development Agency and Spence Engineering Company, Inc. dated as of June 1, 1994. (12)
10.13 Letter of Credit, Reimbursement and Guaranty Agreement dated June 1, 1994 by and among the Registrant, Spence Engineering Company, Inc. and First Union National Bank of North Carolina. (12)
10.14 Trust Indenture from Village of Walden Industrial Development Agency to The First National Bank of Boston, as Trustee, dated as of June 1, 1994. (12)
10.15 Loan Agreement between Hillsborough County Industrial Development Authority and Leslie Controls, Inc. dated as of July 1, 1994. (12)
10.16 Letter of Credit, Reimbursement and Guaranty Agreement dated July 1, 1994 by and among the Registrant, Leslie Controls, Inc. and First Union National Bank of North Carolina. (12)
10.17 Trust Indenture from Hillsborough County Industrial Development Authority to The First National Bank of Boston, as Trustee, dated as of July 1, 1994.(12)

10.18 Loan Agreement between The Rutherford County Industrial Facilities and Pollution Control Financing Authority and Watts Regulator Company dated as of September 1, 1994. *
10.19 Letter of Credit, Reimbursement and Guaranty Agreement dated September 1, 1994 by and among the Registrant, Watts Regulator Company and The First Union National Bank of North Carolina. *
10.20 Trust Indenture from The Rutherford County Industrial Facilities and Pollution Control Financing Authority to The First National Bank of Boston, as Trustee, dated as of September 1, 1994. *
10.21 Amended and Restated Stock Restriction Agreement dated as of October 30, 1991. (2)
10.22 Watts Industries, Inc. 1991 Non-Employee Directors' Nonqualified Stock Option Plan. (7)
10.23 Letters of Credit relating to retrospective paid loss insurance programs.
(11)
10.24 Form of Stock Restriction Agreement for management stockholders. (5)
10.25 Revolving Credit Agreement dated December 23, 1987 between Nederlandse Creditbank NV and Watts Regulator (Nederland) B.V. and related Guaranty of Watts Industries, Inc. and Watts Regulator Co. dated December 14, 1987. (6)
10.26 Loan Agreement dated September 1987 with, and related Mortgage to, N.V. Sallandsche Bank. (6)
10.27 Agreement and Plan of Merger dated as of August 22, 1991 relating to the acquisition by the Registrant of Henry Pratt Company. (9)
10.28 Agreement of the sale of shares of Intermes, S.p.A., RIAF Holding A.G. and the participations in Multiscope Due S.R.L. dated as of November 6, 1992. (10)
10.29 Revolving Credit Agreement dated August 30, 1994 between and among Watts Investment Company, certain financial institutions, the First National Bank of Boston, as Agent, and the Registrant, as Guarantor. (12)
11 Statement Regarding Computation of Earnings per Common Share. +
13 1995 Annual Report to Stockholders. * (This Report, except for those portions thereof which are expressly incorporated by reference into this Report on Form 10- K, is not to be deemed "filed" with the Securities and Exchange Commission.) 21 Subsidiaries. *
23.1 Consent of Ernst & Young LLP, Independent Auditors. +
23.2 Consent of Deloitte & Touche, Independent Auditors. +
27 Financial Data Schedule. *

(1) Incorporated by reference to the relevant exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 1992.

(2) Incorporated by reference to the relevant exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 1991.

(3) Incorporated by reference to the relevant exhibit to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 1989.

(4) Incorporated by reference to the relevant exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-6515) filed with the Securities and Exchange Commission on June 17, 1986.
(5) Incorporated by reference to the relevant exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-6515) filed with the Securities and Exchange Commission as part of the Second Amendment to such Registration Statement on August 21, 1986.

(6) Incorporated by reference to the relevant exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-27101) filed with the Securities and Exchange Commission on February 16, 1989.

(7) Incorporated by reference to the relevant exhibit to the Registrant's Amendment No. 1 to Form 10-K for fiscal 1992 filed with the Securities and Exchange Commission on March 11, 1993.

(8) Incorporated by reference to the relevant exhibit to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 16, 1992.

(9) Incorporated by reference to Exhibit 10.33 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 24, 1991.

(10) Incorporated by reference to the relevant exhibit to the Registrant's Amendment No. 2 to Form 8-K dated November 6, 1992 filed with the Securities and Exchange Commission on February 22, 1993.

(11) Incorporated by reference to the relevant exhibit to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 24, 1993.

(12) Incorporated by reference to the relevant exhibit to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 26, 1994.

*Filed herewith.

+Filed herewith as a separate section of this report.

Form 10-K

EXHIBIT INDEX


Listed and indexed below are all Exhibits filed as part of this Report. Certain Exhibits are incorporated by reference to documents previously filed by the Company with the Securities and Exchange Commission pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.

Exhibit No.  Description

3.1 Restated Certificate of Incorporation, as amended.*
3.2 mended and Restated By-Laws. (1)
9.1 Horne Family Voting Trust Agreement-1991 dated as of October 31, 1991. (2)
9.2 Amendment dated as of February 3, 1995 to the Horne Family Voting Trust Agreement-1991 dated as of October 31, 1991. *
10.1 Employment Agreement dated as of May 1, 1993 between the Registrant and Timothy P. Horne. (11)
10.2 Supplemental Compensation Agreement dated as of May 1, 1993 between the Registrant and Timothy P. Horne. (11)
10.3 Deferred Compensation Agreement between the Registrant and Timothy P. Horne, as amended. (4)
10.4 1986 Incentive Stock Option Plan, as amended, including form of Option Agreement. (3)
10.5 1989 Nonqualified Stock Option Plan, including form of Option Agreement.
(3)
10.6 Watts Industries, Inc. Retirement Plan for Salaried Employees dated December 30, 1994, as amended and restated effective as of January 1, 1994. *
10.7 Registration Rights Agreement dated as of July 25, 1986. (5)
10.8 Executive Incentive Bonus Plan, as amended. *
10.9 Indenture dated as of December 1, 1991 between the Registrant and The First National Bank of Boston, as Trustee, including form of 8-3/8% Note Due 2003. (8)
10.10 Loan Agreement and Mortgage among The Industrial Development Authority of the State of New Hampshire, Watts Regulator Co. and Arlington Trust Company dated as of August 1, 1985. (4)
10.11 Amendment Agreement relating to Watts Regulator Co. (Canaan and Franklin, New Hampshire, facilities) financing dated as of December 31, 1985. (4)
10.12 Sale Agreement between Village of Walden Industrial Development Agency and Spence Engineering Company, Inc. dated as of June 1, 1994. (12)
10.13 Letter of Credit, Reimbursement and Guaranty Agreement dated June 1, 1994 by and among the Registrant, Spence Engineering Company, Inc. and First Union National Bank of North Carolina. (12)
10.14 Trust Indenture from Village of Walden Industrial Development Agency to The First National Bank of Boston, as Trustee, dated as of June 1, 1994. (12)
10.15 Loan Agreement between Hillsborough County Industrial Development Authority and Leslie Controls, Inc. dated as of July 1, 1994. (12)
10.16 Letter of Credit, Reimbursement and Guaranty Agreement dated July 1, 1994 by and among the Registrant, Leslie Controls, Inc. and First Union National Bank of North Carolina. (12)
10.17 Trust Indenture from Hillsborough County Industrial Development Authority to The First National Bank of Boston, as Trustee, dated as of July 1, 1994.(12)

10.18 Loan Agreement between The Rutherford County Industrial Facilities and Pollution Control Financing Authority and Watts Regulator Company dated as of September 1, 1994. *
10.19 Letter of Credit, Reimbursement and Guaranty Agreement dated September 1, 1994 by and among the Registrant, Watts Regulator Comapny and The First Union National Bank of North Carolina. *
10.20 Trust Indenture from The Rutherford County Industrial Facilities and Pollution Control Financing Authority to The First National Bank of Boston, as Trustee, dated as of September 1, 1994. *
10.21 Amended and Restated Stock Restriction Agreement dated as of October 30, 1991. (2)
10.22 Watts Industries, Inc. 1991 Non-Employee Directors' Nonqualified Stock Option Plan. (7)
10.23 Letters of Credit relating to retrospective paid loss insurance programs.
(11)
10.24 Form of Stock Restriction Agreement for management stockholders. (5)
10.25 Revolving Credit Agreement dated December 23, 1987 between Nederlandse Creditbank NV and Watts Regulator (Nederland) B.V. and related Guaranty of Watts Industries, Inc. and Watts Regulator Co. dated December 14, 1987. (6)
10.26 Loan Agreement dated September 1987 with, and related Mortgage to, N.V. Sallandsche Bank. (6)
10.27 Agreement and Plan of Merger dated as of August 22, 1991 relating to the acquisition by the Registrant of Henry Pratt Company. (9)
10.28 Agreement of the sale of shares of Intermes, S.p.A., RIAF Holding
 A.G. and the participations in Multiscope Due S.R.L. dated as of November 6, 1992. (10)
10.29 Revolving Credit Agreement dated August 30, 1994 between and among Watts Investment Company, certain financial institutions, the First National Bank of Boston, as Agent, and the Registrant, as Guarantor. (12)
11 Statement Regarding Computation of Earnings per Common Share. +
13 1995 Annual Report to Stockholders. * (This Report, except for those portions thereof which are expressly incorporated by reference into this Report on Form 10-K, is not to be deemed "filed" with the Securities and Exchange Commission.) 21 Subsidiaries. *
23.1 Consent of Ernst & Young LLP, Independent Auditors. +
23.2 Consent of Deloitte & Touche, Independent Auditors. +
27 Financial Data Schedule. *

(1) Incorporated by reference to the relevant exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 1992.

(2) Incorporated by reference to the relevant exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 1991.

(3) Incorporated by reference to the relevant exhibit to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 1989.

(4) Incorporated by reference to the relevant exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-6515) filed with the Securities and Exchange Commission on June 17, 1986.
(5) Incorporated by reference to the relevant exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-6515) filed with the Securities and Exchange Commission as part of the Second Amendment to such Registration Statement on August 21, 1986.

(6) Incorporated by reference to the relevant exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-27101) filed with the Securities and Exchange Commission on February 16, 1989.

(7) Incorporated by reference to the relevant exhibit to the Registrant's Amendment No. 1 to Form 10-K for fiscal 1992 filed with the Securities nd Exchange Commission on March 11, 1993.

(8) Incorporated by reference to the relevant exhibit to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 16, 1992.

(9) Incorporated by reference to Exhibit 10.33 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 24, 1991.

(10) Incorporated by reference to the relevant exhibit to the Registrant's Amendment No. 2 to Form 8-K dated November 6, 1992 filed with the Securities and Exchange Commission on February 22, 1993.

(11) Incorporated by reference to the relevant exhibit to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 24, 1993.

(12) Incorporated by reference to the relevant exhibit to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 26, 1994.

*Filed herewith.

+Filed herewith as a separate section of this report.

Exhibit 3.1



RESTATED CERTIFICATE OF INCORPORATION

OF


WATTS INDUSTRIES, INC.


Pursuant to Sections 242 and 245 of the
General Corporation Law of the State of Delaware

Watts Industries, Inc. (hereinafter called the "Corporation"), a corporation organized and existing under the General Corporation Law of the State of Delaware, the Certificate of Incorporation of which was filed in the Office of the Secretary of State of Delaware on December 27, 1985 and recorded in the Office of the Recorder of Deeds of New Castle County, State of Delaware, on December 27, 1985, which Certificate of Incorporation was amended pursuant to a Certificate of Amendment filed in the Office of the Secretary of State of Delaware on June 13, 1986 and recorded in the Office of the Recorder of Deeds of New Castle County, State of Delaware, on June 18, 1986, does hereby certify that this Restated Certificate of Incorporation has been duly adopted pursuant to Sections 242 and 245 of the General Corporation Law of the State of Delaware.

  FIRST:  The name of the Corporation is Watts Industries, Inc.

  SECOND: The address of the Corporation's registered office in the State of Delaware is 1209 Orange Street in the City of Wilmington, County of New Castle. The name of its registered agent at such address is The Corporation Trust Company, 1209 Orange Street, Wilmington, Delaware.

  THIRD: The nature of the business or purpose to be conducted or promoted is as follows:

  To conduct or engage in any lawful act or activity for which corporations may be organized under the General Corporation Law of the State of Delaware.

  FOURTH: The total number of shares of capital stock which the Corporation shall have authority to issue shall be thirty-eight million (38,000,000) shares, of which twenty million (20,000,000) shall be Class A Common Stock, par value $.10 per share ("Class A Common Stock"), thirteen million (13,000,000) shall be Class B Common Stock, par value $.10 per share ("Class B Common Stock"), and five million (5,000,000) shall be Preferred Stock, par value $.10 per share, issuable in series ("Preferred Stock").

  As of the date and time this Restated Certificate of Incorporation shall become effective under the laws of the State of Delaware (the "Effective Time"), each share of Common Stock, par value $1.00 per share ("Old Common Stock"), issued and outstanding immediately prior to the Effective Time shall be automatically converted (without any further act) into 330 fully paid and non-assessable shares of Class B Common Stock, each share of Class B Common Stock, par value $1.00 per share ("Old Class B Stock"), issued and outstanding immediately prior to the Effective Time shall be automatically converted (without any further act) into 330 fully paid and non-assessable shares of Class A Common Stock, and each share of 10% Preferred Stock, par value $100.00 per share ("Old Preferred Stock"), issued and outstanding immediately prior to the Effective Time shall be automatically converted (without any further act) into such number of fully paid and non- assessable shares of Class B
Common Stock as is equal to a fraction, the numerator of whic h shall equal 100 plus the number which is equal to the dollar value of all accrued and unpaid dividends, if any, on such share and the denominator of which shall be 16.5; provided, however, that no fractional shares shall be issued on account of such conversion of Old Preferred Stock and that cash shall be paid in lieu thereof. Until presented and surrendered for cancellation, each certificate for shares of the Old Common Stock, Old Class B Stock and Old Preferred Stock, respectively, outstanding as of the Effective Time shall be deemed to represent the number of shares of Class A Common Stock or Class B Common Stock determined in accordance with this paragraph, and upon such presentation and surrender each holder of a certificate or certificates for such Old Common Stock, Old Class B Stock or Old Preferred Stock, as applicable, shall be entitled to receive a certificate for such number of shares of Class A Common Stock or Class B Common Stock.

  Except as otherwise specifically stated in this Article Fourth, shares of Class A Common Stock and shares of Preferred Stock may be issued by the Corporation from time to time as approved by its Board of Directors without the approval of the stockholders. Subsequent to the Effective Time, no shares of Class B Common Stock may be issued by the Board of Directors without the prior approval of a majority in interest of the holders of Class B Common Stock and the Class A Common Stock, voting as separate classes, except as provided in Sections A.3 and A.4 of this Article Fourth. The consideration for the issuance of shares shall be paid in full before their issuance and shall not be less than the par value per share. The consideration for the shares shall be such consideration as is lawful under the General Corporation Law of the State of Delaware at the time of issue, and the value of such property, labor or services, as determined by the Board of Directors of the Corporation, shall be conclusive. Upon payment of such consideration, such shares shall be deemed to be fully paid and non-assessable. In the case of a stock dividend, that part of the surplus or retained earnings of the Corporation which is transferred to stated capital upon the issuance of shares as a share dividend shall be deemed to be the consideration for such issuance.

 A description of the different classes of the Corporation's capital stock and a statement of the powers, designations, preferences and relative, participating, optional or other specified rights of each class of capital stock or series thereof and the qualifications, limitations or restrictions appertaining thereto are as follows:

A.  Class A Common Stock and Class B Common Stock.

  1.  Voting.

  (a) At every meeting of the stockholders of the Corporation (or with respect to any action by written consent in lieu of a meeting of stockholders), each share of Class A Common Stock shall be entitled to one (1) vote (whether voted in person by the holder thereof or by proxy or pursuant to a stockholders' consent) and each share of Class B Common Stock shall be entitled to ten (10) votes (whether voted in person by the holder thereof or by proxy or pursuant to a stockholders' consent), voting together as one class on all matters which may lawfully be submitted to a vote of stockholders, except to the extent otherwise required by law and except as otherwise provided in this Restated Certificate of Incorporation or any amendment hereof.

  (b) In determining whether any resolution has been adopted by the vote of a specified percentage of the holders of shares of the Corporation pursuant to the Corporation's By-laws or otherwise, such percentage shall be calculated as a percentage of the total number of votes entitled to be cast by the holders of the Class A Common Stock and the Class B Common Stock (and any other shares entitled to vote thereon) except to the extent such holders vote as separate classes as required by law or as otherwise provided in this Restated Certificate of Incorporation.

  2.  Conversion.

  (a)  Each share of Class B Common Stock may at any time be converted into one
(1) fully paid and non-assessable share of Class A Common Stock. Such conversion right shall be exercised by the surrender of the certificate representing such share of Class B Common Stock to be converted by the record holder thereof at any time during normal business hours at the principal executive offices of the Corporation or, if an agent for the registration of the transfer of shares of Class A Common Stock is then duly appointed and acting (the "Transfer Agent"), then at the office of the Transfer Agent, accompanied by a written notice of the election by the record holder thereof to convert, and (if so required by the Corporation or the Transfer Agent) by instruments of transfer, in form satisfactory to the Corporation or the Transfer Agent. A conversion shall be deemed to have occurred at the close of business on the date when the Corporation or the Transfer Agent has received the prescribed written notice, the required certificate or certificates and any such instruments of transfer; provided, however, that any such conversions within five (5) business days after the Effective Time shall be deemed to have occurred at the time the Corporation or Transfer Agent, as applicable, receives all such documentation in proper form. The Corporation or the Transfer Agent shall deliver a certificate or certificates representing the shares of Class A Common Stock issuable upon such conversion to the record holder requesting such conversion as soon as practicable thereafter. Any such conversion shall be made without charge for any stamp or similar tax in respect of the issuance of the certificate or certificates for the shares of Class A Common Stock issued in connection with such conversion, unless such certificate or certificates are to be issued in a name other than that of the record holder of the share or shares of Class B Common Stock converted, in which case such record holder shall pay to the Corporation or the Transfer Agent the amount of any stamp or similar tax which may be payable in respect of any transfer involved in such conversion.

  (b) The Corporation shall not be required to convert Class B Common Stock and no surrender of Class B Common Stock shall be effective for that purpose while the stock transfer books of the Corporation are closed for any purpose; but the valid presentation of Class B Common Stock for conversion during any period such books are so closed shall become effective for conversion immediately upon the re-opening of such books, as if the conversion had been made on the date such Class B Common Stock was surrendered.

  (c) The Corporation covenants that it will at all times reserve and keep available, solely for the purpose of issuance upon conversion of the outstanding shares of Class B Common Stock, such number of shares of Class A Common Stock as shall be issuable upon the conversion of all such outstanding shares, provided that nothing contained herein shall be construed to preclude the Corporation from satisfying its obligations in respect of the conversion of the outstanding shares of Class B Common Stock by delivery of shares of Class A Common Stock which are held in the treasury of the Corporation. The Corporation covenants that if any shares of Class A Common Stock required to be reserved for purposes of conversion hereunder require registration with or approval of any governmental authority under any federal or state law before such shares of Class A Common Stock may be issued upon conversion, the Corporation will use its best efforts to cause such shares to be duly registered or approved, as the case may be. The Corporation will endeavor to list the shares of Class A Common Stock required to be delivered upon conversion prior to such delivery upon each national securities exchange or listing service, if any, upon which the outstanding Class A Common Stock is listed at the time of such delivery. The Corporation covenants that all shares of Class A Common Stock which shall be issued upon conversion of the shares of Class B Common Stock, will, upon issuance, be fully paid and non-assessable and not entitled to any preemptive rights.

  (d) At such time as the total number of shares of Class B Common Stock issued and outstanding shall constitute less than five percent (5%) of the aggregate number of shares of Class A Common Stock and Class B Common Stock issued and outstanding, all of the outstanding shares of Class B Common Stock shall be automatically converted (without any further act) into an equal number of shares of Class A Common Stock pursuant to the terms of this Section A.2. Such conversion shall be deemed to be effective at such time, regardless of whether
the certificate or   certificates for such outstanding shares of Class B Common
Stock shall have been duly surrendered for conversion.

  (e) All shares of Class B Common Stock converted pursuant to this Section A.2 shall thereupon be retired and revert to the status of authorized and unissued shares, and may not be reissued except as provided in Section A.3 or A.4 of this Article Fourth.

  3.  Further Issuance and Authorization of Class B Common Stock.

  Following the Effective Time, no additional shares of Class B Common Stock shall be issued or authorized without the affirmative vote of a majority of all votes entitled to be cast by the holders of the Class A Common Stock and Class B Common Stock, voting as separate classes, except as provided in Section A.4 of this Article Fourth.

  4.  Dividends.

  Dividends may be declared by the Board of Directors upon and paid to the holders of the Class A Common Stock and Class B Common Stock out of funds legally available therefor; provided, however, that such dividends, when, as and if declared and paid, shall be so declared and paid to such holders pro rata according to the number of shares of Class A Common Stock and Class B Common Stock held by each such holder (with the number of shares of outstanding Class A Common Stock and Class B Common Stock being aggregated and considered a single class for this purpose); and provided further, however, that no dividend or other distribution may be declared upon the Class A Common Stock, whether payable in cash or in shares of Class A Common Stock or otherwise, unless a comparable dividend shall be declared upon the Class B Common Stock and vice versa. If the dividend declared upon the Class A Common Stock is payable in shares of Class A Common Stock, the comparable dividend declared upon the Class B Common Stock shall be payable in shares of Class B Common Stock, and vice versa. No dividend declared on shares of Class A Common Stock shall be payable in shares of Class B Common Stock, and vice versa.

  5.  Stock Splits and Other Transactions.

  Shares of Class A Common Stock or Class B Common Stock may not be split up, subdivided, combined or reclassified, unless at the same time the shares of such other class are proportionately so split up, subdivided, combined or reclassified in a manner which maintains the same proportionate equity ownership (i.e., the same proportion of shares of Class A Common Stock and Class B Common Stock held by each class) between the holders of Class A Common Stock and Class B Common Stock as comprised on the record date for any such transaction.

  6.  Liquidation Rights.

  In the event of a liquidation or dissolution of the Corporation, or a winding up of its affairs, whether voluntary or involuntary, or a merger or consolidation of the Corporation, after payment or provision for payment of the debts or liabilities of the Corporation and the amounts to which holders of Preferred Stock, if any, may be entitled, holders of Class A Common Stock and Class B Common Stock shall be entitled to share ratably as one class for this purpose (i.e., an equal amount of assets for each share of either Class A Common Stock or Class B Common Stock) in the remaining assets of the Corporation.

  7.  Restriction on Transfer of Class B Common Stock.

  (a) No person holding shares of Class B Common Stock of record (hereinafter called a "Class B Holder") may transfer, and the Corporation shall not register the transfer of, such shares of Class B Common Stock, whether by sale, assignment, gift, bequest, appointment or otherwise, except to a Permitted Transferee (as hereinafter defined). A Permitted Transferee shall mean, with respect to each person from time to time shown as the record holder of shares of Class B Common Stock, as follows:

  (i) In the case of a Class B Holder who is a natural person, a Permitted Transferee shall mean:

  (A) The spouse of such Class B Holder, any lineal descendant of a grandparent of such Class B Holder, and any spouse of such lineal descendant (which lineal descendants, their spouses, the Class B Holder, and his or her spouse are herein collectively referred to as the "Class B Holder's Family Members");

  (B) The trustee of a trust for the benefit of such Class B Holder and/or one or more of his or her Permitted Transferees described in each subclause of this clause (i) other than this subclause (B), provided that such trust may also grant a general or special power of appointment to one or more of such Class B Holder's Family Members and may permit trust assets to be used to pay taxes, legacies and other obligations of the trust or of the estates of one or more of such Class B
Holder's Family Members payable by reason of the death of any of such Family Members;

  (C) A corporation of which all of the beneficial ownership of outstanding capital stock entitled to vote for the election of directors is owned by, or a partnership of which all of the beneficial ownership of the partnership interests entitled to participate in the management of the partnership are held by, the Class B Holder or his or her Permitted Transferees determined under this clause (i), provided that if by reason of any change in the ownership of such stock or partnership interests, such corporation or partnership would no longer qualify as a Permitted Transferee, all shares of Class B Common Stock then held by such corporation or partnership shall, upon the election of the Corporation given by written notice to such corporation or partnership, without further act on anyone's part, be converted into shares of Class A Common Stock effective upon the date of the giving of such notice, and stock certificates formerly representing such shares of Class B Common Stock shall thereupon and thereafter be deemed to represent the like number of shares of Class A Common Stock;

  (D)  The estate of such Class B Holder; and

  (E) The trustee or trustees of a voting trust established by one or more Class B Holders and/or one or more of his or her Permitted Transferees described in each subclause of this clause (i) other than this subclause (E).

  (ii) In the case of a Class B Holder holding the shares of Class B Common Stock in question as trustee pursuant to a trust (including a voting trust) other than an irrevocable trust as provided in subsection (iii) below, "Permitted Transferee" means (A) any person who originally transferred such Class B Common Stock to such trust and (B) any Permitted Transferee of any such transferor determined pursuant to clause (i) above.

  (iii) In the case of a Class B Holder holding the shares of Class B Common Stock in question as trustee pursuant to a trust which is irrevocable, "Permitted Transferee" means (A) any person to whom or for whose benefit principal may be distributed either during or at the end of the term of such trust whether by power of appointment or otherwise and (B) any Permitted Transferee of any such person determined pursuant to clause (i) above.

      (iv) In the case of a Class B Holder which is a corporation or partnership holding record and beneficial ownership of the shares of Class B Common Stock in question, "Permitted Transferee" means (a) any person transferring such shares of Class B Common Stock to such corporation or partnership and (b) any Permitted Transferee of any such transferor determined pursuant to clause (i) above.

  (v) In the case of a Class B Holder which is the estate of a deceased Class B Holder, or which is the estate of a bankrupt or insolvent Class B Holder, which holds record and beneficial ownership of the shares of Class B Common Stock in question, "Permitted Transferee" means a Permitted Transferee of such deceased, bankrupt or insolvent Class B Holder as determined pursuant to clause (i), (ii),
(iii) or (iv) above, as the case may be.

  (b) Notwithstanding anything to the contrary set forth herein, any Class B Holder may pledge such Holder's shares of Class B Common Stock to a pledgee pursuant to a bona fide pledge of such shares as collateral security for indebtedness due to the pledgee, provided that such shares shall not be transferred to, or registered in, the name of the pledgee and shall remain subject to the provisions of this Section A.7. In the event of foreclosure or other similar action by the pledgee, such pledged shares of Class B Common Stock may only be transferred to a Permitted Transferee of the pledgor or converted into shares of Class A Common Stock, as the pledgee may elect.

  (c)  For purposes of this Section A.7:

  (i) The relationship of any person that is derived by or through legal adoption shall be considered a natural one.
  (ii) Each joint owner of shares of Class B Common Stock shall be considered a "Class B Holder" of such shares.

  (iii) A minor for whom shares of Class B Common Stock are held pursuant to a Uniform Gifts to Minors Act or similar law shall be considered a Class B Holder of such shares.

  (iv) Unless otherwise specified, the term "person" means both natural persons and legal entities.

  (v) Without derogating from the election conferred upon the Corporation pursuant to subclause (C) of clause (i) above, each reference to a corporation shall include any successor corporation resulting from merger or consolidation; and each reference to a partnership shall include any successor partnership resulting from the death, admission or withdrawal of a partner.

  (d) Any transfer of shares of Class B Common Stock not permitted hereunder shall result in the automatic conversion of those shares of Class B Common Stock into an equal number of shares of Class A Common Stock without any further act, effective as of the date on which certificates representing such shares are presented for transfer on the books of the Corporation. The Corporation may, in connection with preparing a list of stockholders entitled to vote at any meeting of stockholders, or as a condition to the transfer or the registration of shares of Class B Common Stock on the Corporation's books, require the furnishing of such affidavits or other proof as it deems necessary to establish that any person is the beneficial owner of shares of Class B Common Stock or is a Permitted Transferee.

  (e) Shares of Class B Common Stock shall be registered in the names of the beneficial owners thereof and not in "street" or "nominee" name. For this purpose, a "beneficial owner" of any shares of Class B Common Stock shall mean a person who, or an entity which, possesses the power, either singly or jointly, to direct the voting or disposition of such shares (including any voting trustee under a voting trust). The Corporation shall note on the certificates for shares of Class B Common Stock the restrictions on transfer and registration of transfer imposed by this Section A.7 or otherwise.

B.  Preferred Stock.

  The Board of Directors is hereby authorized from time to time to provide by resolution for the issuance of shares of Preferred Stock in one or more series not exceeding the aggregate number of shares of Preferred Stock authorized by this Restated Certificate of Incorporation, as amended from time to time; and to determine with respect to each such series the designations, preferences and relative, participating, optional or other special rights, and the qualifications, limitations or restrictions appertaining thereto, including without limiting the generality of the foregoing, the voting rights appertaining to shares of Preferred Stock of any series (which may be applicable generally or only upon the happening and continuance of stated events or conditions), the rate of dividend to which holders of Preferred Stock of any series may be entitled (which may be cumulative or non-cumulative), the rights of holders of Preferred Stock of any series in the event of liquidation, dissolution or winding up of the affairs of the Corporation, and the rights (if any) of holders of Preferred Stock of any series to convert or exchange such shares of Preferred Stock of such series for shares of any other class of capital stock (including the determination of the price or prices or the rate or rates applicable to such rights to convert or exchange and the adjustment thereof, the time or times during which the right to convert or exchange shall be applicable and the time or times during which a particular price or rate shall be applicable); provided, however, that the Corporation shall not issue any shares of Preferred Stock carrying in excess of one vote per share or Preferred Stock convertible into Class B Common Stock without the prior approval of a majority in interest of the holders of the Class B Common Stock and the Class A Common Stock, voting as separate classes.

  Before the Corporation shall issue any shares of Preferred Stock of any series, a certificate setting forth a copy of the resolution or resolutions of the Board of Directors, fixing the powers, designations, preferences and relative, participating, optional or other rights, if any, and the qualifications, limitations and restrictions, if any, appertaining to the shares of Preferred Stock of such series, and the number of shares of Preferred Stock of such series authorized by the Board of Directors to be issued, shall be made under seal of the Corporation and signed by Chairman of the Board or the President or a Vice President and attested to by the Secretary or an Assistant Secretary and acknowledged by such Chairman of the Board or President or Vice President as provided by the laws of the State of Delaware and shall be filed and a copy thereof recorded in the manner prescribed by the laws of the State of Delaware.

  FIFTH: In furtherance of and not in limitation of powers conferred by statute, it is further provided:

1. The number of Directors shall be fixed in the manner provided in the By-laws of the Corporation.

  2.  Election of Directors need not be by written ballot.

  3. The Board of Directors is expressly authorized to adopt, amend or repeal the By-laws of the Corporation to the extent specified therein.

  SIXTH:  The Corporation is to have perpetual existence.

  SEVENTH: The private property of the stockholders shall not be subject to the payment of corporate debts to any extent whatever.

  EIGHTH: Whenever a compromise or arrangement is proposed between this Corporation and its creditors or any class of them and/or between this Corporation and its stockholders or any class of them, any court of equitable jurisdiction within the State of Delaware may, on the application in a summary way of this Corporation or of any creditor or stockholder thereof, or on the application of any receiver or receivers appointed for this Corporation under the provisions of Section 291 of Title 8 of the Delaware Code or on the application of trustees in dissolution or of any receiver or receivers appointed for this Corporation under the provisions of Section 279 of Title 8 of the Delaware Code order a meeting of the creditors or class of creditors, and/or of the stockholders or class of stockholders of this Corporation, as the case may be, to be summoned in such manner as the said court directs. If a majority in number representing three-fourths in value of the creditors or class of creditors, and/or of the stockholders or class of stockholders of this Corporation, as the case may be, agree to any compromise or arrangement and to any reorganization of this Corporation as consequence of such compromise or arrangement, the said compromise or arrangement and the said reorganization shall, if sanctioned by the court to which the said application has been made, be binding on all the creditors or class of creditors, and/or on all the stockholders or class of stockholders, of this Corporation, as the case may be, and also on this Corporation.

  NINTH: The Corporation reserves the right at any time and from time to time to amend, alter, change or repeal any provision contained in this Restated Certificate of Incorporation, and other provisions authorized by the laws of the State of Delaware at the time in effect may be added or inserted, in the manner now or hereafter prescribed by statute, and all rights, preferences and privileges of whatsoever nature conferred upon stockholders herein are granted subject to this reservation; provided, however, that the provisions of Articles Fourth and Ninth of this Restated Certificate of Incorporation shall not be modified, revised, altered, amended, repealed or rescinded, in whole or in part, except by the affirmative vote of the holders of a majority in interest of each class of the Corporation's outstanding capital stock entitled to vote generally in the election of the Directors, voting as separate classes.

  TENTH: No Director of the Corporation shall be personally liable to the Corporation or its stockholders for monetary damages for breach of fiduciary duty as a Director; provided, however, that the foregoing clause shall not apply to any liability of a Director (i) for any breach of the Director's duty of loyalty to the Corporation or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) under Section 174 of the General Corporation Law of the State of Delaware, or (iv) for any transaction from which the Director derived an improper personal benefit. This Article shall not eliminate or limit the liability of a Director for any act or omission occurring prior to the effective date of this Restated Certificate of Incorporation under the laws of the State of Delaware.

 IN WITNESS WHEREOF, the Corporation has caused its corporate seal to be hereto affixed and this Restated Certificate of Incorporation to be signed by its Chairman of the Board and attested by its Secretary this 28th day of August, 1986.

              WATTS INDUSTRIES, INC.


              By:
Timothy P. Horne, Chairman
                of the Board

ATTEST:


                                            Kenneth J. McAvoy, Secretary

[Corporate Seal]

CERTIFICATE OF AMENDMENT
OF
RESTATED CERTIFICATE OF INCORPORATION
OF
WATTS INDUSTRIES, INC.

 Watts Industries, Inc., a corporation organized and existing under the laws of the State of Delaware (the "Corporation"), does hereby certify as follows:
  1.  The name of the Corporation is Watts Industries, Inc.
  2. The first paragraph of Article FOURTH of the Restated Certificate of Incorporation of the Corporation is hereby amended and restated to read in its entirety as follows:

  FOURTH: The total number of shares of capital stock which the Corporation shall have authority to issue shall be fifty-eight million (58,000,000) shares, of which forty million (40,000,000) shall be Class A Common Stock, par value $.10 per share ("Class A Common Stock"), thirteen million (13,000,000) shall be Class B Common Stock, par value $.10 per share ("Class B Common Stock"), and five million (5,000,000) shall be Preferred Stock, par value $.10 per share, issuable in series ("Preferred Stock").

  3. At a meeting duly held on August 17, 1990 after notice duly given, the Board of Directors of the Corporation adopted resolutions declaring the advisability of the foregoing amendment and directing the officers of the Corporation to submit the amendment to the stockholders of the Corporation for their approval at its 1990 Annual Meeting of the stockholders or by written consent of the stockholders.

  4. The stockholders of the Corporation approved the foregoing amendment by the favorable votes of (i) the holders of a majority of the issued and outstanding shares of the Class A Common Stock of the Corporation and (ii) the holders of a majority of the issued and outstanding shares of the Class B Common Stock of the Corporation as required by Article 4 Section A.3 of the Company's Restated Certificate of Incorporation. No other class of securities of the Corporation is entitled to vote on the foregoing amendment.
  5. The amendment was duly adopted in accordance with Section 242 of the General Corporation Law of the State of Delaware.
  6. The capital of the Corporation will not be reduced under or by reason of the amendment.

  IN WITNESS WHEREOF, Watts Industries, Inc. has caused its corporate seal to be affixed and this Certificate to be signed on its behalf by Timothy P. Horne, Chairman of the Board and attested by Kenneth J. McAvoy, Secretary, and does hereby affirm that the facts stated therein are true, this 18th day of October, 1990.

ATTEST:            WATTS INDUSTRIES, INC.

[Corporate Seal]                    By: ______________________________
                 Timothy P. Horne
                 Chairman of the Board
______________________________
Kenneth J. McAvoy
Secretary

CERTIFICATE OF AMENDMENT
TO THE
RESTATED CERTIFICATE OF INCORPORATION
OF
WATTS INDUSTRIES, INC.


 Watts Industries, Inc., a corporation organized and existing under the General Corporation Law of the State of Delaware,

  DOES HEREBY CERTIFY:

 FIRST: That at a meeting of the Board of Directors of Watts Industries, Inc., resolutions were duly adopted setting forth a proposed amendment of the Restated Certificate of Incorporation of said corporation, declaring said amendment to be advisable and placing said amendment on the agenda of the next annual meeting of the stockholders of said corporation for consideration thereof. The resolution setting forth the proposed amendment is as follows:

  RESOLVED, that the Restated Certificate of Incorporation of this corporation be amended by changing Section A.7 of the Article thereof numbered "FOURTH" so that, as amended, said Section A.7 shall be and read as follows:

  7.  Restriction on Transfer of Class B Common Stock.

  (a) No person holding shares of Class B Common Stock of record (hereinafter called a "Class B Holder") may transfer, and the Corporation shall not register the transfer of, such shares of Class B Common Stock, whether by sale, assignment, gift, bequest, appointment or otherwise, except to a Permitted Transferee (as hereinafter defined). A Permitted Transferee shall mean, with respect to each person from time to time shown as the record holder of shares of Class B Common Stock, as follows:

  (i) In the case of a Class B Holder who is a natural person, a Permitted Transferee shall mean:

  (A) The spouse of such Class B Holder, any lineal descendant of a grandparent of such Class B Holder, and any spouse of such lineal descendant (which lineal descendants, their spouses, the Class B Holder, and his or her spouse are herein collectively referred to as the "Class B Holder's Family Members");

        (B) The trustee or trustees of a trust for the benefit of such Class B Holder and/or one or more of his or her Permitted Transferees described in any subclause of this clause (i) other than this subclause (B), provided that such trust may also grant a general or special power of appointment to one or more of such Class B Holder's Family Members and may permit trust assets to be used to pay taxes, legacies and other obligations of the trust or of the estates of one or more of such Class B Holder's Family Members payable by reason of the death of any of such Family Members;

  (C) A corporation of which all of the beneficial ownership of outstanding capital stock entitled to vote for the election of directors is owned by, or a partnership of which all of the beneficial ownership of the partnership interests entitled to participate in the management of the partnership are held by, the Class B Holder or his or her Permitted Transferees determined under this clause (i), provided that if by reason of any change in the ownership of such stock or partnership interests, such corporation or partnership would no longer qualify as a Permitted Transferee, all shares of Class B Common Stock then held by such corporation or partnership shall, upon the election of the Corporation given by written notice to such corporation or partnership, without further act on anyone's part, be converted into shares of Class A Common Stock effective upon the date of the giving of such notice, and stock certificates formerly representing such shares of Class B Common Stock shall thereupon and thereafter be deemed to represent the like number of shares of Class A Common Stock;

   (D) Any private charitable foundation, the trustee or trustees of any private charitable foundation (in the event such foundation is organized as a trust) or the trustee or trustees of any charitable remainder trust, which foundation or trust was established by one or more Class B Holders and/or one or more of his or her Permitted Transferees described in any subclause of this clause (i) other than this subclause (D);

  (E)  The estate of such Class B Holder; and

  (F) The trustee or trustees of a voting trust established by one or more Class B Holders and/or one or more of his or her Permitted Transferees described in any subclause of this clause (i) other than this subclause (F).

  (ii) In the case of a Class B Holder holding the shares of Class B Common Stock in question as trustee or trustees pursuant to a revocable trust (for this purpose, any voting trust and any trust that is revocable with the consent of the trustee shall be deemed to constitute a revocable trust), other than any charitable remainder trust, "Permitted Transferee" means (A) any person who originally transferred such shares of Class B Common Stock to such trust (or, in the event such transferor is a trust which has been revoked or dissolved, such transferor shall be deemed to be any original settlor or settlors of such trust) and (B) any Permitted Transferee of any such transferor determined pursuant to this Section A.7(a).

  (iii) In the case of a Class B Holder holding the shares of Class B Common Stock in question as trustee or trustees pursuant to a trust which is irrevocable, other than any charitable remainder trust, "Permitted Transferee" means (A) any person to whom or for whose benefit principal may be distributed either during or at the end of the term of such trust whether by power of appointment or otherwise and (B) any Permitted Transferee of any such person determined pursuant to this Section A.7(a).

  (iv) In the case of a Class B Holder holding the shares of Class B Common Stock in question as trustee or trustees pursuant to a charitable remainder trust, "Permitted Transferee" means (A) any person who originally transferred such shares of Class B Common Stock to such trust and (B) any Permitted Transferee of any such transferor determined pursuant to this Section A.7(a).

  (v) In the case of a Class B Holder which is a private charitable foundation, corporation or partnership holding record and beneficial ownership of the shares of Class B Common Stock in question, "Permitted Transferee" means (A) any person transferring such shares of Class B Common Stock to such private charitable foundation, corporation or partnership and (B) any Permitted Transferee of any such transferor determined pursuant to this Section A.7(a).

  (vi) In the case of a Class B Holder which is the estate of a deceased Class B Holder, or which is the estate of a bankrupt or insolvent Class B Holder, which holds record and beneficial ownership of the shares of Class B Common Stock in question, "Permitted Transferee" means a Permitted Transferee of such deceased, bankrupt or insolvent Class B Holder as determined pursuant to this Section A.7(a).

For purposes of applying the provisions of this Section A.7(a) in connection with any transfer of shares of Class B Common Stock, (i) any Permitted Transferee of a person who is deceased or otherwise no longer in existence shall be determined as if such person were then living or otherwise in existence (except as contemplated in clause (ii)(A) of this Section A.7(a)) and (ii) determination of the Permitted Transferees of any person may be made by successive applications of any of the provisions of this Section A.7(a) as provided herein (as in the case, for example, of a determination of the Permitted Transferees of a trust involving analysis of the original transferor to such trust and the Permitted Transferees of such transferor).

  (b) Notwithstanding anything to the contrary set forth herein, any Class B Holder may pledge such Holder's shares of Class B Common Stock to a pledgee pursuant to a bona fide pledge of such shares as collateral security for indebtedness due to the pledgee, provided that such shares shall not be transferred to, or registered in, the name of the pledgee and shall remain subject to the provisions of this Section A.7. In the event of foreclosure or other similar action by the pledgee, such pledged shares of Class B Common Stock may only be transferred to a Permitted Transferee of the pledgor or converted into shares of Class A Common Stock, as the pledgee may elect.

  (c)  For purposes of this Section A.7:

  (i) The relationship of any person that is derived by or through legal adoption shall be considered a natural one.

  (ii) Each joint owner of shares of Class B Common Stock shall be considered a "Class B Holder" of such shares.

  (iii) A minor for whom shares of Class B Common Stock are held pursuant to a Uniform Gifts to Minors Act or similar law shall be considered a Class B Holder of such shares.

  (iv) Unless otherwise specified, the term "person" means both natural persons and legal entities.

  (v) The term "Class B Common Stock" shall be deemed to include any securities of the Corporation or its predecessors in respect of which Class B Common Stock was issued.

(vi) Without derogating from the election conferred upon the Corporation pursuant to subclause (C) of clause (i) above, each reference to a corporation shall include any successor corporation resulting from merger or consolidation; and each reference to a partnership shall include any successor partnership resulting from the death, admission or withdrawal of a partner.

  (d) Any transfer of shares of Class B Common Stock not permitted hereunder shall result in the automatic conversion of those shares of Class B Common Stock into an equal number of shares of Class A Common Stock without any further act, effective as of the date on which certificates representing such shares are presented for transfer on the books of the Corporation. The Corporation may, in connection with preparing a list of stockholders entitled to vote at any meeting of stockholders, or as a condition to the transfer or the registration of shares of Class B Common Stock on the Corporation's books, require the furnishing of such affidavits or other proof as it deems necessary to establish that any person is the beneficial owner of shares of Class B Common Stock or is a Permitted Transferee.

  (e) Shares of Class B Common Stock shall be registered in the names of the beneficial owners thereof and not in "street" or "nominee" name. For this purpose, a "beneficial owner" of any shares of Class B Common Stock shall mean a person who, or an entity which, possesses the power, either singly or jointly, to direct the voting or disposition of such shares (including any voting trustee or trustees under a voting trust). The Corporation shall note on the certificates for shares of Class B Common Stock the restrictions on transfer and registration of transfer imposed by this Section A.7 or otherwise.


  SECOND: That thereafter, pursuant to resolution of its Board of Directors, the annual meeting of the stockholders of said corporation was duly called and held, upon notice in accordance with Section 222 of the General Corporation Law of the State of Delaware, at which meeting the necessary number of shares as required by statute were voted in favor of the amendment.

  THIRD: That said amendment was duly adopted in accordance with the provisions of Section 242 of the General Corporation Law of the State of Delaware.

 IN WITNESS WHEREOF, said Watts Industries, Inc. has caused this certificate to be signed by Charles W. Grigg, its President, and Kenneth J. McAvoy, its Secretary, this 15th day of October, 1991.



            By _______________________________
                Charles W. Grigg, President


ATTEST:



By ______________________________
    Kenneth J. McAvoy, Secretary






212390.c1

CERTIFICATE OF AMENDMENT

OF

RESTATED CERTIFICATE OF INCORPORATION

OF

WATTS INDUSTRIES, INC.

 Watts Industries, Inc., a corporation organized and existing under the laws of the State of Delaware (the "Corporation"), does hereby certify as follows:
  1.  The name of the Corporation is Watts Industries, Inc.
  2. The first paragraph of Article FOURTH of the Restated Certificate of Incorporation of the Corporation is hereby amended and restated to read in its entirety as follows:

FOURTH: The total number of shares of capital stock which the Corporation shall have authority to issue shall be one hundred ten million (110,000,000) shares, of which eighty million (80,000,000) shall be Class A Common Stock, par value $.10 per share ("Class A Common Stock"), twenty-five million (25,000,000) shall be Class B Common Stock, par value $.10 per share ("Class B Common Stock"), and five million (5,000,000) shall be Preferred Stock, par value $.10 per share, issuable in series ("Preferred Stock").

  3. At a meeting duly held on August 9, 1994 after notice duly given, the Board of Directors of the Corporation adopted resolutions declaring the advisability of the foregoing amendment and directed the officers of the Corporation to submit the amendment to the stockholders of the Corporation for their approval at its 1994 Annual Meeting of the stockholders. The Annual Meeting was called and held upon notice in accordance with Section 222 of the General Corporation Law of the State of Delaware.

4. The stockholders of the Corporation approved the foregoing amendment by the favorable votes of (i) the holders of a majority of the issued and outstanding shares of the Class A Common Stock of the Corporation and (ii) the holders of a majority of the issued and outstanding shares of the Class B Common Stock of the Corporation as required by Article FOURTH Section A.3 and Article NINTH of the Corporation's Restated Certificate of Incorporation. No other class of securities of the Corporation is entitled to vote on the foregoing amendment.
  5. The amendment was duly adopted in accordance with Section 242 of the General Corporation Law of the State of Delaware.
  6. The capital of the Corporation will not be reduced under or by reason of the amendment.
 IN WITNESS WHEREOF, Watts Industries, Inc. has caused its corporate seal to be affixed and this Certificate to be signed on its behalf by Timothy P. Horne, Chairman of the Board and attested by Kenneth J. McAvoy, Secretary, and does hereby affirm that the facts stated therein are true, this 18th day of October, 1994.

ATTEST:            WATTS INDUSTRIES, INC.

[Corporate Seal]

              By: ________________________
                    Timothy P. Horne
                    Chairman of the Board
_____________________________
Kenneth J. McAvoy
Secretary

Exhibit 9.2


AMENDMENT TO VOTING TRUST AGREEMENT


WHEREAS, Timothy P. Horne and Frederic B. Horne are trustees (the "Trustees") under the Horne Family Voting Trust Agreement - 1991 dated as of October 31, 1991 (the "Agreement"); and

WHEREAS, Timothy P. Horne has, effective as of the date hereof, gifted to each of Tara V. Horne and Judith Rae Horne, as Trustee of The Tiffany Rae Horne Trust
- 1984 a portion of his Voting Trust Certificates issued under the Agreement; and WHEREAS, the Trustees desire to amend Schedule A to the Agreement ]\ to reflect such gifts.

NOW, THEREFORE, the parties do hereby agree as follows:

 1. Schedule A to the Agreement is hereby amended and restated in its entirety to read as follows:

SCHEDULE A

Stockholder            No. of Shares*       Class B Cert. No.

Timothy P. Horne       2,751,220            126, 161

Frederic B. Horne      1,355,166            129, 159

George B. Horne        2,000,000            132, 158

Frederic B. Horne,
as Trustee of
 The Peter W.
 Horne Trust - 1976    1,285,840            156, 173

Timothy P. Horne,
as Trustee of
The Deborah Horne
 Trust - 1976          1,335,840            138, 157

Timothy P. Horne,
as Trustee of
The Daniel W. Horne
 Trust - 1980          1,335,840            134, 155

Tara V. Horne             50,000                 126

Judith Rae Horne, as Trustee of
The Tiffany Rae Horne
 Trust - 1984             50,000                 126


* As adjusted to reflect the two-for-one stock split effected by means of a stock dividend payable on March 15, 1994.

  2. Except as hereinabove provided, the parties ratify and confirm the Agreement in all respects.


The parties hereto have executed this Amendment to the Agreement in one or more counterparts under seal as of February 3, 1995.




                                   _______________________________
                                   Timothy P. Horne, as Trustee of
                                    the Horne Family Voting Trust - 1991



                                   _______________________________
                                   Frederic B. Horne, as Trustee of the Horne
                                     Family Voting Trust - 1991

Exhibit 10.6



                              WATTS INDUSTRIES, INC.
                                 RETIREMENT PLAN
                                      FOR
                               SALARIED EMPLOYEES

             (As Amended and Restated Effective as of January 1, 1994)


















                                                           December, 1994

                               TABLE OF CONTENTS

                                                              Page

INTRODUCTION                                                     i

ARTICLE I - DEFINITIONS

     1.01     Accumulated Contributions Account                  1
     1.02     Actuarial Equivalent                               1
     1.03     Actuary                                            2
     1.04     Affiliated Employer                                2
     1.05     Beneficiary                                        2
     1.06     Board of Directors                                 2
     1.07     Code                                               2
     1.08     Committee                                          3
     1.09     Compensation                                       3
     1.10     Contingent Annuitant                               3
     1.11     Covered Compensation                               4
     1.12     Disqualifying Break in Service                     4
     1.13     Effective Date                                     4
     1.14     Eligible Employee                                  4
     1.15     Employee                                           4
     1.16     Employer                                           5
     1.17     ERISA                                              5
     1.18     Fiduciary                                          5
     1.19     Final Average Compensation                         5
     1.20     Highly Compensated Employee                        5
     1.21     Limitation Year                                    7
     1.22     Maximum Offset Allowance                           8
     1.23     Normal Retirement Age                              8
     1.24     Participant                                        8
     1.25     Plan                                               8
     1.26     Plan Administrator                                 8
     1.27     Plan Year                                          9
     1.28     Prior Plan                                         9
     1.29     Retired Participant                                9
     1.30     Social Security Benefit                            9
     1.31     Social Security Compensation                      10
     1.32     Social Security Retirement Age                    10
     1.33     Social Security Taxable Wage Base                 10
     1.34     Sponsoring Employer                               10
     1.35     Terminated Participant                            10
     1.36     Trust                                             10
     1.37     Trust Fund                                        11
     1.38     Trustee                                           11

ARTICLE 2 - SERVICE

                                                         Page
     2.01     Service Prior to January 1, 1985             12
     2.02     Hour of Service Defined                      12
     2.021    Break in Service Defined On and After
               January 1, 1985                             13
     2.022    Crediting of Service On and After
               January 1, 1985                             14
     2.023    Recrediting of Service Upon Reemployment     14
     2.03     Hour of Service Defined                      14
     2.04     Benefit Service Prior to January 1, 1985     15
     2.05     Benefit Service On or After January 1, 1985  15

ARTICLE 3 - PARTICIPATION
     3.01     Participation Requirements                   17
     3.02     Years of Service                             19
     3.03     Participation upon Re-employment             20

ARTICLE 4 - RETIREMENT DATES

     4.01     Normal Retirement Date                       23
     4.02     Early Retirement Date                        23
     4.03     Deferred Retirement Date                     23

ARTICLE 5 - RETIREMENT BENEFITS

     5.01     Form of Normal Retirement Benefit            24
     5.02     Spouse Joint and Survivor Annuity            24
     5.021    Amount of Spouse Joint and Survivor Annuity  24
     5.022    Election Out of Spouse Joint and
                Survivor Annuity                           24
     5.023    Information Furnished to Participant         25
     5.024    Spousal Consent Required                     26
     5.03     Amount of Normal Retirement Benefit          26
     5.031    Minimum Benefit for Participants
               on January 1, 1979                          30
     5.032    Accrued Normal Retirement Benefit            31
     5.04     Maximum Retirement Benefits                  31
     5.041    Limitation Applicable to Defined
               Contribution Plan Participants              35
     5.042    Affiliated Employees                         37
     5.05     Early Retirement Benefit                     38
     5.051    Social Security Option                       38
     5.06     Deferred Retirement Benefit                  39
     5.07     Suspension of Benefit Distributions          40
     5.08     Non-Duplication of Benefits                  42
     5.09     Retirement Prior to January 1, 1985          42
     5.10     Participants who Attained Normal Retirement
              Age or Who Retired Prior to January 1, 1986  42

                                                    Page
     5.11     Disability Retirement Benefit for
               Certain Participants Who
               Participated in the Pension Plan
               for Salaried Employees of Spence
               Engineering Company, Inc. on
               December 31, 1991                      42

ARTICLE 6 - TERMINATION OF SERVICE

     6.01     Requirements for Vested Benefits        44
     6.02     Vested Benefits                         44
     6.021    Computation of a Vested Benefit         44
     6.022    Early Commencement of a Vested Benefit  45

ARTICLE 7 - DEATH OF PARTICIPANT

     7.01     Death Prior to Retirement               46
     7.02     Surviving Spouse Benefit                46
     7.03     Amount of Surviving Spouse Benefit      46
     7.04     Death After Commencement of Benefits
               or Normal Retirement Age               48

ARTICLE 8 - OPTIONAL FORMS OF BENEFIT

     8.01     Time for Election                       49
     8.02     Contingent Annuitant Option             49
     8.03     Ten Year Certain Life Annuity Option    49
     8.04     Five Year Certain Life Annuity Option   50
     8.05     Refund of Accumulated Contribution
               Account                                50
     8.06     When Option Effective                   51
     8.07     Beneficiary                             52
     8.08     Limitation of Election of Option        52
     8.09     Spousal Consent Requirement             52

ARTICLE 9 - CHANGE IN STATUS AND TRANSFER

     9.01     Change in Status from Eligible
               Employee to Non-Eligible Employee      53
     9.02     Change in Status from Non-Eligible
                Employee to Eligible Employe          53
     9.021    Non-Duplication of Benefits             53
     9.03     Transfer in Employment                  54
     9.031    Employment with an Affiliated Employer  54*
     9.04     Employment with Watts Fluidair Co       54
     9.05     Employment with Spence Engineering
               Company, Inc.                          55

ARTICLE 10 - ADMINISTRATION
                                                    Page
     10.01     Allocation of Responsibility
               Among Fiduciaries for Plan and Trust
               Administration                         56
     10.02     Indemnification                        56
     10.03     Appointment of Committee               57
     10.04     Records and Reports                    57
     10.05     Other Committee Powers and Duties      58
     10.06     Rules and Decisions                    59
     10.07     Committee Procedures                   59
     10.08     Authorization of Benefit Payments      60
     10.09     Application and Forms for Payment      60
     10.10     Claims Procedure                       60
     10.11     Appeal and Review Procedure            61
     10.12     Evidence                               61

ARTICLE 11 - FUNDING OF THE PLAN

     11.01     Medium of Funding                      62
     11.02     Contributions                          62
     11.03     Fund to be for the Exclusive Benefit
                of Participants                       62
     11.04     Forfeitures                            62
     11.05     Interests of Participants in
                 Trust Fund                           62
     11.06     Payment of Expenses                    62

ARTICLE 12 - PAYMENT OF RETIREMENT BENEFITS

     12.01     Payment of Small Amounts               64
     12.02     Deemed Distribution                    64
     12.03     Payments for Incapacitated Persons     64
     12.04     Spendthrift                            65
     12.05     Payment Under Qualified Domestic
                Relations Orders                      65
     12.06     Latest Commencement of Benefits        65
     12.07     Commencement of Benefits Prior to
                Normal Retirement Age                 66
     12.08     Distribution of Benefits Beginning
                Before Death and After Death          67
     12.09     Direct Rollover Distributions          67

ARTICLE 13 - AMENDMENTS TO OR TERMINATION OF THE PLAN

     13.01     Rights of the Employer to Amend
               or Terminate                           70
     13.02     Termination of the Plan                70
     13.03     Limitations on Benefits Upon
                Termination                           71
     13.04     Allocation of Assets                   71
     13.05     Distribution Media                     73

ARTICLE 14 - DISTRIBUTION LIMITATIONS AND EARLY TERMINATION PROVISIONS
     14.01     Distribution Limitations               74
     14.02     Early Termination Provisions           76

ARTICLE 15 - TOP-HEAVY PROVISIONS

     15.01     Article Controls                       79
     15.02     Definitions                            79
     15.03     Top-Heavy Status                       83
     15.04     Termination of Top-Heavy Status        86

ARTICLE 16 - MISCELLANEOUS

     16.01     Rights Against the Employer            87
     16.02     Return of Contributions                87
     16.03     Merger                                 88
     16.04     Leased Employees                       88
     16.05     Applicable Law                         89
     16.06     Headings                               89
     16.07     Gender and Number                      89



91497\salpd.t3

                          INTRODUCTION


The Watts Industries, Inc. Retirement Plan for Salaried Employees, previously known as the Watts Regulator Co. Retirement Plan for Salaried Employees, (hereinafter the "Plan") was established, effective January 1, 1985, as a successor to and a continuation of the Retirement Plan for Salaried Employees of the Watts Regulator Co. and the Retirement Plan for Employees of the Webster Foundry Division (hereinafter "the Prior Plans").

Effective December 31, 1991, the Pension Plan for Employees of Spence Engineering Company, Inc. (hereinafter the "Spence Plan") merged into the Plan with all assets and liabilities of the Spence Plan becoming assets and liabilities of the Plan;

Effective October 1, 1993, the Henry Pratt Company Retirement Plan for Salaried Employees (hereinafter the "Henry Pratt Plan") merged into the Plan with all assets and liabilities of the Henry Pratt Plan becoming assets and liabilities of the Plan;

Watts Industries, Inc. (hereinafter the "Sponsoring Employer") is hereby amending and restating the Plan, as hereinafter set forth, unless specifically stated otherwise, effective January 1, 1994 to comply with the Tax Reform Act of 1986, the Omnibus Budget Reconciliation Acts of 1986, 1987, 1989 and 1993, the Technical and Miscellaneous Revenue Act of 1988, and the Unemployment Compensation Amendments of 1992.

It is the intention of the Employer that the Plan as herein amended and restated shall continue to be recognized as a qualified pension plan under Sections 401(a) and 501(a) of the Internal Revenue Code. The provisions of the Plan as set forth in this Plan document shall apply only to an Eligible Employee who terminates employment on or after the effective date of a provision as set forth herein. The rights and benefits, if any, of an Employee who terminated employment prior to the effective date of a provision as set forth herein shall be determined in accordance with the provisions of the Plan as in effect on the date his employment terminated.

     ARTICLE I - DEFINITIONS


The following words and phrases shall be defined as stated unless a different meaning is plainly required by the context:

1.01 "Accumulated Contributions Account" means (i) the sum of the amounts, if any, contributed prior to January 1, 1987 by the Participant to the Pension Plan for Employees of Spence Engineering Company, plus (ii) 5% interest per year through December 31, 1987 and at the rate(s) provided under Section 411(c)(2)(C)(iii) of the Code from January 1, 1988 to the first day of the calendar month coincident with or immediately following the date of withdrawal or the date of benefit commencement.

1.02 "Actuarial Equivalent" or any term of similar import, wherever used in the Plan, means a benefit of equivalent value determined as follows:

     (a) For purposes of Section 5.04 and Section 15.02(e), Actuarial Equivalents will be determined using a 5% interest rate and the UP-1984 Mortality Table for employees and the UP-1984 Mortality Table set back three years for beneficiaries;

     (b)     For purposes of Section 5.021, 5.051, 8.01, 8.02, 8.03, 8.05 except with respect to lump sum payments, and 15.03(b), Actuarial Equivalents will be calculated using a 7% interest rate and the UP-1984 Mortality Table for employees and the UP-1984 Mortality Table set back three years for beneficiaries;

     (c) For purposes of Section 8.05 with respect to lump sum payments, Actuarial Equivalents shall be determined as under (b) above, except that the interest rate for immediate annuities set by the Pension Benefit Guaranty Corporation for the month of payment will be used;

     (d) For purposes of Section 12.01, Actuarial Equivalents will be determined under (b) above, except that the interest rate for immediate annuities set by the Pension Benefit Guaranty Corporation for the month of payment for lump sum payments, will be used;

     (e) For purposes of Article 13 and Section 14.02(iv), Actuarial Equivalents will be determined as specified in regulations promulgated by the Pension Benefit Guaranty Corporation.

1.03 "Actuary" means the actuarial consultant or actuarial consultants designated from time to time to make actuarial computations in connection with the Plan.

1.04 "Affiliated Employer" means any of the following (other than the Employer):

     (a) Any corporation which is a member of a controlled group of corporations which includes the Employer, determined under the provisions of
Section 414(b) of the Code;

     (b) Any trade or business which is under common control (as defined in Section 414(c) of the Code) with the Employer;

     (c) Any organization which is a member of an affiliated service group (as defined in Section 414(m) of the Code) which includes the Employer; and

     (d) Any other entity required to be aggregated with the Employer pursuant to regulations under Section 414(o) of the Code.

     A corporation, trade or business or member of an affiliated service group shall be treated as an Affiliated Employer only while it is a member of the controlled group.

1.05 "Beneficiary" means any person other than a Contingent Annuitant entitled to receive any death benefits payable upon the death of the Participant.

1.06 "Board of Directors" or "Board" means the Board of Directors of Watts Industries, Inc. or any successor thereto.

1.07 "Code" means the Internal Revenue Code of 1986, as amended from time to time. Reference to a specific provision of the Code shall include such provision, any valid regulation or ruling promulgated thereunder, and any provision of future law that amends, supplements, or supersedes such provision.

1.08 "Committee" means the Pension Plan Committee appointed to administer the Plan as set forth in Article 10.

1.09 "Compensation" shall mean the total compensation payable to an Employee by the Employer and reportable to the Federal Government for income tax purposes on Form W-2, or any form prescribed by the Internal Revenue Service to take its place, excluding stock option rights.

     Compensation also includes contributions made on behalf of an Employee by the Employer pursuant to a salary deferral agreement under Section 401(k) of the Code and/or a salary reduction agreement pursuant to a cafeteria plan established under Section 125 of the Code.

     In no event shall a Participant's Compensation taken into account under the Plan for any Plan Year exceed $200,000 ($150,000 for Plan Years commencing on or after January 1, 1994) or such other amount as the Secretary of the Treasury may determine for such Plan Year in accordance with Section 401(a)(17) of the Code. Any change in the dollar amount set forth above as adjusted by the Secretary of the Treasury in accordance with Section 401(a)(17) of the Code shall apply only to Compensation taken into account for Plan Years beginning with the Plan Year in which such change is effective (with the first such adjustment being effective January 1, 1990).
     In determining the Compensation of a Participant for purposes of this dollar limitation, the rules of Section 414(q)(6) of the Code shall apply, except that in applying such rules, the term "family" shall include only the Spouse of the Participant and any lineal descendants of the Participant who have not attained age 19 before the close of such year. If, as a result of applying such rules, the dollar limitation is exceeded, the limitation shall be prorated among the affected family members in proportion to eachsuch individual's Compensation as determined under this Section before application of the dollar limitation.

1.10 "Contingent Annuitant" means the person designated by the Participant to receive a benefit under the Contingent Annuitant Option following the death of the Participant in accordance with Article 8.

1.11 "Covered Compensation" means, for any Plan Year, the average (without indexing) of the Social Security Taxable Wage Bases in effect at the beginning of the Plan Year under Section 230 of the Social Security Act for each calendar year during the 35-year period ending with the last day of the calendar year in which the Participant attains or will attain his or her Social Security Retirement Age. In determining a Participant's Covered Compensation for a Plan Year, the Social Security Taxable Wage Base for the current Plan Year and any subsequent Plan Year shall be assumed to be the same as those in effect for the Plan Year for which the determination is being made. A Participant's Covered Compensation for any Plan Year after the 35-year period is the Participant's Covered Compensation for the Plan Year in which the Participant attained his or her Social Security Retirement Age.

     A Participant's Covered Compensation shall be automatically adjusted for each Plan Year in accordance with these rules.

1.12 "Disqualifying Break in Service" occurs when an Employee who has not met the requirements for a Vested Benefit under Section 6.02(a) at the commencement of a Break in Service incurs a Break in Service which equals or exceeds the greater of:

     (a)     Five years; or
     (b) The aggregate number of his years of Service which the Employee completed prior to his most recent Break in Service.

1.13 "Effective Date" means January 1, 1994 for this restated Plan. The original Effective Date of the Plan is January 1, 1985.
1.14 "Eligible Employee" means any person who is an Employee of the Employer and who is paid on a salaried basis, including any officer or director engaged in a capacity other than solely as a director. The term "Employee" shall not include any person employed by the Employer who is covered under a collective bargaining agreement which does not provide for this Plan, or any Employee who is a leased employee within the meaning of Section 414(n)(2) of the Code.

1.15     "Employee" means any person currently employed by the Employer or an
Affiliated      Employer. The term Employee also includes any leased employees
of the Employer or      an Affiliated Employer within the meaning of Section
414(n)(2) of the Code to the
     extent such employees are deemed to be "Employees" in accordance with the provisions of Section 16.04.

1.16 "Employer" means Watts Industries, Inc., or any successor thereto, and any other entity now or hereafter affiliated with Watts Industries, Inc. which adopts this Plan by vote of its Board and with the consent of Watts Industries, Inc. The term "Employer" also includes all of the foregoing as the context may require. As of January 1, 1994, the following entities affiliated with Watts Industries, Inc. have adopted the Plan and are therefore considered to be an
Employer: Watts Regulator Company, Spence Engineering Co., Inc., KF Industries, Inc., Leslie Controls, Inc., Rudolph Labranche, Inc., Watts Automatic Control Valve Company, Inc., Circle Seal Controls, Inc., Nicholson Steam Trap, Inc., James Jones Company, KF Sales Corp., Ancon U.S.A., Inc., and Henry Pratt Company.
1.17 "ERISA" means the Employee Retirement Income Security Act of 1974, as amended from time to time. Reference to a specific provision of ERISA shall include such provision, any valid regulation or filing promulgated thereunder, and any provision of future law that amends, supplements, or supersedes such provision.

1.18 "Fiduciary" means the Employer, the Committee, the Trustee, and/or other parties named as Fiduciaries pursuant to Section 10.1, but only with respect to the specific responsibilities of each for Plan and Trust administration, as described in Article 10.

1.19 "Final Average Compensation" means the average of the Employee's Compensation for the sixty (60) consecutive months during the last one hundred and twenty (120) months of his Service prior to his Normal Retirement Date (as defined in Section 4.01) for which he received the highest total Compensation. If a Participant has not completed at least sixty (60) months of Service with the Employer, his Final Average Compensation shall be the average of his Compensation during his period of Service with the Employer.

1.20 "Highly Compensated Employee" means, with respect to a Plan Year, any Employee who performs services for the Employer or an Affiliated Employer during the Determination Year and who, during the Look-Back Year:

     (a) Was a 5% owner (within the meaning of Section 416(i)(l)(B)(i) of the Code) at any time during such year;

     (b) Received compensation from the Employer or an Affiliated Employer in excess of $75,000 (as adjusted pursuant to Section 415(d) of the Code);

     (c) Received compensation from the Employer or an Affiliated Employer in excess of $50,000 (as adjusted pursuant to Section 415(d) of the Code) and was among the top 20% of Employees when ranked on the basis of compensation paid during the Look-Back Year, excluding however, Employees who:

 (i)     have less than six months of eligibility service;
 (ii)     are under age 21;
 (iii)     ordinarily work less than six months per year;
 (iv)     ordinarily work less than 17-1/2 hours per week;
 (v) are included in a unit of Employees covered by a collective bargaining agreement if 90% or more of the Employer's Employees are covered by collective bargaining agreements and the Plan covers only those Employees who are not covered by such agreements; or

 (d) Was an officer of the Employer or an Affiliated Employer and received compensation during the Look-Back Year of more than 50% of the dollar limitation in effect under Section 415(b)(1)(A) of the Code. No more than 50 Employees (or, if fewer, the greater of 3 Employees or 10% of the Employees) shall be treated as officers. If no officer has satisfied this requirement during the Look-Back Year, the highest paid officer for that year shall be treated as a Highly Compensated Employee.

Any Employee who during the Determination Year is either a 5% owner at any time during such year, or who (i) satisfies the requirements in paragraphs (b),
(c), or (d) above, or if no officer satisfies the requirements of paragraph (d) for that year, the highest paid officer for that year, and (ii) is among the top 100 Employees ranked by compensation for the Determination Year shall be treated as a Highly Compensated Employee.

The term Highly Compensated Employee shall also include any former Highly Compensated Employee who terminated employment with the Employer or an Affiliated Employer prior to the Determination Year, performs no services for the Employer or an Affiliated Employer during the Determination Year, and was a Highly Compensated Employee in either his or her year of termination of employment or in any Determination Year ending on or after his attainment of age 55.

If an Employee is, during a Determination Year or Look-Back Year, a member of the "family" (within the meaning of Section 414(q)(6)(B) of the Code) of a 5% owner or of one of the ten most Highly Compensated Employees when ranked on the basis of compensation paid during such year, then such individual shall not be treated as a separate Employee and any compensation received by such individual and any contribution or benefit of such individual shall be aggregated with the compensation and contribution or benefit of the 5% owner or Highly Compensated Employee.

For purposes of determining an Employee's compensation under this Section, compensation shall mean the Employee's Section 415 Compensation (as defined in Section 5.04(c)), but including any amounts contributed on behalf of the Employee by an Employer or Affiliated Employer pursuant to a salary deferral agreement under this Plan (or any other cash or deferred arrangement described in Section 401(k) of the Code), to any salary reduction agreement pursuant to a cafeteria plan established under Section 125 of the Code, or towards the purchase of an annuity described in Section 403(b) of the Code.

For purposes of this Section, "Look Back Year" means the period of twelve consecutive months immediately preceding the Determination Year. In determining the identity of a Highly Compensated Employee, the Committee may elect that the Look-Back Year shall be the calendar year ending with or within the Determination Year. Also for purposes of this Section, "Determination Year" means the Plan Year that is being tested for purposes of determining if an Employee is a Highly Compensated Employee.

1.21     "Limitation Year" means the calendar year.

1.22     "Maximum Offset Allowance" means:

 (a) at Social Security Retirement Age, (i), (ii) or (iii) below, whichever is applicable, (i) if a Participant's Social Security Retirement Age is 65, .0075 of his Social Security Compensation; (ii) if a Participant's Social Security Retirement Age is 66, .0068 of his Social Security Compensation; or
(iii) if a Participant's Social Security Retirement Age is 67 or higher, .00625 of his Social Security Compensation, multiplied by his years of Benefit Service (up to a maximum of 25 years).

 (b) at retirement other than at Social Security Retirement Age, the 3/4 of 1% factor shall be adjusted as required to comply with Section 401(1) of the Code and regulations thereunder.

Notwithstanding the foregoing, the Maximum Offset Allowance shall not exceed 1/2 of the benefit determined without regard to the offset, based on the lesser of Social Security Compensation or Final Average Compensation.

1.23     "Normal Retirement Age" means the Participant's age on the later of:
(a) the Participant's 65th birthday; or (b) the earlier of (i) five years of Service, or (ii) the fifth anniversary of the date on which the Participant began participation in the Plan, except with respect to a Participant who on December 31, 1991 was participating in the Spence Plan or who on October 1, 1993 was participating in the Henry Pratt Plan, the term "Normal Retirement Age" means the Participant's 65th birthday.

1.24 "Participant" means any Employee who has satisfied the eligibility requirements for participation in the Plan as set forth in Article 3 and is a Participant hereof.

1.25 "Plan" means the Watts Industries, Inc. Retirement Plan for Salaried Employees as described in this instrument and as it may be amended hereafter.

1.26 "Plan Administrator" means the Committee, notwithstanding the fact that certain administrative functions under or with respect to this Plan may have been delegated to any other person, persons, or entity.

1.27 "Plan Year" means the twelve-month period beginning on January 1 and ending on the following December 31.

1.28 "Prior Plan" means each or both, as the context may require, of the following: (a) the Retirement Plan for Salaried Employees of the Watts Regulator Co., and (b) the Retirement Plan for Employees of the Webster Foundry Division.

1.29 "Retired Participant" means a former Participant who has retired under the terms of the Plan and who has become eligible to receive benefits under the Plan.

1.30 "Social Security Benefit" means the primary insurance benefit payable annually to an Employee under Title II of the Social Security Act as in effect on the date he terminates his employment or on his Normal Retirement Date (as defined in Section 4.01), if earlier, computed without regard to any reduction or loss of benefits which may result due to other income, delay in making application or any other reason; provided, however, that in the case of an Employee who terminates his employment prior to his attainment of age sixty-five, his Social Security Benefit shall be computed in accordance with the following provisions:

     (a) If such Employee has satisfied the eligibility requirements for Early Retirement under Section 4.02 prior to his termination, his Social Security Benefit will be based on the assumption that he received no further compensation from his termination date until he reached age sixty-five;

     (b) If such Employee has not satisfied the requirements for Early Retirement under Section 4.02 prior to his termination, his Social Security Benefit will be based on the assumption that he remained in the Service of the Employer until he reached age sixty-five and that he continued to receive the same rate of compensation from the Employer as in effect on his termination date until he reached age sixty-five.

     The income used for purposes of computing a Participant's Social Security Benefit will be the portion of his annual Compensation which is treated as wages for purposes of the Social Security Act. The Participant's income earned prior to his first full year of employment as an Employee will be estimated by applying a 6% salary scale projected backwards from his first full year of employment with the Employer.

     In the event the Participant furnishes the Committee with documentation from the Social Security Administration of his actual salary history on a year-by-year basis, the Participant's Social Security Benefit will be adjusted accordingly. The Participant must make application to the Social Security Administration for such information during a reasonable period of time, but not longer than six (6) months after the later of (i) the date the Participant ceases working for the Company, and (ii) the date the Participant is notified of his benefit under this Plan. If a Participant's benefit is adjusted in accordance with this Section 1.30, the adjusted benefit will commence after the date the Participant furnishes to the Committee documentation of his actual salary history.

1.31 "Social Security Compensation" means the lesser of the Participant's Covered Compensation or the average of the Participant's Compensation in the three year period ending with the Plan Year of termination or retirement. In determining a Participant's Compensation for any such year, earnings in excess of the Social Security Taxable Wage Base in effect for each year shall be disregarded.

1.32     "Social Security Retirement Age" means:

     (a)     for persons born prior to 1938, age 65;
     (b)     for persons born in 1938 or later but prior to 1955, age 66; and
     (c)     for persons born in 1955 or later, age 67.

1.33 "Social Security Taxable Wage Base" means the contribution and benefit limit in effect under Section 230 of the Social Security Act on the first day of the Plan Year.

1.34 "Sponsoring Employer" means Watts Industries, Inc. or any successor thereto.

1.35 "Terminated Participant" means a former Participant who has ceased to be an Employee prior to his Normal Retirement Date (as defined in Section 4.01) for any reason other than death or retirement in accordance with the terms of the Plan.

1.36 "Trust" means the agreement between the Employer and the Trustee which constitutes part of this Plan, or any other Trust created by agreement between the Employer and a Trustee named therein which shall also constitute a part of this Plan, as the same may be amended from time to time.

1.37 "Trust Fund" or "Trust" means the Watts Industries, Inc. Master Trust, maintained in accordance with the terms of the agreement under which the Trust was established, as it may be amended from time to time.

1.38 "Trustee" means the person, persons, or entity named as Trustee, or any successor to that office.

     ARTICLE 2 - SERVICE


2.01     SERVICE PRIOR TO JANUARY 1, 1985

     With respect to employment prior to January 1, 1985, Service shall mean "Service" as defined under the Prior Plans.

2.02     SERVICE ON AND AFTER JANUARY 1, 1985

     With respect to employment on and after January 1, 1985, Service shall mean, for purposes of determining an Eligible Employee's eligibility to participate in the Plan and his eligibility to receive benefits under the Plan, an Eligible Employee's most recent period of employment with the Employer or Affiliated Employer prior to his Normal Retirement Date (as defined in Section 4.01) or date of other termination of Service, if earlier. If an Employee has a break in the continuity of his Service, his total period of Service shall be aggregated to the extent provided in Section 2.023. If an Employee terminates his Service but does not incur a Break in Service pursuant to Section 2.021, his total period of Service shall be aggregated. Service shall not be considered broken in the event of:

     (a) service with the Armed Forces of the United States of America, provided that the Employee returns to the active Service with the Employer or an Affiliated Employer prior to the termination of his reemployment rights under Federal laws;

     (b) authorized leave of absence not in excess of one year, due to sickness or other cause, approved by the Employer according to rules of uniform application to all Employees similarly situated; provided that such Employee returns to employment with the Employer at the expiration of such absence;

     (c)     illness or injury not in excess of one year;

     (d)     layoff not in excess of one year;

     (e) absence for any period during which a Participant is receiving disability benefits under the Employer's Long Term Disability Program, provided that such Participant is eligible for and is receiving disability benefits under Title II of the Social Security Act. Such Participant shall continue to accrue benefits under the Plan during the period of his Long Term Disability based on his annual Compensation immediately preceding the date of commencement of his disability. If a Participant's Long Term Disability continues until Normal Retirement Date (as defined in Section 4.01), his

Normal Retirement Benefit under the Plan shall commence as of such date in accordance with the normal form of benefit described in Section 5.01 or 5.02, whichever is applicable, or the optional retirement benefit, if elected by the Participant, as set forth in Article 8.

2.021     BREAK IN SERVICE DEFINED ON AND AFTER JANUARY 1, 1985

     Service shall be considered broken by the following, provided that Ser-vice will not be broken during any Plan Year in which an Employee completes more than 500 Hours of Service:

     (a)     voluntary quit;

     (b)     discharge;

     (c)     illness or injury in excess of one year;

     (d)     layoff in excess of one year;

     (e)     authorized leave of absence in excess of one year;

     (f) failure to return to the Service of the Employer upon the expiration of an authorized leave of absence; or within the period of time entitling an Employee to reemployment rights after discharge from the Armed Forces of the United States of America.

     For purposes of the Plan, a one year Break in Service shall be deemed to have occurred at the end of any Plan Year in which an Employee fails to accumulate more than 500 Hours of Service.

2.022     CREDITING OF SERVICE ON AND AFTER JANUARY 1, 1985

     An Employee must accumulate at least 1,000 Hours of Service in a Plan Year in order to be credited with a year of Service. In no event shall an Em-ployee be credited with any Service for any Plan Year in which he failed to accumulate at least 1,000 Hours of Service; provided, however, that if an Employee does not have 1,000 Hours of Service in a Plan Year because he either:

     (a) enters or, following a Break in Service, re-enters employment with the Employer after the first day of a Plan Year; or

     (b) terminates his employment, retires, or reaches Normal Retirement Date (as defined in section 4.01) prior to the end of a Plan Year,

     he shall be deemed to have accrued a partial year of Service for such Plan Year in the ratio that his Hours of Service for such year bears to 1,000.

2.023     RECREDITING OF SERVICE UPON REEMPLOYMENT

     If a Participant whose Service is broken is subsequently reemployed and he thereafter meets the definition of Eligible Employee and completes one year of Service, as provided in Section 3.03, his prior Service shall be reinstated as of his date of reemployment.

2.03     HOUR OF SERVICE DEFINED

     Hour of Service means:

     (a) Each hour for which an Employee is directly or indirectly paid or entitled to payment for the performance of duties for the Employer or an Affiliated Employer, such hours to be credited to the computation period in which the duties are performed;

     (b) Each hour for which an Employee is directly or indirectly paid or entitled to payment on account of a period of time during which no duties are performed for the Employer or an Affiliated Employer (irrespective of whether the employment relationship has terminated) due to vacation, holiday, illness, incapacity (including disability), lay-off, jury duty, military duty or leave of absence (but excluding any payments made or due under a plan maintained solely for the purpose of complying with workmen's compensation, unemployment compensation, or disability insurance laws); provided, however, that no more than 501 hours shall be credited to an Employee under this paragraph (b) on account of any single continuous period of absence;

     (c) Each hour, not credited under (a) or (b) above during any absence listed in Section 2.02, which does not break his Service, provided that the Employee retires or returns to the employ of the Employer or an Affiliated Employer upon the expiration of such absence;

     (d) Each hour not counted under paragraphs (a), (b), or (c) above for which back pay, irrespective of mitigation of damages, is awarded or agreed to by the Employer or an Affiliated Employer; such hours to be credited under the computation period to which the back pay award or agreement is applicable;

     (e) Hours credited under paragraphs (b) and (c) above shall be computed on the basis of the number of hours for which the Employee would have been compensated if he had continued to work his regular work schedule during his period of absence; provided, however, that in the case of hours credited under paragraph (b), such number of hours shall not be less than the number of hours the Employee would receive if such computation had been made in accordance with the provisions of Section 2530.200b-2(b) and (c) of the Labor Department Regulations which are incorporated herein by reference.

2.04     BENEFIT SERVICE PRIOR TO JANUARY 1, 1985

     With respect to employment prior to January 1, 1985, Benefit Service shall mean "Benefit Service" as defined in the Prior Plans.

2.05     BENEFIT SERVICE ON OR AFTER JANUARY 1, 1985

     With respect to employment on and after January 1, 1985, Benefit Service, for purposes of determining an Eligible Employee's benefit under the Plan, means his period of Service as an Eligible Employee with the Employer prior to his Normal Retirement Date (as defined in Section 4.01), excluding any Service prior to his twenty-first birthday; provided, however, that any Service during an unpaid absence from active employment due to military service shall be in-cluded in determining the Eligible Employee's Benefit Service only to the extent required by law.

     ARTICLE 3 - PARTICIPATION


3.01     PARTICIPATION REQUIREMENTS

     (a)     Subject to the provisions of paragraph (b) below:

               (i) Any Eligible Employee who was a Participant on December 31, 1993 shall continue to participate in the Plan as of January 1, 1994 in accordance with the provisions of this restated Plan.

               (ii) Any Eligible Employee who has both attained age 21 and completed at least one year of Service as of the Effective Date shall become a Participant on the Effective Date.

               (iii) Any other Eligible Employee shall become a Participant on the first day of the month coinciding with or next following the date on which he has both attained age 21 and completed at least one year of Service, provided he is then an Eligible employee.

     (b) Notwithstanding any provision in the Plan to the contrary, the following provisions shall apply:

               (i) Effective January 1, 1988, an Employee who performs an Hour of Service on or after January 1, 1988 and who was hired after attaining age 60 shall be eligible to participate in the Plan on the later of: January 1, 1988 or the first day of the month coinciding with or next following the date he has completed at least one year of Service. An Employee shall be credited with Service for the purposes of determining his eligibility to receive benefits and the amount of his benefit under the Plan from his date of employment (including Service earned prior to January 1, 1988).

               (ii) Effective January 1, 1987, a nonunion employee of James Jones Company on or after December 19, 1986 shall be eligible to join the Plan on the first day of the month coinciding with or next following the date on which he attains age 21 and completes one year of Service. Subject to the rules of the Plan, service with James Jones Company from the later of December 31, 1969 or date of hire by James Jones Company and prior to January 1, 1987 shall be recognized for vesting and eligibility purposes. Service for benefit accrual purposes shall begin on or after January 1, 1987.

               (iii) Effective January 1, 1989, an Eligible Employee of KF Industries, Inc., Leslie Controls, Inc., Rudolph LaBranche, Inc., or Watts Automatic Control Valve Company, Inc. shall be eligible to join the Plan on the first day of the month coinciding with or next following the date on which he attains age 21 and completes one year of Service. Subject to the rules of the Plan, service with KF Industries, Inc., Leslie Controls, Inc., Rudolph

LaBranche, Inc., or Watts Automatic Control Valve Company, Inc. prior to January 1, 1989 shall be recognized for vesting and eligibility purposes. Service for benefit accrual purposes shall begin on or after January 1, 1989.

               (iv) Effective July 19, 1990, an Eligible Employee of Nicholson Steam Trap, Inc. shall be eligible to join the Plan on the first day of the month coinciding with or next following the date on which he attains age 21 and completes one year of Service. Subject to the rules of Article II of the Plan, service with Nicholson Steam Trap, Inc. prior to July 19, 1990 shall be recognized for vesting and eligibility purposes. Service for benefit accrual purposes shall begin on or after July 19, 1990.

               (v) Effective September 7, 1990, an Eligible Employee of Circle Seal Controls, Inc. shall be eligible to join the Plan on the first day of the month coinciding with or next following the date on which he attains age 21 and completes one year of Service. Subject to the rules of the Plan, service with Circle Seal Controls, Inc. prior to September 7, 1990 shall be recognized for vesting and eligibility purposes. Service for benefit accrual purposes shall begin on or after September 7, 1990.

               (vi) Effective January 1, 1993, an Eligible Employee of Contromatics, Inc. shall be eligible to join the Plan on the first day of the month coinciding with or next following the date on which he attains age 21 and completes one year of Service. Subject to the rules of the Plan, service with Contromatics, Inc. prior to January 1, 1993 shall be recognized for vesting and eligibility purposes. Service for benefit accrual purposes shall begin on or after January 1, 1993.

               (vii) Effective December 31, 1991, an Eligible Employee of Spence Engineering Company, Inc. shall be eligible to join the Plan on the first day of the month coinciding with or next following the date on which he attains age 21 and completes one year of Service. Subject to the rules of the Plan, service with Spence Engineering Company, Inc. prior to January 1, 1992 shall be recognized for vesting and eligibility purposes. Service for benefit accrual purposes shall begin on or after January 1, 1992.

               (viii) Effective October 1, 1993 an Eligible Employee of Henry Pratt Company shall be eligible to join the Plan on the first day of the month coinciding with or next following the date on which he attains age 21 and completes one year of Service. Subject to the rules of the Plan, service with Henry Pratt Company prior to October 1, 1993 shall be recognized for vesting and eligibility purposes. Service for benefit accrual purposes shall begin on or after October 1, 1993.

3.02     YEARS OF SERVICE

     For purposes of this Article 3, an Employee shall be credited with one year of Service for each computation period (as herein defined) in which he completes at least 1,000 Hours of Service. Such computation period shall initially be the twelve-month period commencing with the Employee's date of employment or reemployment, if applicable. Subsequent computation periods shall be based on the Plan Year commencing with the first Plan Year which begins after such date of employment or reemployment.

3.03     PARTICIPATION UPON REEMPLOYMENT

     (a) Subject to the provisions of paragraph (b) below, each Participant who is reemployed following a Break in Service pursuant to Section 2.021 shall participate again as of his reemployment date provided he has met the requirements of Section 2.023.
     (b)     For participants who participated in the Spence Plan on December
31, 1991

          (i) Reemployment of Terminated Participant who is Vested in Retirement Benefit.

               In the event of the reemployment of a Terminated Participant who has met the requirements for a Vested Benefit under Section 6.02(a), such Terminated Participant shall be entitled to participate in the Plan immediately upon reemployment.

               If such Terminated Participant has not received a refund of the balance in his Accumulated Contributions Account, his Benefit Service before his termination of employment will be fully restored and combined with his subsequent Benefit Service to calculate his benefit under the Plan upon his subsequent retirement or other termination of employment.

               If such Terminated Participant has received a refund of the balance in his Accumulated Contribution Account, he may repay such amount to the Employer pursuant to the requirements set forth in subparagraph (iii) below. If he repays such amount, his Benefit Service before his termination of employment will be fully restored and combined with his subsequent Benefit Service to calculate his benefit under the Plan upon his subsequent retirement or other termination of employment. If he does not repay such amount, upon his subsequent retirement or other termination of employment he shall be entitled to receive a benefit equal to the benefit provided in Section 5.03 as of his initial termination date plus a benefit calculated using the Benefit Service credited to him from the date of reemployment to his subsequent retirement or other termination of employment.

          (ii) Reemployment of Terminated Participant who is Not Vested in Retirement Benefit.

               a. In the event of the reemployment of a Terminated Participant who has not met the requirements for a Vested Benefit under Section 6.02(a) and who has incurred a Disqualifying Break in Service, such Participant shall be treated as a new Employee. If such Terminated Participant did not receive the balance in his Accumulated Contribution Account upon his prior termination of service, he shall be entitled to receive a benefit equal to the Actuarial Equivalent of the balance in his Accumulated Contribution Account.

               b. In the event of the reemployment of a Terminated Participant who has not incurred a Disqualifying Break in Service, but who has not met the requirements for a Vested Benefit under Section 6.02(a), such Terminated Participant shall be entitled to participate in the Plan immediately upon his reemployment.

                    (1) If such Terminated Participant has not received a refund of the balance in his Accumulated Contribution Account, his Benefit Service before his termination of employment will be combined with his subsequent Benefit Service to calculate his benefit under the Plan upon his subsequent retirement or other termination of employment.

                    (2) If such Terminated Participant has received a refund of the balance in his Accumulated Contribution Account, he may repay such amount to the Employer pursuant to the requirements set forth in subparagraph (iii) below. If he repays such amount, his Benefit Service before his termination of employment will be combined with his subsequent Benefit Service to calculate his benefit under the Plan upon his subsequent retirement or other termination of employment. If such Terminated Participant does not repay such amount, upon his subsequent retirement or other termination of employment he shall be entitled to a benefit calculated using the Benefit Service credited to him from the date of reemployment to his subsequent retirement or other termination of employment.

               (iii) Repayment - A Terminated Participant who has received a refund of the balance in his Accumulated Contribution Account and who has subsequently resumed employment prior to incurring five consecutive one-year Breaks in Service may repay to the Employer for credit to the Fund the full amount of such cash settlement with interest compounded annually at the rate of 5% per annum (or such other rate as may be prescribed by the Secretary of the Treasury) from the date as of which such cash settlement was determined to the date of repayment. Repayment must be made prior to the occurrence of the earlier of five consecutive one-year Breaks in Service, or five years after the date of reemployment.

     ARTICLE 4 - RETIREMENT DATES


4.01     NORMAL RETIREMENT DATE

     The Normal Retirement Date of a Participant shall be the first day of the month coinciding with or next following his Normal Retirement Age.

4.02     EARLY RETIREMENT DATE

     A Participant (excluding a former participant of the Spence Plan or the Henry Pratt Plan who was hired prior to January 1, 1992) who has reached his fifty-fifth birthday and has also completed at least five years of Service may elect upon written notice to the Committee an Early Retirement Date which may be the first day of any month subsequent to the date of such election and prior to his Normal Retirement Date.

     Effective January 1, 1992, a Participant who was hired on or after January 1, 1992 and who has reached his fifty-fifth birthday and has also completed at least ten years of Service may elect upon written notice to the Committee an Early Retirement Date which may be the first day of any month subsequent to the date of such election and prior to his Normal Retirement Date.

4.03     DEFERRED RETIREMENT DATE

     If a Participant remains in the Service of the Employer or an Affiliated Employer after his Normal Retirement Date, his Deferred Retirement Date shall be the first day of the month which coincides with or next follows the date of his actual retirement.

     ARTICLE 5 - RETIREMENT BENEFITS


5.01     FORM OF NORMAL RETIREMENT BENEFIT

     Except as provided in Section 5.02, a Participant's Normal Retirement Benefit under the Plan shall be an annuity for life, payable monthly, commencing on the Participant's Normal Retirement Date (as defined in Section 4.01) and terminating with the monthly payment preceding his death.

5.02     SPOUSE JOINT AND SURVIVOR ANNUITY

     In lieu of the life annuity payable under Section 5.01, a Participant who is married on his Benefit Commencement Date shall receive his retirement benefit in the form of a Spouse Joint and Survivor Annuity as described in Section 5.021, provided he has not made an election under Section 5.022 to have his benefit paid under the life annuity form described in Section 5.01 or under an optional form described in Section 5.051 or Article 8.

5.021     AMOUNT OF SPOUSE JOINT AND SURVIVOR ANNUITY

     The Spouse Joint and Survivor Annuity shall be a reduced amount payable to a Participant for his lifetime with provision for continuation of 50% of such reduced amount to the Participant's spouse for the duration of the spouse's lifetime after the death of the Participant

     All such amounts shall be the Actuarial Equivalent of the benefits set forth hereafter in this Article 5 which are payable on a single life basis.

5.022     ELECTION OUT OF SPOUSE JOINT AND SURVIVOR ANNUITY

     A married Participant may elect, pursuant to Section 5.024, not to receive his benefit in the form of the Spouse Joint and Survivor Annuity by delivering to the Committee, during the election period described below, his written election to have his benefits paid under the form described in Section 5.01 or under an optional form described in Section 5.051 or Article 8. The election period with respect to the life annuity form described in Section 5.01 and the Spouse Joint and Survivor Annuity shall be a ninety (90) day period ending on the Participant's Benefit Commencement Date. The Participant may revoke such election by filing a written revocation with the Committee at any time during such election period. The election by a married Participant of an optional form described under Section 5.051 or Article 8 shall be made in accordance with the provisions of Section 5.024, and Section 5.051 or Article 8, whichever is applicable.

5.023     INFORMATION FURNISHED TO PARTICIPANT

     No fewer than 30 days and no more than 90 days before a Participant's

Benefit Commencement Date, the Committee shall furnish each Participant with general information on the Spouse Joint and Survivor Annuity. Such general information shall be in writing and shall include:

     (a)     The terms and conditions of the Spouse Joint and Survivor Annuity:

     (b) The Participant's right to elect, and the effect of electing, to waive the Spouse Joint and Survivor Annuity;

     (c)     The rights of the spouse;

     (d) The right to revoke, and the effect of revoking, an election to waive the Spouse Joint and Survivor Annuity;

     (e) The eligibility conditions and material features of the optional forms of payment available under the Plan;

     (f) The relative values of the optional forms of payment available under the Plan; and

     (g) Such other information as may be required under applicable regulations.

     The Committee shall also furnish the Participant, upon his written request made within sixty (60) days following the date he is furnished such general information, additional information explaining the financial effect upon his pension (in terms of dollars per pension payment) of making such election. Such additional information shall be furnished to the Participant within thirty (30) days following the date the Participant's written request is received by the Committee.

     The notice described above is not required if the Actuarial Equivalent value of the Participant's nonforfeitable accrued benefit is less than or equal to $3,500 on the Participant's Benefit Commencement Date.

5.024     SPOUSAL CONSENT REQUIRED

     Notwithstanding anything herein to the contrary, the election by a mar-ried Participant of an optional form described in Article 8 or Section 5.051 or the normal form described in Section 5.01 shall not take effect unless:

     (a) his surviving spouse consents in writing to such an election, such election specifies the Beneficiary and the form of benefit payment elected by the Participant in lieu of the Spouse Joint and Survivor Annuity, and such consent acknowledges the effect of such election and is witnessed by a Plan representative or a notary public; or

     (b) it is established to the satisfaction of the Committee that the consent required under (a) above may not be obtained because there is no spouse or the spouse cannot be located, or the Participant can show by court order that he is legally separated from his spouse or has been abandoned by the spouse within the meaning of local law, or due to other circumstances as the Secretary of the Treasury may prescribe.

     Any consent by a spouse under (a) above, or a determination by the Committee with respect to such spouse under (b) above, shall be effective only with respect to such spouse.

5.03     AMOUNT OF NORMAL RETIREMENT BENEFIT

     (a) Subject to the provisions of Section 5.031 and 5.04, the annual Normal Retirement Benefit payable to a Participant who retired under the Plan on or after January 1, 1985 and on or after his Normal Retirement Date but prior to January 1, 1986 shall be an amount equal to forty percent (40%) of his Final Average Compensation less fifty percent (50%) of his Social Security Benefit, multiplied by a fraction (not to exceed one) the numerator of which is his years (and fractions thereof) of his Benefit Service and the denominator of which is 30.

     (b) Subject to the provisions of Section 5.031 and 5.04, the annual Normal Retirement Benefit payable to a Participant who retired under the Plan on or after January 1, 1986 and on or after his Normal Retirement Date but prior to January 1, 1989 shall be an amount equal to forty-five percent (45%) of his Final Average Compensation less fifty percent (50%) of his Social Security Benefit, multiplied by a fraction not to exceed one) the numerator of which is his years (and fractions thereof) of his Benefit Service and the denominator of which is 25.

     (c)     Subject to the provisions of paragraphs (d) and (e) and Sections
5.031 and 5.04, the annual Normal Retirement Benefit payable to a Participant who retires under the Plan on or after January 1, 1989 and on or after his Normal Retirement Date shall be an amount equal to the greater of (i), (ii), or
(iii), below:

          (i) 1.67% times the Participant's Final Average Compensation less the Maximum Offset Allowance, the result of which is multiplied by his years of Benefit Service (maximum of 25 years).

          (ii) 1.00% times the Participant's Final Average Compensation multiplied by his years of Benefit Service (maximum of 25 years).

          (iii) the Participant's accrued benefit as of December 31, 1988 or March 15, 1990, dependent upon whether the Participant was a super highly compensated employee as defined in Section 414(q)(1)(A) or (B) of the Code.

     (d)     For Participants Who Participated in the Spence Plan on December
31, 1991

          (i) Notwithstanding the foregoing provisions of this Section, with respect to a Participant who participated in the Spence Plan on December 31, 1991 and who retires under this Plan on or after January 1, 1994 and on or after his annual Normal Retirement Date, his annual Normal Retirement Benefit shall equal the sum of (A) and (B) where:

               (A)     is equal to the sum of (1), (2), (3), and (4) below:

                    (1) 5/8 of 1% of the Participant's Final Average Compensation multiplied by his years of benefit service earned prior to June 1, 1975 under the Spence Plan.

                    (2) 3/4 of 1% of the Participant's Final Average Compensation multiplied by his years of benefit service earned on and after June 1, 1975 through May 31, 1980 under the Spence Plan.

                    (3) 7/8 of 1% of the Participant's Final Average Compensation multiplied by his years of benefit service earned on and after June 1, 1980 through May 31, 1985 under the Spence Plan.

                    (4) 1% of the Participant's Final Average Compensation multiplied by his years of benefit service earned on and after June 1, 1985 through December 31, 1986 under the Spence Plan.

                  The amount of the benefit calculated in accordance with this paragraph (d)(i)(A) shall be actuarially increased to reflect the change in the normal form of benefit payment from a 5 year certain and continuous annuity to a single life annuity.

               (B)     is equal to the greater of (1) or (2) below:

                    (1) 1.67% times the Participant's Final Average Compensation less the Maximum Offset Allowance, the result of which is multiplied by his years of Benefit Service earned under the Spence Plan on or after January 1, 1987 but prior to January 1, 1992, and Benefit Service earned under the Plan on or after January 1, 1992 (maximum of 25 years).

                    (2) 1.00% of the Participant's Final Average Compensation multiplied by his years of benefit service earned under the Spence Plan on and after January 1, 1987 and his years of Benefit Service earned on and after January 1, 1992 under the Plan (up to a maximum of 25 years).

                     Notwithstanding the foregoing, a Participant who is credited with a 1,000 Hours of Service under the Spence Plan during the twelve-month period beginning on June 1, 1985 and ending on May 31, 1986 and during the twelve-month period beginning on January 1, 1986 and ending on December 31, 1986 shall be credited with 2 years of Benefit Service for purposes of Section 5.03(d)(i)(A)(4) to reflect the change in the Spence Plan's plan year to a calendar year.

     (e) For Participants Who Participated in the Henry Pratt Plan on September 30, 1993

          Notwithstanding the foregoing provisions of this Section, with respect to a Participant who participated in the Henry Pratt Plan on September 30, 1993 and who retires under this Plan on or after September 30, 1993 and on or after his annual Normal Retirement Date, his Normal Retirement Benefit shall be an amount based on a maximum of 25 years of "Combined Total Benefit Service" (as defined below) and equal to the sum of (i) and (ii), where:

          (i) is the Participant's accrued benefit earned under the Henry Pratt Plan as of September 30, 1993 multiplied by a fraction, the numerator of which equals the Participant's Final Average Compensation determined as of his retirement date and the denominator of which equals the Participant's Final Average Compensation determined as of December 31, 1993.

          (ii) is the Participant's accrued benefit, if any, determined in accordance with Section 5.03(c) for years of Benefit Service earned on or after October 1, 1993 under the Plan.

          For purposes of determining a Participant's accrued benefit under paragraph (e)(i) above, the following shall apply:

          (A) If the Participant was hired by the Henry Pratt Company on or before September 7, 1988, he shall be credited with service under the Henry Pratt Plan beginning on September 7, 1988 and ending on September 30, 1993 and such service shall be counted in years and completed months;

          (B) If the Participant was hired by the Henry Pratt Company after September 7, 1988, he shall be credited with service under the Henry Pratt Plan beginning on his date of employment and ending on September 30, 1993 and such service shall be counted in years and completed months.

        For purposes of this Section 5.03(e), "Combined Total Benefit Service" means service earned under the Henry Pratt Plan and Benefit Service earned under the Plan. In the event a Participant's Combined Total Benefit Service exceeds twenty-five (25) years on his date of retirement with the Employer, the Participant's Normal Retirement Benefit shall be determined by decreasing his years of service earned under the Henry Pratt Plan by the number of years which exceeds twenty-five (25) and the benefit calculated under paragraph (e)(i) above shall be recalculated using the Participant's accrued benefit as of September 30, 1993.

5.031     MINIMUM BENEFIT FOR PARTICIPANTS ON JANUARY 1, 1979

     The annual normal retirement benefit of a Participant who was an Employee on January 1, 1979 shall in no event be less than an amount equal to the sum of
(a) and (b) below for each year of Benefit Service:

     (a) 1% of that portion of his Compensation in each calendar year subject to taxes under the Federal Insurance Contributions Act, as adjusted by regulation each year, plus

     (b) 2% of that portion of his Compensation in each calendar year in excess of that amount subject to taxes under the Federal Insurance Contributions Act, as adjusted by regulation each year.

5.032     ACCRUED NORMAL RETIREMENT BENEFIT

     To determine a Participant's accrued Normal Retirement Benefit under
Section 5.03(a) and (b) at any time prior to his Normal Retirement Date, there shall first be determined the amount of Normal Retirement Benefit that the Participant would have received if he had remained in the employ of the Employer to his Normal Retirement Date but based on his Final Average Compensation and Social Security Benefit as of the date such benefit is being determined. Such amount shall be multiplied by a fraction in which the numerator is the number of years of Benefit Service (including fractions thereof) that the Participant has completed and the denominator is the number of years of Benefit Service (including fractions thereof) that the Participant would have completed if he had remained in the employ of the Employer to his Normal Retirement Date.

5.04     MAXIMUM RETIREMENT BENEFITS

     (a) For Plan Years beginning after 1986, the actual or projected annual amount of a Participant's benefit payable within a Limitation Year shall not exceed the lesser of (i) and (ii) below:

               (i)     $90,000, or

               (ii) 100% of the Participant's average annual Section 415 Compensation (as defined in paragraph (c) below) for the three consecutive calendar years (or, if his period of employment is less than three years, for his entire period of employment) as a Participant during which he received the greatest aggregate Section 415 Compensation;

     (b) In no event shall the limitations in paragraph (a) above be less than $10,000 if the Participant has not at any time participated in a defined contribution plan maintained by the Employer or an Affiliated Employer.

     (c) The term "Section 415 Compensation" means wages, salaries, and fees for professional services and other amounts received from the Employer and all Affiliated Employers during the Limitation Year (without regard to whether or not an amount is paid in cash) for personal services actually rendered in the course of employment with the Employer, to the extent such amounts are includable in gross income, including, but not limited to, overtime pay, tips, bonuses, commissions to paid salesmen, compensation for services on the basis of a percentage of profits, commissions on insurance premiums, fringe benefits, reimbursements, and expense allowances, and excluding the following:

               (i) amounts contributed by the Employer or Affiliated Employer on behalf of the Employee pursuant to a salary deferral agreement under this Plan or any other cash or deferred arrangement described in Section 401(k) of the Code, to any salary reduction agreement pursuant to a cafeteria plan established under Section 125 of the Code, or to any other plan of deferred compensation, and which are not includable in the Employee's gross income for the taxable year in which contributed, or any distributions from a plan of deferred compensation;

               (ii) amounts realized from the exercise of a non-qualified stock option, or when restricted stock (or property) held by the Employee either becomes free transferable or is no longer subject to a substantial risk of forfeiture;

               (iii) amounts realized with respect to the sale, exchange, or other disposition of stock acquired under a qualified stock option; and

               (iv) other amounts which receive special tax benefits, or contributions made by the Employer (whether or not under a salary reduction agreement) towards the purchase of an annuity described in Section 403(b) of the Code (whether or not the amounts are excludable from the Employee's gross income).

          For Limitation Years beginning after December 31, 1991, for purposes of applying the limitations of this Section, the term "Section 415 Compensation" means the compensation actually paid or includable in the Employee's gross income for the Limitation Year.

     (d) The dollar limitation described in paragraph (a)(i) above shall be increased by the cost of living adjustment factor prescribed by the Secretary of the Treasury under Section 415(d) of the Code. Such adjustment factor shall be applied to all Participants, including Participants and Beneficiaries receiving benefits from the Plan and to such items as the Secretary shall prescribe.

     (e) If the benefit payable to a Participant commences prior to the Participant's Social Security Retirement Age, but on or after the date he attains age 62, the maximum annual amount determined under paragraph (a)(i) above shall be reduced as follows:

               (i) if the Participant's Social Security Retirement Age is 65, by 5/9ths of 1% for each month by which the commencement of payment of his benefits precedes the month in which he attains age 65; or

               (ii) if the Participant's Social Security Retirement Age is 66 or 67, by 5/9ths of 1% for each of the first 36 months and 5/12ths of 1% for each additional month by which the commencement of payment of his benefits precedes the month in which he attains his Social Security Retirement Age.

          If the benefit payable to a Participant commences before age 62, the maximum annual amount determined under paragraph (a)(i) above shall be reduced in accordance with applicable regulations, so that it is the Actuarial Equivalent of such amount as applied to a benefit beginning at age 62. For purposes of this paragraph, Actuarial Equivalent shall be determined using the greater of 5% or the interest rate specified in Section 1.02(a).

          For purposes of this paragraph (e), if the benefit is paid in a contingent annuity form (with the Participant's spouse as beneficiary) or in the Spouse Joint and Survivor Annuity form of payment, the benefit shall be treated as if it were paid in the normal form of payment and no adjustment in the maximum benefit need be made.

     (f) If the payment of benefits to a Participant commences after his Social Security Retirement Age, the maximum annual amount determined under paragraph (a)(i) above shall be increased so that it is the Actuarial Equivalent of a $90,000 benefit multiplied by the adjustment factor specified in paragraph
(e) above, and payable in the normal form at the Participant's Social Security Retirement Age. For purposes of this paragraph, Actuarial Equivalent shall be determined using the lesser of 5% or the interest rate specified in Section 1.02(a).

     (g) The annual benefit is a retirement benefit under the Plan which is payable annually in the form of a single life annuity. Except as provided below, a benefit payable in a form other than a single life annuity must be adjusted to an actuarially equivalent single life annuity before applying the limitations of this Article. The interest rate assumption used to determine actuarial equivalence will be the greater of the interest rate specified in Section 1.02(a) of the Plan or 5%. If the benefit payable to a Participant is not in the normal form of payment nor in the form of a Spouse Joint and Survivor Annuity, then the maximum annual amount determined under paragraph (a) above shall be reduced in accordance with the applicable regulations so that it is the Actuarial Equivalent of such amount as payable in the normal form.

     (h) If the Participant has completed less than 10 years of Plan participation, the maximum annual amount determined under paragraph (a)(i) above shall be adjusted by multiplying such amount by a fraction, the numerator of which is the Participant's number of years of Plan participation (or parts thereof) and the denominator of which is 10. To the extent provided in regulations or in other guidance issued by the Internal Revenue Service, the preceding sentence shall be applied separately with respect to each change in the benefit structure of the Plan.

     (i) If the Participant has completed less than 10 years of Service, the maximum amount determined under Section paragraph (a)(ii) above (without regard to paragraph (a)(i) above) shall be adjusted by multiplying such amount by a fraction, the numerator of which is the Participant's number of years of Service (or parts thereof) and the denominator of which is 10. To the extent provided in regulations or in other guidance issued by the Internal Revenue Service, the preceding sentence shall be applied separately with respect to each change in the benefit structure of the Plan.

     (j) In no event shall the provisions of paragraph (h) or paragraph (i) above reduce the limitations in paragraph (a) to an amount less than one-tenth of such limitations, determined without regard to the provisions of paragraph
(h) and paragraph (i).

     (k) If a Participant is, or has ever been, covered under more than one defined benefit plan maintained by the Employer, the sum of the Participant's annual benefits from all such plans may not exceed the maximum permissible amount.
     (l)     Transitional Rule. Notwithstanding the foregoing provisions of this
Section 5.04, the maximum limitation on annual benefits with respect to any person who was a Participant prior to January 1, 1983 and whose annual benefit (determined without regard to any changes in the plan after July 1, 1982 and without regard to cost-of-living adjustments, if any, occurring after July 1,
1982) as of December 31, 1982, exceeds the limitations set forth in this Section 5.04, shall be such Participant's annual benefit as of December 31, 1982; provided that such Participant's annual benefit did not exceed the maximum limitation thereon as of December 31, 1982.

5.041     LIMITATION APPLICABLE TO DEFINED CONTRIBUTION PLAN PARTICIPANTS

     (a) If a Participant is also a participant in any defined contribution plan maintained by the Employer or an Affiliated Employer, the sum of the defined benefit plan fraction and the defined contribution plan fraction for any year shall not exceed 1.0 as provided in Section 415(e) of the Code and any regulations issued thereunder.

     (b) The defined benefit fraction for any Limitation Year is a fraction, the numerator of which is the sum of the Participant's projected annual benefits under all defined benefit plans (whether or not terminated) maintained by the Employer, and the denominator of which is the lesser of 1.25 times the dollar limit determined under Sections 415(b) and 415(d) of the Code and adjusted in accordance with Section 5.04(h) and (i) for the Limitation Year, or 1.4 times 100% of the Participant's highest average annual Section 415 Compensation (including any adjustments under Section 415(b) of the Code) for any three consecutive years.

          Notwithstanding the above, if the Participant was a participant as of the first day of the first Limitation Year beginning after December 31, 1986 in one or more defined benefit plans maintained by the Employer which were in existence on May 6, 1986, the denominator of this fraction will not be less than
1.25 times the sum of the annual benefits under such plans which the Participant had accrued as of the close of the last Limitation Year beginning before January 1, 1987, disregarding any changes in the terms and conditions of the Plan after May 5, 1986. The preceding sentence applies only if the defined benefit plans individually and in the aggregate satisfied the requirements of Section 415 of the Code for all Limitation Years beginning before January 1, 1987.
     (c) The defined contribution plan fraction for any Limitation Year is a fraction, the numerator of which is the sum of the annual additions to the Participant's accounts under all defined contribution plans (whether or not terminated) maintained by the Employer for the current and all prior Limitation Years (including the annual additions attributable to the Participant's nondeductible employee contributions to all defined benefit plans, whether or not terminated, maintained by the Employer, and the annual additions attributable to all welfare benefit funds, as defined in Section 419(e) of the Code, and individual medical accounts, as defined in Section 415(l)(2) of the Code, maintained by the Employer), and the denominator of which is the sum of the maximum aggregate amounts for the current and all prior Limitation Years of service with the Employer (regardless of whether a defined contribution plan was maintained by the Employer). The maximum aggregate amount in any Limitation Year is the lesser of 1.25 times the dollar limitation determined under Sections 415(b) and 415(d) of the Code in effect under Section 415(c)(1)(A) of the Code, or 35% of the Participant's Section 415 Compensation (as defined in Section 5.04(c)) for such Limitation Year.

          For purposes of calculating the numerator in the defined contribution plan fraction, a Participant's after-tax payroll deduction contributions made before 1987, if any, shall be taken into account to the extent such contributions exceed the lesser of:

               (i) 6% of the Participant's Section 415 Compensation (as defined in Section 5.04(c)) for the Limitation Year, or

               (ii) 50% of the amount of such payroll deduction contributions for the Limitation Year.

          If the Employee was a Participant as of the end of the first day of the first Limitation Year beginning after December 31, 1986, in one or more defined contribution plans maintained by the Employer which were in existence on May 6, 1986, the numerator of this fraction will be adjusted if the sum of this fraction and the defined benefit fraction would otherwise exceed 1.0 under the terms of this Plan. Under the adjustment, an amount equal to the product of (1) the excess of the sum of the fractions over 1.0 times (2) the denominator of this fraction, will be permanently subtracted from the numerator of this fraction. The adjustment is calculated using the fractions as they would be computed as of the end of the last Limitation Year beginning before January 1, 1987, and disregarding any changes in the terms and conditions of the Plan made after May 5, 1986, but using the Section 415 limitation applicable to the first Limitation Year beginning on or after January 1, 1987.

     (d) For the purpose of determining the denominators in the preceding two fractions, the maximum benefit allowable and the maximum annual additions shall be deemed to be equal to the lesser of:

               (i)     140% of the percentage limits, or

               (ii) 125% of the dollar limits provided in Sections 415(b) and 415(c) of the Code for each such year.

     (e) Any adjustment necessary to comply with the limitations of this section shall be made in the Participant's benefit payable under the relevant defined benefit plan; but under no circumstances may the accrued benefit of a Participant in a defined benefit plan decrease as a result of a Plan amendment to change the combined plan limits.

5.042     AFFILIATED EMPLOYERS

     For purposes of Sections 5.04 and 5.041, the Employer and all Affiliated Employers shall be considered one employer, and the limitations shall be applicable to the total benefits received from the Employer and all Affiliated Employers. Further, in determining what is an Affiliated Employer for the purposes of these Sections, the phrase "more than 50%" shall be substituted for "at least 80%" each place it appears in Section 1563(a)(1) of the Code.

5.05     EARLY RETIREMENT BENEFIT

     The Early Retirement Benefit of a Participant who elects to retire on an Early Retirement Date (as defined in Section 4.02) on or after January 1, 1985 shall be the benefit computed in (a) or (b) below, as elected by the
Participant:

     (a) a benefit commencing on his Normal Retirement Date (as defined in Section 4.01) in an amount equal to his accrued Normal Retirement Benefit determined in accordance with the provisions of Section 5.03 or 5.031, whichever is applicable, and Section 5.032;

     (b) a reduced benefit commencing on his Early Retirement Date or the first day of any month thereafter but prior to his Normal Retirement Date, as elected by the Participant, which benefit shall be computed as in (a) above, reduced by 5/9 of 1% for each of the first sixty months by which commencement of benefits precedes his Normal Retirement Date, and by 5/18 of 1% for each month thereafter, if any, by which commencement of benefits precedes his Normal Retirement Date.

     Notwithstanding the foregoing provisions of this Section 5.05, with respect to a Participant who on September 30, 1993 was participating in the Henry Pratt Plan, his Early Retirement Benefit shall not be less than the benefit he could have received if he retired under the early retirement provisions of the Henry Pratt Plan on September 30, 1993.

5.051     SOCIAL SECURITY OPTION

     A Participant who is entitled to receive an Early Retirement Benefit and has elected to have such benefit commence prior to the date he is entitled to receive benefits under Title II of the Social Security Act, may elect to receive a Social Security Option under which he will receive a larger monthly benefit prior to the date he is first entitled to receive benefits under Title II of the Social Security Act and a smaller benefit after he is first entitled to receive benefits under Title II of the Social Security Act so that, to the extent possible, the Participant will receive a level monthly income when his payments under the Plan and his income under Title II of the Social Security Act are taken in to account; provided, however, that his payments under the Social Security Option will be the Actuarial Equivalent of the Early Retirement Benefit he would have received if he had not elected such an option.
     If a Participant elects a benefit under this Section, no benefits will be payable to anyone upon his death.

5.06     DEFERRED RETIREMENT BENEFIT

     (a)     Retirement Prior to Age 70 1/2

          Each Participant who continues in the employ of the Employer or an Affiliated Employer after attaining his Normal Retirement Age and retires prior to age 70 1/2 shall be entitled upon actual retirement to receive a monthly Deferred Retirement Benefit. The Deferred Retirement Benefit payable under this paragraph (a) shall be determined in accordance with Section 5.03 or 5.031, whichever is applicable, based on the Participant's years of Benefit Service (including fractions thereof) as of his retirement date, and the rate of benefit in effect under the Plan on his retirement date.

     (b)     Commencement of Benefits While Actively Employed

          The Deferred Retirement Benefit payable to a Participant who attains age 70 1/2 and who continues to be an Employee shall be equal to the Participant's accrued benefit determined as of the earlier of:

               (i)     The Participant's Deferred Retirement Date (as defined in
Section 4.03), or

               (ii) The last day of the Plan Year in which the Participant attains age 70 1/2.

          The Deferred Retirement Benefit payable under this paragraph (b) is determined in accordance with Section 5.03 or 5.031, whichever is applicable.

          The monthly benefit of a Participant who has begun receiving benefits and who continues to be an Employee after his attainment of age 70 1/2 shall be adjusted, effective on the January 1 following the Plan Year in which the Participant's benefit commenced and on each succeeding January 1 prior to the Participant's Deferred Retirement Date, to reflect the effect of changes in the Participant's accrued benefit since the previous January 1. The final adjustment shall be made as of the Participant's Deferred Retirement Date. Adjustments required by this paragraph shall include a reduction equal to the Actuarial Equivalent of any benefit payments already made with respect to the Participant In no event, however, will the benefit payable to the Participant be reduced as a result of this paragraph. Furthermore, the operation of this paragraph will not affect the form of benefit payment previously elected by the Participant.

5.07     SUSPENSION OF BENEFIT DISTRIBUTIONS

     (a)     Conditions for Suspension

          If any Participant is reemployed by the Employer or an Affiliated Employer on or after his Benefit Commencement Date and before age 70-1/2, or if any Participant continues in employment with the Employer or an Affiliated Employer after his Normal Retirement Date (as defined in Section 4.01), the benefit payable for a calendar month will be permanently withheld if the Participant completes 40 or more Hours of Service in the calendar month or in the four or five week payroll period ending in the calendar month.

          The benefit permanently withheld will be the actual amount scheduled to be paid for the calendar month in which the conditions for suspension are met.

     (b)     Redetermination of Benefits

          Upon the subsequent termination of employment of a Participant who was eligible to begin receiving payments under the Plan on his prior termination of employment date (whether or not such benefit payments had actually commenced), the Participant's retirement benefit shall be redetermined in accordance with the provisions of this Plan applicable to him as of his subsequent termination of employment date, as if no prior benefit payments had been made. His retirement benefit, as so redetermined, shall then be reduced by (i) the Actuarial Equivalent of the benefit payments, if any, previously made to such Participant prior to his Normal Retirement Date or (ii) in the case of a lump sum payment, the Actuarial Equivalent of the payment other than the portion of the payment attributable to the period (if any) after the Participant's Normal Retirement Date and before his reemployment commencement date. The form of payment of any retirement benefit to which he may thereafter become entitled shall be determined in accordance with the provisions of Article 5 at the time he subsequently retires without regard to the form in which his benefit had previously been paid.
          The Participant's retirement benefit as so redetermined shall not be less than his retirement benefit prior to the suspension of payments.

     (c)     Resumption of Benefits

          In the case of a Participant who was receiving benefit payments prior to reemployment, payment of such benefits shall resume no later than the first day of the third calendar month following the month in which the Participant ceases to satisfy the conditions for suspension described in paragraph (a) above.

If the period of suspension is less than three months, the Participant's benefit shall continue to be paid in the same form of payment as was in effect before the suspension.
          The amount of the Participant's benefit shall be redetermined, taking into account increased service and any benefits paid before suspension, and shall not be less than the amount of benefit the Participant was receiving prior to suspension.

     (d)     Notice of Suspension

          If a Participant continues to be employed (or is reemployed) by the Employer or an Affiliated Employer after his Normal Retirement Date (as defined in Section 4.01) and the commencement of his benefit payments is delayed (or, in the case of reemployment, suspended) in accordance with the provisions of paragraph (a) above, the Committee shall give written notice to such Participant as required under Department of Labor Regulations 2530.203-
3(b)(4) no later than the end of the first calendar month or payroll period in which the payment of benefits would have commenced if the Participant had not remained in or returned to employment.

5.08     NON-DUPLICATION OF BENEFITS

     Except as otherwise provided in Article 9, no Participant of this Plan shall receive benefits under this Plan covering the same period of Service for which benefits are paid under any other qualified defined benefit Plan to which the Employer contributes or has contributed on his behalf.
5.09     RETIREMENT PRIOR TO JANUARY 1, 1985

     Except as specified otherwise here-in, the monthly retirement benefit of a Participant who retired from the Service of the Employer prior to January 1, 1985 shall be determined in accordance with the applicable provisions of the Prior Plan as in effect on the date of his retirement.

5.10 PARTICIPANTS WHO ATTAINED NORMAL RETIREMENT AGE OR WHO RETIRED PRIOR TO JANUARY 1, 1986

     Commencing January 1, 1986, the monthly retirement benefit of an active Participant who attained Normal Retirement Age prior to January 1, 1986 or of a Retired Participant who retired prior to January 1, 1986 shall be increased by 2.5% for each year between the date such active Participant attained Normal Retirement Age or the date such Retired Participant retired and the anniversary of such date which occurs in 1986; provided that each such Participant or Retired Participant shall be entitled to a monthly benefit increase of at least $10.00.

5.11 DISABILITY RETIREMENT BENEFIT FOR CERTAIN PARTICIPANTS WHO PARTICI-PATED IN THE SPENCE PLAN ON DECEMBER 31, 1991

   A Participant who on December 31, 1991 participated in the Pension Plan for Salaried Employees of Spence Engineering Company, Inc. and who met the requirements for a monthly disability benefit thereunder shall continue to receive the disability benefit under this Plan.

     The monthly disability benefit will terminate with the last payment due preceding the earliest of the following to occur:

     (a) the tenth day after the Trustee receives notice from the Employer that the Participant has ceased to be entitled to disability benefits under the Social Security Act;

     (b)     the date of the Participant's death; or

     (c) the Participant's Normal Retirement Date or, if elected, the Participant's Early Retirement Date.

     ARTICLE 6 - TERMINATION OF SERVICE


6.01     REQUIREMENTS FOR VESTED BENEFITS

     There are no benefits payable under the Plan if a Participant's employment terminated prior to the date he is entitled to retire and receive a benefit under the Plan, except as provided in Section 7.03(d), 8.05, and this Article 6.

6.02     VESTED BENEFITS

     (a) A Participant whose employment terminates on or after January 1, 1989 and who ceases to be an Employee prior to Normal Retirement Age for any reason except death or retirement under the Plan shall be entitled to a deferred vested benefit commencing on his Normal Retirement Date (as defined in Section 4.01) equal to his accrued Normal Retirement Benefit determined in accordance with the provisions of Section 6.021 multiplied by his vesting percentage in accordance with the following schedule:

     Years of Service     Vesting Percentage

     Less than 5 years     0%
     5 years or more     100%

     (b) A Participant shall be fully vested in his Accumulated Contribution Account, if any, at all times.

6.021     COMPUTATION OF A VESTED BENEFIT

     (a) The amount of a deferred vested benefit payable to a Terminated Participant under Section 6.02(a) shall be equal to the Normal Retirement Benefit he would be entitled to under Section 5.03 if he continued in the employ of the Employer until his Normal Retirement Date (such benefit to be based on his Final Average Compensation and Social Security Benefit as of his termination date, but based on the Benefit Service he would have completed at his Normal Retirement Date) multiplied by a fraction the numerator of which is his Benefit Service as of his termination date and the denominator of which is the Benefit Service he would have completed at his Normal Retirement Date. Notwithstanding the foregoing, the amount of deferred vested benefit payable to a Terminated Participant who was an Employee on January 1, 1979 shall in no event be less than his accrued Normal Retirement Benefit determined in accord-ance with the provisions of Section 5.031.

     (b) The amount of a deferred vested benefit payable to a Terminated Participant under Section 6.02(b) shall be equal to the Actuarial Equivalent of the balance in his Accumulated Contribution Account, if any.

6.022     EARLY COMMENCEMENT OF A VESTED BENEFIT

     (a)     A Terminated Participant entitled to a Vested Benefit under Section
6.02 may elect to have such benefit commence at any time after he reaches his fifty-fifth birthday provided he has completed at least 10 years of Service. In such case and subject to the provisions of paragraph (b) below, his benefit shall be computed as in Section 6.021, but shall be reduced by 5/9 of 1% for each of the first sixty (60) months by which his Benefit Commencement Date precedes his Normal Retirement Date, and by 5/18 of 1% for each month thereafter, if any, by which his Benefit Commencement Date precedes his Normal Retirement Date.
     (b) The Vested Benefit of a Participant, who on September 30, 1993 was participating in the Henry Pratt Plan and who elects early commencement as described in paragraph (a) above, shall not be less than the benefit he could have received if he elected early commencement of his benefit under the vested retirement provisions of the Henry Pratt Plan on September 30, 1993.

     ARTICLE 7 - DEATH OF PARTICIPANT


7.01     DEATH PRIOR TO RETIREMENT

     There are no death benefits payable under the Plan in the event of the death of a Participant, Retired Participant or Terminated Participant prior to the commencement of his retirement benefits under the Plan, except as may be provided under the Surviving Spouse Benefit described in Section 7.02 or as may be provided under Section 7.04.

7.02     SURVIVING SPOUSE BENEFIT

     Effective August 23, 1984, the spouse of a Participant or a Terminated Participant shall be eligible to receive a Surviving Spouse Benefit after the Participant's or Terminated Participant's death if the Participant or Terminated Participant has fulfilled the following requirements at the date of death:

     (a) He has been legally married to such spouse throughout the twelve-month period ending on the date of his death;

     (b)     He has met the requirements for a Vested Benefit under Section
             6.02;

     (c)     He has not attained Normal Retirement Age; and

     (d)     He has not commenced receiving benefits under the Plan.

7.03     AMOUNT OF SURVIVING SPOUSE BENEFIT

     If a Participant or Terminated Participant dies after fulfilling all the requirements of Section 7.02, his spouse shall be entitled to a lifetime benefit under the Plan. If the surviving spouse of the Participant or Terminated Participant consents, such benefit shall commence on the first day of the month following the later of the Participant's or Terminated Participant's death or the date the Participant or Terminated Participant would have met the requirements for Early Retirement under Section 4.02. If such surviving spouse does not consent to receive benefits as described above, benefits shall commence on the first day of any month thereafter, as elected by the surviving spouse, but not later than the date the Participant or Terminated Participant would have attained age 65.

     The Surviving Spouse Benefit shall be equal to (a), (b), (c) or (d) below:

     (a) If the Participant or Terminated Participant dies after meeting the requirements for Early Retirement as provided under Section 4.02, the

Surviving Spouse Benefit shall be equal to the amount which would have been payable to the spouse if the Participant or Terminated Participant had retired on the date preceding his date of death and he had been entitled to a Spouse Joint and Survivor Annuity;

     (b) If the Participant or Terminated Participant dies before meeting the requirements for Early Retirement as provided under Section 4.02, but after meeting the requirements for a Vested Benefit under Section 6.02(a), the Surviving Spouse Benefit shall be equal to the amount which would have been payable to the spouse if the Participant or Terminated Participant had:

               (i)     terminated service on the date of his death;

               (ii)     survived to the earliest retirement age under Section
                        4.02;

               (iii) retired at that time and was entitled to receive a Spouse Joint and Survivor Annuity; and

               (iv) died on the day following attainment of the earliest retirement age; or

     (c) If the Participant's or Terminated Participant's surviving spouse elects a benefit commencement date other than the first day of the month following the date of the Participant's or Terminated Participant's death or the date the Participant or Terminated Participant would have met the requirements for Early Retirement under Section 4.02, the Surviving Spouse Benefit under (a) or (b) above, whichever is applicable, shall be actuarially adjusted to reflect the actual date of benefit commencement.

     (d)     For Participants Who Participated in the Spence Plan

          If the Participant or Terminated Participant dies before meeting the requirements for Early Retirement as provided under Section 4.02 and before meeting the requirements for a Vested Benefit under Section 6.02(a), but after meeting the requirements for a Vested Benefit under Section 6.02(b), the Surviving Spouse Benefit shall be equal to the Actuarial Equivalent of the balance in the Participant's or Terminated Participant's Accumulated Contribution Account and shall be paid to the spouse as a life annuity.

7.04     DEATH AFTER COMMENCEMENT OF BENEFITS OR NORMAL RETIREMENT AGE

     There are no death benefits payable under the Plan upon the death of a Participant on or after his Normal Retirement Age or after a Participant has commenced receiving benefits under the Plan, except as follows:
     (a) If a Participant is receiving a Spouse Joint and Survivor Annuity as described in Section 5.02, any benefits becoming due will be paid in accordance with the terms of such Spouse Joint and Survivor Annuity;

     (b) If a Participant has elected an optional benefit under Article 8, any benefits becoming due will be paid in accordance with the terms of such option;

     (c) If a Participant dies after attaining Normal Retirement Age but before his Benefit Commencement Date, and is married on the date of death, the Spouse Joint and Survivor Annuity as described in Section 5.02 shall be deemed to be in effect on behalf of such Participant, provided he has not made an election under Section 5.022 to receive his benefits under another form of payment.

     ARTICLE 8 - OPTIONAL FORMS OF BENEFIT


8.01     TIME FOR ELECTION
      Subject to the restrictions set forth in Section 8.08, in lieu of receiving the life annuity referred to in Section 5.01 or the Spouse Joint and Survivor Annuity referred to in Section 5.02, a Participant may elect, by written application filed with the Committee, to have his retirement benefit paid under one of the forms of benefit set forth in this Article 8, provided that such election is made prior to actual retirement under the Plan and in accordance with the procedures set forth in Section 5.024 (if such Participant is married) and in this Article 8. Neither Section 5.01 nor Section 5.02 shall apply if an effective election is made under this Article; provided, however, that a married Participant may, at any time during the election period established by the Committee under Section 5.022, rescind his election of an option under this Article 8 and receive his retirement benefit in the form of an annuity for life under Section 5.01 or a Spouse Joint and Survivor Annuity under
Section 5.02 if he has met the requirements therefor.

8.02     CONTINGENT ANNUITANT OPTION

     A Participant may elect an option in accordance with Section 5.02, under which option he will receive an actuarially reduced benefit during his lifetime after retirement and 100%, 66-2/3% or 50% of such reduced amount will be continued to a person designated by the Participant at the time of election of the option (and referred to as a Contingent Annuitant) for the duration of the Contingent Annuitant's lifetime.

8.03     TEN YEAR CERTAIN LIFE ANNUITY OPTION

     A Participant may elect an option in accordance with Section 502, under which option he will receive an actuarially reduced benefit during his lifetime after retirement with a provision that if he dies after his Normal Retirement Age or after commencement of his benefit payments but prior to receiving one hundred twenty (120) monthly retirement payments, the balance of such one hundred twenty (120) monthly retirement payments shall be paid to the Participant's Beneficiary.

8.04     FIVE YEAR CERTAIN LIFE ANNUITY OPTION

     A Participant who was a participant in the Spence Plan and who was employed by Spence Engineering Company, Inc. prior to January 1, 1987 may elect an option at least ninety days prior to his Benefit Commencement Date, under which option he will receive an Actuarially Equivalent benefit during his lifetime after retirement with a provision that if he dies after his Normal Retirement Age or after commencement of his benefit payments but prior to receiving sixty (60) monthly retirement payments, the balance of such sixty (60) monthly retirement payments shall be paid to the Participant's Beneficiary.

8.05     REFUND OF ACCUMULATED CONTRIBUTION ACCOUNT

     This Section shall apply only to a Participant who participated in the Spence Plan on December 31, 1991 and who made employee contributions to the Spence Plan prior to January 1, 1987.

     (a) Refund of Accumulated Contribution Account on and after Retirement or Other Termination of Employment.

          A Participant may elect to receive on or after the date of his retirement or other termination of employment and before his Benefit Commencement Date, a refund of the balance, if any, in his Accumulated Contribution Account.

          If a Participant elects a refund of his Accumulated Contribution Account under this Section 8.05(a), his Normal Retirement Benefit provided in
Section 5.03 shall be reduced by the Actuarial Equivalent of his Accumulated Contribution Account and his Accumulated Contribution Account shall be reduced to zero.

          Notwithstanding the foregoing provisions of this Section 8.05(a), if the Actuarial Equivalent value of a Participant's entire nonforfeitable benefit exceeds $3,500, the Participant's spouse, if any, must consent to the Participant's election to withdraw the balance in his Accumulated Contribution Account. For this purpose, a spousal consent is valid only if made no earlier than 90 days before the date of withdrawal, is effective when received by the Committee and must:

          (i)     Be in writing on a form provided by the Committee;
          (ii)     Acknowledge the effect of the consent; and
          (iii)     Be witnessed by a notary public or Plan representative.

          Any such consent will be valid only with respect of the spouse who signs the consent. Spousal consent is not required, however, if the Participant establishes to the satisfaction of the Committee that there is no Spouse, the Spouse cannot be located, or the Participant can show by court order that he is legally separated or has been abandoned by the spouse within the meaning of local law, or if otherwise permitted under applicable regulations.

          If the spouse is legally incompetent to give consent, the spouse's legal guardian, who may be the Participant, may consent to the withdrawal.

     (b) Refund of Accumulated Contributions Upon Cessation of Benefit Payments or Upon Death

          Notwithstanding any contrary provisions of the Plan, upon cessation of all benefit payments under the provisions of the Plan in respect of a Participant who has not received a refund of the balance of his Accumulated Contribution Account, if any, including payments to a spouse, Contingent Annuitant or Beneficiary, or upon the death of a Participant in respect of whom no benefits are payable, the excess, if any, of the balance of the Participant's Accumulated Contribution Account over the aggregate benefit payments made hereunder in respect of such Participant shall be paid to his Beneficiary in a single lump sum. A suspension of benefits under Section 5.07 shall not be deemed to be a cessation under this Section.

8.06     WHEN OPTION EFFECTIVE

     If a Participant who elects an option under this Article 8 dies prior to Normal Retirement Age or prior to the date his benefits commence, if earlier, the election shall be void and no benefit will be paid under the option. If the Participant's Contingent Annuitant, or Beneficiary if applicable, dies prior to the commencement of retirement benefits to the Participant and prior to the Participant's Normal Retirement Age, the Participant may either (a) designate another Contingent Annuitant, or Beneficiary, if applicable, prior to his Normal Retirement Age, (b) receive the form of benefit at retirement which would have been payable to him had the option not been elected, or (c) elect another optional form of benefit under Article 8. Notwithstanding the first sentence of this Section 8.06, if the Participant has elected a Deferred Retirement Date, and if the Participant dies after his Normal Retirement Date but before his Deferred Retirement Date, the Contingent Annuitant or Benefici-ary, if applicable, shall receive the reduced amount of retirement benefit payable under the option. If the Participant has elected a Deferred Retirement Date, and if either the Contingent Annuitant or Beneficiary, if applicable, dies after the Participant's Normal Retirement Date but before his Deferred Retirement Date, the election shall be void and the Participant will receive the benefit which would have been payable to him had the option not been elected, unless another option is elected.

8.07     BENEFICIARY

     A Participant who elects an option under Section 8.03 or 8.04 shall designate, on a form provided by the Committee, a Beneficiary to receive any death benefit which may become payable under the designated option. The Participant may change his designation of Beneficiary from time to time by written notice filed with the Committee. If no designated Beneficiary survives to receive all benefits which may become due under the Plan, any such benefits becoming due shall be paid to any one or more of the following classes of successive Beneficiaries surviving the Participant: the Participant's (a) spouse, (b) issue, (c) parents, (d) brothers and sisters, or (e) executors and administrators.

8.08     LIMITATION OF ELECTION OF OPTION

     No option shall be effective under this Article if the anticipated effect would be to extend the period of payments beyond the joint life expectancy of the Participant and his Contingent Annuitant or Beneficiary; or would violate the minimum distribution incidental benefit requirement of Section 1.401(a)(9)-2 of the proposed regulations, or any provision of future law that amends, supplements, or supersedes such provision.

8.09     SPOUSAL CONSENT REQUIREMENT

     Notwithstanding anything herein contained to the contrary, the election by a married Participant of an optional form of benefit shall not take effect unless the requirements set forth in Section 5.024 have been satisfied.

     ARTICLE 9 - CHANGE IN STATUS AND TRANSFER


9.01     CHANGE IN STATUS FROM ELIGIBLE EMPLOYEE TO NON-ELIGIBLE EMPLOYEE

     If a Participant is included in this Plan for a part of his period of employment with the Employer or an Affiliated Employer and then loses his status as an Eligible Employee, as defined in this Plan, he will not accrue any further benefits under this Plan; however, all Service with the Employer or an Affiliated Employer will be taken into account in determining his eligibility rights to receive any benefits previously accrued under this Plan.

     In the event an Employee loses his status as an Eligible Employee, his benefit shall be determined using his Final Average Compensation, Covered Compensation, and years of Benefit Service on the date he ceases to be an Eligible Employee. If the Employee's status again changes and he becomes an Eligible Employee and resumes participation under the Plan, his years of Benefit Service shall be aggregated and his benefit shall be determined using his Final Average compensation and Covered Compensation on the latest date he ceases to be an Eligible Employee.

9.02     CHANGE IN STATUS FROM NON-ELIGIBLE EMPLOYEE TO ELIGIBLE EMPLOYEE

     If a Participant is included in this Plan after a period of Service with the Employer when he was not an Eligible Employee, as defined in this Plan, all his Service with the Employer or an Affiliated Employer will be counted only for purposes of determining his eligibility to participate in the Plan and his rights to receive benefits under this Plan.

9.021      NON-DUPLICATION OF BENEFITS

     If benefits are otherwise payable, on account of one period of employment with the Employer or an Affiliated Employer, under both the Plan and another qualified defined benefit plan toward which the Employer contributes (or has contributed), the benefits payable under the Plan on account of such period shall be reduced by the benefits payable under such other plan on account of the same period. However, if such other plan provides for a similar reduction of benefits, then this Section shall be disregarded with respect to an Eligible Employee whose most recent period of membership in this Plan is earlier than his most recent period of membership in such other plan.

9.03     TRANSFER IN EMPLOYMENT

     For purposes of determining vested benefits and eligibility, a direct transfer in employment between the Employer and a wholly owned subsidiary of the Employer, whether or not it adopts the Plan, shall not be deemed to effect any break in Service as to the Eligible Employee or Participant so transferring, as long as he retains his status as an Eligible Employee with such subsidiary. His Benefit Service with such subsidiary prior to the date of its adoption of the Plan shall be counted for purposes of the Plan to the extent specified in the vote of the board of directors of such subsidiary adopting the Plan. The Eligible Employee or Participant shall not lose his right to any Benefit Service he had accrued with the Employer prior to the date of his transfer in employment to the subsidiary, provided that there shall be no duplication in benefits based on such Benefit Service.

9.031     EMPLOYMENT WITH AN AFFILIATED EMPLOYER

     For purposes of determining a Participant's eligibility to participate in the Plan and his right to a Vested Benefit under Section 6.02, any employment with an Affiliated Employer shall be treated as Service with the Employer; such Service to be determined by the Committee in accordance with the Service provisions of Article 2 applied in a uniform, nondiscriminatory manner to all Participants and to be based on the employment records of the Affiliated Employer. In no event shall a person who has completed such Service enter the Plan prior to his employment with the Employer or accrue any benefits under the Plan in respect of such Service, except as provided in Section 9.03.

9.04     EMPLOYMENT WITH WATTS FLUIDAIR CO.

     If a Participant was included in one of the Prior Plans and then lost his status as an Employee, as defined in such Prior Plan, because prior to July 1, 1981 he entered employment with and became included in a pension plan of Watts Fluidair Co. (formerly known as Watts Fluid Power Co.), he will not accrue any further benefits under this Plan; however, all service earned with Watts Fluidair Co. will be taken into account in determining his eligibility rights to receive any benefits previously accrued under the Prior Plan. If a Participant who transferred from employment with Watts Regulator Co. to Watts Fluidair Co. prior to July 1, 1981 is included in this Plan after a period of employment with Watts Fluidair Co., all his service with Watts Fluidair Co. will be counted for purposes of determining his eligibility to participate in this Plan and his eligibility rights to receive benefits under this Plan, and will be counted for purposes of determining his Benefit Service hereunder. His benefit under this Plan shall be reduced by any benefits payable to him under any Watts Fluidair Co. plan.

9.05     EMPLOYMENT WITH SPENCE ENGINEERING COMPANY, INC.

     If an Employee transfers from Spence Engineering Company Inc. to Watts Regulator Co. prior to December 31, 1987, his total service with Spence Engineering Company, Inc. will be counted for purposes of determining his eligibility to participate in this Plan and his eligibility to receive benefits under this Plan, and will be counted for purposes of determining his Benefit Service hereunder.

     ARTICLE 10 - ADMINISTRATION


10.01 ALLOCATION OF RESPONSIBILITY AMONG FIDUCIARIES FOR PLAN AND TRUST ADMINISTRATION

     The Fiduciaries shall have only those powers, duties, responsibilities and obligations as are specifically given to them under this Plan or the Trust. Any power, duty, responsibility or obligation relating to the control, management, or administration of the Plan or Trust Fund which is not specifically allocated to any Fiduciary, or with respect to which the allocation is in doubt, shall be deemed allocated to the Employer. In general, the Employer shall have the sole responsibility for making the contributions, as specified in Article 11 and subject to the provisions of Article 11, necessary to provide benefits under the Plan. The Sponsoring Employer by action of its Board shall have the sole authority to appoint and remove the Trustee and the members of the Committee and to amend or terminate, in whole or in part, this Plan and the Trust. The Committee shall have the sole responsibility for the administration of this Plan, as specifically described in this Plan and the Trust. The Trustee shall have the sole responsibility for the administration of the Trust and the management of the Trust assets, except as otherwise specifically provided in this Plan and the Trust.

     The Sponsoring Employer, by written instrument filed with the records of the Plan, may designate fiduciary capacities and/or Fiduciaries other than those named herein. A Fiduciary may serve in more than one fiduciary capacity in respect to the Plan. A Fiduciary shall have the authority to delegate responsibilities, as provided above, and may employ one or more parties to render advice with regard to any responsibility he has under the Plan.

10.02     INDEMNIFICATION

     The Employer shall indemnify each member (and former member) of the Committee and any other employee, officer or director (and former employee, officer or director) of the Employer against any claims, loss, damage, expense and liability (other than amounts paid in settlement not approved by the Employer) reasonably incurred by him in connection with any action or failure to act to which he may be party by reason of his membership on the Committee or performance of an authorized duty or responsibility for or on behalf of the Employer pursuant to the Plan or Trust unless the same is determined to be the result of the individual's gross negligence or willful misconduct. Such indemnification by the Employer shall be made only to the extent (i) such expense or liability is not payable to or on behalf of such person under liability insurance coverage; and (ii) the Trust is precluded from assuming such expense or liability because of the operations of ERISA Section 410 or other applicable law. The foregoing right to indemnification shall be in addition to any other rights to which any such person may be entitled as a matter of law.

10.03     APPOINTMENT OF COMMITTEE

     The Plan shall be administered by a Committee consisting of at least three
(3) persons who shall be appointed by and serve at the pleasure of the Board. A person who is selected as a member of the Committee also may serve in one or more other fiduciary capacities with respect to the Plan and may be a Participant. The Board shall have the right to remove any member of the Committee at any time, and a member may resign at any time by written resignation to the Board. The Board may fill by appointment any vacancy in the membership of the Committee. All usual and reasonable expenses of the Committee incurred by them in the administration of the Plan and Trust, including but not limited to fees and expenses of professional advisors referred to above, shall be paid by the Trust Fund unless such expenses are paid by the Employer. All or part of such expenses may be paid by the Employer, but the Employer shall be under no obligation to pay any such expenses. Any members of the Committee who are full-time employees of the Employer shall not receive compensation with respect to their services as a member of the Committee.

10.04     RECORDS AND REPORTS

     The Committee shall exercise such authority and responsibility as it deems appropriate in order to comply with the Code, ERISA, and governmental regulations issued thereunder relating to records of Participants, Service and Benefit Service, benefits, notifications to Participants, annual registration with the Internal Revenue Service, and annual reports to the Department of Labor. The Employer and the Committee shall each keep or cause to be kept such Employee and Participant data and other records, and shall each reasonably give notice to the other of such information, as shall be proper, necessary or desirable to effectuate the purpose of the Plan. Neither the Employer nor the Committee shall be required to duplicate any records kept by the other.

10.05     OTHER COMMITTEE POWERS AND DUTIES

     The Committee shall have such duties and powers as may be necessary to discharge its duties hereunder, including, but not by way of limitation, the following:

     (a) To construe and interpret the Plan, including the supplying of any omissions in accordance with the intent of the Plan, decide all questions of eligibility, determine the amount, manner and time of payment of any benefits hereunder, and to authorize the payment of benefits;

     (b) To prescribe forms and procedures to be followed by the Partic-ipants, spouses, and Beneficiaries filing applications for benefits;

     (c) To prepare and distribute, in such manner as the Committee de-termines to be appropriate, information explaining the Plan;

     (d) To receive from the Employer and from Participants such informa-tion as shall be necessary for the proper administration of the Plan;

     (e) To furnish the Employer, upon request, such annual reports with respect to the administration of the Plan as are reasonable and appropriate;

     (f) To receive, review and keep on file (as it may deem convenient or proper) reports of the financial condition, and of the receipts and disbursements, of the Trust Fund from the Trustee;

     (g) To appoint, employ or designate individuals to assist in the administration of the Plan and any other agents it deems advisable, including legal and actuarial counsel;

     (h) To make such equitable and practical adjustments as may be necessary to correct mistakes of fact or other errors; and

     (i) To exercise such other powers and duties as the Board may delegate to it.

     The Committee may retain auditors, accountants, physicians, actuaries, legal counsel and other professional advisors selected by it. The opinion of, or information and data contained in any certificate or report or other material prepared by any such auditor, physician, actuary, accountant, legal counsel, or other professional advisor, shall be full and complete authority and protection in respect of any action taken, suffered or omitted by the Committee or other Fiduciary in good faith and in accordance with such opinion or information and no member of the Committee or other Fiduciary shall be deemed imprudent by reason of any such action.

10.06     RULES AND DECISIONS

     The Committee may adopt such rules as it deems necessary, desirable or appropriate for the proper and efficient administration of the Plan and as are consistent with the provisions of the Plan. Rules and decisions of the Committee shall not discriminate in favor of officers, directors, or Highly Compensated Employees of the Employer. When making a determination or calculation, the Committee shall be entitled to rely upon information fur-nished by a Participant, spouse, Contingent Annuitant or Beneficiary, the Em-ployer, the legal counsel of the Employer, an Actuary, consultant, or the Trustee. The Committee shall have and shall exercise complete discretionary authority to construe, interpret and apply all of the terms of the Plan, including all matters relating to eligibility for benefits, amount, time or form of benefits, and any disputed or allegedly doubtful Plan terms. Any such construction, administration, interpretation or application shall be final, binding and conclusive upon all persons including, but not by way of limitation, Employees, Participants, spouses, Contingent Annuitants, Beneficiaries, and their heirs, and personal representatives, and any other person claiming an interest under the Plan and shall not be deemed imprudent. In exercising such discretion, the Committee shall give controlling weight to the intent of the Plan.

10.07     COMMITTEE PROCEDURES

     The Committee may act at a meeting or in writing without a meeting. All decisions of the Committee shall be made by the vote of the majority including actions in writing taken without a meeting. The Committee may adopt such operating procedures and regulations as it deems desirable for the conduct of its affairs and may authorize a member, or each member, of the Committee to act on its behalf in certain administrative matters deemed by them to be routine in nature, including the execution of documents. No Committee member who is a Participant shall have any vote in any decision of the Committee made uniquely with respect to such Committee member or his benefits hereunder.

10.08     AUTHORIZATION OF BENEFIT PAYMENTS

     The Committee shall issue directions to the Trustee concerning all benefits which are to be paid from the Trust Fund pursuant to the provisions of the Plan, and certify that all such directions are in accordance with the Plan.

10.09     APPLICATION AND FORMS FOR PAYMENT

     The Committee shall require a Participant to complete and file with the Committee an application for distribution of benefits and all other forms approved by the Committee for the purpose and to furnish all pertinent information requested by the Committee. The Committee may rely upon all such information furnished to it, including the Participants current mailing address. To the extent that the Committee shall prescribe forms for use by the Participants, former Participants, and their respective spouses, Contingent Annuitants or Beneficiaries in communicating with the Employer or the Committee, as the case may be, and shall establish periods during which communications may be received, they and the Employer shall respectively be protected in disregarding any notice or communication for which a form shall so have been prescribed and which shall not be made on such form and any notice or communication for the receipt of which a period shall so have been established and which shall not be received during such period, or in accepting any notice or communication which shall not be made on the proper form and/or received during the proper period. The Employer and the Committee shall respectively also be protected in acting upon any notice or other communication purporting to be signed by any person and reasonably believed to be genuine and accurate, and shall not be deemed imprudent by reason of so doing.

10.10     CLAIMS PROCEDURE

     The Committee shall notify each Participant of his entitlement to receive benefits under this Plan, and shall provide appropriate forms on which application for such benefits may be made.

     Each Participant, spouse, Contingent Annuitant or Beneficiary claiming a benefit under the Plan must complete and file such application forms with the Committee. One Committee member (or his designee) shall be designated to review all applications for benefits. He shall notify the claimant in writing of his decision within ninety (90) days of his receipt of the application. If special circumstances require any extension of time (not to exceed ninety (90) days) for processing the claim, the claimant will be notified in writing of the extension prior to the expiration of the initial ninety (90) day period.

     The reviewing member of the Committee shall make all determinations on behalf of the Committee as to the right of any person to a benefit. Any denial by the reviewing Committee member of a claim for benefits shall be stated in writing and delivered or mailed to the claimant. The notice shall be written to the best of the reviewing Committee member's ability in a manner that may be understood without legal or actuarial counsel. Such notice shall set forth specific reasons for the denial, specific references to the pertinent Plan provisions on which the denial is based, an explanation of the Plan's claim review procedures, and, if applicable, a description of additional material or information necessary for the claimant to perfect his claim. If the reviewing Committee member rejects the application solely because the claimant failed to furnish certain necessary material or information, the notice shall explain what additional material is needed and why, and advise the claimant that he may refile a proper application under the above claim procedure.

10.11     APPEAL AND REVIEW PROCEDURE

     If a claim has been denied by the reviewing Committee member, the claimant may appeal the denial within sixty (60) days after his receipt of written notice thereof by submitting in writing to the Committee a request for review of the denial of such claim. A claimant may also submit a written statement of issues and comments concerning his claim, and he may request an opportunity to review the Plan, the Trust and any other pertinent documents (which shall be made available to him by the Committee within thirty (30) days after its receipt of a copy of the request) at a convenient location during regular business hours.

     If an appeal is made, the Committee shall render its final decision with the specific reasons therefor in writing and transmit it to the claimant by certified mail within 60 days of its receipt of the request for review (or within 120 days in the event a hearing is granted).

10.12     EVIDENCE

     Evidence required of anyone under the Plan may be given by certificate, affidavit, document or in such other form as the person to whom such evidence is given considers appropriate.

     ARTICLE 11 - FUNDING OF THE PLAN


11.01     MEDIUM OF FUNDING

     The Plan will be funded through one or more Trust Funds established by the Employer.

11.02     CONTRIBUTIONS

     The Employer shall make such contributions to the Trust Fund from time to time as may be necessary to maintain the Plan on a sound actuarial basis and meet the funding requirements of ERISA. In determining such contributions, the earnings of the Trust Fund and any amounts forfeited by Terminated Participants shall be considered as a part of the Trust Fund in establishing the cost of maintaining the Plan.

11.03     FUND TO BE FOR THE EXCLUSIVE BENEFIT OF PARTICIPANTS

     The contributions made to the Trust Fund by the Employer under the Plan shall be for the exclusive benefit of Participants, Retired Participants, and Terminated Participants, and no part of the Trust Fund shall revert to the Employer, except such amounts as may remain after the satisfaction of all liabilities to Participants, Retired Participants, Terminated Participants, surviving spouses, Contingent Annuitants, and Beneficiaries upon termination of the Plan.

11.04     FORFEITURES

     All amounts forfeited by Terminated Participants shall be used to reduce the Employer's cost of the Plan, and shall not be used to increase the benefits of other Participants under the Plan.

11.05     INTERESTS OF PARTICIPANTS IN TRUST FUND

     No Participant shall have any right, title or interest in any part of the assets of any Trust Fund except as and to the extent expressly provided by the Plan.

11.06     PAYMENT OF EXPENSES

     It is intended that the administrative and all other expenses of the Plan shall be paid by the Trust Fund, unless such expenses are paid by the Employer. All or part of such expenses may be paid by the Employer, but the Employer shall be under no obligation to pay any such expenses.

     ARTICLE 12 - PAYMENT OF RETIREMENT BENEFITS


12.01     PAYMENT OF SMALL AMOUNTS

     In the event that the Actuarial Equivalent value of any benefits under the Plan would be $3,500 or less (or such other amount as provided by applicable law or regulation) on the date of distribution, the Committee shall authorize the payment of such Actuarially Equivalent amount in a lump sum.

     No distribution may be made under this Section 12.01 after a Participant's Benefit Commencement Date, unless the Participant and the Participant's spouse (or where the Participant has died, the surviving spouse) consents in writing to such distribution.

12.02     DEEMED DISTRIBUTION

     If the Actuarial Equivalent of the vested portion of a Participant's accrued benefit is zero, the Participant shall be deemed to have received a single sum distribution of the vested portion of his accrued benefit on his date of termination of employment and the nonvested portion of his accrued benefit shall thereupon be forfeited. If such Participant resumes employment covered under the Plan before the date he incurs a Break in Service on or after January 1, 1985 which equals or exceeds the greater of five years or the number of years of Service which the Employee completed prior to the Break in Service, the nonvested portion of the accrued benefit forfeited pursuant to this Section
12.02 shall be restored on the Participant's date of reemployment.

12.03     PAYMENTS FOR INCAPACITATED PERSONS

     Whenever, in the Committee's opinion, a person entitled to receive any payment of a benefit, or installment thereof, hereunder is under a legal disability or is incapacitated in any way so as to be unable to manage his financial affairs, the Committee may direct the Trustee to make payments to the legal representative of such person. Any payment of a benefit or installment thereof in accordance with the provisions of this Section shall be a complete discharge of any liability for the making of such payment under the provisions of the Plan.

     If any Beneficiary of any Participant or former Participant shall be a minor, the Trustee shall be fully protected in making any payment required to be made to such minor to any person who shall be a custodian or guardian for such minor.

12.04     SPENDTHRIFT

     Except as provided in Section 12.05, no benefit payable at any time under the Plan shall be subject in any manner to alienation, anticipation, sale, transfer, assignment, pledge, attachment or encumbrance of any kind. No benefit and no Trust Fund established in connection with the Plan shall in any manner be subject to the debts or liabilities of any person entitled to such benefit.

12.05     PAYMENT UNDER QUALIFIED DOMESTIC RELATIONS ORDERS

     Notwithstanding any provision of the Plan to the contrary, if there is entered any qualified domestic relations order (within the meaning of Section 414(p) of the Code and ERISA Section 206(d)(3)(B), as added by the Retirement Equity Act of 1984) that affects the payment of benefits hereunder, such benefits shall be paid in accordance with the applicable requirements of such order.

12.06     LATEST COMMENCEMENT OF BENEFITS

     (a) In no case, unless the Participant otherwise elects in accordance with Section 401(a)(14) of the Code and the Treasury Regulations promulgated thereunder, will the payment of benefits to any Participant commence later than the 60th day after the latest of the following: (i) the close of the Plan Year of the Participant's Normal Retirement Date (as defined in Section 4.01); (ii) the close of the Plan Year in which occurs the tenth anniversary of the year in which the Participant commenced participation in the Plan; or (iii) the close of the Plan Year in which the Participant terminates his service with the Employer and all Affiliated Employers.

     (b) Notwithstanding the foregoing, benefits from the Plan shall begin no later than April 1 of the calendar year following the calendar year in which the Participant attains age 70- 1/2, except that:

               (i) For Participants who have attained age 70-1/2 prior to January 1, 1988, the date on which benefits are required to begin shall be determined in accordance with (A) or (B) below.

                    (A) 5% Owner. Benefits from the Plan for a Participant who is a 5% owner during any Plan Year beginning after December 31, 1979, shall begin on the first day of April following the later of:

                          (i)     the calendar year in which the Participant
attains age 70-1/2  or

                         (ii)     the earlier of the calendar year with or
within which ends the Plan Year in which the Participant becomes a 5% owner, or the calendar year in which he retires.

                    (B) Non-5-Percent Owners. Benefits from the Plan for a Participant who is not a 5% owner shall begin on the first day of April of the calendar year following the calendar year in which the Participant attains age 70- 1/2 or terminates employment, whichever occurs later.

                    (C) For purposes of paragraphs (A) and (B) above, a Participant shall be treated as a 5% owner if such Participant is a 5% owner as defined in Section 416(i) of the Code (determined in accordance with Section 416 but without regard to whether the Plan is top-heavy) at any time during the Plan Year ending with or within the calendar year in which such owner attains age 66-1/2 or any subsequent Plan Year.

               (ii) For Participants who are not 5% owners and who attain age 70- 1/2 during 1988 and who have not retired as of January 1, 1989, benefitS from the Plan shall begin on April 1, 1990.

12.07     COMMENCEMENT OF BENEFITS PRIOR TO NORMAL RETIREMENT AGE

     Notwithstanding anything herein to the contrary, except as provided in
Section 12.01, no benefit shall commence to the Participant or the Participant's spouse prior to the date the Participant attains or would have attained his Normal Retirement Age without the consent of the Participant and the Participant's spouse, if required by applicable law. Such consent must be obtained not more than 90 days prior to the Benefit Commencement Date.

12.08     DISTRIBUTION OF BENEFITS BEGINNING BEFORE DEATH AND AFTER DEATH

     (a) Distribution Beginning Before Death. If distribution to the Participant has begun and the Participant dies before his entire Vested Benefit has been distributed, the remaining portion of such Vested Benefit shall be distributed to his Beneficiary or Contingent Annuitant, as least as rapidly as under the method of payment in effect at the Participant's date of death.

     (b) Distribution Beginning After Death. If the Participant dies before commencement of his Vested Benefit, distribution of the Participant's entire Vested Benefit shall be completed by December 31 of the calendar year containing the fifth anniversary of the Participant's death, except that:

               (i) if the Participant's designated Beneficiary is an individual other than the Participant's spouse, the Participant's interest may be distributed over the life expectancy of his Beneficiary, beginning on or before December 31 of the calendar year immediately following the calendar year in which the Participant died; and

               (ii) if the Participant's designated Beneficiary is his spouse, the Participant's interest may be distributed over the life expectancy of his spouse, beginning on or before the later of:

                    (A) December 31 of the calendar year next following the calendar year in which the Participant died; or

                    (B) December 31 of the calendar year in which the Participant would have attained age 70 1/2.

12.09     DIRECT ROLLOVER DISTRIBUTIONS

     Notwithstanding any provision of the Plan to the contrary, if any distribution to a Distributee (i) is made on or after January 1, 1993, (ii) totals $200 or more, and (iii) constitutes an Eligible Rollover Distribution, the Distributee may elect on a form provided by the Committee to have all or part of such Eligible Rollover Distribution paid in a direct rollover to an Eligible Retirement Plan selected by the Distributee. For this purpose, a Distributee, an Eligible Rollover Distribution, and an Eligible Retirement Plan shall be defined as follows:

     (a) Distributee includes an Employee or former Employee. In addition, the Employee's or former Employee's surviving spouse and the Employee's or former Employee's spouse or former spouse who is the alternate payee under a qualified domestic relations order, as defined in Section 414(p) of the Code, are Distributees with regard to the interest of the spouse or former spouse.

     (b) Eligible Rollover Distribution means any distribution of all or any portion of the balance to the credit of a Distributee, except that an Eligible Rollover Distribution does not include any distribution that is one of a series of substantially equal periodic payments (not less frequently than annually) made for the life (or life expectancy) of the Distributee or the joint lives (or joint life expectancies) of the Distributee and the Distributee's designated beneficiary, or for a specified period of ten years or more; any distribution to the extent such distribution is required under Section 401(a)(9) of the Code; and the portion of any distribution that is not includable in gross income (determined without regard to the exclusion for net unrealized appreciation with respect to employer securities).

     (c)     Eligible Retirement Plan means a plan described below:

               (i) an individual retirement account described in Section 408(a) of the Code;

               (ii) an individual retirement annuity (other than an endowment contract) described in Section 408(b) of the Code;

               (iii) with respect to Participants and Distributees who are alternate payees only, a qualified defined contribution plan and exempt trust described in Sections 401(a) and 501(a) of the Code respectively, the terms of which permit the acceptance of rollover contributions; or

               (iv) with respect to Participants and Distributees who are alternate payees only, an annuity plan described in Section 403(a) of the Code.

     If an election is made to have only a part of an eligible rollover distribution paid in a direct rollover, the amount of the direct rollover must total $500 or more.

     Direct rollovers shall be accomplished in accordance with procedures established by the Committee.
     ARTICLE 13 - AMENDMENTS TO OR TERMINATION OF THE PLAN

13.01     RIGHTS OF THE EMPLOYER TO AMEND OR TERMINATE

     (a) While it is the intention of the Employer to continue the Plan indefinitely, the Employer reserves the right to modify, amend or terminate the Plan in whole or in part at any time by an instrument in writing pursuant to authority of a vote of the Board of Directors; provided, however, that the Plan shall not be amended in such manner as would cause or permit any part of the Trust to be diverted for purposes other than for the exclusive benefit of Participants, Retired Participants, and Terminated Participants; decrease a Participant's accrued benefit or eliminate an optional form of payment with respect to benefits accrued as of the later of the (a) the date such amendment is adopted, or (b) the date the amendment becomes effective; or to revert to or become the property of the Employer, prior to the satisfaction of all liabilities under the Plan with respect to Participants, Retired Participants, Terminated Participants, surviving spouses, Contingent Annuitants, and Beneficiaries.

     (b)     If any Plan amendment changes the vesting schedule set forth in
Section 6.02, each Participant who has completed at least three (3) years of Service on the effective date of the change in the vesting schedule shall have his vesting percentage computed in accordance with the vesting schedule which produces the highest vested benefit.

13.02     TERMINATION OF THE PLAN

     Upon termination of the Plan due to any reason, or partial termination in accordance with the regulations of the Treasury Department, the rights of all non-vested Participants affected by such termination to benefits accrued prior to the date of such termination shall be nonforfeitable. The assets of the Plan shall thereupon be allocated in accordance with the provisions of Sections 13.03 and 13.04. No Participant or any other person shall have the right to seek payment of benefits directly from the Employer and all persons shall look solely to the Trust Fund for payment of benefits. Such payments shall be made only to the extent that the funds held in the Trust are suf-ficient therefor, except as may be otherwise guaranteed by the Pension Benefit Guaranty Corporation.

13.03     LIMITATIONS ON BENEFITS UPON TERMINATION

     The allocation of the amounts in Section 13.04 shall be based on the actuarial value of the benefit payable under the Plan at Normal Retirement Age as a life annuity, without death benefit, not in excess of the lesser of:

     (a) 100% of the Participant's monthly compensation averaged over the five consecutive years in which his compensation was the highest; or

     (b) such amount as determined according to the regulations of the Pension Benefit Guaranty Corporation. Such amount shall be subject to adjustment each year to reflect changes in the Social Security contribution and benefit base, any such adjustments shall be in accordance with regulations issued by the Pension Benefit Guaranty Corporation.

13.04     ALLOCATION OF ASSETS

     After providing for the expenses incurred in terminating the Plan, the assets shall be used and applied for the benefit of Retired Participants (including surviving spouses, Contingent Annuitants, and Beneficiaries), Participants, and Terminated Participants who at the date of retirement or termination of employment may have been entitled to retirement benefits, to be allocated in the following order:

     (a) First: the accrued benefit equal to 10% of the Participant's Accumulated Contributions Account, plus 5% interest thereon from the date of termination, accrued to age 65.

     (b) Second: If any assets remain after allocation for the purposes of paragraph (a), assets shall be allocated to provide pensions for life, on the basis of the Plan provisions in effect at the beginning of the five-year period ending on the date of Plan termination, to Retired Participants (including surviving spouses, Contingent Annuitants, and Beneficiaries receiving benefits) who have been receiving benefits for three years prior to the date of termination and Participants and Terminated Participants who have met the requirements for normal or early retirement benefit at least three years prior to the date of termination.

     (c) Third: If any assets remain after allocation for the purposes of paragraphs (a) and (b), they shall be allocated to provide a benefit for life, on the basis of the Plan provisions in effect five years prior to the date of Plan termination, to all other Retired Participants (including surviving spouses, Contingent Annuitants, and Beneficiaries receiving benefits) and all other Participants and Terminated Participants who are not included in paragraph
(a) and who have met the requirements for Normal or Early Retirement or for a Vested Benefit under Article 6 at the date of termination.

     (d) Fourth: If any assets remain after allocation for the purposes of paragraphs (a), (b), and (c), they shall be allocated to provide the bene-fit, if any, in excess of the benefit provided by the allocations under paragraphs (a), (b), and (c) necessary to bring the benefits of Retired Participants (including surviving spouses, Contingent Annuitants, and Beneficiaries) and all Participants and Terminated Participants who have met the requirements for Normal or Early Retirement or a Vested Benefit under Article 6 at the date of Plan termination up to the full amount of the accrued retirement benefit provided under the Plan as of the date of Plan termination, such benefits to be determined without regard to the maximum benefit stated in
Section 13.03.

     (e) Fifth: If any assets remain after allocation for the purposes of paragraphs (a), (b), (c), and (d), they shall be allocated to provide benefits to all other Participants of the Plan on the date of Plan termination, such benefits to be determined without regard to the maximum benefit stated in
Section 13.03.

     (f) Sixth: If any assets remain after the complete allocation for the foregoing purposes of this Article 13, they shall be returned to the Employer.

     If the allocable assets are insufficient to provide in full for the al-locations under any of the foregoing paragraphs after the provision for all allocations under previous paragraphs, each allocation under such paragraph as to which assets are insufficient shall be reduced pro-rata.

     No allocations will be made under the foregoing Section with respect to any benefits accrued under the Plan after the Secretary of the Treasury has issued notice that the Plan does not meet the requirements of Section 401(a) of the Code.

13.05     DISTRIBUTION MEDIA

     The allocations for which provision is made in this Article 13 may be accomplished through:

     (a)     group contracts or individual annuity contracts; or

     (b)     cash, or

     (c)     any combination of the foregoing.

     ARTICLE 14 - DISTRIBUTION LIMITATIONS AND EARLY TERMINATION PROVISIONS


14.01     DISTRIBUTION LIMITATIONS

     (a) For purposes of this Section 14.01, the following terms shall have the indicated meaning:

               (i) "Benefits" means the sum of the Participant's accrued benefit and all other benefits to which he is entitled under the Plan, but excluding any death benefit provided for by insurance on the Participant's life.

               (ii) "Restricted Participant" means, with respect to a Plan Year, a Highly Compensated Employee who is a Participant and who, if there are more than 25 Highly Compensated Employees, is one of the 25 Highly Compensated Employees with the highest Total Annual Pay, as defined in subparagraph (iii) below.

                    An individual who is a Restricted Participant in a Plan Year shall be a Restricted Participant in a subsequent Plan Year only if he satisfies the conditions of the previous sentence in such subsequent Plan Year.

                    If more than one individual has the same Total Annual Pay, the younger individual shall be deemed to have the higher Total Annual Pay.

               (iii)     "Total Annual Pay" means, with respect to any Plan
Year:

                    (A) In the case of a Highly Compensated Employee who is not currently employed by the Employer or an Affiliated Employer, the greater of his Section 415 Compensation (as defined in Section 5.04(c)) for the Plan Year in which he ceased to be employed by the Employer or an Affil-iated Employer, or his Section 415 Compensation for the Plan Year immediately preceding that Plan Year, and

                    (B) In the case of a Highly Compensated Employee who is currently employed by the Employer or an Affiliated Employer, the greater of his
Section 415 Compensation for the Plan Year in question or for the prior Plan
Year.

     (b) Subject to paragraph (c) below, a Restricted Participant may not receive his Benefits under this Plan in the form of a single lump sum payment, or other benefit form under which payments during a single year would exceed the annual payments that would be made on behalf of such Participant under a single life annuity that is the Actuarial Equivalent of his benefits (other than the benefits described in paragraph (c)(iii) below).

     (c)     The limitation of paragraph (b) above shall not apply:

               (i) to any payment, if the value of Plan assets after such payment equals or exceeds 110% of the value of the Plan's "current liabilities" (within the meaning of Section 412(1)(7) of the Code); or

               (ii) if the value of the Restricted Participant's Benefit is less than 1% of the value of such current liabilities, or

               (iii) to payment of benefits attributable to transferred balances from defined contribution plans or to employee contributions.

     (d) In the event that Congress provides by statute, or the Internal Revenue Service provides by regulation or ruling, that the limitations set forth in this Section 14.01 are not necessary for the Plan to meet the requirements of
Section 401(a) or other applicable provisions of the Code then in effect, such limitations shall become void and shall no longer apply without the necessity of further amendment to the Plan.

     (e) Notwithstanding the foregoing, the limitations of paragraph (b) above shall not apply to any Restricted Participant otherwise subject thereto who enters into a prior written agreement with the Committee to the effect that if the Plan is terminated and distribution of benefits has been or will be made to such Participant regardless of the limitation of paragraph (b) above, such Participant (or, in the case of his death, his estate or representatives) shall repay to the Trustee a sum equal to the total amounts by which his benefits under the Plan shall exceed benefits determined under the preceding limitation ("Restricted Benefits").

14.02     EARLY TERMINATION PROVISIONS

     This Section 14.02 is effective for Plan Years beginning before January 1, 1994.

     (a)     Employees Affected

          At any time within ten years after January 1, 1979 or the effective date of any other benefit increase under the Plan, the retirement benefits provided by Employer contributions under the Plan for the twenty-five highest-paid Employees in the employ of the Employer on the effective date of such benefit increase, but excluding any Employees whose annual retirement benefits will not exceed $1,500, will be subject to the conditions set forth in paragraphs (b) and (c) below. The term "benefit increase" as used herein means any amendment to the Plan which increases the amount of benefits provided under the Plan, excepting, however, any such amendment which the Internal Revenue Service determines does not have the effect of substantially increasing the possibility of discrimination within the meaning of the applicable Treasury Department Regulations.

     (b)     Amounts Not Restricted

          For the purposes of this Section 14.02,
               (i) "Unrestricted benefits" at any time means benefits of the form called for by the Plan which have been provided by Employer contributions, not exceeding the largest of the following amounts:

                    (A) The amount which could have been allocated to a Participant under the Plan if the Prior Plan had been continued without the changes effective as of the date of such increase in benefits;

                    (B)     $20,000

                    (C) The amount which could have been allocated to a Participant under the Prior Plan if the Prior Plan had been terminated as of the effective date of the benefit increase, plus an amount computed by multiplyin 20% of the first $50,000 of a Participant's average annual compensation by the number of years between the benefit increase and (i) the date of Plan termination, or (ii) the date on which benefits become payable to the Participant during the ten-year period following the benefit increase, whichever date is applicable;

                    (D) An amount equal to the Actuarial Equivalent, as of the date of Plan termination or the date such benefit becomes payable, if earlier, of a monthly benefit of $1,687.50, payable in the form of a life annuity at age 65. Such dollar amount shall be subject to adjustment in accordance with Pension Benefit Guaranty Corporation Regulations pursuant to ERISA Section 4022. If, however, such Participant owns more than 10% of either the voting stock or all stock of the Employer, the limitation under this subsection (D) shall not exceed the present value of benefits guaranteed for such Participant under ERISA Section 4022 as of the Plan termination date, or, if the Plan has not been terminated, as of the date the benefit commences but calculated as if the Plan had been terminated as of such date.

     (c)     Conditions

               (i) If the Plan is terminated or if the full current costs thereof have not been met at any time within the ten years after the effective date of a benefit increase, the retirement benefits which any of the Participants referred to in paragraph (a) may receive from Employer contributions (including any unrestricted benefits already received up to that time) shall not exceed the unrestricted benefits at that time; provided that if and when the restrictions of this Section 14.02 no longer apply, the excess of the retirement income payments otherwise payable, over the actual retirement income payments made during the period that such restrictions were in effect, shall be paid to the Participant.

               (ii) If any Participant referred to in paragraph (a) leaves the service of the Employer or an Affiliated Employer when the full current costs have not been met, the retirement benefit which he may receive from Employer contributions (including any retirement benefits he has already received) shall not, at any time within the ten years after the effective date of a benefit increase, exceed his unrestricted benefits at that time.

               (iii) The foregoing conditions shall not restrict the current payment of full retirement income benefits called for by the Plan to any retired Participant or Terminated Participant or to any surviving spouse, Contingent Annuitant or Beneficiary while the Plan is in full effect and its full current costs have been met.

     ARTICLE 15 - TOP-HEAVY PROVISIONS


15.01     ARTICLE CONTROLS
      Any Plan provisions to the contrary notwithstanding, the provisions of this Article 15 shall control to the extent required to cause the Plan to comply with the requirements imposed by Section 416 of the Internal Revenue Code.

15.02     DEFINITIONS

     Where the following words and phrases appear in this Article 15, they shall have the respective meanings set forth below, unless their context clearly indicates to the contrary:

     (a)     Account Balance

          As of any Valuation Date, the aggregate amount credited to an individual's account or accounts under a qualified defined contribution plan (excluding the employee contributions which were deductible within the meaning of Section 219 of the Code and rollover or transfer contributions made by or on behalf of such individual to such plan from another qualified plan, sponsored by an entity other than the Employer or an Affiliated Company) increased by (i) the aggregate distributions made to such individual from such plan during a five-year period ending on the Determination Date and (ii) the amount of any contributions due as of the Determination Date immediately following such Valuation Date;

     (b)     Accrued Benefit

          As of any Valuation Date, the present value (computed on the basis of the Assumptions) of the cumulative accrued benefit (excluding the portion thereof which is attributable to employee contributions which were deductible pursuant to Section 219 of the Code, to rollover or transfer contributions made by or on behalf of such individual to such plan from another qualified plan sponsored by an entity other than the Employer or an Affiliated Company, to proportional subsidies or to ancillary benefits) of an individual under a qualified defined benefit plan increased by the aggregate distributions made to such individual from such plan during a five-year period ending on the Determination Date;

     (c)     Affiliated Company

          Any corporation or other business entity which is required to be aggregated with the Employer by reason of Section 414(b), 414(c) or 414(m) of the Code;

     (d)     Aggregation Group

          The group of qualified plans (including terminated plans maintained within the five-year period ending on the Determination Date) maintained by the Employer and each Affiliated Company consisting of (i) each plan in which a Key Employee participates and each other plan which enables a plan in which a Key Employee participates to meet the requirements of Section 401(a)(4) or 410 of the Code, or (ii) each plan in which a Key Employee participates, each other plan which enables a plan in which a Key Employee participates to meet the requirements of Sections 401(a)(4) and 410 of the Code and any other plan which the Employer elects to include as part of such group; provided, however, that the Employer may not elect to include a plan in such group if its inclu-sion would cause the group to fail to meet the requirements of Sections 401(a)(4) and 410 of the Code;

     (e)     Assumptions

          For purposes of this Article 15, the interest rate and mortality assumptions specified in Section 1.02(a) of the Plan;

     (f)     Determination Date

          For the first Plan Year of any plan, the last day of such Plan Year, and for each subsequent Plan Year of such plan, the last day of the preceding Plan Year;

     (g)     Former Key Employee

          With respect to any Plan Year, any individual who was a Key Employee in a previous Plan Year but who is not a Key Employee with respect to such Plan Year. For purposes of this definition, a beneficiary (who would not otherwise be a Key Employee) of a deceased Former Key Employee shall be deemed to be a Former Key Employee in substitution for such deceased Former Key Employee;

     (h)     Highest Average Compensation

          The highest annual average of the taxable compensation paid by the Employer to an Employee during any five (5) consecutive Plan Years (excluding Plan Years prior to the first Plan Year the Plan was top-heavy and excluding Plan Years subsequent to the last Plan Year the Plan was top-heavy), or during all of such Plan Years during which the Employee received taxable compensation from the Employer, if less than five (5);

     (i)     Key Employee

          With respect to any Plan Year, any individual who at any time during such Plan Year or during any of the four (4) Plan Years immediately preceding such Plan Year was (i) an officer of the Employer or an Affiliated Company having an annual compensation greater than (i) 150% of the dollar limitation specified in Section 415(b)(l)(A) of the Code for any such Plan Year, (ii) one of the ten employees having an annual compensation greater than the dollar limitation specified in Section 415(c)(l)(A) of the Code for any such Plan Year, and owning the largest interests in the Employer or an Affiliated Company and owning greater than a 1/2 percent interest in the Employer or an Affiliated Company, (iii), an owner of five percent (5%) or more of the outstanding stock of the Employer or an Affiliated Company or of stock possessing five percent or more of the total combined voting power of all of the stock of the Employer or an Affiliated Company, or (iv) an employee whose Remuneration (during the Plan Year including the Determination Date) exceeded $150,000 and who was an owner of one percent or more of the outstanding stock of the Employer or an Affiliated Company or of stock possessing one percent or more of the total combined voting power of all of the stock of the Employer or an Affiliated Company. For 7purposes of this definition, (i) an individual shall be deemed to own stock owned by other individuals as provided in Section 318 of the Code, but substituting 5% for 50% in subparagraph (C) of Section 318(a)(2) of the Code,
(ii) a beneficiary (who would not otherwise be a Key Employee) of a deceased Key Employee shall be deemed to be a Key Employee in substitution for such deceased Key Employee, and (iii) the total number of Key Employees who are officers of the Employer and the Affiliated Companies shall be limited to: if there is a total of less than thirty (30) employees of the Employer and the Affiliated Companies, three (3); if there is a total of more than thirty (30) but less than five hundred (500) employees of the Employer and the Affiliated Companies, ten percent (10%) of such total; and, if there is a total of more than five hundred
(500) employees of the Employer and the Affiliated Companies, fifty (50);

     (j)     Non-Key Employee

          An individual who is not a Key Employee.

     (k)     Plan Year

          With respect to any plan, the annual accounting period used by such plan for annual reporting purposes;

     (l)     Remuneration

          An individual's earned income, wages, salaries and other amounts actually paid or made available by the Employer or an Affiliated Company to such an individual during a Plan Year for personal services actually rendered in the course of employment with the Employer or an Affiliated Company (subject to exclusion of amounts specified by regulations promulgated under Section 415 of the Code);

     (m)     Top-Heavy Service

          Each year of Service, excluding all years of Service credited prior to January 1, 1984 and all years of Service with respect to Plan Years for which the Plan was not top-heavy;

     (n)     Valuation Date

          With respect to any Plan Year of any defined contribution plan, the most recent date within the twelve (12) month period prior to a Determination Date as of which the trust fund established under such plan was valued and the net income (or loss) thereof allocated to Participants' accounts. With respect to any Plan Year of a defined benefit plan, the most recent date within a twelve-month period prior to a Determination Date as of which the plan assets were valued for purposes of computing plan costs for purposes of the requirements imposed under Section 412 of the Code.

15.03     TOP-HEAVY STATUS

     (a) The Plan shall be deemed a top heavy plan for a Plan Year if, as of the Valuation Date preceding the applicable Determination Date, the sum of (1) the present value of accrued benefits of Key Employees under this Plan and all other defined benefit plans in the Aggregation Group, and (2) the account balances of Key Employees under all defined contribution plans in the Aggregation Group exceeds 60% of the sum of (3) the present value of accrued benefits of all Participants under this Plan and all other defined benefit plans in the Aggregation Group (but excluding Participants who are former Key Employees); and (4) the account balances of all Participants under all defined contribution plans in the Aggregation Group.

          For purposes of this test, the following rules shall apply:

               (i) Subject to subparagraph (ii) below, any distributions from this Plan or any other plan in the Aggregation Group, and any accrued benefit distributed from any other plan in the Aggregation Group during the five Plan Years ending on the Determination Date shall be taken into consideration.

               (ii) The benefits of and distributions to all former employees who have not been credited with at least one Hour of Service during the period of five years ending on the Determination Date shall be disregarded, provided, however, that if such former Employee again completes an Hour of Service with the Employer after such five year period, such former Employee's accounts shall be taken into consideration.

                    Notwithstanding any provision of this paragraph (ii) to the contrary, in any Plan Year in which this Plan is a top heavy Plan, each Non-Key Employee who is also covered under a defined contribution plan of the Employer, shall accrue a Minimum Benefit as provided by this Plan.

               (iii) If an Employee is not a Key Employee for the Plan Year containing the Determination Date, but such individual was a Key Employee during any previous Plan Year, the value of his or her benefits and distributions shall not be taken into consideration.

               (iv) Solely for purposes of determining if the Plan or any other plan in the Required Aggregation Group is a top heavy plan for a Plan Year, the accrued benefits under any defined benefit plans of Employees who are not Key Employees shall be determined for Plan Years beginning after 1986 under the method, if any, which is uniformly applied for accrual purposes under all defined benefit plans maintained by the Employer or an Affiliated Employer or, if there is no such method, as if such benefit accrued not more rapidly than under the slowest accrual rate permitted under Section 411(b)(1)(C) of the Code.

               (v) The determination of account balances under all defined contribution plans in the Aggregation Group shall be increased for contributions due as of the Determination Date to the extent required under Section 416 of the Code.

               (vi) The determination of the present value of accrued benefits under all defined benefit plans in the Aggregation Group shall be based on the interest rate and mortality table specified in Section 1.02(a).

               (vii) Distributions, rollovers and trust to trust transfers shall be taken into consideration to the extent required under Section 416 of the Code.

          The calculation of the top heavy ratio shall be made in accordance with the provisions of Section 416 of the Code.

     (b) If the Plan is determined to be top-heavy for a Plan Year, the annual retirement benefit of each Participant who is a Non-Key Employee shall not be less than the lesser of (i) or (ii), where

               (i) is two percent (2%) of the Participant's Highest Average Compensation multiplied by the Participant's Years of Top-Heavy Service; and

               (ii) is twenty percent (20%) of the Participant's Highest Average Compensation.

          The minimum annual retirement benefit provided by the preceding sen-tence means the retirement benefit payable annually under the Plan in the form of a single life annuity with no ancillary benefits and beginning on the date the Participant attains Normal Retirement Age. If a Participant actually receives his benefit under the Plan in a different form or commencing at a different time, his benefit shall not be less than the Actuarial Equivalent (using the factors set forth in Section 1.01(b)) of the foregoing minimum benefit;

     (c) If the Plan is determined to be top-heavy for a Plan Year, the Vested Benefit of any Participant who completes an Hour of Service during such Plan Year or who terminates his service with the Employer during such Plan Year shall be determined in accordance with Section 6.02, but using the following vesting schedule:
     Years of     Vested
     Service     Percentage

     Less than 2 years     0%
     2 years but less than 3 years     20%
     3 years but less than 4 years     40%
     4 years but less than 5 years     60%
     5 years or more     100%
          If the vesting schedule under the Plan for any Plan Year shifts into or out of the above schedule because of the Plan's top heavy status, such shift shall be regarded as an amendment to the Plan's vesting schedule and the provisions of Section 13.01(b) shall be applied.
          The provisions of this paragraph (c) shall not be applied to reduce the Participant's vested percentage computed in accordance with the provisions of Section 6.02.

15.04     TERMINATION OF TOP-HEAVY STATUS

     Except as specifically provided in Section 15.03(c), if the Plan has been deemed to be top-heavy for one or more Plan Years and thereafter ceases to be top-heavy, the provisions of this Article 15 shall cease to apply to the Plan effective as of the day following the Determination Date on which it is determined to no longer be top-heavy, provided, however, that the accrued benefit of any Participant under the Plan shall not be less than the minimum benefit which such Participant had accrued under Section 15.03(b) as of the last day of the last Plan Year for which the Plan was top-heavy.

     ARTICLE 16 - MISCELLANEOUS


16.01     RIGHTS AGAINST THE EMPLOYER

     Neither the establishment of the Plan, nor the Trust Fund, nor any modification thereof, nor the payment of benefits hereunder shall be construed as giving any Employee or Participant the right to be retained in the service of the Employer or as interfering with the right of the Employer to discharge any Employee at any time.

16.02     RETURN OF CONTRIBUTIONS

     (a) Notwithstanding anything to the contrary elsewhere contained in this Plan, if the Internal Revenue Service shall issue a determination letter stating that the Plan as contained herein does not meet the requirements of
Section 401 of the Internal Revenue Code, the Employer shall be entitled to receive a return of contributions made hereunder.

     (b) Nothing herein shall prohibit a return to the Employer, within one year after payment, of excess sums contributed to the Trust Fund as a result of a mistake of fact.

     (c) Each employer contribution is specifically conditioned on the deductibility of the contribution under Section 404 of the Code, and to the extent such contribution, or any part thereof, is disallowed, the contribution, or any part thereof that is disallowed, shall be returned to the Employer within one year after the date of disallowance.

     (d)     The return of a contribution to the Employer pursuant to paragraph
(b) or (c) above shall be permitted hereunder only if the amount so returned (i) is the excess of the amount actually contributed over the amount which would have otherwise been contributed, (ii) does not include the earnings attributable to such contribution and (iii) is reduced by any losses attributable to such contribution.

16.03     MERGER

     Unless otherwise permitted by law or regulations, the Plan shall not be merged into, or consolidated with, nor shall any assets or liabilities be transferred to, any other pension or retirement plan under circumstances resulting in a transfer of assets or liabilities from the Plan to such other plan unless immediately after any such merger, consolidation or transfer each Employee would if such other plan then terminated, receive a benefit which is equal to or greater than the benefit he would have been entitled to receive immediately before the merger, consolidation or transfer, if the Plan had then terminated.

16.04     LEASED EMPLOYEES

     For purposes of the Plan, the term "leased employee" means any person who would not otherwise be considered an Employee but who, pursuant to an agreement between the Employer or an Affiliated Employer and a leasing organization (within the meaning of Section 414(n)(2) of the Code) has performed services for the Employer or Affiliated Employer on a substantially full time basis for a period of at least one year, and such services are of a type historically performed by employees in the business field of the Employer or Affiliated Employer. Contributions or benefits provided a leased employee by the leasing organization which are attributable to services performed for the Employer or Affiliated Employer shall be treated as provided by the Employer or Affiliated Employer.

     A leased employee shall not be considered an Employee if:

     (a) Such individual is covered by a money purchase pension plan providing (i) a nonintegrated employer contribution rate of at least ten percent of his "Section 415 Compensation" (as defined in Section
5.04(c)), but including amounts contributed pursuant to a salary reduction agreement which are not includable in gross income under Section 125, 402(a)(8), 402(h), or 403(b) of the Code, (ii) immediate participation, and (iii)
 full and immediate vesting;
and

     (b) leased employees constitute twenty percent or less of the Employer's or Affiliated Employer's nonhighly compensated workforce (within the meaning of Section 414(n)(5)(C)(ii) of the Code).


16.05     APPLICABLE LAW

     The provisions of this Plan shall be governed and construed in accordance with the laws of the Commonwealth of Massachusetts.

16.06     HEADINGS

     The headings of the Plan are inserted for convenience of reference only, and shall have no effect upon the meaning of the provisions hereof.

16.07     GENDER AND NUMBER

     Wherever used in this instrument, a masculine person shall be deemed to include the masculine and feminine gender, and a singular word shall be deemed to include the singular and plural, in all cases where the context requires.

IN WITNESS WHEREOF, Watts Industries, Inc. has caused this instrument to be executed by its authorized officer and its seal affixed hereto this
day of      , 1994.

                         WATTS INDUSTRIES, INC.

(Seal)


                    By
                      ________________________

Exhibit 10.8


WATTS INDUSTRIES, INC.
EXECUTIVE INCENTIVE BONUS PLAN, AS AMENDED

I.  Purpose

The Executive Incentive Bonus Plan, as amended effective as of July 1, 1995, (the "Plan") is intended to promote the interests of Watts Industries, Inc. by offering an incentive opportunity to those officers and key executives who are employed thereby in positions which can affect overall corporate operating results and provide the greatest opportunity to contribute to current earnings and the future success of the corporation.

II.  Definitions

As used in this Plan, the terms below shall have the following meanings ascribed to them:

A. "Base Pay" shall mean base salary for the Fiscal Year before taxes, Social Security and other deductions.


B. "Committee" shall mean the Stock Option and Compensation Committee of the Board of Directors of the Company.

C. "Company" shall mean Watts Industries, Inc., including its subsidiaries and affiliates.

D. "Disability" shall mean a permanent disability which would entitle the employee to benefits under the Company's long-term disability plan.

E. "Eligible Employee" shall mean any person, including any officer or director, employed by the Company on a full time, salaried basis in a position which is primarily responsible for achieving the Company's current fiscal year financial objectives.

F. "Fiscal Year" shall mean the Company's then current fiscal year commencing on July 1st and ending June 30th.

G. "Participant" shall mean an Eligible Employee who has been selected to participate in the Plan for the Fiscal Year.

III.  Administration

The Plan shall be administered by the Committee, no member of which serving shall be eligible to receive an award under the Plan. The Committee shall have the authority to amend, modify and interpret the

Plan and to make all determinations relating to the Plan as it may deem necessary or advisable for the administration of the Plan. Decisions of the Committee on all matters relating to the Plan shall be binding and conclusive on all parties, including the Company and the Participants.

IV.  Participation

Participants for the Fiscal Year shall include the Chairman/CEO, the President, any Executive Vice President, the Chief Financial Officer and such other officers, key executives and Eligible Employees as the Committee may designate. With respect to such others, the Committee shall make its determinations based on the recommendations of the Chairman/CEO, although the Committee shall have final decision making power. During the Fiscal Year, the Committee can elect to add other employees of the Company because of promotion or other reasons warranting their inclusion or Participants may be excluded by demotion or other reasons warranting their exclusion.

V.  Operation of the Plan

A. Establishment of Goals

At the start of the Fiscal Year or as soon thereafter as practicable, the Chairman/Chief Executive Officer, the President, the Chief Financial Officer and any other officer(s) designated by the Chairman, shall, in consultation with the Committee, establish certain goals for each Participant. Each Participant will generally be assigned three goals, consisting of a sales growth objective, an economic value added ("EVA") percentage and an inventory turns objective. In the event that a Participant's position is substantially tied to a subsidiary or divisional level of the Company, then the three goals may relate to the performance of such subsidiary or division rather than to the corporation as a whole. In the discretion of the Committee, a Participant may be assigned alternative goals based on individual performance objectives or alternative business objectives.

B. Assignment of Incentive Award

The maximum potential bonus percentage for the Fiscal Year as a percentage of each Participant's Base Pay shall be assigned by the Committee after consultation with the Chairman/CEO. Each of the three goals assigned to each Participant shall carry a percentage weight of thirty three and one-third percent (33-1/3%) of the maximum potential bonus potential percentage. For those Participants who are assigned alternative goals, the Committee, in consultation with the Chairman/CEO, shall determine the relative percentage weight to be assigned to the achievement of each corporate and individual goal by the Participant. Each Participant shall then be notified of his/her respective goals and the percentage assigned to each such goal.

C. Potential to Earn Additional Bonus Above the Maximum 	Percentage

In the event that a Participant achieves 100% of each goal for all three bonus objectives, that Participant will then be eligible to receive an additional bonus up to a total of 100% of the maximum potential bonus percentage. Once an employee achieves 100% of each goal for all three bonus objectives, the potential bonus percentage assigned to each goal may be increased from 33-1/3% of the maximum potential bonus percentage on a prorata basis up to a maximum of 66-2/3%. For example, if an employee achieves 150% of the sales growth goal and 100% of the EVA and inventory turns goals, the percentage assigned to the sales growth goal will be increased from 33-1/3% to 50% and the total bonus the Participant would be eligible to receive would equal 116% of the maximum potential bonus percentage. For those Participants who are assigned more or less than three goals, each such Participant must achieve 100% of all the goals assigned to him/her in order to be eligible for an additional bonus and the amount of the additional bonus shall be proportionately adjusted to reflect the number of total goals assigned thereto.

VI. Payment of Bonus Award

As soon as practicable after the receipt of audited financial statements for the Fiscal Year and review of the performance by all Participants has been completed, the appropriate bonus award recommendations are determined by the Chairman/CEO, in consultation with the President and any other officers of the Company as deemed appropriate by the Chairman. The Committee then reviews the recommendations of the Chairman/CEO and determines the appropriate bonus awards, if any, to be paid to the Participants. Thereafter, the bonus awards as approved by the Committee shall be paid to the Participants in cash less applicable taxes.

VII.  Miscellaneous

A. Death, Disability or Other Termination

In the event that a Participant's employment is terminated during the Fiscal Year because of death or permanent disability, such Participant, or the Participant's beneficiary, shall receive a pro-rated award based on the number of months the Participant was employed during the Fiscal Year, provided that the Participant would have otherwise have been entitled to receive a bonus payment based on achievement of the goals applicable to the Participant had the Participant remained in the Company's employment through the end of the Fiscal Year.

In the event that a Participant's employment is terminated during the Fiscal Year for any reason other than death or permanent disability, the Participant shall forfeit all rights to any bonus award for that Fiscal Year; provided, however, that the Committee may permit payment for that part of the Fiscal Year in which the Participant was employed or up to all of the Fiscal Year under circumstances which warrant such exceptional treatment in the sole judgment of the Committee.

Any payments which may be made to a Participant under the terms of this provision shall be made at the same time as payments are made to the other Participants in accordance with the provisions of Article VI hereof.

B. Tax Withholding

The Company shall deduct from all awards any federal, state, or local taxes required by law to be withheld with respect thereto.

C. Claim to Awards and Employee Rights

No employee or other person shall have any right to be granted an award under the Plan. Neither this Plan nor any action taken hereunder shall be construed as giving any employee any right to be retained by the Company, nor shall any action taken hereunder be construed as entitling the Company to the services of any Participant for any period of time.

D. Nontransferability

A person's rights and interests under this Plan, including amounts payable, may not be assigned, pledged, or transferred.

E. Relationship to Other Benefits

No payment under this Plan shall be taken into account in determining any benefits under any group insurance, or other benefit plan of the Company.

F. Applicable Law

This Plan shall be construed and governed in accordance with the laws of the Commonwealth of Massachusetts.

Exhibit 10.18




                                LOAN AGREEMENT

                                   between

                  THE RUTHERFORD COUNTY INDUSTRIAL FACILITIES

                                    AND

                    POLLUTION CONTROL FINANCING AUTHORITY

                                    and


                          WATTS REGULATOR CO.

                             relating to
                             $5,000,000
     The Rutherford County Industrial Facilities and Pollution
                  Control Financing Authority
         Industrial Development Revenue Refunding Bonds
          (Watts Regulator Co. Project), Series 1994


    __________________________________________________________

  NOTE: CERTAIN RIGHTS OF THE RUTHERFORD COUNTY INDUSTRIAL FACILITIES AND POLLUTION CONTROL FINANCING AUTHORITY UNDER THIS LOAN AGREEMENT HAVE BEEN ASSIGNED TO, AND ARE SUBJECT TO A SECURITY INTEREST IN FAVOR OF, THE FIRST NATIONAL BANK OF BOSTON, TRUSTEE FOR THE OWNERS OF THE BONDS UNDER A TRUST INDENTURE OF EVEN DATE HEREWITH, AS AMENDED OR SUPPLEMENTED FROM TIME TO TIME. INFORMATION CONCERNING SUCH SECURITY INTEREST MAY BE OBTAINED FROM THE TRUSTEE AT 150 ROYALL STREET, CANTON, MASSACHUSETTS.
__________________________________________________________

DATED AS OF September 1, 1994

                                   TABLE OF CONTENTS

                                                               Page

Parties                                                           1
Recitals                                                          1

ARTICLE I     DEFINITIONS AND RULES OF CONSTRUCTION               1

Section 1.1.     Definitions                                      1
Section 1.2.     Rules of Construction                            7

ARTICLE II     REPRESENTATIONS                                    8

Section 2.1.     Representations by the Issuer.                   8
Section 2.2.     Representations, Warranties and Covenants
                  by the Company                                  9

ARTICLE III     CONSENT TO ASSIGNMENT                            12

Section 3.1.     Company Consent to Assignment of Agreement
                 and Execution of Indenture                      12

ARTICLE IV     ISSUANCE OF THE BONDS                             12

Section 4.1.     Agreement to Issue the Bonds                    12
Section 4.2.     No Third Party Beneficiary                      12

ARTICLE V     LOAN BY THE ISSUER TO THE COMPANY; REPAYMENT       13

Section 5.1.     Loan by the Issuer; Repayment                   13
Section 5.2.     No SetOff                                       13
Section 5.3.     Prepayments                                     13
Section 5.4.     Credits Against the Note                        13
Section 5.5.     Letter of Credit and Reimbursement Agreement    14
Section 5.6.     Company Approval of Indenture                   14
Section 5.7.     Outstanding Bonds                               14

ARTICLE VI     OPERATION; TAXES AND UTILITY CHARGES INSURANCE
                AND EMINENT DOMAIN                               15

Section 6.1.     Maintenance and Modification of the Plant by
                  Company                                        15
Section 6.2.     Taxes and Utility Charges                       15
Section 6.3.     Insurance                                       16
Section 6.4.     Eminent Domain                                  16
Section 6.5.     Application of Net Proceeds of Insurance
                   and Eminent Domain                            16
Section 6.6.     Parties to Give Notice                          17

ARTICLE VII     SPECIAL COVENANTS                                18

Section 7.1.     Access to the Project and Inspection            18
Section 7.2.     Further Assurances and Corrective Instruments   18
Section 7.3.     Tax and Arbitrage Covenants; Notice of Event
                   of Taxability                                 18
Section 7.4     Certificate of Information: 8038 Form            20
Section 7.5     Payment of Rebate                                20
Section 7.6.    Recording and Filing; Other Instruments          20
Section 7.7.    Administrative Expenses.                         21
Section 7.8.    Indemnity Against Claims.                        21
Section 7.9.    Release and Indemnification.                     21
Section 7.10.   Default Certificates                             22
Section 7.11.   Observe Laws                                     22
Section 7.12.   Election                                         22
Section 7.13.   No Warranty of Condition of Suitability
                  by the Issuer                                  23
Section 7.14.     Redemption of Prior Bonds.                     23

ARTICLE VIII     ASSIGNMENT, LEASING AND SELLING                 24

Section 8.1.     Assignment of this Loan Agreement or Lease or
                   Sale of the Project by the Company            24
Section 8.2.     Restrictions on Transfer of the
                   Issuer's Rights                               24
Section 8.3.     Assignment by the Issuer                        24
Section 8.4.     Merger of Issuer                                25

ARTICLE IX     EVENTS OF DEFAULT AND REMEDIES                    25

Section 9.1.     Events of Default Defined                       25
Section 9.2.     Remedies on Default                             26
Section 9.3.     Application of Amounts Realized in Enforcement
                  of Remedies                                    27
Section 9.4.     No Remedy Exclusive                             27
Section 9.5.     Agreement to Pay Attorneys' Fees and
                   Expenses                                      27
Section 9.6.     Correlative Waivers                             27

ARTICLE X     PREPAYMENTS                                        28
Section 10.1.     Optional Prepayments                           28
Section 10.2.     Mandatory Prepayments                          28
Section 10.3.     Other Mandatory Prepayments                    29

ARTICLE XI     REBATE PROVISIONS                                 29

Section 11.1.     Creation of the Rebate Fund                    29

ARTICLE XII     MISCELLANEOUS                                    30

Section 12.1.     References to the Bonds Ineffective After
                   Bonds Paid                                    30
Section 12.2.     No Implied Waiver                              30
Section 12.3.     Issuer Representative                          30
Section 12.4.     Company Representative                         30
Section 12.5.     Notices                                        30
Section 12.6.     If Payment or Performance Date Is Other Than a
                    Business Day                                 31
Section 12.7.     Binding Effect                                 31
Section 12.8.     Severability                                   32
Section 12.9.     Amendments, Changes and Modifications          32
Section 12.10.     Execution in Counterparts                     32
Section 12.11.     Applicable Law                                32
Section 12.12.     No Charge Against Issuer Credit               32
Section 12.13.     Issuer, Directors, Members, Attorneys,
                    Officers, Employees and Agents of Issuer
                    and Governing Body Not Liable                32
Section 12.14.     No Liability of Issuer; No Charge Against
                    Issuer's Credit                              33
Section 12.15.     Expenses                                      33
Section 12.16.     Amounts Remaining with the Trustee            34

MANUALLY RENUMBER these two execution lines, if necessary, since they're not part of generated TofC.

Execution by the Issuer      35

Execution by the Company      35

Exhibit A     Promissory Note

Exhibit B     The Project

                           _______________________

                                 LOAN AGREEMENT
                           _______________________


     This LOAN AGREEMENT, dated as of September 1, 1994, between THE RUTHERFORD COUNTY INDUSTRIAL FACILITIES AND POLLUTION CONTROL FINANCING AUTHORITY (the "Issuer"), a public body corporate and politic and a public instrumentality created pursuant to the laws of the State of North Carolina (the "State"), and WATTS REGULATOR CO. (the "Company"), a corporation organized and existing under the laws of the State of Massachusetts.

                  W I T N E S S E T H:

     In consideration of the respective representations and agreements contained herein, the parties hereto, recognizing that under the Act (hereinafter defined) this Loan Agreement shall not in any way obligate the State of North Carolina or any political subdivision thereof, including, without limitation, Rutherford County, North Carolina, and the Issuer, to raise any money by taxation or use other public moneys for any purpose in relation to the Project (as hereinafter defined) and that neither the State of North Carolina nor any political subdivision thereof, including, without limitation, Rutherford County, North Carolina, and the Issuer, shall pay or promise to pay any debt or meet any financial obligation to any person at any time in relation to the Project, except from moneys received or to be received under the provisions of this Loan Agreement, the Note and from the Credit Facility Issuer under a Credit Facility (each as hereinafter defined) or derived from the exercise of the rights of the Issuer thereunder, agree as follows:


ARTICLE I

DEFINITIONS AND RULES OF CONSTRUCTION tc "ARTICLE I



DEFINITIONS AND RULES OF CONSTRUCTION"      Section 1.1.     Definitions tc
"Section 1.1.     Definitions" \l 2 .

     In addition to words and terms elsewhere defined in this Loan Agreement or in the Indenture, the following words and terms shall have the following meanings:

     "Act" shall mean all applicable provisions of the Constitution and laws of the State of North Carolina, including without limitation the Industrial and Pollution Control Facilities Financing Act, Chapter 159C of the North Carolina General Statutes, as amended.

     "Administrative Expenses" shall mean the amounts payable pursuant to
Section 7.5 hereof by the Company to or for the account of the Issuer to provide for payment of reasonable costs and expenses incurred by the Issuer.
     "Affiliate" shall mean, with respect to any Person, any other Person directly or indirectly controlling or controlled by or under direct or indirect common control with such Person. For the purposes of this definition, "control", when used with respect to a Person, means the power to direct the management and policies of such Person, directly or indirectly, whether through the ownership of voting securities, by contract or otherwise, and the terms "controlling" and "controlled" have meanings correlative to the foregoing.

     "Bond" or "Bonds" shall mean The Rutherford County Industrial Facilities and Pollution Control Financing Authority Industrial Development Revenue Refunding Bonds (Watts Regulator Co. Project), Series 1994, authorized to be issued pursuant to the Bond Resolution in accordance with the Indenture in the aggregate principal amount of $5,000,000, including such Bonds issued in replacement for mutilated, destroyed, lost or stolen Bonds pursuant to Section 210 of the Indenture.

     "Bond Documents" shall mean collectively the Indenture, the Bonds, this Loan Agreement, the Note, the Letter of Credit Documents, the Tender Agency Agreement and the Remarketing Agreement.

     "Bond Resolution" shall mean the resolution adopted by the Issuer on August 30, 1994 authorizing the execution and delivery of the Issuer Documents and the issuance of the Bonds by the Issuer.

     "Cessation of Operation" shall mean that the Company has ceased, in the opinion of the Issuer, to operate the Project as an "industrial project for industry" within the meaning of the Act. A Cessation of Operation shall not be deemed to have occurred until 60 days shall have elapsed after written notice has been given to the Company by the Issuer that operations at the Project shall have ceased and the Company shall not have demonstrated to the satisfaction of the Issuer that the Company (or an assignee, lessee or buyer pursuant to Section
8.1 of the Loan Agreement) has resumed the operations of the Project as an "industrial project for industry" within the meaning of the Act or that the Company is, in good faith, seeking to arrange resumption of an economically reasonable operation of the Project as an "industrial project for industry"; provided that a temporary shutdown due to a strike or other labor dispute, lack of fuel or similar occurrence shall not be deemed a Cessation of Operation.

     "Closing Date" means the date of the issuance and delivery of the Bonds.

     "Code" means the Internal Revenue Code of 1986, as amended, including, when appropriate, the statutory predecessor of the Code, and all applicable regulations (whether proposed, temporary or final) under that Code and the statutory predecessor of the Code, and any official rulings and judicial determinations under the foregoing applicable to the Bonds.

     "Commission" shall mean the Local Government Commission of North Carolina, a division of the Department of State Treasurer, and any successor or successors thereto.

     "Company" shall mean Watts Regulator Co., a Massachusetts corporation, and its successors or assigns and any surviving, resulting or transferee corporation or other entity.

     "Company Representative" shall mean any one of the persons at the time designated to act on behalf of the Company by written certificate furnished to the Issuer and the Trustee containing the specimen signatures of such persons and signed on behalf of the Company by the President or any duly authorized officer of the Company.

     "Consistent Basis" shall mean, in reference to the application of Generally Accepted Accounting Principles, that the accounting principles observed in the period referred to are comparable in all material respects to those applied in the preceding period, except as to any changes consented to by the Credit Facility Issuer.

     "Counsel" shall mean an attorney or firm of attorneys acceptable to the Trustee, and may, but need not, be counsel to the Issuer or the Company.

     "Credit Facility" shall mean the Letter of Credit or any Alternate Credit Facility delivered to the Trustee pursuant to Article VI of the Indenture.

     "Credit Facility Issuer" shall mean the Bank with respect to the Letter of Credit and if applicable the institution issuing any Alternate Credit Facility.

     "Determination of Taxability" shall be defined as and shall be deemed to have occurred on the first to occur of the following:

          (i) on the date when the Company files any statement, supplemental statement or other tax schedule, return or document (whether pursuant to Treasury Regulations Section 1.10310(b)(2)(vi), as the same may be amended or supplemented, or otherwise) which discloses that an Event of Taxability shall have in fact occurred;

          (ii) on the date when any Bondholder or former Bondholder notifies the Company or the Trustee that it has received an approving written opinion of Bond Counsel to the effect that an Event of Taxability shall have occurred unless, within one hundred eighty (180) days after receipt by the Company of such notification from the Trustee, any Bondholder or any former Bondholder, the Company shall obtain and deliver to the Trustee a favorable ruling or determination letter issued to or on behalf of the Company by the Commissioner or any District Director of Internal Revenue (or any other government official exercising the same or a substantially similar function from time to time) to the effect that, after taking into consideration such facts as form the basis for the opinion that an Event of Taxability has occurred, an Event of Taxability shall not have occurred;

          (iii) on the date when the Company shall be advised in writing by the Commissioner or any District Director of Internal Revenue (or any other government official or agent exercising the same or a substantially similar function from time to time) that, based upon filings of the Company, or upon any review or audit of the Company, or upon any other ground whatsoever, an Event of Taxability shall have occurred;

          (iv) on the date when the Company shall receive notice in writing from any Bondholder or former Bondholder, or from the Trustee, that the Internal Revenue Service (or any other government agency exercising the same or a substantially similar function from time to time) has assessed as includable in the gross income of any Bondholder or former Bondholder the interest on such Bondholder's or former Bondholder's Bond due to the occurrence of an Event of Taxability;

provided, however, no Determination of Taxability shall be deemed to have occurred under subparagraph (iii) or (iv) hereof unless the Company has been afforded the opportunity, at its expense, to contest any such assessment or unfavorable ruling and, further, no Determination of Taxability shall be deemed to have occurred until such contest, if made, has been finally determined.

     "Eminent Domain" shall mean the taking of title to, or the temporary use of, the Project or any part thereof pursuant to eminent domain or condemnation proceedings, or any voluntary conveyance of any part of the Project during the pendency of, or as a result of a threat of, such proceedings.

     "Event of Default" or "Default" shall have the meaning set forth in Section
9.1 hereof.

     "Event of Taxability" shall mean a change in law or fact or the interpretation thereof, or the occurrence or existence of any fact, event or circumstance (including, without limitation, the issuance of obligations or the incurring of capital expenditures in excess of those permitted by Section 103(b)(6)(D) of the 1954 Code, or the taking of any action by the Company, or the failure to take any action by the Company, or the making by the Company of misrepresentation herein or in any certificate required to be given in connection with the issuance, sale or delivery of the Bonds) which has the effect of causing the interest paid or payable on any Bond to become includable in the gross income of any Bondholder or former Bondholder of any Bond other than a Bondholder or former Bondholder who is or was a "substantial user" or "related person" as such terms are used in Section 147(a) of the Code.

     "Financing Statements" means any and all financing statements (including continuation statements) filed for record from time to time to perfect the security interests created or assigned hereby or by the Indenture.

     "Generally Accepted Accounting Principles" shall mean those principles of accounting set forth in pronouncements of the Financial Accounting Standards Board and its predecessors or pronouncements of the American Institute of Certified Public Accountants or those principles of accounting which have other substantial authoritative support and are applicable in the circumstances as of the date of application, as such principles are from time to time supplemented and amended.

     "Indenture" shall mean the Trust Indenture of even date herewith by and between the Issuer and the Trustee, together with any amendments or supplements thereof permitted thereby.

     "Issuer" shall mean The Rutherford County Industrial Facilities and Pollution Control Financing Authority and its successors and assigns.

     "Issuer Documents" shall mean collectively the Indenture and this Loan Agreement.

     "Issuer Representative" shall mean any one of the persons at the time designated to act on behalf of the Issuer by written certificate furnished to the Company and the Trustee containing the specimen signatures of such persons and signed on behalf of the Issuer by the Chairman.

     "Letter of Credit Documents" shall mean the Letter of Credit, the Reimbursement Agreement and the Pledge Agreement.

     "Loan Agreement" shall mean this Loan Agreement and any amendments and supplements thereto permitted by the Indenture.

     "Net Proceeds" means the proceeds received by the Issuer from the sale of the Bonds including all earnings and profits thereon but excluding any proceeds deposited in a reasonably required reserve or replacement fund. When used with respect to any insurance proceeds or award resulting from, or other amount received in connection with, Eminent Domain, the term "Net Proceeds" shall mean the gross proceeds from such proceeds, award or other amount, less all expenses (including attorneys' fees) incurred in the realization thereof.

     "1954 Code" shall mean the Internal Revenue Code of 1954, as amended through August 15, 1986, and all applicable regulations (whether proposed, temporary or final) thereunder and any official rulings and determinations under the foregoing applicable to the Bonds or the Prior Bonds.

     "Note"  shall mean the promissory note given by the Company pursuant to
Section 5.1 of this Loan Agreement, substantially in the form of Exhibit "A" attached hereto.

     "Overdue Rate" shall mean the Prime Rate plus two percent, or the maximum contract rate permitted by law, whichever is lower.

     "Payment of the Bonds" shall mean payment of (i) the principal of and interest on the Bonds in accordance with their terms whether through payment at maturity, upon acceleration or prepayment, (ii) all amounts due as Administrative Expenses or otherwise, and (iii) any and all other liabilities and obligations arising under the Indenture and this Loan Agreement, in any case, in such a manner that all such amounts due and owing with respect to the Bonds shall have been paid.

     "Permitted Encumbrances" shall mean, as of any particular time, liens for ad valorem and special assessments, if any, which are not then delinquent or which are being contested in good faith.

     "Person" shall mean an individual, partnership, corporation, trust, unincorporated organization, association, joint venture, jointstock company, or a government or agency or political subdivision thereof.

     "Placement Agent Agreement" shall mean the letter agreement dated September 29, 1994 among the Issuer, First Union National Bank of North Carolina (the "Placement Agent") and the Company covering the placement of the Bonds by the Placement Agent.

     "Plant" shall mean the Company's manufacturing plant located at 100 Watts Road, Spindale, North Carolina.

     "Prime Rate" shall mean that rate of interest per annum announced by First Union National Bank of North Carolina at its principal office in Charlotte, North Carolina, from time to time to be its prime rate.

     "Prior Bonds" shall mean the Issuer's Industrial Development Revenue Bonds (Regtrol, Inc. Project), Series 1984 in the original aggregate principal amount of $5,000,000.

     "Project" shall mean the land or buildings and other improvements thereon, and all machinery, equipment, apparatus, office furnishings and other property financed in whole or in part with the proceeds of the Prior Bonds, as more particularly described in Exhibit "B" attached hereto and by this reference made a part hereof.

     "Project Site" shall mean the real property owned by the Company located at 100 Watts Road, Spindale, North Carolina.

     "Rebate Fund" means the Fund of that name created pursuant to Section 504 of the Indenture and described in Section 11.1 hereof.

     "Regulations" shall mean the applicable Treasury Regulations under Sections 103 and 141 through 150 of the Code whether at the time proposed, temporary, final or otherwise.

     "Reimbursement Agreement" shall mean the Letter of Credit, Reimbursement and Guaranty Agreement of even date herewith by and among the Company, Watts Industries, Inc. as guarantor, and the Bank, and any supplements or amendments thereto.

     "Related Person" means "related person" within the meaning of Section 103(b)(6)(C) of the 1954 Code by reference to Sections 267, 707(b) and 1563(a) of the 1954 Code, except that fifty percent is substituted for eighty percent in
Section 1563(a).

     "Security interest" or "security interests" shall refer to the security interests created in the Indenture and shall have the meaning set forth in the U.C.C.

     "State" shall mean the State of North Carolina.

     "Tax Regulatory Certificates" shall mean collectively the (i) Certificate With Respect to Federal Tax Matters, (ii) the Certificate as to Non-Arbitrage and Other Matters, and (iii) the Tax Compliance Agreement executed by the Company and/or the Issuer in connection with the delivery of the bonds.

    "Trustee" shall mean the banking institution at the time serving as Trustee under the Indenture.
          Section 1.2.     Rules of Construction tc "Section 1.2.     Rules of
Construction" \l 2 .

     (a) Words of masculine gender shall be deemed and construed to include correlative words of the feminine and neuter genders, and words of the neuter gender shall be deemed and construed to include correlative words of the masculine and feminine genders.

    (b) The table of contents, captions and headings in this Loan Agreement are for convenience only and in no way define, limit or describe the scope or intent of any provisions or Sections of this Loan Agreement.

     (c) All references herein to particular Articles or Sections are references to Articles or Sections of this Loan Agreement unless some other reference is established.

     (d) All accounting terms not specifically defined herein shall be construed in accordance with Generally Accepted Accounting Principles applied on a Consistent Basis.

     (e) All references herein to the Company shall be deemed to refer to each of the Persons if more than one are described by such term and any agreement, obligation, duty or liability of the Company shall be a joint and several agreement, obligation, duty or liability of each of the Persons so described by such term.

     (f) Any terms not defined herein but defined in any of the other Bond Documents shall have the same meaning herein.

ARTICLE II

REPRESENTATIONS tc "ARTICLE II



REPRESENTATIONS"      Section 2.1. Representations by the Issuer. tc "Section
2.1. Representations by the Issuer."   The Issuer represents and warrants as
follows:      (a)  The Issuer is a duly constituted public body corporate and politic of the State created under the Act.

     (b) Under the provisions of the Act, the Issuer is duly authorized to enter into, execute and deliver the Bond Documents to which it is a party, to undertake the transactions contemplated by the Bond Documents to which it is a
party and to carry out its obligations hereunder and thereunder.      (c)  The
Issuer proposes to issue the Bonds in the aggregate principal amount of $5,000,000 to finance all or a portion of the refunding of the Prior Bonds.

     (d) By duly adopted resolution, the Issuer has duly authorized the execution, delivery and performance of the Bond Documents to which it is a party, including the borrowing under, issuance and performance of the Bonds and (as security for the Bonds) the pledge of the Note, endorsed without recourse to the order of the Trustee, to the Trustee. The Issuer also has duly authorized the execution, delivery and performance of the Placement Agent Agreement and has approved the section which describes the Issuer in the Private Placement Memorandum.

     (e) The Bonds will be issued under and pursuant to the Indenture and will mature, bear interest, and have the other terms and provisions set forth or provided for in the Indenture.

     (f) The execution and delivery of and performance under the Bond Documents to which the Issuer is a party will not conflict with, or constitute a breach of or default under, or require any consent pursuant to any law or regulation presently applicable to the Issuer (except for such consents and approvals as have heretofore been obtained), the bylaws of the Issuer, any order of any court, regulatory body or arbitral tribunal or any agreement or instrument to which the Issuer is a party or by which it is bound.
      (g)  To the knowledge of the Issuer,
there are no judicial, regulatory or arbitral proceedings pending or, threatened against the Issuer which, if decided adversely to the Issuer, would have a material adverse effect on the issuance and sale of the Bonds or any of the transactions of the Issuer in connection therewith.

    (h) When duly executed and delivered on behalf of the Issuer, and assuming the due authorization, execution and delivery by the Company of this Loan Agreement, and the due authorization, execution and delivery by the Trustee of the Indenture, each of the Bond Documents to which the Issuer is a party shall constitute a valid and binding obligation of the Issuer enforceable against the
Issuer in accordance with its terms.      (i)     The Board of Commissioners of
Rutherford County has held a public hearing on the Project and the Bonds following not less than 14 days prior public notice.

     (j) The Issuer has obtained from the Board of Commissioners of Rutherford County approval of the issuance of the Bonds required by Section 159C-4(d) of the Act, from the Secretary of the North Carolina Department of Commerce approval of the Project required by Section 159C-7 of the Act, and from the Local Government Commission of the State the approvals required by Sections 159C-6, -8 and -
9 of the Act.

     Section 2.2.     Representations, Warranties and Covenants by the Company
tc "Section 2.2.     Representations, Warranties and Covenants by the Company"
\l 2 .

     The Company makes the following representations as the basis for the undertakings on its part herein contained:

     (a) Corporate Organization and Power. The Company is a corporation duly organized, validly existing and in good standing under the laws of the State of Massachusetts and is qualified to do business and is in good standing under the laws of the State.

     (b) Pending Litigation. There are no proceedings pending, or to the knowledge of the Company threatened against or affecting the Company in any court or before any governmental authority or arbitration board or tribunal which are likely to have a material adverse effect on the ability of the Company to perform its obligations under this Loan Agreement and the Bond Documents to which it is a party.

     (c) Agreements Are Legal and Authorized. The execution and delivery by the Company of this Loan Agreement, the Note and the Bond Documents to which it is a party and the compliance by the Company with all of the provisions hereof (and thereof) (i) are within the corporate power of the Company, (ii) after giving effect to the redemption of the Prior Bonds will not conflict with or result in any breach of any of the provisions of, or constitute a default under any agreement, charter document, bylaw or other instrument to which the Company is a party or by which it may be bound, and (iii) have been duly authorized by all necessary corporate action on the part of the Company.

     (d) No Defaults. No event has occurred and no condition exists with respect to the Company that would constitute an Event of Default under this Loan Agreement, the Note, the Bond Documents to which it is a party or the Indenture or which, with the lapse of time or with the giving of notice or both, would become an Event of Default under this Loan Agreement, the Note, the Indenture or the Bond Documents to which it is a party.

     (e) Nature and Location of Project. The Project has been completed in accordance with the Project Summary (described in Exhibit "B" attached hereto and made a part hereof), constitutes a "project" within the meaning of the Act and is located wholly within the geographic limits of the Issuer.

     (f) Ownership and Operation of Project. The Company presently intends to operate the Project as a "project" within the meaning of the Act from the date hereof to the expiration or sooner termination of this Agreement as provided herein.

     (g) Disclosure Documents. Except as reflected or referenced in the Private Placement Memorandum dated September 29, 1994 relating to the Bonds, including the documents incorporated therein by reference (the "Private Placement Memorandum"), there have been no changes in the assets or liabilities or financial condition of the Company, other than changes in the ordinary course of business, which in the aggregate are materially adverse with respect to the Company's ability to perform its obligations under this Loan Agreement or the Bond Documents to which it is a party. There were no material liabilities, contingent or otherwise, of the Company which were not reflected or referenced in the Private Placement Memorandum, and the Company has not entered into any commitments or contracts since the date of the Private Placement Memorandum which are not reflected or referenced in the Private Placement Memorandum, other than in the ordinary and normal course of its business, which might, in light of any fact or condition presently known to the Company, have a materially adverse effect upon the financial condition, operations or business of the Company or its ability to perform its obligations hereunder or thereunder.
      (h) Issuance of Private Activity Bonds. The Company has not caused or will not cause the issuance of "private activity" bonds (as defined in the Code) or of "industrial development bonds" (as defined in the 1954 Code) on its behalf in any jurisdiction of the United States during the 30day period commencing 15 days prior to the issuance of the Bonds.

     (i) Use of Proceeds of Bonds. The Company shall not permit the proceeds of the Bonds to be used in any manner, nor shall it make any expenditures with respect to the Project or perform or permit any act, which would cause the Bonds to fail to meet the requirements of Section 147(b) of the Code.

     (j) No Further Approval. No authorization, approval, consent, permit or license of any regulatory body or authority, not already obtained, is required on the part of the Company for the valid and lawful execution and delivery of this Loan Agreement and the Note.

     (k) Other Events. To the best knowledge of the Company, no event has occurred which, with the lapse of time or the giving of notice or both, would give any creditor of the Company the right to accelerate the maturity of any of such party's outstanding indebtedness for money borrowed.
     (l) Certificates and Documents. The certificates and all other documents delivered and to be delivered by the Company in connection with the transactions contemplated by this Loan Agreement and the Note and the other Bond Documents to which it is a party as of their respective dates, taken as a whole, do not and will not include any untrue statement of a material fact or omit to state a material fact necessary to make the statements herein and therein, in the light of the circumstances under which they are or will be made, not misleading. The certificates and all other documents delivered and to be delivered by the Company or its representatives in connection with the transactions contemplated by this Loan Agreement and the Note and the Bond Documents to which it is a party are or will be on the dates on which they are or will be delivered true and complete in all material respects.

     (m) Use of Proceeds. All of the proceeds of the sale of the Bonds will be applied to redeem the principal of the Prior Bonds on the redemption date thereof. None of the proceeds of the sale of the Bonds will be applied to pay issuance costs of the Bonds or to pay costs of the refunding.

     (n) Matters Relating to Tax Exemption. The Company will not take or omit to take any action which would impair the exclusion of the interest on the Bonds from the gross income of the recipients thereof for federal income tax purposes, and will comply with all of its covenants and agreements contained in the Tax Regulatory Certificates.

     (o) Certain Arbitrage Matters. After the expiration of any applicable temporary period under Section 148(d)(3) of the Code, at no time during any bond year will the aggregate amount of gross proceeds of the Bonds invested in higher yielding investments (within the meaning of Section 148(b) of the Code) exceed one hundred fifty percent (150%) of the debt service on the Bonds for such bond year and the aggregate amount of gross proceeds of the Bonds invested in higher yielding investments, if any, will be promptly and appropriately reduced as the amount of outstanding Bonds are reduced, provided however that the foregoing shall not require the sale or disposition of any investments in higher yielding investments if such sale or disposition would result in a loss which exceeds the amount which would be paid to the United States pursuant to Section 504 of the Indenture (but for such sale or disposition) at the time of such sale or disposition if a payment under Section 504 of the Indenture were due at such time. At no time will any funds constituting gross proceeds of the Bonds be used in a manner as to constitute failure of compliance with Section 148 of the Code. The terms "bond year", "gross proceeds", "higher yielding investments", "yield", and "debt service" have the meanings assigned to them for purposes of Section 148 of the Code.

     (p) Tax Regulatory Certificates. The Company's Tax Regulatory Certificates executed and delivered by the Company concurrently with the issuance and delivery of the Bonds is true, accurate and complete in all material respects as of the date on which executed and delivered.

ARTICLE III

CONSENT TO ASSIGNMENT tc "ARTICLE III



CONSENT TO ASSIGNMENT"      Section 3.1.     Company Consent to Assignment of
Agreement and Execution of Indenture tc "Section 3.1.     Company Consent to
Assignment of Agreement and Execution of Indenture" \l 2 .

     The Company understands that the Issuer, as security for the payment of the principal of, and the interest on, the Bonds, will assign and pledge to, and create a security interest in favor of, the Trustee pursuant to the Indenture in, certain of its rights, title and interest in and to this Loan Agreement including all Pledged Revenues, reserving, however, its rights (a) pursuant to this Loan Agreement providing that notices, approvals, consents, requests and other communications be given to the Issuer, (b) to reimbursement and payment of costs and expenses under this Loan Agreement, and (c) to indemnification and to exemption from liability, both individual and corporate, as provided under this Loan Agreement, and the Company hereby agrees and consents to such assignment and pledge. The Company acknowledges that it has received a copy of the Indenture and consents to the execution of the same by the Issuer.


ARTICLE IV

ISSUANCE OF THE BONDS tc "ARTICLE IV



ISSUANCE OF THE BONDS"      Section 4.1.     Agreement to Issue the Bonds tc
"Section 4.1.     Agreement to Issue the Bonds" \l 2 .

     To provide funds for redemption of the Prior Bonds, the Issuer agrees that it will authorize, validate, sell, issue and deliver the Bonds in the aggregate principal amount of $5,000,000 in the manner set forth in the Indenture and cause the proceeds of the Bonds to be applied as provided in the Indenture.

     Section 4.2.     No Third Party Beneficiary tc "Section 4.2.     No Third
Party Beneficiary" \l 2 .

     It is specifically agreed between the parties executing this Loan Agreement that it is not intended by any of the provisions of any part of this Loan Agreement to create in the public or any member thereof, other than as may be expressly provided herein or as contemplated in the Indenture, a third party beneficiary hereunder, or to authorize anyone not a party to this Loan Agreement to maintain a suit for personal injuries or property damage pursuant to the terms or provisions of this Loan Agreement. The duties, obligations, and responsibilities of the parties to this Loan Agreement with respect to third parties shall remain as imposed by law.

ARTICLE V

LOAN BY THE ISSUER TO THE COMPANY; REPAYMENT tc "ARTICLE V



LOAN BY THE ISSUER TO THE COMPANY; REPAYMENT"      Section 5.1.     Loan by the
Issuer; Repayment tc "Section 5.1.     Loan by the Issuer; Repayment" \l 2 .

     (a) Upon the terms and conditions of this Loan Agreement, the Issuer shall lend to the Company the proceeds of the sale of the Bonds. The loan shall be evidenced by and repayable as set forth in the Note.

     (b) As consideration for the issuance of the Bonds and the making of the loan to the Company by the Issuer, the Company will execute and deliver this Loan Agreement and the Note, in the form attached as Exhibit "A" hereto, and the Issuer will endorse the Note without recourse to the order of, and pledge the Note and assign this Loan Agreement and the Note to, the Trustee, as the assignee of the Issuer under the Indenture, contemporaneously with the issuance of the Bonds. The Company shall repay the loan in accordance with the provisions of the Note and of this Loan Agreement.

     Section 5.2.     No SetOff tc "Section 5.2.     No SetOff" \l 2 .

     The obligation of the Company to make the payments required by the Note shall be absolute and unconditional. The Company will pay without abatement, diminution or deduction (whether for taxes or otherwise) all such amounts regardless of any cause or circumstance whatsoever including, without limitation, any defense, setoff, recoupment or counterclaim that the Company may have or assert against the Issuer, the Trustee, any Bondholder or any other person.

     Section 5.3.     Prepayments tc "Section 5.3.     Prepayments" \l 2 .

     The Company may prepay all or any part of the amounts the Note obligates it to pay as provided in Section 701 of the Indenture with respect to prepayment of the Bonds. Except as provided in this Section 5.3 and in Sections 10.1, 10.2 and
10.3 hereof, the Company shall not be entitled to prepay the Note or cause the Bonds to be prepaid. The Company shall prepay all of the amounts it is required to prepay as provided in Sections 10.2 and 10.3 hereof.

     Section 5.4.     Credits Against the Note tc "Section 5.4.     Credits
Against the Note" \l 2 .

     To the extent that principal of or interest on the Bonds shall be paid, there shall be credited against the unpaid principal of or interest on the Note, as the case may be, an amount equal to the principal of or interest on the Bonds so paid. If the principal of and interest on and other amounts payable under the Bonds shall have been paid sufficiently that Payment of the Bonds shall have occurred, then the Note, ipso facto, shall be deemed to have been paid in full, the Company's obligations thereon shall be discharged (with the exception of the obligation of the Company to make certain payments which may subsequently arise as a result of a Determination of Taxability which shall survive notwithstanding Payment of the Bonds), and the Note shall be cancelled and surrendered to the Company.

     Section 5.5.     Letter of Credit and Reimbursement Agreement tc "Section
5.5.     Letter of Credit and Reimbursement Agreement" \l 2 .

     As a further condition to the Issuer's making the loan hereunder, the Company shall:

     (a) cause the Letter of Credit to be issued and delivered to the Trustee as security for the Bonds. At all times while the Bonds are outstanding, the Company shall cause a Credit Facility meeting the requirements of the Indenture to be maintained with the Trustee; and

     (b) enter into the Reimbursement Agreement with the Bank in form and substance satisfactory to the Bank and execute and deliver the other Letter of Credit Documents required by the Bank.

     Section 5.6. Company Approval of Indenture tc "Section 5.6. Company Approval of Indenture" . A copy of the Indenture has been submitted to the Company for its examination and review. By its execution of this Agreement, the Company acknowledges that it has approved, has agreed to and is bound by the provisions of the Indenture. The Company agrees that the Trustee, its officers, attorneys, agents, and employees shall be entitled to enforce and to benefit from the terms and conditions of this Agreement that relate to such persons notwithstanding the fact that they are not signatories hereto.

     Section 5.7. Outstanding Bonds tc "Section 5.7. Outstanding Bonds" . Promptly after each June 30, the Company shall notify the Commission and the Issuer, by first class mail, of the aggregate principal amount of the Bonds Outstanding at the close of business on such June 30.

ARTICLE VI

OPERATION; TAXES AND UTILITY
CHARGES; INSURANCE AND EMINENT DOMAIN tc "ARTICLE VI



OPERATION; TAXES AND UTILITY

CHARGES; INSURANCE AND EMINENT DOMAIN"      Section 6.1. Maintenance and
Modification of the Plant by Company tc "Section 6.1. Maintenance and Modification of the Plant by Company" . The Company agrees that, until Payment of the Bonds shall be made, it will at its own expense, (i) keep the Plant and the Project Site or cause the Plant and the Project Site to be kept in as reasonably safe condition as its operations shall permit, (ii) make or cause to be made from time to time all necessary repairs thereto and renewals and replacements thereof and otherwise keep the Plant in good repair and in good operating condition and (iii) not permit or suffer others to commit a nuisance on or about the Plant or the Project Site. The Company shall pay or cause to be paid all costs and expenses of operation and maintenance of the Plant.

     The Company may, at its own expense, make from time to time any additions, modifications or improvements to the Plant that it may deem desirable for its business purposes and that do not materially impair the effective use, or decrease the value, of the Project.

          Section 6.2.     Taxes and Utility Charges tc "Section 6.2.     Taxes
and Utility Charges" \l 2 .

     (a) The Company shall pay as the same respectively become due, (1) all taxes, assessments, levies, claims and charges of any kind whatsoever that may at any time be lawfully assessed or levied against or with respect to the Project (including, without limiting the generality of the foregoing, any tax upon or with respect to the income or profits of the Issuer from the Project and that, if not paid, would become a charge on the payments to be made under this Loan Agreement or the Note prior to or on a parity with the charge thereon created by the Indenture and including ad valorem, sales and excise taxes, assessments and charges upon the Company's interest in the Project), (2) all utility and other charges incurred in the operation, maintenance, use, occupancy and upkeep of the Project and (3) all assessments and charges lawfully made by any governmental body for public improvements that may be secured by a lien on any portion of the Project.

     (b) The Company may, at its expense, contest in good faith any such levy, tax, assessment, claim or other charge, but the Company may permit the items so contested to remain undischarged and unsatisfied during the period of such contest and any appeal therefrom only if the Company shall notify the Issuer and the Trustee that in the opinion of Counsel, by nonpayment of any such items, the rights of the Trustee with respect to this Loan Agreement and the Note created by the assignment under the Indenture, as to the rights assigned under this Loan Agreement, or any part of the payments to be made under this Loan Agreement or the Note, will not be materially endangered nor will the Project or any part thereof be subject to loss or forfeiture. If the Company is unable to deliver such an opinion of Counsel, the Company shall promptly pay or bond and cause to be satisfied or discharged all such unpaid items or furnish, at the expense of the Company, indemnity satisfactory to the Trustee; but provided further, that any tax assessment, charge, levy or claim shall be paid forthwith upon the commencement of proceedings to foreclose any lien securing the same. The Issuer and the Trustee, at the expense of the Company, will cooperate fully in any such permitted contest. If the Company shall fail to pay any of the foregoing items, the Issuer or the Trustee may (but shall be under no obligation to) pay the same and any amounts so advanced therefor by the Issuer or the Trustee shall become an additional obligation of the Company to the one making the advancement, which amounts, together with interest thereon at the Overdue Rate, or the maximum contract rate permitted by law, whichever is lower, from the date of payment, the Company agrees to pay on demand therefor.

    (c) The Company shall furnish the Issuer and the Trustee, upon request, with proof of payment of any taxes, governmental charges, utility charges, insurance premiums or other charges required to be paid by the Company under this Loan Agreement.

     Section 6.3.     Insurance tc "Section 6.3.     Insurance" \l 2 .

     Until Payment of the Bonds shall be made, the Company will keep the Project properly and continuously insured against such risks as are customarily insured against by businesses of like size and type engaged in the same or similar manufacturing operations (other than business interruption insurance).

     Section 6.4.     Eminent Domain tc "Section 6.4.     Eminent Domain" \l 2.

     Unless the Company shall have prepaid the Note pursuant to the provisions of Article X hereof, in the event that title to, or the temporary use of, the Project, or any part thereof shall be taken by Eminent Domain, the Company shall be obligated to continue to make the payments required to be made pursuant to the Note and the Net Proceeds received as a result of such Eminent Domain shall be applied as provided in Section 6.5(b) hereof.

     Section 6.5.     Application of Net Proceeds of Insurance and Eminent
Domain tc "Section 6.5.     Application of Net Proceeds of Insurance and Eminent
Domain" \l 2 .

     (a) The Net Proceeds of the insurance carried with respect to the Project shall be applied by the Company toward extinguishment of the defect or claim or satisfaction of the liability with respect to which such insurance proceeds may be paid.

     (b) The Net Proceeds of the insurance carried with respect to the Project (excluding the Net Proceeds of any business interruption insurance, which shall be paid to the Company), and the Net Proceeds resulting from Eminent Domain, except as hereinafter provided, shall be paid to the Trustee and applied as follows:

     (1) If the amount of the Net Proceeds does not exceed $500,000, the Net Proceeds shall be paid to the Company and shall be applied to the repair, replacement, renewal or improvement of the Project or at the Company's election paid to the Trustee and applied as provided in (2)(B) below.

     (2) If the amount of the Net Proceeds exceeds $500,000, the Net Proceeds shall be paid to and held by the Trustee as a special trust fund and invested in accordance with Section 602 of the Indenture and the provisions of
Article XI hereof pending receipt of written instructions from the Company. At the option of the Company, to be exercised within the period of ninety (90) days from the receipt by the Trustee of such Net Proceeds, the Company shall advise the Trustee that (A) the Company will use the Net Proceeds for the repair, replacement, renewal or improvement of the Project (such funds to be delivered by the Trustee to the Company), or (B) the Net Proceeds shall be applied to the prepayment of the Bonds as provided in Article X hereof. If the Company does not advise the Trustee within said period of ninety (90) days that it elects to proceed under clause (A) to use such Net Proceeds for the repair, replacement, renewal or improvement of the Project, such Net Proceeds shall be applied to the repayment of the Bonds pursuant to Article X hereof. Any prepayment pursuant to the preceding sentence shall be effected on the next Interest Payment Date not less than thirty (30) days after the expiration of said period of ninety (90) days without an election by the Company.

Notwithstanding the foregoing, so long as a Credit Facility is in effect, in the event of any inconsistency between the terms contained in this Agreement and those contained in the Reimbursement Agreement, the provisions of the Reimbursement Agreement should be deemed to control in accordance with its terms.

    (c) The Company agrees that if it shall elect to use the moneys paid to the Trustee pursuant to subsection (b)(2) of this Section 6.5 for the repair, replacement, renewal or improvement of the Project, it will restore the Project, or cause the same to be done, to a condition substantially equivalent to its condition prior to the occurrence of the event to which the Net Proceeds were attributable. To the extent that the Net Proceeds are not sufficient to restore or replace the Project, the Company shall use its own funds to restore or replace the Project. Any balance remaining after any such application of such Net Proceeds shall be paid to the Company. The Company shall be entitled to the Net Proceeds of any insurance or resulting from Eminent Domain relating to property of the Company not included in the Project and not providing security for the Note or this Loan Agreement.

     Section 6.6.     Parties to Give Notice tc "Section 6.6.     Parties to
Give Notice" \l 2 .

     In case of any material damage to or destruction of all or any part of the Project, the Company shall give prompt notice thereof to the Issuer, the Credit Facility Issuer and the Trustee. In case of a taking or proposed taking of all or any part of the Project or any right therein by Eminent Domain, the Company shall give prompt notice thereof to the Issuer, the Credit Facility Issuer and the Trustee. Each such notice shall describe generally the nature and extent of such damage, destruction, taking loss, proceeding or negotiations.

ARTICLE VII

SPECIAL COVENANTS tc "ARTICLE VII



SPECIAL COVENANTS"      Section 7.1.     Access to the Project and Inspection tc
"Section 7.1.     Access to the Project and Inspection" \l 2 .

     The Trustee and the Issuer shall have the right, at all reasonable times upon the furnishing of reasonable notice to the Company under the circumstances, to enter upon the Project Site and to examine and inspect the Project.

     Section 7.2.     Further Assurances and Corrective Instruments tc "Section
7.2.     Further Assurances and Corrective Instruments" \l 2 .

     Subject to the provisions of the Indenture, the Issuer and the Company agree that they will, from time to time, execute, acknowledge and deliver, or cause to be executed, acknowledged and delivered, such supplements and amendments hereto and such further instruments as may reasonably be required for correcting any inadequate or incorrect description of the Project, and for carrying out the intention or facilitating the performance of this Loan Agreement.

    Section 7.3.     Tax and Arbitrage Covenants; Notice of Event of Taxability
tc "Section 7.3.     Tax and Arbitrage Covenants; Notice of Event of Taxability"
\l 2 .

     (a) Notwithstanding any other provision hereof, the Company covenants and agrees that it shall at all times do and perform or refrain from, all acts and things necessary or desirable and within its reasonable control in order to assure that interest paid on the Bonds shall, for the purpose of federal income taxation, not be included in gross income of the owners thereof, except in the event that such owner is a "substantial user" or "related person" within the meaning of Section 147(a) of the Code.

     (b) Neither the Company nor the Issuer shall take any action or fail to take any action, and the Company covenants that it will not approve the Trustee's taking any action or failing to take any action or making any investment or use of the proceeds of the Bonds, if such action, use or failure would adversely affect the excludability from gross income of the interest on the Bonds under Section 103 of the Code or cause any of the Bonds to be an "arbitrage bond" within the meaning of Section 148 of the Code and the Treasury Regulations as the same may be applicable to the Bonds at the time of such action, investment or use.

     (c) The Company shall give prompt written notice to the Issuer and the Trustee of the filing by the Company of any statement, tax schedule, return or document with the Internal Revenue Service which discloses that an Event of Taxability shall have occurred and its receipt of any written advice from the Internal Revenue Service that an Event of Taxability shall have occurred.

     (d) The Company acknowledges that it has examined, executed and delivered the Tax Regulatory Certificates and its terms relating to compliance with the Code and shall comply with the covenants, instructions and guidelines contained in the Tax Regulatory Certificates. The Company's obligation to make any payments of Rebate Amounts (as defined in the Tax Regulatory Certificates) required by the Tax Regulatory Certificates and to prepare and furnish to the Issuer and the Trustee the statements and forms described therein shall survive payment in full of the Bonds notwithstanding any provision of this Loan Agreement to the contrary.
      (e) The Company and the Issuer will furnish accurate information necessary to enable Bond Counsel to make any certifications which might be required under the Regulations.

     (f) Whenever the Issuer shall be required to file, deliver or execute, or produce any reports, notices or other documents under the Code or the Regulations, with respect to the Bonds, without regard to whether the Bonds are still outstanding, the Company shall furnish or cause the proper person to furnish in due time to the Issuer, through the attorney for the Issuer, the completed form of such report, notice or other required document together with
(a) a certification by the Company or other proper person required to provide information that such document is accurate, and (b) if requested by the Issuer or if otherwise required herein or in the Indenture, an opinion of Bond Counsel addressed to the Issuer that the report or other document is not in violation of any provision of law or of the Issuer Documents or other documents constituting a part of the transcript of proceedings relating to the issuance of the Bonds and that such report, notice or other required document meets the legal requirements for such filing, delivery or execution. In the event of the failure or refusal of the Company or other proper person to comply with this provision, the Company agrees to pay the statement for attorney's fees and administrative time presented by the Issuer for filing, delivering or executing such report or documents, such statement to be paid within thirty (30) days after written
notice to the Company by the Issuer.      In order to insure that interest on
the Bonds is not and will not become includable in gross income for federal income tax purposes as a result of failure of the Bonds to satisfy the requirement of Section 149(e) of the Code, the Company covenants with the Issuer and the Trustee that it will, on or before the date of issuance of the Bonds supply to the Issuer and the Trustee all information required under Internal Revenue Service Form 8038, Information Return for Private Activity Bond Issues (Form 8038), including without limitation the following:

     (a) the date of issue, the amount of lendable proceeds of the issue, and the stated interest rate, term and face amount of each obligation which is part of the issue;
      (b) the name of the applicable elected representative who approved the issue, or a description of the voter referendum by which the issue was approved; and
      (c) a description of any property to be financed from the proceeds of the issue.
      The Company further covenants that on or before the due date thereof, it will cause Form 8038 to be completed, executed and filed with the appropriate office of the Internal Revenue Service.

     Section 7.4 Certificate of Information: 8038 Form tc "Section 7.4 Certificate of Information: 8038 Form" \l 2 . The Company hereby represents that the information contained in the certificates or letters of representation of the Company with respect to the compliance with the requirements of Section 103 of the Code, including the information in Form 8038 (excluding the issue number and the employer identification number of the Issuer), filed by the Issuer with respect to the Bonds and the Project, is true and correct in all material respects.

     Section 7.5     Payment of Rebate tc "Section 7.5     Payment of Rebate" \l
2 . The Company shall, at its sole expense, take all action required under
Section 148 of the Code and Treasury Regulations thereunder to prevent loss of the exclusion from gross income for Federal income tax purposes of interest on the Bonds under such Section, including but not limited to calculating and paying on behalf of the Issuer the "rebatable arbitrage amount" to the United States of America in accordance with the requirements set forth in Treasury Regulations 1.148-0 through 1.150-1, as amended, and complying with the requirements of Section 504 of the Indenture, including making the annual calculations and deposits required therein. The Company shall provide the Trustee, within 30 days of the end of each fifth bond year (which shall be the year beginning on September 29, 1994 and ending September 1, 1995, beginning with the year that begins September 29, 1994) a certificate containing the amounts calculated under this section (the "Rebatable Arbitrage Amount Certificate"), and shall pay the amount shown in such Certificate to the Trustee. The Company shall, upon request of the Issuer, provide a copy of each Rebatable Arbitrage Amount Certificate to the Issuer. The Company shall also comply with any similar requirements contained in any Treasury Regulations adopted in place of Treasury Regulations 1.148-0 through 1.150-1, as amended, and all other requirements of any Treasury Regulations, to the extent applicable to the Bonds.

     Section 7.6.     Recording and Filing; Other Instruments tc
"Section 7.6. Recording and Filing; Other Instruments" \l 2 .

     (a) The Company covenants that it will, at its expense, cause Counsel in the State to take all steps as are reasonably necessary to render an opinion to the Issuer and the Trustee not earlier than sixty (60) nor later than thirty
(30) days prior to each anniversary date occurring at five-year intervals after the issuance of the Bonds to the effect that all financing statements, continuation statements, notices and other instruments required by applicable law have been recorded or filed or re-recorded or re-filed in such manner and in such places required by law in order fully to preserve and protect the rights of the Trustee in the granting by the Issuer of certain rights of the Issuer, pursuant to the Indenture, under this Loan Agreement and the Note.

     (b) The Company and the Issuer shall execute and deliver all instruments and shall furnish all information and evidence deemed necessary or advisable by such Counsel to enable him to render the opinion referred to in subsection (a) of this Section. The Company shall file and re-file and record and re-record or cause to be filed and re-filed and recorded and re-recorded all instruments required to be filed and re-filed and recorded or re-recorded pursuant to the opinion of such Counsel and shall continue or cause to be continued the liens of such instruments for so long as the Bonds shall be outstanding, except as otherwise required by this Loan Agreement.

     Section 7.7.     Administrative Expenses. tc "Section 7.7.
Administrative Expenses." \l 2      The Company shall pay to or for the account
of the Issuer within thirty (30) days after notice thereof all reasonable costs and expenses incurred by the Issuer in connection with the financing and administration of the Project, including, without limitation, the costs of administering this Loan Agreement and the fees and expenses of the Trustee, attorneys, consultants and others.

     Section 7.8. Indemnity Against Claims. tc "Section 7.8. Indemnity Against
Claims." \l 2        The Company will pay and discharge and will indemnify and
hold harmless the Issuer, the members of the Governing Body, the Commission and the Trustee from any taxes, assessments, impositions and other charges in respect of the Project. If any claim thereof is asserted, or any such lien or charge upon payments, or any such taxes, assessments, impositions or other charges, are sought to be imposed, the Issuer, or the Commission, as the case may be, will give prompt written notice to the Company and the Trustee; provided, however, that the failure to provide such notice will not relieve the Company of the Company's obligations and liability under this Section and will not give rise to any claim against or liability of the Issuer. The Company shall have the sole right and duty to assume, and shall assume, the defense thereof, with counsel acceptable to the person on behalf of which the Company undertakes a defense, with full power to litigate, compromise or settle the same in its sole discretion.

     Section 7.9. Release and Indemnification. tc "Section 7.9. Release and
Indemnification." \l 2        The Company shall at all times protect, indemnify
and hold the Issuer, the members of the Governing Body, the Commission and its members, officers, employees and agents and the attorneys, agents and employees of the Issuer and the Trustee and its officers, attorneys, agents and employees harmless against any and all liability, losses, damages, costs, expenses, taxes, causes of action, suits, claims, demands and judgments of any nature arising from or in connection with the Project or the financing of the Project, including, without limitation, all claims or liability resulting from, arising out of or in connection with the acceptance or administration of the Bond Documents or the trusts thereunder or the performance of duties under the Bond Documents or any loss or damage to property or any injury to or death of any person that may be occasioned by any cause whatsoever pertaining to the Project or the use thereof, including without limitation any lease thereof or assignment of its interest in this Agreement, such indemnification to include the reasonable costs and expenses of defending itself or investigating any claim of liability and other reasonable expenses and attorneys' fees incurred by the Issuer, the Governing Body, their respective directors, members, officers, attorneys, agents and employees, the Commission and its members, officers, employees, attorneys and agents, and the Trustee and its officers, attorneys, agents and employees in connection therewith, provided that the benefits of this
Section 7.7 shall not inure to any person other than the Issuer, the Governing Body, their respective directors, members, officers, attorneys, agents and employees, the Commission and its members, officers, employees, attorneys and agents and the Trustee and its officers, attorneys, agents and employees, and provided further that such loss, damage, death, injury, claims, demands or causes shall not have resulted from the gross negligence or willful misconduct of, the Issuer or such directors, member, officer, attorneys, agent or employee or the Trustee or its officers, attorneys, agents or employees. The obligations of the Company under this Section 7.7 shall survive the termination of this Loan Agreement and the Indenture.

     Section 7.10.     Default Certificates tc "Section 7.10.     Default
Certificates" \l 2 .

     The Company shall deliver to the Trustee forthwith, upon obtaining knowledge of any Event of Default hereunder or under the Note, the Indenture, or the Reimbursement Agreement, a certificate of the Company specifying the nature and period of existence thereof and what action the Company proposes to take with respect thereto.

     Section 7.11. Observe Laws tc "Section 7.11. Observe Laws" \l 2 .

     The Company shall observe all applicable laws, regulations and other valid requirements of any regulatory authority with respect to its operations at the Project.

     Section 7.12.      Election tc "Section 7.12.      Election" \l 2 .

     The Issuer hereby elects to have the provisions of Sections 144(a)(4) of the Code apply to the Bonds. In support of this election, the Issuer states as follows:

     (a)     The name of the Issuer is:

          The Rutherford County Industrial Facilities and Pollution Control
Financing Authority           and its address is:
c/o Walter H. Dalton, Esq.
          Rutherford County Courthouse
          Main Street
          Rutherfordton, North Carolina 28139

     (b)     The principal user of the Project will be:

Watts Regulator Co.

Employer Identification Number:  04-2108284

     (c) The Bonds are in the principal amount of $5,000,000, and are to be issued on September 29, 1994. Except for the Prior Bonds (which will be paid in full and redeemed within ninety (90) days of the date of issuance of the Bonds), there are no outstanding prior issues the proceeds of which have been or are to be used primarily with respect to facilities located or to be located in the County, the principal users of which is or will be the Company or any Related Persons.

     (d) There were no "Section 103(b)(6)(d) capital expenditures by the Issuer," as that term is defined in the Regulations, which were paid or incurred during the three (3) years preceding the date of issuance of the Prior Bonds to facilities located in Rutherford County the principal user of which is or will be the Company or any Related Person, except as described in the Tax Regulatory Certificates of the Company.

     (e) Except for the Bonds and the Prior Bonds, there is no outstanding issue of qualified small issue bonds (as that term is used in Section 141(e)(1)(D) of the Code) issued on behalf of the Company, the proceeds of which have been or will be issued primarily with respect to:

     (1)     Any facility located in whole or in part in the County; or

     (2) Any "contiguous or integrated facility" (within the meaning of Section 1.10310(b)(2)(ii)(e) of the Regulations) with respect to any facility located in whole or in part in the County.

     Section 7.13.     No Warranty of Condition of Suitability by the Issuer tc
"Section 7.13.     No Warranty of Condition of Suitability by the Issuer" \l 2 .

     THE ISSUER MAKES NO WARRANTY, EITHER EXPRESS OR IMPLIED, AS TO THE CONDITION, TITLE, DESIGN, OPERATION, MERCHANTABILITY OR FITNESS OF THE PROJECT OR THAT IT IS OR WILL BE SUITABLE FOR THE COMPANY'S PURPOSES OR NEEDS.

     Section 7.14. Redemption of Prior Bonds. tc "Section 7.14. Redemption of
Prior Bonds." \l 2      The Company hereby undertakes to refund the Prior Bonds
on the date of issuance of the Bonds pursuant to Section 401 of the Indenture. In connection with such refunding, the Company or Watts Industries, Inc. shall pay all additional amounts sufficient to pay the principal of and interest on the Prior Bonds to the date of redemption thereof and to pay directly all fees, charges and expenses of the holders of the Prior Bonds and of the Prior Trustee in connection with the redemption of the Prior Bonds.

ARTICLE VIII

ASSIGNMENT, LEASING AND SELLING tc "ARTICLE VIII



ASSIGNMENT, LEASING AND SELLING"      Section 8.1.     Assignment of this Loan
Agreement or Lease or Sale of the Project by the Company tc "Section 8.1. Assignment of this Loan Agreement or Lease or Sale of the Project by the Company" \l 2 .

     With the prior written consent of the Credit Facility Issuer and the Issuer, the rights of the Company under this Loan Agreement may be assigned, and the Project may be leased or sold as a whole or in part, without the necessity of obtaining the consent of the Trustee, subject, however, to the following
conditions:       (a)     without the prior written consent of the Credit
Facility Issuer and the Issuer, no assignment, transfer, sale or lease shall relieve the Company from primary liability for any of its obligations hereunder, and if any such assignment, transfer, sale or lease occurs, the Company shall continue to remain primarily liable for the payments specified herein and in the Note and for performance and observance of the other agreements on its part herein provided to be performed and observed by it; and the Company shall also provide the Trustee with a prior approving opinion of Bond Counsel to the effect that such assignment, transfer, sale or lease will not adversely affect the excludability from gross income of interest on the Bonds for federal income tax purposes.

     (b) the assignee, lessee or purchaser shall assume the obligations of the Company hereunder to the extent of the interest assigned, leased or sold;
and      (c)     the Company shall, within thirty (30) days after the delivery thereof, furnish or cause to be furnished to the Issuer and to the Trustee a true and complete copy of each such assignment, instrument of transfer, lease or sale agreement, as the case may be, together with any instrument of assumption.

     Section 8.2.     Restrictions on Transfer of the Issuer's Rights tc
"Section 8.2.     Restrictions on Transfer of the Issuer's Rights" \l 2 .

     Except for the assignment made pursuant to the Indenture of certain of its rights under this Loan Agreement and its pledge of the Note, endorsed without recourse to the order of the Trustee, to the Trustee as security pursuant to the Indenture, the Issuer will not during the term of this Loan Agreement sell, assign, transfer or convey any of its interests in this Loan Agreement or the Note.

     Section 8.3.     Assignment by the Issuer tc "Section 8.3.     Assignment
by the Issuer" \l 2 .

     It is understood, agreed and acknowledged that the Issuer, as security for payment of the principal of and interest on the Bonds, will grant to the Trustee pursuant to the Indenture, inter alia, certain of its right, title and interest in and to this Loan Agreement (reserving certain of its rights, as more particularly described in the Indenture) and will pledge the Note, endorsed as aforesaid, to the Trustee as security, and the Company hereby assents to such assignment and pledge.

     Section 8.4.     Merger of Issuer tc "Section 8.4.     Merger of Issuer" \l
2 .

     (a) Nothing contained in this Loan Agreement shall prevent the consolidation of the Issuer with, or merger of the Issuer into, or transfer of title to the Project to, any other political subdivision, provided that:

     (1) the taxexempt status of the interest on the Bonds shall not be adversely affected thereby, and

     (2) upon such consolidation, merger or transfer, the due and punctual performance and observance of all the agreements and conditions of this Loan Agreement to be kept and performed by the Issuer shall be expressly assumed in writing by the political subdivision resulting from such consolidation or surviving such merger or to which such merger was made.

     (b) Within thirty (30) days after the consummation of any such consolidation, merger or transfer of title, the Issuer shall give notice thereof, in reasonable detail to the Company and the Trustee. The Issuer promptly shall furnish such additional information with respect to any such transaction as the Company or the Trustee reasonably may request.

ARTICLE IX

EVENTS OF DEFAULT AND REMEDIES tc "ARTICLE IX



EVENTS OF DEFAULT AND REMEDIES"      Section 9.1.     Events of Default Defined
tc "Section 9.1.     Events of Default Defined" \l 2 .

     The term "Event of Default" or "Default" shall mean any one or more of the following events:

     (a) the failure by the Company to pay or cause to be paid when due any payment of principal of or interest on or other amount payable under the Note.

     (b) the failure of the Issuer to pay or cause to be paid when due any payment of principal of or interest on or other amount payable under the Bonds.

     (c)     the failure of the Company to perform any of its obligations under
Section 7.3 hereof.

     (d) the occurrence of an "Event of Default" or "event of default" under any of the other Bond Documents.

     (e)     any representation or warranty of the Company contained in Section
2.2 hereof, in Article XI hereof or in any document, instrument or certificate delivered pursuant hereto or to the Indenture or in connection with the issuance and sale of the Bonds shall be false, misleading or incomplete in any material respect on the date as of which made.

     (f) failure by the Company to observe or perform any covenant, condition or agreement on the part of the Company under the Note or this Loan Agreement, other than as referred to in the preceding paragraphs of this Section 9.1, for a period of thirty (30) days after written notice, specifying such failure and requesting that it be remedied, is given to the Company by the Issuer or the Trustee.

     (g) the commencement against the Company of an involuntary case under the federal bankruptcy laws, as now constituted or hereafter amended, or any other applicable federal or state bankruptcy, insolvency or other similar law, or of any action or proceeding for the appointment of a receiver, liquidator, assignee, custodian, trustee, sequestrator (or similar official) of the Company or for any substantial part of its property, or for the windingup or liquidation of its affairs and the continuance of any such case, action, or proceeding unstayed and in effect for a period of thirty (30) consecutive days.

     (h) the commencement by the Company of a voluntary case under the federal bankruptcy laws, as now constituted or hereafter amended, or any other applicable federal or state bankruptcy, insolvency or other similar law, or the consent by it to, or its acquiescence in the appointment of or taking possession by a receiver, liquidator, assignee, trustee, custodian, sequestrator (or other similar official) of the Company or of any substantial part of its property, or the making by it of or the consent by it to any assignment for the benefit of creditors, or the failure of the Company generally to pay its debts as such debts become due, or the taking of any action by the Company in furtherance of any of the foregoing.

     Section 9.2.     Remedies on Default tc "Section 9.2.     Remedies on
Default" \l 2 .

     (a) If Payment of the Bonds shall not have been made, whenever any Event of Default referred to in Section 9.1 hereof shall have happened and shall not have been waived:

     (1) The Issuer may, by written notice, declare all installments of principal repayable pursuant to the Note for the remainder of the term thereof to be immediately due and payable, whereupon the same, together with accrued interest thereon as provided for in the Note, shall become immediately due and payable without presentment, demand, protest or any other notice whatsoever, all of which are hereby expressly waived by the Company; provided, however, all such amounts shall automatically be and become immediately due and payable without notice upon the occurrence of any event described in Section 9.1(g) or 9.1(h) hereof, which notice the Company hereby expressly waives.

     (2) The Issuer may take whatever other action at law or in equity may appear necessary or desirable to collect the amounts payable pursuant to the Note then due and thereafter to become due, or to enforce the performance and observance of any obligation, agreement or covenant of the Company under this Loan Agreement or under any of the other Bond Documents.

     (b) In the enforcement of the remedies provided in this Section 9.2, the Issuer may treat all reasonable expenses of enforcement including, without limitation, legal, accounting and advertising fees and expenses, as additional amounts payable by the Company then due and owing and the Company agrees to pay such additional amounts upon demand.

     Section 9.3.     Application of Amounts Realized in Enforcement of Remedi

tc "Section 9.3.     Application of Amounts Realized in Enforcement of Remedies"
l 2 .

     Any amounts collected pursuant to action taken under Section 9.2 hereof shall be paid to the Trustee and applied to the payment of, first, any costs, expenses and fees incurred by the Issuer and the Trustee as a result of taking such action; second, to the extent permitted by law, any interest which shall have accrued on any overdue interest and any accrued interest on any overdue principal of the Bonds at the rate set forth in the Bonds; third, any overdue interest on the Bonds; fourth, any overdue principal of the Bonds; fifth, the outstanding principal balance of the Bonds. If Payment of the Bonds shall have been made, any remaining moneys shall be applied in accordance with Section 911(b) of the Indenture.

     Section 9.4.     No Remedy Exclusive tc "Section 9.4.     No Remedy
Exclusive" \l 2 .

    No remedy herein conferred upon or reserved to the Issuer is intended to be exclusive of any other available remedy or remedies, but each and every such remedy shall be cumulative and shall be in addition to every other remedy given under this Loan Agreement or now or hereafter existing at law or in equity or by statute. No delay or omission to exercise any right or power accruing upon the occurrence of an Event of Default shall impair any such right or power or shall be construed to be a waiver thereof, but any such right and power may be exercised from time to time and as often as may be deemed expedient.

     Section 9.5.     Agreement to Pay Attorneys' Fees and Expenses tc "Section
9.5.     Agreement to Pay Attorneys' Fees and Expenses" \l 2 .

     In connection with any Event of Default, if the Issuer or the Trustee employs attorneys or incurs other expenses for the collection of amounts payable hereunder or for the enforcement of the performance or observance of any covenants or agreements on the part of the Company herein contained, the Company agrees that it will on demand therefor pay to the Issuer or the Trustee the reasonable fees of such attorneys and such other reasonable expenses so incurred by the Issuer or the Trustee.

     Section 9.6.     Correlative Waivers tc
    "Section 9.6.     Correlative
Waivers" \l 2 .

     If an event of default under Section 901 of the Indenture shall be cured or waived and any remedial action by the Trustee rescinded, any correlative default under this Loan Agreement shall be deemed to have been cured or waived.


ARTICLE X

PREPAYMENTS tc "ARTICLE X



PREPAYMENTS"      Section 10.1.     Optional Prepayments tc "Section 10.1.
Optional Prepayments" \l 2 .

    (a) The Company is hereby granted, and shall have, the option to prepay the unpaid principal of the Note in whole or in part in accordance with and as set forth in Section 701 of the Indenture with respect to the prepayment of the Bonds; provided, all prepayments shall be made in immediately available funds and with interest accrued to the date of prepayment and that any prepayment of the Note in part shall be applied to unpaid installments of principal in inverse order of maturity. Any prepayment pursuant to this subsection (a) shall be made by the Company taking, or causing the Issuer to take, the actions required (1) for Payment of the Bonds, in the case of prepayment of the Note in whole, or (2) to effect prepayment of less than all of the Bonds according to their terms in the case of a partial prepayment of the Note.

     (b) In the event of damage, destruction or condemnation of the Project or any part thereof, the Company may, at its option, pursuant to Section 6.5 hereof and without penalty or premium, prepay the Note in whole or in part; provided that any such prepayment shall be made in immediately available funds with the interest accrued to the date of whole or partial prepayment. Any prepayment pursuant to this subsection (b) shall be made by the Company taking, or causing the Issuer to take, the actions required for the full or partial prepayment of the Bond as provided for in subsection (a) hereof.
     (c)     To exercise the option granted in subsection (a) or (b) of this
Section 10.1, the Company shall give written notice to the Issuer and the Trustee which shall specify therein (1) the date of the intended prepayment of the Note, which shall not be less than thirty (30) nor more than sixty (60) days from the date the notice is mailed and (2) the principal amount of the Note to be prepaid. When given, such notice shall be irrevocable by the Company.

     Section 10.2.     Mandatory Prepayments tc "Section 10.2.     Mandatory
Prepayments" \l 2 .

     (a)     In the event of a Determination of Taxability, the Company shall,
(1) on a date selected by the Company not more than one hundred eighty (180) days following the date of the Determination of Taxability, prepay the entire unpaid principal balance of the Note in full and interest thereon, without premium, as provided therein. Immediately upon the occurrence of a Determination of Taxability, the Company shall notify the Issuer and the Trustee of the date selected for payment pursuant to this Section 10.2.

     (b) In the event any Credit Facility is not renewed and an Alternate Credit Facility has not been provided in accordance with Section 603 of the Indenture, the Company shall on or before the Interest Payment Date occurring closest to but not after fifteen (15) days prior to the expiration date of the then current Credit Facility, prepay the entire unpaid principal balance of the
Note in full. The Company shall promptly notify the Issuer and the Trustee of the date selected for such payment.

     (c) The Bonds shall be subject to mandatory redemption in whole on any date prior to their maturity at a redemption price equal to 100% of the principal amount thereof (payable on such redemption date), without any redemption premium, but with accrued interest thereon to the redemption date, which redemption date shall be not more than 90 days following the occurrence of a Cessation of Operation.

     Section 10.3.     Other Mandatory Prepayments tc
    "Section 10.3.     Other
Mandatory Prepayments" \l 2 .

     The amounts required to be applied to the prepayment of the Note by Sections 5.3 and 6.5 hereof shall be applied by the Company to prepay, together with accrued interest, all or a portion of the unpaid principal of the Note. Such prepayment shall be made by the Company taking, or causing the Issuer to take, the actions required (a) for payment of the Bonds, whether by redemption prior to the maturity or by payment at maturity, or (b) to effect the purchase, redemption or payment at maturity of less than all of the installments of principal of the Bonds in inverse order of their maturities.

ARTICLE XI

REBATE PROVISIONS tc "ARTICLE XI



REBATE PROVISIONS"      Section 11.1.     Creation of the Rebate Fund tc
"Section 11.1.     Creation of the Rebate Fund" \l 2 .

     (a) The Issuer shall create and establish with the Trustee a special trust fund in the name of the Issuer to be designated by the Trustee and which is referred to herein as the Rebate Fund (the "Rebate Fund"), which shall be held, invested, expended and accounted for in accordance with this Loan Agreement.

     (b) Moneys in the Rebate Fund shall be held in trust by the Trustee and, subject to Section 7.3 hereof, shall be held for the benefit of the United States as contemplated under the provisions of this Loan Agreement and shall not be considered to be held for the benefit of the Issuer, the Company, the Trustee or the owners of the Bonds.


ARTICLE XII

MISCELLANEOUS tc "ARTICLE XII



MISCELLANEOUS"      Section 12.1.     References to the Bonds Ineffective After
Bonds Paid tc "Section 12.1.     References to the Bonds Ineffective After Bonds
Paid" \l 2 .

     Upon Payment of the Bonds, all references in this Loan Agreement to the Bonds shall be ineffective and the Issuer and any owner of the Bonds shall not thereafter have any rights hereunder, excepting reporting and payment of rebate payments under Section 7.3 hereof and rights of the Issuer to indemnification and payment of expenses contained, without limitation, in Sections 7.5, 7.6 and
7.7 hereof.

     Section 12.2.     No Implied Waiver tc "Section 12.2.     No Implied
Waiver" \l 2 .

     In the event any agreement contained in the Note or this Loan Agreement should be breached by either party and thereafter waived by the other party, such waiver shall be limited to the particular breach so waived and shall not be deemed to waive any other breach thereunder or hereunder. Neither any failure nor any delay on the part of the Trustee to exercise any right, power or privilege hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any such right, power or privilege preclude any other or further exercise thereof, or the exercise of any other right, power or privilege.

     Section 12.3.     Issuer Representative tc "Section 12.3.     Issuer
Representative" \l 2 .

     Whenever under the provisions of this Loan Agreement the approval of the Issuer is required or the Issuer is required to take some action at the request of the Company, such approval shall be made or such action shall be taken by the Issuer Representative; and the Company, the Trustee and the Bondholders shall be authorized to rely on any such approval or action.

     Section 12.4.     Company Representative tc "Section 12.4.     Company
Representative" \l 2 .

     Whenever under the provisions of this Loan Agreement the approval of the Company is required or the Company is required to take some action at the request of the Issuer, such approval shall be made or such action shall be taken by the Company Representative; and the Issuer, the Trustee and the Bondholders shall be authorized to act on any such approval or action.

     Section 12.5.     Notices tc "Section 12.5.     Notices" \l 2 .

     (a) All notices, certificates or other communications hereunder shall be sufficiently given and shall be deemed given when delivered by hand delivery or mailed by first class, postage prepaid, registered or certified mail, or sent by nationally-recognized overnight courier addressed as follows:

     (1)     if to the Issuer:     The Rutherford County Industrial Facilities
and Pollution Control Financing Authority
                    c/o Walter H. Dalton, Esq.
                    Rutherford County Courthouse
                    Main Street
                    Rutherfordton, North Carolina 28139

     (2)     if to the Company:     Watts Regulator Co.
                    c/o Watts Industries, Inc.
                    815 Chestnut Street
                    North Andover, MA  01845
                    (Attention:  William C. McCartney, Corporate
                    Controller)

               with a copy to:     John R. LeClaire, P.C.
                    Goodwin, Procter & Hoar
                    Exchange Place
                    Boston, MA  02109

     (3)     if to the Trustee:     The First National Bank of Boston
                    150 Royall Street, Mail Stop 45-02-15
                    Canton, MA 02021
                    Attention:  Corporate Trust Division

     (b) The Issuer, the Company or the Trustee may, by notice given hereunder, designate from time to time any further or different addresses to which subsequent notices, certificates or other communications shall be sent.

     Section 12.6.     If Payment or Performance Date Is Other Than a Business
Day tc "Section 12.6.     If Payment or Performance Date Is Other Than a
Business Day" \l 2 .

     If the specified or last date for the making of any payment, the performance of any act or the exercising of any right, as provided in this Loan Agreement, shall be a day other than a Business Day, such payment may be made or act performed or right exercised on the next succeeding Business Day; provide that interest shall accrue during any such period during which payment shall not occur.

    Section 12.7.     Binding Effect tc "Section 12.7.     Binding Effect" \l 2


    This Loan Agreement shall inure to the benefit of and shall be binding upon the Issuer, the Company and their respective successors and assigns, subject to the provisions of Section 8.3 hereof.

     Section 12.8.     Severability tc "Section 12.8.     Severability" \l 2 .

     In the event any provision of this Loan Agreement or the Note shall be held invalid or unenforceable by any court of competent jurisdiction, such holding shall not invalidate or render unenforceable any other provision hereof or thereof.

     Section 12.9. Amendments, Changes and Modifications tc "Section 12.9. Amendments, Changes and Modifications" \l 2 .

     Subsequent to the issuance of the Bonds and prior to Payment of the Bonds, this Loan Agreement and the other Bond Documents, may not be effectively amended, changed, modified, altered or terminated except in accordance with the Indenture.

     This Loan Agreement may be executed in several counterparts, each of which shall be an original and all of which shall constitute but one and the same instrument, and no one counterpart of which need be executed by all parties.

     Section 12.11.     Applicable Law tc "Section 12.11. Applicable Law" \l2 .

     This Loan Agreement shall be governed by and construed in accordance with the laws of the State.

     Section 12.12. No Charge Against Issuer Credit tc "Section 12.12. No Charge Against Issuer Credit" \l 2 .

     No provision hereof shall be construed to impose a charge against the general credit of the Issuer or any personal or pecuniary liability upon any member, official, employee or agent of the Issuer.

     Section 12.13. Issuer, Directors, Members, Attorneys, Officers, Employees and Agents of Issuer and Governing Body Not Liable tc "Section 12.13. Issuer, Directors, Members, Attorneys, Officers, Employees and Agents of Issuer and Governing Body Not Liable" \l 2 . To the extent permitted by law, no recourse shall be had for the enforcement of any obligation, promise or agreement of the Issuer contained herein or in the other Bond Documents to which the Issuer is a party or for any claim based hereon or thereon or otherwise in respect hereof or thereof against any member of the Governing Body, any director, officer, agent, attorney or employee, as such, in his/her individual capacity, past, present or future, of the Issuer or Governing Body or of any successor entity, either directly or through the Issuer or Governing Body or any successor entity whether by virtue of any constitutional provision, statute or rule of law, or by the enforcement of any assessment or penalty or otherwise. No personal liability whatsoever shall attach to, or be incurred by, any member of the Governing Body, any director, officer, agent, attorney or employee as such, past, present or future, of the Issuer or Governing Body or any successor entity, either directly or through the Issuer or Governing Body or any successor entity, under or by reason of any of the obligations, promises or agreements entered into between the Issuer and the Company, whether herein contained or to be implied herefrom as being supplemental hereto; and all personal liability of that character against every such member of the Governing Body, director, officer, agent, attorney and employee is, by the execution of this Loan Agreement and as a condition of, and as part of the consideration for, the execution of this Loan Agreement, expressly waived and released.

     Notwithstanding any other provision of this Loan Agreement, the Issuer shall not be liable to the Company or the Trustee or any other person for any failure of the Issuer to take action under this Loan Agreement unless the Issuer
(a) is requested in writing by an appropriate person to take such action, (b) is assured of payment of, or reimbursement for, any reasonable expenses in such action, and (c) is afforded, under the existing circumstances, a reasonable period to take such action. In acting under this Loan Agreement, or in refraining from acting under this Loan Agreement, the Issuer may conclusively rely on the advice of its counsel.

     Section 12.14. No Liability of Issuer; No Charge Against Issuer's Credit tc "Section 12.14. No Liability of Issuer; No Charge Against Issuer's Credit" \l 2
 . Any obligation of the Issuer created by, arising out of, or entered into in contemplation of this Loan Agreement, including the Bonds, shall not impose a debt or pecuniary liability upon the Issuer, the State or any political subdivision thereof or constitute a charge upon the general credit or taxing powers of any of the foregoing. Any such obligation shall be payable solely out of the revenues and any other moneys derived hereunder and under the Indenture and the Credit Facility, except (as provided in the Indenture and in this Loan Agreement) to the extent it shall be paid out of moneys attributable to the proceeds of the Bonds or the income from the temporary investment thereof.

     The principal of, premium, if any, and interest on the Bonds shall be payable solely from the funds pledged for their payment in accordance with the Indenture and from payments made pursuant to the Credit Facility.

     Section 12.15.     Expenses tc "Section 12.15.     Expenses" \l 2 .

     The Company agrees to pay all reasonable fees and expenses incurred in connection with the preparation, execution, delivery, modification, waiver, and amendment of this Loan Agreement, the other Bond Documents and related documents, and the fees and expenses of bond counsel, counsel for the Issuer and counsel for the Trustee in connection therewith or in connection with any transactions contemplated thereby. The Company also agrees to pay to the Trustee, as and when the same become due, its reasonable fees for services rendered and its expenses incurred as Trustee, including the reasonable fees of its counsel, and such other amounts as the Company herein assumes or agrees to pay, including costs or expenses necessary to cancel and discharge the Indenture. The Company also agrees to pay all expenses incurred by the Trustee or the Issuer in collection of any indebtedness incurred hereunder in the event of default by the Company, including reasonable attorneys fees.

     Section 12.16.     Amounts Remaining with the Trustee tc
 "Section 12.16.    Amounts Remaining with the Trustee" \l 2 .

     Any amounts remaining in the Bond Fund or otherwise in trust with the Trustee under the Indenture or this Loan Agreement shall, after Payment of the Bonds and all Administrative Expenses in accordance with this Loan Agreement, be disbursed by the Trustee in accordance with the provisions of the Indenture or otherwise as may be required by law.

     IN WITNESS WHEREOF, the Issuer and the Company have caused this Loan Agreement to be executed in their respective legal names by their duly authorized representatives all as of the date first above written.

                         WATTS REGULATOR CO.


                         By
                                       Its:
                         THE RUTHERFORD COUNTY INDUSTRIAL FACILITIES AND
POLLUTION CONTROL FINANCING AUTHORITY


                         By
                                            Its:

AFTER THE ENDORSEMENT OF THIS NOTE AS HEREON PROVIDED, THIS NOTE MAY NOT BE ASSIGNED, PLEDGED, ENDORSED OR OTHERWISE TRANSFERRED EXCEPT TO A SUCCESSOR OF THE TRUSTEE UNDER THE TRUST INDENTURE REFERRED TO IN THE LOAN AGREEMENT REFERRED TO HEREIN.


PROMISSORY NOTE


$5,000,000       September 1, 1994


     FOR VALUE RECEIVED, WATTS REGULATOR CO., a Massachusetts corporation (the "Company"), by this promissory note promises to pay to the order of

THE RUTHERFORD COUNTY INDUSTRIAL FACILITIES AND POLLUTION
CONTROL FINANCING AUTHORITY

(the "Issuer") the principal sum of

FIVE MILLION DOLLARS
($5,000,000)
on the first business day of September, 2002, and interest on the unpaid principal amount hereof, from the date of authentication and delivery of the Bonds (as defined in the Loan Agreement referred to below) until the principal amount hereof and interest thereon is paid in full on the Interest Payment Dates (as defined in the Indenture, hereinafter described) and at the rate of interest equal to the Variable Rate (as defined in the Indenture) or the Fixed Rate (as defined in the Indenture).

     This Promissory Note is the "Note" referred to in the Loan Agreement of even date herewith (the "Loan Agreement"), between the Company and the Issuer and is entitled to the benefits thereof and subject to the conditions thereof. Terms not otherwise defined herein shall have the definition set forth in the Loan Agreement.

     Under the Loan Agreement, the Issuer has loaned to the Company the proceeds of its $5,000,000 Industrial Development Revenue Refunding Bonds (Watts Regulator Co. Project), Series 1994, which are to be used for the purpose of refunding in whole the outstanding amount of the Issuer's $5,000,000 Industrial Development Revenue Bonds (Regtrol, Inc. Project), Series 1984 (the "Prior Bonds"), the proceeds of which were used to finance, in whole or in part, the cost of the expansion of an existing manufacturing facility located at 100 Watts Road, Spindale, Rutherford County, North Carolina, the construction thereon of an approximately 25,000 to 45,000 square foot building addition and the acquisition and installation therein of certain machinery and equipment, including automatic screwing machines, lathes, assembly equipment and ancillary machinery and equipment (the "Project") in Rutherford County. The Bonds have been issued, concurrently with the execution and delivery of this Note, pursuant to, and are secured by, the Trust Indenture (the "Indenture") of even date herewith between the Issuer and The First National Bank of Boston (the "Trustee"). The Bonds bear interest at the Variable Rate prior to the Conversion Date and at the Fixed Rate on or subsequent to the Conversion Date. Such interest is payable on Interest Payment Dates. This Note shall bear interest at the Variable Rate and the Fixed Rate during the same periods as the Bonds. (Unless otherwise defined herein, all capitalized terms used herein shall have the meanings assigned to such terms in the Loan Agreement and the Indenture.)

     Each payment of principal of and interest on this Note will be sufficient to enable the Issuer to pay when due the total amount of principal of (whether at maturity, upon acceleration or otherwise), premium, if any, and interest on the Bonds (as defined in the Loan Agreement). To the extent that principal of, premium, if any, and interest on the Bonds shall be paid, there shall be credited against unpaid principal of or interest on this Note, as the case may be, an amount equal to the principal of or interest on such Bonds so paid. The principal of, premium, if any, and interest on this Note are payable in immediately available funds of any coin or currency of the United States of America which on the respective dates of payment thereof shall be legal tender for the payment of public and private debts.

     The Company also agrees, on or before any other date that any payment of the purchase price is required to be made in respect of the Bonds pursuant to the Indenture, to pay or cause to be paid, such amounts as shall be necessary to enable the Tender Agent to pay the purchase price of Bonds delivered to it for purchase as more particularly described in the Indenture; provided however, that the obligation of the Company to make any such payment shall be reduced by the amount of moneys available for such payment described in Section 301(c) of the Indenture; and provided further, that the obligation of the Company to make any such payment hereunder shall be deemed to be satisfied and discharged to the extent of the corresponding payment made by the Credit Facility Issuer under the Credit Facility.

     The obligation of the Company to make the payments required hereunder shall be absolute and unconditional without any defense, recoupment or right of set-off by reason of any default by the Issuer under the Loan Agreement or for any other reason.

     Upon the occurrence of an Event of Default specified in the Loan Agreement, the unpaid principal hereof and accrued interest and additional interest hereon may become forthwith due and payable as provided in the Loan Agreement, and in the event the Company shall fail to pay any amount required to be paid under this promissory note when due, the Company shall pay interest on such amount at a rate per annum equal to the Overdue Rate (as defined in the Loan Agreement).

     The Company may at its option on and may under certain circumstances be required to, prepay all or any part of the unpaid principal of this Note upon the terms provided in the Loan Agreement.

     The Company hereby promises to pay all costs of collection, including reasonable attorneys' fees and disbursements, in the case of a default under this Note or the Loan Agreement. The Company hereby waives presentment, protest and notice of protest or dishonor.

     This Note shall be construed in accordance with the laws of the State of North Carolina.

     IN WITNESS WHEREOF, the Company has caused this instrument to be executed in its corporate name by its duly authorized officer, under seal, all as of the date first above written.

                         WATTS REGULATOR CO.


                         By:
                                            Its:

ENDORSEMENT


     Pay to the order of The First National Bank of Boston, as Trustee for the benefit of the Bondholders under the Trust Indenture, dated as of September 1, 1994, between the Issuer and the Trustee, without recourse. This endorsement is given and made without any warranty as to the authority and genuineness of the signature of the maker of the foregoing Promissory Note.

     This the _____ day of September, 1994.

                         THE RUTHERFORD COUNTY INDUSTRIAL FACILITIES AND
POLLUTION CONTROL FINANCING AUTHORITY



By:                                      Its:



Attest:


By:                         Its:

EXHIBIT B

The Project


     The Project consists of the expansion of an existing manufacturing facility located at 100 Watts Road, Spindale, Rutherford County, North Carolina, the construction thereon of an approximately 25,000 to 45,000 square foot building addition and the acquisition and installation therein of certain machinery and equipment, including automatic screwing machines, lathes, assembly equipment and ancillary machinery and equipment.

Exhibit 10.19


                           LETTER OF CREDIT, REIMBURSEMENT AND
                                    GUARANTY AGREEMENT


                             Dated as of September 1, 1994

                           TABLE OF CONTENTS



                                                                       Pages


ARTICLE I    DEFINITIONS                                                3


ARTICLE II   REPRESENTATIONS AND WARRANTIES OF THE
             GUARANTOR                                                 10

             2.1.   Incorporation                                      10
             2.2.   Power and Authority; No Conflicts;
                    Enforceability                                     10
             2.3.   Financial Condition                                11
             2.4.   Title to Property and Assets                       11
             2.5.   Litigation                                         11
             2.6.   Taxes                                              11
             2.7.   Trademarks, Franchises and Licenses                12
             2.8.   No Default                                         12
             2.9.   Governmental Authority                             12
             2.10.  ERISA Requirements                                 12
             2.11.  Pollution and Environmental Control;
                    Hazardous Substances                               12
             2.12.  Capital Structure                                  13
             2.13.  Solvent Financial Condition                        13
             2.14.  Restrictions                                       13
             2.15.  Full Disclosure                                    13
             2.16.  Labor Relations                                    13
             2.17.  Compliance with Laws                               14
             2.18.  Brokers                                            14
             2.19.  Trade Relations                                    14
             2.20.  Investment Company Act                             14
             2.21.  Survival of Representations and
                    Warranties                                         14


ARTICLE III  REPRESENTATIONS AND WARRANTIES OF THE
              BORROWER                                                 15

             3.1.  Incorporation                                       15
             3.2.  Power and Authority                                 15
             3.3.  Governmental Authority                              15
             3.4.  Project Site                                       15
             3.5.  Survival of Representatives
                    and Warranties                                     16

 ARTICLE IV   TERMS OF LETTER OF CREDIT, REIMBURSEMENT,
               OTHER PAYMENTS AND GUARANTY                             17

              4.1.  Letter of Credit                                   17
              4.2.  Reimbursement and Other Payments                   17
              4.3.  Tender Advances                                    17
              4.4.  Commission and Fee                                 19
              4.5.  Increased Costs                                    19
              4.6.  Computation                                        19
              4.7.  Payment Procedure                                  19
              4.8.  Business Days                                      20
              4.9.  Reimbursement of Expenses                          20
             4.10.  Expiration Date                                    20
             4.11.  Guaranty                                           20
             4.12.  Obligations Absolute                               21
             4.13.  Waiver of Guarantor's Rights                       22


ARTICLE V    SECURITY; INSURANCE                                       24

             5.1.     Security                                         24
             5.2.     Casualty and Liability Insurance
                      Required                                         24
             5.3.     Notice of Casualty or Taking                     24


ARTICLE VI     AFFIRMATIVE COVENANTS                                   25

            6.1.     Financial Reports and Other Data
                     and Information                                   25
            6.2.     Books, Records and Inspections                    26
            6.3.     Maintenance of Property, Insurance                27
            6.4.     Corporate Franchises                              27
            6.5.     Compliance with Statutes, etc.                    27
            6.6.     ERISA                                             27
            6.7.     Performance of Obligations                        28
            6.8.     Taxes and Liens                                   28
            6.9.     Payment of Obligations                            28
            6.10.    Environmental Matters                             29


ARTICLE VII     NEGATIVE COVENANTS                                     30

            7.1.     Negative Pledge; Liens                            30
            7.2.     Consolidation or Merger                           31
            7.3.     Sale of Assets, Dissolution, Etc.                 31
            7.4.     Loans and Investments                             31
            7.5.     Consolidated Total Liabilities to
                     Consolidated Tangible Net Worth                   32
            7.6.     Coverage Ratio                                    32
            7.7.     Current Ratio                                     32
            7.8.     Consolidated Net Worth                            32

 ARTICLE VIII     CONDITIONS TO ISSUANCE OF LETTER OF
                  CREDIT                                                33

          8.1.     Conditions of Issuance                               33
          8.2.     Additional Conditions Precedent to
                   Issuance of the Letter of Credit                     34
          8.3.     Conditions Precedent to Each
                   Tender Advance                                       34


ARTICLE IX         DEFAULT                                              36

          9.1.     Events of Default                                    36
          9.2.     No Remedy Exclusive                                  38


ARTICLE X          MISCELLANEOUS                                        39

          10.1.     Indemnification                                     39
          10.2.     Transfer of Letter of Credit                        40
          10.3.     Reduction of Letter of Credit                       40
          10.4.     Liability of the Bank                               40
          10.5.     Successors and Assigns                              41
          10.6.     Notices                                             41
          10.7.     Amendment                                           42
          10.8.     Effect of Delay and Waivers                         42
          10.9.     Counterparts                                        42
          10.10.     Severability                                       42
          10.11.     Cost of Collection                                 42
          10.12.     Set Off                                            42
          10.13.     Governing Law                                      43
          10.14.     References                                         43
          10.15.     Consent to Jurisdiction, Venue                     43


EXHIBIT A    Form of Letter of Credit
EXHIBIT B    Representations of the Guarantor;
             Representations of the Borrower
EXHIBIT C    Liens
EXHIBIT D    Insurance
EXHIBIT E    Opinion of Counsel to the Borrower and the Guarantor
EXHIBIT F    Opinion of Bond Counsel
EXHIBIT G    Reliance Opinion of Bond Counsel

     LETTER OF CREDIT, REIMBURSEMENT and
     GUARANTY AGREEMENT


     THIS AGREEMENT, dated as of September 1, 1994 by and among WATTS REGULATOR CO., a Massachusetts corporation ("the Borrower"), WATTS INDUSTRIES, INC., a Delaware corporation ("the Guarantor"), and THE FIRST UNION NATIONAL BANK OF NORTH CAROLINA, a national banking association organized and existing under the laws of the United States with its principal offices located in Charlotte, North Carolina (the "Bank");

                                   W I T N E S S E T H:

     WHEREAS, arrangements have been made pursuant to a Trust Indenture of even date herewith (the "Indenture") between The Rutherford County Industrial Facilities and Pollution Control Financing Authority (the "Issuer") and The First National Bank of Boston, Boston, Massachusetts (the "Trustee") for the issuance and sale by the Issuer of its Industrial Development Revenue Refunding Bonds (Watts Regulator Co. Project), Series 1994 in the original aggregate principal amount of $5,000,000 (the "Bonds"); and

     WHEREAS, the Bonds have been issued for the purpose of refunding in whole the outstanding principal amount of the Issuer's Industrial Development Revenue Refunding Bonds (Regtrol, Inc. Project), Series 1984 in the original aggregate principal amount of $5,000,000 (the "Prior Bonds"), the proceeds of which were used to finance, in whole or in part, the cost of acquiring, constructing and installing a certain project in Rutherford County, North Carolina (the "Project") owned and operated by the Borrower, as successor by merger to Regtrol, Inc., a Delaware corporation; and

     WHEREAS, in order to enhance the marketability of the Bonds, the Borrower has requested the Bank to issue an irrevocable direct pay letter of credit in the form attached hereto as Exhibit A (such letter of credit or any successor or substitute letter of credit issued by the Bank herein individually and collectively called the "Letter of Credit") in an aggregate amount not exceeding $5,250,000, of which (a) $5,000,000 shall support the payment of principal or portion of the purchase price corresponding to principal of the Bonds and (b) $250,000 shall support the payment of up to 120 days' interest or portion of the purchase price corresponding to interest on the Bonds at an assumed interest rate of 15% per annum; and

     WHEREAS, as a condition precedent to the issuance of the Letter of Credit, the Bank has requested and the Guarantor has agreed to unconditionally guarantee the obligations of the Borrower hereunder as hereinafter provided;

      NOW, THEREFORE, in consideration of the premises and other good and valuable consideration, including the covenants, terms and conditions hereinafter appearing, and to induce the Bank to issue the Letter of Credit, the Borrower and the Guarantor do hereby covenant and agree with the Bank as follows:

     ARTICLE I

     Definitions

     All words and terms defined in Article I of the Loan Agreement shall have the same meanings in this Agreement, unless otherwise specifically defined herein. The terms defined in this Article I have, for all purposes of this Agreement, the meanings specified hereinabove or in this Article, unless defined elsewhere herein or the context clearly requires otherwise.

     1.1. "Affiliate" means any person, corporation, association or other business entity which directly or indirectly controls, or is controlled by, or is under common control with the Borrower or the Guarantor.

     1.2. "Agreement" shall mean this Letter of Credit, Reimbursement and Guaranty Agreement, as the same may from time to time be amended, modified or supplemented in accordance with the terms hereof.

     1.3. "Alternate Credit Facility" means any irrevocable direct pay letter of credit, insurance policy or similar credit enhancement or support facility for the benefit of the Trustee, the terms of which Alternate Credit Facility shall in all respects material to the registered owners of the Bonds be the same (except for the term set forth in such Alternate Credit Facility) as those of the Letter of Credit.

     1.4.  "Bankruptcy Code" means 11 U.S.C.  101 et seq., as amended.

     1.5. "Bondholder" or "Bondholders" means the initial and any future registered owners of the Bond or Bonds as registered on the books and records of the Bond Registrar pursuant to Section 204 of the Indenture.

     1.6. "Bond Documents" means, collectively, the Loan Agreement, the Note, the Remarketing Agreement, the Tender Agency Agreement, the Indenture, the Security Instruments and the Bonds, as the same may be amended, modified or supplemented from time to time in accordance with their respective terms.

     1.7.  "Borrower" means Watts Regulator Co., a Massachusetts corporation.

     1.8. "Cash and Cash Equivalents" means as to any Person at a particular date, the aggregate amount of all items categorized as "cash" and "cash equivalents" on the balance sheet of such Person, as determined in accordance with GAAP.

      1.09. "Consistent Basis" means, in reference to the application of GAAP, that the accounting principles observed in the period referred to are comparable in all material respects to those applied in the preceding period, except as to any changes consented to by the Bank.

     1.10. "Consolidated Net Income" means the consolidated gross revenues of the Guarantor and the Borrower and the Subsidiaries of each for such period less all expenses and other proper charges for such period (including taxes on or measured by income) determined in accordance with GAAP.

     1.11. "Consolidated Net Worth" of the Guarantor and the Borrower and the Subsidiaries of each shall mean at any time as of which the amount thereof is to be determined, the sum of the Net Worth of such Persons.

     1.12. "Consolidated Subsidiaries" means the Subsidiaries of the Guarantor included in the audited consolidated financial statements of the Guarantor from time to time.
      1.13. "Consolidated Tangible Net Worth" of the Guarantor and the Borrower and the Subsidiaries of each shall mean at any time as of which the amount thereof is to be determined, the Consolidated Net Worth less, the sum of the following (without duplication of deductions in respect of items already deducted in arriving at surplus and retained earnings): (a) all reserves, except legal reserves and other contingency reserves (i.e., reserves not allocated to specific purposes and not deducted from assets), which are properly treated as appropriations of surplus or retained earnings; (b) the book value of all assets which would be treated as intangibles under GAAP including, without limitation, capitalized expenses, goodwill, trademarks, trade names, franchises, copyrights, patents and unamortized debt discount and expense; and (c) any treasury stock.

     1.14. "Consolidated Total Liabilities" means the sum of the Total Liabilities of the Guarantor and the Borrower and the Subsidiaries of each at any time as of which the amount thereof is to be determined.

     1.15. "Consultant" means any third-party architect or engineer satisfactory to the Bank.

     1.16. "Current Assets" means Cash and Cash Equivalents and all other assets or resources of a Person which are expected to be realized in cash, sold in the ordinary course of business, or consumed within one year, all determined in accordance with GAAP.

     1.17. "Current Liabilities" means the amount of all liabilities of a Person which by their terms are payable within one year (including all indebtedness payable on demand or maturing not more than one year from the date of computation and the current portion of long-term debt), all determined in accordance with GAAP.

     1.18. "Default" means an event or condition the occurrence of which would, with the lapse of time or the giving of notice, or both, become an Event of Default.

     1.19. "Distribution" means in respect of any corporation means and includes: (i) the payment of any dividends or other distributions on capital stock of the corporation (except distributions in such stock) and (ii) the redemption or acquisition of its Securities unless made contemporaneously from the net proceeds of the sale of its Securities.

     1.20. "Environmental Laws" means all federal, state and local laws, rules, regulations, ordinances, programs, permits, guidances, orders and consent decrees relating to health, safety and environmental matters, including, but not limited to, the Resource Conservation and Recovery Act; the Comprehensive Environmental Response, Compensation and Liability Act of 1980; the Toxic Substances Control Act, as amended; the Clean Water Act; the River and Harbor Act; the Water Pollution Control Act; the Marine Protection Research and Sanctuaries Act; the Deep-Water Port Act; the Safe Drinking Water Act; the Superfund Amendments and Reauthorization Act of 1984; the Federal Insecticide, Fungicide and Rodenticide Act; the Mineral Lands and Leasing Act; the Surface Mining Control and Reclamation Act; state and federal superlien and environmental cleanup programs and laws; and U.S. Department of Transportation regulations.

     1.21. "ERISA" means the Employee Retirement Income Security Act of 1974, as amended, including any rules and regulations promulgated thereunder.

     1.22. "ERISA Affiliate" means a Person under common control with the Guarantor within the meaning of Section 414(c) of the Internal Revenue Code of
1984, as amended, or Section 4001(b) of ERISA.      1.23.  "Event of Default"
means an Event of Default as defined in Section 9.1 hereof.      1.24.
"Expiration Date" means September 29, 1997, the expiration date of the Letter of Credit, as such date may be extended in accordance with the terms of Section
4.10 hereof.

     1.25. "GAAP" means those principles of accounting set forth in pronouncements of the Financial Accounting Standards Board and its predecessors or pronouncements of the American Institute of Certified Public Accountants or those principles of accounting which have other substantial authoritative support and are applicable in the circumstances as of the date of application, as such principles are from time to time supplemented or amended.

     1.26.  "Guarantor" means Watts Industries, Inc., a Delaware corporation.

     1.27. "Indebtedness" means with respect to any Person, all indebtedness of such Person for borrowed money, all indebtedness of such Person for the acquisition of property other than purchase of products and merchandise in the ordinary course of business, indebtedness secured by and any lien, pledge or other encumbrance on the property of such Person whether or not such indebtedness is assumed, all liability of such Person by way of endorsements (other than for collection or deposit in the ordinary course of business); all guarantees of Indebtedness of any other Person by such Person (including any agreement, contingent or otherwise, to purchase any obligation representing such Indebtedness or property constituting security therefor, or to advance or supply funds for such purpose or to maintain working capital or other balance sheet or income statement condition, or any other arrangement in substance effecting any of the foregoing); all leases and other items which in accordance with GAAP are classified as liabilities on a balance sheet; provided that in no event shall the term Indebtedness include capital stock, surplus and retained earnings, minority interests in the common stock of subsidiaries, reserves for deferred income taxes and investment credits, other deferred credits and reserves, and deferred compensation obligations.

     1.28. "Lien" means any interest in Property securing an obligation owed to, or a claim by, a Person other than the owner of the Property, whether such interest is based on the common law, statute or contract, and including, but not limited to, the security interest, security title or lien arising from a security agreement, mortgage, deed of trust, deed to secure debt, encumbrance, pledge, conditional sale or trust receipt or a lease, consignment or bailment for security purposes. For the purpose of this Agreement, the Borrower or the Guarantor, respectively, shall be deemed to be the owner of any Property which it has acquired or holds subject to a conditional sale agreement or other arrangement pursuant to which title to the Property has been retained by or vested in some other Person for security purposes.

     1.29. "Material Adverse Effect" means a material adverse effect on the business, operations or financial condition of the Guarantor and its Subsidiaries or if applicable, such other Person, taken as a whole.
     1.30. "Money Borrowed" as applied to Indebtedness, means
 (i) Indebtedness for borrowed money;
 (ii) Indebtedness, whether or not in any such case the same was for borrowed money,
(A) which is represented by notes payable or drafts accepted that evidence extensions of credit,
(B) which constitutes obligations evidenced by bonds, debentures, notes or similar instruments, or (C) upon which interest charges are customarily paid (other than accounts payable) or that was issued or assumed as full or partial payment for Property; (iii) Indebtedness that constitutes a Capitalized Lease Obligation; and (iv) Indebtedness under any guaranty of obligations that would constitute Indebtedness for Money Borrowed under clauses (i) through (iii) hereof.

     1.31. "Net Worth" means the amount of issued and outstanding share capital, plus the amount of additional paid-in capital, retained earnings (or, in the case of a deficit, minus the amount of such deficit), determined in accordance with GAAP.

     1.32. "Obligations" means all loans and all other advances, debts, liabilities, obligations, covenants and duties owing, arising, due or payable from the Borrower to the Bank of any kind or nature, present or future, whether or not evidenced by any note, guaranty or other instrument, whether arising under this Agreement or any of the other Bond Documents or Security Instruments or otherwise, whether direct or indirect (including those acquired by assignment), absolute or contingent, primary or secondary, due or to become due, now existing or hereafter arising and however acquired. The term includes, without limitation, all interest, charges, expenses, fees, attorney's fees and any other sums chargeable to the Borrower under any of the Bond Documents or Security Instruments.

     1.33. "Officer's Certificate" means the Certificate of the Chief Financial Officer or the Controller of the Borrower or the Guarantor, as the case shall be, as approved by the Bank.

     1.34. "Other Agreements" means any and all agreements, instruments and documents (other than this Agreement and the Security Instruments), heretofore, now or hereafter executed by the Borrower or the Guarantor or the Subsidiaries of either or any of them and delivered to the Bank in respect to the transactions contemplated by this Agreement.

     1.35.  "Permitted Encumbrances" means and includes:

          (a) liens for taxes and assessments not delinquent or which are being contested in good faith by appropriate proceedings and against which adequate reserves have been provided for on the books of the Guarantor or the Borrower, as applicable;

          (b) worker's, mechanic's and materialmen's liens and similar liens incurred in the ordinary course of business remaining undischarged or unstayed for not longer than 60 days following Borrower's notice of the attachment thereof;
               (c) attachments remaining undischarged or unstayed for not longer than 60 days from the making thereof;
               (d) liens in respect of final judgments or awards remaining undischarged or unstayed for not longer than 60 days from the making thereof;

          (e) liens in respect of pledges or deposits under worker's compensation laws, liens to secure customs bonds, unemployment insurance or similar legislation and in respect of pledges or deposits to secure bids, tenders, contracts (other than contracts for the payment of money), leases or statutory obligations, or in connection with surety, appeal and similar bonds incidental to the conduct of litigation;
               (f) any other liens, easements, encumbrances, rights of way and clouds on title included within the term "Permitted Encumbrances" as defined in the Deed to Secure Debt and Security Agreement.

     1.36. "Person" means an individual, partnership, corporation, trust, joint venture, unincorporated organization, association, or a government, or agency or political subdivision or instrumentality thereof.

     1.37. "Plan" means a pension plan (other than a multiemployer pension plan as defined in Section 3(37) of ERISA) that is subject to Title IV of ERISA.

     1.38. "Pledge Agreement" means the Pledge Agreement of even date herewith from the Borrower to the Bank.

     1.39. "Prime Rate" means the interest rate publicly announced from time to time by the Bank to be its prime rate, which may not necessarily be its best lending rate. In the event the Bank shall abolish or abandon the practice of announcing its Prime Rate or should the same be unascertainable, the Bank shall designate a comparable reference rate which shall be deemed to be the Prime Rate under this Agreement.

     1.40. "Private Placement Memorandum" means the Private Placement Memorandum dated September 29, 1994 relating to the Bonds.

     1.41. "Prohibited Transaction" means any transaction set forth in Section 406 of ERISA or Section 4975 of the Internal Revenue Code of 1984, as amended from time to time.

     1.42. "Project" means the manufacturing facility acquired, constructed and installed with the proceeds of the Prior Bonds, owned and operated by the Borrower in Rutherford County, North Carolina.
      1.43. "Property" means any interest in any kind of property or asset, whether real, personal or mixed, or tangible or intangible.

     1.44. "Reportable Event" means any of the events set forth in Section 4043(b) of ERISA other than those events for which the obligation to notify the Pension Benefit Guaranty Corporation ("PBGC") has been waived under 29 C.F.R.
Part 2615.

     1.45. "Security" means shall have the same meaning as in Section 2(1) of the Securities Act of 1933, as amended.

     1.46. "Security Instruments" means, collectively, the Pledge Agreement and any and all Other Agreements.

     1.47. "Solvent" means as to any Person, such Person (i) owns Property whose fair saleable value is greater than the amount required to pay all of such Person's Indebtedness (including contingent debts), (ii) is able to pay all of its Indebtedness as such Indebtedness matures and (iii) has capital sufficient to carry on its business and transactions and all business and transactions in which it is about to engage.

     1.48. "Subsidiary" or "Subsidiaries" means, as to any Person, any corporation whether organized and existing under the laws of any state of the United States, including the District of Columbia and Puerto Rico, or under the laws of any foreign country, of which more than 50% of voting stock at any time is owned or controlled directly or indirectly by the Borrower or the Guarantor, as applicable.

     1.49.  "Tender Advance" has the meaning assigned to that term in Section
4.3 of this Agreement.

     1.50. "Tender Draft" has the meaning assigned to that term in the Letter of Credit.

     1.51. "Termination Date" means the last day a drawing is available under the Letter of Credit.

     1.52. "Trustee" means any Person or group of Persons at the time serving as corporate fiduciary under the Indenture.

     1.53. "Uniform Customs and Practice" shall mean the Uniform Customs and Practice for Documentary Credits, 1994 Revision, ICC Publication No. 500.

     ARTICLE II

     Representations and Warranties of the Guarantor

     The Guarantor represents and warrants to the Bank (which representations and warranties shall survive the delivery of the documents mentioned herein and the issuance of the Letter of Credit) that:

     2.1. Incorporation. Each of the Guarantor and its Consolidated Subsidiaries is a corporation, partnership or joint venture, respectively, duly organized, existing and in good standing under the laws of its respective jurisdiction, except where the failure to be in good standing would not have a Material Adverse Effect and has the corporate or other power to own its respective properties and to carry on its respective business as now or at such future time being conducted, and is duly qualified as a foreign corporation or otherwise to do business in every jurisdiction in which the failure to be so qualified would have a Material Adverse Effect. On the date of the execution and delivery of this Agreement, the Guarantor has the respective Consolidated
Subsidiaries shown on Exhibit B hereto, and no other Subsidiaries.      2.2.
Power and Authority; No Conflicts; Enforceability. It is duly authorized under all applicable provisions of law to execute, deliver and perform this Agreement and the Other Agreements to which it is a party, and all corporate action on its part required for the lawful execution, delivery and performance hereof and thereof has been duly taken; and this Agreement and the Other Agreements to which it is a party, upon the due execution and delivery hereof, will be the valid, binding and legal obligation of the Guarantor enforceable in accordance with their respective terms, subject to bankruptcy, insolvency, reorganization, moratorium, or similar laws affecting creditors' rights generally and to general principles of equity. Neither the execution of this Agreement, nor the fulfillment of or compliance with the respective provisions and terms hereof, will (A) conflict with, or result in a breach of the terms, conditions or provisions of, or constitute a violation of or default under any applicable law, regulation, judgment, writ, order or decree to which the Guarantor or any Consolidated Subsidiary or any of their respective properties are subject, or the charter or bylaws of the Guarantor or any Consolidated Subsidiary, or any agreement or instrument to which the Guarantor or any Consolidated Subsidiary is now a party and (b) create any lien, charge or encumbrance upon any of the property or assets of the Guarantor or any Consolidated Subsidiary pursuant to the terms of any agreement or instrument to which the Guarantor or any Subsidiary is a party or by which they, or any of them, or any of their respective properties, are bound except pursuant to the Security Instruments.

      2.3. Financial Condition. The consolidated balance sheet of the Guarantor and its Consolidated Subsidiaries for the fiscal year ended as of June 30, 1994, and the related consolidated statements of income and retained earnings and changes in financial position for the fiscal year, copies of which have been furnished to the Bank, are correct, complete and fairly present the financial condition of the Guarantor and its Consolidated

Subsidiaries in all material respects as at the date thereof, and the results of its respective operations for such fiscal year. The Guarantor and its Consolidated Subsidiaries do not have any material direct or contingent liabilities as of the date of this Agreement which are not provided for or reflected in the consolidated balance sheet dated June 30, 1994, or referred to in notes thereto or set forth in Exhibit B hereto. There has been no material adverse change in the business, properties or condition, financial or otherwise, of the Guarantor and its Consolidated Subsidiaries since June 30, 1994.

     2.4. Title to Property and Assets. It has good and marketable title to its Property, including the properties and assets reflected in the financial statements and notes thereto described in Section 2.3 hereof, except for such assets as have been disposed of since the date of said financial statements in the ordinary course of business or as are no longer useful in the conduct of its business, and all such properties and assets are free and clear of all material Liens, mortgages, pledges, encumbrances or charges of any kind except Liens reflected in the financial statements or Exhibit B hereto or permitted under
Section 7.2 hereof.

     2.5. Litigation. There are no pending or, to the best of its knowledge, threatened material actions, suits or proceedings before any court, arbitrator or governmental or administrative body or agency which may materially adversely affect the properties, business or condition, financial or otherwise, of the Guarantor and its Consolidated Subsidiaries on a consolidated basis, except as disclosed in the financial statements and notes thereto described in Section 2.3 hereof or Exhibit B hereto.

     2.6. Taxes. It has filed all material tax returns required to be filed by it and all material taxes due with respect thereto have been paid, and except as described in Exhibit B hereto, no controversy in respect of a material amount of additional taxes, state, federal or foreign, of the Guarantor is pending, or, to the knowledge of the Guarantor, threatened. The federal income taxes of the Guarantor have been examined and reported on or closed by applicable statutes for all fiscal years to and including the fiscal year ending June 30, 1990, and adequate reserves have been established for the payment of all such taxes for periods ended subsequent to June 30, 1990.
      2.7. Trademarks, Franchises and Licenses. It owns, possesses, or has the right to use all necessary material patents, licenses, franchises, trademarks, trademark rights, trade names, trade name rights and copyrights to conduct business as now conducted, without known conflict with any patent, license, franchise, trademark, trade name, or copyright of any other Persons.

     2.8. No Default. It is not in default in the performance, observance or fulfillment of any of its material obligations, covenants or conditions contained in any agreement or instrument to which it is a party or by which it may be bound, the effect of which default would allow any Person to cause such obligation under the agreement or instrument to become due prior to its stated maturity.

     2.9. Governmental Authority. It has received the written approval of all federal, state, local and foreign governmental authorities, if any, necessary to carry out the terms of this Agreement, and no further governmental consents or approvals are required in the making or performance of this Agreement by it.

     2.10. ERISA Requirements. It has not incurred any material liability to the PBGC established under ERISA (or any successor thereto under ERISA) in connection with any Plan established or maintained by it or by any Person under common control with it (within the meaning of Section 414(c) of the Internal Revenue Code of 1984, as amended (the "Code"), or of Section 4001(b) of ERISA), or in which its employees are entitled to participate. No such Plan has incurred any material accumulated funding deficiency within the meaning of ERISA. No Reportable Event in connection with any such Plan has occurred or is continuing.

     2.11. Pollution and Environmental Control; Hazardous Substances. It has obtained all permits, licenses and other authorizations which are required under any Environmental Laws, except to the extent that failure to have obtained any such permit, license or authorization will not have a Material Adverse Effect, and is in material compliance with, all federal, state, and local Environmental Laws and regulations relating, without limitation, to pollution, reclamation or protection of the environment, including laws relating to emissions, discharges, releases or threatened releases of pollutants, contaminants or hazardous or toxic materials or wastes into air, water, or land, or otherwise relating to the manufacture, processing, distribution, use, treatment, storage, disposal, transport, or handling of pollutants, contaminants or hazardous or toxic substances, materials or wastes the failure to comply with which would have a Material Adverse Effect. Neither any Guarantor, nor to Guarantor's knowledge any previous owner of the Project Site, has disposed of any hazardous substances on any portion of the Project Site. As used in this subparagraph, "hazardous substances" shall have the meaning set forth in the Comprehensive Environmental Response, Compensation, and Liability Act, 42 U.S.C. 6901, et. seq., and the regulations adopted pursuant to such act.

     2.12. Capital Structure. Exhibit B attached hereto and made a part hereof states the correct name of each of the Consolidated Subsidiaries of the Guarantor, the jurisdiction of organization or incorporation and the percentage of its voting stock owned by the Guarantor. The Guarantor has good title to all of the shares it purports to own of the stock of each Consolidated Subsidiary, free and clear in each case of any Lien other than Permitted Liens. All such shares have been duly issued and are fully paid and non-assessable.

     2.13. Solvent Financial Condition. It is now, and after giving effect to the transactions contemplated hereby, will be Solvent.

     2.14. Restrictions. It is not a party or subject to any contract, agreement, or charter or other corporate restriction, which Guarantor believes materially and adversely affects its business or the use or ownership of any of its Properties. The Guarantor is not a party or subject to any contract or agreement which restricts its right or ability to incur Indebtedness, other than as set forth on Exhibit B attached hereto, none of which prohibit the execution of or compliance with this Agreement by the
Guarantor.    2.15.  Full Disclosure.  The Financial Statements referred to in
Section 2.3 above, do not, nor does this Agreement or the Bond Documents or any Other Agreement or written statement of the Guarantor to the Bank (including, without limitation, the Guarantor's filings, if any, with the Securities and Exchange Commission), taken as a whole, contain any untrue statement of a material fact or omit a material fact necessary to make the statements contained therein or herein not misleading. There is no fact which the Guarantor has failed to disclose to the Bank in writing which materially affects adversely or, so far as the Guarantor can now foresee, will materially affect adversely the Properties, business, prospects, profits, or condition (financial or otherwise) of the Guarantor or any of its Consolidated Subsidiaries or the ability of the Guarantor or the Borrower to perform this Agreement or the Bond Documents.

     2.16. Labor Relations. Except as described on Exhibit B attached hereto and made a part hereof, there are no material grievances, disputes or controversies with any union or any other organization of the Guarantor's employees, or threats of strikes, work stoppages or any asserted pending demands for collective bargaining by any union or organization which could have a Material Adverse Effect.

     2.17. Compliance With Laws. It has duly complied in all material respects with, and its Properties, business operations and leaseholds are in compliance in all material respects with, the provisions of all federal, state and local laws, rules and regulations applicable to the Guarantor, its Properties or the conduct of its business, including, without limitation, OSHA and all Environmental Laws, the failure to comply with which would have a Material Adverse Effect.

     2.18. Brokers. There are no claims for brokerage commissions, finder's fees or investment banking fees in connection with the transactions contemplated by this Agreement, except for fees owed to the Bank and its affiliates.

     2.19. Trade Relations. There exists no actual or threatened termination, cancellation or limitation of, or any modification or change in, the business relationship between the Guarantor and any customer or any group of customers whose purchases individually or in the aggregate are material to the business of the Guarantor, or with any material supplier, and there exists no present condition or state of facts or circumstances which would materially affect adversely the Guarantor or prevent the Guarantor from conducting such business after the consummation of the transaction contemplated by this Agreement in substantially the same manner in which it has heretofore been conducted.

     2.20. Investment Company Act. The Guarantor is not an "investment company" or a company "controlled" by an "investment company", within the meaning of the Investment Company Act of 1940, as amended.

     2.21. Survival of Representations and Warranties. It covenants, warrants and represents to the Bank that all representations and warranties of the Guarantor contained in this Agreement or any of the Bond Documents or Other Agreements shall be true at the time of its execution of this Agreement and, the Bond Documents or Other Agreements, and shall survive the execution, delivery and acceptance thereof by the Bank and the parties thereto and the closing of the transactions described therein or related thereto.

     ARTICLE III

     Representations and Warranties of the Borrower

     The Borrower represents and warrants to the Bank (which representations and warranties shall survive the delivery of the documents mentioned herein and the issuance of the Letter of Credit) that:

     3.1. Incorporation. It is a corporation duly incorporated, existing and in good standing under the laws of the State of its incorporation, and has the corporate or other power to own its Property and to carry on its business as now being conducted.
      3.2. Power and Authority. It is duly authorized under all applicable provisions of law to execute, deliver and perform this Agreement and the Bond Documents, and all action, corporate or otherwise, as applicable, on its part required for the lawful execution, delivery and performance hereof has been duly taken; and this Agreement and the Bond Documents, upon the due execution and delivery hereof, will be its valid and binding obligation enforceable in accordance with their respective terms, subject to bankruptcy, insolvency, reorganization, moratorium, or similar laws affecting creditors' rights generally and to general principles of equity. Neither the execution of this Agreement nor the Bond Documents, nor the fulfillment of or compliance with their respective provisions and terms, will (a) conflict with, or result in a breach of the terms, conditions or provisions of, or constitute a violation of or default under any applicable law, regulation, judgment, writ, order or decree to which it or any of its properties is subject, or its charter or by-laws, or any agreement or instrument to which it or any of its Subsidiaries is now a party or by which it or any of its Subsidiaries or any of their respective properties is bound or affected, or (b) create any lien, charge or encumbrance upon any of its or any of its Subsidiaries' property or assets pursuant to the terms of any agreement or instrument to which it or any of its Subsidiaries is a party or by which it or any of its Subsidiaries or any of their respective properties is bound except pursuant to the Security Instruments.

     3.3. Governmental Authority. It has received the written approval of all federal, state, local and foreign governmental authorities, if any, necessary to carry out the terms of this Agreement, and no further governmental consents or approvals are required in the making or performance of this Agreement and the Bond Documents.
      3.4. Project Site. The operation of the Project complies in all material respects with presently existing zoning and other land use restrictions affecting the Project Site, including without limitation, any restrictive covenants.
      3.5. Survival of Representations and Warranties. It covenants, warrants and represents to the Bank that all representations and warranties of contained in this Agreement or any of the Bond Documents shall be true at the time of its execution of this Agreement and the Bond Documents, and shall survive the execution, delivery and acceptance thereof by the Bank and the parties thereto and the closing of the transactions described therein or related thereto.

     ARTICLE IV

     Terms of Letter of Credit, Reimbursement, Other Payments and Guaranty

     4.1. Letter of Credit. The Bank agrees, on the terms and conditions hereinafter set forth, to issue and deliver the Letter of Credit in favor of the Trustee in substantially the form of Exhibit A attached hereto upon fulfillment of the applicable conditions set forth in Article VIII hereof. The Bank agrees that any and all payments under the Letter of Credit will be made with the Bank's own funds.

     4.2.  Reimbursement and Other Payments.  The Borrower shall pay to the
Bank:

          (a) on or before 3:00 P.M., EST, but after the honoring of a draw by the Bank, on the date that any amount is drawn under the Letter of Credit, a sum equal to such amount so drawn under the Letter of Credit;
               (b) on demand, interest on any and all amounts remaining unpaid by the Borrower when due hereunder from the date such amounts become due until payment thereof in full, at a fluctuating interest rate per annum equal at all times to the lesser of (i) the Prime Rate plus two percent (2%) or (ii) the highest lawful rate permitted by applicable law;
               (c) on demand, any and all reasonable expenses incurred by the Bank in enforcing any rights under this Agreement and the Bond Documents; and
               (d) on demand all charges, commissions, costs and expenses set forth in Sections 4.4, 4.5 and 4.9 hereof.

     4.3.  Tender Advances.
(a) If the Bank shall make any payment of that portion of the purchase price corresponding to principal and interest of the Bonds drawn under the Letter of Credit pursuant to a Tender Draft and the conditions set forth in Section 8.3 all have been fulfilled, such payment shall constitute a tender advance made by the Bank to the Borrower on the date and is the amount of such payment (a "Tender Advance"); provided that if the conditions of said Section 8.3 have not been fulfilled, the amount so drawn pursuant to the Tender Draft shall be payable in accordance with the terms of Section 4.2(a) above. Notwithstanding any other provision hereof, the Borrower shall repay the unpaid amount of each Tender Advance, together with all unpaid interest thereon on the earlier to occur of (i) such date as Bonds purchased pursuant to a Tender Draft are resold as provided in paragraph 4.3(d) hereof, (ii) on the date 366 days following the date of such Tender Advance, or (iii) the Termination Date. The Borrower may prepay the outstanding amount of any Tender Advance in whole or in part, together with accrued interest to the date of such prepayment on the date such amount is prepaid. The Borrower shall notify the Bank prior to 11:00 A.M., EST on the date of such prepayment of the amount to be prepaid.

     (b) The Borrower shall pay interest on the unpaid amount of each Tender Advance from the date of such Tender Advance until such amount is paid in full, payable monthly, in arrears, on the first day of each month during the term of each Tender Advance and on the date such amount is paid in full, at a fluctuating interest rate per annum in effect from time to time equal to the Prime Rate, provided that the unpaid amount of any Tender Advance which is not paid when due shall bear interest at the lesser of the Prime Rate plus two percent (2%) or the highest rate permitted by applicable law, payable on demand and on the date such amount is paid in full.

     (c) Pursuant to the Pledge Agreement the Borrower has agreed that, in accordance with the terms of the Indenture, Bonds purchased with proceeds of any Tender Draft shall be delivered by the Tender Agent to the Bank or its designee to be held by the Bank or its designee in pledge as collateral securing the Borrower's payment obligations to the Bank hereunder. Bonds so delivered to the Bank or its designee shall be registered in the name of the Bank, or its designee, as pledgee of the Borrower, as provided for in Section 3 of the Pledge Agreement.

     (d) Prior to or simultaneously with the resale of Pledged Bonds, the Borrower shall prepay or cause the Tender Agent to prepay as provided below the then outstanding Tender Advances (in the order in which they were made) by paying to the Bank an amount equal to the sum of (a) the amounts advanced by the Bank pursuant to the corresponding Tender Drafts relating to such Bonds, plus
(b) the aggregate amount of accrued and unpaid interest on such Tender Advances. Such payment shall be applied by the Bank in reimbursement of such drawings (and as prepayment of Tender Advances resulting from such drawings in the manner described below), and, upon receipt by the Bank of a certificate completed and signed by the Trustee in substantially the form of Annex F to the Letter of Credit, the Borrower irrevocably authorizes the Bank to rely on such certificate and to reinstate the Letter of Credit in accordance therewith. Funds held by the Tender Agent as a result of sales of the Pledged Bonds by the Remarketing Agent shall be paid to the Bank by the Tender Agent to be applied to the amounts owing by the Borrower to the Bank pursuant to this paragraph (d). Upon payment to the Bank of the amount of such Tender Advance to be prepaid, together with accrued interest on such Tender Advance to the date of such prepayment on the amount to be prepaid, the principal amount outstanding of Tender Advances shall be reduced by the amount of such prepayment and interest shall cease to accrue on the amount prepaid.

     4.4. Commission and Fee. (a) The Borrower shall pay to the Bank a commission at the rate of one-half of one percent per annum on the undrawn amount available to be drawn under the Letter of Credit (computed on the date that such commission is payable) from and including the date of issuance of the Letter of Credit until the Termination Date, payable (i) as to the year in which the Letter of Credit is issued, on such date of issuance, and (ii) thereafter payable annually in advance in full on the first day of each anniversary of the issuance of the Letter of Credit. If the Letter of Credit is terminated or if there is a drawing under the Letter of Credit to pay the principal of the Bonds during the year preceding such anniversary date, the Bank will refund to the Borrower the applicable unused
portion of the commission calculated on a pro rata basis.      (b)     The
Borrower shall pay to the Bank, upon each drawing under the Letter of Credit in accordance with its terms, a fee of $150 per drawing.

     (c) The Borrower shall pay to the Bank, upon transfer of the Letter of Credit in accordance with its terms, a transfer fee of $1,000.

     4.5. Increased Costs. In the event of any change in any existing or future law, regulation, ruling or interpretation thereof affecting the Bank which shall either (a) impose, modify or make applicable any reserve, special deposit, capital requirement, assessment or similar requirement against the Letter of Credit or (b) impose on the Bank any other condition regarding the Letter of Credit, and the result of any event referred to in clause (a) or (b) above shall be to increase the cost (including a reasonable allocation of resources) or decrease the yield to the Bank of issuing or maintaining the Letter of Credit (which increase in cost shall be the result of the Bank's reasonable allocation of the aggregate of such cost increases or yield decreases resulting from such events), then, upon demand by the Bank, the Borrower shall immediately pay to the Bank, from time to time as specified by the Bank, additional amounts which shall be sufficient to compensate the Bank for such increased cost or decreased yield. A statement of charges submitted by the Bank, shall be conclusive, absent manifest error, as to the amount owed.

     4.6. Computation. All payments of interest, commission and other charges under this Agreement shall be computed on the per annum basis, based upon a year of 365 (or 366, as the case may be) days, and calculated for the actual number of days elapsed.

     4.7. Payment Procedure. All payments made by the Borrower under this Agreement shall be made to the Bank in lawful currency of the United States of America and in immediately available funds at the Bank's offices described at the beginning of this Agreement before 12:00 Noon, EST on the date when due, except for payments made in accordance with the terms of Section 4.2(a).

     4.8. Business Days. If the date for any payment hereunder falls on a day which is not a Business Day, then for all purposes of this Agreement the same shall be deemed to have fallen on the next succeeding Business Day, and such extension of time shall in such case be included in the computation of payments of interest or commission, as the case may be.

     4.9. Reimbursement of Expenses. The Borrower will pay all reasonable legal fees (computed without regard to any statutory presumption) incurred by the Bank in connection with the preparation, execution and delivery of this Agreement, the Letter of Credit, the Bond Documents, and all transactions contemplated hereby and thereby (including any amendments hereto or thereto or consents or waivers hereunder or thereunder) and will also pay all fees, charges or taxes for the recording or filing of Security Instruments. The Borrower will also pay for all reasonable legal expenses of the Bank in connection with the administration of the Letter of Credit, this Agreement and the Bond Documents. The Borrower will, upon request, promptly reimburse the Bank for all amounts expended, advanced or incurred by the Bank to collect or satisfy any obligation of the Borrower under this Agreement or any of the Bond Documents, or to enforce the rights of the Bank under this Agreement or any of the Bond Documents, which amounts will include, without limitation, all court costs, reasonable attorneys' fees, fees of auditors and accountants and investigation expenses incurred by the Bank in connection with any such matters.

     4.10. Expiration Date. The Letter of Credit will expire on its stated Expiration Date, unless the Bank notifies the Borrower in writing at least 120 days prior to the Expiration Date that the Bank will extend such applicable Expiration Date for an additional one-year period from the then applicable Expiration Date.

     4.11. Guaranty. (a) the Guarantor hereby absolutely and unconditionally guarantees, the full and timely payment when due, whether at stated maturity, by acceleration or otherwise, of all obligations of the Borrower now or hereafter existing under this Agreement or any of the Security Instruments, whether for principal, interest, fees, expenses or otherwise. The Guarantor further agrees to pay any and all expenses (including without limitation reasonable attorneys' fees and expenses) incurred by the Bank in enforcing or protecting its rights against the Guarantor under this Agreement or any of the Security Instruments.

     (b) This is a guaranty of payment and not of collection, and the Guarantor expressly waives any right to require that any action be brought against the Borrower or any other guarantor or to require that resort be had to any security, whether held by or available to the Bank or to any other guaranty. If the Borrower shall default in payment of the principal, interest, or fees on or any other amount payable hereunder when and as the same shall become due, whether by acceleration, call for prepayment, or otherwise, or upon the occurrence of any other Event of Default hereunder, the Guarantor, upon demand by the Bank or its successors or assigns, will promptly and fully make such payments. All payments by the Guarantor shall be made in immediately available coin or currency of the United States of America which on the respective dates of payment thereof is legal tender for the payment of public and private debts. Each default in payment of the principal, interest, fees or any other amount payable hereunder, or the occurrence of any other Event of Default hereunder, shall give rise to a separate cause of action hereunder, and separate suits may be brought hereunder as each cause of action arises. The Bank, or its successors or assigns, in its sole discretion, shall have the right to proceed first and directly against the Guarantor and its successors and assigns.

     (c) The Guarantor hereby waives promptness, diligence, notice of acceptance and any other notice with respect to any of the obligations of the Borrower under this Agreement or any requirement that the Bank protect, secure, perfect or insure any security interest or lien or any property subject hereto or to the Security Instruments or exhaust any right or take any action against the Borrower or any other Person.

     (d) The Guarantor will not exercise any rights that it may acquire by way of subrogation under this Agreement, by any payment made hereunder or otherwise, until all the obligations of the Borrower shall have been paid or performed in full. If any amount shall be paid to the Guarantor on account of such subrogation rights at any time when all the obligations of the Borrower hereunder shall not have been paid or performed in full, such amount shall be held in trust for the benefit of the Bank and shall forthwith be paid to the Bank to be credited and applied upon the obligations of the Borrower hereunder, whether matured or unmatured, in accordance with the terms hereof.

     (e) This guaranty shall continue to be effective or be reinstated, as the case may be, if at any time any payment of any of the obligations of the Borrower hereunder is rescinded or is otherwise returned by the Bank upon the insolvency, bankruptcy or reorganization of the Borrower or otherwise, all as though such payment had not been made.

     4.12. Obligations Absolute. The obligations of each of the Borrower and the Guarantor under this Agreement shall be absolute, unconditional and irrevocable, and shall be paid strictly in accordance with the terms of this Agreement, under all circumstances whatsoever, including, without limitation, the following circumstances:

          (a) any lack of validity or enforceability of the Letter of Credit, the Bonds, any of the other Bond Documents, any of the Security Instruments or any other agreement or instrument related thereto;
               (b) any amendment or waiver of or any consent to departure from the terms of the Letter of Credit, the Bonds, any of the other Bond Documents, any of the Security Instruments or any other agreement or instrument related thereto;
               (c) the existence of any claim, setoff, defense or other right which any of the Borrower, the Guarantor or the Issuer may have at any time against the Trustee, any beneficiary or any transferee of the Letter of Credit (or any Person for whom the Trustee, any such beneficiary or any such transferee may be acting), the Bank or any other Person, whether in connection with this Agreement, the other Security Instruments, the Letter of Credit, the Bond Documents, the Project or any unrelated transaction;
               (d) any statement, draft or other document presented under the Letter of Credit proving to be forged, fraudulent, invalid or insufficient in any respect, or any statement therein being untrue or inaccurate in any respect whatsoever;

          (e) the surrender, exchange or impairment of any security for the performance or observance of any of the terms of this Agreement; or
          (f) any other circumstance which might otherwise constitute a defense available to, or a discharge of, the Borrower or a Guarantor, except subject to the qualification that obligations may be reinstated upon bankruptcy, notwithstanding payment in full of the Borrower's obligations to the Bank.

Notwithstanding the absolute obligations of the Borrower and the Guarantor as provided above, the Bank shall be liable to the Borrower and the Guarantor as provided in Section 10.4 hereof.
      4.13.  Waiver of Guarantor's Rights.  The
Guarantor hereby waives to the fullest extent possible as and against the Borrower and its assets any and all rights, whether at law, in equity, by agreement or otherwise, to subrogation, indemnity, reimbursement, contribution, or any other similar claim, cause of action or remedy that otherwise would arise out of the Guarantor's performance of its obligations to the Bank under this Agreement. The preceding waiver is intended by both the Guarantor and the Bank to be for the benefit of the Borrower, and the waiver shall be enforceable by the Borrower or any of its successors or assigns as an absolute defense to any action by the Guarantor against the Borrower or its assets which arises out of the Guarantor's having made any payment to the Bank with respect to any of the Borrower's liabilities guaranteed hereunder.

     ARTICLE V

     Security; Insurance

     5.1. Security. As security for the full and timely payment and performance by the Borrower and the Guarantor of their respective obligations hereunder, the Borrower shall on the date hereof deliver the Pledge Agreement to the Bank.

     5.2. Casualty and Liability Insurance Required. The Borrower will keep the Project and its Properties continuously insured against such risks as are customarily insured against by businesses of like size and type engaged in the same or similar operations (other than business interruption insurance) including, without limiting the generality of any other covenant contained herein or in the Bond Documents, casualty insurance and general comprehensive liability insurance against claims for bodily injury, death or property damage; provided, however, that the insurance so required may be provided by blanket policies now or hereafter maintained by the Borrower or the Guarantor.

     5.3. Notice of Casualty or Taking. In case of any material damage to or destruction of all or any part of the Project, the Borrower shall give prompt notice thereof to the Bank. In case of a taking or proposed taking of all or any material part of the Project or any right therein by Eminent Domain, the Borrower shall give prompt notice thereof to the Bank. Each such notice shall describe generally the nature and extent of such damage, destruction, taking, loss, proceeding or negotiations.

     ARTICLE VI

     Affirmative Covenants

     Until all the Obligations to be performed and paid shall have been performed and paid in full, and for so long as the Letter of Credit shall be outstanding, unless the Bank shall otherwise consent in writing, the Borrower and the Guarantor will perform and observe all covenants and agreements contained on its respective part in this Article VI.

     6.1.  Financial Reports and Other Data and Information.

     (a) Quarterly Statements. Within forty-five (45) days after the end of each fiscal quarter, a balance sheet of the Guarantor and its Consolidated Subsidiaries at the end of that period and an income statement for that period and for the portion of the fiscal year ending with such period on a consolidated and consolidating basis, setting forth in comparative form the figures for the same period of the preceding fiscal year, and certified by the Chief Financial Officer or Controller of the Guarantor as complete and correct in all material respects and prepared in accordance with GAAP, except without footnotes and subject to normal year-end audit adjustments.
      (b)     Annual Statements. Within ninety (90)
days after the end of each fiscal year, a detailed audited financial report of the Guarantor and its Consolidated Subsidiaries on a consolidated and consolidating basis, containing a balance sheet at the end of that period and an income statement and statement of cash flows for that period, setting forth in comparative form the figures for the preceding fiscal year, and containing an unqualified opinion of independent certified public accountants acceptable to the Bank that the financial statements were prepared in accordance with GAAP, and that the examination in connection with the financial statements was made in accordance with generally accepted auditing standards and accordingly included tests of the accounting records and other auditing procedures that were considered necessary in the circumstances.
(c)     SEC and Other Reports; Orders, Judgments, Etc.
Promptly upon its becoming available, one copy of each regular or periodic report, registration statement or prospectus file d by the Guarantor with any securities exchange or the Securities and Exchange Commission or any successor agency, and of any material order, judgment, decree, decision or ruling issued by any governmental authority in any proceeding to which the Guarantor is a party;

     (d)     Accountants' Statements.  Within the period provided in paragraph
(b) above, a letter of the accountants who render the opinion on the financial statements, stating that they reviewed this Agreement and that in performing the examination necessary to render an opinion on the annual financial statements they obtained no knowledge of any such Default or Event of Default resulting from the Guarantor's failure to observe the financial ratios under Sections 7.5 through 7.8, or, if the accountants have knowledge of a Default or Event of Default, a statement specifying to the best of their knowledge the nature and period of existence of the Default or Event of Default;

     (e) Certificates. At the time of the delivery of the financial statements provided for in Section 6.1(a) and (b), an Officers' Certificate of the Guarantor to the effect that to the best of his knowledge, no Default or Event of Default has occurred and is continuing;

     (f) Notice of Default or Litigation. Promptly, and in any event within three Business Days after the Chief Financial Officer or Controller of the Guarantor obtains knowledge thereof, notice of (1) the occurrence of any event which constitutes a Default or Event of Default, (2) any litigation or governmental proceeding pending against the Guarantor which is likely to materially and adversely affect the business, operations, property, assets, condition (financial or otherwise) or prospects of the Guarantor and its Subsidiaries on a consolidated basis;

     (g) Environmental Matters. Promptly upon obtaining knowledge thereof, notice of any facts or circumstances known to the Borrower that the Guarantor reasonably believes is likely to form the basis for the assertion of any material claim against the Guarantor relating to environmental matters including, but not limited to, any claim arising from past or present environmental practices asserted under CERCLA, RCRA, or any other federal, state or local environmental statute;

     (h) Other Information. From time to time, such other information or documents (financial or otherwise) as the Bank may reasonably request.

     6.2. Books, Records and Inspections. The Borrower and the Guarantor will keep proper books of record and account in which full, true and correct entries in conformity with GAAP and all requirements of law shall be made of all dealings and transactions in relation to their businesses and activities. The Borrower and the Guarantor will permit officers and designated representatives of the Bank to visit and inspect, under guidance of officers of the Borrower and the Guarantor as applicable, any of the properties of the Borrower and the Guarantor and to examine the books of account of the Borrower and the Guarantor and discuss the affairs, finances and accounts of the Borrower and the Guarantor with, and be advised as to the same by, its and their officers, as applicable, all at such reasonable times and intervals and to such reasonable extent as the Bank may request.
      6.3. Maintenance of Property, Insurance. Exhibit D sets forth a true and complete listing of all material insurance maintained by the Guarantor and the Borrower as of the date hereof, with the amounts insured on the date hereof set forth therein. Each of the Borrower and the Guarantor shall (i) keep all property useful and necessary in their business in good working order and condition, except for property which has become obsolete or is no longer useful,
(ii) maintain with financially sound and reputable insurance companies insurance which provides substantially the same (or greater)
coverage and, as to the Borrower, against at least such risks as are described in Exhibit D, and (iii) furnish to the Bank, upon written request, full
information as to the insurance carried.      6.4.  Corporate Franchises.  The
Borrower and the Guarantor will do or cause to be done, all things necessary to preserve and keep in full force and effect their existence and their material rights, franchises, licenses and patents; provided, however, that nothing in this Section 6.4 shall prevent the withdrawal by the Borrower or the Guarantor of any qualification as a foreign corporation in any jurisdiction where such withdrawal could not have a material adverse effect on the business, operations, property, assets, condition (financial or otherwise) or prospects of the Borrower or the Guarantor and nothing in this Section 6.4 shall prevent the merger of the Borrower into the Guarantor or into a Consolidated Subsidiary of the Guarantor.

     6.5. Compliance with Statutes, etc. The Borrower and the Guarantor will comply with all applicable statutes, regulations and orders of, and all applicable restrictions imposed by, all governmental bodies, domestic or foreign, in respect of the conduct of their businesses and their ownership of property (including applicable statutes, regulations, orders and restrictions relating to environmental standards and controls), except such noncompliances as could not, in the aggregate, have a material adverse effect on the business, operations, property, assets, condition (financial or otherwise) or prospects of the Borrower and the Guarantor or of the Borrower and the Guarantor taken as a whole.

     6.6. ERISA. As soon as possible and in any event within 10 days after the Borrower or the Guarantor knows that a Reportable Event has occurred with respect to a Plan established or maintained by the Borrower, the Guarantor or any ERISA Affiliate, that a material accumulated funding deficiency has been incurred or an application is to be or has been made to the Secretary of the Treasury for a waiver or modification of the minimum funding standard (including any required installment payments) or an extension of any amortization period under Section 412 of the Code with respect to such a Plan, that a Plan has been or will be terminated, reorganized, petitioned or declared insolvent under Title IV of ERISA in a manner that has a Material Adverse Effect, that such a Plan has an Unfunded Current Liability within the meaning of Title IV of ERISA giving rise to a lien under ERISA, that proceedings will be or have been instituted to terminate such a Plan under circumstances that will have a Material Adverse Effect, or that the Borrower or the Guarantor or an ERISA Affiliate will incur any material liability to or on account of such a Plan under Section 4062, 4063 or 4064, or which is a multiemployer plan under Section 515, 4201 or 4203 of ERISA, the Borrower and the Guarantor will deliver to the Bank a certificate of a financial officer thereof, setting forth details as to such occurrence and action, if any, which the Borrower, the Guarantor or ERISA Affiliate is required or proposes to take, together with any notices required or proposed to be given to or filed with or by the Borrower, the Guarantor, the ERISA Affiliate, the PBGC, a Plan participant or the Plan administrator with respect thereto. The Borrower and the Guarantor will deliver to the Bank a complete copy of the annual report

(Form 5500) of each Plan required to be filed with the Internal Revenue Service or the PBGC, given to Plan participants or received by either the Borrower or the Guarantor.

     6.7. Performance of Obligations. The Borrower and the Guarantor will perform all of their obligations under the terms of each mortgage, indenture, security agreement and other agreement by which they are bound, except such non-performances as could not in the aggregate, have a material adverse effect on the business, operations, property, assets, condition (financial or otherwise) or prospects of the Borrower and the Guarantor or of the Borrower and the Guarantor taken as a whole.

     6.8. Taxes and Liens. The Borrower and the Guarantor will promptly pay, or cause to be paid, all material taxes, assessments or other governmental charges which may lawfully be levied or assessed upon the income or profits of Borrower or the Guarantor or upon any Property, real, personal or mixed, belonging to Borrower or the Guarantor, or upon any part thereof, and also any lawful claims for labor, material and supplies which, if unpaid, might become a lien or charge against any such property; provided, however, neither Borrower nor the Guarantor shall be required to pay any such tax, assessment, charge, levy or claim so long as the validity thereof shall be actively contested in good faith by proper proceedings and, against which the Borrower or the Guarantor, as the case may be, shall have established reserves which are in amounts satisfactory to the Borrower's or the Guarantor's, as the case may be, independent certified public accountants.

     6.9. Payment of Obligations. The Borrower and the Guarantor will pay, when due, all its material obligations and liabilities, except where the same (other than Indebtedness) are being contested in good faith by appropriate proceedings diligently prosecuted and appropriate reserves for the accrual of same are maintained and, in the case of judgments, enforcement thereof has been stayed pending such contest.

     6.10. Environmental Matters. The Borrower and the Guarantor will obtain and maintain all licenses, permits, and approvals required in connection with the Project with respect to Hazardous Materials (which shall mean all materials defined as "hazardous substances," "hazardous waste" or "solid waste" in the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, the Resource Conservation and Recovery Act or any similar environmental statute) and the Borrower or the Guarantor, as applicable, will remain in full compliance with such licenses, permits and approvals, except to the extent that failure to so comply would not have a Material Adverse Effect. The Borrower and the Guarantor will give the Bank copies of any citations, orders, notices or other communications received with respect to violations or alleged violations of any environmental laws in connection with the Project if such violation or alleged violation is likely to have a Material Adverse Effect. The Borrower and the Guarantor shall indemnify and hold the Bank and its directors, officers, shareholders and employees harmless from and against any and all damages, penalties, fines, claims, liens, suits, liabilities, costs (including clean-up costs) judgments and expenses (including attorneys', consultants' or experts' fees and expenses) of every kind and nature suffered by or asserted against the Bank as a direct or indirect result of any warranty or representation made by the Borrower and the Guarantor in this Section 6.11 being false or untrue in any material respect or any requirement under any environmental law, which requires the elimination or removal of any Hazardous Materials at the Project Site by the Bank, the Borrower, the Guarantor or any transferee of the Borrower, the Guarantor or the Bank, except to the extent that any such damages, penalties, fines, claims, liens, suits, liabilities, costs, judgments, or expenses result directly or indirectly from the actions of the Bank or any of its directors, officers, shareholders or employees.

     ARTICLE VII

     Negative Covenants


     Until all the Obligations to be performed and paid shall have been performed and paid in full, and for so long as the Letter of Credit shall be outstanding, unless the Bank shall otherwise consent in writing, the Borrower and the Guarantor covenant and agree as follows:

     7.1. Negative Pledge; Liens. The Borrower and the Guarantor will not create, incur, assume or suffer to exist any Lien upon or with respect to any property or assets (real or personal, tangible or intangible) constituting the Project or sell any such property or assets subject to an understanding or agreement, contingent or otherwise, to repurchase such property or assets (including sales of accounts receivable with recourse to the Borrower or any of the Guarantor), or assign any right to receive income or permit the filing of any financing statement under the Uniform Commercial Code of any state or any other similar notice of Lien under any similar recording or notice statute; provided that the provisions of this Section 7.1 shall not prevent the creation, incurrence, assumption or existence of:

               (i)     Liens in favor of the Bank;

              (ii) Liens for taxes not yet due, or Liens for taxes being contested in good faith and by appropriate proceedings for which adequate reserves have been established;

              (iii) Except as hereinafter set forth, Liens in respect of property or assets of the Borrower or the Guarantor imposed by law, which were incurred in the ordinary course of business, such as carriers', warehousemen's and mechanics' liens and other similar Liens arising in the ordinary course of business, not to exceed $10,000,000 in the aggregate, and (x) which do not in the aggregate materially detract from the value of such property or assets or materially impair the use thereof in the operation of the business of the Borrower or the Guarantor or (y) which are being contested in good faith by appropriate proceedings, which proceedings have the effect of preventing the forfeiture or sale of the property or assets subject to any such Lien;

               (iv) Liens in existence on the date hereof which are listed, and the property subject thereto described in Exhibit C, with an indication therein that such Liens are "Permitted Liens" hereunder, provided that if in Exhibit C any Lien is listed as being a Permitted Lien only for a designated time period, such Lien shall cease to be a Permitted Lien after the expiration of such time period;

               (v)     Permitted Encumbrances;

               (vi)     Liens created pursuant to the Security Instruments; and

               (vii) Utility deposits and pledges or deposits in connection with worker's compensation, unemployment insurance and other social security legislation;

     7.2. Consolidation or Merger. The Guarantor will not enter into any transaction of merger or consolidation, except for mergers in which the Guarantor is the surviving entity.
      7.3.  Sale of Assets, Dissolution, Etc.
Subject to Section 7.2 hereof, the Guarantor will not (a) transfer, sell, assign, lease or otherwise dispose of properties or assets including notes, franchises or contract rights, or any stock (valued at book value) or any Indebtedness of any Subsidiary in any fiscal year which taken together have an aggregate book value in excess of thirty percent (30%) of Consolidated Net Worth, except in the ordinary course of business, or (b) change the nature of its business, or wind up, liquidate or dissolve, or agree to do any of the foregoing.
      7.4. Loans and Investments. The Guarantor will not make or permit to remain outstanding any loan or advance to, or own, purchase or acquire any stock or securities of, or any interest in, or make any capital contribution to or investment in, any other Person, except that the Guarantor or any Subsidiary may

          (i) make or permit to remain outstanding loans, advances and capital contributions to and investments in, and acquire any stock or securities of any wholly-owned Subsidiary;
               (ii)     own, purchase or acquire
(a) Government Obligations (as defined in the Indenture), (b) deposit accounts with and certificates of deposit of commercial banks with a capital and surplus in excess of Fifty Million Dollars ($50,000,000), (c) banker's acceptances drawn on or accepted by commercial banks with a capital and surplus in excess of Fifty Million Dollars ($50,000,000), (d) repurchase agreements secured by obligations of the type specified in (a) above due not more than one year from the date of acquisition thereof, and (e) commercial paper rated A-2 or better by Moody's and variable rate preferred stock rated A or better by Standard & Poor's;
              (iii) acquire any amount of stock or securities of, or any interest in, or make any capital contribution to or investment in, any other Person in connection with an acquisition of more than 50% of the voting stock of or other controlling interest in such Person provided the acquired Person becomes a Subsidiary of the Guarantor included in the Guarantor's balance sheet as a Consolidated Subsidiary;
             (iv) make loans and advances to employees of the Guarantor and its Subsidiaries in the ordinary course of business; and

        (v) make or permit to remain outstanding other loans and advances to, and purchase and acquire stock and securities of, and make capital contributions to or investments in other Persons (including without limitation Persons which are not Subsidiaries of the Guarantor), in an aggregate amount not to exceed forty percent (40%) of Consolidated Net Worth.

     7.5. Consolidated Total Liabilities to Consolidated Tangible Net Worth. The Guarantor will not at any time permit the ratio of its Consolidated Total Liabilities to its Consolidated Tangible Net Worth to be greater than 1.25 to 1.0.

     7.6. Coverage Ratio. The Guarantor will not at any time permit the ratio of EBIT for any period of four consecutive fiscal quarters to Interest Expense, for the same period, to be less than 2.50 to 1.0.

     7.7. Current Ratio. The Guarantor will not permit the ratio of Consolidated Current Assets to Consolidated Current Liabilities, at any time, to be less than 2.50 to 1.0.

     7.8. Consolidated Net Worth. The Guarantor will not permit Consolidated Net Worth to be less than $250,000,000 at December 31, 1993 or such higher amount as hereinafter set forth. The Consolidated Net Worth of the Guarantor shall increase quarterly, beginning with the fiscal quarter ended December 31, 1993, by an amount equal to 50% of the Consolidated Net Income (if positive) of the Guarantor for such fiscal quarter.

     ARTICLE VIII

     Conditions to Issuance of Letter of Credit

     8.1. Conditions of Issuance. On or prior to the date of issuance of the Letter of Credit, the Borrower and the Guarantor shall have furnished to the Bank, in form satisfactory to the Bank, the following:

          (a) two executed counterparts of this Agreement and executed counterparts of each of the Security Instruments;

          (b) executed counterparts of each of the Bond Documents (except for the Bonds, as to which a specimen copy may be furnished);

        (c) evidence of compliance with the insurance requirements contained in Article VI hereof;

          (d) an opinion dated the date hereof addressed to, and in form and substance acceptable to, the Bank from the Issuer's counsel, as to such matters as the Bank may require;

          (e) opinion(s) of counsel for the Borrower and the Guarantor dated the date hereof addressed to, and substantially in the form attached hereto as Exhibit E and otherwise in form and substance acceptable to, the Bank;

       (f) certificates of the Borrower and the Guarantor, as applicable, including references to (i) Articles of Incorporation, By-laws and other charter documents as applicable, (ii) resolutions of the Board of Directors, authorizing the execution, delivery and performance of the appropriate Bond Documents, this Agreement and the Security Instruments to which the Borrower or the Guarantor, as the case may be, is a party, (iii) incumbency and specimen signatures of officers, and (iv) such other matters as the Bank may require;

          (g) (a) copies of the Articles of Incorporation, By-laws or other charter documents, as applicable, of the Guarantor, certified as true and correct by an authorized officer as of the date of issuance of the Bonds; and
(b) as to any corporations, certificates dated no earlier than 20 days prior to the date of issuance of the Bonds of the Secretary of State of the applicable states as to the good standing of the Borrower and the Guarantor;
           (h) an opinion of Bond Counsel, in substantially the form of Exhibit F and a reliance letter from Bond Counsel, in substantially the form of Exhibit G hereto in form and substance satisfactory to the Bank and its counsel, and as to such other matters as the Bank may reasonably request;

          (i) copies of all governmental approvals required in connection with this transaction, including the resolution of the Issuer authorizing the authentication and issuance of the Bonds;

          (j)     evidence of payment to the Bank of the commission pursuant to
Section 4.4 of this Agreement;

          (k) such other documents, instruments and certifications as the Bank may reasonably require.

     8.2  Additional Conditions Precedent to Issuance of the Letter of Credit.
(a) The obligation of the Bank to issue the Letter of Credit shall be subject to the further conditions precedent that on the date of issuance the following statements shall be true and the Bank shall have received a certificate signed by the Chief Financial Officer or Controller of the Borrower and by the Guarantor, dated the date of issuance, stating that:

          (i)     The representations and warranties contained in Article II and
Article III of this Agreement, Section 5 of the Pledge Agreement Section 2.2 of the Loan Agreement are correct on and as of the date of issuance of the Letter of Credit as though made on and as of such date; and

          (ii) No event has occurred or would result from the issuance of the Letter of Credit, which constitutes an Event of Default or would constitute an Event of Default but for the requirement that notice be given or time elapse or both;

and (b) there shall have been no introduction of or change in, or in the interpretation of, any law or regulation that would make it unlawful or unduly burdensome for the Bank to issue the Letter of Credit, no outbreak or escalation of hostilities or other calamity or crisis, no suspension of or material limitation on trading on the New York Stock Exchange or any other national securities exchange, no declaration of a general banking moratorium by United States or North Carolina banking authorities, and no establishment of any new restrictions on transactions in securities or on banks materially affecting the free market for securities or the extension of credit by banks.

     8.3. Conditions Precedent to Each Tender Advance. Each payment made by the Bank under the Letter of Credit pursuant to a Tender Draft shall constitute a Tender Advance hereunder only if on the date of such payment no event has occurred or would result from such Tender Advance, which constitutes an Event of Default or would constitute an Event of Default but for the requirement that notice be given or time elapse or both.

Unless the Borrower or the Guarantor shall have previously advised the Bank in writing or the Bank has actual knowledge that the above statement is no longer true, the Borrower and the Guarantor shall be deemed to have represented and warranted, on the date of payment by the Bank under the Letter of Credit pursuant to a Tender Draft, that on the date of such payment the above statement is true and correct.

     ARTICLE IX

     Default

     9.1. Events of Default. Each of the following shall constitute an Event of Default under this Agreement, whereupon all obligations, whether then owing or contingently owing, will, at the option of the Bank or its successors or assigns, immediately become due and payable by the Borrower without presentation, demand, protest or notice of any kind, all of which are hereby expressly waived, and the Borrower will pay the reasonable attorneys' fees incurred by the Bank, or its successors or assigns, in connection with such Event of Default:

          (a)     Failure of the Borrower or the Guarantor to pay within five
(5) days of the date when due any payment of principal, interest, commission, charge or expense referred to in Article IV hereof; or

          (b) The occurrence of an "Event of Default" under any of the Security Instruments or any of the Bond Documents; or

          (c) If the Borrower or the Guarantor default in the payment of principal when due, whether by acceleration or otherwise, or interest on any other Indebtedness in excess of $15 million beyond any period of grace provided with respect thereto, or in the performance of any other agreement, term or condition contained in any agreement under which any such obligation is created, if the effect of such default is to cause, or permit the holder or holders of such obligation (or a trustee for such holder or holders) to cause, such obligation to become due prior to its stated maturity; or

          (d) If any representation, warranty, certification or statement made by the Borrower or the Guarantor herein, or in any writing furnished by or on behalf of the Borrower or any of the Guarantor in connection with the loan by the Issuer under the Loan Agreement or pursuant to this Agreement, or any of the Security Instruments shall have been false, misleading or incomplete in any material respect on the date as of which made; or

          (e) If the Borrower or the Guarantor default in the performance or observance of any agreement or covenant contained in Article VII hereof; or

          (f) If the Borrower or the Guarantor default in the performance or observance of any other agreement, covenant, term or condition contained herein, and such default shall not have been remedied thirty (30) days after written notice thereof shall have been received by it from the Bank; or
                (g) The Borrower or the Guarantor shall make an assignment for the benefit of creditors, file a petition in bankruptcy, have entered against or in favor of it an order for relief under the Federal Bankruptcy Code or similar law of any foreign jurisdiction, generally fail to pay its debts as they come due (either as to number or amount), admit in writing its inability to pay its debts generally as they mature, make a voluntary assignment for the benefit of creditors, commence any voluntary assignment for the benefit of creditors, commence any proceeding relating to it under any reorganization, arrangement, readjustment of debt, dissolution or liquidation law or statute of any jurisdiction, whether now or hereafter in effect, or by any act, indicate its consent to, approval of or acquiescence in any such proceeding for the appointment of any receiver of, or trustee or custodian (as defined in the Federal Bankruptcy Code) for itself, or any substantial part of its property, or a trustee or a receiver shall be appointed for the Borrower or for a substantial part of the property of the Borrower or the Guarantor and such appointment remains in effect for more than sixty (60) days, or a petition in bankruptcy or for reorganization shall be filed against the Borrower or the Guarantor and such petition shall not be dismissed within sixty (60) days after such filing;
               (h) If a final judgment, which with other outstanding final judgments against the Borrower or the Guarantor exceeds an aggregate of Eight Million Dollars ($8,000,000), in excess of insurance, shall be rendered against the Borrower or the Guarantor and if within 30 days after entry thereof such judgment shall not have been discharged or execution thereof stayed pending appeal, or if within 30 days after the expiration of any such stay such judgment shall not have been discharged;
     then at any time thereafter, the Bank may (a) pursuant to Section 902 of the Indenture, advise the Trustee that an Event of Default has occurred and instruct the Trustee to declare the principal of all Bonds then outstanding and interest thereon to be immediately due and payable, and (b) proceed hereunder, and under the Security Instruments and, to the extent therein provided, under the Bond Documents, in such order as it may elect and the Bank shall have no obligation to proceed against any Person or exhaust any other remedy or remedies which it may have and without resorting to any other security, whether held by
or available to the Bank.      9.2.  No Remedy Exclusive.  No remedy herein
conferred upon or reserved to the Bank is intended to be exclusive of any other available remedy or remedies, but each and every such remedy shall be cumulative and shall be in addition to every other remedy given hereunder and the Security Instruments or now or hereafter existing at law or in equity or by statute.

     ARTICLE X

     Miscellaneous

     10.1. Indemnification. (a) Each of the Borrower and the Guarantor, jointly and severally, hereby indemnifies and holds the Bank harmless from and against any and all claims, damages, losses, liabilities, costs or expenses whatsoever which the Bank may incur (or which may be claimed against the Bank by any Person) (i) by reason of or in connection with the execution and delivery or transfer of, or payment or failure to pay under, the Letter of Credit, provided that the Borrower and the Guarantor shall not be required to indemnify the Bank for any claims, damages, losses, liabilities, costs or expenses to the extent, but only to the extent, caused by (a) the gross negligence or willful misconduct of the Bank in connection with paying drafts presented under the Letter of Credit or (b) the Bank's willful failure to pay under the Letter of Credit (other than in connection with a court order) after the presentation to it by the Trustee or a successor corporate fiduciary under the Indenture of a sight draft and certificate strictly complying with the terms and conditions of the Letter of Credit or (c) any other failure of the Bank to conform to the Uniform Customs and Practice; or (ii) by reason of or in connection with the execution, delivery or performance of any of this Agreement, the Security Instruments or any transaction contemplated by any thereof.

     (b) Each of the Borrower and the Guarantor, jointly and severally, hereby indemnifies and holds the Bank harmless from and against any and all damages, penalties, fines, claims, liens, suits, liabilities, costs (including clean-up costs), judgments and expenses (including attorneys', consultants' or experts' fees and expenses) of every kind and nature suffered by or asserted against the Bank as a direct or indirect result of any warranty or representation made by the Borrower and the Guarantor in Sections 2.11 hereof, respectively, being false or untrue in any material respect or any requirement under any law, regulation or ordinance, local, state, or federal, which requires the elimination or removal of any hazardous materials, substances, wastes or other environmentally regulated substances at the Project Site, except to the extent that any such damages, penalties, fines, claims, liens, suits, liabilities, costs, judgments or expenses result directly or indirectly from the actions of the Bank or any of its directors, officers, shareholders or employees. The Borrower's and the Guarantor's obligations hereunder to the Bank shall not be limited to any extent by the term of this Agreement, and, as to any act or occurrence prior to the termination of this Agreement which gives rise to liability hereunder, shall continue, survive and remain in full force and effect notwithstanding the termination of the Bank's obligations hereunder.

 Anything herein to the contrary notwithstanding, nothing in this Section 10.1 is intended or shall be construed to limit the Borrower's reimbursement obligation or the Guarantor's guaranty obligation contained in Article IV hereof. Without prejudice to the survival of any other obligation of the Borrower or the Guarantor, the indemnities and obligations of the Borrower and the Guarantor contained in this Section 10.1 shall survive the payment in full of amounts payable pursuant to Article IV and the Termination Date.

     10.2. Transfer of Letter of Credit. The Letter of Credit may be transferred and assigned in accordance with the terms of the Letter of Credit.

     10.3. Reduction of Letter of Credit. (a) The Letter of Credit is subject to reduction pursuant to its terms.

          (b) If the amount available to be drawn under the Letter of Credit shall be permanently reduced in accordance with the terms thereof, then the Bank shall have the right to require the Trustee to surrender the Letter of Credit to the Bank and to issue on such date, in substitution for such outstanding Letter of Credit, a substitute irrevocable letter of credit, substantially in the form of the Letter of Credit but with such changes therein as shall be appropriate to give effect to such reduction, dated such date, for the amount to which the amount available to be drawn under the Letter of Credit shall have been reduced

     10.4. Liability of the Bank. Neither the Bank nor any of its officers, directors, employees, agents or consultants shall be liable or responsible for:

          (a) the use which may be made of the Letter of Credit or for any acts or omissions of the Trustee or any beneficiary or transferee in connection therewith;

          (b) the validity, sufficiency or genuineness of documents, or of any endorsement(s) thereon, even if such documents should in fact prove to be in any or all respects invalid, insufficient, inaccurate, fraudulent or forged;

         (c) payment by the Bank against presentation of documents which do not comply with the terms of the Letter of Credit, including failure of any documents to bear any reference or adequate reference to the Letter of Credit; or

          (d) any other circumstances whatsoever in any way related to the making or failure to make payment under the Letter of Credit;

except only that the Borrower and the Guarantor shall have a claim against the Bank, and the Bank shall be liable to the Borrower and the Guarantor, to the extent but only to the extent, of any direct, as opposed to consequential, damages suffered by the Borrower or the Guarantor which were caused by (i) the gross negligence or willful misconduct of the Bank in determining whether documents presented under the Letter of Credit complied with the terms of the Letter of Credit or (ii) wrongful failure of the Bank to pay under the Letter of Credit after the presentation to it by the Trustee or a successor trustee under the Indenture of a sight draft and certificate strictly complying with the terms and conditions of the Letter of Credit or (iii) any other failure of the Bank to conform to the requirements of the Uniform Customs and Practice. In furtherance and not in limitation of the foregoing, the Bank may accept documents that appear on their face to be in order, without responsibility for further investigation, regardless of any notice or information to the contrary.

     10.5. Successors and Assigns. This Agreement shall be binding upon the Borrower, the Guarantor and the Bank, their respective successors and assigns and all rights against the Borrower or the Guarantor arising under this Agreement shall be for the sole benefit of the Bank, its successors and assigns, all of whom shall be entitled to enforce performance and observance of this Agreement to the same extent as if they were parties hereto.

     10.6. Notices. All notices, requests and demands to or upon the respective parties hereto shall be deemed to have been given or made when hand delivered or mailed first class, certified or registered mail, postage prepaid, or by overnight courier service, addressed as follows or to such other address as the parties hereto shall have been notified pursuant to this Section 10.6:

     The Bank:     The First Union National Bank
                   of North Carolina
                   Two First Union Center, 7th Floor
                   Charlotte, North Carolina 28288-0742
                   Attention:  International Operations

     With a copy to:    The First Union National Bank
                        of North Carolina
                        One First Union Plaza, 19th Floor
                        Charlotte, North Carolina  28288
                        Attention:  Capital Markets

     The Borrower:      Watts Regulator Co.
                        c/o Watts Industries, Inc.
                        815 Chestnut Street
                        North Andover, Massachusetts 01845
                        Attention:  Corporate Controller

     The Guarantor:     Watts Industries, Inc.
                        Route 114 and Chestnut Street
                        North Andover, MA  01845

          except in cases where it is expressly herein provided that such notice, request or demand is not effective until received by the party to whom it is addressed, in which event said notice, request or demand shall be effective only upon receipt by the addressee.

     10.7 Amendment. This Agreement may be amended, modified or discharged only upon an agreement in writing of the Borrower, the Guarantor and the Bank.

     10.8. Effect of Delay and Waivers. No delay or omission to exercise any right or power accruing upon any default, omission or failure of performance hereunder shall impair any such right or power or shall be construed to be a waiver thereof, but any such right and power may be exercised from time to time and as often as may be deemed expedient. In order to entitle the Bank to exercise any remedy now or hereafter existing at law or in equity or by statute, it shall not be necessary to give any notice, other than such notice as may be herein expressly required. In the event any provision contained in this Agreement should be breached by any party and thereafter waived by the other party so empowered to act, such waiver shall be limited to the particular breach hereunder. No waiver, amendment, release or modification of this Agreement shall be established by conduct, custom or course of dealing, but solely by an instrument in writing duly executed by the parties thereunto duly authorized by this Agreement.

     10.9. Counterparts. This Agreement may be executed simultaneously in several counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

     10.10. Severability. The invalidity or unenforceability of any one or more phrases, sentences, clauses or Sections contained in this Agreement shall not affect the validity or enforceability of the remaining portions of this Agreement, or any part thereof.

     10.11. Cost of Collection. Each of the Borrower and the Guarantor shall be liable for the payment of all reasonable fees and expenses, including reasonable attorneys' fees (computed without regard to any statutory presumption), incurred in connection with the enforcement of this Agreement.

     10.12. Set Off. Upon the occurrence of an Event of Default hereunder, the Bank is hereby authorized, without notice to the Borrower or the Guarantor, to set off, appropriate and apply any and all monies, securities and other properties of the Borrower or the Guarantor hereafter held or received by or in transit to the Bank from or for the Borrower or the Guarantor, against the obligations of the Borrower or the Guarantor irrespective of whether the Bank shall have made any demand hereunder or any other Credit Security Instrument under and although such obligations may be contingent or unmatured.

     10.13. Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of North Carolina. The Guarantor hereby acknowledge that the Letter of Credit shall be governed by and construed in accordance with Uniform Customs and Practice.

     10.14. References. The words "herein", "hereof", "hereunder" and other words of similar import when used in this Agreement refer to this Agreement as a whole, and not to any particular article, section or subsection.

    10.15. Consent to Jurisdiction, Venue. In the event that any action, suit or other proceeding is brought against the Borrower or the Guarantor by or on behalf of the Bank to enforce the observance or performance of any of the provisions of this Agreement or of any of the Security Instruments, including without limitation the collection of any amounts owing thereunder, each of the Borrower and the Guarantor hereby (i) irrevocably consents to the exercise of jurisdiction over the Borrower and the Guarantor and to the extent permitted by applicable laws, their property, by the United States District Court, Western District of North Carolina, and by Supreme Court of North Carolina or the State Court and (ii) irrevocably waives any objection it might now or hereafter have or assert to the venue of any such proceeding in any court described in clause (i) above.

     IN WITNESS WHEREOF, the Borrower, the Guarantor and the Bank have caused this Agreement to be executed in their respective names, as a sealed instrument all as of the date first above written.

                         THE BORROWER:

                         WATTS REGULATOR CO.



                         By:____________________________
                                       Title:

                        THE GUARANTOR:

                        WATTS INDUSTRIES, INC.



                        By:___________________________
                                     Title:

                        THE BANK:

                        THE FIRST UNION NATIONAL BANK OF NORTH CAROLINA


                        By:___________________________
                                      Title:
          ATTEST:



_______________________
Title:

                                       (Corporate Seal)

                                        EXHIBIT A

                              [FORM OF LETTER OF CREDIT]


                             IRREVOCABLE LETTER OF CREDIT



                                        Date:  September __, 1994
                                        LETTER OF CREDIT NO.:
                                        S045494

The First National Bank of Boston
  as Trustee
150 Royall Street
Canton, Massachusetts 02021

Attention:  Corporate Trust Department

Ladies and Gentlemen:

     We hereby issue to you, The First National Bank of Boston, as Trustee under the Trust Indenture, dated as of September 1, 1994 (the "Indenture"), between The Rutherford County Industrial Facilities and Pollution Control Financing Authority (the "Issuer") and you, pursuant to which $5,000,000 aggregate principal amount of Industrial Development Revenue Refunding Bonds (Watts Regulator Co. Project), Series 1994 (the "Bonds") are being issued, this irrevocable Letter of Credit No. S045494 (the "Letter of Credit") for the account of Watts Regulator Co., a Massachusetts corporation (the "Company") in the amount of $5,250,000 (the "Initial Stated Amount" and, as from time to time reduced and reinstated as hereinafter provided, the "Amount Available"), of which (i) subject to the provisions below reducing amounts available hereunder, $5,000,000 (as from time to time reduced and reinstated as hereinafter provided, the "Principal Amount Available") shall be available for the payment of principal or the portion of the purchase price corresponding to principal of the Bonds and (ii) subject to the provisions below reducing amounts available hereunder, $250,000 (as from time to time reduced and reinstated as hereinafter provided, the "Interest Amount Available") shall be available for the payment of up to 120 days' interest or the portion of the purchase price corresponding to interest on the Bonds at an assumed rate of 15% per annum (computed on the basis of a year of 365 days). Subject to such aggregate limits and to the conditions set forth herein, funds may be drawn upon hereunder (i) with respect to payment of the unpaid principal amount or the portion of purchase price corresponding to the principal of the Bonds and (ii) with respect to payment of up to 120 days' interest accrued and payable or the portion of purchase price corresponding to interest accrued on the Bonds on or prior to their stated maturity date. This Letter of Credit is effective immediately and expires at 3:00 p.m. (Eastern time) at our Presentation Office (as hereinafter defined) on September __, 1997 (as may be extended from time to time as hereinafter described, the "Stated Termination Date") or earlier as hereinafter provided. This Letter of Credit shall automatically be extended for an additional one-year period from the then applicable Stated Termination Date unless we give you, or any successor Trustee, written notice of our election not to renew this Letter of Credit at least 120 days prior to the then applicable Stated Termination Date by U.S. certified mail, return receipt requested. All drawings under this Letter of Credit will be paid with our own funds.

     We hereby irrevocably authorize you to draw on us, in an aggregate amount not to exceed the Amount Available and in accordance with the terms and conditions and subject to the reductions in amounts as hereinafter set forth,
(1) in one or more drawings (subject to the provisions contained in the next following paragraph) by one or more of your drafts drawn on us at sight, presented for payment on a day on which banks are not required or authorized to close in Charlotte, North Carolina (a "Business Day") and referring therein to the number of this Letter of Credit, and accompanied by your written and completed certificate signed by you in the form of Annex A attached hereto (any such draft accompanied by such certificate being your "Interest Draft"), an amount not exceeding the Interest Amount Available on the date of such drawing;
(2) in one or more drawings by one or more of your drafts drawn on us at sight, presented for payment on a Business Day and referring therein to the number of this Letter of Credit, and accompanied by your written completed certificate signed by you in the form of Annex B attached hereto (any such draft accompanied by such certificate being your "Tender Draft"), an aggregate amount not exceeding the Amount Available on the date of such drawing; (3) in one or more drawings by one or more of your drafts drawn on us at sight, presented for payment on a Business Day and referring therein to the number of this Letter of Credit, and accompanied by your written and completed certificate signed by you in the form of Annex C attached hereto (any such draft accompanied by such certificate being your "Partial Redemption Draft"), an aggregate amount not exceeding the Amount Available on the date of such drawing; (4) in a single drawing by your draft drawn on us at sight presented for payment on a Business Day and referring therein to the number of this Letter of Credit, and accompanied by your written and completed certificate signed by you in the form of Annex D hereto (any such draft accompanied by such certificate being your "Conversion Draft"), an amount not exceeding the Amount Available on the date of such drawing; and (5) in a single drawing by your draft drawing on us at sight, presented for payment on a Business Day and referring therein to the number of this Letter of Credit, and accompanied by your written and completed certificate signed by you in the form of Annex E attached hereto (such draft accompanied by such certificate being your "Final Draft"), an amount not exceeding the Amount Available on the date of such drawing.

     If you shall draw on us by an Interest Draft and you shall not have received from us within ten (10) calendar days from the date of our payment in respect of such drawing a notice to the effect that we have not been reimbursed for such drawing and that the interest portion of the Letter of Credit will not be reinstated, then (x) your right to draw on us in a single drawing by your Interest Draft under clause (1) of the immediately preceding paragraph shall be automatically reinstated and (y) effective as of the eleventh
(11th) calendar day from the date of our payment in respect of such drawing, you shall again be authorized to draw on us by your Interest Draft in accordance with said clause (1). The provisions of this paragraph providing for the reinstatement of your right to draw on us by your Interest Draft in a succeeding single drawing shall be applicable to each successive drawing by your Interest Draft under clause (1) of the immediately preceding paragraph so long as this Letter of Credit shall not have terminated as set forth below.

     Upon our honoring any Tender Draft presented by you hereunder, the Amount Available under this Letter of Credit shall be automatically reduced by the amount drawn under such Tender Draft, the Principal Amount Available to be drawn hereunder by you shall be automatically reduced by an amount equal to the principal component of such Tender Draft and the Interest Amount Available to be drawn hereunder by you shall be automatically reduced by an amount equal to the amount of the interest component of such Tender Draft.

     Upon our honoring any Partial Redemption Draft presented by you hereunder, the Amount Available under this Letter of Credit shall be automatically and permanently reduced by the amount drawn under any such Partial Redemption Draft, the Principal Amount Available to be drawn hereunder by you shall be automatically and permanently reduced by an amount equal to the principal component of such Partial Redemption Draft honored by us hereunder and the Interest Amount Available to be drawn hereunder by you shall be automatically and permanently reduced by an amount equal to the amount of the interest component of any such Partial Redemption Draft honored by us hereunder.

     Upon our honoring any Conversion Draft presented by you hereunder, the Amount Available under this Letter of Credit shall be automatically and permanently reduced by the amount drawn under any such Conversion Draft, the Principal Amount Available to be drawn hereunder by you shall be automatically and permanently reduced by an amount equal to the principal component of such Conversion Draft honored by us hereunder, and the Interest Amount Available to be drawn hereunder by you shall be automatically and permanently reduced by an amount equal to the amount of the interest component of any such Conversion Draft honored by us hereunder.

     The Amount Available, the Principal Amount Available and the Interest Amount Available to be drawn under this Letter of Credit with respect to any Tender Draft shall be reinstated as provided in this paragraph to the extent, but only to the extent, that we are reimbursed by or on behalf of the Company in immediately available funds delivered to us at the Presentation Office on or before 3:00 P.M. (Eastern time) on a Business Day for any amount drawn in respect of principal and interest under any Tender Draft. If we receive such reimbursement by or on behalf of the Company, all in strict conformity with the terms and conditions of this Letter of Credit after 3:00 P.M. (Eastern time) on a Business Day prior to the termination hereof, such reimbursement will be honored as stated above as if received on the next succeeding Business Day. Any amount received by us from or on behalf of the Company in reimbursement of amounts drawn hereunder by a Tender Draft shall, if accompanied by your completed certificate signed by you in the form of Annex F attached hereto, be applied to the extent of the amount received by us and indicated therein to reimburse us for amounts drawn hereunder by your Tender Drafts and we will confirm to you the amount of the Principal Amount Available and the Interest Amount Available increased by such reimbursement by delivering to you the executed and completed acknowledgment accompanying the form of Annex F delivered by you in connection with such reimbursement. The Amount Available, the Principal Amount Available and the Interest Amount Available shall be increased only in compliances with the provisions of this paragraph.

     Each draft and certificate presented hereunder shall be dated the date of its presentation and each such draft and certificate shall be presented at our office located at 301 South College Street, T7, Charlotte, North Carolina 28288-0742, Attention: International Operations (or at any other office in the State of North Carolina which may be designated by us by written notice delivered to you at least three Business Days prior to a date on which interest is payable on the Bonds) (the "Presentation Office") and shall be presented on a Business Day. If we receive any of your drafts and certificates at such office, all in strict conformity with the terms and conditions of this Letter of Credit, not later than 11:00 A.M. (Eastern time) on a Business Day on or prior to the termination hereof, we will honor the same by initiating the wiring of funds by 2:30 P.M. (Eastern time) on the same day in accordance with your payment instructions. If we receive any of your drafts and certificates at such office, all in strict conformity with the terms and conditions of this Letter of Credit, after 11:00 A.M. (Eastern time) on a Business Day prior to the termination hereof, we will honor the same on the next succeeding Business Day in accordance with your payment instructions. If requested by you, payment under this Letter of Credit may be made by wire transfer of Federal Reserve Bank of Richmond funds to your account in a bank on the Federal Reserve wire system or by deposit of same day funds into a designated account that you maintain with us.

     In connection with the presentation of any Tender Draft or Conversion Draft, Bonds in aggregate principal amount equal to the principal amount of such Tender Draft or Conversion Draft shall be delivered to the Bank or its designee as promptly as practicable, and in any event within five Business Days after such presentation, registered in the name of the Bank, or its designee, as pledgee of the Company, pledged to the Bank pursuant to the Pledge Agreement. With respect to any Tender Draft, the Bank agrees that it shall not release any Bonds pledged to it until the Letter of Credit shall have been reinstated so that the Amount Available, as so reinstated, shall equal or exceed the aggregate principal and 120 days' interest calculated at an assumed rate of 15% per annum on all Bonds for which drawings are available hereunder after giving effect to such release.

     Upon the earliest of (i) our honoring your Final Draft presented hereunder,
(ii) the second day following the date on which we receive a certificate signed by you stating that the interest rate on the Bonds has been converted to a fixed interest rate, (iii) the date on which we receive a certificate signed by you stating that the Company has provided and you have accepted an Alternate Credit Facility in accordance with the terms of the Indenture which is effective the date of such certificate, or (iv) the Stated Termination Date, this Letter of Credit shall terminate.

     This Letter of Credit is transferable only in its entirety to any transferee whom you certify to us has succeeded you as Trustee under the Indenture, and may be successively transferred. Transfer of the Amount Available under this Letter of Credit to such transferee shall be effected by the presentation to us of this Letter of Credit accompanied by a certificate in the form of Annex G attached hereto and payment of the transfer commission referred to therein. Upon such presentation we shall forthwith transfer the same to your transferee or, if so requested by your transferee, issue a letter of credit to your transferee with provisions therein consistent with this Letter of Credit.

     This Letter of Credit sets forth in full our undertaking, and such undertaking shall not in any way be modified, amended, amplified or limited by reference to any document, instrument or agreement referred to herein (including, without limitation, the Bonds or the Indenture), except only the certificates and the drafts referred to herein which are hereby incorporated by reference; and any such reference shall not be deemed to incorporate herein by reference any document, instrument or agreement except for such certificates and such drafts.

     Except as otherwise provided herein, this Letter of Credit shall be governed by and construed in accordance with the Uniform Customs and Practice for Documentary Credits (1993 Revisions), International Chamber of Commerce Publication No. 500 (the "UCP") and, to the extent not inconsistent therewith, the laws of the State of North Carolina. Communications with respect to this Letter of Credit other than presentations of drafts and certificates hereunder shall be in writing and shall be addressed to us at 301 South College Street, T7, Charlotte, North Carolina 28288-0742, Attention: International Operations, specifically referring to the number of this Letter of Credit.

                                   Very truly yours,

                                   FIRST UNION NATIONAL BANK OF
                                   NORTH CAROLINA



                                   By ___________________________
                                      Title:  Vice President

     Annex A


     [Form of Certificate for Interest Draft]


     CERTIFICATE FOR DRAWING IN CONNECTION WITH THE PAYMENT
     OF UP TO 120 DAYS' INTEREST


     Irrevocable Letter of Credit No. S045494

     The undersigned, a duly authorized officer of the undersigned Trustee (the "Trustee"), hereby certifies to First Union National Bank of North Carolina (the "Bank"), with references to Irrevocable Letter of Credit No. S045494 (the "Letter of Credit; the terms defined therein and not otherwise defined herein being used herein as therein defined) issued by the Bank in favor of the Trustee, as follows:

     (1) The Trustee is the Trustee under the Indenture for the holders of the Bonds.

     (2) The Trustee is making a drawing under the Letter of Credit with respect to a payment of interest on the Bonds, which payment is due and payable on a regular Interest Payment Date. On the record date for such Interest Payment Date, none of such Bonds for which interest is drawn pursuant to the draft were held of record by the Company, or by the Bank, or its designee, as pledgee of the Company.

     (3) [The Interest Draft accompanying this Certificate is the first Interest Draft presented by the Trustee under the Letter of Credit.]* [The Interest Draft last presented by the Trustee under the Letter of Credit was honored and paid by the Bank on _____________________, ______, and the Trustee had not received a notice within ten days of presentation of such Interest Draft from the Bank that the Bank has not been reimbursed.]**

     (4) The amount of the Interest Draft accompanying this Certificate is $_______. It was computed in compliance with the terms and conditions of the Bonds and the Indenture and does not exceed the Interest Amount Available to be drawn by the Trustee under the Letter of Credit.

     (5) Upon receipt by the undersigned of the amount demanded hereby, (a) the undersigned will apply the same directly to the payment when due of the interest amount owing on account of the Bonds pursuant to the Indenture, (b) no portion of said amount shall be applied by the undersigned for any other purpose, and (c) no portion of said amount shall be commingled with other funds held by the undersigned.
      IN WITNESS WHEREOF, the Trustee has executed and delivered this Certificate as of the ______ day of _________________, 19__.

                                   THE FIRST NATIONAL BANK
                                   OF BOSTON, as Trustee
                                                                      By:
__________________________
Name:  ___________________
Title:  __________________

________________

* To be used in the Certificate relating to the first Interest
  Draft only.

**To be used in each Certificate relating to each Interest Draft other than the first Interest Draft.

                                    Annex B

                      [Form of Certificate for Tender Draft]



                CERTIFICATE FOR DRAWING IN CONNECTION WITH THE PAYMENT
               OF PRINCIPAL PURCHASE PRICE AND PORTION OF PURCHASE PRICE
                     CORRESPONDING TO INTEREST OF BONDS TENDERED



     Irrevocable Letter of Credit No. S045494


          The undersigned, a duly authorized officer of the undersigned Trustee (the "Trustee"), hereby certifies to First Union National Bank of North Carolina (the "Bank"), with reference to Irrevocable Letter of Credit No. S045494 (the "Letter of Credit"; the terms defined herein and not otherwise defined herein being used herein as therein defined) issued by the Bank in favor of the Trustee, as follows:

          (1) The Trustee is the Trustee under the Indenture for the registered owners of the Bonds.
               (2) The Trustee is making a drawing under the Letter of Credit with respect to a payment, upon a tender of all or less than all of the Bonds, which are Outstanding (as defined in the Indenture), of the unpaid principal amount of the Bonds and accrued interest thereon to be purchased as a result of such tender pursuant to the terms of Article III of the Indenture (other than Bonds, presently held of record by the Company, or by the Bank, or its designee, as pledge of the Company) which payment is due on the date on which this Certificate and the Tender Draft it accompanies are being presented to the Bank.
               (3) The amount of the Tender Draft accompanying this Certificate is equal to the sum of (i) $_________ being drawn in respect of the payment of unpaid principal of Bonds (other than Bonds presently held of record by the Company or by the Bank, or its designee, as pledgee of the Company) to be purchased as a result of a tender, which amount does not exceed the Principal Amount Available under the Letter of Credit, and (ii) $__________ being drawn in respect of the payment of ________ days' [not to exceed 120 days'] accrued and unpaid interest on such Bonds constituting a portion of the purchase price of such Bonds being purchased as a result of a tender, which amount does not exceed the Interest Amount Available under the Letter of Credit.
                (4) The Trustee shall register or cause to be registered in the name of the Bank, or its designee, as pledgee of the Company, pursuant to
Section 3 of the Pledge Agreement, and shall deliver or cause to be delivered to the Bank or its designee Bonds in the principal amount of the Tender Draft accompanying this Certificate as promptly as practicable, and in any event within five Business Days after presentation of the Tender Draft accompanying this Certificate.

         (5)     Upon receipt of the undersigned of the amount demanded hereby,
(a) the undersigned will apply the same directly to the payment when due of the purchase price of Bonds tendered pursuant to the Indenture, (b) no portion of said amount shall be applied by the undersigned for any other purpose, and (c) no portion of said amount shall be commingled with other funds held by the undersigned.
               (6) The amount of the Tender Draft accompanying this Certificate was computed in compliance with the terms and conditions of the Bonds and the Indenture and does not exceed the Amount Available under the Letter of Credit.

     The Trustee acknowledges that, pursuant to the terms of the Letter of Credit, upon the Bank's honoring of the Tender Draft accompanying this Certificate, (i) the Amount Available under the Letter of Credit shall be automatically reduced by the aggregate amount of such Tender Draft, (ii) the Principal Amount Available under the Letter of Credit shall be automatically reduced by an amount equal to the amount of the principal component of such draft set forth in paragraph 3 above, and (iii) the Interest Amount Available under the Letter of Credit shall be automatically reduced by an amount equal to the amount of the interest component of such draft set forth in paragraph 3 above, subject to reinstatement as set forth in the Letter of Credit.

    IN WITNESS WHEREOF, the Trustee has executed and delivered this Certificate as of the ____ day of _______________, _____.


                                   THE FIRST NATIONAL BANK
                                   OF BOSTON, as Trustee

By:_________________________
                                      Name:____________________
                                      Title:___________________

                                    Annex C

               [Form of Certificate for Partial Redemption Draft]


            CERTIFICATE FOR DRAWING IN CONNECTION WITH THE PAYMENT
                OF PRINCIPAL AND UP TO 120 DAYS' INTEREST UPON
                           PARTIAL REDEMPTION


     Irrevocable Letter of Credit No. S045494
     The undersigned, a duly authorized officer of the undersigned Trustee (the "Trustee"), hereby certifies to First Union National Bank of North Carolina (the "Bank"), with reference to Irrevocable Letter of Credit No. S045494 (the "Letter of Credit"; the terms defined therein and not otherwise defined herein being used herein as therein defined) issued by the Bank in favor of the Trustee, as follows:

          (1) The Trustee is the Trustee under the Indenture for the registered owners of the Bonds.
               (2) The Trustee is making a drawing under the Letter of Credit with respect to a payment, upon redemption of less than all of the Bonds which are Outstanding (as defined in the Indenture), of the unpaid principal amount of, and up to 120 days' accrued and unpaid interest on, the Bonds to be redeemed pursuant to the Indenture (other than Bonds presently held of record by the Company, or by the Bank, or its designee, as pledgee of the Company).
               (3) The amount of the Partial Redemption Draft accompanying this Certificate is $__________ and is equal to the sum of (i) $________ being drawn in respect of the payment of unpaid principal of Bonds (other than Bonds presently held of record by the Company or by Bank, or its designee, as pledgee of the Company) to be redeemed, which amount does not exceed the Principal Amount Available under the Letter of Credit and (ii) $__________ being drawn in respect of the payment of ____ days' [not to exceed 120 days'] accrued and unpaid interest on such Bonds, which amount does not exceed the Interest Amount Available under the Letter of Credit.
               (4) The amount of the Partial Redemption Draft accompanying this Certificate was computed in accordance with the terms and conditions of the Bonds and the Indenture and does not exceed the Amount Available under the Letter of Credit.
                (5) This Certificate and the Partial Redemption Draft it accompanies are dated, and are being presented to the Bank on, the date on which the unpaid principal amount of, and accrued and unpaid interest on, Bonds to be redeemed are due and payable under the Indenture upon redemption of less than all of the Bonds which are Outstanding (as defined in the Indenture).

         (6)     Upon receipt by the undersigned of the amount demanded hereby,
(a) the undersigned will apply the same directly to the payment when due of the principal amount of and accrued and unpaid interest on the Bonds pursuant to the Indenture, (b) no portion of said amount shall be applied by the undersigned for any other purpose and (c) no portion of said amount shall be commingled with other funds held by the undersigned.

     The Trustee acknowledges that, pursuant to the terms of Letter of Credit, upon the Bank's honoring the Partial Redemption Draft accompanying this Certificate, (i) the Amount Available under the Letter of Credit shall be permanently reduced by the aggregate amount of such Partial Redemption Draft,
(ii) the Principal Amount Available under the Letter of Credit shall be permanently reduced by an amount equal to the amount of the principal component of such draft set forth in paragraph 3 above and (iii) the Interest Amount Available under the Letter of Credit shall be permanently reduced by an amount of the interest component of such draft set forth in paragraph 3 above.

    IN WITNESS WHEREOF, the Trustee has executed and delivered this Certificate as of the ____ day of _______________, 19__.


                                   THE FIRST NATIONAL BANK
                                   OF BOSTON, as Trustee

By:________________________
                                      Name:___________________
                                      Title:__________________

                                         Annex D


                         [Form of Certificate for Conversion Draft]


                       CERTIFICATE FOR DRAWING IN CONNECTION WITH THE
                         PAYMENT OF PRINCIPAL PLUS ACCRUED INTEREST
                                   UPON A MANDATORY PURCHASE
                             (CONVERSION TO A FIXED INTEREST RATE)


                            Irrevocable Letter of Credit No. S045494

          The undersigned, a duly authorized officer of the undersigned Trustee (the "Trustee"), hereby certifies to First Union National Bank of North Carolina (the "Bank"), with reference to Irrevocable Letter of Credit No. S045494 (the "Letter of Credit"; the terms defined therein and not otherwise defined herein being used herein as therein defined) issued by the Bank in favor of the Trustee, as follows:

         (1) The Trustee is the Trustee under the Indenture for the registered owners of the Bonds.
               (2) The Trustee is making a drawing under the Letter of Credit with respect to a payment, upon a mandatory tender for purchase pursuant to
Section 202(e) of the Indenture (conversion to a Fixed Interest Rate within the meaning of the Indenture) of all or less than all of the Bonds which are Outstanding (as defined in the Indenture), of the unpaid principal amount of, and up to 120 days' accrued and unpaid interest on, the Bonds to be so purchased (other than Bonds presently held of record by the Company, or the Bank, or its designee, as pledgee of the Company), which payment is due on the date on which this Certificate and the Conversion Draft it accompanies are being presented to the Bank.
               (3) The amount of the Conversion Draft accompanying this Certificate is $______ and is equal to the sum of (i) $______ being drawn in respect of the payment of unpaid principal of Bonds (other than Bonds presently held of record by the Company, or by the Bank, or its designee, as pledgee of the Company) to be purchased, which amount does not exceed the Principal Amount Available under the Letter of Credit, and (ii) $_____ being drawn in respect o the payment of ___ days' [Not to exceed 120 days'] accrued and unpaid interest on such Bonds, which amount does not exceed the Interest Amount Available under the Letter of Credit.
               (4) The amount of the Conversion Draft accompanying this Certificate was computed in compliance with the terms and conditions of the Bonds and the Indenture and does not exceed the Amount Available under the Letter of Credit.
               (5) Upon receipt by the undersigned of the amount demanded hereby, (a) the undersigned will apply the same directly to the payment when due of the principal amount of, and interest accrued and unpaid on, the Bonds pursuant to the Indenture, (b) no portion of said amount shall be applied by the undersigned for any other purpose and (c) no portion of said amount shall be commingled with other funds held by the undersigned.
               (6) The Trustee shall register or cause to be registered in the name of the Bank, or its Agent, as pledgee of the Company, pursuant to Section 3 of the Pledge Agreement and shall deliver or cause to be delivered to the Bank of its Agent a principal amount of bonds equal to the principal amount of the Conversion Draft accompanying this Certificate as promptly as practicable, and in any event within five Business Days after presentation of the Conversion Draft accompanying this Certificate.
               IN WITNESS WHEREOF, the Trustee has executed and delivered this Certificate as of the ___ day of ______________, 19__.


                                   THE FIRST NATIONAL BANK
                                   OF BOSTON, as Trustee


By:___________________________
                                      Name:______________________
                                      Title:_____________________

                                          Annex E

                         [Form of Certificate for Final Draft]

                 CERTIFICATE FOR DRAWING IN CONNECTION WITH THE PAYMENT
                    OF PRINCIPAL PLUS ACCRUED INTEREST, UPON STATED
                   OR ACCELERATED MATURITY OR OPTIONAL OR MANDATORY
                                  REDEMPTION AS A WHOLE


                      Irrevocable Letter of Credit No. S045494


          The undersigned, a duly authorized officer of the undersigned trustee (the Trustee"), hereby certifies to First Union National Bank of North Carolina (the "Bank"), with reference to Irrevocable Letter of Credit No. S045494 (the "Letter of Credit"; the terms defined therein and not otherwise defined herein being used herein as therein defined) issued by the Bank in favor of the Trustee, as follows:

          (1) The Trustee is the Trustee under the Indenture for the registered owners of the Bonds.

          (2) The Trustee is making a drawing under the Letter of Credit with respect to a payment, either at stated maturity, upon acceleration, or as a result of a redemption as a whole pursuant to the Indenture, of the unpaid principal amount of and up to 120 days' accrued and unpaid interest on, all of the Bonds which are "Outstanding" within the meaning of the Indenture (other than Bonds presently held of record by the Company or by the Bank, or its designee, as pledgee of the Company).

          (3) The amount of the Final Draft accompanying this Certificate is $__________________ and is equal to the sum of (i) $____________________ being drawn in respect of the payment of unpaid principal of Bonds (other than Bonds presently held of record by the Company or by the Bank, or its designee, as pledgee of the Company), which amount does not exceed the Principal Amount Available under the Letter of Credit, and (ii) $______ being drawn in respect of the payment of ____ days' [not to exceed 120 days'] accrued and unpaid interest on such Bonds, which amount does not exceed the Interest Amount Available under the Letter of Credit.

          (4) The amount of the Final Draft accompanying this Certificate was computed in compliance with the terms and conditions of the Bonds and the Indenture and does not exceed the Amount Available under the Letter of Credit.

           (5)  Upon receipt by the undersigned of the amount demanded hereby,
(a) the undersigned will apply the same directly to the payment when due of the principal amount and accrued and unpaid interest thereon owing on account of the Bond pursuant to the Indenture, (b) no portion of said amount shall be applied by the undersigned for any other purpose and (c) no portion of said amount shall be commingled with other funds held by the undersigned.

          IN WITNESS WHEREOF, the Trustee has executed and delivered this Certificate as of the __ day of _______________, 19__.


                                   THE FIRST NATIONAL BANK
                                   OF BOSTON, as Trustee



                                   By:___________________________
                                      Name:______________________
                                      Title:_____________________

                                       Annex F

                  [Form of Reinstatement Certificate For Tender Draft]

                 CERTIFICATE FOR THE REINSTATEMENT OF AMOUNTS AVAILABLE
                    UNDER IRREVOCABLE LETTER OF CREDIT NO.S045494


          The undersigned, a duly authorized officer of the undersigned Trustee (the "Trustee"), hereby certifies to First Union National Bank of North Carolina (the "Bank"), with reference to Irrevocable Letter of Credit No. S045494 (the "Letter of Credit"; the terms defined therein and not otherwise defined herein being used herein as therein defined) issued by the Bank in favor of the Trustee, as follows:

         (1) The Trustee is the Trustee under the Indenture for the holders of the Bonds.
              (2) The amount of $________ paid to you today by or on behalf of the Company is a payment made to reimburse you, pursuant to Section 4.2 of the Letter of Credit, Reimbursement and Guaranty Agreement dated as of September 1, 1994 (the "Reimbursement Agreement") between the Company and the Bank, for amounts drawn under the Letter of Credit by Tender Drafts. The Trustee hereby requests that you reinstate the Letter of Credit upon receipt of such payment in an amount equal to the amount of payment so received.
               (3) Of the amount referred to in paragraph (2), $_________ represents the aggregate principal amount of Bonds resold or to be sold on behalf of the Company.
               (4) Of the amount referred to in paragraph (2), $__________ represents accrued and unpaid interest on the Bonds.
          IN WITNESS WHEREOF, the Trustee has executed and delivered this Certificate as of the __ day of ________________, 19__.


                              THE FIRST NATIONAL BANK OF BOSTON, as Trustee


                              By:___________________________
                                 Name:______________________
                                 Title:_____________________

                                             [attached to Annex F]


                             ACKNOWLEDGMENT


          The Bank hereby confirms to the Trustee that the Principal Amount Available under the Letter of Credit has been reinstated by the amount of $______________ and the Interest Amount Available under the Letter of Credit has been reinstated by the amount of $_____________.

          This ___ day of _________, 19__.


                                   FIRST UNION NATIONAL BANK OF


By:___________________________
                                      Name:______________________
                                      Title:_____________________

                                     Annex G

                         [Form of Transfer Certificate]

                             INSTRUCTION TO TRANSFER


First Union National Bank of
  North Carolina
One First Union Plaza
Charlotte, North Carolina  28288

Attention:  International Operations CORP-10


          Re:  Your Irrevocable Letter of Credit No. S045494 _


Ladies and Gentlemen:

          For value received, the undersigned beneficiary (the "Transferor") hereby irrevocably transfer to:

                  ___________________________
                    [Name of Transferee]



                  _________________________
                   [Address]

(the "Transferee") all rights of the Transferor with respect to the above-referenced Letter of Credit, including the right to draw under said Letter of Credit in the Amount Available. Said Transferee has succeeded the Transferor as Trustee under that certain Trust Indenture dated as of September 1, 1994, by and between The Rutherford County Industrial Facilities and Pollution Control Financing Authority and The First National Bank of Boston, as initial Trustee thereunder (the "Indenture"), with respect to the $$5,000,000 Industrial Development Revenue Refunding Bonds (Watts Regulator Co. Project), Series 1994 and has complied with the provisions of the Indenture.

          By virtue of this transfer, the Transferee shall have the sole rights as beneficiary of said Letter of Credit, including sole rights relating to any past or future amendments thereof, whether increases or extensions or otherwise. All amendments are to be advised directly to the Transferee without necessity of any consent of or notice to the Transferor.

           By its signature below, the Transferee acknowledges that it has duly succeeded the Transferor as Trustee pursuant to the Trust Indenture.

         The advice of such Letter of Credit is returned herewith, along with a transfer fee of $1,000.00, and we ask you to endorse the transfer on the reverse side thereof and to forward it directly to the Transferee with your customary notice of transfer.

                              Very truly yours,




                              THE FIRST NATIONAL BANK OF BOSTON, as Trustee



                              By:_____________________________
                                 [insert name and title of
                                  authorized officer]



                              [Corporate Seal]


Acknowledged by:

_______________________________
[insert name of Transferee]


By:____________________________
   [insert name and title of
   authorized officer]


[Corporate Seal]

                                   EXHIBIT B


     REPRESENTATIONS OF THE GUARANTOR


Section 2.1 (Consolidated Subsidiaries)

     See attached list

Section 2.3 (Financial Condition)

     NONE

Section 2.4 (Title to Property and Assets)

     NONE

Section 2.5 (Litigation)

     NONE

Section 2.6 (Taxes)

     NONE

Section 2.12 (Capital Structure)

     See attached list

Section 2.14 (Restrictions)

     (a) Village of Walden Industrial Development Agency Industrial Development Revenue Refunding Bonds (Spence Engineering Company, Inc. Project), Series 1994 in the original aggregate principal amount of $7,500,000 of which the entire $7,500,000 in aggregate principal amount is currently outstanding;
          (b) Hillsborough County Industrial Development Authority Industrial Development Revenue Bonds (Leslie Co. Project), dated as of April 18, 1986 (the "Series 1986 Bonds") in the original aggregate principal amount of
$7,200,000 of which $4,762,290 is currently outstanding.      (c)
Hillsborough County Industrial Development Revenue Refunding Bonds (Leslie Controls, Inc. Project), Series 1994 (the "Series 1994 Bonds"), dated August 4, 1994 in the original aggregate principal amount of $4,765,000, all of which is currently outstanding. On November 1, 1994, all of the proceeds of the Series 1994 Bonds will be used, along with additional funds of Leslie Controls, Inc. or Watts Industries, Inc. to refund the outstanding principal of and interest on the Series 1986 Bonds.

     (d) 8-3/8% Notes, dated November 26, 1991, due 2003, in the original aggregate principal amount of $75,000,000 of which $75,000,000 is currently outstanding; and

     (e) $125,000,000 Revolving Credit Agreement, dated August 30, 1994, unsecured with a floating interest rate on amounts outstanding at 25 basis points over LIEBOR. This is a five year commitment from a banking syndicate whose agent is the First National Bank of Boston. There are currently no amounts outstanding. Section 2.16 (Labor Relations)

     NONE

DIRECT AND INDIRECT SUBSIDIARIES OF WATTS INDUSTRIES, INC.

DOMESTIC:

Watts Automatic Control Valve, Inc. [Delaware]
Watts Internatinal Sales Corp. [Massachusetts]
Watts Investment Company [Delaware]
Watts Regulator Company [Massachusetts]
Watts Securities Corp. [Massachusetts]
Circle Seal Controls, Inc. [Delaware]
Green Country Castings, Inc. [Oklahoma]
Henry Pratt Company [Delaware]
James Jones Company [California]
KF Industries, Inc. [Oklahoma]
KF Sales Corp. [Delaware]
Rudolph LaBranche, Inc. [New Hampshire]
Leslie Controls, Inc. [New Jersey]
Nicholson Steam Trap, Inc. [Delaware]
Spence Engineering Company [Delaware]
Ancon U.S.A., Inc. [Delaware]
Jameco Acquisition Corp. [Delaware]
Jameco Industries, Inc. [New York]

INTERNATIONAL:

Watts Industries (Canada) Inc. [Canada]
Watts Industries Europe B.V. [The Netherlands]
Watts Industries France S.A. [France]
Watts Ocean GmbH [Germany]
Wattsco International [U.S. Virgin Islands]
Watts ocean BV [The Netherlands]
Watts SFR SA [France]
Watts UK Ltd. [United Kingdom]
Edward Barber & Co. Ltd. [United Kingdom]
Edward Barber (UK) Ltd. [United Kingdom]
G.R.C. Controls SA [Spain]
HST AG [Switzerland]
HST GmbH [Austria]
Intermes SpA [Italy]
KF Industries, Ltd. [United Kingdom]
Kingsworth Products Ltd. [United Kingdom]
Leslie International V.I. [Virgin Islands]
M.T.R. GmbH [Germany]
Ocean B.V. [The Netherlands]
Watts Industries AG [Switzerland]
V.R.A. BvbA [Belgium]
Jameco Export Sales Corportion [U.S. Virgin Islands]
Multiscope SpA
Watts Intermes LDA [Portugal]
WIG Armaturen Vertriebs, GmbH [Germany]

 In addition to the foregoing, the Company holds an 89% interest in R.G. Laurence Company, Inc. [New Jersey], an 80% interest in Londa SpA [Italy], a 55% interest in ISI SpA [Italy] and a 60% interest in Tianjin Tanggu Watts Valve Company Limited, a Chinese joint venture.

     EXHIBIT C

     Liens

     NONE

     EXHIBIT D

     INSURANCE


     SEE ATTACHED

     EXHIBIT E


     [FORM OF OPINION OF COUNSEL TO BORROWER AND GUARANTOR]


                                        September ___, 1994


The Rutherford County Industrial Facilities
  and Pollution Control Financing Authority
Rutherford County Courthouse
Main Street
Rutherfordton, North Carolina 28139

The First National Bank of Boston,
  as Trustee
150 Royall Street, Mail Stop 45-02-15
Canton, Massachusetts  02021

First Union National Bank of North Carolina
301 South Tryon Street
Charlotte, North Carolina  28288

Smith Helms Mulliss & Moore, L.L.P.
Post Office Box 31247
Charlotte, North Carolina 28231

Ladies and Gentlemen:

     We have acted as counsel for Watts Regulator Co. (the "Company") and Watts Industries, Inc. (the "Guarantor") in connection with the transactions contemplated by the Trust Indenture, dated as of September 1, 1994 (the "Trust Indenture") between The Rutherford County Industrial Facilities and Pollution Control Financing Authority (the "Authority") and The First National Bank of Boston, as Trustee (the "Trustee") and the Company, providing for (a) the issuance by the Authority of its Industrial Revenue Refunding Bonds (Watts Regulator Co. Project) in the aggregate principal amount of $5,000,000 (the "Bonds"); (b) the execution and delivery of the Loan Agreement dated as of September 1, 1994 (the "Loan Agreement") between the Company and the Authority providing for the loan by the Authority to the Company in the principal amount of $5,000,000 as evidenced by the Company's Promissory Note dated as of September 1, 1994 in the principal amount of $5,000,000 (the "Note"), the proceeds of such loan to be used to refund the Authority's Industrial Revenue Bonds (Regtrol, Inc. Project), dated as of October 1, 1984 and issued to finance the acquisition, construction and installation of the Project, as defined in the Loan Agreement, for use by the Company in the manufacture of regulators and similar products; (c) the execution and delivery of the Letter of Credit, Reimbursement and Guaranty Agreement dated as of September 1, 1994 (the "Reimbursement Agreement") among the Company, the Guarantor and First Union National Bank of North Carolina (the "Bank"), as issuer of the Letter of Credit described therein (the "Letter of Credit"); (d) the execution and delivery of the Remarketing Agreement dated as of September 1, 1994 (the "Remarketing Agreement") among the Company and First Union National Bank of North Carolina as Remarketing Agent (the "Remarketing Agent"); (e) the execution and delivery of a Tender Agency Agreement dated as of September 1, 1994 (the "Tender Agency Agreement") among the Company, the Trustee and The First National Bank of Boston, as Tender Agent;
(f) the execution and delivery of a Placement Agreement dated as of September 1, 1994 issued by First Union National Bank of North Carolina, as Placement Agent, and agreed to and accepted by the Authority and the Company; (g) the execution and delivery of a Pledge Agreement dated as of September 1, 1994 (the "Pledge Agreement") from the Company and accepted by the Bank; (h) the Private Placement Memorandum; and (i) the execution and delivery by the Company in connection therewith of certain other instruments, certificates and documents hereinafter referred to.

     We, as counsel for the Company and the Guarantor, have examined originals or copies of documents, records and other instruments relating to the authorization, execution, delivery and performance by the Company and the Guarantor, as applicable, of the Loan Agreement, the Note, the Reimbursement Agreement, the Remarketing Agreement, the Tender Agency Agreement, the Placement Agreement and the Pledge Agreement, including the following:

     (a) The Articles of Organization and Bylaws of the Company and the Certificate of Incorporation and Bylaws of the Guarantor, as amended to date and presently in effect;

     (b)     the Trust Indenture;

     (c)     the Loan Agreement;

     (d)     the Note;

     (e)     the Reimbursement Agreement;

     (f)     the Remarketing Agreement;

     (g)     the Tender Agency Agreement;

     (h)     the Placement Agreement;

     (i)     the Pledge Agreement;

     (j)     the Private Placement Memorandum;

      (k) the resolutions of the Board of Directors of the Company dated September ___, 1994, authorizing the execution and delivery of the Loan Agreement, the Note, the Reimbursement Agreement, the Placement Agreement, the Remarketing Agreement, the Tender Agency Agreement and the Pledge Agreement and related documents and instruments; and

     (l) the resolutions of the Board of Directors of the Guarantor dated September ___, 1994, authorizing the execution and delivery of the Reimbursement Agreement and related documents and instruments.

     In addition, we have reviewed the Company's Certificates as to Federal

Tax Matters executed by the Company and the Authority and the Certificate as Non-
Arbitrage and Other Matters including the exhibits thereto (the "Tax Certificates") joined in by the Company, in connection with issuance of the Bonds. In the course of our representation of the Company in connection with the issuance of the Bonds, nothing has come to our attention that leads us to believe that the Tax Certificates contain any misstatement of material fact or omits to state any material fact necessary to make the statements contained in the Tax Certificates true and complete.

     We have also examined the originals, or copies certified to our satisfaction, of (i) such other records of the Company and the Guarantor, certificates of public officials and of officers of the Company and the Guarantor and (ii) such other agreements, instruments and documents as we have deemed necessary as a basis for the opinions hereinafter expressed. As to questions of fact material to such opinions, we have, when relevant facts were not independently established by us, relied upon certificates of the Company or the Guarantor or its respective officers or of public officials. We have assumed the due execution and deliver of the Reimbursement Agreement by the Bank.

     On the basis of the foregoing we are of the opinion that:
               (i) the Company is a corporation validly organized, existing and in good standing under the laws of the Commonwealth of Massachusetts, the Guarantor is a corporation validly organized, existing and in good standing under the laws of the State of Delaware, the Company has all requisite corporate power and authority to execute and deliver the Loan Agreement, the Note, the Reimbursement Agreement, the Remarketing Agreement, the Placement Agreement, the Tender Agency Agreement and the Pledge Agreement and the Guarantor has all requisite corporate power and authority to execute and deliver the Reimbursement Agreement;

      (ii) each of the Loan Agreement, the Note, the Remarketing Agreement, the Placement Agreement, the Tender Agency Agreement and the Pledge Agreement, has been duly authorized, executed and delivered by the Company and constitutes a legal, valid and binding obligation, instrument or conveyance, as the case may be, of the Company, enforceable in accordance with its terms, subject to the qualifications set forth below;

     (iii) the Reimbursement Agreement has been duly authorized, executed and delivered by the Company and the Guarantor and constitutes a legal, valid and binding obligation of the Company and the Guarantor, enforceable in accordance with its terms, subject to the qualifications set forth below;

     (iv) the borrowing by the Company under the Loan Agreement, and the execution, delivery and performance by the Company or the Guarantor of the Loan Agreement, the Note, the Placement Agreement, the Reimbursement Agreement, the Remarketing Agreement, the Tender Agency Agreement and the Pledge Agreement do not and will not violate, conflict with, result in a breach of or cause a default or require any consent under any Massachusetts, Delaware or federal law or regulation presently applicable to the Company or the Guarantor, the Articles of Organization of the Company or the Certificate of Incorporation of the Guarantor, any order of any court, regulatory body or arbitral tribunal or any agreement or instrument known to us to which the Company or the Guarantor is a party or by which the Company or the Guarantor or any of its property may be bound or affected, nor to the best of our knowledge based upon inquiry of officers of the Company and the Guarantor result in the creation of any lien, pledge, charge or encumbrance upon any of the assets or properties of the Company or the Guarantor other than those expressly contemplated by such documents;

    (v) to our best knowledge, after inquiry of officers of the Company and Guarantor, there are no judicial, regulatory or arbitral proceedings pending or threatened at law or in equity against the Company or the Guarantor which, if decided adversely to the Company or the Guarantor, would have a material adverse effect on the financial condition or operations of the Company or the Guarantor or adversely affect the validity or enforceability of the Note, the Loan Agreement, the Reimbursement Agreement, the Remarketing Agreement, the Placement Agreement, the Tender Agency Agreement and the Pledge Agreement or the transactions contemplated therein;

     (vi) all approvals and consents of federal, Delaware and Massachusetts regulatory authorities required in connection with the execution, delivery and performance by the Company and the Guarantor, as applicable, of the Loan Agreement, the Note, the Reimbursement Agreement, the Remarketing Agreement, the Placement Agreement, the Tender Agency Agreement and the Pledge Agreement have been obtained;

     The opinions set forth above are subject to the qualification that the enforceability of any of the documents or instruments referred to herein may be limited by bankruptcy, insolvency, reorganization or similar laws relating to or limiting the enforcement of creditors' rights and by applicable equitable principles which may affect the remedies provided therein.

     We participated in conferences with the Company and the Guarantor and with representatives of the Bank at which the contents of the Private Placement Memorandum were discussed. We are not passing upon, and do not assume any responsibility for, the accuracy or completion of the Private Placement Memorandum. However, nothing has come to our attention which leads us to believe that the Private Placement Memorandum (other than any financial statements or financial or statistical data included therein, as to which we express no belief) contained as of its date any untrue statement of a material fact or omitted to state a material fact necessary in order to make the statements therein, in light of the circumstances under which they were made, not misleading.


                                   Very truly yours,

GOODWIN, PROCTER & HOAR

                                          EXHIBIT F

                               Form of Opinion of Bond Counsel


                                    September ___, 1994



The Rutherford County Industrial Facilities
 and Pollution Control Financing Authority
601 North Main Street
Rutherford, North Carolina  28139

The First National Bank of Boston
150 Royall Street, Mail Stop 45-02-15
Canton, Massachusetts  02021

Watts Regulator Co.
815 Chestnut Street
North Andover, Massachusetts  01845



     The Rutherford County Industrial Facilities and Pollution Control Financing Authority
     $5,000,000 Industrial Development Revenue Refunding Bonds

          (Watts Regulator Co. Project) Series 1994
       ________________________________________________

Ladies and Gentlemen:

     We have acted as bond counsel in connection with the issuance by the Rutherford County Financing Authority, a political subdivision and body corporate and politic of the State of North Carolina (the "Issuer"), of its Industrial Development Revenue Refunding Bonds (Watts Regulator Co. Project) in the aggregate principal amount of $5,000,000 (the "Bonds"), Series 1994. The Bonds are being issued under a Trust Indenture dated as of September 1, 1994 (the "Indenture") between the Issuer and The First National Bank of Boston, as Trustee (the "Trustee"). The Bonds are being issued pursuant to Chapter 800 of the 1975 Session Laws of North Carolina, as amended, which as codified appears as Chapter 159c of the General Statutes of North Carolina (the "Enabling Act").

     The proceeds from the sale of the Bonds are to be used by the Issuer to make a loan of $5,000,000 to Watts Regulator Co. (the "Company") pursuant to a Loan Agreement dated as of September 1, 1994 by and between the Company and the Issuer (the "Loan Agreement"), such loan to be evidenced by the Company's Promissory Note dated as of September 1, 1994 in the principal amount of $5,000,000 (the "Note"). The proceeds of such loan are to be used to redeem the $5,000,000 outstanding principal amount of the Issuer's Industrial Development Revenue Bonds (Regtrol, Inc. Project), Series 1984 (the "Prior Bonds"), the proceeds of which Prior Bonds were used to finance the costs incurred by Regtrol, Inc. in connection with acquiring, constructing and installing equipment in a certain project located in Rutherford County, North Carolina. The Company is the successor by merger to Regtrol, Inc.

     Payments with respect to principal and interest on the Bonds and the purchase price of Bonds deemed tendered for purchase by the holder thereof are to be made pursuant to drawings by the Trustee under an irrevocable direct pay letter of credit of even date herewith (the "Letter of Credit") issued by First Union National Bank of North Carolina, (the "Bank") pursuant to a Letter of Credit, Reimbursement and Guaranty Agreement dated as of September 1, 1994 (the "Reimbursement Agreement") between the Company and the Bank.

     In our capacity as bond counsel, we have examined such documents, records of the Issuer and other instruments, including a specimen copy of the Bonds, counterparts or certified copies of the Indenture, the Loan Agreement and the Note, as we have deemed necessary or relevant to enable us to express the opinions set forth below. In making the examinations described above, we have assumed the genuineness of all signatures and the authenticity of all documents submitted to us as originals and the conformity to original documents of all documents submitted to us as certified or photostatic copies and the authenticity of the originals of such documents. As to various questions of fact material to such opinion, we have relied, to the extent we have considered the Company, and the representations, warranties and covenants contained in the Indenture, the Loan Agreement, the Reimbursement Agreement and the Company's Certificate with respect to Federal Income Tax Matters (the "Tax Certificate") delivered by the certificates and representations made by the Issuer, the Board of Commissioners of Rutherford County, North Carolina, and the representatives of the North Carolina Federal Tax Reform Allocation Committee. Our opinion regarding procedures and actions of the Issuer is, with your consent, based upon an examination of certificates and certified extracts of records of the proceedings of the Issuer relating to its authorization and approval of documents and instruments herein referred to, and an opinion of Walter Dalton, County Attorney, counsel for the Issuer, of even date herewith. In giving the opinion set forth in paragraph 2 below, we have relied on the opinion of Goodwin, Procter & Hoar, counsel for the Company, of even date herewith as to the due authorization, execution and delivery of the Loan Agreement by the Company and as to the legal, valid and binding nature thereof.

     Based upon the foregoing, we are of the opinion, as of the date hereof and under existing law, that:
          1. The Issuer is a political subdivision and body corporate and politic of the State of North Carolina, validly organized and existing under the Constitution and the laws of the State of North Carolina and the Enabling Act, with full power, authority and legal right to make the loan to the Company contemplated by the Loan Agreement, to execute, deliver and perform the Indenture and the Loan Agreement and to borrow under the issue, sell and perform the Bonds.

     2. Each of the Indentures and the Loan Agreement has been duly and validly authorized, executed and delivered by the Issuer and, assuming due authorization, execution and delivery thereof by the other parties thereto, constitutes the legal, valid and binding agreement of the Issuer enforceable against the Issuer in accordance with its terms.

     3. The Note has been duly endorsed and delivered by the Issuer to the Trustee. The forms of the Note and the Letter of Credit have been approved by the Issuer.

     4. The borrowing under and issuance, sale and performance of the Bonds have been duly authorized by the Issuer; the Bonds have been duly executed and delivered by the Issuer; the Bonds are the legal, valid and binding limited obligations of the Issuer, payable in accordance with their terms solely from moneys drawn under the Letter of Credit and the proceeds of payments under the Loan Agreement and the Note; and the Bonds do not constitute or create in any manner a debt, a liability or obligation of the State of North Carolina or any political subdivision or agency thereof and do not directly or contingently obligate the State of North Carolina or any political subdivision or agency thereof to levy or to pledge any form of taxation whatever therefor.

     5. Under the Enabling Act, interest on the Bonds is exempt from all present income taxes imposed by the State of North Carolina.

     6. Assuming continuing compliance by the Issuer and the Company with certain covenants to comply with the requirements of the Internal Revenue code of 1986, as amended, as applicable to the Bonds (the "Code"), interest on the Bonds is not includible in the gross income of the owners thereof for federal income tax purposes, except for interest on any Bond for any period during which the Bond is owned by a person who is a "substantial user" of the facilities financed with the proceeds of the Bond or a "related person" within the meaning of Section 147(a) of the Code. Failure to comply with such covenants or to comply with the requirements of the Code regarding use, expenditure and investment of Bond proceeds (including the timely rebate to the U.S. Treasury of certain investment earnings) may cause interest on the Bonds to become includable in the gross income of the owners thereof for federal income tax purposes from their date of issue. Interest on the Bonds will also be includable in the gross income of the owners thereof for federal income tax purposes retroactive to the date of issuance of the Bonds in the event that the $40,000,000 limitation imposed by the Code on the amount of outstanding tax-exempt facility-related bonds is exceeded within three years from the date the Bonds are issued.

      7. Interest on the Bonds is not a specific item of tax preference for purposes of the federal alternative minimum tax imposed on corporations and other taxpayers, including individuals, or the federal environmental tax on corporations.

     The ownership of the Bonds and the receipt or accrual of interest thereon may result in other federal (and in some cases, state and local) tax consequences (including, without limitation, the inclusion thereof in certain calculations related to the federal corporate alternative minimum tax and environmental tax with respect to which we express no opinion.

     No opinion is expressed herein as to the excludability of interest on the Bonds from gross income of the owners thereof for federal income tax purposes as a result of a Conversion Date or delivery of such Alternate Credit Facility, and this opinion is rendered under the understanding that in the event such a subsequent bond counsel opinion is obtained such subsequent opinion will be the only opinion that any person will be entitled to rely upon with respect to the matters addressed therein and the foregoing opinion shall not be deemed to address such matters.

     The enforceability of any of the documents or instruments referred to herein may be limited by bankruptcy, insolvency, reorganization or similar laws relating to or limiting the enforcement of creditors' rights. The remedial provisions of such documents and instruments may be limited by equitable principles which may affect the remedies provided therein, and we express no opinion as to the affect of the possible unavailability of the remedy of specific performance. In addition, provisions regarding payment of certain attorneys' fees may not be enforceable except to the extent provided by North Carolina General Statutes 56-21.2.

     We have not prepared, assisted in the preparation of or reviewed in detail any documents (other than the Indenture, Loan Agreement, Note and form of Bonds) or information prepared in connection with the purchase or sale of the Bonds, including without limitation any memorandum of terms or private placement memorandum, and express no opinion as to the accuracy or completeness of any such information.

     This opinion is limited to matters of North Carolina and United States federal law and no opinion is given as to the law of any other jurisdiction. Further, we express no opinion with respect to federal or state securities or "blue sky" laws.

     The opinions expressed herein are solely for your benefit and that of the registered owners from time to time of the Bonds and may not be relied upon by, or published or communicated by you to, any other person or entity without our specific prior written approval in each instance.

                         Very truly yours,
                                                  SMITH HELMS MULLISS & MOORE,
L.L.P.

                                    EXHIBIT G

                    Form of Reliance Opinion of Bond Counsel


                                September 29, 1994




First Union National Bank of North Carolina
One First Union Center
Charlotte, North Carolina  28288

Re:     $5,000,000 The Rutherford County Industrial Facilities and Pollution
Control Financing Authority Industrial Development Revenue Refunding Bonds (Watts Regulator Co. Project), Series 1994

Ladies and Gentlemen:      We have acted as bond counsel in connection with the
authorization and issuance of the captioned bonds (the "Bonds") by The Rutherford County Industrial Facilities and Pollution Control Financing Authority (the "Authority"). You have requested our reliance opinion hereinafter set forth. At your request, we have examined executed counterparts of the Trust Indenture relating to the Bonds dated as of September 1, 1994 (the "Indenture") between the Authority and The First National Bank of Boston, as Trustee, and the Loan Agreement relating to the Bonds dated as of September 1, 1994 (the "Loan Agreement") between the Authority and Watts Regulator Co. (the "Company"). For purposes of this opinion expressed below, we have assumed that registration of the Letter of Credit being delivered by you of even date herewith in connection with the issuance of the Bonds is not required under the Securities Act of 1933, as amended.
Based upon the foregoing and upon such further examination as we deem appropriate, we are of the opinion that:
(i) The Bonds are exempt from registration pursuant to the Securities Act of 1933, as amended, and the Indenture is exempt from qualification as an indenture pursuant to the Trust Indenture Act of 1939, as amended.
(ii) The assignment of the Note (as defined in the Loan Agreement) to the Trustee and the possession thereof by the Trustee is effective to create a valid lien in the Note in favor of the Trustee.
Reference is made to our opinion of even date covering the validity of the Bonds and the tax exemption of interest thereon. You are hereby entitled to rely on such opinion as if it were addressed to you.
                         Very truly yours,
                                            SMITH HELMS MULLISS & MOORE, L.L.P.

                                TRUST INDENTURE



              THE RUTHERFORD COUNTY INDUSTRIAL FACILITIES
               AND POLLUTION CONTROL FINANCING AUTHORITY


                                  and


                 THE FIRST NATIONAL BANK OF BOSTON,
                              as Trustee



                              securing the

                               $5,000,000
              The Rutherford County Industrial Facilities
               and Pollution Control Financing Authority
             Industrial Development Revenue Refunding Bonds
                (Watts Regulator Co. Project), Series 1994





                    DATED AS OF September 1, 1994

TABLE OF CONTENTS

                                                   Page

Parties                                               1
Recitals                                              1

Forms:
Form of Bond                                          2


ARTICLE I DEFINITIONS AND RULES OF CONSTRUCTION      19

Section 101. Definitions                             19
Section 102. Rules of Construction                   29

ARTICLE II  THE BONDS                                30

Section 201. Amount, Terms, and Issuance
               of the Bonds                          30
Section 202. Designation, Denominations, Maturity
              Date and Interest Rates
              of the Bonds                           30
Section 203. Optional Tender Provisions
                of the Bonds                         34
Section 204. Registered Bonds Required; Bond
              Registrar and Bond Register            35
Section 205. Transfer and Exchange                   35
Section 206. Execution                               36
Section 207. Authentication; Authenticating Agent    37
Section 208. Payment of Principal and Interest;
               Interest Rights Preserved             37
Section 209. Persons Deemed Owners                   38
Section 210. Mutilated, Destroyed, Lost, Stolen or
              Undelivered Bonds                      39
Section 211. Temporary Bonds                         39
Section 212. Cancellation of Surrendered Bonds       40
Section 213. Conditions of Issuance                  40

ARTICLE III  PURCHASE AND REMARKETING OF TENDERED
              BONDS                                  42

Section 301. Remarketing of Tendered Bonds           42
Section 302. Purchase of Bonds Delivered to the
              Tender Agent                           43
Section 303. Delivery of Purchased Bonds             44
Section 304. Delivery of the Proceeds of the
               Sale of Remarketed Bonds              45
Section 305. No Remarketing After Certain Events     45

ARTICLE IV  REFUNDING OF PRIOR BONDS                 45


Section 401.  Refunding of Prior Bonds               45

ARTICLE V  REVENUES AND APPLICATION THEREOF          46

Section 501. Revenues to be Paid Over to Trustee     46
Section 502. The Bond Fund                           46
Section 503. Revenues to Be Held for All Bondholders;
              Certain Exceptions                     48

Section 504. Rebate Fund                             48
Section 505. Non-Presentment of Bonds; Escheats      49

ARTICLE VI DEPOSITARIES OF MONEYS, SECURITY FOR DEPOSITS
           AND INVESTMENT OF FUNDS; THE CREDIT
           FACILITY                                  49

Section 601. Security for Deposits.                  49
Section 602. Investment of Moneys                    49
Section 603. The Credit Facility                     50

ARTICLE VII  REDEMPTION OR PURCHASE OF THE BONDS     53

Section 701. Redemption or Purchase Dates and Prices 53
Section 702. Company to Direct Optional Redemption   55
Section 703. Selection of Bonds to be Called for
             Redemption                              56
Section 704. Notice of Redemption or Purchase        56
Section 705. Bonds Redeemed or Purchased in Part     57

ARTICLE VIII  PARTICULAR COVENANTS AND PROVISIONS    57

Section 801. Covenant to Pay the Bonds; Bonds
              Limited Obligations of the Issuer      57
Section 802. Covenants to Perform Obligations Under
               this Indenture                        58
Section 803. Covenant to Perform Obligations Under
              the Loan Agreement                     58
Section 804. Trustee May Enforce the Issuer's
              Rights Under the Loan Agreement         58
Section 805. Covenant Against Arbitrage              59
Section 806. Inspection of the Bond Register         59
Section 807. Priority of Pledge and Security Interest 59
Section 808. Insurance and Condemnation Proceeds     59

ARTICLE IX DEFAULT AND REMEDIES                      60

Section 901. Defaults                                60
Section 902. Acceleration and Annulment Thereof      61
Section 903. Other Remedies                          62
Section 904. Legal Proceedings by the Trustee        62
Section 905. Discontinuance of Proceedings by
               the Trustee                           62
Section 906. Credit Facility Issuer or Bondholders
              May Direct Proceedings                 63
Section 907. Limitations on Actions by the
              Bondholders                            63
Section 908. Trustee May Enforce Rights Without
               Possession of the Bonds               64

Section 909. Remedies Not Exclusive                    64
Section 910. Delays and Omissions Not to Impair Rights 64
Section 911. Application of Moneys in the Event
              of Default                               64
Section 912. Trustee and Bondholders Entitled to All
              Remedies Under the Act                   65
Section 913. Trustee May File Claim in Bankruptcy      65
Section 914. Receiver                                  66

ARTICLE X  CONCERNING THE TRUSTEE                      66

Section 1001. Acceptance of the Trusts                 66
Section 1002. Trustee to Give Notice                   68
Section 1003. Trustee Entitled to Indemnity            68
Section 1004. Trustee Not Responsible for Insurance,
                Taxes, Execution of this Indenture,
                Acts of the Issuer or Application of
                the Moneys Applied in
                Accordance with this Indenture         69
Section 1005. Compensation                             70
Section 1006. Trustee to Preserve Records              70
Section 1007. Trustee May Be a Bondholder              70
Section 1008. Trustee Not Responsible for Recitals     71
Section 1009. No Trustee Responsibility for Recording
                or Filing                              71
Section 1010. Trustee May Require Information          71
Section 1011. Trustee May Rely on Certificates         71
Section 1012. Trustee Bond                             72
Section 1013. Segregation of Funds; Interests          72
Section 1014. Qualification of the Trustee             72
Section 1015. Resignation and Removal of the Trustee   72
Section 1016. Successor Trustee                        73
Section 1017. Co-Trustee                               74
Section 1018. Notice to Moody's or S&P                 75
Section 1019. Filing of Certain Continuation Statements 75
Section 1020. Several Capacities                       75

ARTICLE XI  EXECUTION OF INSTRUMENTS BY THE BONDHOLDERS
            AND PROOF OF OWNERSHIP OF THE BONDS       76

Section 1101. Execution of Instruments by the Bondholders and Proof of
               Ownership of the Bonds                 76
Section 1102. Preservation of Information             76

ARTICLE XII  THE REMARKETING AGENT; THE TENDER AGENT;
              THE PLACEMENT AGENT                     77

Section 1201. The Remarketing Agent                   77
Section 1202. The Tender Agent                        78
Section 1203. The Placement Agent                     78
Section 1204. Notices                                 79

ARTICLE XIII  AMENDMENTS AND SUPPLEMENTS              79

Section 1301. Amendments and Supplements Without the
               Bondholders' Consent                   79
Section 1302. Amendments With the Bondholders' and the
               Credit Facility Issuer's Consent       80
Section 1303. Supplemental Indentures Affecting the
              Rights of the Credit
               Facility Issuer                        80
Section 1304. Amendment of the Loan Agreement         81
Section 1305. Amendment of the Loan Agreement
              Requiring the Consent of the
              Credit Facility Issuer                  81
Section 1306. Amendment of the Credit Facility        82
Section 1307. Trustee Authorized to Join in
              Amendments and Supplements;
              Reliance on Counsel                     82

ARTICLE XIV  DEFEASANCE; OTHER PAYMENTS               82

Section 1401. Defeasance	 82
Section 1402. Deposit of Funds for Payment of
 the Bonds                                            84
Section 1403. Effect of Purchase of the Bonds         84

ARTICLE XV  MISCELLANEOUS PROVISIONS                  84
Section 1501. Covenants of the Issuer to Bind its
                Successors                            84
Section 1502. Notices                                 85
Section 1503. Trustee as the Paying Agent and the
               Bond Registrar                         86
Section 1504. Rights Under this Indenture             86
Section 1505. Form of Certificates and Opinions       86
Section 1506. Severability                            87
Section 1507. Covenants of the Issuer Not Covenants
               of Officials Individually              87
Section 1508. State Law Governs                       87
Section 1509. Payments Due on Days Other Than
                Business Days                         87
Section 1510. Execution in Counterparts               87

THE FOLLOWING WERE TYPED AFTER THE END DEFINE.

PAGES MUST BE INSERTED MANUALLY
Execution by the Issuer                                88
Execution by the Trustee                               88

EXHIBIT A                                              89

EXHIBIT B                                              91

                           _________________________

                                TRUST INDENTURE
                           _________________________


This TRUST INDENTURE, dated as of September 1, 1994, between The
Rutherford County Industrial Facilities and Pollution Control Financing Authority (the "Issuer"), a political subdivision and body corporate and politic of the State of North Carolina, and The First National Bank of Boston, a national banking association, having its principal office in Boston, Massachusetts (in its capacity as trustee to be hereinafter referred to as the "Trustee").

                             W I T N E S S E T H:

WHEREAS, the Issuer intends to (a) issue and sell its variable rate industrial revenue refunding bonds in the aggregate principal amount of $5,000,000 (the "Bonds"); (b) pursuant to a Loan Agreement (the "Loan Agreement") of even date herewith, loan the proceeds of the Bonds to Watts Regulator Co. (the "Company") to be used to refund the outstanding principal amount of Issuer's $5,000,000 The Rutherford County Industrial Facilities and Pollution Control Financing Authority (Regtrol, Inc. Project), Series 1984 Bonds (the "Prior Bonds"); and (c) to secure the repayment of the Bonds by
(1) the assignment contained herein from the Issuer to the Trustee, pursuant to which the Issuer assigns to the Trustee for the benefit of the Bondholders (hereinafter defined) certain of its rights under the Loan Agreement, endorses without recourse to the order of, and pledges and assigns to, the Trustee, the Note of even date herewith issued by the Company pursuant to the Loan Agreement (the "Note"), and (2) the delivery to the Trustee of an irrevocable direct pay letter of credit dated the date of issuance of the Bonds in the amount of $5,250,000, issued by First Union National Bank of North Carolina;

WHEREAS, as security for the payment of the Bonds, the Issuer has agreed to assign and pledge to the Trustee all right, title and interest of the Issuer in (a) the Loan Agreement (except certain rights reserved by the Issuer under the terms of this Indenture), (b) the "Pledged Revenues" (hereinafter defined), (c) all amounts on deposit from time to time in the "Bond Fund" (hereinafter defined), but excluding any amounts on deposit in the "Rebate Account" (hereinafter defined) and (d) all amounts on deposit from time to time in the Redemption Fund (hereinafter defined); and

WHEREAS, the Company and First Union National Bank of North Carolina, a national banking association (the "Bank") have entered into a Letter of Credit and Reimbursement and Guaranty Agreement, dated as of September 1, 1994 (the "Reimbursement Agreement") pursuant to which the Bank has agreed to issue its irrevocable direct-pay letter of credit, dated the date of the delivery of the Bonds (the "Letter of Credit"), in favor of the Trustee, for the account of the Company obligating the Bank to pay the Trustee upon draws made by the Trustee in accordance with the terms thereof, up to (i) an amount equal to the aggregate principal amount of the Bonds then Outstanding (as hereinafter defined) to be used by the Trustee (a) to pay the principal of such Bonds whether at maturity, upon redemption, acceleration or otherwise, and (b) to pay the portion of the purchase price equal to the principal amount of any such Bonds delivered to the Tender Agent (hereinafter defined) for purchase, plus (ii) an amount equal to up to one hundred twenty (120) days' accrued interest on the Bonds at the maximum interest rate of fifteen percent (15%) per annum, to be used by the Trustee to pay accrued interest on the Bonds and to pay the portion of the purchase price of tendered Bonds equal to the accrued interest, if any, on any such Bonds; and

WHEREAS, all things necessary to make the Bonds, when authenticated by the Trustee and issued and delivered as provided in this Indenture, the legal, valid, binding and enforceable limited obligations of the Issuer, according to the import thereof, and to create a valid assignment and pledge of the Pledged Revenues to the payment of the principal of, and the redemption premium (if any) and the interest on, the Bonds and a valid assignment of certain of the rights, title and interest of the Issuer in the Loan Agreement and the Note, have been done and performed, and the execution, issuance and delivery of the Bonds, subject to the terms hereof, have in all respects been authorized; and

WHEREAS, the Trustee has accepted the trusts created by this Indenture and in evidence thereof has joined in the execution hereof; and

WHEREAS, the Issuer has determined that the Bonds to be issued hereunder shall be substantially in the following form, with such variations, omissions and insertions as are required or permitted by this Indenture:

                                [Form of Bond]
                                                       CUSIP _________

THE ISSUER IS NOT OBLIGATED TO PAY THE PRINCIPAL OF, REDEMPTION PREMIUM, IF ANY, OR INTEREST ON THIS BOND EXCEPT FROM THE REVENUES AND PROCEEDS PLEDGED THEREFOR PURSUANT TO THE INDENTURE, AND NEITHER THE FAITH AND CREDIT NOR THE TAXING POWER OF THE ISSUER OR OF THE STATE OF NORTH CAROLINA OR OF ANY POLITICAL SUBDIVISION THEREOF IS PLEDGED TO THE PAYMENT THEREOF. THIS BOND SHALL NOT BE DEEMED TO CONSTITUTE A DEBT, LIABILITY OR OBLIGATION OF THE ISSUER OR OF THE STATE OF NORTH CAROLINA OR ANY POLITICAL SUBDIVISION THEREOF WITHIN THE MEANING OF ANY PROVISION OF THE CONSTITUTION OR LAWS OF THE STATE AND SHALL NOT CONSTITUTE OR GIVE RISE TO A PECUNIARY LIABILITY OF THE ISSUER OR OF THE STATE OR ANY POLITICAL SUBDIVISION THEREOF.

THIS BOND MAY BE TENDERED FOR PURCHASE AS DESCRIBED HEREIN. DELIVERY OF AN OPTIONAL TENDER NOTICE WITH RESPECT TO THIS BOND CONSTITUTES AN IRREVOCABLE OFFER TO SELL THIS BOND ON THE DATE SPECIFIED THEREIN AND IS BINDING ON SUBSEQUENT OWNERS OF THIS BOND. IN THE EVENT THE OWNER OF THIS BOND FAILS TO DELIVER THIS BOND TO THE TENDER AGENT ON THE SPECIFIED DATE, THE OWNER HEREOF SHALL THEREAFTER BE ENTITLED ONLY TO PAYMENT OF THE PURCHASE PRICE AND NOT TO THE BENEFITS OF THE INDENTURE. THIS BOND ALSO IS SUBJECT TO MANDATORY TENDER AND PURCHASE AS DESCRIBED HEREIN.


THE RUTHERFORD COUNTY INDUSTRIAL FACILITIES
AND POLLUTION CONTROL FINANCING AUTHORITY

INDUSTRIAL DEVELOPMENT REVENUE REFUNDING BOND
(WATTS REGULATOR CO. PROJECT), SERIES 1994

No. R-_________

Registered Owner:  __________________________

Principal Amount:  __________________________

Maturity Date:  __________ __________

Initial Interest Rate:  ____%

Interest Payment Dates:The first Business Day of each March, June,
September and December, commencing the first Business Day of December, 1994, the Conversion Date (hereinafter defined) and the Maturity Date.

Original Delivery Date:  _________________

THE RUTHERFORD COUNTY INDUSTRIAL FACILITIES AND POLLUTION CONTROL
FINANCING AUTHORITY (herein called the "Issuer"), a political subdivision and body corporate and politic duly organized and existing under the Constitution and laws of the State of North Carolina (herein called the "State"), for value received, hereby promises to pay (but only from the sources hereinafter mentioned) to the Registered Owner set forth above, or registered assigns, the Principal Amount set forth above on the Maturity Date set forth above and to pay (but only from the sources hereinafter mentioned) interest thereon from the Interest Payment Date immediately preceding the Date of Authentication endorsed hereon, unless this Bond is authenticated on an Interest Payment Date in which event it will bear interest from such date or unless it is authenticated prior to the first Business Day of December, 1994, in which event it will bear interest from the Date of Authentication, payable on each Interest Payment Date, until payment of said principal sum has been made or provided for, at the rate or rates per annum set forth below. Principal and interest and premium, if any, will be paid in any coin or currency of the United States of America which, at the time of payment, is legal tender for the payment of public and private debts. Interest will be paid by check mailed on the Interest Payment Date to the person in whose name this Bond is registered at the close of business on the Regular Record Date (as hereinafter defined) immediately preceding such Interest Payment Date; provided, however, that while the Bonds (as hereinafter defined) bear interest at the Variable Rate (as hereinafter defined) interest will also be payable by wire transfer to the account at a member bank of the Federal Reserve System of any registered owner of Bonds in the aggregate principal amount of One Million Dollars ($1,000,000) or more at the written request (identifying such account by number) of such owner received by the Trustee (as hereinafter defined) on or before the Regular Record Date. While the Bonds bear interest at the Variable Rate (as hereinafter defined), the Regular Record Date will be the close of business on the Business Day immediately preceding each Interest Payment Date. While the Bonds bear interest at the Fixed Rate (as hereinafter defined), the Regular Record Date will be the fifteenth (15th) day of the calendar month immediately preceding each Interest Payment Date. Any such interest not so punctually paid or duly provided for will forthwith cease to be payable to the owner on such Regular Record Date, and may be paid to the person in whose name this Bond is registered at the close of business on a Special Record Date (as defined in the Indenture (hereinafter defined)) for the payment of such defaulted interest to be fixed by the Trustee, or may be paid at any time in any other lawful manner, all as more fully provided in the Indenture. Principal and redemption price will be paid upon surrender of this Bond at the principal corporate trust office of The First National Bank of Boston, as Trustee (said banking institution and any successor trustee or co-trustee under the Indenture being herein called the "Trustee"), in the Town of Canton, Massachusetts. Payment of the purchase price of Bonds purchased as described herein will be paid, upon surrender of such Bonds, at the office of The First National Bank of Boston, in the Town of Canton, Massachusetts (in such capacity, herein called the "Tender Agent").

This Bond is issued under and pursuant to the Constitution and laws of the State of North Carolina (the "State"), particularly the Industrial and Pollution Control Facilities Financing Act, as amended, which as codified appears as Chapter 159C of the General Statutes of North Carolina (hereinafter called the "Act"), and under and pursuant to resolutions duly adopted by the Issuer. This Bond and the interest thereon shall not be deemed to constitute or to create in any manner a debt, liability or obligation of the State or of any political subdivision or any agency thereof or a pledge of the faith and credit of the State or any such political subdivision or any such agency, but shall be limited obligations of the Issuer payable solely from the revenues and other funds pledged therefor and shall not be payable from any assets or funds of the Issuer other than the revenues and other funds pledged therefor, and neither the faith and credit nor the taxing power of the State or any political subdivision or any agency thereof is pledged to the payment of the principal of or the interest on this Bond.

This Bond is one of the Bonds of a duly authorized issue of variable rate industrial revenue bonds of the Issuer in the aggregate original principal amount of $5,000,000 and designated "The Rutherford County Industrial Facilities and Pollution Control Financing Authority Industrial Development Revenue Refunding Bonds (Watts Regulator Co. Project), Series 1994" (the "Bonds").

The Bonds are being issued for the purpose of refunding in whole the outstanding principal amount of $5,000,000 The Rutherford County Industrial Facilities and Pollution Control Financing Authority Industrial Development Revenue Bonds (Regtrol, Inc. Project), Series 1984 (the "Prior Bonds"), the proceeds of which were used to finance, in whole or in part, the cost of acquiring, constructing and installing a certain project in Rutherford County owned and operated by the Company (the "Project").

This Bond is issued under and pursuant to a Trust Indenture dated as of September 1, 1994 (said Trust Indenture, together with all such supplements and amendments thereto as therein permitted, being herein called the "Indenture"), by and between the Issuer and The First National Bank of Boston, as trustee (said banking institution and any successor trustee or co-trustee under the Indenture being herein called the "Trustee"). An executed counterpart of the Indenture is on file at the principal corporate trust office of the Trustee. Reference is hereby made to the Indenture for the provisions, among others, with respect to the custody and application of the proceeds of the Bonds; the collection and disposition of revenues; a description of the funds charged with and pledged to the payment of the principal of and interest on and any other amounts payable under the Bonds; the nature and extent of the security; the terms and conditions under which the Bonds are or may be issued; and the rights, duties and obligations of the Issuer and of the Trustee and the rights of the owners of the Bonds, and, by the acceptance of this Bond, the owner hereof assents to all of the provisions of the Indenture.

The Issuer has entered into a Loan Agreement dated as of September 1, 1994 (herein called the "Loan Agreement"), with Watts Regulator Co., a Massachusetts corporation (herein called the "Company"), under which the Issuer has agreed to lend to the Company the proceeds of this bond (the "Loan") and in consideration and as evidence of the Loan, the Company has agreed to issue its promissory note (herein called the "Note") in the principal amount, payable in installments, bearing interest at a rate or rates and payable at times corresponding to the principal amount of, installments of principal of, interest rates on and due dates of the Bonds. The Loan Agreement also provides for the payment by the Company of certain fees and expenses of the Issuer and the Trustee, and the Loan Agreement further obligates the Company (a) to pay the cost of maintaining the Project in good repair in all material respects and keeping the same properly insured and (b) to maintain a Credit Facility (as hereinafter defined) during the period of time the Bonds bear interest at the Variable Rate (herein called the "Variable Rate Period").

As security for the payment of the Bonds, all right, title and interest of the Issuer in (a) the Loan Agreement (except certain rights reserved by the Issuer under the terms of the Indenture), together with the Loan Agreement, (b) the Pledged Revenues, (c) all amounts on deposit from time to time in the Bond Fund (defined in the Indenture), but excluding any amounts on deposit in the "Rebate Account" (defined in the Indenture), and (d) all amounts on deposit from time to time in the Redemption Fund (as defined in the Indenture) have been assigned to the Trustee under the Indenture and pledged to the payment of the principal of, and the redemption premium (if any) and the interest on, the Bonds. The Issuer shall not be vested with any interest in the Project by virtue of the issuance of the Bonds, and the Project shall not otherwise constitute any part of the security for the payment of the Bonds.

Reference to the Indenture is hereby made for a description of the aforesaid Bond Fund which is charged with, and pledged to, the payment of the principal of, and the redemption premium (if any) and the interest on, the Bonds, the nature and extent of the security, the rights, duties and obligations of the Issuer, the Company and the Trustee, the rights of the owners of the Bonds, the terms and conditions under and upon the occurrence of which the Indenture and the Loan Agreement may be modified and the terms and conditions under and upon the occurrence of which the lien of the Indenture may be defeased as to this Bond prior to the maturity or redemption date hereof, to all of the provisions of which the owner hereof, by the acceptance of this Bond, assents.

Credit Facility. The Company has entered into a Letter of Credit, Reimbursement and Guaranty Agreement dated as of September 1, 1994 (herein called the "Reimbursement Agreement") by and among the Company, Watts Industries, Inc, as guarantor and First Union National Bank of North Carolina (in such capacity, herein called the "Bank").

Pursuant to the Reimbursement Agreement, the Company has caused a Letter of Credit issued by the Bank (herein called the "Letter of Credit"; such Letter of Credit and any extensions or renewals thereof or any amendment thereto and any Alternate Credit Facility (as hereinafter defined) referred to herein as the "Credit Facility"), to be delivered to the Trustee. The Trustee will be entitled under the Letter of Credit to draw up to an amount of $5,250,000, of which (a) $5,000,000 will be available for the payment of principal or that portion of the purchase price corresponding to principal of the Bonds and (b) $250,000 will support the payment of up to one hundred twenty (120) days' interest or that portion of the purchase price corresponding to interest on the Bonds at a maximum rate of fifteen percent (15%) per annum. Subject to the provisions of the Indenture, the Company is required during the Variable Rate Period to provide an alternate credit facility with terms and provisions substantially the same as those of the Letter of Credit (an "Alternate Credit Facility") prior to the termination of Letter of Credit. During the Variable Rate Period unless the Letter of Credit or the then current Alternate Credit Facility is replaced prior to its expiration in accordance with the terms of the Indenture, this Bond will become subject to mandatory redemption as provided in the Indenture.

Source of Funds. The principal of, premium, if any, and interest on the Bonds are payable solely from payments on the Note, under the Loan Agreement and from any other moneys held by the Trustee under the Indenture for such purpose, including, with respect to principal and interest only, moneys drawn by the Trustee under the Letter of Credit or Alternate Credit Facility for the benefit of the Bondholders (the Bank as the issuer of the Letter of Credit and the institution issuing any Alternate Credit Facility are herein called the "Credit Facility Issuer"). Except as otherwise specified in the Indenture, this Bond is entitled to the benefits of the Indenture equally and ratably both as to principal (and redemption and purchase price) and interest with all other Bonds issued under the Indenture.

INTEREST RATES

Initial Interest Rate.

The Bonds will bear interest from the Original Delivery Date to October __, 1994 at the Initial Interest Rate.

Variable Rate.

After October __, 1994, prior to (and including) the Conversion Date (hereinafter defined), the Bonds will bear interest at a rate equal to a floating rate established as hereinafter provided (herein called the "Variable Rate"). The Variable Rate will be equal to the rate of interest certified to the Trustee by First Union National Bank of North Carolina as remarketing agent for the Bonds (herein, with its successors in such capacity, called the "Remarketing Agent") on and as of each Wednesday (or the next succeeding Business Day (as defined in the Indenture) if such Wednesday is not a Business Day) (herein called the "Determination Date") as the minimum rate of interest necessary, in the judgment of the Remarketing Agent taking into account market conditions prevailing on the Determination Date, to enable the Remarketing Agent to arrange for the sale of all of the Bonds on the Determination Date in the secondary market at a price equal to the principal amount thereof (plus interest accrued to the date of settlement). If the Remarketing Agent fails to certify such rate, the Variable Rate for the next Calculation Period or Periods (hereinafter defined) until thereafter certified by the Remarketing Agent will remain the same as that most recently established and certified by the Remarketing Agent. In the event the Remarketing Agent fails to certify such rate for four (4) consecutive Calculation Periods, the rate for each Calculation Period thereafter (if none is certified by the Remarketing Agent) will be ninety percent (90%) of the yield for United States Treasury bills maturing approximately thirty (30) days after the Determination Date as published by The Wall Street Journal on such Determination Date (or, if The Wall Street Journal is no longer published, then any reasonably equivalent financial publication selected by the Remarketing Agent) (or the next preceding Business Day on which The Wall Street Journal is published if not published on the Determination Date). For purposes hereof, "Calculation Period" shall mean the period from and including the day following the Determination Date of each week (even if not a Business Day) to and including the following Determination Date; provided that if during the Variable Period the Determination Date at the end of such Calculation Period is a Regular Record Date, such Calculation Period will extend until the Business Day following such Determination Date. If, for any reason, the Variable Rate is not determined as described above or is held to be invalid or unenforceable by a court of competent jurisdiction for any period, the interest rate for each such period will be equal to eight percent (8.00%) per annum. Notwithstanding anything to the contrary contained herein or in the Indenture, the Variable Rate will not be a rate of interest in excess of fifteen percent (15.00%) per annum. Interest prior to the Conversion Date (hereinafter defined) will be computed on the basis of a three hundred sixty-five (365) or three hundred sixty-six (366) day year, as applicable, for the number of days actually elapsed, and will be payable on each Interest Payment Date.

Fixed Rate.

(a)The interest rate on this Bond will be converted to the Fixed Rate upon an election by the Company pursuant to the Indenture to convert the rate of interest on all Bonds then outstanding from the Variable Rate to the Fixed Rate upon satisfaction of certain conditions and notice given by the Company and by the Trustee in accordance with the requirements of the Indenture, and the Bonds shall be subject to mandatory tender for purchase by the owners thereof on the Conversion Date, which shall be an Interest Payment Date. On and after the Conversion Date the owners of the Bonds will not be entitled to tender Bonds for purchase. On or before the Conversion Date, the Placement Agent will determine the Fixed Rate in the manner described in subsection (c) below, and will promptly notify the Company and the Trustee of the Fixed Rate. During any period in which the Fixed Rate is effective, a Credit Facility must be in effect.

(b)At least twenty (20) but not more than thirty (30) days prior to the Conversion Date, a notice will be mailed by the Trustee to each registered owner of Bonds stating, among other things, (1) the Conversion Date, (2) the name and address of the placement agent which has agreed to use its best efforts to arrange for the sale of any Bonds to be tendered or deemed tendered for purchase on the Conversion Date (herein called the "Placement Agent"), (3) that after the seventeenth (17th) day preceding the Conversion Date, the owner will not be entitled to deliver an Optional Tender Notice and that after the tenth (10th) day preceding the Conversion Date, the owner will not be entitled to tender this Bond for purchase as described below, (4) that this Bond will be deemed tendered for purchase on the Conversion Date, (5) that in order to receive payment of the purchase price of any Bond which is deemed to have been tendered, the registered owner of such Bond must deliver such Bond to the office of the Tender Agent before 10 a.m. Eastern time on the Conversion Date, (6) that interest on any Bond will be payable only to (but not including) the Conversion Date and (7) the name of the Credit Facility Issuer.

Any Bonds not so tendered on the Conversion Date ("Undelivered Bonds"), for which there has been irrevocably deposited in trust with the Trustee an amount of moneys sufficient to pay the purchase price of the Undelivered Bonds, shall be deemed to have been tendered and purchased at the purchase price. IN THE EVENT OF A FAILURE BY AN OWNER OF BONDS TO TENDER ITS BONDS ON OR PRIOR TO THE CONVERSION DATE, SAID OWNER SHALL NOT BE ENTITLED TO ANY PAYMENT (INCLUDING ANY INTEREST TO ACCRUE SUBSEQUENT TO THE CONVERSION DATE) OTHER THAN THE PURCHASE PRICE FOR SUCH UNTENDERED BONDS, AND ANY UNTENDERED BONDS SHALL NO LONGER BE ENTITLED TO THE BENEFITS OF THE INDENTURE, EXCEPT FOR THE PURPOSE OF PAYMENT OF THE PURCHASE PRICE THEREFOR.

(c)Upon the Conversion Date stated in such notice, the Fixed Rate to be borne by the Bonds for the period beginning on the Conversion Date and ending on the Maturity Date or prior redemption of the Bonds (the "Fixed Rate"), will be the interest rate per annum which, in the sole judgment of the Placement Agent, taking into account prevailing financial market conditions, would be the minimum interest rate required to sell such Bonds on the Conversion Date at a price equal to 100% of the principal amount thereof. The Fixed Rate shall be determined by the Placement Agent on or before the Conversion Date, and the Placement Agent shall notify the Trustee and the Company thereof by telephone or such other manner as may be appropriate by not later than 2:00 p.m., Eastern time on such date, which notice shall be promptly confirmed in writing.

(d)If, for any reason, the Fixed Rate is held to be invalid or unenforceable by a court of competent jurisdiction, the Fixed Rate will be eight percent (8.00%) per annum. Notwithstanding anything to the contrary contained herein or in the Indenture, the Fixed Rate will not be a rate of interest in excess of fifteen percent (15.00%) per annum.

(e)The Fixed Rate will be computed on the basis of a three hundred sixty (360)-day year, computed for the actual number of days elapsed, and will be payable on each Interest Payment Date after the Conversion Date until the principal of, and premium, if any, and interest on the Bonds shall have been paid in full.

Interest Rate Determination Binding.

The determination of the interest rate on the Bonds by the Remarketing
Agent or Placement Agent, as appropriate, in accordance with the terms of the Indenture will be conclusive and binding upon the registered owners of the Bonds, the Issuer, the Company, the Trustee, the Remarketing Agent, the Placement Agent, the Tender Agent and the Credit Facility Issuer.

REDEMPTION OF BONDS

Optional Redemption.

(a)While the Bonds bear interest at the Variable Rate, the Bonds will be subject to redemption upon the written direction of the Issuer, given at the request of the Company, on any Interest Payment Date and on the Conversion Date, in whole or in part, at a redemption price equal to one hundred percent (100%) of the principal amount thereof without premium plus interest accrued to the redemption date.

(b)While the Bonds bear interest at the Fixed Rate, the Bonds will be subject to redemption upon the written direction of the Issuer, given at the request of the Company, in whole or in part, on any Interest Payment Date occurring on or after the dates set forth below, at the redemption prices (with a premium expressed as a percentage of principal amount to be redeemed) set forth below plus interest accrued to the redemption date as follows:

                 Commencement of
Redemption Period                Redemption Price

The Business Day four            103%, declining by 1/2% on each
(4) years from the               succeeding anniversary of the
                                 first Conversion Dateday of the redemption period until reaching 100% and thereafter at 100%

(c)The Bonds will be subject to redemption upon the written direction of the Issuer, given at the request of the Company, at any time in whole or in part at a redemption price equal to one hundred percent (100%) of the principal amount thereof plus interest accrued to the redemption date in the event of damage, destruction or condemnation of the Project, all as more fully described in Section 701(b) of the Indenture.

Mandatory Redemption.

(a)The Bonds will be subject to mandatory redemption in whole on any date at a redemption price equal to one hundred percent (100%) of the principal amount thereof plus accrued interest to the redemption date within one hundred eighty (180) days after receipt by the Trustee of a written notice of a Determination of Taxability (as defined in the Loan Agreement).

(b)The Bonds will be subject to mandatory redemption in whole on the Interest Payment Date occurring closest to but not after fifteen (15) days prior to the date of expiration of the then current Credit Facility unless prior to such date an Alternate Credit Facility has been provided in accordance with the Indenture, at a redemption price or purchase price equal to one hundred percent (100%) of the principal amount thereof, without premium, plus interest accrued to the redemption date.

(c)The Bonds will be subject to mandatory redemption in whole on any date prior to their maturity at a redemption price equal to 100% of the principal, without any redemption premium, but with accrued interest thereon, not more than 90 days following a Cessation of Operation (as defined in the Indenture).
Notice of Redemption and Selection of Bonds.

Any notice of redemption, identifying the Bonds or portions thereof to be redeemed, will be given not more than sixty (60) days and not less than twenty (20) days prior to the redemption date, by mailing a copy of the redemption notice by first class mail to the owner of each Bond to be redeemed in whole or in part at the address shown on the Bond Register maintained by the Bond Registrar. Notice of optional redemption may be conditioned upon the deposit of moneys with the Trustee before the date fixed for redemption and such notice will be of no effect unless such moneys are so deposited. All Bonds so called for redemption, including Bonds purchased by the Company as provided in the Indenture but not yet surrendered for payment of the purchase price, will cease to bear interest on the specified redemption date provided funds for their redemption price and any accrued interest payable on the specified redemption date are on deposit at the principal place of payment at that time. If less than all the Bonds are to be redeemed, the particular Bonds to be called for redemption will be selected in the following order of priority: first, Bonds pledged to the Credit Facility Issuer; second, Bonds owned by the Company and third, Bonds selected by any random or other method determined by the Trustee in its sole discretion.

Mandatory Purchase Upon Conversion to Fixed Rate.

The Bonds will be subject to mandatory purchase in whole (and not in part) on the Conversion Date at a purchase price equal to one hundred percent (100%) of the principal amount thereof plus interest accrued thereon to the date of purchase.

THE OWNER OF THIS BOND, BY ACCEPTANCE HEREOF, AGREES TO THE MANDATORY PURCHASE OF THIS BOND AS PROVIDED IN THE INDENTURE, AND AGREES THAT THIS BOND WILL BE PURCHASED ON THE DATE SPECIFIED UPON DEPOSIT WITH THE TRUSTEE OF AN AMOUNT SUFFICIENT TO PAY THE PURCHASE PRICE HEREOF. THE OWNER OF THIS BOND ALSO UNDERSTANDS AND AGREES THAT IN THE EVENT THE OWNER FAILS TO DELIVER THIS BOND, PROPERLY ENDORSED FOR TRANSFER, TO THE TRUSTEE ON THE DATE SPECIFIED, INTEREST WILL CEASE TO ACCRUE HEREON ON SUCH SPECIFIED DATE AND THE OWNER HEREOF WILL THEREAFTER BE ENTITLED ONLY TO PAYMENT OF THE PURCHASE PRICE AND NOT TO THE BENEFIT OF THE INDENTURE.

Purchase at Option of the Owner During Variable Rate Period.

While the Bonds bear interest at the Variable Rate, any Bond or portion thereof in an authorized denomination will be purchased on the demand of the owner thereof, on any Business Day at a purchase price equal to one hundred percent (100%) of the principal amount thereof plus interest accrued to the date of purchase upon delivery to the Tender Agent of an Optional Tender Notice in the form attached hereto as Exhibit A (herein called the "Optional Tender Notice") specifying the date on which such Bond will be purchased, which date will be a Business Day not prior to the seventh (7th) day after the date of delivery of the Optional Tender Notice. To receive payment of the purchase price, the owner will be required to deliver such Bond to the Tender Agent, accompanied by an executed form of assignment and any other instruments of transfer satisfactory to the Trustee, not less than five (5) days prior to the purchase date specified in such notice as provided in the Indenture; provided, however, that any owner which is an investment company registered pursuant to the Investment Company Act of 1940 may deliver such Bond to the Tender Agent at or prior to 10:00 a.m. on the date of purchase. No purchase of Bonds at the option of the owner thereof or on the Conversion Date will be deemed to be a payment or redemption of the Bonds or any portion thereof. Notwithstanding the foregoing, no owner will have a right to tender its Bond(s) for purchase as described in this paragraph following acceleration of the payment of the Bonds pursuant to the terms of the Indenture or after the Conversion Date.

THE OWNER OF THIS BOND, BY ACCEPTANCE HEREOF, AGREES THAT DELIVERY OF THE WRITTEN NOTICE DESCRIBED IN THE PRECEDING PARAGRAPH BY THE OWNER CONSTITUTES AN IRREVOCABLE OFFER TO SELL THIS BOND ON THE DATE SPECIFIED, AND THAT THIS BOND WILL BE PURCHASED ON SUCH DATE UPON DEPOSIT WITH THE TENDER AGENT OF AN AMOUNT SUFFICIENT TO PAY THE PURCHASE PRICE HEREOF. THE OWNER OF THIS BOND ALSO UNDERSTANDS AND AGREES THAT IN THE EVENT THE OWNER FAILS TO DELIVER THIS BOND, PROPERLY ENDORSED FOR TRANSFER, TO THE TENDER AGENT ON THE DATE SPECIFIED IN THE NOTICE, THIS BOND WILL BE HELD BY THE OWNER AS AGENT FOR THE COMPANY, INTEREST WILL CEASE TO ACCRUE HEREON AS OF THE DATE SPECIFIED IN THE NOTICE AND THE OWNER HEREOF WILL THEREAFTER BE ENTITLED ONLY TO PAYMENT OF THE PURCHASE PRICE AND NOT TO THE BENEFITS OF THE INDENTURE AND THE ISSUER WILL, TO THE EXTENT PERMITTED BY LAW, EXECUTE AND THE TRUSTEE WILL AUTHENTICATE AND DELIVER A SUBSTITUTE BOND IN LIEU OF THE UNDELIVERED BOND.

Tender Agent.

The Issuer has appointed The First National Bank of Boston as Tender
Agent. The Tender Agent may be changed at any time by the Company with the consent of the Trustee.

Authorized Denominations.

Subject to the provisions of the Indenture, the Bonds are issuable as registered Bonds in the denomination of One Hundred Thousand Dollars ($100,000) or any integral multiple of $5,000 in excess thereof; provided that if less than $100,000 in principal amount of Bonds is Outstanding, one Bond shall be issued in such smaller denomination. Subject to the limitations provided in the Indenture and upon payment of any tax or governmental charge, if any, Bonds may be exchanged for a like aggregate principal amount of Bonds of other authorized denominations.

Transfer.

This Bond is transferable by the registered owner hereof or his duly authorized attorney at the principal corporate trust office of The First National Bank of Boston, as Bond Registrar, in Canton, Massachusetts, in compliance with the terms and conditions set forth in the Indenture and upon surrender of this Bond, provided that transfers in connection with the remarketing hereof will be made at the corporate trust office of the Trustee in Canton, Massachusetts, accompanied by a duly executed instrument of transfer in form satisfactory to the Bond Registrar, subject to such reasonable regulations as the Issuer, the Bond Registrar or the Trustee may prescribe and upon payment of any tax or other governmental charge incident to such transfer, PROVIDED THAT IF MONEYS FOR THE PURCHASE OF THIS BOND HAVE BEEN PROVIDED PURSUANT TO A DRAW UNDER THE CREDIT FACILITY, THIS BOND IS NOT TRANSFERABLE TO ANYONE OTHER THAN THE COMPANY OR ITS ASSIGNEE OR PLEDGEE. Upon any such transfer, the Trustee shall cause a new Bond or Bonds registered in the name of the transferee or transferees in denominations authorized by the Indenture and in the same aggregate principal amount as the principal amount of this Bond (and of the same maturity and bearing interest at the same rate) will be issued to the transferee. Except as set forth in this Bond and as otherwise provided in the Indenture, the person in whose name this Bond is registered will be deemed the owner hereof for all purposes, and the Issuer, the Bond Registrar and the Trustee will not be affected by any notice to the contrary.

The owner of this Bond will have no right to enforce the provisions of the Indenture or to institute action to enforce the covenants therein, or to take any action with respect to any Event of Default under the Indenture or to institute, appear in or defend any suit or other proceeding with respect thereto, except as provided in the Indenture.

In certain events, on the conditions, in the manner and with the effect set forth in the Indenture, the principal of this Bond may become or may be declared due and payable before the stated maturity hereof, together with the interest accrued hereon.

Modifications or alterations of the Loan Agreement and the Indenture and any supplement or amendment thereto may be made only to the extent and in the circumstances permitted by the Indenture and may be made in certain cases without the consent of the owners of the Bonds.
Anything herein or in the Indenture to the contrary notwithstanding, the obligations of the Issuer hereunder will be subject to the limitation that payment of interest to the owner of this Bond will not be required to the extent that receipt of any such payment by the owner of this Bond would be contrary to the provisions of law applicable to such Bond which limits the maximum rate of interest which may be charged or collected by such owner.

In any case where the date of maturity of interest on or principal of the Bonds or the date fixed for redemption of the Bonds shall be in the city of payment a day other than a Business Day, then payment of interest or principal need not be made on such date but may be made on the next succeeding Business Day with the same force and effect as if made on the date of maturity or the date fixed for redemption, provided that interest will accrue for the period of any such extension.

This Bond will be governed by and construed in accordance with the laws of the State of North Carolina.

All acts, conditions and things required to happen, exist and be performed precedent to and in the issuance of this Bond and the execution of the Indenture have happened, exist and have been performed as so required.

IN WITNESS WHEREOF, the Issuer has caused this Bond to be executed with the manual or facsimile signature of the Chairman or Vice Chairman of the Issuer, its official seal to be impressed or imprinted hereon and the same to be attested by the manual or facsimile signature of the Secretary or Assistant Secretary of the Issuer, all as of __________ ___, 1994.

THE RUTHERFORD COUNTY INDUSTRIAL FACILITIES AND POLLUTION CONTROL FINANCING AUTHORITY


                                       By:
                                            Chairman

(Seal)

Attest:


By:
Secretary

                             *     *     *     *     *

CERTIFICATE OF AUTHENTICATION


This Bond is one of the Bonds of the series designated therein and issued under the provisions of the within-mentioned Indenture.

The First National Bank of Boston, as Trustee


By:
Its:Authorized Signatory


Date of Authentication: __________ ___, 1994

                          *     *     *     *     *

[FORM OF ASSIGNMENT
TO APPEAR ON REVERSE OF BOND]

FORM OF ASSIGNMENT


FOR VALUE RECEIVED, the undersigned hereby sells, assigns and transfers unto


PLEASE INSERT SOCIAL SECURITY OR OTHER
IDENTIFYING NUMBER OF ASSIGNEE






the within bond of the _______________________________ and does hereby constitute and appoint _________________ ______________ attorney to transfer the said bond on the books of the within named Issuer, with full power of substitution in the premises.


Dated:


In the presence of:
 Bondholder


Signature Guaranteed:




[End of Form of Bond]

; and

NOW, THEREFORE, in consideration of the premises, of the acceptance by the Trustee of the trusts hereby created, and of the purchase and acceptance of the Bonds by the Bondholders, and also for and in consideration of the sum of One Dollar to the Issuer in hand paid by the Trustee at or before the execution and delivery of this Indenture, the receipt of which is hereby acknowledged, and for the purpose of fixing and declaring the terms and conditions upon which the Bonds are to be issued, delivered, secured and accepted by the Bondholders and any and all other persons who shall from time to time be or become owners thereof, and in order to secure the payment of the Bonds at any time issued and outstanding hereunder and the interest thereon according to their tenor, purport and effect, and in order to secure the performance and observance of all the covenants, agreements and conditions therein and herein contained;

THE ISSUER DOES HEREBY PLEDGE AND ASSIGN, and grant a security interest unto the Trustee and its successors and assigns for the benefit of the owners of the Bonds all right, title and interest of the Issuer presently owned or hereafter acquired in and to the following (collectively, the "Trust Estate"):

(a)The Loan Agreement (as the same may from time to time be supplemented or amended), including, but not limited to, all payments or installment purchase obligations due and to become due under the Note and the Loan Agreement whether made at their respective due dates or as prepayments permitted or required by the Loan Agreement together with full power and authority, in the name of the Issuer or otherwise, to demand, receive, enforce, collect or receipt for any or all of the foregoing, to endorse or execute any checks or other instruments or orders, to file any claims and to take any action which the Trustee may deem necessary or advisable in connection therewith, and the Issuer hereby irrevocably appoints the Trustee attorney-in-fact of the Issuer for such purposes, which appointment is coupled with an interest and is irrevocable; provided, however, that the Issuer shall continue to have all the rights, together with the Trustee, contained in the following sections of the Loan Agreement:

(i)Section 7.1 (pertaining to the Issuer's right of access to the Project (as defined in the Loan Agreement));

(ii)Section 7.3 (pertaining to the Issuer's right to receive payment for certain costs and expenses);

(iii)Section 7.6 (pertaining to the Issuer's right to certain indemnities);

(iv)Section 7.7 (pertaining to the Issuer's right to release and indemnification);

(v)Section 7.8 (pertaining to the Issuer's right to receive certain information);

(vi)Section 8.1 (pertaining to the Issuer's right to consent or withhold consent to assignment of rights of the Company under the Loan Agreement or lease or sale of the Project);

(vii)Sections 9.3 and 9.5 (pertaining to the Issuer's right to reimbursement of expenses incurred upon a default);

(viii)Sections 10.1(c), 10.2 and 10.3 (pertaining to the
Issuer's right to notice of prepayments and rights upon the occurrence of certain events;

(ix)Section 12.5 (pertaining to the Issuer's right to receive notices); and

(x)Sections 12.12, 12.13 and 12.14 (pertaining to the limitations on the liability of the Issuer).

(b)The Note of even date herewith of the Company to the Issuer in the original principal amount of $5,000,000 evidencing the Company's obligation to pay the purchase price pursuant to the Loan Agreement, together with interest thereon and other amounts with respect thereto, as provided for in the Loan Agreement, the Issuer having on this date endorsed, pledged and assigned the Note without recourse to the order of, and delivered the same to, the Trustee as security for the obligations of the Issuer to the Trustee hereinafter referred to.

(c)All money or securities at any time on deposit in, in transit to or credited to any account or Fund created hereunder, including without limitation the Bond Fund and the Redemption Fund but excluding the Rebate Fund;

(d)Revenues (as hereinafter defined);

and it is so mutually agreed and covenanted by and between the parties hereto for the equal and proportionate benefit and security of the Bondholders without preference, priority or distinction as to lien or otherwise, except as hereinafter provided, of any one Bond over any other Bond, by reason of priority in the issue, sale or negotiation thereof or otherwise, for the benefit of the Bondholders and as security for the fulfillment of the obligations of the Issuer hereunder;
TO HAVE AND TO HOLD the same forever, subject, however, to the exceptions, reservations and matters therein and herein recited but IN TRUST, nevertheless, for the benefit and security of the owners from time to time of the Bonds delivered hereunder and issued by the Issuer and outstanding or, to the extent set forth herein, for the benefit of the Credit Facility Issuer, so long as a Credit Facility is in place in respect of the Bonds;
PROVIDED, HOWEVER, that if, after the right, title and interest of the Trustee in and to the Trust Estate pledged and assigned to it under this Indenture shall have ceased, terminated and become void in accordance with
Article XIV hereof, the principal of and interest on the Bonds and any other obligations arising hereunder shall have been paid to the Bondholders or shall have been paid by the Company pursuant to Article XIV hereof, then, this Indenture and all covenants, agreements and other obligations of the Issuer hereunder shall cease, terminate and be void, and thereupon the Trustee shall cancel and discharge this Indenture and execute and deliver to the Issuer and the Company such instruments in writing as shall be required to evidence the discharge hereof; otherwise, this Indenture shall be and remain in full force and effect.

THIS INDENTURE FURTHER WITNESSETH, and it is expressly declared, that the Bonds issued and secured hereunder are to be issued and delivered and the trust estate and other revenues and funds herein pledged and assigned are to be dealt with and disposed of under, upon and subject to the terms, conditions, stipulations, covenants, agreements, trusts, uses and purposes as hereinafter expressed, and the Issuer has agreed and covenanted, and does hereby agree and covenant, with the Trustee and with the owners of said Bonds, as follows, that is to say:

ARTICLE I

DEFINITIONS AND RULES OF CONSTRUCTIONARTICLE IDEFINITIONS AND RULES OF CONSTRUCTION tc "ARTICLE IDEFINITIONS AND RULES OF CONSTRUCTION"

Section 101.DefinitionsSection 101.Definitions tc "Section
101.Definitions" \l 2 .

All words and terms defined in Article I of the Loan Agreement shall have the same meanings in this Indenture, unless otherwise specifically defined herein. In addition, the following words and terms as used in this Indenture shall have the following meanings unless some other meaning is plainly intended:

"Act" shall mean the Industrial and Pollution Control Facilities
Financing Act, as amended, which as codified appears as Chapter 159C of the General Statutes of North Carolina.

"Alternate Credit Facility" shall mean an irrevocable direct pay letter of credit, insurance policy or similar credit enhancement or support facility for the benefit of the Trustee, the terms of which Alternate Credit Facility shall, in all respects material to the Bondholders, be the same (except for the term of such Alternate Credit Facility) as the Credit Facility that is replaced by such Alternate Credit Facility as set forth in Section 603 hereof.

"Authenticating Agent" shall mean the Trustee and any agent so appointed pursuant to Section 207 hereof.

"Available Moneys" shall mean:
(a)any moneys which have been paid to the Trustee by the Company and which have been on deposit with the Trustee for at least three hundred sixty-seven (367) days during and prior to which no Event of Bankruptcy shall have occurred, and the proceeds from the investment of such moneys after such moneys have become Available Moneys, and

(b)moneys on deposit with the Trustee representing proceeds from the resale by the Remarketing Agent of Bonds to persons other than the Issuer or the Company as described in Article III hereof, which, in each case, were at all times since their deposit with the Trustee held in a separate and segregated account or accounts or sub-account or sub-accounts in which no moneys were which were not Available Moneys were at any time held, and the proceeds from the investment thereof, and

(c)moneys drawn under a Credit Facility which in each case were at all times since their deposit with the Trustee held in a separate and segregated account or accounts or sub-account or sub-accounts in which no moneys (other than those drawn under a Credit Facility) were at any time held.

"Bank" shall mean First Union National Bank of North Carolina as the issuer of the Letter of Credit, and its successors and assigns.

"Bank Account" shall mean the account of that name established in the Bond Purchase Fund pursuant to Section 302 hereof.

"Bond" or "Bonds" shall mean any bond or bonds authenticated and delivered under this Indenture.

"Bond Counsel" shall mean an attorney-at-law or a firm of attorneys of nationally recognized standing in matters pertaining to the tax-exempt nature of interest on bonds issued by states and their political subdivisions, duly admitted to the practice of law before the highest court of any state of the United States of America and approved by the Issuer.

"Bond Fund" shall mean the trust fund so designated which is established pursuant to Section 502(a) hereof.
"Bond Purchase Fund" shall mean the trust fund so designated which is established pursuant to Section 302 hereof.
"Bond Register" shall have the meaning provided in Section 204 hereof.

"Bond Registrar" shall mean the Bond Registrar as designated in Section 204 hereof.

"Bondholder" or "Bondholders" or "owner" or "owners" shall mean the initial owner or owners and any future owner or owners of the Bond or Bonds as registered on the books and records of the Bond Registrar pursuant to
Section 204 hereof.

"Business Day" shall mean a day upon which banks in the States of Massachusetts and North Carolina are open for the transaction of business of the nature required pursuant to the Loan Agreement and this Indenture. "Calculation Period" shall mean the period from and including the day following the Determination Date of each week (even if not a Business Day) to and including the following Determination Date; provided, that if the Determination Date at the end of a Calculation Period is a Regular Record Date, such Calculation Period will extend until the Business Day following such Determination Date.

"Cessation of Operation" shall mean that the Company has ceased, in the opinion of the Issuer, to operate the Project as an "industrial project for industry" within the meaning of the Act. A Cessation of Operation shall not be deemed to have occurred until 60 days shall have elapsed after written notice has been given to the Company by the Issuer that operations at the Project shall have ceased and the Company shall not have demonstrated to the satisfaction of the Issuer that the Company (or an assignee, lessee or buyer pursuant to Section 8.1 of the Loan Agreement) has resumed the operations of the Project as an "industrial project for industry" within the meaning of the Act or that the Company is, in good faith, seeking to arrange resumption of an economically reasonable operation of the Project as an "industrial project for industry"; provided that a temporary shutdown due to a strike or other labor dispute, lack of fuel or similar occurrence shall not be deemed a Cessation of Operation.

"Commission" shall mean the Local Government Commission of North
Carolina, a division of the Department of State Treasurer, and any successor or successors thereto.

"Company" shall mean Watts Regulator Co., a Massachusetts corporation, and its successor or assigns and any surviving, resulting or transferee corporation or other entity.

"Conversion Date" shall mean that Business Day elected by the Company in accordance with Section 202(e) of the Indenture as the effective date of conversion of the interest rate on the Bonds from the Variable Rate to the Fixed Rate, which date shall be an Interest Payment Date.
"Counsel" shall mean an attorney or firm of attorneys acceptable to the Trustee (who may, but need not be, counsel to the Issuer or the Company).

"Credit Facility" shall mean the Letter of Credit or any Alternate Credit Facility delivered to the Trustee pursuant to Article VI hereof.

"Credit Facility Account" shall mean the account of that name established in the Bond Fund pursuant to Section 502 hereof.
"Credit Facility Issuer" shall mean the Bank with respect to the Letter of Credit and the institution issuing any Alternate Credit Facility.

"Defaulted Interest" has the meaning provided in Section 208 hereof.

"Determination Date" shall mean Wednesday of each week or if Wednesday is not a Business Day then the next succeeding Business Day.

"Event of Bankruptcy" shall mean a petition by or against the Company or the Issuer under any bankruptcy act or under any similar act which may be enacted which shall have been filed (other than bankruptcy proceedings instituted by the Company or the Issuer against third parties) unless such petition shall have been dismissed and such dismissal shall be final and not subject to appeal.

"Event of Default" shall mean any of the events specified in Section 901 hereof to be an Event of Default.

"Fixed Rate" shall mean the fixed annual rate of interest on the bonds determined by the Placement Agent pursuant to Section 202(e) hereof. If, for any reason, the Fixed Rate is held to be invalid or unenforceable by a court of competent jurisdiction, the Fixed Rate shall be equal to eight percent (8.00%) per annum. The Fixed Rate shall in no event exceed fifteen percent (15.00%).

"Fixed Rate Period" shall mean the period during which the Fixed Rate is in effect, which shall be the period beginning on the Conversion Date and ending on the Maturity Date.

"Governmental Obligations" shall mean:

(i)direct obligations of the United States of America for the full and timely payment of which the full faith and credit of the United States of America is pledged,

(ii)obligations issued by a Person controlled or supervised by and acting as an instrumentality of the United States of America, the full and timely payment of which is unconditionally guaranteed as a full faith and credit obligation of the United States of America, and

(iii)securities or receipts evidencing ownership interests in obligations or specified portions (such as principal or interest) of obligations described in clause (i) or (ii) above the full and timely payment of which securities, receipts or obligations is unconditionally guaranteed by the United States of America, which obligations, securities or receipts are not subject to redemption prior to maturity at less than par at the option of anyone other than the holder thereof.

"Indenture" shall mean this Indenture as amended or supplemented at the time in question.

"Initial Interest Rate" shall mean the initial rate of interest of 3.75% per annum on the Bonds.

"Initial Rate Period" shall mean from and including the Original
Delivery Date to and including October 5, 1994.

"Interest Payment Date" shall mean the first Business Day of each March, June, September and December commencing on the first Business Day of December, 1994, and ending on the Maturity Date of the Bonds.

"Investment Obligations" shall mean:

(a)any Government Obligations;

(b)any bonds or other obligations of the United States of America which as to principal and interest constitute direct obligations of the United States of America, or any obligations of subsidiary corporations of the United States of America fully guaranteed as to payment by the United States of America;

(c)obligations of the Federal Land Bank;

(d)obligations of the Federal Home Loan Bank;

(e)obligations of the Federal Intermediate Credit Bank;

(f)bonds or obligations issued by any public housing agency or municipal corporation in the United States of America, which such bonds or obligations are fully secured as to the payment of both principal and interest by a pledge of annual contributions under an annual contributions contract or contracts with the United States government, or project notes issued by any public housing agency, urban renewal agency, or municipal corporation in the United States of America which are fully secured as to payment of both principal and interest by a requisition, loan, or payment agreement with the United States government;

(g) interest-bearing savings accounts (including that of the Trustee), interest-bearing certificates of deposit or interest-bearing time deposits or any other investments constituting direct obligations of any bank which has deposits insured by the Federal Deposit Insurance Corporation; provided that such accounts, certificates of deposits, time deposits, or investments are either (a) insured by the Federal Deposit Insurance Corporation, or (b) secured by the deposit with any national or state bank located within the State of any Government Obligation;

(h) short term obligations of corporations organized under the laws of any state with assets exceeding $500,000,000 if (i) such obligations are rated within the two (2) highest categories established by Moody's and S&P and which mature no later than one hundred eighty (180) days from the date of purchase and (ii) the purchases do not exceed ten (10%) percent of such corporation's outstanding obligations;

(i)  money market mutual funds registered under the Investment Company
Act of 1940, as amended, provided that the portfolio of any such money market fund is limited to Government Obligations and to agreements to purchase Government Obligations; and

(j)repurchase agreements with respect to obligations included in subsections (a) through (i) above and any other investments to the extent at the time permitted by then applicable law for the investment of public funds.

"Issuer" shall mean The Rutherford County Industrial Facilities and Pollution Control Financing Authority, a political subdivision and body corporate and politic existing pursuant to the Constitution and laws of the State including the Act.

"Letter of Credit" shall mean the irrevocable direct pay letter of credit dated September 29, 1994, in the amount of $5,250,000, issued by the Bank, including any extensions thereof.

"Loan Agreement" shall mean the Loan Agreement of even date herewith between the Issuer and the Company and any amendments or supplements thereof permitted by this Indenture.

"Majority of the Bondholders" shall mean the owners of a majority of the aggregate principal amount of the Outstanding Bonds.

"Maturity Date" shall mean the first Business Day of September, 2002. "Moody's" shall mean Moody's Investors Service, Inc. a Delaware corporation, its successors and assigns, and, if such corporation shall be dissolved or liquidated or shall no longer perform the functions of a securities rating agency, "Moody's" shall be deemed to refer to any other nationally recognized securities rating agency designated by the Trustee, with the consent of the Company and the Credit Facility Issuer.

"Note" shall mean the promissory note given by the Company pursuant the provisions of the Loan Agreement, substantially in the form attached thereto.

"Optional Tender Notice" shall mean a notice from the owner of a Bond to the Tender Agent in the form attached to the Bond as Exhibit A.

"Original Delivery Date" shall mean September 29, 1994.
"Outstanding" in connection with Bonds shall mean, as of the time in question, all Bonds authenticated and delivered under the Indenture, except:

(i)Bonds theretofore canceled or required to be cancelled under
Section 212 hereof;

(ii)Bonds which are deemed to have been paid in accordance with
Article XIV hereof; and

(iii)Bonds in substitution for which other Bonds have been authenticated and delivered pursuant to Article II hereof.

In determining whether the owners of a requisite aggregate principal amount of Bonds Outstanding have concurred in any request, demand, authorization, direction, notice, consent or waiver under the provisions hereof, Bonds which are held by or on behalf of the Company (unless all of the outstanding Bonds are then owned by the Company) or an Affiliate of the Company (as defined below) shall be disregarded for the purpose of any such determination. For the purpose of this paragraph, an "Affiliate" of any specified entity shall mean any other entity directly or indirectly controlling or controlled by or under direct or indirect common control with such specified entity and "control", when used with respect to any specific entity, shall mean the power to direct the management and policies of such entity, directly or indirectly, whether through the ownership of voting securities, by contract or otherwise; and the terms "controlling" and "controlled" have meanings correlative to the foregoing.

"Payments Account" shall mean the account of that name established in the Bond Fund pursuant to Section 502 hereof.

"Placement Agent" shall mean the securities dealer, bank or trust company which is designated by the Company with the consent of the Credit Facility Issuer and which will agree to establish the Preliminary Fixed Rate and to use its best efforts to arrange for the sale of Tendered Bonds on the Conversion Date, all as more particularly described in Section 202(e) hereof.

"Pledge Agreement" shall mean the Pledge Agreement of even date herewith by the Company to the Bank, and any amendments or supplements thereof.

"Pledged Revenues" means and shall include the payments required to be made by the Company under the Loan Agreement except payments to be made to the Trustee for services rendered as Trustee under the Indenture and as Bond Registrar and paying agent for the Bonds and except for expenses, indemnification and other payments required to be made pursuant to Sections 7.5, 7.6 and 7.7 of the Loan Agreement.

"Principal Office" of the Trustee or Bond Registrar shall mean the office at which, at the time in question, its corporate trust business is principally conducted.
"Prior Bonds" means $5,000,000 The Rutherford County Industrial
Facilities and Pollution Control Financing Authority Industrial Development Revenue Bonds (Regtrol, Inc. Project), Series 1984.

"Prior Bondholder" means the Bank in its capacity as holder of the Prior
Bonds.

"Private Placement Memorandum" shall mean the Private Placement
Memorandum dated September 29, 1994, relating to the Bonds.

"Redemption Fund" shall mean the trust fund so designated which is established pursuant to Section 401(a) hereof.

"Regular Record Date" shall mean:

(i)in respect of any Interest Payment Date during the Variable
Rate Period, the close of business on the Business Day immediately preceding each such Interest Payment Date, and

(ii)in respect of any Interest Payment Date during the Fixed Rate
Period, the fifteenth (15th) day (whether or not a Business Day) of the calendar month immediately preceding each such Interest Payment Date.

"Reimbursement Agreement" shall mean the Letter of Credit, Reimbursement and Guaranty Agreement of even date herewith by and among the Company, Watts Industries, Inc., as guarantor, and the Bank, as the same may be amended from time to time and filed with the Trustee, and any agreement of the Company with a Credit Facility Issuer setting forth the obligations of the Company to such Credit Facility Issuer arising out of any payments under a Credit Facility and which provides that it shall be deemed to be a Reimbursement Agreement for the purpose of this Indenture.

"Remarketing Account" shall mean the account of that name established in the Bond Purchase Fund pursuant to Section 302 hereof.

"Remarketing Agent" shall mean First Union National Bank of North
Carolina and its successors as provided in Section 1201 hereof.

"Remarketing Agreement" shall mean the Remarketing Agreement of even date herewith between the Company and the Remarketing Agent and any amendments and supplements thereof.

"Requisite Bondholders" shall mean the owners of more than two-thirds (2/3rds) in aggregate principal amount of the Outstanding Bonds.

"Responsible Officer" when used with respect to the Trustee shall mean the chairman or vice-chairman of the board of directors, the chairman or vice-chairman of the executive committee of the board of directors, the president, any vice president, the secretary, any assistant secretary, the treasurer, any assistant treasurer, the cashier, any assistant cashier, any trust officer or assistant trust officer, the controller and any assistant controller or any other officer of the Trustee customarily performing functions similar to those performed by any of the above designated officers of banking institutions with trust powers and also shall mean, with respect to a particular corporate trust matter, any other officer to whom such matter is referred because of his knowledge of and familiarity with the particular subject.

"Revenues" shall mean:

(i)all amounts payable to the Trustee with respect to the principal or redemption price of, or interest on the Bonds (a) by the Company under the Note, and (b) by the Credit Facility Issuer under a Credit Facility, and

(ii)investment income with respect to any moneys held by the Trustee in the Bond Fund or the Redemption Fund.

"Security interest" or security interests" refers to the security interests created herein and in the Security Instruments and shall have the meaning set forth in the Uniform Commercial Code.

"S&P" shall mean Standard & Poor's Corporation, a New York corporation, its successors and assigns, and, if such corporation shall be dissolved or liquidated or shall no longer perform the functions of a securities rating agency, "S&P" shall be deemed to refer to any other nationally recognized securities rating agency designated by the Trustee, with the consent of the Company and the Credit Facility Issuer.

"Special Record Date" shall mean for purpose of payment of Defaulted Interest on the Bonds, the date fixed by the Trustee pursuant to Section 208 hereof.

"State" shall mean the State of North Carolina.

"Subsidiary" shall mean any corporation, association or other business entity of which more than fifty percent (50%) of the issued and outstanding stock or equivalent thereof having ordinary voting power is, at the time at which any determination is being made, owned or controlled by the Company or by one or more Subsidiaries or other affiliates of the Company.

"Tender Agent" shall mean The First National Bank of Boston and its successors as provided in Section 1202 hereof.

"Tender Agency Agreement" shall mean the Tender Agency Agreement of even date herewith among the Company, the Trustee and the Tender Agent. "Tendered Bonds" shall mean those Bonds tendered or deemed tendered by the owners for purchase pursuant to an Optional Tender Notice or on the Conversion Date.

"Trustee" shall mean The First National Bank of Boston and its successor in the trust hereunder.

"Undelivered Bond" shall mean:

(i)any Bond for which an Optional Tender Notice has been given pursuant to Section 203 hereof and which has not been delivered to the Tender Agent on the date specified for purchase and

(ii)any Bond which has not been delivered to the Trustee for redemption or purchase on any mandatory redemption or purchase date or the Conversion Date; provided that in either case the Trustee has on hand and available on such date funds sufficient to purchase or redeem said Bond.

"Variable Rate" shall mean a variable interest rate established after the Initial Rate Period as the rate of interest determined by the Remarketing Agent on and as of each Determination Date as the minimum rate of interest necessary, in the judgment of the Remarketing Agent, taking into account market conditions prevailing on the Determination Date, to enable the Remarketing Agent to arrange for the sale of all of the Bonds on the Determination Date in the secondary market at a price equal to the principal amount thereof (plus interest accrued to the date of settlement). If the Remarketing Agent fails to certify such rate, the Variable Rate for the next succeeding Calculation Period or Periods until thereafter certified by the Remarketing Agent shall remain the same as that most recently established and certified by the Remarketing Agent until thereafter certified by the Remarketing Agent or adjusted as set forth in the next succeeding sentence. In the event the Remarketing Agent fails to certify such rate for four (4) consecutive Calculation Periods, such rate for each Calculation Period thereafter (if none is certified by the Remarketing Agent) shall be ninety percent (90%) of the yield for United States Treasury bills maturing approximately thirty (30) days after the Determination Date for such Calculation Period as published by The Wall Street Journal on such Determination Date (or the next Business Day on which The Wall Street Journal is published if not published on the Determination Date) (or, if The Wall Street Journal is no longer published, then any reasonably equivalent financial publication selected by the Remarketing Agent); provided that if during the Variable Period the Determination Date at the end of each such Calculation Period is a Regular Record Date, such Calculation Period will extend until the Business Day following such Determination Date. A Bondholder may request the Variable Rate in effect from time to time with respect to the Bonds from the Trustee or the Remarketing Agent. If, for any reason, the Variable Rate is not determined as described above or is held to be invalid or unenforceable by a court of competent jurisdiction for any period, the interest rate for each such period shall be equal to eight percent (8.00%) per annum. The Variable Rate shall not be a rate in excess of fifteen percent (15.00%) per annum.
"Variable Rate Period" shall mean that period during which a Variable
Rate is in effect on the Bonds.

"Variable Rate Purchase Date" shall mean while the Bonds bear interest at the Variable Rate, any Business Day (prior to and including the date which is the tenth day preceding the Conversion Date) on which the Bonds may be tendered for purchase at the option of the owner thereof in accordance with
Section 203 hereof.

Section 102.Rules of ConstructionSection 102.Rules of Construction tc "Section 102.Rules of Construction" \l 2 .

(a)Words of the masculine gender shall be deemed and construed to include correlative words of the feminine and neuter genders. Unless the context shall otherwise indicate, the words "Bond, "owner", "Bondholder", "Bondholder of Record" and "person" shall include the plural as well as the singular number; the word "person" shall include any individual, corporation, partnership, joint venture, association, joint-stock company, trust, unincorporated organization or government or any agency or political subdivision thereof; and the word "Bondholder" when used herein with respect to the Bonds shall mean the registered owner of any of the Bonds.

(b)Words importing the redemption or calling for redemption of the Bonds shall not be deemed to refer to or connote payment of Bonds at their stated maturity.

(c)The Table of Contents, captions and headings in this Indenture are for convenience only and in no way limit the scope or intent of any provision or section of this Indenture.

(d)All references herein to particular articles or sections are references to articles or sections of this Indenture unless some other reference is indicated.

(e)All references herein to the Code or the 1954 Code or any particular provision or section thereof shall be deemed to refer to any successor, or successor provision or section, thereof, as the case may be.

(f)All references herein to time shall be Charlotte, North Carolina time.

ARTICLE II

THE BONDSARTICLE IITHE BONDS tc "ARTICLE IITHE BONDS"

Section 201.Amount, Terms, and Issuance of the BondsSection
201.Amount, Terms, and Issuance of the Bonds tc "Section 201.Amount, Terms, and Issuance of the Bonds" \l 2 .

(a)The Bonds shall be limited to $5,000,000 in aggregate principal amount and shall contain substantially the terms recited in the form of Bond above and as set forth in this Indenture. No Bonds may be issued under this Indenture except in accordance with this Article II. No additional bonds shall be issued under this Indenture.

(b)The Issuer may cause a copy of the text of the opinion of Bond
Counsel delivered in connection with the issuance of the Bonds to be printed on any of the Bonds. The Bonds may bear such endorsement or legend satisfactory to the Trustee as may be required to conform to usage or law with respect thereto, including the imposition of CUSIP or other identifying numbers.

(c)Upon satisfaction of the conditions set forth in Section 213 hereof, the Issuer shall issue the Bonds, and the Trustee shall, at the Issuer's request, authenticate the Bonds and deliver them as specified in the request.

Section 202.Designation, Denominations, Maturity Date and Interest
Rates of the BondsSection 202.Designation, Denominations, Maturity Date and Interest Rates of the Bonds tc "Section 202.Designation, Denominations, Maturity Date and Interest Rates of the Bonds" \l 2 .

(a)Designation, Denominations, Maturity Date. The Bonds shall be designated "$5,000,000 The Rutherford County Industrial Facilities and Pollution Control Financing Authority Industrial Development Revenue Refunding Bonds (Watts Regulator Co. Project), Series 1994." The Bonds shall be issuable as fully registered Bonds in the denominations of $100,000 or any integral multiple of $5,000 in excess thereof; provided that if less than One Hundred Thousand Dollars ($100,000) principal amount of Bonds is outstanding one Bond shall be issued in such smaller denomination; and provided further, that subsequent to the initial issuance of the Bonds, replacement or substitution Bonds or Bonds issued in exchange in accordance with the provisions of Section 205 hereof may be issued in denominations of $5,000 and integral multiples thereof. All Bonds shall bear the date of their authentication, shall bear interest from the most recent date to which interest has been paid or duly provided for, or, if authenticated on an Interest Payment Date, from that date, or, if no interest has been paid or duly provided for, from the date of authentication, and shall mature, subject to prior redemption as provided in Article VII hereof, on the first Business Day of September, 2002. The Bonds shall be numbered from "1" consecutively upwards prefixed by the letter "R".

(b)Interest Rates. The Bonds shall bear interest at the applicable rate provided below. On each Interest Payment Date, interest accrued through the day immediately preceding such Interest Payment Date shall be payable. While the Bonds bear interest at a Variable Rate interest on the Bonds shall be computed on the basis of a year of three hundred sixty-five (365) or three hundred sixty-six (366) days, as applicable, for the number of days actually elapsed. From and including the Conversion Date, and thereafter, interest on the Bonds shall be computed on the basis of a three hundred sixty (360) day year for the number of days actually elapsed.

(c)Initial Interest Rate. For the Initial Rate Period, the Bonds shall bear interest at the Initial Interest Rate.

(d)Variable Rate. Following the Initial Rate Period and until the Conversion Date, the Bonds shall bear interest at the Variable Rate. During the Variable Rate Period, the Remarketing Agent shall determine the interest rate for the Bonds on each Determination Date. The Remarketing Agent shall give notice by telephone, telecopier, telex, telegram or other telecommunication device, and upon request shall confirm in writing, on the Determination Date to the Trustee and the Company of the interest rate to be in effect for the following Calculation Period. The determination of the Variable Rate by the Remarketing Agent shall be conclusive and binding upon the Bondholders, the Issuer, the Company, the Trustee, the Tender Agent and the Remarketing Agent. Any owner may request the Variable Rate in effect from time to time with respect to the Bonds from the Trustee or the Remarketing Agent.
(e)Fixed Rate; Conversion to Fixed Rate.

(1)The Company has a one-time option to convert the interest rate payable on the Bonds from the Variable Rate to the Fixed Rate effective on an Interest Payment Date following compliance by the Company with the provisions of this Section 202(e). During any period in which the Fixed Rate is effective, a Credit Facility must be in effect. The Bonds shall be subject to mandatory tender for purchase by the Owners thereof on the Conversion Date. To exercise the option to convert, the Company shall deliver or mail by first class mail (i) a notice to the Trustee and the Credit Facility Issuer with respect to the determination of the Company to convert the interest rate on the Bonds from the Variable Rate to the Fixed Rate, which notice shall be delivered to the Trustee at least thirty (30) but not more than forty-five (45) days prior to the Conversion Date, (ii) the name of the Credit Facility Issuer issuing the Credit Facility to be in effect on and after the Conversion Date and a copy of the commitment letter of such Credit Facility Issuer committing to issue a Credit Facility in connection with the conversion, and (iii) the opinion of Bond Counsel described in Section 202(f) hereof. The Trustee shall then deliver or mail by first class mail a notice in substantially the form attached hereto as Exhibit B at least twenty (20) days but not more than thirty (30) days prior to the Conversion Date to the Owner of each Bond at the address shown on the registration books of the Issuer. Any notice given by the Trustee as provided in this Section shall be conclusively presumed to have been duly given, whether or not the Owner receives the notice. Failure to mail any such notice, or the mailing of defective notice, to any Owner, shall not affect the proceeding for purchase as to any Owner to whom proper notice is mailed. Said notice shall state, among other things, (1) the Conversion Date, (2) the name and address of the placement agent which has agreed to use its best efforts to arrange for the sale of any bonds to be tendered or deemed tendered for purchase on the Conversion Date (herein called the "Placement Agent"), (3) that after the seventeenth (17th) day preceding the Conversion Date, the owner will not be entitled to deliver an Optional Tender Notice and that after the tenth (10th) day preceding the Conversion Date, the owner will not be entitled to tender this Bond for purchase as described below, (4) that this Bond will be deemed tendered for purchase on the Conversion Date, (5) that in order to receive payment of the purchase price of any Bond which is deemed to have been tendered, the registered owner of such Bond must deliver such Bond to the office of the Tender Agent before 10 a.m. Eastern time on the Conversion Date specifying such address, (6) that interest on any Bond will be payable only to (but not including) the Conversion Date and (7) the name of the Credit Facility Issuer proposing to issue the Credit Facility to be in effect on and after the Conversion Date.

As described above, Owners of Bonds shall be required to tender their Bonds on the Conversion Date to the Tender Agent for purchase at the purchase price, and any such Bonds not so tendered on the Conversion Date ("Undelivered Bonds"), for which there has been irrevocably deposited in trust with the Trustee an amount of moneys sufficient to pay the Purchase Price of the Untendered Bonds, shall be deemed to have been tendered and purchased pursuant to this Section 202(e). IN THE EVENT OF A FAILURE BY AN OWNER OF BONDS TO TENDER ITS BONDS ON OR PRIOR TO THE CONVERSION DATE, SAID OWNER SHALL NOT BE ENTITLED TO ANY PAYMENT (INCLUDING ANY INTEREST TO ACCRUE SUBSEQUENT TO THE CONVERSION DATE) OTHER THAN THE PURCHASE PRICE FOR SUCH UNTENDERED BONDS, AND ANY UNTENDERED BONDS SHALL NO LONGER BE ENTITLED TO THE BENEFITS OF THIS INDENTURE, EXCEPT FOR THE PURPOSE OF PAYMENT OF THE PURCHASE PRICE THEREFOR.
(2)On or before the proposed Conversion Date, the Placement Agent shall determine the Fixed Rate as of such date in the manner described in subsection (4) below and shall notify the Trustee and the Company of the Fixed Rate by telephone, telecopier, telex, telegram or other telecommunication device and upon request, shall confirm such notice in writing.

(3)Any owner of Bonds to be converted to a Fixed Rate shall be deemed to have tendered its Bonds to the Tender Agent. Said owner shall not be entitled to any payment (including any interest to accrue subsequently to the Conversion Date) other than the purchase price for such Bonds which shall be equal to the unpaid principal amount of such Bonds, and any such Bonds shall no longer be entitled to the benefits of this Indenture, except for the purpose of payment of the purchase price therefor and interest payable on the Conversion Date. Payment of the purchase price of any such Bonds shall be made only upon the presentment and surrender of such Bonds to the Tender Agent. Upon request, the Trustee shall provide the Tender Agent with the address set forth on the Bond Register for such owner. The Trustee shall notify the Bond Registrar of all Bonds with respect to which the Trustee has not received Optional Retention Notices, which Bonds shall be deemed to be tendered for purchase on the Conversion Date. In the case of any Bond deemed tendered, the Issuer shall cause to be executed, and the Trustee shall authenticate and deliver to the new owner as provided in Section 301 hereof a new Bond of like date and tenor in lieu of and in substitution for such Bond deemed to be tendered.

(4)On or before the Conversion Date, the Fixed Rate shall be the interest rate per annum which, in the sole judgment of the Placement Agent, taking into account prevailing financial market conditions, would be the minimum interest rate required to sell such Bonds on the Conversion Date at a price equal to the 100% of the principal amount thereof. The Fixed Rate shall be determined by the Placement Agent on or before the Conversion Date, and the Placement Agent shall notify the Trustee and the Company thereof by telephone or such other manner as may be appropriate by not later than 2:00 p.m., Eastern time, on the Conversion Date, which notice shall be promptly confirmed in writing.

(f)Conditions to Conversion; Additional Notices.

(1)As a condition to the giving of notice as provided in Section
202(e) above, the Company shall provide the Trustee with an opinion of Bond Counsel to the effect that the proposed conversion of the interest rate on the Bonds will not cause the interest on the Bonds to be includable in the gross income of the owners thereof for federal income tax purposes.

(2)The delivery by the Company to the Trustee of a letter from Bond
Counsel confirming the opinion required prior to the notification described above on such Conversion Date is a condition precedent to any such Conversion. In the event that the Company fails to deliver to the Trustee the letter of Bond Counsel referred to in the preceding sentence, such Conversion shall not take effect, and the Bonds shall continue to bear interest at the Variable Rate.

(3)The Trustee shall provide the Tender Agent with a copy of any notice delivered to the owners of the Bonds pursuant to Section 202 hereof.
(4)The Credit Facility to be in effect following the conversion must be delivered to the Trustee on or before the Conversion Date and such Credit Facility must meet the requirements of Section 603(c) as if it were an Alternate Credit Facility. All items required to be delivered under Section 603(c) must be delivered on or before the Conversion Date. The Credit Facility in effect during a Fixed Rate Period shall be in an amount not less than the principal amount of the Bonds and interest thereon for a period of 120 days computed at the Fixed Rate. In the event the Company fails to cause the Letter of Credit and other items called for herein to be delivered to the Trustee on or before the Conversion Date, such conversion shall not take effect and the Bonds shall continue to bear interest at the Variable Rate.

Section 203.Optional Tender Provisions of the BondsSection
203.Optional Tender Provisions of the Bonds tc "Section 203.Optional Tender Provisions of the Bonds" \l 2 .

(a)While the Bonds bear interest at the Variable Rate, any Bond or portion thereof in an authorized denomination (other than a Bond registered in the name of the Company) shall be purchased on the demand of the owner thereof, on any Business Day at a purchase price equal to one hundred percent (100%) of the principal amount thereof plus interest accrued to the date of purchase, if the owner of such Bond delivers to the Tender Agent at its address filed with the Trustee an Optional Tender Notice at least seven (7) days prior to the Variable Rate Purchase Date specified in such Notice.

(b)Any Optional Tender Notice delivered pursuant to the preceding subsection shall automatically constitute: (1) an irrevocable offer to sell such bond on the Variable Rate Purchase Date at a price equal to one hundred percent (100%) of the principal amount of such Bond plus interest accrued to the Variable Rate Purchase Date; and (2) an irrevocable authorization and instruction to the Bond Registrar to effect transfer of such Bond to the purchaser thereof on the Variable Rate Purchase Date. No purchase of Bonds pursuant to the provisions of this Section 203 shall be deemed a redemption thereof.

(c)Any owner who delivers an Optional Tender Notice pursuant to this
Section 203 shall deliver such Bond to the Tender Agent, at its address filed with the Trustee, not less than five (5) days prior to the Variable Rate Purchase Date specified in the aforesaid Optional Tender Notice; provided, however, that any Bond owner which is an investment company registered under the Investment Company Act of 1940 may deliver Bonds owned by it to the Tender Agent at its address filed with the Trustee, at or prior to 10:00 a.m. on the Variable Rate Purchase Date. All Bonds delivered to the Tender Agent pursuant to this Section 203 must be duly endorsed for transfer in blank in form satisfactory to the Trustee.

(d)If a Bondholder who gives the Optional Tender Notice shall fail to deliver the Bond or Bonds identified in the Optional Tender Notice to the Tender Agent at or prior to 10:00 a.m. on the Variable Rate Purchase Date, such Undelivered Bond shall be purchased and shall cease to accrue interest on such Variable Rate Purchase Date and the owner thereof shall thereafter be entitled only to payment of the purchase price therefor and not to the benefits of this Indenture, and the Issuer, to the extent permitted by law, shall execute and the Trustee or the Authenticating Agent shall authenticate and deliver a substitute Bond or Bonds in lieu of the Undelivered Bond and the Bond Registrar shall register such Bond in the name of the purchaser or purchasers thereof pursuant to Section 205 hereof. The Tender Agent shall notify the Trustee and the Bond Registrar of any Undelivered Bonds. The Trustee shall (1) notify the Remarketing Agent of such Undelivered Bond and
(2) place a stop transfer against such Undelivered Bonds until the Undelivered Bonds are properly delivered to the Tender Agent. Payment of the purchase price of any such Undelivered Bonds shall be made only upon the presentment and surrender of such Bonds to the Tender Agent. Upon notice of such delivery, the Bond Registrar shall make any necessary adjustment to the Bond Register.

(e)Notwithstanding anything to the contrary contained herein, the rights of the owners to tender Bonds pursuant to this Section 203 shall cease immediately and without further notice from and including the date payment of the Bonds is accelerated following an Event of Default pursuant to Article IX hereof.

Section 204.Registered Bonds Required; Bond Registrar and Bond
RegisterSection 204.Registered Bonds Required; Bond Registrar and Bond Register tc "Section 204.Registered Bonds Required; Bond Registrar and Bond Register" \l 2 .

(a)All Bonds shall be issued in fully registered form. The Bonds shall be registered upon original issuance and upon subsequent transfer or exchange as provided in this Indenture.

(b)The Issuer shall designate one or more persons to act as "Bond
Registrar" for the Bonds, provided that the Bond Registrar appointed for the Bonds shall be either the Trustee or a person which would meet the requirements for qualification as a successor trustee imposed by Section 1014 hereof. The Issuer hereby appoints The First National Bank of Boston as its Bond Registrar in respect of the Bonds. Any person other than the Trustee undertaking to act as Bond Registrar shall first execute a written agreement, in form satisfactory to the Trustee, to perform the duties of a Bond Registrar under this Indenture, which agreement shall be filed with the Trustee and the Tender Agent.
(c)The Bond Registrar shall act as registrar and transfer agent for the Bonds. There shall be kept at an office of the Bond Registrar a register (herein sometimes referred to as the "Bond Register") in which, subject to such reasonable regulations as the Issuer, the Trustee or the Bond Registrar may prescribe, there shall be provisions for the registration of the Bonds and for the registration of transfers of the Bonds. The Issuer shall cause the Bond Registrar to designate, by a written notification to the Trustee, a specific office location (which may be changed from time to time, upon similar notification) at which the Bond Register is kept. In the absence of a specific designation by the Bond Registrar, the principal corporate trust office of the Trustee in Canton, Massachusetts shall be deemed such office in respect of the Bonds for which the Trustee is acting as Bond Registrar.

Section 205.Transfer and ExchangeSection 205.Transfer and Exchange tc "Section 205.Transfer and Exchange" \l 2 .

(a)Upon surrender for transfer of any Bond at the office of the Bond
Registrar, the Issuer shall execute and the Trustee or its Authenticating
Agent shall authenticate and deliver in the name of the transferee or transferees, one or more new fully registered Bonds of authorized denomination for the aggregate principal amount which the new owner is entitled to receive; provided that if moneys for the purchase of such Bond have been provided pursuant to a draw under the Credit Facility, such Bond shall not be transferable to any one other than the Company or its assignee or pledgee. Except for transfers in connection with the purchase of Bonds pursuant to Section 203 hereof and the remarketing thereof pursuant to
Article III, which shall be effected at the office of the Tender Agent in Canton, Massachusetts, Bonds shall be surrendered for transfer at the principal corporate trust office of the Trustee in Canton, Massachusetts. Also, the Issuer shall execute and the Trustee or its Authenticating Agent shall authenticate and deliver Bonds in lieu of Undelivered Bonds.

(b)Bonds may be exchanged for other Bonds of any other authorized denomination, of a like aggregate principal amount, upon surrender of the Bonds to be exchanged at the principal corporate trust office of the Bond Registrar or Trustee; provided, however, that in connection with the purchase of Bonds tendered for purchase and the remarketing thereof pursuant to
Article III hereof, Bonds may be exchanged at the principal office of the Tender Agent, or any office of any agent designated by, the Trustee. Whenever any Bonds are so surrendered for exchange, the Issuer shall execute, and the Trustee or its Authenticating Agent shall authenticate and deliver, the Bonds which the Bondholder making the exchange is entitled to receive.

(c)All Bonds presented for transfer, exchange, redemption or payment
(if so required by the Issuer, the Bond Registrar or the Trustee) shall be accompanied by a written instrument or instruments of transfer or authorization for exchange, in form satisfactory to the Bond Registrar, which may include a signature guarantee, duly executed by the owner or by his attorney duly authorized in writing.

(d)No service charge shall be made to a Bondholder for any exchange or transfer of Bonds, but the Issuer or the Bond Registrar may require payment of a sum sufficient to cover any tax or other governmental charge that may be imposed in relation thereto.

(e)Except in connection with the purchase of Bonds pursuant to Section
203 hereof and the remarketing thereof pursuant to Article III hereof, neither the Issuer nor any Bond Registrar on behalf of the Issuer shall be required to issue, transfer or exchange any Bond selected for redemption in whole or in part.

(f)New Bonds delivered upon transfer or exchange shall be valid obligations of the Issuer, evidencing the same debt as the Bond surrendered, shall be secured by this Indenture and shall be entitled to all of the security and benefits hereof to the same extent as the Bonds surrendered;

Section 206.ExecutionSection 206.Execution tc "Section 206.Execution"
\l 2 .

(a)The Bonds shall be executed by the manual or facsimile signature of the Chairman, the seal of the Issuer shall be affixed, imprinted, lithographed or reproduced thereon and the same shall be attested by the manual or facsimile signature of the Secretary.

(b)Bonds executed as above provided may be issued and shall, upon request of the Issuer, be authenticated by the Trustee or the Authenticating Agent, notwithstanding that any officer signing such Bonds or whose facsimile signature appears thereon shall have ceased to hold office at the time of issuance or authentication or shall not have held office at the date of the Bond.

Section 207.Authentication; Authenticating AgentSection
207.Authentication; Authenticating Agent tc "Section 207.Authentication; Authenticating Agent" \l 2 .

(a)No Bond shall be valid for any purpose until the Trustee's
Certificate of Authentication thereon shall have been duly executed as provided in this Indenture, and such authentication shall be conclusive proof that such Bond has been duly authenticated and delivered under this Indenture and that the owner thereof is entitled to the benefit of the trust hereby created subject to the provisions of Section 203(d) and Article XIV hereof.

(b)If the Bond Registrar is other than the Trustee, the Trustee may appoint the Bond Registrar as an Authenticating Agent with the power to act on the Trustee's behalf and subject to its direction in the authentication and delivery of Bonds in connection with transfers and exchanges under
Section 205 hereof, and the authentication and delivery of Bonds by an Authenticating Agent pursuant to this Section shall, for all purposes of this Indenture, be deemed to be the authentication and delivery "by the Trustee".

The Trustee shall, however, itself authenticate all Bonds upon their initial issuance. The Authenticating Agent may authenticate Bonds in substitution for Undelivered Bonds. The Authenticating Agent shall be entitled to reasonable compensation from the Company for its services.
(c)Any corporation into which any Authenticating Agent may be merged or converted or with which it may be consolidated, or any corporation resulting from any merger, consolidation or conversion to which any Authenticating Agent shall be a party, or any corporation succeeding to the corporate trust business of any Authenticating Agent, shall be the successor of the Authenticating Agent hereunder, if such successor corporation is otherwise eligible as a Bond Registrar under Section 204 hereof, without the execution or filing of any further document on the part of the parties hereto or the Authenticating Agent or such successor corporation.

(d)Any Authenticating Agent may at any time resign by giving written notice of resignation to the Trustee, the Issuer, the Remarketing Agent and the Company. The Trustee may at any time terminate the agency of any Authenticating Agent by giving written notice of termination to such Authenticating Agent, the Issuer and the Company. Upon receiving such a notice of resignation or upon such a termination, or in case at any time any Authenticating Agent shall cease to be eligible under this Section, the Trustee shall promptly appoint a successor Authenticating Agent, shall give written notice of such appointment to the Issuer and the Company, and shall mail notice of such appointment to all owners of Bonds as the names and addresses of such owners appear on the Bond Register.

Section 208.Payment of Principal and Interest; Interest Rights
PreservedSection 208.Payment of Principal and Interest; Interest Rights Preserved tc "Section 208.Payment of Principal and Interest; Interest Rights Preserved" \l 2 .

(a)The principal and redemption price of any Bond shall be payable, upon surrender of such Bond, at the office of the Trustee or other paying agent appointed pursuant to this Indenture. Interest on each Interest Payment Date shall be payable by check, mailed on the Interest Payment Date to the address of the person entitled thereto on the Regular Record Date or, if applicable, the Special Record Date, as such address shall appear in the Bond Register. While the Bonds bear interest at a Variable Rate, Interest shall also be payable by wire transfer to the account of a member bank of the Federal Reserve System of any owner of Bonds in the aggregate principal amount of $1,000,000 or more at the written request (identifying such account by number) of such owner received by the Trustee on or prior to the Regular Record Date or Special Record Date.

(b)Interest on any Bond which is payable, and is punctually paid or duly provided for, on any Interest Payment Date shall be paid to the person in whose name that Bond is registered at the close of business on the Regular Record Date for such interest.

(c)Any interest on any Bond which is payable, and is not punctually paid or duly provided for, on any Interest Payment Date (herein called "Defaulted Interest") shall forthwith cease to be payable to the owner of such Bonds on the relevant Regular Record Date solely by virtue of such registered owner having been such record owner on the Regular Record Date, and such Defaulted Interest shall be paid, pursuant to Section 911 hereof, to the person in whose name the Bond is registered at the close of business on a Special Record Date to be fixed by the Trustee, such date to be not more than fifteen (15) nor less than ten (10) days prior to the date of proposed payment. The Trustee shall cause notice of the proposed payment of such Defaulted Interest and the Special Record Date therefor to be mailed, first class postage prepaid, to each Bondholder, at its address as it appears in the Bond Register, not less than ten (10) days prior to such Special Record Date.

(d)Subject to the foregoing provisions of this Section 208, each Bond delivered under this Indenture, upon transfer of or exchange for or in lieu of any other Bond shall carry the rights to interest accrued and unpaid, and to accrue, as such other Bond.

All payments of principal and redemption price of and interest on the Bonds, whether upon redemption, acceleration, maturity or otherwise, shall be made first, pursuant to draws under the Credit Facility in accordance with its terms on the dates when due; second, from other Available Moneys on deposit with the Trustee and not held in trust for the benefit of the owners of the Bonds pursuant to the provisions of Article XIV hereof; and then from other collected funds available to the Trustee hereunder for such payments.
Section 209.Persons Deemed OwnersSection 209.Persons Deemed Owners tc "Section 209.Persons Deemed Owners" \l 2 .

The Issuer, the Trustee, the Bond Registrar and the Authenticating Agent may deem and treat the person in whose name any Bond is registered as the absolute owner thereof (whether or not such Bond shall be overdue and notwithstanding any notation of ownership or other writing thereon made by anyone other than the Issuer, the Trustee, the Bond Registrar or the Authenticating Agent) for the purpose of receiving payment of or on account of the principal of (and premium, if any, on), and (subject to Section 208 hereof) interest on such Bond, and for all other purposes, and neither the Issuer, the Trustee, the Bond Registrar, nor the Authenticating Agent shall be affected by any notice to the contrary. All such payments so made to any such registered owner, or upon his order, shall be valid and, to the extent of the sum or sums so paid, effectual to satisfy and discharge the liability for moneys payable upon any such Bond.

Section 210.Mutilated, Destroyed, Lost, Stolen or Undelivered
BondsSection 210.Mutilated, Destroyed, Lost, Stolen or Undelivered Bonds tc "Section 210.Mutilated, Destroyed, Lost, Stolen or Undelivered Bonds" \l 2 .

(a)If any Bond shall become mutilated, the Issuer shall execute, and the Trustee or its Authenticating Agent shall thereupon authenticate and deliver, a new Bond of like tenor and denomination in exchange and substitution for the Bond so mutilated, but only upon surrender to the Trustee of such mutilated Bond for cancellation, and the Issuer and the Trustee may require reasonable indemnity therefor. If any Bond shall be reported lost, stolen or destroyed, evidence as to the loss, theft or destruction thereof shall be submitted to the Issuer and the Trustee; and if such evidence shall be satisfactory to both and indemnity satisfactory to both shall be given, the Issuer shall execute, and thereupon the Trustee or its Authenticating Agent shall authenticate and deliver, a new Bond of like tenor and denomination. The cost of providing any substitute Bond under the provisions of this Section shall be borne by the Bondholder for whose benefit such substitute Bond is provided. If any such mutilated, lost, stolen or destroyed Bond shall have matured or be about to mature, the Issuer may, with the consent of the Trustee, pay to the owner the principal amount of such Bond upon the maturity thereof and the compliance with the aforesaid conditions by such owner, without the issuance of a substitute Bond therefor.

(b)The Issuer shall execute and the Trustee or its Authenticating
Agent shall authenticate and deliver a substitute Bond in lieu of each Undelivered Bond.

(c)Every substituted Bond issued pursuant to this Section 210 shall constitute an additional contractual obligation of the Issuer, whether or not the Bond alleged to have been destroyed, lost or stolen shall be at any time enforceable by anyone, and shall be entitled to all of the benefits of this Indenture equally and proportionately with any and all other Bonds duly issued hereunder.

(d)All Bonds shall be held and owned upon the express condition that the foregoing provisions are, to the extent permitted by law, exclusive with respect to the replacement or payment of mutilated, destroyed, lost, stolen or Undelivered Bonds and shall preclude any and all other rights or remedies.

Section 211.Temporary BondsSection 211.Temporary Bonds tc "Section 211.Temporary Bonds" \l 2 .

Pending preparation of definitive Bonds, or by agreement with the purchasers of all Bonds, the Issuer may issue, and, upon its request, the Trustee shall authenticate, in lieu of definitive Bonds one or more temporary printed or typewritten Bonds of substantially the tenor recited above in any denomination authorized under Section 202 hereof. Upon request of the Issuer, the Trustee shall authenticate definitive Bonds in exchange for and upon surrender of an equal principal amount of temporary Bonds. Until so exchanged, temporary Bonds shall have the same rights, remedies and security hereunder as definitive Bonds.

Section 212.Cancellation of Surrendered BondsSection 212.Cancellation of Surrendered Bonds tc "Section 212.Cancellation of Surrendered Bonds" \l 2 .

Bonds surrendered for payment, redemption, transfer or exchange and Bonds surrendered to the Trustee by the Issuer or by the Company for cancellation shall be cancelled by the Trustee and a certificate evidencing such cancellation shall be furnished by the Trustee to the Issuer and the Company. Bonds purchased pursuant to Section 203 hereof shall not be surrendered Bonds and, unless otherwise specifically provided in this Indenture, shall be Outstanding Bonds.

Section 213.Conditions of IssuanceSection 213.Conditions of
Issuance tc "Section 213.Conditions of Issuance" \l 2 .

(a)Prior to or simultaneously with the authentication and delivery of the Bonds by the Trustee, the Trustee shall have received notice that the conditions for the issuance of the Letter of Credit as set forth in Article VIII of the original Reimbursement Agreement have been satisfied and there shall be filed with the Trustee such documents, certificates and opinions as Trustee may require, including, the following:
(1)A copy, certified by the Secretary, of the resolution of the Issuer authorizing the issuance of the Bonds, awarding the Bonds and directing the authentication and delivery of the Bonds to or upon the order of the purchaser(s) therein named upon payment of the purchase price therein set forth.

(2)Executed counterparts of this Indenture, the Loan Agreement, the Note (endorsed without recourse by the Issuer to the Trustee), the Letter of Credit, the Reimbursement Agreement, the Tender Agency Agreement and the Remarketing Agreement.

(3)An opinion of Counsel to the Issuer, to the effect that the execution and delivery of the Loan Agreement and this Indenture have been duly authorized by the Issuer, the Loan Agreement and this Indenture have been duly executed by the Issuer and that, assuming proper authorization and execution of this Indenture by the Trustee and of the Loan Agreement by the Company, the Loan Agreement and this Indenture are the valid and binding agreements of the Issuer enforceable in accordance with their respective terms, subject to the qualification that enforceability thereof may be limited by bankruptcy, insolvency, reorganization, moratorium or similar laws affecting enforcement of creditors' rights generally and by the exercise of judicial discretion in accordance with general equitable principles.

(4)An opinion of Counsel to the Company to the effect that the execution and delivery of the Loan Agreement, the Note, the Reimbursement Agreement, the Remarketing Agreement and the Tender Agency Agreement have been duly authorized by the Company, that the Loan Agreement, the Note, the Reimbursement Agreement, the Remarketing Agreement and the Tender Agency Agreement have been duly executed and delivered by the Company, and that the Loan Agreement, the Note, the Reimbursement Agreement, the Remarketing Agreement and the Tender Agency Agreement, assuming due authorization, execution and delivery thereof by the other parties thereto, if any, are valid, binding and enforceable against the Company in accordance with their terms, subject to the qualification that enforceability thereof may be limited by bankruptcy, insolvency, reorganization, moratorium or similar laws affecting enforcement of creditors' rights generally and by the exercise of judicial discretion in accordance with general equitable principles.

(5)An opinion of Counsel to the Company to the effect that copies of such instruments and financing statements (described in such opinion) as are necessary have been recorded and filed in the manner and places required by State law with the effect that (i) the lien on this Indenture has been perfected and creates, as to the rights of the Issuer under the Loan Agreement assigned under this Indenture, a valid security interest; and (ii) that the Issuer's endorsement and pledge of the Note to the Trustee and the Trustee's possession thereof creates a valid, perfected, first priority security interest in the Note, subject to no equal or prior liens.
(6)An opinion of Counsel to the Issuer, to the effect that the issuance of the Bonds and the execution of this Indenture have been duly and validly authorized by the Issuer, that all conditions precedent to the delivery of the Bonds have been fulfilled and that the Bonds and this Indenture are valid and binding agreements of the Issuer enforceable in accordance with their terms, subject to the qualification that enforceability thereof may be limited by bankruptcy, insolvency, reorganization, moratorium or similar laws affecting enforcement of creditors' rights generally and by the exercise of judicial discretion in accordance with general equitable principles.

(7)A written request and authorization of the Issuer addressed to the Trustee directing the Trustee to authenticate and deliver the Bonds.
(8)Such other documents as the Trustee may reasonably require.

(9)A favorable opinion of Bond Counsel as to the tax-exempt status of interest on the Bonds.
(b)When the documents mentioned in paragraphs (1) through (9) of subsection (a) of this Section shall have been filed with the Trustee and when the Bonds shall have been executed as required by this Indenture, the Trustee shall authenticate the Bonds and deliver them to or upon the order of the purchaser(s) named in the resolution mentioned in paragraph (1) thereof, but only upon payment to the Trustee for the account of the Issuer of the purchase price of the Bonds. The Trustee shall be entitled to rely conclusively upon such resolution or resolutions, or document approved thereby, as to the name of the purchasers and the amount of such purchase price.

(c)Simultaneously with the delivery of the Bonds, the Trustee shall apply the proceeds of the Bonds in accordance with Article IV of this Indenture.

ARTICLE III

PURCHASE AND REMARKETING OF TENDERED BONDSARTICLE IIIPURCHASE AND REMARKETING OF TENDERED BONDS tc "ARTICLE IIIPURCHASE AND REMARKETING OF TENDERED BONDS"
Section 301.Remarketing of Tendered BondsSection 301.Remarketing of
Tendered Bonds tc "Section 301.Remarketing of Tendered Bonds" \l 2 .

(a)Not later than the close of business on the date the Tender Agent receives an Optional Tender Notice, the Tender Agent shall notify the Remarketing Agent and the Company by telephone, telex or telecopier, confirmed in writing if requested, specifying the Variable Rate Purchase Date.

(b)Not later than the close of business on the ninth (9th) day prior to the Conversion Date, the Trustee shall notify the Placement Agent and the Company by telephone, telex or telecopier, confirmed in writing if requested, specifying the aggregate principal amount of Bonds deemed tendered for mandatory purchase on the Conversion Date.

(c)Except as provided in subsection (d) below and Section 305 hereof, upon receipt by the Remarketing Agent of notice from the Tender Agent pursuant to Section 301(a) hereof and by the Placement Agent of notice from the Trustee pursuant to Section 301(b) hereof, the Remarketing Agent or the Placement Agent, as the case may be, shall use its best efforts to arrange for the sale, at par plus accrued interest, if any, of such Bonds tendered or deemed tendered for settlement on the Variable Rate Purchase Date or the Conversion Date, respectively. At or before 4:00 p.m. on the Business Day immediately preceding the Variable Rate Purchase Date or the Conversion Date, the Remarketing Agent or the Placement Agent, respectively, shall give notice by telephone, telecopier or telex, promptly confirmed in writing if requested, to the Trustee and the Tender Agent specifying the principal amount of such Bonds, if any, placed by it and to the Trustee the names, addresses and social security numbers or other tax identification numbers of the proposed purchasers thereof.

(d)Notwithstanding the provisions of subsection (c) above, any Bond purchased pursuant to the terms of this Indenture from the date notice of redemption or conversion is given shall not be remarketed except to a buyer who agrees at the time of such purchase to tender such Bond for redemption or purchase on the redemption or purchase date.

(e)During the Variable Rate Period, the Remarketing Agent shall continue to use its best efforts to arrange for the sale, at a price equal to the principal amount thereof plus accrued interest, of any Bonds purchased with moneys advanced under the Credit Facility pursuant to Section 302(a)(2) hereof; provided that Bonds purchased with moneys advanced under the Credit Facility shall not be released for delivery to the purchasers unless the Credit Facility has been reinstated by the sum of (a) the amount drawn thereunder to pay the purchase price for such Bonds and (b) interest on such portion for 120 days at a maximum rate of 15%, and the Trustee has received the executed reinstatement certificate required to be delivered by such Credit Facility Issuer. The Trustee agrees to advise the Tender Agent immediately upon receipt of such reinstatement certificate.

(f)Notwithstanding anything herein to the contrary, Bonds may be remarketed only at a price equal to the principal amount thereof plus accrued interest, if any.

Section 302.Purchase of Bonds Delivered to the Tender AgentSection 302.Purchase of Bonds Delivered to the Tender Agent tc "Section 302.Purchase of Bonds Delivered to the Tender Agent" \l 2 .

(a)There is hereby established with the Tender Agent a Bond Purchase
Fund out of which the purchase price for Bonds tendered for purchase on a Variable Rate Purchase Date, the Conversion Date or on such other date on which Bonds are remarketed shall be paid. There are hereby established in the Bond Purchase Fund two separate and segregated accounts, to be designated the "Remarketing Account" and the "Bank Account". Funds received from purchasers of Tendered Bonds (other than the Company or the Credit Facility Issuer) shall be deposited by the Remarketing Agent or the Placement Agent, as the case may be, in the Remarketing Account. At or prior to 10:00 a.m. on each Variable Rate Purchase Date or the Conversion Date, the Remarketing Agent or the Placement Agent, as the case may be, shall deliver to the Tender Agent for deposit in the Remarketing Account of the Bond Purchase Fund immediately available funds, payable to the order of the Tender Agent, in an amount equal to the purchase price of the Bonds to be delivered to the Tender Agent that have been remarketed by the Remarketing Agent or placed by the Placement Agent as specified in the notice delivered pursuant to Section 301(c) hereof. Funds, if any, drawn by the Trustee under the Credit Facility pursuant to Section 302(b) below in an amount equal to the aggregate purchase price of Bonds tendered for purchase less the amount available in the Remarketing Account shall, at the direction of the Trustee, be delivered by the Credit Facility Issuer to the Tender Agent for deposit in the Bank Account of the Bond Purchase Fund. On each Variable Rate Purchase Date and on the Conversion Date, the Tender Agent shall effect the purchase, but only from the funds listed below, of such Bonds from the owners thereof at a purchase price equal to the principal amount thereof, plus interest accrued, if any, to the date of purchase and such payment shall be made in immediately available funds. Funds from the payment of such purchase price shall be derived from the following sources in the order of priority indicated:

(1)proceeds of the remarketing of such Bonds pursuant to Section
301(c) hereof which constitute Available Moneys.

(2)moneys furnished by the Trustee to the Tender Agent representing proceeds of a drawing by the Trustee under the Credit Facility; and

(3)any other moneys available for such purposes.

(b)The Tender Agent shall advise the Trustee by telex or telecopier and shall advise the Credit Facility Issuer and the Company by telephone, in each case, no later than 10:30 a.m. on each Variable Rate Purchase Date or the Conversion Date, as the case may be, of the amount of any drawing under the Credit Facility necessary to make timely payments hereunder. The Trustee shall promptly (and in no event later than 11:00 a.m.) take all action necessary to draw on the Credit Facility the specified amount. All amounts received by the Trustee from a drawing under the Credit Facility shall be transferred to the Tender Agent and held by the Tender Agent in the Bank Account pending application of such moneys as provided in this Article III. The Trustee shall provide to the Tender Agent the funds referred to in paragraph (2) of Section 302(a) prior to the time the Tender Agent is required to apply such funds to effect the purchase of Bonds and shall notify the Tender Agent promptly after receipt of notice from the Credit Facility Issuer reinstating the Credit Facility. The Remarketing Agent shall deliver funds from the sale of Bonds held by the Credit Facility Issuer as pledgee of the Company pursuant to Section 301(e) hereof to the Tender Agent for deposit in the Remarketing Account, which funds shall be promptly paid by the Tender Agent on behalf of the Company to the Credit Facility Issuer as reimbursement under the Reimbursement Agreement. The Tender Agent shall notify the Trustee of any such reimbursement, and the Trustee shall promptly deliver to the Credit Facility Issuer any reinstatement certificate and the form of transfer certificate required by the Credit Facility.

Section 303.Delivery of Purchased BondsSection 303.Delivery of
Purchased Bonds tc "Section 303.Delivery of Purchased Bonds" \l 2 .

(a)Bonds purchased shall be delivered as follows:

(1)Bonds placed by the Remarketing Agent or the Placement Agent pursuant to Section 301 hereof shall be delivered by the Tender Agent to the Remarketing Agent or the Placement Agent, as the case may be, on behalf of the purchasers thereof.

(2)Bonds purchased with moneys described in Section 302(a)(2) shall be delivered to the Credit Facility Issuer as pledgee of the Company pursuant to the terms of the Reimbursement Agreement and the Pledge Agreement or the Credit Facility Issuer designee.

(b)Except as otherwise set forth herein, Bonds delivered as provided in this Section 303 shall be registered by the Bond Registrar in the manner directed by the recipient thereof.

(c)In the event that any Bond to be delivered to the Tender Agent is not delivered by the owner thereof properly endorsed for transfer on or prior to the Variable Rate Purchase Date or the Conversion Date, as the case may be, and there has been irrevocably deposited with the Tender Agent an amount sufficient to pay the purchase price thereof, which amount may be held by the Tender Agent in a non-interest bearing account, the Issuer shall execute and the Trustee or its Authenticating Agent shall authenticate and deliver a substitute Bond in lieu of the Undelivered Bond and the Bond Registrar shall register such Bond in the name of the purchaser thereof. Thereafter, interest on such Undelivered Bond shall cease to accrue, and the holder thereof shall be entitled only to payment of the purchase price therefor and not to the benefits of the Indenture.
(d)Notwithstanding the foregoing, Bonds purchased with funds identified in Section 302(a)(2) hereof shall be held by the Credit Facility Issuer or the Tender Agent and shall not be delivered to subsequent purchasers thereof or any other person until the Trustee has notified the Tender Agent that the Credit Facility has been reinstated to the extent of the purchase price of such Bonds and interest thereon.

Section 304.Delivery of the Proceeds of the Sale of Remarketed
BondsSection 304.Delivery of the Proceeds of the Sale of Remarketed Bonds tc "Section 304.Delivery of the Proceeds of the Sale of Remarketed Bonds" \l 2 .

The proceeds of the placement of the Bonds by the Remarketing Agent of any Bonds delivered to the Tender Agent or by the Placement Agent of Bonds on the Conversion Date shall be paid first, to the tendering Bondholders of such Bonds; second, to the Credit Facility Issuer, to the extent of any amounts drawn under the Credit Facility in connection with the payment of the purchase price for such Bonds and not reimbursed to the Credit Facility Issuer as of the time of sale of such Bonds; and third, to the Company.

Section 305.No Remarketing After Certain EventsSection 305.No
Remarketing After Certain Events tc "Section 305.No Remarketing After Certain Events" \l 2 .

Anything in this Indenture to the contrary notwithstanding, there shall be no remarketing of Bonds pursuant to this Article III after the Conversion Date or the principal of the Bonds shall have been accelerated pursuant to
Section 902 hereof.

ARTICLE IV

REFUNDING OF PRIOR BONDSARTICLE IVREFUNDING OF PRIOR BONDS tc "ARTICLE IVREFUNDING OF PRIOR BONDS"
Section 401. Refunding of Prior BondsSection 401. Refunding of Prior Bonds tc "Section 401. Refunding of Prior Bonds" \l 2 .

(a)A special fund is hereby created and designated "The Rutherford
County Industrial Facilities and Pollution Control Financing Authority Industrial Development Revenue Refunding Bonds (Watts Regulator Co. Project), Series 1994 Redemption Fund" (the "Redemption Fund"). The moneys received by the Issuer from the proceeds of the sale of the Bonds, together with the amounts described in subparagraph (d), shall be deposited to the Redemption Fund.

(b)Moneys held in the Redemption Fund shall be invested and reinvested by the Trustee, at the written direction of the Company in Investment Obligations which (i) constitute direct obligations of, or obligations the principal of and the interest on which are unconditionally guaranteed by the United States of America and which (ii) shall mature not later than December 1, 1994. Obligations so purchased as an investment of moneys in the Redemption Fund shall be deemed at all times to be part of the Redemption Fund, and the interest accruing thereon and any profit realized from such investment shall be credited to the Redemption Fund, and any loss resulting from such investment shall be charged to the Redemption Fund. The Trustee shall sell at market price or present for redemption any obligation so purchased whenever it shall be necessary so to do in order to provide cash to meet any payment or transfer from the Redemption Fund. Neither the Trustee nor the Issuer shall be liable or responsible for loss resulting from any such investment or the sale of any such investment made pursuant to the terms of this Section. The Trustee may make any and all investments permitted by this Section through its own bond or investment department, unless otherwise directed in writing by the Company.

(c)The moneys in the Redemption Fund shall be held by the Trustee in trust and shall, on October 1, 1994 or such earlier date as directed by the Company, be applied, together with additional funds contributed by the Company or by Watts Industries, Inc., to the payment in full of the outstanding principal amount of the Prior Bonds.

(d)Simultaneously with the deposit with the Trustee of the amounts described in (a) above, the Company or Watts Industries shall pay to the Trustee for deposit to the Redemption Fund all additional amounts sufficient to pay the principal of and interest on the Prior Bonds to the date of redemption thereof and to pay directly all fees, charges and expenses of the holders of the Prior Bonds and of the Prior Bondholder in connection with the redemption of the Prior Bonds. Following such payments, the Trustee shall receive from the Prior Bondholder a certificate to the effect that the Prior Bonds have been redeemed and paid in full and evidence that the Prior Bonds have been cancelled.

(e)In lieu of the procedures set forth in (a) to (d) above for redemption of the Prior Bonds, upon the direction of the Company the proceeds of the initial sale of the Bonds may be retained by the Placement Agent in escrow and, together with accrued interest to be provided by the Company, be delivered to First Union National Bank of North Carolina, the holder of all of the Prior Bonds, for payment in full of the outstanding principal and interest on the Prior Bonds.

ARTICLE V

REVENUES AND APPLICATION THEREOFARTICLE VREVENUES AND APPLICATION THEREOF tc "ARTICLE VREVENUES AND APPLICATION THEREOF"
Section 501.Revenues to be Paid Over to TrusteeSection 501.Revenues to be Paid Over to Trustee tc "Section 501.Revenues to be Paid Over to Trustee" \l 2 .

The Issuer has caused the Revenues to be paid directly to the Trustee. If, notwithstanding these arrangements, the Issuer receives any payments on account of the Note or a Credit Facility with respect to the principal or redemption price of or interest on the Bonds, the Issuer shall immediately pay over the same to the Trustee to be held as Revenues.

Section 502.The Bond FundSection 502.The Bond Fund tc "Section
502.The Bond Fund" \l 2 .

(a)There is hereby established with the Trustee a special fund to be designated "The Rutherford County Industrial Facilities and Pollution Control Financing Authority Industrial Development Revenue Refunding Bonds (Watts Regulator Co. Project), Series 1994 Bond Fund" (the "Bond Fund"), the moneys in which, in accordance with Section 502(c) hereof, the Trustee shall apply to (1) the principal or redemption price of Bonds as they mature or become due, upon surrender thereof, and (2) the interest on Bonds as it becomes payable. There are hereby established with the Trustee within the Bond Fund two separate and segregated accounts, to be designated the "Payments Account" and the "Credit Facility Account".

(b)There shall be deposited into the various accounts of the Bond Fund from time to time the following:

(1)into the Payments Account, (A) all payments of principal or redemption price (including premium) of or interest on the Note, and (B) all other moneys received by the Trustee under and pursuant to the provisions of this Indenture or any of the provisions of the Note or the Loan Agreement, when accompanied by written directions from the person depositing such moneys that such moneys are to be paid into such account of the Bond Fund. All amounts deposited in the Payments Account shall be segregated and held, with the earnings thereon, separate and apart from other funds in the Bond Fund until such amounts become Available Moneys. At such time as funds deposited in the Payments Account become Available Moneys, they may be commingled with other Available Moneys in the Payments Account; and

(2)into the Credit Facility Account, all moneys drawn by the Trustee under the Credit Facility to pay principal or redemption price (excluding any premium) of the Bonds and interest on the Bonds.

(c)Except as provided in Section 911 hereof, moneys in the Bond Fund shall be used solely for the payment of the principal or redemption price of the Bonds and interest on the Bonds from the following sources but only in the following order of priority;

(1)moneys held in the Credit Facility Account, provided that in no event shall moneys held in the Credit Facility Account be used to pay any amounts due on Bonds which are held by or for the Company, including without limitation, Bonds pledged to the Credit Facility Issuer, or to pay any portion of the redemption premiums required pursuant to Section 701(a)(2) hereof; and

(2)moneys held in the Payments Account to the extent such amounts qualify as Available Moneys (except with respect to moneys paid on Bonds that are held by or for the Company, including without limitation, Bonds pledged to the Credit Facility Issuer, which moneys need not qualify as Available Moneys).

(d)Not later than 10:00 a.m. on the third (3rd) Business Day preceding the date on which principal or redemption price of or interest on the Bonds is due and payable (the "Payment Date"), the Trustee shall have notified the Company and the Credit Facility Issuer of the amounts of principal and interest due on the Bonds on the Payment Date. Not later than 11:00 a.m. on each Payment Date, the Trustee shall present a draft or drafts under the Credit Facility in the amounts due and payable on the Bonds. Such funds shall be wired by the Bank to be deposited in the Credit Facility Account and payments due under the Bonds shall be made by the Trustee in accordance with
Section 208 and Section 502(c) hereof. Following such payment to the Bondholders, the Trustee shall, on behalf of the Company, promptly pay moneys on deposit in the Payments Account in an amount equal to the amounts of such drawing or drawings to the Bank as reimbursement to the Bank under the terms of the Reimbursement Agreement. If no amounts are owed by the Company to the Credit Facility Issuer under the Reimbursement Agreement, any amounts remaining in the Payments Account on the Business Day immediately following a Payment Date shall be paid to the Company upon request with the consent of the Credit Facility Issuer.

(e)Except as provided in the following sentence, the Bond Fund shall be depleted at least once each year, except for a reasonable carryover amount (not to exceed the greater of one year's earnings on the Bond Fund or one-twelfth (1/12th) of annual debt service). Any money deposited in the Bond Fund shall be spent within a thirteen (13) month period beginning on the date of deposit, and any amount received from investment of money held in the Bond Fund shall be spent within a one (1) year period beginning on the date of receipt. Any amounts remaining in the Bond Fund after payment in full of the principal or redemption price of and interest on the Bonds (or provisions for payment thereof) shall be paid to the Company at the written request of the Company therefor or as otherwise required by law; provided, that if any payments have been received by the Trustee from the Credit Facility in connection with such payment of the Bonds, any remaining amounts shall be paid to the Credit Facility Issuer to the extent of such payments.

Section 503.Revenues to Be Held for All Bondholders; Certain
ExceptionsSection 503.Revenues to Be Held for All Bondholders; Certain Exceptions tc "Section 503.Revenues to Be Held for All Bondholders; Certain Exceptions" \l 2 .

Revenues shall, until applied as provided in this Indenture, be held by the Trustee in trust for the benefit of the owners of all Outstanding Bonds, except that any portion of the Revenues representing principal or redemption price of any Bonds, and interest on any Bonds previously matured or called for redemption in accordance with Article VII of this Indenture, shall be held for the benefit of the owners of such Bonds only.

Section 504.Rebate FundSection 504.Rebate Fund tc "Section 504.Rebate
Fund" \l 2 .

In the event that the Company provides for the deposit of amounts from time to time for rebate to the United States of America pursuant to the Loan Agreement, the Trustee is hereby authorized to create a special fund to be designated as the Rebate Fund. The Rebate Fund shall be held separate and apart from all other funds under this Indenture and shall not be subject to the lien and pledge granted hereunder for the benefit of Bondholders. The Trustee shall remit money deposited in the Rebate Fund to the United States of America or otherwise as directed in writing by the Company. All moneys deposited in the Rebate Fund shall be held and invested at the sole direction of the Company. In making investments hereunder, or in selling or disposing of investments as required hereby, the Trustee shall have no duty or responsibility to independently verify compliance with Sections 148(d) and 148(f) of the Code and the regulations promulgated thereunder and the Trustee shall be fully protected in relying solely upon the written directions of the Company as aforesaid. Under no circumstances whatsoever shall the Trustee be liable to the Issuer, the Company or any holder for any loss of tax-exempt status of the Bonds, or any claims, demands, damages, liabilities, losses, costs or expenses resulting therefrom or in any way connected therewith, so long as the Trustee acts only in accordance with the written directions of the Company as provided hereunder. The Trustee shall not be responsible for any losses in the investment of money in the Rebate Fund made at the direction of the Company.

Section 505.Non-Presentment of Bonds; EscheatsSection
505.NonPresentment of Bonds; Escheats tc "Section 505.NonPresentment of Bonds; Escheats" \l 2 .

If any Bond or evidence of beneficial ownership of such Bond shall not be presented for payment when the principal thereof becomes due (whether at maturity, by acceleration, upon call for redemption, upon purchase or otherwise), all liability of the Issuer to the holder thereof for the payment of such Bond, shall forthwith cease, determine and be completely discharged if funds sufficient to pay such Bond and interest due thereon, if any, shall be held by the Trustee uninvested for the benefit of the holder thereof, and thereupon it shall be the duty of the Trustee to hold such funds, without liability for interest thereon, for the benefit of the holder of such Bond, who shall thereafter be restricted exclusively to such funds for any claim of whatever nature on his part under this Indenture or on, or with respect to, such Bond.

Any moneys deposited with the Trustee or then held by the Trustee in trust for the payment of the principal of or interest on the Bonds and remaining unclaimed for the period set forth in North Carolina General Statutes Section 116B-18, or any successor escheats provision, shall be paid to the appropriate officer or body as provided in Chapter 116B of the North Carolina General Statutes or any successor escheats statute. Thereafter, the holders of the Bonds shall look only to such officer or body for payment and then only to the extent of the amount so received without any interest thereon, and the Trustee shall have no responsibility with respect to such moneys.

ARTICLE VI

DEPOSITARIES OF MONEYS, SECURITY FOR
DEPOSITS AND INVESTMENT OF FUNDS; THE CREDIT FACILITYARTICLE VIDEPOSITARIES OF MONEYS, SECURITY FORDEPOSITS AND INVESTMENT OF FUNDS; THE CREDIT FACILITY tc "ARTICLE VIDEPOSITARIES OF MONEYS, SECURITY FORDEPOSITS AND INVESTMENT OF FUNDS; THE CREDIT FACILITY"
Section 601.Security for Deposits.Section 601.Security for
Deposits. tc "Section 601.Security for Deposits." \l 2
All moneys deposited with the Trustee under the provisions of this Indenture or the Loan Agreement shall be held in trust and applied only in accordance with the provisions of this Indenture and the Loan Agreement and shall not be subject to lien (other than the lien created hereby) or attachment by any creditor of the Trustee, the Issuer or the Company.

Section 602.Investment of MoneysSection 602.Investment of Moneys tc "Section 602.Investment of Moneys" \l 2 .

(a)At the request and the direction of the Company (confirmed in writing), moneys held for the credit of the Bond Fund (including any amount therein) shall be invested and reinvested by the Trustee in Investment Obligations which shall mature not later than the respective dates when the moneys held for the credit of said funds will be required for the purposes intended, provided that moneys held in the Credit Facility Account of the Bond Fund shall be invested and reinvested by the Trustee only in Governmental Obligations which shall mature not later than the date on which such moneys will be required to be paid; provided further that such investment shall only be made at the direction of the Company. The Trustee shall be entitled to rely on instruction from the Company. In making investments hereunder, or in selling or disposing of investments as required hereby, the Trustee shall have no duty or responsibility to independently verify compliance with Sections 148(d) and 148(f) of the Code and the regulations promulgated thereunder and the Trustee shall be fully protected in relying solely upon the written directions of the Company as aforesaid. Under no circumstances whatsoever shall the Trustee be liable to the Issuer, the Company or any holder for any loss of tax-exempt status of the Bonds, or any claims, demands, damages, liabilities, losses, costs or expenses resulting therefrom or in any way connected therewith, so long as the Trustee acts only in accordance with the written directions of the Company as provided hereunder.
(b)Obligations so purchased as an investment of moneys in any such fund or account shall be deemed at all times to be a part of such fund or account, and the interest accruing thereon and any profit realized from such investment shall be credited to such fund or account, and any loss resulting from such investment shall be charged to such fund or account. The Trustee shall sell at market price or present for redemption any obligation so purchased whenever it shall be necessary so to do in order to provide cash to meet any payment or transfer from any such fund or account. Neither the Trustee nor the Issuer shall be liable or responsible for loss resulting from any such investment or the sale of any such investment made pursuant to the terms of this Section.

(c)For the purpose of the Trustee's determination of the amount on deposit to the credit of any such fund or account, obligations in which moneys in such fund or account have been invested shall be valued at the lower of cost or market.

(d)The Trustee may make any and all investments permitted by this Section through its own bond or investment department, unless otherwise directed in writing by the Company Representative.

Section 603.The Credit FacilitySection 603.The Credit Facility tc
"Section 603.The Credit Facility" \l 2 .

(a)Initial Letter of Credit.

(1)The Letter of Credit shall be a direct pay letter of credit and shall provide for direct payments to or upon the order of the Trustee as hereinafter set forth and shall be the irrevocable obligation of the Bank to pay to or upon the order of the Trustee, upon request and in accordance with the terms thereof, an amount of up to $5,250,000 of which (A) $5,000,000 shall support the payment of principal of the Bonds when due and that portion of the purchase price corresponding to principal of Tendered Bonds not remarketed on any Variable Rate Purchase Date or sold on the Conversion Date, and (B) $250,000 shall support the payment of up to one hundred twenty (120) days' interest at a maximum rate of fifteen percent (15%) per annum on the Bonds when due and that portion of the purchase price corresponding to interest on Tendered Bonds not remarketed on any Variable Rate Purchase Date or sold on the Conversion Date.

(2)The Letter of Credit shall terminate automatically on the earliest of (A) the date on which a drawing under the Letter of Credit has been honored upon the maturity or acceleration of the Bonds or redemption of all the Bonds, (B) the day on which the Credit Facility Issuer receives the notice of the conversion following the Conversion Date, (C) the date on which the Bank receives notice from the Trustee that an Alternate Credit Facility is substituted for the Letter of Credit and is in effect, (D) the date on which the Bank receives notice from the Trustee that there are no longer any Bonds Outstanding and (E) the Stated Termination Date described in the Letter of Credit as it may be extended pursuant to the terms thereof.

(3)The Bank's obligation under the Letter of Credit may be reduced to the extent of any drawing thereunder, subject to reinstatement as provided therein. The Letter of Credit shall provide that, with respect to a drawing by the Trustee solely to pay interest on the Bonds on any Interest Payment Date, if the Trustee shall not have received from the Bank within ten (10) days from the date of such drawing a notice by telecopier, by telex or in writing that the Bank has not been reimbursed, the Trustee's right to draw under the Letter of Credit with respect to the payment of interest shall be reinstated on or before the eleventh (11th) day following such drawing in an amount equal to such drawing. With respect to any other drawing by the Trustee, the amount available under the Letter of Credit for payment of the purchase price of the Bonds and interest on the Bonds shall be reinstated in an amount equal to any such drawing but only to the extent that the Bank is reimbursed in accordance with the terms of the Reimbursement Agreement for the amounts so drawn.

(4)The Letter of Credit shall provide that if, in accordance with the terms of the Indenture, the Bonds shall become or be declared immediately due and payable pursuant to any provision of the Indenture, the Trustee shall be entitled to draw on the Letter of Credit to the extent that the amounts are available thereunder to pay the aggregate principal amount of the Bonds then Outstanding plus an amount of interest not to exceed one hundred twenty (120) days.

(5)Upon the termination of the Letter of Credit, the Trustee shall return the Letter of Credit to the Bank.

(b)Expiration. Unless an Alternate Credit Facility has been provided in accordance with Section 603(c) hereof at least thirty (30) days before the Interest Payment Date immediately preceding the fourteenth (14th) day prior to the expiration date of a Credit Facility, the Trustee shall call the Bonds for redemption in accordance with the Section 701(c)(2) hereof. If at any time there shall cease to be any Bonds Outstanding hereunder, the Trustee shall promptly surrender the then current Credit Facility to the Credit Facility Issuer for cancellation. The Trustee shall comply with the procedures set forth in the Credit Facility relating to the termination thereof.

(c)Alternate Credit Facilities. While the Bonds bear interest at the Variable Rate, the Company may, at its option, provide for the delivery to the Trustee of an Alternate Credit Facility and in connection with the conversion of the interest rate to a Fixed Rate, the Company shall provide for the delivery to the Trustee of an Alternate Credit Facility. The Alternate Credit Facility shall have terms in all respects material to the owners of the Bonds the same as the Credit Facility being replaced and shall be in form acceptable to the Trustee and the Tender Agent. Unless earlier required by the terms hereof, on or prior to the date of delivery of an Alternate Credit Facility to the Trustee, the Company shall furnish to the
Trustee:

(1)an opinion of Counsel stating that the delivery of such Alternate
Credit Facility to the Trustee is authorized under this Indenture and complies with the terms hereof and that such Alternate Credit Facility is enforceable against the Credit Facility Issuer thereof in accordance with its terms, and

(2)if the Bonds are rated by Moody's or S&P, written evidence (or such other evidence satisfactory to the Trustee) from Moody's, if the Bonds are rated by Moody's, and from S&P, if the Bonds are rated by S&P, in each case to the effect that such rating agency has reviewed the proposed Alternate Credit Facility and that the substitution of the proposed Alternate Credit Facility for the then current Credit Facility will not, by itself, result in:

(A)a permanent withdrawal of its rating of the Bonds, or

(B)a reduction of the then current rating of the Bonds,

or if the Bonds are not rated by Moody's or S&P, written evidence (or such other evidence satisfactory to the Trustee in its sole discretion) that obligations substantially equivalent in term to the term of the proposed Alternate Letter of Credit of the bank or institution issuing the proposed Alternate Credit Facility are rated by Moody's or S&P in the same category as the obligations of substantially equivalent term of the bank or institution which issued the Credit Facility being replaced; provided, however, if the Company provides the Trustee with an opinion of Bond Counsel that a change in the then current rating on the Bonds or a change in the Credit Facility Issuer to a bank or institution the obligations of which are rated in a different category than those obligations of equivalent term of the issuer of the Credit Facility being replaced will not adversely affect the exclusion of the interest on the Bonds from gross income from federal tax purposes, then such evidence need not be provided, but the Company shall instead provide the Trustee with written evidence (or such other evidence as shall be satisfactory to the Trustee) that the commercial paper of the bank or institution issuing the proposed Alternate Credit Facility is rated P-3 or higher by Moody's or A-3 or higher by S&P.
(3) An opinion of bond counsel approved by the Issuer that delivery of such Alternate Credit Facility will not adversely affect the exclusion of interest on the Bonds from gross income for purposes of federal income taxation.
The Trustee shall then accept such Alternate Credit Facility and surrender the previously held Credit Facility to the previous Credit Facility Issuer for cancellation promptly on or before the fifteenth (15th) day after the Alternate Credit Facility becomes effective, but not later than the fifteenth (15th) day following the last Interest Payment Date covered by the Credit Facility to be cancelled.

(d)Notices of Substitution or Replacement of Credit Facility.

(1)The Trustee shall, at least twenty (20) days prior to the proposed replacement of a Credit Facility with an Alternate Credit Facility, give notice thereof by mail to the owners of the Bonds, which notice shall include the identity of the issuer thereof and the rating, if any, to be assigned to the Bonds by Moody's or S&P following the effective date of such Alternate Credit Facility or, if the Bonds are not then rated by Moody's or S&P, then the rating assigned by Moody's or S&P to the obligations substantially equivalent in term to the term of the proposed Alternate Credit Facility of the Issuer of such Alternate Credit Facility.
(2)The Trustee shall promptly give notice of any replacement of the Credit Facility to the Issuer, the Tender Agent and the Remarketing Agent.

ARTICLE VII

REDEMPTION OR PURCHASE OF THE BONDSARTICLE VIIREDEMPTION OR PURCHASE OF THE BONDS tc "ARTICLE VIIREDEMPTION OR PURCHASE OF THE BONDS"
Section 701.Redemption or Purchase Dates and PricesSection
701.Redemption or Purchase Dates and Prices tc "Section 701.Redemption or Purchase Dates and Prices" \l 2 .

The Bonds shall be subject to redemption, and, in certain instances, to purchase, prior to maturity in the amounts, at the times and in the manner provided in this Article VII. Payments of the redemption price or the purchase price of any Bond shall be made only upon the surrender to the Trustee or its agent, as directed, of any Bond so redeemed or purchased.

(a)Optional Redemption

(1)Optional Redemption During Variable Rate Period. While the Bonds bear interest at the Variable Rate, the Bonds shall be subject to redemption, upon the written direction of the Issuer, given at the request of the Company, on any Interest Payment Date and on the Conversion Date in whole or in part, at a redemption price of one hundred percent (100%) of the principal amount thereof, without premium, plus interest accrued to the redemption date.

(2)Optional Redemption With Premium During Fixed Rate Period. While the Bonds bear interest at the Fixed Rate, the Bonds shall be subject to redemption upon the written direction of the Issuer, given at the request of the Company, in whole or in part, on any Interest Payment Date occurring on or after the dates set forth below, at the redemption prices (expressed as percentages of principal amount to be redeemed) set forth below plus interest accrued to the redemption date as follows:

Commencement of
Redemption PeriodRedemption Price

The Business Day four103% declining by 1/2% on each
(4) years from thesucceeding anniversary of the first
Conversion Dateday of the redemption period until reaching 100% and thereafter at 100%

(b)Extraordinary Optional Redemption Due to Casualty or Eminent Domain.

(1)The Bonds may be redeemed as a whole or in part by the Issuer at any time at the written direction of the Company, at a redemption price equal to one hundred percent (100%) of the principal amount thereof plus interest accrued thereon to the redemption date, without premium, under any of the following conditions, the existence of which shall be certified to the Trustee by the Company Representative:

(A)The Project shall have been damaged or destroyed to such extent that the amount of Net Proceeds of insurance exceeds $500,000 and the Company elects not to rebuild the Project or fails to so elect within ninety
(90) days of receipt by the Trustee of such Net Proceeds; or

(B)Title to, or the temporary use of, all of the Project or any substantial portion thereof shall have been taken by Eminent Domain and the amount of Net Proceeds from such taking exceeds $500,000 and the Company elects not to replace the property so taken or fails so to elect within ninety (90) days of receipt by the Trustee of such Net Proceeds.

(2)Such redemption shall occur on the next Interest Payment Date occurring not less than thirty (30) days following the expiration of such 90-day period referred to in paragraph (1) of this Section 701(b).

(c)Mandatory Redemption.

(1)Determination of Taxability. The Bonds shall be subject to mandatory redemption in whole on any date at a redemption price equal to one hundred percent (100%) of the principal amount thereof plus accrued interest to the redemption date which shall not be more than one hundred eighty (180) days following the receipt by the Trustee of a written notice of a Determination of Taxability.
(2)Failure to Provide Alternate Credit Facility. The Bonds shall be subject to mandatory redemption at any time at one hundred percent (100%) of the principal amount thereof, without premium, plus interest accrued, if any, thereon to the date of redemption, on the Interest Payment Date occurring closest to but not after fifteen (15) days prior to the date of expiration of the then current Credit Facility, unless an Alternate Credit Facility has been provided in accordance with Article VI hereof.

(3)Cessation of Operation Redemption. The Bonds shall be subject to mandatory redemption in whole on any date prior to their maturity at a redemption price equal to 100% of the principal amount thereof (payable on such redemption date), without any redemption premium, but with accrued interest thereon to the redemption date, which redemption date shall be not more than 90 days following the occurrence of a Cessation of Operation.

(d)Mandatory Purchase on Conversion Date. The Bonds shall be subject to mandatory purchase in whole on the Conversion Date at a purchase price equal to one hundred percent (100%) of the principal amount thereof, without premium, plus interest accrued, if any, thereon to the date of purchase, on the Conversion Date.


Section 702.Company to Direct Optional RedemptionSection 702.Company to Direct Optional Redemption tc "Section 702.Company to Direct Optional Redemption" \l 2 .

The Issuer shall direct the Trustee in writing to call Bonds for optional redemption when and only when it shall have been notified by the Company to do so and the Company has notified the Trustee in writing that the Company has made or intends to make a corresponding prepayment under the Note. Such direction from the Issuer to the Trustee shall be given at least forty-five (45) days but not more than sixty (60) days prior to the redemption date or such shorter period as shall be acceptable to the Trustee. So long as a Credit Facility is then held by the Trustee, the Trustee shall only call Bonds for optional redemption if it has Available Moneys in the Payments Account of the Bond Fund or has been notified by the Credit Facility Issuer that it will receive moneys pursuant to the Credit Facility, in the aggregate, sufficient to pay the redemption price of the Bonds to be called for redemption, plus accrued interest thereon.

Section 703.Selection of Bonds to be Called for RedemptionSection
703.Selection of Bonds to be Called for Redemption tc "Section 703.Selection of Bonds to be Called for Redemption" \l 2 .

Except as otherwise provided herein or in the Bonds, if less than all the Bonds are to be redeemed, the particular Bonds to be called for redemption shall be selected in the following order of priority: first, Bonds pledged to the Bank pursuant to the Pledge Agreement, second, Bonds owned by the Company and third, Bonds selected by any random or other method determined by the Trustee in its sole discretion to be fair and reasonable. The Trustee shall treat any Bond of a denomination greater than One Hundred Thousand Dollars ($100,000) as representing that number of separate Bonds each of the denomination of the minimum denomination of One Hundred Thousand Dollars ($100,000) or any integral multiple of Five Thousand Dollars ($5,000) in excess thereof as the Trustee shall so determine.

Section 704.Notice of Redemption or PurchaseSection 704.Notice of
Redemption or Purchase tc "Section 704.Notice of Redemption or Purchase" \l
2 .

(a)When required to redeem or purchase Bonds under any provision of this Article VII, or when directed to do so by the Issuer, the Trustee shall cause notice of the redemption or purchase to be given not more than sixty
(60) days and not less than twenty (20) days prior to the redemption or purchase date by mailing a copy of all notices of redemption or purchase by first class mail, postage prepaid, to all registered owners of Bonds to be redeemed or purchased at their addresses shown on the Bond Register. Failure to mail any such notice or defect in the mailing thereof in respect of any Bond shall not affect the validity of the redemption or purchase of any other Bond. Notices of redemption or purchases shall also be mailed to the Remarketing Agent and the Credit Facility Issuer, if any. Any such notice shall be given in the name of the Issuer, shall identify the Bonds to be redeemed or purchased (and, in the case of partial redemption or purchase of any Bonds, the respective principal amounts thereof to be redeemed or purchased), shall specify the redemption or purchase date, and shall state that on the redemption or purchase date, the redemption or purchase price of the Bonds called for redemption or purchase will be payable at the principal corporate trust office of the Trustee, or in the case of mandatory redemptions or purchases pursuant to Section 701(c)(2) or 701(d) hereof at the office of the Trustee's Paying Agent, if any, and that from that date interest will cease to accrue. The Trustee may use "CUSIP" numbers in notices of redemption or purchase as a convenience to Bondholders, provided that any such notice shall state that no representation is made as to the correctness of such numbers either as printed on the Bonds or as contained in any notice of redemption or purchase and that reliance may be placed only on the identification numbers containing the prefix established under the Indenture.

(b)With respect to any notice of redemption or purchase of Bonds in accordance with Section 701(c)(2) hereof, such notice shall also specify the date of the expiration of the term of the Credit Facility.

(c)After the Conversion Date, if at the time of mailing of notice of any optional redemption the Issuer shall not have deposited with the Trustee moneys sufficient to redeem all the Bonds called for redemption, such notice may state that it is conditional on the deposit of Available Moneys with the Trustee not later than the redemption date, and such notice shall be of no effect unless such moneys are so deposited.

(d)Upon redemption of less than all of the Bonds, the Trustee shall furnish to the Credit Facility Issuer a notice in the form specified by the Credit Facility Issuer to reduce the coverage provided by the Credit Facility and upon redemption of all of the Bonds, the Trustee shall surrender the Credit Facility to the Credit Facility Issuer for cancellation.

(e)Purchases under Section 701(d) hereof shall be in accordance with
Section 202(e) hereof.

Section 705.Bonds Redeemed or Purchased in PartSection 705.Bonds
Redeemed or Purchased in Part tc "Section 705.Bonds Redeemed or Purchased in Part" \l 2 .

Any Bond which is to be redeemed or purchased only in part shall be surrendered at a place stated in the notice provided for in Section 704 hereof (with due endorsement by, or a written instrument of transfer in form satisfactory to the Trustee duly executed by, the owner thereof or his attorney duly authorized in writing) and the Issuer shall execute and the Trustee or its Authenticating Agent shall authenticate and deliver to the owner of such Bond without service charge, a new Bond or Bonds, of any authorized denomination as requested by such owner in an aggregate principal amount equal to and in exchange for the unredeemed and unpurchased portion of the principal of the Bond so surrendered.

ARTICLE VIII

PARTICULAR COVENANTS AND PROVISIONSARTICLE VIIIPARTICULAR COVENANTS AND PROVISIONS tc "ARTICLE VIIIPARTICULAR COVENANTS AND PROVISIONS"
Section 801.Covenant to Pay the Bonds; Bonds Limited Obligations of the IssuerSection 801.Covenant to Pay the Bonds; Bonds Limited Obligations of the Issuer tc "Section 801.Covenant to Pay the Bonds; Bonds Limited Obligations of the Issuer" \l 2 .

(a)The Issuer covenants that it will promptly pay the principal of and interest on and other amounts payable under the Bonds at the places, on the dates and in the manner provided herein and in the Bonds according to the true intent and meaning thereof. Such principal and interest and other amounts are payable solely from the payments made by the Company on the Note and other Revenues.

(b)Rutherford County, North Carolina shall not in any event be liable for the payment of the principal of or interest on the Bonds, or for the performance of any pledge, mortgage, obligation or agreement of any kind whatsoever which may be undertaken by the Issuer, and neither the Bonds nor any of the agreements or obligations of the Issuer shall be construed to constitute an indebtedness of Rutherford County, North Carolina within the meaning of any constitutional or statutory provision whatsoever. The Bonds and the interest thereon shall not be deemed to constitute or to create in any manner a debt, liability or obligation of the State or of any political subdivision or any agency thereof or a pledge of the faith and credit of the State or any such political subdivision or any such agency, but shall be limited obligations of the Issuer payable solely from the revenues and other funds pledged therefor and shall not be payable from any other assets or funds of the Issuer, and neither the faith and credit nor the taxing power of the State or any political subdivision or any agency thereof is pledged to the payment of the principal of or the interest on the Bonds.

Section 802.Covenants to Perform Obligations Under this
IndentureSection 802.Covenants to Perform Obligations Under this Indenture tc "Section 802.Covenants to Perform Obligations Under this Indenture" \l 2 .

The Issuer covenants that it will faithfully perform at all times any and all covenants, undertakings, stipulations and provisions contained in this Indenture, in the Bonds executed and delivered hereunder and in all proceedings of the Issuer pertaining thereto and will faithfully observe and perform at all times any and all covenants, undertakings, stipulations and provisions of the Loan Agreement on its part to be observed or performed. The Issuer covenants that it is duly authorized under the Constitution and laws of the State, including particularly and without limitation the Act, to issue the Bonds authorized hereby and to enter into this Indenture, to endorse the Note to the Trustee, to pledge the payments on the Note and other Revenues in the manner and to the extent herein set forth, and to assign its interest in the Note and the Loan Agreement to the Trustee; and that all action on its part for the issuance of the Bonds issued hereunder and the execution and delivery of this Indenture has been duly and effectively taken; and that the Bonds in the hands of the owners thereof are and will be the valid and binding obligations of the Issuer according to the tenor and import thereof.

Section 803.Covenant to Perform Obligations Under the Loan
AgreementSection 803.Covenant to Perform Obligations Under the Loan Agreement tc "Section 803.Covenant to Perform Obligations Under the Loan Agreement" \l 2 .

Subject to the provisions of Section 804 of this Article, the Issuer covenants and agrees that it will not suffer, permit or take any action or do anything or fail to take any action or fail to do anything which may result in the termination or cancellation of the Loan Agreement so long as any Bond is Outstanding; that it will punctually fulfill its obligations and will require the Company to perform punctually its duties and obligations under the Loan Agreement; that it will not execute or agree to any change, amendment or modification of or supplement to the Loan Agreement or this Indenture except by a supplement or an amendment duly executed by the Issuer and the Company with the approval of the Trustee and upon the further terms and conditions set forth in Article XIII of this Indenture; that it will not agree to any abatement, reduction, abrogation, waiver, diminution or other modification in any manner or to any extent whatsoever of the obligation of the Company to pay the Note and to meet its other obligations as provided in the Loan Agreement; and that it will promptly notify the Trustee in writing of any actual or alleged Event of Default under the Loan Agreement, whether by the Company or the Issuer, and will further notify the Trustee at least thirty (30) days before the proposed date of effectiveness of any proposed termination or cancellation of the Loan Agreement.

Section 804.Trustee May Enforce the Issuer's Rights Under the Loan AgreementSection 804.Trustee May Enforce the Issuer's Rights Under the Loan Agreement tc "Section 804.Trustee May Enforce the Issuer's Rights Under the Loan Agreement" \l 2 .

The Loan Agreement, a duly executed counterpart of which has been filed with the Trustee, sets forth the covenants and obligations of the Issuer and the Company, including a provision in Section 12.9 thereof that subsequent to the issuance of the Bonds and prior to Payment of the Bonds (as defined in the Loan Agreement) the Loan Agreement and the Note may not be effectively amended, changed, modified, altered or terminated except as provided in
Article XIII of this Indenture, and reference is hereby made to the Loan Agreement for a detailed statement of said covenants and obligations of the Company under the Loan Agreement, and the Issuer agrees that the Trustee, subject to the provisions of the Loan Agreement and this Indenture reserving certain rights to the Issuer and respecting actions by the Trustee in its name or in the name of the Issuer, may enforce all rights of the Issuer and all obligations of the Company under and pursuant to the Loan Agreement for and on behalf of the Bondholders whether or not the Issuer is in default hereunder.

Section 805.Covenant Against ArbitrageSection 805.Covenant Against Arbitrage tc "Section 805.Covenant Against Arbitrage" \l 2 .

The Issuer covenants and agrees that it will not make or authorize any use, and directs the Trustee not to make or permit any use, of the proceeds of the Bonds which would cause any Bond to be an "arbitrage bond" within the meaning of Section 148 of the Code and the applicable regulations promulgated from time to time thereunder, and further covenants that it will observe and not violate the requirements of Section 148 of the Code and any such applicable regulations to the extent necessary so that the interest on the Bonds will not cease to be excluded from the gross income of the recipients thereof for federal income tax purposes by reason of such use of proceeds; provided that neither the Issuer nor the Trustee shall be liable for any investment of moneys under this Indenture made at the direction of the Company Representative.

Section 806.Inspection of the Bond RegisterSection 806.Inspection of the Bond Register tc "Section 806.Inspection of the Bond Register" \l 2 .

At reasonable times and upon reasonable regulations established by the Bond Registrar, the Bond Register may be inspected and copied by and at the expense of the Company or any Bondholder.

Section 807.Priority of Pledge and Security InterestSection
807.Priority of Pledge and Security Interest tc "Section 807.Priority of Pledge and Security Interest" \l 2 .

The pledge herein made of the Trust Estate and the security interest created herein with respect thereto constitutes a first and prior pledge of, and a security interest in, the Trust Estate. Said pledge and security interest shall at no time be impaired directly or indirectly by the Issuer or the Trustee, and the Trust Estate shall not otherwise be pledged and, except as provided herein and in the Loan Agreement, no persons shall have any rights with respect thereto.

Section 808.Insurance and Condemnation ProceedsSection 808.Insurance and Condemnation Proceeds tc "Section 808.Insurance and Condemnation Proceeds" \l 2 .

Reference is hereby made to Sections 6.4 and 6.5 of the Loan Agreement whereunder it is provided that under certain circumstances the respective Net Proceeds of insurance and condemnation awards (or Net Proceeds from a sale in lieu of condemnation) are to be paid to the Trustee and deposited in separate trust accounts (but not in the Bond Fund) and to be disbursed and paid out as therein provided. The Trustee hereby accepts and agrees to perform the duties and obligations as therein specified.

ARTICLE IX

DEFAULT AND REMEDIESARTICLE IXDEFAULT AND REMEDIES tc "ARTICLE IXDEFAULT AND REMEDIES"
Section 901.DefaultsSection 901.Defaults tc "Section 901.Defaults" \l
2 .

Each of the following events is hereby declared to be an "Event of Default":

(a)Payment of interest on any of the Bonds shall not be made when the same shall become due; or

(b)Payment of the principal or redemption price of any of the Bonds shall not be made when the same shall become due, whether at maturity or upon call for redemption or otherwise; or

(c)An "Event of Default" under the Loan Agreement shall have occurred and not have been waived; or

(d)The Trustee receives written notice from the Credit Facility Issuer that an Event of Default under the Reimbursement Agreement has occurred and has not been waived; or

(e)The Trustee receives notice by telecopier, by telex or in writing from the Credit Facility Issuer that the Credit Facility Issuer has not been reimbursed for a drawing thereon on or before the close of business on the tenth (10th) calendar day following a drawing under such Credit Facility to pay interest on the Bonds and that the interest portion of the Letter of Credit will not be reinstated for the amount so drawn; or

(f)Payment of the purchase price of any Bond tendered pursuant to
Section 203 hereof is not made when payment is due; or

(g)The Issuer shall fail to duly and punctually perform any of the covenants, conditions, agreements and provisions contained in the Bonds or in this Indenture on the part of the Issuer to be performed other than as referred to in the preceding subsections of this Section;
provided, however, that no failure specified in subsections (c) or (g) of this Section 901 shall constitute an Event of Default until written notice specifying such failure and requiring the same to be remedied shall have been given to the Company and the Issuer by the Trustee, which may give notice in its discretion and shall give such notice at the written direction of the owners of not less than twenty-five percent (25%) in aggregate principal amount of Bonds Outstanding, and the Company and the Issuer shall have had thirty (30) days after receipt of such notice to correct said failure and shall not have corrected said failure within the applicable period.

Section 902.Acceleration and Annulment ThereofSection
902.Acceleration and Annulment Thereof tc "Section 902.Acceleration and Annulment Thereof" \l 2 .

(a)Subject to the requirement that the consent of the Credit Facility

Issuer to any acceleration must be obtained in the case of an Event of Default described in subsections (c) or (g) of Section 901 hereof, upon the occurrence of an Event of Default, the Trustee may, and upon (1) the written request of the Credit Facility Issuer, or (2) the occurrence of an Event of Default described in subsection (a), (b), (d), (e) or (f) of Section 901 hereof, the Trustee shall, by notice to the Issuer, declare the entire unpaid principal of and interest on the Bonds due and payable; and upon such declaration, the said principal, together with interest accrued thereon, shall become payable immediately, without penalty or premium, at the place of payment provided therein, anything in the Indenture or in the Bonds to the contrary notwithstanding. The Trustee shall not be permitted to request receipt of indemnity to its satisfaction prior to such declaration of acceleration. Upon the occurrence of any acceleration hereunder, the Trustee shall immediately exercise such rights as it may have as the owner of the Note to declare all payments thereunder to be due and payable immediately, and to the extent it has not already done so, shall immediately draw upon the Credit Facility to the extent permitted by the terms thereof. Interest on the Bonds shall cease to accrue upon receipt by the Trustee of funds drawn under the Credit Facility.

(b)Immediately after any acceleration because of the occurrence of an Event of Default under Sections 901(a), (b), (d), (e) or (f), the Trustee shall (immediately, and in no event within two Business Days thereafter) notify in writing the Issuer, the Company, the Credit Facility Issuer and the Commission of the occurrence of such acceleration. Within five (5) days of the occurrence of any acceleration hereunder, the Trustee shall notify by first class mail, postage prepaid, the owners of all Bonds Outstanding of the occurrence of such acceleration.
(c)If, after the principal of the Bonds has become due and payable, all arrears of interest upon the Bonds are paid by the Issuer, and the Issuer also performs all other things in respect to which it may have been in default hereunder and pays the reasonable charges of the Trustee and the Bondholders, including reasonable attorneys' fees, then, and in every such case, the Credit Facility Issuer or a Majority of the Bondholders by written notice to the Issuer and to the Trustee, may annul such acceleration and its consequences, and such annulment shall be binding upon the Trustee and upon all owners of Bonds issued hereunder; provided, however, that the Trustee shall not annul any declaration without the written consent of the Credit Facility Issuer unless such acceleration has resulted from the failure of the Credit Facility Issuer to honor a proper draw for payment under the Credit Facility. Notwithstanding the foregoing, the Trustee shall not annul any acceleration which has resulted from an Event of Default which has resulted in a drawing under the Credit Facility under Section 901(e) hereof unless the Credit Facility has been reinstated in accordance with its terms to an amount equal to the principal amount of the Bonds Outstanding plus one hundred twenty (120) days' interest accrued thereon, and the Trustee has received written notice of such reinstatement from the Credit Facility Issuer. The Trustee shall forward a copy of any notice from Bondholders received by it pursuant to this paragraph to the Company. Immediately upon such annulment, the Trustee shall cancel, by notice to the Company, any demand for payment of the Note made by the Trustee pursuant to this Section 902.

Section 903.Other RemediesSection 903.Other Remedies tc "Section
903.Other Remedies" \l 2 .

If any Event of Default occurs and is continuing, the Trustee, before or after the principal of the Bonds becomes immediately due and payable, may enforce each and every right granted to it as the owner of the Note and under the Loan Agreement and any supplements or amendments thereto. In exercising such rights and the rights given the Trustee under this Article IX, the Trustee shall take such action as, in the judgment of the Trustee applying the standards described in Section 1001 hereof, would best serve the interests of the Bondholders.

Section 904.Legal Proceedings by the TrusteeSection 904.Legal
Proceedings by the Trustee tc "Section 904.Legal Proceedings by the Trustee" \l 2 .

(a)If any Event of Default has occurred and is continuing, the Trustee in its discretion may, and upon the written request of the Credit Facility Issuer or the owners of not less than twenty-five percent (25%) in aggregate principal amount of the Outstanding Bonds and receipt of indemnity to its satisfaction shall, in its own name:

(1)By mandamus, or other suit, action or proceeding at law or in equity, enforce all rights of the Bondholders hereunder;

(2)Bring suit upon the Bonds, the Credit Facility (but only to the extent the Credit Facility Issuer shall have wrongfully dishonored drawings made in strict conformity with the terms hereof) and the Note; and
(3)By action or suit in equity seek to enjoin any acts or things which may be unlawful or in violation of the rights of the Bondholders.

(b)If an Event of Default under Section 901(c) occurs and is continuing, the Trustee in its discretion may, and upon the written request of the owners of not less than twenty-five percent (25%) in aggregate principal amount of the Outstanding Bonds and receipt of indemnity to its satisfaction shall, enforce each and every right granted to it under the Loan Agreement or as owner of the Note.
Section 905.Discontinuance of Proceedings by the TrusteeSection
905.Discontinuance of Proceedings by the Trustee tc "Section
905.Discontinuance of Proceedings by the Trustee" \l 2 .

If any proceeding commenced by the Trustee on account of any Event of Default is discontinued or is determined adversely to the Trustee, then the Company, the Credit Facility Issuer, the Issuer, the Trustee and the Bondholders shall be restored to their former positions and rights hereunder as though no proceedings had been commenced.

Section 906.Credit Facility Issuer or Bondholders May Direct
ProceedingsSection 906.Credit Facility Issuer or Bondholders May Direct Proceedings tc "Section 906.Credit Facility Issuer or Bondholders May Direct Proceedings" \l 2 .

Anything to the contrary in this Indenture notwithstanding, either the Credit Facility Issuer if a Credit Facility is in effect (and no default has occurred and is continuing under the Credit Facility), or a Majority of the Bondholders, if there is no Credit Facility in effect, shall have the right, after furnishing indemnity satisfactory to the Trustee, to direct the method and place of conducting all remedial proceedings by the Trustee hereunder, provided that such direction shall not be in conflict with any rule of law or with this Indenture or unduly prejudice the rights of minority Bondholders.

Section 907.Limitations on Actions by the BondholdersSection
907.Limitations on Actions by the Bondholders tc "Section 907.Limitations on Actions by the Bondholders" \l 2 .

(a)No Bondholder shall have any right to bring suit on the Credit
Facility. No Bondholder shall have any right to pursue any other remedy hereunder unless:

(1)the Trustee shall have been given written notice of an Event of Default;

(2)the owners of not less than twenty-five percent (25%) in aggregate principal amount of the Outstanding Bonds shall have requested the Trustee, in writing, to exercise the powers hereinabove granted or to pursue such remedy in its or their name or names;

(3)the Trustee shall have been offered indemnity satisfactory to it against costs, expenses and liabilities, except that no offer of indemnification shall be required for a declaration of acceleration under
Section 902 hereof or for a drawing under the Credit Facility;
(4)the Trustee shall have failed to comply with such request within a reasonable time; and
(5)prior to the Conversion Date, the Credit Facility Issuer has failed to honor a proper draw request under the Credit Facility.

(b)Notwithstanding the foregoing provisions of subsection (a) of this
Section 907 or any other provision of this Indenture, the obligation of the Issuer shall be absolute and unconditional to pay hereunder, but solely from the Revenues and other funds pledged under this Indenture, the principal or redemption price of, and interest on, the Bonds to the respective owners thereof on the respective due dates thereof, and nothing herein shall affect or impair the right of action, which is absolute and unconditional, of such owners to enforce such payment.

Section 908.Trustee May Enforce Rights Without Possession of the
BondsSection 908.Trustee May Enforce Rights Without Possession of the Bonds tc "Section 908.Trustee May Enforce Rights Without Possession of the Bonds" \l 2 .

All rights under this Indenture and the Bonds may be enforced by the Trustee without the possession of any Bonds or the production thereof at the trial or other proceedings relative thereto, and any proceedings instituted by the Trustee shall be brought in its name for the ratable benefit of the owners of the Bonds.

Section 909.Remedies Not ExclusiveSection 909.Remedies Not
Exclusive tc "Section 909.Remedies Not Exclusive" \l 2 .

No remedy herein conferred is intended to be exclusive of any other remedy or remedies, and each remedy is in addition to every other remedy given hereunder or now or hereafter existing at law or in equity or by statute.

Section 910.Delays and Omissions Not to Impair RightsSection
910.Delays and Omissions Not to Impair Rights tc "Section 910.Delays and Omissions Not to Impair Rights" \l 2 .

No delays or omission in respect of exercising any right or power accruing upon any default shall impair such right or power or be a waiver of such default, and every remedy given by this Article IX may be exercised from time to time and as often as may be deemed expedient.

Section 911.Application of Moneys in the Event of DefaultSection
911.Application of Moneys in the Event of Default tc "Section 911.Application of Moneys in the Event of Default" \l 2 .

(a)Any moneys received by the Trustee under this Article IX shall be applied in the following order; provided that any moneys received by the Trustee from a drawing under the Credit Facility shall be applied to the extent permitted by the terms thereof only as provided in paragraph (2) below with respect to the principal of, and interest accrued on, Bonds other than Bonds held by or for the Company:

(1)To the payment of the reasonable costs of the Trustee, including counsel fees and any disbursements of the Trustee with interest thereon at the per annum rate equal to the "Prime" or "Base" rate of the Credit Facility Issuer, and the payment of reasonable costs and expenses of the Issuer, including counsel fees, incurred in connection with the Event of Default; and

(2)To the payment of principal or redemption price (as the case may be) and interest on the Bonds, and in case such moneys shall be insufficient to pay the same in full, then to payment of principal or redemption price and interest ratably, without preference or priority of one over another or of any installment of interest over any other installment of interest.

(b)The surplus, if any, shall be paid to the Company or the person lawfully entitled to receive the same as a court of competent jurisdiction may direct; provided that, if the Trustee has received payments on the Credit Facility following the Event of Default, the surplus shall be paid to the Credit Facility Issuer to the extent of such payments to the extent the Credit Facility Issuer has not been reimbursed for such payments and its fees and expenses related thereto.

Section 912.Trustee and Bondholders Entitled to All Remedies Under the ActSection 912.Trustee and Bondholders Entitled to All Remedies Under the Act tc "Section 912.Trustee and Bondholders Entitled to All Remedies Under the Act" \l 2 .

It is the purpose of this Article IX to provide such remedies to the Trustee and the Bondholders as may be lawfully granted under the provisions of the Act, but should any remedy herein granted be held unlawful, the Trustee and the Bondholders shall nevertheless be entitled to every remedy provided by the Act. It is further intended that, insofar as lawfully possible, the provisions of this Article shall apply to and be binding upon any trustee or receiver appointed under applicable law.

Section 913.Trustee May File Claim in BankruptcySection 913.Trustee May File Claim in Bankruptcy tc "Section 913.Trustee May File Claim in Bankruptcy" \l 2 .

(a)In case of the pendency of any receivership, insolvency, liquidation, bankruptcy, reorganization, arrangement, adjustment, composition or other similar judicial proceeding relating to the Issuer, the Company or any other obligor upon the Loan Agreement or the Bonds or to property of the Issuer, the Company, or such other obligor or the creditors of any of them, the Trustee (irrespective of whether the principal of the Bonds shall then be due and payable as therein expressed or by declaration or otherwise and irrespective of whether the Trustee shall have made any demand on the Company for the payment on the Note of an amount equal to overdue principal or interest or additional interest) shall be entitled and empowered, by intervention in such proceedings or otherwise;

(1)to file and prove a claim for the whole amount of principal and interest owing and unpaid in respect of the Bonds and to file such other papers or documents as may be necessary or advisable in order to have the claims of the Trustee (including any claim for the reasonable compensation, expenses, disbursements and advances of the Trustee, its agents and counsel) and of the Bondholders allowed in such judicial proceeding; and

(2)to collect and receive any moneys or other property payable or deliverable on any such claims and to distribute the same;

and any receiver, assignee, trustee, liquidator, sequestrator (or other similar official) in any such judicial proceeding is hereby authorized by the Bondholders to make such payments to the Trustee, and in the event that the Trustee shall consent to the making of such payments directly to the Bondholders, to pay to the Trustee any amount due to it for the reasonable compensation, expenses, disbursements and advances of the Trustee, its agents and counsel, and any other amounts due the Trustee under Section 911 hereof.
(b)Nothing herein contained shall be deemed to authorize the Trustee to authorize or consent to or accept, or adopt on behalf of the Bondholders, any plan of reorganization, arrangement, adjustment or composition affecting the Bonds or the rights of any Bondholder thereof, or to authorize the Trustee to vote in respect of the claim of the Bondholders in any such proceeding.

(c)All moneys received by the Trustee pursuant to any right given or action taken under this Indenture shall, after payment of the costs and expenses of the proceedings resulting in the collection of such moneys and the fees and expenses of the Trustee, be deposited in the Bond Fund and applied to the payment of the principal of, redemption premium, if any, and interest then due and unpaid on the Bonds in accordance with the provisions of this Indenture.

Section 914.ReceiverSection 914.Receiver tc "Section 914.Receiver" \l
2 .

Upon the occurrence of an Event of Default and upon the filing of a suit or other commencement of judicial proceedings to enforce the rights of the Trustee and of the Bondholders under this Indenture, the Trustee shall be entitled, as a matter of right, to the appointment of a receiver or receivers of the amounts payable on the Note or otherwise under the Loan Agreement and assigned to the Trustee under this Indenture pending such proceedings, with such powers as the court making such appointment shall confer, whether or not any such amounts payable shall be deemed sufficient ultimately to satisfy the Bonds.

New TAB SETTING (4-digit Section #'s) -- to allow enough space for Indent between Section #'s and titles.ARTICLE X

CONCERNING THE TRUSTEEARTICLE XCONCERNING THE TRUSTEE tc "ARTICLE XCONCERNING THE TRUSTEE"
Section 1001.Acceptance of the TrustsSection 1001.Acceptance of the Trusts tc "Section 1001.Acceptance of the Trusts" \l 2 .

The Trustee hereby represents and warrants to the Issuer (for the benefit of the Company and the Bondholders as well as the Issuer) that it is a national banking association and that it is duly authorized under the laws of the United States of America to accept and execute trusts of the character herein set out.

The Trustee accepts and agrees to execute the trusts imposed upon it by this Indenture, but only upon the terms and conditions set forth in this Article and subject to the provisions of this Indenture including the following express terms and conditions, to all of which the parties hereto and the Bondholders agree:

(a)Except during the continuance of an Event of Default, the Trustee undertakes to perform such duties and only such duties as are specifically set forth in this Indenture, and no implied covenants or obligations shall be read into this Indenture against the Trustee.

(b)In case an Event of Default has occurred and is continuing, the Trustee shall exercise such of the rights and powers vested in it by this Indenture, and use the same degree of care and skill in their exercise, as a prudent man would exercise or use under the circumstances in the conduct of his own affairs.

(c)The Trustee may execute any of the trusts or powers hereof and perform any of its duties by or through attorneys, agents, receivers or employees and it shall not be responsible for any misconduct or negligence of any such attorney, agent or receiver appointed by it upon due care, and shall be entitled to act upon the opinion or advice of its counsel concerning all matters of trust hereof and the duties hereunder, and may in all cases be reimbursed hereunder for reasonable compensation paid to all such attorneys, agents, receivers and employees as may reasonably be employed in connection with the trust hereof. The Trustee may conclusively rely upon an opinion of counsel and shall not be responsible for any loss or damage resulting from any action or non-action by it taken or omitted to be taken in good faith in reliance upon such opinion of counsel.

(d)Except as is specifically provided in Section 1019 with respect to the filing of continuation statements, the Trustee shall not be responsible for any recital herein, or in the Bonds (except in respect to the authentication certificate of the Trustee endorsed on the Bonds), or for insuring the Trust Estate or any part of the Project or collecting any insurance moneys, or for the validity of the execution hereof by the Issuer or of any supplements hereto or instruments of further assurance, or for the sufficiency of the security for the Bonds; and the Trustee shall not be bound to ascertain or inquire as to the performance or observance of any agreements or conditions on the part of the Issuer or on the part of the Company under the Loan Agreement, except as hereinafter set forth; but the Trustee may require of the Issuer or the Company full information and advice as to the performance of the agreements and conditions aforesaid and as to the condition of the Trust Estate.

(e)The Trustee shall not be liable in connection with the performance or non-performance of its duties under this Indenture except for its own grossly negligent action, its own grossly negligent failure to act, or its own willful misconduct, except that:

(1)this subsection shall not be construed to limit the effect of subsection (a) of this Section 1001;

(2)The Trustee shall not be liable for any error of judgment made in good faith by a Responsible Officer or Officers of the Trustee unless it shall be proved that the Trustee was grossly negligent in ascertaining the pertinent facts; and

(3)The Trustee shall not be liable with respect to any action taken or omitted to be taken by it in good faith in accordance with the direction of a Majority of the Bondholders relating to the time, method and place of conducting any proceeding for any remedy available to the Trustee, or exercising any trust or power conferred upon the Trustee under this Indenture.

(f)Whether or not therein expressly so provided, every provision of this Indenture that in any way relates to the Trustee, including without limitation Sections 1003 and 1004 hereof, shall be subject to the provisions of this Section 1001.

Section 1002.Trustee to Give NoticeSection 1002.Trustee to Give
Notice tc "Section 1002.Trustee to Give Notice" \l 2 .

(a)The Trustee shall not be required to take notice or be deemed to have notice of any default hereunder, except failure by the Issuer to cause to be made any of the payments to the Trustee required to be made by
Article V or failure by the Issuer or the Company to file with the Trustee any document required by this Indenture or the Loan Agreement to be so filed, unless the Trustee shall be notified of such default by the Issuer or by the holders of 25% in aggregate principal amount of Bonds then Outstanding or unless a responsible corporate trust officer of the Trustee charged with the responsibility for the management of the trusts conferred by this Indenture shall have actual knowledge of such default.
(b)If a responsible trust officer of the Trustee charged with the responsibility for the management of the trusts conferred by this Indenture shall have actual knowledge of any Event of Default continuing hereunder, the Trustee shall give to all Bondholders, to the Credit Facility Issuer and to the Commission written notice of all such defaults within thirty (30) days after receipt of such information.
(c)Promptly upon receipt of notice of the occurrence of a Determination of Taxability, the Trustee shall give notice thereof to the Company, the Issuer, the Bondholders and former Bondholders and to the Credit Facility Issuer.

Section 1003.Trustee Entitled to IndemnitySection 1003.Trustee
Entitled to Indemnity tc "Section 1003.Trustee Entitled to Indemnity" \l 2 .

(a)The Company shall indemnify the Trustee its officers, directors and employees against any loss, liability or expense incurred by it arising out of or in connection with the acceptance or administration of its duties under this Indenture, except as set forth in subsection (b) below. The Trustee shall notify the Company promptly of any claim for which it may seek indemnity. Except where the Company is the claimant, the Company shall have full and sole right to defend the claim, and the Trustee shall cooperate in the defense. If the Trustee engages separate counsel, the Trustee shall pay all fees and expenses of such counsel and the Company shall no longer have the obligation to indemnify the Trustee; provided, however that the Trustee shall have the right to retain separate counsel, with the fees and expenses to be paid by the Company, if representation of the Trustee would be inappropriate due to an actual conflict of interest, as reasonably determined by either party, between the Trustee and the Company. The Company shall not be responsible for any settlement reached without the Company's consent.

(b)The Company shall not be obligated to reimburse any expense or to indemnify against any loss or liability incurred by the Trustee through its gross negligence, willful misconduct or bad faith.

(c)To secure the Company's payment obligations in this Section and in
Section 911, the Trustee shall have a lien prior to the lien of the Trustee for the benefit of the owners of the Bonds on all money or property held or collected by the Trustee, except for amounts drawn under the Credit Facility [and money and property held in the Rebate Fund], as to which the Trustee shall have no such lien. Such obligations shall survive the satisfaction and discharge of this Indenture.

(d)When the Trustee or Issuer incurs expenses or renders services after an Event of Default, the expenses and compensation for the services are intended to constitute expenses of administration under any applicable bankruptcy law.

(e)The Trustee may begin suit, or appear in and defend suit, or do anything else in its judgment proper to be done by it as such Trustee, without indemnity under paragraph (a) above, and in such case the Issuer shall reimburse the Trustee and the Issuer, on an equal basis, from funds available therefor under the Loan Agreement for all costs and expenses, outlays and counsel fees and other reasonable disbursements properly incurred in connection therewith; provided, however, that the Trustee shall:

(1)make all payments hereunder of principal and redemption price of and interest on the Bonds and of the purchase price of Bonds tendered at the option of the owners thereof or purchased by the Company in lieu of redemption,

(2)accelerate the Bonds when required to do so hereunder other than at the direction of the Bondholders, and

(3)draw on the Credit Facility when required to do so hereunder,

each without the necessity of the Bondholders providing security or indemnity to the Trustee. If the Issuer shall fail to make reimbursement, the Trustee may reimburse itself from any moneys in its possession under the provisions of this Indenture other than moneys drawn under the Credit Facility and shall be entitled with respect thereto to a preference over the Bonds.

Section 1004.Trustee Not Responsible for Insurance, Taxes, Execution of this Indenture, Acts of the Issuer or Application of the Moneys Applied in Accordance with this IndentureSection 1004.Trustee Not Responsible for Insurance, Taxes, Execution of this Indenture, Acts of the Issuer or Application of the Moneys Applied in Accordance with this Indenture tc "Section 1004.Trustee Not Responsible for Insurance, Taxes, Execution of this Indenture, Acts of the Issuer or Application of the Moneys Applied in Accordance with this Indenture" \l 2 .

(a)The Trustee shall not be under any obligation to effect or maintain insurance or to renew any policies of insurance or to inquire as to the sufficiency of any policies of insurance carried by the Company, or to report, or make or file claims or proof of loss for, any loss or damage insured against or which may occur, or to keep itself informed or advised as to the payment of any taxes or assessments, or to require any such payment to be made. The Trustee shall have no responsibility in respect of the validity, sufficiency, due execution or acknowledgment of this Indenture or any supplements thereto or instruments of further assurance or the validity or sufficiency of the security provided hereunder or in respect of the validity of the Bonds or the due execution or issuance thereof. The Trustee shall not be under any obligation to see that any duties herein imposed upon any party other than itself, or any covenants herein contained on the part of any party other than itself to be performed, shall be done or performed, and the Trustee shall be under no liability for failure to see that any such duties or covenants are so done or performed.

(b)The Trustee shall not be liable or responsible because of the failure of the Issuer or of any of its employees or agents to make any collections or deposits or to perform any act herein required of the Issuer or because of the loss of any moneys arising through the insolvency or the act or default or omission of any other depositary in which such moneys shall have been deposited under the provisions of this Indenture. The Trustee shall not be responsible for the application of any of the proceeds of the Bonds or any other moneys deposited with it and paid out, withdrawn or transferred hereunder if such application, payment, withdrawal or transfer shall be made in accordance with the provisions of this Indenture. The Trustee shall not be responsible or liable for any loss suffered in connection with any investment of funds made by it in accordance with Section 602.
(c)The permissive right of the Trustee to do things enumerated in this Indenture shall not be construed as a duty, and the Trustee shall not be answerable for other than its gross negligence or willful misconduct. The immunities and exemptions from liability of the Trustee hereunder shall extend to its directors, officers, employees and agents.

Section 1005.CompensationSection 1005.Compensation tc "Section
1005.Compensation" \l 2 .

Subject to the provisions of any agreement relating to the compensation of the Trustee, the Issuer shall cause the Company to pay to the Trustee as Administrative Expenses its reasonable fees, charges and out-of-pocket expenses in accordance with Section 7.5 of the Loan Agreement. In computing the Trustee's compensation, the parties shall not be limited by any law on the compensation of an express trust. If the Company shall fail to make any payment required by this Section 1005, the Trustee may, but shall be under no obligation to, make such payment from any moneys in its possession under the provisions of this Indenture and shall be entitled to a preference therefor over the Bonds hereunder; provided that no payments under this Section 1005 shall be made with moneys drawn under the Credit Facility.

Section 1006.Trustee to Preserve RecordsSection 1006.Trustee to
Preserve Records tc "Section 1006.Trustee to Preserve Records" \l 2 .

All records and files pertaining to the Project in the custody of the Trustee shall be open at all reasonable times to the inspection of the Issuer, the Credit Facility Issuer and the Company and their agents and representatives.

Section 1007.Trustee May Be a BondholderSection 1007.Trustee May Be a Bondholder tc "Section 1007.Trustee May Be a Bondholder" \l 2 .

The institution acting as Trustee under this Indenture, and its directors, officers, employees or agents, may in good faith buy, sell, own, hold and deal in the Bonds issued under and secured by this Indenture, and may join in the capacity of a Bondholder in any action which any Bondholder may be entitled to take with like effect as if such institution were not the Trustee under this Indenture. To the extent permitted by law, such institution may also receive tenders and purchase in good faith Bonds from itself, including any department, affiliate or subsidiary, with like effect as if it were not the Trustee.

Section 1008.Trustee Not Responsible for RecitalsSection 1008.Trustee
Not Responsible for Recitals tc "Section 1008.Trustee Not Responsible for Recitals" \l 2 .

The recitals, statements and representations contained herein and in the Bonds shall be taken and construed as made by and on the part of the Issuer and not by the Trustee, and the Trustee shall not be under any responsibility for the correctness of the same.

Section 1009.No Trustee Responsibility for Recording or FilingSection 1009.No Trustee Responsibility for Recording or Filing tc "Section 1009.No Trustee Responsibility for Recording or Filing" \l 2 .

Except as set forth in Section 1019, the Trustee shall not be under any obligation to see to the recording or filing of this Indenture, the Loan Agreement, any financing statements or any other instrument or otherwise to the giving to any person of notice of the provisions hereof or thereof.

Section 1010.Trustee May Require InformationSection 1010.Trustee May
Require Information tc "Section 1010.Trustee May Require Information" \l 2 .

Except for the obligations of the Trustee under Section 902 and the obligations of the Trustee to make payments on the Bonds when due and to draw under the Credit Facility as required hereunder, anything contained in this Indenture to the contrary notwithstanding, the Trustee shall have the right, but shall not be required, to demand, as a condition of any action by the Trustee in respect of the authentication of any Bonds, the withdrawal of any cash, the release of any property, or any action whatsoever within the purview of this Indenture, any showings, certificates, opinions, appraisals or other information, or evidence of corporate authority, in addition to that required by the terms hereof.

Section 1011.Trustee May Rely on CertificatesSection 1011.Trustee May
Rely on Certificates tc "Section 1011.Trustee May Rely on Certificates" \l
2 .

The Trustee shall be protected and shall incur no liability in acting or proceeding, or in not acting or not proceeding, in good faith and in accordance with the terms of this Indenture, upon any ordinance, resolution, order, notice, request, consent, waiver, certificate, statement, instrument, opinion, affidavit, requisition, bond or other paper or document which it shall in good faith believe to be genuine and to have been adopted or signed by the proper board or person or to have been prepared and furnished pursuant to any of the provisions of the Loan Agreement or this Indenture, or upon the written opinion of any attorney, engineer, accountant or other expert believed by it to be qualified in relation to the subject matter, and the Trustee shall not be under any duty to make any investigation or inquiry as to any statements contained or matters referred to in any such instrument. Any action taken by the Trustee pursuant to this Indenture upon the request or authority or consent of any person who at the time of making such request or giving such authority or consent is the owner of any Bond shall be conclusive and binding upon all future owners of the same Bond and upon Bonds issued in exchange therefor or in place thereof.

Section 1012.Trustee BondSection 1012.Trustee Bond tc "Section
1012.Trustee Bond" \l 2 .

The Trustee shall not be required to give any bond or surety in respect to the execution of its rights and obligations hereunder.

Section 1013.Segregation of Funds; InterestsSection 1013.Segregation of Funds; Interests tc "Section 1013.Segregation of Funds; Interests" \l 2 :

All moneys received by the Trustee shall, until used or applied or invested as herein provided, be held in trust in the manner and for the purposes for which they were received but need not be segregated from other funds except to the extent required by this Indenture or law. The Trustee shall not be under any liability for interest on any moneys received hereunder.

Section 1014.Qualification of the TrusteeSection 1014.Qualification of the Trustee tc "Section 1014.Qualification of the Trustee" \l 2 .

There shall at all times be a Trustee hereunder which shall be an association or a corporation organized and doing business under the laws of the United States of America or of any state, authorized under such laws and the applicable laws of the State to exercise corporate trust powers and act as Bond Registrar hereunder, having a combined capital and surplus of at least One Hundred Million Dollars ($100,000,000), and subject to supervision or examination by federal or state authority. If such association or corporation is not a commercial bank or trust company, it shall also have a rating by Moody's (if the Bonds are then rated by Moody's) of BAA 3/P3 or higher, or by S&P (if the Bonds are then rated by S&P) of Baa/A3 or higher or shall otherwise be approved in writing by Moody's or S&P, as the case may be. If such association or corporation publishes reports of condition at least annually, pursuant to law or to the requirements of the aforesaid supervising or examining authority, then for the purposes of this Section 1014, the combined capital and surplus of such association or corporation shall be deemed to be its combined capital and surplus as set forth in its most recent report of condition so published. If at any time the Trustee shall cease to be eligible in accordance with the provisions of this Section 1014, it shall resign immediately in the manner and with the effect specified in Section
1015 hereof.

Section 1015.Resignation and Removal of the TrusteeSection
1015.Resignation and Removal of the Trustee tc "Section 1015.Resignation and Removal of the Trustee" \l 2 .

(a)No resignation or removal of the Trustee and no appointment of a successor Trustee pursuant to this Article shall become effective until the acceptance of appointment by the successor Trustee under Section 1016 hereof.

(b)The Trustee may resign at any time by giving written notice thereof to the Issuer and the Company. If an instrument of acceptance by a successor Trustee shall not have been delivered to the Trustee within thirty (30) days after the giving of such notice of resignation, the retiring Trustee may petition any court of competent jurisdiction for the appointment of a successor Trustee.

(c)The Trustee may be removed at any time by an instrument or instruments in writing to the Trustee, with copies to the Issuer and the Company, signed by a Majority of the Bondholders or by their attorneys, legal representatives or agents and delivered to the Trustee, the Issuer and the Company (such instruments to be effective only when received by the Trustee).

(d)If at any time:

(1)the Trustee shall cease to be eligible under Section 1014 hereof, and shall fail to resign after written request therefor by the Company or by a Majority of the Bondholders, or

(2)the Trustee shall become incapable of acting or shall be adjudged a bankrupt or insolvent or a receiver of the Trustee or of its property shall be appointed or any public officer shall take charge or control of the Trustee or of its property or affairs for the purpose of rehabilitation, conservation or liquidation, then, in any such case, the Issuer or the Company may remove the Trustee, or any Bondholder may petition any court of competent jurisdiction for the removal of the Trustee and the appointment of a successor.

(e)If the Trustee shall resign, be removed or become incapable of acting, or if a vacancy shall occur in the office of Trustee for any cause, the Issuer with the approval of the Company shall promptly appoint a
successor.   If no successor Trustee shall have been so appointed by the
Issuer and approved by the Company or a Majority of the Bondholders and accepted appointment in the manner hereinafter provided, any Bondholder, if he has been a bona fide owner of a Bond for at least six (6) months, may petition any court of competent jurisdiction for the appointment of a successor Trustee.

(f)The Issuer shall give notice of each resignation and each removal of the Trustee and each appointment of a successor Trustee by mailing written notice of such event by first-class mail, postage prepaid, to each Bondholder. Each notice shall include the name and address of the principal corporate trust office of the successor Trustee.

Section 1016.Successor TrusteeSection 1016.Successor Trustee tc
"Section 1016.Successor Trustee" \l 2 .

(a)Every successor Trustee appointed hereunder shall execute, acknowledge and deliver to its predecessor, and also to the Issuer and the Company, an instrument in writing accepting such appointment hereunder, and thereupon and upon transfer of the Credit Facility to the successor Trustee such successor Trustee without any further act, shall become fully vested with all the rights, immunities, powers and trusts, and subject to all the duties and obligations, of its predecessors; but such predecessor shall, nevertheless, on the written request of its successor or of the Issuer and upon payment of the expenses, charges and other disbursements of such predecessor which are payable pursuant to the provisions of Section 1005 hereof, execute and deliver an instrument transferring to such successor Trustee all the rights, immunities, powers and trusts of such predecessor hereunder; and every predecessor Trustee shall deliver all property and moneys held by it hereunder to its successor, subject, nevertheless, to its preference, if any, provided for in Sections 1003 and 1005 hereof. Should any instrument in writing from the Issuer be required by any successor Trustee for more fully and certainly vesting in such Trustee the rights, immunities, powers and trusts hereby vested or intended to be vested in the predecessor Trustee, any such instrument in writing shall and will, on request, be executed, acknowledged and delivered by the Issuer. The resignation of any Trustee and the instrument or instruments removing any Trustee and appointing a successor hereunder, together with all other instruments provided for in this Article, shall be filed and/or recorded by the successor Trustee in each recording office where this Indenture and the Financing Statements have been filed and/or recorded.
(b)Notwithstanding any of the foregoing provisions of this Article, any bank or trust company having power to perform the duties and execute the trusts of this Indenture and otherwise qualified to act as Trustee hereunder with or into which the bank or trust company acting as Trustee may be merged or consolidated, or to which the assets and business of such bank or trust company may be sold, shall be deemed the successor of the Trustee.

Section 1017.Co-TrusteeSection 1017.CoTrustee tc "Section
1017.CoTrustee" \l 2 .

It is the purpose of this Indenture that there shall be no violation of any law of any jurisdiction denying or restricting the right of certain banking corporations or associations to transact business as trustee as contemplated herein in such jurisdiction. It is recognized that in case of litigation under this Indenture and in particular in case of the enforcement of the security interest contained in this Indenture upon the occurrence of an Event of Default, it may be necessary that the Trustee appoint an additional individual or institution as a separate Trustee or Co-Trustee, which shall be satisfactory to the Company. The following provisions of this
Section 1017 are adapted to these ends:

(a)In the event of the incapacity or lack of authority of the Trustee by reason of any present or future law of any jurisdiction to exercise any of the rights, powers and trusts herein granted to the Trustee or to hold title to or a security interest in the Trust Estate or to take any other action which may be necessary or desirable in connection therewith, each and every remedy, power, right, claim, demand, cause of action, immunity, estate, title, interest and lien expressed or intended by this Indenture to be exercised by or vested in or conveyed to the Trustee with respect thereto shall be exercisable by and vest in such separate Trustee or Co-Trustee but only to the extent necessary to enable the separate Trustee or Co-Trustee to exercise such rights, powers and trusts, and every covenant and obligation necessary to the exercise thereof shall run to and be enforceable by such separate Trustee or Co-Trustee.

(b)Should any deed, conveyance or instrument in writing from the Issuer be required by the separate Trustee or Co-Trustee so appointed by the Trustee in order to more fully and certainly vest in and confirm to it such properties, rights, powers, trusts, duties and obligations any and all such deeds, conveyances and instruments shall, on request, be executed, acknowledged and delivered by the Issuer. In case any separate Trustee or Co-Trustee or a successor to either, shall die, be dissolved, become incapable of action, resign or be removed, all the estates, properties, rights, powers, trusts, duties and obligations of such separate Trustee or Co-Trustee, so far as permitted by law, shall vest in and be exercised by the Trustee until the appointment of a new Trustee or successor to such separate Trustee or Co-Trustee.

Section 1018.Notice to Moody's or S&PSection 1018.Notice to Moody's or S&P tc "Section 1018.Notice to Moody's or S&P" \l 2 .

At any time during which the Bonds are rated by Moody's or S&P, the Trustee shall notify Moody's or S&P, as applicable, promptly of:

(a)any change in the Trustee,

(b)the expiration or termination of the Credit Facility during the Variable Rate Period unless an Alternate Credit Facility is provided to the Trustee in accordance with the terms of this Indenture,

(c)a change in the interest rate borne by the Bonds from a Variable Rate to a Fixed Rate,

(d)the payment of all of the Bonds, or

(e)any material change to this Indenture, the Loan Agreement, the Reimbursement Agreement, the Credit Facility or the Remarketing Agreement.

Section 1019.Filing of Certain Continuation StatementsSection
1019.Filing of Certain Continuation Statements tc "Section 1019.Filing of Certain Continuation Statements" \l 2 .

From time to time, the Trustee shall file or cause to be filed continuation statements for the purpose of continuing without lapse the effectiveness of (i) those Financing Statements which shall have been filed at or prior to the issuance of the Bonds in connection with the Issuer's assignment to the Trustee of the Trust Estate pursuant to the authority of the Uniform Commercial Code of the State of North Carolina, and (ii) any previously filed continuation statements which shall have been filed as herein required. The Issuer and the Company shall sign and deliver to the Trustee or its designee such continuation statements as may be requested of it from time to time by the Trustee. Upon the filing of any such continuation statement the Trustee shall immediately notify the Issuer that the same has been accomplished.

Section 1020.Several CapacitiesSection 1020.Several Capacities tc "Section 1020.Several Capacities" \l 2 .
Anything in this Indenture to the contrary notwithstanding, the same entity may serve hereunder as the Trustee, the Paying Agent, the Tender Agent, the Registrar and the Remarketing Agent and in any other combination of such capacities, or the same entity may serve hereunder as the Credit Facility Issuer, the Paying Agent, the Tender Agent, the Registrar and the Remarketing Agent and in any other combination of such capacities, to the extent permitted by law, provided, however, that in no event shall the same entity serve hereunder as the Trustee and the Credit Facility Issuer.

ARTICLE XI

EXECUTION OF INSTRUMENTS BY THE BONDHOLDERS
AND PROOF OF OWNERSHIP OF THE BONDSARTICLE XIEXECUTION OF INSTRUMENTS BY THE BONDHOLDERSAND PROOF OF OWNERSHIP OF THE BONDS tc "ARTICLE XIEXECUTION OF INSTRUMENTS BY THE BONDHOLDERSAND PROOF OF OWNERSHIP OF THE BONDS"
Section 1101.Execution of Instruments by the Bondholders and Proof of Ownership of the BondsSection 1101.Execution of Instruments by the Bondholders and Proof of Ownership of the Bonds tc "Section 1101.Execution of Instruments by the Bondholders and Proof of Ownership of the Bonds" \l 2 .

(a)Any request, direction, consent or other instrument in writing required or permitted by this Indenture to be signed or executed by a Bondholder may be signed or executed by the Bondholder or its attorneys or legal representatives. Proof of the execution of any such instrument and of the ownership of the Bonds shall be sufficient for any purpose of this Indenture and shall be conclusive in favor of the Trustee with regard to any action taken by it under such instrument if made in the following manner:

The fact and date of the execution by any person of any such instrument may be proved by the verification of any officer in any jurisdiction who, by the laws thereof, has power to take affidavits within such jurisdiction, to the effect that such instrument was subscribed and sworn to before him, or by an affidavit of a witness to such execution, and where such execution is by an officer of a corporation or association or a member of a partnership on behalf of such corporation, association or partnership, such verification or affidavit shall also constitute sufficient proof of his authority.

(b)Nothing contained in this Section 1101 shall be construed as limiting the Trustee to such proof, it being intended that the Trustee may accept any other evidence of the matters herein stated which may be sufficient. Any request or consent of a Bondholder shall bind every future owner of the Bond(s) to which such request or consent pertains or any Bond(s) issued in lieu thereof in respect of anything done by the Trustee pursuant to such request or consent.

(c)Notwithstanding any of the foregoing provisions of this Section
1101, the Trustee shall not be required to recognize any person as an owner of Bonds or to take any action at its request unless the Bonds shall be deposited with it.

Section 1102.Preservation of InformationSection 1102.Preservation of Information tc "Section 1102.Preservation of Information" \l 2 .

The Trustee shall preserve in the Bond Register, in as current a form as is reasonably practicable, the name and address of each Bondholder received by the Trustee in its capacity as Bond Registrar.

ARTICLE XII

THE REMARKETING AGENT; THE
TENDER AGENT; THE PLACEMENT AGENTARTICLE XIITHE REMARKETING AGENT; THETENDER AGENT; THE PLACEMENT AGENT tc "ARTICLE XIITHE REMARKETING AGENT; THETENDER AGENT; THE PLACEMENT AGENT"
Section 1201.The Remarketing AgentSection 1201.The Remarketing
Agent tc "Section 1201.The Remarketing Agent" \l 2 .

(a)The Issuer hereby appoints First Union National Bank of North
Carolina, with its corporate office in Charlotte, North Carolina, as Remarketing Agent under this Indenture. The Remarketing Agent and any successor Remarketing Agent, by written instrument delivered to the Issuer, the Trustee and the Company, shall accept the duties and obligations imposed on it under this Indenture and the Remarketing Agreement.

(b)In addition to the other obligations imposed on the Remarketing
Agent hereunder, the Remarketing Agent shall agree to keep such books and records in connection with its activities as Remarketing Agent hereunder as shall be consistent with prudent industry practice and make such books and records available for inspection by the Issuer, the Trustee, the Credit Facility Issuer and the Company at all reasonable times.

(c)The Remarketing Agent shall at all times be a member of the National Association of Securities Dealers, Inc. and registered as a Municipal Securities Dealer under the Securities Exchange Act of 1934, as amended, or a national banking association or a bank or a trust company, in each case authorized by law to perform its obligations hereunder.
(d)If at any time the Remarketing Agent is unable or unwilling to act as Remarketing Agent, the Remarketing Agent, upon thirty (30) Business Days' prior written notice to the Issuer, the Trustee, the Tender Agent and the Company, may resign. The Remarketing Agent may be removed at any time by the Company with the consent of the Issuer, by written notice signed by the Company delivered to the Trustee, the Remarketing Agent, the Credit Facility Issuer and the Tender Agent. Upon resignation or removal of the Remarketing Agent, the Company, with the consent of the Issuer, shall appoint a substitute Remarketing Agent meeting the qualifications of Section 1201(c) above.

(e)In the event that the Company shall fail to appoint a successor Remarketing Agent, upon the resignation or removal of the Remarketing Agent or upon its dissolution, insolvency or bankruptcy, the Trustee may, but is not required to, appoint a Remarketing Agent or itself act as Remarketing Agent until the appointment of a successor Remarketing Agent in accordance with this Section 1201; provided, however, that the Trustee, in its capacity as Remarketing Agent, shall not be required to sell Bonds or determine the interest rate on the Bonds pursuant to Section 202 hereof.

Section 1202.The Tender AgentSection 1202.The Tender Agent tc "Section 1202.The Tender Agent" \l 2 .

(a)The Issuer hereby appoints as Tender Agent under this Indenture The First National Bank of Boston, which agent has a corporate trust office at Canton, Massachusetts. The Tender Agent and any successor Tender Agent, by written instrument delivered to the Issuer, the Trustee and the Company, shall accept the duties and obligations imposed on it under this Indenture.

(b)The Tender Agent shall at all times be a member of the National Association of Securities Dealers, Inc. having a capitalization of at least Fifteen Million Dollars ($15,000,000) and a rating by Moody's (if the Bonds are then rated by Moody's) of BAA 3/P3 or higher, or a national banking association or a bank or a trust company having capital and surplus of at least $50,000,000, in each case authorized by law to perform its obligations hereunder.

(c)If at any time the Tender Agent is unable or unwilling to act as Tender Agent, the Tender Agent, upon sixty (60) days' prior written notice to the Issuer, the Trustee, the Remarketing Agent and the Company, may resign; provided, however, that in no case shall such resignation become effective until the appointment of a successor Tender Agent. The Tender Agent may be removed at any time by the Company with the consent of the Issuer, by written notice signed by the Company delivered to the Trustee, the Remarketing Agent, the Credit Facility Issuer and the Tender Agent; provided, however, that in no case shall such removal become effective until the appointment of a successor Tender Agent. Upon resignation or removal of the Tender Agent, the Company, with the consent of the Issuer, shall appoint a substitute Tender Agent meeting the qualifications of Section 1202(b) above.

(d)In the event that the Company shall fail to appoint a successor
Tender Agent, upon the resignation or removal of the Tender Agent or upon its dissolution, insolvency or bankruptcy, the Trustee may at its discretion, but is not required to, act as Tender Agent until the appointment of a successor Tender Agent in accordance with this Section 1202.

Section 1203.The Placement AgentSection 1203.The Placement Agent tc "Section 1203.The Placement Agent" \l 2 .

The Placement Agent shall be a member of the National Association of Securities Dealers, Inc. and registered as a Municipal Securities Dealer under the Securities Exchange Act of 1934, as amended, or a national banking association or a bank or trust company, in each case authorized by law to perform its obligations described in Section 202(e) hereof. The Issuer shall consent to the appointment of the Placement Agent. The Placement Agent shall agree to establish the Fixed Rate and to use its best efforts to arrange for the sale of Tendered Bonds on the Conversion Date, all as more particularly described in Section 202(e).

Section 1204.NoticesSection 1204.Notices tc "Section 1204.Notices" \l
2 .

The Trustee shall, within thirty (30) days of the resignation or removal of the Remarketing Agent or the Tender Agent or the appointment of the Placement Agent or a successor Remarketing Agent or Tender Agent, give notice thereof by first class mail, postage prepaid, to the owners of the Bonds.

ARTICLE XIII

AMENDMENTS AND SUPPLEMENTSARTICLE XIIIAMENDMENTS AND SUPPLEMENTS tc "ARTICLE XIIIAMENDMENTS AND SUPPLEMENTS"
Section 1301.Amendments and Supplements Without the Bondholders'
ConsentSection 1301.Amendments and Supplements Without the Bondholders' Consent tc "Section 1301.Amendments and Supplements Without the Bondholders' Consent" \l 2 .

This Indenture may be amended or supplemented at any time and from time to time, without the consent of the Bondholders, but with the consent of the Credit Facility Issuer, if a Credit Facility is in effect (and no default has occurred and is continuing under the Credit Facility), by a supplemental indenture authorized by the Issuer filed with the Trustee, for one or more of the following purposes:

(a)to add additional covenants of the Issuer or to surrender any right or power herein conferred upon the Issuer;

(b)for any purpose not inconsistent with the terms of this Indenture or to cure any ambiguity or to correct or supplement any provision contained herein or in any supplemental indenture which may be defective or inconsistent with any other provision contained herein or in any supplemental indenture, or to make such other provisions in regard to matters or questions arising under this Indenture which shall not adversely affect the interests of the owners of the Bonds or the Company;

(c)to permit the Bonds to be converted during the Variable Rate Period to certificateless securities or securities represented by a master certificate held in trust, ownership of which, in either case, is evidenced by book entries on the books of the Bond Registrar, for any period of time;

(d)to permit the appointment of a Co-Trustee under this Indenture;

(e)to modify, eliminate or add to the provisions of this Indenture to such extent as shall be necessary to effect the qualification of this Indenture under the Trust Indenture Act of 1939, or under any similar federal statute hereafter enacted, and to add to this Indenture such other provisions as may be expressly permitted by the Trust Indenture Act of 1939;

(e)except as otherwise provided in Section 1302 hereof, to modify, eliminate or add to the provisions of this Indenture to such extent as shall be necessary to obtain a rating of the Bonds from Moody's or S&P;

(f)to amend the administrative provisions hereof to accommodate the provisions of an Alternate Credit Facility; and

(g)to amend the provisions hereof to reflect the obligation of the Trustee, the Issuer or the Company to disclose information regarding the Bonds, the Project, the Issuer, the Company or the issuer of the Letter of Credit as shall be required or recommended to be disclosed in accordance with applicable regulations or guidelines established by, among others, the American Bankers Association Corporate Trust Committee.

Section 1302.Amendments With the Bondholders' and the Credit Facility Issuer's ConsentSection 1302.Amendments With the Bondholders' and the Credit Facility Issuer's Consent tc "Section 1302.Amendments With the Bondholders' and the Credit Facility Issuer's Consent" \l 2 .

(a)This Indenture may be amended from time to time, except with respect to:

(1)the principal, redemption price, purchase price, or interest payable upon any Bonds,

(2)the Interest Payment Dates, the dates of maturity or the redemption or purchase provisions of any Bonds, and

(3)this Article XIII,

by a supplemental indenture consented to by the Credit Facility Issuer if a Credit Facility is in effect (and no default has occurred and is continuing under the Credit Facility) and by the Company and approved by a Majority of the Bondholders which would be affected by the action proposed to be taken.
(b)This Indenture may be amended with respect to the matters enumerated in paragraphs (1) through (3) of subsection (a) of this Section with the unanimous consent of all Bondholders, the Credit Facility Issuer if a Credit Facility is in effect (and there is no default has occurred and is continuing under the Credit Facility), the Company and the Issuer.

Section 1303.Supplemental Indentures Affecting the Rights of the
Credit Facility IssuerSection 1303.Supplemental Indentures Affecting the Rights of the Credit Facility Issuer tc "Section 1303.Supplemental Indentures Affecting the Rights of the Credit Facility Issuer" \l 2 .

Anything herein to the contrary notwithstanding, a supplemental indenture under this Article XIII which in the judgment of the Credit Facility Issuer if a Credit Facility is in effect (and no default has occurred and is continuing under the Credit Facility) adversely affects the rights of the Credit Facility Issuer shall not become effective unless or until the Credit Facility Issuer shall have consented to the execution and delivery thereof.

Section 1304.Amendment of the Loan AgreementSection 1304.Amendment of the Loan Agreement tc "Section 1304.Amendment of the Loan Agreement" \l 2 .

(a)The Company, the Trustee and, during the Variable Rate Period, the
Credit Facility Issuer if a Credit Facility is in effect (and no default has occurred and is continuing under the Credit Facility), may amend the Loan Agreement; provided that prior to making any amendment, the Company shall provide the Trustee and the Credit Facility Issuer with:

(1)a copy of the proposed amendment and

(2)an opinion of Bond Counsel to the effect that such amendment or supplement will not adversely affect the exclusion of the interest on the Bonds from the gross income of the recipients thereof for federal income tax purposes and unless the Trustee shall have otherwise given its consent to such amendment or supplement, to the further effect that such amendment or supplement will not otherwise adversely affect the interests of the Bondholders.

Notwithstanding the foregoing, the Issuer, the Company, the Trustee, and, during the Variable Rate Period, the Credit Facility Issuer if a Credit Facility is in effect (and no default has occurred and is continuing under the Credit Facility), may amend the Loan Agreement to such extent as may be necessary to obtain a rating of the Bonds from Moody's or S&P without providing the opinion of Bond Counsel specified in paragraph (2) above.

(b)If the Company proposes to amend the Loan Agreement in such a manner as would adversely affect the interests of the Bondholders, the Trustee shall notify Bondholders of the proposed amendment and may consent thereto with the consent of at least a Majority of the Bondholders which would be affected by the action proposed to be taken; provided, that the Trustee shall not, without the unanimous consent of the owners of all Bonds then Outstanding, consent to any amendment which would:

(1)decrease the amounts payable on the Note,

(2)change the due date of principal of or interest on the Note or change any of the prepayment provisions of the Note, or

(3)change Section 5.3 of the Loan Agreement.

Section 1305.Amendment of the Loan Agreement Requiring the Consent of the Credit Facility IssuerSection 1305.Amendment of the Loan Agreement Requiring the Consent of the Credit Facility Issuer tc "Section
1305.Amendment of the Loan Agreement Requiring the Consent of the Credit Facility Issuer" \l 2 .

Anything herein to the contrary notwithstanding, any amendment, change or modification of the Loan Agreement which in the judgment of the Credit Facility Issuer affects the rights of the Credit Facility Issuer shall not become effective unless or until the Credit Facility Issuer shall have consented to the execution and delivery of such amendment, change or modification.

Section 1306.Amendment of the Credit FacilitySection 1306.Amendment of the Credit Facility tc "Section 1306.Amendment of the Credit Facility" \l 2 .

The initial Credit Facility may be amended to such extent as shall be necessary to obtain a rating of the Bonds from Moody's or S&P provided that such amendment or supplement will not adversely affect the interests of the Bondholders. The Trustee shall notify the Bondholders and the Issuer of any proposed amendment of the Credit Facility which would adversely affect the interests of the Bondholders and may consent thereto with the consent of the Issuer, which consent shall not be unreasonably withheld, and at least a Majority of the Bondholders which would be affected by the action proposed to be taken; provided, that the Trustee shall not, without the unanimous consent of the owners of all Bonds then Outstanding, consent to any amendment which would decrease the amount payable under the Credit Facility or reduce the term of the Credit Facility.

Section 1307.Trustee Authorized to Join in Amendments and Supplements; Reliance on CounselSection 1307.Trustee Authorized to Join in Amendments and Supplements; Reliance on Counsel tc "Section 1307.Trustee Authorized to Join in Amendments and Supplements; Reliance on Counsel" \l 2 .

The Trustee is authorized to join with the Issuer in the execution and delivery of any supplemental indenture or amendment permitted by this Article XIII and in so doing shall be fully protected by an opinion of Counsel that such supplemental indenture or amendment is so permitted and has been duly authorized by the Issuer and that all things necessary to make it a valid and binding agreement have been done; provided that certain amendments may, by agreement between the Trustee and the Credit Facility Issuer, require the prior consent of the Credit Facility Issuer.

ARTICLE XIV

OTHER PAYMENTS"
Section 1401.DefeasanceSection 1401.Defeasance tc "Section
1401.Defeasance" \l 2 .

(a)When the principal or redemption price (as the case may be) of, and interest on all Bonds issued hereunder have been paid, including without limitation the purchase price for Bonds tendered under Section 202 hereof, or provision has been made for payment of the same, together with the compensation of the Trustee and all other sums payable hereunder by the Issuer, the right, title and interest of the Trustee in and to the Trust Estate and the security interests shall thereupon cease, and the Trustee, on written demand of the Issuer, shall release this Indenture and the security interests and shall execute such documents to evidence such release as may be reasonably required by the Issuer and shall turn over to the Company or to such person, body or authority as may be entitled to receive the same all balances then held by it hereunder; provided, that, if any payments have been received by the Trustee from the Credit Facility in connection with such release, such balances shall be paid to the Credit Facility Issuer to the extent of such payments. If payment or provision therefor is made with respect to less than all of the Bonds, the particular Bonds (or portion thereof) for which provision for payment shall have been considered made shall be selected by lot by the Trustee and thereupon the Trustee shall take similar action for the release of this Indenture with respect to such Bonds. Notwithstanding anything to the contrary contained herein, Bonds purchased at the option of the owners thereof with moneys held by the Trustee pursuant to this Article XIV shall not be remarketed but shall be cancelled by the Trustee.

(b)Provision for the payment of Bonds shall be deemed to have been made when the Trustee holds in the Bond Fund, in trust and irrevocably set aside exclusively for such payment, (1) moneys sufficient to make such payment provided that if a Credit Facility is then held by the Trustee, such moneys shall constitute Available Moneys or (2) noncallable Governmental Obligations maturing as to principal and interest in such amounts and at such times as will provide sufficient moneys without reinvestment to make such payment; provided that the Trustee shall have received an opinion of Bond Counsel to the effect that such deposit will not affect the exclusion of the interest on any of the Bonds from the gross income of the recipients thereof for federal income tax purposes (e.g. by causing any of the Bonds to be classified as an "arbitrage bond" within the meaning of Section 148 of the
Code), and provided further, that if a Credit Facility is then held by the Trustee, such Governmental Obligations shall have been on deposit with the Trustee in a separate and segregated account for a period of three hundred sixty-seven (367) days during and prior to which no Event of Bankruptcy has occurred or which Governmental Obligations were purchased with Available Moneys.

(c)No Bonds in respect of which a deposit under subsection (b) above has been made shall be deemed paid within the meaning of this Article unless the Trustee is satisfied that the amounts deposited are sufficient to make all payments that might become due on the Bonds, including purchase price payments for Bonds tendered at the option of the owners or purchased by the Company in lieu of redemption, if any. Notwithstanding the foregoing, no delivery to the Trustee under this subsection (c) shall be deemed a payment of any Bonds which are to be redeemed prior to their stated maturity until such Bonds shall have been irrevocably called or designated for redemption on a date thereafter on which such Bonds may be redeemed in accordance with the provisions of this Indenture or the Issuer shall have given the Trustee, in form satisfactory to the Trustee, irrevocable instructions to give notice of redemption. Neither the obligations nor moneys deposited with the Trustee pursuant to this Section shall be withdrawn or used for any purpose other than, and shall be segregated and held in trust for, the payment of the principal of, redemption price of, purchase price if applicable of, and interest on the Bonds with respect to which such deposit has been made. In the event that such moneys or obligations are to be applied to the payment of principal or redemption price of any Bonds more than sixty (60) days following the deposit thereof with the Trustee, the Trustee shall mail a notice stating that such moneys or obligations have been deposited and identifying the Bonds for the payment of which such moneys or obligations are being held to all owners of such Bonds at their addresses shown on the Bond Register.

(d)Anything in Article XIV to the contrary notwithstanding, if moneys or Governmental Obligations have been deposited or set aside with the Trustee pursuant to this Article for the payment of the principal or redemption price, including purchase price if applicable, of the Bonds and the interest thereon and the principal or redemption price, including purchase price if applicable, of such Bonds and such moneys or Governmental Obligations do not constitute Available Moneys, no amendment to the provisions of this Article shall be made without the consent of the owner of each of the Bonds affected thereby.

(e)Notwithstanding the foregoing, those provisions relating to the purchase of Bonds upon the demand of any Bondholders, the maturity of Bonds, interest payments and dates thereof, and the dates, premiums and notice requirements for optional and mandatory redemption or purchase and the Trustee's remedies with respect thereto, and provisions relating to exchange, transfer and registration of Bonds, replacement of mutilated, destroyed, lost or stolen Bonds, the safekeeping and cancellation of Bonds, non-presentment of Bonds, the holding of moneys in trust and repayments to the Company or the Credit Facility Issuer from the Bond Fund and the duties of the Trustee in connection with all of the foregoing and the fees, expenses and indemnities of the Trustee, shall remain in effect and shall be binding upon the Trustee, the Issuer, the Company and the Bondholders notwithstanding the release and discharge of the lien of this Indenture until payment in full of all outstanding Bonds.

Section 1402.Deposit of Funds for Payment of the BondsSection
1402.Deposit of Funds for Payment of the Bonds tc "Section 1402.Deposit of Funds for Payment of the Bonds" \l 2 .

If the principal or redemption price of any Bonds become due, either at maturity or by call for redemption or otherwise, together with all interest accruing thereon to the due date, has been paid or provision therefor made in accordance with Section 1401 hereof, all interest on such Bonds shall cease to accrue on the due date and all liability of the Issuer with respect to such Bonds shall likewise cease, except as hereinafter provided. Thereafter the owners of such Bonds shall be restricted exclusively to the funds so deposited for any claim of whatsoever nature with respect to such Bonds, and the Trustee shall hold such funds in trust for such owners.

Section 1403.Effect of Purchase of the BondsSection 1403.Effect of Purchase of the Bonds tc "Section 1403.Effect of Purchase of the Bonds" \l 2 .

No purchase of Bonds pursuant to Section 303 hereof shall be deemed to be a payment or redemption of such Bonds or any portion thereof and such purchase will not operate to extinguish or discharge the indebtedness evidenced by such Bonds.

ARTICLE XV

MISCELLANEOUS PROVISIONS "ARTICLE PROVISIONS"
Section 1501.Covenants of the Issuer to Bind its SuccessorsSection 1501.Covenants of the Issuer to Bind its Successors tc "Section
1501.Covenants of the Issuer to Bind its Successors" \l 2 .

In the event of the dissolution of the Issuer, all of the covenants, stipulations, obligations and agreements contained in this Indenture by or in behalf of or for the benefit of the Issuer shall bind or inure to the benefit of the successor or successors of the Issuer from time to time and any officer, board, commission, authority, agency or instrumentality to whom or to which any power or duty affecting such covenants, stipulations, obligations and agreements shall be transferred by or in accordance with law, and the term "Issuer" as used in this Indenture shall include such successor or successors.

Section 1502.NoticesSection 1502.Notices tc "Section 1502.Notices" \l
2 .

(a)Any notice, demand, direction, request or other instrument authorized or required by this Indenture to be given or filed with the Issuer, the Trustee, the Company or the Credit Facility Issuer shall be in writing and shall be deemed given or filed for all purposes of this Indenture when delivered by hand delivery or mailed by first class mail, postage prepaid, registered or certified mail, addressed as follows:

(1)If to the Issuer, to:The Rutherford County Industrial
Facilities and Pollution Control
Financing Authority
c/o County Manager
County Office Building
601 North Main Street
Rutherfordton, North Carolina 28139
Attention:  Chairman

(2)If to the Company, to:Watts Regulator Co.
815 Chestnut Street
North Andover, MA  01845
(Attention:  William C. McCartney,
Corporate Controller); and

with a copy to:John R. LeClaire, P.C.
Goodwin, Procter & Hoar
Exchange Place
Boston, MA  02109

(3)If to the Trustee, to:The First National
Bank of Boston
150 Royall Street, Mail Stop 45-02-15
Canton, MA 02021
Attention:  Corporate Trust Division

(4)If to the Credit Facility Issuer, to:First Union National Bank of North Carolina
301 South College Street
T-7
Charlotte, NC 28288
Attention: International Operations CORP-10.

and if sent by telegraph, telegram or telecopy, addressed as above, at the time and date appearing on the report of delivery. Notwithstanding the foregoing, the delivery of Bonds or Optional Tender Notices to the Trustee or Tender Agent if made by telegraph, telegram or telecopy, must be made by delivery of the hard copy by overnight delivery on the date of delivery of such telegraph, telegram or telecopy and shall not be effective until actual receipt thereof by the Trustee or the Tender Agent, as the case may be.
(b)A duplicate copy of each notice or other communication given hereunder by either the Issuer or Trustee to the other shall also be given to the Company.

(c)All documents received by the Trustee under the provisions of this Indenture, or photographic copies thereof, shall be retained in its possession until this Indenture shall be released in accordance with the provisions of the Indenture, subject at all reasonable times to the inspection of the Issuer and the Bondholders and the agents and representatives thereof.
(d)The Issuer, the Trustee, the Company and the Credit Facility Issuer may, by notice given hereunder, designate any further or different addresses to which subsequent notices, certificates or other communications shall be sent.

Section 1503.Trustee as the Paying Agent and the Bond RegistrarSection 1503.Trustee as the Paying Agent and the Bond Registrar tc "Section 1503.Trustee as the Paying Agent and the Bond Registrar" \l 2 .

The Trustee is hereby designated and agrees to act as payment agent and Bond Registrar for and in respect of the Bonds and any amounts received under the Credit Facility or the Loan Agreement.

Section 1504.Rights Under this IndentureSection 1504.Rights Under this Indenture tc "Section 1504.Rights Under this Indenture" \l 2 .

Except as herein otherwise expressly provided, nothing in this Indenture expressed or implied is intended or shall be construed to confer upon any person, firm or corporation other than the parties hereto, the Company and the owners of the Bonds issued under and secured by this Indenture, any rights under this Indenture or any provisions hereof, this Indenture and all its provisions being intended to be and being for the sole and exclusive benefit of the parties hereto, the Company and the owners from time to time of the Bonds issued hereunder.

Section 1505.Form of Certificates and OpinionsSection 1505.Form of Certificates and Opinions tc "Section 1505.Form of Certificates and Opinions" \l 2 .

Except as otherwise provided in this Indenture, any request, notice, certificate or other instrument from the Issuer or the Company to the Trustee shall be deemed to have been signed by the proper party or parties if signed by the Issuer Representative or the Company Representative, respectively, and the Trustee may accept and rely upon a certificate signed by the Issuer Representative as to any action taken by the Issuer and by the Company Representative as to any action taken by the Company.

Section 1506."Section
Severability".

In case any one or more of the provisions of this Indenture or of the Bonds issued hereunder shall for any reason be held to be illegal or invalid, such illegality or invalidity shall not affect any other provisions of this Indenture or of the bonds, but this Indenture and the Bonds shall be construed and enforced as if such illegal or invalid provision had not been contained therein. In case any covenant, stipulation, obligation or agreement of the Issuer contained in this Indenture or in the Bonds shall for any reason be held to be in violation of law, then such covenant, stipulation, obligation or agreement of the Issuer shall be enforced to the full extent permitted by law.

Section 1507.Covenants of the Issuer Not Covenants of Officials
IndividuallySection 1507.Covenants of the Issuer Not Covenants of Officials Individually tc "Section 1507.Covenants of the Issuer Not Covenants of Officials Individually".

All covenants, stipulations, obligations and agreements of the Issuer contained in this Indenture shall be deemed to be covenants, stipulations, obligations and agreements of the Issuer to the full extent permitted by the Constitution and laws of the State. No covenant, stipulation, obligation or agreement contained herein shall be deemed to be a covenant, stipulation, obligation or agreement of any present or future officer, member, agent or employee of the Issuer in his individual capacity, and no officer of the Issuer executing the Bonds shall be liable personally on the Bonds or be subject to any personal liability or accountability by reason of the issuance thereof. No officer, agent or employee of the Issuer shall incur any personal liability in acting or proceeding or in not acting or not proceeding in accordance with the terms of this Indenture.

Section 1508.State Law GovernsSection 1508.State Law Governs tc
"Section 1508.State Law Governs".

This Indenture shall be governed by and construed in accordance with the laws of the State.

Section 1509.Payments Due on Days Other Than Business DaysSection
1509.Payments Due on Days Other Than Business Days tc "Section 1509.Payments Due on Days Other Than Business Days".

In any case where the date of maturity of interest on or principal of the Bonds or the date fixed for redemption of the Bonds shall be in the city of payment a day other than a Business Day, then payment of interest or principal need not be made on such date but may be made on the next succeeding Business Day with the same force and effect as if made on the date of maturity or the date fixed for redemption, provided that interest shall accrue for the period of any such extension.

Section 1510.Execution in This Indenture may be executed in multiple counterparts, each of which shall be regarded for all purposes as an original, and such counterparts shall constitute but one and the same instrument, and no one counterpart of which need be executed by all parties.

IN WITNESS WHEREOF, THE RUTHERFORD COUNTY INDUSTRIAL FACILITIES AND POLLUTION CONTROL FINANCING AUTHORITY has caused this Indenture to be executed in its name and on its behalf by the Chairman or Vice Chairman of the Issuer, the official seal of the Issuer to be impressed hereon and the same to be attested by the Secretary or Assistant Secretary of the Issuer; and the Trustee has caused this Indenture to be executed in its name and on its behalf by an authorized officer, its corporate seal to be impressed hereon and the same to be attested by a responsible officer, all as of the date and year first above written.

THE RUTHERFORD COUNTY INDUSTRIAL FACILITIES AND POLLUTION
CONTROL FINANCING AUTHORITY


By:
Chairman,

Attest:


By:
Secretary,

THE FIRST NATIONAL BANK OF BOSTON, as Trustee


By:
Its:

Attest:


By:
Assistant Cashier

EXHIBIT "EXHIBIT A"
FORM OF BONDHOLDER'S OPTIONAL TENDER NOTICE

Date______________________

The First National Bank of Boston,
  as Tender Agent for the Bonds   issued under the Trust Indenture
  dated as of September 1, 1994 (the
  "Indenture") between The First
  National Bank of Boston as Trustee and   The Rutherford County Industrial
  Facilities and Pollution Control
  Financing Authority

Attention:  Corporate Trust Department

Re:The Rutherford County Industrial Facilities and Pollution Control Financing Authority Industrial Development Revenue Refunding Bonds (Watts Regulator Co. Project), Series 1994 numbered ________________, CUSIP _________, in the aggregate principal amount of $5,000,000 (the "Bonds").

(1)The undersigned hereby certifies that it is the lawful registered owner of the Bonds described above on the date hereof and that such Bonds are free and clear of any lien or encumbrance.

(2)Pursuant to the provisions of the Indenture, the undersigned hereby irrevocably request(s) the purchase of the Bonds described above.

(3)The date on which the Bonds shall be purchased shall be __________, 19__. [Note: This date must be a Business Day (as defined in the Indenture) which is at least seven days after delivery of this notice to the Tender Agent].

(4)The person or persons to whom or to whose order the proceeds of the purchase of the Bonds are to be paid is ___________, and the address or addresses of such payee or payees is ________________________________.

(5)The undersigned hereby irrevocably authorizes and instructs the Trustee or the Bond Registrar (as defined in the Bonds) to effect the transfer of such Bonds (or any Bond(s) exchanged therefor), upon payment of the purchase price therefor, to the purchaser(s) thereof, whether or not it delivers such Bonds as agreed pursuant to paragraph (7) hereof.

(6)The undersigned hereby acknowledges that, even if it fails to deliver such Bonds, the Bonds may nevertheless be purchased pursuant to the Indenture, and that, in any event, on and after the proposed purchase date set forth in paragraph 3 hereof, the Bonds will cease to be outstanding for all purposes under the Indenture, to evidence the indebtedness of the Issuer with respect thereto and to bear interest.

(7)The undersigned hereby undertakes to deliver the Bonds to you, as Tender Agent, at 150 Royall Street, Mail Stop 45-01-10, Canton,
Massachusetts, 02021 Attention: Manager, Special Projects [at least five days prior to] [for registered investment company holders only, prior to 10:00 a.m. on] the proposed purchase date set forth in paragraph 3 above duly endorsed in blank for transfer.

Name of Bondholder:
(Type or Print)

Signature:

Guaranteed by:

Name of Institution:

Date:

EXHIBIT BEXHIBIT B tc "EXHIBIT B"

NOTICE OF CONVERSION


[Name and Address of Owner]

Re:

The undersigned officer of The First National Bank of Boston, as Trustee with respect to the captioned Bonds, pursuant to the provisions of Section 202(e) of that certain Trust Indenture (the "Indenture"), dated as of _______ 1, 1994, by and between The Rutherford County Industrial Facilities and Pollution Control Financing Authority and the Trustee, hereby notifies you that the interest rate borne by the captioned Bonds shall be converted from the Variable Rate to the Fixed Rate, as follows (capitalized terms used herein shall have the meanings provided in the Indenture):

1.The Conversion Date is:

2.The Placement Agent is:




3.The Credit Facility Issuer is:



4. All Owners of Bonds are required to tender their Bonds on the Conversion Date to the Tender Agent at the address set forth below, for purchase on the Conversion Date. In the event any Owner of Bonds shall fail to tender its Bonds for purchase on the Conversion Date, such Bonds shall be deemed to have been tendered for purchase on the Conversion Date.

5.The address of the Tender Agent is as follows:

The First National Bank of Boston
P.O. Box 1666; M/S 45-01-10
Boston, MA  02105
Attention:  Manager-Special Project

6.After the seventeenth (17th) day preceding the Conversion Date, you will not be entitled to deliver an Optional Tender Notice and after the tenth day preceding the Conversion Date you will not be entitled to tender any Bond for purchase;

7.In order to receive payment of the purchase price of any Bond which is deemed to have been tendered, you must deliver such Bond to the office of the Tender Agent at the address shown above before 10:00 a.m. on the Conversion Date;

8.Interest on any Bond will be payable only to (but not including) the Conversion Date; and

9.The delivery by the Company to the Trustee of a letter from Bond
Counsel confirming the opinion received pursuant to this notification is a condition precedent to a conversion to a Fixed Rate. In the event that the Company fails to deliver to the Trustee the letter of Bond Counsel herein referred to, the conversion of interest on the Bonds to the Fixed Rate shall not take effect and the Bonds shall continue to bear interest at the Variable Rate.

This ____ day of _______, __.

THE FIRST NATIONAL BANK OF BOSTON, as Trustee




Title:

A copy of this Notice has been delivered to the Tender Agent at the address above.

 Exhibit 13



MUNICIPAL WATER
[GRAPHIC]
Plumbing, Heating and Water Quality
[GRAPHIC]
INDUSTRIAL, OIL AND GAS
[GRAPHIC]
STEAM
[GRAPHIC]
Watts Industries, Inc.
1995 Annual Report

Watts Industries, Inc. Annual Report 1995

Financial Highlights                      1995              1994
1993
(Amounts in thousands except per share information)
NET SALES                             $657,666          $518,541
$465,796
NET EARNINGS                            45,738            41,010
34,745*
EARNINGS PER SHARE                        1.54              1.38
1.16*
AVERAGE SHARES OUTSTANDING              29,755            29,717
30,099
STOCKHOLDERS' EQUITY                   405,954           361,551
335,120
RETURN ON AVERAGE
 STOCKHOLDER'S INVESTMENT - %             11.9              11.8
8.4
CASH DIVIDENDS PER SHARE                   .24               .20
 .16
*Before $4.3 million of environmental and restructuring related expenses and $3.1 million from the cumulative effect of accounting change.

Table of Contents

                                                               Page
Fifteen Year History                                              2
To Our Shareholders                                               3
The Growth Story Continues                                        4
Acquisitions                                                     12
Financial Section                                                14
Directors and Officers                                           32

Watts Industries, Inc., one of the world's largest independent valve companies, designs, manufactures and sells an extensive line of valves for the plumbing and heating, water quality, municipal water, steam, industrial, and oil and gas markets. Excluding joint ventures, Watts has 4,200 employees and 28 manufacturing plants worldwide. Annual sales were $658 million for the fiscal year ended June 30, 1995.

Currently reporting 19 years of record sales, and completing the eleventh year of an aggressive acquisition program, our 121-year-old company has established an objective to reach $1 billion in sales by the end of the decade.

We will strive to achieve this ambitious growth through continuous internal development of new products, entry into new markets for our specialized valves and related products, and strategic acquisitions in complementary businesses in the United States and around the world.

Watts Industries: Fifteen-Year History

Net Sales
(Dollars in millions)
Compounded Annual Growth Rate 18%

[GRAPHIC]      BAR CHART DESCRIBING DATA BELOW



  66        72        77       103       124       137
1981      1982      1983      1984      1985      1986


Net Sales
(Dollars in millions)
Compounded Annual Growth Rate 18%

 146       181       224       292       351       424
1987      1988      1989      1990      1991      1992


Net Sales
(Dollars in millions)
Compounded Annual Growth Rate 18%

 466       519       658
1993      1994      1995





Net Income
(Dollars in millions)
Compounded Annual Growth Rate 19%

 5.2       6.4       7.3       9.5      11.4      12.8
1981      1982      1983      1984      1985      1986

*Before $4.3 million of environmental and restructuring related expenses and $3.1 million from the cumulative effect of accounting change.

Net Income
(Dollars in millions)
Compounded Annual Growth Rate 19%

14.3      18.9        23      27.7      31.7      34.7*
1987      1988      1989      1990      1991      1992

*Before $4.3 million of environmental and restructuring related expenses and $3.1 million from the cumulative effect of accounting change.





Net Income
(Dollars in millions)
Compounded Annual Growth Rate 19%

36.6        41      45.7
1993      1994      1995

*Before $4.3 million of environmental and restructuring related expenses and $3.1 million from the cumulative effect of accounting change.





Stockholders' Equity
(Dollars in millions)
Compounded Annual Growth Rate 20%

  31        37        45        53        64        76
1981      1982      1983      1984      1985      1986




Stockholders' Equity
(Dollars in millions)
Compounded Annual Growth Rate 20%

 105       123       144       171       236       315
1987      1988      1989      1990      1991      1992




Stockholders' Equity
(Dollars in millions)
Compounded Annual Growth Rate 20%

 335       362       406
1993      1994      1995

TO OUR SHAREHOLDERS
We are pleased to report that Watts Industries, Inc. recorded another record year for both sales and earnings. Net sales for fiscal 1995 increased 27% to $658 million, representing the 19th consecutive year of increased sales. Net income increased 12% to $45.7 million, marking the 18th year, out of the last 19 years, of record net income. Fully diluted earnings per share were $1.54 versus $1.38 last year. We experienced our busiest acquisition year ever with the purchase of three companies and two product lines, and the formation of two joint ventures in China. The incremental sales, on an annualized basis, from these acquisitions are approximately $135 million. The two Chinese joint ventures, which are both 60% controlled by Watts, should provide a sales base in excess of $20 million for fiscal 1996.

These diverse acquisitions and joint ventures have allowed us to round out our oil and gas valve package for both domestic and international markets, expanded our presence in Europe, enhanced our business strategy in China and the Asian markets, and initiated our entry into the important fast growing consumer do-it-yourself retail market through nationwide home center retailers. Our current annualized sales to this retail market, with the acquisitions of Jameco on July 28, 1994 and Anderson-Barrows on March 1, 1995, are more than $50 million. These acquisitions and joint ventures are described in greater detail beginning on Page 4 of this report.
Excluding acquisitions, overall operating results were mixed amongst our domestic companies. Higher interest rates and double-digit cost increases in brass, bronze, stainless steel, plastic and other important materials for our Plumbing and Heating and Water Quality Groups negatively impacted operating profits which decreased by 1% while sales increased by 8% for the year. With the tempered economy in the plumbing and heating and commercial sectors, competitive pricing did not allow all of the increased costs to be offset by price increase to our customers. Therefore, our focus during fiscal 1996 will be to improve our margins and operating profits through cost reduction, product redesign efforts, and operating efficiency improvements as we integrate the newly acquired lines of Jameco and Anderson-
Barrows into our Plumbing and Heating Group.
Excluding acquisitions, the Industrial and Oil and Gas Group had a sales increase of 6% and an operating profit increase of 3% for the year. While domestic sales increased for both the industrial and oil and gas product lines, this was more than offset by a decline in international oil and gas project awards. With the inclusion of Pibiviesse S.p.A. (PBVS) acquired on November 18, 1994, the oil and gas valve product offering is now expanded for fiscal 1996, allowing both KF and PBVS to offer a more complete quotation package for international projects. PBVS' manufacturing and design engineering capabilities, especially for high pressure, large bore diameter ball valves, complement KF's expertise for its smaller, lower pressure range of products. Circle Seal
Controls had a strong year in both sales and profits, after having experienced during fiscal 1994 what we believe was the bottoming of the aerospace side of its business. With the inclusion of the Cryolab and Zevco product lines acquired during this fiscal year, Circle Seal Controls now has more balance between aerospace and industrial sales and distribution.The domestic Municipal Water Group had a rebound, compared to fiscal 1994, with a sales increase of 6% and an increase in operating profits of 39%. The leader in this Group, Henry Pratt, accounted for most of these increases with strong project bookings and im-proved shipments compared to the prior year.While our Steam Products Group serves a mature domestic market, it experienced a 4% sales growth and 14% operating profit improvement led by both Leslie Controls and Spence Engineering.





Our European water oriented valve companies experienced a 16% improvement in sales, 68% of which was attributable to currency exchange factors, while operating profits increased by 2%. Our profit was adversely affected by the same inflationary cost pressures experienced by our domestic Plumbing and Heating and Water Quality Groups.
Our first joint venture, the Tianjin Tanggu Watts Valve Co., Ltd., experienced sales and profit growth which augurs well for fiscal 1996. Sales commencing from September 1, 1994, the effective date of the joint venture, were $11.5 million with the last quarter's sales of $5 million providing momentum for our new fiscal year. Operating profits exceeded 12% of sales and should continue to improve as additional products are manufactured by the joint venture both for the China market and for export. Our second joint venture, with the Suzhou Valve Factory located 60 miles northwest of Shanghai, will concentrate on ball valves for oil and gas primarily for the China market but also for export. The Suzhou Valve Factory is ISO 9001 and American Petroleum Institute (API) certified and has contributed its existing ball valve business to the joint venture. The business license was issued on June 1, 1995. We expect that operations will begin by the end of our first quarter of fiscal 1996.
Sales outside of the United States increased 26% and represented 29% of our total sales. Our sales momentum continues to propel us towards our objective of attaining $1 billion in sales by the end of the decade. During fiscal 1996 we will exploit the synergies of the existing valve companies in order to improve profit growth more consistent with sales growth. We will focus on further consolidation of manufacturing and support operations to eliminate re-dundant organizational and overhead structures.
We maintain our commitment to participate in the global economy with our consistent theme of remaining within the framework of what we know best, namely the manufacture of valves and pipeline accessories. This theme has supported continuous sales and profit growth of more than 9 times compared to 15 years ago. We are excited about our prospects for the next five years and beyond.
On July 5, 1995, Watts Industries commenced trading on the New York Stock Exchange under the ticker symbol "WTS."


/s/  Timothy P. Horne
Timothy P. Horne
Chairman of the Board, President
and Chief Executive Officer

The Growth Story Continues . . . . .


Traditionally, Watts Industries has grown by responding to new opportunities in the markets served by its core businesses. During fiscal 1995, the company continued this tradition and its decade of acquisition, expanding both geographically and into new domestic niches. In North America, Watts acquired two businesses that complement its existing plumbing and heating product lines and provide an entry into the consumer do-it-yourself market, an important growth industry. Two joint ventures in China and the completion of a major acquisition in Europe increased the company's worldwide presence.

A New Domestic Niche: Do-It-Yourself
In North America, Watts has undertaken a strategy to expand into new valve product niches and distribution channels within its traditional Plumbing and Heating Group.

In fiscal 1995, the company entered the rapidly growing U.S. and Canadian retailmarkets with the acquisitions of Jameco Industries of Wyandanch, New York, and Anderson-Barrows of Palmdale, California.

Jameco, founded in 1931, manufactures metal and plastic water supply products including stop valves, tubular products, sink strainers and decorative plumbing products. It had net sales of about $65 million for the 12 months ended
June 30, 1995.

Anderson-Barrows, founded in 1952, with annual sales of about $25 million, manufactures compression and flare fittings, plastic tubing and braided metal hose connectors.

Both companies target the residential construction and home repair and remodeling segments of the plumbing and heating market and complement Watts' plumbing and heating division, with its strong wholesaler distribution presence


Jameco and Anderson-Barrows also have strong positions in the do-it-yourself plumbing segment, which is new to Watts. Together they sell more than $50 million of products annually to North America's largest home centers, building material outlets and hardware chains, such as Home Depot, the Lowe's Companies, Payless-
Cashways, Builders Square and Ace Hardware. The retail do-it-yourself sector has grown significantly over the past two decades, and growth is expected to continue.

[GRAPHIC]      PHOTOS

Plumbing, Heating and Water Quality

[GRAPHIC]      PHOTOS

Major Products

Relief valves; water pressure regulators; backflow preventers; ball valves; hydronic heating valves; butterfly valves; steam specialty products; automatic control valves; drainage products; water supply stops; tubular and specialty water supply products; flexible water supply connectors, fittings and tubing products; float valves; water conditioning valves.

Major Markets

Residential and commercial construction (new, repair and remodeling); irrigation; fire protection; heating, ventilation and air conditioning; steam heating; refrigeration; water distribution; original equipment manufacturers.

Principal Distribution Methods

To professional contractors and installers through distributors. To the do-it-yourself market through national catalog distri-bution companies, hardware stores and retail home center chains. Direct sales to original equipment manufacturers.


[GRAPHIC]      PHOTOS

MUNICIPAL WATER

[GRAPHIC]      PHOTOS

Major Products
Butterfly valves; ball valves; cone valves; plug valves; venturi flow meters.

Major Markets
Water treatment, transmission and distribution; wastewater treatment; power generation.

Principal Distribution Methods
Direct to contractors, municipalities, investor-owned water companies and utilities; waterworks distributors.

[GRAPHIC]      PHOTOS

[GRAPHIC]      PHOTOS


As the integration of Jameco and Anderson-Barrows increases manufacturing efficiencies, it will also create opportunities for new product development, joint marketing programs, more efficient distribution methods and a platform to launch Watts' plumbing and heating product lines into the rapidly growing retail market.

Refrigeration
In fiscal year 1995, Watts introduced a new line of mechanically operated flow control valves to the refrigeration market. These new leak-proof ball, check, packed angle, diaphragm packless and pressure relief valves are specifically designed for the containment of chlorofluorocarbon and hydrochlorofluorocarbon refrigerants, widely considered to contribute to ozone depletion and global warming. Applications include supermarket refrigeration and food storage, refrigerated transport, chilled water air-conditioning systems and large scale ice production.

The refrigeration products form a synergistic adjunct to the current plumbing and heating product lines, enabling Watts to offer a broad, comprehensive flow control package to the heating, ventilation, air-conditioning and refrigeration industry.

Joint Ventures in China
China presents a unique opportunity for Watts. Demand for valves increases with the rapid industrialization of China itself and of the developing countries in Southeast Asia - markets that can be served from China. Also, as manufacturing costs in developed countries increase, many customers in North America and Europe choose to buy valves at lower costs from developing countries.
But China does not have the full capability to supply its own market or to exploit the export market. For example, it has ample oil reserves but lacks the technology to produce the high-quality valves necessary for offshore drilling and pipeline transmission. Consequently, China invites joint ventures with Western companies in order to gain access to their advanced technology and management know-how, as well as to existing worldwide distribution systems and hard currency.

With the completion of two joint ventures in China, Watts will be positioned to compete in the oil and gas, water distribution and industrial markets in some of the fastest growing economies in the world.

TWT Joint Venture
In fiscal 1995, Watts completed its joint venture with Tianjin Tanggu Valve Plant, the company's first expansion into the Asian market, which became operational on September 1, 1994. The joint venture, in which Watts has a 60% controlling interest, manufactures butterfly valves and other valve products for the water distribution and industrial markets in China and export to other parts of the world.

The Tianjin Tanggu Valve Plant was founded in 1956. It was one of China's first valve factories to obtain ISO 9001 certification and is one of the country's major valve manufacturers. Its existing business is part of the joint venture, which is named Tianjin Tanggu Watts Valve Co., Ltd. (TWT).

TWT has more than 900 employees and is located in Tianjin, 70 miles southeast of Beijing. In the first year of operation, the joint venture has introduced several new butterfly valves, and plans to introduce, during fiscal 1996, automatic control valves, rubber bonded disc gate valves and new valve technology in conformance to applicable ISO Standards which are often required outside of North America.

The TWT plant supplies several Watts divisions in North America with valves for water and industrial applications, and also operates as support for individual component sourcing from China for all Watts divisions.

A number of manufacturing improvements have been made at the plant, including realignment of workshops to provide more cellular manufacturing and better work flow; introducing cutting tool technology, manufacturing engineering programs, and improvements to the assembly process, to increase productivity; and foundry improvement programs for increased floor molding capacity and better quality.

The TWT joint venture provides a valuable base for Watts to grow in the rapidly expanding Chinese market, while it supplies products for worldwide markets through existing distribution channels.

SUFA/Watts Joint Venture

Watts' latest joint venture, with Suzhou Valve Factory (SUFA), was announced in April, 1995. It will produce and sell ball valves for the petrochemical and industrial markets in China and for export to other parts of the world. SUFA/Watts, in which Watts has a 60% controlling interest, will complement the businesses of KF Industries in the United States and PBVS in Italy to create a global ball valve business for the oil and gas and industrial markets.

Founded in 1952, SUFA is a leader in the China valve market and one of the country's largest valve manufacturers.The ball valve business that SUFA is contributing to the SUFA/Watts joint venture should initially provide approximately $2.5 million of sales. Products will include flanged and welded end floating and trunnion ball valves, sizes 6" through 36". A new facility is now being built in Suzhou for this joint venture.

It is estimated that in 1993, China imported approximately $100 million in ball valves for use in offshore oil platforms alone. The SUFA/Watts joint venture places Watts in a position to participate in this market, as well as to benefit from increasing demand for high tech-nology, high performance valves.

Growing in Europe
Since 1987, Watts has made five acquisitions in Western Europe to serve the plumbing and heating, water quality and municipal water markets. It now has manufacturing and distribution facilities in The Netherlands, France, Italy, Spain and the United Kingdom, as well as sales and distribution centers in Germany, Belgium, Austria and Switzerland.


[GRAPHIC]      PHOTOS

STEAM

[GRAPHIC]      PHOTOS



Major Products
Control valves; steam pressure regulators; steam water heaters; relief valves; butterfly valves; ball valves; shut-off valves; check valves; desuperheaters; noise suppression products; traps and strainers.

Major Markets
Commercial and industrial buildings; power generation; industrial processing including chemicals, petroleum refining, pulp and paper; transportation; U.S. Navy shipboard; commercial marine; heat, ventilation and air conditioning; original equipment manufacturers.

Principal Distribution Methods
Through specialty distributors and manufacturers' representatives, or direct to end users.

[GRAPHIC]      PHOTOS

INDUSTRIAL, OIL AND GAS

[GRAPHIC]      PHOTOS



Major Products
Floating and trunnion ball valves; butterfly valves; electric and pneumatic actuators; oil field check valves; needle valves; gate valves; aerospace and industrial check valves and safety relief valves; solenoid and motor operated valves for hydraulic and pneumatic service.

Major Markets
U.S. process industries including chemical processing, petroleum refining, pulp and paper, food processing, textile and power generation; domestic and inter-national oil and gas production, pipeline construction and main-tenance; aerospace, military and commercial aircraft manufacturing and maintenance.

Principal Distribution Methods
To U.S. process industries through distributors; to domestic oil and gas through stocking supply stores, and internationally through commissioned agents; to aerospace and aircraft through specialty distributors and manufacturers' representatives.

[GRAPHIC]      PHOTOS

[GRAPHIC]      PHOTOS


Growing industrialization in the countries of Eastern Europe provides new opportunities for Watts products. With six sales people in Poland, two in the Czech Republic, and one in Russia, total sales in the former Eastern Bloc countries more than doubled in the past year, from $1 million to $2.5 million.

PBVS in Italy

In November of 1994, Watts announced its acquisition of Pibiviesse S.p.A.
(PBVS) of Mazzo di Rho, Italy, a manufacturer of ball valves for the oil and gas markets. PBVS, with annual sales of approximately $25 million, has extensive experience in international pipeline projects, especially in the North Sea and the Middle East.

Founded in 1981, PBVS has developed a complete range of trunnion mounted ball valves with manufacturing capabilities up through 60" in diameter, including Class 2500 pressure ratings to meet demanding international oil and gas pipeline and production requirements.

PBVS will complement Watts' other major oil and gas subsidiary, KF Industries of Oklahoma City, acquired in 1988, which also manufactures valves for the oil and gas industries. KF has developed a strong product range of floating ball and trunnion mounted ball valves in the small to medium size range, extending through 36".

KF and PBVS will each provide a sales outlet for the other's products. The acquisition of PBVS gives Watts a European base for access to the emerging oil field business in the states of the former Soviet Union, eastern Europe and the Middle East. The full range of product offerings of KF and PBVS - as well as their combined strengths in engineering, manufacturing, and international selling - increases Watts' overall capabilities in bidding for major pipeline projects throughout the world for the years ahead.

Looking Toward the Future

A leader in valve technology for well over a century, Watts Industries will strive to continue its growth through internal development, entry into new markets and strategic acquisitions around the world. The company will remain focused on its traditional business, specialized valves and related products, which are essential in any process that requires controlling the flow of water, steam, gas, oil, chemicals and other fluids.

ACQUISITIONS


Fiscal Year
1874
        *      Watts Regulator Company founded
1985
        *      Spence Engineering Company-Walden, New York
        *      Hale Oilfield Products-Houston, Texas
1987
        *      James Jones Company-El Monte, California
        *      Prier Frost-Proof Hydrants-Franklin, New Hampshire
        *      Muesco Valve Company-Houston, Texas
1988
        *      Flippen Float Valves-Chesnee, South Carolina
        *      Ocean B.V., AB-Eerbeek, Netherlands
1989
        *      A.S.M.E. Steam Pop Relief Valves-Burlington,
                    Ontario, Canada
        *      Epps Mfg. Ltd.- Woodbridge, Ontario, Canada
        *      Taras Valve-Chesnee, South Carolina
        *      KF Industries, Inc.-Oklahoma City, Oklahoma
        *      Eagle Valve Company-Oklahoma City, Oklahoma
1990
        *      Leslie Controls-Tampa, Florida
        *      Nicholson Steam Trap-Walden, New York
1991
        *      Circle Seal Controls-Corona, California
        *      SFR-Fressenneville, France
        *      Bailey-Tampa, Florida
1992
        *      Henry Pratt Company-Aurora, Illinois
        *      Contromatics-Franklin, New Hampshire
1993
        *      Waletzko Armaturen-Eerbeek, Netherlands
        *      Rockford Controls-Oklahoma City, Oklahoma
        *      Intermes Group-Caldaro, Italy
        *      Edward Barber & Company Ltd.-Tottenham, England
1994
        *      Enpoco Ltd.-Burlington, Ontario, Canada
        *      Ancon Industries-Burlington, Ontario, Canada
1995
        *      Jameco Industries, Inc.-Wyandanch, NY
        *      Tianjin Tanggu Watts Valve Co., Ltd.-Tianjin,
                    People's Republic of China*
        *      Cryolab-Corona, California
        *      PBVS-Mazzo di Rho, Italy
        *      Zevco-Corona, California
        *      Anderson-Barrows-Palmdale, California
        *      Suzhou Watts Valve Co., Ltd.-Suzhou,
                     People's Republic of China*

            * Joint Venture





[GRAPHIC]
WORLD MAY WITH CITIES INDICATED



*  Facility Locations
*    Plumbing, Heating and Water Quality
*    Municipal Water
*    Steam
*    Industrial, Oil and Gas

[GRAPHIC]     PIE CHARTS DESCRIBING DATA BELOW


SALES BY BUSINESS SEGMENT

  PLUMBING & HEATING
  42.1%
  WATER QUALITY
  9.7%
  MUNICIPAL WATER
  14.4%
  OIL AND GAS
  13.3%
  OTHER
  3.0%
  INDUSTRIAL
  11.1%
  STEAM
  9.4%


Sales by Geographic Region
  NORTH AMERICA
  76.7%
  EUROPE
  17.3%
  ASIA
  3.0%
  OTHER
  3.0%

Total Sales $658 million

Watts Industries, Inc. Annual Report 1995
Financial Section

[GRAPHIC]      PHOTOS


TABLE OF CONTENTS

                                                               Page
Consolidated Financial Statements                                15
Report of Independent Auditors                                   15
Management's Discussion                                          26
Quarterly Information                                            29
Fifteen Year Financial Summary                                   30

Consolidated Statements of Earnings

(Amounts in thousands, except per share information)

                                                Fiscal Year Ended June 30
                                           1995           1994           1993
Net sales                              $657,666       $518,541       $465,796
Cost of goods sold                      424,680        322,336        292,103
GROSS PROFIT                            232,986        196,205        173,693
Selling, general and
 administrative expenses                149,033        121,597        111,550
Unusual charges                                                         7,000
OPERATING EARNINGS                       83,953         74,608         55,143
Other (income) expense:
Interest income                          (1,985)        (2,986)       (4,397)
Interest expense                         10,685          8,779          9,152
Other                                     1,606          1,480          1,248
                                         10,306          7,273          6,003
EARNINGS BEFORE INCOME TAXES AND
CUMULATIVE EFFECT OF CHANGE
 IN ACCOUNTING                           73,647         67,335         49,140
Provision for income taxes               27,909         26,325         18,734
EARNINGS BEFORE CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING                     45,738         41,010         30,406
Cumulative effect of change in
 accounting for
income taxes                                                            3,132
NET EARNINGS                           $ 45,738       $ 41,010       $ 27,274
Earnings per Common Share:
Earnings before  cumulative effect of
 change in accounting                    $ 1.54         $ 1.38         $ 1.01
Cumulative effect of  change in accounting
 for income taxes                                                         .10
NET EARNINGS                             $ 1.54         $ 1.38         $  .91
Dividends paid per Common Share           $ .24          $ .20          $ .16
Weighted average number
 of Common Shares                        29,755         29,717         30,099

The accompanying notes are an integral part of these consolidated financial statements.

Report of Ernst & Young LLP, Independent Auditors
Board of Directors
Watts Industries, Inc.
We have audited the accompanying consolidated balance sheets of Watts Industries, Inc. and subsidiaries as of June 30, 1995 and 1994, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Watts Industries
Europe B.V., a wholly-owned subsidiary, which statements reflect total assets of $171,700,000 and $107,700,000 as of June 30, 1995 and 1994, respectively, and total revenues of $108,700,000 in fiscal year 1995, $79,700,000 in fiscal year 1994 and $57,600,000 in fiscal year 1993. Those statements were audited by other auditors, Deloitte & Touche, whose reports have been furnished to us, and our opinion, insofar as it relates to data included for Watts Industries Europe B.V., is based solely on their reports.
We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of materialmisstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.
In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Watts Industries, Inc.
and subsidiaries at June 30, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1995, in conformity with generally accepted accounting principles.
As discussed in Note 4 to the consolidated financial statements, in fiscal year 1993, the Company changed its method of accounting for income taxes.



Ernst & Youngentob
August 8, 1995

Consolidated Balance Sheets

(Amounts in thousands, except share information)

                                                     1995                1994
CURRENT ASSETS
 Cash and cash equivalents                        $ 4,257             $ 6,231
 Short-term investments                             4,483              58,769
 Trade accounts receivable, less
  allowance of $5,828 in 1995
  and $4,488 in 1994 for doubtful
  accounts                                        118,769              79,342
 Inventories:
  Finished goods                                   82,638              60,104
  Work in process                                  42,034              39,671
  Raw materials                                    76,155              53,305
                                                  200,827             153,080
 Prepaid expenses and other
  current assets                                  13,588                8,484
 Deferred income taxes                            13,206               14,973
   Total Current Assets                          355,130              320,879
OTHER ASSETS
 Goodwill, net of accumulated amortization
  of $10,827 in 1995 and $7,232 in 1994          149,078               89,500
 Other                                            17,351               12,222
                                                 166,429              101,722
PROPERTY, PLANT AND EQUIPMENT
 Land                                             14,306               11,263
 Buildings and improvements                       74,804               62,279
 Machinery and equipment                         181,446              149,652
 Construction in progress                          9,414                7,181
                                                 279,970              230,375
 Less allowance for depreciation                 111,558               94,126
                                                 168,412              136,249
                                                $689,971             $558,850





LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                               $ 40,726             $ 24,672
 Accrued expenses and other liabilities           46,193               36,840
 Accrued compensation                             10,796                8,355
 Income taxes payable                              3,625                3,340
 Current portion of long-term debt                11,767                1,141
   Total Current Liabilities                     113,107               74,348
LONG-TERM DEBT, NET OF CURRENT PORTION           132,821               97,479
DEFERRED INCOME TAXES                             17,569               16,357
OTHER LIABILITIES                                 14,098                9,115
MINORITY INTEREST                                  6,422
STOCKHOLDERS' EQUITY
 Preferred Stock, $.10 par value;   5,000,000 shares authorized;
  no shares issued or outstanding
  Class A Common Stock, $.10 par value;
  80,000,000 shares authorized;
  18,218,216 shares in 1995 and   18,009,822 in 1994 issued
  and outstanding                                  1,822                1,801
 Class B Common Stock, $.10 par value;
  25,000,000 shares authorized;
  11,404,470 shares in 1995 and
  11,472,470 shares in 1994
  issued and outstanding                           1,140                1,147
 Additional paid-in capital                       95,496               92,996
 Retained earnings                               307,493              268,706
 Foreign currency translation adjustment               3              (3,099)
                                                 405,954              361,551
                                                $689,971             $558,850

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders' Equity
(Amounts in thousands, except share information)

                                   Class A                    Class B
                                 Additional
                    Common Stock                Common Stock          Paid-In
                    Shares      Amount          Shares      Amount     Capital
Balance at
 July 1, 1992   $9,170,830        $917     5,745,635        $575       $100,034
Net earnings
Shares of Class B
 Common Stock
 converted to
 Class A Common Stock         1,000           1          (1,000)         (1)
Shares of Class A
 Common Stock
 exchanged upon
 the exercise
of stock options
 and retired                 (4,500)         (1)                         (218)
Shares of Class A
 Common Stock
 issued upon the
 exercise of
 stock options               59,440           6                         1,675
Common Stock cash
 dividends
Change in foreign
 currency translation
 adjustment
Balance at
 June 30, 1993        9,226,770       923      5,744,635      574      101,491
Net earnings
Shares of Class B
 Common Stock
converted to Class
 A Common Stock              16,500           1          (16,500)        (1)
Shares of Class A
 Common Stock
exchanged upon
 the exercise of
stock options
 and retired           (25,498)         (3)                            (1,172)
Shares of Class A
 Common Stock
 issued upon the
 exercise of
stock options               154,761          16                         4,707
Purchase and
 retirement of
 treasury stock            (342,700)        (34)                       (12,030)
Common Stock
 cash dividends
 Effect of two
 -for-one
 stock split              8,979,989         898          5,744,335        574
Change in foreign
 currency translation
 adjustment
 Balance at
 June 30, 1994    18,009,822       1,801         11,472,470    1,147    92,996
Net earnings
Shares of Class B
 Common Stock
 converted to Class
 A Common Stock              68,000          7            (68,000)         (7)
 Shares of Class A
 Common Stock
 issued upon
 the exercise of
 stock options              140,394         14                           2,500
Common Stock cash
 dividends Change in
 foreign currency
 translation
 adjustment
 Balance at
 June 30, 1995      18,218,216     $1,822      11,404,470    $1,140   $95,496


The accompanying notes are an integral part of these consolidated financial statements.




Consolidated Statements of Stockholders' Equity
(Amounts in thousands, except share information)
                                                           Foreign
                                                          Currency       Total
                                         Retained           Translation
Stockholders'
                                 Earnings            Adjustment        Equity
Balance at July 1, 1992                  $211,519         $1,848      $314,893
Net earnings                               27,274                      27,274
Shares of Class B Common Stock
converted to Class A Common Stock
Shares of Class A Common Stock
exchanged upon the exercise
of stock options and retired                                             (219)
Shares of Class A Common Stock
issued upon the exercise of
stock options                                                            1,681
Common Stock cash dividends               (3,741)                      (3,741)
Change in foreign currency
translation adjustment                                        (4,768)  (4,768)
Balance at June 30, 1993                 235,052              (2,920)  335,120
Net earnings                              41,010                        41,010
Shares of Class B Common Stock
converted to Class A Common Stock
Shares of Class A Common Stock
exchanged upon the exercise of
stock options and retired                                              (1,175)
Shares of Class A Common Stock
issued upon the exercise of
stock options                                                            4,723
Purchase and retirement of treasury stock                              (12,064)
Common Stock cash dividends               (5,884)                      (5,884)
Effect of two-for-one stock split         (1,472)
Change in foreign currency
translation adjustment                                      (179)        (179)
Balance at June 30, 1994                 268,706          (3,099)      361,551
Net earnings                              45,738                        45,738
Shares of Class B Common Stock
converted to Class A Common Stock
Shares of Class A Common Stock
issued upon the exercise of
stock options                                                            2,514
Common Stock cash dividends              (6,951)                       (6,951)
Change in foreign currency
translation adjustment                                     3,102         3,102
Balance at June 30, 1995               $307,493               $3      $405,954

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
(Amounts in thousands)


                                                 Fiscal Year Ended June 30
                                             1995          1994          1993
OPERATING ACTIVITIES
Net earnings                              $45,738       $41,010       $27,274
Adjustments to reconcile net
 earnings to
 net cash provided by
 operating activities:
  Depreciation and amortization            24,588        22,393        20,560
  Deferred income taxes                     2,655          (151)       (1,273)
  Loss on disposal of equipment              (338)           15           168
 Cumulative effect of change in
 accounting for income taxes                                            3,132
Changes in operating assets and
 liabilities, net of effects
 from business acquisitions:
 Accounts receivable                      (19,066)       (9,849)        8,755
 Inventories                              (16,023)      (18,592)       (3,540)
Prepaid expenses and other
 current assets                            (2,918)        1,425         1,334
Accounts payable, accrued
 expenses and other
 liabilities                                5,692           158        (9,447)
Net cash provided by
 operating activities                      40,328        36,409        46,963

INVESTING ACTIVITIES

Additions to property,
 plant and equipment                      (31,025)      (19,928)      (25,798)
Proceeds from sale
 of equipment                               1,319           395           635
Increase in goodwill
 and other assets                            (597)       (1,196)       (1,378)
Business acquisitions,
 net of cash acquired                     (73,242)      (10,877)      (35,678)
Repayment of debt of
 acquired businesses                      (18,729)       (1,935)       (6,872)
Net changes in short-term
 investments                               54,286         7,429        32,690
Net cash used in
 investing activities                     (67,988)      (26,112)      (36,401)






FINANCING ACTIVITIES
Proceeds from long-term
 borrowings                                65,430           716        3,048
Payments of long-term debt                (34,684)       (6,032)        (963)
Proceeds from exercise of
 stock options                              2,059         2,418        1,265
Cash dividends                             (6,951)       (5,884)      (4,785)
Purchase and retirement
 of treasury stock                                      (12,064)
Net cash provided by
 (used in) financing
 activities                                25,854       (20,846)      (1,435)
Effect of exchange rate
 changes on cash and cash
 equivalents                                 (168)         (157)      (2,179)
INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS                 (1,974)      (10,706)       6,948
Cash and cash equivalents at
 beginning of year                          6,231        16,937        9,989
CASH AND CASH EQUIVALENTS
 AT END OF YEAR                            $4,257        $6,231      $16,937


The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1. Description of Business The Company designs, manufactures and sells an extensive line of valves for the water plumbing and heating, municipal water, water quality, industrial, steam, and oil and gas markets.

2. Accounting Policies Principles of Consolidation

The consolidated financial statements include the accounts of Watts Industries, Inc. and its majority-and wholly-owned subsidiaries (the Company). Upon consolidation, all significant intercompany accounts and transactions are eliminated.

Foreign Currency Translation

Balance sheet accounts of foreign subsidiaries are translated into United States dollars at fiscal year-end exchange rates. Operating accounts are translated at weighted average exchange rates for each year. Net translation gains or losses are adjusted directly to a separate component of stockholders' equity.

Cash Equivalents and Short-Term Investments

Cash equivalents consist of investments having maturities of three months or less at the date of purchase. Short-term investments consist of corporate and municipal bonds and participation in mutual funds whose portfolios consist principally of United States Government securities. Short-term investments are valued at market.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash equivalents, short-term investments and trade receivables. The Company places its cash equivalents and short-term investments with high credit-quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers included in the Company's customer base and their dispersion across many different industries and geographic areas. At June 30, 1995, the Company had no significant concentrations of credit risk.

Inventories

Inventories are stated principally at the lower of cost (first-in, first-out method) or market.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation is provided on the straight-line basis over the estimated useful lives of the assets.





Income Taxes

Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities.

Goodwill

Goodwill represents the excess of cost over the fair value of net assets of businesses acquired. This balance is amortized over 40 years using the straight-line method. The carrying value of goodwill is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted operating cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of the goodwill will be reduced to its fair value.

Earnings Per Common Share

Earnings per common share are calculated using the weighted average number of Class A and B Common Shares outstanding during each period and common stock equivalents attributable to the dilutive effect of Class A Common Stock options.

Basis of Presentation

Certain amounts in fiscal years 1994 and 1993 have been reclassified to permit comparison with the 1995 presentation.

3. Business Acquisitions

During fiscal year 1995, the Company completed the acquisition of five businesses and commenced one joint venture, all of which are valve manufacturers. These principally include Jameco Industries, Inc. in July 1994, 19

Tianjin Tanggu Watts Valve Co., Ltd. of the Peoples Republic of China in August 1994, Pibiviesse S.p.A. of Italy in November 1994, and Anderson-Barrows Metals Corporation in March 1995. The aggregate purchase price of these investments amounted to approximately $81,000,000. These acquisitions were accounted for under the purchase method. The results of operations of the acquired businesses are included in the consolidated financial statements from the dates of acquisition. Had these acquisitions occurred at the beginning of the fiscal year 1995 or 1994, the effect on operating results would not have been material.

4. Income Taxes

In fiscal year 1993, the Company adopted Statement of Financial Accounting Standards No. 109 ("Accounting for Income Taxes"). The cumulative effect of this change in accounting principle decreased fiscal year 1993 net earnings by $3.1 million or $.10 per share.

The significant components of the Company's deferred tax liabilities and assets are as follows:


                                                         June 30
                                               1995                   1994
                                                     (In thousands)
Deferred tax liabilities:
 Excess tax over book depreciation          $13,324                $12,402
 Other                                        4,245                  3,955
  Total deferred tax liabilities             17,569                 16,357
Deferred tax assets:
 Accrued expenses                             9,484                  8,202
 Other                                        4,367                  7,613
  Total deferred tax assets                  13,851                 15,815
Valuation allowance for deferred
 tax assets                                    (645)                  (842)
 Net deferred tax assets                     13,206                 14,973
 Net deferred tax liabilities                $4,363                 $1,384


The provision for income taxes is based on the following pre-tax earnings:

                                         Fiscal Year Ended June 30
                                     1995          1994           1993
                                             (In thousands)
Domestic                          $63,882       $57,375       $42,260
Foreign                             9,765         9,960         6,880

                                  $73,647       $67,335       $49,140






The provision for income taxes reflected in the consolidated statements of earnings consists of the following:

                                         Fiscal Year Ended June 30
                                     1995          1994           1993
                                             (In thousands)
Currently payable:
Federal                           $20,637      $20,035        $14,583
Foreign                               766        2,606          2,850
State                               3,851        3,835          2,574

                                   25,254       26,476         20,007

Deferred                            2,655        (151)        (1,273)

                                  $27,909     $26,325         $18,734


Total income taxes reported are different than would have been computed by applying the federal statutory tax rate to earnings before income taxes. The reasons for this difference are as follows:


                                         Fiscal Year Ended June 30
                                     1995          1994           1993
                                             (In thousands)
Computed expected Federal
 income tax expense               $25,776       $23,567       $16,708
State income taxes,
 net of Federal tax
 benefit                            2,634         2,350         1,548
Other                                (501)          408           478

                                  $27,909       $26,325       $18,734



At June 30, 1995, the Company had foreign net operating loss carryforwards of $5.2 million for income tax purposes that expire in fiscal years 1996 through 2005. In addition, foreign net operating losses of $4.5 million can be carried forward indefinitely. These carryforwards resulted primarily from business acquisitions. Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $43 million, $36 million and $29 million at June 30, 1995, 1994 and 1993, respectively. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. Federal and state income taxes has been provided thereon. Upon distribution of those earnings, in the form of dividends or otherwise, the Company will be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.

Determination of the amount of U.S. income tax liability that would be incurred is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce some portion of any U.S. income tax liability. Withholding taxes of approximately $3.1 million would be payable upon remittance of all previously unremitted earnings at June 30, 1995.

The Company made income tax payments of $25.2 million, $31.4 million and $20.5 million in 1995, 1994 and 1993, respectively.

5. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

                                                           June 30
                                                   1995                1994
                                                        (In thousands)
Commissions and sales incentives payable         $9,138              $6,860
Accrued insurance costs                           9,040               6,330
Other                                            28,015              23,650

                                                $46,193             $36,840


6. Financing Arrangements

Long-term debt consists of the following:

                                                           June 30
                                                   1995                1994
                                                        (In thousands)

83U8% Notes, Due 2003                           $75,000             $75,000
$125 million revolving line of credit,
 accruing interest
at LIBOR plus 25 basis points
 (6.065% at June 30, 1995)
and expiring in August 1999                     31,000

Industrial Revenue Bonds,
 maturing periodically from
 2006 through 2019, accruing
 interest at a variable rate
 based on weekly tax-exempt
 interest rates
 (4.4% at June 30, 1995)                         17,265              17,268



                                                           June 30
                                                   1995                1994
                                                        (In thousands)
Other                                            21,323               6,352

                                                144,588              98,620
Less current portion                             11,767               1,141

                                               $132,821             $97,479



Principal payments during each of the next five fiscal years are due as follows: 1996D
$11,767,000; 1997D$2,659,000; 1998D$2,003,000; 1999D$1,613,000; and
2000D$32,201,000. Interest paid in fiscal years 1995, 1994, and 1993 approximates interest expense.
Certain of the Company's loan agreements contain covenants that require, among other items, the maintenance of certain minimum financial ratios and limit the Company's ability to enter into secured borrowing arrangements for amounts exceeding 10% of the Company's consolidated stockholders' equity, unless the 83U8% Notes are secured ratably with such borrowings. Under its most restrictive loan covenant, the Company had $33 million available at June 30, 1995, for the payment of dividends.

7. Common Stock

On January 18, 1994, the Board of Directors declared a two-for-one stock split, effective March 15, 1994, in the form of a dividend of one additional share of the Company's Common Stock (Class A and B) for each share owned by stockholders of record at the close of business on March 1, 1994. Par value remained at $.10 per share. Earnings per share, cash dividends per common share, weighted average common shares outstanding and common stock option information have been restated to reflect the stock split as though it had occurred on July 1, 1992.
The Class A Common Stock and Class B Common Stock have equal dividend and liquidation rights. Each share of the Company's Class A Common Stock is entitled to one vote on all matters submitted to stockholders and each share of Class B Common Stock is entitled to ten votes on all such matters. Shares of Class B Common Stock are convertible into shares of Class A Common Stock, on a one-to-one basis, at the option of the holder.
The Company has reserved a total of 14,554,722 shares of Class A Common Stock for issuance under its Incentive Stock Option Plan, its Nonqualified Stock Option Plan and for conversion of shares of ClassEB Common Stock into Class A Common Stock.






8. Qualified and Nonqualified Stock Option Plans

The Company established a qualified incentive stock option plan in 1986 whereunder options to purchase up to 1,980,000 shares of Class A Common Stock may be granted to key employees. Options are granted at an exercise price equal to 100% of the fair market value per share on the date of grant. In addition, the Company established a nonqualified stock option plan in 1989 whereunder options to purchase up to 2,000,000 shares of Class A Common Stock may be granted to key employees. Options are granted at an exercise price determined by the Board of Directors, but not less than 50% of the fair market value per share on the date of grant. Outstanding options generally vest at the rate of 20% per year.


A summary of activity in the plans is as follows:

                                        Number of Shares
                                    Qualified  Nonqualified      Exercise Price

Outstanding options at
 July 1, 1992                        588,126       378,864      $8.09 to $24.75
Granted                              210,000       136,000      16.60 to  24.34
Exercised                            (86,880)      (32,000)      8.09 to  22.50
Canceled                             (34,000)                   14.25 to  22.50
Outstanding options at
 June 30, 1993                       677,246       482,864       8.75 to  24.75
Granted                              237,500       146,000      15.73 to  22.50
Exercised                           (108,446)     (167,432)      8.75 to  22.50
Canceled                             (54,000)     (158,000)      8.75 to  22.50



A summary of activity in the plans is as follows:

                                        Number of Shares
                                    Qualified  Nonqualified      Exercise Price
Outstanding options at
 June 30, 1994                       752,300       303,432     $ 8.75 to $24.75
Granted                              176,500       113,000      22.50 to  26.13
Exercised                            (63,500)      (76,894)       8.75 to 22.13
Canceled                            (186,000)                   14.25 to  22.50
Outstanding options at
 June 30, 1995                       679,300       339,538       8.75 to  26.13


At June 30, 1995 and 1994, options to purchase 248,771 and 238,312 shares, respectively, were exercisable and 2,131,414 and 2,234,914 options, respectively, were available for future grants under the Company's stock option plans.

9. Employee Benefit Plans
The Company sponsors a 401(k) Savings Plan for substantially all domestic non-union employees. Under the plan, the Company matches a specified percentage of employee contributions, subject to certain limitations. In addition, the Company sponsors defined benefit plans covering substantially all of its domestic non-union employees. The Company's funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes. At June 30, 1995 and 1994, the fair value of assets held in trust for the Company's defined benefit plans approximated the related projected benefit obligation. Expenses related to these plans were immaterial for each of the three years in the period ended June 30, 1995.

10. Commitments and Contingencies
The Company is engaged in various claims and litigation arising from its operations. In the opinion of management, uninsured losses, if any, resulting from these matters will not have a material adverse impact on the consolidated financial position or future results of operations of the Company.
The Company has been named a potentially responsible party with respect to identified contaminated sites. The level of contamination varies significantly from site to site and remediation efforts that are underway are in various stages. In certain cases, remediation has not begun. The Company has evaluated its potential exposure based on all currently available information and has recorded an estimate of its liability for environmental matters.



11. Financial Instruments

Fair Value of Long-Term Debt
The fair value of the Company's 83U8% Notes, Due 2003 is based on quoted market prices. The fair value of the Company's variable rate debt approximates its carrying value. The carrying amount and the estimated fair market value of the Company's long-term debt, including the current portion, are as follows:


                                        June 30
                                   1995        1994
                                    (In thousands)
Carrying amount                $144,588     $98,620
Estimated fair value            151,057      99,745


Forward Exchange Contracts
The Company, from time to time, enters into forward exchange contracts to hedge certain firm purchase commitments with third parties that present foreign exchange risk. The effect of this practice is to reduce the impact of foreign exchange movements on the Company's operating income and capital expenditures. The Company also hedges, using forward exchange contracts, certain intercompany transactions that present foreign exchange risk. The Company does not engage in currency speculation. Gains and losses on contracts, including those related to intercompany activity, which hedge specific foreign currency commitments with third parties are deferred and accounted for as part of the transaction being hedged. Gains and losses on other intercompany hedges are included in the determination of net income. The amounts hedged through these programs in fiscal year 1995 were immaterial and there were no outstanding hedge contracts at June 30, 1995.

12. Unusual Charges
In December 1992, the Company recorded unusual charges of $7 million. These unusual charges were related to environmental matters and costs associated with the downsizing and restructuring of certain previously acquired companies. The charges include approximately $2 million relating to the resolution of environmental litigation arising under CERCLA (Comprehensive Environmental Response, Compensation and Liability Act) involving a manufacturing facility sold in 1978, and clean-up costs principally relating to certain of the Company's foundry operations; a $3 million accrual for estimated future environmental clean-up costs; and $2 million relating to downsizing of certain previously acquired operations which have been unfavorably impacted by reduced military spending and to the consolidation and relocation of the operations of a previously acquired business.

13. Financial Information by Geographic Area
Financial information by geographic area is summarized as follows. Transfer prices to foreign subsidiaries are intended to produce profit margins commensurate with sales and marketing efforts.


                                   Domestic            Canada            Europe
                                                  (In thousands)
Fiscal Year Ended
 June 30, 1995
Net Sales                          $507,457           $30,016          $108,684
Transfer between areas               14,042             5,231
                                   $521,499           $35,247          $108,684
Operating income of
  geographic areas                  $81,266            $1,913           $10,411
General corporate expenses
Operating earnings
Assets                             $472,303           $29,567          $171,742
Fiscal Year Ended
 June 30, 1994
Net Sales                          $410,100           $28,732           $79,709
Transfer between areas               14,991             2,820
                                   $425,091           $31,552           $79,709
Operating income of
  geographic areas                  $72,193            $2,304           $10,276
General corporate expenses
Operating earnings
Assets                             $428,293           $23,469          $108,072
Fiscal Year Ended June 30, 1993
Net Sales                          $388,804           $19,347           $57,645
Transfer between areas               13,166             2,196
                                   $401,970           $21,543           $57,645
Operating earnings of
  geographic areas                  $57,961            $2,306            $6,294
General corporate expenses
Operating earnings
Assets                             $415,759           $20,343          $100,463





                                      Asia       Eliminations      Consolidated
                                               (In thousands)
Fiscal Year Ended
 June 30, 1995
Net Sales                          $11,509                             $657,666
Transfer between areas                               $19,273
                                   $11,509           $19,273           $657,666
Operating income of
  geographic areas                  $1,429              $507            $94,512
General corporate expenses                                               10,559
Operating earnings                                                      $83,953
Assets                             $17,550            $1,191           $689,971
Fiscal Year Ended
 June 30, 1994
Net Sales                                                              $518,541
Transfer between areas                               $17,811
                                                     $17,811           $518,541
Operating income of
  geographic areas                                       $94            $84,679
General corporate expenses                                               10,071
Operating earnings                                                      $74,608
Assets                                                  $984           $558,850
Fiscal Year Ended June 30, 1993
Net Sales                                                              $465,796
Transfer between areas                              $15,362
                                                    $15,362            $465,796
Operating earnings of
  geographic areas                                     $264             $66,297
General corporate expenses                                               11,154
Operating earnings                                                      $55,143
Assets                                                 $890            $535,675


Included in domestic sales are export sales of $43 million in fiscal year 1995, $45.4 million in fiscal year 1994 and $31.6 million in fiscal year 1993.

14. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(Amounts in thousands, except share information)

                                      First      Second       Third      Fourth
                                    Quarter     Quarter     Quarter     Quarter
Fiscal Year Ended June 30, 1995
Net sales                          $152,677    $159,024    $174,386    $171,579
Gross profit                         55,683      57,529      61,846      57,928
Net earnings                         11,390      11,165      12,731      10,452
Earnings per Common Share               .38         .38         .43         .35
Dividends paid per Common Share        .055        .055       .0625       .0625

Fiscal Year Ended June 30, 1994
Net sales                          $130,581    $127,734    $133,532    $126,694
Gross profit                         49,272      49,342      50,691      46,900
Net earnings                         10,537      10,548      11,040       8,885
Earnings per Common Share               .35         .36         .37         .30
Dividends paid per Common Share        .045        .045        .055        .055


Earnings per share and dividends paid per share have been restated to reflect the stock split effected in March 1994 as though it had occurred on July 1, 1993.

Management's Discussion and Analysis of
Financial Condition and Results of Operations

Results of Operations
Fiscal Year Ended June 30, 1995 Compared to
Fiscal Year Ended June 30, 1994

Net sales increased $139,125,000 (26.8%) to $657,666,000. This increase was attributable to the inclusion of the net sales of acquired companies, the establishment of the Company's Chinese joint venture, and increased unit shipments of certain product lines. The net sales of Jameco Industries, Inc. ("Jameco") acquired in July 1994, located in New York, Pibiviesse S.p.A. ("PBVS") acquired in November 1994, located in Italy, Anderson-Barrows Metals Corporation ("Anderson-
Barrows") acquired in March 1995, located in California, and the establishment of the Tianjin Tanggu Watts Valve Co., Ltd. (TWT) joint venture, in August 1994, located in Tianjin, Peoples Republic of China, represented approximately $98,054,000 of the increase in net sales. The Company had increased unit shipments of plumbing and heating valves, industrial valves and steam valves. The Company had increased net sales in Europe of $12,900,000 of which 68% of the increase was due to the strength of the foreign currencies versus the U.S. dollar. International sales were $193,000,000 and represented 29% of total net sales. The Company intends to maintain its strategy of seeking acquisition opportunities as well as expanding its existing market position to achieve sales growth.

Gross profit increased $36,781,000 (18.8%) to $232,986,000 and decreased as a percentage of net sales from 37.8% to 35.4%. This decreased percentage was primarily attributable to the inclusion of acquired companies, which currently operate at lower gross margins than the rest of the Company. The gross profit percentage was also adversely affected by increased raw materials costs primarily in bronze ingot and brass rod.

Selling, general and administrative expenses increased $27,436,000 (22.6%) to $149,033,000 and decreased as a percentage of net sales from 23.5% to 22.7%. This increase in expense was primarily attributable to the inclusion of the expenses of acquired companies discussed above, increased international selling expenses, and commissions associated with the increased sales volumes.
Interest income decreased $1,001,000 (33.5%) to $1,985,000 due to decreased levels of cash and short-term investments.

Interest expense increased $1,906,000 (21.7%) to $10,685,000. This increase was attributable to the increased levels of debt incurred in association with the acquisitions discussed above.

The effective tax rate of the Company was 37.9% for the year ended June 30, 1995 as compared to 39.1% for the year ended June 30, 1994. This decreased percentage was primarily attributable to lower effective tax rates experienced in Germany and Holland due to tax planning strategies executed during the year as a result of prior European acquisitions. There is no guarantee that this lower effective tax rate will continue in the future. Also, the Company's earnings in China are currently exempt from taxation in China for a period of two years.

Net earnings increased $4,728,000 (11.5%) to $45,738,000. The Company's return on investment for the year ended June 30, 1995 was 11.9% as compared to 11.8% for the year ended June 30, 1994.

The change in foreign exchange rates since June 30, 1994 did not have a material impact on the results of operations or the financial condition of the Company.

Results of Operations Fiscal Year Ended June 30, 1994 Compared to
Fiscal Year Ended June 30, 1993

Net sales increased $52,745,000 (11.3%) to $518,541,000. This increase was attributable to the inclusion of the net sales of acquired companies and increased unit shipments of certain product lines. The net sales of Intermes, S.p.A. ("Intermes") acquired in November 1992, Edward Barber Company ("EBCO") acquired in May 1993, Ancon Products, Inc. ("Ancon") acquired in July 1993, and Enpoco Canada, Ltd. ("Enpoco") acquired in November 1993, represented approximately 56% of the increase. The Company had increased unit shipments of plumbing and heating valves, water quality valves, and oil and gas valves. These increases were partially offset by decreased unit shipments of municipal water valves and aerospace/military valves. International sales increased from 23% to 29% of total sales, principally as a result of the acquisitions discussed above. Export sales increased almost $14,000,000 (44%) to $45,400,000, primarily due to increased shipments of oil and gas valves.

Gross profit increased $22,512,000 (13.0%) to $196,205,000 and increased as a percentage of net sales from 37.3% to 37.8%. This increased percentage was primarily attributable to improved manufacturing performance and increased volume, particularly in the plumbing and heating and water quality segments, as well as decreased costs of bronze ingot.

Selling, general and administrative expenses increased $3,047,000 (2.6%) to $121,597,000. The Company recorded $7,000,000 of unusual charges in the year ended June 30, 1993 for environmental matters and costs associated with the downsizing and restructuring of certain acquired companies. Excluding the effect of this charge, selling, general and administrative expenses would have increased $10,047,000 (9.0%) in the period ended June 30, 1994. This increase is primarily attributable to the inclusion of the expenses of acquired companies and increased commissions associated with the higher sales volume. These increases were partially offset by decreased spending at several subsidiaries as a result of downsizing programs implemented during the last fiscal year.

Interest income decreased $1,411,000 (32.1%) to $2,986,000 due to decreased levels of cash and short-term investments.

Net earnings increased $13,736,000 (50.4%) to $41,010,000. If the Company had not incurred the $7,000,000 of unusual charges and the cumulative effect of the change in accounting method in fiscal 1993, net earnings would have increased 18.5%. The Company's return on investment for the fiscal year ended June 30, 1994 was 11.8%. The Company's return on investment for the fiscal year ended June 30, 1993 before the change in accounting method and the $7,000,000 of unusual charges was 10.4%. This compares to 13.7% for fiscal year 1992, 15.8% for fiscal year 1991, and 17.6% for fiscal year 1990. The primary reasons for these declining percentages is the increase in stockholders' equity associated with the conversion of the Company's $44,000,000 Convertible Debentures on or prior to March 15, 1992 and the sale on February 28, 1991 of 920,000 shares of Class A Common Stock in a public offering at a price to the public of $40.50 per share. Stockholders' equity increased $78,732,000 as a result of these transactions. These transactions have also resulted in a relatively high level of cash and short-term investments which also had the effect of decreasing the return on investment ratio due to the lower return earned on these assets as compared to the return earned on operating assets.

The change in foreign exchange rates since June 30, 1993 did not have a material impact on the results of operations or the financial condition of the Company.

The weighted average number of common shares, after giving effect to the two-for-one stock split described in Note 7 to the accompanying consolidated financial statements, outstanding on June 30, 1994 decreased to 29,716,531 from 30,098,712 for fully diluted earnings per share. This decrease is the result of the repurchase by the Company, prior to the stock split, of 342,700 shares of Class A Common Stock. Primary and fully diluted earnings per share were $1.38 for the period ended June 30, 1994 compared to $1.16 before unusual charges and the cumulative effect of the change in accounting method for the period June 30, 1993.


Liquidity and Capital Resources

During the year ended June 30, 1995, the Company, or one of its wholly owned subsidiaries ("the Company"), invested in five acquisitions and commenced one joint venture. In July, 1994, the Company purchased Jameco Industries, Inc. located in Wyandanch, New York. Jameco is a manufacturer of metal and plastic water supply products, including valves, tubular products and sink strainers that are sold primarily to residential construction and home repair and remodeling markets in the United States. Jameco had net sales of approximately $56,000,000 for the twelve months ended June 30, 1994. In August of 1994, the Company entered into a joint venture with a valve company in Tianjin, Peoples Republic of China to manufacture butterfly valves for both the Chinese and export markets. The Company's investment of $8,500,000 represented a 60% interest in the joint venture. The joint venture immediately purchased $3,500,000 of inventory from the minority partner in accordance with the joint venture agreement. The remainder of the joint venture investment of $5,000,000 is being utilized for working capital and fixed asset purchases. In November, 1994, the Company purchased Pibiviesse S.p.A. located in Mazzo Di Rho, Italy. PBVS is a manufacturer of valves primarily for oil and gas applications. PBVS had net sales of approximately $34,000,000 for the twelve months ended June 30, 1994. In August and December of 1994, the Company acquired two product lines. The first is a line of cryogenic valves used in industrial applications and the second is a line of check and relief valves used in aerospace and military applications. In March of 1995, the Company purchased Anderson-Barrows Metals Corporation located in Palmdale, California. Anderson Barrows is a manufacturer of compression and flare fittings, plastic tubing and braided metal hose connectors which are sold primarily to the domestic residential construction and home repair and remodeling markets. Anderson-
Barrows had net sales of approximately $21,000,000 for the twelve months ended December 31, 1994. The aggregate purchase price for these investments was $81,008,000, after certain adjustments, plus acquired debt of $33,701,000. The Company has repaid $18,729,000 of debt acquired with three of the companies.

During the year ended June 30, 1995, the Company spent $31,025,000 on capital expenditures, primarily manufacturing machinery and equipment, as part of its commitment to continuously improve its manufacturing capabilities.

Working capital at June 30, 1995 was $242,023,000 compared to $246,531,000 at June 30, 1994. Cash and short-term investments were $8,740,000 at June 30, 1995 compared to $65,000,000 at June 30, 1994. The ratio of current assets to current liabilities was 3.1 to 1 at June 30, 1995 compared to 4.3 to 1 at June
28

30, 1994. Debt as a percentage of total capital employed was 26.3% at June 30, 1995 compared to 21.4% at June 30, 1994.

In order to support the Company's acquisition program, working capital requirements which arise from acquisitions, and for general corporate purposes, the Company entered into a five-year commitment for an unsecured line of credit for $125,000,000 expiring in August of 1999. Please see Note 6 of the accompanying consolidated financial statements. At June 30, 1995, the Company had net borrowings of $31,000,000 under this credit facility. The Company, from time to time, is involved with environmental proceedings and incurs costs on an ongoing basis related to environmental matters. The Company has been named a potentially responsible party with respect to currently identified contaminated sites, which are in various stages of the remediation process. The Company has evaluated its potential exposure based on all currently available information and has recorded its estimate of its liability for environmental matters. The ultimate outcome of these environmental matters cannot be determined. The Company currently anticipates that it will not incur significant expenditures in fiscal 1996 in connection with any of these environmentally contaminated sites. Please see Note 10 to the accompanying consolidated financial statements.
Subsequent to year end, the Company entered into a joint venture with Suzhou Valve Factory in Suzhou, Peoples Republic of China. The Company will invest a total of $6,000,000 for a 60% interest in the joint venture during fiscal year 1996. This joint venture will manufacture oil and gas valves for both the Chinese and export markets.
The Company anticipates that available funds and those funds provided from current operations will be sufficient to meet current operating requirements and anticipated capital expenditures for at least the next 24 months.

Quarterly Information

                                                                      Dividends
Fiscal Quarters                        Market Price                   Per Share
                          1995                    1994          1995       1994
                    High       Low           High       Low
First              261U4     221U2         221U16     171U8    $.055      $.045
Second            263U16     181U4          251U4     211U4     .055       .045
Third              233U4     20             285U8     231U2     .0625      .055
Fourth             251U4     205U8          27        221U4     .0625      .055
Year                                                           $.235      $.20



Fifteen Year Financial Summary
(Amounts in thousands, except per share information)
Operating Data                         1995              1994              1993
Net sales                          $657,666          $518,541          $465,796
Gross profit                        232,986           196,205           173,693
% of net sales                        35.40             37.80             37.30
Selling, general and
 administrative expenses            149,033           121,597           118,550
% of net sales                        22.70             23.40             25.50
Operating income                     83,953            74,608            55,143
% of net sales                        12.80             14.40             11.80
Earnings before income taxes         73,647            67,335            49,140
% of net sales                        11.20             13.00             10.55
Provision for income taxes           27,904            26,325            18,734
% of earnings before income taxes     37.90             39.10             38.10
Net earnings                         45,738            41,010            27,274
% of net sales                         7.00              7.90              5.90
Net earnings before unusual
 charges & accounting change              -                 -            34,745
% of net earnings before
 unusual charges & accounting change      -                 -              7.50

Investment Data
Total assets                       $689,971          $558,850          $535,675
Cash and short-term investments       8,740            65,000            83,135
Current assets                      355,130           320,879           301,192
Current ratio                      3.1 to 1          4.3 to 1          3.8 to 1
Working capital                     242,023           246,531           222,652
Capital expenditures                 31,025            19,928            25,798
Depreciation and amortization
 expense                             24,588            22,393            20,560
Net property, plant and equipment   168,412           136,249           134,261
Capital employed:
Total debt                          144,588            98,620           103,834
Stockholders' equity                405,954           361,551           335,120
Capital employed                    550,542           460,171           438,954
Debt as a % of capital employed        26.3              21.4              23.7


Return on Investment Data
Return on average stockholders'
 investment - %                        11.9              11.8               8.4

Per Share Data
Net earnings - Fully
 diluted/Before unusual charges
 & accounting change                  $1.54             $1.38         $.91/1.16
Dividends paid per Common Share         .24               .20               .16
Ending stockholders' equity           13.67             12.18             11.14
Weighted average shares outstanding
 - Fully diluted                     29,755            29,717            30,099




Fifteen Year Financial Summary
(Amounts in thousands, except per share information)

Operating Data                         1992              1991              1990
Net sales                          $423,808          $350,780          $291,861
Gross profit                        161,004           134,790           115,167
% of net sales                        38.00             38.40              39.5
Selling, general and
 administrative expenses             96,458            80,584            68,552
% of net sales                        22.80             23.00              23.5
Operating income                     64,546            54,206            46,615
% of net sales                        15.20             15.50                16
Earnings before income taxes         59,939            51,332            44,223
% of net sales                        14.10             14.60              15.2
Provision for income taxes           23,314            19,651            16,521
% of earnings before income taxes     38.90             38.20              37.4
Net earnings                         36,625            31,681            27,702
% of net sales                         8.60              9.00               9.5
Net earnings before unusual
 charges & accounting change              -                 -                 -
% of net earnings before unusual
 charges & accounting change              -                 -                 -

Investment Data
Total assets                       $475,620          $353,223          $286,761
Cash and short-term
 investments                        108,877            76,049            42,031
Current assets                      301,291           229,583           181,089
Current ratio                      5.5 to 1          5.1 to 1          4.3 to 1
Working capital                     246,355           184,796           138,640
Capital expenditures                 18,054            14,101            17,788
Depreciation and
 amortization expense                17,630            13,581            11,561
Net property, plant and equipment   105,373            90,309            80,290
Capital employed:
Total debt                           96,564            66,209            71,100
Stockholders' equity                314,893           235,715           170,775
Capital employed                    411,457           301,924           241,875
Debt as a % of capital employed        23.5              21.9              29.4


Return on Investment Data
Return on average stockholders'
 investment - %                        13.7              15.8              17.6

Per Share Data
Net earnings - Fully
 diluted/Before unusual charges
 & accounting change                  $1.27             $1.18             $1.06
Dividends paid per Common Share         .13               .11              0.09
Ending stockholders' equity           11.12              9.03              6.72
Weighted average shares outstanding
 - Fully diluted                     30,080            28,707            27,955



30







Fifteen Year Financial Summary
(Amounts in thousands, except per share information)

Operating Data                         1989              1988              1987
Net sales                          $223,871          $181,353          $145,561
Gross profit                         86,612            72,628            59,641
% of net sales                         38.7                40                41
Selling, general and
 administrative expenses             48,483            40,502            31,608
% of net sales                         21.7              22.3              21.7
Operating income                     38,129            32,126            28,033
% of net sales                           17              17.7              19.3
Earnings before income taxes         37,758            31,058            27,611
% of net sales                         16.9              17.1                19
Provision for income taxes           14,743            12,133            13,306
% of earnings before income taxes        39              39.1              48.2
Net earnings                         23,015            18,925            14,305
% of net sales                         10.3              10.4               9.8
Net earnings before unusual
 charges & accounting change              -                 -                 -
% of net earnings before
 unusual charges & accounting
 change                                   -                 -                 -

Investment Data
Total assets                       $246,821          $176,760          $148,241
Cash and short-term investments      79,099            40,405            41,905
Current assets                      175,333           118,925            99,542
Current ratio                      5.8 to 1          5.1 to 1          6.6 to 1
Working capital                     145,300            95,734            84,345
Capital expenditures                 12,257            10,704             7,127
Depreciation and amortization
 expense                              8,807             6,793             5,399
Net property, plant and equipment    59,225            52,877            44,793
Capital employed:
Total debt                           67,165            24,448            23,045
Stockholders' equity                143,714           122,944           104,982
Capital employed                    210,879           147,392           128,027
Debt as a % of capital employed        31.9              16.6                18


Return on Investment Data
Return on average stockholders'
 investment - %                        17.3              16.6              15.8

Per Share Data
Net earnings - Fully
 diluted/Before unusual
 charges & accounting change          $0.91             $0.75             $0.58
Dividends paid per Common Share        0.07              0.05              0.03
Ending stockholders' equity            5.69              4.88              4.23
Weighted average shares
 outstanding - Fully diluted         25,922            25,186            24,816




Fifteen Year Financial Summary
(Amounts in thousands, except per share information)

Operating Data                         1986              1985              1984
Net sales                          $137,004          $124,372          $102,551
Gross profit                         54,650            48,384            39,912
% of net sales                         39.9              38.9              38.9
Selling, general and
 administrative expenses             30,606            26,948            22,517
% of net sales                         22.3              21.7                22
Operating income                     24,044            21,436            17,395
% of net sales                         17.5              17.2                17
Earnings before income taxes         24,197            21,732            17,818
% of net sales                         17.7              17.5              17.4
Provision for income taxes           11,427            10,312             8,306
% of earnings before income taxes      47.2              47.5              46.6
Net earnings                         12,770            11,420             9,512
% of net sales                          9.3               9.2               9.3
Net earnings before unusual
 charges & accounting change              -                 -                 -
% of net earnings before
 unusual charges & accounting change      -                 -                 -

Investment Data
Total assets                       $115,337          $103,829           $80,745
Cash and short-term investments      16,735            11,905            18,966
Current assets                       71,590            65,124            60,671
Current ratio                      5.6 to 1          3.7 to 1          3.8 to 1
Working capital                      58,831            47,636            44,701
Capital expenditures                 11,688             9,840             5,081
Depreciation and amortization
 expense                              4,356             3,261             2,357
Net property, plant and equipment    38,659            31,496            19,582
Capital employed:
Total debt                           23,611            21,582             9,707
Stockholders' equity                 75,813            64,052            53,475
Capital employed                     99,424            85,634            63,182
Debt as a % of capital employed        23.7              25.2              15.4


Return on Investment Data
Return on average stockholders'
 investment - %                        18.3              19.4              19.4

Per Share Data
Net earnings - Fully diluted/
Before unusual charges &
 accounting change                    $0.56             $0.50             $0.42
Dividends paid per Common Share        0.04              0.02                 -
Ending stockholders' equity            3.31               2.8              2.34
Weighted average shares outstanding
 - Fully diluted                     22,896            22,870            22,860







Fifteen Year Financial Summary
(Amounts in thousands, except per share information)

Operating Data                         1983              1982              1981
Net sales                           $77,211           $71,626           $66,023
Gross profit                         30,608            25,253            21,734
% of net sales                         39.6              35.3              32.9
Selling, general and
 administrative expenses             17,732            14,469            11,838
% of net sales                           23              20.2              17.9
Operating income                     12,876            10,784             9,896
% of net sales                         16.7              15.1                15
Earnings before income taxes         13,226            11,283             9,919
% of net sales                         17.1              15.8                15
Provision for income taxes            5,975             4,895             4,765
% of earnings before income taxes      45.2              43.4                48
Net earnings                          7,251             6,388             5,154
% of net sales                          9.4               8.9               7.8
Net earnings before unusual
 charges & accounting change             -                 -                 -
% of net earnings before
 unusual charges &
 accounting change                       -                 -                 -

Investment Data
Total assets                       $67,369           $58,150            $49,756
Cash and short-term investments     11,772            13,319              4,020
Current assets                      50,092            43,332             35,407
Current ratio                     4.3 to 1          4.1 to 1           2.8 to 1
Working capital                     38,521            32,659             22,948
Capital expenditures                 5,670             1,483              2,100
Depreciation and
 amortization expense                1,954             1,710              1,779
Net property, plant and equipment   16,956            13,419             13,647
Capital employed:
Total debt                          10,145             9,249              6,215
Stockholders' equity                44,622            37,393             31,255
Capital employed                    54,767            46,642             37,470
Debt as a % of capital employed       18.5              19.8               16.6


Return on Investment Data
Return on average
 stockholders' investment - %         17.7              18.6               17.9

Per Share Data
Net earnings - Fully
 diluted/Before unusual
 charges & accounting change         $0.32             $0.26              $0.21
Dividends paid per Common Share                         0.01
Ending stockholders' equity          1.95               1.55                1.3
Weighted average shares
 outstanding - Fully diluted       22,860             24,110             24,122


[GRAPHIC]      PHOTO OF BOARD OF DIRECTORS
             Board of Directors
        Left to right:
               Frederic B. Horne
               Gordon W. Moran
               Noah T. Herndon
               Wendy E. Lane
               Kenneth J. McAvoy
               Timothy P. Horne
               Daniel J. Murphy, III
               David A. Bloss, Sr.


[GRAPHIC]   PHOTO OF CORPORATE OFFICERS



Corporate Officers
        Front row, left to right:
                Timothy P. Horne
                David A. Bloss, Sr.
         Middle row, left to right:
                Kenneth J. McAvoy
               William C. McCartney
         Top row, left to right:
                Robert T. McLaurin
                Suzanne M. Zabitchuck
                Michael O. Fifer
         Not shown:
                Frederic B. Horne

Directors
Timothy P. Horne

Chairman of the Board, President
and Chief Executive Officer of the Corporation

David A. Bloss, Sr.
Executive Vice President
of the Corporation

Kenneth J. McAvoy
Chief Financial Officer,
Treasurer, Secretary
of the Corporation

Frederic B. Horne
Corporate Vice President
of the Corporation

Noah T. Herndon
Partner of Brown Brothers
Harriman & Company

Wendy E. Lane
Chairman, Lane Holdings, Inc.

Gordon W. Moran
President and Chief Executive Officer
Hollingsworth & Vose Company

Daniel J. Murphy, III
Chairman, Northmark Bank

Corporate Officers

Timothy P. Horne
Chairman of the Board, President
and Chief Executive Officer

David A. Bloss, Sr.
Executive Vice President

Kenneth J. McAvoy
Chief Financial Officer
and Executive Vice President
of European Operations

Frederic B. Horne
Corporate Vice President

Suzanne M. Zabitchuck
Corporate Counsel
and Assistant Secretary






William C. McCartney
Vice President of Finance
and Controller

Robert T. McLaurin
Corporate Vice President,
Asian Operations

Michael O. Fifer
Vice President,
Corporate Development

Corporate Information
Executive Offices
815 Chestnut Street
North Andover, MA 01845-6098
Tel. 508-688-1811
Fax. 508-688-5841

Registrar and Transfer Agent
The First National Bank of Boston
100 Federal Street
Boston, MA 02110

Counsel
Goodwin, Procter & Hoar
Exchange Place
Boston, MA 02109

Auditors
Ernst & Young LLP
200 Clarendon Street
Boston, MA 02116

Annual Meeting
October 17, 1995
10:00 AM
Andover Inn
Andover, MA

Stock Listing
New York Stock Exchange
Ticker Symbol: WTS

Form 10-K
Stockholders may obtain without charge a copy of the Company's most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission by writing to:
Watts Industries, Inc.
Attn: Chief Financial Officer
815 Chestnut St.
North Andover, MA 01845-6098

Watts Industries, Inc., 815 Chestnut Street, North Andover, Massachusetts 01845-6098
AR 9536
Printed in U.S.A.

 Exhibit 21


DIRECT AND INDIRECT SUBSIDIARIES OF WATTS INDUSTRIES, INC.

AS OF 9/1/95

DOMESTIC:

Watts International Sales Corp. [Massachusetts]
Watts Investment Company [Delaware]
Watts Regulator Company [Massachusetts]
Watts Securities Corp. [Massachusetts]
Circle Seal Controls, Inc. [Delaware]
Green Country Castings, Inc. [Oklahoma]
Henry Pratt Company [Delaware]
James Jones Company [California]
KF Industries, Inc. [Oklahoma]
KF Sales Corp. [Delaware]
Rudolph Labranche, Inc. [New Hampshire]
Leslie Controls, Inc. [New Jersey]
Nicholson Steam Trap, Inc. [Delaware]
Spence Engineering Company, Inc. [Delaware]
Ancon U.S.A., Inc. [Delaware]
Anderson-Barrows Metals Corp. [California]
Jameco Acquisition Corp. [Delaware]
Jameco Industries, Inc. [New York]
R.G. Laurence Company, Inc. [New Jersey]

INTERNATIONAL:

Watts Industries (Canada) Inc. [Canada]
Watts Industries Europe B.V. [The Netherlands]
Watts Industries France S.A. [France]
Watts Industries Germany GmbH [Germany]
Wattsco International [U.S. Virgin Islands]
Watts Ocean BV [The Netherlands]
Societe des Etablissements Rene TRUBERT [France]
Watts SFR SA [France]
Watts UK Ltd. [United Kingdom]
Edward Barber & Co. Ltd. [United Kingdom]
Edward Barber (UK) Ltd. [United Kingdom]
G.R.C. Controls SA [Spain]
HST AG [Switzerland]
HST GmbH [Austria]
Intermes SpA [Italy]
Intermes UK Ltd [United Kingdom]
KF Industries Europe BV [The Netherlands]
Kingsworth Products Ltd. [United Kingdom]
Leslie International V.I. [Virgin Islands]
M.T.R GmbH [Germany]
Ocean B.V. [The Netherlands]
Pibiviesse SpA [Italy]
Philabel BV [The Netherlands] Watts AG [Switzerland]
Watts Ocean NV [Belgian]

Jameco Export Sales Corporation [U.S. Virgin Islands]
Watts Intermes LDA [Portugal] (Not yet incorporated)
WIG Armaturen Vertriebs, GmbH [Germany]
WSA Heizungs und Sanitartechnik GmbH [Germnay]
WIC Verwaltungs und Beteiligungs GmbH [Germany]
Londa SpA [Italy]

In addition to the foregoing, the Company an 80% interest in De Martin Srl [Italy], a 59% interest in ISI SpA [Italy], a 60% interest in
Tianjin Tanggu Watts Valve Company Limited, a Chinese joint venture, and a 60% interest in Suzhou Watts Valve Co., Ltd., a Chinese joint venture.