Form 10-Q
period 1995-09-30
WATTS INDUSTRIES INC
filed 1995-11-13
CIK 795403

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                     ----------------------

                            FORM 10-Q

 ___
/ X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1995 or
 ___
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
          Yes  X    No_____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class               Outstanding at October 31, 1995
------------------------------   -----------------------------
Class A Common, $.10 par value     18,270,338
Class B Common, $.10 par value     11,365,627

             WATTS INDUSTRIES, INC. AND SUBSIDIARIES



                              INDEX

Part I.  Financial Information                        Page #

     Item 1. Condensed Consolidated Balance Sheets     3
             at September 30, 1995 and
             June 30, 1995.

             Condensed Consolidated Statements of      4
             Earnings for the Three Months Ended
             September 30, 1995 and
             September 30, 1994.

             Condensed Consolidated Statements of      5
             Cash Flows for the Three Months Ended
             September 30, 1995 and
             September 30, 1994.

             Notes to Condensed Consolidated           6,7,
             Financial Statements.                     8,9

     Item 2. Management's Discussion and Analysis      10,11,
             of Financial Condition and Results of     12,
             Operations.

Part II.  Other Information


     Item 6. Exhibits and Reports on Form 8-K.         13

     Signatures                                        14

             Exhibit Index                             15

             Exhibit 11 - Computation of Per Share     16
             Earnings.

             Exhibit 27 - Financial Data Schedule      17




                          PART I.   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                     WATTS INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands, except share information)
                                   (Unaudited)
                                                       Sept. 30,    June 30,
                                                         1995         1995
                                                       _________    _________

CURRENT ASSETS
   Cash and cash equivalents.........................$        0   $    4,257
   Short-term investments............................         0        4,483
   Trade accounts receivable, less allowance
     for doubtful accounts of $5,952 and $5,828......   130,390      118,769
   Inventories:
         Finished goods..............................    83,327       82,638
         Work in process.............................    44,371       42,034
         Raw materials...............................    78,672       76,155
                                                       _________    _________
                                                        206,370      200,827
   Prepaid expenses and other current assets.........    16,950       13,588
   Deferred tax benefit..............................    14,132       13,206
                                                       _________    _________
        Total Current Assets.........................   367,842      355,130
OTHER ASSETS
   Intangible assets, net............................     8,605        8,210
   Goodwill..........................................   159,332      149,078
   Other.............................................    10,927        9,141
PROPERTY, PLANT AND EQUIPMENT
   Property, plant and equipment at cost.............   284,770      279,970
   Less allowance for  depreciation..................  (116,655)    (111,558)
                                                       _________    _________
   Property, plant and equipment, net................   168,115      168,412
                                                       _________    _________
TOTAL ASSETS                                         $  714,821   $  689,971
                                                       =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable..................................$   44,019   $   40,726
   Accrued expenses..................................    51,870       46,193
   Accrued compensation and related items............     8,318       10,796
   Income taxes......................................    11,815        3,625
   Current portion of long-term debt.................    11,183       11,767
                                                       _________    _________
        Total Current Liabilities....................   127,205      113,107
LONG-TERM DEBT, less current portion.................   133,894      132,821
DEFERRED INCOME TAXES................................    16,842       17,569
OTHER LIABILITIES....................................    13,437       14,098
MINORITY INTEREST....................................     6,662        6,422

STOCKHOLDERS' EQUITY
   Class A Common Stock, $.10 par value;
   80,000,000 shares authorized, 18,270,338
   shares issued and outstanding at September 30.....     1,827        1,822
   Class B Common Stock, $.10 par value;
   25,000,000 shares authorized, 11,365,627
   shares issued and outstanding at September 30.....     1,137        1,140
   Additional paid-in capital........................    95,629       95,496
   Retained earnings.................................   317,775      307,493
   Equity adjustment from translation................       413            3
                                                       _________    _________
        Total Stockholders' Equity...................   416,781      405,954
                                                       _________    _________
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.......    $  714,821   $  689,971
                                                       =========    =========
See accompanying notes to condensed consolidated financial statements.

                     WATTS INDUSTRIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF  EARNINGS
                  (Amounts in thousands, except per share data)
                                   (Unaudited)
                                                       Three Months Ended
                                                       ________ _____________
                                                       Sept. 30,    Sept. 30,
                                                         1995         1994
                                                       _________    _________

   Net sales ........................................$  175,304   $  152,677
   Cost of goods sold ...............................   113,448       96,994
                                                       _________    _________
        GROSS PROFIT ................................    61,856       55,683
   Selling, general & administrative expenses .......    39,042       34,849
                                                       _________    _________
        OPERATING INCOME ............................    22,814       20,834
   Other (income) expense:
        Interest income .............................      (321)        (750)
        Interest expense ............................     2,846        2,410
        Other - net .................................       617          264
                                                       _________    _________
                                                          3,142        1,924
                                                       _________    _________
        EARNINGS BEFORE INCOME TAXES ................    19,672       18,910
   Provision for income taxes .......................     7,538        7,520
                                                       _________    _________
        NET EARNINGS ................................$   12,134   $   11,390
                                                       =========    =========
   Primary and fully-diluted earnings per share :          $ .41        $ .38
                                                       =========    =========
   Cash dividends per share..........................    $ .0625      $ .0550
                                                       =========    =========
   See accompanying notes to condensed consolidated financial statements.


                     WATTS INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF  CASH FLOWS
                              (Amounts in thousands)
                                   (Unaudited)
                                                       Three Months Ended
                                                       ________ _____________
                                                       Sept 30,     Sept 30,
                                                         1995         1994
                                                       _________    _________

OPERATING ACTIVITIES
   Net earnings                                      $   12,134   $   11,390
   Adjustments to reconcile net earnings to net cash
     provided by operating activities:
       Depreciation and amoritzation                      6,973        5,966
       Provision for deferred income taxes               (1,171)         317
       (Gain)Loss on disposal of fixed assets                54          (26)
       Changes in operating assets and liabilities, net
         of effects from business acquisitions:
           Accounts receivable                           (9,553)     (15,375)
           Inventories                                   (2,198)       4,557
           Prepaid  expenses and other assets            (4,988)        (906)
           Accounts payable and accrued expenses          9,009        6,297
                                                       _________    _________
   NET CASH PROVIDED BY OPERATING ACTIVITIES             10,260       12,220
INVESTING ACTIVITIES
   Additions to property, plant and equipment            (5,114)      (5,051)
   Proceeds from disposal of equipment                      301           50
   Increase in intangible assets                           (679)        (482)
   Business acquisitions, net of cash acquired          (12,352)     (41,526)
   Repayment of debt of acquired businesses                             (305)
   Net changes in short-term investments                  4,483       38,804
                                                       _________    _________
   NET CASH USED IN  INVESTING ACTIVITIES               (13,361)      (8,510)

FINANCING ACTIVITIES
   Proceeds from exercise of stock options                   44          170
   Proceeds of long-term borrowings                      17,500          114
   Payments of long-term debt                           (17,090)        (256)
   Cash dividends                                        (1,852)      (1,622)
                                                       _________    _________
   NET CASH USED IN FINANCING ACTIVITIES                 (1,398)      (1,594)
Effect of exchange rates on cash and cash equivalents       242          119
                                                       _________    _________
INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS        (4,257)       2,235
Cash and cash equivalents at beginning of period          4,257        6,231
                                                       _________    _________
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $        0   $    8,466
                                                       =========    =========

See accompanying notes to condensed consolidated financial statements.





WATTS INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)


1.    In  the   opinion of management,  the  accompanying
unaudited condensed consolidated financial statements contain all necessary adjustments, consisting only of adjustments of a normal recurring nature, to present fairly Watts Industries, Inc.'s Condensed Consolidated
Balance  Sheet  as of September 30, 1995,  the  Condensed
Consolidated Statements of Earnings for the three months ended September 30, 1995 and September 30, 1994, and the
Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 1995 and September 30,
1994.

      The balance sheet at June 30, 1995 has been derived
from the audited financial statements at that date.   The
accounting policies followed by the Company are described
in  the  June  30,  1995 financial statements  which  are
contained  in  the Company's 1995 Annual Report.   It  is
suggested that these financial statements be read in conjunction with the financial statements and notes included in the 1995 Annual Report to stockholders.


2.    On July 28, 1994, a wholly owned subsidiary of  the
Company  purchased Jameco Industries, Inc. ("Jameco")  of
Wyandanch,  New York. Jameco is a manufacturer  of  metal
and  plastic  water  supply products,  including  valves,
tubular  products  and  sink  strainers  that  are   sold
primarily to residential construction and home repair and remodeling markets in the United States and overseas.
Jameco had net sales of approximately $65,000,000 for the twelve months ended June 30, 1995.

     In August of 1994,  a wholly owned subsidiary of the
Company  entered into a joint venture with  Tanggu  Valve
Company  in  Tianjin,  Peoples Republic  of  China.   The
Company's investment represents a 60% interest in the joint venture.

     On November 18, 1994, a wholly owned subsidiary of the Company purchased Pibiviesse S.p.A. ("PBVS") located in Nerviano, Italy. PBVS manufactures a complete range of trunnion mounted ball valves with manufacturing capabilities up through 60 inch diameter and inclusive of Class 2500 pressure ratings to meet the demanding requirements of international pipeline projects. PBVS has annual net sales of approximately $25,000,000.

In August and December of 1994, a wholly owned subsidiary of the Company acquired two product lines. One product line is a line of cryogenic valves used in industrial applications. The other product line is check and relief valves used in aerospace and military applications.

On March 1, 1995, a wholly owned subsidiary of the Company purchased Anderson-Barrows Metals Corporation
("Anderson-Barrows") of Palmdale, California.  Anderson-
Barrows is a manufacturer of compression and flare fittings, plastic tubing and braided metal hose connectors which are sold primarily to the domestic residential construction and home repair and remodeling markets. Anderson-Barrows had net sales of approximately
$21,000,000 for the twelve months ended December 31, 1994.

     In July of 1995, a wholly owned subsidiary of the Company entered into a joint venture with Suzhou Valve
Factory (SUFA) in Suzhou, Peoples Republic of China, to manufacture ball valves for the industrial and oil and gas markets. The Company has invested $2,000,000, as of September 30, 1995; the Company's total commitment of $6,000,000 represents a 60% interest in the joint venture.

     On August 28, 1995, a wholly owned subsidiary of the Company purchased Societe des Etablissements Rene Trubert
("Trubert") of Chartres, France. Trubert is a manufacturer of thermostatic mixing valves sold primarily to commercial and industrial applications to accurately control the temperature of water for human safety and process control. Trubert had net sales of approximately
$8,000,000 for the twelve months ended June 30, 1995.

     On September 1, 1995, a wholly owned subsidiary of the Company acquired the Keane product line from Keane
Controls Corp. This product line consists of solenoid valves and regulators used in high pressure applications.
The annual sales of these products are approximately
$1,500,000.

     On September 29, 1995, a wholly owned subsidiary acquired the Kieley Mueller Control Valve product line from International Valve Corporation. This product line consists of linear and rotary control valves sold primarily for industrial process applications to accurately control the pressure, flow, and temperature of steam and process fluids. The annual sales of these products are approximately $2,800,000.

     The aggregate purchase price for these investments was $98,500,000 after certain adjustments, plus acquired debt of $33,701,000. The Company has repaid $20,015,680 of debt acquired with three of the companies.


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

      The  Company  is currently a party to or  otherwise
involved with various administrative or legal proceedings
under  federal,  state  or local  environmental  laws  or
regulations involving a number of sites, in some cases as
a  participant  in  a  group of  potentially  responsible
parties.   Four  of  these sites, the Sharkey  and  Combe
Landfills in New Jersey, the San Gabriel Valley/El Monte,
California   water   basin   matter,   and   the   Jack's
Creek/Sitkin Smelting Superfund site in Pennsylvania, are
listed on the National Priorities List.  With respect  to
the Sharkey Landfill, the Company has been allocated .75%
of the remediation costs, an amount which is not material
to  the  Company.   Based  on certain  developments,  the
Company   elected  not  to  enter  into  the  de  minimis
settlement proposal with respect to the Sharkey  Landfill
site   and   instead  decided  to  participate   in   the
remediation  as  a participating party.   No  allocations
have been made to date with respect to the Combe Landfill
or  San  Gabriel  Valley  sites.  The  EPA  has  formally
notified  several entities that they have been identified
as  being potentially responsible parties with respect to
the  San  Gabriel  Valley site.  As the Company  was  not
included in this group, its potential involvement in this
matter  is uncertain at this point given that either  the
PRPs  named  to date or the EPA could seek to expand  the
list of potentially responsible parties.  With respect to
the  Jack's Creek site, the Company has recently  made  a
payment  to  the EPA as part of a de minimis  settlement,
the  amount of which is not material to the Company.   In
addition to the foregoing, the Solvent Recovery Service of New England site and the Old Southington landfill site, both in Connecticut, are on the National Priorities
List but, with respect thereto, the Company has resort to indemnification from third parties and based on currently available information, the Company believes it will be entitled to participate in a de minimis capacity.

      With respect to the Combe Landfill, the Company  is
one  of approximately 30 potentially responsible parties.
The  Company  and all other PRP's received a Supplemental
Directive from the New Jersey Department of Environmental
Protection   &   Energy  in  1994  seeking   to   recover
approximately  $9  million  in  the  aggregate  for   the
operation, maintenance, and monitoring of the implemented
remedial action taken up to that time in connection  with
the  Combe  Landfill  North site.  The  Company  and  the
remaining  PRPs  have recently received a  formal  demand
from  the U.S. Environmental Protection Agency to recover
approximately  $17  million  expended  to  date  in   the
remediation of this site.

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




Item 2.  Management's Discussion and Analysis of
        Financial Condition and Results of Operations


Results of Operations
Quarter Ended September 30, 1995 Compared to
Quarter Ended September 30, 1994

       Net   sales   increased  $22,627,000  (14.8%)   to
$175,304,000.  This  increase  was  attributable  to  the
inclusion of the net sales of acquired companies and  the
Company's  Chinese  joint  venture  located  in  Tianjin,
Peoples   Republic   of   China.    These    acquisitions
principally  included Anderson-Barrows Metals Corporation
("Anderson-Barrows") acquired in March 1995,  located  in
California,   Pibiviesse  S.p.A.  ("PBVS")  acquired   in
November 1994, located in Italy, Jameco Industries,  Inc.
("Jameco") acquired in July 1994, located in New York, and Societe des Etablissements Rene Trubert ("Trubert") acquired in August of 1995, located in Chartres, France.
The Company had increased unit shipments of industrial valves and municipal water valves which were partially offset by decreased unit shipments of steam valves. The
Company had increased sales in Europe of $3,100,000 of which approximately forty percent was due to the strength of certain foreign currencies relative to the U.S.
dollar. The Company intends to maintain its strategy of seeking acquisition opportunities as well as expanding its existing market position to achieve sales growth.

       Gross  profit  increased  $6,173,000  (11.1%)   to
$61,856,000  and decreased as a percentage of  net  sales
from  36.5%  to  35.3%.   This decreased  percentage  was
primarily  attributable  to  the  inclusion  of   certain
acquired companies which operate at a lower gross margin than the rest of the Company. Gross profit was also adversely affected by increased raw material costs of bronze ingot and brass rod which, due to competitive pricing pressures, could not be completely recovered through price increases.

       Selling,   general  and  administrative   expenses
increased   $4,193,000  (12%)  to  $39,042,000.      This
increase in spending was primarily attributable to the inclusion of the expenses of acquired companies, and increased selling expenses associated with international and drain products sales, partially offset by decreased general and administrative expenses corporate wide.

       Interest income decreased $429,000 (57.2%) to $321,000. This decrease was attributable to lower levels of cash and short-term investments.

      Interest  expense  increased  $436,000  (18.1%)  to
$2,846,000.   This  increase  was  attributable  to   the
inclusion of the debt of certain acquired companies in the consolidated balance sheet of the Company.

       Net   earnings   increased  $744,000   (6.5%)   to
$12,134,000.   The Company's return on investment for the
period ended September 30, 1995 was 11.4%.

The change in foreign exchange rates had an immaterial impact on the net results of operations.

The weighted average number of common shares outstanding on September 30, 1995, increased to 29,792,386 from 29,698,391 at September 30, 1994, for primary earnings per share. Primary and fully diluted earnings per share were $ .41 for the quarter ended September 30, 1995 compared to $ .38 for the quarter ended September 30, 1994.

Liquidity and Capital Resources

     During the quarter ended September 30, 1995, the Company invested in three acquisitions and one joint venture. In August of 1995, a wholly owned subsidiary of the Company purchased Societe des Etablissements Rene
Trubert of Chartres, France. Trubert is a manufacturer of thermostatic mixing valves sold primarily for commercial and industrial applications to accurately control the temperature of water for human safety and process control. Trubert had net sales of approximately
$8,000,000 for the twelve months ended June 30, 1995.
Also, in August of 1995, a wholly owned subsidiary of the Company invested an initial $2,000,000 in the Suzhou
Watts Valve Co., Ltd. joint venture located in Suzhou,
Peoples Republic of China. This joint venture was established to manufacture ball valves for the industrial and oil and gas markets. The Company's investment will total $6,000,000 and represent a 60% interest in the joint venture. In September 1995, a wholly owned subsidiary acquired the Keane product line from Keane
Controls Corp. This product line consists of solenoid valves and regulators used in high pressure applications.
The annual sales of these products are approximately
$1,500,000. Also, in September 1995, a wholly owned subsidiary acquired the Kieley Mueller Control Valve product line from International Valve Corporation. This product line consists of linear and rotary control valves sold primarily for industrial process applications to accurately control the pressure, flow, and temperature of steam and process fluids. The annual sales of these products are approximately $2,800,000. The aggregate purchase price for these investments was $17,500,000.

      During  the quarter ended September 30,  1995,  the
Company   spent   $5,114,000  on  capital   expenditures,
primarily manufacturing machinery and equipment, as  part
of   its   commitment   to   continuously   improve   its
manufacturing capabilities.

       Working   capital  at  September  30,   1995   was
$240,637,000 compared to $242,023,000 at June  30,  1995.
Cash  and  short-term investments were zero at  September
30,  1995  compared to $8,740,000 at June 30,  1995.  The
Company utilized overdraft facilities with certain  banks
during  the quarter ended September 30, 1995, to minimize
borrowings  under  its  line of credit.    The  ratio  of
current assets to current liabilities was 2.9 to 1 at September 30, 1995 compared to 3.1 to 1 at June 30, 1995.
Debt as a percentage of total capital employed was 25.8% at September 30, 1995 compared to 26.3% at June 30, 1995.

      In order to support the Company's acquisition program, working capital requirements from acquisitions, and for general corporate purposes, the Company entered into a five-year commitment for an unsecured line of credit for $125,000,000 expiring on August 31, 1999. As of September 30, 1995, there was $33,000,000 outstanding under this credit facility.

     The Company from time to time is involved with environmental proceedings and incurs costs on an ongoing basis related to environmental matters. The Company has been named a potentially responsible party with respect to currently identified contaminated sites, which are in various stages of the remediation process. The Company has evaluated its potential exposure based on all currently available information and has recorded its estimate of its liability for environmental matters. The ultimate outcome of these environmental matters cannot be determined. The Company currently anticipates that it will not incur significant expenditures in fiscal 1996 in connection with any of these environmentally contaminated sites. Please see Note 3 to the accompanying condensed consolidated financial statements.

      The Company anticipates that available funds and those funds provided from current operations will be sufficient to meet current operating requirements and anticipated capital expenditures for at least the next 24 months.

Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K

      There were no reports filed on Form 8-K for the quarter ended September 30, 1995.



                         SIGNATURES



Pursuant  to the requirements of the Securities  Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   WATTS INDUSTRIES, INC.

Date:   November 10, 1995          By:  /s/Timothy P. Horne
                                        Timothy P. Horne
                                        President




Date:   November 10, 1995          By:  /s/Kenneth J. McAvoy
                                        Kenneth J. McAvoy
                                        Chief Financial
                                          Officer and Treasurer

                         EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.


Exhibit No.                        Description

11                                 Computation of
                                     earnings per share

27                                 Financial Data Schedule