Form 10-Q
period 1995-12-31
WATTS INDUSTRIES INC
filed 1996-02-14
CIK 795403

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                     ----------------------

                            FORM 10-Q

 ___
/ X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 1995 or
 ___
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
          Yes  X    No_____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class               Outstanding at January 31, 1996
------------------------------   -----------------------------
Class A Common, $.10 par value               18,308,138
Class B Common, $.10 par value               11,365,627

             WATTS INDUSTRIES, INC. AND SUBSIDIARIES



                              INDEX

Part I.  Financial Information                        Page #

     Item 1. Condensed Consolidated Balance Sheets       3
             at December 31, 1995 and June 30, 1995.

             Condensed Consolidated Statements of        4
             Earnings for the Three Months Ended
             December 31, 1995 and December 31, 1994.

             Condensed Consolidated Statements of        5
             Earnings for the Six Months Ended
             December 31, 1995 and December 31, 1994.

             Condensed Consolidated Statements of        6
             Cash Flows for the Six Months Ended
             December 31, 1995 and December 31, 1994.

             Notes to Condensed Consolidated             7,8,9,10
             Financial Statements.

     Item 2. Management's Discussion and Analysis      11,12,13
             of Financial Condition and Results of     14,15
             Operations.

Part II.  Other Information

     Item 4.  Submission of Matters to Vote of
             Security Holders.                         16
     Item 6. Exhibits and Reports on Form 8-K.         16

     Signatures                                        17

             Exhibit Index                             18

             Exhibit 11 - Computation of Earnings
             Per Share                                 19


             Exhibit 27 - Financial Data Schedule      20




                          PART I.   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                     WATTS INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands except share information)
                                   (Unaudited)
                                                       Dec. 31,     June 30,
                                                         1995         1995
                                                       _________    _________

CURRENT ASSETS
   Cash and cash equivalents.........................$    1,032   $    4,257
   Short-term investments............................                  4,483
   Trade accounts receivable, less allowance
     for doubtful accounts of $6,615 and $5,828......   129,613      118,769
   Inventories:
         Finished goods..............................    78,813       82,638
         Work in process.............................    43,653       42,034
         Raw materials...............................    88,289       76,155
                                                       _________    _________
                                                        210,755      200,827
   Prepaid expenses and other current assets.........    18,210       13,588
   Deferred tax benefit..............................    14,400       13,206
                                                       _________    _________
        Total Current Assets.........................   374,010      355,130
OTHER ASSETS
   Intangible assets, net............................     8,332        8,210
   Goodwill..........................................   162,346      149,078
   Other.............................................     9,249        9,141
PROPERTY, PLANT AND EQUIPMENT
   Property, plant and equipment at cost.............   294,814      279,970
   Less allowance for  depreciation..................  (121,786)    (111,558)
                                                       _________    _________
   Property, plant and equipment, net................   173,028      168,412
                                                       _________    _________
TOTAL ASSETS                                         $  726,965   $  689,971
                                                       =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable..................................$   49,079   $   40,726
   Accrued expenses..................................    53,474       46,193
   Accrued compensation and related items............     8,729       10,796
   Income taxes......................................     6,461        3,625
   Current portion of long-term debt.................    10,628       11,767
                                                       _________    _________
        Total Current Liabilities....................   128,371      113,107
LONG-TERM DEBT, less current portion.................   136,103      132,821
DEFERRED INCOME TAXES................................    17,104       17,569
OTHER LIABILITIES....................................    12,491       14,098
MINORITY INTEREST....................................     6,864        6,422

   Class A Common Stock, $.10 par value;
   80,000,000 shares authorized, 18,271,538
   shares issued and outstanding at December 31......     1,827        1,822
   Class B Common Stock, $.10 par value;
   25,000,000 shares authorized, 11,365,627
   shares issued and outstanding at December 31......     1,137        1,140
   Additional paid-in capital........................    95,646       95,496
   Retained earnings.................................   326,700      307,493
   Equity adjustment from translation................       722            3
                                                       _________    _________
        Total Stockholders' Equity...................   426,032      405,954
                                                       _________    _________
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.......    $  726,965   $  689,971
                                                       =========    =========



                     WATTS INDUSTRIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                  (Amounts in thousands except share information)
                                   (Unaudited)
                                                       Three Months Ended
                                                       ________ _____________
                                                        Dec.31,      Dec.31,
                                                         1995         1994
                                                       _________    _________
   Net sales ........................................$  176,951   $  159,024
   Cost of goods sold ...............................   115,814      101,495
                                                       _________    _________
        GROSS PROFIT ................................    61,137       57,529
   Selling, general & administrative expenses .......    40,213       36,219
                                                       _________    _________
        OPERATING INCOME ............................    20,924       21,310
   Other (income) expense:
        Interest income .............................       (94)        (380)
        Interest expense ............................     3,027        2,489
        Other - net .................................       283          729
                                                       _________    _________
                                                          3,216        2,838
                                                       _________    _________
        EARNINGS BEFORE INCOME TAXES ................    17,708       18,472
   Provision for income taxes .......................     6,931        7,307
                                                       _________    _________
        NET EARNINGS ................................$   10,777   $   11,165
                                                       =========    =========
   Primary and fully-diluted earnings per share :          $ .36        $ .38
                                                       =========    =========
   Cash dividends per share..........................    $ .0625      $ .0550
                                                       =========    =========
   See accompanying notes to condensed consolidated financial statements.


                     WATTS INDUSTRIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                  (Amounts in thousands except share information)
                                   (Unaudited)
                                                       Six Months Ended
                                                       ________ _____________
                                                        Dec.31,      Dec.31,
                                                         1995         1994
                                                       _________    _________

   Net sales ........................................$  352,255   $  311,701
   Cost of goods sold ...............................   229,262      198,489
                                                       _________    _________
        GROSS PROFIT ................................   122,993      113,212
   Selling, general & administrative expenses .......    79,255       71,068
                                                       _________    _________
        OPERATING INCOME ............................    43,738       42,144
   Other (income) expense:
        Interest income .............................      (415)      (1,130)
        Interest expense ............................     5,873        4,899
        Other - net .................................       900          993
                                                       _________    _________
                                                          6,358        4,762
                                                       _________    _________
        EARNINGS BEFORE INCOME TAXES ................    37,380       37,382
   Provision for income taxes .......................    14,469       14,827
                                                       _________    _________
        NET EARNINGS ................................$   22,911   $   22,555
                                                       =========    =========
   Primary and fully-diluted earnings per share :          $ .77        $ .76
                                                       =========    =========
   Cash dividends per share..........................    $ .1250      $ .1100
                                                       =========    =========
   See accompanying notes to condensed consolidated financial statements.


                     WATTS INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (Amounts in thousands except share information)
                                   (Unaudited)
                                                       Six Months Ended
                                                       ________ _____________
                                                       Dec. 31,     Dec. 31,
                                                         1995         1994
                                                       _________    _________

OPERATING ACTIVITIES
   Net earnings                                      $   22,911   $   22,555
   Adjustments to reconcile net earnings to net cash
     provided by operating activities:
       Depreciation and amoritzation                     14,020       12,028
       Provision for deferred income taxes               (1,189)         534
       (Gain)loss on disposal of fixed assets                32          (67)
       Changes in operating assets and liabilities, net
         of effects from business acquisitions:
           Accounts receivable                           (8,500)     (14,182)
           Inventories                                   (5,880)      (1,975)
           Prepaid  expenses and other assets            (4,571)      (5,017)
           Accounts payable and accrued expenses          6,710        2,203
                                                       _________    _________
   NET CASH PROVIDED BY OPERATING ACTIVITIES             23,533       16,079
INVESTING ACTIVITIES
   Additions to property, plant and equipment           (15,869)     (11,944)
   Proceeds from disposal of equipment                      657          206
   Increase in intangible assets                           (853)        (482)
   Business acquisitions, net of cash acquired          (13,110)     (56,241)
   Repayment of debt of acquired businesses                           (3,277)
   Net changes in short-term investments                  4,483       48,088
                                                       _________    _________
   NET CASH USED IN  INVESTING ACTIVITIES               (24,692)     (23,650)


   Proceeds from exercise of stock options                   62        1,663
   Proceeds of long-term borrowings                      33,386       13,114
   Payments of long-term debt                           (31,526)      (2,361)
   Cash dividends                                        (3,704)      (3,251)
                                                       _________    _________
   NET CASH PROVIDED BY (USED IN)  FINANCING ACTIVITIES  (1,782)       9,165
Effect of exchange rates on cash and cash equivalents      (284)        (128)
                                                       _________    _________
INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS        (3,225)       1,466
Cash and cash equivalents at beginning of period          4,257        6,231
                                                       _________    _________
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $    1,032   $    7,697
                                                       =========    =========

See accompanying notes to condensed consolidated financial statements.






WATTS INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)


1.    In  the   opinion of management,  the  accompanying
unaudited condensed consolidated financial statements contain all necessary adjustments, consisting only of adjustments of a normal recurring nature, to present fairly Watts Industries, Inc.'s Condensed Consolidated
Balance  Sheet  as  of December 31, 1995,  the  Condensed
Consolidated Statements of Earnings for the three and six months ended December 31, 1995 and December 31, 1994, and the Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 1995 and December 31, 1994.

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

     On March 1, 1995, a wholly owned subsidiary of the Company purchased Anderson-Barrows Metals Corporation
("Anderson-Barrows") of Palmdale, California.  Anderson-
Barrows is a manufacturer of compression and flare fittings, plastic tubing and braided metal hose connectors which are sold primarily to the domestic residential construction and home repair and remodeling markets. Anderson-Barrows has annual net sales of approximately $31,000,000.

     In July of 1995, a wholly owned subsidiary of the Company entered into a joint venture with Suzhou Valve
Factory (SUFA) in Souzhou, Peoples Republic of China, to manufacture ball valves for the industrial and oil and gas markets. The Company has invested $6,000,000 which represents a 60% interest in the joint venture.

     On August 28, 1995, a wholly owned subsidiary of the Company purchased Societe des Etablissements Rene Trubert
S.A.("Trubert") of Chartres, France. Trubert is a manufacturer of thermostatic mixing valves sold primarily to commercial and industrial applications to accurately control the temperature of water for human safety and process control. Trubert had net sales of approximately
$8,000,000 for the twelve months ended June 30, 1995.

     On August 31, 1995, a wholly owned subsidiary of the Company acquired the Keane product line from Keane
Controls Corporation. This product line consists of solenoid valves and regulators used in high pressure applications. The annual sales of these products are approximately $1,500,000.

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

     The aggregate purchase price for these investments was $98,500,000 after certain adjustments, plus acquired debt of $33,701,000. The Company has repaid $21,469,000 of debt acquired with three of the companies.

3.    Certain of the Company's operations generate  solid
and hazardous wastes, which are disposed of elsewhere  by
arrangement  with  the  owners or operators  of  disposal
sites  or with transporters of such waste.  The Company's
foundry  and  other  operations are  subject  to  various
federal, state and local laws and regulations relating to
environmental  quality.  Compliance with these  laws  and
regulations  requires the Company to incur  expenses  and
monitor its operations on an ongoing  basis.  The Company
cannot  predict the effect of future requirements on  its
capital  expenditures, earnings or  competitive  position
due   to   any  changes  in  federal,  state   or   local
environmental laws, regulations or ordinances.

      The  Company  is currently a party to or  otherwise
involved with various administrative or legal proceedings
under  federal,  state  or local  environmental  laws  or
regulations involving a number of sites, in some cases as
a  participant  in  a  group of  potentially  responsible
parties.   Three  of these sites, the Sharkey  and  Combe
Landfills  in  New Jersey, and the San Gabriel  Valley/El
Monte,  California water basin matter, are listed on  the
National  Priorities List.  With respect to  the  Sharkey
Landfill,  the  Company has been allocated  .75%  of  the
remediation costs, an amount which is not material to the
Company.   Based  on  certain developments,  the  Company
elected  not  to  enter  into the de  minimis  settlement
proposal  with respect to the Sharkey Landfill  site  and
instead  decided to participate in the remediation  as  a
participating party.  No allocations have  been  made  to
date  with  respect to the Combe Landfill or San  Gabriel
Valley  sites.  The  EPA  has formally  notified  several
entities   that  they  have  been  identified  as   being
potentially responsible parties with respect to  the  San
Gabriel Valley site.  As the Company was not included  in
this  group, its potential involvement in this matter  is
uncertain at this point given that either the PRPs  named
to  date  or  the EPA could seek to expand  the  list  of
potentially  responsible parties.   In  addition  to  the
foregoing,  the Solvent Recovery Service of  New  England
site  and  the  Old Southington landfill  site,  both  in
Connecticut,  are  on the National Priorities  List  but,
with   respect  thereto,  the  Company  has   resort   to
indemnification from third parties and based on currently available information, the Company believes it will be entitled to participate in a de minimis capacity.

      With respect to the Combe Landfill, the Company  is
one  of approximately 30 potentially responsible parties.
The   Company  and  all  other  PRP's  have  received   a
Supplemental Directive from the New Jersey Department  of
Environmental  Protection & Energy  in  1994  seeking  to
recover approximately $9 million in the aggregate for the
operation, maintenance, and monitoring of the implemented
remedial action taken up to that time in connection  with
the  Combe  Landfill  North site.  The  Company  and  the
remaining  PRPs have also received a formal  demand  from
the  U.S.  Environmental  Protection  Agency  to  recover
approximately  $17  million  expended  to  date  in   the
remediation of this site.




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




Item 2.  WATTS INDUSTRIES, INC. AND SUBSIDIARIES
        Management's Discussion and Analysis of
        Financial Condition and Results of Operations


Results of Operations
Quarter Ended December 31, 1995 Compared to
Quarter Ended December 31, 1994

       Net   sales   increased  $17,927,000  (11.3%)   to
$176,951,000.  This  increase  was  attributable  to  the
inclusion of the net sales of acquired companies and  the
Company's  Chinese  joint  venture  located  in  Tianjin,
Peoples   Republic   of   China.    These    acquisitions
principally  included Anderson-Barrows Metals Corporation
("Anderson-Barrows") acquired in March 1995,  located  in
California,   Pibiviesse  S.p.A.  ("PBVS")  acquired   in
November   1994,  located  in  Italy  and   Societe   des
Etablissements Rene Trubert S.A. ("Trubert") acquired  in
August of 1995, located in Chartres, France.  The Company
had  increased  unit shipments of European  plumbing  and
heating  valves  and North American municipal  water  and
industrial  valves.  These increased unit shipments  were
partially  offset  by decreased unit shipments  of  North
American  steam  valves. The Company  had  increased  net
sales in Europe of $2,400,000, net of sales from acquired
companies,   of  which approximately fifty seven  percent
was  due  to  the strength of certain foreign  currencies
relative  to  the  U.S. dollar.  The Company  intends  to
maintain    its    strategy   of   seeking    acquisition
opportunities as well as expanding its existing market position to achieve sales growth.

       Gross   profit  increased  $3,608,000  (6.3%)   to
$61,137,000  and decreased as a percentage of  net  sales
from  36.2%  to  34.6%.   This decreased  percentage  was
primarily attributable to lower gross margins experienced
within  the Oil and Gas group as a result of  competitive
pricing  pressures and the inclusion of certain  acquired
companies which operate at a lower gross margin than  the
rest  of  the  Company.  Gross profit was also  adversely
affected  by   increased  raw material  costs  of  bronze
ingot, brass rod, and carbon and stainless steel which, due to competitive pricing pressures, could not be completely recovered through price increases.

       Selling,   general  and  administrative   expenses
increased   $3,994,000  (11%)  to  $40,213,000.      This
increase  in spending was primarily attributable  to  the
inclusion   of   the  expenses  of  acquired   companies,
increased selling expenses associated with international sales and increased commissions associated with higher sales volumes.









      In  the  Company's press release dated January  23,
1996, the Company stated " With the general softening  of
the  major  markets we serve, our focus will be  directed
towards   cost   reduction  and  efficiency  improvements
throughout  the Company.  Plans are being established  to
accelerate the consolidation of our manufacturing plants,
reduce  personnel,  and also to address  under-performing
assets  and  product lines, including the realignment  of
businesses.   Once  quantified, we  expect  to  record  a
restructuring  charge  to  cover  the  costs   of   these
reorganization efforts.  We anticipate that the amount of
this  charge  will  be announced along with  our  regular
third  quarter  sales  and  earnings  report.   We   feel
confident  that  the  steps  to  be  taken  will  enhance
shareholder value for the longer term."  As part  of  its
study,  the  Company  is  specifically  focusing  on  the
various  alternatives that exist for its PBVS  subsidiary
located  in  Italy.   This  subsidiary  has  experienced,
during  the fiscal year, low pricing, an extreme rise  in
the cost of raw materials, and poor management.  The
Company is also considering discontinuing certain
manufacturing locations in   North  America  and  Europe
and  amalgamating the production  of these products into
other existing  plants due to redundancy of personnel and
overhead.  The Company is  also considering the potential
divestiture of one  or more acquired companies which are
neither synergistic  or sufficiently  profitable  to remain
with  the  Company.  Though  the  Company  is  currently
in  the  process  of quantifying the components of the
restructuring charge, it is anticipated that the
restructuring charge is likely to have  a material adverse
effect on the net earnings which could result in a net
loss for the third quarter.   This restructuring  charge
is a one time charge which will impact the third quarter earnings; exclusive of the anticipated restructuring charge, the Company anticipates positive operating earnings in the third quarter.

       Interest income decreased $286,000 (75.3%) to $94,000. This decrease was attributable to lower levels of cash and short-term investments.

      Interest expense increased $538,000 (21.6%) to $3,027,000. This increase was attributable to increased borrowings associated with certain acquisitions and to the inclusion of the debt of certain acquired companies in the consolidated balance sheet of the Company.

       Net   earnings   decreased  $388,000   (3.5%)   to
$10,777,000.   The Company's return on investment for the
period ended December 31, 1995 was 10.8%.

The change in foreign exchange rates had an immaterial impact on the net results of operations.

     The weighted average number of common shares outstanding on
December 31, 1995, increased to 29,746,910 from
29,695,522 at December 31, 1994, for primary earnings per share. Primary and fully diluted earnings per share were $ .36 for the quarter ended December 31, 1995 compared to $ .38 for the quarter ended December 31, 1994.






Results of Operations
Six months Ended December 31, 1995 Compared to
Six months Ended December 31, 1994

       Net   sales   increased  $40,554,000  (13.0%)   to
$352,255,000.  This  increase  was  attributable  to  the
inclusion of the net sales of acquired companies and  the
Company's  Chinese  joint  venture  located  in  Tianjin,
Peoples   Republic   of   China.    These    acquisitions
principally included Anderson-Barrows acquired  in  March
1995,  located in California, PBVS acquired  in  November
1994, located in Italy and Trubert acquired in August  of
1995,  located  in  Chartres, France.   The  Company  had
increased unit shipments of plumbing and heating products
in  Italy  and municipal water and industrial  valves  in
North  American.   These increased  unit  shipments  were
partially  offset by decreased unit shipments  of  German
plumbing and heating and North American steam valves. The
Company had increased sales in Europe of $5,557,000,  net
of  acquired companies,  of which forty nine percent  was
due   to  the  strength  of  certain  foreign  currencies
relative  to  the  U.S. dollar.  The Company  intends  to
maintain    its    strategy   of   seeking    acquisition
opportunities as well as expanding its existing market position to achieve sales growth.

       Gross   profit  increased  $9,781,000  (8.6%)   to
$122,993,000 and decreased as a percentage of  net  sales
from  36.3%  to  34.9%.   This decreased  percentage  was
primarily attributable to lower gross margins experienced
within  the Oil and Gas group as a result of  competitive
pricing    and    lower   sales   volumes,    unfavorable
manufacturing   variances   associated    with    reduced
production   levels   caused  by   lower   sales   volume
experienced within the Steam group and the inclusion of certain acquired companies which operate at a lower gross margin than the rest of the Company. Gross profit was also adversely affected by increased raw material costs of bronze ingot, brass rod, and carbon and stainless steel which, due to competitive pricing pressures, could not be completely recovered through price increases.

       Selling,   general  and  administrative   expenses
increased  $8,187,000  (11.5%)  to  $79,255,000.     This
increase  in spending was primarily attributable  to  the
inclusion   of   the  expenses  of  acquired   companies,
increased selling expenses associated with international sales, and increased commissions associated with higher sales volumes.


      Please refer to page 12 for the discussion  of  the
Company's   press   release  regarding  the   anticipated
restructuring charge.








       Interest income decreased $715,000 (63.3%) to $415,000. This decrease was attributable to lower levels of cash and short-term investments.

      Interest expense increased $974,000 (19.9%) to $5,873,000. This increase was attributable to increased borrowings associated with certain acquisitions and to the inclusion of the debt of certain acquired companies in the consolidated balance sheet of the Company.

       Net   earnings   increased  $356,000   (1.6%)   to
$22,911,000.   The Company's return on investment for the
period ended December 31, 1995 was 10.8%.

     The change in foreign exchange rates had an immaterial impact on the net results of operations.

     The weighted average number of common shares outstanding on
December 31, 1995, increased to 29,769,648 from
29,696,957 at December 31, 1994, for primary earnings per share. Primary and fully diluted earnings per share were $ .77 for the six months ended December 31, 1995 compared to $ .76 for the six months ended December 31, 1994.


Liquidity and Capital Resources

     During the six months ended December 31, 1995, the Company invested in three acquisitions and one joint venture. In August of 1995, a wholly owned subsidiary of the Company purchased Societe des Etablissements Rene
Trubert S.A. of Chartres, France. Trubert is a manufacturer of thermostatic mixing valves sold primarily for commercial and industrial applications to accurately control the temperature of water for human safety and process control. Trubert had net sales of approximately
$8,000,000 for the twelve months ended June 30, 1995.
Also, in August and November of 1995, a wholly owned subsidiary of the Company invested a total of $6,000,000 in the Suzhou Watts Valve Co., Ltd. joint venture located in Suzhou, Peoples Republic of China. This joint venture was established to manufacture ball valves for the industrial and oil and gas markets. The Company's investment represents a 60% interest in the joint venture. In August 1995, a wholly owned subsidiary acquired the Keane product line from Keane Controls
Corporation. This product line consists of solenoid valves and regulators used in high pressure applications.
The annual sales of these products are approximately
$1,500,000. Also, in September 1995, a wholly owned subsidiary acquired the Kieley Mueller Control Valve product line from International Valve Corporation. This product line consists of linear and rotary control valves sold primarily for industrial process applications to accurately control the pressure, flow, and temperature of steam and process fluids. The annual sales of these products are approximately $2,800,000. The aggregate purchase price for these investments was $21,500,000.

      During the six months ended December 31, 1995,  the
Company   spent   $15,869,000  on  capital  expenditures,
primarily manufacturing machinery and equipment, as  part
of   its   commitment   to   continuously   improve   its
manufacturing capabilities.

       Working   capital  at  December   31,   1995   was
$245,639,000 compared to $242,023,000 at June  30,  1995.
Cash  and  short-term  investments  were  $1,032,000   at
December  31,  1995 compared to $8,740,000  at  June  30,
1995.  The ratio of current assets to current liabilities
was 2.9 to 1 at December 31, 1995 compared to 3.1 to 1 at
June  30,  1995.   Debt as a percentage of total  capital
employed was 25.6% at December 31, 1995 compared to 26.3% at June 30, 1995.

      In order to support the Company's acquisition program, working capital requirements from acquisitions, and for general corporate purposes, the Company entered into a five-year commitment for an unsecured line of credit for $125,000,000 expiring on August 31, 1999. As of December 31, 1995, there was $36,000,000 outstanding under this credit facility.

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

     Please refer to page 12 for the discussion of the Company's press release regarding the anticipated restructuring charge.

      The Company anticipates that available funds and those funds provided from current operations will be sufficient to meet current operating requirements and anticipated capital expenditures for at least the next 24 months.


                 PART II- OTHER INFORMATION

Item 4.   Submission of Matters to Vote of Security Holders

       (a)       The annual meeting of stockholders of
the Company was held on October 17, 1995.

       (c) The result of the voting on the proposals considered at the annual meeting of stockholders are as follows:

          1.   Election of Directors

           Timothy P. Horne, David A. Bloss, Sr.,
Frederic B. Horne, Kenneth J. McAvoy, Noah T.
Herndon, Wendy E. Lane, Gordon W. Moran, and Daniel J.
Murphy III were each elected as a Director of the Company for a term expiring at the next annual meeting of stockholders. The voting results were as follows:

     Mr. T. Horne: 129,495,393 votes FOR;  105,923 votes WITHHELD
     Mr. Bloss:    129,494,871 votes FOR;  106,445 votes WITHHELD
     Mr. F. Horne: 129,501,031 votes FOR;  100,285 votes WITHHELD
     Mr. McAvoy:   129,499,171 votes FOR;  102,145 votes WITHHELD
     Mr. Herndon:  129,531,153 votes FOR;   70,163 votes WITHHELD
     Ms. Lane:     129,528,153 votes FOR;   73,163 votes WITHHELD
     Mr. Moran:    128,210,983 votes FOR; 1,390,333 votes WITHHELD
     Mr. Murphy:   129,533,093 votes FOR;   68,223 votes WITHHELD

          2.  Ratification of Independent Auditors

                  The selection of Ernst & Young as the
independent auditors of the Company for the current fiscal year was ratified and voting results were as follows:

    129,506,329 FOR;  81,497 AGAINST;  13,490 ABSTAINED; and 0 Broker
Non-Votes.

         3.   To approve the Watts Industries, Inc.
Management Stock Purchase Plan. The stockholders approved the adoption of the Watts Industries, Inc.
Management Stock Purchase Plan and voting results were as follows:

     126,649,760 FOR;  1,898,262 AGAINST;  24,724 ABSTAIN; 1,028,570
Broker Non-Votes.


Item 6.   Exhibits and Reports on Form 8-K

      There were no reports filed on Form 8-K during the quarter ended December 31, 1995.



                         SIGNATURES



Pursuant  to the requirements of the Securities  Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   WATTS INDUSTRIES, INC.

Date:   February 14, 1996          By:  ________________
                                        Timothy P. Horne
                                        President




Date:   February 14, 1996          By:
                                         ____________________
                                         Kenneth J. McAvoy
                                         Chief Financial
                                         Officer and
                                         Treasurer






                         EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.


Exhibit No.                        Description

11                                 Computation of
                                   earnings per share

27                                 Financial Data Schedule



                                                 EXHIBIT 11
                                  WATTS INDUSTRIES , INC. AND SUBSIDIARIES
                                      COMPUTATION OF EARNINGS PER SHARE
                                                 (Unaudited)
                                          Three Months Ended                   Six Months Ended
                                            December 31                          December 31
                                          _________________________________    _________________________________
                                               1995              1994               1995              1994
                                          _______________   _______________    _______________   _______________
PRIMARY
   Average shares outstanding                  29,636,765        29,560,288         29,631,939        29,523,224
   Net effect of dilutive stock options -
   based on the treasury stock
   method using average market price              110,145           135,234            137,709           173,733
                                          _______________   _______________    _______________   _______________
         Total                                 29,746,910        29,695,522         29,769,648        29,696,957
                                          ===============   ===============    ===============   ===============
   Net earnings                              $10,777,718       $11,164,652        $22,911,306       $22,554,652
                                          ===============   ===============    ===============   ===============
   Earnings per share                              $ .36             $ .38              $ .77             $ .76
                                          ===============   ===============    ===============   ===============
FULLY-DILUTED
   Average shares outstanding                  29,636,765        29,560,288         29,631,939        29,523,224
   Net effect of dilutive stock options -
   based on the treasury stock
   method using the quarter-end
   market price, if higher than average
   market price                                   124,779           135,511            154,664           181,451
                                          _______________   _______________    _______________   _______________
         Total                                 29,761,544        29,695,799         29,786,603        29,704,675
                                          ===============   ===============    ===============   ===============
   Net earnings                              $10,777,718       $11,164,652        $22,911,306       $22,554,652
                                          ===============   ===============    ===============   ===============
   Earnings per share                              $ .36             $ .38              $ .77             $ .76
                                          ===============   ===============    ===============   ===============

