Form 10-Q
period 1996-03-31
WATTS INDUSTRIES INC
filed 1996-05-15
CIK 795403

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                      ----------------------

                            FORM 10-Q

 ___
/ X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1996 or
 ___
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
          Yes  X    No_____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class               Outstanding at April 30, 1996
- ------------------------------   -----------------------------
Class A Common, $.10 par value     18,315,738
Class B Common, $.10 par value     11,365,627

             WATTS INDUSTRIES, INC. AND SUBSIDIARIES



                              INDEX

Part I.  Financial Information                        Page #

     Item 1. Condensed Consolidated Balance Sheets     3
             at March 31, 1996 and June 30, 1995.

             Condensed Consolidated Statements of      4
             Operations for the Three Months Ended
             March 31, 1996 and March 31, 1995.

             Condensed Consolidated Statements of      5
             Operations for the Nine Months Ended
             March 31, 1996 and March 31, 1995.

             Condensed Consolidated Statements of      6
             Cash Flows for the Nine Months Ended
             March 31, 1996 and March 31, 1995.

             Notes to Condensed Consolidated           7,8,
             Financial Statements.                     9,10

     Item 2. Management's Discussion and Analysis      11,12,
             of Financial Condition and Results of     13,14,
             Operations.                               15,16

Part II.  Other Information


     Item 6. Exhibits and Reports on Form 8-K.         17

     Signatures                                        18

             Exhibit Index                             19

             Exhibit 11 - Computation of Per Share     20
             Earnings.

             Exhibit 27 - Financial Data Schedule      21