Form 10-K405
period 1996-06-30
WATTS INDUSTRIES INC
filed 1996-09-13
CIK 795403

September 12, 1996

VIA EDGAR

Securities and Exchange Commission
Judiciary Plaza
450 Fifth Street, N.W.
Washington, D.C. 20549

RE:      Watts Industries, Inc.

Dear Sir/Madam:

     Electronically transmitted for filing please find the above named Company's annual report on Form 10-K for the fiscal year ended June 30, 1996, including financial statements, financial statement schedules and exhibits. A $250 filing fee for this report has been deposited in the Securities and Exchange Commission's lockbox with the Mellon Bank in Pittsburgh, PA. The CIK number for Watts Industries, Inc. is 0000795403.

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

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For the fiscal year ended June 30, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

            For the transition period from __________ to ____________

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

       Securities registered pursuant to Section 12(b) of the Act: Class A
                     Common Stock, par value $.10 per share
          Name of exchange on which registered: New York Stock Exchange
        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant on August 14, 1996 was $282,779,312.

     As of August 14, 1996, 16,859,238 shares of Class A Common Stock, $.10 par value, and 11,365,627 shares of Class B Common Stock, $.10 par value, of the Registrant were outstanding.

Documents Incorporated by Reference

Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on October 15, 1996, are incorporated by reference into
Part III of this Report.

                                     PART I

Item 1. BUSINESS.

General

     Watts Industries, Inc., (the "Company") designs, manufactures and sells an extensive line of valves for the plumbing and heating, water quality, industrial, and oil and gas markets. Watts has focused on the valve industry since its inception in 1874, when it was founded to design and produce steam regulators for New England textile mills. The Company is a leading manufacturer and supplier of water service and water quality valve products, which account for over one-half of its sales. The Company's growth strategy emphasizes internal development of new valve products and entry into new markets for specialized valves and related products through diversification of its existing business and strategic acquisitions in related business areas, both domestically and abroad.

     The Company's product lines include safety relief valves, regulators, thermostatic mixing valves, ball valves and flow control valves for water service primarily in residential and commercial environments, and metal and plastic water supply/drainage products including valves, tubular brass products, faucets, drains, sink strainers, compression and flare fittings, and plastic tubing and braided metal hose connectors for residential construction and home repair and remodeling; backflow preventers for preventing contamination of potable water caused by reverse flow within water supply lines; steam regulators and control devices for industrial, HVAC and naval/marine applications; ball valves, pneumatic and electric actuators, relief valves, check valves and butterfly valves for industrial applications; and valves for the oil and gas industry. Within a majority of the specific markets in which it participates, the Company believes it has the broadest product line in terms of the distinct designs, sizes and configurations of its valves. Products representing a majority of the Company's sales have been approved under regulatory standards incorporated into state and municipal plumbing and heating, building and fire protection codes. The Company is in the process of divesting its Municipal Water Group in order to concentrate on its core Plumbing and Heating and Water Quality, Industrial, and Oil and Gas businesses. The information contained in this Form 10-K excludes information related to the companies being divested. (See "Divestiture of Municipal Water Group").

     The Company operates its own automated foundries for casting bronze and iron component parts. It has extensive facilities for machining bronze, brass, iron and steel components and assembling them into finished valves, and it has warehouses and sales offices for distributing those products. See Item 2. "Properties". As of June 30, 1996, these domestic and foreign operations employed approximately 3,840 people, plus 930 employees in the Company's joint ventures located in the People's Republic of China.

     The Company was incorporated in Delaware in 1985. The Company maintains its principal executive offices at 815 Chestnut Street, North Andover, Massachusetts 01845 and its telephone number is (508) 688-1811.

     DIVESTITURE OF MUNICIPAL WATER GROUP. The Company is currently in the process of divesting itself of its Municipal Water Group, which includes Henry Pratt Company ("Pratt"), James Jones Company ("Jones"), and Edward Barber & Co. Ltd. ("Barber"), in order to concentrate on its core Plumbing and Heating and Water Quality, Industrial, and Oil and Gas businesses. The Company executed a Stock Purchase Agreement on June 19, 1996 for the sale of the Municipal Water Group to Tyco International Ltd. See Item 7. "Management's Discussion and
Analysis of Financial Condition and Results of Operations" and Item 8. "Financial Statements and Supplementary Data". Jones manufactures fire hydrants, underground service valves and fittings used for applications between water mains and meters. Pratt manufactures AWWA butterfly valves as well as ball, plug and check valves used in water distribution, water treatment, and waste water markets. Barber manufactures valves, meter boxes and accessories for the European municipal water market.

Recent Acquisitions

     On August 28, 1995, a wholly owned subsidiary of the Company acquired Societe des Etablissements Rene TRUBERT ("Trubert") located in Chartres, France. Trubert manufactures thermostatic mixing valves that are sold primarily for commercial and industrial applications in France and other European markets. The sales of Trubert for the twelve month period ended June 30, 1995 were approximately $8,000,000 with the majority of its sales concentrated in France.

     On March 19, 1996, a wholly owned subsidiary of the Company acquired Artec GmbH ("Artec") located in Oberhausen, Germany. Artec assembles and distributes underfloor heating systems, radiator connection systems, and plumbing pipe systems for the German plumbing and heating market. Artec had sales of approximately $4,500,000 for the twelve month period ended December 31, 1995.

     During fiscal year 1996, the Company also acquired two product lines which it incorporated into its existing businesses. The two product lines had combined sales of approximately $4,300,000 for the twelve month period ended December 31, 1995.

Products

     The Company classifies its valve products into two categories: (1) Plumbing and Heating and Water Quality, and (2) Industrial, and Oil and Gas. The Company serves a wide range of end users through the manufacture of valve products of many designs, sizes and configurations.

     PLUMBING AND HEATING AND WATER QUALITY. Water plumbing and heating valves and water supply/drainage products include a broad line of backflow preventers, safety relief valves, regulators, ball valves, control valves, tubular brass products, sink strainers, faucets, drains, compression and flare fittings, plastic tubing and braided metal hose connectors used for water service in residential, industrial, commercial, and institutional applications. The Company has developed automatic temperature and pressure relief valves and pressure-only relief valves used for protection against overtemperature and excessive pressure build-up in water heaters, boilers and other pressure vessels. These products must meet stringent requirements under municipal and state regulatory codes ("code requirements"). See "Code Compliance." The Company has also developed self-contained water-pressure regulators, which reduce and control supply pressure in commercial and residential water systems. These regulators, which conserve water and protect appliances and other equipment from excessive water pressure, are also subject to stringent code requirements. The Company's plumbing and heating valves also include bronze ball valves used in a wide range of applications for controlling the flow of water within pipe lines. The Company also manufactures automatic control valves used in water systems to control flow and deliver water at a constant pressure.

     The Company manufactures and sells a large number of specialty water service products including hydronic heating control products, vacuum relief valves, thermostatic mixing valves, strainers, traps, drains, dielectric unions, water hammer shock arrestors, washing machine Duo-Cloz shut-off valves, flow switches, pilot operated regulators, and thermostatic controls. During fiscal 1996, the Company introduced the IntelliFlowTM automatic water supply shutoff valve for clothes washing machines. The IntelliFlow valve is the first of its kind because it eliminates the need for a consumer to open and close the water supply valve to such consumer's washing machine before and after each usage.

     The Company also manufactures leak-proof ball, check, packed angle, diaphragm packless and pressure relief valves to contain chlorofluorocarbon and hydroclorofluorocarbon refrigerants in applications which include supermarket refrigeration and food storage, refrigerated transport, chilled water air-conditioning systems and large scale ice production. This product line complements the plumbing and heating product lines and allows the Company to offer a broad, comprehensive flow control package to the heating, ventilation, air-conditioning and refrigeration industry.

     The Company also manufactures steam valves that include pilot operated steam temperature and pressure regulators and steam condensate traps. These specialty valves are marketed primarily to institutional and utility customers.

     Water quality valves include backflow preventers for preventing contamination of potable water caused by reverse flow within water supply lines. Customers include industrial, residential, institutional, irrigation, fire protection, and other end users having water supply lines.

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

     INDUSTRIAL, AND OIL AND GAS. The Company manufactures industrial products that include an extensive line of ball valves and butterfly valves primarily for industrial process applications, as well as pneumatic and electric actuators which open, close and modulate valves. By offering a broad range of ball, seat, seal, stem and handle choices, the Company is able to customize ball valves for particularly demanding service applications. The Company also manufactures relief, check and regulator valves for aerospace, marine, military, cryogenic, and other specialized applications. A line of control valves, instrumentation, regulators, water heaters, solenoid and butterfly valves and whistles for naval, marine, industrial, utility, steam, and process applications is manufactured by the Company.

     The Company manufactures oil and gas valves that include high pressure floating and trunnion ball valves having up to 60 inch diameter and Class 2500 pressure ratings, check valves, and needle valves. These specialty valves are marketed primarily to oil field supply distributors. The Company believes that its oil and gas business is affected by cyclical variations in industry conditions to a greater extent than its other business operations.

Acquisitions

     An important element of the Company's growth strategy is to make strategic acquisitions of companies and product lines in related business areas. The Company's acquisition strategy has been focused in the valve industry and has involved (i) acquiring additional valve products which can be sold through the Company's own distribution network and which can benefit from the Company's manufacturing expertise and financial support; (ii) entering new markets or extending existing markets for specialized valves; and (iii) seeking to acquire both domestic and foreign companies to penetrate new markets. The Company began implementing its acquisition strategy in fiscal year 1985 and through August 1, 1996 had completed 33 acquisitions of varying sizes, excluding the companies included in the Municipal Water Group. Businesses and product lines acquired from September, 1984 through June 30, 1996 collectively represented more than 66% of the Company's revenues during the fiscal year ended June 30, 1996. After it makes an acquisition, the Company participates actively with the management of the acquired business in implementing operating strategies with the objective of enhancing the sales, productivity and operating results. The Company intends to focus its acquisition strategy on companies and product lines which have the potential to expand and complement its core Plumbing and Heating and Water Quality, Industrial, and Oil and Gas businesses.

     The Company's major acquisitions include (i) Spence Engineering Company, Inc. of Walden, New York, a manufacturer of steam regulators and control valves (acquired in September 1984); (ii) Ocean B.V., a Netherlands-based manufacturer of check valves and related products (acquired in December 1987); (iii) KF Industries, Inc. of Oklahoma City, Oklahoma, a manufacturer of high pressure floating and trunnion ball valves and needle valves for the oil and gas industry (acquired in July 1988); (iv) Leslie Controls, Inc. of Tampa, Florida, a manufacturer of control valves, instrumentation, regulators, water heaters and whistles for the naval, marine and industrial steam markets (acquired in July
1989); (v) Nicholson Steam Trap, Inc. of Walden, New York, a manufacturer of condensate traps (acquired in July 1989); (vi) Eagle Valve Company, Inc. (merged into KF Industries, Inc.) of Oklahoma City, Oklahoma, a manufacturer of check valves for the industrial, oil and gas industries (acquired in June 1989); (vii) Circle Seal Controls, Inc. of Corona, California, a manufacturer of relief valves, pressure regulators, check valves and other valve products for industrial, commercial, aviation and aerospace/military, and cryogenic applications (acquired in September 1990); (viii) Watts SFR of Fressenneville, France, a manufacturer of specialty relief valves, water pressure reducing valves and other specialty valves for the water safety and flow control markets in France and other European countries (acquired in January 1991); (ix) Contromatics, Inc. (merged into Watts Regulator Company) of

Franklin, New Hampshire, a manufacturer of high performance butterfly valves, ball valves and pneumatic actuators for industrial and commercial applications (acquired in July 1991); (x) Intermes, S.p.A. of Caldaro, Italy, a manufacturer of plumbing and heating valves and controls (acquired in November 1992); (xi) Ancon Products, Inc. of Scarborough, Ontario, Canada, a manufacturer of drains and other specialty products (acquired in July 1993); (xii) Tianjin Tanggu Watts Valve Company Limited, a joint venture company formed with Tianjin Tanggu Valve Plant in Tianjin, People's Republic of China, a manufacturer of butterfly, globe and check valves for the water distribution and industrial markets (formed in August 1994); (xiii) Jameco Industries, Inc. of Wyandanch, New York, a manufacturer of metal and plastic water supply products (acquired in July 1994);
(xiv) Pibiviesse S.p.A. of Nerviano, Italy, a manufacturer of large size and high pressure ball valves for the oil and gas industry (acquired in November
1994); (xv) Anderson-Barrows Metals Corporation of Palmdale, California, a manufacturer of compression and flare fittings, plastic tubing and braided metal hose connectors (acquired in March 1995); and (xvi) SociEtE des Etablissements Rene TRUBERT of Chartres, France, a manufacturer of thermostatic mixing valves for commercial and industrial applications (acquired in August 1995).

Code Compliance

     Products representing a majority of the Company's sales are subject to regulatory standards and code enforcement which typically require that these products meet stringent performance criteria. Standards are established by such industry test and certification organizations as the American Society of Mechanical Engineers (A.S.M.E.), the American Gas Association (A.G.A.), the American Society of Sanitary Engineers (A.S.S.E.), the University of Southern California (U.S.C.) Foundation for Cross-Connection Control, the International Association of Plumbing and Mechanical Officials (I.A.P.M.O.), Underwriters Laboratories (UL), Factory Mutual (F.M.), American Water Works Association (A.W.W.A.), and the American Petroleum Institute (A.P.I.). These standards are incorporated into state and municipal plumbing and heating, building and fire protection codes. Certain of the Company's products also meet the criteria of the Canadian Standards Association (C.S.A.).

     The Company also has agency approvals in each of the major European markets in which it participates. These approvals include KIWA in the Netherlands, DVGW in Germany, WRC in the United Kingdom, AFNOR in France, SVGW in Switzerland, UNI in Italy, and ANSEAU in Belgium.

     The Company has consistently advocated the development and enforcement of performance and safety standards. The Company maintains quality control and testing procedures at each of its manufacturing facilities in order to produce products in compliance with code requirements. Additionally, a majority of the Company's manufacturing subsidiaries have either acquired or are working to acquire ISO 9000, 9001 or 9002 certification from the International Organization for Standardization (ISO).

Marketing and Distribution

     The Company relies primarily on commissioned representative organizations to market its product lines. These organizations, which accounted for approximately 70% of the Company's net sales in the fiscal year ended June 30, 1996, sell primarily to plumbing and heating wholesalers, DIY Market accounts, and steam, industrial, oil and gas distributors for resale to end users in the United States and abroad. The Company sells metal and plastic water supply/drainage products including valves, tubular brass products, faucets, drains, sink strainers, compression and flare fittings, plastic tubing and braided metal hose connectors for the residential construction and home repair and remodeling markets through do-it-yourself plumbing retailers, national catalog distribution companies, hardware stores, building material outlets and retail home center chains ("DIY Markets") and through the Company's existing plumbing and heating wholesalers. The Company also sells products directly to certain large original equipment manufacturers (OEM's) and private label accounts. OEM's and private label accounts represented approximately 10% of the Company's total net sales in the fiscal year ended June 30, 1996.

     The Company also maintains direct sales channels for water valves, steam valves, relief valves, shut-off valves, check valves, butterfly valves, ball valves and flow meters to the power generation, maritime, heating, ventilation and air-conditioning industries and utilities.

Plumbing and Heating and Water Quality

     WATER SERVICE VALVES AND PRODUCTS. The Company's water service distribution network for the United States, which distributes water plumbing and heating, water safety and flow control and water quality valves, consists of over 95 commissioned representative organizations which sell to over 6,000 plumbing and heating wholesalers. The Company maintains consigned inventories of water service products at many representatives' locations, and each representative carries the entire line of the Company's water service products. Sales of the Company's products generally account for more than one-half of its commissioned representative organizations' total commission income.

     Jameco Industries, Inc. ("Jameco") acquired by the Company in July 1994, manufactures metal and plastic water supply products including stop valves, sink strainers, drains, and tubular brass products and imports for resale, vitreous china and faucets. Anderson-Barrows Metals Corporation ("Anderson-Barrows"), acquired by the Company in March 1995, manufactures compression and flare fittings, plastic tubing and braided metal hose connectors. Both companies target the residential construction and home repair and remodeling markets. Both of these companies' products are distributed through the Company's existing plumbing and heating wholesaler distribution network and through the DIY
Markets. The Company believes that sales of Jameco's and Anderson-Barrows' products to the residential construction and home repair and remodeling markets may be subject to cyclical variations in the housing industry to a greater extent than its other business operations.

     The Company distributes water service valves in Canada and Europe through both direct sales personnel and commissioned representative organizations. The Company relies predominantly on exclusive distributorship arrangements to distribute its water products in foreign countries other than Canada and countries in Europe. During fiscal 1996, the Company expanded its distribution for all of its product lines by establishing a Representative Office in Beijing, China. The Representative Office will market the Company's products throughout China. The Company also markets butterfly valves and other valve products in China, Southeast Asia, Australia and Europe through its Tanggu Watts joint venture which is located in China.

     STEAM VALVES. The Company markets its plumbing and heating steam valves under the SpenceR trademark through commissioned representative organizations, whose personnel are trained in the sale and technical support of sophisticated steam products.

Industrial, and Oil and Gas

     Industrial Valves. The Company's industrial sales organization markets its products domestically through approximately 40 commissioned representative organizations who sell to over 300 industrial distributors and markets its products internationally through commissioned agents. Industrial distributors carry their own inventories and provide local sales and inventory support services to their customers.

     Oil and Gas Valves. The Company markets its oil and gas valves domestically under the KFR trademark through approximately 30 commissioned representative organizations and through stocking supply distributors and internationally through commissioned representative organizations. PBVS located in Italy and Suzhou Watts located in China market oil and gas valves in Europe, the Middle East and Asia through direct sales and commissioned sales representatives.

     Steam Valves. The Company markets its industrial steam valves, which include control valves, instrumentation, regulators, waterheaters, solenoid and butterfly valves, and whistles for naval, marine, industrial, utility, and steam and process applications, under the LeslieR trademark through commissioned representative organizations worldwide.

     A majority of the Company's agreements with its commissioned representative organizations provide for non-exclusive territories, the payment of percentage commissions and termination by either party on 30 days' notice. No customer, commissioned representative organization, wholesaler or distributor in any of the Company's market areas accounted for as much as 10% of the Company's total net sales in fiscal 1996. The

Company maintains an internal staff of sales personnel organized by product line to support the efforts of its commissioned representative organizations. The Company also conducts technical and product application seminars for its customers directly and in cooperation with its commissioned representative organizations.

     The Company estimates that a substantial portion of its sales are attributable to the normal replacement and repair of valves and systems employing valves.

     The Company's foreign sales, including exports, in fiscal 1996, 1995, and 1994 were 32%, 30%, and 30%, respectively. The Company's foreign sales other than Canadian sales consist predominantly of sales of plumbing and heating valves, and water quality valves in Western Europe and sales of butterfly valves for industrial markets in Europe and China and sales of ball valves for the oil and gas and industrial markets in Europe, the Middle East, South America and Asia. See Note 13 of Notes to Consolidated Financial Statements incorporated by reference herein for certain information regarding the Company's foreign operations.

Production

     The Company has a fully integrated and highly automated manufacturing capability. The Company's machining operations feature over 350 computer-controlled machine tools, high-speed chucking machines and automatic screw machines. The Company's foundry operations include metal pouring systems and automatic core making, mold making and pouring capabilities, and injection molding equipment. See "Properties" below.

     The Company has invested heavily in recent years to expand its manufacturing base and to ensure the availability of the most efficient and productive equipment. Capital expenditures were $31,080,000, $27,980,000, and $18,548,000, for fiscal 1996, 1995, and 1994, respectively. Depreciation and amortization for such periods were $21,574,000, $20,345,000, and $18,309,000, respectively.

     Five significant raw materials used in the Company's production processes are bronze ingot, brass rod, cast iron, carbon steel and stainless steel. While the Company historically has not experienced significant difficulties in obtaining these commodities in quantities sufficient for its operations, there have been significant changes in their prices. The Company's gross profit margins are adversely affected to the extent that the selling prices of its products do not increase proportionately with increases in the costs of bronze ingot, brass rod, cast iron, carbon steel and stainless steel. Any significant unanticipated increase or decrease in the prices of these commodities could materially affect the Company's results of operations. As the sales volume and the diversity of materials used in the Company's production processes have grown, however, the impact from changes in the cost of these five raw materials has somewhat diminished. However, in fiscal 1996 the Company's gross profit margins were adversely affected by increased raw material costs primarily in bronze ingot, carbon steel and stainless steel. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the impact of raw material costs on operations. At the end of fiscal 1996, the costs for these raw materials had declined from the average costs experienced during fiscal 1996. In an effort to reduce the effects of such fluctuations, the Company maintains an active materials management program, although no assurances can be given that this will protect the Company from changes in the prices for such raw materials.

Product Engineering

     The Company believes that new product development and product engineering are important to success in the valve industry and that the Company's position in the industry is attributable in significant part to its ability to develop new products and to adapt and enhance existing products. The Company employs over 90 engineers and technicians, which does not include engineers working in the Chinese joint ventures, who engage primarily in these activities.

Competition

     The domestic and international markets for valves are intensely competitive and include companies possessing greater financial, marketing and other resources than the Company. Management considers product reputation, price, effectiveness of distribution and breadth of product line to be the primary competitive factors.

Backlog

     The Company does not believe that its backlog at any point in time is indicative of future operating results. Backlog was $95,926,000 at June 30, 1996 and $63,081,000 at June 30, 1995.

Patents and Trademarks

     The Company owns certain patents and trademarks that it considers to be of importance, including the U.S. patent for its No. 909 backflow preventer, which expires on December 30, 1997. The Company has also secured patents for a backflow prevention device in several foreign countries, including Canada, Germany, France, Italy and Japan.

     With respect to its trademarks, the Company has adopted, and in some cases registered, various trademarks in the United States and certain foreign countries. The principal trademarks of the Company include WATTSR, WATTS REGULATOR & DesignR, SPENCER, HALER, LESLIER, OCEANTM, KFR, TARASTM, CONTROMATICSTM, NICHOLSONTM, FLIPPENTM, CIRCLE SEALR and Seal DesignR, JAMECO and DesignTM, and ANDERSON-BARROWSTM. The U.S. registrations of these trademarks have either a ten or twenty year term, depending upon whether or not the registration was issued prior to the effective date of the 1988 amendments to the Trademark Act of 1946, and are renewable if still used in commerce for additional ten year terms.

     The Company does not believe that its business as a whole is dependent on any one or more patents or trademarks or on patent or trademark protection generally.

Employees

     At June 30, 1996, excluding 930 employees of the Chinese joint ventures, the Company had approximately 3,840 employees, of whom nearly 3,200 were engaged in production and the balance in management, sales, engineering and administration. There are approximately 269 employees that are covered by collective bargaining agreements in the United States and approximately 618 employees that belong to unions in Europe. The Company believes that its employee relations are excellent.

Executive Officers of the Registrant

     Information with respect to the executive officers of the Company is set forth below:

Name                    Position                                       Age

Timothy P. Horne        Chairman of the Board, President               58
                        and Chief Executive Officer and Director

David A. Bloss, Sr.     Executive Vice President and Director          46

Frederic B. Horne       Corporate Vice President and Director          46

Kenneth J. McAvoy       Chief Financial Officer, Treasurer,            56
                        Secretary and Director

Robert T. McLaurin      Corporate Vice President of Asian Operations   65

Michael O. Fifer        Vice President of Corporate Development        39

William C. McCartney    Vice President of Finance                      42

Suzanne M. Zabitchuck   Corporate Counsel and Assistant Secretary      41

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

     Kenneth J. McAvoy joined the Company in 1981 as Corporate Controller. He served as the Company's Vice President of Finance from 1984 to 1994. He has been the Chief Financial Officer and Treasurer since June 1986, and has been a Director since January 1994. Mr. McAvoy served as Executive Vice President of European Operations from January 1994 to June 1996. Mr. McAvoy has also served as Secretary or Clerk since January 1985.

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

     Leslie Controls, Inc. and Spence Engineering Company, both subsidiaries of the Company, are involved as third-party defendants in various civil product liability actions pending in the U.S. District Court, Northern District of Ohio. The underlying claims have been filed by present or former employees of various shipping companies for personal injuries allegedly received as a result of exposure to asbestos. The shipping companies contend that they installed in their vessels certain valves manufactured by Leslie Controls and/or Spence Engineering which contained asbestos. The Company has resort to certain insurance coverage with respect to these matters. Coverage has been disputed by certain of the carriers and, therefore, recovery is questionable, a factor which the Company has considered in its evaluation of these matters. The Company has established certain reserves which it currently believes are adequate in light of the probable and estimable exposure of pending and threatened litigation of which it has knowledge. Based on facts presently known to it, the Company does not believe that the outcome of these proceedings will have a material adverse effect on its financial condition, results of operations, or its liquidity.

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

     The Company is currently a party to or otherwise involved with various administrative or legal proceedings under federal, state or local environmental laws or regulations involving a number of sites, in some cases as a participant in a group of potentially responsible parties. Three of these sites, the Sharkey and Combe Landfills in New Jersey and the San Gabriel Valley/El Monte, California water basin site are listed on the National Priorities List. With respect to the Sharkey Landfill, the Company has been allocated .75% of the remediation costs, an amount which is not material to the Company. Based on certain developments, the Company elected not to enter into the de minimis settlement proposal with respect to the Sharkey Landfill and has instead decided to participate in the remediation as a participating party. No allocations have been made to date with respect to the Combe Landfill or San Gabriel Valley sites. The EPA has formally notified several entities that they have been identified as being potentially responsible parties with respect to the San Gabriel Valley site. As the Company was not included in this group, its potential involvement in this matter is uncertain at this point given that either the PRP's named to date or the EPA could seek to expand the list of potentially responsible parties. In addition to the foregoing, the Solvent Recovery Service of New England site and the Old Southington landfill site, both in Connecticut, are on the National Priorities List but, with respect thereto, the Company has resort to indemnification from third parties and based on currently available information, the Company believes it will be entitled to participate in a de minimis capacity.

     With respect to the Combe Landfill, the Company is one of approximately 30 potentially responsible parties. The Company and all other PRP's received a Supplemental Directive from the New Jersey Department of Environmental Protection & Energy in 1994 seeking to recover approximately $9 million in the aggregate for the operation, maintenance, and monitoring of the implemented remedial action taken up to that time in connection with the Combe Landfill North site. Certain of the PRP's, including the Company, are currently negotiating with the state only to assume maintenance of this site in an effort to reduce future costs. The Company and the remaining PRP's have also received a formal demand from the U.S. Environmental Protection Agency to recover approximately $17 million expended to date in the remediation of this site.

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

Item 2. PROPERTIES.

     The Company's manufacturing operations include four casting foundries, two of which are located in the United States, one in Europe and one in the Tanggu Watts joint venture located in the People's Republic of China. Castings from these foundries and other components are machined and assembled into finished valves at 24 manufacturing facilities located in the United States, Canada, Europe and the People's Republic of China. These fully operational and equipped foundries and machine and assembly shops and warehouses occupy the majority of space in approximately 2,800,000 square feet of building space. Many of these facilities contain sales offices or warehouses from which the Company ships finished goods to customers and commissioned representative organizations. The Company's corporate and administrative headquarters are located in North Andover, Massachusetts and occupy approximately 60,000 square feet of building space. The total number of the Company's facilities by geographic location is as follows: 18 in the United States, 13 in Europe, 3 in Canada, and 3 in Asia, of which 2 are through its 60% controlling interest in two Chinese joint ventures.


     The vast majority of the Company's operating facilities and the related real estate are owned by the Company. The notable exceptions are that the buildings and land located in Tianjin, People's Republic of China, and Nerviano, Italy are leased by Tanggu Watts and PBVS, respectively, under lease agreements. The Tanggu Watts property is under a 30-year lease agreement and the PBVS property is under a six-year lease agreement. Certain of the Company's facilities are subject to mortgages and collateral assignments under loan agreements with long-term lenders. In general, the Company believes that its properties, including machinery, tools and equipment, are in good condition, well maintained and adequate and suitable for their intended uses. The Company believes that the manufacturing facilities are currently operating at a level that management considers normal capacity. This utilization is subject to change as a result of increases or decreases in sales.

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

                                     PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS.

Market Information

     The Company's Class A Common Stock commenced trading on the New York Stock Exchange on July 5, 1995 under the symbol "WTS". It was previously traded on the National Market System of the National Association of Securities Dealers Automated Quotation ("NASDAQ") System. The following tabulation sets forth the high and low sales prices of the Company's Class A Common Stock on the New York

Stock Exchange during fiscal 1996 and on the over-the-counter market as reported by the National Market System of NASDAQ during fiscal 1995 as shown:

                      High        Low                      High         Low
                      ----        ---                      ----         ---
                            1996                                  1995
                            ----                                  ----

First Quarter       $25 5/8     $22 3/8                  $26 1/4      $22 1/2
Second Quarter      $25 1/8     $20                      $26 3/16     $18 1/4
Third Quarter       $23 5/8     $16 5/8                  $23 3/4      $20
Fourth Quarter      $20 5/8     $17 7/8                  $25 1/4      $20 5/8

     There is no established public trading market for the Class B Common Stock of the Company, which is held exclusively by members of the Horne family and management. The principal holders of such stock are subject to restrictions on transfer with respect to their shares. Each share of Class B Common Stock of the Company is convertible into one share of Class A Common Stock.

Holders

     The number of record holders of the Company's Class A Common Stock as of August 14, 1996 was 287. The Company believes that the number of beneficial shareholders of the Company's Class A Common Stock was in excess of approximately 4,300 as of August 14, 1996.

     The number of record holders of the Company's Class B Common Stock as of August 14, 1996 was 11.

Dividends

     The following tabulation sets forth the cash dividends paid by the Company for the periods indicated:

                                 Fiscal Quarter
 Fiscal Year
Ended June 30        First      Second       Third        Fourth          Total
- - -------------        -----      ------       -----        ------          -----

    1995             $.055      $.055        $.0625       $.0625          $.235
    1996             $.0625     $.0625       $.07         $.07            $.265

     Aggregate common stock dividend payments for fiscal 1996, 1995, and 1994, were $7,793,000. $6,951,000, and $5,884,000, respectively. While the Company presently intends to continue to pay cash dividends, payment of future dividends necessarily depends upon the Board of Directors' assessment of the Company's earnings, financial condition, capital requirements and other factors.

Item 6. SELECTED FINANCIAL DATA.

     The selected financial data set forth below with respect to the Company's consolidated statements of operations for each of the three years in the period ended June 30, 1996 and with respect to the Company's balance sheets as of June 30, 1996 and 1995 have been derived from the consolidated financial statements of the Company and the notes thereto included herein that have been audited by Ernst & Young LLP and Deloitte & Touche, independent auditors. The consolidated statements of operations data for the fiscal years 1993 and 1992 and the consolidated balance sheet data as of June 30, 1994, 1993 and 1992 set forth below is derived from audited consolidated financial statements that are not included herein. The selected financial data set forth below should be read in conjunction with the Company's consolidated financial statements, related Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

FIVE YEAR FINANCIAL SUMMARY
(Amounts in thousands; except per share information)

                                                        1996        1995         1994        1993        1992
                                                     ---------   ----------   ---------   ---------   ---------
Operating Data From Continuing Operations
Net sales                                             $640,876     $576,851    $444,484    $398,688    $373,785
Gross profit                                           212,198      210,712     179,180     156,759     146,500
Selling, general and administrative expenses           251,431      133,601     108,381     106,814      87,491
Operating income (loss)                                (39,233)      77,111      70,799      49,945      59,009
Income (loss) before income taxes                      (49,410)      68,190      64,772      45,218      55,543
Income tax provision                                     4,355       25,727      25,372      17,163      21,385
Net income (loss) from continuing operations       (1) (53,765)      42,463      39,400  (2) 24,923      34,158
Net income from discontinued operations                  3,480        3,275       1,610       2,351       2,467
Net income from continuing operations, before unusual
     charges & accounting change                        39,221        -----       -----      32,394       -----

Investment Data from Continuing Operations
Total assets                                          $572,557     $593,007    $465,857    $446,948    $396,797
Cash and short-term investments                              0        7,826      63,657      82,664     108,877
Current assets                                         332,413      314,092     284,859     269,431     273,331
Current ratio                                         2.5 to 1     3.0 to 1    4.3 to 1    3.9 to 1    6.1 to 1
Working capital                                        196,468      210,610     218,893     199,766     228,586
Capital expenditures                                    31,080       27,980      18,548      23,367      13,371
Depreciation and amortization                           21,574       20,345      18,309      16,680      14,856
Net property, plant and equipment                      147,950      145,774     113,547     110,180      87,727
Capital employed:
     Total debt                                        163,150      144,240      98,244     103,434      96,144
     Stockholders' equity                              319,583      405,637     361,602     335,582     314,893
     Capital employed                                  482,733      549,877     459,846     439,016     411,037
Debt as a % of capital employed                           33.8         26.2        21.4        23.6        23.4

Return on Investment Data - Continuing Operations
Return on average stockholders' investment - %       (1)(14.8)        11.1        11.3      (2) 7.7        12.4

Per Share Data
Net income (loss):
     Continuing operations                               $1.33        $1.43       $1.33       $1.08       $1.18
     Discontinued operations                              0.12         0.11        0.05        0.08        0.09
     Restructuring & unusual charges,
       and accounting change                             (3.15)       -----       -----       (0.25)      -----
     Net income (loss)                                   (1.70)        1.54        1.38        0.91        1.27
Dividends paid per common share                          0.265        0.235        0.20        0.16        0.13
Ending stockholders' equity                              10.83        13.66       12.19       11.15       11.12
Weighted average shares outstanding                     29,527       29,755      29,717      30,099      30,080


(1) Includes $92,986 restructuring charges and impairment of long-lived assets.
(2) Includes $7,471 cumulative change in accounting method and unusual charges.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management Initiatives

     During the quarter ended March 31, 1996, the Company decided to restructure its business in an effort to improve the efficiency of the Company's worldwide operations.

Divestiture

     As previously announced, the Company decided to divest itself of the Municipal Water Group of companies, which consist of Henry Pratt Company, James Jones Company, and Edward Barber & Co. Ltd. This divestiture will enable the Company to focus its acquisition and growth strategies on its core markets, namely Plumbing and Heating, Water Quality, Industrial, and Oil and Gas.

     The results of operations of the Municipal Water Group for fiscal 1996 have been reported as income from discontinued operations, net of income taxes, and the statements of operations for prior periods have been reclassified to conform with the fiscal 1996 presentation.

     The Company signed a definitive agreement for the sale of the Municipal Water Group on June 19, 1996 with Tyco International Ltd. The transaction is expected to be completed during the quarter ended September 30, 1996 subject to regulatory approvals.

     The Company anticipates a small gain upon the divestiture of the Municipal Water Group.

Restructuring Activities

     The Company also decided to undertake restructuring initiatives aimed at improving the efficiency of certain of its continuing operations. The two most significant initiatives are the relocation of Jameco Industries, Inc. ("Jameco") and the downsizing of Pibiviesse S.p.A. ("PBVS").

     The Company decided to relocate the manufacturing operations at Jameco from Wyandanch, New York to a Watts Regulator plant in Spindale, North Carolina. The Company expects this relocation project will be completed in fiscal 1997. The Company also decided to implement a plan to streamline and downsize the operations of its PBVS subsidiary. In addition, the Company has identified efficiencies that it expects will improve operations at a number of its other divisions.

     In connection with implementing these reorganization plans, the Company has recorded plant closure costs of $7,700,000, severance costs for 290 employees of $9,300,000, asset write-downs for assets to be abandoned or sold of $8,400,000, inventory write-downs of $9,500,000, and accrued other expenses of $13,800,000. Substantially all the charges for this restructuring have been recorded.

     The provisions for severance, plant closure costs and the asset write-downs are included in the restructuring line in the statement of operations. The inventory write-down is included in cost of sales and the accrued expenses are included in operating expenses.

     As of June 30, 1996, 97 employees have been released and $1,660,000 has been paid in severance.

Impairment

     The Company has identified impairment events affecting certain long-lived assets primarily with its Italian subsidiaries, PBVS and Intermes, and has concluded these assets were impaired. Due to significant losses at PBVS, the future undiscounted cash flows were insufficient to recover the fair market value of the long-lived assets, primarily goodwill. Due to a change in interpretation of the Italian tax law regarding the deductibility of goodwill amortization coupled with decreasing margins and operating profits has resulted in the goodwill at Intermes being impaired. Accordingly, management prepared cash flow estimates indicating an impairment had in fact occurred and wrote down the goodwill to its fair value, as determined using a discounted cash flow approach. The Company has taken a charge of $63,065,000 to write down the affected assets to fair value in accordance with the implementation of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Depreciation and goodwill amortization will decrease approximately $1,400,000 annually.

Conclusion

     The after-tax charge for all these initiatives recorded in fiscal 1996 was $92,986,000. The after-tax cash impact of the charge is expected to be approximately $10,000,000.

     It is expected that the restructuring plan will require more than two years to complete with some positive effects being realized during fiscal 1997.

Results of Operations
Fiscal Year Ended June 30, 1996 Compared to
Fiscal Year Ended June 30, 1995

     Net sales from continuing operations increased $64,025,000 (11.1%) to $640,876,000. This increase was attributable to the inclusion of the net sales of acquired companies. These acquisitions primarily included Anderson-Barrows, Trubert, and PBVS. Exclusive of acquisitions, net sales from continuing operations would have increased $19,601,000 (3.4%). This increase is primarily attributable to increased unit shipments of plumbing and heating and water quality valves in the United States and Europe. During the quarter ended June 30, 1996, net sales, exclusive of acquisitions, increased 10.6% over the comparable quarter last year. This increase is due to increased unit shipments of plumbing and heating valves and oil and gas valves. The Company intends to maintain its strategy of seeking acquisition opportunities as well as expanding its existing market position to achieve sales growth.

     Gross profit from continuing operations increased $1,486,000 (0.7%) to $212,198,000 but decreased as a percentage of sales from 36.5% to 33.1%. This decreased percentage was primarily attributable to the inclusion of $9,500,000 in costs related primarily to inventory write-downs as part of the restructuring plan discussed above. Gross profit from continuing operations exclusive of these charges would have been $221,698,000 or 34.6% of net sales. This decreased percentage was primarily attributable to lower gross margins experienced within the Industrial and Oil and Gas group as a result of competitive pricing and unfavorable manufacturing variances. In addition, unfavorable manufacturing variances associated with reduced production levels caused by lower sales volume experienced within the steam group adversely impacted the Company's gross margin. The inclusion of certain acquired companies which operate at a lower gross margin than the rest of the Company also adversely impacted the gross margin. Gross profit was also adversely affected by increased raw material costs of bronze ingot, carbon and stainless steel, which, due to competitive pricing pressures, could not be completely recovered through price increases.

     Selling, general and administrative expenses from continuing operations increased $29,350,000 (22%) to $162,951,000. This increase is primarily attributable to the inclusion of $13,800,000 in costs related to the restructuring plan discussed above and the expenses of acquired companies.

     Interest income from continuing operations decreased $1,228,000 (63.6%) to $702,000 due to decreased levels of cash and short-term investments.

     Interest expense from continuing operations increased $592,000 (6.3%) to $9,960,000. This increase is primarily attributable to the increased levels of debt incurred in association with the acquisitions.

     The effective tax rate from continuing operations, exclusive of the restructuring charges, decreased to 37.1% in fiscal 1996 from 37.7% in fiscal 1995.

     Net income (loss) from continuing operations decreased $96,228,000 (226.6%) to ($53,765,000). Net income from continuing operations exclusive of the restructuring and impairment charge would have decreased $3,242,000 (7.6%) to $39,221,000.

     The change in foreign exchange rates did not have a material impact on the net results of operations or the financial condition of the Company.

Results of Operations
Fiscal Year Ended June 30, 1995 Compared to
Fiscal Year Ended June 30, 1994

     Net sales from continuing operations increased $132,367,000 (29.8%) to $576,851,000. This increase was attributable to the inclusion of the net sales of acquired companies, the establishment of the Company's Chinese joint venture, and increased unit shipments of certain product lines. The net sales of Jameco Industries, Inc. ("Jameco") acquired in July 1994, located in New York, Pibiviesse S.p.A. ("PBVS") acquired in November 1994, located in Italy, Anderson-Barrows Metals Corporation ("Anderson-Barrows") acquired in March 1995, located in California, and the establishment of the Tianjin Tanggu Watts Valve Co., Ltd. ("TWT") joint venture in August 1994, located in Tianjin, Peoples Republic of China, represented approximately $98,054,000 of the increase in net sales. The Company had increased unit shipments of plumbing and heating valves, industrial valves and steam valves. The Company had increased net sales in Europe of $10,400,000 of which 77% of the increase was due to the strength of the foreign currencies versus the U.S. Dollar. International sales were $175,000,000 and represented 30% of total net sales. The Company intends to maintain its strategy of seeking acquisition opportunities as well as expanding its existing market position to achieve sales growth.

     Gross profit from continuing operations increased $31,532,000 (17.6%) to $210,712,000 and decreased as a percentage of net sales from 40.3% to 36.5%. This decreased percentage was primarily attributable to the inclusion of acquired companies, which currently operate at lower gross margins than the rest of the Company. The gross profit percentage was also adversely affected by increased raw materials costs primarily in bronze ingot and brass rod.

     Selling, general and administrative expenses from continuing operations increased $25,220,000 (23.3%) to $133,601,000 and decreased as a percentage of net sales from 24.4% to 23.2%. This increase in expense was primarily attributable to the inclusion of the expenses of acquired companies discussed above, increased international selling expenses, and commissions associated with the increased sales volumes.

     Interest income from continuing operations decreased $1,017,000 (34.5%) to $1,930,000 due to decreased levels of cash and short-term investments.

     Interest expense from continuing operations increased $1,904,000 (25.5%) to $9,368,000. This increase was attributable to the increased levels of debt incurred in association with the acquisitions discussed above.

     The effective tax rate of the Company from continuing operations was 37.7% for the year ended June 30, 1995 as compared to 39.2% for the year ended June 30, 1994. This decreased percentage was primarily attributable to lower effective tax rates experienced in Germany and Holland due to tax planning strategies executed during the year as a result of prior European acquisitions. There is no guarantee that this lower effective tax rate will continue in the future. Also, the Company's earnings in China are currently exempt from taxation in China for a period of two years.

     Net income from continuing operations increased $3,063,000 (7.8%) to $42,463,000. Net income from discontinued operations increased $1,665,000 (103.4%) to $3,275,000. This increase is primarily attributable to increased sales volume and improved manufacturing efficiencies.

     The change in foreign exchange rates since June 30, 1994 did not have a material impact on the results of operations or the financial condition of the Company.

Liquidity and Capital Resources

     The recording of the Company's restructuring charge, noted above, had an adverse impact on the Company's retained earnings and working capital. The restructuring charge, however, did not impact the

Company's ability to borrow funds in the future under its existing credit facilities. The net cash impact to the Company to implement the restructuring charge is expected to be approximately $10,000,000.

     During the year ended June 30, 1996, the Company invested in four acquisitions and one joint venture. In August of 1995, a wholly-owned subsidiary of the Company purchased Societe des Etablissements Rene Trubert S.A. ("Trubert") of Chartres, France. Trubert is a manufacturer of thermostatic mixing valves sold primarily for commercial and industrial applications to accurately control the temperature of water for human safety and process control. Trubert had net sales of approximately $8,000,000 for the twelve months ended June 30, 1995. In August 1995, a wholly-owned subsidiary of the Company acquired the Keane product line from Keane Controls Corporation. This product line consists of solenoid valves and regulators used in high pressure applications. The annual sales of these products are approximately $1,500,000. In September 1995, a wholly-owned subsidiary of the Company acquired the Kieley Mueller Control Valve product line from International Valve Corporation. This product line consists of linear and rotary control valves sold primarily for industrial process applications to accurately control the pressure, flow, and temperature of steam and process fluids. The annual sales of these products are approximately $2,800,000. In March 1996, a wholly-owned subsidiary of the Company purchased Artec, GmbH ("Artec") of Oberhausen, Germany. Artec assembles and distributes underfloor heating systems, radiator connection systems and plumbing pipe systems for the German plumbing and heating market. Artec had net sales of approximately $4,500,000 for the twelve months ended December 31, 1995. The net purchase price for acquisitions in fiscal 1996 was $13,415,000. A wholly-owned subsidiary of the Company invested a total of $6,000,000 in the Suzhou Watts Valve Co., Ltd. joint venture located in Suzhou, People's Republic of China. This joint venture was established to manufacture ball valves for the industrial and oil and gas markets. The Company's investment represents a 60% interest in the joint venture.

     During the year ended June 30, 1996, the Company spent $31,080,000 on capital expenditures for continuing operations, primarily manufacturing machinery and equipment, as part of its commitment to continuously improve its manufacturing capabilities.

     On April 16, 1996 the Board of Directors authorized the Company to repurchase up to 2,000,000 shares of its Class A Common Stock through open market and private purchases. At June 30, 1996 the Company had purchased 1,458,900 shares for an aggregate price of $28,567,000. In July 1996 the remaining authorized shares were purchased. The total purchase price of the 2,000,000 shares was $38,559,674. The funds to finance these stock repurchases were generated from operations and borrowings from the unsecured line of credit. On July 17, 1996 the Board of Directors authorized the repurchase of an additional 1,000,000 shares over the next twelve months.

     In order to support the Company's acquisition program, working capital requirements, and for general corporate purposes, the Company has a five-year commitment for an unsecured line of credit for $125,000,000 expiring on August 31, 1999. As of June 30, 1996, there was $61,300,000 outstanding under this credit facility. Total borrowings under the line of credit on August 13, 1996 were $71,300,000. The increase since June 30, 1996 is primarily attributable to the completion of the share repurchase program. The Company plans to repay the outstanding balance after the sale of the Municipal Water Group is completed.

     Working capital from continuing operations at June 30, 1996 was $196,468,000 compared to $210,610,000 at June 30, 1995. Cash and short-term investments were $0 at June 30, 1996 compared to $7,826,000 at June 30, 1995. The ratio of current assets to current liabilities from continuing operations was 2.5 to 1 at June 30, 1996 compared to 3.0 to 1 at June 30, 1995. Debt as a percentage of total capital employed was 33.8% at June 30, 1996 compared to 26.2% at June 30, 1995. The decrease in working capital and changes in the current and debt ratios are primarily the result of the recording of the restructuring charge, the share repurchase program and the increased level of borrowings under the Company's line of credit.

     The Company from time to time is involved with environmental proceedings and incurs costs on an on-going basis related to environmental matters. The Company has been or expects to be named a potentially responsible party with respect to currently identified contaminated sites, which are in various stages of the remediation process. The Company has evaluated its potential exposure based on all currently available information and has recorded its estimate of its liability for environmental matters. The Company currently anticipates that it will not incur significant expenditures in fiscal 1997 in connection with any of these environmentally contaminated sites.

     The Company anticipates that available funds and funds provided from current operations will be sufficient to meet current operating requirements and anticipated capital expenditures for at least the next 24 months.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The index to financial statements is included in page 19 of this Report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors

     The information appearing under the caption "Information as to Nominees for Director" in the Registrant's Proxy Statement relating to the Annual Meeting of Stockholders to be held on October 15, 1996 is incorporated herein by reference.

Executive Officers

     Information with respect to the executive officers of the Company is set forth in Item 1 of this Report under the caption "Executive Officers of the Registrant".

Item 11. EXECUTIVE COMPENSATION.

     The information appearing under the caption "Compensation Arrangements" in the Registrant's Proxy Statement relating to the Annual Meeting of Stockholders to be held on October 15, 1996 is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

     The information appearing under the caption "Principal and Management Stockholders" in the Registrant's Proxy Statement relating to the Annual Meeting of Stockholders to be held on October 15, 1996 is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information appearing under the caption "Compensation Arrangements-Certain Transactions" in the Registrant's Proxy Statement relating to the Annual Meeting of Stockholders to be held on October 15, 1996 is incorporated herein by reference.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) Financial Statements

     The following financial statements are included in a separate section of this Report commencing on the page numbers specified below:

     Report of Independent Auditors..............................       24

     Consolidated Statements of Operations for each
     of the Three Years in the Period Ended June 30, 1996........       25

     Consolidated Balance Sheets as of June 30, 1996 and 1995....       26

     Consolidated Statements of Stockholders' Equity for each
     of the Three Years in the Period Ended June 30, 1996........       27

     Consolidated Statements of Cash Flows for each of the
     Three Years in the Period Ended June 30, 1996...............       28

     Notes to Consolidated Financial Statements..................       29

(a)(2) Schedules

     Schedule II - Valuation and Qualifying Accounts for each of the
          Three Years in the Period Ended June 30, 1996..........       42

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)(3) Exhibits

     Exhibits 10.1-10.6, 10.6(i), 10.6(ii), 10.6(iii), 10.8, 10.22, 10.22(i) and
10.30 constitute all of the management contracts and compensation plans and arrangements of the Company required to be filed as exhibits to this Annual Report. Upon written request of any stockholder to the Chief Financial Officer at the Company's principal executive office, the Company will provide any of the Exhibits listed below.

     Exhibit No.                     Description

        3.1           Restated Certificate of Incorporation, as amended. (13)
        3.2           Amended and Restated By-Laws. (1)
        9.1 Horne Family Voting Trust Agreement-1991 dated as of October 31, 1991. (2)
        9.2 Amendment dated as of December 18, 1995 to the Horne Family Voting Trust Agreement-1991 dated as of
                      October 31, 1991. *
       10.1 Employment Agreement effective as of September 1, 1996 between the Registrant and Timothy P. Horne. *
       10.2 Supplemental Compensation Agreement effective as of September 1, 1996 between the Registrant and
                      Timothy P. Horne. *
       10.3 Deferred Compensation Agreement between the Registrant and Timothy P. Horne, as amended. (4)
       10.4 1986 Incentive Stock Option Plan, as amended, including form of Option Agreement. (3)

       10.5           1989 Nonqualified Stock Option Plan, including form of
                      Option Agreement. (3)
       10.6           Watts Industries, Inc. Retirement Plan for Salaried
                      Employees dated December 30, 1994, as amended and restated
                      effective as of January 1, 1994. (13)
       10.6(i)        Amendment Number 1 to the Watts Industries, Inc.
                      Retirement Plan for Salaried Employees dated April 16,
                      1996, effective as of January 1, 1994. *
       10.6(ii)       Amendment Number 2 to the Watts Industries, Inc.
                      Retirement Plan for Salaried Employees dated October 17,
                      1995, effective as of September 30, 1995. *
       10.6(iii)      Amendment Number 3 to the Watts Industries, Inc.
                      Retirement Plan for Salaried Employees dated April 16,
                      1996, effective as of January 1, 1996. *
       10.7           Registration Rights Agreement dated as of July 25, 1986(5)
       10.8           Executive Incentive Bonus Plan, as amended. (13)
       10.9           Indenture dated as of December 1, 1991 between the
                      Registrant and The First National Bank of Boston, as
                      Trustee, including form of 8-3/8% Note Due 2003. (8)
      10.10           Loan Agreement and Mortgage among The Industrial
                      Development Authority of the State of New Hampshire,
                      Watts Regulator Co. and Arlington Trust Company dated as of August 1, 1985. (4)
      10.11           Amendment Agreement relating to Watts Regulator Co.
                      (Canaan and Franklin, New Hampshire, facilities) financing dated as of December 31, 1985. (4)
      10.12           Sale Agreement between Village of Walden Industrial
                      Development Agency and Spence Engineering  Company, Inc.
                      dated as of June 1, 1994. (12)
      10.13           Letter of Credit, Reimbursement and Guaranty Agreement
                      dated June 1, 1994 by and among the Registrant, Spence
                      Engineering Company, Inc. and First Union National Bank of North Carolina. (12)
      10.13(i)        Amendment Number 1 to the Letter of Credit, Reimbursement
                      and Guaranty Agreement dated June 1, 1994 by and among the Registrant, Spence Engineering Company, Inc. and First
                      Union National Bank of North Carolina. *
      10.14           Trust Indenture from Village of Walden Industrial
                      Development Agency to The First National Bank of Boston, as Trustee, dated as of June 1, 1994. (12)
      10.15           Loan Agreement between Hillsborough County Industrial
                      Development Authority and Leslie Controls, Inc. dated as of July 1, 1994. (12)
      10.16           Letter of Credit, Reimbursement and Guaranty Agreement
                      dated July 1, 1994 by and among the Registrant, Leslie
                      Controls, Inc. and First Union National Bank of
                      North Carolina. (12)
      10.16(i)        Amendment Number 1 to the Letter of Credit, Reimbursement
                      and Guaranty Agreement dated July 1, 1994 by and among the Registrant, Leslie Controls, Inc. and First Union
                      National Bank of North Carolina. *
      10.17           Trust Indenture from Hillsborough County Industrial
                      Development Authority to The First National Bank of
                      Boston, as Trustee, dated as of July 1, 1994. (12)
      10.18           Loan Agreement between The Rutherford County Industrial
                      Facilities and Pollution Control Financing Authority and
                      Watts Regulator Company dated as of September 1, 1994.(13)
      10.19           Letter of Credit, Reimbursement and Guaranty Agreement
                      dated September 1, 1994 by and among the Registrant, Watts
                      Regulator Company and The First Union National Bank of
                      North Carolina. (13)
      10.19(i)        Amendment No. 1 to the Letter of Credit, Reimbursement
                      and Guaranty Agreement dated September 1, 1994 by and among the Registrant, Watts Regulator Company and The
                      First Union National Bank of North Carolina.*
      10.20           Trust Indenture from The Rutherford County Industrial
                      Facilities and Pollution Control Financing Authority to
                      The First National Bank of Boston, as Trustee, dated as of September 1, 1994. (13)
      10.21           Amended and Restated Stock Restriction Agreement dated as
                      of October 30, 1991.(2)
      10.22           Watts Industries, Inc. 1991 Non-Employee Directors'
                      Nonqualified Stock Option Plan. (7)

      10.22(i)        Amendment No. 1 to the Watts Industries, Inc. 1991
                      Non-Employee Directors' Nonqualified Stock Option Plan. *
      10.23           Letters of Credit relating to retrospective paid loss
                      insurance programs. (11)
      10.24           Form of Stock Restriction Agreement for management
                      stockholders. (5)
      10.25           Revolving Credit Agreement dated December 23, 1987 between
                      Nederlandse Creditbank NV and Watts Regulator (Nederland)
                      B.V. and related Guaranty of Watts Industries, Inc. and
                      Watts Regulator Co. dated December 14, 1987. (6)
      10.26           Loan Agreement dated September 1987 with, and  related
                      Mortgage to, N.V. Sallandsche Bank. (6)
      10.27           Agreement and Plan of Merger dated as of August 22, 1991
                      relating to the acquisition by the Registrant of Henry
                      Pratt Company. (9)
      10.28           Agreement of the sale of shares of Intermes, S.p.A.,
                      RIAF Holding A.G. and the participations in Multiscope
                      Due S.R.L. dated as of November 6, 1992. (10)
      10.29           Revolving Credit Agreement dated August 30, 1994 between
                      and among Watts Investment Company, certain financial
                      institutions, the First National Bank of Boston, as Agent, and the Registrant, as Guarantor. (12)
      10.29(i)        Amendment Number 1 dated June 30, 1995, to the Revolving
                      Credit Agreement dated August 30, 1994. *
      10.29(ii)       Amendment Number 2 dated April 15, 1996, to the Revolving
                      Credit Agreement dated August 30, 1994. *
      10.30           Watts Industries, Inc. Management Stock Purchase Plan
                      dated October 17, 1995.(14)
         11           Statement Regarding Computation of Earnings per
                      Common Share. *
         21           Subsidiaries. *
       23.1           Consent of Ernst & Young LLP, Independent Auditors. *
       23.2           Consent of Deloitte & Touche, Independent Auditors. *
         27           Financial Data Schedule. *

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

(13) Incorporated by reference to the relevant exhibit to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 1995.

(14) Incorporated by reference to the relevant exhibit to the Registrant's Registration Statement on Form S-8 (No. 33-64627) filed with the Securities and Exchange Commission on November 29, 1995.

*    Filed as an  exhibit  to this  Report  with  the  Securities  and  Exchange
     Commission

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

                                       WATTS INDUSTRIES, INC.

                                       By: /s/ Timothy P. Horne
                                               Timothy P. Horne
                                               Chairman of the Board, President,
                                               and Chief Executive Officer

DATED: September 3, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    SIGNATURE                 TITLE                           DATE


/s/ Timothy P. Horne          Chairman of the Board,          September 3, 1996
- - -----------------------       President and Chief Executive
    Timothy P. Horne          Officer (Principal Executive
                              Officer) and Director

/s/ Kenneth J. McAvoy         Chief Financial Officer         September 3, 1996
- - -----------------------       and Treasurer (Principal
    Kenneth J. McAvoy         Financial and Accounting Officer),
                              Secretary, and Director

/s/ David A. Bloss, Sr.       Executive Vice President and    September 3, 1996
- - -----------------------       Director
    David A. Bloss, Sr.

/s/ Frederic B. Horne         Corporate Vice President and    September 3, 1996
- - -----------------------       Director
    Frederic B. Horne

/s/ Noah T. Herndon           Director                        September 3, 1996
- - -----------------------
    Noah T. Herndon

/s/ Wendy E. Lane             Director                        September 3, 1996
- - -----------------------
    Wendy E. Lane

/s/ Gordon W. Moran           Director                        September 3, 1996
- - -----------------------
    Gordon W. Moran

/s/ Daniel J. Murphy, III     Director                        September 3, 1996
- - -----------------------
    Daniel J. Murphy, III

                Report of Ernst & Young LLP, Independent Auditors

Board of Directors
Watts Industries, Inc.

We have audited the accompanying consolidated balance sheets of Watts Industries, Inc. and subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Watts Industries Europe B.V., a wholly-owned subsidiary, which statements reflect total assets of $136,500,000 and $165,700,000 as of June 30, 1996 and 1995, respectively, and net sales of $118,700,000 in fiscal year 1996, $93,500,000 in fiscal year 1995 and $67,000,000 in fiscal year 1994. Those statements and schedule were audited by other auditors, Deloitte & Touche, whose reports have been furnished to us, and our opinion, insofar as it relates to data included for Watts Industries Europe B.V., is based solely on their reports.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Watts Industries, Inc. and subsidiaries at June 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the report of other auditors, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in fiscal year 1996, the Company adopted Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ."


/s/ Ernst & Young, LLP

August  6,  1996
Boston, Massachusetts

Watts Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(Amounts in thousands, except per share information)

                                                                                   Fiscal Year Ended June 30

                                                                                  1996           1995          1994
     Net sales............................................................   $  640,876      $ 576,851      $444,484
     Cost of goods sold...................................................      428,678        366,139       265,304
                                                                             -----------     -----------   ----------
      GROSS PROFIT........................................................      212,198        210,712       179,180
     Selling, general and administrative expenses.........................      162,951        133,601       108,381
     Impairment of long-lived assets......................................       63,065              0             0
     Restructuring charge.................................................       25,415              0             0
                                                                             -----------     -----------   ----------
      OPERATING INCOME (LOSS).............................................      (39,233)        77,111        70,799
     Other (income) expense:
      Interest income.....................................................         (702)        (1,930)       (2,947)
      Interest expense....................................................        9,960          9,368         7,464
      Other...............................................................          919          1,483         1,510
                                                                             -----------    ------------    ---------
                                                                                 10,177          8,921         6,027
                                                                             -----------    ------------    ---------
      INCOME (LOSS) FROM CONTINUING OPERATIONS
           BEFORE INCOME TAXES............................................      (49,410)        68,190        64,772
     Provision for income taxes...........................................        4,355         25,727        25,372
                                                                             -----------    ------------    ---------
      INCOME (LOSS) FROM CONTINUING OPERATIONS............................      (53,765)        42,463        39,400
                                                                             -----------    ------------    ---------
      INCOME FROM DISCONTINUED OPERATIONS, NET OF TAXES                           3,480          3,275         1,610

      NET INCOME (LOSS)...................................................   $  (50,285)    $   45,738      $ 41,010
                                                                             -----------    ------------    ---------

     Income (loss) per Common Share:
      Continuing operations...............................................   $    (1.82)    $     1.43      $   1.33
      Discontinued operations.............................................          .12            .11           .05
                                                                             -----------    ------------    ---------
     NET INCOME (LOSS)...................................................   $     (1.70)    $     1.54      $   1.38
                                                                             -----------    ------------    ---------

     Dividends paid per Common Share......................................   $     .265     $     .235      $    .20
                                                                             -----------    ------------    ---------
     Weighted average number of Common Shares.............................       29,527         29,755        29,717
                                                                             -----------    ------------    ---------


     The accompanying notes are an integral part of these consolidated financial statements.

Watts Industries, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except share information)


                                                                                                 June 30         June 30
     ASSETS                                                                                       1996             1995
                                                                                             -------------   -------------
     CURRENT ASSETS
      Cash and cash equivalents...........................................................   $           0          $3,343

      Short-term investments..............................................................               0           4,483
      Trade accounts receivable, less allowance for doubtful
        accounts of $8,822 in 1996 and $5,417 in 1995.....................................         116,370         104,014
      Inventories:
            Finished goods................................................................          86,922          78,850
            Work in process...............................................................          25,548          30,619
            Raw materials.................................................................          69,628          67,602
                                                                                             -------------   -------------
                                                                                                   182,098         177,071
      Prepaid expenses and other assets...................................................           9,283          12,545
      Deferred income taxes...............................................................          24,662          12,636
      Net assets held for sale............................................................          78,401          83,387
                                                                                             -------------   -------------
            Total Current Assets..........................................................         410,814         397,479
     OTHER ASSETS
      Goodwill, net of accumulated amortization of $10,450 in 1996 and $7,600 in 1995.....          79,489         116,282
      Other ..............................................................................          12,705          16,859
     PROPERTY, PLANT AND EQUIPMENT
      Land  ..............................................................................          11,503          11,306
      Buildings and improvements..........................................................          63,821          65,191
      Machinery and equipment.............................................................         170,304         160,012
      Construction in progress............................................................          14,700          11,361
                                                                                             -------------   -------------
                                                                                                   260,328         247,870
      Less allowance for depreciation.....................................................        (112,378)       (102,096)
                                                                                             --------------  --------------
                                                                                                   147,950         145,774
                                                                                             --------------  --------------
                                                                                             $     650,958    $    676,394

     LIABILITIES AND STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES
      Accounts payable....................................................................   $      46,022    $     35,202
      Accrued expenses and other liabilities..............................................          78,573          46,120
      Accrued compensation................................................................           7,756           7,280
      Income taxes payable................................................................             687           3,129
      Current portion of long-term debt...................................................           2,907          11,751
                                                                                             -------------   -------------
            Total Current Liabilities.....................................................         135,945         103,482
     LONG-TERM DEBT, NET OF CURRENT PORTION...............................................         160,243         132,489
     DEFERRED INCOME TAXES................................................................          13,842          16,372
     OTHER LIABILITIES....................................................................          10,291          11,992
     MINORITY INTEREST....................................................................          11,054           6,422
     STOCKHOLDERS' EQUITY
      Preferred Stock, $.10 par value; 5,000,000 shares
            authorized; no shares issued or outstanding
      Class A  Common  Stock,  $.10 par  value;  80,000,000  shares  authorized;
            16,856,838 shares in 1996 and
            18,218,216 shares in 1995 issued and outstanding..............................           1,686           1,822
      Class B Common Stock, $.10 par value; 25,000,000 shares
            authorized; 11,365,627 shares in 1996 and
            11,404,470 shares in 1995 issued and outstanding..............................           1,136           1,140
      Additional paid-in capital..........................................................          67,930          95,496
      Retained earnings...................................................................         249,415         307,493
      Foreign currency translation adjustment.............................................            (584)           (314)
                                                                                             --------------  --------------
            Total Stockholders' Equity....................................................         319,583         405,637
                                                                                             -------------   -------------
                                                                                             $     650,958    $    676,394
                                                                                             -------------   -------------

     The accompanying notes are an integral part of these consolidated financial statements.

Watts Industries, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Amounts in thousands, except share information)

                                                                                                            Foreign
                      Class A        Class A        Class B        Class B       Additional                 Currency      Total
                    Common Stock   Common Stock   Common Stock   Common Stock     Paid-In     Retained    Translation  Stockholders'
                       Shares         Amount        Shares          Amount        Capital     Earnings     Adjustment     Equity

Balance at
July 1, 1993         9,226,770          $923         5,744,635       $574         $101,491    $235,052      ($2,458)      $335,582
   Net income                                                                                   41,010                      41,010
   Shares of
     Class B Common
     Stock converted
     to Class A
     Common Stock       16,500             1           (16,500)       (1)
   Shares of Class A
     Common Stock
     exchanged upon
     the exercise of
     stock options
     and retired       (25,498)           (3)                                      (1,172)                                 (1,175)
   Shares of Class A
     Common Stock
     issued upon
     the exercise of
     stock options     154,761            16                                        4,707                                   4,723
   Purchase and
     retirement of
     treasury stock   (342,700)          (34)                                     (12,030)                                (12,064)
   Common Stock
     cash dividends                                                                            (5,884)                     (5,884)
   Effect of
     two-for-one
     stock split     8,979,989           898         5,744,335        574                      (1,472)
   Change in foreign
     currency translation
     adjustment                                                                                                (590)         (590)
                    -----------    -----------    ------------   -----------     ----------   ---------   ----------   ------------

Balance at
June 30, 1994       18,009,822         1,801        11,472,470      1,147         92,996      268,706       (3,048)       361,602
   Net income                                                                                  45,738                      45,738
   Shares of Class B
     Common Stock
     converted to
     Class A
     Common Stock       68,000             7          (68,000)        (7)
   Shares of Class A
     Common Stock
     issued upon the
     exercise of
     stock options     140,394            14                                       2,500                                    2,514
   Common Stock
     cash dividends                                                                           (6,951)                      (6,951)
   Change in foreign
     currency translation
     adjustment                                                                                              2,734          2,734
                    -----------    -----------    ------------   -----------     ----------   ---------   ----------   ------------

Balance at
June 30, 1995       18,218,216         1,822       11,404,470      1,140          95,496       307,493        (314)       405,637
   Net loss                                                                                    (50,285)                   (50,285)
   Shares of
     Class B
     Common Stock
     converted to
     Class A
     Common Stock       38,843             4          (38,843)        (4)
   Shares of
     Class A
     Common Stock
     issued upon the
     exercise of
     stock options      74,522             7                                       1,245                                    1,252
   Shares of Class A
     Common Stock
     exchanged upon
     the exercise of
     stock options
     and retired       (15,843)           (1)                                       (390)                                    (391)
   Purchase and
     retirement of
     treasury stock (1,458,900)         (146)                                    (28,421)                                 (28,567)
   Common Stock
     cash dividends                                                                             (7,793)                    (7,793)
   Change in foreign
     currency
     translation
     adjustment                                                                                               (270)          (270)
                    -----------    -----------    ------------   -----------     ----------   ---------   ----------   ------------

Balance at
June 30, 1996       16,856,838        $1,686       11,365,627      $1,136        $67,930      $249,415       ($584)      $319,583
                    -----------    -----------    ------------   -----------     ----------   ---------   ----------   ------------


     The accompanying notes are an integral part of these consolidated financial statements.

Watts Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts in thousands)

                                                                                         Fiscal Year Ended June 30

                                                                                   1996           1995            1994
OPERATING ACTIVITIES
       Income (loss) from continuing operations...........................        ($53,765)        $42,463         $39,400
       Adjustments to reconcile net income (loss) from continuing operations to net cash provided by continuing operating activities:
         Restructuring charge.............................................          21,635               0               0
         Impairment of long-lived assets..................................          63,065               0               0
         Depreciation and amortization....................................          21,574          20,345          18,309
         Deferred income taxes............................................         (14,556)          3,313             595
         Loss (gain) on disposal of equipment.............................          (1,405)           (453)            307
         Changes in  operating  assets  and  liabilities,  net of  effects  from business acquisitions:
           Accounts receivable............................................         (12,979)        (16,353)         (8,278)
           Inventories....................................................         (17,524)        (11,453)        (16,685)
           Prepaid expenses and other assets..............................           4,688          (4,696)            383
           Accounts payable, accrued expenses and other liabilities.......          35,028           4,161           2,003
                                                                                  --------   -------------   -------------
                                                                                    45,761          37,327          36,034
         Net cash provided by (used in) discontinued operations...........           9,638           3,447            (628)
                                                                                  --------   -------------   --------------
         Net cash provided by operating activities........................          55,399          40,774          35,406

     INVESTING ACTIVITIES
       Additions to property, plant and equipment.........................         (31,080)        (27,980)        (18,548)
       Proceeds from sale of equipment....................................           1,462           1,287             364
       Increase in goodwill and other assets..............................          (1,347)           (597)         (1,196)
       Additions to property, plant and equipment by discontinued operations        (1,141)         (3,013)         (1,349)
       Business acquisitions, net of cash acquired........................         (13,415)        (73,242)        (10,783)
       Repayment of debt of acquired businesses...........................            (680)        (18,729)         (1,935)
       Net changes in short-term investments..............................           4,483          54,286           7,429
                                                                                  ---------   -------------   -------------
         Net cash used in investing activities............................         (41,718)        (67,988)        (26,018)

     FINANCING ACTIVITIES
       Proceeds from long-term borrowings.................................          91,867          65,430             716
       Payments of long-term debt.........................................         (73,399)        (34,656)         (6,008)
       Proceeds from exercise of stock options............................             772           2,059           2,418
       Dividends..........................................................          (7,793)         (6,951)         (5,884)
       Purchase and retirement of treasury stock..........................         (28,567)              0         (12,064)
         Net cash provided by (used in) financing activities..............         (17,120)         25,882         (20,822)
                                                                                  ---------  -------------   --------------
       Effect of exchange rate changes on cash and cash equivalents.......              96            (213)           (144)
     DECREASE IN CASH AND CASH EQUIVALENTS................................          (3,343)         (1,545)        (11,578)
       Cash and cash equivalents at beginning of year.....................           3,343           4,888          16,466
                                                                                  ---------   -------------   -------------
     CASH AND CASH EQUIVALENTS AT END OF YEAR.............................              $0          $3,343          $4,888
                                                                                  ---------   -------------   -------------



     The accompanying notes are an integral part of these consolidated financial statements.

Watts Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. DESCRIPTION OF BUSINESS

The Company designs, manufactures and sells an extensive line of valves for the water plumbing and heating, water quality, industrial, and oil and gas markets located predominately in North America, Europe, and Asia.

2. ACCOUNTING POLICIES

Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation
The consolidated financial statements include the accounts of Watts Industries, Inc. and its majority and wholly-owned subsidiaries (the Company). Upon consolidation, all significant intercompany accounts and transactions are eliminated.

Foreign Currency Translation
Balance sheet accounts of foreign subsidiaries are translated into United States dollars at fiscal year-end exchange rates. Operating accounts are translated at weighted average exchange rates for each year. Net translation gains or losses are adjusted directly to a separate component of stockholders' equity.

Cash Equivalents and Short-Term Investments
Cash equivalents consist of investments having maturities of three months or less at the date of purchase. Short-term investments consist of corporate and municipal bonds and participation in mutual funds whose portfolios consist principally of United States Government securities. Short-term investments are valued at market, which approximates cost.

Concentrations of Credit Risk
Financial instruments which potentially subject the Company to concentration of credit risk consist principally of trade receivables. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers included in the Company's customer base and their dispersion across many different industries and geographic areas. At June 30, 1996, the Company had no significant concentrations of credit risk.

Watts Industries, Inc. and Subsidiaries

2. ACCOUNTING POLICIES (CONTINUED)

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

Goodwill
Goodwill represents the excess of cost over the fair value of net assets of businesses acquired. This balance is amortized over 40 years using the straight-line method. The carrying value of goodwill is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted operating cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of the goodwill would be reduced to its fair value.

Impact of Recently Issued Accounting Standards
In March 1995, the Financial Accounting Standards Board issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement No. 121 in the third quarter of fiscal year 1996 and has recorded a $63,065,000 charge to income.

Stock Based Compensation
The Company grants stock options for a fixed number of shares to key employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, (and intends to continue to do so) and, accordingly, recognizes no compensation expense for the stock option grants.

Earnings Per Common Share
Earnings per common share is calculated using the weighted average number of Class A and B Common Shares outstanding during each period and common stock equivalents attributable to the dilutive effect of Class A Common Stock options.

Watts Industries, Inc. and Subsidiaries

2. ACCOUNTING POLICES (CONTINUED)

Basis of Presentation
Certain amounts in fiscal years 1995 and 1994 have been reclassified to permit comparison with the 1996 presentation.

3. MANAGEMENT INITIATIVES

During the quarter ended March 31, 1996, the Company decided to restructure its business to improve the efficiency of the Company's worldwide operations. The nature of these changes and related effects are summarized below:

Discontinued Operations
The Company announced its intention to divest of the stock of its Municipal Water Group of businesses, which includes Henry Pratt Company, James Jones Company and Edward Barber & Co. In the fourth quarter, the Company executed a definitive purchase and sale agreement covering this divestiture and the sale is expected to occur in the first quarter of fiscal year 1997.

The results of operations of these companies have been reported as income from discontinued operations, net of income taxes, and the income statements for the fiscal years ended June 30, 1995 and 1994 have been reclassified to conform with the 1996 presentation. Unassigned corporate interest expense has been allocated based upon the ratio of the net assets of the discontinued operations to the consolidated net assets and unassigned debt of the Company.

The following table  summarizes the results of operations of the Municipal Water
Group:

                                             Fiscal Year Ended June 30
                                        1996           1995            1994
                                                  (in thousands)
Revenues                              $86,179         $80,815         $74,057
Costs and expenses                     80,278          75,358          71,494
                                   -------------   -------------   -------------
Income before income taxes              5,901           5,457           2,563
Income taxes                            2,421           2,182             953
                                   -------------   -------------   -------------
Income from discontinued operations    $3,480          $3,275          $1,610
                                   -------------   -------------   -------------


Net assets held for sale reported in the accompanying consolidated balance sheets consists of the following:

                                                      June 30
                                               1996            1995
                                           -------------   -----------
                                                  (in thousands)
Accounts receivable                           $15,843         $14,756
Inventories                                    19,301          23,756
Goodwill                                       31,835          32,796
Property, plant and equipment                  20,409          22,639
Other assets                                    5,415           3,017
Current liabilities                           (10,900)         (9,625)
Other liabilities                              (3,502)         (3,952)
                                           -------------   ------------
Net assets                                    $78,401         $83,387
                                           -------------   ------------

Watts Industries, Inc. and Subsidiaries

3. MANAGEMENT INITIATIVES (CONTINUED)

Impairment of Long-Lived Assets
The impairment of long-lived assets charge mainly pertains to the Company's Italian subsidiaries. Due to a change in interpretation of the Italian tax law regarding the deductibility of goodwill amortization coupled with decreasing margins and operating profits has resulted in the goodwill at Intermes being impaired. In addition, PBVS has experienced significant losses since acquisition. In response to these circumstances, management has implemented various restructuring initiatives, consisting mainly of downsizing, relocating and consolidating its Italian operations. In connection with the reevaluation of its business strategy in Italy, management has concluded an impairment event has occurred and has recorded a loss by adjusting the value of the affected long-lived assets, primarily goodwill.

Restructuring
The Company also decided to undertake certain restructuring initiatives aimed at improving the efficiency of certain of its continuing operations. The two most significant initiatives are the relocation of Jameco Industries, Inc. ("Jameco") and the downsizing of Pibiviesse S.p.A. ("PBVS").

The Company decided to relocate the manufacturing operations at Jameco from Wyandanch, New York to a Watts Regulator plant in Spindale, North Carolina. The Company expects this relocation project will be completed in fiscal 1997. The Company also decided to implement a plan to streamline and downsize the operations of its PBVS subsidiary. In addition, the Company has identified efficiencies that it expects will improve operations at a number of its other divisions.

In connection with implementing these reorganization plans, the Company has recorded exit costs of $7,700,000, severance costs for 290 employees of $9,300,000, asset write-downs for assets to be abandoned or sold of $8,400,000, inventory write-downs of $9,500,000, and accrued other expenses of $13,800,000. Substantially all the charges for this restructuring have been recorded.

The provision for severance, plant closure costs, and the asset write-downs are included in the restructuring line in the statement of operations. The inventory write-down is included in cost of sales and the accrued expenses are included in operating expenses.

The severance paid as of June 30, 1996 was $1,660,000, representing a reduction of 97 personnel.

4. BUSINESS ACQUISITIONS

During fiscal year 1996, the Company completed the acquisition of four businesses, all of which are valve manufacturers, for an aggregate purchase price of $13,415,000, and invested $6,000,000 in the Suzhou Watts Valve Company, Ltd. joint venture. The most significant of these acquisitions was the purchase of Societe des Etablissements Rene Trubert S.A. located in Chartres, France. These acquisitions were accounted for under the purchase method. The results of operations of the acquired businesses were included in the consolidated financial statements from the date of acquisition. Had these acquisitions occurred at the beginning of fiscal year 1996 or 1995, the effect on operating results would not have been material.

Watts Industries, Inc. and Subsidiaries

5. INCOME TAXES

The significant components of the Company's deferred tax liabilities and assets are as follows:

                                                   Fiscal Year Ended June 30
                                                       1996           1995
                                                          (In thousands)

Deferred tax liabilities:
   Excess tax over book depreciation                 $10,959         $11,598
   Other                                               2,883           4,774
                                                  -------------   -------------
Total deferred tax liabilities                        13,842          16,372
Deferred tax assets:
   Accrued expenses                                   20,345           8,712
   Other                                               5,656           4,569
                                                  -------------   -------------
Total deferred tax assets                             26,001          13,281

Valuation allowance for deferred tax assets           (1,339)           (645)
                                                  -------------   -------------
Net deferred tax assets                               24,662          12,636
                                                  -------------   -------------

Net deferred tax assets (liabilities)                $10,820         ($3,736)
                                                  -------------   -------------



The provision for income taxes is based on the following pre-tax income (loss) arising from continuing operations:

                                                Fiscal Year Ended June 30
                                          1996           1995            1994
                                                    (In thousands)

Domestic                                $19,816         $59,760         $55,954
Foreign                                 (69,226)          8,430           8,818
                                   --------------  -------------   -------------
                                      ($ 49,410)        $68,190         $64,772
                                   --------------  -------------   -------------

Watts Industries, Inc. and Subsidiaries

5. INCOME TAXES (CONTINUED)

The provision (benefit) for income taxes consists of the following:

                                                Fiscal Year Ended June 30
                                          1996           1995            1994
                                                    (In thousands)
Current tax expense:
    Federal                             $15,739        $18,299         $18,809
    Foreign                               1,176            685           2,382
    State                                 1,996          3,430           3,586
                                   -------------   -------------   -------------
                                         18,911         22,414          24,777

Deferred tax expense (benefit):
    Federal                              (8,458)           764             604
    Foreign                              (3,964)         2,411            (120)
    State                                (2,134)           138             111
                                   --------------  -------------   -------------
                                        (14,556)         3,313             595
                                   --------------  -------------   -------------

Tax provision from
         continuing operations           $4,355        $25,727         $25,372
                                   --------------  -------------   -------------


Total income taxes reported from continuing operations are different than would have been computed by applying the federal statutory tax rate to income (loss) from continuing operations before income taxes. The reasons for this difference are as follows:

                                               Fiscal Year Ended June 30
                                         1996           1995            1994
                                                   (In thousands)

Computed expected Federal
   income tax expense (benefit)        ($17,294)       $23,867         $22,670
State income taxes,
   net of Federal tax benefit               (90)         2,319           2,403
Goodwill writedown and amortization      17,443            807             570
Foreign tax rate and
   regulation differential                3,830           (791)            190
Other, net                                  466           (475)           (461)
                                   -------------   --------------  -------------

                                         $4,355        $25,727         $25,372
                                   -------------   -------------   -------------

Watts Industries, Inc. and Subsidiaries

5. INCOME TAXES (CONTINUED)

At June 30, 1996, the Company has foreign net operating loss carryforwards of $10.7 million for income tax purposes that expire in fiscal years 1997 through 2004. In addition, foreign net operating losses of $4.5 million can be carried forward indefinitely. Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $37 million, $43 million and $36 million at June 30, 1996, 1995 and 1994, respectively. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings, in the form of dividends or otherwise, the Company will be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.

Determination of the amount of U.S. income tax liability that would be incurred is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce some portion of any U.S. income tax liability. Withholding taxes of approximately $2.6 million would be payable upon remittance of all previously unremitted earnings at June 30, 1996.

The Company made income tax payments of $27.8 million, $25.2 million and $31.4 million in 1996, 1995 and 1994, respectively.

6. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

                                                       June 30
                                                 1996           1995
                                            -------------   ------------
                                                    (In thousands)
Restructuring costs                              $21,342
Commissions and sales incentives payable          10,276         $8,714
Accrued insurance costs                           10,652          9,040
Other                                             36,303         28,366
                                            -------------   -------------
                                                 $78,573         $46,120

Watts Industries, Inc. and Subsidiaries

7. FINANCING ARRANGEMENTS

Long-term debt consists of the following:

                                                       June 30
                                                 1996           1995
                                            -------------   ------------
                                                    (In thousands)

8 3/8% Notes, Due 2003                         $75,000         $75,000
$125 million revolving line of credit,
   accruing interest at LIBOR plus 25
   basis points (5.625% at June 30, 1996)
   and expiring in August 1999                  61,300          31,000
Industrial Revenue Bonds,
   maturing periodically from
   2006 through 2019, accruing interest
   at a variable rate based on weekly
   tax-exempt interest rates
   (3.6% at June 30, 1996)                      17,265          17,265
Other                                            9,585          20,975
                                            -------------   -------------
                                               163,150         144,240
Less current portion                             2,907          11,751
                                            -------------   -------------
                                              $160,243        $132,489


Principal payments during each of the next five fiscal years are due as follows:
1997-$2,907,000;   1998-$1,620,000;   1999-$1,525,000;   2000-$62,433,000;   and
2001-$414,000. Interest paid for all periods presented in the accompanying financial statements approximates interest expense.

Certain of the Company's loan agreements contain covenants that require, among other items, the maintenance of certain minimum financial ratios and limit the Company's ability to enter into secured borrowing arrangements for amounts exceeding 10% of the Company's consolidated stockholders' equity, unless the 8 3/8% Notes are secured ratably with such borrowings. Under its most restrictive loan covenant, the Company had $24.6 million available at June 30, 1996, for the payment of dividends.

8. COMMON STOCK

During fiscal year 1996, the Company's Board of Directors authorized the purchase of up to 2,000,000 shares of the Company's Class A Common Stock in the open market which was completed on July 17, 1996. The Company utilized its line of credit in making these purchases. On July 17, 1996, the Company's Board of Directors authorized the purchase of an additional 1,000,000 shares of the Company's Class A Common Stock in the open market.

Watts Industries, Inc. and Subsidiaries

8. COMMON STOCK (CONTINUED)

The Class A Common Stock and Class B Common Stock have equal dividend and liquidation rights. Each share of the Company's Class A Common Stock is entitled to one vote on all matters submitted to stockholders and each share of Class B Common Stock is entitled to ten votes on all such matters. Shares of Class B Common Stock are convertible into shares of Class A Common Stock, on a one-to-one basis, at the option of the holder. The Company has reserved a total of 3,391,630 shares of Class A Common Stock for issuance under its option plans and 11,365,627 shares for conversion of Class B Common Stock to Class A Common Stock.

9. STOCK OPTION AND PURCHASE PLANS

On August 6, 1996, the Board of Directors adopted, subject to shareholder approval, the 1996 Stock Option Plan ("1996 Plan") to replace the 1986 Incentive Stock Option Plan, which expired during 1996, and the 1989 Nonqualified Stock Option Plan ("1989 Plan") upon the earlier of its expiration, in 1999, or when the shares reserved for issuance under such Plan are exhausted. The terms and conditions of the 1996 Plan are substantially consistent with those of the 1986 and 1989 Plans and allow for the granting of options to purchase up to 3,000,000 share of the Company's Class A Common Stock.

The Company's 1986 Plan allowed for the granting of options to purchase 1,980,000 shares of Class A Common Stock to key employees at an exercise price equal to 100% of the fair market value per share on the date of grant. In addition, the Company's 1989 Stock Option Plan allowed for the granting of options to purchase 2,000,000 shares of Class A Common Stock to key employees. Options are granted at an exercise price determined by the Board of Directors, but not less than 50% of the fair market value per share on the date of grant. Outstanding options generally vest at the rate of 20% per year.

A summary of activity in the plans is as follows:

                                                     Number of Shares

                                               Qualified      Nonqualified           Exercise Price
Outstanding options at July 1, 1993             677,246           482,864          $ 8.75  to $24.75
    Granted                                     237,500           146,000           15.73  to  22.50
    Exercised                                  (108,446)         (167,432)           8.75  to  22.50
    Canceled                                    (54,000)         (158,000)           8.75  to  22.50
                                             ------------    -------------
Outstanding options at June 30, 1994            752,300           303,432            8.75  to  24.75
    Granted                                     176,500           113,000           22.50  to  26.13
    Exercised                                   (63,500)          (76,894)           8.75  to  22.13
    Canceled                                   (186,000)                            14.25  to  22.50
                                             ------------    -------------
Outstanding options at June 30, 1995            679,300           339,538            8.75  to  26.13
    Granted                                     190,500           123,500           22.75  to  23.38
    Exercised                                   (65,700)           (8,822)           8.75  to  19.80
    Canceled                                   (121,600)                            18.00  to  23.75
                                             ------------    -------------
Outstanding options at June 30, 1996            682,500           454,216           $8.75  to $26.13
                                             ------------    -------------

Watts Industries, Inc. and Subsidiaries

9. STOCK OPTION AND PURCHASE PLANS (CONTINUED)

At June 30, 1996 and 1995, options to purchase 423,596 and 348,190 shares, respectively, were exercisable and 1,254,914 and 2,131,414 options, respectively, were available for future grants under the Company's stock option plans.

In October 1995, the Company adopted the Watts Industries Inc. Management Stock Purchase Plan which allows for the granting of restricted stock units to key employees to purchase up to 1,000,000 shares of Class A Common Stock at 75% of the fair market value on the date of grant. Restricted stock units generally vest annually over a three year period from the date of grant. There were no restricted stock units outstanding at June 30, 1996.

10. EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(K) Savings Plan for substantially all domestic non-union employees. Under the plan, the Company matches a specified percentage of employee contributions, subject to certain limitations. In addition, the Company sponsors defined benefit plans covering substantially all of its domestic non-union employees. The Company's funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes. At June 30, 1996 and 1995, the fair value of assets held in trust for the Company's defined benefit plans approximated the related projected benefit obligation.

11. COMMITMENTS AND CONTINGENCIES

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

Watts Industries, Inc. and Subsidiaries

12. FINANCIAL INSTRUMENTS

Fair Value of Long-Term Debt

The fair value of the Company's 8 3/8% Notes, Due 2003 is based on quoted market prices. The fair value of the Company's variable rate debt approximates its carrying value. The carrying amount and the estimated fair market value of the Company's long-term debt, including the current portion, are as follows:

                                                       June 30
                                                 1996           1995
                                             ------------   ------------
                                                    (In thousands)

Carrying amount                               $163,150        $144,240
Estimated fair value                           166,994         150,709

Watts Industries, Inc. and Subsidiaries

13.  FINANCIAL INFORMATION BY GEOGRAPHIC AREA

Financial  information  by geographic  area is  summarized as follows.  Transfer
prices  to  foreign   subsidiaries   are  intended  to  produce  profit  margins
commensurate with sales and marketing efforts:

                                                                      (In thousands)

                                         DOMESTIC     CANADA     EUROPE       ASIA         ELIMINATIONS     CONSOLIDATED

FISCAL YEAR ENDED JUNE 30, 1996
NET SALES                                $476,279     $28,086     $118,673    $17,838                          $640,876
TRANSFER BETWEEN AREAS                     10,220       5,180        3,549                     $18,949
                                         --------     -------     --------    -------      ------------     ------------
                                         $486,499     $33,266     $122,222    $17,838          $18,949         $640,876
                                         --------     -------     --------    -------      ------------     ------------

OPERATING INCOME (LOSS) OF
  GEOGRAPHIC AREAS                       $67,245      ($7,709)   ($59,242)     $1,907           $2,558           ($357)
                                         --------     -------     --------    -------      ------------     ------------

GENERAL CORPORATE EXPENSES                                                                                       38,876
                                                                                                            ------------
OPERATING LOSS                                                                                                 ($39,233)
                                                                                                            ============

ASSETS OF CONTINUING OPERATIONS         $394,133      $25,357    $123,270     $31,118           $1,321         $572,557
NET ASSETS OF DISCONTINUED OPERATIONS     65,202                   13,199                                        78,401
                                         --------     -------     --------    -------      ------------     ------------
                                        $459,335      $25,357    $136,469     $31,118           $1,321         $650,958
                                         --------     -------     --------    -------      ------------     ------------



FISCAL YEAR ENDED JUNE 30, 1995
NET SALES                               $441,808      $30,016     $93,518     $11,509                         $576,851
TRANSFER BETWEEN AREAS                    12,592        5,231                                  $17,823
                                         --------     -------     --------    -------      ------------     ------------
                                        $454,400      $35,247     $93,518     $11,509          $17,823        $576,851
                                         ========     =======     ========    =======      ============     ============
OPERATING INCOME OF
  GEOGRAPHIC AREAS                       $75,415       $1,913      $8,978      $1,429              $65         $87,670
                                         ========     =======     ========    =======      ============     ============
GENERAL CORPORATE EXPENSES                                                                                      10,559
OPERATING INCOME                                                                                               $77,111
                                                                                                            ============
ASSETS OF CONTINUING OPERATIONS         $393,012      $29,567    $154,069     $17,550           $1,191        $593,007
NET ASSETS OF DISCONTINUED OPERATIONS     71,743                   11,644                                       83,387
                                         --------     -------     --------    -------      ------------     ------------
                                        $464,755      $29,567    $165,713     $17,550           $1,191        $676,394
                                         ========     =======     ========    =======      ============     ============

Watts Industries, Inc. and Subsidiaries

13.  FINANCIAL INFORMATION BY GEOGRAPHIC AREA (CONTINUED)


                                         DOMESTIC     CANADA     EUROPE       ASIA         ELIMINATIONS     CONSOLIDATED

FISCAL YEAR ENDED JUNE 30, 1994
NET SALES                                $348,698     $28,732     $67,054                                       $444,484
TRANSFER BETWEEN AREAS                     13,723       2,820                                $16,543
                                         --------     -------     --------    -------      ------------     ------------
                                         $362,421     $31,552     $67,054                    $16,543            $444,484
                                         ========     =======     ========    =======      ============     ============
OPERATING INCOME OF
  GEOGRAPHIC AREAS                        $69,629      $2,304      $9,031                        $94             $80,870
                                         ========     =======     ========    =======      ============
GENERAL CORPORATE EXPENSES                                                                                        10,071
                                                                                                            ------------
OPERATING INCOME                                                                                                 $70,799
                                                                                                            ============
ASSETS OF CONTINUING OPERATIONS          $351,104      $23,469    $92,268                       $984            $465,857
NET ASSETS OF DISCONTINUED OPERATIONS      69,101                  11,764                                         80,865
                                         --------     -------     --------    -------      ------------     ------------
                                         $420,205      $23,469   $104,032                       $984            $546,722
                                         ========     =======     ========    =======      ============     ============


Included in domestic sales are export sales of $43.5 million in fiscal year 1996, $39.7 million in fiscal year 1995 and $38.7 million in fiscal year 1994.

14.  QUARTERLY UNAUDITED FINANCIAL INFORMATION

                                                               (In thousands, except per share information)
                                                                First      Second        Third      Fourth
                                                               Quarter     Quarter      Quarter     Quarter
FISCAL YEAR ENDED JUNE 30, 1996
Net sales                                                      $154,129    $156,593    $159,823    $170,331
Gross profit                                                     56,921      55,913      44,941      54,423
Net income (loss) from continuing operations                     11,664      10,051     (80,303)      4,823
Net income (loss)                                                12,134      10,777     (79,273)      6,077
Income (loss) per common share - Continuing operations             0.39        0.33       (2.70)       0.17
                                 Discontinued operations           0.02        0.03        0.03        0.04
                                 Net income (loss)                 0.41        0.36       (2.67)       0.21
Dividends paid per common share                                  0.0625      0.0625        0.07        0.07

FISCAL YEAR ENDED JUNE 30, 1995
Net sales                                                      $133,399    $140,605    $152,973    $149,874
Gross profit                                                     50,373      52,374      55,872      52,093
Net income from continuing operations                            10,656      10,492      11,751       9,564
Net income                                                       11,390      11,165      12,731      10,452
Income per common share - Continuing operations                    0.36        0.35        0.40        0.32
                                 Discontinued operations           0.02        0.03        0.03        0.03
                                 Net income                        0.38        0.38        0.43        0.35
Dividends paid per common share                                   0.055       0.055      0.0625      0.0625



                  Schedule II-Valuation and Qualifying Accounts
                     Watts Industries, Inc. and Subsidiaries
                             (Amounts in thousands)

Column A                      Column B                              Column C                        Column D        Column E
                                                                    Additions
                              Balance at              Charged to Costs   Charged to Other         Deductions      Balance at End
Description                   Beginning of Period     and Expenses       Accounts - Describe      Describe (1)    of Period

Year ended June 30, 1996
Deducted from asset account:
  Allowance for
  doubtful accounts           $5,417                  $4,408             $320  (2)                $1,323          $8,822

Year ended June 30, 1995
Deducted from asset account:
  Allowance for
  doubtful accounts           $4,105                  $1,351             $1,173 (2)               $1,212          $5,417

Year ended June 30, 1994
Deducted from asset account:
  Allowance for
  doubtful accounts           $3,233                  $1,615             $137  (2)                $880            $4,105


(1) Uncollectible accounts written off, net of recoveries.
(2) Balance acquired in connection with acquisition of Trubert and Artec in fiscal 1996, Jameco and Anderson-Barrows in fiscal 1995 and Ancon, Inc. in fiscal 1994.

                                  EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this Report. Certain Exhibits are incorporated by reference to documents previously filed by the Company with the Securities and Exchange Commission pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.

   Exhibit No.                                  Description

      3.1      Restated Certificate of Incorporation, as amended. (13)
      3.2      Amended and Restated By-Laws. (1)
      9.1      Horne Family Voting Trust Agreement-1991 dated as of
               October 31, 1991. (2)
      9.2      Amendment dated as of December 18, 1995 to the Horne Family
               Voting Trust Agreement-1991 dated as of  October 31, 1991.*
     10.1      Employment Agreement effective as of September 1, 1996
               between the Registrant and Timothy P. Horne. *
     10.2      Supplemental Compensation Agreement effective as of
               September 1, 1996 between the Registrant and Timothy P. Horne. *
     10.3      Deferred Compensation Agreement between the Registrant and
               Timothy P. Horne, as amended. (4)
     10.4      1986 Incentive Stock Option Plan, as amended, including form of
               Option Agreement. (3)
     10.5      1989 Nonqualified Stock Option Plan, including form of Option
               Agreement.(3)
     10.6      Watts Industries, Inc. Retirement Plan for Salaried Employees
               dated December 30, 1994, as amended and restated effective as of
               January 1, 1994. (13)
     10.6(i)   Amendment Number 1 to the Watts Industries, Inc. Retirement Plan
               for Salaried  Employees dated April 16, 1996, effective as of
               January 1, 1994.*
     10.6(ii)  Amendment Number 2 to the Watts Industries, Inc. Retirement Plan
               for Salaried Employees dated October 17, 1995, effective as of
               September 30, 1995. *
     10.6(iii) Amendment Number 3 to the Watts Industries, Inc. Retirement Plan
               for Salaried Employees dated April 16, 1996, effective as of
               January 1, 1996. *
     10.7      Registration Rights Agreement dated as of July 25, 1986. (5)
     10.8      Executive Incentive Bonus Plan, as amended. (13)
     10.9      Indenture dated as of December 1, 1991 between the  Registrant and The First National Bank of Boston, as Trustee, including form of 8-3/8% Note Due 2003. (8)
    10.10      Loan Agreement and Mortgage among The Industrial Development
               Authority of the State of New Hampshire, Watts Regulator Co. and
               Arlington Trust Company dated as of August 1, 1985. (4)
    10.11      Amendment Agreement relating to Watts Regulator Co. (Canaan and
               Franklin, New Hampshire, facilities) financing dated as of
               December 31, 1985. (4)
    10.12      Sale Agreement between Village of Walden Industrial Development
               Agency and Spence Engineering  Company, Inc. dated as of June 1,
               1994. (12)
    10.13      Letter of Credit, Reimbursement and Guaranty Agreement dated
               June 1, 1994 by and among the Registrant, Spence Engineering
               Company, Inc and First Union National Bank of North Carolina.(12)
    10.13(i)   Amendment Number 1 to the Letter of Credit, Reimbursement and
               Guaranty Agreement dated June 1, 1994 by and among the
               Registrant, Spence Engineering Company, Inc. and First Union
               National Bank of North Carolina.*
    10.14      Trust Indenture from Village of Walden Industrial Development
               Agency to The First National Bank of Boston, as Trustee, dated as of June 1, 1994. (12)
    10.15      Loan Agreement between Hillsborough County Industrial Development
               Authority and Leslie Controls, Inc. dated as of July 1, 1994.(12)
    10.16      Letter of Credit, Reimbursement and Guaranty Agreement dated
               July 1, 1994 by and among the Registrant, Leslie Controls, Inc.
               and First Union National Bank of North Carolina. (12)
    10.16(i)   Amendment Number 1 to the Letter of Credit, Reimbursement and
               Guaranty Agreement dated July 1, 1994 by and among the
               Registrant, Leslie Controls, Inc. and First Union National Bank
               of North Carolina. *
    10.17      Trust Indenture from Hillsborough County Industrial Development
               Authority to The First National Bank of Boston, as Trustee,
               dated as of July 1, 1994.(12)
    10.18      Loan Agreement between The Rutherford County Industrial
               Facilities and Pollution Control Financing Authority and Watts
               Regulator Company dated as of September 1, 1994. (13)
    10.19      Letter of Credit, Reimbursement and Guaranty Agreement dated
               September 1, 1994 by and among the Registrant, Watts Regulator
               Company and The First Union National Bank of North Carolina. (13)
    10.19(i)   Amendment No. 1 to the Letter of Credit, Reimbursement and
               Guaranty Agreement dated September 1, 1994 by and among the
               Registrant, Watts Regulator Company and The First Union National
               Bank of North Carolina.*
    10.20      Trust Indenture from The Rutherford County Industrial Facilities and Pollution Control Financing Authority to The First National
               Bank of Boston, as Trustee, dated as of September 1, 1994. (13)
    10.21      Amended and Restated Stock Restriction Agreement dated as of
               October 30, 1991. (2)
    10.22      Watts Industries, Inc. 1991 Non-Employee Directors' Nonqualified
               Stock OptionPlan. (7)
    10.22(i)   Amendment No. 1 to the Watts Industries, Inc. 1991 Non-Employee
               Directors' Nonqualified Stock Option Plan. *
    10.23      Letters of Credit relating to retrospective paid loss insurance programs. (11)
    10.24      Form of Stock Restriction Agreement for management
               stockholders. (5)
    10.25      Revolving Credit Agreement dated December 23, 1987 between
               Nederlandse Creditbank NV and Watts Regulator (Nederland) B.V.
               and related Guaranty of Watts Industries, Inc. and Watts
               Regulator Co. dated December 14, 1987. (6)
    10.26      Loan Agreement dated September 1987 with, and  related Mortgage to, N.V. Sallandsche Bank. (6)
    10.27      Agreement and Plan of Merger dated as of August 22, 1991 relating to the acquisition by the Registrant of Henry Pratt Company. (9)
    10.28      Agreement of the sale of shares of Intermes, S.p.A., RIAF Holding
               A.G. and the participations in Multiscope Due S.R.L. dated as of
               November 6, 1992. (10)
    10.29      Revolving Credit Agreement dated August 30, 1994 between and among Watts Investment Company, certain financial institutions, the First National Bank of Boston, as Agent, and the Registrant,
               as Guarantor. (12)
    10.29(i)   Amendment Number 1 dated June 30, 1995, to the Revolving Credit
               Agreement dated August 30, 1994. *
    10.29(ii)  Amendment Number 2 dated April 15, 1996, to the Revolving Credit
               Agreement dated August 30, 1994. *
    10.30      Watts Industries, Inc. Management Stock Purchase Plan dated
               October 17, 1995. (14)
       11      Statement Regarding Computation of Earnings per Common Share. *
       21      Subsidiaries. *
     23.1      Consent of Ernst & Young LLP, Independent Auditors. *
     23.2      Consent of Deloitte & Touche, Independent Auditors. *
       27      Financial Data Schedule. *

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

(13) Incorporated by reference to the relevant exhibit to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 1995.

(14) Incorporated by reference to the relevant exhibit to the Registrant's Registration Statement on Form S-8 (No. 33-64627) filed with the Securities and Exchange Commission on November 29, 1995.

* Filed as an exhibit to this Report with the Securities and Exchange Commission

                                  EXHIBIT 9.2

                       AMENDMENT TO VOTING TRUST AGREEMENT


     WHEREAS, Timothy P. Horne and Frederic B. Horne are trustees (the "Trustees") under the Horne Family Voting Trust Agreement - 1991 dated as of October 31, 1991 (the "Agreement"); and

     WHEREAS, Timothy P. Horne and George B. Horne as Trustees of The George B. Horne Trust - 1982 have, effective as of the date hereof, deposited with the Trustees a stock certificate representing 80,000 shares of the Class B Common Stock of Watts Industries, Inc. and pursuant to the Agreement such Trustees have issued and delivered to Timothy P. Horne and George B. Horne as Trustees of The George B. Horne Trust - 1982 a Voting Trust Certificate representing their interests in such deposited stock.

     WHEREAS, Timothy P. Horne and George B. Horne as Trustees of The George B. Horne Trust - 1982 have, effective as of the date hereof, gifted to each of (i) Timothy P. Horne and George B. Horne, trustees of The George B. Horne Grandchildren's 1995 Irrevocable Trust f/b/o Tara V. Horne, (ii) Timothy P. Horne and George B. Horne, trustees of The George B. Horne Grandchildren's 1995 Irrevocable Trust f/b/o Tiffany R. Horne, and (iii) Frederic B. Horne and George
B. Horne, trustees of The George B. Horne Grandchildren's 1995 Irrevocable Trust f/b/o Kristina M. Horne, a portion of their Voting Trust Certificates issued under the Agreement; and

     WHEREAS, the Trustees desire to amend Schedule A to the Agreement to reflect such gifts.

     NOW, THEREFORE, the parties do hereby agree as follows:

     1. Schedule A to the Agreement is hereby amended and restated in its entirety to read as follows:

                                   SCHEDULE A

Stockholder                    No. of Shares*            Class B Cert. No.
- - -----------                    --------------            -----------------

Timothy P. Horne ("TPH")          2,751,220                     126,161

Frederic B. Horne ("FBH")         1,355,166                     129,159

Timothy P. Horne
and George B. Horne ("GBH")
as trustees of The
George B. Horne Trust - 1982      2,004,600                 132,158,184

Frederic B. Horne,
as Trustee of The
Peter W. Horne Trust - 1976       1,285,840                    156, 175

Stockholder                    No. of Shares*            Class B Cert. No.
- - -----------                    --------------            -----------------

FBH and GBH, trustees of
The GBH Grandchildren's 1995
Irrevocable Trust f/b/o
Kristina M. Horne                    22,600                        184

TPH and GBH, trustees of
The GBH Grandchildren's 1995
Irrevocable Trust f/b/o
Tara V. Horne                        30,200                        184

TPH and GBH, trustees of
The GBH Grandchildren's 1995
Irrevocable Trust f/b/o
Tiffany R. Horne                     22,600                        184

Timothy P. Horne,
as Trustee of The Deborah
Horne Trust - 1976                1,335,840                    138,157

Timothy P. Horne,
as Trustee of The Daniel
W. Horne Trust - 1980             1,335,840                    134,155

Tara V. Horne                        50,000                        126

Judith Rae Horne,
as Trustee of The Tiffany
Rae Horne Trust - 1984               50,000                        126

* As adjusted to reflect the two-for-one stock split effected by means of a stock dividend payable on March 15, 1994.

     2. Except as hereinabove provided, the parties ratify and confirm the Agreement in all respects.

     The parties hereto have executed this Amendment to the Agreement in one or more counterparts under seal as of December 18, 1995.


                                           -------------------------
                                           Timothy P. Horne, as Trustee of the
                                           Horne Family Voting Trust - 1991

                                           -------------------------
                                           Frederic B. Horne, as Trustee of the
                                           Horne Family Voting Trust - 1991

                                  EXHIBIT 10.1

                              EMPLOYMENT AGREEMENT


     Employment Agreement entered into as of the 1st day of "September 1996, by and between WATTS INDUSTRIES, INC., a Delaware corporation with its principal place of business in North Andover, Massachusetts (the "Company"), and TIMOTHY
P. HORNE, an individual residing in Andover, Massachusetts ("Mr. Horne").

                                   WITNESSETH:

     WHEREAS, the Company and Mr. Horne are parties to an existing Employment Agreement, dated as of May 1, 1993 (hereinafter referred to as the "Existing Employment Agreement");

     WHEREAS, the Company and Mr. Horne mutually desire to enter into a new Employment Agreement which will set forth the terms and conditions of the Company's subsequent employment of Mr. Horne; and

     WHEREAS, the Company desires to arrange for the employment of Mr. Horne on the terms and conditions set forth below and Mr. Horne desires such employment.

     NOW, THEREFORE, in consideration of the premises and the mutual covenants set forth above, and other good and valuable consideration the receipt of which is hereby acknowledged by each party to the other, the parties hereto agree as follows:

     1.   Employment and Term of Employment.

          1.1 Revocation of Existing Employment Agreement. The Company and Mr. Horne hereby agree that effective as of September 1, 1996, the Existing Employment Agreement between the parties shall terminate and be of no further force and effect and that the terms and conditions of this Agreement set forth below shall control the employment of Mr. Horne by the Company during the term of this Agreement.

          1.2 Position. Commencing with September 1, 1996 (hereinafter referred to as the "Effective Date" of this Agreement), the Company will employ Mr. Horne as its Chairman of the Board of Directors and Chief Executive Officer (and/or in such other capacity or capacities as may be mutually agreed upon in writing by the Company and Mr. Horne) and Mr. Horne will accept such employment.

          1.3 Duties. As Chairman of the Board of Directors and Chief Executive Officer of the Company, Mr. Horne will have general charge and supervisory control over the Company's business and financial affairs, subject to the authority of the Board of Directors of the Company. During the term of his employment pursuant to this Agreement, Mr. Horne shall perform such additional or other duties as shall be assigned to him by or under the authority of the Board of Directors of the Company, consistent with his position and title.

          1.4 Vacation. During the term of his employment pursuant to this Agreement, Mr. Horne shall be entitled to not less than three (3) months vacation each year.


          1.5 Indemnification. In the absence of proof of bad faith, it is expressly agreed that Mr. Horne shall not be liable for any of his actions, or omissions to act, as an officer, employee or director of the Company or any of its affiliated business organizations, and the Company shall indemnify and hold him harmless against any and all claims of whatever kind by any person arising out of or in any way related to his activities on behalf of, or his position or positions with, the Company or any of its affiliated business organizations. The Company shall also promptly reimburse Mr. Horne for any and all reasonable business expenses incurred by him in connection with any such claim or proceeding (including without limitation reasonable fees and expenses of counsel) provided that Mr. Horne hereby undertakes to repay any such advance made with respect to any claim upon final determination by a court of competent jurisdiction that no indemnification may be paid with respect to such claim under the terms of this Agreement. The foregoing shall be in addition to and not in lieu of any other indemnification or expense reimbursement to which Mr. Horne is entitled.

          1.6 Location. Notwithstanding anything contained in this Agreement to the contrary, Mr. Horne shall not be required, in connection with the performance of his obligations under this Agreement, to relocate permanently from or to any area of the world other than the greater Boston area, provided, however, at Mr. Horne's sole discretion, Mr. Horne shall be entitled to perform his obligations under this Agreement from any geographical location which is in proximity to a major facility of the Company.

          1.7 Term of Employment. The term of Mr. Horne's employment under this Agreement shall be for a period of three (3) years from September 1, 1996 (which is the Effective Date of this Agreement), to and including August 31, 1999, and thereafter shall be automatically renewed for consecutive one-year periods (such three-year period and any subsequent one-year periods or portions thereof during which this Agreement is in effect being referred to hereinafter as the "Term"); provided, however, that if the employment of Mr. Horne is earlier terminated pursuant to the provisions hereof, by Mr. Horne or by the Board of Directors of the Company, the term of his employment under this Agreement shall end with such termination of employment.

     2.   Compensation and Benefits.

          2.1 Compensation. The Company shall pay to Mr. Horne, as compensation for services rendered to the Company, a base salary of Six Hundred Sixty Thousand Dollars ($660,000) (U.S.) per year (such salary, as from time to time increased as hereinafter provided, being referred to hereinafter as the "Base Salary") so long as he is employed by the Company; provided, however, that such Base Salary shall be automatically subject to a percentage increase on each anniversary date of the Effective Date of this Agreement, based on the amount applicable with respect to the year then ended, with such percentage increase determined with reference to the aggregate percentage increase for the preceding twelve months of the Consumer Price Index For All Urban Consumers as published by the United States Department of Labor; and provided further, however, that the Board of Directors may from time to time increase such Base Salary or pay such additional bonuses or other compensation to Mr. Horne as it may in its sole discretion deem appropriate. The Base Salary shall be payable in equal installments at such periodic intervals, not less than monthly, as from time to time are applicable with respect to salaried executive personnel of the Company, and such Base Salary shall be inclusive of all applicable income, social security and other taxes and charges required by law to be withheld by the Company or requested to be withheld by Mr. Horne.

          2.2 Travel and Business Expenses. In addition to the compensation described in Section 2.1, Mr. Horne shall be reimbursed by the Company for all reasonable and necessary travel and other business expenses incurred by him in connection with the performance of his duties hereunder.

          2.3 Additional Benefits. Mr. Horne shall also be entitled to receive all other benefits, for which he is otherwise eligible and qualified, made available from time to time by the Company to its employees having responsibilities similar to those assigned to Mr. Horne and shall be entitled to those additional benefits as are customarily provided to a senior executive employee holding the position or positions held by Mr. Horne (all costs and expenses of which shall be paid by the Company). In addition, the Company hereby acknowledges its obligation to pay to Mr. Horne upon his retirement from the Company an amount equal to Two Hundred Thirty Three Thousand Dollars ($233,000.00), which represents compensation which Mr. Horne deferred prior to the registration of the Company's common stock with the Securities and Exchange Commission.

     3.   Termination of Employment.

          3.1 Termination by the Company. The Board of Directors, acting on behalf of the Company, shall have the right to terminate Mr. Horne's employment with the Company at any time during the Term of this Agreement only upon the occurrence of his willful illegal acts directly relating to the performance of his duties on behalf of the Company hereunder.

          3.2  Termination by Mr. Horne.

               3.2.1   If, as a result of any action  by the Board of Directors,
                    acting on behalf of the Company and without the consent of Mr. Horne, Mr. Horne shall cease to be, or cease to have the responsibilities and duties of, Chairman of the Board of Directors and Chief Executive Officer of the Company without his employment having been terminated pursuant to Section
                    3.1 above, or if Mr. Horne shall be assigned duties which are inconsistent with those previously performed by him hereunder, Mr. Horne shall have the right to terminate his employment with the Company at any time during the Term of this Agreement (including any renewal year as contemplated by Section 1.7) upon thirty (30) days' written notice to the Board of Directors. If and when Mr. Horne terminates his employment pursuant to this Section 3.2.1, the Company shall pay to Mr. Horne a lump sum payment in an amount equal to the greater of (i) the compensation which would have been payable hereunder from the date of termination through the third anniversary hereof had this Agreement been in effect though such date at the rate in effect as of the date of termination or (ii) two years' compensation hereunder at such rate.

               3.2.2   Mr. Horne shall also  have  the  right to  terminate  his
                    employment with the Company at any time during the Term of this Agreement upon thirty (30) days' written notice to the Company.

     4.   Rights on Termination.

     In addition to the Company's other obligations to Mr. Horne hereunder, at the termination of Mr. Horne's employment pursuant to this Agreement, whether by Mr. Horne or by the Board of Directors acting on behalf of the Company, the Company shall pay to Mr. Horne or, if he is not then living, to his beneficiary
(i) any salary accrued to the date of termination and (ii) any additional compensation or benefits to which Mr. Horne or his beneficiary may be entitled. For purposes of this Section 4, the term "beneficiary" shall mean such person or persons as Mr. Horne may from time to time designate in writing to the Company or, in the absence of any such effective designation, the executor or administrator of his estate.

     5.   Miscellaneous Provisions.

          5.1 Entire Agreement. This Agreement constitutes the entire understanding of Mr. Horne and the Company with respect to its subject matter and supersedes any prior agreement or arrangement relative to the terms of Mr. Horne's employment by the Company, including, without limitation, the Existing Employment Agreement dated as of May 1, 1993. No modification or waiver of any provision hereof shall be valid unless made in a writing signed by Mr. Horne and the Company.

          5.2 Governing Law. This Agreement shall be governed by, and construed in accordance with, the laws of the Commonwealth of Massachusetts and shall be deemed to have been made in Massachusetts.

          5.3 Notices All notices and other communications relative to this Agreement shall be deemed to have been duly given if delivered or mailed by U.S. certified mail, postage prepaid, return receipt requested, to the address of the applicable party set forth at the foot of this Agreement or to such other address of which either party may, by U.S. certified mail, postage prepaid, return receipt requested, notify the other party hereto.

          5.4 Assignment; Binding Effect. Neither the Company nor Mr. Horne may make any assignment of this Agreement or any interest therein, by operation of law or otherwise, without the prior written consent of the other party. This Agreement shall inure to the benefit of and be binding upon the Company and Mr. Horne and their respective successors, executors, administrators, heirs and/or permitted assigns.

          5.5 Headings. The headings set forth in this Agreement are for convenience only and shall not be considered part of this Agreement or in any way to limit or amplify the terms and provisions hereof.

          5.6 Payment of Salary. It is expressly agreed by the parties hereto that Mr. Horne's compensation hereunder may be paid by the Company and/or any affiliated business organization of the Company.

          5.7 Waiver. The failure of either party to require the performance of any term or obligation of this Agreement, or the waiver by either party of any breach of this Agreement, shall not prevent subsequent enforcement of such term or obligation or be deemed a waiver of any subsequent breach.

          5.8 Counterparts. More than one counterpart of this Agreement may be executed by the parties hereto, but all of such counterparts taken together shall be deemed to constitute one and the same Agreement.

     IN WITNESS WHEREOF, the Company has caused this Agreement to be executed and delivered and Mr. Horne has duly executed and delivered this Agreement as a sealed instrument as of the date first written above.

ATTEST:                             WATTS INDUSTRIES, INC.


                                    By:
Secretary                           Title:      Compensation Committee Chairman
[Corporate Seal]                    Address:    815 Chestnut Street
                                                North Andover, Mass.  01845




                                    TIMOTHY P. HORNE
                                    Address:    94 Porter Road
                                                Andover, Mass.  01810

                                  EXHIBIT 10.2

                       SUPPLEMENTAL COMPENSATION AGREEMENT


     Supplemental Compensation Agreement made as of the 1st day of September 1996, by and between WATTS INDUSTRIES, INC., a Delaware corporation with its principal place of business in North Andover, Massachusetts (the "Company"), and Timothy P. Horne, an individual residing in Andover, Massachusetts ("Mr. Horne").

                                   WITNESSETH:

     WHEREAS, Mr. Horne has been in the employ of the Company and is now serving the Company as its Chairman of the Board of Directors and Chief Executive Officer;

     WHEREAS, because of Mr. Horne's experience, knowledge of the affairs of the Company, and reputation and contacts in the industry, the Company deems Mr. Horne's continued employment with the Company important for its future growth; and

     WHEREAS, in order to induce Mr. Horne to continue in the employ of the Company pursuant to the terms of an Employment Agreement of even date (the "Employment Agreement"), the Company desires to provide Mr. Horne certain compensation rights to commence following termination of his status as a full time employee of the Company and its subsidiaries.

     NOW, THEREFORE, in consideration of the premises and the mutual promises herein contained and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties agree as follows:

     1. Supplemental Compensation. Commencing on the date on which Mr. Horne shall have ceased to be a full time employee of the Company or any subsidiary thereof (the "Termination Date"), regardless of the reason of such termination (other than a termination of Mr. Horne's employment by reason of death), and continuing until the date of Mr. Horne's death, Mr. Horne shall receive Supplemental Compensation equal on an annual basis to the greater of (a) one-half of the average of Mr. Horne's annual base salary as an employee of the Company during the three years immediately prior to the Termination Date or (b) $400,000; provided, however, that the amount applicable under this clause (b) shall be automatically subject to a percentage increase as of each anniversary of the date hereof, based on the amount applicable under this clause (b) with respect to the year then ended, with such percentage increase determined with reference to the aggregate percentage increase for the preceding twelve months of the Consumer Price Index For All Urban Consumers as published by the United States Department of Labor. Such Supplemental Compensation shall be paid in equal monthly installments payable on the first day of each month, with the first such payment due on the first day of the month following the Termination Date. In the event of Mr. Horne's death, the Company shall make a Supplemental Compensation payment as provided above to Mr. Horne's estate on the first day of the month following the date of Mr. Horne's death, thereby terminating this Agreement and its obligation to make further payments hereunder.

     2. Services of Mr. Horne. Following termination of Mr. Horne's status as an employee of the Company and its subsidiaries (whether full or part time), Mr. Horne hereby agrees to make himself available to serve the Company and its subsidiaries so long as he is physically able to do so, upon request of the Board of Directors, as a consultant and as Chairman of the Board of Directors for a minimum of 300 hours per year commencing on the Termination Date; provided, however, that in no event shall Mr. Horne be required to devote more than 500 hours per year to the performance of services hereunder; and provided further, however, that Mr. Horne's physical inability to perform services hereunder shall not affect or limit the Company's obligation under
          Section 1.


     3. Funding. Nothing contained herein and no action taken pursuant to the provisions hereof shall create or be construed to create a trust of any kind, a fiduciary relationship between the Company and Mr. Horne or any other person, or a security interest of any kind in any property of the Company in favor of Mr. Horne or any other person. The Company shall not be required to purchase, hold or dispose of any investments in order to provide for its obligations hereunder. However, if the Company elects to purchase any such investments, the same shall continue for all purposes to be a part of the general assets of the Company, subject to the claims of its creditors, and no person other than the Company shall by virtue of the provisions of this Agreement or otherwise have any interest in such assets other than an interest as a general creditor. Title to and beneficial ownership of any assets which the Company may acquire to provide for its obligations hereunder shall at all times remain in the Company, and the terms of this Agreement shall not provide Mr. Horne, his estate or any other person any direct proprietary interest therein. Neither Mr. Horne nor any other person shall have the right, by action for specific performance or otherwise, to compel the Company to set aside or actually invest any funds in satisfaction of its obligations hereunder. The sole right of Mr. Horne shall be to receive payments at the times and in the amounts set forth herein.

     4. Alienability. Mr. Horne shall not have any power or right to transfer, assign, anticipate, hypothecate, mortgage, commute, modify or otherwise encumber in advance any rights to payment hereunder, nor shall any of said rights be subject to seizure for the payment of any debts, judgments, alimony or separate maintenance owed by Mr. Horne or any beneficiary, or be transferable by operation of law in the event of bankruptcy or insolvency or for any other reason.

     5. Participation in Other Plans; Prior Agreement. Nothing contained in this Agreement shall be construed to alter, abridge or in any manner affect the rights and privileges of Mr. Horne to participate in and be covered by any pension, profit-sharing, group insurance, bonus or other employee benefit plan which the Company may now or hereafter maintain. The Company hereby agrees that Mr. Horne shall also be entitled to receive all other benefits, for which he is otherwise eligible and qualified, made available from time to time by the Company to its employees, including by way of illustration and not by way of limitation, health, dental, life and disability insurance benefits, so long as he serves as an employee of the Company or any of its subsidiaries.

     6.   Miscellaneous.

          (a) Nothing herein shall affect the rights Mr. Horne has under the Employment Agreement nor restrict the right of Mr. Horne to enter into an agreement or agreements with the Company concerning other terms and conditions of his employment.

          (b) The payments contemplated by this Agreement are not part of any salary reduction plan or any arrangement deferring a lot bonus or salary increase and are being provided in addition to any salary, bonus, or other remuneration provided to Mr. Horne from time to time by the Company. Mr. Horne has no option to take any current payment or bonus in lieu of such payments.

          (c) All notices and other communications relative to this Agreement shall be deemed to have been duly given if delivered or mailed by U.S. certified mail, postage prepaid, return receipt requested, to the address of the applicable party as set forth below or to such other address of which either party may, by U.S. certified mail, postage prepaid, return receipt requested, notify the other party hereto.

          (d) This Agreement shall inure to the benefit of and be binding upon the Company and Mr. Horne and their respective successors, executors, administrators, heirs and/or permitted assigns. This Agreement supersedes and replaces the Supplemental Compensation Agreements between the Company and Mr. Horne dated as of May 1, 1993.

          (e) The headings set forth in this Agreement are for convenience only and shall not be considered part of this Agreement or in any way limit or amplify the terms and provisions hereof.

          (f) Neither this Agreement nor any term hereof may be changed, waived, discharged or terminated other than by an instrument in writing signed by the party against whom enforcement of such change, waiver, discharge or termination is sought.

          (g) More than one counterpart of this Agreement may be executed by the parties hereto, but all of such counterparts taken together shall be deemed to constitute one and the same Agreement.

          (h) This Agreement shall be construed in accordance with and governed by the laws of the Commonwealth of Massachusetts.

     IN WITNESS WHEREOF, the Company has caused this Agreement to be duly executed and its corporate seal affixed, duly attested by its Secretary, and Mr. Horne has hereunto set his hand and seal, as of the date and year first above written.

ATTEST:                            WATTS INDUSTRIES, INC.


                                   By:
Secretary                          Title:      Compensation Committee Chairman
[Corporate Seal]                   Address:    815 Chestnut Street
                                               North Andover, Mass. 01845




                                   TIMOTHY P. HORNE
                                   Address:    94 Porter Road
                                               Andover, Mass.  01810

                                EXHIBIT10.6 (i)

                              AMENDMENT NUMBER ONE

                             WATTS INDUSTRIES, INC.
                     RETIREMENT PLAN FOR SALARIED EMPLOYEES



WHEREAS, Watts Industries, Inc. (the "Sponsoring Employer") established the Watts Industries, Inc. Retirement Plan for Salaried Employees (the "Plan") for the benefit of its employees which was most recently amended and restated effective as of January 1, 1994;

WHEREAS, pursuant to Section 13.01 of the Plan, the Sponsoring Employer reserved the right to amend the Plan; and

WHEREAS, the Sponsoring Employer desires to amend the Plan at the request of the Internal Revenue Service in order to receive a determination letter.

NOW, THEREFORE, the Plan is hereby amended as follows:

1. Section 1.09 is deleted in its entirety and the following inserted in its place:

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

          Effective   January  1,  1989,  in  no  event  shall  a  Participant's
          Compensation taken into account under the Plan for any Plan Year exceed $200,000 ($150,000 for Plan Years commencing on or after January 1, 1994) or such other amount as the Secretary of the Treasury may determine for such Plan Year in accordance with Section 401(a)(17) of the Code. Any change in the dollar amount set forth above as adjusted by the Secretary of the Treasury in accordance with Section 401(a)(17) of the Code shall apply only to Compensation taken into account for Plan Years beginning with the Plan Year in which such change is effective (with the first such adjustment being effective January 1, 1990).

          In determining the Compensation of a Participant for purposes of this dollar limitation, the rules of Section 414(q)(6) of the Code shall apply, except that in applying such rules, the term "family" shall include only the Spouse of the Participant and any lineal descendants of the Participant who have not attained age 19 before the close of such year. If, as a result of applying such rules, the dollar limitation is exceeded, the limitation shall be prorated among the affected family members in proportion to each such individual's Compensation as determined under this Section before application of the dollar limitation.

          Effective January 1, 1989, if Compensation for any Plan Year prior to January 1, 1989 is taken into account in determining an employee's benefit accruing in a Plan Year beginning on or after January 1, 1989, the Compensation for such prior Plan Year is subject to an annual compensation limit of $200,000.

          Effective January 1, 1994, if Compensation for any Plan Year prior to January 1, 1994 is taken into account in determining an employee's benefits accruing in a Plan Year beginning on or after January 1, 1994, the Compensation for such prior Plan Year is subject to an annual compensation limit of $150,000.

     2. Section 2.03 is amended by adding the following subparagraph to the end thereof:

          (f) Solely for purposes of determining whether a Break-in-Service has occurred with respect to Section 2.021, each non-compensated hour during a period of absence from the Employer (i) by reason of the Employee's pregnancy, (ii) by reason of the birth of the Employee's child, (iii) by reason of the placement of a child with the Employee in connection with the adoption of such child by the Employee, or (iv) for purposes of caring for such child for a period beginning immediately following such birth or placement shall be credited to the Employee. For purposes of this subsection (f) the following special rules will apply:

               (i) any Hour of Service credited hereunder with respect to an absence shall be credited (A) only in the Plan Year in which the absence begins, if the Employee would be prevented from incurring a Break-in-Service in such year solely because of Hours of Service credited hereunder for such absence, or (B) in any other case in the immediately following Plan Year;

               (ii) no Hours of Service shall be credited  hereunder  unless the
                    Employee furnishes the Committee with such information as the Committee may reasonably require (in such form and at such time as the Committee may reasonably require) establishing (A) that the absence from work is an absence described hereunder, and (B) the number of days for which the absence lasted;

               (iii)in no  event  shall  more  than  501  Hours  of  Service  be credited to an Employee hereunder for any absence by reason of any one pregnancy or the placement of any one child.

               Hours of  Service  to be  credited  to an  individual  during  an absence described in this Section 2.03(f) above will be determined by the Committee with reference to the individual's most recent normal work schedule; provided that if the Committee cannot so determine the number of Hours to be credited, there shall instead be credited eight (8) Hours of Service for each day of absence.

     3. The last sentence of Section 3.03(b)(ii)(b)(2) is deleted and the following is inserted in its place:

               If such Terminated Participant does not repay such amount, upon his subsequent retirement or other termination of employment his benefit shall be calculated using Benefit Service as defined in
               Section 2.05 provided, however, that Benefit Service prior to January 1, 1987 shall not be included.

     4. Section 4.02 is deleted in its entirety and the following inserted in its place:

               Except as provided below, a Participant who has reached his fifth-fifth birthday and who has completed at least ten years of Service may elect upon written notice to the Committee on an Early Retirement Date which may be the first day of any month subsequent to the date of such election and prior to his Normal Retirement Date.

               Notwithstanding the foregoing, in the case of a Participant who was hired prior to January 1, 1992 (excluding a former participant of the Spence Plan or the Henry Pratt Plan) who has reached his fifty-fifth birthday and who has completed at least five years of Service may elect upon written notice to the Committee an Early Retirement Date which may be the first day of any month subsequent to the date of such election and prior to his Normal Retirement Date.

     5. Section 5.03(c) is deleted in its entirety and the following inserted in its place:

          (c)  Subject to the  provisions of paragraphs (d) and (e) and Sections
               5.031 and 5.04, the annual Normal Retirement Benefit payable to a Participant who retires under the Plan on or after January 1, 1989 and on or after his Normal Retirement Date shall be an amount equal to the greater of (i), (ii), (iii) or (iv) below:

               (i) 1.67% times the Participant's Final Average Compensation less the Maximum Offset Allowance, the result of which is multiplied by his years of Benefit Service (maximum of 25 years);

               (ii) 1.00% times the  Participant's  Final  Average  Compensation multiplied by his years of Benefit Service (maximum of 25 years);

               (iii)the  Participant's  accrued benefit as of March 15, 1990 (or
                    December 31, 1988 if the Participant is a highly compensated employee as defined in Section 414(q)(1)(A) or (B) of the
                    Code);

               (iv) the Participant's  accrued benefit under the Plan determined as of the December 31 preceding the date of determination.

     6. Section 5.03(d) is deleted in its entirety and the following inserted in its place:

          (d) For Participants Who Participated in the Spence Plan on December 31, 1991

               (i) Notwithstanding the foregoing provisions of this Section, with respect to a Participant who participated in the Spence Plan on December 31, 1991 and who retires under this Plan on or after January 1, 1994 and on or after his annual Normal Retirement Date, his annual Normal Retirement Benefit shall equal the sum of (A) and (B) but in no event less than (C) where:

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

                         The amount of the benefit calculated in accordance with this paragraph (d) (i) (A) shall be actuarially increased to reflect the change in the normal form of benefit payment from a 5 year certain and continuous annuity to a single life annuity.

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

                    (2) 1.00% of the Participant's Final Average Compensation multiplied by his years of benefit service earned under the Spence Plan on and after January 1, 1987 but prior to January 1, 1992 and his years of Benefit Service earned on and after January 1, 1992 under the Plan (up to a maximum of 25 years).

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

               (C)  is equal to the greater of (1) or (2) below:

                    (1)  the   Actuarial   Equivalent   of   the   Participant's
                         Accumulated Contributions Account.

                    (2) the Participant's accrued benefit determined under the Spence Plan as of December 31, 1991.

7. Section 5.032 is deleted in its entirety and the following inserted in its place:

          5.032 ACCRUED BENEFIT

     To determine a Participant's accrued benefit under Section 5.03(a) and (b) at any time prior to his Normal Retirement Date, there shall first be determined the amount of Normal Retirement Benefit that the Participant would have received if he had remained in the employ of the Employer to his Normal Retirement Date but based on his Final Average Compensation and Social Security Benefit as of the date such benefit is being determined. Such amount shall be multiplied by a fraction in which the numerator is the number of years of Benefit Service (including fractions thereof) that the Participant has completed and the denominator is the number of years of Benefit Service (including fractions thereof) that the Participant would have completed if he had remained in the employ of the Employer to his Normal Retirement Date.

     A Participant's accrued benefit under Section 5.03(c), (d) and (e) is the benefit as defined under Section 5.03(c), (d) or (e) based on Final Average Compensation and Benefit Service as of the date the accrued benefit is being determined.

     Notwithstanding the above, in the case of a Participant whose Compensation for a Plan Year beginning prior to January 1, 1994 exceeded $150,000, such Participant's accrued benefit shall not be less than his accrued benefit determined as of December 31, 1993.

8.   Section 5.08 is deleted in its entirety and is reserved for future use.

9. Sections 6.021(a) and (b) are deleted in their entirety and the following inserted in their place:

     (a) The amount of a deferred vested benefit payable to a Terminated Participant under Section 6.02(a) shall be equal to his accrued benefit as determined under Section 5.032. Notwithstanding the foregoing, the amount of deferred vested benefit payable to a Terminated Participant who was an Employee on January 1, 1979 shall in no event be less than his accrued benefit determined in accordance with the provisions of Section 5.031.

     (b) The amount of a deferred vested benefit payable to a Terminated Participant under Section 6.02(b) shall not be less than the Actuarial Equivalent of the balance in his Accumulated Contribution Account, if any.

10. Section 6.022(a) is deleted in its entirety and the following is inserted in its place:

     (a)  A Terminated  Participant  entitled to a Vested  Benefit under Section
          6.02 may elect to have such benefit commence at any time after he is eligible to elect an Early Retirement Date pursuant to Section 4.02. In such case and subject to the provisions of paragraph (b) below, his benefit shall be computed as in Section 6.021, but shall be reduced by 5/9 of 1% for each of the first sixty (60) months by which his Benefit Commencement Date precedes his Normal Retirement Date, and by 5/18 of 1% for each month thereafter, if any, by which his Benefit Commencement Date precedes his Normal Retirement Date.

11. Section 9.021 is deleted in its entirety and the following is inserted in its place:

     "If benefits are payable on account of the same period of employment with the Employer or an Affiliated Employer, under this Plan and another qualified defined benefit plan toward which the Employer contributes (or has contributed), the benefits payable under this Plan on account of such period shall be reduced by the Actuarial Equivalent of any benefit payable to him under such other plan calculated in the same form and manner as is the benefit payable under this Plan on account of the same period of Service. However, if such other Plan provides for a similar reduction of benefits, then this Section shall be disregarded with respect to an Eligible Employee whose most recent period of participation in this Plan is earlier than his most recent period of participation in such other plan."

12. The last sentence of Section 9.04 is deleted and the following inserted in its place: "His accrued benefit as determined under Section 5.032 shall be reduced by the Actuarial Equivalent of the benefit payable to him under any Watts Fluidair Co. plan calculated in the same form and manner as the benefit payable under this Plan.

13. Section 15.03 is amended by adding the following subparagraphs to the end thereof:

     (d) In any Plan Year in which the Plan is top heavy but not super top heavy (substituting 90% for 60% in subparagraph(a) above), Section 5.041(d)(ii) shall be applied by substituting "100%" for "125%" unless the Sponsoring Employer amends subparagraph (b)(i) above by substituting "3%" for "2%" therein.

     (e) In any Plan Year in which the Plan is super top heavy, the factor of "125%" shall be changed to "100%" in Section 5.041(d)(ii).

14. Section 16.02(a) is deleted in its entirety and the following inserted in its place:

     (a) In the event that the Commissioner of Internal Revenue(or his or her delegate) determines that the Plan is not initially qualified under the Code, any Employer contributions made to the Plan shall be returned to the Employer within one year after the date the initial qualification is denied, provided application for qualification is made by the time prescribed by law for filing the Employer's return for the fiscal year in which the Plan is adopted, or such later date as the Secretary of the Treasury may prescribe.


     IN WITNESS WHEREOF, Watts Industries, Inc. has caused this Amendment to be executed by its authorized officer this day of , 1996.

                                         WATTS INDUSTRIES, INC.

                                         By:

                               EXHIBIT 10.6 (ii)

                              AMENDMENT NUMBER TWO

                             WATTS INDUSTRIES, INC.
                     RETIREMENT PLAN FOR SALARIED EMPLOYEES


WHEREAS, Watts Industries, Inc. (the "Sponsoring Employer") established the Watts Industries, Inc. Retirement Plan for Salaried Employees (the "Plan") which was amended and restated effective as of January 1, 1994;

WHEREAS, pursuant to Section 13.01 of the Plan, the Sponsoring Employer reserved the right to amend the Plan;

WHEREAS, the Sponsoring Employer desires to amend the Plan effective October 1, 1995 to reflect the merger of the Jameco Industries, Inc. Pension Plan; and

WHEREAS, the Sponsoring Employer desires to amend Section 5.04 and the definition of the term "Actuarial Equivalent" of the Plan effective October 1, 1995 as permitted by the Retirement Protection Act of 1994.

NOW, THEREFORE, the Plan is hereby amended as follows:

1. Section 1.02 is deleted in its entirety and the following is inserted in its place:

     "1.02"Actuarial Equivalent" or any term of similar import, wherever used in the Plan, means a benefit of equivalent value determined as follows:

          (a) For purposes of Section 15.02(e) and 5.04(e), the Actuarial Equivalent will be determined using a 5% interest rate and the UP-1984 Mortality Table for employees and the UP-1984 Mortality Table set back three years for beneficiaries;

          (b) For purposes of Section 5.04, the Actuarial Equivalent will be determined using the interest rate on 30-year Treasury Constant Maturities for November of the Plan Year prior to the Plan Year of distribution and using mortality based on a fixed blend of 50 percent of the male mortality rates and 50 percent of the female mortality rates from the 1983 Group Annuity Mortality Table.

          (c)  For purposes of Section  5.021,  5.051,  8.02,  8.03,  8.04,  and
               15.03(b), the Actuarial Equivalent will be determined using a 7% interest rate and the UP-1984 Mortality Table for employees and the UP-1984 Mortality Table set back three years for beneficiaries;

          (d) For purposes of Section 8.05, the Actuarial Equivalent will be determined as follows:

               (i) prior to October 1, 1995, by using the rates and mortality table described in (c) above, except that the interest rate for immediate annuities set by the Pension Benefit Guaranty Corporation for the month of payment will be used; and

               (ii) for distributions  made during the period commencing October
                    1, 1995 and ending December 31, 1995 by using mortality rates based on a fixed blend of 50% of the male mortality rates and 50% of the female mortality rates from the 1983 Group Annuity Mortality Table and by using an interest rate specified in (A) or (B), whichever results in a greater benefit:

                    (A)  the  interest   rate  on  30-year   Treasury   Constant
                         Maturities for the month of November, 1994 or

                    (B) the interest rate on 30-year Treasury Constant Maturities for the month which is two months prior to the month in which the Participant's date of termination occurs;

               (iii)for distributions  made during the period commencing January
                    1, 1996 and ending September 30, 1996, by using mortality rates based on a fixed blend of 50% of the male mortality rates and 50% of the female mortality rates from the 1983 Group Annuity Mortality Table and by using an interest rate specified in (C) or (D) whichever results in a greater benefit:

                    (C)  the  interest   rate  on  30-year   Treasury   Constant
                         Maturities for the month of November, 1995 or

                    (D)  the  interest   rate  on  30-year   Treasury   Constant
                         Maturities for the month in which the Participant's date of termination occurs;

               (iv) for distributions  made on or after October 1, 1996 by using mortality rates based on a fixed blend of 50% of the male mortality rates and 50% of the female mortality rates from the 1983 Group Annuity Mortality Table and by using the interest rate on 30-year Treasury Constant Maturities for the month of November prior to the Plan Year of distribution.

          (e) For purposes of Section 12.01 (except as provided in (g) below), the Actuarial Equivalent will be determined as follows:

               (i) for distributions made prior to October 1, 1995, by using the interest rate and mortality table described in (c) above, except for lump sum payments the interest rate for immediate annuities set by the Pension Benefit Guaranty Corporation for the month of payment will be used;

               (ii) for distributions  made during the period commencing October
                    1, 1995 and ending December 31, 1995 by using mortality rates based on a fixed blend of 50% of the male mortality rates and 50% of the female mortality rates from the 1983 Group Annuity Mortality Table and by using an interest rate specified in (A) or (B), whichever results in a greater benefit:

                    (A)  the  interest   rate  on  30-year   Treasury   Constant
                         Maturities for the month of November, 1994 or

                    (B) the interest rate on 30-year Treasury Constant Maturities for the month which is two months prior to the month in which the Participant's date of termination occurs;

               (iii)for distributions  made during the period commencing January
                    1, 1996 and ending September 30, 1996, by using mortality rates based on a fixed blend of 50% of the male mortality rates and 50% of the female mortality rates from the 1983 Group Annuity Mortality Table and by using an interest rate specified in (C) or (D) whichever results in a greater benefit:

                    (C)  the  interest   rate  on  30-year   Treasury   Constant
                         Maturities for the month of November, 1995 or

                    (D)  the  interest   rate  on  30-year   Treasury   Constant
                         Maturities for the month in which the Participant's date of termination occurs;

               (iv) for distributions  made on or after October 1, 1996 by using mortality rates based on a fixed blend of 50% of the male mortality rates and 50% of the female mortality rates from the 1983 Group Annuity Mortality Table and by using the interest rate on 30-year Treasury Constant Maturities for the month of November prior to the Plan Year of distribution.

          (f)  For purposes of Article 13 and Section  14.02(b),  the  Actuarial
               Equivalent   will  be  determined  as  specified  in  regulations
               promulgated by the Pension Benefit Guaranty Corporation."

2. Sections 5.04(e), (f) and (g) are hereby deleted and the following inserted in their place:

          "(e) If the benefit payable to a Participant commences prior to the Participant's Social Security Retirement Age, but on or after the date he attains age 62, the maximum annual amount determined under paragraph (a)(i) above shall be reduced as follows:

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

               If the benefit payable to a Participant commences before age 62, the maximum annual amount determined under paragraph (a)(i) above shall be reduced in accordance with applicable regulations, so that it is the Actuarial Equivalent of such amount as applied to a benefit beginning at age 62. For purposes of this paragraph, the Actuarial Equivalent shall be determined as follows:

               (iii)if the benefit  payable to a Participant  is not in the form of a single life annuity or a Spouse Joint and Survivor Annuity then the Actuarial Equivalent shall be determined using the rates in (A) or (B), whichever results in the lesser benefit:

                    (A) the interest rate specified in Section 1.02(b) and the mortality rate specified in Section 1.02(b); or

                    (B) the interest rate specified in Section 1.02(a) and the mortality rate specified in Section 1.02(a).

               (iv) if the benefit  payable to the Participant is in the form of a single life annuity or a Spouse Joint and Survivor Annuity, then the Actuarial Equivalent shall be determined using the rates in (C) or (D), whichever results in the lesser benefit:

                    (C)  a 5% interest rate and the mortality  rate specified in
                         Section 1.02(b); or

                    (D)  the  interest  rate and  mortality  rate  specified  in
                         Section 1.02(a).

          (f) If the payment of benefits to a Participant commences after his Social Security Retirement Age, the maximum annual amount determined under paragraph (a)(i) above shall be increased so that it is the Actuarial Equivalent of a $90,000 benefit multiplied by the adjustment factor specified in paragraph (e) above, and payable in the normal form at the Participant's Social Security Retirement Age. For purposes of this paragraph, the Actuarial Equivalent shall be determined using an interest rate equal to 5% and the mortality rate specified in Section 1.02(b).

          (g) The annual benefit is a retirement benefit under the Plan which is payable annually in the form of a single life annuity. If the benefit payable to a Participant is not in the form of a single life annuity nor in the form of a Spouse Joint and Survivor Annuity, then the maximum annual amount determined under paragraph (a) above shall be reduced in accordance with the applicable regulations so that it is the Actuarial Equivalent of such amount as payable in the normal form. The interest rate and mortality assumptions used to determine the Actuarial Equivalent will be the rates specified in Section 1.02(b)."

3. The Plan is hereby amended by adding the provisions contained in Part B attached hereto.

IN WITNESS WHEREOF, Watts Industries, Inc. has caused this instrument to be executed by its authorized officer and its seal affixed this __________ day of __________, 1996.


                                               WATTS INDUSTRIES, INC.

                                               By:

                               EXHIBIT 10.6 (iii)

                             AMENDMENT NUMBER THREE

                             WATTS INDUSTRIES, INC.

                     RETIREMENT PLAN FOR SALARIED EMPLOYEES


WHEREAS, Watts Industries, Inc. (the "Sponsoring Employer") established the Watts Industries, Inc. Retirement Plan for Salaried Employees (the "Plan") which was amended and restated effective as of January 1, 1994;

WHEREAS, pursuant to Section 13.01 of the Plan effective January 1, 1996, the Sponsoring Employer reserved the right to amend the Plan; and

WHEREAS, the Sponsoring Employer desires to amend the Plan effective January 1, 1996 to include employees of Anderson-Barrows Metal Corporation and to amend the definition of "Compensation" to include amounts deferred under the Management Stock Purchase Plan.

NOW, THEREFORE, the Plan is hereby amended as follows:

1. Section 1.16 is amended by adding the following sentence to the end thereof:

     "As  of  January  1,  1996,  "Employer"  includes   Anderson-Barrows  Metal
     Corporation and as of __________, 1996, "Employer" includes Webster Valve, Inc."

2. Section 3.01 is amended by adding the following subparagraph (ix) to subsection (b) thereof:

          "(ix)Effective    January   1,   1996   an   Eligible    Employee   of
               Anderson-Barrows Metal Corporation shall be eligible to join the Plan on the first day of the month coinciding with or next following the date on which he attains age 21 and completes one year of Service. Subject to the rules of the Plan, service with Anderson-Barrows Metal Corporation prior to January 1, 1996 shall be recognized for vesting and eligibility purposes. Service for benefit accrual purposes shall begin on or after January 1, 1996."

3. Section 1.19 is amended by adding the following sentence to the end thereof:

     "With respect to Employees of Anderson-Barrows Metal Corporation, "Service" for purposes of calculating Final Average Earnings shall include service with Anderson-Barrows Metal Corporation prior to January 1, 1996."

4. Section 1.09 is deleted in its entirety and the following inserted in its place:

     1.09 "Compensation" shall mean the total compensation payable to an Employee by the Employer and reportable to the Federal Government for income tax purposes on Form W-2, or any form prescribed by the Internal Revenue Service to take its place, excluding stock option rights.

          Compensation also includes (1) amounts deferred under the Management Stock Purchase Plan and (2) contributions made on behalf of an Employee by the Employer pursuant to a salary deferral agreement under
          Section 401(k) of the Code and/or a salary reduction agreement pursuant to a cafeteria plan established under Section 125 of the Code.

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

          In determining the Compensation of a Participant for purposes of this dollar limitation, the rules of Section 414(q)(6) of the Code shall apply, except that in applying such rules, the term "family" shall include only the Spouse of the Participant and any lineal descendants of the Participant who have not attained age 19 before the close of such year. If, as a result of applying such rules, the dollar limitation is exceeded, the limitation shall be prorated among the affected family members in proportion to each such individual's Compensation as determined under this Section before application of the dollar limitation."

          For   purposes  of  Section   1.19,   Compensation   shall  also  mean
          compensation paid by Anderson-Barrows, Inc. prior to January 1, 1996.


IN WITNESS WHEREOF, Watts Industries, Inc. has caused this instrument to be executed by its authorized officer and its seal affixed this __________ day of __________, 1996.

                                            WATTS INDUSTRIES, INC.

                                            By:

                               EXHIBIT 10.13 (I)

                    AMENDMENT NO. 1 TO THE LETTER OF CREDIT,
                      REIMBURSEMENT AND GUARANTY AGREEMENT


     THIS AMENDMENT NO. 1 TO THE LETTER OF CREDIT, REIMBURSEMENT AND GUARANTY AGREEMENT, dated as of August 1, 1996, by and among SPENCE ENGINEERING COMPANY, INC., a Delaware corporation (the "Borrower"), WATTS INDUSTRIES, INC., a Delaware corporation (the "Guarantor") and FIRST UNION NATIONAL BANK OF NORTH CAROLINA, a national banking association organized and existing under the laws of the United States with its principal offices located in Charlotte, North Carolina (the "Bank");


                              W I T N E S S E T H:


     WHEREAS, the Borrower, the Guarantor and the Bank have previously entered into the Letter of Credit, Reimbursement and Guaranty Agreement, dated as of June 1, 1994 (the "Agreement"), pursuant to which the Bank has issued its irrevocable letter of credit, dated June 17, 1994; and

     WHEREAS, the Borrower, the Guarantor and the Bank now desire to amend certain provisions of the Agreement;

     NOW,  THEREFORE,  in  consideration  of  the  premises,   mutual  covenants
hereinafter contained and other good and valuable consideration, the Borrower, the Guarantor and the Bank do hereby amend the Agreement as follows:

     Section 1. Article I of the Agreement Amended. Article I of the Agreement is hereby amended by inserting the following at the end of said Article I:

     1.54. "Capital Assets" means fixed assets, both tangible (such as land, buildings, fixtures, machinery and equipment) and intangible (such as patents, copyrights, trademarks, franchises and good will); provided that Capital Assets shall not include any item customarily charged directly or indirectly to expense or depreciated over a useful life of twelve (12) months or less in accordance with generally accepted accounting principles.

     1.55. "Capital Expenditures" means amounts paid or indebtedness incurred by the Guarantor, the Borrower or any of their Subsidiaries in connection with the purchase or lease by the Guarantor, the Borrower or any of their Subsidiaries of Capital Assets that would be required to be capitalized and show on the balance sheet of such Person in accordance with generally accepted accounting principles.

     1.56. "Capitalized Leases" means leases under which the Guarantor or the Borrower or the Subsidiaries is the lessee or obligor, the discounted future rental payment obligations under which are required to be capitalized on the balance sheet of the lessee or obligor in accordance with generally accepted accounting principles.


     1.57. "Consolidated Total Interest Expense" means for any period, the aggregate amount of interest required to be paid or accrued by the Guarantor and the Borrower and the Subsidiaries during such period on all Indebtedness of the Guarantor and the Borrower and the Subsidiaries outstanding during all or any part of such period, whether such interest was or is required to be reflected as an item of expense or capitalized, including payments consisting of interest in respect of Capitalized Leases and plus, without duplication, commitment fees, agency fees, facility fees, balance deficiency fees and similar fees or expenses in connection with the borrowing of money.

     1.58. "Consolidated Worth" means all assets of the Guarantor and the Borrower and the Subsidiaries determined on a consolidated basis in accordance with generally accepted accounting principles minus Consolidated Total Liabilities and minus in the extent otherwise includable to the computation of Consolidated Worth, any subscriptions receivable for the purchase of capital stock.

     1.59. "Earnings Before Interest, Taxes, Depreciation and Amortization" means the Consolidated Net Income (deficit) of the Guarantor and the Borrower and the Subsidiaries for any period, after all expenses and other proper charges but before payment or provision for any income taxes or interest expense for such period, plus depreciation and amortization for such period, determined in accordance with generally accepted accounting principles.

     1.60. "Fixed Charge Coverage Ratio" means for any period, the ratio of (i) the result of (A) Earnings Before Interest, Taxes, Depreciation and
     Amortization minus (B) Capital Expenditures, to (ii) the sum of (A) Consolidated Total Interest Expense (without duplication of any interest taken into account in the computation of the Fixed Charge Coverage Ratio in any prior period) plus (B) current maturities of long term Indebtedness due and payable during such period in accordance with generally accepted accounting principles, in each case for the Guarantor and the Borrower and the Subsidiaries on a consolidated basis for such period.

     1.61. "Restructuring Charges" means any restructuring charge taken by the Borrower, the Guarantor or other Subsidiaries of the Guarantor in the Guarantor's fiscal year ending June 30, 1996 in connection with (i) Financial Accounting Standards Board Statement No. 121 or (ii) the
     restructuring, downsizing, and consolidation of the operations of the Borrower, the Guarantor or other Subsidiaries of the Guarantor, including but not limited to, the consolidation of the selling, general and administrative functions and the closure of certain manufacturing facilities of the Borrower, the Guarantor or other Subsidiaries of the Guarantor, provided, however, that the amount of the Restructuring Charges shall not exceed $95,000,000 after giving effect to any tax benefits. All Restructuring Charges will be incurred and/or paid according to generally accepted accounting principles.

     1.62. "Total Funded Debt" means the principal amount of Indebtedness for borrowed money (including obligations under Capitalized Leases allocable to principal) of the Guarantor and its Subsidiaries on a consolidated basis."

     Section 2. Article I of the Agreement Further Amended. Article I of the Agreement is further amended by deleting the terms "Consolidated Net Income" and "Indebtedness" in their entirety and by inserting in lieu thereof the following:

     1.10. "Consolidated Net Income" means the consolidated net income (or deficit) of the Guarantor, the Borrower and their Subsidiaries, after deduction of all expenses, taxes and other proper charges, determined in accordance with generally accepted accounting principles, after eliminating therefrom all extraordinary nonrecurring items of income or loss.

     1.27. "Indebtedness" means all obligations, contingent and otherwise, that in accordance with generally accepted accounting principles should be classified upon the obligors balance sheet as liabilities, or to which reference should be made by footnotes thereto, including in any event and whether or not so classified: (i) all debt and similar monetary obligation, whether direct or indirect, including, without limitation, Capitalized Lease obligations; (ii) all liabilities secured by any mortgage, pledge, security interest, lien, charge or other encumbrance existing on property owned or acquired subject thereto, whether or not the liability secured thereby shall have been assumed; and (iii) all guarantees, endorsements and other contingent obligations whether direct or indirect in respect of indebtedness of others, including any obligation to supply funds to or in any manner to invest in, directly or indirectly, the debtor, to purchase indebtedness, or to assure the owner of indebtedness against loss, through an agreement to purchase goods, supplies, or services for the purpose of enabling the debtor to make payment of the indebtedness held by such owner or otherwise, and the obligations to reimburse the issuer in respect of any letters or credit, whether drawn or undrawn, to the extent not duplicative of the Indebtedness secured by such letters of credit.

     Section 3. Section 7.3 of the Agreement Amended. Section 7.3 of the Agreement is hereby amended by deleting in its entirety said Section 7.3 of the Agreement and inserting in lieu of the following:

     "7.3. Sale of Assets, Dissolution, Etc. Neither the Guarantor nor the Borrower nor the Subsidiaries will become a party to or agree to or effect any dispositions of assets (including capital stock), other than (i) the sale of inventory and obsolete equipment in the ordinary course of business, consistent with past practices, or (ii) prior to the occurrence of a Default or Event of Default, the disposition or sale of assets, in one or more arms-length transactions, having a cumulative aggregate sales price not to exceed (A) in any fiscal year of the Guarantor, $100,000,000, and
     (B) in the aggregate from August 30, 1994, $150,000,000; provided that, the value as of the date of disposition of any non-cash assets received by the Guarantor, the Borrower and the Subsidiaries in payment of any portion of the purchase price shall be equal to the fair market value of such assets."

     Section 4. Section 7.5 of the Agreement Amended. Section 7.5 of the Agreement is hereby amended by deleting in its entirety said Section 7.5 of the Agreement and inserting in lieu of the following:

     "7.5. Leverage Ratio. Neither the Borrower nor the Guarantor will permit the ratio of (i) Total Funded Debt to (ii) the sum of (A) Total Funded Debt plus (B) Consolidated Worth on any date (a "Test Date") occurring during any period described in the table set forth below to exceed the ratio set forth opposite the period in the table below in which such Test Date occurs:

           Period                                               Ratio
           ------                                               -----
           August 1, 1994 - December 31, 1995                   0.40:1.00
           January 1, 1996 - June 30, 1997                      0.45:1.00
           July 1, 1997 - June 30, 1998                         0.42:1.00
           July 1, 1998 and thereafter                          0.40:1.00"

     Section 5. Section 7.6 of the Agreement Amended. Section 7.6 of the Agreement is hereby amended by deleting in its entirety said Section 7.6 of the Agreement and inserting in lieu of the following:

     "7.6. Fixed-Charge Coverage Ratio. Neither the Borrower nor the Guarantor will permit the Fixed Charge Coverage Ratio for any period of four consecutive fiscal quarters of the Guarantor to be less than 3.00:1.00; provided, however, that all Restructuring Charges shall be excluded from the calculation of Earnings Before Interest, Taxes, Depreciation and Amortization for purposes of determining the Fixed Charge Coverage Ratio only."

     Section 6. Section 7.8 of the Agreement Amended. Section 7.8 of the Agreement is hereby amended by deleting in its entirety said Section 7.8 of the Agreement and inserting in lieu of the following:

     "7.8. Consolidated Worth. The Guarantor will not permit at any time Consolidated Worth to be less than the sum of (a) $295,000,000 plus (b) on a cumulative basis, 50% of positive Consolidated Net Income for each full fiscal year of the Guarantor subsequent to June 30, 1996. Increases pursuant to clause (b), if any, shall be effective on the first day after the end of each such fiscal year."

     Section 7. Effect of Modification and Amendment of Agreement. The Agreement shall be deemed to be modified and amended in accordance with the provisions of this Amendment No. 1 to the Agreement and the respective rights, duties and obligations of the Borrower, the Guarantor and the Bank under the Agreement shall remain to be determined, exercised and enforced under the Agreement subject in all respects to such modifications and amendments in writing, and all the terms and conditions of this Amendment No. 1 to the Agreement shall be part of the terms and conditions of the Agreement for any and all purposes. All the other terms of the Agreement shall continue in full force and effect subject to the amendments set forth herein.

     Section 8. Representations and Warranties. The Borrower and the Guarantor each represent and warrant to the Bank as follows:

     (a) Representations and Warranties in Agreement. The representations and warranties of the Borrower and the Guarantor contained in the Agreement (i) were true and correct when made, and (ii) after giving effect to this Amendment No. 1, continue to be true and correct on the date hereof (except to the extent of changes resulting from transactions contemplated or permitted by the Agreement, as amended hereby, and changes occurring in the ordinary course of business that singly or in the aggregate are not materially adverse, and to the extent that such representations and warranties relate expressly to an earlier date).

     (b) Authority. The execution and delivery by each of the Borrower and the Guarantor of this Amendment No. 1 and the performance by each of the Borrower and the Guarantor of all of its respective agreements and obligations under this Amendment No. 1 are within its corporate authority, have been duly authorized by all necessary corporate action and do not and will not: (i) contravene any provision of its charter documents or any amendment thereof; (ii) conflict with, or result in a breach of any material term, condition or provision of, or constitute a default under or result in the creation of any mortgage, lien, pledge, charge, security interest or other encumbrance upon any of its property under any agreement, deed of trust, indenture, mortgage or other instruments to which it is a party or by which any of its properties are bound including, without limitation, any of the Other Agreements; (iii) violate or contravene any provision of any law, statute, rule or regulation to which the Borrower or the Guarantor is subject or any decree, order or judgment of any court or governmental or regulatory authority, bureau, agency or official applicable to the Borrower or the Guarantor; (iv) require any waivers, consents or approvals by any of its creditors which have not been obtained; or (v) require any approval, consent, order, authorization or license by, or giving notice to, or taking any other action with respect to, any governmental or regulatory authority or agency under any provision of any law, except (A) those actions which have been taken or will be taken prior to the date of execution of this Amendment No. 1 and (B) filings with the Securities and Exchange Commission to be made on or prior to May 15, 1996.

     (c) Enforceability of Obligations. This Amendment No. 1 and the Agreement, as amended hereby, constitute the legal, valid and binding obligations of the Borrower and the Guarantor enforceable against the Borrower and the Guarantor in accordance with their respective terms, provided that: (i) enforcement may be limited by applicable bankruptcy, insolvency, reorganization, moratorium or similar laws of general application affecting the rights and remedies of creditors; and (ii) the availability of the remedies of specific performance and injunctive relief may be subject to the discretion of the court before which any proceedings for such remedies may be brought.

     Section 9. Counterparts. This Amendment No. 1 to the Agreement may be executed in any number of counterparts, each of which shall be deemed to be an original, but all of which together shall constitute one and the same instrument.

     IN WITNESS WHEREOF, the Borrower, the Guarantor and the Bank have caused this Amendment No. 1 to the Agreement to be executed in their respective names and their respective seals to be hereunto affixed and attested by their duly authorized representatives, all as of the date first above written.


                               THE BORROWER:

                               SPENCE ENGINEERING COMPANY, INC.


                               By:__________________________________
                                  Title:



                               THE GUARANTOR:

                               WATTS INDUSTRIES, INC.


                               By:__________________________________
                                  Title:

                               THE BANK:

                               FIRST UNION NATIONAL BANK OF NORTH CAROLINA


                               By:_______________________________
                                  Title:




ATTEST:



______________________________
Title:


(Corporate Seal)

                               EXHIBIT 10.16 (I)

                    AMENDMENT NO. 1 TO THE LETTER OF CREDIT,
                      REIMBURSEMENT AND GUARANTY AGREEMENT


     THIS AMENDMENT NO. 1 TO THE LETTER OF CREDIT, REIMBURSEMENT AND GUARANTY AGREEMENT, dated as of August 1, 1996, by and among LESLIE CONTROLS, INC., a New Jersey corporation (the "Borrower"), WATTS INDUSTRIES, INC., a Delaware corporation (the "Guarantor") and FIRST UNION NATIONAL BANK OF NORTH CAROLINA, a national banking association organized and existing under the laws of the United States with its principal offices located in Charlotte, North Carolina (the "Bank");


                              W I T N E S S E T H:


     WHEREAS, the Borrower, the Guarantor and the Bank have previously entered into the Letter of Credit, Reimbursement and Guaranty Agreement, dated as of July 1, 1994 (the "Agreement"), pursuant to which the Bank has issued its irrevocable letter of credit, dated August 4, 1994; and

     WHEREAS, the Borrower, the Guarantor and the Bank now desire to amend certain provisions of the Agreement;

     NOW,  THEREFORE,  in  consideration  of  the  premises,   mutual  covenants
hereinafter contained and other good and valuable consideration, the Borrower, the Guarantor and the Bank do hereby amend the Agreement as follows:

     Section 1. Article I of the Agreement Amended. Article I of the Agreement is hereby amended by inserting the following at the end of said Article I:

     1.54. "Capital Assets" means fixed assets, both tangible (such as land, buildings, fixtures, machinery and equipment) and intangible (such as patents, copyrights, trademarks, franchises and good will); provided that Capital Assets shall not include any item customarily charged directly or indirectly to expense or depreciated over a useful life of twelve (12) months or less in accordance with generally accepted accounting principles.

     1.55. "Capital Expenditures" means amounts paid or indebtedness incurred by the Guarantor, the Borrower or any of their Subsidiaries in connection with the purchase or lease by the Guarantor, the Borrower or any of their Subsidiaries of Capital Assets that would be required to be capitalized and show on the balance sheet of such Person in accordance with generally accepted accounting principles.

     1.56. "Capitalized Leases" means leases under which the Guarantor or the Borrower or the Subsidiaries is the lessee or obligor, the discounted future rental payment obligations under which are required to be capitalized on the balance sheet of the lessee or obligor in accordance with generally accepted accounting principles.


     1.57. "Consolidated Total Interest Expense" means for any period, the aggregate amount of interest required to be paid or accrued by the Guarantor and the Borrower and the Subsidiaries during such period on all Indebtedness of the Guarantor and the Borrower and the Subsidiaries outstanding during all or any part of such period, whether such interest was or is required to be reflected as an item of expense or capitalized, including payments consisting of interest in respect of Capitalized Leases and plus, without duplication, commitment fees, agency fees, facility fees, balance deficiency fees and similar fees or expenses in connection with the borrowing of money.

     1.58. "Consolidated Worth" means all assets of the Guarantor and the Borrower and the Subsidiaries determined on a consolidated basis in accordance with generally accepted accounting principles minus Consolidated Total Liabilities and minus in extent otherwise includable to the computation of Consolidated Worth, any subscriptions receivable for the purchase of capital stock.

     1.59. "Earnings Before Interest, Taxes, Depreciation and Amortization" means the Consolidated Net Income (or deficit) of the Guarantor and the Borrower and the Subsidiaries for any period, after all expenses and other proper charges but before payment or provision for any income taxes or interest expense for such period, plus depreciation and amortization for such period, determined in accordance with generally accepted accounting principles.

     1.60. "Fixed Charge Coverage Ratio" means for any period, the ratio of (i) the result of (A) Earnings Before Interest, Taxes, Depreciation and
     Amortization minus (B) Capital Expenditures, to (ii) the sum of (A) Consolidated Total Interest Expense (without duplication of any interest taken into account in the computation of the Fixed Charge Coverage Ratio in any prior period) plus (B) current maturities of long term Indebtedness due and payable during such period in accordance with generally accepted accounting principles, in each case for the Guarantor and the Borrower and the Subsidiaries on a consolidated basis for such period.

     1.61. "Restructuring Charges" means any restructuring charge taken by the Borrower, the Guarantor or other Subsidiaries of the Guarantor in the Guarantor's fiscal year ending June 30, 1996 in connection with (i) Financial Accounting Standards Board Statement No. 121 or (ii) the
     restructuring, downsizing, and consolidation of the operations of the Borrower, the Guarantor or other Subsidiaries of the Guarantor, including but not limited to, the consolidation of the selling, general and administrative functions and the closure of certain manufacturing facilities of the Borrower, the Guarantor or other Subsidiaries of the Guarantor, provided, however, that the amount of the Restructuring Charges shall not exceed $95,000,000 after giving effect to any tax benefits. All Restructuring Charges will be incurred and/or paid according to generally accepted accounting principles.

     1.62. "Total Funded Debt" means the principal amount of Indebtedness for borrowed money (including obligations under Capitalized Leases allocable to principal) of the Guarantor and its Subsidiaries on a consolidated basis."

     Section 2. Article I of the Agreement Further Amended. Article I of the Agreement is further amended by deleting the terms "Consolidated Net Income" and "Indebtedness" in their entirety and by inserting in lieu thereof the following:

     1.10. "Consolidated Net Income" means the consolidated net income (or deficit) of the Guarantor, the Borrower and their Subsidiaries, after deduction of all expenses, taxes and other proper charges, determined in accordance with generally accepted accounting principles, after eliminating therefrom all extraordinary nonrecurring items of income or loss.

     1.27. "Indebtedness" means all obligations, contingent and otherwise, that in accordance with generally accepted accounting principles should be classified upon the obligors balance sheet as liabilities, or to which reference should be made by footnotes thereto, including in any event and whether or not so classified: (i) all debt and similar monetary obligation, whether direct or indirect, including, without limitation, Capitalized Lease obligations; (ii) all liabilities secured by any mortgage, pledge, security interest, lien, charge or other encumbrance existing on property owned or acquired subject thereto, whether or not the liability secured thereby shall have been assumed; and (iii) all guarantees, endorsements and other contingent obligations whether direct or indirect in respect of indebtedness of others, including any obligation to supply funds to or in any manner to invest in, directly or indirectly, the debtor, to purchase indebtedness, or to assure the owner of indebtedness against loss, through an agreement to purchase goods, supplies, or services for the purpose of enabling the debtor to make payment of the indebtedness held by such owner or otherwise, and the obligations to reimburse the issuer in respect of any letters or credit, whether drawn or undrawn, to the extent not duplicative of the Indebtedness secured by such letters of credit.

     Section 3. Section 7.3 of the Agreement Amended. Section 7.3 of the Agreement is hereby amended by deleting in its entirety said Section 7.3 of the Agreement and inserting in lieu of the following:

     "7.3. Sale of Assets, Dissolution, Etc. Neither the Guarantor nor the Borrower nor the Subsidiaries will become a party to or agree to or effect any dispositions of assets (including capital stock), other than (i) the sale of inventory and obsolete equipment in the ordinary course of business, consistent with past practices, or (ii) prior to the occurrence of a Default or Event of Default, the disposition or sale of assets, in one or more arms-length transactions, having a cumulative aggregate sales price not to exceed (A) in any fiscal year of the Guarantor, $100,000,000, and
     (B) in the aggregate from August 30, 1994, $150,000,000; provided that, the value as of the date of disposition of any non-cash assets received by the Guarantor, the Borrower and the Subsidiaries in payment of any portion of the purchase price shall be equal to the fair market value of such assets."

     Section 4. Section 7.5 of the Agreement Amended. Section 7.5 of the Agreement is hereby amended by deleting in its entirety said Section 7.5 of the Agreement and inserting in lieu of the following:

     "7.5. Leverage Ratio. Neither the Borrower nor the Guarantor will permit the ratio of (i) Total Funded Debt to (ii) the sum of (A) Total Funded Debt plus (B) Consolidated Worth on any date (a "Test Date") occurring during any period described in the table set forth below to exceed the ratio set forth opposite the period in the table below in which such Test Date occurs:

         Period                                               Ratio
         ------                                               -----
         August 1, 1994 - December 31, 1995                   0.40:1.00
         January 1, 1996 - June 30, 1997                      0.45:1.00
         July 1, 1997 - June 30, 1998                         0.42:1.00
         July 1, 1998 and thereafter                          0.40:1.00"

     Section 5. Section 7.6 of the Agreement Amended. Section 7.6 of the Agreement is hereby amended by deleting in its entirety said Section 7.6 of the Agreement and inserting in lieu of the following:

     "7.6. Fixed-Charge Coverage Ratio. Neither the Borrower nor the Guarantor will permit the Fixed Charge Coverage Ratio for any period of four consecutive fiscal quarters of the Guarantor to be less than 3.00:1.00; provided, however, that all Restructuring Charges shall be excluded from the calculation of Earnings Before Interest, Taxes, Depreciation and Amortization for purposes of determining the Fixed Charge Coverage Ratio only."

     Section 6. Section 7.8 of the Agreement Amended. Section 7.8 of the Agreement is hereby amended by deleting in its entirety said Section 7.8 of the Agreement and inserting in lieu of the following:

     "7.8. Consolidated Worth. The Guarantor will not permit at any time Consolidated Worth to be less than the sum of (a) $295,000,000 plus (b) on a cumulative basis, 50% of positive Consolidated Net Income for each full fiscal year of the Guarantor subsequent to June 30, 1996. Increases pursuant to clause (b), if any, shall be effective on the first day after the end of each such fiscal year."

     Section 7. Effect of Modification and Amendment of Agreement. The Agreement shall be deemed to be modified and amended in accordance with the provisions of this Amendment No. 1 to the Agreement and the respective rights, duties and obligations of the Borrower, the Guarantor and the Bank under the Agreement shall remain to be determined, exercised and enforced under the Agreement subject in all respects to such modifications and amendments in writing, and all the terms and conditions of this Amendment No. 1 to the Agreement shall be part of the terms and conditions of the Agreement for any and all purposes. All the other terms of the Agreement shall continue in full force and effect subject to the amendments set forth herein.

     Section 8. Representations and Warranties. The Borrower and the Guarantor each represent and warrant to the Bank as follows:

     (a) Representations and Warranties in Agreement. The representations and warranties of the Borrower and the Guarantor contained in the Agreement (i) were true and correct when made, and (ii) after giving effect to this Amendment No. 1, continue to be true and correct on the date hereof (except to the extent of changes resulting from transactions contemplated or permitted by the Agreement, as amended hereby, and changes occurring in the ordinary course of business that singly or in the aggregate are not materially adverse, and to the extent that such representations and warranties relate expressly to an earlier date).

     (b) Authority. The execution and delivery by each of the Borrower and the Guarantor of this Amendment No. 1 and the performance by each of the Borrower and the Guarantor of all of its respective agreements and obligations under this Amendment No. 1 are within its corporate authority, have been duly authorized by all necessary corporate action and do not and will not: (i) contravene any provision of its charter documents or any amendment thereof; (ii) conflict with, or result in a breach of any material term, condition or provision of, or constitute a default under or result in the creation of any mortgage, lien, pledge, charge, security interest or other encumbrance upon any of its property under any agreement, deed of trust, indenture, mortgage or other instruments to which it is a party or by which any of its properties are bound including, without limitation, any of the Other Agreements; (iii) violate or contravene any provision of any law, statute, rule or regulation to which the Borrower or the Guarantor is subject or any decree, order or judgment of any court or governmental or regulatory authority, bureau, agency or official applicable to the Borrower or the Guarantor; (iv) require any waivers, consents or approvals by any of its creditors which have not been obtained; or (v) require any approval, consent, order, authorization or license by, or giving notice to, or taking any other action with respect to, any governmental or regulatory authority or agency under any provision of any law, except (A) those actions which have been taken or will be taken prior to the date of execution of this Amendment No. 1 and (B) filings with the Securities and Exchange Commission to be made on or prior to May 15, 1996.

     (c) Enforceability of Obligations. This Amendment No. 1 and the Agreement, as amended hereby, constitute the legal, valid and binding obligations of the Borrower and the Guarantor enforceable against the Borrower and the Guarantor in accordance with their respective terms, provided that: (i) enforcement may be limited by applicable bankruptcy, insolvency, reorganization, moratorium or similar laws of general application affecting the rights and remedies of creditors; and (ii) the availability of the remedies of specific performance and injunctive relief may be subject to the discretion of the court before which any proceedings for such remedies may be brought.

     Section 9. Counterparts. This Amendment No. 1 to the Agreement may be executed in any number of counterparts, each of which shall be deemed to be an original, but all of which together shall constitute one and the same instrument.

     IN WITNESS WHEREOF, the Borrower, the Guarantor and the Bank have caused this Amendment No. 1 to the Agreement to be executed in their respective names and their respective seals to be hereunto affixed and attested by their duly authorized representatives, all as of the date first above written.



                                    THE BORROWER:

                                    LESLIE CONTROLS, INC.


                                    By:__________________________________
                                       Title:



                                    THE GUARANTOR:

                                    WATTS INDUSTRIES, INC.


                                    By:__________________________________
                                       Title:

                                    THE BANK:

                                    FIRST UNION NATIONAL BANK OF NORTH CAROLINA


                                    By:_______________________________
                                       Title:

ATTEST:


_________________________________
Title:

(Corporate Seal)

                               EXHIBIT 10.19 (I)

                    AMENDMENT NO. 1 TO THE LETTER OF CREDIT,
                      REIMBURSEMENT AND GUARANTY AGREEMENT


     THIS AMENDMENT NO. 1 TO THE LETTER OF CREDIT, REIMBURSEMENT AND GUARANTY AGREEMENT, dated as of August 1, 1996, by and among LESLIE CONTROLS, INC., a New Jersey corporation (the "Borrower"), WATTS INDUSTRIES, INC., a Delaware corporation (the "Guarantor") and FIRST UNION NATIONAL BANK OF NORTH CAROLINA, a national banking association organized and existing under the laws of the United States with its principal offices located in Charlotte, North Carolina (the "Bank");


                              W I T N E S S E T H:


     WHEREAS, the Borrower, the Guarantor and the Bank have previously entered into the Letter of Credit, Reimbursement and Guaranty Agreement, dated as of July 1, 1994 (the "Agreement"), pursuant to which the Bank has issued its irrevocable letter of credit, dated August 4, 1994; and

     WHEREAS, the Borrower, the Guarantor and the Bank now desire to amend certain provisions of the Agreement;

     NOW,  THEREFORE,  in  consideration  of  the  premises,   mutual  covenants
hereinafter contained and other good and valuable consideration, the Borrower, the Guarantor and the Bank do hereby amend the Agreement as follows:

     Section 1. Article I of the Agreement Amended. Article I of the Agreement is hereby amended by inserting the following at the end of said Article I:

     1.54. "Capital Assets" means fixed assets, both tangible (such as land, buildings, fixtures, machinery and equipment) and intangible (such as patents, copyrights, trademarks, franchises and good will); provided that Capital Assets shall not include any item customarily charged directly or indirectly to expense or depreciated over a useful life of twelve (12) months or less in accordance with generally accepted accounting principles.

     1.55. "Capital Expenditures" means amounts paid or indebtedness incurred by the Guarantor, the Borrower or any of their Subsidiaries in connection with the purchase or lease by the Guarantor, the Borrower or any of their Subsidiaries of Capital Assets that would be required to be capitalized and show on the balance sheet of such Person in accordance with generally accepted accounting principles.

     1.56. "Capitalized Leases" means leases under which the Guarantor or the Borrower or the Subsidiaries is the lessee or obligor, the discounted future rental payment obligations under which are required to be capitalized on the balance sheet of the lessee or obligor in ..accordance with generally accepted accounting principles.

     1.57. "Consolidated Total Interest Expense" means for any period, the aggregate amount of interest required to be paid or accrued by the Guarantor and the Borrower and the Subsidiaries during such period on all Indebtedness of the Guarantor and the Borrower and the Subsidiaries outstanding during all or any part of such period, whether such interest was or is required to be reflected as an item of expense or capitalized, including payments consisting of interest in respect of Capitalized Leases and plus, without duplication, commitment fees, agency fees, facility fees, balance deficiency fees and similar fees or expenses in connection with the borrowing of money.

     1.58. "Consolidated Worth" means all assets of the Guarantor and the Borrower and the Subsidiaries determined on a consolidated basis in accordance with generally accepted accounting principles minus Consolidated Total Liabilities and minus in extent otherwise includable to the computation of Consolidated Worth, any subscriptions receivable for the purchase of capital stock.

     1.59. "Earnings Before Interest, Taxes, Depreciation and Amortization" means the Consolidated Net Income (or deficit) of the Guarantor and the Borrower and the Subsidiaries for any period, after all expenses and other proper charges but before payment or provision for any income taxes or interest expense for such period, plus depreciation and amortization for such period, determined in accordance with generally accepted accounting principles.

     1.60. "Fixed Charge Coverage Ratio" means for any period, the ratio of (i) the result of (A) Earnings Before Interest, Taxes, Depreciation and
     Amortization minus (B) Capital Expenditures, to (ii) the sum of (A) Consolidated Total Interest Expense (without duplication of any interest taken into account in the computation of the Fixed Charge Coverage Ratio in any prior period) plus (B) current maturities of long term Indebtedness due and payable during such period in accordance with generally accepted accounting principles, in each case for the Guarantor and the Borrower and the Subsidiaries on a consolidated basis for such period.

     1.61. "Restructuring Charges" means any restructuring charge taken by the Borrower, the Guarantor or other Subsidiaries of the Guarantor in the Guarantor's fiscal year ending June 30, 1996 in connection with (i) Financial Accounting Standards Board Statement No. 121 or (ii) the
     restructuring, downsizing, and consolidation of the operations of the Borrower, the Guarantor or other Subsidiaries of the Guarantor, including but not limited to, the consolidation of the selling, general and administrative functions and the closure of certain manufacturing facilities of the Borrower, the Guarantor or other Subsidiaries of the Guarantor, provided, however, that the amount of the Restructuring Charges shall not exceed $95,000,000 after giving effect to any tax benefits. All Restructuring Charges will be incurred and/or paid according to generally accepted accounting principles.

     1.62. "Total Funded Debt" means the principal amount of Indebtedness for borrowed money (including obligations under Capitalized Leases allocable to principal) of the Guarantor and its Subsidiaries on a consolidated basis."

     Section 2. Article I of the Agreement Further Amended. Article I of the Agreement is further amended by deleting the terms "Consolidated Net Income" and "Indebtedness" in their entirety and by inserting in lieu thereof the following:

     1.10. "Consolidated Net Income" means the consolidated net income (or deficit) of the Guarantor, the Borrower and their Subsidiaries, after deduction of all expenses, taxes and other proper charges, determined in accordance with generally accepted accounting principles, after eliminating therefrom all extraordinary nonrecurring items of income or loss.

     1.27. "Indebtedness" means all obligations, contingent and otherwise, that in accordance with generally accepted accounting principles should be classified upon the obligors balance sheet as liabilities, or to which reference should be made by footnotes ......thereto, including in any event and whether or not so classified: (i) all debt and similar monetary obligation, whether direct or indirect, including, without limitation, Capitalized Lease obligations; (ii) all liabilities secured by any mortgage, pledge, security interest, lien, charge or other encumbrance existing on property owned or acquired subject thereto, whether or not the liability secured thereby shall have been assumed; and (iii) all guarantees, endorsements and other contingent obligations whether direct or indirect in respect of indebtedness of others, including any obligation to supply funds to or in any manner to invest in, directly or indirectly, the debtor,  to  purchase  indebtedness,  or  to  .......assure  the  owner  of indebtedness against loss, through an agreement to purchase goods, supplies, or services for the purpose of enabling the debtor to make payment of the indebtedness held by such owner or otherwise, and the obligations to reimburse the issuer in respect of any letters or credit, whether drawn or undrawn, to the extent not duplicative of the Indebtedness secured by such letters of credit.

     Section 3. Section 7.3 of the Agreement Amended. Section 7.3 of the Agreement is hereby amended by deleting in its entirety said Section 7.3 of the Agreement and inserting in lieu of the following:

     "7.3. Sale of Assets, Dissolution, Etc. Neither the Guarantor nor the Borrower nor the Subsidiaries will become a party to or agree to or effect any dispositions of assets (including capital stock), other than (i) the sale of inventory and obsolete equipment in the ordinary course of business, consistent with past practices, or (ii) prior to the occurrence of a Default or Event of Default, the disposition or sale of assets, in one or more arms-length transactions, having a cumulative aggregate sales price not to exceed (A) in any fiscal year of the Guarantor, $100,000,000, and
     (B) in the aggregate from August 30, 1994, $150,000,000; provided that, the value as of the date of disposition of any non-cash assets received by the Guarantor, the Borrower and the Subsidiaries in payment of any portion of the purchase price shall be equal to the fair market value of such assets."

     Section 4. Section 7.5 of the Agreement Amended. Section 7.5 of the Agreement is hereby amended by deleting in its entirety said Section 7.5 of the Agreement and inserting in lieu of the following:

     "7.5. Leverage Ratio. Neither the Borrower nor the Guarantor will permit the ratio of (i) Total Funded Debt to (ii) the sum of (A) Total Funded Debt plus (B) Consolidated Worth on any date (a "Test Date") occurring during any period described in the table set forth below to exceed the ratio set forth opposite the period in the table below in which such Test Date occurs:

         Period                                             Ratio
         ------                                             -----
         August 1, 1994 - December 31, 1995                 0.40:1.00
         January 1, 1996 - June 30, 1997                    0.45:1.00
         July 1, 1997 - June 30, 1998                       0.42:1.00
         July 1, 1998 and thereafter                        0.40:1.00"

     Section 5. Section 7.6 of the Agreement Amended. Section 7.6 of the Agreement is hereby amended by deleting in its entirety said Section 7.6 of the Agreement and inserting in lieu of the following:

     "7.6. Fixed-Charge Coverage Ratio. Neither the Borrower nor the Guarantor will permit the Fixed Charge Coverage Ratio for any period of four consecutive fiscal quarters of the Guarantor to be less than 3.00:1.00; provided, however, that all Restructuring Charges shall be excluded from the calculation of Earnings Before Interest, Taxes, Depreciation and Amortization for purposes of determining the Fixed Charge Coverage Ratio only."

     Section 6. Section 7.8 of the Agreement Amended. Section 7.8 of the Agreement is hereby amended by deleting in its entirety said Section 7.8 of the Agreement and inserting in lieu of the following:

     "7.8. Consolidated Worth. The Guarantor will not permit at any time Consolidated Worth to be less than the sum of (a) $295,000,000 plus (b) on a cumulative basis, 50% of positive Consolidated Net Income for each full fiscal year of the Guarantor subsequent to June 30, 1996. Increases pursuant to clause (b), if any, shall be effective on the first day after the end of each such fiscal year."

     Section 7. Effect of Modification and Amendment of Agreement. The Agreement shall be deemed to be modified and amended in accordance with the provisions of this Amendment No. 1 to the Agreement and the respective rights, duties and obligations of the Borrower, the Guarantor and the Bank under the Agreement shall remain to be determined, exercised and enforced under the Agreement subject in all respects to such modifications and amendments in writing, and all the terms and conditions of this Amendment No. 1 to the Agreement shall be part of the terms and conditions of the Agreement for any and all purposes. All the other terms of the Agreement shall continue in full force and effect subject to the amendments set forth herein.

     Section 8. Representations and Warranties. The Borrower and the Guarantor each represent and warrant to the Bank as follows:

     (a) Representations and Warranties in Agreement. The representations and warranties of the Borrower and the Guarantor contained in the Agreement (i) were true and correct when made, and (ii) after giving effect to this Amendment No. 1, continue to be true and correct on the date hereof (except to the extent of changes resulting from transactions contemplated or permitted by the Agreement, as amended hereby, and changes occurring in the ordinary course of business that singly or in the aggregate are not materially adverse, and to the extent that such representations and warranties relate expressly to an earlier date).

     (b) Authority. The execution and delivery by each of the Borrower and the Guarantor of this Amendment No. 1 and the performance by each of the Borrower and the Guarantor of all of its respective agreements and obligations under this Amendment No. 1 are within its corporate authority, have been duly authorized by all necessary corporate action and do not and will not: (i) contravene any provision of its charter documents or any amendment thereof; (ii) conflict with, or result in a breach of any material term, condition or provision of, or constitute a default under or result in the creation of any mortgage, lien, pledge, charge, security interest or other encumbrance upon any of its property under any agreement, deed of trust, indenture, mortgage or other instruments to which it is a party or by which any of its properties are bound including, without limitation, any of the Other Agreements; (iii) violate or contravene any provision of any law, statute, rule or regulation to which the Borrower or the Guarantor is subject or any decree, order or judgment of any court or governmental or regulatory authority, bureau, agency or official applicable to the Borrower or the Guarantor; (iv) require any waivers, consents or approvals by any of its creditors which have not been obtained; or (v) require any approval, consent, order, authorization or license by, or giving notice to, or taking any other action with respect to, any governmental or regulatory authority or agency under any provision of any law, except (A) those actions which have been taken or will be taken prior to the date of execution of this Amendment No. 1 and (B) filings with the Securities and Exchange Commission to be made on or prior to May 15, 1996.

     (c) Enforceability of Obligations. This Amendment No. 1 and the Agreement, as amended hereby, constitute the legal, valid and binding obligations of the Borrower and the Guarantor enforceable against the Borrower and the Guarantor in accordance with their respective terms, provided that: (i) enforcement may be limited by applicable bankruptcy, insolvency, reorganization, moratorium or similar laws of general application affecting the rights and remedies of creditors; and (ii) the availability of the remedies of specific performance and injunctive relief may be subject to the discretion of the court before which any proceedings for such remedies may be brought.

     Section 9. Counterparts. This Amendment No. 1 to the Agreement may be executed in any number of counterparts, each of which shall be deemed to be an original, but all of which together shall constitute one and the same instrument.

     IN WITNESS WHEREOF, the Borrower, the Guarantor and the Bank have caused this Amendment No. 1 to the Agreement to be executed in their respective names and their respective seals to be hereunto affixed and attested by their duly authorized representatives, all as of the date first above written.



                                     THE BORROWER:

                                     LESLIE CONTROLS, INC.


                                     By:__________________________________
                                        Title:



                                     THE GUARANTOR:

                                     WATTS INDUSTRIES, INC.


                                     By:__________________________________
                                        Title:

                                     THE BANK:

                                     FIRST UNION NATIONAL BANK OF NORTH CAROLINA



                                     By:_______________________________
                                        Title:

ATTEST:


________________________________
Title:

(Corporate Seal)

                                 EXHIBIT 10.22 (:)

                                 AMENDMENT NO. 1

                             WATTS INDUSTRIES, INC.

           1991 NON-EMPLOYEE DIRECTORS' NONQUALIFIED STOCK OPTION PLAN

                                                     August 6, 1996


     The 1991 Non-Employee Directors' Nonqualified Stock Option Plan ("1991 Plan") is hereby amended as follows:

1. Section 3(b) Purchase Price is deleted in its entirety and replaced with the following:

"Effective with option grants to be made on or after November 1, 1996, the purchase price of such options shall be adjusted from the current price of $22.75, which was the closing price of the Company's Class A Common Stock on October 18, 1991 (adjusted for the March 1994 stock split), to $16.375, the closing price of such stock on the New York Stock Exchange on August 5, 1996."

2. Except as provided for in this Amendment No. 1, all of the terms and conditions of the 1991 Plan shall remain in full force and effect.

EXECUTED as of the date first set forth above.

                                                      Watts Industries, Inc.



                                                      By:/s/ Kenneth J. McAvoy

                               EXHIBIT 10.29 (i)

                                 AMENDMENT NO. 1

                            DATED AS OF JUNE 30, 1995

     Amendment No. 1 (this "Amendment") dated as of June 30, 1995 to the Revolving Credit Agreement, dated as of August 30, 1994 (as amended and in effect from time to time, the "Credit Agreement"), by and among Watts Investment Company (the "Borrower"), Watts Industries, Inc. (the "Parent"), as Guarantor, The First National Bank of Boston and the other lenders that are or may become parties thereto from time to time (collectively, the "Banks") and The First National Bank of Boston as agent for the Banks (the "Agent"). Capitalized terms which are used herein without definition and which are defined in the Credit Agreement shall have the same meaning herein as in the Credit Agreement.

     WHEREAS, the Borrower and the Parent have requested that the Banks amend certain terms and conditions of the Credit Agreement and the Banks, subject to the terms and conditions set forth below, have agreed to amend the Credit Agreement;

     NOW, THEREFORE, in consideration of the foregoing premises, on the terms and subject to the conditions set forth herein, the parties hereto hereby agree as follows:

     1. Amendment to the Credit Agreement. The Credit Agreement is hereby amended by deleting section 9.3 in its entirety and inserting in lieu thereof the following text:

               9.3 Consolidated Net Worth. Neither the Borrower nor the Parent will permit at any time Consolidated Net Worth to be less than the sum of (a) $350,000,000 plus (b) on a cumulative basis, 50% of positive Consolidated Net Income for each full fiscal year subsequent to the Balance Sheet Date. Increases pursuant to clause (b), if any, shall be effective on the first day after the end of each such fiscal year.

     2.   Affirmation and Acknowledgment of the Borrower and the Parent.

               2.01 The Borrower hereby ratifies and confirms all of its Obligations to the Banks and the Borrower hereby affirms its absolute and unconditional promise to pay to the Banks the Loans and all other amounts due under the Credit Agreement, as amended hereby.

               2.02 The Parent hereby ratifies and confirms all of its Guaranteed Obligations to the Banks and the Parent hereby affirms its unconditional and irrevocable guaranty of the Guaranteed Obligations under the Credit Agreement, as amended hereby.

     3. Representation and Warranties. The Borrower and the Parent each represent and warrant to the Banks and the Agent as follows:

               3.01 Representations and Warranties in Credit Agreement. The representations and warranties of the Borrower and the Parent contained in the Credit Agreement (i) were true and correct when made, and (ii) after giving effect to this Amendment, continue to be true and correct on the date hereof (except to the extent of changes resulting from transactions contemplated or permitted by the Credit Agreement, as amended hereby, and changes occurring in the ordinary course of business that singly or in the aggregate are not materially adverse, and to the extent that such representations and warranties relate expressly to an earlier date).

               3.02 Authority. The execution and delivery by the each of Borrower and the Parent of this Amendment and the performance by each of the Borrower and the Parent of all its respective agreements and obligations under this Amendment are within its corporate authority, have been duly authorized by all necessary corporate action and do not and will not (i) contravene any provision of its charter documents or any amendment thereof, (ii) conflict with, or result in a breach of any material term, condition or provision of, or constitute a default under or result in the creation of any mortgage, lien, pledge, charge, security interest or other encumbrance upon any of its property under any agreement, deed of trust, indenture, mortgage or other instruments to which it is a party or by which any of its properties are bound including, without limitation, any of the Loan Documents (iii) violate or contravene any provision of any law, statute, rule or regulation to which the Borrower or the Parent is subject or any decree, order or judgment of any court or governmental or regulatory authority, bureau, agency or official applicable to the Borrower or the Parent, (iv) require any waivers, consents or approvals by any of its creditors which have not been obtained, or (v) require any approval, consent, order, authorization or license by, or giving notice to, or taking any other action with respect to, any governmental or regulatory authority or agency under any provision of any law, except (A) those actions which have been taken or will be taken prior to the date of execution of this Amendment and (B) filings with the Securities and Exchange Commission to be made on or prior to October 1, 1995.

               3.03 Enforceability of Obligations. This Amendment and the Credit Agreement, as amended hereby, constitute the legal, valid and binding obligations of the Borrower and the Parent enforceable against the Borrower and the Parent in accordance with their respective terms, provided that (i) enforcement may be limited by applicable bankruptcy, insolvency, reorganization, moratorium or similar laws of general application affecting the rights and remedies of creditors, and (ii) the availability of the remedies of specific performance and injunctive relief may be subject to the discretion of the court before which any proceedings for such remedies may be brought.

     4. Conditions to Effectiveness. This Amendment shall become effective as of the date hereof subject to the satisfaction of the following conditions precedent: (i) the execution and delivery of this Amendment by each of the Borrower, the Parent; the Majority Banks and the Agent, in form and substance satisfactory to the Majority Banks (ii) no Defaults or Events of Default shall have occurred and be continuing;
          (iii) no material adverse change in the financial condition or business of the Borrower or the Parent shall have occurred and (iv) proceedings in connection with the execution of this Amendment and all other documents incident thereto shall be satisfactory in substance and in form to the Majority Banks and to the Agent and the Agent's Special Counsel, and the Banks, the Agent and such counsel shall have received all information and such counterpart originals or certified or other copies of such documents as the Agent may reasonably request.

     5.   Miscellaneous Provisions.

               5.01 Except as otherwise expressly provided by this Amendment, all of the terms, conditions and provisions of the Credit Agreement shall remain the same. It is declared and agreed by each of the parties hereto that the Credit Agreement, as amended hereby shall continue in full force and effect.

               5.02 THIS AMENDMENT IS INTENDED TO TAKE EFFECT AS AN AGREEMENT UNDER SEAL AND SHALL BE CONSTRUED ACCORDING TO AND GOVERNED BY THE LAWS OF THE COMMONWEALTH OF MASSACHUSETTS.

               5.03 This Amendment may be executed in any number of counterparts, but all such counterparts shall together constitute but one instrument. In making proof of this Amendment it shall not be necessary to produce or account for more than one counterpart signed by each party hereto by and against which enforcement hereof is sought.

               5.04 The Borrower agrees to pay to the Agent, on demand by the Agent, all reasonable out-of-pocket costs and expenses incurred or sustained by the Agent in connection with this Amendment (including reasonable legal fees).

     IN WITNESS WHEREOF, the undersigned have duly executed this Amendment under seal as of the date first written above.


                                  WATTS INVESTMENT COMPANY


                                  By: ______________________________
                                      Name:
                                      Title:


                                  THE FIRST NATIONAL BANK OF BOSTON,
                                  individually and as Agent


                                  By: ______________________________
                                      Name:
                                      Title:


                                  FIRST UNION NATIONAL BANK OF NORTH CAROLINA


                                  By: ______________________________
                                      Name:
                                      Title:


                                  MELLON BANK, N.A.
                                  By: ______________________________
                                      Name:
                                      Title:

                                  THE NORTHERN TRUST COMPANY


                                  By: ______________________________
                                      Name:
                                      Title:


                                  CREDIT LYONNAIS CAYMAN ISLAND BRANCH


                                  By: ______________________________
                                      Name:
                                      Title:



                                   BROWN BROTHERS HARRIMAN & CO.


                                   By: _____________________________
                                       Name:
                                       Title:


                                   WATTS INDUSTRIES, INC., as Guarantor


                                   By: _____________________________
                                       Name:
                                       Title:

                               EXHIBIT 10.29 (ii)

                                 AMENDMENT NO. 2

                           Dated as of April 15, 1996

     This AMENDMENT NO. 2 (this "Amendment") dated as of April 15, 1996 to the Revolving Credit Agreement, dated as of August 30, 1994 (as amended and in effect from time to time, the "Credit Agreement"), is by and among WATTS INVESTMENT COMPANY (the "Borrower"), WATTS INDUSTRIES, INC. (the "Parent"), as Guarantor, THE FIRST NATIONAL BANK OF BOSTON and the other lenders that are or may become parties thereto from time to time (collectively, the "Banks") and THE FIRST NATIONAL BANK OF BOSTON AS AGENT for the Banks (the "Agent"). Capitalized terms which are used herein without definition and which are defined in the Credit Agreement shall have the same meaning herein as in the Credit Agreement.

     WHEREAS, the Borrower and the Parent have requested that the Banks amend certain terms and conditions of the Credit Agreement, and the Banks, subject to the terms and conditions set forth below, have agreed to amend the Credit Agreement as follows;

     NOW, THEREFORE, in consideration of the foregoing premises, on the terms and subject to the conditions set forth herein, the parties hereto hereby agree as follows:

     1. Amendments to the Credit Agreement. The Credit Agreement is hereby amended as follows:

          (a)  Section  1.1  is  hereby   amended  by  inserting  the  following
               definition in the appropriate place designated by alphabetical order:

               "Restructuring Charges. Any restructuring charge taken by the Borrower, the Parent or other Subsidiaries of the Parent in the Parent's fiscal year ending June 30, 1996 in connection with (i) Financial Accounting Standards Board Statement No. 121 or (ii) the restructuring, downsizing, and consolidation of the operations of the Borrower, the Parent or other Subsidiaries of the Parent, including but not limited to, the consolidation of the selling, general and administrative functions and the closure of certain manufacturing facilities of the Borrower, the Parent or other Subsidiaries of the Parent, provided, however, that the amount of the Restructuring Charges shall not exceed $95,000,000 after giving effect to any tax benefits. All Restructuring Charges will be incurred and/or paid according to generally accepted accounting principles."

          (b) Section 8.5.2 of the Credit Agreement is hereby amended by deleting the amount "$70,000,000" set forth in the ninth line thereof and by replacing it with the amount "$100,000,000".
               Section 8.5.2 of the Credit Agreement is further amended by deleting the amount "$100,000,000" set forth in the tenth line thereof and by replacing it with the amount "$150,000,000".

          (c) Section 9.1 of the Credit Agreement is hereby amended by inserting immediately before the period at the end thereof, the following new phrase:

               "; provided, however, that all Restructuring Charges shall be excluded from the calculation of Earnings Before Interest, Taxes, Depreciation and Amortization for purposes of determining the Fixed Charge Coverage Ratio only."

          (d)  Section 9.2 of the Credit Agreement is hereby amended by deleting
               (beta)9.2  in  its  entirety  and  inserting  the  following  new
               (beta)9.2 in place thereof:

                    "9.2  Leverage  Ratio.  Neither the  Borrower nor the Parent
               will permit the ratio of (i) Total Funded Debt to (ii) the sum of
               (A) Total Funded Debt plus (B) Consolidated Net Worth on any date (a "Test Date") occurring during any period described in the table set forth below to exceed the ratio set forth opposite the period in the table below in which such Test Date occurs:

                    Period                                 Ratio
                    ------                                 -----
                    Closing  Date - December  31, 1995     0.40:1.00
                    January 1, 1996 - June 30, 1997        0.45:1.00
                    July 1, 1997 - June 30, 1998           0.42:1.00
                    July 1, 1998 and thereafter            0.40:1.00"

          (e)  Section 9.3 of the Credit Agreement is hereby amended by deleting
               (beta)9.3  in  its  entirety  and  inserting  the  following  new
               (beta)9.3 in place thereof:

                    "9.3  Consolidated  Net Worth.  Neither the Borrower nor the
               Parent will permit at any time Consolidated Net Worth to be less than the sum of (a) $295,000,000 plus (b) on a cumulative basis, 50% of positive Consolidated Net Income for each full fiscal year of the Parent subsequent to June 30, 1996. Increases pursuant to clause (b), if any, shall be effective on the first day after the end of each such fiscal year."

          (f) The Credit Agreement is hereby amended by inserting the following new (beta)9.4 immediately following (beta)9.3 and immediately preceding (beta)10 thereof:

                    "9.4.  Profitable  Operations.  Neither the Borrower nor the
               Parent will permit Consolidated Net Income (or Deficit) to be less than (a) a loss of $10,000,000 for any fiscal quarter of the Parent and (b) a loss of $20,000,000 for any complete fiscal year of the Parent, in each case other than a loss resulting from Restructuring Charges."

     2.   Affirmation and Acknowledgment of the Borrower and the Parent.

               2.01 The Borrower hereby ratifies and confirms all of its Obligations to the Banks, and the Borrower hereby affirms its absolute and unconditional promise to pay to the Banks, the Loans and all other amounts due under the Credit Agreement, as amended hereby.

               2.02 The Parent hereby ratifies and confirms all of its Guaranteed Obligations to the Banks, and the Parent hereby affirms its unconditional and irrevocable guaranty of the Guaranteed Obligations under the Credit Agreement, as amended hereby.

     3. Representations and Warranties. The Borrower and the Parent each represent and warrant to the Banks and the Agent as follows:

               3.01 Representations and Warranties in Credit Agreement. The representations and warranties of the Borrower and the Parent contained in the Credit Agreement (i) were true and correct when made, and (ii) after giving effect to this Amendment, continue to be true and correct on the date hereof (except to the extent of changes resulting from transactions contemplated or permitted by the Credit Agreement, as amended hereby, and changes occurring in the ordinary course of business that singly or in the aggregate are not materially adverse, and to the extent that such representations and warranties relate expressly to an earlier date).

               3.02 Authority. The execution and delivery by each of the Borrower and the Parent of this Amendment and the performance by each of the Borrower and the Parent of all its respective agreements and obligations under this Amendment are within its corporate authority, have been duly authorized by all necessary corporate action and do not and will not: (i) contravene any provision of its charter documents or any amendment thereof; (ii) conflict with, or result in a breach of any material term, condition or provision of, or constitute a default under or result in the creation of any mortgage, lien, pledge, charge, security interest or other encumbrance upon any of its property under any agreement, deed of trust, indenture, mortgage or other instruments to which it is a party or by which any of its properties are bound including, without limitation, any of the Loan Documents; (iii)
          violate or contravene any provision of any law, statute, rule or regulation to which the Borrower or the Parent is subject or any decree, order or judgment of any court or governmental or regulatory authority, bureau, agency or official applicable to the Borrower or the Parent; (iv) require any waivers, consents or approvals by any of its creditors which have not been obtained; or (v) require any approval, consent, order, authorization or license by, or giving notice to, or taking any other action with respect to, any governmental or regulatory authority or agency under any provision of any law, except (A) those actions which have been taken or will be taken prior to the date of execution of this Amendment and (B) filings with the Securities and Exchange Commission to be made on or prior to May 15, 1996.

               3.03 Enforceability of Obligations. This Amendment and the Credit Agreement, as amended hereby, constitute the legal, valid and binding obligations of the Borrower and the Parent enforceable against the Borrower and the Parent in accordance with their respective terms, provided that: (i) enforcement may be limited by applicable bankruptcy, insolvency, reorganization, moratorium or similar laws of general application affecting the rights and remedies of creditors; and (ii) the availability of the remedies of specific performance and injunctive relief may be subject to the discretion of the court before which any proceedings for such remedies may be brought.

     4. Conditions to Effectiveness. This Amendment shall become effective as of the date hereof subject to the satisfaction of the following conditions precedent: (i) the execution and delivery of this Amendment by each of the Borrower, the Parent, the Majority Banks and the Agent, in form and substance satisfactory to the Majority Banks; (ii) payment of an amendment fee in the amount of $37,500 to the Agent for the pro rata accounts of the Banks in accordance with their respective Commitment Percentages; (iii) after giving effect to the provisions of this Amendment, no Default or Events of Default shall have occurred and be continuing; (iv) except as contemplated by the provisions of this Amendment no material adverse change in the financial condition or business of the Borrower or the Parent shall have occurred and (v) proceedings in connection with the execution of this Amendment and all other documents incident thereto shall be satisfactory in substance and in form to the Majority Banks and to the Agent and the Agent's Special Counsel, and the Banks, the Agent and such counsel shall have received all information and such counterpart originals or certified or other copies of such documents as the Agent may reasonably request.

     5.   Miscellaneous Provisions.

               5.01 Except as otherwise expressly provided by this Amendment, all of the terms, conditions and provisions of the Credit Agreement shall remain the same. It is declared and agreed by each of the parties hereto that the Credit Agreement, as amended hereby shall continue in full force and effect.

               5.02 THIS AMENDMENT IS INTENDED TO TAKE EFFECT AS AN AGREEMENT UNDER SEAL AND SHALL BE CONSTRUED ACCORDING TO AND GOVERNED BY THE LAWS OF THE COMMONWEALTH OF MASSACHUSETTS.

               5.03 This Amendment may be executed in any number of counterparts, but all such counterparts shall together constitute but one instrument. In making proof of this Amendment it shall not be necessary to produce or account for more than one counterpart signed by each party hereto by and against which enforcement hereof is sought.

               5.04 The Borrower agrees to pay to the Agent, on demand by the Agent, all reasonable out-of-pocket costs and expenses incurred or sustained by the Agent in connection with this Amendment (including reasonable legal fees).

     IN WITNESS WHEREOF, the undersigned have duly executed this Amendment under seal as of the date first written above.


                                  WATTS INVESTMENT COMPANY


                                  By: ____________________________
                                      Name:
                                      Title:


                                  THE FIRST NATIONAL BANK OF BOSTON,
                                  individually and as Agent


                                  By: ____________________________
                                      Name:
                                      Title:


                                  FIRST UNION NATIONAL BANK OF NORTH CAROLINA


                                  By: ____________________________
                                      Name:
                                      Title:


                                  MELLON BANK, N.A.


                                  By: ____________________________
                                      Name:
                                      Title:


                                  THE NORTHERN TRUST COMPANY


                                  By: ____________________________
                                      Name:
                                      Title:

                                  CREDIT LYONNAIS CAYMAN ISLAND BRANCH


                                  By: _____________________________
                                      Name:
                                      Title:



                                  BROWN BROTHERS HARRIMAN & CO.



                                  By: _____________________________
                                      Name:
                                      Title:




                                  WATTS INDUSTRIES, INC., as Guarantor



                                  By:______________________________
                                     Name:
                                     Title:

                                   EXHIBIT 11

                                   Exhibit 11

                   Computation of Net Income per Common Share

                             Watts Industries, Inc.

              (Amounts in thousands, except per share information)

                                                                            Fiscal year ended June 30
                                                                      1996             1995              1994
                                                                ---------------   ---------------   ---------------

Average shares outstanding:
  Class A Common Stock, par value $.10                                18,161            18,118           17,969
  Class B Common Stock, par value $.10                                11,366            11,448           11,488
Net effect of dilutive stock options--based
  upon treasury stock method using ending
  market price, if higher than average price                               0               189              260
                                                                ---------------   ---------------   ---------------

Total                                                                 29,527            29,755           29,717
                                                                ===============   ===============   ===============

Income (loss) from continuing operations                            ($53,765)          $42,463          $39,400
Income from discontinued operations                                    3,480             3,275            1,610
                                                                ===============   ===============   ===============
Net income (loss)                                                   ($50,285)           $45,738          $41,010
                                                                ===============   ===============   ===============

Income (loss) per Common Share:

  Income (loss) from continuing operations                            ($1.82)            $1.43            $1.33
  Income from discontinued operations                                   0.12              0.11             0.05
                                                                ===============   ===============   ===============
Net income (loss)                                                     ($1.70)            $1.54            $1.38
                                                                ===============   ===============   ===============

                                   EXHIBIT 21

                                   Exhibit 21

           DIRECT AND INDIRECT SUBSIDIARIES OF WATTS INDUSTRIES, INC.

                                  AS OF 8/15/96

DOMESTIC:

Watts International Sales Corp. [Massachusetts]
Watts Investment Company [Delaware]
Watts Regulator Company [Massachusetts]
Watts Securities Corp. [Massachusetts]
Circle Seal Controls, Inc. [Delaware]
Green Country Castings, Inc. [Oklahoma]
Henry Pratt Company [Delaware]
James Jones Company [California]
KF Industries, Inc. [Oklahoma]
KF Sales Corp. [Delaware]
Rudolph Labranche, Inc. [New Hampshire]
Leslie Controls, Inc. [New Jersey]
Nicholson Steam Trap, Inc. [Delaware]
Spence Engineering Company, Inc. [Delaware]
Ancon U.S.A., Inc. [Delaware]
Anderson-Barrows Metals Corp. [California]
Jameco Acquisition Corp. [Delaware]
Jameco Industries, Inc. [New York]
R.G. Laurence Company, Inc. [New Jersey]
Webster Valve, Inc. [New Hampshire]

INTERNATIONAL:

Watts Industries (Canada) Inc. [Canada]
Watts Investment Company Canada Ltd. [Canada]
Watts Industries Europe B.V. [The Netherlands]
Watts Industries France S.A. [France]
Watts Industries Germany GmbH [Germany]
Wattsco International [U.S. Virgin Islands]
Watts Ocean BV [The Netherlands]
Societe des Etablissements Rene TRUBERT SA [France]
Watts SFR SA [France]
Watts UK Ltd. [United Kingdom]
Edward Barber & Co. Ltd. [United Kingdom]
Edward Barber (UK) Ltd. [United Kingdom]
G.R.C. Controls SA [Spain]
HST AG [Switzerland]
HST GmbH [Austria]
Intermes SpA [Italy]
Intermes UK Ltd [United Kingdom]

KF Industries Europe BV [The Netherlands]
Kingsworth Products Ltd. [United Kingdom]
Leslie International V.I. [Virgin Islands]
M.T.R GmbH [Germany]
Artec GmbH [Germany]
Ocean B.V. [The Netherlands]
Pibiviesse SpA [Italy]
Philabel BV [The Netherlands]
Watts AG [Switzerland]
Watts Ocean NV [Belgian]
Jameco Export Sales Corporation [U.S. Virgin Islands]
WIG Armaturen Vertriebs, GmbH [Germany]
WSA Heizungs und Sanitartechnik GmbH [Germnay]
WIC Verwaltungs und Beteiligungs GmbH [Germany]
Londa SpA [Italy]
ISI SpA [Italy]


In addition to the foregoing, the Company holds an 80% interest in De Martin Srl [Italy], a 60% interest in Tianjin Tanggu Watts Valve Company Limited, a Chinese joint venture, and a 60% interest in Suzhou Watts Valve Co., Ltd., a Chinese joint venture.

                                  EXHIBIT 23.1

        Exhibit 23.1--Consent of Ernst & Young, LLP Independent Auditors


We consent to the incorporation by reference in the Registration Statements (Post-Effective Amendment No. 1 to Form S-8 No. 33-30377) pertaining to the 1986 Incentive Stock Option Plan, (Form S-8 No. 33-37926) pertaining to the Nonqualified Stock Option Plan, (Form S-8 No. 33-69422) pertaining to the 1991 Non-Employee Directors' Nonqualified Stock Option Plan of Watts Industries, Inc. and (Form S-8 No. 33-64627) pertaining to the Watts Industries, Inc. Management Stock Purchase Plan, and in the related Prospectuses of our report dated August 6, 1996, with respect to the consolidated financial statements included in this Annual Report (Form 10-K) of Watts Industries, Inc.


                                                     ERNST & YOUNG LLP


Boston, Massachusetts
September  9, 1996

                                  EXHIBIT 23.2

        Exhibit 23.2 - Consent of Deloitte & Touche, Independent Auditors


DELOITTE & TOUCHE
Kanaalpark 143      Telephone: +31 71 5352352
2321 JV Leiden      Telefax:     +31 71 5352360
P.O. Box 402
2300 AK Leiden
The Netherlands

Date                      Reference
September 6, 1996         P.C. Spaargaren RA

               CONSENT OF DELOITTE & TOUCHE, INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statements (Post-Effective Amendment No. 1 to Form S-8 No. 33-30377, No. 33-37926, No. 33-69422 and No. 33-64627) and in the related Prospectuses of our report dated August 6, 1996, with respect to the consolidated/combined financial statements of Watts Industries Europe B.V. (not included herein) and our report dated August 6, 1996, with respect to the financial statement schedule of Watts Industries Europe B.V. (not included herein)



                                        /s/ Deloitte & Touche

DELOITTE & TOUCHE                                    August 6, 1996
Kanaalpark 143    Telephone: +31 71 5352352
2321 JV Leiden    Telefax:   +31 71 5352360
P.O. Box 402
2300 AK Leiden
The Netherlands




                         REPORT OF INDEPENDENT AUDITORS


We have audited the financial statements including the consolidated/combined financial statements of Watts Industries Europe B.V., a wholly owned subsidiary of Watts Industries, Inc. as of June 30, 1996 and 1995, and for each of the three years in the period ended June 30, 1996, and have issued our report thereon dated August 6, 1996. Our audits also included financial statement schedule II of Watts Industries Europe B.V. (not presented separately herein) which is included in the related schedule of Watts Industries, Inc., in Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule of Watts Industries Europe B.V. referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                 /s/ Deloitte & Touche

DELOITTE & TOUCHE                                     August 6, 1996
Kanaalpark 143    Telephone: +31 71 5352352
2321 JV Leiden    Telefax:   +31 71 5352360
P.O. Box 402
2300 AK Leiden
The Netherlands


                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
Watts Industries Europe B.V.

We have audited the accompanying financial statements including the consolidated/combined balance sheets of Watts Industries Europe B.V. at Eerbeek as of June 30, 1996 and 1995 and the statements of operations for each of the three years in the period ended June 30, 1996 (not separately presented herein) expressed in Dutch Guilders. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the Netherlands and the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated/combined financial statements of Watts Industries Europe B.V. at Eerbeek present fairly the consolidated/combined financial position of Watts Industries Europe B.V. as of June 30, 1996 and 1995 and the results for each of the three years in the period ended June 30, 1996 in accordance with accounting principles generally accepted in the Netherlands and comply with the legal requirements for financial statements as included in Part 9, Book 2 of the Netherlands Civil Code.

Generally accepted accounting principles in the Netherlands vary in certain significant respects from generally accepted accounting principles in the United States. The application of the latter would have affected the determination of consolidated/combined net earnings in the years ended June 30, 1996, 1995 and 1994 and the determination of stockholders' equity at June 30, 1996 and 1995 to the extent summarized in Note G.



                                                  /s/ Deloitte & Touche