Form 10-Q
period 1996-09-30
WATTS INDUSTRIES INC
filed 1996-11-13
CIK 795403

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                     ----------------------

                            FORM 10-Q

 ___
/ X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1996 or
 ___
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
          Yes  X    No_____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class               Outstanding at October 31, 1996
------------------------------   -----------------------------
Class A Common, $.10 par value     15,796,638
Class B Common, $.10 par value     11,365,627



             WATTS INDUSTRIES, INC. AND SUBSIDIARIES


                              INDEX

Part I.  Financial Information                        Page #

     Item 1. Condensed Consolidated Balance Sheets     3
             at September 30, 1996 and
             June 30, 1996.

             Condensed Consolidated Statements of      4
             Earnings for the Three Months Ended
             September 30, 1996 and
             September 30, 1995.

             Condensed Consolidated Statements of      5
             Cash Flows for the Three Months Ended
             September 30, 1996 and
             September 30, 1995.

             Notes to Condensed Consolidated           6,7,
             Financial Statements.                     8,9, 10

     Item 2. Management's Discussion and Analysis      11,12,
             of Financial Condition and Results of     13
             Operations.

Part II.  Other Information


     Item 6. Exhibits and Reports on Form 8-K.         14

     Signatures                                        15

             Exhibit Index                             16

             Exhibit 11 - Computation of Per Share     17
             Earnings.

             Exhibit 27 - Financial Data Schedule      18




PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
WATTS INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands,  except share information)
(Unaudited)
                                                  Sept. 30,   June 30,
                                                    1996        1996
                                                  _________   _________
CURRENT ASSETS
   Cash and cash equivalents....................$       0   $       0
   Short-term investments.......................        0           0
   Trade accounts receivable, less allowance
     for doubtful accounts of $8,129 and $8,822.  126,254     116,370
   Inventories:
         Finished goods.........................   83,611      86,922
         Work in process........................   30,911      25,548
         Raw materials..........................   69,177      69,628
                                                  _________   _________
                                                  183,699     182,098
   Prepaid expenses and other assets............   12,243       9,283
   Deferred tax benefit.........................   21,123      24,662
   Net assets held for sale ....................        0      78,401
                                                  _________   _________
        Total Current Assets....................  343,319     410,814
OTHER ASSETS
   Intangible assets, net.......................    6,147       6,248
   Goodwill.....................................   80,128      79,489
   Other........................................    6,139       6,457
PROPERTY, PLANT AND EQUIPMENT
   Property, plant and equipment at cost........  267,239     260,328
   Less allowance for  depreciation.............  (116,944)   (112,378)
                                                  _________   _________
                                                  150,295     147,950
                                                  _________   _________
TOTAL ASSETS                                    $ 586,028   $ 650,958


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable.............................$  38,291   $  46,022
   Accrued expenses.............................   82,727      78,573
   Accrued compensation and related items.......    8,087       7,756
   Income taxes.................................   10,444         687
   Current portion of long-term debt............    2,860       2,907
                                                  _________   _________
        Total Current Liabilities...............  142,409     135,945
LONG-TERM DEBT, less current portion............   98,848     160,243
DEFERRED INCOME TAXES...........................   10,568      13,842
OTHER LIABILITIES...............................   10,053      10,291
MINORITY INTEREST...............................   11,192      11,054
STOCKHOLDERS' EQUITY
   Class A Common Stock, $.10 par value;
   80,000,000 shares authorized, 16,168,138
   shares issued and outstanding at Sept. 30,
   including shares in treasury.................    1,617       1,686
   Class B Common Stock, $.10 par value;
   25,000,000 shares authorized, 11,365,627
   shares issued and outstanding at Sept. 30....    1,136       1,136
   Additional paid-in capital...................   55,385      67,930
   Retained earnings............................  263,121     249,415
   Treasury Stock at cost - 431,500 shares at
        Sept. 30................................   (8,385)          0
   Equity adjustment from translation...........       84        (584)
                                                  _________   _________
        Total Stockholders' Equity..............  312,958     319,583
                                                  _________   _________
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......$ 586,028   $ 650,958
                                                  =========   =========
See accompanying notes to condensed consolidated financial statements.



WATTS INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in thousands, except per share data)
(Unaudited)
                                                  Three Months Ended

                                                  Sept. 30,   Sept. 30,
                                                    1996        1995
                                                  _________   _________
Net sales ......................................$ 176,008   $ 154,129
Cost of goods sold .............................  115,652      97,208
                                                  _________   _________
   GROSS PROFIT ................................   60,356      56,921
Selling, general & administrative expenses .....   38,090      35,346
                                                  _________   _________
   OPERATING EARNINGS  .........................   22,266      21,575
Other (income) expense:
   Interest income .............................      (99)       (307)
   Interest expense ............................    2,754       2,408
   Other - net .................................      189         603
                                                  _________   _________
                                                    2,844       2,704

   EARNINGS FROM CONTINUING
   OPERATIONS BEFORE INCOME TAXES ..............   19,422      18,871
Income tax provision ...........................    7,076       7,207
                                                  _________   _________
   EARNINGS FROM CONTINUING OPERATIONS .........$  12,346   $  11,664
   EARNINGS FROM DISCONTINUED OPERATIONS .......       79         470
   GAIN ON DISPOSAL OF  DISCONTINUED OPERATIONS     3,208           0
                                                  _________   _________
   NET EARNINGS.................................$  15,633   $  12,134
                                                  =========   =========

Primary and fully-diluted earnings per share :
   CONTINUING OPERATIONS .........................   $0.45       $0.39
   DISCONTINUED OPERATIONS .......................    0.00        0.02
   GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS ...    0.12        0.00
                                                  _________   _________
   NET EARNINGS ..................................   $0.57       $0.41
                                                  =========   =========

Cash dividends per share.......................... $ .0700     $ .0625

See accompanying notes to condensed consolidated financial statements.


WATTS INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF  CASH FLOWS
(Amounts in thousands)
(Unaudited)
                                                  Three Months Ended

                                                  Sept. 30,   Sept. 30,
                                                    1996        1995
                                                  _________   _________
OPERATING ACTIVITIES
   Net earnings from continuing operations      $  12,346   $  11,664
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
       Depreciation and amortization                5,618       6,028
       Provision (benefit) for deferred
           income taxes                               255      (1,160)
       Loss (gain) on disposal of fixed assets        (41)         54
       Changes in operating assets and liabilities,
       net of effects from business acquisitions and
       discontinued operations:
           Accounts receivable                     (9,641)     (9,187)
           Inventories                               (961)     (4,472)
           Prepaid  expenses and other assets      (2,593)     (4,671)
           Accounts payable and accrued expenses   (3,451)      9,822
                                                  _________   _________
                                                    1,532       8,078
      Net cash provided by discontinued operations    511       2,209
                                                  _________   _________
   NET CASH PROVIDED BY OPERATING ACTIVITIES        2,043      10,287
INVESTING ACTIVITIES
   Additions to property, plant and equipment      (6,724)     (5,382)
   Proceeds from disposal of equipment                176         301
   Increase in intangible assets                     (727)       (679)
   Discontinued  Operations:
        Additions to property, plant and equipment      0         268
        Proceeds from sale of discontinued
            operations                             90,581           0
   Business acquisitions, net of cash acquired       (862)    (12,352)
   Net changes in short-term investments                0       5,275
                                                  _________   _________
   NET CASH PROVIDED BY (USED IN)
        INVESTING ACTIVITIES                       82,444     (12,569)
FINANCING ACTIVITIES
   Purchase of treasury stock                      (8,385)          0
   Purchase and retirement of common stock        (12,657)          0
   Proceeds from exercise of stock options             43          44
   Proceeds of long-term borrowings                18,173      17,500
   Payments of long-term debt                     (79,705)    (17,080)
   Cash dividends                                  (1,927)     (1,852)
                                                  _________   _________
   NET CASH USED IN FINANCING ACTIVITIES          (84,458)     (1,388)
Effect of exchange rate changes on cash and
   cash equivalents                                   (29)        327
                                                  _________   _________
(DECREASE)  IN CASH AND CASH EQUIVALENTS                0      (3,343)
Cash and cash equivalents at beginning of period        0       3,343
                                                  _________   _________
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $       0   $       0
                                                  =========   =========

See accompanying notes to condensed consolidated financial statements.




WATTS INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)


1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all necessary adjustments, consisting only of adjustments of a normal recurring nature, to present fairly Watts Industries, Inc.'s Condensed Consolidated Balance Sheet
as  of  September  30,  1996, the Condensed  Consolidated
Statements  of  Earnings  for  the  three  months   ended
September  30,  1996  and September  30,  1995,  and  the
Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 1996 and September 30, 1995.

    The balance sheet at June 30, 1996 has been derived from
the  audited  financial statements  at  that  date.   The
accounting policies followed by the Company are described
in  the  June  30,  1996 financial statements  which  are
contained  in  the Company's 1996 Annual Report.   It  is
suggested that these financial statements be read in conjunction with the financial statements and notes included in the 1996 Annual Report to stockholders.

2.  In January 1996, the Board of Directors of the Company
approved a plan to dispose of the Company's Municipal
Water Group of businesses, including Henry Pratt Company,
James Jones Company and Edward Barber & Co., Ltd. These
companies were sold on September 4, 1996.   The results
of operations of these companies for the period July 1, 1996 through September 4, 1996 have been reported as income from discontinued operations, net of income taxes, and the income statement for the three months ended
September 30, 1995 has been reclassified to conform with the 1996 presentation.

    The following table sets forth
    summary information relating to
    the Municipal Water Group:
    Dollars in thousands
                                   July 1, 1996  Three Months
                                      through   Ended September
                                   September 4,    30, 1995
                                       1996
Revenues                              $13,958       $21,175
Costs and expenses                    $13,830       $20,373
Income before income taxes            $   128       $   802
Income taxes                          $    49       $   332
Income from Discontinued Operations   $    79       $   470


3. In August 1995, a wholly owned subsidiary of the Company purchased Societe des Etablissements Rene Trubert S.A.("Trubert") of Chartres, France. Trubert is a manufacturer of thermostatic mixing valves sold primarily for commercial and industrial applications to accurately control the temperature of water for human safety and process control. Trubert had net sales of approximately $8,000,000 for the twelve months ended June 30, 1995.

    In September of 1995, a wholly owned subsidiary of the Company acquired the Keane product line from Keane
Controls Corporation. This product line consists of solenoid valves and regulators used in high pressure applications. The annual sales of these products are approximately $1,500,000.

    In September of 1995, a wholly owned subsidiary acquired the Kieley Mueller Control Valve product line from International Valve Corporation. This product line consists of linear and rotary control valves sold primarily for industrial process applications to accurately control the pressure, flow, and temperature of steam and process fluids. The annual sales of these products are approximately $2,800,000.

    In March of 1996, a wholly owned subsidiary of the Company purchased Artec, GmbH ("Artec") of Oberhausen,
Germany. Artec assembles and distributes underfloor heating systems, radiator connection systems and plumbing pipe systems for the German plumbing and heating market.
Artec had net sales of approximately $4,500,000 for the twelve months ended December 31, 1995.

    In September of 1996, a wholly owned subsidiary of the Company purchased certain assets and assumed certain liabilities of Consolidated Precision Corporation ("CPC") of Rivera Beach, Florida. CPC is a manufacturer of high quality control valves, manual and actuated shutoff valves, cryogenic filters, valve manifolds, and bayonet fittings for the cryogenic, ultra-high purity, and industrial gas markets. CPC had annual sales of approximately $2.5 million for the 12 months ending May
31, 1996.


    The aggregate purchase price for these acquisitions was $16,710,000.


4.   The  Company,  like  other  worldwide  manufacturing
companies,   is  subject  to  a  variety   of   potential
liabilities   connected  with  its  business  operations,
including potential liabilities and expenses associated with possible product defects or failures and compliance with environmental laws. The Company maintains product liability and other insurance coverage which it believes to be generally in accordance with industry practices.
Nonetheless, such insurance coverage may not be adequate to protect the Company fully against substantial damage claims which may arise from product defects and failures.

    Leslie Controls, Inc. and Spence Engineering Company, both subsidiaries of the Company, are involved as third-party defendants in various civil product liability actions pending in the U.S. District Court, Northern
District of Ohio. The underlying claims have been filed by present or former employees of various shipping companies for personal injuries allegedly received as a result of exposure to asbestos. The shipping companies contend that they installed in their vessels certain valves manufactured by Leslie Controls and/or Spence
Engineering which contained asbestos. The Company has resort to certain insurance coverage with respect to these matters. Coverage has been disputed by certain of the carriers and , therefore, recovery is questionable, a factor which the Company has considered in its evaluation of these matters. The Company has established certain reserves which it currently believes are adequate in light of the probable and estimable exposure of pending and threatened litigation of which it has knowledge.
Based on facts presently known to it, the Company does not believe the outcome of these proceedings will have a material adverse effect on its financial condition, results of operations, or its liquidity.

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

    The Company is currently a party to or otherwise involved with various administrative or legal proceedings under federal, state or local environmental laws or regulations
involving  a  number  of  sites,  in  some  cases  as   a
participant   in  a  group  of  potentially   responsible
parties.   Three  of these sites, the Sharkey  and  Combe
Landfills in New Jersey, and the San Gabriel Valley/El Monte, California water basin site, are listed on the National Priorities List. With respect to the Sharkey Landfill, the Company has been allocated .75% of the remediation costs, an amount which is not material to the
Company.   Based  on certain developments,  the  Company
elected not to enter into the de minimis settlement proposal with respect to the Sharkey Landfill and has instead decided to participate in the remediation as a participating party. No allocations have been made to date with respect to the Combe Landfill or San Gabriel Valley sites. The EPA has formally notified several
entities   that  they  have  been  identified  as   being
potentially responsible parties with respect to the San Gabriel Valley site. As the Company was not included in this group, its potential involvement in this matter is uncertain at this point given that either the PRPs named to  date  or  the EPA could seek to expand  the  list  of
potentially  responsible parties.   In  addition  to  the
foregoing, the Solvent Recovery Service of New England site and the Old Southington landfill site, both in Connecticut, are on the National Priorities List but,
with   respect  thereto,  the  Company  has   resort   to
indemnification from third parties and based on currently available information, the Company believes it will be entitled to participate in a de minimis capacity.

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

5. On April 16, 1996 and July 17, 1996 the Board of Directors authorized the Company to repurchase up to 2,000,000 and 1,000,000 shares respectively, of its Class A Common Stock through open market and private purchases. Since
the  commencement  of  the share  repurchase  plan,   the
Company had purchased 2,611,500 shares for an aggregate price of $50,195,812. The funds used to finance these
stock  purchases  were  generated  from  operations   and
borrowings from the unsecured line of credit.


Item 2.  WATTS INDUSTRIES, INC. AND SUBSIDIARIES
         Management's Discussion and Analysis of Financial
         Condition and  Results of Operations

Management Initiatives

     In fiscal 1996, the Company reevaluated its strategy and decided to restructure its business in an effort to improve the efficiency of the Company's worldwide operations.

Divestiture

     As part of this strategy, the Company decided to divest itself of the Municipal Water Group of Companies, which consisted of Henry Pratt Company, James Jones Company, and Edward Barber & Company Ltd. This divestiture was completed on September 4, 1996 resulting in an after tax gain of $3,208,000 subject to potential post closing adjustments. The proceeds were used primarily to reduce long term debt and fund the Company's share repurchase program. This divestiture will enable the Company to focus its acquisition and growth strategies on its core markets, namely Plumbing and Heating and Water Quality, and Industrial, and Oil and Gas.

     The results of operations of the Municipal Water Group for fiscal 1997 have been reported as income from discontinued operations, net of income taxes, and the statement of earnings for prior periods has been reclassified to conform with the fiscal 1997 presentation.

Restructuring Activities

     The Company also decided to undertake certain restructuring initiatives aimed at improving the efficiency of certain of its continuing operations. The two most significant initiatives are the relocation of Jameco Industries and the downsizing of Pibiviesse S.p.A. (PBVS).

     The Company has decided to relocate the manufacturing
operations at Jameco Industries from Wyandanch, New York
to a Watts Regulator plant in Spindale, North Carolina.
The expansion of the Spindale facility, which will house
the Jameco activity, is essentially complete.   The
Company anticipates this relocation will be completed this fiscal year. The Company has initiated a plan to streamline and downsize the operations of its PBVS subsidiary. This has resulted in reduced headcount and a reduction in certain fixed overhead costs.

     Since the start of the restructuring, in March of 1996, through September 30, 1996, 105 employees have been released and $2,279,000 has been paid in severance. The total provision for severance recorded in fiscal 1996 was $9,300,000.

Conclusion

     It is expected that the restructuring plan will require more than two years to complete with some positive effects being realized during this fiscal year.


Results of Operations
Quarter Ended September 30, 1996 Compared to
Quarter Ended September 30, 1995

      Net  sales  from  continuing  operations  increased
$21,879,000  (14.2%) to $176,008,000. This  increase  was
primarily attributable to increased shipments of Oil  and
Gas  valves and Plumbing and Heating products which  were
partially   offset  by  lower  sales  of  steam   related
products.  In addition, the inclusion of the net sales of
acquired companies accounted for $3,284,000 of the  sales
increase.  These acquisitions primarily included  Societe
des Etablissements Rene Trubert S.A. ("Trubert") acquired
in  August  of  1995,  located in Chartres,  France;  and
Artec, GmbH ("Artec")acquired in March of 1996 located in
Oberhausen, Germany. The Company had increased  sales  in
Europe  of  $2,236,000 (10.5%). The  Company  intends  to
maintain    its    strategy   of   seeking    acquisition
opportunities as well as expanding its existing market position to achieve sales growth.

     Gross  profit  from continuing operations  increased
$3,435,000  (6.0%)  to $60,356,000  and  decreased  as  a
percentage of net sales from 36.9% to 34.3%. Gross profit
was  adversely affected primarily as a result  of  higher
sales   of  oil  and  gas  products  whose  gross  margin
percentage is lower than the overall Company's gross margin percentage. In addition, the Company experienced lower sales volumes of steam products which resulted in both an unfavorable sales mix and lower absorption of fixed overhead costs.

     Selling,  general and administrative  expenses  from
continuing  operations  increased  $2,744,000  (7.8%)  to
$38,090,000.  This increase was primarily attributable to
increased variable selling expenses associated  with  the
increased  sales of plumbing and heating and oil  and  gas
products  ,   in  both  Europe  and  the  United  States,
combined with the expenses of acquired companies.

     Interest income from continuing operations decreased
$208,000   (67.8%)   to  $99,000.   This   decrease   was
attributable to lower levels of cash and short-term investments.

    Interest expense from continuing operations increased
$346,000  (14.4%)  to  $2,754,000.   This  increase   was
attributable to the increased average levels of debt incurred as a result of the stock buy-back program discussed in Note 5 of the financial statements.

     Net earnings from continuing operations increased $682,000 (5.9%) to $12,346,000. The Company's return on investment for the quarter ended September 30, 1996 was 15% as compared to 10.8% for the quarter ended September 30, 1995.

    The change in foreign exchange rates had an immaterial impact on the net results of operations.

    The weighted average number of common shares outstanding on September 30, 1996, decreased to 27,436,579 from 29,792,386 for primary earnings per share. This decrease was attributable to the Company purchasing Class A Common
Stock   on  the  open  market  in  connection  with   its
previously announced share repurchase program. Primary and fully diluted earnings per share from continuing
operations   were  $.45   for  the  three  months   ended
September  30, 1996 compared to earnings of  $.39 for the
three  months  ended September 30, 1995.   Earnings  from
discontinued   operations  during   the   quarter   ended
September 30, 1996 were $.003 compared to $.02 for the three months ended September 30, 1995.

Liquidity and Capital Resources

    During the quarter ended September 30, 1996, the Company received $90,581,000 of proceeds as a result of its sale of discontinued operations. These proceeds were used to reduce the borrowings under its line of credit and to fund additional share purchases under its existing share repurchase program.

    During the quarter ended September 30, 1996, the Company spent $6,724,000 on capital expenditures for continuing
operations,   primarily   manufacturing   machinery   and
equipment, as part of its commitment to continuously improve its manufacturing capabilities.

    Working capital at September 30, 1996 was $200,910,000
compared  to $196,468,000 at June 30, 1996. The ratio  of
current  assets to current liabilities was 2.4  to  1  at
September 30, 1996 compared to 2.5 to 1 at June 30, 1996.
Cash  and  short-term investments were zero at  September
30,   1996  and  June  30,  1996.  The  Company  utilized
overdraft  facilities  with  certain  banks  during   the
quarter  ended September 30, 1996, to minimize borrowings
under  its  line  of credit.    Debt as a  percentage  of
total  capital employed was 24.5% at September  30,  1996
compared  to  33.8%  at  June 30, 1996.   This  decreased
percentage resulted from the use of the proceeds from the sale of discontinued operations to reduce long term debt.

    The Company has available an unsecured, $125,000,000 line
of  credit,   which  expires on  August  31,  1999.   The
Company's  intent is to utilize this credit  facility  to
support   the  Company's  acquisition  program,   working
capital requirements from acquisitions, and for general corporate purposes. As of September 30, 1996, there were no borrowings under this line of credit.

    The Company from time to time is involved with environmental proceedings and incurs costs on an ongoing basis related to environmental matters. The Company has been named a potentially responsible party with respect to currently identified contaminated sites, which are in various stages of the remediation process. The Company has evaluated its potential exposure based on all currently available information and has recorded its estimate of its liability for environmental matters. The ultimate outcome of these environmental matters cannot be determined. The Company currently anticipates that it will not incur significant expenditures in fiscal 1997 in connection with any of these environmentally contaminated sites. Please see Note 4 to the accompanying condensed consolidated financial statements.

    The Company anticipates that available funds and those funds provided from current operations will be sufficient to meet current operating requirements and anticipated capital expenditures for at least the next 24 months.

Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K

    (a) Exhibits. The exhibits are furnished elsewhere in this report.

    (b) A report on Form 8-K was filed with the Securities and Exchange Commission September 18, 1996.
         The following items were reported in the Form 8-K:

         (1)  Item 2.  Acquisition or Disposal of Assets

         (2)  Item 7.  Financial Statements, Pro  Forma
              Financial Information  and  Exhibits.
              There were no financial statements filed with this Form 8-K.



                         SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             WATTS INDUSTRIES, INC.

Date:   November 11, 1996          By:/s/ Timothy P. Horne
                                      ________________
                                      Timothy P. Horne
                                      President




Date:   November 11, 1996          By: /s/Kenneth J. McAvoy
                                      ____________________
                                      Kenneth J. McAvoy
                                      Chief Financial Officer and
                                      Treasurer

                   EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.


Exhibit No.                        Description

3.1                        Restated Certificate of
                           Incorporation, as amended.(1)

3.2                        Amended and Restated By-Laws. (2)

11                         Computation of earnings per share *

27                         Financial Data Schedule  *



(1) Incorporated by reference to the relevant exhibit to the Registrant's Annual Report on Form 10-K filed with the
Securities and Exchange Commission on September  28, 1995.

(2) Incorporated by reference to the relevant exhibit to the
Registrant's   Current Report on Form 8-K filed with  the
Securities and Exchange  Commission on May 15, 1992.

*  Filed herewith.