Form 10-Q
period 1996-12-31
WATTS INDUSTRIES INC
filed 1997-02-13
CIK 795403

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549


                          FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended December 31, 1996

                             or

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class              Outstanding at January 31, 1997

Class A Common, $.10 par value           15,672,660
Class B Common, $.10 par value           11,365,627



          WATTS INDUSTRIES, INC. AND SUBSIDIARIES


                            INDEX


Part I.             Financial Information                   Page #

  Item 1.  Condensed Consolidated Balance Sheets at
           December 31, 1996 and June 30, 1996              3

           Condensed Consolidated Statements of
           Earnings for the Three Months Ended
           December 31, 1996 and December 31, 1995          4

           Condensed Consolidated Statements of
           Earnings for the Six Months Ended
           December 31, 1996 and December 31, 1995          5

           Condensed Consolidated Statements of Cash
           Flows for the Six Months Ended December 31,
           1996 and December 31, 1995                       6

           Notes to Condensed Consolidated Financial
           Statements                                     7-8

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations 9-12

Part II.     Other Information

  Item 1.  Legal Proceedings                            13-14

  Item 4.  Submission of Matters to a Vote of Security
           Holders                                      14-15

  Item 6.  Exhibits and Reports on Form 8-K                15

  Signatures                                               16

           Exhibit Index                                   17

           Exhibit  11 - Computation of Per Share Earnings 18

           Exhibit 27 - Financial Data Schedule            19