Form 10-Q
period 1997-03-31
WATTS INDUSTRIES INC
filed 1997-05-15
CIK 795403

UNITED STATES

             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549


                          FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended March 31, 1997

                             or

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                        Outstanding at April 30, 1997

Class A Common, $.10 par value                   15,847,460
Class B Common, $.10 par value                   11,265,627



           WATTS INDUSTRIES, INC. AND SUBSIDIARIES


                            INDEX


Part I. Financial Information                                Page #

     Item 1.  Condensed Consolidated Balance Sheets at
              March 31, 1997 and June 30, 1996                 3

              Condensed Consolidated Statements of
              Operations for the Three Months Ended
              March 31, 1997 and March 31, 1996                4

              Condensed Consolidated Statements of
              Operations for the Nine Months Ended
              March 31, 1997 and March 31, 1996                5

              Condensed Consolidated Statements of Cash
              Flows for the Nine Months Ended
              March 31, 1997 and March 31, 1996                6

              Notes to Condensed Consolidated Financial
              Statements                                     7-10

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations 11-16

Part II.     Other Information

     Item 1.   Legal Proceedings                            16-18

     Item 6.  Exhibits and Reports on Form 8-K                 18

     Signatures                                                19

           Exhibit Index                                       20

           Exhibit  11 - Computation of Per Share  Earnings    21

           Exhibit 27 - Financial Data Schedule                22



PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
WATTS INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands,  except share information)
                                                     (Unaudited)   (Audited)
                                                     March 31,     June 30,
                                                        1997         1996
                                                     _________     _________
CURRENT ASSETS
   Cash and cash equivalents.......................$     3,380   $       0
   Trade accounts receivable, less allowance
     for doubtful accounts of $7,855 and $8,822....    133,117     116,370
   Inventories:
         Finished goods............................     83,124      86,922
         Work in process...........................     33,710      30,994
         Raw materials.............................     67,366      64,182
                                                     _________     _________
                                                       184,200     182,098
   Prepaid expenses and other current assets.......     13,020       9,283
   Deferred income taxes ..........................     21,722      24,662
   Net assets of discountinued operations..........          0      78,401
                                                     _________     _________
        Total Current Assets.......................    355,439     410,814
OTHER ASSETS
   Intangible assets, net..........................      5,776       6,248
   Goodwill, net...................................    111,131      79,489
   Other...........................................      6,118       6,457
PROPERTY, PLANT AND EQUIPMENT
   Property, plant and equipment, at cost..........    275,379     260,328
   Less allowance for depreciation.................   (124,087)    (112,378)
                                                     _________     _________
                                                       151,292     147,950
                                                     _________     _________
TOTAL ASSETS                                       $   629,756   $ 650,958
                                                     =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable................................$    45,340   $  46,022
   Accrued expenses and other current liabilities..     74,854      78,573
   Accrued compensation and benefits...............     10,300       7,756
   Income taxes payable............................      3,707         687
   Current portion of long-term debt...............      2,310       2,907
                                                     _________     _________
        Total Current Liabilities..................    136,511     135,945
LONG-TERM DEBT, less current portion...............    132,742     160,243
DEFERRED INCOME TAXES..............................     13,211      13,842
OTHER NONCURRENT LIABILITIES.......................      9,307      10,291
MINORITY INTEREST..................................     11,482      11,054
STOCKHOLDERS' EQUITY
   Class A Common Stock, $.10 par value;1 vote per
   share 80,000,000 shares authorized, 15,775,860
   shares issued and outstanding at March 31.......      1,578       1,686
   Class B Common Stock, $.10 par value;10 votes per
   share 25,000,000 shares authorized, 11,265,627
   shares issued and outstanding at March 31.......      1,126       1,136
   Additional paid-in capital......................     45,725      67,930
   Retained earnings...............................    283,756     249,415
   Cumulative translation adjustment...............     (5,682)       (584)
                                                     _________     _________
        Total Stockholders' Equity.................    326,503     319,583
                                                     _________     _________
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.........$   629,756   $ 650,958
                                                     =========     =========
See accompanying notes to condensed consolidated financial statements.



WATTS INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)
                                                     Three Months Ended
                                                     ____________________
                                                     March 31,     March 31,
                                                        1997         1996
                                                     _________     _________
Net sales .........................................$   184,191   $ 159,823
Cost of goods sold ................................    120,461     114,882
                                                     _________     _________
   GROSS PROFIT ...................................     63,730      44,941
Selling, general & administrative expenses ........     40,983      51,053
Restructuring charges..............................          0      19,891
Impairment of long-lived assets....................          0      63,065
                                                     _________     _________
   OPERATING INCOME (LOSS).........................     22,747     (89,068)
Other (income) expense:
   Interest income ................................       (125)       (163)
   Interest expense ...............................      2,715       2,521
   Other - net ....................................       (280)        159
                                                     _________     _________
                                                         2,310       2,517
                                                     _________     _________

   INCOME (LOSS) FROM CONTINUING
   OPERATIONS BEFORE INCOME TAXES .................     20,437     (91,585)
Income tax provision (benefit) ....................      7,548     (11,282)
                                                     _________     _________
   INCOME (LOSS)FROM CONTINUING OPERATIONS ........$    12,889   $ (80,303)
   INCOME FROM DISCONTINUED OPERATIONS ............          0       1,030
                                                     _________     _________
   NET INCOME (LOSS)...............................$    12,889   $ (79,273)
                                                     =========     =========

Primary and fully-diluted income (loss) per share :
   CONTINUING OPERATIONS ............................     $.47      ($2.70)
   DISCONTINUED OPERATIONS ..........................     0.00        0.03
                                                     __________    _________
   NET INCOME (LOSS).................................     $.47      ($2.67)
                                                     ==========    =========

Cash dividends per share.............................  $ .0775     $ .0700
                                                     ==========    =========
See accompanying notes to condensed consolidated financial statements.


WATTS INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)
                                                     Nine Months Ended
                                                     _____________________
                                                     March 31,     March 31,
                                                        1997         1996
                                                     _________     _________
Net sales .........................................$   534,419   $ 470,545
Cost of goods sold ................................    350,181     312,770
                                                     _________     _________
   GROSS PROFIT ...................................    184,238     157,775
Selling, general & administrative expenses ........    118,087     123,104
Restructuring charges..............................          0      19,891
Impairment of long-lived assets....................          0      63,065
                                                     _________     _________
   OPERATING INCOME (LOSS).........................     66,151     (48,285)
Other (income) expense:
   Interest income ................................       (397)       (540)
   Interest expense ...............................      7,938       7,496
   Other - net ....................................        170         981
                                                     _________     _________
                                                         7,711       7,937
                                                     _________     _________

   INCOME (LOSS) FROM CONTINUING
   OPERATIONS BEFORE INCOME TAXES .................     58,440     (56,222)
Income tax provision ..............................     21,454       2,366
                                                     _________     _________
   INCOME (LOSS)FROM CONTINUING OPERATIONS ........$    36,986   $ (58,588)
   INCOME FROM DISCONTINUED OPERATIONS ............         79       2,226
   GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS ....      3,208           0
                                                     _________     _________
   NET INCOME (LOSS)...............................$    40,273   $ (56,362)
                                                     =========     =========

Primary and fully-diluted income (loss) per share :
   CONTINUING OPERATIONS ............................    $1.35      ($1.97)
   DISCONTINUED OPERATIONS ..........................     0.00        0.08
   GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS ......     0.12        0.00
                                                     __________    _________
   NET INCOME (LOSS).................................    $1.47      ($1.89)
                                                     ==========    =========

Cash dividends per share.............................  $ .2175     $ .1950
                                                     ==========    =========
See accompanying notes to condensed consolidated financial statements.




WATTS INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF  CASH FLOWS
(Amounts in thousands)
(Unaudited)
                                                     Nine Months Ended
                                                     ___________________
                                                     March 31,     March 31,
                                                        1997         1996
                                                     _________     _________
OPERATING ACTIVITIES
   Income (loss) from continuing operations        $    36,986   $ (58,588)
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
   Restrucuring                                         (4,335)     18,734
   Impairment of long-lived assets                           0      63,065
       Depreciation and amortization                    17,026      17,508
       Provision (benefit) for deferred income taxes     1,080     (18,234)
       Gain on disposal of fixed assets                   (561)        (15)
       Changes in operating assets and liabilities,
        net of effects from business acquisitions :
           Accounts receivable                         (16,966)      2,550
           Inventories                                  (2,612)     (5,282)
           Prepaid  expenses and other assets           (2,621)        786
           Accounts payable and accrued expenses        (3,370)     18,279
                                                     _________     _________
                                                        24,627      38,803
       Net cash provided by
       discontinued operations                             653         842
                                                     _________     _________
   NET CASH PROVIDED BY OPERATING ACTIVITIES            25,280      39,645

INVESTING ACTIVITIES
   Additions to property, plant and equipment          (21,075)    (19,906)
   Proceeds from disposal of equipment                   1,756       2,267
   Increase in intangible assets                          (771)     (1,392)
   Discontinued  Operations:
        Additions to property, plant and equipment        (142)       (839)
        Proceeds from disposal of equipment                  0          17
        Proceeds from sale of discontinued operations   90,581           0
   Business acquisitions, net of cash acquired         (37,575)    (13,110)
   Net changes in short-term investments                     0       4,483
                                                     _________     _________
   NET CASH PROVIDED BY (USED IN)
        INVESTING ACTIVITIES                            32,774     (28,480)

FINANCING ACTIVITIES
   Purchase and retirement of common stock             (23,069)          0
   Proceeds from exercise of stock options                 746         681
   Proceeds of long-term borrowings                     91,376      42,567
   Payments of long-term debt                         (119,088)    (52,425)
   Cash dividends                                       (5,932)     (5,782)
                                                     _________     _________
   NET CASH USED IN FINANCING ACTIVITIES               (55,967)    (14,959)
Effect of exchange rate changes on cash and
   cash equivalents                                      1,293         451
                                                     _________     _________
INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS        3,380      (3,343)
Cash and cash equivalents at beginning of period             0       3,343
                                                     _________     _________
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $     3,380   $       0
                                                     =========     =========

See accompanying notes to condensed consolidated financial statements.






WATTS INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all necessary adjustments, consisting only of adjustments of a normal recurring nature, to present fairly Watts Industries, Inc.'s Condensed Consolidated Balance Sheet as of March 31, 1997, the Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 1997 and March 31, 1996, and the Condensed
Consolidated Statements of Cash Flows for the nine months ended March 31, 1997 and March 31, 1996.

      The balance sheet at June 30, 1996 has been derived from the audited financial statements at that date. Certain amounts have been reclassified to conform with the 1997 presentation. The accounting policies followed by the Company are described in the June 30, 1996 financial statements which are contained in the Company's 1996 Annual Report. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the 1996 Annual Report to stockholders.

      Additional information about certain accounting policies follows.

Revenue Recognition

      The Company records revenue, net of a provision for estimated returns and allowances, upon shipment.

Property, Plant and Equipment

      The estimated useful lives of each major class of property, plant and equipment are as follows:

               Buildings and improvements         10-40 years
               Machinery and equipment         5-15 years

Long-Lived Assets

      Impairment losses on long-lived assets are recognized when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. The amount of such losses is recorded by reducing the value of the affected long-lived assets to fair value, as determined using information that is available in the circumstances.

2. In January 1996, the Board of Directors of the Company approved a plan to dispose of the Company's Municipal Water Group of businesses, including Henry Pratt Company, James Jones Company and Edward Barber & Co., Ltd. These companies were sold on September 4, 1996. The results of operations of these companies for all periods prior to the sale have been reported as income from discontinued operations, net of income taxes.

     The following table sets
    forth summary information
    relating to the Municipal
                 Water Group:
Dollars in thousands
                             July 1, 1996        Nine Months Ended
                      through September 4, 1996    March 31, 1996

Revenues                          $13,958           $61,655
Costs and expenses                $13,830           $57,909
Income before income taxes        $   128           $3,746
Income taxes                      $    49           $1,520
   Income from Discontinued
     Operations                   $    79           $2,226

3. The Company decided to undertake certain restructuring initiatives aimed at improving the efficiency of certain of its continuing operations during the quarter ended March 31, 1996. The two most significant restructuring initiatives are the relocation of Jameco Industries, Inc. ("Jameco") from Wyandanch, New York to the Company's existing Spindale, North Carolina manufacturing facility and the downsizing of Pibiviesse S.p.A. ("PBVS").

      As a result of this initiative, the Company recorded a $25,415,000 restructuring charge during the year ended June 30, 1996. This charge was made to recognize severance payments, other incremental costs and asset write-downs that were expected to result from the restructuring. At March 31, 1997, $8,743,000 of the estimated costs of the restructuring initiative remained unpaid. Such unpaid costs were principally future severance payments and contract termination costs.

      During the twelve months ended March 31, 1997, 236 employees were released and $3,628,000 in severance payments were made to those employees. There were no additional severance expense provisions or other adjustments to the related accrued liability during that period. The Company presently expects that, on a net basis, approximately 54 additional employees will be released in connection with the restructuring initiative and that the balance of accrued but unpaid severance costs are expected to be paid before June 1999.

       Other payments made in connection with the Company's restructuring initiative during the twelve months ended March 31, 1997 amounted to $4,487,000 and were made principally in connection with the relocation of Jameco and the downsizing of PBVS. It is presently expected that these initiatives will be complete by June 30, 1997 and June 30, 1998, respectively. There were no other expense provisions for such costs or other adjustments to the related accrued liability during the nine months ended March 31, 1997.

4. In August of 1995, a wholly owned subsidiary of the Company purchased Societe des Etablissements Rene Trubert S.A.("Trubert") of Chartres, France. Trubert is a manufacturer of thermostatic mixing valves sold primarily for commercial and industrial applications to accurately control the temperature of water for human safety and process control. Trubert had net sales of approximately $8,000,000 for the twelve months ended June 30, 1995.

      In August of 1995, a wholly owned subsidiary of the Company acquired the Keane product line from Keane Controls Corporation. This product line consists of solenoid valves and regulators used in high pressure applications. The annual sales of these products, at the time of the acquisition, were approximately $1,500,000.

      In August of 1995, a wholly owned subsidiary acquired the Kieley Mueller Control Valve product line from International Valve Corporation. This product line consists of linear and rotary control valves sold primarily for industrial process applications to accurately control the pressure, flow, and temperature of steam and process fluids. The annual sales of these products, at the time of the acquisition, were approximately $2,800,000.

      In March of 1996, a wholly owned subsidiary of the Company purchased Artec, GmbH ("Artec") of Oberhausen, Germany. Artec assembles and distributes underfloor heating systems, radiator connection systems and plumbing pipe systems for the German plumbing and heating market. Artec had net sales of approximately $4,500,000 for the twelve months ended December 31, 1995.

     In September of 1996, a wholly owned subsidiary of the Company purchased certain assets and assumed certain liabilities of Consolidated Precision Corporation ("CPC") of Riviera Beach, Florida. CPC is a manufacturer of high quality control valves, manual and actuated shutoff valves, cryogenic filters, valve manifolds, and bayonet fittings for the cryogenic, ultra-high purity, and industrial gas markets. CPC had sales of approximately $2,500,000 for the 12 months ended May 31, 1996.

       In January of 1997, a wholly owned subsidiary of the Company purchased Ames Co., Inc. ("Ames") of Woodland, California. Ames designs, manufactures and markets UL/FM certified backflow prevention valves for use in the fire protection market. Ames had sales for the twelve months ended December 31, 1996 of approximately $27,000,000.

      The aggregate purchase price for these acquisitions was approximately $53,200,000.

      During the quarter ended March 31, 1997, the Company entered into a joint venture with the agent who has been marketing the imported vitreous china and faucets product lines, which have annual sales of approximately $15,000,000 in the DIY market and were originally part of the Jameco business. This decision should improve sales volume and profitability for this product line. The Company will have a 49% ownership and report future activities as a minority interest. The effective date of this joint venture is expected to be June 1, 1997.

5. On April 16, 1996, July 17, 1996, and April 15, 1997 the Board of Directors authorized the Company to repurchase 2,000,000 shares, 1,000,000 shares, and 500,000 shares, respectively, of its Class A Common Stock through open market and private purchases. Since the commencement of the share repurchase plan, the Company has purchased 2,680,200 shares for an aggregate price of $51,635,978. The funds used to finance these stock purchases were generated from the sale of the Municipal Water Group.

6. Certain of the Company's loan agreements contain covenants that require, among other items, the maintenance of certain financial ratios and net worth and limit the Company's ability to enter into secured borrowing arrangements. Under its most restrictive loan covenant, which requires the Company to maintain a net worth of not less than the sum of $295,000,000 and 50% of cumulative consolidated net income of the Company for full fiscal years subsequent to June 30, 1996, the Company had $31,500,000 available for the payment of dividends at March 31, 1997.

7. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating earnings per share, the dilutive effect of common stock equivalents will be excluded. The impact is expected to result in an increase in primary earnings per share in the quarter ended March 31, 1997 of $0.005 per share. The impact of Statement No. 128 on the calculation of fully diluted earnings per share for the quarter ended March 31, 1997 is expected to be immaterial.



Item 2.     WATTS INDUSTRIES, INC. AND SUBSIDIARIES
            Management's Discussion and Analysis of Financial Condition and Results of Operations

Management Initiatives

      In fiscal 1996, the Company reevaluated its strategy and decided to restructure its business in an effort to improve the efficiency of the Company's worldwide operations.

Divestiture

     As part of this strategy, the Company decided to divest itself of the Municipal Water Group of Companies, which consisted of Henry Pratt Company, James Jones Company, and Edward Barber & Company Ltd. This divestiture was completed on September 4, 1996 resulting in an after-tax gain of $3,208,000 subject to potential post closing adjustments. The proceeds were used primarily to reduce long-term debt and fund the Company's share repurchase program. This divestiture will enable the Company to focus its acquisition and growth strategies on its core markets, namely Plumbing and Heating and Water Quality, and Industrial, and Oil and Gas.

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

       The Company has decided to relocate the manufacturing operations of Jameco from Wyandanch, New York to a Watts Regulator plant in Spindale, North Carolina. The expansion of the Spindale facility, which will house the Jameco activity, is complete. The Company is currently moving manufacturing equipment and implementing administrative and information systems in North Carolina. The Company anticipates this relocation will be completed during this fiscal year. The Company also initiated a plan to consolidate and downsize the operations of its PBVS subsidiary in Italy. This consolidation will be completed during fiscal 1998. These actions will result in reduced headcount and a reduction in certain fixed overhead costs.

Impairment of Long-Lived Assets

      The impairment of long-lived assets charge mainly pertains to the Company's Italian subsidiaries. Management concluded that the goodwill at Intermes was impaired due to a change in interpretation of the Italian tax law regarding the deductibility of goodwill amortization coupled with decreasing margins and operating profits. In addition, PBVS had experienced significant losses since acquisition. In connection with the reevaluation of its business strategy in Italy, management concluded an impairment had occurred and has recorded a loss by reducing the value of affected long-lived assets, primarily goodwill, to fair value, as determined using a discounted cash flow approach.

Conclusion

      In fiscal 1996 the Company recorded an after-tax charge of $92,986,000, including $63,065,000 for impairment of long-lived assets, as part of these restructuring costs. The charge was recorded as follows:

                                        Fiscal 1996        (000's)
                                       Quarter Ended
                                   3/31/96        6/30/96      Total

Cost of Goods Sold                $  9,508                  $  9,508
Selling, General & Administrative   13,753                    13,753
Restructuring                       19,891         $5,524     25,415
Impairment of Long-Lived Assets     63,065          _____     63,065

                                   106,217          5,524    111,741
Income Tax Benefit                  16,585          2,170     18,755

After-Tax Charge                   $89,632         $3,354    $92,986

      The $25,415,000 of restructuring expense includes $9,300,000 of severance; $8,400,000 of asset write-downs for assets to be abandoned or sold; and $7,700,000 of exit costs. The $7,700,000 of exit costs are comprised primarily of lease and other contract termination costs and employee and plant relocation costs.

      The $13,753,000 of expense recorded in selling, general and administrative expense is primarily comprised of $4,000,000 of product liability costs; $3,500,000 of bad debts; $2,000,000 of environmental reserves; and $1,000,000 of consulting fees.

      It is expected that the restructuring plan will require at least two additional fiscal years to complete with some positive effects being realized during this fiscal year, although unanticipated events could affect the cost and timing of the restructuring plan.

Results of Operations
Quarter Ended March 31, 1997 Compared to
Quarter Ended March 31, 1996

      Net sales from continuing operations increased $24,368,000 (15.3%) to $184,191,000. This increase was primarily attributable to increased unit shipments of both oil and gas valves and plumbing and heating valves. The increased unit shipments of oil and gas valves is supported by a strong worldwide oil and gas market. The increased unit shipments of plumbing and heating valves is primarily attributable to increased penetration into the home improvement retail market. The inclusion of the net sales of acquired companies accounted for $7,278,000 of the sales increase. These acquisitions include Ames Co., Inc. ("Ames") acquired in January of 1997 located in Woodland, California; Consolidated Precision Corporation ("CPC") acquired in September of 1996 located in Riviera Beach, Florida; and Artec, GmbH ("Artec") acquired in March of 1996 located in Oberhausen, Germany. The Company experienced a sales increase of $17,090,000 (10.7%) excluding the impact of acquisitions. The dollar strengthened relative to the functional currency of several of the Company's subsidiaries during the quarter ended March 31, 1997. Had these foreign exchange rates remained constant with the foreign exchange rates in effect during the quarter ended March 31, 1996, the Company would have experienced a sales increase of 12.9%, excluding the impact of acquisitions. The Company intends to maintain its strategy of seeking acquisition opportunities as well as expanding its existing market position to achieve sales growth.

      Gross profit from continuing operations increased $18,789,000 (41.8%) to $63,730,000. Excluding the $9,508,000 of inventory write-downs included in cost of sales in the quarter ended March 31, 1996 as part of the restructuring, gross profit would have increased $9,281,000 (17.1%) and would have increased as a percentage of net sales from 34.1% to 34.6%. This percentage increase is primarily the result of the increased sales volumes and gross margins at the
Company's  oil  and  gas  valve  manufacturing  facilities.    This
increase from the oil and gas group was partially offset by an unfavorable sales mix and inventory reduction programs from certain of the Company's subsidiaries.

      Selling, general and administrative expenses in the quarter ended March 31, 1996 include $13,753,000 of restructuring related expenses; $19,891,000 of restructuring expenses; and $63,065,000 of impairment of long-lived assets. These charges are discussed in the management initiative section above. Excluding the effect of these charges, selling, general and administrative expenses increased $3,683,000 (9.9%) to $40,983,000 and decreased as a percentage of net sales from 23.3% to 22.2%. The increase in spending is primarily attributable to the inclusion of the expenses of acquired companies and increased variable selling expenses associated with the increased net sales.

      Excluding the $106,217,000 of restructuring and related charges recorded in the quarter ended March 31, 1996, operating earnings increased $5,598,000 (32.6%) to $22,747,000 and increased as a percentage of net sales from 10.7% to 12.4%.

      The increase in other income is primarily attributable to the gain on the sale of certain fixed assets.

      Earnings from continuing operations for the quarter ended March 31, 1997, excluding the after-tax restructuring and related charges of $89,632,000 recorded in the quarter ended March 31, 1996, increased $3,560,000 (38.2%) to $12,889,000.

      The change in foreign exchange rates had an adverse impact on the net earnings from continuing operations of approximately $300,000.

      The weighted average number of common shares outstanding on March 31, 1997, decreased to 27,303,784 from 29,732,876 for primary earnings per share. This decrease was attributable to the Company purchasing Class A Common Stock on the open market in connection with its previously announced share repurchase program. Primary and fully diluted earnings per share from continuing operations were $.47 for the three months ended March 31, 1997 compared to earnings of $.32 per share, excluding the restructuring charges discussed above, for the three months ended March 31, 1996.

Results of Operations
Nine Months Ended March 31, 1997 Compared to
Nine Months Ended March 31, 1996

      Net sales from continuing operations increased $63,874,000 (13.6%) to $534,419,000. This increase was primarily attributable to increased unit shipments of both oil and gas valves and plumbing and heating valves. The increased unit shipments of oil and gas valves is supported by a strong worldwide oil and gas market. The increased unit shipments of plumbing and heating valves is primarily associated with increased demand from plumbing and heating wholesalers and increased penetration into the home repair retail market. In addition, the inclusion of the net sales of acquired companies accounted for $11,116,000 of the sales increase. These acquisitions include Ames acquired in January of 1997 located in Woodland, California; CPC acquired in September of 1996 located in Riviera Beach, Florida; and Artec acquired in March of 1996 located in Oberhausen, Germany. Excluding the impact of these acquisitions, sales would have increased 11.2%. The dollar strengthened relative to the functional currency of several of the Company's subsidiaries during the nine months ended March 31, 1997. Had these foreign exchange rates remained constant with the foreign exchange rates in effect during fiscal 1996, the Company would have experienced a sales increase of 12% excluding the impact of acquisitions. The Company intends to maintain its strategy of seeking acquisition opportunities as well as expanding its existing market position to achieve sales growth.

      Gross profit from continuing operations increased $26,463,000 (16.8%). Excluding the $9,508,000 of inventory write-downs recorded in cost of sales last fiscal year as part of the restructuring charges, gross profit would have increased $16,955,000 (10.1%) to $184,238,000 and decreased as a percentage of net sales from 35.6% to 34.5%. The gross profit percentage was adversely affected by an unfavorable sales mix variance on certain valves within the plumbing and heating product line. The gross profit percentage was also adversely affected as a result of the higher sales of oil and gas valves whose gross margin percentage is lower than the Company's overall gross margin percentage.

      Selling, general and administrative expenses in the period ended March 31, 1996 include $63,065,000 of impairment of long-lived asset write-downs; $19,891,000 of restructuring costs; and $13,753,000 within selling, general and administrative expenses recorded as part of the overall restructuring. Selling, general and administrative expenses from continuing operations, excluding these charges, increased $8,736,000 (8.0%) to $118,087,000 and decreased  as  a  percentage of sales  from  23.2%  to  22.1%.  The increase in spending is primarily attributable to increased commissions and variable selling expenses associated with the increased sales and the inclusion of the expenses of acquired companies.

      Earnings from continuing operations, excluding the after-tax restructuring and related charges of $89,632,000 recorded in the quarter ended March 31, 1996, increased $5,942,000 (19.1%) to $36,986,000. The Company's return on average stockhholder's investment for continuing operations (excluding the gain on the sale of the Municipal Water Group) was 15.1% for the nine months ended March 31, 1997 compared to 10.4% for the nine months ended March 31, 1996. This calculation excludes the restructuring charges recorded last fiscal year.

      The weighted average number of common shares outstanding on March 31, 1997, decreased to 27,311,456 from 29,757,391 for primary earnings per share. This decrease was attributable to the Company purchasing Class A Common Stock on the open market in connection with its previously announced share repurchase program. Primary and fully diluted earnings per share from continuing operations were $1.35 (excluding the gain of $.12 per share on the sale of the Municipal Water Group) for the nine months ended March 31, 1997 compared to earnings per share of $1.05 (excluding restructuring and related expenses) for the nine months ended March 31, 1996. This is an increase of 28.6%. Earnings per share from discontinued operations were zero for the nine months ended March 31, 1997 compared to $.08 per share for the nine months ended March 31, 1996.

Liquidity and Capital Resources

      During the nine months ended March 31, 1997, the Company received $90,581,000 of proceeds as a result of its sale of the Municipal Water Group. These proceeds were used to reduce the borrowings under its line of credit and to fund additional share purchases under its existing share repurchase program.

     During the nine months ended March 31, 1997, the Company spent $21,075,000 on capital expenditures for continuing operations, primarily manufacturing machinery and equipment, as part of its commitment to continuously improve its manufacturing capabilities. The Company's capital expenditure budget for fiscal 1997 is $31,000,000.

      During the nine months ended March 31, 1997, the Company invested in two acquisitions. In September of 1996, a wholly owned subsidiary of the Company purchased certain assets and assumed certain liabilities of CPC of Riviera Beach, Florida. CPC is a manufacturer of high quality control valves, manual and actuated shutoff valves, cryogenic filters, valve manifolds, and bayonet fittings for the cryogenic and ultra-high purity and industrial gas market. CPC had sales of approximately $2,500,000 for the twelve months ended May 31, 1996. In January of 1997, a wholly owned subsidiary of the Company purchased Ames of Woodland, California. Ames designs, manufactures, and markets UL/FM certified backflow prevention valves for use in the fire protection market. Ames had sales of approximately $27,000,000 for the twelve months ended December 31, 1996. The aggregate purchase price for these two acquisitions was $37,575,000.

     Working capital at March 31, 1997 was $218,928,000 compared to $196,468,000 at June 30, 1996. The ratio of current assets to current liabilities was 2.6 to 1 at March 31, 1997 compared to 2.5 to 1 at June 30, 1996. Cash and short-term investments were $3,380,000 at March 31, 1997 and zero at June 30, 1996. Debt as a percentage of total capital employed was 29.3% at March 31, 1997 compared to 33.8% at June 30, 1996. This decreased percentage resulted from the use of a portion of the proceeds from the sale of the Municipal Water Group to reduce long-term debt.

      The Company has available an unsecured $125,000,000 line of credit, which expires on August 31, 1999. The Company's intent is to utilize this credit facility to support the Company's acquisition program, working capital requirements from acquisitions, and for general corporate purposes. As of March 31, 1997, there was $35,000,000 borrowed under this line of credit.

      The Company from time to time is involved with environmental proceedings and incurs costs on an ongoing basis related to environmental matters. The Company currently anticipates that it will not incur significant expenditures in fiscal 1997 in connection with any of these environmentally contaminated sites. Please see Part II, Item 1. Legal Proceedings.

      The Company anticipates that available funds and those funds provided from current operations will be sufficient to meet current operating requirements and anticipated capital expenditures for at least the next 24 months.

Part II.  Other Information

Item 1.   Legal Proceedings

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

     The Company is currently a party to or otherwise involved with various administrative or legal proceedings under federal, state or local environmental laws or regulations involving a number of sites, in some cases as a participant in a group of potentially responsible parties. Four of these sites, the Sharkey and Combe Landfills in New Jersey, the San Gabriel Valley/El Monte, California water basin site, and the Cherokee Oil Resources Site in Charlotte, North Carolina, are listed on the National Priorities List. With respect to the Sharkey Landfill, the Company has been allocated .75% of the remediation costs, an amount which is not material to the Company. No allocations have been made to date with respect to the Combe Landfill or San Gabriel Valley sites. The EPA has formally notified several entities that they have been identified as being potentially responsible parties with respect to the San Gabriel Valley site. As the Company was not included in this group, its potential involvement in this matter is uncertain at this point given that either the PRPs named to date or the EPA could seek to expand the list of potentially responsible parties. With respect to the Cherokee Oil Resources Site, the Company has elected to participate in a de minimis settlement. In addition to the foregoing, the Solvent Recovery Service of New England site and the Old Southington landfill site, both in Connecticut, are on the National Priorities List but, with respect thereto, the Company has resort to indemnification from third parties and based on currently available information, the Company believes it will be entitled to participate in a de minimis capacity.

      With respect to the Combe Landfill, the Company is one of approximately 30 potentially responsible parties. The Company and all other PRP's have received a Supplemental Directive from the New Jersey Department of Environmental Protection & Energy in 1994 seeking to recover approximately $9 million in the aggregate for the operation, maintenance, and monitoring of the implemented remedial action taken up to that time in connection with the Combe Landfill North site. Certain of the PRP's, including the Company, are currently negotiating with the state only to assume maintenance of this site in an effort to reduce future costs. The Company and the remaining PRPs have also received a formal demand from the U.S. Environmental Protection Agency to recover approximately $17 million expended to date in the remediation of this site. The EPA has filed suit against certain of the PRP's, and the Company has recently been named a third-party defendant in this litigation.

      Based on facts presently known to it, the Company does not believe that the outcome of these proceedings will have a material adverse effect on its financial condition. The Company has established balance sheet accruals which it currently believes are adequate in light of the probable and estimable exposure of pending and threatened environmental litigation and proceedings of which it has knowledge. Given the nature and scope of the Company's manufacturing operations, there can be no assurance that the Company will not become subject to other environmental proceedings and liabilities in the future which may be material to the Company.

Item 6.     Exhibits and Reports on Form 8-K.

     (a)  The Exhibits are furnished elsewhere in this report.

     (b)  A report on Form 8-K was filed with the Securities  and
          Exchange  Commission  on  April 11,  1997.   The  following
          items were reported in the Form 8-K:

        (1)    Item   4. Changes   in  Registrant's   Certifying
               Accountant.

        (2)    Item   7(c).   Financial  Statements,    Pro   Forma
               Financial Information and Exhibits.
               Letters from Ernst & Young LLP and Deloitte & Touche were filed as Exhibits (letter re change in certifying accountant).



                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   WATTS INDUSTRIES, INC.



Date:   May 15, 1997               By: /s/ Timothy P. Horne
                                       Timothy P. Horne
                                       Chairman and Chief Executive Officer




Date:   May 15, 1997               By: /s/ Kenneth J. McAvoy
                                       Kenneth J. McAvoy
                                       Chief Financial Officer and
                                       Treasurer


                           EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.


Exhibit No.         Description

3.1                 Restated Certificate of Incorporation, as amended.(1)

3.2                 Amended and Restated By-Laws. (2)

11                  Computation of earnings per share *

27                  Financial Data Schedule*

(1) Incorporated by reference to the relevant exhibit to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 1995.

(2) Incorporated by reference to the relevant exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 1992.

*  Filed herewith.