Form 10-K
period 1997-06-30
WATTS INDUSTRIES INC
filed 1997-09-16
CIK 795403

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE
    ACT OF 1934

                     For the fiscal year ended June 30, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

        For the transition period from _______________ to _______________

                         Commission file number 0-14787


                             WATTS INDUSTRIES, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                   04-2916536
    (State of incorporation)              (I.R.S. Employer Identification No.)

  815 Chestnut Street, North Andover, MA                 01845
 (Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code: (978) 688-1811

 Securities registered pursuant to Section 12(b) of the Act:
 CLASS A COMMON  STOCK, PAR VALUE $.10 PER SHARE
          Name of exchange on which registered: New York Stock Exchange Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    Aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant on August 12, 1997 was $402,994,121.

    As of August 12, 1997, 15,836,460 shares of Class A Common Stock, $.10 par value, and 11,199,127 shares of Class B Common Stock, $.10 par value, of the Registrant were outstanding.


DOCUMENTS INCORPORATED BY REFERENCE
-----------------------------------
Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on October 21, 1997, are incorporated by reference into
Part III of this Report.

PART I

Item 1.     BUSINESS.
            ---------

GENERAL
-------
    Watts Industries, Inc., (the "Company") designs, manufactures and sells an extensive line of valves for the plumbing and heating, water quality, industrial, and oil and gas industries. Watts has focused on the valve industry since its inception in 1874, when it was founded to design and produce steam regulators for New England textile mills. Today, the Company is a leading manufacturer and supplier of plumbing and heating and water quality valve products, which account for approximately two-thirds of its sales. The Company's growth strategy emphasizes internal development of new valve products and entry into new markets for specialized valves and related products through diversification of its existing business and strategic acquisitions in related business areas, both domestically and abroad. The Company was incorporated in Delaware in 1985.

    The Company's product lines include safety relief valves, regulators, thermostatic mixing valves, ball valves and flow control valves for water service primarily in residential and commercial environments, and metal and plastic water supply/drainage products including valves, tubular brass products, faucets, drains, sink strainers, compression and flare fittings, and plastic tubing and braided metal hose connectors for residential construction and home repair and remodeling; backflow preventers for preventing contamination of potable water caused by reverse flow within water supply lines and fire protection equipment; steam regulators and control devices for industrial, HVAC and naval/marine applications; ball valves, cryogenic valves, pneumatic and electric actuators, relief valves, check valves and butterfly valves for industrial applications; and floating and trunnion ball valves, oil field check valves, and large ball valves for the oil and gas industry. Within a majority of the product lines the Company manufactures and markets, the Company believes that it has the broadest product line in terms of the distinct designs, sizes and configurations of its valves. Products representing a majority of the Company's sales have been approved under regulatory standards incorporated into state and municipal plumbing and heating, building and fire protection codes, and similar approvals from oil and gas industry standards agencies and from various agencies in the European market have been obtained. The Company has consistently advocated the development and enforcement of performance and safety standards, and is currently planning new investments and implementing additional procedures as part of its commitment to meet these standards. The Company maintains quality control and testing procedures at each of its manufacturing facilities in order to produce products in compliance with code requirements. Additionally, a majority of the Company's manufacturing subsidiaries have either acquired or are working to acquire ISO 9000, 9001 or 9002 certification from the International Organization for Standardization (ISO).

    On September 4, 1996 the Company divested itself of its Municipal Water Group, which includes Henry Pratt Company ("Pratt"), James Jones Company ("Jones"), and Edward Barber & Co. Ltd. ("Barber"), pursuant to a Stock Purchase Agreement dated June 19, 1996. On September 5, 1996, a wholly owned subsidiary of the Company acquired Consolidated Precision Corporation ("CPC") located in Riviera Beach, Florida. CPC manufactures control valves, manual and actuated shutoff valves, cryogenic filters, valve manifolds, and bayonet fittings for the cryogenic, ultra high purity, and industrial gas markets. The sales of CPC for the twelve month period ended May 31, 1996 were approximately $2,500,000. On January 3, 1997, a wholly owned subsidiary of the Company acquired Ames Company, Inc. ("Ames") located in Woodland, California. Ames manufactures UL/FM backflow prevention valves for use in fire protection equipment and automatic control valves to control the pressure and flow of water and other fluids. Ames had sales of approximately $27,000,000 for the twelve month period ended December 31, 1996. In June of 1997, the Company sold its vitreous china and faucet business to a joint venture in which it has a 49% minority interest. In fiscal 1997, sales of these products amounted to approximately $15,000,000. Since the Company will use the equity method to account for its investment in the joint venture, these sales will not be included in its consolidated net sales in the future.

    The Company relies primarily on commissioned representative organizations, most of whom maintain a consigned inventory of the Company's products, to market its product lines. These organizations, which accounted for approximately 70% of the Company's net sales in the fiscal year ended June 30, 1997, sell primarily to plumbing and heating wholesalers, DIY Market accounts, and steam, industrial, oil and gas distributors for resale to end users in the United States and abroad. The Company sells metal and plastic water supply/drainage products including valves, tubular brass products, faucets, drains, sink strainers, compression and flare fittings, plastic tubing and braided metal hose connectors for the residential construction and home repair and remodeling industries through do-it-yourself plumbing retailers, national catalog distribution companies, hardware stores, building material outlets and retail home center chains ("DIY Markets") and through the Company's existing plumbing and heating wholesalers. The industrial product line is sold to domestic process industries through distributors and to aerospace and aircraft industries through special distributors and manufacturers' representatives, and the oil and gas product line is sold to domestic oil and gas industries through stocking supply stores and internationally through commissioned agents. The Company also sells products directly to certain large original equipment manufacturers (OEM's) and private label accounts. The Company also maintains direct and indirect sales channels for water valves, steam valves, relief valves, shut-off valves, check valves, butterfly valves, ball valves and flow meters to the power generation, maritime, heating, ventilation and air-conditioning, irrigation, fire protection, and refrigeration industries and utilities. The Company believes that sales to the residential construction and to the oil and gas markets may be subject to cyclical variations to a greater extent than its other targeted markets. However, because the Company sells into different geographic areas, and to large and diverse customers, any potential adverse effects from any cyclical variations tend to be mitigated. No assurance can be given that the Company will be protected from a broad downturn in the economy. There was no single customer which accounted for more than 10% of sales in the fiscal year ended June 30, 1997.

    The Company has a fully integrated and highly automated manufacturing capability including foundry operations, machining operations, injection molding and assembly. The Company's foundry operations include metal pouring systems and automatic core making, mold making and pouring capabilities. The Company's machining operations feature computer-controlled machine tools, high-speed chucking machines and automatic screw machines for machining bronze, brass, iron and steel components. See "Properties" below. The Company has invested heavily in recent years to expand its manufacturing base and to ensure the availability of the most efficient and productive equipment. Capital expenditures were $29,742,000, $31,080,000, and $27,980,000 for fiscal 1997, 1996, and 1995, respectively. Depreciation and amortization for such periods were $20,828,000, $21,574,000, and $20,345,000, respectively.

    Five significant raw materials used in the Company's production processes are bronze ingot, brass rod, cast iron, carbon steel and stainless steel. While the Company historically has not experienced significant difficulties in obtaining these commodities in quantities sufficient for its operations, there have been significant changes in their prices. The Company's gross profit margins are adversely affected to the extent that the selling prices of its products do not increase proportionately with increases in the costs of bronze ingot, brass rod, cast iron, carbon steel and stainless steel. Any significant unanticipated increase or decrease in the prices of these commodities could materially affect the Company's results of operations. However, increased sales volume, an active materials management program, and the diversity of materials used in the Company's production processes have somewhat diminished the impact from changes in the cost of these five raw materials. No assurances can be given that this will protect the Company from future changes in the prices for such raw materials.

    The domestic and international markets for valves are intensely competitive and include companies possessing greater financial, marketing and other resources than the Company. Management considers product reputation, price, effectiveness of distribution and breadth of product line to be the primary competitive factors. The Company believes that new product development and product engineering are also important to success in the valve industry and that the Company's position in the industry is attributable in significant part to its ability to develop new and innovative products quickly and to adapt and enhance existing products. During fiscal 1997, the Company began development of several new and innovative products to enhance market position and is currently implementing newly identified manufacturing and design programs to reduce costs. The Company employs over 100 engineers and technicians, which does not include engineers working in the Chinese joint ventures, who engage primarily in these activities. Although the Company owns certain patents and trademarks that it considers to be of importance, it does not believe that its business and competitiveness as a whole is dependent on any one or more patents or trademarks or on patent or trademark protection generally.

    The Company's financial information by geographic area is contained in Note 14 of Notes to Consolidated Financial Statements incorporated herein by reference. From time to time, the Company's results of operations may be adversely affected by fluctuations in foreign exchange rates. Backlog was $104,559,000 at August 15, 1997 and $97,917,000 at August 16, 1996. The Company
does not believe that its backlog at any point in time is indicative of future operating results. Available funds and funds provided from the Company's operations are sufficient to meet anticipated capital requirements. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations", below as it relates to the impact of foreign exchange rates and capital requirements.

    As of June 30, 1997, the Company's domestic and foreign operations employed approximately 3,900 people, plus 750 employees in the Company's joint ventures located in the People's Republic of China. There are approximately 139 employees that are covered by collective bargaining agreements in the United States and Canada. The Company believes that its employee relations are excellent.

EXECUTIVE OFFICERS
------------------
    Information with respect to the executive officers of the Company is set forth below:

     Name                                         Position                               Age
     ----                                         --------                               ---
TIMOTHY P. HORNE          Chairman of the Board, Chief Executive Officer and Director     59
DAVID A. BLOSS, SR.       President, Chief Operating Officer and Director                 47
FREDERIC B. HORNE         Corporate Vice President and Director                           47
KENNETH J. MCAVOY         Chief Financial Officer, Treasurer, Secretary and Director      57
ROBERT T. MCLAURIN        Corporate Vice President of Asian Operations                    66
MICHAEL O. FIFER          Vice President of Corporate Development                         40
WILLIAM C. MCCARTNEY      Vice President of Finance                                       43
SUZANNE M. ZABITCHUCK     Corporate Counsel and Assistant Secretary                       42

    Timothy P. Horne joined the Company in September 1959 and has been a Director since 1962. Mr. Horne served as the Company's President from 1976 to 1978 and again from 1994 to April 1997. He has served as Chief Executive Officer since 1978 and he became the Company's Chairman of the Board in April 1986.

    David A. Bloss, Sr., was appointed President and Chief Operating Officer in April, 1997. He joined the Company as Executive Vice President in July 1993 and has been a Director since January 1994. Prior to joining the Company, Mr. Bloss was for five years associated with the Norton Company, a manufacturer of abrasives and cutting tools, serving most recently as President of the Superabrasives Division.

    Frederic B. Horne, brother of Timothy P. Horne, joined the Company in 1973 and has been Corporate Vice President of the Company since August 1987 and a Director since 1980. Mr. Horne served as the Company's Vice President and General Manager from 1978 to August 1987.

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

PRODUCT LIABILITY AND ENVIRONMENTAL MATTERS
-------------------------------------------

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

    Leslie Controls, Inc. and Spence Engineering Company, both subsidiaries of the Company, are involved as third-party defendants in various civil product liability actions pending in the U.S. District Court, Northern District of Ohio. The underlying claims have been filed by present or former employees of various shipping companies for personal injuries allegedly received as a result of exposure to asbestos. The shipping companies contend that they installed in their vessels certain valves manufactured by Leslie Controls and/or Spence Engineering which contained asbestos. Leslie Controls is also a defendant in a similar matter pending in the Superior Court of California, San Francisco County. The Company has resort to certain insurance coverage with respect to these matters. Coverage has been disputed by certain of the carriers and, therefore, recovery is questionable, a factor which the Company has considered in its evaluation of these matters. The Company has established reserves which it currently believes are adequate in light of the probable and estimable exposure of pending and threatened litigation of which it has knowledge. Based on facts presently known to it, the Company does not believe that the outcome of these proceedings will have a material adverse effect on its financial condition, results of operations, or its liquidity.

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


Item 2.     PROPERTIES.
            -----------
    The Company's manufacturing operations include four casting foundries, two of which are located in the United States, one in Europe and one at Tianjin Tanggu Watts Valve Company Limited ("Tanggu Watts"), a joint venture located in the People's Republic of China. Castings from these foundries and other components are machined and assembled into finished valves at 22 manufacturing facilities located in the United States, Canada, Europe and the People's Republic of China. Many of these facilities contain sales offices or warehouses from which the Company ships finished goods to customers and com-missioned representative organizations. The Company's corporate headquarters are located in North Andover, Massachusetts. The vast majority of the Company's operating facilities and the related real estate are owned by the Company. The buildings and land located in Nerviano, Italy and Tianjin, People's Republic of China and the land located in Suzhou, People's Republic of China, are leased by Pibiviesse S.p.A. ("PBVS"), Tanggu Watts and Suzhou Watts Valve Co., Ltd. ("Suzhou Watts") respectively, under lease agreements, the terms of which are 6 years, 30 years, and 30 years, respectively. Additionally, during fiscal 1997 the Company relocated the operations of Jameco Industries, Inc. ("Jameco") to the Company's Watts Regulator plant in Spindale, North Carolina and began to consolidate the operations of PBVS into one location at Nerviano, Italy. Certain of the Company's facilities are subject to mortgages and collateral assignments under loan agreements with long-term lenders. In general, the Company believes that its properties, including machinery, tools and equipment, are in good condition, well maintained and adequate and suitable for their intended uses. The Company believes that the manufacturing facilities are currently operating at a level that management considers normal capacity. This utilization is subject to change as a result of increases or decreases in sales.


Item 3.     LEGAL PROCEEDINGS.
            ------------------
    Item 3(a).  The Company is from time to time  involved in various  legal and
administrative   procedures.   See  Part  I,  Item  1,  "Product  Liability  and
Environmental Matters".

    Item 3(b). None.


Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
            ----------------------------------------------------
    There were no matters submitted during the fourth quarter of the fiscal year covered by this Report to a vote of security holders through solicitation of proxies or otherwise.


                                     PART II


Item 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            ------------------------------------------------------------------
            MATTERS.
            --------
MARKET INFORMATION
------------------
    The following tabulation sets forth the high and low sales prices of the Company's Class A Common Stock on the New York Stock Exchange during fiscal 1997 and fiscal 1996 and cash dividends per share:

                    High         Low   Dividend     High         Low  Dividend
                    ----         ---   --------     ----         ---  --------
                           1997                            1996
                           ----                            ----
First Quarter      $19 7/8     $15 1/2  $.07       $25 5/8     $22 3/8 $.0625
Second Quarter      24 1/4      19       .07        25 1/8      20      .0625
Third Quarter       26 3/8      23       .0775      23 5/8      16 5/8  .07
Fourth Quarter      26 1/2      21 1/4   .0775      20 5/8      17 7/8  .07

    There is no established public trading market for the Class B Common Stock of the Company, which is held exclusively by members of the Horne family and management. The principal holders of such stock are subject to restrictions on transfer with respect to their shares. Each share of Class B Common Stock (10 votes per share) of the Company is convertible into one share of Class A Common Stock (1 vote per share). Aggregate common stock dividend payments for fiscal 1997, 1996, and 1995, were $7,992,000, $7,793,000 and $6,951,000, respectively.
While the Company presently intends to continue to pay cash dividends, payment of future dividends necessarily depends upon the Board of Directors' assessment of the Company's earnings, financial condition, capital requirements and other factors. See Note 8 of Notes to Consolidated Financial Statements incorporated herein by reference regarding restrictions on payment of dividends.

    The number of record holders of the Company's Class A Common Stock as of August 12, 1997 was 232. The Company believes that the number of beneficial shareholders of the Company's Class A Common Stock was in excess of approximately 4,500 as of August 12, 1997. The number of record holders of the Company's Class B Common Stock as of August 12, 1997 was 11.

Item 6.     SELECTED FINANCIAL DATA.
            ------------------------
    The selected financial data set forth below should be read in conjunction with the Company's consolidated financial statements, related Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

FIVE YEAR FINANCIAL SUMMARY
(Amounts in thousands, except per share information)

                                                          1997       1996(1)           1995          1994       1993(2)
                                                          ----       -------           ----          ----       -------
Selected Data
Net sales from continuing operations                 $ 720,340     $ 640,876      $ 576,851     $ 444,484     $ 398,688
Income (loss) from continuing operations                48,460       (53,765)        42,463        39,400        24,923
Net income (loss)                                       51,747       (50,285)        45,738        41,010        27,274
Total assets                                           622,083       656,294        676,394       546,722       526,119
Total debt                                             128,359       163,150        144,240        98,244       103,434
Income (loss) per share from continuing operations        1.77         (1.82)          1.43          1.33          0.83
Net income (loss) per share                               1.89         (1.70)          1.54          1.38          0.91
Dividends per common share                               0.295         0.265          0.235          0.20          0.16

(1) Fiscal 1996 includes an after-tax charge of $92,986,000 related to: restructuring costs of $25,415,000; an impairment of long-lived assets of $63,065,000; other charges of $13,753,000 principally for product liability costs, additional bad debt reserves and environmental remediation costs; and additional inventory valuation reserves of $9,508,000 (see Item 7 - "Management Initiatives").

(2) Fiscal 1993 includes an after-tax charge of $7,471,000 related to cumulative change in accounting method and other unusual charges.


Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            -----------------------------------------------------------
            AND RESULTS OF OPERATIONS.
            --------------------------

MANAGEMENT INITIATIVES
----------------------
    In fiscal 1996, the Company re-evaluated its strategy and decided to restructure its business in an effort to improve the efficiency of the Company's worldwide operations as described below:

DIVESTITURE
-----------
    As part of this strategy, the Company decided to divest itself of the Municipal Water Group of Companies, which consisted of Henry Pratt Company, James Jones Company, and Edward Barber & Company Ltd. This divestiture was completed on September 4, 1996 resulting in an after-tax gain of $3,208,000. The proceeds were used primarily to reduce long-term debt, fund the Company's share repurchase program and fund acquisitions. This divestiture will enable the Company to focus its acquisition and growth strategies on its core markets, namely plumbing and heating and water quality, and industrial, and oil and gas.

    The results of operations of the Municipal Water Group have been reported as income from discontinued operations.

IMPAIRMENT OF LONG-LIVED ASSETS
-------------------------------
    During fiscal 1996 the Company recorded a $63,065,000 impairment of long-lived asset loss. The impairment charge mainly pertains to the Company's Italian subsidiaries and was the result of the potential non-deductibility of goodwill amortization coupled with decreasing margins and operating profits. In connection with the re-evaluation of its business strategy in Italy, management concluded an impairment had occurred and recorded a loss by reducing the value of affected long-lived assets, primarily goodwill, to fair value, as determined using a discounted cash flow approach.

RESTRUCTURING ACTIVITIES
------------------------
    The Company also decided to undertake certain restructuring initiatives aimed at improving the efficiency of certain of its continuing operations. The two most significant initiatives are the consolidation and downsizing of Pibiviesse S.p.A. ("PBVS") and the relocation of Jameco Industries, Inc. ("Jameco").

    The Company initiated a plan to consolidate and downsize the operations of its PBVS subsidiary in Italy. The downsizing has occurred, and the consolidation will be completed during fiscal 1998. PBVS has experienced an improvement in sales volume and gross margin in fiscal 1997, even though the restructuring efforts are still on-going. The Company also decided to relocate the manufacturing operations of Jameco from Wyandanch, New York to a Watts Regulator plant in Spindale, North Carolina. The expansion of the Spindale facility, which will house the Jameco activity, is complete, and the manufacturing machinery and equipment has been relocated. We expect this transfer to be fully completed in early fiscal 1998.

    The $25,415,000 of restructuring expense recorded in fiscal 1996 includes $9,300,000 of severance; $8,400,000 of asset write-downs for assets to be abandoned or sold; and $7,715,000 of exit costs. The $7,715,000 of exit costs are comprised primarily of lease and other contract termination costs and plant closure costs.

    It is expected that the restructuring plan will be substantially complete by the end of fiscal year 1998, although unanticipated events could affect the cost and timing of the restructuring plan.


OTHER MATTERS
-------------
    In fiscal 1996, the Company recorded a $13,753,000 selling, general and administrative expense charge, principally for product liability costs, environmental remediation requirements and additional bad debt reserves. Also, a $9,508,000 inventory write-down was recorded during fiscal 1996 to reduce inventories to their estimated market value.


CONCLUSION
----------
    The effect of the aforementioned fiscal year 1996 charges is summarized below:

                                                                  (In thousands)
                                                                  --------------
       Inventory write-down charged to cost of goods sold           $  9,508
       Selling, general and administrative expense charge             13,753
       Impairment of long-lived assets                                63,065
       Restructuring expense                                          25,415
                                                                    ---------
                                                                     111,741
       Income tax benefit                                            (18,755)
                                                                    ---------
       After-tax charge                                             $ 92,986
                                                                    ========


RESULTS OF OPERATIONS
---------------------
FISCAL YEAR ENDED JUNE 30, 1997 COMPARED TO
-------------------------------------------
FISCAL YEAR ENDED JUNE 30, 1996
-------------------------------
   Net sales from continuing operations increased $79,464,000 (12.4%) to $720,340,000. An analysis of this increase in net sales is as follows:

                                                             1997 - 1996
                                                           (In thousands)
Domestic
    -Internal Growth                                 $43,256               6.8%
International
    -Internal Growth                                 $25,297               3.9%
    -Exchange Rate Effect                            $(8,037)             (1.3%)
                                                     --------             ------
       Total International                           $17,260               2.6%

Acquisitions                                         $18,948               3.0%
                                                     --------             ------
Total Increase                                       $79,464              12.4%
                                                     ========             ======

    The increase in net sales from internal growth is primarily attributable to increased unit shipments of oil and gas valves and plumbing and heating valves. The increased unit shipments of oil and gas valves is supported by a strong worldwide oil and gas market. The increased unit shipments of plumbing and heating valves is primarily associated with increased demand from plumbing and heating wholesalers and increased penetration into the home repair retail market
(DIY). The increased sales due to acquisitions is primarily attributable to the acquisition of Ames Company, Inc. ("Ames") of Woodland, CA in January

1997. The Company intends to maintain its strategy of seeking acquisition opportunities as well as expanding its existing market position to achieve sales growth.

    Gross profit from continuing operations increased $33,194,000 (15.6%). Excluding the $9,508,000 of inventory write-downs recorded in cost of sales last fiscal year, gross profit would have increased $23,686,000 (10.7%) to $245,392,000 and decreased as a percentage of net sales from 34.6% to 34.1%. The gross profit percentage was primarily, among other things, adversely affected by decreased absorption of fixed expenses that occurred because the Company reduced production levels to achieve inventory reductions. The decreased absorption was partially offset by improved gross margins for oil and gas valves due to increased sales volumes and factory efficiencies.

    Selling, general and administrative expenses in the year ended June 30, 1996 include a $13,753,000 charge for product liability costs, environmental remediation and additional bad debt reserves. Selling, general and administrative expenses excluding this charge increased $9,786,000 (6.6%) to $158,984,000 and decreased as a percentage of net sales from 23.3% to 22.1%. The increase in spending is primarily attributable to increased commissions and variable selling expenses associated with the increased sales and the inclusion of the expenses of acquired companies.

    The Company's effective tax rate was favorably effected in fiscal 1997 by tax planning strategies and utilization of foreign net operating loss carry forwards. During fiscal 1996, the Company's effective tax rate was unfavorably effected by the substantially non-deductible nature of the long-lived asset impairment loss.

    Earnings from continuing operations increased by $102,225,000 when compared to fiscal 1996, and by $9,239,000 (23.6%) when the $92,986,000 after-tax effect of the items described above under "Management Initiatives" are excluded from the comparison. The Company's return on average stockholders' investment, excluding the gain on the sale of the Municipal Water Group, was 14.9% for fiscal 1997 compared to 9.6% in fiscal 1996 (as adjusted to exclude the 1996 items described above).

    The Company experienced an unfavorable impact due to the change in foreign exchange rates since June 30, 1996. This change did not have a material adverse impact on the results of operations or the financial condition of the Company.

RESULTS OF OPERATIONS
---------------------
FISCAL YEAR ENDED JUNE 30, 1996 COMPARED TO
-------------------------------------------
FISCAL YEAR ENDED JUNE 30, 1995
-------------------------------
   Net sales from continuing operations increased $64,025,000 (11.1%) to $640,876,000. An analysis of this increase in net sales is as follows:

                                                             1996 - 1995
                                                           (In thousands)
Domestic
    -Internal Growth                                 $11,759               2.0%
International
    -Internal Growth                                 $ 4,697               0.8%
    -Exchange Rate Effect                            $ 3,145               0.6%
                                                     --------             ------
       Total International                           $ 7,842               1.4%

Acquisitions                                         $44,424               7.7%
                                                     --------             ------
Total Increase                                       $64,025              11.1%
                                                     =======              ======

    This increase in internal growth was primarily attributable to increased unit shipments of plumbing and heating and water quality valves in the United States and Europe. The increase in sales from acquisitions was primarily attributable to the acquisition of Anderson-Barrows Metals Corporation of Palmdale, CA, PBVS of Nerviano, Italy, and Etablissements Trubert S.A. of Chartres, France.

    Gross profit from continuing operations increased $1,486,000 (0.7%) to $212,198,000 but decreased as a percentage of sales from 36.5% to 33.1%. This decreased percentage was primarily attributable to the inclusion of $9,508,000 in costs related primarily to inventory write-downs to market value. Gross profit from continuing operations exclusive of these charges would have been $221,706,000 or 34.6% of net sales. This decreased percentage was primarily attributable to lower gross margins experienced within the Industrial and Oil and Gas group as a result of competitive pricing and unfavorable manufactur-ing variances. In addition, unfavorable manufacturing variances associated with reduced production levels caused by lower sales volume experienced within the steam group adversely impacted the Company's gross margin. The inclusion of certain acquired companies which operate at a lower gross margin than the rest of the Company also adversely impacted the gross margin. Gross profit was also adversely affected by increased raw material costs of bronze ingot, carbon and stainless steel, which, due to competitive pricing pressures, could not be completely recovered through price increases.

    Selling, general and administrative expenses from continuing operations increased $29,350,000 (22%) to $162,951,000. This increase is primarily attributable to the inclusion of a $13,753,000 additional charge for product liability costs, environmental remediation and bad debt reserves discussed above and the expenses of acquired companies.

   Interest income from continuing operations decreased $1,228,000 (63.6%) to $702,000 due to decreased levels of cash and short-term investments.

    Interest expense from continuing operations increased $592,000 (6.3%) to $9,960,000. This increase was primarily attributable to the increased levels of debt incurred in association with the acquisitions.

    The effective tax rate from continuing operations, exclusive of the restructuring, impairment of long-lived assets and other matters, decreased to 37.1% in fiscal 1996 from 37.7% in fiscal 1995.

    Net income (loss) from continuing operations decreased $96,228,000 (226.6%) to $(53,765,000). Net income from continuing operations exclusive of the impairment loss, restructuring charge and other matters referred to under "Management Initiatives" above, would have decreased $3,242,000 (7.6%) to $39,221,000.

    The change in foreign exchange rates did not have a material impact on the net results of operations or the financial condition of the Company.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
    During fiscal 1997, the Company generated $58,870,000 in cash flow from operations, which was principally used to reduce borrowings under its line of credit and to fund capital expenditures.

    In fiscal 1997, the Company received $88,164,000 of proceeds as a result of its sale of the Municipal Water Group. These proceeds were used to fund the acquisitions that are described below, reduce the borrowings under its line of credit and to fund additional share purchases under its existing stock repurchase program.

    Capital expenditures for fiscal 1997 were $29,742,000, primarily for manufacturing machinery and equipment, as part of its commitment to continuously improve its manufacturing capabilities. The Company's capital expenditure budget for fiscal 1998 is $29,500,000.

    The Company purchased 1,321,300 shares of Class A Common Stock for an aggregate purchase price of $25,564,000.

    During the twelve months ended June 30, 1997, the Company invested $37,705,000 in two acquisitions. In September 1996, a wholly-owned subsidiary of the Company purchased certain assets and assumed certain liabilities of CPC. CPC is a manufacturer of high quality control valves, manual and actuated shut-off valves, cryogenic filters, valve manifolds and bayonet fittings for the cryogenic and ultra-high purity and industrial gas market. CPC had sales of approximately $2,500,000 for the twelve months ended May 31, 1996. In January 1997, a wholly-owned subsidiary of the Company purchased Ames. Ames designs, manufactures, and markets UL/FM certified backflow prevention valves for use in the fire protection market. Ames had sales of approximately $27,000,000 for the twelve months ended December 31, 1996.

    The Company has available an unsecured $125,000,000 line of credit which expires on August 31, 1999. The Company's intent is to utilize this credit facility to support the Company's acquisition program, working capital requirements of acquired companies, and for general corporate purposes. As of June 30, 1997, there was $29,000,000 borrowed under this line of credit.

    Working capital at June 30, 1997 was $224,702,000 compared to $286,205,000 at June 30, 1996. The ratio of current assets to current liabilities was 2.9 to 1 at June 30, 1997 compared to 3.2 to 1 at June 30, 1996. This decrease is principally attributable to repayment of long-term debt and the Company's stock repurchase program. Cash and short-term investments were $14,422,000 at June 30, 1997 compared to $0 at June 30, 1996. Debt as a percentage of total capital employed was 27.8% at June 30, 1997 compared to 33.8% at June 30, 1996. At June 30, 1997 the Company was in compliance with all covenants related to its existing debt.

    The Company from time to time is involved with environmental proceedings and incurs costs on an on-going basis related to environmental matters. The Company currently anticipates that it will not incur significant expenditures in fiscal 1998 in connection with any of these  environmentally  contaminated sites. Please see
Part I, Item 1, "Product Liability and Environmental Matters".

    The Company anticipates that available funds and funds provided from current operations will be sufficient to meet current operating requirements and anticipated capital expenditures for at least the next 24 months.


Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
            --------------------------------------------
    The index to financial statements is included in page 12 of this Report.


Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            ---------------------------------------------------------------
            FINANCIAL DISCLOSURE.
            ---------------------
    The information called for by this Item 9 was previously reported in a Current Report on Form 8-K filed with the Securities and Exchange Commission on April 11, 1997. Also see Item 14(b).


                                    PART III


Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
            ---------------------------------------------------

DIRECTORS
---------
    The information appearing under the caption "Information as to Directors and Nominees for Director" in the Registrant's Proxy Statement relating to the Annual Meeting of Stockholders to be held on October 21, 1997 is incorporated herein by reference.

EXECUTIVE OFFICERS
------------------
    Information with respect to the executive officers of the Company is set forth in Item 1 of this Report under the caption "Executive Officers".


Item 11.    EXECUTIVE COMPENSATION.
            -----------------------
      The information appearing under the caption "Compensation Arrangements" in the Registrant's Proxy Statement relating to the Annual Meeting of Stockholders to be held on October 21, 1997 is incorporated herein by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
            ---------------------------------------------------------------
    The information appearing under the caption "Principal and Management Stockholders" in the Registrant's Proxy Statement relating to the Annual Meeting of Stockholders to be held on October 21, 1997 is incorporated herein by reference.


Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
            -----------------------------------------------
    The    information     appearing    under    the    caption    "Compensation
Arrangements-Certain Transactions" in the Registrant's Proxy Statement relating to the Annual Meeting of Stockholders to be held on October 21, 1997 is incorporated herein by reference.

                                     PART IV


Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
            ----------------------------------------------------------------

(a)(1) FINANCIAL STATEMENTS
---------------------------
    The following financial statements are included in a separate section of this Report commencing on the page numbers specified below:

Report of Independent Auditors                                               16
Consolidated Statements of Operations for each of the Three Years
    in the Period Ended June 30, 1997                                        17
Consolidated Balance Sheets as of June 30, 1997 and 1996                     18
Consolidated Statements of Stockholders' Equity for each of the Three Years
    in the Period Ended June 30, 1997                                        19
Consolidated Statements of Cash Flows for each of the Three Years
    in the Period Ended June 30, 1997                                        20
Notes to Consolidated Financial Statements                                   21

(a)(2) SCHEDULES
----------------
Schedule II - Valuation and Qualifying Accounts for each of the Three Years
    in the Period Ended June 30, 1997                                        33

    All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)(3) EXHIBITS
---------------
    Exhibits 10.1-10.6, 10.8, 10.22, and 10.29 constitute all of the management contracts and compensation plans and arrangements of the Company required to be filed as exhibits to this Annual Report. Upon written request of any stockholder to the Chief Financial Officer at the Company's principal executive office, the Company will provide any of the Exhibits listed below.

Exhibit No. Description and Location
   3.1      Restated Certificate of Incorporation, as amended. (12)
   3.2      Amended and Restated By-Laws. (1)
   9.1 Horne Family Voting Trust Agreement-1991 dated as of October 31, 1991 (2), Amendments dated November 19, 1996*, February 24, 1997*, June 5, 1997*, and August 26, 1997.*
   9.2 The George B. Horne Voting Trust Agreement-1997 dated as of August 26, 1997. *
  10.1 Employment Agreement effective as of September 1, 1996 between the Registrant and Timothy P. Horne. (14)
  10.2 Supplemental Compensation Agreement effective as of September 1, 1996 between the Registrant and Timothy P. Horne. (14)
  10.3      Deferred Compensation Agreement between the Registrant and Timothy
            P. Horne, as amended. (4)
  10.4      1996 Stock Option Plan, dated October 15, 1996. (15)
  10.5      1989 Nonqualified Stock Option Plan. (3)
  10.6 Watts Industries, Inc. Retirement Plan for Salaried Employees dated December 30, 1994, as amended and restated effective as of January 1, 1994, (12), Amendment No. 1 (14), Amendment No. 2 (14), Amendment No. 3 (14), Amendment No. 4 dated September 4, 1996.*
  10.7      Registration Rights Agreement dated July 25, 1986. (5)
  10.8      Executive Incentive Bonus Plan, as amended. (12)
  10.9 Indenture dated as of December 1, 1991 between the Registrant and The First National Bank of Boston, as Trustee, including form of 8-3/8% Note Due 2003. (8)

  10.10 Loan Agreement and Mortgage among The Industrial Development Authority of the State of New Hampshire, Watts Regulator Co. and Arlington Trust Company dated August 1, 1985. (4)
  10.11 Amendment Agreement relating to Watts Regulator Co. (Canaan and Franklin, New Hampshire, facilities) financing dated December 31, 1985. (4)
  10.12 Sale Agreement between Village of Walden Industrial Development Agency and Spence Engineering Company, Inc. dated June 1, 1994. (11)
  10.13 Letter of Credit, Reimbursement and Guaranty Agreement dated June 1, 1994 by and among the Registrant, Spence Engineering Company, Inc. and First Union National Bank of North Carolina. (11), Amendment No. 1 (14), Amendment No. 2 dated October 1, 1996.*
  10.14 Trust Indenture from Village of Walden Industrial Development Agency to The First National Bank of Boston, as Trustee, dated June 1, 1994. (11)
  10.15 Loan Agreement between Hillsborough County Industrial Development Authority and Leslie Controls, Inc. dated July 1, 1994. (11)
  10.16 Letter of Credit, Reimbursement and Guaranty Agreement dated July 1, 1994 by and among the Registrant, Leslie Controls, Inc. and First Union National Bank of North Carolina (11), Amendment No. 1 (14), Amendment No. 2 dated October 1, 1996.*
  10.17 Trust Indenture from Hillsborough County Industrial Development Authority to The First National Bank of Boston, as Trustee, dated July 1, 1994. (11)
  10.18 Loan Agreement between The Rutherford County Industrial Facilities and Pollution Control Financing Authority and Watts Regulator Company dated September 1, 1994. (12)
  10.19 Letter of Credit, Reimbursement and Guaranty Agreement dated September 1, 1994 by and among the Registrant, Watts Regulator Company and The First Union National Bank of North Carolina (12), Amendment No. 1 (14), Amendment No. 2 dated October 1, 1996.*
  10.20 Trust Indenture from The Rutherford County Industrial Facilities and Pollution Control Financing Authority to The First National Bank of Boston,as Trustee, dated September 1, 1994. (12)
  10.21 Amended and Restated Stock Restriction Agreement dated October 30, 1991 (2), Amendment dated August 26, 1997.*
  10.22 Watts Industries, Inc. 1991 Non-Employee Directors' Nonqualified Stock Option Plan (7), Amendment No. 1. (14)
  10.23 Letters of Credit relating to retrospective paid loss insurance programs. (10)
  10.24     Form of Stock Restriction Agreement for management stockholders. (5)
  10.25 Revolving Credit Agreement dated December 23, 1987 between Nederlandse Creditbank NV and Watts Regulator (Nederland) B.V. and related Guaranty of Watts Industries, Inc. and Watts Regulator Co. dated December 14, 1987. (6)
  10.26 Loan Agreement dated September 1987 with, and related Mortgage to, N.V. Sallandsche Bank. (6)
  10.27 Agreement of the sale of shares of Intermes, S.p.A., RIAF Holding A.G. and the participations in Multiscope Due S.R.L. dated November 6, 1992. (9)
  10.28 Revolving Credit Agreement dated August 30, 1994 between and among Watts Investment Company, certain financial institutions, the First National Bank of Boston, as Agent, and the Registrant, as Guarantor
            (11), Amendment No. 1 (14), Amendment No. 2. (14)
  10.29 Watts Industries, Inc. Management Stock Purchase Plan dated October 17, 1995 (13), Amendment No. 1 dated August 5, 1997.*
  10.30 Stock Purchase Agreement dated as of June 19, 1996 by and among Mueller Co., Tyco Valves Limited, Watts Investment Company, Tyco International Ltd. and Watts Industries, Inc. (16)
  11.       Statement Regarding Computation of Earnings per Common Share. *
  21.       Subsidiaries. *
  23.1      Consent of KPMG Peat Marwick LLP. *
  23.2 Consent of Ernst & Young LLP, Independent Auditors, predecessor auditors.*
  23.3 Consent of Deloitte & Touche, Independent Auditors, predecessor auditors.*
  27.       Financial Data Schedule. *

INCORPORATED BY REFERENCE TO:
-----------------------------
(1)  Relevant exhibit to Registrant's  Form 8-K dated May 15, 1992.
(2)  Relevant exhibit to Registrant's  Form 8-K dated November 14, 1991.
(3)  Relevant exhibit to Registrant's Form 10-K for the year ended June 30,
     1989.
(4)  Relevant exhibit to Registrant's Form S-1 (No.33-6515) dated June 17, 1986.
(5) Relevant exhibit to Registrant's Form S-1 (No. 33-6515) as part of the Second Amendment to such Form S-1 dated August 21, 1986.
(6) Relevant exhibit to Registrant's Form S-1 (No. 33-27101) dated February 16, 1989.
(7) Relevant exhibit to Registrant's Amendment No. 1 to Form 10-K for year ended June 30, 1992.
(8)  Relevant exhibit to Registrant's Form 10-K for year ended June 30, 1992.
(9) Relevant exhibit to Registrant's Amendment No. 2 dated February 22, 1993 to Form 8-K dated November 6, 1992.
(10) Relevant exhibit to Registrant's Form 10-K for year ended June 30, 1993.
(11) Relevant  exhibit to  Registrant's  Form 10-K for year ended June 30, 1994.
(12) Relevant  exhibit to  Registrant's  Form 10-K for year ended June 30, 1995.
(13) Relevant exhibit to Registrant's Form S-8 (No. 33-64627) dated November 29, 1995.
(14) Relevant  exhibit to  Registrant's  Form 10-K for year ended June 30, 1996.
(15) Relevant  exhibit to  Registrant's  Form S-8 (No.  333-32685)  dated
     August 1, 1997.
(16) Relevant  exhibit to Registrant's  Form 8-K dated September 4, 1996.

*    Filed as an exhibit to this Report with the  Securities  and Exchange
     Commission

(b) REPORTS ON FORM 8-K.
------------------------
    A report on Form 8-K was filed with the Securities and Exchange Commission on April 11, 1997. The following items were reported in the Form 8-K:

(1) Item 4. Changes in Registrant's Certifying Accountant.
(2) Item 7 (c). Financial Statements, Pro Forma Financial Information and Exhibits. Letters from Ernst & Young LLP and Deloitte & Touche were filed as Exhibits (letter re change in certifying accountant).

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                WATTS INDUSTRIES, INC.
                                By:  /s/  TIMOTHY P. HORNE
                                     ---------------------
                                        TIMOTHY P. HORNE
                                        CHAIRMAN OF THE BOARD AND
                                        CHIEF EXECUTIVE OFFICER
                                        DATED: SEPTEMBER 8, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      SIGNATURE                 TITLE                                                      DATE
      ---------                 -----                                                      ----
 /S/ TIMOTHY P. HORNE           Chairman of the Board and Chief Executive Officer           September 8, 1997
--------------------------
  Timothy P. Horne              (Principal Executive Officer) and Director

 /S/ KENNETH J. MCAVOY          Chief Financial Officer and Treasurer (Principal Financial  September 8, 1997
--------------------------
  Kenneth J. McAvoy             and Accounting Officer), Secretary, and Director

 /S/ DAVID A. BLOSS, SR.        President and Chief Operating Officer, and Director         September 8, 1997
--------------------------
 David A. Bloss, Sr.

 /S/ FREDERIC B. HORNE          Corporate Vice President and Director                       September 8, 1997
--------------------------
  Frederic B. Horne

 /S/ NOAH T. HERNDON            Director                                                    September 8, 1997
--------------------------
   Noah T. Herndon

 /S/ WENDY E. LANE              Director                                                    September 8, 1997
--------------------------
    Wendy E. Lane

 /S/ GORDON W. MORAN            Director                                                    September 8, 1997
--------------------------
   Gordon W. Moran

 /S/ DANIEL J. MURPHY, III      Director                                                    September 8, 1997
--------------------------
Daniel J. Murphy, III

                          Independent Auditors' Report

The Board of Directors
Watts Industries, Inc.:

We have audited the accompanying consolidated balance sheet of Watts Industries, Inc. and subsidiaries as of June 30, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we also have audited the accompanying financial statement schedule of valuation and qualifying accounts as of and for the year ended June 30, 1997. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit. The accompanying consolidated financial statements and schedule of valuation and qualifying accounts of Watts Industries, Inc. and subsidiaries as of June 30, 1996 and for each of the years in the two year period then ended were audited by other auditors whose report thereon dated August 6, 1996 included an explanatory paragraph as discussed in note 4 to the consolidated financial statements that described the Company's adoption of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1997 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Watts Industries, Inc. and subsidiaries as of June 30, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/ KPMG Peat Marwick L.L.P.



August 1, 1997
Boston, Massachusetts

WATTS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                                  Fiscal Year Ended June 30
                                                               1997         1996         1995
                                                            ------------------------------------
Net sales                                                   $ 720,340    $ 640,876    $ 576,851
Cost of goods sold                                            474,948      428,678      366,139
                                                            ---------    ---------    ---------
  GROSS PROFIT                                                245,392      212,198      210,712
Selling, general and administrative expenses                  158,984      162,951      133,601
Impairment of long-lived assets                                     0       63,065            0
Restructuring charge                                                0       25,415            0
                                                            ---------    ---------    ---------
  OPERATING INCOME (LOSS)                                      86,408      (39,233)      77,111
                                                            ---------    ---------    ---------
Other (income) expense:
  Interest income                                                (763)        (702)      (1,930)
  Interest expense                                             10,493        9,960        9,368
  Other                                                         1,091          919        1,483
                                                            ---------    ---------    ---------
                                                               10,821       10,177        8,921
                                                            ---------    ---------    ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                          75,587      (49,410)      68,190
Provision for income taxes                                     27,127        4,355       25,727
                                                            ---------    ---------    ---------
  INCOME (LOSS) FROM CONTINUING OPERATIONS                     48,460      (53,765)      42,463
Income from discontinued operations, net of taxes                  79        3,480        3,275
Gain on disposal of discontinued operations, net of taxes       3,208            0            0
                                                            ---------    ---------    ---------
  NET INCOME (LOSS)                                         $  51,747    $ (50,285)   $  45,738
                                                            =========    =========    =========
Income (loss) per common share:
  Continuing operations                                     $    1.77    $   (1.82)   $    1.43
  Discontinued operations                                         .00          .12          .11
  Gain on disposal of discontinued operations                     .12          .00          .00
                                                            ---------    ---------    ---------
  NET INCOME (LOSS)                                         $    1.89    $   (1.70)   $    1.54
                                                            =========    =========    =========
  Dividends per common share                                $    .295    $    .265    $    .235
                                                            =========    =========    =========
Weighted average number of common shares                       27,433       29,527       29,755
                                                            =========    =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

WATTS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                                    June 30
                                                                1997       1996
                                                                ----------------
ASSETS
CURRENTASSETS:
  Cash and cash equivalents                                 $ 13,904   $      0
  Short-term investments                                         518          0
  Trade accounts receivable, less allowance for
    doubtful accounts of $7,945 in 1997 and $8,822 in 1996   121,349    116,370
  Inventories:
    Raw materials                                             64,261     64,182
    Work in process                                           26,030     30,994
    Finished goods                                            80,926     86,922
                                                            ---------   --------
                                                             171,217    182,098
  Prepaid expenses and other assets                           13,087      9,283
  Deferred income taxes                                       22,480     29,998
  Net assets held for sale                                     3,037     78,401
                                                            ---------   --------
    Total Current Assets                                     345,592    416,150
OTHER ASSETS:
  Goodwill, net of accumulated amortization of $13,484
    in 1997 and $10,450 in 1996                              110,928     79,489
  Other                                                       12,869     12,705
PROPERTY, PLANT AND EQUIPMENT
  Land                                                        10,147     11,503
  Buildings and improvements                                  66,191     63,821
  Machinery and equipment                                    192,581    170,304
  Construction in progress                                    12,312     14,700
                                                            ---------   --------
                                                             281,231    260,328
  Accumulated depreciation                                  (128,537) (112,378)
                                                            ---------   --------
                                                             152,694    147,950
                                                            ---------   --------
TOTAL ASSETS                                                $622,083   $656,294
                                                            =========  =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                          $ 48,896   $ 46,022
  Accrued expenses and other liabilities                      53,738     73,260
  Accrued compensation and benefits                           15,834      7,756
  Current portion of long-term debt                            2,422      2,907
                                                            ---------   --------
    Total Current Liabilities                                120,890    129,945
LONG-TERM DEBT, NET OF CURRENT PORTION                       125,937    160,243
DEFERRED INCOME TAXES                                         16,675     19,178
OTHER NONCURRENT LIABILITIES                                  13,796     16,291
MINORITY INTEREST                                             11,146     11,054

STOCKHOLDERS' EQUITY:
  Preferred Stock, $.10 par value; 5,000,000 shares
    authorized; no shares issued or  outstanding                   0          0
  Class A Common Stock, $.10 par value; 80,000,000 shares
    authorized; 1 vote per share; 15,797,460 shares in 1997
    and 16,856,838 shares in 1996 issued and outstanding       1,580      1,686
  Class B Common Stock, $.10 par value;  25,000,000 shares
    authorized;  10 votes per share; 11,215,627 shares in
    1997 and 11,365,627  shares in 1996 issued
    and outstanding                                            1,121      1,136
  Additional paid-in capital                                  44,643     67,930
  Retained earnings                                          293,170    249,415
  Currency translation adjustment                             (6,875)      (584)
                                                            ---------   --------
    Total Stockholders' Equity                               333,639    319,583
                                                            ---------   --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $622,083   $656,294
                                                            =========  =========

The accompanying notes are an integral part of these consolidated financial statements.

WATTS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                        Class A                 Class B      Additional            Currency  Total
                                                      Common Stock           Common Stock      Paid-In  Retained Translation Stock-
                                                 -------------------------------------------                                holders*
                                                    Shares     Amount     Shares      Amount   Capital  Earnings Adjustment  Equity
                                                 -----------------------------------------------------------------------------------
Balance at June 30, 1994                          18,009,822  $  1,801   11,472,470   $1,147   $92,996  $268,706 $(3,048)  $361,602

  Net income                                                                                              45,738             45,738

  Shares of Class B Common Stock converted to
    Class A Common Stock                              68,000         7      (68,000)      (7)

  Shares of Class A Common Stock issued upon
    the exercise of stock options                    140,394        14                           2,500                        2,514

  Common Stock cash dividends                                                                             (6,951)            (6,951)

  Change in currency translation adjustment                                                                        2,734      2,734
                                                 -----------------------------------------------------------------------------------
Balance at June 30, 1995                          18,218,216     1,822   11,404,470    1,140    95,496   307,493    (314)   405,637

  Net loss                                                                                               (50,285)           (50,285)

  Shares of Class B Common Stock converted to
    Class A Common Stock                              38,843         4      (38,843)      (4)

  Shares of Class A Common Stock issued upon
    the exercise of stock options                     74,522         7                           1,245                        1,252

  Shares of Class A Common Stock exchanged upon
    the exercise of stock options and retired        (15,843)       (1)                           (390)                        (391)

  Purchase and retirement of treasury stock       (1,458,900)     (146)                        (28,421)                     (28,567)

  Common Stock cash dividends                                                                             (7,793)            (7,793)

  Change in currency translation adjustment                                                                         (270)      (270)
                                                 -----------------------------------------------------------------------------------
Balance at June 30, 1996                          16,856,838     1,686   11,365,627    1,136    67,930   249,415    (584)   319,583

  NET INCOME                                                                                              51,747             51,747

  SHARES OF CLASS B COMMON STOCK CONVERTED
    TO CLASS A COMMON STOCK                          150,000        15     (150,000)     (15)

  SHARES OF CLASS A COMMON STOCK ISSUED
    UPON THE EXERCISE OF STOCK OPTIONS               111,922        11                           2,145                        2,156

  PURCHASE AND RETIREMENT OF TREASURY STOCK       (1,321,300)     (132)                        (25,432)                     (25,564)

  COMMON STOCK CASH DIVIDENDS                                                                             (7,992)            (7,992)

  CHANGE IN CURRENCY TRANSLATION ADJUSTMENT                                                                       (6,291)    (6,291)
                                                 -----------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1997                          15,797,460  $  1,580   11,215,627   $1,121   $44,643  $293,170 $(6,875)  $333,639
                                                 ===================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

WATTS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)

                                                                                   Fiscal Year Ended June 30
                                                                               1997            1996         1995
------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Income (loss) from continuing operations                                $  48,460       $ (53,765)   $  42,463
  Adjustments to reconcile net income (loss) from continuing operations to net cash provided by continuing operating activities:
     Restructuring charge, net of payments                                   (8,918)         21,635            0
     Impairment of long-lived assets                                              0          63,065            0
     Depreciation and amortization                                           20,828          21,574       20,345
     Deferred income taxes                                                    3,725         (14,556)       3,313
     Loss (gain) on disposal of equipment                                       241          (1,405)        (453)
     Changes in operating assets and liabilities, net of effects from business acquisitions:
         Accounts receivable                                                 (5,773)        (12,979)     (16,353)
         Inventories                                                          7,734         (17,524)     (11,453)
         Prepaid expenses and other assets                                   (2,049)          4,688       (4,696)
         Accounts payable, accrued expenses and other liabilities            (6,031)         35,028        4,161
                                                                         -----------     -----------  -----------
                                                                             58,217          45,761       37,327
  Net cash provided by discontinued operations                                  653           9,638        3,447
                                                                         -----------     -----------  -----------
  Net cash provided by operating activities                                  58,870          55,399       40,774
                                                                         -----------     -----------  -----------
INVESTING ACTIVITIES
  Additions to property, plant and equipment                                (29,742)        (31,080)     (27,980)
  Proceeds from sale of property, plant and equipment                         1,715           1,462        1,287
  Discontinued operations:
    Proceeds from disposal of discontinued operations                        88,164               0            0
    Additions to property, plant and equipment                                 (142)         (1,141)      (3,013)
  Increase in other assets                                                   (1,494)         (1,347)        (597)
  Business acquisitions, net of cash acquired                               (37,705)        (13,415)     (73,242)
  Repayment of debt of acquired businesses                                        0            (680)     (18,729)
  Net changes in short-term investments                                        (652)          4,483       54,286
                                                                         -----------     -----------  -----------
    Net cash provided by (used in) investing activities                      20,144         (41,718)     (67,988)
                                                                         -----------     -----------  -----------
FINANCING ACTIVITIES
  Proceeds from long-term borrowings                                        106,346          91,867       65,430
  Payments of long-term debt                                               (140,662)        (73,399)     (34,656)
  Proceeds from exercise of stock options                                     1,935             772        2,059
  Dividends                                                                  (7,992)         (7,793)      (6,951)
  Purchase and retirement of common stock                                   (25,564)        (28,567)           0
                                                                         -----------     -----------  -----------
    Net cash provided by (used in) financing activities                     (65,937)        (17,120)      25,882
                                                                         -----------     -----------  -----------
  Effect of exchange rate changes on cash and cash equivalents                  827              96         (213)
                                                                         -----------     -----------  -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             13,904          (3,343)      (1,545)
  Cash and cash equivalents at beginning of year                                  0           3,343        4,888
                                                                         -----------     -----------  -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                  $  13,904       $       0    $   3,343
                                                                         ===========     ===========  ===========


The accompanying notes are an integral part of these consolidated financial statements.

WATTS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) DESCRIPTION OF BUSINESS

The Company designs, manufactures and sells an extensive line of valves for the plumbing and heating, water quality, industrial, and oil and gas markets located predominately in North America, Europe, and Asia.


(2) ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of Watts Industries, Inc. and its majority and wholly-owned subsidiaries (the Company). Upon consolidation, all significant intercompany accounts and transactions are eliminated.


REVENUE RECOGNITION
Revenue is recognized, net of a provision for estimated returns and allowances, upon shipment.


CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
Cash equivalents consist of investments with maturities of three months or less at the date of purchase. Short-term investments consist of participation in mutual funds whose portfolios consist principally of United States Government securities. Short-term investments are valued at cost, which approximates market.


CONCENTRATIONS OF CREDIT RISK
Financial instruments which potentially subject the Company to concentration of credit risk consist principally of trade receivables. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers included in the Company's customer base and their dispersion across many different industries and geographic areas. At June 30, 1997, the Company had no significant concentrations of credit risk.


INVENTORIES
Inventories are stated principally at the lower of cost (first-in, first-out method) or market.


GOODWILL
Goodwill represents the excess of cost over the fair value of net assets of businesses acquired. This balance is amortized over 40 years using the straight-line method. The carrying value of goodwill is reviewed if facts and circumstances suggest it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted operating cash flows of the entity acquired over the remaining amortization period, the carrying value of the goodwill is reduced to its fair value, as determined using a discounted cash flow approach.


PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are recorded at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, which range from 10 to 40 years for buildings and improvements and 3 to 15 years for machinery and equipment.


LONG-LIVED ASSETS
Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. In such instances, the carrying value of long-lived assets is reduced to their estimated fair value, as determined using a discounted cash flow approach.


INCOME TAXES
Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities.

WATTS INDUSTRIES, INC. AND SUBSIDIARIES

FOREIGN CURRENCY TRANSLATION
Balance sheet accounts of foreign subsidiaries are translated into United States dollars at fiscal year-end exchange rates. Operating accounts are translated at weighted average exchange rates for each year. Net translation gains or losses are adjusted directly to a separate component of stockholders' equity.


STOCK BASED COMPENSATION
As allowed under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, the Company accounts for its stock-based employee compensation plans in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees.


EARNINGS PER COMMON SHARE
Earnings per common share is calculated using the weighted average number of Class A and B Common Shares outstanding during each period and common stock equivalents, when dilutive.


DERIVATIVE FINANCIAL INSTRUMENTS
Derivative financial instruments are used by the Company principally in the management of foreign currency exposures on certain anticipated intercompany transactions. Gains and losses on contracts designated as hedges of existing assets and liabilities are recognized in income as foreign currency gains (losses) as exchange rates change. Gains and losses on contracts designated as hedges of identifiable foreign currency firm commitments are deferred and included in the related foreign currency transaction.


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


BASIS OF PRESENTATION
Certain amounts in fiscal years 1996 and 1995 have been reclassified to permit comparison with the 1997 presentation.


NEW ACCOUNTING STANDARDS
SFAS No. 128, Earnings Per Share, will become effective during fiscal year 1998. At that time, the Company will be required to exclude the effect of dilutive common stock equivalents from its primary earnings per share calculation and restate all prior periods on that basis. The effect of implementation of this new standard is not expected to be material.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income and SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. The Company is currently evaluating the effects of these new standards.


(3) DISCONTINUED OPERATIONS, RESTRUCTURING AND OTHER MATTERS

DISCONTINUED OPERATIONS
On September 4, 1996, the Company divested itself of its Municipal Water Group of businesses, which included Henry Pratt Company, James Jones Company and Edward Barber & Company Ltd. by selling the stock of each entity and realizing a $3.2 million after-tax gain. The results of operations of these companies have been reported as discontinued operations, net of income taxes, in the consolidated statements of operations. Unassigned corporate interest expense has been allocated based on the ratio of the net assets of the discontinued operations to the consolidated net assets and unassigned debt of the Company.

WATTS INDUSTRIES, INC. AND SUBSIDIARIES

The following table  summarizes the results of operations of the Municipal Water
Group:

                                                 Fiscal Year Ended June 30,
                                               ------------------------------
                                                  1997      1996        1995
                                               ------------------------------
                                                       (in thousands)

Revenues                                       $14,027    $86,179    $80,815
Costs and expenses                              13,900     80,278     75,358
                                               -------    -------    -------
  Income before income taxes                       127      5,901      5,457
Income taxes                                        48      2,421      2,182
                                               -------    -------    -------
  Income from discontinued operations          $    79    $ 3,480    $ 3,275
                                               =======    =======    =======


The net assets of the Municipal Water Group are classified as net assets held for sale in the accompanying consolidated balance sheet at June 30, 1996 and consisted of accounts receivable, $15,843,000; inventories, $19,301,000; goodwill, $31,835,000; property, plant and equipment, $20,409,000; other assets, $5,415,000; current liabilities, $10,900,000; and other liabilities, $3,502,000.


RESTRUCTURING
During fiscal year 1996, the Company decided to undertake certain restructuring initiatives aimed at improving the efficiency of certain of its continuing operations. The two most significant of those initiatives are the consolidation and downsizing of Pibiviesse S.p.A. ("Pibiviesse") and the relocation of Jameco Industries, Inc. ("Jameco"). In connection with this restructuring plan, the Company recorded a $25,415,000 restructuring charge during fiscal year 1996. The restructuring charge consisted of $9,300,000 for severance costs, $7,715,000 for plant closure costs and $8,400,000 for asset write-downs.

Cash payments for accrued employee severance and other plant closure costs were $3,780,000 during fiscal year 1996 and the Company's remaining accrued restructuring liability was $12,819,000 at June 30, 1996. During fiscal year 1997, such cash payments amounted to $8,918,000 and the Company's remaining accrued restructuring liability was $3,874,000 at June 30, 1997.

It is expected that the consolidation and downsizing of Pibiviesse will be completed during fiscal year 1998. The Jameco relocation was substantially complete at June 30, 1997 and its operations have been integrated into a Company plant in Spindale, North Carolina.

Since commencement of the restructuring plan, there has been a related net reduction of 205 employees. At June 30, 1997, it is expected that approximately 119 additional restructuring related employee terminations will occur.


OTHER MATTERS
During fiscal year 1996, the Company recorded a $13.8 million selling, general and administrative expense charge, principally for product liability costs, environmental remediation reserves and bad debt reserves. The Company also recorded a $9.5 million cost of goods sold charge during fiscal year 1996 to write down inventories to their estimated market value.


(4) LONG-LIVED ASSET IMPAIRMENT

During fiscal year 1996, the Company adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and recorded a $63,065,000 charge for long-lived asset impairment losses. Such losses occurred principally at its Italian subsidiaries and were the result of declining margins and operating profits at the subsidiaries, and the potential non-deductibility of goodwill for income tax purposes. In connection with a re-evaluation of its business strategy in Italy, management concluded an impairment had occurred and recorded a loss by reducing the carrying value of affected long-lived assets, primarily goodwill, to fair value, as determined using a discounted cash flow approach.

WATTS INDUSTRIES, INC. AND SUBSIDIARIES

(5) BUSINESS ACQUISITIONS

During fiscal year 1997, the Company acquired Ames Company, Inc. of Woodland, California and Consolidated Precision Corporation of Riviera Beach, Florida. In fiscal year 1996, the Company acquired four businesses, the most significant being the purchase of Etablissements Trubert S.A. located in Chartres, France. Five businesses were acquired by the Company during fiscal year 1995, the most significant being the purchases of Jameco Industries, Inc., Anderson-Barrows Metals Corporation, and Pibiviesse S.p.A. of Italy. All of these acquired companies are valve manufacturers and the aggregate purchase price of the acquisitions was approximately $124.4 million. The goodwill which resulted from these acquisitions is being amortized on a straight-line basis over a 40 year period unless circumstances indicate an impairment loss has occurred (see note
4).

These acquisitions have all been accounted for under the purchase method and the results of operations of the acquired businesses have been included in the consolidated financial statements from the date of acquisition. Had these acquisitions occurred at the beginning of fiscal year 1997 or 1996, the effect on operating results would not have been material.


(6) INCOME TAXES

The significant components of the Company's deferred income tax liabilities and assets are as follows:

                                                                  June 30,
                                                            -------------------
                                                              1997        1996
                                                            -------------------
                                                               (in thousands)
Deferred income tax liabilities:
  Excess tax over book depreciation                         $ 8,855    $10,959
  Inventory                                                   5,962      5,336
  Other                                                       1,858      2,883
                                                            -------    --------
    Total deferred income tax liabilities                    16,675     19,178
                                                            -------    --------
Deferred income tax assets:
  Accrued expenses                                           18,727     20,345
  Net operating loss carryforward                             6,054      4,449
  Other                                                       1,906      6,543
                                                            -------    --------
    Total deferred income tax assets                         26,687     31,337
  Valuation allowance for deferred income tax assets         (4,207)    (1,339)
                                                            -------    --------
    Net deferred income tax assets                           22,480     29,998
                                                            -------    --------
    Net deferred income tax asset                           $ 5,805    $10,820
                                                            =======    =======

The components of the provision for income taxes were as follows:

                                                   Fiscal Year Ended June 30,
                                                 ------------------------------
                                                    1997      1996        1995
                                                 ------------------------------
                                                         (in thousands)

Continuing operations                            $27,127    $4,355     $25,727
Discontinued operations                            3,412     2,421       2,182
                                                 -------    ------     -------
                                                 $30,539    $6,776     $27,909
                                                 =======    ======     =======

WATTS INDUSTRIES, INC. AND SUBSIDIARIES

The provision for income taxes from continuing operations is based on the following pre-tax income (loss):

                                                   Fiscal Year Ended June 30,
                                                 ------------------------------
                                                   1997      1996        1995
                                                 ------------------------------
                                                         (in thousands)

Domestic                                         $60,530    $19,816    $59,760
Foreign                                           15,057    (69,226)     8,430
                                                 --------  --------    --------
                                                 $75,587   $(49,410)   $68,190
                                                 =======   =========   ========

The provision for income taxes from continuing operations consists of the following:

                                                   Fiscal Year Ended June 30,
                                                 ------------------------------
                                                    1997      1996        1995
                                                 ------------------------------
                                                         (in thousands)
Current tax expense (benefit):
  Federal                                        $20,417    $15,739    $18,299
  Foreign                                           (369)     1,176        685
  State                                            1,714      1,996      3,430
                                                 --------   -------    --------
                                                  21,762     18,911     22,414
                                                 --------   -------    --------
Deferred tax expense (benefit):
  Federal                                          1,377     (8,458)       764
  Foreign                                          3,747     (3,964)     2,411
  State                                              241     (2,134)       138
                                                 --------   -------    --------
                                                   5,365    (14,556)     3,313
                                                 --------   -------    --------
                                                 $27,127     $4,355    $25,727
                                                 =======   =========   ========

Actual income taxes reported from continuing operations are different than would have been computed by applying the federal statutory tax rate to income (loss) from continuing operations before income taxes. The reasons for this difference are as follows:

                                                   Fiscal Year Ended June 30,
                                                 ------------------------------
                                                    1997      1996        1995
                                                 ------------------------------
                                                         (in thousands)

Computed expected federal income tax expense
(benefit)                                        $26,455   $(17,294)   $23,867
State income taxes, net of federal tax benefit     1,271        (90)     2,319
Goodwill writedown and amortization                  898     17,443        807
Foreign tax rate and regulation differential      (1,893)     3,830       (791)
Other, net                                           396        466       (475)
                                                 --------   -------    --------
                                                 $27,127     $4,355    $25,727
                                                 =======   =========   ========

At June 30, 1997, the Company has foreign net operating loss carryforwards of $11.5 million for income tax purposes that expire in fiscal years 1998 through 2005. In addition, foreign net operating losses of $4.6 million can be carried forward indefinitely. Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $28 million, $37 million and $43 million at June 30, 1997, 1996 and 1995, respectively. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been recorded thereon. Upon distribution of those earnings, in the form of dividends or otherwise, the Company will be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of U.S.

WATTS INDUSTRIES, INC. AND SUBSIDIARIES
income tax liability that would be incurred is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce some portion of any U.S. income tax liability. Withholding taxes of approximately $2.1 million would be payable upon remittance of all previously unremitted earnings at June 30, 1997.

The Company made income tax payments of $30.2 million, $27.8 million and $25.2 million in fiscal years 1997, 1996 and 1995, respectively.


(7) ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:
                                                                  June 30,
                                                           ---------------------
                                                              1997        1996
                                                           ---------------------
                                                               (in thousands)

Restructuring costs                                         $ 3,874    $12,819
Commissions and sales incentives payable                      8,606     10,276
Accrued insurance costs                                      10,626     10,652
Other                                                        30,632     39,513
                                                            --------   --------
                                                            $53,738    $73,260
                                                            ========   ========

(8) FINANCING ARRANGEMENTS

Long-term debt consists of the following:
                                                                  June 30,
                                                           ---------------------
                                                              1997        1996
                                                           ---------------------
                                                               (in thousands)

8-3/8% Notes, due December, 2003                           $ 75,000   $ 75,000

$125 million  revolving line of credit,  accruing
  interest at a variable rate of LIBOR plus 25 basis
  points or the bank's  prime rate (6.55% at June 30, 1997)
  and expiring in August, 1999                               29,000     61,300

Industrial Revenue Bonds, maturing periodically from
  2003 through 2020, accruing interest at a variable rate
  based on weekly  tax-exempt  interest rates (4.25%
  at June 30, 1997)                                          17,265     17,265
Other                                                         7,094      9,585
                                                            --------   --------
                                                            128,359    163,150
Less current portion                                          2,422      2,907
                                                           ---------  ---------
                                                           $125,937   $160,243
                                                           =========  =========

At June 30, 1997, $96,000,000 was available for borrowing under the Company's $125 million revolving line of credit.

Principal payments during each of the next five fiscal years are due as follows:
1998-$2,422,000;    1999-$2,067,000;    2000-$30,132,000;   2001-$438,000;   and
2002-$358,000. Interest paid for all periods presented in the accompanying consolidated financial statements approximates interest expense.

WATTS INDUSTRIES, INC. AND SUBSIDIARIES

Certain of the Company's loan agreements contain covenants that require, among other items, the maintenance of certain financial ratios and net worth, and limit the Company's ability to enter into secured borrowing arrangements. Under its most restrictive loan covenant, which requires the Company to maintain a net worth of not less than the sum of $295 million and 50% of cumulative consolidated net income for periods subsequent to June 30, 1996, the Company had $12.8 million available at June 30, 1997 for the payment of dividends.


(9) COMMON STOCK

The Company's Board of Directors authorized the purchase of up to 1,500,000 and 2,000,000 shares of the Company's common stock in open market and private purchases during fiscal years 1997 and 1996, respectively. At June 30, 1997, 2,780,200 shares of the Company's common stock had been purchased and retired since commencement of this purchase plan.

The Class A Common Stock and Class B Common Stock have equal dividend and liquidation rights. Each share of the Company's Class A Common Stock is entitled to one vote on all matters submitted to stockholders and each share of Class B Common Stock is entitled to ten votes on all such matters. Shares of Class B Common Stock are convertible into shares of Class A Common Stock, on a one-to-one basis, at the option of the holder. The Company has reserved a total of 6,231,108 shares of Class A Common Stock for issuance under its stock-based compensation plans and 11,215,627 shares for conversion of Class B Common Stock to Class A Common Stock.


(10)  STOCK-BASED COMPENSATION

The Company has several stock option plans under which key employees and outside directors have been granted incentive (ISOs) and nonqualified (NSOs) options to purchase the Company's Class A Common Stock. Generally, options become exercisable over a five-year period at the rate of 20% per year and expire ten years after the date of grant. ISOs and NSOs granted under the plans have exercise prices of not less than 100% and 50% of the fair market value of the common stock on the date of grant, respectively. At June 30, 1997, 4,882,914 shares of Class A Common Stock were authorized for future grants of options under the Company's stock option plans.

The following is a summary of stock option activity and related information:

                                                                                   Fiscal Year Ended June 30,
                                                   ---------------------------------------------------------------------------------
                                                               1997                            1996                    1995
                                                   ---------------------------------------------------------------------------------
                                                                     WEIGHTED                     Weighted                 Weighted
                                                                      AVERAGE                      average                  average
(Options in thousands)                                               EXERCISE                     exercise                 exercise
                                                    OPTIONS             PRICE    Options             price    Options         price
                                                   ---------------------------------------------------------------------------------
Outstanding at beginning of year                      1,137         $   21.04      1,019         $   20.06      1,056     $   18.32
  Granted                                               378             16.38        314             23.36        289         23.81
  Canceled                                              (55)            21.79       (121)            22.16       (186)        20.09
  Exercised                                            (112)            17.28        (75)            15.61       (140)        14.66
                                                     -------       -----------    --------      -----------    -------   -----------
Outstanding at end of year                            1,348         $   20.01      1,137         $   21.04      1,019     $   20.06
                                                     =======       ===========    ========      ===========    =======   ===========
Exercisable at end of year                              552         $   20.39        460         $   19.34        371     $   18.37
                                                     =======       ===========    ========      ===========    =======   ===========


WATTS INDUSTRIES, INC. AND SUBSIDIARIES

The following table summarizes information about options outstanding at June 30, 1997:

                                             Options Outstanding            Options Exercisable
                                  -----------------------------------  ------------------------------
                                                  Weighted
                                                   average   Weighted                      Weighted
(Options in thousands)                           remaining    average                       average
                                    Number     contractual   exercise       Number         exercise
Range of Exercise Prices          outstanding  life (years)    price      exercisable        price
                                  -------------------------------------------------------------------
$10.69 - $11.38                      13          3.4          $10.84          13            $10.84
$14.25 - $16.38                     420          8.5           16.20          52             15.02
$16.60 - $19.80                     228          5.3           17.44         165             17.36
$22.13 - $26.13                     687          6.9           23.37         322             23.20
                                  ------        -----         -------       -----           -------
$10.69 - $26.13                   1,348          5.6           20.01         552             20.39
                                  ======        =====         =======       =====           =======

The Company has a Management Stock Purchase Plan which allows for the granting of Restricted Stock Units (RSUs) to key employees to purchase up to 1,000,000 shares of Class A Common Stock at 75% of the fair market value on the date of grant. RSUs generally vest annually over a three-year period from the date of grant. At June 30, 1997, 46,419 RSUs were outstanding.

Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS No. 123 for awards granted after June 30, 1995 as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS 123. The weighted average grant date fair value of options granted during fiscal years 1997, 1996 and 1995 was $3.72, $5.69 and $6.03, respectively. The fair value of the Company's stock-based awards to employees was estimated using a Black-Scholes option pricing model and the following assumptions:
                                                                  Options
                                                           --------------------
                                                              1997      1996
                                                           --------------------
Expected life (years)                                          5.0       5.0
Expected stock price volatility                               15.0%     15.0%
Expected dividend yield                                        1.8%      1.1%
Risk-free interest rate                                       6.56%     6.17%

The Company's pro forma information follows:
                                                                Fiscal Year
                                                              Ended June 30,
                                                           --------------------
                                                              1997      1996
                                                           --------------------
                                                           (in thousands, except
                                                          per share information)

Net income (loss) - as reported                            $51,747   $(50,285)
Net income (loss) - pro forma                               51,132    (50,613)
Primary net income (loss) per share - as reported             1.89      (1.70)
Primary net income (loss) per share - pro forma               1.86      (1.71)

Because SFAS 123 is applicable only to awards granted subsequent to June 30, 1995, its pro forma effect will not be fully reflected until fiscal year 2000.


(11)  EMPLOYEE BENEFIT PLANS

The Company sponsors defined benefit pension plans covering substantially all of its domestic nonunion employees. Benefits are based primarily on years of service and employees' compensation. The funding policy of the Company for these plans is to contribute annually the maximum amount that can be deducted for federal income tax purposes. At June 30, 1997, the fair value of assets held in trust for the Company's defined benefit plans approximated the related projected benefit obligation.

WATTS INDUSTRIES, INC. AND SUBSIDIARIES

The components of net pension expense follow:

                                                     Fiscal Year Ended June 30,
                                                 -------------------------------
                                                    1997       1996       1995
                                                 -------------------------------
                                                          (in thousands)
Defined benefit plans:
  Service cost - benefits earned                  $1,516     $1,620     $1,736
  Interest cost on projected benefit obligation    2,189      2,200      1,915
  Actual return on plan assets                    (1,976)    (3,689)      (802)
  Net amortization and deferral                     (346)     1,447     (1,369)
                                                ---------  ---------  ---------
    Total pension expense                         $1,383     $1,578     $1,480
                                                =========  =========  =========

The funded status of the Company's principal defined benefit plans and the amounts recognized in the consolidated balance sheets at June 30, follows:

                                                    1997       1996       1995
                                                 -------------------------------
                                                          (in thousands)
Vested benefit                                  $(22,804)  $(22,429)  $(20,013)
Nonvested benefit                                 (1,299)    (1,774)    (1,307)
                                                ---------  ---------  ---------
  Accumulated benefit obligation                 (24,103)   (24,203)   (21,320)
Benefit obligation related to future
  compensation levels                             (5,002)    (5,699)    (3,245)
                                                ---------  ---------  ---------
  Projected benefit obligation                   (29,105)   (29,902)   (24,565)
Fair value of plan assets, invested primarily
  in equities and debt securities                 28,014     29,348     24,635
                                                ---------  ---------  ---------
  Plan assets greater (less) than projected
    benefit obligation                            (1,091)      (554)        70
Unrecognized transition (asset) obligation        (2,225)    (2,543)    (2,862)
Unrecognized prior service cost                    1,055        546        602
Unrecognized net (gain) loss                        (676)         9        430
Minimum liability adjustment                        (217)      (420)      (469)
                                                ---------  ---------  ---------
  Net accrued pension cost included in
    consolidated balance sheets                  $(3,154)   $(2,962)   $(2,229)
                                                =========  =========  =========

The primary assumptions used in determining related obligations of the plans were: discount rate 8%; increases in compensation levels 5%; and long-term rates of return on assets 8%; in fiscal years 1997, 1996 and 1995.

The Company sponsors a 401(k) Savings Plan for substantially all domestic nonunion employees. Under the Plan, the Company matches a specified percentage of employee contributions, subject to certain limitations. Company expense incurred in connection with this plan was $330,000, $350,000 and $260,000 in fiscal years 1997, 1996 and 1995, respectively.


(12)  CONTINGENCIES AND ENVIRONMENTAL REMEDIATION

CONTINGENCIES
Lawsuits and other proceedings or claims, arising from the ordinary course of operations, are pending or threatened against the Company and its subsidiaries. The Company has established reserves which it presently believes are adequate in light of probable and estimable exposure to pending and threatened litigation of which it has knowledge. On the basis of information presently available, management is of the opinion that any additional liability resulting from these matters will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.


ENVIRONMENTAL REMEDIATION
The Company has been named a potentially responsible party with respect to identified contaminated sites. The level of contamination varies significantly from site to site as do the related levels of remediation efforts. Environmental liabilities are

WATTS INDUSTRIES, INC. AND SUBSIDIARIES
recorded based on the most probable  cost, if known,  or on the estimated minimum cost of remediation. The Company's accrued estimated environmental liabilities are based on assumptions which are subject to a number of factors and uncertainties. Circumstances which can affect the reliability and precision of these estimates include identification of additional sites, environmental regulations, level of cleanup required, technologies available, number and financial condition of other contributors to remediation and the time period over which remediation may occur. The Company recognizes changes in estimates as new remediation requirements are defined or as new information becomes available. The Company estimates that its accrued environmental remediation liabilities will likely be paid over the next five to ten years.


(13)  FINANCIAL INSTRUMENTS

Fair Value of Long-Term Debt
The fair value of the Company's 8-3/8% notes, due December 2003, is based on quoted market prices. The fair value of the Company's variable rate debt approximates its carrying value. The carrying amount and the estimated fair market value of the Company's long-term debt, including the current portion, are as follows:

                                                                June 30,
                                                         ---------------------
                                                            1997        1996
                                                         ---------------------
                                                              (in thousands)
Carrying amount                                          $128,359   $163,150
Estimated fair value                                      133,774    166,994

USE OF DERIVATIVES
The Company uses foreign currency forward exchange contracts to reduce the impact of currency fluctuations on certain anticipated intercompany purchase transactions that are expected to occur within the fiscal year. Related gains and losses are recognized when the contracts expire, which is generally in the same period as the underlying foreign currency denominated transaction. These contracts do not subject the Company to significant market risk from exchange movement because they offset gains and losses on the balances and transactions being hedged. At June 30, 1997 and 1996, there were no open foreign currency forward exchange contracts.


(14)  FINANCIAL INFORMATION BY GEOGRAPHIC AREA

Financial  information  by geographic  area is  summarized as follows.  Transfer
prices  to  foreign   subsidiaries   are  intended  to  produce  profit  margins
commensurate with sales and marketing efforts:

                                                        FISCAL YEAR ENDED JUNE 30, 1997
                                      --------------------------------------------------------------------------
                                        DOMESTIC      CANADA      EUROPE        ASIA ELIMINATIONS CONSOLIDATED
                                      --------------------------------------------------------------------------
                                                                      (IN THOUSANDS)
NET SALES                              $ 535,954   $  27,681   $ 139,636   $  17,069    $       0    $ 720,340
TRANSFER BETWEEN AREAS                    12,209       5,549         421       4,004      (22,183)           0
                                      ----------  ----------  ----------  ----------   ----------   ----------
                                       $ 548,163   $  33,230   $ 140,057   $  21,073    $ (22,183)   $ 720,340
                                      ==========  ==========  ==========  ==========   ==========   ==========
OPERATING INCOME OF GEOGRAPHIC AREAS   $  81,283   $   1,401   $  16,074   $     653    $    (574)   $  98,837
                                      ==========  ==========  ==========  ==========   ==========   ==========
GENERAL CORPORATE EXPENSES                                                                              12,429
                                                                                                    ----------
OPERATING INCOME                                                                                     $  86,408
                                                                                                    ==========
ASSETS                                 $ 450,302   $  23,742   $ 118,171   $  31,499    $  (1,631)   $ 622,083
                                      ==========  ==========  ==========  ==========   ==========   ==========


WATTS INDUSTRIES, INC. AND SUBSIDIARIES

                                                           Fiscal Year Ended June 30, 1996
                                      --------------------------------------------------------------------------------
                                         Domestic       Canada       Europe         Asia  Eliminations  Consolidated
                                      --------------------------------------------------------------------------------
                                                                       (in thousands)
Net sales                               $ 476,279    $  28,086    $ 118,673    $  17,838    $       0    $ 640,876
Transfer between areas                     10,220        5,180        3,549            0      (18,949)           0
                                        ---------    ---------    ---------    ---------    ---------    ---------
                                        $ 486,499    $  33,266    $ 122,222    $  17,838    $ (18,949)   $ 640,876
                                        =========    =========    =========    =========    =========    =========
Operating income (loss) of
  geographic areas                      $  43,576    $  (7,709)   $ (59,242)   $     907    $  (2,558)   $ (25,026)
                                        =========    =========    =========    =========    =========
General corporate expenses                                                                                  14,207
                                                                                                         ---------
Operating loss                                                                                           $ (39,233)
                                                                                                         =========
Assets of continuing operations         $ 400,469    $  25,357    $ 123,270    $  30,118    $  (1,321)   $ 577,893
Net assets of discontinued operations      65,202            0       13,199            0            0       78,401
                                        ---------    ---------    ---------    ---------    ---------    ---------
                                        $ 465,671    $  25,357    $ 136,469    $  30,118    $  (1,321)   $ 656,294
                                        =========    =========    =========    =========    =========    =========


                                                           Fiscal Year Ended June 30, 1995
                                      --------------------------------------------------------------------------------
                                         Domestic      Canada      Europe        Asia  Eliminations  Consolidated
                                      --------------------------------------------------------------------------------
                                                                       (in thousands)
Net sales                               $ 441,808   $  30,016   $  93,518   $  11,509    $       0    $ 576,851
Transfer between areas                     12,592       5,231           0           0      (17,823)           0
                                        ---------   ---------   ---------   ---------    ----------   ---------
                                        $ 454,400   $  35,247   $  93,518   $  11,509    $ (17,823)   $ 576,851
                                        =========   =========   =========   =========    ==========   =========
Operating income of geographic areas    $  75,415   $   1,913   $   8,978   $   1,429    $     (65)   $  87,670
                                        =========   =========   =========   =========    ==========
General corporate expenses                                                                               10,559
                                                                                                      ---------
Operating income                                                                                      $  77,111
                                                                                                      =========
Assets of continuing operations         $ 393,012   $  29,567   $ 154,069   $  17,550    $  (1,191)   $ 593,007
Net assets of discontinued operations      71,743           0      11,644           0            0       83,387
                                        ---------   ---------   ---------   ---------    ----------   ---------
                                        $ 464,755   $  29,567   $ 165,713   $  17,550    $  (1,191)   $ 676,394
                                        =========   =========   =========   =========    ==========   =========


Included in domestic sales are export sales of $54.1 million in fiscal year 1997, $43.5 million in fiscal year 1996 and $39.7 million in fiscal year 1995.

WATTS INDUSTRIES, INC. AND SUBSIDIARIES

(15)  QUARTERLY FINANCIAL INFORMATION (Unaudited)

                                               First       Second         Third        Fourth
                                            Quarter(a)    Quarter       Quarter       Quarter
                                          ----------------------------------------------------
                                             (in thousands, except per share information)
Fiscal year ended June 30, 1997:
  Net sales                                 $176,008     $174,220      $184,191      $185,921
  Gross profit                                60,356       60,152        63,730        61,154
  Income from continuing operations           12,346       11,750        12,889        11,475
  Net income                                  15,633       11,750        12,889        11,475
  Income per common share:
    Continuing operations                        .45          .43         .47           .42
    Discontinued operations                      .12          .00         .00           .00
    Net income                                   .57          .43         .47           .42
  Dividends per common share                     .07          .07         .0775         .0775

(a) Includes $3.2 million after-tax gain from sale of discontinued operations.

                                               First       Second         Third        Fourth
                                             Quarter      Quarter       Quarter(a)    Quarter(b)
                                          ------------------------------------------------------
                                             (in thousands, except per share information)
Fiscal year ended June 30, 1996:
  Net sales                                 $154,129     $156,593      $159,823      $170,331
  Gross profit                                56,921       55,913        44,941        54,423
  Income (loss) from continuing operations    11,664       10,051       (80,303)        4,823
  Net income (loss)                           12,134       10,777       (79,273)        6,077
  Income (loss) per common share:
    Continuing operations                      .39           .33          (2.70)          .17
    Discontinued operations                    .02           .03            .03           .04
    Net income (loss)                          .41           .36          (2.67)          .21
  Dividends per common share                   .0625         .0625          .07           .07

(a) Includes $63.1 long-lived asset impairment loss; $19.9 million restructuring charge; $13.8 million charge, principally for product liability costs, additional bad debt reserves and environmental remediation costs; and $9.5 million charge for additional inventory valuation reserves. The aggregate after-tax effect of these charges on net income was $89.6 million.

(b) Includes $5.5 million restructuring charge ($3.4 million after-tax).

                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
                    WATTS INDUSTRIES, INC. AND SUBSIDIARIES
                             (AMOUNTS IN THOUSANDS)


------------------------------------------------------------------------------------------------------------------
      COLUMN A                         COLUMN B                         COLUMN C                          COLUMN D      COLUMN E
------------------------------------------------------------------------------------------------------------------
                                                                       ADDITIONS
------------------------------------------------------------------------------------------------------------------
                                     Balance at          Charged to Costs        Charged to Other        Deductions    Balance at
     Description                 Beginning of Period        and Expenses        Accounts - Describe     Describe (1)  End of Period
------------------------------------------------------------------------------------------------------------------
  Year ended June 30, 1997
  Deducted from asset account:
    Allowance for doubtful
     accounts                        $8,822                   $2,489                   $30 (2)            $3,396          $7,945

  Year ended June 30, 1996
  Deducted from asset account:
    Allowance for doubtful
     accounts                        $5,417                   $4,408                  $320 (2)            $1,323          $8,822

  Year ended June 30, 1995
  Deducted from asset account:
    Allowance for doubtful
     accounts                        $4,105                   $1,351                 $1,173 (2)           $1,212          $5,417

  (1) Uncollectible accounts written off, net of recoveries.

  (2) Balance acquired in connection with acquisition of Ames in 1997, Trubert and Artec in 1996, Jameco and Anderson-Barrows in 1995.


                              EXHIBIT INDEX

      Exhibits 10.1-10.6, 10.8, 10.22, and 10.29 constitute all of the management contracts and compensation plans and arrangements of the Company required to be filed as exhibits to this Annual Report. Upon written request of any stockholder to the Chief Financial Officer at the Company's principal executive office, the Company will provide any of the Exhibits listed below.


Exhibit No.             Description and Location

      3.1   Restated Certificate of Incorporation, as amended. (12)
      3.2   Amended and Restated By-Laws. (1)
      9.1 Horne Family Voting Trust Agreement-1991 dated as of October 31, 1991 (2), Amendments dated November 19, 1996*, February 24, 1997*, June 5, 1997*, and August 26, 1997.*
      9.2 The George B. Horne Voting Trust Agreement-1997 dated as of August 26, 1997. *
      10.1 Employment Agreement effective as of September 1, 1996 between the Registrant and Timothy P. Horne. (14)
      10.2 Supplemental Compensation Agreement effective as of September 1, 1996 between the Registrant and Timothy P. Horne. (14)
      10.3  Deferred Compensation Agreement between the Registrant and Timothy
            P. Horne, as amended. (4)
      10.4  1996 Stock Option Plan, dated October 15, 1996. (15)
      10.5  1989 Nonqualified Stock Option Plan. (3)
      10.6 Watts Industries, Inc. Retirement Plan for Salaried Employees dated December 30, 1994, as amended and restated effective as of January 1, 1994, (12), Amendment No. 1 (14), Amendment No. 2 (14), Amendment No. 3 (14), Amendment No. 4 dated September 4, 1996.*
      10.7  Registration Rights Agreement dated July 25, 1986. (5)
      10.8  Executive Incentive Bonus Plan, as amended. (12)
      10.9 Indenture dated as of December 1, 1991 between the Registrant and The First National Bank of Boston, as Trustee, including form of 8-3/8% Note Due 2003. (8)
      10.10 Loan Agreement and Mortgage among The Industrial Development Authority of the State of New Hampshire, Watts Regulator Co. and Arlington Trust Company dated August 1, 1985. (4)
      10.11 Amendment Agreement relating to Watts Regulator Co. (Canaan and Franklin, New Hampshire, facilities) financing dated December 31, 1985. (4)
      10.12 Sale Agreement between Village of Walden Industrial Development Agency and Spence Engineering Company, Inc. dated June 1, 1994. (11)
      10.13 Letter of Credit, Reimbursement and Guaranty Agreement dated June 1, 1994 by and among the Registrant, Spence Engineering Company, Inc. and First Union National Bank of North Carolina. (11), Amendment No. 1 (14), Amendment No. 2 dated October 1, 1996.*
      10.14 Trust Indenture from Village of Walden Industrial Development Agency to The First National Bank of Boston, as Trustee, dated June 1, 1994. (11)
      10.15 Loan Agreement between Hillsborough County Industrial Development
            Authority and Leslie Controls, Inc. dated July 1, 1994. (11)
      10.16 Letter of Credit, Reimbursement and Guaranty Agreement dated July 1,
            1994 by and among the Registrant, Leslie Controls, Inc. and First Union National Bank of North Carolina (11), Amendment No. 1 (14), Amendment No. 2 dated October 1, 1996.*

      10.17 Trust Indenture from Hillsborough County Industrial Development
            Authority to The First National Bank of Boston, as Trustee, dated
            July 1, 1994.  (11)
      10.18 Loan Agreement between The Rutherford County Industrial Facilities and Pollution Control Financing Authority and Watts Regulator
            Company dated September 1, 1994.(12)
      10.19 Letter of Credit, Reimbursement and Guaranty Agreement dated
            September 1, 1994 by and among the Registrant, Watts Regulator
            Company and The First Union National Bank of North Carolina (12),
            Amendment No. 1 (14), Amendment No. 2 dated October 1, 1996.*
      10.20 Trust Indenture from The Rutherford County Industrial Facilities and
            Pollution Control Financing Authority to The First National Bank of
            Boston,as Trustee, dated September 1, 1994. (12)
      10.21 Amended and Restated Stock  Restriction  Agreement dated October 30,
            1991 (2), Amendment dated August 26, 1997.*
      10.22 Watts Industries, Inc. 1991 Non-Employee Directors' Nonqualified
            Stock Option Plan (7), Amendment No. 1. (14)
      10.23 Letters of Credit relating to retrospective paid loss insurance programs. (10)
      10.24 Form of Stock Restriction Agreement for management stockholders. (5)
      10.25 Revolving Credit Agreement dated December 23, 1987 between
            Nederlandse Creditbank NV and Watts Regulator (Nederland) B.V. and
            related Guaranty of Watts Industries, Inc. and Watts Regulator
            Co. dated December 14, 1987. (6)
      10.26 Loan Agreement dated September 1987 with, and  related Mortgage to,
            N.V.  Sallandsche Bank. (6)
      10.27 Agreement of the sale of shares of Intermes, S.p.A., RIAF Holding
            A.G. and the participations in Multiscope Due S.R.L. dated November
            6, 1992. (9)
      10.28 Revolving Credit Agreement dated August 30, 1994 between and among
            Watts Investment Company, certain financial institutions, the First
            National Bank of Boston, as Agent, and the Registrant, as Guarantor
            (11), Amendment No. 1 (14), Amendment No. 2. (14)
      10.29 Watts Industries, Inc. Management Stock Purchase Plan dated October
            17, 1995 (13), Amendment No. 1 dated August 5, 1997.*
      10.30 Stock Purchase Agreement dated as of June 19, 1996 by and among
            Mueller Co., Tyco Valves Limited, Watts Investment Company, Tyco
            International Ltd. and Watts Industries, Inc. (16)
      11    Statement  Regarding  Computation  of Earnings per Common  Share. *
      21    Subsidiaries. *
      23.1  Consent of KPMG Peat Marwick LLP. *
      23.2  Consent of Ernst & Young  LLP,  Independent  Auditors,  predecessor auditors.*
      23.3  Consent of Deloitte & Touche, Independent Auditors, predecessor auditors.*
      27    Financial Data Schedule. *

Incorporated By Reference To:
-----------------------------

(1)   Relevant exhibit to Registrant's Form 8-K dated May 15, 1992.
(2)   Relevant exhibit to Registrant's Form 8-K dated November 14, 1991.
(3)   Relevant exhibit to Registrant's Form 10-K for the year ended June 30,
      1989.
(4)   Relevant exhibit to Registrant's Form S-1 (No. 33-6515) dated June 17,
      1986.
(5) Relevant exhibit to Registrant's Form S-1 (No. 33-6515) as part of the Second Amendment to such Form S-1 dated August 21, 1986.
(6) Relevant exhibit to Registrant's Form S-1 (No. 33-27101) dated February 16, 1989.
(7) Relevant exhibit to Registrant's Amendment No. 1 to Form 10-K for year ended June 30, 1992.
(8)   Relevant exhibit to Registrant's Form 10-K for year ended June 30, 1992.

(9) Relevant exhibit to Registrant's Amendment No. 2 dated February 22, 1993 to Form 8-K dated November 6, 1992.
(10)  Relevant exhibit to Registrant's Form 10-K for year ended June 30, 1993.
(11)  Relevant exhibit to Registrant's Form 10-K for year ended June 30, 1994.
(12)  Relevant exhibit to Registrant's Form 10-K for year ended June 30, 1995.
(13) Relevant exhibit to Registrant's Form S-8 (No.33-64627) dated November 29, 1995.
(14)  Relevant exhibit to Registrant's Form 10-K for year ended June 30, 1996.
(15) Relevant exhibit to Registrant's Form S-8 (No.333-32685) dated August 1, 1997.
(16)  Relevant exhibit to Registrant's Form 8-K dated September 4, 1996.

* Filed as an exhibit to this Report with the Securities and Exchange Commission