Form 10-Q
period 1997-09-30
WATTS INDUSTRIES INC
filed 1997-11-14
CIK 795403

UNITED STATES

             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549


                          FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended September 30, 1997

                             or

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                            Outstanding at October 31, 1997

Class A Common, $.10 par value               15,903,727
Class B Common, $.10 par value               11,159,127


           WATTS INDUSTRIES, INC. AND SUBSIDIARIES


                            INDEX


Part I. Financial Information                                  Page#


     Item 1.   Condensed Consolidated Balance Sheets at
           September 30, 1997 and June 30, 1997                 3

           Condensed Consolidated Statements of
           Operations for the Three Months Ended
           September 30, 1997 and September 30, 1996            4

           Condensed Consolidated Statements of Cash
           Flows for the Three Months Ended
           September 30, 1997 and September 30, 1996            5

           Notes to Condensed Consolidated Financial          6-7
           Statements

     Item 2.  Management's Discussion and Analysis of
            Financial  Condition and Results  of  Operations  7-9

Part II.     Other Information

     Item 1.   Legal Proceedings                              9-10

     Item 6.   Exhibits and Reports on Form 8-K                 11

     Signatures                                                 12

     Exhibit Index                                              13

            Exhibit  11 - Computation of Per Share  Earnings    14

            Exhibit 27 - Financial Data Schedule                15




PART I.  FINANCIAL INFORMATION
------------------------------
ITEM 1.  FINANCIAL STATEMENTS
        ----------------------
WATTS INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands,  except share information)

                                                          (Unaudited)  (Audited)
                                                          Sept. 30,    June 30,
                                                            1997         1997
                                                          ---------    ---------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                             $    4,664   $   13,904
  Short-term investments                                    11,641          518
  Trade accounts receivable, less allowance
     for doubtful accounts of $8,731 at September 30, 1997
     and $7,945 at June 30, 1997                           131,691      121,349
  Inventories:
     Raw materials                                          66,589       64,261
     Work in process                                        27,131       26,030
     Finished goods                                         79,005       80,926
                                                          ---------    ---------
        Total Inventories                                  172,725      171,217
  Prepaid expenses and other assets                         13,117       13,087
  Deferred income taxes                                     22,666       22,480
  Net assets held for sale                                   3,030        3,037
                                                          ---------    ---------
     Total Current Assets                                  359,534      345,592
OTHER ASSETS:
  Goodwill, net of accumulated amortization of $14,494 at
     September 30, 1997 and $13,484 at June 30, 1997       110,829      110,928
  Other                                                     12,709       12,869
PROPERTY, PLANT AND EQUIPMENT:
  Property, plant and equipment, at cost                   287,564      281,231
  Accumulated depreciation                                (132,764)    (128,537)
                                                          ---------    ---------
     Property, plant and equipment, net                    154,800      152,694
                                                          ---------    ---------
TOTAL ASSETS                                            $  637,872   $  622,083
                                                          =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                      $   45,113   $   48,896
  Accrued expenses and other liabilities                    61,893       53,738
  Accrued compensation and benefits                         13,102       15,834
  Current portion of long-term debt                          2,362        2,422
                                                          ---------    ---------
     Total Current Liabilities                             122,470      120,890
LONG-TERM DEBT, NET OF CURRENT PORTION                     128,258      125,937
DEFERRED INCOME TAXES                                       17,051       16,675
OTHER NONCURRENT LIABILITIES                                13,418       13,796
MINORITY INTEREST                                           10,965       11,146
STOCKHOLDERS' EQUITY:
  Preferred Stock,$.10 par value; 5,000,000 shares authorized;
     no shares issued or outstanding                            -            -
  Class A Common Stock, $.10 par value; 1 vote per share;
     80,000,000 shares authorized; issued and outstanding:
     15,878,927 at September 30, 1997 and 15,797,460 shares
     at June 30, 1997                                        1,588        1,580
  Class B Common Stock, $.10 par value; 10 votes per share;
     25,000,000 shares authorized; issued and outstanding:
     11,159,127 at September 30, 1997 and 11,215,627 shares
     at June 30, 1997                                        1,116        1,121
  Additional paid-in capital                                45,134       44,643
  Retained earnings                                        304,695      293,170
  Cumulative translation adjustment                         (6,823)      (6,875)
                                                          ---------    ---------
     Total Stockholders' Equity                            345,710      333,639
                                                          ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $  637,872   $  622,083
                                                          =========    =========
See accompanying notes to condensed consolidated financial statements.


WATTS INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share information)
(Unaudited)
                                                          Three Months Ended
                                                          --------------------
                                                          Sept. 30,    Sept. 30,
                                                            1997         1996
                                                          ---------    ---------
Net sales                                               $  179,460   $  176,008
Cost of goods sold                                         115,553      115,652
                                                          ---------    ---------
  GROSS PROFIT                                              63,907       60,356
Selling, general & administrative expenses                  40,032       38,090
                                                          ---------    ---------
  OPERATING INCOME                                          23,875       22,266
                                                          ---------    ---------
Other (income) expense:
  Interest income                                             (273)         (99)
  Interest expense                                           2,542        2,754
  Other - net                                                  698          189
                                                          ---------    ---------
                                                             2,967        2,844
                                                          ---------    ---------
INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                                      20,908       19,422
Provision for income taxes                                   7,288        7,076
                                                          ---------    ---------
  INCOME  FROM CONTINUING OPERATIONS                        13,620       12,346
  Income from discontinued operations, net of taxes             -            79
  Gain on disposal of discontinued operations,
     net of taxes                                               -         3,208
                                                          ---------    ---------
  NET INCOME                                            $   13,620   $   15,633
                                                          =========    =========
Income per common share :
  Continuing operations                                 $      0.50  $      0.45
  Discontinued operations                                       -            -
  Gain on disposal of discontinued operations                   -           0.12
                                                          ---------    ---------
  NET INCOME                                            $      0.50  $      0.57
                                                          =========    =========
   Dividends per common share                           $    0.0775  $    0.0700
                                                          =========    =========
See accompanying notes to condensed consolidated financial statements.


WATTS INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF  CASH FLOWS
(Amounts in thousands)
(Unaudited)
                                                          Three Months Ended
                                                          --------------------
                                                          Sept. 30,    Sept. 30,
                                                            1997         1996
                                                          ---------    ---------
OPERATING ACTIVITIES
  Income from continuing operations                     $   13,620   $   12,346
  Adjustments to reconcile net income from continuing
     operations to net cash provided by
     continuing operating activities:
     Restructuring  payments                                  (732)        (795)
     Depreciation and amortization                           5,506        5,618
     Deferred income taxes                                     179          255
     Gain on disposal of equipment                             (12)         (41)
     Equity in undistributed earnings of affiliates            (59)          -
     Changes in operating assets and liabilities, net of effects from business acquisitions:
        Accounts receivable                                (10,602)      (9,641)
        Inventories                                         (1,785)        (961)
        Prepaid  expenses and other assets                    (178)      (2,593)
        Accounts payable, accrued expenses and
           other liabilities                                 2,151       (2,656)
                                                          ---------    ---------
  Net cash provided by continuing operations                 8,088        1,532
  Net cash provided by discontinued operations                  -           653
                                                          ---------    ---------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                  8,088        2,185
                                                          ---------    ---------
INVESTING ACTIVITIES
  Additions to property, plant and equipment                (6,610)      (6,724)
  Proceeds from sale of property, plant and equipment           67          176
  Increase in other assets                                    (617)        (727)
  Discontinued  Operations:
     Additions to property, plant and equipment                 -          (142)
     Proceeds from disposal of discontinued operations          -        90,581
  Business acquisitions, net of cash acquired                 (686)        (862)
  Net changes in short-term investments                    (11,123)          -
                                                          ---------    ---------
  NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES      (18,969)      82,302
                                                          ---------    ---------
FINANCING ACTIVITIES
  Proceeds from long-term borrowings                        16,000       18,173
  Payments of long-term debt                               (13,698)     (79,705)
  Proceeds from exercise of stock options                      494           43
  Dividends paid                                            (2,096)      (1,927)
  Purchase of treasury stock                                    -        (8,385)
  Purchase and retirement of common stock                       -       (12,657)
                                                          ---------    ---------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          700      (84,458)
                                                          ---------    ---------
Effect of exchange rate changes on cash and
  cash equivalents                                             941          (29)
                                                          ---------    ---------
CHANGE IN CASH AND CASH EQUIVALENTS                         (9,240)          -
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            13,904           -
                                                          ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $    4,664   $       -
                                                          =========    =========

See accompanying notes to condensed consolidated financial statements.


                                 5


WATTS INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. In the opinion of management, the accompanying unaudited, condensed, consolidated financial statements contain all necessary adjustments, consisting only of adjustments of a normal recurring nature, to present fairly Watts Industries, Inc.'s Condensed Consolidated Balance Sheet as of September 30, 1997, its Condensed Consolidated Statements of Operations for the three months ended September 30, 1997 and 1996, and its condensed Consolidated Statements of Cash Flows for the three months ended September 30, 1997 and 1996.

      The balance sheet at June 30, 1997 has been derived from the audited financial statements at that date. The accounting policies followed by the Company are described in the June 30, 1997 financial statements which are contained in the Company's 1997 Annual Report. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the 1997 Annual Report to stockholders.

2. During September 1997, a wholly owned subsidiary of the Company purchased the Orion Fittings Division of Kelstan Plastic Products, Ltd. The Orion Fittings Division has manufactured corrosion resistant polyolefin piping systems for laboratory drainage and high purity process installations since 1963. The product line includes pipe, fittings, sinks, neutralizing tanks, pH alarm and monitoring systems and sediment interceptors. Sales have been concentrated in the Canadian market and were approximately $584,000 for the 12 months ended August 31, 1997.

3. During the quarter ended March 31, 1996, the Company decided to undertake certain restructuring initiatives aimed at improving the efficiency of certain of its continuing operations. The two most significant of those initiatives are the consolidation and downsizing of Pibiviesse S.p.A. and the relocation of Jameco Industries, Inc. from Wyandanch, New York to the Company's existing Spindale, North Carolina manufacturing facility. In connection with this restructuring plan and during the year ended June 30, 1996, the Company recorded a $25,415,000 restructuring charge for related severance costs, plant closure costs and asset write-downs.

      Cash payments for accrued employee severance and other plant closure costs were $732,000 during the quarter ended September 30, 1997 and the Company's remaining accrued restructuring liability was $3,126,000 at September 30, 1997. It is expected that the restructuring initiatives will be substantially complete by June 30, 1998.

     Since commencement of the restructuring plan, there has been a related net reduction of 213 employees. At September 30, 1997, it is expected that approximately 82 additional restructuring related terminations will occur.

4. On September 4, 1996, the Company sold its Municipal Water Group of businesses. Sales revenue from these businesses amounted to $14,027,000 during the period between July 1, 1996 and September 4, 1996. This revenue, net of all related expense including income taxes, has been classified as income from discontinued operations in the accompanying statement of operations for the three months ended September 30, 1996.

5.    Information  in  "Note (12) Contingencies  and  Environmental
Remediation"   set  forth  in  the  Registrant's   Form   10-K   is
incorporated herein by reference.  Also see Part II, Item 1.

Item 2.     WATTS INDUSTRIES, INC. AND SUBSIDIARIES
       Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Three Months Ended September 30, 1997 Compared to
Three Months Ended September 30, 1996

      Net sales from continuing operations increased $3,452,000 (2.0%) to $179,460,000. An analysis of this change in net sales is as follows:

Internal Growth                        $ 3,049,000       1.7%
Acquisitions/New Joint Ventures         10,344,000       5.9%
Jameco Sales now through Joint Venture  (3,834,000)     (2.1%)
Foreign Exchange Rate Effect            (6,107,000)     (3.5%)
Total Increase                         $ 3,452,000       2.0%

      The increase in net sales from internal growth is primarily attributable to increased unit shipments in North America of plumbing and heating valves and oil and gas valves. The increased sales due to acquisitions is primarily attributable to the January 1997 acquisition of Ames Co., Inc. ("Ames") located in Woodland, California. During fiscal year 1997, the Company entered into a joint venture agreement with the sales agent who markets imported vitreous china and faucets into the do-it-yourself ("DIY") market. Prior to the July 1997 commencement of operations by the joint venture, the related sales were recorded as part of the Jameco business. This decision was made to improve sales volume and profitability for these imported product lines. The Company has a 49% minority interest and reports activities for this joint venture on an equity basis. Therefore, in the quarter ended September 30, 1997, sales of these product lines are not included in our consolidated revenues. Product line sales for this division included in the three-month and twelve-month periods ended September 30, 1996 and June 30, 1997 were $3,834,000 and
$13,415,000, respectively. The unfavorable effect that changes in foreign exchange rates had on sales was primarily attributable to the Company's European operations. The Company intends to maintain its strategy of seeking acquisition opportunities as well as expanding its existing market position to achieve sales growth.

     Gross profit from continuing operations increased $3,551,000 (5.9%) and increased as a percentage of net sales from 34.3% to 35.6%. This percentage increase is primarily attributable to improved gross margins for oil and gas valves due to increased sales volumes and factory efficiencies. Additionally, there was a favorable sales mix within domestic plumbing and heating valves. These improvements were partially offset by manufacturing inefficiencies associated with the relocation of the Jameco product line into a Watts Regulator factory in Spindale, North Carolina.

       Selling, general and administrative expenses increased $1,942,000 (5.1%) to $40,032,000. This increase is primarily attributable to the inclusion of the expenses of Ames and increased variable selling expenses from certain divisions. This increase was partially offset by the impact of foreign exchange rate changes.

     Income from continuing operations increased $1,274,000 (10.3%) to $13,620,000.

      In the quarter ended September 30, 1996 the Company sold its Municipal Water Group of companies. This divestiture resulted in an after-tax gain of $3,208,000.

     The Company's consolidated results of operations are impacted by the effect that changes in foreign currency exchange rates have on its international subsidiaries' operating results. Changes in foreign exchange rates had an adverse effect on the net income from continuing operations of approximately $500,000.

     The weighted average number of common shares outstanding on September 30, 1997 for primary earnings per share was 27,293,437 shares compared to 27,436,579 shares for the quarter ended September 30, 1996. Net earnings per share from continuing earnings were $.50 for the quarter ended September 30, 1997 compared to $.45 per share for the quarter ended September 30, 1996.

      In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted for the quarter ended December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating earnings per share, the dilutive effect of common stock equivalents will be excluded. The impact of the implementation of the new requirements is expected to be immaterial.

Liquidity and Capital Resources

      During the quarter ended September 30, 1997, the Company generated $8,088,000 in cash flow from operations, which was principally used to fund capital expenditures of $6,610,000. These capital expenditures were primarily for manufacturing machinery and equipment as part of its commitment to continuously improve its manufacturing capabilities. The Company's capital expenditure budget for fiscal 1998 is $29,500,000.

      The Company has available an unsecured $125,000,000 line of credit which expires on August 31, 1999. The Company's intent is to utilize this credit facility to support the Company's acquisition program, working capital requirements of acquired companies and for general corporate purposes. As of September 30, 1997 there was $32,000,000 borrowed under this line of credit. Working capital was $237,064,000 at September 30, 1997 compared to $224,702,000 at June 30, 1997.

     The ratio of current assets to current liabilities was 2.9 to 1 at both September 30, 1997 and June 30, 1997. Cash and short-term investments were $16,305,000 at September 30, 1997 compared to $14,422,000 at June 30, 1997. Debt as a percentage of total capital employed was 27.4% at September 30, 1997 compared to 27.8% at June 30, 1997. At September 30, 1997 the Company was in compliance with all covenants related to its existing debt.

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

     The Company is currently a party to or otherwise involved with various administrative or legal proceedings under federal, state or local environmental laws or regulations involving a number of sites, in some cases as a participant in a group of potentially responsible parties ("PRP's"). Four of these sites, the Sharkey and Combe Landfills in New Jersey, the San Gabriel Valley/El Monte, California water basin site, and the Cherokee Oil Resources Site in Charlotte, North Carolina, are listed on the National Priorities List. With respect to the Sharkey Landfill, the Company has been allocated .75% of the remediation costs, an amount which is not material to the Company. No allocations have been made to date with respect to the Combe Landfill or San Gabriel Valley sites. The EPA has formally notified several entities that they have been identified as being potentially responsible parties with respect to the San Gabriel Valley site. As the Company was not included in this group, its potential involvement in this matter is uncertain at this point given that either the PRPs named to date or the EPA could seek to expand the list of potentially responsible parties. With respect to the Cherokee Oil Resources Site, the Company has recently made a payment as part of a de minimis settlement. In addition to the foregoing, the Solvent Recovery Service of New England site and the Old Southington landfill site, both in Connecticut, are on the National Priorities List but, with respect thereto, the Company has resort to indemnification from third parties and based on currently available information, the Company believes it will be entitled to participate in a de minimis capacity.

      With respect to the Combe Landfill, the Company is one of approximately 30 potentially responsible parties. The Company and all other PRP's received a Supplemental Directive from the New Jersey Department of Environmental Protection & Energy in 1994 seeking to recover approximately $9 million in the aggregate for the operation, maintenance, and monitoring of the implemented remedial action taken up to that time in connection with the Combe Landfill North site. Certain of the PRP's, including the Company, are currently negotiating with the state only to assume maintenance of this site in an effort to reduce future costs. The Company and the remaining PRPs have also received a formal demand from the U.S. Environmental Protection Agency to recover approximately $17 million expended to date in the remediation of this site. The EPA has filed suit against certain of the PRP's, and the Company has been named a third-party defendant in this litigation.

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

     (b)  A  report  on  Form 8-K was filed with the  Securities  &
       Exchange  Commission on September 10, 1997.   The  following
       item was reported on:

            (1)  Item  5.   Other Events.  There were no  financial
                 statements filed.

                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   WATTS INDUSTRIES, INC.



Date: November 14, 1997            By:  /s/ Timothy P. Horne
                                        Timothy P. Horne
                                        Chairman and Chief Executive Officer




Date: November 14, 1997            By:  /s/ Kenneth J. McAvoy
                                        Kenneth J. McAvoy
                                        Chief Financial Officer and Treasurer


                           EXHIBIT INDEX


Listed and indexed below are all Exhibits filed as part of this report.


Exhibit No.    Description

3.1             Restated Certificate of Incorporation, as  amended.(1)

3.2            Amended and Restated By-Laws.  (2)

11             Computation of earnings per share*

27             Financial Data Schedule*


(1) Incorporated by reference to the relevant exhibit to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 1995.

(2) Incorporated by reference to the relevant exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 1992.

*Filed herewith.