Form 10-Q
period 1997-12-31
WATTS INDUSTRIES INC
filed 1998-02-06
CIK 795403

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                                FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 1997

or

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

	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

	        Class					                     Outstanding at January 31, 1998

Class A Common, $.10 par value				      16,398,527

Class B Common, $.10 par value				      10,703,427


                WATTS INDUSTRIES, INC. AND SUBSIDIARIES


                                INDEX


Part I.   Financial Information				                          Page #

	Item 1.   Condensed Consolidated Balance Sheets
           at December 31, 1997 and June 30, 1997	             3

		         Condensed Consolidated Statements of
		         Operations for the Three Months Ended
		         December 31, 1997 and December 31, 1996	            4

         		Condensed Consolidated Statements of
		         Operations for the Six Months Ended
		         December 31, 1997 and December 31, 1996	            5

 		        Condensed Consolidated Statements of Cash
		         Flows for the Six Months Ended
		         December 31, 1997 and December 31, 1996	            6

         		Notes to Condensed Consolidated Financial           7-10
		         Statements

	Item 2.	  Management's Discussion and Analysis of
		         Financial Condition and Results of Operations	     10-13

Part II.	  Other Information

	Item 1.   Legal Proceedings	                                  14-15

	Item 4.   Submission of Matters to a Vote of Security Holders	15-16

	Item 6.   Exhibits and Reports on Form 8-K	                      16

	Signatures	                                                      17

	Exhibit Index	                                                   18

		Exhibit 27 - Financial Data Schedule	                           19





                         PART I.  FINANCIAL INFORMATION
------------------------------
ITEM 1.  FINANCIAL STATEMENTS
        ----------------------
                      WATTS INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                          (Unaudited)  (Audited)
                                                          Dec. 31,     June 30,
                                                            1997         1997
                                                          ---------    ---------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                             $   12,540   $   13,904
  Short-term investments                                     1,700          518
  Trade accounts receivable, less allowance
     for doubtful accounts of $8,762 at December 31, 1997
     and $7,945 at June 30, 1997                           131,303      121,349
  Inventories:
     Raw materials                                          72,304       64,261
     Work in process                                        30,980       26,030
     Finished goods                                         78,286       80,926
                                                          ---------    ---------
        Total Inventories                                  181,570      171,217
  Prepaid expenses and other assets                         16,385       13,087
  Deferred income taxes                                     22,250       22,480
  Net assets held for sale                                   2,046        3,037
                                                          ---------    ---------
     Total Current Assets                                  367,794      345,592
OTHER ASSETS:
  Goodwill, net of accumulated amortization of $14,939 at
     December 31, 1997 and $13,484 at June 30, 1997        116,273      110,928
  Other                                                     13,116       12,869
PROPERTY, PLANT AND EQUIPMENT:
  Property, plant and equipment, at cost                   292,037      281,231
  Accumulated depreciation                                (137,282)    (128,537)
                                                          ---------    ---------
     Property, plant and equipment, net                    154,755      152,694
                                                          ---------    ---------
TOTAL ASSETS                                            $  651,938   $  622,083
                                                          =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                      $   50,558   $   48,896
  Accrued expenses and other liabilities                    59,261       53,738
  Accrued compensation and benefits                         12,215       15,834
  Current portion of long-term debt                          2,128        2,422
                                                          ---------    ---------
     Total Current Liabilities                             124,162      120,890
LONG-TERM DEBT, NET OF CURRENT PORTION                     131,082      125,937
DEFERRED INCOME TAXES                                       16,641       16,675
OTHER NONCURRENT LIABILITIES                                12,587       13,796
MINORITY INTEREST                                           11,738       11,146
STOCKHOLDERS' EQUITY:
  Preferred Stock,$.10 par value; 5,000,000 shares authorized;
     no shares issued or outstanding                            -            -
  Class A Common Stock, $.10 par value; 1 vote per share;
     80,000,000 shares authorized; issued and outstanding:
     16,009,627 shares at December 31, 1997 and 15,797,460
     shares at June 30, 1997                                 1,601        1,580
  Class B Common Stock, $.10 par value; 10 votes per share;
     25,000,000 shares authorized; issued and outstanding:
     11,059,127 at December 31, 1997 and 11,215,627
     shares at June 30, 1997                                 1,106        1,121
  Additional paid-in capital                                45,780       44,643
  Retained earnings                                        316,206      293,170
  Cumulative translation adjustment                         (8,965)      (6,875)
                                                          ---------    ---------
     Total Stockholders' Equity                            355,728      333,639
                                                          ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $  651,938   $  622,083
                                                          =========    =========
See accompanying notes to condensed consolidated financial statements.


                    WATTS INDUSTRIES, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            (Dollars in thousands, except per share information)
                              (Unaudited)
                                                          Three Months Ended
                                                          --------------------
                                                          Dec. 31,     Dec. 31,
                                                            1997         1996
                                                          ---------    ---------
Net sales                                               $  179,198   $  174,220
Cost of goods sold                                         115,490      114,068
                                                          ---------    ---------
  GROSS PROFIT                                              63,708       60,152
Selling, general & administrative expenses                  40,708       39,014
                                                          ---------    ---------
  OPERATING INCOME                                          23,000       21,138
                                                          ---------    ---------
Other (income) expense:
  Interest income                                             (311)        (173)
  Interest expense                                           2,434        2,469
  Other, net                                                   263          262
                                                          ---------    ---------
                                                             2,386        2,558
                                                          ---------    ---------
  INCOME BEFORE INCOME TAXES                                20,614       18,580
Provision for income taxes                                   7,005        6,830
                                                          ---------    ---------
  NET INCOME                                            $   13,609   $   11,750
                                                          =========    =========
Income per common share :
  Basic                                                 $      0.50  $      0.43
                                                          =========    =========
  Diluted                                               $      0.50  $      0.43
                                                          =========    =========
   Dividends per common share                           $    0.0775  $    0.0700
                                                          =========    =========
See accompanying notes to condensed consolidated financial statements.


                   WATTS INDUSTRIES, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (Dollars in thousands, except per share information)
                               (Unaudited)
                                                          Six Months Ended
                                                          --------------------
                                                          Dec. 31,     Dec. 31,
                                                            1997         1996
                                                          ---------    ---------
Net sales                                               $  358,658   $  350,228
Cost of goods sold                                         231,043      229,720
                                                          ---------    ---------
  GROSS PROFIT                                             127,615      120,508
Selling, general & administrative expenses                  80,740       77,104
                                                          ---------    ---------
  OPERATING INCOME                                          46,875       43,404
                                                          ---------    ---------
Other (income) expense:
  Interest income                                             (584)        (272)
  Interest expense                                           4,976        5,223
  Other, net                                                   961          451
                                                          ---------    ---------
                                                             5,353        5,402
                                                          ---------    ---------
INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                                      41,522       38,002
Provision for income taxes                                  14,293       13,906
                                                          ---------    ---------
  INCOME  FROM CONTINUING OPERATIONS                        27,229       24,096
  Income from discontinued operations, net of taxes             -            79
  Gain on disposal of discontinued operations,
     net of taxes                                               -         3,208
                                                          ---------    ---------
  NET INCOME                                            $   27,229   $   27,383
                                                          =========    =========
Income per common share :
  Basic
     Continuing operations                              $      1.01  $      0.88
     Discontinued operations                                    -            -
     Gain on disposal of discontinued operations                -           0.12
                                                          ---------    ---------
  NET INCOME                                            $      1.01  $      1.00
                                                          =========    =========
  Diluted
     Continuing operations                              $      1.00  $      0.88
     Discontinued operations                                    -            -
     Gain on disposal of discontinued operations                -           0.12
                                                          ---------    ---------
  NET INCOME                                            $      1.00  $      1.00
                                                          =========    =========
   Dividends per common share                           $    0.1550  $    0.1400
                                                          =========    =========
See accompanying notes to condensed consolidated financial statements.


                   WATTS INDUSTRIES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF  CASH FLOWS
                          (Dollars in thousands)
                               (Unaudited)
                                                          Three Months Ended
                                                          --------------------
                                                          Dec. 31,     Dec. 31,
                                                            1997         1996
                                                          ---------    ---------
OPERATING ACTIVITIES
  Income from continuing operations                     $   27,229   $   24,096
  Adjustments to reconcile net income from continuing operations to net cash provided by continuing operating activities:
     Restructuring  payments                                (1,091)      (1,830)
     Depreciation and amortization                          11,417       10,266
     Deferred income taxes                                     201          853
     Gain on disposal of assets                               (593)         (98)
     Equity in undistributed earnings of affiliates            (53)          -
     Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
        Accounts receivable                                (11,837)     (16,213)
        Inventories                                        (12,375)      (1,241)
        Prepaid  expenses and other assets                  (3,311)      (2,696)
        Accounts payable, accrued expenses and
           other liabilities                                 6,527       (7,971)
                                                          ---------    ---------
  Net cash provided by continuing operations                16,114        5,166
  Net cash provided by discontinued operations                  -           653
                                                          ---------    ---------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                 16,114        5,819
                                                          ---------    ---------
INVESTING ACTIVITIES
  Additions to property, plant and equipment               (15,692)     (13,159)
  Proceeds from sale of assets                               6,196          248
  Increase in other assets                                    (962)        (789)
  Discontinued  Operations:
     Additions to property, plant and equipment                 -          (142)
     Proceeds from disposal of discontinued operations          -        90,581
  Business acquisitions, net of cash acquired               (7,848)        (862)
  Net changes in short-term investments                     (1,213)          -
                                                          ---------    ---------
  NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES      (19,519)      75,877
                                                          ---------    ---------
FINANCING ACTIVITIES
  Proceeds from long-term borrowings                        51,064       46,879
  Payments of long-term debt                               (46,116)     (98,433)
  Proceeds from exercise of stock options                    1,143           99
  Dividends paid                                            (4,193)      (3,855)
  Purchase of treasury stock                                    -       (10,413)
  Purchase and retirement of common stock                       -       (12,657)
                                                          ---------    ---------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        1,898      (78,380)
                                                          ---------    ---------
Effect of exchange rate changes on cash and
  cash equivalents                                             143          914
                                                          ---------    ---------
CHANGE IN CASH AND CASH EQUIVALENTS                         (1,364)       4,230
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            13,904           -
                                                          ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $   12,540   $    4,230
                                                          =========    =========

See accompanying notes to condensed consolidated financial statements.


WATTS INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	In the opinion of management, the accompanying
unaudited, condensed, consolidated financial statements contain all necessary adjustments, consisting only of adjustments of a normal recurring nature, to present fairly Watts Industries, Inc.'s
Condensed Consolidated Balance Sheet as of December
31, 1997, its Condensed Consolidated Statements of
Operations for the three and six months ended December
31, 1997 and 1996, and its condensed Consolidated
Statements of Cash Flows for the six months ended
December 31, 1997 and 1996.

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

	During December 1997, a wholly owned subsidiary of the Company purchased the pneumatic valve and motion switch business of Aerodyne Controls
Corporation. The Aerodyne product line consists of high quality valve components for medical, analytical, military and aerospace applications. Sales for the twelve months ended October 1997 were approximately
$7,000,000.

	The aggregate purchase price for these
acquisitions was $7,848,000.

3.	During fiscal year ended June 30, 1996, the
Company decided to undertake certain restructuring initiatives aimed at improving the efficiency of certain of its continuing operations. The two most significant of those initiatives were the consolidation and downsizing of Pibiviesse S.p.A. and the relocation of Jameco Industries, Inc. from Wyandanch, New York to the Company's existing
Spindale, North Carolina manufacturing facility. In connection with this restructuring plan and during the year ended June 30, 1996, the Company recorded a $25,415,000 restructuring charge for related severance costs, plant closure costs and asset write-downs.

	Cash payments for accrued employee severance and other plant closure costs were $1,091,000 during the six months ended December 31, 1997 and the Company's remaining accrued restructuring liability was
$2,757,000 at December 31, 1997. It is expected that the restructuring initiatives will be substantially complete by June 30, 1998.

	Since commencement of the restructuring plan, there has been a related net reduction of 218 employees. As of December 31, 1997, there are approximately 80 additional restructuring related terminations that are expected to occur.

4.	On September 4, 1996, the Company sold its
Municipal Water Group of businesses. Sales revenue from these businesses amounted to $14,027,000 during the period between July 1, 1996 and September 4, 1996.
This revenue, net of all related expense including income taxes, has been classified as income from discontinued operations in the accompanying statement of operations for the six months ended December 31, 1996.

5.         During the quarter ended December 31, 1997,
the Company adopted Statement of Financial Accounting
Standards (SFAS) No. 128 Earnings per Share.    SFAS
128 required the Company to change the method formerly used to compute earnings per share and to restate all prior periods presented. The requirements for calculating basic earnings per share excludes the dilutive effect of securities. Diluted earnings per share assumes the conversion of all dilutive securities. The following table sets forth the reconciliation of the calculation per SFAS 128:

						                   For the Three Months Ended December 31, 1997
					 	                Income	           Shares                   Per Share
                     (Numerator)	     (Denominator)                Amount

Basic EPS
Net Income					        $13,609,000	   27,059,430		                 $.50

Effect of Dilutive
Securities - primarily
stock options					           -           363,787

Diluted EPS					       $13,609,000	   27,423,217		                 $.50

                         For the Six Months Ended December 31, 1997
					 	                Income	           Shares	                   Per Share
						              (Numerator)	      (Denominator)                 Amount

Basic EPS
Net Income					        $27,229,000	   27,041,929		                 $1.01

Effect of Dilutive
Securities - primarily
stock options					          -            319,289

Diluted EPS					       $27,229,000	   27,361,218		                 $1.00

At December 31, 1997, there were no outstanding options to purchase shares of common stock with exercise prices greater than the average market price of the common shares during the three and six month period then ended.

						                For the Three Months Ended December 31, 1996
					 	              Income	             Shares	                   Per Share
						             (Numerator)	        (Denominator)                Amount

Basic EPS
Net Income					       $11,750,000	    27,044,872		                  $.43

Effect of Dilutive
Securities - primarily
stock options						         -	           168,324

Diluted EPS					      $11,750,000		   27,213,196		                  $.43

                     For the Six  Months Ended December 31, 1996
					 	             Income	              Shares	                   Per Share
						            (Numerator)	         (Denominator)                Amount
Basic EPS
Income from
Continuing
Operations		         $24,096,000      27,318,592		                  $.88

Income from
Discontinued
Operations*	              79,000					                                  -

Gain on Disposal
of Discontinued
Operations*					       3,208,000	                                    .12

Net Income					      $27,383,000	                                  $1.00

Effect of Dilutive
Securities - primarily
stock options						         -	          117,298

Diluted EPS					     $27,383,000	    27,435,890		                  $1.00

* Net of Income Taxes

Options to purchase 582,470 shares and 623,896 shares of common stock at prices ranging from $19.80 to $26.13 were outstanding during the three and six month periods ended December 31, 1996, respectively. These options were not included in the related computations of diluted EPS since the exercise price of the options was greater than the average market price of the common shares during those respective periods.

6.	During June 1997, the Company entered into a
joint venture agreement with the sales agent who markets imported vitreous china and faucets into the do-it-yourself ("DIY") market. Prior to the July 1997 commencement of operations by the joint venture, the related sales were recorded as part of the Company's
Jameco business. The Company now has a 49% minority interest in the new joint venture and reports activities on the equity basis, thus excluding these sales from the Company's consolidated revenues.
Revenues in fiscal 1997 were $13,415,000 for this business.

	During December 1997, the Company sold a small
Italian valve manufacturing division which was not part of the Company's core business. The division's sales for the three and six month periods ended
December 31, 1997 were $2,074,000 and $3,386,000,
respectively.

7.	Information in "Note (12) Contingencies and
Environmental Remediation" set forth in the Registrant's Form 10-K is incorporated herein by reference. Also see Part II, Item 1.

Item 2.	  WATTS INDUSTRIES, INC. AND SUBSIDIARIES
	         Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Results of Operations
Three Months Ended December 31, 1997 Compared to
Three Months Ended December 31, 1996

	Net sales increased $4,978,000 (2.9%) to $179,198,000. An analysis of this change in net sales is as follows:

Internal Growth	                        $ 4,836,000	        2.8%
Acquisitions/New Joint Ventures	          8,505,000	        4.9%
Jameco Sales now through Joint Venture	  (2,427,000)       (1.4%)
Foreign Exchange Rate Effect	            (5,936,000)	      (3.4%)
Total Increase	                         $ 4,978,000	        2.9%

	The increase in net sales from internal growth is primarily attributable to increased unit shipments in North America of oil and gas valves and increased unit shipments in Europe of plumbing and heating valves.
The increased sales due to acquisitions is primarily attributable to the January 1997 acquisition of Ames
Co., Inc. ("Ames") located in Woodland, California.
Last year's sales included $2,427,000 for a segment of the Jameco business for imported vitreous china and faucets in which the Company now has a 49% minority interest, thereby eliminating these sales from current year results. The unfavorable effect that changes in foreign exchange rates had on sales was primarily attributable to the Company's European operations.
The Company intends to maintain its strategy of seeking acquisition opportunities as well as expanding its existing market position to achieve sales growth.

During December 1997, the Company sold a small Italian valve manufacturing division which was not part of the Company's core business. The division's sales for the three and six month periods ended December 31, 1997 were $2,074,000 and $3,386,000, respectively.

Gross profit increased $3,556,000 (5.9%) and increased as a percentage of net sales from 34.5% to 35.6%.
This percentage increase is primarily attributable to improved gross margins for domestic plumbing and heating valves and improved gross margins for oil and gas valves. The gross margin on domestic plumbing and heating valves improved primarily due to the inclusion of Ames. The gross margin on oil and gas valves improved due to increased sales volumes and factory efficiencies. These improvements were partially offset by manufacturing inefficiencies associated with the relocation of the Jameco product line into a Watts
Regulator factory in Spindale, North Carolina.

	Selling, general and administrative expenses increased $1,694,000 (4.3%) to $40,708,000. This increase is primarily attributable to the inclusion of the expenses of Ames and increased variable selling expenses from certain divisions. This increase was partially offset by the impact of foreign exchange rate changes.

	Other nonoperating expense increased by $1,000
(.4%) to $263,000 for the three months ended December
31, 1997. Minority interest expense charges, resulting from the improved operating results of the two Chinese joint ventures, and higher foreign exchange settlement expenses were recognized during the period. Increased charges were offset by gains recognized on the sale of a Canadian manufacturing facility and a small Italian valve manufacturing division.

	The decrease in the effective tax rate from 36.76% to 33.98% was primarily attributable to the implementation of tax planning strategies intended to reduce income tax expense.

	Net income increased $1,859,000 (15.8%) to $13,609,000.

	The Company's consolidated results of operations are impacted by the effect that changes in foreign currency exchange rates have on its international subsidiaries' operating results. Changes in foreign exchange rates had an adverse effect on net income for the quarter ended of approximately $500,000.

The weighted average number of common shares outstanding for the quarter ended December 31, 1997 for basic and diluted earnings per share was 27,059,430 and 27,423,217 respectively, compared to 27,044,872 and 27,213,196 respectively for the quarter ended December 31, 1996.
Basic and diluted earnings per share from continuing operations were $.50 for the quarter ended December
31, 1997 compared to $.43 per share for the quarter ended December 31, 1996.

	During the quarter ended December 31, 1997, the
company adopted Statement of Financial Accounting
Standards (SFAS) No. 128 Earnings per Share.    SFAS
128 required the Company to change the method formerly used to compute earnings per share and to restate all prior periods presented. The impact of the implementation of the new requirements is immaterial.

Results of Operations
Six Months Ended December 31, 1997 Compared to
Six Months Ended December 31, 1996

	Net sales from continuing operations increased
$8,430,000 (2.4%) to $358,658,000. An analysis of this
change in net sales is as follows:

Internal Growth	                          $ 7,885,000	      2.2%
Acquisitions/New Joint Ventures	           18,849,000	      5.4%
Jameco Sales now through Joint Venture	    (6,261,000)     (1.8%)
Foreign Exchange Rate Effect	             (12,043,000)	    (3.4%)
Total Increase					                       $ 8,430,000	      2.4%

The increase in net sales from internal growth is primarily attributable to increased unit shipments in North America of oil and gas valves and increased unit shipments in Europe of plumbing and heating valves.
The increased sales due to acquisitions is primarily attributable to the inclusion of the sales of Ames.
Last year's sales included $6,261,000 for a segment of the Jameco business for imported vitreous china and faucets in which the Company now has a 49% minority interest, thereby eliminating these sales from current year results. The unfavorable effect that changes in foreign exchange rates had on sales was primarily attributable to the Company's European operations.
The Company intends to maintain its strategy of seeking acquisition opportunities as well as expanding its existing market position to achieve sales growth.

Gross profit from continuing operations increased
$7,107,000 (5.9%) and increased as a percentage of net sales from 34.4% to 35.6%. This percentage increase is primarily attributable to improved gross margins for oil and gas valves due to increased sales volume and factory efficiencies as well as the inclusion of Ames. These improvements were partially offset by manufacturing inefficiencies associated with the relocation of the Jameco product line into a Watts
Regulator factory in Spindale, North Carolina.

	Selling, general and administrative expenses increased $3,636,000 (4.7%) to $80,740,000. This increase is primarily attributable to the inclusion of the expenses of Ames and increased variable selling expenses from certain divisions. This increase was partially offset by the impact of foreign exchange rate changes.

	Other nonoperating expense increased by $510,000
(113%) to $961,000 for the six months ended December
31, 1997. Minority interest expense charges, resulting from the improved operating results of the two Chinese joint ventures, and higher foreign exchange settlement expenses were recognized during this period.
Increased charges were offset by gains recognized on the sale of a Canadian manufacturing facility and a small Italian valve manufacturing division.

	The effective tax rate for continuing operations decreased from 36.59% to 34.42% primarily due to the implementation of tax planning strategies intended to reduce income tax expense.

Income from continuing operations increased $3,133,000
(13.0%) to $27,229,000.

The Company's consolidated results of operations are impacted by the effect that changes in foreign currency exchange rates have on its international subsidiaries' operating results. Changes in foreign exchange rates had an adverse effect on income from continuing operations of approximately $1,000,000.

The weighted average number of common shares outstanding for the six months ended December 31, 1997 for basic and diluted earnings per share was 27,041,929 and 27,361,218, respectively, compared to 27,318,592 and 27,435,890, respectively, for the six months ended December 31, 1996. Basic and diluted earnings per share from continuing operations were $1.01 and $1.00 respectively for the six months ended
December 31, 1997 compared to $.88 per share for the six months ended December 31, 1996.

In the quarter ended September 30, 1996 the Company sold its Municipal Water Group of companies. This divestiture resulted in an after-tax gain of $3,208,000, or $.12 per share on both a basic and diluted basis, for the periods ended September 30, 1996 and December 31, 1996.

Liquidity and Capital Resources

	During the six-month period ended December 31, 1997, the Company generated $16,114,000 in cash flow from operations, which was principally used to fund capital expenditures of $15,692,000. These capital expenditures were primarily for manufacturing machinery and equipment as part of the Company's commitment to continuously improve its manufacturing capabilities. The Company's capital expenditure budget for fiscal 1998 is $29,500,000.

	During the quarter ended December 31, 1997 the Company sold one of its facilities in Canada, consolidating the operations into another existing
Canadian plant. Additionally, the Company sold a small
Italian valve manufacturing division (ISI) which was not part of the Company's core business. The proceeds for these two transactions totaled $6,050,000.

	On December 18, 1997, the Company acquired
Aerodyne Controls Corporation ("Aerodyne") located in
Ronkonkoma, New York. Aerodyne is a manufacturer of pneumatic valve and motion switches. Aerodyne's sales for the twelve months ended October 1997 were approximately $7,000,000. Customers are primarily in the medical, analytical, military and aerospace markets. The aggregate purchase price was approximately $7,162,000.

The Company has available an unsecured $125,000,000 line of credit which expires on August 31, 1999. The
Company's intent is to utilize this credit facility to support the Company's acquisition program, working capital requirements of acquired companies and for general corporate purposes. As of December 31, 1997, $35,000,000 was borrowed under this line of credit.
Working capital was $243,632,000 at December 31, 1997 compared to $224,702,000 at June 30, 1997.

The ratio of current assets to current liabilities was
3.0 to 1 at December 31, 1997 compared to 2.9 to 1 at
June 30, 1997. Cash and short-term investments were $14,240,000 at December 31, 1997 compared to
$14,422,000 at June 30, 1997. Debt as a percentage of total capital employed was 27.2% at December 31, 1997 compared to 27.8% at June 30, 1997. At December 31,
1997, the Company was in compliance with all covenants related to its existing debt.

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

	Leslie Controls, Inc. and Spence Engineering
Company, both subsidiaries of the Company, are involved as third-party defendants in various civil product liability actions pending in the U.S. District
Court, Northern District of Ohio. The underlying claims have been filed by present or former employees of various shipping companies for personal injuries allegedly received as a result of exposure to asbestos. The shipping companies contend that they installed in their vessels certain valves manufactured by Leslie Controls and/or Spence Engineering which contained asbestos. Leslie Controls is also a defendant in two similar matters pending in Superior
Court of California, San Francisco County.  The
Company has resort to certain insurance coverage with respect to these matters. Coverage has been disputed by certain of the carriers and, therefore, recovery is questionable, a factor which the Company has considered in its evaluation of these matters. The
Company has established certain reserves which it currently believes are adequate in light of the probable and estimable exposure of pending and threatened litigation of which it has knowledge.
Based on facts presently known to it, the Company does not believe the outcome of these proceedings will have a material adverse effect on its financial condition, results of operations or its liquidity.

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

	The Company is currently a party to or otherwise involved with various administrative or legal proceedings under federal, state or local environmental laws or regulations involving a number of sites, in some cases as a participant in a group of potentially responsible parties ("PRPs"). Three of these sites, the Sharkey and Combe Landfills in New
Jersey, and the San Gabriel Valley/El Monte,
California water basin site, are listed on the National Priorities List. With respect to the Sharkey
Landfill, the Company has been allocated .75% of the remediation costs, an amount which is not material to the Company. No allocations have been made to date with respect to the Combe Landfill or San Gabriel
Valley sites. The EPA has formally notified several entities that they have been identified as being potentially responsible parties with respect to the San Gabriel Valley site. As the Company was not included in this group, its potential involvement in this matter is uncertain at this point given that either the PRPs named to date or the EPA could seek to expand the list of potentially responsible parties.
In addition to the foregoing, the Solvent Recovery
Service of New England site and the Old Southington landfill site, both in Connecticut, are on the National Priorities List, but, with respect thereto, the Company has resort to indemnification from third parties and based on currently available information, the Company believes it will be entitled to participate in a de minimis capacity.

	With respect to the Combe Landfill, the Company is one of approximately 30 potentially responsible parties. The Company and all other PRPs received a Supplemental Directive from the New Jersey Department of Environmental Protection & Energy in 1994 seeking to recover approximately $9 million in the aggregate for the operation, maintenance, and monitoring of the implemented remedial action taken up to that time in connection with the Combe Landfill North site.
Certain of the PRPs, including the Company, are currently negotiating with the state only to assume maintenance of this site in an effort to reduce future costs. The Company and the remaining PRPs have also received a formal demand from the U.S. Environmental
Protection Agency to recover approximately $17 million expended to date in the remediation of this site. The
EPA has filed suit against certain of the PRPs, and the Company has been named a third-party defendant in this litigation.

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

Item 4.   Submission of Matters to a Vote of Security
Holders

(a) The Annual Meeting of Stockholders of the Company was held on October 21, 1997.

(c) The results of the voting on the proposals considered at the Annual Meeting of Stockholders are as follows:

 1.  Election of Directors

 Timothy P. Horne, David A. Bloss, Sr., Kenneth J.
McAvoy, Noah T. Herndon, Wendy E. Lane, Gordon W.
Moran and Daniel J. Murphy were each elected as a Director of the Company for a term expiring at the next Annual Meeting of Stockholders.

  The voting results were as follows:

 Mr. T. Horne			125,067,594 votes FOR   54,850 votes WITHHELD
 Mr. D. Bloss			125,067,989 votes FOR   54,455 votes WITHHELD
 Mr. K. McAvoy			125,067,789 votes FOR  54,655 votes WITHHELD
 Mr. N. Herndon			125,065,287 votes FOR 57,157 votes WITHHELD
 Ms. W. Lane			125,065,524 votes FOR    56,920 votes WITHHELD
 Mr. G. Moran			125,066,864 votes FOR   55,580 votes WITHHELD
 Mr. D. Murphy			125,066,864 votes FOR  55,580 votes WITHHELD

 2.  Ratification of Independent Auditors

 The selection of KPMG Peat Marwick LLP as the new and sole independent auditors of the Company for the current fiscal year was ratified and the voting results were as follows:

 125,104,050 votes FOR   4,472 votes WITHHELD  13,922 votes ABSTAINED
 and 0 Broker Non-votes

Item 6.   Exhibits and Reports on Form 8-K

(a) The exhibits are furnished elsewhere in this report.
(b) There were no reports filed on Form 8-K for the quarter ended December 31, 1997.

                            SIGNATURES



Pursuant to the requirements of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



						                                     WATTS INDUSTRIES,INC.



Date:	February 6, 1998				             By:	/s/ Timothy P. Horne
				                                           Timothy P. Horne
								                                       Chairman and
                                               Chief Executive Officer




Date: February 6, 1998 	               By:	/s/ Kenneth J. McAvoy
		                                             Kenneth J. McAvoy
	                                              Chief Financial Officer and
                                               Treasurer



                              EXHIBIT INDEX


Listed and indexed below are all Exhibits filed as part of this report.


Exhibit No.	         Description

3.1		                Restated Certificate of Incorporation, as amended.  (1)

3.2		                Amended and Restated By-Laws.  (2)

11		                 Computation of earnings per share (3)

27		                 Financial Data Schedule*


(1)	Incorporated by reference to the relevant exhibit
to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 1995.

(2)	Incorporated by reference to the relevant exhibit
to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15,
1992.

(3)	Incorporated by reference to the Notes to
Condensed Consolidated Financial Statements, Note 5, of this Report.

*Filed herewith.