Form 10-Q
period 1998-03-31
WATTS INDUSTRIES INC
filed 1998-05-13
CIK 795403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


                             FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 1998

or

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

	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

	        Class				                Outstanding at April 30, 1998

Class A Common, $.10 par value					16,756,027

Class B Common, $.10 par value					10,296,827

WATTS INDUSTRIES, INC. AND SUBSIDIARIES


INDEX


Part I.   Financial Information						        Page #

	Item 1.    Financial Statements

		Condensed Consolidated Balance Sheets at
		March 31, 1998 and June 30, 1997	            3

		Condensed Consolidated Statements of
		Operations for the Three Months Ended
		March 31, 1998 and March 31, 1997	           4

		Condensed Consolidated Statements of
		Operations for the Nine Months Ended
		March 31, 1998 and March 31, 1997	           5

		Condensed Consolidated Statements of Cash
		Flows for the Nine Months Ended
		March 31, 1998 and March 31, 1997	           6

		Notes to Condensed Consolidated Financial
		Statements	                                  7-10

	Item 2.	Management's Discussion and Analysis of
		Financial Condition and Results of Operations    11-15

Part II.	  Other Information

	Item 1.   Legal Proceedings	                      15-17

	Item 6.   Exhibits and Reports on Form 8-K	       17

	Signatures	                                       18

	Exhibit Index	                                    19

		Exhibit 27.1 - Financial Data Schedule-March 31, 1998	  20
		Exhibit 27.2 - Restated Financial Data Schedule-March
			              31, 1997	                                21
		Exhibit 27.3 - Restated Financial Data Schedule-
		               September 30, 1996 	                     22



PART I.  FINANCIAL INFORMATION
------------------------------
ITEM 1.  FINANCIAL STATEMENTS
        ----------------------
WATTS INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

                                                          (Unaudited)  (Audited)
                                                          Mar. 31,     June 30,
                                                            1998         1997
                                                          ---------    ---------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                             $    9,954   $   13,904
  Short-term investments                                       257          518
  Trade accounts receivable, less allowance
     for doubtful accounts of $8,592 at March 31, 1998
     and $7,945 at June 30, 1997                           140,392      121,349
  Inventories:
     Raw materials                                          64,306       64,261
     Work in process                                        37,216       26,030
     Finished goods                                         90,502       80,926
                                                          ---------    ---------
        Total Inventories                                  192,024      171,217
  Prepaid expenses and other assets                         13,169       13,087
  Deferred income taxes                                     21,616       22,480
  Net assets held for sale                                   2,046        3,037
                                                          ---------    ---------
     Total Current Assets                                  379,458      345,592
                                                          ---------    ---------
PROPERTY, PLANT AND EQUIPMENT:
  Property, plant and equipment, at cost                   298,996      281,231
  Accumulated depreciation                                (140,609)    (128,537)
                                                          ---------    ---------
     Property, plant and equipment, net                    158,387      152,694
                                                          ---------    ---------
OTHER ASSETS:
  Goodwill, net of accumulated amortization of $15,799 at
     March 31, 1998 and $13,484 at June 30, 1997           119,985      110,928
  Other                                                     13,769       12,869
                                                          ---------    ---------
TOTAL ASSETS                                            $  671,599   $  622,083
                                                          =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                      $   46,459   $   48,896
  Accrued expenses and other liabilities                    59,351       53,738
  Accrued compensation and benefits                         15,519       15,834
  Income taxes payable                                       7,911            -
  Current portion of long-term debt                          1,583        2,422
                                                          ---------    ---------
     Total Current Liabilities                             130,823      120,890
                                                          ---------    ---------
LONG-TERM DEBT, NET OF CURRENT PORTION                     133,006      125,937
DEFERRED INCOME TAXES                                       16,365       16,675
OTHER NONCURRENT LIABILITIES                                12,037       13,796
MINORITY INTEREST                                           11,787       11,146
STOCKHOLDERS' EQUITY:
  Preferred Stock,$.10 par value; 5,000,000 shares
     authorized; no shares issued or outstanding                -            -
  Class A Common Stock, $.10 par value; 1 vote per share;
     80,000,000 shares authorized; issued and outstanding:
     16,451,077 shares at March 31, 1998 and 15,797,460
     shares at June 30, 1997                                 1,645        1,580
  Class B Common Stock, $.10 par value; 10 votes per share;
     25,000,000 shares authorized; issued and outstanding:
     10,701,777 at March 31, 1998 and 11,215,627
     shares at June 30, 1997                                 1,070        1,121
  Additional paid-in capital                                47,598       44,643
  Retained earnings                                        327,834      293,170
  Cumulative translation adjustment                        (10,566)      (6,875)
                                                          ---------    ---------
     Total Stockholders' Equity                            367,581      333,639
                                                          ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $  671,599   $  622,083
                                                          =========    =========
See accompanying notes to condensed consolidated financial statements.


WATTS INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share information)
(Unaudited)
                                                          Three Months Ended
                                                          --------------------
                                                          Mar. 31,     Mar. 31,
                                                            1998         1997
                                                          ---------    ---------
Net sales                                               $  183,615   $  184,191
Cost of goods sold                                         119,381      120,461
                                                          ---------    ---------
  GROSS PROFIT                                              64,234       63,730
Selling, general & administrative expenses                  40,835       40,983
                                                          ---------    ---------
  OPERATING INCOME                                          23,399       22,747
                                                          ---------    ---------
Other (income) expense:
  Interest income                                             (659)        (125)
  Interest expense                                           2,677        2,715
  Other, net                                                  (183)        (280)
                                                          ---------    ---------
                                                             1,835        2,310
                                                          ---------    ---------
  INCOME BEFORE INCOME TAXES                                21,564       20,437
Provision for income taxes                                   7,523        7,548
                                                          ---------    ---------
  NET INCOME                                            $   14,041   $   12,889
                                                          =========    =========
Income per common share :
  Basic                                                 $      0.52  $      0.48
                                                          =========    =========
  Diluted                                               $      0.51  $      0.47
                                                          =========    =========
Dividends per common share                              $    0.0875  $    0.0775
                                                          =========    =========
See accompanying notes to condensed consolidated financial statements.


WATTS INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share information)
(Unaudited)
                                                          Nine Months Ended
                                                          --------------------
                                                          Mar. 31,     Mar. 31,
                                                            1998         1997
                                                          ---------    ---------
Net sales                                               $  542,273   $  534,419
Cost of goods sold                                         350,424      350,181
                                                          ---------    ---------
  GROSS PROFIT                                             191,849      184,238
Selling, general & administrative expenses                 121,575      118,087
                                                          ---------    ---------
  OPERATING INCOME                                          70,274       66,151
                                                          ---------    ---------
Other (income) expense:
  Interest income                                           (1,243)        (397)
  Interest expense                                           7,653        7,938
  Other, net                                                   778          171
                                                          ---------    ---------
                                                             7,188        7,712
                                                          ---------    ---------
  INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                                      63,086       58,439
Provision for income taxes                                  21,816       21,454
                                                          ---------    ---------
  INCOME  FROM CONTINUING OPERATIONS                        41,270       36,985
  Income from discontinued operations, net of taxes             -            79
  Gain on disposal of discontinued operations,
     net of taxes                                               -         3,208
                                                          ---------    ---------
  NET INCOME                                            $   41,270   $   40,272
                                                          =========    =========
Income per common share :
  Basic
     Continuing operations                              $      1.52  $      1.36
     Discontinued operations                                    -            -
     Gain on disposal of discontinued operations                -           0.12
                                                          ---------    ---------
     Net Income                                         $      1.52  $      1.48
                                                          =========    =========
  Diluted
     Continuing operations                              $      1.51  $      1.35
     Discontinued operations                                    -            -
     Gain on disposal of discontinued operations                -           0.12
                                                          ---------    ---------
     Net Income                                         $      1.51  $      1.47
                                                          =========    =========
Dividends per common share                              $    0.2425  $    0.2175
                                                          =========    =========
See accompanying notes to condensed consolidated financial statements.


WATTS INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF  CASH FLOWS
(Dollars in thousands)
(Unaudited)
                                                          Nine Months Ended
                                                          --------------------
                                                          Mar. 31,     Mar. 31,
                                                            1998         1997
                                                          ---------    ---------
OPERATING ACTIVITIES
  Income from continuing operations                     $   41,270   $   36,985
  Adjustments to reconcile net income from continuing operations to net cash provided by continuing operating activities:
     Restructuring  payments                                (1,523)      (4,335)
     Depreciation and amortization                          17,136       17,026
     Deferred income taxes                                     533        1,080
     Gain on disposal of assets                             (1,170)        (561)
     Equity in undistributed earnings of affiliates            (77)          -
     Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
        Accounts receivable                                (18,594)     (16,966)
        Inventories                                        (16,070)      (2,612)
        Prepaid  expenses and other assets                  (1,225)      (2,621)
        Accounts payable, accrued expenses and
           other liabilities                                10,980       (3,369)
                                                          ---------    ---------
  Net cash provided by continuing operations                31,260       24,627
  Net cash provided by discontinued operations                  -           653
                                                          ---------    ---------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                 31,260       25,280
                                                          ---------    ---------
INVESTING ACTIVITIES
  Additions to property, plant and equipment               (21,927)     (21,075)
  Proceeds from sale of assets                               7,335        1,756
  Increase in other assets                                  (1,043)        (771)
  Discontinued  Operations:
     Additions to property, plant and equipment                 -          (142)
     Proceeds from disposal of discontinued operations          -        90,581
  Business acquisitions, net of cash acquired              (22,495)     (37,575)
  Net changes in short-term investments                        260           -
                                                          ---------    ---------
  NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES      (37,870)      32,774
                                                          ---------    ---------
FINANCING ACTIVITIES
  Proceeds from long-term borrowings                        73,491       91,376
  Payments of long-term debt                               (67,102)    (119,088)
  Proceeds from exercise of stock options                    2,699          746
  Dividends paid                                            (6,569)      (5,932)
  Purchase and retirement of common stock                       -       (23,069)
                                                          ---------    ---------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        2,519      (55,967)
                                                          ---------    ---------
Effect of exchange rate changes on cash and
  cash equivalents                                             141        1,293
                                                          ---------    ---------
CHANGE IN CASH AND CASH EQUIVALENTS                         (3,950)       3,380
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            13,904           -
                                                          ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $    9,954   $    3,380
                                                          =========    =========

See accompanying notes to condensed consolidated financial statements.


WATTS INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	In the opinion of management, the accompanying unaudited,
condensed, consolidated financial statements contain all necessary adjustments, consisting only of adjustments of a normal recurring nature, to present fairly Watts Industries, Inc.'s Condensed Consolidated Balance Sheet as of March 31, 1998, its Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 1998 and 1997, and its condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 1998 and 1997.

	The balance sheet at June 30, 1997 has been derived from the audited financial statements at that date. Certain amounts have been reclassified to conform with the 1998 presentation. The accounting policies followed by the Company are described in the June 30, 1997 financial statements which are contained in the Company's 1997 Annual Report. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the 1997 Annual Report to Stockholders.

2.	During September 1997, a wholly owned subsidiary of the
Company purchased the Orion Fittings Division of Kelstan Plastic Products, Ltd. The Orion Fittings Division has manufactured corrosion resistant polyolefin piping systems for laboratory drainage and high purity process installations since 1963. The product line includes pipe, fittings, sinks, neutralizing tanks, pH alarm and monitoring systems and sediment interceptors. Sales have been concentrated in the Canadian market and were approximately $584,000 for the twelve months ended August 31, 1997.

	During December 1997, a wholly owned subsidiary of the Company purchased the pneumatic valve and motion switch business of Aerodyne Controls Corporation. The Aerodyne product line consists of high quality valve components for medical, analytical, military and aerospace applications. Sales for the twelve months ended
October 1997 were approximately $7,000,000.

	During March 1998, a wholly owned subsidiary of the Company purchased the solenoid valve business of Atkomatic Valve Company. The Atkomatic product line consists of heavy duty process solenoid valves for clean air, gases, liquids, steam and corrosive and cryogenic fluids. Sales for the twelve months ended September 30, 1997 were $4,500,000.

	During March 1998, a wholly owned subsidiary of the Company purchased Telford Valve & Specialties, Inc. of Edmonton, Canada. Telford manufactures check valves, pipeline closures, and specialty gate valves that are used in industrial and oil and gas applications. Telford is also a distributor and authorized repair facility for a number of other independent manufacturers of oilfield products. Current annualized sales are approximately $15,000,000.

	The aggregate purchase price for these acquisitions was $22,495,000.



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

	Cash payments for accrued employee severance and other plant closure costs were $1,523,000 during the nine months ended March
31, 1998, and the Company's remaining accrued restructuring liability was $2,301,000 at March 31, 1998. It is expected that the restructuring initiatives will be substantially complete by June 30, 1998. The Company expects that some settlement payments will be paid subsequent to June 30, 1998.

	Since commencement of the restructuring plan, there has been a related net reduction of 246 employees. As of March 31, 1998, there are approximately 50 additional restructuring related terminations that are expected to occur.

4.	On September 4, 1996, the Company sold its Municipal Water
Group of businesses. Sales revenue from these businesses amounted to $14,027,000 during the period between July 1, 1996 and September 4, 1996. This revenue, net of all related expense including income taxes, has been classified as income from discontinued operations in the accompanying statement of operations for the nine months ended March 31, 1997.

5. During the quarter ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No.
128 Earnings per Share.    SFAS 128 required the Company to change
the method formerly used to compute earnings per share and to restate all prior periods presented. The requirements for calculating basic earnings per share excludes the dilutive effect of securities. Diluted earnings per share assumes the conversion of all dilutive securities. The following table sets forth the reconciliation of the calculation per SFAS 128:

						   For the Three Months Ended March 31, 1998
					 	         Income	             Shares	           Per Share
						        (Numerator)	        (Denominator)         Amount

Basic EPS
Net Income					$14,041,000		       27,162,904            $.52

Effect of Dilutive
Securities -
primarily
stock options					-		                 424,539

Diluted EPS					$14,041,000		      27,587,443            $.51



  For the Nine Months Ended March 31, 1998
					 	          Income	             Shares	             Per Share
						         (Numerator)	        (Denominator)          Amount

Basic EPS
Net Income					 $41,270,000		      27,082,038           $1.52

Effect of Dilutive
Securities -
primarily
stock options					 -		                337,762

Diluted EPS					$41,270,000		      27,419,800            $1.51

At March 31, 1998, there were no outstanding options to purchase shares of common stock with exercise prices greater than the average market price of the common shares during the three-month and nine-month periods then ended.

						  For the Three  Months Ended March 31, 1997
					 	          Income	             Shares	           Per Share
						        (Numerator)	        (Denominator)          Amount

Basic EPS
Net Income					 $12,889,000		      27,029,898             $.48

Effect of Dilutive
Securities -
primarily
stock options					 -	 	               275,854


Diluted EPS					$12,889,000		      27,305,752             $.47

    For the Nine  Months Ended March 31, 1997
					 	          Income	             Shares	           Per Share
						         (Numerator)	        (Denominator)         Amount
Basic EPS
Income from
Continuing
Operations		    $36,985,000	        27,224,419		          $1.36

Income from
Discontinued
Operations	          79,000		                               -

Gain on Disposal
of Discontinued
Operations					   3,208,000			                              .12

Net Income					 $40,272,000				                           $1.48

Effect of Dilutive
Securities -
primarily
stock options						   -		              161,311


Diluted EPS					$40,272,000		       27,385,730            $1.47



Options to purchase 26,500 shares and 689,100 shares of common stock at prices ranging from $22.13 to $26.13 were outstanding during the three-month and nine-month periods ended March 31, 1997, respectively. These options were not included in the related computations of diluted EPS since the exercise price of the options was greater than the average market price of the common shares during those respective periods.

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

	During December 1997, the Company sold a small Italian valve manufacturing division which was not part of the Company's core business. The division's sales for the six-month period ended
December 31, 1997 were $3,386,000.

7.	On March 27, 1998, the Company entered into an amended and
restated $125 million revolving credit agreement with a group of commercial banks to replace the existing agreement. The agreement expires on March 27, 2003. Interest payable on borrowings is variable based upon the Company's option of selecting either a LIBOR rate plus 0.165%, Prime Rate, or a competitive money market rate to be specified by the lender.

8.  	The Company has developed comprehensive global plans to assess and address in a timely manner its information systems including customer service, production, distribution and financial systems in conjunction with the year 2000. As part of these plans, the Company is also communicating with its suppliers, distributors and others with whom it conducts business to coordinate year 2000 compliance. The implementation of these plans is not expected to have a material adverse effect on the results of operations or the financial condition of the Company. However if the Company, its suppliers or distributors are unable to fully implement these plans related to year 2000 risk on a timely basis, it could result in a financial risk.

9.	The Company uses foreign currency forward exchange contracts to reduce the impact of currency fluctuations on certain anticipated intercompany purchase transactions that are expected to occur within the fiscal year and other known exposures. The notional amount of such contracts and the related realized and unrealized gains and losses as of March 31, 1998 are not material.

10.	Information in "Note (12) Contingencies and Environmental
Remediation" set forth in the Registrant's Form 10-K is incorporated herein by reference. Also see Part II, Item 1.






Item 2.	  WATTS INDUSTRIES, INC. AND SUBSIDIARIES
	  Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Three Months Ended March 31, 1998 Compared to
Three Months Ended March 31, 1997

	Net sales decreased $576,000 (0.3%) to $183,615,000.  An
analysis of this change in net sales is as follows:

Internal Growth	                          $ 3,961,000	  2.2%
Acquisitions	                               3,625,000	  2.0%
Jameco Sales now through Joint Venture
  and Divestitures	                        (5,062,000)	(2.8%)
Foreign Exchange Rate Effect	              (3,100,000) (1.7%)
Total Decrease	                           $  (576,000) (0.3%)

	The increase in net sales from internal growth is primarily attributable to increased unit shipments of European oil and gas valves and increased unit shipments of North American plumbing and heating valves. These increases were partially offset by decreased unit shipments of domestic oil and gas valves. Last year's sales included $3,010,000 for a segment of the Jameco business for imported vitreous china and faucets in which the Company now has a 49% minority interest, thereby eliminating these sales from current year results. The unfavorable effect that changes in foreign exchange rates had on sales was primarily attributable to the Company's European operations. The Company intends to maintain its strategy of seeking acquisition opportunities as well as expanding its existing market position to achieve sales growth.

During December 1997, the Company sold a small Italian valve manufacturing division which was not part of the Company's core business. The division's sales for the three-month period ended
March 31, 1997 were $1,454,000.

Gross profit increased $504,000 (0.8%) and increased as a percentage of net sales from 34.6% to 35.0%. This percentage increase is primarily attributable to improved gross margins for European oil and gas valves and domestic plumbing and heating valves. The gross margin on oil and gas valves improved due to increased sales volumes and factory efficiencies. The gross margin on domestic plumbing and heating valves increased primarily due to an improved sales mix. These improvements were partially offset by manufacturing inefficiencies associated with the relocation of the Jameco product line into a Watts Regulator factory in Spindale, North Carolina.

	Selling, general and administrative expenses decreased $148,000 (0.4%) to $40,835,000. This decrease is primarily attributable to the impact of foreign exchange rate changes and the elimination of the operating expenses associated with the segment of the Jameco business in which the Company now maintains a 49% minority interest. These reductions were partially offset by the inclusion of the expenses of acquired companies and increased variable selling expenses.

	The decrease in the effective tax rate from 36.9% to 34. 9% was primarily attributable to the implementation of tax planning strategies intended to reduce income tax expense.

	Net income increased $1,152,000 (8.9%) to $14,041,000.

	The Company's consolidated results of operations are impacted by the effect that changes in foreign currency exchange rates have on its international subsidiaries' operating results. Changes in foreign exchange rates had an adverse effect on net income for the quarter ended of approximately $350,000.

Results of Operations
Nine Months Ended March 31, 1998 Compared to
Nine Months Ended March 31, 1997

	Net sales from continuing operations increased $7,854,000
(1.5%) to $542,273,000. An analysis of this change in net sales is as follows:

Internal Growth	                             $12,669,000	  2.4%
Acquisitions/New Joint Ventures	              21,039,000	  3.9%
Jameco Sales now through Joint Venture
  and Divestitures	                          (12,521,000)	(2.3%)
Foreign Exchange Rate Effect	                (13,333,000)	(2.5%)
Total Increase					                          $ 7,854,000			1.5%

The increase in net sales from internal growth is primarily attributable to increased unit shipments of oil and gas valves and increased unit shipments of plumbing and heating valves. The increased sales due to acquisitions is primarily attributable to the inclusion of the sales of Ames, acquired in January 1997. Last year's sales included $9,271,000 for a segment of the Jameco business for imported vitreous china and faucets in which the Company now has a 49% minority interest, thereby eliminating these sales from current year results. The unfavorable effect that changes in foreign exchange rates had on sales was primarily attributable to the Company's European operations. The Company intends to maintain its strategy of seeking acquisition opportunities as well as expanding its existing market position to achieve sales growth.

During December 1997, the Company sold a small Italian valve manufacturing division which was not part of the Company's core business. The division's sales for the six-month period ended
December 31, 1997 were $3,386,000.

Gross profit from continuing operations increased $7,611,000 (4.1%) and increased as a percentage of net sales from 34.5% to 35.4%. This percentage increase is primarily attributable to improved gross margins for European oil and gas valves and the inclusion of the gross margin of Ames which operates at a higher gross margin than the Company average. These improvements were partially offset by manufacturing inefficiencies associated with the relocation of the Jameco product line into a Watts Regulator factory in Spindale, North Carolina.

	Selling, general and administrative expenses increased $3,488,000 (3.0%) to $121,575,000. This increase is primarily attributable to the inclusion of the expenses of Ames and other acquired companies and increased variable selling expenses. This increase was partially offset by the effect of the change in foreign exchange rates and the exclusion of the expenses of the Jameco joint venture.

Interest income increased $846,000 to $1,243,000 due to an increased level of cash and short-term investments.

	Other nonoperating expense increased by $607,000 (355.0%) to $778,000 for the nine months ended March 31, 1998. Minority interest expense charges, resulting from the improved operating results of the two Chinese joint ventures, were recognized during this period. Increased charges were partially offset by gains recognized on the sale of a Canadian manufacturing facility and a small Italian valve manufacturing division.

	The effective tax rate for continuing operations decreased from 36.7% to 34.6% primarily due to the implementation of tax planning strategies intended to reduce income tax expense.

Income from continuing operations increased $4,285,000 (11.6%) to $41,270,000.

The Company's consolidated results of operations are impacted by the effect that changes in foreign currency exchange rates have on its international subsidiaries' operating results. Changes in foreign exchange rates had an adverse effect on income from continuing operations of approximately $1,400,000.

In the quarter ended September 30, 1996 the Company sold its Municipal Water Group of companies. This divestiture resulted in an after-tax gain of $3,208,000, or $.12 earnings per share on both a basic and diluted basis for the period ended March 31, 1997.

Liquidity and Capital Resources

	During the nine-month period ended March 31, 1998, the Company generated $31,260,000 in cash flow from operations, which was principally used to fund capital expenditures of $21,927,000.
These capital expenditures were primarily for manufacturing machinery and equipment as part of the Company's commitment to continuously improve its manufacturing capabilities. The Company's capital expenditure budget for fiscal 1998 is $29,500,000.

	During the nine months ended March 31, 1998, the Company sold one of its facilities in Canada, consolidating the operations into another existing Canadian plant. Additionally, the Company sold a small Italian valve manufacturing division (ISI) which was not part of the Company's core business. The proceeds for these two transactions totaled $7,135,000.

	On December 18, 1997, the Company acquired Aerodyne Controls Corporation ("Aerodyne") located in Ronkonkoma, New York. Aerodyne is a manufacturer of pneumatic valve and motion switches.
Aerodyne's sales for the twelve months ended October 1997 were approximately $7,000,000. Customers are primarily in the medical, analytical, military and aerospace markets.

	On March 26, 1998, the Company acquired Telford Valve and Specialties, Inc. ("Telford") located in Edmonton, Alberta, Canada. Telford manufactures check valves, pipeline closures, and specialty gate valves that are used in industrial and oil and gas applications. Telford is also a distributor and authorized repair facility for a number of other independent manufacturers of oil field products. Current annualized sales are approximately $15,000,000.

	The aggregate purchase price for the acquisitions of Aerodyne, Telford, and other product line acquisitions during the nine months ended March 31, 1998 is $22,495,000.

The Company has available an unsecured $125,000,000 line of credit which expires on March 27, 2003. The Company's intent is to utilize this credit facility to support the Company's acquisition program, working capital requirements of acquired companies and for general corporate purposes. As of March 31, 1998, $35,000,000 was borrowed under this line of credit. Working capital was $248,635,000 at March 31, 1998 compared to $224,702,000 at June 30,
1997.

The ratio of current assets to current liabilities was 2.9 to 1 at both March 31, 1998 and June 30, 1997. Cash and short-term investments were $10,211,000 at March 31, 1998 compared to $14,422,000 at June 30, 1997. Debt as a percentage of total capital employed was 26.8% at March 31, 1998 compared to 27.8% at June 30, 1997. At March 31, 1998, the Company was in compliance with all covenants related to its existing debt.

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

	The Company has developed comprehensive global plans to assess and address in a timely manner its information systems including customer service, production, distribution and financial systems in conjunction with the year 2000. As part of these plans, the Company is also communicating with its suppliers, distributors and others with whom it conducts business to coordinate year 2000 compliance. The implementation of these plans is not expected to have a material adverse effect on the results of operations or the financial condition of the Company. However if the Company, its suppliers or distributors are unable to fully implement these plans related to year 2000 risk on a timely basis, it could result in a financial risk.

	The Company uses foreign currency forward exchange contracts to reduce the impact of currency fluctuations on certain intercompany purchase transactions that will occur within the fiscal year and other known foreign currency exposures. The notional amount of such contracts and the related realized and unrealized gains and losses as of March 31, 1998 are not material.

	Certain statements contained herein are forward looking. Many factors could cause actual results to differ from these statements, including loss of market share through competition; introduction of competing products by other companies; pressure on prices from competitors, suppliers, and/or customers; regulatory obstacles;
lack of acceptance of new products; changes in the plumbing and heating and oil and gas markets; changes in global demand for the Company's products; changes in distribution of the Company's products; interest rates; foreign exchange fluctuations;
cyclicality of industries in which the Company markets certain of its products and general and economic factors in markets where the Company's products are sold, manufactured or marketed; and other factors discussed in the Company's reports filed with the Securities and Exchange Commission.

	Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, become effective during fiscal year 1999. At that time, the Company will report net income as currently reported and will begin to also report "comprehensive income" which will include the effect of currency translation adjustments. As the Company adopts SFAS No. 131, it will make the required disclosures concerning its segments.

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

	On June 25, 1997, a complaint entitled State of California ex rel. Nora Armenta v. James Jones Company, Mueller Co., Tyco International, Ltd. and Watts Industries, Inc. was filed under seal in the Superior Court of Los Angeles County, California, alleging violations of the California False Claims Act. The Company became aware of the action in April 1998. The complaint alleges that since at least 1987, James Jones Company, (which was a subsidiary of the Company until September 1996 when it was sold to Tyco International Ltd.), sold products utilized in municipal water systems within the State of California which failed to meet contractually specified industry standards and falsely certified that such standards had been met. The complaint alleges that the municipal entities have suffered tens of millions of dollars of damages as a result of the defective products, and seeks injunctive relief, treble damages, civil penalties of up to $10,000 for each violation of the California False Claims Act, costs and attorney's fees. The Company has undertaken the defense of the action on behalf of other named defendants subject to contractual limitations with respect to its indemnification obligations. The action is filed by a former employee of James Jones Company, and no government entity is currently a party by intervention in the action. The Company intends to vigorously defend the action.

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

	The Company is currently a party to or otherwise involved with various administrative or legal proceedings under federal, state or local environmental laws or regulations involving a number of sites, in some cases as a participant in a group of potentially responsible parties ("PRPs"). Three of these sites, the Sharkey and Combe Landfills in New Jersey, and the San Gabriel Valley/El Monte, California water basin site, are listed on the National Priorities List. With respect to the Sharkey Landfill, the Company has been allocated .75% of the remediation costs, an amount which is not material to the Company. No allocations have been made to date with respect to the Combe Landfill or San Gabriel Valley sites. The EPA has formally notified several entities that they have been identified as being potentially responsible parties with respect to the San Gabriel Valley site. As the Company was not included in this group, its potential involvement in this matter is uncertain at this point given that either the PRPs named to date or the EPA could seek to expand the list of potentially responsible parties. In addition to the foregoing, the Solvent Recovery
Service of New England site and the Old Southington landfill site, both in Connecticut, are on the National Priorities List, but, with respect thereto, the Company has resort to indemnification from third parties and based on currently available information, the Company believes it will be entitled to participate in a de minimis capacity.
	During the quarter ending March 31, 1998, the Company received an administrative order from the New Hampshire Department of Environmental Services with respect to certain regulatory issues concerning its Franklin, New Hampshire operation. The Company has appealed this administrative order. The state agency has not as of yet issued any fines or penalties in connection with this matter.

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

	Based on facts presently known to it, the Company does not believe that the outcome of these environmental proceedings will have a material adverse effect on its financial condition. The Company has established balance sheet accruals which it currently believes are adequate in light of the probable and estimable exposure of pending and threatened environmental litigation and proceedings of which it has knowledge. Given the nature and scope of the Company's manufacturing operations, there can be no assurance that the Company will not become subject to other environmental proceedings and liabilities in the future which may be material to the Company.

Item 6.   Exhibits and Reports on Form 8-K

(a)  The exhibits are furnished elsewhere in this report.
(b)  There were no reports filed on Form 8-K for the quarter ended
     March 31, 1998.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



							                                   WATTS INDUSTRIES, INC.


Date:	May 13, 1998					                 By:	/s/ Timothy P.Horne
				                                        Timothy P. Horne
								                                    Chairman and Chief
                                            Executive Officer




Date: May 13, 1998 	                    By:	/s/ Kenneth J. McAvoy
		                                          Kenneth J. McAvoy
	                                           Chief Financial Officer
                                            and Treasurer

EXHIBIT INDEX


Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	                Description

3.1		Restated Certificate of Incorporation, as amended.  (1)

3.2		Amended and Restated By-Laws.  (2)

10.28		Amended and Restated Revolving Credit Agreement
       dated March 27, 1998 between and among Watts
       Investment Company, certain financial institutions,
       BankBoston N.A., as Administrative Agent, and the
       Registrant as Guarantor. *

11		Computation of earnings per share (3)

27.1		Financial Data Schedule-March 31, 1998*

27.2  Restated Financial Data Schedule-March 31, 1997*

27.3  Restated Financial Data Schedule-September 30, 1996*

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