Form 10-K405
period 1998-06-30
WATTS INDUSTRIES INC
filed 1998-09-14
CIK 795403

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                     For the fiscal year ended June 30, 1998

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     Aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant on August 20, 1998 was $341,878,137.

     As of August 20, 1998, 16,766,807 shares of Class A Common Stock, $.10 par value, and 10,290,247 shares of Class B Common Stock, $.10 par value, of the Registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on October 20, 1998, are incorporated by reference into
Part III of this Report.


                                     PART I


ITEM 1.    BUSINESS.


GENERAL

         Watts Industries, Inc., (the "Company") designs, manufactures and sells an extensive line of valves for the plumbing and heating, water quality, industrial, and oil and gas industries. Watts has focused on the valve industry since its inception in 1874, when it was founded to design and produce steam regulators for New England textile mills. Today, the Company is a leading manufacturer and supplier of plumbing and heating and water quality valve products, which account for approximately 60% of its sales. The Company's growth strategy emphasizes internal development of new valve products and entry into new markets for specialized valves and related products through diversification of its existing business and strategic acquisitions in related business areas, both domestically and abroad. The Company was incorporated in Delaware in 1985.

         The Company's product lines include safety relief valves, regulators, thermostatic mixing valves, ball valves and flow control valves for water service primarily in residential and commercial environments, and metal and plastic water supply/drainage products including valves, tubular brass products, faucets, drains, sink strainers, compression and flare fittings, and plastic tubing and braided metal hose connectors for residential construction and home repair and remodeling; backflow preventers for preventing contamination of potable water caused by reverse flow within water supply lines and fire protection equipment; corrosion resistant piping systems for laboratory drainage and high purity process installations; steam regulators and control devices for industrial, HVAC and naval/marine applications; pneumatic valve and motion switch products for medical, analytical, military and aerospace applications; ball valves, solenoid valves, cryogenic valves, pneumatic and electric actuators, relief valves, check valves, and butterfly valves for industrial applications; and needle valves, metering valves, plug valves, tube fittings, floating and trunnion ball valves, pipeline closures, specialty gate valves, oil field check valves, and large ball valves for the oil and gas, and chemical and petrochemical industries. Within a majority of the product lines the Company manufactures and markets, the Company believes that it has the broadest product line in terms of the distinct designs, sizes and configurations of its valves. Products representing a majority of the Company's sales have been approved under regulatory standards incorporated into state and municipal plumbing and heating, building and fire protection codes, and similar approvals from oil and gas industry standards agencies and from various agencies in the European market have been obtained. The Company has consistently advocated the development and enforcement of performance and safety standards, and is currently planning new investments and implementing additional procedures as part of its commitment to meet these standards. The Company maintains quality control and testing procedures at each of its manufacturing facilities in order to produce products in compliance with code requirements. Additionally, a majority of the Company's manufacturing subsidiaries have either acquired or are working to acquire ISO 9000, 9001 or 9002 certification from the International Organization for Standardization (ISO).

         On September 10, 1997, a wholly owned subsidiary of the Company acquired the Orion Fittings Division of Kelstan Plastic Products, Ltd. ("Orion") located in Ontario, Canada. Orion manufactures corrosion resistant polyolefin piping systems, which include pipe, fittings, sinks, neutralizing tanks, pH alarm and monitoring systems and sediment interceptors, for laboratory drainage and high purity process installations. The sales of Orion for the twelve-month period ended August 31, 1997 were approximately $584,000. On December 18, 1997, a wholly owned subsidiary of the Company acquired the pneumatic valve and motion switch product line of Aerodyne Controls Corp. ("Aerodyne") located in Ronkonkoma, New York. The Aerodyne product line consists of high quality valve components for medical, analytical, military, and aerospace applications, and sales of such product line for the twelve-month period ended October, 1997 were approximately $7,000,000. On March 17, 1998, a wholly owned subsidiary of the Company acquired the solenoid valve product line of Atkomatic Valve Company ("Atkomatic") located in Indianapolis, Indiana. The Atkomatic product line consists of heavy duty process solenoid valves for clean air, gases, liquids, steam, corrosive and cryogenic fluids, and sales of such product line for the twelve-month period ended September 30, 1997 were $4,500,000. On March 26, 1998, a wholly owned subsidiary of the Company acquired Telford Valve & Specialties, Inc. ("Telford") located in Edmonton, Alberta, Canada. Telford manufactures check valves, pipeline closures, and specialty gate valves that are used in industrial and oil and gas applications, and Telford is a distributor and authorized repair facility for several other independent manufacturers of oil-field products. Based on Telford's previous sales, Telford should provide approximately $15,000,000 of incremental sales annually. On July 22, 1998, a wholly owned subsidiary of the Company acquired Hoke, Inc. ("Hoke") located in Cresskill, New Jersey. Hoke manufactures industrial valves and fittings, consisting of miniaturized pressure regulators, needle valves, metering valves, ball valves, plug valves and its line of Gyrolok(R) tube fittings for instrumentation applications, for the chemical and petrochemical, oil and gas, industrial, OEM, and analytical instrumentation markets. Hoke had sales of approximately $70,000,000 for its fiscal year ended December 31, 1997. During fiscal 1998, the Company divested three international product line operations, which impacted sales by $6,829,000.

         The Company relies primarily on commissioned representative organizations, some of whom maintain a consigned inventory of the Company's products, to market its product lines. These organizations, which accounted for approximately 72% of the Company's net sales in the fiscal year ended June 30, 1998, sell primarily to plumbing and heating wholesalers, DIY Market accounts, and steam, industrial, oil and gas distributors for resale to end users in the United States and abroad. The Company sells metal and plastic water supply/drainage products including valves, tubular brass products, faucets, drains, sink strainers, compression and flare fittings, plastic tubing and braided metal hose connectors for the residential construction and home repair and remodeling industries through do-it-yourself plumbing retailers, national catalog distribution companies, hardware stores, building material outlets and retail home center chains ("DIY Markets") and through the Company's existing plumbing and heating wholesalers. The industrial product line is sold to domestic process industries through distributors and to aerospace and aircraft industries through special distributors and manufacturers' representatives, and the oil and gas product line is sold to domestic oil and gas industries through stocking supply stores and internationally through commissioned agents. The
Company also sells products directly to certain large original equipment manufacturers (OEM's) and private label accounts. The Company also maintains direct and indirect sales channels for water valves, steam valves, relief valves, shut-off valves, check valves, butterfly valves, ball valves and flow meters to the power generation, maritime, heating, ventilation and air-conditioning, irrigation, fire protection, and refrigeration industries and utilities. The Company believes that sales to the residential construction and to the oil and gas markets may be subject to cyclical variations to a greater extent than its other targeted markets. During the second half of fiscal 1998, sales to the oil and gas markets declined due to the reduced cost of oil caused by lower demand in Asia for energy as a result of the economic crisis there and the unusually warm winter experienced in North America. However, because the Company sells into different geographic areas, and to large and diverse customers, the potential adverse effects from cyclical variations tend to be mitigated. No assurance can be given that the Company will be protected from a broad downturn in the economy. There was no single customer which accounted for more than 10% of the Company's net sales in the fiscal year ended June 30, 1998.

         The Company has a fully integrated and highly automated manufacturing capability including foundry operations, machining operations, injection molding and assembly. The Company's foundry operations include metal pouring systems and automatic core making, mold making and pouring capabilities. The Company's machining operations feature computer-controlled machine tools, high-speed chucking machines and automatic screw machines for machining bronze, brass, iron and steel components. The Company has invested heavily in recent years to expand its manufacturing base and to ensure the availability of the most efficient and productive equipment. The Company is committed to maintaining its manufacturing equipment at a level consistent with current technology in order to maintain high levels of quality and manufacturing efficiencies. As part of this commitment, the Company has spent a total of $90,000,000 on capital expenditures over the last three fiscal years. The Company is budgeting $29,000,000 for fiscal 1999 primarily for manufacturing facilities and equipment. See "Properties" below. The Company is also currently implementing an integrated enterprise-wide software system in most of its locations to make operations more efficient and to improve communications with suppliers and customers. Capital expenditures were $29,170,000, $29,742,000, and $31,080,000 for fiscal 1998,
1997, and 1996, respectively. Depreciation and amortization for such periods were $23,185,000, $20,828,000, and $21,574,000, respectively.

         Five significant raw materials used in the Company's production processes are bronze ingot, brass rod, stainless steel, cast iron, and carbon steel. While the Company historically has not experienced significant difficulties in obtaining these commodities in quantities sufficient for its operations, there have been significant changes in their prices. The Company's gross profit margins are adversely affected to the extent that the selling prices of its products do not increase proportionately with increases in the costs of bronze ingot, brass rod, stainless steel, cast iron, and carbon steel. Any significant unanticipated increase or decrease in the prices of these commodities could materially affect the Company's results of operations. However, increased sales volume, an active materials management program, and the diversity of materials used in the Company's production processes have somewhat diminished the impact from changes in the cost of these five raw materials. No assurances can be given that such factors will protect the Company from future changes in the prices for such raw materials.

         The domestic and international markets for valves are intensely competitive and include companies possessing greater financial, marketing and other resources than the Company. Management considers product reputation, price, effectiveness of distribution and breadth of product line to be the primary competitive factors. The Company believes that new product development and product engineering are also important to success in the valve industry and that the Company's position in the industry is attributable in significant part to its ability to develop new and innovative products quickly and to adapt and enhance existing products. During fiscal 1998, the Company continued to develop new and innovative products to enhance market position and is continuing to implement manufacturing and design programs to reduce costs. The Company employs over 100 engineers and technicians, which does not include engineers working in the Chinese joint ventures, who engage primarily in these activities. Although the Company owns certain patents and trademarks that it considers to be of importance, it does not believe that its business and competitiveness as a whole is dependent on any one or more patents or trademarks or on patent or trademark protection generally.

         The Company's financial  information by geographic area is contained in
Note 15 of Notes to Consolidated Financial Statements incorporated herein by reference. From time to time, the Company's results of operations may be adversely affected by fluctuations in foreign exchange rates. Backlog was $98,645,528 at August 14, 1998 and $104,559,407 at August 15, 1997. The Company
does not believe that its backlog at any point in time is indicative of future operating results. Available funds and funds provided from the Company's operations are sufficient to meet anticipated capital requirements. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations", below as it relates to the impact of foreign exchange rates and capital requirements.

         As of June 30, 1998, the Company's domestic and foreign operations employed approximately 3,800 people, plus 900 employees in the Company's joint ventures located in the People's Republic of China. On July 22, 1998, the Company acquired Hoke, Inc. which added an additional 600 employees worldwide. There are approximately 295 employees that are covered by collective bargaining agreements in the United States and Canada. The Company believes that its employee relations are excellent.

EXECUTIVE OFFICERS

         Information with respect to the executive officers of the Company is set forth below:

            Name                    Position                               Age
            ----                    --------                               ---

TIMOTHY P. HORNE       Chairman of the Board, Chief Executive Officer       60

                       and Director

DAVID A. BLOSS, SR     President, Chief Operating Officer and Director      48

KENNETH J. MCAVOY      Chief Financial Officer, Treasurer, Secretary        58

                       and Director

ROBERT T. MCLAURIN     Corporate Vice President of Asian Operations         67

MICHAEL O. FIFER       GROUP VICE PRESIDENT                                 41

WILLIAM C. MCCARTNEY   Vice President of Finance and Corporate Controller   44

SUZANNE M. ZABITCHUCK  Corporate Counsel and Assistant Secretary            43



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

     Michael O. Fifer joined the Company in May 1994 and was appointed the Company's Vice President of Corporate Development, which title was recently changed to Group Vice President. Prior to joining the Company, Mr. Fifer was Associate Director of Corporate Development with Dynatech Corp., a diversified high-tech manufacturer, from 1991 to April 1994.

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

PRODUCT LIABILITY, ENVIRONMENTAL AND OTHER LITIGATION MATTERS

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

         With respect to the Combe Landfill, the Company is one of approximately 30 potentially responsible parties. The Company and all other PRPs received a Supplemental Directive from the New Jersey Department of Environmental Protection & Energy in 1994 seeking to recover approximately $9 million in the aggregate for the operation, maintenance, and monitoring of the implemented remedial action taken up to that time in connection with the Combe Landfill North site. Certain of the PRPs, including the Company, are currently negotiating with the state. The Company and certain of the remaining PRPs have recently entered into a Consent Order with the U.S. Environmental Protection Agency to settle the federal exposure for this site in return for a non-material payment. Based on facts presently known to it, the Company does not believe that the outcome of these environmental proceedings will have a material adverse effect on its financial condition. The Company has established balance sheet accruals which it currently believes are adequate in light of the probable and estimable exposure of pending and threatened environmental litigation and proceedings of which it has knowledge. Given the nature and scope of the Company's manufacturing operations, there can be no assurance that the Company will not become subject to other environmental proceedings and liabilities in the future which may be material to the Company.

         On June 25, 1997, a complaint entitled State of California ex rel. Nora Armenta v. James Jones Company, Mueller Co., Tyco International, Ltd. and Watts Industries, Inc. was filed under seal in the Superior Court of Los Angeles County, California, alleging violations of the California False Claims Act. The Company became aware of the action in April 1998. The complaint alleges that since at least 1987, James Jones Company, (which was a subsidiary of the Company until September 1996 when it was sold to Tyco International, Ltd.), sold products utilized in municipal water systems within the State of California which failed to meet contractually specified industry standards and falsely certified that such standards had been met. The complaint alleges that the municipal entities have suffered tens of millions of dollars of damages as a result of the defective products, and seeks injunctive relief, treble damages, civil penalties of up to $10,000 for each violation of the California False Claims Act, costs and attorney's fees. The action was filed by a former employee of James Jones Company, and no government entity is currently a party by intervention in the action. The parties are currently engaging in discovery. The Company intends to vigorously defend the action.

ITEM 2.    PROPERTIES.

         The Company maintains 43 facilities worldwide. The manufacturing operations include four casting foundries, two of which are located in the United States, one in Europe and one at Tianjin Tanggu Watts Valve Company Limited ("Tanggu Watts"), a joint venture located in the People's Republic of China. Castings from these foundries and other components are machined and assembled into finished valves at 26 manufacturing facilities located in the United States, Canada, and Europe, excluding joint ventures. Many of these facilities contain sales offices or warehouses from which the Company ships finished goods to customers and commissioned representative organizations. The Company's corporate headquarters are located in North Andover, Massachusetts. The vast majority of the Company's operating facilities and the related real estate are owned by the Company. The buildings and land located in (i) Cresskill, New Jersey and Southington, Connecticut; (ii) Nerviano, Italy and
(iii) Tianjin, People's Republic of China and the land located in (iv) Suzhou, People's Republic of China, are leased by Hoke, Pibiviesse S.p.A. ("PBVS"), Tanggu Watts, and Suzhou Watts Valve Co., Ltd. ("Suzhou Watts") respectively, under lease agreements, the terms of which are 3 years, 6 years, 30 years, and 30 years, respectively. During fiscal 1998 the Company relocated two plants of Watts Industries (Canada) Ltd. into its recently expanded facility in
Burlington, Ontario. Certain of the Company's facilities are subject to mortgages and collateral assignments under loan agreements with long-term lenders. In general, the Company believes that its properties, including machinery, tools and equipment, are in good condition, well maintained and adequate and suitable for their intended uses. The Company believes that the manufacturing facilities are currently operating at a level that management considers normal capacity. This utilization is subject to change as a result of increases or decreases in sales.


ITEM 3.    LEGAL PROCEEDINGS.

     ITEM 3(a). The Company is from time to time involved in various legal and administrative procedures. See Part I, Item 1, "Product Liability, Environmental and Other Litigation Matters".

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


                                     PART II



ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS.


MARKET INFORMATION

         The following tabulation sets forth the high and low sales prices of the Company's Class A Common Stock on the New York Stock Exchange during fiscal 1998 and fiscal 1997 and cash dividends paid per share:

                 High        Low    Dividend     High     Low        Dividend
                       1998                           1997

First Quarter  $27 3/4     $22 5/8   $.0775     $19 7/8  $15 1/2        $.07

Second Quarter  28 11/16    24 1/2    .0775      24 1/4   19             .07

Third Quarter   31 3/8      26 1/16   .0875      26 3/8   23             .0775

Fourth Quarter  30 15/16    20 7/8    .0875      26 1/2   21 1/4         .0775


         There is no established public trading market for the Class B Common Stock of the Company, which is held exclusively by members of the Horne family and management. The principal holders of such stock are subject to restrictions on transfer with respect to their shares. Each share of Class B Common Stock (10 votes per share) of the Company is convertible into one share of Class A Common Stock (1 vote per share). Aggregate common stock dividend payments for fiscal 1998, 1997, and 1996, were $8,936,000, $7,992,000, and $7,793,000, respectively.
While the Company presently intends to continue to pay cash dividends, payment of future dividends necessarily depends upon the Board of Directors' assessment of the Company's earnings, financial condition, capital requirements and other factors. See Note 8 of Notes to Consolidated Financial Statements incorporated herein by reference regarding restrictions on payment of dividends.

         The number of record holders of the Company's Class A Common Stock as of August 20, 1998 was 207. The Company believes that the number of beneficial shareholders of the Company's Class A Common Stock was approximately 6,000 as of August 20, 1998. The number of record holders of the Company's Class B Common Stock as of August 20, 1998 was 17.


ITEM 6.    SELECTED FINANCIAL DATA.

         The selected financial data set forth below should be read in conjunction with the Company's consolidated financial statements, related Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

FIVE YEAR FINANCIAL SUMMARY
(Amounts in thousands, except per share information)

                                                               1998          1997       1996(1)      1995          1994

Selected Data
Net sales from continuing operations                         $ 729,966   $ 720,340   $ 640,876    $ 576,851   $ 444,484
Income (loss) from continuing operations                        53,369      48,460     (53,765)      42,463      39,400
Net income (loss)                                               53,369      51,747     (50,285)      45,738      41,010
Total assets                                                   665,820     622,083     656,294      676,394     546,722
Total debt                                                     117,076     128,359     163,150      144,240      98,244
Income (loss) per share from continuing operations-diluted        1.95        1.77       (1.83)        1.43        1.33
Net income (loss) per share-diluted                               1.95        1.89       (1.71)        1.54        1.38
Dividends per common share                                        0.33       0.295       0.265        0.235        0.20

(1) Fiscal 1996 includes an after-tax charge of $92,986,000 related to: restructuring costs of $25,415,000; an impairment of long-lived assets of $63,065,000; other charges of $13,753,000 principally for product liability costs, additional bad debt reserves and environmental remediation costs; and additional inventory valuation reserves of $9,508,000.



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS
FISCAL YEAR ENDED JUNE 30, 1998 COMPARED TO
FISCAL YEAR ENDED JUNE 30, 1997

     Net sales from continuing operations increased $9,626,000 (1.3%) to $729,966,000. An analysis of this change in net sales is as follows:

                                                   1998 - 1997
                                                  (in thousands)
Internal Growth                        $  14,673                   2.0%
Acquisitions/New Joint Ventures           30,097                   4.2%
Divestitures                             (20,244)                 (2.8%)
Foreign Exchange Rate Effect             (14,900)                 (2.1%)
                                       ----------                 ------
Total Increase                         $   9,626                   1.3%
                                       ==========                 ======

         The increase in net sales from internal growth is primarily attributable to increased unit shipments of domestic plumbing and heating valves and European oil and gas valves. The increased sales due to acquisitions is primarily attributable to the inclusion for a full year of the net sales of Ames Company, Inc. ("Ames") of Woodland, CA acquired in January 1997 and the net sales of Telford Valve and Specialties, Inc. ("Telford") of Edmonton, Alberta, Canada acquired in March 1998. Fiscal 1997 sales included $13,415,000 for certain product lines of the Jameco business, imported vitreous china and faucets, in which the Company now only owns a 49% minority interest, thereby eliminating these sales from current year results. The Company also divested three international product lines which impacted fiscal 1998 sales by $6,829,000. The unfavorable effect that changes in foreign exchange rates had on the sales was primarily attributable to the Company's European operations. The Company intends to maintain its strategy of seeking acquisition opportunities as well as expanding its existing market position to achieve sales growth.

         Gross profit from continuing operations increased $8,944,000 (3.6%) and increased as a percentage of net sales from 34.1% to 34.8%. This percentage increase is primarily attributable to improved gross margins for European oil and gas valves and domestic plumbing and heating valves and the full-year inclusion of Ames which operates at a higher gross margin than the Company average. These improvements were partially offset by manufacturing inefficiencies associated with the relocation of the Jameco product line into a Watts Regulator factory in Spindale, North Carolina.

         Selling, general and administrative expenses increased $4,776,000 (3.0%) to $163,760,000. This increase is primarily attributable to the inclusion of the expenses of acquired companies and increased variable selling expenses. This increase was partially offset by the effect of the change in foreign exchange rates.

         Other non-operating expense decreased by $353,000 (32.0%) to $738,000. This decrease is primarily attributable to the inclusion of gains recognized on the sale of a Canadian manufacturing facility and a small Italian valve manufacturing division.

         The Company's effective tax rate for continuing operations decreased from 35.9% for fiscal 1997 to 34.2% for fiscal 1998 primarily due to the implementation of tax planning strategies and utilization of net operating loss carry forwards.

         Income from continuing operations increased $4,909,000 (10.1%) to $53,369,000. The Company's return on average stockholders' investment was 15.1% for fiscal 1998 compared to 14.8% in fiscal 1997.

         The Company's consolidated results of operations are impacted by the effect that changes in foreign currency exchange rates have on its international subsidiaries' operating results. Changes in foreign exchange rates had an adverse effect on income from continuing operations for fiscal 1998 of approximately $1,500,000.

         In the quarter ended September 30, 1996 the Company sold its Municipal Water Group of companies. This divestiture resulted in an after-tax gain of $3,208,000, or $.12 per share on both a basic and diluted basis for the year ended June 30, 1997.

RESULTS OF OPERATIONS
FISCAL YEAR ENDED JUNE 30, 1997 COMPARED TO
FISCAL YEAR ENDED JUNE 30, 1996

     Net sales from continuing operations increased $79,464,000 (12.4%) to $720,340,000. An analysis of this increase in net sales is as follows:

                                                 1997 - 1996
                                                (in thousands)
Internal Growth                      $68,553                     10.7%
Acquisitions                          18,948                      3.0%
Foreign Exchange Rate Effect          (8,037)                    (1.3%)
                                     --------                    ------
Total Increase                       $79,464                     12.4%
                                     ========                    ======

         The increase in net sales from internal growth was primarily attributable to increased unit shipments of oil and gas valves and plumbing and heating valves. The increased unit shipments of oil and gas valves was supported by a strong worldwide oil and gas market. The increased unit shipments of plumbing and heating valves was primarily associated with increased demand from plumbing and heating wholesalers and increased penetration into the home repair retail market (DIY). The increased sales due to acquisitions was primarily attributable to the acquisition of Ames Company, Inc. in January 1997.

         Gross profit from continuing operations increased $33,194,000 (15.6%). Excluding $9,508,000 of inventory write-downs recorded in cost of sales during the prior fiscal year, gross profit would have increased $23,686,000 (10.7%) to $245,392,000 and decreased as a percentage of net sales from 34.6% to 34.1%. The gross profit percentage was primarily, among other things, adversely affected by decreased absorption of fixed expenses that occurred because the Company reduced production levels to achieve inventory reductions. The decreased absorption was partially offset by improved gross margins for oil and gas valves due to increased sales volumes and factory efficiencies.

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

         Earnings from continuing operations increased by $102,225,000 when compared to fiscal 1996, and by $9,239,000 (23.6%) when the $92,986,000 after-tax effect of the charges recorded for long-lived asset impairment, restructuring, inventory write-downs, and product liability costs, environmental remediation and additional bad debt reserves are excluded. The Company's return on average stockholders' investment, excluding the gain on the sale of the Municipal Water Group, was 14.8% for fiscal 1997 compared to 9.6% in fiscal 1996 (as adjusted to exclude the 1996 items described above).

         The Company experienced an unfavorable impact due to the change in foreign exchange rates since June 30, 1996. This change did not have a material adverse impact on the results of operations or the financial condition of the Company.

LIQUIDITY AND CAPITAL RESOURCES

         During fiscal 1998, the Company generated $62,784,000 in cash flow from operations, which was principally used to fund capital expenditures of $29,170,000 and to finance acquisitions. These capital expenditures were primarily for manufacturing machinery and equipment as part of the Company's commitment to continuously improve its manufacturing capabilities. The Company's capital expenditure budget for fiscal 1999 is $29,000,000.

         On  December  18,  1997,  the  Company   acquired   Aerodyne   Controls
Corporation ("Aerodyne") located in Ronkonkoma, New York. Aerodyne is a manufacturer of pneumatic valve and motion switches. Aerodyne's sales for the twelve months ended October 1997 were approximately $7,000,000. Customers are primarily in the medical, analytical, military, and aerospace markets.

         On March 26, 1998, the Company acquired Telford located in Edmonton, Alberta, Canada. Telford manufactures check valves, pipe line closures and specialty gate valves that are used in industrial and oil and gas applications. Telford is also a distributor and authorized repair facility for a number of other independent manufacturers of oil-field products. Based on Telford's previous sales, Telford should provide approximately $15,000,000 of incremental sales.

         The aggregate purchase price for the acquisitions of Aerodyne, Telford, and other product line acquisitions during fiscal 1998 was $23,632,000.

         During fiscal 1998, the Company sold one of its facilities in Canada consolidating the operations into another existing Canadian plant. Additionally, the Company sold a small Italian valve manufacturing division which was not part of the Company's core business. The proceeds from these transactions totalled $7,135,000.

         On  July  22,  1998,  the  Company   acquired  Hoke,   Inc.   ("Hoke"),
headquartered in Cresskill, New Jersey. Hoke manufactures and distributes industrial valves and fittings consisting of miniaturized pressure regulators, needle valves, metering valves, ball valves, plug valves, and also its well-known line of Gyrolok(R) tube fittings for instrumentation applications. Hoke's annual sales for its fiscal year ended December 31, 1997 were approximately $70,000,000 and it sells its products primarily to the chemical, petrochemical, oil and gas, industrial, OEM, and analytical instrumentation markets. The purchase price, including the assumption of certain debt, was approximately $85,000,000 and was funded using the Company's line of credit facility.

         The Company has available an unsecured $125,000,000 line of credit which expires on March 27, 2003. The Company intends to utilize this credit facility to support the Company's acquisition program, working capital requirements of acquired companies, and for general corporate purposes. As of June 30, 1998 and August 20, 1998, there was $19,000,000 and $81,000,000, respectively, borrowed under this line of credit. The net increase in the outstanding line of credit is primarily due to the acquisition of Hoke.

         Working  capital  at  June  30,  1998  was  $237,373,000   compared  to
$224,702,000 at June 30, 1997. The ratio of current assets to current liabilities was 2.8 to 1 at June 30, 1998 compared to 2.9 to 1 at June 30, 1997. Cash and short-term investments were $10,714,000 at June 30, 1998 compared to $14,422,000 at June 30, 1997. Debt as a percentage of total capital employed was 23.8% at June 30, 1998 compared to 27.8% at June 30, 1997 and approximately 32.7% at August 21, 1998. At June 30, 1998 the Company was in compliance with all covenants related to its existing debt.

         The Company from time to time is involved with product liability, environmental and other litigation proceedings and incurs costs on an on-going basis related to these matters. The Company did not incur significant expenditures in fiscal 1998 in connection with any of these matters. See Part 1,
Item 1, "Product Liability, Environmental and Other Litigation Matters".

         The Company anticipates that available funds and those funds provided from current operations will be sufficient to meet current operating requirements and anticipated capital expenditures for at least the next 24 months.

         The Company has developed a comprehensive global plan to assess and address in a timely manner its information systems including customer service, production, distribution, and financial systems in conjunction with the year 2000. A significant portion of the Company's year 2000 issues are being addressed as part of its program to upgrade its information systems which the Company had committed to regardless of the year 2000 issue. This program commenced in fiscal 1997 and should be substantially complete by the end of fiscal 1999. The Company has spent approximately $8,100,000 on computer hardware and software for this information systems upgrade program and expects to spend approximately $1,600,000 on additional similar costs to complete the upgrade. If it becomes necessary to dedicate additional financial and other resources to complete the Company's information systems upgrade program by the end of fiscal year 1999, or shortly thereafter, the Company will do so.

         The Company is also communicating with its suppliers, distributors, and others with whom it conducts business to coordinate year 2000 compliance and to identify alternative sources of supply for its materials. The implementation of these plans is not expected to have a material adverse effect on the results of operations or the financial condition of the Company. The Company presently believes alternative sources of supply will be available in the event of unforeseen year 2000 compliance issues that affect suppliers' abilities to fulfill requirements. If production and other plans need to be modified because of unforeseen year 2000 issues at distributors and others with whom the Company conducts business, the Company will do so when the need for such modification becomes apparent.

         If the Company or its suppliers, distributors or others with whom it conducts business are unable to identify and address the system issues related to the year 2000 risk on a timely basis, there could be a material adverse effect on its results of operations and financial condition.

         The Company uses foreign currency forward exchange contracts to reduce the impact of currency fluctuations on certain intercompany purchase transactions that will occur within the fiscal year and other known foreign currency exposures. The notional amount of such contracts and the related realized and unrealized gains and losses as of June 30, 1998 are not material.

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

         Statement of Financial Accounting Standard ("SFAS") No. 130, Reporting Comprehensive Income, SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, and SFAS No. 132, Employer's Disclosures about Pensions and Other Post-Retirement Benefits, become effective during fiscal year 1999 and will be adopted at that time. Since these new standards require only additional disclosure, adoption will have no effect on the Company's results of operations or financial condition.

         SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, becomes effective in fiscal year 2000. This new standard will require the Company to recognize all derivative instruments as either assets or liabilities, at fair value, in its consolidated balance sheet. The Company is currently evaluating the effect of this new standard.


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company uses derivative financial instruments primarily to reduce exposure to adverse fluctuations in foreign exchange rates. The Company does not enter into derivative financial instruments for trading purposes. As a matter of policy all derivative positions are used to reduce risk by hedging underlying economic exposure. The derivatives the Company uses are straightforward instruments with liquid markets.

         The Company manages most of its foreign currency exposures on a consolidated basis. The Company identifies all of its known exposures. As part of that process, all natural hedges are identified. The Company then nets these natural hedges from its gross exposures.

         The Company's consolidated earnings are subject to fluctuations due to changes in foreign currency exchange rates. However, its overall exposure to such fluctuations is reduced by the diversity of its foreign operating locations which encompass a number of different European locations, Canada, and China.

         The Company's foreign subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally material purchases or sales and are denominated in European currencies or the U.S. or Canadian dollar. The Company uses foreign currency forward exchange contracts to manage the risk related to intercompany purchases that occur during the course of a fiscal year and certain open foreign currency denominated commitments to sell products to third parties. At June 30, 1998 and 1997, there were no significant amounts of open foreign currency forward exchange contracts or related unrealized gains or losses.

         Watts has historically had a very low exposure to changes in interest rates. Additionally, the Company historically has strong cash flows, and any amounts of variable rate debt could be paid down through cash generated from operations. At June 30, 1998, the Company was primarily exposed to the Eurodollar interest rate on the outstanding borrowings under its line of credit facility. Information about the Company's long-term debt including principal amounts and related interest rates appears in Note 8 to the consolidated financial statements included herein.

         The Company purchases significant amounts of bronze ingot, brass rod, stainless steel, cast iron, and carbon steel which are utilized in manufacturing its many product lines. The Company's operating results can be adversely affected by changes in commodity prices if it is unable to pass on related price increases to its customers. The Company manages this risk by monitoring related market prices, working with its suppliers to achieve the maximum level of stability in their costs and related pricing, seeking alternative supply sources when necessary and passing increases in commodity costs to its customers, to the maximum extent possible, when they occur. The Company does not use derivative financial instruments to manage this risk.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The index to financial statements is included in page 14 of this Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.



                                    PART III



ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS

         The information appearing under the caption "Information as to Nominees for Director" in the Registrant's Proxy Statement relating to the Annual Meeting of Stockholders to be held on October 20, 1998 is incorporated herein by reference. With respect to Directors and Executive Officers, the information appearing under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement relating to the Annual Meeting of Stockholders to be held on October 20, 1998 is incorporated herein by reference.

EXECUTIVE OFFICERS

         Information with respect to the executive officers of the Company is set forth in Item 1 of this Report under the caption "Executive Officers".

ITEM 11.   EXECUTIVE COMPENSATION.

         The information appearing under the caption "Compensation Arrangements" in the Registrant's Proxy Statement relating to the Annual Meeting of Stockholders to be held on October 20, 1998 is incorporated herein by reference.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT.

         The information appearing under the caption "Principal and Management Stockholders" in the Registrant's Proxy Statement relating to the Annual Meeting of Stockholders to be held on October 20, 1998 is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information appearing under the caption "Compensation Arrangements-Certain Transactions" in the Registrant's Proxy Statement relating to the Annual Meeting of Stockholders to be held on October 20, 1998 is incorporated herein by reference.


                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)   FINANCIAL STATEMENTS

     The following financial statements are included in a separate section of this Report commencing on the page numbers specified below:

 Report of Independent Auditors                                            19

 Consolidated Statements of Operations for each of the Three Years
          in the Period Ended June 30, 1998                                20

 Consolidated Balance Sheets as of June 30, 1998 and 1997                  21

 Consolidated Statements of Stockholders' Equity for each of the
          Three Years in the Period Ended June 30, 1998                    22

 Consolidated Statements of Cash Flows for each of the Three Years
          in the Period Ended June 30, 1998                                23

 Notes to Consolidated Financial Statements                                24

(a)(2)   SCHEDULES

 Schedule II - Valuation and Qualifying Accounts for each of the Three
          Years in the Period Ended June 30, 1998                          36

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



Exhibit No.                     Description and Location
     3.1    Restated Certificate of Incorporation, as amended. (12)
     3.2    Amended and Restated By-Laws. (1)
     9.1    Horne Family Voting Trust Agreement-1991 dated as of  October 31, 1991 (2), Amendments dated November 19, 1996 (18), February 24, 1997 (18),  June 5, 1997 (18), August 26, 1997 (18),
            and October 17, 1997*.
     9.2    The George B. Horne Voting Trust Agreement-1997 dated as of August 26, 1997  (18),
            Amendments dated October 30, 1997*, July 31, 1998*, and August 31, 1998*.
     10.1   Employment Agreement effective as of September 1, 1996 between the Registrant  and
            Timothy P. Horne. (14)
     10.2   Supplemental Compensation Agreement effective as of September 1, 1996 between the
            Registrant and Timothy P. Horne. (14)
     10.3   Deferred Compensation Agreement between the Registrant and Timothy P. Horne, as amended. (4)
     10.4   1996 Stock Option Plan, dated October 15, 1996. (15)
     10.5   1989 Nonqualified Stock Option Plan. (3)
     10.6   Watts Industries, Inc. Retirement Plan for Salaried Employees dated December 30, 1994, as amended and restated effective as of January 1, 1994, (12), Amendment No. 1 (14),
            Amendment No. 2 (14), Amendment No. 3 (14), Amendment No. 4 dated September 4, 1996. (18)
     10.7   Registration Rights Agreement dated July 25, 1986. (5)
     10.8   Executive Incentive Bonus Plan, as amended. (12)
     10.9   Indenture dated as of December 1, 1991 between the Registrant and The First National Bank of Boston, as Trustee, including form of 8-3/8% Note Due 2003. (8)
     10.10  Loan Agreement and Mortgage among The Industrial Development Authority of the State of
            New Hampshire, Watts Regulator Co. and Arlington Trust Company dated August 1,
            1985. (4)
     10.11  Amendment Agreement relating to Watts Regulator Co. (Canaan and Franklin, New Hampshire,
            facilities) financing dated December 31, 1985. (4)
     10.12  Sale Agreement between Village of Walden Industrial Development Agency and Spence
            Engineering  Company, Inc. dated June 1, 1994. (11)
     10.13  Letter of Credit, Reimbursement and Guaranty Agreement dated June 1, 1994 by and among the Registrant, Spence Engineering Company, Inc. and First Union National Bank of North
            Carolina. (11), Amendment No. 1 (14), Amendment No. 2 dated October 1, 1996. (18)
     10.14  Trust Indenture from Village of Walden Industrial Development Agency to The First National
            Bank of Boston, as Trustee, dated June 1, 1994. (11)
     10.15  Loan Agreement between Hillsborough County Industrial Development Authority and Leslie
            Controls, Inc. dated July 1, 1994. (11)
     10.16  Letter of Credit, Reimbursement and Guaranty Agreement dated July 1, 1994 by and among the Registrant, Leslie Controls, Inc. and First Union National Bank of North Carolina (11),
            Amendment No. 1 (14), Amendment No. 2 dated October 1, 1996. (18)
     10.17  Trust Indenture from Hillsborough County Industrial Development Authority to The First National
            Bank of Boston, as Trustee, dated July 1, 1994.  (11)
     10.18  Loan Agreement between The Rutherford County Industrial Facilities and Pollution Control
            Financing Authority and Watts Regulator Company dated September 1, 1994. (12)
     10.19  Letter of Credit, Reimbursement and Guaranty Agreement dated September 1, 1994 by and among the Registrant, Watts Regulator Company and The First Union National Bank of North
            Carolina (12), Amendment No. 1 (14), Amendment No. 2 dated October 1, 1996. (18)
     10.20  Trust Indenture from The Rutherford County Industrial Facilities and Pollution Control
            Financing Authority to The First National Bank of Boston, as Trustee, dated September
            1, 1994. (12)
     10.21  Amended and Restated Stock Restriction Agreement dated October 30, 1991 (2), Amendment dated August 26, 1997.  (18)
     10.22  Watts Industries, Inc. 1991 Non-Employee Directors' Nonqualified Stock Option Plan (7),
            Amendment No. 1. (14)
     10.23  Letters of Credit relating to retrospective paid loss insurance programs. (10)
     10.24  Form of Stock Restriction Agreement for management stockholders. (5)
     10.25  Revolving Credit Agreement dated December 23, 1987 between Nederlandse Creditbank NV and Watts Regulator (Nederland) B.V. and related Guaranty of Watts Industries, Inc. and
            Watts Regulator Co. dated December 14, 1987. (6)
     10.26  Loan Agreement dated September 1987 with, and  related Mortgage to, N.V.  Sallandsche
            Bank. (6)
     10.27  Agreement of the sale of shares of Intermes, S.p.A., RIAF Holding A.G. and the participations in Multiscope Due S.R.L. dated November 6, 1992. (9)
     10.28  Amended and Restated Revolving Credit Agreement dated March 27, 1998  between and among
            Watts Investment Company, certain financial institutions, BankBoston N.A., as Administrative
            Agent, and the Registrant, as Guarantor .  (17)
     10.29  Watts Industries, Inc. Management Stock Purchase Plan dated October 17, 1995 (13),
            Amendment No. 1 dated August 5, 1997. (18)
     10.30  Stock Purchase Agreement dated as of June 19, 1996 by and among Mueller Co., Tyco Valves
            Limited, Watts Investment Company, Tyco International Ltd. and Watts Industries, Inc. (16)
     11     Statement Regarding Computation of Earnings per Common Share.  (19)
     21     Subsidiaries. *
     23.1   Consent of KPMG Peat Marwick LLP. *
     23.2   Consent of Ernst & Young LLP, Independent Auditors, predecessor auditors.*
     23.3   Consent of Deloitte & Touche, Independent Auditors, predecessor auditors.*
     27     Financial Data Schedule-Fiscal 1998. *
     27.1   Financial Data Schedule-Fiscal 1997 Restated. *

Incorporated By Reference To:

(1)  Relevant exhibit to Registrant's Form 8-K dated May 15, 1992.
(2)  Relevant exhibit to Registrant's Form 8-K dated November 14, 1991.
(3)  Relevant exhibit to Registrant's Form 10-K for the year ended June 30,
     1989.
(4)  Relevant exhibit to Registrant's Form S-1 (No. 33-6515) dated June 17,
     1986.
(5) Relevant exhibit to Registrant's Form S-1 (No. 33-6515) as part of the Second Amendment to such Form S-1 dated August 21, 1986.
(6) Relevant exhibit to Registrant's Form S-1 (No. 33-27101) dated February 16, 1989.
(7) Relevant exhibit to Registrant's Amendment No.1 to Form 10-K for year ended June 30, 1992.
(8)  Relevant  exhibit to  Registrant's  Form 10-K for year ended June 30, 1992.
(9) Relevant exhibit to Registrant's Amendment No. 2 dated February 22, 1993 to Form 8-K dated November 6, 1992.
(10) Relevant exhibit to Registrant's Form 10-K for year ended June 30, 1993.
(11) Relevant exhibit to Registrant's Form 10-K for year ended June 30, 1994.
(12) Relevant exhibit to Registrant's Form 10-K for year ended June 30, 1995.
(13) Relevant exhibit to Registrant's Form S-8 (No. 33-64627) dated November 29, 1995.
(14) Relevant exhibit to Registrant's Form 10-K for year ended June 30, 1996.
(15) Relevant exhibit to Registrant's Form S-8 (No. 333-32685) dated August 1, 1997.
(16) Relevant exhibit to Registrant's Form 8-K dated September 4, 1996.
(17) Relevant  exhibit to  Registrant's  Form 10-Q for quarter  ended March 31,
     1998.
(18) Relevant exhibit to Registrant's Form 10-K for year ended June 30, 1997.
(19)     Notes to Consolidated Financial Statements, Note 10, of this Report.

*    Filed as an exhibit to this Report with the Securities and Exchange
     Commission

 (b) REPORTS ON FORM 8-K.

     The Registrant did not file any reports on Form 8-K during the fourth quarter of the period covered by this Annual Report.


                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                       WATTS INDUSTRIES, INC.



                                               By:     /S/ TIMOTHY P. HORNE
                                                       -------------------------
                                                       TIMOTHY P. HORNE
                                                       CHAIRMAN OF THE BOARD AND
                                                       CHIEF EXECUTIVE OFFICER

DATED:  September 10, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                       Title                      Date

/S/ TIMOTHY P. HORNE          Chairman of the Board and      September 10, 1998
--------------------------
    Timothy P. Horne          Chief Executive Officer
                              (Principal Executive
                              Officer) and Director


/S/ KENNETH J. MCAVOY         Chief Financial Officer        September 10, 1998
--------------------------
    Kenneth J. McAvoy         and Treasurer (Principal
                              Financial and Accounting Officer),
                              Secretary, and Director

/S/ DAVID A. BLOSS, SR.       President and Chief Operating  September 10, 1998
--------------------------
    David A. Bloss, Sr.       Officer, and Director

/S/ NOAH T. HERNDON           Director                       September 10, 1998
--------------------------
    Noah T. Herndon

/S/ WENDY E. LANE             Director                       September 10, 1998
--------------------------
    Wendy E. Lane

/S/ GORDON W. MORAN           Director                       September 10, 1998
--------------------------
    Gordon W. Moran

/S/ DANIEL J. MURPHY, III     Director                       September 10, 1998
--------------------------
    Daniel J. Murphy, III


                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Watts Industries, Inc.:



We have audited the accompanying consolidated balance sheets of Watts Industries, Inc. and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years then ended. In connection with our audits of the consolidated financial statements, we also audited the accompanying financial statement schedules of valuation and qualifying accounts as of and for the years ended June 30, 1998 and 1997. These consolidated financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits. The accompanying consolidated financial statements of Watts Industries, Inc. and subsidiaries for the year ended June 30, 1996 and schedule of valuation and qualifying accounts as of and for the year ended June 30, 1996 were audited by other auditors whose report thereon dated August 6, 1996, expressed an unqualified opinion.

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

In our opinion, the 1998 and 1997 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Watts Industries, Inc. and subsidiaries as of June 30, 1998 and 1997, and the results of their operations and their cash flows for the each of the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.





August 5, 1998
Boston, Massachusetts




WATTS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)


                                                                  Fiscal Year Ended June 30
                                                                1998        1997         1996
                                                            ---------   ----------   ----------
Net sales                                                   $ 729,966    $ 720,340    $ 640,876
Cost of goods sold                                            475,630      474,948      428,678
                                                            ---------   ----------   ----------
     GROSS PROFIT                                             254,336      245,392      212,198
Selling, general and administrative expenses                  163,760      158,984      162,951
Impairment of long-lived assets                                  --           --         63,065
Restructuring charge                                             --           --         25,415
                                                            ---------   ----------   ----------
     OPERATING INCOME (LOSS)                                   90,576       86,408      (39,233)
                                                            ---------   ----------   ----------
Other (income) expense:
     Interest income                                           (1,655)        (763)        (702)
     Interest expense                                          10,412       10,493        9,960
     Other                                                        738        1,091          919
                                                            ---------   ----------   ----------
                                                                9,495       10,821       10,177
                                                            ---------   ----------   ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES                                       81,081       75,587      (49,410)
Provision for income taxes                                     27,712       27,127        4,355
     INCOME (LOSS) FROM CONTINUING OPERATIONS                  53,369       48,460      (53,765)
Income from discontinued operations, net of taxes                --             79        3,480
Gain on disposal of discontinued operations, net of taxes        --          3,208         --
                                                            ---------   ----------   ----------
     NET INCOME (LOSS)                                      $  53,369    $  51,747    $ (50,285)
                                                            =========   ==========   ==========

Basic EPS
Income (loss) per share:
     Continuing operations                                  $    1.97    $    1.78    $   (1.83)
     Discontinued operations                                     --           --            .12
     Gain on disposal of discontinued operations                 --            .12         --
                                                            ---------   ----------   ----------
     NET INCOME (LOSS)                                      $    1.97    $    1.90    $   (1.71)
                                                            =========   ==========   ==========
Weighted average number of shares                              27,109       27,181       29,428
                                                            =========   ==========   ==========

Diluted EPS
Income (loss) per share:
     Continuing operations                                  $    1.95    $    1.77    $   (1.83)
     Discontinued operations                                     --           --            .12
     Gain on disposal of discontinued operations                 --            .12         --
                                                            ---------   ----------   ----------
     NET INCOME (LOSS)                                      $    1.95    $    1.89    $   (1.71)
                                                            =========   ==========   ==========
Weighted average number of shares                              27,423       27,347       29,428
                                                            =========   ==========   ==========
Dividends per share                                         $     .33    $    .295    $    .265
                                                            =========   ==========   ==========

The  accompanying  notes are an integral  part of these  consolidated  financial statements.


WATTS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                                                         June 30
ASSETS                                                                                          1998             1997
                                                                                              ---------        ---------
CURRENT ASSETS:
     Cash and cash equivalents                                                                 $ 10,124         $ 13,904
     Short-term investments                                                                         590              518
     Trade accounts receivable, less allowance for
      doubtful accounts of $8,913 in 1998 and $7,945 in 1997                                    130,890          121,349
     Inventories
          Raw materials                                                                          66,931           64,261
          Work in process                                                                        32,099           26,030
          Finished goods                                                                         94,957           80,926
                                                                                              ---------        ---------
                                                                                                193,987          171,217
     Prepaid expenses and other assets                                                           10,445           13,087
     Deferred income taxes                                                                       23,582           22,480
     Net assets held for sale                                                                     2,046            3,037
                                                                                              ---------        ---------
          Total Current Assets                                                                  371,664          345,592
OTHER ASSETS:
     Goodwill, net of accumulated amortization of $16,689 in
       1998 and $13,484 in 1997                                                                 119,009          110,928
     Other                                                                                       13,677           12,869
PROPERTY, PLANT AND EQUIPMENT:
     Land                                                                                        10,027           10,147
     Buildings and improvements                                                                  70,717           66,191
     Machinery and equipment                                                                    214,220          192,581
     Construction in progress                                                                    12,967           12,312
                                                                                              ---------        ---------
                                                                                                307,931          281,231
     Accumulated depreciation                                                                  (146,461)        (128,537)
                                                                                              ---------        ---------
                                                                                                161,470          152,694
                                                                                              ---------        ---------
TOTAL ASSETS                                                                                   $665,820         $622,083
                                                                                              =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                                          $ 56,672         $ 48,896
     Accrued expenses and other liabilities                                                      52,337           53,738
     Accrued compensation and benefits                                                           16,250           15,834
     Income taxes payable                                                                         7,337                -
     Current portion of long-term debt                                                            1,695            2,422
                                                                                              ---------        ---------
          Total Current Liabilities                                                             134,291          120,890
LONG-TERM DEBT, NET OF CURRENT PORTION                                                          115,381          125,937
DEFERRED INCOME TAXES                                                                            18,856           16,675
OTHER NONCURRENT LIABILITIES                                                                     11,367           13,796
MINORITY INTEREST                                                                                11,910           11,146
STOCKHOLDERS' EQUITY:
     Preferred Stock, $.10 par value; 5,000,000 shares authorized; no shares
       issued or outstanding                                                                          -                -
     Class A Common Stock, $.10 par value; 80,000,000 shares authorized;  1 vote per share;
          16,859,027 shares in 1998 and 15,797,460 shares in 1997 issued and outstanding          1,686            1,580
     Class B Common Stock,  $.10 par value;  25,000,000  shares  authorized;  10 votes per share;
          10,296,827 shares in 1998 and 11,215,627 shares in 1997 issued and outstanding          1,030            1,121
     Additional paid-in capital                                                                  47,647           44,643
     Retained earnings                                                                          337,565          293,170
     Treasury stock, at cost, 100,000 shares in 1998                                             (2,583)            -
     Currency translation adjustments                                                           (11,330)          (6,875)
                                                                                              ---------        ---------
          Total Stockholders' Equity                                                            374,015          333,639
                                                                                              ---------        ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                     $665,820         $622,083
                                                                                              =========        =========

The  accompanying  notes are an integral  part of these  consolidated  financial statements.


WATTS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(AMOUNTS IN THOUSANDS, EXCEPT SHARE INFORMATION)


                                                Class A             Class B       Additional           Currency              Total
                                              Common Stock        Common Stock      Paid-In  Retained Translation Treasury   Stock-
----------------------------------------------------------------------------------                                          holders'
                                             Shares    Amount    Shares    Amount   Capital  Earnings Adjustment   Stock     Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1995                   18,218,216  $1,822  11,404,470  $1,140  $ 95,496  $307,493  $   (314) $    --   $405,637
 Net loss                                                                                     (50,285)                      (50,285)
 Shares of Class B Common Stock
    converted to Class A Common Stock          38,843       4     (38,843)     (4)
 Shares of Class A Common Stock issued
    upon the exercise of stock options         74,522       7                         1,245                                   1,252
 Shares of Class A Common Stock
    exchanged upon the exercise of stock
    options and retired                       (15,843)     (1)                         (390)                                   (391)
 Purchase and retirement of treasury stock (1,458,900)   (146)                      (28,421)                                (28,567)
 Common Stock cash dividends                                                                   (7,793)                       (7,793)
 Change in currency translation adjustment                                                                 (270)               (270)
------------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1996                   16,856,838   1,686  11,365,627   1,136    67,930   249,415      (584)      --   319,583
 Net income                                                                                    51,747                        51,747
 Shares of Class B Common Stock
    converted to Class A Common Stock         150,000      15    (150,000)    (15)
 Shares of Class A Common Stock issued
    upon the exercise of stock options        111,922      11                         2,145                                   2,156
 Purchase and retirement of treasury stock (1,321,300)   (132)                      (25,432)                                (25,564)
 Common Stock cash dividends                                                                   (7,992)                       (7,992)
 Change in currency translation adjustment                                                               (6,291)             (6,291)
------------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1997                   15,797,460   1,580  11,215,627   1,121    44,643   293,170    (6,875)      --   333,639
 Net income                                                                                    53,369                        53,369
 Shares of Class B Common Stock
    converted to Class A Common Stock         918,800      91    (918,800)    (91)
 Shares of Class A Common Stock issued
    upon the exercise of stock options        153,400      16                         2,998                                   3,014
 Shares of Class A Common Stock
    exchanged upon the exercise of stock
    options and retired                       (10,633)     (1)                         (265)                                   (266)
  Purchase of treasury stock,
    100,000 shares at cost                                                                                        (2,583)   (2,583)
  Net change in restricted stock units                                                  271                                     271
 Common Stock dividends                                                                        (8,974)                       (8,974)
 Change in currency translation
    adjustment                                                                                           (4,455)             (4,455)
------------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1998                   16,859,027  $1,686  10,296,827  $1,030  $ 47,647  $337,565  $(11,330) $(2,583)  $374,015
====================================================================================================================================

The  accompanying  notes are an integral  part of these  consolidated  financial statements.



WATTS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)

                                                                                          Fiscal Year Ended June 30
                                                                                      1998          1997           1996
                                                                                   ---------      ---------   -----------
OPERATING ACTIVITIES
    Income (loss) from continuing operations                                       $ 53,369       $ 48,460     $ (53,765)
    Adjustments to reconcile net income (loss) from continuing operations to net cash provided by continuing operating activities:
           Restructuring charge (payments), net                                      (1,584)        (8,918)       21,635
           Impairment of long-lived assets                                             -              -           63,065
           Depreciation                                                              19,220         17,411        17,922
           Amortization                                                               3,965          3,417         3,652
           Deferred income taxes (benefit)                                            1,055          3,725       (14,556)
           (Gain) loss on disposal of assets                                         (1,156)           241        (1,405)
           Equity in undistributed earnings of affiliates                              (192)          -               -
           Changes in  operating  assets and  liabilities,  net of effects  from business acquisitions:
                 Accounts receivable                                                 (8,747)        (5,773)      (12,979)
                 Inventories                                                       (18,744)         7,734       (17,524)
                 Prepaid expenses and other assets                                    1,902         (2,049)        4,688
                 Accounts payable, accrued expenses and other liabilities            13,696         (6,031)       35,028
                                                                                   ---------      ---------   -----------
                                                                                     62,784         58,217        45,761
         Net cash provided by discontinued operations                                  -               653         9,638
                                                                                   ---------      ---------   -----------
         Net cash provided by operating activities                                   62,784         58,870        55,399
                                                                                   ---------      ---------   -----------

INVESTING ACTIVITIES
    Additions to property, plant and equipment                                      (29,170)       (29,742)      (31,080)
    Proceeds from sale of assets                                                      7,422          1,715         1,462
    Discontinued operations:
        Proceeds from disposal of discontinued operations                              -            88,164          -
        Additions to property, plant and equipment                                     -              (142)       (1,141)
    Increase in other assets                                                         (1,322)        (1,494)       (1,347)
    Business acquisitions, net of cash acquired                                     (23,632)       (37,705)      (13,415)
    Repayment of debt of acquired businesses                                           -              -             (680)
    Net changes in short-term investments                                               (72)          (652)        4,483
                                                                                   ---------      ---------   -----------
         Net cash provided by (used in) investing activities                        (46,774)        20,144       (41,718)
                                                                                   ---------      ---------   -----------
FINANCING ACTIVITIES
    Proceeds from long-term borrowings                                               88,678        106,346        91,867
    Payments of long-term debt                                                      (99,816)      (140,662)      (73,399)
    Proceeds from exercise of stock options                                           2,715          1,935           772
    Dividends                                                                        (8,936)        (7,992)       (7,793)
    Purchase of treasury stock                                                       (2,583)          -             -
    Purchase and retirement of common stock                                            -           (25,564)      (28,567)
                                                                                   ---------      ---------   -----------
        Net cash used in financing activities                                       (19,942)       (65,937)      (17,120)
                                                                                   ---------      ---------   -----------
    Effect of exchange rate changes on cash and cash equivalents                        152            827            96
                                                                                   ---------      ---------   -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (3,780)        13,904        (3,343)
    Cash and cash equivalents at beginning of year                                   13,904           -            3,343
                                                                                   ---------      ---------   -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                           $ 10,124       $ 13,904     $       0
                                                                                   =========      =========   ============


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

CONCENTRATIONS OF CREDIT RISK
Financial instruments which potentially subject the Company to concentration of credit risk consist principally of trade receivables. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers included in the Company's customer base and their dispersion across many different industries and geographic areas. At June 30, 1998, the Company had no significant concentrations of credit risk.

INVENTORIES
Inventories are stated at the lower of cost (principally first-in, first-out method) or market.

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

LONG-LIVED ASSETS
Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. In such instances, the carrying value of long-lived assets is reduced to their estimated fair value, as determined using an appraisal or a discounted cash flow approach, as appropriate.

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

EARNINGS PER SHARE
During fiscal year 1998, the Company adopted SFAS No. 128, Earnings Per Share. SFAS 128 required the Company to change the method formerly used to compute earnings per share (EPS) and to restate all prior periods presented. The requirements for calculating basic earnings per share exclude the dilutive effect of securities. Diluted earnings per share assumes the conversion of all dilutive securities (see Note 10).

DERIVATIVE FINANCIAL INSTRUMENTS
The Company uses foreign currency forward exchange contracts to manage currency exchange exposures in certain foreign currency denominated transactions. Gains and losses on contracts designated as hedges are deferred and recognized at the time of the related foreign currency denominated transactions.

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

BASIS OF PRESENTATION
Certain amounts in fiscal years 1997 and 1996 have been reclassified to conform with the 1998 presentation.

NEW ACCOUNTING STANDARDS
SFAS No. 130, Reporting Comprehensive Income, SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information and SFAS No. 132, Employers' Disclosures about Pensions and Other Post-Retirement Benefits become effective in fiscal year 1999 and will be adopted at that time. Since these new standards require only additional disclosure, adoption will have no effect on the Company's results of operations or financial condition.

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, becomes effective in fiscal year 2000. This new standard will require the Company to recognize all derivative instruments as either assets or liabilities, at fair value, in its consolidated balance sheet. The Company is currently evaluating the effect of this new standard.


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


The following table summarizes the results of operations of the Municipal Water Group prior to the divestiture:

                                         Fiscal Year Ended June 30,
                                        -----------------------------
                                          1997                 1996
                                        ---------           ---------
                                               (in thousands)
Revenues                                 $14,027             $86,179
Costs and expenses                        13,900              80,278
                                        ---------           ---------
    Income before income taxes               127               5,901
Income taxes                                  48               2,421
                                        ---------           ---------
    Income from discontinued operations  $    79             $ 3,480
                                        =========           =========

RESTRUCTURING
During fiscal year 1996, the Company decided to undertake certain restructuring initiatives aimed at improving the efficiency of certain of its continuing operations. The two most significant of those initiatives were the consolidation and downsizing of Pibiviesse S.p.A. ("Pibiviesse") and the relocation of Jameco Industries, Inc. ("Jameco"). In connection with this restructuring plan, the Company recorded a $25,415,000 restructuring charge during fiscal year 1996. The restructuring charge consisted of $9,300,000 for severance costs, $7,715,000 for plant closure costs and $8,400,000 for asset write-downs. At June 30, 1998, these restructuring initiatives were substantially complete. Related cash payments were approximately the same as amounts that were accrued as restructuring costs during fiscal year 1996. Other Matters During fiscal year 1996, the Company recorded a $13.8 million selling, general and administrative expense charge, principally for product liability costs, environmental remediation reserves and bad debt reserves. The Company also recorded a $9.5 million cost of goods sold charge during fiscal year 1996 to write down inventories to their estimated market value.

(4)   LONG-LIVED ASSET IMPAIRMENT

During fiscal year 1996, the Company adopted SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and recorded a $63,065,000 charge for long-lived asset impairment losses. Such losses occurred principally at its Italian subsidiaries and were the result of declining margins and operating profits at the subsidiaries, and the potential non-deductibility of goodwill for income tax purposes. In connection with a re-evaluation of its business strategy in Italy, management concluded an impairment had occurred and recorded a loss by reducing the carrying value of affected long-lived assets, primarily goodwill, to fair value, as determined using a discounted cash flow approach.

(5)   BUSINESS ACQUISITIONS

In fiscal year 1998, the Company acquired six enterprises, the largest of which were Telford Valve & Specialties, Inc. of Edmonton, Alberta, Canada, Aerodyne Controls Corporation of Ronkonkoma, New York, and Atkomatic Valve Company, Inc. of Indianapolis, Indiana. During fiscal year 1997, the Company acquired Ames Company, Inc. of Woodland, California and Consolidated Precision Corporation of Riviera Beach, Florida. In fiscal year 1996, the Company acquired four businesses, the most significant being the purchase of Societe des Etablissements Rene Trubert S.A. located in Chartres, France. All of these acquired companies are valve manufacturers and the aggregate purchase price of the acquisitions was approximately $74.8 million. The goodwill which resulted from these acquisitions is being amortized on a straight-line basis over a 40 year period. These acquisitions have all been accounted for under the purchase method and the results of operations of the acquired businesses have been included in the consolidated financial statements from the date of acquisition. Had these acquisitions occurred at the beginning of fiscal year 1998, 1997 or 1996, the effect on operating results would not have been material.


(6)      INCOME TAXES
The significant components of the Company's deferred income tax liabilities and assets are as follows:
                                                                  June 30,
                                                           --------------------
                                                              1998       1997
                                                           ---------  ---------
Deferred income tax
liabilities:                                                   (in thousands)
    Excess tax over book depreciation                       $11,182    $ 8,855
    Inventory                                                 5,428      5,962
    Other                                                     2,246      1,858
                                                           ---------  ---------
        Total deferred income tax liabilities                18,856     16,675
                                                           ---------  ---------
Deferred income tax assets:
    Accrued expenses                                         10,969     18,727
    Net operating loss carryforward                          12,625      6,054
    Bad debt reserve                                          1,815      1,580
    Other                                                     5,934        326
                                                           ---------  ---------
        Total deferred income tax assets                     31,343     26,687

    Valuation allowance for deferred income tax assets       (7,761)    (4,207)
                                                           ---------  ---------
        Net deferred income tax assets                       23,582     22,480
                                                           ---------  ---------
        Net deferred income tax asset                       $ 4,726    $ 5,805
                                                           =========  =========


The components of the provision for income taxes were as follows:

                                            Fiscal Year Ended June 30,
                                   --------------------------------------------
                                     1998              1997             1996
                                   ---------         ---------        ---------
                                                  (in thousands)
Continuing operations               $27,712           $27,127          $ 4,355
Discontinued operations                   -             3,412            2,421
                                   ---------         ---------        ---------
                                    $27,712           $30,539          $ 6,776
                                   =========         =========        =========



The provision for income taxes from continuing operations is based on the following pre-tax income (loss):

                                            Fiscal Year Ended June 30,
                                   --------------------------------------------
                                     1998              1997             1996
                                   ---------         ---------        ---------
                                                  (in thousands)
Domestic                            $61,204           $60,530         $ 19,816
Foreign                              19,877            15,057          (69,226)
                                   ---------         ---------        ---------
                                    $81,081           $75,587         $(49,410)
                                   =========         =========        =========


The provision for income taxes from continuing operations consists of the following:

                                            Fiscal Year Ended June 30,
                                   --------------------------------------------
                                     1998              1997             1996
                                   ---------         ----------      ----------
                                                  (in thousands)
Current tax expense (benefit):
     Federal                        $19,198           $20,417         $ 15,739
     Foreign                          5,249              (369)           1,176
     State                            3,483             1,714            1,996
                                   ---------         ----------      ----------
                                     27,930            21,762           18,911
                                   ---------         ----------      ----------
Deferred tax expense (benefit):
     Federal                            472             1,377           (8,458)
     Foreign                           (772)            3,747           (3,964)
     State                               82               241           (2,134)
                                   ---------         ----------      ----------
                                       (218)            5,365          (14,556)
                                   ---------         ----------      ----------
                                    $27,712           $27,127         $  4,355
                                   =========         ==========      ==========

Actual income taxes reported from continuing operations are different than would have been computed by applying the federal statutory tax rate to income (loss) from continuing operations before income taxes. The reasons for this difference are as follows:

                                                                  Fiscal Year Ended June 30,
                                                        ---------------------------------------------
                                                           1998              1997             1996
                                                         ----------        ----------      ----------
                                                                        (in thousands)
Computed expected federal income tax expense (benefit)    $28,378           $26,455         $(17,294)
State income taxes, net of federal tax benefit              2,317             1,271              (90)
Goodwill writedown and amortization                           998               898           17,443
Foreign tax rate and regulation differential               (2,954)           (1,893)           3,830
Other, net                                                 (1,027)              396              466
                                                         ----------        ----------      ----------
                                                          $27,712           $27,127         $  4,355
                                                         ==========        ==========      ==========


At June 30, 1998, the Company has foreign net operating loss carryforwards of $22.8 million for income tax purposes that expire in fiscal years 1999 through 2006. In addition, foreign net operating losses of $10.2 million can be carried forward indefinitely. Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $34 million, $28 million and $37 million at June 30, 1998, 1997 and 1996, respectively. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been recorded thereon. Upon distribution of those earnings, in the form of dividends or otherwise, the Company will be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of U.S. income tax liability that would be incurred is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce some portion of any U.S. income tax liability. Withholding taxes of approximately $1.8 million would be payable upon remittance of all previously unremitted earnings at June 30, 1998.

The Company made income tax payments of $21.5 million, $30.2 million and $27.8 million in fiscal years 1998, 1997 and 1996, respectively.


(7)      ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:
                                                         June 30,
                                                --------------------------
                                                  1998              1997
                                                ---------        ---------
                                                      (in thousands)
Commissions and sales incentives payable         $11,836          $ 9,152
Accrued insurance costs                           11,366           10,626
Other                                             29,135           33,960
                                                ---------        ---------
                                                 $52,337          $53,738
                                                =========       ==========


(8)   FINANCING ARRANGEMENTS

Long-term debt consists of the following:

                                                                                              June 30,
                                                                                   ----------------------------
                                                                                       1998              1997
                                                                                   -----------      -----------
                                                                                           (in thousands)
8-3/8% Notes, due December, 2003                                                     $ 75,000         $ 75,000
$125 million  revolving  line of credit,  accruing  interest at a variable  rate
  (6.79% and 6.55% at June 30, 1998 and 1997, respectively) of either Eurodollar rate plus .165%, Prime Rate or a competitive money market rate to be specified by
  the Lender, and expiring March 2003                                                  19,000           29,000
Industrial Revenue Bonds, maturing periodically from 2003 through 2020, accruing interest at a variable rate based on weekly tax-exempt interest
  rates (3.60% and 4.25% at June 30, 1998 and 1997, respectively)                      17,265           17,265
Other                                                                                   5,811            7,094
                                                                                   -----------      -----------
                                                                                      117,076          128,359
Less current portion                                                                    1,695            2,422
                                                                                   -----------      -----------
                                                                                     $115,381         $125,937
                                                                                    ==========       ==========


At June 30, 1998, $106 million was available for borrowing under the Company's $125 million revolving line of credit.

Principal payments during each of the next five fiscal years are due as follows:
1999-$1,695;  2000-$1,109; 2001-$385; 2002-$362; and 2003-$24,086. Interest paid for all periods presented in the accompanying consolidated financial statements approximates interest expense.

Certain of the Company's loan agreements contain covenants that require, among other items, the maintenance of certain financial ratios and net worth, and limit the Company's ability to enter into secured borrowing arrangements. Under its most restrictive loan covenant, which requires the Company to maintain a net worth of not less than the sum of $295 million and 50% of cumulative consolidated net income for complete fiscal years subsequent to June 30, 1996, the Company had $26.5 million available at June 30, 1998 for the payment of dividends.


(9)   COMMON STOCK
The Company's Board of Directors authorized the purchase of up to 1,500,000 and 2,000,000 shares of the Company's common stock in open market and private purchases during fiscal years 1997 and 1996, respectively. At June 30, 1998, 2,880,200 shares of the Company's common stock had been purchased and retired since commencement of this purchase plan.

The Class A Common Stock and Class B Common Stock have equal dividend and liquidation rights. Each share of the Company's Class A Common Stock is entitled to one vote on all matters submitted to stockholders and each share of Class B Common Stock is entitled to ten votes on all such matters. Shares of Class B Common Stock are convertible into shares of Class A Common Stock, on a one-to-one basis, at the option of the holder. The Company has reserved a total of 6,021,608 shares of Class A Common Stock for issuance under its stock-based compensation plans and 10,296,827 shares for conversion of Class B Stock to Class A Common Stock.

(10)  EARNINGS PER SHARE

During fiscal 1998, the Company adopted SFAS No. 128, Earnings Per Share. The following table sets forth a reconciliation of basic to diluted EPS:


                                                              Fiscal Year Ended June 30,
----------------------------------------------------------------------------------------------------------------------------------

                                       1998                               1997                               1996
----------------------------------------------------------------------------------------------------------------------------------
                                                  (in thousands, except per share information)
                           Income                             Income                               Loss
                            from                     Per       from                   Per          from                  Per
                         continuing                 Share   continuing               Share      continuing              Share
                         operations   Shares       Amount   operations   Shares     Amount       operations   Shares    Amount
Basic EPS                 $53,369     27,109       $ 1.97     $48,460    27,181     $1.78        $(53,765)  29,428     $ (1.83)
Effect of dilutive
 securities, principally
 common stock
 options                                 314                                166                                  -
Diluted EPS               $53,369     27,423       $ 1.95     $48,460    27,347     $1.77        $(53,765)  29,428     $ (1.83)


(11)  STOCK-BASED COMPENSATION

The Company has several stock option plans under which key employees and outside directors have been granted incentive (ISOs) and nonqualified (NSOs) options to purchase the Company's Class A Common Stock. Generally, options become exercisable over a five-year period at the rate of 20% per year and expire ten years after the date of grant. ISOs and NSOs granted under the plans have exercise prices of not less than 100% and 50% of the fair market value of the common stock on the date of grant, respectively. At June 30, 1998, 4,659,514 shares of Class A Common Stock were authorized for future grants of options under the Company's stock option plans.
The following is a summary of stock option activity and related information:


                                                                       Fiscal Year Ended June 30,
                                              -----------------------------------------------------------------
                                                        1998               1997                  1996
                                              ---------------------------- -------------------- ---------------
                                                            Weighted            Weighted              Weighted
                                                             average             average               average
(Options in thousands)                                      exercise            exercise              exercise
                                              Options         price  Options      price    Options      price
Outstanding at beginning of year                1,348       $ 20.01   1,137      $ 21.04   1,019      $ 20.06
    Granted                                       284         25.12     378        16.38     314        23.36
    Canceled                                     (117)        20.72     (55)       21.79    (121)       22.16
    Exercised (a)                                (153)        19.43    (112)       17.28     (75)       15.61
                                              --------     --------- -------    --------- -------    ----------

Outstanding at end of year                      1,362       $ 21.08   1,348      $ 20.01   1,137      $ 21.04
                                              ========     ========= =======    ========= =======    ==========

Exercisable at end of year                        619       $ 20.19     552      $ 20.39     460      $ 19.34
                                              ========     ========= =======    ========= =======    ==========

(a) Includes 13,100 options in 1998 exercised in exchange for 10,633 shares of outstanding Class A common shares which were contributed to Treasury and subsequently retired.

The following table summarizes information about options outstanding at June 30, 1998:

                                              Options Outstanding                    Options Exercisable
                                   ------------------------------------------   ----------------------------
                                                      Weighted
                                                       average      Weighted                       Weighted
(Options in thousands)                                remaining      average                       average
                                     Number          contractual    exercise       Number          exercise
Range of Exercise Prices           outstanding      life (years)      price      exercisable         price
-------------------------          -----------     ------------- ------------   -------------     ----------
$10.69 - $11.38                           13             2.4      $  10.84            13           $ 10.84
$14.25 - $16.38                          339             7.6         16.23           110             15.93
$16.60 - $18.00                          172             4.3         17.22           153             17.19
$22.13 - $25.38                          838             7.0         23.99           343             23.25
                                      -------          -------   ----------         -----          --------
$10.69 - $25.38                        1,362             5.3         21.08           619             20.19
                                      =======          =======   ==========         =====          ========


The Company has a Management Stock Purchase Plan which allows for the granting of Restricted Stock Units (RSUs) to key employees to purchase up to 1,000,000 shares of Class A Common Stock at 67% of the fair market value on the date of grant. RSUs vest annually over a three-year period from the date of grant. The difference between the RSU price and fair market value at the date of award is amortized to compensation expense ratably over the vesting period. At June 30, 1998, 100,899 RSUs were outstanding. Dividends declared for RSUs which remain unpaid at June 30, 1998 total $38,000.

Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS No. 123 for awards granted after June 30, 1995 as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS 123. The weighted average grant date fair value of options granted during fiscal years 1998, 1997 and 1996 was $5.52, $3.72 and $5.69, respectively. The fair value of the Company's stock-based awards to employees was estimated using a Black-Scholes option pricing model and the following assumptions:

                                     1998              1997             1996
                                   --------         ---------         --------

Expected life (years)                 5.0               5.0              5.0
Expected stock price volatility      15.0%             15.0%            15.0%
Expected dividend yield               1.3%              1.8%             1.1%
Risk-free interest rate               5.54%             6.56%            6.17%


The Company's pro forma information follows:

                                             Fiscal Year Ended June 30,
                                    ---------------------------------------
                                          1998        1997           1996
                                    -----------   ---------     -----------
                                 (in thousands, except per share information)
Net income (loss) - as reported      $ 53,369     $ 51,747      $ (50,285)
Net income (loss) - pro forma          52,443       51,132        (50,613)
Basic EPS - as reported                  1.97         1.90          (1.71)
Basic EPS - pro forma                    1.93         1.88          (1.72)
Diluted EPS - as reported                1.95         1.89          (1.71)
Diluted EPS - pro forma                  1.91         1.87          (1.72)

Because SFAS 123 is applicable only to awards granted subsequent to June 30, 1995, its pro forma effect will not be fully reflected until fiscal year 2000.


(12)     EMPLOYEE BENEFIT PLANS

The Company sponsors defined benefit pension plans covering substantially all of its domestic non-union employees. Benefits are based primarily on years of service and employees' compensation. The funding policy of the Company for these plans is to contribute annually the maximum amount that can be deducted for federal income tax purposes. The components of net pension expense follow:

                                                                     Fiscal Year Ended June 30,
                                                          ---------------------------------------
                                                            1998           1997            1996
                                                          ---------    -----------     ----------
                                                                       (in thousands)
Defined benefit plans:
         Service cost - benefits earned                    $1,671       $  1,516        $  1,620
         Interest cost on projected benefit obligation      2,563          2,189           2,200
         Actual return on plan assets                      (7,027)        (1,976)         (3,689)
         Net amortization and deferral                      4,659           (346)          1,447
                                                          ---------    -----------     ----------
                   Total pension expense                   $1,866       $  1,383        $  1,578
                                                          =========    ===========     ==========


The funded status of the Company's principal defined benefit plans and the amounts recognized in the consolidated balance sheets at June 30, follows:


                                                                       1998          1997           1996
                                                                    ---------    -----------    -----------
                                                                                (in thousands)
Vested benefit                                                      $(29,669)     $(22,804)      $(22,429)
Nonvested benefit                                                     (2,485)       (1,299)        (1,774)
                                                                    ---------    -----------    -----------
   Accumulated benefit obligation                                    (32,154)      (24,103)       (24,203)
Benefit obligation related to future compensation levels              (6,652)       (5,002)        (5,699)
                                                                    ---------    -----------    -----------
   Projected benefit obligation                                      (38,806)      (29,105)       (29,902)
Fair value of plan assets, invested primarily in equities and
debt securities                                                       35,905        28,014         29,348
                                                                    ---------    -----------    -----------
   Projected benefit obligation in excess of plan assets              (2,901)       (1,091)          (554)
Unrecognized transition obligation                                    (1,907)       (2,225)        (2,543)
Unrecognized prior service cost                                        1,764         1,055            546
Unrecognized net (gain) loss                                             420          (676)             9
Minimum liability adjustment                                            (903)         (217)          (420)
                                                                    ---------    -----------    -----------
  Net accrued pension cost included in consolidated balance sheets  $ (3,527)     $ (3,154)      $ (2,962)
                                                                    =========    ===========    ===========


The primary assumptions used in determining related obligations of the plans were: discount rate 7% in fiscal year 1998 and 8% in fiscal years 1997 and 1996; increases in compensation levels 5% in fiscal years 1998, 1997 and 1996; and long-term rates of return on assets 9% in fiscal year 1998 and 8% in fiscal years 1997 and 1996.

The Company sponsors a 401(k) Savings Plan for substantially all domestic non-union employees. Under the Plan, the Company matches a specified percentage of employee contributions, subject to certain limitations. Company expense incurred in connection with this plan was $400,000, $330,000 and $350,000 in fiscal years 1998, 1997 and 1996, respectively.

(13)  CONTINGENCIES AND ENVIRONMENTAL REMEDIATION

CONTINGENCIES
In April 1998, the Company became aware of a complaint that was filed under seal in the State of California alleging violations of the California False Claims Act. The complaint alleges that a former subsidiary of the company sold products utilized in municipal water systems which failed to meet contractually specified standards and falsely certified that such standards had been met. The complaint further alleges that the municipal entities have suffered tens of millions of dollars in damages as a result of defective products and seeks treble damages, reimbursement of legal costs and penalties. The Company intends to vigorously contest this matter but cannot presently determine whether any loss will result from it. Other lawsuits and proceedings or claims, arising from the ordinary course of operations, are also pending or threatened against the Company and its subsidiaries. The Company has established reserves which it presently believes are adequate in light of probable and estimable exposure to pending and threatened litigation of which it has knowledge.

ENVIRONMENTAL REMEDIATION
The Company has been named a potentially responsible party with respect to identified contaminated sites. The level of contamination varies significantly from site to site as do the related levels of remediation efforts. Environmental liabilities are recorded based on the most probable cost, if known, or on the estimated minimum cost of remediation. The Company's accrued estimated environmental liabilities are based on assumptions which are subject to a number of factors and uncertainties. Circumstances which can affect the reliability and precision of these estimates include identification of additional sites, environmental regulations, level of cleanup required, technologies available, number and financial condition of other contributors to remediation and the time period over which remediation may occur. The Company recognizes changes in estimates as new remediation requirements are defined or as new information becomes available. The Company estimates that its accrued environmental remediation liabilities will likely be paid over the next five to ten years.

(14) FINANCIAL INSTRUMENTS

FAIR VALUE
The carrying amounts of cash and cash equivalents, short-term investments, trade receivables and trade payables approximate fair value because of the short maturity of these financial instruments. The fair value of the Company's 8-3/8% notes, due December 2003, is based on quoted market prices. The fair value of the Company's variable rate debt approximates its carrying value. The carrying amount and the estimated fair market value of the Company's long-term debt, including the current portion, are as follows:

                                                    June 30,
                                       -------------------------------
                                              1998             1997
                                       --------------   --------------
                                                 (in thousands)
         Carrying amount                $    117,076     $    128,359
         Estimated fair value                124,366          133,774

USE OF DERIVATIVES
The Company uses foreign currency forward exchange contracts to reduce the impact of currency fluctuations on certain anticipated intercompany purchase transactions that are expected to occur within the fiscal year and certain other foreign currency transactions. Related gains and losses are recognized when the contracts expire, which is generally in the same period as the underlying foreign currency denominated transaction. These contracts do not subject the Company to significant market risk from exchange movement because they offset gains and losses on the related foreign currency denominated transactions. At June 30, 1998 and 1997, there were no significant amounts of open foreign currency forward exchange contracts or related unrealized gains or losses.


(15)     FINANCIAL INFORMATION BY GEOGRAPHIC AREA

Financial  information  by geographic  area is  summarized as follows.  Transfer
prices  to  foreign   subsidiaries   are  intended  to  produce  profit  margins
commensurate with sales and marketing efforts:

                                   ----------------------------------------------------------------------------------------
                                       Domestic      Canada          Europe         Asia       Eliminations   Consolidated
                                   ----------------------------------------------------------------------------------------
                                                                         (in thousands)
                                                                 Fiscal Year Ended June 30, 1998
                                   ----------------------------------------------------------------------------------------
Net sales                           $552,379       $  29,352      $ 131,936       $ 16,299     $       -        $ 729,966
Transfer between areas                14,827           5,343            535          5,325       (26,030)               -
                                   ----------     -----------    -----------     ----------   ------------     -----------
                                    $567,206       $  34,695      $ 132,471       $ 21,624     $ (26,030)       $ 729,966
                                   ==========     ===========    ===========     ==========   ============     ===========
Operating income of
    geographic areas                $ 83,941       $     427      $  18,912       $  1,811     $    (188)       $ 104,903
                                   ==========     ===========    ===========     ==========   ============
General corporate expenses                                                                                         14,327
                                                                                                               -----------
Operating income                                                                                                $  90,576
                                                                                                               ===========
Assets                              $474,701       $  36,833      $ 122,940       $ 32,935     $  (1,589)       $ 665,820
                                   ==========     ===========    ===========     ==========   ============     ===========


                                                                 Fiscal Year Ended June 30, 1997
                                   ----------------------------------------------------------------------------------------
Net sales                             $ 535,954    $  27,681      $ 139,636       $ 17,069        $  -          $ 720,340
Transfer between areas                   12,209        5,549            421          4,004         (22,183)             -
                                     ----------     -----------    -----------     ----------   ------------    -----------
                                      $ 548,163    $  33,230      $ 140,057       $ 21,073        $(22,183)     $ 720,340
                                     ==========     ===========    ===========     ==========   ============    ===========

Operating income of geographic areas  $  81,283    $   1,401      $  16,074       $    653        $   (574)     $  98,837
                                     ==========     ===========    ===========     ==========   ============
General corporate expenses                                                                                         12,429
                                                                                                                ----------
Operating income                                                                                                $  86,408
                                                                                                                ===========
Assets                                $ 449,484    $  24,560      $ 118,171       $ 31,499        $ (1,631)     $ 622,083
                                     ==========     ===========    ===========     ==========   ============    ===========

                                                                 Fiscal Year Ended June 30, 1996
                                   ----------------------------------------------------------------------------------------
Net sales                             $ 476,279    $  28,086      $ 118,673       $ 17,838        $      -      $ 640,876
Transfer between areas                   10,220        5,180          3,549              -         (18,949)             -
                                     ----------    -----------    -----------     ----------   ------------     -----------
                                      $ 486,499    $  33,266      $ 122,222       $ 17,838        $(18,949)     $ 640,876
                                     ==========    ===========    ===========     ==========   ============     ===========
Operating income (loss) of
      geographic areas                $  43,576    $  (7,709)     $ (59,242)      $    907        $ (2,558)     $ (25,026)
                                     ==========    ===========    ===========     ==========   ============
General corporate expenses                                                                                         14,207
                                                                                                                -----------
Operating loss                                                                                                  $ (39,233)
                                                                                                                ===========
Assets of continuing operations       $ 400,469    $  25,357      $ 123,270       $ 30,118        $ (1,321)     $ 577,893
Net assets of discontinued operations    65,202            -         13,199              -               -         78,401
                                     ----------    -----------    -----------     ----------   ------------     -----------
                                      $ 465,671    $  25,357      $ 136,469       $ 30,118        $ (1,321)     $ 656,294
                                     ==========    ===========    ===========     ==========   ============     ===========



Included in domestic sales are export sales of $57.8 million in fiscal year 1998, $54.1 million in fiscal year 1997 and $43.5 million in fiscal year 1996.

(16) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                                             First        Second       Third      Fourth
                                           Quarter(a)     Quarter     Quarter     Quarter
                                            (in thousands, except per share information)
 Fiscal year ended June 30, 1998:
     Net sales                              $179,460     $179,198    $183,615     $187,693
     Gross profit                             63,907       63,708      64,234       62,487
     Net income                               13,620       13,609      14,041       12,099
     Basic earnings per share                   .50          .50         .52          .45
     Diluted earnings per share                 .50          .50         .51          .44
     Dividends per common share                .0775        .0775       .0875        .0875

 Fiscal year ended June 30, 1997:
     Net sales                              $176,008     $174,220    $184,191     $185,921
     Gross profit                             60,356       60,152      63,730       61,154
     Income from continuing operations        12,346       11,750      12,889       11,475
     Net income                               15,633       11,750      12,889       11,475
     Basic earnings per share:
          Continuing operations                  .44          .43         .48          .42
          Discontinued operations                .12            -           -            -
          Net income                             .56          .43         .48          .42
     Diluted earnings per share (net income)     .56          .43         .47          .42
     Dividends per share                         .07          .07       .0775        .0775

(a) Includes $3.2 million after-tax gain from sale of discontinued operations in 1997.

(17)     SUBSEQUENT EVENT (UNAUDITED)

In July 1998, the Company acquired Hoke, Inc. (Hoke), a manufacturer and distributor of industrial valves and fittings headquartered in Cresskill, New Jersey. The agreed upon purchase price for the Hoke acquisition amounted to approximately $85,000,000, including assumption of debt. Hoke's annual sales and net income for the year ended December 31, 1997, amounted to approximately $70,000,000 and $1,353,000, respectively.




                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
                     WATTS INDUSTRIES, INC. AND SUBSIDIARIES
                          (DOLLAR AMOUNTS IN THOUSANDS)


----------------------------------------------------------------------------------------------------------------------------
           Column A                 Column B                    Column C                     Column D          Column E
----------------------------------------------------------------------------------------------------------------------------
                                    Additions
----------------------------------------------------------------------------------------------------------------------------
                                   Balance at      Charged to Costs   Charged to Other      Deductions        Balance at
          Description          Beginning of Period   and Expenses    Accounts - Describe   Describe (1)      End of Period
----------------------------------------------------------------------------------------------------------------------------
   Year ended June 30, 1998
   Deducted from asset
     account:
     Allowance for doubtful
       accounts                   $7,945               $2,694            $208  (2)             $1,934            $8,913

   Year ended June 30, 1997
   Deducted from asset
     account:
     Allowance for doubtful
       accounts                   $8,822              $2,489            $30   (2)              $3,396            $7,945

   Year ended June 30, 1996
   Deducted from asset
     account:
     Allowance for doubtful
       accounts                   $5,417              $4,408            $320  (2)              $1,323            $8,822

(1) Uncollectible accounts written off, net of recoveries.
(2) Balance acquired in connection with acquisition of Telford Valves in 1998, Ames in 1997, Trubert and Artec in 1996.

Exhibit Index

         Exhibits 10.1-10.6, 10.8, 10.22, and 10.29 constitute all of the management contracts and compensation plans and arrangements of the Company required to be filed as exhibits to this Annual Report. Upon written request of any stockholder to the Chief Financial Officer at the Company's principal executive office, the Company will provide any of the Exhibits listed below.

Exhibit No.                         Description and Location

3.1   Restated  Certificate of Incorporation,  as amended.  (12)
3.2   Amended and
      Restated By-Laws. (1)
9.1 Horne Family Voting Trust Agreement-1991 dated as of October 31, 1991 (2), Amendments dated November 19, 1996 (18), February 24, 1997 (18), June 5, 1997 (18), August 26, 1997 (18), and October 17, 1997*.
9.2 The George B. Horne Voting Trust Agreement-1997 dated as of August 26, 1997 (18), Amendments dated October 30, 1997*, July 31, 1998*, and August 31, 1998*.
10.1 Employment Agreement effective as of September 1, 1996 between the Registrant and Timothy P. Horne. (14)
10.2 Supplemental Compensation Agreement effective as of September 1, 1996 between the Registrant and Timothy P. Horne. (14)
10.3 Deferred Compensation Agreement between the Registrant and Timothy P. Horne, as amended. (4)
10.4  1996 Stock  Option  Plan,   dated  October  15,  1996.   (15)
10.5  1989 Nonqualified Stock Option Plan. (3)
10.6  Watts  Industries,  Inc.  Retirement  Plan for  Salaried  Employees  dated
      December 30, 1994, as amended and restated effective as of January 1, 1994, (12), Amendment No. 1 (14), Amendment No. 2 (14), Amendment No. 3
      (14), Amendment No. 4 dated September 4, 1996. (18)
10.7  Registration  Rights  Agreement  dated July 25, 1986.  (5)
10.8  Executive
      Incentive Bonus Plan, as amended. (12)
10.9 Indenture dated as of December 1, 1991 between the Registrant and The First National Bank of Boston, as Trustee, including form of 8-3/8% Note Due 2003. (8)
10.10 Loan Agreement and Mortgage among The Industrial Development Authority of the State of New Hampshire, Watts Regulator Co. and Arlington Trust Company dated August 1, 1985. (4)
10.11 Amendment Agreement relating to Watts Regulator Co.(Canaan and Franklin, New Hampshire, facilities) financing dated December 31, 1985. (4)
10.12 Sale Agreement between Village of Walden Industrial Development Agency and Spence Engineering Company, Inc. dated June 1, 1994. (11)
10.13 Letter of Credit, Reimbursement and Guaranty Agreement dated June 1, 1994 by and among the Registrant, Spence Engineering Company, Inc. and First Union National Bank of North Carolina. (11), Amendment No. 1 (14), Amendment No. 2 dated October 1, 1996. (18)
10.14 Trust Indenture from Village of Walden Industrial Development Agency to The First National Bank of Boston, as Trustee, dated June 1, 1994. (11)
10.15 Loan Agreement between Hillsborough County Industrial Development Authority and Leslie Controls, Inc. dated July 1, 1994. (11)
10.16 Letter of Credit, Reimbursement and Guaranty Agreement dated July 1, 1994 by and among the Registrant, Leslie Controls, Inc. and First Union National Bank of North Carolina (11), Amendment No. 1 (14), Amendment No. 2 dated October 1, 1996. (18)
10.17 Trust Indenture from Hillsborough County Industrial Development Authority to The First National Bank of Boston, as Trustee, dated July 1, 1994. (11)
10.18 Loan Agreement between The Rutherford County Industrial Facilities and Pollution Control Financing Authority and Watts Regulator Company dated September 1, 1994. (12)
10.19 Letter of Credit, Reimbursement and Guaranty Agreement dated September 1, 1994 by and among the Registrant, Watts Regulator Company and The First Union National Bank of North Carolina (12), Amendment No. 1 (14), Amendment No. 2 dated October 1, 1996. (18)
10.20 Trust Indenture from The Rutherford County Industrial Facilities and Pollution Control Financing Authority to The First National Bank of Boston,as Trustee, dated September 1, 1994. (12)
10.21 Amended and Restated Stock  Restriction  Agreement  dated October 30, 1991
      (2), Amendment dated August 26, 1997. (18)
10.22 Watts Industries, Inc. 1991 Non-Employee Directors' Nonqualified Stock Option Plan (7), Amendment No. 1. (14)
10.23 Letters of Credit relating to retrospective paid loss insurance  programs.
      (10)
10.24 Form of Stock Restriction Agreement for management stockholders. (5)
10.25 Revolving Credit Agreement dated December 23, 1987 between Nederlandse Creditbank NV and Watts Regulator (Nederland) B.V. and related Guaranty of Watts Industries, Inc. and Watts Regulator Co. dated December 14, 1987.
      (6)
10.26 Loan Agreement dated September 1987 with, and related Mortgage to, N.V. Sallandsche Bank. (6)
10.27 Agreement of the sale of shares of Intermes, S.p.A., RIAF Holding A.G. and the participations in Multiscope Due S.R.L. dated November 6, 1992. (9)
10.28 Amended and Restated Revolving Credit Agreement dated March 27, 1998 between and among Watts Investment Company, certain financial institutions, BankBoston N.A., as Administrative Agent, and the Registrant, as Guarantor . (17)
10.29 Watts Industries, Inc. Management Stock Purchase Plan dated October 17, 1995 (13), Amendment No. 1 dated August 5, 1997. (18)
10.30 Stock Purchase Agreement dated as of June 19, 1996 by and among Mueller Co., Tyco Valves Limited, Watts Investment Company, Tyco International Ltd. and Watts Industries, Inc. (16)
11    Statement Regarding Computation of Earnings per Common Share. (19)
21    Subsidiaries. *
23.1  Consent of KPMG Peat Marwick LLP. *
23.2  Consent of Ernst & Young LLP, Independent Auditors, predecessor auditors.*
23.3  Consent of Deloitte & Touche, Independent Auditors, predecessor auditors.*
27    Financial Data Schedule-Fiscal 1998. *
27.1  Financial Data Schedule-Fiscal 1997 Restated. *

Incorporated By Reference To:

(1)   Relevant exhibit to Registrant's Form 8-K dated May 15, 1992.
(2)   Relevant exhibit to Registrant's Form 8-K dated November 14, 1991.
(3)   Relevant  exhibit  to  Registrant's  Form 10-K for the year ended June 30,
      1989.
(4)   Relevant  exhibit to  Registrant's  Form S-1 (No.  33-6515) dated June 17,
      1986.
(5) Relevant exhibit to Registrant's Form S-1 (No. 33-6515) as part of the Second Amendment to such Form S-1 dated August 21, 1986.
(6) Relevant exhibit to Registrant's Form S-1 (No. 33-27101) dated February 16, 1989.
(7) Relevant exhibit to Registrant's Amendment No. 1 to Form 10-K for year ended June 30, 1992.
(8)   Relevant exhibit to Registrant's Form 10-K for year ended June 30, 1992.
(9) Relevant exhibit to Registrant's Amendment No. 2 dated February 22, 1993 to Form 8-K dated November 6, 1992.
(10)  Relevant exhibit to Registrant's Form 10-K for year ended June 30, 1993.
(11)  Relevant exhibit to Registrant's Form 10-K for year ended June 30, 1994.
(12)  Relevant exhibit to Registrant's Form 10-K for year ended June 30, 1995.
(13) Relevant exhibit to Registrant's Form S-8 (No. 33-64627) dated November 29, 1995.
(14)  Relevant exhibit to Registrant's Form 10-K for year ended June 30, 1996.
(15) Relevant exhibit to Registrant's Form S-8 (No. 333-32685) dated August 1, 1997.
(16)  Relevant exhibit to Registrant's Form 8-K dated September 4, 1996.
(17)  Relevant  exhibit to  Registrant's  Form 10-Q for quarter  ended March 31,
      1998.
(18)  Relevant exhibit to Registrant's Form 10-K for year ended June 30, 1997.
(19)  Notes to Consolidated Financial Statements, Note 10, of this Report.

*     Filed as an  exhibit  to this  Report  with the  Securities  and  Exchange
      Commission