Form 10-Q
period 1998-09-30
WATTS INDUSTRIES INC
filed 1998-11-12
CIK 795403

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

        For the quarterly period ended September 30, 1998

                             or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class					                         Outstanding at October 31, 1998

Class A Common, $.10 par value					16,568,807


Class B Common, $.10 par value					10,285,247


                  WATTS INDUSTRIES, INC. AND SUBSIDIARIES

                                    INDEX



Part I.  Financial Information							               Page #

Item 1.  Financial Statements

  Condensed Consolidated Balance Sheets at
September 30, 1998 and June 30, 1998	                    3

Condensed Consolidated Statements of Income for
the Three Months Ended September 30, 1998 and
September 30, 1997	                                      4

Condensed Consolidated Statements of Cash Flows
for the Three  Months Ended September 30, 1998 and
September 30, 1997	                                      5

Notes to Condensed Consolidated Financial Statements	  6-9

Item 2.	Management's Discussion and Analysis of Financial
Condition and Results of Operations	                   9-12

Part II.	 Other Information

	Item 1.	Legal Proceedings	                           13-15

	Item 6.	Exhibits and Reports on Form 8-K	               15

	Signatures	                                             16

	Exhibit Index	                                          17

		Exhibit 27 - Financial Data Schedule	                  18




PART I.  FINANCIAL INFORMATION
------------------------------
ITEM 1.  FINANCIAL STATEMENTS
        ----------------------
                     WATTS INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Dollars in thousands)

                                                          (Unaudited)  (Audited)
                                                          Sept. 30,    June 30,
                                                            1998         1998
                                                          ---------    ---------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                             $   11,368   $   10,124
  Short-term investments                                       611          590
  Trade accounts receivable, less allowance
     for doubtful accounts of $9,952 at September 30, 1998
     and $8,913 at June 30, 1998                           150,111      130,890
  Inventories:
     Raw materials                                          78,477       66,931
     Work in process                                        31,192       32,099
     Finished goods                                         96,215       94,957
                                                          ---------    ---------
        Total Inventories                                  205,884      193,987
  Prepaid expenses and other assets                         11,104       10,445
  Deferred income taxes                                     27,800       23,582
  Net assets held for sale                                   2,046        2,046
                                                          ---------    ---------
     Total Current Assets                                  408,924      371,664
                                                          ---------    ---------
PROPERTY, PLANT AND EQUIPMENT:
  Property, plant and equipment, at cost                   329,950      307,931
  Accumulated depreciation                                (153,227)    (146,461)
                                                          ---------    ---------
     Property, plant and equipment, net                    176,723      161,470
                                                          ---------    ---------
OTHER ASSETS:
  Goodwill, net of accumulated amortization of $17,831 at
     September 30, 1998 and $16,689 at June 30, 1998       182,154      119,009
  Other                                                     15,777       13,677
                                                          ---------    ---------
TOTAL ASSETS                                            $  783,578   $  665,820
                                                          =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                      $   52,195   $   56,672
  Accrued expenses and other liabilities                    67,169       52,337
  Accrued compensation and benefits                         16,518       16,250
  Income taxes payable                                      13,899        7,337
  Current portion of long-term debt                          6,008        1,695
                                                          ---------    ---------
     Total Current Liabilities                             155,789      134,291
                                                          ---------    ---------
LONG-TERM DEBT, NET OF CURRENT PORTION                     191,214      115,381
DEFERRED INCOME TAXES                                       20,125       18,856
OTHER NONCURRENT LIABILITIES                                18,864       11,367
MINORITY INTEREST                                           12,051       11,910
STOCKHOLDERS' EQUITY:
  Preferred Stock,$.10 par value; 5,000,000 shares
     authorized; no shares issued or outstanding                -            -
  Class A Common Stock, $.10 par value; 80,000,000 shares
     authorized; 1 vote per share; issued and outstanding:
     16,871,807 shares at September 30, 1998 and 16,859,027
     shares at June 30, 1998                                 1,687        1,686
  Class B Common Stock, $.10 par value; 25,000,000 shares
     authorized; 10 votes per share; issued and outstanding:
     10,285,247 at September 30, 1998 and 10,296,827
     shares at June 30, 1998                                 1,029        1,030
  Additional paid-in capital                                47,706       47,647
  Retained earnings                                        347,565      337,565
  Treasury stock, at cost, 300,000 shares at
    September 30, 1998 and 100,000 shares at June 30, 1998  (6,184)      (2,583)
  Accumulated other comprehensive income                    (6,268)     (11,330)
                                                          ---------    ---------
     Total Stockholders' Equity                            385,535      374,015
                                                          ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $  783,578   $  665,820
                                                          =========    =========
See accompanying notes to condensed consolidated financial statements.


                     WATTS INDUSTRIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (Dollars in thousands, except per share information)
                                 (Unaudited)
                                                          Three Months Ended
                                                          --------------------
                                                          Sept.30,     Sept.30,
                                                            1998         1997
                                                          ---------    ---------
Net sales                                               $  193,925   $  179,460
Cost of goods sold                                         127,098      115,553
                                                          ---------    ---------
  GROSS PROFIT                                              66,827       63,907
Selling, general & administrative expenses                  43,939       40,032
                                                          ---------    ---------
  OPERATING INCOME                                          22,888       23,875
                                                          ---------    ---------
Other (income) expense:
  Interest income                                             (272)        (273)
  Interest expense                                           3,545        2,542
  Other, net                                                   160          698
                                                          ---------    ---------
                                                             3,433        2,967
                                                          ---------    ---------
  INCOME BEFORE INCOME TAXES                                19,455       20,908
Provision for income taxes                                   7,067        7,288
                                                          ---------    ---------
  NET INCOME                                            $   12,388   $   13,620
                                                          =========    =========
Earnings per common share :
  Basic                                                 $      0.46  $      0.50
                                                          =========    =========
  Diluted                                               $      0.46  $      0.50
                                                          =========    =========
Dividends per common share                              $    0.0875  $    0.0775
                                                          =========    =========
See accompanying notes to condensed consolidated financial statements.


                     WATTS INDUSTRIES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)
                               (Unaudited)
                                                          Three Months Ended
                                                          --------------------
                                                          Sept.30,     Sept.30,
                                                            1998         1997
                                                          ---------    ---------
OPERATING ACTIVITIES
  Net income                                            $   12,388   $   13,620
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Restructuring payments                                     -          (732)
     Depreciation                                            5,647        4,492
     Amortization                                            1,328        1,014
     Deferred income taxes                                     298          179
     Gain on disposal of assets                                 -           (12)
     Equity in undistributed earnings of affiliates            (86)         (59)
     Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
        Accounts receivable                                 (6,996)     (10,602)
        Inventories                                          6,378       (1,785)
        Prepaid  expenses and other assets                     521         (178)
        Accounts payable, accrued expenses and
           other liabilities                                (5,096)       2,151
                                                          ---------    ---------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                 14,382        8,088
                                                          ---------    ---------
INVESTING ACTIVITIES
  Additions to property, plant and equipment                (5,161)      (6,610)
  Proceeds from sale of assets                               1,019           67
  Increase(decrease) in other assets                           562         (617)
  Business acquisitions, net of cash acquired              (64,596)        (686)
  Repayment of debt of acquired business                    (2,672)          -
  Net changes in short-term investments                        (21)    (11,123)
                                                          ---------    ---------
  NET CASH USED IN INVESTING ACTIVITIES                    (70,869)     (18,969)
                                                          ---------    ---------
FINANCING ACTIVITIES
  Proceeds from long-term borrowings                        84,000       16,000
  Payments of long-term debt                               (21,977)     (13,698)
  Proceeds from exercise of stock options                       20          494
  Dividends                                                 (2,363)      (2,096)
  Purchase of treasury stock                                (3,601)          -
                                                          ---------    ---------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                 56,079          700
                                                          ---------    ---------
Effect of exchange rate changes on cash and
  cash equivalents                                           1,652          941
                                                          ---------    ---------
CHANGE IN CASH AND CASH EQUIVALENTS                          1,244       (9,240)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            10,124       13,904
                                                          ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $   11,368   $    4,664
                                                          =========    =========

See accompanying notes to condensed consolidated financial statements.

WATTS INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	In the opinion of management, the accompanying unaudited, condensed, consolidated financial statements contain all necessary adjustments, consisting only of adjustments of a normal recurring nature, to present fairly Watts Industries, Inc.'s Condensed Consolidated Balance Sheet as of September 30, 1998, its Condensed Consolidated Statements of Income for the three months ended September 30, 1998 and 1997, and its Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 1998 and 1997.

	The balance sheet at June 30, 1998 has been derived from the audited financial statements at that date. Certain amounts have been reclassified to conform with the fiscal 1999 presentation. The accounting policies followed by the Company are described in the June 30, 1998 financial statements which are contained in the Company's 1998 Annual Report. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the 1998 Annual Report to Stockholders.

2.	On July 22, 1998, a wholly owned subsidiary of the Company purchased Hoke,
Inc. ("Hoke"), headquartered in Cresskill, New Jersey. Hoke is a manufacturer and distributor of industrial valves and fittings consisting of miniaturized pressure regulators, needle valves, metering valves, ball valves, plug valves and also its well known line of GyrolokO tube fittings for instrumentation applications. Hoke, whose sales for the twelve months ended December 31, 1997 were approximately $70,000,000, sells its products primarily to the chemical and petrochemical, oil and gas, industrial, OEM, and analytical instrumentation markets. Sales are conducted through owned and independent stocking distributors worldwide with nearly one-half of its sales outside of North
America.

	During March 1998, a wholly owned subsidiary of the Company purchased Telford Valve & Specialties, Inc. ("Telford") of Edmonton, Canada. Telford manufactures check valves, pipeline closures, and specialty gate valves that are used in industrial and oil and gas applications. Telford is also a distributor and authorized repair facility for a number of other independent
manufacturers of oilfield products.   Annualized sales at the time of the
acquisition were approximately $15,000,000.

	During March 1998, a wholly owned subsidiary of the Company purchased the solenoid valve business of Atkomatic Valve Company ("Atkomatic"). The
Atkomatic product line consists of heavy duty process solenoid valves for clean air, gases, liquids, steam and corrosive and cryogenic fluids. Sales for the twelve months ended September 30, 1997 were $4,500,000.

	During December 1997, a wholly owned subsidiary of the Company purchased the pneumatic valve and motion switch business of Aerodyne Controls Corporation ("Aerodyne"). The Aerodyne product line consists of high quality valve components for medical, analytical, military and aerospace applications. Sales for the twelve months ended October 1997 were approximately $7,000,000.

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

	The aggregate purchase price for these acquisitions was approximately $109,000,000.

3.	The following tables set forth the reconciliation of the calculation per
SFAS 128:

						                     For the Three Months Ended September 30, 1998
					 	                           Income	        Shares	             Per Share
						                         (Numerator)	   (Denominator)           Amount
Basic EPS
Net Income					                $12,388,000		  27,018,108		           $.46

Effect of Dilutive Securities
- primarily
stock options					                  -		          159,172

Diluted EPS					               $12,388,000		  27,177,280		           $.46

	Options to purchase 838,700 shares of common stock at prices ranging from $22.13 to $25.38 were outstanding during the three-month period ended September 30, 1998 and were not included in the related computations of diluted EPS since the exercise price of the options was greater than the average market price of the common shares during the period.

			                       For the Three  Months Ended September 30, 1997
					 	                          Income	         Shares	              Per Share
						                         (Numerator)	     (Denominator)          Amount
Basic EPS
Net Income					               $13,620,000		     27,024,146		          $.50

Effect of Dilutive Securities
- primarily
stock options						                -	 	            286,243


Diluted EPS					              $13,620,000		     27,310,389		          $.50

Options to purchase 302,500 shares of common stock at prices ranging from $24.75 to $26.13 were outstanding during the three-month period ended September 30, 1997 and were not included in the related computations of diluted EPS since the exercise price of the options was greater than the average market price of the common shares during the period.

4.	During December 1997, the Company sold a small Italian valve manufacturing division which was not part of the Company's core business. The division's sales for the three-month and six-month periods ended September 30, 1997 and December 31, 1997 were $1,312,000 and $3,386,000, respectively.

5.	The Company uses foreign currency forward exchange contracts to reduce the impact of currency fluctuations on certain anticipated purchase transactions that are expected to occur within the fiscal year and other known currency exposures. The notional amount of such contracts and the related realized and unrealized gains and losses as of September 30, 1998 are not material.

6.	Effective July 1, 1998, the Company was required to adopt Statement of
Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting and presentation of comprehensive income and its components in financial statements. Accumulated other comprehensive income in the consolidated balance sheets as of September 30, 1998 and June 30, 1998 consists of cumulative translation adjustments. The Company's total comprehensive income was as follows:

							                            Three Months Ended September 30
                                           1998		     1997

	Net Income	                              $12,388	   $13,620
	Foreign Currency Translation Adjustments	  5,062	        52

	Total Comprehensive Income	              $17,450	   $13,672

7.	Contingencies and Environmental Remediation

Contingencies

	In April 1998, the Company became aware of a complaint that was filed under seal in the State of California alleging violations of the California False Claims Act. The complaint alleges that a former subsidiary of the Company sold products utilized in municipal water systems which failed to meet contractually specified standards and falsely certified that such standards had been met. The complaint further alleges that the municipal entities have suffered tens of millions of dollars in damages as a result of defective products and seeks treble damages, reimbursement of legal costs and penalties. The complaint was amended on November 3, 1998 to include two additional municipal water utilities and 31 cities in the State of California. The amended complaint alleges that the additional municipal entities have also suffered damages and also seeks treble damages, legal costs, attorneys' fees and penalties. The Company intends to vigorously contest this matter but cannot presently determine whether any loss will result from it.

Other lawsuits and proceedings or claims, arising from the ordinary course of operations, are also pending or threatened against the Company and its subsidiaries. With respect to these other litigation matters, the Company has established reserves which it presently believes are adequate in light of probable and estimable exposure to pending and threatened litigation of which it has knowledge. Also see Part II, Item 1.

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
	         Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Three Months Ended September 30, 1998 Compared to
Three Months Ended September 30, 1997

	Net sales increased $14,465,000 (8.1%) to $193,925,000. An analysis of this change in net sales is as follows:

Acquisitions	                 $19,638,000	  10.9%
Base Sales	                    (4,381,000)	 (2.4%)
Product Line Divestitures	     (1,312,000)	 (0.7%)
Foreign Exchange Rate Effect	     520,000	   0.3%
Total Increase	               $14,465,000	   8.1%

	The increase in net sales from acquisitions is primarily associated with the acquisitions of Hoke acquired in July 1998, Telford acquired in March 1998,
and Aerodyne acquired in December 1997.   The decrease in base sales is
primarily attributable to decreased unit shipments of domestic oil and gas valves. This decrease is the result of low energy prices and weakness in orders in the domestic distribution network. This decrease was partially offset by increased unit shipments of international oil and gas valves which are not as immediately impacted by the decrease in energy prices as well as increased unit shipments of North American plumbing and heating valves. Shipments of European plumbing and heating valves were consistent with last year.

During December 1997, the Company sold a small Italian valve manufacturing division which was not part of the Company's core business. The division's sales for the three-month period ended September 30, 1997 were $1,312,000.


Gross profit increased $2,920,000 (4.6%) but decreased as a percentage of net sales from 35.6% to 34.5%. The gross margin percentage declined due to a decrease in gross margins for North American plumbing and heating valves and domestic oil and gas valves. The gross margin on North American plumbing and heating valves declined due to an inventory reduction program which reduced the absorption of fixed expenses in the quarter. The gross margin on domestic oil and gas valves decreased due to increased pricing pressures. The reduced cost of oil has diminished the demand for valves. Competing valve manufacturers have reduced selling prices to capture the remaining business. These decreases were partially offset by improved gross margins of the Company's Jameco product line associated with improved manufacturing efficiencies.

	Selling, general and administrative expenses increased $3,907,000 (9.8%) to $43,939,000. This increase is attributable to the inclusion of the expenses of acquired companies. These expenses were partially offset by spending reductions at several of the Company's subsidiaries.

	Interest expense increased $1,003,000 (39.5%) to $3,545,000. This increase is attributable to increased borrowings associated with the Company's acquisition program.

	Net income decreased $1,232,000 (9.0%) to $12,388,000.

The changes in foreign exchange rates had an immaterial effect on net income for the quarter.

Liquidity and Capital Resources

	During the three-month period ended September 30, 1998, the Company generated $14,382,000 in cash flow from operations, which was principally used to fund capital expenditures of $5,161,000 and pay down debt. These capital expenditures were primarily for manufacturing machinery and equipment as part of the Company's commitment to continuously improve its manufacturing capabilities. The Company's capital expenditure budget for fiscal 1999 is $29,000,000.

	During the three months ended September 30, 1998, the Company purchased 200,000 shares of its Class A Common Stock in open market purchases, as part of its previously announced stock buy-back program. Total funds used to purchase these shares were $3,601,000.

	On July 22, 1998, a wholly owned subsidiary of the Company purchased Hoke, headquartered in Cresskill, New Jersey. Hoke is a manufacturer and distributor of industrial valves and fittings consisting of miniaturized pressure regulators, needle valves, metering valves, ball valves, plug valves and also its well known line of GyrolokO tube fittings for instrumentation applications. Hoke, whose sales for the twelve months ended December 31, 1997 were approximately $70,000,000, sells its products primarily to the chemical and petrochemical, oil and gas, industrial, OEM, and analytical instrumentation markets. Sales are conducted through owned and independent stocking distributors worldwide with nearly one-half of its sales outside of North
America. The purchase price including the assumption of debt was approximately $85,000,000 subject to certain post-closing adjustments and was funded using the Company's line of credit facility.

	The Company has available an unsecured $125,000,000 line of credit which expires on March 27, 2003. The Company's intent is to utilize this credit facility to support the Company's acquisition program, working capital requirements of acquired companies and for general corporate purposes. As of June 30, 1998, $19,000,000 was borrowed under this line of credit. As of September 30, 1998, $83,000,000 was borrowed under this line of credit. The change in the outstanding borrowing is primarily attributable to the Company's acquisition program.

The ratio of current assets to current liabilities was 2.6 to 1 at September 30, 1998 compared to 2.8 to 1 at June 30, 1998. Cash and short-term investments were $11,979,000 at September 30, 1998 compared to $10,714,000 at June 30, 1998. Debt as a percentage of total capital employed was 33.8% at September 30, 1998 compared to 23.8% at June 30, 1998. At September 30, 1998, the Company was in compliance with all covenants related to its existing debt.

	The Company from time to time is involved with product liability, environmental proceedings and other litigation proceedings and incurs costs on an ongoing basis related to these matters. The Company did not incur material expenditures in the first quarter of fiscal 1999 in connection with any of these matters. See Part II, Item 1, Legal Proceedings.

   	The Company anticipates that available funds and those funds provided from current operations will be sufficient to meet current operating requirements and anticipated capital expenditures for at least the next 24 months.

	The Company has developed a comprehensive global plan to assess and address in a timely manner its information systems including customer service, production, distribution and financial systems in conjunction with the year 2000. A significant portion of the Company's year 2000 issues are being addressed as part of its program to upgrade its information systems which the Company had committed to regardless of the year 2000 issue. This program commenced in fiscal 1997 and should be substantially complete by the end of fiscal 1999. The Company has spent approximately $8,300,000 on computer hardware and software for this information systems upgrade program and expects to spend approximately $1,500,000 on additional similar costs to complete the upgrade. If it becomes necessary to dedicate additional financial and other resources to complete the Company's information systems upgrade program by the end of fiscal year 1999, or shortly thereafter, the Company will do so.

The Company is also communicating with its suppliers, distributors and others with whom it conducts business to coordinate year 2000 compliance and to identify alternative sources of supply for its materials. The implementation of these plans is not expected to have a material adverse effect on the results of operations or the financial condition of the Company. The Company presently believes alternative sources of supply will be available in the event of unforeseen year 2000 compliance issues that affect suppliers' abilities to fulfill requirements. If production and other plans need to be modified because of unforeseen year 2000 issues at distributors and others with whom the Company conducts business, the Company will do so when the need for such modification becomes apparent.

If the Company or its suppliers, distributors or others with whom it conducts business are unable to identify and address the system issues related to year 2000 risk on a timely basis, there could be a material adverse effect on its results of operations and financial condition.

On January 1, 1999, 11 of the 15 member countries of the European Union are scheduled to adopt the Euro as their common legal currency and to establish fixed conversion rates between their existing sovereign currencies and the Euro. The Euro will then trade on currency exchanges and be available for non-cash transactions. The introduction of the Euro will affect the Company as the Company has manufacturing and distribution facilities in several of the member countries and trades extensively across Europe. The long-term competitive implications of the conversion are currently being assessed by the Company, however, the Company will experience an immediate reduction in the risks associated with foreign exchange. At this time, the Company is not anticipating that any significant costs will be incurred due to the introduction and conversion to the Euro.

	The Company uses foreign currency forward exchange contracts to reduce the impact of currency fluctuations on certain intercompany purchase transactions that will occur within the fiscal year and other known foreign currency exposures. The notional amount of such contracts and the related realized and unrealized gains and losses as of September 30, 1998 are not material.

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

	Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures about Segments of an Enterprise and Related Information, and SFAS No. 132, Employers Disclosures About Pensions and Other Post-Retirement Benefits, become effective during fiscal year 1999 and will be adopted accordingly. Since these new standards require only additional disclosure, adoption will have no effect on the Company's results of operation or financial condition.

	SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, becomes effective in fiscal year 2000. This new standard will require the Company to recognize all derivative instruments as either assets or liabilities at fair value in its consolidated balance sheet. The Company is currently evaluating the effect of this new standard.


Part II.  Other Information

Item 1.   Legal Proceedings

The Company, like other worldwide manufacturing companies, is subject to a variety of potential liabilities connected with its business operations, including potential liabilities and expenses associated with possible product defects or failures and compliance with environmental laws and other litigation matters.

Product Liability

	Leslie Controls, Inc. and Spence Engineering Company, both subsidiaries of the Company, are involved as third-party defendants in various civil product liability actions pending in the U.S. District Court, Northern District of Ohio. The underlying claims have been filed by present or former employees of various shipping companies for personal injuries allegedly received as a result of exposure to asbestos. The shipping companies contend that they installed in their vessels certain valves manufactured by Leslie Controls and/or Spence Engineering which contained asbestos. Leslie Controls is also a defendant in two similar matters pending in Superior Court of California, San Francisco County. The Company maintains product liability and other insurance coverage which it believes to be generally in accordance with industry practices. Nonetheless, such insurance coverage may not be adequate to protect the Company fully against substantial damage claims which may arise from product defects and failures. Coverage with respect to these matters has been disputed by certain of the carriers and, therefore, recovery is questionable, a factor which the Company has considered in its evaluation of these matters. Based on facts presently known to it, the Company does not believe the outcome of these proceedings will have a material adverse effect on its financial condition or results of operations.

Environmental

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

Based on facts presently known to it, the Company does not believe that the outcome of these environmental proceedings will have a material adverse effect on its financial condition or results of operations. Given the nature and scope of the Company's manufacturing operations, there can be no assurance that the Company will not become subject to other environmental proceedings and liabilities in the future which may be material to the Company. See Note 7 of the Notes to the Condensed Consolidated Financial Statements.

James Jones Litigation

	On June 25, 1997, Nora Armenta, as a relator for the State of California, filed a civil action in the Superior Court of California for the County of Los Angeles against the Company and three other defendants. The complaint, which was filed under seal, was brought pursuant to the qui tam provision of the California False Claims Act, Cal. Govt. Code 12650 et seq ("False Claims
Act"). The Company became aware of the complaint in April 1998, after the seal was lifted. The relator is a former employee of a former subsidiary of the Company.

	The complaint alleged that a former subsidiary of the Company sold products utilized in municipal water systems which failed to meet contractually specified standards and falsely certified that such standards had been met.
The only municipal water system specifically identified in the original complaint was the Los Angeles Department of Water and Power ("LADWP"). The relator alleged that municipal entities have suffered tens of millions of dollars in damages as a result of their purchase of these products. The relator also sought treble damages, legal costs, attorneys' fees, and penalties under the False Claims Act. In May 1998, the Company and the other defendants filed a demurrer to the complaint. On July 21, 1998, the Court sustained the demurrer and gave the relator forty five (45) days to file an amended complaint. This deadline was subsequently extended to November 4, 1998.

	On November 3, 1998, the relator filed an amended complaint under the False Claims Act. In the amended complaint, the relator brings her action on behalf of the LADWP as well as additional municipal entities, consisting of the East Bay Municipal Utility District, the San Gabriel Valley Municipal Water District, and 31 cities in the State of California. The relator alleges that the Company's former subsidiary sold products which did not meet contractually specified standards were used by each of these entities in their water systems. In addition to the damages alleged to have been suffered by the LADWP, the relator claims that the additional municipal entities have also suffered damages as a result of their purchase of these products. The relator also seeks treble damages, legal costs, attorneys' fees, and penalties under the False Claims Act.

	On November 6, 1998, the LADWP filed a motion to intervene in this action and alleged additional causes of action. The Company has opposed the motion, and the Court has indicated that the motion will likely be heard in early December 1998. To date, no other entity has indicated that it intends to intervene in this action. The Company intends to vigorously contest this matter, and discovery is currently under way. Presently, the Company cannot determine whether any loss will result from this action. See Note 7 of the Notes to the Condensed Consolidated Financial Statements.

Other Litigation

	Other lawsuits and proceedings or claims, arising from the ordinary course of operations, are also pending or threatened against the Company and its subsidiaries. Based on the facts currently known to it, the Company does not believe that the ultimate outcome of these other litigation matters will have a material adverse effect on its financial condition or results of operation.
See Note 7 of the Notes to the Condensed Consolidated Financial Statements.

Item 6.   Exhibits and Reports on Form 8-K

(a)  The exhibits are furnished elsewhere in this report.
(b) There were no reports filed on Form 8-K with the Securities and Exchange Commission for the quarter ended September 30, 1998.


                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



							                 WATTS INDUSTRIES, INC.



Date:	November 11, 1998				                By:	/s/ Timothy P. Horne
				                                           Timothy P. Horne
							                                        Chairman and Chief Executive
                                               Officer




Date: November 11, 1998 	                  By:	/s/ Kenneth J. McAvoy
		                                             Kenneth J. McAvoy
	                                              Chief Financial Officer and
                                               Treasurer

                            EXHIBIT INDEX


Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	                    Description

3.1		       Restated Certificate of Incorporation, as amended.  (1)

3.2		       Amended and Restated By-Laws.  (2)

11		        Computation of Earnings per Share (3)

27		        Financial Data Schedule*

(1)	Incorporated by reference to the relevant exhibit to the Registrant's
Annual Report on Form 10-K filed with the Securities and Exchange
Commission on September 28, 1995.

(2)	Incorporated by reference to the relevant exhibit to the Registrant's
Current Report on Form 8-K filed with the Securities and Exchange
Commission on May 15, 1992.

(3)	Incorporated by reference to the Notes to Condensed Consolidated Financial
Statements, Note 3, of this Report.

*Filed herewith.