Form 10-Q
period 1998-12-31
WATTS INDUSTRIES INC
filed 1999-02-16
CIK 795403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

 For the quarterly period ended December 31, 1998

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class					        Outstanding at January 31, 1999

Class A Common, $.10 par value					16,358,807

Class B Common, $.10 par value					10,285,247


WATTS INDUSTRIES, INC. AND SUBSIDIARIES

INDEX


Part I.  Financial Information
                                                                       Page #

 Item 1.  Financial Statements

   Consolidated Balance Sheets at December 31, 1998 and June 30, 1998    	3

   Consolidated Statements of Income for the Three Months Ended
   December 31, 1998 and December 31, 1997	                               4

   Consolidated Statements of Income for the Six Months Ended
   December 31, 1998 and December 31, 1997                               	5

   Consolidated Statements of Cash Flows for the Six  Months Ended
   December 31, 1998 and December 31, 1997                               	6

   Notes to Consolidated Financial Statements	                           7-11

	Item 2.	Management's Discussion and Analysis of Financial
		Condition and Results of Operations	12-16

Part II.	 Other Information

	Item 1.	Legal Proceedings                                             	16-19

	Item 4.	Submission of Matters to a Vote of Security Holders           	19-20

	Item 6.	Exhibits and Reports on Form 8-K                               	20

	Signatures                                                             	21

	Exhibit Index                                                          	22

	  Exhibit 27    - Financial Data Schedule                              	23

	  Exhibit 27.1 - Restated Financial Data Schedule - September 30, 1998 	24

	  Exhibit 27.2 - Restated Financial Data Schedule - June 30, 1998      	25

	  Exhibit 27.3 - Restated financial Data Schedule - December 31, 1997  	26