Form 10-Q
period 1999-03-31
WATTS INDUSTRIES INC
filed 1999-05-14
CIK 795403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

 For the quarterly period ended March 31, 1999

or

[  ]	Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

	 For the transition period from __________ to  ____________

Commission file number 0-14787

WATTS INDUSTRIES, INC.
 (Exact name of registrant as specified in its charter)

	Delaware	04-2916536
	 (State of incorporation)	 (I.R.S. Employer Identification No.)

	815 Chestnut Street, North Andover, MA	01845
	 (Address of principal executive offices)	 (Zip Code)

Registrant's telephone number, including area code:  (978) 688-
1811

	Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class					        Outstanding at
April 30, 1999

Class A Common, $.10 par value					16,158,807

Class B Common, $.10 par value					10,285,247


WATTS INDUSTRIES, INC. AND SUBSIDIARIES

INDEX


Part I.  Financial Information
Page #

Item 1.  Financial Statements

 Consolidated Balance Sheets at
March 31, 1999 and June 30, 1998	3

Consolidated Statements of Income for
the Three Months Ended March 31, 1999 and
March 31, 1998	4

Consolidated Statements of Income for
the Nine Months Ended March 31, 1999 and
March 31, 1998	5

Consolidated Statements of Cash Flows
for the Nine  Months Ended March 31, 1999 and
March 31, 1998	6

		Notes to Consolidated Financial Statements	7-12

	Item 2.	Management's Discussion and Analysis of Financial
		Condition and Results of Operations	12-17

Part II.	 Other Information

	Item 1.	Legal Proceedings	17-19

	Item 5.  Other Information	20

	Item 6.	Exhibits and Reports on Form 8-K	20

	Signatures	21

	Exhibit Index	22

	Exhibit 3.2       - Amended and Restated By-Laws, as amended  23-41
		              May 11, 1999

	Exhibit 27      - Financial Data Schedule - March 31, 1999    42

	Exhibit 27.1   - Restated Financial Data Schedule - March 31, 1998	43