Form 10-K405
period 1999-06-30
WATTS INDUSTRIES INC
filed 1999-09-28
CIK 795403

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE
    ACT OF 1934

                     For the fiscal year ended June 30, 1999

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

            For the transition period from __________ to ____________

                         Commission file number 0-14787

                             WATTS INDUSTRIES, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                04-2916536
                --------                                ----------
         (State of incorporation)           (I.R.S. Employer Identification No.)

 815 Chestnut Street, North Andover, MA                    01845
 --------------------------------------                    -----
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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      Aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant on August 26, 1999 was $365,276,600.

      As of August 26, 1999, 16,472,507 shares of Class A Common Stock, $.10 par value, and 9,985,247 shares of Class B Common Stock, $.10 par value, of the Registrant were outstanding.

Documents Incorporated by Reference

There are no documents incorporated by reference into this Report.

                                     PART I

Item 1. BUSINESS.

General

      Watts Industries, Inc., (the "Company") designs, manufactures and sells an extensive line of valves for the plumbing and heating, water quality, industrial, and oil and gas industries. Watts has focused on the valve industry since its inception in 1874, when it was founded to design and produce steam regulators for New England textile mills. The Company was incorporated in Delaware in 1985. Today, the Company is a leading manufacturer and supplier of plumbing and heating and water quality valve products, which account for approximately 60% of its sales. The Company's growth strategy emphasizes internal development of new valve products and entry into new markets for specialized valves and related products through diversification of its existing business and strategic acquisitions in related business areas, both domestically and abroad.

      On December 15, 1998, the Company announced plans to spin-off its industrial, oil and gas businesses into a separate publicly traded company, CIRCOR International, Inc. Under the terms of the planned spin-off transaction, which is expected to be complete on or about October 18, 1999, the Company will distribute one share of CIRCOR common stock to each record shareholder of the Company for every two shares of Company common stock owned as of the record date by that shareholder (the "Distribution"). After the Distribution, the Company will continue to manufacture and distribute plumbing and heating and water quality products through its three geographic business segments: North America, Europe, and Asia.

      The Board of Directors and management of the Company have determined that separation of the industrial, oil and gas businesses from the plumbing and heating and water quality business by means of the spin-off of CIRCOR is in the best interests of the Company, CIRCOR and the Company's shareholders. In reaching this conclusion, the Company's Board of Directors and management considered, among other things, that:

o the separation will allow CIRCOR to raise equity capital in the financial markets to fund its plan for future growth in order to expand its market positions in the instrumentation and fluid regulation and petrochemical industries;

o the Company's plumbing & heating and water quality business and CIRCOR's instrumentation and fluid regulation and petrochemical businesses are distinct, complex businesses with different challenges, strategies and means of doing business and that the businesses will be better positioned to respond to the opportunities and challenges in their respective industries and thereby achieve their full potential under separate ownership;

o the separation will permit the management of the Company and CIRCOR to focus on the opportunities and challenges specific to their respective businesses;

o the separation will allow CIRCOR to offer employee incentives that are more directly linked to the performance of the instrumentation and fluid regulation and petrochemical businesses so that these incentives are better aligned with the interests of CIRCOR shareholders; and

o the separation will result in two distinct publicly traded equity securities that will enable investors to better understand and evaluate the respective businesses of the Company and CIRCOR.

      On May 11, 1999, the Company's Board of Directors voted to amend the Company's By-Laws to change the Company's fiscal year from June 30 of each year to December 31 of each year. The Company will file a report on Form 10-K covering the transition period of July 1, 1999 to December 31, 1999 ("Fiscal 1999.5").

      The business description which follows describes the general development of the Company's entire business for the fiscal year ended June 30, 1999, including its plumbing and heating and water quality business and its industrial, oil and gas business. The Company and its plumbing and heating and water quality business intended to be conducted after the Distribution is also described, as appropriate.

      The Company's plumbing and heating and water quality product lines include safety pressure relief valves, water pressure regulators, thermostatic mixing valves, ball valves, automatic control valves, water distribution manifolds, zone valves, thermostatic radiator valves, check valves, and valves for water service primarily in residential and commercial environments, and metal and plastic water supply/drainage products including stop valves, tubular brass products, faucets, drains, sink strainers, compression and flare fittings, and plastic tubing and braided metal hose connectors for residential construction and home repair and remodeling, backflow preventers for preventing contamination of potable water caused by reverse flow within water supply lines and fire protection equipment, and drain systems for laboratory drainage and high purity process installations.

      The Company's industrial, oil and gas product lines include steam regulators and control devices for industrial, HVAC and naval/marine applications; pneumatic valve and motion switch products for medical, analytical, military and aerospace applications; ball valves, solenoid valves, cryogenic valves, pneumatic and electric actuators, strainers, relief valves, check valves, and butterfly valves for industrial applications; and needle valves, metering valves, plug valves, tube fittings, floating and trunnion ball valves, pipeline closures, specialty gate valves, oil field check valves, and large ball valves for the oil and gas, and chemical and petrochemical industries.

      Within a majority of the product lines the Company manufactures and markets, the Company believes that it has one of the broadest product lines in terms of the distinct designs, sizes and configurations of its valves. Products representing a majority of the Company's sales have been approved under regulatory standards incorporated into state and municipal plumbing and heating, building and fire protection codes, and similar approvals from oil and gas industry standards agencies and from various agencies in the European market have been obtained. The Company has consistently advocated the development and enforcement of performance and safety standards, and is currently planning new investments and implementing additional procedures as part of its commitment to meet these standards. The Company maintains quality control and testing procedures at each of its manufacturing facilities in order to produce products in compliance with code requirements. Additionally, a majority of the Company's manufacturing subsidiaries have either acquired or are working to acquire ISO 9000, 9001 or 9002 certification from the International Organization for Standardization (ISO).

      On July 22, 1998, a wholly owned subsidiary of the Company acquired Hoke, Inc. ("Hoke") located in Cresskill, New Jersey. Hoke manufactures industrial valves and fittings, consisting of miniaturized pressure regulators, needle valves, metering valves, ball valves, plug valves and its line of Gyrolok(R) tube fittings for instrumentation applications, for the chemical and petrochemical, oil and gas, industrial, OEM, and analytical instrumentation markets. Hoke's sales for the Company's fiscal year ended June 30, 1999 were approximately $60,000,000. On January 14, 1999, the Company acquired SSI Equipment, Inc. ("SSI") located in Burlington, Ontario. SSI manufactures an extensive line of strainers that are used in commercial and industrial applications. Based on SSI's previous sales, SSI should provide approximately $4,000,000 of sales to CIRCOR annually. On April 8, 1999, a wholly owned subsidiary of the Company acquired Go Regulator, Inc. ("Go Regulator") located in San Dimas, California. Go Regulator manufactures a complete line of pressure regulators and reducers for the control of either liquid or pneumatic pressure in process, instrumentation, and analytical applications. Go Regulator had sales of approximately $5,200,000 for its most recent twelve month period. Hoke, SSI, and Go Regulator will be spun-off as part of CIRCOR in the Distribution.

      On March 9, 1999 a wholly owned subsidiary of the Company acquired Cazzaniga S.p.A. ("Cazzaniga") located in Biassono, Italy near Milan. Cazzaniga, whose last twelve (12) months sales were approximately $35 million, is an integrated manufacturer of plumbing and heating products including water distribution manifolds, zone valves, check valves, and their principle line of thermostatic radiator valves. The manufacturing plant features a yellow brass forging foundry, high speed chucking machines with robotics, German automatic screw machines, and extensive automated assembly contained within a 211,000 square foot facility.

      The Company relies primarily on commissioned representative organizations, some of whom maintain a consigned inventory of the Company's products, to market its product lines. These organizations, which accounted for approximately 59% of the Company's net sales in the fiscal year ended June 30, 1999, sell primarily to plumbing and heating wholesalers, DIY Market accounts, and steam, industrial, and oil and gas distributors for resale to end users in the United States and abroad. The Company anticipates that after the Distribution commissioned representative organizations will account for approximately 73% of the Company's net sales. The Company sells metal and plastic water supply/drainage products including valves, tubular brass products, faucets, drains, sink strainers, compression and flare fittings, plastic tubing and braided metal hose connectors for the residential construction and home repair and remodeling industries through do-it-yourself plumbing retailers, national catalog distribution companies, hardware stores, building material outlets and retail home center chains ("DIY Markets") and through the Company's existing plumbing and heating wholesalers. The industrial product line is sold to domestic process industries through distributors and to aerospace and aircraft industries through special distributors and manufacturers' representatives, and the oil and gas product line is sold to domestic oil and gas industries through stocking supply stores and internationally through commissioned agents. The Company also sells products directly to certain large original equipment manufacturers (OEM's) and private label accounts. The Company also maintains direct and indirect sales channels for water valves, steam valves, relief valves, shut-off valves, check valves, butterfly valves, ball valves and flow meters to the power generation, maritime, heating, ventilation and air-conditioning, irrigation, fire protection, and refrigeration industries and utilities. The Company believes that sales to the residential construction and to the oil and gas markets may be subject to cyclical variations to a greater extent than its other targeted markets. During all of fiscal 1999, sales to the oil and gas markets declined as depressed oil and gas prices led producers to spend less on maintenance, repair, exploration, and drilling projects. However, because the Company sells into different geographic areas, and to large and diverse customers, the potential adverse effects from cyclical variations tend to be mitigated. No assurance can be given that the Company will be protected from a broad downturn in the economy. There was no single customer which accounted for more than 10% of the Company's net sales in the fiscal year ended June 30, 1999.

      The Company has a fully integrated and highly automated manufacturing capability including foundry operations, machining operations, plastic injection molding and assembly. The Company's foundry operations include metal pouring systems and automatic core making, yellow brass forging, mold making and pouring capabilities. The Company's acquisition of Cazzaniga adds yellow brass forging and machining capabilities to the Company's European operations. The Company's machining operations feature computer-controlled machine tools, high-speed chucking machines with robotics and automatic screw machines for machining bronze, brass, iron and steel components. The Company has invested heavily in recent years to expand its manufacturing base and to ensure the availability of the most efficient and productive equipment. The Company is committed to maintaining its manufacturing equipment at a level consistent with current technology in order to maintain high levels of quality and manufacturing efficiencies. As part of this commitment, the Company has spent a total of $89,943,000 on capital expenditures over the last three fiscal years. The Company has budgeted $10,000,000 for Fiscal 1999.5 for plumbing and heating and water quality primarily for manufacturing facilities and equipment. See "Properties" below. The Company is also completing its implementation of an integrated enterprise-wide software system in most of its U.S. and Canadian locations to make operations more efficient and to improve communications with suppliers and customers. Capital expenditures were $31,031,000, $29,170,000, and $29,742,000 for fiscal 1999, 1998, and 1997, respectively. Depreciation and amortization for such periods were $30,218,000, $23,185,000, and $20,828,000, respectively.

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

      The domestic and international markets for valves are intensely competitive and include companies possessing greater financial, marketing and other resources than the Company. Management considers product reputation, price, effectiveness of distribution and breadth of product line to be the primary competitive factors. The Company believes that new product development and product engineering are also important to success in the valve industry and that the Company's position in the industry is attributable in significant part to its ability to develop new and innovative products quickly and to adapt and enhance existing products. During fiscal 1999, the Company continued to develop new and innovative products to enhance market position and is continuing to implement manufacturing and design programs to reduce costs. The Company employs approximately 90 engineers and technicians, which does not include engineers working in the Chinese joint ventures, who engage primarily in these activities. Although the Company owns certain patents and trademarks that it considers to be of importance, it does not believe that its business and competitiveness as a whole is dependent on any one or more patents or trademarks or on patent or trademark protection generally.

      The Company's financial information by geographic business segment is contained in Note 15 of Notes to Consolidated Financial Statements incorporated herein by reference. From time to time, the Company's results of operations may be adversely affected by fluctuations in foreign exchange rates. Backlog was $80,541,000 at August 20, 1999 of which $24,255,000 was from continuing operations and $98,645,528 at August 14, 1998 of which $24,711,112 was from continuing operations. The Company does not believe that its backlog at any point in time is indicative of future operating results. Available funds and funds provided from the Company's operations are sufficient to meet anticipated capital requirements. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations", below as it relates to the impact of foreign exchange rates and capital requirements.

      As of June 30, 1999, the Company's domestic and foreign operations employed approximately 4,600 people, plus 900 employees in the Company's joint ventures located in the People's Republic of China. After CIRCOR is spun-off in the Distribution, the Company will employ approximately 2,600 people, plus 840 employees in the Company's joint venture located in the People's Republic of China. There are approximately 165 employees that are covered by collective bargaining agreements in the United States and Canada, but all of these employees are employed by companies of CIRCOR that will be spun-off. The Company believes that its employee relations are excellent.

Executive Officers

Information with respect to the executive officers of the Company is set forth below:

        Name                             Position                            Age
        ----                             --------                            ---

Timothy P. Horne           Chairman of the Board, Chief Executive Officer     61
                           and Director

David A. Bloss, Sr.        President, Chief Operating Officer and Director    49

Kenneth J. McAvoy          Chief Financial Officer, Treasurer, Secretary      59
                           and Director

Robert T. McLaurin         Corporate Vice President of Asian Operations       68

Michael O. Fifer           Group Vice President                               42

William C. McCartney       Vice President of Finance and Corporate            45
                           Controller

Suzanne M. Zabitchuck      Corporate Counsel and Assistant  Secretary         44

      Timothy P. Horne joined the Company in September 1959 and has been a Director since 1962. Mr. Horne served as the Company's President from 1976 to 1978 and again from 1994 to April 1997. He has served as Chief Executive Officer since 1978 and he became the Company's Chairman of the Board in April 1986.

      David A. Bloss, Sr., was appointed President and Chief Operating Officer in April, 1997. He joined the Company as Executive Vice President in July 1993 and has been a Director since January 1994. Prior to joining the Company, Mr. Bloss was for five years associated with the Norton Company, a manufacturer of abrasives and cutting tools, serving most recently as President of the Superabrasives Division. Mr. Bloss will be the Chairman of the Board, Chief Executive Officer and President of CIRCOR.

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

James Jones Litigation

      On June 25, 1997, Nora Armenta sued James Jones Company and its present and past owners, Mueller Co., Tyco International (U.S.) Inc. and Watts Industries, Inc. in the California Superior Court for Los Angeles County with a complaint that sought tens of millions of dollars in damages. By this complaint and an amended complaint filed on November 4, 1998, ("First Amended Complaint") Armenta, a former employee of James Jones, sued on behalf of 34 municipalities as a qui tam plaintiff under the California False Claims Act. Late in 1998, the Los Angeles Department of Water and Power ("DWP") intervened. Of the remaining 33 named municipalities, four (Burbank, Pomona, Santa Monica and South Gate) chose to intervene shortly before the Court-imposed deadline of July 15, 1999. The case will now go forward with the municipalities that have intervened.

      The First Amended Complaint alleges that the Company's former subsidiary (James Jones Company) sold products which did not meet contractually specified standards used by the named municipalities for their water systems and falsely certified such standards had been met. Armenta claims that these municipalities were damaged by their purchase of these products, and seeks treble damages, legal costs, attorneys' fees and civil penalties under the False Claims Act.

      The DWP's intervention filed on December 9, 1998 adopted the First Amended Complaint and added claims for breach of contract, fraud and deceit, negligent misrepresentation, and unjust enrichment. The DWP seeks past and future reimbursement costs, punitive damages, contract difference in value damages, treble damages, civil penalties under the False Claims Act and costs of the suit.

      One of the lawsuit's allegations is the suggestion that because some of the purchased James Jones products are out of specification and contain more lead than the 85 bronze specified, a risk to public health might exist. This contention is predicated on the average difference of about 2% lead content in 81 bronze (6% to 8% lead) and 85 bronze (4% to 6% lead) alloys and the assumption that this would mean increased consumable lead in public drinking water. The evidence and discovery available to date indicate that this is not the case.

      In addition, bronze that does not contain more than 8% lead is approved for home plumbing fixtures by the City of Los Angeles, and the Federal Environmental Protection Agency defines metal for pipe fittings with no more than 8% lead as "lead free" under Section 1417 of the Federal Safe Drinking Water Act.

      The Company intends to contest this matter vigorously, and discovery is currently under way. Presently, the Company cannot determine whether any loss will result from this litigation. See Note 13 of the Notes to the Consolidated Financial Statements.

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

      The Company is currently a party to or otherwise involved with various administrative or legal proceedings under federal, state or local environmental laws or regulations involving a number of sites, in some cases as a participant in a group of potentially responsible parties ("PRPs"). Three of these sites, the Sharkey and Combe Landfills in New Jersey, and the San Gabriel Valley/El Monte, California water basin site, are listed on the National Priorities List. With respect to the Sharkey Landfill, the Company has been allocated .8144% of the remediation costs, an amount which is not material to the Company. No allocations have been made to date with respect to the Combe Landfill or San Gabriel Valley sites. The EPA has formally notified several entities that they have been identified as being potentially responsible parties with respect to the San Gabriel Valley site. As the Company was not included in this group, its potential involvement in this matter is uncertain at this point given that either the PRPs named to date or the EPA could seek to expand the list of potentially responsible parties. In addition to the foregoing, the Solvent Recovery Service of New England site and the Old Southington landfill site, both in Connecticut, are on the National Priorities List, but, with respect thereto, the Company has resort to indemnification from third parties and based on currently available information, the Company believes it will be entitled to participate in a de minimis capacity.

      With respect to the Combe Landfill, the Company recently paid approximately $414,000 as its share of a $6.3 million settlement in a CERCLA cost recovery action filed by the U.S. Environmental Protection Agency. The New Jersey Department of Environmental Protection has filed a related claim with respect to the same site for approximately $5.5 million in the New Jersey Superior Court for Morris County. The state action has more defendants than the settled federal action, and part of the state claim is for future costs which may be subject to negotiation.

      During the quarter ending March 31, 1998, the Company received an administrative order from the New Hampshire Department of Environmental Services (the "NH DES") with respect to certain regulatory issues concerning its Franklin, New Hampshire operation. The Company has recently entered into an amended administrative order with the NH DES and has withdrawn its appeal of this matter. The state agency has not as of yet issued any fines or penalties in connection with this matter.

      Based on facts presently known to it, the Company does not believe that the outcome of these environmental proceedings will have a material adverse effect on its financial condition or results of operations. Given the nature and scope of the Company's manufacturing operations, there can be no assurance that the Company will not become subject to other environmental proceedings and liabilities in the future which may be material to the Company. See Note 13 of the Notes to the Consolidated Financial Statements.

Other Litigation

      Other lawsuits and proceedings or claims, arising from the ordinary course of operations, are also pending or threatened against the Company and its subsidiaries. Based on the facts currently known to it, the Company does not believe that the ultimate outcome of these other litigation matters will have a material adverse effect on its financial condition or results of operation. See
Note 13 of the Notes to the Consolidated Financial Statements.

Item 2. PROPERTIES.

      The Company maintains 41 facilities worldwide with its corporate headquarters located in North Andover, Massachusetts. The manufacturing operations include four casting foundries, two of which are located in the United States, one in Europe and one at Tianjin Tanggu Watts Valve Company Limited ("Tanggu Watts"), a joint venture located in the People's Republic of China, and it maintains one yellow brass forging foundry located in Italy. Castings and forgings from these foundries and other components are machined and assembled into finished valves at 27 manufacturing facilities located in the United States, Canada, Europe and China. Many of these facilities contain sales offices or warehouses from which the Company ships finished goods to customers and commissioned representative organizations. The vast majority of the Company's operating facilities and the related real estate are owned by the Company. The buildings and land located in (i) Spartanburg, South Carolina and Southington, Connecticut; (ii) Nerviano, Italy and (iii) Tianjin, People's Republic of China and the land located in (iv) Suzhou, People's Republic of China, are leased by Hoke, Pibiviesse S.p.A. ("PBVS"), Tanggu Watts, and Suzhou Watts Valve Co., Ltd. ("Suzhou Watts") respectively, under lease agreements, the terms of which are 10 years and 10 years, 6 years, 30 years, and 30 years, respectively. With the exception of the Tanggu Watts property, the other described leased properties will become part of CIRCOR.

      Upon completion of the spin-off of CIRCOR in the Distribution, the Company will maintain 22 facilities worldwide which will include 16 manufacturing facilities, 5 of which include foundries. With the exception of the Tanggu Watts property, the Company will own all of its major facilities. During fiscal 1999, the Company expanded its manufacturing capabilities with the purchase of a building adjacent to its existing facility in Spindale, North Carolina and the Company sold the former Jameco Industries property located in Wyandanch, New York. Certain of the Company's facilities are subject to mortgages and collateral assignments under loan agreements with long-term lenders. In general, the Company believes that its properties, including machinery, tools and equipment, are in good condition, well maintained and adequate and suitable for their intended uses. The Company believes that the manufacturing facilities are currently operating at a level that management considers normal capacity. This utilization is subject to change as a result of increases or decreases in sales.

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

Annual Meeting of Stockholders and Stockholder Proposals

      On May 11, 1999, the Company's Board of Directors voted to amend the Company's By-Laws to change the Company's fiscal year from June 30 of each year to December 31 of each year. The Company will file a report on Form 10-K covering the transition period of July 1, 1999 to December 31, 1999 ("Fiscal 1999.5"). As a consequence of the Company's decision to change its fiscal year end and on-going activities related to the spin-off of CIRCOR in the Distribution, the Company has elected to postpone and reschedule its 1999 Annual Meeting of Stockholders which would have been held on October 19, 1999. Therefore, the Company intends to hold its next Annual Meeting of Stockholders on or about April 25, 2000.

      In order for any stockholder proposal to be included in the proxy statement for the Company's Annual Meeting of Stockholders, such proposal must be received at the principal executive offices of the Company, 815

Chestnut Street, North Andover, MA 01845, not later than December 15, 1999 and must satisfy certain rules of the Securities and Exchange Commission.

      Nominations and proposals of stockholders may also be submitted to the Company for consideration at the Annual Meeting if certain conditions set forth in the Company's bylaws are satisfied, but will not be included in the proxy materials unless the conditions set forth in the preceding paragraph are satisfied. Such nominations (or other stockholder proposals) must be delivered to or mailed and received by the Company not less than 75 days nor more than 120 days prior to the Annual Meeting which dates will be February 3, 2000, and December 20, 1999, respectively. Shareholder proposals received by the Company outside of the aforementioned dates will be considered untimely received for consideration at such Annual Meeting. To submit a nomination or other proposal, a stockholder should send the nominee's name or proposal and appropriate supporting information required by the Company's bylaws to the Secretary of the Company at the address set forth above.

                                     PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

Market Information

      The following tabulation sets forth the high and low sales prices of the Company's Class A Common Stock on the New York Stock Exchange during fiscal 1999 and fiscal 1998 and cash dividends paid per share:

                 High       Low     Dividend      High       Low       Dividend
                 ----       ---     --------      ----       ---       --------
                       1999                             1998
                       ----                             ----

First Quarter    24 5/16    16 1/2   $.0875        $27 3/4    $22 5/8   $.0775
Second Quarter   20 5/8     16        .0875         28 11/16   24 1/2    .0775
Third Quarter    17         12 1/4    .0875         31 3/8     26 1/16   .0875
Fourth Quarter   19 7/8     13 9/16   .0875         30 15/16   20 7/8    .0875

      There is no established public trading market for the Class B Common Stock of the Company, which is held exclusively by members of the Horne family and management. The principal holders of such stock are subject to restrictions on transfer with respect to their shares. Each share of Class B Common Stock (10 votes per share) of the Company is convertible into one share of Class A Common Stock (1 vote per share). Aggregate common stock dividend payments for fiscal 1999, 1998, and 1997, were $9,358,000, $8,936,000, and $7,992,000, respectively.
While the Company presently intends to continue to pay cash dividends, payment of future dividends necessarily depends upon the Board of Directors' assessment of the Company's earnings, financial condition, capital requirements and other factors. See Note 9 of Notes to Consolidated Financial Statements incorporated herein by reference regarding restrictions on payment of dividends.

      The number of record holders of the Company's Class A Common Stock as of August 26, 1999 was 188. The Company believes that the number of beneficial shareholders of the Company's Class A Common Stock was approximately 3,400 as of August 26, 1999. The number of record holders of the Company's Class B Common Stock as of August 26, 1999 was 9.

Item 6. SELECTED FINANCIAL DATA

      The selected financial data set forth below should be read in conjunction with the Company's consolidated financial statements, related Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

FIVE YEAR FINANCIAL SUMMARY
(Amounts in thousands, except per share information)

                                                               1999       1998       1997       1996(1)      1995
                                                               ----       ----       ----       ----         ----
Selected Data
Net sales from continuing operations                        $ 474,458  $ 442,077  $ 447,235  $ 411,261    $ 362,014
Income (loss) from continuing operations                       29,454     28,123     26,515    (24,824)      25,255
Net income (loss)                                              35,956     53,369     51,747    (50,285)      45,738
Total assets                                                  637,742    552,896    526,366    370,454      376,894
Long-term debt                                                118,916     71,674     94,841    111,715       99,868
Income (loss) per share from continuing operations-diluted       1.10       1.03       0.97      (0.84)        0.85
Net income (loss) per share-diluted                              1.34       1.95       1.89      (1.70)        1.54
Cash dividends declared per common share                        0.350      0.330      0.295      0.265        0.235

(1) Fiscal 1996 net income includes an after-tax charge of $92,986,000 related to: restructuring costs of $25,415,000; an impairment of long-lived assets of $63,065,000; other charges of $13,753,000 principally for product liability costs, additional bad debt reserves and environmental remediation costs; and additional inventory valuation reserves of $9,508,000.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      On December 15, 1998 the Company announced its plan to spin-off its industrial, oil and gas business as a separately traded public company, CIRCOR International, Inc. Under the terms of the spin-off, which is expected to be completed in October 1999, the holders of Watts common stock will receive one share of CIRCOR common stock for every two shares of Watts stock held. The Company's results of operations have been restated to reflect CIRCOR as discontinued operations for all periods presented.

Results of Operations
12 Months Ended June 1999 Compared to
12 Months Ended June 1998

      Net sales from continuing operations for the twelve months ended June 30, 1999 increased by $32,381,000, or 7.3%, to $474,458,000 from $442,077,000 in the fiscal year ended June 30, 1998. The increase in net sales is attributable to the following:

                             (Revenue $'s 1999-1998)

                Internal Growth        $25,455,000                5.7%
                Acquisitions           $10,095,000                2.3%
                Divestitures           ($3,386,000)              (0.8%)
                Foreign Exchange          $217,000                0.1%
                --------------------------------------------------------
                Total Change           $32,381,000                7.3%
                ========================================================

      The increase in net sales from internal growth is primarily attributable to increased unit shipments in the North American segment. The growth in net sales due to acquired companies is primarily attributable to the inclusion of Cazzaniga S.p.A. of Biassono, Italy, which was acquired in March, 1999. Excluding Cazzaniga, shipments in the European segment were consistent with the prior year.

      The Company's gross profit increased $11,788,000, or 7.4%, to $171,713,000. The increased gross profit is primarily attributable to increased sales. Gross margin remained consistent at 36.2% in both fiscal 1999 and 1998.

      Selling general and administrative expenses increased $7,021,000 (6.2%) to $119,875,000. This increase is attributable to the inclusion of the expenses of Cazzaniga, and increased variable selling expenses including commissions and freight and marketing costs.

      Operating income from continuing operations increased $4,767,000, or 10.1%, from $47,071,000 to $51,838,000 primarily due to increased gross profit.

      Other expense from continuing operations increased $1,256,000 to $1,688,000. This increase is attributable to the Company's share of losses related to its equity investment in Jameco International LLC. Increased minority interest expense resulting from the improved performance at the Company's joint venture in China also contributed to the increase in other expense.

      Income from continuing operations increased $1,331,000 (4.7%) to $29,454,000. This increase is primarily attributable to the income generated by acquired companies and increased gross profit from existing companies.

      The Company's consolidated results of operations are impacted by the effect that changes in foreign exchange rates have on its international subsidiaries operating results. Changes in foreign exchange rates had an immaterial impact on net income in fiscal 1999.

      Income from discontinued operations, net of taxes, decreased $18,744,000 to $6,502,000. The Company recognized $6,166,000 in the current year net after-tax costs to execute the spin-off transaction. These costs include taxes, certain relocation costs, and professional fees. Excluding these costs, income from discontinued operations would have declined $9,578,000 and diluted earnings per share would have decreased from 92 cents to 59 cents. Net sales from discontinued operations increased $33,822,000 million (11.7%) to $321,711,000. The increase is primarily due to the inclusion of net sales from acquired companies. Domestic oil and gas valves experienced a decline of 29.8% in net sales. The competitive aspects resulted in abnormally low pricing while the reduced manufacturing levels caused a loss of overhead absorption of fixed expenses. Net sales of international oil and gas valves decreased 20.9%, as new project awards have significantly slowed due to market conditions.

      The Company also recorded a charge to discontinued operations of $5,000,000 ($3,000,000 net of tax), for legal expenses associated with the litigation involving James Jones Company. James Jones Company was a subsidiary of the Company in the municipal water works division until September 1996 when it was sold to Tyco International Ltd. See Part I, Item 1, "Product Liability, Environmental and Other Litigation Matters."

Results of Operations
12 Months Ended June 1998 Compared to
12 Months Ended June 1997

      The Company's net sales from continuing operations for the twelve months ended June 30, 1998 decreased by $5,158,000 or 1.1%, from $447,235,000 to
$442,077,000 compared to fiscal year ended June 30, 1997. The decrease in net sales is attributable to the following:

                              (Revenue $'s 1998-1997)

     Internal Growth                   $10,133,000       2.3%
     Acquisitions                      $15,473,000       3.5%
     Divestiture                      ($20,244,000)     (4.5%)
     Impact of Foreign Exchange       ($10,520,000)     (2.4%)
     ----------------------------------------------------------

          Total change                 ($5,158,000)     (1.1%)
     ==========================================================

The increase in net sales from internal growth is primarily attributable to increased unit shipments in the North American segment. The growth in net sales due to acquired companies is primarily attributable to the inclusion for a full year of the net sales of Ames Company, Inc. ("Ames") of Woodland, CA acquired in January 1997. Fiscal 1997 sales included $13,415,000 for certain product lines of the Jameco business, imported vitreous china and faucets, in which the Company now owns a 49% minority interest, thereby eliminating these sales from the fiscal 1998 results. The Company also divested three international product lines which impacted fiscal 1998 sales by $6,829,000. The Company's net sales during fiscal 1998 were also adversely impacted by changes in foreign exchange rates primarily associated with the Company's European operations.

      Gross profit from continuing operations increased $2,651,000, or 1.7%, to $159,925,000 in fiscal year ended June 30, 1998 and gross margin increased as a percentage of sales from 35.2% to 36.2% compared to fiscal year ended June 30, 1997. This percentage increase is primarily attributable to improved gross margins in the North American segment and the full year inclusion of Ames which operates at a higher gross margin than the Company average. These improvements were partially offset by manufacturing inefficiencies associated with the relocation of the Jameco product line into a Watts Regulator factory in Spindale, North Carolina.

      Selling, general and administrative expenses increased $4,201,000, or 3.9%, to $112,854,000. This increase is primarily attributable to the inclusion of the expenses of acquired companies and increased variable selling expenses. This increase is partially offset by the effect of the change in foreign exchange rates.

      Operating income from continuing operations decreased $1,550,000 or 3.2%, from $48,621,000 to $47,071,000 and decreased as a percentage of sales from 10.9% in fiscal 1997 to 10.7% in fiscal 1998. This decrease is primarily attributable to increased variable selling expenses.

      The Company's effective tax rate for continuing operations decreased from 36.5% in fiscal 1997 to 32.0% in fiscal 1998 primarily due to the implementation of tax planning strategies and utilization of net operating loss carryforwards.

      Income from continuing operations increased by approximately $1,608,000, or 6.1%, to $28,123,000. This increase is primarily attributable to the increased net sales and improved gross margins.

      The Company's consolidated results of operations are impacted by the effect that changes in foreign exchange rates have on its international subsidiaries operating results. Changes in foreign exchange rates had an immaterial impact on net income in fiscal 1998.

      Net sales from discontinued operations increased $14,784,000 (5.4%) to $287,889,000 in the year ended June 30, 1998. This increase is due to the inclusion of net sales from acquisitions and the increased unit shipments of international oil and gas valves as well as increased unit shipments of domestic instrumentation valves. Income from discontinued operations net of taxes increased $3,222,000 or 14.6% from the period ended June 30, 1997. The increase is due to earnings generated by acquisitions and the increased net sales and gross margins on international oil and gas valves.

LIQUIDITY AND CAPITAL RESOURCES

      During the twelve month period ended June 30, 1999 the Company generated $48,286,000 in cash flow from continuing operations, which was principally used to fund capital expenditures of $21,532,000 and finance acquisitions. These capital expenditures were primarily for manufacturing machinery and equipment and information technology as part of the Company's commitment to continuously improve its manufacturing capabilities. The Company's capital expenditure budget for the remaining calendar year 1999 is $10,000,000.

      On March 9, 1999, a wholly owned subsidiary of the Company acquired the stock of Cazzaniga S.p.A. whose last twelve (12) months' sales were approximately $35 million. Cazzaniga, is an integrated manufacturer of plumbing and heating products including water distribution manifolds, zone valves, radiator air purge valves, and their principle line of thermostatic radiator valves. The manufacturing plant features a yellow brass forging foundry, high speed chucking machines with robotics, automatic screw machines, and extensive automated assembly contained within a 211,000 square foot facility.

      During the year ended June 30, 1999, the Company entered into a syndicated credit facility with a group of European banks in the amount of 40 million Euros. This credit facility has several tranches which provide credit to the Company for a period up to five (5) years. The purpose of this credit facility is to fund acquisitions in Europe, support the working capital requirements of acquired companies, and for general corporate purposes. As of June 30, 1999, 19,600,000 Euro's ($20,223,000) were borrowed under this line of credit.

      As of June 30, 1999 Watts has an unsecured $125 million line of credit which will remain in effect until the Company executes the spin-off of CIRCOR. On the effective date of the spin-off, the Company will execute an amended $100 million line of credit facility to support the Company's acquisition program, working capital requirements of acquired companies, and for general corporate purposes. At June 30, 1999 the Company had $104 million outstanding on the line of credit and was in compliance with all banking covenants related to this facility.

      In anticipation of the spin-off of CIRCOR from the Company, CIRCOR is negotiating with financial institutions for both lines of credit and private placement debts totaling approximately $150 million. Proceeds will be used to fund allocated debt from the Company and for future potential strategic activities.

      Working capital at June 30, 1999 was $267,912,000 compared to $237,373,000 at June 30, 1998. The ratio of current assets to current liabilities was 2.7:1 at both June 30, 1999 and June 30, 1998. Cash and short term investments were $12,774,000 at June 30, 1999 and $10,767,000 at June 30, 1998. Debt as a
percentage of total capital employed was 38.9% at June 30, 1999 compared to 24.8% at June 30, 1998. This increase is attributable to the borrowings associated with acquisitions.

      The Company anticipates that available funds and those funds provided from current operations will be sufficient to meet current operating requirements and anticipated capital expenditures for at least the next 24 months.

      The Company from time to time is involved with product liability, environmental proceedings and other litigation proceedings and incurs costs on an ongoing basis related to these matters. The Company has not incurred material expenditures in fiscal 1999 in connection with any of these matters. See Part I,
Item 3, "Legal Proceedings."

YEAR 2000 Compliance

      The Company has developed a comprehensive program to address its potential exposure to the Year 2000 issue. The Company manages the program by having each subsidiary and operating unit identify their own Year 2000 issues and develop appropriate corrective action steps, while instituting a series of management processes that coordinate and manage the program across the Company. The Company's Corporate Vice President of Administration has been assigned responsibility for the overall coordination and monitoring of the program, including establishment of policies, tracking progress, and leveraging solutions across the Company.

      A significant portion of the Company's Year 2000 issues relative to its information technology systems are being addressed as part of the Company-wide initiative to upgrade and replace its information systems which began in fiscal 1997. At June 30, 1999, approximately 90% of the Company's critical information technology systems and approximately 95% of its other information technology systems have been replaced or upgraded and are Year 2000 compliant. The Company expects to complete the replacement or upgrade of the remaining systems in the fall of 1999.

      Inventories, assessments and remediation activities for non-information technology systems, including manufacturing equipment, have been completed at June 30, 1999.

      The Company has identified critical vendors, suppliers of information processing services, customers, financial institutions and other third parties and surveyed their Year 2000 remediation efforts. Additionally, the Company has contacted all vendors and third party suppliers in this regard. A preponderant majority of vendors responded. Vendors not responding and those determined not to be Year 2000 compliant have been replaced. This vendor survey and review process is complete. The cost of the program was immaterial. The Company did not utilize any independent verification processes to confirm that these vendor responses were reliable. However, the Company's Purchasing Department personnel communicate regularly with its critical vendors. This communication includes Year 2000 compliance confirmation.

      The Company has developed contingency plans for those few vendors it considers critical. These are essentially vendors that supply base raw materials and certain component parts. The contingency plans include increasing levels of on-site and consigned inventory. Additionally, raw materials are readily available and most can be supplied by a number of alternate vendors. These contingency plans for vendors are complete.

      In addition, the Company's operations depend on infrastructure in a number of foreign countries in which it operates, and, therefore, a failure of any of those infrastructures could adversely affect its operations. The Company's most significant foreign markets are Canada, China, Germany, Italy, and the United Kingdom. In these countries, the Company is not aware of any significant weaknesses in their infrastructure.

      The Company continues to develop detailed contingency plans to deal with unexpected issues which may occur. These plans include the identification of appropriate resources and response teams. Individual business managers at each of the Company's subsidiaries and operating units are responsible to ensure their business functions continue to operate normally. While the specifics vary by operation, the general contingency planning strategies include: increasing the on-hand supply of raw materials and finished goods; identifying alternate suppliers of raw materials; ensuring key personnel (both business and technical) are physically on-site; backing up critical systems just before year-end; and identifying alternative methods of doing business with customers as necessary.

      Despite the Company's comprehensive program the Company cannot be completely sure that issues will not develop or events occur that could have material adverse effects on the Company's results of operation or financial condition. Nevertheless, the Company does not expect a material failure. The Company's Year 2000 program is designed to minimize the likelihood of any failure occurring. The most reasonably likely worse case scenario is that a short-term disruption will occur with a small number of customers or suppliers requiring an appropriate response.

      Spending for the program is budgeted, expensed as incurred, and not expected to be material.

CONVERSION TO THE EURO

      On January 1, 1999, 11 of the 15 member countries of the European Union adopted the Euro as their common legal currency and established fixed conversion rates between their existing sovereign currencies and the Euro. The Euro trades on currency exchanges and is available for non-cash transactions. The introduction of the Euro will affect the Company as the Company has manufacturing and distribution facilities in several of the member countries and trades extensively across Europe. The long-term competitive implications of the conversion are currently being assessed by the Company, however, the Company will experience an immediate reduction in the risks associated with foreign exchange. At this time, the Company is not anticipating that any significant costs will be incurred due to the introduction and conversion to the Euro.

      The Company uses foreign currency forward exchange contracts to reduce the impact of currency fluctuations on certain intercompany purchase transactions that will occur within the fiscal year and other known foreign currency exposures. The notional amount of such contracts and the related realized and unrealized gains and losses as of June 30, 1999 are not material.

OTHER

      Certain statements contained herein are forward looking. Many factors could cause actual results to differ from these statements, including loss of market share through competition; introduction of competing products by other companies; pressure on prices from competitors, suppliers, and/or customers; regulatory obstacles; lack of acceptance of new products; changes in the plumbing and heating markets; changes in global demand for the Company's products; changes in distribution of the Company's products; interest rates; foreign exchange fluctuations; cyclicality of industries in which the Company markets certain of its products and general and economic factors in markets where the Company's products are sold, manufactured or marketed; and other factors discussed in the Company's reports filed with the Securities and Exchange Commission.

      In 1998, the Financial Accounting Standards Board issued SFAS 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits," and SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The Company has adopted SFAS 132. The Company will adopt SFAS 133 on January 1, 2001. The impact of SFAS 133 on the combined financial statements is still being evaluated, but is not expected to be material.

      Also in 1998, the American Institute of Certified Public Accountants issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and SOP 98-5, "Reporting on the Costs of Start-Up Activities." The Company will adopt SOP 98-1 and SOP 98-5 in fiscal 2000. These statements are not expected to have a material effect on the combined financial statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The Company uses derivative financial instruments primarily to reduce exposure to adverse fluctuations in foreign exchange rates and prices of certain raw materials used in the manufacturing process. The Company does not enter into derivative financial instruments for trading purposes. As a matter of policy all derivative positions are used to reduce risk by hedging underlying economic exposure. The derivatives the Company uses are straightforward instruments with liquid markets.

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

      The Company's foreign subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally material purchases or sales and are denominated in European currencies or the U.S. or Canadian dollar. The Company uses foreign currency forward exchange contracts to manage the risk related to intercompany purchases that occur during the course of a fiscal year and certain open foreign currency denominated commitments to sell products to third parties. At June 30, 1999 the Company had forward contracts to buy foreign currencies with a notional value of $9 million and a fair value of $8.4 million. At June 30, 1998, there were no significant amounts of open foreign currency forward exchange contracts or related unrealized gains or losses.

      The Company has historically had a very low exposure to changes in interest rates. Additionally, the Company historically has strong cash flows, and any amounts of variable rate debt could be paid down through cash generated from operations. At June 30, 1999, the Company was primarily exposed to the Eurodollar interest rate on the outstanding borrowings under its Euro line of credit facility. Information about the Company's long-term debt including principal amounts and related interest rates appears in Note 9 to the consolidated financial statements included herein.

      The Company purchases significant amounts of bronze ingot, brass rod, stainless steel, cast iron, and carbon steel which are utilized in manufacturing its many product lines. The Company's operating results can be adversely affected by changes in commodity prices if it is unable to pass on related price increases to its customers. The Company manages this risk by monitoring related market prices, working with its suppliers to achieve the maximum level of stability in their costs and related pricing, seeking alternative supply sources when necessary and passing increases in commodity costs to its customers, to the maximum extent possible, when they occur. Additionally, on a limited basis, the Company uses commodity futures contracts to manage this risk. At June 30, 1999, the Company had outstanding commodity futures contracts with a notional value of $3.5 million and a fair value of $3.7 million.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The index to financial statements is included in page 17 of this Report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors

      Information required by this Item 10 will be filed in an amendment to this report not later than 120 days after the Company's fiscal year ended June 30, 1999.

Executive Officers

      Certain information with respect to the executive officers of the Company is set forth in Item 1 of this report under the caption "Executive Officers".


Item 11. EXECUTIVE COMPENSATION.

      Information required by this Item 11 will be filed in an amendment to this report not later than 120 days after the Company's fiscal year ended June 30, 1999.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      Information required by this Item 12 will be filed in an amendment to this report not later than 120 days after the Company's fiscal year ended June 30, 1999.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Information required by this Item 13 will be filed in an amendment to this report not later than 120 days after the Company's fiscal year ended June 30, 1999.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) Financial Statements

      The following financial statements are included in a separate section of this Report commencing on the page numbers specified below:

      Report of Independent Auditors ....................................   21

      Consolidated Statements of Operations for each of the Three Years
            in the Period Ended June 30, 1999 ...........................   22

      Consolidated Balance Sheets as of June 30, 1999 and 1998 ..........   23

      Consolidated Statements of Stockholders' Equity for each of the
            Three Years in the Period Ended June 30, 1999 ...............   24

      Consolidated Statements of Cash Flows for each of the Three Years
            in the Period Ended June 30, 1999 ...........................   25

      Notes to Consolidated Financial Statements ........................   26

(a)(2) Schedules

      Schedule II - Valuation and Qualifying Accounts for each of the
            Three Years in the Period Ended June 30, 1999 ...............   41

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

Exhibit No.             Description and Location
-----------             ------------------------

  2.1 Distribution Agreement between Watts Industries, Inc. and CIRCOR International, Inc. (20)
  3.1      Restated Certificate of Incorporation, as amended. (12)
  3.2      Amended and Restated By-Laws, as amended May 11, 1999. (1)
  9.1 Horne Family Voting Trust Agreement-1991 dated as of October 31, 1991 (2), Amendments dated November 19, 1996 (18), February 24, 1997
           (18),  June 5, 1997 (18), August 26, 1997 (18), and October 17,
           1997. (21)
  9.2 The Amended and Restated George B. Horne Voting Trust Agreement-1997 dated as of September 14, 1999 *.
 10.1 Employment Agreement effective as of September 1, 1996 between the Registrant and Timothy P. Horne. (14)
 10.2 Supplemental Compensation Agreement effective as of September 1, 1996 between the Registrant and Timothy P. Horne. (14)
 10.3 Deferred Compensation Agreement between the Registrant and Timothy P. Horne, as amended. (4)
 10.4      1996 Stock Option Plan, dated October 15, 1996. (15)
 10.5      1989 Nonqualified Stock Option Plan. (3)
 10.6 Watts Industries, Inc. Retirement Plan for Salaried Employees dated December 30, 1994, as amended and restated effective as of January 1, 1994, (12), Amendment No. 1 (14), Amendment No. 2 (14), Amendment No. 3 (14), Amendment No. 4 dated September 4, 1996. (18), Amendment No. 5 dated January 1, 1998 *, Amendment No. 6 dated May 3, 1999, and Amendment No. 7 dated June 7, 1999*.
 10.7      Registration Rights Agreement dated July 25, 1986. (5)
 10.8      Executive Incentive Bonus Plan, as amended. (12)

 10.9 Indenture dated as of December 1, 1991 between the Registrant and The First National Bank of Boston, as Trustee, including form of 8-3/8% Note Due 2003. (8)
 10.10 Loan Agreement and Mortgage among The Industrial Development Authority of the State of New Hampshire, Watts Regulator Co. and Arlington Trust Company dated August 1, 1985. (4)
 10.11 Amendment Agreement relating to Watts Regulator Co. (Canaan and Franklin, New Hampshire, facilities) financing dated December 31, 1985. (4)
 10.12 Sale Agreement between Village of Walden Industrial Development Agency and Spence Engineering Company, Inc. dated June 1, 1994. (11)
 10.13 Letter of Credit, Reimbursement and Guaranty Agreement dated June 1, 1994 by and among the Registrant, Spence Engineering Company, Inc. and First Union National Bank of North Carolina. (11), Amendment No. 1 (14), Amendment No. 2 dated October 1, 1996. (18)
 10.14 Trust Indenture from Village of Walden Industrial Development Agency to The First National Bank of Boston, as Trustee, dated June 1, 1994.
           (11)
 10.15 Loan Agreement between Hillsborough County Industrial Development Authority and Leslie Controls, Inc. dated July 1, 1994. (11)
 10.16 Letter of Credit, Reimbursement and Guaranty Agreement dated July 1, 1994 by and among the Registrant, Leslie Controls, Inc. and First Union National Bank of North Carolina (11), Amendment No. 1 (14), Amendment No. 2 dated October 1, 1996. (18)
 10.17 Trust Indenture from Hillsborough County Industrial Development Authority to The First National Bank of Boston, as Trustee, dated July 1, 1994. (11)
 10.18 Loan Agreement between The Rutherford County Industrial Facilities and Pollution Control Financing Authority and Watts Regulator Company dated September 1, 1994. (12)
 10.19 Letter of Credit, Reimbursement and Guaranty Agreement dated September 1, 1994 by and among the Registrant, Watts Regulator Company and The First Union National Bank of North Carolina (12), Amendment No. 1 (14), Amendment No. 2 dated October 1, 1996. (18)
 10.20 Trust Indenture from The Rutherford County Industrial Facilities and Pollution Control Financing Authority to The First National Bank of Boston,as Trustee, dated September 1, 1994. (12)
 10.21 Amended and Restated Stock Restriction Agreement dated October 30, 1991 (2), Amendment dated August 26, 1997. (18)
 10.22 Watts Industries, Inc. 1991 Non-Employee Directors' Nonqualified Stock Option Plan (7), Amendment No. 1. (14)
 10.23 Letters of Credit relating to retrospective paid loss insurance programs. (10)
 10.24     Form of Stock Restriction Agreement for management stockholders. (5)
 10.25 Revolving Credit Agreement dated December 23, 1987 between Nederlandse Creditbank NV and Watts Regulator (Nederland) B.V. and related Guaranty of Watts Industries, Inc. and Watts Regulator Co. dated December 14, 1987. (6)
 10.26 Loan Agreement dated September 1987 with, and related Mortgage to, N.V. Sallandsche Bank. (6)
 10.27 Agreement of the sale of shares of Intermes, S.p.A., RIAF Holding A.G. and the participations in Multiscope Due S.R.L. dated November 6, 1992. (9)
 10.28 Amended and Restated Revolving Credit Agreement dated March 27, 1998 between and among Watts Investment Company, certain financial institutions, BankBoston N.A., as Administrative Agent, and the Registrant, as Guarantor. (17)
 10.29 Watts Industries, Inc. Management Stock Purchase Plan dated October 17, 1995 (13), Amendment No. 1 dated August 5, 1997. (18)
 10.30 Stock Purchase Agreement dated as of June 19, 1996 by and among Mueller Co., Tyco Valves Limited, Watts Investment Company, Tyco International Ltd. and Watts Industries, Inc. (16)
 11        Statement Regarding Computation of Earnings per Common Share. (19)
 21        Subsidiaries. *
 23        Consent of KPMG LLP. *
 27        Financial Data Schedule-Fiscal 1999. *
 27.1      Restated Financial Data Schedule - June 30, 1997. *
 27.2      Restated Financial Data Schedule - September 30, 1997. *

Incorporated By Reference To:

(1)   Relevant exhibit to Registrant's Form 10-Q for quarter ended March 31,
      1999.
(2)   Relevant exhibit to Registrant's Form 8-K dated November 14, 1991.
(3)   Relevant exhibit to Registrant's Form 10-K for the year ended June 30,
      1989.
(4)   Relevant exhibit to Registrant's Form S-1 (No. 33-6515) dated June 17,
      1986.
(5) Relevant exhibit to Registrant's Form S-1 (No. 33-6515) as part of the Second Amendment to such Form S-1 dated August 21, 1986.
(6) Relevant exhibit to Registrant's Form S-1 (No. 33-27101) dated February 16, 1989.
(7) Relevant exhibit to Registrant's Amendment No. 1 to Form 10-K for year ended June 30, 1992.
(8)   Relevant exhibit to Registrant's Form 10-K for year ended June 30, 1992.
(9) Relevant exhibit to Registrant's Amendment No. 2 dated February 22, 1993 to Form 8-K dated November 6, 1992.
(10)  Relevant exhibit to Registrant's Form 10-K for year ended June 30, 1993.
(11)  Relevant exhibit to Registrant's Form 10-K for year ended June 30, 1994.
(12)  Relevant exhibit to Registrant's Form 10-K for year ended June 30, 1995.
(13) Relevant exhibit to Registrant's Form S-8 (No. 33-64627) dated November 29, 1995.
(14)  Relevant exhibit to Registrant's Form 10-K for year ended June 30, 1996.
(15) Relevant exhibit to Registrant's Form S-8 (No. 333-32685) dated August 1, 1997.
(16)  Relevant exhibit to Registrant's Form 8-K dated September 4, 1996.
(17)  Relevant exhibit to Registrant's Form 10-Q for quarter ended March 31,
      1998.
(18)  Relevant exhibit to Registrant's Form 10-K for year ended June 30, 1997.
(19)  Notes to Consolidated Financial Statements, Note 2 of this Report.
(20) Exhibit 2.1 to CIRCOR International, Inc. Amendment No. 1 to its registration statement on Form 10 filed on September 22, 1999. (File No. 000-26961).
(21)  Relevant exhibit to Registrant's Form 10-K for year ended June 30, 1998.

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

                                          WATTS INDUSTRIES, INC.


                                    By:   /s/ Timothy P. Horne
                                          ----------------------------
                                          Timothy P. Horne
                                          Chairman of the Board and
                                          Chief Executive Officer

DATED:  September 27, 1999

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                       Title                           Date
      ---------                       -----                           ----


/s/ Timothy P. Horne       Chairman of the Board and          September 27, 1999
-------------------------  Chief Executive Officer
  Timothy P. Horne         (Principal Executive
                           Officer) and Director


/s/ Kenneth J. McAvoy      Chief Financial Officer            September 27, 1999
-------------------------  and Treasurer (Principal
  Kenneth J. McAvoy        Financial and Accounting Officer),
                           Secretary, and Director


/s/ David A. Bloss, Sr.    President and Chief Operating      September 27, 1999
-------------------------  Officer, and Director
 David A. Bloss, Sr.


/s/ Gordon W. Moran        Director                           September 27, 1999
-------------------------
  Gordon W. Moran


/s/ Daniel J. Murphy, III  Director                           September 27, 1999
-------------------------
Daniel J. Murphy, III


/s/ Roger A. Young         Director                           September 27, 1999
-------------------------
   Roger A. Young

                          Independent Auditors' Report

The Board of Directors and Stockholders
Watts Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Watts Industries, Inc. and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 1999. In connection with our audits of the consolidated financial statements, we also audited the accompanying financial statement schedule of valuation and qualifying accounts. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Watts Industries, Inc. and subsidiaries as of June 30, 1999 and 1998, and the results of their operations and their cash flows for the each of the years in the three-year period ended June 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ KPMG LLP

Boston, Massachusetts
August 13, 1999

Watts Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(Amounts in thousands, except per share information)

                                                                    Fiscal Year Ended June 30
                                                                  1999         1998         1997
                                                               ---------    ---------    ---------
Net sales ..................................................   $ 474,458    $ 442,077    $ 447,235
Cost of goods sold .........................................     302,745      282,152      289,961
                                                               ---------    ---------    ---------
     GROSS PROFIT ..........................................     171,713      159,925      157,274
Selling, general and administrative expenses ...............     119,875      112,854      108,653
                                                               ---------    ---------    ---------
     OPERATING INCOME ......................................      51,838       47,071       48,621
                                                               ---------    ---------    ---------
Other (income) expense:
     Interest income .......................................        (923)      (1,228)        (616)
     Interest expense ......................................       6,150        6,514        7,072
     Other .................................................       1,688          432          420
                                                               ---------    ---------    ---------
                                                                   6,915        5,718        6,876
                                                               ---------    ---------    ---------
INCOME FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES ...................................      44,923       41,353       41,745
Provision for income taxes .................................      15,469       13,230       15,230
                                                               ---------    ---------    ---------
     INCOME FROM CONTINUING OPERATIONS .....................      29,454       28,123       26,515
Income from discontinued operations, net of taxes ..........       6,502       25,246       22,024
Gain on disposal of discontinued operations, net of taxes ..          --           --        3,208
                                                               ---------    ---------    ---------
     INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX .......       6,502       25,246       25,232
                                                               ---------    ---------    ---------
     NET INCOME ............................................   $  35,956    $  53,369    $  51,747
                                                               =========    =========    =========

Basic EPS
Income per share:
     Continuing operations .................................   $    1.10    $    1.04    $    0.97
     Discontinued operations ...............................        0.24         0.93         0.93
                                                               ---------    ---------    ---------
     NET INCOME ............................................   $    1.34    $    1.97    $    1.90
                                                               =========    =========    =========
Weighted average number of shares ..........................      26,736       27,109       27,181
                                                               =========    =========    =========

Diluted EPS
Income per share:
     Continuing operations .................................   $    1.10    $    1.03    $    0.97
     Discontinued operations ...............................        0.24         0.92         0.92
                                                               ---------    ---------    ---------
     NET INCOME ............................................   $    1.34    $    1.95    $    1.89
                                                               =========    =========    =========
Weighted average number of shares ..........................      26,799       27,423       27,347
                                                               =========    =========    =========

    Dividends per share ....................................   $   0.350    $   0.330    $   0.295
                                                               =========    =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

Watts Industries, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except share information)

                                                                                           June 30
                                                                                      1999         1998
                                                                                   ---------    ---------
ASSETS
CURRENT ASSETS:
      Cash and cash equivalents ................................................   $  12,774    $  10,767
      Trade accounts receivable, less allowance for doubtful
           accounts of $7,747 in 1999 and $6,821 in 1998 .......................      89,315       77,325
      Inventories ..............................................................     110,552      104,198
      Prepaid expenses and other assets ........................................      10,193        9,857
      Deferred income taxes ....................................................      21,271       17,963
      Net current assets of discontinued operations ............................     122,971      100,844
                                                                                   ---------    ---------
           Total Current Assets ................................................     367,076      320,954
PROPERTY, PLANT AND EQUIPMENT, NET .............................................     129,163      105,487
OTHER ASSETS:
      Goodwill, net of accumulated amortization
           of $10,921 in 1999 and $8,389 in 1998 ...............................      96,285       79,837
      Other ....................................................................       9,027        9,765
      Net noncurrent assets of discontinued operations .........................      36,191       36,853
                                                                                   ---------    ---------
TOTAL ASSETS ...................................................................   $ 637,742    $ 552,896
                                                                                   =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts payable .........................................................   $  35,579    $  28,327
      Accrued expenses and other liabilities ...................................      48,843       37,100
      Accrued compensation and benefits ........................................      12,692       11,150
      Income taxes payable .....................................................          --        1,993
      Current portion of long-term debt ........................................       2,050        5,011
                                                                                   ---------    ---------
           Total Current Liabilities ...........................................      99,164       83,581
LONG-TERM DEBT, NET OF CURRENT PORTION .........................................     118,916       71,647
DEFERRED INCOME TAXES ..........................................................      13,070        9,209
OTHER NONCURRENT LIABILITIES ...................................................      11,450        6,798
MINORITY INTEREST ..............................................................       7,487        7,646
STOCKHOLDERS' EQUITY:
      Preferred Stock, $.10 par value; 5,000,000 shares
           authorized; no shares issued or outstanding .........................          --           --
      Class A Common Stock, $.10 par value; 80,000,000 shares
           authorized; 1 vote per share;  issued and outstanding, 16,158,807
           shares in 1999 and 16,859,027 shares in 1998 ........................       1,616        1,686
      Class B Common Stock, $.10 par value; 25,000,000 shares
           authorized; 10 votes per share; issued and outstanding, 10,285,247
            shares in 1999 and 10,296,827 shares in 1998 .......................       1,029        1,030
      Additional paid-in capital ...............................................      36,069       47,647
      Retained earnings ........................................................     364,089      337,565
      Treasury stock, at cost, 100,000 shares in 1998  .........................          --       (2,583)
      Accumulated Other Comprehensive Income (Loss) ............................     (15,148)     (11,330)
                                                                                   ---------    ---------
           Total Stockholders' Equity ..........................................     387,655      374,015
                                                                                   ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....................................   $ 637,742    $ 552,896
                                                                                   =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

Watts Industries, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Amounts in thousands, except share information)

                                                             Class A                  Class B
                                                          Common Stock             Common Stock            Additional
                                                         -----------------------------------------------     Paid-In    Retained
                                                            Shares       Amount      Shares      Amount      Capital    Earnings
                                                         ------------------------------------------------------------------------
Balance at June 30, 1996 ...............................  16,856,838     $1,686    11,365,627    $1,136      67,930     $249,415
   Comprehensive income:
      Net income .......................................                                                                  51,747
      Cumulative translation adjustment ................

         Comprehensive income ..........................

   Shares of Class B Common Stock
      converted to Class A Common Stock ................     150,000         15      (150,000)      (15)
   Shares of Class A Common Stock
      issued upon the exercise of
      stock options ....................................     111,922         11                               2,145
   Purchase and retirement of treasury stock ...........  (1,321,300)      (132)                            (25,432)
   Common Stock cash dividends                                                                                            (7,992)
                                                         ------------------------------------------------------------------------
Balance at June 30, 1997 ...............................  15,797,460      1,580    11,215,627     1,121      44,643      293,170
   Comprehensive income:
      Net income .......................................                                                                  53,369
      Cumulative translation adjustment ................

         Comprehensive income ..........................

   Shares of Class B Common Stock
      converted to Class A Common Stock ................     918,800         91      (918,800)      (91)
   Shares of Class A Common Stock
      issued upon the exercise of
      stock options ....................................     153,400         16                               2,998
   Shares of Class A Common Stock
      exchanged upon the exercise of
      stock options and retired. .......................     (10,633)        (1)                               (265)
   Purchase of treasury stock, 100,000 shares @ cost ...
   Net change in restricted stock units ................                                                        271
   Common Stock dividends ..............................                                                                  (8,974)
                                                         ------------------------------------------------------------------------
Balance at June 30, 1998 ...............................  16,859,027      1,686    10,296,827     1,030      47,647      337,565
   Comprehensive income:
      Net income .......................................                                                                  35,956
      Cumulative translation adjustment ................

         Comprehensive income ..........................

   Shares of Class B Common Stock
      converted to Class A Common Stock ................      11,580          1       (11,580)       (1)
   Shares of Class A Common Stock
      issued upon the exercise of
      stock options ....................................       3,700          1                                  60
   Purchase of treasury stock, 615,500 shares @ cost ...
   Retirement of treasury stock ........................    (715,500)       (72)                            (11,926)
   Net change in restricted stock units ................                                                        288
   Common Stock dividends ..............................                                                                  (9,432)
                                                         ------------------------------------------------------------------------
Balance at June 30, 1999 ...............................  16,158,807     $1,616    10,285,247    $1,029    $ 36,069     $364,089
                                                         ========================================================================

                                                           Accumulated
                                                             Other                       Total
                                                          Comprehensive  Treasury    Stockholders'
                                                             Income        Stock        Equity
                                                         ---------------------------------------
Balance at June 30, 1996 ...............................    $   (584)    $    --       $319,583
   Comprehensive income:
      Net income .......................................                                 51,747
      Cumulative translation adjustment ................      (6,291)                    (6,291)
                                                                                       ---------
         Comprehensive income ..........................                                 45,456
                                                                                       ---------
   Shares of Class B Common Stock
      converted to Class A Common Stock ................
   Shares of Class A Common Stock
      issued upon the exercise of
      stock options ....................................                                  2,156
   Purchase and retirement of treasury stock ...........                                (25,564)
   Common Stock cash dividends .........................                                 (7,992)
                                                         ---------------------------------------
Balance at June 30, 1997 ...............................      (6,875)         --        333,639
   Comprehensive income:
      Net income .......................................                                 53,369
      Cumulative translation adjustment ................      (4,455)                    (4,455)
                                                                                       ---------
         Comprehensive income ..........................                                 48,914
                                                                                       ---------
   Shares of Class B Common Stock
      converted to Class A Common Stock ................
   Shares of Class A Common Stock
      issued upon the exercise of
      stock options ....................................                                  3,014
   Shares of Class A Common Stock
      exchanged upon the exercise of
      stock options and retired. .......................                                   (266)
   Purchase of treasury stock, 100,000 shares @ cost ...                  (2,583)        (2,583)
   Net change in restricted stock units ................                                    271
   Common Stock dividends ..............................                                 (8,974)
                                                         ---------------------------------------
Balance at June 30, 1998 ...............................     (11,330)     (2,583)       374,015
   Comprehensive income:
      Net income .......................................                                 35,956
      Cumulative translation adjustment ................      (3,818)                    (3,818)
                                                                                       ---------
         Comprehensive income ..........................                                 32,138
                                                                                       ---------
   Shares of Class B Common Stock
      converted to Class A Common Stock ................
   Shares of Class A Common Stock
      issued upon the exercise of
      stock options ....................................                                     61
   Purchase of treasury stock, 615,500 shares @ cost ...                  (9,415)        (9,415)
   Retirement of treasury stock ........................                  11,998
   Net change in restricted stock units ................                                    288
   Common Stock dividends ..............................                                 (9,432)
                                                         ---------------------------------------
Balance at June 30, 1999 ...............................    $(15,148)    $    --       $387,655
                                                         =======================================

The accompanying notes are an integral part of these consolidated financial statements.

Watts Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts in thousands)

                                                                                        Fiscal Year Ended June 30
                                                                                     1999         1998         1997
                                                                                  ---------    ---------    ---------

OPERATING ACTIVITIES
    Income from continuing operations .........................................   $  29,454    $  28,123    $  26,515
    Adjustments to reconcile net income from continuing operations to net cash provided by continuing operating activities:
            Depreciation ......................................................      14,745       12,908       11,570
            Amortization ......................................................       2,711        2,433        2,104
            Deferred income taxes (benefit) ...................................      (2,823)         884        3,874
            Gain on disposal of property, plant and equipment .................         (19)      (1,152)      (2,796)
            Equity in undistributed earnings (loss) of affiliates .............         712         (192)          (5)
            Changes in operating assets and liabilities, net of effects from business acquisitions:
                  Accounts receivable .........................................        (876)      (2,493)      (5,567)
                  Inventories .................................................        (532)      (8,959)       9,721
                  Prepaid expenses and other assets ...........................      (1,050)         408         (208)
                  Accounts payable, accrued expenses and other liabilities ....       5,964        6,275      (13,510)
                                                                                  ---------    ---------    ---------
                                                                                     48,286       38,235       31,698
         Net cash provided by discontinued operations .........................      16,794       19,660       21,064
                                                                                  ---------    ---------    ---------
         Net cash provided by operating activities ............................      65,080       57,895       52,762
                                                                                  ---------    ---------    ---------

INVESTING ACTIVITIES
    Additions to property, plant and equipment ................................     (21,532)     (23,056)     (24,285)
    Proceeds from sale of property, plant and equipment .......................       2,337        7,253        1,715
    Increase in other assets ..................................................        (415)        (578)      (1,097)
    Business acquisitions, net of cash acquired ...............................     (28,422)      (1,129)     (36,772)
    Discontinued operations:
        Business acquisitions, net of cash acquired ...........................     (74,176)     (22,503)        (933)
        Proceeds from disposal of discontinued operations .....................          --          146       88,164
        Additions to property, plant and equipment ............................      (9,499)      (6,115)      (3,135)
                                                                                  ---------    ---------    ---------
         Net cash provided by (used in) investing activities ..................    (131,707)     (45,982)      23,657
                                                                                  ---------    ---------    ---------

FINANCING ACTIVITIES
    Proceeds from long-term borrowings ........................................      81,121       68,779      105,412
    Payments of long-term debt ................................................     (47,138)     (85,971)    (128,720)
    Proceeds from exercise of stock options ...................................          61        2,715        1,935
    Dividends .................................................................      (9,358)      (8,936)      (7,992)
    Purchase of treasury stock ................................................      (9,415)      (2,583)     (25,564)
    Discontinued operations:
        Proceeds from long-term borrowings ....................................      79,289       25,484          934
        Payments of long-term debt ............................................     (28,546)     (19,084)     (11,942)
                                                                                  ---------    ---------    ---------
        Net cash provided by (used in) financing activities ...................      66,014      (19,596)     (65,937)
                                                                                  ---------    ---------    ---------
    Effect of exchange rate changes on cash and cash equivalents ..............       2,620         (207)         739
                                                                                  ---------    ---------    ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..............................       2,007       (7,890)      11,221
    Cash and cash equivalents at beginning of year ............................      10,767       18,657        7,436
                                                                                  ---------    ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR ......................................   $  12,774    $  10,767    $  18,657
                                                                                  =========    =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

Watts Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(1)   Description of Business

      The Company designs, manufactures and sells an extensive line of valves for the plumbing and heating and water quality markets located predominately in North America, Europe, and Asia. On December 15, 1998, the Company announced its intention to spin-off its businesses that produce valves for the industrial, oil and gas markets as a separate publicly traded company.

(2)   Accounting Policies

      Principles of Consolidation

      The consolidated financial statements include the accounts of Watts Industries, Inc. and its majority and wholly-owned subsidiaries (the Company). Upon consolidation, all significant intercompany accounts and transactions are eliminated. The financial statements of the Company have been restated to reflect the industrial, oil and gas businesses as discontinued operations as a result of the planned spin-off transaction.

      Cash Equivalents

      Cash equivalents consist of highly liquid investments with maturities of three months or less at the date of original issuance.

      Inventories

      Inventories are stated at the lower of cost (first-in, first-out method) or market.

      Goodwill

      Goodwill represents the excess of cost over the fair value of net assets of businesses acquired. This balance is amortized over 40 years using the straight-line method. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds.

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

                                                                     (Continued)

Watts Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

     Foreign Currency Translation

     Balance sheet accounts of foreign subsidiaries are translated into United States dollars at fiscal year-end exchange rates. Operating accounts are translated at weighted average exchange rates for each year. Net translation gains or losses are adjusted directly to a separate component of stockholders' equity. The Company does not provide for U.S. income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings of foreign subsidiaries.

      Stock Based Compensation

      As allowed under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, the Company accounts for its stock-based employee compensation plans in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees.

      Earnings Per Share

      Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share assumes the conversion of all dilutive securities (see Note 11).

      Net income and shares used to compute net income per share from continuing operations, basic and assuming full dilution, are reconciled below:

                         Year Ending June 30,
                      --------------------------------------------------------------------------------------------------------------
                         1999                                  1998                                 1997
                      -----------------------------------  -----------------------------------   -----------------------------------
                       Income from                          Income from                           Income from                Per
                        continuing              Per Share    continuing               Per Share    continuing                Share
                        operations   Shares       Amount     operations   Shares       Amount      operations    Shares     Amount
                      ------------  ---------  ----------  ------------  ----------  -----------  ------------  ---------  ---------
Basic EPS                 $29,454    26,736        $1.10        $28,123     27,109      $1.04        $26,515      27,181      $0.97

Dilutive securities,
principally common
stock options                            63                                    314                                   166

Diluted EPS               $29,454    26,799        $1.10        $28,123     27,423      $1.03        $26,515      27,347      $0.97

      Derivative Financial Instruments

      The Company uses financial instruments, principally forward contracts and options to hedge foreign currency and commodity exposures. These contracts hedge transactions and balances for periods consistent with their committed exposures, and do not constitute investments independent of these exposures. The Company does not hold or issue financial instruments for trading purposes, nor is it a party to any leveraged contracts.

      Realized and unrealized foreign exchange gains and losses on financial instruments are recognized and offset foreign exchange gains and losses on the underlying exposures. Any gain or loss from a financial instrument that ceases to be an effective hedge is recognized in the income statement.

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

                                                                     (Continued)

Watts Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

      New Accounting Standards

      In 1998, the Financial Accounting Standards Board issued SFAS 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits," and SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The Company has adopted SFAS 132. The Company will adopt SFAS 133 on January 1, 2001. The impact of SFAS 133 on the consolidated financial statements is still being evaluated, but is not expected to be material.

      Also in 1998, the American Institute of Certified Public Accountants issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and SOP 98-5, "Reporting on the Costs of Start-Up Activities." The Company will adopt SOP 98-1 and SOP 98-5 in fiscal 2000. These statements are not expected to have a material affect on the consolidated financial statements.

(3)   Discontinued Operations

      On December 15, 1998, the Company announced that it plans to spin-off its industrial, oil and gas businesses as a separate publicly traded company, CIRCOR International, Inc. ("CIRCOR"). Under the terms of the planned spin-off transaction, which is expected to be completed in October 1999, the Company will distribute to the holders of its common stock one share of CIRCOR common stock for every two shares of Watts common stock. In connection with this transaction, the Company will enter into several agreements with CIRCOR that will cover such matters as technology transfers and transition services. Additionally, the Company expects to enter into a tax sharing agreement with CIRCOR effectively providing that the Company will be responsible for the United States tax liability of CIRCOR for the years CIRCOR was included in the Company's consolidated United States tax returns.

      In September of 1996, the Company divested itself of its municipal water group of businesses, which included Henry Pratt Company, James Jones Company and Edward Barber & Company Ltd. by selling the stock of each entity and realizing a $3.2 million after tax gain.

      The historical operating results of these businesses are shown net of tax as discontinued operations in the consolidated statements of operations. Net assets of discontinued operations in the consolidated balance sheet include those assets and liabilities attributable to the CIRCOR businesses.

      The historical operating results of the discontinued operations include an allocation of the Company's interest expense based on an allocation of the Company's debt to discontinued operations. Income taxes have been allocated to discontinued operations based on their pretax income and calculated on a separate company basis pursuant to the requirements of Statement of Financial Accounting Standards No. 109.

                                                                     (Continued)

Watts Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

       Condensed historical balance sheet and operating statement data of the discontinued operations is summarized below:

                                                               June 30,
                                                               --------
                                                          1999           1998
                                                          ----           ----
                                                             (in thousands)
           Balance Sheet:
           Total current assets                        $ 185,028      $ 157,847
           Total current liabilities                     (62,057)       (57,003)
                                                       ---------      ---------
              Net current assets                       $ 122,971      $ 100,844
                                                       =========      =========

           Total non-current assets                    $ 178,153      $  99,067
           Total non-current liabilities                (141,962)       (62,214)
                                                       ---------      ---------
              Net non-current assets                   $  36,191      $  36,853
                                                       =========      =========

                                                        Year ended June 30,
                                                    ----------------------------
                                                      1999      1998      1997
                                                      ----      ----      ----
                                                           (in thousands)
          Statement of Operations:
          Net sales:
             Municipal Water Group                  $     --  $     --  $ 14,027
             CIRCOR                                  321,711   287,889   273,105
                                                    --------  --------  --------
                  Total net sales                    321,711   287,889   287,132
                                                    --------  --------  --------
          Costs and expenses:
             Municipal Water Group                     5,000        --    13,898
             CIRCOR                                  299,385   248,161   239,265
                                                    --------  --------  --------
                  Total costs and expenses           304,385   248,161   253,163
                                                    --------  --------  --------
          Income before income taxes                  17,326    39,728    33,969
          Provision for income taxes                  10,824    14,482    11,945
                                                    --------  --------  --------
          Income from discontinued operations,
            net of taxes                            $  6,502  $ 25,246  $ 22,024
                                                    ========  ========  ========

      Costs and expenses related to the Municipal Water Group for 1999 relate to legal costs associated with the State of California litigation (see Note
      13).

(4)   Business Acquisitions

      On July 22, 1998, Watts acquired Hoke, Inc., a multinational manufacturer of industrial valves and fittings, for $85 million, including assumption of debt. As allowed in the purchase agreement, the Company has initiated arbitration proceedings against the former shareholders of Hoke to recover a portion of the purchase price. At this time, the Company cannot determine how much, if any, of the purchase price will be recovered. Hoke is included as part of the industrial, oil and gas businesses which are being spun off into a separate publicly traded company, CIRCOR. Any amounts recovered as a result of the arbitration proceedings will go to CIRCOR.

                                                                     (Continued)

Watts Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

      During fiscal 1999, the Company also acquired SSI Equipment, Inc. of Burlington, Ontario, Canada; Go Regulator, Inc. of San Dimas, California and Cazzaniga S.p.A. located in Biassono, Italy. In fiscal 1998, the Company acquired Telford Valve and Specialties, Inc. of Edmonton,
      Alberta, Canada, Atkomatic Valve Company, located in Indianapolis, Indiana and Aerodyne Controls Corp. of Ronkonkoma, New York. All of these acquired companies are valve manufacturers and the aggregate purchase price of these acquisitions, including Hoke, was approximately $102.6 million. The goodwill which resulted from these acquisitions is being amortized on a straight-line basis over a 40 year period.

      All acquisitions have been accounted for under the purchase method and the results of operations of the acquired businesses have been included in the consolidated financial statements from the date of acquisition. Had these acquisitions occurred at the beginning of fiscal year 1999, 1998 or 1997, the effect on operating results would not have been material.

(5)   Inventories

      Inventories consist of the following:

                                                               June 30,
                                                      -------------------------
                                                         1999            1998
                                                         ----            ----
                                                           (in thousands)

           Raw materials                              $  36,901       $  34,057
           Work in process                                7,493           6,128
           Finished goods                                66,158          64,013
                                                      ---------       ---------

                                                      $ 110,552       $ 104,198
                                                      =========       =========

(6)   Property, Plant and Equipment

      Property, plant and equipment consists of the following:

                                                               June 30,
                                                      -------------------------
                                                         1999            1998
                                                         ----            ----
                                                           (in thousands)

           Land                                       $   7,964       $   5,582
           Building and improvements                     53,867          48,676
           Machinery and equipment                      148,952         128,339
           Construction in progress                       7,932          10,861
                                                      ---------       ---------
                                                        218,715         193,458
           Accumulated depreciation                     (89,552)        (87,971)
                                                      ---------       ---------

                                                      $ 129,163       $ 105,487
                                                      =========       =========

                                                                     (Continued)

Watts Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(7)   Income Taxes

      The significant components of the Company's deferred income tax liabilities and assets are as follows:

                                                                          June 30,
                                                                    --------------------
                                                                      1999         1998
                                                                      ----         ----
                                                                      (in thousands)
           Deferred income tax liabilities:
               Excess tax over book depreciation                    $ 11,386    $  5,809
               Inventory                                               1,027       1,991
               Other                                                     657       1,409
                                                                    --------    --------
                     Total deferred income tax liabilities            13,070       9,209
                                                                    --------    --------

           Deferred income tax assets:
               Accrued expenses                                       13,037       9,120
               Net operating loss carryforward                        10,918      12,625
               Other                                                   3,441       3,979
                                                                    --------    --------
                     Total deferred income tax assets                 27,396      25,724

               Valuation allowance for deferred income tax assets     (6,125)     (7,761)
                                                                    --------    --------
                     Net deferred income tax assets                   21,271      17,963
                                                                    --------    --------

                     Net deferred income tax asset                  $  8,201    $  8,754
                                                                    ========    ========

      The provision for income taxes from continuing operations is based on the following pre-tax income:

                                                  Fiscal Year Ended June 30,
                                               --------------------------------
                                                 1999        1998        1997
                                                 ----        ----        ----
                                                        (in thousands)

           Domestic                            $ 33,787    $ 34,609    $ 31,323
           Foreign                               11,136       6,744      10,422
                                               --------    --------    --------

                                               $ 44,923    $ 41,353    $ 41,745
                                               ========    ========    ========

      The provision for income taxes from continuing operations consists of the following:

                                                  Fiscal Year Ended June 30,
                                               --------------------------------
                                                 1999        1998        1997
                                                 ----        ----        ----
                                                        (in thousands)
           Current tax expense (benefit):
                Federal                        $ 12,698    $ 10,551    $ 10,497
                Foreign                           2,820       2,164         (57)
                State                               385       1,416        (146)
                                               --------    --------    --------
                                                 15,903      14,131      10,294
                                               --------    --------    --------

           Deferred tax expense (benefit):
                Federal                            (577)       (129)      1,013
                Foreign                             212        (750)      3,746
                State                               (69)        (22)        177
                                               --------    --------    --------
                                                   (434)       (901)      4,936
                                               --------    --------    --------

                                               $ 15,469    $ 13,230    $ 15,230
                                               ========    ========    ========

                                                                     (Continued)

Watts Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

      Actual income taxes reported from continuing operations are different than would have been computed by applying the federal statutory tax rate to income from continuing operations before income taxes. The reasons for this difference are as follows:

                                                             Fiscal Year Ended June 30,
                                                           ------------------------------
                                                            1999        1998        1997
                                                            ----        ----        ----
                                                                   (in thousands)
           Computed expected federal income tax
                expense                                    $ 15,723   $ 14,474   $ 14,612
           State income taxes, net of federal tax benefit       366      1,614        202
           Nondeductible goodwill and amortization            1,058        714        584
           Foreign tax rate and regulation differential        (664)    (1,830)      (568)
           Other, net                                        (1,014)    (1,742)       400
                                                           --------   --------   --------

                                                           $ 15,469   $ 13,230   $ 15,230
                                                           ========   ========   ========

      At June 30, 1999, the Company has foreign net operating loss carryforwards of $16.4 million for income tax purposes that expire in fiscal years 2000 through 2003. In addition, foreign net operating losses of $10.7 million can be carried forward indefinitely. Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $45 million, $33 million and $28 million at June 30, 1999, 1998 and 1997, respectively. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been recorded thereon. Upon distribution of those earnings, in the form of dividends or otherwise, the Company will be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of U.S. income tax liability that would be incurred is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce some portion of any U.S. income tax liability. Withholding taxes of approximately $5.4 million would be payable upon remittance of all previously unremitted earnings at June 30, 1999.

      The Company made income tax payments of $24.8 million, $17.2 million and $20.2 million in fiscal years 1999, 1998 and 1997, respectively.

(8)   Accrued Expenses and Other Liabilities

      Accrued expenses and other liabilities consist of the following:

                                                                   June 30,
                                                              ------------------
                                                                1999       1998
                                                                ----       ----
                                                                (in thousands)

           Commissions and sales incentives payable           $11,401    $ 8,990
           Accrued insurance costs                             10,801      9,394
           Professional fees                                    6,154        908
           Other                                               20,487     17,808
                                                              -------    -------

                                                              $48,843    $37,100
                                                              =======    =======

                                                                     (Continued)

Watts Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(9)   Financing Arrangements

      Long-term debt consists of the following:

                                                                                              June 30,
                                                                                       ---------------------
                                                                                          1999        1998
                                                                                          ----        ----
                                                                                           (in thousands)

      8-3/8% Notes, due December 2003                                                  $  75,000    $ 75,000

      $125 million revolving line of credit, accruing interest at a variable rate (5.37% and 6.79% at June 30, 1999 and 1998, respectively) of either Eurodollar rate plus .185%, Prime Rate or a competitive money
          market rate to be specified by the Lender, and expiring March 2003             104,000      19,000

      40 million Euro line of Credit, accruing interest at a variable rate of
          EURIBOR plus .75% (3.7% at June 30, 1999), and expiring September 2004          20,223          --

      Industrial Revenue Bonds, maturing September 2002 accruing interest at a variable rate based on weekly tax-exempt interest rates (3.96% and
          3.60% at June 30, 1999 and 1998, respectively)                                   5,000       5,400

      Other                                                                               13,740       8,217

      Allocation to discontinued operations                                              (96,997)    (30,959)
                                                                                       ---------    --------
                                                                                         120,966      76,658
      Less:  current portion                                                               2,050       5,011
                                                                                       ---------    --------
                                                                                       $ 118,916    $ 71,647
                                                                                       =========    ========

      At the time of the distribution for the spin-off transaction, CIRCOR will repay intercompany loans and advances from Watts based on a formula which allocates borrowings between Watts and CIRCOR based on their relative levels of business acquisition activity. The amount received from CIRCOR will be used to reduce outstanding borrowings under the revolving credit facility. Based on this methodology, borrowings amounting to $96,997 and $30,959 have been allocated to discontinued operations at June 30, 1999 and 1998, respectively.

      On March 1, 1999, a wholly owned subsidiary of the Company entered into a syndicated revolving credit facility with a group of European banks that provides for borrowings up to 40 million Euro at an interest rate of EURIBOR plus 75 basis points. This credit facility expires on September 1, 2004.

      Principal payments during each of the next five fiscal years are due as follows (in thousands): 2000 - $2,050; 2001 - $1,303; 2002 - $5,763; 2003
      - $184,358; and 2004 - $19. Interest paid for all periods presented in the accompanying combined financial statements approximates interest expense.

      Certain of the Company's loan agreements contain covenants that require, among other items, the maintenance of certain financial ratios and net worth, and limit the Company's ability to enter into secured borrowing arrangements. Under its most restrictive loan covenant, which requires the Company to maintain a net worth of not less than the sum of $295 million and 50% of cumulative consolidated net income for complete fiscal years subsequent to June 30, 1996, the Company had $22.1 million available at June 30, 1999 for the payment of dividends.

                                                                     (Continued)

Watts Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(10)  Common Stock

      Since 1997, the Company's Board of Directors has authorized the repurchase of 3,880,200 shares of the Company's common stock in the open market and through private purchases. Since the inception of this repurchase program, 3,495,700 shares of the Company's common stock have been repurchased and retired.

      The Class A Common Stock and Class B Common Stock have equal dividend and liquidation rights. Each share of the Company's Class A Common Stock is entitled to one vote on all matters submitted to stockholders and each share of Class B Common Stock is entitled to ten votes on all such matters. Shares of Class B Common Stock are convertible into shares of Class A Common Stock, on a one-to-one basis, at the option of the holder. The Company has reserved a total of 5,998,308 shares of Class A Common Stock for issuance under its stock-based compensation plans and 10,285,247 shares for conversion of Class B Stock to Class A Common Stock.

(11)  Stock-Based Compensation

      The Company has several stock option plans under which key employees and outside directors have been granted incentive (ISOs) and nonqualified
      (NSOs) options to purchase the Company's Class A common stock. Generally, options become exercisable over a five-year period at the rate of 20% per year and expire ten years after the date of grant. ISOs and NSOs granted under the plans have exercise prices of not less than 100% and 50% of the fair market value of the common stock on the date of grant, respectively. At June 30, 1999, 4,517,514 shares of Class A common stock were authorized for future grants of options under the Company's stock option plans.

      The following is a summary of stock option activity and related information:

                                                           Fiscal Year Ended June 30,
                                         ---------------------------------------------------------------
                                                 1999                1998                   1997
                                         -------------------   ------------------   --------------------
                                                    Weighted             Weighted               Weighted
                                                     average              average                average
      (Options in thousands)                        exercise             exercise               exercise
                                          Options     price    Options     price    Options       price
                                          -------     -----    -------     -----    -------       -----

      Outstanding at beginning of year     1,362   $  21.08     1,348   $  20.01     1,137     $  21.04
         Granted                             201      18.36       284      25.12       378        16.38
         Canceled                            (78)     21.39      (117)     20.72       (55)       21.79
         Exercised (a)                        (4)     16.38      (153)     19.43      (112)       17.28
                                           -----   --------     -----   --------     -----     --------

      Outstanding at end of year           1,481   $  20.71     1,362   $  21.08     1,348     $  20.01
                                           =====   ========     =====   ========     =====     ========

      Exercisable at end of year             808   $  20.52       619   $  20.19       552     $  20.39
                                           =====   ========     =====   ========     =====     ========

      (a) Includes 13,100 options in 1998 exercised in exchange for 10,633 shares of outstanding Class A common shares which were contributed to Treasury and subsequently retired.

                                                                     (Continued)

Watts Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

      The following table summarizes information about options outstanding at June 30, 1999:

                                               Options Outstanding                  Options Exercisable
                                  ------------------------------------------    ---------------------------
                                                    Weighted
                                                     average        Weighted                      Weighted
      (Options in thousands)                        remaining        average                       average
                                    Number         contractual      exercise      Number          exercise
      Range of Exercise Prices    outstanding     life (years)        price     exercisable         price
      ------------------------    -----------     ------------        -----     -----------         -----

      $10.69 - $11.38                   13            1.4          $  10.84          13          $  10.84
      $14.25 - $16.38                  317            6.6             16.18         159             16.64
      $16.60 - $18.44                  363            6.4             17.86         170             17.21
      $22.13 - $25.38                  788            6.0             23.98         466             23.52
                                  --------                                        -----
      $10.69 - $25.38                1,481            5.1             20.71         808             20.52
                                  ========                                        =====

      The Company has a Management Stock Purchase Plan which allows for the granting of Restricted Stock Units (RSUs) to key employees to purchase up to 1,000,000 shares of Class A common stock at 67% of the fair market value on the date of grant. RSUs vest annually over a three-year period from the date of grant. The difference between the RSU price and fair market value at the date of award is amortized to compensation expense ratably over the vesting period. At June 30, 1999, 178,688 RSUs were outstanding. Dividends declared for RSU's which remain unpaid at June 30, 1999 total $107,000.

      Pro forma information regarding net income and net income per share is required by SFAS No. 123 for awards granted after June 30, 1995 as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS 123. The weighted average grant date fair value of options granted during fiscal years 1999, 1998 and 1997 was $3.82, $5.52 and $3.72, respectively. The fair value of the Company's stock-based awards to employees was estimated using a Black-Scholes option pricing model and the following assumptions:

                                                     1999       1998       1997
                                                     ----       ----       ----
      Expected life (years)                           5.0        5.0        5.0
      Expected stock price volatility                15.0%      15.0%      15.0%

      Expected dividend yield                         1.9%       1.3%       1.8%
      Risk-free interest rate                        5.92%      5.54%      6.56%

      The Company's pro forma information follows:

                                                          Fiscal Year
                                                        Ended June 30,
                                              ---------------------------------
                                                1999         1998         1997
                                                ----         ----         ----
                                                    (in thousands, except
                                                    per share information)

           Net income - as reported           $35,956      $53,369      $51,747
           Net income - pro forma              34,863       52,443       51,132
           Basic EPS - as reported              1.34         1.97         1.90
           Basic EPS - pro forma                1.30         1.93         1.88
           Diluted EPS - as reported            1.34         1.95         1.89
           Diluted EPS - pro forma              1.30         1.91         1.87

      Because SFAS 123 is applicable only to awards granted subsequent to June 30, 1995, its pro forma effect will not be fully reflected until fiscal year 2000.

                                                                     (Continued)

Watts Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(12)  Employee Benefit Plans

      The Company sponsors defined benefit pension plans covering substantially all of its domestic non-union employees. Benefits are based primarily on years of service and employees' compensation. The funding policy of the Company for these plans is to contribute annually the maximum amount that can be deducted for federal income tax purposes.

      The components of net pension expense follow:

                                                      Fiscal Year Ended June 30,
                                                   --------------------------------
                                                     1999        1998        1997
                                                   --------    --------    --------
                                                            (in thousands)
Change in projected benefit obligation
     Balance at beginning of year                  $ 31,786    $ 24,026    $ 22,060
     Service costs                                    1,485         953         798
     Interest costs                                   2,221       2,081       1,812
     Actuarial loss / (gain)                           (904)      5,244         416
     Amendments / curtailments                           --         764         (97)
     Benefits paid                                   (1,068)     (1,281)       (964)
                                                   --------    --------    --------
        Balance at end of year                     $ 33,520    $ 31,787    $ 24,025
                                                   ========    ========    ========

Change in fair value of plan assets
     Balance at beginning of year                  $ 29,446    $ 23,230    $ 21,611
     Actual return on assets                            933       5,703       1,811
     Employer contributions                             476       1,794         770
     Benefits paid                                   (1,068)     (1,281)       (964)
                                                   --------    --------    --------
        Fair value of plan assets at end of year   $ 29,787    $ 29,446    $ 23,228
                                                   ========    ========    ========

Funded Status
     Unrecognized transition asset                 $ (1,322)   $ (1,594)   $ (1,856)
     Unrecognized prior service cost                  1,388       1,535         919
     Unrecognized net actuarial loss / (gain)         1,604         870        (526)
     Accrued benefit cost                            (2,072)     (1,528)     (2,258)

Net accrued pension cost included in consolidated
balance sheets
     Accrued minimum liability                     $   (446)   $   (862)   $   (203)
     Intangible asset                                   446         862         203
     Accrued benefit cost                            (2,072)     (1,528)     (2,258)

Weighted Average Assumptions used
     Discount rate                                     7.00%       7.00%       8.00%
     Expected return on plan assets                    9.00%       9.00%       8.00%
     Rate of compensation                              5.00%       5.00%       5.00%

      The Company sponsors a 401(k) Savings Plan for substantially all domestic non-union employees. Under the Plan, the Company matches a specified percentage of employee contributions, subject to certain limitations. Company expense incurred in connection with this plan was $214,828, $222,174 and $161,708 in fiscal years 1999, 1998 and 1997, respectively.

                                                                     (Continued)

Watts Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

      Subsequent to the spin-off of CIRCOR which is expected to take place in October 1999, CIRCOR will become liable for the payment of all pension plan benefits earned by CIRCOR employees prior to and following the spin-off who retire after the spin-off. The Watts pension plan will transfer assets to the CIRCOR International pension plan and the amount of the assets will be calculated based on the relative percentage of the Projected Benefit Obligation. Such amount may be adjusted to comply with the asset allocation methodology set forth in section 4044 of the Employee Retirement Income Security Act of 1974, as amended, if necessary.

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

      The Company has established reserves which it presently believes are adequate in light of probable and estimable exposure to pending and threatened litigation of which it has knowledge. However, resolution of any such matters during a specific period could have a material effect on quarterly or annual operating results for that period.

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

                                                                     (Continued)

Watts Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(14)  Financial Instruments

      Fair Value

      The carrying amounts of cash and cash equivalents, short-term investments, trade receivables and trade payables approximate fair value because of the short maturity of these financial instruments.

      The fair value of the Company's 8-3/8% notes, due December 2003, is based on quoted market prices. The fair value of the Company's variable rate debt approximates its carrying value. The carrying amount and the estimated fair market value of the Company's long-term debt, including the current portion and amounts allocated to discontinued operations, are as follows:

                                                                June 30,
                                                        ------------------------
                                                          1999            1998
                                                          ----            ----
                                                             (in thousands)

           Carrying amount                              $217,963        $107,617
           Estimated fair value                          222,441         114,907

      Derivative Instruments

      The Company uses foreign currency forward exchange contracts to reduce the impact of currency fluctuations on certain anticipated intercompany purchase transactions that are expected to occur within the fiscal year and certain other foreign currency transactions. Related gains and losses are recognized when the contracts expire, which is generally in the same period as the underlying foreign currency denominated transaction. These contracts do not subject the Company to significant market risk from exchange movement because they offset gains and losses on the related foreign currency denominated transactions. At June 30, 1999, the Company had forward contracts to buy foreign currencies with a face value $9 million. These contracts mature on various dates between July 1999 and January 2000 and have a fair market value of $8.4 million at June 30, 1999. The counterparties to these contracts are major financial institutions. The risk of loss to the Company in the event of non-performance by a counterparty is not significant.

      The Company uses commodity futures contracts to fix the price on a certain portion of certain raw materials used in the manufacturing process. These contracts highly correlate to the actual purchases of the commodity and the contract values are reflected in the cost of the commodity as it is actually purchased. At June 30, 1999, the Company had outstanding commodity futures contracts with a notional value of $3.5 million and a fair value of $3.7 million.

                                                                     (Continued)

Watts Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(15)  Segment Information

      The following table presents certain operating segment information:

                                            North                         Corporate
      (Thousands of dollars)               America     Europe    Asia    Adjustments   Consolidated
                                           -------     ------    ----    -----------   ------------

      1999

      Net Sales                            $369,193   $ 92,247  $13,018    $    --       $474,458
      Operating income                       38,536     11,228    1,608        466         51,838
      Identifiable assets                   484,784    133,720   22,374     (3,136)       637,742
      Capital expenditures                   17,987      3,471       74         --         21,532
      Depreciation and amortization          12,851      3,921      684         --         17,456

      1998

      Net Sales                             345,346     82,837   13,894         --        442,077
      Operating income                       36,754      8,258    1,984         75         47,071
      Identifiable assets                   443,224     87,463   23,719     (1,510)       552,896
      Capital expenditures                   19,839      2,621      596         --         23,056
      Depreciation and amortization          11,491      3,182      668         --         15,341

      1997

      Net Sales                             336,568     94,359   16,308         --        447,235
      Operating income                       36,539     10,641    1,717       (276)        48,621
      Identifiable assets                   411,736     93,696   22,519     (1,585)       526,366
      Capital expenditures                   19,274      3,842    1,169         --         24,285
      Depreciation and amortization           9,458      3,623      593         --         13,674

      Each operating segment is individually managed and has separate financial results that are reviewed by the Company's chief operating decision-maker.

      All intercompany transactions have been eliminated, and intersegment revenues are not significant.

                                                                     (Continued)

Watts Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(16)  Quarterly Financial Information (Unaudited)

                                                       First       Second      Third      Fourth
                                                      Quarter      Quarter    Quarter     Quarter
                                                      -------      -------    -------     -------
                                                     (in thousands, except per share information)

      Fiscal year ended June 30, 1999:
         Net sales                                  $ 113,269     $114,310    $116,972   $129,907
         Gross profit                                  41,086       40,833      41,888     47,906
         Net income from continuing operations          7,893        7,332       6,905      7,324
         Net income                                    12,388       11,256       6,905      5,407
         Per common share:
           Basic
            Income from continuing operations           .29         .27         .26         .27
            Net income                                  .46         .42         .26         .20
           Diluted
            Income from continuing operations           .29         .27         .26         .27
            Net income                                  .46         .42         .26         .20
         Dividends per common share                     .0875       .0875       .0875       .0875

      Fiscal year ended June 30, 1998:
         Net sales                                  $ 111,839     $111,844    $108,166   $110,228
         Gross profit                                  41,163       40,496      39,028     39,238
         Net income from continuing operations          7,326        7,613       7,259      5,925
         Net income                                    13,620       13,609      14,041     12,099
         Per common share:
           Basic
            Income from continuing operations           .27         .28         .27         .22
            Net income                                  .50         .50         .52         .45
           Diluted
            Income from continuing operations           .27         .28         .26         .22
            Net income                                  .50         .50         .51         .44
         Dividends per common share                     .0775       .0775       .0875       .0875

                                                                    (Continued)

                  Schedule II-Valuation and Qualifying Accounts
                  Watts Industries, Inc. Continuing Operations
                          (Dollar amounts in thousands)

-----------------------------------------------------------------------------------------------------------------------------
          Column A                 Column B                       Column C                    Column D         Column E
-----------------------------------------------------------------------------------------------------------------------------
                                                                 Additions
                             ------------------------------------------------------------------------------------------------
                                  Balance at      Charged to Costs     Charged to Other    Deductions--    Balance at End of
        Description          Beginning of Period    and Expenses      Accounts--Describe    Describe(1)        Period
-----------------------------------------------------------------------------------------------------------------------------
Year ended June 30, 1999
  Deducted from asset
    account:
      Allowance for doubtful
          accounts                  $6,821            $1,728              $747 (2)            $1,549            $7,747

Year ended June 30, 1998
  Deducted from asset
    account:
      Allowance for doubtful
          accounts                  $6,236            $2,201                                  $1,616            $6,821

Year ended June 30, 1997
  Deducted from asset
    account:
      Allowance for doubtful
          accounts                  $6,862            $2,191               $30 (2)            $2,847            $6,236

(1)   Uncollectible accounts written off, net of recoveries.
(2) Balance acquired in connection with acquisition of Cazzaniga in 1999 and Ames in 1997.

                                                                     (Continued)

                                  EXHIBIT INDEX

Exhibit No.             Description and Location
-----------             ------------------------

  2.1 Distribution Agreement between Watts Industries, Inc. and CIRCOR International, Inc. (20)
  3.1      Restated Certificate of Incorporation, as amended. (12)
  3.2      Amended and Restated By-Laws, as amended May 11, 1999. (1)
  9.1 Horne Family Voting Trust Agreement-1991 dated as of October 31, 1991 (2), Amendments dated November 19, 1996 (18), February 24, 1997
           (18),  June 5, 1997 (18), August 26, 1997 (18), and October 17,
           1997. (21)
  9.2 The Amended and Restated George B. Horne Voting Trust Agreement-1997 dated as of September 14, 1999 *.
 10.1 Employment Agreement effective as of September 1, 1996 between the Registrant and Timothy P. Horne. (14)
 10.2 Supplemental Compensation Agreement effective as of September 1, 1996 between the Registrant and Timothy P. Horne. (14)
 10.3 Deferred Compensation Agreement between the Registrant and Timothy P. Horne, as amended. (4)
 10.4      1996 Stock Option Plan, dated October 15, 1996. (15)
 10.5      1989 Nonqualified Stock Option Plan. (3)
 10.6 Watts Industries, Inc. Retirement Plan for Salaried Employees dated December 30, 1994, as amended and restated effective as of January 1, 1994, (12), Amendment No. 1 (14), Amendment No. 2 (14), Amendment No. 3 (14), Amendment No. 4 dated September 4, 1996. (18), Amendment No. 5 dated January 1, 1998 *, Amendment No. 6 dated May 3, 1999, and Amendment No. 7 dated June 7, 1999 *.
 10.7      Registration Rights Agreement dated July 25, 1986. (5)
 10.8      Executive Incentive Bonus Plan, as amended. (12)

 10.9 Indenture dated as of December 1, 1991 between the Registrant and The First National Bank of Boston, as Trustee, including form of 8-3/8% Note Due 2003. (8)
 10.10 Loan Agreement and Mortgage among The Industrial Development Authority of the State of New Hampshire, Watts Regulator Co. and Arlington Trust Company dated August 1, 1985. (4)
 10.11 Amendment Agreement relating to Watts Regulator Co. (Canaan and Franklin, New Hampshire, facilities) financing dated December 31, 1985. (4)
 10.12 Sale Agreement between Village of Walden Industrial Development Agency and Spence Engineering Company, Inc. dated June 1, 1994. (11)
 10.13 Letter of Credit, Reimbursement and Guaranty Agreement dated June 1, 1994 by and among the Registrant, Spence Engineering Company, Inc. and First Union National Bank of North Carolina. (11), Amendment No. 1 (14), Amendment No. 2 dated October 1, 1996. (18)
 10.14 Trust Indenture from Village of Walden Industrial Development Agency to The First National Bank of Boston, as Trustee, dated June 1, 1994.
           (11)
 10.15 Loan Agreement between Hillsborough County Industrial Development Authority and Leslie Controls, Inc. dated July 1, 1994. (11)
 10.16 Letter of Credit, Reimbursement and Guaranty Agreement dated July 1, 1994 by and among the Registrant, Leslie Controls, Inc. and First Union National Bank of North Carolina (11), Amendment No. 1 (14), Amendment No. 2 dated October 1, 1996. (18)
 10.17 Trust Indenture from Hillsborough County Industrial Development Authority to The First National Bank of Boston, as Trustee, dated July 1, 1994. (11)
 10.18 Loan Agreement between The Rutherford County Industrial Facilities and Pollution Control Financing Authority and Watts Regulator Company dated September 1, 1994. (12)
 10.19 Letter of Credit, Reimbursement and Guaranty Agreement dated September 1, 1994 by and among the Registrant, Watts Regulator Company and The First Union National Bank of North Carolina (12), Amendment No. 1 (14), Amendment No. 2 dated October 1, 1996. (18)
 10.20 Trust Indenture from The Rutherford County Industrial Facilities and Pollution Control Financing Authority to The First National Bank of Boston,as Trustee, dated September 1, 1994. (12)
 10.21 Amended and Restated Stock Restriction Agreement dated October 30, 1991 (2), Amendment dated August 26, 1997. (18)
 10.22 Watts Industries, Inc. 1991 Non-Employee Directors' Nonqualified Stock Option Plan (7), Amendment No. 1. (14)
 10.23 Letters of Credit relating to retrospective paid loss insurance programs. (10)
 10.24     Form of Stock Restriction Agreement for management stockholders. (5)
 10.25 Revolving Credit Agreement dated December 23, 1987 between Nederlandse Creditbank NV and Watts Regulator (Nederland) B.V. and related Guaranty of Watts Industries, Inc. and Watts Regulator Co. dated December 14, 1987. (6)
 10.26 Loan Agreement dated September 1987 with, and related Mortgage to, N.V. Sallandsche Bank. (6)
 10.27 Agreement of the sale of shares of Intermes, S.p.A., RIAF Holding A.G. and the participations in Multiscope Due S.R.L. dated November 6, 1992. (9)
 10.28 Amended and Restated Revolving Credit Agreement dated March 27, 1998 between and among Watts Investment Company, certain financial institutions, BankBoston N.A., as Administrative Agent, and the Registrant, as Guarantor. (17)
 10.29 Watts Industries, Inc. Management Stock Purchase Plan dated October 17, 1995 (13), Amendment No. 1 dated August 5, 1997. (18)
 10.30 Stock Purchase Agreement dated as of June 19, 1996 by and among Mueller Co., Tyco Valves Limited, Watts Investment Company, Tyco International Ltd. and Watts Industries, Inc. (16)
 11        Statement Regarding Computation of Earnings per Common Share. (19)
 21        Subsidiaries. *
 23        Consent of KPMG LLP. *
 27        Financial Data Schedule-Fiscal 1999. *
 27.1      Restated Financial Data Schedule - June 30, 1997. *
 27.2      Restated Financial Data Schedule - September 30, 1997. *

Incorporated By Reference To:

(1)   Relevant exhibit to Registrant's Form 10-Q for quarter ended March 31,
      1999.
(2)   Relevant exhibit to Registrant's Form 8-K dated November 14, 1991.
(3)   Relevant exhibit to Registrant's Form 10-K for the year ended June 30,
      1989.
(4)   Relevant exhibit to Registrant's Form S-1 (No. 33-6515) dated June 17,
      1986.
(5) Relevant exhibit to Registrant's Form S-1 (No. 33-6515) as part of the Second Amendment to such Form S-1 dated August 21, 1986.
(6) Relevant exhibit to Registrant's Form S-1 (No. 33-27101) dated February 16, 1989.
(7) Relevant exhibit to Registrant's Amendment No. 1 to Form 10-K for year ended June 30, 1992.
(8)   Relevant exhibit to Registrant's Form 10-K for year ended June 30, 1992.
(9) Relevant exhibit to Registrant's Amendment No. 2 dated February 22, 1993 to Form 8-K dated November 6, 1992.
(10)  Relevant exhibit to Registrant's Form 10-K for year ended June 30, 1993.
(11)  Relevant exhibit to Registrant's Form 10-K for year ended June 30, 1994.
(12)  Relevant exhibit to Registrant's Form 10-K for year ended June 30, 1995.
(13) Relevant exhibit to Registrant's Form S-8 (No. 33-64627) dated November 29, 1995.
(14)  Relevant exhibit to Registrant's Form 10-K for year ended June 30, 1996.
(15) Relevant exhibit to Registrant's Form S-8 (No. 333-32685) dated August 1, 1997.
(16)  Relevant exhibit to Registrant's Form 8-K dated September 4, 1996.
(17)  Relevant exhibit to Registrant's Form 10-Q for quarter ended March 31,
      1998.
(18)  Relevant exhibit to Registrant's Form 10-K for year ended June 30, 1997.
(19)  Notes to Consolidated Financial Statements, Note 2 of this Report.
(20) Exhibit 2.1 to CIRCOR International, Inc. Amendment No. 1 to its registration statement on Form 10 filed on September 22, 1999. (File No. 000-26961).
(21)  Relevant exhibit to Registrant's Form 10-K for year ended June 30, 1998.

*     Filed as an exhibit to this Report with the Securities and Exchange
      Commission