Form 10-K405/A
period 1999-06-30
WATTS INDUSTRIES INC
filed 1999-10-28
CIK 795403

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                                 Amendment No. 1

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      Aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant on October 21, 1999 was $242,426,800.

      As of October 21, 1999, 16,988,507 shares of Class A Common Stock, $.10 par value, and 9,485,247 shares of Class B Common Stock, $.10 par value, of the Registrant were outstanding.

Documents Incorporated by Reference

There are no documents incorporated by reference into this Report.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      Directors

      Set forth below is the name and age of each director, his or her principal occupation for the past five years, the year each became a director of the Company and certain other information. The information is as of October 21, 1999.

                                               Present Principal Employment and                                  Director
     Name                Age                   Prior Business Experience (1)(2)                                  Since (1)
     ----                ---                   --------------------------------                                  ---------

Timothy P. Horne..........61  Chairman of the Board since 1986 and Chief Executive Officer since                   1962
                              1978; President since October, 1999 and from 1994 to April 1997.
                              Mr. Horne joined the Company in 1959.
Kenneth J. McAvoy.........59  Chief Financial Officer and Treasurer since 1986; Vice President                     1994
                              of Finance from 1984 to 1994; Executive Vice President of European
                              Operations from 1994 to 1996; Secretary since 1985. Mr. McAvoy joined the Company in 1981.
Gordon W. Moran...........61  Chairman of Hollingsworth & Vose Company, a paper manufacturer,                      1990
                              since 1997, and served as its President and Chief Executive Officer from
                              1983 to 1998. Mr. Moran is a director of Associated Industries of
                              Massachusetts, the American Paper Institute and the South Norfolk
                              County Association for Retarded Citizens, Inc.
Daniel J. Murphy, III.....57  Chairman of Northmark Bank, a commercial bank, since August                          1986
                              1987. Prior to forming Northmark Bank in 1987, Mr. Murphy was a
                              Managing Director of Knightsbridge Partners, Inc., a venture capital firm, from January to August 1987 and President and a director of Arltru Bancorporation, a bank holding company, and its wholly owned subsidiary, Arlington Trust Company, from 1980 to
                              1986. Mr. Murphy is a director of Bay State Gas Company.
Roger A. Young............53  Chairman of the Board of Directors of Bay State Gas Company,                         1999
                              a wholly owned subsidiary of NiSource Inc., since 1996 and serving on its Board since 1975, and elected its President and Chief Operating
                              Officer in 1981 and Chief Executive Officer in 1990, serving in such position until 1999.  Mr. Young is also a director of NiSource, Inc., and the Utility Business Education Coalition.

(1) All positions with the Company indicated for periods prior to January 1, 1986 were held with Watts Regulator Co. The Company became the parent company of Watts Regulator Co. and its various subsidiaries pursuant to a reorganization effective as of January 1, 1986.

(2) David A. Bloss, Sr. resigned as President, Chief Operating Officer and Director on October 18, 1999 in order to assume his position as Chairman of the Board, President and Chief Executive Officer of CIRCOR International, Inc.

Fees To Certain Directors

Each non-employee Director receives a fee of $18,000 per year and $500 per Board of Directors or committee meeting attended and also receives reimbursement for out-of-pocket expenses incurred in connection with attending such meetings. In addition, each non-employee Director is eligible to receive grants of stock options under the Company's 1991 Non-Employee Directors' Nonqualified Stock Option Plan. Directors of the Company who are employees of the Company receive no compensation for their services as Directors.

Meetings Of The Board Of Directors And Committees

      The Watts Board held 10 meetings during the fiscal year ended June 30, 1999. Each of the Directors of the Company attended at least three-quarters of the meetings of the Watts Board and of the committees on which such Director served. The Watts Board has a standing Audit Committee and a standing Stock Option and Compensation Committee. The Audit Committee held 3 meetings, and the Stock Option and Compensation Committee held 1 meeting, during the fiscal year ended June 30, 1999. The Audit Committee reviews audit performance, recommends appropriate action on the basis of audit results and receives and reviews the auditors' "management letters" and management's responses thereto. The Stock Option and Compensation Committee is responsible for administering the Company's 1996 Stock Option Plan, its 1989 Nonqualified Stock Option Plan, its 1986 Incentive Stock Option Plan (the 1986 and 1989 Plans have expired, but there remain outstanding previously granted options) and its Management Stock Purchase Plan pursuant to authority delegated to it by the Watts Board and for approving the compensation arrangements of the principal executive officers of the Company. Messrs. Moran, Murphy, and Young comprise the Audit Committee and Messrs. Murphy and Moran comprise the Stock Option and Compensation Committee.

Executive Officers

      Information with respect to the Registrant's Executive Officers is contained in Item 1., Business, of this Report. David A. Bloss, Sr. resigned as President and Chief Operating Officer on October 18, 1999.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors, and more than 10% shareholders to file with the Securities and Exchange Commission reports on prescribed forms of their ownership and changes in ownership of Company stock and provide copies of such forms to the Company. Based on a review of the copies of such forms provided to the Company, the Company believes that during the fiscal year ended June 30, 1999, all reports on forms required by Section 16(a) to be filed by the aforementioned persons were filed on a timely basis.

Item 11. EXECUTIVE COMPENSATION.

      COMPENSATION ARRANGEMENTS

Summary Compensation Table

The following table contains information with respect to the compensation for the past three fiscal years of the Company's Chief Executive Officer and the four other most highly compensated executive officers (the "named executive officers") serving in such capacity at June 30, 1999.

                           SUMMARY COMPENSATION TABLE

                                                                              Long-Term Compensation
                                           Annual Compensation                         Awards
                                                                            Restricted Stock
Name and                          Fiscal    Salary      Bonus                     Units          Options
Principal Position                 Year       ($)      ($)(1)                   ($)(2)(3)        (#)(4)
------------------                 ----       ---      ------                   ---------        ------
Timothy P. Horne
Chairman of the Board              1999    701,666          0                          0 (5)      40,000 (10)
   and Chief                       1998    685,000          0                    159,852 (5)      40,000 (10)
   Executive Officer...............1997    656,666          0                    281,586 (5)      45,000 (10)

David A. Bloss, Sr.
President                          1999    326,667          0                     78,790 (6)      45,000 (10)
   and Chief                       1998    305,000          0                    163,227 (6)      45,000 (10)
   Operating Officer...............1997    276,667    134,400                    179,198 (6)      45,000 (10)

Michael O. Fifer
Corporate                          1999    184,417          0                    152,941 (9)      15,000 (11)
   Vice                            1998    162,500      6,622                     39,493 (9)      12,500 (11)
   President.......................1997    147,500     10,628                     56,662 (9)      15,000 (11)

Kenneth J. McAvoy
Chief Financial Officer,           1999    218,333     30,000                          0 (7)      30,000 (10)
   Treasurer and                   1998    206,667          0                     96,742 (7)      30,000 (10)
   Secretary.......................1997    188,333     79,040                    105,382 (7)      35,000 (10)

William C. McCartney               1999    151,250      3,823                     17,055 (8)       8,000 (11)
Vice President of                  1998    142,500      7,996                     35,787 (8)      10,500 (11)
   Finance.........................1997    128,333     41,600                     55,444 (8)      10,500 (11)

------------

(1)   Amounts awarded under the Executive Incentive Bonus Plan, as amended.

(2) Represents the dollar value (net of any consideration paid by the named executive officer) of Restricted Stock Units (RSUs) received under the Management Stock Purchase Plan (the "Management Plan") determined by multiplying the number of RSUs received by the closing market prices of the Company's Class A Common Stock of $19.25, $18.4375, and $25.375 on the RSU grant dates of August 9, 1999, August 11, 1998, and August 4, 1997 respectively.

(3) Each of the named executive officers made an election under the Management Plan in December 1996,

      1997 and 1998 to receive RSUs (i) in lieu of a specified percentage or dollar amount of his actual annual incentive cash bonus or (ii) for a specified dollar amount, up to 100% of his targeted maximum cash bonus, for fiscal years ended June 30, 1997, 1998 and 1999 respectively. With respect to fiscal years 1999, 1998 and 1997, RSUs were awarded as of August 9, 1999, August 11, 1998, and August 4, 1997, respectively, (the dates actual annual incentive bonuses were determined) by dividing the named executive officer's election amount by the RSU Cost. The RSU Cost was $12.8975, $12.35313, and $19.03125 per RSU for fiscal years 1999, 1998 and 1997, respectively, which was 67% of $19.25, $18.4375, and 75% of $25.375, the closing market prices of the Company's Class A Common Stock on August 9, 1999, August 11, 1998, and August 4, 1997, respectively ("1999 RSU Cost", "1998 RSU Cost" and "1997 RSU Cost"). Each RSU is 100% vested three years after the date of grant, and at the end of a deferral period, if one had been specified by the named executive officer under the Management Plan, the Company will issue one share of Class A Common Stock for each vested RSU. Cash dividends, equivalent to those paid on the Company's Common Stock, will be credited to the named executive officer's account for each nonvested RSU and will be paid in cash to such person when such RSUs become vested. Such dividends will also be paid in cash to individuals for each vested RSU held during any deferral period.

(4) Awarded under the 1989 Nonqualified Stock Option Plan (the "1989 Plan"), or the 1996 Stock Option Plan (the "1996 Plan").

(5) Mr. Horne did not receive a bonus for fiscal year 1999. Therefore, no RSUs were awarded. For fiscal year 1998, Mr. Horne's election under the Management Plan was to receive RSUs equal to $171,250, which was his targeted maximum bonus. Since Mr. Horne's actual bonus was $75,521, Mr. Horne was required to pay out of pocket the difference of $95,729. Mr. Horne received 13,862 RSUs which was determined by dividing $171,250 by the 1998 RSU Cost. For fiscal year 1997, Mr. Horne received 11,097 RSUs in lieu of receiving all of his annual incentive bonus which was $211,200. This number of RSUs was determined by dividing $211,200 by the 1997 RSU Cost. Mr. Horne held 35,382 RSUs at June 30, 1999 with a net value of $455,163 as determined in accordance with Note (2) above, except based on a closing market price of the Company's Class A Common Stock of $19.1875 on June 30, 1999.

(6) For fiscal year 1999, Mr. Bloss received 4,093 RSUs in lieu of receiving all of his annual incentive bonus of $52,800. This number of RSUs was determined by dividing $52,800 by the 1999 RSU Cost. For fiscal year 1998, Mr. Bloss received 8,853 RSUs in lieu of receiving all of his annual incentive bonus of $109,363. This number of RSUs was determined by dividing $109,363 by the 1998 RSU Cost. For fiscal year 1997, Mr. Bloss received 7,062 RSUs in lieu of receiving 50% of his total annual incentive bonus of $268,800, or $134,400. This number of RSUs was determined by dividing $134,400 by the 1997 RSU Cost. Mr. Bloss held 22,436 RSUs at June 30, 1999 with a value of $430,491 as determined in accordance with Note
      (2) above, except based on a closing market price of the Company's Class A Common Stock of $19.1875 on June 30, 1999.

(7) Mr. McAvoy did not elect to receive any RSUs for fiscal year 1999. For fiscal year 1998, Mr. McAvoy received 5,247 RSUs in lieu of receiving all of his annual incentive bonus of $64,817. This number of RSUs was determined by dividing $64,817 by the 1998 RSU Cost. For fiscal year 1997, Mr. McAvoy received 4,153 RSUs in lieu of receiving 50% of his total annual incentive bonus of $158,080, or $79,040. This number of RSUs was determined by dividing $79,040 by the 1997 RSU Cost. Mr. McAvoy held 13,269 RSUs at June 30, 1999 with a value of $254,599 as determined in accordance with Note (2) above, except based on a closing market price of the Company's Class A Common Stock of $19.1875 on June 30, 1999.

(8) For fiscal year 1999, Mr. McCartney received 886 RSUs in lieu of receiving 75% of his annual incentive bonus of $15,261, or $11,438. This number of RSUs was determined by dividing $11,438 by the 1999 RSU Cost. For fiscal year 1998, Mr. McCartney received 1,941 RSUs in lieu of receiving 75% of his annual incentive bonus of $31,973 or $23,977. This number of RSUs was determined by dividing $23,977 by the 1998 RSU Cost. For fiscal year 1997, Mr. McCartney received 2,185 RSUs in lieu of receiving 50% of his total annual incentive bonus of $83,200, or $41,600. This number of RSUs was determined by dividing $41,600 by the 1997 RSU Cost. Mr. McCartney held 5,201 RSUs at June 30, 1999 with a value of $99,794 as determined in accordance with Note (2) above, except based on a closing market price of the Company's Class A Common Stock of $19.1875 on June 30, 1999

(9) For fiscal year 1999, Mr. Fifer received 7,945 RSUs in lieu of receiving all of his annual incentive bonus of $102,471. The number of RSUs was determined by dividing $102,471 by the 1999 RSU Cost. For fiscal year 1998, Mr. Fifer received 2,142 RSUs in lieu of receiving 80% of his total annual incentive bonus of $33,083, or $26,461. This number of RSUs was determined by dividing $26,461 by the 1998 RSU Cost. For fiscal year 1997, Mr. Fifer received 2,233 RSUs in lieu of receiving 80% of his total annual incentive bonus of $53,125, or $42,497. This number of RSUs was determined by dividing $42,497 by the 1997 RSU Cost. Mr. Fifer held 9,261 RSUs at June 30, 1999 with a value of $177,695 as determined in accordance with Note (2) above, except based on a closing market price of the Company's Class A Common Stock of $19.1875 on June 30, 1999.

(10)  Amount awarded under the 1989 Plan.

(11)  Amount awarded under the 1996 Plan.

Stock Option Grants

      The following table shows information concerning options to purchase the Company's Class A Common Stock granted in fiscal 1999 to the named executive officers.

                                                                                        Potential Realizable Value
                                                                                        at Assumed Annual Rates of
                                                                                         Stock Price Appreciation
                                  Individual Grants                                         for Option Term(3)
                                  -----------------                                         ------------------
                                        % of Total
                                         Options
                                        Granted to   Exercise  Market Price
                              Options    Employees    or Base   on Date of
                              Granted    in Fiscal     Price       Grant     Expiration
Name                         (#)(1)(2)     Year       ($/Sh)      ($/Sh)        Date         5%($)      10%($)
----                         ---------     ----       ------      ------        ----         -----      ------
Timothy P. Horne...............40,000(4)    20.7     18.4375(6)   18.4375     8-11-2008     463,700    1,175,300
David A. Bloss, Sr.............45,000(4)    23.3     18.4375(6)   18.4375     8-11-2008     521,663    1,322,213
Michael O. Fifer...............15,000(5)     7.8     18.4375(7)   18.4375     8-11-2008     173,888      440,738
Kenneth J. McAvoy..............30,000(4)    15.5     18.4375(6)   18.4375     8-11-2008     347,775      881,475
William C. McCartney............8,000(5)     4.1     18.4375(7)   18.4375     8-11-2008      92,740      235,060

(1)   All options were granted as of August 11, 1998.

(2) Options vest over five years at the rate of 20% per year on successive anniversaries of the respective dates on which the options were granted and generally terminate upon the earlier of the termination of employment, subject to certain exceptions, or ten years from the date of grant. Under the terms of the 1996 Stock Option Plan, the incentive stock options granted to optionees who hold more than 10% of the combined voting power of all classes of stock of the Company have a maximum duration of five years from the date of grant.

(3) Based upon the market price on the date of grant and an annual appreciation at the rate stated on such market price through the expiration date of such options. The dollar amounts in these columns are the result of calculations at the 5% and 10% rates set by the SEC and therefore are not intended to forecast possible future appreciation, if any, of the Company's stock price. The Company did not use an alternative formula for a grant date valuation, as the Company is not aware of any formula which will determine with reasonable accuracy a present value based on future unknown or volatile factors.

(4)   Awarded under the 1989 Plan.

(5)   Awarded under the 1996 Plan.

(6) Under the terms of the 1989 Plan, the exercise price of options cannot be less than 50% of fair market value.

(7) Under the terms of the 1996 Plan, the exercise price of incentive stock options cannot be less than 110% of fair market value for optionees who hold more than 10% of the combined voting power of all classes of stock of the Company and 100% of fair market value for all other optionees.

Aggregated Option Exercises and Option Values

      The following table shows information concerning the exercise of stock options during fiscal year 1999 by each of the named executive officers and the fiscal year-end value of unexercised options.

                                                                 Number of Unexercised       Value of Unexercised
                                                                      Options at             In-the-Money Options
                                                                 Fiscal Year End(#)(2)     at Fiscal Year End ($)(3)
                                                                 ---------------------     --------------------------
                             Shares Acquired   Value
Name                         on Exercise (#)  Realized($)(1)  Exercisable   Unexercisable  Exercisable  Unexercisable
----                         ---------------  --------------  -----------   -------------  -----------  -------------

Timothy P. Horne                    0                0           196,894        123,000       394,205       105,938
David A. Bloss, Sr.                 0                0            96,000        129,000       119,875       109,687
Michael O. Fifer                    0                0            18,600         39,900         8,438        36,562
Kenneth J. McAvoy                   0                0            67,000         93,000        44,738        81,563
William C. McCartney                0                0            50,200         30,200        21,663        27,093

------------
(1) Represents the difference between the market price on the date of exercise and the exercise price of the options before income taxes.

(2) Options vest over five years at the rate of 20% per year on successive anniversaries of the respective dates on which the options were granted and shall generally terminate upon the earlier of the termination of employment, subject to certain exceptions, or ten years from the date of grant.

(3) Represents the difference between the market price on the last day of the fiscal year and the exercise price of the options before income taxes.

      1991 Non-Employee Directors' Nonqualified Stock Option Plan. Stock options granted under the 1991 Non-Employee Directors' Nonqualified Stock Option Plan (the "Directors' Plan") are granted automatically and without any further action on the part of the Board of Directors as of November 1 in each year commencing in 1991 (with respect to each year, the "Grant Date"). The Directors' Plan provides that options to purchase 2,000 shares of Class A Common Stock (or such lesser amount as shall enable each non-employee Director then in office to receive an equal grant in the event that there are not sufficient shares of Class A Common Stock for each such non-employee Director to receive a grant of 2,000 shares) shall be granted to each non-employee Director duly elected and serving as such on each Grant Date. The Directors' Plan was amended on August 6, 1996 to change the purchase price of shares which may be purchased under the Directors' Plan from $22.75 to $16.375, effective for option grants made on or after November 1, 1996. Also, see Item 10. Directors and Executive Officers of the Registrant, Fees to Certain Directors.

      Options granted under the Directors' Plan are exercisable when granted, but no option is exercisable after the earlier of (a) the date ten years after the Grant Date or (b) the date on which the Director to whom such options were granted ceases for any reason to serve as a Director of the Company; provided, however, that in the event of termination as a result of disability or death, the Director or his/her personal representative may exercise any outstanding options not theretofore exercised during the 90-day period following such disability or death.

      The Directors' Plan is administered by the Board of Directors or an authorized committee thereof in accordance with Rule 16b-3 under the Exchange Act. The Board of Directors or an authorized committee thereof determines the form of options granted under the Directors' Plan and makes other determinations and interpretations concerning the Directors' Plan and options granted thereunder.

      During fiscal 1999 on the Grant Date, each non-employee Director was granted options to purchase 2,000 shares of Class A Common Stock under the Directors' Plan.

Compensation Committee Interlocks and Insider Participation

      The members of the Company's compensation committee are Messrs. Murphy and Moran, neither of whom is an executive officer of the Company. Mr. Murphy also serves on the compensation committee of CIRCOR International, Inc. and neither he nor anyone who is an executive officer of the Company is an executive officer of CIRCOR.

Pension Plan

      The Company maintains a qualified noncontributory defined benefit pension plan (the "Pension Plan") for eligible salaried employees of the Company and its subsidiaries, including the named executive officers specified in the "Summary Compensation Table" above and it maintains a nonqualified noncontributory defined benefit supplemental plan (the "Supplemental Plan") generally for certain highly compensated employees. The eligibility requirements of the Pension Plan are attainment of age 21 and one year of service of 1,000 or more hours. The assets of the Pension Plan are maintained in a trust fund at State Street Bank and Trust Company. The Pension Plan is administered by the Pension Plan Committee, which is appointed by the Board of Directors of the Company. Annual contributions to the Pension Plan are computed by an actuarial firm based on normal pension costs and a portion of past service costs. The Pension Plan provides for monthly benefits to, or on behalf of, each covered employee at age 65 and has provisions for early retirement after ten years of service and attainment of age 55 and surviving spouse benefits after five years of service. Covered employees who terminate employment prior to retirement with at least five years of service are vested in their accrued retirement benefit. The Pension Plan is subject to the Employee Retirement Income Security Act of 1974, as amended.

      The annual normal retirement benefit for employees under the Pension Plan is 1.67% of Final Average Compensation (as defined in the Pension Plan) multiplied by years of service (maximum 25 years), reduced by the Maximum Offset Allowance (as defined in the Pension Plan). For the 1997, 1998 and 1999 Pension Plan years, Annual Compensation in excess of $160,000 per year is disregarded under the Pension Plan ($150,000 for years prior to 1997) for all purposes. However, benefits accrued prior to the 1994 plan year may be based on compensation in excess of $150,000. Compensation recognized under the Pension Plan includes base salary and annual bonus.

      The Supplemental Plan provides additional monthly benefits to (i) a select group of key executives, (ii) to individuals who were projected to receive reduced benefits as a result of changes made to the Pension Plan to comply with the Tax Reform Act of 1986 and (iii) to executives who will be affected by IRS limits on Pension Plan Compensation. Tier one benefits are provided to a select group of key executives. The annual benefit under this tier payable at normal retirement is equal to the difference between (1) 2% of the highest three year average pay multiplied by years of service up to ten years, plus 3% of average pay times years of service in excess of ten years, to a maximum of 50% of average pay and (2) the annual benefit payable under the Pension Plan described above. Normal retirement under this tier is age 62.

      Tier two benefits are provided to individuals not covered under Tier one who were projected to receive reduced benefits as a result of changes made to the Pension Plan to comply with the Tax Reform Act of 1986. The annual normal retirement benefit payable under this tier is equal to the difference between (1) the pre-Tax Reform Act formula of 45% of Final Average Compensation less 50% of the participant's Social Security Benefit, the result prorated for years of service less than 25, and (2) the Pension Plan formula above with Annual Compensation in excess of $186,667 disregarded for 1997, 1998, and 1999 ($175,000 for years prior to 1997). For the 1999 Plan Year, Annual Compensation in excess of $339,475 is disregarded for all purposes under Tier two of the Supplemental Plan. Tier three benefits are provided to individuals not covered under Tier one or Tier two who will be affected by IRS limits on Pension Plan compensation. The annual normal retirement benefit payable under this tier is based on the Pension Plan formula set forth above, with Annual Compensation in excess of $271,580 disregarded. Compensation recognized under the Supplemental Plan is W-2 pay, including amounts deferred under the Management Stock Purchase Plan and pursuant to Sections 401 and 125 of the Internal Revenue Code, but excluding income realized upon the exercise of stock options.

The following table illustrates total annual normal retirement benefits (payable from both the Pension Plan and from the Supplemental Plan and assuming attainment of age 62 during 1999) for various levels of Final Average Compensation and years of benefit service under Tier one of the Supplemental Plan, prior to application of the Social Security offset, which is an integral part of the benefits payable under the Supplemental Plan.

                    Estimated Total Annual Retirement Benefit
                 (Pension Plan plus Supplemental Plan, Tier one)

Final Average Compensation for                     Based on Years of Service(1)
Three Highest Consecutive Years
  in Last 10 Years:                      5 Years     10 Years      15 Years      20 Years
$100,000.................................$10,000      $20,000       $35,000       $50,000
 150,000..................................15,000       30,000        52,500        75,000
 200,000..................................20,000       40,000        70,000       100,000
 250,000..................................25,000       50,000        87,500       125,000
 300,000..................................30,000       60,000       105,000       150,000
 350,000..................................35,000       70,000       122,500       175,000
 400,000..................................40,000       80,000       140,000       200,000
 450,000..................................45,000       90,000       157,500       225,000
 500,000..................................50,000      100,000       175,000       250,000
 550,000..................................55,000      110,000       192,500       275,000
 600,000..................................60,000      120,000       210,000       300,000

------------
(1) The annual Pension Plan benefit is computed on the basis of a straight life annuity.

The following table illustrates total annual normal retirement benefits (payable from both the Pension Plan and from the Supplemental Plan and assuming attainment of age 65 during 1999) for various levels of Final Average Compensation and years of benefit service under Tier two of the Supplemental Plan, prior to application of the Social Security offset, which is an integral part of the benefits payable under the Supplemental Plan.

                    Estimated Total Annual Retirement Benefit
                 (Pension Plan plus Supplemental Plan, Tier two)

Final Average Compensation for                             Based on Years of Service(1)
Five Highest Consecutive Years                                                            25 Years
  in Last 10 Years:                              10 Years     15 Years      20 Years       or more
$100,000..........................................$18,000      $27,000       $36,000       $45,000
 150,000...........................................27,000       40,500        54,000        67,500
 200,000...........................................31,714       47,570        63,427        79,284
 250,000...........................................40,714       61,070        81,427       101,784
 300,000...........................................49,714       74,570        99,427       124,284
 350,000...........................................52,989       79,484       105,978       132,473

----------
(1) The annual Pension Plan benefit is computed on the basis of a straight life annuity.

      Messrs. Timothy P. Horne, Bloss, Fifer, McAvoy, and McCartney have 40, 6, 6, 18, and 14 years, respectively, of benefit service under the Pension Plan. Messrs. Bloss, McAvoy and Fifer are eligible for Tier one benefits, and Messrs. Horne and McCartney are eligible for Tier two benefits. Eligible employees are currently limited to a maximum annual benefit under the Pension Plan of $130,000 (subject to cost of living adjustments) under Internal Revenue Code requirements regardless of their years of service or Final Average Compensation. Accordingly, under current salary levels and law, Mr. Timothy P. Horne's annual benefit would be limited to such amount.

Employment, Termination, Supplemental and Deferred Compensation Agreements

      On September 1, 1996 the Company and Timothy P. Horne entered into a new Employment Agreement (the "1996 Employment Agreement") that terminated and superseded all prior employment agreements between the Company and Mr. Horne. The 1996 Employment Agreement provides for annual base salary of at least $660,000 plus other benefits and bonuses generally available to senior executives of the Company. The 1996 Employment Agreement provides for the employment of Mr. Horne as Chairman of the Board and Chief Executive Officer of the Company for a period of three years until August 31, 1999 and thereafter for consecutive one year period automatic renewals unless otherwise terminated. The 1996 Employment Agreement is terminable by Mr. Horne on thirty days notice. Under the 1996 Employment Agreement, if Mr. Horne shall, without his consent, cease to be, or cease to have the responsibilities and duties of, Chairman of the Board of Directors of the Company and Chief Executive Officer other than for a willful illegal act relating to the performance of his duties, or if he shall be assigned duties inconsistent with those previously performed by him, he shall be entitled to terminate his employment upon notice and, if so terminated, he shall be entitled to receive a severance payment equal to two times the base salary in effect on the date of termination.

      On September 1, 1996 the Company and Timothy P. Horne entered into a new Supplemental Compensation Agreement (the "1996 Supplemental Compensation Agreement") that terminated and superseded a prior Supplemental Compensation Agreement. Under the 1996 Supplemental Compensation Agreement, Timothy P. Horne is entitled to receive annual payments during his lifetime following his retirement or other termination of employment with the Company equal to the greater of (a) one half of the average of his base salary for the three years immediately preceding such retirement or termination or (b) $400,000. During this period Mr. Horne will be available as a consultant to the Company for 300 to 500 hours per year.

      Timothy P. Horne is also entitled under a Deferred Compensation Agreement to retirement benefits aggregating $233,333 payable over a period of 28 consecutive months commencing upon the earliest of his retirement, attainment of the age of 65 or other termination of employment. The Deferred Compensation Agreement represents compensation which Mr. Horne deferred prior to the Company's past three fiscal years. The Company has fully expensed its obligations under this Deferred Compensation Agreement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Principal And Management Stockholders

      The following table sets forth certain information concerning shares of Class A Common Stock and Class B Common Stock held by (i) all beneficial owners of 5% or more of either class of the Company's common stock, (ii) each Director of the Company and (iii) the Chief Executive Officer, the four other most highly compensated executive officers listed in the Summary Compensation Table and, as a group, all executive officers, and Directors of the Company.

                                                                   Number of
                                                                    Shares
                                                                  Beneficially            Total Percent(1)
Name of Beneficial Owner(2)                                        Owned(1)(3)           Equity      Voting
Timothy P. Horne(4)...............................................9,384,516 (5)(6)(7)     35.1%       81.3%
Gabelli Group Capital Partners, Inc...............................2,248,300 (14)(23)       8.5         2.0
George B. Horne(4)(9).............................................2,124,600 (6)(9)(10)     8.0        19.0
Frederic B. Horne.................................................1,840,473 (8)            7.0         3.6
Franklin Resources, Inc...........................................1,381,550 (14)(15)       5.2         1.2
Daniel W. Horne(4)(11)............................................1,335,840 (6)(10)(11)    5.0        11.9
Deborah Horne(4)(12)..............................................1,335,840 (6)(10)(12)    5.0        11.9
Peter W. Horne(4)(13).............................................1,335,840 (7)(13)        5.0        11.1
Daniel J. Murphy, III............................................ 1,256,321 (7)(16)        4.7        11.1
Gordon W. Moran......................................................17,000 (14)(16)        *           *
Roger A. Young............................................................0                 -           -
David A. Bloss, Sr....................................................9,000 (14)(17)        *           *
Kenneth J. McAvoy....................................................92,000 (14)(18)        *           *
Michael O. Fifer.....................................................32,001 (14)(22)        *           *
William C. McCartney.................................................60,600 (14)(19)        *           *

All executive officers and Directors as a group (10 persons)......9,687,948 (20)(21)      35.9        81.4

*Less than one percent.

(1) The number of shares and the percentages have been determined as of October 21, 1999 in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). At that date, a total of 26,473,754 shares were outstanding, of which 9,485,247 were shares of Class B Common Stock entitled to ten votes per share and 16,988,507 were shares of Class A Common Stock entitled to one vote per share. Each share of Class B Common Stock is convertible into one share of Class A Common Stock.

(2) The address of each stockholder in the table is c/o Watts Industries, Inc., 815 Chestnut Street, North Andover, Massachusetts 01845, except that Frederic B. Horne's address is c/o Conifer Ledges, Ltd., 219 Liberty Square, Danvers, Massachusetts 01923 and Franklin Resources, Inc., address is 777 Mariners Island Blvd., San Mateo, California 94403 and Gabelli Group Capital Partners, Inc., address is One Corporate Center, Rye, New York 10586.

(3) "Beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). A person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

(4)   Timothy P. Horne, George B. Horne, Daniel W. Horne, Deborah Horne, Peter
      W. Horne, Tara Horne, Judith Rae Horne, and Daniel J. Murphy, III may be deemed a "group" as that term is used in Section 13(d)(3) of the Exchange Act.

      Shares of Class B Common Stock of the Company beneficially owned by each member of the Horne family named in the above table and in footnote 4 and any voting trust certificates in respect thereof are subject to a right of first refusal in favor of the other Horne family members (other than George B. Horne). The Company has granted registration rights with respect to the shares of Class B Common Stock beneficially owned by such Horne family members.

(5) Includes (i) 2,751,220 shares of Class B Common Stock and 62,742 shares of Class A Common Stock, beneficially owned by Timothy P. Horne (for purposes of this footnote, "Mr. Horne"), (ii) 1,335,840 shares held for the benefit of Daniel W. Horne, Mr. Horne's brother, under a revocable trust for which Mr. Horne serves as sole trustee, (iii) 1,335,840 shares held for the benefit of Deborah Horne, Mr. Horne's sister, under a trust for which Mr. Horne serves as sole trustee, which trust is revocable with the consent of the trustee, (iv) 1,235,840 shares held for the benefit of Peter W. Horne, Mr. Horne's brother, under a revocable trust for which Peter W. Horne serves as sole trustee, (v) 2,124,600 shares held for the benefit of George B. Horne, Mr. Horne's father, under a revocable trust for which Mr. Horne serves as co-trustee, (vi) 40,000 shares owned by Tara V. Horne, Mr. Horne's daughter, (vii) 207,740 shares held by Judith Rae Horne, Mr. Horne's wife, as trustee or custodian for Mr. Horne's minor daughter,
      (viii) 30,200 shares held for the benefit of Tara V. Horne, under an irrevocable trust for which Mr. Horne serves as trustee, (ix) 22,600 shares held for the benefit of Mr. Horne's minor daughter, under an irrevocable trust for which Mr. Horne serves as trustee and (x) 237,894 shares issuable upon the exercise of stock options exercisable currently or within 60 days of October 21, 1999. The shares noted in clause (iv) are held in a voting trust for which Mr. Horne serves as co-trustee. See footnote 7. A total of 2,751,220 of the shares of Class B Common Stock noted in clause (i), the shares noted in clauses (ii) and (iii), and (v) through (ix) of this footnote (7,848,040 shares in the aggregate) are held in a voting trust for which Mr. Horne serves as trustee. See footnote 6. All shares beneficially owned or which may be deemed beneficially owned by Mr. Horne are Class B Common Stock except 62,742 of the shares noted in clause (i) and all of the shares noted in clause (x) of this footnote.

(6) All shares of Class B Common Stock held by Timothy P. Horne, individually, all shares of Class B Common Stock held by trusts for the benefit of Daniel W. Horne, Deborah Horne, Tara V. Horne and Timothy P. Horne's minor daughter, George B. Horne, 207,740 shares of Class B Common Stock held by Judith Rae Horne, as custodian and trustee for her minor daughter, and 40,000 shares of Class B Common Stock held by Tara V. Horne (7,848,040 shares in the aggregate) are subject to the terms of The George B. Horne Voting Trust Agreement-1997 (the "1997 Voting Trust"). Under the terms of the 1997 Voting Trust, the trustee (currently Timothy P. Horne) has sole power to vote all shares subject to the 1997 Voting Trust. Timothy P. Horne, for so long as he is serving as trustee of the 1997 Voting Trust, has the power to determine in his sole discretion whether or not proposed actions to be taken by the trustee of the 1997 Voting Trust shall be taken, including the trustee's right to authorize the withdrawal of shares from the 1997 Voting Trust (for purposes of this footnote, the "Determination Power"). In the event that Timothy P. Horne ceases to serve as trustee of the 1997 Voting Trust, no trustee thereunder shall have the Determination Power except in accordance with a duly adopted amendment to the 1997 Voting Trust. Under the terms of the 1997 Voting Trust, in the event Timothy P. Horne ceases to serve as trustee of the 1997 Voting Trust, then Daniel J. Murphy, III, a director of the Company, David F. Dietz, whose professional corporation is a partner in the law firm of Goodwin, Procter & Hoar LLP, and Walter J. Flowers, a partner in the law firm of Flowers and Lichtman (each, a "Successor Trustee" and collectively, the "Successor Trustees"), shall thereupon become co-trustees of the 1997 Voting Trust. At any time, Timothy P. Horne, if then living and not subject to incapacity, may designate up to two additional persons, one to be designated as the primary designee (the "Primary Designee") and the other as the secondary designee ("Secondary Designee"), to serve in the stead of any Successor Trustee who shall be unable or unwilling to serve as a trustee of the 1997 Voting Trust. Such designations are revocable by Timothy P. Horne at any time prior to the time at which such designees become a trustee. If any of the Successor Trustees is unable or unwilling or shall otherwise fail to serve as a trustee of the 1997 Voting Trust, or after becoming a co-trustee shall cease to serve as such for any reason, then a third person shall become a co-trustee with the remaining two trustees, in accordance with the following line of succession: first, any individual designated as the Primary Designee, next, any individual designated as the Secondary Designee, and then, an individual appointed by the holders of a majority in interest of the voting trust certificates then outstanding. In the event that the Successor Trustees shall not concur on matters not specifically contemplated by the terms of the 1997 Voting Trust, the vote of a majority of the Successor Trustees shall be determinative. No trustee or Successor Trustee shall possess the Determination Power unless it is specifically conferred upon such trustee pursuant to the provisions of the 1997 Voting Trust.

      The 1997 Voting Trust expires on August 26, 2021, subject to extension on or after August 26, 2019 by stockholders (including the trustee of any trust stockholder, whether or not such trust is then in existence) who deposited shares of Class B Common Stock in the 1997 Voting Trust and are then living or, in the case of shares in the 1997 Voting Trust the original depositor of which (or the trustee of the original depositor of which) is not then living, the holders of voting trust certificates representing such shares. The 1997 Voting Trust may be amended by vote of the holders of a majority of the voting trust certificates then outstanding and by the number of trustees authorized to take action at the relevant time or, if the trustees (if more than one) do not concur with respect to any proposed amendment at any time when any trustee holds the Determination Power, then by the trustee having the Determination Power. In certain cases (i.e., changes to the extension, termination and amendment provisions), each individual depositor must also approve amendments. Shares may not be removed from the 1997 Voting Trust during its term without the consent of the requisite number of trustees required to take action under the 1997 Voting Trust. Voting trust certificates are subject to any restrictions on transfer applicable to the stock which they represent.

      Timothy P. Horne holds 35.1% of the total beneficial interest in the 1997 Voting Trust (the "Beneficial Interest") individually, 17.0% of the Beneficial Interest as trustee of a revocable trust, 17.0% of the Beneficial Interest as trustee of a trust revocable with the consent of the trustee, 26.8% of the Beneficial Interest as co-trustee of a revocable trust and 0.7% of the Beneficial Interest as trustee of two irrevocable trusts (representing an aggregate of 96.85% of the Beneficial Interest). George B. Horne holds 26.8% of the Beneficial Interest as co-trustee of a revocable trust. Tara V. Horne, individually and as beneficiary of an irrevocable trust holds 0.9% of the Beneficial Interest, and Judith Rae Horne, as trustee or custodian for Timothy P. Horne's minor daughter, holds 2.7% of the Beneficial Interest.

7. Includes 1,235,840 shares of Class B Common Stock which are beneficially owned by Peter W. Horne, as trustee and beneficiary of a revocable trust for Peter W. Horne, which are subject to the terms of the Horne Family Voting Trust Agreement-1991 (the "1991 Voting Trust"). Under the terms of the 1991 Voting Trust, the two trustees (currently Timothy P. Horne and Daniel J. Murphy, III) have sole power to vote all shares subject to the 1991 Voting Trust. However, as long as Timothy P. Horne is serving as a trustee of the 1991 Voting Trust, Timothy P. Horne generally has the right to vote all shares subject to such trust in the event that the trustees do not concur with respect to any proposed action, including any exercise of the trustee's right to authorize the withdrawal of shares from the 1991 Voting Trust (for purposes of this footnote, the "Determination Power"). The sole exception to the Determination Power is that the concurrence of Timothy P. Horne and Daniel J. Murphy, III is required for the voting of shares in connection with any vote involving the election or removal of directors of the Company. Under the terms of the 1991 Voting Trust, Timothy P. Horne has the authority to designate up to two successor trustees. Timothy P. Horne has not designated any such successor trustee. If each of Timothy P. Horne and Mr. Murphy ceases to serve as a trustee for any reason, and no successor trustee has been designated, the holders of a majority of the voting trust certificates then outstanding have the right to designate successor trustees as necessary under the terms of the 1991 Voting Trust. Under the terms of the 1991 Voting Trust, Timothy P. Horne, the Chairman of the Board of Directors and Chief Executive Officer of the Company, and George B. Horne, the father of Timothy P. Horne, can collectively agree to revoke the designation of any successor before he begins to serve or to appoint a new designated successor. If one or more of such Horne family members are unable to take such action, this power rests in the survivor or survivors of them.

      The 1991 Voting Trust expires on October 31, 2001, subject to extension on or after October 31, 1999 by stockholders (including the trustee of any trust stockholder, whether or nor such trust is then in existence) who deposited shares of Class B Common Stock in the 1991 Voting Trust, are then living and continue to hold voting trust certificates under the 1991 Voting Trust or, in the case of shares in the 1991 Voting Trust the original depositor of which (or the trustee of the original depositor of which) is not then living, the holders of voting trust certificates representing such shares. The 1991 Voting Trust may be amended or terminated by vote of the holders of a majority of the voting trust certificates then outstanding and, while one or more of Timothy P. Horne and their successor designated as described in the preceding paragraph is serving as trustee, the trustees. Shares may not be removed from the trust during its term without the consent of the trustees.

(8) The information relating to the number and nature of Frederic B. Horne's beneficial ownership is based on a Schedule 13D filed with the Securities and Exchange Commission on October 8, 1999 by Frederic B. Horne (for purposes of this footnote, "Mr. Horne"). The equity and voting percentages were calculated as of October 21, 1999. Includes (i) 215,323 shares of Class B Common Stock and 1,391,550 shares of Class A Common Stock, beneficially owned by Mr. Horne, (ii) 22,600 shares of Class B Common Stock held for the benefit of Mr. Horne's minor daughter, under an irrevocable trust for which Mr. Horne serves as trustee, (iii) 11,000 shares of Class B Common Stock beneficially owned by Mr. Horne's minor daughter for which Mr. Horne is custodian, and (iv) 200,000 shares of Class A Common Stock beneficially owned by Mr. Horne as trustee pursuant to an irrevocable trust for the benefit of Mr. Horne, his minor daughter and future descendants.

(9)   Consists of 2,124,600 shares held in a revocable trust for which Timothy
      P. Horne and George B. Horne serve as co-trustees. All of such shares are subject to the 1997 Voting Trust. See footnote 6.

(10)  All shares are Class B Common Stock.

(11) Shares are held in a revocable trust for which Timothy P. Horne serves as sole trustee, and are subject to the 1997 Voting Trust. See footnote 6.

(12) Shares are held in a trust for which Timothy P. Horne serves as sole trustee, which trust is revocable with the consent of the trustee, and are subject to the 1997 Voting Trust. See footnote 6.

(13) All shares are Class B Common Stock except for 100,000 shares of Class A Common Stock. The shares of Class B Common Stock are held in a revocable trust for which Peter W. Horne serves as sole trustee, and are subject to the 1991 Voting Trust. See footnote 7.

(14) All shares are shares of Class A Common Stock or options to purchase Class A Common Stock which are exercisable currently or within 60 days of October 21, 1999.

(15) The information is based on a Schedule 13G filed with the Securities and Exchange Commission by Franklin Resources, Inc., Franklin Advisory Services, Inc., Charles B. Johnson and Rupert H. Johnson, Jr. reporting their aggregate holdings of shares of Class A Common Stock as of December 30, 1998. Franklin Advisory Services, Inc., has stated in the Schedule 13G that it is an investment adviser registered under the Investment Advisers Act of 1940. Franklin Resources, Inc. has stated in its Schedule 13G that its direct or indirect investment advisory subsidiaries have all investment and/or voting power of the shares.

(16) Includes 16,000 shares of Class A Common Stock issuable upon the exercise of stock options under the 1991 Non-Employee Directors' Nonqualified Stock Option Plan.

(17) Includes (i) 1,000 shares of Class A Common Stock held by Mr. Bloss' spouse and (ii) 8,000 shares of Class A Common Stock. Mr. Bloss resigned as President, Chief Operating Officer and Director of the Company on October 18, 1999. Mr. Bloss became Chairman of the Board, Chief Executive Officer and President of CIRCOR International, Inc. on October 18, 1999 when CIRCOR was spun-off from the Company.

(18) Represents 92,000 shares of Class A Common Stock issuable upon the exercise of stock options which are exercisable currently or within 60 days of October 21, 1999.

(19) Represents 60,600 shares of Class A Common Stock issuable upon the exercise of stock options which are exercisable currently or within 60 days of October 21, 1999.

(20) Includes (i) 9,088,230 shares of Class B Common Stock, (ii) 78,324 shares of Class A Common Stock, and (iii) 521,394 shares of Class A Common Stock issuable upon the exercise of stock options which are exercisable currently or within 60 days of October 21, 1999.

(21) Shares of Class B Common Stock of the Company held by members of management other than Horne family members are subject to a right of first refusal in favor of the Company.

(22) Includes (i) 801 shares of Class A Common Stock, (ii) 300 shares of Class A Common Stock held by Mr. Fifer for three minor children and (iii) 30,900 shares of Class A Common Stock issuable upon the exercise of stock options presently or within 60 days of October 21, 1999.

(23) The information is based on a Schedule 13D filed with the Securities and Exchange Commission by Gabelli Group Capital Partners, Inc., Gabelli Funds, LLC, Gabelli Asset Management, Inc., GAMCO Investors, Inc., Mario
      J. Gabelli and Marc J. Gabelli reporting their aggregate holdings of shares of Class A Common Stock as of October 19, 1999. Messrs. Mario J. Gabelli and Marc J. Gabelli directly and indirectly control the entities filing the Schedule 13D which entities are primarily investment advisers to various institutional and individual clients, including registered investment companies and pension plans, as broker/dealer and as general partner of various private investment partnerships. The reporting persons and other related entities have the sole power to vote or direct the vote and sole power to dispose or to direct the disposition of the shares.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The Distribution was completed on October 18, 1999. After the Distribution, the Company and CIRCOR will have continuing obligations to one another as described below. See Item 1., Business, for a description of the Distribution.

                      RELATIONSHIP BETWEEN CIRCOR AND WATTS

      This section describes the primary agreement between CIRCOR and the Company that will define the ongoing relationship between them and their subsidiaries and affiliates after the Distribution and will provide for an orderly separation of the two companies. The following description of the Distribution Agreement summarizes the material terms of such agreement. The agreement was filed as an exhibit to this report.

Distribution Agreement

      The Company has entered into a distribution agreement with CIRCOR providing for, among other things, the principal corporate transactions required to effect the distribution, the conditions precedent to the distribution, the allocation between the Company and CIRCOR of certain assets and liabilities, the settlement of intercompany accounts between the Company and CIRCOR, indemnification obligations of the Company and CIRCOR, and certain other transition arrangements.

      The distribution agreement provides generally that all assets and liabilities that are associated exclusively with the business of CIRCOR will be transferred to or retained by CIRCOR, including certain capitalized lease obligations and obligations under industrial revenue bonds totaling approximately $12.5 million. Under the distribution agreement, the Company will retain sole responsibility for all other external debt for borrowed money and other financings (including the Company's' publicly held bonds) with the exception of approximately $96 million outstanding under the Company credit facility, which will be assumed by CIRCOR. The distribution agreement provides that all assets and liabilities of the Company that are not identified or described as being the property or responsibility of CIRCOR will remain the property or responsibility of the Company.

      The Company and CIRCOR have each agreed to indemnify, defend and hold harmless the other party and its subsidiaries and their respective directors, officers, employees and agents from and against any and all damage, loss, liability and expense arising out of or due to the failure of the indemnitor or its subsidiaries to pay, perform or otherwise discharge any of the liabilities or obligations for which it is responsible under the terms of the distribution agreement, which include, subject to certain exceptions, all liabilities and obligations arising out of the conduct or operation of their respective businesses before, on or after the distribution date. The distribution agreement includes procedures for notice and payment of indemnification claims and provides that the indemnifying party may assume the defense of the claim or suit brought by a third party.

      The distribution agreement provides generally that a portion of the assets of the tax-qualified retirement plans currently maintained by the Company will be transferred after the distribution to similar qualified retirement plans established by CIRCOR. In the case of the Company 401(k) plan, the amount transferred will be the value of the accounts of employees of companies in the instrumentation and fluid regulation and petrochemical businesses. In the case of other Company pension plans, the portion of plan assets transferred will be based generally on the percentage of plan liabilities attributable to plan participants who will be CIRCOR employees after the distribution.

      CIRCOR and its subsidiaries have historically been included with the Company and its subsidiaries in a single consolidated group for United States federal income tax purposes. Under United States federal income tax law, each member of a consolidated group is jointly and severally liable for the United States federal income tax liability of each other member of the consolidated group. Accordingly, members of the CIRCOR group could be held liable by the IRS for federal income tax liabilities arising from periods beginning before the distribution date.

      The tax sharing provisions of the distribution agreement provide that the Company will be responsible for all domestic income taxes attributable to taxable periods beginning before the distribution date. For domestic income taxes attributable to taxable periods beginning on or after the distribution date, the tax sharing provisions of the distribution agreement provide that the Company will be responsible for domestic income taxes of the Company group, and that CIRCOR will be responsible for domestic income taxes of the CIRCOR group. The tax sharing provisions also provide that taxes other than domestic income taxes will be the responsibility of the Company or CIRCOR according to whether the tax is attributable to the assets or business operations of the Company group or the CIRCOR group.

      In addition, the tax sharing provisions of the distribution agreement provide that CIRCOR will indemnify the Company for taxes arising from any act or omission by CIRCOR which causes the distribution to be taxable. The tax sharing provisions of the distribution agreement also provide that the Company will indemnify CIRCOR for taxes arising from any act or omission by the Company which causes the distribution to be taxable.

      CIRCOR has agreed in the tax sharing provisions of the distribution agreement to engage in a public offering of a significant amount of CIRCOR stock within one year of the distribution in accordance with statements and representations made by the Company in its request for the ruling from the IRS regarding the distribution. The timing, completion and size of any public offering will be subject to market conditions. CIRCOR has also agreed in the tax sharing provisions of the distribution agreement not to engage within two years of the distribution in any merger, reorganization, acquisition, equity restructuring or other transaction that results in one or more individuals or entities acquiring a 50% or greater interest in CIRCOR. CIRCOR has also agreed in the tax sharing provisions of the distribution agreement that it will not take any action that is inconsistent with the statements and representations made by the Company in its request for the ruling from the IRS regarding the distribution. The Company has agreed in the tax sharing provisions of the distribution agreement not to engage within two years of the distribution in any merger, reorganization, acquisition, equity restructuring or other transaction that results in one or more individuals or entities acquiring a 50% or greater interest in the Company. The Company has also agreed in the tax sharing provisions of the distribution agreement that it will not take any action that is inconsistent with the statements and representations made by the Company in its request for the ruling from the IRS regarding the distribution. The tax sharing provisions of the distribution agreement provide, however, that CIRCOR or the Company may act or fail to act in a way contrary to the commitments referred to in this paragraph after first obtaining an opinion from Goodwin, Procter & Hoar LLP (or other mutually acceptable law firm) or a ruling from the IRS to the effect that such action (or inaction) will not cause the distribution to be taxable to either the Company or the Company's shareholders.

Other Relationships and Related Transactions

      Mr. Timothy P. Horne, a director of the Company, is also a director of CIRCOR and after the Distribution, beneficially owns voting securities entitled to approximately 81.3% of the voting power of the outstanding Company common stock and approximately 29.9% of the voting power of the outstanding CIRCOR common stock.

      Mr. Daniel J. Murphy, III, a director of the Company, is also a director of CIRCOR, and serves on each company's compensation committee. Mr. Murphy is not an executive officer of either company.

      Mr. David F. Dietz, a director of CIRCOR, has a professional corporation which is a partner of Goodwin, Procter & Hoar LLP, a law firm which provides legal services to both the Company and CIRCOR.

      George B. Horne, the father of Timothy P. Horne, receives monthly payments of $7,959 ($95,505 annually) from the Watts Industries, Inc. Retirement Plan for Salaried Employees.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   WATTS INDUSTRIES, INC.



                              By:  /s/ Kenneth J. McAvoy
                                   -------------------------------
                                   Kenneth J. McAvoy
                                   Chief Financial Officer and Treasurer
                                   (Principal Financial and Accounting Officer), Secretary, and Director

DATED: October 28, 1999