Form 10-Q
period 1999-09-30
WATTS INDUSTRIES INC
filed 1999-11-15
CIK 795403

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                           FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

 For the quarterly period ended September 30, 1999

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class					        Outstanding at October 29, 1999

Class A Common, $.10 par value					16,988,507

Class B Common, $.10 par value					9,485,247


WATTS INDUSTRIES, INC. AND SUBSIDIARIES

INDEX


Part I.  Financial Information
Page #

Item 1.  Financial Statements

 Consolidated Balance Sheets at
September 30, 1999 and June 30, 1999	3

Consolidated Statements of Income for
the Three Months Ended September 30, 1999 and
September 30, 1998	4

Consolidated Statements of Cash Flows
for the Three  Months Ended September 30, 1999 and
September 30, 1998	5

		Notes to Consolidated Financial Statements	6-9

	Item 2.	Management's Discussion and Analysis of Financial
		Condition and Results of Operations	10-15


Part II.	 Other Information

	Item 1.	Legal Proceedings	15-18

	Item 6.	Exhibits and Reports on Form 8-K	18

	Signatures	19

	Exhibit Index	20

	Exhibit 10.1   -Amendment No. 3 dated October 18, 1999, to
		           Letter of Credit, Reimbursement and Guaranty
		           Agreement dated September 1, 1994.

	Exhibit 10.2   - First Amendment dated October 18, 1999 to
		           Amended and Restated Revolving Credit
             Agreement dated March 27, 1998.

	Exhibit 27     - Financial Data Schedule - September 30, 1999  42

	Exhibit 27.1  - Restated Financial Data Schedule -September 30, 1998	43






PART I.  FINANCIAL INFORMATION
------------------------------
ITEM 1.  FINANCIAL STATEMENTS
        ----------------------
WATTS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share information)
(Unaudited)

                                                          Sept. 30,    June 30,
                                                            1999         1999
                                                          ---------    ---------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                             $    5,038   $   12,774
  Trade accounts receivable, less allowance for doubtful
     accounts of $6,971 at September 30, 1999 and $7,747
     at June 30, 1999                                       95,675       89,315
  Inventories, net:
     Raw materials                                          41,456       36,543
     Work in process                                         8,386        7,569
     Finished goods                                         63,608       66,440
                                                          ---------    ---------
        Total Inventories                                  113,450      110,552
  Prepaid expenses and other assets                         13,424       10,193
  Deferred income taxes                                     21,909       21,271
  Net current assets of discontinued operations            130,045      122,971
                                                          ---------    ---------
     Total Current Assets                                  379,541      367,076
                                                          ---------    ---------
PROPERTY, PLANT AND EQUIPMENT:
  Property, plant and equipment, at cost                   226,072      218,715
  Accumulated depreciation                                 (94,333)     (89,552)
                                                          ---------    ---------
     Property, plant and equipment, net                    131,739      129,163
                                                          ---------    ---------
OTHER ASSETS:
  Goodwill, net of accumulated amortization of $13,399 at
     March 31, 1999 and $11,708 at June 30, 1998            97,032       96,285
  Other                                                      8,884        9,027
  Net noncurrent assets of discontinued operations          35,162       36,191
                                                          ---------    ---------
TOTAL ASSETS                                            $  652,358   $  637,742
                                                          =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                      $   39,693   $   35,579
  Accrued expenses and other liabilities                    48,335       48,843
  Accrued compensation and benefits                         11,652       12,692
  Income taxes payable                                       5,076            0
  Current portion of long-term debt                          1,656        2,050
                                                          ---------    ---------
     Total Current Liabilities                             106,412       99,164
                                                          ---------    ---------
LONG-TERM DEBT, NET OF CURRENT PORTION                     117,197      118,916
DEFERRED INCOME TAXES                                       13,238       13,070
OTHER NONCURRENT LIABILITIES                                11,387       11,450
MINORITY INTEREST                                            7,703        7,487
STOCKHOLDERS' EQUITY:
  Preferred Stock, $.10 par value; 5,000,000 shares
     authorized; no shares issued or outstanding                -            -
  Class A Common Stock, $.10 par value; 80,000,000 shares
     authorized; 1 vote per share; issued and outstanding:
     16,972,507 shares at Sept.30, 1999 and 16,158,807
     shares at June 30, 1999                                 1,697        1,616
  Class B Common Stock, $.10 par value; 25,000,000 shares
     authorized; 10 votes per share; issued and outstanding:
     9,485,247 at Sept.30, 1999 and 10,285,247
     shares at June 30, 1999                                   949        1,029
  Additional paid-in capital                                36,438       36,069
  Retained earnings                                        370,050      364,089
  Accumulated other comprehensive income                   (12,713)     (15,148)
                                                          ---------    ---------
     Total Stockholders' Equity                            396,421      387,655
                                                          ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $  652,358   $  637,742
                                                          =========    =========
See accompanying notes to consolidated financial statements.

WATTS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share information)
(Unaudited)
                                                          Three Months Ended
                                                          --------------------
                                                          Sept. 30,    Sept. 30,
                                                            1999         1998
                                                          ---------    ---------
Net sales                                               $  130,330   $  113,269
Cost of goods sold                                          83,436       72,183
                                                          ---------    ---------
  GROSS PROFIT                                              46,894       41,086
Selling, general & administrative expenses                  31,281       27,763
                                                          ---------    ---------
  OPERATING INCOME                                          15,613       13,323
                                                          ---------    ---------
Other (income) expense:
  Interest income                                             (139)        (186)
  Interest expense                                           2,136        1,558
  Other, net                                                    66          231
                                                          ---------    ---------
                                                             2,063        1,603
                                                          ---------    ---------
  INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES     13,550       11,720
Provision for income taxes                                   4,508        3,827
                                                          ---------    ---------
  INCOME FROM CONTINUING OPERATIONS                          9,042        7,893
  Income from discontinued operations, net of taxes           (745)       4,495
                                                          ---------    ---------
  NET INCOME                                            $    8,297   $   12,388
                                                          =========    =========
Basic earnings per share :
  Continuing operations                                 $     0.34   $     0.29
  Discontinued operations                                    (0.03)        0.17
                                                          ---------    ---------
  NET INCOME                                            $     0.31   $     0.46
                                                          =========    =========
Weighted average number of shares (thousands)               26,448       27,018
                                                          =========    =========
Diluted earnings per share :
  Continuing operations                                 $     0.34   $     0.29
  Discontinued operations                                    (0.03)        0.17
                                                          ---------    ---------
  NET INCOME                                            $     0.31   $     0.46
                                                          =========    =========
Weighted average number of shares (thousands)               26,635       27,177
                                                          =========    =========
Dividends per common share                              $   0.0875   $   0.0875
                                                          =========    =========
See accompanying notes to consolidated financial statements.


WATTS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)
                                                          Three Months Ended
                                                          --------------------
                                                          Sept. 30,    Sept. 30,
                                                            1999         1998
                                                          ---------    ---------
OPERATING ACTIVITIES
  Net income from continuing operations                 $    9,042   $    7,893
  Adjustments to reconcile net income from continuing
     operations to net cash provided by continuing
     operating activities:
     Depreciation                                            4,240        3,432
     Amortization                                              779          893
     Deferred income taxes                                    (550)         192
     Loss on disposal of assets                                  9            0
     Equity in undistributed earnings of affiliates            (61)         (86)
     Changes in operating assets and liabilities, net of
        effects from acquisitions and dispositions:
        Accounts receivable                                 (5,257)      (6,852)
        Inventories                                         (2,038)       5,580
        Prepaid expenses and other assets                   (3,009)       1,085
        Accounts payable, accrued expenses and
           other liabilities                                 6,661       12,107
                                                          ---------    ---------
     Net cash provided by continuing operations              9,816       24,244
     Net cash used by discontinued operations               (7,559)      (8,922)
                                                          ---------    ---------
  Net cash provided by operating activities                  2,257       15,322
                                                          ---------    ---------
INVESTING ACTIVITIES
  Additions to property, plant and equipment                (5,593)      (4,393)
  Business acquisitions, net of cash acquired                    0         (406)
  Increase in other assets                                    (503)      (1,661)
  Net changes in short-term investments
  Discontinued operations:
        Additions to property, plant and equipment          (3,262)        (907)
        Proceeds from sale of property, plant and equip         45        1,019
        Business acquisitions, net of cash acquired              0      (66,862)
                                                          ---------    ---------
  Net cash used in investing activities                     (9,313)     (73,210)
                                                          ---------    ---------
FINANCING ACTIVITIES
  Proceeds from long-term borrowings                        20,089       12,851
  Payments of long-term debt                               (23,070)      (4,685)
  Proceeds from exercise of stock options                      233           20
  Dividends                                                 (2,319)      (2,363)
  Purchase of treasury stock                                     0            0
  Discontinued operations:
        Proceeds from long-term borrowings                  21,958       54,766
        Payments of long-term debt                         (17,421)      (2,424)
                                                          ---------    ---------
  Net cash provided by financing activities                   (530)      58,165
                                                          ---------    ---------
Effect of exchange rate changes on cash and
  cash equivalents                                            (150)       2,249
                                                          ---------    ---------
CHANGE IN CASH AND CASH EQUIVALENTS                         (7,736)       2,526
Cash and cash equivalents at beginning of period            12,774       10,767
                                                          ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $    5,038   $   13,293
                                                          =========    =========

See accompanying notes to consolidated financial statements.



WATTS INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

1.	In the opinion of management, the accompanying unaudited,
consolidated financial statements contain all necessary adjustments, consisting only of adjustments of a normal recurring nature, to present fairly Watts Industries, Inc.'s Consolidated Balance Sheet as of September 30, 1999, its Consolidated Statements of Income for the three months ended September 30, 1999 and 1998, and its Consolidated Statements of Cash Flows for the three months ended September 30, 1999 and 1998.

	The balance sheet at June 30, 1999 has been derived from the audited financial statements at that date. Certain amounts have been reclassified to conform with the fiscal period ended December 31, 1999 presentation. The accounting policies followed by the Company are described in the June 30, 1999 financial statements which are contained in the Company's 1999 Annual Report on Form 10-
K. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the 1999 Annual Report on Form 10-K.

2.	On December 15, 1998 the Company announced its plans to
separate its industrial, oil and gas businesses from its plumbing and heating and water quality businesses. To accomplish this separation, the Company continued its existing plumbing and heating and water quality business and transferred the industrial, oil and gas business to a new company, CIRCOR International, Inc. On October 18, 1999, the Company spun-off CIRCOR to the Watts' stockholders in the form of a pro-rata stock dividend. The Company received a Private Letter Ruling ("PLR") from the Internal Revenue Service confirming the tax-free treatment of the spin-off.

	Accordingly, the Company is treating its industrial, oil and gas business as a discontinued operation.

The following table summarizes the results of operations of the industrial, oil and gas group:

							                              Three Months Ended September 30

								                              1999		              1998



Net Sales							                   $  76,957	          $ 80,656
Costs and Expenses						              76,428             72,921
Income Before Income Taxes				           529              7,735
Income Taxes							                    1,274	             3,240
Income(Loss) from Discontinued
Operations,
     Net of Taxes						            $    (745)          $  4,495



Net assets of the industrial, oil, and gas group reported in the accompanying consolidated balance sheets consist of the following:

Balance Sheet 				                  September 30		June 30
					                                1999			       1999

Total Current Assets			         $     190,391		 $    185,028
Total Current Liabilities				         (60,346)	      (62,057)
     Net Current Assets		       $      130,045	 $    122,971


Total Non-Current Assets		      $      178,335		$    178,153
Total Non-Current Liabilities	        (143,173)		     (141,962)
     Net Non-Current Assets		   $       35,162		$       36,191

	The Company presently expects to incur approximately $8,600,000 of direct costs on an after-tax basis from the spin-off transaction and has accrued such a liability at September 30, 1999 As required by APB Opinion No. 30, the Company has fully offset these costs with operating income from its industrial, oil and gas businesses. Excluding the costs of this transaction, net earnings from discontinued operations would have been $1,688,000 for the three months ended September 30, 1999.

3.	The following tables set forth the reconciliation of the
calculation of earnings per share.

       				                    For the Three Months Ended September 30, 1999
					                        Income          Shares                 Per Share
                          (Numerator)      (Denominator)             Amount

Basic EPS
Income from Continuing
Operations               $  9,042,000        26,447,936             $   0.34
Loss from Discontinued
Operations                  (745,000)                                  (0.03)
Net Income               $  8,297,000                               $   0.31


Effect of Dilutive Securities
Common Stock Equivalents         -             186,624

Diluted EPS              $  8,297,000	      26,634,560               $  0.31


Options to purchase 771,600 shares of common stock at prices ranging from $22.13 to $25.38 were outstanding during the three-month period ended September 30, 1999. These options were not included in the related computations of diluted EPS since the exercise price of the options was greater than the average market price of the common shares during the period.



                                 For the Three  Months Ended September 30, 1998
					 	                                Income	      Share	        Per Share
						                               (Numerator)	 (Denominator)     Amount

Basic EPS
Income from Continuing Operations		$  7,893,000	   27,018,108	      $     .29
Income from Discontinued Operations	  4,495,000 	                         .17
Net Income					                     $12,388,000				                 $     .46

Effect of Dilutive Securities
Common Stock Equivalents			               -         	 159,172

Diluted EPS					                    $12,388,000		  27,177,280       $     .46


Options to purchase 838,700 shares of common stock at prices ranging from $22.13 to $25.38 were outstanding during the three-month period ended September 30, 1998. These options were not included in the related computations of diluted EPS since the exercise price of the options was greater than the average market price of the common shares during the period.

4. Segment Information - the following table presents certain operating segment information:

				                       North				                  Corporate
(Thousand of dollars)	     America 	  Europe   Asia  Adjustments  Consolidated

Three months ended
September 30, 1999:

Net Sales	                $98,755    $27,812  $3,763	 $   -         $130,330
Operating income	          11,391      3,932     597    (307)         15,613


Three months ended
September 30, 1998:

Net Sales	                $89,649    $19,506  $4,114  	$  -         $113,269
Operating income	          10,285      2,620     516     (98)         13,323


The above operating segments are presented on a basics consistent with the presentation included in the Company's June 30, 1999 financial statements. There have been no material changes in the identifiable assets of the individual segments since June 30, 1999.


5.	The Company uses foreign currency forward exchange contracts to reduce the impact of currency fluctuations on certain anticipated purchase transactions that are expected to occur within the fiscal year and other known currency exposures. At September 30, 1999 subsidiaries in the Company's Discontinued Operations had forward contracts to buy foreign currencies with a face value of $
9 million. These contracts mature on various dates between October 1999 and March 2000 and have a fair market value of $ 8.4 million at September 30, 1999. The counter parties to these contracts are major financial institutions. The risk of loss to the Company in the event of non-performance by a counter party is not significant.

The Company uses commodity futures contracts to fix the price on a certain portion of certain raw materials used in the manufacturing process. These contracts highly correlate to the actual purchases of the commodity and the contract values are reflected in the cost of the commodity as it is actually purchased. At September 30, 1999, the Company had outstanding commodity futures contracts with a notional value of $3.5 million and a fair value of $4.0 million.

6.	Effective July 1, 1998, the Company was required to adopt
Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting and presentation of comprehensive income and its components in financial statements. Accumulated other comprehensive income in the consolidated balance sheets as of September 30, 1999 and June 30, 1999 consists of cumulative translation adjustments. The Company's total comprehensive income was as follows:


								                         Three Months Ended September 30,

                                     1999	                1998



Income from Continuing Operations   $9,042                 $7,893
Income from Discontinued Operations   (745)                 4,495
Foreign Currency Translation
Adjustments                          2,435	                 5,062


Total Comprehensive Income         $10,732                $17,450


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
	  Management's Discussion and Analysis of Financial Condition and Results of Operations

		On December 15, 1998 the Company announced its plan to spin-off its industrial, oil and gas business as a separately traded public company, CIRCOR International, Inc. Under the terms of the spin-off, which was completed on October 18, 1999, the holders of Watts common stock received one share of CIRCOR common stock for every two shares of Watts stock held, The Company's results of operations have been restated to reflect CIRCOR as discontinued operations for all periods presented.


Results of Operations
Three Months Ended September 30, 1999 Compared to
Three Months Ended September 30, 1998

	Net sales for continuing operations increased $17,061,000
(15.1%) to $130,330,000. The increase in net sales is attributable to the following:

					                          (Revenue $'s 1999-1998)

Internal Growth                  $9,985,000      8.8%
Acquisitions	                    $8,311,000      7.3%
Foreign Exchange                ($1,235,000)    (1.0%)
Total Change                    $17,061,000     15.1%

This increase in net sales from internal growth is primarily attributable to increased unit shipments of North American plumbing and heating market. The growth in net sales from acquired companies is due to the inclusion of Cazzaniga S.p.A. of Biassono, Italy, which was acquired March 9, 1999. Excluding
Cazzaniga, shipments of European plumbing and heating market were 6.3% higher than last year.

	Gross profit increased $5,808,000 (14.1%), but decreased as a percentage of net sales from 36.3 percent to 36.0 percent. This percentage reduction is primarily attributable to production inefficiencies in certain US manufacturing locations and the inclusion of acquired companies currently operating at lower gross margins compared to the rest of the Company.

	Selling, general and administrative expenses increased $3,518,000 (12.7%) to $31,281,000. This increase is primarily attributable to inclusion of the selling, general and administrative expenses of Cazzaniga, and increased variable selling expenses primarily commissions and freight costs.

	Interest expense increased $578,000 in the quarter ended
September 30, 1999, primarily due to increased acquisition financing.

	The Company's effective tax rate for continuing operations increased from 32.6% to 33.3%. The increase is primarily attributable to acquired companies operating in higher tax rate jurisdictions than the rest of the Company.

	Net income from continuing operations increased $1,149,000
(14.6%) to $9,042,000.

Income from discontinued operations, net of taxes, decreased $5,240,000. The Company has recognized $2,433,000 in the current quarter of the estimated $8,600,000 net after-tax costs to execute the spin-off transaction. These costs include taxes, certain relocation costs, and professional fees. Excluding the cost of this transaction, net earnings would have declined $2,807,000 and diluted earnings per share would have decreased from 17 cents to 6 cents. Total sales from discontinued operations decreased $3,699,000 (4.8%) to $76,957,000. Domestic oil and gas valves experienced a decline of 12 percent in net sales. Please see Note 2 of the Notes to the Consolidated Financial Statements for a discussion of the Company's spin-off of its industrial, oil and gas business.

The changes in foreign exchange rates had an immaterial affect on net income for the quarter-to-date ended September 30, 1999.

Liquidity and Capital Resources

	During the three-month period ended September 30, 1999, the Company generated $9,816,000 in cash flow, from continuing operations, which was principally used to fund the purchase of $5,593,000 in capital equipment , pay cash dividends to common shareholders and pay down long term debt. Capital expenditures were primarily for manufacturing machinery and equipment as part of the Company's commitment to continuously improve its manufacturing capabilities. The Company's capital expenditure budget for the six months ended December 31, 1999 is $10,000,000.

	During the year ended June 30, 1999, the Company entered into a syndicated credit facility with a group of European banks in the amount of 40 millions Euros. This credit facility has several tranches which provide credit to the Company for a period up to five (5) years. The purpose of this credit facility is to fund acquisitions in Europe, support the working capital requirements of acquired companies, and for general corporate purposes. As of September 30, 1999, 23,500,000 Euro's ($25,011,000) were borrowed under this line of credit.

As of September 30, 1999 Watts had an unsecured $125 million line of credit facility to support the Company's acquisition program, working capital requirements of acquired companies, and for general corporate purposes. At September 30, 1999 the Company had $107 million outstanding on the line of credit and was in compliance with all banking covenants related to this facility. On the effective date of the spin-off, the Company amended its line of credit, reducing its available borrowing limit to $100 million.
The borrowing on the amended LOC outstanding after the October 18, 1999 spin-off was $21,000,000.

Working capital from continuing operations at September 30, 1999 was $143,084,000 compared to $144,941,000 at June 30, 1999.
The ratio of current assets to current liabilities was 2.3 to 1 at September 30, 1999 and 2.5 to 1 at June 30, 1999. Cash and cash equivalents were $5,038,000 at September 30, 1999 compared to $12,774,000 at June 30, 1999. Debt as a percentage of total capital employed was 34.6% at September 30, 1999 compared to 38.9% at June 30, 1999.

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

Year 2000 Compliance

	The Company has developed a comprehensive program to address its potential exposure to the Year 2000 issue. The Company manages the program by having each subsidiary and operating unit identify their own Year 2000 issues and develop appropriate corrective action steps, while instituting a series of management processes that coordinate and manage the program across the Company. The Company's Corporate Vice President of Administration has been assigned responsibility for the overall coordination and monitoring of the program, including establishment of policies, tracking progress, and leveraging solutions across Company.

	A significant portion of the Company's Year 2000 issues relative to its information technology systems are being addressed as part of the Company-wide initiative which began in fiscal 1997 to upgrade and replace its information systems. At September 30, 1999, approximately 95% of the Company's critical information technology systems and more than 95% of its other information technology systems have been replaced or upgraded and are Year 2000 compliant. The Company expects to complete the replacement or upgrade of the remaining systems before the end of 1999.

Inventories, assessments and remediation activities for non-information technology systems, including manufacturing equipment, were completed during the Fiscal Year Ended June 30, 1999.

The Company has identified critical vendors, suppliers of information processing services, customers, financial institutions and other third parties and surveyed their Year 2000 remediation
efforts.   Additionally, the Company has contacted all vendors and
third party suppliers in this regard. A preponderant majority of vendors responded. Vendors not responding and those determined not to be Year 2000 compliant have been replaced. This vendor survey and review process is complete. The cost of the program was immaterial. The Company did not utilize any independent verification processes to confirm that these vendor responses were reliable. However, the Company Purchasing Department personnel communicate regularly with critical vendors. This communication includes Year 2000 compliance confirmation.

In addition, the Company's operations depend on infrastructure in a number of foreign countries in which it operates, and, therefore, a failure of any of those infrastructures could adversely affect its operations. The Company's most significant foreign markets are: Canada, China, Germany, Italy and the United Kingdom. In these countries, the Company is not aware of any significant weaknesses in their infrastructure.

The Company has developed contingency plans for those few vendors it considers critical . These are essentially vendors that supply base raw materials and certain component parts. The contingency plans include increasing levels of on-site and consigned inventory. Additionally, raw materials are readily available and most can be supplied by a number of alternate vendors. These contingency plans are complete.

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

Despite the Company's comprehensive program the Company cannot be completely sure that issues will not develop or events occur that could have material adverse affects on the Company's results of operation or financial condition. Nevertheless, Watts does not expect a material failure. The Company's Year 2000 program is designed to minimize the likelihood of any failure occurring. The most reasonably likely worst case scenario is that a short-term disruption will occur with a small number of customers or suppliers requiring an appropriate response.

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

	The Company uses foreign currency forward exchange contracts to reduce the impact of currency fluctuations on certain intercompany purchase transactions that will occur within the fiscal year and other known foreign currency exposures. The notional amount of such contracts and the related realized and unrealized gains and losses as of September 30, 1999 are not material.

Other

	Certain statements contained herein are forward looking. Many factors could cause actual results to differ from these statements, including loss of market share through competition; introduction of competing products by other companies; pressure on prices from competitors, suppliers, and/or customers; regulatory obstacles;
lack of acceptance of new products; changes in the plumbing and heating and oil and gas markets; changes in global demand for the Company's products; changes in distribution of the Company's products; interest rates; foreign exchange fluctuations; cyclically of industries in which the Company markets certain of its products and general economic factors in markets where the Company's products are sold, manufactured or marketed; and other factors discussed in the Company's reports filed with the Securities and Exchange Commission.

In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The Company will adopt SFAS 133 no later than January 1, 2001. Its impact on the consolidated financial statements is still being evaluated, but it is not expected to be material.


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

The DWP's intervention filed on December 9, 1998 adopted the First Amended Complaint and added claims for breach of contract, fraud and deceit, negligent misrepresentation, and unjust enrichment. The DWP seeks past and future reimbursement costs, punitive damages, contract difference in value damages, treble damages, civil penalties under the False Claims Act and costs of the suit.
One of the lawsuit's allegations is the suggestion that because some of the purchased James Jones products are out of specification and contain more lead than the 85 bronze specified, a risk to public health might exist. This contention is predicated on the average difference of about 2% lead content in '81 bronze (6% to 8% lead) and '85 bronze (4% to 6% lead) alloys and the assumption that this would mean increased consumable lead in public drinking water. The evidence and discovery available to date indicate that this is not the case.

In addition, bronze that does not contain more than 8% lead, like 81 bronze, is approved for home plumbing fixtures by the City of Los Angeles, and the Federal Environmental Protection Agency defines metal for pipe fittings with no more than 8% lead as "lead free" under Section 1417 of the Federal Safe Drinking Water Act.

The Company intends to contest this matter vigorously, and discovery is currently under way. Presently, the Company cannot determine whether any loss will result from this litigation. See
Note 7 of the Notes to the Consolidated Financial Statements.

Product Liability

	Leslie Controls, Inc. and Spence Engineering Company, both former subsidiaries of the Company, are involved as third-party defendants in various civil product liability actions pending in the U.S. District Court, Northern District of Ohio. The underlying claims have been filed by present or former employees of various shipping companies for personal injuries allegedly received as a result of exposure to asbestos. The shipping companies contend that they installed in their vessels certain valves manufactured by Leslie Controls and/or Spence Engineering which contained asbestos. Leslie Controls is also a defendant in one similar matter pending in Superior Court of California, San Francisco County. Leslie Controls and Spence Engineering are subsidiaries of CIRCOR International, Inc., which was spun-off from the Company on October 18, 1999 (the "Distribution"). The liability associated with these claims remains with Leslie Controls and Spence Engineering, and the Company has resort to indemnification from CIRCOR for these asbestos claims.

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

	The Company is currently a party to or otherwise involved with various administrative or legal proceedings under federal, state or local environmental laws or regulations involving a number of sites, in some cases as a participant in a group of potentially responsible parties ("PRPs"). One of these sites, the San Gabriel Valley/El Monte, California water basin site, is listed on the National Priorities List. No allocation of remediation costs has been made with respect to the San Gabriel Valley site. The EPA has formally notified several entities that they have been identified as being potentially responsible parties with respect to the San Gabriel Valley site. As the Company was not included in this group, its potential involvement in this matter is uncertain at this point given that either the PRPs named to date or the EPA could seek to expand the list of potentially responsible parties.

With respect to the Sharkey Landfill, the Company was allocated .8144% of the remediation costs, an amount which was not material to the Company. No allocations were made to the date of the Distribution with respect to the Combe Landfill. In addition to the foregoing, the Solvent Recovery Service of New England site and the Old Southington landfill site, both in Connecticut, are on the National Priorities List, but, with respect thereto, there is resort to indemnification from third parties, and, based on information available to the Company prior to the Distribution, the Company believed it would be entitled to participate in a de minimis capacity.

	With respect to the Combe Landfill, the Company paid approximately $414,000 as its share of a $6.3 million settlement in a CERCLA cost recovery action filed by the U.S. Environmental Protection Agency. The New Jersey Department of Environmental Protection has filed a related claim with respect to the same site for approximately $5.5 million in the New Jersey Superior Court for Morris County. The state action has more defendants than the settled federal action, and part of the state claim is for future costs which may be subject to negotiation. Any liabilities with respect to the Sharkey Landfill, the Combe Landfill, the Solvent Recovery Service of New England site and the Old Southington Landfill site, remain with certain subsidiaries of CIRCOR, and the Company has resort to indemnification from CIRCOR for any liability associated with these sites.

During the quarter ending March 31, 1998, the Company received an administrative order from the New Hampshire Department of Environmental Services (the "NH DES") with respect to certain regulatory issues concerning its Franklin, New Hampshire operation. The Company has entered into an amended administrative order with the NH DES and has withdrawn its appeal of this matter. The state agency has recently proposed monetary sanctions which are subject to negotiation and to which the Company intends to respond.

Based on facts presently known to it, the Company does not believe that the outcome of environmental proceedings will have a material adverse effect on its financial condition or results of operations. Given the nature and scope of the Company's manufacturing operations, there can be no assurance that the Company will not become subject to other environmental proceedings and liabilities in the future which may be material to the Company. See Note 7 of the Notes to the Consolidated Financial Statements.




Other Litigation

	Other lawsuits and proceedings or claims, arising from the ordinary course of operations, are also pending or threatened against the Company and its subsidiaries. Based on the facts currently known to it, the Company does not believe that the ultimate outcome of these other litigation matters will have a material adverse effect on its financial condition or results of operation. See Note 7 of the Notes to the Consolidated Financial Statements.


Item 6.   Exhibits and Reports on Form 8-K

(a)  The exhibits are furnished elsewhere in this report.

(b) There were no reports filed on Form 8-K during the quarter ended September 30, 1999.





SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



							                                  WATTS INDUSTRIES, INC.



Date:	November 10, 1999					             By:/s/ Timothy P. Horne
				                                        Timothy P. Horne
								                                    Chairman and Chief
                                            Executive Officer




Date:   November 10, 1999 	              By:	/s/ Kenneth J. McAvoy
		                                           Kenneth J. McAvoy
	                                            Chief Financial Officer
                                             and Treasurer

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description

2.1		Distribution Agreement between Watts Industries, In. and CIRCOR
International, Inc. (7)

3.1		Restated Certificate of Incorporation, as amended.  (1)

3.2		Amended and Restated By-Laws, as amended May 11, 1999 (2).

10.1		Letter of Credit, Reimbursement and Guaranty Agreement dated
September 1, 1994 by and 		among the Registrant, Watts Regulator
Company and First Union National Bank (1), Amend-		ment No. 1
(3), Amendment No. 2 (4), and Amendment No. 3 dated October 18, 1999.*

10.2		Amended and Restated Revolving Credit Agreement dated March 27,
1998 between and 			among Watts Investment Company, certain
financial institutions, BankBoston N.A., as
	Administrative Agent, and the Registrant, as Guarantor (5), and
First Amendment to 			Amended and Restated Revolving Credit
Agreement dated October 18, 1999.*

11		Computation of Earnings per Share (6)

27		Financial Data Schedule - September 30, 1999*

27.1		Restated Financial Data Schedule - September 30, 1998*

 (1)		Incorporated by reference to the relevant exhibit to the
Registrant's Form 10-K for the 	year ended June 30, 1995.

(2)		Incorporated by reference to the relevant exhibit to the
Registrant's Form 10-Q for the 	quarter ended March 31, 1999.

(3)		Incorporated by reference to the relevant exhibit to the
Registrant's form 10-K for the year 	ended June 30, 1996.

(4)		Incorporated by reference to the relevant exhibit to the
Registrant's Form 10-K for the year 		ended June 30, 1997.

(5)		Incorporated by reference to the relevant exhibit to the
Registrant's Form 10-Q for the 			quarter ended March 31,
1998.

(6)		Incorporated by reference to the Notes to Consolidated
Financial Statements, Note 3, of this 	Report.

(7)		Exhibit 2.1 to CIRCOR International, Inc. Amendment No. 2 to
its registration statement on 	Form 10 filed on October 6, 1999.
(File No. 000-26961)

*Filed herewith.




22