Form 10-K
period 1999-12-31
WATTS INDUSTRIES INC
filed 2000-03-17
CIK 795403

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|_| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended _____________

                                       or

|X| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from July 1, 1999 to December 31, 1999

                         Commission file number 0-14787

                             WATTS INDUSTRIES, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                 04-2916536
                ---------                                ----------
        (State of incorporation)            (I.R.S. Employer Identification No.)

 815 Chestnut Street, North Andover, MA                     01845
 --------------------------------------                     -----
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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      Aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant on February 21, 2000 was $231,360,868.

      As of February 21, 2000, 16,903,484 shares of Class A Common Stock, $.10 par value, 9,485,247 shares of Class B Common Stock, $.10 par value, of the Registrant were outstanding.

Documents Incorporated by Reference

Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on April 26, 2000, are incorporated by reference into
Part III of this Report.

                                     PART I

Item 1. BUSINESS.

General

      Watts Industries, Inc., (the "Company") designs, manufactures and sells an extensive line of valves for the plumbing and heating and water quality industries. Watts has focused on the valve industry since its inception in 1874, when it was founded to design and produce steam regulators for New England textile mills. The Company was incorporated in Delaware in 1985. Today, the Company is a leading manufacturer and supplier of plumbing and heating and water quality valve products. The Company's growth strategy emphasizes expanding brand preference with customers, focusing on code development and enforcement, internal development of new valve products and entry into new markets for specialized valves and related products through diversification of its existing business, strategic acquisitions in related business areas, both domestically and abroad, and continued development of products and services for the home improvement, do it yourself (DIY) retail market.

      As previously announced, on October 18, 1999, the Company spun-off its industrial, oil and gas businesses into a separate publicly traded company, CIRCOR International, Inc. ("CIRCOR"). Under the terms of the spin-off transaction, the Company distributed to shareholders a tax-free dividend of one share of CIRCOR common stock for every two shares of Company common stock owned as of the record date by that shareholder (the "Distribution"). The Company will continue to manufacture and distribute plumbing and heating and water quality products through its three geographic business segments: North America, Europe, and Asia.

      On May 11, 1999, the Company's Board of Directors voted to amend the Company's By-Laws to change the Company's fiscal year from June 30th of each year to December 31st of each year. This report on Form 10-K covers the transition period of July 1, 1999 to December 31, 1999 ("fiscal 1999.5"). References to fiscal years 1999 and 1998 herein refer to the twelve months ended June 30, 1999 and June 30, 1998, respectively.

      The business description which follows describes the general development of the Company's plumbing and heating and water quality business for fiscal 1999.5. The Company's former industrial, oil and gas businesses were spun-off from the Company on October 18, 1999 and are described, as appropriate, as discontinued operations. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information on these discontinued operations.

      The Company's plumbing and heating and water quality product lines include safety pressure relief valves, water pressure regulators, backflow preventers for preventing contamination of potable water caused by reverse flow within water supply lines and for fire protection equipment, thermostatic mixing valves, ball valves, automatic control valves, water distribution manifolds, zone valves, thermostatic radiator valves, check valves, and valves for water service primarily in residential and commercial environments, and metal and plastic water supply/drainage products including stop valves, tubular brass products, faucets, drains, sink strainers, compression and flare fittings, and plastic tubing and braided metal hose connectors for residential construction and home repair and remodeling, and drain systems for laboratory drainage and high purity process installations.

      The Company's former industrial, oil and gas product lines included steam regulators and control devices for industrial, HVAC and naval/marine applications; pneumatic valve and motion switch products for medical, analytical, military and aerospace applications; ball valves, solenoid valves, cryogenic valves, pneumatic and electric actuators, strainers, relief valves, check valves, and butterfly valves for industrial applications; and needle valves, metering valves, plug valves, tube fittings, floating and trunnion ball valves, pipeline closures, specialty gate valves, oil field check valves, and large ball valves for the oil and gas, and chemical and petrochemical industries.

      Within a majority of the product lines the Company manufactures and markets, the Company believes that it has one of the broadest product lines in terms of the distinct designs, sizes and configurations of its valves. Products representing a majority of the Company's sales have been approved under regulatory standards incorporated into state and municipal plumbing and heating, building and fire protection codes, and similar approvals have been obtained from various agencies in the European market. The Company has consistently advocated the development and enforcement of performance and safety standards, and is committed to providing products to meet these standards, particularly for safety and control valve products. The Company maintains quality control and testing procedures at each of its manufacturing facilities in order to produce products in compliance with code requirements. Additionally, a majority of the Company's manufacturing subsidiaries have either acquired or are working to acquire ISO 9000, 9001 or 9002 certification from the International Organization for Standardization
(ISO).

      On March 9, 1999 a wholly-owned subsidiary of the Company acquired Cazzaniga S.p.A. ("Cazzaniga") located in Biassono, Italy near Milan. Cazzaniga, which had twelve (12) months sales prior to the acquisition of approximately $35 million, is an integrated manufacturer of plumbing and heating products including water distribution manifolds, zone valves, check valves, and their principal line of thermostatic radiator valves. The manufacturing plant features a yellow brass forging foundry, high speed chucking machines with robotics, automatic screw machines, and extensive automated assembly machines contained within a 211,000 square foot facility. During fiscal 1999.5, Cazzaniga's products were added to the Company's European distribution channels and some of the Company's other European manufacturing and warehousing operations were consolidated into Cazzaniga's facility.

      The Company relies primarily on commissioned representative organizations, some of whom maintain a consigned inventory of the Company's products, to market its product lines. These organizations, which accounted for approximately 73% of the Company's net sales in fiscal 1999.5, sell primarily to plumbing and heating wholesalers and DIY Market accounts. The Company also sells metal and plastic water supply/drainage products including valves, tubular brass products, faucets, drains, sink strainers, compression and flare fittings, plastic tubing and braided metal hose connectors for the residential construction and home repair and remodeling industries through do-it-yourself plumbing retailers, national catalog distribution companies, hardware stores, building material outlets and retail home center chains ("DIY Markets") and through the Company's existing plumbing and heating wholesalers. In addition, the Company sells products directly to certain large original equipment manufacturers (OEM's) and private label accounts, and maintains direct and indirect sales channels for water valves, relief valves, shut-off valves, check valves, butterfly valves, ball valves and flow meters to the heating, irrigation, and fire protection industries. The Company believes that sales to the residential construction market may be subject to cyclical variations to a greater extent than its other targeted markets. However, because the Company sells into different geographic areas, and to large and diverse customers, the potential adverse effects from cyclical variations tend to be mitigated. No assurance can be given that the Company will be protected from a broad downturn in the economy. There was no single customer which accounted for more than 10% of the Company's net sales in the fiscal 1999.5.

      The Company has a fully integrated and highly automated manufacturing capability including foundry operations, machining operations, plastic injection molding and assembly. The Company's foundry operations include metal pouring systems and automatic core making, yellow brass forging, mold making and pouring capabilities. The Company's acquisition of Cazzaniga adds yellow brass forging and machining capabilities to the Company's European operations. The Company's machining operations feature computer-controlled machine tools, high-speed chucking machines with robotics and automatic screw machines for machining bronze, brass, iron and steel components. The Company has invested heavily in recent years to expand its manufacturing base and to ensure the availability of the most efficient and productive equipment. The Company is committed to maintaining its manufacturing equipment at a level consistent with current technology in order to maintain high levels of quality and manufacturing efficiencies. As part of this commitment, the Company has spent a total of $79,166,000 on capital expenditures over the last three and one-half years. The Company has budgeted $17,500,000 for fiscal 2000 primarily for manufacturing machinery and equipment. See "Properties" below. The Company has also substantially completed its implementation of an integrated enterprise-wide software system in most of its U.S. and Canadian locations with a focus on inventory management, production scheduling, and electronic data interchange. This has enabled the Company to provide better service to customers, improve working capital management, lower transaction costs, and improve e-commerce capabilities. Capital expenditures were $10,293,000, $21,532,000, and $23,056,000 for fiscal 1999.5, 1999 and 1998, respectively. Depreciation and amortization for such periods were $9,225,000 $17,456,000, and $15,341,000, respectively.

      Three significant raw materials used in the Company's production processes are bronze ingot, brass rod, and cast iron. While the Company historically has not experienced significant difficulties in obtaining these commodities in quantities sufficient for its operations, there have been significant changes in their prices. The Company's gross profit margins are adversely affected to the extent that the selling prices of its products do not increase proportionately with increases in the costs of bronze ingot, brass rod, and cast iron. Any significant unanticipated increase or decrease in the prices of these commodities could materially affect the Company's results of operations. The Company manages this risk by monitoring related market prices, working with its suppliers to achieve the maximum level of stability in their costs and related pricing, seeking alternative supply sources when necessary and passing increases in commodity costs to its customers, to the maximum extent possible, when they occur. Additionally, on a limited basis, the Company uses commodity futures contracts to manage this risk. No assurances can be given that such factors will protect the Company from future changes in the prices for such raw materials. See Item 7A. "Quantitative and Qualitative Disclosures About Market Risk."

      The domestic and international markets for valves are intensely competitive and include companies possessing greater financial, marketing and other resources than the Company. Management considers product reputation, price, effectiveness of distribution and breadth of product line to be the primary competitive factors. The Company believes that new product development and product engineering are also important to success in the valve industry and that the Company's position in the industry is attributable in significant part to its ability to develop new and innovative products quickly and to adapt and enhance existing products. During fiscal 1999.5, the Company continued to develop new and innovative products to enhance market position and is continuing to implement manufacturing and design programs to reduce costs. The Company cannot be certain that its efforts to develop new products will be successful or that its customers will accept its new products. The Company employs approximately 38 engineers and technicians, which does not include engineers working in the Chinese joint venture, who engage primarily in these activities. Although the Company owns certain patents and trademarks that it considers to be of importance, it does not believe that its business and competitiveness as a whole is dependent on any one or more patents or trademarks or on patent or trademark protection generally.

      The Company's financial information by geographic business segment is contained in Note 16 of Notes to Consolidated Financial Statements incorporated herein by reference. From time to time, the Company's results of operations may be adversely affected by fluctuations in foreign exchange rates. Backlog was $28,889,000 at February 14, 2000 and $24,255,000 at August 14, 1999. The Company
does not believe that its backlog at any point in time is indicative of future operating results. Available funds and funds provided from the Company's operations are sufficient to meet anticipated capital requirements. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations", below as it relates to the impact of foreign exchange rates and capital requirements.

      As of December 31, 1999, the Company's domestic and foreign operations employed approximately 2,898 people, plus 830 employees in the Company's joint venture located in the People's Republic of China. There are no employees that are covered by collective bargaining agreements in the United States or Canada. The Company believes that its employee relations are excellent.

Executive Officers

Information with respect to the executive officers of the Company is set forth below:

      Name                     Position                                                      Age
      ----                     --------                                                      ---

Timothy P. Horne               Chairman of the Board, Chief Executive Officer                 61
                               and Director

William C. McCartney           Chief Financial Officer, Treasurer and Secretary               45

Michael O. Fifer               Corporate Vice President                                       42

Robert T. McLaurin             Corporate Vice President of Asian Operations                   68

Lester J. Taufen               General Counsel and Vice President of Legal Affairs,           56
                               and Assistant Secretary

      Timothy P. Horne joined the Company in September 1959 and has been a Director since 1962. Mr. Horne served as the Company's President from 1976 to 1978 and again from 1994 to April 1997. He has served as Chief Executive Officer since 1978 and he became the Company's Chairman of the Board in April 1986.

      William C. McCartney joined the Company in 1985 as Controller. He was appointed the Company's Vice President of Finance in 1994, and served as Corporate Controller of the Company from April 1988 to December 1999. Mr. McCartney was appointed Chief Financial Officer, Treasurer and Secretary on January 1, 2000.

      Michael O. Fifer joined the Company in May 1994 and was appointed the Company's Vice President of Corporate Development. He was recently appointed Corporate Vice President. Prior to joining the Company, Mr. Fifer was Associate Director of Corporate Development with Dynatech Corp., a diversified high-tech manufacturer, from 1991 to April 1994.

      Robert T. McLaurin was appointed Corporate Vice President of Asian Operations in August 1994. He served as the Senior Vice President of Manufacturing of Watts Regulator Co. from 1983 to August 1994. He joined Watts Regulator Company as Vice President of Manufacturing in 1978.

      Lester J. Taufen joined the Company in January 1999 as Associate Corporate Counsel. He was recently appointed General Counsel and Vice President of Legal Affairs, and Assistant Secretary. Prior to joining the Company, Mr. Taufen was employed for 13 years at Elf Atochem North America, Inc. serving as Senior Counsel.

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

James Jones Litigation

      On June 25, 1997, Nora Armenta sued James Jones Company, Watts Industries, Inc., which formerly owned James Jones, Mueller Co., and Tyco International (U.S.) Inc. in the California Superior Court for Los Angeles County with a complaint that sought tens of millions of dollars in damages. By this complaint and an amended complaint filed on November 4, 1998 ("First Amended Complaint"), Armenta, a former employee of James Jones, sued on behalf of 34 municipalities as a qui tam plaintiff under the California False Claims Act. Late in 1998, the Los Angeles Department of Water and Power ("DWP") intervened. Of the remaining 33 named municipalities, four (Burbank, Pomona, Santa Monica and South Gate) chose to intervene shortly before the Court-imposed deadline of July 15, 1999. The municipality of South Gate recently withdrew its intervention and will participate as a non-intervening city. The case will now go forward with the municipalities that have intervened.

      The First Amended Complaint alleges that the Company's former subsidiary (James Jones Company) sold products that did not meet contractually specified standards used by the named municipalities for their water systems and falsely certified that such standards had been met. Armenta claims that these municipalities were damaged by their purchase of these products, and seeks treble damages, legal costs, attorneys' fees and civil penalties under the False Claims Act.

      The DWP's intervention filed on December 9, 1998 adopted the First Amended Complaint and added claims for breach of contract, fraud and deceit, negligent misrepresentation, and unjust enrichment. The DWP seeks past and future reimbursement costs, punitive damages, contract difference in value damages, treble damages, civil penalties under the False Claims Act and costs of the suit.

      One of the First Amended Complaint's allegations is the suggestion that because some of the purchased James Jones products are out of specification and contain more lead than the `85 bronze specified, a risk to public health might exist. This contention is predicated on the average difference of about 2% lead content in `81 bronze (6% to 8% lead) and `85 bronze (4% to 6% lead) alloys and the assumption that this would mean increased consumable lead in public drinking water. The evidence and discovery available to date indicate that this is not the case.

      In addition, bronze that does not contain more than 8% lead, like `81 bronze, is approved for home plumbing fixtures by the City of Los Angeles, and the Federal Environmental Protection Agency defines metal for pipe fittings with no more than 8% lead as "lead free" under Section 1417 of the Federal Safe Drinking Water Act.

      The Company intends to contest this matter vigorously, and discovery is currently under way. Presently, the Company cannot determine whether any loss will result from this litigation. See Note 14 of the Notes to the Consolidated Financial Statements.

Product Liability

      Leslie Controls, Inc. and Spence Engineering Company, both former subsidiaries of the Company, were involved as third-party defendants in various civil product liability actions pending in the U.S. District Court, Northern District of Ohio. CIRCOR assumed these liabilities in connection with the Distribution, and the Company has resort to indemnification from CIRCOR for these claims.

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

      The Company is currently a party to or otherwise involved in various administrative or legal proceedings under federal, state or local environmental laws or regulations involving a number of sites. During the quarter ending March 31, 1998, the Company received an administrative order from the New Hampshire Department of Environmental Services (the "NHDES") with respect to management and storage of process wastes and various recordkeeping and permit renewal rules at its Franklin, New Hampshire operation. The NHDES has acknowledged compliance with its administrative order and has proposed monetary assessments which are currently being negotiated for the items identified in the administrative order. With respect to the Sharkey and Combe Landfills in New Jersey, and the Solvent Recovery Service of New England and the Old Southington Landfill sites in Connecticut, all of which were on the National Priorities List as of the date of the Distribution, and which were discussed in the Company's previous reports filed with the Securities and Exchange Commission, CIRCOR assumed all liability associated with these matters in connection with the Distribution and the Company has resort to indemnification from CIRCOR for these matters.

      Based on facts presently known to it, the Company does not believe that the outcome of these environmental proceedings will have a material adverse effect on its financial condition or results of operations. Given the nature and scope of the Company's manufacturing operations, there can be no assurance that the Company will not become subject to other environmental proceedings and liabilities in the future which may be material to the Company. See Note 14 of the Notes to the Consolidated Financial Statements.

Other Litigation

      Other lawsuits and proceedings or claims, arising from the ordinary course of operations, are also pending or threatened against the Company and its subsidiaries. Based on the facts currently known to it, the Company does not believe that the ultimate outcome of these other litigation matters will have a material adverse effect on its financial condition or results of operation. See
Note 14 of the Notes to the Consolidated Financial Statements.

Item 2. PROPERTIES.

      The Company maintains 22 facilities worldwide with its corporate headquarters located in North Andover, Massachusetts. The manufacturing operations include four casting foundries, two of which are located in the United States, one in Europe and one at Tianjin Tanggu Watts Valve Company Limited ("Tanggu Watts"), a joint venture located in the People's Republic of China, and it maintains one yellow brass forging foundry located in Italy. Castings and forgings from these foundries and other components are machined and assembled into finished valves at 16 manufacturing facilities located in the United States, Canada, Europe and China. Many of these facilities contain sales offices or warehouses from which the Company ships finished goods to customers and commissioned representative organizations. The vast majority of the Company's operating facilities and the related real estate are owned by the Company. The buildings and land located in Tianjin, People's Republic of China are leased by Tanggu Watts, under a lease agreement, the remaining term of which is approximately 25 years.

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

Item 3(b). See Part I, Item 1, "Product Liability, Environmental and Other
           Litigation Matters".

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      There were no matters submitted during the second and final quarter of the fiscal year covered by this Report to a vote of security holders through solicitation of proxies or otherwise.

                                     PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

Market Information

      The following tabulation sets forth the high and low sales prices of the Company's Class A Common Stock on the New York Stock Exchange during fiscal 1999.5, fiscal 1999 and fiscal 1998 and cash dividends paid per share. The prices of the Company's Class A Common Stock reported below were retroactively adjusted to reflect the effect of the spin-off of CIRCOR on October 18, 1999. No adjustments were made to the dividends reported.

                     High        Low      Dividend      High       Low       Dividend       High       Low      Dividend
                     -----------------------------      -----------------------------       ----------------------------
                                1999.5                               1999                               1998
                                ------                               -----                              -----
First Quarter        $16.32     $13.07      $.0875       $17.84    $12.10      $.0875       $20.36     $16.60     $.0775
Second Quarter        16.09      12.63       .0875        15.13     11.74       .0875        21.05      17.97      .0775
Third Quarter            --         --          --        12.47      8.99       .0875        23.02      19.12      .0875
Fourth Quarter           --         --          --        14.58      9.95       .0875        22.70      15.31      .0875

      There is no established public trading market for the Class B Common Stock of the Company, which is held exclusively by members of the Horne family and management. The principal holders of such stock are subject to restrictions on transfer with respect to their shares. Each share of Class B Common Stock (10 votes per share) of the Company is convertible into one share of Class A Common Stock (1 vote per share). Aggregate common stock dividend payments for fiscal 1999.5, 1999, and 1998 were $4,656,000, $9,358,000, and $8,936,000 respectively.
While the Company presently intends to continue to pay cash dividends, the Company expects that the payment of future dividends should reflect the reduced revenue and earnings base. The spin-off of CIRCOR reduced the Company's annual revenue base from approximately $800 million to $520 million. The payment of future cash dividends also depends upon the Board of Directors' assessment of the Company's earnings, financial condition, capital requirements and other factors.

      The number of record holders of the Company's Class A Common Stock as of February 21, 2000 was 179. The Company believes that the number of beneficial shareholders of the Company's Class A Common Stock was approximately 4,000 as of February 21, 2000. The number of record holders of the Company's Class B Common Stock as of February 21, 2000 was 9.

Item 6. SELECTED FINANCIAL DATA.

      The selected financial data set forth below should be read in conjunction with the Company's consolidated financial statements, related Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

FIVE YEAR FINANCIAL SUMMARY
(Amounts in thousands, except per share information)

                                                                  Six Months
                                                                  Ended
                                                                  12/31/99(1)(2)   1999          1998          1997         1996(3)
                                                                  --------------   ----          ----          ----         -------
Selected Data
Net sales from continuing operations                              $259,110       $474,458      $442,077      $447,235      $411,261
Income (loss) from continuing operations                            16,468         29,454        28,123        26,515       (24,824)
Income (loss) from discontinued operations, net of taxes            (1,266)         6,502        25,246        25,232       (25,461)
Net income (loss)                                                   15,242         35,956        53,369        51,747       (50,285)
Total assets                                                       487,078        637,742       552,896       526,366       370,454
Long-term debt, net of current portion                             123,991        118,916        71,647        94,841       111,715
Income (loss) per share from continuing operations-diluted            0.61           1.10          1.03          0.97         (0.84)
Income (loss) per share from discontinued operations-diluted         (0.05)          0.24          0.92          0.92         (0.86)
Net income (loss) per share-diluted                                   0.56           1.34          1.95          1.89         (1.70)
Cash dividends declared per common share                             0.175          0.350         0.330         0.295         0.265

1) On May 14, 1999, the Company filed a Form 10-Q in which it reported its decision to change its fiscal year end from June 30 to a calendar year. As a result the Company is reporting a six month transition period ending December 31, 1999. See Note 2 of the Notes to the Consolidated Financial Statements.
2) Fiscal 1999.5 net income includes an after-tax charge of $861,000 related to restructuring costs.
3) Fiscal 1996 net income includes an after-tax charge of $44,682,000 related to: restructuring costs of $22,390,000; an impairment of long-lived assets of $24,603,000; other charges of $9,878,000 principally for product liability costs, additional bad debt reserves and environmental remediation costs; and additional inventory valuation reserves of $6,566,000.

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

      On May 11, 1999, the Company's Board of Directors voted to amend the Company's By-Laws to change the Company's fiscal year end from June 30 to a calendar year. As a result the Company is reporting a six month transition period ending December 31, 1999.

Results of Operations
Six  Months Ended December 31, 1999 Compared to
Six  Months Ended December 31, 1998

      Net sales for continuing operations increased $31,531,000 (13.9%) to $259,110,000. The increase in net sales is attributable to the following:

                  Internal Growth              $19,896,000       8.7%
                  Acquisitions                 $17,061,000       7.5%
                  Foreign Exchange             ($5,426,000)     (2.3%)
                                               -----------     ------
                  Total Change                 $31,531,000      13.9%
                                               ===========     ======

      The increase in net sales from internal growth is primarily attributable to increased unit shipments in the North American segment. The growth in net sales from acquired companies is due to the inclusion of the net sales of Cazzaniga S.p.A. of Biassono, Italy, which was acquired March 9, 1999. The foreign exchange impact reflects the adverse affects of the Euro's devaluation during the period. Excluding Cazzaniga, shipments in the European plumbing and heating market were 9.2% higher than last year.

      Watts monitors its net sales in three geographical segments: North America, Europe and Asia. As outlined below, North America, Europe and Asia accounted for 73.9%, 22.6%, and 3.5% of net sales, respectively, in the six months ended December 31, 1999 compared to 77.1%, 19.1%, and 3.8%, respectively, in the six months ended December 31, 1998. The Company's net sales in these groups for the six months ended December 31, 1999 and 1998 were as follows:

                                           (in thousands)
                                       12/31/99       12/31/98        Change
                                       --------       --------       -------
                  North America        $191,349       $175,448       $15,901
                  Europe                 58,651         43,497        15,154
                  Asia                    9,110          8,634           476
                                       --------       --------       -------
                  Total                $259,110       $227,579       $31,531
                                       ========       ========       =======

      The increase in North America is due to increased unit sales. The increase in Europe is due to the Cazzaniga acquisition and increased unit sales, which were partially offset by the devaluation of the Euro.

      Gross profit increased $11,338,000 (13.8%) to $93,257,000 and remained constant as a percentage of net sales at 36.0%. This increase is attributable to increased net sales during the period.

      During the period ended December 31, 1999 the Company recorded a restructuring charge of $1,460,000 before taxes. The charge was comprised of severance costs of $1,299,000 and contract termination costs of $134,000 and other exit costs of $27,000. The Company is consolidating certain existing Italian manufacturing and warehouse facilities into the Cazzaniga facility in Biassono, Italy. The Company expects these projects, which include the termination of 29 employees, to be completed in fiscal 2000. The anticipated annual savings from these actions is $750,000. As of December 31, 1999, 10 employees have been released and $192,000 has been paid in severance.

      Selling, general and administrative expenses increased $5,441,000 (9.6%) to $62,239,000. This increase is primarily attributable to inclusion of the selling, general and administrative expenses of Cazzaniga and increased variable selling expenses, primarily commissions and freight costs.

      Operating income in the six months ended December 31, 1999 increased $4,437,000 (17.7%) to $29,558,000 due to the increased gross profit. Without the restructuring charge operating income would have increased by 23.5% and increased as a percentage of sales from 11.4% to 12.0%.

      The Company's operating income by segment for the six months ended December 31, 1999 and 1998 were as follows:

                                          (in thousands)
                                       12/31/99       12/31/98     Change
                                       --------       --------       -------
                  North America        $21,645        $18,151        $3,494
                  Europe                 7,252          5,682         1,570
                  Asia                     731            822           (91)
                  Corporate                (70)           466          (536)
                                       -------        -------        ------
                  Total                $29,558        $25,121        $4,437
                                       =======        =======        ======

      The increase in North America is due to increased net sales. The increase in Europe is primarily due to increased net sales and the Cazzaniga acquisition, which were partially offset by the restructuring charge.

      Interest expense increased $1,783,000 in the six months ended December 31, 1999, primarily due to increased levels of debt associated with the acquisition of Cazzaniga.

      The Company's effective tax rate for continuing operations increased from 32.1% to 35.2%. The increase is attributable to acquired companies operating in higher tax rate jurisdictions than the rest of the Company, tax planning strategies favorably impacting fiscal 1998 only and a revised tax structure required to effect the Distribution.

      Net income from continuing operations for the six months ended December 31, 1999 increased $1,243,000 (8.2%) to $16,468,000 or $0.61 per common share compared to $0.56 per common share for the six months ended December 31, 1998 on a diluted basis. Net income from continuing operations exclusive of the restructuring charge would have increased $2,103,000 to $17,329,000 or $0.64 per common share on a diluted basis. The impact of foreign exchange, primarily due to the devaluation of the Euro, decreased net income $0.02 per common share on a diluted basis in the period ended December 31, 1999.

      For the six months ended December 31, 1999, discontinued operations generated a net loss of $1,226,000 ($0.05 per share), compared to net income of $8,419,000 ($0.31 per share) for six months ended December 31, 1998. Results for the six months ended December 31, 1999 were negatively impacted by an after tax charge of $2,433,000 for spin-off related costs, including professional fees, facility relocation costs and income tax costs associated with the reorganizing of the Company's legal entity structure in anticipation of the spin-off. Excluding this charge, discontinued operations would have had net income of $1,207,000 ($0.05 per share) for the six months ended December 31, 1999. Net sales for the discontinued operations for the six months ended December 31, 1999 were $76,957,000, a decrease of $3,699,000 (4.8%) from the comparable period in 1998. The decrease in net sales is primarily attributable to lower demand for oil and gas valve products. Declining prices, resulting from increased competition; reduced manufacturing levels, resulting in lower absorption of fixed manufacturing costs; and costs associated with the integration of acquired companies negatively impacted operating profits during the six months ended December 31, 1999. Additional details of the spin-off transaction are provided in the Notes to the Consolidated Financial Statements (Note 3).

Results of Operations
Twelve Months Ended June 1999 Compared to
Twelve Months Ended June 1998

      Net sales from continuing operations for the twelve months ended June 30, 1999 increased by $32,381,000 (7.3%) to $474,458,000 from $442,077,000 in the fiscal year ended June 30, 1998. The increase in net sales is attributable to the following:

              Internal Growth             $25,455,000        5.7%
              Acquisitions                $10,095,000        2.3%
              Divestitures                ($3,386,000)      (0.8%)
              Foreign Exchange               $217,000        0.1%
                                          -----------       ----
              Total Change                $32,381,000        7.3%
                                          ===========       ====

      The increase in net sales from internal growth is primarily attributable to increased unit shipments in the North American segment. The growth in net sales due to acquired companies is primarily attributable to the inclusion of Cazzaniga S.p.A. of Biassono, Italy, which was acquired in March, 1999. Excluding Cazzaniga, shipments in the European segment were consistent with the prior year.

      The Company monitors its net sales in three geographical segments: North America, Europe and Asia. As outlined below, North America, Europe and Asia accounted for 77.8%, 19.4% and 2.8% of net sales, respectively, in the twelve months ended June 30, 1999 compared to 78.1%, 18.7% and 3.2%, respectively in the twelve months ended June 30, 1998. The Company's net sales in these groups for fiscal 1999 and 1998 were as follows:

                                           (in thousands)
                                       6/30/99        6/30/98        Change
                                      --------       --------       -------
                 North America        $369,193       $345,346       $23,847
                 Europe                 92,247         82,837         9,410
                 Asia                   13,018         13,894          (876)
                                      --------       --------       -------
                 Total                $474,458       $442,077       $32,381
                                      ========       ========       =======

      The increase in net sales in North America is primarily due to increased unit shipments. The increase in Europe is due primarily to the acquisition of Cazzaniga.

      The Company's gross profit increased $11,788,000 (7.4%) to $171,713,000. The increased gross profit is primarily attributable to increased net sales. Gross margin remained consistent at 36.2% in both fiscal 1999 and 1998.

      Selling, general and administrative expenses increased $7,021,000 (6.2%) to $119,875,000. This increase is attributable to the inclusion of the expenses of Cazzaniga, and increased variable selling expenses including commissions and freight costs.

      Operating income from continuing operations increased $4,767,000 (10.1%) from $47,071,000 to $51,838,000 primarily due to increased gross profit.

      The Company's operating income by segment for the twelve months ended June 30, 1999 and 1998 were as follows:

                                             (in thousands)
                                        6/30/99        6/30/98        Change
                                        -------        -------        ------
                  North America         $38,536        $36,754        $1,782
                  Europe                 11,228          8,258         2,970
                  Asia                    1,608          1,984         (376)
                  Corporate                 466             75           391
                                        -------        -------        ------
                  Total                 $51,838        $47,071        $4,767
                                        =======        =======        ======

      The increase in North America is due to increased net sales. The increase in Europe is primarily due to the inclusion of Cazzaniga.

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

      The Company's consolidated results of operations are impacted by the effect that changes in foreign exchange rates have on its international subsidiaries' operating results. Changes in foreign exchange rates had an immaterial impact on net income in fiscal 1999.

      Net income from discontinued operations was $6,502,000 ($0.24 per share) for fiscal 1999, compared to $25,246,000 ($0.93 per share) for fiscal 1998. Fiscal 1999 results were negatively impacted by an after tax charge of $6,166,000 for spin-off related costs, including professional fees, facility relocation costs and income tax costs associated with the reorganizing of the Company's legal entity structure in anticipation of the spin-off. Excluding this charge, discontinued operations would have had net income of $12,668,000 ($0.59 per share) for fiscal 1999. Net sales for the discontinued operations for fiscal 1999 were $321,711,000, an increase of $33,822,000 (11.7%) from fiscal 1998. The increase in net sales is primarily attributable to the inclusion of net sales from acquired companies. Excluding the impact of acquisitions, net sales of domestic oil and gas valves declined 29.8% and net sales of international oil and gas valves declined 20.9% during fiscal 1999. Declining prices, resulting from increased competition; and reduced manufacturing levels, resulting in lower absorption of fixed manufacturing costs, negatively impacted operating profits during fiscal 1999. Additional details of the spin-off transaction are provided in the Notes to the Consolidated Financial Statements (Note 3).

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

Liquidity and Capital Resources

      During the six month period ended December 31, 1999, the Company generated $29,009,000 in operating cash flow from continuing operations, which was principally used to fund the purchase of $10,293,000 in capital equipment, pay cash dividends to common shareholders and support the working capital needs of discontinued operations. Capital expenditures were primarily for manufacturing machinery and equipment as part of the Company's commitment to continuously improve its manufacturing capabilities. The Company's capital expenditure budget for the year ending December 31, 2000 is $17,500,000.

      During fiscal 1999.5, the Company maintained a $125,000,000 line of credit which was amended coincident with the spin-off of CIRCOR. The Company's amended facility in effect as of December 31, 1999 is an unsecured $100,000,000 line of credit to support the Company's acquisition program, working capital requirements of acquired companies, and for general corporate purposes. At December 31, 1999, the Company had $22,000,000 outstanding on the line of credit and was in compliance with all banking covenants related to this facility.

      As of December 31, 1999, the Company maintained a syndicated credit facility with a group of European banks in the amount of 40,000,000 Euros. This credit facility has several tranches which provide credit to the Company for a period up to five (5) years. The purpose of this credit facility is to fund acquisitions in Europe, support the working capital requirements of acquired companies and for general corporate purposes. As of December 31, 1999, 21,980,000 Euros ($22,134,000) were borrowed under this line of credit.

      Working capital from continuing operations at December 31, 1999 was $141,740,000 compared to $144,941,000 at June 30, 1999. The ratio of current assets to current liabilities was 2.3 to 1 at December 31, 1999 and 2.5 to 1 at June 30, 1999. Cash and cash equivalents were $13,016,000 at December 31, 1999 compared to $12,774,000 at June 30, 1999. Debt as a percentage of total capital employed was 37.4% at December 31, 1999 compared to 38.9% at June 30, 1999.

      The Company anticipates that available funds and those funds provided from current operations will be sufficient to meet current operating requirements and anticipated capital expenditures for at least the next 24 months.

      The Company from time to time is involved with product liability, environmental proceedings and other litigation proceedings and incurs costs on an ongoing basis related to these matters. The Company has not incurred material expenditures in fiscal 1999.5 in connection with any of these matters. See Part I, Item 1, "Product Liability, Environmental and Other Litigation Matters".

Year 2000

      The Company's comprehensive program to address potential exposures to the Year 2000 issues is complete. Since January 1, 2000 the Company has had no business interruptions due to the Year 2000 issues. The Company is not aware of any incidents or events caused by the Year 2000 issue that have had or could have a material adverse effect on the results of operations or financial condition. Spending for the Year 2000 program, expensed as incurred, was not material.

Conversion To The Euro

      On January 1, 1999, 11 of the 15 member countries of the European Union adopted the Euro as their common legal currency and established fixed conversion rates between their existing sovereign currencies and the Euro. The Euro trades on currency exchanges and is available for non-cash transactions. The introduction of the Euro will affect the Company as the Company has manufacturing and distribution facilities in several of the member countries and trades extensively across Europe. The long-term competitive implications of the conversion are currently being assessed by the Company, however, the Company will experience an immediate reduction in the risks associated with foreign exchange. At this time, the Company is not anticipating that any significant costs will be incurred due to the introduction and conversion to the Euro. The Company is in the process of implementing systems to receive and make payments in Euros. The Company anticipates these systems will be in place by January 1, 2002.

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

      In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The Company will adopt SFAS 133 on January 1, 2001. The impact of SFAS 133 on the combined financial statements is still being evaluated, but is not expected to be material.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The Company uses derivative financial instruments primarily to reduce exposure to adverse fluctuations in foreign exchange rates, interest rates and prices of certain raw materials used in the manufacturing process. The Company does not enter into derivative financial instruments for trading purposes. As a matter of policy, all derivative positions are used to reduce risk by hedging underlying economic exposure. The derivatives the Company uses are straightforward instruments with liquid markets.

      The Company manages most of its foreign currency exposures on a consolidated basis. The Company identifies all of its known exposures. As part of that process, all natural hedges are identified. The Company then nets these natural hedges from its gross exposures.

      The Company's consolidated earnings are subject to fluctuations due to changes in foreign currency exchange rates. However, its overall exposure to such fluctuations is reduced by the diversity of its foreign operating locations which encompass a number of different European locations, Canada and China.

      The Company's foreign subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials and are denominated in European currencies or the U.S. or Canadian dollar. The Company uses foreign currency forward exchange contracts to manage the risk related to intercompany purchases that occur during the course of a fiscal year and certain open foreign currency denominated commitments to sell products to third parties. At December 31, 1999 the Company had no forward contracts to buy foreign currencies and no unrealized gains or losses. See Note 15 of the Notes to the Consolidated Financial Statements.

      The Company has historically had a very low exposure to changes in interest rates. Interest rate swaps are used to mitigate the impact of interest rate fluctuations on certain variable rate debt instruments. Information about the Company's long-term debt including principal amounts and related interest rates appears in Note 10 to the Consolidated Financial Statements included herein.

      The Company purchases significant amounts of bronze ingot, brass rod and cast iron which are utilized in manufacturing its many product lines. The Company's operating results can be adversely affected by changes in commodity prices if it is unable to pass on related price increases to its customers. The Company manages this risk by monitoring related market prices, working with its suppliers to achieve the maximum level of stability in their costs and related pricing, seeking alternative supply sources when necessary and passing increases in commodity costs to its customers, to the maximum extent possible, when they occur. Additionally, on a limited basis, the Company uses commodity futures contracts to manage this risk. See Note 15 of the Notes to the Consolidated Financial Statements.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The index to financial statements is included in page 16 of this Report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors

      The information appearing under the caption "Information as to Directors and Nominees for Director" in the Registrant's Proxy Statement relating to the Annual Meeting of Stockholders to be held on April 26, 2000 is incorporated herein by reference. With respect to Directors and Executive Officers, the information appearing under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement relating to the Annual Meeting of Stockholders to be held on April 26, 2000 is incorporated herein by reference.

Executive Officers

      Information with respect to the executive officers of the Company is set forth in Item 1 of this Report under the caption "Executive Officers".

Item 11. EXECUTIVE COMPENSATION.

      The information appearing under the caption "Compensation Arrangements" in the Registrant's Proxy Statement relating to the Annual Meeting of Stockholders to be held on April 26, 2000 is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The information appearing under the caption "Principal and Management Stockholders" in the Registrant's Proxy Statement relating to the Annual Meeting of Stockholders to be held on April 26, 2000 is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information appearing under the caption "Compensation
Arrangements-Certain Relationships and Related Transactions" in the Registrant's Proxy Statement relating to the Annual Meeting of Stockholders to be held on April 26, 2000 is incorporated herein by reference.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) Financial Statements
       The following financial statements are included in a separate section of this Report commencing on the page numbers specified below:

       Report of Independent Auditors.......................................  20

       Consolidated Statements of Operations for the six months ended
                December 31, 1999, and December 31, 1998 (unaudited)
                and the twelve months ended June 30, 1999 and 1998..........  21

       Consolidated Balance Sheets as of December 31, 1999, June 30,
                1999 and June 30, 1998......................................  22

       Consolidated Statements of Stockholders' Equity for the six months ended December 31, 1999 and the twelve months ended
                June 30, 1999 and 1998......................................  23

       Consolidated Statements of Cash Flows for the six months ended
                December 31, 1999, and the twelve months ended June 30,
                1999 and 1998...............................................  24

       Notes to Consolidated Financial Statements...........................  25

(a)(2) Schedules

       Schedule II - Valuation and Qualifying Accounts for the six
                months ended December 31, 1999, and the twelve months
                ended June 30, 1999 and 1998. ..............................  40

      All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)(3) Exhibits

      Exhibits 10.1-10.6, 10.8, 10.16, and 10.23 constitute all of the management contracts and compensation plans and arrangements of the Company required to be filed as exhibits to this Annual Report. Upon written request of any stockholder to the Chief Financial Officer at the Company's principal executive office, the Company will provide any of the Exhibits listed below.

Exhibit No.       Description and Location
------------------------------------------

        2.1 Distribution Agreement between Watts Industries, Inc. and CIRCOR International, Inc. (20)
        3.1       Restated Certificate of Incorporation, as amended. (12)
        3.2       Amended and Restated By-Laws, as amended May 11, 1999. (1)
        9.1 Horne Family Voting Trust Agreement-1991 dated as of October 31, 1991 (2), Amendments dated November 19, 1996 (18), February 24, 1997 (18), June 5, 1997 (18), August 26, 1997
                  (18), and October 17, 1997. (21)
        9.2 The Amended and Restated George B. Horne Voting Trust Agreement-1997 dated as of September 14, 1999. (22)
       10.1 Employment Agreement effective as of September 1, 1996 between the Registrant and Timothy P. Horne. (14)
       10.2 Supplemental Compensation Agreement effective as of September 1, 1996 between the Registrant and Timothy P. Horne. (14)
       10.3 Deferred Compensation Agreement between the Registrant and Timothy P. Horne, as amended. (4)
       10.4       1996 Stock Option Plan, dated October 15, 1996. (15)
       10.5       1989 Nonqualified Stock Option Plan. (3)
       10.6 Watts Industries, Inc. Retirement Plan for Salaried Employees dated December 30, 1994, as amended and restated effective as of January 1, 1994, (12), Amendment No. 1 (14), Amendment No. 2 (14), Amendment No. 3 (14), Amendment No. 4 dated September 4, 1996. (18), Amendment No. 5 dated January 1, 1998, Amendment No. 6 dated May 3, 1999 (22), and Amendment No. 7 dated June 7, 1999. (22)
       10.7       Registration Rights Agreement dated July 25, 1986. (5)
       10.8       Executive Incentive Bonus Plan, as amended. (12)
       10.9 Indenture dated as of December 1, 1991 between the Registrant and The First National Bank of Boston, as Trustee, including form of 8-3/8% Note Due 2003. (8)
      10.10 Loan Agreement and Mortgage among The Industrial Development Authority of the State of New Hampshire, Watts Regulator Co. and Arlington Trust Company dated August 1, 1985. (4)
      10.11 Amendment Agreement relating to Watts Regulator Co. (Canaan and Franklin, New Hampshire, facilities) financing dated December 31, 1985. (4)
      10.12 Loan Agreement between The Rutherford County Industrial Facilities and Pollution Control Financing Authority and Watts Regulator Company dated September 1, 1994. (12)
      10.13 Letter of Credit, Reimbursement and Guaranty Agreement dated September 1, 1994 by and among the Registrant, Watts Regulator Company and The First Union National Bank of North Carolina (12), Amendment No. 1 (14), Amendment No. 2 dated October 1, 1996 (18), and Amendment No. 3 dated October 18, 1999 (11).
      10.14 Trust Indenture from The Rutherford County Industrial Facilities and Pollution Control Financing Authority to The First National Bank of Boston,as Trustee, dated September 1, 1994. (12)
      10.15 Amended and Restated Stock Restriction Agreement dated October 30, 1991 (2), Amendment dated August 26, 1997. (18)
      10.16 Watts Industries, Inc. 1991 Non-Employee Directors' Nonqualified Stock Option Plan (7), Amendment No. 1. (14)
      10.17 Letters of Credit relating to retrospective paid loss insurance programs. (10)
      10.18 Form of Stock Restriction Agreement for management stockholders. (5)
      10.19 Revolving Credit Agreement dated December 23, 1987 between Nederlandse Creditbank NV and Watts Regulator (Nederland) B.V. and related Guaranty of Watts Industries, Inc. and Watts Regulator Co. dated December 14, 1987. (6)
      10.20 Loan Agreement dated September 1987 with, and related Mortgage to, N.V. Sallandsche Bank. (6)
      10.21 Agreement of the sale of shares of Intermes, S.p.A., RIAF Holding A.G. and the participations in Multiscope Due S.R.L. dated November 6, 1992. (9)
      10.22 Amended and Restated Revolving Credit Agreement dated March 27, 1998 between and among Watts Investment Company, certain financial institutions, BankBoston N.A., as Administrative Agent, and the Registrant, as Guarantor (17), and First Amendment to Amended and Restated Revolving Credit Agreement dated October 18, 1999 (11).

      10.23       Watts Industries, Inc. Management Stock Purchase Plan dated
                  October 17, 1995 (13), Amendment No. 1 dated August 5, 1997.
                  (18)
      10.24       Stock Purchase Agreement dated as of June 19, 1996 by and
                  among Mueller Co., Tyco Valves Limited, Watts Investment
                  Company, Tyco International Ltd. and Watts Industries, Inc.
                  (16)
         11       Statement Regarding Computation of Earnings per Common
                  Share. (19)
         21       Subsidiaries. *
         23       Consent of KPMG LLP. *
         27       Financial Data Schedule-Fiscal 1999.5. *

Incorporated By Reference To:

(1)   Relevant exhibit to Registrant's Form 10-Q for quarter ended March 31,
      1999.
(2)   Relevant exhibit to Registrant's Form 8-K dated November 14, 1991.
(3)   Relevant exhibit to Registrant's Form 10-K for the year ended June 30,
      1989.
(4)   Relevant exhibit to Registrant's Form S-1 (No. 33-6515) dated June 17,
      1986.
(5) Relevant exhibit to Registrant's Form S-1 (No. 33-6515) as part of the Second Amendment to such Form S-1 dated August 21, 1986.
(6) Relevant exhibit to Registrant's Form S-1 (No. 33-27101) dated February 16, 1989.
(7) Relevant exhibit to Registrant's Amendment No. 1 to Form 10-K for year ended June 30, 1992.
(8)   Relevant exhibit to Registrant's Form 10-K for year ended June 30, 1992.
(9)   Relevant exhibit to Registrant's Amendment No. 2 dated February 22,
      1993 to Form 8-K dated November 6, 1992.
(10)  Relevant exhibit to Registrant's Form 10-K for year ended June 30, 1993.
(11) Relevant exhibit to Registrant's Form 10-Q for quarter ended September 30, 1999.
(12)  Relevant exhibit to Registrant's Form 10-K for year ended June 30, 1995.
(13) Relevant exhibit to Registrant's Form S-8 (No. 33-64627) dated November 29, 1995.
(14)  Relevant exhibit to Registrant's Form 10-K for year ended June 30, 1996.
(15) Relevant exhibit to Registrant's Form S-8 (No. 333-32685) dated August 1, 1997.
(16)  Relevant exhibit to Registrant's Form 8-K dated September 4, 1996.
(17)  Relevant exhibit to Registrant's Form 10-Q for quarter ended March 31,
      1998.
(18)  Relevant exhibit to Registrant's Form 10-K for year ended June 30, 1997.
(19)  Notes to Consolidated Financial Statements, Note 2 of this Report.
(20) Exhibit 2.1 to CIRCOR International, Inc. Amendment No. 1 to its registration statement on Form 10 filed on September 22, 1999. (File
      No. 000-26961).
(21)  Relevant exhibit to Registrant's Form 10-K for year ended June 30, 1998.
(22)  Relevant exhibit to Registrant's Form 10-K for year ended June 30, 1999.

*     Filed as an exhibit to this Report with the Securities and Exchange
      Commission

(b)   Reports on Form 8-K

      A report on Form 8-K was filed with the Securities and Exchange commission on October 22, 1999. The following item was reported on:

      (1)   Item 5. Other Events. There were no financial statements filed.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              WATTS INDUSTRIES, INC.


                                     By:      /s/ Timothy P. Horne
                                              --------------------
                                              Timothy P. Horne
                                              Chairman of the Board and
                                              Chief Executive Officer
DATED: March 14, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                   Title                              Date
       ---------                   -----                              ----


/s/ Timothy P. Horne         Chairman of the Board and            March 14, 2000
--------------------         Chief Executive Officer
   Timothy P. Horne          (Principal Executive
                             Officer) and Director


/s/ William C. McCartney     Chief Financial Officer              March 14, 2000
------------------------     and Treasurer (Principal
   William C. McCartney      Financial and Accounting Officer),
                             Secretary


/s/ Kenneth J. McAvoy        Director                             March 14, 2000
---------------------
   Kenneth J. McAvoy


/s/ Gordon W. Moran          Director                             March 14, 2000
-------------------
   Gordon W. Moran


/s/ Daniel J. Murphy, III    Director                             March 14, 2000
-------------------------
   Daniel J. Murphy, III


/s/ Roger A. Young           Director                             March 14, 2000
------------------
   Roger A. Young

                          Independent Auditors' Report

The Board of Directors and Stockholders
Watts Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Watts Industries, Inc. and subsidiaries as of December 31, 1999, and June 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the six month period ended December 31, 1999, and the fiscal years ended June 30, 1999 and 1998. In connection with our audits of the consolidated financial statements, we also audited the accompanying financial statement schedule of valuation and qualifying accounts. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Watts Industries, Inc. and subsidiaries as of December 31, 1999, and June 30, 1999 and 1998, and the results of their operations and their cash flows for the six month period ended December 31, 1999, and the fiscal years ended June 30, 1999 and 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ KPMG LLP

Boston, Massachusetts
February 8, 2000

Watts Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(Amounts in thousands, except per share information)

                                                                          For the Six Months Ended        For the Fiscal Year Ended
                                                                                 December 31                       June 30
                                                                            1999            1998            1999            1998
                                                                          ---------       ---------       ---------       ---------
                                                                                         (unaudited)
Net sales ..........................................................      $ 259,110       $ 227,579       $ 474,458       $ 442,077
Cost of goods sold .................................................        165,853         145,660         302,745         282,152
                                                                          ---------       ---------       ---------       ---------
     GROSS PROFIT ..................................................         93,257          81,919         171,713         159,925
Selling, general and administrative expenses .......................         62,239          56,798         119,875         112,854
Restructuring Charge ...............................................          1,460              --              --              --
                                                                          ---------       ---------       ---------       ---------
     OPERATING INCOME ..............................................         29,558          25,121          51,838          47,071
                                                                          ---------       ---------       ---------       ---------
Other (income) expense:
     Interest income ...............................................           (331)           (413)           (923)         (1,228)
     Interest expense ..............................................          4,456           2,673           6,150           6,514
     Other .........................................................             22             434           1,688             432
                                                                          ---------       ---------       ---------       ---------
                                                                              4,147           2,694           6,915           5,718
                                                                          ---------       ---------       ---------       ---------
INCOME FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES ...........................................         25,411          22,427          44,923          41,353
Provision for income taxes .........................................          8,943           7,202          15,469          13,230
                                                                          ---------       ---------       ---------       ---------
     INCOME FROM CONTINUING OPERATIONS .............................         16,468          15,225          29,454          28,123
Income (loss) from discontinued operations, net of taxes ...........         (1,226)          8,419           6,502          25,246
                                                                          ---------       ---------       ---------       ---------
     NET INCOME ....................................................      $  15,242       $  23,644       $  35,956       $  53,369
                                                                          =========       =========       =========       =========

Basic EPS
Income (loss) per share:
     Continuing operations .........................................      $    0.62       $    0.57       $    1.10       $    1.04
     Discontinued operations .......................................          (0.05)           0.31            0.24            0.93
                                                                          ---------       ---------       ---------       ---------
     NET INCOME ....................................................      $    0.57       $    0.88       $    1.34       $    1.97
                                                                          =========       =========       =========       =========
Weighted average number of shares ..................................         26,453          26,935          26,736          27,109
                                                                          =========       =========       =========       =========

Diluted EPS
Income (loss) per share:
     Continuing operations .........................................      $    0.61       $    0.56       $    1.10       $    1.03
     Discontinued operations .......................................          (0.05)           0.31            0.24            0.92
                                                                          ---------       ---------       ---------       ---------
     NET INCOME ....................................................      $    0.56       $    0.87       $    1.34       $    1.95
                                                                          =========       =========       =========       =========
Weighted average number of shares ..................................         27,081          27,062          26,799          27,423
                                                                          =========       =========       =========       =========

    Dividends per share ............................................      $   0.175       $   0.175       $   0.350       $   0.330
                                                                          =========       =========       =========       =========

The accompanying notes are an integral part of these consolidated financial statements.

Watts Industries, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except share information)

                                                                                       December 31       June 30          June 30
ASSETS                                                                                    1999             1999             1998
                                                                                        ---------        ---------        ---------
CURRENT ASSETS:
      Cash and cash equivalents .................................................       $  13,016        $  12,774        $  10,767
      Trade accounts receivable, less allowance for doubtful accounts
           of $6,730, $7,747 and $6,821, respectively ...........................          94,305           89,315           77,325
      Inventories ...............................................................         112,821          110,552          104,198
      Prepaid expenses and other assets .........................................          12,922           10,193            9,857
      Deferred income taxes .....................................................          19,774           21,271           17,963
      Net current assets of discontinued operations .............................              --          122,971          100,844
                                                                                        ---------        ---------        ---------
           Total Current Assets .................................................         252,838          367,076          320,954
PROPERTY, PLANT AND EQUIPMENT, NET ..............................................         130,231          129,163          105,487

OTHER ASSETS:
      Goodwill, net of accumulated amortization
           of $11,997, $10,921 and $8,389, respectively .........................          95,311           96,285           79,837
      Other .....................................................................           8,698            9,027            9,765
      Net noncurrent assets of discontinued operations ..........................              --           36,191           36,853
                                                                                        ---------        ---------        ---------
TOTAL ASSETS ....................................................................       $ 487,078        $ 637,742        $ 552,896
                                                                                        =========        =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts payable ..........................................................       $  46,904        $  35,579        $  28,327
      Accrued expenses and other liabilities ....................................          48,629           48,843           37,100
      Accrued compensation and benefits .........................................           9,882           12,692           11,150
      Income taxes payable ......................................................              --               --            1,993
      Current portion of long-term debt .........................................           5,683            2,050            5,011
                                                                                        ---------        ---------        ---------
           Total Current Liabilities ............................................         111,098           99,164           83,581
LONG-TERM DEBT, NET OF CURRENT PORTION ..........................................         123,991          118,916           71,647
DEFERRED INCOME TAXES ...........................................................          13,630           13,070            9,209
OTHER NONCURRENT LIABILITIES ....................................................          11,150           11,450            6,798
MINORITY INTEREST ...............................................................           7,707            7,487            7,646

STOCKHOLDERS' EQUITY:
      Preferred Stock, $.10 par value; 5,000,000 shares
           authorized; no shares issued or outstanding ..........................              --               --               --
      Class A Common Stock, $.10 par value; 80,000,000 shares
           authorized; 1 vote per share; 16,888,507,  16,158,807, and
           16,859,027 shares, respectively, issued and outstanding ..............           1,689            1,616            1,686
      Class B Common Stock, $.10 par value; 25,000,000 shares
           authorized; 10 votes per share; 9,485,247,  10,285,247 and
           10,296,827 shares, respectively,  issued and outstanding .............             949            1,029            1,030
      Additional paid-in capital ................................................          35,330           36,069           47,647
      Retained earnings .........................................................         196,733          364,089          337,565
      Treasury stock ............................................................              --               --           (2,583)
      Accumulated Other Comprehensive Income ....................................         (15,199)         (15,148)         (11,330)
                                                                                        ---------        ---------        ---------
           Total Stockholders' Equity ...........................................         219,502          387,655          374,015
                                                                                        ---------        ---------        ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ......................................       $ 487,078        $ 637,742        $ 552,896
                                                                                        =========        =========        =========

The accompanying notes are an integral part of these consolidated financial statements.

Watts Industries, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Amounts in thousands, except share information)

                                                                Class A                   Class B
                                                              Common Stock             Common Stock      Additional
                                                        ----------------------   ----------------------    Paid-In     Retained
                                                          Shares        Amount      Shares       Amount    Capital     Earnings
                                                        -------------------------------------------------------------------------
Balance at June 30, 1997 ............................   15,797,460       1,580    11,215,627     1,121      44,643      293,170
     Comprehensive income:
        Net income ..................................                                                                    53,369
        Cumulative translation adjustment ...........

           Comprehensive income .....................

      Shares of Class B Common Stock
        converted to Class A Common Stock ...........      918,800          91      (918,800)      (91)
     Shares of Class A Common Stock
        issued upon the exercise of
        stock options ...............................      153,400          16                               2,998
     Shares of Class A Common Stock
        exchanged upon the exercise of
        stock options and retired ...................      (10,633)         (1)                               (265)
      Purchase of treasury stock, 100,000 shares
      @ cost ........................................
      Net change in restricted stock units ..........                                                          271
     Common Stock dividends .........................                                                                    (8,974)
                                                        -------------------------------------------------------------------------
Balance at June 30, 1998                                16,859,027       1,686    10,296,827     1,030      47,647      337,565
     Comprehensive income:
        Net income ..................................                                                                    35,956
        Cumulative translation adjustment ...........

           Comprehensive income .....................

     Shares of Class B Common Stock
        converted to Class A Common Stock ...........       11,580           1       (11,580)       (1)
     Shares of Class A Common Stock
        issued upon the exercise of
        stock options. ..............................        3,700           1                                  60
     Purchase of treasury stock, 615,000 shares
       @ cost .......................................
     Retirement of treasury stock ...................     (715,500)        (72)                            (11,926)
     Net change in restricted stock units ...........                                                          288
     Common Stock dividends .........................                                                                    (9,432)
                                                        -------------------------------------------------------------------------
Balance at June 30, 1999 ............................   16,158,807      $1,616    10,285,247    $1,029     $36,069     $364,089
     Comprehensive income:
        Net income ..................................                                                                    15,242
        Cumulative translation adjustment ...........

           Comprehensive income .....................

     Shares of Class B Common Stock
        converted to Class A Common Stock ...........      800,000          80      (800,000)      (80)
     Shares of Class A Common Stock
        issued upon the exercise of
        stock options ...............................       29,700           3                                 511
     Purchase of treasury stock, 100,000 shares
       @ cost .......................................
     Retirement of treasury stock ...................     (100,000)        (10)                             (1,295)
     Net change in restricted stock units ...........                                                           45
     Spin off of Industrial, Oil and Gas Group ......                                                                  (177,942)
     Common Stock dividends .........................                                                                    (4,656)
                                                        -------------------------------------------------------------------------
Balance at December 31, 1999 ........................   16,888,507      $1,689     9,485,247      $949     $35,330     $196,733
                                                        =========================================================================

                                                         Accumulated
                                                            Other                        Total
                                                        Comprehensive     Treasury    Stockholders'
                                                            Income          Stock        Equity
                                                       --------------------------------------------
Balance at June 30, 1997 ............................       (6,875)           --         333,639
     Comprehensive income:
        Net income ..................................                                     53,369
        Cumulative translation adjustment ...........       (4,455)                       (4,455)
                                                                                       ---------
           Comprehensive income .....................                                     48,914
                                                                                       ---------
      Shares of Class B Common Stock
        converted to Class A Common Stock ...........
     Shares of Class A Common Stock
        issued upon the exercise of
        stock options ...............................                                      3,014
     Shares of Class A Common Stock
        exchanged upon the exercise of
        stock options and retired ...................                                       (266)
      Purchase of treasury stock, 100,000 shares
      @ cost ........................................                     (2,583)         (2,583)
      Net change in restricted stock units ..........                                        271
     Common Stock dividends .........................                                     (8,974)
                                                       --------------------------------------------
Balance at June 30, 1998 ............................      (11,330)       (2,583)        374,015
     Comprehensive income:
        Net income ..................................                                     35,956
        Cumulative translation adjustment ...........       (3,818)                       (3,818)
                                                                                       ---------
           Comprehensive income .....................                                     32,138
                                                                                       ---------
     Shares of Class B Common Stock
        converted to Class A Common Stock ...........
     Shares of Class A Common Stock
        issued upon the exercise of
        stock options ...............................                                         61
     Purchase of treasury stock, 615,000 shares
       @ cost .......................................                     (9,415)         (9,415)
     Retirement of treasury stock ...................                     11,998
     Net change in restricted stock units ...........                                        288
     Common Stock dividends .........................                                     (9,432)
                                                       --------------------------------------------
Balance at June 30, 1999 ............................     ($15,148)       $    --       $387,655
     Comprehensive income:
        Net income ..................................                                     15,242
        Cumulative translation adjustment ...........          (51)                          (51)
                                                                                       ---------
           Comprehensive income .....................                                     15,191
                                                                                       ---------
     Shares of Class B Common Stock
        converted to Class A Common Stock ...........
     Shares of Class A Common Stock
        issued upon the exercise of
        stock options ...............................                                        514
     Purchase of treasury stock, 100,000 shares
       @ cost .......................................                     (1,305)         (1,305)
     Retirement of treasury stock ...................                      1,305
     Net change in restricted stock units ...........                                         45
     Spin off of Industrial, Oil and Gas Group ......                                   (177,942)
     Common Stock dividends .........................                                     (4,656)
                                                       --------------------------------------------
Balance at December 31, 1999 ........................     ($15,199)        $  --        $219,502
                                                       ============================================

Watts Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts in thousands)

                                                                           For the Six Months Ended     For the Fiscal Year Ended
                                                                                  December 31                    June 30
                                                                                     1999                 1999            1998
                                                                                   ---------            ---------       ---------

OPERATING ACTIVITIES
    Income from continuing operations ........................................     $  16,468            $  29,454       $  28,123
    Adjustments to reconcile net income from continuing operations to net cash provided by continuing operating activities:
      Depreciation ...........................................................         7,869               14,745          12,908
      Amortization ...........................................................         1,356                2,711           2,433
      Deferred income taxes (benefit) ........................................           154               (2,823)            884
      Gain (Loss) on disposal of property, plant and equipment ...............            23                  (19)         (1,152)
      Equity in undistributed earnings (loss) of affiliates ..................           (78)                 712            (192)
      Changes in operating assets and liabilities, net of effects from business acquisitions:
           Accounts receivable ...............................................        (5,883)                (876)         (2,493)
           Inventories .......................................................        (2,830)                (532)         (8,959)
           Prepaid expenses and other assets .................................        (2,456)              (1,050)            408
           Accounts payable, accrued expenses and other liabilities ..........        14,578                5,964           6,275
           Accrued restructuring charge ......................................          (192)                  --              --
                                                                                   ---------            ---------       ---------
                                                                                      29,009               48,286          38,235
       Net cash provided by (used in) discontinued operations ................       (18,163)              16,794          19,660
                                                                                   ---------            ---------       ---------
       Net cash provided by operating activities .............................        10,846               65,080          57,895
                                                                                   ---------            ---------       ---------

INVESTING ACTIVITIES
    Additions to property, plant and equipment ...............................       (10,293)             (21,532)        (23,056)
    Proceeds from sale of property, plant and equipment ......................            --                2,337           7,253
    Increase in other assets .................................................          (862)                (415)           (578)
    Business acquisitions, net of cash acquired ..............................            --              (28,422)         (1,129)
    Discontinued operations:
         Business acquisitions, net of cash acquired .........................            --              (74,176)        (22,503)
         Proceeds from sale of property, plant and equipment .................            49                   --             146
         Additions to property, plant and equipment ..........................        (2,983)              (9,499)         (6,115)
                                                                                   ---------            ---------       ---------

         Net cash provided by (used in) investing activities .................       (14,089)            (131,707)        (45,982)
                                                                                   ---------            ---------       ---------

FINANCING ACTIVITIES
    Proceeds from long-term borrowings .......................................        59,089               81,121          68,779
    Payments of long-term debt ...............................................       (49,831)             (47,138)        (85,971)
    Proceeds from exercise of stock options ..................................           556                   61           2,715
    Dividends ................................................................        (4,656)              (9,358)         (8,936)
    Purchase of Treasury stock ...............................................        (1,305)              (9,415)         (2,583)
    Discontinued operations:
        Proceeds from long-term borrowings ...................................        21,958               79,289          25,484
        Payments of long-term debt ...........................................       (22,628)             (28,546)        (19,084)
                                                                                   ---------            ---------       ---------
        Net cash provided by (used in) financing activities ..................         3,183               66,014         (19,596)
                                                                                   ---------            ---------       ---------
    Effect of exchange rate changes on cash and cash equivalents .............           302                2,620            (207)
                                                                                   ---------            ---------       ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .............................           242                2,007          (7,890)
    Cash and cash equivalents at beginning of year ...........................        12,774               10,767          18,657
                                                                                   ---------            ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR .....................................     $  13,016            $  12,774       $  10,767
                                                                                   =========            =========       =========

The accompanying notes are an integral part of these consolidated financial statements.

Watts Industries, Inc. and Subsidiaries
Notes to Consolidated Statements

(1)   Description of Business

      Watts Industries, Inc. ("the Company") designs, manufactures and sells an extensive line of valves for the plumbing and heating and water quality markets located predominately in North America, Europe, and Asia.

(2)   Accounting Policies

      Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its majority and wholly-owned subsidiaries. Upon consolidation, all significant intercompany accounts and transactions are eliminated. The financial statements of the Company reflect the industrial oil and gas businesses as discontinued operations for periods prior to a spin-off transaction that was completed on October 18, 1999 (see Note 3).

      Change in Fiscal Year

      Effective July 1, 1999, the Company changed its fiscal year end from June 30 to December 31. Accordingly, the audited financial statements include the results for the six-month period ended December 31, 1999 ("transition period"), and the prior two fiscal years ended June 30, 1999 ("fiscal 1999"), and June 30, 1998 ("fiscal 1998"). In addition to the basic audited financial statements and related notes, unaudited financial information for the six month period ended December 31, 1998 has been presented to enhance comparability.

      Cash Equivalents
      Cash equivalents consist of highly liquid investments with maturities of three months or less at the date of original issuance.

      Inventories

      Inventories are stated at the lower of cost (first-in, first-out method) or market.

      Goodwill

      Goodwill represents the excess of cost over the fair value of net assets of businesses acquired. This balance is amortized over 40 years using the straight-line method. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired businesses. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds.

      Property, Plant and Equipment

      Property, plant and equipment are recorded at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, which range from 10 to 40 years for buildings and improvements and 3 to 15 years for machinery and equipment.

      Income Taxes

      Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Watts Industries, Inc. and Subsidiaries
Notes to Consolidated Statements (continued)

      Foreign Currency Translation

      Balance sheet accounts of foreign subsidiaries are translated into United States dollars at fiscal year-end exchange rates. Operating accounts are translated at weighted average exchange rates for each period. Net translation gains or losses are adjusted directly to a separate component of stockholders' equity. The Company does not provide for U.S. income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings of foreign subsidiaries.

      Stock Based Compensation

      As allowed under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, the Company accounts for its stock-based employee compensation plans in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees.

      Net Income Per Common Share

      Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding. The calculation of diluted earnings per share assumes the conversion of all dilutive securities (see Note 12).

      Net income and number of shares used to compute net income per share from continuing operations, basic and assuming full dilution, are reconciled below:

                               Six Months Ended                                  Fiscal Year Ended June 30,
                              December 31, 1999                           1999                                  1998
                              ------------------                          ----                                  ----
                       Income from                          Income from                         Income from
                       Continuing                Per Share  Continuing              Per Share    Continuing              Per Share
                       Operations      Shares     Amount    Operations     Shares     Amount     Operations    Shares      Amount
                       ----------      -------    -------   ----------     ------     ------     ----------    ------      ------
      Basic EPS           $ 16,468      26,453     $ 0.62      $ 29,454    26,736     $ 1.10       $ 28,123    27,109       $ 1.04

      Dilutive
      securities
      principally
      common stock
      options                   --         628         --            --        63         --             --       314           --
                          --------      ------     ------      --------    ------     ------       --------    ------       ------

      Diluted EPS         $ 16,468      27,081     $ 0.61      $ 29,454    26,799     $ 1.10       $ 28,123    27,423       $ 1.03
                          ========      ======     ======      ========    ======     ======       ========    ======       ======

      Derivative Financial Instruments

      The Company uses derivative instruments, principally swaps, forward contracts and options to achieve its financing strategy and to hedge foreign currency and commodity exposures. These contracts hedge transactions and balances for periods consistent with their committed exposures, and do not constitute investments independent of these exposures. The Company does not hold or issue financial instruments for trading purposes, nor is it a party to any leveraged contracts.

      Realized and unrealized foreign exchange gains and losses on financial instruments are recognized and offset foreign exchange gains and losses on the underlying exposures. Any gain or loss from a financial instrument that ceases to be an effective hedge is recognized in the statement of operations. The interest rate differential paid or received on swap agreements is recognized as an adjustment to interest expense.

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

Watts Industries, Inc. and Subsidiaries
Notes to Consolidated Statements (continued)

      New Accounting Standards

      In 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The Company will adopt SFAS 133 on January 1, 2001. The impact of SFAS 133 on the consolidated financial statements is still being evaluated, but is not expected to be material.

      Also in 1998, the American Institute of Certified Public Accountants issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and SOP 98-5, "Reporting on the Costs of Start-Up Activities." The Company adopted SOP 98-1 and SOP 98-5 on July 1, 1999. The adoption of these pronouncements did not have a material effect on the consolidated financial statements.

(3)   Discontinued Operations

      On December 18, 1998, the Company announced its intention to spin-off its industrial, oil and gas businesses to its shareholders as an independent publicly traded company. The spin-off was effected as a tax-free distribution on October 18, 1999 ("Distribution Date"). Owners of Watts common stock as of October 6, 1999 received one share of common stock of CIRCOR International, Inc. ("CIRCOR"), the new company, for every two shares of Watts Class A or Class B common stock held. Coincident with the Distribution Date, the Company received $96.0 million in cash from CIRCOR as repayment of inter-company loans and advances.

      The historical operating results of CIRCOR are shown, net of tax, as discontinued operations in the consolidated statements of operations. Net assets of discontinued operations in the consolidated balance sheet include those assets and liabilities attributable to the CIRCOR businesses at June 30, 1999 and 1998. Included in the historical operating results of the discontinued operations is an allocation of the Company's interest expense based on an allocation of the Company's debt to discontinued operations. Income taxes have been allocated to discontinued operations based on their pretax income and calculated on a separate company basis pursuant to the requirements of Statement of Financial Accounting Standards No. 109.

      Condensed operating statement data of the discontinued operations is summarized below:

                                                For the Six   For the Year    For the Year
                                               Months Ended       Ended           Ended
                                               December 31,     June 30,        June 30,
                                                   1999           1999            1998
                                                   ----           ----            ----
                                                             (in thousands)
       Net sales                                  $85,473        $321,711       $287,889
       Costs and expenses:
          Municipal Water Group (a)                  -              5,000           -
          CIRCOR                                   85,604         299,385        248,161
                                                  -------         -------        -------
        Total costs and expenses                   85,604         304,385        248,161
                                                  -------         -------        -------
       Income (loss) before income taxes             (131)         17,326         39,728
       Provision for income taxes                   1,095          10,824         14,482
                                                  -------         -------        -------
       Income (loss) from discontinued
         operations, net of taxes                 $(1,226)         $6,502        $25,246
                                                  =======         =======        =======

      (a) Costs and expenses related to the Municipal Water Group, which was divested in 1996, for fiscal 1999 relate to legal costs associated with the State of California litigation (see Note 14).

Watts Industries, Inc. and Subsidiaries
Notes to Consolidated Statements (continued)

(4)   Restructuring Activities

      On December 2, 1999, the Company announced a restructuring of its operations in Italy to consolidate the warehousing and manufacturing operations of its existing Italian operation into the facilities of its newly acquired Italian subsidiary, Cazzaniga S.p.A. The program, which will include the termination of 29 employees (primarily manufacturing), began in December of 1999 and is expected to be fully completed by June of 2000. As of December 31, 1999, 10 employees have been terminated.

      In connection with this restructuring, and in accordance with EITF 94-3, the Company recorded a charge to operating expenses of $1,460,000 ($861,000 after taxes or $0.03 in net income per common share, fully diluted) during the six-month period ended December 31, 1999. Details of the restructuring charge are as follows:

                                           Initial      Utilized
                                          Provision    during 1999    Balance
                                          ---------    -----------    -------
                                                     (in thousands)

      Severance and related benefits     $1,299,000      $192,000    $1,107,000
      Lease termination costs               134,000             -       134,000
      Other exit costs                       27,000             -        27,000
                                         ----------      --------    ----------
      Total                              $1,460,000      $192,000    $1,268,000
                                         ==========      ========    ==========

(5)   Business Acquisitions

      During 1999, the Company acquired Cazzaniga S.p.A. located in Biassono, Italy for approximately $28.0 million. Cazzaniga is an integrated manufacturer of plumbing and heating products with annual sales of approximately $35.0 million. The goodwill resulting from this acquisition of approximately $19.0 million is being amortized on a straight-line basis over a 40-year period.

      During fiscal 1999 and 1998, the Company also acquired several valve companies which were included as part of the industrial, oil and gas businesses that were spun-off into a separate publicly traded company, CIRCOR. The aggregate purchase price of these acquisitions was approximately $118.0 million.

      All acquisitions have been accounted for under the purchase method of accounting. Their results of operations since acquisition, which have been included in the Company's consolidated financial statements, have not materially affected the consolidated financial position, results of operations or liquidity of the Company.

(6)   Inventories

      Inventories consist of the following:

                                     December  31,     June 30,        June 30,
                                         1999            1999            1998
                                         ----            ----            ----
                                                    (in thousands)

             Raw materials              $ 36,429       $ 36,901        $ 34,057
             Work in process              10,355          7,493           6,128
             Finished goods               66,037         66,158          64,013
                                        --------       --------        --------
                                        $112,821       $110,552        $104,198
                                        ========       ========        ========

Watts Industries, Inc. and Subsidiaries
Notes to Consolidated Statements (continued)

(7)   Property, Plant and Equipment

      Property, plant and equipment consists of the following:

                                        December 31,    June 30,       June 30,
                                            1999          1999           1998
                                            ----          ----           ----
                                                    (in thousands)
          Land                           $  7,937      $  7,964       $  5,582
          Buildings and improvements       56,478        53,867         48,676
          Machinery and equipment         154,490       148,952        128,339
          Construction in progress          7,787         7,932         10,861
                                         --------      --------       --------
                                          226,692       218,715        193,458
          Accumulated Depreciation        (96,461)      (89,552)       (87,971)
                                         --------      --------       --------

                                         $130,231      $129,163       $105,487
                                         ========      ========       ========

(8)   Income Taxes

      The significant components of the Company's deferred income tax liabilities and assets are as follows:

                                                   December 31,   June 30,      June 30,
                                                      1999          1999          1998
                                                      ----          ----          ----
                                                               (in thousands)
          Deferred income tax liabilities:
           Excess tax over book depreciation        $ 12,516      $ 11,386      $  5,809
           Inventory                                     772         1,027         1,991
           Other                                         342           657         1,409
                                                    --------      --------      --------
          Total deferred income tax liabilities       13,630        13,070         9,209
                                                    --------      --------      --------

          Deferred income tax assets:
           Accrued expenses                           11,868        13,037         9,120
           Net operating loss carryforward             9,262        10,918        12,625
           Other                                       4,064         3,441         3,979
                                                    --------      --------      --------
          Total deferred income tax assets            25,194        27,396        25,724

           Valuation allowance                        (5,420)       (6,125)       (7,761)
                                                    --------      --------      --------
          Net deferred income tax assets              19,774        21,271        17,963
                                                    --------      --------      --------

          Net deferred income tax asset             $  6,144      $  8,201      $  8,754
                                                    ========      ========      ========

      The provision for income taxes from continuing operations is based on the following pre-tax income:

                                        December 31,    June 30,      June 30,
                                            1999          1999          1998
                                            ----          ----          ----
                                                     (in thousands)
          Domestic                        $18,424       $33,787       $34,609
          Foreign                           6,987        11,136         6,744
                                          -------       -------       -------

                                          $25,411       $44,923       $41,353
                                          =======       =======       =======

Watts Industries, Inc. and Subsidiaries
Notes to Consolidated Statements (continued)

      The provision for income taxes from continuing operations consists of the following:

                                              December 31,   June 30,       June 30,
                                                 1999         1999           1998
                                                 ----         ----           ----
                                                         (in thousands)
          Current tax expense:
             Federal                          $  7,177      $ 12,698      $ 10,551
             Foreign                             1,721         2,820         2,164
             State                                 214           385         1,416
                                              --------      --------      --------

                                                 9,112        15,903        14,131
                                              --------      --------      --------

          Deferred tax expense (benefit):
             Federal                              (553)         (577)         (129)
             Foreign                               450           212          (750)
             State                                 (66)          (69)          (22)
                                              --------      --------      --------
                                                  (169)         (434)         (901)
                                              --------      --------      --------

                                              $  8,943      $ 15,469      $ 13,230
                                              ========      ========      ========

      Actual income taxes reported from continuing operations are different than would have been computed by applying the federal statutory tax rate to income from continuing operations before income taxes. The reasons for this difference are as follows:

                                                            December 31,    June 30,      June 30,
                                                                1999          1999          1998
                                                                ----          ----          ----
                                                                          (in thousands)
          Computed expected federal income tax
              expense (benefit)                              $  8,894      $ 15,723      $ 14,474
          State income taxes, net of federal tax benefit           96           366         1,614
          Goodwill amortization                                   342         1,058           714
          Foreign tax rate and regulation differential           (205)         (664)       (1,830)
          Other, net                                             (184)       (1,014)       (1,742)
                                                             --------      --------      --------

                                                             $  8,943      $ 15,469      $ 13,230
                                                             ========      ========      ========

      At December 31, 1999, the Company has foreign net operating loss carryforwards of $15.4 million for income tax purposes that expire in 2000 through 2003. In addition, foreign net operating losses of $9.4 million can be carried forward indefinitely. Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $43.0 million at December 31, 1999, and $45.0 million and $33.0 million at June 30, 1999 and 1998, respectively. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been recorded thereon. Upon distribution of those earnings, in the form of dividends or otherwise, the Company will be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of U.S. income tax liability that would be incurred is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce some portion of any U.S. income tax liability. Withholding taxes of approximately $2.3 million would be payable upon remittance of all previously unremitted earnings at December 31, 1999. The Company made income tax payments of $11.2 million for the six months ended December 31, 1999, and $24.8 million and $17.2 million in fiscal years ended June 30, 1999 and 1998, respectively.

Watts Industries, Inc. and Subsidiaries
Notes to Consolidated Statements (continued)

(9)   Accrued Expenses and Other Liabilities

      Accrued expenses and other liabilities consist of the following:

                                                    December 31,  June 30,    June 30,
                                                        1999       1999         1998
                                                        ----       ----         ----
                                                              (in thousands)
         Commissions and sales incentives payable     $ 9,734     $11,401     $ 8,990
         Accrued insurance costs                       11,217      10,801       9,394
         Professional fees                              4,689       6,154         908
         Other                                         22,989      20,487      17,808
                                                      -------     -------     -------

                                                      $48,629     $48,843     $37,100
                                                      =======     =======     =======

Watts Industries, Inc. and Subsidiaries
Notes to Consolidated Statements (continued)

(10)  Financing Arrangements

      Long-term debt consists of the following:

                                                                   December 31,         June 30,         June 30,
                                                                      1999                1999             1998
                                                                   ------------         --------         --------
                                                                                     (in thousands)

      8-3/8%, debentures due December 2003                           $75,000            $75,000           $75,000

      Revolving line of credit facility, accruing
         interest at a variable rate (7.05%, 5.37%
         and 6.79% at December 31, 1999, June 30,
         1999 and 1998, respectively) of either
         Eurodollar rate plus .185%, Prime Rate or
         a competitive money market rate to be
         specified by the Lender, and expiring
         March 2003                                                   22,000            104,000           19,000

      40 million Euro line of Credit, accruing
         interest at a variable rate of EURIBOR
         plus .75% (4.3% at December 31, 1999),
         and expiring September 2004                                  22,134             20,223                --

      Industrial Revenue Bonds, maturing September
         2002 accruing interest at a variable rate
         based on weekly tax-exempt interest rates
         (4.07%, 3.96% and 3.60% at December 31,
         1999, June 30, 1999 and 1998,
         respectively)                                                 5,000              5,000             5,400

      Other (at interest rates ranging from 4.4% to 11.3%)             5,540             13,740             8,217

      Allocation to discontinued operations                               --            (96,997)          (30,959)
                                                                   ----------         ----------         --------
                                                                     129,674            120,966            76,658
      Less: current portion                                            5,683              2,050             5,011
                                                                   ----------         ----------         --------
                                                                    $123,991           $118,916           $71,647
                                                                   ==========         ==========         ========

      Coincident to the Distribution Date for the spin-off transaction, the Company received $96.0 million in cash from CIRCOR as repayment of inter-company loans and advances from the Company. This amount was based on a formula that allocated borrowings between the Company and CIRCOR based on their relative levels of business acquisition activity. Based on this methodology, borrowings amounting to approximately $97.0 million and $31.0 million were allocated to discontinued operations at June 30, 1999 and 1998, respectively. Additionally, coincident to the spin-off transaction, the Company's revolving line of credit facility was amended thereby reducing the maximum available borrowing amount from $125 million to $100 million.

      Principal payments during each of the next five fiscal years are due as follows (in thousands): 2000 - $5,683; 2001 - $1,274; 2002 - $6,057; 2003
      - $97,020; and 2004 - $18,320. Interest paid for all periods presented in the accompanying consolidated financial statements approximates interest expense.

      Certain of the Company's loan agreements contain covenants that require, among other items, the maintenance of certain financial ratios, and limit the Company's ability to enter into secured borrowing arrangements.

Watts Industries, Inc. and Subsidiaries
Notes to Consolidated Statements (continued)

(11)  Common Stock

      Since fiscal 1997, the Company's Board of Directors has authorized the repurchase of 3,880,200 shares of the Company's common stock in the open market and through private purchases. Since the inception of this repurchase program, 3,595,700 shares of the Company's common stock have been repurchased and retired.

      The Class A Common Stock and Class B Common Stock have equal dividend and liquidation rights. Each share of the Company's Class A Common Stock is entitled to one vote on all matters submitted to stockholders and each share of Class B Common Stock is entitled to ten votes on all such matters. Shares of Class B Common Stock are convertible into shares of Class A Common Stock, on a one-to-one basis, at the option of the holder. The Company has reserved a total of 6,110,871 shares of Class A Common Stock for issuance under its stock-based compensation plans and 9,485,247 shares for conversion of Class B Stock to Class A Common Stock.

(12)  Stock-Based Compensation

      The Company has several stock option plans under which key employees and outside directors have been granted incentive (ISOs) and nonqualified
      (NSOs) options to purchase the Company's Class A common stock. Generally, options become exercisable over a five-year period at the rate of 20% per year and expire ten years after the date of grant. ISOs and NSOs granted under the plans have exercise prices of not less than 100% and 50% of the fair market value of the common stock on the date of grant, respectively. At December 31, 1999, 3,150,710 shares of Class A common stock were authorized for future grants of options under the Company's stock option plans.

      The following is a summary of stock option activity and related information:

                                            For the Six
                                            Months Ended              For the Year Ended          For the Year Ended
                                          December 31, 1999              June 30, 1999              June 30, 1998
                                          -----------------              -------------              -------------

                                                       Weighted                  Weighted                   Weighted
                                                        average                   average                    average
      (Options in thousands)                           exercise                  exercise                   exercise
                                           Options      price(b)     Options     price(b)      Options      price(b)
                                           -------      -------      -------     --------      -------      ---------

      Outstanding at beginning of year      1,481       $13.38         1,362      $12.93        1,348        $13.58
         Granted                              178        12.34           201       11.87          284         16.24
         Canceled                              (9)       11.17           (78)      13.82         (117)        13.39
         Exercised                            (30)       13.50            (4)      10.59         (153)(c)     12.56
         Spin-off related conversion
           to CIRCOR options (a)             (358)       11.17            --          --           --            --
         Spin-off related modification
           of Watts options (b)               698           --            --          --           --            --
                                           ------       ------        ------      ------       ------        ------

      Outstanding at end of year            1,960       $13.25         1,481      $13.38        1,362        $12.93
                                           ======       ======        ======      ======       ======        ======

      Exercisable at end of year            1,244       $13.36           808      $13.26          619        $13.18
                                           ======       ======        ======      ======       ======        ======

(a) Effective on the date of the CIRCOR spin-off, Watts stock options held by CIRCOR employees were terminated and replaced by new CIRCOR stock options.

(b) Immediately following the spin-off, the number of options were increased and exercise prices were decreased (the "modification") to preserve the economic value of those options that existed just prior to the spin-off transaction for holders of Watts stock options.

(c) Includes 13,100 options in 1998 exercised in exchange for 10,633 shares of outstanding Class A common shares which were contributed to Treasury and subsequently retired.

Watts Industries, Inc. and Subsidiaries
Notes to Consolidated Statements (continued)

      The following table summarizes information about options outstanding at December 31, 1999:

                                                  Options Outstanding                   Options Exercisable
                                     ------------------------------------------      --------------------------
                                                       Weighted
                                                        average        Weighted                        Weighted
       (Options in thousands)                          remaining        average                         average
                                       Number         contractual      exercise        Number          exercise
       Range of Exercise Prices      outstanding     life (years)        price       exercisable         price
       ------------------------      -----------     ------------        -----       -----------         -----

       $ 6.90 - $ 7.36                     20            0.9           $  7.01              20          $ 7.01
       $ 9.20 - $10.59                    342            6.3             10.48             231           10.43
       $10.72 - $12.44                    670            7.1             11.84             263           11.20
       $14.29 - $16.40                    928            5.2             15.42             730           15.24
                                     --------                                          -------
       $ 6.90 - $16.40                  1,960            4.9             13.25           1,244           13.36
                                     ========                                          =======

      The Company has a Management Stock Purchase Plan that allows for the granting of Restricted Stock Units (RSUs) to key employees to purchase up to 1,000,000 shares of Class A common stock at 67% of the fair market value on the date of grant. RSUs vest annually over a three-year period from the date of grant. The difference between the RSU price and fair market value at the date of award is amortized to compensation expense ratably over the vesting period. At December 31, 1999, 265,000 RSUs were outstanding. Dividends declared for RSUs that remain unpaid at December 31, 1999 total $70,000.

      Pro forma information regarding net income and net income per share is required by SFAS No. 123 for awards granted after June 30, 1995 as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS 123. The weighted average grant date fair value of options granted are $3.04 at December 31, 1999 and $2.47, $3.50 at June 30, 1999 and 1998, respectively. The fair value of the Company's stock-based awards to employees was estimated using a Black-Scholes option pricing model and the following assumptions:

                                                           December 31,        June 30,         June 30,
                                                               1999              1999             1998
                                                               ----              ----             ----
      Expected life (years)                                     5.0               5.0              5.0
      Expected stock price volatility                          15.0%             15.0%            15.0%

      Expected dividend yield                                   1.4%              1.9%             1.3%
      Risk-free interest rate                                  6.77%             5.92%            5.54%

      The Company's pro forma information follows:

                                                           December 31,        June 30,         June, 30
                                                               1999              1999             1998
                                                               ----              ----             ----
                                                                         (in thousands, except
                                                                        per share information)

      Net income - as reported                                $15,242           $35,956          $53,369
      Net income - pro forma                                   14,835            34,863           52,443
      Basic EPS - as reported                                   .57               1.34             1.97
      Basic EPS - pro forma                                     .56               1.30             1.93
      Diluted EPS - as reported                                 .56               1.34             1.95
      Diluted EPS - pro forma                                   .55               1.30             1.91

      Because SFAS 123 is applicable only to awards granted subsequent to June 30, 1995, its pro forma effect will not be fully reflected until 2000.

Watts Industries, Inc. and Subsidiaries
Notes to Consolidated Statements (continued)

(13)  Employee Benefit Plans

      The Company sponsors defined benefit pension plans covering substantially all of its domestic non-union employees. Benefits are based primarily on years of service and employees' compensation. The funding policy of the Company for these plans is to contribute annually the maximum amount that can be deducted for federal income tax purposes.

      Additionally, substantially all of the Company's domestic non-union employees are eligible to participate in a 401(k) savings plan. Under this plan, the Company matches a specified percentage of employee contributions, subject to certain limitations.

      The components of benefit expense are as follows:

                                             Six Months Ended   Fiscal Year Ended June 30
                                               December 31,     -------------------------
                                                  1999            1999             1998
                                                  ----            ----             ----

      Components of net benefit expense                       (in thousands)
      Service cost - benefits earned            $   631          $ 1,485         $   953
      Interest costs on benefits obligation       1,131            2,220           2,081
      Estimated return on assets                 (1,358)          (2,686)         (1,970)
                                                -------          -------         -------
                                                    404            1,019           1,064
      Defined contribution plans                     78              215             222
                                                -------          -------         -------
         Total benefit expense                  $   482          $ 1,234         $ 1,286
                                                =======          =======         =======

      The funded status of the defined benefit plan and amounts recognized in the balance sheet follow:

                                                                                  June 30
                                                         December 31,             -------
                                                            1999             1999            1998
                                                            ----             ----            ----
      Change in projected benefit obligation                           (in thousands)
      Balance at beginning of period                      $ 33,520        $ 31,786        $ 24,026
      Service cost                                             631           1,485             953
      Interest cost                                          1,131           2,220           2,081
      Actuarial (gain) / loss                               (4,288)           (903)          5,244
      Amendments / curtailments                                 --              --             763
      Benefits paid                                           (906)         (1,068)         (1,281)
                                                          --------        --------        --------
          Balance at end of period                          30,088          33,520          31,786
                                                          ========        ========        ========

      Change in fair value of plan assets
      Balance at beginning of period                        29,787          29,446          23,230
      Actual return on assets                                4,343             933           5,703
      Employer contributions                                     4             476           1,794
      Benefits paid                                           (906)         (1,068)         (1,281)
                                                          --------        --------        --------
         Fair value of plan assets at end of period         33,228          29,787          29,446
                                                          ========        ========        ========

      Plan assets in excess of (less than) benefit
        obligation                                           3,140          (3,733)         (2,340)
      Unrecognized transition obligation                    (2,384)         (1,322)         (1,594)
      Unrecognized prior service costs                       2,340           1,388           1,535
      Unrecognized net actuarial gain / (loss)              (9,429)          1,604             870
                                                          --------        --------        --------
         Net accrued benefit costs                        $ (6,333)       $ (2,063)       $ (1,529)
                                                          ========        ========        ========

Watts Industries, Inc. and Subsidiaries
Notes to Consolidated Statements (continued)

      The weighted average assumptions used in determining the obligations of pension benefit plans are shown below:

                                                               June 30
                                         December 31,          -------
                                             1999         1999          1998
                                             ----         ----          ----
      Discount rate                          7.75%        7.00%         7.00%

      Expected return on plan assets         9.00%        9.00%         9.00%

      Rate of compensation increase          5.00%        5.00%         5.00%

      Subsequent to the spin-off of CIRCOR which took place on October 18, 1999, CIRCOR became liable for the payment of all pension plan benefits earned by CIRCOR employees prior to and following the spin-off who retire after the spin-off. The Company's pension plan transferred assets to the CIRCOR pension plan and the amount of the assets was calculated based on the relative percentage of the Projected Benefit Obligation. Such amount was adjusted to comply with the asset allocation methodology set forth in
      Section 4044 of the Employee Retirement Income Security Act of 1974, as amended.

(14)  Contingencies and Environmental Remediation

      Contingencies

      In April 1998, the Company became aware of a complaint that was filed under seal in the State of California alleging violations of the California False Claims Act. The complaint alleges that a former subsidiary of the Company sold products utilized in municipal water systems that failed to meet contractually specified standards and falsely certified that such standards had been met. The complaint further alleges that the municipal entities have suffered tens of millions of dollars in damages as a result of defective products and seeks treble damages, reimbursement of legal costs and penalties. The Company intends to vigorously contest this matter but cannot presently determine whether any loss will result from it. Other lawsuits and proceedings or claims, arising from the ordinary course of operations, are also pending or threatened against the Company and its subsidiaries.

      The Company has established reserves which it presently believes are adequate in light of probable and estimable exposure to pending and threatened litigation of which it has knowledge. However, resolution of any such matters during a specific period could have a material effect on quarterly or annual operating results for that period.

      Environmental Remediation

      The company is currently a party to or otherwise involved in various administrative or legal proceedings under federal, state or local environmental laws or regulations involving a number of sites. The level of contamination varies significantly from site to site as do the related levels of remediation efforts. Environmental liabilities are recorded based on the most probable cost, if known, or on the estimated minimum cost of remediation. The Company's accrued estimated environmental liabilities are based on assumptions, which are subject to a number of factors and uncertainties. Circumstances which can affect the reliability and precision of these estimates include identification of additional sites, environmental regulations, level of cleanup required, technologies available, number and financial condition of other contributors to remediation and the time period over which remediation may occur. The Company recognizes changes in estimates as new remediation requirements are defined or as new information becomes available. The Company estimates that its accrued environmental remediation liabilities will likely be paid over the next five to ten years.

Watts Industries, Inc. and Subsidiaries
Notes to Consolidated Statements (continued)

(15)  Financial Instruments

      Fair Value

      The carrying amounts of cash and cash equivalents, trade receivables and trade payables approximate fair value because of the short maturity of these financial instruments.

      The fair value of the Company's 8-3/8% notes, due December 2003, is based on quoted market prices. The fair value of the Company's variable rate debt approximates its carrying value. The carrying amount and the estimated fair market value of the Company's long-term debt, including the current portion, are as follows:

                                     December 31,      June 30,      June 30,
                                        1999             1999          1998
                                     ------------      --------      --------
                                                    (in thousands)

      Carrying amount                 $129,674         $217,963      $107,617
      Estimated fair value             131,452          222,441       114,907

      Derivative Instruments

      The Company uses foreign currency forward exchange contracts to reduce the impact of currency fluctuations on certain anticipated intercompany purchase transactions that are expected to occur within the fiscal year and certain other foreign currency transactions. Related gains and losses are recognized when the contracts expire, which is generally in the same period as the underlying foreign currency denominated transaction. These contracts do not subject the Company to significant market risk from exchange movement because they offset gains and losses on the related foreign currency denominated transactions. At June 30, 1999, the Company had forward contracts to buy foreign currencies with a notional value $9.0 million and a fair market value of ($0.6) million. These contracts were transferred to CIRCOR as part of the spin-off transaction. At December 31, 1999, the Company had no outstanding forward contracts to buy foreign currencies.

      The Company uses commodity futures contracts to fix the price on a certain portion of certain raw materials used in the manufacturing process. These contracts highly correlate to the actual purchases of the commodity and the contract values are reflected in the cost of the commodity as it is actually purchased. At June 30, 1999, the Company had outstanding contracts with a notional value of $3.5 million and a fair value of $0.2 million. In December 1999, these contacts were sold and the Company realized a gain of approximately $0.5 million. This gain has been deferred at December 31, 1999 and will be off-set against the costs of January and February 2000 raw material purchases, hedged in the original transaction. There were no commodity contracts outstanding at December 31, 1999.

      The Company also enters into derivative contracts that convert specific variable rate borrowings into fixed rate debt instruments. At December 31, 1999, the Company had an outstanding interest rate swap that converted 20 million Euro of the borrowings under variable rate EURO Line of Credit to a fixed rate borrowings at 4.3%. This swap agreement expires in September 2002 and has a fair value of $0.5 million at December 31, 1999.

Watts Industries, Inc. and Subsidiaries
Notes to Consolidated Statements (continued)

(16)  Segment Information

      The following table presents certain operating segment information:

                                                North                                  Corporate
                                               America       Europe        Asia       Adjustments     Consolidated
                                               -------       ------        ----       -----------     ------------
                                                                      (in thousands)
      Six Months Ended December 31, 1999

      Net Sales                              $ 191,349       $58,651      $9,110            -           $ 259,110
      Operating income                          21,645         7,252         731          (70)             29,558
      Identifiable assets                      328,249       136,246      23,401         (818)            487,078
      Capital expenditures                       8,764         1,396         133            -              10,293
      Depreciation and amortization              6,373         2,537         315            -               9,225

      Year Ended June 30, 1999

      Net Sales                              $ 369,193       $92,247     $13,018            -            $474,458
      Operating income                          38,536        11,228       1,608          466              51,838
      Identifiable assets                      484,784       133,720      22,374       (3,136)            637,742
      Capital expenditures                      17,987         3,471          74            -              21,532
      Depreciation and amortization             12,851         3,921         684            -              17,456

      Year Ended June 30, 1998

      Net Sales                              $ 345,346       $82,837     $13,894            -            $442,077
      Operating income                          36,754         8,258       1,984           75              47,071
      Identifiable assets                      443,224        87,463      23,719       (1,510)            552,896
      Capital expenditures                      19,839         2,621         596            -              23,056
      Depreciation and amortization             11,491         3,182         668            -              15,341

      Each operating segment is individually managed and has separate financial results that are reviewed by the Company's chief operating decision-maker.

      All intercompany transactions have been eliminated, and intersegment revenues are not significant.

Watts Industries, Inc. and Subsidiaries
Notes to Consolidated Statements (continued)

(17)  Quarterly Financial Information (Unaudited)

                                                            First           Second
                                                           Quarter          Quarter
                                                           -------          -------
                                                  (in thousands, except per share information)

      Six months ended December 31, 1999:
         Net sales                                        $130,330           $128,780
         Gross profit                                       46,894             46,363
         Net income from continuing operations               9,042              7,426
         Net income                                          8,297              6,945
         Per common share:
           Basic
            Income from continuing operations                .34               .28
            Net income                                       .31               .26
           Diluted
            Income from continuing operations                .34               .28
            Net income                                       .31               .26
         Dividends per common share                          .0875             .0875

                                                           First             Second             Third            Fourth
                                                          Quarter            Quarter           Quarter           Quarter
                                                          -------            -------           -------           -------

                                                                       (in thousands, except per share information)
      Fiscal year ended June 30, 1999:
         Net sales                                        $113,269           $114,310           $116,972         $129,907
         Gross profit                                       41,086             40,833             41,888           47,906
         Net income from continuing operations               7,893              7,332              6,905            7,324
         Net income                                         12,388             11,256              6,905            5,407
         Per common share:
           Basic
            Income from continuing operations                .29               .27                .26               .27
            Net income                                       .46               .42                .26               .20
           Diluted
            Income from continuing operations                .29               .27                .26               .27
            Net income                                       .46               .42                .26               .20
         Dividends per common share                          .0875             .0875              .0875             .0875

      Fiscal year ended June 30, 1998:
         Net sales                                        $111,839           $111,844           $108,166         $110,228
         Gross profit                                       41,163             40,496             39,028           39,238
         Net income from continuing operations               7,326              7,613              7,259            5,925
         Net income                                         13,620             13,609             14,041           12,099
         Per common share:
           Basic
            Income from continuing operations                .27               .28                .27               .22
            Net income                                       .50               .50                .52               .45
           Diluted
            Income from continuing operations                .27               .28                .26               .22
            Net income                                       .50               .50                .51               .44
         Dividends per common share                          .0775             .0775              .0875             .0875

Watts Industries, Inc. and Subsidiaries
Notes to Consolidated Statements (continued)

                  Schedule II-Valuation and Qualifying Accounts
                  Watts Industries, Inc. Continuing Operations
                          (Dollar amounts in thousands)

----------------------------------------------------------------------------------------------------------------------------
        Column A                Column B                       Column C                     Column D         Column E
----------------------------------------------------------------------------------------------------------------------------
                                                               Additions
                          --------------------------------------------------------------------------------------------------
                                                                    Charged to Other      Deductions--       Balance
                               Balance at      Charged to Costs         Accounts--          Describe        at End of
       Description        Beginning of Period    and Expenses           Describe              (1)            Period
----------------------------------------------------------------------------------------------------------------------------
Six months ended
December 31, 1999
  Deducted from asset
    account:
      Allowance for doubtful
          accounts              $7,747                  $87             $98 (2)              $1,202          $6,730

Year ended June 30, 1999
  Deducted from asset
    account:
      Allowance for doubtful
          accounts              $6,821               $1,728            $747 (3)              $1,549          $7,747

Year ended June 30, 1998
  Deducted from asset
    account:
      Allowance for doubtful
          accounts              $6,236               $2,201                                  $1,616           $6,821

(1)    Uncollectible accounts written off, net of recoveries.
(2) Reclassification of balance from discontinued operations to continuing operations.
(3)    Balance acquired through acquisition of Cazzaniga S.p.A during fiscal
       1999.

                                Exhibit Index

Exhibit No.   Description and Location
--------------------------------------

    2.1 Distribution Agreement between Watts Industries, Inc. and CIRCOR International, Inc. (20)
    3.1       Restated Certificate of Incorporation, as amended. (12)
    3.2       Amended and Restated By-Laws, as amended May 11, 1999. (1)
    9.1 Horne Family Voting Trust Agreement-1991 dated as of October 31, 1991 (2), Amendments dated November 19, 1996 (18), February 24, 1997 (18), June 5, 1997 (18), August 26, 1997 (18), and October
              17, 1997. (21)
    9.2 The Amended and Restated George B. Horne Voting Trust Agreement-1997 dated as of September 14, 1999. (22)
    10.1 Employment Agreement effective as of September 1, 1996 between the Registrant and Timothy P. Horne. (14)
    10.2 Supplemental Compensation Agreement effective as of September 1, 1996 between the Registrant and Timothy P. Horne. (14)
    10.3      Deferred Compensation Agreement between the Registrant and Timothy
              P. Horne, as amended. (4)
    10.4      1996 Stock Option Plan, dated October 15, 1996. (15)
    10.5      1989 Nonqualified Stock Option Plan. (3)
    10.6 Watts Industries, Inc. Retirement Plan for Salaried Employees dated December 30, 1994, as amended and restated effective as of January 1, 1994, (12), Amendment No. 1 (14), Amendment No. 2 (14), Amendment No. 3 (14), Amendment No. 4 dated September 4, 1996.
              (18), Amendment No. 5 dated January 1, 1998, Amendment No. 6 dated May 3, 1999 (22), and Amendment No. 7 dated June 7, 1999. (22)
    10.7      Registration Rights Agreement dated July 25, 1986. (5)
    10.8      Executive Incentive Bonus Plan, as amended. (12)
    10.9 Indenture dated as of December 1, 1991 between the Registrant and The First National Bank of Boston, as Trustee, including form of 8-3/8% Note Due 2003. (8)
    10.10 Loan Agreement and Mortgage among The Industrial Development Authority of the State of New Hampshire, Watts Regulator Co. and Arlington Trust Company dated August 1, 1985. (4)
    10.11 Amendment Agreement relating to Watts Regulator Co. (Canaan and Franklin, New Hampshire, facilities) financing dated December 31, 1985. (4)
    10.12 Loan Agreement between The Rutherford County Industrial Facilities and Pollution Control Financing Authority and Watts Regulator Company dated September 1, 1994. (12)
    10.13 Letter of Credit, Reimbursement and Guaranty Agreement dated September 1, 1994 by and among the Registrant, Watts Regulator Company and The First Union National Bank of North Carolina (12), Amendment No. 1 (14), Amendment No. 2 dated October 1, 1996 (18), and Amendment No. 3 dated October 18, 1999 (11).
    10.14 Trust Indenture from The Rutherford County Industrial Facilities and Pollution Control Financing Authority to The First National Bank of Boston,as Trustee, dated September 1, 1994. (12)
    10.15 Amended and Restated Stock Restriction Agreement dated October 30, 1991 (2), Amendment dated August 26, 1997. (18)
    10.16 Watts Industries, Inc. 1991 Non-Employee Directors' Nonqualified Stock Option Plan (7), Amendment No. 1. (14)
    10.17 Letters of Credit relating to retrospective paid loss insurance programs. (10)
    10.18     Form of Stock Restriction Agreement for management stockholders.
              (5)
    10.19 Revolving Credit Agreement dated December 23, 1987 between Nederlandse Creditbank NV and Watts Regulator (Nederland) B.V. and related Guaranty of Watts Industries, Inc. and Watts Regulator Co. dated December 14, 1987. (6)
    10.20 Loan Agreement dated September 1987 with, and related Mortgage to, N.V. Sallandsche Bank. (6)
    10.21 Agreement of the sale of shares of Intermes, S.p.A., RIAF Holding A.G. and the participations in Multiscope Due S.R.L. dated November 6, 1992. (9)
    10.22 Amended and Restated Revolving Credit Agreement dated March 27, 1998 between and among Watts Investment Company, certain financial institutions, BankBoston N.A., as Administrative Agent, and the

              Registrant, as Guarantor (17), and First Amendment to Amended and
              Restated Revolving Credit Agreement dated October 18, 1999 (11).
    10.23     Watts Industries, Inc. Management Stock Purchase Plan dated
              October 17, 1995 (13), Amendment No. 1 dated August 5, 1997. (18)
    10.24     Stock Purchase Agreement dated as of June 19, 1996 by and among
              Mueller Co., Tyco Valves Limited, Watts Investment Company, Tyco
              International Ltd. and Watts Industries, Inc. (16)
    11        Statement Regarding Computation of Earnings per Common Share. (19)
    21        Subsidiaries. *
    23        Consent of KPMG LLP. *
    27        Financial Data Schedule-Fiscal 1999.5. *

Incorporated By Reference To:

(1)   Relevant exhibit to Registrant's Form 10-Q for quarter ended March 31,
      1999.
(2)   Relevant exhibit to Registrant's Form 8-K dated November 14, 1991.
(3)   Relevant exhibit to Registrant's Form 10-K for the year ended June 30,
      1989.
(4)   Relevant exhibit to Registrant's Form S-1 (No. 33-6515) dated June 17,
      1986.
(5) Relevant exhibit to Registrant's Form S-1 (No. 33-6515) as part of the Second Amendment to such FormS-1 dated August 21, 1986.
(6) Relevant exhibit to Registrant's Form S-1 (No. 33-27101) dated February 16, 1989.
(7) Relevant exhibit to Registrant's Amendment No. 1 to Form 10-K for year ended June 30, 1992.
(8)   Relevant exhibit to Registrant's Form 10-K for year ended June 30, 1992.
(9)   Relevant exhibit to Registrant's Amendment No. 2 dated February 22,
      1993 to Form 8-K dated November 6, 1992.
(10)  Relevant exhibit to Registrant's Form 10-K for year ended June 30, 1993.
(11) Relevant exhibit to Registrant's Form 10-Q for quarter ended September 30, 1999.
(12)  Relevant exhibit to Registrant's Form 10-K for year ended June 30, 1995.
(13) Relevant exhibit to Registrant's Form S-8 (No. 33-64627) dated November 29, 1995.
(14)  Relevant exhibit to Registrant's Form 10-K for year ended June 30, 1996.
(15) Relevant exhibit to Registrant's Form S-8 (No. 333-32685) dated August 1, 1997.
(16)  Relevant exhibit to Registrant's Form 8-K dated September 4, 1996.
(17)  Relevant exhibit to Registrant's Form 10-Q for quarter ended March 31,
      1998.
(18)  Relevant exhibit to Registrant's Form 10-K for year ended June 30, 1997.
(19)  Notes to Consolidated Financial Statements, Note 2 of this Report.
(20) Exhibit 2.1 to CIRCOR International, Inc. Amendment No. 1 to its registration statement on Form 10 filed on September 22, 1999. (File
      No. 000-26961).
(21)  Relevant exhibit to Registrant's Form 10-K for year ended June 30, 1998.
(22)  Relevant exhibit to Registrant's Form 10-K for year ended June 30, 1999.

*     Filed as an exhibit to this Report with the Securities and Exchange
      Commission