Form 10-Q
period 2000-03-31
WATTS INDUSTRIES INC
filed 2000-05-11
CIK 795403

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2000

                                       or

| | Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from __________ to ____________

                         Commission file number 0-14787

                             WATTS INDUSTRIES, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                 04-2916536
                --------                                 ----------
         (State of incorporation)           (I.R.S. Employer Identification No.)

 815 Chestnut Street, North Andover, MA                     01845
----------------------------------------                    -----
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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                 Outstanding at April 28, 2000
            -----                                 -----------------------------

Class A Common, $.10 par value                              16,903,484

Class B Common, $.10 par value                               9,485,247

                     WATTS INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX

Part I.  Financial Information                                            Page #
         ---------------------                                            ------

          Item 1.  Financial Statements

                   Consolidated Balance Sheets at
                   March 31, 2000 and December 31, 1999                        3

                   Consolidated Statements of Income for
                   the Three Months Ended March 31, 2000 and
                   March 31, 1999                                              4

                   Consolidated Statements of Cash Flows
                   for the Three  Months Ended March 31, 2000 and
                   March 31, 1999                                              5

                   Notes to Consolidated Financial Statements               6-10

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                     10-13


Part II. Other Information
         -----------------

          Item 1.  Legal Proceedings                                       13-15

          Item 6.  Exhibits and Reports on Form 8-K                           15

          Signatures                                                          16

          Exhibit Index                                                       17

          Exhibit 27 - Financial Data Schedule - March 31, 2000               18

                     WATTS INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (Thousands, except share amounts)

                                                                          (Unaudited)
                                                                            Mar. 31,     Dec. 31,
                                                                              2000        1999
                                                                           ----------   ---------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                             $   6,534    $  13,016
     Trade accounts receivable, less allowance for doubtful accounts of
        $6,800 at Mar. 31, 2000 and $6,730 at Dec. 31, 1999                   96,556       94,305
     Inventories, net:
        Raw materials                                                         35,772       36,429
        Work in process                                                       14,577       10,355
        Finished goods                                                        64,691       66,037
                                                                           ---------    ---------
           Total Inventories                                                 115,040      112,821
     Prepaid expenses and other assets                                         9,819       12,922
     Deferred income taxes                                                    20,027       19,774
                                                                           ---------    ---------
        Total Current Assets                                                 247,976      252,838
                                                                           ---------    ---------
PROPERTY, PLANT AND EQUIPMENT:
     Property, plant and equipment, at cost                                  228,182      226,692
     Accumulated depreciation                                                (99,832)     (96,461)
                                                                           ---------    ---------
        Property, plant and equipment, net                                   128,350      130,231
                                                                           ---------    ---------
OTHER ASSETS:
     Goodwill, net of accumulated amortization of $12,655 at
        Mar. 31, 2000 and $11,997 at Dec. 31, 1999                            93,439       95,311
     Other                                                                     8,489        8,698
                                                                           ---------    ---------
TOTAL ASSETS                                                               $ 478,254    $ 487,078
                                                                           =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                      $  41,725    $  46,904
     Accrued expenses and other liabilities                                   48,056       48,629
     Accrued compensation and benefits                                        10,108        9,882
     Current portion of long-term debt                                         5,638        5,683
                                                                           ---------    ---------
        Total Current Liabilities                                            105,527      111,098
                                                                           ---------    ---------
LONG-TERM DEBT, NET OF CURRENT PORTION                                       118,447      123,991
DEFERRED INCOME TAXES                                                         13,837       13,630
OTHER NONCURRENT LIABILITIES                                                  10,724       11,150
MINORITY INTEREST                                                              7,395        7,707

STOCKHOLDERS' EQUITY:
     Preferred Stock, $.10 par value; 5,000,000 shares authorized;
        no shares issued or outstanding                                           --           --
     Class A Common Stock, $.10 par value; 80,000,000 shares authorized;
        1 vote per share; issued and outstanding: 16,888,507 shares
        at Mar. 31, 2000 and 16,888,807 shares at Dec. 31, 1999                1,689        1,689
     Class B Common Stock, $.10 par value; 25,000,000 shares authorized;
        10 votes per share; issued and outstanding: shares 9,485,247
        at Mar. 31, 2000 and 9,485,247 shares at Dec. 31, 1999                   949          949
     Additional paid-in capital                                               35,623       35,330
     Retained earnings                                                       202,360      196,733
     Accumulated other comprehensive income                                  (18,297)     (15,199)
                                                                           ---------    ---------
        Total Stockholders' Equity                                           222,324      219,502
                                                                           ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 478,254    $ 487,078
                                                                           =========    =========

See accompanying notes to consolidated financial statements.

                     WATTS INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (Thousands, except per share amounts)

                                                                     (Unaudited)
                                                                 Three Months Ended
                                                               ----------------------
                                                               March 31,    March 31,
                                                                 2000         1999
                                                               ---------    ---------
Net sales                                                      $ 130,770    $ 116,972
Cost of goods sold                                                84,277       75,084
                                                               ---------    ---------
     GROSS PROFIT                                                 46,493       41,888
Selling, general & administrative expenses                        31,180       30,035
                                                               ---------    ---------
     OPERATING INCOME                                             15,313       11,853
                                                               ---------    ---------
Other (income) expense:
     Interest income                                                (178)        (169)
     Interest expense                                              2,591        1,409
     Other, net                                                      473          180
                                                               ---------    ---------
                                                                   2,886        1,420
                                                               ---------    ---------
     INCOME FROM CONTINUING OPERATIONS
         BEFORE INCOME TAXES                                      12,427       10,433
Provision for income taxes                                         4,487        3,528
                                                               ---------    ---------
     INCOME  FROM CONTINUING OPERATIONS                            7,940        6,905
Income from discontinued operations, net of taxes                     --           --
                                                               ---------    ---------
     NET INCOME                                                $   7,940    $   6,905
                                                               =========    =========
BASIC EARNINGS PER SHARE
     Continuing Operations                                     $     .30    $     .26
     Discontinued Operations                                          --           --
                                                               ---------    ---------
     NET INCOME                                                $     .30    $     .26
                                                               =========    =========
Weighted average number of shares                                 26,474       26,649
                                                               =========    =========
DILUTED EARNINGS PER SHARE
     Continuing Operations                                     $     .30    $     .26
     Discontinued Operations                                          --           --
                                                               ---------    ---------
     NET INCOME                                                $     .30    $     .26
                                                               =========    =========
Weighted average number of shares                                 26,786       26,671
                                                               =========    =========
      Dividends per common share                               $   .0875    $   .0875
                                                               =========    =========

See accompanying notes to consolidated financial statements.

                     WATTS INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Thousands)

                                                                          (Unaudited)
                                                                       Three Months Ended
                                                                      --------------------
                                                                      March 31,  March 31,
                                                                        2000       1999
                                                                      --------    --------
OPERATING ACTIVITIES
     Net income  from continuing operations                           $  7,940    $  6,905
     Adjustments to reconcile net income from continuing operations to net cash provided by continuing operating activities:
        Depreciation                                                     4,304       3,612
        Amortization                                                       791         637
        Deferred income taxes                                               61        (391)
        Gain on disposal of assets                                         (35)         (3)
        Equity in undistributed earnings of affiliates                     (18)        (12)
        Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
           Accounts receivable                                          (4,091)      3,166
           Inventories                                                  (3,434)       (328)
           Prepaid  expenses and other assets                            3,053      (2,123)
           Accounts payable, accrued expenses and other liabilities     (2,890)      4,397
                                                                      --------    --------
     Net cash provided by continuing operations                          5,681      15,860
        Net cash provided by (used in) discontinued operations          (1,088)     10,976
                                                                      --------    --------
     Net cash provided by operating activities                           4,593      26,836
                                                                      --------    --------
INVESTING ACTIVITIES
     Additions to property, plant and equipment                         (4,226)     (6,128)
     Proceeds from sale of assets held for sale                             56       2,073
     Business acquisitions, net of cash acquired                            --     (28,488)
     Increase in other assets                                             (138)        (33)
     Discontinued operations:
        Business acquisitions, net of cash acquired                         --        (677)
        Additions to property, plant and equipment                          --      (4,073)
                                                                      --------    --------
     Net cash used in investing activities                              (4,308)    (37,326)
                                                                      --------    --------
FINANCING ACTIVITIES
     Proceeds from long-term borrowings                                 12,000      29,179
     Payments of long-term debt                                        (16,381)     (5,977)
     Proceeds from exercise of stock options                               293          --
     Dividends                                                          (2,313)     (2,314)
     Purchase of treasury stock                                             --      (5,544)
     Discontinued operations:
        Proceeds from long-term borrowings                                  --       2,227
        Payments of long-term debt                                          --      (2,313)
                                                                      --------    --------
     Net cash provided by (used in) financing activities                (6,401)     15,258
                                                                      --------    --------
Effect of exchange rate changes on cash and cash equivalents              (366)     (2,370)
                                                                      --------    --------
CHANGE  IN CASH AND CASH EQUIVALENTS                                    (6,482)      2,398

Cash and cash equivalents at beginning of period                        13,016      14,613
                                                                      --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $  6,534    $ 17,011
                                                                      ========    ========

See accompanying notes to consolidated financial statements.

WATTS INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

1. In the opinion of management, the accompanying unaudited, consolidated financial statements contain all necessary adjustments, consisting only of adjustments of a normal recurring nature, to present fairly Watts Industries, Inc.'s Consolidated Balance Sheet as of March 31, 2000, its Consolidated Statements of Income for the three months ended March 31, 2000 and 1999, and its Consolidated Statements of Cash Flows for the three months ended March 31, 2000 and 1999.

      The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date. The accounting policies followed by the Company are described in the December 31, 1999 financial statements which are contained in the Company's December 31, 1999 Annual Report on Form 10-K. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the December 31, 1999 Annual Report on Form 10-K.

2. On October 18, 1999 the Company spun off its industrial, oil and gas businesses as a separate publicly traded company, CIRCOR International, Inc. ("CIRCOR"). The spin-off was effected as a tax free distribution whereby owners of Watts common stock received one share of CIRCOR for every two shares of Watts common stock held.

      Accordingly, the Company is treating historical operating results of CIRCOR as a discontinued operation.

      The following table summarizes the operating results of the discontinued operations:

                                Three Months Ended March 31
                                ---------------------------
                                       2000     1999
                                       ----     ----

Sales, Net                            $   --   $78,893
Costs and Expenses                        --    76,106
                                      ------   -------
Income Before Income Taxes                --     2,787
Income Taxes                              --     2,787
                                      ------   -------
Income from Discontinued Operations   $   --   $    --
                                      ======   =======

3. On December 2, 1999, the Company announced a restructuring of its operations in Italy to consolidate the warehousing and manufacturing operations of its existing Italian operation into the facilities of its Italian subsidiary, Cazzaniga S.p.A, of Biassono, Italy, which was acquired March 9, 1999. In connection with this restructuring, and in accordance with EITF 94-3, the Company recorded a charge to operating expenses of $1,460,000. The program which will include the termination of 29 employees (primarily manufacturing), began in December of 1999 and is expected to be fully completed by June of 2000. As of March 31, 2000 13 employees have been terminated.

Details of the restructuring charge are as follows:

                                   Initial     Utilized     Utilized
                                  Provision   during 1999  during 2000   Balance
                                 ----------   -----------  -----------  ----------

Severance and related benefits   $1,299,000   $  192,000   $  112,000   $  995,000

Lease termination cost              134,000           --       20,000      114,000

Other exit costs                     27,000           --           --       27,000
                                 ----------   ----------   ----------   ----------

    Total                        $1,460,000   $  192,000   $  132,000   $1,136,000
                                 ==========   ==========   ==========   ==========

4. The following tables set forth the reconciliation of the calculation of earnings per share per SFAS 128:

                                       For the Three  Months Ended March 31, 2000
                                       ------------------------------------------
                                          Income         Shares        Per Share
                                       (Numerator)    (Denominator)     Amount
                                       ------------------------------------------
Basic EPS
---------
Income from Continuing Operations        $7,940,000      26,473,754      $0.30
Income from Discontinued Operations              --                         --
                                         ----------                      -----
Net Income                               $7,940,000                      $0.30

Effect of Dilutive Securities
-----------------------------
Common Stock Equivalents                         --         312,220         --
                                         ----------      ----------      -----
Diluted EPS                              $7,940,000      26,785,974      $0.30
                                         ==========      ==========      =====

Additional options to purchase 928,174 shares of common stock at prices ranging from $14.30 to $16.40 were outstanding during the three-month period ended March 31, 2000. These options were not included in the related computations of diluted EPS since the exercise price of the options was greater than the average market price of the common shares during the period.

                                       For the Three  Months Ended March 31, 1999
                                       ------------------------------------------
                                          Income         Shares        Per Share
                                       (Numerator)    (Denominator)     Amount
                                       ------------------------------------------
Basic EPS
---------
Income from Continuing Operations        $6,905,000      26,648,827      $.26
Income from Discontinued Operations              --                        --
                                         ----------                      ----
Net Income                               $6,905,000                      $.26

Effect of Dilutive Securities
-----------------------------
Common Stock Equivalents                         --          22,160        --
                                         ----------      ----------      ----
Diluted EPS                              $6,905,000      26,670,987      $.26
                                         ==========      ==========      ====

Additional options to purchase 1,581,553 shares of common stock at prices ranging from $18.00 to $25.38 were outstanding during the three-month period ended March 31, 1999. These options were not included in the related computations of diluted EPS since the exercise price of the options was greater than the average market price of the common shares during the period

5. Segment Information - the following table presents certain operating segment information:

                                          North                                  Corporate
(Thousand of dollars)                    America       Europe         Asia     Expenses & Other  Consolidated
                                        --------      --------      --------   ----------------  ------------
Three months ended March 31, 2000:

Net Sales                               $ 98,460      $ 28,786      $  3,524      $     --         $130,770
Operating income                          14,294         4,117            19        (3,117)          15,313

Three months ended March 31, 1999:

Net Sales                               $ 91,095      $ 22,106      $  3,771      $     --         $116,972
Operating income                          13,184         2,177           179        (3,687)          11,853

The above operating segments are presented on a basis consistent with the presentation included in the Company's December 31, 1999 financial statements. There have been no material changes in the identifiable assets of the individual segments since December 31, 1999.

6. The Company uses foreign currency forward exchange contracts from time to time to reduce the impact of currency fluctuations on certain anticipated purchase transactions that are expected to occur within the fiscal year and other known currency exposures. Related gains and losses are recognized when the contracts expire, which is generally in the same period as the underlying foreign currency denominated transaction. These contracts do not subject the Company to significant market risk from exchange movement because they offset gains and losses on the related foreign currency denomination transactions. At March 31, 2000 the Company had outstanding forward contracts to buy foreign currencies with a notional value of $4.0 million and an immaterial unrealized loss.

7. Accumulated other comprehensive income in the consolidated balance sheets as of March 31, 2000 and December 31, 1999 consists of cumulative translation adjustments. The Company's total comprehensive income during the three-month periods were as follows:

                                              Three Months Ended March 31,
                                              ----------------------------
                                                    2000        1999
                                                    ----        ----

      Income from Continuing Operations           $ 7,940     $ 6,905
      Income from Discontinued Operations              --          --
      Foreign Currency Translation Adjustments     (3,098)     (4,389)
                                                -----------------------

      Total Comprehensive Income                  $ 4,842     $ 2,516
                                                =======================

8.    Contingencies

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


Item 2. WATTS INDUSTRIES, INC. AND SUBSIDIARIES
      Management's Discussion and Analysis of Financial Condition and Results of Operations

      On December 15, 1998 the Company announced its plan to spin-off its industrial, oil and gas business as a separately traded public company, CIRCOR International, Inc. Under the terms of the spin-off, which was completed on October 18, 1999, the holders of Watts common stock received one share of CIRCOR common stock for every two shares of Watts stock held. The Company's results of operations for the period ended March 31, 1999 have been restated to reflect CIRCOR as discontinued operations.

Results of Operations
Three Months Ended March 31, 2000 Compared to
Three Months Ended March 31, 1999

      Net sales for continuing operations increased $13,798,000 (11.8%) to $130,770,000. The increase in net sales is attributable to the following:

            Internal Growth     $ 10,508,000              9.0%
            Acquisitions        $  6,731,000              5.7%
            Foreign Exchange   ($  3,441,000)            (2.9%)
            ---------------------------------------------------
            Total Change        $ 13,798,000             11.8%
            ==================================================

      This increase in net sales from internal growth is attributable to increased unit shipments of North American and European plumbing and heating valves. The growth in net sales from acquired companies is due to the inclusion of Cazzaniga. Excluding the acquired revenue of Cazzaniga and the impact of foreign exchange, shipments of European plumbing and heating valves were 16.9% higher than last year. The decrease in foreign exchange is principally due to the devaluation of the Euro during the three month period ended March 31, 2000 compared to the comparable prior year period.

      Watts monitors its net sales in three geographical segments: North America, Europe and Asia. As outlined below, North America, Europe and Asia accounted for 75.3%, 22.0%, and 2.7% of net sales, respectively, in the three months ended March 31, 2000 compared to 77.9%, 18.9%, and 3.2% respectively in the three months ended March 31, 1999. The Company's net sales in these groups for the three months ended March 31, 2000 and 1999 were as follows:

                                   3/31/00          3/31/99          Change
                              -------------     ------------    ------------
          North America        $98,460,000      $91,095,000      $7,365,000
          Europe                28,786,000       22,106,000       6,680,000
          Asia                   3,524,000        3,771,000        (247,000)
                              -------------     ------------    ------------
          Total               $130,770,000      $116,972,000    $13,798,000
                              =============     ============    ============

      The increase in North America is due to increased unit sales. The increase in Europe is due to the Cazzaniga acquisition and increased unit sales, which were partially offset by the devaluation of the Euro.

      Gross profit increased $4,605,000 (11.0%), but decreased as a percentage of net sales from 35.8% to 35.6%. This percentage reduction is attributable to costs associated with relocating certain manufacturing equipment and increased freight expenses, partially offset by increased gross margins on net sales in Europe.

      Selling, general and administrative expenses increased $1,145,000 (3.8%) to $31,180,000 and decreased as a percentage of sales from 25.7% to 23.8%. This increase is attributable to the inclusion of selling, general and administrative expenses of Cazzaniga and increased variable selling expenses. These were partially offset by the Euro's devaluation and reductions in corporate headquarters expenses.

      Operating income in the three months ended March 31, 2000 increased $3,460,000 (29.2%) to $15,313,000 due to the increased gross profit and decreased selling, general and administrative expenses on a percentage of sales basis.

      The Company's operating income by segment for the three months ended March 31, 2000 and 1999 were as follows:

                             3/31/00          3/31/99           Change
                        ------------     ------------     ------------
North America           $ 14,294,000     $ 13,184,000        1,110,000
Europe                     4,117,000        2,177,000        1,940,000
Asia                          19,000          179,000         (160,000)
Corporate Expenses
   and All Other          (3,117,000)      (3,687,000)         570,000
                        ------------     ------------     ------------
Total                   $ 15,313,000     $ 11,853,000     $  3,460,000
                        ============     ============     ============

      The increase in North America is due to increased gross profit. The increase in Europe is primarily due to increased net sales and the Cazzaniga acquisition.

      Interest expense increased $1,182,000 in the quarter ended March 31, 2000, primarily due to the increased effective rate of borrowing and increased borrowings to finance the Cazzaniga acquisition.

      The Company's effective tax rate for continuing operations increased from 33.8% to 36.1%. The increase is primarily attributable to acquired companies operating in higher tax rate jurisdictions than the rest of the Company, tax planning strategies favorably impacting prior periods and a revised tax structure required to execute the spin-off of the industrial, oil and gas businesses.

      Net income for the three months ended March 31, 2000 increased $1,035,000 (15.0%) to $7,940,000 or $ .30 per common share on a diluted basis compared to $.26 per common share for the three months ended March 31, 1999 on a diluted basis. The impact of foreign exchange, primarily due to the devaluation of the Euro, decreased net income $.01 per common share on a diluted basis in the period ended March 31, 2000.

Liquidity and Capital Resources

      During the three-month period ended March 31, 2000, the Company generated $5,681,000 in cash flow, from continuing operations, which was used to fund the purchase of $4,226,000 in capital equipment and pay cash dividends to common shareholders. Capital expenditures were primarily for manufacturing machinery and equipment as part of the Company's commitment to continuously improve its manufacturing capabilities. The Company's capital expenditure budget for the twelve months ended December 31, 2000 is $17,500,000. The Company also reduced long term debt through the use of existing cash balances.

      During the year ended December 31, 1999, the Company maintained a $125,000,000 line of credit which was amended coincident with the spin off of CIRCOR. The Company's amended facility in effect as of March 31, 2000 is an unsecured $100,000,000 line of credit to support the Company's acquisition program, working capital requirements of acquired companies, and for general corporate purposes. At March 31, 2000, the Company had $20,000,000 outstanding on the line of credit and was in compliance with all banking covenants related to this facility.

      As of March 31, 2000, the Company maintained a syndicated credit facility with a group of European banks in the amount of 40,000,000 Euros. This credit facility has several tranches which provide credit to the Company for a period up to five (5) years. The purpose of this credit facility is to fund acquisitions in Europe, support the working capital requirements of acquired companies, and for general corporate purposes. As of March 31, 2000, 20,142,000 Euros ($19,284,000) were borrowed under this line of credit.

      Working capital at March 31, 2000 was $142,449,000 compared to $141,740,000 at December 31, 1999. The ratio of current assets to current liabilities was 2.4 to 1 at March 31, 2000 and 2.3 to 1 at December 31, 1999. Cash and cash equivalents were $6,534,000 at March 31, 2000, compared to $13,016,000 at December 31, 1999. Debt as a percentage of total capital employed was 35.8% at March 31, 2000 compared to 37.4% at December 31, 1999.

      The Company anticipates that available funds and those funds provided from current operations will be sufficient to meet current operating requirements and anticipated capital expenditures for at least the next 24 months.

      The Company from time to time is involved with environmental proceedings and other litigation proceedings and incurs costs on an ongoing basis related to these matters. The Company has not incurred material expenditures in fiscal 2000 in connection with any of these matters. See Part II, Item 1, Legal Proceedings.

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

OTHER

      Certain statements contained herein are forward looking. Many factors could cause actual results to differ from these statements, including loss of market share through competition; introduction of competing products by other companies; pressure on prices from competitors, suppliers, and/or customers; regulatory obstacles; lack of acceptance of new products; changes in the plumbing and heating and water quality markets; changes in global demand for the Company's products; changes in distribution of the Company's products; interest rates; foreign exchange fluctuations; cyclical nature of industries in which the Company markets certain of its products and general and economic factors in markets where the Company's products are sold, manufactured or marketed; and other factors discussed in the Company's reports filed with the Securities and Exchange Commission.

      In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The Company will adopt SFAS 133 on January 1, 2001. Its impact on the combined financial statements is still being evaluated, but is not expected to be material.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition." An amendment in March 2000 delayed the effective date until the second quarter of 2000. The Company is reviewing the requirements of this standard, but does not expect it will have material impact on the consolidated financial statements.

PART II

Item 1.  Legal Proceedings

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

James Jones Litigation

      On June 25, 1997, Nora Armenta sued James Jones Company, Mueller Co. and Tyco International (U.S.) Inc., the parent companies of James Jones, and Watts Industries, Inc., which formerly owned James Jones, in the California Superior Court for Los Angeles County with a complaint that sought tens of millions of dollars in damages. By this complaint and an amended complaint filed on November 4, 1998 ("First Amended Complaint"), Armenta, a former employee of James Jones, sued on behalf of 34 municipalities as a qui tam plaintiff under the California False Claims Act. Late in 1998, the Los Angeles Department of Water and Power ("DWP") intervened. Of the remaining 33 named municipalities, four (Burbank, Pomona, Santa Monica and South Gate) chose to intervene shortly before the Court-imposed deadline of July 15, 1999. The municipality of South Gate has withdrawn its intervention and will participate as a non-intervening city. The case will now go forward with the municipalities that have intervened.

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

      In addition, bronze that does not contain more than 8% lead, like '81 bronze, is approved for home plumbing fixtures by the City of Los Angeles, and the Federal Environmental Protection Agency defines metal for pipe fittings with no more than 8% lead as "lead free" under Section 1417 of the Federal Safe Drinking Water Act.

      The Company intends to contest this matter vigorously, and discovery is currently under way. Presently, the Company cannot determine whether any loss will result from this litigation. See Note 8 of the Notes to the Consolidated Financial Statements.

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

      The Company is currently a party to or otherwise involved in various administrative or legal proceedings under federal, state or local environmental laws or regulations involving a number of sites. During the quarter ending March 31, 1998, the Company received an administrative order from the New Hampshire Department of Environmental Services (the "NHDES") with respect to management and storage of process wastes and various recordkeeping and permit renewal rules at its Franklin, New Hampshire operation. The NHDES has acknowledged compliance with its administrative order and has agreed by a proposed consent order filed on May 1, 2000 to a monetary assessment of $215,126.00 and a supplemental environmental project of at least $350,000.00.

      Based on facts presently known to it, the Company does not believe that the outcome of these environmental proceedings will have a material adverse effect on its financial condition or results of operations. Given the nature and scope of the Company's manufacturing operations, there can be no assurance that the Company will not become subject to other environmental proceedings and liabilities in the future which may be material to the Company. See Note 8 of the Notes to the Consolidated Financial Statements.

Other Litigation

      Other lawsuits and proceedings or claims, arising from the ordinary course of operations, are also pending or threatened against the Company and its subsidiaries. Based on the facts currently known to it, the Company does not believe that the ultimate outcome of these other litigation matters will have a material adverse effect on its financial condition or results of operation. See
Note 8 of the Notes to the Consolidated Financial Statements.


Item 6.  Exhibits and Reports on Form 8-K.

(a)  The exhibits are furnished elsewhere in this report.

(b) There were no reports filed on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    WATTS INDUSTRIES, INC.


Date: May 10, 2000                  By:/s/ Timothy P. Horne
      ------------                         ----------------
                                           Timothy P. Horne
                                           Chairman and Chief Executive Officer


Date: May 10, 2000                  By:/s/ William C. McCartney
      ------------                         --------------------
                                           William C. McCartney
                                           Chief Financial Officer and Treasurer

March -10Q

                                  EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.       Description
-----------       -----------

3.1               Restated Certificate of Incorporation, as amended.  (1)

3.2               Amended and Restated By-Laws, as amended May 11, 1999  (2)

11                Computation of Earnings per Share (3)

27                Financial Data Schedule - March 31, 2000

(1) Incorporated by reference to the relevant exhibit to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 1995.

(2) Incorporated by reference to the relevant exhibit to the Registrant's Form 10-Q for the quarter ended March 31, 1999.

(3) Incorporated by reference to the Notes to Consolidated Financial Statements, Note 4, of this Report.

*Filed herewith.