Form 10-Q
period 2000-06-30
WATTS INDUSTRIES INC
filed 2000-08-11
CIK 795403

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000

                                       or

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                Outstanding at July 31, 2000
           -----                                ----------------------------

Class A Common, $.10 par value                                    17,159,537

Class B Common, $.10 par value                                     9,236,324

                     WATTS INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX

Part I.  Financial Information                                            Page #
                                                                          ------

         Item 1.  Financial Statements

                  Consolidated Balance Sheets at June 30, 2000 and
                  December 31, 1999                                          3

                  Consolidated Statements of Income for
                  the Three Months Ended June 30, 2000 and
                  June 30, 1999                                              4

                  Consolidated Statements of Income for
                  the Six Months Ended June 30, 2000 and
                  June 30, 1999                                              5

                  Consolidated Statements of Cash Flows
                  for the Six  Months Ended June 30, 2000 and
                  June 30, 1999                                              6

                  Notes to Consolidated Financial Statements              7-12

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    12-17

Part II. Other Information

         Item 1.  Legal Proceedings                                      17-19

         Item 4.  Submission of Matters to a Vote of Security Holders    19-20

         Item 6.  Exhibits and Reports on Form 8-K                          20

         Signatures                                                         21

         Exhibit Index                                                      22

         Exhibit 27 - Financial Data Schedule                               23

Item 1. Financial Statements

                     WATTS INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (Thousands, except share amounts)

                                                                                  (Unaudited)
                                                                                    June 30,           Dec. 31,
                                                                                      2000               1999
                                                                                   ---------          ---------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                     $  10,720          $  13,016
     Trade accounts receivable, less allowance for doubtful accounts of
        $6,429 at June 30, 2000 and $6,730 at December 31, 1999                       99,658             94,305
     Inventories:
        Raw materials                                                                 33,596             36,429
        Work in process                                                               14,526             10,355
        Finished goods                                                                62,599             66,037
                                                                                   ---------          ---------
           Total Inventories                                                         110,721            112,821
     Prepaid expenses and other assets                                                 6,724             12,922
     Deferred income taxes                                                            20,468             19,774
                                                                                   ---------          ---------
        Total Current Assets                                                         248,291            252,838
                                                                                   ---------          ---------
PROPERTY, PLANT AND EQUIPMENT:
     Property, plant and equipment, at cost                                          230,425            226,692
     Accumulated depreciation                                                       (103,911)           (96,461)
                                                                                   ---------          ---------
        Property, plant and equipment, net                                           126,514            130,231
                                                                                   ---------          ---------
OTHER ASSETS:
     Goodwill, net of accumulated amortization of $13,308 at
        June 30, 2000 and $11,997 at December 31, 1999                                98,447             95,311
     Other                                                                             8,253              8,698
                                                                                   ---------          ---------
TOTAL ASSETS                                                                       $ 481,505          $ 487,078
                                                                                   =========          =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                              $  36,926          $  46,904
     Accrued expenses and other liabilities                                           47,918             48,629
     Accrued compensation and benefits                                                11,767              9,882
     Current portion of long-term debt                                                 6,189              5,683
                                                                                   ---------          ---------
        Total Current Liabilities                                                    102,800            111,098
                                                                                   ---------          ---------
LONG-TERM DEBT, NET OF CURRENT PORTION                                               118,192            123,991
DEFERRED INCOME TAXES                                                                 14,626             13,630
OTHER NONCURRENT LIABILITIES                                                          10,180             11,150
MINORITY INTEREST                                                                      7,433              7,707
STOCKHOLDERS' EQUITY:
     Preferred Stock, $.10 par value; 5,000,000 shares authorized;
        no shares issued or outstanding                                                   --                 --
     Class A Common Stock, $.10 par value; 80,000,000 shares authorized;
        1 vote per share; issued and outstanding: 17,144,671 shares
        at June 30, 2000 and 16,888,807 shares at December 31, 1999                    1,714              1,689
     Class B Common Stock, $.10 par value; 25,000,000 shares authorized;
        10 votes per share; issued and outstanding: shares 9,236,324
        at June 30, 2000 and 9,485,247 shares at December 31, 1999                       924                949
     Additional paid-in capital                                                       35,791             35,330
     Retained earnings                                                               208,801            196,733
     Accumulated other comprehensive income                                          (18,956)           (15,199)
                                                                                   ---------          ---------
        Total Stockholders' Equity                                                   228,274            219,502
                                                                                   ---------          ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 481,505          $ 487,078
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

                     WATTS INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (Thousands, except per share amounts)
                                   (Unaudited)

                                                                                Three Months Ended
                                                                         -------------------------------
                                                                          June 30,              June 30,
                                                                            2000                  1999
                                                                         ---------             ---------
Net sales                                                                $ 130,284             $ 129,907
Cost of goods sold                                                          83,955                82,001
                                                                         ---------             ---------
     GROSS PROFIT                                                           46,329                47,906
Selling, general & administrative expenses                                  30,797                33,042
                                                                         ---------             ---------
     OPERATING INCOME                                                       15,532                14,864
                                                                         ---------             ---------
Other (income) expense:
     Interest income                                                          (215)                 (341)
     Interest expense                                                        2,516                 2,068
     Other, net                                                                546                   314
     Minority interest                                                         (47)                  760
                                                                         ---------             ---------
                                                                             2,800                 2,801
                                                                         ---------             ---------
     INCOME FROM CONTINUING OPERATIONS
         BEFORE INCOME TAXES                                                12,732                12,063
Provision for income taxes                                                   4,705                 4,739
                                                                         ---------             ---------
     INCOME FROM CONTINUING OPERATIONS                                       8,027                 7,324
Loss from discontinued operations, net of taxes                                 --                (1,917)
                                                                         ---------             ---------
     NET INCOME                                                          $   8,027             $   5,407
                                                                         =========             =========
BASIC EARNINGS PER SHARE
     Continuing Operations                                               $     .30             $     .27
     Discontinued Operations                                                    --                  (.07)
                                                                         ---------             ---------
     NET INCOME                                                          $     .30             $     .20
                                                                         =========             =========
Weighted average number of shares                                           26,393                26,444
                                                                         =========             =========
DILUTED EARNINGS PER SHARE
     Continuing Operations                                               $     .30             $     .27
     Discontinued Operations                                                    --                  (.07)
                                                                         ---------             ---------
     NET INCOME                                                          $     .30             $     .20
                                                                         =========             =========
Weighted average number of shares                                           26,551                26,489
                                                                         =========             =========
      Dividends per common share                                         $   .0600             $   .0875
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

                     WATTS INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              (Amounts in thousands, except per share information)
                                   (Unaudited)

                                                                               Six Months Ended
                                                                         ----------------------------
                                                                          June 30,           June 30,
                                                                            2000               1999
                                                                         ---------          ---------
Net sales                                                                $ 261,054          $ 246,879
Cost of goods sold                                                         168,232            157,085
                                                                         ---------          ---------
     GROSS PROFIT                                                           92,822             89,794
Selling, general & administrative expenses                                  61,977             63,077
                                                                         ---------          ---------
     OPERATING INCOME                                                       30,845             26,717
                                                                         ---------          ---------
Other (income) expense:
     Interest income                                                          (393)              (510)
     Interest expense                                                        5,107              3,477
     Other, net                                                              1,025                439
     Minority interest                                                         (53)               815
                                                                         ---------          ---------
                                                                             5,686              4,221
                                                                         ---------          ---------
     INCOME FROM CONTINUING OPERATIONS
         BEFORE INCOME TAXES                                                25,159             22,496
Provision for income taxes                                                   9,192              8,267
                                                                         ---------          ---------
     INCOME  FROM CONTINUING OPERATIONS                                     15,967             14,229
Loss from discontinued operations, net of taxes                                 --             (1,917)
                                                                         ---------          ---------
     NET INCOME                                                          $  15,967          $  12,312
                                                                         =========          =========
BASIC EARNINGS PER SHARE
     Continuing Operations                                               $     .61          $     .53
     Discontinued Operations                                                    --               (.07)
                                                                         ---------          ---------
     NET INCOME                                                          $     .61          $     .46
                                                                         =========          =========
Weighted average number of shares (thousands)                               26,391             26,543
                                                                         =========          =========
DILUTED EARNINGS PER SHARE
     Continuing Operations                                               $     .60          $     .53
     Discontinued Operations                                                    --               (.07)
                                                                         ---------          ---------
     NET INCOME                                                          $     .60          $     .46
                                                                         =========          =========
Weighted average number of shares (thousands)                               26,627             26,574
                                                                         =========          =========
      Dividends per common share                                         $   .1475          $   .1750
                                                                         =========          =========

See accompanying notes to consolidated financial statements.

                     WATTS INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Thousands)
                                   (Unaudited)

                                                                                      Six Months Ended
                                                                              -------------------------------
                                                                               June 30,              June 30,
                                                                                 2000                  1999
                                                                              ---------             ---------
OPERATING ACTIVITIES
     Income from continuing operations                                        $  15,967             $  14,229
     Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
        Depreciation                                                              8,618                 7,626
        Amortization                                                              1,519                 1,345
        Deferred income taxes                                                       523                (3,137)
        Gain on disposal of assets                                                 (108)                   (5)
        Equity in undistributed earnings of affiliates                             (102)                  825
        Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
           Accounts receivable                                                   (6,992)                3,540
           Inventories                                                              902               (10,759)
           Prepaid  expenses and other assets                                     6,355                (2,022)
           Accounts payable, accrued expenses and other liabilities              (6,766)                1,549
                                                                              ---------             ---------
     Net cash provided by continuing operations                                  19,916                13,191
        Net cash provided by (used in) discontinued operations                   (1,480)               21,235
                                                                              ---------             ---------
     Net cash provided by operating activities                                   18,436                34,426
                                                                              ---------             ---------
INVESTING ACTIVITIES
     Additions to property, plant and equipment                                  (6,843)              (13,990)
     Proceeds from sale of assets held for sale                                     120                 2,291
     Business acquisitions, net of cash acquired                                 (6,006)              (27,935)
     Increase in other assets                                                      (250)                  245
     Discontinued operations:
        Business acquisitions, net of cash acquired                                  --               (10,301)
        Additions to property, plant and equipment                                   --                (9,499)
                                                                              ---------             ---------
     Net cash used in investing activities                                      (12,979)              (59,189)
                                                                              ---------             ---------
FINANCING ACTIVITIES
     Proceeds from long-term borrowings                                          36,709                53,364
     Payments of long-term debt                                                 (40,649)              (27,866)
     Proceeds from exercise of stock options                                        461                    --
     Dividends                                                                   (3,899)               (4,645)
     Purchase of treasury stock                                                      --                (5,544)
     Discontinued operations:
        Proceeds from long-term borrowings                                           --                12,539
        Payments of long-term debt                                                   --                (6,059)
                                                                              ---------             ---------
     Net cash provided by (used in) financing activities                         (7,378)               21,789
                                                                              ---------             ---------
Effect of exchange rate changes on cash and cash equivalents                       (375)                1,135
                                                                              ---------             ---------
CHANGE IN CASH AND CASH EQUIVALENTS                                              (2,296)               (1,839)
Cash and cash equivalents at beginning of period                                 13,016                14,613
                                                                              ---------             ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $  10,720             $  12,774
                                                                              =========             =========

See accompanying notes to consolidated financial statements.

WATTS INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

1. In the opinion of management, the accompanying unaudited, consolidated financial statements contain all necessary adjustments, consisting only of adjustments of a normal recurring nature, to present fairly Watts Industries, Inc.'s Consolidated Balance Sheet as of June 30, 2000, its Consolidated Statements of Income for the three and six months ended June 30, 2000 and 1999, and its Consolidated Statements of Cash Flows for the six months ended June 30, 2000 and 1999.

      The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date. The accounting policies followed by the Company are described in the December 31, 1999 financial statements which are contained in the Company's December 31, 1999 Annual Report. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the December 31, 1999 Annual Report to Stockholders.

2. On December 15, 1998 the Company announced that it planned to separate its industrial, oil and gas business from its plumbing and heating and water quality business. To accomplish this separation, the Company has continued its existing plumbing and heating and water quality business and has transferred the industrial, oil and gas business to a new subsidiary, CIRCOR International, Inc. The spin-off was effected as a tax free distribution on October 18, 1999. Owners of Watts common stock received one share of CIRCOR for every two shares of Watts common stock held.

      Accordingly, the Company is treating historical operating results of CIRCOR as a discontinued operation.

      The following table summarizes the operating results of the discontinued operations:

                                                     Three Months Ended  June 30
                                                     ---------------------------
                                                        2000            1999
                                                        ----            ----
Sales, Net                                           $      --       $  77,415
Costs and Expenses                                          --          77,171
                                                     ---------       ---------
Income Before Income Taxes                                  --             244
Income Taxes                                                --           2,161
                                                     ---------       ---------
Loss from Discontinued Operations                    $      --       $  (1,917)
                                                     =========       =========

                                                      Six Months Ended  June 30
                                                      -------------------------
                                                        2000            1999
                                                        ----            ----
Sales, Net                                           $      --       $ 156,308
Costs and Expenses                                          --         153,277
                                                     ---------       ---------
Income Before Income Taxes                                  --           3,031
Income Taxes                                                --           4,948
                                                     ---------       ---------
Loss from Discontinued Operations                    $      --       $  (1,917)
                                                     =========       =========

3. On December 2, 1999, the Company announced a restructuring of its operations in Italy to consolidate the warehousing and manufacturing operations of its existing Italian operation into the facilities of its newly acquired Italian subsidiary, Cazzaniga S.p.A. In connection with this restructuring, and in accordance with EITF 94-3, the Company recorded a charge to operating expenses of $1,460,000 in December 1999. The program, which will include the termination of 29 employees (primarily manufacturing), began in December of 1999 and is expected to be fully completed during 2000. As of June 30, 2000, 27 employees have been terminated with severance benefits continuing through the remainder of the year.

Details of the restructuring charge are as follows:

                                             Initial        Utilized       Utilized
                                            Provision      during 1999    during 2000      Balance
                                           ----------      -----------    -----------     --------
Severance and related benefits             $1,299,000       $192,000       $353,000       $754,000

Lease termination cost                        134,000             --         52,000         82,000

Other exit costs                               27,000             --         27,000             --
                                           ----------       --------       --------       --------
    Total                                  $1,460,000       $192,000       $432,000       $836,000
                                           ==========       ========       ========       ========

4. The following tables set forth the reconciliation of the calculation of earnings per share:

                                       For the Three Months Ended June 30, 2000
                                       ----------------------------------------
                                          Income        Shares        Per Share
                                       (Numerator)   (Denominator)      Amount
                                       -----------   -------------      ------
Basic EPS
Income from Continuing Operations       $8,027,000     26,393,258     $     0.30
Income from Discontinued Operations             --                            --
                                        ----------                    ----------
Net Income                               8,027,000                          0.30

Effect of Dilutive Securities
Common Stock Equivalents                        --        157,649             --
                                        ----------     ----------     ----------
Diluted EPS                             $8,027,000     26,550,907     $     0.30
                                        ==========     ==========     ==========

Options to purchase 1,196,831 shares of common stock at prices ranging from $14.30 to $16.88 were outstanding during the three-month period ended June 30, 2000. These options were not included in the related computations of diluted EPS since the exercise price of the options was greater than the average market price of the common shares during the period.

                                      For the Three Months Ended June 30, 1999
                                      ----------------------------------------
                                        Income          Shares       Per Share
                                      (Numerator)    (Denominator)     Amount
                                      -----------    -------------     ------
Basic EPS
Income from Continuing Operations     $ 7,324,000      26,444,054   $      0.27
Loss from Discontinued Operations      (1,917,000)                        (0.07)
                                      -----------                   -----------
Net Income                              5,407,000                          0.20

Effect of Dilutive Securities
Common Stock Equivalents                       --          44,614            --
                                      -----------     -----------   -----------
Diluted EPS                           $ 5,407,000      26,488,668   $      0.20
                                      ===========     ===========   ===========

Options to purchase 1,171,053 shares of common stock at prices ranging from $18.00 to $25.38 were outstanding during the three-month period ended June 30, 1999. These options were not included in the related computations of diluted EPS since the exercise price of the options was greater than the average market price of the common shares during the period.

                                       For the Six  Months Ended June 30, 2000
                                       ----------------------------------------
                                         Income          Shares       Per Share
                                       (Numerator)    (Denominator)     Amount
                                       -----------    -------------     ------
Basic EPS
Income from Continuing Operations      $15,967,000      26,390,505   $      0.61
Income from Discontinued Operations             --                            --
                                       -----------                   -----------
Net Income                              15,967,000                          0.61

Effect of Dilutive Securities
Common Stock Equivalents                        --         236,263         <.01>
                                       -----------     -----------   -----------
Diluted EPS                            $15,967,000      26,626,768   $      0.60
                                       ===========     ===========   ===========

Options to purchase 887,938 shares of common stock at prices ranging from $14.30 to $16.88 were outstanding during the six-month period ended June 30, 2000. These options were not included in the related computations of diluted EPS since the exercise price of the options was greater than the average market price of the common shares during the period.

                                     For the Six  Months Ended June 30, 1999
                                     ---------------------------------------
                                       Income          Shares        Per Share
                                     (Numerator)    (Denominator)     Amount
                                    ------------    -------------     ------
Basic EPS
Income from Continuing Operations   $ 14,229,000      26,543,241   $       0.53
Loss from Discontinued Operations     (1,917,000)                          (.07)
                                    ------------                   ------------
Net Income                            12,312,000                           0.46

Effect of Dilutive Securities
Common Stock Equivalents                      --          31,197             --
                                    ------------      ----------   ------------
Diluted EPS                         $ 12,312,000      26,574,438   $       0.46
                                    ============      ==========   ============

Options to purchase 1,089,053 shares of common stock at prices ranging from $18.00 to $25.38 were outstanding during the six-month period ended June 30, 1999. These options were not included in the related computations of diluted EPS since the exercise price of the options was greater than the average market price of the common shares during the period.

5. Segment Information - the following table presents certain operating segment information:

                                North                                       Corporate
(Thousand of dollars)          America         Europe         Asia         Adjustments    Consolidated
                               -------         ------         ----         -----------    ------------
Three months ended
June 30, 2000:

Net Sales                      $100,579       $ 25,893       $  3,812       $     --        $130,284
Operating income                 12,183          3,531            182           (364)         15,532

Three months ended
June 30, 1999:

Net Sales                      $ 96,883       $ 28,429       $  4,595       $     --        $129,907
Operating income                 11,316          3,130            608           (190)         14,864

Six months ended
June 30, 2000:

Net Sales                      $199,039       $ 54,679       $  7,336       $     --        $261,054
Operating income                 23,177          7,648            201           (181)         30,845

Six months ended
June 30, 1999:

Net Sales                      $187,978       $ 50,535       $  8,366       $     --        $246,879
Operating income                 20,972          5,307            787           (349)         26,717

The above operating segments are presented on a basis consistent with the presentation included in the Company's December 31, 1999 financial statements. There have been no material changes in the identifiable assets of the individual segments since December 31, 1999.

6. Accumulated other comprehensive income in the consolidated balance sheets as of June 30, 2000 and December 31, 1999 consists of cumulative translation adjustments. The Company's total comprehensive income was as follows:

                                                     Three Months Ended June 30,
                                                     ---------------------------
                                                       2000               1999
                                                       ----               ----
      Income from Continuing Operations              $  8,027          $  7,324
      Loss from Discontinued Operations                    --            (1,917)
      Foreign Currency Translation Adjustments           (658)           (2,943)
                                                     --------------------------
      Total Comprehensive Income                     $  7,369          $  2,464
                                                     ==========================

                                                      Six Months Ended June 30,
                                                      -------------------------
                                                       2000               1999
                                                       ----               ----
      Income from Continuing Operations              $ 15,967          $ 14,229
      Loss from Discontinued Operations                    --            (1,917)
      Foreign Currency Translation Adjustments         (3,757)           (7,332)
                                                     --------------------------
      Total Comprehensive Income                     $ 12,210          $  4,980
                                                     ==========================

7. Acquisitions

      On May 12, 2000, a wholly owned subsidiary of the Company acquired McCraney, Inc., located in Santa Ana, California for approximately $6 million. McCraney, doing business as Spacemaker, manufactures a complete line of seismic restraint straps for water heaters as well as water heater stands and enclosures. Spacemaker's last twelve months sales were approximately $5 million.

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

9. Other

      In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The Company will adopt SFAS 133, as amended by SFAS 137 and SFAS 138, on January 1, 2001. It's impact on the consolidated financial statements is still being evaluated, but is not expected to be material.

      In December 1999, the Securities and Exchange commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition". An amendment in March 2000 delayed the effective date until the fourth quarter of 2000. The Company is reviewing the requirements of this standard, but does not expect it will have material impact on the consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      On December 15, 1998, the Company announced its plan to spin-off its industrial, oil and gas business as a separately traded public company, CIRCOR International, Inc. Under the terms of the spin-off, which was completed on October 18, 1999, the holders of Watts common stock received one share of CIRCOR common stock for every two shares of Watts stock held. The Company's results of operations for all periods presented reflect CIRCOR as discontinued operations.

Results of Operations
Three Months Ended June 30, 2000 Compared to
Three Months Ended June 30, 1999

      Net sales from continuing operations for the three months ended June 30, 2000 increased $377,000 (0.3%) to $130,284,000 compared to the same period in 1999. The increase in net sales is attributable to the following:

                      Internal Growth     $   3,232               2.5%
                      Acquisitions        $     659               0.5%
                      Foreign Exchange    $  (3,514)             (2.7%)
                      ------------------------------------------------
                      Total Change        $     377               0.3%
                      ================================================

      The increase in net sales from internal growth is attributable to increased unit shipments of North American and European plumbing and heating valves. The growth in net sales from acquired companies is due to the inclusion of McCraney, Inc. of Santa Ana, California, doing business as Spacemaker, which was acquired May 12, 2000. The decrease in foreign exchange is due primarily to the Euro's devaluation compared to the same period in 1999. Excluding foreign exchange, shipments of European plumbing and heating valves for the three months ended June 30, 2000 were 3.2% higher than the same period in 1999.

      Watts monitors its net sales in three geographical segments: North America, Europe and Asia. As outlined below, North America, Europe and Asia accounted for 77.2%, 19.9%, and 2.9%
of net sales, respectively, in the three months ended June 30, 2000 compared to 74.6%, 21.9%, and 3.5% respectively in the three months ended June 30, 1999. The Company's net sales in these groups for the three months ended June 30, 2000 and 1999 were as follows:

                                 6/30/00           6/30/99             Change
                               -----------      -------------      ------------
           North America          $100,579            $96,883            $3,696
           Europe                   25,893             28,429            (2,536)
           Asia                      3,812              4,595              (783)
                               -----------      -------------      ------------
           Total                  $130,284           $129,907              $377
                               ===========      =============      ============

      The increase in North America is due to increased unit sales and the Spacemaker acquisition. The decrease in Europe is due to the Euro's devaluation, partially offset by the increased unit sales. The decrease in Asia is due primarily to decreased unit sales into the domestic Chinese market.

      The Company currently expects net sales for the quarter ended September 30, 2000 will be less than reported during the quarters ended March 31 and June 30, 2000 due to the impact of higher interest rates on housing and construction activity.

      Gross profit for the three months decreased $1,577,000 (3.3%), and decreased as a percentage of net sales from 36.9 percent to 35.6 percent. This percentage reduction is attributable to an unfavorable product mix and price competition in certain markets. This was partially offset by improved gross margins in Europe resulting from consolidating manufacturing and warehouse operations in Italy.

      Selling, general and administrative expenses decreased $2,245,000 (6.8%) to $30,797,000. This decrease is primarily attributable to decreased corporate headquarters expenses resulting from the CIRCOR spinoff.

      Operating income for the three months ended June 30, 2000 increased $668,000 (4.5%) to $15,532,000 compared to the same period in 1999 due to the decreased selling, general and administrative expenses.

      The Company's operating income by segment for the three months ended June 30, 2000 and 1999 were as follows:

                                     6/30/00          6/30/99         Change
                                  -------------     -----------     -----------
         North America                  $12,183         $11,316             867
         Europe                           3,531           3,130             401
         Asia                               182             608            (426)
         Corporate Adjustments             (364)           (190)           (174)
                                  -------------     -----------     -----------
         Total                          $15,532         $14,864            $668
                                  =============     ===========     ===========

The increase in North America is due to increased net sales and reduced corporate headquarters expenses. The increase in Europe is primarily due to increased net sales and reduced costs resulting from consolidating manufacturing and warehouse operations in Italy. The decrease in Asia is due to the decreased net sales.

      Interest expense increased $448,000 in the quarter ended June 30, 2000, compared to the same period in 1999, primarily due to increased interest rates.

      The Company's effective tax rate for continuing operations decreased from 39.3% to 37.0%. The decrease is primarily attributable to tax planning strategies in Europe and the tax effect of dividends received from the Company's joint venture in China.

      Income from continuing operations for the three months ended June 30, 2000 increased $703,000 (9.6%) to $8,027,000 or $ .30 per common share compared to $.27 per common share for the three months ended June 30, 1999 on a diluted basis. The impact of foreign exchange, primarily due to the devaluation of the Euro, decreased income from continuing operations $.01 per common share on a diluted basis for the period ended June 30, 2000.

Results of Operations
Six Months Ended June 30, 2000 Compared to
Six Months Ended June 30, 1999

      Net sales from continuing operations for the six months ended June 30, 2000 increased $14,175,000 (5.7%) to $261,054,000 compared to the same period in 1999. The increase in net sales is attributable to the following:

                Internal Growth       $  13,740           5.5%
                Acquisitions          $   7,390           3.0%
                Foreign Exchange      $  (6,955)         (2.8%)
                ----------------------------------------------
                Total Change          $  14,175           5.7%
                ==============================================

      This increase in net sales from internal growth is attributable to increased unit shipments of North American and European plumbing and heating valves. The growth in net sales from acquired companies is due to the inclusion of Spacemaker and Cazzaniga S.p.A of Biassono, Italy which was acquired March 9, 1999. Excluding the acquired revenue of Cazzaniga and the impact of foreign exchange, shipments of European plumbing and heating valves were 9.0% higher than last year. The decrease in sales due to foreign exchange is principally due to the devaluation of the Euro during the six month period ended June 30, 2000 compared to the comparable prior year period.

      Watts monitors its net sales in three geographical segments: North America, Europe and Asia. As outlined below, North America, Europe and Asia accounted for 76.2%, 21.0%, and 2.8% of net sales, respectively, in the six months ended June 30, 2000 compared to 76.1%, 20.5%, and 3.4% respectively in the six months ended June 30, 1999. The Company's net sales in these groups for the six months ended June 30, 2000 and 1999 were as follows:

                              6/30/00           6/30/99           Change
                            -----------      -------------     ------------
          North America        $199,039           $187,978         $11,061
          Europe                 54,679             50,535           4,144
          Asia                    7,336              8,366          (1,030)
                            -----------      -------------     ------------
          Total                $261,054           $246,879         $14,175
                            ===========      =============     ============

The increase in North America is primarily due to increased unit sales and to a lesser extent from the Spacemaker acquisition. The increase in Europe is due to the increased unit sales and the inclusion of Cazzaniga. This was partially offset by the impact of the Euro's devaluation. The decrease in Asia is due to decreased unit sales into the domestic Chinese market.

      Gross profit for the six months ended June 30, 2000 increased $3,028,000 (3.4%), to $92,822,000 compared to the same period in 1999 and decreased as a percentage of net sales from 36.4 percent to 35.6 percent. This percentage reduction is primarily attributable to an unfavorable product mix and price competition in certain markets which was partially offset by improved gross margins in Europe resulting from consolidating manufacturing and warehousing operations in Italy.

      Selling, general and administrative expenses for the six months decreased $1,100,000 (1.7%) to $61,977,000 compared to the same period in 1999. This decrease is primarily attributable to decreased corporate headquarters expenses resulting from the CIRCOR spinoff.

      Operating income in the six months ended June 30, 2000 increased $4,128,000 (15.5%) to $30,845,000 compared to the same period in 1999 due to increased net sales and decreased selling, general and administrative expenses.

      The Company's operating income by segment for the six months ended June 30, 2000 and 1999 were as follows:

                                       6/30/00         6/30/99         Change
                                   -------------     -----------     ----------
         North America                   $23,177         $20,972          2,205
         Europe                            7,648           5,307          2,341
         Asia                                201             787           (586)
         Corporate Adjustments              (181)           (349)           168
                                   -------------     -----------     ----------
         Total                           $30,845         $26,717         $4,128
                                   =============     ===========     ==========

      The increase in North America is due to the increased net sales and reduced corporate headquarters expenses. The increase in Europe is primarily due to increased net sales and the Cazzaniga acquisition. The decrease in Asia is due to decreased net sales.

      Interest expense increased $1,630,000 in the six months ended June 30, 2000 compared to the same period in 1999, primarily due to increased interest rates and increased acquisition financing.

      Income from continuing operations for the six months ended June 30, 2000 increased $1,738,000 (12.2%) to $15,967,000 or $ .60 per common share compared to $.53 per common share for the six months ended June 30, 1999 on a diluted basis. The impact of foreign exchange, primarily due to the devaluation of the Euro, decreased income from continuing operations $.02 per common share on a diluted basis in the period ended June 30, 2000.

Liquidity and Capital Resources

      During the six-month period ended June 30, 2000, the Company generated $19,916,000 in cash flow, from continuing operations, which was principally used to purchase Spacemaker, fund the purchase of $6,843,000 in capital equipment, pay cash dividends to common shareholders and pay down long term debt. Capital expenditures were primarily for manufacturing machinery and equipment as part of the Company's commitment to continuously improve its manufacturing capabilities. The Company's capital expenditure budget for the twelve months ended December 31, 2000 is $17,500,000.

      During the year ended December 31, 1999, the Company maintained a $125,000,000 line of credit which was amended coincident with the spin off of CIRCOR. The Company's amended facility in effect as of October 18, 1999 is an unsecured $100,000,000 line of credit to support the Company's acquisition program, working capital requirements of acquired companies, and for general corporate purposes. At June 30, 2000, the Company had $17,000,000 outstanding on the line of credit and was in compliance with all banking covenants related to this facility.

      As of June 30, 2000, the Company maintained a syndicated credit facility with a group of European banks in the amount of 40,000,000 Euros. This credit facility has several tranches which provide credit to the Company for a period up to five (5) years. The purpose of this credit facility is to fund acquisitions in Europe, support the working capital requirements of acquired companies, and for general corporate purposes. As of June 30, 2000, 22,050,000 Euros ($20,980,000) were borrowed under this line of credit.

      Working capital at June 30, 2000 was $145,491,000 compared to $141,740,000 at December 31, 1999. The ratio of current assets to current liabilities was 2.4 to 1 at June 30, 2000 and 2.3 to 1 at December 31, 1999. Cash and cash equivalents were $10,720,000 at June 30, 2000, compared to $13,016,000 at December 31, 1999. Debt as a percentage of total capital employed was 35.3% at June 30, 2000 compared to 37.4% at December 31, 1999.

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

James Jones Litigation

      On June 25, 1997, Nora Armenta sued James Jones Company, Mueller Co., and Tyco International (U.S.) Inc. the parent companies of James Jones and Watts Industries, Inc. which formerly owned James Jones, in the California Superior Court for Los Angeles County with a complaint that sought tens of millions of dollars in damages. By this complaint and an amended complaint filed on November 4, 1998 ("First Amended Complaint"), Armenta, a former employee of James Jones, sued on behalf of 34 municipalities as a qui tam plaintiff under the California False Claims Act. Late in 1998, the Los Angeles Department of Water and Power ("DWP") intervened. Of the remaining 33 named municipalities, four (Burbank, Pomona, Santa Monica and South Gate) chose to intervene shortly before the Court-imposed deadline of July 15, 1999. The municipality of South Gate recently withdrew its intervention and will participate as a non-intervening city. The case will now go forward with the municipalities that have intervened.

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

      The Company is currently a party to or otherwise involved in various administrative or legal proceedings under federal, state or local environmental laws or regulations involving a number of sites. During the quarter ending March 31, 1998, the Company received an administrative order from the New Hampshire Department of Environmental Services (the "NHDES") with respect to management and storage of process wastes and various recordkeeping and permit renewal rules at its Franklin, New Hampshire operation. The NHDES has acknowledged compliance with its administrative order and has proposed in a consent order filed on May 1, 2000 a monetary assessment of $215,126 and a supplemental environmental project of at least $350,000.

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

Item 4. Submission of Matters to a Vote of Security Holders

(a)   The Annual Meeting of Stockholders of the Company was held on April 26,
      2000.
(c) The results of the voting on the proposals considered at the Annual Meeting of Stockholders were as follows:

      1. Election of Directors

      Timothy P. Horne, Kenneth J. McAvoy, Gordon W. Moran, Roger A. Young and Daniel J. Murphy, III were each elected as a Director of the Company for a term expiring at the next Annual Meeting of Stockholders.

      The voting results were as follows:

      Mr. T. Horne        104,007,749 votes FOR         2,320,421 votes WITHHELD
      Mr. K. McAvoy       104,007,949 votes FOR         2,320,221 votes WITHHELD
      Mr. R. Young        104,008,149 votes FOR         2,320,021 votes WITHHELD
      Mr. G. Moran        104,008,149 votes FOR         2,320,021 votes WITHHELD
      Mr. D. Murphy       104,008,149 votes FOR         2,320,021 votes WITHHELD

      2. Ratification of Independent Auditors

      The selection of KPMG LLP as the independent auditors of the Company for the current fiscal year was ratified and the voting results were as follows:

      104,052,194 votes FOR     2,270,779 votes WITHHELD   5,197 votes ABSTAINED
      0 Broker Non-votes

Item 6. Exhibits and Reports on Form 8-K

(a)   The exhibits are furnished elsewhere in this report.

(b) There were no reports filed on Form 8-K during the Quarter ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        WATTS INDUSTRIES, INC.


Date:  August 11, 2000                  By: /s/ Timothy P. Horne
                                            --------------------
                                            Timothy P. Horne
                                            Chairman and Chief Executive Officer


Date: August 11, 2000                   By: /s/ William C. McCartney
                                            ------------------------
                                            William C. McCartney
                                            Chief Financial Officer and Treasure

                                 EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.       Description
-----------       -----------

3.1               Restated Certificate of Incorporation, as amended. (1)

3.2               Amended and Restated By-Laws, as amended May 11, 1999 (2)

11                Computation of Earnings per Share (3)

27                Financial Data Schedule June 30, 2000*

(1) Incorporated by reference to the relevant exhibit to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 1995.

(2) Incorporated by reference to the relevant exhibit to the Registrant's Current Report on Form 10-Q for the Quarter ended March 31, 1999.

(3) Incorporated by reference to the Notes to Consolidated Financial Statements, Note 4, of this Report.

*Filed herewith.