Form 10-Q
period 2000-09-30
WATTS INDUSTRIES INC
filed 2000-11-13
CIK 795403

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2000

                                       or

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                             Outstanding at October 31, 2000
            -----                             -------------------------------

Class A Common, $.10 par value                            17,225,966

Class B Common, $.10 par value                             9,236,324

                     WATTS INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX

Part I.  Financial Information                                            Page #
                                                                          ------

         Item 1. Financial Statements

                 Consolidated Balance Sheets at September 30, 2000
                 and December 31, 1999                                         3

                 Consolidated Statements of Income for
                 The Three Months Ended September 30, 2000 and 1999            4

                 Consolidated Statements of Income for
                 the Nine Months Ended September 30, 2000 and 1999             5

                 Consolidated Statements of Cash Flows for the Nine
                 Months Ended September 30, 2000 and 1999                      6

                 Notes to Consolidated Financial Statements                 7-12

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       12-18

Part II. Other Information

         Item 1. Legal Proceedings                                         18-20

         Item 6. Exhibits and Reports on Form 8-K                             20

         Signatures                                                           21

         Exhibit Index                                                        22

         Exhibit 10.1 - Amendment to Supplemental Compensation Agreement   23-28

         Exhibit 27   - Financial Data Schedule                               29

                     WATTS INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (Thousands, except share amounts)

                                                                                 (Unaudited)
                                                                                 September 30,       Dec. 31,
                                                                                     2000              1999
                                                                                --------------    --------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                  $       11,121    $       13,016
     Trade accounts receivable, less allowance for doubtful accounts of
        $6,444 at September 30, 2000 and $6,730 at December 31, 1999                    97,576            94,305
     Inventories, net:
        Raw materials                                                                   35,038            36,429
        Work in process                                                                 16,878            10,355
        Finished goods                                                                  57,711            66,037
                                                                                --------------    --------------
           Total Inventories                                                           109,627           112,821
     Prepaid expenses and other assets                                                   6,790            12,922
     Deferred income taxes                                                              18,930            19,774
                                                                                --------------    --------------
        Total Current Assets                                                           244,044           252,838
                                                                                --------------    --------------
PROPERTY, PLANT AND EQUIPMENT:
     Property, plant and equipment, at cost                                            230,058           226,692
     Accumulated depreciation                                                         (105,419)          (96,461)
                                                                                --------------    --------------
        Property, plant and equipment, net                                             124,639           130,231
                                                                                --------------    --------------
OTHER ASSETS:
     Goodwill, net of accumulated amortization of $13,989 at
        September 30, 2000 and $11,997 at December 31, 1999                             96,673            95,311
     Other                                                                               8,397             8,698
                                                                                --------------    --------------
TOTAL ASSETS                                                                    $      473,753    $      487,078
                                                                                ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                           $       33,316    $       46,904
     Accrued expenses and other liabilities                                             55,831            48,629
     Accrued compensation and benefits                                                  12,227             9,882
     Current portion of long-term debt                                                   4,655             5,683
                                                                                --------------    --------------
        Total Current Liabilities                                                      106,029           111,098
                                                                                --------------    --------------
LONG-TERM DEBT, NET OF CURRENT PORTION                                                 109,832           123,991
DEFERRED INCOME TAXES                                                                   12,269            13,630
OTHER NONCURRENT LIABILITIES                                                             9,381            11,150
MINORITY INTEREST                                                                        6,637             7,707
STOCKHOLDERS' EQUITY:
     Preferred Stock, $.10 par value; 5,000,000 shares authorized;
        no shares issued or outstanding                                                     --                --
     Class A Common Stock, $.10 par value; 80,000,000 shares authorized;
        1 vote per share; issued and outstanding: 17,191,928 shares
        at September 30, 2000 and 16,888,807 shares at December 31, 1999                 1,719             1,689
     Class B Common Stock, $.10 par value; 25,000,000 shares authorized;
        10 votes per share; issued and outstanding: shares 9,235,224
        at September 30, 2000 and 9,485,247 shares at December 31, 1999                    924               949
     Additional paid-in capital                                                         35,684            35,330
     Retained earnings                                                                 214,853           196,733
     Accumulated other comprehensive income                                            (23,575)          (15,199)
                                                                                --------------    --------------
        Total Stockholders' Equity                                                     229,605           219,502
                                                                                --------------    --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $      473,753    $      487,078
                                                                                ==============    ==============

See accompanying notes to consolidated financial statements.

                     WATTS INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (Thousands, except per share amounts)
                                   (Unaudited)

                                                               Three Months Ended
                                                       ---------------------------------
                                                         September 30,     September 30,
                                                             2000              1999
                                                        --------------    --------------
Net sales                                               $      124,635    $      130,330
Cost of goods sold                                              79,800            83,436
                                                        --------------    --------------
     GROSS PROFIT                                               44,835            46,894
Selling, general & administrative expenses                      29,738            31,281
                                                        --------------    --------------
     OPERATING INCOME                                           15,097            15,613
                                                        --------------    --------------
Other (income) expense:
     Interest income                                              (164)             (139)
     Interest expense                                            2,474             2,136
     Other, net                                                    568               (88)
     Minority interest                                              49               154
                                                        --------------    --------------
                                                                 2,927             2,063
                                                        --------------    --------------
     INCOME FROM CONTINUING OPERATIONS
         BEFORE INCOME TAXES                                    12,170            13,550
Provision for income taxes                                       4,500             4,508
                                                        --------------    --------------
     INCOME FROM CONTINUING OPERATIONS                           7,670             9,042
Loss from discontinued operations, net of taxes                     --              (745)
                                                        --------------    --------------
     NET INCOME                                         $        7,670    $        8,297
                                                        ==============    ==============
BASIC EARNINGS PER SHARE
     Continuing Operations                              $          .29    $          .34
     Discontinued Operations                                        --              (.03)
                                                        --------------    --------------
     NET INCOME                                         $          .29    $          .31
                                                        ==============    ==============
Weighted average number of shares                               26,404            26,448
                                                        ==============    ==============
DILUTED EARNINGS PER SHARE
     Continuing Operations                              $          .29    $          .34
     Discontinued Operations                                        --              (.03)
                                                        --------------    --------------
     NET INCOME                                         $          .29    $          .31
                                                        ==============    ==============
Weighted average number of shares                               26,513            26,635
                                                        ==============    ==============

      Dividends per common share                        $        .0600    $        .0875
                                                        ==============    ==============

See accompanying notes to consolidated financial statements.

                     WATTS INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (Thousands, except per share information)
                                   (Unaudited)

                                                            Nine Months Ended
                                                    --------------------------------
                                                     September 30,     September 30,
                                                         2000              1999
                                                    --------------    --------------
Net sales                                           $      385,689    $      377,209
Cost of goods sold                                         248,032           240,521
                                                    --------------    --------------
     GROSS PROFIT                                          137,657           136,688
Selling, general & administrative expenses                  91,715            94,358
                                                    --------------    --------------
     OPERATING INCOME                                       45,942            42,330
                                                    --------------    --------------
Other (income) expense:
     Interest income                                          (557)             (649)
     Interest expense                                        7,581             5,613
     Other, net                                              1,593               352
     Minority interest                                          (4)              968
                                                    --------------    --------------
                                                             8,613             6,284
                                                    --------------    --------------
     INCOME FROM CONTINUING OPERATIONS
         BEFORE INCOME TAXES                                37,329            36,046
Provision for income taxes                                  13,692            12,775
                                                    --------------    --------------
     INCOME FROM CONTINUING OPERATIONS                      23,637            23,271
Loss from discontinued operations, net of taxes                 --            (2,662)
                                                    --------------    --------------
     NET INCOME                                     $       23,637    $       20,609
                                                    ==============    ==============
BASIC EARNINGS PER SHARE
     Continuing Operations                          $          .90    $          .88
     Discontinued Operations                                    --              (.10)
                                                    --------------    --------------
     NET INCOME                                     $          .90    $          .78
                                                    ==============    ==============
Weighted average number of shares (thousands)               26,395            26,511
                                                    ==============    ==============
DILUTED EARNINGS PER SHARE
     Continuing Operations                          $          .89    $          .88
     Discontinued Operations                                    --              (.10)
                                                    --------------    --------------
     NET INCOME                                     $          .89    $          .78
                                                    ==============    ==============
Weighted average number of shares                           26,585            26,582
                                                    ==============    ==============

      Dividends per common share                    $        .2075    $        .2625
                                                    ==============    ==============

See accompanying notes to consolidated financial statements

                     WATTS INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Thousands)
                                   (Unaudited)

                                                                               Nine Months Ended
                                                                       --------------------------------
                                                                        September 30,     September 30,
                                                                            2000              1999
                                                                       --------------    --------------
OPERATING ACTIVITIES
  Income from continuing operations                                    $       23,637    $       23,271
  Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
   Depreciation                                                                12,769            11,866
   Amortization                                                                 2,381             2,124
   Deferred income taxes                                                         (160)           (3,687)
   Gain on disposal of assets                                                    (276)                3
   Equity in undistributed earnings (loss) of affiliates                         (102)              764
   Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
     Accounts receivable                                                       (7,460)           (1,717)
     Inventories                                                                1,377           (12,797)
     Prepaid  expenses and other assets                                         5,945            (5,030)
     Accounts payable, accrued expenses and other liabilities                     558             8,210
     Accrued restructuring charge                                                (716)               --
                                                                       --------------    --------------
  Net cash provided by continuing operations                                   37,953            23,007
   Net cash provided by (used in) discontinued operations                      (2,237)           13,676
                                                                       --------------    --------------
  Net cash provided by operating activities                                    35,716            36,683
                                                                       --------------    --------------
INVESTING ACTIVITIES
  Additions to property, plant and equipment                                  (11,390)          (19,583)
  Proceeds from sale of property, plant and equipment                           1,722             2,291
  Business acquisitions, net of cash acquired                                  (9,387)          (27,935)
  Increase in other assets                                                       (558)             (258)
  Discontinued operations:
    Business acquisitions, net of cash acquired                                    --           (10,256)
    Additions to property, plant and equipment                                     --           (12,761)
                                                                       --------------    --------------
  Net cash used in investing activities                                       (19,613)          (68,502)
                                                                       --------------    --------------
FINANCING ACTIVITIES
  Proceeds from long-term borrowings                                           51,755            73,453
  Payments of long-term debt                                                  (63,946)          (50,936)
  Proceeds from exercise of stock options                                         359               233
  Dividends                                                                    (5,517)           (6,964)
  Purchase of treasury stock                                                       --            (5,544)
  Discontinued operations:
     Proceeds from long-term borrowings                                            --            34,497
     Payments of long-term debt                                                    --           (23,480)
                                                                       --------------    --------------
  Net cash provided by (used in) financing activities                         (17,349)           21,259
                                                                       --------------    --------------
Effect of exchange rate changes on cash and cash equivalents                     (649)              985
                                                                       --------------    --------------
CHANGE IN CASH AND CASH EQUIVALENTS                                            (1,895)           (9,575)
Cash and cash equivalents at beginning of period                               13,016            14,613
                                                                       --------------    --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $       11,121    $        5,038
                                                                       ==============    ==============

See accompanying notes to consolidated financial statements

WATTS INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

1. In the opinion of management, the accompanying unaudited, consolidated financial statements contain all necessary adjustments, consisting only of adjustments of a normal recurring nature, to present fairly Watts Industries, Inc.'s Consolidated Balance Sheet as of September 30, 2000, its Consolidated Statements of Income for the three and nine months ended September 30, 2000 and 1999, and its Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and 1999.

      The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date. The accounting policies followed by the Company are described in the December 31, 1999 financial statements which are contained in the Company's December 31, 1999 Annual Report on Form 10-K. It is suggested that the financial statements included in this report be read in conjunction with the financial statements and notes included in the December 31, 1999 Annual Report on Form 10-K.

2. On December 15, 1998, the Company announced that it planned to separate its industrial, oil and gas business from its plumbing and heating and water quality business. To accomplish this separation, the Company has continued its existing plumbing and heating and water quality business and has transferred the industrial, oil and gas business to a new subsidiary, CIRCOR International, Inc. The spin-off was effected as a tax free distribution on October 18, 1999. Owners of Watts common stock received one share of CIRCOR for every two shares of Watts common stock held. Accordingly, the Company is treating historical operating results of CIRCOR as a discontinued operation.

      The following table summarizes the operating results of the discontinued operations:

                                              Three Months Ended  September 30
                                              --------------------------------
                                                  2000                1999
                                                  ----                ----

       Sales, Net                                $   --            $  76,957
       Costs and Expenses                            --               76,428
                                                 ------            ---------
       Income Before Income Taxes                    --                  529
       Income Taxes                                  --                1,274
                                                 ------            ---------
       Loss from Discontinued Operations         $   --            $    (745)
                                                 ======            =========

                                               Nine Months Ended  September 30
                                               -------------------------------
                                                  2000                 1999
                                                  ----                 ----

       Sales, Net                                $   --            $ 233,265
       Costs and Expenses                            --              229,705
                                                 ------            ---------
       Income Before Income Taxes                    --                3,560
       Income Taxes                                  --                6,222
                                                 ------            ---------
       Loss from Discontinued Operations         $   --            $  (2,662)
                                                 ======            =========

3. On December 2, 1999, the Company announced a restructuring of its operations in Italy to consolidate the warehousing and manufacturing operations of its existing Italian operation into the facilities of its newly acquired Italian subsidiary, Cazzaniga S.p.A. In connection with this restructuring, and in accordance with EITF 94-3, the Company recorded a charge to operating expenses of $1,460,000 in December 1999. The program, which included the termination of 29 employees (primarily manufacturing), began in December of 1999 and was substantially completed during the quarter ended September 30, 2000. Severance benefits and lease termination costs will continue for several quarters.

Details of the restructuring charge are as follows:

                                          Initial       Utilized      Utilized       Balance
                                         Provision    during 1999    during 2000     -------
                                         ---------    -----------    -----------
Severance and related benefits           $1,299,000      $192,000       $678,000    $429,000
Lease Termination Costs                     134,000            --         52,000      82,000
Other exit costs                             27,000            --         27,000          --
                                      ---------------------------------------------------------
Total                                    $1,460,000      $192,000       $757,000    $511,000
                                      =========================================================

4. The following tables set forth the reconciliation of the calculation of earnings per share:

                                   For the Three Months Ended September 30, 2000
                                   ---------------------------------------------
                                        Income        Shares      Per Share
                                     (Numerator)   (Denominator)   Amount
                                     -----------   -------------   ------
Basic EPS
Income from Continuing Operations      $7,670,000   26,404,463   $     0.29
Income from Discontinued Operations            --                        --
                                       ----------                ----------
Net Income                              7,670,000                      0.29

Effect of Dilutive Securities
Common Stock Equivalents                       --      108,567           --
                                       ----------   ----------   ----------
Diluted EPS                            $7,670,000   26,513,030   $     0.29
                                       ==========   ==========   ==========

                                   For the Three Months Ended September 30, 1999
                                   ---------------------------------------------
                                        Income        Shares      Per Share
                                     (Numerator)   (Denominator)   Amount
                                     -----------   -------------   ------
Basic EPS
Income from Continuing Operations   $ 9,042,000     26,447,936   $      0.34
Loss from Discontinued Operations      (745,000)                       (0.03)
                                    -----------                  -----------
Net Income                            8,297,000                         0.31

Effect of Dilutive Securities
Common Stock Equivalents                     --        186,622            --
                                    -----------    -----------   -----------
Diluted EPS                         $ 8,297,000     26,634,558   $      0.31
                                    ===========    ===========   ===========

                                   For the Nine Months Ended September 30, 2000
                                   --------------------------------------------
                                        Income        Shares        Per Share
                                     (Numerator)   (Denominator)     Amount
                                     -----------   -------------     ------
Basic EPS
Income from Continuing Operations   $ 23,637,000     26,395,133    $       0.90
Income from Discontinued Operations           --                             --
                                    ------------                   ------------
Net Income                            23,637,000                           0.90

Effect of Dilutive Securities
Common Stock Equivalents                      --        189,763           (0.01)
                                    ------------   ------------    ------------
Diluted EPS                         $ 23,637,000     26,584,896    $       0.89
                                    ============   ============    ============

                                   For the Nine Months Ended September 30, 1999
                                   --------------------------------------------
                                        Income         Shares        Per Share
                                     (Numerator)    (Denominator)     Amount
                                     -----------    -------------     ------
Basic EPS
Income from Continuing Operations   $ 23,271,000      26,511,143   $       0.88
Loss from Discontinued Operations     (2,662,000)                         (0.10)
                                    ------------                   ------------
Net Income                            20,609,000                           0.78

Effect of Dilutive Securities
Common Stock Equivalents                      --          70,805             --
                                    ------------    ------------   ------------
Diluted EPS                         $ 20,609,000      26,581,948   $       0.78
                                    ============    ============   ============

Stock options to purchase 771,600 shares and 887,938 shares of common stock were outstanding at September 30, 2000 and 1999, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would have been antidilutive.

5. Segment Information - the following table presents certain operating segment information:

(Thousand of dollars)    North                          Corporate
                       America     Europe        Asia     & Other   Consolidated
                       -------     ------        ----     -------   ------------
Three months ended
September 30, 2000:

Net Sales             $ 97,392   $ 23,369    $  3,874    $     --       $124,635
Operating income        12,168      3,150         182        (403)        15,097

Three months ended
September 30, 1999:

Net Sales             $ 97,069   $ 27,992    $  5,269    $     --       $130,330
Operating income        11,391      3,932         597        (307)        15,613

Nine months ended
September 30, 2000:

Net Sales             $296,431   $ 78,048    $ 11,210    $     --       $385,689
Operating income        36,094     10,798         383      (1,333)        45,942

Nine months ended
September 30, 1999:

Net Sales             $285,047   $ 78,527    $ 13,635    $     --       $377,209
Operating income        32,203      9,238       1,383        (494)        42,330

The above operating segments are presented on a basis consistent with the presentation included in the Company's December 31, 1999 financial statements. There have been no material changes in the identifiable assets of the individual segments since December 31, 1999.

6. Accumulated other comprehensive income in the consolidated balance sheets as of September 30, 2000 and December 31, 1999 consists of cumulative translation adjustments. The Company's total comprehensive income was as follows:

                                               Three Months Ended September 30,
                                               --------------------------------
                                                      2000            1999
                                                      ----            ----
    Net Income                                      $ 7,670        $ 8,297
    Foreign Currency Translation Adjustments         (4,619)         2,435
                                                    -------        -------

        Total Comprehensive Income                  $ 3,051        $10,732
                                                    =======        =======

                                                Nine Months Ended September 30,
                                                -------------------------------
                                                      2000            1999
                                                      ----            ----

    Net Income                                      $ 23,637       $ 20,609
    Foreign Currency Translation Adjustments          (8,376)        (4,897)
                                                    --------       --------

        Total Comprehensive Income                  $ 15,261       $ 15,712
                                                    ========       ========

7. Acquisitions

      On August 30, 2000 a wholly owned subsidiary of the Company acquired certain assets of Chiles Power Supply and Bask LLC, located in Springfield, Missouri for approximately $3 million. The acquired business, now operating under the name Watts Heatway, manufactures and distributes a complete line of hydronic and electric radiant heating and snow melting systems. Current annualized sales are approximately $11 million.

      On May 12, 2000, a wholly owned subsidiary of the Company acquired McCraney, Inc., located in Santa Ana, California for approximately $7 million. McCraney, doing business as Spacemaker, manufactures a complete line of seismic restraint straps for water heaters as well as water heater stands and enclosures. Spacemaker's last twelve months sales were approximately $5 million.

8. Contingencies

      In April 1998, the Company became aware of a complaint that was filed under seal in the State of California alleging violations of the California False Claims Act. The complaint alleges that a former subsidiary of the Company sold products utilized in municipal water systems, which failed to meet, contractually specified standards and falsely certified that such standards had been met. The complaint further alleges that the municipal entities have suffered tens of millions of dollars in damages as a result of defective products and seeks treble damages, reimbursement of legal costs and penalties. The Company is vigorously contesting this matter but cannot presently determine whether any loss will result from it. Other lawsuits and proceedings or claims, arising from the ordinary course of operations, are also pending or threatened against the Company and its subsidiaries.

      The Company has established reserves for those cases that are probable and estimable which it presently believes are adequate in light of probable and estimable exposure to pending and threatened litigation of which it has knowledge. However, resolution of any such matters during a specific reporting period could have a material effect on the Quarterly or Annual operating results for that period. Also see Part II, Item 1.

9. Other

      In September 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The Company will adopt SFAS 133, as amended by SFAS 137 and SFAS 138, on January 1, 2001. The impact of SFAS 133 on the consolidated financial statements is still being evaluated, but is not expected to be material.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition". An amendment in March 2000 delayed the effective date until the fourth quarter of 2000. The Company is reviewing the requirements of this standard, but does not expect it will have material impact on the consolidated financial statements.

      In July and September 2000, the EITF reached consensuses on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." This Issue addresses the income statement classification for shipping and handling fees and costs. The Company will adopt the consensuses in the fourth quarter of 2000. The adoption of EITF Issue No. 00-10 will not have a material impact on the consolidated financial statements. The Company is still evaluating if additional disclosures necessitated by the consensuses may be required.

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

Results of Operations
Three Months Ended September 30, 2000 Compared to
Three Months Ended September 30, 1999

      Net sales from continuing operations for the three months ended September 30, 2000 decreased $5,695,000 (4.4%) to $124,635,000 compared to the same period in 1999. The decrease in net sales is attributable to the following:

          Internal Growth          $(4,255)            (3.3%)
          Acquisitions               2,814              2.2%
          Foreign Exchange          (4,254)            (3.3%)
          ----------------          -------            -----
          Total Change             $(5,695)            (4.4%)
          ============             ========            ======

      The decrease in net sales from internal growth is attributable to the soft North American housing market resulting from an increase in interest rates. The growth in net sales from acquired businesses is due to the inclusion of net sales of the business acquired from Chiles Power Supply and Bask LLC of Springfield, Missouri, now doing business as Watts Heatway, which was acquired on August 30, 2000 and McCraney, Inc. of Santa Ana, California, doing business as Spacemaker, which was acquired May 12, 2000. The decrease in foreign exchange is due primarily to the Euro's devaluation compared to the same period in 1999.

      Watts monitors its net sales in three geographical segments: North America, Europe and Asia. As outlined below, North America, Europe and Asia accounted for 78.1%, 18.8%, and 3.1% of net sales, respectively, in the three months ended September 30, 2000 compared to 74.5%, 21.5%, and 4.0% respectively in the three months ended September 30, 1999. The Company's net sales in these groups for the three months ended September 30, 2000 and 1999 were as follows:

                                9/30/00           9/30/99           Change
                                --------         --------         --------
      North America             $ 97,392         $ 97,069         $    323
      Europe                      23,369           27,992           (4,623)
      Asia                         3,874            5,269           (1,395)
                                --------         --------         --------
      Total                     $124,635         $130,330         ($ 5,695)
                                ========         ========         ========

The increase in North America is due to the Watts Heatway and Spacemaker acquisitions, partially offset by decreased unit sales. The decrease in Europe is primarily due to the Euro's devaluation. Sales in the European market on a local currency basis were similar to the comparable prior year period. The decrease in Asia is due to decreased unit sales in the domestic Chinese market resulting from adverse credit conditions as well as reduced demand in the North American export market.

      Gross profit for the three months decreased $2,059,000 (4.4%), remaining constant as a percentage of net sales at 36.0 percent. The decrease in gross profit is primarily attributable to decreased net sales. Gross profit percentage reductions attributable to price competition in certain markets were offset by higher gross margins of Watts Heatway and Spacemaker.

      Selling, general and administrative expenses decreased $1,543,000 (4.9%) to $29,738,000. This decrease is attributable to decreased corporate headquarters expenses resulting from the CIRCOR spin-off, the Euro's devaluation and reduced variable selling expenses. This was partially offset by selling, general and administrative expenses of Watts Heatway and Spacemaker.

      Other income and expense for the three months ended September 30, 2000 increased $656,000 to $568,000. This increase is attributable to reduced cash discounts resulting from Company's inventory reduction program and a one time adjustment to the allowance for doubtful accounts in the Quarter ended September 30, 1999.

      Operating income for the three months ended September 30, 2000 decreased $516,000 (3.3%) to $15,097,000 compared to the same period in 1999 due to decreased net sales, offset in part by decreased selling, general and administrative expenses.

      The Company's operating income by segment for the three months ended September 30, 2000 and 1999 were as follows:

                                   9/30/00         9/30/99          Change
                                  --------        --------        --------
      North America               $ 12,168        $ 11,391        $    777
      Europe                         3,150           3,932            (782)
      Asia                             182             597            (415)
      Corporate & Other               (403)           (307)            (96)
                                  --------        --------        --------
      Total                       $ 15,097        $ 15,613        $   (516)
                                  ========        ========        ========

The increase in North America is due to reduced corporate headquarters expenses and acquired companies operating at higher operating margins than other reporting units. The decrease in Europe is primarily due to the Euro's devaluation compared to the prior year, partially offset by reduced costs resulting from the consolidation of manufacturing and warehouse operations in Italy. The decrease in Asia is due to the decreased net sales.

      Interest expense increased $338,000 in the quarter ended September 30, 2000, compared to the same period in 1999, primarily due to increased interest rates on variable rate indebtedness.

      The Company's effective tax rate for continuing operations increased from
33.3 percent to 37.0 percent. The increase is attributable to savings from a one-time tax reduction opportunity in Europe during 1999 and income taxed at higher rates as a result of the Company's legal structure following the spin-off of CIRCOR International. Inc.

      Income from continuing operations for the three months ended September 30, 2000 decreased $1,372,000 (15.2%) to $7,670,000 or $ .29 per common share compared to $.34 per common share for the three months ended September 30, 1999 on a diluted basis. The impact of foreign exchange, primarily due to the devaluation of the Euro, decreased income from continuing operations $.02 per common share on a diluted basis for the period ended September 30, 2000.

Results of Operations
Nine Months Ended September 30, 2000 Compared to
Nine Months Ended September 30, 1999

      Net sales from continuing operations for the nine months ended September 30, 2000 increased $8,480,000 (2.2%) to $385,689,000 compared to the same period in 1999. The increase in net sales is attributable to the following:

                  Internal Growth             $ 9,849         2.6%
                  Acquisitions                 10,204         2.7%
                  Foreign Exchange            (11,573)       (3.1%)
                  -------------------------------------------------
                  Total Change                $ 8,480         2.2%
                  =================================================

      The increase in net sales from internal growth is attributable to increased unit shipments of North American and European plumbing and heating valves. North American increases were offset by recent softness in the housing market resulting from increased interest rates. The growth in net sales from acquired businesses is due to the inclusion of Watts Heatway, Spacemaker and Cazzaniga S.p.A of Biassono, Italy which was acquired March 9, 1999. Excluding the acquired revenue of Cazzaniga and the impact of foreign exchange, shipments of European plumbing and heating valves were 5.8% higher than last year. The decrease in sales due to foreign exchange is principally due to the devaluation of the Euro during the nine-month period ended September 30, 2000 compared to the comparable prior year period.

      Watts monitors its net sales in three geographical segments: North America, Europe and Asia. As outlined below, North America, Europe and Asia accounted for 76.9%, 20.2%, and 2.9% of net sales, respectively, in the nine months ended September 30, 2000 compared to 75.6%, 20.8%, and 3.6% respectively in the nine months ended September 30, 1999. The Company's net sales in these groups for the nine months ended September 30, 2000 and 1999 were as follows:

                                  9/30/00          9/30/99           Change
                                 --------         --------         --------
       North America             $296,431         $285,047         $ 11,384
       Europe                      78,048           78,527             (479)
       Asia                        11,210           13,635           (2,425)
                                 --------         --------         --------
       Total                     $385,689         $377,209         $  8,480
                                 ========         ========         ========

The increase in North America is primarily due to increased unit sales and to a lesser extent from the Watts Heatway and Spacemaker acquisitions. The decrease in Europe is due to the impact of the Euro's devaluation. This was substantially offset by increased unit sales and the inclusion of net sales of Cazzaniga. The decrease in Asia is due to decreased unit sales in the domestic Chinese market due to adverse credit conditions as well as reduced demand in the North American export market.

      Gross profit for the nine months ended September 30, 2000 increased $969,000 (0.7%), to $137,657,000 compared to the same period in 1999 and decreased as a percentage of net sales from 36.2 percent to 35.7 percent. This percentage reduction is primarily attributable to an unfavorable product mix and price competition in certain markets which was partially offset by improved gross margins in Europe resulting from the consolidation of manufacturing and warehousing operations in Italy.

        Selling, general and administrative expenses for the nine months decreased $2,643,000 (2.8%) to $91,715,000 compared to the same period in 1999. This decrease is attributable to decreased corporate headquarters expenses resulting from the CIRCOR spin-off, the Euro's devaluation and reduced variable selling expenses. This decrease was partially offset by the addition of selling, general and administrative expenses of Cazzaniga, Watts Heatway and Spacemaker.

      Other income and expense increased $1,241,000 to $1,593,000 in the nine months ended September 30, 2000. This increase is attributable to reduced cash discounts resulting from Company's inventory reduction program and a one time adjustment to the allowance for doubtful accounts in the period ended September 30, 1999.

      Operating income in the nine months ended September 30, 2000 increased $3,612,000 (8.5%) to $45,942,000 compared to the same period in 1999 due to increased net sales and decreased selling, general and administrative expenses.

      The Company's operating income by segment for the nine months ended September 30, 2000 and 1999 were as follows:

                                   9/30/00         9/30/99          Change
                                  --------        --------        --------
       North America              $ 36,094        $ 32,203        $  3,891
       Europe                       10,798           9,238           1,560
       Asia                            383           1,383          (1,000)
       Corporate & Other            (1,333)           (494)           (839)
                                  --------        --------        --------
       Total                      $ 45,942        $ 42,330        $  3,612
                                  ========        ========        ========

      The increase in North America is due to the increased net sales and reduced corporate headquarters expenses. The increase in Europe is primarily due to increased net sales and the Cazzaniga acquisition substantially offset by the Euro's devaluation. The decrease in Asia is due to decreased net sales. The change in corporate and other is due primarily to the increase in inter company activity.

      Interest expense increased $1,968,000 in the nine months ended September 30, 2000 compared to the same period in 1999, due to increased interest rates on variable rate indebtedness.

      The Company's effective tax rate for continuing operations increased from
35.4 percent to 36.7 percent in the nine months ended September 30, 2000 compared to the same period in 1999. The increase is primarily attributable to savings from a one-time tax reduction opportunity in Europe during 1999 and income taxed at higher rates as a result of the company's legal structure following the spin-off of CIRCOR International, Inc.

      Income from continuing operations for the nine months ended September 30, 2000 increased $366,000 (1.6%) to $23,637,000 or $ .89 per common share compared to $.88 per common share for the nine months ended September 30, 1999 on a diluted basis. The impact of foreign exchange, primarily due to the devaluation of the Euro, decreased income from continuing operations $.04 per common share on a diluted basis in the period ended September 30, 2000.

Liquidity and Capital Resources

      During the nine-month period ended September 30, 2000, the Company generated $37,953,000 in cash flow, from continuing operations, which was principally used to purchase Heatway and Spacemaker, fund the purchase of $11,390,000 in capital equipment, pay cash dividends to common shareholders and pay down long term debt. Capital expenditures were primarily for manufacturing machinery and equipment as part of the Company's commitment to continuously improve its manufacturing capabilities. The Company's capital expenditure budget for the twelve months ended December 31, 2000 is $17,500,000.

      The Company generated $21,046,000 in free cash flow (cash provided by continuing operations less dividends and capital expenditures) during the nine months ended September 30, 2000 versus negative free cash of $3,540,000 in the comparable prior year period. The increase is attributable to an increase in cash from operations over 1999, reduced inventories, lower capital expenditures and a reduction in the post spin-off dividend rate to reflect the Company's current size.

      During the year ended December 31, 1999, the Company maintained a $125,000,000 line of credit, which was amended, coincident with the spin off of CIRCOR. The Company's amended facility in effect as of October 18, 1999 is an unsecured $100,000,000 line of credit to support the Company's acquisition program, working capital requirements of acquired companies, and for general corporate purposes. At September 30, 2000, the Company had $9,000,000 outstanding on the line of credit and was in compliance with all banking covenants related to this facility.

      As of September 30, 2000, the Company maintained a syndicated credit facility with a group of European banks in the amount of 23,600,000 Euros. This credit facility has several tranches which provide credit to the Company through September 2004. The purpose of this credit facility is to fund acquisitions in Europe, support the working capital requirements of acquired companies, and for general corporate purposes. As of September 30, 2000, 21,000,000 Euros ($18,535,000) were borrowed under this line of credit.

      Working capital at September 30, 2000 was $138,015,000 compared to $141,740,000 at December 31, 1999. The ratio of current assets to current liabilities was 2.3 to 1 at September 30, 2000 and at December 31, 1999. Cash and cash equivalents were $11,121,000 at September 30, 2000, compared to $13,016,000 at December 31, 1999. Debt as a percentage of total capital employed was 33.3% at September 30, 2000 compared to 37.1% at December 31, 1999.

      The Company anticipates that available funds and those funds provided from current operations will be sufficient to meet current operating requirements and anticipated capital expenditures for at least the next 24 months.

      The Company from time to time is involved with environmental proceedings and other legal proceedings and incurs costs on an ongoing basis related to these matters. The Company has not incurred material expenditures in fiscal 2000 in connection with any of these matters. See Part II, Item 1, Legal Proceedings.

CONVERSION TO THE EURO

      On January 1, 1999, 11 of the 15 member countries of the European Union adopted the Euro as their common legal currency and established fixed conversion rates between their existing sovereign currencies and the Euro. The Euro trades on currency exchanges and is available for non-cash transactions. The introduction of the Euro will affect the Company as the Company has manufacturing and distribution facilities in several of the member countries and trades extensively across Europe. The long-term competitive implications of the conversion are currently being assessed by the Company, however, the Company will experience an immediate reduction in the risks associated with foreign exchange. At this time, the Company is not anticipating that any significant costs will be incurred due to the introduction and conversion to the Euro. The Company is currently able to make and receive payments in Euros and will convert financial and information technology systems to be able to use the Euro as its base currency in relevant markets prior to January 1, 2002.

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

      The Company has a significant presence in many distinct geographical markets and is subject to risks in the translation of results from local currencies to the United States dollar. Exchange rates between the United States dollar, in which the Company's results are reported, and the local currency in the countries in which the Company has sales, may fluctuate from quarter to quarter. Since the Company reports its interim and annual results in United States dollars, it is subject to the risk of currency fluctuations effecting quarter-to-quarter comparative results

PART II

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

James Jones Litigation

      On September 25, 1997, Nora Armenta sued James Jones Company, Mueller Co., and Tyco International (U.S.) Inc., the parent companies of James Jones and Watts Industries, Inc. which formerly owned James Jones, in the California Superior Court for Los Angeles County with a complaint that sought tens of millions of dollars in damages. By this complaint and an amended complaint filed on November 4, 1998 ("First Amended Complaint"), Armenta, a former employee of James Jones, sued on behalf of 34 municipalities as a qui tam plaintiff under the California False

Claims Act. Late in 1998, the Los Angeles Department of Water and Power ("DWP") intervened. Of the remaining 33 named municipalities, four (Burbank, Pomona, Santa Monica and South Gate) chose to intervene shortly before the Court-imposed deadline of July 15, 1999. The municipality of South Gate withdrew its intervention and will participate as a non-intervening city. The case will now go forward with the municipalities that have intervened.

      The First Amended Complaint alleges that the Company's former subsidiary (James Jones Company) sold products that did not meet contractually specified standards used by the named municipalities for their water systems and falsely certified that such standards had been met. Armenta claims that these municipalities were damaged by their purchase of these products, and seeks treble damages, legal costs, attorneys' fees and civil penalties under the California False Claims Act.

      The DWP's intervention filed on December 9, 1998 adopted the First Amended Complaint and added claims for breach of contract, fraud and deceit, negligent misrepresentation, and unjust enrichment. The DWP seeks past and future reimbursement costs, punitive damages, contract difference in value damages, treble damages, civil penalties under the False Claims Act and costs of the suit.

      One of the First Amended Complaint's allegations is the suggestion that because some of the purchased James Jones products are out of specification and contain more lead than the '85 bronze specified, a risk to public health might exist. This contention is predicated on the average difference of about 2% lead content in '81 bronze (6% to 8% lead) and '85 bronze (4% to 6% lead) alloys and the assumption that this would mean increased consumable lead in public drinking water. The evidence and discovery available to date indicate that this is not the case.


      In addition, bronze that does not contain more than 8% lead, like '81 bronze, is approved for home plumbing fixtures by the City of Los Angeles, and the Federal Environmental Protection Agency defines metal for pipe fittings with no more than 8% lead as "lead free" under Section 1417 of the Federal Safe Drinking Water Act.

      On October 3, 2000, the Court granted the Company's request to dismiss the City of Pomona's complaint for failure to state a claim under the California False Claims Act, and granted Pomona permission to resubmit a complaint that does state such a claim. Oakland (East Bay M.U.D.) and the City of San Francisco have sought to intervene in this case after having declined to intervene some time ago. The Relator has filed a motion to add additional cities, which would bring the total to 161. A stipulation was filed by the DWP and signed by the Court, which stayed this case only for the DWP until December 1, 2000 while approval is sought for a settlement between the DWP and all the defendants.

      The Company is contesting this matter vigorously, and discovery is currently under way. Presently, the Company cannot determine whether any loss will result from this litigation. See Note 8 of the Notes to the Consolidated Financial Statements.

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

      The Company is currently a party to or otherwise involved in various administrative or legal proceedings under federal, state or local environmental laws or regulations involving a number of sites. During the quarter ending March 31, 1998, the Company received an administrative order from the New Hampshire Department of Environmental Services (the "NHDES") with respect to management and storage of process wastes and various record keeping and permit renewal rules at its Franklin, New Hampshire operation. The NHDES has acknowledged compliance with its administrative order and has proposed in a consent order filed on May 1, 2000 a monetary assessment of $215,126 and a supplemental environmental project of at least $350,000. On June 19, 2000, this consent order was signed and on July 14, 2000, the assessment of $215,126 was paid.

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

(b) There were no reports filed on Form 8-K during the Quarter ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   WATTS INDUSTRIES, INC.


Date:   November 10, 2000          By: /s/ Timothy P. Horne
        -----------------              --------------------
                                       Timothy P. Horne
                                       Chairman and Chief Executive Officer


Date:   November 10, 2000          By:  /s/ William C. McCartney
        -----------------               ------------------------
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

10.1 Amendment No.1 to Supplemental Compensation Agreement between Timothy P. Horne and registrant dated July 25, 2000*

11               Computation of Earnings per Share (3)

27               Financial Data Schedule September 30, 2000*

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