Form 10-K
period 2000-12-31
WATTS INDUSTRIES INC
filed 2001-03-16
CIK 795403

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the fiscal year ended 12/31/00

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      Aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant on was $294,099,291.

      As of February 15, 2001, 17,376,810 shares of Class A Common Stock, $.10 par value, 9,085,224 shares of Class B Common Stock, $.10 par value, of the Registrant were outstanding.

Documents Incorporated by Reference

Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on April 25, 2001, are incorporated by reference into
Part III of this Report.

                                     PART I

Item 1. BUSINESS.

General

      Watts Industries, Inc., (the "Company") designs, manufactures and sells an extensive line of valves and other products for the water quality, water safety, water flow control and water conservation markets. The Company is a leading manufacturer and supplier of these products in both North America and Europe. The Company's growth strategy emphasizes expanding brand preference with customers, focusing on code development and enforcement, internal development of new valve products and entry into new markets for specialized valves and related products through diversification of its existing business, strategic acquisitions in related business areas, both domestically and abroad, and continued development of products and services for the home improvement, do it yourself (DIY) retail market. Watts has focused on the valve industry since its inception in 1874, when it was founded to design and produce steam regulators for New England textile mills and power plants. The Company was incorporated in Delaware in 1985.

      The business description that follows describes the general development of the Company's water markets, which it has addressed primarily through the plumbing and heating and water quality products business for fiscal 2000. The Company's former industrial, oil and gas businesses were spun-off from the Company on October 18, 1999 and are described, as appropriate, as discontinued operations. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information on these discontinued operations.

      The Company's plumbing and heating and water quality product lines include temperature and pressure safety relief valves; water pressure regulators; backflow preventers for preventing contamination of potable water caused by reverse flow within water supply lines and fire protection equipment; thermostatic mixing valves, ball valves, automatic control valves, water distribution manifolds, thermostatic radiator valves, check valves, and valves for water service primarily in residential and commercial environments; metal and plastic water supply/drainage products including stop valves, tubular brass products, faucets, drains, sink strainers, compression and flare fittings; plastic tubing and braided metal hose connectors for residential construction and home repair and remodeling; drain systems for laboratory drainage and high purity process installations; water heater seismic-restraint straps, and water heater stands and enclosures; and hydronic and electric radiant heating and snow melting systems.

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

      On May 12, 2000 a wholly owned subsidiary of the Company acquired McCraney, Inc. doing business as Spacemaker, located in Santa Ana, California. Spacemaker's flagship product is a line of patented seismic water heater restraint straps marketed under the Bear-Claw(R) brand. Spacemaker also manufactures easy-to-assemble and install steel water heater stands and water heater enclosures for outdoor applications. Spacemaker had twelve (12) months sales prior to the acquisition of approximately $5 million. On August 30, 2000, a wholly owned subsidiary of the Company acquired certain assets of Chiles Power Supply, formerly doing business as Heatway, and its sister company Bask LLC, both located in Springfield, Missouri. The Company now operates these assets in a new company, Watts Heatway, Inc. Watts Heatway's key product lines are hydronic radiant heating and snow melting systems and electric radiant floor warming systems. Heatway's annualized sales prior to the acquisition were approximately $11 million.

      On January 5, 2001, the Company acquired Dumser Metallbau GmbH & Co. KG located in Landau, Germany. The main products of Dumser are brass, steel, and stainless steel manifolds used as the prime distribution device in hydronic heating systems, for which it has gained the reputation as a market leader in the European hydronic heating industry. A second range of products produced by Dumser are "Boiler Sets" which comprise a wall-mounted cabinet to be installed in the vicinity of the boiler, containing the factory assembled set of the circulation pump, as well as the pressure, temperature and flow controls. This "Boiler Set" is designed to save the installer time in the installation of a hydronic heating circuit and changes a time-consuming and sometimes complex series of tasks into one simple task. Dumser had approximately $24 million (U.S.) total sales for the twelve months ended December, 2000. Dumser has a 51% controlling share of Stern Rubinetti, a $4 million Italian manufacturing company producing brass components located in Brescia, Italy.

      The Company relies primarily on commissioned representative organizations, some of whom maintain a consigned inventory of the Company's products, to market its product lines. These organizations, which accounted for approximately 74% of the Company's net sales in fiscal 2000, sell primarily to plumbing and heating wholesalers and DIY Market accounts. The Company also sells products for the residential construction and home repair and remodeling industries through do-it-yourself plumbing retailers, national catalog distribution companies, hardware stores, building material outlets and retail home center chains ("DIY Markets") and through the Company's existing plumbing and heating wholesalers. In addition, the Company sells products directly to certain large original equipment manufacturers (OEM's) and private label accounts, and maintains direct and indirect sales channels for water valves, relief valves, shut-off valves, check valves, butterfly valves, ball valves and flow meters to the heating, irrigation, and fire protection industries. The Company believes that sales to the residential construction market may be subject to cyclical variations to a greater extent than its other targeted markets. However, because the Company sells into different geographic areas, to large and diverse customers, and has a large replacement market, the potential adverse effects from cyclical variations tend to be mitigated. No assurance can be given that the Company will be protected from a broad downturn in the economy. There was no single customer which accounted for more than 10% of the Company's net sales in the fiscal 2000.

      The Company has a fully integrated and highly automated manufacturing capability including bronze and iron foundry operations, machining operations, plastic injection molding and assembly. The Company's foundry operations include metal pouring systems, automatic core making, yellow brass forging and brass die casting. The Company's machining operations feature computer-controlled machine tools, high-speed chucking machines with robotics and automatic screw machines for machining bronze, brass and steel components. The Company has invested heavily in recent years to expand its manufacturing base and to ensure the availability of the most efficient and productive equipment. The Company is committed to maintaining its manufacturing equipment at a level consistent with current technology in order to maintain high levels of quality and manufacturing efficiencies. As part of this commitment, the Company has spent a total of $69,119,000 on capital expenditures over the last three and one half years. The Company has budgeted $18,100,000 for fiscal 2001 primarily for manufacturing machinery and equipment. See "Properties" below. Except for Heatway and Spacemaker, the Company has substantially completed its implementation of an integrated enterprise-wide software system in its U.S. and Canadian locations with a focus on inventory management, production scheduling, and electronic data interchange. This has enabled the Company to provide better service to customers, improve working capital management, lower transaction costs, and improve e-commerce capabilities. Capital expenditures were $14,238,000, $10,293,000, $21,532,000 and $23,056,000 for fiscal 2000, 1999.5, 1999 and 1998, respectively. Depreciation and amortization for such periods were $20,071,000, $9,225,000, $17,456,000 and $15,341,000 respectively.

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

      The domestic and international markets for valves are intensely competitive and include companies possessing greater financial, marketing and other resources than the Company. Management considers product reputation, price, effectiveness of distribution and breadth of product line to be the primary competitive factors. The Company believes that new product development and product engineering are also important to success in the valve industry and that the Company's position in the industry is attributable in significant part to its ability to develop new and innovative products quickly and to adapt and enhance existing products. During fiscal 2000, the Company continued to develop new and innovative products to enhance market position and is continuing to implement manufacturing and design programs to reduce costs. The Company cannot be certain that its efforts to develop new products will be successful or that its customers will accept its new products. The Company employs approximately 47 engineers and technicians, excluding engineers working at Tianjin Tanggu, Watts Valve Company Limited ("Tanguu Watts") the Company's joint venture, located in the Peoples Republic of China, who engage primarily in these activities. Although the Company owns certain patents and trademarks that it considers to be of importance, it does not believe that its business and competitiveness as a whole is dependent on any one or more patents or trademarks or on patent or trademark protection generally.

      The Company's financial information by geographic business segment is contained in Note 17 of Notes to Consolidated Financial Statements incorporated herein by reference. From time to time, the Company's results of operations may be adversely affected by fluctuations in foreign exchange rates. Backlog was $27,265,049 at February 9, 2001 and $28,889,000 at February 14, 2000. The
Company does not believe that its backlog at any point in time is indicative of future operating results. The Company expects that available funds and funds provided from the Company's operations are sufficient to meet anticipated capital requirements. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations", below as it relates to the impact of foreign exchange rates and capital requirements.

      As previously announced, on October 18, 1999, the Company spun-off its industrial, oil and gas businesses into a separate publicly traded company, CIRCOR International, Inc. ("CIRCOR"). Under the terms of the spin-off transaction, the Company distributed to shareholders a tax-free dividend of one share of CIRCOR common stock for every two shares of Company common stock owned as of the record date by that shareholder (the "Distribution"). The Company continues to manufacture and distribute plumbing and heating and water quality products through its three geographic business segments: North America, Europe, and Asia.

      As of December 31, 2000, the Company's domestic and foreign operations employed approximately 2,668 people, plus 732 employees at Tanggu Watts. There are no employees that are covered by collective bargaining agreements. The Company believes that its employee relations are good.

Executive Officers

Information with respect to the executive officers of the Company is set forth below:

Name                      Position                                                      Age
----                      --------                                                      ---
Timothy P. Horne          Chairman of the Board, Chief Executive Officer,               62
                          President and Director

William C. McCartney      Chief Financial Officer, Treasurer and Secretary              47

Michael O. Fifer          Corporate Vice President                                      43

Robert T. McLaurin        Corporate Vice President of Asian Operations                  70

Lester J. Taufen          General Counsel and Vice President of Legal Affairs,          57
                          and Assistant Secretary

      Timothy P. Horne joined the Company in September 1959 and has been a Director since 1962. Mr. Horne served as the Company's President from 1976 to 1978, from 1994 to April 1997 and again since October 1999. He has served as Chief

Executive Officer since 1978 and he became the Company's Chairman of the Board in April 1986. He has served as a Director of CIRCOR since its inception, in 1999.

      William C. McCartney joined the Company in 1985 as Controller. He was appointed the Company's Vice President of Finance in 1994, and served as Corporate Controller of the Company from April 1988 to December 1999. Mr. McCartney was appointed Chief Financial Officer, Treasurer and Secretary on January 1, 2000.

      Michael O. Fifer joined the Company in May 1994 and was appointed the Company's Vice President of Corporate Development. He was appointed Corporate Vice President in October 1999. Prior to joining the Company, Mr. Fifer was Associate Director of Corporate Development with Dynatech Corp., a diversified high-tech manufacturer, from 1991 to April 1994.

      Robert T. McLaurin was appointed Corporate Vice President of Asian Operations in August 1994. He served as the Senior Vice President of Manufacturing of Watts Regulator Co. from 1983 to August 1994. He joined Watts Regulator Company as Vice President of Manufacturing in 1978.

      Lester J. Taufen joined the Company in January 1999 as Associate Corporate Counsel. He was appointed General Counsel and Vice President of Legal Affairs, and Assistant Secretary in January 2000. Prior to joining the Company, Mr. Taufen was employed for 13 years at Elf Atochem North America, Inc. serving as Senior Counsel.

Product Liability, Environmental and Other Litigation Matters

      The Company is subject to a variety of potential liabilities connected with its business operations, including potential liabilities and expenses associated with possible product defects or failures and compliance with environmental laws. The Company maintains product liability and other insurance coverage which it believes to be generally in accordance with industry practices. Nonetheless, such insurance coverage may not be adequate to protect the Company fully against substantial damage claims which may arise from product defects and failures.

James Jones Litigation

      On June 25, 1997, Nora Armenta sued James Jones Company, Watts Industries, Inc., which formerly owned James Jones, Mueller Co., and Tyco International (U.S.) Inc. in the California Superior Court for Los Angeles County with a complaint that sought tens of millions of dollars in damages. By this complaint and an amended complaint filed on November 4, 1998 ("First Amended Complaint"), Armenta, a former employee of James Jones, sued on behalf of 34 municipalities as a qui tam plaintiff under the California False Claims Act. Late in 1998, the Los Angeles Department of Water and Power ("DWP") intervened. To date, less than half a dozen of the original thirty-four municipalities have subsequently intervened.

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

      The DWP's intervention filed on December 9, 1998 adopted the First Amended Complaint and added claims for breach of contract, fraud and deceit, negligent misrepresentation, and unjust enrichment. The DWP original sought past and future reimbursement costs, punitive damages, contract difference in value damages, treble damages, civil penalties under the False Claims Act and costs of the suit.

      One of the First Amended Complaint's allegations is the suggestion that because some of the purchased James Jones products are out of specification and contain more lead than the `85 bronze specified, a risk to public health might exist. The allegation is predicated on the average difference of about 2% lead content in `81 bronze (6% to 8% lead) and `85 bronze (4% to 6% lead) alloys and the assumption that this would mean increased lead levels in public drinking water. This contention is not supported by the evidence and discovery available to date.

      In addition, bronze that does not contain more than 8% lead, like '81 bronze, is approved for home plumbing systems by the City of Los Angeles, and the Federal Environmental Protection Agency defines metal for pipe fittings with no more than 8% lead as "lead free" under Section 1417 of the Federal Safe Drinking Water Act.

      In December, 2000, the court allowed the Relator to file a Second Amended Complaint, which added a number of new cities and water districts as plaintiffs and brought the total number of plaintiffs to 161. During the quarter ended December 31, 2000, the Company and the other defendants made an offer to settle all of the claims of the DWP in this case. The DWP has indicated that it views this offer favorably and that it intends to seek the offer's approval. On January 19, 2001, the California False Claims Act claims filed by the City of Pomona were dismissed. The Company expects the City of Pomona to file for appellate review of this order, and the Company is currently unable to predict the outcome of any appeal. On the present record, the vast majority of other cities named in this lawsuit are subject to a legal challenge similar to that which resulted in the dismissal of Pomona's False Claims Act case. As a result of these developments and management's current assessment of the case, the Company recorded a charge of $7,170,000 after tax in the quarter ended December 31, 2000, which represents the after tax impact of the Company's current estimate of the cost to bring the entire case to resolution. This charge is reported as a loss from discontinued operations. While this charge represents the after tax impact of the Company's current estimate based on all available information, litigation is inherently uncertain and the actual liability to the Company to fully resolve the litigation could be materially higher than this estimate.

      The Company intends to continue to contest this matter vigorously.

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

      The Company is currently a party to or otherwise involved in various administrative or legal proceedings under federal, state or local environmental laws or regulations involving a limited number of sites. Based on facts presently known to it, the Company does not believe that the outcome of these environmental proceedings will have a material adverse effect on its financial condition or results of operations. Given the nature and scope of the Company's manufacturing operations, there can be no assurance that the Company will not become subject to other environmental proceedings and liabilities in the future which may be material to the Company. See Note 15 of the Notes to the Consolidated Financial Statements.

Other Litigation

      Other lawsuits and proceedings or claims, arising from the ordinary course of operations, are also pending or threatened against the Company and its subsidiaries. Based on the facts currently known to it, the Company does not believe that the ultimate outcome of these other litigation matters will have a material adverse effect on its financial condition or results of operation. See
Note 15 of the Notes to the Consolidated Financial Statements.

Item 2. PROPERTIES.

      The Company maintains 24 facilities worldwide with its corporate headquarters located in North Andover, Massachusetts. The manufacturing operations include four casting foundries, two of which are located in the United States, one in Europe and one at Tianjin Tanggu Watts Valve Company Limited ("Tanggu Watts"), a joint venture located in the People's Republic of China, and it maintains one yellow brass forging foundry located in Italy. Castings and forgings from these foundries and other components are machined and assembled into finished valves at 18 manufacturing facilities located in the United States, Canada, Europe and China. Many of these facilities contain sales offices or warehouses from which the Company ships finished goods to customers and commissioned representative organizations. All the Company's operating facilities and the related real estate are owned by the Company, except the buildings and land located in Tianjin, People's Republic of China are leased by Tanggu Watts, under a lease agreement, the remaining term of which is approximately 25 years and the Company's manufacturing facility in Woodland, California, the remaining term of which is 3 years.

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

                                     PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

Market Information

      The following tabulation sets forth the high and low sales prices of the Company's Class A Common Stock on the New York Stock Exchange during fiscal 2000, fiscal 1999.5 and fiscal 1999 and cash dividends paid per share. The prices of the Company's Class A Common Stock reported below were retroactively adjusted to reflect the effect of the spin-off of CIRCOR on October 18, 1999. No adjustments were made to the dividends reported.

                      High       Low     Dividend         High       Low     Dividend         High       Low      Dividend
                      ----       ---     --------         ----       ---     --------         ----       ---      --------
                                 2000                               1999.5                              1999
                                 ----                               ------                              ----
First Quarter        $15.75     $12.38     $.0875        $16.32     $13.07     $.0875        $17.84     $12.10       $.0875
Second Quarter        13.38      10.38        .06         16.09      12.63      .0875         15.13      11.74        .0875
Third Quarter         13.13       9.56        .06             -          -          -         12.47       8.99        .0875
Fourth Quarter        13.88       9.75        .06             -          -          -         14.58       9.95        .0875

      There is no established public trading market for the Class B Common Stock of the Company, which is held exclusively by members of the Horne family and management. The principal holders of such stock are subject to restrictions on transfer with respect to their shares. Each share of Class B Common Stock (10 votes per share) of the Company is convertible into one share of Class A Common Stock (1 vote per share). Aggregate common stock dividend payments for fiscal 2000, 1999.5 and 1999 were $7,107,000, $4,656,000 and $9,358,000, respectively.
While the Company presently intends to continue to pay cash dividends, the payment of future cash dividends depends upon the Board of Directors' assessment of the Company's earnings, financial condition, capital requirements and other factors.

      The number of record holders of the Company's Class A Common Stock as of February 15, 2001 was 154. The Company believes that the number of beneficial shareholders of the Company's Class A Common Stock was approximately 3,200 as of February 15, 2001. The number of record holders of the Company's Class B Common Stock as of February 15, 2001 was 9.

Item 6. SELECTED FINANCIAL DATA.

      The selected financial data set forth below should be read in conjunction with the Company's consolidated financial statements, related Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

FIVE YEAR FINANCIAL SUMMARY
(Amounts in thousands, except per share information)

                                                        Twelve     Six(1) (2)     -------------Twelve Months----------------
                                                        Months      Months                         Ended
                                                         Ended       Ended                       June 30,
                                                       12/31/00    12/31/99      1999        1998        1997       1996(3)
                                                       --------    --------      ----        ----        ----       -------
Selected Data
Net sales                                              $516,100    $261,019    $477,869    $444,735    $449,617    $413,961
Income (loss) from continuing operations                 31,171      16,468      29,454      28,123      26,515     (24,824)
Income (loss) from discontinued operations,
  net of taxes                                           (7,170)     (1,226)      6,502      25,246      25,232     (25,461)
Net income (loss)                                        24,001      15,242      35,956      53,369      51,747     (50,285)
Total assets                                            482,025     487,078     637,742     552,896     526,366     370,454
Long-term debt, net of current portion                  105,377     123,991     118,916      71,647      94,841     111,715
Income (loss) per share from continuing
  operations-diluted                                       1.17        0.61        1.10        1.03        0.97       (0.84)
Income (loss) per share from discontinued
  operations - diluted                                    (0.27)      (0.05)       0.24        0.92        0.92       (0.86)
Net income (loss) per share-diluted                        0.90        0.56        1.34        1.95        1.89       (1.70)
Cash dividends declared per common share                  .2675       0.175       0.350       0.330       0.295       0.265

1) On May 14, 1999, the Company filed a Form 10-Q in which it reported its decision to change its fiscal year end from June 30 to a calendar year. As a result the Company is reporting a six month transition period ending December 31, 1999 (Fiscal 99.5). See Note 2 of the Notes to the Consolidated Financial Statements.

2) Fiscal 1999.5 net income includes an after-tax charge of $861,000 related to restructuring costs.

3) Fiscal 1996 net income includes an after tax charge of $44,682,000 related to: restructuring cost of $22,390,000; an impairment of long-lived assets of $24,603,000; other charges of $9,878,000 principally for product liability costs, additional bad debt reserves and environmental remediation cost; and additional inventory valuation reserves of $6,566,000.

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

      On May 11, 1999, the Company's Board of Directors voted to amend the Company's By-Laws to change the Company's fiscal year end from June 30 to a calendar year. As a result the Company has reported a six month transition period ending December 31, 1999.

Results of Operations
Twelve Months Ended December 31, 2000 Compared to
Twelve Months Ended December 31, 1999

      Net sales for the twelve months ended December 31, 2000 increased $6,444,000 (1.3%) to $516,100,000 compared to the same period in 1999. The increase in net sales is attributable to the following:

      Internal Growth            $  7,456             1.5%
      Acquisitions                 15,030             2.9%
      Foreign Exchange            (16,042)           (3.1%)
                                 --------            ----
      Total Change               $  6,444             1.3%
                                 ========            ====

      The increase in net sales from internal growth is attributable to increased unit shipments of North American and European plumbing and heating valves. North American increases were offset by recent softness in the housing market resulting from increased interest rates during 2000. The growth in net sales from acquired companies is due to the inclusion of Heatway, Spacemaker and Cazzaniga S.p.A of Biassono, Italy which was acquired March 9, 1999. Excluding the acquired revenue of Cazzaniga and the impact of foreign exchange, shipments of European plumbing and heating valves were 3.1% higher than last year. The decrease in sales due to foreign exchange is principally due to the devaluation of the Euro, which depreciated almost 13% against the U.S. dollar during the twelve month period ended December 31, 2000.

      Watts monitors its net sales in three geographical segments: North America, Europe and Asia. As outlined below, North America, Europe and Asia accounted for 77.6%, 20.0%, and 2.4% of net sales, respectively, in the twelve months ended December 31, 2000 compared to 76.1%, 21.3%, and 2.6% respectively, in the twelve months ended December 31, 1999. The Company's net sales in these groups for the twelve months ended December 31, 2000 and 1999 were as follows:

                                 12/31/00         12/31/99            Change
                                 --------         --------            ------
      North America              $400,384         $388,049           $12,335
      Europe                      103,085          108,579            (5,494)
      Asia                         12,631           13,028              (397)
                                 --------         --------           -------
      Total                      $516,100         $509,656           $ 6,444
                                 ========         ========           =======

      The increase in North America is primarily due to the Watts Heatway and Spacemaker acquisitions and to a lesser extent from increased unit sales. The decrease in Europe is due to the impact of the Euro's devaluation against the U.S. dollar. This was substantially offset by increased unit sales and the inclusion of Cazzaniga. The decrease in Asia is primarily due to reduced demand in the North American export market.

      Gross profit for the twelve months ended December 31, 2000 decreased $1,414,000 (0.8%), to $185,304,000 compared to the same period in 1999 and decreased as a percentage of net sales from 36.6 percent to 35.9 percent. This percentage reduction is attributable to price competition in certain markets the company serves and additional production costs associated with new product introductions in Europe. This was partially offset by the inclusion of acquired companies currently operating at higher gross margins than the rest of the Company.

      Selling, general and administrative expenses for the twelve months decreased $3,666,000 (2.8%) to $125,317,000 compared to the same period in 1999. This decrease is attributable to decreased corporate headquarters expenses resulting from the CIRCOR spinoff, the Euro's devaluation against the U.S. dollar and reduced variable selling expenses. This was partially offset by the inclusion of selling, general and administrative expenses of acquired companies. Selling, general and administrative expenses for the twelve months decreased as a percentage of sales from 25.3% in the twelve months ended December 31, 1999 to 24.3% in the twelve months ended December 31, 2000. This decreased percentage is primarily due to decreased corporate headquarters expenses resulting from the CIRCOR spin-off.

      Operating income in the twelve months ended December 31, 2000 increased $3,712,000 (6.6%) to $59,987,000 and increased as a percentage of sales to 11.6% from 11.0% compared to the same period in 1999 due to increased net sales and decreased selling, general and administrative expenses.

      The Company's operating income by segment for the twelve months ended December 31, 2000 and 1999 was as follows:

                                  12/31/00           12/31/99           Change
                                  --------           --------           ------
      North America                $55,661           $ 56,439          $  (778)
      Europe                        13,225             12,560              665
      Asia                             882              1,519             (637)
      Corporate                     (9,781)           (14,243)           4,462
                                   -------           --------          -------
      Total                        $59,987           $ 56,275          $ 3,712
                                   =======           ========          =======

      The decrease in North America is due to decreased unit prices in certain markets. The increase in Europe is primarily due to increased net sales and the Cazzaniga acquisition, substantially offset by the Euro's devaluation against the U.S. dollar. The decrease in Asia is due to decreased net sales. The decrease in corporate is to due reduced headquarter expenses attributable to the CIRCOR spin-off.

      Interest expense increased $1,964,000 to $9,897,000 in the twelve months ended December 31, 2000 compared to the same period in 1999, primarily due to increased effective interest rates.

      The Company's effective tax rate for continuing operations increased from
35.9 percent to 36.7 percent in the twelve months ended December 31, 2000 compared to the same period in 1999. The increase is primarily attributable to a revised tax structure required to execute the CIRCOR spin-off.

      Income from continuing operations for the twelve months ended December 31, 2000 increased $474,000 (1.5%) to $31,171,000 or $1.17 per common share compared to $1.15 per common share for the twelve months ended December 31, 1999 on a diluted basis. The impact of foreign exchange, primarily due to the devaluation of the Euro against the U.S. dollar, decreased income approximately $1,331,000 or $.05 per common share on a diluted basis in the period ended December 31, 2000.

      For the twelve months ended December 31, 2000, discontinued operations reported a net loss of $7,170,000 or $0.27 per share, on a diluted basis. This loss results from a charge recorded during the fiscal year representing the Company's current estimate of the after tax impact of the cost to bring the James Jones Litigation to resolution. Additional details of the James Jones litigation are provided in Part I, Item 1, Product Liability, Environmental and Other Litigation Matters and in Note 15 of the Notes to the Consolidated Financial Statements. For twelve months ended December 31, 1999, discontinued operations reported a net loss of $3,143,000 or $0.12 per share, on a diluted basis. Results for the twelve months ended December 31, 1999 were negatively impacted by after tax charges of $11,599,000 for spin-off related costs, including professional fees, facility relocation costs and income tax costs associated with the reorganizing the Company's legal entity structure in anticipation of the spin-off as well as legal fees associated with the James Jones Litigation. Excluding these charges, discontinued operations would have had net income of $8,456,000 ($0.32 per share) for the twelve months ended December 31, 1999. Additional details of the spin-off transaction are provided in Note 3 of the Notes to the Consolidated Financial Statements.

Results of Operations
Six Months Ended December 31, 1999 Compared to
Six Months Ended December 31, 1998

      Net sales increased $31,869,000 (13.9%) to $261,019,000. The increase in net sales is attributable to the following:

      Internal Growth                  $20,234             8.8%
      Acquisitions                      17,061             7.4%
      Foreign Exchange                  (5,426)           (2.3%)
                                       -------            ----
      Total Change                     $31,869            13.9%
                                       =======            ====

      The increase in net sales from internal growth is primarily attributable to increased unit shipments in the North American segment. The growth in net sales from acquired companies is due to the inclusion of the net sales of Cazzaniga S.p.A. of Biassono, Italy, which was acquired March 9, 1999. The foreign exchange impact reflects the adverse affects of the Euro's devaluation against the U.S. dollar during the period. Excluding Cazzaniga, shipments in the European plumbing and heating market were 9.2% higher than last year.

      Watts monitors its net sales in three geographical segments: North America, Europe and Asia. As outlined below, North America, Europe and Asia accounted for 73.9%, 22.6%, and 3.5% of net sales, respectively, in the six months ended December 31, 1999 compared to 77.2%, 19.0%, and 3.8%, respectively in the six months ended December 31, 1998. The Company's net sales in these groups for the six months ended December 31, 1999 and 1998 were as follows:

                                  12/31/99         12/31/98            Change
                                  --------         --------           -------
      North America               $192,975         $176,918           $16,057
      Europe                        58,934           43,598            15,336
      Asia                           9,110            8,634               476
                                  --------         --------           -------
      Total                       $261,019         $229,150           $31,869
                                  ========         ========           =======

      The increase in North America is due to increased unit sales. The increase in Europe is due to the Cazzaniga acquisition and increased unit sales, which were partially offset by the devaluation of the Euro against the U.S. dollar.

      Gross profit increased $11,676,000 (14.0%) to $95,166,000 and remained constant as a percentage of net sales at 36.4 percent. This increase is attributable to increased net sales during the period.

      During the period ended December 31, 1999 the Company recorded a restructuring charge of $1,460,000 before taxes. The charge was comprised of severance costs of $1,299,000, and contract termination costs of $134,000 and other exit costs of $27,000. The Company consolidated certain Italian manufacturing and warehouse facilities into the Cazzaniga facility in Biassono, Italy. This project, which included the termination of 29 employees, was completed during Fiscal 2000. Total program costs did not differ materially from the original estimate.

      Selling, general and administrative expenses increased $5,779,000 (9.9%) to $64,148,000. This increase is primarily attributable to inclusion of the selling, general and administrative expenses of Cazzaniga and increased variable selling expenses, primarily commissions and freight costs.

      Operating income in the six months ended December 31, 1999 increased $4,437,000 (17.7%) to $29,558,000 due to the increased gross profit. Without the restructuring charge operating income would have increased by 23.5% and increased as a percentage of sales from 11.0% to 11.9%.

      The Company's operating income by segment for the six months ended December 31, 1999 and 1998 was as follows:

                                  12/31/99         12/31/98            Change
                                  --------         --------            ------
      North America                $27,793          $25,684            $2,109
      Europe                         7,252            5,682             1,570
      Asia                             731              822               (91)
      Corporate                     (6,218)          (7,067)              849
                                   -------          -------            ------
      Total                        $29,558          $25,121            $4,437
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

      Net income from continuing operations for the six months ended December 31, 1999 increased $1,243,000 (8.2%) to $16,468,000 or $.61 per common share compared to $.56 per common share for the six months ended December 31, 1998 on a diluted basis. Net income from continuing operations exclusive of the restructuring charge would have increased $2,104,000 to $17,329,000 or $.64 per common share on a diluted basis. The impact of foreign exchange, primarily due to the devaluation of the Euro against the U.S. dollar, decreased net income $.02 per common share on a diluted basis in the period ended December 31, 1999.

      For the six months ended December 31, 1999, discontinued operations generated a net loss of $1,226,000 ($0.05 per share), compared to net income of $8,419,000 ($0.31 per share) for six months ended December 31, 1998. Results for the six months ended December 31, 1999 were negatively impacted by an after tax charge of $2,433,000 for spin-off related costs, including professional fees, facility relocation costs and income tax costs associated with the reorganizing the Company's legal entity structure in anticipation of the spin-off. Excluding this charge, discontinued operations would have had net income of $1,207,000 ($0.05 per share) for the six months ended December 31, 1999. Net sales for the discontinued operations for the three months ended September 30, 1999 were $76,957,000, a decrease of $3,699,000 (4.6%) from the comparable period in 1998. The decrease in net sales is primarily attributable to lower demand for oil and gas valve products. Declining prices, resulting from increased competition; reduced manufacturing levels, resulting in lower absorption of fixed manufacturing costs; and costs associated with the integration of acquired companies negatively impacted operating profits during the six months ended December 31, 1999. Additional details of the spin-off transaction are provided in Note 3 of the Notes to the Consolidated Financial Statements.

Results of Operations
Twelve Months Ended June 1999 Compared to
Twelve Months Ended June 1998

      Net sales for the twelve months ended June 30, 1999 increased by $33,134,000 (7.5%) to $477,869,000 from $444,735,000 in the fiscal year ended
June 30, 1998. The increase in net sales is attributable to the following:

      Internal Growth               $26,208             5.9%
      Acquisitions                   10,095             2.3%
      Divestitures                   (3,386)           (0.8%)
      Foreign Exchange                  217             0.1%
                                    -------             ----
      Total Change                  $33,134             7.5%
                                    =======             ====

      The increase in net sales from internal growth is primarily attributable to increased unit shipments in the North American segment. The growth in net sales due to acquired companies is primarily attributable to the inclusion of Cazzaniga S.p.A. of Biassono, Italy, which was acquired in March, 1999. Excluding Cazzaniga, shipments in the European segment were consistent with the prior year.

      The Company monitors its net sales in three geographical segments: North America, Europe and Asia. As outlined below, North America, Europe and Asia accounted for 77.9%, 19.4% and 2.7% of net sales, respectively, in the twelve months ended June 30, 1999 compared to 78.2%, 18.7% and 3.1%, respectively in the twelve months ended June 30, 1998. The Company's net sales in these groups for fiscal 1999 and 1998 were as follows:

                                    6/30/99          6/30/98            Change
                                   --------         --------           -------
      North America                $372,220         $348,004           $24,216
      Europe                         92,631           82,837             9,794
      Asia                           13,018           13,894              (876)
                                   --------         --------           -------
      Total                        $477,869         $444,735           $33,134
                                   ========         ========           =======

      The increase in net sales in North America is primarily due to increased unit shipments. The increase in Europe is due primarily to the acquisition of Cazzaniga.

      The Company's gross profit increased $12,541,000 (7.7%) to $175,124,000. The increased gross profit is primarily attributable to increased sales. Gross margin remained consistent at 36.6% in both fiscal 1999 and 1998.

      Selling general and administrative expenses increased $7,774,000 (6.7%) to $123,286,000. This increase is attributable to the inclusion of the expenses of Cazzaniga, and increased variable selling expenses including commissions and freight costs.

      Operating income from continuing operations increased $4,767,000 (10.1%) from $47,071,000 to $51,838,000 primarily due to increased gross profit.

      The Company's operating income by segment for the twelve months ended June 30, 1999 and 1998 were as follows:

                                         6/30/99         6/30/98        Change
                                        --------        --------        ------
      North America                     $ 54,094        $ 51,456        $2,638
      Europe                              11,228           8,258         2,970
      Asia                                 1,608           1,984          (376)
      Corporate                          (15,092)        (14,627)         (465)
                                        --------        --------        ------
      Total                             $ 51,838        $ 47,071        $4,767
                                        ========        ========        ======

      The increase in North America is due to increased net sales and increased gross profit. The increase in Europe is primarily due to the inclusion Cazzaniga.

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

      Net income from discontinued operations was $6,502,000 ($0.24 per share) for fiscal 1999, compared to $25,246,000 ($0.92 per share) for fiscal 1998 on a diluted basis. Fiscal 1999 results were negatively impacted by an after tax charge of $6,166,000 for spin-off related costs, including professional fees, facility relocation costs and income tax costs associated with the reorganizing of the Company's legal entity structure in anticipation of the spin-off. The Company also recorded a charge to discontinued operations of $5,000,000 ($3,000,000 net of tax), for legal expenses associated with the litigation involving James Jones Company. James Jones Company was a subsidiary of the Company in the municipal water works division until September 1996 when it was sold to Tyco International Ltd. See Part I, Item 1, "Product Liability, Environmental and Other Litigation Matters." Excluding these charges, discontinued operations would have had net income of $15,668,000 ($0.58 per share) for fiscal 1999. Net sales for the discontinued operations for fiscal 1999 were $321,711,000, an increase of $33,822,000 (11.7%) from fiscal 1998. The increase in net sales is primarily attributable to the inclusion of net sales from acquired companies. Excluding the impact of acquisitions, net sales of domestic oil and gas valves declined 29.8% and net sales of international oil and gas valves declined 20.9% during fiscal 1999. Declining prices, resulting from increased competition; and reduced manufacturing levels, resulting in lower absorption of fixed manufacturing costs, negatively impacted operating profits during fiscal 1999. Additional details of the spin-off transaction are provided in the Notes to the Consolidated Financial Statements (Note 3).

Liquidity and Capital Resources

      During the twelve month period ended December 31, 2000, the Company generated $57,754,000 in cash flow from continuing operations, an increase of $15,554,000 (36.9%) over the comparable prior year period. The company's continued emphasis on asset management has increased free cash flow (cash provided by continuing operations less dividends and capital expenditures) during the twelve months ended December 31, 2000 to $36,409,000 versus $8,616,000 in the comparable prior year period. The Company has also increased earnings before interest, taxes, depreciation and amortization (EBITDA) for continuing operations 7.0% to $78,353,000 for the twelve months ended December 31, 2000 compared with $73,195,000 for the twelve months ended December 31, 1999. This improvement in cash flow has enabled the Company to reduce its long term debt by $21,430,000 while completing and funding the acquisitions of Heatway and Spacemaker, funding the purchase of $14,238,000 in capital equipment and paying cash dividends to common shareholders. Capital expenditures were primarily for manufacturing machinery and equipment as part of the Company's commitment to continuously improve its manufacturing capabilities. The Company's capital expenditure budget for the twelve months ended December 31, 2001 is $18,100,000.

      The Company maintains a revolving line of credit facility of $100,000,000, which expires March 2003, to support the Company's acquisition program, working capital requirements of acquired companies, and for general corporate purposes. At December 31, 2000, the Company had $5,000,000 outstanding on the line of credit and was in compliance with all banking covenants related to this facility.

      As of December 31, 2000, the Company maintained a syndicated credit facility with a group of European banks in the amount of 23,600,000 Euros. This credit facility has several tranches which provide credit to the Company for a period through September 2004. The purpose of this credit facility is to fund acquisitions in Europe, support the working capital requirements of acquired companies, and for general corporate purposes. As of December 31, 2000, 19,000,000 Euros ($17,837,000) were borrowed under this line of credit. On January 4, 2001, the Company increased this credit facility to 40,000,000 Euros. This increase was utilized to fund the acquisition of Dumser Metallbau GmbH & Co., KG on January 5, 2001. Dumser, located in Landau, Germany is a European market leader in the manufacture and distribution of brass, steel, and stainless steel manifolds used as the prime distribution device in hydronic heating systems.

      Working capital at December 31, 2000 was $137,142,000 compared to $141,740,000 at December 31, 1999. The ratio of current assets to current liabilities was 2.2 to 1 at December 31, 2000 and 2.3 to 1 at December 31, 1999. Cash and cash equivalents were $15,235,000 at December 31, 2000, compared to $13,016,000 at December 31, 1999. Debt as a percentage of total capital employed (short term and long term debt as a percentage of the sum of short term and long term debt plus equity) was 31.4% at December 30, 2000 compared to 37.1% at December 31, 1999.

      The Company anticipates that available funds and those funds provided from current operations will be sufficient to meet current operating requirements and anticipated capital expenditures for at least the next 24 months.

      The Company from time to time is involved with product liability, environmental proceedings and other litigation proceedings and incurs costs on an ongoing basis related to these matters. With the exception of the charge related to the James Jones Litigation, the Company has not incurred material expenditures in fiscal 2000 in connection with any of these matters. See Part I,
Item 1, "Product Liability, Environmental and Other Litigation Matters".

Conversion To The Euro

      On January 1, 1999, 11 of the 15 member countries of the European Union adopted the Euro as their common legal currency and established fixed conversion rates between their existing sovereign currencies and the Euro. The Euro trades on currency exchanges and is available for non-cash transactions. The Euro effects the Company as the Company has manufacturing and distribution facilities in several of the member countries and trades extensively across Europe. The long-term competitive implications of the conversion are currently being assessed by the Company, however, the Company has experienced a reduction in the risks associated with foreign exchange. At this time, the Company is not anticipating that any significant costs will be incurred due to the introduction and conversion to the Euro. The Company is in the process of implementing systems to receive and make payments in Euros. The Company anticipates these systems will be in place by January 1, 2002.

Responsibility for Financial Statements

      The Company is responsible for the objectivity and integrity of the accompanying consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The financial statements of necessity include the Company's estimates and judgments relating to matters not concluded by year-end. Financial information contained elsewhere in the Annual Report and Form 10-K is consistent with that included in the financial statements.

      The Company maintains a system of internal accounting controls. Although there are inherent limitations to the effectiveness of any system of accounting controls, the Company believes that its system provides reasonable, but not absolute, assurance that its assets are safeguarded from unauthorized use or disposition and that its accounting records are sufficiently reliable to permit the preparation of financial statements that conform in all material respects with accounting principles generally accepted in the United States.

      KPMG LLP, independent auditors, are engaged to render an independent opinion regarding the fair presentation in the financial statements of the Company's financial condition and operating results. Their report appears on page 27. Their examination was made in accordance with auditing standards generally accepted in the United States and included a review of the system of internal accounting controls to the extent they considered necessary to determine the audit procedures required to support their opinion.

      The Audit Committee of the Board of Directors is composed solely of independent directors, as defined by the New York Stock Exchange. The Committee meets periodically and privately with the independent auditors and financial officers of the Company, as it deems necessary, to review the quality of the financial reporting of the Company and the internal accounting controls. The Committee also reviews compliance with the Company's relationship with the independent auditors. In addition, the Committee is responsible for recommending the appointment of the Company's independent auditors.

Other

      This report on Form 10-K may include statements which are not historical facts and are considered forward looking within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements reflect Watts Industries' current views about future events and financial performance. Investors should not rely on forward looking statements, because they are subject to a variety of risks, uncertainty, and other factors that could cause actual results to differ materially from Watts Industries expectations and Watts Industries expressly does not undertake any duty to update forward looking statements. These factors include but are not limited to the following: loss of market share through competition, introduction of competing products by other companies, pressure on prices from competitors, suppliers, and/or customers regulatory obstacles, lack of acceptance of new products, changes in plumbing and heating markets, changes in global demand for the Company's products, changes for distribution of the Company's products, interest rates, foreign exchange fluctuations, cyclicality of industries in which the Company markets certain of its products, and general economic factors in markets where the Company's products are sold, manufactured, or marketed, changes in the status of current litigations, including the James Jones case, and other factors discussed in the Company's report filed with the Securities and Exchange Commission.

Certain Factors Affecting Future Results

      This report includes forward looking statements which reflect Watts Industries' current views about future events and financial performance. Forward looking statements do not relate strictly to historical or current facts and may be identified by their use of words like "plan", "believe", "expect", "will", "anticipate", "estimate" and other words of similar meaning. Investors should not rely on forward looking statements because they are subject to a variety of risks, uncertainties, and other factors that could cause actual results to differ materially from our expectations. Some important factors that could cause our actual results to differ materially from those projected in any such forward looking statements are as follows:

Down economic cycles, particularly reduced levels of housing starts and remodeling, have an adverse affect on our business and revenues.

      The businesses of most of our customers, particularly plumbing and heating wholesalers and home improvement retailers, is cyclical. Therefore, the level of the Company's business activity has been cyclical, fluctuating with economic cycles, in particular, with housing starts and remodeling levels. Housing starts and remodeling are, in turn, heavily influenced by mortgage interest rates, consumer debt levels, changes in disposable income, employment growth, consumer confidence and, on a short term basis, weather conditions. There can be no assurance that a downturn in these factors affecting housing starts and remodeling will not occur and if housing and remodeling starts are materially reduced, it is likely such reduction would have a material adverse effect on the Company due to reduced revenue.

Economic, Political And Other Risks Associated With International Sales And Operations Could Adversely Affect Our Business

      Since we sell our products worldwide, our business is subject to risks associated with doing business internationally. Our sales outside North America, as a percentage of our total sales, was 22% in 2000. Accordingly, our future results could be harmed by a variety of factors, including:

      o     changes in foreign currency exchange rates;

      o changes in a specific country's or region's political or economic conditions, particularly in emerging markets;

      o trade protection measures and import or export licensing requirements;

      o     potentially negative consequences from changes in tax laws;

      o     difficulty in staffing and managing widespread operations;

      o     differing labor regulations;

      o     differing protection of intellectual property; and

      o     unexpected changes in regulatory requirements.

Reductions in the supply of raw materials and increases in the prices of raw materials could adversely affect our operating results

      We require substantial amounts of raw materials (bronze, brass, cast iron) and substantially all raw materials we require are purchased from outside sources. The availability and prices of raw materials may be subject to curtailment or change due to, among other things, new laws or regulations, suppliers' allocations to other purchasers, interruptions in production by suppliers, changes in exchange rates and worldwide price levels. Any change in the supply of, or price for, these raw materials could adversely affect our operating results.

Fluctuations in Foreign Exchange Rates could materially affect our reported results

      Exchange rates between the United States dollar, in which our results are and will be reported, and the local currency in the countries in which we provide many of our services, may fluctuate from quarter to quarter. Since we report our interim and annual results in United States dollars, we are subject to the risk of currency fluctuations. When the dollar appreciates against the applicable local currency in any reporting period, the actual earnings generated by our services in that country are diminished in the conversion.

      We are exposed to fluctuations in foreign currencies as a significant portion of our revenue, and certain of our costs, assets and liabilities, are denominated in currencies other than U.S. dollars. Approximately 22% of our revenue during 2000 was from sales outside of North America. For the twelve months ended December 31, 2000 the depreciation of the Euro against the U.S. dollar had an adverse impact on revenue of $15,958,000 and on earnings per share of $.05. Our share of revenue in non-dollar denominated currencies may continue to increase in future periods. We can offer no assurance that exchange rate fluctuations will not have a material adverse effect on our results of operations and financial condition.

We Face Intense Competition

      We encounter intense competition in all areas of our business. Additionally, customers for our products are attempting to reduce the number of vendors from which they purchase in order to reduce the size and diversity of their inventory. To remain competitive, we will need to invest continuously in manufacturing, marketing, customer service and support and our distribution networks. We anticipate that we may have to adjust the prices of some of our products to stay competitive. We cannot assure you that we will have sufficient resources to continue to make such investments or that we will maintain our competitive position.

Environmental Compliance Costs And Liabilities Could Adversely Affect Our Financial Condition

      Our operations and properties are subject to increasingly stringent laws and regulations relating to environmental protection, including laws and regulations governing air emissions, water discharges, waste management and workplace safety. Such laws and regulations can impose substantial fines and sanctions for violations and require the installation of costly pollution control equipment or operational changes to limit pollution emissions and/or decrease the likelihood of accidental hazardous substance releases. We must conform our operations and properties to these laws, and adapt to regulatory requirements in all countries as these requirements change.

      We have experienced, and expect to continue to experience, operating costs to comply with environmental laws and regulations. In addition, new laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new clean up requirements could require us to incur costs or become the basis for new or increased liabilities that could have a material adverse effect on our business, financial condition or results of operations.

Third Parties May Infringe Our Intellectual Property, And We May Expend Significant Resources Enforcing Our Rights Or Suffer Competitive Injury

      Our success depends in part on our proprietary technology. We rely on a combination of patents, copyrights, trademarks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our proprietary rights. If we fail to successfully enforce our intellectual property rights, our competitive position could suffer, which could harm our operating results. We may be required to spend significant resources to monitor and police our intellectual property rights.

If We Cannot Continue Operating Our Manufacturing Facilities At Current Or Higher Levels, Our Results Of Operations Could Be Adversely Affected.

      We operate a number of manufacturing facilities for the production of our products. The equipment and management systems necessary for such operations may break down, perform poorly or fail resulting in fluctuations in manufacturing efficiencies. Such fluctuations may affect our ability to deliver products to our customers on a timely basis which could have a material adverse effect on our business, financial condition or results of operations.

If We Experience Delays In Introducing New Products Or If Our Existing Or New Products Do Not Achieve Or Maintain Market Acceptance, Our Revenues May Decrease.

      Our industry is characterized by:

      o     intense competition;

      o     changes in end-user requirements;

      o     technically complex products; and

      o     evolving product offerings and introductions.

      We believe our future success will depend, in part, on our ability to anticipate or adapt to these factors and to offer, on a timely basis, products that meet customer demands. Failure to develop new and innovative products or to custom design existing products could result in the loss of existing customers to competitors or the inability to attract new business, either of which may adversely affect our revenues.

Implementation Of Our Acquisition Strategy May Not Be Successful Which Could Affect Our Ability To Increase Our Revenues Or Reduce Our Profitability.

      One of our strategies is to increase our revenues and expand our markets through acquisitions that will provide us with complementary water related products. We expect to spend significant time and effort in expanding our existing businesses and identifying, completing and integrating acquisitions. We expect to face competition for acquisition candidates which may limit the number of acquisition opportunities available to us and may result in higher acquisition prices. We cannot be certain that we will be able to identify, acquire or profitably manage additional companies or successfully integrate such additional companies without substantial costs, delays or other problems. Also, there can be no assurance that companies acquired in the future will achieve revenues, profitability or cash flows that justify our investment in them. In addition, acquisitions may involve a number of special risks, including:

      o     adverse short-term effects on our reported operating results;

      o     diversion of management's attention;

      o     loss of key personnel at acquired companies; or

      o unanticipated management or operational problems or legal liabilities.

      Some or all of the above special risks could have a material adverse effect on our business, financial condition or results of operations.

If We Fail To Manufacture And Deliver High Quality Products, We May Lose Customers.

      Product quality and performance are a priority for our customers. Our products are used in control of temperature and pressure of water as well as water quality and safety. These applications require products that meet stringent performance and safety standards. If we fail to maintain and enforce quality control and testing procedures, our products will not meet these stringent performance and safety standards. Substandard products would seriously harm our reputation resulting in both a loss of current customers to our competitors and damage to our ability to attract new customers, which could have a material adverse effect on our business, financial condition or results of operations.

We Face Risks From Product Liability And Other Lawsuits Which May Adversely Affect Our Business.

      We, like other manufacturers and distributors of products designed to control and regulate water, face an inherent risk of exposure to product liability claims in the event that the use of our products results in personal injury, property damage or business interruption to our customers. We may be subjected to various product liability claims, including, among others, that our products include inadequate or improper instructions for use or installation, or inadequate warnings concerning the effects of the failure of our products. Although we maintain strict quality controls and procedures, including the testing of raw materials and safety testing of selected finished products, we cannot be certain that our products will be completely free from defect. In addition, in certain cases, we rely on third-party manufacturers for our products or components of our products. Although we have liability insurance coverage, we cannot be certain that this insurance coverage will continue to be available to us at a reasonable cost, or, if available, will be adequate to cover any such liabilities.

      One particular products liability case in which the Company is a defendant is Los Angeles Department of Water and Power, EX Rel. Nora Armenta v. James Jones Company, ET AL. The Company recorded a charge of $7.1 million after tax in the quarter ended December 31, 2000, which is management's estimate of the after tax cost to bring this case to resolution. While this charge represents the after tax impact of the Company's current estimate based on all available information, litigation is inherently uncertain and the actual liability to the Company to fully resolve the litigation could be materially higher than this estimate. See Item 1, Part I - "Product Liability, Environmental and Other Litigation Matters."

One of our Shareholders Can Exercise Substantial Influence Over Our Company

      As of February 15, 2001, Timothy P. Horne, our Chairman and Chief Executive beneficially owned 35.2% of our outstanding shares of common stock, which 81.2% of the total outstanding voting power. As a result, Mr. Horne effectively controls all matters affecting us. As long as Mr. Horne controls shares representing at least a majority of the total voting power of our outstanding stock, Mr. Horne will be able to unilaterally determine the outcome of all stockholder votes and other stockholders will not be able to affect the outcome of any stockholder vote. If Mr. Horne were to sell a significant amount of common stock into the public market, the trading price of our common stock could decline. See Part III, Item 12, "Security Ownership of Certain Beneficial Owners and Management".

      The foregoing list sets forth many, but not all, of the factors that could impact upon our ability to achieve results described in any forward looking statements. Investors are cautioned not to place undue reliance on such statements that speak only as of the date made. Investors also should understand that it is not possible to predict or identify all such factors and that this list should not be considered a complete statement of all potential risks and uncertainties. Investors should also realize that if underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results could vary materially from our projections. We do not undertake any obligation to update any forward looking statements as a result of future events or developments.

New Accounting Pronouncements

      In June 1998, Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." was issued. The Company adopted SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, on January 1, 2001. The adoption of SFAS No. 133 has not had a material impact on the Company's financial position or overall trends in results of operations and has not resulted in significant changes to its financial risk management practices. However, the adoption of SFAS No. 133 could result in more pronounced quarterly fluctuations in other income and expense.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101. "Revenue Recognition." An amendment in June 2000 delayed the effective date until the fourth quarter of 2000. The adoption of SAB 101 did not have a material impact on the consolidated financial statements.

      In May 2000, the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives." This issue addresses the recognition, measurement and income statement classification for various types of sales incentives, including discounts, coupons, rebates and free products. In November 2000, the EITF revised the transition date such that the Company must adopt EITF 00-14 no later than the second quarter of 2001. The Company will adopt the consensus in the second quarter of 2001 and it is not expected to have a material impact on the Company's financial statements

      In July and September 2000, the EITF reached consensus on Issue No 00-10, "Accounting for Shipping and Handling Fees and Costs." This issue addresses the income statement classification for shipping and handling fees and costs. The Company adopted the consensus in the fourth quarter of 2000. The adoption of EITF Issue No. 00-10 did not have a material impact on the consolidated financial statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The Company uses derivative financial instruments primarily to reduce exposure to adverse fluctuations in foreign exchange rates, interest rates and prices of certain raw materials used in the manufacturing process. The Company does not enter into derivative financial instruments for trading purposes. As a matter of policy, all derivative positions are used to reduce risk by hedging underlying economic exposure. The derivatives the Company uses are instruments with liquid markets.

      The Company manages most of its foreign currency exposures on a consolidated basis. The Company identifies all of its known exposures. As part of that process, all natural hedges are identified. The Company then nets these natural hedges from its gross exposures.

      The Company's consolidated earnings, which are reported in United States dollar are subject to translation risks due to changes in foreign currency exchange rates. However, its overall exposure to such fluctuations is reduced by the diversity of its foreign operating locations which encompass a number of different European locations, Canada, and China.

      The Company's foreign subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials and are denominated in European currencies or the U.S. or Canadian dollar. The Company uses foreign currency forward exchange contracts to manage the risk related to intercompany purchases that occur during the course of a fiscal year and certain open foreign currency denominated commitments to sell products to third parties. At December 31, 2000, the Company had no forward contracts to buy foreign currencies and no unrealized gains or losses. See Note 16 of the Notes to the Consolidated Financial Statements.

      The Company has historically had a very low exposure to changes in interest rates. Interest rate swaps are used to mitigate the impact of interest rate fluctuations on certain variable rate debt instruments. Information about the Company's long-term debt including principal amounts and related interest rates appears in Note 11 of the Notes to the Consolidated Financial Statements included herein.

      The Company purchases significant amounts of bronze ingot, brass rod and cast iron which are utilized in manufacturing its many product lines. The Company's operating results can be adversely affected by changes in commodity prices if it is unable to pass on related price increases to its customers. The Company manages this risk by monitoring related market prices, working with its suppliers to achieve the maximum level of stability in their costs and related pricing, seeking alternative supply sources when necessary and passing increases in commodity costs to its customers, to the maximum extent possible, when they occur. Additionally, on a limited basis, the Company uses commodity futures contracts to manage this risk. See Note 16 of the Notes to the Consolidated Financial Statements.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The index to financial statements is included in page 23 of this Report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors

      The information appearing under the caption "Information as to Nominees for Director" in the Registrant's Proxy Statement relating to the Annual Meeting of Stockholders to be held on April 25, 2001 is incorporated herein by reference. With respect to Directors and Executive Officers, the information appearing under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement relating to the Annual Meeting of Stockholders to be held on April 25, 2001 is incorporated herein by reference.

Executive Officers

      Information with respect to the executive officers of the Company is set forth in Item 1 of this Report under the caption "Executive Officers".

Item 11. EXECUTIVE COMPENSATION.

      The information appearing under the caption "Compensation Arrangements" in the Registrant's Proxy Statement relating to the Annual Meeting of Stockholders to be held on April 25, 2001 is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The information appearing under the caption "Principal and Management Stockholders" in the Registrant's Proxy Statement relating to the Annual Meeting of Stockholders to be held on April 25, 2001 is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information appearing under the caption "Compensation
Arrangements-Certain Relationships and Related Transactions" in the Registrant's Proxy Statement relating to the Annual Meeting of Stockholders to be held on April 25, 2001 is incorporated herein by reference.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) Financial Statements

      The following financial statements are included in a separate section of this Report commencing on the page numbers specified below:

      Report of Independent Auditors                                                        27

      Consolidated  Statements of Operations for the twelve months ended
                    December 31, 2000 and 1999 (unaudited), six months ended
                    December 31, 1999 and 1998 (unaudited) and the twelve months
                    ended June 30, 1999 and 1998                                            28

      Consolidated Balance Sheets as of December 31, 2000,
                    December 31, 1999 and June 30, 1999                                     29

      Consolidated  Statements of Stockholders' Equity for the twelve months ended December 31, 2000, six months ended December 31, 1999
                    and the twelve months ended June 30, 1999 and 1998                   30-31

      Consolidated  Statements of Cash Flows for the twelve months ended
                    December 31, 2000 and 1999 (unaudited), six months ended
                    December 31, 1999 and
                    the twelve months ended June 30, 1999 and 1998.                         32

      Notes to Consolidated Financial Statements                                            33

      All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are included in the Notes to the Consolidated Financial Statements, or are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)(3) Exhibits

      Exhibits 10.1-10.6, 10.8, 10.16, and 10.23 constitute all of the management contracts and compensation plans and arrangements of the Company required to be filed as exhibits to this Annual Report. Upon written request of any stockholder to the Chief Financial Officer at the Company's principal executive office, the Company will provide any of the Exhibits listed below.

Exhibit No.       Description and Location

           2.1    Distribution Agreement between Watts Industries, Inc. and
                  CIRCOR International, Inc. (20)
           3.1    Restated Certificate of Incorporation, as amended. (12)
           3.2    Amended and Restated By-Laws, as amended May 11, 1999. (1)
           9.1    Horne Family Voting Trust Agreement-1991 dated as of October
                  31, 1991 (2), Amendments dated November 19, 1996 (18),
                  February 24, 1997 (18), June 5, 1997 (18), August 26, 1997
                  (18), and October 17, 1997. (21)
           9.2    The Amended and Restated George B. Horne Voting Trust
                  Agreement-1997 dated as of September 14, 1999. (22)
          10.1    Employment Agreement effective as of September 1, 1996 between the Registrant and Timothy P. Horne. (14)
          10.2    Supplemental Compensation Agreement effective as of September
                  1, 1996 between the Registrant and Timothy P. Horne. (14),
                  Amendment No. 1, dated July 25, 2000 (23)
          10.3    Deferred Compensation Agreement between the Registrant and
                  Timothy P. Horne, as amended. (4)
          10.4    1996 Stock Option Plan, dated October 15, 1996. (15)
          10.5    1989 Nonqualified Stock Option Plan. (3)
          10.6    Watts Industries, Inc. Retirement Plan for Salaried Employees
                  dated December 30, 1994, as amended and restated effective as of January 1, 1994, (12), Amendment No. 1 (14), Amendment No.
                  2 (14), Amendment No. 3 (14), Amendment No. 4 dated September
                  4, 1996. (18), Amendment No. 5 dated January 1, 1998,
                  Amendment No. 6 dated May 3, 1999 (22), and Amendment No. 7 dated June 7, 1999. (22)
          10.7    Registration Rights Agreement dated July 25, 1986. (5)
          10.8    Executive Incentive Bonus Plan, as amended. (12)
          10.9    Indenture dated as of December 1, 1991 between the Registrant and The First National Bank of Boston, as Trustee, including form of 8-3/8% Note Due 2003. (8)
         10.10    Loan Agreement and Mortgage among The Industrial Development
                  Authority of the State of New Hampshire, Watts Regulator Co.
                  and Arlington Trust Company dated August 1, 1985. (4)
         10.11    Amendment Agreement relating to Watts Regulator Co. (Canaan and Franklin, New Hampshire, facilities) financing dated
                  December 31, 1985. (4)
         10.12    Loan Agreement between The Rutherford County Industrial
                  Facilities and Pollution Control Financing Authority and Watts
                  Regulator Company dated September 1, 1994. (12)
         10.13    Letter of Credit, Reimbursement and Guaranty Agreement dated
                  September 1, 1994 by and among the Registrant, Watts Regulator
                  Company and The First Union National Bank of North Carolina
                  (12), Amendment No. 1 (14), Amendment No. 2 dated October 1,
                  1996 (18), and Amendment No. 3 dated October 18, 1999 (11).
         10.14    Trust Indenture from The Rutherford County Industrial
                  Facilities and Pollution Control Financing Authority to The
                  First National Bank of Boston, as Trustee, dated September 1,
                  1994. (12)
         10.15    Amended and Restated Stock Restriction Agreement dated October
                  30, 1991 (2), Amendment dated August 26, 1997. (18)
         10.16    Watts Industries, Inc. 1991 Non-Employee Directors'
                  Nonqualified Stock Option Plan (7), Amendment No. 1. (14)
         10.17    Letters of Credit relating to retrospective paid loss
                  insurance programs. (10)
         10.18    Form of Stock Restriction Agreement for management
                  stockholders. (5)
         10.20    Loan Agreement dated September 1987 with, and related Mortgage to, N.V. Sallandsche Bank. (6)
         10.21    Agreement of the sale of shares of Intermes, S.p.A., RIAF
                  Holding A.G. and the participations in Multiscope Due S.R.L.
                  dated November 6, 1992. (9)
         10.22    Amended and Restated Revolving Credit Agreement dated March
                  27, 1998 between and among Watts Investment Company, certain financial institutions, BankBoston N.A., as Administrative
                  Agent, and the Registrant, as Guarantor (17), and First
                  Amendment to Amended and Restated Revolving Credit Agreement
                  dated October 18, 1999 (11).
         10.23    Watts Industries, Inc. Management Stock Purchase Plan dated
                  October 17, 1995 (13), Amendment No. 1 dated August 5, 1997.
                  (18), Amendment No 2, dated November 1, 1999*
         10.24    Stock Purchase Agreement dated as of June 19, 1996 by and
                  among Mueller Co., Tyco Valves Limited, Watts Investment
                  Company, Tyco International Ltd. and Watts Industries, Inc.
                  (16)
            11    Statement Regarding Computation of Earnings per Common Share.
                  (19)
            21    Subsidiaries. *
            23    Consent of KPMG LLP. *

Incorporated By Reference To:

(1)   Relevant exhibit to Registrant's Form 10-Q for quarter ended March 31,
      1999.
(2)   Relevant exhibit to Registrant's Form 8-K dated November 14, 1991.
(3)   Relevant exhibit to Registrant's Form 10-K for the year ended June 30,
      1989.
(4)   Relevant exhibit to Registrant's Form S-1 (No. 33-6515) dated June 17,
      1986.
(5) Relevant exhibit to Registrant's Form S-1 (No. 33-6515) as part of the Second Amendment to such Form S-1 dated August 21, 1986.
(6) Relevant exhibit to Registrant's Form S-1 (No. 33-27101) dated February 16, 1989.
(7) Relevant exhibit to Registrant's Amendment No. 1 to Form 10-K for year ended June 30, 1992.
(8)   Relevant exhibit to Registrant's Form 10-K for year ended June 30, 1992.
(9) Relevant exhibit to Registrant's Amendment No. 2 dated February 22, 1993 to Form 8-K dated November 6, 1992.
(10)  Relevant exhibit to Registrant's Form 10-K for year ended June 30, 1993.
(11) Relevant exhibit to Registrant's Form 10-Q for quarter ended September 30, 1999.
(12)  Relevant exhibit to Registrant's Form 10-K for year ended June 30, 1995.
(13) Relevant exhibit to Registrant's Form S-8 (No. 33-64627) dated November 29, 1995.
(14)  Relevant exhibit to Registrant's Form 10-K for year ended June 30, 1996.
(15) Relevant exhibit to Registrant's Form S-8 (No. 333-32685) dated August 1, 1997.
(16)  Relevant exhibit to Registrant's Form 8-K dated September 4, 1996.
(17)  Relevant exhibit to Registrant's Form 10-Q for quarter ended March 31,
      1998.
(18)  Relevant exhibit to Registrant's Form 10-K for year ended June 30, 1997.
(19)  Notes to Consolidated Financial Statements, Note 2 of this Report.
(20) Exhibit 2.1 to CIRCOR International, Inc. Amendment No. 1 to its registration statement on Form 10 filed on September 22, 1999. (File No. 000-26961).
(21)  Relevant exhibit to Registrant's Form 10-K for year ended June 30, 1998.
(22)  Relevant exhibit to Registrant's Form 10-K for year ended June 30, 1999.
(23) Relevant exhibit to Registrant's Form 10-Q for quarter ended September 30, 2000

*     Filed as an exhibit to this Report with the Securities and Exchange
      Commission

(b)   Reports on Form 8-K

      There were no reports filed on Form 8-K for quarter ending December 31, 2000.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   WATTS INDUSTRIES, INC.


                                               By: /s/ Timothy P. Horne
                                                   --------------------
                                                   Timothy P. Horne
                                                   Chairman of the Board,
                                                   Chief Executive Officer and
                                                   President

DATED: March 14, 2001

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                           Title                       Date
      ---------                           -----                       ----


/s/ Timothy P. Horne               Chairman of the Board,         March 14, 2001
--------------------               Chief Executive Officer,
    Timothy P. Horne               President (Principal
                                   Executive Officer)
                                   and Director


/s/ William C. McCartney           Chief Financial Officer        March 14, 2001
------------------------           and Treasurer (Principal
    William C. McCartney           Financial and Accounting
                                   Officer),
                                   Secretary


/s/ Kenneth J. McAvoy              Director                       March14, 2001
---------------------
    Kenneth J. McAvoy


/s/ Gordon W. Moran                Director                       March 14, 2001
-------------------
    Gordon W. Moran


/s/ Daniel J. Murphy, III          Director                       March 14, 2001
-------------------------
    Daniel J. Murphy, III


/s/ Roger A. Young                 Director                       March 14, 2001
------------------
    Roger A. Young

                          Independent Auditors' Report

The Board of Directors and Stockholders
Watts Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Watts Industries, Inc. and subsidiaries as of December 31, 2000 and 1999, and June 30, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2000, the six month period ended December 31, 1999 and the fiscal years ended June 30, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Watts Industries, Inc. and subsidiaries as of December 31, 2000 and 1999, and June 30, 1999, and the results of their operations and their cash flows for the year ended December 31, 2000, the six month period ended December 31, 1999, and the fiscal years ended June 30, 1999 and 1998 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Boston, Massachusetts
February 9, 2001

Watts Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(Amounts in thousands, except per share information)

                                                   ------------For the Twelve Months Ended---------    For the Six Months Ended
                                                         December 31,         June 30,     June 30,          December 31,
                                                      2000         1999         1999         1998         1999         1998
                                                   ---------    ---------    ---------    ---------    ---------    ---------
                                                               (unaudited)                                          (unaudited)
Net sales ......................................   $ 516,100    $ 509,656    $ 477,869    $ 444,735    $ 261,019    $ 229,150
Cost of goods sold .............................     330,796      322,938      302,745      282,152      165,853      145,660
                                                   ---------    ---------    ---------    ---------    ---------    ---------
     GROSS PROFIT ..............................     185,304      186,718      175,124      162,583       95,166       83,490
Selling, general and administrative expenses ...     125,317      128,983      123,286      115,512       64,148       58,369
Restructuring Charge ...........................          --        1,460           --           --        1,460           --
                                                   ---------    ---------    ---------    ---------    ---------    ---------
     OPERATING INCOME ..........................      59,987       56,275       51,838       47,071       29,558       25,121
                                                   ---------    ---------    ---------    ---------    ---------    ---------
Other (income) expense:
     Interest income ...........................        (827)        (841)        (923)      (1,228)        (331)        (413)
     Interest expense ..........................       9,897        7,933        6,150        6,514        4,456        2,673
     Other .....................................       1,705        1,276        1,688          432           22          434
                                                   ---------    ---------    ---------    ---------    ---------    ---------
                                                      10,775        8,368        6,915        5,718        4,147        2,694
                                                   ---------    ---------    ---------    ---------    ---------    ---------
INCOME FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES .......................      49,212       47,907       44,923       41,353       25,411       22,427
Provision for income taxes .....................      18,041       17,210       15,469       13,230        8,943        7,202
                                                   ---------    ---------    ---------    ---------    ---------    ---------
     INCOME FROM CONTINUING
     OPERATIONS ................................      31,171       30,697       29,454       28,123       16,468       15,225
     Income (loss) from discontinued
     operations, net of taxes ..................      (7,170)      (3,143)       6,502       25,246       (1,226)       8,419
                                                   ---------    ---------    ---------    ---------    ---------    ---------
     NET INCOME ................................   $  24,001    $  27,554    $  35,956    $  53,369    $  15,242    $  23,644
                                                   =========    =========    =========    =========    =========    =========
Basic EPS
Income (loss) per share:
     Continuing operations .....................   $    1.18    $    1.16    $    1.10    $    1.04    $    0.62    $    0.57
     Discontinued operations ...................       (0.27)       (0.12)        0.24         0.93        (0.05)        0.31
                                                   ---------    ---------    ---------    ---------    ---------    ---------
     NET INCOME ................................   $    0.91    $    1.04    $    1.34    $    1.97    $    0.57    $    0.88
                                                   =========    =========    =========    =========    =========    =========
Weighted average number of shares ..............      26,409       26,498       26,736       27,109       26,453       26,935
                                                   =========    =========    =========    =========    =========    =========
Diluted EPS
Income (loss) per share:
     Continuing operations .....................   $    1.17    $    1.15    $    1.10    $    1.03    $    0.61    $    0.56
     Discontinued operations ...................       (0.27)       (0.12)        0.24         0.92        (0.05)        0.31
                                                   ---------    ---------    ---------    ---------    ---------    ---------
     NET INCOME ................................   $    0.90    $    1.03    $    1.34    $    1.95    $    0.56    $    0.87
                                                   =========    =========    =========    =========    =========    =========
Weighted average number of shares ..............      26,551       26,684       26,799       27,423       27,081       27,062
                                                   =========    =========    =========    =========    =========    =========

     Dividends per share .......................   $   0.268    $   0.350    $   0.350    $   0.330    $   0.175    $   0.175
                                                   =========    =========    =========    =========    =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

Watts Industries, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except share information)

                                                                            December 31,     December 31,       June 30,
                                                                                2000             1999             1999
                                                                            ------------     ------------      ---------
ASSETS

CURRENT ASSETS:
      Cash and cash equivalents ..........................................   $  15,235        $  13,016        $  12,774
      Trade accounts receivable, less allowance for doubtful accounts
         of $6,614, $6,730 and $7,747, respectively ......................      97,718           94,305           89,315
      Inventories ........................................................     108,951          112,821          110,552
      Prepaid expenses and other assets ..................................       6,850           12,922           10,193
      Deferred income taxes ..............................................      20,486           19,774           21,271
      Net current assets of discontinued operations ......................          --               --          122,971
                                                                             ---------        ---------        ---------
      Total Current Assets ...............................................     249,240          252,838          367,076

PROPERTY, PLANT AND EQUIPMENT, NET .......................................     125,810          130,231          129,163

OTHER ASSETS:
      Goodwill, net of accumulated amortization
         of $14,665, $11,997, and $10,921, respectively ..................      98,179           95,311           96,285
      Other ..............................................................       8,796            8,698            9,027
      Net noncurrent assets of discontinued operations ...................          --               --           36,191
                                                                             ---------        ---------        ---------
TOTAL ASSETS .............................................................   $ 482,025        $ 487,078        $ 637,742
                                                                             =========        =========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable ...................................................   $  39,569        $  46,904        $  35,579
      Accrued expenses and other liabilities .............................      59,088           48,629           48,843
      Accrued compensation and benefits ..................................      12,200            9,882           12,692
      Current portion of long-term debt ..................................       1,241            5,683            2,050
                                                                             ---------        ---------        ---------
          Total Current Liabilities ......................................     112,098          111,098           99,164

LONG-TERM DEBT, NET OF CURRENT PORTION ...................................     105,377          123,991          118,916
DEFERRED INCOME TAXES ....................................................      15,463           13,630           13,070
OTHER NONCURRENT LIABILITIES .............................................       9,770           11,150           11,450
MINORITY INTEREST ........................................................       6,775            7,707            7,487
STOCKHOLDERS' EQUITY:
      Preferred Stock, $.10 par value; 5,000,000 shares
         authorized; no shares issued or outstanding .....................          --               --               --
      Class A Common Stock, $.10 par value; 80,000,000 shares
         authorized; 1 vote per share; 17,225,965; 16,888,507 and
         16,158,807 shares,respectively, issued and outstanding ..........       1,723            1,689            1,616
      Class B Common Stock, $.10 par value; 25,000,000 shares
         authorized; 10 votes per share; 9,235,224; 9,485,247 and
         10,285,247 shares, respectively,issued and outstanding ..........         924              949            1,029
      Additional paid-in capital .........................................      35,996           35,330           36,069
      Retained earnings ..................................................     213,627          196,733          364,089
      Treasury stock .....................................................          --               --               --
      Accumulated Other Comprehensive Income .............................     (19,728)         (15,199)         (15,148)
                                                                             ---------        ---------        ---------
         Total Stockholders' Equity ......................................     232,542          219,502          387,655
                                                                             ---------        ---------        ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...............................   $ 482,025        $ 487,078        $ 637,742
                                                                             =========        =========        =========

The accompanying notes are an integral part of these consolidated financial statements.

Watts Industries, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Amounts in thousands, except share information)

                                                                                           Class A                   Class B
                                                                                        Common Stock              Common Stock
                                                                                 --------------------------------------------------
                                                                                     Shares       Amount       Shares       Amount
                                                                                 ---------------------------------------------------
Balance at June 30, 1997 .......................................................   15,797,460    $   1,580   11,215,627    $  1,121
      Comprehensive income:
            Net income .........................................................
            Cumulative translation adjustment ..................................

                  Comprehensive income .........................................

      Shares of Class B Common Stock converted to Class A Common Stock .........      918,800           91     (918,800)        (91)
      Shares of Class A Common Stock issued upon the exercise of stock options..      153,400           16
      Shares of Class A Common Stock exchanged upon the exercise of
            stock options and retired ..........................................      (10,633)          (1)
      Purchase of treasury stock, 100,000 shares @ cost ........................
      Net change in restricted stock units .....................................
      Common Stock dividends ...................................................
                                                                                 ---------------------------------------------------
Balance at June 30, 1998 .......................................................   16,859,027        1,686   10,296,827       1,030
      Comprehensive income:
            Net income .........................................................
            Cumulative translation adjustment ..................................

                  Comprehensive income .........................................

      Shares of Class B Common Stock converted to Class A Common Stock .........       11,580            1      (11,580)         (1)
      Shares of Class A Common Stock issued upon the exercise of stock options..        3,700            1
      Purchase of treasury stock, 615,000 shares @ cost ........................
      Retirement of treasury stock .............................................     (715,500)         (72)
      Net change in restricted stock units .....................................
      Common Stock dividends ...................................................
                                                                                 ---------------------------------------------------
Balance at June 30, 1999 .......................................................   16,158,807        1,616   10,285,247       1,029
      Comprehensive income:
            Net income .........................................................
            Cumulative translation adjustment ..................................

                  Comprehensive income .........................................

      Shares of Class B Common Stock converted to Class A Common Stock .........      800,000           80     (800,000)        (80)
      Shares of Class A Common Stock issued upon the exercise
            of stock options ...................................................       29,700            3
      Purchase of treasury stock, 100,000 shares @ cost ........................
      Retirement of treasury stock .............................................     (100,000)         (10)
      Net change in restricted stock units .....................................
      Spin off of Industrial, Oil and Gas Group ................................
      Common Stock dividends ...................................................
                                                                                 ---------------------------------------------------
Balance at December 31, 1999 ...................................................   16,888,507        1,689    9,485,247         949
      Comprehensive income:
            Net income .........................................................
            Cumulative translation adjustment ..................................

                  Comprehensive income .........................................

      Shares of Class B Common Stock converted to Class A Common Stock .........      250,023           25     (250,023)        (25)
      Shares of Class A Common Stock issued upon the exercise of stock options..       39,609            4
      Purchase of treasury stock, 10,000 shares @ cost .........................
      Retirement of treasury stock .............................................      (10,000)          (1)
      Net change in restricted stock units .....................................       57,826            6
      Common Stock dividends ...................................................
                                                                                 ---------------------------------------------------
Balance at December 31, 2000 ...................................................   17,225,965    $   1,723    9,235,224    $    924
                                                                                 ===================================================

                                                                                                                 Accumulated
                                                                                     Additional                    Other
                                                                                       Paid-In     Retained     Comprehensive
                                                                                       Capital     Earnings        Income
                                                                                    ---------------------------------------------
Balance at June 30, 1997 .........................................................     $44,643     $293,170       ($ 6,875)
      Comprehensive income:
            Net income ...........................................................                   53,369
            Cumulative translation adjustment ....................................                                  (4,455)

                  Comprehensive income ...........................................

      Shares of Class B Common Stock converted to Class A Common Stock ...........
      Shares of Class A Common Stock issued upon the exercise of stock options....       2,998
      Shares of Class A Common Stock exchanged upon the exercise of
            stock options and retired ............................................        (265)
      Purchase of treasury stock, 100,000 shares @ cost ..........................
      Net change in restricted stock units .......................................         271
      Common Stock dividends .....................................................                   (8,974)
                                                                                    ---------------------------------------------
Balance at June 30, 1998 .........................................................      47,647      337,565        (11,330)
      Comprehensive income:
            Net income ...........................................................                   35,956
            Cumulative translation adjustment ....................................                                  (3,818)

                  Comprehensive income ...........................................

      Shares of Class B Common Stock converted to Class A Common Stock ...........
      Shares of Class A Common Stock issued upon the exercise of stock options....          60
      Purchase of treasury stock, 615,000 shares @ cost ..........................
      Retirement of treasury stock ...............................................     (11,926)
      Net change in restricted stock units .......................................         288
      Common Stock dividends .....................................................                   (9,432)
                                                                                    ---------------------------------------------
Balance at June 30, 1999 .........................................................      36,069      364,089        (15,148)
      Comprehensive income:
            Net income ...........................................................                   15,242
            Cumulative translation adjustment ....................................                                     (51)

                  Comprehensive income ...........................................

      Shares of Class B Common Stock converted to Class A Common Stock ...........
      Shares of Class A Common Stock issued upon the exercise
            of stock options .....................................................         511
      Purchase of treasury stock, 100,000 shares @ cost ..........................
      Retirement of treasury stock ...............................................      (1,295)
      Net change in restricted stock units .......................................          45
      Spin off of Industrial, Oil and Gas Group ..................................                 (177,942)
      Common Stock dividends .....................................................                   (4,656)
                                                                                    ---------------------------------------------
Balance at December 31, 1999 .....................................................      35,330      196,733        (15,199)
      Comprehensive income:
            Net income ...........................................................                   24,001
            Cumulative translation adjustment ....................................                                  (4,529)

                  Comprehensive income ...........................................

      Shares of Class B Common Stock converted to Class A Common Stock ...........
      Shares of Class A Common Stock issued upon the exercise of stock options....         309
      Purchase of treasury stock, 10,000 shares @ cost ...........................
      Retirement of treasury stock ...............................................        (104)
      Net change in restricted stock units .......................................         461
      Common Stock dividends .....................................................                   (7,107)
                                                                                    ---------------------------------------------
Balance at December 31, 2000 .....................................................     $35,996     $213,627       ($19,728)
                                                                                    =============================================


                                                                                                     Total
                                                                                      Treasury    Stockholders'
                                                                                        Stock        Equity
                                                                                    ---------------------------
Balance at June 30, 1997 .........................................................     $    --      $333,639
      Comprehensive income:
            Net income ...........................................................                    53,369
            Cumulative translation adjustment ....................................                    (4,455)
                                                                                                    --------
                  Comprehensive income ...........................................                    48,914
                                                                                                    --------
      Shares of Class B Common Stock converted to Class A Common Stock ...........
      Shares of Class A Common Stock issued upon the exercise of stock options....                     3,014
      Shares of Class A Common Stock exchanged upon the exercise of
            stock options and retired ............................................                      (266)
      Purchase of treasury stock, 100,000 shares @ cost ..........................      (2,583)       (2,583)
      Net change in restricted stock units .......................................                       271
      Common Stock dividends .....................................................                    (8,974)
                                                                                    ------------------------
Balance at June 30, 1998 .........................................................      (2,583)      374,015
      Comprehensive income:
            Net income ...........................................................                    35,956
            Cumulative translation adjustment ....................................                    (3,818)
                                                                                                    --------
                  Comprehensive income ...........................................                    32,138
                                                                                                    --------
      Shares of Class B Common Stock converted to Class A Common Stock ...........
      Shares of Class A Common Stock issued upon the exercise of stock options....                        61
      Purchase of treasury stock, 615,000 shares @ cost ..........................      (9,415)       (9,415)
      Retirement of treasury stock ...............................................      11,998
      Net change in restricted stock units .......................................                       288
      Common Stock dividends .....................................................                    (9,432)
                                                                                    ------------------------
Balance at June 30, 1999 .........................................................          --       387,655
      Comprehensive income:
            Net income ...........................................................                    15,242
            Cumulative translation adjustment ....................................                       (51)
                                                                                                    --------
                  Comprehensive income ...........................................                    15,191
                                                                                                    --------
      Shares of Class B Common Stock converted to Class A Common Stock ...........
      Shares of Class A Common Stock issued upon the exercise
            of stock options .....................................................                       514
      Purchase of treasury stock, 100,000 shares @ cost ..........................      (1,305)       (1,305)
      Retirement of treasury stock ...............................................       1,305
      Net change in restricted stock units .......................................                        45
      Spin off of Industrial, Oil and Gas Group ..................................                  (177,942)
      Common Stock dividends .....................................................                    (4,656)
                                                                                    ------------------------
Balance at December 31, 1999 .....................................................          --       219,502
      Comprehensive income:
            Net income ...........................................................                    24,001
            Cumulative translation adjustment ....................................                    (4,529)
                                                                                                    --------
                  Comprehensive income ...........................................                    19,472
                                                                                                    --------
      Shares of Class B Common Stock converted to Class A Common Stock ...........
      Shares of Class A Common Stock issued upon the exercise of stock options....                       313
      Purchase of treasury stock, 10,000 shares @ cost ...........................        (105)         (105)
      Retirement of treasury stock ...............................................         105
      Net change in restricted stock units .......................................                       467
      Common Stock dividends .....................................................                    (7,107)
                                                                                    ------------------------
Balance at December 31, 2000 .....................................................      $   --      $232,542
                                                                                    ========================

Watts Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts in thousands)

                                                                                                                        For the Six
                                                                         ---------For the Twelve Months Ended---------  Months Ended
                                                                              December 31,        June 30,    June 30,  December 31,
                                                                           2000         1999        1999        1998        1999
                                                                         --------    ---------    --------    --------    --------
                                                                                    (unaudited)
OPERATING ACTIVITIES
      Income from continuing operations ...............................  $ 31,171    $  30,697    $ 29,454    $ 28,123    $ 16,468
      Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
            Depreciation ..............................................    16,963       15,495      14,745      12,908       7,869
            Amortization ..............................................     3,108        2,701       2,711       2,433       1,356
            Deferred income taxes (benefit) ...........................     1,380       (2,983)     (2,823)        884         154
            Gain/Loss on disposal of property, plant and equipment ....       296           18         (19)     (1,152)         23
            Equity in undistributed earnings of affiliates ............      (120)         747         712        (192)        (78)
            Changes in operating assets and liabilities, net of
              effects from business acquisitions and divestures:
                  Accounts receivable .................................    (5,544)      (2,343)       (876)     (2,493)     (5,883)
                  Inventories .........................................     3,648      (13,589)       (532)     (8,959)     (2,830)
                  Prepaid expenses and other assets ...................     5,529       (4,478)     (1,050)        408      (2,456)
                  Accounts payable, accrued expenses and
                    other liabilities .................................     1,323       15,935       5,964       6,275      14,386
                                                                         --------    ---------    --------    --------    --------
         Net cash provided by operating activities ....................    57,754       42,200      48,286      38,235      29,009
                                                                         --------    ---------    --------    --------    --------
INVESTING ACTIVITIES
      Additions to property, plant and equipment ......................   (14,238)     (24,283)    (21,532)    (23,056)    (10,293)
      Proceeds from sale of property, plant and equipment .............       587        2,291       2,337       7,253          --
      Increase in other assets ........................................      (616)        (617)       (415)       (578)       (862)
      Business acquisitions, net of cash acquired .....................    (9,982)     (27,935)    (28,422)     (1,129)         --
                                                                         --------    ---------    --------    --------    --------
         Net cash used in investing activities ........................   (24,249)     (50,544)    (48,032)    (17,510)    (11,155)
                                                                         --------    ---------    --------    --------    --------
FINANCING ACTIVITIES
      Proceeds from long-term borrowings ..............................    71,000      112,453      81,121      68,779      59,089
      Payments of long-term debt ......................................   (92,430)     (77,697)    (47,138)    (85,971)    (49,831)
      Proceeds from exercise of stock options .........................       675          556          61       2,715         556
      Dividends .......................................................    (7,107)      (9,301)     (9,358)     (8,936)     (4,656)
      Purchase and retirement of common stock .........................        --       (6,849)     (9,415)     (2,583)     (1,305)
                                                                         --------    ---------    --------    --------    --------
         Net cash provided by (used in) financing activities ..........   (27,862)      19,162      15,271     (25,996)      3,853
                                                                         --------    ---------    --------    --------    --------
Effect of exchange rate changes on cash and cash equivalents ..........      (496)       1,437       2,620        (207)        302
Net cash used in discontinued operations ..............................    (2,928)     (13,852)    (16,138)     (2,412)    (21,767)
                                                                         --------    ---------    --------    --------    --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ......................     2,219       (1,597)      2,007      (7,890)        242
      Cash and cash equivalents at beginning of year ..................    13,016       14,613      10,767      18,657      12,774
                                                                         --------    ---------    --------    --------    --------
CASH AND CASH EQUIVALENTS AT END OF YEAR ..............................  $ 15,235    $  13,016    $ 12,774    $ 10,767    $ 13,016
                                                                         ========    =========    ========    ========    ========
NON CASH INVESTING AND FINANCING ACTIVITIES
       Acquisition of businesses
          Fair value of assets acquired ...............................  $ 10,826    $  61,303    $ 61,963    $  1,129          --
          Cash paid ...................................................     9,982       27,935      28,422       1,129          --
                                                                         --------    ---------    --------    --------    --------
          Liabilities assumed .........................................       844       33,368      33,541          --          --

The accompanying notes are an integral part of these consolidated financial statements.

Watts Industries, Inc. and Subsidiaries
Notes to Consolidated Statements

(1)   Description of Business

      Watts Industries, Inc. (the Company) designs, manufactures and sells an extensive line of valves for the plumbing and heating and water quality markets located predominately in North America, Europe, and Asia.

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

      Change in Fiscal Year

      Effective July 1, 1999, the Company changed its fiscal year end from June 30 to December 31. Accordingly, the audited financial statements include the results for the twelve month period ended December 31, 2000, ("fiscal 2000") the six month period ended December 31, 1999 ("transition period"), and the prior fiscal years ended June 30, 1999 ("fiscal 1999") and June 30, 1998 ("fiscal 1998"). In addition to the basic audited financial statements and related notes, unaudited financial information for the twelve-month period ended December 31, 1999 and the six month period ended December 31, 1998 have been presented to enhance comparability.

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

      Income Taxes

      Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Watts Industries, Inc. and Subsidiaries
Notes to Consolidated Statements (continued)

      Foreign Currency Translation

      Balance sheet accounts of foreign subsidiaries are translated into United States dollars at fiscal year end exchange rates. Operating accounts are translated at weighted average exchange rates for each period. Net translation gains or losses are adjusted directly to a separate component of stockholders' equity. The Company does not provide for U.S. income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings of foreign subsidiaries.

      Stock Based Compensation

      As allowed under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, the Company accounts for its stock-based employee compensation plans in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees.

      Net Income Per Common Share

      Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding. The calculation of diluted earnings per share assumes the conversion of all dilutive securities (see Note 13).

      Income and number of shares used to compute net earnings per share from continuing operations, basic and assuming full dilution, are reconciled below:

                        Twelve Months Ended                     Six Months Ended
                         December 31, 2000                     December 31, 1999
                ----------------------------------   ----------------------------------
                        (Amounts in thousands, except per share information)
                  Income
                   from                    Per       Income from                Per
                Continuing                Share      Continuing                Share
                Operations     Shares     Amount     Operations     Shares     Amount
                ----------     ------   ----------   ----------     ------   ----------
Basic EPS       $   31,171     26,409   $     1.18   $   16,468     26,453   $     0.62
Dilutive
securities
principally
common
stock options                     142                                  628
                               ------                               ------
Diluted EPS     $   31,171     26,551   $     1.17   $   16,468     27,081   $     0.61
                ==========     ======   ==========   ==========     ======   ==========

                       Twelve Months Ended                   Twelve Months Ended
                          June 30,1999                          June 30,1998
                ----------------------------------   ----------------------------------
                        (Amounts in thousands, except per share information)
                 Income                               Income
                  from                     Per         from                      Per
                Continuing                share      Continuing                 share
                Operations     Shares     amount     Operations     Shares      amount
                ----------     ------   ----------   ----------     ------   ----------
Basic EPS       $   29,454     26,736   $     1.10   $   28,123     27,109   $     1.04
Dilutive
securities
principally
common
stock options                      63                                  314
                               ------                               ------
Diluted EPS     $   29,454     26,799   $     1.10   $   28,123     27,423   $     1.03
                ==========     ======   ==========   ==========     ======   ==========

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

      Shipping and Handling

      Shipping and handling costs included in selling, general and administrative expense amounted to $19,492,000 for the year ended December 31, 2000, $9,053,000 for the six month period ended December 31, 1999, and $17,943,000 and $14,961,000 for the fiscal years ended June 30, 1999 and 1998, respectively.

      Revenue Recognition

      Revenue from sale of products is recognized when goods are shipped and title passes to the customer.

Watts Industries, Inc. and Subsidiaries
Notes to Consolidated Statements (continued)

      Basis of Presentation

      Certain amounts in fiscal years 1999.5, 1999 and 1998 have been reclassified to permit comparison with the 2000 presentation.

      Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      New Accounting Standards

      In June 1998, Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." was issued. The Company adopted SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, on January 1, 2001. The adoption of SFAS No. 133 has not had a material impact on the Company's financial position or overall trends in results of operations and has not resulted in significant changes to its financial risk management practices. However, the adoption of SFAS No. 133 could result in more pronounced quarterly fluctuations in other income and expense.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101. "Revenue Recognition." An amendment in June 2000 delayed the effective date until the fourth quarter of 2000. The adoption of SAB 101 did not have a material impact on the consolidated financial statements.

      In May 2000, the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives." This issue addresses the recognition, measurement and income statement classification for various types of sales incentives, including discounts, coupons, rebates and free products. In November 2000, the EITF revised the transition date such that the Company must adopt EITF 00-14 no later than the second quarter of 2001. The Company will adopt the consensus in the second quarter of 2001 and it is not expected to have a material impact on the Company's financial statements

      In July and September 2000, the EITF reached consensus on Issue No 00-10, "Accounting for Shipping and Handling Fees and Costs." This issue addresses the income statement classification for shipping and handling fees and costs. The Company adopted the consensus in the fourth quarter of 2000. The adoption of EITF Issue No. 00-10 did not have a material impact on the consolidated financial statements.

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

      The historical operating results of CIRCOR are shown, net of tax, as discontinued operations in the consolidated statements of operations. Net assets of discontinued operations in the consolidated balance sheet include those assets and liabilities attributable to the CIRCOR businesses at June 30, 1999. Included in the historical operating results of the discontinued operations is an allocation of the Company's interest expense based on an allocation of the Company's debt to discontinued operations. Income taxes have been allocated to discontinued operations based on their pretax income and calculated on a separate company basis pursuant to the requirements of Statement of Financial Accounting Standards No. 109.

      In September 1996, the Company divested its Municiple Water Group of businesses, which included Henry Pratt, James Jones Company and Edward Barber and Company Ltd. Costs and expenses related to the Municipal Water

Watts Industries, Inc. and Subsidiaries
Notes to Consolidated Statements (continued)

      Group, for fiscal 2000 and 1999 relate to legal and settlement costs associated with the James Jones litigation (see Note 15).

      Condensed operating statement data of the discontinued operations is summarized below:

                                            Twelve Months     Six Months        Twelve Months        Twelve Months
                                                Ended            Ended              Ended                Ended
                                            December 31,     December 31,          June 30,             June 30,
                                                2000             1999                1999                 1998
                                            -------------    ------------       --------------       -------------
                                                                      (in thousands)
      Net sales                              $     --          $ 85,473            $321,711             $287,889
      Costs and expenses:
         Municipal Water Group                 11,950                --               5,000                   --
         CIRCOR                                    --            85,604             299,385              248,161
                                             --------          --------            --------             --------
      Total costs and expenses                 11,950            85,604             304,385              248,161
                                             --------          --------            --------             --------
      Income (loss) before income taxes       (11,950)             (131)             17,326               39,728
      Provision for income taxes               (4,780)            1,095              10,824               14,482
                                             --------          --------            --------             --------
      Income (loss) from discontinued
         operations, net of taxes            $ (7,170)         $ (1,226)           $  6,502             $ 25,246
                                             ========          ========            ========             ========

(4)   Restructuring Activities

      On December 2, 1999, the Company announced a restructuring of its operations in Italy to consolidate the warehousing and manufacturing operations of its existing Italian operation into the facilities of its newly acquired Italian subsidiary, Cazzaniga S.p.A. This restructuring program, which included the termination of 29 employees (primarily manufacturing) was completed during 2000, however, actual cash payments for severance related to terminated employees and lease costs related to vacated facilities will continue for several quarters. Program spending for employee severance and related benefits, lease termination costs and other exit costs did not differ materially from the original estimates.

      Details of the restructuring are as follows:

                                              Initial          Utilized             Utilized
                                             Provision        during 1999         during 2000         Total Program
                                             ---------        -----------         -----------         -------------
                                                                      (in  thousands)
      Severance and related benefits          $ 1,299            $  192              $  678              $ 1,150
      Lease termination costs                     134                --                  56                  134
      Other exit costs                             27                --                  27                   27
                                              -------            ------              ------              -------
         Total                                $ 1,460            $  192              $  761              $ 1,311
                                              =======            ======              ======              =======

(5)   Business Acquisitions

      On August 30, 2000, a wholly owned subsidiary of the Company acquired certain assets of Chiles Power Supply and Bask LLC, located in Springfield, Missouri for approximately $3 million. The acquired business, now operating under the name Watts Heatway, manufactures and distributes a complete line of hydronic and electric radiant heating and snow melting systems. Heatway's annualized sales prior to acquisition were approximately $11 million.

      On May 12, 2000, a wholly owned subsidiary of the Company acquired McCraney, Inc., located in Santa Ana, California for approximately $7 million. McCraney, doing business as Spacemaker, manufactures a complete line of

Watts Industries, Inc. and Subsidiaries
Notes to Consolidated Statements (continued)

      seismic restraint straps for water heaters as well as water heater stands and enclosures. Spacemaker's last twelve months sales were approximately $5 million.

      During 1999, the Company acquired Cazzaniga S.p.A. located in Biassono, Italy for approximately $28 million. Cazzaniga is an integrated manufacturer of plumbing and heating products with annual sales of approximately $35 million.

      During fiscal 1999 and 1998, the Company also acquired several valve companies which were included as part of the industrial, oil and gas businesses that were spun-off into a separate publicly traded company, CIRCOR. The aggregate purchase price of these acquisitions was approximately $118 million.

      All acquisitions have been accounted for under the purchase method of accounting. Their results of operations since acquisition, which have been included in the Company's consolidated financial statements, have not materially affected the consolidated financial position, results of operations or liquidity of the Company.

(6)   Allowance for Doubtful Trade Accounts Receivable

      Activity in the allowance for doubtful trade accounts receivable is a follows:

                                             Twelve Months           Six Months          Twelve Months        Twelve Months
                                                 Ended                 Ended                 Ended                Ended
                                              December 31,          December 31,            June 30,             June 30,
                                                  2000                  1999                  1999                1998
                                             -------------          ------------         -------------        -------------
                                                                              (in thousands)
       Balance at beginning of year            $   6,730             $   7,747             $   6,821             $ 6,236
       Additions, charged to operations            1,211                    87                 1,728               2,201
       Other additions, primarily related
          to acquisitions                             25                    98                   747                  --
       Deductions, losses charged
          to reserves                             (1,352)               (1,202)               (1,549)             (1,616)
                                               ---------             ---------             ---------             -------
       Balance at end of year                  $   6,614             $   6,730             $   7,747             $ 6,821
                                               =========             =========             =========             =======

(7)   Inventories

      Inventories consist of the following:

                                              December 31,          December 31,            June 30,
                                                  2000                  1999                  1999
                                             -------------          ------------         -------------
                                                                   (in thousands)
       Raw materials                           $  35,483             $  37,786             $  35,243
       Work in process                            16,390                13,724                13,720
       Finished goods                             57,078                61,311                61,589
                                               ---------             ---------             ---------
       Balance at end of year                  $ 108,951             $ 112,821             $ 110,552
                                               =========             =========             =========

Watts Industries, Inc. and Subsidiaries
Notes to Consolidated Statements (continued)

(8)   Property, Plant and Equipment

      Property, plant and equipment consists of the following:

                                     December 31,    December 31,      June 30,
                                         2000            1999            1999
                                     ------------    ------------     ---------
                                                   (in thousands)
      Land                            $   8,297       $   7,937       $   7,964
      Buildings and improvements         55,779          56,478          53,867
      Machinery and equipment           131,642         154,490         148,952
      Construction in progress            6,774           7,787           7,932
                                      ---------       ---------       ---------
                                        202,492         226,692         218,715
      Accumulated Depreciation          (76,682)        (96,461)        (89,552)
                                      ---------       ---------       ---------
                                      $ 125,810       $ 130,231       $ 129,163
                                      =========       =========       =========

(9)   Income Taxes

      The significant components of the Company's deferred income tax liabilities and assets are as follows:

                                                     December 31,   December 31,     June 30,
                                                         2000           1999           1999
                                                     ------------   ------------     --------
                                                                   (in thousands)
      Deferred income tax liabilities:
         Excess tax over book depreciation             $ 12,216       $ 11,676       $ 11,386
         Inventory                                           --            772          1,027
         Other                                            3,247          1,182            657
                                                       --------       --------       --------
            Total deferred income tax liabilities        15,463         13,630         13,070
                                                       --------       --------       --------

      Deferred income tax assets:
         Accrued expenses                                11,433         11,868         13,037
         Net operating loss carry forward                 4,102          9,262         10,918
         Other                                            5,705          4,064          3,441
                                                       --------       --------       --------
            Total deferred income tax assets             21,240         25,194         27,396

      Valuation allowance                                  (754)        (5,420)        (6,125)
                                                       --------       --------       --------
            Net deferred income tax assets               20,486         19,774         21,271
                                                       --------       --------       --------
            Net deferred income tax asset              $  5,023       $  6,144       $  8,201
                                                       ========       ========       ========

      The decrease in the valuation allowance during Fiscal 2000 is due to realization of net operating loss carryforward benefits resulting from tax planning strategies undertaken by the Company.

Watts Industries, Inc. and Subsidiaries
Notes to Consolidated Statements (continued)

      The provision for income taxes from continuing operations is based on the following pre-tax income:

                       Twelve Months         Six Months         Twelve Months       Twelve Months
                           Ended                Ended               Ended               Ended
                       December 31,         December 31,          June 30,            June 30,
                           2000                 1999                1999                1998
                       -------------        ------------        -------------       -------------
                                                     (in thousands)
      Domestic           $ 35,565             $ 18,424            $ 33,787            $ 34,609
      Foreign              13,647                6,987              11,136               6,744
                         --------             --------            --------            --------
                         $ 49,212             $ 25,411            $ 44,923            $ 41,353
                         ========             ========            ========            ========

      The provision for income taxes from continuing operations consists of the following:

                                              Twelve Months         Six Months          Twelve Months        Twelve Months
                                                  Ended                Ended                Ended                Ended
                                              December 31,         December 31,           June 30,             June 30,
                                                  2000                 1999                 1999                 1998
                                              -------------        ------------         -------------        -------------
                                                                             (in thousands)
      Current tax expense                       $ 10,294             $  7,177             $ 12,698             $ 10,551
         Federal                                   4,544                1,721                2,820                2,164
         Foreign                                   1,845                  214                  385                1,416
                                                --------             --------             --------             --------
         State                                    16,683                9,112               15,903               14,131
                                                --------             --------             --------             --------

      Deferred tax expense (benefit)               1,554                 (553)                (577)                (129)
         Federal                                    (414)                 450                  212                 (750)
         Foreign                                     218                  (66)                 (69)                 (22)
                                                --------             --------             --------             --------
         State                                     1,358                 (169)                (434)                (901)
                                                --------             --------             --------             --------

                                                $ 18,041             $  8,943             $ 15,469             $ 13,230
                                                ========             ========             ========             ========

      Actual income taxes reported from continuing operations are different than would have been computed by applying the federal statutory tax rate to income from continuing operations before income taxes. The reasons for this difference are as follows:

                                                  Twelve Months         Six Months          Twelve Months        Twelve Months
                                                      Ended                Ended                Ended                Ended
                                                  December 31,         December 31,           June 30,             June 30,
                                                      2000                 1999                 1999                 1998
                                                  -------------        ------------         -------------        -------------
                                                                                (in thousands)
      Computed expected federal
         income expense (benefit)                   $ 17,224             $  8,894             $ 15,723             $ 14,474
      State income taxes, net of federal
         tax benefit                                   1,341                   96                  366                1,614
      Goodwill Amortization                              714                  342                1,058                  714
      Foreign tax rate and
         regulation differential                        (646)                (205)                (664)              (1,830)
      Other, net                                        (592)                (184)              (1,014)              (1,742)
                                                    --------             --------             --------             --------
                                                    $ 18,041             $  8,943             $ 15,469             $ 13,230
                                                    ========             ========             ========             ========

Watts Industries, Inc. and Subsidiaries
Notes to Consolidated Statements (continued)

      At December 31, 2000, the Company has foreign net operating loss carryforwards of $10.8 million for income tax purposes. $10.6 million of the foreign net operating losses can be carried forward indefinitely, with the remainder expiring in fiscal years 2001 through 2003. Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $57 million at December 31, 2000, and $43 million at December 31, 1999, $45 million at June 30, 1999 and $33 million at June 30, 1998, respectively. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been recorded thereon. Upon distribution of those earnings, in the form of dividends or otherwise, the Company will be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of U.S. income tax liability that would be incurred is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce some portion of any U.S. income tax liability. Withholding taxes of approximately $2.9 million would be payable upon remittance of all previously unremitted earnings at December 31, 2000.

      The Company made income tax payments of $18.4 million for the fiscal year ended December 31, 2000, $11.2 million for the six month period ended December 31, 1999 and $24.8 million for the fiscal year ended June 30, 1999 and $17.2 million for the fiscal year ended June 30, 1998.

(10)  Accrued Expenses and Other Liabilities

      Accrued expenses and other liabilities consist of the following:

                                                        December 31,        December 31,           June 30,
                                                            2000                1999                 1999
                                                        ------------        ------------           --------
                                                                           (in thousands)
      Commissions and sales incentives payable            $ 11,261            $  9,734             $ 11,401
      Accrued insurance costs                               11,434              11,217               10,801
      Net Pension Liability                                  3,668               3,870                4,467
      Other                                                 18,549              20,415               17,835
      Income Taxes Payable                                   5,217                (390)                (661)
      Accrued legal/settlement                               8,959               3,783                5,000
                                                          --------            --------             --------

                                                          $ 59,088            $ 48,629             $ 48,843
                                                          ========            ========             ========

Watts Industries, Inc. and Subsidiaries
Notes to Consolidated Statements (continued)

(11)  Financing Arrangements

      Long-term debt consists of the following:

                                                                         December 31,        December 31,            June 30,
                                                                             2000                1999                  1999
                                                                         ------------        ------------            --------
                                                                                            (in thousands)
      8-3/8%, debentures due December 2003                                $  75,000            $  75,000            $  75,000
      Revolving line of credit facility, accruing interest
      at a variable rate(7.18%, 5.37% and 6.79% at
      December 31, 2000, December 31, 1999
      and June 30,1999, respectively)
      of either Eurodollar rate plus .185%,
      Prime Rate or a competitive money market rate to
      be specified by the Lender, and expiring March 2003                     5,000               22,000              104,000

      23.6 million Euro line of Credit, accruing interest at a
      variable rate of EURIBOR plus .75% (4.3% at
      December 31, 2000), and expiring September 2004                        17,837               22,134               20,223

      Industrial Revenue Bonds, maturing September 2002
      accruing interest at a variable rate based on weekly
      tax-exempt interest rates (5.20%, 4.07%, and 3.96%
      at December 31,2000, December 31, 1999
      and June 30, 1999, respectively)                                        5,000                5,000                5,000

      Other (at interest rates ranging from 4.4% to 11.3%)                    3,781                5,540               13,740

      Allocation to discontinued operations                                      --                   --              (96,997)
                                                                          ---------            ---------            ---------
                                                                            106,618              129,674              120,966
      Less: current portion                                                   1,241                5,683                2,050
                                                                          ---------            ---------            ---------
                                                                          $ 105,377            $ 123,991            $ 118,916
                                                                          =========            =========            =========

      Coincident to the Distribution Date for the spin-off transaction, the Company received $96.0 million in cash from CIRCOR as repayment of inter-company loans and advances from the Company. This amount was based on a formula that allocated borrowings between the Company and CIRCOR based on their relative levels of business acquisition activity. Based on this methodology, borrowings amounting to approximately $97.0 million were allocated to discontinued operations at June 30, 1999.

      Principal payments during each of the next five fiscal years are due as follows (in thousands): 2001 - $1,241; 2002 - $9,341; 2003 - $80,017; and
      2004 - $14,662 and 2205 - $17. Interest paid for all periods presented in the accompanying consolidated financial statements approximates interest expense.

      Certain of the Company's loan agreements contain covenants that require, among other items, the maintenance of certain financial ratios, and limit the Company's ability to enter into secured borrowing arrangements.

(12)  Common Stock

      Since fiscal 1997, the Company's Board of Directors has authorized the repurchase of 4,380,200 shares of the Company's common stock in the open market and through private purchases. Since the inception of this repurchase program, 3,605,700 shares of the Company's common stock have been repurchased and retired.

      The Class A Common Stock and Class B Common Stock have equal dividend and liquidation rights. Each share of the Company's Class A Common Stock is entitled to one vote on all matters submitted to stockholders and each share of Class B Common Stock is entitled to ten votes on all such matters. Shares of Class B Common Stock are convertible into shares of Class A Common Stock, on a one-to-one basis, at the option of the holder. The Company has reserved a total of 5,925,664 shares of Class A Common Stock for issuance under its stock-based compensation plans and 9,235,224 shares for conversion of Class B Stock to Class A Common Stock.

Watts Industries, Inc. and Subsidiaries
Notes to Consolidated Statements (continued)

(13)  Stock-Based Compensation

      The Company has several stock option plans under which key employees and outside directors have been granted incentive (ISOs) and nonqualified
      (NSOs) options to purchase the Company's Class A common stock. Generally, options become exercisable over a five-year period at the rate of 20% per year and expire ten years after the date of grant. ISOs and NSOs granted under the plans have exercise prices of not less than 100% and 50% of the fair market value of the common stock on the date of grant, respectively. At December 31, 2000; 3,212,019 shares of Class A common stock were authorized for future grants of options under the Company's stock option plans.

      The following is a summary of stock option activity and related information:

                                         Twelve Months Ended     Six Months Ended      Twelve Months Ended     Twelve Months Ended
                                          December 31, 2000      December 31, 1999        June 30, 1999           June 30, 1998
                                         -------------------    -------------------    -------------------    ----------------------
                                                    Weighted               Weighted               Weighted                  Weighted
                                                     average                average               average                   average
           (Options in thousands)                   exercise               exercise               exercise                  exercise
                                         Options      price     Options      price     Options    price(b)    Option        price(b)
                                         -------    --------    -------    --------    -------    --------    ------        --------
      Outstanding at beginning of year    1,960      $13.25      1,481      $13.38      1,362      $12.93      1,348         $13.58
      Granted                               208       11.68        178       12.34        201       11.87        284          16.24
      Canceled                             (415)      13.79         (9)      11.17        (78)      13.82       (117)         13.39
      Exercised                             (39)       8.55        (30)      13.50         (4)      10.59       (153)(c)      12.56
      Spin-off related conversion
         to CIRCOR options(a)                --          --       (358)      11.17         --          --         --             --
      Spin-off related modification
         of Watts options(b)                 --          --        698          --         --          --         --             --
                                         ------      ------     ------      ------     ------      ------     ------         ------

      Outstanding at end of year          1,714      $13.03      1,960      $13.25      1,481      $13.38      1,362         $12.93
                                         ======      ======     ======      ======     ======      ======     ======         ======

      Exercisable at end of year          1,103      $13.31      1,244      $13.36        808      $13.26        619         $13.18
                                         ======      ======     ======      ======     ======      ======     ======         ======

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

            (c) Includes 13,100 options in 1998 exercised in exchange for 10,633 shares of Class A common shares which were contributed to Treasury and subsequently retired.

      The following table summarizes information about options outstanding at December 31, 2000:

                                                   Options Outstanding                        Options Exercisable
                                    ---------------------------------------------         ---------------------------
                                                        Weighted
                                                         average         Weighted                            Weighted
      (Options in thousands)                            remaining         average                             average
                                      Number           contractual       exercise           Number           exercise
      Range of Exercise Prices      outstanding        life (years)        price          exercisable          price
      ------------------------      -----------        ------------      --------         -----------        --------
      $6.90 - $7.36                        5               0.3            $ 7.35                 5            $ 7.35
      $9.20 - $10.59                     265               6.0             10.58               220             10.58
      $10.72 - $12.44                    774               7.1             11.83               289             11.43
      $14.29 - $16.40                    670               4.4             15.43               589             15.30
                                       -----                                                 -----
                                       1,714               4.4             13.03             1,103             13.31
                                       =====                                                 =====

Watts Industries, Inc. and Subsidiaries
Notes to Consolidated Statements (continued)

      The Company has a Management Stock Purchase Plan that allows for the granting of Restricted Stock Units (RSUs) to key employees to purchase up to 1,000,000 shares of Class A common stock at 67% of the fair market value on the date of grant. RSUs vest annually over a three-year period from the date of grant. The difference between the RSU price and fair market value at the date of award is amortized to compensation expense ratably over the vesting period. At December 31, 2000, 244,000 RSUs were outstanding. Dividends declared for RSUs that remain unpaid at December 31, 2000 total $78,000.

      Pro forma information regarding net income and net income per share is required by SFAS No. 123 for awards granted after June 30, 1995 as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS 123. The weighted average grant date fair value of options granted are $2.02 at December 31, 2000 and $3.04, $2.47, $3.50 at December 31, 1999 and June 30, 1999 and 1998, respectively. The fair value of the Company's stock-based awards to employees was estimated using a Black-Scholes option pricing model and the following assumptions:

                                               Twelve months       Six months       Twelve Months    Twelve Months
                                                   Ended             Ended              Ended            Ended
                                                December 31,      December 31,        June 30,          June 30,
                                                    2000              1999              1999              1998
                                               -------------      ------------      -------------    -------------
      Expected life (years)                          5.0               5.0               5.0               5.0
      Expected stock price volatility               15.0%             15.0%             15.0%             15.0%

      Expected dividend yield                        2.3%              1.4%              1.9%              1.3%
      Risk-free interest rate                       4.93%             6.77%             5.92%             5.54%

      The Company's pro forma information follows:

                                        Twelve months        Six months        Twelve Months     Twelve Months
                                            Ended              Ended              Ended              Ended
                                         December 31,       December 31,         June 30,           June 30,
                                             2000               1999               1999               1998
                                        -------------       ------------       -------------     -------------
                                                     (in thousands, except per share information)
      Net income - as reported             $24,001            $15,242            $35,956            $53,369
      Net income - pro forma                23,313             14,835             34,863             52,443
      Basic EPS - as reported                 0.91               0.57               1.34               1.97
      Basic EPS - pro forma                   0.88               0.56               1.30               1.93
      Diluted EPS - as reported               0.90               0.56               1.34               1.95
      Diluted EPS - pro forma                 0.88               0.55               1.30               1.91

(14)  Employee Benefit Plans

      The Company sponsors defined benefit pension plans covering substantially all of its domestic employees. Benefits are based primarily on years of service and employees' compensation. The funding policy of the Company for these plans is to contribute annually the maximum amount that can be deducted for federal income tax purposes. Additionally, substantially all of the Company's domestic employees are eligible to participate in a 401(k) savings plan. Under this plan, the Company matches a specified percentage of employee contributions, subject to certain limitations.

Watts Industries, Inc. and Subsidiaries
Notes to Consolidated Statements (continued)

      The components of benefit expense are as follows:

                                                    Twelve Months        Six Months         Twelve Months       Twelve Months
                                                        Ended              Ended                Ended               Ended
                                                     December 31,       December 31,           June 30,            June 30,
                                                         2000               1999                 1999                1998
                                                    -------------       ------------        -------------       -------------
      Components of net benefit expense                                          (in thousands)
      Service cost - benefits earned                   $ 1,314             $   631             $ 1,485             $   953
      Interest costs on benefits obligation              2,371               1,131               2,220               2,081
      Estimated return on assets                        (2,931)             (1,358)             (2,686)             (1,970)
                                                       -------             -------             -------             -------
                                                           754                 404               1,019               1,064
      Net amortization /deferral                          (271)                 78                 215                 222
                                                       -------             -------             -------             -------
         Total benefit expense                         $   483             $   482             $ 1,234             $ 1,286
                                                       =======             =======             =======             =======

      The funded status of the defined benefit plan and amounts recognized in the balance sheet follow:

                                                         December 31,    December 31,    June 30,
                                                             2000           1999           1999
                                                         ------------    ------------    --------
      Change in projected benefit obligation                            (in thousands)
      Balance at beginning of period                       $ 30,088       $ 33,520       $ 31,786
      Service cost                                            1,314            631          1,485
      Interest cost                                           2,371          1,131          2,220
      Actuarial (gain)/loss                                  (1,068)        (4,288)          (903)
      Amendments/curtailments                                   181             --             --
      Benefits paid                                          (1,083)          (906)        (1,068)
                                                           --------       --------       --------
           Balance at end of period                          31,803         30,088         33,520
                                                           ========       ========       ========

      Change in fair value of plan assets
      Balance at beginning of period                         33,228         29,787         29,446
      Actual return on assets                                 1,376          4,343            933
      Employer contributions                                    422              4            476
      Benefits paid                                          (1,083)          (906)        (1,068)
                                                           --------       --------       --------
           Fair value of plan assets at end of period        33,943         33,228         29,787
                                                           ========       ========       ========

      Plan assets in excess of (less than) benefit
           obligation                                         2,141          3,140         (3,733)
      Unrecognized transition obligation                       (911)        (2,384)        (1,322)
      Unrecognized prior service costs                        1,192          2,340          1,388
      Unrecognized net actuarial gain/(loss)                 (5,895)        (9,429)         1,604
                                                           --------       --------       --------
           Net accrued benefit costs                       $ (3,473)      $ (6,333)      $ (2,063)
                                                           ========       ========       ========
      Accrued benefit liability                                (443)           (18)          (446)
           Intangible asset                                     443             18            446

      The weighted average assumptions used in determining the obligations of pension benefit plans are shown below:

                                                December 31,       December 31,        June 30,         June 30,
                                                    2000               1999              1999             1998
                                                ------------       ------------        --------         --------
      Discount rate                                 8.00%              7.75%             7.00%            7.00%
      Expected return on plan assets                9.00%              9.00%             9.00%            9.00%
      Rate of compensation increase                 5.00%              5.00%             5.00%            5.00%

Watts Industries, Inc. and Subsidiaries
Notes to Consolidated Statements (continued)

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

(15)  Contingencies and Environmental Remediation

      Contingencies

      In April 1998, the Company became aware of a complaint that was filed under seal in the State of California alleging violations of the California False Claims Act. The complaint alleges that a former subsidiary of the Company (James Jones Company) sold products utilized in municipal water systems that failed to meet contractually specified standards and falsely certified that such standards had been met. The complaint further alleges that the municipal entities have suffered tens of millions of dollars in damages as a result of defective products and seeks treble damages, reimbursement of legal costs and penalties.

      During the quarter ended December 31, 2000, the Company made an offer to settle all of the claims of the Los Angeles Department of Water and Power in the James Jones case (Los Angeles Department of Water and Power, ex rel. Nora Amenta v. James Jones Company, et al). The Los Angeles Department of Water and Power has indicated that it views this offer favorably and that it intends to seek its approval. On January 19, 2001 the California False Claims Act claims filed by the City of Pomona were dismissed. The Company expects the City of Pomona to file for appellate review of this order, and the Company is currently unable to predict the outcome of any appeal. On the present record, the vast majority of the other cities named in this lawsuit are subject to a legal challenge similar to that which resulted in the dismissal of Pomona's False Claims Act case. As a result of these developments and management's current assessment of the case, the Company recorded a charge of $7,170,000 after tax in the quarter ended December 31, 2000 which represents the Company's current estimate of the cost to bring the entire case to resolution. This charge is reported as loss from discontinued operations. While this charge represents the after tax impact of the Company's current estimate based on all available information, litigation is inherently uncertain and the actual liability to the Company to fully resolve the litigation could be materially higher than this estimate.

      Environmental Remediation

      The Company has been named a potentially responsible party with respect to a limited number of identified contaminated sites. The level of contamination varies significantly from site to site as do the related levels of remediation efforts. Environmental liabilities are recorded based on the most probable cost, if known, or on the estimated minimum cost of remediation. The Company's accrued estimated environmental liabilities are based on assumptions, which are subject to a number of factors and uncertainties. Circumstances which can affect the reliability and precision of these estimates include identification of additional sites, environmental regulations, level of cleanup required, technologies available, number and financial condition of other contributors to remediation and the time period over which remediation may occur. The Company recognizes changes in estimates as new remediation requirements are defined or as new information becomes available. The Company estimates that its accrued environmental remediation liabilities will likely be paid over the next five to ten years.

Watts Industries, Inc. and Subsidiaries
Notes to Consolidated Statements (continued)

(16)  Financial Instruments

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

      The fair value of the Company's 8-3/8% notes, due December 2003, is based on quoted market prices. The fair value of the Company's variable rate debt approximates its carrying value. The carrying amount and the estimated fair market value of the Company's long-term debt, including the current portion, are as follows:

                                December 31,       December 31,        June 30,
                                    2000               1999              1999
                                ------------       ------------       ---------
                                                 (in thousands)
      Carrying amount            $ 106,618          $ 129,674         $ 217,963
      Estimated fair value       $ 109,768          $ 131,452         $ 222,441

      Derivative Instruments

      The Company uses foreign currency forward exchange contracts to reduce the impact of currency fluctuations on certain anticipated intercompany purchase transactions that are expected to occur within the fiscal year and certain other foreign currency transactions. Related gains and losses are recognized when the contracts expire, which is generally in the same period as the underlying foreign currency denominated transaction. These contracts do not subject the Company to significant market risk from exchange movement because they offset gains and losses on the related foreign currency denominated transactions. At June 30, 1999, the Company had forward contracts to buy foreign currencies with a notional value $9.0 million and a fair market value (loss) of ($0.6) million. These contracts were transferred to CIRCOR as part of the spin-off transaction. At December 31, 2000 and 1999, the Company had no outstanding forward contracts to buy foreign currencies.

      The Company uses commodity futures contracts to fix the price on a certain portion of certain raw materials used in the manufacturing process. These contracts highly correlate to the actual purchases of the commodity and the contract values are reflected in the cost of the commodity as it is actually purchased. At June 30, 1999, the Company had outstanding contracts with a notional value of $3.5 million and a fair value of $0.2 million. In December 1999, these contacts were sold and the Company realized a gain of approximately $0.5 million. This gain was deferred at December 31, 1999 and was off-set against the costs of January and February 2000 raw material purchases, hedged in the original transaction. There were no commodity contracts outstanding at December 31, 2000 and 1999.

      The Company also enters into derivative contracts that convert specific variable rate borrowings into fixed rate debt instruments. At December 31, 2000, the Company had an outstanding interest rate swap that converted 20 million Euro of the borrowings under variable rate EURO Line of Credit to a fixed rate borrowings at 4.3%. This swap agreement expires in September 2002 and has a fair value of $ 0.2 million at December 31, 2000.

Watts Industries, Inc. and Subsidiaries
Notes to Consolidated Statements (continued)

(17)  Segment Information

      The following table presents certain operating segment information:

                                               North                                   Corporate/
                                              America        Europe         Asia          Other      Consolidated
                                              --------      --------      --------     ----------    ------------
      Twelve Months Ended                                             (in thousands)
      December 31, 2000
      Net Sales                               $400,384      $103,085      $ 12,631      $     --       $516,100
      Operating income                          55,661        13,225           882        (9,781)        59,987
      Identifiable assets                      332,621       125,213        24,191            --        482,025
      Capital expenditures                      11,466         2,558           214            --         14,238
      Depreciation and amortization             14,229         5,185           657            --         20,071

      Six Months Ended December 31, 1999

      Net Sales                               $192,975      $ 58,934      $  9,110      $     --       $261,019
      Operating income                          27,793         7,252           731        (6,218)        29,558
      Identifiable assets                      327,431       136,246        23,401            --        487,078
      Capital expenditures                       8,764         1,396           133            --         10,293
      Depreciation and amortization              6,373         2,537           315            --          9,225

      Twelve Months Ended June 30, 1999

      Net Sales                               $372,220      $ 92,631      $ 13,018      $     --       $477,869
      Operating income                          54,094        11,228         1,608       (15,092)        51,838
      Identifiable assets                      481,648       133,720        22,374            --        637,742
      Capital expenditures                      17,987         3,471            74            --         21,532
      Depreciation and amortization             12,851         3,921           684            --         17,456

      Twelve Months Ended June 30, 1998

      Net Sales                               $348,004      $ 82,837      $ 13,894      $     --       $444,735
      Operating income                          51,456         8,258         1,984       (14,627)        47,071
      Identifiable assets                      441,714        87,463        23,719            --        552,896
      Capital expenditures                      19,839         2,621           596            --         23,056
      Depreciation and amortization             11,491         3,182           668            --         15,341

      Each operating segment is individually managed and has separate financial results that are reviewed by the Company's chief operating decision-maker.

      All intercompany transactions have been eliminated, and intersegment revenues are not significant.

Watts Industries, Inc. and Subsidiaries
Notes to Consolidated Statements (continued)

(18)  Quarterly Financial Information (unaudited)

                                                        First           Second            Third            Fourth
                                                       Quarter          Quarter          Quarter           Quarter
                                                      --------         --------          --------         --------
                                                              (in thousands, except per share information)
      Twelve Months ended December 31, 2000:
           Net sales                                  $131,651         $131,184          $125,656         $127,609
           Gross profit                                 47,374           47,229            45,856           44,845
           Net income from continuing operations         7,940            8,027             7,670            7,534
           Net income                                    7,940            8,027             7,670              364
           Per common share:
             Basic
             Income from continuing operations             .30              .30               .29              .28
             Net income                                    .30              .30               .29              .01
           Diluted
             Income from continuing operations             .30              .30               .29              .28
             Net income                                    .30              .30               .29              .01
        Dividends per common share                       .0875            .0600             .0600            .0600

      Six months ended December 31, 1999:
           Net sales                                  $131,375         $129,644
           Gross profit                                 47,940           47,226
           Net income from continuing operations         9,042            7,426
           Net income                                    8,297            6,945
           Per common share:
             Basic
             Income from continuing operations             .34              .28
             Net income                                    .31              .26
           Diluted
             Income from continuing operations             .34              .28
             Net income                                    .31              .26
        Dividends per common share                       .0875            .0875

      Twelve Months ended June 30, 1999:
           Net sales                                  $114,007         $115,225          $117,855         $130,782
           Gross profit                                 41,824           41,748            42,771           48,781
           Net income from continuing operations         7,893            7,332             6,905            7,324
           Net income                                   12,388           11,256             6,905            5,407
           Per common share:
             Basic
             Income from continuing operations             .29              .27               .26              .27
             Net income                                    .46              .42               .26              .20
           Diluted
             Income from continuing operations             .29              .27               .26              .27
             Net income                                    .46              .42               .26              .20
        Dividends per common share                       .0875            .0875             .0875            .0875

      Twelve Months ended June 30, 1998:
           Net sales                                  $112,495         $112,498          $108,802         $110,940
           Gross profit                                 41,819           41,150            39,664           39,950
           Net income from continuing operations         7,326            7,613             7,259            5,925
           Net income                                   13,620           13,609            14,041           12,099
           Per common share:
             Basic
             Income from continuing operations             .27              .28               .27              .22
             Net income                                    .50              .50               .52              .45
           Diluted
             Income from continuing operations             .27              .28               .26              .22
             Net income                                    .50              .50               .51              .44
        Dividends per common share                       .0775            .0775             .0875            .0875

Watts Industries, Inc. and Subsidiaries
Notes to Consolidated Statements (continued)

(19)  Subsequent Events

      On January 5, 2001, the Company acquired Dumser Metallbau GmbH & Co. KG located in Landau, Germany for approximately $22 million. The main products of Dumser are brass, steel, and stainless steel manifolds used as the prime distribution device in hydronic heating systems. Dumser had approximately $24 million (U.S.) in total sales for the twelve months ended December 31, 2000. Dumser has a 51% controlling share of Stern Rubunetti, a $4 million Italian manufacturing company producing brass components located in Brescia, Italy. This acquisition is accounted for under the purchase method of accounting.

Exhibit Index

Exhibit   Description
-------   -----------

10.23    Amendment No. 2 to Watts Industries, Inc. Management Stock Purchase
         Plan

   21    Direct and Indirect Subsidiaries of Watts Industries, Inc.

   23    Consent of KPMG LLP.