Form 10-Q
period 2001-03-31
WATTS INDUSTRIES INC
filed 2001-05-11
CIK 795403

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2001

                                       or

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                             Outstanding at April 30, 2001
            -----                             -----------------------------

Class A Common, $.10 par value                                   17,457,498

Class B Common, $.10 par value                                    9,035,224

                     WATTS INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX

Part I.  Financial Information                                            Page #
         ---------------------                                            ------

         Item 1.  Financial Statements

                   Consolidated Balance Sheets at March 31, 2001 and
                   December 31, 2000                                           3

                   Consolidated Statements of Income for
                   The Three Months Ended March 31, 2001 and 2000              4

                   Consolidated Statements of Cash Flows
                   for the Three  Months Ended March 31, 2001 and 2000         5

                   Notes to Consolidated Financial Statements               6-10

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                     10-15

Part II.  Other Information

         Item 1.   Legal Proceedings                                       15-17

         Item 6.   Exhibits and Reports on Form 8-K                           17

         Signatures                                                           18

         Exhibit Index                                                        19

                     WATTS INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (Thousands, except share amounts)

                                                                            (Unaudited)
                                                                             March 31,       Dec. 31,
ASSETS                                                                         2001            2000
                                                                           ------------   ------------
CURRENT ASSETS:
     Cash and cash equivalents                                             $     11,801   $     15,235
     Trade accounts receivable, less allowance for doubtful accounts of
        $7,025 at March 31, 2001 and $6,614 at December 31, 2000                 97,614         97,718
     Inventories, net:
        Raw materials                                                            37,668         35,483
        Work in process                                                          17,594         16,390
        Finished goods                                                           61,215         57,078
                                                                           ------------   ------------
           Total Inventories                                                    116,477        108,951
     Prepaid expenses and other assets                                            8,094          6,850
     Deferred income taxes                                                       20,937         20,486
                                                                           ------------   ------------
        Total Current Assets                                                    254,923        249,240
                                                                           ------------   ------------
PROPERTY, PLANT AND EQUIPMENT:
     Property, plant and equipment, at cost                                     207,614        202,492
     Accumulated depreciation                                                   (80,016)       (76,682)
                                                                           ------------   ------------
        Property, plant and equipment, net                                      127,598        125,810
                                                                           ------------   ------------
OTHER ASSETS:
     Goodwill, net of accumulated amortization of $15,428 at
        March 31, 2001 and $14,665 at December 31, 2000                         109,080         98,179
     Other                                                                        9,369          8,796
                                                                           ------------   ------------
TOTAL ASSETS                                                               $    500,970   $    482,025
                                                                           ============   ============


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                      $     39,926   $     39,569
     Accrued expenses and other liabilities                                      59,941         59,088
     Accrued compensation and benefits                                           12,136         12,200
     Current portion of long-term debt                                            1,913          1,241
                                                                           ------------   ------------
        Total Current Liabilities                                               113,916        112,098
                                                                           ------------   ------------
LONG-TERM DEBT, NET OF CURRENT PORTION                                          121,123        105,377
DEFERRED INCOME TAXES                                                            15,282         15,463
OTHER NONCURRENT LIABILITIES                                                      9,789          9,770
MINORITY INTEREST                                                                 7,111          6,775

STOCKHOLDERS' EQUITY:
     Preferred Stock, $.10 par value; 5,000,000 shares authorized;
        no shares issued or outstanding                                              --             --
     Class A Common Stock, $.10 par value; 80,000,000 shares authorized;
        1 vote per share; issued and outstanding: 17,398,035 shares
        at March 31, 2001 and 17,225,965 shares at December 31, 2000              1,740          1,723
     Class B Common Stock, $.10 par value; 25,000,000 shares authorized;
        10 votes per share; issued and outstanding: shares 9,085,224
        at March 31, 2001 and 9,235,224 shares at December 31, 2000                 909            924
     Additional paid-in capital                                                  36,411         35,996
     Retained earnings                                                          219,291        213,627
     Accumulated other comprehensive income                                     (24,602)       (19,728)
                                                                           ------------   ------------
        Total Stockholders' Equity                                              233,749        232,542
                                                                           ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $    500,970   $    482,025
                                                                           ============   ============

See accompanying notes to consolidated financial statements

                     WATTS INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (Thousands, except per share amounts)
                                   (Unaudited)

                                                  Three Months Ended
                                              ---------------------------
                                                March 31,      March 31,
                                                  2001           2000
                                              ------------   ------------
Net sales                                     $    135,925   $    131,651
Cost of goods sold                                  89,261         84,277
                                              ------------   ------------
     GROSS PROFIT                                   46,664         47,374
Selling, general & administrative expenses          32,845         32,061
                                              ------------   ------------
     OPERATING INCOME                               13,819         15,313
                                              ------------   ------------
Other (income) expense:
     Interest income                                  (140)          (178)
     Interest expense                                2,417          2,591
     Other, net                                        201            479
     Minority interest                                  53             (6)
                                              ------------   ------------
                                                     2,531          2,886
                                              ------------   ------------
     INCOME BEFORE INCOME TAXES                     11,288         12,427
Provision for income taxes                           4,015          4,487
                                              ------------   ------------
     NET INCOME                               $      7,273   $      7,940
                                              ============   ============
BASIC EARNINGS PER SHARE
     NET INCOME                               $        .27   $        .30
                                              ============   ============
Weighted average number of shares                   26,464         26,388
                                              ============   ============
DILUTED EARNINGS PER SHARE
     NET INCOME                               $        .27   $        .30
                                              ============   ============
Weighted average number of shares                   26,819         26,700
                                              ============   ============
      Dividends per common share              $      .0600   $      .0875
                                              ============   ============

See accompanying notes to consolidated financial statements.

                     WATTS INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Thousands)
                                   (Unaudited)

                                                                             Three Months Ended
                                                                        ----------------------------
                                                                          March 31,       March 31,
                                                                            2001            2000
                                                                        ------------    ------------
OPERATING ACTIVITIES
     Net income                                                         $      7,273    $      7,940
     Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation                                                           5,066           4,304
        Amortization                                                             863             791
        Deferred income taxes                                                   (336)             61
        Gain on disposal of assets                                                (3)            (35)
        Equity in undistributed earnings (loss) of affiliates                     13             (18)
        Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
           Accounts receivable                                                  (764)         (4,091)
           Inventories                                                        (3,476)         (3,434)
           Prepaid expenses and other assets                                  (1,502)          3,053
           Accounts payable, accrued expenses and other liabilities            1,235          (2,890)
                                                                        ------------    ------------
     Net cash provided by operating activities                                 8,369           5,681
                                                                        ------------    ------------
INVESTING ACTIVITIES
     Additions to property, plant and equipment                               (3,441)         (4,226)
     Proceeds from sale of property, plant and equipment                          95              56
     Business acquisitions, net of cash acquired                             (18,960)             --
     Increase in other assets                                                    (90)           (138)
                                                                        ------------    ------------
     Net cash used in investing activities                                   (22,396)         (4,308)
                                                                        ------------    ------------
FINANCING ACTIVITIES
     Proceeds from long-term borrowings                                       35,362          12,000
     Payments of long-term debt                                              (23,244)         16,381)
     Proceeds from exercise of stock options                                     417             293
     Dividends                                                                (1,609)         (2,313)
                                                                        ------------    ------------
     Net cash provided by (used in) financing activities                      10,926          (6,401)
                                                                        ------------    ------------
Effect of exchange rate changes on cash and cash equivalents                     335            (366)
Net cash used in discontinued operations                                        (668)         (1,088)
                                                                        ------------    ------------
CHANGE IN CASH AND CASH EQUIVALENTS                                           (3,434)         (6,482)
Cash and cash equivalents at beginning of period                              15,235          13,016
                                                                        ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $     11,801    $      6,534
                                                                        ============    ============

NON CASH INVESTING AND FINANCING ACTIVITIES
     Acquisitions of businesses:
           Fair value of assets acquired                                $     28,045    $         --
           Cash Paid                                                          18,960              --
                                                                        ------------    ------------
           Liabilities Assumed                                                 9,085              --

     Change in fair market value of derivatives                         $        160    $         --

See accompanying notes to consolidated financial statements.

WATTS INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

1. In the opinion of management, the accompanying unaudited, consolidated financial statements contain all necessary adjustments, consisting only of adjustments of a normal recurring nature, to present fairly Watts Industries, Inc.'s Consolidated Balance Sheet as of March 31, 2001, its Consolidated Statements of Income for the three months ended March 31, 2001 and 2000, and its Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and 2000.

      The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date. The accounting policies followed by the Company are described in the December 31, 2000 financial statements which are contained in the Company's December 31, 2000 Annual Report on Form 10-K. It is suggested that the financial statements included in this report be read in conjunction with the financial statements and notes included in the December 31, 2000 Annual Report on Form 10-K.

2. The Company's shipping and handling costs included in selling general and administrative expense amounted to $5,526,000 and $4,724,000 for the three months ended March 31, 2001 and 2000 respectively.

3. The Company adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), as amended by SFAS No. 137 and SFAS No. 138, on January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires the recognition of all derivative instruments as assets or liabilities in the Company's balance sheet and measurement of those instruments at fair value. The adoption of SFAS No. 133 on January 1, 2001 did not have a material effect on assets, liabilities, accumulated other comprehensive income or net income.

      In the normal course of business, we manage risks associated with commodity prices, foreign exchange rates and interest rates through a variety of strategies, including the use of hedging transactions, executed in accordance with our policies. Our hedging transactions include, but are not limited to, the use of various derivative financial and commodity instruments. As a matter of policy, we do not use derivative instruments unless there is an underlying exposure. Any change in the value of our derivative instruments would be substantially offset by an opposite change in the value of the underlying hedged items. We do not use derivative instruments for trading or speculative purposes.

Accounting Policies

      Using qualifying criteria defined in SFAS No. 133, derivative instruments are designated and accounted for as either a hedge of a recognized asset or liability (fair value hedge) or a hedge of a forecasted transaction (cash flow hedge). For a fair value hedge, both the effective and ineffective portions of the change in fair value of the derivative instrument, along with an adjustment to the carrying amount of the hedged item for fair value changes attributable to the hedged risk, are recognized in earnings. For a cash flow hedge, changes in the fair value of the derivative instrument that are highly effective are deferred in accumulated other comprehensive income or loss until the underlying hedged item is recognized in earnings. The ineffective portion of fair value changes on qualifying hedges is recognized in earnings immediately. If a fair value or cash flow hedge were to cease to qualify for hedge accounting or be terminated, it would continue to be carried on the balance sheet at fair value until settled but hedge accounting would be discontinued prospectively. If a forecasted transaction were no longer probable of occurring, amounts previously deferred in accumulated other comprehensive income would be recognized immediately in earnings. On occasion, we may enter into a derivative instrument for which hedge accounting is not required because it is entered into to offset changes in the fair value of an underlying transaction which is required to be recognized in earnings (natural hedge). These instruments are reflected in the Consolidated Balance Sheet at fair value with changes in fair value recognized in earnings.

Foreign Currency Risk

      Certain forecasted transactions, primarily intercompany sales between the United States and Canada, and assets are exposed to foreign currency risk. The Company monitors its foreign currency exposures on an ongoing basis to maximize the overall effectiveness of its foreign currency hedge positions. During the quarter ended March 31, 2001, the Company used foreign currency forward contracts as a means of hedging exposure to foreign currency risks. The Company's foreign currency forwards have been designated and qualify as cash flow hedges under the criteria of SFAS 133. SFAS 133 requires that changes in fair value of derivatives that qualify as cash flow hedges be reorganized in other comprehensive income while the ineffective portion of the derivative's change in fair value be reorganized immediately in earnings. The net gain on these contracts recorded in other comprehensive income during the quarter ended March 31, 2001 was $160,000. The ineffective amounts had no effect on earnings for the quarter.

Interest Rate Risk

      The Company uses interest rate swaps as an economic hedge on forcasted interest costs by converting variable rate debt obligations into fixed rate obligations. The Company's interest rate swaps did not meet the criteria of SFAS 133 to qualify for hedge accounting. SFAS 133 requires that unrealized gains and losses on derivatives not qualifying for hedge accounting be reorganized currently in earnings. During the quarter ended March 31, 2001, the Company recorded a charge of $98,000 to interest expense to reflect the change in the fair value of the interest rate swap.

Other Derivatives

         The Company also utilizes, on a limited basis, certain commodity derivatives, primarily on copper used in its manufacturing process, to hedge the cost of its anticipated production requirements. The Company did not utilize any commodity derivatives during the quarter ended March 31, 2001.

4. The following tables set forth the reconciliation of the calculation of earnings per share:

                                 For the Three Months Ended March 31, 2001
                                 -----------------------------------------
                                   Income           Shares      Per Share
                                 (Numerator)    (Denominator)     Amount
                                 -----------    -------------   ---------
Basic EPS
Net Income                        $7,273,000      26,464,058      $0.27

Effect of Dilutive Securities
Common Stock Equivalents                  --         355,072         --
                                 -----------     -----------    ---------
Diluted EPS                       $7,273,000      26,819,130      $0.27
                                 ===========     ===========    =========

                                 For the Three Months Ended March 31, 2000
                                 -----------------------------------------
                                   Income           Shares      Per Share
                                 (Numerator)    (Denominator)     Amount
                                 -----------    -------------   ---------
Basic EPS
Net Income                        $7,940,000      26,387,795      $0.30

Effect of Dilutive Securities
Common Stock Equivalents                  --         312,220         --
                                 -----------     -----------    ---------
Diluted EPS                       $7,940,000      26,700,015      $0.30
                                 ===========     ===========    =========

Stock options to purchase 519,863 shares and 928,173 shares of common stock were outstanding at March 31, 2001 and 2000, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and therefore, the effect would have been antidilutive.

5. Segment Information - the following table presents certain operating segment information:

                          North                        Corporate/
(Thousands of dollars)   America    Europe     Asia      Other      Consolidated
                         -------    ------     ----      -----      ------------

Three months ended
March 31, 2001:

Net Sales                $102,200   $30,540   $3,185     $ --         $135,925
Operating income           13,396     3,052       70    (2,699)         13,819

Three months ended
March 31, 2000:

Net Sales                 $99,517   $28,720   $3,414     $ --         $131,651
Operating income           14,294     4,117       19    (3,117)         15,313

The above operating segments are presented on a basis consistent with the presentation included in the Company's December 31, 2000 financial statements. There have been no material changes in the identifiable assets of the individual segments since December 31, 2000.

6. Accumulated other comprehensive income in the consolidated balance sheets as of March 31, 2001 and December 31, 2000 consists of cumulative translation adjustments and as of March 31, 2001 changes in the fair value of certain financial instruments which qualify for hedge accounting as required by SFAS
133. The Company's total comprehensive income was as follows:

                                                              Three Months Ended March 31,
                                                               2001                 2000
                                                               ----                 ----
     Net Income                                              $ 7,273              $ 7,940
     Unrealized Gain on Derivative Instruments, Net of Tax       160                   --
     Foreign Currency Translation Adjustments                 (5,034)              (3,098)
                                                             -------              -------

     Total Comprehensive Income                              $ 2,399              $ 4,842
                                                             =======              =======

7. Acquisitions

      On January 5, 2001, the Company acquired Dumser Metallbau GmbH & Co. KG located in Landau, Germany for approximately $20 million. The main products of Dumser include brass, steel, and stainless steel manifolds used as a prime distribution device in hydronic heating systems. Dumser had approximately $24 million (U.S.) in total sales for the twelve months ended December 31, 2000. Dumser has a 51% controlling share of Stern Rubunetti, a $4 million Italian manufacturing company producing brass components located in Brescia, Italy.

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


8. Contingencies

      In April 1998, the Company became aware of a complaint that was filed under seal in the State of California alleging violations of the California False Claims Act. The complaint alleges that a former subsidiary of the Company sold products utilized in municipal water systems which failed to meet contractually specified standards and falsely certified that such standards had been met. The complaint further alleges that the municipal entities have suffered tens of millions of dollars in damages as a result of defective products and seeks treble damages, reimbursement of legal costs and penalties. During the quarter ended December 31, 2000, the Company made an offer to settle all of the claims of the Los Angeles Department of Water and Power in the James Jones case (Los Angeles Department of Water and Power, ex rel. Nora Amenta v. James Jones Company, et al). The Los Angeles Department of Water and Power has indicated that it views this offer favorably and that it intends to seek its approval. On January 19, 2001, the California False Claims Act claims filed by the City of Pomona were dismissed. The City of Pomona has filed for appellate review of this order, and the Company is currently unable to predict the outcome of any appeal. On the present record, the vast majority of the other cities named in this lawsuit are subject to a legal challenge similar to that which resulted in the dismissal of Pomona's False Claims Act case. The Company is vigorously contesting this matter. Other lawsuits and proceedings or claims, arising from the ordinary course of operations, are also pending or threatened against the Company and its subsidiaries.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Three Months Ended March 31, 2001 Compared to
Three Months Ended March 31, 2000

      Net sales for the three months ended March 31, 2001 increased $4,274,000 (3.2%) to $135,925,000 compared to the same period in 2000. The increase in net sales is attributable to the following:

          Internal Growth       ($2,205)      (1.7%)
          Acquisitions            9,508        7.2%
          Foreign Exchange       (3,029)      (2.3%)
                                -------       -----
          Total Change           $4,274        3.2%
                                =======       =====

      The decrease in net sales from internal growth is attributable to decreased unit sales to North American plumbing and heating wholesalers resulting from the continued soft North American housing market, and a reduction in unit sales in Italy. These decreases were partially offset by increased unit sales to the Do-It-Yourself market. The growth in net sales from acquired businesses is due to the inclusion of net sales from Dumser Metalbau GmbH KG, of Landau, Germany, which was acquired on January 5, 2001, the business acquired from Chiles Power Supply and Bask LLC of Springfield, Missouri, now doing business as Watts Heatway, which was acquired on

August 30, 2000 and McCraney, Inc. of Santa Ana, California, doing business as Spacemaker, which was acquired May 12, 2000. The decrease in foreign exchange is due primarily to the Euro's devaluation against the US dollar compared to the same period in 2000.

      Watts monitors its net sales in three geographical segments: North America, Europe and Asia. As outlined below, North America, Europe and Asia accounted for 75.2%, 22.5%, and 2.3% of net sales, respectively, in the three months ended March 31, 2001 compared to 75.6%, 21.8%, and 2.6% respectively in the three months ended March 31, 2000. The Company's net sales in these groups for the three months ended March 31, 2001 and 2000 were as follows:

                               3/31/01           3/31/00        Change
                             -----------    -------------    ----------
        North America          $102,200          $99,517        $2,683
        Europe                   30,540           28,720         1,820
        Asia                      3,185            3,414          (229)
                             -----------    -------------    ----------
        Total                  $135,925         $131,651        $4,274
                             ===========    =============    ==========

      The increase in North America's net sales is due to the Watts Heatway and Spacemaker acquisitions, partially offset by decreased unit sales to plumbing and heating wholesalers and the Canadian dollar's devaluation against the US dollar compared to the same period in 2000. The increase in Europe's net sales is due to the Dumser acquisition, partially offset by decreased unit sales in Italy and the Euro's devaluation against the US dollar. Sales in the European market on a local currency basis were 2.0% below the comparable prior year period. The decrease in Asia's net sales is due to reduced demand in the North American export market.

      Gross profit for the three months decreased $710,000 (1.5%) and decreased as a percentage of net sales from 36.0% to 34.3%. The decrease in gross profit is primarily attributable to decreased net sales to our plumbing and heating wholesalers in North America and Italy. Gross profit percentage reductions are attributable to a less favorable product mix caused by increased unit sales to the Do-It-Yourself market and decreased unit sales to plumbing and heating wholesalers.

      Selling, general and administrative expenses increased $784,000 (2.4%) to $32,845,000. This increase is attributable the inclusion of selling, general, and administrative expenses of Watts Heatway, Spacemaker and Dumser partially offset by decreased variable selling expenses.

      Operating income for the three months ended March 31, 2001 decreased $1,494,000 (9.8%) to $13,819,000 compared to the same period in 2000 due to reduced gross profit and increased selling, general and administrative expenses.

The Company's operating income by segment for the three months ended March 31, 2001 and 2000 were as follows:

                            3/31/01    3/31/00     Change
                            -------    -------    -------
      North America         $13,396    $14,294      ($898)
      Europe                  3,052      4,117     (1,065)
      Asia                       70         19         51
      Corporate /Other       (2,699)    (3,117)       418
                            -------    -------    -------
      Total                 $13,819    $15,313    ($1,494)
                            =======    =======    =======

The decrease in North America is due to reduced gross profit. The decrease in Europe is due to decreased unit sales to plumbing and heating wholesalers in Italy and the Euro's devaluation against the US dollar compared to the prior year, partially offset by income from the Dumser acquisition.

      Interest expense decreased $174,000 in the quarter ended March 31, 2001, compared to the same period in 2000, primarily due to lower interest rates on variable rate indebtedness.

      The Company's effective tax rate for continuing operations decreased from 36.1% to 35.6%. The decrease is primarily attributable to due to statutory rate reductions affecting income taxed in Canada and Germany.

      Net income for the three months ended March 31, 2001 decreased $667,000 (8.4%) to $7,273,000 or $ .27 per common share compared to $.30 per common share for the three months ended March 31, 2000 on a diluted basis.

Liquidity and Capital Resources

      During the three month period ended March 31, 2001, the Company generated $8,369,000 in cash flow, from continuing operations, which was principally used to fund the purchase of $3,441,000 in capital equipment, pay cash dividends to common shareholders and pay down long term debt. Capital expenditures were primarily for manufacturing machinery and equipment as part of the Company's commitment to continuously improve its manufacturing capabilities. The Company's capital expenditure budget for the twelve months ended December 31, 2001 is $18,100,000.

      The Company generated $3,319,000 in free cash flow (cash provided by continuing operations less dividends and capital expenditures) during the three months ended March 31, 2001 versus negative free cash of $858,000 in the comparable prior year period. The increase is attributable to an increase in cash from operations over 2000, lower capital expenditures and a reduced dividend rate to reflect the Company's current size.

      The Company maintains a revolving line of credit facility of $100,000,000, which expires March 2003, to support the Company's acquisition program, working capital requirements of acquired companies, and for general corporate purposes. At March 31, 2001, the Company had

$6,000,000 outstanding on the line of credit and was in compliance with all banking covenants related to this facility.

      As of March 31, 2001, the Company maintained a syndicated credit facility with a group of European banks in the amount of 40,000,000 Euros. This credit facility has several tranches, one of which was reinstated during the quarter ended March 31, 2001, that provide credit to the Company through September 2004. The purpose of this credit facility is to fund acquisitions in Europe, to support the working capital requirements of acquired companies, and for general corporate purposes. As of March 31, 2001, 33,424,000 Euros ($29,436,000) were borrowed under this line of credit.

      Working capital at March 31, 2001 was $141,007,000 compared to $137,142,000 at December 31, 2000. The ratio of current assets to current liabilities was 2.2 to 1 at March 31, 2001 and at December 31, 2000. Cash and cash equivalents were $11,801,000 at March 31, 2001, compared to $15,235,000 at December 31, 2000. The increase in long-term debt to $121,123,000 at March 31, 2001 from $105,377,000 at December 31, 2000 was due to the Dumser acquisition. Debt as a percentage of total capital employed (short term and long term debt as a percentage of the sum of short term and long term debt plus equity) was 34.5% at March 31, 2001 compared to 31.4% at December 31, 2000.

      The Company anticipates that available funds and those funds provided from current operations will be sufficient to meet current operating requirements and anticipated capital expenditures for at least the next 24 months.

      The Company from time to time is involved with environmental proceedings and other legal proceedings and incurs costs on an ongoing basis related to these matters. The Company has not incurred material expenditures in fiscal 2001 in connection with any of these matters. See Part II, Item 1, Legal Proceedings.

CONVERSION TO THE EURO

      On January 1, 1999, 11 of the 15 member countries of the European Union adopted the Euro as their common legal currency and established fixed conversion rates between their existing sovereign currencies and the Euro. The Euro trades on currency exchanges and is available for non-cash transactions. The Euro affects the Company as the Company has manufacturing and distribution facilities in several of the member countries and trades extensively across Europe. The long-term competitive implications of the conversion are currently being assessed by the Company, however, the Company has experienced an immediate reduction in the risks associated with foreign exchange. At this time, the Company is not anticipating that any significant costs will be incurred due to the introduction and conversion to the Euro. The Company is currently able to make and receive payments in Euros and will convert financial and information technology systems to be able to use the Euro as its base currency in relevant markets prior to January 1, 2002.

New Accounting Standards

      During 2000, the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) added to its agenda various revenue recognition issues that could impact the income statement classification of certain promotional payments. In May 2000, the EITF reached a consensus on Issue 00-14, Accounting for Certain Sales Incentives. EITF 00-14 addresses the recognition and income statement classification of various sales incentives. Among its requirements, the consensus will require the costs related to consumer coupons currently classified as marketing costs to be classified as a reduction of revenue. The impact of adopting this consensus is not expected to have a material impact on our results of operations. In April 2001, the EITF announced that it would delay the effective date for this consensus to 2002.

      In January 2001, the EITF reached a consensus on Issue 00-22, Accounting for "Points" and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future. Issue 00-22 will require that certain volume-based cash rebates to customers currently recognized as marketing costs be classified as a reduction of revenue. The consensus is effective for the first quarter of 2001 and was not material to our consolidated financial statements.

      In April 2001, the EITF reached a consensus on Issue 00-25, Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services. EITF 00-25 addresses the income statement classification of consideration, other than that directly addressed in Issue 00-14, from a vendor to a reseller, or another party that purchases the vendor's products. Among its requirements, the consensus will require certain of our customer promotional incentives and bottler payments currently classified as marketing costs to be classified as a reduction of revenue. We are currently assessing the impact of adopting Issue 00-25 but expect that the majority of our promotional expenses will be required to be classified as a reduction of revenue.

OTHER

      This report may include statements which are not historical facts and are considered forward looking within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements reflects Watts Industries' current views about future events and financial performance. Investors should not rely on forward looking statements, because they are subject to a variety of risks, uncertainty, and other factors that could cause actual results to differ materially from Watts Industries expectations and Watts Industries expressly does not undertake any duty to update forward looking statements. These factors include but are not limited to the following: loss of market share through competition, introduction of competing products by other companies, pressure on prices from competitors, suppliers, and/or customers regulatory obstacles, lack of acceptance of new products, changes in plumbing and heating markets, changes in global demand for the Company's products, changes for distribution of the Company's products, interest rates, foreign exchange fluctuations, cyclicality of industries in which the Company markets certain of its products, and general economic factors in markets where the Company's products are sold, manufactured, or marketed, changes in the status of current litigations, including the James Jones case, and other factors discussed in the Company's report filed with the Securities and Exchange Commission.

      This report includes forward looking statements which reflect Watts Industries' current views about future events and financial performance. Forward looking statements do not relate strictly to historical or current facts and may be identified by their use of words like "plan", "believe", "expect", "will", "anticipate", "estimate" and other words of similar meaning. Investors should not rely on forward looking statements because they are subject to a variety of risks, uncertainties, and other factors that could cause actual results to differ materially from our expectations. Some important factors that could cause our actual results to differ materially from those projected in such forward looking statements are discussed in the December 31, 2000 Annual Report on Form 10-K.

PART II

Item 1.  Legal Proceedings
Environmental and Other Litigation Matters

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

      In December 2000, the court allowed the Relator to file a Second Amended Complaint, which added a number of new cities and water districts as plaintiffs and brought the total number of plaintiffs to 161. During the quarter ended December 31, 2000, the Company and the other defendants made an offer to settle all of the claims of the DWP in this case. The DWP has indicated that it views this offer favorably and that it intends to seek the offer's approval. On January 19, 2001, the California False Claims Act claims filed by the City of Pomona were dismissed. The City of Pomona has filed for appellate review of this order, and the Company is currently unable to predict the outcome of any appeal. On the present record, the vast majority of other cities named in this lawsuit are subject to a legal challenge similar to that which resulted in the dismissal of Pomona's False Claims Act case. As a result of these developments and management's current assessment of the case, the Company recorded a charge of $7,170,000 after tax in the quarter ended December 31, 2000, which represents the after tax impact of the Company's current estimate of the cost to bring the entire case to resolution. This charge is reported as a loss from discontinued operations. While this charge represents the after tax impact of the Company's current estimate based on all available information, litigation is inherently uncertain and the actual liability to the Company to fully resolve the litigation could be materially higher than this estimate.

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

(b)   Reports filed on Form 8-K during the Quarter ended March 31, 2001.

      Current report on 8-K filed on February 6, 2001, containing the press release date February 6, 2001 announcing earnings for the quarter and year ended December 31, 2000 and certain developments in the James Jones case.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       WATTS INDUSTRIES, INC.

Date:   May 11, 2001                   By: /s/ Timothy P. Horne
        ------------                       ------------------------------------
                                           Timothy P. Horne
                                           Chairman and Chief Executive Officer

Date:   May 11, 2001                   By: /s/ William C. McCartney
        ------------                       ------------------------------------
                                           William C. McCartney
                                           Chief Financial Officer and Treasurer

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

(2) Incorporated by reference to the relevant exhibit to the Registrant's Current Report on Form 10-Q for the Quarter ended March 31, 2000.

(3) Incorporated by reference to the Notes to Consolidated Financial Statements, Note 4, of this Report.