Form 10-Q
period 2001-06-30
WATTS INDUSTRIES INC
filed 2001-08-10
CIK 795403

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2001
                                                 -------------

                                       or

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                Outstanding at July 31, 2001
            -----                                ----------------------------

Class A Common, $.10 par value                            17,687,938

Class B Common, $.10 par value                             8,835,224

                     WATTS INDUSTRIES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                                      INDEX
                                      -----

Part I. Financial Information                                             Page #
        ---------------------                                             ------

        Item 1.  Financial Statements

                  Consolidated Balance Sheets at June 30, 2001 and
                  December 31, 2000                                          3

                  Consolidated Statements of Income for the
                  Three Months Ended June 30, 2001 and 2000                  4

                  Consolidated Statements of Income for the
                  Six Months Ended June 30, 2001 and 2000                    5

                  Consolidated Statements of Cash Flows for the
                  Six Months Ended June 30, 2001 and 2000                    6

                  Notes to Consolidated Financial Statements              7-13

        Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    13-22


Part II. Other Information
         -----------------

        Item 1.   Legal Proceedings                                      22-24

        Item 4.   Submission of matters to a Vote of Security Holders       25

        Item 6.   Exhibits and Reports on Form 8-K                          26

        Signatures                                                          27

        Exhibit Index                                                       28

                     WATTS INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (Thousands, except share amounts)

                                                                                (Unaudited)
                                                                                  June 30,       Dec. 31,
                                                                                    2001           2000
                                                                                -----------    -----------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                  $    10,859    $    15,235
     Trade accounts receivable, less allowance for doubtful accounts of
        $7,035 at June 30, 2001 and $6,614 at December 31, 2000                      98,719         97,718
     Inventories, net:
        Raw materials                                                                37,058         35,483
        Work in process                                                              16,905         16,390
        Finished goods                                                               62,768         57,078
                                                                                -----------    -----------
           Total Inventories                                                        116,731        108,951
     Prepaid expenses and other assets                                                9,104          6,850
     Deferred income taxes                                                           20,860         20,486
                                                                                -----------    -----------
        Total Current Assets                                                        256,273        249,240
                                                                                -----------    -----------
PROPERTY, PLANT AND EQUIPMENT:
     Property, plant and equipment, at cost                                         215,641        202,492
     Accumulated depreciation                                                       (84,174)       (76,682)
                                                                                -----------    -----------
        Property, plant and equipment, net                                          131,467        125,810
                                                                                -----------    -----------
OTHER ASSETS:
     Goodwill, net of accumulated amortization of $16,200 at
        June 30, 2001 and $14,665 at December 31, 2000                              116,208         98,179
     Other                                                                            9,372          8,796
                                                                                -----------    -----------
TOTAL ASSETS                                                                    $   513,320    $   482,025
                                                                                ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                           $    40,785    $    39,569
     Accrued expenses and other liabilities                                          55,695         59,088
     Accrued compensation and benefits                                               12,512         12,200
     Current portion of long-term debt                                                2,726          1,241
                                                                                -----------    -----------
        Total Current Liabilities                                                   111,718        112,098
                                                                                -----------    -----------
LONG-TERM DEBT, NET OF CURRENT PORTION                                              131,280        105,377
DEFERRED INCOME TAXES                                                                15,172         15,463
OTHER NONCURRENT LIABILITIES                                                         10,222          9,770
MINORITY INTEREST                                                                     7,181          6,775

STOCKHOLDERS' EQUITY:
     Preferred Stock, $.10 par value; 5,000,000 shares authorized;
        no shares issued or outstanding                                                  --             --
     Class A Common Stock, $.10 par value; 80,000,000 shares authorized;
        1 vote per share; issued and outstanding: 17,537,938 shares
        at June 30, 2001 and 17,225,965 shares at December 31, 2000                   1,754          1,723
     Class B Common Stock, $.10 par value; 25,000,000 shares authorized;
        10 votes per share; issued and outstanding: 8,985,224 shares
        at June 30, 2001 and 9,235,224 shares at December 31, 2000                      899            924
     Additional paid-in capital                                                      37,065         35,996
     Retained earnings                                                              224,734        213,627
     Accumulated other comprehensive income                                         (26,705)       (19,728)
                                                                                -----------    -----------
        Total Stockholders' Equity                                                  237,747        232,542
                                                                                -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $   513,320    $   482,025
                                                                                ===========    ===========

           See accompanying notes to consolidated financial statements

                     WATTS INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (Thousands, except per share amounts)
                                   (Unaudited)

                                                        Three Months Ended
                                                    --------------------------
                                                      June 30,       June 30,
                                                        2001           2000
                                                    -----------    -----------
Net sales                                           $   135,562    $   131,184
Cost of goods sold                                       89,213         83,955
                                                    -----------    -----------
     GROSS PROFIT                                        46,349         47,229
Selling, general & administrative expenses               33,277         31,697
                                                    -----------    -----------
     OPERATING INCOME                                    13,072         15,532
                                                    -----------    -----------
Other (income) expense:
     Interest income                                       (114)          (215)
     Interest expense                                     2,391          2,516
     Other, net                                             (45)           546
     Minority interest                                       64            (47)
                                                    -----------    -----------
                                                          2,296          2,800
                                                    -----------    -----------
      INCOME BEFORE INCOME TAXES                         10,776         12,732
Provision for income taxes                                3,741          4,705
                                                    -----------    -----------
     NET INCOME                                     $     7,035    $     8,027
                                                    ===========    ===========
BASIC EARNINGS PER SHARE
     NET INCOME                                     $       .27    $       .30
                                                    ===========    ===========
Weighted average number of shares                        26,500         26,393
                                                    ===========    ===========
DILUTED EARNINGS PER SHARE
     NET INCOME                                     $       .26    $       .30
                                                    ===========    ===========
Weighted average number of shares                        26,941         26,551
                                                    ===========    ===========
      Dividends per common share                    $     .0600    $     .0600
                                                    ===========    ===========

See accompanying notes to consolidated financial statements

                     WATTS INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (Thousands, except per share amounts)
                                   (Unaudited)

                                                          Six Months Ended
                                                     --------------------------
                                                       June 30,       June 30,
                                                         2001           2000
                                                     -----------    -----------
Net sales                                            $   271,487    $   262,835
Cost of goods sold                                       178,474        168,232
                                                     -----------    -----------
     GROSS PROFIT                                         93,013         94,603
Selling, general & administrative expenses                66,122         63,758
                                                     -----------    -----------
     OPERATING INCOME                                     26,891         30,845
                                                     -----------    -----------
Other (income) expense:
     Interest income                                        (254)          (393)
     Interest expense                                      4,808          5,107
     Other, net                                              156          1,025
     Minority interest                                       117            (53)
                                                     -----------    -----------
                                                           4,827          5,686
                                                     -----------    -----------
      INCOME BEFORE INCOME TAXES                          22,064         25,159
Provision for income taxes                                 7,756          9,192
                                                     -----------    -----------
     NET INCOME                                      $    14,308    $    15,967
                                                     ===========    ===========
BASIC EARNINGS PER SHARE
     NET INCOME                                      $       .54    $       .61
                                                     ===========    ===========
Weighted average number of shares                         26,482         26,391
                                                     ===========    ===========
DILUTED EARNINGS PER SHARE
     NET INCOME                                      $       .53    $       .60
                                                     ===========    ===========
Weighted average number of shares                         26,873         26,627
                                                     ===========    ===========
      Dividends per common share                     $     .1200    $     .1475
                                                     ===========    ===========

See accompanying notes to consolidated financial statements

                     WATTS INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Thousands)
                                   (Unaudited)

                                                                                 Six Months Ended
                                                                           --------------------------
                                                                             June 30,       June 30,
                                                                               2001           2000
                                                                           -----------    -----------
OPERATING ACTIVITIES
     Net income                                                            $    14,308    $    15,967
     Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation                                                             9,877          8,618
        Amortization                                                             1,740          1,519
        Deferred income taxes                                                     (570)           523
        Gain / (Loss) on disposal of assets                                          9           (108)
        Equity in undistributed earnings (loss) of affiliates                       (3)          (102)
        Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
           Accounts receivable                                                    (609)        (6,992)
           Inventories                                                          (1,556)           902
           Prepaid  expenses and other assets                                   (2,400)         6,355
           Accounts payable, accrued expenses and other liabilities             (3,131)        (6,766)
                                                                           -----------    -----------
     Net cash provided by operating activities                                  17,665         19,916
                                                                           -----------    -----------
INVESTING ACTIVITIES
     Additions to property, plant and equipment                                 (8,937)        (6,843)
     Proceeds from sale of property, plant and equipment                            85            120
     Business acquisitions, net of cash acquired                               (30,178)        (6,006)
     Increase in other assets                                                     (125)          (250)
                                                                           -----------    -----------
     Net cash used in investing activities                                     (39,155)       (12,979)
                                                                           -----------    -----------
FINANCING ACTIVITIES
     Proceeds from long-term borrowings                                         69,037         36,709
     Payments of long-term debt                                                (48,719)       (40,649)
     Proceeds from exercise of stock options                                     1,075            461
     Dividends                                                                  (3,201)        (3,899)
                                                                           -----------    -----------
     Net cash provided by (used in) financing activities                        18,192         (7,378)
                                                                           -----------    -----------
Effect of exchange rate changes on cash and cash equivalents                       131           (375)
Net cash used in discontinued operations                                        (1,209)        (1,480)
                                                                           -----------    -----------
CHANGE IN CASH AND CASH EQUIVALENTS                                             (4,376)        (2,296)
Cash and cash equivalents at beginning of period                                15,235         13,016
                                                                           -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $    10,859    $    10,720
                                                                           ===========    ===========

NON CASH INVESTING AND FINANCING ACTIVITIES
     Acquisitions of businesses:
           Fair value of assets acquired                                   $    47,776    $     6,746
           Cash Paid                                                            30,178          6,006
                                                                           -----------    -----------
           Liabilities Assumed                                                  17,598            740

     Change in fair market value of derivatives                            $        45    $        --

See accompanying notes to consolidated financial statements.

WATTS INDUSTRIES, INC. AND SUBSIDIARIES
---------------------------------------
Notes to Consolidated Financial Statements
------------------------------------------
(Unaudited)
-----------

1. In the opinion of management, the accompanying unaudited, consolidated financial statements contain all necessary adjustments, consisting only of adjustments of a normal recurring nature, to present fairly Watts Industries, Inc.'s Consolidated Balance Sheet as of June 30, 2001, its Consolidated Statements of Income for the three and six months ended June 30, 2001 and 2000, and its Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and 2000.

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

2. The Company's shipping and handling costs included in selling, general and administrative expense amounted to $5,195,000 and $4,873,000 for the three months ended June 30, 2001 and 2000, respectively, and $10,721,000 and $9,597,000 for the six months ended June 30, 2001 and 2000, respectively.

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

      In the normal course of business, the Company manages risks associated with commodity prices, foreign exchange rates and interest rates through a variety of strategies, including the use of hedging transactions, executed in accordance with its policies. The Company's hedging transactions include, but are not limited to, the use of various derivative financial and commodity instruments. As a matter of policy, the Company does not use derivative instruments unless there is an underlying exposure. Any change in the value of our derivative instruments would be substantially offset by an opposite change in the value of the underlying hedged items. The Company does not use derivative instruments for trading or speculative purposes.

Accounting Policies
-------------------

      Using qualifying criteria defined in SFAS No. 133, derivative instruments are designated and accounted for as either a hedge of a recognized asset or liability (fair value hedge) or a hedge of a forecasted transaction (cash flow hedge). For a fair value hedge, both the effective and ineffective portions of the change in fair value of the derivative instrument, along with an adjustment to the carrying amount of the hedged item for fair value changes attributable to the hedged risk, are recognized in earnings. For a cash flow hedge, changes in the fair value of the derivative instrument that are highly effective are deferred in accumulated other comprehensive income or loss until the underlying hedged item is recognized in earnings. The ineffective portion of fair value changes on qualifying hedges is recognized in earnings immediately. If a fair value or cash flow hedge were to cease to qualify for hedge accounting or be terminated, it would continue to be carried on the balance sheet at fair value until settled, but hedge accounting would be discontinued prospectively. If a forecasted transaction were no longer probable of occurring, amounts previously deferred in accumulated other comprehensive income would be recognized immediately in earnings. On occasion, the Company may enter into a derivative instrument for which hedge accounting is not required because it is entered into to offset changes in the fair value of an underlying transaction which is required to be recognized in earnings (natural hedge). These instruments are reflected in the Consolidated Balance Sheet at fair value with changes in fair value recognized in earnings.

Foreign Currency Risk
---------------------

      Certain forecasted transactions, primarily intercompany sales between the United States and Canada, and assets are exposed to foreign currency risk. The Company monitors its foreign currency exposures on an ongoing basis to maximize the overall effectiveness of its foreign currency hedge positions. For the six months ended June 30, 2001, the Company used foreign currency forward contracts as a means of hedging exposure to foreign currency risks. The Company's foreign currency forwards have been designated and qualify as cash flow hedges under the criteria of SFAS 133. SFAS 133 requires that changes in fair value of derivatives that qualify as cash flow hedges be recognized in other comprehensive income, while the ineffective portion of the derivative's change in fair value be recognized immediately in earnings. The net gain/(loss) on these contracts recorded in other comprehensive income for the three months ended June 30, 2001 was ($134,000) and for the six months ended June 30, 2001 was $26,000.

Interest Rate Risk
------------------

      The Company uses interest rate swaps as an economic hedge on forecasted interest costs by converting variable rate debt obligations into fixed rate obligations. The Company's interest rate swaps did not meet the criteria of SFAS 133 to qualify for hedge accounting. SFAS 133 requires that unrealized gains and losses on derivatives not qualifying for hedge accounting be recognized currently in earnings. For the three months ended June 30, 2001, the Company recorded $25,000 to interest expense and for the six months recorded $73,000 to interest income to reflect the change in the fair value of the interest rate swap.

Other Derivatives
-----------------

      The Company also utilizes, on a limited basis, certain commodity derivatives, primarily on copper used in its manufacturing process, to hedge the cost of its anticipated production requirements. The Company did not utilize any commodity derivatives for the six months ended June 30, 2001.

4. The following tables set forth the reconciliation of the calculation of earnings per share:

                                     For the Three Months Ended June 30, 2001
                                     ----------------------------------------
                                    Income           Shares          Per Share
                                  (Numerator)     (Denominator)        Amount
                                  -----------     -------------        ------
Basic EPS
---------
Net Income                         $7,035,000       26,499,670         $ 0.27

Effect of Dilutive Securities
-----------------------------
Common Stock Equivalents                   --          441,108          (0.01)
                                   ----------       ----------         ------
Diluted EPS                        $7,035,000       26,940,778         $ 0.26
                                   ==========       ==========         ======

                                     For the Three Months Ended June 30, 2000
                                     ----------------------------------------
                                    Income           Shares          Per Share
                                  (Numerator)     (Denominator)        Amount
                                  -----------     -------------        ------
Basic EPS
---------
Net Income                         $8,027,000       26,393,258          $0.30

Effect of Dilutive Securities
-----------------------------
Common Stock Equivalents                   --          157,649             --
                                   ----------       ----------          -----
Diluted EPS                        $8,027,000       26,550,907          $0.30
                                   ==========       ==========          =====

      Stock options to purchase 179,475 and 1,196,831 shares of common stock were outstanding as of June 30, 2001 and 2000, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and therefore, the effect would have been antidilutive.

                                     For the Six Months Ended June 30, 2001
                                     --------------------------------------
                                    Income           Shares          Per Share
                                  (Numerator)     (Denominator)        Amount
                                  -----------     -------------        ------
Basic EPS
---------
Net Income                        $14,308,000       26,482,006         $ 0.54

Effect of Dilutive Securities
-----------------------------
Common Stock Equivalents                   --          391,233          (0.01)
                                  -----------      -----------         ------
Diluted EPS                       $14,308,000       26,873,239         $ 0.53
                                  ===========      ===========         ======

                                     For the Six Months Ended June 30, 2000
                                     --------------------------------------
                                    Income           Shares          Per Share
                                  (Numerator)     (Denominator)        Amount
                                  -----------     -------------        ------
Basic EPS
---------
Net Income                        $15,967,000       26,390,505          $0.61

Effect of Dilutive Securities
-----------------------------
Common Stock Equivalents                   --          236,263          (0.01)
                                  -----------       ----------          -----
Diluted EPS                       $15,967,000       26,626,768          $0.60
                                  ===========       ==========          =====

      Stock options to purchase 179,475 and 887,938 shares of common stock were outstanding as of June 30, 2001 and 2000, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and therefore, the effect would have been antidilutive.

5. Segment Information - the following table presents certain operating segment information:

(Thousands of dollars)
                                     North                      Corporate/
                                    America    Europe    Asia     Other     Consolidated
                                    -------    ------    ----     -----     ------------
Three months ended June 30, 2001:
---------------------------------
Net Sales                           $105,038   $27,235   $3,289   $    --      $135,562
Operating income                      12,968     2,719      227    (2,842)       13,072

Three months ended June 30, 2000:
---------------------------------
Net Sales                           $102,201   $25,803   $3,180   $    --      $131,184
Operating income                      14,685     3,531      182    (2,866)       15,532

Six months ended June 30, 2001:
-------------------------------
Net Sales                           $207,238   $57,775   $6,474   $    --      $271,487
Operating income                      26,364     5,771      297    (5,541)       26,891

Six months ended June 30, 2000:
-------------------------------
Net Sales                           $201,718   $54,523   $6,594   $    --      $262,835
Operating income                      28,979     7,648      201    (5,983)       30,845

      The above operating segments are presented on a basis consistent with the presentation included in the Company's December 31, 2000 consolidated financial statements. There have been no material changes in the identifiable assets of the individual segments since December 31, 2000.

6. The accumulated balances for the components of the Other Comprehensive Income are:

                                                                   Accumulated
                                          Foreign                     Other
                                         Currency     Cash Flow   Comprehensive
                                        Translation     Hedges        Income
                                        -----------     ------        ------
Balance December 31, 1999                $(15,199)      $  --       $(15,199)
Change in period                           (3,098)         --         (3,098)
                                         --------       -----       --------
Balance March 31, 2000                    (18,297)         --        (18,297)
Change in period                             (659)         --           (659)
                                         --------       -----       --------
Balance June 30, 2000                    $(18,956)      $  --       $(18,956)
                                         ========       =====       ========

Balance December 31, 2000                $(19,728)      $  --       $(19,728)
Change in period                           (5,034)        160         (4,874)
                                         --------       -----       --------
Balance March 31, 2001                    (24,762)        160        (24,602)
Change in period                           (1,969)       (134)        (2,103)
                                         --------       -----       --------
Balance June 30, 2001                    $(26,731)      $  26       $(26,705)
                                         ========       =====       ========

      Accumulated other comprehensive income in the consolidated balance sheets as of June 30, 2001 and December 31, 2000 consists of cumulative translation adjustments and as of June 30, 2001 changes in the fair value of certain financial instruments which qualify for hedge accounting as required by SFAS
133. The Company's total comprehensive income was as follows:

                                                    Three Months Ended June 30,
                                                         2001        2000
                                                         ----        ----
(Thousands of Dollars)

Net Income                                             $ 7,035     $ 8,027
Unrealized Loss Derivative Instruments, Net of Tax        (134)         --
Foreign Currency Translation Adjustments                (1,969)       (659)
                                                       -------     -------
Total Comprehensive Income                             $ 4,932     $ 7,368
                                                       =======     =======

                                                       Six Months Ended June 30,
                                                           2001        2000
                                                           ----        ----

Net Income                                               $ 14,308    $ 15,967
Unrealized Gain on Derivative Instruments, Net of Tax          26          --
Foreign Currency Translation Adjustments                   (7,003)     (3,757)
                                                         --------    --------
Total Comprehensive Income                               $  7,331    $ 12,210
                                                         ========    ========

7. Acquisitions

      On June 13, 2001, a wholly owned subsidiary of the Company acquired Premier Manufactured Systems, Inc., located in Phoenix, Arizona for approximately $5 million in cash. Premier manufactures water filtration systems for both residential and commercial applications and other filtration products including under-the-counter Ultraviolet filtration as well as a variety of Sediment and Carbon filters. Premier's annualized sales prior to the acquisition were approximately $10 million.

      On June 1, 2001, a wholly owned subsidiary of the Company acquired Fimet S.r.l. (Fabbrica Italiana Manometri e Termometri) located in Milan, Italy and its wholly-owned subsidiary, MTB AD, which is located in Bulgaria for approximately $6 million (U.S.). The acquired business manufactures pressure and temperature gauges for use in the HVAC market. Fimet's annualized sales prior to the acquisition were approximately 10 million Euro.

      On January 5, 2001, a wholly owned subsidiary of the Company acquired Dumser Metallbau GmbH & Co. KG located in Landau, Germany for approximately $20 (U.S.) million. The main products of Dumser include brass, steel and stainless steel manifolds used as a prime distribution device in hydronic heating systems. Dumser had approximately $24 million (U.S.) in total sales for the twelve months ended December 31, 2000. Dumser has a 51% controlling share of Stern Rubunetti, which had annual sales prior to the acquisition of $4 million. Stern Rubunetti is an Italian manufacturing company producing brass components located in Brescia, Italy.

      On August 30, 2000, a wholly owned subsidiary of the Company acquired certain assets of Chiles Power Supply and Bask LLC, doing business as Heatway, located in Springfield, Missouri for approximately $3 million in cash. The acquired business, now operating under the name Watts Heatway, manufactures and distributes a complete line of hydronic and electric radiant heating and snow melting systems. Heatway's annualized sales prior to the acquisition were approximately $11 million.

      On May 12, 2000, a wholly owned subsidiary of the Company acquired McCraney, Inc., located in Santa Ana, California for approximately $7 million in cash. McCraney, doing business as Spacemaker, manufactures a complete line of seismic restraint straps for water heaters as well as water heater stands and enclosures. Spacemaker's twelve months sales prior to the acquisition were approximately $5 million.

8. Contingencies

      In April 1998, the Company became aware of a complaint that was filed under seal in the State of California alleging violations of the California False Claims Act. The complaint alleges that a former subsidiary of the Company sold products utilized in municipal water systems which failed to meet contractually specified standards and falsely certified that such standards had been met. The complaint further alleges that the municipal entities have suffered tens of millions of dollars in damages as a result of defective products and seeks treble damages, reimbursement of legal costs and penalties. During the quarter ended December 31, 2000, the Company made an offer to settle all of the claims of the Los Angeles Department of Water and Power in the James Jones case (Los Angeles Department of Water and Power, ex rel. Nora Amenta v. James Jones Company, et al). The Los Angeles Department of Water and Power recommended the acceptance of this offer and has submitted it for approval. On January 19, 2001 the California False Claims Act claims filed by the City of Pomona were dismissed. The City of Pomona filed for appellate review of this order, the California Court of Appeal reversed the dismissal and this reversal has been appealed to the California Supreme Court by the defendants. On the present record, the vast majority of the other cities named in this lawsuit are subject to a legal challenge similar to that which resulted in the dismissal of Pomona's False Claims Act case. The Company is vigorously contesting this matter. Other lawsuits and proceedings or claims, arising from the ordinary course of operations, are also pending or threatened against the Company and its subsidiaries.

      The Company has established reserves which it presently believes are adequate in light of probable and estimable exposure to pending and threatened litigation of which it has knowledge. However, resolution of any such matters during a specific reporting period could have a material effect on the Quarterly or Annual operating results for that period. Also see Part II, Item 1.

Item 2. Management's Discussions and Analysis of Financial Condition and Results
        ------------------------------------------------------------------------
of Operations
-------------

Recent Developments
-------------------

      On June 13, 2001, a wholly owned subsidiary of the Company acquired Premier Manufactured Systems, Inc., located in Phoenix, Arizona for approximately $5 million in cash. Premier manufactures water filtration systems for both residential and commercial applications and other filtration products including under-the-counter Ultraviolet filtration as well as a variety of Sediment and Carbon filters. Premier's annualized sales prior to the acquisition were approximately $10 million.

      On June 1, 2001, a wholly owned subsidiary of the Company acquired Fimet S.r.l. (Fabbrica Italiana Manometri e Termometri) located in Milan, Italy and its wholly-owned subsidiary, MTB AD, which is located in Bulgaria for approximately $6 million (U.S.). The acquired business manufactures pressure and temperature gauges for use in the HVAC market. Fimet's annualized sales prior to the acquisition were approximately 10 million Euro.

      On January 5, 2001, a wholly owned subsidiary of the Company acquired Dumser Metallbau GmbH & Co. KG located in Landau, Germany for approximately $20 (U.S.) million. The main products of Dumser include brass, steel and stainless steel manifolds used as a prime distribution device in hydronic heating systems. Dumser had approximately $24 million (U.S.) in total sales for the twelve months ended December 31, 2000. Dumser has a 51% controlling share of Stern Rubunetti, which had annual sales prior to the acquisition of $4 million. Stern Rubunetti is an Italian manufacturing company producing brass components located in Brescia, Italy.

Three Months Ended June 30, 2001 Compared to
--------------------------------------------
Three Months Ended June 30, 2000
--------------------------------

      Net sales for the three months ended June 30, 2001 increased $4,378,000 (3.3%) to $135,562,000 compared to the same period in 2000. The increase in net sales is attributable to the following:

            Internal Growth                   $ (4,217)            (3.2%)
            Acquisition                         10,881              8.3%
            Foreign Exchange                    (2,286)            (1.8%)
                                              --------             ----
            Total Change                      $  4,378              3.3%
                                              ========             ====

      The decrease in net sales from internal growth is attributable to decreased unit sales to North American and European Plumbing and Heating wholesalers. This is a result of the continued softness in the North American plumbing market and the recent weakness in the European economies. These decreases were partially offset by increased unit sales to the North American do-it-yourself market. The growth in net sales from acquired businesses is due to the inclusion of the net sales from Premier Manufactured Systems of Phoenix, Arizona, acquired on June 13, 2001, Fimet of Milan, Italy, acquired on June 1, 2001, Dumser Metallbau GmbH & Co. KG of Landau, Germany, acquired on January 5, 2001, the business acquired from Chiles Power Supply and Bask, LLC of Springfield, Missouri, now doing business as Watts Heatway, acquired on August 30, 2000, and McCraney, Inc. of Santa Ana, California, doing business as Spacemaker, acquired on May 12, 2000. The decrease in foreign exchange is due primarily to the Euro devaluation against the U.S. dollar compared to the same period in 2000.

      Watts monitors its net sales in three geographical segments: North America, Europe and Asia. As outlined below, North America, Europe and Asia accounted for 77.5%, 20.1% and 2.4% of net sales, respectively, in the three months ended June 30, 2001 compared to 77.9%, 19.7% and 2.4%, respectively, in the three months ended June 30, 2000. The Company's net sales in these groups for the three months ended June 30, 2001 and 2000 were as follows:

                                               6/30/01       6/30/00      Change
                                              --------      --------      ------
             North America                    $105,038      $102,201      $2,837
             Europe                             27,235        25,803       1,432
             Asia                                3,289         3,180         109
                                              --------      --------      ------
             Total                            $135,562      $131,184      $4,378
                                              ========      ========      ======

      The increase in North America's net sales is due to the Premier Manufactured Systems, Heatway, and Spacemaker acquisitions and increased unit sales to the North American do-it-yourself market, partially offset by decreased units sales to plumbing and heating wholesalers. The increase in Europe's net sales is due to the acquisitions of Fimet and Dumser, partially offset by decreased unit sales to European plumbing and heating wholesalers and the Euro devaluation against the U.S. dollar. Excluding acquisitions, sales in the European market on a local currency basis were 9.7% below the comparable prior year period. The increase in Asia's net sales is due to increased domestic sales.

      Gross profit for the three months ended June 30, 2001 decreased $880,000 (1.9%) and decreased as a percentage of net sales from 36.0% to 34.2%. The decrease in gross profit is primarily attributable to decreased unit sales to Plumbing and Heating wholesalers in North America and Europe. Gross profit percentage reductions are attributable to a less favorable product mix caused by the decreased unit sales to plumbing and heating wholesalers.

      Selling, general and administrative expenses increased $1,580,000 (5.0%) to $33,277,000. This increase is attributable to the inclusion of the selling, general and administrative expenses of acquired companies, partially offset by the depreciated foreign exchange rate of the Euro against the U.S. dollar.

      Operating income for the three months ended June 30, 2001 decreased $2,460,000 (15.8%) to $13,072,000 compared to the same period in 2000 due to reduced gross profit.

      The Company's operating income by segment for the three months ended June 30, 2001 and 2000 were as follows:

                                               6/30/01      6/30/00      Change
                                              --------     --------     -------
             North America                    $ 12,968     $ 14,685     $(1,717)
             Europe                              2,719        3,531        (812)
             Asia                                  227          182          45
             Corporate/Other                    (2,842)      (2,866)         24
                                              --------     --------     -------
             Total                            $ 13,072     $ 15,532     $(2,460)
                                              ========     ========     =======

      The decrease in North America and Europe operating income is primarily attributable to decreased unit sales to Plumbing and Heating wholesalers, partially offset by the inclusion of operating income from the acquired companies.

      Interest expense decreased $125,000 in the quarter ended June 30, 2001 compared to the same period in 2000, primarily due to lower interest rates on variable rate indebtedness.

      Other, net, for the three months ended June 30, 2001 decreased $591,000 (108.0%) to $45,000 compared to the same period in 2000, primarily due to lower bad debts and settlement of claims in both North America and Europe.

      The Company's effective tax rate for continuing operations decreased from 37.0% to 34.7%. The decrease is primarily attributable to statutory rate reductions affecting income tax in Canada and Germany as well as tax planning opportunities implemented in the United States during the quarter.

      Net income for the three months ended June 30, 2001 decreased $992,000 (12.4%) to $7,035,000 or $.26 per common share compared to $.30 per common share for the three months ended June 30, 2000 on a diluted basis.

Six Months Ended June 30, 2001 Compared to
------------------------------------------
Six Months Ended June 30, 2000
------------------------------

      Net sales for the six months ended June 30, 2001 increased $8,652,000 (3.3%) to $271,487,000 compared to the same period in 2000. The increase in net sales is attributable to the following:

             Internal Growth                        $ (6,422)       (2.4%)
             Acquisition                              20,389         7.7%
             Foreign Exchange                         (5,315)       (2.0%)
                                                    --------        ----
             Total Change                           $  8,652         3.3%
                                                    ========        ====

      The decrease in net sales from internal growth is attributable to decreased unit sales to North American and European Plumbing and Heating wholesalers resulting from the continued weakness in the North American plumbing market and the weakened European economy. These decreases were partially offset by increased unit sales in the North American do-it-yourself market. The growth in net sales from acquired businesses is due to the inclusion of the net sales from Premier Manufactured Systems of Phoenix, Arizona, acquired on June 13, 2001, Fimet of Milan, Italy, acquired on June 1, 2001, Dumser Metallbau GmbH & Co. KG of Landau, Germany, acquired on January 5, 2001, the business acquired from Chiles Power Supply and Bask, LLC of Springfield, Missouri, now doing business as Watts Heatway, acquired on August 30, 2000, and McCraney, Inc. of Santa Ana, California, doing business as Spacemaker, acquired on May 12, 2000. The decrease in foreign exchange is due primarily to the Euro devaluation against the U.S. dollar compared to the same period in 2000.

      Watts monitors its net sales in three geographical segments: North America, Europe and Asia. As outlined below, North America, Europe and Asia accounted for 76.3%, 21.3% and 2.4% of net sales, respectively, in the six months ended June 30, 2001 compared to 76.8%,

20.7% and 2.5%, respectively, in the six months ended in June 30, 2000. The Company's net sales in these groups for the six months ended June 30, 2001 and 2000 were as follows:

                                             6/30/01       6/30/00       Change
                                            --------      --------       ------
             North America                  $207,238      $201,718       $5,520
             Europe                           57,775        54,523        3,252
             Asia                              6,474         6,594         (120)
                                            --------      --------       ------
             Total                          $271,487      $262,835       $8,652
                                            ========      ========       ======

      The increase in North America's net sales is due to the Premier Manufactured Systems, Heatway, and Spacemaker acquisitions, as well as increased unit sales to the do-it-yourself market, partially offset by decreased unit sales to Plumbing and Heating wholesalers. The increase in Europe's net sales is due to the Fimet and Dumser acquisitions, partially offset by decreased unit sales to European Plumbing and Heating wholesalers and the Euro's devaluation against the U.S. dollar. Excluding acquisitions, sales in the European market on a local currency basis were 5.6% below the comparable prior year period.

      Gross profit for the six months ended June 30, 2001 decreased $1,590,000 (1.7%) and decreased as a percentage of net sales from 36.0% to 34.3%. The decrease in gross profit is primarily attributable to decreased net sales to North American and European Plumbing and Heating wholesalers. Gross profit percentage reductions are attributable to a less favorable product mix caused by decreased sales to the North American Plumbing and Heating wholesalers.

      Selling, general and administrative expenses increased $2,364,000 (3.7%) to $66,122,000. This increase is attributable to the inclusion of the selling, general and administrative expenses of acquired companies, partially offset by the lower exchange rate of the Euro relative to the U.S. dollar.

      Operating income for the six months ended June 30, 2001 decreased $3,954,000 (12.8%) to $26,891,000 compared to the same period in 2000 due to reduced gross profit. The Company's operating income by segment for the six months ended June 30, 2001 and 2000 were as follows:

                                             6/30/01       6/30/00       Change
                                            --------      --------      -------
             North America                  $ 26,364      $ 28,979      $(2,615)
             Europe                            5,771         7,648       (1,877)
             Asia                                297           201           96
             Corporate/Other                  (5,541)       (5,983)         442
                                            --------      --------      -------
             Total                          $ 26,891      $ 30,845      $ 3,954
                                            ========      ========      =======

      The decrease in both North American and European operating income is due to decreased unit sales to plumbing and heating wholesalers. These decreases were partially offset by the operating earnings of acquired companies.

      Interest Expense for the six months ended June 30, 2001 decreased $299,000 (5.9%) compared to the same period in 2000, primarily due to lower interest rates on variable rate indebtedness.

      Other, net, for the six months ended June 30, 2001 decreased $869,000 (84.8%) due to reduced bad debts and settlement of claims in both North America and Europe.

      The Company's effective tax rate for continuing operations decreased from 36.5% to 35.2%. The decrease is primarily due to statutory rate reductions affecting income tax in Canada and Germany, as well as a one-time, current year tax planning opportunity implemented during the second quarter of 2001.

      Net income for the six months ended June 30, 2001 decreased $1,659,000 (10.4%) to $14,308,000 or $.53 per common share compared to $.60 per common share for the six months ended June 30, 2001 on a diluted basis.

Liquidity and Capital Resources
-------------------------------

      During the six month period ended June 30, 2001 the Company generated $17,665,000 in cash flow from continuing operations, which was principally used to fund the purchase of $8,937,000 in capital equipment and to pay cash dividends to common shareholders. Capital expenditures were primarily for manufacturing machinery and equipment as part of the Company's commitment to continuously improve its manufacturing capabilities. The Company's capital expenditure budget for the twelve months ended December 31, 2001 is $18,100,000. However, due to the weakness in the markets in which the Company serves, the Company is reducing its capital spending for fiscal 2001 and anticipates that capital spending will be several million dollars less than the originally approved budget.

      The Company invested $30,178,000 in acquired businesses during the six months ended June 30, 2001. These acquisitions were Dumser Metallbau GmbH & Co. KG of Landau, Germany; Fimet S.r.l. of Milan, Italy; and Premier Manufactured Systems, Inc. of Phoenix, Arizona. The purchase price of these acquisitions was primarily funded through the Company's use of the domestic and foreign revolving lines of credit.

      The Company maintains a revolving line of credit facility of $100,000,000, which expires in March 2003, to support the Company's acquisition program, working capital requirements of acquired companies, and for general corporate purposes. As of June 30, 2001 long-term debt included $8,000,000 outstanding on the line of credit and was in compliance with all covenants related to this facility.

      As of June 30, 2001, the Company maintained a syndicated credit facility with a group of European banks in the amount of 41,900,000 Euro. This credit facility has several tranches, one of which was reinstated in the current fiscal year, that provides credit to the Company through

September, 2004. The purpose of this credit facility is to fund acquisitions in Europe, to support the working capital requirements of acquired companies, and for general corporate purposes. This line of credit was completely utilized as of June 30, 2001.

      Working capital as of June 30, 2001 was $144,555,000 compared to $137,142,000 at December 31, 2000. This increase is primarily attributable to the inclusion of working capital of acquired companies. The ratio of current assets to current liabilities was 2.3 to 1 at June 30, 2001 compared to 2.2 to 1 at December 31, 2000. Cash and cash equivalents were $10,859,000 at June 30, 2001 compared to $15,235,000 at December 31, 2000. The increase in long-term debt to $131,280,000 at June 30, 2001 from $105,377,000 at December 31, 2000 was due to the acquisitions of Premier Manufactured Systems, Inc., Fimet, and Dumser. Debt as a percentage of total capital employed (short-term and long-term debt as a percentage of the sum of short-term and long-term debt plus equity) was 36.0% at June 30, 2001 compared to 31.4% at December 31, 2000.

      The Company anticipates that available funds and those funds provided by the current operations will be sufficient to meet current operating requirements and anticipated capital expenditures for at the least the next 24 months.

      The Company from time to time is involved in environmental proceedings and other legal proceedings and incurs costs on an on-going basis related to these matters. The Company has not incurred material expenditures in fiscal 2001 in connection with any of these matters. See Part II, Item 1, Legal Proceedings.

Conversion to the Euro
----------------------

      On January 1, 1999, 11 of the 15 member countries of the European Union adopted the Euro as their common legal currency and established fixed conversion rates between their existing sovereign currencies and the Euro. The Euro trades on currency exchanges and is available for non-cash transactions. The Euro affects the Company as the Company has manufacturing and distribution facilities in several of the member countries and trades extensively across Europe. The long-term competitive implications of the conversion are currently being assessed by the Company, however the Company has experienced an immediate reduction in the risks associated with foreign exchange. At this time, the Company is not anticipating that any significant costs will be incurred due to the introduction and conversion to the Euro. The Company is currently able to make and receive payments in Euros and will convert financial and information technology systems to be able to use the Euro as its base currency in relevant markets prior to January 1, 2002.

New Accounting Standards
------------------------

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

      In January 2001, the EITF reached a consensus on Issue 00-22, Accounting for "Points" and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future. Issue 00-22 will require that certain volume-based cash rebates to customers currently recognized as marketing costs be classified as a reduction of revenue. The consensus was effective for the first quarter of 2001 and was not material to our consolidated financial statements.

      In April 2001, the EITF reached a consensus on Issue 00-25, Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services. EITF 00-25 addresses the income statement classification of consideration, other than that directly addressed in Issue 00-14, from a vendor to a reseller, or another party that purchases the vendor's products. Among its requirements, the consensus will require certain of our customer promotional incentives currently classified as marketing costs to be classified as a reduction of revenue. The Company is currently assessing the impact of adopting Issue 00-25, but anticipates no material change to our consolidated financial statements.

      In July 2001, the Financial Standards Accounting Board ("FASB") issued financial Accounting Standards Board Statement No. 141, Business Combinations ("FAS 141") and Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets ("FAS 142"). FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. FAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment, at least annually, in accordance with the provisions of FAS 142. FAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with financial Accounting Standards Board Statement No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of.

      The provisions of FAS 141 are effective immediately, except with regard to business combinations initiated prior to July 1, 2001. FAS 142 will be effective as of January 1, 2002. Goodwill and other intangible assets determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with appropriate pre-FAS 142 accounting literature. Goodwill and other intangible assets acquired in business combinations completed before July 1, 2001, will continue to be amortized prior to the adoption of FAS 142. The

Company is currently evaluating the effect that the adoption of FAS 141 and FAS 142 will have on its results of operations and its financial position.

Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------

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

      The Company's consolidated earnings, which are reported in United States dollars are subject to translation risks due to changes in foreign currency exchange rates. However, its overall exposure to such fluctuations is reduced by the diversity of its foreign operating locations which encompass a number of different European locations, Canada, and China.

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

Other
-----

      This report may include statements which are not historical facts and are considered forward looking within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements reflects the Company's current views about future events and financial performance. Investors should not rely on forward looking statements, because they are subject to a variety of risks, uncertainty, and other factors that could cause actual results to differ materially from the Company's expectations and the Company expressly does not undertake any duty to update forward looking statements. These factors include, but are not limited to, the following: loss of market share through competition, introduction of competing products by other companies, pressure on prices from competitors, suppliers, and/or customers' regulatory obstacles, lack of acceptance of new products, changes in plumbing and heating markets, changes in global demand for the Company's products, changes for distribution of the Company's products, interest rates, foreign exchange fluctuations, cyclicality of industries in which the Company markets certain of its products, and general economic factors in markets where the Company's products are sold, manufactured, or marketed, changes in the status of current litigation, including the James Jones case, and other factors discussed in the Company's reports filed with the Securities and Exchange Commission.

      This report includes forward looking statements which reflect the Company's current views about future events and financial performance. Forward looking statements do not relate strictly to historical or current facts and may be identified by their use of words like "plan", "believe", "expect", "will", "anticipate", "estimate" and other words of similar meaning. Investors should not rely on forward looking statements because they are subject to a variety of risks, uncertainties, and other factors that could cause actual results to differ materially from our expectations. Some important factors that could cause our actual results to differ materially from those projected in such forward looking statements are discussed in the December 31, 2000 Annual Report on Form 10-K.

PART II
-------

Item 1. Legal Proceedings
        -----------------

      The Company is subject to a variety of potential liabilities connected with its business operations, including potential liabilities and expenses associated with possible product defects or failures and compliance with environmental laws. The Company maintains product liability and other insurance coverage, which it believes to be generally in accordance with industry practices. Nonetheless, such insurance coverage may not be adequate to protect the Company fully against substantial damage claims which may arise from product defects and failures.

James Jones Litigation
----------------------

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

      In December 2000, the court allowed the Relator to file a Second Amended Complaint, which added a number of new cities and water districts as plaintiffs and brought the total number of plaintiffs to 161. During the quarter ended December 31, 2000, the Company and the other defendants made an offer to settle all of the claims of the DWP in this case. The DWP has recommended the acceptance of this offer and has submitted it for approval. On January 19, 2001, the California False Claims Act claims filed by the City of Pomona were dismissed. The City of Pomona filed for appellate review of this order, the California Court of Appeal reversed the dismissal and this reversal has been appealed by the defendants. On the present record, the vast majority of other cities named in this lawsuit are subject to a legal challenge similar to that which resulted in the dismissal of Pomona's False Claims Act case. As a result of those developments and management's assessment of the case, the Company recorded a charge of $7,170,000 after tax in the quarter ended December 31, 2000, which represented the after tax impact of the Company's estimate of the cost to bring the entire case to resolution. This charge was reported as a loss from discontinued operations. While this charge represented the after tax impact of the Company's estimate based on all available information, litigation is inherently uncertain and the actual liability to the Company to fully resolve the litigation could be materially higher than this estimate. After the Company's insurers had denied coverage for the claims in this case, the Company filed a complaint in the California Superior Court against its insurers for coverage. The James Jones Company has filed a similar complaint, and the Company is currently unable to predict the outcome of the litigation relating to insurance coverage.

      The Company intends to continue to contest this matter vigorously.

Environmental
-------------

      Certain of the Company's operations generate solid and hazardous wastes, which are disposed of elsewhere by arrangement with the owners or operators of disposal sites or with transporters of such waste. The Company's foundry and other operations are subject to various federal, state and local laws and regulations relating to environmental quality. Compliance with these laws and regulations requires the Company to incur expenses and monitor its operations on an ongoing basis. The Company cannot predict the effect of future requirements on its liquidity, financial condition or results of operations due to any changes in federal, state or local environmental laws, regulations or ordinances.

      The Company is currently a party to or otherwise involved in various administrative or legal proceedings under federal, state or local environmental laws or regulations involving a limited number of sites. Based on facts presently known to it, the Company does not believe that the outcome of these environmental proceedings will have a material adverse effect on its liquidity, financial condition or results of operations. Given the nature and scope of the Company's manufacturing operations, there can be no assurance that the Company will not become subject to other environmental proceedings and liabilities in the future which may be material to the Company.

Other Litigation
----------------

      Other lawsuits and proceedings or claims, arising from the ordinary course of operations, are also pending or threatened against the Company and its subsidiaries. Based on the facts currently known to it, the Company does not believe that the ultimate outcome of these other litigation matters will have a material adverse effect on its liquidity, financial condition or results of operations.

Item. 4. Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

(a)   The Annual Meeting of Stockholders of the Company was held on April 25,
      2001.

(c) The results of the voting on the proposals considered at the Annual Meeting of Stockholders were as follows:

      1. Election of Directors
         ---------------------

      Timothy P. Horne, Kenneth J. McAvoy, Gordon W. Moran, Daniel J. Murphy, III and Roger A. Young were each elected as a Director of the Company for a term expiring at the next Annual Meeting of Stockholders.

      The voting results were as follows:

      Mr. T. Horne            105,689,415 votes FOR       963,350 votes WITHHELD
      Mr. K. McAvoy           106,491,625 votes FOR       161,140 votes WITHHELD
      Mr. G. Moran            106,596,365 votes FOR        56,400 votes WITHHELD
      Mr. D. Murphy           106,597,245 votes FOR        55,520 votes WITHHELD
      Mr. R. Young            106,596,645 votes FOR        56,120 votes WITHHELD

      2. Ratification of Independent Auditors
         ------------------------------------

      The selection of KPMG LLP as the independent auditors of the Company for the current fiscal year was ratified and the voting results were as follows:

      106,617,935 votes FOR   34,020 votes WITHHELD          810 votes ABSTAINED

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

(a)   The exhibits are furnished elsewhere in this report.

(b)   Reports filed on Form 8-K during the Quarter ended June 30, 2001.

      Current report on 8-K filed with the Securities and Stock Exchange Commission on May 31, 2001, reported certain developments in the James Jones case.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       WATTS INDUSTRIES, INC.


Date: August 10, 2001                  By: /s/ Timothy P. Horne
                                           ----------------------------
                                           Timothy P. Horne
                                           Chairman and Chief Executive Officer


Date: August 10, 2001                  By: /s/ William C. McCartney
                                           ----------------------------
                                           William C. McCartney
                                           Chief Financial Officer and Treasurer

                                  EXHIBIT INDEX
                                  -------------

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