Form 10-Q
period 2001-09-30
WATTS INDUSTRIES INC
filed 2001-11-13
CIK 795403

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2001

                                       or

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                Outstanding at October 31, 2001
            -----                                -------------------------------

Class A Common, $.10 par value                             17,780,704

Class B Common, $.10 par value                              8,735,224

                     WATTS INDUSTRIES, INC. AND SUBSIDIARIES
                     ---------------------------------------

                                      INDEX
                                      -----

Part I.  Financial Information                                            Page #
         ---------------------

         Item 1.  Financial Statements
                  --------------------

                   Consolidated Balance Sheets at September 30, 2001
                   and December 31, 2000                                      3

                   Consolidated Statements of Income for the
                   Three Months Ended September 30, 2001 and 2000             4

                   Consolidated Statements of Income for the
                   Nine Months Ended September 30, 2001 and 2000              5

                   Consolidated Statements of Cash Flows for the
                   Nine Months Ended September 30, 2001 and 2000              6

                   Notes to Consolidated Financial Statements              7-14

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                    14-24

Part II.  Other Information
          -----------------

         Item 1.   Legal Proceedings                                      24-26

         Item 6.   Exhibits and Reports on Form 8-K                          27

         Signatures                                                          28

         Exhibit Index                                                       29

                     WATTS INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       (Thousands, except share amounts)

                                                                               (Unaudited)
                                                                                Sept. 30,       Dec. 31,
                                                                                  2001            2000
                                                                              ------------    ------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                $     15,375    $     15,235
     Trade accounts receivable, less allowance for doubtful accounts of
        $7,452 at September 30, 2001 and $6,614 at December 31, 2000               100,375          97,718
     Inventories:
        Raw materials                                                               40,062          35,483
        Work in process                                                             16,366          16,390
        Finished goods                                                              63,674          57,078
                                                                              ------------    ------------
           Total Inventories                                                       120,102         108,951
     Prepaid expenses and other assets                                               7,729           6,850
     Deferred income taxes                                                          20,794          20,486
                                                                              ------------    ------------
        Total Current Assets                                                       264,375         249,240
                                                                              ------------    ------------
PROPERTY, PLANT AND EQUIPMENT:
     Property, plant and equipment, at cost                                        223,732         202,492
     Accumulated depreciation                                                      (90,477)        (76,682)
                                                                              ------------    ------------
        Property, plant and equipment, net                                         133,255         125,810
                                                                              ------------    ------------
OTHER ASSETS:
     Goodwill, net of accumulated amortization of $17,041 at
        September 30, 2001 and $14,665 at December 31, 2000                        127,723          98,179
     Other                                                                          11,061           8,796
                                                                              ------------    ------------
TOTAL ASSETS                                                                  $    536,414    $    482,025
                                                                              ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                         $     37,006    $     39,569
     Accrued expenses and other liabilities                                         57,986          59,088
     Accrued compensation and benefits                                              12,498          12,200
     Current portion of long-term debt                                               4,390           1,241
                                                                              ------------    ------------
        Total Current Liabilities                                                  111,880         112,098
                                                                              ------------    ------------
LONG-TERM DEBT, NET OF CURRENT PORTION                                             140,198         105,377
DEFERRED INCOME TAXES                                                               15,794          15,463
OTHER NONCURRENT LIABILITIES                                                        12,798           9,770
MINORITY INTEREST                                                                    7,286           6,775
STOCKHOLDERS' EQUITY:
     Preferred Stock, $.10 par value; 5,000,000 shares authorized;
        no shares issued or outstanding                                               --              --
     Class A Common Stock, $.10 par value; 80,000,000 shares authorized;
        1 vote per share; issued and outstanding: 17,689,615 shares at
        September 30, 2001 and 17,225,965 shares at December 31, 2000                1,769           1,723
     Class B Common Stock, $.10 par value; 25,000,000 shares authorized;
        10 votes per share; issued and outstanding: 8,835,224 shares at
        September 30, 2001 and 9,235,224 shares at December 31, 2000                   884             924
     Additional paid-in capital                                                     37,170          35,996
     Retained earnings                                                             230,901         213,627
     Treasury stock                                                                   (360)           --
     Accumulated other comprehensive income/(loss)                                 (21,906)        (19,728)
                                                                              ------------    ------------
        Total Stockholders' Equity                                                 248,458         232,542
                                                                              ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $    536,414    $    482,025
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

                     WATTS INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (Thousands, except per share amounts)
                                   (Unaudited)

                                                          Three Months Ended
                                                       ------------------------
                                                       Sept. 30,     Sept. 30,
                                                          2001          2000
                                                       ----------    ----------
Net sales                                              $  138,009    $  125,656
Cost of goods sold                                         91,066        79,800
                                                       ----------    ----------
     GROSS PROFIT                                          46,943        45,856
Selling, general & administrative expenses                 32,511        30,759
                                                       ----------    ----------
     OPERATING INCOME                                      14,432        15,097
                                                       ----------    ----------
Other (income) expense:
     Interest income                                         (264)         (164)
     Interest expense                                       2,587         2,474
     Other, net                                               269           568
     Minority interest                                         59            49
                                                       ----------    ----------
                                                            2,651         2,927
                                                       ----------    ----------
      INCOME BEFORE INCOME TAXES                           11,781        12,170
Provision for income taxes                                  3,972         4,500
                                                       ----------    ----------
     NET INCOME                                        $    7,809    $    7,670
                                                       ==========    ==========
BASIC EARNINGS PER SHARE
     NET INCOME                                        $      .29    $      .29
                                                       ==========    ==========
Weighted average number of shares                          26,527        26,404
                                                       ==========    ==========
DILUTED EARNINGS PER SHARE
     NET INCOME                                        $      .29    $      .29
                                                       ==========    ==========
Weighted average number of shares                          26,838        26,513
                                                       ==========    ==========
      Dividends per common share                       $    .0600    $    .0600
                                                       ==========    ==========

          See accompanying notes to consolidated financial statements.

                     WATTS INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (Thousands, except per share amounts)
                                   (Unaudited)

                                                          Nine Months Ended
                                                        -----------------------
                                                        Sept. 30,    Sept. 30,
                                                           2001         2000
                                                        ----------   ----------
Net sales                                               $  409,496   $  388,491
Cost of goods sold                                         269,540      248,032
                                                        ----------   ----------
     GROSS PROFIT                                          139,956      140,459
Selling, general & administrative expenses                  98,633       94,517
                                                        ----------   ----------
     OPERATING INCOME                                       41,323       45,942
                                                        ----------   ----------
Other (income) expense:
     Interest income                                          (518)        (557)
     Interest expense                                        7,395        7,581
     Other, net                                                425        1,593
     Minority interest                                         176           (4)
                                                        ----------   ----------
                                                             7,478        8,613
                                                        ----------   ----------
      INCOME BEFORE INCOME TAXES                            33,845       37,329
Provision for income taxes                                  11,728       13,692
                                                        ----------   ----------
     NET INCOME                                         $   22,117   $   23,637
                                                        ==========   ==========
BASIC EARNINGS PER SHARE
     NET INCOME                                         $      .83   $      .90
                                                        ==========   ==========
Weighted average number of shares                           26,497       26,395
                                                        ==========   ==========
DILUTED EARNINGS PER SHARE
     NET INCOME                                         $      .82   $      .89
                                                        ==========   ==========
Weighted average number of shares                           26,850       26,585
                                                        ==========   ==========
      Dividends per common share                        $    .1800   $    .2075
                                                        ==========   ==========

          See accompanying notes to consolidated financial statements.

                     WATTS INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Thousands)
                                   (Unaudited)

                                                                         Nine Months Ended
                                                                      -----------------------
                                                                      Sept. 30,     Sept. 30,
                                                                         2001          2000
                                                                      ----------    ----------
OPERATING ACTIVITIES
     Net income                                                       $   22,117    $   23,637
     Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation                                                      14,720        12,769
        Amortization                                                       2,676         2,381
        Deferred income taxes                                               --            (160)
        Gain / (Loss) on disposal of assets                                   32          (276)
        Equity in undistributed earnings (loss) of affiliates                 13          (102)
        Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
           Accounts receivable                                             2,756        (7,460)
           Inventories                                                       403         1,377
           Prepaid  expenses and other assets                               (860)        5,945
           Accounts payable, accrued expenses and other liabilities       (8,413)         (158)
                                                                      ----------    ----------
     Net cash provided by operating activities                            33,444        37,953
                                                                      ----------    ----------
INVESTING ACTIVITIES
     Additions to property, plant and equipment                          (11,539)      (11,390)
     Proceeds from sale of property, plant and equipment                      85         1,722
     Business acquisitions, net of cash acquired                         (43,377)       (9,387)
     Decrease/(Increase) in other assets                                     248          (558)
                                                                      ----------    ----------
     Net cash used in investing activities                               (54,583)      (19,613)
                                                                      ----------    ----------
FINANCING ACTIVITIES
     Proceeds from long-term borrowings                                   96,704        51,755
     Payments of long-term debt                                          (68,972)      (63,946)
     Proceeds from exercise of stock options                               1,180           359
     Dividends                                                            (4,842)       (5,517)
     Purchase of treasury stock                                             (360)         --
                                                                      ----------    ----------
     Net cash provided by (used in) financing activities                  23,710       (17,349)
                                                                      ----------    ----------
Effect of exchange rate changes on cash and cash equivalents                (915)         (649)
Net cash used in discontinued operations                                  (1,516)       (2,237)
                                                                      ----------    ----------
CHANGE  IN CASH AND CASH EQUIVALENTS                                         140        (1,895)
Cash and cash equivalents at beginning of period                          15,235        13,016
                                                                      ----------    ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $   15,375    $   11,121
                                                                      ==========    ==========


NON CASH INVESTING AND FINANCING ACTIVITIES
     Acquisitions of businesses:
           Fair value of assets acquired                              $   64,146    $   10,232
           Cash Paid                                                      43,377         9,387
                                                                      ----------    ----------
           Liabilities Assumed                                            20,769           845

     Change in fair market value of derivatives                       $       77    $     --

See accompanying notes to consolidated financial statements.

WATTS INDUSTRIES, INC. AND SUBSIDIARIES
---------------------------------------
Notes to Consolidated Financial Statements
------------------------------------------
(Unaudited)
-----------

1. In the opinion of management, the accompanying unaudited, consolidated financial statements contain all necessary adjustments, consisting only of adjustments of a normal recurring nature, to present fairly Watts Industries, Inc.'s Consolidated Balance Sheet as of September 30, 2001, its Consolidated Statements of Income for the three and nine months ended September 30, 2001 and 2000, and its Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and 2000.

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

2. The Company's shipping and handling costs included in selling, general and administrative expense amounted to $5,459,000 and $4,663,000 for the three months ended September 30, 2001 and 2000, respectively, and $16,180,000 and $14,260,000 for the nine months ended September 30, 2001 and 2000, respectively.

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

      The Company adopted SFAS No. 141 and certain provisions of SFAS No. 142 in connection with the acquisition of the assets of Powers Process Controls. Please refer to the New Accounting Standards Section of Management's Discussion and Analysis for a more complete discussion of SFAS No. 141 and SFAS No. 142.

Foreign Currency Risk
---------------------

      Certain forecasted transactions, primarily intercompany sales between the United States and Canada, and assets are exposed to foreign currency risk. The Company monitors its foreign currency exposures on an ongoing basis to maximize the overall effectiveness of its foreign currency hedge positions. For the nine months ended September 30, 2001, the Company used foreign currency forward contracts as a means of hedging exposure to foreign currency risks. The Company's foreign currency forwards have been designated and qualify as cash flow hedges under the criteria of SFAS 133. SFAS 133 requires that changes in fair value of derivatives that qualify as cash flow hedges be recognized in other comprehensive income, while the ineffective portion of the derivative's change in fair value be recognized immediately in earnings. The net gain on these contracts recorded in other comprehensive income for the three months ended September 30, 2001 was $29,000 and for the nine months ended September 30, 2001 was $55,000.

Interest Rate Risk
------------------

      The Company uses interest rate swaps as an economic hedge on forecasted interest costs. SFAS 133 requires that unrealized gains and losses on derivatives not qualifying for hedge accounting be recognized currently in earnings. During the quarter ended September 30, 2001, the Company entered into an interest rate swap for its $75,000,000 notes. The Company swapped the fixed interest rate of 8 3/8% to floating LIBOR plus 3.74%. The term of the swap matches the maturity date of the notes (December 2003). The fair value of this swap at September 30, 2001 was approximately $1.5 million. This swap qualifies for hedge accounting treatment. The Company has a swap that converts 10 million Euro of its variable rate debt in Europe to a fixed rate of 4.3%. This swap does not qualify for hedge accounting. For the three months ended September 30, 2001, the Company recorded $52,000 to interest income and for the nine months ended September 30, 2001 recorded $125,000 to interest income to reflect the change in the fair value of its interest rate swaps.

Other Derivatives
-----------------

      The Company also utilizes, on a limited basis, certain commodity derivatives, primarily on copper used in its manufacturing process, to hedge the cost of its anticipated production requirements. The Company did not utilize any commodity derivatives for the nine months ended September 30, 2001.

4. The following tables set forth the reconciliation of the calculation of earnings per share:

                                        For the Three Months Ended September 30, 2001
                                        ---------------------------------------------
                                           Income             Shares        Per Share
                                        (Numerator)        (Denominator)      Amount
                                        -----------        -------------      ------
Basic EPS
---------
Net Income                               $7,809,000          26,527,312       $0.29

Effect of Dilutive Securities
-----------------------------
Common Stock Equivalents                         --             310,852          --
                                         ----------          ----------       -----
Diluted EPS                              $7,809,000          26,838,164       $0.29
                                         ==========          ==========       =====

                                        For the Three Months Ended September 30, 2000
                                        ---------------------------------------------
                                           Income             Shares        Per Share
                                        (Numerator)        (Denominator)      Amount
                                        -----------        -------------      ------
Basic EPS
---------
Net Income                               $7,670,000          26,404,463       $0.29

Effect of Dilutive Securities
-----------------------------
Common Stock Equivalents                         --             108,567          --
                                         ----------          ----------       -----
Diluted EPS                              $7,670,000          26,513,030       $0.29
                                         ==========          ==========       =====

      Stock options to purchase 758,803 and 1,592,396 shares of common stock were outstanding as of September 30, 2001 and 2000, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and therefore, the effect would have been antidilutive.

                                        For the Nine Months Ended September 30, 2001
                                        ---------------------------------------------
                                           Income             Shares        Per Share
                                        (Numerator)        (Denominator)      Amount
                                        -----------        -------------      ------
Basic EPS
---------
Net Income                               $22,117,000         26,496,534       $ 0.83

Effect of Dilutive Securities
-----------------------------
Common Stock Equivalents                          --            352,972        (0.01)
                                         -----------         ----------       ------
Diluted EPS                              $22,117,000         26,849,506       $ 0.82
                                         ===========         ==========       ======

                                        For the Nine Months Ended September 30, 2001
                                        ---------------------------------------------
                                           Income             Shares        Per Share
                                        (Numerator)        (Denominator)      Amount
                                        -----------        -------------      ------
Basic EPS
---------
Net Income                               $23,637,000         26,395,133       $ 0.90

Effect of Dilutive Securities
-----------------------------
Common Stock Equivalents                          --            189,763        (0.01)
                                         -----------         ----------       ------
Diluted EPS                              $23,637,000         26,584,896       $ 0.89
                                         ===========         ==========       ======

      Stock options to purchase 549,933 and 887,938 shares of common stock were outstanding as of September 30, 2001 and 2000, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and therefore, the effect would have been antidilutive.

5. Segment Information - the following table presents certain operating segment information:

(Thousands of dollars)

Three months ended               North                                    Corporate/
September 30, 2001:             America    Europe     Asia     Other     Consolidated
-------------------             -------    ------     ----    -------    ------------
Net Sales                       $103,635   $31,474   $2,900   $    --      $138,009
Operating income                  12,631     3,777      118    (2,094)       14,432
Capital Expenditures               1,927       544      131        --         2,602
Depreciation and Amortization      3,895     1,699      185        --         5,779

Three Months Ended
September 30, 2000:
-------------------

Net Sales                       $ 99,557   $23,286   $2,813   $    --      $125,656
Operating income                  14,046     3,150      182    (2,281)       15,097
Capital Expenditures               3,281     1,265        1        --         4,547
Depreciation and Amortization      3,612     1,217      184        --         5,013

Nine Months Ended
September 30, 2001:
-------------------

Net Sales                       $310,873   $89,249   $9,374   $    --      $409,496
Operating income                  38,054     9,548      415    (6,694)       41,323
Capital Expenditures               8,532     1,623    1,384        --        11,539
Depreciation and Amortization     11,969     4,883      544        --        17,396

Nine Months Ended
September 30, 2000:
-------------------

Net Sales                       $301,275   $77,809   $9,407   $    --      $388,491
Operating income                  41,913    10,798      383    (7,152)       45,942
Capital Expenditures               8,860     2,457       73        --        11,390
Depreciation and Amortization     10,708     3,890      552        --        15,150

      The above operating segments are presented on a basis consistent with the presentation included in the Company's December 31, 2000 consolidated financial statements. The following table contains additional segment information.

                                North America   Europe      Asia    Consolidated
                                -------------   ------      ----    ------------
Nine Months Ended
September 30, 2001
------------------

Identifiable Assets             $349,395       $162,368   $24,651     $536,414

Twelve Months Ended
December 31, 2000
-----------------

Identifiable Assets             $332,621       $125,213   $24,191     $482,025

6. The accumulated balances for the components of the Other Comprehensive Income/(Loss) are:

                                                          Accumulated
                                Foreign                     Other
                               Currency     Cash Flow    Comprehensive
                              Translation    Hedges      Income/(Loss)

Balance December 31, 1999       (15,199)        --         (15,199)
Change in period                 (3,098)        --          (3,098)
                                -------       ----         -------
Balance March 31, 2000          (18,297)        --         (18,297)
                                -------       ----         -------
Change in period                   (659)        --            (659)
                                -------       ----         -------
Balance June 30, 2000           (18,956)        --         (18,956)
                                -------       ----         -------

Change in Period                 (4,619)        --          (4,619)
                                -------       ----         -------
Balance September 30, 2000      (23,575)        --         (23,575)
                                =======       ====         =======

Balance December 31, 2000       (19,728)        --         (19,728)
Change in period                 (5,034)       160          (4,874)
                                -------       ----         -------
Balance March 31, 2001          (24,762)       160         (24,602)
                                -------       ----         -------
Change in period                 (1,969)      (134)         (2,103)
                                -------       ----         -------
Balance June 30, 2001           (26,731)        26         (26,705)
                                -------       ----         -------

Change in period                  4,770         29           4,799
                                -------       ----         -------
Balance September 30, 2001      (21,961)        55         (21,906)
                                =======       ====         =======

      Accumulated other comprehensive income/(loss) in the Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000 consists of cumulative translation adjustments and as of September 30, 2001 changes in the fair value of certain financial instruments which qualify for hedge accounting as required by SFAS 133. The Company's total comprehensive income was as follows:

                                                    Three Months Ended September 30,
                                                           2001         2000
                                                           ----         ----
Net Income                                               $ 7,809      $ 7,670
Unrealized Gains Derivative Instruments, Net of Tax           29           --
Foreign Currency Translation Adjustments                   4,770       (4,619)
                                                         -------      -------
Total Comprehensive Income                               $12,608      $ 3,051
                                                         =======      =======

                                                      Nine Months Ended September 30,
                                                           2001           2000
                                                           ----           ----
Net Income                                               $ 22,117       $ 23,637
Unrealized Gains Derivative Instruments, Net of Tax            55             --
Foreign Currency Translation Adjustments                   (2,233)        (8,376)
                                                         --------       --------
Total Comprehensive Income                               $ 19,939       $ 15,261
                                                         ========       ========

7. Acquisitions

      On September 28, 2001, a wholly-owned subsidiary of the Company acquired the assets of the Powers Process Controls Division of Mark Controls Corporation, a subsidiary of Crane Co. located in Skokie, Illinois and Mississauga, Ontario, Canada for approximately $13 million in cash. The September 30, 2001 Consolidated Balance Sheet of the Company contains a preliminary purchase price allocation of the Powers acquisition, consistent with the guidelines in SFAS 141 and SFAS 142. Powers designs and manufactures thermostatic mixing valves for personal safety and process control applications in commercial and institutional facilities. It also manufactures control valves and commercial plumbing brass products including shower valves and lavatory faucets. Powers annualized sales prior to the acquisition were approximately $20 million.

      On June 13, 2001, a wholly-owned subsidiary of the Company acquired Premier Manufactured Systems, Inc., located in Phoenix, Arizona for approximately $5 million in cash. Premier manufactures water filtration systems for both residential and commercial applications and other filtration products including under-the-counter Ultraviolet filtration as well as a variety of Sediment and Carbon filters. Premier's annualized sales prior to the acquisition were approximately $10 million.

      On June 1, 2001, a wholly-owned subsidiary of the Company acquired Fimet S.r.l. (Fabbrica Italiana Manometri e Termometri) located in Milan, Italy and its wholly-owned subsidiary, MTB AD, which is located in Bulgaria for approximately $6 million (U.S.). The acquired business manufactures pressure and temperature gauges for use in the HVAC market. Fimet's annualized sales prior to the acquisition were approximately 10 million Euro.

      On January 5, 2001, the Company acquired Dumser Metallbau GmbH & Co. KG located in Landau, Germany for approximately $20 million (U.S.). The main products of Dumser include brass, steel and stainless steel manifolds used as a prime distribution device in hydronic heating systems. Dumser had approximately $24 million (U.S.) in total sales for the twelve months ended December 31, 2000. Dumser has a 51% controlling share of Stern Rubunetti, which had annual sales prior to the acquisition of $4 million (U.S.). Stern Rubunetti is an Italian manufacturing company producing brass components located in Brescia, Italy.

      On August 30, 2000, a wholly-owned subsidiary of the Company acquired certain assets of Chiles Power Supply and Bask LLC, doing business as Heatway, located in Springfield, Missouri for approximately $3 million in cash. The acquired business, now operating under the name Watts Radiant, manufactures and distributes a complete line of hydronic and electric radiant heating and snow melting systems. Heatway's annualized sales prior to the acquisition were approximately $11 million.

      On May 12, 2000, a wholly-owned subsidiary of the Company acquired McCraney, Inc., located in Santa Ana, California for approximately $7 million in cash. McCraney, doing business as Spacemaker, manufactures a complete line of seismic restraint straps for water heaters as well as water heater stands and enclosures. Spacemaker's twelve months sales prior to the acquisition were approximately $5 million.

8. Contingencies

      In April 1998, the Company became aware of a complaint that was filed under seal in the State of California alleging violations of the California False Claims Act. The complaint alleges that a former subsidiary of the Company sold products utilized in municipal water systems which failed to meet contractually specified standards and falsely certified that such standards had been met. The complaint further alleges that the municipal entities have suffered tens of millions of dollars in damages as a result of defective products and seeks treble damages, reimbursement of legal costs and penalties. In June 2001, the Company and the other defendants reached a proposed settlement with one of the municipal entities, the Los Angeles Department of Water and Power ("LADWP") in the James Jones case (Los Angeles Department of Water and Power, ex rel. Nora Amenta v. James Jones Company, et al). A proposed settlement has now been approved by the California Superior Court and submitted to the Los Angeles Board of Water and Power Commissioners for approval. The Company is vigorously contesting this matter. Other lawsuits and proceedings or claims, arising from the ordinary course of operations, are also pending or threatened against the Company and its subsidiaries.

      The Company has established reserves, which it presently believes are adequate in light of probable and estimable exposure to pending and threatened litigation of which it has knowledge. However, resolution of any such matters during a specific reporting period could have a material effect on the Quarterly or Annual operating results for that period. Also see Part II, Item 1.

Item 2. Management's Discussions and Analysis of Financial Condition and Results
        ------------------------------------------------------------------------
        of Operations
        -------------

Recent Developments
-------------------

      On September 28, 2001, a wholly-owned subsidiary of the Company acquired the assets of the Powers Process Controls Division of Mark Controls Corporation, a subsidiary of Crane Co. located in Skokie, Illinois and Mississauga, Ontario, Canada for approximately $13 million in cash. The September 30, 2001 Consolidated Balance Sheet of the Company contains a preliminary purchase price allocation of the Powers acquisition, consistent with the guidelines in SFAS 141 and SFAS 142. Powers designs and manufactures thermostatic mixing valves for personal safety and process control applications in commercial and institutional facilities. It also manufactures control valves and commercial plumbing brass products including shower valves and lavatory faucets. Powers annualized sales prior to the acquisition were approximately $20 million.

      On June 13, 2001, a wholly-owned subsidiary of the Company acquired Premier Manufactured Systems, Inc., located in Phoenix, Arizona for approximately $5 million in cash. Premier manufactures water filtration systems for both residential and commercial applications and other filtration products including under-the-counter Ultraviolet filtration as well as a variety of Sediment and Carbon filters. Premier's annualized sales prior to the acquisition were approximately $10 million.

      On June 1, 2001, a wholly-owned subsidiary of the Company acquired Fimet S.r.l. (Fabbrica Italiana Manometri e Termometri) located in Milan, Italy and its wholly-owned subsidiary, MTB AD, which is located in Bulgaria for approximately $6 million (U.S.). The acquired business manufactures pressure and temperature gauges for use in the HVAC market. Fimet's annualized sales prior to the acquisition were approximately 10 million Euro.

      On January 5, 2001, the Company acquired Dumser Metallbau GmbH & Co. KG located in Landau, Germany for approximately $20 million (U.S.). The main products of Dumser include brass, steel and stainless steel manifolds used as a prime distribution device in hydronic heating systems. Dumser had approximately $24 million (U.S.) in total sales for the twelve months ended December 31, 2000. Dumser has a 51% controlling share of Stern Rubunetti, which had annual sales prior to the acquisition of $4 million (U.S.). Stern Rubunetti is an Italian manufacturing company producing brass components located in Brescia, Italy.

Three Months Ended September 30, 2001 Compared to
-------------------------------------------------
Three Months Ended September 30, 2000
-------------------------------------

      Net sales for the three months ended September 30, 2001 increased $12,353,000 (9.8%) to $138,009,000 compared to the same period in 2000. The increase in net sales is attributable to the following:

      Internal Growth       $ (1,831)          (1.5%)
      Acquisitions            13,640           10.9%
      Foreign Exchange           544            0.4%
                            --------           ----
      Total Change          $ 12,353            9.8%
                            ========           ====

      The decrease in net sales from internal growth is attributable to decreased unit sales to European and North American Plumbing and Heating wholesalers. This is a result of the continued softness in the North American plumbing market and the weakness in the European economies. These decreases were partially offset by increased unit sales to the North American Retail Home Improvement market. The growth in net sales from acquired businesses is due to the inclusion of the net sales from Premier Manufactured Systems of Phoenix, Arizona, acquired on June 13, 2001, Fimet of Milan, Italy, acquired on June 1, 2001, Dumser Metallbau GmbH &

Co. KG of Landau, Germany, acquired on January 5, 2001, the business acquired from Chiles Power Supply and Bask, LLC of Springfield, Missouri, now doing business as Watts Radiant, acquired on August 30, 2000. The increase in foreign exchange is due primarily to the Euro being at a higher rate compared to the same period in 2000.

      Watts monitors its net sales in three geographical segments: North America, Europe and Asia. As outlined below, North America, Europe and Asia accounted for 75.1%, 22.8% and 2.1% of net sales, respectively, in the three months ended September 30, 2001 compared to 79.2%, 18.5% and 2.3%, respectively, in the three months ended September 30, 2000. The Company's net sales in these groups for the three months ended September 30, 2001 and 2000 were as follows:

                          9/30/01       9/30/00       Change
                          -------       -------       ------
      North America      $103,635      $ 99,557      $ 4,078
      Europe               31,474        23,286        8,188
      Asia                  2,900         2,813           87
                         --------      --------      -------
      Total              $138,009      $125,656      $12,353
                         ========      ========      =======

      The increase in North America's net sales is due to the Premier Manufactured Systems and Watts Radiant acquisitions and increased unit sales to the North American Retail Home Improvement market, partially offset by decreased units sales to Plumbing and Heating wholesalers. The increase in Europe's net sales is due to the acquisitions of Fimet and Dumser, partially offset by decreased unit sales to European Plumbing and Heating wholesalers. Excluding acquisitions, sales in the European market on a local currency basis were 7.1% below the comparable prior year period. The increase in Asia's net sales is due to increased domestic sales.

      Gross profit for the three months ended September 30, 2001 increased $1,087,000 (2.4%) and decreased as a percentage of net sales from 36.5% to 34.0%. The increase in gross profit is primarily attributable to the inclusion of the gross profit of acquired companies. Gross profit percentage reductions are attributable to the inclusion of some of the acquired companies, which operate at a lower gross margin than the rest of the Company, and to a less favorable product mix caused by the decreased unit sales to Plumbing and Heating wholesalers.

      Selling, general and administrative expenses increased $1,752,000 (5.7%) to $32,511,000. This increase is attributable to the inclusion of the selling, general and administrative expenses of acquired companies.

      Operating income for the three months ended September 30, 2001 decreased $665,000 (4.4%) to $14,432,000 compared to the same period in 2000 due to reduced gross profit. The Company's operating income by segment for the three months ended September 30, 2001 and 2000 were as follows:

                            9/30/01        9/30/00        Change
                            -------        -------        ------
      North America        $ 12,631       $ 14,046       $(1,415)
      Europe                  3,777          3,150           627
      Asia                      118            182           (64)
      Corporate/Other        (2,094)        (2,281)          187
                           --------       --------       -------
      Total                $ 14,432       $ 15,097       $  (665)
                           ========       ========       =======

      The decrease in North America operating income is primarily attributable to decreased unit sales to Plumbing and Heating wholesalers, partially offset by the inclusion of operating income from the acquired companies.

      Interest expense increased $113,000 in the quarter ended September 30, 2001 compared to the same period in 2000, primarily due to acquisition debt. The Company reduced interest expense by $125,000 in the quarter due to the swap of its $75,000,000 notes at 8.375% fixed to a floating rate of LIBOR plus 3.74%.

      The Company's effective tax rate for continuing operations decreased from 37.0% to 33.7%. The decrease is primarily attributable to statutory rate reductions affecting income tax in Canada as well as other tax planning opportunities.

      Net income for the three months ended September 30, 2001 increased $139,000 (1.8%) to $7,809,000 or $.29 per common share compared to $.29 per common share for the three months ended September 30, 2000 on a diluted basis.

Nine Months Ended September 30, 2001 Compared to
------------------------------------------------
Nine Months Ended September 30, 2000
------------------------------------

      Net sales for the nine months ended September 30, 2001 increased $21,005,000 (5.4%) to $409,496,000 compared to the same period in 2000. The increase in net sales is attributable to the following:

      Internal Growth       $ (8,254)         (2.1%)
      Acquisition             34,030           8.7%
      Foreign Exchange        (4,771)         (1.2%)
                            --------          ----
      Total Change          $ 21,005           5.4%
                            ========          ====

      The decrease in net sales from internal growth is attributable to decreased unit sales to North American and European Plumbing and Heating wholesalers resulting from the continued weakness in the North American plumbing market and the weakened European economy. These decreases were partially offset by increased unit sales in the North American Retail Home Improvement market. The growth in net sales from acquired businesses is due to the inclusion of the net sales from Premier Manufactured Systems of Phoenix, Arizona, acquired on June 13, 2001, Fimet of Milan, Italy, acquired on June 1, 2001, Dumser Metallbau GmbH & Co. KG of Landau, Germany, acquired on January 5, 2001, the business acquired from Chiles Power Supply and Bask, LLC of Springfield, Missouri, now doing business as Watts Radiant, acquired on August 30, 2000, and McCraney, Inc. of Santa Ana, California, doing business as Spacemaker, acquired on May 12, 2000. The decrease in foreign exchange is due primarily to the Euro devaluation against the U.S. dollar compared to the same period in 2000.

      Watts monitors its net sales in three geographical segments: North America, Europe and Asia. As outlined below, North America, Europe and Asia accounted for 75.9%, 21.8% and 2.3% of net sales, respectively, in the nine months ended September 30, 2001 compared to 77.6%, 20.0% and 2.4%, respectively, in the nine months ended in September 30, 2000. The Company's net sales in these groups for the nine months ended September 30, 2001 and 2000 were as follows:

                          9/30/01       9/30/00        Change
                          -------       -------        ------
      North America      $310,873      $301,275      $  9,598
      Europe               89,249        77,809        11,440
      Asia                  9,374         9,407           (33)
                         --------      --------      --------
      Total              $409,496      $388,491      $ 21,005
                         ========      ========      ========

      The increase in North America's net sales is due to the Premier Manufactured Systems, Watts Radiant, and Spacemaker acquisitions, as well as increased unit sales to the Retail Home Improvement market, partially offset by decreased unit sales to Plumbing and Heating wholesalers. The increase in Europe's net sales is due to the Fimet and Dumser acquisitions, partially offset by decreased unit sales to European Plumbing and Heating wholesalers and the Euro's devaluation against the U.S. dollar. Excluding acquisitions, sales in the European market on a local currency basis were 6.1% below the comparable prior year period.

      Gross profit for the nine months ended September 30, 2001 decreased $503,000 (0.4%) and decreased as a percentage of net sales from 36.2% to 34.2%. The decrease in gross profit is primarily attributable to decreased net sales to North American and European Plumbing and Heating wholesalers. Gross profit percentage reductions are attributable to the inclusion of acquired companies, of which some operate at a lower gross profit percentage than the remainder of the Company, and a less favorable product mix caused by decreased sales to the North American and European Plumbing and Heating wholesalers.

      Selling, general and administrative expenses increased $4,116,000 (4.4%) to $98,633,000. This increase is attributable to the inclusion of the selling, general and administrative expenses of acquired companies, partially offset by the lower exchange rate of the Euro relative to the U.S. dollar and reduced spending levels.

      Operating income for the nine months ended September 30, 2001 decreased $4,619,000 (10.1%) to $41,323,000 compared to the same period in 2000 due to reduced gross profit. The Company's operating income by segment for the nine months ended September 30, 2001 and 2000 were as follows:

                            9/30/01        9/30/00        Change
                            -------        -------        ------
      North America        $ 38,054       $ 41,913       $(3,859)
      Europe                  9,548         10,798        (1,250)
      Asia                      415            383            32
      Corporate/Other        (6,694)        (7,152)          458
                           --------       --------       -------
      Total                $ 41,323       $ 45,942       $(4,619)
                           ========       ========       =======

      The decrease in both North American and European operating income is due to decreased unit sales to plumbing and heating wholesalers. These decreases were partially offset by the operating earnings of acquired companies.

      Interest Expense for the nine months ended September 30, 2001 decreased $186,000 (2.5%) compared to the same period in 2000, primarily due to lower interest rates on variable rate indebtedness, despite the increased levels of debt due to acquisitions.

      Other income and expense for the nine months ended September 30, 2001 decreased $1,168,000 (73.3%).

      The Company's effective tax rate for continuing operations decreased from 36.7% to 34.7%. The decrease is primarily due to statutory rate reductions affecting income tax in Canada and other tax planning opportunities.

      Net income for the nine months ended September 30, 2001 decreased $1,520,000 (6.4%) to $22,117,000 or $.82 per common share compared to $.89 per common share for the nine months ended September 30, 2001 on a diluted basis.

Liquidity and Capital Resources
-------------------------------

      During the nine month period ended September 30, 2001 the Company generated $33,444,000 in cash flow from continuing operations, which was principally used to fund the purchase of $11,539,000 in capital equipment, contribute to the funding of acquisitions, and to pay cash dividends to common shareholders. Capital expenditures were primarily for manufacturing machinery and equipment as part of the Company's commitment to continuously improve its manufacturing capabilities. The Company's capital expenditure budget for the twelve months ended December 31, 2001 is $18,100,000. However, due to the weakness in the markets in which the Company serves, the Company is reducing its capital spending for fiscal 2001 and anticipates that capital spending will be several million dollars less than the originally approved budget.

      The Company invested $43,377,000 to acquire businesses during the nine months ended September 30, 2001. These acquisitions were Dumser Metallbau GmbH & Co. KG of Landau, Germany; Fimet S.r.l. of Milan, Italy; and Premier Manufactured Systems, Inc. of Phoenix, Arizona; and Powers Process Control of Skokie, Illinois and Mississauga, Ontario, Canada. The purchase price of these acquisitions was primarily funded through the Company's use of the domestic and foreign revolving lines of credit.

      The Company maintains a revolving line of credit facility of $100,000,000, which expires in March 2003, to support the Company's acquisition program, working capital requirements of acquired companies, and for general corporate purposes. As of September 30, 2001 long-term debt included $15,000,000 outstanding on the line of credit and the Company was in compliance with all covenants related to this facility.

      As of September 30, 2001, the Company maintained a syndicated credit facility with a group of European banks in the amount of 41,050,000 Euro. This credit facility has several tranches, one of which was reinstated in the current fiscal year, that provides credit to the Company through September, 2004. The purpose of this credit facility is to fund acquisitions in Europe, to support the working capital requirements of acquired companies, and for general corporate purposes. This line of credit was completely utilized as of September 30, 2001.

      Working capital as of September 30, 2001 was $152,495,000 compared to $137,142,000 at December 31, 2000. This increase is primarily attributable to the inclusion of working capital of acquired companies. The ratio of current assets to current liabilities was 2.4 to 1 at September 30, 2001 compared to 2.2 to 1 at December 31, 2000. Cash and cash equivalents were $15,375,000 at September 30, 2001 compared to $15,235,000 at December 31, 2000. The increase in long-term debt to $140,198,000 at September 30, 2001 from $105,377,000 at
December 31, 2000 was due to the funding of acquisitions of Powers Process Controls, Premier Manufactured Systems, Inc., Fimet, and Dumser. Debt as a percentage of total capital employed (short-term and long-term debt as a percentage of the sum of short-term and long-term debt plus equity) was 36.8% at September 30, 2001 compared to 31.4% at December 31, 2000.

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

Conversion to the Euro
----------------------

      On January 1, 1999, 11 of the 15 member countries of the European Union adopted the Euro as their common legal currency and established fixed conversion rates between their existing sovereign currencies and the Euro. The Euro trades on currency exchanges and is available for non-cash transactions. The Euro affects the Company as the Company has manufacturing and distribution facilities in several of the member countries and trades extensively across Europe. The long-term competitive implications of the conversion are currently being assessed by the Company, however the Company has experienced an immediate reduction in the risks associated with foreign exchange. At this time, the Company is not anticipating that any significant costs will be incurred due to the introduction and conversion to the Euro. The Company is currently able to make and receive payments in Euro and will convert financial and information technology systems to be able to use the Euro as its base currency in relevant markets prior to January 1, 2002.

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

      In January 2001, the EITF reached a consensus on Issue 00-22, Accounting for "Points" and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future. Issue 00-22 requires that certain volume-based cash rebates to customers currently recognized as marketing costs be classified as a reduction of revenue. The consensus was effective for the first quarter of 2001 and was not material to our consolidated financial statements.

      In April 2001, the EITF reached a consensus on Issue 00-25, Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services. EITF 00-25 addresses the income statement classification of consideration, other than that directly addressed in Issue 00-14, from a vendor to a reseller, or another party that purchases the vendor's products. Among its requirements, the consensus will require certain of our customer promotional incentives currently classified as marketing costs to be classified as a reduction of revenue. The consensus is effective for fiscal 2002. The Company is currently assessing the impact of adopting Issue 00-25, but anticipates no material change to our consolidated financial statements.

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

      In August 2001, the FASB issued Financial Accounting Standards Board Statement No. 143, Accounting for Asset Retirement Obligations ("FAS 143") which requires companies to record the fair value of an asset retirement obligation as a liability in the period it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and or normal use of the assets. The company must also record a corresponding increase in the carrying value of the related long-lived asset and depreciate that cost over the remaining useful life of the asset. The liability must be increased each period for the passage of time with the offset recorded as an operating expense. The liability must also be adjusted for changes in the estimated future cash flows underlying the initial fair value measurement. Companies must also recognize a gain or loss on the settlement of the liability. The provisions of FAS 143 are effective for fiscal years beginning after June 15, 2002. At the date of the adoption of FAS 143, companies are required to recognize a liability for all existing asset retirement obligations and the associated asset retirement costs. The Company is currently evaluating the effect that the adoption of FAS 143 will have on its results of operations and its financial position.

      In August 2001, the FASB issued Financial Accounting Standards Board Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144") which addresses the accounting and reporting for the impairment or disposal of long-lived assets. FAS 144 supercedes Financial Accounting Standards Board Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to be Disposed Of ("FAS 121") but retains many of the fundamental provisions of FAS 121. FAS 144 also supercedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30") for the disposal of a segment of a business. However, FAS 144 retains the requirements of APB 30 to report discontinued operations separately and extends that reporting requirement to components of an entity that has either been disposed of or is classified as held for sale. FAS 144 excludes goodwill and other intangibles that are not amortized from its scope. For assets to be held and used, FAS 144 addresses how cash flows should be estimated to test the recoverability of an asset or group of assets, clarifies how an impairment loss should be allocated, and creates a requirement to use an expected present value technique to estimate fair value if market prices are not available and uncertainties exist about the timing and amount of future cash flows. For long-lived assets to be disposed of by sale, FAS 144 establishes the criteria to be met to qualify for this classification, defines the timing of when the related sale must be consummated, eliminates the net realizable value measurement approach for segments of a business and certain acquired assets in a business combination, and defines costs to sell the asset. The provisions of FAS 144 are effective for fiscal years beginning after December 15, 2001 and are generally to be applied prospectively. The Company is currently evaluating the effect that the adoption of FAS 144 will have on its results of operations and its financial position.

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

      The Company has historically had a very low exposure to changes in interest rates. Interest rate swaps are used to mitigate the impact of interest rate fluctuations on certain variable rate debt instruments. However, the Company's senior notes and its U.S. revolving line of credit are subject to the impact of changes in interest rates.

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

James Jones Litigation
----------------------

      On June 25, 1997, Nora Armenta sued James Jones Company, Watts Industries, Inc., which formerly owned James Jones, Mueller Co., and Tyco International (U.S.) Inc. in the California Superior Court for Los Angeles County with a complaint that sought tens of millions of dollars in damages. By this complaint and an amended complaint filed on November 4, 1998 ("First Amended Complaint"), Armenta, a former employee of James Jones, sued on behalf of 34 municipalities as a qui tam plaintiff under the California False Claims Act. Late in 1998, the Los Angeles Department of Water and Power ("LADWP") intervened. To date, less than half a dozen of the original thirty-four municipalities have subsequently intervened. In December, 2000, the court allowed the Realtor to file a Second Amended Complaint, which added a number of new cities and water districts as plaintiffs and brought the total number of plaintiffs to 161.

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

      The LADWP's intervention filed on December 9, 1998 adopted the First Amended Complaint and added claims for breach of contract, fraud and deceit, negligent misrepresentation, and unjust enrichment. The LADWP seeks past and future reimbursement costs, punitive damages, contract difference in value damages, treble damages, civil penalties under the False Claims Act and costs of the suit.

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

      In June, 2001, the Company and the other defendants reached a proposed settlement with the LADWP, one of the plaintiffs, which has now been approved by the California Superior Court and submitted to the Los Angeles Board of Water and Power Commissioners for approval.

On January 19, 2001, the California False Claims Act claims filed by the City of Pomona were dismissed. The California Court of Appeal reversed this dismissal, and the California Supreme Court declined to review this reversal.

      After the Company's insurers had denied coverage for the claims in this case, the Company filed a complaint in the California Superior Court against its insurers for coverage. The James Jones Company filed a similar complaint, and on October 30, 2001 the California Superior Court ruled that Zurich American Insurance Company must pay all reasonable defense costs incurred by the Company in the James Jones case since April 23, 1998 as well as the Company's future defense costs in this case until its final resolution. The Company is currently unable to predict the outcome of the litigation relating to insurance coverage.

      Based on management's assessment, the Company does not believe that the ultimate outcome of the James Jones case will have a material adverse effect on its liquidity, financial condition or results of operations. The Company intends to continue to contest vigorously the James Jones case and its related litigation.

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

(b) Reports filed on Form 8-K during the Quarter ended September 30, 2001.

There were no reports filed on Form 8-K with the Securities and Exchange Commission during the quarter ending September 30, 2001.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  WATTS INDUSTRIES, INC.


Date: November 13, 2001                By: /s/ Timothy P. Horne
      -----------------                    --------------------
                                           Timothy P. Horne
                                           Chairman and Chief Executive Officer


Date: November 13, 2001                By: /s/ William C. McCartney
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