Form 10-K
period 2001-12-31
WATTS INDUSTRIES INC
filed 2002-03-14
CIK 795403

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                       For the fiscal year ended 12/31/01

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      Aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant on February 14, 2002 was $289,132,253.

      As of February 14, 2002, 17,792,754 shares of Class A Common Stock, $.10 par value, 8,735,224 shares of Class B Common Stock, $.10 par value, of the Registrant were outstanding.

Documents Incorporated by Reference
-----------------------------------

      Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on April 23, 2002, are incorporated by reference into
Part III of this Report.

                                     PART I
                                     ------

Item 1.  BUSINESS.
         ---------


General
-------

      Watts Industries, Inc., (the "Company") designs, manufactures and sells an extensive line of valves and other products for the water quality, water safety, water flow control and water conservation markets. The Company is a leading manufacturer and supplier of these products in both North America and Europe. The Company's growth strategy emphasizes expanding brand preference with customers, focusing on code development and enforcement, developing new valve products and entering into new markets for specialized valves and related products through diversification of its existing business, strategic acquisitions in related business areas, both domestically and abroad, and continued development of products and services for the home improvement, do-it-yourself (DIY) retail market. Watts has focused on the valve industry since its inception in 1874, when it was founded to design and produce steam regulators for New England textile mills and power plants. The Company was incorporated in Delaware in 1985.

      The business description that follows describes the general development of the Company's water markets, which it has addressed primarily through the plumbing and heating and water quality products business for fiscal 2001. The Company's former industrial and oil and gas businesses were spun-off from the Company on October 18, 1999 and are included as discontinued operations. See
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information on these discontinued operations.

      The Company's plumbing and heating and water quality product lines include temperature and pressure safety relief valves; water pressure regulators; backflow preventers for preventing contamination of potable water caused by reverse flow within water supply lines and fire protection equipment; thermostatic mixing valves, ball valves, automatic control valves, water distribution manifolds, thermostatic radiator valves, check valves, and valves for water service primarily in residential and commercial environments; metal and plastic water supply/drainage products including stop valves, tubular brass products, faucets, drains, sink strainers, compression and flare fittings; plastic tubing and braided metal hose connectors for residential construction and home repair and remodeling; drain systems for laboratory drainage and high purity process installations; water heater seismic-restraint straps, and water heater stands and enclosures; hydronic and electric radiant heating and snow melting systems; residential and commercial water filtration and reverse osmosis systems; and pressure and temperature gauges for use in the HVAC market.

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

Recent Developments
-------------------

      On January 5, 2001, a wholly owned subsidiary of the Company acquired Dumser Metallbau GmbH & Co. KG located in Landau, Germany. The main products of Dumser are brass, steel, and stainless steel manifolds used as the prime distribution device in hydronic heating systems, for which it has gained the reputation as a market leader in the European hydronic heating industry. A second range of products produced by Dumser are "Boiler Sets" which comprise a wall-mounted cabinet to be installed in the vicinity of the boiler, containing the factory assembled set of the circulation pump, as well as the pressure, temperature and flow controls. Dumser has a 51% controlling share of Stern Rubinetti, a $4 million Italian manufacturing company producing brass components located in Brescia, Italy. Dumser's annualized sales prior to the acquisition were approximately $24 million.

      On June 1, 2001, a wholly owned subsidiary of the Company acquired Fimet S.r.l. (Fabbrica Italiana Manometri e Termometri) located in Milan, Italy and a 100% Fimet owned subsidiary, MTB AD, located in Bulgaria. Fimet is recognized as a leading European manufacturer of pressure and temperature gauges for use in the HVAC market. The range of gauges is one of the most comprehensive in the industry with applications from water and air-operated systems to more sophisticated oil-filled and remote sensing gauges required by industrial applications. Fimet's annualized sales prior to the acquisition were approximately $9 million.

      On June 13, 2001, a wholly owned subsidiary of the Company acquired Premier Manufactured Systems, Inc. located in Phoenix, Arizona. Premier manufactures water filtration systems for both residential and commercial applications. Premier's leading line of products consists of reverse osmosis filtration systems employing membrane technology. It also manufactures other filtration products including under-the-counter ultraviolet filtration technology as well as a variety of sediment and carbon filters. Premier's annualized sales prior to the acquisition were approximately $10 million.

      On September 28, 2001, a wholly owned subsidiary of the Company acquired the assets of the Powers Process Controls Division of Mark Controls Corporation, a subsidiary of Crane Co. located in Skokie, Illinois and Mississauga, Ontario, Canada. Powers designs and manufactures thermostatic mixing valves for personal safety and process control applications in commercial and institutional facilities, as well as control valves and commercial plumbing brass products including shower valves and lavatory faucets. Powers' annualized sales prior to the acquisition were approximately $20 million.

      On February 12, 2002, the Board of Directors approved an establishment of a 100% controlled brass and bronze valve manufacturing plant in Tianjin, China, for an estimated cost of $9,000,000. The Board ratified on February 12, 2002, the establishment of a 60% owned joint venture in the Shanghai provinces to support some of the Company's retail-oriented products, such as flexible hose connectors, plumbing fittings and under-the-sink products. The Company's investment for 60% of this joint venture is estimated to be $7,800,000.

      As previously announced, on October 18, 1999, the Company spun-off its industrial and oil and gas businesses into a separate publicly traded company, CIRCOR International, Inc. ("CIRCOR"). Under the terms of the spin-off transaction, the Company distributed to shareholders a tax-free dividend of one share of CIRCOR common stock for every two shares of Company common stock owned as of the record date by that shareholder (the "Distribution"). The Company continues to manufacture and distribute plumbing and heating and water quality products through its three geographic business segments: North America, Europe, and Asia.

Sales
-----

      The Company relies primarily on commissioned representative organizations, some of which maintain a consigned inventory of the Company's products, to market its product lines. These organizations, which accounted for approximately 69% of the Company's net sales in fiscal 2001, sell primarily to plumbing and heating wholesalers. The Company also sells products for the residential construction and home repair and remodeling industries through DIY plumbing retailers, national catalog distribution companies, hardware stores, building material outlets and retail home center chains ("DIY Markets") and through the Company's existing plumbing and heating wholesalers. In addition, the Company sells products directly to certain large original equipment manufacturers ("OEM's") and private label accounts. The Company believes that sales to the residential construction market may be subject to cyclical variations to a greater extent than its other targeted markets; however, because the Company sells into different geographic areas, to large and diverse customers, and has a large replacement market, the potential adverse effects from cyclical variations tend to be mitigated. No assurance can be given that the Company will be protected from a broad downturn in the economy. Although no single customer accounted for more than 10% of the Company's net sales in fiscal 2001, The Home Depot accounted for approximately $54.5 million or 9.8% of the total net sales. The second largest customer represents approximately 3.3% of the total net sales. The top ten customers account for approximately 26% of the total net sales; thousands of other customers comprise the remaining 74%.

Manufacturing
-------------

      The Company has fully integrated and highly automated manufacturing capabilities including bronze and iron foundry, machining, plastic injection molding and assembly operations. The Company's foundry operations include metal pouring systems, automatic core making, yellow brass forging and brass and bronze die castings. The Company's machining operations feature computer-controlled machine tools, high-speed chucking machines with robotics and automatic screw machines for machining bronze, brass and steel components. The Company has invested heavily in recent years to expand its manufacturing base and to ensure the availability of the most efficient and productive equipment. The Company is committed to maintaining its manufacturing equipment at a level consistent with current technology in order to maintain high levels of quality and manufacturing efficiencies. As part of this commitment, the Company has spent a total of $62,110,000 on capital expenditures over the last three and one half years. The Company has budgeted $18,700,000 for fiscal 2002 primarily for manufacturing machinery and equipment. The largest component of this budget is the establishment of a 100% controlled brass and bronze valve manufacturing plant in Tianjin, China, for an estimated cost of $9,000,000. See
Item 2. "Properties" below. The Company has substantially completed its implementation of an integrated enterprise-wide software system in its U.S. and Canadian locations with a focus on inventory management, production scheduling, and electronic data interchange. This has enabled the Company to provide better service to customers, improve working capital management, lower transaction costs, and improve e-commerce capabilities. Capital expenditures were $16,047,000, $14,238,000, $10,293,000 and $21,532,000 for fiscal 2001, 2000, six months ended December 31, 1999 ("1999.5") and the twelve months ended June 30, 1999, respectively. Depreciation and amortization for such periods were $23,675,000, $20,071,000, $9,225,000 and $17,456,000, respectively.

      The Company is committed to dramatically reducing the cost of its products during the next two years by consolidating plants in North America and Europe, while at the same time expanding manufacturing capacity in China beyond the Company's cast iron manufacturing joint venture (TWT) in Tianjin, China, of which the Company has a 60% controlling interest. Current projects include the consolidation of Powers Process Controls into the New Hampshire Webster Valve plant; consolidation of Fimet into the nearby plant in Biassono, Italy; and the consolidation of the existing German distribution company into the operations of Dumser Metallbau. In the fourth quarter of 2001, the Company recorded a $5,831,000 pre-tax charge for manufacturing restructuring costs, asset write-downs, and other related costs. In 2002, the Company anticipates an additional $6,000,000 to $8,000,000 pre-tax charge as the Company continues to implement this manufacturing restructuring plan.

Raw Materials
-------------

      Three significant raw materials used in the Company's production processes are bronze ingot, brass rod, and cast iron. While the Company historically has not experienced significant difficulties in obtaining these commodities in quantities sufficient for its operations, there have been significant changes in their prices. The Company's gross profit margins are adversely affected to the extent that the selling prices of its products do not increase proportionately with increases in the costs of bronze ingot, brass rod, and cast iron. Any significant unanticipated increase or decrease in the prices of these commodities could materially affect the Company's results of operations. The Company manages this risk by monitoring related market prices, working with its suppliers to achieve the maximum level of stability in their costs and related pricing, seeking alternative supply sources when necessary and passing increases in commodity costs to its customers, to the maximum extent possible, when they occur. Additionally, on a limited basis, the Company uses commodity futures contracts to manage this risk. The Company did not purchase any commodity future contracts during fiscal 2001 and there were none outstanding at December 31, 2001. No assurances can be given that such factors will protect the Company from future changes in the prices for such raw materials. See Item 7A. "Quantitative and Qualitative Disclosures About Market Risk."

Competition
-----------

      The domestic and international markets for valves are intensely competitive and include companies possessing greater financial, marketing and other resources than the Company. Management considers product quality, reputation, price, effectiveness of distribution and breadth of product line to be the primary competitive factors. The Company believes that new product development and product engineering are also important to success in the valve industry and that the Company's position in the industry is attributable in significant part to its ability to develop new and innovative products quickly and to adapt and enhance existing products. During fiscal 2001, the Company continued to develop new and innovative products to enhance market position and is continuing to implement manufacturing and design programs to reduce costs. The Company cannot be certain that its efforts to develop new products will be successful or that its customers will accept its new products. The Company employs approximately 46 engineers and technicians, excluding engineers working at TWT in Tianjin, China. Although the Company owns certain patents and trademarks that it considers to be of importance, it does not believe that its business and competitiveness as a whole is dependent on any one of its patents or trademarks or on patent or trademark protection generally.

      The Company's financial information by geographic business segment is contained in Note 17 of Notes to Consolidated Financial Statements incorporated herein by reference. From time to time, the Company's results of operations may be adversely affected by fluctuations in foreign exchange rates. Backlog was $25,076,000 at February 8, 2002 and $27,265,000 at February 9, 2001. The Company
does not believe that its backlog at any point in time is indicative of future operating results. The Company expects that available funds and funds provided from the Company's operations are sufficient to meet anticipated capital requirements. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" below as it relates to the impact of foreign exchange rates, capital requirements and financial information by geographic segment.

      As of December 31, 2001, the Company's domestic and foreign operations employed approximately 3,167 people, plus 732 employees at TWT in Tianjin, China. There are no employees that are covered by collective bargaining agreements in North America. European employees are subject to the traditional national collective bargaining agreements. The Company believes that its employee relations are good.

Executive Officers
------------------

Information with respect to the executive officers of the Company is set forth below:

Name                     Position                                            Age
----                     --------                                            ---
Timothy P. Horne         Chairman of the Board, Chief Executive Officer,     63
                         President and Director

William C. McCartney     Chief Financial Officer, Treasurer and Secretary    48

Michael O. Fifer         President of North American Operations              44

Robert T. McLaurin       Corporate Vice President of Asian Operations        71

Lester J. Taufen         General Counsel, Vice President of Legal Affairs    58
                         and Assistant Secretary

      Timothy P. Horne joined the Company in September 1959 and has been a Director since 1962. Mr. Horne served as the Company's President from 1976 to 1978, from 1994 to April 1997 and again since October 1999. He has served as Chief Executive Officer since 1978, and he became the Company's Chairman of the Board in April 1986.

      William C. McCartney joined the Company in 1985 as Controller. He was appointed the Company's Vice President of Finance in 1994 and served as Corporate Controller of the Company from April 1988 to December 1999. Mr. McCartney was appointed Chief Financial Officer, Treasurer and Secretary on January 1, 2000.

      Michael O. Fifer joined the Company in May 1994 and was appointed the Company's Vice President of Corporate Development. He was appointed President of North American Operations in October 1999. Prior to joining the Company, Mr. Fifer was Associate Director of Corporate Development with Dynatech Corp., a diversified high-tech manufacturer, from 1991 to April 1994.

      Robert T. McLaurin was appointed Corporate Vice President of Asian Operations in August 1994. He served as the Senior Vice President of Manufacturing of Watts Regulator Co. from 1983 to August 1994. He joined Watts Regulator Company as Vice President of Manufacturing in 1978.

      Lester J. Taufen joined the Company in January 1999 as Associate Corporate Counsel. He was appointed General Counsel and Vice President of Legal Affairs, and Assistant Secretary in January 2000. Prior to joining the Company, Mr. Taufen was employed for 13 years at Elf Atochem North America, Inc., a chemical manufacturing company, serving as Senior Counsel.

Product Liability, Environmental and Other Litigation Matters
-------------------------------------------------------------

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

James Jones Litigation

      On June 25, 1997, Nora Armenta sued James Jones Company, Watts Industries, Inc., which formerly owned James Jones, Mueller Co., and Tyco International (U.S.) Inc. in the California Superior Court for Los Angeles County with a complaint that sought tens of millions of dollars in damages. By this complaint and an amended complaint filed on November 4, 1998 ("First Amended Complaint"), Armenta, a former employee of James Jones, sued on behalf of 34 municipalities as a qui tam plaintiff, a Relator, under the California False Claims Act. Late in 1998, the Los Angeles Department of Water and Power ("LADWP") intervened. In December 2000, the court allowed the Relator to file a Second Amended Complaint, which added a number of new cities and water districts as plaintiffs and brought the total number of plaintiffs to 161. To date, 14 of the total number of plaintiffs have intervened.

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

      The LADWP's intervention filed on December 9, 1998 adopted the First Amended Complaint and added claims for breach of contract, fraud and deceit, negligent misrepresentation, and unjust enrichment. The LADWP also sought past and future reimbursement costs, punitive damages, contract difference in value damages, treble damages, civil penalties under the False Claims Act and costs of the suit.

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

      In addition, bronze that does not contain more than 8% lead, like '81 bronze, is approved for municipal and home plumbing systems by municipalities and national and local codes, and the Federal Environmental Protection Agency defines metal for pipe fittings with no more than 8% lead as "lead free" under
Section 1417 of the Federal Safe Drinking Water Act.

      In June 2001, the Company and the other defendants reached a proposed settlement with the LADWP, one of the plaintiffs, which was approved by the California Superior Court on October 31, 2001 and by the Los Angeles City Council on December 14, 2001. On January 19, 2001, the California False Claims Act claims filed by the City of Pomona were dismissed. The California Court of Appeal reversed this dismissal, and the California Supreme Court declined to review this reversal.

      After the Company's insurers had denied coverage for the claims in this case, the Company filed a complaint in the California Superior Court against its insurers for coverage. The James Jones Company filed a similar complaint, and, on October 30, 2001, the California Superior Court ruled that Zurich American Insurance Company must pay all reasonable defense costs incurred by the Company in the James Jones case since April 23, 1998 as well as the Company's future defense costs in this case until its final resolution. Zurich is contesting this ruling. The Company is currently unable to predict the outcome of the litigation relating to insurance coverage.

      Based on management's assessment, the Company does not believe that the ultimate outcome of the James Jones case will have a material adverse effect on its liquidity, financial condition or results of operations. While this assessment is based on all available information, litigation is inherently uncertain, and the actual liability to the Company to fully resolve this litigation cannot be predicted with any certainty. The Company intends to continue to contest vigorously the James Jones case and its related litigation.

Environmental

      The New York Attorney General ("NYAG"), on behalf of the New York State Department of Environmental Conservation ("NYSDEC"), has threatened litigation against the Company and approximately fifteen (15) other Potentially Responsible Parties ("PRPs") for the cost of closing, and controlling contamination from, the Babylon Landfill in Babylon, New York. The Company agreed to enter a tolling agreement with the NYAG to permit formation of a PRP group as a first step toward establishing a negotiation process. The NYAG has produced only a record of an interview in which a landfill employee stated that, before the Company had acquired the Jameco company, Jameco had delivered waste to the site in its own trucks. The Company knows of no other information connecting it or any predecessor to this site.

      On September 25, 2001, the United States Environmental Protection Agency ("EPA") issued a complaint and compliance order to the Watts Regulator Co., a wholly owned subsidiary of the Company, under the Resource Conservation and Recovery Act ("RCRA") with respect to a sand reclamation unit and the sand it generated at its Spindale, North Carolina facility. All requirements of this complaint and compliance order have been resolved by a Consent Agreement and Final Order filed on January 30, 2002, which requires payment of a $100,000 civil penalty and submissions of a closure report for the reclamation unit and a site assessment report for what became of the reclaimed sand which currently appears to have been used in a manner acceptable to the EPA.

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

Item 2.  PROPERTIES.
         -----------

      The Company maintains 33 facilities worldwide with its corporate headquarters located in North Andover, Massachusetts. The manufacturing operations include five casting foundries, two of which are located in the United States, one in Europe and two at TWT in Tianjin, China, and it maintains one yellow brass forging foundry located in Italy. Castings and forgings from these foundries and other components are machined and assembled into finished valves at 20 manufacturing facilities located in the United States, Canada, Europe and China. Many of these facilities contain sales offices or warehouses from which the Company ships finished goods to customers and commissioned representative organizations. All the Company's operating facilities and the related real estate are owned by the Company, except the buildings and land located in Tianjin, People's Republic of China which are leased by TWT under a lease agreement, the remaining term of which is approximately 24 years, the Company's manufacturing facility in Woodland, California, with a remaining lease term of 2 years, and the Company's acquired facility in Phoenix, Arizona, with a lease agreement expiring in 2002.

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

                                     PART II
                                     -------


Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         -----------------------------------------------------
         STOCKHOLDER MATTERS.
         --------------------

Market Information
------------------

      The following tabulation sets forth the high and low sales prices of the Company's Class A Common Stock on the New York Stock Exchange during fiscal 2001, fiscal 2000 and fiscal 1999.5 and cash dividends paid per share. The prices of the Company's Class A Common Stock reported below were retroactively adjusted to reflect the effect of the spin-off of CIRCOR on October 18, 1999. No adjustments were made to the dividends reported.


                                2001                               2000                              1999.5
                                ----                               ----                              ------
                      High      Low      Dividend         High      Low    Dividend          High     Low     Dividend
                      ----      ---      --------         ----      ---    --------          ----     ---     --------
First Quarter        $17.20    $11.75     $0.06          $15.75    $12.38   $.0875          $16.32   $13.07    $.0875
Second Quarter        18.10     14.15      0.06           13.38     10.38     0.06           16.09    12.63     .0875
Third Quarter         16.30     11.70      0.06           13.13      9.56     0.06               -        -         -
Fourth Quarter        15.40     12.75      0.06           13.88      9.75     0.06               -        -         -

      There is no established public trading market for the Class B Common Stock of the Company, which is held exclusively by members of the Horne family and management. The principal holders of such stock are subject to restrictions on transfer with respect to their shares. Each share of Class B Common Stock (10 votes per share) of the Company is convertible into one share of Class A Common Stock (1 vote per share). Aggregate common stock dividend payments for fiscal 2001, 2000 and 1999.5 were $6,422,000, $7,107,000 and $4,656,000, respectively.
While the Company presently intends to continue to pay cash dividends, the payment of future cash dividends depends upon the Board of Directors' assessment of the Company's earnings, financial condition, capital requirements and other factors.

      The number of record holders of the Company's Class A Common Stock as of February 14, 2002 was 141. The Company believes that the number of beneficial shareholders of the Company's Class A Common Stock was approximately 3,000 as of February 14, 2002. The number of record holders of the Company's Class B Common Stock as of February 14, 2002 was 9.

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

FIVE YEAR FINANCIAL SUMMARY
(Amounts in thousands, except per share information)


                                                 Twelve(1)     Twelve       Six(2)(3)       - -  - - Twelve Months - - - -
                                                 Months        Months       Months                      Ended
                                                 Ended         Ended        Ended                     June 30,
                                                 12/31/01      12/31/00     12/31/99       1999          1998        1997
                                                 --------      --------     --------       ----          ----        ----
Selected Data
Net sales                                        $548,940      $516,100     $261,019     $477,869     $444,735    $449,617
Income from continuing operations                  26,556        31,171       16,468       29,454       28,123      26,515
Income/(loss) from discontinued
   operations, net of taxes                             -       (7,170)      (1,226)        6,502       25,246      25,232
Net income                                         26,556        24,001       15,242       35,956       53,369      51,747
Total assets                                      520,470       482,025      487,078      637,742      552,896     526,366
Long-term debt, net of current portion            123,212       105,377      123,991      118,916       71,647      94,841
Income per share from continuing
   operations-diluted                                0.99          1.17         0.61         1.10         1.03        0.97
Income/(loss) per share from discontinued
   operations - diluted                                 -         (0.27)       (0.05)        0.24         0.92        0.92
Net income per share-diluted                         0.99          0.90         0.56         1.34         1.95        1.89
Cash dividends declared per common share             0.24          0.268        0.175        0.35         0.33        0.295

1. Fiscal 2001 net income includes restructuring and other costs of $1,454,000 pre-tax, inventory and other asset write-downs of $4,300,000 pre-tax and $77,000 pre-tax of other related charges, which total net of tax of $3,593,000.
2. On May 14, 1999, the Company filed a Form 10-Q in which it reported its decision to change its fiscal year end from June 30 to a calendar year. As a result the Company is reporting a six month transition period ending December 31, 1999. See Note 2 of the Notes to the Consolidated Financial Statements.
3. Fiscal 1999.5 net income includes an after-tax charge of $861,000 related to restructuring costs.

Item  7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS.
         --------------

Recent Developments
-------------------

      The Company is implementing a plan to consolidate several of its manufacturing plants both in North America and Europe. At the same time it is expanding its manufacturing capacity in China. The implementation of this manufacturing restructuring plan began during the fourth quarter of fiscal 2001 and is expected to be completed during fiscal 2002 to insure the quality of its products and minimize any interruption in the delivery of those products to its customers. The Company recorded manufacturing restructuring plan costs of $5,831,000 pre-tax in the fourth quarter of fiscal 2001 and is anticipating recording an additional $6,000,000 to $8,000,000 pre-tax in 2002 as it continues to implement the program. The tax benefits of the costs and asset write-downs will slightly exceed the cash outlay to implement this program, allowing the Company to complete the restructuring without consuming any cash. The Company estimates an annual pre-tax savings of approximately $5,000,000 following the completion of the program.

      On September 28, 2001, a wholly owned subsidiary of the Company acquired the assets of the Powers Process Controls Division of Mark Controls Corporation, a subsidiary of Crane Co. located in Skokie, Illinois and Mississauga,

Ontario, Canada for approximately $13 million in cash. The December 31, 2001 Consolidated Balance Sheet of the Company contains a purchase price allocation of the Powers acquisition, consistent with the guidelines in SFAS 141 and certain provisions of SFAS 142. Powers designs and manufactures thermostatic mixing valves for personal safety and process control applications in commercial and institutional facilities. It also manufactures control valves and commercial plumbing brass products including shower valves and lavatory faucets. Powers' annualized sales prior to the acquisition were approximately $20 million.

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

      On June 1, 2001, a wholly owned subsidiary of the Company acquired Fimet S.r.l. (Fabbrica Italiana Manometri e Termometri) located in Milan, Italy and its wholly owned subsidiary, MTB AD, which is located in Bulgaria for approximately $6 million. The acquired business manufactures pressure and temperature gauges for use in the HVAC market. Fimet's annualized sales prior to the acquisition were approximately $9 million.

      On January 5, 2001, the Company acquired Dumser Metallbau GmbH & Co. KG located in Landau, Germany for approximately $20 million. The main products of Dumser include brass, steel and stainless steel manifolds used as a prime distribution device in hydronic heating systems. Dumser's annualized sales prior to the acquisition were approximately $24 million. Dumser has a 51% controlling share of Stern Rubinetti, which had annualized sales prior to the acquisition of $4 million. Stern Rubinetti is an Italian manufacturing company producing brass components located in Brescia, Italy.

Results of Operations
---------------------
Twelve Months Ended December 31, 2001 Compared to
-------------------------------------------------
Twelve Months Ended December 31, 2000
-------------------------------------

      Net sales for the twelve months ended December 31, 2001 increased $32,840,000 (6.4%) to $548,940,000 compared to the same period in 2000. The increase in net sales is attributable to the following:

                Internal Growth                      $(12,764)           (2.4%)
                Acquisitions                           50,203             9.7%
                Foreign Exchange                       (4,599)           (0.9%)
                                                     --------            -----
                Total Change                         $ 32,840             6.4%
                                                     ========            =====
      The decrease in net sales from internal growth is attributable to decreased unit sales to North American and European plumbing and heating wholesalers resulting from the continued weakness in the North American plumbing market and the weakened European economy. These decreases were partially offset by increased unit sales in the DIY market. The growth in net sales from acquired businesses is due to the inclusion of the net sales from Powers Process Controls of Skokie, Illinois, acquired on September 28, 2001, Premier Manufactured Systems of Phoenix, Arizona, acquired on June 13, 2001, Fimet of Milan, Italy, acquired on June 1, 2001, Dumser Metallbau GmbH & Co., KG of Landau, Germany, acquired on January 5, 2001, the business acquired from Chiles Power Supply and Bask, LLC of Springfield, Missouri, now doing business as Watts Radiant, acquired on August 30, 2000, and McCraney, Inc. of Santa Ana, California, doing business as Spacemaker, acquired on May 12, 2000. The decrease in foreign exchange is due primarily to the euro devaluation against the U.S. dollar compared to the same period in 2000.

      Watts monitors its net sales in three geographical segments: North America, Europe and Asia. As outlined below, North America, Europe and Asia accounted for 75.7%, 22.1% and 2.2% of net sales, respectively, in the twelve months ended December 31, 2001 compared to 77.6%, 20.0%, and 2.4%, respectively, in the twelve months ended in December 31, 2000. The Company's net sales in these groups for the twelve months ended December 31, 2001 and 2000 were as follows:

                               12/31/01          12/31/00            Change
                               --------          --------            ------
     North America             $415,689          $400,384           $15,305
     Europe                     121,228           103,085            18,143
     Asia                        12,023            12,631              (608)
                               --------          --------            ------
     Total                     $548,940          $516,100           $32,840
                               ========          ========            =======

      The increase in North America's net sales is due to the Powers Process Controls, Premier Manufactured Systems, Watts Radiant, and Spacemaker acquisitions, as well as increased unit sales to the DIY market, partially offset by decreased unit sales to plumbing and heating wholesalers. The increase in Europe's net sales is due to the Fimet and Dumser acquisitions, partially offset by decreased unit sales to European plumbing and heating wholesalers and the euro's devaluation against the U.S. dollar.

      Gross profit for the twelve months ended December 31, 2001 decreased $1,772,000 (1.0%) from the comparable prior year period and decreased as a percentage of net sales from 35.9% to 33.4%. The Company charged $4,253,000 of costs associated with its manufacturing restructuring plan to cost of sales. Excluding these manufacturing restructuring costs, the gross profit would have increased $2,481,000 and declined as a percent of sales from 35.9% to 34.2%. This decreased percentage is primarily attributable to an unfavorable sales mix caused by the decreased sales to plumbing and heating wholesalers as well as the inclusion of the gross margin of acquired companies, which operate at a lower gross margin than the remainder of the Company.

      Selling, general and administrative expenses increased $6,478,000 (5.2%) from the comparable prior year period to $131,795,000. This increase is attributable to the inclusion of the selling, general and administrative expenses of acquired companies, partially offset by the lower exchange rate of the euro relative to the U.S. dollar and reduced spending levels.

      Restructuring and other charges are primarily severance and related costs for 36 employees.

      Operating income for the twelve months ended December 31, 2001 decreased $9,704,000 (16.2%) to $50,283,000 compared to the same period in 2000 due to reduced gross profit and manufacturing restructuring costs. The Company's operating income by segment for the twelve months ended December 31, 2001 and 2000 were as follows:

                                12/31/01         12/30/00            Change
                                --------         --------            ------
            North America        $47,346          $55,661           $(8,315)
            Europe                11,256           13,225            (1,969)
            Asia                     465              882              (417)
            Corporate             (8,784)          (9,781)              997
                                --------         --------            ------
            Total                $50,283          $59,987           $(9,704)
                                ========         ========            ======
      The decrease in both North American and European operating income is due to decreased unit sales to plumbing and heating wholesalers and manufacturing restructuring plan costs. These decreases were partially offset by the operating earnings of acquired companies.

      Interest expense for the twelve months ended December 31, 2001 decreased $475,000 (4.8%) compared to the same period in 2000, primarily due to lower interest rates on variable rate indebtedness, despite the increased levels of debt incurred for acquisitions. On September 1, 2001 the Company entered into an interest rate swap on its $75,000,000 8 3/8% notes. The swap took the interest from fixed to floating and reduced the Company's interest expense by $641,000 during 2001.

      The Company's effective tax rate for continuing operations decreased from 36.7% to 33.9%. The decrease is primarily due to statutory rate reductions affecting income tax in Canada and other tax planning opportunities. The costs for the manufacturing restructuring plan were recorded in tax jurisdictions with tax rates higher than the Company's effective rate, which lowered the overall effective rate for fiscal 2001.

      Net income from continuing operations for the twelve months ended December 31, 2001 decreased $4,615,000 (14.8%) to $26,556,000 or $0.99 per common share compared to $1.17 per common share for the twelve months ended December 31, 2000 on a diluted basis. On a net of tax basis the manufacturing restructuring plan costs accounted for $0.13 per share of this reduction.

      For the twelve months ended December 31, 2000, discontinued operations reported a net loss of $7,170,000 or $0.27 per share, on a diluted basis. The Company did not record any costs associated with discontinued operations for fiscal 2001.

Results of Operations
---------------------
Twelve Months Ended December 31, 2000 Compared to
-------------------------------------------------
Twelve Months Ended December 31, 1999
-------------------------------------

      Net sales for the twelve months ended December 31, 2000 increased $6,444,000 (1.3%) to $516,100,000 compared to the same period in 1999. The increase in net sales is attributable to the following:

              Internal Growth                     $  7,456              1.5%
              Acquisitions                          15,030              2.9%
              Foreign Exchange                     (16,042)            (3.1%)
                                                  --------             -----
              Total Change                        $  6,444              1.3%
                                                  ========             =====


      The increase in net sales from internal growth is attributable to increased unit shipments of North American and European plumbing and heating valves. North American increases were offset by recent softness in the housing market resulting from increased interest rates during 2000. The growth in net sales from acquired companies is due to the inclusion of Watts Radiant, Spacemaker and Cazzaniga S.p.A of Biassono, Italy which was acquired March 9, 1999. Excluding the acquired revenue of Cazzaniga and the impact of foreign exchange, shipments of European plumbing and heating valves were 3.1% higher than last year. The decrease in sales due to foreign exchange is principally due to the devaluation of the euro, which depreciated almost 13% against the U.S. dollar during the twelve month period ended December 31, 2000.

      Watts monitors its net sales in three geographical segments: North America, Europe and Asia. As outlined below, North America, Europe and Asia accounted for 77.6%, 20.0%, and 2.4% of net sales, respectively, in the twelve months ended December 31, 2000 compared to 76.1%, 21.3%, and 2.6%, respectively, in the twelve months ended December 31, 1999. The Company's net sales in these groups for the twelve months ended December 31, 2000 and 1999 were as follows:

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
                                   ========         ========           =======

      The increase in North America is primarily due to the Watts Radiant and Spacemaker acquisitions and to a lesser extent from increased unit sales. The decrease in Europe is due to the impact of the euro's devaluation against the U.S. dollar. This was substantially offset by increased unit sales and the inclusion of Cazzaniga. The decrease in Asia is primarily due to reduced demand in the North American export market.

      Gross profit for the twelve months ended December 31, 2000 decreased $1,414,000 (0.8%), to $185,304,000 compared to the same period in 1999 and decreased as a percentage of net sales from 36.6% to 35.9%. This percentage reduction is attributable to price competition in certain markets the company serves and additional production costs associated with new product introductions in Europe. This was partially offset by the inclusion of acquired companies currently operating at higher gross margins than the rest of the Company.

      Selling, general and administrative expenses for the twelve months decreased $3,666,000 (2.8%) to $125,317,000 compared to the same period in 1999. This decrease is attributable to decreased corporate headquarters expenses resulting from the CIRCOR spin-off, the euro's devaluation against the U.S. dollar and reduced variable selling expenses. This was partially offset by the inclusion of selling, general and administrative expenses of acquired companies. Selling, general and administrative expenses for the twelve months decreased as a percentage of sales from 25.3% in the twelve months ended December 31, 1999 to 24.3% in the twelve months ended December 31, 2000. This decreased percentage is primarily due to decreased corporate headquarters expenses resulting from the CIRCOR spin-off.

      Operating income in the twelve months ended December 31, 2000 increased $3,712,000 (6.6%) to $59,987,000 and increased as a percentage of sales to 11.6% from 11.0% compared to the same period in 1999 due to increased net sales and decreased selling, general and administrative expenses.

      The Company's operating income by segment for the twelve months ended December 31, 2000 and 1999 was as follows:

                                  12/31/00         12/31/99             Change
                                  --------         --------             ------
      North America               $55,661          $56,439             $ (778)
      Europe                       13,225           12,560                665
      Asia                            882            1,519               (637)
      Corporate                    (9,781)         (14,243)             4,462
                                   ------          -------              -----
      Total                       $59,987          $56,275             $3,712
                                  =======          =======             ======

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

      The Company's effective tax rate for continuing operations increased from 35.9% to 36.7% in the twelve months ended December 31, 2000 compared to the same period in 1999. The increase is primarily attributable to a revised tax structure required to execute the CIRCOR spin-off.

      Net income from continuing operations for the twelve months ended December 31, 2000 increased $474,000 (1.5%) to $31,171,000 or $1.17 per common share compared to $1.15 per common share for the twelve months ended December 31, 1999 on a diluted basis. The impact of foreign exchange, primarily due to the devaluation of the euro against the U.S. dollar, decreased income approximately $1,331,000 or $.05 per common share on a diluted basis in the period ended December 31, 2000.

      For the twelve months ended December 31, 2000, discontinued operations reported a net loss of $7,170,000 or $0.27 per share, on a diluted basis. This loss results from a charge recorded during the fiscal year representing the Company's current estimate of the after tax impact of the cost to bring the James Jones litigation to resolution. Additional details of the James Jones litigation are provided in Part I, Item 1, Product Liability, Environmental and Other Litigation Matters and in Note 15 of the Notes to the Consolidated Financial Statements. For the twelve months ended December 31, 1999, discontinued operations reported a net loss of $3,143,000 or $0.12 per share, on a diluted basis. Results for the twelve months ended December 31, 1999 were negatively impacted by after tax charges of $11,599,000 for spin-off related costs, including professional fees, facility relocation costs and income tax costs associated with the reorganizing of the Company's legal entity structure in anticipation of the spin-off as well as legal fees associated with the James Jones litigation. Excluding these charges, discontinued operations would have had net income of $8,456,000 ($0.32 per share) for the twelve months ended December 31, 1999. Additional details of the spin-off transaction are provided in Note 3 of the Notes to the Consolidated Financial Statements.

Results of Operations
---------------------
Six Months Ended December 31, 1999 Compared to
----------------------------------------------
Six Months Ended December 31, 1998
----------------------------------

      Net sales increased $31,869,000 (13.9%) to $261,019,000. The increase in net sales is attributable to the following:

      Internal Growth              $20,234           8.8%
      Acquisitions                  17,061           7.4%
      Foreign Exchange              (5,426)         (2.3%)
                                   -------          -----
      Total Change                 $31,869          13.9%
                                   =======          =====
      The increase in net sales from internal growth is primarily attributable to increased unit shipments in the North American segment. The growth in net sales from acquired companies is due to the inclusion of the net sales of Cazzaniga S.p.A. of Biassono, Italy, which was acquired March 9, 1999. The foreign exchange impact reflects the adverse affects of the euro's devaluation against the U.S. dollar during the period. Excluding Cazzaniga, shipments in the European plumbing and heating market were 9.2% higher than last year.

      Watts monitors its net sales in three geographical segments: North America, Europe and Asia. As outlined below, North America, Europe and Asia accounted for 73.9%, 22.6%, and 3.5% of net sales, respectively, in the six months ended December 31, 1999 compared to 77.2%, 19.0%, and 3.8%, respectively, in the six months ended December 31, 1998. The Company's net sales in these groups for the six months ended December 31, 1999 and 1998 were as follows:

                                   12/31/99         12/31/98            Change
                                   --------         --------            ------
      North America                $192,975         $176,918           $16,057
      Europe                         58,934           43,598            15,336
      Asia                            9,110            8,634               476
                                   --------         --------           -------
      Total                        $261,019         $229,150           $31,869
                                   ========         ========           =======
      The increase in North America is due to increased unit sales. The increase in Europe is due to the Cazzaniga acquisition and increased unit sales, which were partially offset by the devaluation of the euro against the U.S. dollar.

      Gross profit increased $11,676,000 (14.0%) to $95,166,000 and remained constant as a percentage of net sales at 36.4%. This increase is attributable to increased net sales during the period.

      During the period ended December 31, 1999 the Company recorded a restructuring charge of $1,460,000 before taxes. The charge was comprised of severance costs of $1,299,000, contract termination costs of $134,000 and other exit costs of $27,000. The Company consolidated certain Italian manufacturing and warehouse facilities into the Cazzaniga facility in Biassono, Italy. This project, which included the termination of 29 employees, was completed during fiscal 2000. Total program costs did not differ materially from the original estimate.

      Selling, general and administrative expenses increased $5,779,000 (9.9%) to $64,148,000. This increase is primarily attributable to inclusion of the selling, general and administrative expenses of Cazzaniga and increased variable selling expenses, primarily commissions and freight costs.

      Operating income in the six months ended December 31, 1999 increased $4,437,000 (17.7%) to $29,558,000 due to the increased gross profit. Without the restructuring charge, operating income would have increased by 23.5% and increased as a percentage of sales from 11.0% to 11.9%.

The Company's operating income by segment for the six months ended December 31, 1999 and 1998 was as follows:

                                   12/31/99         12/31/98            Change
                                   --------         --------            ------
      North America                 $27,793          $25,684            $2,109
      Europe                          7,252            5,682             1,570
      Asia                              731              822               (91)
      Corporate                      (6,218)          (7,067)              849
                                   --------         --------            ------
      Total                         $29,558          $25,121            $4,437
                                   ========         ========            ======
      The increase in North America is due to increased net sales. The increase in Europe is primarily due to increased net sales and the Cazzaniga acquisition, which were partially offset by the restructuring charge.

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

Results of Operations
---------------------
Twelve Months Ended June 30, 1999
---------------------------------

      Net sales for the twelve months ended June 30, 1999 were $477,869,000. Sales grew internally at a rate of 5.9% over the prior fiscal year, primarily attributable to increased unit shipments in the North American market. In March 1999, the Company acquired Cazzaniga S.p.A. of Biassono, Italy. The inclusion of the sales of Cazzaniga contributed $10,095,000 to overall net sales.

      Net income from continuing operations was $29,454,000, while net income from discontinued operations was $6,502,000 for the year ended June 30, 1999. The results of discontinued operations for the year ended June 30, 1999 include the net income from the industrial and oil and gas operations which were negatively impacted by an after-tax charge of $6,166,000 for spin-off related costs, including professional fees, facility relocation costs and income tax costs associated with the reorganization of the Company's legal entity structure in anticipation of this spin-off. The income from discontinued operations contains an after-tax charge of $3,000,000 for legal expenses associated with the litigation involving the James Jones Company. James Jones Company was a subsidiary of the Company in the Municipal Water Works Division until September 1996 when it was sold to Tyco International, Ltd.

Liquidity and Capital Resources
-------------------------------

      During the twelve month period ended December 31, 2001, the Company generated $51,237,000 in cash flow from continuing operations, which was principally used to fund the purchase of $16,047,000 in capital equipment, contribute to the funding of acquisitions, and to pay cash dividends to common shareholders. Capital expenditures were primarily for manufacturing machinery and equipment as part of the Company's commitment to continuously improve its manufacturing capabilities.

      The Company's capital expenditure budget for fiscal 2002 is $18,700,000. The largest component of this budget is the establishment of a 100% controlled brass and bronze valve manufacturing plant in Tianjin, China for an estimated cost of $9,000,000.

      The Board ratified on February 12, 2002, the establishment of a 60% owned joint venture in the Shanghai provinces to support some of the Company's retail-oriented products, such as flexible hose connectors, plumbing fittings and under-the-sink products. The Company's investment for 60% of this joint venture is estimated to be $7,800,000.

      The Company invested $42,977,000 net of cash acquired, to acquire four businesses during the twelve months ended December 31, 2001. These acquisitions were Dumser Metallbau GmbH & Co. KG of Landau, Germany; Fimet S.r.l. of Milan, Italy; Premier Manufactured Systems, Inc. of Phoenix, Arizona; and Powers Process Controls of Skokie, Illinois and Mississauga, Ontario, Canada. The purchase price of these acquisitions was primarily funded through the Company's use of the domestic and foreign revolving lines of credit. The Company's consolidated long-term debt increased by $20,287,000 to $126,905,000 at December 31, 2001 compared to $106,618,000 at December 31, 2000. The Company's operating cash flow enabled it to pay a significant portion of the $42,977,000 invested in acquired companies during 2001, reducing the use of the Company's debt facility.

      On February 27, 2002, the Company entered into a new Revolving Credit Facility with a syndicate of banks (the "Revolving Credit Facility"), which replaces the Company's $100 million facility and its 39,350,000 euro facility. The Revolving Credit Facility provides for borrowings of up to $150 million, which includes a $100 million tranche for U.S. dollar borrowings and a $50 million tranche for euro base borrowings and matures in February 2005. Approximately $50 million of borrowings under the Revolving Credit Facility were used to repay amounts outstanding under the prior facilities. The Revolving Credit Facility will be used to support the Company's acquisition program, working capital requirements of acquired companies, and for general corporate purposes.

      Outstanding indebtedness under the Revolving Credit Facility bears interest at one of three customary rates plus a margin of 100 basis points, depending on the applicable base rate and the Company's bond rating. The average interest rate for February 2002 was approximately 3%. The Revolving Credit Facility includes operational and financial covenants, customary for facilities of this type, including, among others, restrictions on additional indebtedness, liens and investments and maintenance of certain leverage ratios. As of February 27, 2002, the Company was in compliance with all covenants related to the Revolving Credit Facility.

      The Company's $5,000,000 industrial revenue bond is payable in September 2002. The Company intends to repay this debt by utilizing the Revolving Line of Credit.

      On September 1, 2001, the Company entered into an interest rate swap for its $75,000,000 8 3/8% notes due December 2003. The Company swapped its fixed rate for a variable rate. The variable rate is floating LIBOR plus 3.74%. The term of the swap coincides with the term of the notes.

      Working capital as of December 31, 2001, was $142,595,000 compared to $137,142,000 at December 31, 2000. This increase is primarily attributable to the inclusion of working capital of acquired companies. The ratio of current assets to current liabilities was 2.3 to 1 at December 31, 2001 compared to 2.2 to 1 at December 31, 2000. Cash and cash equivalents were $11,997,000 at December 31, 2001 compared to $15,235,000 at December 31, 2000. Debt as a percentage of total capital employed (short-term and long-term debt as a percentage of the sum of short-term and long-term debt plus equity) was 33.7% at December 31, 2001 compared to 31.4% at December 31, 2000.

      The Company anticipates that currently available funds and those funds provided by the ongoing operations will be sufficient to meet current operating requirements and anticipated capital expenditures for at least the next 24 months.

      The Company from time to time is involved in environmental proceedings and other legal proceedings and incurs costs on an ongoing basis related to these matters. The Company has not incurred material expenditures in fiscal 2001 in connection with any of these matters. See Part II, Item 1, Legal Proceedings.

Conversion To The Euro
----------------------

      On January 1, 1999, 11 of the 15 member countries of the European Union adopted the euro as their common legal currency and established fixed conversion rates between their existing sovereign currencies and the euro. The euro affects the Company as the Company has manufacturing and distribution facilities in several of the member countries and trades extensively across Europe. The long-term competitive implications of the conversion are currently being assessed by the Company; however, the Company has experienced a reduction in the risks associated with foreign exchange. At this time, the Company has not incurred any significant costs with the introduction and conversion to the euro. The Company is currently able to make and receive payments in euro and has converted its financial and information technology systems to use the euro, where required, as its base currency.

Responsibility for Financial Statements
---------------------------------------

      The Company is responsible for the objectivity and integrity of the accompanying consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The financial statements of necessity include the Company's estimates and judgments relating to matters not concluded by year end. Financial information contained elsewhere in the Annual Report and Form 10-K is consistent with that included in the financial statements.

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

      KPMG LLP, independent auditors, are engaged to render an independent opinion regarding the fair presentation in the financial statements of the Company's financial condition and operating results. Their report appears on page 31. Their examination was made in accordance with auditing standards generally accepted in the United States of America and included a review of the system of internal accounting controls to the extent they considered necessary to determine the audit procedures required to support their opinion.

      The Audit Committee of the Board of Directors is composed of four non-employee directors. The Board has made a determination that the members of the Audit Committee satisfy the requirements of the New York Stock Exchange as to independence, financial literacy and experience, except that Mr. McAvoy is not independent as defined in section 303.01(B)(3) of the listing requirements of the New York Stock Exchange, because he was employed by the Company until December 31, 1999. The Committee meets periodically and privately with the independent auditors and financial officers of the Company, as it deems necessary, to review the quality of the financial reporting of the Company and the internal accounting controls. The Committee also reviews compliance with the Company's policy regarding its relationship with the independent auditors. In addition, the Committee is responsible for recommending the appointment of the Company's independent auditors.

Critical Accounting Policies and Key Estimates
----------------------------------------------

      Management considers the following accounting policies and key estimates as being critical in reporting the financial position of the Company and its results of operations:

      o The proper application of revenue recognition criteria requires certain judgments and estimates including the assessment of credit risk and sales return rates. Management has used its best estimates based on historic trends to establish these reserves.

      o The valuation of inventory includes forecasted demand and anticipated market pricing for its products.

      o Contingencies and environmental remediation costs include estimates for clean-up costs which could be paid over several years. Estimates are based on management and legal counsel's best estimates of ultimate liability.

      o Product liability costs are estimated utilizing historic trends, considering known insurance recoveries.

      o In accounting for costs relating to the manufacturing restructuring plan, certain estimates have been made in measuring the cost of the plan and the impact on operations including the estimated timing of facility closures.

      Management believes that the estimates and assessments inherent in the application of these accounting policies have been applied on a reasonable basis. Actual results could differ from these estimates and assumptions, which could impact the financial position of the Company and its results of operations.

Certain Factors Affecting Future Results
----------------------------------------

      This report on form 10K includes forward-looking statements, which are not historical facts and are considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company's current views about future events and financial performance. Forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like "plan", "believe", "expect", "will", "anticipate", "estimate" and other words of similar meaning. Investors should not rely on forward-looking statements because they are subject to a variety of risks, uncertainties, and other factors that could cause actual results to differ materially from our expectations, and we do not undertake any duty to update forward-looking statements. Some important factors that could cause our actual results to differ materially from those projected in any such forward-looking statements are as follows:

Down Economic Cycles, Particularly Reduced Levels Of Housing Starts And Remodeling, Have An Adverse Affect On Our Business And Revenues

      The businesses of most of our customers, particularly plumbing and heating wholesalers and home improvement retailers, are cyclical. Therefore, the level of the Company's business activity has been cyclical, fluctuating with economic cycles, in particular, with housing starts and remodeling levels. Housing starts and remodeling are, in turn, heavily influenced by mortgage interest rates, consumer debt levels, changes in disposable income, employment growth, consumer confidence and, on a short term basis, weather conditions. There can be no assurance that a downturn in these factors affecting housing starts and remodeling will not occur, and if housing and remodeling starts are materially reduced, it is likely such reduction would have a material adverse effect on the Company due to reduced revenue.

Economic, Political And Other Risks Associated With International Sales And Operations Could Adversely Affect Our Business

      Since we sell our products worldwide, our business is subject to risks associated with doing business internationally. Our sales outside North America, as a percentage of our total sales, was 24.3% in 2001. Accordingly, our future results could be harmed by a variety of factors, including:

      o     changes in foreign currency exchange rates

      o changes in a specific country's or region's political or economic conditions, particularly in emerging markets

      o trade protection measures and import or export licensing requirements

      o     potentially negative consequences from changes in tax laws

      o     difficulty in staffing and managing widespread operations

      o     differing labor regulations

      o     differing protection of intellectual property

      o     unexpected changes in regulatory requirements

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

      We are exposed to fluctuations in foreign currencies as a significant portion of our revenue, and certain of our costs, assets and liabilities, are denominated in currencies other than U.S. dollars. Approximately 24.3% of our revenue during 2001 was from sales outside of North America. For the twelve months ended December 31, 2001 the depreciation of the euro against the U.S. dollar had an adverse impact on revenue of $3,385,000, yet the impact on earnings was minimal. Our share of revenue in non-dollar denominated currencies may continue to increase in future periods. We can offer no assurance that exchange rate fluctuations will not have a material adverse effect on our results of operations and financial condition.

We Face Intense Competition

      We encounter intense competition in all areas of our business. Additionally, customers for our products are attempting to reduce the number of vendors from which they purchase in order to reduce the size and diversity of their inventory. To remain competitive, we will need to invest continuously in manufacturing, marketing, customer service and support and our distribution networks. We anticipate that we may have to adjust the prices of some of our products to stay competitive potentially resulting in inventory valuation and impairment issues. We cannot assure you that we will have sufficient resources to continue to make such investments or that we will maintain our competitive position.

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

If We Cannot Continue Operating Our Manufacturing Facilities At Current Or Higher Levels, Our Results Of Operations Could Be Adversely Affected

      We operate a number of manufacturing facilities for the production of our products. The equipment and management systems necessary for such operations may break down, perform poorly or fail, resulting in fluctuations in manufacturing efficiencies. Such fluctuations may affect our ability to deliver products to our customers on a timely basis which could have a material adverse effect on our business, financial condition or results of operations.

To The Extent We Are Not Successful In Implementing Our Manufacturing Restructuring Plan, It Could Have An Adverse Effect On Our Results Of Operations And Financial Condition

      We are reducing the number of manufacturing plants in the United States and Europe. We are also expanding our production capability in China. We believe this will reduce our product cost. If these plant consolidations and China expansion plants are not successful, it could have a material adverse effect on our results of operations and financial condition.

If We Experience Delays In Introducing New Products Or If Our Existing Or New Products Do Not Achieve Or Maintain Market Acceptance, Our Revenues May Decrease

Our industry is characterized by:

      o     intense competition

      o     changes in end-user requirements

      o     technically complex products

      o     evolving product offerings and introductions

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

Implementation Of Our Acquisition Strategy May Not Be Successful, Which Could Affect Our Ability To Increase Our Revenues Or Reduce Our Profitability

      One of our strategies is to increase our revenues and expand our markets through acquisitions that will provide us with complementary water related products. We expect to spend significant time and effort in expanding our existing businesses and identifying, completing and integrating acquisitions. We expect to face competition for acquisition candidates, which may limit the number of acquisition opportunities available to us and may result in higher acquisition prices. We cannot be certain that we will be able to identify, acquire or profitably manage additional companies or successfully integrate such additional companies without substantial costs, delays or other problems. Also, there can be no assurance that companies acquired in the future will achieve revenues, profitability or cash flows that justify our investment in them. In addition, acquisitions may involve a number of special risks, including:

      o     adverse short-term effects on our reported operating results

      o     diversion of management's attention

      o     loss of key personnel at acquired companies

      o unanticipated management or operational problems or legal liabilities

      Some or all of the above special risks could have a material adverse effect on our business, financial condition or results of operations.

If We Fail To Manufacture And Deliver High Quality Products, We May Lose
Customers

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

We Face Risks From Product Liability And Other Lawsuits, Which May Adversely Affect Our Business

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

One Of Our Shareholders Can Exercise Substantial Influence Over Our Company

      As of February 15, 2002, Timothy P. Horne, our Chairman and Chief Executive beneficially owned 33.7% of our outstanding shares of Class A Common Stock and Class B Common Stock, which represents 79.8% of the total outstanding voting power. As long as Mr. Horne controls shares representing at least a majority of the total voting power of the Company's outstanding stock, Mr. Horne will be able to unilaterally determine the outcome of all stockholder votes and other stockholders will not be able to affect the outcome of any stockholder vote. If Mr. Horne were to sell a significant amount of common stock into the public market, the trading price of our common stock could decline. See Part III, Item 12, "Security Ownership of Certain Beneficial Owners and Management".

      The foregoing list sets forth many, but not all, of the factors that could impact upon our ability to achieve results described in any forward-looking statements. Investors are cautioned not to place undue reliance on such statements that speak only as of the date made. Investors also should understand that it is not possible to predict or identify all such factors and that this list should not be considered a complete statement of all potential risks and uncertainties. Investors should also realize that if underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results could vary materially from our projections. We do not undertake any obligation to update any forward-looking statements as a result of future events or developments.

New Accounting Standards
------------------------

      During 2000, the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) added to its agenda various revenue recognition issues that could impact the income statement classification of certain promotional payments. In May 2000, the EITF reached a consensus on Issue 00-14, "Accounting for Certain Sales Incentives". EITF 00-14 addresses the recognition and income statement classification of various sales incentives. Among its requirements, the consensus will require the costs related to consumer coupons currently classified as marketing costs to be classified as a reduction of revenue. The impact of adopting this consensus is not expected to have a material impact on our results of operations. The Company expects to implement the consensus in the first quarter of 2002.

      In April 2001, the EITF reached a consensus on Issue 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services". EITF 00-25 addresses the income statement classification of consideration, other than that directly addressed in Issue 00-14, from a vendor to a reseller, or another party that purchases the vendor's products. Among its requirements, the consensus will require certain of our customer promotional incentives currently classified as marketing costs to be classified as a reduction of revenue. The consensus is effective for fiscal 2002. The Company expects to implement the consensus in the first quarter of 2002.

      In July 2001, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards Board Statement No. 141, "Business Combinations" ("FAS 141") and Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. FAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment, at least annually, in accordance with the provisions of FAS 142. FAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of".

      The provisions of FAS 141 were effective immediately, except with regard to business combinations initiated prior to July 1, 2001. FAS 142 will be effective as of January 1, 2002. Goodwill and other intangible assets determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with appropriate pre-FAS 142 accounting literature. Goodwill and other intangible assets acquired in business combinations completed before July 1, 2001, will continue to be amortized prior to the adoption of FAS 142. The Company is currently evaluating the effect that the adoption of FAS 141 and FAS 142 will have on its results of operations and its financial position.

      In August 2001, the FASB issued Financial Accounting Standards Board Statement No. 143, "Accounting for Asset Retirement Obligations" ("FAS 143") which requires companies to record the fair value of an asset retirement obligation as a liability in the period it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and or normal use of the assets. The company must also record a corresponding increase in the carrying value of the related long-lived asset and depreciate that cost over the remaining useful life of the asset. The liability must be increased each period for the passage of time with the offset recorded as an operating expense. The liability must also be adjusted for changes in the estimated future cash flows underlying the initial fair value measurement. Companies must also recognize a gain or loss on the settlement of the liability. The provisions of FAS 143 are effective for fiscal years beginning after June 15, 2002. At the date of the adoption of FAS 143, companies are required to recognize a liability for all existing asset retirement obligations and the associated asset retirement costs. The Company is currently evaluating the effect that the adoption of FAS 143 will have on its results of operations and its financial position.

      In August 2001, the FASB issued Financial Accounting Standards Board Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144") which addresses the accounting and reporting for the impairment or disposal of long-lived assets. FAS 144 supercedes Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121") but retains many of the fundamental provisions of FAS 121. FAS 144 also supercedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30") for the disposal of a segment of a business. However, FAS 144 retains the requirements of APB 30 to report discontinued operations separately and extends that reporting requirement to components of an entity that has either been disposed of or is classified as held for sale. FAS 144 excludes goodwill and other intangibles that are not amortized from its scope. For assets to be held and used, FAS 144 addresses how cash flows should be estimated to test the recoverability of an asset or group of assets, clarifies how an impairment loss should be allocated, and creates a requirement to use an expected present value technique to estimate fair value if market prices are not available and uncertainties exist about the timing and amount of future cash flows. For long-lived assets to be disposed of by sale, FAS 144 establishes the criteria to be met to qualify for this classification, defines the timing of when the related sale must be consummated, eliminates the net realizable value measurement approach for segments of a business and certain acquired assets in a business combination, and defines costs to sell the asset. The provisions of FAS 144 are effective for fiscal years beginning after December 15, 2001 and are generally to be applied prospectively. The Company is currently evaluating the effect that the adoption of FAS 144 will have on its results of operations and its financial position.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
         -----------------------------------------------------------

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

      The Company's consolidated earnings, which are reported in United States dollars are subject to translation risks due to changes in foreign currency exchange rates. This risk is concentrated in the exchange rate between the U.S. dollar and the euro; the U.S. dollar and the Canadian dollar; and the U.S. dollar and the Chinese remnimbi.

      The Company's foreign subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials and are denominated in European currencies or the U.S. or Canadian dollar. The Company uses foreign currency forward exchange contracts to manage the risk related to intercompany purchases that occur during the course of a fiscal year and certain open foreign currency denominated commitments to sell products to third parties. At December 31, 2001, the Company had no forward contracts to buy foreign currencies and no unrealized gains or losses. See Note 16 of the Notes to the Consolidated Financial Statements.

      The Company has historically had a very low exposure to changes in interest rates. Interest rate swaps are used to mitigate the impact of interest rate fluctuations on certain variable rate debt instruments and reduce interest expense on certain fixed rate instruments. Information about the Company's long-term debt including principal amounts and related interest rates appears in
Note 11 of the Notes to the Consolidated Financial Statements included herein.

      The Company purchases significant amounts of bronze ingot, brass rod and cast iron, which are utilized in manufacturing its many product lines. The Company's operating results can be adversely affected by changes in commodity prices if it is unable to pass on related price increases to its customers. The Company manages this risk by monitoring related market prices, working with its suppliers to achieve the maximum level of stability in their costs and related pricing, seeking alternative supply sources when necessary and passing increases in commodity costs to its customers, to the maximum extent possible, when they occur. Additionally, on a limited basis, the Company uses commodity futures contracts to manage this risk. See Note 16 of the Notes to the Consolidated Financial Statements.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         --------------------------------------------

      The index to financial statements is included in page 27 of this Report.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         -----------------------------------------------------------
         AND FINANCIAL DISCLOSURE.
         -------------------------

      None.

                                    PART III
                                    --------

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
          ---------------------------------------------------

Directors
---------

      The information appearing under the caption "Information as to Nominees for Director" in the Registrant's Proxy Statement relating to the Annual Meeting of Stockholders to be held on April 23, 2002 is incorporated herein by reference. With respect to Directors and Executive Officers, the information appearing under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement relating to the Annual Meeting of Stockholders to be held on April 23, 2002 is incorporated herein by reference.

Executive Officers
------------------

      Information with respect to the executive officers of the Company is set forth in Item 1 of this Report under the caption "Executive Officers".

Item 11.  EXECUTIVE COMPENSATION.
          -----------------------

      The information appearing under the caption "Compensation Arrangements" in the Registrant's Proxy Statement relating to the Annual Meeting of Stockholders to be held on April 23, 2002 is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          ---------------------------------------------------------------

      The information appearing under the caption "Principal and Management Stockholders" in the Registrant's Proxy Statement relating to the Annual Meeting of Stockholders to be held on April 23, 2002 is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          -----------------------------------------------

      The information appearing under the caption "Compensation
Arrangements-Certain Relationships and Related Transactions" in the Registrant's Proxy Statement relating to the Annual Meeting of Stockholders to be held on April 23, 2002 is incorporated herein by reference.

                                     PART IV
                                     -------

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
          ----------------------------------------------------------------

(a)(1) Financial Statements
---------------------------

      The following financial statements are included in a separate section of this Report commencing on the page numbers specified below:

      Report of Independent Auditors                                          31

      Consolidated Statements of Operations for the twelve months ended December 31, 2001, 2000 and 1999 (unaudited),
            six months ended December 31, 1999 and 1998
            (unaudited) and the twelve months ended June 30, 1999             32

      Consolidated Balance Sheets as of December 31, 2001 and 2000            33

      Consolidated Statements of Stockholders' Equity for the
            twelve months ended December 31, 2001, 2000, the six
            months ended December 31, 1999 and the twelve months
            ended June 30, 1999                                            34-35

      Consolidated Statements of Cash Flows for the twelve months ended December 31, 2001, 2000 and 1999 (unaudited),
            six months ended December 31, 1999, and the twelve
            months ended June 30, 1999.                                       36

      Notes to Consolidated Financial Statements                           37-56

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

Exhibit No.        Description and Location
-------------------------------------------

       2.1 Distribution Agreement between Watts Industries, Inc. and CIRCOR International, Inc. (20)
       3.1  Restated Certificate of Incorporation, as amended. (12)
       3.2  Amended and Restated By-Laws, as amended May 11, 1999. (1)
       9.1 Horne Family Voting Trust Agreement-1991 dated as of October 31, 1991 (2), Amendments dated November 19, 1996 (18), February 24, 1997
            (18), June 5, 1997 (18), August 26, 1997 (18), and October 17, 1997
            (21), and an extension Amendment dated October 25, 2001.*
       9.2 The Amended and Restated George B. Horne Voting Trust Agreement-1997 dated as of September 14, 1999. (22)
      10.1 Employment Agreement effective as of September 1, 1996 between the Registrant and Timothy P. Horne. (14)
      10.2 Supplemental Compensation Agreement effective as of September 1, 1996 between the Registrant and Timothy P. Horne. (14), Amendment No. 1, dated July 25, 2000 (23)
      10.3  Deferred Compensation Agreement between the Registrant and Timothy
            P. Horne, as amended. (4)
      10.4  1996 Stock Option Plan, dated October 15, 1996. (15)
      10.5  1989 Nonqualified Stock Option Plan. (3)
      10.6 Watts Industries, Inc. Retirement Plan for Salaried Employees dated December 30, 1994, as amended and restated effective as of January 1, 1994, (12), Amendment No. 1 (14), Amendment No. 2 (14), Amendment No. 3 (14), Amendment No. 4 dated September 4, 1996. (18), Amendment No. 5 dated January 1, 1998, Amendment No. 6 dated May 3, 1999 (22), and Amendment No. 7 dated June 7, 1999. (22)
      10.7  Registration Rights Agreement dated July 25, 1986. (5)
      10.8  Executive Incentive Bonus Plan, as amended. (12)
      10.9 Indenture dated as of December 1, 1991 between the Registrant and The First National Bank of Boston, as Trustee, including form of 8-3/8% Note Due 2003. (8)
     10.10 Loan Agreement and Mortgage among The Industrial Development Authority of the State of New Hampshire, Watts Regulator Co. and Arlington Trust Company dated August 1, 1985. (4)
     10.11 Amendment Agreement relating to Watts Regulator Co. (Canaan and Franklin, New Hampshire, facilities) financing dated December 31, 1985. (4)
     10.12 Loan Agreement between The Rutherford County Industrial Facilities and Pollution Control Financing Authority and Watts Regulator Company dated September 1, 1994. (12)
     10.13 Letter of Credit, Reimbursement and Guaranty Agreement dated September 1, 1994 by and among the Registrant, Watts Regulator Company and The First Union National Bank of North Carolina (12), Amendment No. 1 (14), Amendment No. 2 dated October 1, 1996 (18), and Amendment No. 3 dated October 18, 1999 (11).
     10.14 Trust Indenture from The Rutherford County Industrial Facilities and Pollution Control Financing Authority to The First National Bank of Boston, as Trustee, dated September 1, 1994. (12)
     10.15 Amended and Restated Stock Restriction Agreement dated October 30, 1991 (2), Amendment dated August 26, 1997. (18)
     10.16 Watts Industries, Inc. 1991 Non-Employee Directors' Nonqualified Stock Option Plan (7), Amendment No. 1. (14)
     10.17 Letters of Credit relating to retrospective paid loss insurance programs. (10)
     10.18  Form of Stock Restriction Agreement for management stockholders. (5)
     10.20 Loan Agreement dated September 1987 with, and related Mortgage to, N.V. Sallandsche Bank. (6)
     10.21 Agreement of the sale of shares of Intermes, S.p.A., RIAF Holding A.G. and the participations in Multiscope Due S.R.L. dated November 6, 1992. (9)
     10.22 Amended and Restated Revolving Credit Agreement dated March 27, 1998 between and among Watts Investment Company, certain financial institutions, BankBoston N.A., as Administrative Agent, and the Registrant, as Guarantor (17), and First Amendment to Amended and Restated Revolving Credit Agreement dated October 18, 1999 (11).
     10.23 Watts Industries, Inc. Management Stock Purchase Plan dated October 17, 1995 (13), Amendment No. 1 dated August 5, 1997. (18), Amendment No 2, dated November 1, 1999
     10.24 Stock Purchase Agreement dated as of June 19, 1996 by and among Mueller Co., Tyco Valves Limited, Watts Investment Company, Tyco International Ltd. and Watts Industries, Inc. (16)
        11 Statement Regarding Computation of Earnings per Common Share. (19) 21 Subsidiaries. *
        23  Consent of KPMG LLP. *

Incorporated By Reference To:
-----------------------------

(1)   Relevant exhibit to Registrant's Form 10-Q for quarter ended March 31,
      1999.
(2)   Relevant exhibit to Registrant's Form 8-K dated November 14, 1991.
(3)   Relevant exhibit to Registrant's Form 10-K for the year ended June 30,
      1989.
(4)   Relevant exhibit to Registrant's Form S-1 (No. 33-6515) dated June 17,
      1986.
(5) Relevant exhibit to Registrant's Form S-1 (No. 33-6515) as part of the Second Amendment to such Form S-1 dated August 21, 1986.
(6) Relevant exhibit to Registrant's Form S-1 (No. 33-27101) dated February 16, 1989.
(7) Relevant exhibit to Registrant's Amendment No. 1 to Form 10-K for year ended June 30, 1992.
(8)   Relevant exhibit to Registrant's Form 10-K for year ended June 30, 1992.
(9) Relevant exhibit to Registrant's Amendment No. 2 dated February 22, 1993 to Form 8-K dated November 6, 1992.
(10)  Relevant exhibit to Registrant's Form 10-K for year ended June 30, 1993.
(11) Relevant exhibit to Registrant's Form 10-Q for quarter ended September 30, 1999.
(12)  Relevant exhibit to Registrant's Form 10-K for year ended June 30, 1995.
(13) Relevant exhibit to Registrant's Form S-8 (No. 33-64627) dated November 29, 1995.
(14)  Relevant exhibit to Registrant's Form 10-K for year ended June 30, 1996.
(15) Relevant exhibit to Registrant's Form S-8 (No. 333-32685) dated August 1, 1997.
(16)  Relevant exhibit to Registrant's Form 8-K dated September 4, 1996.
(17)  Relevant exhibit to Registrant's Form 10-Q for quarter ended March 31,
      1998.
(18)  Relevant exhibit to Registrant's Form 10-K for year ended June 30, 1997.
(19)  Notes to Consolidated Financial Statements, Note 2 of this Report.
(20) Exhibit 2.1 to CIRCOR International, Inc. Amendment No. 1 to its registration statement on Form 10 filed on September 22, 1999. (File No. 000-26961).
(21)  Relevant exhibit to Registrant's Form 10-K for year ended June 30, 1998.
(22)  Relevant exhibit to Registrant's Form 10-K for year ended June 30, 1999.
(23) Relevant exhibit to Registrant's Form 10-Q for quarter ended September 30, 2000.

*     Filed as an exhibit to this Report with the Securities and Exchange
      Commission

(b)   Reports on Form 8-K
-------------------------

      There were no reports filed on Form 8-K for quarter ending December 31, 2001.

                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     WATTS INDUSTRIES, INC.


                                By:  /s/ Timothy P. Horne
                                     ----------------------
                                     Timothy P. Horne
                                     Chairman of the Board,
                                     Chief Executive Officer and President

DATED: March 14, 2002

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

         Signature                                      Title                                    Date
         ---------                                      -----                                    ----

/s/  Timothy P. Horne                        Chairman of the Board,                          March 14, 2002
---------------------                        Chief Executive Officer,
     Timothy P. Horne                        President (Principal Executive Officer)
                                             and Director


/s/  William C. McCartney                    Chief Financial Officer                         March 14, 2002
-------------------------                    and Treasurer (Principal
     William C. McCartney                    Financial and Accounting Officer),
                                             Secretary


/s/  Kenneth J. McAvoy                       Director                                        March 14, 2002
----------------------
     Kenneth J. McAvoy


/s/  Gordon W. Moran                         Director                                        March 14, 2002
--------------------
     Gordon W. Moran


/s/  Daniel J. Murphy, III                   Director                                        March 14, 2002
--------------------------
     Daniel J. Murphy, III


/s/  Roger A. Young                          Director                                        March 14, 2002
-------------------
     Roger A. Young

                          Independent Auditors' Report

The Board of Directors and Stockholders
Watts Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Watts Industries, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2001 and 2000, the six month period ended December 31, 1999 and the fiscal year ended June 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Watts Industries, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000, the six month period ended December 31, 1999, and the fiscal year ended June 30, 1999 in conformity with accounting principles generally accepted in the United States of America.


/s/  KPMG LLP

Boston, Massachusetts
February 5, 2002

Watts Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(Amounts in thousands, except per share information)

                                                                                                  For the
                                                 -------For the Twelve Months Ended-------    Six Months Ended
                                                            December 31,          June 30,       December 31,
                                                   2001       2000       1999       1999       1999      1998
                                                 --------   --------   --------   --------   --------   --------
                                                                      (unaudited)                      (unaudited)
Net sales .....................................  $548,940   $516,100   $509,656   $477,869   $261,019   $229,150
Cost of goods sold ............................   365,408    330,796    322,938    302,745    165,853    145,660
                                                 --------   --------   --------   --------   --------   --------
     GROSS PROFIT .............................   183,532    185,304    186,718    175,124     95,166     83,490
Selling, general and administrative expenses ..   131,795    125,317    128,983    123,286     64,148     58,369
Restructuring and other charges ...............     1,454         --      1,460         --      1,460         --
                                                 --------   --------   --------   --------   --------   --------
     OPERATING INCOME .........................    50,283     59,987     56,275     51,838     29,558     25,121
                                                 --------   --------   --------   --------   --------   --------
Other (income) expense:
     Interest income ..........................      (685)      (827)      (841)      (923)      (331)      (413)
     Interest expense .........................     9,422      9,897      7,933      6,150      4,456      2,673
     Other ....................................     1,378      1,705      1,276      1,688         22        434
                                                 --------   --------   --------   --------   --------   --------
                                                   10,115     10,775      8,368      6,915      4,147      2,694
                                                 --------   --------   --------   --------   --------   --------

INCOME FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES ......................    40,168     49,212     47,907     44,923     25,411     22,427
Provision for income taxes ....................    13,612     18,041     17,210     15,469      8,943      7,202
                                                 --------   --------   --------   --------   --------   --------
     INCOME FROM CONTINUING
     OPERATIONS ...............................    26,556     31,171     30,697     29,454     16,468     15,225
     Income (loss) from discontinued
     operations, net of taxes .................        --     (7,170)    (3,143)     6,502     (1,226)     8,419
                                                 --------   --------   --------   --------   --------   --------
     NET INCOME ...............................  $ 26,556   $ 24,001   $ 27,554   $ 35,956   $ 15,242   $ 23,644
                                                 ========   ========   ========   ========   ========   ========

Basic EPS
Income (loss) per share:
     Continuing operations ....................  $   1.00   $   1.18   $   1.16   $   1.10   $   0.62   $   0.57
     Discontinued operations ..................        --      (0.27)     (0.12)      0.24      (0.05)      0.31
                                                 --------   --------   --------   --------   --------   --------
     NET INCOME ...............................  $   1.00   $   0.91   $   1.04   $   1.34   $   0.57   $   0.88
                                                 ========   ========   ========   ========   ========   ========
Weighted average number of shares .............    26,497     26,409     26,498     26,736     26,453     26,935
                                                 ========   ========   ========   ========   ========   ========

Diluted EPS
Income (loss) per share:
     Continuing operations ....................  $   0.99   $   1.17   $   1.15   $   1.10   $   0.61   $   0.56
     Discontinued operations ..................        --      (0.27)     (0.12)      0.24      (0.05)      0.31
                                                 --------   --------   --------   --------   --------   --------
     NET INCOME ...............................  $   0.99   $   0.90   $   1.03   $   1.34   $   0.56   $   0.87
                                                 ========   ========   ========   ========   ========   ========
Weighted average number of shares .............    26,802     26,551     26,684     26,799     27,081     27,062
                                                 ========   ========   ========   ========   ========   ========

     Dividends per share ......................  $  0.240   $  0.268   $  0.350   $  0.350   $  0.175   $  0.175
                                                 ========   ========   ========   ========   ========   ========

The accompanying notes are an integral part of these consolidated financial statements.

Watts Industries, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except share information)

                                                                                  December 31,
                                                                                2001       2000
                                                                              --------   --------
ASSETS
CURRENT ASSETS:
          Cash and cash equivalents ........................................  $ 11,997   $ 15,235
          Trade accounts receivable, less allowance for doubtful accounts
              of $6,070 in 2001 and $6,614 in 2000 .........................    95,498     97,718
          Inventories ......................................................   115,864    108,951
          Prepaid expenses and other assets ................................     7,436      6,850
          Deferred income taxes ............................................    25,329     20,486
                                                                              --------   --------
              Total Current Assets .........................................   256,124    249,240

PROPERTY, PLANT AND EQUIPMENT, NET .........................................   128,606    125,810

OTHER ASSETS:
          Goodwill, net of accumulated amortization
              of $17,885 in 2001 and $14,665 in 2000 .......................   124,544     98,179
          Other ............................................................    11,196      8,796
                                                                              --------   --------
TOTAL ASSETS ...............................................................  $520,470   $482,025
                                                                              ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
          Accounts payable .................................................  $ 42,873   $ 39,569
          Accrued expenses and other liabilities ...........................    55,930     59,088
          Accrued compensation and benefits ................................    11,033     12,200
          Current portion of long-term debt ................................     3,693      1,241
                                                                              --------   --------
              Total Current Liabilities ....................................   113,529    112,098

LONG-TERM DEBT, NET OF CURRENT PORTION .....................................   123,212    105,377
DEFERRED INCOME TAXES ......................................................    15,692     15,463
OTHER NONCURRENT LIABILITIES ...............................................    11,414      9,770
MINORITY INTEREST ..........................................................     7,309      6,775

STOCKHOLDERS' EQUITY:
          Preferred Stock, $.10 par value; 5,000,000 shares
              authorized; no shares issued or outstanding ..................        --         --
          Class A Common Stock, $.10 par value; 80,000,000 shares
              authorized; 1 vote per share; issued and outstanding,
              17,776,509 shares in 2001 and 17,225,965 shares in 2000 ......     1,778      1,723
          Class B Common Stock, $.10 par value; 25,000,000 shares
              authorized; 10 votes per share; issued and outstanding,
              8,735,224 shares in 2001 and 9,235,224 shares in 2000 ........       874        924
          Additional paid-in capital .......................................    37,182     35,996
          Retained earnings ................................................   233,761    213,627
          Accumulated Other Comprehensive Income ...........................   (24,281)   (19,728)
                                                                              --------   --------
              Total Stockholders' Equity ...................................   249,314    232,542
                                                                              --------   --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .................................  $520,470   $482,025
                                                                              ========   ========

The accompanying notes are an integral part of these consolidated financial statements.

Watts Industries, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Amounts in thousands, except share information)

                                                                                  Class A               Class B
                                                                               Common Stock          Common Stock         Additional
                                                                           -------------------   --------------------      Paid-In
                                                                             Shares    Amount      Shares      Amount      Capital
                                                                           ---------------------------------------------------------
Balance at June 30, 1998 ................................................  16,859,027   $1,686   10,296,827    $1,030      $47,647
     Comprehensive income
         Net income .....................................................
         Cumulative translation adjustment ..............................

                Comprehensive income ....................................

     Shares of Class B Common Stock converted to Class A Common Stock ...      11,580        1      (11,580)       (1)
     Shares of Class A Common Stock issued upon the exercise of
         stock options ..................................................       3,700        1                                  60
     Purchase of treasury stock, 615,000 shares @ cost
     Retirement of treasury stock .......................................    (715,500)     (72)                            (11,926)
     Net change in restricted stock units ...............................                                                      288
     Common Stock dividends .............................................
                                                                           ---------------------------------------------------------
Balance at June 30, 1999 ................................................  16,158,807   $1,616   10,285,247    $1,029      $36,069
     Comprehensive income:
         Net income .....................................................
         Cumulative translation adjustment ..............................

                Comprehensive income ....................................

     Shares of Class B Common Stock converted to Class A Common Stock ...     800,000       80     (800,000)      (80)
     Shares of Class A Common Stock issued upon the exercise of
         stock options ..................................................      29,700        3                                 511
     Purchase of treasury stock, 100,000 shares @ cost ..................
     Retirement of treasury stock .......................................    (100,000)     (10)                             (1,295)
     Net change in restricted stock units ...............................                                                       45
     Spin off of Industrial and Oil and Gas Group .......................
     Common Stock dividends .............................................
                                                                           ---------------------------------------------------------
Balance at December 31, 1999 ............................................  16,888,507   $1,689    9,485,247      $949      $35,330
     Comprehensive income:
         Net income .....................................................
         Cumulative translation adjustment ..............................

                Comprehensive income ....................................

     Shares of Class B Common Stock converted to Class A Common Stock ...     250,023       25     (250,023)      (25)
     Shares of Class A Common Stock issued upon the exercise of
         stock options ..................................................      39,609        4                                 309
     Purchase of treasury stock, 10,000 shares @ cost ...................
     Retirement of treasury stock .......................................     (10,000)      (1)                               (104)
     Net change in restricted stock units ...............................      57,826        6                                 461
     Common Stock dividends .............................................
                                                                           ---------------------------------------------------------
Balance at December 31, 2000 ............................................  17,225,965   $1,723    9,235,224      $924      $35,996
     Comprehensive income:
         Net income .....................................................
         Cumulative translation adjustment ..............................

                Comprehensive income ....................................

     Shares of Class B Common Stock converted to Class A Common Stock ...     500,000       50     (500,000)      (50)
     Shares of Class A Common Stock issued upon the exercise of
         stock options ..................................................     110,510       11                               1,572
     Purchase of treasury stock, 110,300 shares @ cost ..................
     Retirement of treasury stock .......................................    (110,300)     (11)                             (1,374)
     Net change in restricted stock units ...............................      50,334        5                                 988
     Common Stock dividends .............................................
                                                                           ---------------------------------------------------------
Balance at December 31, 2001 ............................................  17,776,509   $1,778    8,735,224    $  874      $37,182
                                                                           =========================================================

The accompanying notes are an integral part of these consolidated financial statements.

                                                                                        Accumulated
                                                                                           Other                   Total
                                                                             Retained  Comprehensive  Treasury  Stockholders'
                                                                             Earnings      Income      Stock       Equity
                                                                           --------------------------------------------------
Balance at June 30, 1998 ................................................    $337,565    $(11,330)   $(2,583)    $374,015
     Comprehensive income
         Net income .....................................................      35,956                              35,956
         Cumulative translation adjustment ..............................                  (3,818)                 (3,818)
                                                                                                                 --------
                Comprehensive income ....................................                                          32,138
                                                                                                                 --------
     Shares of Class B Common Stock converted to Class A Common Stock ...
     Shares of Class A Common Stock issued upon the exercise of
         stock options ..................................................                                              61
     Purchase of treasury stock, 615,000 shares @ cost                                                (9,415)      (9,415)
     Retirement of treasury stock .......................................                             11,998
     Net change in restricted stock units ...............................                                             288
     Common Stock dividends .............................................      (9,432)                             (9,432)
                                                                           --------------------------------------------------
Balance at June 30, 1999 ................................................    $364,089    $(15,148)   $    --     $387,655
     Comprehensive income:
         Net income .....................................................      15,242                              15,242
         Cumulative translation adjustment ..............................                     (51)                    (51)
                                                                                                                 --------
                Comprehensive income ....................................                                          15,191
                                                                                                                 --------
     Shares of Class B Common Stock converted to Class A Common Stock ...
     Shares of Class A Common Stock issued upon the exercise of
         stock options ..................................................                                             514
     Purchase of treasury stock, 100,000 shares @ cost ..................                             (1,305)     (1,305)
     Retirement of treasury stock .......................................                              1,305
     Net change in restricted stock units ...............................                                              45
     Spin off of Industrial and Oil and Gas Group .......................    (177,942)                           (177,942)
     Common Stock dividends .............................................      (4,656)                             (4,656)
                                                                           --------------------------------------------------
Balance at December 31, 1999 ............................................    $196,733    $(15,199)   $    --     $219,502
     Comprehensive income:
         Net income .....................................................      24,001                              24,001
         Cumulative translation adjustment ..............................                  (4,529)                 (4,529)
                                                                                                                 --------
                Comprehensive income ....................................                                          19,472
                                                                                                                 --------
     Shares of Class B Common Stock converted to Class A Common Stock ...
     Shares of Class A Common Stock issued upon the exercise of
         stock options ..................................................                                             313
     Purchase of treasury stock, 10,000 shares @ cost ...................                               (105)        (105)
     Retirement of treasury stock .......................................                                105
     Net change in restricted stock units ...............................                                             467
     Common Stock dividends .............................................      (7,107)                            (7,107)
                                                                           --------------------------------------------------
Balance at December 31, 2000 ............................................    $213,627    $(19,728)   $    --     $232,542
     Comprehensive income:
         Net income .....................................................      26,556                              26,556
         Cumulative translation adjustment ..............................                  (4,553)                 (4,553)
                                                                                                                 --------
                Comprehensive income ....................................                                          22,003
                                                                                                                 --------
     Shares of Class B Common Stock converted to Class A Common Stock ...
     Shares of Class A Common Stock issued upon the exercise of
         stock options ..................................................                                           1,583
     Purchase of treasury stock, 110,300 shares @ cost ..................                             (1,385)      (1,385)
     Retirement of treasury stock .......................................                              1,385
     Net change in restricted stock units ...............................                                             993
     Common Stock dividends .............................................      (6,422)                             (6,422)
                                                                           --------------------------------------------------
Balance at December 31, 2001 ............................................    $233,761   $(24,281)    $    --     $249,314
                                                                           ==================================================

Watts Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts in thousands)

                                                                                                                        For the Six
                                                                             -------For the Twelve Months Ended-------  Months Ended
                                                                                     December 31,             June 30,  December 31,
                                                                             2001        2000       1999        1999        1999
                                                                             ----        ----       ----        ----        ----
                                                                                                 (unaudited)
OPERATING ACTIVITIES
    Income from continuing operations ...................................  $  26,556   $ 31,171   $  30,697   $ 29,454   $ 16,468
    Adjustments to reconcile net income from continuing operations to net cash provided by continuing operating activities:
          Depreciation ..................................................     19,971     16,963      15,495     14,745      7,869
          Amortization ..................................................      3,704      3,108       2,701      2,711      1,356
          Deferred income taxes (benefit) ...............................     (3,421)     1,380      (2,983)    (2,823)       154
          Loss/(Gain) on disposal of property, plant and equipment ......      1,923        296          18        (19)        23
          Equity in undistributed earnings/(loss) of affiliates .........          6       (120)        747        712        (78)
          Changes in operating assets and liabilities, net of effects from business acquisitions and divestures:
               Accounts receivable ......................................      6,295     (5,544)     (2,343)      (876)    (5,883)
               Inventories ..............................................      4,213      3,648     (13,589)      (532)    (2,830)
               Prepaid expenses and other assets ........................       (780)     5,529      (4,478)    (1,050)    (2,456)
               Accounts payable, accrued expenses and
                 other liabilities ......................................     (7,230)     1,323      15,935      5,964     14,386
                                                                           ---------   --------   ---------   --------   --------
      Net cash provided by continuing operations ........................     51,237     57,754      42,200     48,286     29,009
                                                                           ---------   --------   ---------   --------   --------

INVESTING ACTIVITIES
    Additions to property, plant and equipment ..........................    (16,047)   (14,238)    (24,283)   (21,532)   (10,293)
       Proceeds from sale of property, plant and equipment ..............        267        587       2,291      2,337         --
       Decrease/(Increase) in other assets ..............................        508       (616)       (617)      (415)      (862)
       Business acquisitions, net of cash acquired ......................    (42,977)    (9,982)    (27,935)   (28,422)        --
                                                                           ---------   --------   ---------   --------   --------
           Net cash used in investing activities ........................    (58,249)   (24,249)    (50,544)   (48,032)   (11,155)
                                                                           ---------   --------   ---------   --------   --------

FINANCING ACTIVITIES
    Proceeds from long-term borrowings ..................................    124,992     71,000     112,453     81,121     59,089
    Payments of long-term debt ..........................................   (114,033)   (92,430)    (77,697)   (47,138)   (49,831)
    Proceeds from exercise of stock options .............................      2,576        780         556         61        556
    Dividends ...........................................................     (6,422)    (7,107)     (9,301)    (9,358)    (4,656)
    Purchase and retirement of common stock .............................     (1,385)      (105)     (6,849)    (9,415)    (1,305)
                                                                           ---------   --------   ---------   --------   --------
       Net cash provided by/(used in) financing activities ..............      5,728    (27,862)     19,162     15,271      3,853
                                                                           ---------   --------   ---------   --------   --------
Effect of exchange rate changes on cash and cash equivalents ............       (214)      (496)      1,437      2,620        302
Net cash used in discontinued operations ................................     (1,740)    (2,928)    (13,852)   (16,138)   (21,767)
                                                                           ---------   --------   ---------   --------   --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ........................     (3,238)     2,219      (1,597)     2,007        242
      Cash and cash equivalents at beginning of year ....................     15,235     13,016      14,613     10,767     12,774
                                                                           ---------   --------   ---------   --------   --------
CASH AND CASH EQUIVALENTS AT END OF YEAR ................................  $  11,997   $ 15,235   $  13,016   $ 12,774   $ 13,016
                                                                           =========   ========   =========   ========   ========

NON CASH INVESTING AND FINANCING ACTIVITIES
    Acquisition of businesses
       Fair value of assets acquired ....................................  $  64,951   $ 10,826   $  61,303   $ 61,963   $     --
       Cash paid, net of cash acquired ..................................     42,977      9,982      27,935     28,422         --
                                                                           ---------   --------   ---------   --------   --------
       Liabilities assumed ..............................................  $  21,974   $    844   $  33,368   $ 33,541   $     --
                                                                           =========   ========   =========   ========   ========

The accompanying notes are an integral part of these consolidated financial statements.

Watts Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(1)   Description of Business

      Watts Industries, Inc. (the Company) designs, manufactures and sells an extensive line of valves and other products for the water quality, water safety, water flow control and water conservation markets located predominately in North America, Europe, and Asia.

(2)   Accounting Policies

      Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its majority and wholly owned subsidiaries. Upon consolidation, all significant intercompany accounts and transactions are eliminated. The financial statements of the Company reflect the industrial and oil and gas businesses as discontinued operations for periods prior to a spin-off transaction that was completed on October 18, 1999 (see Note 3).

      Change in Fiscal Year

      Effective July 1, 1999, the Company changed its fiscal year end from June 30 to December 31. Accordingly, the audited financial statements include the results for the twelve month period ended December 31, 2001 ("fiscal 2001") and December 31, 2000 ("fiscal 2000"), the six month period ended December 31, 1999 ("fiscal 1999.5"), and the fiscal year ended June 30, 1999 ("fiscal 1999"). In addition to the basic audited financial statements and related notes, certain unaudited financial information for the twelve month period ended December 31, 1999 and the six month period ended December 31, 1998 have been presented to enhance comparability.

      Cash Equivalents

      Cash equivalents consist of highly liquid investments with maturities of three months or less at the date of original issuance.

      Inventories

      Inventories are stated at the lower of cost (first-in, first-out method) or market. Market value is determined by replacement cost or net realizable value.

      Goodwill and Other Intangible Assets

      Goodwill represents the excess of cost over the fair value of net assets of businesses acquired. Goodwill related to acquisitions prior to July 1, 2001 is amortized over 40 years using the straight-line method. Effective July 1, 2001, the Company adopted the provisions of Financial Accounting Standards Board Statements No. 141 "Business Combinations," and certain provisions of Statement No. 142 "Goodwill and Other Intangible Assets" as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001. Goodwill relating to the acquisition of Powers Process Controls is not being amortized as this acquisition falls under certain provisions of FAS 142. The impact of the adoption for the Powers acquisition was not material. The Company assesses the recoverability of intangible assets by determining whether the intangible asset balance can be recovered through undiscounted future operating cash flows of the acquired businesses. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds.

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

Watts Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

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

      Stock Based Compensation

      As allowed under Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", the Company accounts for its stock-based employee compensation plans in accordance with the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees".

      Net Income Per Common Share

      Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding. The calculation of diluted earnings per share assumes the conversion of all dilutive securities (see Note 13).

      Net income and number of shares used to compute net earnings per share from continuing operations, basic and assuming full dilution, are reconciled below:

                       Twelve Months Ended          Twelve Months Ended           Six Months Ended          Twelve Months Ended
                        December 31, 2001            December 31, 2000           December 31, 1999             June 30, 1999
                    --------------------------  --------------------------  --------------------------  --------------------------
                                                 (Amounts in thousands, except per share information)
                      Income                      Income                      Income                      Income
                       from               Per      from               Per      from               Per      from               Per
                    Continuing           Share  Continuing           Share  Continuing           Share  Continuing           Share
                    Operations  Shares  Amount  Operations  Shares  Amount  Operations  Shares  Amount  Operations  Shares  Amount
                    ----------  ------  ------  ----------  ------  ------  ----------  ------  ------  ----------  ------  ------
      Basic EPS       $26,556   26,497   $1.00    $31,171   26,409   $1.18    $16,468   26,453   $0.62    $29,454   26,736   $1.10
      Dilutive
      securities
      principally
      common
      stock options                305    0.01                 142    0.01                 628    0.01                  63      --
                      -------   ------   -----    -------   ------   -----    -------   ------   -----    -------   ------   -----
      Diluted EPS     $26,556   26,802   $0.99    $31,171   26,551   $1.17    $16,468   27,081   $0.61    $29,454   26,799   $1.10
                      =======   ======   =====    =======   ======   =====    =======   ======   =====    =======   ======   =====

      Derivative Financial Instruments

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

      Using qualifying criteria defined in FAS 133, derivative instruments are designated and accounted for as either a hedge of a recognized asset or liability (fair value hedge) or a hedge of a forecasted transaction (cash flow hedge). For a fair value hedge, both the effective and ineffective portions of the change in fair value of the derivative instrument, along with an adjustment to the carrying amount of the hedged item for fair value changes attributable to the hedged risk, are recognized in earnings. For a cash flow hedge, changes in the fair value of the derivative instrument that are highly effective are deferred in accumulated other comprehensive income or loss until the underlying hedged item is recognized in earnings.

      The ineffective portion of fair value changes on qualifying hedges is recognized in earnings immediately. If a fair value or cash flow hedge were to cease to qualify for hedge accounting or be terminated, it would continue to be carried on

Watts Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

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

      Certain forecasted transactions, primarily intercompany sales between the United States and Canada, and assets are exposed to foreign currency risk. The Company monitors its foreign currency exposures on an ongoing basis to maximize the overall effectiveness of its foreign currency hedge positions. During fiscal year 2001, the Company used foreign currency forward contracts as a means of hedging exposure to foreign currency risks. The Company's foreign currency forwards have been designated and qualify as cash flow hedges under the criteria of FAS 133. FAS 133 requires that changes in fair value of derivatives that qualify as cash flow hedges be recognized in other comprehensive income while the ineffective portion of the derivative's change in fair value be reorganized immediately in earnings. The net gain on these contracts recorded in other comprehensive income during the year ended December 31, 2001 was not material.

      Shipping and Handling

      Shipping and handling costs included in selling, general and administrative expense amounted to $21,002,000 and $19,492,000 for the fiscal years ended December 31, 2001 and 2000 respectively, $9,053,000 for the six month period ended December 31, 1999, and $17,943,000 for the fiscal year ended June 30, 1999.

      Revenue Recognition

      The Company recognizes revenue when all of the following criteria have been met: the product has been shipped and title passes, the sales price to the customer is fixed or is determinable, and the collectability of the price is reasonably assured. Provisions for estimated returns and allowances are made at the time of sale.

      Basis of Presentation

      Certain amounts in fiscal years 2000, 1999.5, and 1999 have been reclassified to permit comparison with the 2001 presentation.

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

      New Accounting Standards

      The Company adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), as amended by FAS No. 137 and FAS No. 138, on January 1, 2001. FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires the recognition of all derivative instruments as assets or liabilities in the Company's balance sheet and measurement of those instruments at fair value. The adoption of FAS 133 on January 1, 2001 did not have a material effect on the consolidated financial statements.

      During 2000, the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) added to its agenda various revenue recognition issues that could impact the income statement classification of certain promotional payments. In May 2000, the EITF reached a consensus on Issue 00-14, "Accounting for Certain Sales Incentives". EITF 00-14 addresses the recognition and income statement classification of various sales incentives. Among its requirements, the consensus will require the costs related to consumer coupons currently classified as marketing costs to be classified as a reduction of revenue. The impact of adopting this consensus is not expected to have a material impact on our results of operations. The Company will adopt the consensus in the first quarter of fiscal 2002.

      In January 2001, the EITF reached a consensus on Issue 00-22, "Accounting for "Points" and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future". Issue 00-22 requires that certain volume-based cash rebates to customers currently recognized as marketing costs

Watts Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

      be classified as a reduction of revenue. The consensus was effective for the first quarter of 2001 and its adoption was not material to our consolidated financial statements.

      In April 2001, the EITF reached a consensus on Issue 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services". EITF 00-25 addresses the income statement classification of consideration, other than that directly addressed in Issue 00-14, from a vendor to a reseller, or another party that purchases the vendor's products. Among its requirements, the consensus will require certain of our customer promotional incentives currently classified as marketing costs to be classified as a reduction of revenue. The Company will adopt the consensus in the first quarter of fiscal 2002. The Company is currently assessing the impact of adopting Issue 00-25, but anticipates no material change to our consolidated financial statements.

      In July 2001, the Financial Standards Accounting Board ("FASB") issued Financial Accounting Standards Board Statement No. 141, "Business Combinations" ("FAS 141") and Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. FAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment, at least annually, in accordance with the provisions of FAS
      142. FAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of".

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

      In August 2001, the FASB issued Financial Accounting Standards Board Statement No. 143, "Accounting for Asset Retirement Obligations" ("FAS 143") which requires companies to record the fair value of an asset retirement obligation as a liability in the period it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and or normal use of the assets. The company must also record a corresponding increase in the carrying value of the related long-lived asset and depreciate that cost over the remaining useful life of the asset. The liability must be increased each period for the passage of time with the offset recorded as an operating expense. The liability must also be adjusted for changes in the estimated future cash flows underlying the initial fair value measurement. Companies must also recognize a gain or loss on the settlement of the liability. The provisions of FAS 143 are effective for fiscal years beginning after June 15, 2002. At the date of the adoption of FAS 143, companies are required to recognize a liability for all existing asset retirement obligations and the associated asset retirement costs. The Company is currently evaluating the effect that the adoption of FAS 143 will have on its results of operations and its financial position.

      In August 2001, the FASB issued Financial Accounting Standards Board Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144") which addresses the accounting and reporting for the impairment or disposal of long-lived assets. FAS 144 supercedes Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to be Disposed Of" ("FAS 121") but retains many of the fundamental provisions of FAS 121. FAS 144 also supercedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30") for the disposal of a segment of a business. However, FAS 144 retains the requirements of APB 30 to report discontinued operations separately and extends that reporting requirement to components of an entity that has either been disposed of or is classified as held for sale. FAS 144 excludes goodwill and other intangibles that are not amortized from its scope. For assets to be held and used, FAS 144 addresses how cash flows should

Watts Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

      be estimated to test the recoverability of an asset or group of assets, clarifies how an impairment loss should be allocated, and creates a requirement to use an expected present value technique to estimate fair value if market prices are not available and uncertainties exist about the timing and amount of future cash flows. For long-lived assets to be disposed of by sale, FAS 144 establishes the criteria to be met to qualify for this classification, defines the timing of when the related sale must be consummated, eliminates the net realizable value measurement approach for segments of a business and certain acquired assets in a business combination, and defines costs to sell the asset. The provisions of FAS 144 are effective for fiscal years beginning after December 15, 2001 and are generally to be applied prospectively. The Company will adopt FAS 144 in the first quarter of fiscal 2002. The Company is currently evaluating the effect that the adoption of FAS 144 will have on its results of operations and its financial position.

(3)   Discontinued Operations

      On December 18, 1998, the Company announced its intention to spin-off its industrial and oil and gas businesses to its shareholders as an independent publicly traded company. The spin-off was effected as a tax-free distribution on October 18, 1999 ("Distribution Date"). Owners of Watts common stock as of October 6, 1999 received one share of common stock of CIRCOR International, Inc. ("CIRCOR"), the new company, for every two shares of Watts class A or class B common stock held. Coincident with the Distribution Date, the Company received $96.0 million in cash from CIRCOR as repayment of intercompany loans and advances.

      The historical operating results of CIRCOR through the distribution date are shown, net of tax, as discontinued operations in the consolidated statements of operations. Included in the historical operating results of the discontinued operations is an allocation of the Company's interest expense based on an allocation of the Company's debt to discontinued operations. Income taxes have been allocated to discontinued operations based on their pre-tax income and calculated on a separate company basis pursuant to the requirements of Statement of Financial Accounting Standards No. 109.

      In September 1996, the Company divested its Municipal Water Group of businesses, which included Henry Pratt, James Jones Company and Edward Barber and Company Ltd. Costs and expenses related to the Municipal Water Group, for fiscal 2000 and 1999 relate to legal and settlement costs associated with the James Jones litigation (see Note 15).

      Condensed operating statement data of the discontinued operations is summarized below:

                                                Twelve Months    Twelve Months       Six Months       Twelve Months
                                                    Ended            Ended             Ended             Ended
                                                 December 31,     December 31,      December 31,        June 30,
                                                     2001             2000              1999              1999
                                                -------------    -------------      ------------      -------------
                                                                          (in thousands)
      Net sales                                    $     --         $     --          $ 85,473          $321,711
      Costs and expenses
           Municipal Water Group                         --           11,950                --             5,000
           CIRCOR                                        --               --            85,604           299,385
                                                   --------         --------          --------          --------
      Total costs and expenses                           --           11,950            85,604           304,385
                                                   --------         --------          --------          --------
      Income/(loss) before income taxes                  --          (11,950)             (131)           17,326
      Provision for income taxes (benefit)               --           (4,780)            1,095            10,824
                                                   --------         --------          --------          --------
      Income/(loss) from discontinued
          operations, net of taxes                 $     --         $ (7,170)         $ (1,226)         $  6,502
                                                   ========         ========          ========          ========

(4)   Restructuring and Other Charges

      The Company is implementing a plan to consolidate several of its manufacturing plants both in North America and Europe. At the same time it is expanding its manufacturing capacity in China. The implementation of this manufacturing restructuring plan began during the fourth quarter of fiscal 2001 and is expected to be completed during fiscal

Watts Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

      2002 to insure the quality of its products and minimize any interruption in its delivery of those products to its customers. The Company recorded manufacturing restructuring plan costs of $5,831,000 pre-tax in the fourth quarter of fiscal 2001 and is anticipating recording an additional $6,000,000 to $8,000,000 pre-tax in 2002 as it continues to implement the program. The restructuring costs recorded in 2001 consist primarily of severance costs for approximately 36 employees in manufacturing and administration groups, 35 of whom have been terminated as of December 31, 2001. Asset write-downs consist primarily of write-offs of inventory related to product lines that the Company has discontinued as part of this restructuring plan and have been recorded in cost of goods sold. The tax benefits of the costs and asset write-downs will slightly exceed cash outlays to implement this program, which would allow the Company to complete the restructuring without consuming any cash. The Company estimates an annual pre-tax savings of approximately $5,000,000 following the completion of the program.

      Details of the restructuring are as follows:

                                     Initial           Utilized        Remaining
                                    Provision        During 2001        Balance
                                    ---------        -----------       ---------
                                                    (in thousands)

      Restructuring/Other             $1,454            $  692            $762
      Asset Write-downs                4,300             4,300              --
      Other exit costs                    77                77              --
                                      ------            ------            ----
           Total                      $5,831            $5,069            $762
                                      ======            ======            ====

      In December 1999, the Company announced a restructuring of its operations in Italy to consolidate the warehousing and manufacturing operations. In connection with this restructuring, the Company recorded a pre-tax charge of $1,460,000. This restructuring program was completed in fiscal 2000.

(5)   Business Acquisitions

      On September 28, 2001, a wholly owned subsidiary of the Company acquired the assets of the Powers Process Controls Division of Mark Controls Corporation, a subsidiary of Crane Co. located in Skokie, Illinois and Mississauga, Ontario, Canada for approximately $13 million in cash. The December 31, 2001 Consolidated Balance Sheet of the Company contains a purchase price allocation of the Powers acquisition, consistent with the guidelines of FAS 141 and certain provisions of FAS 142. Powers designs and manufactures thermostatic mixing valves for personal safety and process control applications in commercial and institutional facilities. It also manufactures control valves and commercial plumbing brass products including shower valves and lavatory faucets. Powers' annualized sales prior to the acquisition were approximately $20 million.

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

      On June 1, 2001, a wholly owned subsidiary of the Company acquired Fimet S.r.l. (Fabbrica Italiana Manometri e Termometri) located in Milan, Italy and its wholly-owned subsidiary, MTB AD, which is located in Bulgaria for approximately $6 million. The acquired business manufactures pressure and temperature gauges for use in the HVAC market. Fimet's annualized sales prior to the acquisition were approximately $9 million.

      On January 5, 2001, the Company acquired Dumser Metallbau GmbH & Co. KG located in Landau, Germany for approximately $20 million. The main products of Dumser include brass, steel and stainless steel manifolds used as a prime distribution device in hydronic heating systems. Dumser's annualized sales prior to the acquisition were approximately $24 million. Dumser has a 51% controlling share of Stern Rubinetti, which had annualized sales prior to the acquisition of $4 million. Stern Rubinetti is an Italian manufacturing company producing brass components located in Brescia, Italy.

Watts Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(6)   Allowance for Doubtful Trade Accounts Receivable

      Activity in the allowance for doubtful trade accounts receivable is as follows:

                                            Twelve Months    Twelve Months      Six Months      Twelve Months
                                                Ended            Ended             Ended            Ended
                                            December 31,     December 31,      December 31,       June 30,
                                                2001             2000              1999             1999
                                            -------------    -------------     ------------     -------------
                                                                     (in thousands)
      Balance at beginning of year             $ 6,614          $ 6,730          $ 7,747          $ 6,821
      Additions, charged to operations           1,697            1,211               87            1,728
      Other additions, primarily
           related to acquisitions                 392               25               98              747
      Deductions, losses charged
           to reserves                          (2,633)          (1,352)          (1,202)          (1,549)
                                               -------          -------          -------          -------
      Balance at end of year                   $ 6,070          $ 6,614          $ 6,730          $ 7,747
                                               =======          =======          =======          =======

(7)   Inventories

      Inventories consist of the following:

                                           December 31,         December 31,
                                               2001                 2000
                                           ------------         ------------
                                                    (in thousands)

      Raw materials                          $ 34,276             $ 35,483
      Work in process                          13,032               16,390
      Finished goods                           68,556               57,078
                                             --------             --------
                                             $115,864             $108,951
                                             ========             ========

(8)   Property, Plant and Equipment

      Property, plant and equipment consists of the following:

                                             December 31,      December 31,
                                                 2001              2000
                                             ------------      ------------
                                                     (in thousands)

      Land                                     $  8,890          $  8,297
      Buildings and improvements                 61,045            55,779
      Machinery and equipment                   142,615           131,642
      Construction in progress                    5,685             6,774
                                               --------          --------
                                                218,235           202,492
      Accumulated Depreciation                  (89,629)          (76,682)
                                               --------          --------
                                               $128,606          $125,810
                                               ========          ========

Watts Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(9)   Income Taxes

      The significant components of the Company's deferred income tax liabilities and assets are as follows:

                                                    December 31,    December 31,
                                                        2001            2000
                                                    ------------    ------------
                                                           (in thousands)

      Deferred income tax liabilities:
           Excess tax over book depreciation           $12,945        $12,216
           Other                                         2,747          3,247
                                                       -------        -------
               Deferred income tax liabilities          15,692         15,463
                                                       -------        -------
      Deferred income tax assets:
           Accrued expenses                             12,185         11,433
           Net operating loss carryforward               3,298          4,102
           Inventory                                     3,613          1,688
           Restructuring                                 1,553             --
           Other                                         5,329          4,017
                                                       -------        -------
               Deferred income tax assets               25,978         21,240
      Valuation allowance                                 (649)          (754)
                                                       -------        -------
           Deferred income tax assets, net
               of valuation allowance                   25,329         20,486
                                                       -------        -------
           Net deferred income tax asset               $ 9,637        $ 5,023
                                                       =======        =======


      The provision for income taxes from continuing operations is based on the following pre-tax income:

                   Twelve Months   Twelve Months    Six Months     Twelve Months
                       Ended           Ended           Ended           Ended
                    December 31,    December 31,   December 31,       June 30,
                        2001            2000           1999             1999
                   -------------   -------------   ------------    -------------
                                          (in thousands)

      Domestic        $30,152         $35,565         $18,424         $33,787
      Foreign          10,016          13,647           6,987          11,136
                      -------         -------         -------         -------
                      $40,168         $49,212         $25,411         $44,923
                      =======         =======         =======         =======

Watts Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

      The provision for income taxes from continuing operations consists of the following:

                                          Twelve Months    Twelve Months     Six Months      Twelve Months
                                              Ended            Ended            Ended            Ended
                                           December 31,     December 31,    December 31,        June 30,
                                               2001             2000            1999              1999
                                          -------------    -------------    ------------     -------------
                                                                  (in thousands)
      Current tax expense
           Federal                           $11,411          $10,294          $ 7,177          $12,698
           Foreign                             4,238            4,544            1,721            2,820
           State                               2,125            1,845              214              385
                                             -------          -------          -------          -------
                                              17,774           16,683            9,112           15,903
                                             -------          -------          -------          -------

      Deferred tax expense (benefit)
           Federal                            (2,096)           1,554             (553)            (577)
           Foreign                            (1,593)            (414)             450              212
           State                                (473)             218              (66)             (69)
                                             -------          -------          -------          -------
                                              (4,162)           1,358             (169)            (434)
                                             -------          -------          -------          -------

                                             $13,612          $18,041          $ 8,943          $15,469
                                             =======          =======          =======          =======

      Actual income taxes reported from continuing operations are different than would have been computed by applying the federal statutory tax rate to income from continuing operations before income taxes. The reasons for this difference are as follows:

                                        Twelve Months     Twelve Months      Six Months     Twelve Months
                                            Ended             Ended            Ended            Ended
                                         December 31,      December 31,     December 31,       June 30,
                                             2001              2000             1999             1999
                                        -------------     -------------     ------------    -------------
                                                                  (in thousands)
      Computed expected federal
           income expense (benefit)         $14,059          $17,224          $ 8,894          $15,723
      State income taxes, net of
           federal tax benefit                1,074            1,341               96              366
      Goodwill amortization                     751              714              342            1,058
      Foreign tax rate and
           regulation differential           (1,025)            (646)            (205)            (664)
      Other, net                             (1,247)            (592)            (184)          (1,014)
                                            -------          -------          -------          -------
                                            $13,612          $18,041          $ 8,943          $15,469
                                            =======          =======          =======          =======

      At December 31, 2001, the Company had foreign net operating loss carry-forwards of $8.8 million for income tax purposes. Approximately $8.7 million of the foreign net operating losses can be carried forward indefinitely, with the remainder expiring in fiscal years 2002 and 2003. Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $55 million at December 31, 2001, and $57 million at December 31, 2000, $43 million and $45 million at December 31, 1999 and June 30, 1999, respectively. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been recorded thereon. Upon distribution of those earnings, in the form of dividends or otherwise, the Company will be subject to withholding taxes payable to the various foreign countries. Determination of the amount of U.S. income tax liability that would be incurred is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce some portion of any U.S. income tax liability. Withholding taxes of approximately $3.6 million would be payable upon remittance of all previously unremitted earnings at December 31, 2001.

Watts Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

      Management believes that it is more likely than not that the deferred tax assets, net of valuation allowance, will be realized.

      The Company made income tax payments of $19.7 million for the fiscal year ended December 31, 2001, $18.4 million for the fiscal year ended December 31, 2000, $11.2 million and $24.8 million in fiscal years ended December 31, 1999 and June 30, 1999, respectively.

(10)  Accrued Expenses and Other Liabilities

      Accrued expenses and other liabilities consist of the following:

                                                    December 31,    December 31,
                                                        2001            2000
                                                    ------------    ------------
                                                            (in thousands)

      Commissions and sales incentives payable         $12,214        $11,261
      Accrued insurance                                 12,415         11,434
      Net Pension Liability                              4,162          3,668
      Other                                             18,919         18,549
      Income Taxes Payable                               1,766          5,217
      Accrued legal/settlement                           6,454          8,959
                                                       -------        -------
                                                       $55,930        $59,088
                                                       =======        =======

Watts Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(11)  Financing Arrangements

      Long-term debt consists of the following:

                                                                       December 31,     December 31,
                                                                           2001             2000
                                                                       ------------     ------------
                                                                              (in thousands)
      8 3/8%, debentures due December 2003                               $ 75,000         $ 75,000

      $100 million revolving line of credit facility,
      accruing interest at a  variable rate (3.42% and
      7.18% at December 31, 2001 and 2000, respectively)
      of either Eurodollar rate plus .185%, Prime Rate
      or a  competitive money market rate to be
      specified by the Lender, and expiring March 2003                      5,000            5,000

      10.4 million euro tranche at December 31, 2001
      and 23.6 million euro line of credit at December 31, 2000, accruing interest at a variable rate of euribor plus .75%
      (4.5% and 4.3% at December 31, 2001 and 2000,
      respectively) expiring September 2004                                 9,257           17,837

      29 million euro line of credit, accruing interest
      at a variable rate of euribor plus .75% (4.3% at
      December 31, 2001) expiring March 2002                               25,457               --

      Industrial Revenue Bond, maturing September 2002
      accruing interest at a variable rate based on weekly
      tax-exempt interest rates (1.90% and 5.20%
      at December 31, 2001 and 2000, respectively)                          5,000            5,000

      Other (at interest rates ranging from 4.3% to 8.4%)                   7,191            3,781
                                                                         --------         --------
                                                                          126,905          106,618
      Less: current portion                                                 3,693            1,241
                                                                         --------         --------
                                                                         $123,212         $105,377
                                                                         ========         ========

      The Industrial Revenue Bond, which matures in September 2002, and the 29 million euro line of credit, which matures in March 2002, have been classified as long term since management has the present ability and intent to refinance this debt through the use of the existing credit facilities.

      Principal payments during each of the next five fiscal years are due as follows (in thousands): 2002 - $37,532; 2003 - $83,817; 2004 - $3,427,
      2005 - $426, and 2006 - $404. Interest paid for all periods presented in the accompanying consolidated financial statements approximates interest expense.

Watts Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

      Letters of Credit are purchased guarantees that ensure the Company's performance or payment to third parties in accordance with specified terms and conditions. The following table presents the Company's Letters of Credit for amounts committed but not drawn-down and the amounts drawn-down on such instruments. These instruments may exist or expire without being drawn down. Therefore, the amounts committed but not drawn-down, do not necessarily represent future cash flows.

                                                       Amounts Committed                      Amounts Drawn-down
                                                      But Not Drawn-down                        And Outstanding
                                                      ------------------                      ------------------
                                                December 31,       December 31,        December 31,        December 31,
                                                    2001               2000                2001                2000
                                                ------------       ------------        ------------        ------------
                                                                             (in thousands)
      Commitments to Extend Credit                $18,177            $17,946              $3,051              $5,689

      Certain of the Company's loan agreements contain covenants that require, among other items, the maintenance of certain financial ratios, and limit the Company's ability to enter into secured borrowing arrangements.

(12)  Common Stock

      Since fiscal 1997, the Company's Board of Directors has authorized the repurchase of 4,380,200 shares of the Company's common stock in the open market and through private purchases. Since the inception of this repurchase program, 3,716,000 shares of the Company's common stock have been repurchased and retired.

      The Class A Common Stock and Class B Common Stock have equal dividend and liquidation rights. Each share of the Company's Class A Common Stock is entitled to one vote on all matters submitted to stockholders and each share of Class B Common Stock is entitled to ten votes on all such matters. Shares of Class B Common Stock are convertible into shares of Class A Common Stock, on a one-to-one basis, at the option of the holder. The Company has reserved a total of 5,799,987 shares of Class A Common Stock for issuance under its stock-based compensation plans and 8,735,224 shares for conversion of Class B Stock to Class A Common Stock.

Watts Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(13)  Stock-Based Compensation

      The Company has several stock option plans under which key employees and outside directors have been granted incentive (ISOs) and nonqualified
      (NSOs) options to purchase the Company's Class A common stock. Generally, options become exercisable over a five year period at the rate of 20% per year and expire ten years after the date of grant. ISOs and NSOs granted under the plans have exercise prices of not less than 100% and 50% of the fair market value of the common stock on the date of grant, respectively. At December 31, 2001, 3,042,723 shares of Class A common stock were authorized for future grants of options under the Company's stock option plans.

      The following is a summary of stock option activity and related information:

                                           Twelve Months      Twelve Months        Six Months      Twelve Months
                                               Ended              Ended              Ended             Ended
                                         December 31, 2001  December 31, 2000  December 31, 1999   June 30, 1999
                                         -----------------  -----------------  -----------------   -------------
                                                  Weighted           Weighted           Weighted           Weighted
                                                  Average            Average            Average            Average
      (Options in thousands)                      Exercise           Exercise           Exercise           Exercise
                                         Options   Price    Options   Price    Options   Price    Options   Price
                                         -------  --------  -------  --------  -------  --------  -------  --------
      Outstanding at beginning of year    1,714    $13.03    1,960    $13.25    1,481    $13.38    1,362    $12.93
      Granted                               230     15.19      208     11.68      178     12.34      201     11.87
      Cancelled                             (76)    13.89     (415)    13.79       (9)    11.17      (78)    13.82
      Exercised                            (111)    12.54      (39)     8.55      (30)    13.50       (4)    10.59
      Spin-off related conversion to
           CIRCOR options(a)                 --        --       --        --     (358)    11.17       --        --
      Spin-off related modification of
           Watts options (b)                 --        --       --        --      698        --       --        --
                                         ------    ------   ------    ------   ------    ------   ------    ------

      Outstanding at end of year          1,757    $13.31    1,714    $13.03    1,960    $13.25    1,481    $13.38
                                         ======    ======   ======    ======   ======    ======   ======    ======

      Exercisable at end of year          1,171    $13.20    1,103    $13.31    1,244    $13.36      808    $13.26
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

      The following table summarizes information about options outstanding at December 31, 2001:

                                                      Options Outstanding                           Options Exercisable
                                      ---------------------------------------------------      ----------------------------
                                                           Weighted
                                                            Average              Weighted                          Weighted
      (Options in thousands)                               Remaining             Average                           Average
                                         Number           Contractual            Exercise         Number           Exercise
      Range of Exercise Price         Outstanding         Life (years)            Price        Exercisable           Price
      -----------------------         -----------         ------------            -----        -----------           -----
      $9.20 - $10.59                       262                5.2                 $10.58            262             $10.58
      $10.72 - $12.44                      692                6.4                  11.88            351              11.70
      $14.29 - $16.40                      803                5.5                  16.07            558              15.38
                                         -----                                                    -----
                                         1,757                4.3                 $13.31          1,171             $13.20
                                         =====                                                    =====

      The Company has a Management Stock Purchase Plan that allows for the granting of Restricted Stock Units (RSUs) to key employees to purchase up to 1,000,000 shares of Class A common stock at 67% of the fair market value on

Watts Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

      the date of grant. RSUs vest annually over a three year period from the date of grant. The difference between the RSU price and fair market value at the date of award is amortized to compensation expense ratably over the vesting period. At December 31, 2001, 229,543 RSUs were outstanding. Dividends declared for RSUs that remain unpaid at December 31, 2001 total $62,900.

      Pro forma information regarding net income and net income per share is required by SFAS No. 123 for awards granted after June 30, 1995 as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS 123. The weighted average grant date fair value of options granted are $2.78 and $2.02 at December 31, 2001 and 2000, respectively, and $3.04 and $2.47 at December 31, 1999 and June 30, 1999, respectively. The fair value of the Company's stock-based awards to employees was estimated using a Black-Scholes option pricing model and the following assumptions:

                                                 Twelve Months       Twelve Months       Six Months        Twelve Months
                                                    Ended               Ended              Ended               Ended
                                                 December 31,        December 31,       December 31,          June 30,
                                                     2001                2000               1999                1999
                                                 -------------       -------------      ------------       -------------
      Expected life (years)                           5.0                 5.0                5.0                 5.0
      Expected stock price volatility                15.0%               15.0%              15.0%               15.0%

      Expected dividend yield                         1.6%                2.3%               1.4%                1.9%
      Risk-free interest rate                        4.36%               4.93%              6.77%               5.92%

      The Company's pro forma information is as follows:

                                                Twelve Months       Twelve Months       Six Months         Twelve Months
                                                    Ended               Ended             Ended                Ended
                                                December 31,         December 31,      December 31,          June 30,
                                                    2001                 2000              1999                1999
                                                -------------       -------------      ------------        -------------
                                                              (in thousands, except per share information)
      Net income - as reported                     $26,556             $24,001            $15,242             $35,956
      Net income - pro forma                        25,917              23,313             14,835              35,250
      Basic EPS - as reported                         1.00                0.91               0.57                1.34
      Basic EPS - pro forma                           0.98                0.88               0.56                1.32
      Diluted EPS - as reported                       0.99                0.90               0.56                1.34
      Diluted EPS - pro forma                         0.97                0.88               0.55                1.32

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

      The Company's match expense for the years ended December 31, 2001 and 2000, for the six months ended December 31, 1999, and for the twelve months ended June 30, 1999, were $324,000, $225,000, $200,000 and
      $310,000, respectively.

Watts Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

      The components of the pension plans are as follows:

                                                     Twelve Months    Twelve Months    Twelve Months    Twelve Months
                                                         Ended            Ended            Ended            Ended
                                                      December 31,     December 31,     December 31,       June 30,
                                                          2001             2000             1999             1999
                                                      -------------    -------------    -------------    -------------
                                                                              (in thousands)
      Components of net benefit expense
      Service cost - benefits earned                    $ 1,383          $ 1,314          $   631          $ 1,485
      Interest costs on benefits obligation               2,487            2,371            1,131            2,220
      Estimated return on assets                         (3,003)          (2,931)          (1,358)          (2,686)
                                                        -------          -------          -------          -------
                                                            867              754              404            1,019
      Net amortization /deferral                           (282)            (271)              78              215
                                                        -------          -------          -------          -------
         Total benefit expense                          $   585          $   483          $   482          $ 1,234
                                                        =======          =======          =======          =======

      The funded status of the defined benefit plan and amounts recognized in the balance sheet are as follows:

                                                      December 31,      December 31,
                                                          2001             2000
                                                     ------------      ------------
                                                             (in thousands)
      Change in projected benefit obligation
      Balance at beginning of period                    $31,803          $30,088
      Service cost                                        1,382            1,314
      Interest cost                                       2,487            2,371
      Actuarial (gain)/loss                               1,182           (1,068)
      Amendments/curtailments                               631              181
      Benefits paid                                      (1,447)          (1,083)
                                                        -------          -------
           Balance at end of period                      36,038           31,803
                                                        =======          =======

      Change in fair value of plan assets
      Balance at beginning of period                     33,943           33,228
      Actual return/(loss) on assets                     (4,010)           1,376
      Employer contributions                                238              422
      Benefits paid                                      (1,447)          (1,083)
                                                        -------          -------
           Fair value of plan assets at end of period    28,724           33,943
                                                        =======          =======

      Plan assets in excess of (less than)
           benefit obligation                            (7,315)           2,141
      Unrecognized transition obligation                   (657)            (911)
      Unrecognized prior service costs                    1,677            1,192
      Unrecognized net actuarial gain/(loss)              2,474           (5,895)
                                                        -------          -------
           Net accrued benefit costs                    $(3,821)         $(3,473)
                                                        =======          =======

      Accrued benefit liability                            (476)            (443)
           Intangible asset                                 476              443

      The weighted average assumptions used in determining the obligations of pension benefit plans are shown below:

                                                       December 31,     December 31,     December 31,       June 30,
                                                           2001             2000             1999             1999
                                                       ------------     ------------     ------------       --------
      Discount rate                                        7.50%            8.00%            7.75%            7.00%
      Expected return on plan assets                       9.00%            9.00%            9.00%            9.00%
      Rate of compensation increase                        4.50%            5.00%            5.00%            5.00%

Watts Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

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

      During the quarter ended December 31, 2000, the Company made an offer to settle all of the claims of the Los Angeles Department of Water and Power in the James Jones case (Los Angeles Department of Water and Power, ex rel. Nora Amenta v. James Jones Company, et al). This offer was approved by the California Superior Court on October 31, 2001, and by the Los Angeles City Council on December 14, 2001. The Company is currently pursuing insurance coverage for this case with its carriers. As a result of these developments and management's current assessment of the case, the Company recorded a charge of $7,170,000 after tax in the quarter ended December 31, 2000, which represents the Company's current estimate of the cost to bring the entire case to resolution. This charge is reported as loss from discontinued operations. While this charge represents the after tax impact of the Company's current estimate based on all available information, litigation is inherently uncertain and the actual liability to the Company to fully resolve the litigation could be materially higher than this estimate.

      Other lawsuits and proceedings or claims, arising from the ordinary course of operations, are also pending or threatened against the Company and its subsidiaries. Based on the facts currently known to it, the Company does not believe that the ultimate outcome of these other litigation matters will have a material adverse effect on its financial condition or results of operation.

      Environmental Remediation

      The Company has been named as a potentially responsible party with respect to a limited number of identified contaminated sites. The level of contamination varies significantly from site to site as do the related levels of remediation efforts. Environmental liabilities are recorded based on the most probable cost, if known, or on the estimated minimum cost of remediation. The Company's accrued estimated environmental liabilities are based on assumptions, which are subject to a number of factors and uncertainties. Circumstances which can affect the reliability and precision of these estimates include identification of additional sites, environmental regulations, level of cleanup required, technologies available, number and financial condition of other contributors to remediation and the time period over which remediation may occur. The Company recognizes changes in estimates as new remediation requirements are defined or as new information becomes available. The Company estimates that its accrued environmental remediation liabilities will likely be paid over the next five to ten years.

      The New York Attorney General ("NYAG"), on behalf of the New York State Department of Environmental Conservation ("NYSDEC"), has threatened litigation against the Company and approximately fifteen (15) other Potentially Responsible Parties ("PRPs") for the cost of closing, and controlling contamination from, the Babylon Landfill in Babylon, New York. The Company agreed to enter a tolling agreement with the NYAG to permit formation of a PRP group as a first step toward establishing a negotiation process. The NYAG has produced only a record of an interview in which a landfill employee stated that, before the Company had acquired the Jameco company, Jameco had delivered waste to the site in its own trucks. The Company knows of no other information connecting it or any predecessor to this site.

      On September 25, 2001, the United States Environmental Protection Agency ("EPA") issued a complaint and compliance order to the Watts Regulator Co., a wholly owned subsidiary of the Company, under the Resource Conservation and Recovery Act ("RCRA") with respect to a sand reclamation unit and the sand it generated at its Spindale, North Carolina facility. All requirements of this complaint and compliance order have been resolved by a Consent Agreement and Final Order filed on January 30, 2002, which requires payment of a $100,000 civil penalty and submissions of a closure report for the reclamation unit and a site assessment report for what became of the reclaimed sand which currently appears to have been used in a manner acceptable to the EPA.

Watts Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

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

      The fair value of the Company's 8-3/8% notes, due December 2003, is based on quoted market prices. The fair value of the Company's variable rate debt approximates its carrying value. The carrying amount and the estimated fair market value of the Company's long-term debt, including the current portion, are as follows:

                                              December 31,        December 31,
                                                  2001                2000
                                              ------------        ------------
                                                       (in thousands)

      Carrying amount                           $126,905            $106,618
      Estimated fair value                      $131,990            $109,768

      Derivative Instruments

      The Company uses foreign currency forward exchange contracts to reduce the impact of currency fluctuations on certain anticipated intercompany purchase transactions that are expected to occur within the fiscal year and certain other foreign currency transactions. Related gains and losses are recognized when the contracts expire, which is generally in the same period as the underlying foreign currency denominated transaction. These contracts do not subject the Company to significant market risk from exchange movement because they offset gains and losses on the related foreign currency denominated transactions. At December 31, 2001 and 2000, the Company had no outstanding forward contracts to buy foreign currencies.

      The Company uses commodity futures contracts to fix the price on a certain portion of certain raw materials used in the manufacturing process. These contracts highly correlate to the actual purchases of the commodity and the contract values are reflected in the cost of the commodity as it is actually purchased. At June 30, 1999, the Company had outstanding contracts with a notional value of $3.5 million and a fair value of $0.2 million. In December 1999, these contacts were sold and the Company realized a gain of approximately $0.5 million. This gain was deferred at December 31, 1999 and was off-set against the costs of January and February 2000 raw material purchases, hedged in the original transaction. There were no commodity contracts outstanding at December 31, 2001 and 2000.

      At December 31, 2001, the Company had an outstanding interest rate swap that converted 20 million euro of the borrowings under variable rate euro Line of Credit to a fixed rate borrowings at 4.3%. This swap agreement expires in March 2002 and its value and its impact on the Company's results was not material at December 31, 2001.

      In September 2001, the Company entered an interest rate swap for its $75 million notes. The Company swapped the fixed interest rate of 8 3/8% to floating LIBOR plus 3.74%. This swap qualifies for hedge accounting under FAS 133. The swap reduced interest expense by $641,000 during the year ended December 31, 2001. This swap expires in December 2003 and has a fair value of $1,091,000 at December 31, 2001.

Watts Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(17)  Segment Information

      The following table presents certain operating segment information:

                                                   North
                                                  America       Europe        Asia       Corporate     Consolidated
                                                  -------       ------        ----       ---------     ------------
                                                                         (in thousands)
      Twelve Months Ended December 31, 2001

      Net sales                                  $415,689      $121,228      $12,023      $     --       $548,940
      Operating income                             47,346        11,256          465        (8,784)        50,283
      Identifiable assets                         343,187       153,007       24,276            --        520,470
      Capital expenditures                         10,508         3,351        2,188            --         16,047
      Depreciation and amortization                16,109         6,820          746            --         23,675

      Twelve Months Ended December 31, 2000

      Net sales                                  $400,384      $103,085      $12,631      $     --       $516,100
      Operating income                             55,661        13,225          882        (9,781)        59,987
      Identifiable assets                         332,621       125,213       24,191            --        482,025
      Capital expenditures                         11,466         2,558          214            --         14,238
      Depreciation and amortization                14,229         5,185          657            --         20,071

      Six Months Ended December 31, 1999

      Net sales                                  $192,975      $ 58,934      $ 9,110      $     --       $261,019
      Operating income                             27,793         7,252          731        (6,218)        29,558
      Identifiable assets                         327,431       136,246       23,401            --        487,078
      Capital expenditures                          8,764         1,396          133            --         10,293
      Depreciation and amortization                 6,373         2,537          315            --          9,225

      Twelve Months Ended June 30, 1999

      Net sales                                  $372,220      $ 92,631      $13,018      $     --       $477,869
      Operating income                             54,094        11,228        1,608       (15,092)        51,838
      Identifiable assets                         481,648       133,720       22,374            --        637,742
      Capital expenditures                         17,987         3,471           74            --         21,532
      Depreciation and amortization                12,851         3,921          684            --         17,456

      Each operating segment is individually managed and has separate financial results that are reviewed by the Company's chief operating decision-maker.

      All intercompany transactions have been eliminated, and intersegment revenues are not significant.

Watts Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(18)  Quarterly Financial Information (unaudited)

                                                          First              Second              Third              Fourth
                                                         Quarter             Quarter            Quarter             Quarter
                                                         -------             -------            -------             -------
                                                                   (in thousands, except per share information)
      Twelve months ended December 31, 2001:
           Net sales                                    $135,925            $135,562           $138,009            $139,444
           Gross profit                                   46,664              46,349             46,943              43,576
           Net income from continuing operations           7,273               7,035              7,809               4,439
           Net income                                      7,273               7,035              7,809               4,439
           Per common share:
           Basic
             Income from continuing operations              0.27                0.27               0.29                0.17
             Net income                                     0.27                0.27               0.29                0.17
           Diluted
             Income from continuing operations              0.27                0.26               0.29                0.17
             Net income                                     0.27                0.26               0.29                0.17
           Dividends per common share                      .0600               .0600              .0600               .0600

      Twelve months ended December 31, 2000:
           Net sales                                    $131,651            $131,184           $125,656            $127,609
           Gross profit                                   47,374              47,229             45,856              44,845
           Net income from continuing operations           7,940               8,027              7,670               7,534
           Net income                                      7,940               8,027              7,670                 364
           Per common share:
           Basic
             Income from continuing operations               .30                 .30                .29                 .28
             Net income                                      .30                 .30                .29                 .01
           Diluted
             Income from continuing operations               .30                 .30                .29                 .28
             Net income                                      .30                 .30                .29                 .01
           Dividends per common share                      .0875               .0600              .0600               .0600

      Six months ended December 31, 1999:
           Net sales                                    $131,375            $129,644
           Gross profit                                   47,940              47,226
           Net income from continuing operations           9,042               7,426
           Net income                                      8,297               6,945
           Per common share:
           Basic
             Income from continuing operations               .34                 .28
             Net income                                      .31                 .26
           Diluted
             Income from continuing operations               .34                 .28
             Net income                                      .31                 .26
           Dividends per common share                      .0875               .0875

      Twelve months ended June 30, 1999:
           Net sales                                    $114,007            $115,225           $117,855            $130,782
           Gross profit                                   41,824              41,748             42,771              48,781
           Net income from continuing operations           7,893               7,332              6,905               7,324
           Net income                                     12,388              11,256              6,905               5,407
           Per common share:
           Basic
             Income from continuing operations               .29                 .27                .26                 .27
             Net income                                      .46                 .42                .26                 .20
           Diluted
             Income from continuing operations               .29                 .27                .26                 .27
             Net income                                      .46                 .42                .26                 .20
           Dividends per common share                      .0875               .0875              .0875               .0875

Watts Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(19)  Subsequent Events

      On February 5, 2002 the Company signed an agreement with the Yuhuan County Cheng Guan Metal Hose Factory and Yuhuan Shida Pipe Product Company, Ltd. to establish a joint venture. The Company will invest $7.8 million and receive a 60% share of the joint venture. The joint venture will manufacture flexible hose and connectors. The Company is awaiting government approval, which it anticipates it will receive on or about March 1, 2002.