Form 10-Q
period 2002-03-31
WATTS INDUSTRIES INC
filed 2002-05-15
CIK 795403

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2002
                                                 --------------

                                       or

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from __________ to ____________

                         Commission file number 1-11499

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                                       Outstanding at April 30, 2002
       -----                                       -----------------------------

Class A Common, $.10 par value                                        17,967,524

Class B Common, $.10 par value                                         8,585,224

                     WATTS INDUSTRIES, INC. AND SUBSIDIARIES
                     ---------------------------------------

                                      INDEX
                                      -----

Part I.  Financial Information                                           Page #
         ---------------------                                           ------

         Item 1. Financial Statements
                 --------------------

                 Consolidated Balance Sheets at March 31, 2002
                 (unaudited) and December 31, 2001                          3

                 Consolidated Statements of Income for the Three Months
                 Ended March 31, 2002 and 2001 (unaudited)                  4

                 Consolidated Statements of Cash Flows for the
                 Three Months Ended March 31, 2002 and 2001 (unaudited)     5

                 Notes to Consolidated Financial Statements              6-13

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                    14-20

Part II. Other Information
         -----------------

         Item 1. Legal Proceedings                                      20-22

         Item 6. Exhibits and Reports on Form 8-K                          23

         Signatures                                                        24

         Exhibit Index                                                     25

                          PART I. FINANCIAL INFORMATION
                                  ---------------------

                          ITEM 1. FINANCIAL STATEMENTS
                                  --------------------

                     WATTS INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (Thousands, except share amounts)

                                                        (Unaudited)
                                                          Mar. 31,     Dec. 31,
ASSETS                                                      2002         2001
                                                         ---------    ---------
CURRENT ASSETS:
  Cash and cash equivalents                              $  10,291    $  11,997
  Trade accounts receivable, less allowance
     for doubtful accounts of $6,011 at March
     31, 2002 and $6,070 at December 31, 2001              107,812       95,498
  Inventories:
     Raw materials                                          35,497       34,276
     Work in process                                        13,864       13,032
     Finished goods                                         67,033       68,556
                                                         ---------    ---------
       Total Inventories                                   116,394      115,864
  Prepaid expenses and other assets                         12,319        7,436
  Deferred income taxes                                     24,821       25,329
                                                         ---------    ---------
     Total Current Assets                                  271,637      256,124
                                                         ---------    ---------
PROPERTY, PLANT AND EQUIPMENT:
  Property, plant and equipment, at cost                   225,766      218,235
  Accumulated depreciation                                 (94,703)     (89,629)
                                                         ---------    ---------
     Property, plant and equipment, net                    131,063      128,606
                                                         ---------    ---------
OTHER ASSETS:
  Goodwill, net of accumulated amortization
     of $17,885 at March 31, 2002 and $17,885
     at December 31, 2001                                  126,862      124,544
  Other                                                     13,116       11,196
                                                         ---------    ---------
TOTAL ASSETS                                             $ 542,678    $ 520,470
                                                         =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                       $  47,266    $  42,873
  Accrued expenses and other liabilities                    52,581       55,930
  Accrued compensation and benefits                         11,668       11,033
  Current portion of long-term debt                          3,191        3,693
                                                         ---------    ---------
     Total Current Liabilities                             114,706      113,529
                                                         ---------    ---------
LONG-TERM DEBT, NET OF CURRENT PORTION                     136,959      123,212
DEFERRED INCOME TAXES                                       15,342       15,692
OTHER NONCURRENT LIABILITIES                                10,644       11,414
MINORITY INTEREST                                           10,381        7,309

STOCKHOLDERS' EQUITY:
  Preferred Stock, $.10 par value; 5,000,000
     shares authorized; no shares issued or
     outstanding                                              --           --
  Class A Common Stock, $.10 par value; 80,000,000
     shares authorized; 1 vote per share; issued
     and outstanding: 17,816,563 shares at
     March 31, 2002 and 17,776,509 shares at
     December 31, 2001                                       1,782        1,778
  Class B Common Stock, $.10 par value; 25,000,000
     shares authorized; 10 votes per share; issued
     and outstanding: 8,735,224 shares at March 31,
     2002 and 8,735,224 shares at December 31, 2001            874          874
  Additional paid-in capital                                37,780       37,182
  Retained earnings                                        240,220      233,761
  Accumulated other comprehensive income/(loss)            (26,010)     (24,281)
                                                         ---------    ---------
     Total Stockholders' Equity                            254,646      249,314
                                                         ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 542,678    $ 520,470
                                                         =========    =========

See accompanying notes to consolidated financial statements.

                     WATTS INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (Thousands, except per share amounts)
                                   (Unaudited)

                                                           Three Months Ended
                                                         ----------------------
                                                          Mar. 31,     Mar. 31,
                                                            2002         2001
                                                         ---------    ---------
Net sales                                                $ 143,320    $ 135,925
Cost of goods sold                                          93,841       89,261
                                                         ---------    ---------
  GROSS PROFIT                                              49,479       46,664

Selling, general & administrative expenses                  35,227       32,845
Restructuring                                                   10            0
                                                         ---------    ---------
  OPERATING INCOME                                          14,242       13,819
                                                         ---------    ---------
Other (income) expense:
  Interest income                                              (86)        (140)
  Interest expense                                           1,830        2,417
  Other, net                                                    75          201
  Minority interest                                             35           53
                                                         ---------    ---------
                                                             1,854        2,531
                                                         ---------    ---------
  INCOME BEFORE INCOME TAXES                                12,388       11,288

Provision for income taxes                                   4,332        4,015
                                                         ---------    ---------
  NET INCOME                                             $   8,056    $   7,273
                                                         =========    =========
BASIC EARNINGS PER SHARE
  NET INCOME                                             $     .30    $     .27
                                                         =========    =========
Weighted average number of shares                           26,532       26,464
                                                         =========    =========
DILUTED EARNINGS PER SHARE
  NET INCOME                                             $     .30    $     .27
                                                         =========    =========
Weighted average number of shares                           26,943       26,819
                                                         =========    =========

  Dividends per common share                             $     .06    $     .06
                                                         =========    =========

See accompanying notes to consolidated financial statements

                     WATTS INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Thousands)
                                   (Unaudited)

                                                           Three Months Ended
                                                         ---------------------
                                                         Mar. 31,     Mar. 31,
                                                           2002         2001
                                                         --------     --------
OPERATING ACTIVITIES
  Net income                                             $  8,056     $  7,273
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                            5,712        5,066
    Amortization                                               98          863
    Deferred income taxes (benefit)                           155         (336)
    Loss on disposal of assets                                (64)          (3)
    Equity in undistributed earnings (loss) of
      affiliates                                               (8)          13
    Changes in operating assets and liabilities,
      net of effects from acquisitions and
      dispositions:
      Accounts receivable                                 (13,034)        (764)
      Inventories                                           1,683       (3,476)
      Prepaid  expenses and other assets                   (4,628)      (1,502)
      Accounts payable, accrued expenses and
        other liabilities                                   2,611        1,235
                                                         --------     --------
  Net cash provided by operating activities                   581        8,369
                                                         --------     --------
INVESTING ACTIVITIES
  Additions to property, plant and equipment               (5,537)      (3,441)
  Proceeds from sale of property, plant and
    equipment                                                  67           95
  Business acquisitions, net of cash acquired              (8,175)     (18,960)
  Decrease/(Increase) in other assets                          53          (90)
                                                         --------     --------
  Net cash used in investing activities                   (13,592)     (22,396)
                                                         --------     --------
FINANCING ACTIVITIES
  Proceeds from long-term borrowings                       28,000       35,362
  Payments of long-term debt                              (13,884)     (23,244)
  Proceeds from exercise of stock options                     602          417
  Dividends                                                (1,597)      (1,609)
                                                         --------     --------
  Net cash provided by financing activities                13,121       10,926
                                                         --------     --------
Effect of exchange rate changes on cash and
  cash equivalents                                           (287)         335

Net cash used in discontinued operations                   (1,529)        (668)
                                                         --------     --------
CHANGE IN CASH AND CASH EQUIVALENTS                        (1,706)      (3,434)

Cash and cash equivalents at beginning of period           11,997       15,235
                                                         --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 10,291     $ 11,801
                                                         ========     ========

NON CASH INVESTING AND FINANCING ACTIVITIES
  Acquisitions of businesses:
      Fair value of assets acquired                      $ 12,016     $ 28,045
      Cash Paid                                             8,175       18,960
                                                         --------     --------
      Liabilities Assumed                                $  3,841     $  9,085
                                                         ========     ========

See accompanying notes to consolidated financial statements.

WATTS INDUSTRIES, INC. AND SUBSIDIARIES
---------------------------------------
Notes to Consolidated Financial Statements
------------------------------------------
(Unaudited)
-----------

1. In the opinion of management, the accompanying unaudited, consolidated financial statements contain all necessary adjustments, consisting only of adjustments of a normal recurring nature, to present fairly Watts Industries, Inc.'s Consolidated Balance Sheet as of March 31, 2002 (unaudited), its Consolidated Statements of Income for the three months ended March 31, 2002 and 2001 (unaudited), and its Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001 (unaudited).

      The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date. The accounting policies followed by the Company are described in the December 31, 2001 financial statements which are contained in the Company's December 31, 2001 Annual Report on Form 10-K. It is suggested that the financial statements included in this report be read in conjunction with the financial statements and notes included in the December 31, 2001 Annual Report on Form 10-K.

2. The Company's shipping and handling costs included in selling general and administrative expense amounted to $5,020,000 and $5,526,000 for the three months ended March 31, 2002 and 2001, respectively.

3. Accounting Policies
   -------------------

      The Company adopted Financial Accounting Standards Board Statement No. 141, "Business Combinations" ("FAS 141") in fiscal 2001 and Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangible Assets" ("FAS 142") on January 1, 2002. FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. FAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment, at least annually, in accordance with the provisions of FAS 142. FAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with Financial Accounting Standards Board Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

      FAS 142 requires the Company to perform an assessment of whether there is an indication that the remaining recorded goodwill is impaired as of the date of adoption. This assessment involves a two-step transitional impairment test. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. To the extent that a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. Any transitional impairment loss will be recognized as a cumulative effect of a change in accounting principle. The Company is in the process of completing this assessment, but based on the preliminary results the Company does not anticipate any transitional impairment loss to result.

      The pro forma effect of the adoption of the standard on prior period earnings excluding goodwill amortization expense, net of tax, is as follows:

      (in thousands except per share information)   Three Months Ended March 31,
                                                           2002           2001
                                                        ---------      ---------

      Net income                                        $   8,056      $   7,273
      Add back: goodwill amortization, net of tax              --            758
                                                        ---------      ---------
      Adjusted net income                               $   8,056      $   8,031
                                                        =========      =========

      Basic earnings per share:
      Net income                                        $     .30      $     .27
      Goodwill amortization                                    --            .03
                                                        ---------      ---------
      Adjusted net income                               $     .30      $     .30
                                                        =========      =========

      Diluted earnings per share:
      Net income                                        $     .30      $     .27
      Goodwill amortization                                    --            .03
                                                        ---------      ---------
      Adjusted net income                               $     .30      $     .30
                                                        =========      =========

      The changes in the carrying amount of goodwill for the three months ended March 31, 2002 are as follows (in thousands):

      Carrying amount as of December 31, 2001                  $ 124,544
      Goodwill acquired during year                                3,214
      Effect of change in rates used for translation                (896)
                                                               ---------
      Carrying amount as of March 31, 2002                     $ 126,862
                                                               =========

Amortized Intangible Assets:

                                             As of March 31, 2002
(in thousands)                          Gross Carrying     Accumulated
                                            Amount         Amortization
                                            ------         ------------
Patents                                     $5,637           $(3,174)
Other                                        3,480              (809)
                                            ------           -------
      Total                                 $9,117           $(3,983)
                                            ======           =======

      Aggregate amortization expense for amortized other intangible assets for the three months ended March 31, 2002 is $98,000. Additionally, future amortization expense on other intangible assets approximates $300,000 for the remainder of fiscal 2002, $337,000 for fiscal 2003, and $300,000 for fiscal 2004, 2005 and 2006.

      Effective January 1, 2002, the Company also adopted FAS 144 which addresses the accounting and reporting for the impairment or disposal of long-lived assets. FAS 144 supercedes Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121") but retains many of the fundamental provisions of FAS 121. FAS 144 also supercedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30") for the disposal of a segment of a business. However, FAS 144 retains the requirements of APB 30 to report discontinued operations separately and extends that reporting requirement to components of an entity that has either been disposed of or is classified as held for sale. FAS 144 excludes goodwill and other intangibles that are not amortized from its scope. For assets to be held and used, FAS 144 addresses the recoverability of an asset or group of assets, clarifies how an impairment loss should be allocated, and creates a requirement to use a fair value if market prices are not available and uncertainties exist about the timing and amount of cash flows. For long-lived assets to be disposed of by sale, FAS 144 establishes the criteria to be met to qualify for this classification, defines the timing of when the related sale must be consummated, eliminates the net realizable value measurement approach for segments of a business and certain acquired assets in a business combination, and defines costs to sell the asset. FAS 144 was effective for fiscal years beginning after December 15, 2001 and was not material to our consolidated financial statements.

4. Sales Incentives and Other
   --------------------------

      During 2000, the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) added to its agenda various revenue recognition issues that could impact the income statement classification of certain promotional payments. In May 2000, the EITF reached a consensus on Issue 00-14, "Accounting for Certain Sales Incentives". EITF 00-14 addresses the recognition and income statement classification of various sales incentives. The consensus is effective for the first quarter of 2002 and was not material to our consolidated financial statements.

      In April 2001, the EITF reached a consensus on Issue 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services". EITF 00-25 addresses the income statement classification of consideration, other than that directly addressed in Issue 00-14, from a vendor to a reseller, or another party that purchases the vendor's products. The consensus is effective for the first quarter of 2002 and was not material to our consolidated financial statements.

5. Derivative Instruments
   ----------------------

      Certain forecasted transactions, primarily intercompany sales between the United States and Canada, and assets are exposed to foreign currency risk. The Company monitors its foreign currency exposures on an ongoing basis to maximize the overall effectiveness of its foreign currency hedge positions. During the quarter ended March 31, 2002, the Company used foreign currency forward contracts as a means of hedging exposure to foreign currency risks. The Company's foreign currency forwards have been designated and qualify as cash flow hedges under the criteria of FAS 133. FAS 133 requires that changes in fair value of derivatives that qualify as cash flow hedges be recognized in other comprehensive income while the ineffective portion of the derivative's change in fair value be recognized immediately in earnings. The net gain on these contracts recorded in other comprehensive income during the quarter ended March 31, 2002 was $32,000. There were no ineffective amounts for the quarter ended March 31, 2002.

      The Company uses interest rate swaps as an economic hedge on forecasted interest costs. FAS 133 requires that unrealized gains and losses on derivatives not qualifying for hedge accounting be recognized currently in earnings. During the quarter ended September 30, 2001, the Company entered into an interest rate swap for its $75,000,000 notes. The Company swapped the fixed interest rate of 8 3/8% to floating LIBOR plus 3.74%. The term of the swap matches the maturity date of the notes (December 2003). The fair value of this swap at March 31, 2002 was approximately $859,000. This swap qualifies for hedge accounting treatment. For the three months ended March 31, 2002, the swap reduced interest expense by $516,000.

      The Company also utilizes, on a limited basis, certain commodity derivatives, primarily on copper used in its manufacturing process, to hedge the cost of its anticipated production requirements. The Company did not utilize any commodity derivatives during the quarter ended March 31, 2002.

6. Restructuring
   -------------

      The Company is implementing a plan to consolidate several of its manufacturing plants both in North America and Europe. At the same time it is expanding its manufacturing capacity in China. The implementation of this manufacturing restructuring plan began during the fourth quarter of fiscal 2001 and is expected to be completed during fiscal 2002 to insure the quality of its products and minimize any interruption in its delivery of those products to its customers. The Company recorded manufacturing restructuring plan costs of $5,831,000 pre-tax in the fourth quarter of fiscal 2001 and $909,000 pre-tax in the first quarter of fiscal 2002. The Company anticipates recording up to an additional $4,100,000 pre-tax in 2002 as it continues to implement the program. The restructuring costs recorded in 2001 and the first quarter of 2002 consist primarily of severance costs of approximately 39 employees in manufacturing and administration groups, 38 of whom have been terminated as of March 31, 2002. Asset write-downs consist primarily of write-offs of inventory related to product lines that the Company has discontinued as part of this restructuring plan and have been recorded in cost of goods sold. Other costs primarily relate to accelerated depreciation based on shorter estimated useful lives of certain fixed assets. The tax benefits of the costs and asset write-downs are expected to slightly exceed cash outlays to implement this program, which would allow the Company to complete the restructuring without consuming any cash. The Company estimates an annual pre-tax savings of approximately $4,000,000 following the completion of the plan. Both the estimated total costs to be incurred in connection with this plan and the associated savings have been reduced since the discussion of this topic in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

(in thousands)       Initial    Utilized     Balance   Additional    Utilized    Remaining
                    Provision  During 2001    2001     Provisions   During 2002   Balance
                    ---------  -----------    ----     ----------   -----------   -------
Restructuring/Other   $1,454      $  692      $762        $ 10        $  175        $597
Asset Write-downs      4,300       4,300        --         563           563          --
Other costs               77          77        --         336           336          --
                      ------      ------      ----        ----        ------        ----
Total                 $5,831      $5,069      $762        $909        $1,074        $597
                      ======      ======      ====        ====        ======        ====

7. Earnings per Share
   ------------------

      The following tables set forth the reconciliation of the calculation of earnings per share:

                                   For the Three Months Ended March 31, 2002
                                   -----------------------------------------
                                    Income            Shares         Per Share
                                  (Numerator)      (Denominator)       Amount
                                  -----------      -------------       ------
Basic EPS
---------
Net Income                        $8,056,000         26,531,756         $0.30

Effect of Dilutive Securities
-----------------------------
Common Stock Equivalents                  --            411,273            --
                                  ----------         ----------         -----
Diluted EPS                       $8,056,000         26,943,029         $0.30
                                  ==========         ==========         =====

                                    For the Three Months Ended March 31, 2001
                                    -----------------------------------------
                                    Income            Shares          Per Share
                                  (Numerator)      (Denominator)        Amount
                                  -----------      -------------        ------
Basic EPS
---------
Net Income                        $7,273,000         26,464,058         $0.27

Effect of Dilutive Securities
-----------------------------
Common Stock Equivalents                  --            355,072            --
                                  ----------         ----------         -----
Diluted EPS                       $7,273,000         26,819,130         $0.27
                                  ==========         ==========         =====

Stock options to purchase 158,744 shares and 519,863 shares of common stock were outstanding at March 31, 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and therefore, the effect would have been antidilutive.

8. Segment Information
   -------------------

      The following table presents certain operating segment information:

(in thousands)
Three months ended               North
March 31, 2002:                 America     Europe     Asia    Corporate  Consolidated
---------------                 --------   --------   -------  ---------  ------------
Net Sales                       $109,881   $ 31,371   $ 2,068    $    --      $143,320
Operating income                  14,398      3,332        38     (3,526)       14,242
Capital Expenditures               3,187        956     1,394         --         5,537
Depreciation and Amortization      3,900      1,704       206         --         5,810
Identifiable Assets              351,141    156,215    35,322         --       542,678

Three months ended
March 31, 2001:
---------------
Net Sales                       $102,200   $ 30,540   $ 3,185    $    --      $135,925
Operating income                  13,396      3,052        70     (2,699)       13,819
Capital Expenditures               2,836        385       220         --         3,441
Depreciation and Amortization      4,044      1,701       184         --         5,929
Identifiable Assets              332,056    145,162    23,752         --       500,970

      The above operating segments are presented on a basis consistent with the presentation included in the Company's December 31, 2001 financial statements. There have been no material changes in the identifiable assets of the individual segments since December 31, 2001.

      Corporate consists primarily of compensation expense for corporate headquarters' staff, professional fees, including legal and audit, and product liability and general liability insurances.

9. Other Comprehensive Income
   --------------------------

      The accumulated balances for the components of the Other Comprehensive Income/(Loss) are:

                                                                    Accumulated
                                        Foreign                       Other
                                        Currency     Cash Flow    Comprehensive
    (in thousands)                     Translation     Hedges      Income/(loss)
                                       -----------     ------      ------------
Balance December 31, 2001                $(24,281)       --          $(24,281)
Change in period                           (1,761)       32            (1,729)
                                         --------       ---          --------
Balance March 31, 2002                   $(26,042)       32          $(26,010)
                                         ========       ===          ========

Balance December 31, 2000                $(19,728)       --          $(19,728)
Change in period                           (5,034)      160            (4,874)
                                         --------       ---          --------
Balance March 31, 2001                   $(24,762)      160          $(24,602)
                                         ========       ===          ========

      Accumulated other comprehensive income/(loss) in the Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001 consists of cumulative translation adjustments and as of March 31, 2002 changes in the fair value of certain financial instruments which qualify for hedge accounting as required by FAS 133. The Company's total comprehensive income was as follows:

                                                    Three Months Ended March 31,
(in thousands)                                            2002            2001
                                                        -------         -------

Net Income                                              $ 8,056         $ 7,273
Unrealized Gains Derivative Instruments, Net of Tax          32             160
Foreign Currency Translation Adjustments                 (1,761)         (5,034)
                                                        -------         -------
Total Comprehensive Income                              $ 6,327         $ 2,399
                                                        =======         =======

10. Acquisitions
    ------------

      On March 5, 2002, the Company entered into a joint venture with the Yuhuan County Cheng Guan Metal Hose Factory ("Cheng Guan") located in Taizhou, Zhejiang Province of the Peoples Republic of China. Cheng Guan, with annual sales prior to the transaction of approximately $13 million, is a manufacturer of a variety of plumbing products sold both into the Chinese domestic market and export markets. Their product lines were contributed to the joint venture and include hose, hose connectors, multi-layer tubing and stainless steel braided hose. The joint venture is owned 60% by Watts and 40% by our Chinese partner. The Company has invested $7,800,000 in cash to obtain this 60% interest. The March 31, 2002 Consolidated Balance Sheet of the Company contains a preliminary purchase price allocation of the joint venture, consistent with the guidelines in FAS 141 and FAS 142.

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

      On June 1, 2001, a wholly owned subsidiary of the Company acquired Fimet S.r.l. (Fabbrica Italiana Manometri e Terometri) located in Milan, Italy and its wholly owned subsidiary, MTB AD, which is located in Bulgaria for approximately $6 million in cash. The acquired business manufactures pressure and temperature gauges for use in the HVAC market. Fimet's annualized sales prior to the acquisition were approximately $9 million.

11. Debt Issuance
    -------------

      On February 28, 2002, the Company entered into a new revolving credit facility with a syndicate of banks (the "Revolving Credit Facility"), which replaces the Company's $100 million (U.S.) facility and its 39,350,000 euro facility. The Revolving Credit Facility provides for borrowings of up to $150 million (U.S.), which includes a $100 million tranche for U.S. dollar borrowings and a $50 million tranche for euro base borrowings and matures in February 2005. Approximately $50 million of borrowings under the Revolving Credit Facility were used to repay amounts outstanding under the prior facilities. The Revolving Credit Facility will be used to support the Company's acquisition program, working capital requirements and for general corporate purposes.

      Outstanding indebtedness under the Revolving Credit Facility bears interest at one of three customary rates plus a margin of 100 basis points, depending on the applicable base rate and the Company's bond rating. The average interest rate for March 2002 was approximately 3%. The Revolving Credit Facility includes operational and financial covenants, customary for facilities of this type, including, among others, restrictions on additional indebtedness, liens and investments and maintenance of certain leverage ratios. As of March 31, 2002, the Company was in compliance with all covenants related to the Revolving Credit Facility.

12. Contingencies
    -------------

      In April 1998, the Company became aware of a complaint that was filed under seal in the State of California alleging violations of the California False Claims Act (the "James Jones case"). The complaint alleges that a former subsidiary of the Company sold products utilized in municipal water systems which failed to meet contractually specified standards and falsely certified that such standards had been met. The complaint further alleges that the municipal entities have suffered tens of millions of dollars in damages as a result of defective products and seeks treble damages, reimbursement of legal costs and penalties. The original complaint has been amended, and the total number of plaintiffs is 161, 14 of which have intervened to date. In June 2001, the Company and the other defendants reached a proposed settlement with the Los Angeles Department of Water and Power ("LADWP"), one of the plaintiffs in the James Jones case, which was approved by the California Superior Court on October 31, 2001 and by the Los Angeles City Council on December 14, 2001. The other plaintiffs remain, and the Company is vigorously contesting this matter.

      The Company established initial reserves in the amount of $10,100,000 after tax which amount is currently $5,000,000 after tax, with respect to the James Jones case, which are classified under the item "Accrued expenses and other liabilities" in the Company's Consolidated Balance Sheet as of March 31, 2002. The Company presently believes, on the basis of all available information, that these reserves are adequate to cover the Company's probable and reasonably estimable losses resulting from the James Jones case. However, litigation is inherently uncertain and the Company believes that there exists a reasonable possibility that it may ultimately incur losses in the James Jones case in excess of the amount accrued for that matter. The Company is currently unable to make an estimate of the range of any additional losses. Also see Part II, Item
1. Other lawsuits and proceedings or claims, arising from the ordinary course of operations, are also pending or threatened against the Company and its subsidiaries. Based on the facts presently known to it, the Company does not believe that the ultimate outcome of the James Jones case and these other litigation matters will have a material adverse effect on its liquidity, financial condition or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

Recent Developments
-------------------

      On March 5, 2002, the Company entered into a joint venture with the Yuhuan County Cheng Guan Metal Hose Factory ("Cheng Guan") located in Taizhou, Zhejiang Province of the Peoples Republic of China. Cheng Guan, with annual sales prior to the transaction of approximately $13 million, is a manufacturer of a variety of plumbing products sold both into the Chinese domestic market and export markets. Their product lines were contributed to the joint venture and include hose, hose connectors, multi-layer tubing and stainless steel braided hose. The joint venture is owned 60% by Watts and 40% by our Chinese partner. The Company has invested $7,800,000 in cash to obtain this 60% interest. The March 31, 2002 Consolidated Balance Sheet of the Company contains a preliminary purchase price allocation of the joint venture, consistent with the guidelines in FAS 141 and FAS 142.

      As part of the Company's $18,700,000 capital expenditure budget for fiscal 2002, the Company will be investing approximately $9,000,000 to establish a 100% controlled bronze and brass manufacturing plant in Tianjin, China. The Company anticipates the plant will be completed at the end of fiscal 2002. As of March 31, 2002 the Company has spent $1,127,000.

      On February 28, 2002, the Company entered into a new revolving credit facility with a syndicate of banks (the "Revolving Credit Facility"), which replaces the Company's $100 million (U.S.) facility and its 39,350,000 euro facility. The Revolving Credit Facility provides for borrowings of up to $150 million (U.S.), which includes a $100 million tranche for U.S. dollar borrowings and a $50 million tranche for euro base borrowings and matures in February 2005. Approximately $50 million of borrowings under the Revolving Credit Facility were used to repay amounts outstanding under the prior facilities. The Revolving Credit Facility will be used to support the Company's acquisition program, working capital requirements and for general corporate purposes.

      The Company is implementing a plan to consolidate several of its manufacturing plants both in North America and Europe. At the same time it is expanding its manufacturing capacity in China. The implementation of this manufacturing restructuring plan began during the fourth quarter of fiscal 2001 and is expected to be completed during fiscal 2002 to insure the quality of its products and minimize any interruption in its delivery of those products to its customers. The Company recorded manufacturing restructuring plan costs of $5,831,000 pre-tax in the fourth quarter of fiscal 2001 and $909,000 pre-tax in the first quarter of fiscal 2002. The Company anticipates recording up to an additional $4,100,000 pre-tax in 2002 as it continues to implement the program. The restructuring costs recorded in 2001 and the first quarter of 2002 consist primarily of severance costs of approximately 39 employees in manufacturing and administration groups, 38 of whom have been terminated as of March 31, 2002. Asset write-downs consist primarily of write-offs of inventory related to product lines that the Company has discontinued as part of this restructuring plan and have been recorded in cost of goods sold. Other costs primarily relate to accelerated depreciation based on shorter estimated useful lives of certain fixed assets. The tax benefits of the costs and asset write-downs are expected to slightly exceed cash outlays to implement this program, which would allow the Company to complete the restructuring without consuming any cash. The Company estimates an annual pre-tax savings of approximately $4,000,000 following the completion of the plan. Both the estimated total costs to be incurred in connection with this plan and the associated savings have been reduced since the discussion of this topic in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Results of Operations
---------------------
Three Months Ended March 31, 2002 Compared to
---------------------------------------------
Three Months Ended March 31, 2001
---------------------------------

      Net sales for the three months ended March 31, 2002 increased $7,395,000 (5.4%) to $143,320,000 compared to the same period in 2001. The increase in net sales is attributable to the following:

         Internal Growth                              $  (574)      (0.4%)
         Acquisitions                                   9,306        6.8%
         Foreign Exchange                              (1,337)      (1.0%)
                                                      -------       ----
         Total Change                                 $ 7,395        5.4%
                                                      =======       ====

      The growth in net sales from acquired businesses is due to the inclusion of the net sales of Powers Process Controls acquired on September 28, 2001, Premier Manufactured Systems acquired on June 13, 2001 and Fimet S.r.l. acquired on June 1, 2001. The decrease in foreign exchange is due primarily to the euro devaluation against the U.S. dollar compared to the same period in 2001.

        Watts monitors its net sales in three geographical segments: North America, Europe and Asia. As outlined below, North America, Europe and Asia accounted for 76.7%, 21.9% and 1.4% of net sales, respectively, in the three months ended March 31, 2002, compared to 75.2%, 22.5%, and 2.3% of net sales, respectively, in the three months ended March 31, 2001. The Company's net sales in these groups for the three months ended March 31, 2002 and 2001 were as follows:

                                             3/31/02       3/31/01       Change
                                            --------      --------      -------
         North America                      $109,881      $102,200      $ 7,681
         Europe                               31,371        30,540          831
         Asia                                  2,068         3,185       (1,117)
                                            --------      --------      -------
         Total                              $143,320      $135,925      $ 7,395
                                            ========      ========      =======

      The increase in North America's net sales is due to the Powers Process Controls and Premier acquisitions. The increase in Europe's net sales is due to the Fimet acquisition, partially offset by the euro devaluation against the US dollar. Sales in the European market on a local currency basis were 6.0% above the comparable prior year period. The decrease in Asia's net sales is due to reduced demand in the North American export market.

      Gross profit for the three months ended March 31, 2002 increased $2,815,000 (6.0%) from the comparable quarter last year and increased as a percentage of net sales from 34.3% to 34.5%. The Company charged $847,000 of costs associated with its manufacturing restructuring plan to cost of sales. Excluding the manufacturing restructuring plan costs, the gross profit would have increased $3,662,000 and would have increased as a percent of sales from 34.3% to 35.1%. This increase is primarily attributable to reduced spending in manufacturing fixed overhead as well as improved efficiencies in manufacturing compared to the comparable quarter last year.

      Selling, general and administrative expenses for the three months ended March 31, 2002 increased $2,382,000 (7.3%) to $35,227,000 compared to the same period in 2001. This increase is attributable to the inclusion of selling, general, and administrative expenses of acquired companies and an increase in the cost of product and general liability insurance and legal expenses. The Company adopted FAS 142 "Goodwill and Other Intangible Assets" during the quarter ended March 31, 2002, and accordingly has not recorded goodwill amortization. The Company recorded goodwill amortization of $763,000 on a pre-tax basis as part of its selling, general and administrative expenses in the quarter ended March 31, 2001.

      Operating income for the three months ended March 31, 2002 increased $423,000 (3.1%) to $14,242,000 compared to the same period in 2001 due to increased gross profit and the cessation of goodwill amortization partially offset by increased selling, general and administrative expenses. The manufacturing restructuring plan costs reduced operating income by $857,000.

      The Company's operating income by segment for the three months ended March 31, 2002 and 2001 were as follows:

                                          3/31/02      3/31/01      Change
                                         --------     --------     -------
      North America                      $ 14,398     $ 13,396     $ 1,002
      Europe                                3,332        3,052         280
      Asia                                     38           70         (32)
      Corporate                            (3,526)      (2,699)       (827)
                                         --------     --------     -------
      Total                              $ 14,242     $ 13,819     $   423
                                         ========     ========     =======

      The increase in North America is due to increased gross profit primarily due to the inclusion of operating earnings of acquired companies. The increase in Europe is due to the inclusion of the operating earnings of Fimet, which was acquired in June 2001, partially offset by the euro devaluation against the US dollar compared to the prior year. Expenses relating to corporate are primarily compensation expense for corporate headquarters' staff, professional fees, including legal and audit expenses, product liability and general liability insurances. The increase in corporate expenses is primarily due to increased premiums for product liability and general liability insurance and increased legal expense.

      Interest expense decreased $587,000 in the quarter ended March 31, 2002, compared to the same period in 2001, primarily due to lower interest rates on variable rate indebtedness. On September 1, 2001 the Company entered into an interest rate swap on its $75,000,000 8 3/8% notes. The swap converted the interest from fixed to floating and reduced the Company's interest expense by $516,000 in the quarter ended March 31, 2002.

      The Company's effective tax rate for continuing operations decreased from 35.6% to 35.0%. The decrease is primarily attributable to the elimination of goodwill amortization which was not tax deductible.

      Net income for the three months ended March 31, 2002 increased $783,000 (10.8%) to $8,056,000 or $.30 per common share compared to $.27 per common share for the three months ended March 31, 2001 on a diluted basis.

Liquidity and Capital Resources
-------------------------------

      During the three month period ended March 31, 2002, the Company generated $581,000 in cash flow from continuing operations. The Company spent $5,537,000 on capital equipment in the quarter ended March 31, 2002. Capital expenditures were primarily for manufacturing machinery and equipment as part of the Company's commitment to continuously improve its manufacturing capabilities. The Company's capital expenditure budget for the twelve months ended December 31, 2002 is $18,700,000. The largest component of this budget is the establishment of a 100% controlled bronze and brass manufacturing plant in Tianjin, China, for an estimated cost of $9,000,000 of which $1,127,000 was spent in the first quarter of 2002.

      The Company has negative free cash flow of $6,553,000 (defined as cash provided by continuing operations less dividends and capital expenditures) during the three months ended March 31, 2002 versus positive free cash flow of $3,319,000 in the comparable prior year period. The decrease is attributable to a decrease in cash from operations compared to 2001, primarily due to an increase in accounts receivable. This increase in accounts receivable is due to the increased sales in the last month of the quarter compared to the quarter ended December 31, 2001 as well as a change in payment terms from one of the Company's largest customers. The Company does not anticipate any additional material increases in accounts receivable from this customer's change in payment terms.

      On February 28, 2002, the Company entered into a new revolving credit facility with a syndicate of banks (the "Revolving Credit Facility"), which replaces the Company's $100 million (U.S.) facility and its 39,350,000 euro facility. The Revolving Credit Facility provides for borrowings of up to $150 million (U.S.), which includes a $100 million tranche for U.S. dollar borrowings and a $50 million tranche for euro base borrowings and matures in February 2005. Approximately $50 million of borrowings under the Revolving Credit Facility were used to repay amounts outstanding under the prior facilities. The Revolving Credit Facility will be used to support the Company's acquisition program, working capital requirements and for general corporate purposes. As of March 31, 2002, long term debt included $53,906,000 outstanding on the credit facility for both U.S. dollar and euro base borrowings, and the Company was in compliance with all covenants related to the Revolving Credit Facility.

      Outstanding indebtedness under the Revolving Credit Facility bears interest at one of three customary rates plus a margin of 100 basis points, depending on the applicable base rate and the Company's bond rating. The average interest rate for March 2002 was approximately 3%. The Revolving Credit Facility includes operational and financial covenants, customary for facilities of this type, including, among others, restrictions on additional indebtedness, liens and investments and maintenance of certain leverage ratios. As of March 31, 2002, the Company was in compliance with all covenants related to the Revolving Credit Facility.

      Working capital at March 31, 2002 was $156,931,000 compared to $142,595,000 at December 31, 2001. This increase is primarily due to the increase in accounts receivable. The ratio of current assets to current liabilities was 2.4 to 1 at March 31, 2002 compared to 2.3 to 1 at December 31, 2001. Cash and cash equivalents were $10,291,000 at March 31, 2002 compared to $11,997,000 at December 31, 2001. The increase in long-term debt to $136,959,000 at March 31, 2002 from $123,212,000 at December 31, 2001 was due to the increase in working capital, capital expenditures and the establishment of the "Cheng Guan" joint venture. Debt as a percentage of total capital employed (defined as, short term and long term debt as a percentage of the sum of short term and long term debt plus equity) was 35.5% at March 31, 2002 compared to 33.7% at December 31, 2001.

      The Company anticipates that available funds and those funds provided from current operations will be sufficient to meet current operating requirements and anticipated capital expenditures for at least the next 24 months.

The Company's long-term financial obligations are presented in the following table:

(in thousands)                           Less than     1-3      4-5    After 5
                                 Total     1 year     years    Years    years
                                 -----     ------     -----    -----    -----
Long-term debt, including
    current maturities (a)      $140,150   $3,191   $134,824   $  868   $1,267
Operating leases                   1,851      566      1,152      133       --
                                --------   ------   --------   ------   ------
Total                           $142,001   $3,757   $135,976   $1,001   $1,267
                                ========   ======   ========   ======   ======

(a) as recognized in the Consolidated Balance Sheet

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

(in thousands)                     Amounts Committed        Amounts Drawn-down
                                  But Not Drawn-down         And Outstanding
                                  ------------------         ---------------
                                 March 31,   March 31,     March 31,   March 31,
                                   2002        2001          2002        2001
                                   ----        ----          ----        ----
Commitments to Extend Credit     $21,689     $21,946        $3,336      $7,131

      Certain of the Company's loan agreements contain covenants that require, among other items, the maintenance of certain financial ratios, and limit the Company's ability to enter into secured borrowing arrangements.

      The Company from time to time is involved with environmental proceedings and other legal proceedings and incurs costs on an ongoing basis related to these matters. The Company has not incurred material costs in fiscal 2002 in connection with any of these matters. During the first quarter of 2002 the

Company disbursed $1,529,000 after tax, for defense and settlement costs related to the James Jones case, and this amount is recorded as discontinued operations in the Company's Consolidated Statement of Cash Flows. See Part II, Item 1, Legal Proceedings.

New Accounting Standards
------------------------

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

      The Company's foreign subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials and are denominated in European currencies or the U.S. or Canadian dollar. The Company uses foreign currency forward exchange contracts to manage the risk related to intercompany purchases that occur during the course of a fiscal year and certain open foreign currency denominated commitments to sell products to third parties. Additional details are provided in Note 5 of the Notes to the Consolidated Financial Statements.

      The Company has historically had a very low exposure to changes in interest rates. Interest rate swaps are used to mitigate the impact of interest rate fluctuations on certain variable rate debt instruments. However, the Company's senior notes and its U.S. revolving line of credit are subject to the impact of changes in interest rates. Additional details are provided in Note 5 of the Notes to the Consolidated Financial Statements.

      The Company purchases significant amounts of bronze ingot, brass rod and cast iron which are utilized in manufacturing its many product lines. The Company's operating results can be adversely affected by changes in commodity prices if it is unable to pass on related price increases to its customers. The Company manages this risk by monitoring related market prices, working with its suppliers to achieve the maximum level of stability in their costs and related pricing, seeking alternative supply sources when necessary and passing increases in commodity costs to its customers, to the maximum extent possible, when they occur. Additionally, on a limited basis, the Company uses commodity futures contracts to manage this risk. Additional details are provided in Note 5 of the Notes to the Consolidated Financial Statements.

Certain Factors Affecting Future Results
----------------------------------------

      This report includes statements which are not historical facts and are considered forward looking within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements reflect the Company's current views about future results of operation and other forward looking information and may be identified by their use of words like "plan", "believe", "expect", "will", "anticipate", "estimate" and other words of similar meaning. You should not rely on forward looking statements, because the Company's actual results may differ materially from those indicated by these forward looking statements as a result of a number of important factors. These factors include, but are not limited to, the following: loss of market share through competition, introduction of competing products by other companies, pressure on prices from competitors, suppliers, and/or customers, failure or delay in developing new products, lack of acceptance of new products, failure to manufacture products that meet required performance and safety standards, foreign exchange fluctuations, cyclicality of industries, such as plumbing and heating wholesalers and home improvements retailers, in which the Company markets certain of its products, reductions in the supply of raw materials, increases in the prices of raw materials, economic factors, such as the levels of housing starts and remodeling, impacting the markets where the Company's products are sold, manufactured, or marketed, environmental compliance costs, product liability risks, the results and timing of the Company's manufacturing restructuring plan, changes in the status of current litigation, including the James Jones case, and other risks and uncertainties discussed under "Managements Discussion and Analysis of Financial Condition and Results of Operation - Certain Factors Affecting Future Results" in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities Exchange Commission and other reports Watts files from time to time with the Securities and Exchange Commission.

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

James Jones Litigation
----------------------

      On June 25, 1997, Nora Armenta sued James Jones Company, Watts Industries, Inc., which formerly owned James Jones, Mueller Co., and Tyco International (U.S.) Inc. in the California Superior Court for Los Angeles County with a complaint that sought tens of millions of dollars in damages. By this complaint and an amended complaint filed on November 4, 1998 ("First Amended Complaint"), Armenta, a former employee of James Jones, sued on behalf of 34 municipalities as a qui tam plaintiff under the California False Claims Act (the "Armenta case"). Late in 1998, the Los Angeles Department of Water and Power ("LADWP") intervened. In December 2000, the court allowed the Relator to file a Second Amended Complaint, which added a number of new cities and water districts as plaintiffs and brought the total number of plaintiffs to 161. To date, 14 of the total number of plaintiffs have intervened.

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

      On February 14, 2001, the Company filed a complaint in the California Superior Court against its insurers for coverage of the claims in the Armenta case. The James Jones Company filed a similar complaint, and on October 30, 2001 the California Superior Court ruled that Zurich American Insurance Company must pay all reasonable defense costs incurred by the Company in the James Jones case since April 23, 1998 as well as the Company's future defense costs in this case until its final resolution. Zurich appealed the October 30, 2001 ruling, and on March 7, 2002, the California Court of Appeal granted the Company's motion to dismiss Zurich's appeal of this Superior Court ruling. After the trial court's resolution of the coverage case, Zurich can then appeal this ruling. The Company is currently unable to predict the outcome of the litigation relating to insurance coverage. The Company intends to continue to contest vigorously the James Jones case and its related litigation.

      The Company currently has a reserve in the amount of $5,000,000 after tax with respect to the James Jones case which is included under the item "Accrued expenses and other liabilities" in the Company's consolidated balance sheet as of March 31, 2002. The Company presently believes, on the basis of all available information, that this reserve is adequate to cover the Company's probable and reasonably estimable losses resulting from the James Jones case. Based on the facts presently known to it, the Company does not believe that the ultimate outcome of the James Jones case will have a material adverse effect on its liquidity, financial condition or results of operations. However, litigation is inherently uncertain, and the Company believes that there exists a reasonable possibility that it may ultimately incur losses in the James Jones case in excess of the amount accrued. The Company is currently unable to make an estimate of the range of any additional losses.

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

Other Litigation
----------------

      Other lawsuits and proceedings or claims, arising from the ordinary course of operations, are also pending or threatened against the Company and its subsidiaries. Based on the facts presently known to it, the Company does not believe that the ultimate outcome of these other litigation matters will have a material adverse effect on its liquidity, financial condition or results of operations.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

(a) The exhibits are furnished elsewhere in this report.

(b) Reports filed on Form 8-K during the Quarter ended March 31, 2002.

The Company did not file any reports on Form 8-K with the Securities and Exchange Commission during the quarter ending March 31, 2002.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   WATTS INDUSTRIES, INC.


Date: May 15, 2002                 By: /s/ Timothy P. Horne
      ------------                     --------------------
                                        Timothy P. Horne
                                        Chairman and Chief Executive Officer


Date: May 15, 2002                 By: /s/ William C. McCartney
      ------------                     ------------------------
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

                                  EXHIBIT INDEX
                                  -------------

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.  Description
-----------  -----------

3.1          Restated Certificate of Incorporation, as amended. (1)

3.2          Amended and Restated By-Laws, as amended May 11, 1999 (2)

10.1 Revolving Credit Agreement dated as of February 28, 2002 among the Registrant, Watts Regulator Co., Watts Industries Europe B.V., the lenders listed therein and Fleet National Bank, as Administrative Agent (3)

10.2 Guaranty dated as of February 28, 2002 among the Registrant Watts Investment Company, Watts Spacemaker, Inc., Watts Distribution Company, Inc., Anderson-Barrows Metals Corporation, Watts Drainage Products, Inc., Webster Valve, Inc. and Jameco Industries, Inc. in favor of Fleet National Bank and the lenders under the Revolving Credit Agreement dated February 28, 2002 Revolving Credit Agreement (3) (4).

11           Computation of Earnings per Share (5)

----------
(1) Incorporated by reference to the relevant exhibit to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 1995.

(2) Incorporated by reference to the relevant exhibit to the Registrant's Current Report on Form 10-Q for the Quarter ended March 31, 2000.

(3) Filed as an exhibit to this Report with the Securities and Exchange Commission.

(4) This Guaranty is substantially similar in all material respects to the Guaranties entered into by Watts Cazzaniga S.p.A. and Watts Ocean B.V.

(5) Incorporated by reference to the Notes to Consolidated Financial Statements, Note 7, of this Report.