Form 10-Q
period 2002-06-30
WATTS INDUSTRIES INC
filed 2002-08-09
CIK 795403

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2002
                                                 -------------

                                       or

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from __________ to ____________

                         Commission file number 1-11499

                             WATTS INDUSTRIES, INC.
                             ---------------------
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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                             Outstanding at July 26, 2002
            -----                             ----------------------------

Class A Common, $.10 par value                              18,115,113

Class B Common, $.10 par value                               8,585,224

                     WATTS INDUSTRIES, INC. AND SUBSIDIARIES
                     ---------------------------------------

                                      INDEX
                                      -----

Part I.  Financial Information                                            Page #
         ---------------------                                            ------

         Item 1. Financial Statements
                 --------------------

                 Consolidated Balance Sheets at June 30, 2002
                 (unaudited) and December 31, 2001                             3

                 Consolidated Statements of Income for the Three
                 Months Ended June 30, 2002 and 2001 (unaudited)               4

                 Consolidated Statements of Income for the Six Months
                 Ended June 30, 2002 and 2001 (unaudited)                      5

                 Consolidated Statements of Cash Flows for the Six
                 Months Ended June 30, 2002 and 2001 (unaudited)               6

                 Notes to Consolidated Financial Statements                 7-15

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       16-24


Part II. Other Information
         -----------------

         Item 1. Legal Proceedings                                         25-26

         Item 4. Submission of Matters to a Vote of Security Holders          27

         Item 6. Exhibits and Reports on Form 8-K                             27

         Signatures                                                           28

         Exhibit Index                                                        29

                          PART I. FINANCIAL INFORMATION
                                  ---------------------

                          ITEM 1. FINANCIAL STATEMENTS
                                  --------------------

                     WATTS INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (Thousands, except share amounts)

                                                                      (Unaudited)
                                                                        June 30,     Dec. 31,
                                                                          2002         2001
                                                                       ---------    ---------

ASSET
CURRENT ASSETS:
    Cash and cash equivalents ......................................   $  10,274    $  11,997
    Trade accounts receivable, less allowance for
      doubtful accounts of $6,645 at June 30, 2002
      and $6,070 at December 31, 2001 ..............................     119,738       95,498
    Inventories:
      Raw materials ................................................      36,366       34,276
      Work in process ..............................................      15,680       13,032
      Finished goods ...............................................      73,214       68,556
                                                                       ---------    ---------
        Total Inventories ..........................................     125,260      115,864
    Prepaid expenses and other assets ..............................       9,482        7,436
    Deferred income taxes ..........................................      26,425       25,329
                                                                       ---------    ---------
      Total Current Assets .........................................     291,179      256,124
                                                                       ---------    ---------
PROPERTY, PLANT AND EQUIPMENT:
    Property, plant and equipment, at cost .........................     242,223      218,235
    Accumulated depreciation .......................................    (103,944)     (89,629)
                                                                       ---------    ---------
      Property, plant and equipment, net ...........................     138,279      128,606
                                                                       ---------    ---------
OTHER ASSETS:
    Goodwill, net of accumulated amortization of
      $17,885 at June 30, 2002 and at December 31, 2001 ............     148,579      124,544
    Other ..........................................................      27,870       11,196
                                                                       ---------    ---------
TOTAL ASSETS .......................................................   $ 605,907    $ 520,470
                                                                       =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable ...............................................   $  52,046    $  42,873
    Accrued expenses and other liabilities .........................      48,859       55,930
    Accrued compensation and benefits ..............................      12,974       11,033
    Current portion of long-term debt ..............................       8,614        3,693
                                                                       ---------    ---------
      Total Current Liabilities ....................................     122,493      113,529
                                                                       ---------    ---------
LONG-TERM DEBT, NET OF CURRENT PORTION .............................     163,318      123,212
DEFERRED INCOME TAXES ..............................................      20,727       15,692
OTHER NONCURRENT LIABILITIES .......................................      12,855       11,414
MINORITY INTEREST ..................................................      10,384        7,309
STOCKHOLDERS' EQUITY:
    Preferred Stock, $.10 par value; 5,000,000 shares
      authorized; no shares issued or outstanding ..................          --           --
    Class A Common Stock, $.10 par value; 80,000,000
      shares authorized; 1 vote per share; issued and
      outstanding: 18,115,113 shares at June 30, 2002
      and 17,776,509 shares at December 31, 2001 ...................       1,812        1,778
    Class B Common Stock, $.10 par value; 25,000,000
      shares authorized; 10 votes per share; issued and
      outstanding: 8,585,224 shares at June 30, 2002 and
      8,735,224 shares at December 31, 2001 ........................         859          874
    Additional paid-in capital .....................................      39,698       37,182
    Retained earnings ..............................................     247,245      233,761
    Accumulated other comprehensive income/(loss) ..................     (13,484)     (24,281)
                                                                       ---------    ---------
      Total Stockholders' Equity ...................................     276,130      249,314
                                                                       ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........................   $ 605,907    $ 520,470
                                                                       =========    =========

See accompanying notes to consolidated financial statements.

                     WATTS INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (Thousands, except per share amounts)
                                   (Unaudited)

                                                           Three Months Ended
                                                         ----------------------
                                                          June 30,     June 30,
                                                            2002         2001
                                                         ---------    ---------

Net sales ............................................   $ 151,505    $ 135,562
Cost of goods sold ...................................      99,273       89,213
                                                         ---------    ---------
    GROSS PROFIT .....................................      52,232       46,349
Selling, general & administrative expenses ...........      37,138       33,277
                                                         ---------    ---------
    OPERATING INCOME .................................      15,094       13,072
                                                         ---------    ---------
Other (income) expense:
    Interest income ..................................        (370)        (114)
    Interest expense .................................       2,299        2,391
    Other, net .......................................        (200)         (45)
    Minority interest ................................          71           64
                                                         ---------    ---------
                                                             1,800        2,296
                                                         ---------    ---------
    INCOME BEFORE INCOME TAXES .......................      13,294       10,776
Provision for income taxes ...........................       4,661        3,741
                                                         ---------    ---------
    NET INCOME .......................................   $   8,633    $   7,035
                                                         =========    =========
BASIC EARNINGS PER SHARE
    NET INCOME .......................................   $     .32    $     .27
                                                         =========    =========
Weighted average number of shares ....................      26,637       26,500
                                                         =========    =========
DILUTED EARNINGS PER SHARE
    NET INCOME .......................................   $     .32    $     .26
                                                         =========    =========
Weighted average number of shares ....................      27,172       26,941
                                                         =========    =========
    Dividends per common share .......................   $     .06    $     .06
                                                         =========    =========

See accompanying notes to consolidated financial statements.

                     WATTS INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (Thousands, except per share amounts)
                                   (Unaudited)

                                                             Six Months Ended
                                                         ----------------------
                                                          June 30,     June 30,
                                                            2002         2001
                                                         ---------    ---------

Net sales ............................................   $ 294,825    $ 271,487
Cost of goods sold ...................................     193,114      178,474
                                                         ---------    ---------
    GROSS PROFIT .....................................     101,711       93,013
Selling, general & administrative expenses ...........      72,365       66,122
Restructuring ........................................          10           --
                                                         ---------    ---------
    OPERATING INCOME .................................      29,336       26,891
                                                         ---------    ---------
Other (income) expense:
    Interest income ..................................        (456)        (254)
    Interest expense .................................       4,129        4,808
    Other, net .......................................        (125)         156
    Minority interest ................................         106          117
                                                         ---------    ---------
                                                             3,654        4,827
                                                         ---------    ---------
    INCOME BEFORE INCOME TAXES .......................      25,682       22,064
Provision for income taxes ...........................       8,993        7,756
                                                         ---------    ---------
    NET INCOME .......................................   $  16,689    $  14,308
                                                         =========    =========
BASIC EARNINGS PER SHARE
    NET INCOME .......................................   $     .63    $     .54
                                                         =========    =========
Weighted average number of shares ....................      26,586       26,482
                                                         =========    =========
DILUTED EARNINGS PER SHARE
    NET INCOME .......................................   $     .62    $     .53
                                                         =========    =========
Weighted average number of shares ....................      27,048       26,873
                                                         =========    =========
    Dividends per common share .......................   $     .12    $     .12
                                                         =========    =========

See accompanying notes to consolidated financial statements.

                    WATTS INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Thousands)
                                  (Unaudited)

                                                                     Six Months Ended
                                                                   --------------------
                                                                   June 30,    June 30,
                                                                     2002        2001
                                                                   --------    --------
OPERATING ACTIVITIES
    Net income .................................................   $ 16,689    $ 14,308
    Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation ..............................................     11,395       9,877
     Amortization ..............................................        191       1,740
     Deferred income taxes (benefit) ...........................         78        (570)
     Loss/(gain) on disposal of assets .........................        (98)          9
     Equity in undistributed earnings (loss) of affiliates .....        (23)         (3)
     Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
      Accounts receivable ......................................    (19,866)       (609)
      Inventories ..............................................     (2,216)     (1,556)
      Prepaid  expenses and other assets .......................     (2,677)     (2,400)
      Accounts payable, accrued expenses and other liabilities .     (1,273)     (3,131)
                                                                   --------    --------
    Net cash provided by operating activities ..................      2,200      17,665
                                                                   --------    --------

INVESTING ACTIVITIES
    Additions to property, plant and equipment .................    (12,205)     (8,937)
    Proceeds from sale of property, plant and equipment ........        245          85
    Business acquisitions, net of cash acquired ................    (15,127)    (30,178)
    Decrease/(increase) in other assets ........................         42        (125)
                                                                   --------    --------
    Net cash used in investing activities ......................    (27,045)    (39,155)
                                                                   --------    --------

FINANCING ACTIVITIES
    Proceeds from long-term borrowings .........................     67,253      69,037
    Payments of long-term debt .................................    (41,166)    (48,719)
    Proceeds from exercise of stock options ....................      2,535       1,075
    Dividends ..................................................     (3,205)     (3,201)
                                                                   --------    --------
    Net cash provided by financing activities ..................     25,417      18,192
                                                                   --------    --------
Effect of exchange rate changes on cash and cash equivalents ...        735         131
Net cash used in discontinued operations .......................     (3,030)     (1,209)
                                                                   --------    --------
CHANGE IN CASH AND CASH EQUIVALENTS ............................     (1,723)     (4,376)
Cash and cash equivalents at beginning of period ...............     11,997      15,235
                                                                   --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .....................   $ 10,274    $ 10,859
                                                                   ========    ========

NON CASH INVESTING AND FINANCING ACTIVITIES
    Acquisitions of businesses:
       Fair value of assets acquired ...........................   $ 40,800    $ 47,776
       Cash Paid ...............................................     15,127      30,178
                                                                   --------    --------
       Liabilities Assumed .....................................   $ 25,673    $ 17,598
                                                                   ========    ========

See accompanying notes to consolidated financial statements.

WATTS INDUSTRIES, INC. AND SUBSIDIARIES
---------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
------------------------------------------------------

1. Basis of Presentation

      In the opinion of management, the accompanying unaudited, consolidated financial statements contain all necessary adjustments, consisting only of adjustments of a normal recurring nature, to present fairly Watts Industries, Inc.'s Consolidated Balance Sheet as of June 30, 2002 (unaudited), its Consolidated Statements of Income for the three months and six months ended June 30, 2002 and 2001 (unaudited), and its Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001 (unaudited).

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

2. Accounting Policies

      The Company's shipping costs included in selling general and administrative expense amounted to $5,155,000 and $5,195,000 for the three months ended June 30, 2002 and 2001, respectively, and $10,175,000 and $10,721,000 for the six months ended June 30, 2002 and 2001, respectively.

      The Company adopted Financial Accounting Standards Board Statement No. 141, "Business Combinations" ("FAS 141") in fiscal 2001 and Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangible Assets" ("FAS 142") on January 1, 2002. FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill. FAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment, at least annually, in accordance with the provisions of FAS 142. FAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with Financial Accounting Standards Board Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets"("FAS 144").

      FAS 142 requires the Company to perform an assessment of whether there is an indication that the remaining recorded goodwill is impaired as of the date of adoption. This assessment involves a two-step transitional impairment test. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. To the extent that a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. Any transitional impairment loss will be recognized as a cumulative effect of a change in accounting principle. In connection with the adoption of SFAS No. 142, the Company has completed the first step of the transitional goodwill impairment test, which requires the Company to compare the fair value of its reporting units to the carrying value of the net assets of the respective reporting units as of January 1, 2002. Based on this analysis, the Company has concluded that no impairment existed at the time of adoption, and accordingly, the Company has not recognized any transitional impairment loss.

      The pro forma effect of the adoption of the standard on prior period earnings excluding goodwill amortization expense, net of tax, is as follows:

                                                                Three Months Ended
                                                                     June 30,
                                                               -------------------
                                                                2002          2001
                                                                ----          ----
                                                             (in thousands except per
                                                                share information)

      Net income .......................................       $8,633        $7,035
      Add back: goodwill amortization, net of tax ......           --           767
                                                              ---------------------
      Adjusted net income ..............................       $8,633        $7,802
                                                              =====================

      Basic earnings per share:
      Net income .......................................         $.32          $.27
      Goodwill amortization ............................           --           .03
                                                              ---------------------
      Adjusted net income ..............................         $.32          $.30
                                                              =====================

      Diluted earnings per share:
      Net income .......................................         $.32          $.26
      Goodwill amortization ............................           --           .03
                                                              ---------------------
      Adjusted net income ..............................         $.32          $.29
                                                              =====================

                                                                 Six Months Ended
                                                                     June 30,
                                                               -------------------
                                                                2002          2001
                                                                ----          ----
                                                             (in thousands except per
                                                                share information)

      Net income .......................................      $16,689       $14,308
      Add back: goodwill amortization, net of tax ......           --         1,525
                                                              ---------------------
      Adjusted net income ..............................      $16,689       $15,833
                                                              =====================

      Basic earnings per share:
      Net income .......................................         $.63          $.54
      Goodwill amortization ............................           --           .06
                                                              ---------------------
      Adjusted net income ..............................         $.63          $.60
                                                              =====================

      Diluted earnings per share:
      Net income .......................................         $.62          $.53
      Goodwill amortization ............................           --           .06
                                                              ---------------------
      Adjusted net income ..............................         $.62          $.59
                                                              =====================

      The changes in the carrying amount of goodwill for the six months ended June 30, 2002 are as follows:

                                                                  (in thousands)

      Carrying amount as of December 31, 2001...................     $124,544
      Goodwill acquired during the year.........................       19,374
      Effect of change in rates used for translation............        4,661
                                                                    ---------
      Carrying amount as of June 30, 2002.......................     $148,579
                                                                    =========

      Amortized Intangible Assets (a):

                                                       As of June 30, 2002
                                                       -------------------
                                                  Gross Carrying  Accumulated
                                                     Amount       Amortization
                                                     ------       ------------
                                                           (in thousands)

       Patents ..................................    $6,581         $(3,234)
       Other ....................................    15,380            (842)
                                                    -----------------------
           Total ................................   $21,961         $(4,076)
                                                    =======================

      (a) as recognized in "Other Assets: "Other", in the consolidated balance sheet

      Aggregate amortization expense for amortized other intangible assets for the six months ended June 30, 2002 is $191,000. Additionally, future amortization expense on other intangible assets approximates $557,000 for the remainder of fiscal 2002, $965,000 for fiscal 2003, and $908,000 for fiscal 2004, 2005 and 2006.

      Effective January 1, 2002, the Company also adopted FAS 144 which addresses the accounting and reporting for the impairment or disposal of long-lived assets. FAS 144 supercedes Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121") but retains many of the fundamental provisions of FAS 121. FAS 144 also supercedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30") for the disposal of a segment of a business. However, FAS 144 retains the requirements of APB 30 to report discontinued operations separately and extends that reporting requirement to components of an entity that has either been disposed of or is classified as held for sale. FAS 144 excludes goodwill and other intangibles that are not amortized from its scope. For assets to be held and used, FAS 144 addresses the recoverability of an asset or group of assets, clarifies how an impairment loss should be allocated, and creates a requirement to use a fair value if market prices are not available and uncertainties exist about the timing and amount of cash flows. For long-lived assets to be disposed of by sale, FAS 144 establishes the criteria to be met to qualify for this classification, defines the timing of when the related sale must be consummated, eliminates the net realizable value measurement approach for segments of a business and certain acquired assets in a business combination, and defines costs to sell the asset. FAS 144 was effective for fiscal years beginning after December 15, 2001 and was not material to our consolidated financial statements.

3. Sales Incentives and Other

      During 2000, the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) added to its agenda various revenue recognition issues that could impact the income statement classification of certain promotional payments. In May 2000, the EITF reached a consensus on Issue 00-14, "Accounting for Certain Sales Incentives". EITF 00-14 addresses the recognition and income statement classification of various sales incentives. The consensus became effective in the first quarter of 2002 and was not material to our consolidated financial statements.

      In April 2001, the EITF reached a consensus on Issue 00-25, "Vendor Income Statement Characterization of

Consideration to a Purchaser of the Vendor's Products or Services". EITF 00-25 addresses the income statement classification of consideration, other than that directly addressed in Issue 00-14, from a vendor to a reseller, or another party that purchases the vendor's products. The consensus became effective in the first quarter of 2002 and was not material to our consolidated financial statements.

4. Derivative Instruments

      Certain forecasted transactions, primarily intercompany sales between the United States and Canada, and assets are exposed to foreign currency risk. The Company monitors its foreign currency exposures on an ongoing basis to maximize the overall effectiveness of its foreign currency hedge positions. During the six months ended June 30, 2002, the Company used foreign currency forward contracts as a means of hedging exposure to foreign currency risks. The Company's foreign currency forwards have been designated and qualify as cash flow hedges under the criteria of FAS 133. FAS 133 requires that changes in fair value of derivatives that qualify as cash flow hedges be recognized in other comprehensive income while the ineffective portion of the derivative's change in fair value be recognized immediately in earnings. The net gain on these contracts recorded in other comprehensive income during the quarter ended June 30, 2002 was $68,000 and the six months ended June 30, 2002 was $100,000. There were no ineffective amounts for the three and six-month periods ended June 30, 2002.

      The Company uses interest rate swaps as an economic hedge on forecasted interest costs. During the quarter ended September 30, 2001, the Company entered into an interest rate swap for its $75,000,000 notes. The Company swapped the fixed interest rate of 8 3/8% to floating LIBOR plus 3.74%. The term of the swap matches the maturity date of the notes (December 2003). The fair value of this swap at June 30, 2002 was approximately $1,628,000. This swap qualifies for hedge accounting treatment. For the three and six months ended June 30, 2002, the swap reduced interest expense by $475,000 and $991,000, respectively.

      The Company also utilizes, on a limited basis, certain commodity derivatives, primarily on copper used in its manufacturing process, to hedge the cost of its anticipated production requirements. The Company did not utilize any commodity derivatives for the three and six-month periods ended June 30, 2002.

5. Restructuring

      The Company is implementing a plan to consolidate several of its manufacturing plants both in North America and Europe. At the same time it is expanding its manufacturing capacity in China. The implementation of this manufacturing restructuring plan began during the fourth quarter of fiscal 2001 and is expected to be completed during fiscal 2002 to insure the quality of its products and minimize any interruption in its delivery of those products to its customers. The Company recorded pre-tax manufacturing restructuring plan costs of $5,831,000 in the fourth quarter of fiscal 2001, $771,000 in the second quarter of 2002 and $1,680,000 in the six months ended June 30, 2002. The Company anticipates recording up to an additional $3,000,000 pre-tax in 2002 as it continues to implement the program. The manufacturing restructuring plan costs recorded in 2001 and the six months in 2002 consist primarily of severance costs, asset write-downs and accelerated depreciation. The severance costs, which have been recorded as restructuring, are for 39 employees in manufacturing and administration groups, 38 of whom have been terminated as of June 30, 2002. Asset write-downs consist primarily of write-offs of inventory related to product lines that the Company has discontinued as part of this restructuring plan and have been recorded in cost of goods sold. Accelerated depreciation is based on shorter estimated useful lives of certain fixed assets and have been recorded in cost of goods sold. The tax benefits of the costs and asset write-downs are expected to slightly exceed cash outlays to implement this program, which would allow the Company to complete the restructuring without any net consumption of cash. The Company estimates an annual pre-tax savings of approximately $4,000,000 following the completion of the plan.

      Details of our manufacturing restructuring plan as of June 30, 2002 are as follows:

                          Initial     Utilized  Balance  Additional     Utilized  Remaining
                        Provision  During 2001     2001  Provisions  During 2002    Balance
                        ---------  -----------     ----  ----------  -----------    -------
                                                   (in thousands)

Restructuring/Other .      $1,454         $692     $762         $10         $467       $305
Asset Write-downs ...       4,300        4,300       --       1,218        1,218         --
Other costs .........          77           77       --         452          452         --
                        -------------------------------------------------------------------
Total ...............      $5,831       $5,069     $762      $1,680       $2,137       $305
                        ===================================================================

6. Earnings per Share

      The following tables set forth the reconciliation of the calculation of earnings per share:

                                        For the Three Months Ended June 30, 2002
                                        ----------------------------------------
                                              Income         Shares  Per Share
                                         (Numerator)  (Denominator)     Amount
                                         -----------  -------------     ------

Basic EPS
      Net Income ....................     $8,633,000     26,636,659      $0.32
Effect of Dilutive Securities
      Common Stock Equivalents ......             --        535,515         --
                                        --------------------------------------
Diluted EPS .........................     $8,633,000     27,172,174      $0.32
                                        ======================================


                                        For the Three Months Ended June 30, 2001
                                        ----------------------------------------
                                              Income         Shares  Per Share
                                         (Numerator)  (Denominator)     Amount
                                         -----------  -------------     ------

Basic EPS
       Net Income ...................     $7,035,000     26,499,670      $0.27
Effect of Dilutive Securities
       Common Stock Equivalents .....             --        441,108      (0.01)
                                        --------------------------------------
Diluted EPS .........................     $7,035,000     26,940,778      $0.26
                                        ======================================

      Stock options to purchase 179,475 shares of common stock were outstanding at June 30, 2001, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and therefore, the effect would have been antidilutive.

                                         For the Six Months Ended June 30, 2002
                                         --------------------------------------
                                              Income         Shares  Per Share
                                         (Numerator)  (Denominator)     Amount
                                         -----------  -------------     ------

Basic EPS
       Net Income ...................    $16,689,000     26,585,899      $0.63
Effect of Dilutive Securities
       Common Stock Equivalents .....             --        461,857      (0.01)
                                        --------------------------------------
Diluted EPS .........................    $16,689,000     27,047,756      $0.62
                                        ======================================

                                         For the Six Months Ended June 30, 2001
                                         --------------------------------------
                                              Income         Shares  Per Share
                                         (Numerator)  (Denominator)     Amount
                                         -----------  -------------     ------

Basic EPS
       Net Income ...................    $14,308,000     26,482,006      $0.54
Effect of Dilutive Securities
       Common Stock Equivalent ......             --        391,233      (0.01)
                                        --------------------------------------
Diluted EPS .........................    $14,308,000     26,873,239      $0.53
                                        ======================================

Stock options to purchase 179,475 shares of common stock were outstanding at June 30, 2001, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and therefore, the effect would have been antidilutive.

7. Segment Information

      The following table presents certain operating segment information:

                                                                  (in thousands)
Three months ended                           North
June 30, 2002:                              America      Europe        Asia    Corporate     Consolidated
--------------                              -------      ------        ----    ---------     ------------
Net Sales .............................    $113,677     $31,844      $5,984          $--        $151,505
Operating income ......................      15,182       3,066         175       (3,329)         15,094
Capital Expenditures ..................       1,353       2,378       2,937           --           6,668
Depreciation and Amortization .........       3,903       1,584         289           --           5,776

Three months ended
June 30, 2001:
--------------
Net Sales .............................    $105,038     $27,235      $3,289          $--        $135,562
Operating income ......................      12,464       2,719         227       (2,338)         13,072
Capital Expenditures ..................       3,769         694       1,033           --           5,496
Depreciation and Amortization .........       4,030       1,483         175           --           5,688

Six months ended
June 30, 2002:
--------------
Net Sales .............................    $223,558     $63,215      $8,052          $--        $294,825
Operating income ......................      29,013       6,398         213       (6,288)         29,336
Capital Expenditures ..................       3,413       3,334       5,458           --          12,205
Depreciation and Amortization .........       7,803       3,288         495           --          11,586
Identifiable Assets ...................     385,026     177,901      42,980           --         605,907

Six months ended
June 30, 2001:
--------------
Net Sales .............................    $207,238     $57,775      $6,474          $--        $271,487
Operating income ......................      25,404       5,771         297       (4,581)         26,891
Capital Expenditures ..................       6,605       1,079       1,253           --           8,937
Depreciation and Amortization .........       8,074       3,184         359           --          11,617
Identifiable Assets ...................     337,932     150,613      24,775           --         513,320

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

8. Other Comprehensive Income

      The accumulated balances for the components of the Other Comprehensive Income/(Loss) are:

                                                                          Accumulated
                                              Foreign                        Other
                                              Currency     Cash Flow     Comprehensive
                                            Translation     Hedges       Income/(loss)
                                            -----------     ------       -------------
                                                        (in thousands)

Balance December 31, 2000 ...............    $(19,728)          --         $(19,728)
Change in period ........................      (5,034)         160           (4,874)
                                            ---------------------------------------
Balance March 31, 2001 ..................     (24,762)         160          (24,602)
Change in period ........................      (1,969)        (134)          (2,103)
                                            ---------------------------------------

Balance June 30, 2001 ...................    $(26,731)          26         $(26,705)
                                            =======================================

Balance December 31, 2001 ...............    $(24,281)          --         $(24,281)
Change in period ........................      (1,761)          32           (1,729)
                                            ---------------------------------------
Balance March 31, 2002 ..................     (26,042)          32          (26,010)
Change in period ........................      12,458           68           12,526
                                            ---------------------------------------

Balance June 30, 2002 ...................    $(13,584)         100         $(13,484)
                                            =======================================

      Accumulated other comprehensive income/(loss) in the Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001 consists of cumulative translation adjustments and as of June 30, 2002 changes in the fair value of certain financial instruments which qualify for hedge accounting as required by FAS 133. The Company's total comprehensive income was as follows:

                                                               Three Months Ended June 30,
                                                               ---------------------------
                                                                   2002           2001
                                                                   ----           ----
                                                                      (in thousands)

Net Income .................................................      $8,633         $7,035
Unrealized Gains/(Loss) Derivative Instruments, Net of Tax .          68           (134)
Foreign Currency Translation Adjustments ...................      12,458         (1,969)
                                                               ------------------------
Total Comprehensive Income .................................     $21,159         $4,932
                                                               ========================

                                                                Six Months Ended June 30,
                                                                -------------------------
                                                                   2002           2001
                                                                   ----           ----
                                                                      (in thousands)

Net Income .................................................     $16,689        $14,308
Unrealized Gains Derivative Instruments, Net of Tax ........         100             26
Foreign Currency Translation Adjustments ...................      10,697         (7,003)
                                                               ------------------------
Total Comprehensive Income .................................     $27,486         $7,331
                                                               ========================

9. Acquisitions

      On July 29, 2002 a wholly-owned subsidiary of the Company acquired F&R Foerster and Rothmann GmbH located in Neuenburg am Rhein, Germany, for approximately 2.3 million euro in cash. F&R manufactures and distributes a line of gauges predominately to the French and German OEM markets. F&R's annual revenue, prior to the acquisition, was approximately 4 million euro.

      On July 15, 2002, a wholly-owned subsidiary of the Company acquired ADEV Electronic SA located in Rosieres, France and its closely affiliated distributor, E.K. Eminent A.B. located in Gothenburg, Sweden for approximately
12.9 million euro in cash. ADEV manufactures and distributes electronic systems predominantly to the OEM market. Their product lines include thermostats and controls for heating, ventilation and air conditioning, control systems for hydronic and electric floor warming systems, and controls for other residential applications. Eminent distributes electronic controls, mechanical thermostats and other electric control related products throughout the European Nordic countries. The two companies' combined annual revenue preceding the acquisition was approximately 30 million euro.

      On May 9, 2002, a wholly-owned subsidiary of the Company acquired Hunter Innovations of Sacramento, California for $25 million, of which approximately $10 million was paid in cash at the closing and the balance in interest bearing notes, payable in equal installments over the next four years. Hunter Innovations was founded in 1995 as a technology development company and has developed a line of large backflow prevention devices that represent a significant advance in technology. The improved product features that are important to the backflow prevention markets include lighter weight, more compact design, better flow characteristics, improved serviceability and multiple end-connection and shutoff valve options. Hunter Innovations' sales during the twelve months preceding the acquisition were approximately $1.5 million. Unlike most of our acquisitions, Hunter did not have significant historical revenues or earnings. Nonetheless, the purchase price was based on projected revenues and earnings as utilized in other acquisitions. Our June 30, 2002 Consolidated Balance Sheet contains a preliminary purchase price allocation, consistent with the guidelines in FAS 141. The preliminary allocation for goodwill was approximately $17 million and approximately $13 million was for other amortizable intangibles, which are classified in "Other
Assets: Other" in the Company's Consolidated Balance Sheet as of June 30, 2002. The Company is in the process of obtaining a third party valuation; thus the allocation of the purchase price is subject to change.

      On March 5, 2002, the Company entered into a joint venture with the Yuhuan County Cheng Guan Metal Hose Factory ("Cheng Guan") located in Taizhou, Zhejiang Province of the Peoples Republic of China. Cheng Guan, with annual sales prior to the transaction of approximately $15 million, is a manufacturer of a variety of plumbing products sold both into the Chinese domestic market and export markets. Their product lines were contributed to the joint venture and include hose, hose connectors, multi-layer tubing and stainless steel braided hose. The joint venture is owned 60% by Watts and 40% by our Chinese partner. The Company has invested $7.8 million to obtain this 60% interest. The June 30, 2002 Consolidated Balance Sheet of the Company contains a preliminary purchase price allocation of the joint venture. The preliminary allocation for goodwill was approximately $3 million and approximately $2 million was for other amortizable intangibles, which are classified in "Other Assets: Other" in the Company's Consolidated Balance Sheet as of June 30, 2002.

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

      On June 1, 2001, a wholly-owned subsidiary of the Company acquired Fimet S.r.l. (Fabbrica Italiana Manometri e Terometri) located in Milan, Italy and its wholly-owned subsidiary, MTB AD, which is located in Bulgaria for approximately $6 million in cash. The acquired business manufactures pressure and temperature gauges for use in the HVAC market. Fimet's annualized sales prior to the acquisition were approximately $9 million.

10. Debt Issuance

      On February 28, 2002, the Company entered into a new revolving credit facility with a syndicate of banks (the "Revolving Credit Facility"), which replaced the Company's $100 million (U.S.) facility and its 39,350,000 euro facility. The Revolving Credit Facility provides for borrowings of up to $150 million (U.S.), which includes a $100 million tranche for U.S. dollar borrowings and a $50 million tranche for euro based borrowings and matures in February 2005. Approximately $46 million of borrowings under the Revolving Credit Facility were used to repay amounts outstanding under the prior facilities. The Revolving Credit Facility will be used to support the Company's acquisition program, working capital requirements and for general corporate purposes.

      Outstanding indebtedness under the Revolving Credit Facility bears interest at one of three customary rates plus a margin of 100 basis points, depending on the applicable base rate and the Company's bond rating. The average interest rate for borrowings under the Revolving Credit Facility was approximately 3.6% at June 30, 2002. The Revolving Credit Facility includes operational and financial covenants customary for facilities of this type, including, among others, restrictions on additional indebtedness, liens and investments and maintenance of certain leverage ratios. As of June 30, 2002, the Company was in compliance with all covenants related to the Revolving Credit Facility.

11. Contingencies

      In April 1998, the Company became aware of a complaint that was filed under seal in the State of California alleging violations of the California False Claims Act (the "James Jones case"). The complaint alleges that a former subsidiary of the Company sold products utilized in municipal water systems that failed to meet contractually specified standards and falsely certified that such standards had been met. The complaint further alleges that the municipal entities have suffered tens of millions of dollars in damages as a result of defective products and seeks treble damages, reimbursement of legal costs and penalties. The original complaint has been amended, and the total number of named plaintiffs is 161, 14 of which have intervened to date. In June 2001, the Company and the other defendants reached a proposed settlement with the Los Angeles Department of Water and Power ("LADWP"), one of the plaintiffs in the James Jones case, which was approved by the California Superior Court on October 31, 2001 and by the Los Angeles City Council on December 14, 2001. The other plaintiffs remain, and the Company is vigorously contesting this matter.

      The Company established initial reserves with respect to the James Jones case in the amount of $10,100,000 after tax, which amount was approximately $3,400,000 after tax as of June 30, 2002, and is classified under the item "Accrued expenses and other liabilities" in the Company's Consolidated Balance Sheet as of June 30, 2002. The Company presently believes, on the basis of all available information, that these reserves are adequate to cover the Company's probable and reasonably estimable losses resulting from the James Jones case. However, litigation is inherently uncertain and the Company believes that there exists a reasonable possibility that it may ultimately incur losses in the James Jones case in excess of the amount accrued for that matter. The Company is currently unable to make an estimate of the range of any additional losses. See
Part II, Item 1, Legal Proceedings.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

Recent Developments
-------------------

      On June 20, 2002 the Company announced that Mr. Timothy P. Horne, Chairman and Chief Executive Officer, is planning to retire by the end of this fiscal year ending December 31, 2002. The Board of Directors of the Company commenced a search for Mr. Horne's successor and on August 7, 2002 the Company announced the appointment of its new Chief Executive Officer, Patrick S. O'Keefe, effective immediately. Mr. Horne is also retiring as Chairman of the Board but will remain as a Director. The Board has nominated and elected Mr. Gordon W. Moran as its non-executive Chairman. Mr. Moran has served on the Board since 1990. Mr. O'Keefe has also been elected to the Board.

      On July 29, 2002 a wholly-owned subsidiary of the Company acquired F&R Foerster and Rothmann GmbH located in Neuenburg am Rhein, Germany, for approximately 2.3 million euro in cash. F&R manufactures and distributes a line of gauges predominately to the French and German OEM markets. F&R's annual revenue, prior to the acquisition, was approximately 4 million euro.

      On July 15, 2002, a wholly-owned subsidiary of the Company acquired ADEV Electronic SA located in Rosieres, France and its closely affiliated distributor, E.K. Eminent A.B. located in Gothenburg, Sweden for approximately
12.9 million euro in cash. ADEV manufactures and distributes electronic systems predominantly to the OEM market. Their product lines include thermostats and controls for heating, ventilation and air conditioning, control systems for hydronic and electric floor warming systems, and controls for other residential applications. Eminent distributes electronic controls, mechanical thermostats and other electric control related products throughout the European Nordic countries. The two companies' combined annual revenue preceding the acquisition was approximately 30 million euro.

      On May 9, 2002, a wholly-owned subsidiary of the Company acquired Hunter Innovations of Sacramento, California for $25 million, of which approximately $10 million was paid in cash at the closing and the balance in interest bearing notes, payable in equal installments over the next four years. Hunter Innovations was founded in 1995 as a technology development company and has developed a line of large backflow prevention devices that represent a significant advance in technology. The improved product features that are important to the backflow prevention markets include lighter weight, more compact design, better flow characteristics, improved serviceability and multiple end-connection and shutoff valve options. Hunter Innovations' sales during the twelve months preceding the acquisition were approximately $1.5 million. Unlike most of our acquisitions, Hunter did not have significant historical revenues or earnings. Nonetheless, the purchase price was based on projected revenues and earnings as utilized in other acquisitions. Our June 30, 2002 Consolidated Balance Sheet contains a preliminary purchase price allocation, consistent with the guidelines in FAS 141. The preliminary allocation for goodwill was approximately $17 million and approximately $13 million was for other amortizable intangibles, which are classified in "Other
Assets: Other" in the Company's Consolidated Balance Sheet as of June 30, 2002. The Company is in the process of obtaining a third party valuation; thus the allocation of the purchase price is subject to change.

      On March 5, 2002, the Company entered into a joint venture with the Yuhuan County Cheng Guan Metal Hose Factory ("Cheng Guan") located in Taizhou, Zhejiang Province of the Peoples Republic of China. Cheng Guan, with annual sales prior to the transaction of approximately $15 million, is a manufacturer of a variety of plumbing products sold both into the Chinese domestic market and export markets. Its product lines were contributed to the joint venture and include hose, hose connectors, multi-layer tubing and stainless steel braided hose. The joint venture is owned 60% by us and 40% by our Chinese partner. We have invested $7.8 million to obtain this 60% interest. Our June 30, 2002 Consolidated Balance Sheet contains a preliminary purchase price allocation of the joint venture. The preliminary allocation for goodwill was approximately $3 million and approximately $2 million was for other amortizable intangibles, which are classified in "Other Assets: Other" in the Company's Consolidated Balance Sheet as of June 30, 2002.

      As part of our $18.7 million capital expenditure budget for fiscal 2002, we expect to invest approximately $9.0 million to establish a 100% controlled bronze and brass manufacturing plant in Tianjin, China. We anticipate the plant will be completed at the end of fiscal 2002. As of June 30, 2002, we have spent approximately $3.4 million.

      We are implementing a plan to consolidate several of our manufacturing plants in both North America and Europe. At the same time we are expanding our manufacturing capacity in China. The implementation of this manufacturing restructuring plan began during the fourth quarter of fiscal 2001 and is expected to be completed during fiscal 2002 to insure the quality of our products and minimize any interruption in our delivery of those products to our customers. We recorded pre-tax manufacturing restructuring plan costs of $5.8 million in the fourth quarter of fiscal 2001, $0.8 million in the second quarter of fiscal 2002 and $1.7 million for the six months ended June 30, 2002. We anticipate recording up to an additional $3.0 million pre-tax in 2002 as we continue to implement the program. The manufacturing restructuring plan costs recorded in 2001 and in the first six months of 2002 consist primarily of severance costs, asset write-downs and accelerated depreciation. The severance costs, which have been recorded as restructuring, are for 39 employees in manufacturing and administration groups, 38 of whom have been terminated as of June 30, 2002. Asset write-downs consist primarily of write-offs of inventory related to product lines that we have discontinued as part of this restructuring plan and have recorded in cost of goods sold. Accelerated depreciation is based on the shorter estimated useful lives of certain fixed assets and have been recorded in cost of goods sold. Tax benefits of the costs and asset write-downs are expected to slightly exceed cash outlays to implement this program, which would allow us to complete the restructuring without any net consumption of cash. We currently estimate an annual pre-tax savings of approximately $4.0 million following the completion of the plan.

Results of Operations
---------------------

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001
-----------------------------------------------------------------------------

Net Sales. Net sales for the three months ended June 30, 2002 increased $15,943,000 (11.8%) to $151,505,000 compared to $135,562,000 for the same period in 2001. The increase in net sales is attributable to the following:

                                                                (in thousands)

      Internal Growth ...................................     $1,166        0.9%
      Acquisitions ......................................     11,955        8.8%
      Foreign Exchange ..................................      2,822        2.1%
                                                            --------------------
      Total Change ......................................    $15,943       11.8%
                                                            ====================

      The increase in internal growth of net sales is due to increased unit shipments into the North American do-it-yourself market, partially offset by decreased unit shipments to North American plumbing and heating wholesalers. The growth in net sales from acquired businesses is due to the inclusion of the net sales of Powers Process Controls, acquired on September 28, 2001, Premier Manufactured Systems, acquired on June 13, 2001, Fimet S.r.l., acquired on June 1, 2001 and Cheng Guan, our joint venture, which we established on March 5, 2002. The increase in foreign exchange is due primarily to the euro appreciating against the U.S. dollar compared to the same period in 2001.

      We monitor our net sales in three geographical segments: North America, Europe and Asia. As outlined below, North America, Europe and Asia accounted for 75.0%, 21.0% and 4.0% of net sales, respectively, in the three months ended June 30, 2002, compared to 77.5%, 20.1% and 2.4% of net sales, respectively, in the three months ended June 30, 2001:

                                      June 30, 2002   June 30, 2001    Change
                                      -------------   -------------    ------
                                                     (in thousands)

      North America ................       $113,677        $105,038    $8,639
      Europe .......................         31,844          27,235     4,609
      Asia .........................          5,984           3,289     2,695
                                      ---------------------------------------
      Total ........................       $151,505        $135,562   $15,943
                                      =======================================

      The increase in North America's net sales is due to the Powers Process Controls and Premier acquisitions and increased unit shipments. The increase in Europe's net sales is due to the euro appreciating against the U.S. dollar and by the Fimet acquisition. Sales in the European market on a local currency basis were 6.6% above the comparable prior year period. The increase in Asia's net sales is due to the inclusion of our Cheng Guan joint venture, partially offset by decreased demand in the North American export market.

Gross Profit. Gross profit for the three months ended June 30, 2002 increased $5,883,000 (12.7%) to $52,232,000 from $46,349,000 for the comparable quarter last year and increased as a percentage of net sales to 34.5% from 34.2%. We charged $714,000 of costs associated with our manufacturing restructuring plan to cost of sales. Excluding the manufacturing restructuring plan costs, our gross profit would have increased $6,597,000 and would have increased as a percent of sales to 34.9% from 34.2%. The gross profit increase is primarily attributable to inclusion of the acquired companies. The gross profit percentage increase is primarily due to reduced spending in manufacturing fixed overhead as well as improved efficiencies in manufacturing compared to the comparable quarter last year.

Selling, General and Administrative Expense. Selling, general and administrative expenses for the three months ended June 30, 2002 increased $3,861,000 (11.6%) to $37,138,000 compared to $33,277,000 for the same period in 2001. This increase is attributable to the inclusion of selling, general and administrative expenses of acquired companies, an increase in the cost of product and general liability insurance, the euro appreciating against the U.S. dollar compared to the prior period and start-up costs associated with our regional distribution centers. We adopted FAS 142 "Goodwill and Other Intangible Assets" on January 1, 2002, and accordingly did not record goodwill amortization for the quarter ended June 30, 2002. We recorded goodwill amortization of $772,000 as part of our selling, general and administrative expenses in the quarter ended June 30, 2001.

Operating Income. Operating income for the three months ended June 30, 2002, increased $2,022,000 (15.5%) to $15,094,000 compared to $13,072,000 for the same period in 2001 due to increased gross profit and the cessation of goodwill amortization, partially offset by increased selling, general and administrative expenses. The manufacturing restructuring plan costs reduced operating income by $714,000.

      Our operating income by segment for the three months ended June 30, 2002, and 2001 was as follows:

                                  June 30, 2002   June 30, 2001      Change
                                  -------------   -------------      ------
                                                 (in thousands)

      North America ............        $15,182         $12,464      $2,718
      Europe ...................          3,066           2,719         347
      Asia .....................            175             227         (52)
      Corporate ................         (3,329)         (2,338)       (991)
                                  -----------------------------------------
      Total ....................        $15,094         $13,072      $2,022
                                  =========================================

      The increase in North America is due to increased gross profit, primarily due to the inclusion of operating earnings of acquired companies. The increase in Europe is due to the inclusion of the operating earnings of Fimet, which was acquired in June 2001, and by the euro appreciating against the U.S. dollar compared to the prior period. Corporate expenses are primarily for compensation expense, professional fees, including legal and audit expenses, product liability and general liability insurances. The increase in corporate expenses is primarily due to increased premiums for product liability and general liability insurance.

Interest Expense. Interest expense decreased $92,000 in the quarter ended June 30, 2002 to $2,299,000 compared to $2,391,000 for the same period in 2001, primarily due to lower interest rates on variable rate indebtedness partially offset by increased indebtedness incurred to fund acquisitions. On September 1, 2001, we entered into an interest rate swap on our $75,000,000 8 3/8% notes. The swap converted the interest from fixed to floating and reduced our interest expense by $475,000 in the quarter ended June 30, 2002.

Income Taxes. Our effective tax rate for continuing operations increased to 35.1% from 34.7% for the three months ended June 30, 2002 and 2001, respectively. The increase is primarily attributable to the increased earnings in the North American segment, which has a higher tax rate than our other segments, partially offset by the elimination of goodwill which was not tax deductible.

Net Income From Continuing Operations. Net income for the three months ended June 30, 2002 increased $1,598,000 (22.7%) to $8,633,000, or $0.32 per common share, compared to $7,035,000, or $0.26 per common share, for the three months ended June 30, 2001 on a diluted basis.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001
-------------------------------------------------------------------------

Net Sales. Net sales for the six months ended June 30, 2002 increased $23,338,000 (8.6%) to $294,825,000 compared to $271,487,000 for the same period in 2001. The increase in net sales is attributable to the following:

                                                              (in thousands)

      Internal Growth .............................         $592          0.2%
      Acquisitions ................................       21,261          7.8%
      Foreign Exchange ............................        1,485          0.6%
                                                         ---------------------
      Total Change ................................      $23,338          8.6%
                                                         =====================

      The growth in net sales from acquired businesses is due to the inclusion of the net sales of Powers Process Controls, acquired on September 28, 2001, Premier Manufactured Systems, acquired on June 13, 2001, Fimet S.r.l., acquired on June 1, 2001 and Cheng Guan, our joint venture, which we established on March 5, 2002. The increase in foreign exchange is due primarily to the euro appreciating against the U.S. dollar compared to the same period in 2001.

      We monitor our net sales in three geographical segments: North America, Europe and Asia. As outlined below, North America, Europe and Asia accounted for 75.8%, 21.5% and 2.7% of net sales, respectively, in the six months ended June 30, 2002, compared to 76.3%, 21.3% and 2.4% of net sales, respectively, in the six months ended June 30, 2001:

                                   June 30, 2002     June 30, 2001        Change
                                   -------------     -------------        ------
                                                      (in thousands)

      North America ............        $223,558          $207,238       $16,320
      Europe ...................          63,215            57,775         5,440
      Asia .....................           8,052             6,474         1,578
                                   ---------------------------------------------
      Total ....................        $294,825          $271,487       $23,338
                                   =============================================

      The increase in North America's net sales is due to the Powers Process Controls and Premier acquisitions. The increase in Europe's net sales is due to the Fimet acquisition and the euro appreciating against the U.S. dollar. Sales in the European market on a local currency basis were 6.2% above the comparable prior year period. The increase in Asia's net sales is due to the inclusion of our Cheng Guan joint venture partially offset by reduced demand in the North American export market.

Gross Profit. Gross profit for the six months ended June 30, 2002 increased $8,698,000 (9.4%) to $101,711,000 from $93,013,000 for the comparable period last year and increased as a percentage of net sales to 34.5% from 34.3%. We charged $1,561,000 of costs associated with our manufacturing restructuring plan to cost of sales. Excluding the manufacturing restructuring plan costs, our gross profit would have increased $10,259,000 and would have increased as a percent of sales to 35.0% from 34.3%. The gross profit increase is primarily attributable to the inclusion of acquired companies. The gross profit percentage increase is primarily attributable to reduced spending in manufacturing fixed overhead as well as improved efficiencies in manufacturing compared to the comparable period last year.

Selling, General and Administrative Expense. Selling, general and administrative expenses for the six months ended June 30, 2002 increased $6,243,000 (9.4%) to $72,365,000 compared to $66,122,000 for the same period in 2001. This increase is attributable to the inclusion of selling, general and administrative expenses of acquired companies, an increase in the cost of product and general liability insurance and start-up costs associated with our regional distribution centers. We adopted FAS 142 "Goodwill and Other Intangible Assets" on January 1, 2002 and accordingly did not record goodwill amortization for the first six months of 2002. We recorded goodwill amortization of $1,535,000 as part of our selling, general and administrative expenses for the six months ended June 30, 2001.

Operating Income. Operating income for the six months ended June 30, 2002, increased $2,445,000 (9.1%) to $29,336,000 compared to $26,891,000 for the same period in 2001 due to increased gross profit and the cessation of goodwill amortization, partially offset by increased selling, general and administrative expenses. The manufacturing restructuring plan costs reduced operating income by $1,571,000.

      Our operating income by segment for the six months ended June 30, 2002, and 2001, were as follows:

                                        June 30, 2002  June 30, 2001     Change
                                        -------------  -------------     ------
                                                     (in thousands)

      North America ..................        $29,013        $25,404     $3,609
      Europe .........................          6,398          5,771        627
      Asia ...........................            213            297        (84)
      Corporate ......................         (6,288)        (4,581)    (1,707)
                                        ---------------------------------------
      Total ..........................        $29,336        $26,891     $2,445
                                        =======================================

      The increase in North America is due to increased gross profit, primarily due to the inclusion of operating earnings of acquired companies. The increase in Europe is due to the inclusion of the operating earnings of Fimet, which was acquired in June 2001 and by the euro appreciating against the U.S. dollar compared to the prior year. Corporate expenses are primarily for compensation expense, professional fees, including legal and audit expenses, product liability and general liability insurances. The increase in corporate expenses is primarily due to increased premiums for product liability and general liability insurance.

Interest Expense. Interest expense decreased $679,000 in the six months ended June 30, 2002 to $4,129,000 compared to $4,808,000 for the same period in 2001, primarily due to lower interest rates on variable rate indebtedness, partially offset by increased indebtedness incurred to fund acquisitions. On September 1, 2001, we entered into an interest rate swap on our $75,000,000 8 3/8% notes. The swap converted the interest from fixed to floating and reduced our interest expense by $991,000 for the six months ended June 30, 2002.

Income Taxes. Our effective tax rate for continuing operations decreased to 35.0% from 35.2% for the six months ended June 30, 2002 and 2001, respectively. The decrease is primarily attributable to the elimination of goodwill amortization which was not tax deductible, partially offset by the increased earnings in the North American segment, which has a higher tax rate than our other segments.

Net Income From Continuing Operations. Net income for the six months ended June 30, 2002 increased $2,381,000 (16.6%) to $16,689,000, or $0.62 per common share, compared to $14,308,000, or $0.53 per common share, for the six months ended June 30, 2001 on a diluted basis.

Liquidity and Capital Resources
-------------------------------

      During the six month period ended June 30, 2002, we provided $2,200,000 of cash flow from continuing operations. We spent $12,205,000 on capital equipment for the six months ended June 30, 2002. Capital expenditures were primarily for manufacturing machinery and equipment as part of our commitment to continuously improve our manufacturing capabilities. Our net capital expenditure budget for the twelve months ending December 31, 2002 is $18,700,000 which includes the proceeds from the sale of two of our facilities that were closed as part of our manufacturing restructuring plan. The largest component of this budget is the establishment of a 100% controlled bronze and brass manufacturing plant in Tianjin, China, for an estimated cost of $9,000,000, of which approximately $3,400,000 was invested in the six months period ended June 30, 2002. In addition, during the six months period ended June 30, 2002 we invested approximately $5,000,000 to establish our joint venture in China and $10,000,000 to acquire Hunter Innovations.

      We had negative free cash flow of $13,210,000 (defined as net cash provided by continuing operations minus capital expenditures and dividends) during the six months ended June 30, 2002 versus positive free cash flow of $5,527,000 in the comparable prior year period. The decrease in free cash flow is attributable to a decrease in cash provided by operations and increased capital spending compared to the first half of fiscal 2001. The decrease in cash provided from operations is primarily due to an increase in accounts receivable between June 30, 2002 and December 31, 2001. This increase in accounts receivable is due to increased sales volume, a change in industry-wide payment terms from our largest customer while remaining within normal industry standards, and the addition of receivables from our Cheng Guan joint venture established in March 2002.

      On February 28, 2002, we entered into a new revolving credit facility with a syndicate of banks (the "Revolving Credit Facility"), which replaced our $100.0 million (U.S.) facility and our 39.4 million euro facility. The Revolving Credit Facility provides for borrowings of up to $150.0 million (U.S.), which includes a $100.0 million tranche for U.S. dollar borrowings and a $50.0 million tranche for euro-based borrowings and matures in February 2005. Approximately $46.0 million of borrowings under the Revolving Credit Facility were used to repay amounts outstanding under the prior facilities. The Revolving Credit Facility will be used to support our acquisition program, working capital requirements and for general corporate purposes. As of June 30, 2002, long-term debt included $68.9 million outstanding on the Revolving Credit Facility for both U.S. dollar and euro-based borrowings.

      Outstanding indebtedness under the Revolving Credit Facility bears interest at one of three customary rates plus a margin of 100 basis points, depending on the applicable base rate and our bond rating. The average interest rate for borrowings under the Revolving Credit Facility was approximately 3.6% at June 30, 2002. The Revolving Credit Facility includes operational and financial covenants customary for facilities of this type, including, among others, restrictions on additional indebtedness, liens and investments and maintenance of certain leverage ratios. As of June 30, 2002, we were in compliance with all covenants related to the Revolving Credit Facility.

      Working capital (defined as current assets less current liabilities) as of June 30, 2002 was $168.7 million compared to $142.6 million as of December 31, 2001. This increase is primarily due to the increase in accounts receivable. The ratio of current assets to current liabilities was 2.4 to 1 as of June 30, 2002 compared to 2.3 to 1 as of December 31, 2001. Cash and cash equivalents were $10.3 million as of June 30, 2002 compared to $12.0 million as of December 31, 2001. The increase in long-term debt to $163.3 million as of June 30, 2002 from $123.2 million as of December 31, 2001 was due to the increase in working capital, debt incurred to fund capital expenditures, the establishment of the Cheng Guan joint venture and the acquisition of Hunter Innovations. Debt as a percentage of total capital employed (defined as short-term and long-term debt as a percentage of the sum of short-term and long-term debt plus stockholders' equity) was 38.4% as of June 30, 2002 compared to 33.7% as of December 31, 2001.

      We anticipate that available funds from current operations and other sources of liquidity will be sufficient to meet current operating requirements and anticipated capital expenditures for at least the next 24 months. However, we may have to consider external sources of financing for any large future acquisitions.

      Our long-term financial obligations are presented in the following table:

                                                                          Less than                            After
                                                              Total        1 year    1-3 years   4-5 years    5 years
                                                              -----        ------    ---------   ---------    -------
                                                                                 (in thousands)

Long-term debt, including current maturities (b) .......     $171,932      $8,614    $157,416      $4,735      $1,167
Operating leases .......................................        1,859         602       1,106         151          --
                                                         ------------------------------------------------------------
Total ..................................................     $173,791      $9,216    $158,522      $4,886      $1,167
                                                         ============================================================

      (b) as recognized in the consolidated balance sheet

      Letters of credit are purchased guarantees that ensure our performance or payment to third parties in accordance with specified terms and conditions. Amounts outstanding were approximately $18,816,000 as of June 30, 2002 and $17,768,000 as of June 30, 2001. These instruments may exist or expire without being drawn down. Therefore, they do not necessarily represent future cash flows.

      Certain of our loan agreements contain covenants that require, among other items, the maintenance of certain financial ratios and limit our ability to enter into secured borrowing arrangements.

      We from time to time are involved with environmental proceedings and other legal proceedings and incur costs on an ongoing basis related to these matters. We have not incurred material costs in fiscal 2002 in connection with any of these matters. During the first six months of 2002, we disbursed approximately $3.0 million after-tax for defense and settlement costs related to the James Jones case and this amount is recorded as discontinued operations in our consolidated statement of cash flows. See Part II, Item 1, Legal Proceedings.

Critical Accounting Policies and Key Estimates
----------------------------------------------

      Our management considers the following accounting policies and key estimates as being critical in reporting our financial position and results of operations.

      o The proper application of revenue recognition criteria requires certain judgments and estimates, including the assessment of credit risk and sales return rates. Our management has used its best estimates based on historic trends to establish these reserves.

      o The valuation of inventory includes forecasted demand and anticipated market pricing for our products.

      o Contingencies and environmental remediation costs include estimates for clean-up costs which could be paid over several years. Estimates are based on management and legal counsel's best estimates of ultimate liability.

      o Product liability costs are estimated utilizing historic trends, considering known insurance recoveries.

      o In accounting for costs relating to the manufacturing restructuring plan, certain estimates have been made in measuring the cost of the plan and the impact on operations, including the estimated timing of facility closures.

      Our management believes that the estimates and assessments inherent in the application of these accounting policies have been applied on a reasonable basis. Actual results could differ from these estimates and assumptions, which could impact our financial position and results of operations.

New Accounting Standards
------------------------

      In August 2001, the FASB issued Financial Accounting Standards Board Statement No. 143, "Accounting for Asset Retirement Obligations" ("FAS 143") which requires companies to record the fair value of an asset retirement obligation as a liability in the period it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The company must also record a corresponding increase in the carrying value of the related long-lived asset and depreciate that cost over the remaining useful life of the asset. The liability must be increased each period for the passage of time with the offset recorded as an operating expense. The liability must also be adjusted for changes in the estimated future cash flows underlying the initial fair value measurement. Companies must also recognize a gain or loss on the settlement of the liability. The provisions of FAS 143 are effective for fiscal years beginning after June 15, 2002. At the date of the adoption of FAS 143, companies are required to recognize a liability for all existing asset retirement obligations and the associated asset retirement costs. We are currently evaluating the effect that the adoption of FAS 143 will have on our results of operations and our financial position.

      Effective January 1, 2002, the Company also adopted FAS 144 which addresses the accounting and reporting for the impairment or disposal of long-lived assets. FAS 144 supercedes Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121") but retains many of the fundamental provisions of FAS 121. FAS 144 also supercedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30") for the disposal of a segment of a business. However, FAS 144 retains the requirements of APB 30 to report discontinued operations separately and extends that reporting requirement to components of an entity that has either been disposed of or is classified as held for sale. FAS 144 excludes goodwill and other intangibles that are not amortized from its scope. For assets to be held and used, FAS 144 addresses the recoverability of an asset or group of assets, clarifies how an impairment loss should be allocated, and creates a requirement to use a fair value if market prices are not available and uncertainties exist about the timing and amount of cash flows. For long-lived assets to be disposed of by sale, FAS 144 establishes the criteria to be met to qualify for this classification, defines the timing of when the related sale must be consummated, eliminates the net realizable value measurement approach for segments of a business and certain acquired assets in a business combination, and defines costs to sell the asset. FAS 144 was effective for fiscal years beginning after December 15, 2001 and was not material to our consolidated financial statements.

      In April 2002, FAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," was issued. FAS 145 rescinds FAS 4 and FAS 64 related to classification of gains and losses on debt extinguishment such that most debt extinguishment gains and losses will no longer be classified as extraordinary. FAS 145 also amends FAS 13 with respect to sales-leaseback transactions. The Company adopted the provisions of FAS 145 effective April 1, 2002, and was not material to our consolidated financial statements.

      In July 2002, the FASB issued FAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The principal difference between this Statement and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized as the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002.

Quantitative and Qualitative Disclosures about Market Risks
-----------------------------------------------------------

      We use derivative financial instruments primarily to reduce our exposure to adverse fluctuations in foreign exchange rates, interest rates and prices of certain raw materials used in the manufacturing process. We do not enter into derivative financial instruments for trading purposes. As a matter of policy, all derivative positions are used to reduce risk by hedging underlying economic exposure. The derivatives we use are instruments with liquid markets.

      Our consolidated earnings, which are reported in U.S. dollars, are subject to translation risks due to changes in foreign currency exchange rates. However, our overall exposure to such fluctuations is reduced by the diversity of our foreign operating locations which encompass a number of different European locations, Canada and China.

      Our foreign subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials and are denominated in European currencies or the U.S. or Canadian dollar. We use foreign currency forward exchange contracts to manage the risk related to intercompany purchases that occur during the course of a fiscal year and certain open foreign currency denominated commitments to sell products to third parties.

      We have historically had a very low exposure to changes in interest rates. Interest rate swaps are used to mitigate the impact of interest rate fluctuations on certain variable rate debt instruments. However, our senior notes and our U.S. revolving line of credit are subject to the impact of changes in interest rates.

      We purchase significant amounts of bronze ingot, brass rod and cast iron which are utilized in manufacturing our many product lines. Our operating results can be adversely affected by changes in commodity prices if we are unable to pass on related price increases to our customers. We manage this risk by monitoring related market prices, working with our suppliers to achieve the maximum level of stability in their costs and related pricing, seeking alternative supply sources when necessary and passing increases in commodity costs to our customers, to the maximum extent possible, when they occur. Additionally, on a limited basis, we use commodity futures contracts to manage this risk.

Certain Factors Affecting Future Results
----------------------------------------

      This report includes statements which are not historical facts and are considered forward looking within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements reflect the Company's current views about future results of operation and other forward looking information and may be identified by their use of words like "plan", "believe", "expect", "will", "anticipate", "estimate" and other words of similar meaning. You should not rely on forward looking statements, because the Company's actual results may differ materially from those indicated by these forward looking statements as a result of a number of important factors. These factors include, but are not limited to, the following: loss of market share through competition, introduction of competing products by other companies, pressure on prices from competitors, suppliers, and/or customers, failure or delay in developing new products, lack of acceptance of new products, failure to manufacture products that meet required performance and safety standards, foreign exchange fluctuations, cyclicality of industries, such as plumbing and heating wholesalers and home improvements retailers, in which the Company markets certain of its products, reductions in the supply of raw materials, increases in the prices of raw materials, economic factors, such as the levels of housing starts and remodeling, impacting the markets where the Company's products are sold, manufactured, or marketed, environmental compliance costs, product liability risks, the results and timing of the Company's manufacturing restructuring plan, changes in the status or current litigation, including the James Jones case, and other risks and uncertainties discussed under "Managements Discussion and Analysis of Financial Condition and Results of Operation - Certain Factors Affecting Future Results" in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities Exchange Commission and other reports Watts files from time to time with the Securities and Exchange Commission.

Part II
-------

Item l. Legal Proceedings
        -----------------

      We are subject to a variety of potential liabilities connected with our business operations, including potential liabilities and expenses associated with possible product defects or failures and compliance with environmental laws. We maintain product liability and other insurance coverage, which we believe to be generally in accordance with industry practices. Nonetheless, such insurance coverage may not be adequate to protect us fully against substantial damage claims which may arise from product defects and failures.

James Jones Litigation
----------------------

      On June 25, 1997, Nora Armenta (the "Relator") sued James Jones Company, Watts Industries, which formerly owned James Jones, Mueller Co. and Tyco International (U.S.) in the California Superior Court for Los Angeles County with a complaint that sought tens of millions of dollars in damages. By this complaint and an amended complaint filed on November 4, 1998 ("First Amended Complaint"), Armenta, a former employee of James Jones, sued on behalf of 34 municipalities as a qui tam plaintiff under the California False Claims Act (the "Armenta case"). Late in 1998, the Los Angeles Department of Water and Power ("LADWP") intervened. In December 2000, the court allowed the Relator to file a Second Amended Complaint, which added a number of new cities and water districts as plaintiffs and brought the total number of plaintiffs to 161. On June 3, 2002, the California Superior Court excluded 47 cities from this total of 161, and the Relator has sought appellate review of this order. To date, 14 of the total number of plaintiffs have intervened.

      The First Amended Complaint alleges that our former subsidiary (James Jones Company) sold products that did not meet contractually specified standards used by the named municipalities for their water systems and falsely certified that such standards had been met. The Relator claims that these municipalities were damaged by their purchase of these products and seeks treble damages, legal costs, attorneys' fees and civil penalties under the False Claims Act.

      The LADWP's intervention, filed on December 9, 1998, adopted the First Amended Complaint and added claims for breach of contract, fraud and deceit, negligent misrepresentation and unjust enrichment. The LADWP also sought past and future reimbursement costs, punitive damages, contract difference in value damages, treble damages, civil penalties under the False Claims Act and costs of the suit.

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

      In addition, bronze that does not contain more than 8% lead, like "81 bronze, is approved for municipal and home plumbing systems by municipalities and national and local codes and the Federal Environmental Protection Agency defines metal for pipe fittings with no more than 8% lead as "lead free" under
Section 1417 of the Federal Safe Drinking Water Act.

      In June 2001, our company and the other defendants reached a proposed settlement with the LADWP, one of the plaintiffs, which was approved by the California Superior Court on October 31, 2001 and by the Los Angeles City Council on December 14, 2001.

      On February 14, 2001, we filed a complaint in the California Superior Court against our insurers for coverage of the claims in the Armenta case. The James Jones Company filed a similar complaint and on October 30, 2001 the California Superior Court ruled that Zurich American Insurance Company must pay all reasonable defense costs incurred by us in the James Jones case since April 23, 1998 as well as our future defense costs in this case until its final resolution. Zurich appealed the October 30, 2001 ruling, and on March 7, 2002, the California Court of Appeal granted our motion to dismiss Zurich's appeal of this Superior Court ruling. After the trial court's resolution of the coverage case, Zurich can then appeal this ruling. Zurich is also seeking an order from the federal court in Chicago, Illinois to compel arbitration of this insurance coverage dispute. We are currently unable to predict the outcome of the litigation relating to insurance coverage. We intend to continue to contest vigorously the James Jones case and its related litigation.

      The plaintiff seeks three times an unspecified amount of actual damages and alleges that the municipalities have suffered hundreds of millions of dollars in damages. The plaintiff also seeks civil penalties of $10,000 for each false claim and alleges that defendants are responsible for tens of thousands of false claims. We settled with the City of Los Angeles, by far the most significant city, for $5.7 million plus the Relator's statutory share and attorneys' fees. Co-defendants will contribute $2 million toward this settlement. The court has required the plaintiff to select cities with the strongest claims to be tried first. After we settled with the City of Los Angeles, the plaintiff made an offer to settle the balance of this case for $121.9 million, which we have rejected. We have a reserve in the amount of $3.4 million after-tax with respect to the James Jones case in our consolidated balance sheet as of June 30, 2002. We believe, on the basis of all available information, that this reserve is adequate to cover our probable and reasonably estimable losses resulting from the James Jones case. However, litigation is inherently uncertain, and we believe that there exists a reasonable possibility that we may ultimately incur losses in the James Jones case in excess of the amount accrued. We are currently unable to make an estimate of the range of any additional losses.

Environmental
-------------

      Our foundry and other operations, including our storage and disposal of solid and hazardous wastes, are subject to various foreign, federal, state and local laws and regulations relating to environmental matters. Compliance with these laws and regulations requires us to incur expenses and monitor our operations on an ongoing basis.

      We are currently a party to or otherwise involved in various administrative or legal proceedings under federal, state or local environmental laws or regulations involving a limited number of our sites or third party disposal sites. In addition, there may be soil or groundwater contamination at current or previously owned or operated properties or at third party sites to which our waste is sent for disposal. Based on facts presently known to us, we do not believe that the outcome of these environmental proceedings or other matters will have a material adverse effect on our liquidity, financial condition or results of operations. Given the nature, history and scope of our manufacturing operations, however, and given that there may be future changes to laws or the enforcement thereof, there can be no assurance that we will not become subject to other environmental proceedings or liabilities in the future which may be material to us.

Other Litigation
----------------

      Other lawsuits and proceedings or claims, arising from the ordinary course of operations, are also pending or threatened against us and our subsidiaries. Based on the facts currently known to us, we do not believe that the ultimate outcome of these other litigation matters will have a material adverse effect on our financial condition or results of operation.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

(a)   The Annual Meeting of Stockholders of the Company was held on April 23,
      2002.

(b) The results of the voting on the proposals considered at the Annual Meeting of Stockholders were as follows:

      1. Election of Directors
         ---------------------

      Timothy P. Horne, Kenneth J. McAvoy, Gordon W. Moran, Daniel J. Murphy, III and Roger A. Young were each elected as a Director of the Company for a term expiring at the next Annual Meeting of Stockholders.

      The voting results were as follows:

      Mr. T. Horne            100,506,687 votes FOR     1,044,243 votes WITHHELD
      Mr. K. McAvoy           101,396,852 votes FOR       154,078 votes WITHHELD
      Mr. G. Moran            101,475,056 votes FOR        75,874 votes WITHHELD
      Mr. D. Murphy           101,475,056 votes FOR        75,874 votes WITHHELD
      Mr. R. Young            101,475,656 votes FOR        75,274 votes WITHHELD

      2. Ratification of Independent Auditors
         ------------------------------------

      The selection of KPMG LLP as the independent auditors of the Company for the current fiscal year was ratified and the voting results were as follows:

      101,379,063 votes FOR   164,089 votes WITHHELD       7,778 votes ABSTAINED

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

(a)   The exhibits are furnished elsewhere in this report.

(b)   Reports filed on Form 8-K during the Quarter ended June 30, 2002.

The Company did not file any reports on Form 8-K with the Securities and Exchange Commission during the quarter ending June 30, 2002.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      WATTS INDUSTRIES, INC.


Date: August 9, 2002                  By: /s/ Patrick S. O'Keefe
      --------------                      ----------------------
                                          Patrick S. O'Keefe
                                          Chief Executive Officer


Date: August 9, 2002                  By: /s/ William C. McCartney
      --------------                      ------------------------
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

                                  EXHIBIT INDEX
                                  -------------

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.   Description
-----------   -----------

3.1           Restated Certificate of Incorporation, as amended. (1)

3.2           Amended and Restated By-Laws, as amended May 11, 1999 (2)

10.1 Promissory Note dated as of May 9, 2002 issued by Watts Regulator Company and Watts Industries, Inc. as borrowers. (3)

11            Computation of Earnings per Share (4)

              (1) Incorporated by reference to the relevant exhibit to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 1995.

              (2) Incorporated by reference to the relevant exhibit to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999.

              (3) This Note is substantially similar in all material respects to all other Notes issued to the shareholders of Hunter Innovations, Inc.

              (4) Incorporated by reference to the Notes to Consolidated Financial Statements, Note 6, of this Report.