Form 10-Q
period 2002-09-30
WATTS INDUSTRIES INC
filed 2002-11-12
CIK 795403

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2002
                                               ------------------

                                       or

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                              Outstanding at October 31, 2002
           -----                              -------------------------------

Class A Common, $.10 par value                          18,868,388

Class B Common, $.10 par value                           8,185,224

                     WATTS INDUSTRIES, INC. AND SUBSIDIARIES
                     ---------------------------------------

                                      INDEX
                                      -----

Part I.  Financial Information                                            Page #
         ---------------------                                            ------

      Item  1. Financial Statements
               --------------------
               Consolidated Balance Sheets at September 30, 2002
               (unaudited) and December 31, 2001                               3

               Consolidated Statements of Income for the Three Months
               Ended September 30, 2002 and 2001 (unaudited)                   4

               Consolidated Statements of Income for the Nine Months
               Ended September 30, 2002 and 2001 (unaudited)                   5

               Consolidated Statements of Cash Flows for the Nine Months
               Ended September 30, 2002 and 2001 (unaudited)                   6

               Notes to Consolidated Financial Statements                   7-16

      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         17-25

      Item 3.  Quantitative and Qualitative Disclosures about Market Risk  25-26

      Item 4.  Controls and Procedures                                        26

Part II. Other Information
         -----------------

      Item 1.  Legal Proceedings                                           27-28

      Item 6.  Exhibits and Reports on Form 8-K                               29

      Signatures                                                              30

      Certifications                                                       31-32

      Exhibit Index                                                           33

                          PART I. FINANCIAL INFORMATION
                                  ---------------------

                          ITEM 1. FINANCIAL STATEMENTS
                                  --------------------

                     WATTS INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (Thousands, except share amounts)

                                                                              (Unaudited)
                                                                               Sept. 30,    Dec. 31,
                                                                                 2002         2001
                                                                              ---------    ---------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents ............................................   $  16,117    $  11,997
     Trade accounts receivable, less allowance for doubtful accounts of
        $7,008 at September 30, 2002 and $6,070 at December 31, 2001 ......     130,289       95,498
     Inventories:
        Raw materials .....................................................      39,624       34,276
        Work in process ...................................................      16,171       13,032
        Finished goods ....................................................      74,149       68,556
                                                                              ---------    ---------
           Total Inventories ..............................................     129,944      115,864
     Prepaid expenses and other assets ....................................       9,204        7,087
     Deferred income taxes ................................................      26,428       25,329
     Net assets held for sale .............................................       2,293          349
                                                                              ---------    ---------
        Total Current Assets ..............................................     314,275      256,124
                                                                              ---------    ---------
PROPERTY, PLANT AND EQUIPMENT:
     Property, plant and equipment, at cost ...............................     241,792      218,235
     Accumulated depreciation .............................................    (107,670)     (89,629)
                                                                              ---------    ---------
        Property, plant and equipment, net ................................     134,122      128,606
                                                                              ---------    ---------
OTHER ASSETS:
     Goodwill, net of accumulated amortization of $17,885 at
        September 30, 2002 and at December 31, 2001 .......................     158,117      124,544
     Other ................................................................      24,908       11,196
                                                                              ---------    ---------
TOTAL ASSETS ..............................................................   $ 631,422    $ 520,470
                                                                              =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable .....................................................   $  55,021    $  42,873
     Accrued expenses and other liabilities ...............................      67,243       55,930
     Accrued compensation and benefits ....................................      14,978       11,033
     Current portion of long-term debt ....................................       9,211        3,693
                                                                              ---------    ---------
        Total Current Liabilities .........................................     146,453      113,529
                                                                              ---------    ---------
LONG-TERM DEBT, NET OF CURRENT PORTION ....................................     159,978      123,212
DEFERRED INCOME TAXES .....................................................      20,235       15,692
OTHER NONCURRENT LIABILITIES ..............................................      11,753       11,414
MINORITY INTEREST .........................................................      10,614        7,309

STOCKHOLDERS' EQUITY:
     Preferred Stock, $.10 par value; 5,000,000 shares authorized;
        no shares issued or outstanding ...................................          --           --
     Class A Common Stock, $.10 par value; 80,000,000 shares authorized;
        1 vote per share; issued and outstanding: 18,578,408 shares at
        September 30, 2002 and 17,776,509 shares at December 31, 2001 .....       1,858        1,778
     Class B Common Stock, $.10 par value; 25,000,000 shares authorized;
        10 votes per share; issued and outstanding: 8,185,224 shares at
        September 30, 2002 and 8,735,224 shares at December 31, 2001 ......         819          874
     Additional paid-in capital ...........................................      40,716       37,182
     Retained earnings ....................................................     254,363      233,761
     Accumulated other comprehensive income/(loss) ........................     (15,367)     (24,281)
                                                                              ---------    ---------
        Total Stockholders' Equity ........................................     282,389      249,314
                                                                              ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ................................   $ 631,422    $ 520,470
                                                                              =========    =========

See accompanying notes to consolidated financial statements.

                     WATTS INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (Thousands, except per share amounts)
                                   (Unaudited)

                                                          Three Months Ended
                                                       ------------------------
                                                       Sept. 30,       Sept. 30,
                                                          2002           2001
                                                       ---------      ---------
Net sales ........................................     $ 159,811      $ 138,009
Cost of goods sold ...............................       106,304         91,066
                                                       ---------      ---------
     GROSS PROFIT ................................        53,507         46,943
Selling, general & administrative expenses .......        37,532         32,511
Restructuring ....................................           208             --
                                                       ---------      ---------
     OPERATING INCOME ............................        15,767         14,432
                                                       ---------      ---------
Other (income) expense:
     Interest income .............................          (122)          (264)
     Interest expense ............................         2,447          2,587
     Other, net ..................................           (39)           269
     Minority interest ...........................           156             59
                                                       ---------      ---------
                                                           2,442          2,651
                                                       ---------      ---------
     INCOME BEFORE INCOME TAXES ..................        13,325         11,781
Provision for income taxes .......................         4,552          3,972
                                                       ---------      ---------
     NET INCOME ..................................     $   8,773      $   7,809
                                                       =========      =========

BASIC EARNINGS PER SHARE
     NET INCOME ..................................     $     .33      $     .29
                                                       =========      =========
Weighted average number of shares ................        26,717         26,527
                                                       =========      =========

DILUTED EARNINGS PER SHARE
     NET INCOME ..................................     $     .32      $     .29
                                                       =========      =========
Weighted average number of shares ................        27,249         26,838
                                                       =========      =========

      Dividends per common share .................     $     .06      $     .06
                                                       =========      =========

See accompanying notes to consolidated financial statements.

                     WATTS INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (Thousands, except per share amounts)
                                   (Unaudited)

                                                           Nine Months Ended
                                                       ------------------------
                                                       Sept. 30,       Sept. 30,
                                                         2002            2001
                                                       ---------      ---------
Net sales ........................................     $ 454,636      $ 409,496
Cost of goods sold ...............................       299,418        269,540
                                                       ---------      ---------
     GROSS PROFIT ................................       155,218        139,956
Selling, general & administrative expenses .......       109,897         98,633
Restructuring ....................................           218             --
                                                       ---------      ---------
     OPERATING INCOME ............................        45,103         41,323
                                                       ---------      ---------
Other (income) expense:
     Interest income .............................          (578)          (518)
     Interest expense ............................         6,576          7,395
     Other, net ..................................          (164)           425
     Minority interest ...........................           262            176
                                                       ---------      ---------
                                                           6,096          7,478
                                                       ---------      ---------
     INCOME BEFORE INCOME TAXES ..................        39,007         33,845
Provision for income taxes .......................        13,545         11,728
                                                       ---------      ---------
     NET INCOME ..................................     $  25,462      $  22,117
                                                       =========      =========

BASIC EARNINGS PER SHARE
     NET INCOME ..................................     $     .96      $     .83
                                                       =========      =========
Weighted average number of shares ................        26,630         26,497
                                                       =========      =========

DILUTED EARNINGS PER SHARE
     NET INCOME ..................................     $     .94      $     .82
                                                       =========      =========
Weighted average number of shares ................        27,112         26,850
                                                       =========      =========

      Dividends per common share .................     $     .18      $     .18
                                                       =========      =========

See accompanying notes to consolidated financial statements.

                    WATTS INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Thousands)
                                   (Unaudited)

                                                                          Nine Months Ended
                                                                         --------------------
                                                                         Sept. 30,   Sept. 30,
                                                                           2002        2001
                                                                         --------    --------
OPERATING ACTIVITIES
     Net income ......................................................   $ 25,462    $ 22,117
     Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation .................................................     17,104      14,720
        Amortization .................................................        327       2,676
        Deferred income taxes ........................................        296          --
        Gain/loss on disposal of assets ..............................        (88)         32
        Equity in undistributed earnings (loss) of affiliates ........       (105)         13
        Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
           Accounts receivable .......................................    (23,788)      2,756
           Inventories ...............................................     (2,093)        403
           Prepaid  expenses and other assets ........................     (1,184)       (860)
           Accounts payable, accrued expenses and other liabilities ..      5,801      (8,413)
                                                                         --------    --------
     Net cash provided by operating activities .......................     21,732      33,444
                                                                         --------    --------
INVESTING ACTIVITIES
     Additions to property, plant and equipment ......................    (16,967)    (11,539)
     Proceeds from sale of property, plant and equipment .............      2,883          85
     Business acquisitions, net of cash acquired .....................    (25,689)    (43,377)
     Decrease in other assets ........................................         41         248
                                                                         --------    --------
     Net cash used in investing activities ...........................    (39,732)    (54,583)
                                                                         --------    --------
FINANCING ACTIVITIES
     Proceeds from long-term borrowings ..............................     94,858      96,704
     Payments of long-term debt ......................................    (75,901)    (68,972)
     Proceeds from exercise of stock options .........................      3,559       1,180
     Dividends .......................................................     (4,860)     (4,842)
     Purchase of treasury stock ......................................         --        (360)
                                                                         --------    --------
     Net cash provided by financing activities .......................     17,656      23,710
                                                                         --------    --------
Effect of exchange rate changes on cash and cash equivalents .........      1,858        (915)

Net cash provided by/(used in) discontinued operations ...............      2,606      (1,516)
                                                                         --------    --------
CHANGE  IN CASH AND CASH EQUIVALENTS .................................      4,120         140

Cash and cash equivalents at beginning of period .....................     11,997      15,235
                                                                         --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...........................   $ 16,117    $ 15,375
                                                                         ========    ========

NON CASH INVESTING AND FINANCING ACTIVITIES
     Acquisitions of businesses:
        Fair value of assets acquired ................................   $ 65,479    $ 64,146
        Cash Paid ....................................................     25,689      43,377
                                                                         --------    --------
        Liabilities Assumed ..........................................   $ 39,790    $ 20,769
                                                                         ========    ========

See accompanying notes to consolidated financial statements.

WATTS INDUSTRIES, INC. AND SUBSIDIARIES
---------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
------------------------------------------------------

1. Basis of Presentation

      In the opinion of management, the accompanying unaudited, consolidated financial statements contain all necessary adjustments, consisting only of adjustments of a normal recurring nature, to present fairly Watts Industries, Inc.'s Consolidated Balance Sheet as of September 30, 2002 (unaudited), its Consolidated Statements of Income for the three months and nine months ended September 30, 2002 and 2001 (unaudited), and its Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001 (unaudited).

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

2. Accounting Policies

      The Company's shipping costs included in selling, general and administrative expense amounted to $5,087,000 and $5,459,000 for the three months ended September 30, 2002 and 2001, respectively, and $15,262,000 and $16,180,000 for the nine months ended September 30, 2002 and 2001, respectively.

      The Company adopted Financial Accounting Standards Board Statement No. 141, "Business Combinations" ("FAS 141") in fiscal 2001 and Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangible Assets" ("FAS 142") on January 1, 2002. FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill. FAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment, at least annually, in accordance with the provisions of FAS 142. FAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with Financial Accounting Standards Board Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144").

      FAS 142 requires the Company to perform an assessment of whether there is an indication that the remaining recorded goodwill is impaired as of the date of adoption. This assessment involves a two-step transitional impairment test. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. To the extent that a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. Any transitional impairment loss will be recognized as a cumulative effect of a change in accounting principle. In connection with the adoption of FAS 142, the Company has completed the first step of the transitional goodwill impairment test, which requires the Company to compare the fair value of its reporting units to the carrying value of the net assets of the respective reporting units as of January 1, 2002. Based on this analysis, the Company has concluded that no impairment existed at the time of adoption, and accordingly, the Company has not recognized any transitional impairment loss.

      FAS 142 also requires goodwill to be tested annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company has elected to perform its annual tests for indications of goodwill impairment as of the end of fiscal October of each year.

      The effect of the adoption of the standard on prior period earnings, excluding goodwill amortization expense, net of tax, is as follows:

                                                           Three Months Ended
                                                           ------------------
                                                              September 30,
                                                              -------------
                                                             2002        2001
                                                             ----        ----
                                                        (in thousands, except
                                                        per share information)

Net income.......................................           $8,773      $7,809
Add back: goodwill amortization, net of tax......               --         836
                                                     --------------------------
Adjusted net income..............................           $8,773      $8,645
                                                     ==========================

Basic earnings per share:
Net income.......................................             $.33        $.29
Goodwill amortization............................               --         .03
                                                     --------------------------
Adjusted net income..............................             $.33        $.32
                                                     ==========================

Diluted earnings per share:
Net income.......................................             $.32        $.29
Goodwill amortization............................               --         .03
                                                     --------------------------
Adjusted net income..............................             $.32        $.32
                                                     ==========================

                                                           Nine Months Ended
                                                           -----------------
                                                              September 30,
                                                              -------------
                                                             2002        2001
                                                             ----        ----
                                                         (in thousands, except
                                                         per share information)

Net income.......................................          $25,462     $22,117
Add back: goodwill amortization, net of tax......               --       2,361
                                                     --------------------------
Adjusted net income..............................          $25,462     $24,478
                                                     ==========================

Basic earnings per share:
Net income.......................................             $.96        $.83
Goodwill amortization............................               --         .09
                                                     --------------------------
Adjusted net income..............................             $.96        $.92
                                                     ==========================

Diluted earnings per share:
Net income.......................................             $.94        $.82
Goodwill amortization............................               --         .09
                                                     --------------------------
Adjusted net income..............................             $.94        $.91
                                                     ==========================

      The changes in the carrying amount of goodwill for the nine months ended September 30, 2002 are as follows:

                                                                 (in thousands)

Carrying amount as of December 31, 2001.....................           $124,544
Goodwill acquired during the year...........................             29,697
Effect of change in rates used for translation..............              3,876
                                                                ----------------
Carrying amount as of September 30, 2002....................           $158,117
                                                                ================

      Amortized Intangible Assets (a):

                                                    As of September 30, 2002
                                                    ------------------------
                                                  Gross Carrying   Accumulated
                                                          Amount   Amortization
                                                          ------   ------------
                                                         (in thousands)

Patents...................................                $8,285       $(3,338)
Other.....................................                12,642          (874)
                                              ----------------------------------
   Total..................................               $20,927       $(4,212)
                                              ==================================

      (a) as recognized in "Other Assets: "Other", in the consolidated balance sheet

      Aggregate amortization expense for amortized other intangible assets for the nine months ended September 30, 2002 is $327,000. Additionally, future amortization expense on other intangible assets approximates $163,000 for the remainder of fiscal 2002, $567,000 for fiscal 2003, $500,000 for fiscal 2004 and $487,000 for fiscal 2005 and 2006.

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

      Effective January 1, 2002, the Company also adopted FAS 144, which addresses the accounting and reporting for the impairment or disposal of long-lived assets. FAS 144 supercedes Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121") but retains many of the fundamental provisions of FAS 121. FAS 144 also supercedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30") for the disposal of a segment of a business. However, FAS 144 retains the requirements of APB 30 to report discontinued operations separately and extends that reporting requirement to components of an entity that has either been disposed of or is classified as held for sale. FAS 144 excludes goodwill and other intangibles that are not amortized from its scope. For assets to be held and used, FAS 144 addresses the recoverability of an asset or group of assets, clarifies how an impairment loss should be allocated, and creates a requirement to use a fair value if market prices are not available and uncertainties exist about the timing and amount of cash flows. For long-lived assets to be disposed of by sale, FAS 144 establishes the criteria to be met to qualify for this classification, defines the timing of when the related sale must be consummated, eliminates the net realizable value measurement approach for segments of a business and certain acquired assets in a business combination, and defines costs to sell the asset. FAS 144 was effective for fiscal years beginning after December 15, 2001 and its adoption was not material to the Company's consolidated financial statements.

      In April 2002, FAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," was issued. FAS 145 rescinds FAS 4 and FAS 64 related to classification of gains and losses on debt extinguishment such that most debt extinguishment gains and losses will no longer be classified as extraordinary. FAS 145 also amends FAS 13 with respect to sales-leaseback transactions. The Company adopted the provisions of FAS 145 effective April 1, 2002, and its adoption was not material to its consolidated financial statements.

      In July 2002, the FASB issued FAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The principal difference between this Statement and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002.

3. Sales Incentives and Other

      During 2000, the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) added to its agenda various revenue recognition issues that could impact the income statement classification of certain promotional payments. In May 2000, the EITF reached a consensus on Issue 00-14, "Accounting for Certain Sales Incentives". EITF 00-14 addresses the recognition and income statement classification of various sales incentives. The consensus became effective in the first quarter of 2002 and was not material to the Company's consolidated financial statements.

      In April 2001, the EITF reached a consensus on Issue 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services". EITF 00-25 addresses the income statement classification of consideration, other than that directly addressed in Issue 00-14, from a vendor to a reseller, or another party that purchases the vendor's products. The consensus became effective in the first quarter of 2002 and was not material to the Company's consolidated financial statements.

4. Derivative Instruments

      Certain forecasted transactions, primarily intercompany sales between the United States and Canada, and assets are exposed to foreign currency risk. The Company monitors its foreign currency exposures on an ongoing basis to maximize the overall effectiveness of its foreign currency hedge positions. During the nine months ended September 30, 2002, the Company used foreign currency forward contracts as a means of hedging exposure to foreign currency risks. The Company's foreign currency forwards have been designated and qualify as cash flow hedges under the criteria of FAS 133. FAS 133 requires that changes in fair value of derivatives that qualify as cash flow hedges be recognized in other comprehensive income while the ineffective portion of the derivative's change in fair value be recognized immediately in earnings. The net loss on these contracts recorded in other comprehensive income during the quarter ended September 30, 2002 was $51,000 and the net gain for the nine months ended September 30, 2002 was $49,000. There were no ineffective amounts for the three and nine months ended September 30, 2002.

      The Company has used interest rate swaps as an economic hedge on forecasted interest costs. During the quarter ended September 30, 2001, the Company entered into an interest rate swap for its $75,000,000 notes. The Company swapped the fixed interest rate of 8 3/8% to floating LIBOR plus 3.74%. The term of the swap matched the maturity date of the notes (December 2003). On August 5, 2002, the Company sold the swap and received $2,315,000 in cash. This amount is being recognized as a deferred liability and is amortized over the remaining term of the notes.

      The Company also utilizes, on a limited basis, certain commodity derivatives, primarily on copper used in its manufacturing process, to hedge the cost of its anticipated production requirements. The Company did not utilize any commodity derivatives for the three and nine-month periods ended September 30, 2002.

5. Restructuring

      The Company is implementing a plan to consolidate several of its manufacturing plants both in North America and Europe. At the same time it is expanding its manufacturing capacity in China. The implementation of this manufacturing restructuring plan began during the fourth quarter of fiscal 2001. The projects, for which charges were recorded in the fourth quarter of fiscal 2001, are essentially complete. The Company decided to expand the scope of the manufacturing restructuring plan and transfer certain production to low cost manufacturing plants in Tunisia and Bulgaria. The criteria for recognition of these expanded costs have not been met as of September 30, 2002. The expanded plan is expected to be completed by the end of fiscal 2003. The Company anticipates that the pre-tax cost of the manufacturing restructuring plan will be $12,500,000. The Company recorded pre-tax manufacturing restructuring plan costs of $5,831,000 in the fourth quarter of fiscal 2001, $651,000 in the third quarter of 2002 and $2,331,000 in the nine months ended September 30, 2002. The Company anticipates recording additional pre-tax costs of approximately $1,600,000 in the fourth quarter of 2002 and $2,700,000 in 2003 as it continues to implement the program. The manufacturing restructuring plan costs recorded in 2001 and the nine months in 2002 consist primarily of severance costs, asset write-downs and accelerated depreciation. The severance costs, which have been recorded as restructuring, are for 41 employees in manufacturing and administration groups, 40 of whom have been terminated as of September 30, 2002. Asset write-downs consist primarily of write-offs of inventory related to product lines that the Company has discontinued as part of this restructuring plan and they have been recorded in cost of goods sold. Accelerated depreciation is based on shorter estimated useful lives of certain fixed assets and has been recorded in cost of goods sold. The tax benefits of costs incurred and asset write-downs will approximate the amount of cash outlays to implement this program, which would allow the Company to complete the restructuring plan with a minimum consumption of cash. The Company estimates an annual pre-tax savings of approximately $5,000,000 following the completion of the plan.

Details of our manufacturing restructuring plan through September 30, 2002 are as follows:

                             Initial        Utilized     Balance    Additional      Utilized     Remaining
                           Provision     During 2001        2001    Provisions   During 2002       Balance
                           ---------     -----------        ----    ----------   -----------       -------
                                                         (in thousands)
Restructuring/Other....       $1,454            $692        $762       $218          $586            $394
Asset Write-downs......        4,300           4,300          --      1,253         1,253              --
Other costs............           77              77          --        860           860              --
                          ---------------------------------------------------------------------------------
Total..................       $5,831          $5,069        $762     $2,331        $2,699            $394
                          =================================================================================

6. Earnings per Share

      The following tables set forth the reconciliation of the calculation of earnings per share:

                                   For the Three Months Ended September 30, 2002
                                   ---------------------------------------------
                                        Income            Shares      Per Share
                                   (Numerator)     (Denominator)         Amount
                                   -----------     -------------         ------
Basic EPS
      Net Income..................  $8,773,000       26,716,744          $0.33
Effect of Dilutive Securities
      Common Stock Equivalents....          --          532,581          (0.01)
                                  ----------------------------------------------
Diluted EPS.......................  $8,773,000       27,249,325          $0.32
                                  ==============================================


                                   For the Three Months Ended September 30, 2001
                                   ---------------------------------------------
                                        Income           Shares       Per Share
                                   (Numerator)    (Denominator)          Amount
                                   -----------    -------------          ------
Basic EPS
      Net Income..................  $7,809,000       26,527,312          $0.29
Effect of Dilutive Securities
      Common Stock Equivalents....          --          310,852             --
                                  ----------------------------------------------
Diluted EPS.......................  $7,809,000       26,838,164          $0.29
                                  ==============================================

      Stock options to purchase 758,803 shares of common stock were outstanding at September 30, 2001, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and therefore, the effect would have been antidilutive.

                                   For the Nine Months Ended September 30, 2002
                                   --------------------------------------------
                                        Income           Shares       Per Share
                                   (Numerator)    (Denominator)          Amount
                                   -----------    -------------          ------
Basic EPS
      Net Income.................. $25,462,000       26,629,981          $0.96
Effect of Dilutive Securities
      Common Stock Equivalents....          --          481,681          (0.02)
                                  ----------------------------------------------
Diluted  EPS...................... $25,462,000       27,111,662          $0.94
                                  ==============================================


                                   For the Nine Months Ended September 30, 2001
                                   --------------------------------------------
                                        Income          Shares        Per Share
                                   (Numerator)   (Denominator)           Amount
                                   -----------   -------------           ------
Basic EPS
      Net Income.................. $22,117,000       26,496,534          $0.83
Effect of Dilutive Securities
      Common Stock Equivalent.....          --          352,972          (0.01)
                                  ----------------------------------------------
Diluted EPS....................... $22,117,000       26,849,506          $0.82
                                  ==============================================

Stock options to purchase 549,933 shares of common stock were outstanding at September 30, 2001, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and therefore, the effect would have been antidilutive.

7. Segment Information

      The following table presents certain operating segment information:

                                                               (in thousands)
Three months ended                    North
September 30, 2002:                 America        Europe         Asia    Corporate    Consolidated
-------------------                 -------        ------         ----    ---------    ------------
Net Sales.......................... $114,135       $38,791       $6,885         $--        $159,811
Operating Income...................   14,863         4,016          529      (3,641)         15,767
Capital Expenditures...............      939         2,062        1,761          --           4,762
Depreciation and Amortization......    3,349         2,167          329          --           5,845

Three months ended
September 30, 2001:
-------------------
Net Sales.......................... $103,635       $31,474       $2,900         $--        $138,009
Operating Income...................   12,631         3,777          118      (2,094)         14,432
Capital Expenditures...............    1,927           544          131          --           2,602
Depreciation and Amortization......    3,895         1,699          185          --           5,779

Nine months ended
September 30, 2002:
-------------------
Net Sales.......................... $337,693      $102,006      $14,937         $--        $454,636
Operating Income...................   43,876        10,414          742      (9,929)         45,103
Capital Expenditures...............    4,352         5,396        7,219          --          16,967
Depreciation and Amortization......   11,152         5,455          824          --          17,431
Identifiable Assets................  378,686       205,358       47,378          --         631,422

Nine months ended
September 30, 2001:
-------------------
Net Sales.......................... $310,873        $89,249       $9,374        $--        $409,496
Operating Income...................   38,054          9,548          415     (6,694)         41,323
Capital Expenditures...............    8,532          1,623        1,384         --          11,539
Depreciation and Amortization......   11,969          4,883          544         --          17,396
Identifiable Assets................  349,395        162,368       24,651         --         536,414

      The above operating segments are presented on a basis consistent with the presentation included in the Company's December 31, 2001 financial statements. There have been no material changes in the identifiable assets of the individual segments since December 31, 2001.

      The corporate segment consists primarily of compensation expense for corporate headquarters' staff, professional fees, including legal and audit, and product and general liability insurances.

8. Other Comprehensive Income

      The accumulated balances for the components of the Other Comprehensive Income/(Loss) are:

                                                                    Accumulated
                                      Foreign                          Other
                                      Currency      Cash Flow      Comprehensive
                                    Translation       Hedges       Income/(Loss)
                                    -----------       ------       -------------
                                                   (in thousands)
Balance December 31, 2000.......       $(19,728)           --         $(19,728)
Change in period................         (5,034)          160           (4,874)
                                  ----------------------------------------------
Balance March 31, 2001..........        (24,762)          160          (24,602)
Change in period................         (1,969)        (134)           (2,103)
                                  ----------------------------------------------

Balance June 30, 2001...........        (26,731)           26          (26,705)
Change in Period................          4,770            29             4,799
                                  ----------------------------------------------
Balance September 30, 2001......       $(21,961)           55         $(21,906)
                                  ==============================================

Balance December 31, 2001.......       $(24,281)           --         $(24,281)
Change in period................         (1,761)           32           (1,729)
                                  ----------------------------------------------
Balance March 31, 2002..........        (26,042)           32          (26,010)
Change in period................          12,458           68            12,526
                                  ----------------------------------------------

Balance June 30, 2002...........        (13,584)          100          (13,484)
Change in period................         (1,832)         (51)           (1,883)
                                  ----------------------------------------------
Balance September 30, 2002......       $(15,416)           49         $(15,367)
                                  ==============================================

      Accumulated other comprehensive income/(loss) in the Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001 consists of cumulative translation adjustments and changes in the fair value of certain financial instruments that qualify for hedge accounting as required by FAS 133. The Company's total comprehensive income was as follows:

                                                                      Three Months Ended
                                                                      ------------------
                                                                         September 30,
                                                                         -------------
                                                                       2002          2001
                                                                       ----          ----
                                                                         (in thousands)
Net income.....................................................       $8,773       $7,809
Unrealized gains/(loss) derivative instruments, net of tax.....          (51)          29
Foreign currency translation adjustments.......................       (1,832)       4,770
                                                                      -------------------
Total comprehensive income.....................................       $6,890      $12,608
                                                                      ===================

                                                                       Nine Months Ended
                                                                       -----------------
                                                                         September 30,
                                                                         -------------
                                                                       2002          2001
                                                                       ----          ----
                                                                         (in thousands)

Net income.....................................................      $25,462       $22,117
Unrealized gains derivative instruments, net of tax............           49            55
Foreign currency translation adjustments.......................        8,865        (2,233)
                                                                     ---------------------
Total comprehensive income.....................................      $34,376       $19,939
                                                                     =====================

9. Acquisitions

      On July 29, 2002 a wholly-owned subsidiary of the Company acquired F&R Foerster and Rothmann GmbH located in Neuenburg am Rhein, Germany, for approximately 2.3 million euro in cash. F&R manufactures and distributes a line of gauges predominately to the French and German OEM markets. F&R's annual revenue, prior to the acquisition, was approximately 4 million euro. The September 30, 2002 Consolidated Balance Sheet of the Company contains a preliminary purchase price allocation consistent with the guidelines in FAS 141 and FAS 142.

      On July 15, 2002, a wholly-owned subsidiary of the Company acquired ADEV Electronic SA located in Rosieres, France and its closely affiliated distributor, E.K. Eminent A.B. located in Gothenburg, Sweden for approximately
12.9 million euro in cash. ADEV also has a low cost manufacturing facility located in Tunisia. ADEV manufactures and distributes electronic systems predominantly to the OEM market. Their product lines include thermostats and controls for heating, ventilation and air conditioning, control systems for hydronic and electric floor warming systems, and controls for other residential applications. Eminent distributes electronic controls, mechanical thermostats and other electric control related products throughout the European Nordic countries. The two companies' combined annual revenue preceding the acquisition was approximately 30 million euro. The September 30, 2002 Consolidated Balance Sheet of the Company contains a preliminary purchase price allocation consistent with the guidelines in FAS 141 and FAS 142.

      On May 9, 2002, a wholly-owned subsidiary of the Company acquired Hunter Innovations of Sacramento, California for $25 million, of which approximately $10 million was paid in cash at the closing and the balance in interest bearing notes, payable in equal installments over the next four years. Hunter Innovations was founded in 1995 as a technology development company and has developed a line of large backflow prevention devices that represent a significant advance in technology. The improved product features that are important to the backflow prevention markets include lighter weight, more compact design, better flow characteristics, improved serviceability and multiple end-connection and shutoff valve options. Hunter Innovations' sales during the twelve months preceding the acquisition were approximately $1.5 million. Unlike most of our acquisitions, Hunter did not have significant historical revenues or earnings. Nonetheless, the purchase price was based on projected revenues and earnings as utilized in other acquisitions. During the quarter ending September 30, 2002, the Company obtained a third party valuation to allocate the purchase price. Consistent with the guidelines in FAS 141, the allocation for goodwill was approximately $16.8 million and approximately $11.7 million was for intangibles, which are classified in "Other Assets: Other" in the Company's Consolidated Balance Sheet as of September 30, 2002. Of the $11.7 million of acquired intangible assets, $9.2 million was assigned to unpatented technology that are not subject to amortization and $2.5 million to patents (twenty-year useful life). The $16.8 million of goodwill was assigned to the North American segment, none of which is deductible for tax purposes.

      On March 5, 2002, the Company entered into a joint venture with the Yuhuan County Cheng Guan Metal Hose Factory ("Cheng Guan") located in Taizhou, Zhejiang Province of the People's Republic of China. Cheng Guan, with annual sales prior to the transaction of approximately $15 million, is a manufacturer of a variety of plumbing products sold both into the Chinese domestic market and export markets. Their product lines were contributed to the joint venture and include hose, hose connectors, multi-layer tubing and stainless steel braided hose. The joint venture is owned 60% by Watts and 40% by our Chinese partner. The Company has invested $7.8 million to obtain this 60% interest. The September 30, 2002 Consolidated Balance Sheet of the Company contains a preliminary purchase price allocation of the joint venture. The preliminary allocation for goodwill was approximately $3 million and approximately $2 million was for other amortizable intangibles, which are classified in "Other Assets: Other" in the Company's Consolidated Balance Sheet as of September 30, 2002.

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

10. Debt Issuance

      On February 28, 2002, the Company entered into a revolving credit facility with a syndicate of banks (the "Revolving Credit Facility"), which replaced the Company's $100 million (U.S.) facility and its 39,350,000 euro facility. The Revolving Credit Facility provides for borrowings of up to $150 million (U.S.), which includes a $100 million tranche for U.S. dollar borrowings and a $50 million tranche for euro based borrowings and matures in February 2005. Approximately $46 million of borrowings under the Revolving Credit Facility were used to repay amounts outstanding under the prior facilities. The Revolving Credit Facility is being used to support the Company's acquisition program, working capital requirements and for general corporate purposes.

      Outstanding indebtedness under the Revolving Credit Facility bears interest at one of three customary rates plus a margin of 100 basis points, depending on the applicable base rate and the Company's bond rating. The average interest rate for borrowings under the Revolving Credit Facility was approximately 3.3% at September 30, 2002. The Revolving Credit Facility includes operational and financial covenants customary for facilities of this type, including, among others, restrictions on additional indebtedness, liens and investments and maintenance of certain leverage ratios. As of September 30, 2002, the Company was in compliance with all covenants related to the Revolving Credit Facility.

11. Contingencies

      In April 1998, the Company became aware of a complaint that was filed under seal in the State of California alleging violations of the California False Claims Act (the "James Jones case"). The complaint alleges that a former subsidiary of the Company sold products utilized in municipal water systems that failed to meet contractually specified standards and falsely certified that such standards had been met. The complaint further alleges that the municipal entities have suffered tens of millions of dollars in damages as a result of defective products and seeks treble damages, reimbursement of legal costs and penalties. The original complaint has been amended, and the total number of named plaintiffs is 161, 14 of which have intervened and 47 of which have been ordered excluded from the case. In June 2001, the Company and the other defendants reached a proposed settlement with the Los Angeles Department of Water and Power ("LADWP"), one of the plaintiffs in the James Jones case, which was approved by the California Superior Court on October 31, 2001 and by the Los Angeles City Council on December 14, 2001. The other plaintiffs remain, and the Company is vigorously contesting this matter.

      The Company established initial reserves with respect to the James Jones case in the amount of $10,170,000 after tax, which amount was approximately $9,062,000 after tax as of September 30, 2002, and is classified under the item "Accrued expenses and other liabilities" in the Company's Consolidated Balance Sheet as of September 30, 2002. The Company presently believes, on the basis of all available information, that these reserves are adequate to cover the Company's probable and reasonably estimable losses resulting from the James Jones case. However, litigation is inherently uncertain and the Company believes that there exists a reasonable possibility that it may ultimately incur losses in the James Jones case in excess of the amount accrued for that matter. The Company is currently unable to make an estimate of the range of any additional losses. See Part II, Item 1, Legal Proceedings.

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

Item  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

Recent Developments
-------------------

      On August 7, 2002, the Company announced the appointment of a new Chief Executive Officer, Patrick S. O'Keefe, to replace Timothy P. Horne who has resigned his position as Chief Executive Officer and Chairman of the Board. Mr. Horne will remain as a Director. The Board has nominated and elected Mr. Gordon
W. Moran as its non-executive Chairman. Mr. Moran has served on the Board since 1990. Mr. O'Keefe has also been elected to the Board.

      On July 29, 2002 a wholly-owned subsidiary of the Company acquired F&R Foerster and Rothmann GmbH ("F&R") located in Neuenburg am Rhein, Germany, for approximately 2.3 million euro in cash. F&R manufactures and distributes a line of gauges predominately to the French and German OEM markets. F&R's annual revenue, prior to the acquisition, was approximately 4 million euro. The September 30, 2002 Consolidated Balance Sheet of the Company contains a preliminary purchase price allocation consistent with the guidelines in FAS 141 and FAS 142.

      On July 15, 2002, a wholly-owned subsidiary of the Company acquired ADEV Electronic SA ("ADEV") located in Rosieres, France and its closely affiliated distributor, E.K. Eminent A.B. ("Eminent") located in Gothenburg, Sweden for approximately 12.9 million euro in cash. ADEV also has a low cost manufacturing facility located in Tunisia. ADEV manufactures and distributes electronic systems predominantly to the OEM market. Their product lines include thermostats and controls for heating, ventilation and air conditioning, control systems for hydronic and electric floor warming systems, and controls for other residential applications. Eminent distributes electronic controls, mechanical thermostats and other electric control related products throughout the European Nordic countries. The two companies' combined annual revenue preceding the acquisition was approximately 30 million euro. The September 30, 2002 Consolidated Balance Sheet of the Company contains a preliminary purchase price allocation consistent with the guidelines in FAS 141 and FAS 142.

      On May 9, 2002, a wholly-owned subsidiary of the Company acquired Hunter Innovations of Sacramento, California for $25 million, of which approximately $10 million was paid in cash at the closing and the balance in interest bearing notes, payable in equal installments over the next four years. Hunter Innovations was founded in 1995 as a technology development company and has developed a line of large backflow prevention devices that represent a significant advance in technology. The improved product features that are important to the backflow prevention markets include lighter weight, more compact design, better flow characteristics, improved serviceability and multiple end-connection and shutoff valve options. Hunter Innovations' sales during the twelve months preceding the acquisition were approximately $1.5 million. Unlike most of our acquisitions, Hunter did not have significant historical revenues or earnings. Nonetheless, the purchase price was based on projected revenues and earnings as utilized in other acquisitions. During the quarter ending September 30, 2002, the Company obtained a third party valuation to allocate the purchase price. Consistent with the guidelines in FAS 141, the allocation for goodwill was approximately $16.8 million and approximately $11.7 million was for intangibles, which are classified in "Other Assets: Other" in the Company's Consolidated Balance Sheet as of September 30, 2002. Of the $11.7 million of acquired intangible assets, $9.2 million was assigned to unpatented technology that are not subject to amortization and $2.5 million to patents (twenty-year useful life). The $16.8 million of goodwill was assigned to North American segment, none, of which, is deductible for tax purposes.

      On March 5, 2002, the Company entered into a joint venture with the Yuhuan County Cheng Guan Metal Hose Factory ("Cheng Guan") located in Taizhou, Zhejiang Province of the People's Republic of China. Cheng Guan, with annual sales prior to the transaction of approximately $15 million, is a manufacturer of a variety of plumbing products sold both into the Chinese domestic market and export markets. Its product lines were contributed to the joint venture and include hose, hose connectors, multi-layer tubing and stainless steel braided hose. The joint venture is owned 60% by us and 40% by our Chinese partner. We have invested $7.8 million to obtain this 60% interest. Our September 30, 2002, Consolidated Balance Sheet contains a preliminary purchase price allocation of the joint venture. The preliminary allocation for goodwill was approximately $3 million and approximately $2 million was for other amortizable intangibles, which are classified in "Other Assets: Other" in the Company's Consolidated Balance Sheet as of September 30, 2002.

      As part of our $18.7 million capital expenditure budget for fiscal 2002, we expected to invest approximately $9.0 million to establish a 100% controlled bronze and brass manufacturing plant in Tianjin, China. We anticipate that the construction of the plant will be completed in early 2003. Any remaining costs will be disbursed over the next two quarters. As of September 30, 2002, we have spent approximately $4.7 million.

      The Company is implementing a plan to consolidate several of its manufacturing plants both in North America and Europe. At the same time it is expanding its manufacturing capacity in China. The implementation of this manufacturing restructuring plan began during the fourth quarter of fiscal 2001. The projects, for which charges were recorded in the fourth quarter of fiscal 2001, are essentially complete. The Company decided to expand the scope of the manufacturing restructuring plan and transfer certain production to low cost manufacturing plants in Tunisia and Bulgaria. The expanded plan is expected to be completed by the end of fiscal 2003. The Company anticipates that the pre-tax cost of the manufacturing restructuring plan will be $12,500,000. The Company recorded pre-tax manufacturing restructuring plan costs of $5,831,000 in the fourth quarter of fiscal 2001, $651,000 in the third quarter of 2002 and $2,331,000 in the nine months ended September 30, 2002. The Company anticipates recording additional pre-tax costs of approximately $1,600,000 in the fourth quarter of 2002 and $2,700,000 in 2003 as it continues to implement the program. The manufacturing restructuring plan costs recorded in 2001 and the nine months in 2002 consist primarily of severance costs, asset write-downs and accelerated depreciation. The severance costs, which have been recorded as restructuring, are for 41 employees in manufacturing and administration groups, 40 of whom have been terminated as of September 30, 2002. Asset write-downs consist primarily of write-offs of inventory related to product lines that the Company has discontinued as part of this restructuring plan and they have been recorded in cost of goods sold. Accelerated depreciation is based on shorter estimated useful lives of certain fixed assets and has been recorded in cost of goods sold. The tax benefits of costs incurred and asset write-downs will approximate the amount of cash outlays to implement this program, which would allow the Company to complete the restructuring plan with a minimum consumption of cash. The Company estimates an annual pre-tax savings of approximately $5,000,000 following the completion of the plan.

Results of Operations
---------------------

Three Months Ended September 30, 2002 Compared to Three Months Ended September
------------------------------------------------------------------------------
30, 2001
--------

Net Sales. Net sales for the three months ended September 30, 2002 increased $21,802,000 (15.8%) to $159,811,000 compared to $138,009,000 for the same period in 2001. The increase in net sales is attributable to the following:

                                                             (in thousands)

            Internal Growth.....................          $5,559          4.0%
            Acquisitions........................          14,415         10.5%
            Foreign Exchange....................           1,828          1.3%
                                                 ------------------------------
            Total Change........................         $21,802         15.8%
                                                 ==============================

      The increase in internal growth of net sales is primarily due to increased unit shipments into the North American do-it-yourself market. The growth in net sales from acquired businesses is due to the inclusion of the net sales of Powers Process Controls, acquired on September 28, 2001; Cheng Guan, our joint venture, which we established on March 5, 2002; ADEV and Eminent, acquired on July 15, 2002; and F&R, acquired on July 29, 2002. The increase in foreign exchange is due primarily to the euro appreciating against the U.S. dollar compared to the same period in 2001.

      We monitor our net sales in three geographical segments: North America, Europe and Asia. As outlined below, North America, Europe and Asia accounted for 71.4%, 24.3% and 4.3% of net sales, respectively, in the three months ended September 30, 2002, compared to 75.1%, 22.8% and 2.1% of net sales, respectively, in the three months ended September 30, 2001:

                         September 30,     September 30,        Change
                         -------------     -------------        ------
                              2002              2001
                              ----              ----
                                          (in thousands)

North America........      $114,135           $103,635         $10,500
Europe...............        38,791             31,474           7,317
Asia.................         6,885              2,900           3,985
                        -----------------------------------------------
Total................      $159,811           $138,009         $21,802
                        ===============================================

      The increase in North America's net sales is due to the Powers Process Controls acquisition and increased unit shipments in the do-it-yourself market. The increase in Europe's net sales is primarily due to the ADEV, Eminent and F&R acquisitions and to a lesser extent, the euro appreciating against the U.S. dollar compared to the same period in 2001. The increase in Asia's net sales is primarily due to the inclusion of our Cheng Guan joint venture.

Gross Profit. Gross profit for the three months ended September 30, 2002 increased $6,564,000 (14.0%) to $53,507,000 from $46,943,000 for the comparable quarter last year and decreased as a percentage of net sales to 33.5% from 34.0%. We charged $312,000 of costs incurred due to our manufacturing restructuring plan to cost of sales in the current quarter. Excluding the manufacturing restructuring plan costs, our gross profit would have increased $6,876,000 and decreased as a percentage of sales to 33.7% from 34.0%. The gross profit increase is primarily attributable to inclusion of the acquired companies. The gross profit percentage decrease is primarily due to lower gross profit percentages of acquired companies partially offset by reduced spending in manufacturing fixed overhead as well as improved efficiencies in manufacturing compared to the comparable quarter last year.

Selling, General and Administrative Expense. Selling, general and administrative expenses for the three months ended September 30, 2002 increased $5,021,000 (15.4%) to $37,532,000 compared to $32,511,000 for the same period in 2001. This increase is attributable to the inclusion of selling, general and administrative expenses of acquired companies, an increase in the cost of product and general liability insurance and the euro appreciating against the U.S. dollar compared to the prior period. We adopted FAS 142 "Goodwill and Other Intangible Assets" on January 1, 2002, and accordingly did not record goodwill amortization for the quarter ended September 30, 2002. We recorded goodwill amortization of $841,000 as part of our selling, general and administrative expenses in the quarter ended September 30, 2001.

Restructuring Expense. The restructuring expense is for severance costs associated with our manufacturing restructuring plan.

Operating Income. Operating income for the three months ended September 30, 2002, increased $1,335,000 (9.3%) to $15,767,000 compared to $14,432,000 for the same period in 2001 due to increased gross profit and the cessation of goodwill amortization, partially offset by increased selling, general and administrative expenses. The manufacturing restructuring plan costs reduced operating income by $520,000.

      Our operating income by segment for the three months ended September 30, 2002, and 2001 was as follows:

                               September 30,    September 30,      Change
                               -------------    -------------      ------
                                    2002             2001
                                    ----             ----
                                             (in thousands)

North America............           $14,863         $12,631       $2,232
Europe...................             4,016           3,777          239
Asia.....................               529             118          411
Corporate................            (3,641)         (2,094)      (1,547)
                             ------------------------------------------------
Total....................           $15,767         $14,432       $1,335
                             ================================================

      The increase in North America is primarily due to the inclusion of operating earnings of the Powers Process Controls acquisition. The increase in Europe is primarily due to the inclusion of operating earnings of acquired companies. Corporate expenses are primarily for compensation expense, professional fees, including legal and audit expenses, product and general liability insurances. The increase in corporate expenses is primarily due to increased premiums for product and general liability insurance and administrative start-up costs associated with our new manufacturing plant in China.

Interest Expense. Interest expense decreased $140,000 in the quarter ended September 30, 2002 to $2,447,000 compared to $2,587,000 for the same period in 2001, primarily due to lower interest rates on variable rate indebtedness partially offset by increased indebtedness incurred to fund acquisitions. On September 1, 2001, we entered into an interest rate swap on our $75,000,000 8 3/8% notes. The swap converted the interest from fixed to floating. On August 5, 2002, we sold the swap and received $2,315,000 in cash, which was recognized as a deferred liability. In the quarter ended September 30, 2002, we reduced interest expense by $327,000 by amortizing this deferred liability.

Income Taxes. Our effective tax rate for continuing operations increased to 34.2% from 33.7% for the three months ended September 30, 2002 and 2001, respectively. The increase is primarily attributable to the increased earnings in the North American segment, which has a higher tax rate than our other segments, partially offset by the elimination of goodwill, which was not tax deductible.

Net Income From Continuing Operations. Net income for the three months ended September 30, 2002 increased $964,000 (12.3%) to $8,773,000, or $0.32 per common share, compared to $7,809,000, or $0.29 per common share, for the three months ended September 30, 2001 on a diluted basis.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30,
--------------------------------------------------------------------------------
2001
----

Net Sales. Net sales for the nine months ended September 30, 2002 increased $45,140,000 (11.0%) to $454,636,000 compared to $409,496,000 for the same period in 2001. The increase in net sales is attributable to the following:

                                              (in thousands)

Internal Growth................                $6,218             1.5%
Acquisitions...................                35,614             8.7%
Foreign Exchange...............                 3,308             0.8%
                                    -----------------------------------
Total Change...................               $45,140            11.0%
                                    ===================================

      The increase in internal growth of net sales is due to increased unit shipments into the North American do-it-yourself market partially offset by decreased unit shipments to North American plumbing and heating wholesalers. The growth in net sales from acquired businesses is due to the inclusion of the net sales of Powers Process Controls, acquired on September 28, 2001; Premier Manufactured Systems, acquired on June 13, 2001; Fimet S.r.l., acquired on June 1, 2001; Cheng Guan, our joint venture, which we established on March 5, 2002; ADEV and Eminent, acquired on July

14, 2002; and F&R, acquired on July 29, 2002. The increase in foreign exchange is due primarily to the euro appreciating against the U.S. dollar compared to the same period in 2001.

      We monitor our net sales in three geographical segments: North America, Europe and Asia. As outlined below, North America, Europe and Asia accounted for 74.3%, 22.4% and 3.3% of net sales, respectively, in the nine months ended September 30, 2002, compared to 75.9%, 21.8% and 2.3% of net sales, respectively, in the nine months ended September 30, 2001:

                            September 30,     September 30,        Change
                            -------------     -------------        ------
                                 2002              2001
                                 ----              ----
                                             (in thousands)

North America...........        $337,693          $310,873         $26,820
Europe..................         102,006            89,249          12,757
Asia....................          14,937             9,374           5,563
                           ----------------------------------------------------
Total...................        $454,636          $409,496         $45,140
                           ====================================================

      The increase in North America's net sales is due to the Powers Process Controls and Premier acquisitions and increased unit shipments into the North American do-it-yourself market partially offset by decreased unit shipments to the North American plumbing and heating wholesalers. The increase in Europe's net sales is due primarily to the Fimet, ADEV, Eminent and F&R acquisitions and the euro appreciating against the U.S. dollar. The increase in Asia's net sales is primarily due to the inclusion of our Cheng Guan joint venture.

Gross Profit. Gross profit for the nine months ended September 30, 2002 increased $15,262,000 (10.9%) to $155,218,000 from $139,956,000 for the comparable period last year and decreased as a percentage of net sales to 34.1% from 34.2%. We charged $1,873,000 of costs associated with our manufacturing restructuring plan to cost of sales. Excluding the manufacturing restructuring plan costs, our gross profit would have increased $17,135,000 and would have increased as a percentage of sales to 34.6% from 34.2%. The gross profit increase is primarily attributable to the inclusion of acquired companies. The gross profit percentage increase is primarily attributable to reduced spending in manufacturing fixed overhead as well as improved efficiencies in manufacturing compared to the comparable period last year partially offset by lower gross profit percentages from acquired companies.

Selling, General and Administrative Expense. Selling, general and administrative expenses for the nine months ended September 30, 2002 increased $11,264,000 (11.4%) to $109,897,000 compared to $98,633,000 for the same period in 2001.
This increase is attributable to the inclusion of selling, general and administrative expenses of acquired companies, an increase in the cost of product and general liability insurance and start-up costs associated with our regional distribution centers. We adopted FAS 142 "Goodwill and Other Intangible Assets" on January 1, 2002 and accordingly did not record goodwill amortization for the first nine months of 2002. We recorded goodwill amortization of $2,376,000 as part of our selling, general and administrative expenses for the nine months ended September 30, 2001.

Restructuring Expense. The restructuring expense is for severance costs associated with our manufacturing restructuring plan.

Operating Income. Operating income for the nine months ended September 30, 2002, increased $3,780,000 (9.2%) to $45,103,000 compared to $41,323,000 for the same period in 2001 due to increased gross profit and the cessation of goodwill amortization, partially offset by increased selling, general and administrative expenses. The manufacturing restructuring plan costs reduced operating income by $2,091,000.

      Our operating income by segment for the nine months ended September 30, 2002, and 2001, were as follows:

                            September 30,    September 30,        Change
                                 2002             2001            ------
                                 ----             ----
                                             (in thousands)

North America...........       $43,876           $38,054          $5,822
Europe..................        10,414             9,548             866
Asia....................           742               415             327
Corporate...............        (9,929)           (6,694)         (3,235)
                           ---------------------------------------------------
Total...................       $45,103           $41,323          $3,780
                           ===================================================

      The increase in North America is due to increased gross profit, primarily due to the inclusion of operating earnings of acquired companies. The increase in Europe is due to the inclusion of the operating earnings of acquired companies and by the euro appreciating against the U.S. dollar compared to the prior year. Corporate expenses are primarily for compensation expense, professional fees, including legal and audit expenses, product liability and general liability insurances. The increase in corporate expenses is primarily due to increased premiums for product and general liability insurance and administrative start-up costs associated with our new manufacturing plant in China.

Interest Expense. Interest expense decreased $819,000 in the nine months ended September 30, 2002, to $6,576,000 compared to $7,395,000 for the same period in 2001, primarily due to lower interest rates on variable rate indebtedness, partially offset by increased indebtedness incurred to fund acquisitions. On September 1, 2001, we entered into an interest rate swap on our $75,000,000 8 3/8% notes. The swap converted the interest from fixed to floating. On August 5, 2002, we sold the swap and received $2,315,000 in cash, which was recognized as a deferred liability. Interest expense for the nine months ended September 30, 2002, has been reduced by $1,318,000 by the effectiveness of the swap and by the amortization of the deferred liability.

Income Taxes. Our effective tax rate for continuing operations remained at 34.7% for the nine months ended September 30, 2002 and 2001, respectively. The rate remains constant due to the elimination of goodwill amortization which was not tax deductible, offset by a change in earnings mix to jurisdictions that have higher tax rates.

Net Income From Continuing Operations. Net income for the nine months ended September 30, 2002 increased $3,345,000 (15.1%) to $25,462,000, or $0.94 per common share, compared to $22,117,000, or $0.82 per common share, for the nine months ended September 30, 2001 on a diluted basis.

Liquidity and Capital Resources
-------------------------------

      During the nine month period ended September 30, 2002, we provided $21,732,000 of cash flow from continuing operations. We spent $14,084,000 on capital equipment for the nine months ended September 30, 2002, net of proceeds of $2,883,000, primarily from the sale of a facility that was closed as part of our manufacturing restructuring plan. Capital expenditures were primarily for manufacturing machinery and equipment as part of our commitment to continuously improve our manufacturing capabilities. Our net capital expenditure budget for the twelve months ending December 31, 2002 is $18,700,000, which includes the expected proceeds from the sale of two of our facilities that were closed as part of our manufacturing restructuring plan. The largest component of this budget is the establishment of a 100% controlled bronze and brass manufacturing plant in Tianjin, China, for an estimated cost of $9,000,000, of which approximately $4,700,000 was invested in the nine months ended September 30, 2002. In addition, during the nine months ended September 30, 2002, we invested approximately $5,000,000 to establish our joint venture in China, $10,000,000 to acquire Hunter Innovations, and approximately $10,500,000 for our three acquisitions in Europe, ADEV, Eminent and F&R.

      We had positive free cash flow of $2,788,000 (defined as net cash provided by continuing operations minus capital expenditures and dividends plus proceeds from sale of assets) during the nine months ended September 30, 2002 versus positive free cash flow of $17,148,000 in the comparable prior year period. The decrease in free cash flow is attributable to a decrease in cash provided by operations and increased capital spending compared to the comparable period of fiscal 2001. The decrease in cash provided from operations is primarily due to an increase in accounts receivable between September 30, 2002 and December 31, 2001. This increase in accounts receivable is due to increased sales volume, a change in industry-wide payment terms from our largest customer while remaining within normal industry standards, and the addition of receivables from our Cheng Guan joint venture established in March 2002.

      On September 6, 2002, we received $9,524,000 of cash from Zurich American Insurance Company for reimbursement of defense costs incurred by us in the James Jones case since April 23, 1998. This cash, net of tax, is classified as discontinued operations in our Consolidated Statements of Cash Flows.

      On February 28, 2002, we entered into a revolving credit facility with a syndicate of banks (the "Revolving Credit Facility"), which replaced our $100.0 million (U.S.) facility and our 39.4 million euro facility. The Revolving Credit Facility provides for borrowings of up to $150.0 million (U.S.), which includes a $100.0 million tranche for U.S. dollar borrowings and a $50.0 million tranche for euro-based borrowings and matures in February 2005. Approximately $46.0 million of borrowings under the Revolving Credit Facility were used to repay amounts outstanding under the prior facilities. The Revolving Credit Facility is being used to support our acquisition program, working capital requirements and for general corporate purposes. As of September 30, 2002, long-term debt included $69.9 million outstanding on the Revolving Credit Facility for both U.S. dollar and euro-based borrowings.

      Outstanding indebtedness under the Revolving Credit Facility bears interest at one of three customary rates plus a margin of 100 basis points, depending on the applicable base rate and our bond rating. The average interest rate for borrowings under the Revolving Credit Facility was approximately 3.3% at September 30, 2002. The Revolving Credit Facility includes operational and financial covenants customary for facilities of this type, including, among others, restrictions on additional indebtedness, liens and investments and maintenance of certain leverage ratios. As of September 30, 2002, we were in compliance with all covenants related to the Revolving Credit Facility.

      Working capital (defined as current assets less current liabilities) as of September 30, 2002 was $167.8 million compared to $142.6 million as of December 31, 2001. This increase is primarily due to the increase in accounts receivable. The ratio of current assets to current liabilities was 2.1 to 1 as of September 30, 2002 compared to 2.3 to 1 as of December 31, 2001. Cash and cash equivalents were $16.1 million as of September 30, 2002 compared to $12.0 million as of December 31, 2001. The increase in long-term debt to $160.0 million as of September 30, 2002 from $123.2 million as of December 31, 2001 was due to the funding of acquisitions, the increase in working capital and debt incurred to fund capital expenditures. Net debt to capitalization (defined as short and long term interest-bearing liabilities less cash and cash equivalents as a percentage of the sum of short and long term interest-bearing liabilities less cash and cash equivalents plus total stockholders equity, including minority interest) was 34.4% as of September 30, 2002 compared to 31.2% as of December 31, 2001.

      We anticipate that available funds from current operations and other sources of liquidity will be sufficient to meet current operating requirements and anticipated capital expenditures for at least the next 24 months. However, we may have to consider external sources of financing for any large future acquisitions.

      Our long-term financial obligations are presented in the following table:

                                                                   Less than                              After
                                                          Total      1 year    1-3 years    4-5 years    5 years
                                                          -----      ------    ---------    ---------    -------
                                                                            (in thousands)
Long-term debt, including current maturities(a)....     $169,189     $9,211     $154,296     $4,724      $958
Operating leases...................................        2,484        894        1,441        149        --
                                                       ----------------------------------------------------------
Total..............................................     $171,673    $10,105     $155,737     $4,873      $958
                                                       ==========================================================

      (a) as recognized in the consolidated balance sheet

      Letters of credit are purchased guarantees that ensure our performance or payment to third parties in accordance with specified terms and conditions. Amounts outstanding were approximately $19,551,000 as of September 30, 2002 and $16,443,000 as of September 30, 2001. These instruments may exist or expire without being drawn down. Therefore, they do not necessarily represent future cash flow obligations.

      Certain of our loan agreements contain covenants that require, among other items, the maintenance of certain financial ratios and limit our ability to enter into secured borrowing arrangements.

      We from time to time are involved with environmental proceedings and other legal proceedings and incur costs on an ongoing basis related to these matters. We have not incurred material costs in fiscal 2002 in connection with any of these matters. During the first nine months of 2002, we disbursed approximately $3.1 million after-tax of defense and settlement costs related to the James Jones case. In September 2002, we received $5.7 million after tax for reimbursement of defense costs related to the James Jones case. These amounts are recorded as discontinued operations in our consolidated statement of cash flows. See Part II, Item 1, Legal Proceedings.

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

o The liability reserve for the James Jones case, included in discontinued operations, is based on management and legal counsel's best estimate of defense and settlement costs, taking into consideration the probable number of parties involved in the suit and the recoveries received from the Company's insurers.

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

      Effective January 1, 2002, the Company also adopted FAS 144, which addresses the accounting and reporting for the impairment or disposal of long-lived assets. FAS 144 supercedes Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121") but retains many of the fundamental provisions of FAS 121. FAS 144 also supercedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30") for the disposal of a segment of a business. However, FAS 144 retains the requirements of APB 30 to report discontinued operations separately and extends that reporting requirement to components of an entity that has either been disposed of or is classified as held for sale. FAS 144 excludes goodwill and other intangibles that are not amortized from its scope. For assets to be held and used, FAS 144 addresses the recoverability of an asset or group of assets, clarifies how an impairment loss should be allocated, and creates a requirement to use a fair value if market prices are not available and uncertainties exist about the timing and amount of cash flows. For long-lived assets to be disposed of by sale, FAS 144 establishes the criteria to be met to qualify for this classification, defines the timing of when the related sale must be consummated, eliminates the net realizable value measurement approach for segments of a business and certain acquired assets in a business combination, and defines costs to sell the asset. FAS 144 was effective for fiscal years beginning after December 15, 2001 and its adoption was not material to our consolidated financial statements.

      In April 2002, FAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," was issued. FAS 145 rescinds FAS 4 and FAS 64 related to classification of gains and losses on debt extinguishment such that most debt extinguishment gains and losses will no longer be classified as extraordinary. FAS 145 also amends FAS 13 with respect to sales-leaseback transactions. The Company adopted the provisions of FAS 145 effective April 1, 2002, and its adoption was not material to our consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks
        -----------------------------------------------------------

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

      We have historically had a very low exposure to changes in interest rates. Interest rate swaps are used on a limited basis to mitigate the impact of interest rate fluctuations on certain variable rate debt instruments. However, our Revolving Credit Facility is subject to the impact of changes in interest rates.

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

Item 4. Controls and Procedures
        -----------------------

(a) Evaluation of disclosure controls and procedures.

      As required by new Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the date of this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. In connection with the new rules, we currently are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b) Changes in internal controls.

      None.

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

James Jones Litigation
----------------------

      On June 25, 1997, Nora Armenta (the "Relator") sued James Jones Company, Watts Industries, Inc. (which formerly owned James Jones), Mueller Co. and Tyco International (U.S.) in the California Superior Court for Los Angeles County with a complaint that sought tens of millions of dollars in damages. By this complaint and an amended complaint filed on November 4, 1998 ("First Amended Complaint"), Armenta, a former employee of James Jones, sued on behalf of 34 municipalities as a qui tam plaintiff under the California False Claims Act (the "Armenta case"). Late in 1998, the Los Angeles Department of Water and Power ("LADWP") intervened. In December 2000, the court allowed the Relator to file a Second Amended Complaint, which added a number of new cities and water districts as plaintiffs and brought the total number of plaintiffs to 161. On June 3, 2002, the California Superior Court excluded 47 cities from this total of 161. The Relator was not able to obtain appellate modification of this order. To date, 14 of the total number of plaintiffs have intervened.

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

      In addition, bronze that does not contain more than 8% lead, like `81 bronze, is approved for municipal and home plumbing systems by municipalities and national and local codes and the Federal Environmental Protection Agency defines metal for pipe fittings with no more than 8% lead as "lead free" under
Section 1417 of the Federal Safe Drinking Water Act.

      In June 2001, our company and the other defendants reached a proposed settlement with the LADWP, one of the plaintiffs, which was approved by the California Superior Court on October 31, 2001 and by the Los Angeles City Council on December 14, 2001.

      The plaintiff seeks three times an unspecified amount of actual damages and alleges that the municipalities have suffered hundreds of millions of dollars in damages. The plaintiff also seeks civil penalties of $10,000 for each false claim and alleges that defendants are responsible for tens of thousands of false claims. We settled with the City of Los Angeles, by far the most significant city, for $5.7 million plus the Relator's statutory share and attorneys' fees. Co-defendants will contribute $2 million toward this settlement. The court has required the plaintiff to select cities with the strongest claims to be tried first. After we settled with the City of Los Angeles, the plaintiff made an offer to settle the balance of this case for $121.9 million, which we have rejected. We have a reserve in the amount of $9.1 million after-tax with respect to the James Jones litigation in our consolidated balance sheet as of September 30, 2002. We believe, on the basis of all available information, that this reserve is adequate to cover our probable and reasonably estimable losses resulting from the James Jones litigation. We have provided for our estimates of probable losses for certain aspects of this case, which we believe are reasonably estimable. For other aspects of this case, we are unable to estimate a range of loss. However, litigation is inherently uncertain, and we believe that there exists a reasonable possibility that we may ultimately incur losses in the James Jones litigation in excess of the amount accrued. We are currently unable to make an estimate of the range of any additional losses.

      On February 14, 2001, Watts filed a complaint in the California Superior Court against its insurers for coverage of the claims in the Armenta case. The James Jones Company filed a similar complaint, the cases were consolidated, and on October 30, 2001 the California Superior Court made a summary adjudication ruling that Zurich American Insurance Company must pay all reasonable defense costs incurred by us in the Armenta case since April 23, 1998 as well as our future defense costs in this case until its final resolution. Zurich appealed the October 30, 2001 ruling, and on March 7, 2002, the California Court of Appeal granted Watts' motion to dismiss Zurich's appeal. After the trial court's resolution of the coverage case, Zurich can then appeal this ruling. On September 5, 2002, in compliance with the October 30, 2001 ruling, Zurich paid Watts approximately $9.5 million of defense costs which includes 10% interest that Watts had previously submitted to Zurich for payment. Zurich has asserted that this amount is subject to reimbursement under Deductible Agreements between Watts and Zurich. Management and counsel anticipate that the Company will still be challenged but that it will ultimately prevail on this issue. On October 24, 2002, the California Superior Court made another summary adjudication ruling that Zurich must indemnify and pay Watts for the amounts Watts must pay under its settlement agreement with the City of Los Angeles. Zurich will be able to appeal this ruling. We are currently unable to predict the outcome of the litigation relating to the Los Angeles indemnification coverage. We intend to continue to contest vigorously the Armenta case and its related litigation.

Asbestos Litigation
-------------------

      As of September 30, 2002, the Company was a defendant in approximately 55 actions filed in Mississippi and New Jersey state courts alleging injury or death as a result of exposure to asbestos. These filings typically name multiple defendants and are filed on behalf of many plaintiffs. They do not identify any products of the Company as a source of asbestos exposure. Based on the facts presently known to it, the Company does not believe this litigation will have a material adverse effect on its liquidity, financial condition or results of operations.

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

Other Litigation
----------------

      Other lawsuits and proceedings or claims, arising from the ordinary course of operations, are also pending or threatened against us and our subsidiaries. Based on the facts presently known to us, we do not believe that the ultimate outcome of these other litigation matters will have a material adverse effect on our financial condition or results of operation.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

(a) The exhibits are furnished elsewhere in this report.

(b) Reports filed on Form 8-K during the Quarter ended September 30, 2002.

      A Form 8-K was filed on August 9, 2002, under Item 9, attaching copies of the Certifications submitted to the SEC by Chief Executive Officer, Patrick S. O'Keefe and Chief Financial Officer, William C. McCartney of Watts Industries, Inc. required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      A Form 8-K was filed on August 20, 2002, under Item 5, incorporating by reference Watts Industries, Inc.'s August 15, 2002 press release announcing that the SEC had commenced a civil action against Mr. Timothy P. Horne, a Director of the Company, relating to his personal trading in the shares of Central Sprinkler Corporation in May 1999.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        WATTS INDUSTRIES, INC.


Date:    November 12, 2002       By:   /s/ Patrick S. O'Keefe
         ------------------            ----------------------
                                       Patrick S. O'Keefe
                                       Chief Executive Officer


Date:    November 12, 2002       By:   /s/ William C. McCartney
         -----------------             ------------------------
                                       William C. McCartney
                                       Chief Financial Officer and Treasurer

                             WATTS INDUSTRIES, INC.
                            CERTIFICATION PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

CERTIFICATIONS
--------------

I, Patrick S. O'Keefe, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Watts Industries, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
      -----------------                   /s/ Patrick S. O'Keefe
                                          ----------------------
                                          Patrick S. O'Keefe
                                          Chief Executive Officer

                             WATTS INDUSTRIES, INC.
                            CERTIFICATION PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

CERTIFICATIONS
--------------

I, William C. McCartney, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Watts Industries, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
      -----------------
                                        /s/ William C. McCartney
                                        -----------------------------
                                        William C. McCartney
                                        Chief Financial Officer and Treasurer

EXHIBIT INDEX
-------------

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.       Description
-----------       -----------

3.1               Restated Certificate of Incorporation, as amended.  (1)

3.2               Amended and Restated By-Laws, as amended July 24, 2002

11                Computation of Earnings per Share (2)

                  (1) Incorporated by reference to the relevant exhibit to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 1995.

                  (2) Incorporated by reference to the Notes to Consolidated Financial Statements, Note 6, of this Report.