Form 10-K
period 2002-12-31
WATTS INDUSTRIES INC
filed 2003-03-26
CIK 795403

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended 12/31/02
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-11499

WATTS INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	04-2916536 (I.R.S. Employer Identification No.)
815 Chestnut Street, North Andover, MA (Address of principal executive offices)	01845 (Zip Code)
Registrant's telephone number, including area code: (978) 688-1811

Securities registered pursuant to Section 12(b) of the Act:
 Class A Common Stock, par value $.10 per share
Name of exchange on which registered: New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

        Aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant on June 28, 2002 was $353,381,531.

        As of March 18, 2003, 18,873,740 shares of Class A Common Stock, $.10 par value, 8,185,224 shares of Class B Common Stock, $.10 par value, of the Registrant were outstanding.

Documents Incorporated by Reference

        Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on May 20, 2003, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.    BUSINESS.

        This annual report on Form 10-K contains statements which are not historical facts and are considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements contain projections of our future results of operations, our financial position or state other forward-looking information. In some cases you can identify these statements by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "should," "will" and "would" or similar words. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors may cause our actual results, performance or achievements to differ materially from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements. Some of the factors that might cause these differences are described under Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations—Certain Factors Affecting Future Results." You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences. These forward-looking statements were based on information, plans and estimates at the date of this report, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

Overview

        For more than 125 years, we have designed and manufactured valves and related products that promote the comfort and safety of people and the quality and conservation of water use in commercial, residential and light industrial applications. Watts has focused on the valve industry since our inception in 1874, when we were founded to design and produce steam regulators for New England textile mills and power plants. We were incorporated in Delaware in 1985.

        Our primary objective is to increase sales and earnings by expanding into new markets, growing internal sales within existing and new markets, making selected acquisitions and reducing manufacturing costs.

        We intend to expand into new markets by continually targeting selected new markets based on growth potential. For example, we entered the do-it-yourself (DIY) market through our acquisition of Jameco Industries in July 1994. Since then, we have increased our DIY sales to approximately $124 million, primarily through internal growth driven by merchandising and new product introduction.

        We intend to grow internal sales within existing and new markets and continue to introduce products in both existing and new markets. We are focused on enhancing our preferred brands, developing new complementary products, promoting plumbing code development to drive sales of safety and water quality products and continuously improving merchandising in both the DIY and wholesale distribution channels. We promote the adoption of plumbing codes that often support the use of our products, such as thermostatic mixing valves, that reduce the risk of being scalded by water.

        We are selective in making acquisitions and have completed nine acquisitions in the last two years. Our acquisitions have increased our market share in our core markets and provided us access to new complementary markets as well as access to lower-cost manufacturing operations worldwide. Our acquisition of F&R Foerster and Rothmann GmbH in July 2002 expanded our overall gauge product offering and increased our presence in both the French and German markets. Our acquisition of Hunter Innovations in May 2002 provided next-generation technology for backflow prevention devices for both the fire protection and plumbing markets. The improved product features include lighter weight, more compact design, better flow characteristics, improved serviceability and multiple end-connection options. Our acquisition of Powers Process Controls in September 2001 broadened our product line offering in the thermostatic mixing valves into the commercial and institutional facilities. Our acquisition of Premier Manufactured Systems in June 2001 marked our entry into the water filtration products market.

        We have made a commitment to significantly reduce our manufacturing costs. We are consolidating factories and reducing our manufacturing capacity in both North America and Europe, while at the same time expanding our manufacturing capacity in lower cost areas of the world. In 2002, we established our second joint venture in China, as well as began construction of a wholly owned factory in Tianjin, China, which we expect to be operational during 2003. We will manufacture some of our traditional bronze water control valves and backflow prevention devices in this new facility. We acquired a factory in Tunisia during 2002, which currently manufactures our thermostatic control product line, and we will be transferring additional production from some of our European factories to Tunisia during 2003. We completed the expansion of our Bulgarian plant in 2002 and are currently manufacturing our line of temperature and pressure gauges at this facility. Most importantly, we have organized our manufacturing restructuring program in a manner that we believe ensures the continued quality and timely delivery of our products to customers, and we will continue to seek opportunities for further cost reductions.

Recent Developments

        On August 7, 2002, we announced the appointment of a new Chief Executive Officer, Patrick S. O'Keefe, to replace Timothy P. Horne who retired as Chairman of the Board, Chief Executive Officer and President. Mr. Horne retired as an employee of the Company on December 31, 2002. Mr. Horne is a consultant to the Company and remains as a Director. The Board has nominated and elected Mr. Gordon W. Moran as its non-executive Chairman. Mr. Moran has served on the Board since 1990. Mr. O'Keefe has also been elected to the Board.

        On July 29, 2002, we acquired F&R Foerster and Rothmann GmbH (F&R) located in Neuenburg am Rhein, Germany, for approximately $2.3 million in cash less assumed net debt of $0.8 million. F&R manufactures and distributes a line of gauges predominantly to the French and German OEM markets. F&R's annual revenue, prior to the acquisition, was approximately 4 million euro. Our December 31, 2002 Consolidated Balance Sheet contains a purchase price allocation consistent with the guidelines in Financial Accounting Standards Board Statement No. 141, "Business Combinations" (FAS 141).

        On July 15, 2002, we acquired ADEV Electronic SA (ADEV) located in Rosieres, France and its closely affiliated distributor, E.K. Eminent A.B. (Eminent) located in Gothenburg, Sweden for approximately $12.9 million in cash less assumed net debt of $3.5 million. ADEV also has a low cost manufacturing facility located in Tunisia. ADEV manufactures and distributes electronic systems predominantly to the OEM market. Their product lines include thermostats and controls for heating, ventilation and air conditioning, control systems for hydronic and electric floor warming systems, and controls for other residential applications. Eminent distributes electronic controls, mechanical thermostats and other electric control related products throughout the European Nordic countries. The two companies' combined annual revenue preceding the acquisition was approximately 30 million euro. Our December 31, 2002 Consolidated Balance Sheet contains a purchase price allocation consistent with the guidelines in FAS 141.

        On May 9, 2002, we acquired Hunter Innovations of Sacramento, California for $25 million, of which approximately $10 million was paid in cash at the closing and the balance in interest bearing notes, payable in equal installments over the next four years. Hunter Innovations was founded in 1995 and has developed a line of large backflow prevention devices that represent a significant advance in technology. The improved product features that are important to the backflow prevention markets include lighter weight, more compact design, better flow characteristics, improved serviceability and multiple end-connection and shutoff valve options. Hunter Innovations' sales during the twelve months preceding the acquisition were approximately $1.5 million. Unlike most of our acquisitions, Hunter did not have significant historical revenues or earnings. Nonetheless, the purchase price was based on projected revenues and earnings as utilized in other acquisitions. During the quarter ending September 30, 2002, we obtained a third-party valuation to allocate the purchase price. Consistent with the guidelines in FAS 141, the allocation for goodwill was approximately $16.8 million and approximately $11.7 million was for intangibles, which are classified in "Other Assets: Other" in our Consolidated Balance Sheet as of December 31, 2002. Of the $11.7 million of acquired intangible assets, $9.2 million was assigned to unpatented technology that is not currently subject to amortization and $2.5 million to patents (twenty-year useful life). The $16.8 million of goodwill was assigned to the North American segment, none of which is deductible for tax purposes.

        On March 5, 2002, we entered into a joint venture with the Yuhuan County Cheng Guan Metal Hose Factory (Cheng Guan) located in Taizhou, Zhejiang Province of the People's Republic of China. Cheng Guan, with annual sales prior to the transaction of approximately $15 million, is a manufacturer of a variety of plumbing products sold both into the Chinese domestic market and export markets. Its product lines were contributed to the joint venture and include hose, hose connectors, multi-layer tubing and stainless steel braided hose. The joint venture is owned 60% by us and 40% by our Chinese partner. We will invest $7.8 million to obtain this 60% interest, $5.0 million of which had been paid as of December 31, 2002. Our December 31, 2002 Consolidated Balance Sheet contains a purchase price allocation of the joint venture. The allocation for goodwill was approximately $3 million and approximately $2 million was for other amortizable intangibles, which are classified in "Other Assets: Other" in our Consolidated Balance Sheet as of December 31, 2002.

        We are in the process of implementing a plan to consolidate several of our manufacturing plants both in North America and Europe. At the same time we are expanding our manufacturing capacity in China and other low cost areas of the world. The implementation of this manufacturing restructuring plan began during the fourth quarter of fiscal 2001. The projects for which charges were recorded in the fourth quarter of fiscal 2001 are essentially complete. During 2002, we decided to expand the scope of the manufacturing restructuring plan and transfer certain production to low cost manufacturing plants in Tunisia and Bulgaria. The expanded plan is expected to be completed by the end of fiscal 2003. We anticipate that the pre-tax cost of the manufacturing restructuring plan will be $12.8 million. We recorded pre-tax manufacturing restructuring and other costs of $5.8 million in the fourth quarter of fiscal 2001 and $4.1 million for fiscal 2002. We anticipate recording additional pre-tax costs of approximately $2.9 million in fiscal 2003 as we continue to implement the program. The manufacturing restructuring and other costs recorded in 2001 and 2002 consist primarily of severance costs, asset write-downs and accelerated depreciation. The severance costs, which have been recorded as restructuring, are for 38 employees in manufacturing and administration groups, 26 of whom have been terminated as of December 31, 2002. Asset write-downs consist primarily of write-offs of inventory related to product lines that we have discontinued as part of this restructuring plan and they have been recorded in cost of goods sold. Accelerated depreciation is based on shorter remaining estimated useful lives of certain fixed assets and has been recorded in cost of goods sold. Other costs consist primarily of removal and shipping costs associated with relocation of manufacturing equipment and has been recorded in cost of goods sold. The tax benefits of costs incurred and asset write-downs will approximate the amount of cash outlays to implement this program, which would allow us to complete the restructuring plan with a minimum consumption of cash. Following the completion of the plan, we estimate an annual pre-tax savings of approximately $5.0 million at current production volume.

Products

        We are a leading supplier of products for use in the water quality, water safety, water flow control and water conservation markets in both North America and Europe. We believe that, within a majority of the markets we serve, we have the broadest product lines in terms of design distinction, size and configuration. Our principal product lines include:

  •
  backflow preventers for preventing contamination of potable water caused by reverse flow within water supply lines and fire protection systems;
  •
  flow control valves, including ball valves, butterfly valves, gate valves and globe valves;
  •
  thermostatic mixing valves for tempering water in commercial and residential applications;
  •
  a wide range of water pressure regulators for both commercial and residential applications;
  •
  water supply and drainage products for commercial and residential applications;
  •
  temperature and pressure relief valves for water heaters, boilers and associated systems; and
  •
  point-of-use water filtration and reverse osmosis systems for both commercial and residential applications.

Customers and Markets

        We sell our products to plumbing, heating and mechanical wholesale distributors, major DIY chains and original equipment manufacturers (OEMs).

        Wholesalers.    Approximately 67% of our 2002 sales were to wholesale distributors for both commercial and residential applications. We rely on commissioned representative organizations, some of which maintain a consigned inventory of our products, to market our product lines.

        DIY retail.    Approximately 20% of our 2002 sales were to DIY retail customers, primarily in North America. Our DIY customers demand less technical products, but are highly receptive to innovative designs and new product ideas. Our DIY retail sales over the past several years have increased dramatically as a result of our development of unique new products and successful merchandising efforts.

        OEMs.    Approximately 13% of our 2002 sales were to OEMs in both North America and Europe. In North America, our typical OEM customers are water heater manufacturers, equipment manufacturers, who need flow control devices, and water systems manufacturers, who need backflow preventers. Our sales to OEMs in Europe are primarily to boiler manufacturers and radiant systems manufacturers.

        Our largest customer, The Home Depot, Inc., accounted for approximately $63.0 million, or 10.2%, of our total net sales in 2002. Our second largest customer represented approximately 3.5% of our total net sales in 2002. Our top ten customers accounted for approximately 25.4% of our total net sales in 2002; thousands of other customers comprised the remaining 74.6%.

Marketing and Sales

        We rely primarily on commissioned, independent representatives, some of which maintain a consigned inventory of our products, to market our product lines. These representatives sell primarily to plumbing and heating wholesalers or service DIY store locations in North America. We also sell products for the residential construction and home repair and remodeling industries through DIY plumbing retailers, national catalog distribution companies, hardware stores, building material outlets and retail home center chains and through our existing plumbing and heating wholesalers. In addition, we sell products directly to certain large OEMs and private label accounts.

Manufacturing

        We have fully integrated and highly automated manufacturing capabilities, including bronze and iron foundries, machining, plastic injection molding and assembly operations. Our foundry operations include metal pouring systems, automatic core making, yellow brass forging and brass and bronze die castings. Our machining operations feature computer-controlled machine tools, high-speed chucking machines with robotics and automatic screw machines for machining bronze, brass and steel components. We have invested heavily in recent years to expand our manufacturing base and to ensure the availability of the most efficient and productive equipment. We are committed to maintaining our manufacturing equipment at a level consistent with current technology in order to maintain high levels of quality and manufacturing efficiencies.

        Our capital expenditure budget for fiscal 2003 is $18.0 million, primarily for manufacturing machinery and equipment. We have substantially completed our implementation of an integrated enterprise-wide software system (ERP) in our U.S. and Canadian locations with a focus on inventory management, production scheduling and electronic data interchange. This has enabled us to provide better service to our customers, improve working capital management, lower transaction costs and improve e-commerce capabilities.

        Capital expenditures and depreciation and amortization for the following historical periods were as follows:

Period	Capital Expenditures	Depreciation and Amortization
Twelve months ending December 31, 2002	$19.6 million	$22.3 million
Twelve months ending December 31, 2001	$16.0 million	$23.7 million
Twelve months ending December 31, 2000	$14.2 million	$20.1 million

Raw Materials

        The three most significant raw materials used in our production processes are bronze ingot, brass rod and cast iron. While we historically have not experienced significant difficulties in obtaining these commodities in quantities sufficient for our operations, there have been significant changes in their prices. Our gross profit margins are adversely affected to the extent that the selling prices of our products do not increase proportionately with increases in the cost of bronze ingot, brass rod and cast iron. Any significant unanticipated increase or decrease in the prices of these commodities could materially affect our results of operations. We manage this risk by monitoring related market prices, working with our suppliers to achieve the maximum level of stability in their costs and related pricing, seeking alternative supply sources when necessary and passing increases in commodity costs to our customers, to the maximum extent possible, when they occur. Additionally, on a limited basis, we use commodity futures contracts to manage this risk. We did not purchase any commodity futures contracts during fiscal 2002. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk."

Code Compliance

        Products representing a majority of our sales are subject to regulatory standards and code enforcement which typically require that these products meet stringent performance criteria. Standards are established by such industry test and certification organizations as the American Society of Mechanical Engineers (A.S.M.E.), the Canadian Standards Association (C.S.A.), the American Society of Sanitary Engineers (A.S.S.E.), the University of Southern California Foundation for Cross-Connection Control, the International Association of Plumbing and Mechanical Officials (I.A.P.M.O.), Factory Mutual (FM) and Underwriters Laboratory (UL). These standards are incorporated into state and municipal plumbing and heating, building and fire protection codes.

        European regulatory standards vary by country. The major standards which our products must meet are AFNOR (France), DVGW (Germany), UNI (Italy), KIWA (Netherlands) and WRAS (United Kingdom). Certain products must be approved by The European Committee for Standardization (CEN).

        Together with our manufacturers' representative organizations, we have consistently advocated the development and enforcement of plumbing codes. We maintain stringent quality control and testing procedures at each of our manufacturing facilities in order to manufacture products in compliance with code requirements. We believe that significant product development, product testing capability and investment in plant and equipment is needed to manufacture products in compliance with code requirements. Additionally, a majority of our manufacturing facilities are ISO 9000, 9001 or 9002 certified by the International Organization for Standardization.

Product Development and Engineering

        We maintain our own product development and design teams in North America, Europe and Asia that continuously enhance our existing products and develop new products. We maintain sophisticated product development and testing laboratories. Our efforts in this area have been particularly successful in the retail DIY market, which values innovation in product design.

Competition

        The domestic and international markets for valves are intensely competitive and require us to compete against some companies possessing greater financial, marketing and other resources than ours. Our management considers brand preference, engineering specifications, plumbing code requirements, price, technological expertise, delivery times and breadth of product offerings to be the primary competitive factors. We believe that new product development and product engineering are also important to success in the valve industry and that our position in the industry is attributable in significant part to our ability to develop new and innovative products quickly and to adapt and enhance existing products. We continue to develop new and innovative products to enhance market position and are continuing to implement manufacturing and design programs to reduce costs. We cannot be certain that our efforts to develop new products will be successful or that our customers will accept our new products. Although we own certain patents and trademarks that we consider to be of importance, we do not believe that our business and competitiveness as a whole are dependent on any one of our patents or trademarks or on patent or trademark protection generally.

Backlog

        Backlog was $42.7 million at February 14, 2003 and $25.1 million at February 8, 2002. We do not believe that our backlog at any point in time is indicative of future operating results.

Employees

        As of December 31, 2002, our domestic and foreign operations employed approximately 3,765 people, plus 1,282 employees in our joint ventures in China. None of our employees in North America is covered by collective bargaining agreements. Our European employees are subject to the traditional national collective bargaining agreements. We believe that our employee relations are good.

Available Information

        We maintain a website with the address www.wattsind.com. The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. Other than an investor's own internet access charges, we make available free of charge through our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we have electronically filed such material with, or furnished such material to, the Securities and Exchange Commission.

Executive Officers and Directors

        Set forth below are the names of our executive officers and directors, their respective ages and positions with our Company and a brief summary of their business experience for the past five years:

Name	Age	Position
Patrick S. O'Keefe	50	Chief Executive Officer, President and Director
William C. McCartney	48	Chief Financial Officer, Treasurer and Secretary
Ernest E. Elliott	50	Executive Vice President of Wholesale Sales and Marketing
Jeffrey A. Polofsky	43	Executive Vice President of Retail Sales and Marketing
Robert T. McLaurin	71	Corporate Vice President of Asian Operations
Paul A. Lacourciere	47	Corporate Vice President of Manufacturing
Dennis Cawte	51	Group Managing Director Europe
Lester J. Taufen	59	General Counsel, Vice President of Legal Affairs and Assistant Secretary
Timothy P. Horne	64	Director
Kenneth J. McAvoy(1)	62	Director
Gordon W. Moran(1)(2)	63	Non-Executive Chairman of the Board and Director
Daniel J. Murphy, III(1)(2)	60	Director
Roger A. Young(1)	56	Director

(1)
Member of the Audit Committee
(2)
Member of the Stock Option and Compensation Committee

        Patrick S. O'Keefe joined our Company in August 2002. Prior to joining our Company, Mr. O'Keefe served as President, Chief Executive Officer and Director of Industrial Distribution Group, a supplier of maintenance, repair, operating and production products, from 1999 to 2001. He was Chief Executive Officer of Zep Manufacturing, a unit of National Service Industries and a manufacturer of specialty chemicals throughout North America, Europe and Australia, from 1997 to 1999. He has also held various senior management positions with Crane Co. from 1994 to 1997.

        William C. McCartney joined our Company in 1985 as Controller. He was appointed our Vice President of Finance in 1994 and served as our Corporate Controller from April 1988 to December 1999. Mr. McCartney was appointed Chief Financial Officer, Treasurer and Secretary on January 1, 2000.

        Ernest E. Elliott joined our Company in 1986, serving in a variety of sales and marketing roles. Mr. Elliott was appointed Vice President of Sales in 1991 and Executive Vice President of Wholesale Sales and Marketing in 1996. Prior to joining our Company, Mr. Elliott was Vice President of BTR Inc.'s Valve Group, a diversified manufacturer of industrial and commercial valve products.

        Jeffrey A. Polofsky joined our Company in October 1998 as the Vice President and General Manager of Anderson Barrows Metals Company. He was named Executive Vice President of Retail

Sales and Marketing in January 2000. Prior to joining the Company, Mr. Polofsky was employed at Desa International, a manufacturer of consumer hard goods, from 1988 to 1998.

        Robert T. McLaurin was appointed Corporate Vice President of Asian Operations in August 1994. He served as the Senior Vice President of Manufacturing of Watts Regulator Co. from 1983 to August 1994. He joined Watts Regulator Company as Vice President of Manufacturing in 1978.

        Paul A. Lacourciere joined our Company in 1986 and became Vice President of New Hampshire operations in 1989. He was appointed Vice President of Manufacturing for our Watts Regulator division in 1991 and moved to corporate as Executive Vice President in 1993. Mr. Lacourciere served as President of the Watts Regulator division for two years before taking over as Corporate Vice President of Manufacturing in 1997.

        Dennis Cawte joined our Company in October 2001 and was appointed Group Managing Director Europe. Prior to joining our Company, Mr. Cawte was President of Precision Castparts Corp., a manufacturer of components and castings to the aeronautical industry, from 1999 to 2001. Mr. Cawte had also worked for Keystone Valve International, a manufacturer and distributor of industrial valves, for 20 years, his most recent position was the Director of Northern European Operations.

        Lester J. Taufen joined our Company in January 1999 as Associate Corporate Counsel. He was appointed General Counsel and Vice President of Legal Affairs, and Assistant Secretary in January 2000. Prior to joining our Company, Mr. Taufen was employed for 13 years at Elf Atochem North America, a chemical manufacturing company, serving as Senior Counsel.

        Timothy P. Horne has been a Director since 1962. Mr. Horne was employed by Watts since September 1959 and served as our President from 1976 to 1978, from 1994 to April 1997 and from October 1999 to August 2002. He served as Chief Executive Officer from 1978 to August 2002, and he served as Chairman of our Board of Directors from April 1986 to August 2002. Mr. Horne retired from Watts on December 31, 2002.

        Kenneth J. McAvoy was Controller of the Company from 1981 to 1986 and Chief Financial Officer and Treasurer from 1986 to 1999. He also served the offices of Vice President of Finance from 1984 to 1994; Executive Vice President of European Operations from 1994 to 1996; and Secretary from 1985 to 1999. Mr. McAvoy retired from our Company on December 31, 1999.

        Gordon W. Moran has been the Chairman of Hollingsworth & Vose Company, a paper manufacturer, since 1997, and served as its President and Chief Executive Officer from 1983 to 1998.

        Daniel J. Murphy, III has been the Chairman of Northmark Bank, a commercial bank, since August 1987. Prior to forming Northmark Bank in 1987, Mr. Murphy was a Managing Director of Knightsbridge Partners, a venture capital firm, from January to August 1987, and President and a Director of Arltru Bancorporation, a bank holding company, and its wholly-owned subsidiary, Arlington Trust Company from 1980 to 1986. Mr. Murphy is a Director of Bay State Gas Company and CIRCOR International.

        Roger A. Young has been the Chairman of the Board of Directors of Bay State Gas Company, a wholly-owned subsidiary of NiSource, since 1996 and has served on its Board since 1975. Mr. Young was elected President and Chief Operating Officer of Bay State Gas Company in 1981 and Chief Executive Officer in 1990, serving in such positions until 1999. Mr. Young has also been a Director of NiSource since 1999.

Product Liability, Environmental and Other Litigation Matters

        We are subject to a variety of potential liabilities connected with our business operations, including potential liabilities and expenses associated with possible product defects or failures and compliance with environmental laws. We maintain product liability and other insurance coverage, which we believe to be generally in accordance with industry practices. Nonetheless, such insurance coverage may not be adequate to protect us fully against substantial damage claims, which may arise from product defects and failures.

James Jones Litigation

        On June 25, 1997, Nora Armenta (the Relator) sued James Jones Company, Watts Industries, which formerly owned James Jones, Mueller Co. and Tyco International (U.S.) in the California Superior Court for Los Angeles County. By this complaint and an amended complaint filed on November 4, 1998 (First Amended Complaint), Armenta, a former employee of James Jones, sued on behalf of 34 municipalities as a qui tam plaintiff under the California False Claims Act (the Armenta case). Late in 1998, the Los Angeles Department of Water and Power (LADWP) intervened. In December 2000, the court allowed the Relator to file a Second Amended Complaint, which added a number of new cities and water districts as plaintiffs and brought the total number of plaintiffs to 161. On June 3, 2002, the California Superior Court excluded 47 cities from this total of 161. The Relator was not able to obtain appellate modification of this order. To date, 14 of the total number of plaintiffs have intervened.

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

        In June 2001, we and the other defendants reached a proposed settlement with the LADWP, one of the plaintiffs, which was approved by the California Superior Court on October 31, 2001 and by the Los Angeles City Council on December 14, 2001.

        The Relator seeks three times an unspecified amount of actual damages and alleges that the municipalities have suffered hundreds of millions of dollars in damages. The Relator also seeks civil penalties of $10,000 for each false claim and alleges that defendants are responsible for tens of thousands of false claims. We settled with the City of Los Angeles, by far the most significant city, for $5.7 million plus the Relator's statutory share and attorneys' fees. Co-defendants will contribute $2.0 million toward this settlement. The court has required the Relator to select cities with the strongest claims to be tried first. After we settled with the City of Los Angeles, the Relator made an offer to settle the balance of this case for $121.9 million, which we have rejected. We have a reserve in the amount of $10.5 million after-tax with respect to the James Jones Litigation in our consolidated balance sheet as of December 31, 2002. We believe on the basis of all available information, that this reserve is adequate to cover our probable and reasonably estimable losses resulting from the James

Jones Litigation. However, litigation is inherently uncertain, and we believe that there exists a reasonable possibility that we may ultimately incur losses in the James Jones Litigation in excess of the amount accrued. We are currently unable to make an estimate of the range of any additional losses.

        On February 14, 2001, we filed a complaint in the California Superior Court against our insurers for coverage of the claims in the Armenta case. The James Jones Company filed a similar complaint, the cases were consolidated, and on October 30, 2001 the California Superior Court made a summary adjudication ruling that Zurich American Insurance Company must pay all reasonable defense costs incurred by us in the Armenta case since April 23, 1998 as well as our future defense costs in this case until its final resolution. On September 5, 2002, in compliance with the October 30, 2001 ruling and a subsequent California Superior Court order, Zurich paid us approximately $9.5 million for defense costs with 10% interest that we had previously submitted to Zurich for payment. On October 24, 2002, the California Superior Court made another summary adjudication ruling that Zurich must indemnify and pay us for the amounts we must pay under the settlement agreement with the City of Los Angeles, and, on January 16, 2003, Zurich paid us $2.7 million in compliance with this order. Zurich has asserted that all amounts paid are subject to reimbursement under Deductible Agreements between the Company and Zurich and as such we have not recorded income associated with these payments. Management and counsel anticipate that we will still be challenged but that we will ultimately prevail on this issue. Zurich has sought appellate review of the orders requiring it to pay the $9.5 million of defense costs and to indemnify us for the settlement with the City of Los Angeles, and the California Court of Appeal has agreed to review the orders that require payment of defense costs. We are currently unable to predict the outcome of the litigation relating to the Los Angeles indemnification coverage. We intend to continue to contest vigorously this insurance coverage case and the related litigation.

        Based on management's assessment, we do not believe that the ultimate outcome of the James Jones case will have a material adverse effect on our liquidity, financial condition or results of operations. While this assessment is based on all available information, litigation is inherently uncertain, and the actual liability to us to fully resolve this litigation cannot be predicted with any certainty. We intend to continue to contest vigorously the James Jones case and the related litigation.

Environmental

        Certain of our operations generate solid and hazardous wastes, which are disposed of elsewhere by arrangement with the owners or operators of disposal sites or with transporters of such waste. Our foundry and other operations are subject to various federal, state and local laws and regulations relating to environmental quality. Compliance with these laws and regulations requires us to incur expenses and monitor our operations on an ongoing basis. We cannot predict the effect of future requirements on our capital expenditures, earnings or competitive position due to any changes in federal, state or local environmental laws, regulations or ordinances.

        For several years, the New York Attorney General (NYAG) has threatened to bring suit against approximately 16 Potentially Responsible Parties (PRPs), including Watts for incurred remediation costs and for operation and maintenance costs that will be incurred in connection with the cleanup of a landfill site in Babylon, Long Island. The NYAG has identified recovery numbers between $19 million and $24 million, but it is too early to know what the final recovery number will be, what the final number of PRPs will be or what proportion of the final costs may be allocated to us.

        In addition to the Babylon Site, we are currently a party to or otherwise involved in various administrative or legal proceedings under federal, state or local environmental laws or regulations involving a limited number of sites. Based on facts presently known to us, we do not believe that the outcome of these environmental proceedings will have a material adverse effect on our financial condition or results of operations. Given the nature and scope of our manufacturing operations, there can be no assurance that we will not become subject to other environmental proceedings and liabilities in the future which may be material to us. See Note 15 of the Notes to the Consolidated Financial Statements.

Asbestos Litigation

        As of December 31, 2002, we are a defendant in approximately 60 actions filed in Mississippi and New Jersey state courts and alleging injury or death as a result of exposure to asbestos. These filings typically name multiple defendants, and are filed on behalf of many plaintiffs. They do not identify any particular products of ours as a source of asbestos exposure, and there is no reason to conclude that these filings will have a material effect on our liquidity, financial condition or results of operations.

Chinese Joint Venture

        In the course of the audit of our consolidated financial statements for the year ended December 31, 2002, we became aware of a number of unauthorized actions taken by our joint venture partner in Tianjin Tanggu Watts Valve Company Limited, or TWT, our joint venture located in Tianjin, China, that may result in liability to us.

        First, our joint venture partner diverted cash from and diverted cash receipts into an account designated to cover various employee benefit obligations of TWT, to pay other expenses, including payment of other TWT expenses and for other purposes. We believe that this unauthorized activity commenced in 1994 and continued through the year ended December 31, 2002. In the quarter ended December 31, 2002, we recorded a charge, net of tax benefit, of $164,368 to account for unrecorded expenses and other identified liabilities resulting from the unauthorized activity in the account over the eight-year period.

        Second, our joint venture partner, acting without our authorization, appears to have obtained from the Chinese government business licenses on behalf of a number of distributors of TWT products that may cause TWT to be liable for unsatisfied obligations, if any, of these distributors of TWT products. At this time, we are unable to estimate the amount of any such liabilities. We are taking action to rescind any unauthorized transactions and to minimize any liability to us that may arise as a result of these actions.

        We are continuing to gather information with respect to these matters. Management does not believe the contingencies relating to either the account noted above or the liabilities arising from the business licenses will result in a material impact on the Company's financial statements. See Note 19 of the Notes to the Consolidated Financial Statements.

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

Item 2.    PROPERTIES.

        We maintain 40 facilities worldwide with our corporate headquarters located in North Andover, Massachusetts. The manufacturing operations include five casting foundries, two of which are located in the United States, one in Europe and two in Tianjin, China, and we maintain one yellow brass forging foundry located in Italy. Castings and forgings from these foundries and other components are machined and assembled into finished valves at 25 manufacturing facilities located in the United States, Canada, Europe and China. Many of these facilities contain sales offices or warehouses from which we ship finished goods to customers and commissioned representative organizations. All our operating facilities and the related real estate are owned by us, except the buildings and land located in Tianjin, China which are leased by our joint venture, with a remaining term of approximately 23 years, the land on which our manufacturing facility is located in Taizhou, China, with a remaining term of 50 years and except for the following facilities, each of which is leased:

Type of Facility	Location	Lease Expiration
Manufacturing	Springfield, MO	2004
Manufacturing	Phoenix, AZ	2010
Manufacturing	Woodland, CA	2008
Manufacturing	Sacramento, CA	2005
Warehouse	Reno, NV	2003
Sales Office	Kennesaw, GA	2007
Sales Office	Des Plaines, IL	2008
Manufacturing	Rosieres, France	2015
Manufacturing	Monastir, Tunisia	2004
Manufacturing	Neuenburg am Rhein, Germany	2004
Manufacturing	Barcelona, Spain	2004
Sales Office	Evesham, UK	2016
Sales Office	Molndal, Sweden	2007
Sales Office	Gliwice, Poland	2003
Sales Office	Vilnius, Lithuania	2003
Warehouse	Wingene, Belgium	2003
Warehouse	Chartres, France	2004

        Certain of our facilities are subject to mortgages and collateral assignments under loan agreements with long-term lenders. In general, we believe that our properties, including machinery, tools and equipment, are in good condition, well maintained and adequate and suitable for their intended uses. We believe that our manufacturing facilities are currently operating at a level that our management considers normal capacity. This utilization is subject to change as a result of increases or decreases in sales.

Item 3.    LEGAL PROCEEDINGS.

Item 3(a).	We are from time to time involved in various legal and administrative procedures. See Part I, Item 1, "Business—Product Liability, Environmental and Other Litigation Matters".
Item 3(b).	See Part I, Item 1, "Business—Product Liability, Environmental and Other Litigation Matters".

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        There were no matters submitted during the fourth quarter of the fiscal year covered by this Annual Report to a vote of security holders through solicitation of proxies or otherwise.

PART II

Item 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

        The following tabulation sets forth the high and low sales prices of our Class A Common Stock on the New York Stock Exchange during fiscal 2002, fiscal 2001 and fiscal 2000 and cash dividends paid per share.

	2002			2001			2000
	High	Low	Dividend	High	Low	Dividend	High	Low	Dividend
First Quarter	$17.22	$13.82	$0.06	$17.20	$11.75	$0.06	$15.50	$12.38	$.0875
Second Quarter	20.00	16.05	0.06	18.10	14.15	0.06	13.38	10.50	0.06
Third Quarter	20.12	15.82	0.06	16.30	11.70	0.06	13.00	9.56	0.06
Fourth Quarter	18.30	14.80	0.06	15.40	12.75	0.06	13.88	9.75	0.06

        There is no established public trading market for our Class B Common Stock, which is held exclusively by members of the Horne family and management. The principal holders of such stock are subject to restrictions on transfer with respect to their shares. Each share of our Class B Common Stock (10 votes per share) is convertible into one share of Class A Common Stock (1 vote per share).

        Aggregate common stock dividend payments for fiscal 2002, 2001 and 2000 were $6,490,000, $6,422,000 and $7,107,000, respectively. While we presently intend to continue to pay cash dividends, the payment of future cash dividends depends upon the Board of Directors' assessment of our earnings, financial condition, capital requirements and other factors.

        The number of record holders of our Class A Common Stock as of February 14, 2003 was 140. We believe that the number of beneficial shareholders of our Class A Common Stock was approximately 2,459 as of February 14, 2003. The number of record holders of our Class B Common Stock as of February 14, 2003 was 11.

Item 6.    SELECTED FINANCIAL DATA.

        The selected financial data set forth below should be read in conjunction with our consolidated financial statements, related Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

FIVE YEAR FINANCIAL SUMMARY
(Amounts in thousands, except per share information)

	Twelve(1) Months Ended 12/31/02	Twelve(2) Months Ended 12/31/01	Twelve(3) Months Ended 12/31/00	Six(4)(5)(6) Months Ended 12/31/99	Twelve(3)(5) Months Ended 6/30/99	Twelve(5) Months Ended 6/30/98
Selected Data
Net sales	$615,526	$548,940	$516,100	$261,019	$477,869	$444,735
Income from continuing operations	32,622	26,556	31,171	16,468	29,454	28,123
Income/(loss) from discontinued operations, net of taxes	—	—	(7,170)	(1,226)	6,502	25,246
Net income	32,622	26,556	24,001	15,242	35,956	53,369
Total assets	634,512	520,470	482,025	487,078	637,742	552,896
Long-term debt, net of current portion	56,276	123,212	105,377	123,991	118,916	71,647
Income per share from continuing operations-diluted	1.21	0.99	1.17	0.61	1.10	1.03
Income/(loss) per share from discontinued operations-diluted	—	—	(0.27)	(0.05)	0.24	0.92
Net income per share-diluted	1.21	0.99	0.90	0.56	1.34	1.95
Cash dividends declared per common share	$0.24	$0.24	$0.268	$0.175	$0.35	$0.33

(1)
For the fiscal year ended December 31, 2002, net income includes the following pre-tax costs: restructuring of $638,000; other costs consist of: inventory and other asset write-downs and accelerated depreciation of $2,491,000; and $960,000 of other related charges. The after-tax cost of these items was $2,552,000.

(2)
For the fiscal year ended December 31, 2001, net income includes the following pre-tax costs: restructuring of $1,454,000; other costs consist of: inventory and other asset write-downs and accelerated depreciation of $4,300,000; and $77,000 of other related charges. The after-tax cost of these items was $3,593,000.

(3)
In September 1996, we divested our Municipal Water Group of businesses, which included Henry Pratt, James Jones Company and Edward Barber and Company Ltd. Costs and expenses related to the Municipal Water Group, for fiscal 2000 and 1999 relate to legal and settlement costs associated with the James Jones litigation. The loss, net of taxes, consists of $7,170,000 and $3,000,000 for the twelve months ended December 31, 2000 and the twelve months ended December 31, 1999, respectively.

(4)
For the six months ended December 31, 1999, net income includes restructuring and other costs of $1,460,000 pre-tax or $861,000 net of tax.

(5)
On October 18,1999, we spun-off our industrial and oil and gas businesses into a separate publicly-traded company, CIRCOR International, Inc., or CIRCOR. Under the terms of the spin-off transaction, we distributed to our shareholders a tax-free dividend of one share of CIRCOR common stock for every two shares of our common stock owned as of the record date.

(6)
In May 1999, we changed our fiscal year end from June 30 to a calendar year. As a result, we reported a six-month transition period ending December 31, 1999.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Recent Developments

        On August 7, 2002, we announced the appointment of a new Chief Executive Officer, Patrick S. O'Keefe, to replace Timothy P. Horne who retired as Chairman of the Board, Chief Executive Officer and President. Mr. Horne retired as an employee of the Company on December 31, 2002. Mr. Horne is a consultant to the Company and remains as a Director. The Board has nominated and elected Mr. Gordon W. Moran as its non-executive Chairman. Mr. Moran has served on the Board since 1990. Mr. O'Keefe has also been elected to the Board.

        On July 29, 2002, we acquired F&R Foerster and Rothmann GmbH (F&R) located in Neuenburg am Rhein, Germany, for approximately $2.3 million in cash less assumed net debt of $0.8 million. F&R manufactures and distributes a line of gauges predominantly to the French and German OEM markets. F&R's annual revenue, prior to the acquisition, was approximately 4 million euro. Our December 31, 2002 Consolidated Balance Sheet contains a purchase price allocation consistent with the guidelines in Financial Accounting Standards Board Statement No. 141, "Business Combinations" (FAS 141).

        On July 15, 2002, we acquired ADEV Electronic SA (ADEV) located in Rosieres, France and its closely affiliated distributor, E.K. Eminent A.B. (Eminent) located in Gothenburg, Sweden for approximately $12.9 million in cash less assumed net debt of $3.5 million. ADEV also has a low cost manufacturing facility located in Tunisia. ADEV manufactures and distributes electronic systems predominantly to the OEM market. Their product lines include thermostats and controls for heating, ventilation and air conditioning, control systems for hydronic and electric floor warming systems, and controls for other residential applications. Eminent distributes electronic controls, mechanical thermostats and other electric control related products throughout the European Nordic countries. The two companies' combined annual revenue preceding the acquisition was approximately 30 million euro. Our December 31, 2002 Consolidated Balance Sheet contains a purchase price allocation consistent with the guidelines in FAS 141.

        On May 9, 2002, we acquired Hunter Innovations of Sacramento, California for $25 million, of which approximately $10 million was paid in cash at the closing and the balance in interest bearing notes, payable in equal installments over the next four years. Hunter Innovations was founded in 1995 and has developed a line of large backflow prevention devices that represent a significant advance in technology. The improved product features that are important to the backflow prevention markets include lighter weight, more compact design, better flow characteristics, improved serviceability and multiple end-connection and shutoff valve options. Hunter Innovations' sales during the twelve months preceding the acquisition were approximately $1.5 million. Unlike most of our acquisitions, Hunter did not have significant historical revenues or earnings. Nonetheless, the purchase price was based on projected revenues and earnings as utilized in other acquisitions. During the quarter ending September 30, 2002, we obtained a third-party valuation to allocate the purchase price. Consistent with the guidelines in FAS 141, the allocation for goodwill was approximately $16.8 million and approximately $11.7 million was for intangibles, which are classified in "Other Assets: Other" in our Consolidated Balance Sheet as of December 31, 2002. Of the $11.7 million of acquired intangible assets, $9.2 million was assigned to unpatented technology that is not currently subject to amortization and $2.5 million to patents (twenty-year useful life). The $16.8 million of goodwill was assigned to the North American segment, none of which is deductible for tax purposes.

        On March 5, 2002, we entered into a joint venture with the Yuhuan County Cheng Guan Metal Hose Factory (Cheng Guan) located in Taizhou, Zhejiang Province of the People's Republic of China. Cheng Guan, with annual sales prior to the transaction of approximately $15 million, is a manufacturer of a variety of plumbing products sold both into the Chinese domestic market and export markets. Its product lines were contributed to the joint venture and include hose, hose connectors, multi-layer tubing and stainless steel braided hose. The joint venture is owned 60% by us and 40% by our Chinese partner. We will invest $7.8 million to obtain this 60% interest, $5.0 million of which had been paid as of December 31, 2002. Our December 31, 2002 Consolidated Balance Sheet contains a purchase price allocation of the joint venture. The allocation for goodwill was approximately $3 million and approximately $2 million was for other amortizable intangibles, which are classified in "Other Assets: Other" in our Consolidated Balance Sheet as of December 31, 2002.

        As part of our $18.7 million capital expenditure budget for fiscal 2002, we expected to invest approximately $9.0 million to establish a 100% controlled bronze and brass manufacturing plant in Tianjin, China. We anticipate that the construction of the plant will be completed in early 2003. Any remaining costs are expected to be disbursed over the next two quarters of fiscal 2003. As of December 31, 2002, we have spent approximately $7.7 million.

        We are in the process of implementing a plan to consolidate several of our manufacturing plants both in North America and Europe. At the same time we are expanding our manufacturing capacity in China and other low cost areas of the world. The implementation of this manufacturing restructuring plan began during the fourth quarter of fiscal 2001. The projects for which charges were recorded in the fourth quarter of fiscal 2001 are essentially complete. During 2002, we decided to expand the scope of the manufacturing restructuring plan and transfer certain production to low cost manufacturing plants in Tunisia and Bulgaria. The expanded plan is expected to be completed by the end of fiscal 2003. We anticipate that the pre-tax cost of the manufacturing restructuring plan will be $12.8 million. We recorded pre-tax manufacturing restructuring and other costs of $5.8 million in the fourth quarter of fiscal 2001 and $4.1 million for fiscal 2002. We anticipate recording additional pre-tax costs of approximately $2.9 million in fiscal 2003 as we continue to implement the program. The manufacturing restructuring and other costs recorded in 2001 and 2002 consist primarily of severance costs, asset write-downs and accelerated depreciation. The severance costs, which have been recorded as restructuring, are for 38 employees in manufacturing and administration groups, 26 of whom have been terminated as of December 31, 2002. Asset write-downs consist primarily of write-offs of inventory related to product lines that we have discontinued as part of this restructuring plan and they have been recorded in cost of goods sold. Accelerated depreciation is based on shorter remaining estimated useful lives of certain fixed assets and has been recorded in cost of goods sold. Other costs consist primarily of removal and shipping costs associated with relocation of manufacturing equipment and has been recorded in cost of goods sold. The tax benefits of costs incurred and asset write-downs will approximate the amount of cash outlays to implement this program, which would allow us to complete the restructuring plan with a minimum consumption of cash. Following the completion of the plan, we estimate an annual pre-tax savings of approximately $5.0 million at current production volume.

        Our 2002 Annual Report to Shareholders discusses earnings as adjusted to exclude manufacturing restructuring and other costs and goodwill amortization for fiscal 2002 and 2001. Management believes this information to be an appropriate supplemental measure of the operating performance of our Company because it helps investors understand the impact of changes in accounting principles and the impact of our restructuring plan. It should not be considered an alternative to net income as an indication of our performance.

        A reconciliation of adjusted earnings to earnings as reported for the twelve months ended December 31, 2002, 2001 and 2000 is provided below. Adjusted earnings exclude restructuring, impairment and related costs for the twelve months ended December 31, 2002 and 2001 and also excludes goodwill amortization, based on the adoption of FAS 142, for the twelve months ended December 31, 2001 and 2000.

	Twelve Months Ended 12/31/02	Twelve Months Ended 12/31/01	Twelve Months Ended 12/31/00
		(in thousands)
Earnings as reported—continuing operations	$32,622	$26,556	$31,171
Cost of restructuring	2,552	3,593	—
Goodwill amortization	—	3,220	2,668

Adjusted earnings—continuing operations	$35,174	$33,369	$33,839

The components of restructuring and other costs are outlined below.
Restructuring	$638	$1,454	$—
Other costs	3,451	4,377	—

Total costs	4,089	5,831	—
Tax benefit	(1,537)	(2,238)	—

After tax cost	$2,552	$3,593	$—

Results of Operations

Twelve Months Ended December 31, 2002 Compared to
Twelve Months Ended December 31, 2001

        Net Sales.    Net sales for the twelve months ended December 31, 2002 increased $66,586,000 (12.1%) to $615,526,000 compared to $548,940,000 for the same period in 2001. The increase in net sales is attributable to the following:

	(in thousands)
Internal Growth	$11,773	2.1%
Acquisitions	47,080	8.6%
Foreign Exchange	7,733	1.4%

Total Change	$66,586	12.1%

        The increase in net sales from internal growth is primarily attributable to increased unit sales in the do-it-yourself (DIY) market in North America. The growth in net sales from acquired businesses is due to the inclusion of the net sales from Powers Process Controls of Skokie, Illinois, acquired on September 28, 2001; Premier Manufactured Systems of Phoenix, Arizona, acquired on June 13, 2001; Fimet of Milan, Italy, acquired on June 1, 2001; Cheng Guan, our joint venture, which we established on March 5, 2002; ADEV and Eminent, acquired on July 15, 2002; and F&R acquired on July 29, 2002. The increase in foreign exchange is due primarily to the euro appreciating against the U.S. dollar compared to the same period in 2001.

        We monitor our net sales in three geographical segments: North America, Europe and Asia. As outlined below, North America, Europe and Asia accounted for 73.1%, 23.7% and 3.2% of net sales, respectively, in the twelve months ended December 31, 2002 compared to 75.7%, 22.1%, and 2.2%, respectively, in the twelve months ended in December 31, 2001.

        Our net sales in each of these geographic segments for the twelve months ended December 31, 2002 and 2001 were as follows:

	Twelve Months Ended 12/31/02	Twelve Months Ended 12/31/01	Change
		(in thousands)
North America	$450,233	$415,689	$34,544
Europe	145,629	121,228	24,401
Asia	19,664	12,023	7,641

Total	$615,526	$548,940	$66,586

        The increase in net sales in North America is due to the inclusion of Powers Process Controls and Premier Manufactured Systems, as well as increased unit sales to the DIY market. The increase in net sales in Europe is due to the inclusion of Fimet, ADEV, Eminent and F&R and the appreciation of the euro against the U.S. dollar. The increase in net sales in Asia is primarily due to the inclusion of our Chen Guan joint venture.

        Gross Profit.    Gross profit for the twelve months ended December 31, 2002 increased $25,188,000 (13.7%) from the comparable prior year period and increased as a percentage of net sales to 33.9% from 33.4%. We charged $2,907,000 and $4,253,00 of costs associated with our manufacturing restructuring plan to cost of sales in 2002 and 2001, respectively. Excluding the cost associated with the manufacturing restructuring plan in 2002 and 2001, gross profit would have increased $23,842,000 (12.7%) and would have increased as a percentage of net sales to 34.4% from 34.2%.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased $18,758,000 (14.2%) to $150,553,000 from $131,795,000 for the comparable prior year period. This increase is attributable to the inclusion of the selling, general and administrative expenses of acquired companies, an increase in the cost of product and general liability insurance and administrative start-up costs associated with our new manufacturing plant in China. We adopted Financial Accounting Standards Board Statement No. 142 "Goodwill and Other Intangibles" (FAS142) on January 1, 2002, and accordingly did not record any goodwill amortization for fiscal 2002. We recorded goodwill amortization of $3,220,000 as part of our selling, general and administrative expenses for fiscal 2001.

        Restructuring and Other Charges.    Restructuring and other charges for the twelve months ended December 31, 2002 decreased $816,000 (56.1%) to $638,000 compared to $1,454,000 for the same period in 2001. These costs are primarily for severance costs. The costs related to the twelve months ended December 31, 2002 were for 24 employees, 12 of which have been terminated as of December 31, 2002, compared to the costs related to December 31, 2001 which were for 14 employees, all of which have been terminated as of December 31, 2002.

        Operating Income.    Operating income for the twelve months ended December 31, 2002 increased $7,246,000 (14.4%) to $57,529,000 compared to $50,283,000 for the same period in 2001 due to increased gross profit and the cessation of goodwill amortization, partially offset by increased other selling, general and administrative expenses. Operating income by segment for the twelve months ended December 31, 2002 and 2001 was as follows:

	Twelve Months Ended 12/31/02	Twelve Months Ended 12/31/01	Change
		(in thousands)
North America	$57,266	$47,346	$9,920
Europe	13,107	11,256	1,851
Asia	(230)	1,365	(1,595)
Corporate	(12,614)	(9,684)	(2,930)

Total	$57,529	$50,283	$7,246

        The increase in North America is due to increased gross profit, primarily due to the inclusion of operating results of acquired companies partially offset by increased premiums for product and general liability insurance. The increase in Europe is due to the inclusion of the operating results of acquired companies and the euro appreciating against the U.S. dollar compared to the prior year. The decrease in China is primarily due to increased bad debt and warranty expense. Corporate expenses are primarily for compensation expense, professional fees, including legal and audit expenses and product liability and general liability insurances. The increase in corporate expenses is primarily due to increased legal and audit expenses and administrative start-up costs associated with our new manufacturing plant in China.

        Interest Expense.    Interest expense for the twelve months ended December 31, 2002 decreased $730,000 (7.7%) to $8,692,000 compared to $9,422,000 for the same period in 2001, primarily due to lower interest rates on variable rate indebtedness and capitalized construction period interest on our startup manufacturing plant in China, partially offset by the increased levels of debt incurred to fund acquisitions. On September 1, 2001, we entered into an interest rate swap with respect to our $75,000,000 8 3/8% notes due December 2003. The swap converted the interest from fixed to floating. On August 5, 2002, we sold the swap and received $2,315,000 in cash. Interest expense for the twelve months ended December 31, 2002 has been reduced by $1,711,000 from the benefit of the swap while active and by the amortization of the adjustment to the fair value subsequent to the sale of the swap.

        Income Taxes.    Our effective tax rate for continuing operations for the twelve months ended December 31, 2002, increased to 35.0% from 33.9% for the comparable prior year period. The increase is primarily due to a change in our earnings mix to jurisdictions with higher tax rates. Also in 2001, the costs for the manufacturing restructuring plan were recorded in tax jurisdictions with tax rates higher than our effective rate, which caused the overall effective rate for 2001 to be lower than would normally be expected. Excluding the impact of the after-tax manufacturing costs and goodwill amortization in both 2002 and 2001, the effective tax rate would have increased to 35.2% from 32.2%.

        Net Income From Continuing Operations.    Net income from continuing operations for the twelve months ended December 31, 2002 increased $6,066,000 (22.8%) to $32,622,000, or $1.21 per common share compared to $26,556,000, or $0.99 per common share, for the twelve months ended December 31, 2001 on a diluted basis.

Twelve Months Ended December 31, 2001 Compared to
Twelve Months Ended December 31, 2000

        Net sales.    Net sales for the twelve months ended December 31, 2001 increased $32,840,000 (6.4%) to $548,940,000 compared to $516,100,000 for the same period in 2000. The increase in net sales is attributable to the following:

	(in thousands)
Internal Growth	$(12,764)	(2.4)%
Acquisitions	50,203	9.7%
Foreign Exchange	(4,599)	(0.9)%

Total Change	$32,840	6.4%

        The decrease in net sales from internal growth is attributable to decreased unit sales to North American and European plumbing and heating wholesalers resulting from the continued weakness in the North American plumbing market and the weakened European economy. These decreases were partially offset by increased unit sales in the DIY market. The growth in net sales from acquired businesses is due to the inclusion of the net sales from Powers Process Controls of Skokie, Illinois, acquired on September 28, 2001, Premier Manufactured Systems of Phoenix, Arizona, acquired on June 13, 2001, Fimet of Milan, Italy, acquired on June 1, 2001, Dumser Metallbau GmbH & Co., KG of Landau, Germany, acquired on January 5, 2001, the business acquired from Chiles Power Supply and Bask, LLC of Springfield, Missouri, now doing business as Watts Radiant, acquired on August 30, 2000, and McCraney, Inc. of Santa Ana, California, doing business as Spacemaker, acquired on May 12, 2000. The decrease in foreign exchange is due primarily to the devaluation of the euro against the U.S. dollar compared to the same period in 2000.

        We monitor our net sales in three geographical segments: North America, Europe and Asia. As outlined below, North America, Europe and Asia accounted for 75.7%, 22.1% and 2.2% of net sales, respectively, in the twelve months ended December 31, 2001 compared to 77.6%, 20.0%, and 2.4%, respectively, in the twelve months ended December 31, 2000. Our net sales in each of these geographic segments for the twelve months ended December 31, 2001 and 2000 were as follows:

	Twelve Months Ended 12/31/01	Twelve Months Ended 12/31/00	Change
		(in thousands)
North America	$415,689	$400,384	$15,305
Europe	121,228	103,085	18,143
Asia	12,023	12,631	(608)

Total	$548,940	$516,100	$32,840

        The increase in net sales in North America is due to the inclusion of Powers Process Controls, Premier Manufactured Systems, Watts Radiant, and Spacemaker acquisitions, as well as increased unit sales to the DIY market, partially offset by decreased unit sales to plumbing and heating wholesalers. The increase in net sales in Europe is due to the inclusion of Fimet and Dumser, partially offset by decreased unit sales to European plumbing and heating wholesalers and the euro's devaluation against the U.S. dollar.

        Gross Profit.    Gross profit for the twelve months ended December 31, 2001 decreased $1,772,000 (1.0%) from the comparable prior year period and decreased as a percentage of net sales to 33.4% from 35.9%. We charged $4,253,000 of costs associated with our manufacturing restructuring plan to cost of sales. Excluding these manufacturing restructuring costs, the gross profit would have increased $2,481,000 and declined as a percentage of sales to 34.2% from 35.9%. This decreased percentage is primarily attributable to an unfavorable sales mix caused by the decreased sales to plumbing and heating wholesalers as well as the inclusion of the gross margin of acquired companies, which operated at a lower gross margin than the remainder of our business.

        Selling, General and Administrative Expense.    Selling, general and administrative expenses increased $6,478,000 (5.2%) to $131,795,000 from $125,317,000 for the comparable prior year period. This increase is attributable to the inclusion of the selling, general and administrative expenses of acquired companies, partially offset by the lower exchange rate of the euro relative to the U.S. dollar and reduced spending levels.

        Restructuring and Other Charges.    Restructuring and other charges are primarily severance and related costs in the current year for 14 employees, 13 of which were terminated as of December 31, 2001.

        Operating Income.    Operating income for the twelve months ended December 31, 2001 decreased $9,704,000 (16.2%) to $50,283,000 compared to the same period in 2000 due to reduced gross profit and manufacturing restructuring costs. Operating income by segment for the twelve months ended December 31, 2001 and 2000 was as follows:

	Twelve Months Ended 12/31/01	Twelve Months Ended 12/30/00	Change
		(in thousands)
North America	$47,346	$55,661	$(8,315)
Europe	11,256	13,225	(1,969)
Asia	1,365	882	483
Corporate	(9,684)	(9,781)	97

Total	$50,283	$59,987	$(9,704)

        The decrease in both North American and European operating income is due to decreased unit sales to plumbing and heating wholesalers and manufacturing restructuring plan costs. These decreases were partially offset by the operating earnings of acquired companies. The increase in China is primarily due to decreased bad debt expense due to the stabilization of the accounts receivable aging in the domestic Chinese market. Corporate expenses are primarily for compensation expense, professional fees, including legal and audit expenses, product liability and general liability insurances.

        Interest Expense.    Interest expense for the twelve months ended December 31, 2001 decreased $475,000 (4.8%) to $9,422,000 compared to $9,897,000 for the same period in 2000, primarily due to lower interest rates on variable rate indebtedness, partially offset by the increased levels of debt incurred for acquisitions. On September 1, 2001, we entered into an interest rate swap with respect to our $75,000,000 8 3/8% notes due December 2003. The swap converted the interest from fixed to floating and reduced our interest expense by $641,000 during 2001.

        Income Taxes.    Our effective tax rate for continuing operations decreased to 33.9% from 36.7% for the comparable prior year period. The decrease is primarily due to statutory rate reductions affecting income tax in Canada and other tax planning opportunities. The costs for the manufacturing restructuring plan were recorded in tax jurisdictions with tax rates higher than the our effective rate, which lowered the overall effective rate for fiscal 2001.

        Net Income from Continuing Operations.    Net income from continuing operations for the twelve months ended December 31, 2001 decreased $4,615,000 (14.8%) to $26,556,000, or $0.99 per common share, compared to $31,171,000, or $1.17 per common share for the twelve months ended December 31, 2000 on a diluted basis. On a net of tax basis, the manufacturing restructuring plan costs accounted for $0.13 per share of this reduction.

        Discontinued Operations.    For the twelve months ended December 31, 2000, discontinued operations reported a net loss of $7,170,000, or $0.27 per share, on a diluted basis. We did not record any costs associated with discontinued operations for the twelve months ended December 31, 2001 or 2002. See Note 3 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

        During the twelve month period ended December 31, 2002, we generated $51,425,000 of cash from continuing operations. We spent $16,399,000 on capital equipment for the twelve months ended December 31, 2002, net of proceeds of $3,194,000, primarily from the sale of two facilities that were closed as part of our manufacturing restructuring plan. The largest component of our capital expenditures was the establishment of a 100% controlled bronze and brass manufacturing plant in Tianjin, China, with an estimated total cost of $9,000,000, of which approximately $7,700,000 was invested in the twelve months ended December 31, 2002. The remaining capital expenditures were primarily for manufacturing machinery and equipment as part of our commitment to continuously improve our manufacturing capabilities.

        In addition, during the twelve months ended December 31, 2002, we invested approximately $5,000,000 to establish our joint venture in China, $10,000,000 to acquire Hunter Innovations, and approximately $10,900,000 for our three acquisitions in Europe, ADEV, Eminent and F&R.

        We had positive free cash flow of $28,536,000 (defined as net cash provided by continuing operations minus capital expenditures and dividends plus proceeds from sale of assets) during the twelve months ended December 31, 2002 versus positive free cash flow of $29,035,000 in the comparable prior year period. We experienced an increase in accounts receivable due to increased sales volume, a change in industry-wide payment terms from The Home Depot, Inc., our largest customer, while remaining within normal industry standards, and the addition of accounts receivable from our Cheng Guan joint venture established in March 2002. This is offset by increased income from continuing operations and increased depreciation expense compared to the comparable period.

        We believe free cash flow to be an appropriate supplemental measure of the operating performance of our Company because it provides investors with a measure of our ability to repay debt and to fund acquisitions. Our computation may not be comparable to other companies that may define free cash flow differently. Free cash flow does not represent cash generated from operating activities in accordance with Generally Accepted Accounting Principles (GAAP). Therefore it should not be considered an alternative to net cash flows from operating activities as an indication of our performance. Free cash flow should also not be considered an alternative to net cash flows from operating activities as defined by GAAP.

        A reconciliation of free cash flow to net cash provided by continuing operations is provided below:

	Twelve Months Ended 12/31/02	Twelve Months Ended 12/31/01
	(in thousands)
Net cash provided by continuing operations	$51,425	$51,237
Less: additions to property, plant, and equipment	(19,593)	(16,047)
Plus: proceeds from the sale of property, plant, and equipment	3,194	267
Less: dividends	(6,490)	(6,422)

Free cash flow	$28,536	$29,035

        On September 6, 2002, we received $9,524,000 of cash from Zurich American Insurance Company for reimbursement of defense costs incurred by us in the James Jones case since April 23, 1998. This cash, net of tax, is classified as discontinued operations in our Consolidated Statements of Cash Flows. In addition on January 16, 2003, we received $2,726,000 of cash from Zurich American Insurance Company for indemnification costs incurred in the James Jones case. See Part I, Item 1, "Product Liability Environmental and Other Litigation Matters—James Jones Case."

        On February 28, 2002, we entered into a revolving credit facility with a syndicate of banks (the Revolving Credit Facility), which replaced our $100.0 million (U.S.) facility and our 39.4 million euro facility. The Revolving Credit Facility provides for borrowings of up to $150.0 million (U.S.), which includes a $100.0 million tranche for U.S. dollar borrowings and a $50.0 million tranche for euro-based borrowings and matures in February 2005. Approximately $46.0 million of borrowings under the Revolving Credit Facility were used to repay amounts outstanding under the prior facilities. The Revolving Credit Facility is being used to support our acquisition program, working capital requirements and for general corporate purposes. As of December 31, 2002, long-term debt included $41.6 million outstanding on the Revolving Credit Facility for both U.S. dollar and euro-based borrowings.

        Outstanding indebtedness under the Revolving Credit Facility bears interest at one of three customary rates plus a margin of 100 basis points, depending on the applicable base rate and our bond rating. The average interest rate for borrowings under the Revolving Credit Facility was approximately 3.9% at December 31, 2002. The Revolving Credit Facility includes operational and financial covenants customary for facilities of this type, including, among others, restrictions on additional indebtedness, liens and investments and maintenance of certain leverage ratios. As of December 31, 2002, we were in compliance with all covenants related to the Revolving Credit Facility.

        Working capital (defined as current assets less current liabilities) as of December 31, 2002 was $77.2 million compared to $142.6 million as of December 31, 2001. This decrease is primarily due to the classification of our $75.0 million 8 3/8% notes due December 2003 as current portion of long-term debt partially offset by an increase in accounts receivable. Excluding the $75.0 million 8 3/8% notes, the working capital would have been $152.2 million. The ratio of current assets to current liabilities was 1.3 to 1 as of December 31, 2002 compared to 2.3 to 1 as of December 31, 2001. Cash and cash equivalents were $11.0 million as of December 31, 2002 compared to $12.0 million as of December 31, 2001. Proceeds from the exercise of stock options were $8.0 million for December 31, 2002, primarily due to the exercising of expiring options. The increase in total debt to $138.5 million as of December 31, 2002 from $126.9 million as of December 31, 2001 was due to the funding of acquisitions, the increase in working capital (exclusive of the current portion of long-term debt impact) and debt incurred to fund capital expenditures. Net debt to capitalization (defined as short and long term interest-bearing liabilities less cash and cash equivalents as a percentage of the sum of short and long term interest-bearing liabilities less cash and cash equivalents plus total stockholders equity, including minority interest) was 29.4% as of December 31, 2002 compared to 30.9% as of December 31, 2001.

        Our net debt to capitalization is not computed in accordance with GAAP. Management believes it to be an appropriate supplemental measure because it helps investors understand our ability to meet our financing needs. Our computation may not be comparable to other companies that may define debt to capitalization differently.

        A reconciliation of net debt is provided below:

	Twelve Months Ended 12/31/02	Twelve Months Ended 12/31/01
	(in thousands)
Current portion of long-term debt	$82,211	$3,693
Plus: Long-term debt, net of current portion	56,276	123,212
Less: Cash and cash equivalents	(10,973)	(11,997)

Net Debt	$127,514	$114,908

        A reconciliation of capitalization is provided below:

	Twelve Months Ended 12/31/02	Twelve Months Ended 12/031/01
	(in thousands)
Total stockholders' equity	$295,936	$249,314
Plus: Minority interest	10,134	7,309

Capitalization	$306,070	$256,623

        Our net capital expenditure budget for fiscal 2003 is $15,536,000, which includes expected proceeds from the sale of a facility that was closed as part of our manufacturing restructuring plan. In January 2003, we contributed $3,000,000 to our pension plan and expect to contribute approximately $800,000 within the first six months of fiscal 2003 to fund the minimum contribution required. We also intend to refinance our $75.0 million 8 3/8% notes prior to the stated maturity of December 1, 2003.

        We anticipate that available funds from current operations and other sources of liquidity will be sufficient to meet current operating requirements and anticipated capital expenditures for at least the next 24 months. However, we may have to consider external sources of financing for any large future acquisitions.

        Our long-term financial obligations are presented in the following table:

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Long-term debt, including current maturities(a)	$138,487	$82,211	$50,694	$4,670	$912
Operating leases	7,497	1,669	2,134	1,369	2,325
Capital leases	1,677	730	693	254	—

Total	$147,661	$84,610	$53,521	$6,293	$3,237

(a)
as recognized in the consolidated balance sheet

        Letters of credit are purchased guarantees that ensure our performance or payment to third parties in accordance with specified terms and conditions. Amounts outstanding were approximately $19,522,000 as of December 31, 2002 and $14,997,000 as of December 31, 2001. These instruments may exist or expire without being drawn down. Therefore, they do not necessarily represent future cash flow obligations.

        Certain of our loan agreements contain covenants that require, among other items, the maintenance of certain financial ratios and limit our ability to enter into secured borrowing arrangements.

        We from time to time are involved with environmental proceedings and other legal proceedings and incur costs on an ongoing basis related to these matters. We have not incurred material costs in fiscal 2002 in connection with any of these matters. During the twelve months ended December 31, 2002, we disbursed approximately $3.5 million after-tax of defense and settlement costs related to the James Jones case. In September 2002, we received $5.7 million after tax for reimbursement of defense costs related to the James Jones case. These amounts are recorded as discontinued operations in our consolidated statement of cash flows. In addition, on January 16, 2003, we received $1.7 million after tax for indemnification incurred in the James Jones Case. See Part I, Item 1, "Business—Product Liability, Environmental and Other Litigation Matters—James Jones Litigation."

Critical Accounting Policies and Key Estimates

        The preparation of our financial statements in accordance with generally accepted accounting principles (GAAP) requires us to make judgments, assumptions and estimates that affect the amounts reported. A critical accounting estimate is an assumption about highly uncertain matters and could have a material effect on the financial statements if another, also reasonable, amount were used, or, a change in the estimate is reasonably likely from period to period. We base our assumption on historical experience and on other estimates that we believe are reasonable under the circumstances. Actual results could differ significantly from these estimates. Note 2 of Notes to Consolidated Financial Statements describes the significant accounting policies utilized in the preparation of the consolidated financial statements.

        We have discussed the development, selection and disclosure of the estimates with our Audit Committee. Management believes the following critical accounting policies reflect our most significant estimates and assumptions:

Allowance for doubtful accounts

        We encounter risks associated with the collectibility of customer accounts. Management specifically analyzes individual accounts receivable, historical bad debts and allowances, concentration of receivables by customer, customer credit worthiness, current economic trends and changes in customer payment terms when evaluating the allowance for doubtful accounts. These factors along with the aging of the accounts receivable are used in determining the adequacy of the allowance. If circumstances relating to specific customers change, our estimates of the recoverability of receivables could be further adjusted.

Inventory valuation

        Inventories are generally stated at the lower of cost or market with costs determined on a first-in, first-out basis. We utilize our historical experience as the basis for determining the value of our excess or obsolete inventories. Changes in market conditions, lower than expected customer demand or changes in technology or features could result in additional obsolete inventory that is not saleable and could require additional inventory reserve provisions.

Legal contingencies

        We are a defendant in numerous legal matters including those involving environmental law and product liability as discussed further in Note 15 of Notes to Consolidated Financial Statements. As required by Financial Accounting Standards Board Statement No. 5 "Accounting for Contingencies" we determine whether an estimated loss from a loss contingency should be accrued by assessing whether a loss is deemed probable and the loss amount can be reasonably estimated, net of any applicable insurance proceeds. We develop our estimates in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results. Final settlement of these matters could result in significant effects on the results of operations, cash flows and financial position.

Goodwill and other intangibles

        We adopted Financial Accounting Standards Board Statement No. 142 "Goodwill and Other Intangible Assets" (FAS 142) on January 1, 2002, and as a result we no longer amortize goodwill. The valuation of goodwill and intangible assets is reviewed for impairment annually in accordance with FAS 142. Intangible assets such as purchased technology are generally recorded in connection with a business acquisition. In our larger, more complex acquisitions, the value assigned to intangible assets is determined by an independent valuation firm based on estimates and judgments regarding expectations of the success and life cycle of products and technology acquired. If actual product acceptance differs significantly from the estimates, we may be required to record an impairment charge to write down the assets to their realizable value. The annual goodwill impairment test involves the use of estimates related to the fair market value of the business unit with which the goodwill is associated. The value is estimated using the future cash flow valuation methodology. A severe decline in market value could result in an unexpected impairment charge to goodwill which could have a material impact on the results of operations, cash flows and financial position.

Business combinations

        In addition to the requirements set forth in FAS 141 regarding intangible assets, it is necessary to make other estimates relating to the assets acquired, liabilities assumed, and assumptions of future growth of the acquired companies. There are no assurances that such estimates or assumptions will be accurate.

Pension benefits

        The calculation of employee pension benefit costs and obligations by actuaries are dependent on our assumptions. These assumptions include salary growth, long-term return on plan assets, discount rates and other factors. The key factors utilized by the actuaries are discussed in further detail in Note 14 of Notes to Consolidated Financial Statements.

Income taxes

        We recognize deferred tax liabilities and assets for the expected future consequences of events that have been reflected in our consolidated financial statements. We present our financials in accordance with the rules of Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes" (FAS 109). Deferred tax liabilities and assets are determined based on differences between the book values and tax bases of particular assets and liabilities, using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset any net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Certain Factors Affecting Future Results

        This annual report on Form 10-K contains statements which are not historical facts and are considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements contain projections of our future results of operations, our financial position or state other forward-looking information. In some cases you can identify these statements by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "should," "will" and "would" or similar words. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors may cause our actual results, performance or achievements to differ materially from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements. Some of the factors that might cause these differences are as follows:

We face intense competition and, if we are not able to respond to competition in our markets, our revenues may decrease

        Competitive pressures in our markets could adversely affect our competitive position, leading to a possible loss of market share or a decrease in prices, either of which could result in decreased revenues and profits. We encounter intense competition in all areas of our business. Additionally, customers for our products are attempting to reduce the number of vendors from which they purchase in order to reduce the size and diversity of their inventories and their transaction costs. To remain competitive, we will need to invest continuously in manufacturing, marketing, customer service and support and our distribution networks. We may not have sufficient resources to continue to make such investments and we may be unable to maintain our competitive position. In addition, we anticipate that we may have to reduce the prices of some of our products to stay competitive, potentially resulting in a reduction in the profit margin for, and inventory valuation of, these products. Some of our competitors are based in foreign countries and have cost structures and prices in foreign currencies. Accordingly, currency fluctuations could cause our U.S. dollar-priced products to be less competitive than our competitors' products which are priced in other currencies.

Implementation of our acquisition strategy may not be successful, which could affect our ability to increase our revenues or our profitability

        Our growth through the last two years has been largely driven by acquisitions. One of our strategies is to increase our revenues and profitability and expand our markets through acquisitions that will provide us with complementary water-related products. We cannot be certain that we will be able to identify, acquire or profitably manage additional companies or successfully integrate such additional companies without substantial costs, delays or other problems. Also, companies acquired recently and in the future may not achieve revenues, profitability or cash flows that justify our investment in them. We expect to spend significant time and effort in expanding our existing businesses and identifying, completing and integrating acquisitions. We expect to face competition for acquisition candidates which may limit the number of acquisition opportunities available to us and may result in higher acquisition prices, possibly leading to a decrease in our revenues and profitability. In addition, acquisitions may involve a number of special risks, including, but not limited to:

  •
  adverse short-term effects on our reported operating results;

  •
  diversion of management's attention;

  •
  loss of key personnel at acquired companies; and

  •
  unanticipated management or operational problems or legal liabilities.

Down economic cycles, particularly reduced levels of housing starts and remodeling, have an adverse effect on our revenues and operating results

        We have experienced and expect to continue to experience fluctuations in revenues and operating results due to economic and business cycles. The businesses of most of our customers, particularly plumbing and heating wholesalers and home improvement retailers, are cyclical. Therefore, the level of our business activity has been cyclical, fluctuating with economic cycles. We also believe our level of business activity is influenced by housing starts and renovation and remodeling, which are, in turn, heavily influenced by mortgage interest rates, consumer debt levels, changes in disposable income, employment growth and consumer confidence. If these and other factors cause a material reduction in housing and remodeling starts, our revenues and profits would decrease and result in a material adverse effect on our financial condition and results of operations.

Economic, political and other risks associated with international sales and operations could adversely affect our business and future operating results

        Since we sell and manufacture our products worldwide, our business is subject to risks associated with doing business internationally. Our business and future operating results could be harmed by a variety of factors, including:

  •
  trade protection measures and import or export licensing requirements, which could increase our costs of doing business internationally;

  •
  potentially negative consequences from changes in tax laws, which could have an adverse impact on our profits;

  •
  hiring and retaining senior management in overseas operations;

  •
  difficulty in staffing and managing widespread operations, which could reduce our productivity;

  •
  costs of compliance with differing labor regulations, especially in connection with restructuring our overseas operations;

  •
  laws of some foreign countries, which may not protect our intellectual property rights to the same extent as the laws of United States;

  •
  unexpected changes in regulatory requirements, which may be costly and require significant time to implement; and

  •
  political risks specific to foreign jurisdictions.

Fluctuations in foreign exchange rates could materially affect our reported results

        We are exposed to fluctuations in foreign currencies, as a significant portion of our sales and certain portions of our costs, assets and liabilities are denominated in currencies other than U.S. dollars. Approximately 31.4% of our sales during 2002 were from sales outside of the U.S. For the twelve months ended December 31, 2002, the appreciation of the euro against the U.S. dollar had a positive impact on sales of $7,949,000. For the twelve months ended December 31, 2001, the depreciation of the euro against the U.S. dollar had an adverse impact on sales of $3,385,000. If our share of revenue in non-dollar denominated currencies continues to increase in future periods, exchange rate fluctuations will likely have a greater impact on our results of operations and financial condition.

There are significant risks in expanding our manufacturing operations in China

        As part of our strategy, we are shifting a significant portion of our manufacturing operations to China to reduce our production costs. This will subject a greater portion of our operations to the risks of doing business in China. The Chinese legal system is relatively new and lacks transparency, which gives the Chinese central and local government authorities a higher degree of control over our business in China than is customary in developed economies and makes the process of obtaining necessary regulatory approval in China inherently unpredictable. In addition, the protection accorded our proprietary technology and know-how under the Chinese legal system is not as strong as in the United States and, as a result, we may lose valuable trade secrets and competitive advantage.

        Although the Chinese government has been pursuing economic reform and a policy of welcoming foreign investments for the past two decades, there can be no assurance that the Chinese government will not change its current policies in the future, making continued business operations in China difficult or unprofitable.

Reductions or interruptions in the supply of raw materials and increases in the prices of raw materials could reduce our profit margins and adversely impact our ability to meet our customer delivery commitments

        We require substantial amounts of raw materials, including bronze, brass and cast iron and substantially all raw materials we require are purchased from outside sources. The availability and prices of raw materials may be subject to curtailment or change due to, among other things, new laws or regulations, suppliers' allocations to other purchasers, interruptions in production by suppliers, changes in exchange rates and worldwide price levels. We are not currently party to any long-term supply agreements. Our inability to obtain adequate supplies of raw materials for our products at favorable prices, or at all, could have a material adverse effect on our business, financial condition or results of operations by decreasing our profit margins and by hindering our ability to deliver products to our customers on a timely basis. For example, in November 1994 one of a limited number of brass rod suppliers went on strike and simultaneously copper-based metals prices increased dramatically. The combination of these events caused an increase in our operating costs and adversely affected our financial results.

To the extent we are not successful in implementing our manufacturing restructuring plan, our results of operations and financial condition could be adversely affected

        Our manufacturing restructuring plan, which we began in 2001 and we expanded in 2002, was implemented to reduce our manufacturing cost. If our planned manufacturing plant consolidations in the United States and Europe and our production capability expansion in China are not successful, our results of operations and financial condition could be materially adversely affected.

If we cannot continue operating our manufacturing facilities at current or higher utilization levels, our results of operations could be adversely affected

        The equipment and management systems necessary for the operation of our manufacturing facilities may break-down, perform poorly or fail, resulting in fluctuations in our ability to manufacture our products and to achieve manufacturing efficiencies. We operate a number of manufacturing facilities, all of which are subject to this risk, and such fluctuations at any of these facilities could cause an increase in our production costs and a corresponding decrease in our profitability. For example, in 2001 one of our manufacturing facilities was shut down for a period of time as a result of a fire and we were required to source products from external vendors at substantially higher costs. We also have a vertically-integrated manufacturing process. Each segment is dependent upon the prior process and any breakdown in one segment will adversely affect all later components. Fluctuations in our production process may affect our ability to deliver products to our customers on a timely basis. Our inability to meet our delivery obligations could result in a loss of our customers and negatively impact our business, financial condition and results of operations.

If we experience delays in introducing new products or if our existing or new products do not achieve or maintain market acceptance, our revenues and our profitability may decrease

        Failure to develop new and innovative products or to custom design existing products could result in the loss of existing customers to competitors or the inability to attract new business, either of which may adversely affect our revenues. Our industry is characterized by:

  •
  intense competition;

  •
  changes in specifications required by our customers and/or plumbing codes;

  •
  technically complex products; and

  •
  constant improvement to existing products and introductions of new products.

        We believe our future success will depend, in part, on our ability to anticipate or adapt to these factors and to offer, on a timely basis, products that meet customer demands. The development of new or enhanced products is a complex and uncertain process requiring the anticipation of technological and market trends. We may experience design, manufacturing, marketing or other difficulties, such as an inability to attract a sufficient number of experienced engineers, that could delay or prevent our development, introduction or marketing of new products or enhancements and result in unexpected expenses. Such difficulties could cause us to lose business from our customers and could adversely affect our competitive position; in addition, added expenses could decrease the profitability associated with those products that do not gain market acceptance.

Environmental compliance costs and liabilities could increase our expenses or reduce our profitability

        Our operations and properties are subject to extensive and increasingly stringent laws and regulations relating to environmental protection, including laws and regulations governing air emissions, water discharges, waste management and disposal and workplace safety. Such laws and regulations can impose substantial fines and sanctions for violations and require the installation of costly pollution control equipment or operational changes to limit pollution emissions and/or decrease the likelihood of accidental hazardous substance releases. We also could be required to halt one or more portions of our operations until a violation is cured. We could also be liable for the costs of property damage or personal injury to others. Although we attempt to operate in compliance with these environmental laws, we may not succeed in this effort at all times. The costs of curing violations or resolving enforcement actions that might be initiated by government authorities could be substantial.

        Under certain environmental laws, the current and past owners or operators of real property may be liable for the costs of cleaning up contamination, even if they did not know of or were not responsible for such contamination. These laws also impose liability on any person who arranges for the disposal or treatment of hazardous waste at any site. Therefore, our ownership and operation of real property and our disposal of waste could lead to liabilities under these laws.

        We have incurred, and expect to continue to incur, costs relating to these environmental matters. In addition, new laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new clean up requirements could require us to incur additional costs or become the basis for new or increased liabilities that could be significant. Environmental litigation, enforcement and compliance are inherently uncertain and we may experience significant costs in connection with environmental matters.

Third parties may infringe our intellectual property and we may expend significant resources enforcing our rights or suffer competitive injury

        We rely on a combination of patents, copyrights, trademarks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our proprietary rights. We may be required to spend significant resources to monitor and police our intellectual property rights. If we fail to successfully enforce our intellectual property rights, our competitive position could suffer, which could harm our operating results. We have been limited from time-to-time from selling products because of existing patents.

We face risks from product liability and other lawsuits, which may adversely affect our business

        We may be subjected to various product liability claims or other lawsuits, including, among others that our products include inadequate or improper instructions for use or installation, or inadequate warnings concerning the effects of the failure of our products. In the event that we do not have adequate insurance or contractual indemnification, damages from these claims would have to be paid from our assets and could have a material adverse effect on our results of operations, liquidity and financial condition. In particular, if we settle or conclude litigation in a quarterly or annual reporting period, there could be a material impact on our operating results for that quarter or year. We, like other manufacturers and distributors of products designed to control and regulate fluids, face an inherent risk of exposure to product liability claims and other lawsuits in the event that the use of our products results in personal injury, property damage or business interruption to our customers. Although we maintain strict quality controls and procedures, including the testing of raw materials and safety testing of selected finished products, we cannot be certain that our products will be completely free from defect. In addition, in certain cases, we rely on third-party manufacturers for our products or components of our products. Although we have product liability and general insurance coverage, we cannot be certain that this insurance coverage will continue to be available to us at a reasonable cost, or, if available, will be adequate to cover any such liabilities. See Part I, Item 1, "Product Liability, Environmental and Other Litigation Matters"

The requirements of FAS 142 may result in a write-off of all or a portion of our goodwill, which would negatively impact our operating results and financial condition

        If we are required to take an impairment charge to our goodwill in connection with the requirements of FAS 142 our operating results may decrease and our financial condition may be harmed. As of December 31, 2002, we had goodwill, net of accumulated amortization, of $163.2 million, or 25.7% of our total assets and 55.2% of our total stockholders' equity. Under FAS 142, goodwill and identifiable intangible assets that have indefinite useful lives are no longer amortized. In lieu of amortization, we were required to perform an initial impairment review of goodwill and are required to perform annual impairment reviews thereafter. We have concluded that no impairment existed at January 1, 2002, the time of adoption of FAS 142 and at October 27, 2002, the time of our annual review. As required by FAS 142, we will perform annual tests in October of each year for indications of goodwill impairment.

The loss of a major customer could have an adverse effect on our results of operations

        For the twelve months ended December 31, 2002, our largest customer, The Home Depot, Inc., accounted for approximately $63.0 million, or 10.2%, of our total net sales. Our second largest customer represented approximately 3.5% of our total net sales in 2002. Our top ten customers accounted for approximately 25.4% of our total net sales in 2002. Our customers generally are not obligated to purchase any minimum volume of products from us and are able to terminate their relationships with us at any time. A significant reduction in orders or change in terms from The Home Depot, Inc. could have a material adverse effect on our future results of operations.

One of our stockholders can exercise substantial influence over our company

        As of March 18, 2003, Timothy P. Horne, a member of our Board of Directors, beneficially owned 30.6% of our outstanding shares of Class A Common Stock and 94.4% of our outstanding shares of Class B Common Stock, which represents 77.2% of the total outstanding voting power. As long as Mr. Horne controls shares representing at least a majority of the total voting power of our outstanding stock, Mr. Horne will be able to unilaterally determine the outcome of all stockholder votes and other stockholders will not be able to affect the outcome of any stockholder vote.

        On August 15, 2002, the Securities Exchange Commission commenced a civil action against Mr. Timothy P. Horne alleging violations of the Securities Exchange Act of 1934. The SEC alleges that Mr. Horne, a member of our Board of Directors, our controlling stockholder, and former Chief Executive Officer and Chairman, received confidential information as an officer of Watts Industries, Inc. (the "Company") and used it to profit from trading he did in shares of Central Sprinkler Corp. in May 1999. The complaint alleged violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder based on insider trading.

        Mr. Horne has entered into an agreement with the SEC to settle the civil action. Pursuant to the agreement, Mr. Horne, without admitting or denying the allegations of the complaint filed by the SEC, has consented to the entry of a final judgment against him which requires him to disgorge profits gained as a result of the conduct alleged in the complaint, pay prejudgment interest, plus a civil money penalty, and which permanently restrains and enjoins him from violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder.

Shares of our Class A Common Stock eligible for public sale could adversely affect the market price of our Class A Common Stock

        As of March 18, 2003 there were 18,873,740 shares of our Class A Common Stock and 8,185,224 shares of our Class B Common Stock outstanding. All of the shares of Class A Common Stock are freely transferable without restriction or further registration under the federal securities laws, except for any shares held by our affiliates, sales of which will be limited by Rule 144 under the Securities Act of 1933. In addition, under the terms of a registration rights agreement with respect to outstanding shares of our Class B Common Stock (8,185,224 shares), the holders of our Class B Common Stock have rights with respect to the registration of the underlying class A common shares under the Securities Act of 1933. Under these registration rights, these Class B Common Stockholders may require on two occasions that we register their shares for public resale. If we are eligible to use Form S-3 or similar short-form registration statement, these Class B Common Stockholders may require that we register their shares for public resale up to two times per year. If we elect to register any of our shares of common stock for any public offering, these Class B Common Stockholders are entitled to include shares of common stock in the registration. However, we may reduce the number of shares proposed to be registered in view of market conditions. We will pay all expenses in connection with any registration, other than underwriting discounts and commissions.

        Pursuant to the exercise of these registration rights, we have registered the resale of 1,200,000 shares of our Class A Common Stock (underlying Class B Common Stock) on a Form S-3 shelf registration statement. If Mr. Horne were to sell all of the registered shares into the public market, or sell other shares owned by him, the trading price of our Class A Common Stock could decline.

Our Class A Common Stock has insignificant voting power

        Our Class B Common Stock entitles its holders to ten votes for each share. Class B Common Stock constitutes 30.3% of our total outstanding common stock and 81.3% of the total outstanding voting power and thus is able to exercise a controlling influence over our business. The Class A Common Stock entitles its holders to one vote per share.

Provisions in our charter documents and Delaware law may prevent or delay an acquisition of us, which could decrease the value of our Class A Common Stock

        Our certificate of incorporation and bylaws and Delaware law contain provisions that could make it harder for a third party to acquire us without the consent of our Board of Directors. These provisions include those that:

  •
  authorize the issuance of up to 5,000,000 shares of preferred stock in one or more series without a stockholder vote;

  •
  limit stockholders' ability to call special meetings; and

  •
  establish advance notice requirements for nominations for election to the Board of Directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

        Delaware law also imposes restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock.

Restrictions in our revolving credit facility may limit our ability to pay dividends, incur additional debt and make acquisitions and other investments

        Our revolving credit facility contains operational and financial covenants that restrict our ability to make distributions to stockholders, incur additional debt and make acquisitions and other investments unless we satisfy certain financial tests and comply with various financial ratios. If we do not maintain compliance with these covenants, our creditors could declare a default under our revolving credit facility and our indebtedness could be declared immediately due and payable. Our ability to comply with the provisions of our revolving credit facility may be affected by changes in economic or business conditions beyond our control.

New Accounting Standards

        In August 2001, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards Board Statement No. 143, "Accounting for Asset Retirement Obligations" (FAS 143) which requires companies to record the fair value of an asset retirement obligation as a liability in the period it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The company must also record a corresponding increase in the carrying value of the related long-lived asset and depreciate that cost over the remaining useful life of the asset. The liability must be increased each period for the passage of time with the offset recorded as an operating expense. The liability must also be adjusted for changes in the estimated future cash flows underlying the initial fair value measurement. Companies must also recognize a gain or loss on the settlement of the liability. The provisions of FAS 143 are effective for fiscal years beginning after June 15, 2002. At the date of the adoption of FAS 143, companies are required to recognize a liability for all existing asset retirement obligations and the associated asset retirement costs. We adopted FAS 143 and our adoption was not material in our consolidated financial statements.

        Effective January 1, 2002, we also adopted Financial Accounting Standards Board Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" which addresses the accounting and reporting for the impairment or disposal of long-lived assets. FAS 144 supercedes FAS 121, but retains many of the fundamental provisions of FAS 121. FAS 144 also supercedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APB 30) for the disposal of a segment of a business. However, FAS 144 retains the requirements of APB 30 to report discontinued operations separately and extends that reporting requirement to components of an entity that has either been disposed of or is classified as held for sale. FAS 144 excludes goodwill and other intangibles that are not amortized from its scope. Our former distribution center for the German market was closed during fiscal 2002 due to our manufacturing restructuring plan. The building is being actively marketed and we expect the building to be sold during fiscal 2003. In accordance with FAS 144 we have classified this asset as an "Asset held for sale" in the Consolidated Balance Sheet as of December 31, 2002, and are carrying the asset at the fair value less costs to sell.

        In April 2002, the FASB issued Financial Accounting Standards Board Statement No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (FAS 145). FAS 145 rescinds FAS 4 and FAS 64 related to classification of gains and losses on debt extinguishment such that most debt extinguishment gains and losses will no longer be classified as extraordinary. FAS 145 also amends FAS 13 with respect to sales-leaseback transactions. We adopted the provisions of FAS 145 effective April 1, 2002, and the adoption was not material to our consolidated financial statements.

        In July 2002, the FASB issued Financial Accounting Standards Board Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (FAS 146). The principal difference between this Statement and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. We are currently evaluating the effect of the adoption of FAS 146 will have on our results of operations and financial position.

        In December 2002, the FASB issued Financial Accounting Standards Board Statement No. 148, "Accounting for Stock-based Compensation—Transition and Disclosure (FAS 148). This statement, which is effective for fiscal years ending after December 15, 2002, amends FAS 123 and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 regardless of the accounting method used to account for stock-based compensation. We have chosen to continue to account for stock-based compensation of employees using the fair value method prescribed in APB No. 25. However we have adopted the enhanced disclosure provisions as defined by FAS 148 that are effective for December 31, 2002.

        In November 2002, the FASB issued Financial Accounting Standards Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a roll-forward of the entity's product warranty liabilities. We will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002. We have adopted the disclosure provisions of FIN 45 effective December 31, 2002. We do offer warranties, but the returns under warranty have been immaterial. The warranty reserve is part of our reserve for sales returns and allowances, a component of our allowance for doubtful accounts. We are currently in the process of evaluating the potential impact that the adoption of FIN 45 will have on our consolidated financial position and results of operations.

        In January 2003, the FASB issued Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46) which requires the consolidation of variable interest entities by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003 (Q3 of fiscal 2003). We are currently evaluating the effect that the adoption of FIN 46 will have on our results of operations and financial condition.

        We are currently evaluating whether we would be required to consolidate Jameco International, LLC in our fiscal 2003 financial statements. Jameco International, LLC imports and sells vitreous china, imported faucets and faucet parts and imported bathroom accessories to the North American retail market. Jameco International, LLC was formed on November 14, 1996. We have a 49% interest in Jameco International, LLC and we are not involved in the operations on a daily basis. Loan amounts totaling $2,231,000 are included in the carrying amount upon which Jameco International, LLC accrues and pays interest to us. The agreement provides for 70% of net income up to $500,000 to be allocated to us and the amounts thereafter to be allocated in accordance with membership interest. Its annual sales for twelve months ended December 31, 2002 were $16,685,000. The assets of $3,821,000 less liabilities of $1,971,000, which excludes our loan, of Jameco International, LLC are sufficient to substantially cover the carrying amount $2,009,000 which is classified as "Other Assets: Other" in our Consolidated Balance Sheet. The assets are comprised primarily of accounts receivable and inventory that we believe is collectable and saleable respectively within the normal course of business.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        We use derivative financial instruments primarily to reduce exposure to adverse fluctuations in foreign exchange rates, interest rates and prices of certain raw materials used in the manufacturing process. We do not enter into derivative financial instruments for trading purposes. As a matter of policy, all derivative positions are used to reduce risk by hedging underlying economic exposure. The derivatives we use are instruments with liquid markets.

        Our consolidated earnings, which are reported in United States dollars are subject to translation risks due to changes in foreign currency exchange rates. This risk is concentrated in the exchange rate between the U.S. dollar and the euro; the U.S. dollar and the Canadian dollar; and the U.S. dollar and the Chinese RMB.

        Our foreign subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials and are denominated in European currencies or the U.S. or Canadian dollar. We use foreign currency forward exchange contracts to manage the risk related to intercompany purchases that occur during the course of a fiscal year and certain open foreign currency denominated commitments to sell products to third parties. At December 31, 2002, we had no forward contracts to buy foreign currencies and no unrealized gains or losses. See Note 16 of the Notes to the Consolidated Financial Statements.

        We have historically had a very low exposure to changes in interest rates. Interest rate swaps are used to mitigate the impact of interest rate fluctuations on certain variable rate debt instruments and reduce interest expense on certain fixed rate instruments. Information about our long-term debt including principal amounts and related interest rates appears in Note 11 of the Notes to the Consolidated Financial Statements included herein.

        We purchase significant amounts of bronze ingot, brass rod and cast iron, which are utilized in manufacturing our many product lines. Our operating results can be adversely affected by changes in commodity prices if we are unable to pass on related price increases to our customers. We manage this risk by monitoring related market prices, working with our suppliers to achieve the maximum level of stability in their costs and related pricing, seeking alternative supply sources when necessary and passing increases in commodity costs to our customers, to the maximum extent possible, when they occur. Additionally, on a limited basis, we use commodity futures contracts to manage this risk, but we did not in 2002. See Note 16 of the Notes to the Consolidated Financial Statements.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The index to financial statements is included in page 40 of this Report.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors

        The information appearing under the caption "Information as to Nominees for Director" in the Registrant's Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 20, 2003 is incorporated herein by reference. With respect to Directors and Executive Officers, the information appearing under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 20, 2003 is incorporated herein by reference.

Executive Officers

        Information with respect to the executive officers of the Company is set forth in Item 1 of this Report under the caption "Executive Officers and Directors."

Item 11.    EXECUTIVE COMPENSATION.

        The information appearing under the caption "Compensation Arrangements" in the Registrant's Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 20, 2003 is incorporated herein by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The information appearing under the caption "Principal and Management Stockholders" in the Registrant's Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 20, 2003 is incorporated herein by reference.

Equity Compensation Plan Information

        The following table gives information about the shares of Class A Common Stock that may be issued upon the exercise of options under the Company's 1986 Incentive Stock Option Plan, 1989 Non-Qualified Stock Option Plan, 1996 Incentive Stock Option Plan and the Management Stock Purchase Plan, as of December 31, 2002. The table does not include any shares for which shareholder approval is being sought at the annual meeting.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,687,492	(1)	$13.59	2,392,418	(2)
Equity compensation plans not approved by security holders	—		—	—

Total	1,687,492		$13.59	2,392,418

(1)
Represents 1,454,981 outstanding options under the 1986 Incentive Stock Option Plan, 1989 Non-Qualified Stock Option Plan, 1991 Directors' Non-Qualified Stock Option Plan, 1996 Incentive Stock Option Plan and the Management Stock Purchase Plan, and 232,511 outstanding restricted stock units under the Management Stock Purchase Plan.

(2)
Includes 1,797,810 shares available for future issuance under the 1996 Incentive Stock Option Plan, and 594,608 restricted stock units available for future issuance under the Management Stock Purchase Plan.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information appearing under the caption "Compensation Arrangements-Certain Relationships and Related Transactions" in the Registrant's Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 20, 2003 is incorporated herein by reference.

Item 14.    CONTROLS AND PROCEDURES.

(a)
Evaluation of disclosure controls and procedures.

        As required by new Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the date of this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. However, our management, including our Chief Executive Officer and our Chief Financial Officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives.

(b)
Changes in internal controls.

        In the course of the audit of our consolidated financial statements for the year ended December 31, 2002, we became aware of deficiencies in internal controls at Tianjin Tanggu Watts Valve Company Limited, or TWT, our joint venture located in Tianjin, China. We learned that we had not been maintaining adequate controls and reporting with respect to (i) disbursements from a cash account which had been established to fund certain employee benefit programs, and (ii) cash receipts. After disclosing this deficiency to the Audit Committee of our Board of Directors, our Audit Committee retained independent auditors and attorneys to investigate and report on this matter. We then took the following corrective actions to restore control over this account and cash receipts:

  •
  Ceased paying for these employee benefit programs through an account maintained by our joint venture partner and now pay only properly authorized obligations directly from an account maintained by TWT;

  •
  Implemented tighter reporting and management oversight over the account and cash collections.

        We believe that we now have established reasonably effective internal controls to avoid any further impairment of the assets and liabilities of TWT.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

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

(a)(3) Exhibits

        Exhibits 10.1-10.7, 10.9, 10.17, 10.23 and 10.27 constitute all of the management contracts and compensation plans and arrangements of the Company required to be filed as exhibits to this Annual Report. Upon written request of any stockholder to the Chief Financial Officer at the Company's principal executive office, the Company will provide any of the Exhibits listed below.

Exhibit No.	Description and Location
2.1	Distribution Agreement between Watts Industries, Inc. and CIRCOR International, Inc.(20)
3.1	Restated Certificate of Incorporation, as amended.(12)
3.2	Amended and Restated By-Laws, as amended July 24, 2002.(1)
9.1
Horne Family Voting Trust Agreement-1991 dated as of October 31, 1991(2), Amendments dated November 19, 1996(18), February 24, 1997(18), June 5, 1997(18), August 26, 1997(18), and October 17, 1997(21), an extension Amendment dated October 25, 2001(27) and an extension Amendment dated September 3, 2002.*
9.2	The Amended and Restated George B. Horne Voting Trust Agreement-1997 dated as of September 14, 1999.(22)
10.1
Supplemental Compensation Agreement effective as of September 1, 1996 between the Registrant and Timothy P. Horne.(14), Amendment No. 1, dated July 25, 2000(23), and Amendment No. 2 dated October 23, 2002.*

10.2	Deferred Compensation Agreement between the Registrant and Timothy P. Horne, as amended.(4)
10.3	Indemnification Agreement between the Registrant and Timothy P. Horne dated August 7, 2002.*
10.4	1996 Stock Option Plan, dated October 15, 1996(15), and First Amendment dated February 28, 2003.*
10.5	1989 Nonqualified Stock Option Plan.(3)
10.6
Watts Industries, Inc. Retirement Plan for Salaried Employees dated December 30, 1994, as amended and restated effective as of January 1, 1994,(12), Amendment No. 1(14), Amendment No. 2(14), Amendment No. 3(14), Amendment No. 4 dated September 4, 1996.(18), Amendment No. 5 dated January 1, 1998, Amendment No. 6 dated May 3, 1999(22), and Amendment No. 7 dated June 7, 1999.(22)
10.7	Watts Industries, Inc. Pension Plan (amended and restated effective as of January 1, 1997),* and First Amendment dated October 25, 2002.*
10.8	Registration Rights Agreement dated July 25, 1986.(5)
10.9	Executive Incentive Bonus Plan, as amended.(12)
10.10	Indenture dated as of December 1, 1991 between the Registrant and The First National Bank of Boston, as Trustee, including form of 8 3/8% Note Due 2003.(8)
10.11	Amended and Restated Stock Restriction Agreement dated October 30, 1991(2), Amendment dated August 26, 1997.(18)
10.12	Watts Industries, Inc. 1991 Non-Employee Directors' Nonqualified Stock Option Plan(7), Amendment No. 1.(14)
10.13	Watts Industries, Inc. 2003 Non-Employee Directors' Stock Option Plan.*
10.14	Letters of Credit relating to retrospective paid loss insurance programs.(10)
10.15	Form of Stock Restriction Agreement for management stockholders.(5)
10.16	Loan Agreement dated September 1987 with, and related Mortgage to, N.V. Sallandsche Bank.(6)
10.17	Agreement of the sale of shares of Intermes, S.p.A., RIAF Holding A.G. and the participations in Multiscope Due S.R.L. dated November 6, 1992.(9)
10.18
Revolving Credit Agreement dated as of February 28, 2002 among the Registrant, Watts Regulator Co., Watts Industries Europe B.V., the lenders listed therein and Fleet National Bank, as Administrative Agent.(24)
10.19
Watts Industries, Inc. Management Stock Purchase Plan dated October 17, 1995(13), Amendment No. 1 dated August 5, 1997.(18), Amendment No 2, dated November 1, 1999, Amendment No. 3 dated March 1, 2001.*
10.20	Stock Purchase Agreement dated as of June 19, 1996 by and among Mueller Co., Tyco Valves Limited, Watts Investment Company, Tyco International Ltd. and Watts Industries, Inc.(16)

10.21
Guaranty dated as of February 28, 2002 among the Registrant Watts Investment Company, Watts Spacemaker, Inc., Watts Distribution Company, Inc., Anderson-Barrows Metals Corporation, Watts Drainage Products, Inc., Webster Valve, Inc. and Jameco Industries, Inc. in favor of Fleet National Bank and the lenders under the Revolving Credit Agreement dated February 28, 2002 Revolving Credit Agreement.(24)(25)
10.22	Promissory Note dated as of May 9, 2002 issued by Watts Regulator Company and Watts Industries, Inc. as borrowers.(26)
10.23	Separation and Release Agreement by and between the Registrant and Michael O. Fifer dated December 30, 2002.*
11	Statement Regarding Computation of Earnings per Common Share.(19)
21	Subsidiaries.*
23	Consent of KPMG LLP.*
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)
Incorporated by reference to relevant exhibit to Registrant's Form 10-Q for quarter ended September 30, 2002.

(2)
Incorporated by reference to relevant exhibit to Registrant's Form 8-K dated November 14, 1991.

(3)
Incorporated by reference to relevant exhibit to Registrant's Form 10-K for the year ended June 30, 1989.

(4)
Incorporated by reference to relevant exhibit to Registrant's Form S-1 (No. 33-6515) dated June 17, 1986.

(5)
Incorporated by reference to relevant exhibit to Registrant's Form S-1 (No. 33-6515) as part of the Second Amendment to such Form S-1 dated August 21, 1986.

(6)
Incorporated by reference to relevant exhibit to Registrant's Form S-1 (No. 33-27101) dated February 16, 1989.

(7)
Incorporated by reference to relevant exhibit to Registrant's Amendment No. 1 to Form 10-K for year ended June 30, 1992.

(8)
Incorporated by reference to relevant exhibit to Registrant's Form 10-K for year ended June 30, 1992.

(9)
Incorporated by reference to relevant exhibit to Registrant's Amendment No. 2 dated February 22, 1993 to Form 8-K dated November 6, 1992.

(10)
Incorporated by reference to relevant exhibit to Registrant's Form 10-K for year ended June 30, 1993.

(11)
Intentionally omitted.

(12)
Incorporated by reference to relevant exhibit to Registrant's Form 10-K for year ended June 30, 1995.

(13)
Incorporated by reference to relevant exhibit to Registrant's Form S-8 (No. 33-64627) dated November 29, 1995.

(14)
Incorporated by reference to relevant exhibit to Registrant's Form 10-K for year ended June 30, 1996.

(15)
Incorporated by reference to relevant exhibit to Registrant's Form S-8 (No. 333-32685) dated August 1, 1997.

(16)
Incorporated by reference to relevant exhibit to Registrant's Form 8-K dated September 4, 1996.

(17)
Intentionally omitted.

(18)
Incorporated by reference to relevant exhibit to Registrant's Form 10-K for year ended June 30, 1997.

(19)
Incorporated by reference to notes to Consolidated Financial Statements, Note 2 of this Report.

(20)
Incorporated by reference to exhibit 2.1 to CIRCOR International, Inc. Amendment No. 1 to its registration statement on Form 10 filed on September 22, 1999. (File No. 000-26961).

(21)
Incorporated by reference to relevant exhibit to Registrant's Form 10-K for year ended June 30, 1998.

(22)
Incorporated by reference to relevant exhibit to Registrant's Form 10-K for year ended June 30, 1999.

(23)
Incorporated by reference to relevant exhibit to Registrant's Form 10-Q for quarter ended September 30, 2000.

(24)
Incorporated by reference to relevant exhibit to Registrant's Form 10Q for the quarter ended March 31, 2002.

(25)
This Guaranty is substantially similar in all material respects to the Guaranties entered into by Watts Cazzaniga S.p.A. and Watts Ocean B.V.

(26)
This Note is substantially similar in all material respects to all other Notes issued to the shareholders of Hunter Innovations, Inc.

(27)
Incorporated by reference to relevant exhibit to Registrant's Form 10-K for the year ended December 31, 2001.

*
Filed as an exhibit to this Annual Report with the Securities and Exchange Commission

(b) Reports on Form 8-K

        There were no reports filed on Form 8-K for the quarter ending December 31, 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATTS INDUSTRIES, INC.
	By:	/s/ PATRICK S. O'KEEFE Patrick S. O'Keefe Chief Executive Officer President and Director
DATED: March 26, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PATRICK S. O'KEEFE Patrick S. O'Keefe	Chief Executive Officer President and Director	March 26, 2003
/s/ WILLIAM C. MCCARTNEY William C. McCartney	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer), Secretary	March 26, 2003
/s/ GORDON W. MORAN Gordon W. Moran	Chairman of the Board	March 26, 2003
/s/ TIMOTHY P. HORNE Timothy P. Horne	Director	March 26, 2003
/s/ KENNETH J. MCAVOY Kenneth J. McAvoy	Director	March 26, 2003
/s/ DANIEL J. MURPHY, III Daniel J. Murphy, III	Director	March 26, 2003
/s/ ROGER A. YOUNG Roger A. Young	Director	March 26, 2003

WATTS INDUSTRIES, INC.
CERTIFICATION PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

CERTIFICATIONS

I, Patrick S. O'Keefe, certify that:

        1.    I have reviewed this annual report on Form 10-K of Watts Industries, Inc.

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003	/s/ PATRICK S. O'KEEFE Patrick S. O'Keefe Chief Executive Officer

WATTS INDUSTRIES, INC.
CERTIFICATION PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

CERTIFICATIONS

I, William C. McCartney, certify that:

        1.    I have reviewed this annual report on Form 10-K of Watts Industries, Inc.

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003	/s/ WILLIAM C. MCCARTNEY William C. McCartney Chief Financial Officer and Treasurer

Independent Auditors' Report

         The Board of Directors and Stockholders
Watts Industries, Inc.:

        We have audited the accompanying consolidated balance sheets of Watts Industries, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Watts Industries, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 2 to the financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets based on the adoption of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

Boston, Massachusetts
February 12, 2003,
except as to Note 19
which is as of
March 25, 2003.

Watts Industries, Inc. and Subsidiaries

Consolidated Statements of Operations

(Amounts in thousands, except per share information)

	For the Twelve Months Ended December 31,
	2002	2001	2000
Net sales	$615,526	$548,940	$516,100
Cost of goods sold	406,806	365,408	330,796

GROSS PROFIT	208,720	183,532	185,304
Selling, general and administrative expenses	150,553	131,795	125,317
Restructuring and other charges	638	1,454	—

OPERATING INCOME	57,529	50,283	59,987

Other (income) expense:
Interest income	(992)	(685)	(827)
Interest expense	8,692	9,422	9,897
Other	(389)	1,378	1,705

	7,311	10,115	10,775

INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	50,218	40,168	49,212
Provision for income taxes	17,596	13,612	18,041

INCOME FROM CONTINUING OPERATIONS	32,622	26,556	31,171
Loss from discontinued operations, net of taxes	—	—	(7,170)

NET INCOME	$32,622	$26,556	$24,001

Basic EPS
Income (loss) per share:
Continuing operations	$1.22	$1.00	$1.18
Discontinued operations	—	—	(0.27)

NET INCOME	$1.22	$1.00	$0.91

Weighted average number of shares	26,718	26,497	26,409

Diluted EPS
Income (loss) per share:
Continuing operations	$1.21	$0.99	$1.17
Discontinued operations	—	—	(0.27)

NET INCOME	$1.21	$0.99	$0.90

Weighted average number of shares	27,056	26,802	26,551

Dividends per share	$0.240	$0.240	$0.268

The accompanying notes are an integral part of these consolidated financial statements.

Watts Industries, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except share information)

	December 31,
	2002	2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,973	$11,997
Trade accounts receivable, less allowance for doubtful accounts of $7,322 in 2002 and $6,070 in 2001	123,504	95,498
Inventories, net	133,415	115,864
Prepaid expenses and other assets	10,732	7,087
Deferred income taxes	27,708	25,329
Asset held for sale	2,464	349

Total Current Assets	308,796	256,124
PROPERTY, PLANT AND EQUIPMENT, NET	134,376	128,606
OTHER ASSETS:
Goodwill, net of accumulated amortization of $17,885 in 2002 and 2001	163,226	124,544
Other	28,114	11,196

TOTAL ASSETS	$634,512	$520,470

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$64,704	$42,873
Accrued expenses and other liabilities	69,202	55,930
Accrued compensation and benefits	15,514	11,033
Current portion of long-term debt	82,211	3,693

Total Current Liabilities	231,631	113,529
LONG-TERM DEBT, NET OF CURRENT PORTION	56,276	123,212
DEFERRED INCOME TAXES	20,792	15,692
OTHER NONCURRENT LIABILITIES	19,743	11,414
MINORITY INTEREST	10,134	7,309
STOCKHOLDERS' EQUITY:
Preferred Stock, $.10 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Class A Common Stock, $.10 par value; 80,000,000 shares authorized; 1 vote per share; issued and outstanding, 18,863,482 shares in 2002 and 17,776,509 shares in 2001	1,886	1,778
Class B Common Stock, $.10 par value; 25,000,000 shares authorized; 10 votes per share; issued and outstanding, 8,185,224 shares in 2002 and 8,735,224 shares in 2001	819	874
Additional paid-in capital	45,132	37,182
Retained earnings	259,893	233,761
Accumulated other comprehensive income	(11,794)	(24,281)

Total Stockholders' Equity	295,936	249,314

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$634,512	$520,470

The accompanying notes are an integral part of these consolidated financial statements.

Watts Industries, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Amounts in thousands, except share information)

	Class A Common Stock		Class B Common Stock
							Accumulated Other Comprehensive Income
					Additional Paid-In Capital	Retained Earnings		Treasury Stock	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 1999	16,888,507	$1,689	9,485,247	$949	$35,330	$196,733	$(15,199)	$—	$219,502
Comprehensive income:
Net income						24,001			24,001
Cumulative translation adjustment							(4,529)		(4,529)

Comprehensive income									19,472

Shares of Class B Common Stock converted to Class A Common Stock	250,023	25	(250,023)	(25)
Shares of Class A Common Stock issued upon the exercise of stock options	39,609	4			309				313
Purchase of treasury stock, 10,000 shares @ cost								(105)	(105)
Retirement of treasury stock	(10,000)	(1)			(104)			105
Net change in restricted stock units	57,826	6			461				467
Common Stock dividends						(7,107)			(7,107)

Balance at December 31, 2000	17,225,965	$1,723	9,235,224	$924	$35,996	$213,627	$(19,728)	$—	$232,542
Comprehensive income:
Net income						26,556			26,556
Cumulative translation adjustment							(4,553)		(4,553)

Comprehensive income									22,003

Shares of Class B Common Stock converted to Class A Common Stock	500,000	50	(500,000)	(50)
Shares of Class A Common Stock issued upon the exercise of stock options	110,510	11			1,572				1,583
Purchase of treasury stock, 110,300 shares @ cost								(1,385)	(1,385)
Retirement of treasury stock	(110,300)	(11)			(1,374)			1,385
Net change in restricted stock units	50,334	5			988				993
Common Stock dividends						(6,422)			(6,422)

Balance at December 31, 2001	17,776,509	$1,778	8,735,224	$874	$37,182	$233,761	$(24,281)	$—	$249,314
Comprehensive income:
Net income						32,622			32,622
Cumulative translation adjustment							16,475		16,475
Pension plan additional minimum liability, net of tax of $2,444							(3,988)		(3,988)

Comprehensive income									45,109

Shares of Class B Common Stock converted to Class A Common Stock	550,000	55	(550,000)	(55)
Shares of Class A Common Stock issued upon the exercise of stock options	501,646	50			7,152				7,202
Net change in restricted stock units	35,327	3			798				801
Common Stock dividends						(6,490)			(6,490)

Balance at December 31, 2002	18,863,482	$1,886	8,185,224	$819	$45,132	$259,893	$(11,794)	$—	$295,936

The accompanying notes are an integral part of these consolidated financial statements.

Watts Industries, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Twelve Months Ended December 31,
	2002	2001	2000
OPERATING ACTIVITIES
Income from continuing operations	$32,622	$26,556	$31,171
Adjustments to reconcile net income from continuing operations to net cash provided by continuing operating activities:
Depreciation	21,817	19,971	16,963
Amortization	477	3,704	3,108
Deferred income taxes (benefit)	1,884	(3,421)	1,380
Loss/(Gain) on disposal of property, plant and equipment	(134)	1,923	296
Equity in undistributed earnings/(loss) of affiliates	(101)	6	(120)
Changes in operating assets and liabilities, net of effects from business acquisitions and divestures:
Accounts receivable	(13,762)	6,295	(5,544)
Inventories	(2,764)	4,213	3,648
Prepaid expenses and other assets	(3,405)	(780)	5,529
Accounts payable, accrued expenses and other liabilities	14,791	(7,230)	1,323

Net cash provided by continuing operations	51,425	51,237	57,754

INVESTING ACTIVITIES
Additions to property, plant and equipment	(19,593)	(16,047)	(14,238)
Proceeds from the sale of property, plant and equipment	3,194	267	587
Decrease/(Increase) in other assets	(1,189)	508	(616)
Business acquisitions, net of cash acquired	(26,233)	(42,977)	(9,982)

Net cash used in investing activities	(43,821)	(58,249)	(24,249)

FINANCING ACTIVITIES
Proceeds from long-term borrowings	122,917	124,992	71,000
Payments of long-term debt	(137,513)	(114,033)	(92,430)
Proceeds from exercise of stock options	8,003	2,576	780
Dividends	(6,490)	(6,422)	(7,107)
Purchase and retirement of common stock	—	(1,385)	(105)

Net cash provided by/(used in) financing activities	(13,083)	5,728	(27,862)

Effect of exchange rate changes on cash and cash equivalents	2,281	(214)	(496)
Net cash provided by/(used in) discontinued operations	2,174	(1,740)	(2,928)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,024)	(3,238)	2,219
Cash and cash equivalents at beginning of year	11,997	15,235	13,016

CASH AND CASH EQUIVALENTS AT END OF YEAR	$10,973	$11,997	$15,235

NON CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of businesses
Fair value of assets acquired	$66,176	$64,951	$10,826
Cash paid, net of cash acquired	26,233	42,977	9,982

Liabilities assumed	$39,943	$21,974	$844

The accompanying notes are an integral part of these consolidated financial statements.

Watts Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(1)  Description of Business

        Watts Industries, Inc. (the Company) designs, manufactures and sells an extensive line of valves and other products for the water quality, water safety, water flow control and water conservation markets located predominantly in North America, Europe, and Asia.

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

Allowance for Doubtful Accounts

        Allowance for doubtful accounts are accounted for by analyzing the aging of accounts receivable, individual accounts receivable, historical bad debts and allowances, concentration of receivables by customer, customer credit worthiness, current economic trends and changes in customer payment terms.

Concentration of Credit

        The Company sells products to a diversified customer base and, therefore, has no significant concentrations of credit risk, except that approximately 10.2% of the Company's total sales in 2002 are to The Home Depot, Inc.

Inventories

        Inventories are stated at the lower of cost (first-in, first-out method) or market. Market value is determined by replacement cost or net realizable value. Historical experience is used as the basis for determining the value of our excess or obsolete inventories.

Goodwill and Other Intangible Assets

        Goodwill represents the excess of cost over the fair value of net assets of businesses acquired. The Company adopted Financial Accounting Standards Board Statement No. 141, "Business Combinations" (FAS 141) in fiscal 2001 and Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangible Assets" (FAS 142) on January 1, 2002. FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill. FAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment, at least annually. FAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with Financial Accounting Standards Board Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144).

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

        FAS 142 also requires goodwill to be tested annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company has elected to perform its annual tests for indications of goodwill impairment as of the end of fiscal October of each year. The Company performed its fiscal 2002 annual test as of October 27, 2002 and concluded that no impairment existed.

        The effect of the adoption of the standard on prior period earnings, excluding goodwill amortization expense, net of tax, is as follows:

	Twelve Months Ended December 31,
	2002	2001	2000
	(in thousands, except per share information)
Net income, as reported	$32,622	$26,556	$24,001
Add back: goodwill amortization, net of tax	—	3,220	2,668

Adjusted net income	$32,622	$29,776	$26,669

Basic earnings per share:
Net income, as reported	$1.22	$1.00	$0.91
Goodwill amortization	—	0.12	0.10

Adjusted net income	$1.22	$1.12	$1.01

Diluted earnings per share:
Net income, as reported	$1.21	$0.99	$0.90
Goodwill amortization	—	0.12	0.10

Adjusted net income	$1.21	$1.11	$1.00

        The changes in the carrying amount of goodwill for the twelve months ended December 31, 2002 are as follows:

(in thousands)
Carrying amount as of December 31, 2001	$124,544
Goodwill acquired during the year	30,662
Effect of change in rates used for translation	8,020

Carrying amount as of December 31, 2002	$163,226

        Amortized Intangible Assets include the following and are presented in "Other Assets: "Other", in the Consolidated Balance Sheet:

	As of December 31, 2002
	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Patents	$8,353	$(3,445)
Other	15,144	(917)

Total	$23,497	$(4,362)

        Aggregate amortization expense for amortized other intangible assets for the twelve months ended December 31, 2002 was $477,000. Additionally, future amortization expense on other intangible assets approximates $597,000 for fiscal 2003, $542,000 for fiscal 2004 and $521,000 for fiscal 2005, 2006 and 2007.

        Prior to the adoption of FAS 141 and FAS 142, goodwill was amortized over 40 years using the straight-line method. Also, the Company previously assessed the recoverability of intangible assets by determining whether the intangible asset balance can be recovered through undiscounted cash flows of the acquired businesses. The amount of impairment, if any, was measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds.

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

Foreign Currency Translation

        The financial statements of subsidiaries located outside the United States generally are measured using the local currency as the functional currency. Balance sheet accounts, including goodwill, of foreign subsidiaries are translated into United States dollars at fiscal year end exchange rates. Income and expense items are translated at weighted average exchange rates for each period. Net translation gains or losses are included in other comprehensive income, a separate component of stockholders' equity. The Company does not provide for U.S. income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings of foreign subsidiaries. Gains and losses from foreign currency transactions of these subsidiaries are included in net earnings.

Stock Based Compensation

        The Company accounts for stock based compensations in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), and related interpretations. The Company records stock based compensation expense associated with its Management Stock Purchase Plan due to the discount from market price. Stock-based compensation expense is amortized to expense on a straight-line basis over the vesting period. The following table illustrates the effect on reported net income and earnings per common share if the Company had applied the fair value method to measured stock-based compensation, which is described more fully in Note 13 as required under the disclosure provisions of Financial Accounting Standards Board No. 123, "Accounting for Stock-Based Compensation"(FAS 123) as amended by Financial Accounting Standards Board No. 148 "Accounting for Stock-Based Compensation Transition and Disclosure"(FAS 148).

	Twelve Months Ended December 31, 2002	Twelve Months Ended December 31, 2001	Twelve Months Ended December 31, 2000
	(in thousands)
Net income, as reported	$32,622	$26,556	$24,001
Add: Stock-based employee compensation expense from the Management Stock Purchase Plan included in reported net income, net of tax	223	282	74
Deduct: Stock-based employee expense determined under the fair value method, net of tax:
Restricted stock units (Management Stock Purchase Plan)	(97)	(92)	(73)
Employee stock options	(583)	(561)	(489)

Proforma net income	$32,165	$26,185	$23,513

Earnings per share:
Basic—as reported	$1.22	$1.00	$0.91
Basic—proforma	1.20	0.99	0.89
Dilutive—as reported	1.21	0.99	0.90
Dilutive—proforma	$1.19	$0.98	$0.88

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

        Net income and number of shares used to compute net earnings per share from continuing operations, basic and assuming full dilution, are reconciled below:

	Twelve Months Ended December 31, 2002			Twelve Months Ended December 31, 2001			Twelve Months Ended December 31, 2000
	Income from Continuing Operations	Shares	Per Share Amount	Income from Continuing Operations	Shares	Per Share Amount	Income from Continuing Operations	Shares	Per Share Amount
	(Amounts in thousands, except per share information)
Basic EPS	$32,622	26,718	$1.22	$26,556	26,497	$1.00	$31,171	26,409	$1.18
Dilutive securities principally common stock options	—	338	0.01	—	305	0.01	—	142	0.01

Diluted EPS	$32,622	27,056	$1.21	$26,556	26,802	$0.99	$31,171	26,551	$1.17

Derivative Financial Instruments

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

        Using qualifying criteria defined in Financial Accounting Standards Board Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), derivative instruments are designated and accounted for as either a hedge of a recognized asset or liability (fair value hedge) or a hedge of a forecasted transaction (cash flow hedge). For a fair value hedge, both the effective and ineffective portions of the change in fair value of the derivative instrument, along with an adjustment to the carrying amount of the hedged item for fair value changes attributable to the hedged risk, are recognized in earnings. For a cash flow hedge, changes in the fair value of the derivative instrument that are highly effective are deferred in accumulated other comprehensive income or loss until the underlying hedged item is recognized in earnings.

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

        Certain forecasted transactions, primarily intercompany sales between the United States and Canada, and assets are exposed to foreign currency risk. The Company monitors its foreign currency exposures on an ongoing basis to maximize the overall effectiveness of its foreign currency hedge positions. During fiscal year 2002, the Company used foreign currency forward contracts as a means of hedging exposure to foreign currency risks. The Company's foreign currency forwards have been designated and qualify as cash flow hedges under the criteria of FAS 133. FAS 133 requires that changes in fair value of derivatives that qualify as cash flow hedges be recognized in other comprehensive income while the ineffective portion of the derivative's change in fair value be recognized immediately in earnings.

        The Company also uses interest rate swaps as hedges for certain forecasted interest costs.

Shipping and Handling

        Shipping and handling costs included in selling, general and administrative expense amounted to $20,900,000, $21,002,000 and $19,492,000 for the fiscal years ended December 31, 2002, 2001 and 2000, respectively.

Revenue Recognition

        The Company recognizes revenue when all of the following criteria have been met: the product has been shipped and title passes, the sales price to the customer is fixed or is determinable, and the collectability of the price is reasonably assured. Provisions for estimated returns and allowances are made at the time of sale and are presented in the "Allowance for Doubtful Accounts" in the Consolidated Balance Sheet.

Sales Incentives and Other

        During 2000, the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) added to its agenda various revenue recognition issues that could impact the income statement classification of certain promotional payments. In May 2002, the EITF reached a consensus on Issue 00-14, "Accounting for Certain Sales Incentives"(EITF 00-14). EITF 00-14 addresses the recognition and income statement classification of various sales incentives. The consensus became effective in the first quarter of 2002 and was not material to the Company's consolidated financial statements.

        Effective January 1, 2002, the Company adopted EITF Issue No 01-9, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products" (EITF 01-9). This did not have a material impact as the Company has historically accounted for this type of consideration as a reduction of revenue.

Advertising

        The Company records advertising expense as incurred.

Basis of Presentation

        Certain amounts in fiscal years 2001 and 2000 have been reclassified to permit comparison with the 2002 presentation.

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

New Accounting Standards

        In August 2001, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards Board Statement No. 143, "Accounting for Asset Retirement Obligations" (FAS 143) which requires companies to record the fair value of an asset retirement obligation as a liability in the period it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The company must also record a corresponding increase in the carrying value of the related long-lived asset and depreciate that cost over the remaining useful life of the asset. The liability must be increased each period for the passage of time with the offset recorded as an operating expense. The liability must also be adjusted for changes in the estimated future cash flows underlying the initial fair value measurement. Companies must also recognize a gain or loss on the settlement of the liability. The provisions of FAS 143 are effective for fiscal years beginning after June 15, 2002. At the date of the adoption of FAS 143, companies are required to recognize a liability for all existing asset retirement obligations and the associated asset retirement costs. The Company has adopted FAS 143 and its adoption was not material in the consolidated financial statements.

        Effective January 1, 2002, the Company also adopted FAS 144 which addresses the accounting and reporting for the impairment or disposal of long-lived assets. FAS 144 supercedes FAS 121 but retains many of the fundamental provisions of FAS 121. FAS 144 also supercedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APB 30) for the disposal of a segment of a business. However, FAS 144 retains the requirements of APB 30 to report discontinued operations separately and extends that reporting requirement to components of an entity that has either been disposed of or is classified as held for sale. FAS 144 excludes goodwill and other intangibles that are not amortized from its scope. The Company's former distribution center for the German market was closed during fiscal 2002 due to the Company's manufacturing restructuring plan. The building is being actively marketed and the Company expects the building to be sold during fiscal 2003. In accordance with FAS 144 the Company has classified this asset as an "Asset held for sale" in the Consolidated Balance Sheet as of December 31, 2002 and is carrying the asset at the fair value less costs to sell.

        In April 2002, the FASB issued Financial Accounting Standards Board Statement No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (FAS 145). FAS 145 rescinds FAS 4 and FAS 64 related to classification of gains and losses on debt extinguishment such that most debt extinguishment gains and losses will no longer be classified as extraordinary. FAS 145 also amends FAS 13 with respect to sales-leaseback transactions. The Company adopted the provisions of FAS 145 effective April 1, 2002, and the adoption was not material to its consolidated financial statements.

        In July 2002, the FASB issued Financial Accounting Standards Board Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (FAS 146). The principal difference between this Statement and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently evaluating the effect the adoption of FAS 146 will have on its results of operations and financial position.

        In December 2002, the FASB issued Financial Accounting Standards Board Statement No. 148, "Accounting for Stock-based Compensation—Transition and Disclosure (FAS 148). This statement, which is effective for fiscal years ending after December 15, 2002, amends FAS 123 and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 regardless of the accounting method used to account for stock-based compensation. The Company has chosen to continue to account for stock-based compensation of employees using the fair value method prescribed in APB No. 25. However the enhanced disclosure provisions as defined by FAS 148 are effective for December 31, 2002 and have been adopted by the Company.

        In November 2002, the FASB issued Financial Accounting Standards Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." (FIN 45) requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a roll-forward of the entity's product warranty liabilities. The Company will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002. The Company has adopted the disclosure provisions of FIN 45 effective December 31, 2002. The Company does offer warranties, but the returns under warranty have been immaterial. The warranty reserve is part of the sales returns and allowances, a component of the Company's allowance for doubtful accounts. The Company is currently in the process of evaluating the potential impact that the adoption of FIN 45 will have on its consolidated financial position and results of operations.

        In January 2003, the FASB issued Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46) which requires the consolidation of variable interest entities by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003 (Q3 of fiscal 2003 for the Company). The Company is currently evaluating the effect that the adoption of FIN 46 will have on its results of operations and financial condition.

        The Company is currently evaluating whether it would be required to consolidate Jameco International, LLC in its fiscal 2003 financial statements. Jameco International, LLC imports and sells vitreous china, imported faucets and faucet parts and imported bathroom accessories to the North American retail market. Jameco International, LLC was formed on November 14, 1996. The Company has a 49% interest in Jameco International, LLC and is not involved in the operations on a daily basis. Loan amounts totaling $2,231,000 are included in the carrying amount upon which Jameco International, LLC accrues and pays interest to the Company. The agreement provides for 70% of net income up to $500,000 to be allocated to the Company and the amounts thereafter to be allocated in accordance with membership interest. Its annual sales for twelve months ended December 31, 2002 were $16,685,000. The assets of $3,821,000 less liabilities of $1,971,000, which excludes the loan from the Company, of Jameco International, LLC are sufficient to substantially cover the carrying amount $2,009,000 which is classified as "Other Assets: Other" on its Consolidated Balance Sheet. The assets are comprised primarily of accounts receivable and inventory that the Company believes are collectable and saleable respectively within the normal course of business.

(3)  Discontinued Operations

        In September 1996, the Company divested its Municipal Water Group of businesses, which included Henry Pratt, James Jones Company and Edward Barber and Company Ltd. Costs and expenses related to the Municipal Water Group, for fiscal 2000 relate to legal and settlement costs associated with the James Jones litigation (see Note 15).

        Condensed operating statement data of the discontinued operations is summarized below:

	Twelve Months Ended December 31, 2002	Twelve Months Ended December 31, 2001	Twelve Months Ended December 31, 2000
	(in thousands)
Net sales	$—	$—	$—
Costs and expenses
Municipal Water Group	—	—	11,950

Income/(loss) before income taxes	—	—	(11,950)
Provision for income taxes (benefit)	—	—	(4,780)

Loss from discontinued operations, net of taxes	$—	$—	$(7,170)

(4)  Restructuring and Other Charges

        The Company is in the process of implementing a plan to consolidate several of its manufacturing plants both in North America and Europe. At the same time it is expanding its manufacturing capacity in China and other low cost areas of the world. The implementation of this manufacturing restructuring plan began during the fourth quarter of fiscal 2001. The projects for which charges were recorded in the fourth quarter of fiscal 2001 are essentially complete. During 2002, the Company decided to expand the scope of the manufacturing restructuring plan and transfer certain production to low cost manufacturing plants in Tunisia and Bulgaria. The expanded plan is expected to be completed by the end of fiscal 2003. The Company recorded pre-tax manufacturing restructuring and other costs of $5,831,000 in the fourth quarter of fiscal 2001 and $4,089,000 for fiscal 2002. The manufacturing restructuring and other costs recorded in 2001 and 2002 consist primarily of severance costs, asset write-downs and accelerated depreciation. The severance costs, which have been recorded as restructuring, are for 38 employees in manufacturing and administration groups, 26 of whom have been terminated as of December 31, 2002. Asset write-downs consist primarily of write-offs of inventory related to product lines that the Company has discontinued as part of this restructuring plan and are recorded in cost of goods sold. Accelerated depreciation is based on shorter remaining estimated useful lives of certain fixed assets and has been recorded in cost of goods sold. Other costs consist primarily of removal and shipping costs associated with relocation of manufacturing equipment and has been recorded in cost of goods sold.

        Details of our manufacturing restructuring and other costs through December 31, 2002 are as follows:

	Initial Provision	Utilized During 2001	Balance 2001	Additional Provisions	Utilized During 2002	Remaining Balance
	(in thousands)
Restructuring/Other	$1,454	$692	$762	$638	$981	$419
Asset Write-downs	4,300	4,300	—	2,491	2,491	—
Other costs	77	77	—	960	960	—

Total	$5,831	$5,069	$762	$4,089	$4,432	$419

(5)  Business Acquisitions

        On July 29, 2002 a wholly-owned subsidiary of the Company acquired F&R Foerster and Rothmann GmbH (F&R) located in Neuenburg am Rhein, Germany, for approximately $2.3 million in cash less assumed net debt of $0.8 million. F&R manufactures and distributes a line of gauges predominately to the French and German OEM markets. F&R's annual revenue, prior to the acquisition, was approximately 4 million euro. The December 31, 2002 Consolidated Balance Sheet of the Company contains a purchase price allocation consistent with the guidelines in FAS 141.

        On July 15, 2002, a wholly-owned subsidiary of the Company acquired ADEV Electronic SA (ADEV) located in Rosieres, France and its closely affiliated distributor, E.K. Eminent A.B. (Eminent) located in Gothenburg, Sweden for approximately $12.9 million in cash less assumed net debt of $3.5 million. ADEV also has a low cost manufacturing facility located in Tunisia. ADEV manufactures and distributes electronic systems predominantly to the OEM market. Their product lines include thermostats and controls for heating, ventilation and air conditioning, control systems for hydronic and electric floor warming systems, and controls for other residential applications. Eminent distributes electronic controls, mechanical thermostats and other electric control related products throughout the European Nordic countries. The two companies' combined annual revenue preceding the acquisition was approximately 30 million euro. The December 31, 2002 Consolidated Balance Sheet of the Company contains a purchase price allocation consistent with the guidelines in FAS 141.

        On May 9, 2002, a wholly-owned subsidiary of the Company acquired Hunter Innovations of Sacramento, California for $25 million, of which approximately $10 million was paid in cash at the closing and the balance in interest bearing notes, payable in equal installments over the next four years. Hunter Innovations was founded in 1995 and has developed a line of large backflow prevention devices that represent a significant advance in technology. The improved product features that are important to the backflow prevention markets include lighter weight, more compact design, better flow characteristics, improved serviceability and multiple end-connection and shutoff valve options. Hunter Innovations' sales during the twelve months preceding the acquisition were approximately $1.5 million. Unlike most of our acquisitions, Hunter did not have significant historical revenues or earnings. Nonetheless, the purchase price was based on projected revenues and earnings as utilized in other acquisitions. During the quarter ending September 30, 2002, the Company obtained a third-party valuation to allocate the purchase price. Consistent with the guidelines in FAS 141, the allocation for goodwill was approximately $16.8 million and approximately $11.7 million was for intangibles, which are classified in "Other Assets: Other" in the Company's Consolidated Balance Sheet as of December 31, 2002. Of the $11.7 million of acquired intangible assets, $9.2 million was assigned to unpatented technology that is not currently subject to amortization and $2.5 million to patents (twenty-year useful life). The $16.8 million of goodwill was assigned to the North American segment, none of which is deductible for tax purposes.

        On March 5, 2002, the Company entered into a joint venture with the Yuhuan County Cheng Guan Metal Hose Factory (Cheng Guan) located in Taizhou, Zhejiang Province of the People's Republic of China. Cheng Guan, with annual sales prior to the transaction of approximately $15 million, is a manufacturer of a variety of plumbing products sold both into the Chinese domestic market and export markets. Its product lines were contributed to the joint venture and include hose, hose connectors, multi-layer tubing and stainless steel braided hose. The joint venture is owned 60% by the Company and 40% by its Chinese partner. The Company will invest $7.8 million to obtain this 60% interest, $5.0 million, of which, had been paid as of December 31, 2002. The December 31, 2002 Consolidated Balance Sheet of the Company contains a purchase price allocation of the joint venture. The allocation for goodwill was approximately $3 million and approximately $2 million was for other amortizable intangibles, which are classified in "Other Assets: Other" in the Company's Consolidated Balance Sheet as of December 31, 2002.

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

        On January 5, 2001, a wholly-owned subsidiary of the Company acquired Dumser Metallbau GmbH & Co. KG located in Landau, Germany for approximately $20 million in cash. The main products of Dumser include brass, steel and stainless steel manifolds used as a prime distribution device in hydronic heating systems. Dumser's annualized sales prior to the acquisition were approximately $24 million. Dumser has a 51% controlling share of Stern Rubinetti. Stern Rubinetti is an Italian manufacturing company producing brass components located in Brescia, Italy.

        On August 30, 2000, a wholly-owned subsidiary of the Company acquired certain assets of Chiles Power Supply and Bask LLC, located in Springfield, Missouri for approximately $3 million in cash. The acquired business, now operating under the name Watts Radiant, manufactures and distributes a complete line of hydronic and electric radiant heating and snow melting systems.

        On May 12, 2000, a wholly-owned subsidiary of the Company acquired McCraney, Inc., located in Santa Ana, California for approximately $7 million in cash. McCraney, doing business as Spacemaker, manufactures a complete line of seismic restraint straps for water heaters as well as water heater stands and enclosures.

(6)  Allowance for Doubtful Trade Accounts Receivable

        Activity in the allowance for doubtful trade accounts receivable, including reserves for estimated returns, is as follows:

	Twelve Months Ended December 31, 2002	Twelve Months Ended December 31, 2001	Twelve Months Ended December 31, 2000
	(in thousands)
Balance at beginning of year	$6,070	$6,614	$6,730
Additions, charged to operations	1,225	1,697	1,211
Other additions, primarily related to acquisitions	167	392	25
Deductions, losses charged to reserves	(140)	(2,633)	(1,352)

Balance at end of year	$7,322	$6,070	$6,614

(7)  Inventories

        Inventories consist of the following:

	December 31, 2002	December 31, 2001
	(in thousands)
Raw materials	$40,591	$34,276
Work in process	17,289	13,032
Finished goods	75,535	68,556

	$133,415	$115,864

(8)  Property, Plant and Equipment

        Property, plant and equipment consists of the following:

	December 31, 2002	December 31, 2001
	(in thousands)
Land	$8,980	$8,890
Buildings and improvements	64,935	61,045
Machinery and equipment	166,684	142,615
Construction in progress	8,334	5,685

	248,933	218,235
Accumulated Depreciation	(114,557)	(89,629)

	$134,376	$128,606

(9)  Income Taxes

        The significant components of the Company's deferred income tax liabilities and assets are as follows:

	December 31, 2002	December 31, 2001
	(in thousands)
Deferred income tax liabilities:
Excess tax over book depreciation	$13,806	$12,945
Intangibles	4,496	—
Other	2,490	2,747

Total deferred income tax liabilities	20,792	15,692

Deferred income tax assets:
Accrued expenses	12,189	12,185
Net operating loss carry-forward	4,664	3,298
Other	11,564	10,495

Total deferred income tax assets	28,417	25,978
Valuation allowance	(709)	(649)

Net deferred income tax	27,708	25,329

Net deferred income tax asset	$6,916	$9,637

        The provision for income taxes from continuing operations is based on the following pre-tax income:

	Twelve Months Ended December 31, 2002	Twelve Months Ended December 31, 2001	Twelve Months Ended December 31, 2000
	(in thousands)
Domestic	$37,931	$30,152	$35,565
Foreign	12,287	10,016	13,647

	$50,218	$40,168	$49,212

        The provision for income taxes from continuing operations consists of the following:

	Twelve Months Ended December 31, 2002	Twelve Months Ended December 31, 2001	Twelve Months Ended December 31, 2000
	(in thousands)
Current tax expense
Federal	$12,408	$11,411	$10,294
Foreign	4,241	4,238	4,544
State	2,139	2,125	1,845

	18,788	17,774	16,683

Deferred tax expense (benefit)
Federal	(358)	(2,096)	1,554
Foreign	(630)	(1,593)	(414)
State	(204)	(473)	218

	(1,192)	(4,162)	1,358

	$17,596	$13,612	$18,041

        Actual income taxes reported from continuing operations are different than would have been computed by applying the federal statutory tax rate to income from continuing operations before income taxes. The reasons for this difference are as follows:

	Twelve Months Ended December 31, 2002	Twelve Months Ended December 31, 2001	Twelve Months Ended December 31, 2000
	(in thousands)
Computed expected federal income expense	$17,576	$14,059	$17,224
State income taxes, net of federal tax benefit	1,257	1,074	1,341
Goodwill amortization	—	751	714
Foreign tax rate differential	(862)	(1,025)	(646)
Other, net	(375)	(1,247)	(592)

	$17,596	$13,612	$18,041

        At December 31, 2002, the Company had net operating loss carryforwards of $12.3 million for income tax purposes. $10.7 million of the net operating losses are foreign losses and can be carried forward indefinitely, with the remainder being U.S. losses expiring in fiscal 2022. The Company had a valuation allowance of $0.7 million and $0.6 million as of December 31, 2002 and 2001, respectively, against a portion of the net operating loss carryforwards. Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $78.1 million at December 31, 2002, $55.5 million at December 31, 2001, and $57.3 million at December 31, 2000. Those earnings are considered to be indefinitely reinvested, and, accordingly, no provision for U.S. federal and state income taxes has been recorded thereon. Upon distribution of those earnings, in the form of dividends or otherwise, the Company will be subject to withholding taxes payable to the various foreign countries. Determination of the amount of U.S. income tax liability that would be incurred is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce some portion of any U.S. income tax liability. Withholding taxes of approximately $3.4 million would be payable upon remittance of all previously unremitted earnings at December 31, 2002.

        The Company made income tax payments of $16.4 million for the fiscal year ended December 31, 2002, $19.7 million for the fiscal year ended December 31, 2001 and $18.4 million in fiscal year ended December 31, 2000.

        The Company believes that more likely than not that it will be able to recover the deferred tax assets not subject to valuation allowance.

(10) Accrued Expenses and Other Liabilities

        Accrued expenses and other liabilities consist of the following:

	December 31, 2002	December 31, 2001
	(in thousands)
Commissions and sales incentives payable	$13,370	$12,214
Accrued insurance	14,168	12,415
Pension Liability	5,387	4,162
Other	23,874	18,919
Income Taxes Payable	1,860	1,766
Accrued legal/settlement	10,543	6,454

	$69,202	$55,930

(11) Financing Arrangements

        Long-term debt consists of the following:

	December 31, 2002	December 31, 2001
	(in thousands)
8 3/8% notes due December 2003	$75,000	$75,000
Hunter Innovations notes with principal payable in four equal annual installments, accruing interest monthly, due May 2006 (4.10625% at December 31, 2002)	15,000	—
Industrial Revenue Bond, matured in September 2002 with accrued interest at a variable rate based on weekly tax-exempt interest rates (1.90% at December 31, 2001)	—	5,000

$150 million revolving credit facility maturing in February 2005, includes a $100 million tranche for U.S. borrowing and a $50 million tranche for euro based borrowing. U.S. loan interest accruing at a variable rate (4.25% at December 31, 2002) of either eurocurrency rate loans at a LIBOR rate plus the applicable margin with respect to eurocurrency rate loans in effect for that period, or the U.S. base rate, which is the higher of the "prime rate" and (0.5%) above the Federal Funds Effective Rate. European loan interest accruing at a variable rate (3.84% at December 31, 2002) of either eurocurrency rate loans at a EURIBOR rate plus the applicable margin with respect to eurocurrency rate loans in effect for that period, or the euro base rate plus the greater of 1.0% and the applicable margin with respect to euro base rate loans in effect for that period. Of the $41,649,000, $6,000,000 was borrowed under the U.S. tranche and $35,649,000 was borrowed for euro based borrowings.	41,649	—
$100 million revolving line of credit facility, accruing interest at a variable rate (3.42% and at December 31, 2001) of either eurodollar rate plus 0.185%, prime rate or a competitive money market rate specified by the Lender, and expired March 2002	—	5,000
10.4 million euro tranche at December 31, 2001, accruing interest at a variable rate of EURIBOR plus .75% (4.5% at December 31, 2001) expired February 2002.	—	9,257
29 million euro line of credit, accruing interest at a variable rate of EURIBOR plus 0.75% (4.3% at December 31, 2001) and expired March 2002	—	25,457
Other (at interest rates ranging from 4.3% to 11.28%)	6,838	7,191

	138,487	126,905
Less: current portion	82,211	3,693

	$56,276	$123,212

        Principal payments during each of the next five fiscal years are due as follows (in thousands): 2003—$82,211; 2004—$4,628; 2005—$46,066; 2006—$4,261 and 2007—$409. Interest paid for all periods presented in the accompanying consolidated financial statements approximates interest expense.

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

        Letters of credit are purchased guarantees that ensure the Company's performance or payment to third parties in accordance with specified terms and conditions. Amounts outstanding were approximately $19,522,000 as of December 31, 2002 and $14,997,000 as of December 31, 2001. These instruments may exist or expire without being drawn down. Therefore, they do not necessarily represent future cash flow obligations.

        Certain of the Company's loan agreements contain covenants that require, among other items, the maintenance of certain financial ratios and limit the Company's ability to enter into secured borrowing arrangements.

(12) Common Stock

        Since fiscal 1997, the Company's Board of Directors has authorized the repurchase of 4,380,200 shares of the Company's common stock in the open market and through private purchases. Since the inception of this repurchase program, 3,716,000 shares of the Company's common stock have been repurchased and retired.

        The Class A Common Stock and Class B Common Stock have equal dividend and liquidation rights. Each share of the Company's Class A Common Stock is entitled to one vote on all matters submitted to stockholders and each share of Class B Common Stock is entitled to ten votes on all such matters. Shares of Class B Common Stock are convertible into shares of Class A Common Stock, on a one-to-one basis, at the option of the holder. As of December 31, 2002, the Company has reserved a total of 4,079,910 of Class A Common Stock for issuance under its stock-based compensation plans and 8,185,224 shares for conversion of Class B Stock to Class A Common Stock.

(13) Stock-Based Compensation

        The Company has several stock option plans under which key employees and outside directors have been granted incentive (ISOs) and nonqualified (NSOs) options to purchase the Company's Class A common stock. Generally, options become exercisable over a five year period at the rate of 20% per year and expire ten years after the date of grant. ISOs and NSOs granted under the plans have exercise prices of not less than 100% and 50% of the fair market value of the common stock on the date of grant, respectively. At December 31, 2002, 2,392,418 shares of Class A common stock were authorized for future grants of options under the Company's stock option plans.

        The following is a summary of stock option activity and related information:

	Twelve Months Ended December 31, 2002		Twelve Months Ended December 31, 2001		Twelve Months Ended December 31, 2000
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
	(Options in thousands)
Outstanding at beginning of year	1,757	$13.31	1,714	$13.03	1,960	$13.25
Granted	273	15.50	230	15.19	208	11.68
Cancelled	(73)	11.75	(76)	13.89	(415)	13.79
Exercised	(502)	11.88	(111)	12.54	(39)	8.55

Outstanding at end of year	1,455	$14.29	1,757	$13.31	1,714	$13.03

Exercisable at end of year	858	$14.11	1,171	$13.20	1,103	$13.31

        The following table summarizes information about options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(Options in thousands)
$ 9.20 - $10.59	99	6.0	$10.58	99	$10.58
$10.72 - $14.05	396	8.1	12.06	217	12.09
$14.29 - $16.40	960	5.9	15.59	542	15.56

	1,455	6.6	$14.29	858	$14.11

        The Company has a Management Stock Purchase Plan that allows for the granting of Restricted Stock Units (RSUs) to key employees to purchase up to 1,000,000 shares of Class A common stock at 67% of the fair market value on the date of grant. RSUs vest annually over a three year period from the date of grant. The difference between the RSU price and fair market value at the date of award is amortized to compensation expense ratably over the vesting period. At December 31, 2002, 232,511 RSUs were outstanding. Dividends declared for RSUs that remain unpaid at December 31, 2002 total $56,260.

        The Company has elected to follow APB No. 25 and related interpretations in accounting for its stock-based compensation. In addition the Company provides proforma disclosure of stock-based compensation, as measured under the fair value requirements of FAS 123. These proforma disclosures, which are calculated for awards granted after June 30, 1995, are provided in Footnote 2 as required under FAS 148. The weighted average grant date fair value of options granted are $4.43, $6.74 and $4.67 for the years ending December 31, 2002, 2001 and 2000, respectively. Also, the weighted average grant date fair value of RSUs related to Management Stock Purchase Plan are $2.40, $4.16 and $3.67 for the years ending December 31, 2002, 2001 and 2000, respectively. The fair value of the Company's stock-based awards to employees and the Management Stock Purchase Plan (used in reconciliation of Footnote 2) was estimated using a Black-Scholes option pricing model and the following assumptions:

	Twelve Months Ended December 31, 2002	Twelve Months Ended December 31, 2001	Twelve Months Ended December 31, 2000
Expected life (years)	5.0	5.0	5.0
Expected stock price volatility	33.2%	52.4%	48.2%
Expected dividend yield	1.6%	1.6%	2.3%
Risk-free interest rate	2.65%	4.36%	4.93%

(14) Employee Benefit Plans

        The Company sponsors defined benefit pension plans covering substantially all of its domestic employees. Benefits are based primarily on years of service and employees' compensation. The funding policy of the Company for these plans is to contribute an annual amount that does not exceed the maximum amount that can be deducted for federal income tax purposes.

        The components of the pension plans are as follows:

	Twelve Months Ended December 31, 2002	Twelve Months Ended December 31, 2001	Twelve Months Ended December 31, 2000
		(in thousands)
Components of net benefit expense
Service cost—benefits earned	$1,512	$1,383	$1,314
Interest costs on benefits obligation	2,683	2,487	2,371
Estimated return on assets	(2,520)	(3,003)	(2,931)

	1,675	867	754
Net amortization /deferral	(50)	(282)	(271)

Total benefit expense	$1,625	$585	$483

        The funded status of the defined benefit plan and amounts recognized in the balance sheet are as follows:

	December 31, 2002	December 31, 2001
	(in thousands)
Change in projected benefit obligation
Balance at beginning of period	$36,038	$31,803
Service cost	1,512	1,382
Interest cost	2,683	2,487
Actuarial loss	3,495	1,182
Amendments/curtailments	96	631
Benefits paid	(1,863)	(1,447)

Balance at end of period	$41,961	$36,038

Change in fair value of plan assets
Balance at beginning of period	$28,724	$33,943
Actual loss on assets	(1,514)	(4,010)
Employer contributions	188	238
Benefits paid	(1,863)	(1,447)

Fair value of plan assets at end of period	$25,535	$28,724

Plan assets less than benefit obligation	$(16,426)	$(7,315)
Unrecognized transition obligation	(403)	(657)
Unrecognized prior service costs	1,567	1,677
Unrecognized net actuarial gain	10,003	2,474

Net accrued benefit costs	$(5,259)	$(3,821)

Accrued minimum pension liability adjustment	$(7,526)	$(476)
Intangible asset	$1,094	$476

        Additionally, substantially all of the Company's domestic employees are eligible to participate in a 401(k) savings plan. Under this plan, the Company matches a specified percentage of employee contributions, subject to certain limitations.

        The Company's match expense for the years ended December 31, 2002, 2001 and 2000, were $330,000, $324,000 and $225,000, respectively.

        The weighted average assumptions used in determining the obligations of pension benefit plans are shown below:

	December 31, 2002	December 31, 2001
Discount rate	6.75%	7.50%
Expected return on plan assets	9.00%	9.00%
Rate of compensation increase	4.00%	4.50%

        The pension intangible asset was recorded in accordance with Financial Accounting Standards Board Statement No. 87, "Employers Accounting for Pensions" (FAS 87), which states that a minimum additional liability is required if an unfunded accumulated benefit obligation exists and (a) an asset has been recognized as prepaid pension cost, (b) the liability already recognized as unfunded accrued pension cost is less than the unfunded accumulated benefit obligation, or (c) no accrued or prepaid pension cost has been recognized. At December 31, 2002, the Company had an unfunded accrued pension cost less than the unfunded accumulated benefit obligation, accordingly a minimum additional liability was required of approximately $7.5 million. If an additional minimum liability is recognized pursuant to FAS 87, an equal amount is recognized as an intangible asset, provided that the asset recognized does not exceed the amount of unrecognized prior service cost. At December 31, 2002, unrecognized prior service cost is $1.1 million, accordingly, the related intangible asset is $1.1 million. In the Company's case, the additional minimum liability exceeded the unrecognized prior service cost by almost $6.4 million, accordingly, the additional liability in excess of unrecognized prior service cost, (which represents a net loss not yet recognized as net periodic pension cost) is reported as a separate component of other comprehensive income in stockholder's equity, net of any tax benefits that result from considering such losses as timing differences in accordance with Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" (FAS 109). The deferred tax component of the minimum additional liability was $2.4 million. The underlying reason for the Company's large minimum additional liability lies in the under performing capital markets in the United States.

        The Company entered into a Supplemental Compensation Agreement (the Agreement) with Timothy P. Horne on September 1, 1996. Per the Agreement, upon ceasing to be an employee of the Company, Mr. Horne must make himself available, as requested by the Board, to work a minimum of 300 but not more than 500 hours per year as a consultant in return for certain annual compensation as long he is physically able to do so. If Mr. Horne complies with the consulting provisions of the agreement above, he shall receive supplemental compensation on an annual basis of $400,000 per year in exchange for the services performed, as long as he is physically able to do so. In the event of physical disability, subsequent to commencing consulting services for the Company, Mr. Horne will continue to receive $400,000 annually. The payment for consulting services provided by Mr. Horne will be expensed as incurred by the Company. Mr. Horne retired effective December 31, 2002, and therefore the Supplemental Compensation period began on January 1, 2003. In accordance with Financial Accounting Standards Board Statement No. 106, "Employers Accounting for Post Retirement Benefits Other Than Pensions", the Company will accrue for the future post-retirement disability benefits over the period from January 1, 2003, to the time in which Mr. Horne becomes physically unable to perform his consulting services (the period in which the disability benefits are earned).

(15) Contingencies and Environmental Remediation

Contingencies

        In April 1998, the Company became aware of a complaint that was filed under seal in the State of California alleging violations of the California False Claims Act. The complaint alleges that a former subsidiary of the Company (James Jones Company) sold products utilized in municipal water systems that failed to meet contractually specified standards and falsely certified that such standards had been met. The complaint further alleges that the municipal entities have suffered damages as a result of defective products and seeks treble damages, reimbursement of legal costs and penalties. The original complaint has been amended, and the total number of named plaintiffs is 161, 14 of which have intervened and 47 of which have been ordered excluded from the case. In June 2001, the Company and other defendants reached a proposed settlement with the Los Angeles Department of Water and Power, one of the plaintiffs in the James Jones case, which was approved by the California Superior

Court on October 31, 2001 and by the Los Angeles City Council on December 14, 2001. The other plaintiffs remain, and the Company is vigorously contesting this matter.

        In this case, Nora Armenta (the Relator) sued James Jones Company,Watts Industries, Inc. (which formerly owned James Jones), Mueller Co. and Tyco International (U.S.) in the California Superior Court for Los Angeles County. The Relator seeks three times an unspecified amount of actual damages and alleges that the municipalities have suffered hundreds of millions of dollars in damages. The Relator also seeks civil penalties of $10,000 for each false claim and alleges that defendants are responsible for tens of thousands of false claims. The Company settled with the City of Los Angeles, by far the most significant city, for $5.7 million plus the Relator's statutory share and attorneys' fees. Co-defendants will contribute $2.0 million toward this settlement. The court has required the Relator to select cities with the strongest claims to be tried first. After the Company settled with the City of Los Angeles, the Relator made an offer to settle the balance of this case for $121.9 million, which the Company has rejected. The Company has a reserve in the amount of $10.5 million after-tax with respect to the James Jones Litigation in its consolidated balance sheet as of December 31, 2002. The Company believes, on the basis of all available information, that this reserve is adequate to cover its probable and reasonably estimable losses resulting from the James Jones Litigation. However, litigation is inherently uncertain, and the Company believes that there exists a reasonable possibility that it may ultimately incur losses in the James Jones Litigation in excess of the amount accrued. The Company is currently unable to make an estimate of the range of any additional losses.

        On February 14, 2001, the Company filed a complaint in the California Superior Court against its insurers for coverage of the claims in the Armenta case. The James Jones Company filed a similar complaint, the cases were consolidated, and on October 30, 2001 the California Superior Court made a summary adjudication ruling that Zurich American Insurance Company must pay all reasonable defense costs incurred by the Company in the Armenta case since April 23, 1998 as well as the Company's future defense costs in this case until its final resolution. On September 5, 2002, in compliance with the October 30, 2001 ruling and a subsequent California Superior Court order, Zurich paid the Company approximately $9.5 million for defense costs with 10% interest that the Company had previously submitted to Zurich for payment. On October 24, 2002, the California Superior Court made another summary adjudication ruling that Zurich must indemnify and pay the Company for the amounts the Company must pay under its settlement agreement with the City of Los Angeles, and, on January 16, 2003, Zurich paid the Company $2.7 million in compliance with this order. Zurich has asserted that all amounts paid are subject to reimbursement under Deductible Agreements between the Company and Zurich and as such we have not recorded income associated with these payments. Management and counsel anticipate that the Company will still be challenged but that it will ultimately prevail on this issue. Zurich has sought appellate review of the orders requiring it to pay the $9.5 million of defense costs and to indemnify the Company for the settlement with the City of Los Angeles, and the California Court of Appeal has agreed to review the orders that require payment of defense costs. The Company is currently unable to predict the outcome of the litigation relating to the Los Angeles indemnification coverage. The Company intends to continue to contest vigorously the Armenta case and its related litigation.

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

        For several years, the New York Attorney General (NYAG) has threatened to bring suit against approximately 16 Potentially Responsible Parties (PRPs), including Watts (Jameco) for incurred remediation costs and for operation and maintenance costs that will be incurred in connection with the cleanup of a landfill site in Babylon, Long Island. The NYAG has identified recovery numbers between $19 million and $24 million, but it is too early to know what the final recovery number will be, what the final number of PRPs will be or what proportion of the final costs may be allocated to the Company.

Asbestos Litigation

        As of December 31, 2002, The Company was a defendant in approximately 60 actions filed in Mississippi and New Jersey state courts and alleging injury or death as a result of exposure to asbestos. These filings typically name multiple defendants, and are filed on behalf of many plaintiffs. They do not identify any particular products of ours as a source of asbestos exposure, and there is no reason to conclude that these filings will have a material effect on the Company's liquidity, financial condition or results of operations.

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

        The fair value of the Company's 8 3/8% notes, due December 2003, is based on quoted market prices. The fair value of the Company's variable rate debt approximates its carrying value. The carrying amount and the estimated fair market value of the Company's long-term debt, including the current portion, are as follows:

	December 31, 2002	December 31, 2001
	(in thousands)
Carrying amount	$138,487	$126,905
Estimated fair value	$142,162	$131,990

Derivative Instruments

        The Company uses foreign currency forward exchange contracts to reduce the impact of currency fluctuations on certain anticipated intercompany purchase transactions that are expected to occur within the fiscal year and certain other foreign currency transactions. Related gains and losses are recognized in other income/expense when the contracts expire, which is generally in the same period as the underlying foreign currency denominated transaction. These contracts do not subject the Company to significant market risk from exchange movement because they offset gains and losses on the related foreign currency denominated transactions. At December 31, 2002, 2001 and 2000, the Company had no outstanding forward contracts to buy foreign currencies.

        The Company uses commodity futures contracts to fix the price on a certain portion of certain raw materials used in the manufacturing process. These contracts highly correlate to the actual purchases of the commodity and the contract values are reflected in the cost of the commodity as it is actually purchased. At June 30, 1999, the Company had outstanding contracts with a notional value of $3.5 million and a fair value of $0.2 million. In December 1999, these contacts were sold and the Company realized a gain of approximately $0.5 million. This gain was deferred at December 31, 1999 and was off-set against the costs of January and February 2000 raw material purchases, hedged in the original transaction. There were no commodity contracts outstanding at December 31, 2002, 2001 and 2000.

        At December 31, 2001, the Company had an outstanding interest rate swap that converted 20 million euro of the borrowings under variable rate euro Line of Credit to a fixed rate borrowings at 4.3%. This swap agreement expired in March 2002 and its value and its impact on the Company's results was not material at December 31, 2002.

        In September 2001, the Company entered an interest rate swap for its $75 million notes. The Company swapped the fixed interest rate of 8 3/8% to floating LIBOR plus 3.74%. On August 5, 2002, the Company sold the swap and received $2,315,000 in cash. In accordance with FAS 133 based on the Company terminating this hedge transaction, the adjustment to the fair value will be amortized, during 2003, over the term of the notes as a reduction of interest expense and has a value of $1,420,000 at December 31, 2002.

Leases

        The Company leases certain manufacturing facilities, sales offices, warehouses, and equipment. Generally the leases carry renewal provisions and require the Company to pay maintenance costs. Future minimum payments as of December 31, 2002 are as follows:

Lease Expiration	Operating Leases	Capital Leases
2003	$1,669	$730
2004	1,286	459
2005	848	234
2006	684	145
2007	685	109

Total	$5,172	$1,677

(17) Segment Information

        The following table presents certain operating segment information:

	North America	Europe	Asia	Corporate	Consolidated
	(in thousands)
Twelve Months Ended December 31, 2002
Net sales	$450,233	$145,629	$19,664	$—	$615,526
Operating income	57,266	13,107	(230)	(12,614)	57,529
Identifiable assets	373,968	209,483	51,061	—	634,512
Capital expenditures	5,718	6,171	7,704	—	19,593
Depreciation and amortization	14,731	6,370	1,193	—	22,294
Twelve Months Ended December 31, 2001
Net sales	$415,689	$121,228	$12,023	$—	$548,940
Operating income	47,346	11,256	1,365	(9,684)	50,283
Identifiable assets	343,187	153,007	24,276	—	520,470
Capital expenditures	10,508	3,351	2,188	—	16,047
Depreciation and amortization	16,109	6,820	746	—	23,675
Twelve Months Ended December 31, 2000
Net sales	$400,384	$103,085	$12,631	$—	$516,100
Operating income	55,661	13,225	882	(9,781)	59,987
Identifiable assets	332,621	125,213	24,191	—	482,025
Capital expenditures	11,466	2,558	214	—	14,238
Depreciation and amortization	14,229	5,185	657	—	20,071

        Each operating segment is individually managed and has separate financial results that are reviewed by the Company's chief operating decision-maker.

        Corporate expenses are primarily for compensation expense, professional fees, including legal and audit expenses, product liability and general liability insurances.

        Goodwill amounts to $163,226,000 in which $102,862,000 is reported in the North American segment and $60,364,000 is reported in the European segment.

        All intercompany transactions have been eliminated, and intersegment revenues are not significant.

(18) Quarterly Financial Information (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share information)
Twelve months ended December 31, 2002
Net sales	$143,320	$151,505	$159,811	$160,890
Gross profit	49,479	52,232	53,507	53,502
Net income from continuing operations	8,056	8,633	8,773	7,160
Net income	8,056	8,633	8,773	7,160
Per common share:
Basic
Income from continuing operations	0.30	0.32	0.33	0.27
Net income	0.30	0.32	0.33	0.27
Diluted
Income from continuing operations	0.30	0.32	0.32	0.26
Net income	0.30	0.32	0.32	0.26
Dividends per common share	.0600	.0600	.0600	.0600
Twelve months ended December 31, 2001
Net sales	$135,925	$135,562	$138,009	$139,444
Gross profit	46,664	46,349	46,943	43,576
Net income from continuing operations	7,273	7,035	7,809	4,439
Net income	7,273	7,035	7,809	4,439
Per common share:
Basic
Income from continuing operations	0.27	0.27	0.29	0.17
Net income	0.27	0.27	0.29	0.17
Diluted
Income from continuing operations	0.27	0.26	0.29	0.17
Net income	0.27	0.26	0.29	0.17
Dividends per common share	.0600	.0600	.0600	.0600
Twelve Months Ended December 31, 2000
Net sales	$131,651	$131,184	$125,656	$127,609
Gross profit	47,374	47,229	45,856	44,845
Net income from continuing operations	7,940	8,027	7,670	7,534
Net income	7,940	8,027	7,670	364
Per common share:
Basic
Income from continuing operations	0.30	0.30	0.29	0.28
Net income	0.30	0.30	0.29	0.01
Diluted
Income from continuing operations	0.30	0.30	0.29	0.28
Net income	0.30	0.30	0.29	0.01
Dividends per common share	.0875	.0600	.0600	.0600

(19) Subsequent Events

        The Company maintains a 60% interest in a joint venture Tianjin Tanggu Watts Valve Company Limited (TWT), a Company operating in Tianjin, China. Joint ventures in Tianjin Municipality have historically been required under Tianjian Local Regulations, to establish a Chinese Employee Account (the Account). The purpose of the Account is to disburse funds to the Chinese employees of the joint venture for items such as wages and other fringe benefits pertaining to employment. The joint venture's responsibility is to fund the Account, which essentially places the funds in trust for the Chinese employees. Once the Account is funded, the joint venture records the reduction to cash and records the associated expenses in that reporting period. Therefore, the funds in the Account are not included in the balance sheet of the joint venture. For funds that were historically placed in the Account by TWT for benefit of the employees, it appears the joint venture has appropriately recorded the expenses in its results from operations. The Chinese Party representatives of the joint venture are responsible for the appropriate disbursement of these funds to the employees. As such, TWT does not have specific control of the Account.

        The Account had been properly approved and funded by TWT. Subsequent to year end, certain unauthorized activities were noted pertaining to the Company's Chinese joint venture partner's handling of the Account. Certain payments, which benefited TWT, the Chinese joint venture partners and others, were improperly made from the Account. Such payments that benefited TWT were not properly reflected in its results of operations. Additionally, certain funds received in the Account, pertaining to TWT, were not appropriately reflected in the results of operations of TWT. All identified items impacting the results of operations pertaining to the Account have been recorded by TWT and are included in the accompanying financial statements. These items amounted to a charge, net of tax, of approximately $164,000 to the Company's consolidated financial statements, based on its interest in TWT.

        Under new Chinese legislation, joint ventures in Tianjin are no longer required to maintain a wage and benefit Account for the Chinese employees. Under the legislation, TWT has the ability to close the Account whereby any funds remaining in the Account in 2007 (after consideration of employee claims) would revert back to TWT and be recorded in the TWT statement of operations. Watts' management will require TWT to close the Account in accordance with the new legislation. As of year-end 2002, the Account had assets of approximately $2.2 million. Based on the 60% ownership of Watts the potential impact to the consolidated statement of operations ranges from a pre-tax gain of approximately $1.3 million to a pre-tax loss of $1.2 million. The Company is not able to estimate a liability under FAS 5 based on the facts noted above.

        As a result of our review of the activities noted above, it was also determined that the joint venture partners of TWT had improperly established approximately 15 subsidiary branches of TWT in China without the approval of the TWT board of directors as required by Chinese law and by the terms of the joint venture agreement. As a result, TWT could be found to be legally responsible under Chinese law for possible claims against these branches. Watts' management is currently unaware of any existing liabilities or claims pertaining to these branches for which TWT would be responsible.

        Management does not believe the contingencies relating to either the Account or the branches will result in a material impact on the Company's financial statements.

QuickLinks

PART I
  Item 1. BUSINESS.
  Item 2. PROPERTIES.
  Item 3. LEGAL PROCEEDINGS .
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
PART II
  Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
  Item 6. SELECTED FINANCIAL DATA.
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
PART III
  Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
  Item 11. EXECUTIVE COMPENSATION.
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
  Item 14. CONTROLS AND PROCEDURES.
PART IV
  Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
SIGNATURES