Form 10-Q
period 2003-03-31
WATTS INDUSTRIES INC
filed 2003-05-09
CIK 795403

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          |X| Quarterly report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2003
                                                 --------------

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                 Outstanding at April 25, 2003
            -----                                 -----------------------------

Class A Common, $.10 par value                                 19,360,318

Class B Common, $.10 par value                                  7,805,224

                     WATTS INDUSTRIES, INC. AND SUBSIDIARIES
                     ---------------------------------------

                                      INDEX
                                      -----

Part I.  Financial Information                                          Page #
         ---------------------                                          ------

      Item 1. Financial Statements

              Consolidated Balance Sheets at March 31, 2003
              and December 31, 2002 (unaudited)                              3

              Consolidated Statements of Income for the Three Months
              Ended March 31, 2003 and 2002 (unaudited)                      4

              Consolidated Statements of Cash Flows for the
              Three Months Ended March 31, 2003 and 2002 (unaudited)         5

              Notes to Consolidated Financial Statements                  6-14

      Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        15-21

      Item 3. Quantitative and Qualitative Disclosures about Market Risk    22

      Item 4. Controls and Procedures                                       23


Part II. Other Information
         -----------------

      Item 1. Legal Proceedings                                          24-26

      Item 6. Exhibits and Reports on Form 8-K                              26

      Signatures                                                            27

      Certifications                                                     28-29

      Exhibit Index                                                         30

                          PART I. FINANCIAL INFORMATION
                                  ---------------------

                          ITEM 1. FINANCIAL STATEMENTS
                                  --------------------

                     WATTS INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (Thousands, except share amounts)
                                   (Unaudited)

                                                                            March 31,   December 31,
                                                                              2003         2002
                                                                            ---------   ------------
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents ...........................................   $  15,675    $  10,973
    Trade accounts receivable, less allowance for doubtful accounts of
       $7,359 at March 31, 2003 and $7,322 at December 31, 2002 .........     135,426      123,504
    Inventories:
       Raw materials ....................................................      43,513       40,591
       Work in process ..................................................      19,244       17,289
       Finished goods ...................................................      80,415       75,535
                                                                            ---------    ---------
          Total Inventories .............................................     143,172      133,415
    Prepaid expenses and other assets ...................................      13,573       10,732
    Deferred income taxes ...............................................      22,686       21,927
    Net assets held for sale ............................................       2,517        2,464
                                                                            ---------    ---------
       Total Current Assets .............................................     333,049      303,015
                                                                            ---------    ---------
PROPERTY, PLANT AND EQUIPMENT:
    Property, plant and equipment, at cost ..............................     256,295      248,933
    Accumulated depreciation ............................................    (121,009)    (114,557)
                                                                            ---------    ---------
       Property, plant and equipment, net ...............................     135,286      134,376
                                                                            ---------    ---------
OTHER ASSETS:
    Goodwill ............................................................     164,303      163,226
    Other ...............................................................      34,336       33,895
                                                                            ---------    ---------
TOTAL ASSETS ............................................................   $ 666,974    $ 634,512
                                                                            =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable ....................................................   $  63,507    $  64,704
    Accrued expenses and other liabilities ..............................      72,750       69,202
    Accrued compensation and benefits ...................................      12,659       15,514
    Current portion of long-term debt ...................................      87,086       82,211
                                                                            ---------    ---------
       Total Current Liabilities ........................................     236,002      231,631
                                                                            ---------    ---------
LONG-TERM DEBT, NET OF CURRENT PORTION ..................................      73,934       56,276
DEFERRED INCOME TAXES ...................................................      21,288       20,792
OTHER NONCURRENT LIABILITIES ............................................      20,181       19,743
MINORITY INTEREST .......................................................      10,149       10,134

STOCKHOLDERS' EQUITY:
    Preferred Stock, $.10 par value; 5,000,000 shares authorized;
       no shares issued or outstanding ..................................          --           --
    Class A Common Stock, $.10 par value; 80,000,000 shares authorized;
       1 vote per share; issued and outstanding: 18,960,804 shares at
       March 31, 2003 and 18,863,482 shares at December 31, 2002 ........       1,896        1,886
    Class B Common Stock, $.10 par value; 25,000,000 shares authorized;
       10 votes per share; issued and outstanding: 8,185,224 shares at
       March 31, 2003 and  December 31, 2002, respectively ..............         819          819
    Additional paid-in capital ..........................................      46,332       45,132
    Retained earnings ...................................................     264,855      259,893
    Accumulated other comprehensive income (loss) .......................      (8,482)     (11,794)
                                                                            ---------    ---------
       Total Stockholders' Equity .......................................     305,420      295,936
                                                                            ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..............................   $ 666,974    $ 634,512
                                                                            =========    =========

See accompanying notes to consolidated financial statements.

                     WATTS INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (Thousands, except per share amounts)
                                   (Unaudited)

                                                                       Three Months Ended
                                                                     ----------------------
                                                                     March 31,    March 31,
                                                                       2003         2002
                                                                     ---------    ---------
Net sales ........................................................   $ 165,692    $ 143,320
Cost of goods sold ...............................................     109,928       93,841
                                                                     ---------    ---------
    GROSS PROFIT .................................................      55,764       49,479
Selling, general & administrative expenses .......................      39,854       35,227
Restructuring ....................................................          --           10
                                                                     ---------    ---------
    OPERATING INCOME .............................................      15,910       14,242
                                                                     ---------    ---------
Other (income) expense:
    Interest income ..............................................        (115)         (86)
    Interest expense .............................................       2,084        1,830
    Other, net ...................................................         (62)          75
    Minority interest ............................................         (21)          35
                                                                     ---------    ---------
                                                                         1,886        1,854
                                                                     ---------    ---------
     INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES .......      14,024       12,388
Provision for income taxes .......................................       5,088        4,332
                                                                     ---------    ---------
    INCOME FROM CONTINUING OPERATIONS ............................       8,936        8,056
Loss from discontinued operations, net of tax benefit of $1,455 ..      (2,326)          --
                                                                     ---------    ---------
    NET INCOME ...................................................   $   6,610    $   8,056
                                                                     =========    =========

BASIC EARNINGS PER SHARE
    Continuing Operations ........................................   $     .33    $     .30
    Discontinued Operations ......................................        (.09)          --
                                                                     ---------    ---------
    NET INCOME ...................................................   $     .24    $     .30
                                                                     =========    =========
Weighted average number of shares ................................      27,065       26,532
                                                                     =========    =========

DILUTED EARNINGS PER SHARE
    Continuing Operations ........................................   $     .33    $     .30
    Discontinued Operations ......................................        (.09)          --
                                                                     ---------    ---------
    NET INCOME ...................................................   $     .24    $     .30
                                                                     =========    =========
Weighted average number of shares ................................      27,264       26,943
                                                                     =========    =========
     Dividends per common share ..................................   $     .06    $     .06
                                                                     =========    =========

See accompanying notes to consolidated financial statements.

                     WATTS INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Thousands)
                                   (Unaudited)

                                                                                 Three Months Ended
                                                                                ---------------------
                                                                                March 31,   March 31,
                                                                                  2003        2002
                                                                                ---------   ---------
OPERATING ACTIVITIES
    Income from continuing operations .......................................   $  8,936    $  8,056
    Adjustments to reconcile net income  from continuing operations to net cash provided by continuing operating activities:
       Depreciation .........................................................      5,516       5,712
       Amortization .........................................................        186          98
       Deferred income taxes ................................................       (240)        155
       (Gain) / loss on disposal of assets ..................................          1         (64)
       Equity in undistributed loss of affiliates ...........................        (19)         (8)
       Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
          Accounts receivable ...............................................    (10,567)    (13,034)
          Inventories .......................................................     (8,259)      1,683
          Prepaid  expenses and other assets ................................     (3,400)     (4,628)
          Accounts payable, accrued expenses and other liabilities ..........     (2,884)      2,611
                                                                                --------    --------
    Net cash provided by (used in) operating activities .....................    (10,730)        581
                                                                                --------    --------

INVESTING ACTIVITIES
    Additions to property, plant and equipment ..............................     (5,047)     (5,537)
    Proceeds from sale of property, plant and equipment .....................        115          67
    Business acquisitions, net of cash acquired .............................         --      (8,175)
    Decrease / (Increase) in other assets ...................................       (370)         53
                                                                                --------    --------
    Net cash used in investing activities ...................................     (5,302)    (13,592)
                                                                                --------    --------

FINANCING ACTIVITIES
    Proceeds from long-term borrowings ......................................     49,002      28,000
    Payments of long-term debt ..............................................    (27,315)    (13,884)
    Proceeds from exercise of stock options .................................      1,210         602
    Dividends ...............................................................     (1,648)     (1,597)
                                                                                --------    --------
    Net cash provided by financing activities ...............................     21,249      13,121
                                                                                --------    --------
Effect of exchange rate changes on cash and cash equivalents ................        324        (287)
Net cash used in discontinued operations ....................................       (839)     (1,529)
                                                                                --------    --------
CHANGE  IN CASH AND CASH EQUIVALENTS ........................................      4,702      (1,706)
Cash and cash equivalents at beginning of period ............................     10,973      11,997
                                                                                --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..................................   $ 15,675    $ 10,291
                                                                                ========    ========

NON CASH INVESTING AND FINANCING ACTIVITIES
    Acquisitions of businesses:
          Fair value of assets acquired .....................................   $     --    $ 12,016
          Cash Paid .........................................................         --       8,175
                                                                                --------    --------
          Liabilities Assumed ...............................................   $     --    $  3,841
                                                                                ========    ========

See accompanying notes to consolidated financial statements.

WATTS INDUSTRIES, INC. AND SUBSIDIARIES
---------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
------------------------------------------------------

1. Basis of Presentation
   ---------------------

      In the opinion of management, the accompanying unaudited, consolidated financial statements contain all necessary adjustments, consisting only of adjustments of a normal recurring nature, to present fairly Watts Industries, Inc.'s Consolidated Balance Sheet as of March 31, 2003, its Consolidated Statements of Income for the three months ended March 31, 2003 and 2002, and its Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002.

      The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date. The accounting policies followed by the Company are described in the December 31, 2002 financial statements which are contained in the Company's December 31, 2002 Annual Report on Form 10-K. It is suggested that the financial statements included in this report be read in conjunction with the financial statements and notes included in the December 31, 2002 Annual Report on Form 10-K.

      Certain amounts in fiscal year 2002 have been reclassified to permit comparison with the 2003 presentation.

2. Accounting Policies
   -------------------

Shipping and Handling

      The Company's shipping costs included in selling, general and administrative expense amounted to $5,060,000 and $5,020,000 for the three months ended March 31, 2003 and 2002, respectively.

Goodwill and Other Intangible Assets

      The Company adopted Financial Accounting Standards Board Statement No. 142 "Goodwill and Other Intangible Assets" (FAS 142) on January 1, 2002, and as a result no longer amortizes goodwill. The valuation of goodwill and intangible assets is reviewed for impairment annually in accordance with FAS 142. Intangible assets such as purchased technology are generally recorded in connection with a business acquisition. In larger, more complex acquisitions, the value assigned to intangible assets is determined by an independent valuation firm based on estimates and judgments regarding expectations of the success and life cycle of products and technology acquired. If actual product acceptance differs significantly from the estimates, the Company may be required to record an impairment charge to write down the assets to their realizable value. The annual goodwill impairment test involves the use of estimates related to the fair market value of the business unit with which the goodwill is associated. The value is estimated using the future cash flow valuation methodology.

      The changes in the carrying amount of goodwill for the three months ended March 31, 2003 are as follows:

                                                      (in thousands)

Carrying amount as of December 31, 2002.............     $163,226
Adjustments to goodwill during the period...........         (145)
Effect of change in rates used for translation......        1,222
                                                         --------
Carrying amount as of March 31, 2003................     $164,303
                                                         ========

      Other Intangible Assets include the following and are presented in "Other
Assets: "Other", in the Consolidated Balance Sheet:

                                                     As of March 31, 2003
                                                Gross Carrying    Accumulated
                                                    Amount       Amortization
                                                    ------       ------------
                                                       (in thousands)

Patents .............................              $ 8,569         $(3,531)
Other ...............................               15,147          (1,017)
                                                   -------         -------
   Total ............................              $23,716         $(4,548)
                                                   =======         =======

      Aggregate amortization expense for amortized other intangible assets for the three months ended March 31, 2003 is $186,000. Additionally, future amortization expense on other intangible assets approximates $487,000 for the remainder of fiscal 2003, $542,000 for fiscal 2004, and $521,000 for fiscal 2005, 2006 and 2007.

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

Stock Based Compensation

      The Company accounts for stock based compensations in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), and related interpretations. The Company records stock based compensation expense associated with its Management Stock Purchase Plan due to the discount from market price. Stock-based compensation expense is amortized to expense on a straight-line basis over the vesting period. The following table illustrates the effect on reported net income and earnings per common share as if the Company had applied the fair value method to measure stock-based compensation as required under the disclosure provisions of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation"(FAS 123) as amended by Financial Accounting Standards Board Statement No. 148 "Accounting for Stock-Based Compensation Transition and Disclosure"(FAS 148).

                                         Three Months Ended  Three Months Ended
                                             March 31, 2003      March 31, 2002
                                             --------------      --------------
                                                         (in thousands)

Net income, as reported ..................          $ 6,610             $ 8,056
Add: Stock-based employee compensation
   expense from the Management Stock
   Purchase Plan included in
   reported net income, net of tax .......               51                  55
Deduct: Stock-based employee expense
   determined under the fair value method,
   net of tax:
   Restricted stock units (Management
     Stock Purchase Plan) ................              (42)                (30)
   Employee stock options ................             (129)               (146)
                                                    -------             -------
Pro-forma net income .....................          $ 6,490             $ 7,935
                                                    =======             =======

Earnings per share:
   Basic--as reported ....................          $  0.24             $  0.30
   Basic--pro-forma ......................          $  0.24             $  0.30
   Dilutive--as reported .................          $  0.24             $  0.30
   Dilutive--pro-forma ...................          $  0.24             $  0.30

New Accounting Standards

      In August 2001, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards Board Statement No. 143, "Accounting for Asset Retirement Obligations" (FAS 143) which requires companies to record the fair value of an asset retirement obligation as a liability in the period it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The company must also record a corresponding increase in the carrying value of the related long-lived asset and depreciate that cost over the remaining useful life of the asset. The liability must be increased each period for the passage of time with the offset recorded as an operating expense. The liability must also be adjusted for changes in the estimated future cash flows underlying the initial fair value measurement. Companies must also recognize a gain or loss on the settlement of the liability. The provisions of FAS 143 are effective for fiscal years beginning after June 15, 2002. At the date of the adoption of FAS 143, companies are required to recognize a liability for all existing asset retirement obligations and the associated asset retirement costs. The Company has adopted FAS 143 effective January 1, 2003 and its adoption was not material to the consolidated financial statements.

      In July 2002, the FASB issued Financial Accounting Standards Board Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (FAS 146). The principal difference between this Statement and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted FAS 146 effective January 1, 2003 and its adoption was not material to the consolidated financial statements.

      In November 2002, the FASB issued Financial Accounting Standards Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of certain guarantees. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a roll-forward of the entity's product warranty liabilities. The Company will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002. The Company adopted the disclosure provisions of FIN 45 effective December 31, 2002. The Company does offer warranties, but the returns under warranty have been immaterial. The warranty reserve is part of the sales returns and allowances, a component of the Company's allowance for doubtful accounts. The Company adopted FIN 45 effective January 1, 2003 and its adoption was not material to the consolidated financial statements.

3. Discontinued Operations
   -----------------------

      In September 1996, the Company divested its Municipal Water Group of businesses, which included Henry Pratt, James Jones Company and Edward Barber and Company Ltd. Costs and expenses related to the Municipal Water Group for fiscal 2003 relate to legal and settlement costs associated with the James Jones litigation (see Note 11). Specifically, in 2003, an offer of $13 million, of which Watts is responsible for $11 million, has been made to settle the claims of the three cities (Santa Monica, San Francisco and East Bay Municipal Water District) chosen by the Relator as having the strongest claims. This offer included the Relator's statutory share. Subject to approval by their governing bodies, these three cities have accepted this $13 million offer, and the material terms of this settlement embodied in a memorandum of understanding have been confirmed in California Superior Court proceedings. This offer required the Company to record a charge to discontinued operations of $2,326,000, net of an income tax benefit of $1,455,000 in the quarter ended March 31, 2003.

4. Derivative Instruments
   ----------------------

      Certain forecasted transactions, primarily intercompany sales between the United States and Canada, and assets are exposed to foreign currency risk. The Company monitors its foreign currency exposures on an ongoing basis to maximize the overall effectiveness of its foreign currency hedge positions. During the three months ended March 31, 2003, the Company used foreign currency forward contracts as a means of hedging exposure to foreign currency risks. The Company's foreign currency forwards have been designated and qualify as cash flow hedges under the criteria of FAS 133. FAS 133 requires that changes in fair value of derivatives that qualify as cash flow hedges be recognized in other comprehensive income while the ineffective portion of the derivative's change in fair value be recognized immediately in earnings. There were no ineffective amounts for the three months ended March 31, 2003.

      The Company also utilizes, on a limited basis, certain commodity derivatives, primarily on copper used in its manufacturing process, to hedge the cost of its anticipated production requirements. The Company did not utilize any commodity derivatives for the three months ended March 31, 2003.

5. Restructuring
   -------------

      The Company is in the process of implementing a plan to consolidate several of its manufacturing plants both in North America and Europe. At the same time it is expanding its manufacturing capacity in China and other low cost areas of the world. The implementation of this manufacturing restructuring plan began during the fourth quarter of fiscal 2001. The projects for which charges were recorded in the fourth quarter of fiscal 2001 are essentially complete. During 2002, the Company decided to expand the scope of the manufacturing restructuring plan and transfer certain production to low cost manufacturing plants in Tunisia and Bulgaria. The expanded plan is expected to be completed by the end of fiscal 2003. The Company recorded pre-tax manufacturing restructuring and other costs of $446,000 in the first quarter of fiscal 2003, $4,089,000 for fiscal 2002 and $5,831,000 in the fourth quarter of fiscal 2001. The manufacturing restructuring and other costs recorded consist primarily of severance costs, asset write-downs and accelerated depreciation. The severance costs, which have been recorded as restructuring, are for 38 employees in manufacturing and administration groups, 26 of whom have been terminated as of March 31, 2003. Asset write-downs consist primarily of write-offs of inventory related to product lines that the Company has discontinued as part of this restructuring plan and are recorded in cost of goods sold. Accelerated depreciation is based on shorter remaining estimated useful lives of certain fixed assets and has been recorded in cost of goods sold. Other costs consist primarily of removal and shipping costs associated with relocation of manufacturing equipment and has been recorded in cost of goods sold.

      Details of our manufacturing restructuring plan through March 31, 2003 are as follows:

                           Initial     Utilized  Balance    Provisions   Utilized  Balance   Provisions  Utilized  Balance
                          Provision      2001    12/31/01      2002        2002    12/31/02     2003       2003    3/31/03
                          ---------      ----    --------      ----        ----    --------     ----       ----    -------
                                                                (in thousands)

Restructuring/other ...     $1,454      $  692      $762      $  638      $  981      $419      $ --        $121      $298
Asset write-downs .....      4,300       4,300        --       2,491       2,491        --       191         191        --
Other costs ...........         77          77        --         960         960        --       255         255        --
                            ------      ------      ----      ------      ------      ----      ----        ----      ----
Total .................     $5,831      $5,069      $762      $4,089      $4,432      $419      $446        $567      $298
                            ======      ======      ====      ======      ======      ====      ====        ====      ====

6. Earnings per Share
   ------------------

      The following tables set forth the reconciliation of the calculation of earnings per share:

                                       For the Three Months Ended March 31, 2003
                                            Income        Shares      Per Share
                                         (Numerator)   (Denominator)    Amount
                                         -----------   -------------    ------

Basic EPS
  Income from continuing operations ...  $ 8,936,000     27,065,478    $0.33
  Loss from discontinued operations ...   (2,326,000)                  (0.09)
                                         -----------                   -----
  Net income ..........................  $ 6,610,000                   $0.24
                                         ===========                   =====
Effect of dilutive securities
  Common stock equivalents ............                     198,781

Diluted EPS
  Income from continuing operations ...  $ 8,936,000                   $0.33
  Loss from discontinued operations ...   (2,326,000)                  (0.09)
                                         -----------    -----------    -----
  Net income ..........................  $ 6,610,000     27,264,259    $0.24
                                         ===========    ===========    =====

                                       For the Three Months Ended March 31, 2002
                                           Income         Shares      Per Share
                                         (Numerator)   (Denominator)   Amount

Basic EPS
  Net income ..........................  $ 8,056,000     26,531,756    $0.30
                                         ===========                   =====
Effect of dilutive securities
  Common stock equivalents ............                     411,273
                                                        -----------
Diluted EPS
  Net income ..........................  $ 8,056,000     26,943,029    $0.30
                                         ===========    ===========    =====

      Stock options to purchase 941,660 shares and 158,744 shares of common stock were outstanding at March 31, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and therefore, the effect would have been antidilutive.

7. Segment Information
   -------------------

      The following table presents certain operating segment information:

                                                                 (in thousands)
                                          North
                                         America       Europe          Asia       Corporate   Consolidated
                                         -------       ------          ----       ---------   ------------
Three months ended March 31, 2003:
Net sales ........................      $112,955      $ 48,669      $  4,068           --       $165,692
Operating income .................        15,162         4,860          (483)      (3,629)        15,910
Capital expenditures .............         1,496           607         2,944           --          5,047
Depreciation and amortization ....         3,243         2,074           385           --          5,702
Identifiable assets ..............       387,870       222,661        56,443           --        666,974

Three months ended March 31, 2002:
Net sales ........................      $109,881      $ 31,371      $  2,068           --       $143,320
Operating income .................        13,831         3,332            38       (2,959)        14,242
Capital expenditures .............         3,187           956         1,394           --          5,537
Depreciation and amortization ....         3,900         1,704           206           --          5,810
Identifiable assets ..............       351,141       156,215        35,322           --        542,678

      The above operating segments are presented on a basis consistent with the presentation included in the Company's December 31, 2002 financial statements. There have been no material changes in the identifiable assets of the individual segments since December 31, 2002.

      The corporate segment consists primarily of compensation expense for corporate headquarters' staff, professional fees, including legal and audit, and product and general liability insurances.

8. Other Comprehensive Income (Loss)
   ---------------------------------

      The accumulated balances for the components of the Other Comprehensive Income (Loss) are:

                                                                   Accumulated
                                           Foreign                    Other
                                          Currency     Cash Flow  Comprehensive
                                         Translation     Hedges   Income (Loss)
                                         -----------     ------   -------------
                                                    (in thousands)

Balance December 31, 2002 ..........      $(11,794)        --       $(11,794)
Change in period ...................         3,533       (221)         3,312
                                          --------       ----       --------
Balance March 31, 2003 .............      $ (8,261)      (221)      $ (8,482)
                                          ========       ====       ========

Balance December 31, 2001 ..........      $(24,281)        --       $(24,281)
Change in period ...................        (1,761)        32         (1,729)
                                          --------       ----       --------
Balance March 31, 2002 .............      $(26,042)        32       $(26,010)
                                          ========       ====       ========

      Accumulated other comprehensive income/(loss) in the Consolidated Balance Sheets as of March 31, 2003 and March 31, 2002 consists of cumulative translation adjustments and changes in the fair value of certain financial instruments that qualify for hedge accounting as required by FAS 133. The Company's total comprehensive income was as follows:

                                                                   Three Months Ended
                                                                        March 31,
                                                                        ---------
                                                                    2003        2002
                                                                    ----        ----
                                                                     (in thousands)

Net income .....................................................   $6,610      $8,056
Unrealized gains/(loss) on derivative instruments, net of tax ..     (221)         32
Foreign currency translation adjustments .......................    3,533      (1,761)
                                                                   ------      ------
Total comprehensive income .....................................   $9,922      $6,327
                                                                   ======      ======

9. Acquisitions
   ------------

      On July 29, 2002, a wholly-owned subsidiary of the Company acquired F&R Foerster and Rothmann GmbH (F&R) located in Neuenburg am Rhein, Germany, for approximately $2.3 million in cash less assumed net debt of $0.8 million. F&R manufactures and distributes a line of gauges predominately to the French and German OEM markets.

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

      On May 9, 2002, a wholly-owned subsidiary of the Company acquired Hunter Innovations of Sacramento, California for $25 million, of which approximately $10 million was paid in cash at the closing and the balance in interest bearing notes, payable in equal annual installments through 2006. Hunter Innovations was founded in 1995 and has developed a line of large backflow prevention devices that represent a significant advance in technology. The improved product features that are important to the backflow prevention markets include lighter weight, more compact design, better flow characteristics, improved serviceability and multiple end-connection and shutoff valve options.

      On March 5, 2002, the Company entered into a joint venture with the Yuhuan County Cheng Guan Metal Hose Factory (Cheng Guan) located in Taizhou, Zhejiang Province of the People's Republic of China. Cheng Guan, is a manufacturer of a variety of plumbing products sold both into the Chinese domestic market and export markets. Its product lines were contributed to the joint venture and include hose, hose connectors, multi-layer tubing and stainless steel braided hose. The joint venture is owned 60% by the Company and 40% by its Chinese partner. The Company has invested $7.8 million to obtain this 60% interest.

Subsequent Event

      On April 18, 2003, a wholly-owned subsidiary of the Company acquired Martin Orgee UK Ltd located in Kidderminster, West Midlands, United Kingdom for approximately $1.3 million in cash. Martin Orgee distributes a line of plumbing and heating products to the wholesale, commercial and OEM markets in the United Kingdom and Southern Ireland. Martin Orgee also assembles pumping groups for under-floor radiant heat systems. Martin Orgee's annual sales, prior to the acquisition, were $2.7 million.

10. Debt Issuance
    -------------

      Outstanding indebtedness under the Revolving Credit Facility bears interest at one of three customary rates plus a margin of 100 basis points, depending on the applicable base rate and the Company's bond rating. The average interest rate for borrowings under the Revolving Credit Facility was approximately 2.9% at March 31, 2003. The Revolving Credit Facility includes operational and financial covenants customary for facilities of this type, including, among others, restrictions on additional indebtedness, liens and investments and maintenance of certain leverage ratios. As of March 31, 2003, the Company was in compliance with all covenants related to the Revolving Credit Facility.

11. Contingencies and Environmental Remediation
    -------------------------------------------

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

      In this case, Nora Armenta (the Relator) sued James Jones Company,Watts Industries, Inc. (which formerly owned James Jones), Mueller Co. and Tyco International (U.S.) in the California Superior Court for Los Angeles County. The Relator seeks three times an unspecified amount of actual damages and alleges that the municipalities have suffered hundreds of millions of dollars in damages. The Relator also seeks civil penalties of $10,000 for each false claim and alleges that defendants are responsible for tens of thousands of false claims. The Company settled with the City of Los Angeles, by far the most significant city, for $5.7 million plus the Relator's statutory share and attorneys' fees. Co-defendants will contribute $2.0 million toward this settlement. An additional offer has been made for $13 million ($11 million from the Company and $2 million from the James Jones Company), plus payment of Relator's attorney's fees, to settle the claims of the three cities (Santa Monica, San Francisco and East Bay Municipal Water District) chosen by the Relator as having the strongest claims to be tried first. This offer included the Relator's statutory share. Subject to approval by their governing bodies, these three cities have accepted this $13 million offer, and the material terms of this settlement embodied in a memorandum of understanding have been confirmed in California Superior Court proceedings (see Note 3).

      After the Company settled with the City of Los Angeles, the Relator made an offer to settle the balance of this case for $121.9 million, which the Company has rejected. The Company has a reserve in the amount of $12.8 million after-tax with respect to the James Jones Litigation in its consolidated balance sheet as of March 31, 2003. The Company believes, on the basis of all available information, that this reserve is adequate to cover its probable and reasonably estimable losses resulting from the James Jones Litigation. However, litigation is inherently uncertain, and the Company believes that there exists a reasonable possibility that it may ultimately incur losses in the James Jones Litigation in excess of the amount accrued. The Company is currently unable to make an estimate of the range of any additional losses.

      On February 14, 2001, the Company filed a complaint in the California Superior Court against its insurers for coverage of the claims in the Armenta case. The James Jones Company filed a similar complaint, the cases were consolidated, and on October 30, 2001 the California Superior Court made a summary adjudication ruling that Zurich American Insurance Company must pay all reasonable defense costs incurred by the Company in the Armenta case since April 23, 1998 as well as the Company's future defense costs in this case until its final resolution. Zurich has subsequently paid the Company approximately $11.0 million for defense costs. On October 24, 2002, the California Superior Court made another summary adjudication ruling that Zurich must indemnify and pay the Company for the amounts the Company must pay under its settlement agreement with the City of Los Angeles, and, on January 16, 2003, Zurich paid the Company $2.7 million in compliance with this order. Zurich has asserted that all amounts (both defense costs and amounts paid in settlement) paid by it to us are subject to reimbursement under Deductible Agreements between the Company and Zurich, and the Company has recorded this amount as a liability. However, management and counsel anticipate that the Company will ultimately prevail on this issue. Zurich appealed the orders requiring it to pay defense costs, the California Court of Appeal accepted that appeal and it is currently pending. Zurich also sought appellate review of the order that found coverage and required Zurich to indemnify the Company for the settlement with the City of Los Angeles. On March 26, 2003, the California Court of Appeal denied Zurich's petition for appellate review of this order, but Zurich will still be able to appeal this order at the end of the case. The Company is currently unable to predict the outcome of the litigation relating to the Los Angeles indemnification coverage. The Company intends to contest vigorously the Armenta case and its related litigation.

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

Asbestos Litigation

      As of March 31, 2003, the Company was a defendant in approximately 100 actions filed in Mississippi and New Jersey state courts and alleging injury or death as a result of exposure to asbestos. These filings typically name multiple defendants, and are filed on behalf of many plaintiffs. They do not identify any particular products of ours as a source of asbestos exposure, and there is no reason to conclude that these filings will have a material effect on the Company's liquidity, financial condition or results of operations.

Other Litigation

      On or about March 26, 2003, a class action complaint was filed by North Carolina Hospitality Group, Inc. (NCHG) in the Circuit Court of Maryland, Prince George's County, naming Watts Industries, Inc. and Watts Regulator Company as defendants. NCHG alleges that certain Watts commercial valve models contain a design defect that causes them to fail prematurely. The complaint asserts claims for breach of implied warranty of merchantability, strict liability for defective design, strict liability for failure to warn, negligence and unjust enrichment. The complaint seeks unspecified compensatory damages sufficient to permit the members of the alleged class (national or Maryland purchasers of the valves for self use) to inspect, repair and /or replace the valves, and also seeks to recover costs, interest and attorneys fees.

      We believe that the allegations in the complaint are without merit and intend to defend vigorously against those claims. Based on the facts presently known to us, we do not believe that the ultimate outcome of this litigation will have a material adverse effect on our liquidity, financial condition or results of operations. However, litigation is inherently uncertain, and there can be no assurances as to the ultimate outcome and the actual liability to us to fully resolve this litigation.

      Other lawsuits and proceedings or claims, arising from the ordinary course of operations, are also pending or threatened against the Company and its subsidiaries. Based on the facts currently known to it, the Company does not believe that the ultimate outcome of these other litigation matters will have a material adverse effect on its financial condition or results of operation.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        ------------------------------------------------------------------------
        OF OPERATIONS
        -------------

Recent Developments

      On April 18, 2003, we acquired Martin Orgee UK Ltd located in Kidderminster, West Midlands, United Kingdom for approximately $1.3 million in cash. Martin Orgee distributes a line of plumbing and heating products to the wholesale, commercial and OEM markets in the United Kingdom and Southern Ireland. Martin Orgee also assembles pumping groups for under-floor radiant heat systems. Martin Orgee's annual sales, prior to the acquisition, were $2.7 million.

Acquisitions

      On July 29, 2002, a wholly-owned subsidiary of the Company acquired F&R Foerster and Rothmann GmbH (F&R) located in Neuenburg am Rhein, Germany, for approximately $2.3 million in cash less assumed net debt of $0.8 million. F&R manufactures and distributes a line of gauges predominately to the French and German OEM markets.

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

      On May 9, 2002, a wholly-owned subsidiary of the Company acquired Hunter Innovations of Sacramento, California for $25 million, of which approximately $10 million was paid in cash at the closing and the balance in interest bearing notes, payable in equal annual installments through 2006. Hunter Innovations was founded in 1995 and has developed a line of large backflow prevention devices that represent a significant advance in technology. The improved product features that are important to the backflow prevention markets include lighter weight, more compact design, better flow characteristics, improved serviceability and multiple end-connection and shutoff valve options.

      On March 5, 2002, the Company entered into a joint venture with the Yuhuan County Cheng Guan Metal Hose Factory (Cheng Guan) located in Taizhou, Zhejiang Province of the People's Republic of China. Cheng Guan, is a manufacturer of a variety of plumbing products sold both into the Chinese domestic market and export markets. Its product lines were contributed to the joint venture and include hose, hose connectors, multi-layer tubing and stainless steel braided hose. The joint venture is owned 60% by the Company and 40% by its Chinese partner. The Company has invested $7.8 million to obtain this 60% interest.

Results of Operations
---------------------

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002
-------------------------------------------------------------------------------

Net Sales. Net sales for the three months ended March 31, 2003 increased $22,372,000 (15.6%) to $165,692,000 compared to $143,320,000 for the same period in 2002. The increase in net sales is attributable to the following:

                                                       (in thousands)

Internal Growth...............................       $2,908        2.0%
Acquisitions..................................       11,364        7.9%
Foreign Exchange..............................        8,100        5.7%
                                                    -------       -----
Total Change..................................      $22,372       15.6%
                                                    =======       =====

      The increase in net sales from internal growth is primarily attributable to increased units sales in the do-it-yourself (DIY) market in North America and increased unit sales in the original equipment manufacturers (OEM) market in Europe, partially offset by a decrease in sales to the Chinese domestic market and a slight decrease in sales to the North American wholesale market. The growth in net sales from acquired businesses is due to the inclusion of the net sales of Cheng Guan, our most recent China joint venture, which we established on March 5, 2002; ADEV and Eminent, acquired on July 15, 2002; and F&R, acquired on July 29, 2002. The favorable impact of foreign exchange is due primarily to the euro appreciating against the U.S. dollar compared to the same period in 2002.

      We monitor our net sales in three geographical segments: North America, Europe and Asia. As outlined below, North America, Europe and Asia accounted for 68.2%, 29.4% and 2.4% of net sales, respectively, in the three months ended March 31, 2003, compared to 76.7%, 21.9% and 1.4% of net sales, respectively, in the three months ended March 31, 2002:


                                      March 31, 2003   March 31, 2002    Change
                                      --------------   --------------    ------
                                                       (in thousands)

North America.....................       $112,955         $109,881       $3,074
Europe............................         48,669           31,371       17,298
Asia..............................          4,068            2,068        2,000
                                         --------         --------      -------
Total.............................       $165,692         $143,320      $22,372
                                         ========         ========      =======

      The increase in net sales in North America is due to increased unit shipments in the do-it-yourself market offset by a slight decrease in the wholesale market. The increase in net sales in Europe is primarily due to the ADEV, Eminent and F&R acquisitions and the appreciation of the euro against the U.S. dollar. The increase in net sales in Asia is primarily due to the inclusion of our Cheng Guan joint venture partially offset by decreased unit shipments in the Chinese domestic market.

Gross Profit. Gross profit for the three months ended March 31, 2003 increased $6,285,000 (12.7%) to $55,764,000 from $49,479,000 for the comparable quarter last year and decreased as a percentage of net sales to 33.7% from 34.5%. We charged $446,000 and $847,000 of costs associated with our manufacturing restructuring plan to cost of sales for the three months ended March 31, 2003 and 2002, respectively. Excluding the costs associated with the manufacturing restructuring plan, gross profit would have increased $5,884,000 (11.7%) and decreased as a percentage of sales to 33.9% from 35.1%. The gross profit increase is primarily attributable to inclusion of the gross profit of the acquired companies and the appreciation of the euro against the U.S dollar partially offset by start-up costs associated with our new manufacturing plant in China. The gross profit percentage decrease is primarily due to acquired companies operating at lower gross margins than the rest of the company, increased unit shipments to the DIY market and the start-up costs for our new China facility.

Selling, General and Administrative Expense. Selling, general and administrative expenses for the three months ended March 31, 2003 increased $4,627,000 (13.1%) to $39,854,000 compared to $35,227,000 for the same period in 2002. This increase is attributable to the inclusion of selling, general and administrative expenses of acquired companies, an increase in the cost of product and general liability insurance and the appreciation of the euro against the U.S. dollar compared to the prior period.

Restructuring Expense. The restructuring expense for the three months ended March 31, 2002 was for severance costs associated with our manufacturing restructuring plan. There was no restructuring expense in the three months ended March 31, 2003.

Operating Income. Operating income for the three months ended March 31, 2003, increased $1,668,000 (11.7%) to $15,910,000 compared to $14,242,000 for the same period in 2002 due to increased gross profit, partially offset by increased selling, general and administrative expenses. The manufacturing restructuring plan costs reduced operating income by $446,000 and $857,000 in the three months month ending March 31, 2003 and 2002, respectively.

      Our operating income/(loss) by segment for the three months ended March 31, 2003, and 2002 was as follows:


                                      March 31, 2003   March 31, 2002    Change
                                      --------------   --------------    ------
                                                       (in thousands)

North America....................         $15,162         $13,831        $1,331
Europe...........................           4,860           3,332         1,528
Asia.............................           (483)              38         (521)
Corporate........................         (3,629)         (2,959)         (670)
                                          -------         -------        ------
Total............................         $15,910         $14,242        $1,668
                                          =======         =======        ======

      The increase in operating income in North America is primarily due to increased sales volume and reduced factory overhead spending offset by increased pension and worker's compensation expense. The increased operating income in Europe is primarily due to the inclusion of operating earnings of acquired companies. The decrease in operating income in China is due to start up costs associated with our new manufacturing plant in China. Corporate expenses are primarily for compensation expense, professional fees, including legal and audit expenses, product and general liability insurances. The increase in corporate expenses is primarily due to increased legal and audit expenses.

Interest Expense. Interest expense increased $254,000 (13.9%) in the quarter ended March 31, 2003 to $2,084,000 compared to $1,830,000 for the same period in 2002, primarily due to increased amounts of outstanding indebtedness. On September 1, 2001, we entered into an interest rate swap with respect to our $75,000,000 8 3/8% notes due December 2003. The swap converted the interest from fixed to floating. On August 5, 2002, we sold the swap and received $2,315,000 in cash. In the quarter ended March 31, 2003, we reduced interest expense by $393,000 by amortizing the adjustment to the fair value. In the quarter ended March 31, 2002, we reduced interest expense by $516,000 for the effectiveness of the swap.

Income Taxes. Our effective tax rate for continuing operations for the three months ended March 31, 2003 increased to 36.3% from 35.0% for the three months ended March 31, 2002. The increase is primarily attributable to an increase in our domestic rate due to state legislative changes and a change in our European earnings mix towards countries with higher tax rates.

Income From Continuing Operations. Income from continuing operations for the three months ended March 31, 2003 increased $880,000 (10.9%) to $8,936,000, or $0.33 per common share, compared to $8,056,000, or $0.30 per common share, for the three months ended March 31, 2002 on a diluted basis.

Loss From Discontinued Operations. We recorded a charge net of tax to discontinued operations for the three months ended March 31, 2003 of $2,326,000, or ($.09) per common share on a diluted basis, for legal expenses associated with the litigation involving the James Jones Company. See Part II, Item 1, "Legal Proceedings".

Liquidity and Capital Resources

      During the three-month period ended March 31, 2003, we utilized $10,730,000 of cash for continuing operations. This utilization was primarily due to increased accounts receivable and inventories, in both North America and Europe, and a pension contribution of $3,000,000 on January 29, 2003. The increase in inventory in North America is primarily due to planned increases in imported raw materials and finished goods, as well as, a ramp up to support increased retail business. The increase in inventory in Europe is primarily due to safety stock growth to cover planned distribution relocations. The increase in accounts receivable is due to increased sales volume in Europe, which typically has longer payment terms, and increased sales to our largest customer in North America, which changed to longer payment terms in the first quarter of 2002. Also contributing to cash used in operations is the normal occurrence of payouts during the first quarter associated with annual insurance plans, management and customer incentive plans.

      We spent $4,932,000 on capital equipment for the three months ended March 31, 2003, net of proceeds from sales of property, plant and equipment of $115,000. Capital expenditures were primarily for manufacturing machinery and equipment as part of our ongoing commitment to improve our manufacturing capabilities. Our net capital expenditure budget for the twelve months ending December 31, 2003 is $15,536,000, which includes the expected proceeds from the sale of one of our facilities that was closed as part of our manufacturing restructuring plan. The two largest components of this budget are for a building to be added to our joint venture facility in Taizhou, China and for additional machinery and equipment for our wholly owned bronze and brass manufacturing plant in Tianjin, China.

      We expect to contribute an additional $800,000 to our pension plan in the third quarter of fiscal 2003 to fund the minimum contribution required. We also intend to refinance our $75.0 million 8 3/8% notes prior to the stated maturity of December 1, 2003.

      On February 28, 2002, we entered into a revolving credit facility with a syndicate of banks (the Revolving Credit Facility), which replaced our $100.0 million (U.S.) facility and our 39.4 million euro facility. The Revolving Credit Facility provides for borrowings of up to $150.0 million (U.S.), which includes a $100.0 million tranche for U.S. dollar borrowings and a $50.0 million tranche for euro-based borrowings and matures in February 2005. Approximately $46.0 million of borrowings under the Revolving Credit Facility were used to repay amounts outstanding under the prior facilities. The Revolving Credit Facility is being used to support our acquisition program, working capital requirements and for general corporate purposes. As of March 31, 2003, long-term debt included $59.3 million outstanding on the Revolving Credit Facility for both U.S. dollar and euro-based borrowings. Due to increased use of cash in the quarter ended March 31, 2003, we accessed our line of credit in the U.S. for $19,000,000.

      Outstanding indebtedness under the Revolving Credit Facility bears interest at one of three customary rates plus a margin of 100 basis points, depending on the applicable base rate and our bond rating. The average interest rate for borrowings under the Revolving Credit Facility was approximately 2.9% at March 31, 2003. The Revolving Credit Facility includes operational and financial covenants customary for facilities of this type, including, among others, restrictions on additional indebtedness, liens and investments and maintenance of certain leverage ratios. As of March 31, 2003, we were in compliance with all covenants related to the Revolving Credit Facility.

      On January 16, 2003, we received $2,726,000 in cash as an indemnification payment for costs we incurred in the James Jones case. This cash has been recorded as a liability at March 31, 2003. On March 28, 2003, we received $1,495,000 in cash for reimbursement of defense costs related to the James Jones case.

      Working capital (defined as current assets less current liabilities) as of March 31, 2003 was $97.0 million compared to $71.4 million as of December 31, 2002. This increase is primarily due to an increase in accounts receivable and inventory. The ratio of current assets to current liabilities was 1.4 to 1 as of March 31, 2003 compared to 1.3 to 1 as of December 31, 2002. Included in this ratio are our $75.0 million 8 3/8% notes due in December 2003 that we plan to refinance prior to maturity. Cash and cash equivalents were $15.7 million as of March 31, 2003 compared to $11.0 million as of December 31, 2002. Our total debt increased to $161.0 million as of March 31, 2003 from $138.5 million as of December 31, 2002 due to the increase in working capital (exclusive of the current portion of long-term debt impact) and debt incurred to fund capital expenditures.

      We anticipate that available funds from current operations and other sources of liquidity will be sufficient to meet current operating requirements and anticipated capital expenditures for at least the next 24 months. However, we may have to consider external sources of financing for any large future acquisitions.

      Our long-term financial obligations as of March 31, 2003 are presented in the following table:

                                                  Less than                              After
                                          Total      1 year   1-3 years    4-5 years   5 years
                                          -----      ------   ---------    ---------   -------
                                                          (in thousands)
Long-term debt, including current
   maturities(a)....................   $161,020     $87,087     $68,129       $4,723    $1,081
Operating leases....................      6,953       1,263       2,053        1,278     2,359
Capital leases......................      1,513         557         702          254        --
                                       --------     -------     -------       ------    ------
Total...............................   $169,486     $88,907     $70,884       $6,255    $3,440
                                       ========     =======     =======       ======    ======

(a) as recognized in the consolidated balance sheet

      Letters of credit are purchased guarantees that ensure our performance or payment to third parties in accordance with specified terms and conditions. Amounts outstanding were approximately $25,559,000 as of March 31, 2003 and $19,522,000 as of December 31, 2002. These instruments may exist or expire without being drawn down. Therefore, they do not necessarily represent future cash flow obligations.

      Certain of our loan agreements contain covenants that require, among other items, the maintenance of certain financial ratios and limit our ability to enter into secured borrowing arrangements.

      We from time to time are involved with environmental proceedings and other legal proceedings and incur costs on an ongoing basis related to these matters. We have not incurred material costs in fiscal 2003 in connection with any of these matters.

Critical Accounting Policies and Key Estimates

      The preparation of our financial statements in accordance with accounting principles generally accepted in the United States (GAAP) requires us to make judgments, assumptions and estimates that affect the amounts reported. A critical accounting estimate is an assumption about highly uncertain matters and could have a material effect on the financial statements if another, also reasonable, amount were used, or, a change in the estimate is reasonably likely from period to period. We base our assumption on historical experience and on other estimates that we believe are reasonable under the circumstances. Actual results could differ significantly from these estimates. See Note 2 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2002 that describes the significant accounting policies utilized in the preparation of the consolidated financial statements.

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

Legal contingencies

      We are a defendant in numerous legal matters including those involving environmental law and product liability as discussed in Note 15 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2002. As required by Financial Accounting Standards Board Statement No. 5 "Accounting for Contingencies" we determine whether an estimated loss from a loss contingency should be accrued by assessing whether a loss is deemed probable and the loss amount can be reasonably estimated, net of any applicable insurance proceeds. We develop our estimates in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results. Final settlement of these matters could result in significant effects of the Company's results of operations, cash flows and financial position.

Goodwill and other intangibles

      We adopted Financial Accounting Standards Board Statement No. 142 "Goodwill and Other Intangible Assets" (FAS 142) on January 1, 2002, and as a result we no longer amortize goodwill. The valuation of goodwill and intangible assets is reviewed for impairment annually in accordance with FAS 142. Intangible assets such as purchased technology are generally recorded in connection with a business acquisition. In our larger, more complex acquisitions, the value assigned to intangible assets is determined by an independent valuation firm based on estimates and judgments regarding expectations of the success and life cycle of products and technology acquired. If actual product acceptance differs significantly from the estimates, we may be required to record an impairment charge to write down the assets to their realizable value. The annual goodwill impairment test involves the use of estimates related to the fair market value of the business unit with which the goodwill is associated. The value is estimated using the future cash flow valuation methodology. A severe decline in market value could result in an unexpected impairment charge to goodwill which could have a material impact on the results of operations and financial position.

Business combinations

      In addition to the requirements set forth in FAS 141 regarding intangible assets, it is necessary to make other estimates relating to the assets acquired, liabilities assumed, and assumptions of future growth of the acquired companies. There are no assurances that such estimates or assumptions will be accurate.

Pension benefits

      The calculation of employee pension benefit costs and obligations by actuaries are dependent on our assumptions. These assumptions include salary growth, long-term return on plan assets, discount rates and other factors. The key factors utilized by the actuaries are discussed in further detail in Note 14 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

New Accounting Standards

      In August 2001, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards Board Statement No. 143, "Accounting for Asset Retirement Obligations" (FAS 143) which requires companies to record the fair value of an asset retirement obligation as a liability in the period it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The company must also record a corresponding increase in the carrying value of the related long-lived asset and depreciate that cost over the remaining useful life of the asset. The liability must be increased each period for the passage of time with the offset recorded as an operating expense. The liability must also be adjusted for changes in the estimated future cash flows underlying the initial fair value measurement. Companies must also recognize a gain or loss on the settlement of the liability. The provisions of FAS 143 are effective for fiscal years beginning after June 15, 2002. At the date of the adoption of FAS 143, companies are required to recognize a liability for all existing asset retirement obligations and the associated asset retirement costs. We have adopted FAS 143 effective January 1, 2003 and its adoption was not material to our consolidated financial statements.

      In July 2002, the FASB issued Financial Accounting Standards Board Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (FAS 146). The principal difference between this Statement and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. We have adopted FAS 146 effective January 1, 2003 and its adoption was not material to our consolidated financial statements.

      In November 2002, the FASB issued Financial Accounting Standards Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a roll-forward of the entity's product warranty liabilities. We will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002. We adopted the disclosure provisions of FIN 45 effective December 31, 2002. We do offer warranties, but the returns under warranty have been immaterial. The warranty reserve is part of our reserve for sales returns and allowances, a component of our allowance for doubtful accounts. We adopted FIN 45 effective January 1, 2003 and its adoption was not material to our consolidated financial statements.

      In January 2003, the FASB issued Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46) which requires the consolidation of variable interest entities by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003 (Q3 of fiscal 2003). We are currently evaluating the effect that the adoption of FIN 46, including our requirement to consolidate Jameco International, LLC, will have on our results of operations and financial condition.

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

      Our foreign subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials and are denominated in European currencies or the U.S. or Canadian dollar. We use foreign currency forward exchange contracts to manage the risk related to intercompany purchases that occur during the course of a fiscal year and certain open foreign currency denominated commitments to sell products to third parties. At March 31, 2003, we maintained an insignificant amount in notional value of Canadian currency forward contracts. As such, with any change in the Canadian exchange we will not expect a material impact on our consolidated financial statements.

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

Certain Factors Affecting Future Results

      This report includes statements which are not historical facts and are considered forward looking within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements reflect the Company's current views about future results of operation and other forward looking information and may be identified by their use of words like "plan", "believe", "expect", "will", "anticipate", "estimate" and other words of similar meaning. You should not rely on forward looking statements, because the Company's actual results may differ materially from those indicated by these forward looking statements as a result of a number of important factors. These factors include, but are not limited to, the following: loss of market share through competition, introduction of competing products by other companies, pressure on prices from competitors, suppliers, and/or customers, failure or delay in developing new products, lack of acceptance of new products, failure to successfully implement the Company's acquisition strategy; foreign exchange rate fluctuations, risks associated with international sales and operations, including China; reductions or interruptions in the supply of raw materials, increases in the prices of raw materials, economic factors, such as the levels of housing starts and remodeling, impacting the markets where the Company's products are sold, manufactured, or marketed, environmental compliance costs, product liability risks, loss of a major customer; the results and timing of the Company's manufacturing restructuring plan, changes in the status of current litigation, including the James Jones case, and other risks and uncertainties discussed under "Managements Discussion and Analysis of Financial Condition and Results of Operation - Certain Factors Affecting Future Results" in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities Exchange Commission and other reports Watts files from time to time with the Securities and Exchange Commission.

Item 4. Controls and Procedures
        -----------------------

(a)   Evaluation of disclosure controls and procedures.

      As required by Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the date of this report, we carried out an evaluation under the supervision and with the participation of our management, including the our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. In connection with the new rules, we currently are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)   Changes in internal controls.

      None.

Part II
-------

Item l. Legal Proceedings
        -----------------

James Jones Litigation

      As previously disclosed, on June 25, 1997, Nora Armenta (the Relator) sued James Jones Company, Watts Industries, which formerly owned James Jones, Mueller Co. and Tyco International (U.S.) in the California Superior Court for Los Angeles County. By this complaint and an amended complaint filed on November 4, 1998 (First Amended Complaint), Armenta, a former employee of James Jones, sued on behalf of 34 municipalities as a qui tam plaintiff under the California False Claims Act (the Armenta case). Late in 1998, the Los Angeles Department of Water and Power (LADWP) intervened. In December 2000, the court allowed the Relator to file a Second Amended Complaint, which added a number of new cities and water districts as plaintiffs and brought the total number of plaintiffs to 161. On June 3, 2002, the California Superior Court excluded 47 cities from this total of 161. The Relator was not able to obtain appellate modification of this order. To date, 14 of the total number of plaintiffs have intervened.

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

      In this case, Nora Armenta (the Relator) sued James Jones Company, Watts Industries, Inc. (which formerly owned James Jones), Mueller Co. and Tyco International (U.S.) in the California Superior Court for Los Angeles County. The Relator seeks three times an unspecified amount of actual damages and alleges that the municipalities have suffered hundreds of millions of dollars in damages. The Relator also seeks civil penalties of $10,000 for each false claim and alleges that defendants are responsible for tens of thousands of false claims. We settled with the City of Los Angeles, by far the most significant city, for $5.7 million plus the Relator's statutory share and attorneys' fees. Co-defendants will contribute $2.0 million toward this settlement. An additional offer has been made for $13 million ($11 million from us and $2 million from the James Jones Company), plus payment of Relator's attorney's fees, to settle the claims of the three cities (Santa Monica, San Francisco and East Bay Municipal Water District) chosen by the Relator as having the strongest claims to be tried first. This offer included the Relator's statutory share. Subject to approval by their governing bodies, these three cities have accepted this $13 million offer, and the material terms of this settlement embodied in a memorandum of understanding have been confirmed in California Superior Court proceedings.

      After we settled with the City of Los Angeles, the Relator made an offer to settle the balance of this case for $121.9 million, which has been rejected. We have a reserve in the amount of $12.8 million after-tax with respect to the James Jones Litigation in our consolidated balance sheet as of March 31, 2003. We believe, on the basis of all available information, that this reserve is adequate to cover its probable and reasonably estimable losses resulting from the James Jones Litigation. However, litigation is inherently uncertain, and we believe that there exists a reasonable possibility that we may ultimately incur losses in the James Jones Litigation in excess of the amount accrued. We are currently unable to make an estimate of the range of any additional losses.

      On February 14, 2001, we filed a complaint in the California Superior Court against our insurers for coverage of the claims in the Armenta case. The James Jones Company filed a similar complaint, the cases were consolidated, and on October 30, 2001 the California Superior Court made a summary adjudication ruling that Zurich American Insurance Company must pay all reasonable defense costs incurred by us in the Armenta case since April 23, 1998 as well as our future defense costs in this case until its final resolution. Zurich has subsequently paid us approximately $11.0 million for defense costs. On October 24, 2002, the California Superior Court made another summary adjudication ruling that Zurich must indemnify and pay us for the amounts we must pay under its settlement agreement with the City of Los Angeles, and, on January 16, 2003, Zurich paid us $2.7 million in compliance with this order. Zurich has asserted that all amounts (both defense costs and amounts paid in settlement) paid by it to us are subject to reimbursement under Deductible Agreements between us and Zurich, and we have recorded this amount as a liability. However, management and counsel anticipate that we will ultimately prevail on this issue. Zurich appealed the orders requiring it to pay defense costs, the California Court of Appeal accepted that appeal and it is currently pending. Zurich also sought appellate review of the order that found coverage and required Zurich to indemnify us for the settlement with the City of Los Angeles. On March 26, 2003, the California Court of Appeal denied Zurich's petition for appellate review of this order, but Zurich will still be able to appeal this order at the end of the case. We are currently unable to predict the outcome of the litigation relating to the Los Angeles indemnification coverage. We intend to contest vigorously the Armenta case and its related litigation.

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

Asbestos Litigation

      As of March 31, 2003, we are a defendant in approximately 100 actions filed in Mississippi and New Jersey state courts and alleging injury or death as a result of exposure to asbestos. These filings typically name multiple defendants, and are filed on behalf of many plaintiffs. They do not identify any particular products of ours as a source of asbestos exposure, and there is no reason to conclude that these filings will have a material effect on our liquidity, financial condition or results of operations.

Other Litigation

      On or about March 26, 2003, a class action complaint was filed by North Carolina Hospitality Group, Inc. (NCHG) in the Circuit Court of Maryland, Prince George's County, naming Watts Industries, Inc. and Watts Regulator Company as defendants. NCHG alleges that certain Watts commercial valve models contain a design defect that causes them to fail prematurely. The complaint asserts claims for breach of implied warranty of merchantability, strict liability for defective design, strict liability for failure to warn, negligence and unjust enrichment. The complaint seeks unspecified compensatory damages sufficient to permit the members of the alleged class (national or Maryland purchasers of the valves for self use) to inspect, repair and /or replace the valves, and also seeks to recover costs, interest and attorneys fees.

      We believe that the allegations in the complaint are without merit and intend to defend vigorously against those claims. Based on the facts presently known to us, we do not believe that the ultimate outcome of this litigation will have a material adverse effect on our liquidity, financial condition or results of operations. However, litigation is inherently uncertain, and there can be no assurances as to the ultimate outcome and the actual liability to us to fully resolve this litigation.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

(a)   The exhibits are furnished elsewhere in this report.

(b)   Reports filed on Form 8-K during the Quarter ended March 31, 2003.

      On February 23, 2003, we filed a Form 8-K reporting under Item 5 that we issued a press release announcing our earnings for the three months and year ended December 31, 2002, and filing the press release as an Exhibit.

      We filed a Form 8-K on February 25, 2003, under Item 5 reporting that Mr. Timothy P. Horne, a member of our Board of Directors, our controlling stockholder, and former Chief Executive Officer and Chairman, had entered into an agreement with the SEC to settle the civil action commenced by the SEC on August 15, 2002, against Mr. Horne; and reporting that Michael O. Fifer, our former President of North American operations, had left the Company.

      We filed a Form 8-K on February 28, 2003, under Item 5, reporting that Mr. Timothy P. Horne, a member of our board of Directors, our controlling stockholder, and our former Chief Executive Officer, President and Chairman, established pre-arranged plans to sell shares of our Class A Common Stock in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934.

      On March 26, 2003, we filed a Form 8-K reporting under Item 5, that we issued a press release setting forth our revised earnings for the three months and year ended December 31, 2002, and filing the press release as an Exhibit.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  WATTS INDUSTRIES, INC.


Date: May 9, 2003                 By: /s/ Patrick S. O'Keefe
      -----------                     ----------------------
                                      Patrick S. O'Keefe
                                      Chief Executive Officer


Date: May 9, 2003                 By: /s/ William C. McCartney
      -----------                     ------------------------
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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 9, 2003
      -----------                            /s/ Patrick S. O'Keefe
                                             ----------------------
                                             Patrick S. O'Keefe
                                             Chief Executive Officer

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 9, 2003
      -----------                          /s/ William C. McCartney
                                           ------------------------
                                           William C. McCartney
                                           Chief Financial Officer and Treasurer

                                  EXHIBIT INDEX
                                  -------------

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.       Description
-----------       -----------

3.1               Restated Certificate of Incorporation, as amended. (1)

3.2               Amended and Restated By-Laws, as amended July 24, 2002 (2)

11                Computation of Earnings per Share (3)

                  (1) Incorporated by reference to the relevant exhibit to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 1995.

                  (2) Incorporated by reference to the relevant exhibit to the Registrants' Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2002.

                  (3) Incorporated by reference to the Notes to Consolidated Financial Statements, Note 6, of this Report.

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Filed as an Exhibit to this Quarterly Report on Form 10-Q.