Form 10-Q
period 2003-06-30
WATTS INDUSTRIES INC
filed 2003-08-13
CIK 795403

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2003
                                                 -------------

                                       or

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                               Outstanding at August 1, 2003
             -----                               -----------------------------

      Class A Common, $.10 par value                          19,446,907

      Class B Common, $.10 par value                           7,805,224

WATTS INDUSTRIES, INC. AND SUBSIDIARIES
---------------------------------------

                                      INDEX
                                      -----

Part I.  Financial Information                                            Page #
         ---------------------                                            ------

         Item 1. Financial Statements

                 Consolidated Balance Sheets at June 30, 2003
                 and December 31, 2002 (unaudited)                             3

                 Consolidated Statements of Income for the Three
                 Months Ended June 30, 2003 and 2002 (unaudited)               4

                 Consolidated Statements of Income for the Six
                 Months Ended June 30, 2003 and 2002 (unaudited)               5

                 Consolidated Statements of Cash Flows for the
                 Six Months Ended June 30, 2003 and 2002 (unaudited)           6

                 Notes to Consolidated Financial Statements                 7-17

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       18-27

         Item 3. Quantitative and Qualitative Disclosures About
                 Market Risk                                               27-28

         Item 4. Controls and Procedures                                      28

Part II. Other Information
         -----------------

         Item 1. Legal Proceedings                                         29-30

         Item 4. Submission of Matters to a Vote of Security Holders          31

         Item 6. Exhibits and Reports on Form 8-K                             32

         Signatures                                                           33

         Exhibit Index                                                        34

                          PART I. FINANCIAL INFORMATION
                                  ---------------------

                          ITEM 1. FINANCIAL STATEMENTS
                                  --------------------

                     WATTS INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (Thousands, except share amounts)
                                   (Unaudited)

                                                                              June 30,   December 31,
                                                                                2003        2002
                                                                             ---------   ------------
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents ............................................   $  35,293    $  10,973
    Restricted treasury securities .......................................      77,834           --
    Trade accounts receivable, less allowance for doubtful accounts of
       $7,997 at June 30, 2003 and $7,322 at December 31, 2002 ...........     142,017      123,504
    Inventories:
       Raw materials .....................................................      44,290       40,591
       Work in process ...................................................      21,255       17,289
       Finished goods ....................................................      89,202       75,535
                                                                             ---------    ---------
          Total Inventories ..............................................     154,747      133,415
    Prepaid expenses and other assets ....................................      12,599       10,732
    Deferred income taxes ................................................      24,388       21,927
    Net assets held for sale .............................................       2,478        2,464
                                                                             ---------    ---------
       Total Current Assets ..............................................     449,356      303,015
                                                                             ---------    ---------
PROPERTY, PLANT AND EQUIPMENT:
    Property, plant and equipment, at cost ...............................     265,722      248,933
    Accumulated depreciation .............................................    (129,326)    (114,557)
                                                                             ---------    ---------
       Property, plant and equipment, net ................................     136,396      134,376
                                                                             ---------    ---------
OTHER ASSETS:
    Goodwill .............................................................     169,951      163,226
    Other ................................................................      36,541       33,895
                                                                             ---------    ---------
TOTAL ASSETS .............................................................   $ 792,244    $ 634,512
                                                                             =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable .....................................................   $  67,671    $  64,704
    Accrued expenses and other liabilities ...............................      69,296       69,202
    Accrued compensation and benefits ....................................      14,668       15,514
    Current portion of long-term debt ....................................      87,660       82,211
                                                                             ---------    ---------
       Total Current Liabilities .........................................     239,295      231,631
                                                                             ---------    ---------
LONG-TERM DEBT, NET OF CURRENT PORTION ...................................     177,128       56,276
DEFERRED INCOME TAXES ....................................................      21,883       20,792
OTHER NONCURRENT LIABILITIES .............................................      21,018       19,743
MINORITY INTEREST ........................................................      10,185       10,134

STOCKHOLDERS' EQUITY:
    Preferred Stock, $.10 par value; 5,000,000 shares authorized;
       no shares issued or outstanding ...................................          --           --
    Class A Common Stock, $.10 par value; 80,000,000 shares authorized;
       1 vote per share; issued and outstanding: 19,457,466 shares at
       June 30, 2003 and 18,863,482 shares at December 31, 2002 ..........       1,946        1,886
    Class B Common Stock, $.10 par value; 25,000,000 shares authorized;
       10 votes per share; issued and outstanding: 7,805,224 shares at
       June 30, 2003 and 8,185,224 shares at December 31, 2002 ...........         781          819
    Additional paid-in capital ...........................................      47,840       45,132
    Retained earnings ....................................................     271,323      259,893
    Accumulated other comprehensive income (loss) ........................         845      (11,794)
                                                                             ---------    ---------
       Total Stockholders' Equity ........................................     322,735      295,936
                                                                             ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...............................   $ 792,244    $ 634,512
                                                                             =========    =========

    See accompanying notes to consolidated financial statements.

                     WATTS INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (Thousands, except per share amounts)
                                   (Unaudited)

                                                                      Three Months Ended
                                                                   ----------------------
                                                                    June 30,     June 30,
                                                                      2003         2002
                                                                   ---------    ---------

Net sales ......................................................   $ 173,512    $ 151,505
Cost of goods sold .............................................     114,947       99,273
                                                                   ---------    ---------
    GROSS PROFIT ...............................................      58,565       52,232
Selling, general & administrative expenses .....................      42,111       37,138
Restructuring ..................................................         114           --
                                                                   ---------    ---------
    OPERATING INCOME ...........................................      16,340       15,094
                                                                   ---------    ---------
Other (income) expense:
    Interest income ............................................        (267)        (370)
    Interest expense ...........................................       2,820        2,299
    Other, net .................................................         (90)        (200)
    Minority interest ..........................................         (17)          71
                                                                   ---------    ---------
                                                                       2,446        1,800
                                                                   ---------    ---------
     INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES .....      13,894       13,294
Provision for income taxes .....................................       5,214        4,661
                                                                   ---------    ---------
    INCOME FROM CONTINUING OPERATIONS ..........................       8,680        8,633
Loss from discontinued operations, net of tax benefit of $361 ..        (574)          --
                                                                   ---------    ---------
    NET INCOME .................................................   $   8,106    $   8,633
                                                                   =========    =========
BASIC EARNINGS PER SHARE
    Continuing operations ......................................   $     .32    $     .32
    Discontinued operations ....................................        (.02)          --
                                                                   ---------    ---------
    NET INCOME .................................................   $     .30    $     .32
                                                                   =========    =========
Weighted average number of shares ..............................      27,210       26,637
                                                                   =========    =========
DILUTED EARNINGS PER SHARE
    Continuing operations ......................................   $     .32    $     .32
    Discontinued operations ....................................        (.02)          --
                                                                   ---------    ---------
    NET INCOME .................................................   $     .30    $     .32
                                                                   =========    =========
Weighted average number of shares ..............................      27,472       27,172
                                                                   =========    =========
     Dividends per common share ................................   $     .06    $     .06
                                                                   =========    =========

See accompanying notes to consolidated financial statements.

                     WATTS INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (Thousands, except per share amounts)
                                   (Unaudited)

                                                                         Six Months Ended
                                                                      -----------------------
                                                                       June 30,     June 30,
                                                                         2003         2002
                                                                      ---------    ---------

Net sales .........................................................   $ 339,204    $ 294,825
Cost of goods sold ................................................     224,875      193,114
                                                                      ---------    ---------
    GROSS PROFIT ..................................................     114,329      101,711
Selling, general & administrative expenses ........................      81,965       72,365
Restructuring .....................................................         114           10
                                                                      ---------    ---------
    OPERATING INCOME ..............................................      32,250       29,336
                                                                      ---------    ---------
Other (income) expense:
    Interest income ...............................................        (382)        (456)
    Interest expense ..............................................       4,904        4,129
    Other, net ....................................................        (152)        (125)
    Minority interest .............................................         (38)         106
                                                                      ---------    ---------
                                                                          4,332        3,654
                                                                      ---------    ---------
     INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES ........      27,918       25,682
Provision for income taxes ........................................      10,302        8,993
                                                                      ---------    ---------
    INCOME FROM CONTINUING OPERATIONS .............................      17,616       16,689
Loss from discontinued operations, net of tax benefit of $1,816 ...      (2,900)          --
                                                                      ---------    ---------
    NET INCOME ....................................................   $  14,716    $  16,689
                                                                      =========    =========
BASIC EARNINGS PER SHARE
    Continuing operations .........................................   $     .65    $     .63
    Discontinued operations .......................................        (.11)          --
                                                                      ---------    ---------
    NET INCOME ....................................................   $     .54    $     .63
                                                                      =========    =========
Weighted average number of shares .................................      27,139       26,586
                                                                      =========    =========
DILUTED EARNINGS PER SHARE
    Continuing operations .........................................   $     .65    $     .62
    Discontinued operations .......................................        (.11)          --
                                                                      ---------    ---------
    NET INCOME ....................................................   $     .54    $     .62
                                                                      =========    =========
Weighted average number of shares .................................      27,352       27,048
                                                                      =========    =========
     Dividends per common share ...................................   $     .12    $     .12
                                                                      =========    =========

See accompanying notes to consolidated financial statements.

                     WATTS INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Thousands)
                                   (Unaudited)

                                                                                  Six Months Ended
                                                                                ---------------------
                                                                                 June 30,    June 30,
                                                                                   2003        2002
                                                                                ---------    --------

OPERATING ACTIVITIES
    Income from continuing operations .......................................   $  17,616    $ 16,689
    Adjustments to reconcile net income  from continuing operations to net cash provided by (used in) continuing operating activities:
       Depreciation .........................................................      11,198      11,395
       Amortization .........................................................         467         191
       Deferred income taxes (benefit) ......................................      (1,313)         78
       Gain on disposal of assets ...........................................         (11)        (98)
       Equity in undistributed loss of affiliates ...........................         (29)        (23)
       Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
          Accounts receivable, net ..........................................     (12,636)    (19,866)
          Inventories .......................................................     (15,236)     (2,216)
          Prepaid  expenses and other assets ................................      (3,613)     (2,677)
          Accounts payable, accrued expenses and other liabilities ..........      (2,289)     (1,273)
                                                                                ---------    --------
    Net cash provided by (used in) operating activities .....................      (5,846)      2,200
                                                                                ---------    --------
INVESTING ACTIVITIES
    Additions to property, plant and equipment ..............................      (8,698)    (12,205)
    Proceeds from sale of property, plant and equipment .....................         172         245
    Business acquisitions, net of cash acquired .............................      (4,985)    (15,127)
    Increase in restricted treasury securities ..............................     (77,834)         --
    Decrease / (Increase) in other assets ...................................        (293)         42
                                                                                ---------    --------
    Net cash used in investing activities ...................................     (91,638)    (27,045)
                                                                                ---------    --------
FINANCING ACTIVITIES
    Proceeds from long-term borrowings ......................................     203,666      67,253
    Payments of long-term debt ..............................................     (81,166)    (41,166)
    Debt issue costs ........................................................      (1,612)         --
    Proceeds from exercise of stock options .................................       2,730       2,535
    Dividends ...............................................................      (3,286)     (3,205)
                                                                                ---------    --------
    Net cash provided by financing activities ...............................     120,332      25,417
                                                                                ---------    --------
Effect of exchange rate changes on cash and cash equivalents ................         992         735
Net cash provided by (used in) discontinued operations ......................         480      (3,030)
                                                                                ---------    --------
CHANGE  IN CASH AND CASH EQUIVALENTS ........................................      24,320      (1,723)
Cash and cash equivalents at beginning of period ............................      10,973      11,997
                                                                                ---------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..................................   $  35,293    $ 10,274
                                                                                =========    ========

NON CASH INVESTING AND FINANCING ACTIVITIES
    Acquisitions of businesses:
          Fair value of assets acquired .....................................   $   5,642    $ 40,800
          Cash Paid .........................................................       4,985      15,127
                                                                                ---------    --------
          Liabilities Assumed ...............................................   $     657    $ 25,673
                                                                                =========    ========

See accompanying notes to consolidated financial statements.

WATTS INDUSTRIES, INC. AND SUBSIDIARIES
---------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
------------------------------------------------------

1. Basis of Presentation

      In the opinion of management, the accompanying unaudited, consolidated financial statements contain all necessary adjustments, consisting only of adjustments of a normal recurring nature, to present fairly Watts Industries, Inc.'s Consolidated Balance Sheet as of June 30, 2003, its Consolidated Statements of Income for the three and six months ended June 30, 2003 and 2002, and its Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2002.

      The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date. The accounting policies followed by the Company are described in the Company's December 31, 2002 Annual Report on Form 10-K. It is suggested that the financial statements included in this report be read in conjunction with the financial statements and notes included in the December 31, 2002 Annual Report on Form 10-K.

      Certain amounts in fiscal year 2002 have been reclassified to permit comparison with the 2003 presentation.

2. Accounting Policies

Shipping and Handling

      The Company's shipping costs included in selling, general and administrative expense amounted to $5,508,000 and $5,155,000 for the three months ended June 30, 2003 and 2002, respectively, and $10,568,000 and $10,175,000 for the six months ended June 30, 2003 and 2002, respectively.

Goodwill and Other Intangible Assets

      The Company adopted Financial Accounting Standards Board Statement No. 142 "Goodwill and Other Intangible Assets" (FAS 142) on January 1, 2002, and as a result no longer amortizes goodwill. The valuation of goodwill and intangible assets is reviewed for impairment annually in accordance with FAS 142. Intangible assets such as purchased technology are generally recorded in connection with a business acquisition. In larger, more complex acquisitions, the value assigned to intangible assets is determined by an independent valuation firm based on estimates and judgments regarding expectations of the success and life cycle of products and technology acquired. If actual product acceptance differs significantly from the estimates, the Company may be required to record an impairment charge to write down the assets to their realizable value. The annual goodwill impairment test involves the use of estimates related to the fair market value of the business unit with which the goodwill is associated. The value is estimated using the future cash flow valuation methodology. The Company has elected to perform its annual tests for indications of goodwill impairment in the fourth quarter.

      The changes in the carrying amount of goodwill for the six months ended June 30, 2003 are as follows:

                                                            (in thousands)

      Carrying amount as of December 31, 2002.............     $163,226
      Acquired goodwill during the period.................        1,062
      Adjustments to goodwill during the period...........           79
      Effect of change in rates used for translation......        5,584
                                                               --------
      Carrying amount as of June 30, 2003.................     $169,951
                                                               ========

      Other Intangible Assets include the following and are presented in "Other
Assets: "Other", in the Consolidated Balance Sheet:

                                                                As of June 30, 2003
                                                           Gross Carrying   Accumulated
                                                               Amount      Amortization
                                                               ------      ------------
                                                                  (in thousands)
       Patents ...........................................     $ 8,583       $(3,628)
       Other .............................................       4,888        (1,201)
                                                               -------       -------
       Total amortizable intangibles .....................      13,471        (4,829)
       Intangible assets not subject to amortization .....      10,256            --
                                                               -------       -------
          Total ..........................................     $23,727       $(4,829)
                                                               =======       =======

      Aggregate amortization expense for amortized other intangible assets for the three and six months ended June 30, 2003 are $281,000 and $467,000, respectively. Additionally, future amortization expense on other intangible assets approximates $379,000 for the remainder of fiscal 2003, $542,000 for fiscal 2004, and $521,000 for fiscal 2005, 2006 and 2007.

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

                                                 Three Months Ended  Three Months Ended
                                                    June 30, 2003      June 30, 2002
                                                    -------------      -------------
                                                            (in thousands)
Net income, as reported ..........................     $ 8,106            $ 8,633
Add: Stock-based employee compensation expense
   from the Management Stock Purchase Plan
   included in reported net income, net of tax ...          51                 55
Deduct: Stock-based employee expense determined
   under the fair value method, net of tax:
   Restricted stock units (Management Stock
     Purchase Plan) ..............................         (64)               (49)
   Employee stock options ........................        (129)              (146)
                                                       -------            -------
Pro-forma net income .............................     $ 7,964            $ 8,493
                                                       =======            =======

Earnings per share:
   Basic--as reported ............................     $  0.30            $  0.32
   Basic--pro-forma ..............................     $  0.29            $  0.31
   Dilutive--as reported .........................     $  0.30            $  0.32
   Dilutive--pro-forma ...........................     $  0.29            $  0.31

                                                 Six Months Ended  Six Months Ended
                                                   June 30, 2003    June 30, 2002
                                                   -------------    -------------
                                                           (in thousands)
Net income, as reported ..........................   $ 14,716          $ 16,689
Add: Stock-based employee compensation expense
   from the Management Stock Purchase Plan
   included in reported net income, net of tax ...        102               110
Deduct: Stock-based employee expense determined
   under the fair value method, net of tax:
   Restricted stock units (Management Stock
     Purchase Plan) ..............................       (127)              (98)
   Employee stock options ........................       (258)             (292)
                                                     --------          --------
Pro-forma net income .............................   $ 14,433          $ 16,409
                                                     ========          ========

Earnings per share:
   Basic--as reported ............................   $   0.54          $   0.63
   Basic--pro-forma ..............................   $   0.53          $   0.62
   Dilutive--as reported .........................   $   0.54          $   0.62
   Dilutive--pro-forma ...........................   $   0.53          $   0.61

Restricted Treasury Securities

      Restricted treasury securities at June 30, 2003, (bearing an interest rate yield of approximately 1%) represents securities purchased with proceeds from the Company's private placement completed during the second quarter and are being held for the repayment of the Company's $75,000,000 principal amount of 8 3/8% notes and interest due December 1, 2003. Such amounts were held in a trust account at June 30, 2003, and are to be used to generate the cash required to settle the principal and interest payments owed to the bondholders on December 1, 2003. See Note 10.

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

      In December 2002, the FASB issued Financial Accounting Standard Board Statement No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure" (FAS148). FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. FAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, FAS 148 requires disclosure of the pro forma effect in interim financial statements. The additional disclosure requirements of FAS 148 are effective for fiscal years ended after December 15, 2002. The Company will currently continue to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25. The Company has included additional disclosures in accordance with FAS 148 in the footnotes to these consolidated financial statements.

      In December 2002, the EITF issued EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." This consensus provides guidance in determining when a revenue arrangement with multiple deliverables should be divided into separate units of accounting, and, if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units. The provisions of EITF 00-21 are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the effect, if any, the provisions of EITF 00-21 will have on its results of operations and financial condition.

      In January 2003, the FASB issued Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46) which requires the consolidation of variable interest entities by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003 (Q3 of fiscal 2003). The Company anticipates consolidating Jameco International LLC in the third quarter of fiscal 2003. Jameco International, LLC imports and sells vitreous china, imported faucets and faucet parts and imported bathroom accessories to the North American retail market. Its annual sales for the twelve months ended December 31, 2002, were $16,685,000. The Company has a 49% interest in Jameco LLC and is currently consolidating its earnings in minority interest. For this reason the Company does not anticipate any change in its earnings for the adoption of FIN 46.

      In April 2003, the FASB issued Financial Accounting Standards Board Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (FAS 149). FAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 149 has multiple effective date provisions depending on the nature of the amendments to FAS 133, including one for contracts entered into or modified after June 30, 2003. The Company does not believe that the adoption of FAS 149 will have a material effect on its results of operations and financial condition.

      In May 2003, the FASB issued Financial Accounting Standards Board Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (FAS 150). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FAS 150 is effective for all financial instruments entered into or modified after May 31, 2003. For unmodified financial instruments existing at May 31, 2003, FAS 150 is effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently evaluating the effect, if any, the provisions of FAS 150 will have on its results of operations and financial condition.

3. Discontinued Operations

      In September 1996, the Company divested its Municipal Water Group of businesses, which included Henry Pratt, James Jones Company and Edward Barber and Company Ltd. Costs and expenses related to the Municipal Water Group for fiscal 2003 relate to legal and settlement costs associated with the James Jones litigation (see Note 11). Specifically, in 2003, an offer of $13 million, of which Watts is responsible for $11 million, has been made to settle the claims of the three cities (Santa Monica, San Francisco and East Bay Municipal Water District) chosen by the Relator as having the strongest claims. This offer included the Relator's statutory share. Subject to approval by their governing bodies, these three cities have accepted this $13 million offer, and the material terms of this settlement embodied in a memorandum of understanding have been confirmed in California Superior Court proceedings. This offer and other legal fees required the Company to record a net of tax charge for the three and six months ended June 30, 2003, of $128,000 and $2,454,000, respectively.

      The Company also recorded a charge attributable to payments to be made to the selling shareholders of the James Jones Company pursuant to the Company's original purchase agreement. For the three and six months ended June 30, 2003, the Company recorded a net of tax charge of $446,000.

4. Derivative Instruments

      Certain forecasted transactions, primarily intercompany sales between the United States and Canada, and assets are exposed to foreign currency risk. The Company monitors its foreign currency exposures on an ongoing basis to maximize the overall effectiveness of its foreign currency hedge positions. During the six months ended June 30, 2003, the Company used foreign currency forward contracts as a means of hedging exposure to foreign currency risks. The Company's foreign currency forwards have been designated and qualify as cash flow hedges under the criteria of FAS 133. FAS 133 requires that changes in fair value of derivatives that qualify as cash flow hedges be recognized in other comprehensive income while the ineffective portion of the derivative's change in fair value be recognized immediately in earnings. There were no ineffective amounts for the six months ended June 30, 2003.

      The Company also utilizes, on a limited basis, certain commodity derivatives, primarily on copper used in its manufacturing process, to hedge the cost of its anticipated production requirements. The Company did not utilize any commodity derivatives for the six months ended June 30, 2003.

5. Restructuring

      The Company continues to implement a plan to consolidate several of its manufacturing plants both in North America and Europe. At the same time it is expanding its manufacturing capacity in China and other low cost areas of the world. The implementation of this manufacturing restructuring plan began during the fourth quarter of fiscal 2001. The projects for which charges were recorded in the fourth quarter of fiscal 2001 are essentially complete. During 2002, the Company decided to expand the scope of the manufacturing restructuring plan and transfer certain production to low cost manufacturing plants in Tunisia and Bulgaria. The expanded plan is expected to be completed by the end of fiscal 2003. The Company recorded pre-tax manufacturing restructuring and other costs of $637,000 and $1,083,000 for the three and six months ended June 30, 2003, respectively, $4,089,000 for fiscal 2002 and $5,831,000 in the fourth quarter of fiscal 2001. The manufacturing restructuring and other costs recorded consist primarily of severance costs, asset write-downs and accelerated depreciation. The severance costs, which have been recorded as restructuring, are for 38 employees in manufacturing and administration groups, 31 of whom have been terminated as of June 30, 2003. Asset write-downs consist primarily of write-offs of inventory related to product lines that the Company has discontinued as part of this restructuring plan and are recorded in cost of goods sold. Accelerated depreciation is based on shorter remaining estimated useful lives of certain fixed assets and has been recorded in cost of goods sold. Other costs consist primarily of removal and shipping costs associated with relocation of manufacturing equipment and has been recorded in cost of goods sold.

Details of our manufacturing restructuring plan through June 30, 2003 are as follows:

                        Initial   Utilized   Balance  Provisions  Utilized  Balance  Provisions  Utilized  Balance
                       Provision    2001     12/31/01    2002       2002    12/31/02    2003       2003    6/30/03
                       ---------    ----     --------    ----       ----    --------    ----       ----    -------
                                                          (in thousands)
Restructuring/other ..   $1,454     $  692     $762     $  638     $  981     $419     $  114     $  111     $422
Asset write-downs ....    4,300      4,300       --      2,491      2,491       --        400        400       --
Other costs ..........       77         77       --        960        960       --        569        569       --
                         ------     ------     ----     ------     ------     ----     ------     ------     ----
Total ................   $5,831     $5,069     $762     $4,089     $4,432     $419     $1,083     $1,080     $422
                         ======     ======     ====     ======     ======     ====     ======     ======     ====

6. Earnings per Share

      The following tables set forth the reconciliation of the calculation of earnings per share:

                                        For the Three Months Ended June 30, 2003
                                            Income        Shares     Per Share
                                          (Numerator)  (Denominator)   Amount
                                          -----------  -------------   ------
Basic EPS
   Income from continuing
      operations ......................   $ 8,680,000    27,209,813   $   0.32
   Loss from discontinued perations ...      (574,000)                   (0.02)
                                          -----------                 --------
   Net income .........................   $ 8,106,000                 $   0.30
                                          ===========                 ========

Effect of dilutive securities
   Common stock equivalents ...........                     262,506
                                                         ----------
Diluted EPS
   Income from continuing operations ..   $ 8,680,000                 $   0.32
   Loss from discontinued operations ..      (574,000)                   (0.02)
                                          -----------                 --------
   Net income .........................   $ 8,106,000    27,472,319   $   0.30
                                          ===========    ==========   ========

                                        For the Three Months Ended June 30, 2002
                                           Income         Shares      Per Share
                                         (Numerator)   (Denominator)    Amount
                                         -----------   -------------    ------
Basic EPS
   Net income .....................      $8,633,000      26,636,659      $0.32
Effect of dilutive securities
   Common stock equivalents .......                         535,515
                                                         ----------
Diluted EPS
   Net income .....................      $8,633,000      27,172,174      $0.32
                                         ==========      ==========      =====

                                          For the Six Months Ended June 30, 2003
                                             Income        Shares      Per Share
                                           (Numerator)  (Denominator)   Amount
                                           -----------  -------------   ------
Basic EPS
   Income from continuing operations ..   $ 17,616,000    27,139,406   $  0.65
   Loss from discontinued operations ..     (2,900,000)                  (0.11)
                                          ------------                 -------
   Net income .........................   $ 14,716,000                 $  0.54
                                          ============                 =======
Effect of dilutive securities
   Common stock equivalents ...........                      212,301
                                                          ----------
Diluted EPS
   Income from continuing operations ..   $ 17,616,000                 $  0.65
   Loss from discontinued operations ..     (2,900,000)                  (0.11)
                                          ------------                 -------
   Net income .........................   $ 14,716,000    27,351,707   $  0.54
                                          ============    ==========   =======

                                        For the Six Months Ended June 30, 2002
                                           Income         Shares     Per Share
                                        (Numerator)   (Denominator)    Amount
                                        -----------   -------------    ------
Basic EPS
   Net income .....................     $16,689,000     26,585,899     $0.63
Effect of dilutive securities
   Common stock equivalents .......                        461,857     (0.01)
                                                        ----------     -----
Diluted EPS
   Net income .....................     $16,689,000     27,047,756     $0.62
                                        ===========     ==========     =====

      Stock options to purchase 74,266 shares of common stock were outstanding at June 30, 2003, but were not included in the computation of diluted earnings per share for the six-month period because the options' exercise price was greater than the average market price of the common shares and therefore, the effect would have been antidilutive.

7. Segment Information

      The following table presents certain operating segment information:

                                                                      (in thousands)
                                                     North
                                                   America     Europe       Asia     Corporate  Consolidated
                                                   -------     ------       ----     ---------  ------------
Three months ended June 30, 2003:
Net sales .....................................   $118,162   $ 50,229   $  5,121     $    --     $173,512
Operating income (loss) .......................     16,807      4,310       (641)     (4,136)      16,340
Capital expenditures ..........................      1,466      1,102      1,083          --        3,651
Depreciation and amortization .................      3,197      2,243        523          --        5,963

Three months ended June 30, 2002:
Net sales .....................................   $113,677   $ 31,844   $  5,984     $    --     $151,505
Operating income (loss) .......................     15,182      3,066        175      (3,329)      15,094
Capital expenditures ..........................      1,353      2,378      2,937          --        6,668
Depreciation and amortization .................      3,903      1,584        289          --        5,776

                                                    North
                                                   America     Europe       Asia     Corporate  Consolidated
                                                   -------     ------       ----     ---------  ------------
Six months ended June 30, 2003:
Net sales .....................................   $231,117   $ 98,898   $  9,189     $    --     $339,204
Operating income (loss) .......................     31,969      9,170     (1,124)     (7,765)      32,250
Capital expenditures ..........................      2,962      1,709      4,027          --        8,698
Depreciation and amortization .................      6,439      4,317        909          --       11,665
Identifiable assets ...........................    488,293    245,276     58,675          --      792,244

Six months ended June 30, 2002:
Net sales .....................................   $223,558   $ 63,215   $  8,052     $    --     $294,825
Operating income (loss) .......................     29,013      6,398        213      (6,288)      29,336
Capital expenditures ..........................      3,413      3,334      5,458          --       12,205
Depreciation and amortization .................      7,803      3,288        495          --       11,586
Identifiable assets ...........................    385,026    177,901     42,980          --      605,907

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

8. Other Comprehensive Income (Loss)

      The accumulated balances for the components of the Accumulated Other Comprehensive Income (Loss) are:

                                                               Accumulated
                                       Foreign                    Other
                                      Currency    Cash Flow   Comprehensive
                                    Translation     Hedges    Income (Loss)
                                    -----------     ------    -------------
                                                (in thousands)
Balance December 31, 2002 .....      $(11,794)      $  --       $(11,794)
Change in period ..............         3,533        (221)         3,312
                                     --------       -----       --------
Balance March 31, 2003 ........        (8,261)       (221)        (8,482)
Change in period ..............         9,564        (237)         9,327
                                     --------       -----       --------
Balance June 30, 2003 .........      $  1,303       $(458)      $    845
                                     ========       =====       ========

Balance December 31, 2001 .....      $(24,281)      $  --       $(24,281)
Change in period ..............        (1,761)         32         (1,729)
                                     --------       -----       --------
Balance March 31, 2002 ........       (26,042)         32        (26,010)
Change in period ..............        12,458          68         12,526
                                     --------       -----       --------
Balance June 30, 2002 .........      $(13,584)      $ 100       $(13,484)
                                     ========       =====       ========

      Accumulated other comprehensive income/(loss) in the Consolidated Balance Sheets as of June 30, 2003 and June 30, 2002 consists of cumulative translation adjustments and changes in the fair value of certain financial instruments that qualify for hedge accounting as required by FAS 133. The Company's total comprehensive income was as follows:

                                                                    Three Months Ended
                                                                        June 30,
                                                                        --------
                                                                      2003       2002
                                                                      ----       ----
                                                                      (in thousands)
Net income .....................................................   $  8,106    $ 8,633
Unrealized gains/(loss) on derivative instruments, net of tax ..       (237)        68
Foreign currency translation adjustments .......................      9,564     12,458
                                                                   --------    -------
Total comprehensive income .....................................   $ 17,433    $21,159
                                                                   ========    =======

                                                                     Six Months Ended
                                                                         June 30,
                                                                         --------
                                                                     2003        2002
                                                                     ----        ----
                                                                      (in thousands)
Net income .....................................................   $ 14,716    $16,689
Unrealized gains/(loss) on derivative instruments, net of tax ..       (458)       100
Foreign currency translation adjustments .......................     13,097     10,697
                                                                   --------    -------
Total comprehensive income .....................................   $ 27,355    $27,486
                                                                   ========    =======

9. Acquisitions

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

      On July 15, 2002, a wholly-owned subsidiary of the Company acquired ADEV nElectronic SA (ADEV) located in Rosieres, France and its closely affiliated distributor, E.K. Eminent A.B. (Eminent) located in Gothenburg, Sweden for approximately $12.9 million in cash less assumed net debt of $3.5 million. ADEV also has a low cost manufacturing facility located in Tunisia. ADEV manufactures and distributes electronic systems predominantly to the OEM market. Their product lines include thermostats and controls for heating, ventilation and air conditioning, control systems for hydronic and electric floor warming systems, and controls for other residential applications. Eminent distributes electronic controls, mechanical thermostats and other electric control related products throughout the European Nordic countries.

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

      On March 5, 2002, the Company entered into a joint venture with the Yuhuan County Cheng Guan Metal Hose Factory (Cheng Guan) located in Taizhou, Zhejiang Province of the People's Republic of China. Cheng Guan, is a manufacturer of a variety of plumbing products sold both into the Chinese domestic market and export markets. Its product lines were contributed to the joint venture and include hose, hose connectors, multi-layer tubing and stainless steel braided hose. The joint venture is owned 60% by the Company and 40% by its Chinese partner. On January 29, 2003, we made our final payment of $3.0 million associated with our Cheng Guan joint venture. Prior to this payment, we had invested approximately $5.0 million. This joint venture is owned 60% by us and 40% by its Chinese partner. The Company has invested $8.0 million to obtain this 60% interest.

      The acquisitions above have been accounted for utilizing the purchase method of accounting. The pro-forma results have not been displayed as the combined results are not significant.

Subsequent Event

      On July 30, 2003, a wholly-owned subsidiary of the Company acquired Giuliani Anello S.r.l. located in Cento (Ferrara) Bologna Italy, for approximately $12 million in cash. Giuliani Anello manufactures and distributes valves and filters utilized in heating applications including strainer filters, solenoid valves, flow stop valves, stainless steel water filter elements and steam cleaning filters.

10. Debt Issuance

      On February 28, 2002, the Company entered into a revolving credit facility with a syndicate of banks (the Revolving Credit Facility). Outstanding indebtedness under the Revolving Credit Facility bears interest at one of three customary rates plus a margin of 100 basis points, depending on the applicable base rate and the Company's bond rating. The average interest rate for borrowings under the Revolving Credit Facility was approximately 2.9% at June 30, 2003. The Revolving Credit Facility includes operational and financial covenants customary for facilities of this type, including, among others, restrictions on additional indebtedness, liens and investments and maintenance of certain leverage ratios. As of June 30, 2003, the Company was in compliance with all covenants related to the Revolving Credit Facility and the total amount outstanding on the facility was $41,144,000 for euro-based borrowings and no amounts were outstanding for U.S. dollar borrowings.

      On May 15, 2003, the Company completed a private placement of $125 million of senior unsecured notes consisting of $50 million principal amount of 4.87% Senior Notes due 2010 and $75 million principal amount of 5.47% Senior Notes due 2013. The net proceeds from the private placement are being used to repay the Company's $75 million principal amount of 8 3/8% Notes due December 2003 and were used to repay approximately $32 million outstanding under the Company's revolving credit facility. The balance of the net proceeds will be used for general corporate purposes. The payment of interest on the senior unsecured notes is due semi-annually on May 15th and November 15th of each year. The senior unsecured notes were issued by Watts Industries, Inc., our parent holding company, and are structurally subordinated to the revolving credit facility, which is at the subsidiary level. The senior unsecured notes require compliance with a fixed charge coverage ratio, allow the Company to have debt senior to the new notes in an amount up to 5% of stockholders' equity and, assuming compliance with the coverage ratio, allow the Company to incur unlimited amounts of debt pari passu or junior to the senior unsecured notes. The notes include a prepayment provision which might require a make-whole payment to the note holders. Such payment is dependent upon the level of the respective treasuries. The notes include other customary terms and conditions, including events of default.

Subsequent Event

      Effective July 1, 2003, we entered into an interest rate swap for a notional amount of 25,000,000 euro outstanding on our revolving credit facility. We swapped the variable rate from the revolving credit facility, which is three month EURIBOR plus 0.7%, for a fixed rate of 2.33%. The term of the swap is two years.

11. Contingencies and Environmental Remediation

 Contingencies

      In April 1998, the Company became aware of a complaint (the Armenta case) that was filed under seal in the State of California alleging violations of the California False Claims Act. The complaint alleges that a former subsidiary of the Company (James Jones Company) sold products utilized in municipal water systems that failed to meet contractually specified standards and falsely certified that such standards had been met. The complaint further alleges that the municipal entities have suffered damages as a result of defective products and seeks treble damages, reimbursement of legal costs and penalties. The original complaint has been amended, and the total number of named plaintiffs is 161, 14 of which have intervened and 47 of which have been ordered excluded from the case. In June 2001, the Company and other defendants reached a proposed settlement with the Los Angeles Department of Water and Power, one of the plaintiffs in the James Jones case, which was approved by the California Superior Court on October 31, 2001 and by the Los Angeles City Council on December 14, 2001. The other plaintiffs remain, and the Company is vigorously contesting this matter.

      In this case, the Relator seeks three times an unspecified amount of actual damages and alleges that the municipalities have suffered hundreds of millions of dollars in damages. The Relator also seeks civil penalties of $10,000 for each false claim and alleges that defendants are responsible for tens of thousands of false claims. The Company settled with the City of Los Angeles, by far the most significant city, for $5.7 million plus the Relator's statutory share and attorneys' fees. Co-defendants will contribute $2.0 million toward this settlement. An additional offer was made on May 8, 2003, for $13 million ($11 million from the Company and $2 million from the James Jones Company), plus payment of Relator's attorney's fees, to settle the claims of the three cities (Santa Monica, San Francisco and East Bay Municipal Water District) chosen by the Relator as having the strongest claims to be tried first. This offer included the Relator's statutory share. These three cities have accepted this $13 million offer, and the terms of this settlement have been approved by the California Superior Court. The settlement provides that the claims of these three cities will be dismissed upon payment of these settlement funds.

      After the Company settled with the City of Los Angeles, the Relator made an offer to settle the balance of this case for $121.9 million, which the Company has rejected. The Company has a reserve in the amount of $12.8 million after-tax with respect to the James Jones Litigation in its consolidated balance sheet as of June 30, 2003. The Company believes, on the basis of all available information, that this reserve is adequate to cover its probable and reasonably estimable losses resulting from the James Jones Litigation and the insurance coverage litigation with Zurich discussed below. The Company is currently unable to make an estimate of the range of any additional losses.

      On February 14, 2001, the Company filed a complaint in the California Superior Court against its insurers for coverage of the claims in the Armenta case. The James Jones Company filed a similar complaint, the cases were consolidated, and on October 30, 2001 the California Superior Court made a summary adjudication ruling that Zurich American Insurance Company (Zurich) must pay all reasonable defense costs incurred by the Company in the Armenta case since April 23, 1998 as well as the Company's future defense costs in this case until its final resolution. Zurich has subsequently paid the Company approximately $11.3 million for defense costs. On October 24, 2002, the California Superior Court made another summary adjudication ruling that Zurich must indemnify and pay the Company for the amounts the Company must pay under its settlement agreement with the City of Los Angeles, and, since then, Zurich has paid the Company approximately $3.1 million in compliance with this order. Zurich has asserted that all amounts (both defense costs and indemnity amounts paid for settlements) paid by it to the Company are subject to reimbursement under Deductible Agreements between the Company and Zurich. The Company has recorded reimbursed indemnity settlement amounts (but not reimbursed defense costs) as a liability. However, management and counsel anticipate that the Company will ultimately prevail on reimbursement issues. Zurich appealed the orders requiring it to pay defense costs, the California Court of Appeal accepted that appeal, and it is currently pending. Zurich also sought appellate review of the order that found coverage and required Zurich to indemnify the Company for the settlement with the City of Los Angeles. On March 26, 2003, the California Court of Appeal denied Zurich's petition for appellate review of this order, but Zurich will still be able to appeal this order at the end of the case. The Company is currently unable to predict the outcome of the litigation relating to the Los Angeles indemnification coverage. The Company intends to contest vigorously the Armenta case and its related litigation.

Environmental Remediation

      The Company has been named as a potentially responsible party (PRP's) with respect to a limited number of identified contaminated sites. The level of contamination varies significantly from site to site as do the related levels of remediation efforts. Environmental liabilities are recorded based on the most probable cost, if known, or on the estimated minimum cost of remediation. The Company's accrued estimated environmental liabilities are based on assumptions, which are subject to a number of factors and uncertainties. Circumstances which can affect the reliability and precision of these estimates include identification of additional sites, environmental regulations, level of cleanup required, technologies available, number and financial condition of other contributors to remediation and the time period over which remediation may occur. The Company recognizes changes in estimates as new remediation requirements are defined or as new information becomes available. The Company has a reserve of approximately $2.5 million and estimates that its accrued environmental remediation liabilities will likely be paid over the next five to ten years.

      For several years, the New York Attorney General (NYAG) has threatened to bring suit against approximately 16 PRP's, including Watts (Jameco) for incurred remediation costs and for operation and maintenance costs that will be incurred in connection with the cleanup of a landfill site in Babylon, Long Island. The NYAG has identified recovery numbers between $19 million and $24 million, but it is too early to know what the final recovery number will be, what the final number of PRP's will be or what proportion of the final costs may be allocated to the Company.

Asbestos Litigation

      As of June 30, 2003, the Company was a defendant in approximately 100 actions filed in Mississippi and New Jersey state courts and alleging injury or death as a result of exposure to asbestos. These filings typically name multiple defendants, and are filed on behalf of many plaintiffs. They do not identify any particular products of ours as a source of asbestos exposure. Based on the facts currently known to it, the Company does not believe that the ultimate outcome of these filings will have a material effect on the Company's liquidity, financial condition or results of operations.

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

      However, litigation is inherently uncertain, and the Company believes that there exists a reasonable possibility that it may ultimately incur losses in the James Jones Litigation and other litigation in excess of the amount accrued.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

Recent Developments

      On July 30, 2003, a wholly-owned subsidiary of the Company acquired Giuliani Anello S.r.l. located in Cento (Ferrara) Bologna Italy, for approximately $12 million in cash. Giuliani Anello manufactures and distributes valves and filters utilized in heating applications including strainer filters, solenoid valves, flow stop valves, stainless steel water filter elements and steam cleaning filters. Giuliani Anello's annual revenue, prior to the acquisition, was approximately $7 million at the exchange rate in effect as of the closing date.

      On May 15, 2003, we completed a private placement of $125 million of senior unsecured notes consisting of $50 million principal amount of 4.87% Senior Notes due 2010 and $75 million principal amount of 5.47% senior Notes due 2013. The net proceeds from the private placement are being used to repay our $75 million principal amount of 8 3/8% Notes due December 2003 and were used to repay approximately $32 million outstanding under our revolving credit facility. The balance of the net proceeds will be used for general corporate purposes.

Acquisitions

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

      On March 5, 2002, the Company entered into a joint venture with the Yuhuan County Cheng Guan Metal Hose Factory (Cheng Guan) located in Taizhou, Zhejiang Province of the People's Republic of China. Cheng Guan, is a manufacturer of a variety of plumbing products sold both into the Chinese domestic market and export markets. Its product lines were contributed to the joint venture and include hose, hose connectors, multi-layer tubing and stainless steel braided hose. The joint venture is owned 60% by the Company and 40% by its Chinese partner. The Company has invested $8.0 million to obtain this 60% interest.

      The acquisitions above have been accounted for utilizing the purchase method of accounting. The proforma results have not been displayed as the combined results are not significant.

Results of Operations

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Net Sales. Net sales for the three months ended June 30, 2003 increased $22,007,000 (14.5%) to $173,512,000 compared to $151,505,000 for the same period in 2002. The increase in net sales is attributable to the following:

                                                          (in thousands)
      Internal Growth ..........................      $ 6,091          4.0%
      Acquisitions .............................        7,957          5.2%
      Foreign Exchange .........................        7,959          5.3%
                                                      -------      -------
      Total Change .............................      $22,007         14.5%
                                                      =======      =======

      The increase in net sales from internal growth is primarily attributable to increased units sales in the do-it-yourself (DIY) market in North America and increased unit sales in the original equipment manufacturers (OEM) market in Europe. The growth in net sales from acquired businesses is due to the inclusion of the net sales of ADEV and Eminent, acquired on July 15, 2002 and F&R, acquired on July 29, 2002. The favorable impact of foreign exchange is due primarily to the euro appreciating against the U.S. dollar compared to the same period in 2002.

      We monitor our net sales in three geographical segments: North America, Europe and Asia. As outlined below, North America, Europe and Asia accounted for 68.1%, 28.9% and 3.0% of net sales, respectively, in the three months ended June 30, 2003, compared to 75.0%, 21.0% and 4.0% of net sales, respectively, in the three months ended June 30, 2002:

                                  June 30, 2003    June 30, 2002        Change
                                  -------------    -------------        ------
                                                  (in thousands)
      North America ........         $118,162         $113,677         $  4,485
      Europe ...............           50,229           31,844           18,385
      Asia .................            5,121            5,984             (863)
                                     --------         --------         --------
      Total ................         $173,512         $151,505         $ 22,007
                                     ========         ========         ========

      The increase in net sales in North America is due to increased unit shipments in the do-it-yourself market and increased sales of our backflow product line which is distributed through our wholesale network. The increase in net sales in Europe is primarily due to the ADEV, Eminent and F&R acquisitions and the appreciation of the euro against the U.S. dollar. The decrease in net sales in Asia is due to an adjustment of $2,200,000 made in the current quarter for previously recorded sales at our TWT joint venture in Tianjin partially offset by increased sales in the Chinese domestic market.

Gross Profit. Gross profit for the three months ended June 30, 2003 increased $6,333,000 (12.1%) to $58,565,000 from $52,232,000 for the comparable quarter last year and decreased as a percentage of net sales to 33.8% from 34.5%. We charged $523,000 and $714,000 of costs associated with our manufacturing restructuring plan to cost of sales for the three months ended June 30, 2003 and 2002, respectively. Excluding the costs associated with the manufacturing restructuring plan for both periods, gross profit would have increased $6,142,000 (11.6%) and decreased as a percentage of sales to 34.1% from 34.9%. The gross profit increase is primarily attributable to inclusion of the gross profit of acquired companies and the appreciation of the euro against the U.S dollar partially offset by start-up costs associated with our new manufacturing plant in China. The gross profit percentage decrease is primarily due to acquired companies operating at lower gross margins than the rest of the company, increased percentage of total unit shipments to the DIY market in North America and under absorbed manufacturing costs due to a delay in production at our new wholly-owned manufacturing plant in China.

Selling, General and Administrative Expense. Selling, general and administrative expenses for the three months ended June 30, 2003 increased $4,973,000 (13.4%) to $42,111,000 compared to $37,138,000 for the same period in 2002. This increase is attributable to the inclusion of selling, general and administrative expenses of acquired companies, the appreciation of the euro against the U.S. dollar compared to the prior period and increased professional fees and pension expenses.

Restructuring Expense. Restructuring expense for the three months ended June 30, 2003 was $114,000. There was no restructuring expense in the three months ended June 30, 2002. Restructuring expense is for severance costs associated with our manufacturing restructuring plan.

Operating Income. Operating income for the three months ended June 30, 2003, increased $1,246,000 (8.3%) to $16,340,000 compared to $15,094,000 for the same period in 2002 due to increased gross profit, partially offset by increased selling, general and administrative expenses. The manufacturing restructuring plan costs reduced operating income by $637,000 and $714,000 in the three months ending June 30, 2003 and 2002, respectively.

      Our operating income/(loss) by segment for the three months ended June 30, 2003, and 2002 was as follows:

                                           June 30, 2003  June 30, 2002   Change
                                           -------------  -------------   ------
                                                         (in thousands)
      North America......................     $16,807       $15,182      $1,625
      Europe.............................       4,310         3,066       1,244
      Asia...............................       (641)           175       (816)
      Corporate..........................     (4,136)       (3,329)       (807)
                                              -------       -------      ------
      Total..............................     $16,340       $15,094      $1,246
                                              =======       =======      ======

      The increase in operating income in North America is primarily due to increased sales volume and reduced factory overhead spending offset by increased pension and worker's compensation expense. The increased operating income in Europe is primarily due to the inclusion of operating earnings of acquired companies. The decrease in operating income in China is due to a under absorbed manufacturing costs due to a delay in production at our new wholly-owned manufacturing plant in China, as well as a decrease in gross profit due to the adjustment made in the current quarter for previously recorded sales at our TWT joint venture. This adjustment reduced earnings per share by $0.02 in the three months ended June 30, 2003. Corporate expenses are primarily for compensation expense, professional fees, including legal and audit expenses, product and general liability insurances. The increase in corporate expenses is primarily due to increased professional fees and pension expenses.

Interest Expense. Interest expense increased $521,000 (22.7%) in the quarter ended June 30, 2003 to $2,820,000 compared to $2,299,000 for the same period in 2002, primarily due to the inclusion of the $125,000,000 senior notes which we issued on May 15, 2003. On September 1, 2001, we entered into an interest rate swap with respect to our $75,000,000 8 3/8% notes due December 2003. The swap converted the interest from fixed to floating. On August 5, 2002, we sold the swap and received $2,315,000 in cash. In the quarter ended June 30, 2003, we reduced interest expense by $393,000 by amortizing the adjustment to the fair value. In the quarter ended June 30, 2002, we reduced interest expense by $475,000 for the effectiveness of the swap.

Income Taxes. Our effective tax rate for continuing operations for the three months ended June 30, 2003 increased to 37.5% from 35.1% for the three months ended June 30, 2002. The increase is primarily due to an increase in our domestic state tax rate and increased losses in China, which we are unable to tax benefit because the majority of the Chinese entities are in a tax holiday. In the quarter ended June 30, 2002, we had a one-time favorable tax adjustment in Canada due to a change in the Canadian tax law.

Income From Continuing Operations. Income from continuing operations for the three months ended June 30, 2003 increased $47,000 (0.5%) to $8,680,000, or $0.32 per common share, compared to $8,633,000, or $0.32 per common share, for the three months ended June 30, 2002, in each case, on a diluted basis.

Loss From Discontinued Operations. We recorded a charge net of tax to discontinued operations for the three months ended June 30, 2003 of $574,000, or ($0.02) per common share on a diluted basis. This charge is primarily attributable to payments to be made to the selling shareholders of the James Jones Company pursuant to our original purchase agreement.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Net Sales. Net sales for the six months ended June 30, 2003 increased $44,379,000 (15.1%) to $339,204,000 compared to $294,825,000 for the same period in 2002. The increase in net sales is attributable to the following:

                                                         (in thousands)
      Internal Growth .........................       $ 8,999        3.1%
      Acquisitions ............................        19,321        6.6%
      Foreign Exchange ........................        16,059        5.4%
                                                      -------       ----
      Total Change ............................       $44,379       15.1%
                                                      =======       ====

      The increase in net sales from internal growth is primarily attributable to increased units sales in the DIY market in North America and increased unit sales in the original equipment manufacturers (OEM) market in Europe. The growth in net sales from acquired businesses is due to the inclusion of the net sales of Cheng Guan, our most recent China joint venture, which we established on March 5, 2002; ADEV and Eminent, acquired on July 15, 2002; and F&R, acquired on July 29, 2002. The favorable impact of foreign exchange is due primarily to the euro appreciating against the U.S. dollar compared to the same period in 2002 as well as a higher percentage of total revenue being generated in Europe.

      We monitor our net sales in three geographical segments: North America, Europe and Asia. As outlined below, North America, Europe and Asia accounted for 68.1%, 29.2% and 2.7% of net sales, respectively, in the six months ended June 30, 2003, compared to 75.8%, 21.5% and 2.7% of net sales, respectively, in the six months ended June 30, 2002:

                                     June 30, 2003   June 30, 2002        Change
                                     -------------   -------------        ------
                                                     (in thousands)
      North America ..........         $231,117         $223,558         $ 7,559
      Europe .................           98,898           63,215          35,683
      Asia ...................            9,189            8,052           1,137
                                       --------         --------         -------
      Total ..................         $339,204         $294,825         $44,379
                                       ========         ========         =======

      The increase in net sales in North America is due to increased unit shipments in the do-it-yourself market. The increase in net sales in Europe is primarily due to the ADEV, Eminent and F&R acquisitions and the appreciation of the euro against the U.S. dollar. The increase in net sales in Asia is primarily due to the inclusion of our Cheng Guan joint venture which we established on March 5, 2002, partially offset by the adjustment of $2,200,000 made in the quarter ending June 30, 2003, for previously recorded sales at our TWT joint venture in Tianjin.

Gross Profit. Gross profit for the six months ended June 30, 2003 increased $12,618,000 (12.4%) to $114,329,000 from $101,711,000 for the comparable quarter last year and decreased as a percentage of net sales to 33.7% from 34.5%. We charged $969,000 and $1,561,000 of costs associated with our manufacturing restructuring plan to cost of sales for the six months ended June 30, 2003 and 2002, respectively. Excluding the costs associated with the manufacturing restructuring plan for both periods, gross profit would have increased $12,026,000 (11.6%) and decreased as a percentage of sales to 34.0% from 35.0%. The gross profit increase is primarily attributable to inclusion of the gross profit of acquired companies and the appreciation of the euro against the U.S dollar partially offset by start-up costs associated with our new manufacturing plant in China. The gross profit percentage decrease is primarily due to acquired companies operating at lower gross margins than the rest of the company, increased percentage of total unit shipments to the DIY market in North America and the start-up costs and for under absorbed manufacturing costs due to a delay in production at our new wholly-owned manufacturing plant in China.

Selling, General and Administrative Expense. Selling, general and administrative expenses for the six months ended June 30, 2003 increased $9,600,000 (13.3%) to $81,965,000 compared to $72,365,000 for the same period in 2002. This increase is attributable to the appreciation of the euro against the U.S. dollar compared to the prior period, the inclusion of selling, general and administrative expenses of acquired companies and an increase in professional fees and pension expenses.

Restructuring Expense. Restructuring expense for the six months ended June 30, 2003 was $114,000 compared to $10,000 for the six months ended June 30, 2002. Restructuring expense is for severance costs associated with our manufacturing restructuring plan.

Operating Income. Operating income for the six months ended June 30, 2003, increased $2,914,000 (9.9%) to $32,250,000 compared to $29,336,000 for the same period in 2002 due to increased gross profit, partially offset by increased selling, general and administrative expenses. The manufacturing restructuring plan costs reduced operating income by $1,083,000 and $1,571,000 in the six months ending June 30, 2003 and 2002, respectively.

      Our operating income/(loss) by segment for the six months ended June 30, 2003, and 2002 was as follows:

                                  June 30, 2003    June 30, 2002          Change
                                  -------------    -------------          ------
                                                   (in thousands)
      North America .........       $ 31,969          $ 29,013          $ 2,956
      Europe ................          9,170             6,398            2,772
      Asia ..................         (1,124)              213           (1,337)
      Corporate .............         (7,765)           (6,288)          (1,477)
                                    --------          --------          -------
      Total .................       $ 32,250          $ 29,336          $ 2,914
                                    ========          ========          =======

      The increase in operating income in North America is primarily due to increased sales volume and reduced factory overhead spending offset by increased pension and worker's compensation expense. The increased operating income in Europe is primarily due to the inclusion of operating earnings of acquired companies. The decrease in operating income in China is due to under absorbed manufacturing costs due to a delay in production and start up costs associated with our new wholly-owned manufacturing plant in China and a decrease in gross profit due to the adjustment made in the quarter ended June 30, 2003, for previously recorded sales at our TWT joint venture. This adjustment reduced earnings per share by $0.02 in the six months ended June 30, 2003. Corporate expenses are primarily for compensation expense, professional fees, including legal and audit expenses, product and general liability insurances. The increase in corporate expenses is primarily due to increased professional fees and pension expenses.

Interest Expense. Interest expense increased $775,000 (18.8%) in the six months ended June 30, 2003 to $4,904,000 compared to $4,129,000 for the same period in 2002, primarily due to the inclusion of the $125,000,000 senior notes which we issued on May 15, 2003. On September 1, 2001, we entered into an interest rate swap with respect to our $75,000,000 8 3/8% notes due December 2003. The swap converted the interest from fixed to floating. On August 5, 2002, we sold the swap and received $2,315,000 in cash. In the six months ended June 30, 2003, we reduced interest expense by $786,000 by amortizing the adjustment to the fair value. In the six months ended June 30, 2002, we reduced interest expense by $991,000 for the effectiveness of the swap.

Income Taxes. Our effective tax rate for continuing operations for the six months ended June 30, 2003 increased to 36.9% from 35.0% for the six months ended June 30, 2002. The increase is primarily due to an increase in our domestic state tax rate and increased losses in China, which we are unable to tax benefit because the majority of the Chinese entities are in a tax holiday.

Income From Continuing Operations. Income from continuing operations for the six months ended June 30, 2003 increased $927,000 (5.6%) to $17,616,000, or $0.65 per common share, compared to $16,689,000, or $0.62 per common share, for the six months ended June 30, 2002, in each case, on a diluted basis.

Loss From Discontinued Operations. We recorded a charge net of tax to discontinued operations for the six months ended June 30, 2003 of $2,900,000, or ($0.11) per common share on a diluted basis. The charge is primarily attributable to legal expenses associated with the litigation involving the James Jones Company. We also recorded a charge in the second quarter of 2003 attributed to payments to be made to the selling shareholders of the James Jones Company pursuant to our original purchase agreement. See Part II, Item 1, "Legal Proceedings".

Liquidity and Capital Resources

      During the six-month period ended June 30, 2003, we utilized $5,846,000 of cash for continuing operations. This utilization was primarily due to increased inventories and accounts receivable, in both North America and Europe, and pension contributions of $3,690,000 in the six-month period ended June 30, 2003. The increase in inventory in North America is primarily due to planned increases in imported raw materials and finished goods, as well as an increase in inventory to support increased retail business. The increase in inventory in Europe is primarily due to safety stock growth to cover planned distribution relocations and plant summer shutdowns. The increase in accounts receivable is due to increased sales volume in Europe, which typically has longer payment terms, and timing of certain cash receipts that is consistent with last year and increased volume in North America.

      We spent $8,526,000 on capital equipment for the six months ended June 30, 2003, net of proceeds from sales of property, plant and equipment of $172,000. Capital expenditures were primarily for manufacturing machinery and equipment as part of our ongoing commitment to improve our manufacturing capabilities. Our net capital expenditure budget for the twelve months ending December 31, 2003 is $15,536,000, which takes into account the expected proceeds from the sale of one of our facilities that was closed as part of our manufacturing restructuring plan. The two largest components of this budget are for a building to be added to our joint venture facility in Taizhou, China and for additional machinery and equipment for our wholly-owned bronze and brass manufacturing plant in Tianjin, China.

      On January 29, 2003, we made our final payment of $3,040,000 associated with our Cheng Guan joint venture. Prior to this payment, we had invested approximately $5,000,000. This joint venture is owned 60% by us and 40% by our Chinese partner. In addition, on April 18, 2003, we invested approximately $1,300,000 to acquire Martin Orgee UK Limited.

      On May 15, 2003, we completed a private placement of $125,000,000 of senior unsecured notes consisting of $50,000,000 principal amount of 4.87% Senior Notes due 2010 and $75,000,000 principal amount of 5.47% Senior Notes due 2013. The net proceeds from the private placement are being used to repay our $75,000,000 principal amount of 8 3/8% Notes due December 2003 and were used to repay approximately $32,000,000 outstanding under our revolving credit facility. The balance of the net proceeds will be used for general corporate purposes. The payment of interest on the senior unsecured notes is due semi-annually on May 15th and November 15th of each year. The senior unsecured notes were issued by Watts Industries, Inc., our parent holding company, and are structurally subordinated to our revolving credit facility, which is at the subsidiary level. The senior unsecured notes require compliance with a fixed charge coverage ratio, allow us to have debt senior to the new notes in an amount up to 5% of stockholders' equity and, assuming compliance with the coverage ratio, allow us to incur unlimited amounts of debt pari passu or junior to the senior unsecured notes. The notes include a prepayment provision which might require a make-whole payment to the note holders. Such payment is dependent upon the level of the respective treasuries. The notes include other customary terms and conditions, including events of default.

      On February 28, 2002, we entered into a revolving credit facility with a syndicate of banks (as amended, the Revolving Credit Facility). The Revolving Credit Facility provides for borrowings of up to $150,000,000 (U.S.), which includes a $75,000,000 tranche for euro-based borrowings and matures in February 2005. The Revolving Credit Facility is being used to support our acquisition program, working capital requirements and for general corporate purposes. As of June 30, 2003, long-term debt included $41,144,000 outstanding on the Revolving Credit Facility for euro-based borrowings and no amounts were outstanding for U.S. dollar borrowings.

      Effective July 1, 2003, we entered into an interest rate swap for a notional amount of 25,000,000 euro outstanding on our revolving credit facility. We swapped the variable rate from the revolving credit facility which is three month EURIBOR plus 0.7% for a fixed rate of 2.33%. The term of the swap is two years.

      Outstanding indebtedness under the Revolving Credit Facility bears interest at one of three customary rates plus a margin of 100 basis points, depending on the applicable base rate and our bond rating. The average interest rate for borrowings under the Revolving Credit Facility was approximately 2.9% at June 30, 2003. The Revolving Credit Facility includes operational and financial covenants customary for facilities of this type, including, among others, restrictions on additional indebtedness, liens and investments and maintenance of certain leverage ratios. As of June 30, 2003, we were in compliance with all covenants related to the Revolving Credit Facility.

      During the six-month period ended June 30, 2003, we received $3,139,000 in cash as an indemnification payment for costs we incurred in the James Jones case. This cash has been recorded as a liability at June 30, 2003. We also received $1,760,000 in cash for reimbursement of defense costs related to the James Jones case.

      Working capital (defined as current assets less current liabilities) as of June 30, 2003 was $210,061,000 compared to $71,384,000 as of December 31, 2002.
This increase is primarily due to the funds received from the $125,000,000 private placement and an increase in accounts receivable and inventory. The ratio of current assets to current liabilities was 1.9 to 1 as of June 30, 2003 compared to 1.3 to 1 as of December 31, 2002. Cash and cash equivalents were $35,293,000 as of June 30, 2003 compared to $10,973,000 as of December 31, 2002.
Restricted treasury securities of $77,834,000 as of June 30, 2003 is required for the repayment of principal of, and interest on, our $75,000,000 8 3/8% notes due December 1, 2003. Our total debt increased to $264,788,000 as of June 30, 2003 from $138,487,000 as of December 31, 2002 primarily due to our $125,000,000 private placement.

      We anticipate that available funds from current operations and other sources of liquidity will be sufficient to meet current operating requirements and anticipated capital expenditures for at least the next 12 months. However, we may have to consider external sources of financing for any large future acquisitions.

      Our long-term financial obligations as of June 30, 2003 are presented in the following table:

                                                   Less than                                After
                                         Total       1 year      1-3 years   4-5 years     5 years
                                         -----       ------      ---------   ---------     -------
                                                               (in thousands)
Long-term debt, including current
   maturities(a) ...................   $264,788      $87,660      $49,453      $1,161      $126,514
Operating leases ...................      6,862          960        2,008       1,365         2,529
Capital leases .....................      1,392          393          744         255            --
                                       --------      -------      -------      ------      --------
Total ..............................   $273,042      $89,013      $52,205      $2,781      $129,043
                                       ========      =======      =======      ======      ========

(a) as recognized in the unaudited consolidated balance sheet

      Letters of credit are purchased guarantees that ensure our performance or payment to third parties in accordance with specified terms and conditions. Amounts outstanding were approximately $30,671,000 as of June 30, 2003 and $19,522,000 as of December 31, 2002. These instruments may exist or expire without being drawn down. Therefore, they do not necessarily represent future cash flow obligations.

      Certain of our loan agreements contain covenants that require, among other items, the maintenance of certain financial ratios and limit our ability to enter into secured borrowing arrangements.

      We from time to time are involved with environmental proceedings and other legal proceedings and incur costs on an ongoing basis related to these matters. We have not incurred material costs that have not been reimbursed in fiscal 2003 in connection with any of these matters.

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

Legal contingencies

      We are a defendant in numerous legal matters including those involving environmental law and product liability as discussed in Note 15 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2002 and Note 11 to Form 10-Q. As required by Financial Accounting Standards Board Statement No. 5 "Accounting for Contingencies", we determine whether an estimated loss from a loss contingency should be accrued by assessing whether a loss is deemed probable and the loss amount can be reasonably estimated, net of any applicable insurance proceeds. We develop our estimates in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results. Final settlement of these matters could result in significant effects on the Company's results of operations, cash flows and financial position.

Goodwill and other intangibles

      We adopted Financial Accounting Standards Board Statement No. 142 "Goodwill and Other Intangible Assets" (FAS 142) on January 1, 2002, and as a result we no longer amortize goodwill. The valuation of goodwill and intangible assets is reviewed for impairment annually in accordance with FAS 142. Intangible assets such as purchased technology are generally recorded in connection with a business acquisition. In our larger, more complex acquisitions, the value assigned to intangible assets is determined by an independent valuation firm based on estimates and judgments regarding expectations of the success and life cycle of products and technology acquired. If actual product acceptance differs significantly from the estimates, we may be required to record an impairment charge to write down the assets to their realizable value. The annual goodwill impairment test involves the use of estimates related to the fair market value of the business unit with which the goodwill is associated. The value is estimated using the future cash flow valuation methodology. A severe decline in market value could result in an unexpected impairment charge to goodwill, which could have a material impact on the results of operations and financial position.

Business combinations

      In addition to the requirements set forth in Financial Accounting Standards Board Statement No. 141 "Business Combinations" (FAS 141) regarding intangible assets, it is necessary to make other estimates relating to the assets acquired, liabilities assumed, and assumptions of future growth of the acquired companies. There are no assurances that such estimates or assumptions will be accurate.

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

 New Accounting Standards

      In December 2002, the EITF issued EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." This consensus provides guidance in determining when a revenue arrangement with multiple deliverables should be divided into separate units of accounting, and, if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units. The provisions of EITF 00-21 are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently evaluating the effect, if any, the provisions of EITF 00-21 will have on our results of operations and financial condition.

      In January 2003, the FASB issued Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46) which requires the consolidation of variable interest entities by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003 (Q3 of fiscal 2003). We anticipate consolidating Jameco International LLC in the third quarter of Fiscal 2003. Jameco International, LLC imports and sells vitreous china, imported faucets and faucet parts and imported bathroom accessories to the North American retail market. Its annual sales for the twelve months ended December 31, 2002, were $16,685,000. We have a 49% interest in Jameco LLC and are currently consolidating its earnings in minority interest. For this reason we do not anticipate any change in our earnings for the adoption of FIN 46.

      In April 2003, the FASB issued Financial Accounting Standards Board Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (FAS 149). FAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 149 has multiple effective date provisions depending on the nature of the amendments to FAS 133, including one for contracts entered into or modified after June 30, 2003. We do not believe that the adoption of FAS 149 will have a material effect on our results of operations and financial condition.

      In May 2003, the FASB issued Financial Accounting Standards Board Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (FAS 150). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FAS 150 is effective for all financial instruments entered into or modified after May 31, 2003. For unmodified financial instruments existing at May 31, 2003, FAS 150 is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. For nonpublic entities, mandatorily redeemable financial instruments are subject to the provisions of this

Statement for the first fiscal period beginning after December 15, 2003. We are currently evaluating the effect, if any, the provisions of FAS 150 will have on our results of operations and financial condition.

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

      Our foreign subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials and are denominated in European currencies or the U.S. or Canadian dollar. We use foreign currency forward exchange contracts to manage the risk related to intercompany purchases that occur during the course of a fiscal year and certain open foreign currency denominated commitments to sell products to third parties. At June 30, 2003, we maintained an insignificant amount in notional value of Canadian currency forward contracts. As such, with any change in the Canadian exchange rate we do not expect a material impact on our consolidated financial statements.

      We have historically had a very low exposure to changes in interest rates. Interest rate swaps are used on a limited basis to mitigate the impact of interest rate fluctuations on certain variable rate debt instruments. However, our Revolving Credit Facility is subject to the impact of changes in interest rates. Based on our full repayment of the U.S. dollar borrowing, our remaining outstanding variable rate debt on the revolving credit facility of $41,144,000 is for euro-based borrowings.

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

Item 4. Controls and Procedures
        -----------------------

      As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. The effectiveness of our disclosure controls and procedures is necessarily limited by the staff and other resources available to us and, although we have designed our disclosure controls and procedures to address the geographic diversity of our operations, this diversity inherently may limit the effectiveness of those controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. In connection with the new rules, we will continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

      In this case, the Relator seeks three times an unspecified amount of actual damages and alleges that the municipalities have suffered hundreds of millions of dollars in damages. The Relator also seeks civil penalties of $10,000 for each false claim and alleges that defendants are responsible for tens of thousands of false claims. We settled with the City of Los Angeles, by far the most significant city, for $5.7 million plus the Relator's statutory share and attorneys' fees. Co-defendants will contribute $2.0 million toward this settlement. An additional offer was made on May 8, 2003, for $13 million ($11 million from us and $2 million from the James Jones Company), plus payment of Relator's attorney's fees, to settle the claims of the three cities (Santa Monica, San Francisco and East Bay Municipal Water District) chosen by the Relator as having the strongest claims to be tried first. This offer included the Relator's statutory share. These three cities have accepted this $13 million offer, and the terms of this settlement have been approved by the California Superior Court. The settlement provides that the claims of these three cities will be dismissed upon payment of these settlement funds.

      After we settled with the City of Los Angeles, the Relator made an offer to settle the balance of this case for $121.9 million, which has been rejected. We have a reserve in the amount of $12.8 million after-tax with respect to the James Jones Litigation in our consolidated balance sheet as of June 30, 2003. We believe, on the basis of all available information that this reserve is adequate to cover the probable and reasonably estimable losses resulting from the James Jones Litigation and the insurance coverage litigation with Zurich discussed below. We are currently unable to make an estimate of the range of any additional losses.

      On February 14, 2001, we filed a complaint in the California Superior Court against our insurers for coverage of the claims in the Armenta case. The James Jones Company filed a similar complaint, the cases were consolidated, and on October 30, 2001 the California Superior Court made a summary adjudication ruling that Zurich American Insurance Company (Zurich) must pay all reasonable defense costs incurred by us in the Armenta case since April 23, 1998 as well as our future defense costs in this case until its final resolution. Zurich has subsequently paid us approximately $11.3 million for defense costs. On October 24, 2002, the California Superior Court made another summary adjudication ruling that Zurich must indemnify and pay us for the amounts we must pay under our settlement agreement with the City of Los Angeles, and, since then, Zurich has paid us approximately $3.1 million in compliance with this order. Zurich has asserted that all amounts (both defense costs and indemnity amounts paid for settlements) paid by it to us are subject to reimbursement under Deductible Agreements between us and Zurich. We have recorded reimbursed indemnity settlement amounts (but not reimbursed defense costs) as a liability. However, management and counsel anticipate that we will ultimately prevail on reimbursement issues. Zurich appealed the orders requiring it to pay defense costs, the California Court of Appeal accepted that appeal, and it is currently pending. Zurich also sought appellate review of the order that found coverage and required Zurich to indemnify us for the settlement with the City of Los Angeles. On March 26, 2003, the California Court of Appeal denied Zurich's petition for appellate review of this order, but Zurich will still be able to appeal this order at the end of the case. We are currently unable to predict the outcome of the litigation relating to the Los Angeles indemnification coverage. We intend to contest vigorously the Armenta case and its related litigation.

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

Asbestos Litigation

      As of June 30, 2003, we are a defendant in approximately 100 actions filed in Mississippi and New Jersey state courts and alleging injury or death as a result of exposure to asbestos. These filings typically name multiple defendants, and are filed on behalf of many plaintiffs. They do not identify any particular products of ours as a source of asbestos exposure. Based on the facts currently know to it, we do not believe that the ultimate outcome of these filings will have a material effect on our liquidity, financial condition or results of operations.

Other Litigation

      Other lawsuits and proceedings or claims, arising from the ordinary course of operations, are also pending or threatened against the Company and its subsidiaries. Based on the facts currently known to it. The Company does not believe that the ultimate outcome of these other litigation matters will have a material adverse effect on its financial condition or results of operation.

      However, litigation is inherently uncertain, and we believe that there exists a reasonable possibility that we may ultimately incur losses in the James Jones Litigation and other litigation in excess of the amount accrued.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

(a)   The Annual Meeting of Stockholders of the Company was held on May 20,
      2003.

(b) The results of the voting on the proposals considered at the Annual Meeting of Stockholders were as follows:

      1. Election of Directors
         ---------------------

      Each of the following persons were elected as a Directors of the Company for a term expiring at the Company's 2004 Annual Meeting of Stockholders and until such Director's successor is duly elected and qualified.

      The voting results were as follows:

      DIRECTOR                       VOTES FOR               VOTES WITHHELD
      --------                       ---------               --------------
      Timothy P. Horne               94,612,069                3,450,925
      Kenneth J. McAvoy              93,979,480                4,083,514
      John K. McGillicuddy           97,853,388                  209,606
      Gordon W. Moran                97,815,956                  247,038
      Daniel J. Murphy, III          97,817,996                  244,998
      Patrick S. O'Keefe             94,544,039                3,518,955
      Roger A. Young                 97,825,056                  237,938

      2. Ratification of Independent Auditors
         ------------------------------------

      The selection of KPMG LLP as the independent auditors of the Company for the current fiscal year was ratified and the voting results were as follows:

      97,665,451 votes FOR       357,225 votes AGAINST    40,318 votes ABSTAINED

      3. Approval of the Watts Industries, Inc. 2003 Non-Employee Directors'
         -------------------------------------------------------------------
         Stock Option Plan
         -----------------

      The Watts Industries, Inc. 2003 Non-Employee Directors' Stock Option Plan was approved and the voting results were as follows:

      96,823,034 votes FOR     1,202,017 votes AGAINST    37,943 votes ABSTAINED

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

(a)   The exhibits are furnished elsewhere in this report.

(b)   Reports filed on Form 8-K during the Quarter ended June 30, 2003.

      We filed a Form 8-K on May 6, 2003, under Item 9, reporting that we issued a press release announcing our financial results for the quarter ended March 31, 2003 and furnishing the press release as an Exhibit.

      We filed a Form 8-K on May 15, 2003, under Item 5, reporting that we issued a press release announcing the completion of a private placement of $125,000,000 of senior unsecured notes consisting of $50,000,000 principal amount of 4.87% Senior Notes due 2010 and $75,000,000 principal amount of 5.47% Senior Notes due 2013. We filed the press release, Form of 4.87% Senior Notes due 2010, Form of 5.47% Senior Notes due 2013, and the Note Purchase Agreement dated as of May 15, 2003, as Exhibits.

      We filed a Form 8-K on May 19, 2003, under Item 5, reporting that Mr. Timothy P. Horne, a member of our Board of Directors, our controlling stockholder, and our former Chief Executive Officer, President and Chairman, established pre-arranged plans to sell shares of our Class A Common Stock in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           WATTS INDUSTRIES, INC.


Date: August 13, 2003                      By: /s/ Patrick S. O'Keefe
      ---------------                          ----------------------
                                           Patrick S. O'Keefe
                                           Chief Executive Officer


Date:  August 13, 2003                     By: /s/ William C. McCartney
       ---------------                         ------------------------
                                           William C. McCartney
                                           Chief Financial Officer and Treasurer

                                  EXHIBIT INDEX
                                  -------------

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.     Description
-----------     -----------

       3.1      Restated Certificate of Incorporate, as amended (1)

       3.2      Amended and Restated By-Laws, as amended July 24, 2002 (1)

       10.1 First Amendment dated as of March 28, 2003 to Revolving Credit Agreement, dated as of February 28, 2002, by and among Watts Regulator Co., Watts Industries Europe B.V., Fleet National Bank and the lenders listed therein.*

       10.2 Ratification of Guaranty by Guarantors of the Revolving Credit Agreement dated as of February 28, 2002.*

       10.3 Note Purchase Agreement, dated as of May 15, 2003, among Watts Industries, Inc., and the purchasers named therein. (2)

       10.4     Form of 4.87% Senior Note due 2010. (2)(3)

       10.5     Form of 5.47% Senior Note due 2013. (2)(4)

       11       Computation of Earnings per Share (5)

       31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Ac of 2002.*

       31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

       32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

       32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

----------
*Filed as an Exhibit to this Quarterly Report on Form 10-Q.

                  (1) Incorporated by reference to the relevant exhibit to the Registrant's Registration Statement on Form S-3 (No. 333-105989) filed with the Securities and Exchange Commission on June 10, 2003.

                  (2) Incorporated by reference to the relevant exhibit to the Registrant's Form 8-K Current Report filed with the Securities and Exchange Commission on May 15, 2003.

                  (3) This Senior Note is substantially similar on all material respects to all other 4.87% Senior Notes due 2010.

                  (4) This Senior Note is substantially similar on all material respects to all other 5.47% Senior Notes due 2013.

                  (5) Incorporated by reference to the Note 6 to the Notes to Consolidated Financial Statements included in this Report.