Form 10-Q
period 2003-09-30
WATTS WATER TECHNOLOGIES INC
filed 2003-11-12
CIK 795403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number 1-11499

WATTS WATER TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-2916536
(State of incorporation)	(I.R.S. Employer Identification No.)

815 Chestnut Street, North Andover, MA	01845
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (978) 688-1811

Watts Industries, Inc.
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2003

Class A Common, $.10 par value	19,785,230

Class B Common, $.10 par value	7,805,224

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands, except share amounts)

(Unaudited)

	September 30, 2003	December 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$39,618	$10,973
Restricted treasury securities	78,016	—
Trade accounts receivable, less allowance for doubtful accounts of $7,721 at September 30, 2003 and $7,322 at December 31, 2002	147,712	123,504
Inventories:
Raw materials	44,808	40,591
Work in process	22,303	17,289
Finished goods	83,939	75,535
Total Inventories	151,050	133,415
Prepaid expenses and other assets	13,401	10,732
Deferred income taxes	24,369	21,927
Net assets held for sale	1,940	2,464
Total Current Assets	456,106	303,015

PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	271,846	248,933
Accumulated depreciation	(132,563)	(114,557)
Property, plant and equipment, net	139,283	134,376

OTHER ASSETS:
Goodwill	177,916	163,226
Other	30,979	28,114
TOTAL ASSETS	$804,284	$628,731

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$60,125	$64,704
Accrued expenses and other liabilities	70,628	69,202
Accrued compensation and benefits	16,175	15,514
Current portion of long-term debt	88,338	82,211
Total Current Liabilities	235,266	231,631

LONG-TERM DEBT, NET OF CURRENT PORTION	189,203	56,276
DEFERRED INCOME TAXES	17,162	15,011
OTHER NONCURRENT LIABILITIES	20,988	19,743
MINORITY INTEREST	9,784	10,134

STOCKHOLDERS’ EQUITY:
Preferred Stock, $.10 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Class A Common Stock, $.10 par value; 80,000,000 shares authorized; 1 vote per share; issued and outstanding: 19,563,281 shares at September 30, 2003 and 18,863,482 shares at December 31, 2002	1,956	1,886
Class B Common Stock, $.10 par value; 25,000,000 shares authorized; 10 votes per share; issued and outstanding: 7,805,224 shares at September 30, 2003 and 8,185,224 shares at December 31, 2002	781	819
Additional paid-in capital	49,256	45,132
Retained earnings	278,583	259,893
Accumulated other comprehensive income (loss)	1,305	(11,794)
Total Stockholders’ Equity	331,881	295,936
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$804,284	$628,731

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	September 30, 2003	September 30, 2002
Net sales	$175,509	$159,811
Cost of goods sold	116,136	106,304
GROSS PROFIT	59,373	53,507
Selling, general & administrative expenses	41,396	37,532
Restructuring	—	208

OPERATING INCOME	17,977	15,767

Other (income) expense:
Interest income	(362)	(122)
Interest expense	3,659	2,447
Other, net	23	(39)
Minority interest	(410)	156
	2,910	2,442

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	15,067	13,325
Provision for income taxes	6,048	4,552
INCOME FROM CONTINUING OPERATIONS	9,019	8,773
Loss from discontinued operations, net of tax benefit of $71	(114)	—
NET INCOME	$8,905	$8,773

BASIC EARNINGS PER SHARE
Continuing Operations	$.33	$.33
Discontinued Operations	—	—
NET INCOME	$.33	$.33
Weighted average number of shares	27,306	26,717

DILUTED EARNINGS PER SHARE
Continuing Operations	$.33	$.32
Discontinued Operations	(.01)	—
NET INCOME	$.32	$.32
Weighted average number of shares	27,632	27,249

Dividends per common share	$.06	$.06

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Thousands, except per share amounts)

(Unaudited)

	Nine Months Ended
	September 30, 2003	September 30, 2002
Net sales	$514,713	$454,636
Cost of goods sold	341,011	299,418
GROSS PROFIT	173,702	155,218
Selling, general & administrative expenses	123,361	109,897
Restructuring	114	218

OPERATING INCOME	50,227	45,103

Other (income) expense:
Interest income	(744)	(578)
Interest expense	8,563	6,576
Other, net	(129)	(164)
Minority interest	(448)	262
	7,242	6,096

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	42,985	39,007
Provision for income taxes	16,350	13,545
INCOME FROM CONTINUING OPERATIONS	26,635	25,462
Loss from discontinued operations, net of tax benefit of $1,887	(3,014)	—
NET INCOME	$23,621	$25,462

BASIC EARNINGS PER SHARE
Continuing Operations	$.98	$.96
Discontinued Operations	(.11)	—
NET INCOME	$.87	$.96
Weighted average number of shares	27,196	26,630

DILUTED EARNINGS PER SHARE
Continuing Operations	$.97	$.94
Discontinued Operations	(.11)	—
NET INCOME	$.86	$.94
Weighted average number of shares	27,428	27,112

Dividends per common share	$.18	$.18

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2003	September 30, 2002
OPERATING ACTIVITIES
Income from continuing operations	$26,635	$25,462
Adjustments to reconcile net income from continuing operations to net cash provided by continuing operating activities:
Depreciation	16,395	17,104
Amortization	632	327
Deferred income taxes	(1,066)	296
(Gain) / loss on disposal of assets	90	(88)
Equity in undistributed loss of affiliates	(37)	(105)
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(15,856)	(23,788)
Inventories	(9,499)	(2,093)
Prepaid expenses and other assets	(6,194)	(1,184)
Accounts payable, accrued expenses and other liabilities	(2,565)	5,801
Net cash provided by operating activities	8,535	21,732

INVESTING ACTIVITIES
Additions to property, plant and equipment	(14,067)	(16,967)
Proceeds from sale of property, plant and equipment	230	2,883
Business acquisitions, net of cash acquired	(15,291)	(25,689)
Increase in restricted treasury securities	(78,016)	—
Decrease / (Increase) in other assets	(294)	41
Net cash used in investing activities	(107,438)	(39,732)

FINANCING ACTIVITIES
Proceeds from long-term borrowings	218,383	94,858
Payments of long-term debt	(84,302)	(75,901)
Proceeds from exercise of stock options	4,156	3,559
Dividends	(4,931)	(4,860)
Net cash provided by financing activities	133,306	17,656

Effect of exchange rate changes on cash and cash equivalents	1,171	1,858

Net cash provided by / (used in) discontinued operations	(6,929)	2,606

CHANGE IN CASH AND CASH EQUIVALENTS	28,645	4,120

Cash and cash equivalents at beginning of period	10,973	11,997

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$39,618	$16,117

NON CASH INVESTING AND FINANCING ACTIVITIES
Acquisitions of businesses:
Fair value of assets acquired	$21,217	$65,479
Cash Paid	15,291	25,689
Liabilities Assumed	$5,926	$39,790

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.                                      Basis of Presentation

In October 2003, the Company changed its name from Watts Industries, Inc. to Watts Water Technologies, Inc. to more accurately reflect the Company’s strategic focus on providing solutions to its customers’ water based needs.

In the opinion of management, the accompanying unaudited, consolidated financial statements contain all necessary adjustments, consisting only of adjustments of a normal recurring nature, to present fairly Watts Water Technologies, Inc.’s Consolidated Balance Sheet as of September 30, 2003, its Consolidated Statements of Income for the three and nine months ended September 30, 2003 and 2002, and its Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002.

The Company operates on a 52-week fiscal year ending on December 31.  Any three or nine month data contained in this Report on Form 10-Q reflects the results of operations for the 13-week and 39-week periods ended on the Sunday nearest September 30 of the respective year, but are presented as of September 30 for convenience.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date. The accounting policies followed by the Company are described in the Company’s December 31, 2002 Annual Report on Form 10-K. It is suggested that the financial statements included in this report be read in conjunction with the financial statements and notes included in the December 31, 2002 Annual Report on Form 10-K.

Certain amounts in fiscal year 2002 have been reclassified to permit comparison with the 2003 presentation.

2.                                      Accounting Policies

Shipping and Handling

The Company’s shipping costs included in selling, general and administrative expense amounted to $5,827,000 and $5,087,000 for the three months ended September 30, 2003 and 2002, respectively, and $16,395,000 and $15,262,000 for the nine months ended September 30, 2003 and 2002, respectively.

Goodwill and Other Intangible Assets

The Company adopted Financial Accounting Standards Board Statement No. 142 “Goodwill and Other Intangible Assets” (FAS 142) on January 1, 2002, and as a result no longer amortizes goodwill. The valuation of goodwill and intangible assets is reviewed for impairment annually in accordance with FAS 142. Intangible assets such as purchased technology are generally recorded in connection with a business acquisition. In larger, more complex acquisitions, the value assigned to intangible assets is determined by an independent valuation firm based on estimates and judgments regarding expectations of the success and life cycle of products and technology acquired. If actual product acceptance differs significantly from the estimates, the Company may be required to record an impairment charge to write down the assets to their realizable value. The annual goodwill impairment test involves the use of estimates related to the fair market value of the business unit with which the goodwill is associated. The value is estimated using a future cash flow valuation methodology.  The Company has elected to perform its annual tests for indications of goodwill impairment in the fourth calendar quarter of each fiscal year.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2003 are as follows:

(in thousands)

Carrying amount as of December 31, 2002	$163,226
Acquired goodwill during the period	8,450
Adjustments to goodwill during the period	79
Effect of change in rates used for translation	6,161
Carrying amount as of September 30, 2003	$177,916

Other Intangible Assets include the following and are presented in “Other Assets: Other”, in the Consolidated Balance Sheet:

As of September 30, 2003

	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Patents	$8,607	$(3,751)
Other	4,888	(1,243)
Total amortizable intangibles	13,495	(4,994)
Intangible assets not subject to amortization	10,256	—
Total	$23,751	$(4,994)

Aggregate amortization expense for amortized other intangible assets for the three and nine months ended September 30, 2003 are $165,000 and $632,000, respectively.  Additionally, future amortization expense on other intangible assets approximates $165,000 for the remainder of fiscal 2003, $542,000 for fiscal 2004, and $521,000 for fiscal 2005, 2006 and 2007.

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

Stock Based Compensation

The Company accounts for stock based compensations in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations. The Company records stock based compensation expense associated with its Management Stock Purchase Plan due to the discount from market price. Stock-based compensation expense is amortized to expense on a straight-line basis over the vesting period. The following table illustrates the effect on reported net income and earnings per common share as if the Company had applied the fair value method to measure stock-based compensation as required under the disclosure provisions of Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation” (FAS 123) as amended by Financial Accounting Standards Board Statement No. 148 “Accounting for Stock-Based Compensation Transition and Disclosure” (FAS 148).

	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002
	(in thousands)
Net income, as reported	$8,905	$8,773
Add: Stock-based employee compensation expense from the Management Stock Purchase Plan included in reported net income, net of tax	51	55
Deduct: Stock-based employee expense determined under the fair value method, net of tax:
Restricted stock units (Management Stock Purchase Plan)	(76)	(39)
Employee stock options	(158)	(138)
Pro-forma net income	$8,722	$8,651

Earnings per share:
Basic—as reported	$0.33	$0.33
Basic—pro-forma	$0.32	$0.32
Dilutive—as reported	$0.32	$0.32
Dilutive—pro-forma	$0.31	$0.32

	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002
	(in thousands)
Net income, as reported	$23,621	$25,462
Add: Stock-based employee compensation expense from the Management Stock Purchase Plan included in reported net income, net of tax	153	165
Deduct: Stock-based employee expense determined under the fair value method, net of tax:
Restricted stock units (Management Stock Purchase Plan)	(203)	(137)
Employee stock options	(416)	(430)
Pro-forma net income	$23,155	$25,060

Earnings per share:
Basic—as reported	$0.87	$0.96
Basic—pro-forma	$0.85	$0.94
Dilutive—as reported	$0.86	$0.94
Dilutive—pro-forma	$0.84	$0.92

Restricted Treasury Securities

Restricted treasury securities at September 30, 2003, (bearing an interest rate yield of approximately 1%) represent securities purchased with proceeds from the Company’s private placement completed during the second quarter of 2003 and are being held for the repayment of the principal of, and interest on, the Company’s $75,000,000 principal amount of 8 3/8% notes due December 1, 2003.  Such amounts were held in a trust account at September 30, 2003, and are to be used to generate the cash required to pay the principal and interest payments payable to the bondholders on December 1, 2003.  See Note 10.

New Accounting Standards

In August 2001, the Financial Accounting Standards Board (FASB) issued Financial Accounting

Standards Board Statement No. 143, “Accounting for Asset Retirement Obligations” (FAS 143) which requires companies to record the fair value of an asset retirement obligation as a liability in the period it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The company must also record a corresponding increase in the carrying value of the related long-lived asset and depreciate that cost over the remaining useful life of the asset. The liability must be increased each period for the passage of time with the offset recorded as an operating expense. The liability must also be adjusted for changes in the estimated future cash flows underlying the initial fair value measurement. Companies must also recognize a gain or loss on the settlement of the liability. The provisions of FAS 143 are effective for fiscal years beginning after June 15, 2002. At the date of the adoption of FAS 143, companies are required to recognize a liability for all existing asset retirement obligations and the associated asset retirement costs. The Company has adopted FAS 143 effective January 1, 2003 and its adoption was not material to the consolidated financial statements.

In July 2002, the FASB issued Financial Accounting Standards Board Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (FAS 146). The principal difference between this Statement and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted FAS 146 effective January 1, 2003 and its adoption was not material to the consolidated financial statements.

In November 2002, the FASB issued Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of certain guarantees. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a roll-forward of the entity’s product warranty liabilities. The Company will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002. The Company adopted the disclosure provisions of FIN 45 effective December 31, 2002. The Company does offer warranties, but the returns under warranty have been immaterial. The warranty reserve is part of the sales returns and allowances, a component of the Company’s allowance for doubtful accounts. The Company adopted FIN 45 effective January 1, 2003 and its adoption was not material to the consolidated financial statements.

In December 2002, the FASB issued Financial Accounting Standards Board Statement No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” (FAS 148).  FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  FAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format.  Additionally, FAS 148 requires disclosure of the pro forma effect in interim financial statements.  The additional disclosure requirements of FAS 148 were effective for fiscal years ended after December 15, 2002.  The Company currently continues to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25.  The Company has included additional interim disclosures in accordance with FAS 148 in the footnotes to these unaudited consolidated financial statements.

In December 2002, the EITF issued EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.”  This consensus provides guidance in determining when a revenue arrangement with multiple deliverables should be divided into separate units of accounting, and, if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units.  The provisions of EITF 00-21 are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  The Company adopted EITF 00-21 and its adoption was not material to the consolidated financial statements.

In January 2003, the FASB issued Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46) which requires the consolidation of variable interest entities by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. In October 2003, the FASB delayed the effective date for some variable interest entities that existed prior to February 1, 2003, provided the reporting entity had not “issued” financial statements reporting the variable interest entity in accordance with Interpretation 46. FIN 46 is effective for the first interim or annual period ending after December 15, 2003. The Company has not completed its analysis; however the Company anticipates consolidating Jameco International, LLC in the fourth quarter of fiscal 2003. Jameco International, LLC imports and sells vitreous china, imported faucets and faucet parts and imported bathroom accessories to the North American retail market.  Its annual sales for the twelve months ended December 31, 2002, were $16,685,000.  The assets of $3,198,000 less liabilities of $1,317,000, which excludes the loan with the Company, of Jameco International, LLC are sufficient to substantially cover the carrying amount $2,009,000 which is classified as “Other Assets: Other” in the unaudited Consolidated Balance Sheet as of September 30, 2003.  The assets are comprised primarily of accounts receivable and inventory that the Company believes are collectable and saleable respectively within the normal course of business.  The Company has a 49% interest in Jameco International, LLC and is currently accounting for the investment using the equity method.  For this reason the Company does not anticipate any change in its earnings for the adoption of FIN 46.

In April 2003, the FASB issued Financial Accounting Standards Board Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (FAS 149). FAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133). FAS 149 has multiple effective date provisions depending on the nature of the amendments to FAS 133, including one for contracts entered into or modified after June 30, 2003.  The Company adopted FAS 149 and its adoption was not material to the consolidated financial statements.

In May 2003, the FASB issued Financial Accounting Standards Board Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (FAS 150). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FAS 150 is effective for certain financial instruments entered into or modified after May 31, 2003. For unmodified financial instruments existing at May 31, 2003, FAS 150 is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted FAS 150 apart from the deferral by FASB Staff Position 150-3 (FAS 150-3) of certain mandatorilly redeemable noncontrolling interests and its adoption was not material to the consolidated financial statements.  The Company is currently evaluating the effect, if any, the provisions of FAS 150-3 will have on its results of operations and financial condition.

3.                                      Discontinued Operations

In September 1996, the Company divested its Municipal Water Group of businesses, which included Henry Pratt, James Jones Company and Edward Barber and Company Ltd. Costs and expenses related to the Municipal Water Group for fiscal 2003 relate to legal and settlement costs associated with the James Jones litigation (see Note 11). Specifically, in 2003, a settlement payment of $13 million,  $11 million of which was paid by Watts, has been made to settle the claims of the three cities (Santa Monica, San Francisco and East Bay Municipal Water District) chosen by the Relator as having the strongest claims.  This settlement and other legal fees required the Company to record a net of tax charge for the three and nine months ended September 30, 2003, of $114,000 and $2,568,000, respectively.

The Company also recorded a charge attributable to payments to be made to the selling shareholders of the James Jones Company pursuant to the Company’s original purchase agreement.  For the nine months ended September 30, 2003, the Company recorded a net of tax charge of $446,000.

4.                                      Derivative Instruments

Certain forecasted transactions, primarily intercompany sales between the United States and Canada, and assets are exposed to foreign currency risk. The Company monitors its foreign currency exposures on an ongoing basis to maximize the overall effectiveness of its foreign currency hedge positions. During the nine months ended September 30, 2003, the Company used foreign currency forward contracts as a means of hedging exposure to foreign currency risks. The Company’s foreign currency forwards have been designated and qualify as cash flow hedges under the criteria of FAS 133. At September 30, 2003, we maintained an insignificant amount in notional value of Canadian currency forward contracts. FAS 133 requires that changes in fair value of derivatives that qualify as cash flow hedges be recognized in other comprehensive income while the ineffective portion of the derivative’s change in fair value be recognized immediately in earnings.  There were no ineffective amounts for the nine months ended September 30, 2003.

The Company also utilizes, on a limited basis, certain commodity derivatives, primarily on copper used in its manufacturing process, to hedge the cost of its anticipated production requirements. The Company did not utilize any commodity derivatives for the nine months ended September 30, 2003 or the comparable period of 2002.

5.                                      Restructuring

The Company continues to implement a plan to consolidate several of its manufacturing plants both in North America and Europe. At the same time it is expanding its manufacturing capacity in China and other low cost areas of the world. The implementation of this manufacturing restructuring plan began during the fourth quarter of fiscal 2001. The projects for which charges were recorded in the fourth quarter of fiscal 2001 are essentially complete. During 2002, the Company decided to expand the scope of the manufacturing restructuring plan and transfer certain production to low cost manufacturing plants in Tunisia and Bulgaria. The expanded plan is expected to be completed by the end of fiscal 2003. The Company recorded pre-tax manufacturing restructuring and other costs and recoveries of $(56,000), (based on a change of estimated disposal cost) and $1,027,000 for the three and nine months ended September 30, 2003, respectively. The manufacturing restructuring and other costs recorded consist primarily of severance costs, asset write-downs and accelerated depreciation. The severance costs, which have been recorded as restructuring, are for 38 employees in manufacturing and administration groups, 32 of whom have been terminated as of September 30, 2003. The Company expects to terminate the remaining employees by December 31, 2003 and complete severance payments by the first quarter of 2004.  Asset write-downs consist primarily of write-offs of inventory related to product lines that the Company has discontinued as part of this restructuring plan and are recorded in cost of goods sold. Accelerated depreciation is based on shorter remaining estimated useful lives of certain fixed assets and has been recorded in cost of goods sold. Other costs consist primarily of removal and shipping costs associated with relocation of manufacturing equipment and have been recorded in cost of goods sold.

Details of our manufacturing restructuring plan through September 30, 2003 are as follows:

	Balance 12/31/01	Provisions 2002	Utilized 2002	Balance 12/31/02	Provisions 2003	Utilized 2003	Balance 9/30/03
	(in thousands)
Restructuring/other	$762	$638	$981	$419	$114	$214	$319
Asset write-downs	—	2,491	2,491	—	458	458	—
Other costs	—	960	960	—	455	455	—
Total	$762	$4,089	$4,432	$419	$1,027	$1,127	$319

6.                                      Earnings per Share

The following tables set forth the reconciliation of the calculation of earnings per share:

	For the Three Months Ended September 30, 2003
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income from continuing operations	$9,019,000	27,305,856	$0.33
Loss from discontinued operations	(114,000)		—
Net income	$8,905,000		$0.33
Effect of dilutive securities
Common stock equivalents		325,743
Diluted EPS
Income from continuing operations	$9,019,000		$0.33
Loss from discontinued operations	(114,000)		(0.01)
Net income	$8,905,000	27,631,599	$0.32

	For the Three Months Ended September 30, 2002
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net income	$8,773,000	26,716,744	$0.33
Effect of dilutive securities
Common stock equivalents		532,581	(0.01)
Diluted EPS
Net income	$8,773,000	27,249,325	$0.32

	For the Nine Months Ended September 30, 2003
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income from continuing operations	$26,635,000	27,195,784	$0.98
Loss from discontinued operations	(3,014,000)		(0.11)
Net income	$23,621,000		$0.87
Effect of dilutive securities
Common stock equivalents		232,421
Diluted EPS
Income from continuing operations	$26,635,000		$0.97
Loss from discontinued operations	(3,014,000)		(0.11)
Net income	$23,621,000	27,428,205	$0.86

	For the Nine Months Ended September 30, 2002
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net income	$25,462,000	26,629,981	$0.96
Effect of dilutive securities
Common stock equivalents		481,681	(0.02)
Diluted EPS
Net income	$25,462,000	27,111,662	$0.94

Stock options to purchase 225,000 shares of common stock were outstanding at September 30, 2003, but were not included in the computation of diluted earnings per share for the nine-month period because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect would have been antidilutive.

7.                                      Segment Information

The following table presents certain operating segment information:

	(in thousands)
	North America	Europe	Asia	Corporate	Consolidated
Three months ended September 30, 2003:
Net sales	$121,001	$50,211	$4,297	$—	$175,509
Operating income (loss)	18,735	6,453	(1,730)	(5,481)	17,977
Capital expenditures	1,388	788	3,193	—	5,369
Depreciation and amortization	3,131	1,627	604	—	5,362

Three months ended September 30, 2002:
Net sales	$114,135	$38,791	$6,885	$—	$159,811
Operating income (loss)	14,863	4,016	529	(3,641)	15,767
Capital expenditures	939	2,062	1,761	—	4,762
Depreciation and amortization	3,349	2,167	329	—	5,845

	North America	Europe	Asia	Corporate	Consolidated
Nine months ended September 30, 2003:
Net sales	$352,118	$149,109	$13,486	$—	$514,713
Operating income (loss)	50,704	15,623	(2,854)	(13,246)	50,227
Capital expenditures	4,350	2,497	7,220	—	14,067
Depreciation and amortization	9,570	5,944	1,513	—	17,027
Identifiable assets	486,518	259,495	58,271	—	804,284

Nine months ended September 30, 2002:
Net sales	$337,693	$102,006	$14,937	$—	$454,636
Operating income (loss)	43,876	10,414	742	(9,929)	45,103
Capital expenditures	4,352	5,396	7,219	—	16,967
Depreciation and amortization	11,152	5,455	824	—	17,431
Identifiable assets	378,686	205,358	47,378	—	631,422

The above operating segments are presented on a basis consistent with the presentation included in the Company’s December 31, 2002 financial statements.

The corporate segment consists primarily of compensation expense for corporate headquarters’ staff, professional fees, including legal and audit, and product and general liability insurances.

8.                                      Other Comprehensive Income (Loss)

The balances for the components of the Accumulated Other Comprehensive Income (Loss) are:

	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance December 31, 2002	$(11,794)	$—	$(11,794)
Change in period	3,533	(221)	3,312
Balance March 31, 2003	(8,261)	(221)	(8,482)
Change in period	9,564	(237)	9,327
Balance June 30, 2003	1,303	(458)	845
Change in period	526	(66)	460
Balance September 30, 2003	$1,829	$(524)	$1,305

Balance December 31, 2001	$(24,281)	$—	$(24,281)
Change in period	(1,761)	32	(1,729)
Balance March 31, 2002	(26,042)	32	(26,010)
Change in period	12,458	68	12,526
Balance June 30, 2002	(13,584)	100	(13,484)
Change in period	(1,832)	(51)	(1,883)
Balance September 30, 2002	$(15,416)	$49	$(15,367)

Accumulated other comprehensive income/(loss) in the Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002 consists of cumulative translation adjustments and changes in the fair value of certain financial instruments that qualify for hedge accounting as required by FAS 133.  The Company’s total comprehensive income was as follows:

	Three Months Ended September 30,
	2003	2002
	(in thousands)
Net income	$8,905	$8,773
Unrealized gains/(loss) on derivative instruments, net of tax	(66)	(51)
Foreign currency translation adjustments	526	(1,832)
Total comprehensive income	$9,365	$6,890

	Nine Months Ended September 30,
	2003	2002
	(in thousands)
Net income	$23,621	$25,462
Unrealized gains/(loss) on derivative instruments, net of tax	(524)	49
Foreign currency translation adjustments	13,623	8,865
Total comprehensive income	$36,720	$34,376

9.                                      Acquisitions

On July 30, 2003,       a wholly-owned subsidiary of the Company acquired Giuliani Anello S.r.l. located in Cento (Ferrara) Bologna, Italy for approximately $10.6 million in cash net of acquired cash of $1.4 million.  Giuliani Anello manufactures and distributes valves and filters utilized in heating applications including strainer filters, solenoid valves, flow stop valves, stainless steel water filter elements and steam cleaning filters.

On April 18, 2003, a wholly-owned subsidiary of the Company acquired Martin Orgee UK Ltd. located in Kidderminster, West Midlands, United Kingdom for approximately $1.6 million in cash.  Martin Orgee distributes a line of plumbing and heating products to the wholesale, commercial and OEM markets in the United Kingdom and Southern Ireland.  Martin Orgee also assembles pumping groups for under-floor radiant heat systems.

On July 29, 2002, a wholly-owned subsidiary of the Company acquired F&R Foerster and Rothmann GmbH (F&R) located in Neuenburg am Rhein, Germany for approximately $2.3 million in cash less assumed net debt of $0.8 million. F&R manufactures and distributes a line of gauges predominately to the French and German OEM markets.

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

On May 9, 2002, a wholly-owned subsidiary of the Company acquired Hunter Innovations of Sacramento, California for $25.0 million, of which approximately $10.0 million was paid in cash at the closing and the balance in interest bearing notes, payable in equal annual installments through 2006. Hunter Innovations was founded in 1995 and has developed a line of large backflow prevention devices that represent a significant advance in technology. The improved product features that are important to the backflow prevention markets include lighter weight, more compact design, better flow characteristics, improved serviceability and multiple end-connection and shutoff valve options.

On March 5, 2002, the Company entered into a joint venture with the Yuhuan County Cheng Guan Metal Hose Factory (Cheng Guan) located in Taizhou, Zhejiang Province of the People’s Republic of China. Cheng Guan, is a manufacturer of a variety of plumbing products sold both into the Chinese domestic market and export markets. Its product lines were contributed to the joint venture and include hose, hose connectors, multi-layer tubing and stainless steel braided hose. The joint venture is owned 60% by the Company and 40% by its Chinese partner.  On January 29, 2003, we made an additional payment of $3.0 million associated with our Cheng Guan joint venture bringing the aggregate cash investment to $8.0 million for our 60% interest.

The acquisitions above have been accounted for utilizing the purchase method of accounting.  The pro-forma results have not been displayed, as the combined results are not significant.

10.                               Debt Issuance

On February 28, 2002, the Company entered into a revolving credit facility with a syndicate of banks (as amended, the Revolving Credit Facility).  Outstanding indebtedness under the Revolving Credit Facility bears interest at one of three customary rates plus a margin of 100 basis points, depending on the applicable base rate and the Company’s bond rating. The average interest rate for borrowings under the Revolving Credit Facility was approximately 2.8% at September 30, 2003.  The Revolving Credit Facility includes operational and financial covenants customary for facilities of this type, including, among others, restrictions on additional indebtedness, liens and investments and maintenance of certain leverage ratios. As of September 30, 2003, the Company was in compliance with all covenants related to the Revolving Credit Facility.  The total amount outstanding on the facility was $53 million for euro-based borrowings and no amounts were outstanding for U.S. dollar borrowings.

On May 15, 2003, the Company completed a private placement of $125 million of senior unsecured notes consisting of $50 million principal amount of 4.87% Senior Notes due 2010 and $75 million principal amount of 5.47% Senior Notes due 2013.  The net proceeds from the private placement were used to purchase treasury securities with which the Company expects to repay the Company’s $75 million principal amount of 8 3/8% Notes due December 2003, and which were also used to repay approximately $32 million outstanding under the Company’s Revolving Credit Facility.  The balance of the net proceeds will be used for general corporate purposes.  The payment of interest on the senior unsecured notes is due semi-annually on May 15th and November 15th of each year.  The senior unsecured notes were issued by Watts Water Technologies, Inc. and are subordinated to the Revolving Credit Facility, which is at the subsidiary level.  The senior unsecured notes allow the Company to have debt senior to the new notes in an amount up to 5% of stockholders’ equity and, assuming compliance with a fixed charge coverage ratio, allow the Company to incur unlimited amounts of debt pari passu or junior to the senior unsecured notes.  The notes include a prepayment provision which might require a make-whole payment to the note holders.  Such payment is dependent upon the level of the respective treasuries.  The notes include other customary terms and conditions, including events of default.

On July 1, 2003, the Company entered into an interest rate swap for a notional amount of 25,000,000 euro outstanding on the Company’s Revolving Credit Facility.  The Company swapped the variable rate from the Revolving Credit Facility, which is three month EURIBOR plus 0.7%, for a fixed rate of 2.33%.  The term of the swap is two years.  The Company has designated the swap as a hedging instrument using the cash flow method. The swap hedges the cash flows associated with interest payments on the first 25,000,000 euro of the Company’s Revolving Credit Facility. The Company marks to market the changes in value of the swap through other comprehensive income. Any ineffectiveness has been recorded in income.  Amounts recorded have been immaterial for the three and nine months ending September 30, 2003.

11.                               Contingencies and Environmental Remediation

Contingencies

In April 1998, the Company became aware of a complaint (the Armenta case) that was filed by Nora Armenta (the Relator) under seal in the State of California alleging violations of the California False Claims Act. The complaint alleges that a former subsidiary of the Company (James Jones Company) sold products utilized in municipal water systems that failed to meet contractually specified standards and falsely certified that such standards had been met. The complaint further alleges that the municipal entities have suffered damages as a result of defective products and seeks treble damages, reimbursement of legal costs and penalties. The original complaint has been amended, and the total number of named plaintiffs is 161, 14 of which have intervened and 47 of which have been ordered excluded from the case. In June 2001, the Company and other defendants reached a proposed settlement with the Los Angeles Department of Water and Power, one of the plaintiffs in the James Jones case, which was approved by the California Superior Court on October 31, 2001 and by the Los Angeles City Council on December 14, 2001. The other plaintiffs remain, and the Company is vigorously contesting this matter.

In this case, the Relator seeks three times an unspecified amount of actual damages and alleges that the municipalities have suffered hundreds of millions of dollars in damages. The Relator also seeks civil penalties of $10,000 for each false claim and alleges that defendants are responsible for tens of thousands of false claims. The Company settled with the City of Los Angeles, by far the most significant city, for $5.7 million plus the Relator’s statutory share and attorneys’ fees. Co-defendants will contribute $2.0 million toward this settlement. In August 2003, an additional settlement payment was made for $13 million ($11 million from the Company and $2 million from the James Jones Company) which settled the claims of the three cities (Santa Monica, San Francisco and East Bay Municipal Water District) chosen by the Relator as having the strongest claims to be tried first.  This settlement payment included the Relator’s statutory share, and the claims of these three cities have been dismissed. In addition to this $13 million payment, the Company is obligated to pay the Relator’s attorney’s fees.

After the Company settled with the City of Los Angeles, the Relator made an offer to settle the balance of this case for $121.9 million, which the Company has rejected. The Company has a reserve in the amount of $9.6 million with respect to the James Jones Litigation in its consolidated balance sheet as of September 30, 2003. The Company believes, on the basis of all available information, that this reserve is adequate to cover its probable and reasonably estimable losses resulting from the James Jones Litigation and the insurance coverage litigation with Zurich discussed below.  The Company is currently unable to make an estimate of the range of any additional losses.

On February 14, 2001, the Company filed a complaint in the California Superior Court against its insurers for coverage of the claims in the Armenta case. The James Jones Company filed a similar complaint, the cases were consolidated, and on October 30, 2001 the California Superior Court made a summary adjudication ruling that Zurich American Insurance Company (Zurich) must pay all reasonable defense costs incurred by the Company in the Armenta case since April 23, 1998 as well as the Company’s future defense costs in this case until its final resolution. On October 24, 2002, the California Superior Court made another summary adjudication ruling that Zurich must indemnify and pay the Company for the amounts the Company must pay under its settlement agreement with the City of Los Angeles.  Zurich has asserted that all amounts (both defense costs and indemnity amounts paid for settlements) paid by it to the Company are subject to reimbursement under Deductible Agreements between the Company and Zurich.  The Company has recorded reimbursed indemnity settlement amounts (but not reimbursed defense costs) as a liability. However, management and counsel anticipate that the Company will ultimately prevail on reimbursement issues.  Zurich appealed the orders requiring it to pay defense costs, the California Court of Appeal accepted that appeal, and it is currently pending.  Zurich also sought appellate review of the order that found coverage and required Zurich to indemnify the Company for the settlement with the City of Los Angeles.  On March 26, 2003, the California Court of Appeal denied Zurich’s petition for appellate review of this order, but Zurich will still be able to appeal this order at the end of the case.  The Company is currently unable to predict the outcome of the litigation relating to the Los Angeles indemnification coverage. The Company intends to contest vigorously the Armenta case and its related litigation.

Based on management’s assessment, the Company does not believe that the ultimate outcome of the James Jones case would have a material adverse effect on its liquidity, financial condition or results of operations. While this assessment is based on all available information, litigation is inherently uncertain, and the actual liability to the Company to fully resolve this litigation cannot be predicted with any certainty.  The Company intends to continue to contest vigorously the James Jones case and its related litigation.

Environmental Remediation

The Company has been named as a potentially responsible party (PRP’s) with respect to a limited number of identified contaminated sites. The level of contamination varies significantly from site to site as do the related levels of remediation efforts. Environmental liabilities are recorded based on the most probable cost, if known, or on the estimated minimum cost of remediation. The Company’s accrued estimated environmental liabilities are based on assumptions, which are subject to a number of factors and uncertainties. Circumstances which can affect the reliability and precision of these estimates include identification of additional sites, environmental regulations, level of cleanup required, technologies available, number and financial condition of other contributors to remediation and the time period over which remediation may occur. The Company recognizes changes in estimates as new remediation requirements are defined or as new information becomes available. The Company has a reserve of approximately $2.5 million and estimates that its accrued environmental remediation liabilities will likely be paid over the next five to ten years.

For several years, the New York Attorney General (NYAG) has threatened to bring suit against approximately 16 PRP’s, including Watts Water Technologies, Inc as successor to Jameco Industries, Inc., for incurred remediation costs and for operation and maintenance costs that will be incurred in connection with the cleanup of a landfill site in Babylon, New York. The NYAG has identified recovery numbers between $19 million and $24 million, but it is too early to know what the final recovery number will be, what the final number of PRP’s will be or what proportion of the final costs may be allocated to the Company.

Asbestos Litigation

As of September 30, 2003, the Company was a defendant in approximately 100 actions filed in Mississippi and New Jersey state courts and alleging injury or death as a result of exposure to asbestos. These filings typically name multiple defendants, and are filed on behalf of many plaintiffs. They do not identify any particular products of the Company’s as a source of asbestos exposure.  Based on the facts currently known to it, the Company does not believe that the ultimate outcome of these filings will have a material adverse effect on the Company’s liquidity, financial condition or results of operations.

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

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion and analysis are provided to increase understanding of, and should be read in conjunction with, the accompanying unaudited consolidated financial statements and notes.

For more than 125 years, Watts Water Technologies has designed and manufactured valves and related products that promote the comfort and safety of people and the quality and conservation of water use in commercial, residential and light industrial applications. Our primary objective is to increase sales and earnings by expanding into new markets, growing internal sales within existing and new markets, making selected acquisitions and reducing manufacturing costs.

We operate on a 52-week fiscal year ending on December 31.  Any three or nine month data contained in this Management’s Discussion and Analysis reflects the results of operations for the 13-week and 39-week periods ended on the Sunday nearest September 30 of the respective year, but are presented as of September 30 for convenience.

Recent Developments

In October 2003, we changed our name from Watts Industries, Inc. to Watts Water Technologies, Inc. to more accurately reflect our strategic focus on providing solutions to our customers’ water based needs.

Acquisitions

On July 30, 2003, a wholly-owned subsidiary of the Company acquired Giuliani Anello S.r.l. located in Cento (Ferrara) Bologna, Italy, for approximately $10.6 million in cash net of acquired cash of $1.4 million.  Giuliani Anello manufactures and distributes valves and filters utilized in heating applications including strainer filters, solenoid valves, flow stop valves, stainless steel water filter elements and steam cleaning filters.

On April 18, 2003, a wholly-owned subsidiary of the Company acquired Martin Orgee UK Ltd located in Kidderminster, West Midlands, United Kingdom for approximately $1.6 million in cash.  Martin Orgee distributes a line of plumbing and heating products to the wholesale, commercial and OEM markets in the United Kingdom and Southern Ireland.  Martin Orgee also assembles pumping groups for under-floor radiant heat systems.

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

On May 9, 2002, a wholly-owned subsidiary of the Company acquired Hunter Innovations of Sacramento, California for $25.0 million, of which approximately $10.0 million was paid in cash at the closing and the balance in interest bearing notes, payable in equal annual installments through 2006. Hunter Innovations was founded in 1995 and has developed a line of large backflow prevention devices that represent a significant advance in technology. The improved product features that are important to the backflow prevention markets include lighter weight, more compact design, better flow characteristics, improved serviceability and multiple end-connection and shutoff valve options.

On March 5, 2002, the Company entered into a joint venture with the Yuhuan County Cheng Guan Metal Hose Factory (Cheng Guan) located in Taizhou, Zhejiang Province of the People’s Republic of China. Cheng Guan is a manufacturer of a variety of plumbing products sold both into the Chinese domestic market and export markets. Its product lines were contributed to the joint venture and include hose, hose connectors, multi-layer tubing and stainless steel braided hose. The joint venture is owned 60% by the Company and 40% by its Chinese partner. The Company has invested $8.0 million to obtain this 60% interest.

The acquisitions above have been accounted for utilizing the purchase method of accounting.  The pro-forma results have not been displayed, as the combined results of acquired companies are not significant to our consolidated financial position or results of operation.

Results of Operations

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Net Sales.  Net sales for the three months ended September 30, 2003 increased $15,698,000 (9.8%) to $175,509,000 compared to $159,811,000 for the same period in 2002. The increase in net sales is attributable to the following:

	(in thousands)
Internal Growth	$6,523	4.1%
Acquisitions	1,666	1.0%
Foreign Exchange	7,509	4.7%
Total Change	$15,698	9.8%

The increase in net sales from internal growth is primarily attributable to increased units sales in the do-it-yourself (DIY) and wholesale markets in North America and increased unit sales in the original equipment manufacturers (OEM) market in Europe.  The growth in net sales from acquired businesses is due to the inclusion of the net sales of Martin Orgee, acquired on April 18, 2003 and Giuliani Anello, acquired on July 30, 2003.  The favorable impact of foreign exchange is due primarily to the euro and Canadian dollar appreciating against the U.S. dollar compared to the same period in 2002.  We cannot predict whether the euro or the Canadian dollar will continue to appreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

We monitor our net sales in three geographical segments: North America, Europe and Asia.  As outlined below, North America, Europe and Asia accounted for 68.9%, 28.6% and 2.5% of net sales, respectively, in the three months ended September 30, 2003, compared to 71.4%, 24.3% and 4.3% of net sales, respectively, in the three months ended September 30, 2002:

	September 30, 2003	September 30, 2002	Change
	(in thousands)
North America	$121,001	$114,135	$6,866
Europe	50,211	38,791	11,420
Asia	4,297	6,885	(2,588)
Total	$175,509	$159,811	$15,698

The increase in net sales in North America is due to increased unit shipments in the DIY market, increased sales of our backflow product line, which is distributed through our wholesale network, and the appreciation of the Canadian dollar against the U.S. dollar.  The increase in net sales in Europe is primarily due to the appreciation of the euro against the U.S. dollar, increased unit sales in the OEM market and the Martin Orgee and Giuliani Anello acquisitions.  The decrease in net sales in Asia is due primarily to decreased units shipments in the domestic Chinese market, as well as, increased sales rebates and returns recorded in the three months ended September 30, 2003.

Gross Profit.  Gross profit for the three months ended September 30, 2003 increased $5,866,000 (11.0%) to $59,373,000 from $53,507,000 for the comparable quarter last year and increased as a percentage of net sales to 33.8% from 33.5%. We recorded a net recovery of ($56,000) and charged $312,000 of costs associated with our manufacturing restructuring plan to cost of sales for the three months ended September 30, 2003 and 2002, respectively.  The gross profit increase is primarily attributable to improved manufacturing efficiencies and increased sales volume in both North America and Europe, the inclusion of the gross profit of acquired companies and the appreciation of the euro and Canadian dollar against the U.S dollar partially offset by inventory write-downs and increased sales rebates and returns at our TWT joint venture located in Tianjin, China and to under absorbed manufacturing costs due to a delay in production at our new wholly-owned manufacturing plant in China. The gross profit percentage increase is primarily attributable to improved manufacturing efficiencies and increased sales volume in both North America and Europe and the inclusion of acquired companies which operate at higher gross margin percentages partially offset by the under absorbed manufacturing costs due to a delay in production at our new wholly-owned manufacturing plant in China.

Selling, General and Administrative Expense.  Selling, general and administrative expenses for the three months ended September 30, 2003 increased $3,864,000 (10.3%) to $41,396,000 compared to $37,532,000 for the same period in 2002. This increase is attributable to the appreciation of the euro and the Canadian dollar against the U.S. dollar compared to the prior period, and increased professional fees and product liability insurances.

Restructuring Expense.  There was no restructuring expense in the three months ended September 30, 2003.  Restructuring expense for the three months ended September 30, 2002 was $208,000.  Restructuring expense is for severance costs associated with our manufacturing restructuring plan.

Operating Income.  Operating income for the three months ended September 30, 2003, increased $2,210,000 (14.0%) to $17,977,000 compared to $15,767,000 for the same period in 2002 due to increased gross profit, partially offset by increased selling, general and administrative expenses. The manufacturing restructuring plan costs increased operating income by $56,000 and reduced operating income by $520,000 in the three months ending September 30, 2003 and 2002, respectively.

Our operating income/(loss) by segment for the three months ended September 30, 2003 and 2002 was as follows:

	September 30, 2003	September 30, 2002	Change
	(in thousands)
North America	$18,735	14,863	$3,872
Europe	6,453	4,016	2,437
Asia	(1,730)	529	(2,259)
Corporate	(5,481)	(3,641)	(1,840)
Total	$17,977	$15,767	$2,210

The increase in operating income in North America is primarily due to increased sales volume and reduced factory overhead spending offset by increased pension and worker’s compensation expense.  The increased operating income in Europe is primarily due to increased sales volume and the euro appreciation against the U.S. dollar. The decrease in operating income in China is due to inventory write-downs and other net adjustments at our

TWT joint venture located in Tianjin, China and to under absorbed manufacturing costs due to a delay in production at our new wholly-owned manufacturing plant in China.  Corporate expenses are primarily for compensation expense, professional fees, including legal and audit expenses, product and general liability insurances. The increase in corporate expenses is primarily due to increased professional fees and product liability expenses.

Interest Expense.  Interest expense increased $1,212,000 (49.5%) in the three months ended September 30, 2003 to $3,659,000 compared to $2,447,000 for the same period in 2002, primarily due to the inclusion of the $125,000,000 senior notes which we issued on May 15, 2003.  On December 1, 2003 we will repay in full our $75,000,000 8 3/8% notes and expect that future interest expense will decrease as a result. On September 1, 2001, we entered into an interest rate swap with respect to our $75,000,000 8 3/8% notes due December 2003.  The swap converted the interest from fixed to floating.  On August 5, 2002, we sold the swap and received $2,315,000 in cash. In the quarter ended September 30, 2003, we reduced interest expense by $393,000 by amortizing the adjustment to the fair value.  In the quarter ended September 30, 2002, we reduced interest expense by $327,000 for the effectiveness of the swap. The amortization of the swap will be completed upon repayment of the $75,000,000 8 3/8% notes.  On July 1, 2003, we entered into an interest rate swap for a notional amount of 25,000,000 euro outstanding on our Revolving Credit Facility.  We swapped the variable rate from the Revolving Credit Facility, which is three month EURIBOR plus 0.7%, for a fixed rate of 2.33%.

Income Taxes.  Our effective tax rate for continuing operations for the three months ended September 30, 2003 increased to 40.1% from 34.2% for the three months ended September 30, 2002.  The increase is primarily due to losses in China, which we have not tax benefited in accordance with FAS 109, and the fact that certain Chinese entities are in a tax holiday.

Income From Continuing Operations.  Income from continuing operations for the three months ended September 30, 2003 increased $246,000 (2.8%) to $9,019,000, or $0.33 per common share, compared to $8,773,000, or $0.32 per common share, for the three months ended September 30, 2002, in each case, on a diluted basis.  The appreciation of the euro against the U.S. dollar resulted in a positive impact on income from continuing operations of $0.02 per share for the three months ended September 30, 2003 compared to the comparable period in 2002.  We cannot predict whether the euro will continue to appreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net income.

Loss From Discontinued Operations.  We recorded a charge net of tax to discontinued operations for the three months ended September 30, 2003 of $114,000, or ($0.01) per common share on a diluted basis.  This charge is attributable to legal fees associated with the James Jones litigation.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Net Sales.  Net sales for the nine months ended September 30, 2003 increased $60,077,000 (13.2%) to $514,713,000 compared to $454,636,000 for the same period in 2002. The increase in net sales is attributable to the following:

	(in thousands)
Internal Growth	$15,522	3.4%
Acquisitions	20,987	4.6%
Foreign Exchange	23,568	5.2%
Total Change	$60,077	13.2%

The increase in net sales from internal growth is primarily attributable to increased units sales in the DIY market in North America and increased unit sales in the OEM market in Europe.  The growth in net sales from acquired businesses is due to the inclusion of the net sales of Cheng Guan, our most recent China joint venture, which we established on March 5, 2002; ADEV and Eminent, acquired on July 15, 2002; F&R, acquired on

July 29, 2002; Martin Orgee acquired on April 18, 2003; and Giuliani Anello acquired on July 30, 2003. The favorable impact of foreign exchange is due primarily to the euro and the Canadian dollar appreciating against the U.S. dollar compared to the same period in 2002.  We cannot predict whether the euro or the Canadian dollar will continue to appreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

We monitor our net sales in three geographical segments: North America, Europe and Asia.  As outlined below, North America, Europe and Asia accounted for 68.4%, 29.0% and 2.6% of net sales, respectively, in the nine months ended September 30, 2003, compared to 74.3%, 22.4% and 3.3% of net sales, respectively, in the nine months ended September 30, 2002:

	September 30, 2003	September 30, 2002	Change
	(in thousands)
North America	$352,118	$337,693	$14,425
Europe	149,109	102,006	47,103
Asia	13,486	14,937	(1,451)
Total	$514,713	$454,636	$60,077

The increase in net sales in North America is due to increased unit shipments in the DIY market.  The increase in net sales in Europe is primarily due to the ADEV, Eminent, F&R, Martin Orgee and Giuliani Anello acquisitions, increased unit shipments in the OEM market, and the appreciation of the euro against the U.S. dollar. The decrease in net sales in Asia is primarily due to decreased unit shipments in the domestic Chinese market and by the adjustment of $2,200,000 made in the second quarter of 2002 for previously recorded sales at our TWT joint venture in Tianjin partially offset by the inclusion of our Cheng Guan joint venture which we established on March 5, 2002.

Gross Profit.  Gross profit for the nine months ended September 30, 2003 increased $18,484,000 (11.9%) to $173,702,000 from $155,218,000 for the comparable period last year and decreased as a percentage of net sales to 33.7% from 34.1%. We charged $913,000 and $1,873,000 of costs associated with our manufacturing restructuring plan to cost of sales for the nine months ended September 30, 2003 and 2002, respectively.  The gross profit increase is primarily attributable to improved manufacturing efficiencies and increased sales volume in both North America and Europe, the inclusion of the gross profit of acquired companies and the appreciation of the euro and Canadian dollar against the U.S dollar partially offset by inventory write-downs, increased sales rebates and returns and other net adjustments at our TWT joint venture located in Tianjin, China, and start-up costs and under absorbed manufacturing costs due to a delay in production at our new manufacturing plant in China. The gross profit percentage decrease is primarily due to inventory write-downs and other net adjustments at our TWT joint venture located in Tianjin, China, and start-up costs and under absorbed manufacturing costs due to a delay in production at our new wholly-owned manufacturing plant in China.

Selling, General and Administrative Expense.  Selling, general and administrative expenses for nine months ended September 30, 2003 increased $13,464,000 (12.3%) to $123,361,000 compared to $109,897,000 for the same period in 2002. This increase is attributable to the appreciation of the euro and Canadian dollar against the U.S. dollar compared to the prior period, the inclusion of selling, general and administrative expenses of acquired companies and an increase in professional fees and pension and product liability expenses.

Restructuring Expense.  Restructuring expense for the nine months ended September 30, 2003 was $114,000 compared to $218,000 for the nine months ended September 30, 2002.  Restructuring expense is for severance costs associated with our manufacturing restructuring plan.

Operating Income.  Operating income for the nine months ended September 30, 2003 increased $5,124,000 (11.4%) to $50,227,000 compared to $45,103,000 for the same period in 2002 due to increased gross profit, partially offset by increased selling, general and administrative expenses. The manufacturing restructuring plan costs reduced operating income by $1,027,000 and $2,091,000 in the nine months ending September 30, 2003 and 2002, respectively.

Our operating income/(loss) by segment for the nine months ended September 30, 2003, and 2002 was as follows:

	September 30, 2003	September 30, 2002	Change
	(in thousands)
North America	$50,704	$43,876	$6,828
Europe	15,623	10,414	5,209
Asia	(2,854)	742	(3,596)
Corporate	(13,246)	(9,929)	(3,317)
Total	$50,227	$45,103	$5,124

The increase in operating income in North America is primarily due to increased sales volume and reduced factory overhead spending offset by increased pension and worker’s compensation expense.  The increased operating income in Europe is primarily due to increased sales volume, the euro appreciating against the U.S. dollar and the inclusion of operating earnings of acquired companies. The decrease in operating income in China is due to inventory write-downs and other net adjustments at our TWT joint venture and under absorbed manufacturing costs due to a delay in production and start up costs associated with our new wholly-owned manufacturing plant in China.  Corporate expenses are primarily for compensation expense, professional fees, including legal and audit expenses, product and general liability insurances. The increase in corporate expenses is primarily due to increased professional fees and product liability and pension expenses.  See “Application of Critical Accounting Policies and Key Estimates” on pension expense.

Interest Expense.  Interest expense increased $1,987,000 (30.2%) in the nine months ended September 30, 2003 to $8,563,000 compared to $6,576,000 for the same period in 2002, primarily due to the inclusion of the $125,000,000 senior notes which we issued on May 15, 2003.  On December 1, 2003 we will repay in full our $75,000,000 8 3/8% notes and expect that future interest expense will decrease as a result.  On September 1, 2001, we entered into an interest rate swap with respect to our $75,000,000 8 3/8% notes due December 2003.  The swap converted the interest from fixed to floating.  On August 5, 2002, we sold the swap and received $2,315,000 in cash. In the nine months ended September 30, 2003, we reduced interest expense by $1,179,000 by amortizing the adjustment to the fair value.  In the nine months ended September 30, 2002, we reduced interest expense by $1,318,000 for the effectiveness of the swap. The amortization of the swap will be completed upon repayment of the $75,000,000 8 3/8% notes. On July 1, 2003, we entered into an interest rate swap for a notional amount of 25,000,000 euro outstanding on our Revolving Credit Facility.  We swapped the variable rate from the Revolving Credit Facility, which is three month EURIBOR plus 0.7%, for a fixed rate of 2.33%.

Income Taxes.  Our effective tax rate for continuing operations for the nine months ended September 30, 2003 increased to 38.0% from 34.7% for the nine months ended September 30, 2002.  The increase is primarily due to losses in China, which we have not tax benefited in accordance with FAS 109, and the fact that certain Chinese entities are in a tax holiday.

Income From Continuing Operations.  Income from continuing operations for the nine months ended September 30, 2003 increased $1,173,000 (4.6%) to $26,635,000, or $0.97 per common share, compared to $25,462,000 or $0.94 per common share, for the nine months ended September 30, 2002, in each case, on a diluted basis.  The appreciation of the euro against the U.S. dollar resulted in a positive impact on income from continuing operations of $0.05 per share for the nine months ended September 30, 2003 compared to the comparable period in 2002.  We cannot predict whether the euro will continue to appreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net income.

Loss From Discontinued Operations.  We recorded a charge net of tax to discontinued operations for the nine months ended September 30, 2003 of $3,014,000, or ($0.11) per common share on a diluted basis.  The charge is primarily attributable to legal expenses associated with the litigation involving the James Jones Company.  We also recorded a charge in the second quarter of 2003 attributed to payments to be made to the selling shareholders of the James Jones Company pursuant to our original purchase agreement.  See Part II, Item 1, “Legal Proceedings” for more information about the James Jones Company litigation.

Liquidity and Capital Resources

During the nine-month period ended September 30, 2003, we generated $8,535,000 of cash from continuing operations. Our cash provided by earnings before depreciation was partially offset by increased inventories and accounts receivable in both North America and Europe and pension contributions in the nine-month period ended September 30, 2003.  The increase in inventory in North America is primarily due to planned increases in imported raw materials and finished goods, as well as an increase in inventory to support increased retail business. The increase in inventory in Europe is primarily due to safety stock growth to cover planned distribution relocations and to support the delivery requirements of the OEM customers in Europe.  The increase in accounts receivable is due to increased sales volume in Europe, which typically has longer payment terms, and increased sales volume in North America.

We spent $14,067,000 on capital equipment for the nine months ended September 30, 2003.  Capital expenditures were primarily for manufacturing machinery and equipment as part of our ongoing commitment to improve our manufacturing capabilities.  Our capital expenditure budget for the twelve months ending December 31, 2003 is $18,000,000. The two largest components of this budget are for a building to be added to our Cheng Guan joint venture facility in Taizhou, China and for additional machinery and equipment for our wholly-owned manufacturing plant in Tianjin, China.  We have $1,940,000 as a net asset held for sale for a facility that was closed as part of our manufacturing restructuring plan.  We are currently actively marketing the building and expect to use the proceeds of the sale for future capital expenditures.

On January 29, 2003, we invested an additional $3,040,000 in our Cheng Guan joint venture.  Prior to this payment, we had invested approximately $5,000,000.  This joint venture is owned 60% by us and 40% by our Chinese partner.  In addition, on April 18, 2003, we invested approximately $1,600,000 to acquire Martin Orgee UK Limited, and on July 30, 2003, we invested approximately $10,600,000, which is net of acquired cash of $1,400,000, to acquire Giuliani Anello S.r.l.

On May 15, 2003, we completed a private placement of $125,000,000 of senior unsecured notes consisting of $50,000,000 principal amount of 4.87% Senior Notes due 2010 and $75,000,000 principal amount of 5.47% Senior Notes due 2013.  We used the net proceeds from the private placement to purchase treasury securities which we expect to use to repay our $75,000,000 principal amount of 8 3/8% Notes due December 2003. (See Footnote 2 on “Restricted Treasury Securities”) Additional net proceeds were used to repay approximately $32,000,000 outstanding under our Revolving Credit Facility.  The balance of the net proceeds will be used for general corporate purposes.  The payment of interest on the senior unsecured notes is due semi-annually on May 15th and November 15th of each year.  The senior unsecured notes were issued by Watts Water Technologies, Inc. and are subordinated to our Revolving Credit Facility, which is at the subsidiary level.  The senior unsecured notes allow us to have debt senior to the new notes in an amount up to 5% of stockholders’ equity and, assuming compliance with a fixed charge coverage ratio, allow us to incur unlimited amounts of debt pari passu or junior to the senior unsecured notes.  The notes include a prepayment provision which might require a make-whole payment to the note holders.  Such payment is dependent upon the level of the respective treasuries.  The notes include other customary terms and conditions, including events of default.

On February 28, 2002, we entered into a revolving credit facility with a syndicate of banks (as amended, the Revolving Credit Facility).  The Revolving Credit Facility provides for borrowings of up to $150,000,000 (U.S.), which includes a $75,000,000 tranche for euro-based borrowings, and matures in February 2005.  The Revolving Credit Facility is being used to support our acquisition program, working capital requirements and for general corporate purposes.  As of September 30, 2003, long-term debt included $53,000,000 outstanding on the Revolving Credit Facility for euro-based borrowings and no amounts were outstanding for U.S. dollar borrowings.

Effective July 1, 2003, we entered into an interest rate swap for a notional amount of 25,000,000 euro outstanding on our Revolving Credit Facility.  We swapped the variable rate from the Revolving Credit Facility which is three month EURIBOR plus 0.7% for a fixed rate of 2.33%.  The term of the swap is two years.  We have designated the swap as a hedging instrument using the cash flow method. The swap hedges the cash flows associated with interest payments on the first 25,000,000 euro of our Revolving Credit Facility. We mark to market the changes in value of the swap through other comprehensive income. Any ineffectiveness has been recorded in income. These amounts have been immaterial for the period ending September 30, 2003.

Outstanding indebtedness under the Revolving Credit Facility bears interest at one of three customary rates plus a margin of 100 basis points, depending on the applicable base rate and our bond rating. The average interest rate for borrowings under the Revolving Credit Facility was approximately 2.8% at September 30, 2003. The Revolving Credit Facility includes operational and financial covenants customary for facilities of this type, including, among others, restrictions on additional indebtedness, liens and investments and maintenance of certain leverage ratios. As of September 30, 2003, we were in compliance with all covenants related to the Revolving Credit Facility.

During the nine-month period ended September 30, 2003, we received $3,139,000 in cash as an indemnification payment for costs we incurred in the James Jones case. This cash has been recorded as a liability at September 30, 2003. We also received $1,760,000 in cash for reimbursement of defense costs related to the James Jones case.  On September 2, 2003 we paid $11,000,000 relating to a settlement agreement in the James Jones case. See Part II, Item 1,  “Legal Proceeding “ for more information regarding the James Jones case.

Working capital (defined as current assets less current liabilities) as of September 30, 2003 was $220,840,000 compared to $71,384,000 as of December 31, 2002. This increase is primarily due to the funds received from the $125,000,000 private placement and an increase in accounts receivable and inventory. The ratio of current assets to current liabilities was 1.9 to 1 as of September 30, 2003 compared to 1.3 to 1 as of December 31, 2002.  Cash and cash equivalents were $39,618,000 as of September 30, 2003 compared to $10,973,000 as of December 31, 2002.  Restricted treasury securities of $78,016,000 as of September 30, 2003 is required for the repayment of principal of, and interest on, our $75,000,000 8 3/8% notes due December 1, 2003.  Our total debt increased to $277,541,000 as of September 30, 2003 from $138,487,000 as of December 31, 2002 primarily due to our $125,000,000 private placement.

We anticipate that available funds from current operations and other sources of liquidity will be sufficient to meet current operating requirements and anticipated capital expenditures for at least the next 12 months. However, we may have to consider external sources of financing for any large future acquisitions.

Our long-term contractual obligations as of September 30, 2003 are presented in the following table:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt, including current maturities(a)	$277,541	$88,338	$62,096	$1,042	$126,065
Operating leases	7,807	1,471	2,370	1,587	2,379
Capital leases	1,374	237	846	291	—
Total	$286,722	$90,046	$65,312	$2,920	$128,444

(a)                                  as recognized in the unaudited consolidated balance sheet

Letters of credit are purchased guarantees that ensure our performance or payment to third parties in accordance with specified terms and conditions. Amounts outstanding were approximately $28,827,000 as of September 30, 2003 and $19,522,000 as of December 31, 2002. These instruments may exist or expire without being drawn down. Therefore, they do not necessarily represent future cash flow obligations.

Certain of our loan agreements contain covenants that require, among other items, the maintenance of certain financial ratios and limit our ability to enter into secured borrowing arrangements.

From time to time we are involved with environmental proceedings and other legal proceedings and incur costs on an ongoing basis related to these matters. We have not incurred material costs that have not been reimbursed in fiscal 2003 in connection with any of these matters.

Application of Critical Accounting Policies and Key Estimates

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

Legal contingencies

We are a defendant in numerous legal matters including those involving environmental law and product liability as discussed in Note 15 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2002 and Note 11 to the Consolidated Financial Statements in this Form 10-Q. As required by Financial Accounting Standards Board Statement No. 5 “Accounting for Contingencies”, we determine whether an estimated loss from a loss contingency should be accrued by assessing whether a loss is deemed probable and the loss amount can be reasonably estimated, net of any applicable insurance proceeds. We develop our estimates in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results. Final settlement of these matters could result in significant effects our results of operations, cash flows and financial position.

Goodwill and other intangibles

We adopted Financial Accounting Standards Board Statement No. 142 “Goodwill and Other Intangible

Assets” (FAS 142) on January 1, 2002, and as a result we no longer amortize goodwill. The valuation of goodwill and intangible assets is reviewed for impairment annually in accordance with FAS 142. Intangible assets such as purchased technology are generally recorded in connection with a business acquisition. In our larger, more complex acquisitions, the value assigned to intangible assets is determined by an independent valuation firm based on estimates and judgments regarding expectations of the success and life cycle of products and technology acquired. If actual product acceptance differs significantly from the estimates, we may be required to record an impairment charge to write down the assets to their realizable value. The annual goodwill impairment test involves the use of estimates related to the fair market value of the business unit with which the goodwill is associated. The value is estimated using the future cash flow valuation methodology. A severe decline in market value could result in an unexpected impairment charge to goodwill, which could have a material impact on our results of operations and financial position.

Business combinations

In addition to the requirements set forth in Financial Accounting Standards Board Statement No. 141 “Business Combinations” (FAS 141) regarding intangible assets, it is necessary to make other estimates relating to the assets acquired, liabilities assumed, and assumptions of future growth of the acquired companies. There are no assurances that such estimates or assumptions will be accurate.

Pension benefits

The calculation of employee pension benefit costs and obligations by actuaries are dependent on our assumptions. These assumptions include salary growth, long-term return on plan assets, discount rates and other factors.

                By decreasing our discount rate from 7.50% to 6.75% and rate of compensation from 4.50% to 4.00% our pension expense increased from $1.6 million in fiscal 2002 to $3.2 million for fiscal 2003. If these assumptions or other key factors change in 2004 there could be an increase or decrease in pension expense.  Management is currently reviewing these assumptions and key factors for fiscal 2004.  The key factors utilized by the actuaries are discussed in further detail in Note 14 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2002.

Income taxes

We recognize deferred tax liabilities and assets for the expected future consequences of events that have been reflected in our consolidated financial statements. We present our financials in accordance with the rules of Financial Accounting Standards Board Statement No. 109 “Accounting for Income Taxes” (FAS 109). Deferred tax liabilities and assets are determined based on differences between the book values and tax bases of particular assets and liabilities, using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset any net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Certain Factors Affecting Future Results

This report includes statements which are not historical facts and are considered forward looking within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward looking statements reflect the Company’s current views about future results of operation and other forward looking information and may be identified by their use of words like “plan”, “believe”, “expect”, “will”, “anticipate”, “estimate” and other words of similar meaning.  You should not rely on forward looking statements, because the Company’s actual results may differ materially from those indicated by these forward looking statements as a result of a number of important factors.  These factors include, but are not limited to, the following:  loss of market share through competition, introduction of competing products by other companies, pressure on prices from competitors, suppliers, and/or customers, failure or delay in developing new products, lack of acceptance of new products, failure to successfully implement the Company’s acquisition strategy; foreign exchange rate fluctuations, risks associated with international sales and operations, including China; reductions or interruptions in the supply of raw materials, increases in the prices of raw materials, economic factors, such as the levels of housing starts and remodeling, impacting the markets where the Company’s products are sold, manufactured, or marketed, environmental compliance costs, product liability risks, loss of a major customer; the results and timing of the Company’s manufacturing restructuring plan, changes in the status of current litigation, including the James Jones case, and other risks and uncertainties discussed under “Managements Discussion and Analysis of Financial Condition and Results of Operation – Certain Factors Affecting Future Results” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities Exchange Commission and other reports Watts files from time to time with the Securities and Exchange Commission.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

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

Our foreign subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials and are denominated in European currencies or the U.S. or Canadian dollar. We use foreign currency forward exchange contracts to manage the risk related to intercompany purchases that occur during the course of a fiscal year and certain open foreign currency denominated commitments to sell products to third parties.  At September 30, 2003, we maintained an insignificant amount in notional value of Canadian currency forward contracts.  As such, with any change in the Canadian exchange rate we do not expect a material impact on our consolidated financial statements.

We have historically had a very low exposure to changes in interest rates.  Interest rate swaps are used on a limited basis to mitigate the impact of interest rate fluctuations on certain variable rate debt instruments. However, our Revolving Credit Facility is subject to the impact of changes in interest rates.  Based on our full repayment of the U.S. dollar borrowing, our remaining outstanding variable rate debt on our Revolving Credit Facility of $53,000,000 is for euro-based borrowings.

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

Item 4.  Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures.  In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.  The effectiveness of our disclosure controls and procedures is necessarily limited by the staff and other resources available to us and, although we have designed our disclosure controls and procedures to address the geographic diversity of our operations, this diversity inherently may limit the effectiveness of those controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There was no change in our internal control over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  In connection with these rules, we will continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Part II

Item l.  Legal Proceedings

James Jones Litigation

As previously disclosed, on June 25, 1997, Nora Armenta (the Relator) sued James Jones Company, Watts Water Technologies, Inc, which formerly owned James Jones, Mueller Co. and Tyco International (U.S.) in the California Superior Court for Los Angeles County. By this complaint and an amended complaint filed on November 4, 1998 (First Amended Complaint), Armenta, a former employee of James Jones, sued on behalf of 34 municipalities as a qui tam plaintiff under the California False Claims Act (the Armenta case). Late in 1998, the Los Angeles Department of Water and Power (LADWP) intervened. In December 2000, the court allowed the Relator to file a Second Amended Complaint, which added a number of new cities and water districts as plaintiffs and brought the total number of plaintiffs to 161. On June 3, 2002, the California Superior Court excluded 47 cities from this total of 161. The Relator was not able to obtain appellate modification of this order. To date, 14 of the total number of plaintiffs have intervened.

The First Amended Complaint alleges that our former subsidiary (James Jones Company) sold products that did not meet contractually specified standards used by the named municipalities for their water systems and falsely certified that such standards had been met. The Relator claims that these municipalities were damaged by their purchase of these products and seeks treble damages, legal costs, attorneys’ fees and civil penalties under the False Claims Act.

The LADWP’s intervention, filed on December 9, 1998, adopted the First Amended Complaint and added claims for breach of contract, fraud and deceit, negligent misrepresentation and unjust enrichment. The LADWP also sought past and future reimbursement costs, punitive damages, contract difference in value damages, treble damages, civil penalties under the False Claims Act and costs of the suit.

One of the allegations in the First Amended Complaint is the suggestion that because some of the purchased James Jones products are out of specification and contain more lead than the `85 bronze specified, a risk to public health might exist. This contention is predicated on the average difference of about 2% lead content in `81 bronze (6% to 8% lead) and `85 bronze (4% to 6% lead) alloys and the assumption that this would mean increased consumable lead in public drinking water. The evidence and discovery available to date indicate that this is not the case.

In addition, bronze that does not contain more than 8% lead, like `81 bronze, is approved for municipal and home plumbing systems by municipalities and national and local codes, and the Federal Environmental Protection Agency defines metal for pipe fittings with no more than 8% lead as “lead free” under Section 1417 of the Federal Safe Drinking Water Act.

In June 2001, we and the other defendants reached a proposed settlement with the LADWP, one of the plaintiffs, which was approved by the California Superior Court on October 31, 2001 and by the Los Angeles City Council on December 14, 2001.

In this case, the Relator seeks three times an unspecified amount of actual damages and alleges that the municipalities have suffered hundreds of millions of dollars in damages. The Relator also seeks civil penalties of $10,000 for each false claim and alleges that defendants are responsible for tens of thousands of false claims. We settled with the City of Los Angeles, by far the most significant city, for $5.7 million plus the Relator’s statutory share and attorneys’ fees. Co-defendants will contribute $2.0 million toward this settlement. In August 2003, an additional settlement payment was made for $13 million ($11 million from us and $2 million from the James Jones Company) which settled the claims of the three cities (Santa Monica, San Francisco and East Bay Municipal Water District) chosen by the Relator as having the strongest claims to be tried first.  This settlement payment included the Relator’s statutory share, and the claims of these three cities have been dismissed. In addition to this $13 million payment, we are obligated to pay the Relator’s attorney’s fees.

After we settled with the City of Los Angeles, the Relator made an offer to settle the balance of this case for $121.9 million, which has been rejected. We have a reserve in the amount of $9.6 million with respect to the James Jones Litigation in our consolidated balance sheet as of September 30, 2003. We believe, on the basis of all available information that this reserve is adequate to cover the probable and reasonably estimable losses resulting from the James Jones Litigation and the insurance coverage litigation with Zurich discussed below.  We are currently unable to make an estimate of the range of any additional losses.

On February 14, 2001, we filed a complaint in the California Superior Court against our insurers for coverage of the claims in the Armenta case. The James Jones Company filed a similar complaint, the cases were consolidated, and on October 30, 2001 the California Superior Court made a summary adjudication ruling that Zurich American Insurance Company (Zurich) must pay all reasonable defense costs incurred by us in the Armenta case since April 23, 1998 as well as our future defense costs in this case until its final resolution. On October 24, 2002, the California Superior Court made another summary adjudication ruling that Zurich must indemnify and pay us for the amounts we must pay under our settlement agreement with the City of Los Angeles. Zurich has asserted that all amounts (both defense costs and indemnity amounts paid for settlements) paid by it to us are subject to reimbursement under Deductible Agreements between us and Zurich.  We have recorded reimbursed indemnity settlement amounts (but not reimbursed defense costs) as a liability. However, management and counsel anticipate that we will ultimately prevail on reimbursement issues.  Zurich appealed the orders requiring it to pay defense costs, the California Court of Appeal accepted that appeal, and it is currently pending.  Zurich also sought appellate review of the order that found coverage and required Zurich to indemnify us for the settlement with the City of Los Angeles.  On March 26, 2003, the California Court of Appeal denied Zurich’s petition for appellate review of this order, but Zurich will still be able to appeal this order at the end of the case.  We are currently unable to predict the outcome of the litigation relating to the Los Angeles indemnification coverage.  We intend to contest vigorously the Armenta case and its related litigation.

Based on management’s assessment, we do not believe that the ultimate outcome of the James Jones case will have a material adverse effect on our liquidity, financial condition or results of operations. While this assessment is based on all available information, litigation is inherently uncertain, and the actual liability to us to fully resolve this litigation cannot be predicted with any certainty. We intend to continue to contest vigorously the James Jones case and its related litigation.

Environmental Remediation

We have been named as a potentially responsible party (PRP’s) with respect to a limited number of identified contaminated sites. The level of contamination varies significantly from site to site as do the related levels of remediation efforts. Environmental liabilities are recorded based on the most probable cost, if known, or on the estimated minimum cost of remediation. We accrued estimated environmental liabilities based on assumptions, which are subject to a number of factors and uncertainties. Circumstances which can affect the reliability and precision of these estimates include identification of additional sites, environmental regulations, level of cleanup required, technologies available, number and financial condition of other contributors to remediation and the time period over which remediation may occur.  We recognize changes in estimates as new remediation requirements are defined or as new information becomes available. We have a reserve of approximately $2.5 million and we estimate that our accrued environmental remediation liabilities will likely be paid over the next five to ten years.

For several years, the New York Attorney General (NYAG) has threatened to bring suit against approximately 16 PRP’s, including Watts Water Technologies, Inc as successor to Jameco Industries, Inc., for incurred remediation costs and for operation and maintenance costs that will be incurred in connection with the cleanup of a landfill site in Babylon, New York. The NYAG has identified recovery numbers between $19 million and $24 million, but it is too early to know what the final recovery number will be, what the final number of PRP’s will be or what proportion of the final costs may be allocated to us.

Asbestos Litigation

As of September 30, 2003, we are a defendant in approximately 100 actions filed in Mississippi and New Jersey state courts and alleging injury or death as a result of exposure to asbestos. These filings typically name multiple defendants, and are filed on behalf of many plaintiffs. They do not identify any particular products of ours as a source of asbestos exposure.  Based on the facts currently know to it, we do not believe that the ultimate outcome of these filings will have a material effect on our liquidity, financial condition or results of operations.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)            The exhibits listed in the Exhibit Index are included elsewhere in this report.

(b)           Reports filed on Form 8-K during the Quarter ended September 30, 2003.

We filed a Form 8-K on August 7, 2003, under Items 7 and 12, reporting that we issued a press release announcing our financial results for the quarter ended June 30, 2003 and furnishing the press release as an exhibit.

We filed a Form 8-K on October 9, 2003, under Item 5, reporting that we issued a press release announcing our intention to change our name to Watts Water Technologies, Inc. effective on October 15, 2003, and furnishing the press release as an exhibit.

We filed a Form 8-K on October 15, 2003, under Item 5, reporting that our name change had become effective.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATTS WATER TECHNOLOGIES, INC.

Date:	November 12, 2003	By:	/s/ Patrick S. O’Keefe
Patrick S. O’Keefe
Chief Executive Officer

Date:	November 12, 2003	By:	/s/ William C. McCartney
William C. McCartney
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description

10.1

Second Amendment dated as of July 25, 2003 to Revolving Credit Agreement, dated as of February 28, 2002, by and among Watts Regulator Co., Watts Industries Europe B.V., Fleet National Bank and the lenders listed therein

11	Computation of Earnings per Share (1)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350

(1) Incorporated by reference to Note 6 to the Notes to Consolidated Financial Statements included in this Report.