Form 10-K
period 2003-12-31
WATTS WATER TECHNOLOGIES INC
filed 2004-03-12
CIK 795403

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No☐

        Aggregate market value of the voting common stock of the Registrant held by non-affiliates of the Registrant on June 30, 2003 was $342,879,115.

        As of February 29, 2004, 24,709,427 shares of Class A Common Stock, $.10 par value, 7,471,700 shares of Class B Common Stock, $.10 par value, of the Registrant were outstanding.

Documents Incorporated by Reference

        Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on May 5, 2004, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.    BUSINESS.

        This annual report on Form 10-K contains statements which are not historical facts and are considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements contain projections of our future results of operations, our financial position or state other forward-looking information. In some cases you can identify these statements by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "should," "will" and "would" or similar words. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors may cause our actual results, performance or achievements to differ materially from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements. Some of the factors that might cause these differences are described under Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations—Certain Factors Affecting Future Results." You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences. These forward-looking statements were based on information, plans and estimates at the date of this report, and we undertake no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

        In this annual report on Form 10-K, references to "the Company," "we" or "us" refer to Watts Water Technologies, Inc. and its consolidated subsidiaries.

Overview

        Watts Water Technologies, Inc. was founded by Joseph E. Watts in 1874 in Lawrence, Massachusetts, as Watts Regulator Co. The Company started as a small machine shop supplying parts to the New England textile mills of the 19th century and has grown into a global manufacturer of safety and flow control products for the residential and commercial plumbing, heating and water quality markets. The Company was incorporated in Delaware in 1985 under the name Watts Industries, Inc. The Company's name was changed to Watts Water Technologies, Inc. in October 2003.

        Our "Water by Watts" strategy is to be the leading provider of water quality, water conservation, water safety and water flow control products for the residential and commercial markets in North America and Europe. Our primary objective is to grow earnings by increasing sales within existing markets, expanding into new markets, making selected acquisitions and reducing manufacturing costs. We intend to continue to introduce products in existing markets by enhancing our preferred brands, developing new complementary products, promoting plumbing code development to drive sales of safety and water quality products and continuously improving merchandising in both the do-it-yourself (DIY) and wholesale distribution channels. We also target selected new markets based on growth potential and intend to continue to introduce new products appropriate for these new markets. We intend to continue to generate additional growth through selected acquisitions, both in our core markets as well as in new complementary markets. Lastly, we are committed to reducing our manufacturing costs through a combination of expanding manufacturing in lower-cost countries and consolidating our diverse manufacturing operations in North America and Europe.

        Our products are sold to wholesale distributors, major DIY chains and original equipment manufacturers (OEMs). Most of our sales are for products that have been approved under regulatory standards incorporated into state and municipal plumbing, heating, building and fire protection codes in North America and Europe. We consistently advocate the development and enforcement of plumbing codes and are committed to providing products to meet these standards, particularly for safety and control valve products. We maintain quality control and testing procedures at each of our manufacturing facilities in order to manufacture products in compliance with code requirements.

Additionally, a majority of our manufacturing facilities are ISO 9000, 9001 or 9002 certified by the International Organization for Standardization.

        Our business is reported in three geographic segments: North America, Europe and China. The contributions of each segment to net sales, operating income and the presentation of certain other financial information by segment are reported in Note 17 of the Notes to Consolidated Financial Statements and in the Management's Discussion and Analysis included elsewhere in this report.

Recent Developments

        On February 20, 2004, we entered into an agreement with Yuhuan County Cheng Guan Metal Hose Factory to acquire its 40% equity interest in our Taizhou Shida Plumbing Manufacturing Co., Ltd. (Shida) joint venture for an expected purchase price of $3.0 million, the assumption of approximately $6.0 million of debt and the payment of $3.5 million in connection with a three-year non-compete agreement. After the transaction, we will own 100% of Shida. The closing of the transaction is subject to the satisfaction of certain closing conditions and is expected to occur during the second quarter of 2004.

        On January 5, 2004, we acquired substantially all of the assets of Flowmatic Systems, Inc. located in Dunnellon, Florida, for approximately $16.5 million in cash. Flowmatic designs and distributes a complete line of high quality reverse osmosis components and filtration equipment. Flowmatic's product line includes stainless steel and plastic housings, filter cartridges, storage tanks, control valves, as well as complete reverse osmosis systems for residential and commercial applications.

        On December 15, 2003, we completed a public offering of 4.6 million shares of our Class A Common Stock resulting in net proceeds of approximately $82.5 million in cash.

        In October 2003, we changed our name from Watts Industries, Inc. to Watts Water Technologies, Inc. to more accurately reflect our strategic focus on providing solutions to our customers' water based needs.

        On July 30, 2003, we acquired Giuliani Anello S.r.l. located in Cento Bologna, Italy, for approximately $10.6 million in cash net of acquired cash of $1.4 million. Giuliani Anello manufactures and distributes valves and filters utilized in heating applications including strainer filters, solenoid valves, flow stop valves, stainless steel water filter elements and steam cleaning filters.

        On May 15, 2003 we refinanced our $75.0 million 8 3/8% notes due December 1, 2003 through a private placement of $50.0 million 4.87% senior notes due May 15, 2010 and $75.0 million 5.47% senior notes due May 15, 2013.

        On April 18, 2003, we acquired Martin Orgee U.K. Ltd. located in Kidderminster, West Midlands, United Kingdom for approximately $1.6 million in cash. Martin Orgee distributes a line of plumbing and heating products to the wholesale, commercial and OEM markets in the United Kingdom and Southern Ireland. Martin Orgee also assembles pumping systems for under-floor radiant heat applications.

        Over the last 25 months, we have consolidated several of our manufacturing plants in North America and Europe and expanded our manufacturing capacity in lower cost countries such as China, Tunisia and Bulgaria. These manufacturing plant relocations and consolidations are an important part of our ongoing commitment to reduce production costs. We anticipate recording a pre-tax charge of approximately $6.0 million for additional manufacturing restructuring costs during 2004. These charges will be attributable to accelerated depreciation associated with the expected closure of one of our U.S. manufacturing plants and a reduction in estimated useful lives of manufacturing equipment due to the transfer of production to lower cost countries.

Products

        We believe that we have the broadest product lines in terms of design distinction, size and configuration within a majority of the product lines we manufacture and market. Our principal product lines include:

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

  •
  point-of-use water filtration and reverse osmosis systems for both commercial and residential applications;

  •
  thermostatic mixing valves for tempering water in commercial and residential applications; and

  •
  pumping systems for under-floor radiant applications.

Customers and Markets

        We sell our products to plumbing, heating and mechanical wholesale distributors, major DIY chains and OEMs.

        Wholesalers.    Approximately 62% of our 2003 sales were to wholesale distributors for both commercial and residential applications. We rely on commissioned manufacturers' representatives, some of which maintain a consigned inventory of our products, to market our product lines.

        DIY.    Approximately 20% of our 2003 sales were to DIY customers, primarily in North America. Our DIY customers demand less technical products, but are highly receptive to innovative designs and new product ideas. Our DIY sales over the past several years have increased as a result of our development of unique new products and successful merchandising efforts and the expansion of the market with the large national chains.

        OEMs.    Approximately 18% of our 2003 sales were to OEMs in both North America and Europe. In North America, our typical OEM customers are water heater manufacturers, equipment manufacturers needing flow control devices and water systems manufacturers needing backflow preventers. Our sales to OEMs in Europe are primarily to boiler manufacturers and radiant systems manufacturers.

        Our largest customer, The Home Depot, Inc., accounted for approximately $74.8 million, or 10.6%, of our total net sales in 2003. Our top ten customers accounted for approximately $176.3 million, or 25.0%, of our total net sales in 2003. Thousands of other customers comprised the remaining 75.0% of our net sales in 2003.

Marketing and Sales

        We rely primarily on commissioned manufacturers' representatives, some of which maintain a consigned inventory of our products. These representatives sell primarily to plumbing and heating wholesalers or service DIY store locations in North America. We also sell products for the residential construction and home repair and remodeling industries through DIY plumbing retailers, national catalog distribution companies, hardware stores, building material outlets and retail home center chains and through our existing plumbing and heating wholesalers. In addition, we sell products directly to certain large OEMs and private label accounts.

Manufacturing

        We have integrated and automated manufacturing capabilities, including bronze and iron foundries, machining, plastic injection molding and assembly operations. Our foundry operations include metal pouring systems, automatic core making, yellow brass forging and brass and bronze die castings. Our machining operations feature computer-controlled machine tools, high-speed chucking machines with robotics and automatic screw machines for machining bronze, brass and steel components. We have invested heavily in recent years to expand our manufacturing base and to ensure the availability of the most efficient and productive equipment. We are committed to maintaining our manufacturing equipment at a level consistent with current technology in order to maintain high levels of quality and manufacturing efficiencies.

        We continue to implement an integrated enterprise-wide software system in our North American locations with a focus on inventory management; production scheduling and electronic data interchange. This system has enabled us to provide better service to our customers, improve working capital management, lower transaction costs and improve e-commerce capabilities.

        Capital expenditures and depreciation and amortization for the following periods were as follows:

Period	Capital Expenditures	Depreciation and Amortization
Year ended December 31, 2003	$20.0 million	$21.3 million
Year ended December 31, 2002	$19.6 million	$22.3 million
Year ended December 31, 2001	$16.0 million	$23.7 million

        Our capital expenditure budget for 2004 is approximately $18.5 million, primarily for manufacturing machinery and equipment.

Raw Materials

        The five significant raw materials used in our production processes are bronze ingot, brass rod, cast iron, steel and plastic. We historically have not experienced significant difficulties in obtaining these commodities in quantities sufficient for our operations. There have been significant changes in the costs of certain of these materials, including recent increases in the costs of bronze, brass, cast iron and steel. Our gross profit margins are adversely affected to the extent that the selling prices of our products do not increase proportionately with increases in the costs of these raw materials. Any significant unanticipated increase or decrease in the costs of these commodities could materially affect our results of operations. We manage this risk by monitoring related market prices, working with our suppliers to achieve the maximum level of stability in their costs and related pricing, seeking alternative supply sources when necessary and passing increases in commodity costs to our customers, to the maximum extent possible, when they occur. In addition, on a limited basis, we use commodity futures contracts to manage this risk. We did not purchase any commodity futures contracts during 2003. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk." We have begun to implement some price increases in response to the recent increases in the cost of bronze, brass, cast iron and steel. At this point, it is too early to determine if these price increases will be successful in reducing or eliminating the impact of the increases in raw material costs.

Code Compliance

        Products representing a majority of our sales are subject to regulatory standards and code enforcement which typically requires that these products meet stringent performance criteria. Standards are established by such industry test and certification organizations as the American Society of Mechanical Engineers (A.S.M.E.), the Canadian Standards Association (C.S.A.), the American Society

of Sanitary Engineers (A.S.S.E.), the University of Southern California Foundation for Cross-Connection Control (USC FCC&HR), the International Association of Plumbing and Mechanical Officials (I.A.P.M.O.), Factory Mutual (F.M.), the National Sanitation Foundation (N.S.F.) and Underwriters Laboratory (U.L.). These standards are incorporated into state and municipal plumbing and heating, building and fire protection codes.

        National regulatory standards in Europe vary by country. The major standards and/or guidelines which our products must meet are AFNOR (France), DVGW (Germany), UNI/ICIN (Italy), KIWA (Netherlands), SVGW (Switzerland), SITAC (Sweden) and WRAS (United Kingdom). Through the Committee for European Normalization (CEN) European applications and product standards will be adopted in each country and implemented in each certification system.

        Together with our commissioned manufacturers' representatives, we have consistently advocated the development and enforcement of plumbing codes. We maintain stringent quality control and testing procedures at each of our manufacturing facilities in order to manufacture products in compliance with code requirements. We believe that significant product testing capability and investment in plant and equipment is needed to manufacture products in compliance with code requirements, which creates a barrier to entry for competitors. Additionally, a majority of our manufacturing facilities are ISO 9000, 9001 or 9002 certified by the International Organization for Standardization.

Product Development and Engineering

        We maintain our own product development and design teams in North America, Europe and China that continuously enhance our existing products and develop new products. We maintain sophisticated product development and testing laboratories. Our efforts in this area have been particularly successful in the DIY market, which values innovation in product design.

Competition

        The domestic and international markets for water safety and flow control devices are intensely competitive and require us to compete against some companies possessing greater financial, marketing and other resources than ours. Our management considers brand preference, engineering specifications, plumbing code requirements, price, technological expertise, delivery times and breadth of product offerings to be the primary competitive factors. We believe that new product development and product engineering are also important to success in the water industry and that our position in the industry is attributable in significant part to our ability to develop new and innovative products quickly and to adapt and enhance existing products. We continue to develop new and innovative products to enhance market position and are continuing to implement manufacturing and design programs to reduce costs. We cannot be certain that our efforts to develop new products will be successful or that our customers will accept our new products. Although we own certain patents and trademarks that we consider to be of importance, we do not believe that our business and competitiveness as a whole are dependent on any one of our patents or trademarks or on patent or trademark protection generally.

Backlog

        Backlog was $40.0 million at February 20, 2004 and $42.7 million at February 14, 2003. We do not believe that our backlog at any point in time is indicative of future operating results.

Employees

        As of December 31, 2003, our domestic and foreign operations employed approximately 3,700 people, plus 1,400 employees in our joint ventures in China. None of our employees in North America are covered by collective bargaining agreements. Our European employees are subject to the traditional national collective bargaining agreements. We believe that our employee relations are good.

Available Information

        We maintain a website with the address www.wattswater.com. The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. Other than an investor's own internet access charges, we make available free of charge through our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we have electronically filed such material with, or furnished such material to, the Securities and Exchange Commission.

Executive Officers and Directors

        Set forth below are the names of our executive officers and directors, their respective ages and positions with our Company and a brief summary of their business experience for the past five years:

Name	Age	Position
Patrick S. O'Keefe	51	Chief Executive Officer, President and Director
William C. McCartney	50	Chief Financial Officer, Treasurer and Secretary
Ernest E. Elliott	52	Executive Vice President of Wholesale Marketing
Jeffrey A. Polofsky	45	Executive Vice President of Retail Sales and Marketing
Lynn A. McVay	36	Executive Vice President of Wholesale Sales
Paul A. Lacourciere	48	Corporate Vice President of Manufacturing
J. Dennis Cawte	53	Group Managing Director Europe
Lester J. Taufen	60	General Counsel and Vice President of Legal Affairs
Douglas T. White	59	Group Vice President
J. Timothy McCullough	62	Vice President of Human Resources
Timothy P. Horne	65	Director
Kenneth J. McAvoy(1)(2)(3)	63	Director
Gordon W. Moran(1)(2)(3)	65	Non-Executive Chairman of the Board and Director
Daniel J. Murphy, III(1)(2)(3)	62	Director
Roger A. Young(1)(3)	58	Director
John K. McGillicuddy(1)(3)	60	Director

(1)
Member of the Audit Committee

(2)
Member of the Compensation Committee

(3)
Member of the Nominating and Corporate Governance Committee

        Patrick S. O'Keefe joined our Company in August 2002. Prior to joining our Company, he served as President, Chief Executive Officer and Director of Industrial Distribution Group, a supplier of maintenance, repair, operating and production products, from 1999 to 2001. He was Chief Executive Officer of Zep Manufacturing, a unit of National Service Industries and a manufacturer of specialty chemicals throughout North America, Europe and Australia, from 1997 to 1999. He has also held various senior management positions with Crane Co. from 1994 to 1997.

        William C. McCartney joined our Company in 1985 as Controller. He was appointed our Vice President of Finance in 1994 and served as our Corporate Controller from April 1988 to December 1999. He was appointed Chief Financial Officer, Treasurer and Secretary on January 1, 2000.

        Ernest E. Elliott joined our Company in 1986, serving in a variety of sales and marketing roles. He was appointed Vice President of Sales in 1991 and Executive Vice President of Wholesale Sales and Marketing in 1996. Prior to joining our Company, he was Vice President of BTR Inc.'s Valve Group, a diversified manufacturer of industrial and commercial valve products.

        Jeffrey A. Polofsky joined our Company in October 1998 as the Vice President and General Manager of Anderson Barrows Metals Company. He was named Executive Vice President of Retail Sales and Marketing in January 2000. Prior to joining our Company, he was employed at Desa International, a manufacturer of consumer hard goods, from 1988 to 1998.

        Lynn A. McVay joined our Company as Executive Vice President of Wholesale Sales in March 2003. Prior to joining our Company, he was the Vice President of Sales and Marketing for Little Giant Pump Company, a water pump manufacturing company and a wholly-owned subsidiary of Tecumseh Products Company.

        Paul A. Lacourciere joined our Company in 1986 as Vice President of New Hampshire operations in 1989. He also served our wholly-owned subsidiary Watts Regulator Co. as Vice President of Manufacturing from 1991 to 1993; Executive Vice President from 1993-1995 and President from 1995-1997. In 1997 he was appointed Corporate Vice President of Manufacturing of our Company.

        J. Dennis Cawte joined our Company in October 2001 and was appointed Group Managing Director Europe. Prior to joining our Company, he was European President of PCC Valve and Controls, a division of Precision Castparts Corp., a manufacturer of components and castings to the aeronautical industry, from 1999 to 2001. He had also worked for Keystone Valve International, a manufacturer and distributor of industrial valves, for 20 years, his most recent position was the Director of Northern European Operations.

        Lester J. Taufen joined our Company in January 1999 as Associate Corporate Counsel. He was appointed General Counsel and Vice President of Legal Affairs, and Assistant Secretary in January 2000. Prior to joining our Company, he was employed for 13 years at Elf Atochem North America, a chemical manufacturing company, serving as Senior Counsel.

        Douglas T. White joined our Company in September 2001 as Group Vice President. Prior to joining our Company he was employed by Honeywell International, Inc., a diversified technology and manufacturing company, as Vice President of Marketing—Consumer Products Group.

        J. Timothy McCullough joined our Company as Director of Human Resources in May 1998. He was appointed Vice President of Human Resources in November 2003.

        Timothy P. Horne has been a Director since 1962. He was employed by our Company since September 1959 and served as our President from 1976 to 1978, from 1994 to April 1997 and from October 1999 to August 2002. He served as Chief Executive Officer from 1978 to August 2002, and he served as Chairman of our Board of Directors from April 1986 to August 2002. He retired from our Company on December 31, 2002.

        Kenneth J. McAvoy was Controller of our Company from 1981 to 1986 and Chief Financial Officer and Treasurer from 1986 to 1999. He also served the offices of Vice President of Finance from 1984 to 1994; Executive Vice President of European Operations from 1994 to 1996; and Secretary from 1985 to 1999. He retired from our Company on December 31, 1999.

        Gordon W. Moran has been the Chairman of Hollingsworth & Vose Company, a paper manufacturer, since 1997, and served as its President and Chief Executive Officer from 1983 to 1998.

        Daniel J. Murphy, III has been the Chairman of Northmark Bank, a commercial bank, since August 1987. Prior to forming Northmark Bank in 1987, he was a Managing Director of Knightsbridge Partners, a venture capital firm, from January to August 1987, and President and a Director of Arltru Bancorporation, a bank holding company, and its wholly-owned subsidiary, Arlington Trust Company from 1980 to 1986.

        Roger A. Young served as Chairman of the Board of Directors of Bay State Gas Company, a wholly-owned subsidiary of NiSource, Inc., from 1996 to 2003 and served on its Board from 1975 to 2003. He was elected President and Chief Operating Officer of Bay State Gas Company in 1981 and Chief Executive Officer in 1990, serving in such positions until 1999. He has also been a Director of NiSource, Inc. since 1999.

        John K. McGillicuddy was employed by KPMG LLP, a public accounting firm, from June 1965 until his retirement in June 2000. He was elected into the Partnership at KPMG LLP in June 1975 where he served as Audit Partner, SEC Reviewing Partner, Partner-in-Charge of Professional Practice, Partner-in-Charge of College Recruiting and Partner-in-Charge of Staff Scheduling. He is a Director of Brooks Automation, Inc.

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

Contingencies

James Jones Litigation

        As previously disclosed, on June 25, 1997, Nora Armenta (the Relator) sued James Jones Company, Watts Water Technologies, Inc, which formerly owned James Jones, Mueller Co. and Tyco International (U.S.) in the California Superior Court for Los Angeles County. By this complaint and an amended complaint filed on November 4, 1998 (First Amended Complaint), Armenta, a former employee of James Jones, sued on behalf of 34 municipalities as a qui tam plaintiff under the California False Claims Act (the Armenta case). Late in 1998, the Los Angeles Department of Water and Power (LADWP) intervened. In December 2000, the court allowed the Relator to file a Second Amended Complaint, which added a number of new cities and water districts as plaintiffs and brought the total number of plaintiffs to 161. On June 3, 2002, the California Superior Court excluded 47 cities from this total of 161. The Relator was not able to obtain appellate modification of this order. To date, 11 of the total number of plaintiffs have intervened.

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

        One of the allegations in the First Amended Complaint is the suggestion that because some of the purchased James Jones products were made of '81 bronze (UNS No. C8440) and contain more lead than the specified '85 bronze (UNS No. C83600), a risk to public health might exist. This contention is predicated on the average difference of about 2% lead content in '81 bronze (6% to 8% lead) and '85 bronze (4% to 6% lead) alloys and the assumption that this would mean increased consumable lead in public drinking water. We believe the evidence and discovery available to date indicate that this is not the case.

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

        In this case, the Relator seeks three times an unspecified amount of actual damages and alleges that the municipalities have suffered hundreds of millions of dollars in damages. The Relator also seeks civil penalties of $10,000 for each false claim and alleges that defendants are responsible for tens of thousands of false claims. We settled with the City of Los Angeles, by far the most significant city, for $5.7 million plus the Relator's statutory share and attorneys' fees. Co-defendants will contribute $2.0 million toward this settlement. In August 2003, an additional settlement payment was made for $13 million ($11 million from us and $2 million from the James Jones Company) which settled the claims of the three Phase I cities (Santa Monica, San Francisco and East Bay Municipal Water District) chosen by the Relator as having the strongest claims to be tried first. This settlement payment included the Relator's statutory share, and the claims of these three cities have been dismissed. In addition to this $13 million payment, we are obligated to pay the Relator's attorney's fees.

        After the Phase I settlement, the Court permitted the Company and the other defendants to select five additional cities (Contra Costa, Corona, Santa Ana, Santa Cruz and Vallejo) to serve as the plaintiffs in a second trial phase of the case. The Company and James Jones subsequently reached an agreement to settle the City of Santa Ana's claims for $45,000, and we are responsible for $38,000 of this settlement amount. Santa Ana has submitted this claim to the Court for approval in March 2004. The trial of the claims of the remaining Phase II cities is scheduled for September 2004.

        We have a reserve of approximately $9.3 million with respect to the James Jones Litigation in our consolidated balance sheet as of December 31, 2003. We believe, on the basis of all available information, that this reserve is adequate to cover the probable and reasonably estimable losses resulting from the James Jones Litigation and the insurance coverage litigation with Zurich discussed below. We are currently unable to make an estimate of the range of any additional losses.

        On February 14, 2001, we filed a complaint in the California Superior Court against our insurers for coverage of the claims in the Armenta case. The James Jones Company filed a similar complaint, the cases were consolidated, and on October 30, 2001 the California Superior Court made a summary adjudication ruling that Zurich American Insurance Company (Zurich) must pay all reasonable defense costs incurred by us in the Armenta case since April 23, 1998 as well as our future defense costs in this case until its final resolution. On October 24, 2002, the California Superior Court made another summary adjudication ruling that Zurich must indemnify and pay us for the amounts we must pay under our settlement agreement with the City of Los Angeles. Zurich has asserted that all amounts (both defense costs and indemnity amounts paid for settlements) paid by it to us are subject to reimbursement under Deductible Agreements between Zurich and us. However, management and counsel anticipate that we will ultimately prevail on reimbursement issues. Zurich appealed the orders requiring it to pay defense costs, the California Court of Appeal accepted that appeal, and it is currently pending. Zurich also sought appellate review of the order that found coverage and required Zurich to indemnify us for the settlement with the City of Los Angeles. On March 26, 2003, the California Court of Appeal denied Zurich's petition for appellate review of this order, but Zurich will still be able to appeal this order at the end of the case. We are currently unable to predict the finality of the order on indemnity for the Los Angeles settlement. We have recorded reimbursed indemnity settlement amounts (but not reimbursed defense costs) as a liability. We intend to contest vigorously the Armenta case and its related litigation.

        Based on management's assessment, we do not believe that the ultimate outcome of the James Jones case will have a material adverse effect on our liquidity, financial condition or results of operations. While this assessment is based on all available information, litigation is inherently uncertain, the actual liability to us to fully resolve this litigation cannot be predicted with any certainty and there exists a reasonable possibility that we may ultimately incur losses in the James Jones Litigation in excess of the amount accrued. We intend to continue to contest vigorously the James Jones case and its related litigation.

Environmental Remediation

        We have been named as a potentially responsible party (PRP) with respect to a limited number of identified contaminated sites. The level of contamination varies significantly from site to site as do the related levels of remediation efforts. Environmental liabilities are recorded based on the most probable cost, if known, or on the estimated minimum cost of remediation. We accrue estimated environmental liabilities based on assumptions, which are subject to a number of factors and uncertainties. Circumstances which can affect the reliability and precision of these estimates include identification of additional sites, environmental regulations, level of cleanup required, technologies available, number and financial condition of other contributors to remediation and the time period over which remediation may occur. We recognize changes in estimates as new remediation requirements are defined or as new information becomes available. We have a reserve of approximately $2.5 million, and we estimate that our accrued environmental remediation liabilities will likely be paid over the next five to ten years. Based on the facts currently known to us, we do not believe that the ultimate outcome of these claims will have a material adverse effect on our liquidity, financial condition or results of operations.

        For several years, the New York Attorney General (NYAG) has threatened to bring suit against approximately 16 PRPs, including Watts Water Technologies, Inc as successor to Jameco Industries, Inc., for incurred remediation costs and for operation and maintenance costs that will be incurred in connection with the cleanup of a landfill site in Babylon, New York. The NYAG has identified recovery numbers between $19 million and $24 million, but it is too early to know what the final recovery number will be, what the final number of PRPs will be or what proportion of the final costs may be allocated to us. In 2003, 139 PRPs were identified by our defense group, and they are in the process of being invited to join the PRPs identified so far by the NYAG. Based on the facts currently known to us, we do not believe that the ultimate outcome of the Babylon matter will have a material adverse effect on our liquidity, financial condition or results of operations.

Asbestos Litigation

        We are a defendant in approximately 115 actions filed primarily, but not exclusively, in Mississippi and New Jersey state courts alleging injury or death as a result of exposure to asbestos. These filings typically name multiple defendants, and are filed on behalf of many plaintiffs. They do not identify any particular products of ours as a source of asbestos exposure. To date the Company has been dismissed from each case when the scheduled trial date comes near. Based on the facts currently known to us, we do not believe that the ultimate outcome of these claims will have a material adverse effect on our liquidity, financial condition or results of operations.

Other Litigation

        On or about March 26, 2003, a class action complaint was filed against the Company by North Carolina Hospitality Group, Inc. in the Circuit Court of Maryland, Prince George's County. It alleges that certain commercial valve models contain a design defect that causes them to fail prematurely. Our extensive investigation of the evidence, including the physical evidence presented so far by the plaintiff, demonstrates that the allegations in the complaint are without merit, and we intend to defend this lawsuit vigorously. Based on the facts currently known to us, we do not believe that the ultimate outcome of this matter will have a material adverse effect on our liquidity, financial condition or results of operations.

        Other lawsuits and proceedings or claims, arising from the ordinary course of operations, are also pending or threatened against us. Based on the facts currently known to us, we do not believe that the ultimate outcome of these other litigation matters will have a material adverse effect on our financial condition or results of operations.

        However, litigation is inherently uncertain, and we believe that there exists a reasonable possibility that we may ultimately incur losses in other litigation in excess of the amount accrued.

Item 2.    PROPERTIES.

        We maintain 45 facilities worldwide with our corporate headquarters located in North Andover, Massachusetts. Our manufacturing operations include four casting foundries, two of which are located in the United States and two in Tianjin, China. Additionally, we maintain one yellow brass forging foundry located in Italy. Castings and forgings from these foundries and other components are machined and assembled into finished valves at 25 manufacturing facilities located in the United States, Canada, Europe, China and Tunisia. Many of these facilities contain sales offices, warehouses, or sales and distribution centers from which we ship finished goods to customers and commissioned manufacturers' representatives. All our operating facilities and the related real estate are owned by us, except the buildings and land operated by one of our joint ventures located in Tianjin, China, which is leased with a remaining term of approximately 22 years, the land on which our manufacturing facility is located in Taizhou, China with a remaining term of 49 years and except for the following facilities, each of which is leased:

Type of Facility	Location	Lease Expiration
Manufacturing	Springfield, MO	2004
Manufacturing	Phoenix, AZ	2010
Manufacturing	Woodland, CA	2008
Manufacturing	Sacramento, CA	2005
Manufacturing	Santa Ana, CA	2008
Warehouse	Reno, NV	2005
Warehouse	Dallas, TX	2006
Warehouse	Alsip, IL	2008
Sales Office	Kennesaw, GA	2007
Sales Office	Des Plaines, IL	2008
Manufacturing	Rosieres, France	2015
Manufacturing	Monastir, Tunisia	2004
Manufacturing	Neuenburg am Rhein, Germany	2004
Sales/Distribution	Barcelona, Spain	2004
Sales/Distribution	Evesham, UK	2016
Sales/Distribution	Molndal, Sweden	2007
Sales/Distribution	Gliwice, Poland	(1)
Sales/Distribution	Vilnius, Lithuania	(1)
Sales/Distribution	Wingene, Belgium	(2)
Sales/Distribution	Chartres, France	2004
Sales/Distribution	Calgary, Alberta, Canada	2006
Sales/Distribution	Worcestershire, U.K.	2005

(1)
We operate in this facility pursuant to a month-to-month lease.

(2)
We operate in this facility pursuant to a lease with an indefinite term that may be terminated by either party upon six months notice.

        Certain of our facilities are subject to mortgages and collateral assignments under loan agreements with long-term lenders. In general, we believe that our properties, including machinery, tools and equipment, are in good condition, well maintained and adequate and suitable for their intended uses. We believe that our manufacturing facilities are currently operating at a level that our management considers normal capacity, except for our two recently expanded plants in China which are under utilized. Management believes capacity utilization will be increasing in 2004 at these plants. This utilization is subject to change as a result of increases or decreases in sales.

Item 3.    LEGAL PROCEEDINGS.

Item 3(a).	We are from time to time involved in various legal and administrative procedures. See Part I, Item 1, "Business—Product Liability, Environmental and Other Litigation Matters."
Item 3(b).	See Part I, Item 1, "Business—Product Liability, Environmental and Other Litigation Matters."

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        There were no matters submitted during the fourth quarter of the fiscal year covered by this Annual Report to a vote of security holders through solicitation of proxies or otherwise.

PART II

Item 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

        The following table sets forth the high and low sales prices of our Class A Common Stock on the New York Stock Exchange during 2003 and 2002 and cash dividends paid per share.

	2003			2002
	High	Low	Dividend	High	Low	Dividend
First Quarter	$16.75	$13.53	$0.06	$17.22	$13.82	$0.06
Second Quarter	19.00	15.40	0.06	20.00	16.05	0.06
Third Quarter	19.55	17.27	0.06	20.12	15.82	0.06
Fourth Quarter	22.50	17.48	0.07	18.30	14.80	0.06

        There is no established public trading market for our Class B Common Stock, which is held exclusively by members of the Horne family. The principal holders of such stock are subject to restrictions on transfer with respect to their shares. Each share of our Class B Common Stock (10 votes per share) is convertible into one share of Class A Common Stock (1 vote per share).

        Aggregate common stock dividend payments for 2003 and 2002 were $6,859,000 and $6,490,000, respectively. While we presently intend to continue to pay cash dividends, the payment of future cash dividends depends upon the Board of Directors' assessment of our earnings, financial condition, capital requirements and other factors.

        The number of record holders of our Class A Common Stock as of February 29, 2004 was 132. The number of record holders of our Class B Common Stock as of February 19, 2004 was 9.

Item 6.    SELECTED FINANCIAL DATA.

        The selected financial data set forth below should be read in conjunction with our consolidated financial statements, related Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

FIVE YEAR FINANCIAL SUMMARY
(Amounts in thousands, except per share information)

	Year Ended 12/31/03(1)(4)	Year Ended 12/31/02(2)	Year Ended 12/31/01(3)	Year Ended 12/31/00(4)	Six Months Ended 12/31/99(5)(6)(7)	Year Ended 6/30/99(4)(6)
Selected Data
Net sales	$705,651	$615,526	$548,940	$516,100	$261,019	$477,869
Income from continuing operations	36,473	32,622	26,556	31,171	16,468	29,454
Income (loss) from discontinued operations, net of taxes	(3,111)	—	—	(7,170)	(1,226)	6,502
Net income	33,362	32,622	26,556	24,001	15,242	35,956
Total assets	838,643	635,472	520,470	482,025	487,078	637,742
Long-term debt, net of current portion	179,061	56,276	123,212	105,377	123,991	118,916
Income per share from continuing operations—diluted	1.32	1.21	0.99	1.17	0.61	1.10
Income (loss) per share from discontinued operations—diluted	(0.11)	—	—	(0.27)	(0.05)	0.24
Net income per share—diluted	1.21	1.21	0.99	0.90	0.56	1.34
Cash dividends declared per common share	$0.25	$0.24	$0.24	$0.268	$0.175	$0.35

(1)
For the year ended December 31, 2003, net income includes the following pre-tax costs: restructuring of $426,000; other costs consist of: inventory and other asset write-downs and accelerated depreciation of $479,000; and $750,000 of other related charges. The after tax cost of these items was $1,084,000.

(2)
For the year ended December 31, 2002, net income includes the following pre-tax costs: restructuring of $638,000; other costs consist of: inventory and other asset write-downs and accelerated depreciation of $2,491,000; and $960,000 of other related charges. The after-tax cost of these items was $2,552,000.

(3)
For the year ended December 31, 2001, net income includes the following pre-tax costs: restructuring of $1,454,000; other costs consist of: inventory and other asset write-downs and accelerated depreciation of $4,300,000; and $77,000 of other related charges. The after-tax cost of these items was $3,593,000.

(4)
In September 1996, we divested our Municipal Water Group of businesses, which included Henry Pratt, James Jones Company and Edward Barber and Company Ltd. Costs and expenses related to the Municipal Water Group, for 2003, 2000 and 1999 relate to legal and settlement costs associated with the James Jones Litigation. The loss, net of taxes, consists of $3,111,000, $7,170,000 and $3,000,000 for the years ended December 31, 2003, 2000 and June 30, 1999, respectively.

(5)
For the six months ended December 31, 1999, net income includes restructuring and other costs of $1,460,000 pre-tax or $861,000 net of tax.

(6)
On October 18,1999, we spun-off our industrial and oil and gas businesses into a separate publicly-traded company, CIRCOR International, Inc., or CIRCOR. Under the terms of the spin-off transaction, we distributed to our shareholders a tax-free dividend of one share of CIRCOR common stock for every two shares of our common stock owned as of the record date.

(7)
In May 1999, we changed our fiscal year end from June 30 to a calendar year. As a result, we reported a six-month transition period ending December 31, 1999.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

        We are a leading supplier of products for use in the water quality, water safety, water flow control and water conservation markets in both North America and Europe. For more than 125 years, we have designed and manufactured products that promote the comfort and safety of people and the quality and conservation for water used in commercial, residential and light industrial applications. We earn revenue and income almost exclusively from the sale of our products. Our principal product lines include:

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

  •
  point-of-use water filtration and reverse osmosis systems for both commercial and residential applications;

  •
  thermostatic mixing valves for tempering water in commercial and residential applications; and

  •
  pumping systems for under-floor radiant applications.

        Our business is reported in three geographic segments, North America, Europe and China. We distribute our products through three primary distribution channels, wholesale, DIY and OEMs. Increases in Gross National Product (GNP) indicate a healthy economic environment which we believe positively impacts our results of operations. The economic factors that we believe have the most significant direct effect on the demand for our products are the number of new housing construction starts and non-residential, or commercial, construction starts. Interest rates have a significant indirect effect on the demand for our products due to the effect such rates have on the number of new residential and commercial construction starts and remodeling projects. An additional factor that has had a significant effect on our sales is fluctuations in foreign currencies, as a significant portion of our sales and certain portions of our costs, assets and liabilities are denominated in currencies other than the U.S. dollar. Approximately 37.2% of our sales during the year ended December 31, 2003 were from sales outside of the U.S. compared to 31.4% for the year ended December 31, 2002.

        We believe that the most significant factors relating to our future growth include our ability to continue to make selected acquisitions, both in our core markets as well as new complementary markets, regulatory requirements relating to the quality and conservation of water and increased demand for clean water and continued enforcement of plumbing and building codes. We have completed fourteen acquisitions since divesting our industrial and oil and gas business in 1999. Our acquisition strategy focuses on businesses that manufacture preferred brand name products that address our themes of water quality, water safety, water conservation and water flow control. We target businesses that will provide us with one or more of the following: an entry to new markets, an increase in shelf space with existing customers, a new or improved technology or an expansion of the breadth of our water quality, water conservation, water safety and water flow control products for the residential and commercial markets.

        Products representing a majority of our sales are subject to regulatory standards and code enforcement, which typically require that these products meet stringent performance criteria. Together with our commissioned manufacturers' representatives, we have consistently advocated the development and enforcement of such plumbing codes. We are focused on maintaining stringent quality control and testing procedures at each of our manufacturing facilities in order to manufacture products in compliance with code requirements and take advantage of the resulting demand for compliant products. We believe that significant product development, product testing capability and investment in plant and equipment is needed to manufacture products in compliance with code requirements, which represents a significant barrier to entry for competitors. We believe there is an increasing demand among consumers for products to ensure water quality, which creates growth opportunities for our products.

        A significant risk we face is our ability to deal effectively with increases in raw material costs. We require substantial amounts of raw materials, including bronze, brass, cast iron, steel and plastic to produce our products and substantially all of the raw materials we require are purchased from outside sources. Recently, we have experienced increases in the costs of bronze, brass, cast iron and steel. If we are not able to reduce or eliminate the effect of these cost increases by reducing production costs or successfully implementing price increases, these increases in raw material costs could reduce our profit margins.

        Another significant risk we face in all areas of our business is competition. We consider brand preference, engineering specifications, plumbing code requirements, price, technological expertise, delivery times and breadth of product offerings to be the primary competitive factors. As mentioned previously, we believe that significant product development, product testing capability and investment in plant and equipment is needed to manufacture products in compliance with code requirements, which represents a significant barrier to entry for competitors. We are committed to maintaining our capital equipment at a level consistent with current technologies and we have invested $20.0 million in capital equipment in 2003 and we expect to invest approximately $18.5 million in 2004. We are also committed to expanding our manufacturing capacity in lower cost countries such as China, Tunisia and Bulgaria. These manufacturing plant relocations and consolidations are an important part of our ongoing commitment to reduce production costs.

2003 Highlights

        Highlights for the year ended December 31, 2003 include the following:

  •
  Net sales increased $90.1 million, or 14.6%, in 2003 compared to 2002 due to the following:

	(in millions)
Foreign Exchange	$35.0	5.7%
Internal Growth	27.4	4.4%
Acquisitions	23.9	3.9%
Impact of FIN 46R	3.8	0.6%

	$90.1	14.6%

  •
  Operating margins increased to 9.9% in 2003 from 9.3% in 2002.

  •
  Income from continuing operations increased 11.8% to $36.5 million in 2003 from $32.6 million in 2002.

  •
  Diluted earnings per share from continuing operations increased to $1.32 in 2003 from $1.21 in 2002.

  •
  On May 15, 2003, the Company refinanced its $75.0 million 8 3/8% notes due December 1, 2003 through a private placement of $50.0 million 4.87% notes and $75.0 million 5.47% notes. The Company experienced additional interest expense of approximately $3.5 million from May 15, 2003 to December 1, 2003.

  •
  On December 15, 2003, the Company completed a public offering of 4.6 million shares of its Class A Common Stock resulting in net proceeds of approximately $82.5 million in cash.

  •
  The Company consummated two acquisitions in Europe and entered into an agreement to acquire substantially all of the assets of Flowmatic Systems, Inc. located in Dunnellon, Florida.

  •
  Working capital (less cash) to sales ratio was reduced for the seventh consecutive year.

  •
  Net cash provided by continuing operations was $50.0 million despite a $6.8 million pension contribution and various working capital pressures.

  •
  The Euro appreciated approximately 21% over 2002 and the Canadian dollar appreciated approximately 13% over 2002 against the U.S. dollar.

  •
  The Company's wholly-owned facility in China started operations.

  •
  Effective October 1, 2003, the Company adopted Financial Accounting Standards Board Interpretation No. 46 "Consolidation of Variable Interest Entities—Revised" (FIN 46R) and consolidated its variable interest entity, Jameco International LLC, located in Lakewood, New Jersey.

  •
  The Company recorded an after tax charge to discontinued operations of $3.1 million primarily for legal and settlement costs and expenses related to the James Jones Litigation.

  •
  The Company recorded an adjustment of $2.2 million of revenue previously recorded at its TWT joint venture in Tianjin, China, which reduced earnings by $0.02 per share.

  •
  The Company recorded an after tax charge of $1.1 million, or $0.04 per share, for costs associated with its manufacturing restructuring plan. The Company expects to incur approximately $3.6 million after tax of similar costs in 2004.

  •
  On July 30, 2003, we acquired Giuliani Anello S.r.l. located in Cento Bologna, Italy, for approximately $10.6 million in cash net of acquired cash of $1.4 million. Giuliani Anello manufactures and distributes valves and filters utilized in heating applications including strainer filters, solenoid valves, flow stop valves, stainless steel water filter elements and steam cleaning filters.

  •
  On April 18, 2003, we acquired Martin Orgee UK Ltd located in Kidderminster, West Midlands, United Kingdom for approximately $1.6 million in cash. Martin Orgee distributes a line of plumbing and heating products to the wholesale, commercial and OEM markets in the United Kingdom and Southern Ireland. Martin Orgee also assembles pumping systems for under-floor radiant heat applications.

Recent Developments

        On February 20, 2004, we entered into an agreement with Yuhuan County Cheng Guan Metal Hose Factory to acquire its 40% equity interest in our Shida joint venture for an expected purchase price of $3.0 million, the assumption of approximately $6.0 million of debt and the payment of $3.5 million in connection with a three-year non-compete agreement. After the transaction, we will own 100% of Shida. The closing of the transaction is subject to the satisfaction of certain closing conditions and is expected to occur during the second quarter of 2004.

        On January 5, 2004, we acquired substantially all of the assets of Flowmatic Systems, Inc. located in Dunnellon, Florida, for approximately $16.5 million in cash. Flowmatic designs and distributes a complete line of high quality reverse osmosis components and filtration equipment. Their product line includes stainless steel and plastic housings, filter cartridges, storage tanks, control valves, as well as complete reverse osmosis systems for residential and commercial applications.

        We continue to implement a plan to consolidate several of our manufacturing plants in North America and Europe. At the same time we are expanding our manufacturing capacity in China and other low cost areas of the world. The implementation of this manufacturing restructuring plan began during the fourth quarter of 2001 and will continue in 2004. The projects for which charges were recorded in the fourth quarter of 2001 are essentially complete. During 2002, we decided to expand the scope of the manufacturing restructuring plan and transfer certain production to low cost manufacturing plants in Tunisia and Bulgaria. We expect to record an additional $6.0 million in 2004 attributable to accelerated depreciation associated with the anticipated closure of one of our U.S. manufacturing plants and a reduction in estimated useful lives of manufacturing equipment due to the transfer of production to lower cost countries. The Company recorded pre-tax manufacturing restructuring and other costs of $1.7 million net of recoveries for 2003. The manufacturing restructuring and other costs recorded consist primarily of severance costs, asset write-downs and accelerated depreciation. The severance costs, which have been recorded as restructuring, are for 48 employees in manufacturing and administration groups. We expect to make all of these severance payments during the first quarter of 2004. Asset write-downs consist primarily of write-offs of inventory related to product lines that we have discontinued as part of this restructuring plan and are recorded in cost of goods sold. Accelerated depreciation is based on shorter remaining estimated useful lives of certain fixed assets and has been recorded in cost of goods sold. Other costs consist primarily of removal and shipping costs associated with relocation of manufacturing equipment and have been recorded in cost of goods sold and have been expensed as incurred.

Results of Operations

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

        Net Sales.    Our business is reported in three geographic segments: North America, Europe and China. Our net sales in each of these segments for each of the years ended December 31, 2003 and 2002 were as follows:

	Year Ended December 31,		Year Ended December 31,
	2003	% Sales	2002	% Sales	Change	% Change
	(in thousands)
North America	$476,310	67.5%	$450,233	73.1%	$26,077	4.2%
Europe	210,614	29.8%	145,629	23.7%	64,985	10.6%
China	18,727	2.7%	19,664	3.2%	(937)	(0.2)%

Total	$705,651	100%	$615,526	100%	$90,125	14.6%

        The increase in net sales in North America in 2003 compared to 2002 is due to internal growth of $18,381,000, or 3.0%, the appreciation of the Canadian dollar against the U.S. dollar, which accounted for $3,904,000, or 0.6%, of the increase and the impact of the adoption of FIN 46R which accounted for $3,792,000, or 0.6%, of the increase. We cannot predict whether the Canadian dollar will continue to appreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales. The increase in the internal growth rate in North America is primarily due to increased unit sales into the DIY and wholesale markets. Our sales into the North American DIY market grew by 12.8% in 2003 over 2002 due to the increasing store count of our large customers, the successful introduction of new products and consistent and reliable delivery of our products. Our wholesale market grew by 2.1% in 2003 over 2002 due to increased sales of backflow preventors. A significant increase or decrease in interest rates or an increase or drop in the new housing construction market could have a positive or negative impact on our sales. Not included in either the DIY or wholesale market comparisons are fourth quarter sales of $3,792,000 from Jameco International LLC. In October 2003 we determined that our 49% minority interest in Jameco International, LLC qualified as a variable interest in a variable interest entity under FIN 46R and, as we are the primary beneficiary, should be consolidated into our North American results. Jameco International LLC's annual sales for the year ended 2003 were approximately $16,079,000. Since the adoption was effective October 1, 2003, we should continue to have this impact for the next three quarters as we continue to consolidate Jameco International LLC in accordance with FIN 46R.

        The increase in net sales in Europe in 2003 compared to 2002 is primarily due to the appreciation of the euro against the U.S. dollar, which accounted for $31,107,000, or 5.1% of the increase, the inclusion of net sales of acquired companies of $21,313,000, or 3.5%, and internal growth of $12,565,000, or 2.0%. The foreign exchange growth is due to our average year to date euro rate increasing 20.6% over the average year to date rate for 2002. We cannot predict whether the euro will continue to appreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales. The acquired growth is due to the inclusion of the net sales of ADEV Electronic SA and E.K. Eminent A.B. both acquired on July 15, 2002, F&R Foerster and Rothman GmbH, acquired on July 29, 2002, Martin Orgee, acquired on April 18, 2003, and Giuliani Anello, acquired on July 30, 2003. We expect these recent acquisitions will have a positive impact on sales for the next two quarters. The internal growth in sales is primarily due to increased sales into the European OEM market. Inclusive of the acquisitions, and exclusive of the impact of foreign exchange, our sales into the European OEM market increased approximately $28,900,000, or 37.2%.

        The decrease in net sales in China in 2003 compared to 2002 is primarily due to an adjustment of $2,200,000 made in the second quarter of 2003 for previously recorded sales and increased sales rebates and returns recorded at our TWT joint venture in Tianjin. This was partially offset by the inclusion of net sales of our Shida joint venture, which we established on March 5, 2002, of approximately $2,636,000.

        Gross Profit.    Gross profit for 2003 increased $31,941,000, or 15.3%, compared to 2002. This increase is primarily due to internal growth of $12,007,000, the change in foreign exchange rates, which accounted for $11,075,000 of the increase, the inclusion of gross profit from acquired companies of $5,961,000, a reduction of restructuring and other charges of $2,103,000 in 2003 compared to 2002, and the inclusion of the gross profit of Jameco International LLC of $795,000. Excluding the costs of restructuring for both periods, gross profits would have increased $29,838,000, or 14.1%. The internal growth is primarily due to the North American segment, which increased internal gross profits by $11,408,000. This increase is primarily due to improved manufacturing efficiencies and increased sales volume. The internal growth in gross profit was offset by a loss in our China segment of $3,873,000. This loss is due to start-up costs and under absorbed manufacturing costs due to a delay in production at our new wholly-owned manufacturing plant in China. We believe capacity utilization will be increasing in 2004 at this plant. It was also offset by inventory write-downs, increased sales rebates and returns and other net adjustments at our TWT joint venture located in Tianjin, China.

        Selling, General and Administrative Expenses.    Selling, General and Administrative, or SG&A, expenses for 2003 increased $19,642,000, or 13.0%, compared to 2002. This increase is primarily due to an internal increase of $8,386,000, the change in foreign exchange rates, which accounted for $6,935,000 of the increase, and the inclusion of operating expenses of acquired companies and Jameco International LLC, which together accounted for $4,321,000 of the increase. The internal increase in SG&A expenses is primarily due to increased product liability expense, workers compensation expenses, professional fees, which include legal and audit expenses, pension costs and variable selling expenses due to increased sales volumes. Although there is an absolute increase in our SG&A expense over 2002, our SG&A expense as a percent of sales for 2003 decreased to 24.1% compared to 24.5% for 2002.

        Operating Income.    Operating income by geographic segment for each of the years ended December 31, 2003 and 2002 was as follows:

	Years Ended December 31,
	2003	2002	Change
	(in thousands)
North America	$64,414	$55,313	$9,101
Europe	22,592	13,608	8,984
China	(3,834)	(625)	(3,209)
Corporate	(13,132)	(10,767)	(2,365)

Total	$70,040	$57,529	$12,511

        The increase in operating income in North America in 2003 compared to 2002 is primarily due to internal growth of $6,754,000, a reduction of restructuring and other charges of $1,691,000, the appreciation of the Canadian dollar against the U.S. dollar, which accounted for $618,000 of the increase, and inclusion of income from Jameco International LLC of $38,000. The internal growth is due to our increased gross profit partially offset by increased SG&A expense. To the extent we are unable to recover raw material cost increases from our customer these cost increases would adversely affect our operating income. For 2003, we recorded $162,000 compared to $1,853,000 in 2002 for costs associated with our manufacturing restructuring plan. Excluding these costs, the operating income in North America would have been $64,576,000 for 2003 compared to $57,166,000 for 2002. We expect to record approximately $6,000,000 in 2004 for additional manufacturing restructuring expenses primarily attributable to accelerated depreciation associated with the anticipated closure of one of our U.S. manufacturing plants and a reduction in estimated useful lives of manufacturing equipment due to the transfer of production to lower cost countries.

        The increase in operating income in Europe in 2003 compared to 2002 is due to the euro appreciating against the U.S. dollar, which accounted for $3,522,000 of the increase, internal growth of $2,744,000, the inclusion of income from acquired companies of $1,932,000, and a reduction of restructuring and other charges of $786,000. We cannot predict whether the euro will continue to appreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our operating income. The internal operating profit is primarily due to the increased sales volume partially offset by increased SG&A expenses. We recorded $906,000 in 2003 compared to $1,692,000 in 2002 for costs associated with our manufacturing restructuring plan. Excluding these costs associated in both periods, operating income in Europe would have increased to $23,498,000 in 2003 from $15,300,000 in 2002. We do not anticipate recording any additional manufacturing restructuring costs in 2004 for our European operations.

        The increase in operating losses in China in 2003 compared to 2002 is due to an increase in internal operating losses of $3,512,000 partially offset by the inclusion of income from acquired companies of $465,000. In December 2003, we incurred a restructuring charge in our TWT facility of $162,000 for severance. The internal operating loss was due to inventory write-downs, increased sales rebates and returns and other net adjustments at our TWT joint venture and under absorbed manufacturing costs due to a delay in production and start up costs associated with our new wholly-owned manufacturing plant in China.

        Corporate expenses are primarily for compensation expense, professional fees, including legal and audit expenses and benefit administration costs. The increase in corporate expenses is primarily due to increased legal and audit expenses in 2003.

        Interest Expense.    Interest expense increased $3,422,000, or 39.4%, in 2003 compared to 2002, primarily due to the inclusion of the interest expense on the $125,000,000 senior notes issued on May 15, 2003. On December 1, 2003, we repaid our $75,000,000 8 3/8% notes and expect that interest expense will decrease as a result of this repayment. On September 1, 2001, we entered into an interest rate swap with respect to our $75,000,000 8 3/8% notes due December 2003. The swap converted the interest from fixed to floating. On August 5, 2002, we sold the swap and received $2,315,000 in cash. In the year ended December 31, 2003, we reduced interest expense by $1,420,000 by amortizing the adjustment to the fair value of the swap. In the year ended December 31, 2002, we reduced interest expense by $1,711,000 for the effectiveness of the swap. The amortization of the swap was completed upon repayment of the $75,000,000 8 3/8% notes. On July 1, 2003, we entered into an interest rate swap for a notional amount of 25,000,000 euros outstanding on our Revolving Credit Facility. We swapped the variable rate from the Revolving Credit Facility, which is three month EURIBOR plus 0.7%, for a fixed rate of 2.33%. The impact of swap was immaterial to the overall interest expense.

        Income Taxes.    Our effective tax rate for continuing operations for 2003 increased to 38.0% from 35.0% for 2002. The increase is primarily due to losses in China, for which we have not received a tax benefit in accordance with FAS 109 and because certain of our Chinese entities are in a tax holiday.

        Income From Continuing Operations.    Income from continuing operations for 2003 increased $3,851,000, or 11.8%, to $36,473,000 or $1.32 per common share, from $32,622,000 or $1.21 per common share, for 2002, in each case, on a diluted basis. The appreciation of the euro against the U.S. dollar resulted in a positive impact on income from continuing operations of $0.07 per share for the year ended December 31, 2003 compared to the prior year. We cannot predict whether the euro will continue to appreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net income. Excluding the manufacturing restructuring costs incurred in both periods, income from continuing operations would have increased $2,383,000 or 6.8%.

        To supplement our consolidated financial statements presented in accordance with accounting principles generally accepted in the United States of America (GAAP) we sometimes use non-GAAP measures of net income, net income per share, income from continuing operations or income from continuing operations per share, and net cash provided by continuing operations that we believe are appropriate to enhance an overall understanding of our historical financial performance and future prospects. The non-GAAP results, which are adjusted to exclude certain costs, expenses, gains and losses from the comparable GAAP measures, are an indication of our baseline performance before gains, losses or other charges that are considered by management to be outside of our core operating results. These non-GAAP results are among the primary indicators management uses as a basis for evaluating our financial performance as well as for forecasting future periods. For these reasons, management believes these non-GAAP measures can be useful to investors, potential investors and others. The presentation of this additional information is not meant to be considered in isolation or as a substitute for net income or income per share prepared in accordance with GAAP.

	Years Ended December 31,
	2003	2002	2001
	(in thousands, except per share information)
Net income	$33,362	$32,622	$26,556
Add back: loss from discontinued operations	3,111	—	—

Income from continuing operations	36,473	32,622	26,556

Add back: cost of restructuring and other charges	1,084	2,552	3,593

Add back: goodwill amortization	—	—	3,220

Adjusted income from continuing operations	$37,557	$35,174	$33,369

Diluted earnings per share:
Net income	$1.21	$1.21	$0.99
Add back: discontinued operations	0.11	—	—

Continuing operations	1.32	1.21	0.99

Add back: cost of restructuring and other charges	0.04	0.09	0.13

Add back: goodwill amortization	—	—	0.12

Adjusted income from continuing operations	$1.36	$1.30	$1.24

        Loss From Discontinued Operations.    We recorded a charge net of tax to discontinued operations for 2003 of $3,111,000, or $0.11 per common share on a diluted basis. The charge is primarily attributable to legal expenses associated with the litigation involving the James Jones Company. We also recorded a charge in the second quarter of 2003 attributed to payments to be made to the selling shareholders of the James Jones Company pursuant to our original purchase agreement. See Part I, Item 1, "Business—Product Liability, Environmental and other Litigation Matters".

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

        Net Sales.    Net sales for the year ended December 31, 2002 increased $66,586,000, or 12.1%, to $615,526,000 compared to $548,940,000 for the same period in 2001. The increase in net sales was attributable to the following:

	(in thousands)
Internal Growth	$11,773	2.1%
Acquisitions	47,080	8.6%
Foreign Exchange	7,733	1.4%

Total Change	$66,586	12.1%

        The increase in net sales from internal growth was primarily attributable to increased unit sales in the DIY market in North America. The growth in net sales from acquired businesses was due to the inclusion of the net sales from Powers Process Controls of Skokie, Illinois, acquired on September 28, 2001; Premier Manufactured Systems of Phoenix, Arizona, acquired on June 13, 2001; Fimet of Milan, Italy, acquired on June 1, 2001; Shida, our joint venture, which we established on March 5, 2002; ADEV and Eminent, acquired on July 15, 2002; and F&R acquired on July 29, 2002. The increase in foreign exchange was due primarily to the euro appreciating against the U.S. dollar compared to the same period in 2001.

        We monitor our net sales in three geographic segments: North America, Europe and China. As outlined below, North America, Europe and China accounted for 73.1%, 23.7% and 3.2% of net sales, respectively, in the year ended December 31, 2002 compared to 75.7%, 22.1%, and 2.2%, respectively, in the year ended in December 31, 2001.

        Our net sales in each of these geographic segments for the years ended December 31, 2002 and 2001 were as follows:

	Years Ended December 31,
	2002	2001	Change
	(in thousands)
North America	$450,233	$415,689	$34,544
Europe	145,629	121,228	24,401
China	19,664	12,023	7,641

Total	$615,526	$548,940	$66,586

        The increase in net sales in North America was due to the inclusion of Powers Process Controls and Premier Manufactured Systems, as well as increased unit sales to the DIY market. The increase in net sales in Europe was due to the inclusion of Fimet, ADEV, Eminent and F&R and the appreciation of the euro against the U.S. dollar. The increase in net sales in China was primarily due to the inclusion of our Chen Guan joint venture.

        Gross Profit.    Gross profit for the year ended December 31, 2002 increased $25,188,000, or 13.7%, from the prior year and increased as a percentage of net sales to 33.9% from 33.4%. We charged $2,907,000 and $4,253,000 of costs associated with our manufacturing restructuring plan to cost of sales in 2002 and 2001, respectively. Excluding the cost associated with the manufacturing restructuring plan in 2002 and 2001, gross profit would have increased $23,842,000, or 12.7%, and would have increased as a percentage of net sales to 34.4% from 34.2%.

        Selling, General and Administrative Expenses.    SG&A expenses increased $18,758,000, or 14.2%, to $150,553,000 from $131,795,000 for the comparable prior year period. This increase was attributable to the inclusion of the SG&A expenses of acquired companies, an increase in the cost of product and general liability insurance and administrative start-up costs associated with our new manufacturing plant in China. We adopted Financial Accounting Standards Board Statement No. 142 "Goodwill and Other Intangibles" (FAS142) on January 1, 2002, and accordingly did not record any goodwill amortization for 2002. We recorded goodwill amortization of $3,220,000 as part of our SG&A expenses for 2001.

        Restructuring and Other Charges.    Restructuring and other charges for the year ended December 31, 2002 decreased $816,000, or 56.1%, to $638,000 compared to $1,454,000 for the same period in 2001. These costs are primarily for severance costs. The costs related to the year ended December 31, 2002 were for 24 employees, 12 of which have been terminated as of December 31, 2002, compared to the costs related to December 31, 2001 which were for 14 employees, all of which have been terminated as of December 31, 2002.

        Operating Income.    Operating income for the year ended December 31, 2002 increased $7,246,000, or 14.4%, to $57,529,000 compared to $50,283,000 for the same period in 2001 due to increased gross profit and the cessation of goodwill amortization, partially offset by increased other selling, general and administrative expenses. Operating income by segment for the years ended December 31, 2002 and 2001 was as follows:

	Years Ended December 31,
	2002	2001	Change
	(in thousands)
North America	$55,313	$47,294	$8,019
Europe	13,608	11,308	2,300
China	(625)	1,365	(1,990)
Corporate	(10,767)	(9,684)	(1,083)

Total	$57,529	$50,283	$7,246

        The increase in North America was due to increased gross profit, primarily due to the inclusion of operating results of acquired companies partially offset by increased premiums for product and general liability insurance. The increase in Europe was due to the inclusion of the operating results of acquired companies and the euro appreciating against the U.S. dollar compared to the prior year. The decrease in China was primarily due to increased bad debt and warranty expense. Corporate expenses are primarily for compensation expense, professional fees, including legal and audit expenses and benefit administration costs. The increase in corporate expenses was primarily due to increased legal and audit expenses and administrative start-up costs associated with our new manufacturing plant in China.

        Interest Expense.    Interest expense for the year ended December 31, 2002 decreased $730,000, or 7.7%, to $8,692,000 compared to $9,422,000 for the same period in 2001, primarily due to lower interest rates on variable rate indebtedness and capitalized construction period interest on our startup manufacturing plant in China, partially offset by the increased levels of debt incurred to fund acquisitions. On September 1, 2001, we entered into an interest rate swap with respect to our $75,000,000 8 3/8% notes due December 2003. The swap converted the interest from fixed to floating. On August 5, 2002, we sold the swap and received $2,315,000 in cash. Interest expense for the year ended December 31, 2002 had been reduced by $1,711,000 from the benefit of the swap while active and by the amortization of the adjustment to the fair value subsequent to the sale of the swap.

        Income Taxes.    Our effective tax rate for continuing operations for the year ended December 31, 2002, increased to 35.0% from 33.9% for the comparable prior year period. The increase was primarily due to a change in our earnings mix to jurisdictions with higher tax rates. Also in 2001, the costs for the manufacturing restructuring plan were recorded in tax jurisdictions with tax rates higher than our effective rate, which caused the overall effective rate for 2001 to be lower than would normally be expected. Excluding the impact of the after-tax manufacturing costs and goodwill amortization in both 2002 and 2001, the effective tax rate would have increased to 35.2% from 32.2%.

        Income From Continuing Operations and Net Income.    Income from continuing operations for the year ended December 31, 2002 increased $6,066,000, or 22.8%, to $32,622,000, or $1.21 per common share compared to $26,556,000, or $0.99 per common share, for the year ended December 31, 2001 on a diluted basis.

Liquidity and Capital Resources

        We generated $49,990,000 of net cash from continuing operations for 2003. We experienced an increase in inventories in North America, Europe and China. The increase in inventory in North America is primarily due to planned increases in imported raw materials and finished goods to support our delivery capability as we extend our supply chain to lower cost regions, as well as an increase in inventory to support increased retail business. The increase in inventory in Europe is primarily due to increased safety stock growth to cover planned distribution relocations and to support the delivery requirements of OEM customers in Europe. The increase in inventory in China is the result of our wholly-owned manufacturing plant start-up operations. We had reductions in accounts receivable in Europe and China, partially offset by increased accounts receivable in North America. The increase in North America is due to increased sales volume. We funded $6,800,000 into our pension plans in the year ended December 31, 2003.

        We used $37,045,000 of net cash for investing activities. We invested $20,035,000 in capital equipment for the year ended December 31, 2003. Capital expenditures were primarily for manufacturing machinery and equipment as part of our ongoing commitment to improve our manufacturing capabilities. The two largest components of this expenditure were for a building added to our Shida joint venture facility in Taizhou, China and for additional machinery and equipment for our wholly-owned manufacturing plant in Tianjin, China. We expect to invest approximately $18,500,000 in capital equipment in 2004.

        On January 29, 2003, we invested an additional $3,040,000 in our Shida joint venture, bringing our total amount to approximately $8,040,000. This joint venture is owned 60% by us and 40% by our Chinese partner. On May 6, 2003 we paid $3,750,000 of debt owed to the former shareholders of Hunter Innovations, leaving a balance of $11,250,000 remaining to be paid. In addition, on April 18, 2003, we paid approximately $1,600,000 to acquire Martin Orgee UK Limited, and on July 30, 2003, we paid approximately $10,600,000, which is net of cash acquired of $1,400,000, to acquire Giuliani Anello S.r.l.

        We generated $128,050,000 of net cash in financing activities. On December 10, 2003, we completed a public offering of 4,600,000 shares of newly issued Class A Common Stock at $19.00 per share. Net proceeds were approximately $82,500,000, after taking into account underwriter discounts and expenses associated with the transaction. We intend to use the net proceeds from the offering to fund potential acquisitions and for general corporate purposes.

        On May 15, 2003, we completed a private placement of $125,000,000 of senior unsecured notes consisting of $50,000,000 principal amount of 4.87% senior notes due 2010 and $75,000,000 principal amount of 5.47% senior notes due 2013. We used the net proceeds from the private placement to purchase restricted treasury securities for repayment of principal of, and interest on, our $75,000,000 principal amount of 8 3/8% notes due December 1, 2003. On December 1, 2003 the principal of, and interest on, our $75,000,000 8 3/8% notes were paid with our restricted treasury securities. Additional net proceeds were used to repay approximately $32,000,000 outstanding under our Revolving Credit Facility. The balance of the net proceeds will be used for general corporate purposes. The payment of interest on the senior unsecured notes is due semi-annually on May 15th and November 15th of each year.    The senior unsecured notes were issued by the Company and are subordinated to our revolving credit facility, which is at the subsidiary level. The senior unsecured notes allow us to have (i) debt senior to the new notes in an amount up to $150,000,000 plus 5% of our stockholders' equity and (ii) debt pari passu or junior to the senior unsecured notes to the extent we maintain compliance with a 2.00 to 1.00 fixed charge coverage ratio. The notes include a prepayment provision which might require a make-whole payment to the note holders. Such payment is dependent upon the level of the respective treasuries. The notes include other customary terms and conditions, including events of default.

        Our revolving credit facility with a syndicate of banks (as amended, the Revolving Credit Facility) provides for borrowings of up to $150,000,000 which includes a $75,000,000 tranche for euro-based borrowings and matures in February 2005. The Revolving Credit Facility is being used to support our acquisition program, working capital requirements and for general corporate purposes. As of December 31, 2003, long-term debt included $44,089,000 outstanding on the Revolving Credit Facility for euro-based borrowings and no amounts were outstanding for U.S. dollar borrowings. This facility was amended during the fourth quarter of 2003 to permit us to enter into a guarantee of a $2,000,000 credit line utilized by our European subsidiaries and to allow us to use the proceeds from our December 2003 public offering for purposes other than the repayment of our credit facility.

        Outstanding indebtedness under the Revolving Credit Facility bears interest at a rate determined by the type (currency) of loan plus an applicable margin determined by the Company's debt rating, depending on the applicable base rate and our bond rating. The average interest rate for borrowings under the Revolving Credit Facility was approximately 2.8% at December 31, 2003. We have $105,911,000 of unused and available revolving credit at December 31, 2003. The Revolving Credit Facility includes operational and financial covenants customary for facilities of this type, including, among others, restrictions on additional indebtedness, liens and investments and maintenance of certain leverage ratios. At December 31, 2003, we were in compliance with all covenants related to the Revolving Credit Facility.

        Effective July 1, 2003, we entered into an interest rate swap for a notional amount of 25,000,000 euros outstanding under our Revolving Credit Facility. We swapped the variable rate from the Revolving Credit Facility which is three month EURIBOR plus 0.7% for a fixed rate of 2.33%. The term of the swap is two years. We have designated the swap as a hedging instrument using the cash flow method. The swap hedges the cash flows associated with interest payments on the first 25,000,000 euros of our Revolving Credit Facility. We mark to market the changes in value of the swap through other comprehensive income. Any ineffectiveness has been recorded in income. The fair value recorded in other comprehensive income as of December 31, 2003 was $46,000.

        On November 4, 2003, we declared a quarterly dividend of $0.07 per share on our common stock. This was an increase of $0.01 per share over the dividends paid in each of the ten previous quarters. Dividends increased to $6,859,000 in 2003 from $6,490,000 in 2002.

        We used $6,643,000 of net cash for discontinued operations. During the year ended December 31, 2003, we received $3,139,000 in cash as an indemnification payment for settlement costs we incurred in the James Jones case. This cash has been recorded as a liability at December 31, 2003 because of the possibility that we might have to reimburse the insurance company if it is ultimately successful with a future appeal. We also received $2,932,000 in cash for reimbursement of defense costs related to the James Jones case. We paid $2,283,000 for defense costs and $2,859,000 for indemnity costs we incurred in the James Jones case. Additionally, on September 2, 2003 we paid $11,000,000 relating to a settlement agreement in the James Jones case. See Part I, Item 1, "Business—Product Liability, Environmental and Other Litigation Matters."

        Working capital (defined as current assets less current liabilities) as of December 31, 2003 was $308,135,000 compared to $71,384,000 as of December 31, 2002. This increase is primarily due to the net proceeds received from the $125,000,000 private placement and the stock offering that raised net cash of approximately $82,500,000. The ratio of current assets to current liabilities was 2.8 to 1 as of December 31, 2003 compared to 1.3 to 1 as of December 31, 2002. Cash and cash equivalents were $149,361,000 as of December 31, 2003 compared to $10,973,000 as of December 31, 2002. Our total debt increased to $192,312,000 as of December 31, 2003 from $138,487,000 as of December 31, 2002 primarily due to the issuance of our $125,000,000 senior notes reduced by the repayment of our $75,000,000 principal amount of 8 3/8% notes due December 1, 2003.

        We had positive free cash flow of $24,861,000 (defined as net cash provided by continuing operations minus capital expenditures and dividends plus proceeds from sale of assets) during the year ended December 31, 2003 versus positive free cash flow of $28,536,000 in the comparable prior year period. This decrease in 2003 compared to 2002 was primarily due to increased inventories, pension funding of $6,800,000 and increased dividends partially offset by increases in accounts payable and reductions in accounts receivable. The effect of the free cash flow and proceeds from our stock offering has been to reduce our net debt to capitalization ratio (defined as short and long term interest-bearing liabilities less cash and cash equivalents as a percentage of the sum of short and long term interest-

bearing liabilities less cash and cash equivalents plus total stockholders equity, including minority interest) to 8.8% for 2003 from 29.4% for 2002.

        We believe free cash flow to be an appropriate supplemental measure of the operating performance of our Company because it provides investors with a measure of our ability to repay debt and to fund acquisitions. Our computation may not be comparable to other companies that may define free cash flow differently. Free cash flow does not represent cash generated from operating activities in accordance with GAAP. Therefore it should not be considered an alternative to net cash flows from operating activities as an indication of our performance. Free cash flow should also not be considered an alternative to net cash flows from operating activities as defined by GAAP.

        A reconciliation of free cash flow to net cash provided by continuing operations is provided below:

	Years Ended December 31,
	2003	2002	2001
	(in thousands)
Net cash provided by continuing operations	$49,990	$51,425	$51,237
Less: additions to property, plant, and equipment	(20,035)	(19,593)	(16,047)
Plus: proceeds from the sale of property, plant, and equipment	1,765	3,194	267
Less: dividends	(6,859)	(6,490)	(6,422)

Free cash flow	$24,861	$28,536	$29,035

        Our net debt to capitalization is not computed in accordance with GAAP. Management believes it to be an appropriate supplemental measure because it helps investors understand our ability to meet our financing needs. Our computation may not be comparable to other companies that may define debt to capitalization differently.

        A reconciliation of net debt is provided below:

	December 31,
	2003	2002
	(in thousands)
Current portion of long-term debt	$13,251	$82,211
Plus: long-term debt, net of current portion	179,061	56,276
Less: cash and cash equivalents	(149,361)	(10,973)

Net debt	$42,951	$127,514

        A reconciliation of capitalization is provided below:

	December 31,
	2003	2002
	(in thousands)
Net debt	$42,951	$127,514
Total stockholders' equity	436,391	295,936
Plus: minority interest	9,286	10,134

Capitalization	$488,628	$433,584

        We anticipate that available funds from current operations, existing cash and other sources of liquidity will be sufficient to meet current operating requirements and anticipated capital expenditures for at least the next 12 months. However, we may have to consider external sources of financing for any large future acquisitions. Our current Revolving Credit Facility expires in February 2005. We are currently reviewing proposals from our syndicate of banks with the intention of structuring a new revolving line of credit.

        Our long-term contractual obligations as of December 31, 2003 are presented in the following table:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt obligations, including current maturities(a)	$192,312	$13,251	$52,551	$1,111	$125,399
Operating lease obligations	9,615	1,992	3,531	2,362	1,730
Capital lease obligations	1,364	653	579	132	—

Total	$203,291	$15,896	$56,661	$3,605	$127,129

  (a)
  as recognized in the consolidated balance sheet

        We maintain letters of credit that guarantee our performance or payment to third parties in accordance with specified terms and conditions. Amounts outstanding were approximately $29,880,000 as of December 31, 2003 and $19,522,000 as of December 31, 2002. Our letters of credit are primarily letters of credit associated with insurance coverage and to a lesser extent foreign purchases. Our letters of credits generally expire within one year of issuance. The increase is primarily associated with insurance coverage. These instruments may exist or expire without being drawn down. Therefore, they do not necessarily represent future cash flow obligations.

Critical Accounting Policies and Key Estimates

        The preparation of our consolidated financial statements in accordance with GAAP requires management to make judgments, assumptions and estimates that effect the amounts reported. A critical accounting estimate is an assumption about highly uncertain matters and could have a material effect on the consolidated financial statements if another, also reasonable, amount were used, or, a change in the estimate is reasonably likely from period to period. We base our assumptions on historical experience and on other estimates that we believe are reasonable under the circumstances. Actual results could differ significantly from these estimates. Except as noted in product liability and pension benefits below, there were no changes in accounting policies or significant changes in accounting estimates during 2003.

        We have discussed the development, selection and disclosure of the estimates with the Audit Committee. Management believes the following critical accounting policies reflect its' more significant estimates and assumptions.

Revenue recognition

        We recognize revenue when all of the following criteria are met: (1) we have entered into a binding agreement, (2) the product has shipped and title has passed, (3) the sales price to the customer is fixed or is determinable and (4) collectibility is reasonably assured. We recognize revenue based upon a determination that all criteria for revenue recognition have been met, which, based on the majority of our shipping terms, is considered to have occurred upon shipment of the finished product. Some shipping terms require the goods to be received by the customer before title passes. In those instances, revenues are not recognized until the customer has received the goods. We record estimated reductions to revenue for customer returns and allowances and for customer programs. Provisions for returns and allowances are made at the time of sale, derived from historical trends and form a portion of the allowance for doubtful accounts. Customer programs, which are primarily annual volume incentive plans, allow customers to earn credit for attaining agreed upon purchase targets from us. We record customer programs as an adjustment to net sales.

Allowance for doubtful accounts

        The allowance for doubtful accounts is established to represent our best estimate of the net realizable value of the outstanding accounts receivable. The development of our allowance for doubtful accounts varies by region but in general is based on a review of past due amounts, historical write-off experience, as well as aging trends affecting specific accounts and general operational factors affecting all accounts. In North America, management specifically analyzes individual accounts receivable and establishes specific reserves against financially troubled customers. In addition, factors are developed utilizing historical trends in bad debts, returns and allowances. The ratio of these factors to sales on a rolling twelve-month basis is applied to total outstanding receivables (net of accounts specifically identified) to establish a reserve. In Europe, management develops their bad debt allowance through an aging analysis of all their accounts, with analysis on the aging of specific delinquent accounts. In China, where payment terms are generally extended, we reserve all accounts receivable in excess of one year from the invoice date and specifically reserve for identified uncollectible accounts receivable less than one year old.

        We uniformly consider current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. We also aggressively monitor the credit worthiness of our largest customers, and periodically review customer credit limits to reduce risk. If circumstances relating to specific customers change or unanticipated changes occur in the general business environment, our estimates of the recoverability of receivables could be further adjusted.

Inventory valuation

        Inventories are stated at the lower of cost or market with costs generally determined on a first-in first-out basis. We utilize both specific product identification and historical product demand as the basis for determining our excess or obsolete inventory reserve. We identify all inventories that exceed a range of one to three years in sales. This is determined by comparing the current inventory balance against unit sales for the trailing twelve months. New products added to inventory within the past twelve months are excluded from this analysis. A portion of our products contain recoverable materials, therefore the excess and obsolete reserve is established net of any recoverable amounts. Changes in market conditions, lower than expected customer demand or changes in technology or features could result in additional obsolete inventory that is not saleable and could require additional inventory reserve provisions.

        In certain countries, additional inventory reserves are maintained for potential losses experienced in the manufacturing process. The reserve is established based on the prior year's inventory losses adjusted for any change in the gross inventory balance.

Goodwill and other intangibles

        We adopted Financial Accounting Standards Board Statement No. 142 "Goodwill and Other Intangible Assets" (FAS 142) on January 1, 2002, and as a result we no longer amortize goodwill. Goodwill and intangible assets with indefinite lives are tested annually for impairment in accordance with the provisions of FAS 142. We use judgment in assessing whether assets may have become impaired between annual impairment tests.

        Intangible assets such as purchased technology are generally recorded in connection with a business acquisition. In our larger, more complex acquisitions, the value assigned to intangible assets is determined by an independent valuation firm based on estimates and judgments regarding expectations of the success and life cycle of products and technology acquired.

        This is the second year since adoption, and for both years we have had excess economic support for the carrying value of our goodwill and intangibles. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such factors as future sales volume, selling price changes, material cost changes, cost savings programs and capital expenditures could significantly affect our valuations. Other changes that may affect our valuations include, but are not limited to product acceptances and regulatory approval. If actual product acceptance differs significantly from the estimates, we may be required to record an impairment charge to write down the assets to their realizable value. A severe decline in market value could result in an unexpected impairment charge to goodwill, which could have a material impact on the results of operations and financial position.

Product liability and workers compensation costs

        Because of retention requirements associated with our insurance policies, we are generally self-insured for potential product liability claims and for workers' compensation costs associated with workplace accidents. For product liability cases in the U.S., management estimates expected settlement costs by utilizing stop loss reports provided by our third party administrators as well as developing internal historical trend factors based on our specific claims experience. Prior to 2003, we used insurance carrier trend factors to determine our product liability reserves. However, we determined circumstances inherent in those trends were not necessarily indicative of our own circumstances regarding our claims. Management believes the internal trend factors will more accurately reflect final expected settlement costs. In other countries, we maintain insurance coverage with relatively high deductible payments, as product liability claims tend to be smaller than those experienced in the U.S. Changes in the nature of claims or the actual settlement amounts could affect the adequacy of this estimate and require changes to the provisions.

        Workers compensation liabilities in the U.S. are recognized for claims incurred (including claims incurred but not reported) and for changes in the status of individual case reserves. At the time a workers' compensation claim is filed, a liability is estimated to settle the claim. The liability for workers' compensation claims is determined based on management's estimates of the nature and severity of the claims and based on analysis provided by third party administrators and by various state statutes and reserve requirements. We have developed our own trend factors based on our specific claims experience. In other countries where workers compensation costs are applicable, we maintain insurance coverage with limited deductible payments. Because the liability is an estimate, the ultimate liability may be more or less than reported.

        We maintain excess liability insurance with outside insurance carriers to minimize our risks related to catastrophic claims in excess of all self-insured positions. Any material change in the aforementioned factors could have an adverse impact on our operating results.

Legal contingencies

        We are a defendant in numerous legal matters including those involving environmental law and product liability as discussed further in Note 15 of Notes to Consolidated Financial Statements. As required by Financial Accounting Standards Board Statement No. 5 "Accounting for Contingencies" (FAS 5), we determine whether an estimated loss from a loss contingency should be accrued by assessing whether a loss is deemed probable and the loss amount can be reasonably estimated, net of any applicable insurance proceeds. Estimates of potential outcomes of these contingencies are developed in consultation with outside counsel. While this assessment is based upon all available information, litigation is inherently uncertain and the actual liability to fully resolve this litigation cannot be predicted with any assurance of accuracy. Final settlement of these matters could possibly result in significant effects on our results of operations, cash flows and financial position.

Pension benefits

        We account for our pension plans in accordance with Financial Accounting Standards Board Statement No. 87 "Employers Accounting for Pensions" (FAS 87). In applying FAS 87, assumptions are made regarding the valuation of benefit obligations and the performance of plan assets. The primary assumptions are as follows:

  •
  Weighted average discount rate—this rate is used to estimate the current value of future benefits. This rate is adjusted based on movement in long-term interest rates. In 2003, we reduced the discount rate to 6.00% from 6.75% in 2002 to reflect the high quality bond yields as of the measurement date, which is September 30.

  •
  Expected long-term rate of return on assets—this rate is used to estimate future growth in investments and investment earnings. The expected return is based upon a combination of historical market performance and anticipated future returns for a portfolio reflecting the mix of equity, debt and other investments indicative of our plan assets. The expected long-term rate of return was reduced in 2003 to 8.50% from 9.00% in 2002, as management believes it more properly reflects the long-term rate of return achievable with the asset allocation required by our Retirement Plan Investment Policy.

  •
  Rates of increase in compensation levels—this rate is used to estimate projected annual pay increases, which are used to determine the wage base used to project employees' pension benefits at retirement. This rate remained unchanged in 2003 at 4.00%, and is reasonable in management's estimation.

        We determine these assumptions based on consultation with outside actuaries and investment advisors. Any variance in the above assumptions could have a significant impact on future recognized pension costs, assets and liabilities.

Income taxes

        We estimate and use our expected annual effective income tax rates to accrue income taxes. Effective tax rates are determined based on budgeted earnings before taxes including our best estimate of permanent items that will impact the effective rate for the year. Management periodically reviews these rates with outside tax advisors and changes are made if material discrepancies from expectations are identified.

        We recognize deferred taxes for the expected future consequences of events that have been reflected in the consolidated financial statements in accordance with the rules of Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes" (FAS 109). Under FAS 109, deferred tax assets and liabilities are determined based on differences between the book values and tax bases of particular assets and liabilities, using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset any net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We consider estimated future taxable income and ongoing prudent tax planning strategies in assessing the need for a valuation allowance.

Certain Factors Affecting Future Results

We face intense competition and, if we are not able to respond to competition in our markets, our revenues may decrease.

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

Reductions or interruptions in the supply of raw materials and increases in the costs of raw materials could reduce our profit margins and adversely impact our ability to meet our customer delivery commitments.

        We require substantial amounts of raw materials, including bronze, brass, cast iron, steel and plastic and substantially all of the raw materials we require are purchased from outside sources. The availability and costs of raw materials may be subject to curtailment or change due to, among other things, new laws or regulations, suppliers' allocations to other purchasers, interruptions in production by suppliers and changes in exchange rates and worldwide price and demand levels. We are not currently party to any long-term supply agreements. Our inability to obtain adequate supplies of raw materials for our products at favorable costs, or at all, could have a material adverse effect on our business, financial condition or results of operations by decreasing our profit margins and by hindering our ability to deliver products to our customers on a timely basis. Recently, we have experienced an increase in the costs of bronze, brass, cast iron, and steel. If we are not able to reduce or eliminate the effect of these cost increases through lowering other costs of production or successfully implementing price increases to our customers, such cost increases from our vendors could have a negative effect on our financial results.

Implementation of our acquisition strategy may not be successful, which could affect our ability to increase our revenues or our profitability.

        One of our strategies is to increase our revenues and profitability and expand our markets through acquisitions that will provide us with complementary water-related products. We cannot be certain that we will be able to identify, acquire or profitably manage additional companies or successfully integrate such additional companies without substantial costs, delays or other problems. Also, companies acquired recently and in the future may not achieve revenues, profitability or cash flows that justify our investment in them. We expect to spend significant time and effort in expanding our existing businesses and identifying, completing and integrating acquisitions. We have faced increasing competition for acquisition candidates which have resulted in significant increases in the purchase prices of many acquisition candidates. This competition, and the resulting purchase price increases, may limit the number of acquisition opportunities available to us, possibly leading to a decrease in the rate of growth of our revenues and profitability. In addition, acquisitions may involve a number of special risks, including, but not limited to:

  •
  adverse short-term effects on our reported operating results;

  •
  diversion of management's attention;

  •
  loss of key personnel at acquired companies; and

  •
  unanticipated management or operational problems or legal liabilities.

Down economic cycles, particularly reduced levels of housing starts and remodeling, could have an adverse effect on our revenues and operating results.

        We have experienced and expect to continue to experience fluctuations in revenues and operating results due to economic and business cycles. The businesses of most of our customers, particularly plumbing and heating wholesalers and home improvement retailers, are cyclical. Therefore, the level of our business activity has been cyclical, fluctuating with economic cycles. We also believe our level of business activity is influenced by housing starts and renovation and remodeling, which are, in turn, heavily influenced by interest rates, consumer debt levels, changes in disposable income, employment growth and consumer confidence. If these and other factors cause a material reduction in housing and remodeling starts, our revenues and profits would decrease and result in a material adverse effect on our financial condition and results of operations.

Economic, political and other risks associated with international sales and operations could adversely affect our business and future operating results.

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

  •
  the costs of hiring and retaining senior management in overseas operations;

  •
  difficulty in staffing and managing widespread operations, which could reduce our productivity;

  •
  costs of compliance with differing labor regulations, especially in connection with restructuring our overseas operations;

  •
  laws of some foreign countries, which may not protect our intellectual property rights to the same extent as the laws of the United States;

  •
  substantial amounts of raw materials, including bronze, plastic, brass, cast iron, steel and plastics we require are purchased from outside sources and fluctuations in foreign exchange could have an adverse impact on our profits;

  •
  unexpected changes in regulatory requirements, which may be costly and require significant time to implement; and

  •
  political risks specific to foreign jurisdictions.

Fluctuations in foreign exchange rates could materially affect our reported results.

        We are exposed to fluctuations in foreign currencies, as a significant portion of our sales and certain portions of our costs, assets and liabilities are denominated in currencies other than U.S. dollars. Approximately 37.2% of our sales during the year ended December 31, 2003 were from sales outside of the U.S. compared to 31.4% for the year ended December 31, 2002. For the year ended December 31, 2003, the appreciation of the euro against the U.S. dollar had a positive impact on sales of approximately $31.1 million. For the year ended December 31, 2002, the appreciation of the euro against the U.S. dollar had a positive impact on sales of approximately $7.9 million. For the year ended December 31, 2001, the depreciation of the euro against the U.S. dollar had an adverse impact on sales of approximately $3.4 million. If our share of revenue in non-dollar denominated currencies continues to increase in future periods, exchange rate fluctuations will likely have a greater impact on our results of operations and financial condition. Further, the Chinese government may cease its utilization of a fixed rate of exchange of the Chinese RMB against the U.S. dollar which could adversely affect our current favorable cost structure for goods we source from our joint ventures, our wholly-owned subsidiary in China and our outside vendors.

There are significant risks in expanding our manufacturing operations in China.

        As part of our strategy, we are shifting a significant portion of our manufacturing operations to China to reduce our production costs. Due to the outbreak of the SARS virus, some of these cost reduction efforts were delayed, and there can be no assurance that we will not experience additional delays. This shift will subject a greater portion of our operations to the risks of doing business in China. The Chinese legal system is relatively new and lacks transparency, which gives the Chinese central and local government authorities a higher degree of control over our business in China than is customary in developed economies and makes the process of obtaining necessary regulatory approval in China inherently unpredictable. In addition, the protection accorded our proprietary technology and know-how under the Chinese legal system is not as strong as in the United States and, as a result, we may lose valuable trade secrets and competitive advantage.

        Although the Chinese government has been pursuing economic reform and a policy of welcoming foreign investments for the past two decades, there can be no assurance that the Chinese government will not change its current policies in the future, making continued business operations in China difficult or unprofitable.

To the extent we are not successful in implementing our manufacturing restructuring plan, our results of operations and financial condition could be adversely affected.

        Our manufacturing restructuring plan, which we began in 2001, was initiated to reduce our manufacturing costs. If our planned manufacturing plant consolidations in the United States and Europe and our production capability expansion in China are not successful, our results of operations and financial condition could be materially adversely affected.

If we cannot continue operating our manufacturing facilities at current or higher utilization levels, our results of operations could be adversely affected.

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

If we experience delays in introducing new products or if our existing or new products do not achieve or maintain market acceptance and regulatory approvals, our revenues and our profitability may decrease.

        Our failure to develop new and innovative products or to custom design existing products could result in the loss of existing customers to competitors or the inability to attract new business, either of which may adversely affect our revenues. Our industry is characterized by:

  •
  intense competition;

  •
  changes in specifications required by our customers, plumbing codes and/or regulatory agencies;

  •
  technically complex products; and

  •
  constant improvement to existing products and introductions of new products.

        We believe our future success will depend, in part, on our ability to anticipate or adapt to these factors and to offer, on a timely basis, products that meet customer demands and the requirements of plumbing codes and/or regulatory agencies. The development of new or enhanced products is a complex and uncertain process requiring the anticipation of technological and market trends. We may experience design, manufacturing, marketing or other difficulties, such as an inability to attract a sufficient number of experienced engineers, that could delay or prevent our development, introduction, approval or marketing of new products or enhancements and result in unexpected expenses. Such difficulties could cause us to lose business from our customers and could adversely affect our competitive position; in addition, added expenses could decrease the profitability associated with those products that do not gain market acceptance.

Environmental compliance costs and liabilities could increase our expenses or reduce our profitability.

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

        We have incurred, and expect to continue to incur, costs relating to these environmental matters. In addition, new laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new clean up requirements could require us to incur additional costs or become the basis for new or increased liabilities that could be significant. Environmental litigation, enforcement and compliance are inherently uncertain and we may experience significant costs in connection with environmental matters. For more information, see Part I, Item 1, "Business—Product Liability, Environmental, and Other Litigation Matters."

Third parties may infringe our intellectual property and we may expend significant resources enforcing our rights or suffer competitive injury.

        We rely on a combination of patents, copyrights, trademarks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our proprietary rights. We may be required to spend significant resources to monitor and police our intellectual property rights. If we fail to successfully enforce our intellectual property rights, our competitive position could suffer, which could harm our operating results. We have been limited from selling products from time-to-time because of existing patents.

We face risks from product liability and other lawsuits, which may adversely affect our business.

        We may be subjected to various product liability claims or other lawsuits, including, among others that our products include inadequate or improper instructions for use or installation, or inadequate warnings concerning the effects of the failure of our products. In the event that we do not have adequate insurance or contractual indemnification, damages from these claims would have to be paid from our assets and could have a material adverse effect on our results of operations, liquidity and financial condition. In particular, if we settle or conclude litigation in a quarterly or annual reporting period, there could be a material impact on our operating results for that quarter or year. We, like other manufacturers and distributors of products designed to control and regulate fluids, face an inherent risk of exposure to product liability claims and other lawsuits in the event that the use of our products results in personal injury, property damage or business interruption to our customers. Although we maintain strict quality controls and procedures, including the testing of raw materials and safety testing of selected finished products, we cannot be certain that our products will be completely free from defect. In addition, in certain cases, we rely on third-party manufacturers for our products or components of our products. Although we have product liability and general insurance coverage, we cannot be certain that this insurance coverage will continue to be available to us at a reasonable cost, or, if available, will be adequate to cover any such liabilities. For more information, see Part I, Item 1, "Business—Product Liability, Environmental, and Other Litigation Matters."

The requirements of FAS 142 may result in a write-off of all or a portion of our goodwill, which would negatively impact our operating results and financial condition.

        If we are required to take an impairment charge to our goodwill in connection with the requirements of FAS 142, our operating results may decrease and our financial condition may be harmed. As of December 31, 2003, we had goodwill of $184.9 million, or 22.1% of our total assets and 42.4% of our total stockholders' equity. Under FAS 142, goodwill and identifiable intangible assets that have indefinite useful lives are no longer amortized. In lieu of amortization, we were required to perform an initial impairment review of goodwill and are required to perform annual impairment reviews thereafter. We have concluded that no impairment existed at January 1, 2002, the time of adoption of FAS 142 and at October 26, 2003, the time of our annual review. We perform our annual test for indications of goodwill impairment in the fourth quarter of our fiscal year or sooner if indicators exist.

The loss of a major customer could have an adverse effect on our results of operations.

        Our largest customer, The Home Depot, Inc., accounted for approximately $74.8 million, or 10.6%, of our total net sales for the year ended December 31, 2003, and $63.0 million, or 10.2%, of our total net sales for year ended December 31, 2002. Our customers generally are not obligated to purchase any minimum volume of products from us and are able to terminate their relationships with us at any time. A significant reduction in orders or change in terms from The Home Depot, Inc. could have a material adverse effect on our future results of operations.

Certain indebtedness may limit our ability to pay dividends, incur additional debt and make acquisitions and other investments.

        Our revolving credit facility and other senior indebtedness contain operational and financial covenants that restrict our ability to make distributions to stockholders, incur additional debt and make acquisitions and other investments unless we satisfy certain financial tests and comply with various financial ratios. If we do not maintain compliance with these covenants, our creditors could declare a default under our revolving credit facility and our indebtedness could be declared immediately due and payable. Our ability to comply with the provisions of our indebtedness may be affected by changes in economic or business conditions beyond our control.

One of our stockholders can exercise substantial influence over our company.

        As of February 1, 2004, Timothy P. Horne, a member of our board of directors, beneficially owned approximately 23.8% of our outstanding shares of Class A Common Stock (assuming conversion of all shares of Class B Common Stock beneficially owned by Mr. Horne into Class A Common Stock) and approximately 96.8% of our outstanding shares of Class B Common Stock, which represents approximately 73.2% of the total outstanding voting power. As long as Mr. Horne controls shares representing at least a majority of the total voting power of our outstanding stock, Mr. Horne will be able to unilaterally determine the outcome of all stockholder votes and other stockholders will not be able to affect the outcome of any stockholder vote.

Shares of our Class A Common Stock eligible for public sale could adversely affect the market price of our Class A Common Stock.

        As of February 1, 2004 there were outstanding 24,607,425 shares of our Class A Common Stock and 7,471,700 shares of our Class B Common Stock. Shares of our Class B Common Stock may be converted into Class A Common Stock at any time on a one for one basis. All of the shares of Class A Common Stock are freely transferable without restriction or further registration under the federal securities laws, except for any shares held by our affiliates, sales of which will be limited by Rule 144 under the Securities Act. In addition, under the terms of a registration rights agreement with respect to outstanding shares of our class B common stock, the holders of our Class B Common Stock have rights with respect to the registration of the underlying Class A Common Stock. Under these registration rights, the holders of Class B Common Stock may require, on up to two occasions, that we register their shares for public resale. If we are eligible to use Form S-3 or a similar short-form registration statement, the holders of Class B Common Stock may require that we register their shares for public resale up to two times per year. If we elect to register any shares of Class A Common Stock for any public offering, the holders of Class B Common Stock are entitled to include shares of Class A Common Stock into which such shares of Class B Common Stock may be converted in such registration. However, we may reduce the number of shares proposed to be registered in view of market conditions. We will pay all expenses in connection with any registration, other than underwriting discounts and commissions. Pursuant to the exercise of these registration rights, we have registered the resale of 1,200,000 shares of our Class A Common Stock on a Form S-3 shelf registration statement, of which 610,000 shares remained available for resale as of February 29, 2004. If all of the available registered shares are sold into the public market the trading price of our Class A Common Stock could decline.

Our Class A Common Stock has insignificant voting power.

        Our Class B Common Stock entitles its holders to ten votes for each share and our Class A Common Stock entitles its holders to one vote per share. As of January 31, 2004, our Class B Common Stock constituted 23.3% of our total outstanding common stock and 75.2% of the total outstanding voting power and thus is able to exercise a controlling influence over our business.

The trading price of our Class A Common Stock may be volatile.

        The trading price of our Class A Common Stock may be volatile and fluctuations in the trading price may result in substantial losses for investors. The trading price of our Class A Common Stock could decline or fluctuate in response to a variety of factors, including, but not limited to, our failure to meet the performance estimates of securities analysts, changes in financial estimates of our revenues and operating results and/or buy/sell recommendations by securities analysts, the timing of announcements by us or our competitors concerning significant product line developments, contracts or acquisitions or publicity regarding actual or potential results or performance, fluctuation in our quarterly operating results caused by fluctuations in revenues and expenses, substantial sales of our Class A Common Stock by our existing shareholders, general stock market conditions and other economic or external factors.

Provisions in our charter documents and Delaware law may prevent or delay an acquisition of us, which could decrease the value of our Class A Common Stock.

        Our certificate of incorporation and bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors. These provisions include those that:

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

        In July 2002, the FASB issued Financial Accounting Standards Board Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (FAS 146). The principal difference between this Statement and Emerging Issues Task Force (EITF) Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit on Activity (including Certain Costs Incurred in a Restructuring)" (Issue 94-3) relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue

94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. We adopted FAS 146 effective January 1, 2003 and its adoption was not material to our consolidated financial statements.

        In November 2002, the FASB issued Financial Accounting Standards Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of certain guarantees. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a roll-forward of the entity's product warranty liabilities. FIN 45 required the application of the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002. We adopted the disclosure provisions of FIN 45 effective December 31, 2002. We do offer warranties on our products, but the returns under warranty have been immaterial. The warranty reserve is part of the sales returns and allowances, a component of our allowance for doubtful accounts. We adopted FIN 45 effective January 1, 2003 and its adoption was not material to our consolidated financial statements.

        In December 2002, the FASB issued Financial Accounting Standards Board Statement No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure" (FAS 148). FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. FAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, FAS 148 requires disclosure of the pro forma effect in interim financial statements. The additional disclosure requirements of FAS 148 were effective for fiscal years ended after December 15, 2002. We are currently continuing to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB No. 25) and we provided the disclosures required by FAS 148.

        In December 2002, the EITF issued EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." This consensus provides guidance in determining when a revenue arrangement with multiple deliverables should be divided into separate units of accounting, and, if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units. The provisions of EITF 00-21 are effective for revenue arrangements entered during fiscal periods beginning after June 15, 2003. We adopted EITF 00-21 effective July 1, 2003 and its adoption was not material to our consolidated financial statements.

        In January 2003, the FASB issued Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46) which requires the consolidation of variable interest entities (VIE) by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 was effective for all new VIEs created or acquired after January 31, 2003. In October 2003, the FASB delayed the effective date for some VIEs that existed prior to February 1, 2003, provided the reporting entity had not "issued" financial statements reporting the VIE in accordance with Interpretation 46. FIN 46 was effective for the first interim or annual period ending after December 15, 2003. In December 2003, the FASB issued a revision to FIN 46 (FIN 46R). Under the revised provisions, public entities are required to apply the guidance if the entity has interests in VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2003. We adopted FIN 46R and as a result have consolidated Jameco International, LLC (the LLC) effective October 1, 2003 (the fourth quarter of fiscal 2003). The LLC imports and sells vitreous china, imported faucets and faucet parts and imported bathroom accessories to the North American home improvement retail market. Its annual sales for the twelve months ended December 31, 2003, were approximately $16,079,000. The LLC maintains a line of credit with a financial institution collateralized by a first security interest in the LLC's assets. The creditors have no recourse to the Company. The assets as of December 31, 2003 of $3,960,000 are comprised primarily of accounts receivable and inventory which we believe are collectable and saleable, respectively, within the normal course of business. We have a subordinated security interest in the assets of the LLC pertaining to our loan receivable of $2,230,680 at December 31, 2003, which eliminates in consolidation as the result of the application of FIN 46R.    Prior to the adoption of FIN 46R, we accounted for our investment of 49% in the LLC using the equity method.

        We also maintain another variable interest in a VIE. In 2000 we entered into an agreement with Plumworld.co.uk Ltd in which we maintain a 20% interest in Plumbworld. Plumbworld is primarily an e-business that sells bathroom and sanitary appliances, as well as, plumbing and heating products, tools and plumbing consumables. Its annualized sales are approximately $7,100,000. We maintain a notional amount of approximately $500 investment in Plumbworld and maintain a loan receivable in the amount of approximately $850,000 with Plumbworld. We continue to account for our investment in Plumbworld using the equity method.

        In April 2003, the FASB issued Financial Accounting Standards Board Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (FAS 149). FAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 149 has multiple effective date provisions depending on the nature of the amendments to FAS 133, including one for contracts entered into or modified after June 30, 2003. We adopted FAS 149 and its adoption was not material to our consolidated financial statements.

        In May 2003, the FASB issued Financial Accounting Standards Board Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (FAS 150). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FAS 150 is effective for certain financial instruments entered into or modified after May 31, 2003. For unmodified financial instruments existing at May 31, 2003, FAS 150 is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted FAS 150 apart from the deferral by FASB Staff Position 150-3 (FAS 150-3) of certain mandatorilly redeemable non controlling interests and its adoption was not material to the consolidated financial statements.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        We use derivative financial instruments primarily to reduce exposure to adverse fluctuations in foreign exchange rates, interest rates and costs of certain raw materials used in the manufacturing process. We do not enter into derivative financial instruments for trading purposes. As a matter of policy, all derivative positions are used to reduce risk by hedging underlying economic exposure. The derivatives we use are instruments with liquid markets.

        Our consolidated earnings, which are reported in United States dollars are subject to translation risks due to changes in foreign currency exchange rates. This risk is concentrated in the exchange rate between the U.S. dollar and the euro; the U.S. dollar and the Canadian dollar; and the U.S. dollar and the Chinese RMB.

        Our foreign subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials and are denominated in European currencies or the U.S. or Canadian dollar. We use foreign currency forward exchange contracts to manage the risk related to intercompany purchases that occur during the course of a year and certain open foreign currency denominated commitments to sell products to third parties.

At December 31, 2003, we had no forward contracts to buy foreign currencies and no unrealized gains or losses.

        We have historically had a very low exposure on the cost of our debt to changes in interest rates. Interest rate swaps are used to mitigate the impact of interest rate fluctuations on certain variable rate debt instruments and reduce interest expense on certain fixed rate instruments. Information about our long-term debt including principal amounts and related interest rates appears in Note 11 of the Notes to the Consolidated Financial Statements included herein.

        We purchase significant amounts of bronze ingot, brass rod, cast iron, steel and plastic, which are utilized in manufacturing our many product lines. Our operating results can be adversely affected by changes in commodity prices if we are unable to pass on related price increases to our customers. We manage this risk by monitoring related market prices, working with our suppliers to achieve the maximum level of stability in their costs and related pricing, seeking alternative supply sources when necessary and passing increases in commodity costs to our customers, to the maximum extent possible, when they occur. Additionally, on a limited basis, we use commodity futures contracts to manage this risk, but we did not in 2003.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The index to financial statements is included in page 45 of this Report.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

Item 9A.    CONTROLS AND PROCEDURES.

        As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. The effectiveness of our disclosure controls and procedures is necessarily limited by the staff and other resources available to us and, although we have designed our disclosure controls and procedures to address the geographic diversity of our operations, this diversity inherently may limit the effectiveness of those controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In connection with these rules, we will continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors

        The information appearing under the caption "Information as to Nominees for Director" in the Registrant's Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 5, 2004 is incorporated herein by reference. With respect to Directors and Executive Officers, the information appearing under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 5, 2004 is incorporated herein by reference.

Executive Officers

        Information with respect to the executive officers of the Company is set forth in Item 1 of this Report under the caption "Executive Officers and Directors."

Code of Ethics

        We have adopted a Code of Business Conduct and Ethics applicable to all officers, employees and Board members. The Code of Business Conduct and Ethics is posted on our website, www.wattswater.com. In order to access this portion of our website, click on the "Investor Relations" tab. The Code of Business Conduct and Ethics is located under the "Corporate Governance" caption. Any amendments to, or waivers of, the Code of Business Conduct and Ethics which applies to our chief executive officer, chief financial officer, corporate controllers or any person performing similar functions will be disclosed on our website promptly following the date of such amendment or waiver.

Item 11.    EXECUTIVE COMPENSATION.

        The information appearing under the caption "Compensation Arrangements" in the Registrant's Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 5, 2004 is incorporated herein by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The information appearing under the caption "Principal Stockholders" in the Registrant's Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 5, 2004 is incorporated herein by reference.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information appearing under the caption "Compensation Arrangements-Certain Relationships and Related Transactions" in the Registrant's Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 5, 2004 is incorporated herein by reference.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

        The information appearing under the caption "Ratification of Independent Auditors" in the Registrant's Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 5, 2004 is incorporated herein by reference.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) Financial Statements

        The following financial statements are included in a separate section of this Report commencing on the page numbers specified below:

(a)(2) Schedules

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2003, 2002 and 2001	84

        All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are included in the Notes to the Consolidated Financial Statements, or are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)(3) Exhibits

Exhibit No.	Description
2.1	Distribution Agreement dated as of October 1, 1999 between the Registrant and CIRCOR International, Inc. (17)
3.1	Restated Certificate of Incorporation, as amended (1)
3.2	Amended and Restated By-Laws, as amended (1)
9.1	The Amended and Restated George B. Horne Voting Trust Agreement—1997 dated as of September 14, 1999 (18)
10.1*
Supplemental Compensation Agreement effective as of September 1, 1996 between the Registrant and Timothy P. Horne (11), Amendment No. 1, dated July 25, 2000 (19), and Amendment No. 2 dated October 23, 2002 (3)
10.2*	Deferred Compensation Agreement between the Registrant and Timothy P. Horne, as amended (4)
10.3*	Form of Indemnification Agreement between the Registrant and certain directors and officers of the Registrant dated February 10, 2004

10.4*	1996 Stock Option Plan, dated October 15, 1996 (12), and First Amendment dated February 28, 2003 (3)
10.5*	1986 Incentive Stock Option Plan, as amended
10.6*
Watts Industries, Inc. Retirement Plan for Salaried Employees dated December 30, 1994, as amended and restated effective as of January 1, 1994 (9), Amendment No. 1 (11), Amendment No. 2 (11), Amendment No. 3 (11), Amendment No. 4 dated September 4, 1996 (15), Amendment No. 5 dated January 1, 1998 (18), Amendment No. 6 dated May 3, 1999 (18), and Amendment No. 7 dated June 7, 1999 (18)
10.7*	Watts Industries, Inc. Pension Plan (amended and restated effective as of January 1, 1997) (3) and First Amendment dated October 25, 2002 (3)
10.8	Registration Rights Agreement dated July 25, 1986 (5)
10.9*	Executive Incentive Bonus Plan, as amended (9)
10.10	Amended and Restated Stock Restriction Agreement dated October 30, 1991 (2), and Amendment dated August 26, 1997 (15)
10.11*	Watts Industries, Inc. 1991 Non-Employee Directors' Nonqualified Stock Option Plan (6), and Amendment No. 1 (11)
10.12*	Watts Industries, Inc. 2003 Non-Employee Directors' Stock Option Plan (3)
10.13	Letter of Credit issued by Fleet National Bank (as successor to BankBoston, N.A.) for the benefit of Zurich-American Insurance Company dated June 25, 1999, as amended January 22, 2001
10.14	Form of Stock Restriction Agreement for management stockholders (5)
10.15
Letter of Credit issued by Fleet National Bank for the benefit of ACE Property and Casualty Insurance Company and Pacific Employers' Insurance Company dated January 23, 2002, as amended February 6, 2003
10.16
Revolving Credit Agreement dated as of February 28, 2002 among the Registrant, Watts Regulator Co., Watts Industries Europe B.V., the lenders listed therein and Fleet National Bank, as Administrative Agent (20), First Amendment dated March 28, 2003 (7), Second Amendment dated July 25, 2003 (8), and Third Amendment dated December 16, 2003
10.17*
Watts Industries, Inc. Management Stock Purchase Plan dated October 17, 1995 (10), Amendment No. 1 dated August 5, 1997 (15), Amendment No 2 dated November 1, 1999 (14), Amendment No. 3 dated March 1, 2001 (3)
10.18	Stock Purchase Agreement dated as of June 19, 1996 by and among Mueller Co., Tyco Valves Limited, Watts Investment Company, Tyco International Ltd. and the Registrant (13)
10.19
Guaranty dated as of February 28, 2002 among the Registrant, Watts Investment Company, Watts Spacemaker, Inc., Watts Distribution Company, Inc., Anderson-Barrows Metals Corporation, Watts Drainage Products, Inc., Webster Valve, Inc. and Jameco Industries, Inc. in favor of Fleet National Bank and the lenders under the Revolving Credit Agreement dated February 28, 2002 (20), and Ratification of Guaranty dated as of February 28, 2002 (7)
10.20	Form of Promissory Note dated as of May 9, 2002 issued by Watts Regulator Company and the Registrant as borrowers, to the former shareholders of Hunter Innovations, Inc. (21)

10.21
Note Purchase Agreement dated as of May 15, 2003 between the Registrant and the Purchasers named in Schedule A thereto relating to the Registrant's $50,000,000 4.87% Senior Notes, Series A, due May 15, 2010 and $75,000,000 5.47% Senior Notes, Series B, due May 15, 2013 (7)
10.22	Form of 4.87% Senior Note due May 15, 2010 (7)
10.23	Form of 5.47% Senior Note due May 15, 2013 (7)
10.24*	Watts Water Technologies, Inc. 2004 Stock Incentive Plan
11	Statement Regarding Computation of Earnings per Common Share (16)
21	Subsidiaries
23	Consent of KPMG LLP
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

(1)
Incorporated by reference to the Registrant's Registration Statement on Form S-3 (No. 333-105989) filed with the Securities and Exchange Commission on June 10, 2003.

(2)
Incorporated by reference to the Registrant's Form 8-K dated November 14, 1991.

(3)
Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002.

(4)
Incorporated by reference to the Registrant's Form S-1 (No. 33-6515) dated June 17, 1986.

(5)
Incorporated by reference to the Registrant's Form S-1 (No. 33-6515) as part of the Second Amendment to such Form S-1 dated August 21, 1986.

(6)
Incorporated by reference to Amendment No. 1 to the Registrant's Annual Report on Form 10-K for year ended June 30, 1992.

(7)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for quarter ended June 30, 2003.

(8)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(9)
Incorporated by reference to the Registrant's Annual Report on Form 10-K for year ended June 30, 1995.

(10)
Incorporated by reference to the Registrant's Form S-8 (No. 33-64627) dated November 29, 1995.

(11)
Incorporated by reference to the Registrant's Annual Report on Form 10-K for year ended June 30, 1996.

(12)
Incorporated by reference to the Registrant's Form S-8 (No. 333-32685) dated August 1, 1997.

(13)
Incorporated by reference to the Registrant's Form 8-K dated September 4, 1996.

(14)
Incorporated by reference to the Registrant's Annual Report on Form 10-K for year ended December 31, 2000.

(15)
Incorporated by reference to the Registrant's Annual Report on Form 10-K for year ended June 30, 1997.

(16)
Incorporated by reference to notes to Consolidated Financial Statements, Note 2 of this Report.

(17)
Incorporated by reference to exhibit 2.1 to CIRCOR International, Inc. Amendment No. 1 to its registration statement on Form 10 filed on September 22, 1999. (File No. 000-26961).

(18)
Incorporated by reference to the Registrant's Annual Report on Form 10-K for year ended June 30, 1999.

(19)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for quarter ended September 30, 2000.

(20)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(21)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

*
Management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

        The following Current Reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 2003:

  1.
  The Registrant filed a Current Report on Form 8-K on December 11, 2003 reporting under Item 5 that, on December 10, 2003, the Registrant entered into an underwriting agreement to sell 4,000,000 shares of its Class A Common Stock plus up to an additional 600,000 shares of its Class A Common Stock to cover over-allotments, if any.

  2.
  The Registrant filed a Current Report on Form 8-K on December 2, 2003 reporting under Item 5 that, on December 1, 2003, the Registrant announced its intention to offer 4,000,000 shares of its Class A Common Stock plus up to an additional 600,000 shares of its Class A Common Stock to cover over-allotments, if any, pursuant to an effective shelf registration statement.

  3.
  The Registrant filed a Current Report on Form 8-K on October 15, 2003 reporting under Item 5 that the Registrant had changed its name from Watts Industries, Inc. to Watts Water Technologies, Inc.

  4.
  The Registrant filed a Current Report on Form 8-K on October 9, 2003 reporting under Item 5 that the Registrant would change its name from Watts Industries, Inc. to Watts Water Technologies, Inc. effective on October 15, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATTS WATER TECHNOLOGIES, INC.
	By:	/s/ PATRICK S. O'KEEFE Patrick S. O'Keefe Chief Executive Officer President and Director
DATED: March 12, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PATRICK S. O'KEEFE Patrick S. O'Keefe	Chief Executive Officer President and Director	March 12, 2004
/s/ WILLIAM C. MCCARTNEY William C. McCartney	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer), Secretary	March 12, 2004
/s/ GORDON W. MORAN Gordon W. Moran	Chairman of the Board	March 12, 2004
/s/ TIMOTHY P. HORNE Timothy P. Horne	Director	March 12, 2004
/s/ KENNETH J. MCAVOY Kenneth J. McAvoy	Director	March 12, 2004
/s/ DANIEL J. MURPHY, III Daniel J. Murphy, III	Director	March 12, 2004
/s/ ROGER A. YOUNG Roger A. Young	Director	March 12, 2004
/s/ JOHN K. MCGILLICUDDY John K. McGillicuddy	Director	March 12, 2004

Independent Auditors' Report

The Board of Directors and Stockholders
Watts Water Technologies, Inc.:

        We have audited the accompanying consolidated balance sheets of Watts Water Technologies, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2003. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Watts Water Technologies, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 2 to the financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets based on the adoption of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

Boston, Massachusetts
February 3, 2004,
except as to the first
paragraph of Note 19,
which is as of
February 20, 2004.

Watts Water Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(Amounts in thousands, except per share information)

	Years Ended December 31,
	2003	2002	2001
Net sales	$705,651	$615,526	$548,940
Cost of goods sold	464,990	406,806	365,408

GROSS PROFIT	240,661	208,720	183,532
Selling, general and administrative expenses	170,195	150,553	131,795
Restructuring and other charges	426	638	1,454

OPERATING INCOME	70,040	57,529	50,283

Other (income) expense:
Interest income	(1,021)	(992)	(685)
Interest expense	12,114	8,692	9,422
Minority interest	(463)	(117)	198
Other	581	(272)	1,180

	11,211	7,311	10,115

INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	58,829	50,218	40,168
Provision for income taxes	22,356	17,596	13,612

INCOME FROM CONTINUING OPERATIONS	36,473	32,622	26,556
Loss from discontinued operations, net of taxes of $1,947	(3,111)	—	—

NET INCOME	$33,362	$32,622	$26,556

Basic EPS
Income (loss) per share:
Continuing operations	$1.33	$1.22	$1.00
Discontinued operations	(0.11)	—	—

NET INCOME	$1.22	$1.22	$1.00

Weighted average number of shares	27,455	26,718	26,497

Diluted EPS
Income (loss) per share:
Continuing operations	$1.32	$1.21	$0.99
Discontinued operations	(0.11)	—	—

NET INCOME	$1.21	$1.21	$0.99

Weighted average number of shares	27,692	27,056	26,802

Dividends per share	$0.25	$0.24	$0.24

The accompanying notes are an integral part of these consolidated financial statements.

Watts Water Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except share information)

	December 31,
	2003	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$149,361	$10,973
Trade accounts receivable, less allowance for doubtful accounts of $7,772 in 2003 and $7,322 in 2002	136,064	123,504
Inventories, net	156,599	133,415
Prepaid expenses and other assets	8,500	8,818
Deferred income taxes	23,552	21,927
Assets held for sale	1,938	2,464
Assets of discontinued operations	4,460	8,655

Total Current Assets	480,474	309,756
PROPERTY, PLANT AND EQUIPMENT, NET	145,711	134,376
OTHER ASSETS:
Goodwill	184,901	163,226
Other	27,557	28,114

TOTAL ASSETS	$838,643	$635,472

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$74,068	$64,704
Accrued expenses and other liabilities	55,252	57,037
Accrued compensation and benefits	18,466	15,514
Current portion of long-term debt	13,251	82,211
Liabilities of discontinued operations	11,302	18,906

Total Current Liabilities	172,339	238,372
LONG-TERM DEBT, NET OF CURRENT PORTION	179,061	56,276
DEFERRED INCOME TAXES	15,978	15,011
OTHER NONCURRENT LIABILITIES	25,588	19,743
MINORITY INTEREST	9,286	10,134
STOCKHOLDERS' EQUITY:
Preferred Stock, $.10 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Class A Common Stock, $.10 par value; 80,000,000 shares authorized; 1 vote per share; issued and outstanding, 24,459,121 shares in 2003 and 18,863,482 shares in 2002	2,446	1,886
Class B Common Stock, $.10 par value; 25,000,000 shares authorized; 10 votes per share; issued and outstanding, 7,605,224 shares in 2003 and 8,185,224 shares in 2002	761	819
Additional paid-in capital	132,983	45,132
Retained earnings	286,396	259,893
Accumulated other comprehensive income (loss)	13,805	(11,794)

Total Stockholders' Equity	436,391	295,936

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$838,643	$635,472

The accompanying notes are an integral part of these consolidated financial statements.

Watts Water Technologies, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Amounts in thousands, except share information)

	Class A Common Stock		Class B Common Stock
							Accumulated Other Comprehensive Income (loss)
					Additional Paid-In Capital	Retained Earnings		Treasury Stock	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2000	17,225,965	$1,723	9,235,224	$924	$35,996	$213,627	$(19,728)	$—	$232,542
Comprehensive income:
Net income						26,556			26,556
Cumulative translation adjustment							(4,553)		(4,553)

Comprehensive income									22,003

Shares of Class B Common Stock converted to Class A Common Stock	500,000	50	(500,000)	(50)
Shares of Class A Common Stock issued upon the exercise of stock options	110,510	11			1,572				1,583
Purchase of treasury stock, 110,300 shares at cost								(1,385)	(1,385)
Retirement of treasury stock	(110,300)	(11)			(1,374)			1,385
Net change in restricted stock units	50,334	5			988				993

Common Stock dividends						(6,422)			(6,422)

Balance at December 31, 2001	17,776,509	$1,778	8,735,224	$874	$37,182	$233,761	$(24,281)	$—	$249,314
Comprehensive income:
Net income						32,622			32,622
Cumulative translation adjustment							16,475		16,475
Pension plan additional minimum liability, net of tax of $2,444							(3,988)		(3,988)

Comprehensive income									45,109

Shares of Class B Common Stock converted to Class A Common Stock	550,000	55	(550,000)	(55)
Shares of Class A Common Stock issued upon the exercise of stock options	501,646	50			6,297				6,347
Tax benefit for stock options exercised					855				855
Net change in restricted stock units	35,327	3			798				801
Common Stock dividends						(6,490)			(6,490)

Balance at December 31, 2002	18,863,482	$1,886	8,185,224	$819	$45,132	$259,893	$(11,794)	$—	$295,936
Comprehensive income:
Net income						33,362			33,362
Cumulative translation adjustment and other							27,440		27,440
Pension plan additional minimum liability, net of tax of $1,205							(1,841)		(1,841)

Comprehensive income									58,961

Shares of Class B Common Stock converted to Class A Common Stock	580,000	58	(580,000)	(58)
Shares of Class A Common Stock issued upon the exercise of stock options	301,011	30			4,029				4,059
Tax benefit for stock options exercised					423				423
Net change in restricted stock units	114,628	12			1,333				1,345
Shares of Class A Common Stock issued in Stock Offering net of offering costs of $4,874	4,600,000	460			82,066				82,526
Common Stock dividends						(6,859)			(6,859)

Balance at December 31, 2003	24,459,121	$2,446	7,605,224	$761	$132,983	$286,396	$13,805	$—	$436,391

        The accompanying notes are an integral part of these consolidated financial statements.

Watts Water Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Years Ended December 31,
	2003	2002	2001
OPERATING ACTIVITIES
Income from continuing operations	$36,473	$32,622	$26,556
Adjustments to reconcile net income from continuing operations to net cash provided by continuing operating activities:
Depreciation	20,521	21,817	19,971
Amortization	763	477	3,704
Deferred income taxes (benefit)	(75)	1,884	(3,421)
Loss (gain) on disposal of property, plant and equipment	156	(134)	1,923
Assets held for sale	946	—	—
Equity in undistributed earnings (loss) of affiliates	(37)	(101)	6
Changes in operating assets and liabilities, net of effects from business acquisitions and divestures:
Accounts receivable	2,180	(13,762)	6,295
Inventories	(8,367)	(2,764)	4,213
Prepaid expenses and other assets	(2,556)	(3,405)	(780)
Accounts payable, accrued expenses and other liabilities	(14)	14,791	(7,230)

Net cash provided by continuing operations	49,990	51,425	51,237

INVESTING ACTIVITIES
Additions to property, plant and equipment	(20,035)	(19,593)	(16,047)
Proceeds from the sale of property, plant and equipment	1,765	3,194	267
Decrease (increase) in other assets	(191)	(1,189)	508
Business acquisitions, net of cash acquired	(18,584)	(26,233)	(42,977)

Net cash used in investing activities	(37,045)	(43,821)	(58,249)

FINANCING ACTIVITIES
Proceeds from long-term borrowings	220,722	122,917	124,992
Payments of long-term debt	(174,166)	(137,513)	(114,033)
Proceeds from exercise of stock options	5,404	7,148	2,576
Tax benefit of stock options exercised	423	855	—
Proceeds from stock offering, net	82,526	—	—
Dividends	(6,859)	(6,490)	(6,422)
Purchase and retirement of common stock	—	—	(1,385)

Net cash provided by (used in) financing activities	128,050	(13,083)	5,728

Effect of exchange rate changes on cash and cash equivalents	3,856	2,281	(214)
Net cash provided by (used in) discontinued operations	(6,463)	2,174	(1,740)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	138,388	(1,024)	(3,238)
Cash and cash equivalents at beginning of year	10,973	11,997	15,235

CASH AND CASH EQUIVALENTS AT END OF YEAR	$149,361	$10,973	$11,997

NON CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of businesses
Fair value of assets acquired	$22,604	$66,176	$64,951
Cash paid, net of cash acquired	18,584	26,233	42,977

Liabilities assumed	$4,020	$39,943	$21,974

CASH PAID FOR:
Interest	$13,499	$10,084	$10,416

Taxes	$17,700	$16,400	$19,700

The accompanying notes are an integral part of these consolidated financial statements.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(1)   Description of Business

        Watts Water Technologies, Inc. (the Company) designs, manufactures and sells an extensive line of water safety and flow control products for the water quality, water safety, water flow control and water conservation markets located predominantly in North America, Europe, and China.

        On October 15, 2003, the Company changed its name from Watts Industries, Inc. to Watts Water Technologies, Inc. to more accurately reflect its strategic focus on providing solutions to its customers' water based needs.

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

Allowance for Doubtful Accounts

        Allowance for doubtful accounts includes reserves for bad debts and sales returns and allowances. The Company analyzes the aging of accounts receivable, individual accounts receivable, historical bad debts, concentration of receivables by customer, customer credit worthiness, current economic trends and changes in customer payment terms. The Company specifically analyzes individual accounts receivable and establishes specific reserves against financially troubled customers. In addition, factors are developed in certain regions utilizing historical trends of sales and returns and allowances to derive a reserve for returns and allowances.

Concentration of Credit

        The Company sells products to a diversified customer base and, therefore, has no significant concentrations of credit risk, except that approximately 10.6% and 10.2% of the Company's total sales in 2003 and 2002, respectively, are to one company.

Inventories

        Inventories are stated at the lower of cost (first-in, first-out method) or market. Market value is determined by replacement cost or net realizable value. Historical experience is used as the basis for determining the reserve for excess or obsolete inventories.

Goodwill and Other Intangible Assets

        Goodwill is recorded when the consideration paid for acquisitions exceeds the fair value of net tangible and intangible assets acquired. In June 2001, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards Board Statement No. 141 "Business Combinations" (FAS 141) and Financial Accounting Standards Board Statement No. 142 "Goodwill and Other

Intangible Assets" (FAS 142). FAS 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. FAS 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but rather be tested annually for impairment.

        Prior to the adoption of FAS 142, goodwill was amortized over 40 years using the straight-line method. Also, the Company previously assessed the recoverability of intangible assets by determining whether the intangible asset balance could be recovered through undiscounted cash flows of the acquired businesses. The amount of impairment, if any, was measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds.

Impairment of Goodwill and Long-Lived Assets

        Goodwill and intangible assets with indefinite lives are tested annually for impairment in accordance with the provisions of FAS 142. The Company's impairment review is based on a discounted cash flow approach at the reporting unit level that requires management judgment with respect to revenue and expense growth rates, changes in working capital and the selection and use of an appropriate discount rate. The Company uses its judgment in assessing whether assets may have become impaired between annual impairment tests. Indicators such as unexpected adverse business conditions, economic factors, unanticipated technological change or competitive activities, loss of key personnel and acts by governments and courts, may signal that an asset has become impaired.

        Intangible assets with estimable lives and other long-lived assets are reviewed for impairment whenever events of changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with Financial Accounting Standards Board Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). Recoverability of intangible assets with estimable lives and other long-lived assets is measured by a comparison of the carrying amount of an asset or asset group to future net undiscounted pretax cash flows expected to be generated by the asset or asset group. If these comparisons indicate that an asset is not recoverable, the impairment loss recognized is the amount by which the carrying amount of the asset or asset group exceeds the related estimated fair value. Estimated fair value is based on either discounted future pretax operating cash flows or appraised values, depending on the nature of the asset. The Company determines the discount rate for this analysis based on the expected internal rate of return for the related business and does not allocate interest charges to the asset or asset group being measured. Judgment is required to estimate discounted future operating cash flows.

        The following table adjusts net income in 2001 to reflect what it would have been if FAS 142 was adopted on January 1, 2001:

	Years Ended December 31,
	2003	2002	2001
	(in thousands, except per share information)
Net income, as reported	$33,362	$32,622	$26,556
Add back: goodwill amortization, net of tax	—	—	3,220

Adjusted net income	$33,362	$32,622	$29,776

Basic earnings per share:
Net income, as reported	$1.22	$1.22	$1.00
Goodwill amortization	—	—	0.12

Adjusted net income	$1.22	$1.22	$1.12

Diluted earnings per share:
Net income, as reported	$1.21	$1.21	$0.99
Goodwill amortization	—	—	0.12

Adjusted net income	$1.21	$1.21	$1.11

        The changes in the carrying amount of goodwill are as follows:

	December 31,
	2003	2002
	(in thousands)
Carrying amount at the beginning of year	$163,226	$124,544
Goodwill acquired during the year	8,451	30,662
Adjustments to goodwill during the period	(130)	—
Effect of change in exchange rates used for translation	13,354	8,020

Carrying amount at end of year	$184,901	$163,226

        Other intangible assets include the following and are presented in "Other Assets: "Other", in the Consolidated Balance Sheets:

	December 31,
	2003		2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Patents	$8,449	$(3,862)	$8,353	$(3,445)
Other	3,377	(1,245)	4,888	(917)

Total amortizable intangibles	11,826	(5,107)	13,241	(4,362)

Intangible assets not subject to amortization.	10,029	—	10,256	—

Total	$21,855	$(5,107)	$23,497	$(4,362)

        Aggregate amortization expense for amortized other intangible assets for the year ended December 31, 2003, 2002 and 2001 was $763,000, $477,000 and $484,000, respectively. Additionally, future amortization expense on other intangible assets approximates $517,000 for 2004, $511,000 for 2005 and $472,000 for 2006 and 2007 and $448,000 for 2008.

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

Foreign Currency Translation

        The financial statements of subsidiaries located outside the United States generally are measured using the local currency as the functional currency. Balance sheet accounts, including goodwill, of foreign subsidiaries are translated into United States dollars at year-end exchange rates. Income and expense items are translated at weighted average exchange rates for each period. Net translation gains or losses are included in other comprehensive income, a separate component of stockholders' equity. The Company does not provide for U.S. income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings of foreign subsidiaries. Gains and losses from foreign currency transactions of these subsidiaries are included in net earnings.

Stock Based Compensation

        The Company accounts for stock based compensations in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), and related interpretations. The Company records stock based compensation expense associated with its Management Stock Purchase Plan due to the discount from market price. Stock-based compensation expense is amortized to expense on a straight-line basis over the vesting period. The following table illustrates the effect on reported net income and earnings per common share if the Company had applied the fair value method to measure stock-based compensation, which is described more fully in Note 13 as required under the disclosure provisions of Financial Accounting Standards Board No. 123,

"Accounting for Stock-Based Compensation" (FAS 123) as amended by Financial Accounting Standards Board No. 148 "Accounting for Stock-Based Compensation Transition and Disclosure" (FAS 148).

	Years Ended December 31,
	2003	2002	2001
	(in thousands)
Net income, as reported	$33,362	$32,622	$26,556
Add: Stock-based employee compensation expense from the Management Stock Purchase Plan included in reported net income, net of tax	131	164	184
Deduct: Stock-based employee expense determined under the fair value method, net of tax:
Restricted stock units (Management Stock Purchase Plan)	(271)	(220)	(192)
Employee stock options	(575)	(573)	(551)

Proforma net income	$32,647	$31,993	$25,997

Earnings per share:
Basic—as reported	$1.22	$1.22	$1.00
Basic—proforma	1.19	1.20	0.98
Dilutive—as reported	1.21	1.21	0.99
Dilutive—proforma	$1.18	$1.19	$0.97

Net Income Per Common Share

        Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding. The calculation of diluted earnings per share assumes the conversion of all dilutive securities (see Note 13).

        Net income and number of shares used to compute net earnings per share, basic and assuming full dilution, are reconciled below:

	Years Ended December 31,
	2003			2002			2001
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(Amounts in thousands, except per share information)
Basic EPS	$33,362	27,455	$1.22	$32,622	26,718	$1.22	$26,556	26,497	$1.00
Dilutive securities principally common stock options	—	237	0.01	—	338	0.01	—	305	0.01

Diluted EPS	$33,362	27,692	$1.21	$32,622	27,056	$1.21	$26,556	26,802	$0.99

        Stock options to purchase 706,656 shares of common stock were outstanding at December 31, 2001, but were not included in the computation of diluted earnings per share because the options exercise price was greater than the average market price of the common shares and therefore, the effect would have been antidilutive. There were none outstanding at December 31, 2003 and 2002.

Derivative Financial Instruments

        In the normal course of business, the Company manages risks associated with commodity prices, foreign exchange rates and interest rates through a variety of strategies, including the use of hedging transactions, executed in accordance with the Company's policies. The Company's hedging transactions include, but are not limited to, the use of various derivative financial and commodity instruments. As a matter of policy, the Company does not use derivative instruments unless there is an underlying exposure. Any change in the value of our derivative instruments would be substantially offset by an opposite change in the value of the underlying hedged items. The Company does not use derivative instruments for trading or speculative purposes.

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

        The ineffective portion of fair value changes on qualifying hedges is recognized in earnings immediately. If a fair value or cash flow hedge were to cease to qualify for hedge accounting or be terminated, it would continue to be carried on the balance sheet at fair value until settled, but hedge accounting would be discontinued prospectively. If a forecasted transaction were no longer probable of occurring, amounts previously deferred in accumulated other comprehensive income would be recognized immediately in earnings. On occasion, the Company may enter into a derivative instrument for which hedge accounting is not required because it is entered into to offset changes in the fair value of an underlying transaction which is required to be recognized in earnings (natural hedge). These instruments are reflected in the Consolidated Balance Sheets at fair value with changes in fair value recognized in earnings.

        Certain forecasted transactions, primarily intercompany sales between the United States and Canada, and assets are exposed to foreign currency risk. The Company monitors its foreign currency exposures on an ongoing basis to maximize the overall effectiveness of its foreign currency hedge positions. During 2003, the Company used foreign currency forward contracts as a means of hedging exposure to foreign currency risks. The Company's foreign currency forwards have been designated and qualify as cash flow hedges under the criteria of FAS 133. FAS 133 requires that changes in fair value of derivatives that qualify as cash flow hedges be recognized in other comprehensive income while the ineffective portion of the derivative's change in fair value be recognized immediately in earnings.

        Portions of the Company's outstanding debt are exposed to interest rate risks. The Company monitors its interest rate exposures on an ongoing basis to maximize the overall effectiveness of its interest rates. During 2003, the Company entered into an interest rate swap as a means of hedging exposure to interest rate risks (see Note 11). The Company's swap was designated as a cash flow hedge under the criteria of FAS 133.

Shipping and Handling

        Shipping and handling costs included in selling, general and administrative expense amounted to $22,111,000, $20,900,000 and $21,002,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Research and Development

        Research and development costs included in selling, general, and administrative expense amounted to $9,178,000, $9,132,000 and $6,584,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Revenue Recognition

        The Company recognizes revenue when all of the following criteria have been met: the Company has entered into a binding agreement, the product has been shipped and title passes, the sales price to the customer is fixed or is determinable, and collectability is reasonably assured. Provisions for estimated returns and allowances are made at the time of sale, and are recorded as a reduction of sales and included in the allowance for doubtful accounts in the Consolidated Balance Sheets. The Company records provisions for sales incentives (primarily volume rebates), as an adjustment to net sales in accordance with the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) Issue 00-14, "Accounting for Certain Sales Incentives"(EITF 00-14) and EITF Issue No 01-9, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products".

Advertising

        The Company records advertising expense as incurred.

Basis of Presentation

        Certain amounts in years 2002 and 2001 have been reclassified to permit comparison with the 2003 presentation.

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

        In July 2002, the FASB issued Financial Accounting Standards Board Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (FAS 146). The principal difference between this Statement and Emergency Issues Task Force (EITF) Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (Issue 94-3) relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted FAS 146 effective January 1, 2003 and its adoption was not material to the consolidated financial statements.

        In November 2002, the FASB issued Financial Accounting Standards Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of certain guarantees. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a roll-forward of the entity's product warranty liabilities. FIN 45 required the application of the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002. The Company adopted the disclosure provisions of FIN 45 effective December 31, 2002. The Company does offer warranties for its products, but the returns under warranty have been immaterial. The warranty reserve is part of the sales returns and allowances reserve, a component of the Company's allowance for doubtful accounts. The Company adopted FIN 45 effective January 1, 2003 and its adoption was not material to the consolidated financial statements.

        In December 2002, the FASB issued Financial Accounting Standards Board Statement No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure" (FAS 148). FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. FAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, FAS 148 requires disclosure of the pro forma effect in interim financial statements. The additional disclosure requirements of FAS 148 were effective for fiscal years ended after December 15, 2002. The Company currently continues to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 and the Company provided the disclosures required by FAS 148.

        In December 2002, the EITF issued EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." This consensus provides guidance in determining when a revenue arrangement with multiple deliverables should be divided into separate units of accounting, and, if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units. The provisions of EITF 00-21 are effective for revenue arrangements entered during fiscal periods beginning after June 15, 2003. The Company adopted EITF 00-21, effective July 1, 2003, and its adoption was not material to the consolidated financial statements.

        In January 2003, the FASB issued Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46) which requires the consolidation of variable interest entities (VIE) by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 was effective for all new VIEs created or acquired after January 31, 2003. In October 2003, the FASB delayed the effective date for some VIEs that existed prior to February 1, 2003, provided the reporting entity had not "issued" financial statements reporting the VIE in accordance with Interpretation 46. FIN 46 was effective for the first interim or annual period ending after December 15, 2003. In December 2003, the FASB issued a revision to FIN 46 (FIN 46R). Under the revised provisions, public entities are required to apply the guidance if the entity has interests in VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2003. The Company adopted FIN 46R and as a result has consolidated Jameco International, LLC (the LLC) effective October 1, 2003 (the fourth quarter of fiscal 2003). The LLC imports and sells vitreous china, imported faucets and faucet parts and imported bathroom accessories to the North American home improvement retail market. Its annual sales for the twelve months ended December 31, 2003, were approximately $16,079,000. The LLC maintains a line of credit with a financial institution collateralized by a first security interest in the LLC's assets. The creditors have no recourse to the Company. The assets as of December 31, 2003 of $3,960,000 are comprised primarily of accounts receivable and inventory which the Company believes are collectable and saleable, respectively, within the normal course of business. The Company has a subordinated security interest in the assets of the LLC pertaining to its loan receivable of $2,230,680 at December 31, 2003, which eliminates in consolidation as the result of the application of FIN 46R. Prior to the adoption of FIN 46R, the Company accounted for its investment of 49% in the LLC using the equity method.

        The Company also maintains another variable interest in a VIE. In 2000 the Company entered into an agreement with Plumworld.co.uk Ltd in which the Company maintains a 20% interest in Plumbworld. Plumbworld is primarily an e-business that sells bathroom and sanitary appliances, as well as, plumbing and heating products, tools and plumbing consumables. Its annualized sales are approximately $7,100,000. The Company maintains a notional amount of approximately $500 investment in Plumbworld and maintains a loan receivable in amount of approximately $850,000 with Plumbworld. The Company continues to account for its investment in Plumbworld using the equity method.

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

        In May 2003, the FASB issued Financial Accounting Standards Board Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (FAS 150). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FAS 150 is effective for certain financial instruments entered into or modified after May 31, 2003. For unmodified financial instruments existing at May 31, 2003, FAS 150 is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted FAS 150 apart from the deferral by FASB Staff Position 150-3 (FAS 150-3) of certain mandatorilly redeemable non controlling interests and its adoption was not material to the consolidated financial statements.

(3)   Discontinued Operations

        In September 1996, the Company divested its Municipal Water Group businesses, which included Henry Pratt, James Jones Company and Edward Barber and Company Ltd. Costs and expenses related to the Municipal Water Group for 2003 relate to legal and settlement costs associated with the James Jones Litigation (see Note 15). Specifically, in 2003, a settlement payment of $13,000,000, of which the Company paid $11,000,000, has been made to settle the claims of the three cities (Santa Monica, San Francisco and East Bay Municipal Water District) chosen by the Relator as having the strongest claims. This settlement, which was primarily expensed in prior years, and other legal fees, required the Company to record additional net of tax charges for the year ended December 31, 2003, of $2,665,000.

        The Company also recorded a charge attributable to payments to be made to the selling shareholders of the James Jones Company pursuant to the Company's original purchase agreement. For the year ended December 31, 2003, the Company recorded a net of tax charge of $446,000.

        Condensed operating statements and balance sheets for discontinued operations is summarized below:

	Years Ended December 31,
	2003	2002	2001
	(in thousands)
Net sales	$—	$—	$—
Costs and expenses
Municipal Water Group	(5,058)	—	—

Loss before income taxes	(5,058)	—	—
Income tax benefit	1,947	—	—

Loss from discontinued operations, net of taxes	$(3,111)	$—	$—

	December 31,
	2003	2002
	(in thousands)
Prepaid expenses and other assets	$875	$1,914
Deferred income taxes	3,585	6,741

Assets of discontinued operations	$4,460	$8,655

Accrued expenses and other liabilities	11,302	18,906

Liabilities of discontinued operations	$11,302	$18,906

(4)   Restructuring and Other Charges

        The Company continues to implement a plan to consolidate several of its manufacturing plants both in North America and Europe. At the same time it is expanding its manufacturing capacity in China and other low cost areas of the world. The implementation of this manufacturing restructuring plan began during the fourth quarter of 2001. The projects for which charges were recorded in the fourth quarter of 2001 are essentially complete. During 2002, the Company decided to expand the scope of the manufacturing restructuring plan and transfer certain production to low cost manufacturing plants in Tunisia and Bulgaria. The expanded plan is essentially complete as of December 31, 2003. The Company recorded pre-tax manufacturing restructuring and other costs of $1,655,000, net of recoveries, for the year ended December 31, 2003. The manufacturing restructuring and other costs recorded consist primarily of severance costs, asset write-downs and accelerated depreciation. The severance costs, which have been recorded as restructuring, are for 48 employees in manufacturing and administration groups. The Company expects to complete severance payments by the end of the first quarter of 2004. Asset write-downs consist primarily of write-offs of inventory related to product lines that the Company has discontinued as part of this restructuring plan and are recorded in cost of goods sold. Accelerated depreciation is based on shorter remaining estimated useful lives of certain fixed assets and has been recorded in cost of goods sold. Other costs consist primarily of removal and shipping costs associated with relocation of manufacturing equipment and have been recorded in cost of goods sold and have been expensed as incurred.

        Details of the Company's manufacturing restructuring plan through December 31, 2003 are as follows:

	Balance 12/31/01	Provisions 2002	Utilized 2002	Balance 12/31/02	Provisions 2003	Utilized 2003	Balance 12/31/03
	(in thousands)
Restructuring	$762	$638	$981	$419	$426	$804	$41
Asset write-downs	—	2,491	2,491	—	479	479	—
Other costs	—	960	960	—	750	750	—

Total	$762	$4,089	$4,432	$419	$1,655	$2,033	$41

(5)   Business Acquisitions

        On July 30, 2003, a wholly-owned subsidiary of the Company acquired Giuliani Anello S.r.l. located in Cento Bologna, Italy for approximately $10,600,000 in cash net of acquired cash of $1,400,000. Giuliani Anello manufactures and distributes valves and filters utilized in heating applications including strainer filters, solenoid valves, flow stop valves, stainless steel water filter elements and steam cleaning filters.

        On April 18, 2003, a wholly-owned subsidiary of the Company acquired Martin Orgee UK Ltd. located in Kidderminster, West Midlands, United Kingdom for approximately $1,600,000 in cash. Martin Orgee distributes a line of plumbing and heating products to the wholesale, commercial and OEM markets in the United Kingdom and Southern Ireland. Martin Orgee also assembles pumping systems for under-floor radiant heat applications.

        On July 29, 2002 a wholly-owned subsidiary of the Company acquired F&R Foerster and Rothmann GmbH (F&R) located in Neuenburg am Rhein, Germany, for approximately $2,300,000 in cash less assumed net debt of $800,000. F&R manufactures and distributes a line of gauges predominately to the French and German OEM markets.

        On July 15, 2002, a wholly-owned subsidiary of the Company acquired ADEV Electronic SA (ADEV) located in Rosieres, France and its closely affiliated distributor, E.K. Eminent A.B. (Eminent) located in Gothenburg, Sweden for approximately $12,900,000 in cash less assumed net debt of $3,500,000. ADEV also has a low cost manufacturing facility located in Tunisia. ADEV manufactures and distributes electronic systems predominantly to the OEM market. Their product lines include thermostats and controls for heating, ventilation and air conditioning, control systems for hydronic and electric floor warming systems, and controls for other residential applications. Eminent distributes electronic controls, mechanical thermostats and other electric control related products throughout the European Nordic countries.

        On May 9, 2002, a wholly-owned subsidiary of the Company acquired Hunter Innovations of Sacramento, California for $25,000,000, of which approximately $10,000,000 was paid in cash at the closing and the balance in interest bearing notes, payable in equal annual installments through 2006. Hunter Innovations was founded in 1995 and has developed a line of large backflow prevention devices that represent a significant advance in technology. The improved product features that are important to the backflow prevention markets include lighter weight, more compact design, better flow characteristics, improved serviceability and multiple end-connection and shutoff valve options. On May 9, 2003, the Company made an additional payment of approximately $3,750,000 for the first installment on the interest bearing notes.

        In March 5, 2002, the Company entered into a joint venture with the Yuhuan County Cheng Guan Metal Hose Factory (Cheng Guan) located in Taizhou, Zhejiang Province of the People's Republic of China. Cheng Guan, is a manufacturer of a variety of plumbing products sold both into the Chinese domestic market and export markets. Its product lines were contributed to the joint venture and include hose, hose connectors, multi-layer tubing and stainless steel braided hose. The joint venture is owned 60% by the Company and 40% by its Chinese partner. On January 29, 2003, the Company made an additional payment of $3,000,000 associated with the Cheng Guan joint venture bringing the aggregate cash investment to $8,000,000 for the 60% interest.

        On September 28, 2001, a wholly-owned subsidiary of the Company acquired the assets of the Powers Process Controls Division of Mark Controls Corporation, a subsidiary of Crane Co. located in Skokie, Illinois and Mississauga, Ontario, Canada for approximately $13,000,000 in cash. Powers designs and manufactures thermostatic mixing valves for personal safety and process control applications in commercial and institutional facilities. It also manufactures control valves and commercial plumbing brass products including shower valves and lavatory faucets.

        On June 13, 2001, a wholly-owned subsidiary of the Company acquired Premier Manufactured Systems, Inc., located in Phoenix, Arizona for approximately $5,000,000 in cash. Premier manufactures water filtration systems for both residential and commercial applications and other filtration products including under-the-counter ultraviolet filtration as well as a variety of sediment and carbon filters.

        On June 1, 2001, a wholly-owned subsidiary of the Company acquired Fimet S.r.l. (Fabbrica Italiana Manometri e Termometri) located in Milan, Italy and its wholly-owned subsidiary, MTB AD, which is located in Bulgaria for approximately $6,000,000. The acquired business manufactures pressure and temperature gauges for use in the HVAC market.

        On January 5, 2001, a wholly-owned subsidiary of the Company acquired Dumser Metallbau GmbH & Co. KG located in Landau, Germany for approximately $20,000,000 in cash. The main products of Dumser include brass, steel and stainless steel manifolds used as a prime distribution device in hydronic heating systems. Dumser has a 51% controlling share of Stern Rubinetti. Stern Rubinetti is an Italian manufacturing company producing brass components located in Brescia, Italy.

        The acquisitions above have been accounted for utilizing the purchase method of accounting. The pro-forma results have not been displayed, as the combined results are not significant.

(6)   Other Comprehensive Income (Loss)

        Other comprehensive income (loss) consist of the following:

	Foreign Currency Translation	Pension Adjustment	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2001	$(24,281)	$—	$—	$(24,281)
Change in period	16,475	(3,988)	—	12,487

Balance December 31, 2002	(7,806)	(3,988)	—	(11,794)
Change in period	27,394	(1,841)	46	25,599

Balance December 31, 2003	$19,588	$(5,829)	$46	$13,805

(7)   Inventories

        Inventories consist of the following:

	December 31,
	2003	2002
	(in thousands)
Raw materials	$41,998	$40,591
Work in process	24,348	17,289
Finished goods	90,253	75,535

	$156,599	$133,415

        Finished goods of $11,015,000 and $13,774,000 as of December 31, 2003 and 2002, respectively, were consigned.

(8)   Property, Plant and Equipment

        Property, plant and equipment consists of the following:

	December 31,
	2003	2002
	(in thousands)
Land	$9,354	$8,980
Buildings and improvements	75,428	64,935
Machinery and equipment	194,248	166,684
Construction in progress	5,220	8,334

	284,250	248,933
Accumulated Depreciation	(138,539)	(114,557)

	$145,711	$134,376

        The Company also maintains assets held for sale of $1,938,000 and $2,464,000 as of December 31, 2003 and 2002, respectively. These amounts are primarily for the Company's former distribution center for the German market that was closed during 2002 due to the Company's manufacturing restructuring plan. In accordance with FAS 144, the Company has classified this asset as an "Assets held for Sale" in the Consolidated Balance Sheets as of December 31, 2003 and 2002 and is carrying the asset at the estimated fair market value less costs to sell. The Company has kept this asset held for sale beyond one year as it is still actively marketing the building. During 2003, the Company reduced the asking price and in accordance with FAS 144 wrote down the asset to the estimated fair market value less costs to sell.

(9)   Income Taxes

        The significant components of the Company's deferred income tax liabilities and assets are as follows:

	December 31,
	2003	2002
	(in thousands)
Deferred income tax liabilities:
Excess tax over book depreciation	$16,447	$13,806
Intangibles	4,400	4,496
Other	2,598	2,490

Total deferred tax liabilities	23,445	20,792

Deferred income tax assets:
Accrued expenses	13,166	12,189
Net operating loss carry-forward	4,384	4,664
Inventory reserves	4,545	4,056
Other	9,481	7,508

Total deferred tax assets	31,576	28,417
Less: valuation allowance	(557)	(709)

Net deferred tax	31,019	27,708

Net deferred tax assets	$7,574	$6,916

        The provision for income taxes from continuing operations is based on the following pre-tax income:

	Years Ended December 31,
	2003	2002	2001
	(in thousands)
Domestic	$40,457	$37,931	$30,152
Foreign	18,372	12,287	10,016

	$58,829	$50,218	$40,168

        The provision for income taxes from continuing operations consists of the following:

	Years Ended December 31,
	2003	2002	2001
	(in thousands)
Current tax expense
Federal	$12,195	$12,408	$11,411
Foreign	6,256	4,241	4,238
State	2,436	2,139	2,125

	20,887	18,788	17,774

Deferred tax expense (benefit)
Federal	802	(358)	(2,096)
Foreign	509	(630)	(1,593)
State	158	(204)	(473)

	1,469	(1,192)	(4,162)

	$22,356	$17,596	$13,612

        Actual income taxes reported from continuing operations are different than would have been computed by applying the federal statutory tax rate to income from continuing operations before income taxes. The reasons for this difference are as follows:

	Years Ended December 31,
	2003	2002	2001
	(in thousands)
Computed expected federal income expense	$20,590	$17,576	$14,059
State income taxes, net of federal tax benefit	1,686	1,257	1,074
Goodwill amortization	—	—	751
Foreign tax rate differential	335	(862)	(1,025)
Other, net	(255)	(375)	(1,247)

	$22,356	$17,596	$13,612

        At December 31, 2003, the Company had net operating loss carryforwards of $11,500,000 for income tax purposes. All of the net operating losses are foreign losses and can be carried forward indefinitely. The net operating losses relate to European operations. The Company had a valuation allowance of $557,000 and $709,000 as of December 31, 2003 and 2002, respectively, against a portion of the net operating loss carryforwards. The valuation allowance is primarily attributable to net operating losses generated in locations in which the Company has not yet been able to determine with certainty the recoverability. Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $100,800,000 at December 31, 2003, $78,100,000 at December 31, 2002, and $55,500,000 at December 31, 2001. Those earnings are considered to be indefinitely reinvested, and, accordingly, no provision for U.S. federal and state income taxes has been recorded thereon. Upon distribution of those earnings, in the form of dividends or otherwise, the Company will be subject to withholding taxes payable to the various foreign countries. Determination of the amount of U.S. income tax liability that would be incurred is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce some portion of any U.S. income tax liability. Withholding taxes of approximately $3,900,000 would be payable upon remittance of all previously unremitted earnings at December 31, 2003.

        The Company believes that it is more likely than not that it will be able to recover the deferred tax assets not subject to valuation allowance.

(10) Accrued Expenses and Other Liabilities

        Accrued expenses and other liabilities consist of the following:

	December 31,
	2003	2002
	(in thousands)
Commissions and sales incentives payable	$18,869	$13,370
Accrued insurance	16,104	14,168
Pension liability	1,501	5,259
Other	15,689	22,380
Income taxes payable	3,089	1,860

	$55,252	$57,037

(11) Financing Arrangements

        Long-term debt consists of the following:

	December 31,
	2002	2001
	(in thousands)
8 3/8% notes due December 2003	$—	$75,000
4.87% notes due May 2010	50,000	—
5.47% notes due May 2013	75,000	—
Hunter Innovations notes with principal payable in three equal annual installments, accruing interest monthly, due May 2006 (annual interest rate of 2.70% and 4.11% at December 31, 2003 and 2002, respectively)	11,250	15,000

$150 million revolving credit facility maturing in February 2005, amended to include a $75 million tranche for euro based borrowing. U.S. loan interest accruing at a variable rate (4.25% at December 31, 2002) of either Eurocurrency rate loans at a LIBOR rate plus the applicable margin with respect to eurocurrency rate loans in effect for that period, or the U.S. base rate, which is the higher of the "prime rate" or (0.5%) above the Federal Funds Effective Rate. European loan interest accruing at a variable rate (2.83% at December 31, 2003 and 3.84% at December 31, 2002) of either eurocurrency rate loans at a EURIBOR rate plus the applicable margin with respect to eurocurrency rate loans in effect for that period, or the euro base rate plus the greater of 1.0% and the applicable margin with respect to euro base rate loans in effect for that period. At December 2003, $44,089,000 was borrowed for euro based borrowings and there were no outstanding U.S. borrowings. At December 2002, of the $41,649,000, $6,000,000 was borrowed under the U.S. tranche and $35,649,000 was borrowed for euro based borrowings	44,089	41,649
Other—which consists primarily of loans held by our Chinese joint ventures (at interest rates ranging from 3.00% to 11.28%)	11,973	6,838

	192,312	138,487
Less Current Maturities	13,251	82,211

	$179,061	$56,276

        Principal payments during each of the next five years and thereafter are due as follows (in thousands): 2004—$13,251; 2005—$48,357; 2006—$4,194; 2007—$867; 2008—$244 and thereafter—$125,399.

        On May 15, 2003, the Company completed a private placement of $125,000,000 of senior unsecured notes consisting of $50,000,000 principal amount of 4.87% senior notes due 2010 and $75,000,000 principal amount of 5.47% senior notes due 2013. The Company used the net proceeds from the private placement to purchase treasury securities to repay the $75,000,000 principal amount of 8 3/8% Notes due December 2003. Additional net proceeds were used to repay approximately $32,000,000 outstanding under the Revolving Credit Facility. The balance of the net proceeds will be used for general corporate purposes. The payment of interest on the senior unsecured notes is due semi-annually on May 15th and November 15th of each year. The senior unsecured notes were issued by Watts Water Technologies, Inc. and are subordinated to the Revolving Credit Facility, which is at the subsidiary level. The senior unsecured notes allow the Company to have (i) debt senior to the new notes in an amount up to $150,000,000 plus 5% of stockholders' equity and (ii) debt pari passu or junior to the senior unsecured notes to the extent the Company maintains compliance with a 2.00 to 1.00 fixed charge coverage ratio. The notes include a prepayment provision which might require a make-whole payment to the note holders. Such payment is dependent upon the level of the respective treasuries. The notes include other customary terms and conditions, including events of default.

        On February 28, 2002, the Company entered into a revolving credit facility with a syndicate of banks (as amended, the Revolving Credit Facility). The Revolving Credit Facility provides for borrowings of up to $150,000,000, which includes a $75,000,000 tranche for euro-based borrowings, and matures in February 2005. The Revolving Credit Facility is being used to support the Company's acquisition program, working capital requirements and for general corporate purposes.

        Effective July 1, 2003, the Company entered into an interest rate swap for a notional amount of 25,000,000 euro outstanding on our Revolving Credit Facility. The Company swapped the variable rate from the Revolving Credit Facility which is three month EURIBOR plus 0.7% for a fixed rate of 2.33%. The term of the swap is two years. The Company has designated the swap as a hedging instrument using the cash flow method. The swap hedges the cash flows associated with interest payments on the first 25,000,000 euro of the Revolving Credit Facility. The Company marks to market the changes in value of the swap through other comprehensive income. Any ineffectiveness has been recorded in income. The fair value of the swap recorded in other comprehensive income as of December 31, 2003 was $46,000.

        Outstanding indebtedness under the Revolving Credit Facility bears interest at a rate determined by the type (currency) of loan plus an applicable margin determined by the Company's debt rating. The average interest rate for borrowings under the Revolving Credit Facility was approximately 2.8% at December 31, 2003. The Revolving Credit Facility includes operational and financial covenants customary for facilities of this type, including, among others, restrictions on additional indebtedness, liens and investments and maintenance of certain leverage ratios. As of December 31, 2003, The Company was in compliance with all covenants related to the Revolving Credit Facility.

        The Company maintains letters of credit that guarantee its performance or payment to third parties in accordance with specified terms and conditions. Amounts outstanding were approximately $29,880,000 as of December 31, 2003 and $19,522,000 as of December 31, 2002. The Company's letters of credit are primarily letters of credit associated with insurance coverage and to a lesser extent foreign purchases. The Company's letters of credit generally expire within one year of issuance. The increase is primarily associated with insurance coverage. These instruments may exist or expire without being drawn down. Therefore, they do not necessarily represent future cash flow obligations.

(12) Common Stock

        Since 1997, the Company's Board of Directors has authorized the repurchase of 4,380,200 shares of the Company's Common Stock in the open market and through private purchases. Since the inception of this repurchase program, 3,716,000 shares of the Company's Common Stock have been repurchased and retired.

        The Class A Common Stock and Class B Common Stock have equal dividend and liquidation rights. Each share of the Company's Class A Common Stock is entitled to one vote on all matters submitted to stockholders and each share of Class B Common Stock is entitled to ten votes on all such matters. Shares of Class B Common Stock are convertible into shares of Class A Common Stock, on a one-to-one basis, at the option of the holder. As of December 31, 2003, the Company has reserved a total of 3,528,825 of Class A Common Stock for issuance under its stock-based compensation plans and 7,605,224 shares for conversion of Class B Common Stock to Class A Common Stock.

(13) Stock-Based Compensation

        The Company maintains four stock option plans under which key employees and outside directors have been granted incentive (ISOs) and nonqualified (NSOs) options to purchase the Company's Class A Common Stock. Generally, options become exercisable over a five year period at the rate of 20% per year and expire ten years after the date of grant. ISOs and NSOs granted under the plans have exercise prices of not less than 100% and 50% of the fair market value of the common stock on the date of grant, respectively. At December 31, 2003, 3,528,825 shares of Class A Common Stock were authorized for future grants of options under the Company's stock option plans.

        The following is a summary of stock option activity and related information:

	Years Ended December 31,
	2003		2002		2001
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
	(Options in thousands)
Outstanding at beginning of year	1,455	$14.29	1,757	$13.31	1,714	$13.03
Granted	248	16.70	273	15.50	230	15.19
Cancelled	(387)	13.35	(73)	11.75	(76)	13.89
Exercised	(301)	14.98	(502)	11.88	(111)	12.54

Outstanding at end of year	1,015	$14.90	1,455	$14.29	1,757	$13.31

Exercisable at end of year	504	$13.92	858	$14.11	1,171	$13.20

        The following table summarizes information about options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(Options in thousands)
$9.20—$10.59	90	5.2	$10.58	90	$10.58
$10.72—$14.05	153	6.7	12.08	111	12.10
$14.29—$17.50	772	7.0	16.05	303	15.57

	1,015	6.3	$14.90	504	$13.92

        The Company also has a Management Stock Purchase Plan that allows for the granting of Restricted Stock Units (RSUs) to key employees to purchase up to 1,000,000 shares of Class A Common Stock at 67% of the fair market value on the date of grant. RSUs vest annually over a three year period from the date of grant. The difference between the RSU price and fair market value at the date of grant is amortized to compensation expense ratably over the vesting period. At December 31, 2003, 200,692 RSUs were outstanding. Dividends declared for RSUs that remain unpaid at December 31, 2003 total $62,172.

        The Company has elected to follow APB No. 25 and related interpretations in accounting for its stock-based compensation. In addition the Company provides proforma disclosure of stock-based compensation, as measured under the fair value requirements of FAS 123. These proforma disclosures, which are calculated for awards granted after June 30, 1995, are provided in Footnote 2 as required under FAS 148. The weighted average grant date fair value of options granted are $4.48, $4.43 and $6.74 for the years ending December 31, 2003, 2002 and 2001, respectively. Also, the weighted average grant date fair value of RSUs related to Management Stock Purchase Plan are $6.55, $5.48 and $7.30 for the years ending December 31, 2003, 2002 and 2001, respectively.

        The fair value of the Company's stock-based awards to employees (used in reconciliation of Footnote 2) was estimated using a Black-Scholes option pricing model and the following assumptions:

	Years Ended December 31,
	2003	2002	2001
Expected life (years)	5.0	5.0	5.0
Expected stock price volatility	28.3%	33.2%	52.4%
Expected dividend yield	1.4%	1.6%	1.6%
Risk-free interest rate	3.25%	2.65%	4.36%

        The fair value of the Company's Management Stock Purchase Plan to employees (used in reconciliation of Footnote 2) was estimated using a Black-Scholes option pricing model and the following assumptions:

	Years Ended December 31,
	2003	2002	2001
Expected life (years)	3.0	3.0	3.0
Expected stock price volatility	28.3%	33.2%	52.4%
Expected dividend yield	1.5%	1.7%	1.6%
Risk-free interest rate	5.63%	2.65%	4.36%

(14) Employee Benefit Plans

        The Company sponsors funded and unfunded defined benefit pension plans covering substantially all of its domestic employees. Benefits are based primarily on years of service and employees' compensation. The funding policy of the Company for these plans is to contribute an annual amount that does not exceed the maximum amount that can be deducted for federal income tax purposes. The Company uses a September 30 measurement date for its plans.

        The funded status of the defined benefit plans and amounts recognized in the balance sheet are as follows:

	December 31,
	2003	2002
	(in thousands)
Change in projected benefit obligation
Balance at beginning of the year	$41,961	$36,038
Service cost	2,021	1,512
Interest cost	2,789	2,683
Actuarial loss	6,550	3,495
Amendments/curtailments	150	96
Benefits paid	(1,730)	(1,863)

Balance at end of year	$51,741	$41,961

Change in fair value of plan assets
Balance at beginning of the year	$25,535	$28,724
Actual gain (loss) on assets	4,611	(1,514)
Employer contributions	3,773	188
Benefits paid	(1,730)	(1,863)

Fair value of plan assets at end of the year	$32,189	$25,535

Funded Status	$(19,552)	$(16,426)
Unrecognized transition obligation	(148)	(403)
Unrecognized prior service costs	1,498	1,567
Unrecognized net actuarial gain	13,681	10,003
Contributions after measurement date and on or before fiscal year end	3,020	—

Net amount recognized	$(1,501)	$(5,259)

        Amounts recognized in the statement of financial position are as follows:

	December 31,
	2003	2002
	(in thousands)
Accrued benefit costs	$(1,501)	$(5,259)
Minimum pension liability	$(10,551)	$(7,526)
Intangible assets	$1,073	$1,073

        Information for pension plans with an accumulated benefit obligation in excess of plan assets are as follows:

	December 31,
	2003	2002
	(in thousands)
Projected benefit obligation	$51,741	$41,961
Accumulated benefit obligation	$47,260	$38,320
Fair value of plan assets	$32,189	$25,535

        The components of net periodic benefit cost are as follows:

	Years Ended December 31,
	2003	2002	2001
	(in thousands)
Service cost—benefits earned	$2,021	$1,512	$1,383
Interest costs on benefits obligation	2,789	2,683	2,487
Estimated return on assets	(2,281)	(2,520)	(3,003)
Transitional obligation/(asset) amortization	(255)	(255)	(255)
Prior service cost amortization	219	205	146
Net loss/(gain) amortization	521	—	(173)

Net periodic benefit cost	$3,014	$1,625	$585

        Additional Information:

	December 31,
	2003	2002
	(in thousands)
Increase in minimum liability included in other comprehensive income	$3,046	$6,432

        Assumptions:

        Weighted-average assumptions used to determine benefit obligations:

	December 31,
	2003	2002
Discount rate	6.00%	6.75%
Rate of compensation increase	4.00%	4.00%

        Weighted-average assumptions used to determine net periodic benefit costs:

	December 31,
	2003	2002	2001
Discount rate	6.75%	7.50%	7.50%
Long-term rate of return on asset	8.50%	9.00%	9.00%
Rate of compensation increase	4.00%	4.50%	4.50%

        In selecting the expected long-term rate of return on assets, the Company considers the average rate of earnings expected on the funds invested or to be invested to provide for the benefits of this plan. This includes considering the trust's asset allocation and the expected returns likely to be earned over the life of the plan. This basis is consistent with the prior year.

  Plan assets:

        The weighted average asset allocations by asset category is as follows:

	Plan Assets At December 31,
Asset Category
	2003	2002
Equity securities	74.8%	52.8%
Debt securities	25.2%	44.2%
Real estate	—%	—%
Other/cash	—%	3.0%

Total	100.0%	100.0%

        The Company's written Retirement Plan Investment Policy sets forth the investment policy, objectives and constraints of the Watts Water Technologies, Inc. Pension Plan. This Retirement Plan Investment Policy, set forth by the Pension Plan Committee, defines general investment principles and directs investment management policy, addressing preservation of capital, risk aversion and adherence to investment discipline. Investment managers are to make a reasonable effort to control risk and are evaluated quarterly against commonly accepted benchmarks to ensure that the risk assumed is commensurate with the given investment style and objectives.

        The portfolio is designed to achieve a balanced return of current income and modest growth of capital, while achieving returns in excess of the rate of inflation over the investment horizon in order to preserve purchasing power of Plan assets. All Plan assets are required to be invested in liquid securities. Derivative investments will not be allowed.

        Prohibited investments include, but are not limited to the following: commodities and futures contracts, private placements, options, limited partnerships, venture-capital investments, real estate properties, interest-only (IO), principal-only (PO), and residual tranche CMOs, and Watts Water Technologies, Inc. stock.

        Prohibited transactions include, but are not limited to the following: short selling and margin transactions.

        Allowable assets include: cash equivalents, fixed income securities, equity securities, mutual funds, and GICs.

        Specific guidelines regarding allocation of assets are as follows: equities shall comprise between 25% and 75% of the total portfolio, while fixed income shall comprise between 30% and 65%. Investment performance is monitored on a regular basis and investments are re-allocated to stay within specific guidelines. An equity/fixed income allocation of 55%/45% is preferred. The securities of any one company or government agency should not exceed 10% of the total fund, and no more than 20% of the total fund should be invested in any one industry. Individual treasury securities may represent 50% of the total fund, while the total allocation to treasury bonds and notes may represent up to 100% of the Plan's aggregate bond position.

        Cash flows:

        The information related to the Company's pension funds cash flow is as follows:

	December 31,
	2003	2002
	(in thousands)
Employer Contributions	$6,793	$188
Benefit Payments	$1,730	$1,863

        Contributions expected to be paid during 2004 are approximately $105,000.

        Additionally, substantially all of the Company's domestic employees are eligible to participate in a 401(k) savings plan. Under this plan, the Company matches a specified percentage of employee contributions, subject to certain limitations. The Company's match expenses for the years ended December 31, 2003, 2002, and 2001 were $300,000, $330,000, and $324,000, respectively.

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

(15) Contingencies and Environmental Remediation

Contingencies

        In April 1998, the Company became aware of a complaint (the Armenta case) that was filed by Nora Armenta (the Relator) under seal in the State of California alleging violations of the California False Claims Act. The complaint alleges that a former subsidiary of the Company (James Jones Company) sold products utilized in municipal water systems that failed to meet contractually specified standards and falsely certified that such standards had been met. The complaint further alleges that the municipal entities have suffered damages as a result of defective products and seeks treble damages, reimbursement of legal costs and penalties. The original complaint has been amended, and the total number of named plaintiffs is 161, 11 of which have intervened and 47 of which have been ordered excluded from the case. In June 2001, the Company and other defendants reached a proposed settlement with the Los Angeles Department of Water and Power, one of the plaintiffs in the James Jones case, which was approved by the California Superior Court on October 31, 2001 and by the Los Angeles City Council on December 14, 2001. The other plaintiffs remain, and the Company is vigorously contesting this matter.

        In this case, the Relator seeks three times an unspecified amount of actual damages and alleges that the municipalities have suffered hundreds of millions of dollars in damages. The Relator also seeks civil penalties of $10,000 for each false claim and alleges that defendants are responsible for tens of thousands of false claims. The Company settled with the City of Los Angeles, by far the most significant city, for $5.7 million plus the Relator's statutory share and attorneys' fees. Co-defendants will contribute $2.0 million toward this settlement. In August 2003, an additional settlement payment was made for $13 million ($11 million from the Company and $2 million from the James Jones Company) which settled the claims of the three Phase I cities (Santa Monica, San Francisco and East Bay Municipal Water District) chosen by the Relator as having the strongest claims to be tried first. This settlement payment included the Relator's statutory share, and the claims of these three cities have been dismissed. In addition to this $13 million payment, the Company is obligated to pay the Relator's attorney's fees.

        After the Phase I settlement, the Court permitted the Company and the other defendants to select five additional cities (Contra Costa, Corona, Santa Ana, Santa Cruz and Vallejo) to serve as the plaintiffs in a second trial phase of the case. The Company and James Jones subsequently reached an agreement to settle the City of Santa Ana's claims for $45,000, and the Company is responsible for $38,000 of this settlement amount. Santa Ana has submitted this claim to the Court for approval in March 2004. The trial of the claims of the remaining Phase II cities is scheduled for September 2004.

        The Company has a reserve of approximately $9.3 million with respect to the James Jones Litigation in its consolidated balance sheet as of December 31, 2003. The Company believes, on the basis of all available information, that this reserve is adequate to cover its probable and reasonably estimable losses resulting from the James Jones Litigation and the insurance coverage litigation with Zurich discussed below. The Company is currently unable to make an estimate of the range of any additional losses.

        On February 14, 2001, the Company filed a complaint in the California Superior Court against its insurers for coverage of the claims in the Armenta case. The James Jones Company filed a similar complaint, the cases were consolidated, and on October 30, 2001 the California Superior Court made a summary adjudication ruling that Zurich American Insurance Company (Zurich) must pay all reasonable defense costs incurred by the Company in the Armenta case since April 23, 1998 as well as the Company's future defense costs in this case until its final resolution. On October 24, 2002, the California Superior Court made another summary adjudication ruling that Zurich must indemnify and pay the Company for the amounts the Company must pay under its settlement agreement with the City of Los Angeles. Zurich has asserted that all amounts (both defense costs and indemnity amounts paid for settlements) paid by it to the Company are subject to reimbursement under Deductible Agreements between the Company and Zurich. However, management and counsel anticipate that the Company will ultimately prevail on reimbursement issues. Zurich appealed the orders requiring it to pay defense costs, the California Court of Appeal accepted that appeal, and it is currently pending. Zurich also sought appellate review of the order that found coverage and required Zurich to indemnify the Company for the settlement with the City of Los Angeles. On March 26, 2003, the California Court of Appeal denied Zurich's petition for appellate review of this order, but Zurich will still be able to appeal this order at the end of the case. The Company is currently unable to predict the finality of the order on indemnity for the Los Angeles settlement. The Company has recorded reimbursed indemnity settlement amounts (but not reimbursed defense costs) as a liability. The Company intends to contest vigorously the Armenta case and its related litigation.

        Based on management's assessment, the Company does not believe that the ultimate outcome of the James Jones case would have a material adverse effect on its liquidity, financial condition or results of operations. While this assessment is based on all available information, litigation is inherently uncertain, the actual liability to the Company to fully resolve this litigation cannot be predicted with any certainty and there exists a reasonable possibility that the Company may ultimately incur losses in the James Jones Litigation in excess of the amount accrued. The Company intends to continue to contest vigorously the James Jones case and its related litigation.

Environmental Remediation

        The Company has been named as a potentially responsible party (PRP) with respect to a limited number of identified contaminated sites. The level of contamination varies significantly from site to site as do the related levels of remediation efforts. Environmental liabilities are recorded based on the most probable cost, if known, or on the estimated minimum cost of remediation. The Company's accrued estimated environmental liabilities are based on assumptions, which are subject to a number of factors and uncertainties. Circumstances which can affect the reliability and precision of these estimates include identification of additional sites, environmental regulations, level of cleanup required, technologies available, number and financial condition of other contributors to remediation and the time period over which remediation may occur. The Company recognizes changes in estimates as new remediation requirements are defined or as new information becomes available. The Company has a reserve of approximately $2.5 million and estimates that its accrued environmental remediation liabilities will likely be paid over the next five to ten years. Based on the facts currently known to it, the Company does not believe that the ultimate outcome of these claims will have a material adverse effect on the Company's liquidity, financial condition or results of operations.

        For several years, the New York Attorney General (NYAG) has threatened to bring suit against approximately 16 PRPs, including Watts Water Technologies, Inc as successor to Jameco Industries, Inc., for incurred remediation costs and for operation and maintenance costs that will be incurred in connection with the cleanup of a landfill site in Babylon, New York. The NYAG has identified recovery numbers between $19 million and $24 million, but it is too early to know what the final recovery number will be, what the final number of PRPs will be or what proportion of the final costs may be allocated to the Company. In 2003, 139 PRPs were identified by the Company's defense group, and they are in the process of being invited to join the PRPs identified so far by the NYAG. Based on the facts currently known to it, the Company does not believe that the ultimate outcome of the Babylon matter will have a material adverse effect on the Company's liquidity, financial condition or results of operations.

Asbestos Litigation

        The Company is a defendant in approximately 115 actions filed primarily, but not exclusively, in Mississippi and New Jersey state courts and alleging injury or death as a result of exposure to asbestos. These filings typically name multiple defendants, and are filed on behalf of many plaintiffs. They do not identify any particular products of the Company as a source of asbestos exposure. To date the Company has been dismissed from each case when the scheduled trial date comes near. Based on the facts currently known to it, the Company does not believe that the ultimate outcome of these claims will have a material adverse effect on the Company's liquidity, financial condition or results of operations.

Other Litigation

        On or about March 26, 2003, a class action complain was filed against the Company by North Carolina Hospitality Group, Inc. in the Circuit Court of Maryland, Prince George's County. It alleges that certain commercial valve models contain a design defect that causes them to fail prematurely. Based on the Company's extensive investigation of the evidence, including the physical evidence presented so far by the plaintiff, management believes that the allegations in the complaint are without merit, and the Company intends to defend this lawsuit vigorously. Based on the facts currently known to it, the Company does not believe that the ultimate outcome of these claims will have a material adverse effect on the Company's liquidity, financial condition or results of operations.

        Other lawsuits and proceedings or claims, arising from the ordinary course of operations, are also pending or threatened against the Company and its subsidiaries. Based on the facts currently known to it, the Company does not believe that the ultimate outcome of these matters will have a material adverse effect on its financial condition or results of operation.

        However, litigation is inherently uncertain, and the Company believes that there exists a reasonable possibility that it may ultimately incur losses in other litigation in excess of the amount accrued.

(16) Financial Instruments

Fair Value

        The carrying amounts of cash and cash equivalents, trade receivables and trade payables approximate fair value because of the short maturity of these financial instruments.

        The fair value of the Company's 4.87% senior notes, due 2010 and 5.47% senior notes due 2013, is based on quoted market prices. The fair value of the Company's variable rate debt approximates its carrying value. The carrying amount and the estimated fair market value of the Company's long-term debt, including the current portion, are as follows:

	December 31,
	2003	2002
	(in thousands)
Carrying amount	$192,312	$138,487
Estimated fair value	$193,130	$142,162

Derivative Instruments

        The Company uses foreign currency forward exchange contracts to reduce the impact of currency fluctuations on certain anticipated intercompany purchase transactions that are expected to occur within the year and certain other foreign currency transactions. Related gains and losses are recognized in other income/expense when the contracts expire, which is generally in the same period as the underlying foreign currency denominated transaction. These contracts do not subject the Company to significant market risk from exchange movement because they offset gains and losses on the related foreign currency denominated transactions. At December 31, 2003, 2002 and 2001, the Company had no outstanding forward contracts to buy foreign currencies.

        The Company uses commodity futures contracts to fix the price on a certain portion of certain raw materials used in the manufacturing process. These contracts highly correlate to the actual purchases of the commodity and the contract values are reflected in the cost of the commodity as it is actually purchased. There were no commodity contracts utilized for years ended December 31, 2003, 2002 and 2001.

        Effective July 1, 2003, the Company entered into an interest rate swap for a notional amount of 25,000,000 euro outstanding on our Revolving Credit Facility. The Company swapped the variable rate from the Revolving Credit Facility which is three month EURIBOR plus 0.7% for a fixed rate of 2.33%. The term of the swap is two years. The Company designated the swap as a hedging instrument using the cash flow method. The swap hedges the cash flows associated with interest payments on the first 25,000,000 euro of our Revolving Credit Facility. The Company marks to market the changes in value of the swap through other comprehensive income. Any ineffectiveness has been recorded in income. The fair value recorded in other comprehensive income as of December 31, 2003 was $46,000.

        At December 31, 2001, the Company had an outstanding interest rate swap that converted 20,000,000 euro of the borrowings under variable rate euro Line of Credit to a fixed rate borrowings at 4.3%. This swap agreement expired in March 2002 and its value and its impact on the Company's results was not material at December 31, 2002.

        In September 2001, the Company entered an interest rate swap for its $75,000,000 8 3/8% notes. The Company swapped the fixed interest rate of 8 3/8% to floating LIBOR plus 3.74%. On August 5, 2002, the Company sold the swap and received $2,315,000 in cash. Based on the Company terminating this hedge transaction, the adjustment to the fair value was amortized, over the term of the Notes which matured December 1, 2003.

Leases

        The Company leases certain manufacturing facilities, sales offices, warehouses, and equipment. Generally the leases carry renewal provisions and require the Company to pay maintenance costs. Future minimum lease payments under capital leases and non-cancelable operating leases as of December 31, 2003 are as follows:

	Operating Leases	Capital Leases
2004	$1,992	$653
2005	1,834	356
2006	1,697	223
2007	1,175	132
2008	1,187	—
Thereafter	1,730	—

Total	$9,615	$1,364

(17) Segment Information

        Under the criteria set forth in Financial Accounting Standards Board No.131 "Disclosure about Segments of an Enterprise and Related Information", the Company operates in three geographic segments: North America, Europe, and China. Each of these segments is managed separately and has separate financial results that are reviewed by the Company's chief operating decision-maker. Sales by region are based upon location of the entity recording the sale. The accounting policies for each segment are the same as those described in the summary of significant accounting policies (see Note 2).

        The following is a summary of our significant accounts and balances by segment, reconciled to our consolidated totals:

	North America	Europe	China	Corporate(*)	Consolidated
	(in thousands)
Year ended December 31, 2003
Net sales	$476,310	$210,614	$18,727	$—	$705,651
Operating income (loss)	64,414	22,592	(3,834)	(13,132)	70,040
Identifiable assets	509,010	266,849	62,784	—	838,643
Long-lived assets	72,592	48,882	24,237	—	145,711
Capital expenditures	6,500	4,832	8,703	—	20,035
Depreciation and amortization	12,542	6,593	2,149	—	21,284
Year ended December 31, 2002
Net sales	$450,233	$145,629	$19,664	$—	$615,526
Operating income (loss)	55,313	13,608	(625)	(10,767)	57,529
Identifiable assets	375,202	206,146	54,124	—	635,472
Long-lived assets	78,333	40,295	15,748	—	134,376
Capital expenditures	5,718	6,171	7,704	—	19,593
Depreciation and amortization	14,731	6,370	1,193	—	22,294
Year ended December 31, 2001
Net sales	$415,689	$121,228	$12,023	$—	$548,940
Operating income (loss)	47,294	11,308	1,365	(9,684)	50,283
Identifiable assets	343,187	153,007	24,276	—	520,470
Long-lived assets	86,409	36,495	5,702	—	128,606
Capital expenditures	10,508	3,351	2,188	—	16,047
Depreciation and amortization	16,109	6,820	746	—	23,675

*    Corporate expenses are primarily for compensation expense, professional fees, including legal and audit expenses and benefit administration costs. These costs are not allocated to the geographic segments as they are viewed as corporate functions that support all activities.

        The North American segment consists of U.S. net sales of $443,228,000, $422,703,000 and $393,455,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The North American segment also consists of long-lived assets of $67,595,000, $73,907,000 and $81,723,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

        Goodwill amounts to $184,901,000 of which $100,017,000 is reported in the North American segment, $81,812,000 is reported in the European segment, and $3,072,000 is reported in the Chinese segment as of December 31, 2003.

        All intercompany transactions have been eliminated, and intersegment revenues are not significant.

(18) Quarterly Financial Information (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share information)
Year ended December 31, 2003
Net sales	$165,692	$173,512	$175,509	$190,938
Gross profit	55,764	58,565	59,373	66,959
Income from continuing operations	8,936	8,680	9,019	9,838
Net income	6,610	8,106	8,905	9,741
Per common share:
Basic
Income from continuing operations	0.33	0.32	0.33	0.35
Net income	0.24	0.30	0.33	0.35
Diluted
Income from continuing operations	0.33	0.32	0.33	0.34
Net income	0.24	0.30	0.32	0.34
Dividends per common share	0.06	0.06	0.06	0.07
Year ended December 31, 2002
Net sales	$143,320	$151,505	$159,811	$160,890
Gross profit	49,479	52,232	53,507	53,502
Income from continuing operations	8,056	8,633	8,773	7,160
Net income	8,056	8,633	8,773	7,160
Per common share:
Basic
Income from continuing operations	0.30	0.32	0.33	0.27
Net income	0.30	0.32	0.33	0.27
Diluted
Income from continuing operations	0.30	0.32	0.32	0.26
Net income	0.30	0.32	0.32	0.26
Dividends per common share	0.06	0.06	0.06	0.06

(19) Subsequent Events

        On February 20, 2004, the Company entered into an agreement with Yuhuan County Cheng Guan Metal Hose Factory to acquire its 40% equity interest in its Taizhou Shida Plumbing Manufacturing Co., Ltd. (Shida) joint venture for an expected purchase price of $3,000,000, the assumption of approximately $6,000,000 of debt and the payment of $3,500,000 in connection with a three-year non-compete agreement. After the transaction the Company will own 100% of Shida. The closing of the transaction is subject to the satisfaction of certain closing conditions and is expected to occur during the second quarter of 2004.

        On January 5, 2004, a wholly-owned subsidiary of the Company acquired substantially all of the assets of Flowmatic Systems, Inc. located in Dunnellon, Florida, for approximately $16,500,000 in cash. Flowmatic designs and distributes a complete line of high quality reverse osmosis components and filtration equipment. Their product line includes stainless steel and plastic housings, filter cartridges, storage tanks, control valves, as well as complete reverse osmosis systems for residential and commercial applications.

QuickLinks

PART I
PART II
PART III
PART IV
SIGNATURES
Independent Auditors' Report
Watts Water Technologies, Inc. and Subsidiaries Consolidated Statements of Cash Flows (Amounts in thousands)