Form 10-Q
period 2004-03-28
WATTS WATER TECHNOLOGIES INC
filed 2004-05-07
CIK 795403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 28, 2004

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 23, 2004

Class A Common Stock, $.10 par value	24,789,410

Class B Common Stock, $.10 par value	7,471,700

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share information)

(Unaudited)

	March 28, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$120,552	$149,361
Trade accounts receivable, less allowance for doubtful accounts of $7,988 at March 28, 2004 and $7,772 at December 31, 2003	153,884	136,064
Inventories, net:
Raw materials	43,595	41,998
Work in process	24,142	24,348
Finished goods	105,469	90,253
Total Inventories	173,206	156,599
Prepaid expenses and other assets	13,818	8,500
Deferred income taxes	23,320	23,552
Assets held for sale	1,872	1,938
Assets of discontinued operations	4,050	4,460
Total Current Assets	490,702	480,474
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	289,306	284,250
Accumulated depreciation	(145,694)	(138,539)
Property, plant and equipment, net	143,612	145,711
OTHER ASSETS:
Goodwill	188,870	184,901
Other	31,928	27,557
TOTAL ASSETS	$855,112	$838,643

LIABILITIES AND STOCKHOLDERS’ EQUITY CURRENT LIABILITIES:
Accounts payable	$75,914	$74,068
Accrued expenses and other liabilities	63,210	55,252
Accrued compensation and benefits	16,976	18,466
Current portion of long-term debt	60,640	13,251
Liabilities of discontinued operations	11,771	11,302
Total Current Liabilities	228,511	172,339
LONG-TERM DEBT, NET OF CURRENT PORTION	135,073	179,061
DEFERRED INCOME TAXES	15,384	15,978
OTHER NONCURRENT LIABILITIES	24,720	25,588
MINORITY INTEREST	9,461	9,286

STOCKHOLDERS’ EQUITY:
Preferred Stock, $.10 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Class A Common Stock, $.10 par value; 80,000,000 shares authorized; 1 vote per share; issued and outstanding: 24,789,410 shares at March 28, 2004 and 24,459,121 shares at December 31, 2003	2,479	2,446
Class B Common Stock, $.10 par value; 25,000,000 shares authorized; 10 votes per share; issued and outstanding: 7,471,700 shares at March 28, 2004 and 7,605,224 shares at December 31, 2003	747	761
Additional paid-in capital	135,603	132,983
Retained earnings	295,123	286,396
Accumulated other comprehensive income	8,011	13,805
Total Stockholders’ Equity	441,963	436,391
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$855,112	$838,643

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share information)

(Unaudited)

	First Quarter Ended
	March 28, 2004	March 30, 2003
Net sales	$190,646	$165,692
Cost of goods sold	124,831	109,928
GROSS PROFIT	65,815	55,764
Selling, general & administrative expenses	45,981	39,854
OPERATING INCOME	19,834	15,910
Other (income) expense:
Interest income	(282)	(115)
Interest expense	2,569	2,084
Minority interest	223	(21)
Other	(248)	(62)
	2,262	1,886
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	17,572	14,024
Provision for income taxes	6,548	5,088
INCOME FROM CONTINUING OPERATIONS	11,024	8,936
Loss from discontinued operations, net of taxes of $14 and $1,455	(23)	(2,326)
NET INCOME	$11,001	$6,610

BASIC EPS
Income (loss) per share:
Continuing operations	$.34	$.33
Discontinued operations	—	(.09)
NET INCOME	$.34	$.24
Weighted average number of shares	32,136	27,065

DILUTED EPS
Income (loss) per share:
Continuing operations	$.34	$.33
Discontinued operations	—	(.09)
NET INCOME	$.34	$.24
Weighted average number of shares	32,549	27,264

Dividends per share	$.07	$.06

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	First Quarter Ended
	March 28, 2004	March 30, 2003
OPERATING ACTIVITIES
Income from continuing operations	$11,024	$8,936
Adjustments to reconcile net income from continuing operations to net cash provided by continuing operating activities:
Depreciation	6,955	5,516
Amortization	139	186
Deferred income taxes	(348)	(240)
Other	4	(18)
Changes in operating assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable	(19,012)	(10,567)
Inventories	(16,778)	(8,259)
Prepaid expenses and other assets	(5,453)	(3,400)
Accounts payable, accrued expenses and other liabilities	9,131	(2,884)
Net cash used in operating activities	(14,338)	(10,730)

INVESTING ACTIVITIES
Additions to property, plant and equipment	(4,946)	(5,047)
Proceeds from the sale of property, plant and equipment	1,522	115
Increase in other assets	(155)	(370)
Business acquisitions, net of cash acquired	(16,707)	—
Net cash used in investing activities	(20,286)	(5,302)

FINANCING ACTIVITIES
Proceeds from long-term borrowings	10,699	49,002
Payments of long-term debt	(5,613)	(27,315)
Proceeds from exercise of stock options	2,639	1,210
Dividends	(2,274)	(1,648)
Net cash provided by financing activities	5,451	21,249
Effect of exchange rate changes on cash and cash equivalents	(491)	324
Net cash provided by (used in) discontinued operations	855	(839)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(28,809)	4,702
Cash and cash equivalents at beginning of period	149,361	10,973
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$120,552	$15,675

NON CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of businesses:
Fair value of assets acquired	$17,727	$—
Cash paid, net of cash acquired	16,707	—
Liabilities assumed	$1,020	$—

CASH PAID FOR
Interest	$712	$1,174
Taxes	$1,976	$1,417

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.                                      Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals, are considered necessary for a fair presentation of Watts Water Technologies, Inc.’s Consolidated Balance Sheet as of March 28, 2004, its Consolidated Statements of Income for the first quarter ended March 28, 2004 and the first quarter ended March 30, 2003, and its Consolidated Statements of Cash Flows for the first quarter ended March 28, 2004 and the first quarter ended March 30, 2003.

The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date. The accounting policies followed by the Company are described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003. It is suggested that the financial statements included in this report be read in conjunction with the financial statements and notes included in the December 31, 2003 Annual Report on Form 10-K. Operating results for the interim period presented are not necessarily indicative of the results to be expected for the year ending December 31, 2004.

The Company operates on a 52-week fiscal year ending on December 31.  Any first quarter ended data contained in this Report on Form 10-Q reflects the results of operations for the 13-week period ended on the Sunday nearest March 31 of the respective year.

Certain amounts in fiscal year 2003 have been reclassified to permit comparison with the 2004 presentation. These reclassifications had no effect on reported results of operations or stockholders’ equity.

2.                                      Accounting Policies

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

Goodwill and Long-Lived Assets

The changes in the carrying amount of goodwill by geographic segments from December 31, 2003 to March 28, 2004 are as follows:

	North America	Europe	China	Total
	(in thousands)

Carrying amount at the beginning of period	$100,017	$81,812	$3,072	$184,901
Goodwill acquired during the period	6,684	—	—	6,684
Adjustments to goodwill during the period	150	—	—	150
Effect of change in exchange rates used for translation	(23)	(2,842)	—	(2,865)
Carrying amount at end of period	$106,828	$78,970	$3,072	$188,870

Other intangible assets include the following and are presented in “Other Assets: Other”, in the March 28, 2004 Consolidated Balance Sheet:

	Gross Carrying Amount	Accumulated Amortization
	(in thousands)

Patents	$8,488	$(3,960)
Other	3,430	(1,285)
Total amortizable intangibles	11,918	(5,245)
Intangible assets not subject to amortization.	13,980	—
Total	$25,898	$(5,245)

Aggregate amortization expense for amortized other intangible assets for the first quarter of 2004 and 2003 were $139,000 and $186,000, respectively. Additionally, future amortization expense on other intangible assets will be approximately $413,000 for the remainder of 2004, $549,000 for 2005, $511,000 for 2006 and 2007 and $489,000 for 2008.

Stock Based Compensation

The Company accounts for stock based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations. The Company records stock based compensation expense associated with its Management Stock Purchase Plan due to the discount from market price. Stock-based compensation expense is amortized to expense on a straight-line basis over the vesting period. The following table illustrates the effect on reported net income and earnings per common share if the Company had applied the fair value method to measure stock-based compensation as required under the disclosure provisions of Financial Accounting Standards Board No. 123, “Accounting for Stock-Based Compensation” (FAS 123) as amended by Financial Accounting Standards Board No. 148 “Accounting for Stock-Based Compensation Transition and Disclosure” (FAS 148).

	First Quarter Ended
	March 28, 2004	March 30, 2003
	(in thousands)

Net income, as reported	$11,001	$6,610
Add: Stock-based employee compensation expense from the Management Stock Purchase Plan included in reported net income, net of tax	96	51
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax:
Restricted stock units (Management Stock Purchase Plan)	(112)	(68)
Employee stock options	(150)	(144)
Proforma net income	$10,835	$6,449

Earnings per share:
Basic-as reported	$0.34	$0.24
Basic-proforma	$0.34	$0.24
Diluted-as reported	$0.34	$0.24
Diluted-proforma	$0.34	$0.24

Shipping and Handling

The Company’s shipping costs included in selling, general and administrative expense were $5,989,000 and $5,060,000 for the first quarter of 2004 and 2003, respectively.

Research and Development

Research and development costs included in selling, general, and administrative expense were $2,361,000, and $2,720,000 for the first quarter of 2004 and 2003, respectively.

New Accounting Standards

In December 2003, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards Board Statement No. 132 revised 2003, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (FAS 132R). This standard increases the existing disclosure requirements by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. Companies will be required to segregate plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and other informational disclosures. FAS 132(R) also requires companies to disclose various elements of pension and postretirement benefit costs in interim-period financial statements for quarters beginning after December 15, 2003. The Company adopted the additional interim disclosure provisions of FAS 132(R) effective January 1, 2004.

3.                                      Discontinued Operations

In September 1996, the Company divested its Municipal Water Group businesses, which included Henry Pratt, James Jones Company and Edward Barber and Company Ltd.  Costs and expenses related to the Municipal Water Group for 2004 and 2003 relate to legal and settlement costs associated with the James Jones Litigation.

Condensed operating statements and balance sheets for discontinued operations is summarized below:

	First Quarter Ended
	March 28, 2004	March 30, 2003
	(in thousands)

Net sales	$—	$—
Cost and expenses
Municipal Water Group	(37)	(3,781)
Loss before income taxes	(37)	(3,781)
Income tax benefit	14	1,455
Loss from discontinued operations, net of taxes	$(23)	$(2,326)

March 28, 2004
(in thousands)

Prepaid expenses and other assets	$285
Deferred income taxes	3,765
Assets of discontinued operations	$4,050

Accrued expenses and other liabilities	$11,771
Liabilities of discontinued operations	$11,771

4.                                      Derivative Instruments

The Company uses foreign currency forward exchange contracts to reduce the impact of currency fluctuations on certain anticipated intercompany purchase transactions that are expected to occur within the year and certain other foreign currency transactions. Related gains and losses are recognized in other income/expense when the contracts expire, which is in the same period as the underlying foreign currency denominated transaction. These contracts do not subject the Company to significant market risk from exchange movement because they offset gains and losses on the related foreign currency denominated transactions. At March 28, 2004, the Company had no outstanding forward contracts to buy foreign currencies. For the first quarter of 2003, the Company recorded $221,000 in other comprehensive income for the change in the fair value of the contracts.

The Company occasionally uses commodity futures contracts to fix the price on a certain portion of certain raw materials used in the manufacturing process. These contracts highly correlate to the actual purchases of the commodity and the contract values are reflected in the cost of the commodity as it is actually purchased. At March 28, 2004 and March 30, 2003 the Company had no commodity contracts.

5.                                      Restructuring

The Company continues to implement a plan to consolidate several of its manufacturing plants both in North America and Europe. At the same time it is expanding its manufacturing capacity in China and other low cost areas of the world.  In the first quarter of 2004, the Company recorded a pre-tax charge of approximately $1,177,000 compared to $446,000 in the first quarter of 2003. These pre-tax costs were recorded in costs of goods sold in both quarters. The costs incurred for the first quarter of 2004 were for accelerated depreciation for both the expected closure of a U.S. manufacturing plant and a reduction in the estimated useful lives of certain manufacturing equipment.  The Company also essentially completed its severance payments related to the 2003 manufacturing restructuring plan during the first quarter of 2004.

6.                                      Earnings per Share

The following tables set forth the reconciliation of the calculation of earnings per share:

	For the First Quarter Ended March 28, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Amounts in thousands, expect share and per share amounts)
Basic EPS
Income from continuing operations	$11,024	32,135,544	$0.34
Loss from discontinued operations	(23)		—
Net income	$11,001		$0.34
Effect of dilutive securities
Common stock equivalents		413,135
Diluted EPS
Income from continuing operations	$11,024		$0.34
Loss from discontinued operations	(23)		—
Net income	$11,001	32,548,679	$0.34

	For the First Quarter Ended March 30, 2003
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Amounts in thousands, expect share and per share amounts)
Basic EPS
Income from continuing operations	$8,936	27,065,478	$0.33
Loss from discontinued operations	(2,326)		(0.09)
Net income	$6,610		$0.24
Effect of dilutive securities
Common stock equivalents		198,781
Diluted EPS
Income from continuing operations	$8,936		$0.33
Loss from discontinued operations	(2,326)		(0.09)
Net income	$6,610	27,264,259	$0.24

Stock options to purchase 941,660 shares of common stock were outstanding at March 30, 2003, but were not included in the computation of diluted earnings per share for the first quarter of 2003 because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect would have been antidilutive.

7.                                      Segment Information

Under the criteria set forth in Financial Accounting Standards Board No.131 “Disclosure about Segments of an Enterprise and Related Information”, the Company operates in three geographic segments: North America, Europe, and China. Each of these segments is managed separately and has separate financial results that are reviewed by the Company’s chief operating decision-maker. Sales by region are based upon location of the entity recording the sale. The accounting policies for each segment are the same as those described in the summary of significant accounting policies.

The following is a summary of our significant accounts and balances by segment, reconciled to our consolidated totals:

	North America	Europe	China	Corporate(*)	Consolidated
	(in thousands)
Quarter ended March 28, 2004
Net sales	$125,620	$60,033	$4,993	$—	$190,646
Operating income (loss)	16,490	7,445	(458)	(3,643)	19,834
Identifiable assets	515,793	271,041	68,278	—	855,112
Long-lived assets	71,917	46,751	24,944	—	143,612
Intangibles	17,513	140	3,000	—	20,653
Capital expenditures	1,793	1,713	1,440	—	4,946
Depreciation and amortization	4,114	2,258	722	—	7,094

Quarter ended March 30, 2003
Net sales	$112,955	$48,669	$4,068	$—	$165,692
Operating income (loss)	15,162	4,860	(483)	(3,629)	15,910
Identifiable assets	387,870	222,661	56,443	—	666,974
Long-lived assets	77,115	39,988	18,183	—	135,286
Intangibles	13,940	167	3,291	—	17,398
Capital expenditures	1,496	607	2,944	—	5,047
Depreciation and amortization	3,243	2,074	385	—	5,702

The above operating segments are presented on a basis consistent with the presentation included in the

Company’s December 31, 2003 financial statements included in the Annual Report on Form 10-K.

*Corporate expenses are primarily for compensation expense, professional fees, including legal and audit expenses and benefit administration costs. These costs are not allocated to the geographic segments as they are viewed as corporate functions that support all activities.

The North American segment consists of U.S. net sales of $117,362,000 and $106,065,000 for the first quarter of 2004 and 2003, respectively. The North American segment also consists of U.S. long-lived assets of $67,152,000 and $72,418,000 at March 28, 2004 and March 30, 2003, respectively.

8.                                      Other Comprehensive Income (Loss)

Other comprehensive income (loss) consist of the following:

	Foreign Currency Translation	Pension Adjustment	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
	(in thousands)

Balance December 31, 2003	$19,588	$(5,829)	$46	$13,805
Change in period	(5,585)	—	(209)	(5,794)
Balance March 28, 2004	$14,003	$(5,829)	$(163)	$8,011

Balance December 31, 2002	$(7,806)	$(3,988)	$—	$(11,794)
Change in period	3,533	—	(221)	3,312
Balance March 30, 2003	$(4,273)	$(3,988)	$(221)	$(8,482)

Accumulated other comprehensive income (loss) in the Consolidated Balance Sheets as of March 28, 2004 and March 30, 2003 consists of cumulative translation adjustments and changes in the fair value of certain financial instruments that qualify for hedge accounting as required by FAS 133.  The Company’s total comprehensive income was as follows:

	First Quarter Ended
	March 28, 2004	March 30, 2003
	(in thousands)

Net income	$11,001	$6,610
Unrealized gains/(loss) on derivative instruments, net of tax	(209)	(221)
Foreign currency translation adjustments	(5,585)	3,533
Total comprehensive income	$5,207	$9,922

9.                                      Acquisitions

On January 5, 2004, a wholly-owned subsidiary of the Company acquired substantially all of the assets of Flowmatic Systems, Inc. (Flowmatic) located in Dunnellon, Florida, for approximately $16,700,000 in cash.  During the first quarter of 2004, the Company obtained a third-party valuation to allocate the purchase price consistent with the guidelines of Financial Accounting Standards Board Statement No. 141, “Business Combinations” (FAS 141). The preliminary allocation for goodwill was approximately $6,700,000 and approximately $4,000,000 was for intangibles. Flowmatic designs and distributes a complete line of high quality reverse osmosis components and filtration equipment. Their product line includes stainless steel and plastic housings, filter cartridges, storage tanks, control valves, as well as complete reverse osmosis systems for residential and commercial applications.

The acquisition above has been accounted for utilizing the purchase method of accounting.  The pro-forma results have not been displayed, as the results are not significant.

10.                               Debt Issuance

On February 28, 2002, the Company entered into a revolving credit facility with a syndicate of banks (as amended, the Revolving Credit Facility).  Outstanding indebtedness under the Revolving Credit Facility bears interest at one of three customary rates plus a margin of 100 basis points, depending on the applicable base rate and the Company’s bond rating. The average interest rate for borrowings under the Revolving Credit Facility was approximately 2.8% at March 28, 2004.  The Revolving Credit Facility includes operational and financial covenants customary for facilities of this type, including, among others, restrictions on additional indebtedness, liens and investments and maintenance of certain leverage ratios. As of March 28, 2004, the Company was in compliance with all covenants related to the Revolving Credit Facility.  The total amount outstanding on the facility was $43,812,000 for euro-based borrowings and no amounts were outstanding for U.S. dollar borrowings.

On July 1, 2003, the Company entered into an interest rate swap for a notional amount of €25,000,000 outstanding on the Company’s Revolving Credit Facility.  The Company swapped the variable rate from the Revolving Credit Facility, which is three month EURIBOR plus 0.7%, for a fixed rate of 2.3%.  The term of the swap is two years.  The Company has designated the swap as a hedging instrument using the cash flow method. The swap hedges the cash flows associated with interest payments on the first €25,000,000 of the Company’s Revolving Credit Facility. The Company marks to market the changes in value of the swap through other comprehensive income. Any ineffectiveness has been recorded in income.   For the first quarter of 2004, the Company recorded a change of $209,000 in other comprehensive income for the decrease in the fair value of the swap.

11.                               Contingencies and Environmental Remediation

There have been no material developments with respect to the Company’s contingencies and environmental remediation proceedings during the period covered by this quarterly report on Form 10-Q.

12.                               Employee Benefit Plans

The Company sponsors funded and unfunded defined benefit pension plans covering substantially all of its domestic employees. Benefits are based primarily on years of service and employees’ compensation. The funding policy of the Company for these plans is to contribute an annual amount that does not exceed the maximum amount that can be deducted for federal income tax purposes. The Company uses a September 30 measurement date for its plans.

The components of net periodic benefit cost are as follows:

	First Quarter Ended
	March 28, 2004	March 30, 2003
	(in thousands)

Service cost—benefits earned	$618	$506
Interest costs on benefits obligation	783	697
Estimated return on assets	(732)	(571)
Transitional asset amortization	(65)	(63)
Prior service cost amortization	57	54
Net loss amortization	196	131
Net periodic benefit cost	$857	$754

Cash flows:

The information related to the Company’s pension funds cash flow is as follows:

	First Quarter Ended
	March 28, 2004	March 30, 2003
	(in thousands)

Employer contributions	$27	$21
Benefit payments	$27	$21

13.                               Subsequent Events

On April 29, 2004, the Company received a payment of $11,000,000 from Zurich American Insurance Company (Zurich) as a reimbursement of amounts paid by the Company to settle the claims of the three Phase I cities in the Armenta case, as more fully described in Part I, Item 1 “Business – Product Liability, Environmental and Other Litigation Matters” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.  Zurich has asserted that all settlement amounts paid by it to the Company, including the $11,000,000 payment referenced above, are not required by its insurance policies and/or are subject to reimbursement under Deductible Agreements between Zurich and the Company.  Although the Company expects that it will ultimately prevail in the dispute with Zurich over reimbursement of paid settlement amounts, if Zurich is successful in its claim for reimbursement of such amounts the Company would be required to repay the above referenced $11,000,000.  Accordingly, consistent with the Company’s prior disclosures, it expects to record the $11,000,000 received from Zurich as a liability on its balance sheet in the second quarter of 2004.  This amount has been expensed to discontinued operations in prior periods.

On April 16, 2004, a wholly-owned subsidiary of the Company acquired 90% of the stock of TEAM Precision Pipe Work, Ltd. (TEAM), located in Ammanford, West Wales, United Kingdom for approximately $17,000,000 in cash subject to final adjustments, if any, as stipulated in the purchase and sale agreement.  TEAM custom designs and manufactures manipulated pipe and hose tubing assemblies, which are utilized in the heating, ventilation and air conditioning markets. TEAM is a supplier to major original equipment manufacturers of air conditioning systems and several of the major European automotive air conditioning manufacturers.

On March 29, 2004 a wholly-owned subsidiary of the Company acquired the 40% equity interest in Taizhou Shida Plumbing Manufacturing Co., Ltd. (Shida) that had been held by the Company’s former joint venture partner, Yuhuan County Cheng Guan Metal Hose Factory for approximately $3,000,000 in cash, the assumption of approximately $6,000,000 of debt and the payment of $3,500,000 in cash in connection with a know-how transfer and non-compete agreement. The Company now owns 100% of Shida.  This additional investment became effective subsequent to the Company’s fiscal first quarter close and as such its first quarter results reflect a 60% ownership in Shida.

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion and analysis are provided to increase understanding of, and should be read in conjunction with, the accompanying unaudited consolidated financial statements and notes.

We operate on a 52-week fiscal year ending on December 31.  Any first quarter ended data contained in this Report on Form 10-Q reflects the results of operations for the 13-week period ended on the Sunday nearest March 31 of the respective year.

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

•                                          thermostatic mixing valves for tempering water in commercial and residential applications; and

•                                          systems for under-floor radiant applications.

Our business is reported in three geographic segments, North America, Europe and China. We distribute our products through three primary distribution channels, wholesale, do-it-yourself (DIY) and Original Equipment Manufacturers (OEMs).  Increases in Gross National Product (GNP) indicate a healthy economic environment which we believe positively impacts our results of operations. The economic factors that we believe have the most significant direct effect on the demand for our products are the number of new housing construction starts and non-residential, or commercial, construction starts.  In the first quarter of 2004, sales into the DIY market were flat compared to the first quarter of 2003, as our prior year’s first quarter had unusually high sales due to significant initial stocking orders of our tubular business. Interest rates have a significant indirect effect on the demand for our products due to the effect such rates have on the number of new residential and commercial construction starts and remodeling projects. An additional factor that has had a significant effect on our sales is fluctuations in foreign currencies, as a significant portion of our sales and certain portions of our costs, assets and liabilities are denominated in currencies other than the U.S. dollar.

We believe that the most significant factors relating to our future growth include our ability to continue to make selected acquisitions, both in our core markets as well as new complementary markets, regulatory requirements relating to the quality and conservation of water and increased demand for clean water and continued enforcement of plumbing and building codes. We have completed fourteen acquisitions since divesting our industrial and oil and gas business in 1999. Our acquisition strategy focuses on businesses that manufacture preferred brand name products that address our themes of water quality, water safety, water conservation and water flow control. We target businesses that will provide us with one or more of the following: an entry into new markets, an increase in shelf space with existing customers, a new or improved technology or an expansion of the breadth of our water quality, water conservation, water safety and water flow control products for the residential and commercial markets.

Products representing a majority of our sales are subject to regulatory standards and code enforcement, which typically require that these products meet stringent performance criteria. Together with our commissioned manufacturers’ representatives, we have consistently advocated the development and enforcement of such plumbing codes. We are focused on maintaining stringent quality control and testing procedures at each of our manufacturing facilities in order to manufacture products in compliance with code requirements and take advantage of the resulting demand for compliant products. We believe that significant product development, product testing capability and investment in plant and equipment is needed to manufacture products in compliance with code requirements, which represents a significant barrier to entry for competitors. We believe there is an increasing demand among consumers for products to ensure water quality, which creates growth opportunities for our products.

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

Another significant risk we face in all areas of our business is competition. We consider brand preference, engineering specifications, plumbing code requirements, price, technological expertise, delivery times and breadth of product offerings to be the primary competitive factors. As mentioned previously, we believe that significant product development, product testing capability and investment in plant and equipment is needed to manufacture products in compliance with code requirements, which represents a significant barrier to entry for competitors. We are committed to maintaining our capital equipment at a level consistent with current technologies, as we spent approximately $5.0 million in the first quarter of 2004, and expect to invest approximately $18.5 million in 2004. We are also committed to expanding our manufacturing capacity in lower cost countries such as China, Tunisia and Bulgaria. These manufacturing plant relocations and consolidations are an important part of our ongoing commitment to reduce production costs.

Recent Developments

On April 29, 2004, we received a payment of $11.0 million from Zurich American Insurance Company (Zurich) as a reimbursement of amounts paid by us to settle the claims of the three Phase I cities in the Armenta case, as more fully described in Part I, Item 1 “Business – Product Liability, Environmental and Other Litigation Matters” in our Annual Report on Form 10-K for the year ended December 31, 2003.  Zurich has asserted that all settlement amounts paid by it to us, including the $11.0 million payment referenced above, are not required by its insurance policies and/or are subject to reimbursement under Deductible Agreements between Zurich and us.  Although we expect that we will ultimately prevail in the dispute with Zurich over reimbursement of paid settlement amounts, if Zurich is successful in its claim for reimbursement of such amounts we would be required to repay the above referenced $11.0 million.  Accordingly, consistent with our prior disclosures, we expect to record the $11.0 million received from Zurich as a liability on our balance sheet in the second quarter of 2004.  This amount has been expensed to discontinued operations in prior periods.

On April 16, 2004, we acquired 90% of the stock of TEAM Precision Pipe Work, Ltd. (TEAM), located in Ammanford, West Wales, United Kingdom for approximately $17.0 million subject to final adjustments, if any, as stipulated in the purchase and sale agreement.  TEAM custom designs and manufactures manipulated pipe and hose tubing assemblies, which are utilized in the heating ventilation and air conditioning markets. TEAM is a supplier to major original equipment manufacturers of air conditioning systems and several of the major European automotive air conditioning manufacturers.

On March 29, 2004 we acquired the 40% equity interest in Taizhou Shida Plumbing Manufacturing Co., Ltd. (Shida) that had been held by our former joint venture partner, Yuhuan County Cheng Guan Metal Hose Factory for approximately $3.0 million in cash, the assumption of approximately $6.0 million of debt and the payment of $3.5 million in cash in connection with a know-how transfer and non-compete agreement. We now own 100% of Shida.  This additional investment became effective subsequent to our fiscal first quarter close and as such our first quarter results reflect a 60% ownership in Shida.

Acquisitions

On January 5, 2004, we acquired substantially all of the assets of Flowmatic Systems, Inc. (Flowmatic) located in Dunnellon, Florida, for approximately $16.7 million in cash. Flowmatic designs and distributes a complete line of high quality reverse osmosis components and filtration equipment. Their product line includes stainless steel and plastic housings, filter cartridges, storage tanks, control valves, as well as complete reverse osmosis systems for residential and commercial applications.

On July 30, 2003, we acquired Giuliani Anello S.r.l. located in Cento (Ferrara) Bologna, Italy, for approximately $10.6 million in cash net of acquired cash of $1.4 million.  Giuliani Anello manufactures and distributes valves and filters utilized in heating applications including strainer filters, solenoid valves, flow stop valves, stainless steel water filter elements and steam cleaning filters.

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

Results of Operations

First Quarter Ended March 28, 2004 Compared to First Quarter Ended March 30, 2003

Net Sales.  Our business is reported in three geographic segments: North America, Europe and China. Our net sales in each of these segments for each of the first quarters ended 2004 and 2003 were as follows:

	First Quarter Ended March 28, 2004		First Quarter Ended March 30, 2003			% Change to Consolidated Net Sales
	Net Sales	% Sales	Net Sales	% Sales	Change
	(in thousands)

North America	$125,620	65.9%	$112,955	68.2%	$12,665	7.6%
Europe	60,033	31.5%	48,669	29.4%	11,364	6.9%
China	4,993	2.6%	4,068	2.4%	925	0.6%
Total	$190,646	100%	$165,692	100%	$24,954	15.1%

The increase in consolidated net sales is attributable to the following:

	(in thousands)	% Change

Internal growth	$5,474	3.3%
Foreign exchange	8,820	5.4%
Acquisitions	6,023	3.6%
Other - FIN 46R	4,637	2.8%
Total	$24,954	15.1%

The increase in net sales in North America is attributable to the following:

	(in thousands)	% Change to Consolidated Net Sales	% Change to Segment Net Sales

Internal growth	$3,657	2.2%	3.2%
Foreign exchange	949	0.6%	0.8%
Acquisition	3,422	2.0%	3.0%
Other – FIN 46R	4,637	2.8%	4.2%
Total	$12,665	7.6%	11.2%

The internal growth in net sales in North America is primarily due to increased unit sales into the wholesale markets. Our sales into the North American DIY market, excluding Jameco International LLC (Jameco) sales, decreased by 1.1% in the first quarter of 2004 compared to the first quarter of 2003 primarily due to significant initial stocking orders of our tubular business in the first quarter of 2003.  Our wholesale market, excluding Flowmatic sales, grew by 6.3% in first quarter of 2004 compared to the first quarter of 2003 primarily due to increased sales of backflow preventors.

The increase in net sales due to foreign exchange in North America is due to the Canadian dollar appreciating against the U.S. dollar. We cannot predict whether the Canadian dollar will continue to appreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

The acquired growth in net sales in North America is due to the inclusion of net sales of Flowmatic, acquired on January 5, 2004.  We expect this acquisition will have a positive impact on sales for the remainder of the year.

Included in other for North America are sales of $4,637,000 from Jameco. In October 2003, we determined that our 49% minority interest in Jameco qualified as a variable interest in a variable interest entity under Financial Accounting Standards Board Interpretation No. 46 “Consolidation of Variable Interest Entities – Revised” (FIN 46R) and, as we are considered the primary beneficiary, the results of Jameco are consolidated into our North American results.

The increase in net sales in Europe is attributable to the following:

	(in thousands)	% Change to Consolidated Net Sales	% Change to Segment Net Sales

Internal growth	$893	0.5%	1.8%
Foreign exchange	7,871	4.8%	16.2%
Acquisitions	2,600	1.6%	5.3%
Total	$11,364	6.9%	23.3%

The internal growth in net sales in Europe is primarily due to increased sales into the European OEM market partially offset by decreased sales into the wholesale market.

The increase in net sales due to foreign exchange in Europe is primarily due to the appreciation of the euro against the U.S. dollar.  We cannot predict whether the euro will continue to appreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

The acquired growth in net sales in Europe is due to the inclusion of the net sales of Martin Orgee, acquired on April 18, 2003 and Giuliani Anello, acquired on July 30, 2003. We expect these recent acquisitions will have a positive impact on sales for the next quarter.

The increase in net sales in China of $925,000 is attributable to internal growth primarily due to increased domestic shipments at our TWT joint venture located in Tianjin, China, and our Shida joint venture located in Taizhou, China.

Gross Profit.  Gross profit for the first quarter of 2004 increased $10,051,000, or 18.0%, compared to the first quarter of 2003. The increase in gross profit is attributable to the following:

	(in thousands)	% Change

Internal growth	$4,979	8.9%
Foreign exchange	2,816	5.0%
Acquisitions	2,084	3.8%
Other – FIN 46R/Restructuring..	172	0.3%
Total	$10,051	18.0%

The internal growth is primarily due to the North American segment, which increased internal gross profits by $3,414,000. This increase is primarily due to improved manufacturing efficiencies and an improved sales mix due to increased sales volume in the North American wholesale market, which generally has higher gross margins than the North American retail market.  The European segment increased internal gross profit by $1,188,000 primarily due to sales growth with the European OEM customers.  The increase in gross profit from foreign exchange is primarily due to the appreciation of the euro and Canadian dollar against the U.S. dollar.  The increase in gross profit from acquisitions is primarily due to the inclusion of gross profit from Flowmatic, Martin Orgee and Giuliani Anello.

The increase in gross profit was partially offset by increased manufacturing restructuring and other costs.  In the first quarter of 2004 we charged $1,177,000 of accelerated depreciation to cost of sales compared to $446,000 of accelerated depreciation and other costs in the first quarter of 2003.  Excluding the costs of restructuring for both periods, gross profits for the first quarter of 2004 would have increased $10,782,000, or 19.2% to $66,992,000 compared to $56,210,000 for the first quarter of 2003.

Selling, General and Administrative Expenses.  Selling, General and Administrative, or SG&A, for the first quarter of 2004 increased $6,127,000, or 15.4%, compared to the first quarter of 2003.  The increase in SG&A is attributable to the following:

	(in thousands)	% Change

Internal growth	$2,462	6.2%
Foreign exchange	1,753	4.4%
Acquisitions	1,065	2.7%
Other – FIN 46R	847	2.1%
Total	$6,127	15.4%

The internal increase in SG&A expenses is primarily due to increased variable selling expenses due to increased sales volumes, increased product liability expense and costs incurred for compliance with the Sarbanes-Oxley Act partially offset by a reserve reduction due to a favorable ruling in one of our legal cases and decreased research and development expenses.  Although there is an absolute increase in our SG&A expense over 2003, our SG&A expense as a percent of sales for the first quarter of 2004 remained constant at 24.1% compared to the same period in 2003.

Operating Income.  Operating income by geographic segment for each of the first quarters ended 2004 and 2003 were as follows:

	First Quarter Ended			% Change to Consolidated Operating Income
	March 28, 2004	March 30, 2003	Change
	(in thousands)

North America	$16,490	$15,162	1,328	8.3%
Europe	7,445	4,860	2,585	16.3%
China	(458)	(483)	25	0.2%
Corporate	(3,643)	(3,629)	(14)	(0.1)%
Total	$19,834	$15,910	$3,924	24.7%

The increase in operating income is attributable to the following:

	(in thousands)	% Change

Internal growth	$2,517	15.8%
Foreign exchange	1,063	6.7%
Acquisitions	1,019	6.4%
Other – FIN 46R/Restructuring	(675)	(4.2)%
Total	$3,924	24.7%

The increase in operating income in North America is attributable to the following:

	(in thousands)	% Change to Consolidated Operating Income	% Change to Segment Operating Income

Internal growth	$1,769	11.1%	11.7%
Foreign exchange	132	0.8%	0.8%
Acquisition	493	3.1%	3.3%
Other – FIN 46R/Restructuring..	(1,066)	(6.7)%	(7.0)%
Total	$1,328	8.3%	8.8%

The internal growth is due to our increased gross profit in the wholesale market partially offset by increased net SG&A expense.  In the first quarter of 2004, we experienced raw material cost increases. To the extent we are unable to recover raw material cost increases from our customers these cost increases would adversely affect our operating income. For the first quarter of 2004, we recorded $1,177,000 compared to $55,000 in the first quarter of 2003 for costs associated with our manufacturing restructuring plan. Excluding these costs, the operating income in North America would have been $17,667,000 for the first quarter of 2004 compared to $15,217,000 for the comparable period in 2003. We expect to record an additional $4,800,000 in 2004 for manufacturing restructuring expenses primarily attributable to accelerated depreciation associated with the anticipated closure of one of our U.S. manufacturing plants and a reduction in estimated useful lives of manufacturing equipment due to the transfer of production to lower cost countries. The acquired growth is due to the inclusion of operating income from Flowmatic.

The increase in operating income in Europe is attributable to the following:

	(in thousands)	% Change to Consolidated Operating Income	% Change to Segment Operating Income

Internal growth	$737	4.6%	15.2%
Foreign exchange	931	5.9%	19.2%
Acquisitions	526	3.3%	10.8%
Other – FIN 46R/Restructuring..	391	2.5%	8.0%
Total	$2,585	16.3%	53.2%

The internal growth is primarily due to increased gross profit from the increased sales volume in the OEM market partially offset by increased SG&A expenses. We did not record any manufacturing restructuring or other costs in the first quarter of 2004 compared to $391,000 for the comparable period in 2003.  Excluding these costs, operating income in Europe would have increased to $5,251,000 for the first quarter of 2003. We do not anticipate recording any additional manufacturing restructuring costs in 2004 for our European operations. The increase in operating income from foreign exchange is primarily due to the appreciation of the euro against the U.S. dollar.   We cannot predict whether the euro will continue to appreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our operating income.

The decrease in operating loss in China of $25,000 is attributable to internal growth primarily due to increased sales volumes partially offset by increased SG&A expenses and under absorbed manufacturing costs associated with our wholly-owned manufacturing plant in China.

Interest Expense.  Interest expense increased $485,000, or 23.3%, for the first quarter of 2004 compared to the first quarter of 2003, primarily due to the elimination of amortization from our interest rate swap and increased amounts of indebtedness on our senior notes partially offset by decreased indebtedness in the U.S. revolving credit facility.  On September 1, 2001, we entered into an interest rate swap with respect to our $75,000,000 8 3/8% notes due December 2003. The swap converted the interest from fixed to floating.  On August 5, 2002, we sold the swap and received $2,315,000 in cash.  For the first quarter of 2003, we reduced interest expense by $393,000 by amortizing the adjustment to the fair value of the swap. The amortization of the swap was completed upon repayment of the $75,000,000 8 3/8% notes on December 1, 2003. On May 15, 2003, we refinanced our $75,000,000 8 3/8% notes with proceeds from the issuance of $125,000,000 senior notes.

On July 1, 2003, we entered into an interest rate swap for a notional amount of €25,000,000 outstanding on our Revolving Credit Facility. We swapped the variable rate from the Revolving Credit Facility, which is three month EURIBOR plus 0.7%, for a fixed rate of 2.3%. The impact of swap was immaterial to the overall interest expense.

Income Taxes.  Our effective tax rate for continuing operations for the first quarter of 2004 increased to 37.3% from 36.3% for the first quarter of 2003. The increase is primarily due to a shift in the mix of our European earnings to countries with higher effective tax rates, most notably Germany, France and Italy.

Income From Continuing Operations.  Income from continuing operations for the first quarter 2004 increased $2,088,000, or 23.4%, to $11,024,000 or $0.34 per common share, from $8,936,000 or $0.33 per common share, for the first quarter of 2003, in each case, on a diluted basis. The appreciation of the euro against the U.S. dollar resulted in a positive impact on income from continuing operations of $0.02 per share for the first quarter of 2004 compared to the comparable period last year. We cannot predict whether the euro will continue to appreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net income. Excluding the manufacturing restructuring costs incurred in both periods, income from continuing operations would have increased $2,535,000 or 27.5%.

Loss From Discontinued Operations.  We recorded a charge net of tax to discontinued operations for the first quarter of 2004 of $23,000, or ($0.00) per common share and $2,326,000, or ($0.09) per common share, for the first quarter of 2003, in each case, on a diluted basis. These charges are attributable to legal fees associated with the James Jones litigation, as described in Part I, Item 1. "Business-Product Liability, Environmental and Other Litigation Matters" in our Annual Report on Form 10-K for the year ended December 31, 2003.

Liquidity and Capital Resources

We used $14,338,000 of cash to fund continuing operations for the first quarter of 2004. We experienced an increase in accounts receivable in North America, Europe and China. The North America increase is primarily due to increased sales volume and timing of certain cash receipts from certain large customers.  The European and China increase is primarily due to increased sales volume.  Additionally, we experienced an increase in inventories in North America, Europe and China. The North America increase is primarily due to an increased backlog, planned increases in finished goods as we set up additional distribution centers and seasonal increases for early spring sales. The Europe increase is primarily due to increased finished goods to support the delivery requirements of OEM customers in Europe. The China increase is primarily attributable to certain raw material purchases made in anticipation of cost increases. The increases in accounts receivable and inventory were partially offset by a build up of income taxes payable in the first quarter of 2004.

We used $20,286,000 of net cash for investing activities for the first quarter of 2004. We invested $4,946,000 in capital equipment.  Capital expenditures were primarily for manufacturing machinery and equipment as part of our ongoing commitment to improve our manufacturing capabilities. We expect to invest approximately $18,500,000 in capital equipment in 2004.  We received $1,522,000 of proceeds primarily from a sale of one of our North American manufacturing facilities in which we have entered in a sale lease back.  On January 5, 2004, we paid approximately $16,700,000 to acquire the assets of Flowmatic.

We generated $5,451,000 of net cash from financing activities primarily from net proceeds from indebtedness in Europe on the revolving credit facility.

Our revolving credit facility with a syndicate of banks (the Revolving Credit Facility) provides for borrowings of up to $150,000,000 which includes a $75,000,000 tranche for euro-based borrowings and matures in February 2005. The Revolving Credit Facility is being used to support our acquisition program, working capital requirements and for general corporate purposes. As of March 28, 2004, current portion of long-term debt included $43,812,000 outstanding on the Revolving Credit Facility for euro-based borrowings and no amounts were outstanding for U.S. dollar borrowings.

Outstanding indebtedness under the Revolving Credit Facility bears interest at a rate determined by the type (currency) of loan plus an applicable margin determined by the Company’s debt rating, depending on the applicable base rate and our bond rating. The average interest rate for borrowings under the Revolving Credit Facility was approximately 2.8% at March 28, 2004. We have $106,188,000 of unused and available revolving credit at March 28, 2004. The Revolving Credit Facility includes operational and financial covenants customary for facilities of this type, including, among others, restrictions on additional indebtedness, liens and investments and maintenance of certain leverage ratios. At March 28, 2004, we were in compliance with all covenants related to the Revolving Credit Facility.

Effective July 1, 2003, we entered into an interest rate swap for a notional amount of €25,000,000 outstanding under our Revolving Credit Facility. We swapped the variable rate from the Revolving Credit Facility that is three month EURIBOR plus 0.7% for a fixed rate of 2.3%. The term of the swap is two years. We have designated the swap as a hedging instrument using the cash flow method. The swap hedges the cash flows associated with interest payments on the first €25,000,000 of our Revolving Credit Facility. We mark to market the changes in value of the swap through other comprehensive income. Any ineffectiveness has been recorded in income. In the first quarter of 2004, we recorded a change of $209,000 other comprehensive income for the decrease in the fair value of the swap.

We generated $855,000 of net cash from discontinued operations. During the first quarter of 2004, we received $469,000 in cash as an indemnification payment for settlement costs we incurred in the James Jones case. This cash has been recorded as a liability at March 28, 2004 because of the possibility that we might have to reimburse the insurance company if it is ultimately successful with a future appeal. We also received $874,000 in cash for reimbursement of defense costs related to the James Jones case. During the first quarter of 2004, we paid $285,000 for defense costs and $37,000 for indemnity costs we incurred in the James Jones case.

Working capital (defined as current assets less current liabilities) as of March 28, 2004 was $262,191,000 compared to $308,135,000 as of December 31, 2003. This decrease is primarily due to classification of our outstanding indebtedness on our Revolving Credit Facility which matures in February 2005. The ratio of current assets to current liabilities was 2.1 to 1 as of March 28, 2004 compared to 2.8 to 1 as of December 31, 2003. Cash and cash equivalents were $120,552,000 as of March 28, 2004 compared to $149,361,000 as of December 31, 2003.  This decrease in cash is due to increased working capital requirements, capital expenditures, as well as cash paid for acquisitions.

We anticipate that available funds from current operations, existing cash and other sources of liquidity will be sufficient to meet current operating requirements and anticipated capital expenditures for at least the next 12 months. However, we may have to consider external sources of financing for any large future acquisitions. Our current Revolving Credit Facility expires in February 2005. We are currently reviewing proposals from various banks with the intention of structuring a new credit facility during 2004.

Our long-term contractual obligations as of March 28, 2004 are presented in the following table:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt obligations, including current maturities	$195,713	$60,640	$8,375	$1,001	$125,697
Operating lease obligations	10,969	1,805	4,618	2,820	1,726
Capital lease obligations	1,508	647	730	131	—
Total	$208,190	$63,092	$13,723	$3,952	$127,423

We maintain letters of credit that guarantee our performance or payment to third parties in accordance with specified terms and conditions. Amounts outstanding were approximately $39,000,000 as of March 28, 2004 and $29,880,000 as of December 31, 2003. Our letters of credit are primarily associated with insurance coverage and to a lesser extent foreign purchases. Our letters of credits generally expire within one year of issuance. The increase is primarily associated with insurance coverage. These instruments may exist or expire without being drawn down. Therefore, they do not necessarily represent future cash flow obligations.

Application of Critical Accounting Policies and Key Estimates

The preparation of our consolidated financial statements in accordance with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported. A critical accounting estimate is an assumption about highly uncertain matters and could have a material effect on the consolidated financial statements if another, also reasonable, amount were used, or, a change in the estimate is reasonably likely from period to period. We base our assumptions on historical experience and on other estimates that we believe are reasonable under the circumstances. Actual results could differ significantly from these estimates. There were no changes in accounting policies or significant changes in accounting estimates during first quarter of 2004.

We have discussed the development, selection and disclosure of the estimates with the Audit Committee. Management believes the following critical accounting policies reflect its’ more significant estimates and assumptions.

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

In certain countries, additional inventory reserves are maintained for potential losses experienced in the manufacturing process. The reserve is established based on the prior year’s inventory losses adjusted for any change in the gross inventory balance.

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

It has been two years since adoption, and for both years we have had excess economic support for the carrying value of our goodwill and intangibles. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such factors as future sales volume, selling price changes, material cost changes, cost savings programs and capital expenditures could significantly affect our valuations. Other changes that may affect our valuations include, but are not limited to product acceptances and regulatory approval. If actual product acceptance differs significantly from the estimates, we may be required to record an impairment charge to write down the assets to their realizable value. A severe decline in market value could result in an unexpected impairment charge to goodwill, which could have a material impact on the results of operations and financial position.

Product liability and workers compensation costs

Because of retention requirements associated with our insurance policies, we are generally self-insured for potential product liability claims and for workers’ compensation costs associated with workplace accidents. For product liability cases in the U.S., management estimates expected settlement costs by utilizing stop loss reports provided by our third party administrators as well as developing internal historical trend factors based on our specific claims experience. Prior to 2003, we used insurance carrier trend factors to determine our product liability reserves. However, we determined circumstances inherent in those trends were not necessarily indicative of our own circumstances regarding our claims. Management believes the internal trend factors will more accurately reflect final expected settlement costs. In other countries, we maintain insurance coverage with relatively high deductible payments, as product liability claims tend to be smaller than those experienced in the U.S. Changes in the nature of claims or the actual settlement amounts could affect the adequacy of this estimate and require changes to the provisions.

Workers compensation liabilities in the U.S. are recognized for claims incurred (including claims incurred but not reported) and for changes in the status of individual case reserves. At the time a workers’ compensation claim is filed, a liability is estimated to settle the claim. The liability for workers’ compensation claims is determined based on management’s estimates of the nature and severity of the claims and based on analysis provided by third party administrators and by various state statutes and reserve requirements. We have developed our own trend factors based on our specific claims experience. In other countries where workers compensation costs are applicable, we maintain insurance coverage with limited deductible payments. Because the liability is an estimate, the ultimate liability may be more or less than reported.

We maintain excess liability insurance with outside insurance carriers to minimize our risks related to catastrophic claims in excess of all self-insured positions. Any material change in the aforementioned factors could have an adverse impact on our operating results.

Legal contingencies

We are a defendant in numerous legal matters including those involving environmental law and product liability as discussed further in Note 15 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2003. As required by Financial Accounting Standards Board Statement No. 5 “Accounting for Contingencies” (FAS 5), we determine whether an estimated loss from a loss contingency should be accrued by assessing whether a loss is deemed probable and the loss amount can be reasonably estimated, net of any applicable insurance proceeds. Estimates of potential outcomes of these contingencies are developed in consultation with outside counsel. While this assessment is based upon all available information, litigation is inherently uncertain and the actual liability to fully resolve this litigation cannot be predicted with any assurance of accuracy. Final settlement of these matters could possibly result in significant effects on our results of operations, cash flows and financial position.

Pension benefits

We account for our pension plans in accordance with Financial Accounting Standards Board Statement No. 87 “Employers Accounting for Pensions” (FAS 87). In applying FAS 87, assumptions are made regarding the valuation of benefit obligations and the performance of plan assets. The primary assumptions are as follows:

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

•                                          Rates of increase in compensation levels—this rate is used to estimate projected annual pay increases, which are used to determine the wage base used to project employees’ pension benefits at retirement.

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

Certain Factors Affecting Future Results

This report includes statements which are not historical facts and are considered forward looking within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements reflect Watts Water Technologies’ current views about future results of operations and other forward-looking information.  In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will” and “would” or similar words. You should not rely on forward-looking statements because Watts’ actual results may differ materially from those indicated by these forward-looking statements as a result of a number of important factors.  These factors include, but are not limited to, the following:  loss of market share through competition, introduction of competing products by other companies, pressure on prices from competitors, suppliers, and/or customers, failure to expand our markets through acquisitions, failure or delay in developing new products, lack of acceptance of new products, failure to manufacture products that meet required performance and safety standards, foreign exchange rate fluctuations, cyclicality of industries, such as plumbing and heating wholesalers and home improvement retailers, in which the Company markets certain of its products, reductions in the supply of raw materials, increases in the prices of raw materials, economic factors, such as the levels of housing starts and remodeling, impacting the markets where the Company’s products are sold, manufactured, or marketed, environmental compliance costs, product liability risks, the results and timing of the Company’s manufacturing restructuring plan, changes in the status of current litigation, including the James Jones case, and other risks and uncertainties discussed under the heading “Certain Factors Affecting Future Results” in the Watts Water Technologies, Inc. Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities Exchange Commission and other reports Watts files from time to time with the Securities and Exchange Commission.

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

Our foreign subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials and are denominated in European currencies or the U.S. or Canadian dollar. We use foreign currency forward exchange contracts to manage the risk related to intercompany purchases that occur during the course of a year and certain open foreign currency denominated commitments to sell products to third parties. At March 28, 2004, we had no forward contracts to buy foreign currencies and no unrealized gains or losses.

We have historically had a very low exposure on the cost of our debt to changes in interest rates. Interest rate swaps are used to mitigate the impact of interest rate fluctuations on certain variable rate debt instruments and reduce interest expense on certain fixed rate instruments. Information about our long-term debt including principal amounts and related interest rates appears in Note 11 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2003.

We purchase significant amounts of bronze ingot, brass rod, cast iron, steel and plastic, which are utilized in manufacturing our many product lines. Our operating results can be adversely affected by changes in commodity prices if we are unable to pass on related price increases to our customers. We manage this risk by monitoring related market prices, working with our suppliers to achieve the maximum level of stability in their costs and related pricing, seeking alternative supply sources when necessary and passing increases in commodity costs to our customers, to the maximum extent possible, when they occur. Additionally, on a limited basis, we use commodity futures contracts to manage this risk, but we did not in the first quarter ended March 28, 2004.

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

Part II

Item l.   Legal Proceedings

                                                There have been no material developments with respect to our legal proceedings during the period covered by this quarterly report on Form 10-Q.

Item 6.   Exhibits and Reports on Form 8-K

(a)          The exhibits listed in the Exhibit Index are included elsewhere in this report.

(b)         Reports filed on Form 8-K during the quarter ended March 28, 2004.

We furnished a Form 8-K on February 11, 2004, under Items 7 and 12, reporting that we issued a press release announcing our financial results for the year and quarter ended December 31, 2004 and furnishing the press release as an exhibit.

We filed a Form 8-K on February 13, 2004, under Item 5, reporting that Timothy P. Horne had established pre-arranged plans to sell shares of the Company’s class A common stock for his own account and for the accounts of certain trusts of which Mr. Horne serves as trustee.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATTS WATER TECHNOLOGIES, INC.

Date:	May 7, 2004	By:	/s/ Patrick S. O’Keefe
Patrick S. O’Keefe
Chief Executive Officer

Date:	May 7, 2004	By:	/s/ William C. McCartney
William C. McCartney
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description

10.1	Relocation Management Agreement between the Registrant and Cendant Mobility Services Corporation dated April 6, 2004.

10.2

Amendment dated March 3, 2004 to Letter of Credit issued January 23, 2002 by Fleet National Bank for the benefit of ACE Property and Casualty Insurance Company and Pacific Employers’ Insurance Company.

10.3

Limited Waiver dated as of March 11, 2004 to Revolving Credit Agreement, dated as of February 28, 2002, by and among the Registrant, Watts Regulator Co., Watts Industries Europe B.V., Fleet National Bank and the lenders listed therein.

11	Computation of Earnings per Share (1)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350.

(1)	Incorporated by reference to Note 6 to the Notes to Consolidated Financial Statements included in this Report.