Form 10-Q
period 2004-06-27
WATTS WATER TECHNOLOGIES INC
filed 2004-08-06
CIK 795403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 27, 2004

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2004

Class A Common Stock, $.10 par value	24,955,961

Class B Common Stock, $.10 par value	7,343,880

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share information)

(Unaudited)

	June 27, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$76,128	$149,361
Trade accounts receivable, less allowance for doubtful accounts of $8,681 at June 27, 2004 and $7,772 at December 31, 2003	162,681	136,064
Inventories, net:
Raw materials	50,490	41,998
Work in process	24,508	24,348
Finished goods	119,604	90,253
Total Inventories	194,602	156,599
Prepaid expenses and other assets	14,168	8,500
Deferred income taxes	23,221	23,552
Assets held for sale	1,629	1,938
Assets of discontinued operations	8,937	4,460
Total Current Assets	481,366	480,474
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	301,343	284,250
Accumulated depreciation	(152,051)	(138,539)
Property, plant and equipment, net	149,292	145,711
OTHER ASSETS:
Goodwill	209,732	184,901
Other	49,567	27,557
TOTAL ASSETS	$889,957	$838,643

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$80,325	$74,068
Accrued expenses and other liabilities	60,421	55,252
Accrued compensation and benefits	20,623	18,466
Current portion of long-term debt	71,648	13,251
Liabilities of discontinued operations	22,446	11,302
Total Current Liabilities	255,463	172,339
LONG-TERM DEBT, NET OF CURRENT PORTION	131,483	179,061
DEFERRED INCOME TAXES	18,182	15,978
OTHER NONCURRENT LIABILITIES	24,824	25,588
MINORITY INTEREST	6,463	9,286

STOCKHOLDERS’ EQUITY:
Preferred Stock, $.10 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Class A Common Stock, $.10 par value; 80,000,000 shares authorized; 1 vote per share; issued and outstanding: 24,828,141 shares at June 27, 2004 and 24,459,121 shares at December 31, 2003	2,483	2,446
Class B Common Stock, $.10 par value; 25,000,000 shares authorized; 10 votes per share; issued and outstanding: 7,471,700 shares at June 27, 2004 and 7,605,224 shares at December 31, 2003	747	761
Additional paid-in capital	136,590	132,983
Deferred compensation	(783)	—
Retained earnings	306,816	286,396
Accumulated other comprehensive income	7,689	13,805
Total Stockholders’ Equity	453,542	436,391
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$889,957	$838,643

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share information)

(Unaudited)

	Second Quarter Ended
	June 27, 2004	June 29, 2003
Net sales	$212,694	$173,512
Cost of goods sold	136,305	114,947
GROSS PROFIT	76,389	58,565
Selling, general & administrative expenses	51,883	42,111
Restructuring	—	114
OPERATING INCOME	24,506	16,340
Other (income) expense:
Interest income	(237)	(267)
Interest expense	2,784	2,820
Minority interest	283	(17)
Other	(231)	(90)
	2,599	2,446
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	21,907	13,894
Provision for income taxes	7,882	5,214
INCOME FROM CONTINUING OPERATIONS	14,025	8,680
Loss from discontinued operations, net of taxes of $45 and $361	(72)	(574)
NET INCOME	$13,953	$8,106

BASIC EPS
Income (loss) per share:
Continuing operations	$0.43	$0.32
Discontinued operations	—	(0.02)
NET INCOME	$0.43	$0.30
Weighted average number of shares	32,265	27,210

DILUTED EPS
Income (loss) per share:
Continuing operations	$0.43	$0.32
Discontinued operations	—	(0.02)
NET INCOME	$0.43	$0.30
Weighted average number of shares	32,726	27,472

Dividends per share	$0.07	$0.06

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share information)

(Unaudited)

	Six Months Ended
	June 27, 2004	June 29, 2003
Net sales	$403,340	$339,204
Cost of goods sold	261,136	224,875
GROSS PROFIT	142,204	114,329
Selling, general & administrative expenses	97,864	81,965
Restructuring	—	114
OPERATING INCOME	44,340	32,250
Other (income) expense:
Interest income	(519)	(382)
Interest expense	5,353	4,904
Minority interest	(479)	(152)
Other	506	(38)
	4,861	4,332
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	39,479	27,918
Provision for income taxes	14,430	10,302
INCOME FROM CONTINUING OPERATIONS	25,049	17,616
Loss from discontinued operations, net of taxes of $59 and $1,816	(95)	(2,900)
NET INCOME	$24,954	$14,716

BASIC EPS
Income (loss) per share:
Continuing operations	$0.78	$0.65
Discontinued operations	—	(0.11)
NET INCOME	$0.78	$0.54
Weighted average number of shares	32,202	27,139

DILUTED EPS
Income (loss) per share:
Continuing operations	$0.77	$0.65
Discontinued operations	—	(0.11)
NET INCOME	$0.77	$0.54
Weighted average number of shares	32,639	27,352

Dividends per share	$0.14	$0.12

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended
	June 27, 2004	June 29, 2003
OPERATING ACTIVITIES
Income from continuing operations	$25,049	$17,616
Adjustments to reconcile net income from continuing operations to net cash used in continuing operating activities:
Depreciation	13,476	11,198
Amortization	713	467
Deferred income taxes	(147)	(1,313)
Other	226	(40)
Changes in operating assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable	(24,231)	(12,636)
Inventories	(31,246)	(15,236)
Prepaid expenses and other assets	(4,348)	(3,613)
Accounts payable, accrued expenses and other liabilities	8,565	(2,289)
Net cash used in operating activities	(11,943)	(5,846)

INVESTING ACTIVITIES
Additions to property, plant and equipment	(11,449)	(8,698)
Proceeds from the sale of property, plant and equipment	1,791	172
Increase in other assets	(172)	(293)
Increase in restricted treasury securities	—	(77,834)
Business acquisitions, net of cash acquired	(70,294)	(4,985)
Net cash used in investing activities	(80,124)	(91,638)

FINANCING ACTIVITIES
Proceeds from long-term borrowings	32,152	203,666
Payments of long-term debt	(17,529)	(81,166)
Debt issue costs	—	(1,612)
Proceeds from exercise of stock options	2,847	2,730
Dividends	(4,534)	(3,286)
Net cash provided by financing activities	12,936	120,332
Effect of exchange rate changes on cash and cash equivalents	(675)	992
Net cash provided by discontinued operations	6,573	480
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(73,233)	24,320
Cash and cash equivalents at beginning of period	149,361	10,973
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$76,128	$35,293

NON CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of businesses:
Fair value of assets acquired	$75,006	$5,642
Cash paid, net of cash acquired	70,294	4,985
Liabilities assumed	$4,712	$657

CASH PAID FOR
Interest	$3,608	$3,927
Taxes	$18,795	$10,754

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.             Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in Watts Water Technologies, Inc.’s Consolidated Balance Sheet as of June 27, 2004, its Consolidated Statements of Operations for the second quarter and six months ended June 27, 2004 and June 29, 2003, and its Consolidated Statements of Cash Flows for the six months ended June 27, 2004 and June 29, 2003.

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

Goodwill and Long-Lived Assets

Goodwill is recorded when the consideration paid for acquisitions exceeds the fair value of net tangible and intangible assets acquired.  Financial Accounting Standards Board Statement No. 141, “Business Combinations” (FAS 141) requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001.   Financial Accounting Standards Board Statement No. 142, “Goodwill and Other Intangible Assets” (FAS 142) requires that goodwill and other intangible assets with indefinite lives no longer be amortized, but rather be tested annually for impairment. The Company performs it annual test for indications of goodwill impairment on the last day of the Company’s fiscal October, which will be October 24 for fiscal year 2004 or sooner if indicators exist.  The amount recorded in goodwill and other intangible assets acquired during the first six months of 2004 are based on preliminary purchase allocations consistent with the guidelines of FAS 141.

The changes in the carrying amount of goodwill by geographic segments from December 31, 2003 to June 27, 2004 are as follows:

	North America	Europe	China	Total
	(in thousands)

Carrying amount at the beginning of period	$100,017	$81,812	$3,072	$184,901
Goodwill acquired during the period	23,304	3,993	—	27,297
Adjustments to goodwill during the period	150	—	—	150
Effect of change in exchange rates used for translation	(31)	(2,585)	—	(2,616)
Carrying amount at end of period	$123,440	$83,220	$3,072	$209,732

Other intangible assets include the following and are presented in “Other Assets: Other”, in the June 27, 2004 Consolidated Balance Sheet:

	Gross Carrying Amount	Accumulated Amortization
	(in thousands)

Patents	$8,495	$(4,061)
Other	18,527	(1,758)
Total amortizable intangibles	27,022	(5,819)
Intangible assets not subject to amortization	18,122	—
Total	$45,144	$(5,819)

Aggregate amortization expense for amortized other intangible assets for the second quarter of 2004 and 2003 was $573,000 and $281,000, respectively, and for the six month period of 2004 and 2003 were $713,000 and $467,000, respectively.  Additionally, future amortization expense for other intangible assets will be approximately $1,124,000 for the remainder of 2004, $2,233,000 for 2005, $2,213,000 for 2006, $1,650,000 for 2007 and $1,474,000 for 2008.

Stock Based Compensation

The Company accounts for stock based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations. The Company records stock based compensation expense associated with its Management Stock Purchase Plan due to the discount from market price. Stock-based compensation expense is amortized to expense on a straight-line basis over the vesting period. Also, in the second quarter of 2004 the Company issued 32,133 shares of restricted stock with a fair market price of $25.00 per share amounting to approximately $802,000 of deferred compensation that vest over 3 years. The restricted stock awards are amortized to expense on a straight-line basis over the vesting period.  The following table illustrates the effect on reported net income and earnings per common share if the Company had applied the fair value method to measure stock-based compensation as required under the disclosure provisions of Financial Accounting Standards Board No. 123, “Accounting for Stock-Based Compensation” (FAS 123) as amended by Financial Accounting Standards Board No. 148 “Accounting for Stock-Based Compensation Transition and Disclosure” (FAS 148).

	Second Quarter Ended
	June 27, 2004	June 29, 2003
	(in thousands)

Net income, as reported	$13,953	$8,106
Add: Stock-based employee compensation expense from the Management Stock Purchase Plan and 2004 Stock Incentive Plan included in reported net income, net of tax	110	51
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax:
Restricted stock units (Management Stock Purchase Plan)	(112)	(64)
Restricted stock award (2004 Stock Incentive Plan)	(14)	—
Employee stock options	(150)	(129)
Proforma net income	$13,787	$7,964

Earnings per share:
Basic-as reported	$0.43	$0.30
Basic-proforma	$0.43	$0.29
Diluted-as reported	$0.43	$0.30
Diluted-proforma	$0.42	$0.29

	Six Months Ended
	June 27, 2004	June 29, 2003
	(in thousands)

Net income, as reported	$24,954	$14,716
Add: Stock-based employee compensation expense from the Management Stock Purchase Plan and 2004 Stock Incentive Plan included in reported net income, net of tax	206	102
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax:
Restricted stock units (Management Stock Purchase Plan)	(224)	(127)
Restricted stock award (2004 Stock Incentive Plan)	(14)	—
Employee stock options	(300)	(258)
Proforma net income	$24,622	$14,433

Earnings per share:
Basic-as reported	$0.78	$0.54
Basic-proforma	$0.76	$0.53
Diluted-as reported	$0.77	$0.54
Diluted-proforma	$0.75	$0.53

Shipping and Handling

The Company’s shipping costs included in selling, general and administrative expense were $6,783,000 and $5,508,000 for the second quarter of 2004 and 2003, respectively, and were $12,771,000 and $10,568,000 for the six month period of 2004 and 2003, respectively.

Research and Development

Research and development costs included in selling, general, and administrative expense were $2,504,000, and $2,311,000 for the second quarter of 2004 and 2003, respectively, and were $4,865,000 and $5,031,000 for the six month period of 2004 and 2003, respectively.

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

Condensed operating statements and balance sheets for discontinued operations is summarized below:

	Second Quarter Ended		Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
	(in thousands)		(in thousands)

Net sales	$—	$—	$—	$—
Cost and expenses
Municipal Water Group	(117)	(935)	(154)	(4,716)
Loss before income taxes	(117)	(935)	(154)	(4,716)
Income tax benefit	45	361	59	1,816
Loss from discontinued operations, net of taxes	$(72)	$(574)	$(95)	$(2,900)

June 27, 2004
(in thousands)

Prepaid expenses and other assets	$1,050
Deferred income taxes	7,887
Assets of discontinued operations	$8,937

Accrued expenses and other liabilities	$22,446
Liabilities of discontinued operations	$22,446

4.             Derivative Instruments

Certain forecasted transactions, primarily intercompany sales between the United States and Canada, and assets are exposed to foreign currency risk. The Company monitors its foreign currency exposures on an ongoing basis to maximize the overall effectiveness of its foreign currency hedge positions. During the first six months of 2004 and 2003, the Company used foreign currency forward contracts and options as a means of hedging exposure to foreign currency risks. The Company’s foreign currency contracts have been designated and qualify as cash flow hedges under the criteria of FAS 133. FAS 133 requires that changes in fair value of derivatives that qualify as cash flow hedges be recognized in other comprehensive income while the ineffective portion of the derivative’s change in fair value be recognized immediately in earnings.   For the second quarter and six months ended June 27, 2004, the Company recorded $55,000 in other comprehensive income for the change in the fair value of the contracts.  For the second quarter and six months ended June 29, 2003, the Company recorded $237,000 and $458,000, respectively, in other comprehensive income for the change in the fair value of the contracts.

The Company occasionally uses commodity futures contracts to fix the price on a certain portion of certain raw materials used in the manufacturing process. These contracts highly correlate to the actual purchases of the commodity and the contract values are reflected in the cost of the commodity as it is actually purchased. At June 27, 2004 and June 29, 2003 the Company had no outstanding commodity contracts.

5.             Restructuring

The Company continues to implement a plan to consolidate several of its manufacturing plants both in North America and Europe. At the same time it is expanding its manufacturing capacity in China and other low cost areas of the world.  In the second quarter of 2004, the Company recorded a pre-tax charge of approximately $560,000 compared to $637,000 in the second quarter of 2003. For the first six months of 2004, the Company recorded a pre-tax charge of approximately $1,737,000 compared to $1,083,000 for the first six months of 2003. The pre-tax costs for 2004 were recorded in costs of goods sold. The costs incurred for 2004 were for accelerated depreciation for both the expected closure of a U.S. manufacturing plant and a reduction in the estimated useful lives of certain manufacturing equipment.  The Company also essentially completed its severance payments related to the 2003 manufacturing restructuring plan during the first quarter of 2004.

Increased sales volumes during the second quarter of 2004 caused management to reevaluate its manufacturing restructuring plan. As a result, the Company has postponed its expected closure date of a U.S. manufacturing plant and extended the estimated useful lives of certain manufacturing equipment due to revised production requirements. The Company reduced its estimated expenses related to its manufacturing restructuring plan from its original estimate by approximately $2,000,000.

6.             Earnings per Share

The following tables set forth the reconciliation of the calculation of earnings per share:

	For the Second Quarter Ended June 27, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Amounts in thousands, except share and per share amounts)
Basic EPS
Income from continuing operations	$14,025	32,264,768	$0.43
Loss from discontinued operations	(72)		—
Net income	$13,953		$0.43
Effect of dilutive securities
Common stock equivalents		461,501
Diluted EPS
Income from continuing operations	$14,025		$0.43
Loss from discontinued operations	(72)		—
Net income	$13,953	32,726,269	$0.43

	For the Second Quarter Ended June 29, 2003
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Amounts in thousands, except share and per share amounts)
Basic EPS
Income from continuing operations	$8,680	27,209,813	$0.32
Loss from discontinued operations	(574)		(0.02)
Net income	$8,106		$0.30
Effect of dilutive securities
Common stock equivalents		262,506
Diluted EPS
Income from continuing operations	$8,680		$0.32
Loss from discontinued operations	(574)		(0.02)
Net income	$8,106	27,472,319	$0.30

	For the Six Months Ended June 27, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Amounts in thousands, except share and per share amounts)
Basic EPS
Income from continuing operations	$25,049	32,201,758	$0.78
Loss from discontinued operations	(95)		—
Net income	$24,954		$0.78
Effect of dilutive securities
Common stock equivalents		437,183
Diluted EPS
Income from continuing operations	$25,049		$0.77
Loss from discontinued operations	(95)		—
Net income	$24,954	32,638,941	$0.77

	For the Six Months Ended June 29, 2003
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Amounts in thousands, except share and per share amounts)
Basic EPS
Income from continuing operations	$17,616	27,139,406	$0.65
Loss from discontinued operations	(2,900)		(0.11)
Net income	$14,716		$0.54
Effect of dilutive securities
Common stock equivalents		212,301
Diluted EPS
Income from continuing operations	$17,616		$0.65
Loss from discontinued operations	(2,900)		(0.11)
Net income	$14,716	27,351,707	$0.54

Stock options to purchase 74,266 shares of common stock were outstanding at June 29, 2003, but were not included in the computation of diluted earnings per share for the second quarter of 2003 because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect would have been antidilutive.

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

The following is a summary of the Company’s significant accounts and balances by segment, reconciled to the consolidated totals:

	North America	Europe	China	Corporate(*)	Consolidated
	(in thousands)
Second quarter ended June 27, 2004
Net sales	$144,522	$60,981	$7,191	$—	$212,694
Operating income (loss)	22,186	7,992	457	(6,129)	24,506
Capital expenditures	2,266	1,317	2,920	—	6,503
Depreciation and amortization	3,495	2,366	1,234	—	7,095

Second quarter ended June 29, 2003
Net sales	$118,162	$50,229	$5,121	$—	$173,512
Operating income (loss)	16,807	4,310	(641)	(4,136)	16,340
Capital expenditures	1,466	1,102	1,083	—	3,651
Depreciation and amortization	3,197	2,243	523	—	5,963

Six months ended June 27, 2004
Net sales	$270,142	$121,014	$12,184	$—	$403,340
Operating income (loss)	38,676	15,437	(1)	(9,772)	44,340
Identifiable assets	516,604	295,448	77,905	—	889,957
Long-lived assets	74,301	48,476	26,515	—	149,292
Intangibles	23,240	9,998	6,087	—	39,325
Capital expenditures	4,059	3,030	4,360	—	11,449
Depreciation and amortization	7,609	4,624	1,956	—	14,189

Six months ended June 29, 2003
Net sales	$231,117	$98,898	$9,189	$—	$339,204
Operating income (loss)	31,969	9,170	(1,124)	(7,765)	32,250
Identifiable assets	488,293	254,276	58,675	—	792,244
Long-lived assets	75,993	41,616	18,787	—	136,396
Intangibles	13,828	163	4,907	—	18,898
Capital expenditures	2,962	1,709	4,027	—	8,698
Depreciation and amortization	6,439	4,317	909	—	11,665

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

The North American segment consists of U.S. net sales of $135,377,000 and $109,975,000 for the second quarter of 2004 and 2003, respectively, and $252,739,000 and $216,040,000 for the six month period of 2004 and 2003, respectively. The North American segment also consists of U.S. long-lived assets of $69,692,000 and $70,753,000 at June 27, 2004 and June 29, 2003, respectively.

8.             Other Comprehensive Income (Loss)

Other comprehensive income (loss) consist of the following:

	Foreign Currency Translation	Pension Adjustment	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
	(in thousands)

Balance December 31, 2003	$19,588	$(5,829)	$46	$13,805
Change in period	(5,585)	—	(209)	(5,794)
Balance March 28, 2004	$14,003	$(5,829)	$(163)	$8,011
Change in period	(518)	—	196	(322)
Balance June 27, 2004	$13,485	$(5,829)	$33	$7,689

Balance December 31, 2002	$(7,806)	$(3,988)	$—	$(11,794)
Change in period	3,533	—	(221)	3,312
Balance March 30, 2003	$(4,273)	$(3,988)	$(221)	$(8,482)
Change in period	9,564	—	(237)	9,327
Balance June 29, 2003	$5,291	$(3,988)	$(458)	$845

Accumulated other comprehensive income (loss) in the Consolidated Balance Sheets as of June 27, 2004 and June 29, 2003 consists of cumulative translation adjustments, pension plan additional minimum liability, net of tax, and changes in the fair value of certain financial instruments that qualify for hedge accounting as required by FAS 133.  The Company’s total comprehensive income was as follows:

	Second Quarter Ended
	June 27, 2004	June 29, 2003
	(in thousands)

Net income	$13,953	$8,106
Unrealized gains (loss) on derivative instruments, net of tax	196	(237)
Foreign currency translation adjustments	(518)	9,564
Total comprehensive income	$13,631	$17,433

	Six Months Ended
	June 27, 2004	June 29, 2003
	(in thousands )

Net income	$24,954	$14,716
Unrealized loss on derivative instruments, net of tax	(13)	(458)
Foreign currency translation adjustments	(6,103)	13,097
Total comprehensive income	$18,838	$27,355

9.             Acquisitions

On May 21, 2004, a wholly-owned subsidiary of the Company acquired the stock of McCoy Enterprises, Inc., which was subsequently renamed Orion Enterprises, Inc. (Orion), located in Kansas City, Kansas, for approximately $27,760,000 in cash. Orion distributes its products under the brand names of Orion, Flo Safe and Laboratory Enterprises. During the second quarter of 2004, the Company contracted for a third-party valuation to allocate the purchase price consistent with the guidelines of FAS 141. The preliminary allocation for goodwill was approximately $18,100,000 and approximately $4,300,000 was allocated to intangibles. Orion’s product lines include a complete line of acid resistant waste products, double containment piping systems, as well as a line of high purity pipes, fittings and faucets.

On April 16, 2004, a wholly-owned subsidiary of the Company acquired 90% of the stock of TEAM Precision Pipework, Ltd. (TEAM), located in Ammanford, West Wales, United Kingdom for approximately $16,530,000 in cash subject to final adjustments, if any, as stipulated in the purchase and sale agreement.  During the second quarter of 2004, the Company contracted for a third-party valuation to allocate the purchase price consistent with the guidelines of FAS 141. The preliminary allocation for goodwill was approximately $4,000,000 and approximately $10,100,000 was allocated to intangibles. TEAM custom designs and manufactures manipulated pipe and hose tubing assemblies, which are utilized in the heating ventilation and air conditioning markets.

TEAM is a supplier to major original equipment manufacturers of air conditioning systems and several of the major European automotive air conditioning manufacturers.

On March 29, 2004, a wholly-owned subsidiary of the Company acquired the 40% equity interest in Taizhou Shida Plumbing Manufacturing Co., Ltd. (Shida), that had been held by the Company’s former joint venture partner for approximately $3,000,000 in cash and the payment of $3,500,000 in cash in connection with a know-how transfer and non-compete agreement.  As of June 27, 2004 the Company had paid $5,500,000 in cash.  The Company now owns 100% of Shida.  Prior to the acquisition the joint venture declared a dividend of $1,250,000 and based on the 40% ownership a $500,000 cash dividend was paid to its joint venture partner.  During the second quarter of 2004, the Company contracted for a third-party valuation to allocate the purchase price consistent with the guidelines of FAS 141. The preliminary allocation allocated approximately $3,500,000 to intangibles.

On January 5, 2004, a wholly-owned subsidiary of the Company acquired substantially all of the assets of Flowmatic Systems, Inc. (Flowmatic), located in Dunnellon, Florida, for approximately $16,700,000 in cash.  During the first quarter of 2004, the Company contracted for a third-party valuation to allocate the purchase price consistent with the guidelines of FAS 141. The preliminary allocation for goodwill was approximately $5,200,000 and approximately $5,600,000 was allocated to intangibles. Flowmatic designs and distributes a complete line of high quality reverse osmosis components and filtration equipment. Their product line includes stainless steel and plastic housings, filter cartridges, storage tanks, control valves, as well as complete reverse osmosis systems for residential and commercial applications.

On May 4, 2004, in connection with the Hunter Innovations, Inc. (Hunter) acquisition on May 9, 2002, the Company made a scheduled payment of approximately $3,750,000 for the second installment on the interest bearing notes issued to the Hunter sellers.

The acquisitions above has been accounted for utilizing the purchase method of accounting.  The pro-forma results have not been displayed, as the results are not significant to the Company’s consolidated results of operations.

10.          Debt Issuance

On February 28, 2002, the Company entered into a revolving credit facility with a syndicate of banks (as amended, the Revolving Credit Facility).  The Revolving Credit Facility provides for borrowings of up to $150,000,000, which includes a $75,000,000 tranche for euro-based borrowings and matures in February 2005.  Outstanding indebtedness under the Revolving Credit Facility bears interest at one of three customary rates plus a margin of 100 basis points, depending on the applicable base rate and the Company’s bond rating. The average interest rate for borrowings under the Revolving Credit Facility was approximately 2.8% at June 27, 2004.  The Revolving Credit Facility includes operational and financial covenants customary for facilities of this type, including, among others, restrictions on additional indebtedness, liens and investments and maintenance of certain leverage ratios. As of June 27, 2004, the Company was in compliance with all covenants related to the Revolving Credit Facility.  At June 27, 2004, the total amount outstanding on the facility was $61,459,000 for euro-based borrowings and no amounts were outstanding for U.S. dollar borrowings.

On July 1, 2003, the Company entered into an interest rate swap for a notional amount of €25,000,000 outstanding on the Company’s Revolving Credit Facility.  The Company swapped the variable rate from the Revolving Credit Facility, which is three month EURIBOR plus 0.7%, for a fixed rate of 2.3%.  The term of the swap is two years.  The Company has designated the swap as a hedging instrument using the cash flow method. The swap hedges the cash flows associated with interest payments on the first €25,000,000 of the Company’s Revolving Credit Facility. The Company marks to market the changes in value of the swap through other comprehensive income. Any ineffectiveness has been recorded in income.  During the second quarter and six months of 2004, the EURIBOR rate has not fluctuated materially.  For the first six months of 2004, the Company recorded a charge of $69,000 in other comprehensive income for the decrease in the fair value of the swap.

11.          Contingencies and Environmental Remediation

As disclosed in Part I, Item 1, “Product Liability, Environmental and Other Litigation Matters” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, the Company is a party to the litigation described as the James Jones litigation and to a purported class action lawsuit in the Maryland state court described as Other Litigation.

In the James Jones litigation, on July 27, 2004, the California Superior Court granted the Company’s motion for summary adjudication and ordered that Zurich American Insurance Company, or Zurich, indemnify the Company for its settlement with the three Phase I cities. In August 2003, the Company had made a payment of $11,000,000 for this settlement, and in April 2004, the Company received $11,000,000 from Zurich, subject to Zurich’s claims for reimbursement.  Zurich may appeal this decision and the Company has recorded this $11,000,000 as a liability. This amount has been expensed to discontinued operations in prior periods.

In the purported class action, on June 7, 2004, the Maryland Circuit Court for Prince George’s County issued an opinion and order that denied the plaintiff’s request for class certification.  The plaintiff has attempted to appeal, and its right to do so is unclear until other issues are resolved in the trial court.

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

The components of net periodic benefit cost are as follows:

	Second Quarter Ended
	June 27, 2004	June 29, 2003
	(in thousands)

Service cost—benefits earned	$582	$505
Interest costs on benefits obligation	737	697
Estimated return on assets	(688)	(570)
Transitional asset amortization	(60)	(63)
Prior service cost amortization	53	55
Net loss amortization	184	130
Net periodic benefit cost	$808	$754

	Six Months Ended
	June 27, 2004	June 29, 2003
	(in thousands )

Service cost—benefits earned	$1,200	$1,011
Interest costs on benefits obligation	1,520	1,394
Estimated return on assets	(1,420)	(1,141)
Transitional asset amortization	(125)	(126)
Prior service cost amortization	110	109
Net loss amortization	380	261
Net periodic benefit cost	$1,665	$1,508

Cash flows:

The information related to the Company’s pension funds cash flow is as follows:

	Six Months Ended
	June 27, 2004	June 29, 2003
	(in thousands)

Employer contributions	$52	$42

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

Our business is reported in three geographic segments, North America, Europe and China. We distribute our products through three primary distribution channels, wholesale, do-it-yourself (DIY) and original equipment manufacturers (OEMs).  Increases in Gross National Product (GNP) indicate a healthy economic environment which we believe positively impacts our results of operations. The economic factors that we believe have the most significant direct effect on the demand for our products are the number of new housing construction starts and non-residential, or commercial, construction starts.  Interest rates have a significant indirect effect on the demand for our products due to the effect such rates have on the number of new residential and commercial construction starts and remodeling projects. In the second quarter of 2004, organic sales in North America increased in both our DIY and wholesale markets by approximately 11% and 13%, respectively, over the comparable period of last year.   Also, in the second quarter of 2004 organic sales in Europe increased by approximately 5% over the comparable period of last year despite a weak European economy.   An additional factor that has had a significant effect on our sales is fluctuations in foreign currencies, as a significant portion of our sales and certain portions of our costs, assets and liabilities are denominated in currencies other than the U.S. dollar. In the second quarter of 2004, primarily due to the euro appreciating against the U.S. dollar, our sales increased approximately 2% over the comparable period of last year.

We believe that the most significant factors relating to our future growth include our ability to continue to make selected acquisitions, both in our core markets as well as new complementary markets, regulatory requirements relating to the quality and conservation of water and increased demand for clean water and continued enforcement of plumbing and building codes. We have completed sixteen acquisitions since divesting our industrial and oil and gas business in 1999. Our acquisition strategy focuses on businesses that manufacture preferred brand name products that address our themes of water quality, water safety, water conservation and water flow control. We target businesses that will provide us with one or more of the following: an entry into new markets, an increase in shelf space with existing customers, a new or improved technology or an expansion of the breadth of our water quality, water conservation, water safety and water flow control products for the residential and commercial markets.

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

We require substantial amounts of raw materials to produce our products, including bronze, brass, cast iron, steel and plastic, and substantially all of the raw materials we require are purchased from outside sources. We have experienced increases in the costs of bronze, brass, cast iron and steel.  In addition, we expect the cost of plastic to increase in the near future as a result of the recent increase in the cost of oil, which is used in the production of plastic.  The price of copper has risen approximately 61% since June 30, 2003 and approximately 16 % since December 31, 2003. Bronze and brass are copper based alloys.  Since December 31, 2003, we have experienced cost increase in bronze and brass of approximately 40% and 28%, respectively. Additionally, since December 31, 2003, we have experienced cost increases in cast iron and steel of 12% and 30%, respectively.   These raw material costs increases have caused our cost of goods sold to increase by approximately 3% for the first six months of 2004.

A significant risk we face is our ability to deal effectively with increases in raw material costs.  We manage this risk by monitoring related market prices, working with our suppliers to achieve the maximum level of stability in their costs and related pricing, seeking alternative supply sources when necessary and passing increases in costs to our customers, to the maximum extent possible, when they occur.  Additionally, on a limited basis, we use commodity futures contracts to manage this risk, though we have not entered into any such contracts in the first six months of 2004.  In response to recent cost increases, we have implemented price increases for those products which have become more expensive to manufacture due to the increases in raw material costs. As a result of these price increases we believe we have been successful in offsetting most, if not all, of the cost increases.  We are not able to predict whether or for how long these cost increases will continue. If these cost increases continue and we are not able to reduce or eliminate the effect of the cost increases by reducing production costs or implementing price increases, our profit margins could decrease.

Another significant risk we face in all areas of our business is competition. We consider brand preference, engineering specifications, plumbing code requirements, price, technological expertise, delivery times and breadth of product offerings to be the primary competitive factors. As mentioned previously, we believe that significant product development, product testing capability and investment in plant and equipment is needed to manufacture products in compliance with code requirements, which represents a significant barrier to entry for competitors. We are committed to maintaining our capital equipment at a level consistent with current technologies, as we spent approximately $11,500,000 in the first six months of 2004, and expect to invest approximately $7,000,000 for the remainder of 2004. We are also committed to expanding our manufacturing capacity in lower cost countries such as China, Tunisia and Bulgaria. These manufacturing plant relocations and consolidations are an important part of our ongoing commitment to reduce production costs.

Recent Developments

On June 23, 2004 we announced the election of Ralph E. Jackson, Jr. as a new Director of the Company.  Mr. Jackson worked for Cooper Industries, Inc. from 1985 until his retirement in 2003.  Mr. Jackson served as a member of the Board of Directors of Cooper Industries from 2000 to 2003, is currently a member of the Board of Trustees of Hope College and is a past Chairman of the National Electrical Manufacturers Association.

Acquisitions

On May 21, 2004, we acquired the stock of McCoy Enterprises, Inc., which we subsequently renamed Orion Enterprises, Inc. (Orion), located in Kansas City, Kansas, for approximately $27,760,000 in cash. Orion distributes its products under the brand names of Orion, Flo Safe and Laboratory Enterprises. Their product lines includes a complete line of acid resistant waste products, double containment piping systems, as well as a line of high purity pipes, fittings and faucets.

On April 16, 2004, we acquired 90% of the stock of TEAM Precision Pipework, Ltd. (TEAM), located in Ammanford, West Wales, United Kingdom for approximately $16,530,000 in cash subject to final adjustments, if any, as stipulated in the purchase and sale agreement.  TEAM custom designs and manufactures manipulated pipe and hose tubing assemblies, which are utilized in the heating, ventilation and air conditioning markets. TEAM is a supplier to major original equipment manufacturers of air conditioning systems and several of the major European automotive air conditioning manufacturers.

On March 29, 2004, we acquired the 40% equity interest in Taizhou Shida Plumbing Manufacturing Co., Ltd. (Shida), that had been held by our former joint venture partner for approximately $3,000,000 in cash and the payment of $3,500,000 in cash in connection with a know-how transfer and non-compete agreement. We now own 100% of Shida.

On January 5, 2004, we acquired substantially all of the assets of Flowmatic Systems, Inc. (Flowmatic), located in Dunnellon, Florida, for approximately $16,700,000 in cash. Flowmatic designs and distributes a complete line of high quality reverse osmosis components and filtration equipment. Their product line includes stainless steel and plastic housings, filter cartridges, storage tanks, control valves, as well as complete reverse osmosis systems for residential and commercial applications.

On July 30, 2003, we acquired Giuliani Anello S.r.l. (Anello), located in Cento (Ferrara) Bologna, Italy, for approximately $10,600,000 in cash net of acquired cash of $1,400,000.  Anello manufactures and distributes valves and filters utilized in heating applications including strainer filters, solenoid valves, flow stop valves, stainless steel water filter elements and steam cleaning filters.

On April 18, 2003, we acquired Martin Orgee UK Ltd. (Martin Orgee), located in Kidderminster, West Midlands, United Kingdom for approximately $1,600,000 in cash.  Martin Orgee distributes a line of plumbing and heating products to the wholesale, commercial and OEM markets in the United Kingdom and Southern Ireland.  Martin Orgee also assembles pumping groups for under-floor radiant heat systems.

The acquisitions above have been accounted for utilizing the purchase method of accounting.  The pro-forma results have not been displayed, as the combined results of acquired companies are not significant to our consolidated financial position or results of operation.

Results of Operations

Second Quarter Ended June 27, 2004 Compared to Second Quarter Ended June 29, 2003

Net Sales.  Our business is reported in three geographic segments: North America, Europe and China. Our net sales in each of these segments for each of the second quarters ended 2004 and 2003 were as follows:

	Second Quarter Ended June 27, 2004		Second Quarter Ended June 29, 2003			% Change to Consolidated Net Sales
	Net Sales	% Sales	Net Sales	% Sales	Change
	(in thousands)

North America	$144,522	67.9%	$118,162	68.1%	$26,360	15.2%
Europe	60,981	28.7%	50,229	28.9%	10,752	6.2%
China	7,191	3.4%	5,121	3.0%	2,070	1.2%
Total	$212,694	100%	$173,512	100%	$39,182	22.6%

The increase in consolidated net sales is attributable to the following:

	(in thousands)	% Change

Internal growth	$19,069	11.0%
Foreign exchange	3,074	1.8%
Acquisitions	11,299	6.5%
Other - FIN 46R	5,740	3.3%
Total	$39,182	22.6%

The increase in net sales in North America is attributable to the following:

	(in thousands)	% Change to Consolidated Net Sales	% Change to Segment Net Sales

Internal growth	$14,300	8.3%	12.1%
Foreign exchange	204	0.1%	0.2%
Acquisition	6,116	3.5%	5.2%
Other – FIN 46R	5,740	3.3%	4.8%
Total	$26,360	15.2%	22.3%

The internal growth in net sales in North America is due to increased unit sales into both the wholesale and DIY markets.   Our wholesale market for the second quarter of 2004, excluding the acquisitions of Orion and Flowmatic sales, grew by 12.6% compared to the second quarter of 2003, primarily due to increased sales of backflow preventor units, as well as in our plumbing and under-floor radiant heating product lines.  Our sales into the North American DIY market for the second quarter of 2004, excluding Jameco International LLC (Jameco) sales, increased by 11.4% compared to the second quarter of 2003 primarily due to increased sales of our brass and tubular products.

The increase in net sales due to foreign exchange in North America is due to the Canadian dollar appreciating against the U.S. dollar. We cannot predict whether the Canadian dollar will continue to appreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

The acquired growth in net sales in North America is due to the inclusion of net sales of Flowmatic, acquired on January 5, 2004 and Orion, acquired on May 21, 2004.  We expect these acquisitions to have a positive impact on sales for the remainder of the year.

Included in “Other FIN-46R” for North America are sales of $5,740,000 from Jameco. In October 2003, we determined that our 49% minority interest in Jameco qualified as a variable interest in a variable interest entity under Financial Accounting Standards Board Interpretation No. 46 “Consolidation of Variable Interest Entities – Revised” (FIN 46R) and, as we are considered the primary beneficiary, the results of Jameco are consolidated into our North American results.

The increase in net sales in Europe is attributable to the following:

	(in thousands)	% Change to Consolidated Net Sales	% Change to Segment Net Sales

Internal growth	$2,699	1.5%	5.4%
Foreign exchange	2,870	1.7%	5.7%
Acquisitions	5,183	3.0%	10.3%
Total	$10,752	6.2%	21.4%

The internal growth in net sales in Europe is primarily attributable to market share gains in the European wholesale markets.

The increase in net sales due to foreign exchange in Europe is primarily due to the appreciation of the euro against the U.S. dollar.  We cannot predict whether the euro will continue to appreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

The acquired growth in net sales in Europe is due to the inclusion of the net sales of Anello, acquired on July 30, 2003 and TEAM, acquired on April 16, 2004.

The increase in net sales in China of $2,070,000 is primarily attributable to an adjustment of $2,200,000 made in the second quarter of 2003 for previously recorded sales at our TWT joint venture located in Tianjin, China.

Gross Profit.  Gross profit for the second quarter of 2004 increased $17,824,000, or 30.4%, compared to the second quarter of 2003. The increase in gross profit is attributable to the following:

	(in thousands)	% Change

Internal growth	$11,718	20.0%
Foreign exchange	991	1.7%
Acquisitions	4,391	7.5%
Other – FIN 46R	761	1.3%
Other – Restructuring	(37)	(0.1)%
Total	$17,824	30.4%

The internal growth is primarily due to a $9,055,000 increase in internal gross profit in the North American segment.  This increase is primarily due to an improved sales mix due to increased sales volume in the North American wholesale market, which generally has higher gross margins than the North American retail market, and to benefits resulting from our completed manufacturing restructuring projects and outsourcing.  The European segment increased internal gross profit by $1,677,000, primarily due to sales growth with European wholesale customers and to benefits resulting from our completed manufacturing restructuring projects.  The China segment increased gross profit by $1,091,000 primarily due to increased sales volumes and improved manufacturing efficiencies at our wholly owned manufacturing plant in Tianjin. The increase in gross profit from foreign exchange is primarily due to the appreciation of the euro and Canadian dollar against the U.S. dollar.  The increase in gross profit from acquisitions is primarily due to the inclusion of gross profit from Orion, TEAM, Flowmatic, and Anello.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses, or SG&A expense, for the second quarter of 2004 increased $9,772,000, or 23.2%, compared to the second quarter of 2003.  The increase in SG&A expense is attributable to the following:

	(in thousands)	% Change

Internal growth	$6,313	15.0%
Foreign exchange	629	1.5%
Acquisitions	1,868	4.4%
Other – FIN 46R	962	2.3%
Total	$9,772	23.2%

The internal increase in SG&A expense is primarily due to increased variable selling expenses due to increased sales volume and costs incurred for compliance with the Sarbanes-Oxley Act (SOX).  Variable selling expense consists primarily of commissions and freight expenses. For the second quarter of 2004, commission expense and selling expense were approximately 4.3% and 11.5%, respectively, of sales. These expense percentages are consistent with the comparable quarter and six month period in 2003, as we expect these costs to move relative to our sales volume.  For the second quarter of 2004, we recorded approximately $1,400,000 for SOX related expenses.  We currently estimate an additional $1,200,000 of costs associated with SOX in the second half of 2004, with some of the major components not yet estimable.  Our SG&A expense as a percent of sales for the second quarter of 2004 remained relatively constant at 24.4% compared to 24.3% in the same period in 2003.

Operating Income.  Operating income by geographic segment for each of the second quarters ended 2004 and 2003 were as follows:

	Second Quarter Ended		Change	% Change to Consolidated Operating Income
	June 27, 2004	June 29, 2003
	(in thousands)

North America	$22,186	$16,807	$5,379	32.9%
Europe	7,992	4,310	3,682	22.5%
China	457	(641)	1,098	6.7%
Corporate	(6,129)	(4,136)	(1,993)	(12.2)%
Total	$24,506	$16,340	$8,166	49.9%

The increase in operating income is attributable to the following:

	(in thousands)	% Change

Internal growth	$5,405	33.1%
Foreign exchange	362	2.2%
Acquisitions	2,523	15.4%
Other – FIN 46R	(201)	(1.2)%
Other – Restructuring	77	0.4%
Total	$8,166	49.9%

The increase in operating income in North America is attributable to the following:

	(in thousands)	% Change to Consolidated Operating Income	% Change to Segment Operating Income

Internal growth	$5,173	31.7%	30.8%
Foreign exchange	29	0.2%	0.2%
Acquisition	890	5.4%	5.3%
Other – FIN 46R	(201)	(1.2)%	(1.2)%
Other – Restructuring	(512)	(3.2)%	(3.1)%
Total	$5,379	32.9%	32.0%

The internal growth is due to our increased gross profit in the wholesale market partially offset by increased net SG&A expense.  In 2004, we have experienced raw material cost increases that we have been able to recover by implementing price increases in some of our products. For the second quarter of 2004, we recorded $560,000 for costs associated with our manufacturing restructuring plan compared to $48,000 in the second quarter of 2003.  In the second quarter of 2004, we reevaluated our manufacturing restructuring plan, primarily due to increased sales volume.  As a result, we postponed the expected closure date of a U.S. manufacturing plant and have extended the estimated useful lives of certain manufacturing equipment due to revised production requirements. We now expect to record an additional $1,400,000 in the second half of 2004 for manufacturing restructuring expenses, which is a reduction of approximately $2,000,000 from our original estimate.  The acquired growth is due to the inclusion of operating income from Orion and Flowmatic.

The increase in operating income in Europe is attributable to the following:

	(in thousands)	% Change to Consolidated Operating Income	% Change to Segment Operating Income

Internal growth	$1,127	6.9%	26.1%
Foreign exchange	333	2.0%	7.7%
Acquisitions	1,633	10.0%	37.9%
Other –Restructuring	589	3.6%	13.7%
Total	$3,682	22.5%	85.4%

The internal growth is primarily due to increased gross profit from the increased sales volume in the wholesale market partially offset by increased SG&A expense. We did not record any manufacturing restructuring or other costs in the second quarter of 2004 compared to $589,000 for the comparable period in 2003.  We do not anticipate recording any additional manufacturing restructuring costs in 2004 for our European operations. The increase in operating income from foreign exchange is primarily due to the appreciation of the euro against the U.S. dollar.   We cannot predict whether the euro will continue to appreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our operating income.  The acquired growth is due to the inclusion of operating income from TEAM and Anello.

The increase in China of $1,098,000 is attributable to internal growth primarily due to increased sales volumes and improved manufacturing efficiencies associated with our wholly-owned manufacturing plant in Tianjin, which in 2003 was in a start up phase.

The decrease in Corporate of $1,993,000 is primarily attributable to costs incurred for compliance with SOX.

Interest Expense.  Interest expense for the second quarter of 2004 decreased $36,000, or 1.3%, compared to the second quarter of 2003, primarily due to the elimination of amortization from our interest rate swap and increased amounts of indebtedness on our senior notes partially offset by decreased indebtedness in the U.S. revolving credit facility.  On September 1, 2001, we entered into an interest rate swap with respect to our $75,000,000 8 3/8% notes due December 2003. The swap converted the interest from fixed to floating.  On August 5, 2002, we sold the swap and received $2,315,000 in cash.  For the second quarter of 2003, we reduced interest expense by $393,000 by amortizing the adjustment to the fair value of the swap. The amortization of the swap was completed upon repayment of the $75,000,000 8 3/8% notes on December 1, 2003. On May 15, 2003, we refinanced our $75,000,000 8 3/8% notes with proceeds from the issuance of $125,000,000 senior notes.

On July 1, 2003, we entered into an interest rate swap for a notional amount of €25,000,000 outstanding on our Revolving Credit Facility. We swapped the variable rate from the Revolving Credit Facility, which is three month EURIBOR plus 0.7%, for a fixed rate of 2.3%. For the second quarter of 2004, the EURIBOR rate has not fluctuated materially and the impact of swap was immaterial to the overall interest expense.

Income Taxes.  Our effective tax rate for continuing operations for the second quarter of 2004 decreased to 36.0% from 37.5% for the second quarter of 2003. The decrease is primarily due to a higher percentage of earnings coming from our European operations that have a lower effective tax rate than our overall average. Also, our China operations are generating lower taxed earnings in the second quarter of 2004 versus generating losses for which we could not take a tax benefit in the second quarter of 2003.

Income From Continuing Operations.  Income from continuing operations for the second quarter of 2004 increased $5,345,000, or 61.6%, to $14,025,000 or $0.43 per common share, from $8,680,000 or $0.32 per common share, for the second quarter of 2003, in each case, on a diluted basis. The appreciation of the euro against the U.S. dollar resulted in a positive impact on income from continuing operations of $0.01 per share for the second quarter of 2004 compared to the comparable period last year. We cannot predict whether the euro will continue to appreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net income.  Income from continuing operations for the second quarter of 2004 and 2003 includes costs incurred for our manufacturing restructuring plan of $344,000, or $0.01 per share and $399,000, or $0.01 per share, respectively.

Loss From Discontinued Operations.  We recorded a charge net of tax to discontinued operations for the second quarter of 2004 of $72,000, or ($0.00) per common share and $574,000, or ($0.02) per common share, for the second quarter of 2003, in each case, on a diluted basis. These charges are attributable to legal fees associated with the James Jones litigation, as described in Part I, Item 1. “Business-Product Liability, Environmental and Other Litigation Matters” in our Annual Report on Form 10-K for the year ended December 31, 2003.

Six Months Ended June 27, 2004 Compared to Six Months Ended June 29, 2003

Net Sales.  Our business is reported in three geographic segments: North America, Europe and China. Our net sales in each of these segments for each of the six months ended 2004 and 2003 were as follows:

	Six Months Ended June 27, 2004		Six Months Ended June 29, 2003		Change	% Change to Consolidated Net Sales
	Net Sales	% Sales	Net Sales	% Sales
	(in thousands)

North America	$270,142	67.0%	$231,117	68.1%	$39,025	11.5%
Europe	121,014	30.0%	98,898	29.2%	22,116	6.5%
China	12,184	3.0%	9,189	2.7%	2,995	0.9%
Total	$403,340	100%	$339,204	100%	$64,136	18.9%

The increase in consolidated net sales is attributable to the following:

	(in thousands)	% Change

Internal growth	$24,544	7.2%
Foreign exchange	11,894	3.5%
Acquisitions	17,321	5.1%
Other - FIN 46R	10,377	3.1%
Total	$64,136	18.9%

The increase in net sales in North America is attributable to the following:

	(in thousands)	% Change to Consolidated Net Sales	% Change to Segment Net Sales

Internal growth	$17,957	5.3%	7.8%
Foreign exchange	1,153	0.3%	0.5%
Acquisition	9,538	2.8%	4.1%
Other – FIN 46R	10,377	3.1%	4.5%
Total	$39,025	11.5%	16.9%

The internal growth in net sales in North America is primarily due to increased unit sales into both the wholesale and DIY markets.  Our wholesale market for the six months of 2004, excluding the acquisitions of Flowmatic and Orion sales, grew by 9.5% compared to the six months of 2003 primarily due to increased sales of backflow prevention units and in our plumbing and under-floor radiant heating product lines.   Our sales into the North American DIY market for the six months of 2004, excluding Jameco sales, increased by 5.1% compared to the six months of 2003.

The increase in net sales due to foreign exchange in North America is due to the Canadian dollar appreciating against the U.S. dollar. We cannot predict whether the Canadian dollar will continue to appreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

The acquired growth in net sales in North America is due to the inclusion of net sales of Flowmatic, acquired on January 5, 2004 and Orion, acquired on May 21, 2004.  We expect these acquisitions to have a positive impact on sales for the remainder of the year.

Included in “Other-FIN 46R” for North America are sales of $10,377,000 from Jameco. In October 2003, we determined that our 49% minority interest in Jameco qualified as a variable interest in a variable interest entity under Financial Accounting Standards Board Interpretation No. 46 “Consolidation of Variable Interest Entities – Revised” (FIN 46R) and, as we are considered the primary beneficiary, the results of Jameco are consolidated into our North American results.

The increase in net sales in Europe is attributable to the following:

	(in thousands)	% Change to Consolidated Net Sales	% Change to Segment Net Sales

Internal growth	$3,592	1.0%	3.6%
Foreign exchange	10,741	3.2%	10.9%
Acquisitions	7,783	2.3%	7.9%
Total	$22,116	6.5%	22.4%

The internal growth in net sales in Europe is primarily due to increased sales into the European OEM market and market share gains in the European wholesale markets.

The increase in net sales due to foreign exchange in Europe is primarily due to the appreciation of the euro against the U.S. dollar.  We cannot predict whether the euro will continue to appreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

The acquired growth in net sales in Europe is due to the inclusion of the net sales of Martin Orgee, acquired on April 18, 2003, Anello, acquired on July 30, 2003 and TEAM, acquired on April 16, 2004.

The increase in net sales in China of $2,995,000 is primarily attributable to an adjustment of $2,200,000 made in the second quarter of 2003 for previously recorded sales at our TWT joint venture located in Tianjin, China and to internal growth primarily due to increased domestic shipments at Shida located in Taizhou, China.

Gross Profit.  Gross profit for the six months of 2004 increased $27,875,000, or 24.4%, compared to the six months of 2003. The increase in gross profit is attributable to the following:

	(in thousands)	% Change

Internal growth	$16,697	14.6%
Foreign exchange	3,807	3.3%
Acquisitions	6,475	5.7%
Other – FIN 46R	1,664	1.5%
Other – Restructuring	(768)	(0.7)%
Total	$27,875	24.4%

The internal growth is primarily due to a $12,469,000 increase in internal gross profit in the North American segment. This increase is primarily due to improved sales mix due to increased sales volume in the North American wholesale market, which typically generates higher gross margins than the North American retail market and to benefits resulting from our completed manufacturing restructuring projects and outsourcing.  The European segment increased internal gross profit by $2,865,000 primarily due to sales growth with European OEM and wholesale customers and to benefits resulting from our completed manufacturing restructuring projects.   The China segment increased gross profit by $1,570,000 primarily due to increased sales volumes and improved manufacturing efficiencies at our wholly owned manufacturing plant in Tianjin. The increase in gross profit from foreign exchange is primarily due to the appreciation of the euro and Canadian dollar against the U.S. dollar.  The increase in gross profit from acquisitions is primarily due to the inclusion of gross profit from Orion, TEAM, Flowmatic, Martin Orgee and Anello.

The increase in gross profit was partially offset by increased manufacturing restructuring and other costs.  For the six months of 2004 we charged $1,737,000 of accelerated depreciation to cost of sales compared to $969,000 of accelerated depreciation and other costs for the six months of 2003.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses, or SG&A expense, for the six months of 2004 increased $15,899,000, or 19.4%, compared to the six months of 2003.  The increase in SG&A expense is attributable to the following:

	(in thousands)	% Change

Internal growth	$8,775	10.7%
Foreign exchange	2,382	2.9%
Acquisitions	2,933	3.6%
Other – FIN 46R	1,809	2.2%
Total	$15,899	19.4%

The internal increase in SG&A expense is primarily due to increased variable selling expenses due to increased sales volume and costs incurred for compliance with SOX partially offset by a reserve reduction due to a favorable ruling in one of our legal cases. For the six months of 2004, commission expense and selling expense were approximately 4.3% and 11.7%, respectively, of sales. These expense percentages are consistent with the comparable period in 2003, as we expect these costs to move relative to our sales volume.  For the six months of 2004, we recorded approximately $1,800,000 for SOX related expenses.  We currently estimate an additional $1,200,000 of costs associated with SOX in the second half of 2004, with some of the major components not yet estimable.  Our SG&A expense as a percent of sales for the six months of 2004 remained relatively constant at 24.3% compared to 24.2% for the same period in 2003.

Operating Income.  Operating income by geographic segment for each of the six months ended 2004 and 2003 were as follows:

	Six Months Ended			% Change to Consolidated Operating Income
	June 27, 2004	June 29, 2003	Change
	(in thousands)

North America	$38,676	$31,969	$6,707	20.8%
Europe	15,437	9,170	6,267	19.4%
China	(1)	(1,124)	1,123	3.5%
Corporate	(9,772)	(7,765)	(2,007)	(6.2)%
Total	$44,340	$32,250	$12,090	37.5%

The increase in operating income is attributable to the following:

	(in thousands)	% Change

Internal growth	$7,922	24.6%
Foreign exchange	1,425	4.4%
Acquisitions	3,542	11.0%
Other – FIN 46R	(145)	(0.5)%
Other – Restructuring	(654)	(2.0)%
Total	$12,090	37.5%

The increase in operating income in North America is attributable to the following:

	(in thousands)	% Change to Consolidated Operating Income	% Change to Segment Operating Income

Internal growth	$6,942	21.5%	21.7%
Foreign exchange	161	0.5%	0.5%
Acquisition	1,383	4.3%	4.3%
Other – FIN 46R	(145)	(0.5)%	(0.5)%
Other – Restructuring	(1,634)	(5.0)%	(5.1)%
Total	$6,707	20.8%	20.9%

The internal growth is due to our increased gross profit in the wholesale market, benefits resulting from our completed manufacturing restructuring projects and outsourcing, partially offset by increased net SG&A expense.  In 2004, we have experienced raw material cost increases that we have been able to recover by implementing price increases in some of our products.  For the six months of 2004, we recorded $1,737,000 for costs associated with our manufacturing restructuring plan compared to $103,000 for the six months of 2003.  In the second quarter of 2004, we reevaluated our manufacturing restructuring plan, primarily due to increased sales volume.  As a result, we postponed our expected closure date of a U.S. manufacturing plant and have extended the estimated useful lives of certain manufacturing equipment due to revised production requirements. We now expect to record an additional $1,400,000 on the second half of 2004 for manufacturing restructuring expenses, which is reduction of approximately $2,000,000 from our original estimate.  The acquired growth is due to the inclusion of operating income from Orion and Flowmatic.

The increase in operating income in Europe is attributable to the following:

	(in thousands)	% Change to Consolidated Operating Income	% Change to Segment Operating Income

Internal growth	$1,864	5.8%	20.3%
Foreign exchange	1,264	3.9%	13.8%
Acquisitions	2,159	6.7%	23.5%
Other – Restructuring	980	3.0%	10.7%
Total	$6,267	19.4%	68.3%

The internal growth is primarily due to increased gross profit from the increased sales volume in the OEM and wholesale market and to benefits resulting from our previous manufacturing restructuring projects, partially offset by increased SG&A expense. We did not record any manufacturing restructuring or other costs for the six months of 2004 compared to $980,000 for the comparable period in 2003.  We do not anticipate recording any additional manufacturing restructuring costs in 2004 for our European operations. The increase in operating income from foreign exchange is primarily due to the appreciation of the euro against the U.S. dollar.   We cannot predict whether the euro will continue to appreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our operating income.

The increase in China of $1,123,000 is attributable to internal growth primarily due to increased sales volumes and improved manufacturing efficiencies associated with our wholly-owned manufacturing plant in Tianjin, which in 2003 was in a start up phase.

The decrease in Corporate of $2,007,000 is primarily attributable to costs incurred for compliance with SOX.

Interest Expense.  Interest expense increased $449,000, or 9.2%, for the six months of 2004 compared to the six months of 2003, primarily due to the elimination of amortization from our interest rate swap and increased amounts of indebtedness on our senior notes partially offset by decreased indebtedness in the U.S. revolving credit facility.  On September 1, 2001, we entered into an interest rate swap with respect to our $75,000,000 8 3/8% notes due December 2003. The swap converted the interest from fixed to floating.  On August 5, 2002, we sold the swap and received $2,315,000 in cash.  For the six months of 2003, we reduced interest expense by $786,000 by amortizing the adjustment to the fair value of the swap. The amortization of the swap was completed upon repayment of the $75,000,000 8 3/8% notes on December 1, 2003. On May 15, 2003, we refinanced our $75,000,000 8 3/8% notes with proceeds from the issuance of $125,000,000 senior notes.

On July 1, 2003, we entered into an interest rate swap for a notional amount of €25,000,000 outstanding on our Revolving Credit Facility. We swapped the variable rate from the Revolving Credit Facility, which is three month EURIBOR plus 0.7%, for a fixed rate of 2.3%. For the six months of 2004, the EURIBOR rate has not fluctuated materially and the impact of swap was immaterial to the overall interest expense.

Income Taxes.  Our effective tax rate for continuing operations for the six months of 2004 decreased to 36.6% from 36.9% for the six months of 2003.  The decrease is primarily due to a higher percentage of earnings coming from our European operations that have a lower effective tax rate than our overall average. Also, our China operations are generating lower losses for the six months of 2004 versus generating larger losses for which we could not take a tax benefit in the six months of 2003.

Income From Continuing Operations.  Income from continuing operations for the six months of 2004 increased $7,433,000, or 42.2%, to $25,049,000 or $0.77 per common share, from $17,616,000 or $0.65 per common share, for the six months of 2003, in each case, on a diluted basis. The appreciation of the euro against the U.S. dollar resulted in a positive impact on income from continuing operations of $0.02 per share for the six months of 2004 compared to the comparable period last year. We cannot predict whether the euro will continue to appreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net income. Income from continuing operations for the six months of 2004 and 2003 includes costs incurred for our manufacturing restructuring plan of $1,068,000, or $0.03 per share and $676,000, or $0.03 per share, respectively.

Loss From Discontinued Operations.  We recorded a charge net of tax to discontinued operations for the six months of 2004 of $95,000, or ($0.00) per common share and $2,900,000, or ($0.11) per common share, for the six months of 2003, in each case, on a diluted basis. These charges are attributable to legal fees associated with the James Jones litigation, as described in Part I, Item 1. “Business-Product Liability, Environmental and Other Litigation Matters” in our Annual Report on Form 10-K for the year ended December 31, 2003.

Liquidity and Capital Resources

We used $11,943,000 of cash to fund continuing operations for the first six months of 2004. We experienced an increase in accounts receivable in North America, Europe and China. The North America increase is primarily due to increased sales volume and timing of certain cash receipts from certain large customers.  The European and China increase is primarily due to increased sales volume.  Additionally, we experienced an increase in inventories in North America, Europe and China. The North America increase is primarily due to an increased backlog, planned increases in finished goods as we set up additional distribution centers and a lengthened supply chain as we are producing more products abroad.  The Europe increase is primarily due to increased finished goods to support the delivery requirements of OEM customers in Europe. The China increase is primarily attributable to increased sales volume. The increases in accounts receivable and inventory were partially offset by increased payables in our European and Chinese segments.

We used $80,124,000 of net cash for investing activities for the first six months of 2004. We invested $11,449,000 in capital equipment.  Capital expenditures were primarily for manufacturing machinery and equipment as part of our ongoing commitment to improve our manufacturing capabilities. We expect to invest approximately $18,500,000 in capital equipment in 2004.  We received $1,791,000 of proceeds primarily from a sale of one of our North American manufacturing facilities in which we have entered in a sale lease back.  Our business acquisitions, net of cash consisted of $16,760,000 for the assets of Flowmatic, $5,500,000 for the 40% equity interest in Shida that had been held by our former joint venture partner, $16,530,000 for the TEAM acquisition, $3,750,000 of debt paid to the former shareholders of Hunter Innovations, and $27,760,000 for the Orion acquisition.

We generated $12,936,000 of net cash from financing activities for the first six months of 2004 primarily from net proceeds from indebtedness in Europe on the revolving credit facility primarily to fund the TEAM acquisition.

Our revolving credit facility with a syndicate of banks (the Revolving Credit Facility) provides for borrowings of up to $150,000,000 which includes a $75,000,000 tranche for euro-based borrowings and matures in February 2005. The Revolving Credit Facility is being used to support our acquisition program, working capital requirements and for general corporate purposes. As of June 27, 2004, current portion of long-term debt included $61,459,000 outstanding on the Revolving Credit Facility for euro-based borrowings and no amounts were outstanding for U.S. dollar borrowings.

Outstanding indebtedness under the Revolving Credit Facility bears interest at a rate determined by the type (currency) of loan plus an applicable margin determined by our debt rating, depending on the applicable base rate and our bond rating. The average interest rate for borrowings under the Revolving Credit Facility was approximately 2.8% at June 27, 2004. We have $88,541,000 of unused and available revolving credit at June 27, 2004. The Revolving Credit Facility includes operational and financial covenants customary for facilities of this type, including, among others, restrictions on additional indebtedness, liens and investments and maintenance of certain leverage ratios. At June 27, 2004, we were in compliance with all covenants related to the Revolving Credit Facility.

Effective July 1, 2003, we entered into an interest rate swap for a notional amount of €25,000,000 outstanding under our Revolving Credit Facility. We swapped the variable rate from the Revolving Credit Facility that is three month EURIBOR plus 0.7% for a fixed rate of 2.3%. The term of the swap is two years. We have designated the swap as a hedging instrument using the cash flow method. The swap hedges the cash flows associated with interest payments on the first €25,000,000 of our Revolving Credit Facility. We mark to market the changes in value of the swap through other comprehensive income. Any ineffectiveness has been recorded in income. For the six months of 2004, we recorded a change of $69,000 other comprehensive income for the decrease in the fair value of the swap.

We generated $6,573,000 of net cash from discontinued operations, net of the impact of deferred taxes, for the first six months of 2004. We received $11,000,000 in cash for reimbursement on a partial settlement and  $469,000 in cash as an indemnification payment for settlement costs we incurred in the James Jones case. This cash has been recorded as a liability at June 27, 2004 because of the possibility that we might have to reimburse the insurance company if it is ultimately successful with a future appeal. We also received $874,000 in cash for reimbursement of defense costs related to the James Jones case. We paid $1,050,000 for defense costs and $448,000 for indemnity costs we incurred in the James Jones case.

Working capital (defined as current assets less current liabilities) as of June 27, 2004 was $225,903,000 compared to $308,135,000 as of December 31, 2003. This decrease is primarily due to classification of our outstanding indebtedness on our Revolving Credit Facility, which matures in February 2005, as current. The ratio of current assets to current liabilities was 1.9 to 1 as of June 27, 2004 compared to 2.8 to 1 as of December 31, 2003. Cash and cash equivalents were $76,128,000 as of June 27, 2004 compared to $149,361,000 as of December 31, 2003.  This decrease in cash is due to cash paid for acquisitions, increased working capital requirements, and capital expenditures.

We anticipate that available funds from current operations, existing cash and other sources of liquidity will be sufficient to meet current operating requirements and anticipated capital expenditures for at least the next 12 months. However, we may have to consider external sources of financing for any large future acquisitions. Our current Revolving Credit Facility expires in February 2005. We are currently awaiting final commitments from a syndication of banks with the intention of structuring a new credit facility in the second half of 2004.

Our long-term contractual obligations as of June 27, 2004 are presented in the following table:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt obligations, including current maturities	$203,131	$71,648	$4,807	$876	$125,800
Operating lease obligations	10,461	1,191	4,606	2,871	1,793
Capital lease obligations	1,429	602	707	120	—
Total	$215,021	$73,441	$10,120	$3,867	$127,593

We maintain letters of credit that guarantee our performance or payment to third parties in accordance with specified terms and conditions. Amounts outstanding were approximately $38,800,000 as of June 27, 2004 and $29,880,000 as of December 31, 2003. Our letters of credit are primarily associated with insurance coverage and to a lesser extent foreign purchases. Our letters of credit generally expire within one year of issuance. The increase is primarily associated with insurance coverage. These instruments may exist or expire without being drawn down. Therefore, they do not necessarily represent future cash flow obligations.

Application of Critical Accounting Policies and Key Estimates

The preparation of our consolidated financial statements in accordance with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported. A critical accounting estimate is an assumption about highly uncertain matters and could have a material effect on the consolidated financial statements if another, also reasonable, amount were used, or, a change in the estimate is reasonably likely from period to period. We base our assumptions on historical experience and on other estimates that we believe are reasonable under the circumstances. Actual results could differ significantly from these estimates. There were no changes in accounting policies or significant changes in accounting estimates during the first six months of 2004.

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

Allowance for doubtful accounts

The allowance for doubtful accounts is established to represent our best estimate of the net realizable value of the outstanding accounts receivable. The development of our allowance for doubtful accounts varies by region but in general is based on a review of past due amounts, historical write-off experience, as well as aging trends affecting specific accounts and general operational factors affecting all accounts. In North America, management specifically analyzes individual accounts receivable and establishes specific reserves against financially troubled customers. In addition, factors are developed utilizing historical trends in bad debts, returns and allowances. The ratio of these factors to sales on a rolling twelve-month basis is applied to total outstanding receivables (net of accounts specifically identified) to establish a reserve. In Europe, management develops their bad debt allowance through an aging analysis of all their accounts. In China, where payment terms are generally extended, we reserve all accounts receivable in excess of one year from the invoice date and specifically reserve for identified uncollectible accounts receivable less than one year old.

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

Goodwill and other intangibles

We adopted Financial Accounting Standards Board Statement No. 142 “Goodwill and Other Intangible Assets” (FAS 142) on January 1, 2002, and as a result we no longer amortize goodwill. Goodwill and intangible assets with indefinite lives are tested annually for impairment in accordance with the provisions of FAS 142. We use judgment in assessing whether assets may have become impaired between annual impairment tests. We perform our annual test for indications of goodwill impairment on the last day of our fiscal October, which will be October 24 for fiscal 2004 or sooner if indicators exist.

Intangible assets such as purchased technology are generally recorded in connection with a business acquisition. In our larger, more complex acquisitions, the value assigned to intangible assets is determined by an independent valuation firm based on estimates and judgments regarding expectations of the success and life cycle of products and technology acquired.

It has been two years since adoption, and for both years our valuations have been greater than the carrying value of our goodwill and intangibles. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such factors as future sales volume, selling price changes, material cost changes, cost savings programs and capital expenditures could significantly affect our valuations. Other changes that may affect our valuations include, but are not limited to product acceptances and regulatory approval. If actual product acceptance differs significantly from the estimates, we may be required to record an impairment charge to write down the assets to their realizable value. A severe decline in market value could result in an unexpected impairment charge to goodwill, which could have a material impact on the results of operations and financial position.

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

Our foreign subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials and are denominated in European currencies or the U.S. or Canadian dollar. We use foreign currency forward contracts and options to manage the risk related to intercompany purchases that occur during the course of a year and certain open foreign currency denominated commitments to sell products to third parties.  For the second quarter and six months ended June 27, 2004, we recorded $55,000 in other comprehensive income for the change in the fair value of the contracts for our contracts in our Canadian operations.

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

We purchase significant amounts of bronze ingot, brass rod, cast iron, steel and plastic, which are utilized in manufacturing our many product lines. Our operating results can be adversely affected by changes in commodity prices if we are unable to pass on related price increases to our customers. We manage this risk by monitoring related market prices, working with our suppliers to achieve the maximum level of stability in their costs and related pricing, seeking alternative supply sources when necessary and passing increases in commodity costs to our customers, to the maximum extent possible, when they occur. Additionally, on a limited basis, we use commodity futures contracts to manage this risk, but we did not in the second quarter or six months of 2004.

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

Part II.  Other Information

Item l.     Legal Proceedings

As disclosed in Part I, Item 1, “Product Liability, Environmental and Other Litigation Matters” of our Annual Report on Form 10-K for the year ended December 31, 2003, we are a party to the litigation described as the James Jones litigation and to a purported class action lawsuit in the Maryland state court described as Other Litigation.

In the James Jones litigation, on July 27, 2004, the California Superior Court granted our motion for summary adjudication and ordered that Zurich American Insurance Company, or Zurich, indemnify us for its settlement with the three Phase I cities. In August 2003, we had made a payment of $11,000,000 for this settlement, and in April 2004, we received $11,000,000 from Zurich, subject to Zurich’s claims for reimbursement.  Zurich may appeal this decision and we have recorded this $11,000,000 as a liability. This amount has been expensed to discontinued operations in prior periods.

In the purported class action, on June 7, 2004, the Maryland Circuit Court for Prince George’s County issued an opinion and order that denied the plaintiff’s request for class certification.  The plaintiff has attempted to appeal, and its right to do so is unclear until other issues are resolved in the trial court.

Item 4.    Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on May 5, 2004.

The results of the voting on the proposals considered at the Annual Meeting of Stockholders were as follows:

1.     Election of Directors

Each of the following persons was elected as a Director of the Company for a term expiring at the Company’s 2005 Annual Meeting of Stockholders and until such director’s successor is duly elected and qualified.

The voting results were as follows:

DIRECTOR	VOTES FOR	VOTES WITHHELD

Timothy P. Horne	96,801,997	605,355
Kenneth J. McAvoy	89,113,600	8,293,752
John K. McGillicuddy	96,829,622	577,730
Gordon W. Moran	96,603,866	803,486
Daniel J. Murphy, III	96,604,866	802,486
Patrick S. O’Keefe	97,146,823	260,529
Roger A. Young	97,107,817	299,535

2.     Ratification of Independent Auditors

The selection of KPMG LLP as the independent auditors of the Company for the current fiscal year was ratified and the voting results were as follows:

97,106,229 votes FOR

254,247 votes AGAINST

46,876 votes ABSTAINED

3.     Approval of the Watts Water Technologies, Inc. 2004 Stock Incentive Plan

The Watts Water Technologies, Inc. 2004 Stock Incentive Plan was approved and the voting results were as follows:

84,836,859 votes FOR

10,212,536 votes AGAINST

144,665 votes ABSTAINED

2,213,292 BROKER NON-VOTES

Item 6.    Exhibits and Reports on Form 8-K

(a)   The exhibits listed in the Exhibit Index are included elsewhere in this report.

(b)   Reports filed on Form 8-K during the quarter ended June 27, 2004.

We furnished a Form 8-K on May 5, 2004, under Items 7 and 12, reporting that we issued a press release announcing our financial results for the year and quarter ended March 28, 2004 and furnishing the press release as an exhibit.

We filed a Form 8-K on May 7, 2004, under Item 5, reporting that Timothy P. Horne had established pre-arranged plans to sell shares of the Company’s class A common stock.

We filed a Form 8-K on May 25, 2004, under Item 5, reporting that Timothy P. Horne had established pre-arranged plans to sell shares of the Company’s class A common stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATTS WATER TECHNOLOGIES, INC.

Date:	August 6, 2004	By:	/s/ Patrick S. O’Keefe
Patrick S. O’Keefe
Chief Executive Officer

Date:	August 6, 2004	By:	/s/ William C. McCartney
William C. McCartney
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description

10.1	Watts Water Technologies, Inc. Supplemental Employees Retirement Plan as Amended and Restated Effective May 4, 2004.

11	Computation of Earnings per Share (1)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350.

(1)	Incorporated by reference to Note 6 to the Notes to Consolidated Financial Statements included in this Report.