Form 10-Q
period 2004-09-26
WATTS WATER TECHNOLOGIES INC
filed 2004-11-05
CIK 795403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 26, 2004

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2004

Class A Common Stock, $.10 par value	25,009,049
Class B Common Stock, $.10 par value	7,343,880

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX

Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets at September 26, 2004 and December 31, 2003 (unaudited)

Consolidated Statements of Operations for the Third Quarters Ended September 26, 2004 and September 28, 2003 (unaudited)

Consolidated Statements of Operations for the Nine Months Ended September 26, 2004 and September 28, 2003 (unaudited)

Consolidated Statements of Cash Flows for the Nine Months Ended September 26, 2004 and September 28, 2003 (unaudited)

Notes to Consolidated Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II. Other Information

Item 1.	Legal Proceedings

Item 5.
Other Information

Item 6.	Exhibits

Signatures

Exhibit Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share information)

(Unaudited)

	September 26, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$69,751	$149,361
Trade accounts receivable, less allowance for doubtful accounts of $9,132 at September 26, 2004 and $7,772 at December 31, 2003	161,920	136,064
Inventories, net:
Raw materials	53,915	41,998
Work in process	26,569	24,348
Finished goods	127,747	90,253
Total Inventories	208,231	156,599
Prepaid expenses and other assets	15,856	10,438
Deferred income taxes	23,032	23,552
Assets of discontinued operations	9,394	4,460
Total Current Assets	488,184	480,474
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	306,589	284,250
Accumulated depreciation	(158,713)	(138,539)
Property, plant and equipment, net	147,876	145,711
OTHER ASSETS:
Goodwill	216,531	184,901
Other	49,344	27,557
TOTAL ASSETS	$901,935	$838,643

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$77,551	$74,068
Accrued expenses and other liabilities	60,504	55,252
Accrued compensation and benefits	22,516	18,466
Current portion of long-term debt	9,433	13,251
Liabilities of discontinued operations	22,159	11,302
Total Current Liabilities	192,163	172,339
LONG-TERM DEBT, NET OF CURRENT PORTION	187,781	179,061
DEFERRED INCOME TAXES	20,786	15,978
OTHER NONCURRENT LIABILITIES	24,572	25,588
MINORITY INTEREST	7,457	9,286

STOCKHOLDERS’ EQUITY:
Preferred Stock, $.10 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Class A Common Stock, $.10 par value; 80,000,000 shares authorized; 1 vote per share; issued and outstanding: 25,009,049 shares at September 26, 2004 and 24,459,121 shares at December 31, 2003	2,501	2,446
Class B Common Stock, $.10 par value; 25,000,000 shares authorized; 10 votes per share; issued and outstanding: 7,343,880 shares at September 26, 2004 and 7,605,224 shares at December 31, 2003	734	761
Additional paid-in capital	138,380	132,983
Deferred compensation	(716)	—
Retained earnings	318,254	286,396
Accumulated other comprehensive income	10,023	13,805
Total Stockholders’ Equity	469,176	436,391
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$901,935	$838,643

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share information)

(Unaudited)

	Third Quarter Ended
	September 26, 2004	September 28, 2003
Net sales	$214,843	$175,509
Cost of goods sold	139,828	116,136
GROSS PROFIT	75,015	59,373
Selling, general & administrative expenses	52,235	41,396
OPERATING INCOME	22,780	17,977
Other (income) expense:
Interest income	(202)	(362)
Interest expense	2,641	3,659
Minority interest	371	23
Other	(371)	(410)
	2,439	2,910
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	20,341	15,067
Provision for income taxes	6,511	6,048
INCOME FROM CONTINUING OPERATIONS	13,830	9,019
Loss from discontinued operations, net of taxes of $78 and $71	(125)	(114)
NET INCOME	$13,705	$8,905

BASIC EPS
Income (loss) per share:
Continuing operations	$0.43	$0.33
Discontinued operations	(0.01)	—
NET INCOME	$0.42	$0.33
Weighted average number of shares	32,320	27,306

DILUTED EPS
Income (loss) per share:
Continuing operations	$0.42	$0.33
Discontinued operations	—	(0.01)
NET INCOME	$0.42	$0.32
Weighted average number of shares	32,792	27,632

Dividends per share	$0.07	$0.06

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share information)

(Unaudited)

	Nine Months Ended
	September 26, 2004	September 28, 2003
Net sales	$618,183	$514,713
Cost of goods sold	400,964	341,011
GROSS PROFIT	217,219	173,702
Selling, general & administrative expenses	150,099	123,361
Restructuring	—	114
OPERATING INCOME	67,120	50,227
Other (income) expense:
Interest income	(721)	(744)
Interest expense	7,994	8,563
Minority interest	877	(129)
Other	(850)	(448)
	7,300	7,242
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	59,820	42,985
Provision for income taxes	20,941	16,350
INCOME FROM CONTINUING OPERATIONS	38,879	26,635
Loss from discontinued operations, net of taxes of $137 and $1,887	(220)	(3,014)
NET INCOME	$38,659	$23,621

BASIC EPS
Income (loss) per share:
Continuing operations	$1.21	$0.98
Discontinued operations	(0.01)	(0.11)
NET INCOME	$1.20	$0.87
Weighted average number of shares	32,242	27,196

DILUTED EPS
Income (loss) per share:
Continuing operations	$1.19	$0.97
Discontinued operations	(0.01)	(0.11)
NET INCOME	$1.18	$0.86
Weighted average number of shares	32,673	27,428

Dividends per share	$0.21	$0.18

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended
	September 26, 2004	September 28, 2003
OPERATING ACTIVITIES
Income from continuing operations	$38,879	$26,635
Adjustments to reconcile net income from continuing operations to net cash used in continuing operating activities:
Depreciation	20,107	16,395
Amortization	1,242	632
Deferred income taxes	(236)	(1,066)
Loss on disposal of assets	559	90
Equity in undistributed earnings of affiliates	—	(37)
Changes in operating assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable	(22,560)	(15,856)
Inventories	(43,622)	(9,499)
Prepaid expenses and other assets	(2,084)	(4,524)
Accounts payable, accrued expenses and other liabilities	5,560	(2,565)

Net cash provided by (used in) operating activities	(2,155)	10,205

INVESTING ACTIVITIES
Additions to property, plant and equipment	(16,823)	(14,067)
Proceeds from the sale of property, plant and equipment	1,939	230
Business acquisitions, net of cash acquired	(71,392)	(15,291)
Increase in restricted treasury securities	—	(78,016)
Increase in other assets	(1,472)	(294)

Net cash used in investing activities	(87,748)	(107,438)

FINANCING ACTIVITIES
Proceeds from long-term borrowings	90,868	218,383
Payments of long-term debt	(82,891)	(84,302)
Debt issue costs	(949)	(1,670)
Proceeds from exercise of stock options	4,708	4,156
Dividends	(6,801)	(4,931)
Net cash provided by financing activities	4,935	131,636
Effect of exchange rate changes on cash and cash equivalents	(346)	1,171
Net cash provided by (used in) discontinued operations	5,704	(6,929)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(79,610)	28,645
Cash and cash equivalents at beginning of period	149,361	10,973
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$69,751	$39,618

NON CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of businesses:
Fair value of assets acquired	$79,266	$21,217
Cash paid, net of cash acquired	71,392	15,291
Liabilities assumed	$7,874	$5,926

CASH PAID FOR
Interest	$6,254	$5,839
Taxes	$26,267	$12,714

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.                                      Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in Watts Water Technologies, Inc.’s Consolidated Balance Sheet as of September 26, 2004, its Consolidated Statements of Operations for the third quarter and nine months ended September 26, 2004 and September 28, 2003, and its Consolidated Statements of Cash Flows for the nine months ended September 26, 2004 and September 28, 2003.

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

Goodwill and Long-Lived Assets

Goodwill is recorded when the consideration paid for acquisitions exceeds the fair value of net tangible and intangible assets acquired.  Financial Accounting Standards Board Statement No. 141, “Business Combinations” (FAS 141) requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001.  Financial Accounting Standards Board Statement No. 142, “Goodwill and Other Intangible Assets” (FAS 142) requires that goodwill and other intangible assets with indefinite lives no longer be amortized, but rather be tested annually for impairment. The Company performs its annual test for indications of goodwill impairment on the last day of the Company’s fiscal October, which was October 24 for fiscal year 2004.  The amount recorded in goodwill and other intangible assets acquired during the first nine months of 2004 are based on preliminary purchase allocations consistent with the guidelines of FAS 141.

The changes in the carrying amount of goodwill by geographic segments from December 31, 2003 to September 26, 2004 are as follows:

	North America	Europe	China	Total
	(in thousands)

Carrying amount at the beginning of period	$100,017	$81,812	$3,072	$184,901
Goodwill acquired during the period	24,615	8,710	—	33,325
Adjustments to goodwill during the period	150	—	—	150
Effect of change in exchange rates used for translation	9	(1,854)	—	(1,845)
Carrying amount at end of period	$124,791	$88,668	$3,072	$216,531

Other intangible assets include the following and are presented in “Other Assets: Other”, in the September 26, 2004 Consolidated Balance Sheet:

	Gross Carrying Amount	Accumulated Amortization
	(in thousands)

Patents	$8,888	$(4,167)
Other	16,968	(2,181)
Total amortizable intangibles	25,856	(6,348)
Intangible assets not subject to amortization	19,180	—
Total	$45,036	$(6,348)

Aggregate amortization expense for amortized other intangible assets for the third quarter of 2004 and 2003 was $529,000 and $165,000, respectively, and for the first nine months of 2004 and 2003 was $1,242,000 and $632,000, respectively.  Additionally, future amortization expense for other intangible assets will be approximately $537,000 for the remainder of 2004, $2,135,000 for 2005, $2,116,000 for 2006, $1,561,000 for 2007 and $1,388,000 for 2008.

Stock Based Compensation

The Company accounts for stock based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations. The Company records stock based compensation expense associated with its Management Stock Purchase Plan due to the discount from market price. Stock-based compensation expense is amortized to expense on a straight-line basis over the vesting period. In the second quarter of 2004, the Company issued 32,133 shares of restricted stock that vest over 3 years with a fair market price between $25.00 and $26.50 per share amounting to approximately $805,000 of deferred compensation. The restricted stock awards are amortized to expense on a straight-line basis over the vesting period.  The following table illustrates the effect on reported net income and earnings per common share if the Company had applied the fair value method to measure stock-based compensation as required under the disclosure provisions of Financial Accounting Standards Board No. 123, “Accounting for Stock-Based Compensation” (FAS 123) as amended by Financial Accounting Standards Board No. 148 “Accounting for Stock-Based Compensation Transition and Disclosure” (FAS 148).

	Third Quarter Ended
	September 26, 2004	September 28, 2003
	(in thousands)

Net income, as reported	$13,705	$8,905
Add: Stock-based employee compensation expense from the Management Stock Purchase Plan and 2004 Stock Incentive Plan included in reported net income, net of tax	137	51
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax:
Restricted stock units (Management Stock Purchase Plan)	(112)	(76)
Restricted stock award (2004 Stock Incentive Plan)	(41)	—
Employee stock options	(150)	(158)
Proforma net income	$13,539	$8,722

Earnings per share:
Basic-as reported	$0.42	$0.33
Basic-proforma	$0.42	$0.32
Diluted-as reported	$0.42	$0.32
Diluted-proforma	$0.41	$0.31

	Nine Months Ended
	September 26, 2004	September 28, 2003
	(in thousands)

Net income, as reported	$38,659	$23,621
Add: Stock-based employee compensation expense from the Management Stock Purchase Plan and 2004 Stock Incentive Plan included in reported net income, net of tax	343	153
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax:
Restricted stock units (Management Stock Purchase Plan)	(336)	(203)
Restricted stock award (2004 Stock Incentive Plan)	(55)	—
Employee stock options	(450)	(416)
Proforma net income	$38,161	$23,155

Earnings per share:
Basic-as reported	$1.20	$0.87
Basic-proforma	$1.18	$0.85
Diluted-as reported	$1.18	$0.86
Diluted-proforma	$1.17	$0.84

Shipping and Handling

The Company’s shipping costs included in selling, general and administrative expense were $6,071,000 and $5,827,000 for the third quarter of 2004 and 2003, respectively, and were $18,842,000 and $16,395,000 for the first nine months of 2004 and 2003, respectively.

Research and Development

Research and development costs included in selling, general, and administrative expense were $2,447,000, and $2,029,000 for the third quarter of 2004 and 2003, respectively, and were $7,312,000 and $7,060,000 for the first nine months of 2004 and 2003, respectively.

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

Condensed operating statements and balance sheets for discontinued operations are summarized below:

	Third Quarter Ended		Nine Months Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
	(in thousands)		(in thousands)

Net sales	$—	$—	$—	$—
Cost and expenses
Municipal Water Group	(203)	(185)	(357)	(4,901)
Loss before income taxes	(203)	(185)	(357)	(4,901)
Income tax benefit	78	71	137	1,887
Loss from discontinued operations, net of taxes	$(125)	$(114)	$(220)	$(3,014)

September 26, 2004
(in thousands)

Prepaid expenses and other assets	$1,605
Deferred income taxes	7,789
Assets of discontinued operations	$9,394

Accrued expenses and other liabilities	$22,159
Liabilities of discontinued operations	$22,159

4.                                      Derivative Instruments

Certain forecasted transactions, primarily intercompany sales between the United States and Canada, and assets are exposed to foreign currency risk. The Company monitors its foreign currency exposures on an ongoing basis to maximize the overall effectiveness of its foreign currency hedge positions. During the first nine months of 2004 and 2003, the Company used foreign currency forward contracts and options as a means of hedging exposure to foreign currency risks. The Company’s foreign currency contracts have been designated and qualify as cash flow hedges under the criteria of FAS 133. FAS 133 requires that changes in fair value of derivatives that qualify as cash flow hedges be recognized in other comprehensive income while the ineffective portion of the derivative’s change in fair value be recognized immediately in earnings.  The amounts recorded in other comprehensive income for the change in the fair value of the contracts were immaterial for the third quarter and nine months ended September 26, 2004.  For the third quarter and nine months ended September 28, 2003, the Company recorded income of $18,000 and $476,000, respectively, in other comprehensive income for the change in the fair value of the contracts.

The Company occasionally uses commodity futures contracts to fix the price on a certain portion of certain raw materials used in the manufacturing process. These contracts highly correlate to the actual purchases of the commodity and the contract values are reflected in the cost of the commodity as it is actually purchased. At September 26, 2004 and September 28, 2003 the Company had no outstanding commodity contracts.

5.                                      Restructuring

The Company continues to implement a plan to consolidate several of its manufacturing plants both in North America and Europe. At the same time it is expanding its manufacturing capacity in China and other low cost areas of the world.  In the third quarter of 2004, the Company recorded a pre-tax charge of approximately $567,000 compared to a net recovery of $56,000 in the third quarter of 2003. For the first nine months of 2004, the Company recorded a pre-tax net charge of approximately $2,304,000 compared to $1,027,000 for the first nine months of 2003. The pre-tax costs for 2004 were recorded in costs of goods sold. The costs incurred for 2004 were for accelerated depreciation for both the expected closure of a U.S. manufacturing plant and a reduction in the estimated useful lives of certain manufacturing equipment.  The Company completed its severance payments related to the 2003 manufacturing restructuring plan during the first quarter of 2004.

6.                                      Earnings per Share

The following tables set forth the reconciliation of the calculation of earnings per share:

	For the Third Quarter Ended September 26, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Amounts in thousands, except share and per share amounts)
Basic EPS
Income from continuing operations	$13,830	32,319,532	$0.43
Loss from discontinued operations	(125)		(0.01)
Net income	$13,705		$0.42
Effect of dilutive securities
Common stock equivalents		472,233
Diluted EPS
Income from continuing operations	$13,830		$0.42
Loss from discontinued operations	(125)		—
Net income	$13,705	32,791,765	$0.42

	For the Third Quarter Ended September 28, 2003
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Amounts in thousands, except share and per share amounts)
Basic EPS
Income from continuing operations	$9,019	27,305,856	$0.33
Loss from discontinued operations	(114)		—
Net income	$8,905		$0.33
Effect of dilutive securities
Common stock equivalents		325,743
Diluted EPS
Income from continuing operations	$9,019		$0.33
Loss from discontinued operations	(114)		(0.01)
Net income	$8,905	27,631,599	$0.32

	For the Nine Months Ended September 26, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Amounts in thousands, except share and per share amounts)
Basic EPS
Income from continuing operations	$38,879	32,242,083	$1.21
Loss from discontinued operations	(220)		(0.01)
Net income	$38,659		$1.20
Effect of dilutive securities
Common stock equivalents		430,518
Diluted EPS
Income from continuing operations	$38,879		$1.19
Loss from discontinued operations	(220)		(0.01)
Net income	$38,659	32,672,601	$(1.18)

	For the Nine Months Ended September 28, 2003
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Amounts in thousands, except share and per share amounts)
Basic EPS
Income from continuing operations	$26,635	27,195,784	$0.98
Loss from discontinued operations	(3,014)		(0.11)
Net income	$23,621		$0.87
Effect of dilutive securities
Common stock equivalents		232,421
Diluted EPS
Income from continuing operations	$26,635		$0.97
Loss from discontinued operations	(3,014)		(0.11)
Net income	$23,621	27,428,205	$0.86

Stock options to purchase 254,000 and 225,000 shares of common stock were outstanding at September 26, 2004, and September 28, 2003, respectively, but were not included in the computation of the year to date diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect would have been antidilutive.

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

The following is a summary of the Company’s significant accounts and balances by segment, reconciled to the consolidated totals:

	North America	Europe	China	Corporate(*)	Consolidated
	(in thousands)
Third quarter ended September 26, 2004
Net sales	$145,056	$62,386	$7,401	$—	$214,843
Operating income (loss)	19,775	8,023	1,277	(6,295)	22,780
Capital expenditures	2,919	1,177	1,278	—	5,374
Depreciation and amortization	3,907	2,191	1,062	—	7,160

Third quarter ended September 28, 2003
Net sales	$121,001	$50,211	$4,297	$—	$175,509
Operating income (loss)	18,735	6,453	(1,730)	(5,481)	17,977
Capital expenditures	1,388	788	3,193	—	5,369
Depreciation and amortization	3,131	1,627	604	—	5,362

Nine months ended September 26, 2004
Net sales	$415,198	$183,400	$19,585	$—	$618,183
Operating income (loss)	58,451	23,460	1,276	(16,067)	67,120
Identifiable assets	528,903	294,521	78,511	—	901,935
Long-lived assets	74,231	47,462	26,183	—	147,876
Intangibles	26,173	9,771	2,744	—	38,688
Capital expenditures	6,978	4,207	5,638	—	16,823
Depreciation and amortization	11,516	6,815	3,018	—	21,349

Nine months ended September 28, 2003
Net sales	$352,118	$149,109	$13,486	$—	$514,713
Operating income (loss)	50,704	15,623	(2,854)	(13,246)	50,227
Identifiable assets	486,518	259,495	58,271	—	804,284
Long-lived assets	74,036	43,623	21,624	—	139,283
Intangibles	13,723	167	4,867	—	18,757
Capital expenditures	4,350	2,497	7,220	—	14,067
Depreciation and amortization	9,570	5,944	1,513	—	17,027

The above operating segments are presented on a basis consistent with the presentation included in the Company’s December 31, 2003 financial statements included in the Annual Report on Form 10-K.

*Corporate expenses are primarily for costs incurred for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, compensation expense, professional fees, including legal and audit expenses and benefit administration costs. These costs are not allocated to the geographic segments as they are viewed as corporate functions that support all activities.

The North American segment included U.S. net sales of $135,649,000 and $112,485,000 for the third quarter of 2004 and 2003, respectively, and $388,388,000 and $328,525,000 for the first nine months of 2004 and 2003, respectively. The North American segment also included U.S. long-lived assets of $69,483,000 and $69,035,000 at September 26, 2004 and September 28, 2003, respectively.

8.                                      Other Comprehensive Income (Loss)

Other comprehensive income (loss) consist of the following:

	Foreign Currency Translation	Pension Adjustment	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
	(in thousands)

Balance December 31, 2002	$(7,806)	$(3,988)	$—	$(11,794)
Change in period	3,533	—	(221)	3,312
Balance March 30, 2003	(4,273)	(3,988)	(221)	(8,482)
Change in period	9,564	—	(237)	9,327
Balance June 29, 2003	5,291	(3,988)	(458)	845
Change in period	526	—	(66)	460

Balance September 28, 2003	$5,817	$(3,988)	$(524)	$1,305

Balance December 31, 2003	$19,588	$(5,829)	$46	$13,805
Change in period	(5,585)	—	(209)	(5,794)
Balance March 28, 2004	14,003	(5,829)	(163)	8,011
Change in period	(518)	—	196	(322)
Balance June 27, 2004	13,485	(5,829)	33	7,689
Change in period	2,370	—	(36)	2,334

Balance September 26, 2004	$15,855	$(5,829)	$(3)	$10,023

Accumulated other comprehensive income (loss) in the Consolidated Balance Sheets as of September 26, 2004 and September 28, 2003 consists of cumulative translation adjustments, pension plan additional minimum liability, net of tax, and changes in the fair value of certain financial instruments that qualify for hedge accounting as required by FAS 133.  The Company’s total comprehensive income was as follows:

	Third Quarter Ended
	September 26 2004	September 28, 2003
	(in thousands)

Net income	$13,705	$8,905
Unrealized loss on derivative instruments, net of tax	(36)	(66)
Foreign currency translation adjustments	2,370	526
Total comprehensive income	$16,039	$9,365

	Nine Months Ended
	September 26, 2004	September 28, 2003
	(in thousands)

Net income	$38,659	$23,621
Unrealized loss on derivative instruments, net of tax	(49)	(524)
Foreign currency translation adjustments	(3,733)	13,623
Total comprehensive income	$34,877	$36,720

9.                                      Acquisitions

On May 21, 2004, a wholly-owned subsidiary of the Company acquired 100% of the outstanding stock of McCoy Enterprises, Inc., which was subsequently renamed Orion Enterprises, Inc. (Orion), located in Kansas City, Kansas, for approximately $27,900,000 in cash. Orion distributes its products under the brand names of Orion, Flo Safe and Laboratory Enterprises. During the second quarter of 2004, the Company contracted for a third-party valuation to allocate the purchase price consistent with the guidelines of FAS 141. The preliminary allocation for goodwill was approximately $17,900,000 and approximately $4,300,000 was allocated to intangibles. The amount recorded as intangibles was primarily for trademarks that have indefinite lives.  Orion’s product lines include a complete line of acid resistant waste products, double containment piping systems, as well as a line of high purity pipes, fittings and faucets.

On April 16, 2004, a wholly-owned subsidiary of the Company acquired 90% of the stock of TEAM Precision Pipework, Ltd. (TEAM), located in Ammanford, West Wales, United Kingdom for approximately $17,200,000 in cash subject to final adjustments, if any, as stipulated in the purchase and sale agreement.  During the second quarter of 2004, the Company contracted for a third-party valuation to allocate the purchase price consistent with the guidelines of FAS 141. The preliminary allocation for goodwill was approximately $8,700,000 and approximately $10,100,000 was allocated to intangibles. The amount recorded as intangibles was primarily for the valuation of its customer base that has a 12- year life.  TEAM custom designs and manufactures manipulated pipe and hose tubing assemblies, which are utilized in the heating ventilation and air conditioning markets.  TEAM is a supplier to major original equipment manufacturers of air conditioning systems and several of the major European automotive air conditioning manufacturers.

On March 29, 2004, a wholly-owned subsidiary of the Company acquired the 40% equity interest in Taizhou Shida Plumbing Manufacturing Co., Ltd. (Shida), that had been held by the Company’s former joint venture partner for approximately $3,000,000 in cash and the payment of $3,500,000 in cash in connection with a know-how transfer and non-compete agreement.  As of September 26, 2004 the Company had paid $5,750,000 in cash.  The Company now owns 100% of Shida.  Prior to the acquisition the joint venture declared a dividend of $1,250,000 and based on the 40% ownership a $500,000 cash dividend was paid to its joint venture partner.  During the second quarter of 2004, the Company contracted for a third-party valuation to allocate the purchase price consistent with the guidelines of FAS 141. The preliminary allocation for goodwill was approximately $1,500,000 and approximately $2,050,000 was allocated to intangibles. The amount recorded as intangibles was primarily for the non-compete agreement that has a 3-year life.

On January 5, 2004, a wholly-owned subsidiary of the Company acquired substantially all of the assets of Flowmatic Systems, Inc. (Flowmatic), located in Dunnellon, Florida, for approximately $16,800,000 in cash.  During the first quarter of 2004, the Company contracted for a third-party valuation to allocate the purchase price consistent with the guidelines of FAS 141. The preliminary allocation for goodwill was approximately $5,300,000 and approximately $5,600,000 was allocated to intangibles. The amount recorded as intangibles was primarily for trademarks that have indefinite lives. Flowmatic designs and distributes a complete line of high quality reverse osmosis components and filtration equipment. Their product line includes stainless steel and plastic housings, filter cartridges, storage tanks, control valves, as well as complete reverse osmosis systems for residential and commercial applications.

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

10.                               Debt Issuance

On September 23, 2004, the Company entered into a revolving credit facility with a syndicate of banks (the Revolving Credit Facility).  The Revolving Credit Facility provides for multi-currency unsecured borrowings and stand-by letters of credit of up to $300,000,000 and expires in September 2009.  Borrowings outstanding under the Revolving Credit Facility bear interest at a fluctuating rate per annum equal to an applicable percentage equal to (i) in the case of Eurocurrency rate loans, the British Bankers Association LIBOR rate plus an applicable percentage, of up to 0.875%, based on the Company’s current consolidated leverage ratio and debt rating, or (ii) in the case of base rate loans and swing line loans, the higher of (a) the federal funds rate plus 0.5% and (b) the annual rate of interest announced by Bank of America, N.A. as its “prime rate.”  The average interest rate for borrowings under the revolving credit facility was approximately 2.8%. The Revolving Credit Facility replaced the unsecured revolving credit facility provided under the Revolving Credit Agreement dated February 28, 2002. The Revolving Credit Facility was used to pay off the debt that existed on the previous credit facility that was to expire in February 2005.  The Revolving Credit Facility includes operational and financial covenants customary for facilities of this type, including, among others, restrictions on additional indebtedness, liens and investments and maintenance of certain leverage ratios. As of September 26, 2004, the Company was in compliance with all covenants related to the Revolving Credit Facility.  At September 26, 2004, the total amount outstanding on the facility was $56,448,000 for euro-based borrowings and no amounts were outstanding for U.S. dollar borrowings. Additionally, at September 26, 2004, $32,141,000 was outstanding for stand-by letters of credit.

On July 1, 2003, the Company entered into an interest rate swap for a notional amount of €25,000,000 outstanding on the Company’s previous revolving credit facility.  The Company swapped the variable rate from the revolving credit facility, which is three month EURIBOR plus 0.7%, for a fixed rate of 2.3%.  The term of the swap is two years.  The Company has designated the swap as a hedging instrument using the cash flow method. The swap hedges the cash flows associated with interest payments on the first €25,000,000 of the Company’s revolving credit facility. The Company marks to market the changes in value of the swap through other comprehensive income. Any ineffectiveness has been recorded in income.  During the third quarter and first nine months of 2004, the EURIBOR rate has not fluctuated materially.  Amounts recorded have been immaterial for the three and nine months ending September 26, 2004 and September 28, 2003.

11.                               Contingencies and Environmental Remediation

As disclosed in Part I, Item 1, “Product Liability, Environmental and Other Litigation Matters” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, the Company is a party to the litigation described as the James Jones litigation.

In the James Jones litigation, on July 27, 2004, the California Superior Court granted the Company’s motion for summary adjudication and ordered that Zurich American Insurance Company, or Zurich, indemnify the Company for its settlement with the three Phase I cities. In August 2003, the Company had made a payment of $11,000,000 for this settlement, and in April 2004, the Company received $11,000,000 from Zurich, subject to Zurich’s claims for reimbursement.  Zurich has filed a petition seeking appellate review of the July 27, 2004 decision, which the Company has opposed.  The $11,000,000 cash receipt is reflected as a liability of discontinued operations on the Company’s balance sheet, as of September 26, 2004. This amount was expensed to discontinued operations in prior periods.

The Company previously reported that the California Superior Court had made a summary adjudication ruling that Zurich must pay all reasonable defense costs incurred by the Company in the case of Armenta vs. James Jones Company (the “Armenta case”) since April 23, 1998 as well as the Company’s future defense costs in the Armenta case until its final resolution.  The Company further disclosed that Zurich had appealed this ruling and that its appeal was pending before the California Court of Appeal.  On August 24, 2004, the California Court of Appeal affirmed the summary adjudication ruling of the California Superior Court, which requires Zurich to pay the Company’s defense costs in the Armenta case.  On October 1, 2004, Zurich filed with the California Supreme Court a Petition for Review of this Court of Appeal decision.  The Company has opposed this Petition for Review, and management and counsel do not anticipate that the California Court of Appeal decision will be modified by the California Supreme Court.  However, Zurich’s obligation to pay future defense costs could be affected by future developments in the Armenta case.

In the Armenta case, on September 15, 2004, the California Superior Court granted the Company’s motion to dismiss claims based on purchases of James Jones Company products by developers, contractors or other private entities and granted the Company’s motion to deny the filing of a third amended complaint.  On September 14, 2004, the attorney for Armenta filed a new common law fraud claim in the California Superior Court against the Company and other Armenta case defendants on behalf of 47 cities, most of whom are named plaintiffs in the Armenta case.

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

The components of net periodic benefit cost are as follows:

	Third Quarter Ended
	September 26, 2004	September 28, 2003
	(in thousands)

Service cost—benefits earned	$630	$505
Interest costs on benefits obligation	767	697
Estimated return on assets	(718)	(570)
Transitional asset amortization	(12)	(63)
Prior service cost amortization	60	55
Net loss amortization	189	130
Net periodic benefit cost	$916	$754

	Nine Months Ended
	September 26, 2004	September 28, 2003
	(in thousands)

Service cost—benefits earned	$1,830	$1,516
Interest costs on benefits obligation	2,287	2,091
Estimated return on assets	(2,138)	(1,711)
Transitional asset amortization	(137)	(189)
Prior service cost amortization	170	164
Net loss amortization	569	391
Net periodic benefit cost	$2,581	$2,262

Cash flows:

The information related to the Company’s pension funds cash flow is as follows:

	Nine Months Ended
	September 26, 2004	September 28, 2003
	(in thousands)

Employer contributions	$81	$84

The Company is expected to contribute approximately $30,000 in the fourth quarter of 2004.

13.                               Related Party Transaction

In the first quarter of 2004, an agreement was executed with a relocation firm to purchase and sell the home of the Company’s chief executive officer, who is also a member of the Company’s board of directors.  The relocation firm purchased the home from the Company's chief executive officer, on the Company’s behalf, at a price based on the average of two fair market appraisals obtained by the Company.  An agreement to sell the home to a third party was executed during the third quarter.  Accordingly, the Company charged income from continuing operations for approximately $285,000 representing the difference between the original appraised value of the home and the final sale price to the third party.  Included in prepaid expenses and other assets at September 26, 2004, is $1,750,000 in assets held for sale, which represents the final sale price of the home to the third party.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion and analysis are provided to increase understanding of, and should be read in conjunction with, the accompanying unaudited consolidated financial statements and notes.

We are a leading supplier of products for use in the water quality, water safety, water flow control and water conservation markets in both North America and Europe. For 130 years, we have designed and manufactured products that promote the comfort and safety of people and the quality and conservation for water used in commercial, residential and light industrial applications. We earn revenue and income almost exclusively from the sale of our products. Our principal product lines include:

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

Our business is reported in three geographic segments, North America, Europe and China. We distribute our products through three primary distribution channels, wholesale, do-it-yourself (DIY) and original equipment manufacturers (OEMs).  Interest rates have a significant indirect effect on the demand for our products due to the effect such rates have on the number of new residential and commercial construction starts and remodeling projects.  Non-residential and commercial construction starts have a significant impact on our level of sales and earnings. In the third quarter of 2004, organic sales in North America increased in both our wholesale and DIY markets by approximately 9% and 8%, respectively, over the comparable period of last year.  Also in the third quarter of 2004, organic sales in Europe increased by approximately 9% over the comparable period of last year despite a weak European economy.  An additional factor that has had a significant effect on our sales is fluctuations in foreign currencies, as a significant portion of our sales and certain portions of our costs, assets and liabilities are denominated in currencies other than the U.S. dollar. In the third quarter of 2004, our sales increased approximately 3% over the comparable period last year primarily due to the euro appreciating against the U.S. dollar.

We believe that the most significant factors relating to our future growth include our ability to continue to make selective acquisitions, both in our core markets as well as new complementary markets, regulatory requirements relating to the quality and conservation of water, increased demand for clean water and continued enforcement of plumbing and building codes. We have completed sixteen acquisitions since divesting our industrial and oil and gas business in 1999. Our acquisition strategy focuses on businesses that manufacture preferred brand name products that address our themes of water quality, water safety, water conservation and water flow control. We target businesses that will provide us with one or more of the following: an entry into new markets, an increase in shelf space with existing customers, a new or improved technology or an expansion of the breadth of our water quality, water conservation, water safety and water flow control products for the residential and commercial markets.

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

We require substantial amounts of raw materials to produce our products, including bronze, brass, cast iron, steel and plastic, and substantially all of the raw materials we require are purchased from outside sources. We have experienced increases in the costs of bronze, brass, cast iron and steel.  In addition, due to the recent cost increase in crude oil we are beginning to experience increases in the cost of plastic.  We are currently evaluating the impact of the recent cost increase in oil and we are planning certain price increases to offset the effect of this increase. The price of copper has risen approximately 50% since September 28, 2003 and approximately 32% since December 31, 2003. Bronze and brass are copper based alloys.  Since December 31, 2003, we have experienced cost increases in bronze and brass of approximately 44% and 24%, respectively. Additionally, since December 31, 2003, we have experienced surcharge cost increases in cast iron and steel of 10% and 13%, respectively.  These raw material costs increases have caused our consolidated cost of goods sold to increase by approximately 3% for the first nine months of 2004. However, certain product lines had associated cost material increases that were significantly higher than our consolidated total.

A significant risk we face is our ability to deal effectively with increases in raw material costs.  We manage this risk by monitoring related market prices, working with our suppliers to achieve the maximum level of stability in their costs and related pricing, seeking alternative supply sources when necessary and passing increases in costs to our customers, to the maximum extent possible, when they occur.  Additionally, on a limited basis, we use commodity futures contracts to manage this risk, although we do not currently have any such contracts.  In response to recent cost increases, we have implemented price increases for some of the products which have become more expensive to manufacture due to the increases in raw material costs. As a result of these price increases we believe we have been successful in offsetting most, if not all, of the cost increases.  We are not able to predict whether or for how long these cost increases will continue. If these cost increases continue and we are not able to reduce or eliminate the effect of the cost increases by reducing production costs or implementing price increases, our profit margins could decrease.

Another significant risk we face in all areas of our business is competition. We consider brand preference, engineering specifications, plumbing code requirements, price, technological expertise, delivery times and breadth of product offerings to be the primary competitive factors. As mentioned previously, we believe that significant product development, product testing capability and investment in plant and equipment is needed to manufacture products in compliance with code requirements, which represents a significant barrier to entry for competitors. We are committed to maintaining our capital equipment at a level consistent with current technologies, and thus we spent approximately $16,800,000 in the first nine months of 2004, and expect to invest approximately $2,700,000 in the fourth quarter of 2004. We are also committed to expanding our manufacturing capacity in lower cost countries such as China, Tunisia and Bulgaria. These manufacturing plant relocations and consolidations are an important part of our ongoing commitment to reduce production costs.

Recent Developments

On September 23, 2004, we entered into a five-year, $300,000,000, multi-currency Revolving Line of Credit with a syndicate of banks, which replaced our prior credit facility.  The new Credit Facility will provide financing requirements for our North American, European and Asian based operations.  We expect to use the Credit Facility to fund acquisitions, as well as to fund working capital requirements, and for general corporate purposes.

On September 28, 2004, we completed the planned increase of our ownership in Stern Rubinetti.  We increased our stake in this company from 51% to 85%.  The price paid for this additional 34% was €714,000.  We have an option to acquire the remaining 15% from the minority shareholders for €315,000. The option becomes exercisable on January 1, 2005.

In October 2004, we implemented a European manufacturing restructuring plan to consolidate certain manufacturing plants in Europe.  We expect to record a pre-tax charge for severance and other costs of approximately $700,000 of which $450,000 is expected to be recorded in the fourth quarter of 2004 with the remainder to be completed in the first quarter of 2005.

Acquisitions

On May 21, 2004, we acquired 100% of the outstanding stock of McCoy Enterprises, Inc., which we subsequently renamed Orion Enterprises, Inc. (Orion), located in Kansas City, Kansas, for approximately $27,900,000 in cash. Orion distributes its products under the brand names of Orion, Flo Safe and Laboratory Enterprises. Their product line includes a complete line of acid resistant waste products, double containment piping systems, as well as a line of high purity pipes, fittings and faucets.

On April 16, 2004, we acquired 90% of the stock of TEAM Precision Pipework, Ltd. (TEAM), located in Ammanford, West Wales, United Kingdom for approximately $17,200,000 in cash subject to final adjustments, if any, as stipulated in the purchase and sale agreement.  TEAM custom designs and manufactures manipulated pipe and hose tubing assemblies, which are utilized in the heating, ventilation and air conditioning markets. TEAM is a supplier to major original equipment manufacturers of air conditioning systems and several of the major European automotive air conditioning manufacturers.

On March 29, 2004, we acquired the 40% equity interest in Taizhou Shida Plumbing Manufacturing Co., Ltd. (Shida), that had been held by our former joint venture partner for approximately $3,000,000 in cash and the payment of $3,500,000 in cash in connection with a know-how transfer and non-compete agreement.  We now own 100% of Shida.

On January 5, 2004, we acquired substantially all of the assets of Flowmatic Systems, Inc. (Flowmatic), located in Dunnellon, Florida, for approximately $16,800,000 in cash. Flowmatic designs and distributes a complete line of high quality reverse osmosis components and filtration equipment. Their product line includes stainless steel and plastic housings, filter cartridges, storage tanks, control valves, as well as complete reverse osmosis systems for residential and commercial applications.

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

19

Results of Operations

Third Quarter Ended September 26, 2004 Compared to Third Quarter Ended September 28, 2003

Net Sales.  Our business is reported in three geographic segments: North America, Europe and China. Our net sales in each of these segments for each of the third quarters ended 2004 and 2003 were as follows:

	Third Quarter Ended September 26, 2004		Third Quarter Ended September 28, 2003			% Change to Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales
	(in thousands)

North America	$145,056	67.5%	$121,001	68.9%	$24,055	13.7%
Europe	62,386	29.0	50,211	28.6	12,175	6.9
China	7,401	3.5	4,297	2.5	3,104	1.8
Total	$214,843	100%	$175,509	100%	$39,334	22.4%

The increase in consolidated net sales is attributable to the following:

	(in thousands)	% Change

Internal growth	$17,987	10.2%
Foreign exchange	5,938	3.4
Acquisitions	10,756	6.1
Other - FIN 46R	4,653	2.7
Total	$39,334	22.4%

The increase in net sales in North America is attributable to the following:

	(in thousands)	% Change to Consolidated Net Sales	% Change to Segment Net Sales

Internal growth	$10,462	6.0%	8.6%
Foreign exchange	582	0.3	0.5
Acquisition	8,358	4.8	6.9
Other – FIN 46R	4,653	2.6	3.8
Total	$24,055	13.7%	19.8%

The internal growth in net sales in North America is due to increased unit sales into both the wholesale and DIY markets.  Our wholesale market for the third quarter of 2004, excluding the sales from the acquisitions of Orion and Flowmatic, grew by 9.4% compared to the third quarter of 2003, primarily due to increased sales of backflow preventor units, as well as in our plumbing and under-floor radiant heating product lines.  Our sales into the North American DIY market for the third quarter of 2004, excluding Jameco International LLC (Jameco) sales, increased by 8.3% compared to the third quarter of 2003 primarily due to increased sales of our brass and tubular products.

The increase in net sales due to foreign exchange in North America is due to the Canadian dollar appreciating against the U.S. dollar. We cannot predict whether the Canadian dollar will continue to appreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

The acquired growth in net sales in North America is due to the inclusion of net sales of Flowmatic, acquired on January 5, 2004, and Orion, acquired on May 21, 2004.  We expect these acquisitions to have a positive impact on sales for the remainder of the year.

Included in “Other FIN-46R” for North America are sales of $4,653,000 from Jameco. In October 2003, we determined that our 49% minority interest in Jameco qualified as a variable interest in a variable interest entity under Financial Accounting Standards Board Interpretation No. 46 “Consolidation of Variable Interest Entities – Revised” (FIN 46R) and, as we are considered the primary beneficiary, the results of Jameco are consolidated into our North American results.

The increase in net sales in Europe is attributable to the following:

	(in thousands)	% Change to Consolidated Net Sales	% Change to Segment Net Sales

Internal growth	$4,421	2.5%	8.8%
Foreign exchange	5,356	3.0	10.7
Acquisitions	2,398	1.4	4.7
Total	$12,175	6.9%	24.2%

The internal growth in net sales in Europe is primarily attributable to market share gains in the European wholesale and OEM markets.

The increase in net sales due to foreign exchange in Europe is primarily due to the appreciation of the euro against the U.S. dollar.  We cannot predict whether the euro will continue to appreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

The acquired growth in net sales in Europe is due to the inclusion of the net sales of TEAM, acquired on April 16, 2004.

The increase in net sales in China of $3,104,000 is primarily attributable to increased sales rebates and returns recorded in the third quarter of 2003 and to increased unit shipments in the domestic Chinese market during the third quarter of 2004.

Gross Profit.  Gross profit for the third quarter of 2004 increased $15,642,000, or 26.3%, compared to the third quarter of 2003. The increase in gross profit is attributable to the following:

	(in thousands)	% Change

Internal growth	$9,909	16.7%
Foreign exchange	1,837	3.1
Acquisitions	3,872	6.5
Other – FIN 46R	647	1.1
Other – Restructuring	(623)	(1.1)
Total	$15,642	26.3%

The internal growth is primarily due to a $5,351,000 increase in internal gross profit in the North American segment.  This increase is primarily due to an improved sales mix due to increased sales volume in the North American wholesale market, which generally has higher gross margins than the North American retail market, and to benefits resulting from our completed manufacturing restructuring projects and outsourcing.  The European segment increased internal gross profit by $1,171,000, primarily due to growth in sales to European wholesale customers and to benefits resulting from our completed manufacturing restructuring projects.  The China segment increased gross profit by $3,573,000 primarily due to increased sales volumes and improved manufacturing efficiencies at our wholly owned manufacturing plant in Tianjin. The increase in gross profit from foreign exchange is primarily due to the appreciation of the euro and Canadian dollar against the U.S. dollar.  The increase in gross profit from acquisitions is primarily due to the inclusion of gross profit from Orion, TEAM and Flowmatic.

Selling, General and Administrative Expenses.  Selling, general and administrative expense, or SG&A expense, for the third quarter of 2004 increased $10,839,000, or 26.2%, compared to the third quarter of 2003.  The increase in SG&A expense is attributable to the following:

	(in thousands)	% Change

Internal growth	$6,496	15.7%
Foreign exchange	1,108	2.7
Acquisitions	2,477	6.0
Other – FIN 46R	758	1.8
Total	$10,839	26.2%

The internal increase in SG&A expense is primarily due to increased variable selling expenses due to increased sales volume and costs incurred for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”).  Variable selling expense consists primarily of commissions and freight expenses. For the third quarter of 2004, commission expense and selling expense were approximately 4.2% and 11.1%, respectively, of sales. These expense percentages are consistent with the comparable quarter in 2003, as we expect these costs to move relative to our sales volume.  For the third quarter of 2004, we recorded approximately $1,200,000 for SOX related expenses.  We currently estimate an additional $3,000,000 of costs associated with SOX in the last quarter of 2004.  Our SG&A expense, as a percent of sales for the third quarter of 2004 was 24.3% compared to 23.6% in the same period in 2003.

Operating Income.  Operating income by geographic segment for each of the third quarters ended 2004 and 2003 were as follows:

				% Change to
	Third Quarter Ended			Consolidated
	September 26,	September 28,		Operating
	2004	2003	Change	Income
	(in thousands)

North America	$19,775	$18,735	$1,040	5.8%
Europe	8,023	6,453	1,570	8.7
China	1,277	(1,730)	3,007	16.7
Corporate	(6,295)	(5,481)	(814)	(4.5)
Total	$22,780	$17,977	$4,803	26.7%

The increase in operating income is attributable to the following:

	(in thousands)	% Change

Internal growth	$3,413	19.0%
Foreign exchange	729	4.0
Acquisitions	1,395	7.8
Other – FIN 46R	(111)	(0.6)
Other – Restructuring	(623)	(3.5)
Total	$4,803	26.7%

The increase in operating income in North America is attributable to the following:

	(in thousands)	% Change to Consolidated Operating Income	% Change to Segment Operating Income

Internal growth	$686	3.8%	3.7%
Foreign exchange	90	0.5	0.5
Acquisition	884	4.9	4.7
Other – FIN 46R	(111)	(0.6)	(0.6)
Other – Restructuring	(509)	(2.8)	(2.7)
Total	$1,040	5.8%	5.6%

The internal growth is primarily due to our increased gross profit in the wholesale market partially offset by increased net SG&A expense.  In 2004, we have experienced raw material cost increases that we have been able to recover by implementing price increases in some of our products. For the third quarter of 2004, we recorded $567,000 for costs associated with our manufacturing restructuring plan compared to $58,000 in the third quarter of 2003.  In the second quarter of 2004, we reevaluated our manufacturing restructuring plan, primarily due to increased sales volume.  As a result, we postponed the expected closure date of a U.S. manufacturing plant and have extended the estimated useful lives of certain manufacturing equipment due to revised production requirements. We expect to record an additional $800,000 in the fourth quarter of 2004 for manufacturing restructuring costs. The acquired growth is due to the inclusion of operating income from Orion and Flowmatic.

The increase in operating income in Europe is attributable to the following:

	(in thousands)	% Change to Consolidated Operating Income	% Change to Segment Operating Income

Internal growth	$534	3.0%	8.3%
Foreign exchange	639	3.5	9.9
Acquisitions	511	2.8	7.9
Other – Restructuring	(114)	(0.6)	(1.8)
Total	$1,570	8.7%	24.3%

The internal growth is primarily due to increased gross profit from the increased sales volume in the wholesale market partially offset by increased SG&A expense. We did not record any manufacturing restructuring or other costs in the third quarter of 2004 compared to a net recovery of $114,000 for the comparable period in 2003.  We anticipate recording $450,000 in the fourth quarter of 2004 for manufacturing restructuring costs in 2004 for our European operations. The increase in operating income from foreign exchange is primarily due to the appreciation of the euro against the U.S. dollar.  We cannot predict whether the euro will continue to appreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our operating income.  The acquired growth is due to the inclusion of operating income from TEAM.

The increase in operating income in China of $3,007,000 is attributable to increased sales rebates and returns recorded in the third quarter of 2003, which did not repeat in 2004, improved manufacturing efficiencies associated with our wholly-owned manufacturing plant in Tianjin, which in 2003 was in a start up phase and to internal growth primarily due to increased sales volumes.

The decrease in operating income in Corporate of $814,000 is primarily attributable to costs incurred for compliance with SOX.

Interest Expense.  Interest expense for the third quarter of 2004 decreased $1,018,000, or 27.8%, compared to the third quarter of 2003, primarily due to overlapping interest charges on three separate senior note issues that were outstanding in 2003, while only two senior note issues remain outstanding in 2004, partially offset by the favorable amortization from our interest rate swap and increased indebtedness on our $125,000,000 senior notes.  On September 1, 2001, we entered into an interest rate swap with respect to our $75,000,000 8 3/8% notes due December 2003. The swap converted the interest from fixed to floating.  On August 5, 2002, we sold the swap and received $2,315,000 in cash.  In the third quarter of 2003, we reduced interest expense by $393,000 by amortizing the adjustment to the fair value of the swap. The amortization of the swap was completed upon repayment of the $75,000,000 8 3/8% notes on December 1, 2003. On May 15, 2003, we refinanced our $75,000,000 8 3/8% notes with proceeds from the issuance of $125,000,000 senior notes.

On July 1, 2003, we entered into an interest rate swap for a notional amount of €25,000,000 outstanding on our prior revolving credit facility. We swapped the variable rate from the revolving credit facility, which is three month EURIBOR plus 0.7%, for a fixed rate of 2.3%. For the third quarter of 2004, the EURIBOR rate has not fluctuated materially and the impact of swap was immaterial to the overall interest expense.

Income Taxes. Our effective tax rate for continuing operations for the third quarter of 2004 decreased to 32.0% from 40.1% for the third quarter of 2003.  This decrease is primarily due to one-time tax benefits relating to prior years state tax credits that reduced the third quarter 2004 rate by 5.8% compared to the comparable period last year.  Also our China operations generated low taxed earnings in the third quarter of 2004, whereas in 2003, they generated losses for which we could not take a tax benefit.

Income From Continuing Operations.  Income from continuing operations for the third quarter of 2004 increased $4,811,000, or 53.3%, to $13,830,000 or $0.42 per common share, from $9,019,000 or $0.33 per common share, for the third quarter of 2003, in each case on a diluted basis. The appreciation of the euro against the U.S. dollar resulted in a positive impact on income from continuing operations of $0.01 per share for the third quarter of 2004 compared to the comparable period last year. We cannot predict whether the euro will continue to appreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net income.  Income from continuing operations for the third quarter of 2004 and 2003 includes costs incurred for our manufacturing restructuring plan of $349,000, or $0.01 per share and a net recovery of $36,000, or $0.00 per share, respectively.

Loss From Discontinued Operations.  We recorded a charge net of tax to discontinued operations for the third quarter of 2004 of $125,000, or ($0.00) per common share and $114,000, or ($0.01) per common share, for the third quarter of 2003, in each case, on a diluted basis. These charges are attributable to legal fees associated with the James Jones litigation, as described in Part I, Item 1, “Business-Product Liability, Environmental and Other Litigation Matters” in our Annual Report on Form 10-K for the year ended December 31, 2003 and in this Quarterly Report in Part II, Item 1, “Legal Proceedings.”

Nine Months Ended September 26, 2004 Compared to Nine Months Ended September 28, 2003

Net Sales.  Our business is reported in three geographic segments: North America, Europe and China. Our net sales in each of these segments for each of the first nine months of 2004 and 2003 were as follows:

	Nine Months Ended September 26, 2004		Nine Months Ended September 28, 2003			% Change to Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales
	(in thousands)
North America	$415,198	67.1%	$352,118	68.4%	$63,080	12.2%
Europe	183,400	29.7	149,109	29.0	34,291	6.7
China	19,585	3.2	13,486	2.6	6,099	1.2
Total	$618,183	100%	$514,713	100%	$103,470	20.1%

The increase in consolidated net sales is attributable to the following:

	(in thousands)	% Change

Internal growth	$42,531	8.3%
Foreign exchange	17,832	3.5
Acquisitions	28,077	5.4
Other - FIN 46R	15,030	2.9
Total	$103,470	20.1%

The increase in net sales in North America is attributable to the following:

	(in thousands)	% Change to Consolidated Net Sales	% Change to Segment Net Sales

Internal growth	$28,419	5.5%	8.1%
Foreign exchange	1,735	0.3	0.5
Acquisition	17,896	3.5	5.1
Other – FIN 46R	15,030	2.9	4.2
Total	$63,080	12.2%	17.9%

The internal growth in net sales in North America is primarily due to increased unit sales into both the wholesale and DIY markets.  Our wholesale market for the first nine months of 2004, excluding the acquisitions of Flowmatic and Orion sales, grew by 9.5% compared to the first nine months of 2003 primarily due to increased sales of backflow prevention units and increased sales in our plumbing and under-floor radiant heating product lines.  Our sales into the North American DIY market for the first nine months of 2004, excluding Jameco sales, increased by 6.2% compared to the first nine months of 2003.

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

Included in “Other-FIN 46R” for North America are sales of $15,030,000 from Jameco. In October 2003, we determined that our 49% minority interest in Jameco qualified as a variable interest in a variable interest entity under Financial Accounting Standards Board Interpretation No. 46 “Consolidation of Variable Interest Entities – Revised” (FIN 46R) and, as we are considered the primary beneficiary, the results of Jameco are consolidated into our North American results.

The increase in net sales in Europe is attributable to the following:

	(in thousands)	% Change to Consolidated Net Sales	% Change to Segment Net Sales
Internal growth	$8,013	1.6%	5.4%
Foreign exchange	16,097	3.1	10.8
Acquisitions	10,181	2.0	6.8
Total	$34,291	6.7%	23.0%

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

The increase in net sales in China of $6,099,000 is primarily attributable to adjustments made in 2003 for previously recorded sales and increased sales rebates and returns recorded at our TWT joint venture located in Tianjin, China, that did not repeat in 2004, and to internal growth primarily due to increased domestic shipments at Shida located in Taizhou, China.

Gross Profit.  Gross profit for the first nine months of 2004 increased $43,517,000 or 25.1%, compared to the first nine months of 2003. The increase in gross profit is attributable to the following:

	(in thousands)	% Change

Internal growth	$26,606	15.3%
Foreign exchange	5,644	3.3
Acquisitions	10,347	6.0
Other – FIN 46R	2,311	1.3
Other – Restructuring	(1,391)	(0.8)
Total	$43,517	25.1%

The internal growth is primarily due to a $17,820,000 increase in internal gross profit in the North American segment. This increase is primarily due to improved sales mix due to increased sales volume in the North American wholesale market, which typically generates higher gross margins than the North American retail market and to benefits resulting from our completed manufacturing restructuring projects and outsourcing.  The European segment increased internal gross profit by $4,036,000 primarily due to sales growth with European OEM and wholesale customers and to benefits resulting from our completed manufacturing restructuring projects.  The China segment increased gross profit by $5,143,000 primarily due to inventory write-downs, increased sales rebates and returns and other net adjustments recorded in 2003 and to increased sales volumes at Shida and improved manufacturing efficiencies at our wholly owned manufacturing plant in Tianjin in 2004. The increase in gross profit from foreign exchange is primarily due to the appreciation of the euro and Canadian dollar against the U.S. dollar.  The increase in gross profit from acquisitions is primarily due to the inclusion of gross profit from Orion, TEAM, Flowmatic, Martin Orgee and Anello.

The increase in gross profit was partially offset by increased manufacturing restructuring and other costs.  For the first nine months of 2004 we charged $2,304,000 of accelerated depreciation to cost of sales compared to $913,000 of accelerated depreciation and other costs for the first nine months of 2003.

Selling, General and Administrative Expenses.  Selling, general and administrative expense, or SG&A expense, for the first nine months of 2004 increased $26,738,000, or 21.7%, compared to the first nine months of 2003.  The increase in SG&A expense is attributable to the following:

	(in thousands)	% Change

Internal growth	$15,271	12.4%
Foreign exchange	3,490	2.8
Acquisitions	5,410	4.4
Other – FIN 46R	2,567	2.1
Total	$26,738	21.7%

The internal increase in SG&A expense is primarily due to increased variable selling expense due to increased sales volume and costs incurred for compliance with SOX partially offset by a reserve reduction due to a favorable ruling in one of our legal cases. For the first nine months of 2004, commission expense and selling expense were approximately 4.3% and 11.5%, respectively, of sales. These expense percentages are consistent with the comparable period in 2003, as we expect these costs to move relative to our sales volume.  For the first nine months of 2004, we recorded approximately $2,900,000 for SOX related expenses.  We currently estimate an additional $3,000,000 of costs associated with SOX for the fourth quarter of 2004.  Our SG&A expense as a percent of sales for the first nine months of 2004 remained relatively constant at 24.3% compared to 24.0% for the same period in 2003.

Operating Income.  Operating income by geographic segment for each of the first nine months of 2004 and 2003 were as follows:

				% Change to
	Nine Months Ended			Consolidated
	September 26,	September 28,		Operating
	2004	2003	Change	Income
	(in thousands)

North America	$58,451	$50,704	$7,747	15.4%
Europe	23,460	15,623	7,837	15.6
China	1,276	(2,854)	4,130	8.2
Corporate	(16,067)	(13,246)	(2,821)	(5.6)
Total	$67,120	$50,227	$16,893	33.6%

The increase in operating income is attributable to the following:

	(in thousands)	% Change

Internal growth	$11,335	22.6%
Foreign exchange	2,154	4.3
Acquisitions	4,937	9.8
Other – FIN 46R	(256)	(0.5)
Other – Restructuring	(1,277)	(2.6)
Total	$16,893	33.6%

The increase in operating income in North America is attributable to the following:

	(in thousands)	% Change to Consolidated Operating Income	% Change to Segment Operating Income

Internal growth	$7,628	15.2%	15.0%
Foreign exchange	251	0.5	0.5
Acquisition	2,267	4.5	4.5
Other – FIN 46R	(256)	(0.5)	(0.5)
Other – Restructuring	(2,143)	(4.3)	(4.2)
Total	$7,747	15.4%	15.3%

The internal growth is primarily due to our increased gross profit in the wholesale market, benefits resulting from our completed manufacturing restructuring projects and outsourcing, partially offset by increased net SG&A expense.  In 2004, we have experienced raw material cost increases, which we have been able to recover by implementing price increases on some of our products.  For the first nine months of 2004, we recorded $2,304,000 for costs associated with our manufacturing restructuring plan compared to $161,000 for the first nine months of 2003.  In the second quarter of 2004, we reevaluated our manufacturing restructuring plan, primarily due to increased sales volume.  As a result, we postponed our expected closure date of a U.S. manufacturing plant and have extended the estimated useful lives of certain manufacturing equipment due to revised production requirements. We now expect to record an additional $800,000 in the fourth quarter of 2004 for manufacturing restructuring expenses.  The acquired growth is due to the inclusion of operating income from Orion and Flowmatic.

The increase in operating income in Europe is attributable to the following:

	(in thousands)	% Change to Consolidated Operating Income	% Change to Segment Operating Income

Internal growth	$2,398	4.8%	15.3%
Foreign exchange	1,903	3.8	12.2
Acquisitions	2,670	5.3	17.1
Other – Restructuring	866	1.7	5.6
Total	$7,837	15.6%	50.2%

The internal growth is primarily due to increased gross profit from the increased sales volume in the OEM and wholesale market and to benefits resulting from our previous manufacturing restructuring projects, partially offset by increased SG&A expense. We did not record any manufacturing restructuring or other costs for the first nine months of 2004 compared to $866,000 for the comparable period in 2003.  We anticipate recording $450,000 in the fourth quarter for manufacturing restructuring costs for our European operations. The increase in operating income from foreign exchange is primarily due to the appreciation of the euro against the U.S. dollar.  We cannot predict whether the euro will continue to appreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our operating income.

The increase in operating income in China of $4,130,000 is attributable to inventory write-downs and other net adjustments recorded in 2003, that did not repeat in 2004, and to internal growth primarily due to increased sales volumes and improved manufacturing efficiencies associated with our wholly-owned manufacturing plant in Tianjin, which in 2003 was in a start up phase.

The decrease in operating income in Corporate of $2,821,000 is primarily attributable to costs incurred for compliance with SOX.

Interest Expense.  Interest expense decreased $569,000, or 6.6%, for the first nine months of 2004 compared to the first nine months of 2003, primarily due to overlapping interest charges on three separate senior note issues that were outstanding in 2003, while only two senior note issues remain outstanding in 2004, partially offset by the elimination of favorable amortization from our interest rate swap, increased indebtedness on our $125,000,000 senior notes and decreased indebtedness under our U.S. revolving credit facility.  On September 1, 2001, we entered into an interest rate swap with respect to our

$75,000,000 8 3/8% notes due December 2003. The swap converted the interest from fixed to floating.  On August 5, 2002, we sold the swap and received $2,315,000 in cash.  In the first nine months of 2003, we reduced interest expense by $1,179,000 by amortizing the adjustment to the fair value of the swap. The amortization of the swap was completed upon repayment of the $75,000,000 8 3/8% notes on December 1, 2003. On May 15, 2003, we refinanced our $75,000,000 8 3/8% notes with proceeds from the issuance of $125,000,000 senior notes.

On July 1, 2003, we entered into an interest rate swap for a notional amount of €25,000,000 outstanding on our prior revolving credit facility. We swapped the variable rate from the revolving credit facility, which is three month EURIBOR plus 0.7%, for a fixed rate of 2.3%. For the first nine months of 2004, the EURIBOR rate has not fluctuated materially and the impact of swap was immaterial to the overall interest expense.

Income Taxes.  Our effective tax rate for continuing operations for the first nine months of 2004 decreased to 35.0% from 38.0% for the first nine months of 2003.  The decrease is primarily due to one-time tax benefits relating to prior year state tax credits that reduced the first nine months of 2004 rate by 2.0% compared to the comparable period last year.  Additionally, a higher percentage of earnings are coming from our European operations that have a lower effective tax rate than our overall average. Also, our China operations generated low taxed earnings for the first nine months of 2004, whereas in 2003, they generated larger losses for which we could not take a tax benefit.

Income From Continuing Operations.  Income from continuing operations for the first nine months of 2004 increased $12,244,000, or 46.0%, to $38,879,000 or $1.19 per common share, from $26,635,000 or $0.97 per common share, for the first nine months of 2003, in each case, on a diluted basis. The appreciation of the euro against the U.S. dollar resulted in a positive impact on income from continuing operations of $0.03 per share for the first nine months of 2004 compared to the comparable period last year. We cannot predict whether the euro will continue to appreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net income. Income from continuing operations for the first nine months of 2004 and 2003 includes net costs incurred for our manufacturing restructuring plan of $1,417,000, or $0.04 per share and $640,000, or $0.02 per share, respectively.

Loss From Discontinued Operations.  We recorded a charge net of tax to discontinued operations for the first nine months of 2004 of $220,000, or ($0.01) per common share and $3,014,000, or ($0.11) per common share, for the first nine months of 2003, in each case, on a diluted basis. These charges are attributable to legal fees associated with the James Jones litigation, as described in Part I, Item 1, “Business-Product Liability, Environmental and Other Litigation Matters” in our Annual Report on Form 10-K for the year ended December 31, 2003 and in this Quarterly Report in Part II, Item 1, “Legal Proceedings.”

Liquidity and Capital Resources

We used $2,155,000 of cash to fund continuing operations for the first nine months of 2004. We experienced an increase in accounts receivable in North America, Europe and China. The North America increase is primarily due to increased sales volume and timing of certain cash receipts from certain large customers.  The European and China increase is primarily due to increased sales volume.  Additionally, we experienced an increase in inventories in North America, Europe and China. The North America increase is primarily due to an increased backlog, planned increases in finished goods as we set up additional distribution centers and a lengthened supply chain as we are producing more products abroad.  The Europe increase is primarily due to increased finished goods to support the delivery requirements of OEM customers in Europe. The China increase is primarily attributable to increased sales volume.  In addition, due to the cost increases in certain raw materials, our carrying value of our inventory for the nine months ended September 26, 2004 has increased approximately $9,000,000.

We used $87,748,000 of net cash for investing activities for the first nine months of 2004. We invested $16,823,000 in capital equipment.  Capital expenditures were primarily for manufacturing machinery and equipment as part of our ongoing commitment to improve our manufacturing capabilities. We expect to invest approximately $19,500,000 in capital equipment in 2004.  In the first quarter of 2004, we received $1,939,000 of proceeds primarily from a sale of one of our North American manufacturing facilities in which we have entered into a sale lease back.  Our business acquisitions, net of cash, consisted of $16,796,000 for the assets of Flowmatic, $5,750,000 for the 40% equity interest in Shida that had been held by our former joint venture partner, $17,234,000 for the TEAM acquisition, $3,750,000 of debt paid to the former shareholders of Hunter Innovations, and $27,862,000 for the Orion acquisition.

We generated $4,935,000 of net cash from financing activities for the first nine months of 2004 primarily from net borrowing proceeds from Europe and proceeds from stock option exercises partially offset by dividend payments.

On September 23, 2004, we entered into a revolving credit facility with a syndicate of banks (the Revolving Credit Facility).  The Revolving Credit Facility provides for multi-currency borrowings of up to $300,000,000, including stand-by letters of credit, and expires in September 2009. The Revolving Credit Facility is being used to support our acquisition program, working capital requirements and for general corporate purposes. As of September 26, 2004, long-term debt included $56,448,000 outstanding on the Revolving Credit Facility for euro-based borrowings and no amounts were outstanding for U.S. dollar borrowings. We had $211,411,000 of unused and available revolving credit at September 26, 2004.

Borrowings outstanding under the Revolving Credit Facility bear interest at a fluctuating rate per annum equal to an applicable percentage equal to (i) in the case of Eurocurrency rate loans, the British Bankers Association LIBOR rate plus an applicable percentage, ranging from 0.45% to 1.00%, determined by reference to the Company’s consolidated leverage ratio and debt rating, or (ii) in the case of base rate loans and swing line loans, the higher of (a) the federal funds rate plus 0.5% and (b) the annual rate of interest announced by Bank of America, N.A. as its “prime rate.” The average interest rate for borrowings under the revolving credit facility was approximately 2.8%.  Effective September 23, 2004, we used funds from the Revolving Credit Facility to pay off the existing debt on the previous credit facility that was to expire in February 2005.  The Revolving Credit Facility includes operational and financial covenants customary for facilities of this type, including, among others, restrictions on additional indebtedness, liens and investments and maintenance of certain leverage ratios. As of September 26, 2004, we were in compliance with all covenants related to the Revolving Credit Facility.

Effective July 1, 2003, we entered into an interest rate swap for a notional amount of €25,000,000 outstanding under our prior revolving credit facility. We swapped the variable rate from the Revolving Credit Facility that is three month EURIBOR plus 0.7% for a fixed rate of 2.3%. The term of the swap is two years. We have designated the swap as a hedging instrument using the cash flow method. The swap hedges the cash flows associated with interest payments on the first €25,000,000 of our revolving credit facility. We mark to market the changes in value of the swap through other comprehensive income. Any ineffectiveness has been recorded in income.  Amounts recorded have been immaterial at September 26, 2004 and September 28, 2003.

We generated $5,704,000 of net cash from discontinued operations, net of the impact of deferred taxes, for the first nine months of 2004. We received $11,000,000 in cash for a contested reimbursement of a partial settlement and $469,000 in cash for a contested reimbursement for settlement costs we incurred in the James Jones case. This cash has been recorded as a liability at September 26, 2004 because of the possibility that we may be required to reimburse the insurance company if it is ultimately successful with a future appeal. We also received $874,000 in cash for reimbursement of defense costs related to the James Jones case. We paid $1,605,000 for defense costs and $906,000 for indemnity costs we incurred in the James Jones case.

Working capital (defined as current assets less current liabilities) as of September 26, 2004 was $296,021,000 compared to $308,135,000 as of December 31, 2003. The ratio of current assets to current liabilities was 2.5 to 1 as of September 26, 2004 compared to 2.8 to 1 as of December 31, 2003. Cash and cash equivalents were $69,751,000 as of September 26, 2004 compared to $149,361,000 as of December 31, 2003.  This decrease in cash is due to cash paid for acquisitions, increased working capital requirements, and capital expenditures.

We anticipate that available funds from current operations, existing cash and other sources of liquidity will be sufficient to meet current operating requirements and anticipated capital expenditures for at least the next 12 months. However, we may have to consider external sources of financing for any large future acquisitions

Our long-term contractual obligations as of September 26, 2004 are presented in the following table:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt obligations, including current maturities	$197,214	$9,433	$4,719	$892	$182,170
Operating lease obligations	9,896	623	4,574	2,847	1,852
Capital lease obligations	1,225	360	756	109	—
Total	$208,335	$10,416	$10,049	$3,848	$184,022

We maintain letters of credit that guarantee our performance or payment to third parties in accordance with specified terms and conditions. Amounts outstanding were approximately $41,880,000 as of September 26, 2004 and $29,880,000 as of December 31, 2003. Our letters of credit are primarily associated with insurance coverage and to a lesser extent foreign purchases. Our letters of credit generally expire within one year of issuance. The increase is primarily associated with insurance coverage. These instruments may exist or expire without being drawn down. Therefore, they do not necessarily represent future cash flow obligations.

Application of Critical Accounting Policies and Key Estimates

The preparation of our consolidated financial statements in accordance with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported. A critical accounting estimate is an assumption about highly uncertain matters and could have a material effect on the consolidated financial statements if another, also reasonable, amount were used, or, a change in the estimate is reasonably likely from period to period. We base our assumptions on historical experience and on other estimates that we believe are reasonable under the circumstances. Actual results could differ significantly from these estimates. There were no changes in accounting policies or significant changes in accounting estimates during the first nine months of 2004.

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

Goodwill and other intangibles

We adopted Financial Accounting Standards Board Statement No. 142 “Goodwill and Other Intangible Assets” (FAS 142) on January 1, 2002, and as a result we no longer amortize goodwill. Goodwill and intangible assets with indefinite lives are tested annually for impairment in accordance with the provisions of FAS 142. We use judgment in assessing whether assets may have become impaired between annual impairment tests. We perform our annual test for indications of goodwill impairment on the last day of our fiscal October, which was October 24 for fiscal 2004.

Intangible assets such as purchased technology are generally recorded in connection with a business acquisition. In our larger, more complex acquisitions, the value assigned to intangible assets is determined by an independent valuation firm based on estimates and judgments regarding expectations of the success and life cycle of products and technology acquired.

It has been two years since adoption of FAS 142, and for both years our valuations have been greater than the carrying value of our goodwill and intangibles. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such factors as future sales volume, selling price changes, material cost changes, cost savings programs and capital expenditures could significantly affect our valuations. Other changes that may affect our valuations include, but are not limited to product acceptances and regulatory approval. If actual product acceptance differs significantly from the estimates, we may be required to record an impairment charge to write down the assets to their realizable value. A severe decline in market value could result in an unexpected impairment charge to goodwill, which could have a material impact on the results of operations and financial position.

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

Certain Factors Affecting Future Results

This report includes statements which are not historical facts and are considered forward looking within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements reflect Watts Water Technologies’ current views about future results of operations and other forward-looking information.  In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will” and “would” or similar words. You should not rely on forward-looking statements because Watts’ actual results may differ materially from those indicated by these forward-looking statements as a result of a number of important factors.  These factors include, but are not limited to, the following:  shortages in and pricing of raw materials and supplies including recent cost increases by suppliers of raw materials and our ability to pass these costs on to customers, loss of market share through competition, introduction of competing products by other companies, pressure on prices from competitors, suppliers, and/or customers, diversion of management’s attention and costs associated with efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002, failure to meet the new requirements under Section 404 of the Sarbanes-Oxley Act of 2002 in a timely manner, the identification and disclosure of material weaknesses in our internal controls over financial reporting, failure to expand our markets through acquisitions, failure or delay in developing new products, lack of acceptance of new products, failure to manufacture products that meet required performance and safety standards, foreign exchange rate fluctuations, cyclicality of industries, such as plumbing and heating wholesalers and home improvement retailers, in which the Company markets certain of its products, economic factors, such as the levels of housing starts and remodeling, impacting the markets where the Company’s products are sold, manufactured, or marketed, environmental compliance costs, product liability risks, the results and timing of the Company’s manufacturing restructuring plan, changes in the status of current litigation, including the James Jones case, and other risks and uncertainties discussed under the heading “Certain Factors Affecting Future Results” in the Watts Water Technologies, Inc. Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities Exchange Commission and other reports Watts files from time to time with the Securities and Exchange Commission.

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

Our foreign subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials and are denominated in European currencies or the U.S. or Canadian dollar. We use foreign currency forward contracts and options to manage the risk related to intercompany purchases that occur during the course of a year and certain open foreign currency denominated commitments to sell products to third parties.  The amounts recorded in other comprehensive income for the change in the fair value of the contracts for our contracts in our Canadian operations were immaterial for the third quarter and first nine months ended September 26, 2004.

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

We purchase significant amounts of bronze ingot, brass rod, cast iron, steel and plastic, which are utilized in manufacturing our many product lines. Our operating results can be adversely affected by changes in commodity prices if we are unable to pass on related price increases to our customers. We manage this risk by monitoring related market prices, working with our suppliers to achieve the maximum level of stability in their costs and related pricing, seeking alternative supply sources when necessary and passing increases in commodity costs to our customers, to the maximum extent possible, when they occur. Additionally, on a limited basis, we use commodity futures contracts to manage this risk, but we did not in the third quarter or first nine months of 2004.

Item 4.  Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as of September 26, 2004, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.  The effectiveness of our disclosure controls and procedures is necessarily limited by the staff and other resources available to us and, although we have designed our disclosure controls and procedures to address the geographic diversity of our operations, this diversity inherently may limit the effectiveness of those controls and procedures.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer determined that, as of September 26, 2004, our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There were no changes in our internal controls over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. In connection with these rules, we will continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting. We may from time to time make changes in our controls and procedures aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

As a result of Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules adopted by the Securities and Exchange Commission (collectively, the “Section 404 requirements”), we will be required to include in our Annual Report on Form 10-K for the year ending December 31, 2004, a report on management’s assessment of the effectiveness of our internal controls over financial reporting.  Our independent auditor will also be required to attest to and report on management’s assessment.  While we have been and continue to prepare for the Section 404 requirements, a significant amount of work remains and there can be no assurance that we will be able to complete management’s assessment by the December 31, 2004 deadline or that our independent auditor will be able to complete the testing necessary to attest to management’s assessment.  Further, there can be no assurance that, if completed, management’s assessment and the auditor’s attestation will not report any additional material weaknesses in our internal controls over financial reporting.  The review and documentation of our internal control systems is expected to cost approximately $6 million for fiscal year 2004 and has required a significant amount of time and attention from our management team and finance staff.  Any improvements in our internal control systems or in documentation of such internal control systems could be costly to prepare or implement, could further divert attention of management or our finance staff, and may cause our operating expenses to increase.

Part II.  Other Information

Item l.    Legal Proceedings

As disclosed in Part I, Item 1, “Product Liability, Environmental and Other Litigation Matters” of our Annual Report on Form 10-K for the year ended December 31, 2003, we are a party to the litigation described as the James Jones litigation.

In the James Jones litigation, on July 27, 2004, the California Superior Court granted our motion for summary adjudication and ordered that Zurich American Insurance Company, or Zurich, indemnify us for our settlement with the three Phase I cities. In August 2003, we had made a payment of $11,000,000 for this settlement, and in April 2004, we received $11,000,000 from Zurich, subject to Zurich’s claims for reimbursement.  Zurich has filed a petition seeking appellate review of the July 27, 2004 decision, which we have opposed.  The $11,000,000 cash receipt is reflected as a liability of discontinued operations on our balance sheet, as of September 26, 2004. This amount was expensed to discontinued operations in prior periods.

We previously reported that the California Superior Court had made a summary adjudication ruling that Zurich must pay all reasonable defense costs incurred by us in the case of Armenta vs. James Jones Company (the “Armenta case”) since April 23, 1998 as well as our future defense costs in the Armenta case until its final resolution.  We further disclosed that Zurich had appealed this ruling and that its appeal was pending before the California Court of Appeal.  On August 24, 2004, the California Court of Appeal affirmed the summary adjudication ruling of the California Superior Court, which requires Zurich to pay our defense costs in the Armenta case.  On October 1, 2004, Zurich filed with the California Supreme Court a Petition for Review of this Court of Appeal decision.  We have opposed this Petition for Review, and management and counsel do not anticipate that the California Court of Appeal decision will be modified by the California Supreme Court. However,  Zurich’s obligation to pay future defense costs could be affected by future developments in the Armenta case.

In the Armenta case, on September 15, 2004, the California Superior Court granted our motion to dismiss claims based on purchases of James Jones Company products by developers, contractors or other private entities and granted our motion to deny the filing of a third amended complaint.  On September 14, 2004, the attorney for Armenta filed a new common law fraud claim in the California Superior Court against us and other Armenta case defendants on behalf of 47 cities, most of whom are named plaintiffs in the Armenta case.

Item 5.   Other Information

On August 18, 2004, Roger A. Young resigned as a member of our board of directors in order to focus full time on his studies at the Yale Divinity School.

Item 6.    Exhibits

The exhibits listed in the Exhibit Index are included elsewhere in this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATTS WATER TECHNOLOGIES, INC.

Date:	November 5, 2004	By:	/s/ Patrick S. O’Keefe
Patrick S. O’Keefe
Chief Executive Officer

Date:	November 5, 2004	By:	/s/ William C. McCartney
William C. McCartney
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description

10.1

Credit Agreement dated as of September 23, 2004 among Watts Water Technologies, Inc. and certain of its subsidiaries, Bank of America, N.A., JP Morgan Chase Bank, Wachovia Bank, National Association, Key Bank National Association, SunTrust Bank and certain other lenders.

10.2	Form of Incentive Stock Option Agreement under the Watts Water Technologies, Inc. 2004 Stock Incentive Plan.

10.3	Form of Non-Qualified Stock Option Agreement under the Watts Water Technologies, Inc. 2004 Stock Incentive Plan.

10.4	Form of Restricted Stock Award Agreement for Employees under the Watts Water Technologies, Inc. 2004 Stock Incentive Plan.

10.5	Form of Restricted Stock Award Agreement for Employees under the Watts Water Technologies, Inc. 2004 Stock Incentive Plan.

10.6	Form of Restricted Stock Award Agreement for Non-Employee Directors under the Watts Water Technologies, Inc. 2004 Stock Incentive Plan.

11	Computation of Earnings per Share (1)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350.