Form 10-K
period 2004-12-31
WATTS WATER TECHNOLOGIES INC
filed 2005-03-16
CIK 795403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

Aggregate market value of the voting common stock of the Registrant held by non-affiliates of the Registrant on June 27, 2004 was $671,448,689.

As of February 25, 2005, 25,075,840 shares of Class A Common Stock, $.10 par value, 7,343,880 shares of Class B Common Stock, $.10 par value, of the Registrant were outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held on May 4, 2005, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.   BUSINESS.

This annual report on Form 10-K contains statements which are not historical facts and are considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements contain projections of our future results of operations, our financial position or state other forward-looking information. In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will” and “would” or similar words. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors may cause our actual results, performance or achievements to differ materially from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements. Some of the factors that might cause these differences are described under Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Certain Factors Affecting Future Results.” You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences. These forward-looking statements were based on information, plans and estimates at the date of this report, and we undertake no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

In this annual report on Form 10-K, references to “the Company,” “Watts”, “we”, “us” or “our” refer to Watts Water Technologies, Inc. and its consolidated subsidiaries.

Overview

Watts Water Technologies, Inc. was founded by Joseph E. Watts in 1874 in Lawrence, Massachusetts, as Watts Regulator Co. The Company started as a small machine shop supplying parts to the New England textile mills of the 19th century and has grown into a global manufacturer of products and systems focused on the control, conservation and quality of water and the comfort and safety of the people using it. The Company was incorporated in Delaware in 1985.

Our “Water by Watts” strategy is to be the leading provider of water quality, water conservation, water safety and water flow control products for the residential and commercial markets in North America and Europe. Our primary objective is to grow earnings by increasing sales within existing markets, expanding into new markets, making selected acquisitions and reducing manufacturing costs. We intend to continue to introduce products in existing markets by enhancing our preferred brands, developing new complementary products, promoting plumbing code development to drive sales of safety and water quality products and continuously improving merchandising in both the do-it-yourself (DIY) and wholesale distribution channels. We also target selected new markets based on growth potential and intend to continue to introduce new products appropriate for these new markets. We intend to continue to generate additional growth through selected acquisitions, both in our core markets as well as in new complementary markets. Lastly, we are committed to reducing our manufacturing costs through a combination of expanding manufacturing in lower-cost countries and consolidating our diverse manufacturing operations in North America and Europe.

Our products are sold to wholesale distributors, major DIY chains and original equipment manufacturers (OEMs). Most of our sales are for products that have been approved under regulatory standards incorporated into state and municipal plumbing, heating, building and fire protection codes in North America and Europe. We consistently advocate for the development and enforcement of plumbing codes and are committed to providing products to meet these standards, particularly for safety and control valve products. We maintain quality control and testing procedures at each of our manufacturing facilities in order to manufacture products in compliance with code requirements.

Additionally, a majority of our manufacturing facilities are ISO 9000, 9001 or 9002 certified by the International Organization for Standardization.

Our business is reported in three geographic segments: North America, Europe and China. The contributions of each segment to net sales, operating income and the presentation of certain other financial information by segment are reported in Note 17 of the Notes to Consolidated Financial Statements and in the Management’s Discussion and Analysis included elsewhere in this report.

Acquisitions

We have completed the following acquisitions since the beginning of 2005:

On January 5, 2005, we acquired 100% of the outstanding stock of HF Scientific, Inc., located in Fort Myers, Florida for approximately $7.0 million in cash plus $0.8 million in assumed debt. HF Scientific manufactures and distributes a line of instrumentation equipment, test kits and chemical reagents used for monitoring water quality in a variety of applications.

On January 4, 2005, we acquired substantially all of the assets of Sea Tech, Inc. located in Wilmington, North Carolina for approximately $10.0 million in cash. Sea Tech provides cost effective solutions for fluidic connection needs. Sea Tech offers a wide range of standard and custom quick connect fittings, valves and manifolds and pex tubing designed to address specific customer requirements.

We completed the following acquisitions during 2004:

On September 28, 2004, we increased our ownership percentage in Watts Stern Rubinetti, S.r.l. (Stern Rubinetti) located in Brescia, Italy from 51% to 85%. The price paid to the minority shareholders for this additional 34% was approximately $0.8 million in cash. We have a call option to acquire the remaining 15% from the minority shareholders for approximately $0.4 million, which became exercisable on January 1, 2005. We anticipate exercising this option in the second quarter of 2005. Stern Rubinetti is an Italian manufacturing company which produces brass components.

On May 21, 2004, we acquired 100% of the outstanding stock of McCoy Enterprises, Inc., which we subsequently renamed Orion Enterprises, Inc. (Orion), located in Kansas City, Kansas, for approximately $27.9 million in cash. Orion distributes its products under the brand names of Orion, Flo Safe and Laboratory Enterprises. Orion’s product lines includes a complete line of acid resistant waste disposal products, double containment piping systems, as well as a line of high purity pipes, fittings and faucets.

On April 16, 2004, we acquired 90% of the stock of TEAM Precision Pipework, Ltd. (TEAM), located in Ammanford, West Wales, United Kingdom, for approximately $17.2 million in cash subject to final adjustments, if any, as stipulated in the purchase and sale agreement. TEAM custom designs and manufactures manipulated pipe and hose tubing assemblies, which are utilized in the heating, ventilation and air conditioning markets. TEAM is a supplier to major OEM’s of air conditioning systems and several of the major European automotive air conditioning manufacturers.

On March 29, 2004, we acquired the 40% equity interest in Taizhou Shida Plumbing Manufacturing Co., Ltd. (Shida) that had been held by our former joint venture partner for approximately $3.0 million in cash and the payment of $3.5 million in cash in connection with a know-how transfer and non-compete agreement. We now own 100% of Shida.

On January 5, 2004, we acquired substantially all of the assets of Flowmatic Systems, Inc. (Flowmatic) located in Dunnellon, Florida, for approximately $16.8 million in cash. Flowmatic designs and distributes a complete line of high quality reverse osmosis components and filtration equipment. Flowmatic’s product line includes stainless steel and plastic housings, filter cartridges, storage tanks, control valves, as well as complete reverse osmosis systems for residential and commercial applications.

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

•       thermostatic mixing valves for tempering water in commercial and residential applications; and

•       systems for under-floor radiant applications and hydraulic pump groups for gas boiler manufacturers.

Customers and Markets

We sell our products to plumbing, heating and mechanical wholesale distributors, major DIY chains and OEMs.

Wholesalers.   Approximately 63% of our sales in 2004 and 2003 were to wholesale distributors for both commercial and residential applications. We rely on commissioned manufacturers’ representatives, some of which maintain a consigned inventory of our products, to market our product lines.

DIY.   Approximately 18% and 19% of our sales in 2004 and 2003, respectively, were to DIY customers in North America. Our DIY customers demand less technical products, but are highly receptive to innovative designs and new product ideas. Our DIY sales over the past several years have increased as a result of our development of unique new products and successful merchandising efforts and the expansion of the market with the large national chains.

OEMs.   Approximately 19% and 18% of our sales in 2004 and 2003, respectively, were to OEMs in both North America and Europe. In North America, our typical OEM customers are water heater manufacturers, equipment manufacturers needing flow control devices and water systems manufacturers needing backflow preventers. Our sales to OEMs in Europe are primarily to boiler manufacturers and radiant systems manufacturers.

Our largest customer, The Home Depot, Inc., accounted for approximately $81.3 million, or 9.9%, of our total net sales in 2004 and $74.8 million, or 10.7%, of our total net sales in 2003. Our top ten customers accounted for approximately $198.5 million, or 24.1%, of our total net sales in 2004 and $176.3 million, or 25.1%, of our total net sales in 2003. Thousands of other customers comprised the remaining 75.9% of our net sales in 2004 and 74.9% of our net sales in 2003.

Marketing and Sales

We rely primarily on commissioned manufacturers’ representatives, some of which maintain a consigned inventory of our products. These representatives sell primarily to plumbing and heating wholesalers or service DIY store locations in North America. We also sell products for the residential construction and home repair and remodeling industries through DIY plumbing retailers, national catalog distribution companies, hardware stores, building material outlets and retail home center chains and through plumbing and heating wholesalers. In addition, we sell products directly to certain large OEMs and private label accounts.

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

Capital expenditures and depreciation and amortization for each of the last three years were as follows:

	Years Ended December 31,
	2004	2003	2002
	(in millions)
Capital expenditures	$21.0	$20.0	$19.6
Depreciation	$28.1	$21.3	$22.3

Raw Materials

We require substantial amounts of raw materials to produce our products, including bronze, brass, cast iron, steel and plastic, and substantially all of the raw materials we require are purchased from outside sources. We have experienced increases in the costs of bronze, brass, cast iron, steel and crude oil. The price of copper has risen approximately 46% since December 31, 2003. Bronze and brass are copper based alloys. Since December 31, 2003, we have experienced cost increases in bronze and brass of approximately 48% and 39%, respectively. Since December 31, 2003, we have experienced cost increases in cast iron and steel of 10% and 16%, respectively. Additionally, due to the increase in crude oil, the costs of our certain plastic resins increased approximately 43% since December 31, 2003. In response to recent cost increases, we have implemented price increases for some of the products, which have become more expensive to manufacture due to the increases in raw material costs. As a result of these price increases, we believe we have been successful in offsetting most, if not all, of the cost increases. We are not able to predict whether or for how long these cost increases will continue. If these cost increases continue and we are not able to reduce or eliminate the effect of the cost increases by reducing production costs or implementing price increases, our profit margins could decrease.

Code Compliance

Products representing a majority of our sales are subject to regulatory standards and code enforcement which typically require that these products meet stringent performance criteria. Standards are established by such industry test and certification organizations as the American Society of Mechanical Engineers (A.S.M.E.), the Canadian Standards Association (C.S.A.), the American Society of Sanitary Engineers (A.S.S.E.), the University of Southern California Foundation for Cross-Connection Control (USC FCC), the International Association of Plumbing and Mechanical Officials (I.A.P.M.O.), Factory Mutual (F.M.), the National Sanitation Foundation (N.S.F.) and Underwriters Laboratory (U.L.). These standards are incorporated into state and municipal plumbing and heating, building and fire protection codes.

National regulatory standards in Europe vary by country. The major standards and/or guidelines which our products must meet are AFNOR (France), DVGW (Germany), UNI/ICIN (Italy), KIWA (Netherlands), SVGW (Switzerland), SITAC (Sweden) and WRAS (United Kingdom).

Together with our commissioned manufacturers’ representatives, we have consistently advocated for the development and enforcement of plumbing codes. We maintain stringent quality control and testing procedures at each of our manufacturing facilities in order to manufacture products in compliance with code requirements. We believe that product testing capability and investment in plant and equipment is needed to manufacture products in compliance with code requirements, which creates a barrier to entry for competitors. Additionally, a majority of our manufacturing facilities are ISO 9000, 9001 or 9002 certified by the International Organization for Standardization.

Product Development and Engineering

We maintain our own product development, design teams, and testing laboratories in North America, Europe and China that continuously enhance our existing products and develop new products. We maintain sophisticated product development and testing laboratories. Our efforts in this area have been particularly successful in the DIY market, which values innovation in product design. Research and development costs included in selling, general, and administrative expense amounted to $9,942,000, $9,178,000 and $9,132,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Competition

The domestic and international markets for water safety and flow control devices are intensely competitive and require us to compete against some companies possessing greater financial, marketing and other resources than ours. Due to the breadth of our product offerings, the number and identities of our competitors vary by product line and market. We consider brand preference, engineering specifications, plumbing code requirements, price, technological expertise, delivery times and breadth of product offerings to be the primary competitive factors. We believe that new product development and product engineering are also important to success in the water industry and that our position in the industry is attributable in part to our ability to develop new and innovative products quickly and to adapt and enhance existing products. We continue to develop new and innovative products to enhance market position and are continuing to implement manufacturing and design programs to reduce costs. We cannot be certain that our efforts to develop new products will be successful or that our customers will accept our new products. Although we own certain patents and trademarks that we consider to be of importance, we do not believe that our business and competitiveness as a whole are dependent on any one of our patents or trademarks or on patent or trademark protection generally.

Backlog

Backlog was $53.1 million at February 18, 2005. We do not believe that our backlog at any point in time is indicative of future operating results.

Employees

As of December 31, 2004, our wholly owned and majority owned domestic and foreign operations employed approximately 5,700 people. None of our employees in North America or China are covered by collective bargaining agreements. In some European countries our employees are subject to the traditional national collective bargaining agreements. We believe that our employee relations are good.

Available Information

We maintain a website with the address www.wattswater.com. The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. Other than an investor’s own internet access charges, we make available free of charge through our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we have electronically filed such material with, or furnished such material to, the Securities and Exchange Commission.

Executive Officers and Directors

Set forth below are the names of our executive officers and directors, their respective ages and positions with our Company and a brief summary of their business experience for the past five years:

Name	Age	Position
Patrick S. O’Keefe	52	Chief Executive Officer, President and Director
William C. McCartney	51	Chief Financial Officer, Treasurer and Secretary
J. Dennis Cawte	54	Group Managing Director Europe
Ernest E. Elliott	53	Executive Vice President of Wholesale Marketing
Paul A. Lacourciere	49	Corporate Vice President of Manufacturing
Lynn A. McVay	37	Executive Vice President of Wholesale Sales
Jeffrey A. Polofsky	46	Executive Vice President of Retail Sales and Marketing
Lester J. Taufen	61	General Counsel and Vice President of Legal Affairs
Douglas T. White	60	Group Vice President
Timothy P. Horne	66	Director
Ralph E. Jackson Jr.(1)(2)(3)	63	Director
Kenneth J. McAvoy	64	Director
John K. McGillicuddy(1)(2)(3)	61	Director
Gordon W. Moran(1)(2)(3)	66	Non-Executive Chairman of the Board and Director
Daniel J. Murphy, III(1)(2)(3)	63	Director

(1)          Member of the Audit Committee

(2)          Member of the Compensation Committee

(3)          Member of the Nominating and Corporate Governance Committee

Patrick S. O’Keefe joined our Company in August 2002. Prior to joining our Company, he served as President, Chief Executive Officer and Director of Industrial Distribution Group, a supplier of maintenance, repair, operating and production products, from 1999 to 2001. He was Chief Executive Officer of Zep Manufacturing, a unit of National Service Industries and a manufacturer of specialty chemicals throughout North America, Europe and Australia, from 1997 to 1999. He also held various senior management positions with Crane Co. from 1994 to 1997.

William C. McCartney joined our Company in 1985 as Controller. He was appointed our Vice President of Finance in 1994 and served as our Corporate Controller from April 1988 to December 1999. He was appointed Chief Financial Officer, Treasurer and Secretary on January 1, 2000.

Dennis Cawte joined our Company in October 2001 and was appointed Group Managing Director Europe. Prior to joining our Company, he was European President of PCC Valve and Controls, a division of Precision Castparts Corp., a manufacturer of components and castings to the aeronautical industry, from 1999 to 2001. He had also worked for approximately 20 years for Keystone Valve International, a manufacturer and distributor of industrial valves, where his most recent position was the Managing Director Northern Europe, Middle East, Africa and India.

Ernest E. Elliott joined our Company in 1986, serving in a variety of sales and marketing roles. He was appointed Vice President of Sales in 1991 and Executive Vice President of Wholesale Sales and Marketing in 1996. Prior to joining our Company, he was Vice President of BTR Inc.’s Valve Group, a diversified manufacturer of industrial and commercial valve products.

Paul A. Lacourciere joined our Company in 1986. He became Vice President of New Hampshire operations in 1989. He also served our wholly-owned subsidiary Watts Regulator Co. as Vice President of Manufacturing from 1991 to 1993; Executive Vice President from 1993-1995 and President from 1995-1997. In 1997 he was appointed Corporate Vice President of Manufacturing of our Company.

Lynn A. McVay joined our Company as Executive Vice President of Wholesale Sales in March 2003. Prior to joining our Company, he was the Vice President of Sales and Marketing for Little Giant Pump Company, a water pump manufacturing company and a wholly-owned subsidiary of Tecumseh Products Company, from 1997 to 2003.

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

Douglas T. White joined our Company in September 2001 as Group Vice President. Prior to joining our Company he was employed by Honeywell International, Inc., a diversified technology and manufacturing company, as Vice President of Marketing—Consumer Products Group from 1998 to 2001.

Timothy P. Horne has served as a director of our Company since 1962. He became an employee of our Company in September 1959 and served as our President from 1976 to 1978, from 1994 to April 1997 and from October 1999 to August 2002. He served as our Chief Executive Officer from 1978 to August 2002, and he served as Chairman of our Board of Directors from April 1986 to August 2002. He retired as an employee of our Company on December 31, 2002. Since his retirement, Mr. Horne has continued to serve our Company as a consultant.

Ralph E. Jackson, Jr. has served as a director of our Company since June 2004. He was employed by Cooper Industries, Inc. from 1985 until his retirement in 2003. Prior to joining Cooper Industries, he worked for the Bussmann and Air Comfort divisions of McGraw-Edison from 1976 until McGraw-Edison was acquired by Cooper Industries in 1985. While with Cooper Industries, he served as Chief Operating Officer from 2000 to 2003, Executive Vice President, Electrical Operations from 1992 to 2000, and President, Bussmann Division from the time McGraw-Edison was acquired by Cooper Industries to 1992. He served as a member of the Board of Directors of Cooper Industries from 2000 to 2003, is currently a member of the Board of Trustees of Hope College and is a past Chairman of the National Electrical Manufacturers Association.

Kenneth J. McAvoy has served as a director of our Company since 1994. He was Controller of our Company from 1981 to 1986 and Chief Financial Officer and Treasurer from 1986 to 1999. He also served the offices of Vice President of Finance from 1984 to 1994; Executive Vice President of European Operations from 1994 to 1996; and Secretary from 1985 to 1999. He retired from our Company on December 31, 1999.

John K. McGillicuddy has served as a director of our Company since May 2003. He was employed by KPMG LLP, a public accounting firm, from June 1965 until his retirement in June 2000. He was elected into the Partnership at KPMG LLP in June 1975 where he served as Audit Partner, SEC Reviewing Partner, Partner-in-Charge of Professional Practice, Partner-in-Charge of College Recruiting and Partner-in-Charge of Staff Scheduling. He is a Director of Brooks Automation, Inc.

Gordon W. Moran has served as a director of our Company since 1990. He has been the Chairman of Hollingsworth & Vose Company, a paper manufacturer, since 1997, and served as its President and Chief Executive Officer from 1983 to 1998.

Daniel J. Murphy, III has served as a director of our Company since 1986. He has been the Chairman of Northmark Bank, a commercial bank he founded, since August 1987. Prior to forming Northmark Bank in 1987, he was a Managing Director of Knightsbridge Partners, a venture capital firm, from January to August 1987, and President and a Director of Arltru Bancorporation, a bank holding company, and its wholly-owned subsidiary, Arlington Trust Company from 1980 to 1986.

Product Liability, Environmental and Other Litigation Matters

We are subject to a variety of potential liabilities connected with our business operations, including potential liabilities and expenses associated with possible product defects or failures and compliance with environmental laws. We maintain product liability and other insurance coverage, which we believe to be generally in accordance with industry practices. Nonetheless, such insurance coverage may not be adequate to protect us fully against substantial damage claims.

Contingencies

James Jones Litigation

As previously disclosed, on June 25, 1997, Nora Armenta (the Relator) filed a civil action in the California Superior Court for Los Angeles County (the Armenta case) against James Jones Company (James Jones), Mueller Co., Tyco International (U.S.), and the Company. We formerly owned James Jones. The Relator filed under the qui tam provision of the California state False Claims Act, Cal. Govt. Code § 12650 et seq. (California False Claims Act) and generally alleged that James Jones and the other defendants violated this statute by delivering some “defective” or “non-conforming” waterworks parts to thirty-four municipal water systems in the State of California. The Relator filed a First Amended Complaint in November 1998 and a Second Amended Complaint in December 2000, which brought the total number of plaintiffs to 161. In June, 2002, the trial court excluded 47 cities from this total of 161, and the Relator was not able to obtain appellate modification of this order, which can still be appealed at the end of the case. To date, 11 of the named cities have intervened, and attempts by four other named cities to intervene have been denied.

One of the allegations in the Second Amended Complaint and the Complaints-in-Intervention is that purchased non-conforming James Jones waterworks parts may leach into public drinking water elevated amounts of lead that may create a public health risk because they were made out of ‘81 bronze alloy (UNS No. C8440) and contain more lead than the specified and advertised ‘85 bronze alloy

(UNS No. C83600). This contention is based on the average difference of about 2% lead content between ‘81 bronze (6% to 8% lead) and ‘85 bronze (4% to 6% lead) and the assumption that this would mean increased consumable lead in public drinking water that could cause a public health concern. We believe the evidence and discovery available to date indicates that this is not the case.

In addition, ‘81 bronze is used extensively in municipal and home plumbing systems and is approved by municipal, local and national codes. The Federal Environmental Protection Agency also defines metal for pipe fittings with no more than 8% lead as “lead free” under Section 1417 of the Federal Safe Drinking Water Act.

In this case, the Relator seeks three times an unspecified amount of actual damages and alleges that the municipalities have suffered hundreds of millions of dollars in damages. She also seeks civil penalties of $10,000 for each false claim and alleges that defendants are responsible for tens of thousands of false claims. Finally, the Relator requests an award of costs of this action, including attorneys’ fees.

In December 1998, the Los Angeles Department of Water and Power (LADWP) intervened in this case and filed a complaint. We settled with the city of Los Angeles, by far the most significant city, for $7.3 million plus attorneys’ fees. Co-defendants contributed $2.0 million toward this settlement.

In August 2003, an additional settlement payment was made for $13 million ($11 million from us and $2 million from James Jones), which settled the claims of the three Phase I cities (Santa Monica, San Francisco and East Bay Municipal Utility District) chosen by the Relator as having the strongest claims to be tried first. This settlement payment included the Relator’s statutory share, and the claims of these three cities have been dismissed. In addition to this $13 million payment, we are obligated to pay the Relator’s attorney’s fees.

After the Phase I settlement, the court permitted the defendants to select five additional cities to serve as the plaintiffs in a second trial phase of the case. Contra Costa, Corona, Santa Ana, Santa Cruz and Vallejo were chosen. The Company and James Jones then reached an agreement to settle the claims of the City of Santa Ana for a total of $45,000, an amount which approximates Santa Ana’s purchases of James Jones products during the relevant period. The Santa Ana settlement was approved by the Court and then completed, and the trial of the remaining Phase II cities’ claims is presently scheduled for October 2005.

We have a reserve of approximately $21 million with respect to the James Jones Litigation in our consolidated balance sheet as of December 31, 2004. We believe, on the basis of all available information, that this reserve is adequate to cover the probable and reasonably estimable losses resulting from the Armenta case and the insurance coverage litigation with Zurich American Insurance Company (Zurich) discussed below. We are currently unable to make an estimate of the range of any additional losses.

On February 14, 2001, after our insurers had denied coverage for the claims in the Armenta case, we filed a complaint for coverage against our insurers in the California Superior Court (the coverage case). James Jones filed a similar complaint, the cases were consolidated, and the trial court made summary adjudication rulings that Zurich must pay all reasonable defense costs incurred by us and James Jones in the Armenta case since April 23, 1998 as well as such future defense costs until the end of the Armenta case. In July 2004, the California Court of Appeal affirmed these rulings, and, on December 1, 2004, the California Supreme Court denied Zurich’s appeal of this decision. This denial permanently established Zurich’s obligation to pay Armenta defense costs for both us (about $13.8 million plus future costs) and James Jones (about $14.8 million plus future costs), and Zurich is currently making payments of incurred Armenta defense costs. However, as noted below, Zurich asserts that the defense costs paid by it are subject to reimbursement.

In 2002, the trial court made a summary adjudication ruling that Zurich must indemnify and pay us and James Jones for amounts paid to settle with the City of Los Angeles. Zurich’s attempt to obtain appellate review of this order was denied, but Zurich will still be able to appeal this order at the end of the coverage case. In 2004, the trial court made another summary adjudication ruling that Zurich must indemnify and pay Watts and James Jones for the $13 million paid to settle the claims of the Phase I cities described above. Zurich’s attempt to obtain appellate review of this ruling was denied on December 3, 2004 by the California Court of Appeal, but Zurich will still be able to appeal this order at the end of the coverage case. Although Zurich has been making payments required by these indemnity orders, we are currently unable to predict the finality of these orders since Zurich can appeal them at the end of the coverage case. We have recorded reimbursed indemnity settlement amounts (but not reimbursed defense costs) as a liability pending court resolution of the indemnification matter as it relates to Zurich.

Zurich has asserted that all amounts (now approximately $47.5 million for both defense costs and indemnity amounts paid for settlements) paid by it to us and James Jones are subject to reimbursement under Deductible Agreements related to the insurance policies between Zurich and Watts. If Zurich were to prevail on this argument, James Jones would have a possible indemnity claim against us for its exposure from the Armenta case. However, management and counsel anticipate that we will ultimately prevail on this reimbursement issue with Zurich.

Based on management’s assessment, we do not believe that the ultimate outcome of the James Jones Litigation will have a material adverse effect on our liquidity, financial condition or results of operations. While this assessment is based on all available information, litigation is inherently uncertain, the actual liability to us to resolve this litigation fully cannot be predicted with any certainty and there exists a reasonable possibility that we may ultimately incur losses in the James Jones Litigation in excess of the amount accrued. We intend to continue to contest vigorously all aspects of the James Jones Litigation.

Environmental Remediation

We have been named as a potentially responsible party (PRP) with respect to a limited number of identified contaminated sites, including a site in Babylon, New York. The levels of contamination vary significantly from site to site as do the related levels of remediation efforts. Environmental liabilities are recorded based on the most probable cost, if known, or on the estimated minimum cost of remediation. We accrue estimated environmental liabilities based on assumptions, which are subject to a number of factors and uncertainties. Circumstances which can affect the reliability and precision of these estimates include identification of additional sites, environmental regulations, level of cleanup required, technologies available, number and financial condition of other contributors to remediation and the time period over which remediation may occur. We recognize changes in estimates as new remediation requirements are defined or as new information becomes available. We have a reserve of approximately $1.4 million (environmental accrual), which we estimate will likely be paid for environmental remediation liabilities over the next five to ten years. Based on the facts currently known to us, we do not believe that the ultimate outcome of these matters will have a material adverse effect on our liquidity, financial condition or results of operations. Some of our environmental matters are inherently uncertain and there exists a possibility that we may ultimately incur losses from these matters in excess of the amount accrued. However, we cannot currently estimate the amount of any such additional losses.

Asbestos Litigation

We are defending approximately 161 cases filed primarily, but not exclusively, in Mississippi and New Jersey state courts alleging injury or death as a result of exposure to asbestos. These filings typically name multiple defendants and are filed on behalf of many plaintiffs. They do not identify any particular Watts products as a source of asbestos exposure. To date, we have been dismissed from each case when the scheduled trial date comes near or when discovery fails to yield any evidence of exposure to any of our products. Based on the facts currently known to us, we do not believe that the ultimate outcome of these claims will have a material adverse effect on our liquidity, financial condition or results of operations.

Other Litigation

On or about March 26, 2003, a class action complaint was filed against us by North Carolina Hospitality Group, Inc. in the Circuit Court of Maryland, Prince George’s County. It alleges that certain commercial valve models contain a design defect that causes them to fail prematurely. On June 7, 2004, the trial court issued an opinion and order that denied the plaintiff’s request for class certification. This ruling was appealed at the end of the year, and it is now being briefed in the appellate court. Based on the facts currently known to us, we do not believe that the ultimate outcome of this matter will have a material adverse effect on our liquidity, financial condition or results of operations.

Other lawsuits and proceedings or claims, arising from the ordinary course of operations, are also pending or threatened against us. Based on the facts currently known to us, we do not believe that the ultimate outcome of these other litigation matters will have a material adverse effect on our liquidity, financial condition or results of operations.

Item 2.   PROPERTIES.

As of December 31, 2004, we maintained 50 facilities worldwide with our corporate headquarters located in North Andover, Massachusetts. Our manufacturing operations include four casting foundries, two of which are located in the United States and two in Tianjin, China. Additionally, we maintain one yellow brass forging foundry located in Italy. Castings and forgings from these foundries and other components are machined and assembled into finished valves at 28 manufacturing facilities located in North America, Europe, China and Tunisia. Many of these facilities contain sales offices, warehouses, or sales and distribution centers from which we ship finished goods to customers and commissioned manufacturers’ representatives. All our operating facilities and the related real estate are owned by us, except the buildings and land operated by our joint venture located in Tianjin, China, which is leased with a remaining term of approximately 20 years, the land on which our manufacturing facilities are located in Taizhou, China and Tianjin China, with remaining terms of 48 years and 47 years, respectively, and except for the following facilities, each of which is leased:

Type of Facility	Location	Lease Expiration
Manufacturing	Springfield, MO	2014
Manufacturing	Phoenix, AZ	2010
Manufacturing	Woodland, CA	2008
Manufacturing	Houston, TX	2009
Manufacturing	Santa Ana, CA	2008
Warehouse	Reno, NV	2009
Warehouse	Dallas, TX	2006
Warehouse	Alsip, IL	2008
Warehouse	Atlanta, GA	2005
Warehouse	Palmdale, CA	2006
Warehouse	Kansas City, KS	2005
Sales Office	Sacramento, CA	2009
Sales Office	Kennesaw, GA	2007
Sales Office	Des Plaines, IL	2005
Manufacturing	Rosieres, France	2015
Manufacturing	Monastir, Tunisia	2005
Manufacturing	Neuenburg am Rhein, Germany	2011
Sales/Distribution	Barcelona, Spain	2009
Sales/Distribution	Evesham, UK	2016
Sales/Distribution	Molndal, Sweden	2007
Sales/Distribution	Gliwice, Poland	(1)
Sales/Distribution	Kiev, Ukraine	(1)
Sales/Distribution	Moscow, Russia	(1)
Sales/Distribution	Vilnius, Lithuania	(1)
Sales/Distribution	Wingene, Belgium	(2)
Sales/Distribution	Chartres, France	2006
Sales/Distribution	Calgary, Canada	2006
Sales/Distribution	Worcestershire, U.K.	2005

(1)          We operate in this facility pursuant to a month-to-month lease.

(2)          We operate in this facility pursuant to a lease with an indefinite term that may be terminated by either party upon six months notice.

Certain of our facilities are subject to mortgages and collateral assignments under loan agreements with long-term lenders. In general, we believe that our properties, including machinery, tools and equipment, are in good condition, well maintained and adequate and suitable for their intended uses. We believe that our manufacturing facilities are currently operating at a level that our management considers normal capacity, except for our two expanded plants in China which are under-utilized. Management believes capacity utilization will continue to increase in 2005 at these plants. This utilization is subject to change as a result of increases or decreases in sales.

Item 3.   LEGAL PROCEEDINGS.

Item 3(a).	We are from time to time involved in various legal and administrative procedures. See Part I, Item 1, “Business—Product Liability, Environmental and Other Litigation Matters.”
Item 3(b).	See Part I, Item 1, “Business—Product Liability, Environmental and Other Litigation Matters.”

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted during the fourth quarter of the fiscal year covered by this Annual Report to a vote of security holders through solicitation of proxies or otherwise.

PART II

Item 5.   MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The following table sets forth the high and low closing sales prices of our Class A Common Stock on the New York Stock Exchange during 2004 and 2003 and cash dividends paid per share.

	2004			2003
	High	Low	Dividend	High	Low	Dividend
First Quarter	$24.10	$21.42	$0.07	$16.75	$13.53	$0.06
Second Quarter	27.03	22.80	0.07	19.00	15.40	0.06
Third Quarter	27.00	24.63	0.07	19.55	17.27	0.06
Fourth Quarter	32.24	25.00	0.07	22.50	17.48	0.07

There is no established public trading market for our Class B Common Stock, which is held exclusively by members of the Horne family. The principal holders of such stock are subject to restrictions on transfer with respect to their shares. Each share of our Class B Common Stock (10 votes per share) is convertible into one share of Class A Common Stock (1 vote per share).

Aggregate common stock dividend payments for 2004 and 2003 were $9,071,000 and $6,859,000, respectively. While we presently intend to continue to pay cash dividends, the payment of future cash dividends depends upon the Board of Directors’ assessment of our earnings, financial condition, capital requirements and other factors.

The number of record holders of our Class A Common Stock as of February 25, 2005 was 131. The number of record holders of our Class B Common Stock as of February 25, 2005 was 8.

Item 6.   SELECTED FINANCIAL DATA.

The selected financial data set forth below should be read in conjunction with our consolidated financial statements, related Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein.

FIVE YEAR FINANCIAL SUMMARY

(Amounts in thousands, except per share information)

	Year Ended 12/31/04(1)(2)(3)(7)	Year Ended 12/31/03(3)(4)(7)	Year Ended 12/31/02(5)	Year Ended 12/31/01(6)	Year Ended 12/31/00(7)
Selected Data
Net sales	$824,558	$701,859	$615,526	$548,940	$516,100
Income from continuing operations	48,738	36,419	32,622	26,556	31,171
Loss from discontinued operations, net of taxes	(1,918)	(3,057)	—	—	(7,170)
Net income	46,820	33,362	32,622	26,556	24,001
Total assets	924,248	840,918	635,472	520,470	482,025
Long-term debt, net of current portion	180,562	179,061	56,276	123,212	105,377
Income per share from continuing operations—diluted	1.49	1.32	1.21	0.99	1.17
Income (loss) per share from discontinued operations—diluted	(0.06)	(0.11)	—	—	(0.27)
Net income per share—diluted	1.43	1.21	1.21	0.99	0.90
Cash dividends declared per common share	$0.28	$0.25	$0.24	$0.24	$0.268

(1)          For the year ended December 31, 2004, net income includes a net after-tax charge of $2,289,000 for certain accrued expense adjustments, which includes in selling, general and administrative expense a charge of $3,475,000 related to a contingent earn-out agreement and $724,000 of other income for various accrual adjustments and $462,000 recorded as an income tax benefit.

(2)          For the year ended December 31, 2004, net income includes the following pre-tax costs: restructuring of $95,000 and other costs consisting of accelerated depreciation of $2,873,000. The after tax cost of these items was $1,825,000.

(3)          In December 2004, we decided to divest our interest in our minority owned subsidiary, Jameco International, LLC (LLC). We recorded in discontinued operation a net of tax impairment charge of $739,000 for the year ended December 31, 2004. Also included in discontinued operations are the net of tax operating results of LLC of $54,000 of loss and $54,000 of income for the year ended December 31, 2004 and 2003, respectively.

(4)          For the year ended December 31, 2003, net income includes the following pre-tax costs: restructuring of $426,000; other costs consist of: inventory and other asset write-downs and accelerated depreciation of $479,000; and $750,000 of other related charges. The after tax cost of these items was $1,084,000.

(5)          For the year ended December 31, 2002, net income includes the following pre-tax costs: restructuring of $638,000; other costs consist of: inventory and other asset write-downs and accelerated depreciation of $2,491,000; and $960,000 of other related charges. The after-tax cost of these items was $2,552,000.

(6)          For the year ended December 31, 2001, net income includes the following pre-tax costs: restructuring of $1,454,000; other costs consist of: inventory and other asset write-downs and accelerated depreciation of $4,300,000; and $77,000 of other related charges. The after-tax cost of these items was $3,593,000.

(7)          In September 1996, we divested our Municipal Water Group of businesses, which included Henry Pratt, James Jones Company and Edward Barber and Company Ltd. Costs and expenses related to the Municipal Water Group, for 2004, 2003 and 2000 relate to legal and settlement costs associated with the James Jones Litigation. The loss, net of taxes, consists of $1,125,000, $3,111,000 and $7,170,000 for the years ended December 31, 2004, 2003 and 2000, respectively.

Item 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We are a leading supplier of products for use in the water quality, water safety, water flow control and water conservation markets in both North America and Europe. For 130 years, we have designed and manufactured products that promote the comfort and safety of people and the quality and conservation of water used in commercial, residential and light industrial applications. We earn revenue and income almost exclusively from the sale of our products. Our principal product lines include:

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

•       thermostatic mixing valves for tempering water in commercial and residential applications; and

•       systems for under-floor radiant applications and hydraulic pump groups for gas boiler manufacturers.

Our business is reported in three geographic segments, North America, Europe and China. We distribute our products through three primary distribution channels, wholesale, do-it-yourself (DIY) and original equipment manufacturers (OEMs). Interest rates have an indirect effect on the demand for our products due to the effect such rates have on the number of new residential and commercial construction starts and remodeling projects. Non-residential and commercial construction starts have an impact on our levels of sales and earnings. In 2004, organic sales in North America increased in both our wholesale and DIY markets by approximately 10% over the prior year. Also in 2004, organic sales in Europe increased by approximately 4% over the prior year despite a weak European economy. An additional factor that has had an effect on our sales is fluctuation in foreign currencies, as a portion of our sales and certain portions of our costs, assets and liabilities are denominated in currencies other than the U.S. dollar. In 2004, our consolidated sales increased 17% over the prior year of which approximately 3% was primarily due to the euro appreciating against the U.S. dollar.

We believe that the factors relating to our future growth include our ability to continue to make selective acquisitions, both in our core markets as well as new complementary markets, regulatory requirements relating to the quality and conservation of water, increased demand for clean water and continued enforcement of plumbing and building codes and a healthy economic environment. We have completed eighteen acquisitions since divesting our industrial and oil and gas business in 1999. Our acquisition strategy focuses on businesses that manufacture preferred brand name products that address our themes of water quality, water safety, water conservation and water flow control. We target businesses that will provide us with one or more of the following: an entry into new markets, an increase in shelf space with existing customers, a new or improved technology or an expansion of the breadth of our water quality, water conservation, water safety and water flow control products for the residential and commercial markets. In 2004, sales from acquisitions contributed approximately 5% to our total sales growth over the prior period.

Products representing a majority of our sales are subject to regulatory standards and code enforcement, which typically require that these products meet stringent performance criteria. Together with our commissioned manufacturers’ representatives, we have consistently advocated for the development and enforcement of such plumbing codes. We are focused on maintaining stringent quality control and testing procedures at each of our manufacturing facilities in order to manufacture products in compliance with code requirements and take advantage of the resulting demand for compliant products. We believe that product development, product testing capability and investment in plant and equipment is needed to manufacture products in compliance with code requirements, which represents a barrier to entry for competitors. We believe there is an increasing demand among consumers for products to ensure water quality, which creates growth opportunities for our products.

We require substantial amounts of raw materials to produce our products, including bronze, brass, cast iron, steel and plastic, and substantially all of the raw materials we require are purchased from outside sources. We have experienced increases in the costs of bronze, brass, cast iron, steel and crude oil. The price of copper has risen approximately 46% since December 31, 2003. Bronze and brass are copper based alloys. Since December 31, 2003, we have experienced cost increases in bronze and brass of approximately 48% and 39%, respectively. Since December 31, 2003, we have experienced cost increases in cast iron and steel of 10% and 16%, respectively. Additionally, due to the increase in crude oil, the costs of our certain plastic resins increased approximately 43% since December 31, 2003.

A risk we face is our ability to deal effectively with increases in raw material costs. We manage this risk by monitoring related market prices, working with our suppliers to achieve the maximum level of stability in their costs and related pricing, seeking alternative supply sources when necessary, implementing cost reduction programs and passing increases in costs to our customers, to the maximum extent possible, when they occur. Additionally, on a limited basis, we use commodity futures contracts to manage this risk, although we do not currently have any such contracts. In response to recent cost increases, we have implemented price increases for some of the products which have become more expensive to manufacture due to the increases in raw material costs. As a result of these price increases we believe we have been successful in offsetting most, if not all, of the cost increases. We are not able to predict whether or for how long these cost increases will continue. If these cost increases continue and we are not able to reduce or eliminate the effect of the cost increases by reducing production costs or implementing price increases, our profit margins could decrease.

Another risk we face in all areas of our business is competition. We consider brand preference, engineering specifications, plumbing code requirements, price, technological expertise, delivery times and breadth of product offerings to be the primary competitive factors. As mentioned previously, we believe that product development, product testing capability and investment in plant and equipment is needed to manufacture products in compliance with code requirements, which represents a barrier to entry for competitors. We are committed to maintaining our capital equipment at a level consistent with current technologies, and thus we spent approximately $21.0 million in 2004 and $20.0 million in 2003. We are committed to expanding our manufacturing capacity in lower cost countries such as China, Tunisia and Bulgaria. These manufacturing plant relocations and consolidations are an important part of our ongoing commitment to reduce production costs.

Recent Developments

On February 8, 2005, we declared a quarterly dividend of $0.08 per share on the Company’s Class A Common Stock and Class B Common Stock. This is an increase of $0.01 per share compared to the dividend paid for the comparable period last year.

On January 5, 2005, we acquired HF Scientific, Inc. located in Fort Myers, Florida, in a stock purchase transaction, for approximately $7.0 million in cash plus $0.8 million in assumed debt. HF Scientific manufactures and distributes a line of instrumentation equipment, test kits and chemical reagents used for monitoring water quality in a variety of applications.

On January 4, 2005, we acquired Sea Tech, Inc. located in Wilmington, North Carolina in an asset purchase transaction, for approximately $10.0 million in cash. Sea Tech provides cost effective solutions for fluidic connection needs. Sea Tech offers a wide range of standard and custom quick connect fittings, valves and manifolds and pex tubing designed to address specific customer requirements.

In the fourth quarter of 2004, we planned to divest our interest in a minority owned subsidiary, Jameco International, LLC (LLC).  We recorded an impairment charge in discontinued operations to write down the investment to estimated fair value. Prior periods reflect LLC as discontinued operations. We expect to divest our interest in LLC in the first half of 2005.

Results of Operations

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

During the fourth quarter of 2004, we identified and corrected errors related to certain accrued expenses. The after tax adjustments, which impacted selling, general and administrative and tax expense, necessary to correct these errors amounted to $2,289,000, or ($0.07) per share. The portions of these adjustments that related to the year ended December 31, 2004 and the fourth quarter of 2004 were $1,520,000, or ($0.05) per share and $411,000, or ($0.01) per share, respectively. The impact of the amount that related to prior periods was not material to any of the financial statements of prior periods, thus the amount related to prior periods was also recorded in the fourth quarter of 2004. We estimate that we will record an additional after-tax charge of approximately $900,000, or ($0.03) per share, for the nine months ending October 2, 2005.

The following table illustrates the effects of the adjustments on earnings per share from continuing operations:

	Fourth Quarter Ended	Year Ended
	December 31, 2004	December 31, 2004
Adjustments:
Related to 2004	$ (0.01)	$ (0.05)
Related to earlier periods	(0.06)	(0.02)
	$ (0.07)	$ (0.07)

Net Sales.   Our business is reported in three geographic segments: North America, Europe and China. Our net sales in each of these segments for the years ended December 31, 2004 and 2003 were as follows:

	Year Ended December 31, 2004		Year Ended December 31, 2003			% Change to Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales
	(in thousands)
North America	$ 545,139	66.1%	$ 472,518	67.3%	$ 72,621	10.3%
Europe	253,234	30.7	210,614	30.0	42,620	6.1
China	26,185	3.2	18,727	2.7	7,458	1.1
Total	$ 824,558	100%	$ 701,859	100%	$ 122,699	17.5%

The increase in net sales is attributable to the following:

					Change As a % of Consolidated Net Sales				Change As a % of Segment Net Sales
	North America	Europe	China	Total	North America	Europe	China	Total	North America	Europe	China
	(in thousands)
Internal growth	$ 45,041	$ 8,822	$ 7,458	$ 61,321	6.4%	1.3%	1.1%	8.8%	9.6%	4.2%	39.8%
Foreign exchange	2,463	20,935	—	23,398	0.4	3.0	—	3.4	0.5	9.9	—
Acquisitions	25,117	12,863	—	37,980	3.5	1.8	—	5.3	5.3	6.1	—
Total	$ 72,621	$ 42,620	$ 7,458	$ 122,699	10.3%	6.1%	1.1%	17.5%	15.4%	20.2%	39.8%

The internal growth in net sales in North America is due to increased price and unit sales into both the wholesale and DIY markets. Our wholesale market for 2004, excluding the sales from the acquisitions of Orion and Flowmatic, grew by 10% compared to 2003, primarily due to increased sales of backflow preventor units, as well as in our plumbing and under-floor radiant heating product lines. Our sales into the North American DIY market for 2004 increased by 10% compared to 2003 primarily due to increased sales of our brass and tubular products.

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

The increase in net sales in China is primarily attributable to downward adjustments made in 2003 for previously recorded sales and increased sales rebates and returns recorded at our TWT joint venture located in Tianjin, China that did not repeat in 2004, and to internal growth primarily due to increased domestic shipments from our wholly-owned subsidiary located in Taizhou, China.

Gross Profit.   Gross profit for 2004 increased $50,696,000 or 21.1%, compared to 2003. The increase in gross profit is attributable to the following:

	(in thousands)	% Change
Internal growth	$ 31,628	13.2%
Foreign exchange	7,415	3.1
Acquisitions	13,722	5.7
Other—Restructuring	(2,069)	(0.9)
Total	$ 50,696	21.1%

The internal growth is primarily due to a $21,449,000 increase in internal gross profit in the North American segment. This increase is primarily due to improved sales mix due to increased sales volume in the North American wholesale market, which typically generates higher gross margins than the North American retail market and to benefits resulting from our completed manufacturing restructuring projects and outsourcing. The European segment increased internal gross profit by $3,972,000, primarily due to sales growth with European OEM and wholesale customers and to benefits resulting from our completed manufacturing restructuring projects. The China segment increased gross profit by $7,076,000, primarily due to inventory write-downs, increased sales rebates and returns and other net adjustments recorded in 2003 that did not repeat in 2004, and to increased sales volumes at Shida and improved manufacturing efficiencies at our wholly owned manufacturing plant in Tianjin in 2004. The increase in gross profit from foreign exchange is primarily due to the appreciation of the euro and Canadian dollar against the U.S. dollar. The increase in gross profit from acquisitions is due to the inclusion of gross profit from Orion, TEAM, Flowmatic, Martin Orgee and Anello. These factors contributed to an increased consolidated gross profit percent of 35.2% for 2004 compared to 34.2% in 2003.

The increase in gross profit was partially offset by increased manufacturing restructuring and other costs. For 2004 we charged $2,873,000 of accelerated depreciation to cost of sales compared to $804,000 of accelerated depreciation and other costs for 2003.

Selling, General and Administrative Expenses.   Selling, general and administrative expense, or SG&A expense, for 2004 increased $37,428,000, or 22.1%, compared to 2003. The increase in SG&A expense is attributable to the following:

	(in thousands)	% Change
Internal growth	$ 20,118	11.9%
Foreign exchange	4,573	2.7
Acquisitions	7,811	4.6
Other	4,926	2.9
Total	$ 37,428	22.1%

The internal increase in SG&A expense is primarily due to increased variable selling expense due to increased sales volume and costs incurred to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (SOX) partially offset by a reserve reduction due to a favorable ruling in one of our legal cases. For 2004, commission expense and selling expense were approximately 4.2% and 11.5%, respectively, of sales. These expense percentages are consistent with 2003, as we expect these costs to move relative to our sales volume. For 2004, we recorded approximately $5,900,000 for SOX related expenses.

As discussed previously, during the fourth quarter of 2004, we identified and corrected errors related to certain accrued expenses. The adjustments to net income necessary to correct these errors included a pre-tax charge to SG&A expense of $4,926,000.

Our SG&A expense as a percent of sales for 2004 increased to 25.1% compared to 24.1% for 2003 primarily from SOX costs and the fourth quarter accrual adjustments.

Operating Income.   Operating income by geographic segment for 2004 and 2003 were as follows:

				% Change to
	Years Ended			Consolidated
	December 31,	December 31,		Operating
	2004	2003	Change	Income
	(in thousands)
North America	$ 68,558	$ 64,375	$ 4,183	6.0%
Europe	31,597	22,592	9,005	12.9
China	1,857	(3,834)	5,691	8.1
Corporate	(18,412)	(13,132)	(5,280)	(7.6)
Total	$ 83,600	$ 70,001	$ 13,599	19.4%

The increase in operating income is attributable to the following:

						Change					Change
						As a% of Consolidated Operating Income					As a% of Segment Operating Income
	North America	Europe	China	Corp.	Total	North America	Europe	China	Corp.	Total	North America	Europe	China	Corp.
	(in thousands)
Internal growth	$ 9,920	$ 2,065	$ 5,529	$ (6,004)	$ 11,510	14.2%	3.0%	7.9%	(8.6)%	16.5%	15.4%	9.1%	144.2%	(45.7)%
Foreign exchange	434	2,408	—	—	2,842	0.6	3.4	—	—	4.1	0.7	10.7	—	—
Acquisitions	2,285	3,626	—	—	5,911	3.3	5.2	—	—	8.4	3.6	16.1	—	—
Other	(5,650)	—	—	724	(4,926)	(8.1)	—	—	1.0	(7.1)	(8.8)	—	—	5.5
Other—Restructuring	(2,806)	906	162	—	(1,738)	(4.0)	1.3	0.2	—	(2.5)	(4.4)	4.0	4.2	—
Total	$ 4,183	$ 9,005	$ 5,691	$ (5,280)	$ 13,599	6.0%	12.9%	8.1%	(7.6)%	19.4%	6.5%	39.9%	148.4%	(40.2)%

The internal growth in North America is primarily due to our increased gross profit in the wholesale market, benefits resulting from our completed manufacturing restructuring projects and outsourcing, partially offset by increased net SG&A expense. In 2004, we experienced raw material cost increases, which we have been able to recover by implementing price increases on some of our products. For 2004, we recorded $2,968,000 for costs associated with our manufacturing restructuring plan compared to $162,000 for 2003. We expect to record an additional $750,000 in the first half of 2005 for approved costs associated with our manufacturing restructuring plan. The acquired growth is due to the inclusion of operating income from Orion and Flowmatic. Other of $5,650,000 relates to compensation expense regarding the accrual adjustment.

The internal growth in Europe is primarily due to increased gross profit from the increased sales volume in the OEM and wholesale markets and to benefits resulting from our previous manufacturing restructuring projects, partially offset by increased SG&A expense. For 2004, we did not record any costs associated with our manufacturing restructuring plan compared to $906,000 for 2003. We expect to record and additional $625,000 in the first half of 2005 for approved costs associated with our manufacturing restructuring plan. The increase in operating income from foreign exchange is primarily due to the appreciation of the euro against the U.S. dollar. We cannot predict whether the euro will continue to appreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our operating income. The acquired growth includes operating income from TEAM, Martin Orgee and Anello.

The increase in internal growth in China of $5,529,000 is attributable to inventory write-downs and other net adjustments recorded in 2003, that did not repeat in 2004, and to internal growth primarily due to increased sales volumes and improved manufacturing efficiencies associated with our manufacturing plant in Tianjin, which in 2003 was in a start up phase.

The decrease in operating income in Corporate of $5,280,000 is primarily attributable to costs incurred for compliance with SOX. Other of $724,000 includes the adjustments to correct errors for accrued expenses.

Interest Expense.   Interest expense decreased $1,544,000, or 12.8%, for 2004 compared to 2003, primarily due to overlapping interest charges on three separate senior note issues that were outstanding in 2003, while only two senior note issues remain outstanding in 2004, partially offset by the elimination of favorable amortization from our interest rate swap, increased indebtedness on our $125,000,000 senior notes and decreased indebtedness under our U.S. revolving credit facility. On September 1, 2001, we entered into an interest rate swap with respect to our $75,000,000 8 3/8% notes due December 2003. The swap converted the interest from fixed to floating. On August 5, 2002, we sold the swap and received $2,315,000 in cash. In 2003, we reduced interest expense by $1,420,000 by amortizing the adjustment to the fair value of the swap. The amortization of the swap was completed upon repayment of the $75,000,000 8 3/8% notes on December 1, 2003. On May 15, 2003, we refinanced our $75,000,000 8 3/8% notes with proceeds from the issuance of $125,000,000 senior notes.

On July 1, 2003, we entered into an interest rate swap for a notional amount of €25,000,000 outstanding on our prior revolving credit facility. We swapped the variable rate from the revolving credit facility, which is three month EURIBOR plus 0.7%, for a fixed rate of 2.3%. For 2004, the EURIBOR rate has not fluctuated materially and the impact of swap was immaterial to the overall interest expense.

Income Taxes.   Our effective tax rate for continuing operations for 2004 decreased to 32.9% from 38.0% for 2003. The decrease is primarily due to improvements in the results of our Chinese operations that have allowed us to recognize the benefit of deferred tax assets and also have provided a favorable mix of earnings. We also recognized the benefit of a significant amount of state income tax credits in 2004. In addition, a credit of $462,000 was recorded for accounting corrections made in the fourth quarter of 2004 for an accrual that was related to prior years.

Income From Continuing Operations.   Income from continuing operations for 2004 increased $12,319,000, or 33.8%, to $48,738,000 or $1.49 per common share, from $36,419,000 or $1.32 per common share, for 2003, in each case, on a diluted basis. The appreciation of the euro and the Canadian dollar against the U.S. dollar resulted in a positive impact on income from continuing operations of $0.05 per share for 2004 compared to 2003. We cannot predict whether the euro or the Canadian dollar will continue to appreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net income. Income from continuing operations for 2004 and 2003 includes net costs incurred for our manufacturing restructuring plan of $1,825,000, or ($0.06) per share and $1,084,000, or ($0.04) per share, respectively. Also included in income from continuing operations for 2004 is the net charge of $2,289,000, or ($0.07) per share for accounting corrections relating to certain accrued expenses.

Loss From Discontinued Operations.   We recorded a charge net of tax to discontinued operations for 2004 of $1,918,000, or ($0.06) per common share and $3,057,000, or ($0.11) per common share, for 2003, in each case, on a diluted basis. Included in loss from discontinued operations for 2004 are charges attributable to legal fees associated with the James Jones litigation and obligations to the former shareholders of the James Jones Company of $1,125,000, or ($0.04) per share compared to $3,111,000 or ($0.11) per share, for 2003. See Part I, Item 1, “Business-Product Liability, Environmental and Other Litigation Matters.” Additionally, losses from discontinued operations for 2004 and 2003 include an impairment charge and an operating loss totaling $793,000 or ($0.02) per share and income of $54,000, or $0.00 per share, respectively, for the planned divesture of our interest in LLC.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Net Sales.   Our business is reported in three geographic segments: North America, Europe and China. Our net sales in each of these segments for each of the years ended December 31, 2003 and 2002 were as follows:

	Year Ended December 31, 2003		Year Ended December 31, 2002			% Change to Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales
	(in thousands)
North America	$472,518	67.3%	$450,233	73.1%	$22,285	3.6%
Europe	210,614	30.0	145,629	23.7	64,985	10.6
China	18,727	2.7	19,664	3.2	(937)	(0.2)
Total	$701,859	100%	$615,526	100%	$86,333	14.0%

The increase in net sales in North America in 2003 compared to 2002 is due to internal growth of $18,381,000, or 3.0% and the appreciation of the Canadian dollar against the U.S. dollar, which accounted for $3,904,000, or 0.6%. We cannot predict whether the Canadian dollar will continue to appreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales. The increase in the internal growth rate in North America is primarily due to increased unit sales into the DIY and wholesale markets. Our sales into the North American DIY market grew by 12.8% in 2003 over 2002 due to the increasing store count of our large customers, the successful introduction of new products and consistent and reliable delivery of our products. Our wholesale market grew by 2.1% in 2003 over 2002 due to increased sales of backflow preventors. An increase or decrease in interest rates or an increase or drop in the new housing construction market could have a positive or negative impact on our sales.

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

The decrease in net sales in China in 2003 compared to 2002 is primarily due to an adjustment of $2,200,000 made in the second quarter of 2003 for previously recorded sales and increased sales rebates and returns recorded at our TWT joint venture in Tianjin. This was partially offset by the inclusion of net sales of our Shida joint venture (now a wholly-owned subsidiary), which we established on March 5, 2002, of approximately $2,636,000.

Gross Profit.   Gross profit for 2003 increased $31,145,000, or 14.9%, compared to 2002. This increase is primarily due to internal growth of $12,006,000, the change in foreign exchange rates, which accounted for $11,075,000 of the increase, the inclusion of gross profit from acquired companies of $5,961,000 and a reduction of restructuring and other charges of $2,103,000 in 2003 compared to 2002. Excluding the costs of restructuring for both periods, gross profits would have increased $29,042,000, or 13.7%. The internal growth is primarily due to the North American segment, which increased internal gross profits by

$11,408,000. This increase is primarily due to improved manufacturing efficiencies and increased sales volume. The internal growth in gross profit was offset by a loss in our China segment of $3,873,000. This loss is due to start-up costs and under absorbed manufacturing costs due to a delay in production at our new wholly-owned manufacturing plant in China. We believe capacity utilization will be increasing in 2004 at this plant. It was also offset by inventory write-downs, increased sales rebates and returns and other net adjustments at our TWT joint venture located in Tianjin, China.

Selling, General and Administrative Expenses.   Selling, General and Administrative, or SG&A, expenses for 2003 increased $18,885,000, or 12.5%, compared to 2002. This increase is primarily due to an internal increase of $8,386,000, the change in foreign exchange rates, which accounted for $6,935,000 of the increase, and the inclusion of operating expenses of acquired companies which accounted for $3,564,000 of the increase. The internal increase in SG&A expenses is primarily due to increased product liability expense, workers compensation expenses, professional fees, which include legal and audit expenses, pension costs and variable selling expenses due to increased sales volumes. Although there is an absolute increase in our SG&A expense over 2002, our SG&A expense as a percent of sales for 2003 decreased to 24.1% compared to 24.5% for 2002.

Operating Income.   Operating income by geographic segment for each of the years ended December 31, 2003 and 2002 was as follows:

	Years Ended December 31,
	2003	2002	Change
	(in thousands)
North America	$64,375	$55,313	$9,062
Europe	22,592	13,608	8,984
China	(3,834)	(625)	(3,209)
Corporate	(13,132)	(10,767)	(2,365)
Total	$70,001	$57,529	$12,472

The increase in operating income in North America in 2003 compared to 2002 is primarily due to internal growth of $6,753,000, a reduction of restructuring and other charges of $1,691,000 and the appreciation of the Canadian dollar against the U.S. dollar, which accounted for $618,000 of the increase. The internal growth is due to our increased gross profit partially offset by increased SG&A expense. To the extent we are unable to recover raw material cost increases from our customers these cost increases would adversely affect our operating income. For 2003, we recorded $162,000 compared to $1,853,000 in 2002 for costs associated with our manufacturing restructuring plan.

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

The increase in operating losses in China in 2003 compared to 2002 is due to an increase in internal operating losses of $3,512,000 partially offset by the inclusion of income from acquired companies of $465,000. In December 2003, we incurred a restructuring charge in our TWT facility of $162,000 for severance. The internal operating loss was due to inventory write-downs, increased sales rebates and returns and other net adjustments at our TWT joint venture and under absorbed manufacturing costs due to a delay in production and start up costs associated with our wholly-owned manufacturing plant in China.

Corporate expenses are primarily for compensation expense, professional fees, including legal and audit expenses and benefit administration costs. The increase in corporate expenses is primarily due to increased legal and audit expenses in 2003.

Interest Expense.   Interest expense increased $3,416,000, or 39.3%, in 2003 compared to 2002, primarily due to the inclusion of the interest expense on the $125,000,000 senior notes issued on May 15, 2003. On December 1, 2003, we repaid our $75,000,000 8 3/8% notes and expect that interest expense will decrease as a result of this repayment. On September 1, 2001, we entered into an interest rate swap with respect to our $75,000,000 8 3/8% notes due December 2003. The swap converted the interest from fixed to floating. On August 5, 2002, we sold the swap and received $2,315,000 in cash. In the year ended December 31, 2003, we reduced interest expense by $1,420,000 by amortizing the adjustment to the fair value of the swap. In the year ended December 31, 2002, we reduced interest expense by $1,711,000 for the effectiveness of the swap. The amortization of the swap was completed upon repayment of the $75,000,000 8 3/8% notes. On July 1, 2003, we entered into an interest rate swap for a notional amount of 25,000,000 euros outstanding on our Revolving Credit Facility. We swapped the variable rate from the Revolving Credit Facility, which is three month EURIBOR plus 0.7%, for a fixed rate of 2.33%. The impact of swap was immaterial to the overall interest expense.

Income Taxes.   Our effective tax rate for continuing operations for 2003 increased to 38.0% from 35.0% for 2002. The increase is primarily due to losses in China, for which we have not received a tax benefit in accordance with FAS 109 and because certain of our Chinese entities are in a tax holiday.

Income From Continuing Operations.   Income from continuing operations for 2003 increased $3,797,000, or 11.6%, to $36,419,000 or $1.32 per common share, from $32,622,000 or $1.21 per common share for 2002, in each case, on a diluted basis. The appreciation of the euro against the U.S. dollar resulted in a positive impact on income from continuing operations of $0.07 per share for the year ended December 31, 2003 compared to the prior year. We cannot predict whether the euro will continue to appreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net income.

Loss From Discontinued Operations.   We recorded a charge net of tax to discontinued operations for 2003 of $3,057,000, or ($0.11) per common share on a diluted basis. The charge is primarily attributable to legal expenses associated with the litigation involving the James Jones Company. See Part I, Item 1, “Business—Product Liability, Environmental and other Litigation Matters”. In addition we recorded a charge in the second quarter of 2003 attributed to payments to be made to the selling shareholders of the James Jones Company pursuant to our original purchase agreement. Additionally, losses from discontinued operations for 2003 include income of $54,000, or $0.00 per share, respectively, for the planned divesture of our interest in LLC.

Liquidity and Capital Resources

We generated $40,210,000 of cash from continuing operations from 2004. We experienced an increase in inventory in North America and China. The North America increase is primarily due to planned increases in finished goods as we set up additional distribution centers and a lengthened supply chain as we are producing more products abroad and increased sales volume. In addition, due to the cost increases in certain raw materials, our carrying value of our inventory in North America for 2004 has increased approximately $9,000,000 compared to 2003. Additionally, we experienced an increase in accounts receivable in North America partially offset by a decrease in Europe. The North America increase is primarily due to increased sales volume and timing of certain cash receipts from certain large customers.

We used $111,379,000 of net cash for investing activities in 2004. We invested $20,999,000 in capital equipment. Capital expenditures were primarily for manufacturing machinery and equipment as part of our ongoing commitment to improve our manufacturing capabilities. We received $2,143,000 of proceeds primarily from a sale of one of our North American manufacturing facilities with respect to which we have entered into a sale and lease back arrangement. Our business acquisitions, net of cash acquired, consisted of cash purchases of $16,796,000 for the assets of Flowmatic, $5,750,000 for the 40% equity interest in Shida that had been held by our former joint venture partner, $17,247,000 for the TEAM acquisition, $27,873,000 for the Orion acquisition and $787,000 for an additional 34% investment in Watts Stern Rubinetti S.r.l. Additionally, our net investment in securities, primarily investment grade auction rate securities, increased to $26,600,000 in 2004 from $4,000,000 in 2003.

We used $16,526,000 of net cash from financing activities in 2004 primarily for dividend payments, debt repayment in China and $3,750,000 of debt paid to the former shareholders of Hunter Innovations partially offset by proceeds from stock option exercises.

On September 23, 2004, we entered into an unsecured revolving credit facility with a syndicate of banks (the Revolving Credit Facility). The Revolving Credit Facility provides for multi-currency borrowings of up to $300,000,000, including stand-by letters of credit, and expires in September 2009. The Revolving Credit Facility is being used to support our acquisition program, working capital requirements and for general corporate purposes. As of December 31, 2004, long-term debt included $49,414,000 outstanding on the Revolving Credit Facility for euro-based borrowings and no amounts were outstanding for U.S. dollar borrowings. We had $218,445,000 of unused and potentially available revolving credit at December 31, 2004.

Borrowings outstanding under the Revolving Credit Facility bear interest at a fluctuating rate per annum for an applicable percentage equal to (i) in the case of Eurocurrency rate loans, the British Bankers Association LIBOR rate plus an applicable percentage of up to ..875%, based on the Company’s current consolidated leverage ratio and debt rating, or (ii) in the case of base rate loans and swing line loans, the higher of (a) the federal funds rate plus 0.5% and (b) the annual rate of interest announced by Bank of America, N.A. as its “prime rate.” As of December 31, 2004, the average interest rate for borrowings under the Revolving Credit Facility was approximately 2.8%. Effective September 23, 2004, we used funds from the Revolving Credit Facility to pay off the existing debt on the previous credit facility that was to expire in February 2005. The Revolving Credit Facility includes operational and financial covenants customary for facilities of this type, including, among others, restrictions on additional indebtedness, liens and investments and maintenance of certain leverage ratios. As of December 31, 2004, we were in compliance with all covenants related to the Revolving Credit Facility.

Effective July 1, 2003, we entered into an interest rate swap for a notional amount of €25,000,000 outstanding under our prior revolving credit facility. We swapped the variable rate from the Revolving Credit Facility that is three month EURIBOR plus 0.7% for a fixed rate of 2.3%. The term of the swap is two years. We have designated the swap as a hedging instrument using the cash flow method. The swap hedges the cash flows associated with interest payments on the first €25,000,000 of our revolving credit facility. We mark to market the changes in value of the swap through other comprehensive income. Any ineffectiveness has been recorded in income. Amounts recorded have been immaterial at December 31, 2004 and 2003.

We generated $6,553,000 of net cash from discontinued operations, net of the impact of deferred taxes, for 2004. We received $11,723,000 in cash for a contested reimbursement of a partial settlement including interest and $469,000 in cash for a contested reimbursement for settlement costs we incurred in the James Jones case. This cash has been recorded as a liability at December 31, 2004 because of the possibility that we may be required to reimburse the insurance company if it is ultimately successful with a future appeal. We also received $874,000 in cash for reimbursement of defense costs related to the James Jones case. We paid $2,094,000 for defense costs and $1,071,000 for indemnity costs we incurred in the James Jones case.

Working capital (defined as current assets less current liabilities) as of December 31, 2004 was $300,506,000 compared to $308,258,000 as of December 31, 2003. The ratio of current assets to current liabilities was 2.5 to 1 as of December 31, 2004 compared to 2.8 to 1 as of December 31, 2003. Cash and cash equivalents were $65,913,000 as of December 31, 2004 compared to $145,001,000 as of December 31, 2003. This decrease in cash was primarily due to cash paid for acquisitions, increased working capital requirements, increased investment securities and capital expenditures.

We had positive free cash flow of $12,283,000 (defined as net cash provided by continuing operations minus capital expenditures and dividends plus proceeds from sale of assets) during the year ended December 31, 2004 versus positive free cash flow of $27,179,000 in the comparable prior year period. This decrease in 2004 compared to 2003 was primarily due to increased inventories, increased accounts receivable and increased dividends partially offset by increases in accrued expenses. Our net debt to capitalization ratio (defined as short and long term interest-bearing liabilities less cash and cash equivalents as a percentage of the sum of short and long term interest-bearing liabilities less cash and cash equivalents plus total stockholders equity, including minority interest) increased to 19.3% for 2004 from 9.3% for 2003. The increase resulted from a decrease in cash due to acquisitions and other working capital requirements in 2004. In 2003 we had additional cash due to the proceeds from our December 2003 stock offering.

We believe free cash flow to be an appropriate supplemental measure of the operating performance of our Company because it provides investors with a measure of our ability to repay debt and to fund acquisitions. Our computation may not be comparable to other companies that may define free cash flow differently. Free cash flow does not represent cash generated from operating activities in accordance with GAAP. Therefore it should not be considered an alternative to net cash provided by operations as an indication of our performance. Free cash flow should also not be considered an alternative to net cash provided by operations as defined by GAAP.

A reconciliation of free cash flow to net cash provided by continuing operations is provided below:

	Years Ended December 31,
	2004	2003	2002
	(in thousands)
Net cash provided by continuing operations	$40,210	$52,303	$51,425
Less: additions to property, plant, and equipment	(20,999)	(20,030)	(19,593)
Plus: proceeds from the sale of property, plant, and equipment	2,143	1,765	3,194
Less: dividends	(9,071)	(6,859)	(6,490)
Free cash flow	$12,283	$27,179	$28,536

Our net debt to capitalization is not computed in accordance with GAAP. Management believes it to be an appropriate supplemental measure because it helps investors understand our ability to meet our financing needs. Our computation may not be comparable to other companies that may define debt to capitalization differently.

A reconciliation of net debt is provided below:

	December 31,
	2004	2003
	(in thousands)
Current portion of long-term debt	$4,981	$11,689
Plus: long-term debt, net of current portion	180,562	179,061
Less: cash and cash equivalents	(65,913)	(145,001)
Net debt	$119,630	$45,749

A reconciliation of capitalization is provided below:

	December 31,
	2004	2003
	(in thousands)
Net debt	$119,630	$45,749
Total stockholders’ equity	492,788	436,391
Plus: minority interest	7,515	9,767
Capitalization	$619,933	$491,907

We anticipate that available funds from current operations, existing cash, our Revolving Credit Facility and other sources of liquidity will be sufficient to meet current operating requirements and anticipated capital expenditures for at least the next 12 months. However, we may have to consider external sources of financing for any large future acquisitions.

Our long-term contractual obligations as of December 31, 2004 are presented in the following table:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt obligations, including current maturities(a)	$185,543	$4,981	$4,706	$50,354	$125,502
Operating lease obligations	21,208	3,466	5,770	4,319	7,653
Capital lease obligations(a)	1,404	672	671	61	—
Earn-out payout(b)	7,200	7,200	—	—	—
Pension contribution	1,700	1,700	—	—	—
Other(c)	11,271	11,157	114	—	—
Total	$228,326	$29,176	$11,261	$54,734	$133,155

(a)          as recognized in the consolidated balance sheet

(b)         includes $5,650,000 recognized in the consolidated balance sheet

(c)          includes commodity and capital expenditure commitments at December 31, 2004

We maintain letters of credit that guarantee our performance or payment to third parties in accordance with specified terms and conditions. Amounts outstanding were approximately $42,570,000 as of December 31, 2004 and $29,880,000 as of December 31, 2003. Our letters of credit are primarily associated with insurance coverage and to a lesser extent foreign purchases and generally expire within one year of issuance. The increase is primarily associated with insurance coverage. These instruments may exist or expire without being drawn down therefore, they do not necessarily represent future cash flow obligations.

We own a 20% interest in Plumworld.co.uk Ltd, a variable interest entity. Plumbworld is primarily an e-business that sells bathroom and sanitary appliances, as well as, plumbing and heating products, tools and plumbing consumables. Its annualized sales are approximately $11,000,000. We have a nominal investment of approximately $500 in Plumbworld and maintain a loan receivable in the amount of approximately $890,000 with Plumbworld. We continue to account for our investment in Plumbworld using the equity method.

Critical Accounting Policies and Key Estimates

The preparation of our consolidated financial statements in accordance with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported. A critical accounting estimate is an assumption about highly uncertain matters and could have a material effect on the consolidated financial statements if another, also reasonable, amount were used, or, a change in the estimate is reasonably likely from period to period. We base our assumptions on historical experience and on other estimates that we believe are reasonable under the circumstances. Actual results could differ significantly from these estimates. There were no changes in accounting policies or significant changes in accounting estimates during 2004.

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

We uniformly consider current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. We also aggressively monitor the credit-worthiness of our largest customers, and periodically review customer credit limits to reduce risk. If circumstances relating to specific customers change or unanticipated changes occur in the general business environment, our estimates of the recoverability of receivables could be further adjusted.

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

It has been three years since adoption of FAS 142, and for all years our valuations have been greater than the carrying value of our goodwill and intangibles. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such factors as future sales volume, selling price changes, material cost changes, cost savings programs and capital expenditures could significantly affect our valuations. Other changes that may affect our valuations include, but are not limited to product acceptances and regulatory approval. If actual product acceptance differs significantly from the estimates, we may be required to record an impairment charge to write down the assets to their realizable value. A severe decline in market value could result in an unexpected impairment charge to goodwill, which could have a material impact on the results of operations and financial position.

Product liability and workers compensation costs

Because of retention requirements associated with our insurance policies, we are generally self-insured for potential product liability claims and for workers’ compensation costs associated with workplace accidents. For product liability cases in the U.S., management estimates expected settlement costs by utilizing loss reports provided by our third party administrators as well as developing internal historical trend factors based on our specific claims experience. Prior to 2003, we used insurance carrier trend factors to determine our product liability reserves. However, we determined circumstances inherent in those trends were not necessarily indicative of our own circumstances regarding our claims. Management believes the internal trend factors more accurately reflect final expected settlement costs. In other countries, we maintain insurance coverage with relatively high deductible payments, as product liability claims tend to be smaller than those experienced in the U.S. Changes in the nature of claims or the actual settlement amounts could affect the adequacy of this estimate and require changes to the provisions.

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

Competitive pressures in our markets could adversely affect our competitive position, leading to a possible loss of market share or a decrease in prices, either of which could result in decreased revenues and profits. We encounter intense competition in all areas of our business. Additionally, customers for our products are attempting to reduce the number of vendors from which they purchase in order to reduce the size and diversity of their inventories and their transaction costs. To remain competitive, we will need to invest continuously in manufacturing, marketing, customer service and support and our distribution networks. We may not have sufficient resources to continue to make such investments and we may be unable to maintain our competitive position. In addition, we anticipate that we may have to reduce the prices of some of our products to stay competitive, potentially resulting in a reduction in the profit margin for, and inventory valuation of, these products. Some of our competitors are based in foreign countries and have cost structures and prices in foreign currencies. Accordingly, currency fluctuations could cause our U.S. dollar-priced products to be less competitive than our competitors’ products which are priced in other currencies.

Reductions or interruptions in the supply of raw materials and increases in the costs of raw materials could reduce our profit margins and adversely impact our ability to meet our customer delivery commitments.

We require substantial amounts of raw materials, including bronze, brass, cast iron, steel and plastic and substantially all of the raw materials we require are purchased from outside sources. The availability and costs of raw materials may be subject to curtailment or change due to, among other things, new laws or regulations, suppliers’ allocations to other purchasers, interruptions in production by suppliers and changes in exchange rates and worldwide price and demand levels. We are not currently party to any long-term supply agreements. Our inability to obtain adequate supplies of raw materials for our products at favorable costs, or at all, could have a material adverse effect on our business, financial condition or results of operations by decreasing our profit margins and by hindering our ability to deliver products to our customers on a timely basis. The costs of these raw materials are at the highest levels that they have been in many years. We may continue to experience further cost increases of these materials. If we are not able to continue to reduce or eliminate the effect of these cost increases through lowering other costs of production or successfully implementing price increases to our customers, such cost increases from our vendors could have a negative effect on our financial results.

Implementation of our acquisition strategy may not be successful, which could affect our ability to increase our revenues or our profitability.

One of our strategies is to increase our revenues and profitability and expand our markets through acquisitions that will provide us with complementary water-related products and increase market share for our existing product lines. We cannot be certain that we will be able to identify, acquire or profitably manage additional companies or successfully integrate such additional companies without substantial costs, delays or other problems. Also, companies acquired recently and in the future may not achieve revenues, profitability or cash flows that justify our investment in them. We expect to spend significant time and effort in expanding our existing businesses and identifying, completing and integrating acquisitions. We have faced increasing competition for acquisition candidates which have resulted in significant increases in the purchase prices of many acquisition candidates. This competition, and the resulting purchase price increases, may limit the number of acquisition opportunities available to us, possibly leading to a decrease in the rate of growth of our revenues and profitability. In addition, acquisitions may involve a number of special risks, including, but not limited to:

•       adverse short-term effects on our reported operating results;

•       diversion of management’s attention;

•       loss of key personnel at acquired companies; and

•       unanticipated management or operational problems or legal liabilities.

Down economic cycles, particularly reduced levels of residential and non-residential starts and remodeling, could have an adverse effect on our revenues and operating results.

We have experienced and expect to continue to experience fluctuations in revenues and operating results due to economic and business cycles. The businesses of most of our customers, particularly plumbing and heating wholesalers and home improvement retailers, are cyclical. Therefore, the level of our business activity has been cyclical, fluctuating with economic cycles. We also believe our level of business activity is influenced by residential and non-residential starts and renovation and remodeling, which are, in turn, heavily influenced by interest rates, consumer debt levels, changes in disposable income, employment growth and consumer confidence. If these and other factors cause a material reduction in residential and non-residential and remodeling starts, our revenues and profits would decrease and result in a material adverse effect on our financial condition and results of operations.

Economic and other risks associated with international sales and operations could adversely affect our business and future operating results.

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

•       laws of some foreign countries, which may not protect our intellectual property rights to the same extent as the laws of the United States; and

•       unexpected changes in regulatory requirements, which may be costly and require time to implement.

Fluctuations in foreign exchange rates, particularly the euro, could materially affect our reported results.

We are exposed to fluctuations in foreign currencies, as a portion of our sales and certain portions of our costs, assets and liabilities are denominated in currencies other than U.S. dollars. Approximately 38.5% of our sales during the year ended December 31, 2004 were from sales outside of the U.S. compared to 37.4% for the year ended December 31, 2003. For the years ended December 31, 2004, 2003 and 2002, the appreciation of the euro against the U.S. dollar had a positive impact on sales of approximately $20.9 million, $31.1 million and $7.9 million, respectively. Additionally, our Canadian operations require significant amounts of U.S. purchases for their operations. If our share of revenue in non-dollar denominated currencies continues to increase in future periods, exchange rate fluctuations will likely have a greater impact on our results of operations and financial condition. Further, the Chinese government may cease its utilization of a fixed rate of exchange of the Chinese RMB against the U.S. dollar which could adversely affect our current favorable cost structure for goods we source from our joint ventures, our wholly-owned subsidiary in China and our outside vendors.

There are risks in expanding our manufacturing operations in China.

As part of our strategy, we are shifting a portion of our manufacturing operations to China to reduce our production costs and sell product into the Chinese market. This shift will subject a greater portion of our operations to the risks of doing business in China. The increased production levels in China require increased levels of working capital as we are rapidly increasing headcount and manufacturing equipment. If we are unable to quickly train these new employees we may experience product quality issues. The Chinese central and local government authorities have a high degree of control over our business in China than is customary in developed economies and makes the process of obtaining necessary regulatory approval in China inherently unpredictable. In addition, the protection accorded our proprietary technology and know-how under the Chinese legal system is not as strong as in the United States and, as a result, we may lose valuable trade secrets and competitive advantage.

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

In addition, our manufacturing restructuring plan, which we began in 2001, was initiated to reduce our manufacturing costs. As we transition more of our operations overseas, as a result of the manufacturing restructuring plan, we are transferring capacity utilization. If our planned manufacturing plant consolidations in the United States and Europe and our production capability expansion in China are not successful, our results of operations and financial condition could be materially adversely affected.

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

We have incurred, and expect to continue to incur, costs relating to these environmental matters. In addition, new laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new clean up requirements could require us to incur additional costs or become the basis for new or increased liabilities that could be significant. Environmental litigation, enforcement and compliance are inherently uncertain and we may experience significant costs in connection with environmental matters. For more information, see Part I, Item 1, “Business—Product Liability, Environmental, and Other Litigation Matters.”

Third parties may infringe our intellectual property and we may expend resources enforcing our rights or suffer competitive injury.

We rely on a combination of patents, copyrights, trademarks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our proprietary rights. We may be required to spend resources to monitor and police our intellectual property rights. If we fail to successfully enforce our intellectual property rights, our competitive position could suffer, which could harm our operating results. We have been limited from selling products from time-to-time because of existing patents.

We face risks from product liability and other lawsuits, which may adversely affect our business.

We have been and may continue to be subject to various product liability claims or other lawsuits, including, among others that our products include inadequate or improper instructions for use or installation, or inadequate warnings concerning the effects of the failure of our products. In the event that we do not have adequate insurance or contractual indemnification, damages from these claims would have to be paid from our assets and could have a material adverse effect on our results of operations, liquidity and financial condition. In particular, if we settle or conclude litigation in a quarterly or annual reporting period, there could be a material impact on our operating results for that quarter or year. We, like other manufacturers and distributors of products designed to control and regulate fluids, face an inherent risk of exposure to product liability claims and other lawsuits in the event that the use of our products results in personal injury, property damage or business interruption to our customers. Although we maintain strict quality controls and procedures, including the testing of raw materials and safety testing of selected finished products, we cannot be certain that our products will be completely free from defect. In addition, in certain cases, we rely on third-party manufacturers for our products or components of our products. Although we have product liability and general insurance coverage, we cannot be certain that this insurance coverage will continue to be available to us at a reasonable cost, or, if available, will be adequate to cover any such liabilities. For more information, see Part I, Item 1, “Business—Product Liability, Environmental, and Other Litigation Matters.”

The requirements of FAS 142 may result in a write-off of all or a portion of our goodwill, which would negatively impact our operating results and financial condition.

As of December 31, 2004, we had goodwill of $226.2 million, or 24.5% of our total assets and 45.9% of our total stockholders’ equity. If we are required to take an impairment charge to our goodwill in connection with the requirements of FAS 142, our operating results may decrease and our financial condition may be harmed. Under FAS 142, goodwill and identifiable intangible assets that have indefinite useful lives are no longer amortized. In lieu of amortization, we were required to perform an initial impairment review of goodwill and are required to perform annual impairment reviews thereafter. We have concluded that no impairment existed at October 24, 2004, the time of our annual review. We perform our annual test for indications of goodwill impairment in the fourth quarter of our fiscal year or sooner if indicators exist.

The loss of a major customer could have an adverse effect on our results of operations.

Our largest customer, The Home Depot, Inc., accounted for approximately $81.3 million, or 9.9%, of our total net sales for the year ended December 31, 2004, and $74.8 million, or 10.7%, of our total net sales for year ended December 31, 2003. Our customers generally are not obligated to purchase any minimum volume of products from us and are able to terminate their relationships with us at any time. A significant reduction in orders or change in terms from The Home Depot, Inc. could have a material adverse effect on our future results of operations.

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

As of January 31, 2005, Timothy P. Horne, a member of our board of directors, beneficially owned approximately 22.7% of our outstanding shares of Class A Common Stock (assuming conversion of all shares of Class B Common Stock beneficially owned by Mr. Horne into Class A Common Stock) and approximately 99.0% of our outstanding shares of Class B Common Stock, which represents approximately 73.9% of the total outstanding voting power. As long as Mr. Horne controls shares representing at least a majority of the total voting power of our outstanding stock, Mr. Horne will be able to unilaterally determine the outcome of all stockholder votes and other stockholders will not be able to affect the outcome of any stockholder vote.

Conversion and sale of a significant number of shares of our Class B Common Stock  could adversely affect the market price of our Class A Common Stock.

As of January 31, 2005 there were outstanding 25,049,338 shares of our Class A Common Stock and 7,343,880 shares of our Class B Common Stock. Shares of our Class B Common Stock may be converted into Class A Common Stock at any time on a one for one basis. All of the shares of Class A Common Stock are freely transferable without restriction or further registration under the federal securities laws, except for any shares held by our affiliates, sales of which will be limited by Rule 144 under the Securities Act. In addition, under the terms of a registration rights agreement with respect to outstanding shares of our Class B Common Stock, the holders of our Class B Common Stock have rights with respect to the registration of the underlying Class A Common Stock. Under these registration rights, the holders of Class B Common Stock may require, on up to two occasions, that we register their shares for public resale. If we are eligible to use Form S-3 or a similar short-form registration statement, the holders of Class B Common Stock may require that we register their shares for public resale up to two times per year. If we elect to register any shares of Class A Common Stock for any public offering, the holders of Class B Common Stock are entitled to include shares of Class A Common Stock into which such shares of Class B Common Stock may be converted in such registration. However, we may reduce the number of shares proposed to be registered in view of market conditions. We will pay all expenses in connection with any registration, other than underwriting discounts and commissions. If all of the available registered shares are sold into the public market the trading price of our Class A Common Stock could decline.

Our Class A Common Stock has insignificant voting power.

Our Class B Common Stock entitles its holders to ten votes for each share and our Class A Common Stock entitles its holders to one vote per share. As of January 31, 2005, our Class B Common Stock constituted 22.7% of our total outstanding common stock and 74.6% of the total outstanding voting power and thus is able to exercise a controlling influence over our business.

New Accounting Standards

In December 2003, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards Board Statement No. 132 revised 2003, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (FAS 132R). This standard increases the existing disclosure requirements by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. Companies will be required to segregate plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and other informational disclosures. FAS 132(R) also requires companies to disclose various elements of pension and postretirement benefit costs in interim-period financial statements for quarters beginning after December 15, 2003. We adopted the additional interim disclosure provisions of FAS 132(R) effective January 1, 2004.

On May 15, 2003, FASB issued Financial Accounting Standards Board Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (FAS 150). FAS 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, FAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. We adopted the provisions of FAS 150 on July 1, 2003 for existing financial instruments, all of which were entered into prior to June 30, 2003. We concluded that the adoption of FAS 150 did not have a material impact on its consolidated financial statements.

On November 29, 2004, the FASB issued Financial Accounting Standards Board Statement No. 151, “Inventory Costs” (FAS 151). FAS 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for inventory costs. The provisions of this statement are effective beginning after June 15, 2005, although early application is permitted. We do not expect that the impact of this statement will be material to the consolidated financial statements.

On December 16, 2004, the FASB issued its final standard on accounting for share-based payments (SBP), Financial Accounting Standards Board Statement No. 123R (revised 2004), that requires companies to expense the value of employee stock options and similar awards. The statement is effective for public companies for interim and annual periods beginning after June 15, 2005, and applies to all outstanding and unvested SBP awards at a company’s adoption date. The impact of this statement on our results of operations is estimated to be approximately ($0.02) per share.

On December 16, 2004, FASB issued Financial Accounting Standards Board Statement No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (FAS 153). The amendments made by FAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this statement shall be applied prospectively. We do not expect that the impact of this statement will be material to the consolidated financial statements.

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

Our foreign subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials and are denominated in European currencies or the U.S. or Canadian dollar. We use foreign currency forward contracts and options to manage the risk related to intercompany purchases that occur during the course of a year and certain open foreign currency denominated commitments to sell products to third parties. The amounts recorded in other comprehensive income for the change in the fair value of the contracts in our Canadian operations were immaterial for 2004 and 2003.

We have historically had a very low exposure on the cost of our debt to changes in interest rates. Interest rate swaps are used to mitigate the impact of interest rate fluctuations on certain variable rate debt instruments and reduce interest expense on certain fixed rate instruments. Interest rate market risk for our interest rate swap was immaterial for 2004 and 2003. Information about our long-term debt including principal amounts and related interest rates appears in Note 11 of Notes to Consolidated Financial Statements.

We purchase significant amounts of bronze ingot, brass rod, cast iron, steel and plastic, which are utilized in manufacturing our many product lines. Our operating results can be adversely affected by changes in commodity prices if we are unable to pass on related price increases to our customers. We manage this risk by monitoring related market prices, working with our suppliers to achieve the maximum level of stability in their costs and related pricing, seeking alternative supply sources when necessary and passing increases in commodity costs to our customers, to the maximum extent possible, when they occur. Additionally, on a limited basis, we use commodity futures contracts to manage this risk, but we did not use such contracts in 2004 or 2003.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The index to financial statements is included in page 47 of this Report.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A.   CONTROLS AND PROCEDURES.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. The effectiveness of our disclosure controls and procedures is necessarily limited by the staff and other resources available to us and, although we have designed our disclosure controls and procedures to address the geographic diversity of our operations, this diversity inherently may limit the effectiveness of those controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer determined that, as of December 31, 2004, our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. In connection with these rules, we will continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting. We may from time to time make changes in our controls and procedures aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

(i)    pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii)   provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii)  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2004.

The audited consolidated financial statements of the Company include the results of Orion Enterprises, Inc., which the Company acquired on May 21, 2004, TEAM Precision Pipework, Ltd., which the Company acquired on April 16, 2004, and Flowmatic Systems, Inc., which the Company acquired on January 5, 2004, but management’s assessment does not include an assessment of the internal control over financial reporting of these entities. None of these entities is significant (within the meaning of Rule 11-01(b) of Regulation S-X) to the consolidated financial statements of the Company. Additional disclosure about these acquisitions is set out under Part I, Item 1, “Business—Acquisitions.”

The Company’s independent auditors have audited management’s assessment of the Company’s internal control over financial reporting and issued an attestation report. That report appears immediately following this report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Watts Water Technologies, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Watts Water Technologies, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Watts Water Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Watts Water Technologies, Inc.’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Watts Water Technologies, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, Watts Water Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Watts Water Technologies, Inc. acquired Orion Enterprises, Inc., TEAM Precision Pipework, Ltd., and Flowmatic Systems, Inc. during 2004 (collectively the 2004 acquisitions). Management excluded from its assessment of internal control over financial reporting, the 2004 acquisitions representing consolidated total assets of $80 million and consolidated revenues of $33 million included in the consolidated financial statements of Watts Water Technologies, Inc. as of and for the year ended December 31, 2004. Our audit of internal control over financial reporting of Watts Water Technologies, Inc. also excluded an evaluation of the internal control over financial reporting of the 2004 acquisitions.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Watts Water Technologies, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 14, 2005 expressed an unqualified opinion on those consolidated financial statements.

Boston, MA
March 14, 2005

Item 9B.   OTHER INFORMATION.

None.

PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors

The information appearing under the caption “Information as to Nominees for Director” in the Registrant’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 4, 2005 is incorporated herein by reference. With respect to Directors and Executive Officers, the information appearing under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 4, 2005 is incorporated herein by reference.

Audit Committee

The information appearing under the caption “Corporate Governance—Committees of the Board” in the Registrants Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 4, 2005 is incorporated herein by reference.

Executive Officers

Information with respect to the executive officers of the Company is set forth in Item 1 of this Report under the caption “Executive Officers and Directors.”

Code of Ethics

We have adopted a Code of Business Conduct and Ethics applicable to all officers, employees and Board members. The Code of Business Conduct and Ethics is posted on our website, www.wattswater.com. In order to access this portion of our website, click on the “Investors” tab. The Code of Business Conduct and Ethics is located under the “Code of Conduct” caption. Any amendments to, or waivers of, the Code of Business Conduct and Ethics which applies to our chief executive officer, chief financial officer, corporate controllers or any person performing similar functions will be disclosed on our website promptly following the date of such amendment or waiver.

Item 11.   EXECUTIVE COMPENSATION.

The information appearing under the caption “Compensation Arrangements” in the Registrant’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 4, 2005 is incorporated herein by reference.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information appearing under the caption “Principal Stockholders” in the Registrant’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 4, 2005 is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table gives information about the shares of class A common stock that may be issued upon the exercise of options issued under the Company’s 2004 Stock Incentive Plan, 1986 Incentive Stock Option Plan, 1991 Directors’ Non-Qualified Stock Option Plan, 1996 Stock Option Plan, the Management Stock Purchase Plan, and the 2003 Non-Employee Directors’ Stock Option Plan, as of December 31, 2004.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	1,267,041	(1)	$11.38	3,116,645	(2)
Equity compensation plans not approved by security holders	None		None	None
Total	1,267,041	(1)	$11.38	3,116,645	(2)

(1)          Represents 999,720 outstanding options under the 1986 Incentive Stock Option Plan, 1991 Directors’ Non-Qualified Stock Option Plan, 1996 Incentive Stock Option Plan, 2003 Non-Employee Directors’ Stock Option Plan and the 2004 Stock Incentive Plan, and 267,321 outstanding restricted stock units under the Management Stock Purchase Plan.

(2)          Includes 2,746,000 shares available for future issuance under the 2004 Stock Incentive Plan, and 370,645 restricted stock units available for future issuance under the Management Stock Purchase Plan.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information appearing under the caption “Compensation Arrangements—Certain Relationships and Related Transactions” in the Registrant’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 4, 2005 is incorporated herein by reference.

Item 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information appearing under the caption “Ratification of Independent Auditors” in the Registrant’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 4, 2005 is incorporated herein by reference.

PART IV

Item 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) Financial Statements

The following financial statements are included in a separate section of this Report commencing on the page numbers specified below:

(a)(2) Schedules

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2004, 2003 and 2002	89

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are included in the Notes to the Consolidated Financial Statements, or are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)(3) Exhibits

Exhibit No.	Description
2.1	Distribution Agreement dated as of October 1, 1999 between the Registrant and CIRCOR International, Inc. (14)
3.1	Restated Certificate of Incorporation, as amended (1)
3.2	Amended and Restated By-Laws, as amended (1)
9.1	The Amended and Restated George B. Horne Voting Trust Agreement—1997 dated as of September 14, 1999 (15)
10.1*

Supplemental Compensation Agreement effective as of September 1, 1996 between the Registrant and Timothy P. Horne (9), Amendment No. 1, dated July 25, 2000 (16), and Amendment No. 2 dated October 23, 2002 (3)

10.2*	Deferred Compensation Agreement between the Registrant and Timothy P. Horne, as amended (4)
10.3*	Form of Indemnification Agreement between the Registrant and certain directors and officers of the Registrant dated February 10, 2004 (17)
10.4*	1996 Stock Option Plan, dated October 15, 1996 (10), and First Amendment dated February 28, 2003 (3)

10.5*	1986 Incentive Stock Option Plan, as amended (17)
10.6*

Watts Industries, Inc. Retirement Plan for Salaried Employees dated December 30, 1994, as amended and restated effective as of January 1, 1994 (8), Amendment No. 1 (9), Amendment No. 2 (9), Amendment No. 3 (9), Amendment No. 4 dated September 4, 1996 (12), Amendment No. 5 dated January 1, 1998 (15), Amendment No. 6 dated May 3, 1999 (15), and Amendment No. 7 dated June 7, 1999 (15)

10.7*	Watts Industries, Inc. Pension Plan (amended and restated effective as of January 1, 1997) (3) and First Amendment dated October 25, 2002 (3)
10.8	Registration Rights Agreement dated July 25, 1986 (5)
10.9*	Executive Incentive Bonus Plan, as amended and restated (21)
10.10	Amended and Restated Stock Restriction Agreement dated October 30, 1991 (2), and Amendment dated August 26, 1997 (12)
10.11*	Watts Industries, Inc. 1991 Non-Employee Directors’ Nonqualified Stock Option Plan (6), and Amendment No. 1 (9)
10.12*	Watts Industries, Inc. 2003 Non-Employee Directors’ Stock Option Plan (3)
10.13	Letter of Credit issued by Fleet National Bank (as successor to BankBoston, N.A.) for the benefit of Zurich-American Insurance Company dated June 25, 1999, as amended January 22, 2001 (17)
10.14	Form of Stock Restriction Agreement for management stockholders (5)
10.15

Credit Agreement dated as of September 23, 2004 among Watts Water Technologies, Inc. and certain of its subsidiaries, Bank of America, N.A., JP Morgan Chase Bank, Wachovia Bank, National Association, Key Bank National Association, SunTrust Bank and certain other lenders (20)

10.16*	Watts Water Technologies, Inc. Management Stock Purchase Plan, as amended and restated (21)
10.17	Stock Purchase Agreement dated as of June 19, 1996 by and among Mueller Co., Tyco Valves Limited, Watts Investment Company, Tyco International Ltd. and the Registrant (11)
10.18	Relocation Management Agreement between the Registrant and Cendant Mobility Services Corporation dated April 6, 2004 (18)
10.19

Note Purchase Agreement dated as of May 15, 2003 between the Registrant and the Purchasers named in Schedule A thereto relating to the Registrant’s $50,000,000 4.87% Senior Notes, Series A, due May 15, 2010 and $75,000,000 5.47% Senior Notes, Series B, due May 15, 2013 (7)

10.20	Form of 4.87% Senior Note due May 15, 2010 (7)
10.21	Form of 5.47% Senior Note due May 15, 2013 (7)
10.22*	Watts Water Technologies, Inc. 2004 Stock Incentive Plan (17)
10.23*	Non-Employee Director Compensation Arrangements (21)
10.24*	Watts Water Technologies, Inc. Supplemental Employees Retirement Plan as Amended and Restated Effective May 4, 2004 (19)
10.25*	Form of Incentive Stock Option Agreement under the Watts Water Technologies, Inc. 2004 Stock Incentive Plan (20)

10.26*	Form of Non-Qualified Stock Option Agreement under the Watts Water Technologies, Inc. 2004 Stock Incentive Plan (20)
10.27*	Form of Restricted Stock Award Agreement for Employees under the Watts Water Technologies, Inc. 2004 Stock Incentive Plan (20)
10.28	Form of Restricted Stock Award Agreement for Employees under the Watts Water Technologies, Inc. 2004 Stock Incentive Plan (20)
10.29*	Form of Restricted Stock Award Agreement for Non-Employee Directors under the Watts Water Technologies, Inc. 2004 Stock Incentive Plan (20)
11	Statement Regarding Computation of Earnings per Common Share (13)
21	Subsidiaries
23	Consent of KPMG LLP
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

(1)          Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (No. 333-105989) filed with the Securities and Exchange Commission on June 10, 2003.

(2)          Incorporated by reference to the Registrant’s Form 8-K dated November 14, 1991.

(3)          Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

(4)          Incorporated by reference to the Registrant’s Form S-1 (No. 33-6515) dated June 17, 1986.

(5)          Incorporated by reference to the Registrant’s Form S-1 (No. 33-6515) as part of the Second Amendment to such Form S-1 dated August 21, 1986.

(6)          Incorporated by reference to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for year ended June 30, 1992.

(7)          Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for quarter ended June 30, 2003.

(8)          Incorporated by reference to the Registrant’s Annual Report on Form 10-K for year ended June 30, 1995.

(9)          Incorporated by reference to the Registrant’s Annual Report on Form 10-K for year ended June 30, 1996.

(10)   Incorporated by reference to the Registrant’s Form S-8 (No. 333-32685) dated August 1, 1997.

(11)   Incorporated by reference to the Registrant’s Form 8-K dated September 4, 1996.

(12)   Incorporated by reference to the Registrant’s Annual Report on Form 10-K for year ended June 30, 1997.

(13)   Incorporated by reference to notes to Consolidated Financial Statements, Note 2 of this Report.

(14)   Incorporated by reference to exhibit 2.1 to CIRCOR International, Inc. Amendment No. 1 to its registration statement on Form 10 filed on September 22, 1999. (File No. 000-26961).

(15)   Incorporated by reference to the Registrant’s Annual Report on Form 10-K for year ended June 30, 1999.

(16)   Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for quarter ended September 30, 2000.

(17)   Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

(18)   Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2004.

(19)   Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2004.

(20)   Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2004.

(21)   Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 8, 2005.

*                    Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATTS WATER TECHNOLOGIES, INC.
	By:	/s/ PATRICK S. O’KEEFE
Patrick S. O’Keefe
Chief Executive Officer President and Director
DATED: March 14, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ PATRICK S. O’KEEFE	Chief Executive Officer	March 14, 2005
Patrick S. O’Keefe	President and Director
/s/ WILLIAM C. MCCARTNEY	Chief Financial Officer and Treasurer	March 14, 2005
William C. McCartney	(Principal Financial and Accounting Officer), Secretary
/s/ TIMOTHY P. HORNE	Director	March 14, 2005
Timothy P. Horne
/s/ RALPH E. JACKSON, JR.	Director	March 14, 2005
Ralph E. Jackson, Jr.
/s/ KENNETH J. MCAVOY	Director	March 14, 2005
Kenneth J. McAvoy
/s/ JOHN K. MCGILLICUDDY	Director	March 14, 2005
John K. McGillicuddy
/s/ GORDON W. MORAN	Chairman of the Board	March 14, 2005
Gordon W. Moran
/s/ DANIEL J. MURPHY, III	Director	March 14, 2005
Daniel J. Murphy, III

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Watts Water Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Watts Water Technologies, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Watts Water Technologies, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets based on the adoption of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Watts Water Technologies, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2004, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

Boston, Massachusetts
March 14, 2005

Watts Water Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(Amounts in thousands, except per share information)

	Years Ended December 31,
	2004	2003	2002
Net sales	$824,558	$701,859	$615,526
Cost of goods sold	533,997	461,994	406,806
GROSS PROFIT	290,561	239,865	208,720
Selling, general and administrative expenses	206,866	169,438	150,553
Restructuring and other charges	95	426	638
OPERATING INCOME	83,600	70,001	57,529
Other (income) expense:
Interest income	(1,135)	(1,043)	(992)
Interest expense	10,564	12,108	8,692
Minority interest	1,203	(554)	(117)
Other	296	748	(272)
	10,928	11,259	7,311
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	72,672	58,742	50,218
Provision for income taxes	23,934	22,323	17,596
INCOME FROM CONTINUING OPERATIONS	48,738	36,419	32,622
Loss from discontinued operations, net of taxes of $1,156 in 2004 and $1,914 in 2003	(1,918)	(3,057)	—
NET INCOME	$46,820	$33,362	$32,622
Basic EPS
Income (loss) per share:
Continuing operations	$1.51	$1.33	$1.22
Discontinued operations	(0.06)	(0.11)	—
NET INCOME	$1.45	$1.22	$1.22
Weighted average number of shares	32,276	27,455	26,718
Diluted EPS
Income (loss) per share:
Continuing operations	$1.49	$1.32	$1.21
Discontinued operations	(0.06)	(0.11)	—
NET INCOME	$1.43	$1.21	$1.21
Weighted average number of shares	32,719	27,692	27,056
Dividends per share	$0.28	$0.25	$0.24

The accompanying notes are an integral part of these consolidated financial statements.

Watts Water Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except share information)

	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$65,913	$145,001
Investment securities	26,600	4,000
Trade accounts receivable, less allowance for doubtful accounts of $7,551 in 2004 and $7,772 in 2003	150,073	135,170
Inventories, net	203,044	154,121
Prepaid expenses and other assets	14,359	10,355
Deferred income taxes	27,463	23,889
Assets of discontinued operations	10,227	10,358
Total Current Assets	497,679	482,894
PROPERTY, PLANT AND EQUIPMENT, NET	150,689	145,566
OTHER ASSETS:
Goodwill	226,178	184,901
Other	49,702	27,557
TOTAL ASSETS	$924,248	$840,918
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$73,606	$73,607
Accrued expenses and other liabilities	64,604	54,843
Accrued compensation and benefits	29,679	18,466
Current portion of long-term debt	4,981	11,689
Liabilities of discontinued operations	24,303	16,031
Total Current Liabilities	197,173	174,636
LONG-TERM DEBT, NET OF CURRENT PORTION	180,562	179,061
DEFERRED INCOME TAXES	19,578	15,978
OTHER NONCURRENT LIABILITIES	26,632	25,085
MINORITY INTEREST	7,515	9,767
STOCKHOLDERS’ EQUITY:
Preferred Stock, $.10 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Class A Common Stock, $.10 par value; 80,000,000 shares authorized; 1 vote per share; issued and outstanding, 25,049,338 shares in 2004 and 24,459,121 shares in 2003	2,505	2,446
Class B Common Stock, $.10 par value; 25,000,000 shares authorized; 10 votes per share; issued and outstanding, 7,343,880 shares in 2004 and 7,605,224 shares in 2003	734	761
Additional paid-in capital	140,172	132,983
Retained earnings	324,145	286,396
Deferred compensation	(1,386)	—
Accumulated other comprehensive income	26,618	13,805
Total Stockholders’ Equity	492,788	436,391
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$924,248	$840,918

The accompanying notes are an integral part of these consolidated financial statements.

Watts Water Technologies, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(Amounts in thousands, except share information)

	Class A Common Stock		Class B Common Stock		Additional Paid-In	Retained	Deferred	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Compensation	Income (loss)	Equity
Balance at December 31, 2001	17,776,509	$1,778	8,735,224	$874	$37,182	$233,761	$—	$(24,281)	$249,314
Comprehensive income:
Net income						32,622			32,622
Cumulative translation adjustment and other								16,475	16,475
Pension plan additional minimum liability, net of tax of $2,444								(3,988)	(3,988)
Comprehensive income									45,109
Shares of Class B Common Stock converted to Class A Common Stock	550,000	55	(550,000)	(55)
Shares of Class A Common Stock issued upon the exercise of stock options	501,646	50			6,297				6,347
Tax benefit for stock options exercised					855				855
Net change in restricted stock units	35,327	3			798				801
Common Stock dividends						(6,490)			(6,490)
Balance at December 31, 2002	18,863,482	$1,886	8,185,224	$819	$45,132	$259,893	$—	$(11,794)	$295,936
Comprehensive income:
Net income						33,362			33,362
Cumulative translation adjustment and other								27,440	27,440
Pension plan additional minimum liability, net of tax of $1,205								(1,841)	(1,841)
Comprehensive income									58,961
Shares of Class B Common Stock converted to Class A Common Stock	580,000	58	(580,000)	(58)
Shares of Class A Common Stock issued upon the exercise of stock options	301,011	30			4,029				4,059
Tax benefit for stock options exercised					423				423
Net change in restricted stock units	114,628	12			1,333				1,345
Shares of Class A Common Stock issued in Stock Offering net of offering costs of $4,874	4,600,000	460			82,066				82,526
Common Stock dividends						(6,859)			(6,859)
Balance at December 31, 2003	24,459,121	$2,446	7,605,224	$761	$132,983	$286,396	$—	$13,805	$436,391
Comprehensive income:
Net income						46.820			46,820
Cumulative translation adjustment and other								12,833	12,833
Pension plan additional minimum liability, net of tax of ($54)								(20)	(20)
Comprehensive income									59,633
Shares of Class B Common Stock converted to Class A Common Stock	261,344	27	(261,344)	(27)
Shares of Class A Common Stock issued upon the exercise of stock options	258,247	25			3,794				3,819
Tax benefit for stock options exercised					969				969
Issuance of shares of restricted Class A Common Stock	32,133	3			802		(805)		—
Amortization of deferred compensation							157		157
Net change in restricted stock units	38,493	4			1,624		(738)		890
Common Stock dividends						(9,071)			(9,071)
Balance at December 31, 2004	25,049,338	$2,505	7,343,880	$734	$140,172	$324,145	$(1,386)	$26,618	$492,788

The accompanying notes are an integral part of these consolidated financial statements.

Watts Water Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Years Ended December 31,
	2004	2003	2002
OPERATING ACTIVITIES
Income from continuing operations	$48,738	$36,419	$32,622
Adjustments to reconcile net income from continuing operations to net cash provided by continuing operating activities:
Depreciation	26,290	20,502	21,817
Amortization	1,761	763	477
Other	707	1,065	(235)
Deferred income taxes (benefit)	(5,735)	(75)	1,884
Changes in operating assets and liabilities, net of effects from business acquisitions and divestures:
Accounts receivable	(5,745)	1,858	(13,762)
Inventories	(34,172)	(7,176)	(2,764)
Prepaid expenses and other assets	(2,179)	(1,289)	(3,405)
Accounts payable, accrued expenses and other liabilities	10,545	236	14,791
Net cash provided by continuing operations	40,210	52,303	51,425
INVESTING ACTIVITIES
Additions to property, plant and equipment	(20,999)	(20,030)	(19,593)
Proceeds from the sale of property, plant and equipment	2,143	1,765	3,194
Investments in securities	(25,000)	(4,000)	—
Proceeds from sale of securities	2,400	—	—
Increase in other assets	(1,470)	(191)	(1,189)
Business acquisitions, net of cash acquired	(68,453)	(15,291)	(26,233)
Net cash used in investing activities	(111,379)	(37,747)	(43,821)
FINANCING ACTIVITIES
Proceeds from long-term debt	92,480	219,736	122,917
Payments of long-term debt	(104,693)	(177,916)	(137,513)
Proceeds from exercise of stock options	4,868	5,404	7,148
Tax benefit of stock options exercised	969	423	855
Debt issue costs	(1,079)	(1,235)	—
Proceeds from stock offering, net	—	82,526	—
Dividends	(9,071)	(6,859)	(6,490)
Net cash provided by (used in) financing activities	(16,526)	122,079	(13,083)
Effect of exchange rate changes on cash and cash equivalents	2,054	3,856	2,281
Net cash provided by (used in) discontinued operations	6,553	(6,463)	2,174
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(79,088)	134,028	(1,024)
Cash and cash equivalents at beginning of year	145,001	10,973	11,997
CASH AND CASH EQUIVALENTS AT END OF YEAR	$65,913	$145,001	$10,973
NON CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of businesses
Fair value of assets acquired	$80,126	$21,217	$66,176
Cash paid, net of cash acquired	68,453	15,291	26,233
Liabilities assumed	$11,673	$5,926	$39,943
CASH PAID FOR:
Interest	$9,815	$13,499	$10,084
Taxes	$33,000	$17,700	$16,400

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

On October 15, 2003, the Company changed its name from Watts Industries, Inc. to Watts Water Technologies, Inc. to more accurately reflect its strategic focus on providing solutions to its customers’ water based needs.

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

Investment Securities

Investment securities at December 31, 2004 and 2003 consist of auction rate certificates whose underlying investments are in AAA rated municipal bonds. The certificates are bought and sold at auction with reset dates of up to 35 days. The certificates are traded at par value, which approximates market value at December 31, 2004 and 2003. The Company classifies its debt securities as available for sale.

Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis.

A decline in the market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end, and forecasted performance of the investee.

Premiums and discounts are amortized or accreted over the life of the related available-for-sale security as an adjustment to yield using the effective-interest method. Dividend and interest income are recognized when earned.

Allowance for Doubtful Accounts

Allowance for doubtful accounts includes reserves for bad debts and sales returns and allowances. The Company analyzes the aging of accounts receivable, individual accounts receivable, historical bad debts,

Watts Water Technologies, Inc. and Subsidiaries
 Notes to Consolidated Financial Statements (Continued)

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

Concentration of Credit

The Company sells products to a diversified customer base and, therefore, has no significant concentrations of credit risk, except that approximately 9.9%, 10.7% and 10.2% of the Company’s total sales in 2004, 2003 and 2002, respectively, are to one company. These sales are transacted within the North American geographic segment.

Inventories

Inventories are stated at the lower of cost (primarily first-in, first-out method) or market. Market value is determined by replacement cost or net realizable value. Historical experience is used as the basis for determining the reserve for excess or obsolete inventories.

Goodwill and Other Intangible Assets

Goodwill is recorded when the consideration paid for acquisitions exceeds the fair value of net tangible and intangible assets acquired. Goodwill and other intangible assets with indefinite useful lives are not amortized, but rather are tested annually for impairment. The test was performed as of October 24, 2004.

Impairment of Goodwill and Long-Lived Assets

Goodwill and intangible assets with indefinite lives are tested annually for impairment in accordance with the provisions of FAS 142. The Company’s impairment review is based on a discounted cash flow approach at the reporting unit level that requires management judgment with respect to revenue and expense growth rates, changes in working capital and the selection and use of an appropriate discount rate. The Company uses its judgment in assessing whether assets may have become impaired between annual impairment tests. Indicators such as unexpected adverse business conditions, economic factors, unanticipated technological change or competitive activities, loss of key personnel and acts by governments and courts, may signal that an asset has become impaired.

Intangible assets with estimable lives and other long-lived assets are reviewed for impairment whenever events of changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with Financial Accounting Standards Board Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144). Recoverability of intangible assets with estimable lives and other long-lived assets is measured by a comparison of the carrying amount of an asset or asset group to future net undiscounted pretax cash flows expected to be generated by the asset or asset group. If these comparisons indicate that an asset is not recoverable, the impairment loss recognized is the amount by which the carrying amount of the asset or asset group exceeds the related estimated fair value. Estimated fair value is based on either discounted future pretax operating cash flows or appraised values, depending on the nature of the asset. The Company determines the discount rate for this analysis based on the expected internal rate of return for the related business and

Watts Water Technologies, Inc. and Subsidiaries
 Notes to Consolidated Financial Statements (Continued)

does not allocate interest charges to the asset or asset group being measured. Judgment is required to estimate discounted future operating cash flows.

The changes in the carrying amount of goodwill are as follows:

	North America	Europe	China	Total
	(in thousands)
Carrying amount at December 31, 2002	$ 99,790	$ 60,364	$ 3,072	$ 163,226
Goodwill acquired during the period	—	8,451	—	8,451
Adjustments to goodwill during the period	78	(208)	—	(130)
Effect of change in exchange rates used for translation	149	13,205	—	13,354
Carrying amount at December 31, 2003	$ 100,017	$ 81,812	$ 3,072	$ 184,901
Goodwill acquired during the period	23,309	9,546	1,450	34,305
Adjustments to goodwill during the period	153	—	—	153
Effect of change in exchange rates used for translation	60	6,759	—	6,819
Carrying amount at December 31, 2004	$ 123,539	$ 98,117	$ 4,522	$ 226,178

Other intangible assets include the following and are presented in “Other Assets: “Other”, in the Consolidated Balance Sheets:

	December 31,
	2004		2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Patents	$ 8,913	$ (4,288)	$ 8,449	$ (3,862)
Other	17,051	(2,634)	3,377	(1,245)
Total amortizable intangibles	25,964	(6,922)	11,826	(5,107)
Intangible assets not subject to amortization	19,775	—	10,029	—
Total	$ 45,739	$ (6,922)	$ 21,855	$ (5,107)

Aggregate amortization expense for amortized other intangible assets for the year ended December 31, 2004, 2003 and 2002 was $1,761,000, $763,000 and $477,000, respectively. Additionally, future amortization expense on other intangible assets approximates $2,060,000 for 2005, $2,014,000 for 2006, $1,490,000 for 2007, $1,304,000 for 2008 and $1,272,000 for 2009. Amortization expense is provided on a straight-line bases over the estimated useful lives of the intangible assets, which range from 3 to 50 years.

Intangible assets not subject to amortization primarily include trademarks and unpatented technology.

Watts Water Technologies, Inc. and Subsidiaries
 Notes to Consolidated Financial Statements (Continued)

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

Foreign Currency Translation

The financial statements of subsidiaries located outside the United States generally are measured using the local currency as the functional currency. Balance sheet accounts, including goodwill, of foreign subsidiaries are translated into United States dollars at year-end exchange rates. Income and expense items are translated at weighted average exchange rates for each period. Net translation gains or losses are included in other comprehensive income, a separate component of stockholders’ equity. The Company does not provide for U.S. income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings of foreign subsidiaries. Gains and losses from foreign currency transactions of these subsidiaries are included in net earnings.

Watts Water Technologies, Inc. and Subsidiaries
 Notes to Consolidated Financial Statements (Continued)

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

	Years Ended December 31,
	2004	2003	2002
	(in thousands)
Net income, as reported	$ 46,820	$ 33,362	$ 32,622
Add: Stock-based employee compensation expense from the Management Stock Purchase Plan included in reported net income, net of tax	384	202	164
Deduct: Stock-based employee expense determined under the fair value method, net of tax:
Restricted stock units (Management Stock Purchase Plan)	(381)	(271)	(220)
Employee stock options	(670)	(575)	(573)
Proforma net income	$ 46,153	$ 32,718	$ 31,993
Earnings per share:
Basic—as reported	$ 1.45	$ 1.22	$ 1.22
Basic—proforma	1.43	1.19	1.20
Dilutive—as reported	1.43	1.21	1.21
Dilutive—proforma	$ 1.42	$ 1.18	$ 1.19

Net Income Per Common Share

Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding. The calculation of diluted earnings per share assumes the conversion of all dilutive securities (see Note 13).

Watts Water Technologies, Inc. and Subsidiaries
 Notes to Consolidated Financial Statements (Continued)

Net income and number of shares used to compute net earnings per share, basic and assuming full dilution, are reconciled below:

	Years Ended December 31,
	2004			2003			2002
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(Amounts in thousands, except per share information)
Basic EPS	$ 46,820	32,276	$ 1.45	$ 33,362	27,455	$ 1.22	$ 32,622	26,718	$ 1.22
Dilutive securities principally common stock options	—	443	0.02	—	237	0.01	—	338	0.01
Diluted EPS	$ 46,820	32,719	$ 1.43	$ 33,362	27,692	$ 1.21	$ 32,622	27,056	$ 1.21

Derivative Financial Instruments

In the normal course of business, the Company manages risks associated with commodity prices, foreign exchange rates and interest rates through a variety of strategies, including the use of hedging transactions, executed in accordance with the Company’s policies. The Company’s hedging transactions include, but are not limited to, the use of various derivative financial and commodity instruments. As a matter of policy, the Company does not use derivative instruments unless there is an underlying exposure. Any change in the value of our derivative instruments would be substantially offset by an opposite change in the value of the underlying hedged items. The Company does not use derivative instruments for trading or speculative purposes.

Using qualifying criteria defined in Financial Accounting Standards Board Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” (FAS 133), derivative instruments are designated and accounted for as either a hedge of a recognized asset or liability (fair value hedge) or a hedge of a forecasted transaction (cash flow hedge). For a fair value hedge, both the effective and ineffective portions of the change in fair value of the derivative instrument, along with an adjustment to the carrying amount of the hedged item for fair value changes attributable to the hedged risk, are recognized in earnings. For a cash flow hedge, changes in the fair value of the derivative instrument that are highly effective are deferred in accumulated other comprehensive income or loss until the underlying hedged item is recognized in earnings.

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

Certain forecasted transactions, primarily intercompany sales between the United States and Canada, and assets are exposed to foreign currency risk. The Company monitors its foreign currency exposures on an ongoing basis to maximize the overall effectiveness of its foreign currency hedge positions. During 2004

Watts Water Technologies, Inc. and Subsidiaries
 Notes to Consolidated Financial Statements (Continued)

and 2003, the Company used foreign currency forward contracts as a means of hedging exposure to foreign currency risks. The Company’s foreign currency forwards have been designated and qualify as cash flow hedges under the criteria of FAS 133. FAS 133 requires that changes in fair value of derivatives that qualify as cash flow hedges be recognized in other comprehensive income while the ineffective portion of the derivative’s change in fair value be recognized immediately in earnings.

Portions of the Company’s outstanding debt are exposed to interest rate risks. The Company monitors its interest rate exposures on an ongoing basis to maximize the overall effectiveness of its interest rates. During 2004 and 2003, the Company used an interest rate swap as a means of hedging exposure to interest rate risks. The Company’s swap was designated and qualified as a cash flow hedge under the criteria of FAS 133. FAS 133 requires that changes in fair value of derivatives that qualify as cash flow hedges be recognized in other comprehensive income while the ineffective portion of the derivative’s change in fair value be recognized immediately in earnings.

Shipping and Handling

Shipping and handling costs included in selling, general and administrative expense amounted to $25,110,000, $22,111,000 and $20,900,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Research and Development

Research and development costs included in selling, general, and administrative expense amounted to $9,942,000, $9,178,000 and $9,132,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Revenue Recognition

The Company recognizes revenue when all of the following criteria have been met: the Company has entered into a binding agreement, the product has been shipped and title passes, the sales price to the customer is fixed or is determinable, and collectability is reasonably assured. Provisions for estimated returns and allowances are made at the time of sale, and are recorded as a reduction of sales and included in the allowance for doubtful accounts in the Consolidated Balance Sheets. The Company records provisions for sales incentives (primarily volume rebates), as an adjustment to net sales in accordance with the Financial Accounting Standards Board’s Emerging Issues Task Force (EITF) Issue 00-14, “Accounting for Certain Sales Incentives”(EITF 00-14) and EITF Issue No 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products”.

Basis of Presentation

Certain amounts in years 2003 and 2002 have been reclassified to permit comparison with the 2004 presentation.

Watts Water Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

On May 15, 2003, the FASB issued Financial Accounting Standards Board Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (FAS150). FAS 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, FAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of FAS 150 on July 1, 2003 for existing financial instruments, all of which were entered into prior to June 30, 2003. The Company concluded that the adoption of FAS 150 did not have a material impact on its consolidated financial statements.

On November 29, 2004, the FASB issued Financial Accounting Standards Board Statement No. 151, “Inventory Costs” (FAS 151). FAS 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for inventory costs. The provisions of this statement are effective beginning after June 15, 2005, although early application is permitted. The Company does not expect that the impact of this statement will be material to the consolidated financial statements.

On December 16, 2004, the FASB issued its final standard on accounting for share-based payments (SBP), Financial Accounting Standards Board Statement No. 123R (revised 2004), that requires companies to expense the value of employee stock options and similar awards. The statement is effective for public companies for interim and annual periods beginning after June 15, 2005, and applies to all outstanding and unvested SBP awards at a company’s adoption date. The impact of this statement on the Company’s results of operations is expected to be approximately ($0.02) per share.

On December 16, 2004, FASB issued Financial Accounting Standards Board Statement No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (FAS 153). The amendments made by FAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the

Watts Water Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this statement shall be applied prospectively. The Company does not expect the impact of this statement will be material to the consolidated financial statements.

(3)   Discontinued Operations

In September 1996, the Company divested its Municipal Water Group businesses, which included Henry Pratt, James Jones Company and Edward Barber and Company Ltd. Costs and expenses related to the Municipal Water Group for 2004 and 2003 relate to legal and settlement costs associated with the James Jones Litigation (see Note 15).

The Company also recorded an expense for payments to be made to the selling shareholders of the James Jones Company pursuant to the Company’s original purchase agreement. For the year ended December 31, 2004 and 2003, the Company recorded a net of tax charge of $72,000 and $446,000, respectively.

In the fourth quarter of 2004 the Company planned to divest its interest in its minority owned subsidiary Jameco International, LLC (LLC) that had been previously consolidated as a result of Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities-Revised” (FIN 46R). The LLC was recorded in the North American segment. Management determined that the LLC did not have a long-term strategic fit with the Company and decided to divest its interest. As a result the Company recorded an impairment charge net of tax of $739,000 to write down its investment to estimated fair value of $250,000. The Company plans to divest its interest in the LLC in the first half of 2005. Additionally, for the years ended December 31, 2004 and 2003, the Company recorded a net loss of $54,000 and net income of $54,000, respectively, from the operations of the LLC. The LLC imports and sells vitreous china, imported faucets and faucet parts and imported bathroom accessories to the North American home improvement retail market.

Condensed operating statements and balance sheets for discontinued operations are summarized below:

	Years Ended December 31,
	2004	2003	2002
	(in thousands)
Net sales—Jameco International, LLC	$20,187	$3,792	$—
Costs and expenses
Jameco International, LLC	(20,231)	(3,705)	—
Municipal Water Group	(1,828)	(5,058)	—
Loss on disposal of Jameco International, LLC	(1,202)	—	—
Loss before income taxes	(3,074)	(4,971)	—
Income tax benefit	1,156	1,914	—
Loss from discontinued operations, net of taxes	$(1,918)	$(3,057)	$—

Watts Water Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

	December 31,
	2004	2003
	(in thousands)
Prepaid expenses and other assets	$2,561	$7,110
Deferred income taxes	7,666	3,248
Assets of discontinued operations	$10,227	$10,358
Accrued expenses and other liabilities	24,303	16,031
Liabilities of discontinued operations	$24,303	$16,031

The assets and liabilities for 2004 primarily relate to the reserves the James Jones Litigation. The 2003 amounts include the operating assets and liabilities of the LLC, as well as the reserves for the James Jones Litigation.

(4)   Restructuring and Other Charges

The Company continues to implement a plan to consolidate several of its manufacturing plants both in North America and Europe. At the same time it is expanding its manufacturing capacity in China and other low cost areas of the world. For the year ended December 31, 2004, the Company recorded an expense of approximately $2,968,000 compared to other costs of $1,655,000, net of recoveries, for the year ended December 31, 2003. The expenses incurred for 2004 were primarily for accelerated depreciation for both the planned closure of a U.S. manufacturing plant and a reduction in the estimated useful lives of certain manufacturing equipment and for severance costs. The expenses, net of recoveries, incurred for 2003, consist primarily of accelerated depreciation, asset write-downs and severance costs. The severance costs are for 48 employees in manufacturing and administration groups. The Company completed its severance payments during the first quarter of 2004. The expenses incurred for 2002 consist primarily of accelerated depreciation, asset write-downs and severance costs.

Asset write-downs consist primarily of write-offs of inventory related to product lines that the Company has discontinued as part of this restructuring plan and are primarily recorded in cost of goods sold. Accelerated depreciation is based on shorter remaining estimated useful lives of certain fixed assets and is primarily recorded in cost of goods sold. Other costs consist primarily of removal and shipping costs associated with relocation of manufacturing equipment and have been primarily recorded in cost of goods sold and have been expensed as incurred. Severance costs are recorded in restructuring and other charges.

Watts Water Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Details of the Company’s manufacturing restructuring plan through December 31, 2004 are as follows:

	Restructuring	Asset Write-downs	Other Costs	Total
	(in thousands)
Balance as of December 31, 2001	$762	$—	$—	$762
Provisions during 2002	638	2,491	960	4,089
Utilized during 2002	(981)	(2,491)	(960)	(4,432)
Balance as of December 31, 2002	419	—	—	419
Provisions during 2003	426	479	750	1,655
Utilized during 2003	(804)	(479)	(750)	(2,033)
Balance as of December 31, 2003	41	—	—	41
Provisions during 2004	95	2,873	—	2,968
Utilized during 2004	(136)	(2,873)	—	(3,009)
Balance as of December 31, 2004	$—	$—	$—	$—

(5)   Business Acquisitions

On September 28, 2004 a wholly-owned subsidiary of the Company completed the planned increase of its ownership in Watts Stern Rubinetti, S.r.l (Stern) from 51% to 85%. The price paid for this additional 34% was approximately $800,000. The Company has a call option to acquire the remaining 15% from the minority shareholders for approximately $400,000. The option became exercisable on January 1, 2005. The Company anticipates exercising this option in the second quarter of 2005.

On May 21, 2004, a wholly-owned subsidiary of the Company acquired 100% of the outstanding stock of McCoy Enterprises, Inc., which was subsequently renamed Orion Enterprises, Inc. (Orion), located in Kansas City, Kansas, for approximately $27,900,000 in cash. Orion distributes its products under the brand names of Orion, Flo Safe and Laboratory Enterprises. The Company contracted for a third-party valuation to allocate the purchase price consistent with the guidelines of FAS 141. The allocation to goodwill was approximately $18,100,000 and approximately $4,300,000 was allocated to intangible assets. The amount recorded as intangibles assets was primarily for trademarks that have indefinite lives. Orion’s product lines include a complete line of acid resistant waste disposal products, double containment piping systems, as well as a line of high purity pipes, fittings and faucets.

On April 16, 2004, a wholly-owned subsidiary of the Company acquired 90% of the stock of TEAM Precision Pipework, Ltd. (TEAM), located in Ammanford, West Wales, United Kingdom for approximately $17,200,000 in cash subject to final adjustments, if any, as stipulated in the purchase and sale agreement. The Company contracted for a third-party valuation to allocate the purchase price consistent with the guidelines of FAS 141. The allocation to goodwill was approximately $9,500,000 and approximately $9,500,000 was allocated to intangible assets. The amount recorded as intangible assets was primarily for the valuation of its customer base that is estimated to have a 12- year life. TEAM custom designs and manufactures manipulated pipe and hose tubing assemblies, which are utilized in the heating ventilation and air conditioning markets. TEAM is a supplier to major original equipment manufacturers of air conditioning systems and several of the major European automotive air conditioning manufacturers.

On March 29, 2004, a wholly-owned subsidiary of the Company acquired the 40% equity interest in Taizhou Shida Plumbing Manufacturing Co., Ltd. (Shida), that had been held by the Company’s former joint venture partner for approximately $3,000,000 in cash and the payment of $3,500,000 in cash in

Watts Water Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

connection with a know-how transfer and non-compete agreement. As of December 31, 2004 the Company had paid $5,750,000 in cash. The Company now owns 100% of Shida. Prior to the acquisition the joint venture declared a dividend of $1,250,000 and based on the 40% ownership, a $500,000 cash dividend was paid to its joint venture partner. The Company contracted for a third-party valuation to allocate the purchase price consistent with the guidelines of FAS 141. The preliminary allocation to goodwill was $1,450,000 and $2,050,000 was allocated to intangible assets. The amount recorded as intangible assets was primarily for the non-compete agreement that has a 3-year life. The Company had made prior investments in 2003 and 2002 totaling $8,000,000 in cash for its initial 60% interest. Shida is a manufacturer of a variety of plumbing products sold both into the Chinese domestic market and export markets.

On January 5, 2004, a wholly-owned subsidiary of the Company acquired substantially all of the assets of Flowmatic Systems, Inc. (Flowmatic), located in Dunnellon, Florida, for approximately $16,800,000 in cash. The Company contracted for a third-party valuation to allocate the purchase price consistent with the guidelines of FAS 141. The allocation to goodwill was approximately $5,300,000 and approximately $5,600,000 was allocated to intangible assets. The amount recorded as intangible assets was primarily for trademarks that have indefinite lives. Flowmatic designs and distributes a complete line of high quality reverse osmosis components and filtration equipment. Their product line includes stainless steel and plastic housings, filter cartridges, storage tanks, control valves, as well as complete reverse osmosis systems for residential and commercial applications.

On July 30, 2003, a wholly-owned subsidiary of the Company acquired Giuliani Anello S.r.l. (Anello) located in Cento Bologna, Italy for approximately $10,600,000 in cash net of acquired cash of $1,400,000. Giuliani Anello manufactures and distributes valves and filters utilized in heating applications including strainer filters, solenoid valves, flow stop valves, stainless steel water filter elements and steam cleaning filters.

On April 18, 2003, a wholly-owned subsidiary of the Company acquired Martin Orgee UK Ltd. (Martin Orgee) located in Kidderminster, West Midlands, United Kingdom for approximately $1,600,000 in cash. Martin Orgee distributes a line of plumbing and heating products to the wholesale, commercial and OEM markets in the United Kingdom and Southern Ireland. Martin Orgee also assembles pumping systems for under-floor radiant heat applications.

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

Watts Water Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

On May 9, 2002, a wholly-owned subsidiary of the Company acquired Hunter Innovations, Inc. (Hunter) of Sacramento, California for $25,000,000, of which approximately $10,000,000 was paid in cash at the closing and the balance in interest bearing notes, payable in equal annual installments through 2006. Hunter Innovations was founded in 1995 and has developed a line of large backflow prevention devices that represent a significant advance in technology. The improved product features that are important to the backflow prevention markets include lighter weight, more compact design, better flow characteristics, improved serviceability and multiple end-connection and shutoff valve options. On May 9, 2003, the Company made a scheduled payment of approximately $3,750,000 for the first installment on the interest bearing notes and on May 4, 2004, the Company made a scheduled payment of approximately $3,750,000 for the second installment on the interest bearing notes issued to the Hunter sellers.

Certain current and prior years acquisition agreements contain either an earn-out provision or a put feature on the remaining common stock not yet purchased by the Company. The calculations are typically based on a multiple of future operating earnings as defined in the agreements. The amounts of contingent consideration are not determinable beyond a reasonable doubt and therefore no liabilities have been established.

The acquisitions above have been accounted for utilizing the purchase method of accounting. The pro-forma results, for each respective year, have not been displayed, as the combined results are not significant.

(6)   Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) consist of the following:

	Foreign Currency Translation	Pension Adjustment	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance December 31, 2002	$(7,806)	$(3,988)	$—	$(11,794)
Change in period	27,394	(1,841)	46	25,599
Balance December 31, 2003	19,588	(5,829)	46	13,805
Change in period	12,918	(20)	(85)	12,813
Balance December 31, 2004	$32,506	$(5,849)	$(39)	$26,618

(7)   Inventories

Inventories consist of the following:

	December 31,
	2004	2003
	(in thousands)
Raw materials	$53,942	$41,998
Work in process	28,020	21,870
Finished goods	121,082	90,253
	$203,044	$154,121

Finished goods of $14,549,000 and $13,191,000 as of December 31, 2004 and 2003, respectively, were consigned.

Watts Water Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(8)   Property, Plant and Equipment

Property, plant and equipment consists of the following:

	December 31,
	2004	2003
	(in thousands)
Land	$9,567	$9,354
Buildings and improvements	84,876	75,428
Machinery and equipment	222,274	194,085
Construction in progress	4,938	5,220
	321,655	284,087
Accumulated Depreciation	(170,966)	(138,521)
	$150,689	$145,566

(9)   Income Taxes

The significant components of the Company’s deferred income tax liabilities and assets are as follows:

	December 31,
	2004	2003
	(in thousands)
Deferred income tax liabilities:
Excess tax over book depreciation	$14,101	$16,447
Intangibles	10,458	4,400
Other	4,920	2,598
Total deferred tax liabilities	29,479	23,445
Deferred income tax assets:
Accrued expenses	15,199	13,166
Net operating loss carry-forward	7,145	4,384
Inventory reserves	4,825	4,545
Other	11,033	9,818
Total deferred tax assets	38,202	31,913
Less: valuation allowance	(838)	(557)
Net deferred tax	37,364	31,356
Net deferred tax assets	$7,885	$7,911

The provision for income taxes from continuing operations is based on the following pre-tax income:

	Years Ended December 31,
	2004	2003	2002
	(in thousands)
Domestic	$39,300	$40,370	$37,931
Foreign	33,372	18,372	12,287
	$72,672	$58,742	$50,218

Watts Water Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The provision for income taxes from continuing operations consists of the following:

	Years Ended December 31,
	2004	2003	2002
	(in thousands)
Current tax expense
Federal	$15,428	$12,167	$12,408
Foreign	10,380	6,256	4,241
State	3,318	2,431	2,139
	29,126	20,854	18,788
Deferred tax expense (benefit)
Federal	(4,044)	802	(358)
Foreign	(331)	509	(630)
State	(817)	158	(204)
	(5,192)	1,469	(1,192)
	$23,934	$22,323	$17,596

Actual income taxes reported from continuing operations are different than would have been computed by applying the federal statutory tax rate to income from continuing operations before income taxes. The reasons for this difference are as follows:

	Years Ended December 31,
	2004	2003	2002
	(in thousands)
Computed expected federal income expense	$25,435	$20,560	$17,576
State income taxes, net of federal tax benefit	1,626	1,683	1,257
Foreign tax rate differential	(1,632)	335	(862)
Tax credits	(1,041)	—	—
Other, net	(454)	(255)	(375)
	$23,934	$22,323	$17,596

At December 31, 2004 the Company had net operating loss carryforwards of $19,700,000 for income tax purposes. The net operating losses relate to foreign operations. $18,400,000 of the losses can be carried forward indefinitely and $1,300,000 of the losses expires in 2008. The net operating losses consist of $15,900,000 related to German operations, $2,400,000 to Austrian operations, $100,000 related to the Netherlands operations and $1,300,000 related to Chinese operations. The Company had a valuation allowance of $838,000 and $557,000 as of December 31, 2004 and 2003, respectively, against a portion of the net operating loss carryforwards. $18,400,000 of the net operating losses have indefinite lives, but the Company feels a limited valuation allowance is necessary due to the length of time it would take to earn the amounts needed to consume the net operating losses based on historical earnings of the operations involved. Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $144,200,000 at December 31, 2004, $100,800,000 at December 31, 2003, and $78,100,000 at December 31, 2002. Those earnings are considered to be indefinitely reinvested, and, accordingly, no provision for U.S. federal and state income taxes has been recorded thereon. Upon distribution of those earnings, in the form of dividends or otherwise, the Company will be subject to withholding taxes payable to the various foreign countries. Determination of the amount of U.S. income tax liability that would be incurred is not

Watts Water Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce some portion of any U.S. income tax liability. Withholding taxes of approximately $4,420,000 would be payable upon remittance of all previously unremitted earnings at December 31, 2004.

The Company believes that it is more likely than not that it will be able to recover the deferred tax assets not subject to valuation allowance.

The American Job Creation Act of 2004 (the AJCA) was signed into federal law on October 22, 2004. The AJCA contains a one-time foreign dividend repatriation provision. This provision provides an 85% special deduction with respect to certain qualifying dividends from foreign subsidiaries for a limited period. The Company does not anticipate repatriating any dividends from our foreign affiliates under this provision.

(10) Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	December 31,
	2004	2003
	(in thousands)
Commissions and sales incentives payable	$25,618	$18,869
Accrued insurance	13,751	16,104
Pension liability	4,880	1,501
Other	17,255	15,280
Income taxes payable	3,100	3,089
	$64,604	$54,843

Watts Water Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(11) Financing Arrangements

Long-term debt consists of the following:

	December 31,
	2004	2003
	(in thousands)
4.87% notes due May 2010	$50,000	$50,000
5.47% notes due May 2013	75,000	75,000
$300,000,000 Revolving Credit Facility maturing in September 2009. Eurocurrency rate loans interest accruing at LIBOR plus an applicable percentage (2.8% at December 31, 2004). At December 31, 2004, $49,414,000 was borrowed for euro based borrowings and there were no outstanding U.S. borrowings.	49,414	—
$150,000,000 revolving credit facility that was to expire in February 2005, amended to include a $75 million tranche for euro based borrowing. European loan interest accruing at a variable rate (2.8% at December 31, 2003). At December 31, 2003, $44,089,000 was borrowed for euro based borrowings and there were no outstanding U.S. borrowings.	—	44,089
Hunter Innovations notes with principal payable in three equal annual installments, accruing interest monthly, due May 2006 (annual interest rate of 3.9% and 2.7% at December 31, 2004 and 2003, respectively)	7,500	11,250
Other—which in 2004 consists primarily of European borrowings and 2003 consists primarily of loans held by our Chinese joint ventures (at interest rates ranging from 2.7% to 11.3%)	3,629	10,411
	185,543	190,750
Less Current Maturities	4,981	11,689
	$180,562	$179,061

Principal payments during each of the next five years and thereafter are due as follows (in thousands): 2005—$4,981; 2006—$4,226; 2007—$480; 2008—$367; 2009—$49,987 and thereafter—$125,502.

The Company maintains letters of credit that guarantee its performance or payment to third parties in accordance with specified terms and conditions. Amounts outstanding were approximately $42,570,000 as of December 31, 2004 and $29,880,000 as of December 31, 2003. The Company’s letters of credit are primarily letters of credit associated with insurance coverage and to a lesser extent foreign purchases. The Company’s letters of credit generally expire within one year of issuance and are drawn down against the Revolving Credit Facility. The increase is primarily associated with insurance coverage. These instruments may exist or expire without being drawn down. Therefore, they do not necessarily represent future cash flow obligations.

On September 23, 2004, the Company entered into an unsecured revolving credit facility with a syndicate of banks (the Revolving Credit Facility). The Revolving Credit Facility provides for multi-currency unsecured borrowings and stand-by letters of credit of up to $300,000,000 and expires in September 2009. Borrowings outstanding under the Revolving Credit Facility bear interest at a fluctuating rate per annum for an applicable percentage equal to (i) in the case of Eurocurrency rate loans, the British

Watts Water Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Bankers Association LIBOR rate plus an applicable percentage, of up to 0.875% based on the Company’s current consolidated leverage ratio and debt rating, or (ii) in the case of base rate loans and swing line loans, the higher of (a) the federal funds rate plus 0.5% and (b) the annual rate of interest announced by Bank of America, N.A. as its “prime rate.”  For 2004 the average interest rate for borrowings under the revolving credit facility was approximately 2.8%. The Revolving Credit Facility replaced the unsecured revolving credit facility provided under the Revolving Credit Agreement dated February 28, 2002. The Revolving Credit Facility was used to pay off the debt that existed on the previous credit facility that was to expire in February 2005. The Revolving Credit Facility includes operational and financial covenants customary for facilities of this type, including, among others, restrictions on additional indebtedness, liens and investments and maintenance of certain leverage ratios. As of December 31, 2004, the Company was in compliance with all covenants related to the Revolving Credit Facility. The Company had $218,445,000 of unused and potentially available credit under the Revolving Credit Facility at December 31, 2004.

On May 15, 2003, the Company completed a private placement of $125,000,000 of senior unsecured notes consisting of $50,000,000 principal amount of 4.87% senior notes due 2010 and $75,000,000 principal amount of 5.47% senior notes due 2013. The Company used the net proceeds from the private placement to purchase treasury securities to repay the $75,000,000 principal amount of 8 3/8% Notes due December 2003. Additional net proceeds were used to repay approximately $32,000,000 outstanding under the previous revolving credit facility. The balance of the net proceeds will be used for general corporate purposes. The payment of interest on the senior unsecured notes is due semi-annually on May 15th and November 15th of each year. The senior unsecured notes were issued by Watts Water Technologies, Inc. and are pari passu with the Revolving Credit Facility, which is at the subsidiary level. The senior unsecured notes allow the Company to have (i) debt senior to the new notes in an amount up to $150,000,000 plus 5% of stockholders’ equity and (ii) debt pari passu or junior to the senior unsecured notes to the extent the Company maintains compliance with a 2.00 to 1.00 fixed charge coverage ratio. The notes include a prepayment provision which might require a make-whole payment to the note holders. Such payment is dependent upon the level of the respective treasuries. The notes include other customary terms and conditions, including events of default.

Effective July 1, 2003, the Company entered into an interest rate swap for a notional amount of €25,000,000 outstanding on the prior revolving credit facility. The Company swapped the variable rate from the Revolving Credit Facility which is three month EURIBOR plus 0.7% for a fixed rate of 2.33%. The term of the swap is two years. The Company has designated the swap as a hedging instrument using the cash flow method. The swap hedges the cash flows associated with interest payments on the first €25,000,000 of the Revolving Credit Facility. The Company marks to market the changes in value of the swap through other comprehensive income. Any ineffectiveness has been recorded in income. The fair value of the swap recorded in other comprehensive income as of December 31, 2004 was $39,000.

(12) Common Stock

The Class A Common Stock and Class B Common Stock have equal dividend and liquidation rights. Each share of the Company’s Class A Common Stock is entitled to one vote on all matters submitted to stockholders and each share of Class B Common Stock is entitled to ten votes on all such matters. Shares of Class B Common Stock are convertible into shares of Class A Common Stock, on a one-to-one basis, at the option of the holder. As of December 31, 2004, the Company has reserved a total of 4,383,686 of Class A Common Stock for issuance under its stock-based compensation plans and 7,343,880 shares for conversion of Class B Common Stock to Class A Common Stock.

Watts Water Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(13) Stock-Based Compensation

There are four stock option plans under which key employees and outside directors have been granted currently outstanding incentive stock options (ISOs) and nonqualified stock options (NSOs) to purchase the Company’s Class A Common Stock. Only one plan, the 2004 Stock Incentive Plan, is currently available for the grant of new options. The options had become exercisable over a five-year period at the rate of 20% per year and expire ten years after the date of grant. Under the 2004 Stock Incentive Plan options become exercisable over a four year period at the rate of 25% per year and expire ten years after the grant date. ISOs and NSOs granted under the plans have exercise prices of not less than 100% and 50% of the fair market value of the common stock on the date of grant, respectively. At December 31, 2004, 4,383,686 shares of Class A Common Stock were authorized for future grants of options under the Company’s stock option plans.

The following is a summary of stock option activity and related information:

	Years Ended December 31,
	2004		2003		2002
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
	(Options in thousands)
Outstanding at beginning of year	1,015	$14.90	1,455	$14.29	1,757	$13.31
Granted	254	25.02	248	16.70	273	15.50
Cancelled	(11)	16.10	(387)	13.35	(73)	11.75
Exercised	(258)	14.24	(301)	14.98	(502)	11.88
Outstanding at end of year	1,000	$17.82	1,015	$14.90	1,455	$14.29
Exercisable at end of year	392	$14.29	504	$13.92	858	$14.11

The following table summarizes information about options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(Options in thousands)
$10.58	53	5.0	$10.58	53	$10.58
$11.75—$14.05	108	5.1	12.09	96	12.11
$14.70—$25.02	839	8.0	18.87	243	15.94
	1,000	6.0	$17.82	392	$14.29

In 2004, the Company issued 32,133 shares of restricted stock to its Directors (including the Company’s Chief Executive Officer) that vest over 3 years with a fair market price between $25.00 and $26.50 per share amounting to approximately $805,000 of deferred compensation. The restricted stock awards are amortized to expense on a straight-line basis over the vesting period.

The Company also has a Management Stock Purchase Plan that allows for the granting of Restricted Stock Units (RSUs) to key employees to purchase up to 1,000,000 shares of Class A Common Stock at 67% of the fair market value on the date of grant. RSUs vest annually over a three year period from the

Watts Water Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

date of grant. The difference between the RSU price and fair market value at the date of grant is amortized to compensation expense ratably over the vesting period. At December 31, 2004, 267,321 RSUs were outstanding. Dividends declared for RSUs, that are paid to individuals, that remain unpaid at December 31, 2004 total approximately $35,000. Deferred compensation for the restricted stock and RSU plans at December 31, 2004 is anticipated to be expensed as follows: 2005 -$721,000, 2006 -$553,000, and 2007 - $112,000.

The Company has elected to follow APB No. 25 and related interpretations in accounting for its stock-based compensation. In addition the Company provides proforma disclosure of stock-based compensation, as measured under the fair value requirements of FAS 123. These proforma disclosures, which are calculated for awards granted after June 30, 1995, are provided in Footnote 2 as required under FAS 148. The weighted average grant date fair value of options granted are $5.44, $4.48 and $4.43 for the years ending December 31, 2004, 2003 and 2002, respectively. Also, the weighted average grant date fair value of RSUs related to Management Stock Purchase Plan are $8.15, $6.55 and $5.48 for the years ending December 31, 2004, 2003 and 2002, respectively.

The fair value of the Company’s stock-based awards to employees (used in reconciliation of Note 2) was estimated using a Black-Scholes option pricing model and the following assumptions:

	Years Ended December 31,
	2004	2003	2002
Expected life (years)	5.0	5.0	5.0
Expected stock price volatility	20.3%	28.3%	33.2%
Expected dividend yield	1.1%	1.4%	1.6%
Risk-free interest rate	3.50%	3.25%	2.65%

The fair value of the Company’s Management Stock Purchase Plan awards to employees (used in reconciliation of Note 2) was estimated using a Black-Scholes option pricing model and the following assumptions:

	Years Ended December 31,
	2004	2003	2002
Expected life (years)	3.0	3.0	3.0
Expected stock price volatility	20.3%	28.3%	33.2%
Expected dividend yield	1.2%	1.5%	1.7%
Risk-free interest rate	2.25%	5.63%	2.65%

Watts Water Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

The funded status of the defined benefit plans and amounts recognized in the balance sheet are as follows:

	December 31,
	2004	2003
	(in thousands)
Change in projected benefit obligation
Balance at beginning of the year	$51,741	$41,961
Service cost	2,462	2,021
Administration cost	(297)	—
Interest cost	3,054	2,789
Actuarial loss	3,992	6,550
Amendments/curtailments	193	150
Benefits paid	(1,920)	(1,730)
Balance at end of year	$59,225	$51,741
Change in fair value of plan assets
Balance at beginning of the year	$32,189	$25,535
Actual gain on assets	3,946	4,611
Employer contributions	3,103	3,773
Administration cost	(297)	—
Benefits paid	(1,920)	(1,730)
Fair value of plan assets at end of the year	$37,021	$32,189
Funded Status	$(22,204)	$(19,552)
Unrecognized transition obligation	—	(148)
Unrecognized prior service costs	1,462	1,498
Unrecognized net actuarial loss	15,826	13,681
Contributions after measurement date and on or before fiscal year end	36	3,020
Net amount recognized	$(4,880)	$(1,501)

Amounts recognized in the statement of financial position are as follows:

	December 31,
	2004	2003
	(in thousands)
Accrued benefit costs	$(4,880)	$(1,501)
Minimum pension liability	$(10,905)	$(10,551)
Intangible assets	$1,462	$1,073

Watts Water Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Information for pension plans with an accumulated benefit obligation in excess of plan assets are as follows:

	December 31,
	2004	2003
	(in thousands)
Projected benefit obligation	$59,225	$51,741
Accumulated benefit obligation	$52,841	$47,260
Fair value of plan assets	$37,021	$32,189

The components of net periodic benefit cost are as follows:

	Years Ended December 31,
	2004	2003	2002
	(in thousands)
Service cost—benefits earned	$2,462	$2,021	$1,512
Interest costs on benefits obligation	3,054	2,789	2,683
Estimated return on assets	(2,856)	(2,281)	(2,520)
Transitional obligation amortization	(148)	(255)	(255)
Prior service cost amortization	229	219	205
Net loss amortization	756	521	—
Net periodic benefit cost	$3,497	$3,014	$1,625

Additional Information:

	December 31,
	2004	2003
	(in thousands)
Increase in minimum liability included in other comprehensive income	$34	$3,046

Assumptions:

Weighted-average assumptions used to determine benefit obligations:

	December 31,
	2004	2003
Discount rate	5.75%	6.00%
Rate of compensation increase	4.00%	4.00%

Weighted-average assumptions used to determine net periodic benefit costs:

	December 31,
	2004	2003	2002
Discount rate	6.00%	6.75%	7.50%
Long-term rate of return on asset	8.50%	8.50%	9.00%
Rate of compensation increase	4.00%	4.00%	4.50%

In selecting the expected long-term rate of return on assets, the Company considers the average rate of earnings expected on the funds invested or to be invested to provide for the benefits of this plan. This

Watts Water Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

includes considering the trust’s asset allocation and the expected returns likely to be earned over the life of the plan. This basis is consistent with the prior year.

Plan assets:

The weighted average asset allocations by asset category is as follows:

	Plan Assets At December 31,
Asset Category	2004	2003
Equity securities	71.2%	74.8%
Debt securities	28.8%	25.2%
Total	100.0%	100.0%

The Company’s written Retirement Plan Investment Policy sets forth the investment policy, objectives and constraints of the Watts Water Technologies, Inc. Pension Plan. This Retirement Plan Investment Policy, set forth by the Pension Plan Committee, defines general investment principles and directs investment management policy, addressing preservation of capital, risk aversion and adherence to investment discipline. Investment managers are to make a reasonable effort to control risk and are evaluated quarterly against commonly accepted benchmarks to ensure that the risk assumed is commensurate with the given investment style and objectives.

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

Specific guidelines regarding allocation of assets are as follows: equities shall comprise between 25% and 75% of the total portfolio, while fixed income shall comprise between 30% and 65%. Investment performance is monitored on a regular basis and investments are re-allocated to stay within specific guidelines. An equity/fixed income allocation of 55%/45% is preferred. The securities of any one company or government agency should not exceed 10% of the total fund, and no more than 20% of the total fund should be invested in any one industry. Individual treasury securities may represent 50% of the total fund, while the total allocation to treasury bonds and notes may represent up to 100% of the Plan’s aggregate bond position.

Watts Water Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Cash flows:

The information related to the Company’s pension funds cash flow is as follows:

	December 31,
	2004	2003
	(in thousands)
Employer Contributions	$117	$6,793
Benefit Payments	$1,920	$1,730

Contributions expected to be made during 2005 approximate $1,700,000.

Expected benefit payments to be paid by the pension plans are as follows:

(in thousands)
During fiscal year ending December 31, 2005	$1,990
During fiscal year ending December 31, 2006	$2,041
During fiscal year ending December 31, 2007	$2,089
During fiscal year ending December 31, 2008	$2,191
During fiscal year ending December 31, 2009	$2,369
During fiscal year ending December 31, 2010 through December 31, 2014	$14,978

Additionally, substantially all of the Company’s domestic employees are eligible to participate in certain 401(k) savings plans. Under these plans, the Company matches a specified percentage of employee contributions, subject to certain limitations. The Company’s match contributions (included in selling, general and administrative expense) for the years ended December 31, 2004, 2003, and 2002 were $421,000, $300,000, and $330,000, respectively.

The Company entered into a Supplemental Compensation Agreement (the Agreement) with Timothy P. Horne on September 1, 1996. Per the Agreement, upon ceasing to be an employee of the Company, Mr. Horne must make himself available, as requested by the Board, to work a minimum of 300 but not more than 500 hours per year as a consultant in return for certain annual compensation as long he is physically able to do so. If Mr. Horne complies with the consulting provisions of the agreement above, he shall receive supplemental compensation on an annual basis of $400,000 per year in exchange for the services performed, as long as he is physically able to do so. In the event of physical disability, subsequent to commencing consulting services for the Company, Mr. Horne will continue to receive $400,000 annually. The payment for consulting services provided by Mr. Horne will be expensed as incurred by the Company. Mr. Horne retired effective December 31, 2002, and therefore the Supplemental Compensation period began on January 1, 2003. In accordance with Financial Accounting Standards Board Statement No. 106, “Employers Accounting for Post Retirement Benefits Other Than Pensions”, the Company will accrue for the future post-retirement disability benefits over the period from January 1, 2003, to the time in which Mr. Horne becomes physically unable to perform his consulting services (the period in which the disability benefits are earned).

(15) Contingencies and Environmental Remediation

James Jones Litigation

As previously disclosed, on June 25, 1997, Nora Armenta (the Relator) filed a civil action in the California Superior Court for Los Angeles County (the Armenta case) against James Jones Company

Watts Water Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(James Jones), Mueller Co., Tyco International (U.S.), and Watts Industries, Inc., now Watts Water Technologies, Inc. (Watts). The Company formerly owned James Jones. The Relator filed under the qui tam provision of the California state False Claims Act, Cal. Govt. Code § 12650 et seq. (California False Claims Act) and generally alleged that James Jones and the other defendants violated this statute by delivering some “defective” or “non-conforming” waterworks parts to thirty-four municipal water systems in the State of California. The Relator filed a First Amended Complaint in November 1998 and a Second Amended Complaint in December 2000, which brought the total number of plaintiffs to 161. In June, 2002, the trial court excluded 47 cities from this total of 161, and the Relator was not able to obtain appellate modification of this order, which can still be appealed at the end of the case. To date, 11 of the named cities have intervened, and attempts by four other named cities to intervene have been denied.

One of the allegations in the Second Amended Complaint and the Complaints-in-Intervention is that purchased non-conforming James Jones waterworks parts may leach into public drinking water elevated amounts of lead that may create a public health risk because they were made out of ‘81 bronze alloy (UNS No. C8440) and contain more lead than the specified and advertised ‘85 bronze alloy (UNS No. C83600). This contention is based on the average difference of about 2% lead content between ‘81 bronze (6% to 8% lead) and ‘85 bronze (4% to 6% lead) and the assumption that this would mean increased consumable lead in public drinking water that could cause a public health concern. The Company believes the evidence and discovery available to date indicate that this is not the case.

In addition, ‘81 bronze is used extensively in municipal and home plumbing systems and is approved by municipal, local and national codes. The Federal Environmental Protection Agency also defines metal for pipe fittings with no more than 8% lead as “lead free” under Section 1417 of the Federal Safe Drinking Water Act.

In this case, the Relator seeks three times an unspecified amount of actual damages and alleges that the municipalities have suffered hundreds of millions of dollars in damages. She also seeks civil penalties of $10,000 for each false claim and alleges that defendants are responsible for tens of thousands of false claims. Finally, the Relator requests an award of costs of this action, including attorneys’ fees.

In December 1998, the Los Angeles Department of Water and Power (LADWP) intervened in this case and filed a complaint. We settled with the city of Los Angeles, by far the most significant city, for $7,300,000 plus attorneys’ fees. Co-defendants contributed $2.0 million toward this settlement.

In August 2003, an additional settlement payment was made for $13,000,000 ($11,000,000 from the Company and $2,000,000 from James Jones), which settled the claims of the three Phase I cities (Santa Monica, San Francisco and East Bay Municipal Utility District) chosen by the Relator as having the strongest claims to be tried first. This settlement payment included the Relator’s statutory share, and the claims of these three cities have been dismissed. In addition to this $13,000,000 payment, the Company is obligated to pay the Relator’s attorney’s fees.

After the Phase I settlement, the court permitted the defendants to select five additional cities to serve as the plaintiffs in a second trial phase of the case. Contra Costa, Corona, Santa Ana, Santa Cruz and Vallejo were chosen. Watts and James Jones then reached an agreement to settle the claims of the City of Santa Ana for a total of $45,000, an amount which approximates Santa Ana’s purchases of James Jones products during the relevant period. The Santa Ana settlement was approved by the Court and then completed, and the trial of the remaining Phase II cities’ claims is presently scheduled for October 2005.

Watts Water Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The Company has a reserve of approximately $21,000,000 with respect to the James Jones Litigation in our consolidated balance sheet as of December 31, 2004. The Company believes, on the basis of all available information, that this reserve is adequate to cover the probable and reasonably estimable losses resulting from the Armenta case and the insurance coverage litigation with Zurich American Insurance Company (Zurich) discussed below. The Company is currently unable to make an estimate of the range of any additional losses.

On February 14, 2001, after its insurers had denied coverage for the claims in the Armenta case, the Company filed a complaint for coverage against our insurers in the California Superior Court (the coverage case). James Jones filed a similar complaint, the cases were consolidated, and the trial court made summary adjudication rulings that Zurich must pay all reasonable defense costs incurred by Watts and James Jones in the Armenta case since April 23, 1998 as well as such future defense costs until the end of the Armenta case. In July 2004, the California Court of Appeal affirmed these rulings, and, on December 1, 2004, the California Supreme Court denied Zurich’s appeal of this decision. This denial permanently established Zurich’s obligation to pay Armenta defense costs for both Watts (about $13,800,000 plus future costs) and James Jones (about $14,800,000 plus future costs), and Zurich is currently making payments of incurred Armenta defense costs. However, as noted below, Zurich asserts that the defense costs paid by it are subject to reimbursement.

In 2002, the trial court made a summary adjudication ruling that Zurich must indemnify and pay Watts and James Jones for amounts paid to settle with the City of Los Angeles. Zurich’s attempt to obtain appellate review of this order was denied, but Zurich will still be able to appeal this order at the end of the coverage case. In 2004, the trial court made another summary adjudication ruling that Zurich must indemnify and pay Watts and James Jones for the $13,000,000 paid to settle the claims of the Phase I cities described above. Zurich’s attempt to obtain appellate review of this ruling was denied on December 3, 2004 by the California Court of Appeal, but Zurich will still be able to appeal this order at the end of the coverage case. Although Zurich has been making payments required by these indemnity orders, the Company is currently unable to predict the finality of these orders since Zurich can appeal them at the end of the coverage case. We have recorded reimbursed indemnity settlement amounts (but not reimbursed defense costs) as a liability pending court resolution of the indemnification matter as it relates to Zurich.

Zurich has asserted that all amounts (now approximately $47,500,000 for both defense costs and indemnity amounts paid for settlements) paid by it to Watts and James Jones are subject to reimbursement under Deductible Agreements related to the insurance policies between Zurich and Watts. If Zurich were to prevail on this argument, James Jones would have a possible indemnity claim against Watts for its exposure from the Armenta case. However, management and counsel anticipate that Watts will ultimately prevail on this reimbursement issue with Zurich.

Based on management’s assessment, the Company does not believe that the ultimate outcome of the James Jones Litigation will have a material adverse effect on our liquidity, financial condition or results of operations. While this assessment is based on all available information, litigation is inherently uncertain, the actual liability to the Company to resolve this litigation fully cannot be predicted with any certainty and there exists a reasonable possibility that the Company may ultimately incur losses in the James Jones Litigation in excess of the amount accrued. The Company intends to continue to contest vigorously all aspects of the James Jones Litigation.

Watts Water Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Environmental Remediation

The Company has been named as a potentially responsible party (PRP) with respect to a limited number of identified contaminated sites, including a site in Babylon, New York. The levels of contamination vary significantly from site to site as do the related levels of remediation efforts. Environmental liabilities are recorded based on the most probable cost, if known, or on the estimated minimum cost of remediation. The Company accrues estimated environmental liabilities based on assumptions, which are subject to a number of factors and uncertainties. Circumstances which can affect the reliability and precision of these estimates include identification of additional sites, environmental regulations, level of cleanup required, technologies available, number and financial condition of other contributors to remediation and the time period over which remediation may occur. The Company recognizes changes in estimates as new remediation requirements are defined or as new information becomes available. The Company has a reserve of approximately $1,400,000 (environmental accrual), which the Company estimates will likely be paid for environmental remediation liabilities over the next five to ten years. Based on the facts currently known to it, the Company does not believe that the ultimate outcome of these matters will have a material adverse effect on its liquidity, financial condition or results of operations. Some of the Company’s environmental matters are inherently uncertain, and it there exists a possibility that the Company may ultimately incur losses from these matters in excess of the amount accrued. However, the Company cannot currently estimate the amount of any such additional losses.

Asbestos Litigation

The Company is defending approximately 161 cases filed primarily, but not exclusively, in Mississippi and New Jersey state courts alleging injury or death as a result of exposure to asbestos. These filings typically name multiple defendants, and are filed on behalf of many plaintiffs. They do not identify any particular Watts products as a source of asbestos exposure. To date, Watts has been dismissed from each case when the scheduled trial date comes near or when discovery fails to yield any evidence of exposure to any Watts product. Based on the facts currently known to it, the Company does not believe that the ultimate outcome of these claims will have a material adverse effect on its liquidity, financial condition or results of operations.

Other Litigation

On or about March 26, 2003, a class action complaint was filed against Watts by North Carolina Hospitality Group, Inc. in the Circuit Court of Maryland, Prince George’s County. It alleges that certain commercial valve models contain a design defect that causes them to fail prematurely. On June 7, 2004, the trial court issued an opinion and order that denied the plaintiff’s request for class certification. This ruling was appealed at the end of the year, and it is now being briefed in the appellate court. Based on the facts currently known to it, the Company does not believe that the ultimate outcome of this matter will have a material adverse effect on its liquidity, financial condition or results of operations.

Other lawsuits and proceedings or claims, arising from the ordinary course of operations, are also pending or threatened against the Company. Based on the facts currently known to it, the Company does not believe that the ultimate outcome of these other litigation matters will have a material adverse effect on its liquidity, financial condition or results of operations.

Watts Water Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(16) Financial Instruments

Fair Value

The carrying amounts of cash and cash equivalents, investment securities, trade receivables and trade payables approximate fair value because of the short maturity of these financial instruments.

The fair value of the Company’s 4.87% senior notes, due 2010 and 5.47% senior notes due 2013, is based on quoted market prices. The fair value of the Company’s variable rate debt approximates its carrying value. The carrying amount and the estimated fair market value of the Company’s long-term debt, including the current portion, are as follows:

	December 31,
	2004	2003
	(in thousands)
Carrying amount	$185,543	$190,750
Estimated fair value	$186,606	$191,568

Derivative Instruments

The Company uses foreign currency forward exchange contracts to reduce the impact of currency fluctuations on certain anticipated intercompany purchase transactions that are expected to occur within the year and certain other foreign currency transactions. Related gains and losses are recognized in other income/expense when the contracts expire, which is generally in the same period as the underlying foreign currency denominated transaction. These contracts do not subject the Company to market risk from exchange movement because they offset gains and losses on the related foreign currency denominated transactions. At December 31, 2004, 2003 and 2002, the Company had no outstanding forward contracts to buy foreign currencies.

The Company uses commodity futures contracts to fix the price on a certain portion of certain raw materials used in the manufacturing process. These contracts highly correlate to the actual purchases of the commodity and the contract values are reflected in the cost of the commodity as it is actually purchased. There were no commodity contracts utilized for years ended December 31, 2004, 2003 and 2002.

Effective July 1, 2003, the Company entered into an interest rate swap for a notional amount of €25,000,000 outstanding on its Revolving Credit Facility. The Company swapped the variable rate from the Revolving Credit Facility which is three month EURIBOR plus 0.7% for a fixed rate of 2.33%. The term of the swap is two years. The Company designated the swap as a hedging instrument using the cash flow method. The swap hedges the cash flows associated with interest payments on the first €25,000,000 of our Revolving Credit Facility. The Company marks to market the changes in value of the swap through other comprehensive income. Any ineffectiveness has been recorded in income. The fair value recorded in other comprehensive income as of December 31, 2004 was $39,000.

At December 31, 2001, the Company had an outstanding interest rate swap that converted €20,000,000 of the borrowings under variable rate euro Line of Credit to a fixed rate borrowings at 4.3%. This swap agreement expired in March 2002 and its value and its impact on the Company’s results was not material at December 31, 2002.

Watts Water Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

Leases

The Company leases certain manufacturing facilities, sales offices, warehouses, and equipment. Generally the leases carry renewal provisions and require the Company to pay maintenance costs. Future minimum lease payments under capital leases and non-cancelable operating leases as of December 31, 2004 are as follows:

	Operating Leases	Capital Leases
	(in thousands)
2005	$ 3,466	$ 672
2006	3,126	464
2007	2,644	207
2008	2,489	57
2009	1,830	4
Thereafter	7,653	—
Total	$ 21,208	$ 1,404

(17) Segment Information

Under the criteria set forth in Financial Accounting Standards Board No.131 “Disclosure about Segments of an Enterprise and Related Information”, the Company operates in three geographic segments: North America, Europe, and China. Each of these segments sell similar products, is managed separately and has separate financial results that are reviewed by the Company’s chief operating decision-maker. Sales by region are based upon location of the entity recording the sale. The accounting policies for each segment are the same as those described in the summary of significant accounting policies (see Note 2).

Watts Water Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following is a summary of our significant accounts and balances by segment, reconciled to our consolidated totals:

	North America	Europe	China	Corporate(*)	Consolidated
	(in thousands)
Year ended December 31, 2004
Net sales	$ 545,139	$ 253,234	$ 26,185	$ —	$ 824,558
Operating income (loss)	68,558	31,597	1,857	(18,412)	83,600
Identifiable assets	539,466	303,981	80,801	—	924,248
Long-lived assets	72,019	52,276	26,394	—	150,689
Capital expenditures	8,029	6,374	6,596	—	20,999
Depreciation and amortization	14,961	8,870	4,220	—	28,051
Year ended December 31, 2003
Net sales	$ 472,518	$ 210,614	$ 18,727	$ —	$ 701,859
Operating income (loss)	64,375	22,592	(3,834)	(13,132)	70,001
Identifiable assets	511,285	266,849	62,784	—	840,918
Long-lived assets	72,447	48,882	24,237	—	145,566
Capital expenditures	6,495	4,832	8,703	—	20,030
Depreciation and amortization	12,523	6,593	2,149	—	21,265
Year ended December 31, 2002
Net sales	$ 450,233	$ 145,629	$ 19,664	$ —	$ 615,526
Operating income (loss)	55,313	13,608	(625)	(10,767)	57,529
Identifiable assets	375,202	206,146	54,124	—	635,472
Long-lived assets	78,333	40,295	15,748	—	134,376
Capital expenditures	5,718	6,171	7,704	—	19,593
Depreciation and amortization	14,731	6,370	1,193	—	22,294

*       Corporate expenses are primarily for Sarbanes-Oxley compliance, compensation expense, professional fees, including legal and audit expenses and benefit administration costs. These costs are not allocated to the geographic segments as they are viewed as corporate functions that support all activities.

The North American segment consists of U.S. net sales of $507,061,000, $439,436,000 and $422,703,000 for the years ended December 31, 2004, 2003 and 2002, respectively. The North American segment also consists of U.S. long-lived assets of $67,032,000, $67,450,000 and $73,907,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

All intercompany transactions have been eliminated, and intersegment revenues are not significant.

Watts Water Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(18) Quarterly Financial Information (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
	(in thousands, except per share information)
Year ended December 31, 2004
Net sales	$ 186,008	$ 206,954	$ 210,190	$ 221,406
Gross profit	64,912	75,627	74,368	75,654
Income from continuing operations	10,995	14,059	13,835	9,849
Net income	11,001	13,953	13,705	8,161
Per common share:
Basic
Income from continuing operations	0.34	0.44	0.43	0.30
Net income	0.34	0.43	0.42	0.25
Diluted
Income from continuing operations	0.34	0.43	0.42	0.30
Net income	0.34	0.43	0.42	0.25
Dividends per common share	0.07	0.07	0.07	0.07
Year ended December 31, 2003
Net sales	$ 165,692	$ 173,512	$ 175,509	$ 187,146
Gross profit	55,764	58,565	59,373	66,163
Income from continuing operations	8,936	8,680	9,019	9,784
Net income	6,610	8,106	8,905	9,741
Per common share:
Basic
Income from continuing operations	0.33	0.32	0.33	0.35
Net income	0.24	0.30	0.33	0.35
Diluted
Income from continuing operations	0.33	0.32	0.33	0.34
Net income	0.24	0.30	0.32	0.34
Dividends per common share	0.06	0.06	0.06	0.07

(1)   During the fourth quarter of 2004, the Company identified and corrected errors related to certain accrued expenses. The adjustments to net income necessary to correct these errors amounted to $2,289,000, or ($0.07) per share. The portions of these adjustments that related to the year ended December 31, 2004 and the fourth quarter of 2004 were $1,520,000, or ($0.05) per share and $411,000, or ($0.01) per share, respectively. The impact of the amount that related to prior periods was not material to any of the financial statements of prior periods, thus the amount related to prior periods, including the first three quarters of 2004, was recorded in the fourth quarter of 2004.

(19) Related Party Transactions

In the second quarter of 2004, an agreement was executed with a relocation firm to purchase and sell the home of the Company’s chief executive officer, who is also a member of the Company’s board of directors. The relocation firm purchased the home from the Company’s chief executive officer, on the Company’s behalf, at a price based on fair market appraisals obtained by the Company. An agreement to

Watts Water Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

sell the home to a third party was executed during the third quarter. Accordingly, the Company charged income from continuing operations for approximately $285,000 representing the difference between the original appraised value of the home and the final sale price to the third party.

The Company owns a 20% interest Plumworld.co.uk Ltd, a variable interest entity. Plumbworld is primarily an e-business that sells bathroom and sanitary appliances, as well as, plumbing and heating products, tools and plumbing consumables. Its annualized sales are approximately $10,980,000. The Company has a notional investment of approximately $500 in Plumbworld and maintains a loan receivable in the amount of approximately $890,000 with Plumbworld. As of December 31, 2004, the Company continues to account for its investment in Plumbworld using the equity method.

The Company leases the land and buildings occupied by its Chinese joint venture from the joint venture partner. The lease is classified as an operating lease and extends over another 20 years. Total rental expense for 2004, 2003 and 2002 approximated $267,000 each year. Total lease costs over the remaining term of the lease will approximate $5,300,000.

(20) Subsequent Events

On February 8, 2005, the Company declared a quarterly dividend of $0.08 per share on the Company’s Class A Common Stock and Class B Common Stock. This is an increase of $0.01 per share compared to the dividend paid for the comparable period last year.

On January 5, 2005, the Company acquired 100% of the outstanding stock of HF Scientific, Inc., located in Fort Myers, Florida for approximately $7,000,000 in cash plus $800,000 in assumed debt. HF Scientific manufactures and distributes a line of instrumentation equipment, test kits and chemical reagents used for monitoring water quality in a variety of applications.

On January 4, 2005, the Company acquired substantially all of the assets of Sea Tech, Inc. located in Wilmington, North Carolina for approximately $10,000,000 in cash. Sea Tech provides cost effective solutions for fluidic connection needs. Sea Tech offers a wide range of standard and custom quick connect fittings, valves and manifolds and pex tubing designed to address specific customer requirements.

Watts Water Technologies, Inc. and Subsidiaries
Schedule II—Valuation and Qualifying Accounts
(Amounts in thousands)

For the Three Years Ended December 31:

	Balance At Beginning of Period	Additions Charged To Expense	Additions Charged To Other Accounts	Deductions	Balance At End of Period
Year Ended December 31, 2002
Allowance for doubtful accounts	$ 6,070	1,225	167	(140)	$ 7,322
Allowance for excess and obsolete inventories	$ 11,147	4,481	470	(2,897)	$ 13,201
Year Ended December 31, 2003
Allowance for doubtful accounts	$ 7,322	2,373	60	(1,983)	$ 7,772
Allowance for excess and obsolete inventories	$ 13,201	3,558	172	(2,686)	$ 14,245
Year Ended December 31, 2004
Allowance for doubtful accounts	$ 7,772	2,100	337	(2,658)	$ 7,551
Allowance for excess and obsolete inventories	$ 14,245	7,325	289	(5,660)	$ 16,199