Form 10-Q
period 2005-04-03
WATTS WATER TECHNOLOGIES INC
filed 2005-05-12
CIK 795403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 3, 2005

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2005

Class A Common Stock, $.10 par value	25,091,676

Class B Common Stock, $.10 par value	7,343,880

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share information)

(Unaudited)

	April 3, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$61,532	$65,913
Investment securities	—	26,600
Trade accounts receivable, less allowance for doubtful accounts of $7,319 at April 3, 2005 and $7,551 at December 31, 2004	156,675	150,073
Inventories, net:
Raw materials	55,778	53,942
Work in process	28,637	28,020
Finished goods	128,319	121,082
Total Inventories	212,734	203,044
Prepaid expenses and other assets	15,317	14,359
Deferred income taxes	27,809	27,463
Assets of discontinued operations	8,644	10,227
Total Current Assets	482,711	497,679
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	322,709	321,655
Accumulated depreciation	(174,698)	(170,966)
Property, plant and equipment, net	148,011	150,689
OTHER ASSETS:
Goodwill	234,039	226,178
Other	54,120	49,702
TOTAL ASSETS	$918,881	$924,248

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$72,071	$73,606
Accrued expenses and other liabilities	63,051	64,604
Accrued compensation and benefits	25,638	29,679
Current portion of long-term debt	5,542	4,981
Liabilities of discontinued operations	23,456	24,303
Total Current Liabilities	189,758	197,173
LONG-TERM DEBT, NET OF CURRENT PORTION	178,983	180,562
DEFERRED INCOME TAXES	20,476	19,578
OTHER NONCURRENT LIABILITIES	25,558	26,632
MINORITY INTEREST	7,544	7,515

STOCKHOLDERS’ EQUITY:
Preferred Stock, $.10 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Class A Common Stock, $.10 par value; 80,000,000 shares authorized; 1 vote per share; issued and outstanding: 25,091,676 shares at April 3, 2005 and 25,049,338 shares at December 31, 2004	2,509	2,505
Class B Common Stock, $.10 par value; 25,000,000 shares authorized; 10 votes per share; issued and outstanding: 7,343,880 shares at April 3, 2005 and at December 31, 2004	734	734
Additional paid-in capital	142,082	140,172
Retained earnings	333,884	324,145
Deferred compensation	(2,380)	(1,386)
Accumulated other comprehensive income	19,733	26,618
Total Stockholders’ Equity	496,562	492,788
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$918,881	$924,248

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share information)

(Unaudited)

	First Quarter Ended
	April 3, 2005	March 28, 2004
Net sales	$219,027	$186,008
Cost of goods sold	141,649	121,096
GROSS PROFIT	77,378	64,912
Selling, general & administrative expenses	55,706	45,134
Restructuring and other charges	362	—
OPERATING INCOME	21,310	19,778
Other (income) expense:
Interest income	(309)	(302)
Interest expense	2,521	2,544
Minority interest	65	175
Other	(87)	(164)
	2,190	2,253
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	19,120	17,525
Provision for income taxes	6,723	6,530
INCOME FROM CONTINUING OPERATIONS	12,397	10,995
Income (loss) from discontinued operations, net of taxes	(39)	6
NET INCOME	$12,358	$11,001

BASIC EPS
Income per share:
Continuing operations	$.38	$.34
Discontinued operations	—	—
NET INCOME	$.38	$.34
Weighted average number of shares	32,408	32,136

DILUTED EPS
Income per share:
Continuing operations	$.37	$.34
Discontinued operations	—	—
NET INCOME	$.37	$.34
Weighted average number of shares	33,032	32,549

Dividends per share	$.08	$.07

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	First Quarter Ended
	April 3, 2005	March 28, 2004
OPERATING ACTIVITIES
Income from continuing operations	$12,397	$10,995
Adjustments to reconcile net income from continuing operations to net cash provided by continuing operating activities:
Depreciation	6,479	6,934
Amortization	519	139
Deferred income taxes	(667)	(348)
Other	93	4
Changes in operating assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable	(8,293)	(17,846)
Inventories	(11,239)	(17,337)
Prepaid expenses and other assets	(1,244)	(5,472)
Accounts payable, accrued expenses and other liabilities	(6,234)	9,166
Net cash used in operating activities	(8,189)	(13,765)

INVESTING ACTIVITIES
Additions to property, plant and equipment	(4,602)	(4,945)
Proceeds from the sale of property, plant and equipment	22	1,522
Investment in securities	—	(23,000)
Proceeds from sale of securities	26,600	—
Increase in other assets	(293)	(155)
Business acquisitions, net of cash acquired	(17,267)	(16,707)
Net cash provided by (used in) investing activities	4,460	(43,285)

FINANCING ACTIVITIES
Proceeds from long-term borrowings	5,976	10,229
Payments of long-term debt	(5,458)	(5,607)
Proceeds from exercise of stock options	920	2,639
Dividends	(2,619)	(2,274)
Net cash provided by (used in) financing activities	(1,181)	4,987
Effect of exchange rate changes on cash and cash equivalents	(101)	(491)
Net cash provided by discontinued operations	630	855
DECREASE IN CASH AND CASH EQUIVALENTS	(4,381)	(51,699)
Cash and cash equivalents at beginning of period	65,913	145,001
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$61,532	$93,302

NON CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of businesses:
Fair value of assets acquired	$20,386	$17,727
Cash paid, net of cash acquired	17,267	16,707
Liabilities assumed	$3,119	$1,020

CASH PAID FOR
Interest	$546	$712
Taxes	$3,944	$1,976

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.                                      Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in Watts Water Technologies, Inc.’s Consolidated Balance Sheet as of April 3, 2005, its Consolidated Statements of Operations for the first quarter ended April 3, 2005 and the first quarter ended March 28, 2004, and its Consolidated Statements of Cash Flows for the first quarter ended April 3, 2005 and the first quarter ended March 28, 2004.

The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date. The accounting policies followed by the Company are described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. It is suggested that the financial statements included in this report be read in conjunction with the financial statements and notes included in the December 31, 2004 Annual Report on Form 10-K. Operating results for the interim period presented are not necessarily indicative of the results to be expected for the year ending December 31, 2005.

The Company operates on a 52-week fiscal year ending on December 31.  Any first quarter ended data contained in this Report on Form 10-Q reflects the results of operations for the 13-week period ended on the Sunday nearest March 31 of the respective year.  There were four additional billing days in the first quarter ended April 3, 2005 than were in the first quarter ended March 28, 2004.

Certain amounts in fiscal year 2004 have been reclassified to permit comparison with the 2005 presentation. These reclassifications had no effect on reported results of operations or stockholders’ equity.

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

Goodwill and Long-Lived Assets

The changes in the carrying amount of goodwill by geographic segments from December 31, 2004 to April 3, 2005 are as follows:

	North America	Europe	China	Total
	(in thousands)

Carrying amount at the beginning of period	$123,539	$98,117	$4,522	$226,178
Goodwill acquired during the period	10,583	—	—	10,583
Adjustments to goodwill during the period	250	—	924	1,174
Effect of change in exchange rates used for translation	(4)	(3,892)	—	(3,896)
Carrying amount at end of period	$134,368	$94,225	$5,446	$234,039

Other intangible assets include the following and are presented in “Other Assets: Other”, in the April 3, 2005 Consolidated Balance Sheet:

	Gross Carrying Amount	Accumulated Amortization
	(in thousands)

Patents	$9,205	$(4,384)
Other	20,719	(3,023)
Total amortizable intangibles	29,924	(7,407)
Intangible assets not subject to amortization	20,540	—
Total	$50,464	$(7,407)

Aggregate amortization expense for amortized other intangible assets for the first quarter of 2005 and 2004 were $519,000 and $139,000, respectively. Additionally, future amortization expense on other intangible assets will be approximately $1,547,000 for 2005, $2,080,000 for 2006, $1,819,000 for 2007, $1,739,000 for 2008 and $1,714,000 for 2009.

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

	First Quarter Ended
	April 3, 2005	March 28, 2004
	(in thousands)

Net income, as reported	$12,358	$11,001
Add: Stock-based employee compensation expense from the Management Stock Purchase Plan included in reported net income, net of tax	158	96
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax:
Restricted stock units (Management Stock Purchase Plan)	(159)	(112)
Employee stock options	(170)	(150)
Proforma net income	$12,187	$10,835

Earnings per share:
Basic-as reported	$.38	$.34
Basic-proforma	$.37	$.34
Diluted-as reported	$.37	$.34
Diluted-proforma	$.37	$.34

Shipping and Handling

The Company’s shipping costs included in selling, general and administrative expense were $6,192,000 and $5,783,000 for the first quarter of 2005 and 2004, respectively.

Research and Development

Research and development costs included in selling, general, and administrative expense were $2,919,000 and $2,361,000 for the first quarter of 2005 and 2004, respectively.

New Accounting Standards

On November 29, 2004, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards Board Statement No. 151, “Inventory Costs” (FAS 151). FAS 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for inventory costs. The provisions of this statement are effective beginning after June 15, 2005, although early application is permitted. The Company does not expect that the impact of this statement will be material to the consolidated financial statements.

On December 16, 2004, the FASB issued its final standard on accounting for share-based payments (SBP), Financial Accounting Standards Board Statement No. 123R (FAS 123R) that requires companies to expense the value of employee stock options and similar awards. The statement was initially effective for public companies for interim and annual periods beginning after June 15, 2005, and applies to all outstanding and unvested SBP awards at a company’s adoption date.  The Securities and Exchange Commission recently delayed implementation to fiscal years beginning after June 15, 2005.  Therefore, the Company intends to delay implementation of FAS 123R until January 1, 2006. The impact of this statement on the Company’s results of operations (based on equity instruments outstanding at April 3, 2005) for the fiscal year ending December 31, 2006 is expected to be approximately ($0.02) per share.

On December 16, 2004, the FASB issued Financial Accounting Standards Board Statement No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (FAS 153). The amendments made by FAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this statement shall be applied prospectively. The Company does not expect the impact of this statement will be material to the consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47).  FIN 47 is an interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations” (FAS 143) and serves to clarify that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated.  FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate such a liability.  FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005.  The Company does not expect that the impact of this interpretation will be material to the consolidated financial statements.

3.                                      Discontinued Operations

In September 1996, the Company divested its Municipal Water Group businesses, which included Henry Pratt, James Jones Company and Edward Barber and Company Ltd.  Costs and expenses related to the Municipal Water Group for 2005 and 2004 primarily relate to legal and settlement costs associated with the James Jones Litigation.

In the fourth quarter of 2004 the Company decided to divest its interest in a minority owned subsidiary Jameco International, LLC (Jameco) that had been previously consolidated as a result of Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities-Revised” (FIN 46R). Jameco was recorded in the North American segment. Management determined that Jameco did not have a long-term strategic fit with the Company. As a result, in the fourth quarter of 2004 the Company recorded an impairment charge net of tax of $739,000 to write down its investment to estimated fair value of $250,000. The Company finalized the divesture of its interest in Jameco in March 2005 and received $250,000 from the majority owner of Jameco. Jameco imports and sells vitreous china, imported faucets and faucet parts and imported bathroom accessories to the North American home improvement retail market.

Condensed operating statements and balance sheets for discontinued operations is summarized below:

	First Quarter Ended
	April 3, 2005	March 28, 2004
	(in thousands)
Net sales – Jameco International, LLC	$—	$4,753
Cost and expenses
Jameco International, LLC	—	(4,707)
Municipal Water Group	(64)	(37)
Income (loss) before income taxes	(64)	9
Income tax (expense) benefit	25	(3)
Income (loss) from discontinued operations, net of taxes	$(39)	6

April 3, 2005
(in thousands)
Prepaid expenses and other assets	$710
Deferred income taxes	7,934
Assets of discontinued operations	$8,644
Accrued expenses and other liabilities	23,456
Liabilities of discontinued operations	$23,456

The assets and liabilities at April 3, 2005 primarily relate to the reserves for the James Jones Litigation.

4.                                      Derivative Instruments

The Company uses foreign currency forward exchange contracts as a cash flow hedge to reduce the impact of currency fluctuations on certain anticipated intercompany purchase transactions that are expected to occur within the year and certain other foreign currency transactions. Related gains and losses are recognized in other income/expense when the contracts expire, which is in the same period as the underlying foreign currency denominated transaction. These contracts do not subject the Company to significant market risk from exchange movement because they offset gains and losses on the related foreign currency denominated transactions. For the first quarter of 2005, the Company recorded approximately $52,000 in other comprehensive income for the change in the fair value of the contracts.

The Company occasionally uses commodity futures contracts to fix the price on a certain portion of certain raw materials used in the manufacturing process. These contracts highly correlate to the actual purchases of the commodity and the contract values are reflected in the cost of the commodity as it is actually purchased. At April 3, 2005 and March 28, 2004 the Company had no commodity contracts.

5.                                      Restructuring

The Company continues to implement a plan to consolidate several of its manufacturing plants in North America and Europe. At the same time it is expanding its manufacturing capacity in China and other low cost areas of the world.  In the first quarter of 2005, the Company recorded a pre-tax charge of approximately $774,000 compared to $1,177,000 in the first quarter of 2004. Pre-tax costs of $412,000 and $1,177,000 were recorded in costs of goods sold in the first quarter of 2005 and 2004, respectively. Costs incurred for the first quarters of 2005 and 2004 included accelerated depreciation for both the expected closure of a U.S. manufacturing plant and a reduction in the estimated useful lives of certain manufacturing equipment.  Additionally, $362,000 was charged to restructuring and other charges in the first quarter of 2005.  These costs represent severance related to a European restructuring including personnel reductions and the movement of manufacturing equipment to a lower cost location.

6.                                      Earnings per Share

The following tables set forth the reconciliation of the calculation of earnings per share:

	For the First Quarter Ended April 3, 2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Amounts in thousands, except share and per share amounts)
Basic EPS
Income from continuing operations	$12,397	32,407,884	$.38
Loss from discontinued operations	(39)		—
Net income	$12,358		$.38
Effect of dilutive securities
Common stock equivalents		623,680
Diluted EPS
Income from continuing operations	$12,397		$.37
Loss from discontinued operations	(39)		—
Net income	$12,358	33,031,564	$.37

	For the First Quarter Ended March 28, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Amounts in thousands, except share and per share amounts)
Basic EPS
Income from continuing operations	$10,995	32,135,544	$.34
Income from discontinued operations	6		—
Net income	$11,001		$.34
Effect of dilutive securities
Common stock equivalents		413,135
Diluted EPS
Income from continuing operations	$10,995		$.34
Income from discontinued operations	6		—
Net income	$11,001	32,548,679	$.34

7.                                      Segment Information

Under the criteria set forth in Financial Accounting Standards Board No.131 “Disclosure about Segments of an Enterprise and Related Information”, the Company operates in three geographic segments: North America, Europe, and China. Each of these segments is managed separately and has separate financial results that are reviewed by the Company’s senior management. Sales by region are based upon location of the entity recording the sale. The accounting policies for each segment are the same as those described in the summary of significant accounting policies.

The following is a summary of our significant accounts and balances by segment, reconciled to our consolidated totals:

	North America	Europe	China	Corporate (*)	Consolidated
	(in thousands)
Quarter ended April 3, 2005
Net sales	$147,477	$66,434	$5,116	$—	$219,027
Operating income (loss)	18,446	7,493	545	(5,174)	21,310
Identifiable assets	534,473	303,199	81,209	—	918,881
Long-lived assets	72,638	49,288	26,085	—	148,011
Intangibles	31,151	9,262	2,644	—	43,057
Capital expenditures	2,288	1,350	964	—	4,602
Depreciation and amortization	3,328	2,326	1,344	—	6,998

Quarter ended March 28, 2004
Net sales	$120,982	$60,033	$4,993	$—	$186,008
Operating income (loss)	16,434	7,445	(458)	(3,643)	19,778
Identifiable assets	518,051	271,041	68,278	—	857,370
Long-lived assets	71,792	46,751	24,944	—	143,487
Intangibles	17,513	140	3,000	—	20,653
Capital expenditures	1,792	1,713	1,440	—	4,945
Depreciation and amortization	4,093	2,258	722	—	7,073

The above operating segments are presented on a basis consistent with the presentation included in the Company’s December 31, 2004 financial statements included in its Annual Report on Form 10-K.

*Corporate expenses are primarily for Sarbanes-Oxley compliance, compensation expense, professional fees, including legal and audit expenses and benefit administration costs. These costs are not allocated to the geographic segments as they are viewed as corporate functions that support all segments.

The North American segment consists of U.S. net sales of $136,605,000 and $112,725,000 and for the first quarter of 2005 and 2004, respectively. The North American segment also consists of U.S. long-lived assets of $67,784,000 and $67,027,000 at April 3, 2005 and March 28, 2004, respectively.

Intersegment sales in the quarter ended April 3, 2005 for North America, Europe and Asia were $ 1,109,000, $1,404,000 and $9,401,000, respectively.  Intersegment sales in the quarter ended March 28, 2004 for North America, Europe and China were $917,000, $1,510,000 and $4,587,000, respectively.

8.                                      Other Comprehensive Income (Loss)

Other comprehensive income (loss) consist of the following:

	Foreign Currency Translation	Pension Adjustment	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
	(in thousands)

Balance December 31, 2004	$32,506	$(5,849)	$(39)	$26,618
Change in period	(6,857)	—	(28)	(6,885)
Balance April 3, 2005	$25,649	$(5,849)	$(67)	$19,733

Balance December 31, 2003	$19,588	$(5,829)	$46	$13,805
Change in period	(5,585)	—	(209)	(5,794)
Balance March 28, 2004	$14,003	$(5,829)	$(163)	$8,011

Accumulated other comprehensive income (loss) in the Consolidated Balance Sheets as of April 3, 2005 and March 28, 2004 consists of cumulative translation adjustments and changes in the fair value of certain financial instruments that qualify for hedge accounting as required by FAS 133.  The Company’s total comprehensive income was as follows:

	First Quarter Ended
	April 3, 2005	March 28, 2004
	(in thousands)

Net income	$12,358	$11,001
Unrealized loss on derivative instruments	(28)	(209)
Foreign currency translation adjustments	(6,857)	(5,585)
Total comprehensive income	$5,473	$5,207

9.                                      Acquisitions

On January 5, 2005, the Company acquired 100% of the outstanding stock of HF Scientific, Inc., (HF) located in Fort Myers, Florida for approximately $7,200,000 in cash plus $800,000 in assumed debt. The Company will obtain a third-party valuation to allocate the purchase price consistent with the guidelines of Financial Accounting Standards Board Statement No. 141, “Business Combinations” (FAS 141).  The preliminary allocation for goodwill and intangible assets approximates $4,125,000 and $2,682,000, respectively.  HF manufactures and distributes a line of instrumentation equipment, test kits and chemical reagents used for monitoring water quality in a variety of applications.

On January 4, 2005, the Company acquired substantially all of the assets of Sea Tech, Inc. (Sea Tech) located in Wilmington, North Carolina for approximately $10,100,000 in cash. The purchase agreement contains an earn-out provision to be calculated on a cumulative basis over a three-year period ending December 31, 2007.  Payments under the agreement, if any, will not exceed $5,000,000.  The Company will obtain a third-party valuation to allocate the purchase price consistent with the guidelines of FAS 141.  The preliminary allocation for goodwill and intangible assets approximates $6,458,000 and $3,098,000, respectively.  Sea Tech provides cost effective solutions for fluidic connection needs. Sea Tech offers a wide range of standard and custom quick connect fittings, valves and manifolds and pex tubing designed to address specific customer requirements.

The acquisitions above have been accounted for using the purchase method of accounting.  The pro-forma results have not been displayed, as the results are not significant, either individually or aggregated.

10.                               Debt Issuance

On September 23, 2004, the Company entered into an unsecured revolving credit facility with a syndicate of banks (the Revolving Credit Facility). The Revolving Credit Facility provides for multi-currency unsecured borrowings and stand-by letters of credit of up to $300,000,000 and expires in September 2009. Borrowings outstanding under the Revolving Credit Facility bear interest at a fluctuating rate per annum for an applicable percentage equal to (i) in the case of Eurocurrency rate loans, the British Bankers Association LIBOR rate plus an applicable percentage, of up to 0.875% based on the Company’s current consolidated leverage ratio and debt rating, or (ii) in the case of base rate loans and swing line loans, the higher of (a) the federal funds rate plus 0.5% and (b) the annual rate of interest announced by Bank of America, N.A. as its “prime rate.”  The average interest rate for borrowings under the revolving credit facility was approximately 2.76% for the quarter ended April 3, 2005. The Revolving Credit Facility replaced the unsecured revolving credit facility provided under the Revolving Credit Agreement dated February 28, 2002. The Revolving Credit Facility was used to pay off the debt that existed on the previous credit facility. The Revolving Credit Facility includes operational and financial covenants customary for facilities of this type, including, among others, restrictions on additional indebtedness, liens and investments and maintenance of certain leverage ratios. As of April 3, 2005, the Company was in compliance with all covenants related to the Revolving Credit Facility. The Company had $219,373,000 of unused and available credit under the Revolving Credit Facility at April 3, 2005.  At April 3, 2005, $47,985,000 of debt was outstanding on the Revolving Credit Facility and recorded as long-term debt.

The Company has entered into an interest rate swap for a notional amount of €25,000,000 outstanding on the Company’s Revolving Credit Facility.  The Company swapped the variable rate from the Revolving Credit Facility, which is three month EURIBOR plus 0.7%, for a fixed rate of 2.3%.  The term of the swap is two years.  The Company has designated the swap as a hedging instrument using the cash flow method. The swap hedges the cash flows associated with interest payments on the first €25,000,000 of the Company’s Revolving Credit Facility. The Company marks to market the changes in value of the swap through other comprehensive income. Any ineffectiveness has been recorded in income.  For the first quarter of 2005, the Company recorded a change of $24,000 in other comprehensive income for the decrease in the fair value of the swap.

11.                               Contingencies and Environmental Remediation

There have been no material developments with respect to the Company’s contingencies and environmental remediation proceedings during the quarter ended April 3, 2005.

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

The components of net periodic benefit cost are as follows:

	First Quarter Ended
	April 3, 2005	March 28, 2004
	(in thousands)

Service cost—benefits earned	$715	$618
Interest costs on benefits obligation	838	783
Estimated return on assets	(790)	(732)
Transitional asset amortization	—	(65)
Prior service cost amortization	60	57
Net loss amortization	215	196
Net periodic benefit cost	$1,038	$857

Cash flows:

The information related to the Company’s pension funds cash flow is as follows:

	First Quarter Ended
	April 3, 2005	March 28, 2004
	(in thousands)

Employer contributions	$1,729	$27

13.                               Subsequent Events

On May 4, 2005, the Company filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission.  Securities to be registered will consist of up to $300,000,000 of an indeterminate amount of debt and/or equity securities.  Funds from any offerings will be used to finance acquisitions and working capital, repay or refinance debt and for other general corporate purposes.

Item 2.           Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Overview

The following discussion and analysis are provided to increase understanding of, and should be read in conjunction with, the accompanying unaudited consolidated financial statements and notes.  In this quarterly report on Form 10-Q, references to “the Company”, “Watts”, “we”, “us” or “our” refer to Watts Water Technologies, Inc. and its consolidated subsidiaries.

We operate on a 52-week fiscal year ending on December 31.  Any first quarter ended data contained in this Report on Form 10-Q reflects the results of operations for the 13-week period ended on the Sunday nearest March 31 of the respective year.  There were four additional billing days in the first quarter ended April 3, 2005 than were in the first quarter ended March 28, 2004.

We are a leading supplier of products for use in the water quality, water safety, water flow control and water conservation markets in both North America and Europe. For more than 130 years, we have designed and manufactured products that promote the comfort and safety of people and the quality and conservation for water used in commercial, residential and light industrial applications. We earn revenue and income almost exclusively from the sale of our products. Our principal product lines include:

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

•                                          thermostatic mixing valves for tempering water in commercial and residential applications; and

•                                          systems for under-floor radiant heat applications, and hydraulic pump groups for gas boiler manufacturers.

Our business is reported in three geographic segments, North America, Europe and China. We distribute our products through three primary distribution channels, wholesale, do-it-yourself (DIY) and Original Equipment Manufacturers (OEMs).  Increases in Gross National Product (GNP) indicate a healthy economic environment, which we believe positively impacts our results of operations. An economic factor that has a direct effect on the demand for our products is the number of new housing construction starts and non-residential, or commercial, construction starts.  Interest rates have an indirect effect on the demand for our products due to the effect such rates have on the number of new residential and commercial construction starts and remodeling projects. An additional factor that has had an effect on our sales is fluctuations in foreign currencies, as a portion of our sales and certain portions of our costs, assets and liabilities are denominated in currencies other than the U.S. dollar.

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

A risk we face is our ability to deal effectively with increases in raw material costs. We require substantial amounts of raw materials, including bronze, brass, cast iron, steel and plastic to produce our products and substantially all of the raw materials we require are purchased from outside sources. We have experienced increases in the costs of bronze, brass, cast iron, steel and plastic. If we are not able to reduce or eliminate the effect of these cost increases by reducing production costs or successfully implementing price increases, these increases in raw material costs could reduce our profit margins.

Another risk we face in all areas of our business is competition. We consider brand preference, engineering specifications, plumbing code requirements, price, technological expertise, delivery times and breadth of product offerings to be the primary competitive factors. As mentioned previously, we believe that product development, product testing capability and investment in plant and equipment is needed to manufacture products in compliance with code requirements, which represents a barrier to entry for competitors. We are committed to maintaining our capital equipment at a level consistent with current technologies, as we spent approximately $4,600,000 in the first quarter of 2005, and expect to invest a total of approximately $22,400,000 in 2005. We are also committed to expanding our manufacturing capacity in lower cost countries such as China, Tunisia and Bulgaria. These manufacturing plant relocations and consolidations are an important part of our ongoing commitment to reduce production costs.

Recent Developments

On May 4, 2005, we filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission.  Securities to be registered will consist of up to $300,000,000 of an indeterminate amount of debt and/or equity securities.  Funds from any offerings will be used to finance acquisitions and working capital, repay or refinance debt and for other general corporate purposes.

In March 2005, we sold our minority interest in Jameco International, LLC (Jameco) to the majority owner for $250,000 in cash, completing the divestiture of our interest in Jameco.  In the fourth quarter of 2004, we recorded an impairment charge in discontinued operations to write-down the investment to estimated fair value.

Acquisitions

On January 5, 2005, a wholly owned subsidiary of the Company acquired 100% of the outstanding stock of HF Scientific, Inc., (HF) located in Fort Myers, Florida for approximately $7,200,000 in cash plus $800,000 in assumed debt. The Company will obtain a third-party valuation to allocate the purchase price consistent with the guidelines of Financial Accounting Standards Board Statement No. 141, “Business Combinations” (FAS 141).  The preliminary allocation for goodwill and intangible assets approximates $4,125,000 and $2,682,000, respectively.  HF manufactures and distributes a line of instrumentation equipment, test kits and chemical reagents used for monitoring water quality in a variety of applications.

On January 4, 2005, a wholly owned subsidiary of the Company acquired substantially all of the assets of Sea Tech, Inc. (Sea Tech) located in Wilmington, North Carolina for approximately $10,100,000 in cash.  The Company will obtain a third-party valuation to allocate the purchase price consistent with the guidelines of FAS 141.  The preliminary allocation for goodwill and intangible assets approximates $6,458,000 and $3,098,000, respectively.  Sea Tech provides cost effective solutions for fluidic connection needs. Sea Tech offers a wide range of standard and custom quick connect fittings, valves and manifolds and pex tubing designed to address specific customer requirements.

On September 28, 2004 a wholly owned subsidiary of the Company completed the planned increase of its ownership in Watts Stern Rubinetti, S.r.l (Stern) from 51% to 85%. The price paid for this additional 34% was approximately $800,000. The Company has a call option to acquire the remaining 15% from the minority shareholders for approximately $400,000. The option became exercisable on January 1, 2005. The Company anticipates exercising this option in the second quarter of 2005.

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

On March 29, 2004, a wholly-owned subsidiary of the Company acquired the 40% equity interest in Taizhou Shida Plumbing Manufacturing Co., Ltd. (Shida), that had been held by the Company’s former joint venture partner for approximately $3,000,000 in cash and the payment of $3,500,000 in connection with a know-how transfer and non-compete agreement. As of December 31, 2004 the Company had paid $5,750,000 in cash. The Company now owns 100% of Shida. Prior to the acquisition the joint venture declared a dividend of $1,250,000 and based on the 40% ownership, a $500,000 cash dividend was paid to its joint venture partner. The Company contracted for a third-party valuation to allocate the purchase price consistent with the guidelines of FAS 141. The final allocation to goodwill was $2,374,000 and $1,126,000 was allocated to intangible assets. The amount recorded as intangible assets was primarily for the non-compete agreement that has a 3-year life. The Company had made prior investments in 2003 and 2002 totaling $8,000,000 in cash for its initial 60% interest. Shida is a manufacturer of a variety of plumbing products sold both into the Chinese domestic market and export markets.

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

The acquisitions above have been accounted for utilizing the purchase method of accounting.  The pro-forma results have not been displayed, as the results are not significant, either individually or aggregated, to our consolidated financial position or results of operations.

Results of Operations

First Quarter Ended April 3, 2005 Compared to First Quarter Ended March 28, 2004

Net Sales.  Our business is reported in three geographic segments: North America, Europe and China. Our net sales in each of these segments for each of the first quarters ended 2005 and 2004 were as follows:

	First Quarter Ended April 3, 2005		First Quarter Ended March 28, 2004			% Change to Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales
	(in thousands)
North America	$147,477	67.3%	$120,982	65.0%	$26,495	14.2%
Europe	66,434	30.3	60,033	32.3	6,401	3.4
China	5,116	2.4	4,993	2.7	123.1
Total	$219,027	100%	$186,008	100%	$33,019	17.7%

The increase in net sales is attributable to the following:

					Change As a % of Consolidated Net Sales				Change As a % of Segment Net Sales
	North America	Europe	China	Total	North America	Europe	China	Total	North America	Europe	China
	(in thousands)
Internal growth	$19,245	$736	$123	$20,104	10.3%	.4%	.1%	10.8%	15.9%	1.2%	2.5%
Foreign exchange	750	2,862	—	3,612.4		1.5	—	1.9	.6	4.8	—
Acquisitions	6,500	2,803	—	9,303	3.5	1.5	—	5.0	5.4	4.7	—
Total	$26,495	$6,401	$123	$33,019	14.2%	3.4%	.1%	17.7%	21.9%	10.7%	2.5%

There were four additional billing days in the first quarter of 2005 as compared to the first quarter of 2004.

The internal growth in net sales in North America is due to increased price and unit sales in certain product lines into both the wholesale and DIY markets. Our wholesale market in the first quarter of 2005, excluding the sales from the acquisitions of HF, Sea Tech and Orion, grew by 14.3% compared to the first quarter of 2004, primarily due to increased sales of backflow preventer units, as well as in our plumbing and under-floor radiant heating product lines. Our sales into the North American DIY market in the first quarter of 2005 increased by 22.5% compared to the first quarter of 2004 primarily due to increased sales of our water connector products.

The increase in net sales due to foreign exchange in North America is due to the Canadian dollar appreciating against the U.S. dollar. We cannot predict whether the Canadian dollar will continue to appreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

The acquired growth in net sales in North America is due to the inclusion of net sales of HF, acquired on January 5, 2005, Sea Tech, acquired on January 4, 2005, and Orion, acquired on May 21, 2004.

The internal sales growth in Europe results from increased unit sales into the wholesale market being offset to some extent by decreased sales into the OEM market.

The increase in net sales due to foreign exchange in Europe is primarily due to the appreciation of the euro against the U.S. dollar. We cannot predict whether the euro will continue to appreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

The acquired growth in net sales in Europe is due to the inclusion of the net sales of TEAM, acquired in April 2004.

External China sales were flat primarily because some previous third party commodity product sales shifted to intercompany sales to North America.

Gross Profit.  Gross profit for the first quarter of 2005 increased $12,466,000, or 19.2%, compared to the first quarter of 2004. The increase in gross profit is attributable to the following:

	(in thousands)	% Change

Internal growth	$6,035	9.3%
Foreign exchange	1,250	1.9
Acquisitions	4,416	6.8
Restructuring	765	1.2
Total	$12,466	19.2%

The internal growth in gross profit is primarily due to the North American segment, which increased internal gross profits by $4,732,000. This increase is primarily due to increased sales of products to wholesalers.  The increase in gross profit from foreign exchange is primarily due to the appreciation of the euro and Canadian dollar against the U.S. dollar.  The increase in gross profit from acquisitions is due to the inclusion of gross profit from HF, Sea Tech, Orion and TEAM.

The increase in gross profit includes decreased manufacturing restructuring and other costs.  In the first quarter of 2005 we charged $412,000 to cost of sales as compared to $1,177,000 in the first quarter of 2004 for accelerated depreciation and other costs.

Selling, General and Administrative Expenses.  Selling, General and Administrative, or SG&A expenses, for the first quarter of 2005 increased $10,572,000, or 23.4%, compared to the first quarter of 2004.  The increase in SG&A expenses is attributable to the following:

	(in thousands)	% Change

Internal growth	$5,391	11.9%
Foreign exchange	768	1.7
Acquisitions	2,704	6.0
Other	1,709	3.8
Total	$10,572	23.4%

The internal increase in SG&A expenses is primarily due to increased variable selling expenses due to increased sales volumes and incremental costs incurred for compliance with the Sarbanes-Oxley Act (SOX).  The increase in SG&A expenses from foreign exchange is primarily due to the appreciation of the euro and Canadian dollar against the U.S. dollar.  The increase in SG&A expenses from acquisitions is due to the inclusion of HF, Sea Tech, Orion and TEAM.  Other includes costs of $709,000 for an earn-out arrangement from a prior year acquisition that is being accounted for as compensation expense and $1,000,000 in reserve reductions recorded in the first quarter of 2004 related to a favorable ruling in a legal matter.

Operating Income.  Operating income by geographic segment for each of the first quarters ended 2005 and 2004 were as follows:

	First Quarter Ended			% Change to Consolidated
	April 3, 2005	March 28, 2004	Change	Operating Income
	(in thousands)

North America	$18,446	$16,434	$2,012	10.2%
Europe	7,493	7,445	48.2
China	545	(458)	1,003	5.1
Corporate	(5,174)	(3,643)	(1,531)	(7.7)
Total	$21,310	$19,778	$1,532	7.8%

The increase in operating income is attributable to the following:

						Change					Change
						As a % of Consolidated Operating Income					As a % of Segment Operating Income
	North America	Europe	China	Corp.	Total	North America	Europe	China	Corp.	Total	North America	Europe	China	Corp.
	(in thousands)
Internal growth	$963	$(791)	$1,003	$(531)	$644	4.9%	(4.0)%	5.1%	(2.7)%	3.3%	5.9%	(10.6)%	219.0%	(14.6)%
Foreign exchange	155	327	—	—	482.8		1.6	—	—	2.4	.9	4.4	—	—
Acquisitions	824	888	—	—	1,712	4.2	4.5	—	—	8.7	5.0	11.9	—	—
Restructuring	779	(376)	—	—	403	3.9	(1.9)	—	—	2.0	4.7	(5.1)	—	—
Other	(709)	—	—	(1,000)	(1,709)	(3.6)	—	—	(5.0)	(8.6)	(4.3)	—	—	(27.4)
Total	$2,012	$48	$1,003	$(1,531)	$1,532	10.2%	.2%	5.1%	(7.7)%	7.8%	12.2%	.6%	219.0%	(42.0)%

 The internal growth in North America is primarily due to our increased gross profit in the wholesale market, benefits resulting from our completed manufacturing restructuring projects and product outsourcing, partially offset by increased net SG&A expense. In the first quarter of 2005, we experienced raw material cost increases in plastics purchases due to increases in oil costs, which have yet to be recovered through price increases.  In 2004, we experienced raw material cost increases for a majority of the commodities that we purchased, which we were able to recover by implementing price increases on some of our products. In the first quarter of 2005, we recorded $398,000 for costs associated with our manufacturing restructuring plan compared to $1,177,000 for the same period in 2004. We expect to record an additional $375,000 in the second quarter of 2005 for approved accelerated depreciation costs associated with the North American manufacturing restructuring plan. The acquired growth is due to the inclusion of operating income from HF, Sea Tech and Orion.  Other represents costs accrued for an earn-out arrangement that is being accounted for as compensation expense.

Internal profits lagged in Europe primarily due to weaker OEM product mix and increased SG&A expense. In the first quarter of 2005, we recorded $376,000 of costs associated with our manufacturing restructuring plan compared to no costs in 2004. We expect to record approximately $765,000 during the remainder of 2005 for estimated costs associated with the European manufacturing restructuring plan. The increase in operating income from foreign exchange is primarily due to the appreciation of the euro against the U.S. dollar. We cannot predict whether the euro will continue to appreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our operating income. The acquired growth in Europe is due to the inclusion of the operating income from TEAM.

The increase in internal growth in China of $1,003,000 is primarily attributable to improved manufacturing efficiencies associated with our wholly owned manufacturing plant in Tianjin and reduced SG&A expense.

The decrease in internal operating income in Corporate of $531,000 is primarily attributable to incremental costs incurred for compliance with SOX.  Other includes a reserve reduction in the first quarter of 2004 due to a favorable ruling in a legal matter.

Interest Expense.  Interest expense decreased $23,000, or 0.9%, for the first quarter of 2005 compared to the first quarter of 2004, primarily due to reduced debt levels and a slight decrease in the average rates charged on the Revolving Credit Facility.

We have entered into an interest rate swap for a notional amount of €25,000,000 outstanding on our prior revolving credit facility. We swapped the variable rate from the Revolving Credit Facility, which is three month EURIBOR plus 0.7%, for a fixed rate of 2.3%. The impact of the swap was immaterial to the overall interest expense.

Income Taxes.  Our effective rate for continuing operations decreased to 35.2% in the first quarter of 2005, from 37.3% for the first quarter of 2004.  The decrease is primarily due to a lower effective tax rate in Europe resulting from lower earnings in Germany and Italy.  In addition, our Chinese entities generated profits taxed at relatively lower rates in the first quarter of 2005 versus losses in 2004 for which minimal benefit was allowed.

Income From Continuing Operations.  Income from continuing operations for the first quarter 2005 increased $1,402,000, or 12.8%, to $12,397,000 or $0.37 per common share, from $10,995,000 or $0.34 per common share, for the first quarter of 2004, in each case, on a diluted basis. The appreciation of the euro and Canadian dollar against the U.S. dollar resulted in a positive impact on income from continuing operations of $0.01 per share for the first quarter of 2005 compared to the comparable period last year. We cannot predict whether the euro or Canadian dollar will continue to appreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net income.  Income from continuing operations for the first quarter of 2005 and 2004 include net costs incurred for our restructuring plan of $496,000 or ($0.02) per share and $724,000 or ($0.02) per share, respectively.

Loss From Discontinued Operations.  We recorded a charge net of tax to discontinued operations for the first quarter of 2005 of $39,000, or $0.00 per common share and income of $6,000, or $0.00 per common share, for the first quarter of 2004, in each case, on a diluted basis. These charges are primarily attributable to legal fees associated with the James Jones litigation, as described in Part I, Item 1. “Business-Product Liability, Environmental and Other Litigation Matters” in our Annual Report on Form 10-K for the year ended December 31, 2004.

Liquidity and Capital Resources

We used $8,189,000 of cash to fund continuing operations for the first quarter of 2005. We experienced an increase in accounts receivable in North America and Europe totaling approximately $9,000,000. The North America increase is primarily due to increased sales volume and timing of certain cash receipts from certain large customers.  The European increase is primarily due to increased sales volume.  Additionally, we experienced an increase in inventories in North America and Europe totaling approximately $10,900,000. The increase in inventory in Europe is primarily due to increased finished goods to support the delivery requirements of OEM customers in Europe.  North American inventories increased due to expected seasonal upswing in product demand and for new product introductions.  In addition, in the first quarter of 2005 cash was used to pay 2004 accrued incentives.

We generated $4,460,000 of net cash from investing activities for the first quarter of 2005 primarily from the sale of investment securities. We invested $4,602,000 in capital equipment.  Capital expenditures were primarily for manufacturing machinery and equipment as part of our ongoing commitment to improve our manufacturing capabilities. We expect to invest approximately $22,400,000 in capital equipment in 2005.  In January 2005, we paid approximately $17,300,000 to acquire HF and Sea Tech.

We used $1,181,000 of net cash from financing activities primarily to pay down debt acquired from HF and to fund higher dividend payments, offset by stock option proceeds.

Our revolving credit facility with a syndicate of banks (the Revolving Credit Facility) provides for multi-currency unsecured borrowings and stand-by letters of credit of up to $300,000,000 and matures in September 2009. The Revolving Credit Facility is being used to support our acquisition program, working capital requirements and for general corporate purposes.

Outstanding indebtedness under the Revolving Credit Facility bears interest at a rate determined by the type of loan plus an applicable margin determined by the Company’s debt rating, depending on the applicable base rate and our bond rating. The average interest rate for borrowings under the Revolving Credit Facility was approximately 2.76% for the quarter ended April 3, 2005. We had $219,373,000 of unused and potentially available revolving credit at April 3, 2005. The Revolving Credit Facility includes operational and financial covenants customary for facilities of this type, including, among others, restrictions on additional indebtedness, liens and investments and maintenance of certain leverage ratios. At April 3, 2005, we were in compliance with all covenants related to the Revolving Credit Facility.

We have entered into an interest rate swap for a notional amount of €25,000,000 outstanding under our revolving credit facility. We swapped the variable rate from the revolving credit facility that is three month EURIBOR plus 0.7% for a fixed rate of 2.3%. The term of the swap is two years. We have designated the swap as a hedging instrument using the cash flow method. The swap hedges the cash flows associated with interest payments on the first €25,000,000 of our Revolving Credit Facility. We mark to market the changes in value of the swap through other comprehensive income. Any ineffectiveness has been recorded in income. In the first quarter of 2005, we recorded a change of $24,000 in other comprehensive income for the decrease in the fair value of the swap.

We generated $630,000 of net cash from discontinued operations. During the first quarter of 2005, we received approximately $500,000 in cash as an indemnification payment for settlement costs we incurred in the James Jones case. This cash has been recorded as a liability at April 3, 2005 because of the possibility that we might have to reimburse the insurance company if it is ultimately successful with a future appeal. We also received approximately $2,100,000 in cash for reimbursement of defense costs related to the James Jones case. During the first quarter of 2005, we paid approximately $701,000 for defense costs and approximately $511,000 for indemnity costs we incurred in the James Jones case.

Working capital (defined as current assets less current liabilities) as of April 3, 2005 was $292,953,000 compared to $300,506,000 as of December 31, 2004. This decrease is primarily due to a reduction in investment securities offset by an increase in inventories and accounts receivable. The ratio of current assets to current liabilities was 2.5 to 1 as of April 3, 2005 and as of December 31, 2004. Cash and cash equivalents were $61,532,000 as of April 3, 2005 compared to $65,913,000 as of December 31, 2004.  This decrease in cash is due to increased working capital requirements, capital expenditures, as well as cash paid for acquisitions offset by the sale of investment securities.

We anticipate that available funds from current operations, existing cash and other sources of liquidity will be sufficient to meet current operating requirements and anticipated capital expenditures for at least the next 12 months. However, we may have to consider external sources of financing for any large future acquisitions.

Our long-term contractual obligations as of April 3, 2005 are presented in the following table:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt obligations, including current maturities (a)	$184,525	$5,542	$4,698	$48,732	$125,553
Operating lease obligations	19,909	2,575	5,716	4,274	7,344
Capital lease obligations (a)	1,196	484	654	58	—
Earn-out payment (b)	7,600	7,600	—	—	—
Other (c)	9,171	9,064	107	—	—
Total	$222,401	$25,265	$11,175	$53,064	$132,897

(a)          as recognized in the consolidated balance sheet

(b)         includes $6,359,000 recognized in the consolidated balance sheet

(c)          includes commodity and capital expenditure commitments at April 3, 2005

We maintain letters of credit that guarantee our performance or payment to third parties in accordance with specified terms and conditions. Amounts outstanding were approximately $46,658,000 as of April 3, 2005 and $42,570,000 as of December 31, 2004. Our letters of credit are primarily associated with insurance coverage and to a lesser extent foreign purchases and generally expire within one year of issuance. The increase is primarily associated with increased foreign purchases. These instruments may exist or expire without being drawn down, therefore they do not necessarily represent future cash flow obligations.

We own a 20% interest in Plumworld.co.uk Ltd, a variable interest entity. Plumbworld is primarily an e-business that sells bathroom and sanitary appliances, as well as, plumbing and heating products, tools and plumbing consumables. Its annualized sales are approximately $11,000,000. We have a nominal investment of approximately $500 in Plumbworld and maintain a loan receivable in the amount of approximately $876,000 with Plumbworld. We continue to account for our investment in Plumbworld using the equity method.

Application of Critical Accounting Policies and Key Estimates

The preparation of our consolidated financial statements in accordance with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported. A critical accounting estimate is an assumption about highly uncertain matters and could have a material effect on the consolidated financial statements if another, also reasonable, amount were used, or, a change in the estimate is reasonably likely from period to period. We base our assumptions on historical experience and on other estimates that we believe are reasonable under the circumstances. Actual results could differ significantly from these estimates. There were no changes in accounting policies or significant changes in accounting estimates during first quarter of 2005.

We periodically discuss the development, selection and disclosure of the estimates with the Audit Committee. Management believes the following critical accounting policies reflect its’ more significant estimates and assumptions.

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

Allowance for doubtful accounts

The allowance for doubtful accounts is established to represent our best estimate of the net realizable value of the outstanding accounts receivable. The development of our allowance for doubtful accounts varies by region but in general is based on a review of past due amounts, historical write-off experience, as well as aging trends affecting specific accounts and general operational factors affecting all accounts. In North America, management specifically analyzes individual accounts receivable and establishes specific reserves against financially troubled customers. In addition, factors are developed utilizing historical trends in bad debts, returns and allowances. The ratio of these factors to sales on a rolling twelve-month basis is applied to total outstanding receivables (net of accounts specifically identified) to establish a reserve. In Europe, management develops their bad debt allowance through an aging analysis of all their accounts, with analysis on the aging of specific delinquent accounts. In China, where payment terms are generally extended, we reserve all accounts receivable in excess of one year from the invoice date.

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

Goodwill and other intangibles

We adopted Financial Accounting Standards Board Statement No. 142 “Goodwill and Other Intangible Assets” (FAS 142) on January 1, 2002, and as a result we no longer amortize goodwill. Goodwill and intangible assets with indefinite lives are tested annually for impairment in accordance with the provisions of FAS 142. We use judgment in assessing whether assets may have become impaired between annual impairment tests.  We perform our annual test for goodwill impairment as of the last day of our fiscal October, which for 2005 will be as of October 30.

Intangible assets such as purchased technology are generally recorded in connection with a business acquisition. Generally the value assigned to intangible assets is determined by an independent valuation firm based on estimates and judgments regarding expectations of the success and life cycle of products and technology acquired.

It has been three years since adoption, and for all years our valuations have been greater than the carrying value of our goodwill and intangibles. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such factors as future sales volume, selling price changes, material cost changes, cost savings programs and capital expenditures could significantly affect our valuations. Other changes that may affect our valuations include, but are not limited to, product acceptances and regulatory approval. If actual product acceptance differs significantly from the estimates, we may be required to record an impairment charge to write down the assets to their realizable value. A severe decline in market value could result in an unexpected impairment charge to goodwill, which could have a material impact on the results of operations and financial position.

Product liability and workers compensation costs

Because of retention requirements associated with our insurance policies, we are generally self-insured for potential product liability claims and for workers’ compensation costs associated with workplace accidents. For product liability cases in the U.S., management estimates expected settlement costs by utilizing stop loss reports provided by our third party administrators as well as developing internal historical trend factors based on our specific claims experience. Management employs internal trend factors to determine our product liability reserve because we believe they more accurately reflect final expected settlement costs. In other countries, we maintain insurance coverage with relatively high deductible payments, as product liability claims tend to be smaller than those experienced in the U.S. Changes in the nature of claims or the actual settlement amounts could affect the adequacy of this estimate and require changes to the provisions.

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

Legal contingencies

We are a defendant in numerous legal matters including those involving environmental law and product liability as discussed further in Note 15 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2004. As required by Financial Accounting Standards Board Statement No. 5 “Accounting for Contingencies” (FAS 5), we determine whether an estimated loss from a loss contingency should be accrued by assessing whether a loss is deemed probable and the loss amount can be reasonably estimated, net of any applicable insurance proceeds. Estimates of potential outcomes of these contingencies are developed in consultation with outside counsel. While this assessment is based upon all available information, litigation is inherently uncertain and the actual liability to fully resolve this litigation cannot be predicted with any assurance of accuracy. Final settlement of these matters could possibly result in significant effects on our results of operations, cash flows and financial position.

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

Certain Factors Affecting Future Results

This report includes statements which are not historical facts and are considered forward looking within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements reflect Watts Water Technologies, Inc.’s current views about future results of operations and other forward-looking information.  In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will” and “would” or similar words. You should not rely on forward-looking statements because Watts’ actual results may differ materially from those indicated by these forward-looking statements as a result of a number of important factors.  These factors include, but are not limited to, the following:  shortages in and pricing of raw materials and supplies including recent cost increases by suppliers of raw materials and our ability to pass these costs on to customers, loss of market share through competition, introduction of competing products by other companies, pressure on prices from competitors, suppliers, and/or customers, diversion of management’s attention and costs associated with efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002, the identification and disclosure of material weaknesses in our internal controls over financial reporting, failure to expand our markets through acquisitions, failure or delay in developing new products, lack of acceptance of new products, failure to manufacture products that meet required performance and safety standards, foreign exchange rate fluctuations, cyclicality of industries, such as plumbing and heating wholesalers and home improvement retailers, in which the Company markets certain of its products, economic factors, such as the levels of housing starts and remodeling, impacting the markets where the Company’s products are sold, manufactured, or marketed, environmental compliance costs, product liability risks, the results and timing of the Company’s manufacturing restructuring plan, changes in the status of current litigation, including the James Jones case, and other risks and uncertainties discussed under the heading “Certain Factors Affecting Future Results” in the Watts Water Technologies, Inc. Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities Exchange Commission and other reports Watts files from time to time with the Securities and Exchange Commission.

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

Our foreign subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials and are denominated in European currencies or the U.S. or Canadian dollar. We use foreign currency forward exchange contracts to manage the risk related to intercompany purchases that occur during the course of a year and certain open foreign currency denominated commitments to sell products to third parties. For the first quarter ended April 3, 2005, we recorded $52,000 in other comprehensive income for the change in the fair value of such contracts in our Canadian operation.

We have historically had a very low exposure on the cost of our debt to changes in interest rates. Interest rate swaps are used to mitigate the impact of interest rate fluctuations on certain variable rate debt instruments and reduce interest expense on certain fixed rate instruments. Information about our long-term debt including principal amounts and related interest rates appears in Note 11 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2004.

We purchase significant amounts of bronze ingot, brass rod, cast iron, steel and plastic, which are utilized in manufacturing our many product lines. Our operating results can be adversely affected by changes in commodity prices if we are unable to pass on related price increases to our customers. We manage this risk by monitoring related market prices, working with our suppliers to achieve the maximum level of stability in their costs and related pricing, seeking alternative supply sources when necessary and passing increases in commodity costs to our customers, to the maximum extent possible, when they occur. Additionally, on a limited basis, we use commodity futures contracts to manage this risk, but we did not in the first quarter ended April 3, 2005.

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

Part II – OTHER INFORMATION

Item l.   Legal Proceedings

During the period covered by this quarterly report on Form 10-Q, there were no material developments with respect to our legal proceedings described in our annual report on form 10-K for the year ended December 31, 2004.

Item 6.   Exhibits

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATTS WATER TECHNOLOGIES, INC.

Date:	May 11, 2005	By:	/s/ Patrick S. O’Keefe
Patrick S. O’Keefe
Chief Executive Officer

Date:	May 11, 2005	By:	/s/ William C. McCartney
William C. McCartney
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description

3.1	Restated Certificate of Incorporation, as amended (1)

3.2	Amended and Restated By-Laws, as amended (1)

11	Statement Regarding Computation of Earnings per Common Share (2)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350.

(1)                                  Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (No. 333-105989) filed with the Securities and Exchange Commission on June 10, 2003.

(2)                                  Incorporated by reference to Note 6 to the Notes to Consolidated Financial Statements included in this Report.