Form 10-Q
period 2005-07-03
WATTS WATER TECHNOLOGIES INC
filed 2005-08-09
CIK 795403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 3, 2005

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to

Commission file number 001-11499

WATTS WATER TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-2916536
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

815 Chestnut Street, North Andover, MA	01845
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2005
Class A Common Stock, $.10 par value	25,174,148

Class B Common Stock, $.10 par value	7,343,880

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share information)

(Unaudited)

	July 3, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$66,236	$65,913
Investment securities	—	26,600
Trade accounts receivable, less allowance for doubtful accounts of $7,913 at July 3, 2005 and $7,551 at December 31, 2004	171,726	150,073
Inventories, net:
Raw materials	65,306	61,250
Work in process	27,540	28,020
Finished goods	123,272	113,774
Total Inventories	216,118	203,044
Prepaid expenses and other assets	16,755	14,359
Deferred income taxes	28,297	27,463
Assets of discontinued operations	9,372	10,227
Total Current Assets	508,504	497,679
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	321,413	321,655
Accumulated depreciation	(175,512)	(170,966)
Property, plant and equipment, net	145,901	150,689
OTHER ASSETS:
Goodwill	232,327	226,178
Other	54,103	49,702
TOTAL ASSETS	$940,835	$924,248

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$76,577	$73,606
Accrued expenses and other liabilities	59,226	64,604
Accrued compensation and benefits	28,685	29,679
Current portion of long-term debt	6,198	4,981
Liabilities of discontinued operations	23,456	24,303
Total Current Liabilities	194,142	197,173
LONG-TERM DEBT, NET OF CURRENT PORTION	196,581	180,562
DEFERRED INCOME TAXES	20,235	19,578
OTHER NONCURRENT LIABILITIES	24,657	26,632
MINORITY INTEREST	7,525	7,515

STOCKHOLDERS’ EQUITY:
Preferred Stock, $.10 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Class A Common Stock, $.10 par value; 80,000,000 shares authorized; 1 vote per share; issued and outstanding: 25,174,148 shares at July 3, 2005 and 25,049,338 shares at December 31, 2004	2,517	2,505
Class B Common Stock, $.10 par value; 25,000,000 shares authorized; 10 votes per share; issued and outstanding: 7,343,880 shares at July 3, 2005 and at December 31, 2004	734	734
Additional paid-in capital	143,222	140,172
Retained earnings	345,194	324,145
Deferred compensation	(2,068)	(1,386)
Accumulated other comprehensive income	8,096	26,618
Total Stockholders’ Equity	497,695	492,788
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$940,835	$924,248

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share information)

(Unaudited)

	Second Quarter Ended
	July 3, 2005	June 27, 2004
Net sales	$228,183	$206,954
Cost of goods sold	147,000	131,327
GROSS PROFIT	81,183	75,627
Selling, general & administrative expenses	56,886	50,920
Restructuring and other charges	96	—
OPERATING INCOME	24,201	24,707
Other (income) expense:
Interest income	(329)	(261)
Interest expense	2,567	2,758
Minority interest	72	340
Other	(90)	(92)
	2,220	2,745
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	21,981	21,962
Provision for income taxes	7,993	7,903
INCOME FROM CONTINUING OPERATIONS	13,988	14,059
Loss from discontinued operations, net of taxes	(75)	(106)
NET INCOME	$13,913	$13,953

BASIC EPS
Income per share:
Continuing operations	$.43	$.43
Discontinued operations	—	—
NET INCOME	$.43	$.43
Weighted average number of shares	32,475	32,265

DILUTED EPS
Income per share:
Continuing operations	$.42	$.43
Discontinued operations	—	—
NET INCOME	$.42	$.43
Weighted average number of shares	33,077	32,726

Dividends per share	$.08	$.07

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share information)

(Unaudited)

	Six Months Ended
	July 3, 2005	June 27, 2004
Net sales	$447,210	$392,962
Cost of goods sold	288,649	252,423
GROSS PROFIT	158,561	140,539
Selling, general & administrative expenses	112,592	96,054
Restructuring and other charges	458	—
OPERATING INCOME	45,511	44,485
Other (income) expense:
Interest income	(638)	(563)
Interest expense	5,088	5,302
Minority interest	137	515
Other	(177)	(256)
	4,410	4,998
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	41,101	39,487
Provision for income taxes	14,716	14,433
INCOME FROM CONTINUING OPERATIONS	26,385	25,054
Loss from discontinued operations, net of taxes	(114)	(100)
NET INCOME	$26,271	$24,954

BASIC EPS
Income per share:
Continuing operations	$.81	$.78
Discontinued operations	—	—
NET INCOME	$.81	$.78
Weighted average number of shares	32,442	32,202

DILUTED EPS
Income per share:
Continuing operations	$.80	$.77
Discontinued operations	—	—
NET INCOME	$.80	$.77
Weighted average number of shares	33,032	32,639

Dividends per share	$.16	$.14

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended
	July 3, 2005	June 27, 2004
OPERATING ACTIVITIES
Income from continuing operations	$26,385	$25,054
Adjustments to reconcile net income from continuing operations to net cash provided by continuing operating activities:
Depreciation	12,189	13,432
Amortization	1,037	713
Deferred income taxes	(1,343)	(147)
Other	223	468
Changes in operating assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable	(25,780)	(23,791)
Inventories	(17,783)	(31,950)
Prepaid expenses and other assets	(3,051)	(4,375)
Accounts payable, accrued expenses and other liabilities	281	7,756
Net cash used in operating activities	(7,842)	(12,840)

INVESTING ACTIVITIES
Additions to property, plant and equipment	(9,338)	(11,449)
Proceeds from the sale of property, plant and equipment	122	1,791
Investment in securities	—	(25,000)
Proceeds from maturity of securities	26,600	2,000
Increase in other assets	(223)	(172)
Business acquisitions, net of cash acquired	(28,178)	(66,544)
Net cash used in investing activities	(11,017)	(99,374)

FINANCING ACTIVITIES
Proceeds from long-term borrowings	32,584	31,682
Payments of long-term debt	(9,869)	(20,386)
Proceeds from exercise of stock options	2,380	2,847
Dividends	(5,222)	(4,534)
Net cash provided by financing activities	19,873	9,609
Effect of exchange rate changes on cash and cash equivalents	(519)	(675)
Net cash provided by (used in) discontinued operations	(172)	6,573
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	323	(96,707)
Cash and cash equivalents at beginning of period	65,913	145,001
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$66,236	$48,294

NON CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of businesses:
Fair value of assets acquired	$32,349	$75,006
Cash paid, net of cash acquired	28,178	66,544
Liabilities assumed	$4,171	$8,462

CASH PAID FOR
Interest	$3,680	$3,608
Taxes	$16,421	$18,795

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in Watts Water Technologies, Inc.’s Consolidated Balance Sheet as of July 3, 2005, its Consolidated Statements of Operations for the second quarter and six months ended July 3, 2005 and the second quarter and six months ended June 27, 2004, and its Consolidated Statements of Cash Flows for the six months ended July 3, 2005 and the six months ended June 27, 2004.

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

The Company operates on a 52-week fiscal year ending on December 31.  Any second quarter ended data contained in this Report on Form 10-Q reflects the results of operations for the 13-week period ended on the Sunday nearest June 30 of the respective year.  There were four additional billing days in the six months ended July 3, 2005 than were in the six months ended June 27, 2004.

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

Goodwill and Long-Lived Assets

The changes in the carrying amount of goodwill by geographic segments from December 31, 2004 to July 3, 2005 are as follows:

	North America	Europe	China	Total
	(in thousands)

Carrying amount at the beginning of period	$123,539	$98,117	$4,522	$226,178
Goodwill acquired during the period	10,656	4,912	—	15,568
Adjustments to goodwill during the period	273	(187)	936	1,022
Effect of change in exchange rates used for translation	(16)	(10,425)	—	(10,441)
Carrying amount at end of period	$134,452	$92,417	$5,458	$232,327

Other intangible assets include the following and are presented in “Other Assets: Other”, in the July 3, 2005 Consolidated Balance Sheet:

	Gross Carrying Amount	Accumulated Amortization
	(in thousands)

Patents	$9,095	$(4,520)
Other	19,360	(3,339)
Total amortizable intangibles	28,455	(7,859)
Intangible assets not subject to amortization	22,374	—
Total	$50,829	$(7,859)

Aggregate amortization expense for amortized other intangible assets for the second quarter of 2005 and 2004 were $518,000 and $574,000, respectively, and for the six-month period of 2005 and 2004 were $1,037,000 and $713,000, respectively. Additionally, future amortization expense on other intangible assets will be approximately $1,031,000 for 2005, $2,090,000 for 2006, $1,829,000 for 2007, $1,683,000 for 2008 and $1,658,000 for 2009.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations. The Company records stock-based compensation expense associated with its Management Stock Purchase Plan due to the discount from market price. Stock-based compensation expense is amortized to expense on a straight-line basis over the vesting period. The following table illustrates the effect on reported net income and earnings per common share if the Company had applied the fair value method to measure stock-based compensation as required under the disclosure provisions of Financial Accounting Standards Board No. 123, “Accounting for Stock-Based Compensation” (FAS 123) as amended by Financial Accounting Standards Board No. 148 “Accounting for Stock-Based Compensation Transition and Disclosure” (FAS 148).

	Second Quarter Ended
	July 3, 2005	June 27, 2004
	(in thousands, except per share information)
Net income, as reported	$13,913	$13,953
Add: Stock-based employee compensation expense from the Management Stock Purchase Plan included in reported net income, net of tax	158	110
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax:
Restricted stock units (Management Stock Purchase Plan)	(159)	(112)
Employee stock options	(170)	(150)
Pro forma net income	$13,742	$13,801

Earnings per share:
Basic-as reported	$.43	$.43
Basic-pro forma	$.42	$.43
Diluted-as reported	$.42	$.43
Diluted-pro forma	$.42	$.42

	Six Months Ended
	July 3, 2005	June 27, 2004
	(in thousands, except per share information)

Net income, as reported	$26,271	$24,954
Add: Stock-based employee compensation expense from the Management Stock Purchase Plan included in reported net income, net of tax	316	206
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax:
Restricted stock units (Management Stock Purchase Plan)	(318)	(224)
Employee stock options	(340)	(300)
Pro forma net income	$25,929	$24,636

Earnings per share:
Basic-as reported	$.81	$.78
Basic-pro forma	$.80	$.77
Diluted-as reported	$.80	$.77
Diluted-pro forma	$.79	$.76

Shipping and Handling

The Company’s shipping costs included in selling, general and administrative expense were $6,594,000 and $6,520,000 for the second quarter of 2005 and 2004, respectively, and were $12,786,000 and $12,302,000 for the first six months of 2005 and 2004, respectively.

Research and Development

Research and development costs included in selling, general, and administrative expense were $2,989,000 and $2,504,000 for the second quarter of 2005 and 2004, respectively, and were $5,908,000 and $4,865,000 for the six month period of 2005 and 2004, respectively.

New Accounting Standards

On November 29, 2004, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards Board Statement No. 151, “Inventory Costs” (FAS 151). FAS 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for inventory costs. The provisions of this statement are effective for fiscal years beginning after June 15, 2005, although early application is permitted. The Company does not expect that the impact of this statement will be material to the consolidated financial statements.

On December 16, 2004, the FASB issued its final standard on accounting for share-based payments (SBP), Financial Accounting Standards Board Statement No. 123R (FAS 123R) that requires companies to expense the value of employee stock options and similar awards. The statement was initially effective for public companies for interim and annual periods beginning after June 15, 2005, and applies to all outstanding and unvested SBP awards at a company’s adoption date.  The Securities and Exchange Commission recently delayed implementation to fiscal years beginning after June 15, 2005.  Therefore, the Company intends to delay implementation of FAS 123R until January 1, 2006. The impact of this statement on the Company’s results of operations (based on equity instruments outstanding at July 3, 2005) for the fiscal year ending December 31, 2006 is expected to be approximately ($0.02) per share.

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

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47).  FIN 47 is an interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations” (FAS 143) and serves to clarify that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated.  FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate such a liability.  FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005.  The Company has not yet determined the impact of this statement to the consolidated financial statements.

In May 2005, the FASB issued Financial Accounting Standards Board Statement No. 154, “ Accounting Changes and Error Corrections”(FAS 154), a replacement of APB Opinion No. 20, “Accounting Changes” and a replacement of FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”.  FAS 154 changes the accounting for, and reporting of, a change in accounting principle.  The statement requires retrospective application to prior period’s financial statements of voluntary changes in accounting principles and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so.  The statement is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005.  Earlier application is permitted for accounting changes and corrections of errors during fiscal years beginning after June 1, 2005.

3.  Discontinued Operations

In September 1996, the Company divested its Municipal Water Group businesses, which included Henry Pratt, James Jones Company and Edward Barber and Company Ltd.  Costs and expenses related to the Municipal Water Group for 2005 and 2004 primarily relate to legal and settlement costs associated with the James Jones Litigation.

In the fourth quarter of 2004 the Company decided to divest its interest in a minority-owned subsidiary Jameco International, LLC (Jameco) that had been previously consolidated as a result of Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities-Revised” (FIN 46R). Jameco was recorded in the North American segment. Management determined that Jameco did not have a long-term strategic fit with the Company. As a result, in the fourth quarter of 2004 the Company recorded an impairment charge net of tax of $739,000 to write down its investment to estimated fair value of $250,000. The Company sold its interest in Jameco in March 2005 to the majority owner of Jameco for $250,000. Jameco imports and sells vitreous china, imported faucets and faucet parts and imported bathroom accessories to the North American home improvement retail market.

Condensed operating statements and balance sheets for discontinued operations is summarized below:

	Second Quarter Ended
	July 3, 2005	June 27, 2004
	(in thousands)
Net sales—Jameco International, LLC	$—	$5,784
Cost and expenses:
Jameco International, LLC	—	(5,839)
Municipal Water Group	(120)	(117)
Loss before income taxes	(120)	(172)
Income tax benefit	45	66
Loss from discontinued operations, net of taxes	$(75)	$(106)

	Six Months Ended
	July 3, 2005	June 27, 2004
	(in thousands)
Net sales—Jameco International, LLC	$—	$10,538
Cost and expenses:
Jameco International, LLC	—	(10,547)
Municipal Water Group	(184)	(154)
Loss before income taxes	(184)	(163)
Income tax benefit	70	63
Loss from discontinued operations, net of taxes	$(114)	$(100)

July 3, 2005
(in thousands)
Prepaid expenses and other assets	$1,878
Deferred income taxes	7,494
Assets of discontinued operations	$9,372
Accrued expenses and other liabilities	23,456
Liabilities of discontinued operations	$23,456

The assets and liabilities at July 3, 2005 primarily relate to the reserves for the James Jones Litigation.

4.  Derivative Instruments

The Company uses foreign currency forward exchange contracts as a cash flow hedge to reduce the impact of currency fluctuations on certain anticipated intercompany purchase transactions that are expected to occur within the year and certain other foreign currency transactions. Related gains and losses are recognized in other income/expense when the contracts expire, which is in the same period as the underlying foreign currency denominated transaction. These contracts do not subject the Company to significant market risk from exchange movement because they offset gains and losses on the related foreign currency denominated transactions. For the first six months of 2005 and 2004 the amount recorded in other comprehensive income for the change in the fair value of the contracts was immaterial.

The Company occasionally uses commodity futures contracts to fix the price on a portion of certain raw materials used in the manufacturing process. These contracts highly correlate to the actual purchases of the commodity and the contract values are reflected in the cost of the commodity as it is actually purchased. At July 3, 2005 and June 27, 2004 the Company had no commodity contracts.

5.  Restructuring

The Company continues to implement a plan to consolidate several of its manufacturing plants in North America and Europe. At the same time it is expanding its manufacturing capacity in China and other low cost areas of the world.  In the second quarter of 2005, the Company recorded a pre-tax charge of approximately $398,000 compared to $560,000 in the second quarter of 2004. For the first six months of 2005, the Company recorded a pre-tax charge of approximately $1,172,000 compared to $1,737,000 for the first six months of 2004. Pre-tax costs of $302,000 and $560,000 were recorded in costs of goods sold in the second quarter of 2005 and 2004, respectively, and pre-tax costs of $714,000 and $1,737,000 were recorded in costs of goods sold for the first six months of 2005 and 2004, respectively. Costs incurred for the second quarters and the first six months of 2005 and 2004 included accelerated depreciation for both the expected closure of a U.S. manufacturing plant and a reduction in the estimated useful lives of certain manufacturing equipment.  Additionally, $96,000 and $458,000 were charged to restructuring and other charges in the second quarter and six months ended July 3, 2005, respectively.  These costs represent severance related to a European restructuring including personnel reductions and the movement of manufacturing equipment to a lower cost location.

6.  Earnings per Share

The following tables set forth the reconciliation of the calculation of earnings per share:

	For the Second Quarter Ended July 3, 2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Amounts in thousands, except share and per share amounts)
Basic EPS
Income from continuing operations	$13,988	32,475,474	$.43
Loss from discontinued operations	(75)		—
Net income	$13,913		$.43
Effect of dilutive securities
Common stock equivalents		601,866
Diluted EPS
Income from continuing operations	$13,988		$.42
Loss from discontinued operations	(75)		—
Net income	$13,913	33,077,340	$.42

	For the Second Quarter Ended June 27, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Amounts in thousands, except share and per share amounts)
Basic EPS
Income from continuing operations	$14,059	32,264,768	$.43
Loss from discontinued operations	(106)		—
Net income	$13,953		$.43
Effect of dilutive securities
Common stock equivalents		461,501
Diluted EPS
Income from continuing operations	$14,059		$.43
Loss from discontinued operations	(106)		—
Net income	$13,953	32,726,269	$.43

	For the Six Months Ended July 3, 2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Amounts in thousands, except share and per share amounts)
Basic EPS
Income from continuing operations	$26,385	32,442,216	$.81
Loss from discontinued operations	(114)		—
Net income	$26,271		$.81
Effect of dilutive securities
Common stock equivalents		589,560
Diluted EPS
Income from continuing operations	$26,385		$.80
Loss from discontinued operations	(114)		—
Net income	$26,271	33,031,776	$.80

	For the Six Months Ended June 27, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Amounts in thousands, except share and per share amounts)
Basic EPS
Income from continuing operations	$25,054	32,201,758	$.78
Loss from discontinued operations	(100)		—
Net income	$24,954		$.78
Effect of dilutive securities
Common stock equivalents		437,183
Diluted EPS
Income from continuing operations	$25,054		$.77
Loss from discontinued operations	(100)		—
Net income	$24,954	32,638,941	$.77

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

The following is a summary of our significant accounts and balances by segment, reconciled to our consolidated totals:

	North America	Europe	China	Corporate (*)	Consolidated
	(in thousands)
Quarter ended July 3, 2005
Net sales	$157,116	$63,636	$7,431	$—	$228,183
Operating income (loss)	19,695	7,952	572	(4,018)	24,201
Capital expenditures	3,275	1,096	365	—	4,736
Depreciation and amortization	3,284	1,905	1,039	—	6,228

Quarter ended June 27, 2004
Net sales	$138,782	$60,981	$7,191	$—	$206,954
Operating income (loss)	21,077	7,992	457	(4,819)	24,707
Capital expenditures	2,267	1,317	2,920	—	6,504
Depreciation and amortization	3,461	2,366	1,234	—	7,061

Six months ended July 3, 2005
Net sales	$304,593	$130,070	$12,547	$—	$447,210
Operating income (loss)	37,523	15,445	1,117	(8,574)	45,511
Identifiable assets	535,406	315,302	90,127	—	940,835
Long-lived assets	75,203	45,224	25,474	—	145,901
Intangibles	31,428	8,886	2,656	—	42,970
Capital expenditures	5,563	2,446	1,329	—	9,338
Depreciation and amortization	6,612	4,231	2,383	—	13,226

Six months ended June 27, 2004
Net sales	$259,764	$121,014	$12,184	$—	$392,962
Operating income (loss)	36,235	15,437	(1)	(7,186)	44,485
Identifiable assets	518,884	295,448	77,905	—	892,237
Long-lived assets	74,201	48,476	26,515	—	149,192
Intangibles	23,240	9,998	6,087	—	39,325
Capital expenditures	4,059	3,030	4,360	—	11,449
Depreciation and amortization	7,565	4,624	1,956	—	14,145

The above operating segments are presented on a basis consistent with the presentation included in the Company’s December 31, 2004 financial statements included in its Annual Report on Form 10-K.

*Corporate expenses are primarily for Sarbanes-Oxley compliance, compensation expense, and professional fees, including legal and audit expenses and benefit administration costs. These costs are not allocated to the geographic segments as they are viewed as corporate functions that support all segments.

The North American segment consists of U.S. net sales of $145,930,000 and $129,637,000 for the second quarter of 2005 and 2004, respectively, and $282,535,000 and $242,362,000 for the six months of 2005 and 2004, respectively. The North American segment also consists of U.S. long-lived assets of $70,499,000 and $69,592,000 at July 3, 2005 and June 27, 2004, respectively.

Intersegment sales for the quarter ended July 3, 2005 for North America, Europe and Asia were $1,422,000, $1,578,000 and $12,456,000, respectively.  Intersegment sales for the quarter ended June 27, 2004 for North America, Europe and China were $1,694,000, $2,253,000 and $6,986,000, respectively.

Intersegment sales for the six months ended July 3, 2005 for North America, Europe and Asia were $2,531,000, $2,982,000 and $21,857,000, respectively.  Intersegment sales for the six months ended June 27, 2004 for North America, Europe and China were $2,611,000, $3,763,000 and $11,573,000, respectively.

8.  Other Comprehensive Income (Loss)

Other comprehensive income (loss) consist of the following:

	Foreign Currency Translation	Pension Adjustment	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
	(in thousands)

Balance December 31, 2004	$32,506	$(5,849)	$(39)	$26,618
Change in period	(6,857)	—	(28)	(6,885)
Balance April 3, 2005	$25,649	$(5,849)	$(67)	$19,733
Change in period	(11,737)	—	100	(11,637)
Balance July 3, 2005	$13,912	$(5,849)	$33	$8,096

Balance December 31, 2003	$19,588	$(5,829)	$46	$13,805
Change in period	(5,585)	—	(209)	(5,794)
Balance at March 28, 2004	$14,003	$(5,829)	$(163)	$8,011
Change in period	(518)	—	196	(322)
Balance June 27, 2004	$13,485	$(5,829)	$33	$7,689

Accumulated other comprehensive income (loss) in the Consolidated Balance Sheets as of July 3, 2005 and June 27, 2004 consists of cumulative translation adjustments and changes in the fair value of certain financial instruments that qualify for hedge accounting as required by FAS 133.  The Company’s total comprehensive income was as follows:

	Second Quarter Ended
	July 3, 2005	June 27, 2004
	(in thousands)

Net income	$13,913	$13,953
Unrealized gain on derivative instruments	100	196
Foreign currency translation adjustments	(11,737)	(518)
Total comprehensive income	$2,276	$13,631

	Six Months Ended
	July 3, 2005	June 27, 2004
	(in thousands)

Net income	$26,271	$24,954
Unrealized gain (loss) on derivative instruments	72	(13)
Foreign currency translation adjustments	(18,594)	(6,103)
Total comprehensive income	$7,749	$18,838

9.  Acquisitions

On June 20, 2005, a wholly owned subsidiary of the Company acquired the water softener business of Alamo Water Refiners, Inc. (Alamo) located in San Antonio, Texas for approximately $5,000,000.  The Company has obtained a preliminary third-party valuation to allocate the purchase price consistent with the guidelines of Financial Accounting Standards Board Statement No. 141, “Business Combinations” (FAS 141).  The preliminary allocation for intangible assets is approximately $605,000. There was no allocation to goodwill. Alamo sells both residential and commercial water softeners, which are used to filter calcium and magnesium from water supplies.

On May 11, 2005, a wholly owned subsidiary of the Company acquired 100% of the outstanding stock of Electro Controls Ltd. (Electro Controls) located in Hounslow, United Kingdom for approximately $10,900,000 net of cash acquired of approximately $5,010,000. The Company has obtained a preliminary third-party valuation to allocate the purchase price consistent with the guidelines of FAS 141.  The preliminary allocations for goodwill and intangible assets are approximately $4,912,000 and $315,000, respectively. Electro Controls designs and assembles a range of electrical controls for the HVAC market, with sales primarily in the United Kingdom.

On January 5, 2005, a wholly owned subsidiary of the Company acquired 100% of the outstanding stock of HF Scientific, Inc., (HF) located in Fort Myers, Florida for approximately $7,260,000 in cash plus $800,000 in assumed debt. The Company obtained a third-party valuation to allocate the purchase price consistent with the guidelines of FAS 141.  The preliminary allocations for goodwill and intangible assets are approximately $4,167,000 and $2,660,000, respectively.  HF manufactures and distributes a line of instrumentation equipment, test kits and chemical reagents used for monitoring water quality in a variety of applications.

On January 4, 2005, a wholly owned subsidiary of the Company acquired substantially all of the assets of Sea Tech, Inc. (Sea Tech) located in Wilmington, North Carolina for approximately $10,100,000 in cash. The purchase agreement contains an earn-out provision to be calculated on a cumulative basis over a three-year period ending December 31, 2007.  Payments under the agreement, if any, will not exceed $5,000,000.  The Company obtained a third-party valuation to allocate the purchase price consistent with the guidelines of FAS 141.  The preliminary allocations for goodwill and intangible assets are approximately $6,490,000 and $3,033,000, respectively.  Sea Tech provides cost effective solutions for fluidic connection needs. Sea Tech offers a wide range of standard and custom quick connect fittings, valves and manifolds and pex tubing designed to address specific customer requirements.

The acquisitions above have been accounted for using the purchase method of accounting.  The pro-forma results have not been displayed, as the results are not significant, either individually or aggregated.

10.  Debt Issuance

On September 23, 2004, the Company entered into an unsecured revolving credit facility with a syndicate of banks (the Revolving Credit Facility). The Revolving Credit Facility provides for multi-currency unsecured borrowings and stand-by letters of credit of up to $300,000,000 and expires in September 2009. Borrowings outstanding under the Revolving Credit Facility bear interest at a fluctuating rate per annum for an applicable percentage equal to (i) in the case of Eurocurrency rate loans, the British Bankers Association LIBOR rate plus an applicable percentage, of up to 0.875% based on the Company’s current consolidated leverage ratio and debt rating, or (ii) in the case of base rate loans and swing line loans, the higher of (a) the federal funds rate plus 0.5% and (b) the annual rate of interest announced by Bank of America, N.A. as its “prime rate.”  The average interest rate for borrowings under the revolving credit facility was approximately 2.7% for the quarter ended July 3, 2005. The Revolving Credit Facility replaced the unsecured revolving credit facility provided under the Revolving Credit Agreement dated February 28, 2002. The Revolving Credit Facility was used to pay off the debt that existed on the previous credit facility. The Revolving Credit Facility includes operational and financial covenants customary for facilities of this type, including, among others, restrictions on additional indebtedness, liens and investments and maintenance of certain leverage ratios. As of July 3, 2005, the Company was in compliance with all covenants related to the Revolving Credit Facility. The Company had approximately $197,795,000 of unused and available credit under the Revolving Credit Facility at July 3, 2005.  At July 3, 2005, $69,563,500 of debt was outstanding for euro based borrowings on the Revolving Credit Facility and recorded as long-term debt. Additionally, there was $32,642,000 outstanding for stand-by letters of credit on the Revolving Credit Facility at July 3, 2005.

Effective July 1, 2005, the Company entered into a three-year interest rate swap with a counterparty for a notional amount of €25,000,000, which is outstanding under its Revolving Credit Facility.  The Company swapped the variable rate from the Revolving Credit Facility, which is EURIBOR plus .6% for a fixed rate of 3.02%.  The Company had designated the swap as a hedge using the cash flow method.  The swap is hedging the cash flows associated with interest payments on the first €25,000,000 of its Revolving Credit Facility.  The Company will mark to market the changes in fair value of the swap through other comprehensive income.  Any ineffectiveness will be recorded in income.  At July 3, 2005, the fair value of the swap was immaterial.

The Company had previously entered into an interest rate swap for a notional amount of €25,000,000 outstanding on the Company’s Revolving Credit Facility that expired on June 30, 2005.  The term of the swap was two years. The Company swapped the variable rate from the Revolving Credit Facility, which is three month EURIBOR plus 0.7%, for a fixed rate of 2.3%. The Company had designated the swap as a hedging instrument using the cash flow method. The swap hedged the cash flows associated with interest payments on the first €25,000,000 of the Company’s Revolving Credit Facility. The Company marked to market the changes in value of the swap through other comprehensive income. Any ineffectiveness had been recorded in income.

In May 2005, the Company filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission, pursuant to which the Company registered $300,000,000 of an indeterminate amount of debt and/or equity securities.  Funds from any offerings will be used to finance acquisitions and working capital, repay or refinance debt and for other general corporate purposes.

11.  Contingencies and Environmental Remediation

As disclosed in Part I, Item 1, “Product Liability, Environmental and Other Litigation Matters” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, the Company is a party to litigation described as the James Jones Litigation.

In the James Jones Litigation, on June 22, 2005, the California Superior Court dismissed the claims of the Relator on behalf of the remaining Phase II cities (Contra Costa, Corona, Santa Cruz and Vallejo) and ruled that the Relator and these cities were obliged to show that the cities had received out-of-specification parts which were related to specific invoices, and that this showing had not been made.  Although each city’s claim is unique, this ruling is significant for the claims of the remaining cities, and an appeal by the Relator is expected.  Litigation is inherently uncertain, and the Company is unable to predict the outcome of this expected appeal.

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

The components of net periodic benefit cost are as follows:

	Second Quarter Ended
	July 3, 2005	June 27, 2004
	(in thousands)

Service cost—benefits earned	$715	$582
Interest costs on benefits obligation	838	737
Estimated return on assets	(790)	(688)
Transitional asset amortization	—	(60)
Prior service cost amortization	60	53
Net loss amortization	215	184
Net periodic benefit cost	$1,038	$808

	Six Months Ended
	July 3, 2005	June 27, 2004
	(in thousands)

Service cost—benefits earned	$1,430	$1,200
Interest costs on benefits obligation	1,676	1,520
Estimated return on assets	(1,580)	(1,420)
Transitional asset amortization	—	(125)
Prior service cost amortization	120	110
Net loss amortization	430	380
Net periodic benefit cost	$2,076	$1,665

Cash flows:

The information related to the Company’s pension funds cash flow is as follows:

	Six Months Ended
	July 3, 2005	June 27, 2004
	(in thousands)

Employer contributions	$1,758	$52

Remaining 2005 contributions are expected to be immaterial.

13.  Subsequent Events

On July 8, 2005, a wholly owned subsidiary of the Company acquired the water connector business of the Donald E. Savard Company  (Savard) located in San Gabriel, California for approximately $3,600,000.  This acquisition allows the Company to expand its presence in one of its product lines with a brand name that is well known to the plumbing wholesale market.

On July 5, 2005, a wholly owned subsidiary of the Company acquired 100% of the outstanding stock of Microflex N.V. (Microflex) located in Rotselaar, Belgium for approximately $14,700,000.  Microflex produces and distributes flexible, pre-insulated, waterproof PEX pipes for hot and cold water transport, as well as a range of accessory products including couplings, caps, and insulation kits in the HVAC and water protection markets.

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

We operate on a 52-week fiscal year ending on December 31.  Any second quarter ended data contained in this Report on Form 10-Q reflects the results of operations for the 13-week period ended on the Sunday nearest June 30 of the respective year.  There were four additional billing days in the six months ended July 3, 2005 than were in the six months ended June 27, 2004.

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

We believe that the factors relating to our future growth include our ability to continue to make selected acquisitions, both in our core markets as well as new complementary markets, regulatory requirements relating to the quality and conservation of water and increased demand for clean water and continued enforcement of plumbing and building codes. We have completed twenty-two acquisitions since divesting our industrial and oil and gas business in 1999. Our acquisition strategy focuses on businesses that manufacture preferred brand name products that address our themes of water quality, water safety, water conservation and water flow control. We target businesses that will provide us with one or more of the following: an entry into new markets, an increase in shelf space with existing customers, a new or improved technology or an expansion of the breadth of our water quality, water conservation, water safety and water flow control products for the residential and commercial markets.

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

Another risk we face in all areas of our business is competition. We consider brand preference, engineering specifications, plumbing code requirements, price, technological expertise, delivery times and breadth of product offerings to be the primary competitive factors. As mentioned previously, we believe that product development, product testing capability and investment in plant and equipment is needed to manufacture products in compliance with code requirements, which represents a barrier to entry for competitors. We are committed to maintaining our capital equipment at a level consistent with current technologies, as we spent approximately $4,700,000 in the second quarter of 2005, and expect to invest a total of approximately $22,400,000 in 2005. We are also committed to expanding our manufacturing capacity in lower cost countries such as China, Tunisia and Bulgaria. These manufacturing plant relocations and consolidations are an important part of our ongoing commitment to reduce production costs.

Recent Developments

On July 21, 2005, China revalued its currency higher against the U.S. dollar and stated it would no longer tie the yuan to a fixed rate against the U.S. currency. The yuan was revalued to 8.11 yuan per dollar from 8.28, or 2.1%.  China also stated it will now peg the yuan against numerous currencies, although it will keep the yuan in a tight band rather than letting it trade freely. We do not expect the revaluation to have an immediate material effect on our consolidated financial statements. We cannot predict whether the value of the yuan will continue to increase relative to the U.S. dollar or whether future fluctuations in the value of the yuan will have a positive or negative impact on our net income.

On July 8, 2005, we acquired the assets of the water connector business of the Donald E. Savard Company  (Savard) located in San Gabriel, California for approximately $3,600,000.  The acquisition of the water connector business of Savard is consistent with our theme of water conservation, safety and control. This acquisition allows us to expand our presence in one of our leading product lines with a brand name that is well known to the plumbing wholesale market.

On July 5, 2005, we acquired 100% of the outstanding stock of Microflex N.V. (Microflex) located in Rotselaar, Belgium for approximately $14,700,000.  Microflex produces and distributes flexible, pre-insulated, waterproof PEX pipes for hot and cold water transport, as well as a range of accessory products including couplings, caps, and insulation kits in the HVAC and water protection markets.

Acquisitions

On June 20, 2005, we acquired the water softener business of Alamo Water Refiners, Inc. (Alamo) located in San Antonio, Texas for approximately $5,000,000.  We have obtained a preliminary third-party valuation to allocate the purchase price consistent with the guidelines of Financial Accounting Standards Board Statement No. 141, “Business Combinations” (FAS 141).  The preliminary allocation for intangible assets is approximately $605,000. There was no allocation to goodwill. The products of Alamo are consistent with our theme of water quality and provide many synergistic opportunities when utilized in conjunction with our existing water filtration and water quality businesses. The acquisition of Alamo also expands our distribution presence into the southwestern U.S. markets.

On May 11, 2005, we acquired 100% of the outstanding stock of Electro Controls Ltd. (Electro Controls) located in Hounslow, United Kingdom for approximately $10,900,000 net of cash acquired of approximately $5,010,000.  We have obtained a preliminary third-party valuation to allocate the purchase price consistent with the guidelines of FAS 141.  The preliminary allocations for goodwill and intangible assets are approximately $4,912,000 and $315,000, respectively. Electro Controls designs and assembles a range of electrical controls for the HVAC market, with sales primarily in the United Kingdom with some export sales to the Middle East.

On January 5, 2005, we acquired 100% of the outstanding stock of HF Scientific, Inc. (HF) located in Fort Myers, Florida for approximately $7,260,000 in cash plus $800,000 in assumed debt. We contracted a third-party valuation to allocate the purchase price consistent with the guidelines of FAS 141.  The preliminary allocations for goodwill and intangible assets are approximately $4,167,000 and $2,660,000, respectively.  HF manufactures and distributes a line of instrumentation equipment, test kits and chemical reagents used for monitoring water quality in a variety of applications.

On January 4, 2005, we acquired substantially all of the assets of Sea Tech, Inc. (Sea Tech) located in Wilmington, North Carolina for approximately $10,100,000 in cash.  We contracted a third-party valuation to allocate the purchase price consistent with the guidelines of FAS 141.  The preliminary allocations for goodwill and intangible assets are approximately $6,490,000 and $3,033,000, respectively.  Sea Tech provides cost effective solutions for fluidic connection needs. Sea Tech offers a wide range of standard and custom quick connect fittings, valves and manifolds and pex tubing designed to address specific customer requirements.

On September 28, 2004 we completed the increase of our ownership in Watts Stern Rubinetti, S.r.l (Stern) from 51% to 85%. The price paid for this additional 34% was approximately $800,000. We have a call option to acquire the remaining 15% from the minority shareholders for approximately $400,000. The option became exercisable on January 1, 2005. We did not exercise this option as anticipated in the second quarter of 2005. We anticipate exercising this option in 2006.

On May 21, 2004, we acquired 100% of the outstanding stock of McCoy Enterprises, Inc., which we subsequently renamed Orion Enterprises, Inc. (Orion), located in Kansas City, Kansas, for approximately $27,900,000 in cash. Orion distributes its products under the brand names of Orion, Flo Safe and Laboratory Enterprises. We contracted for a third-party valuation to allocate the purchase price consistent with the guidelines of FAS 141. The allocation to goodwill was approximately $18,100,000, and approximately $4,300,000 was allocated to intangible assets. The amount recorded as intangibles assets was primarily for trademarks that have indefinite lives. Orion’s product lines include a complete line of acid resistant waste disposal products, double containment piping systems, as well as a line of high purity pipes, fittings and faucets.

On April 16, 2004, we acquired 90% of the stock of TEAM Precision Pipework, Ltd. (TEAM), located in Ammanford, West Wales, United Kingdom for approximately $17,200,000, in cash subject to final adjustments, if any, as stipulated in the purchase and sale agreement. We contracted for a third-party valuation to allocate the purchase price consistent with the guidelines of FAS 141. The allocation to goodwill was approximately $9,500,000, and approximately $9,500,000 was allocated to intangible assets. The amount recorded as intangible assets was primarily for the valuation of its customer base that is estimated to have a 12- year life. TEAM custom designs and manufactures manipulated pipe and hose tubing assemblies, which are utilized in the heating ventilation and air conditioning markets. TEAM is a supplier to major original equipment manufacturers of air conditioning systems and several of the major European automotive air conditioning manufacturers.

On March 29, 2004, we acquired the 40% equity interest in Taizhou Shida Plumbing Manufacturing Co., Ltd. (Shida), that had been held by the our former joint venture partner for approximately $3,000,000 in cash and installment payments totaling $3,500,000 in connection with a know-how transfer and non-compete agreement. As of December 31, 2004 we had paid an aggregate of $5,750,000 in cash and in on April 1, 2005 we made the final installment payment for $750,000. We now own 100% of Shida. Prior to the acquisition the joint venture declared a dividend of $1,250,000 and based on the 40% ownership, a $500,000 cash dividend was paid to our joint venture partner. We contracted for a third-party valuation to allocate the purchase price consistent with the guidelines of FAS 141. The final allocation to goodwill was $2,374,000, and $1,126,000 was allocated to intangible assets. The amount recorded as intangible assets was primarily for the non-compete agreement that has a 3-year life. We had made prior investments in 2003 and 2002 totaling $8,000,000 in cash for our initial 60% interest. Shida is a manufacturer of a variety of plumbing products sold both into the Chinese domestic market and export markets.

On January 5, 2004, we acquired substantially all of the assets of Flowmatic Systems, Inc. (Flowmatic), located in Dunnellon, Florida, for approximately $16,800,000 in cash. We contracted for a third-party valuation to allocate the purchase price consistent with the guidelines of FAS 141. The allocation to goodwill was approximately $5,300,000, and approximately $5,600,000 was allocated to intangible assets. The amount recorded as intangible assets was primarily for trademarks that have indefinite lives. Flowmatic designs and distributes a complete line of high quality reverse osmosis components and filtration equipment. Their product line includes stainless steel and plastic housings, filter cartridges, storage tanks, control valves, as well as complete reverse osmosis systems for residential and commercial applications.

The acquisitions above have been accounted for utilizing the purchase method of accounting.  The pro-forma results have not been displayed, as the results are not significant, either individually or aggregated, to our consolidated financial position or results of operations.

Divestures

In March 2005, we sold our minority interest in Jameco International, LLC (Jameco) to the majority owner for $250,000 in cash, completing the divestiture of our interest in Jameco.  In the fourth quarter of 2004, we recorded an impairment charge in discontinued operations to write-down the investment to estimated fair value.

Results of Operations

Second Quarter Ended July 3, 2005 Compared to Second Quarter Ended June 27, 2004

Net Sales.  Our business is reported in three geographic segments: North America, Europe and China. Our net sales in each of these segments for each of the second quarters ended 2005 and 2004 were as follows:

	Second Quarter Ended July 3, 2005		Second Quarter Ended June 27, 2004			% Change to Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales
	(Dollars in thousands)
North America	$157,116	68.9%	$138,782	67.1%	$18,334	8.9%
Europe	63,636	27.9	60,981	29.4	2,655	1.3
China	7,431	3.2	7,191	3.5	240.1
Total	$228,183	100%	$206,954	100%	$21,229	10.3%

The increase in net sales is attributable to the following:

					Change As a % of Consolidated Net Sales				Change As a % of Segment Net Sales
	North America	Europe	China	Total	North America	Europe	China	Total	North America	Europe	China
	(Dollars in thousands)
Internal growth	$11,674	$71	$240	$11,985	5.7%	—%	.1%	5.8%	8.4%	.1%	3.3%
Foreign exchange	908	1,949	—	2,857.4		1.0	—	1.4	.7	3.2	—
Acquisitions	5,752	635	—	6,387	2.8	.3	—	3.1	4.1	1.1	—
Total	$18,334	$2,655	$240	$21,229	8.9%	1.3%	.1%	10.3%	13.2%	4.4%	3.3%

The internal growth in net sales in North America is due to increased price and unit sales in certain product lines into the wholesale market and increased unit sales in the DIY market. Our wholesale market in the second quarter of 2005, excluding the sales from the acquisitions of Alamo, HF, Sea Tech and Orion, grew by 8.0% compared to the second quarter of 2004, primarily due to increased sales of backflow preventer units, as well as in our plumbing and under-floor radiant heating product lines. Our sales into the North American DIY market in the second quarter of 2005 increased by 12.1% compared to the second quarter of 2004 primarily due to increased sales of our water connector products.

The increase in net sales due to foreign exchange in North America is due to the Canadian dollar appreciating against the U.S. dollar. We cannot predict whether the Canadian dollar will continue to appreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

The acquired growth in net sales in North America is due to the inclusion of net sales of Alamo, acquired on June 20, 2005, HF, acquired on January 5, 2005, Sea Tech, acquired on January 4, 2005, and Orion, acquired on May 21, 2004.

The internal sales growth in Europe was essentially flat primarily due to decreased shipments into the European OEM market, primarily in Italy, offset by increased unit sales into the wholesale market in Eastern Europe.

The increase in net sales due to foreign exchange in Europe is primarily due to the appreciation of the euro against the U.S. dollar. We cannot predict whether the euro will continue to appreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

The acquired growth in net sales in Europe is due to the inclusion of the net sales of Electro Controls, which we acquired on May 11, 2005.

Gross Profit.  Gross profit for the second quarter of 2005 increased $5,556,000, or 7.3%, compared to the second quarter of 2004. The increase in gross profit is attributable to the following:

	(in thousands)	% Change

Internal growth	$1,393	1.8%
Foreign exchange	1,051	1.4
Acquisitions	2,854	3.8
Restructuring	258.3
Total	$5,556	7.3%

The internal growth in gross profit is primarily due to the China segment, which increased internal gross profits by $834,000 primarily due to increased capacity utilization. Our gross profit in North America did not increase in relation to sales primarily due to decreased gross margins in the DIY market due to cost increases in raw materials which were not recovered by increased selling prices. The increase in gross profit from foreign exchange is primarily due to the appreciation of the euro and Canadian dollar against the U.S. dollar.  The increase in gross profit from acquisitions is due to the inclusion of gross profit from Alamo, Electro Controls, HF, Sea Tech, and Orion.

The increase in gross profit includes decreased manufacturing restructuring and other costs.  In the second quarter of 2005 we charged $302,000 to cost of sales as compared to $560,000 in the second quarter of 2004 for accelerated depreciation and other costs.

Selling, General and Administrative Expenses.  Selling, General and Administrative, or SG&A expenses, for the second quarter of 2005 increased $5,966,000, or 11.7%, compared to the second quarter of 2004.  The increase in SG&A expenses is attributable to the following:

	(in thousands)	% Change

Internal growth	$2,861	5.6%
Foreign exchange	648	1.3
Acquisitions	1,916	3.7
Other	541	1.1
Total	$5,966	11.7%

The internal increase in SG&A expenses is primarily due to increased variable selling expenses due to increased sales volumes in our North American wholesale and retail markets.  The increase in SG&A expenses from foreign exchange is primarily due to the appreciation of the euro and Canadian dollar against the U.S. dollar.  The increase in SG&A expenses from acquisitions is due to the inclusion of Alamo, Electro Controls, HF, Sea Tech, and Orion.   Other includes costs of $541,000 for an earn-out arrangement from a prior period acquisition that is being accounted for as compensation expense.

Operating Income.  Operating income by geographic segment for each of the second quarters ended 2005 and 2004 were as follows:

	Second Quarter Ended			% Change to Consolidated
	July 3, 2005	June 27, 2004	Change	Operating Income
	(Dollars in thousands)

North America	$19,695	$21,077	$(1,382)	(5.6)%
Europe	7,952	7,992	(40)	(.2)
China	572	457	115.5
Corporate	(4,018)	(4,819)	801	3.2
Total	$24,201	$24,707	$(506)	(2.1)%

The change in operating income is attributable to the following:

						Change					Change
						As a % of Consolidated Operating Income					As a % of Segment Operating Income
	North America	Europe	China	Corp.	Total	North America	Europe	China	Corp.	Total	North America	Europe	China	Corp.
	(Dollars in thousands)
Internal growth	$(2,093)	$(291)	$115	$801	$(1,468)	(8.5)%	(1.2)%	.5%	3.2%	(6.0)%	(9.9)%	(3.7)%	25.2%	16.6%
Foreign exchange	194	209	—	—	403.8		.8	—	—	1.6	.9	2.6	—	—
Acquisitions	750	188	—	—	938	3.0	.8	—	—	3.8	3.5	2.4	—	—
Restructuring	308	(146)	—	—	162	1.3	(.6)	—	—	.7	1.5	(1.8)	—	—
Other	(541)	—	—	—	(541)	(2.2)	—	—	—	(2.2)	(2.6)	—	—	—
Total	$(1,382)	$(40)	$115	$801	$(506)	(5.6)%	(.2)%	.5%	3.2%	(2.1)%	(6.6)%	(.5)%	25.2%	16.6%

Internal profits lagged in North America primarily due to decreased gross profit and increased net SG&A expense. Since the first quarter of 2005, we experienced raw material cost increases in plastics purchases due to increases in oil costs, which have yet to be recovered through price increases.  In 2004, we experienced raw material cost increases for a majority of the commodities that we purchased, which we were able to recover by implementing price increases on some of our products. In the second quarter of 2005, we recorded $252,000 for costs associated with our manufacturing restructuring plan compared to $560,000 for the same period in 2004. We do not expect to record any additional costs associated with the North American manufacturing restructuring plan. The acquired growth is due to the inclusion of operating income from Alamo, HF, Sea Tech and Orion.  Other represents costs accrued for an earn-out arrangement that is being accounted for as compensation expense.

Internal profits lagged in Europe primarily due to decreased unit sales in the OEM market with increased unit sales in the wholesale market that generally have lower margins and increased SG&A expense. In the second quarter of 2005, we recorded $146,000 of costs associated with our manufacturing restructuring plan compared to no costs in 2004. We expect to record approximately $600,000 during the remainder of 2005 for estimated costs associated with the European manufacturing restructuring plan. The increase in operating income from foreign exchange is primarily due to the appreciation of the euro against the U.S. dollar. We cannot predict whether the euro will continue to appreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our operating income. The acquired growth in Europe is due to the inclusion of the operating income from Electro Controls.

The increase in internal growth in China of $115,000 is primarily attributable to increased capacity utilization partially offset by increased SG&A expense.

The increase in internal growth in Corporate of $801,000 is primarily attributable to decreased costs for work performed during the quarter to date to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (SOX).

Interest Expense.  Interest expense decreased $191,000, or 7.0%, for the second quarter of 2005 compared to the second quarter of 2004, primarily due to reduced debt levels.

Effective July 1, 2005, we entered into a three-year interest rate swap with a counterparty for a notional amount of €25,000,000, which is outstanding under our Revolving Credit Facility.  We swapped the variable rate from the Revolving Credit Facility, which is EURIBOR plus .6% for a fixed rate of 3.02%.

We had previously entered into an interest rate swap for a notional amount of €25,000,000 outstanding on our prior revolving credit facility. We swapped the variable rate from the Revolving Credit Facility, which is three month EURIBOR plus 0.7%, for a fixed rate of 2.3%. The swap was terminated at June 30, 2005. The impact of the swap was immaterial to the overall interest expense.

Income Taxes.  Our effective rate for continuing operations increased to 36.4% in the second quarter of 2005, from 36.0% for the second quarter of 2004.  The increase is primarily due to a higher effective tax rate in Europe resulting from higher earnings in Germany and France. In addition, our Chinese entities produced a mix of earnings that resulted in a slightly increased effective tax rate for 2005 versus 2004.

Income From Continuing Operations.  Income from continuing operations for the second quarter 2005 decreased $71,000, or .5%, to $13,988,000, or $0.42 per common share, from $14,059,000, or $0.43 per common share, for the second quarter of 2004, in each case, on a diluted basis. The appreciation of the euro and Canadian dollar against the U.S. dollar resulted in a positive impact on income from continuing operations of $0.01 per share for the second quarter of 2005 compared to the comparable period last year. We cannot predict whether the euro or Canadian dollar will continue to appreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net income.  Income from continuing operations for the second quarter of 2005 and 2004 include net costs incurred for our restructuring plan of $241,000, or ($0.01) per common share, and $344,000, or ($0.01) per common share, respectively.

Loss From Discontinued Operations.  We recorded a charge net of tax to discontinued operations for the second quarter of 2005 of $75,000, or $0.00 per common share, and $106,000, or $0.00 per common share, for the second quarter of 2004, in each case, on a diluted basis. These charges are primarily attributable to legal fees associated with the James Jones litigation, as described in Part I, Item 1. “Business-Product Liability, Environmental and Other Litigation Matters” in our Annual Report on Form 10-K for the year ended December 31, 2004.

Six Months Ended July 3, 2005 Compared to Six Months Ended June 27, 2004

Net Sales.  Our business is reported in three geographic segments: North America, Europe and China. Our net sales in each of these segments for the six months ended 2005 and 2004 were as follows:

	Six Months Ended July 3, 2005		Six Months Ended June 27, 2004			% Change to Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales
	(Dollars in thousands)
North America	$304,593	68.1%	$259,764	66.1%	$44,829	11.4%
Europe	130,070	29.1	121,014	30.8	9,056	2.3
China	12,547	2.8	12,184	3.1	363.1
Total	$447,210	100%	$392,962	100%	$54,248	13.8%

The increase in net sales is attributable to the following:

					Change As a % of Consolidated Net Sales				Change As a % of Segment Net Sales
	North America	Europe	China	Total	North America	Europe	China	Total	North America	Europe	China
	(Dollars in thousands)
Internal growth	$30,919	$807	$363	$32,089	7.9%	.2%	.1%	8.2%	11.9%	.7%	3.0%
Foreign exchange	1,658	4,811	—	6,469.4		1.2	—	1.6	.7	4.0	—
Acquisitions	12,252	3,438	—	15,690	3.1	.9	—	4.0	4.7	2.8	—
Total	$44,829	$9,056	$363	$54,248	11.4%	2.3%	.1%	13.8%	17.3%	7.5%	3.0%

The internal growth in net sales in North America is due to increased price and unit sales in certain product lines into the wholesale market and increased unit sales in the DIY market. Our wholesale market for the six months ended 2005, excluding the sales from the acquisitions of Alamo, HF, Sea Tech and Orion, grew by 10.9% compared to the six months ended 2004, primarily due to increased sales of backflow preventer units, as well as in our plumbing and under-floor radiant heating product lines. Our sales into the North American DIY market in the six months ended 2005 increased by 17.0% compared to the six months ended 2004 primarily due to increased sales of our water connector products.

The increase in net sales due to foreign exchange in North America is due to the Canadian dollar appreciating against the U.S. dollar. We cannot predict whether the Canadian dollar will continue to appreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

The acquired growth in net sales in North America is due to the inclusion of net sales of Alamo, acquired on June 20, 2005, HF, acquired on January 5, 2005, Sea Tech, acquired on January 4, 2005, and Orion, acquired on May 21, 2004.

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

The acquired growth in net sales in Europe is due to the inclusion of the net sales of Electro Controls, which we acquired on May 11, 2005 and TEAM, acquired on April 16, 2004.

Gross Profit.  Gross profit for the six months ended 2005 increased $18,022,000, or 12.8%, compared to the six months ended 2004. The increase in gross profit is attributable to the following:

	(in thousands)	% Change

Internal growth	$7,428	5.3%
Foreign exchange	2,301	1.6
Acquisitions	7,270	5.2
Restructuring	1,023.7
Total	$18,022	12.8%

The internal growth in gross profit is primarily due to the North American segment, which increased internal gross profits by $4,188,000. This increase is primarily due to increased sales of products to wholesalers.  The increase in gross profit from foreign exchange is primarily due to the appreciation of the euro and Canadian dollar against the U.S. dollar.  The increase in gross profit from acquisitions is due to the inclusion of gross profit from Alamo, Electro Controls, HF, Sea Tech, Orion and TEAM.

The increase in gross profit includes decreased manufacturing restructuring and other costs.  In the six months ended 2005 we charged $714,000 to cost of sales as compared to $1,737,000 in the six months ended 2004 for accelerated depreciation and other costs.

Selling, General and Administrative Expenses.  Selling, General and Administrative, or SG&A expenses, for the six months ended 2005 increased $16,538,000, or 17.2%, compared to the six months ended 2004.  The increase in SG&A expenses is attributable to the following:

	(in thousands)	% Change

Internal growth	$8,252	8.6%
Foreign exchange	1,416	1.5
Acquisitions	4,620	4.8
Other	2,250	2.3
Total	$16,538	17.2%

The internal increase in SG&A expenses is primarily due to increased variable selling expenses due to increased sales volume. The increase in SG&A expenses from foreign exchange is primarily due to the appreciation of the euro and Canadian dollar against the U.S. dollar.  The increase in SG&A expenses from acquisitions is due to the inclusion of Alamo, Electro Controls, HF, Sea Tech, Orion and TEAM.  Other includes costs of $1,250,000 for an earn-out arrangement from a prior period acquisition that is being accounted for as compensation expense and $1,000,000 in reserve reductions recorded in the six months ended 2004 related to a favorable ruling in a legal matter.

Operating Income.  Operating income by geographic segment for each of the six months ended 2005 and 2004 were as follows:

	Six Months Ended			% Change to Consolidated
	July 3, 2005	June 27, 2004	Change	Operating Income
	(Dollars in thousands)

North America	$37,523	$36,235	$1,288	2.9%
Europe	15,445	15,437	8	—
China	1,117	(1)	1,118	2.5
Corporate	(8,574)	(7,186)	(1,388)	(3.1)
Total	$45,511	$44,485	$1,026	2.3%

The increase in operating income is attributable to the following:

						Change					Change
						As a % of Consolidated Operating Income					As a % of Segment Operating Income
	North America	Europe	China	Corp.	Total	North America	Europe	China	Corp.	Total	North America	Europe	China	Corp.
	(Dollars in thousands)
Internal growth	$(472)	$(1,082)	$1,118	$(388)	$(824)	(1.1)%	(2.4)%	2.5%	(.9)%	(1.9)%	(1.3)%	(7.0)%	—%	(5.4)%
Foreign exchange	349	536	—	—	885.8		1.2	—	—	2.0	1.0	3.5	—	—
Acquisitions	1,574	1,076	—	—	2,650	3.6	2.4	—	—	6.0	4.4	7.0	—	—
Restructuring	1,087	(522)	—	—	565	2.4	(1.2)	—	—	1.2	3.0	(3.4)	—	—
Other	(1,250)	—	—	(1,000)	(2,250)	(2.8)	—	—	(2.2)	(5.0)	(3.5)	—	—	(13.9)
Total	$1,288	$8	$1,118	$(1,388)	$1,026	2.9%	—%	2.5%	(3.1)%	2.3%	3.6%	.1%	—%	(19.3)%

Internal profits lagged in North America primarily due to increased net SG&A expense and lower gross profit due to decreased gross margins in the DIY market due to raw material cost increases.  Since the first quarter of 2005, we experienced raw material cost increases in plastics purchases due to increases in oil costs, which have yet to be recovered through price increases.  In 2004, we experienced raw material cost increases for a majority of the commodities that we purchased, which we were able to recover by implementing price increases on some of our products. In the six months ended 2005, we recorded $650,000 for costs associated with our manufacturing restructuring plan compared to $1,737,000 for the same period in 2004. We do not expect to record any additional costs associated with the North American manufacturing restructuring plan. The acquired growth is due to the inclusion of operating income from Alamo, HF, Sea Tech and Orion.  Other represents costs accrued for an earn-out arrangement that is being accounted for as compensation expense.

Internal profits lagged in Europe primarily due to decreased unit sales in the OEM market with increased unit sales to the wholesale market that generally have lower margins and increased SG&A expense. In the six months ended 2005, we recorded $522,000 of costs associated with our manufacturing restructuring plan compared to no costs in 2004. We expect to record approximately $600,000 during the remainder of 2005 for estimated costs associated with the European manufacturing restructuring plan. The increase in operating income from foreign exchange is primarily due to the appreciation of the euro against the U.S. dollar. We cannot predict whether the euro will continue to appreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our operating income. The acquired growth in Europe is due to the inclusion of the operating income from Electro Controls and TEAM.

The increase in internal growth in China of $1,118,000 is primarily attributable to increased capacity utilization partially offset by increased SG&A expense.

The decrease in internal operating income in Corporate of $388,000 is primarily attributable to incremental costs incurred for compliance with SOX.  Other includes a reserve reduction in the first quarter of 2004 due to a favorable ruling in a legal matter.

Interest Expense.  Interest expense decreased $214,000, or 4.0%, in the six months ended 2005 compared to the six months ended 2004, primarily due to reduced debt levels.

Effective July 1, 2005, we entered into a three-year interest rate swap with a counterparty for a notional amount of €25,000,000, which is outstanding under our Revolving Credit Facility.  We swapped the variable rate from the Revolving Credit Facility, which is EURIBOR plus .6% for a fixed rate of 3.02%.

We had previously entered into an interest rate swap for a notional amount of €25,000,000 outstanding on our prior revolving credit facility. We swapped the variable rate from the Revolving Credit Facility, which is three month EURIBOR plus 0.7%, for a fixed rate of 2.3%. The swap was terminated at June 30, 2005. The impact of the swap was immaterial to the overall interest expense.

Income Taxes.  Our effective rate for continuing operations decreased to 35.8% in the six months ended 2005, from 36.6% in the six months ended 2004.  The decrease is primarily due to our mix of earnings in which our Chinese subsidiaries generated proportionately higher profits taxed at relatively lower rates in the six months ended 2005 versus 2004. Our tax rate in China is lower than our worldwide average.

Income From Continuing Operations.  Income from continuing operations in the six months ended 2005 increased $1,331,000, or 5.3%, to $26,385,000, or $0.80 per common share, from $25,054,000, or $0.77 per common share, in the six months ended 2004, in each case, on a diluted basis. The appreciation of the euro and Canadian dollar against the U.S. dollar resulted in a positive impact on income from continuing operations of $0.01 per share in the six months ended 2005 compared to the comparable period last year. We cannot predict whether the euro or Canadian dollar will continue to appreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net income.  Income from continuing operations in the six months ended 2005 and 2004 include net costs incurred for our restructuring plan of $737,000, or ($0.02) per common share, and $1,068,000, or ($0.03) per common share, respectively.

Loss From Discontinued Operations.  We recorded a charge net of tax to discontinued operations in the six months ended 2005 of $114,000, or $0.00 per common share, and $100,000, or $0.00 per common share, in the six months ended 2004, in each case, on a diluted basis. These charges are primarily attributable to legal fees associated with the James Jones litigation, as described in Part I, Item 1. “Business-Product Liability, Environmental and Other Litigation Matters” in our Annual Report on Form 10-K for the year ended December 31, 2004.

Liquidity and Capital Resources

We used $7,842,000 of cash to fund continuing operations in the six months ended 2005. We experienced an increase in accounts receivable in North America and Europe totaling approximately $25,800,000. The North America increase is primarily due to increased sales volume and timing of certain cash receipts from certain large customers.  The European increase is primarily due to increased sales volume.  Additionally, we experienced an increase in inventories in North America and Europe totaling approximately $16,800,000. The increase in inventory in Europe is primarily due to increased finished goods to support the delivery requirements of OEM customers in Europe.  North American inventories increased due to expected seasonal upswing in product demand and for new product introductions.

We used $11,017,000 of net cash from investing activities in the six months ended 2005 due to the acquisitions of Alamo, Electro

Controls, HF and Sea Tech partially offset by the sale of investment securities. We invested $9,338,000 in capital equipment.  Capital expenditures were primarily for manufacturing machinery and equipment as part of our ongoing commitment to improve our manufacturing capabilities. We expect to invest approximately $22,400,000 in capital equipment in 2005.

We generated $19,873,000 of net cash from financing activities in the six months ended 2005 primarily from increased borrowings in Europe and increased option proceeds, offset by higher dividend payments.

Our revolving credit facility with a syndicate of banks (the Revolving Credit Facility) provides for multi-currency unsecured borrowings and stand-by letters of credit of up to $300,000,000 and matures in September 2009. The Revolving Credit Facility is being used to support our acquisition program, working capital requirements and for general corporate purposes.

Outstanding indebtedness under the Revolving Credit Facility bears interest at a rate determined by the type of loan plus an applicable margin determined by the Company’s debt rating, depending on the applicable base rate and our bond rating. The average interest rate for borrowings under the Revolving Credit Facility was approximately 2.7% for the quarter ended July 3, 2005. We had approximately $197,795,000 of unused and potentially available revolving credit at July 3, 2005. At July 3, 2005, we had $69,563,500 of debt outstanding for euro based borrowings on our Revolving Credit Facility. Additionally, we had $32,642,000 outstanding for stand-by letters of credit on our Revolving Credit Facility at July 3, 2005. The Revolving Credit Facility includes operational and financial covenants customary for facilities of this type, including, among others, restrictions on additional indebtedness, liens and investments and maintenance of certain leverage ratios. At July 3, 2005, we were in compliance with all covenants related to the Revolving Credit Facility.

Effective July 1, 2005, we entered into a three-year interest rate swap with a counter party for a notional amount of €25,000,000, which is outstanding under our Revolving Credit Facility.  We swapped the variable rate from the Revolving Credit Facility, which is EURIBOR plus .6% for a fixed rate of 3.02%.  We have designated the swap as a hedge using the cash flow method.  The swap is hedging the cash flows associated with interest payments on the first €25,000,000 of our Revolving Credit Facility.  We will mark to market the changes in fair value of the swap through other comprehensive income.  Any ineffectiveness will be recorded in income.  At July 3, 2005, the fair value of the swap was immaterial.

We had previously entered into an interest rate swap for a notional amount of €25,000,000 outstanding under our revolving credit facility that expired on June 30, 2005. The term of the swap was two years. We swapped the variable rate from the revolving credit facility that is three month EURIBOR plus 0.7% for a fixed rate of 2.3%. We had designated the swap as a hedging instrument using the cash flow method. The swap hedged the cash flows associated with interest payments on the first €25,000,000 of our Revolving Credit Facility. We marked to market the changes in value of the swap through other comprehensive income. Any ineffectiveness had been recorded in income.

We used $172,000 of net cash from discontinued operations. During the six months ended 2005, we received approximately $511,000 in cash as an indemnification payment for settlement costs we incurred in the James Jones case. This cash has been recorded as a liability at July 3, 2005 because of the possibility that we might have to reimburse the insurance company if it is ultimately successful with a future appeal. We also received approximately $2,100,000 in cash for reimbursement of defense costs related to the James Jones case. During the six months ended 2005, we paid approximately $1,882,000 for defense costs, $550,000 for legal costs and approximately $511,000 for indemnity costs we incurred in the James Jones case.

Working capital (defined as current assets less current liabilities) as of July 3, 2005 was $314,362,000 compared to $300,506,000 as of December 31, 2004. This increase is primarily due to an increase in inventories and accounts receivable offset by a reduction in investment securities. The ratio of current assets to current liabilities was 2.6 to 1 as of July 3, 2005 and 2.5 to 1 as of December 31, 2004. Cash and cash equivalents were $66,236,000 as of July 3, 2005 compared to $65,913,000 as of December 31, 2004.  This increase in cash is due to the sale of investment securities offset by increased working capital requirements and capital expenditures, as well as cash paid for acquisitions.

In May 2005, we filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission, pursuant to which we registered $300,000,000 of an indeterminate amount of debt and/or equity securities.  Funds from any offerings will be used to finance acquisitions and working capital, repay or refinance debt and for other general corporate purposes.

We anticipate that available funds from current operations, existing cash and other sources of liquidity will be sufficient to meet current operating requirements and anticipated capital expenditures for at least the next 12 months. However, we may have to consider external sources of financing for any large future acquisitions.

Our long-term contractual obligations as of July 3, 2005 are presented in the following table:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt obligations, including current maturities (a)	$202,779	$6,198	$904	$70,296	$125,381
Operating lease obligations	19,271	1,870	5,950	4,449	7,002
Capital lease obligations (a)	967	299	614	54	—
Earn-out payment (b)	7,300	7,300	—	—	—
Other (c)	25,715	25,715	—	—	—
Total	$256,032	$41,382	$7,468	$74,799	$132,383

(a)   as recognized in the consolidated balance sheet

(b)   includes $6,900,000 recognized in the consolidated balance sheet

(c)   includes acquisitions of Savard and Microflex and commodity and capital expenditure commitments at July 3, 2005

We have been verbally notified that the local Italian government has selected us as the potential purchaser of a building located in northern Italy. The verbal approval by the local government commits us to the transaction.  We currently expect to consummate the transaction during the fourth quarter of 2005.  However, financing options (lease vs. buy) are still being examined.  Should we purchase the building, we will spend approximately $15,750,000 in 2005.  In a related transaction, the local government has committed to purchasing one of our facilities in Italy for approximately $9,250,000.

We maintain letters of credit that guarantee our performance or payment to third parties in accordance with specified terms and conditions. Amounts outstanding were approximately $48,049,000 as of July 3, 2005 and $42,570,000 as of December 31, 2004. Our letters of credit are primarily associated with insurance coverage and to a lesser extent foreign purchases and generally expire within one year of issuance. The increase is primarily associated with increased foreign purchases. These instruments may exist or expire without being drawn down, therefore they do not necessarily represent future cash flow obligations.

We own a 20% interest in Plumworld.co.uk Ltd, a variable interest entity. Plumbworld is primarily an e-business that sells bathroom and sanitary appliances, as well as plumbing and heating products, tools and plumbing consumables. Its annualized sales are approximately $11,000,000. We have a nominal investment of approximately $500 in Plumbworld and maintain a loan receivable in the amount of approximately $825,000 with Plumbworld. We continue to account for our investment in Plumbworld using the equity method.

Application of Critical Accounting Policies and Key Estimates

The preparation of our consolidated financial statements in accordance with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported. A critical accounting estimate is an assumption about highly uncertain matters and could have a material effect on the consolidated financial statements if another, also reasonable, amount were used, or, a change in the estimate is reasonably likely from period to period. We base our assumptions on historical experience and on other estimates that we believe are reasonable under the circumstances. Actual results could differ significantly from these estimates. There were no changes in accounting policies or significant changes in accounting estimates during the six months ended July 3, 2005.

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

Product liability and workers compensation costs

Because of retention requirements associated with our insurance policies, we are generally self-insured for potential product liability claims and for workers compensation costs associated with workplace accidents. For product liability cases in the U.S., management estimates expected settlement costs by utilizing stop loss reports provided by our third-party administrators as well as developing internal historical trend factors based on our specific claims experience. Management employs internal trend factors to determine our product liability reserve because we believe they more accurately reflect final expected settlement costs. In other countries, we maintain insurance coverage with relatively high deductible payments, as product liability claims tend to be smaller than those experienced in the U.S. Changes in the nature of claims or the actual settlement amounts could affect the adequacy of this estimate and require changes to the provisions.

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

Certain Factors Affecting Future Results

This report includes statements which are not historical facts and are considered forward looking within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements reflect Watts Water Technologies, Inc.’s current views about future results of operations and other forward-looking information.  In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will” and “would” or similar words. You should not rely on forward-looking statements because Watts’ actual results may differ materially from those indicated by these forward-looking statements as a result of a number of important factors.  These factors include, but are not limited to, the following:  shortages in and pricing of raw materials and supplies including recent cost increases by suppliers of raw materials and our ability to pass these costs on to customers, loss of market share through competition, introduction of competing products by other companies, pressure on prices from competitors, suppliers, and/or customers, costs associated with efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002, the identification and disclosure of material weaknesses in our internal controls over financial reporting, failure to expand our markets through acquisitions, failure or delay in developing new products, lack of acceptance of new products, failure to manufacture products that meet required performance and safety standards, foreign exchange rate fluctuations, cyclicality of industries, such as plumbing and heating wholesalers and home improvement retailers, in which the Company markets certain of its products, economic factors, such as the levels of housing starts and remodeling, impacting the markets where the Company’s products are sold, manufactured, or marketed, environmental compliance costs, product liability risks, the results and timing of the Company’s manufacturing restructuring plan, changes in the status of current litigation, including the James Jones case, and other risks and uncertainties discussed under the heading “Certain Factors Affecting Future Results” in the Watts Water Technologies, Inc. Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities Exchange Commission and other reports Watts files from time to time with the Securities and Exchange Commission.

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

Our foreign subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials and are denominated in European currencies or the U.S. or Canadian dollar. We use foreign currency forward exchange contracts to manage the risk related to intercompany purchases that occur during the course of a year and certain open foreign currency denominated commitments to sell products to third parties. For the six months ended July 3, 2005, the amount recorded in other comprehensive income for the change in the fair value of such contracts in our Canadian operation was immaterial.

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

We purchase significant amounts of bronze ingot, brass rod, cast iron, steel and plastic, which are utilized in manufacturing our many product lines. Our operating results can be adversely affected by changes in commodity prices if we are unable to pass on related price increases to our customers. We manage this risk by monitoring related market prices, working with our suppliers to achieve the maximum level of stability in their costs and related pricing, seeking alternative supply sources when necessary and passing increases in commodity costs to our customers, to the maximum extent possible, when they occur. Additionally, on a limited basis, we use commodity futures contracts to manage this risk, but we did not in the six months ended July 3, 2005.

Item 4.  Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures.  In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.  The effectiveness of our disclosure controls and procedures is necessarily limited by the staff and other resources available to us and, although we have designed our disclosure controls and procedures to address the geographic diversity of our operations, this diversity inherently may limit the effectiveness of those controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There was no change in our internal control over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  In connection with these rules, we will continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Part II. OTHER INFORMATION

Item l.   Legal Proceedings

As disclosed in Part I, Item 1, “Product Liability, Environmental and Other Litigation Matters” of our Annual Report on Form 10-K for the year ended December 31, 2004, we are a party to litigation described as the James Jones Litigation.

In the James Jones Litigation, on June 22, 2005, the California Superior Court dismissed the claims of the Relator on behalf of the remaining Phase II cities (Contra Costa, Corona, Santa Cruz and Vallejo) and ruled that the Relator and these cities were obliged to show that the cities had received out-of-specification parts which were related to specific invoices, and that this showing had not been made.  Although each city’s claim is unique, this ruling is significant for the claims of the remaining cities, and an appeal by the Relator is expected.  Litigation in inherently uncertain, and we are unable to predict the outcome of this expected appeal.

Item 4.    Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on May 4, 2005.

The results of the voting on the proposals considered at the Annual Meeting of Stockholders were as follows:

      1.       Election of Directors

                Each of the following persons was elected as a Director of the Company for a term expiring at the Company’s 2006 Annual Meeting of Stockholders and until such director’s successor is duly elected and qualified.

                The voting results were as follows:

DIRECTOR	VOTES FOR	VOTES WITHHELD

Timothy P. Horne	95,665,424	331,127
Ralph E. Jackson, Jr.	95,864,547	132,004
Kenneth J. McAvoy	95,667,090	329,461
John K. McGillicuddy	95,862,287	134,264
Gordon W. Moran	95,771,580	224,971
Daniel J. Murphy, III	95,770,407	226,144
Patrick S. O’Keefe	95,715,556	280,995

      2.       Ratification of Independent Auditors

                The selection of KPMG LLP as the independent auditors of the Company for the current fiscal year was ratified and the voting results were as follows:

95,707,256 votes FOR

283,708 votes AGAINST

5,587 votes ABSTAINED

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

WATTS WATER TECHNOLOGIES, INC.

Date:	August 9, 2005	By:	/s/ Patrick S. O’Keefe
Patrick S. O’Keefe
Chief Executive Officer

Date:	August 9, 2005	By:	/s/ William C. McCartney
William C. McCartney
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description

3.1	Restated Certificate of Incorporation, as amended

3.2	Amended and Restated By-Laws, as amended (1)

11	Statement Regarding Computation of Earnings per Common Share (2)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350.

(1)           Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (No. 333-105989) filed with the Securities and Exchange Commission on June 10, 2003.

(2)           Incorporated by reference to Note 6 to the Notes to Consolidated Financial Statements included in this Report.