Form 10-Q
period 2005-10-02
WATTS WATER TECHNOLOGIES INC
filed 2005-11-07
CIK 795403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 2, 2005

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2005
Class A Common Stock, $.10 par value	25,203,210

Class B Common Stock, $.10 par value	7,343,880

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX

Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets at October 2, 2005 and December 31, 2004 (unaudited)

Consolidated Statements of Operations for the Third Quarter Ended October 2, 2005 and September 26, 2004 (unaudited)

Consolidated Statements of Operations for the Nine Months Ended October 2, 2005 and September 26, 2004 (unaudited)

Consolidated Statements of Cash Flows for the Nine Months Ended October 2, 2005 and September 26, 2004 (unaudited)

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

Exhibit Index

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share information)

(Unaudited)

	October 2, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$56,876	$65,913
Investment securities	—	26,600
Trade accounts receivable, less allowance for doubtful accounts of $8,690 at October 2, 2005 and $7,551 at December 31, 2004	171,802	150,073
Inventories, net:
Raw materials	74,162	61,250
Work in process	27,013	28,020
Finished goods	121,313	113,774
Total Inventories	222,488	203,044
Prepaid expenses and other assets	17,936	14,359
Deferred income taxes	28,265	27,463
Assets of discontinued operations	9,480	10,227
Total Current Assets	506,847	497,679
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	306,421	321,655
Accumulated depreciation	(160,581)	(170,966)
Property, plant and equipment, net	145,840	150,689
OTHER ASSETS:
Goodwill	240,756	226,178
Other	60,075	49,702
TOTAL ASSETS	$953,518	$924,248

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$75,614	$73,606
Accrued expenses and other liabilities	68,959	64,604
Accrued compensation and benefits	30,715	29,679
Current portion of long-term debt	6,043	4,981
Liabilities of discontinued operations	22,914	24,303
Total Current Liabilities	204,245	197,173
LONG-TERM DEBT, NET OF CURRENT PORTION	185,081	180,562
DEFERRED INCOME TAXES	21,971	19,578
OTHER NONCURRENT LIABILITIES	24,407	26,632
MINORITY INTEREST	7,715	7,515
STOCKHOLDERS’ EQUITY:
Preferred Stock, $.10 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Class A Common Stock, $.10 par value; 80,000,000 shares authorized; 1 vote per share; issued and outstanding: 25,189,164 shares at October 2, 2005 and 25,049,338 shares at December 31, 2004	2,519	2,505
Class B Common Stock, $.10 par value; 25,000,000 shares authorized; 10 votes per share; issued and outstanding: 7,343,880 shares at October 2, 2005 and at December 31, 2004	734	734
Additional paid-in capital	143,517	140,172
Retained earnings	355,956	324,145
Deferred compensation	(1,935)	(1,386)
Accumulated other comprehensive income	9,308	26,618
Total Stockholders’ Equity	510,099	492,788
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$953,518	$924,248

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share information)

(Unaudited)

	Third Quarter Ended
	October 2, 2005	September 26, 2004
Net sales	$232,729	$210,190
Cost of goods sold	152,916	135,822
GROSS PROFIT	79,813	74,368
Selling, general & administrative expenses	56,908	51,478
OPERATING INCOME	22,905	22,890
Other (income) expense:
Interest income	(243)	(229)
Interest expense	2,579	2,628
Minority interest	106	380
Other	(369)	(239)
	2,073	2,540
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	20,832	20,350
Provision for income taxes	7,393	6,515
INCOME FROM CONTINUING OPERATIONS	13,439	13,835
Loss from discontinued operations, net of taxes	(71)	(130)
NET INCOME	$13,368	$13,705

BASIC EPS
Income (loss) per share:
Continuing operations	$.41	$.43
Discontinued operations	—	(.01)
NET INCOME	$.41	$.42
Weighted average number of shares	32,525	32,320

DILUTED EPS
Income (loss) per share:
Continuing operations	$.41	$.42
Discontinued operations	—	—
NET INCOME	$.40	$.42
Weighted average number of shares	33,062	32,792

Dividends per share	$.08	$.07

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share information)

(Unaudited)

	Nine Months Ended
	October 2, 2005	September 26, 2004
Net sales	$679,939	$603,152
Cost of goods sold	441,565	388,245
GROSS PROFIT	238,374	214,907
Selling, general & administrative expenses	169,958	147,532
OPERATING INCOME	68,416	67,375
Other (income) expense:
Interest income	(881)	(792)
Interest expense	7,667	7,930
Minority interest	243	895
Other	(546)	(495)
	6,483	7,538
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	61,933	59,837
Provision for income taxes	22,109	20,948
INCOME FROM CONTINUING OPERATIONS	39,824	38,889
Loss from discontinued operations, net of taxes	(185)	(230)
NET INCOME	$39,639	$38,659

BASIC EPS
Income (loss) per share:
Continuing operations	$1.23	$1.21
Discontinued operations	(.01)	(.01)
NET INCOME	$1.22	$1.20
Weighted average number of shares	32,470	32,242

DILUTED EPS
Income (loss) per share:
Continuing operations	$1.21	$1.19
Discontinued operations	(.01)	(.01)
NET INCOME	$1.20	$1.18
Weighted average number of shares	33,006	32,673

Dividends per share	$.24	$.21

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended
	October 2, 2005	September 26, 2004
OPERATING ACTIVITIES
Income from continuing operations	$39,824	$38,889
Adjustments to reconcile net income from continuing operations to net cash provided by continuing operating activities:
Depreciation	18,238	20,050
Amortization	1,730	1,242
Deferred income taxes	(1,700)	(236)
Other	506	559
Changes in operating assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable	(24,295)	(21,640)
Inventories	(21,287)	(43,775)
Prepaid expenses and other assets	(3,556)	(1,941)
Accounts payable, accrued expenses and other liabilities	10,559	4,868
Net cash provided by (used in) operating activities	20,019	(1,984)

INVESTING ACTIVITIES
Additions to property, plant and equipment	(13,816)	(16,823)
Proceeds from the sale of property, plant and equipment	130	1,939
Investment in securities	—	(25,000)
Proceeds from maturity of securities	26,600	2,250
Increase in other assets	(221)	(1,472)
Business acquisitions, net of cash acquired	(46,846)	(67,642)
Net cash used in investing activities	(34,153)	(106,748)

FINANCING ACTIVITIES
Proceeds from long-term borrowings	33,279	89,924
Payments of long-term debt	(21,955)	(85,605)
Debt issue costs	—	(949)
Proceeds from exercise of stock options	2,810	4,708
Dividends	(7,828)	(6,801)
Net cash provided by financing activities	6,306	1,277
Effect of exchange rate changes on cash and cash equivalents	(316)	(346)
Net cash provided by (used in) discontinued operations	(893)	5,704
DECREASE IN CASH AND CASH EQUIVALENTS	(9,037)	(102,097)
Cash and cash equivalents at beginning of period	65,913	145,001
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$56,876	$42,904

NON CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of businesses:
Fair value of assets acquired	$53,568	$79,266
Cash paid, net of cash acquired	46,846	67,642
Liabilities assumed	$6,722	$11,624

CASH PAID FOR
Interest	$5,187	$5,839
Taxes	$21,179	$26,267

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation
S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in Watts Water Technologies, Inc.’s Consolidated Balance Sheet as of October 2, 2005, its Consolidated Statements of Operations for the third quarter and nine months ended October 2, 2005 and the third quarter and nine months ended September 26, 2004, and its Consolidated Statements of Cash Flows for the nine months ended October 2, 2005 and the nine months ended September 26, 2004.

The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date. The accounting policies followed by the Company are described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. It is suggested that the financial statements included in this report be read in conjunction with the audited consolidated financial statements and notes included in the December 31, 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2005. Operating results for the interim period presented are not necessarily indicative of the results to be expected for the year ending December 31, 2005.

The Company operates on a 52-week fiscal year ending on December 31.  Any third quarter ended data contained in this Report on Form 10-Q reflects the results of operations for the 13-week period ended on the Sunday nearest September 30 of the respective year.  There were four additional billing days in the nine months ended October 2, 2005 than in the nine months ended September 26, 2004.

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

Goodwill and Long-Lived Assets

The changes in the carrying amount of goodwill by geographic segments from December 31, 2004 to October 2, 2005 are as follows:

	North America	Europe	China	Total
	(in thousands)

Carrying amount at the beginning of period	$123,539	$98,117	$4,522	$226,178
Goodwill acquired during the period	11,970	12,576	—	24,546
Adjustments to goodwill during the period	254	(187)	936	1,003
Effect of change in exchange rates used for translation	23	(11,117)	123	(10,971)
Carrying amount at end of period	$135,786	$99,389	$5,581	$240,756

Other intangible assets include the following and are presented in “Other Assets: Other” in the October 2, 2005 Consolidated Balance Sheet:

	Gross Carrying Amount	Accumulated Amortization
	(in thousands)

Patents	$9,237	$(4,630)
Other	25,150	(3,900)
Total amortizable intangibles	34,387	(8,530)
Intangible assets not subject to amortization	22,723	—
Total	$57,110	$(8,530)

Aggregate amortization expense for amortized other intangible assets for the third quarter of 2005 and 2004 was $693,000 and $529,000, respectively, and for the nine-month period of 2005 and 2004 was $1,730,000 and $1,242,000, respectively. Additionally, future amortization expense on other intangible assets will be approximately $721,000 for 2005, $2,736,000 for 2006, $2,501,000 for 2007, $2,348,000 for 2008 and $2,323,000 for 2009.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations. The Company records stock-based compensation expense associated with its Management Stock Purchase Plan due to the discount from market price. Stock-based compensation expense is amortized to expense on a straight-line basis over the vesting period. The following tables illustrate the effect on reported net income and earnings per common share if the Company had applied the fair value method to measure stock-based compensation as required under the disclosure provisions of Financial Accounting Standards Board No. 123, “Accounting for Stock-Based Compensation” (FAS 123) as amended by Financial Accounting Standards Board No. 148 “Accounting for Stock-Based Compensation Transition and Disclosure” (FAS 148).

	Third Quarter Ended
	October 2, 2005	September 26, 2004
	(in thousands, except per share information)
Net income, as reported	$13,368	$13,705
Add: Stock-based employee compensation expense from the Management Stock Purchase Plan included in reported net income, net of tax	117	137
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax:
Restricted stock units (Management Stock Purchase Plan)	(159)	(112)
Employee stock options	(427)	(150)
Pro forma net income	$12,899	$13,580

Earnings per share:
Basic-as reported	$.41	$.42
Basic-pro forma	$.40	$.42
Diluted-as reported	$.40	$.42
Diluted-pro forma	$.39	$.41

	Nine Months Ended
	October 2, 2005	September 26, 2004
	(in thousands, except per share information)

Net income, as reported	$39,639	$38,659
Add: Stock-based employee compensation expense from the Management Stock Purchase Plan included in reported net income, net of tax	433	343
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax:
Restricted stock units (Management Stock Purchase Plan)	(477)	(336)
Employee stock options	(597)	(450)
Pro forma net income	$38,998	$38,216

Earnings per share:
Basic-as reported	$1.22	$1.20
Basic-pro forma	$1.20	$1.18
Diluted-as reported	$1.20	$1.18
Diluted-pro forma	$1.17	$1.17

Shipping and Handling

The Company’s shipping costs included in selling, general and administrative expense were $7,418,000 and $5,950,000 for the third quarter of 2005 and 2004, respectively, and were $20,423,000 and $18,252,000 for the first nine months of 2005 and 2004, respectively.

Research and Development

Research and development costs included in selling, general and administrative expense were $2,780,000 and $2,447,000 for the third quarter of 2005 and 2004, respectively, and were $8,688,000 and $7,312,000 for the first nine months of 2005 and 2004, respectively.

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

On December 16, 2004, the FASB issued its final standard on accounting for share-based payments (SBP), Financial Accounting Standards Board Statement No. 123R (FAS 123R) that requires companies to expense the value of employee stock options and similar awards. The statement was initially effective for public companies for interim and annual periods beginning after June 15, 2005, and applies to all outstanding and unvested SBP awards at a company’s adoption date.  The Securities and Exchange Commission delayed implementation to fiscal years beginning after June 15, 2005.  Therefore, the Company intends to delay implementation of FAS 123R until January 1, 2006. The impact of this statement on the Company’s results of operations (based on equity instruments outstanding at October 2, 2005) for the fiscal year ending December 31, 2006 is expected to be approximately ($0.03) per share.

On December 16, 2004, the FASB issued Financial Accounting Standards Board Statement No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (FAS 153). The amendments made by FAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this statement shall be applied prospectively in January 2006.

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

In May 2005, the FASB issued Financial Accounting Standards Board Statement No. 154, “ Accounting Changes and Error Corrections”(FAS 154), a replacement of APB Opinion No. 20, “Accounting Changes” and a replacement of FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”.  FAS 154 changes the accounting for, and reporting of, a change in accounting principle.  The statement requires retrospective application to prior periods financial statements of voluntary changes in accounting principles and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so.  The statement is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005.  Earlier application is permitted for accounting changes and corrections of errors during fiscal years beginning after June 1, 2005.

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

Condensed operating statements and balance sheets for discontinued operations is summarized below:

	Third Quarter Ended
	October 2, 2005	September 26, 2004
	(in thousands)
Net sales—Jameco International, LLC	$—	$4,681
Cost and expenses:
Jameco International, LLC	—	(4,691)
Municipal Water Group	(115)	(203)
Loss before income taxes	(115)	(213)
Income tax benefit	44	83
Loss from discontinued operations, net of taxes	$(71)	$(130)

	Nine Months Ended
	October 2, 2005	September 26, 2004
	(in thousands)
Net sales—Jameco International, LLC	$—	$15,219
Cost and expenses:
Jameco International, LLC	—	(15,238)
Municipal Water Group	(299)	(357)
Loss before income taxes	(299)	(376)
Income tax benefit	114	146
Loss from discontinued operations, net of taxes	$(185)	$(230)

October 2, 2005
(in thousands)
Prepaid expenses and other assets	$2,373
Deferred income taxes	7,107
Assets of discontinued operations	$9,480
Accrued expenses and other liabilities	22,914
Liabilities of discontinued operations	$22,914

The assets and liabilities at October 2, 2005 primarily relate to the reserves for the James Jones Litigation.

4.  Derivative Instruments

The Company uses foreign currency forward exchange contracts as a cash flow hedge to reduce the impact of currency fluctuations on certain anticipated intercompany purchase transactions that are expected to occur within the year and certain other foreign currency transactions. Related gains and losses are recognized in other income/expense when the contracts expire, which is in the same period as the underlying foreign currency denominated transaction. These contracts do not subject the Company to significant market risk from exchange movement because they offset gains and losses on the related foreign currency denominated transactions. For the first nine months of 2005 and 2004 the amount recorded in other comprehensive income for the change in the fair value of the contracts was immaterial.

The Company occasionally uses commodity futures contracts to fix the price on a portion of certain raw materials used in the manufacturing process. These contracts highly correlate to the actual purchases of the commodity and the contract values are reflected in the cost of the commodity as it is actually purchased. At October 2, 2005 and September 26, 2004 the Company had no commodity contracts.

5.  Restructuring

The Company continues to implement a plan to consolidate several of its manufacturing plants in North America and Europe. At the same time it is expanding its manufacturing capacity in China and other low cost areas of the world.  In the third quarter of 2005, the Company recorded a pre-tax charge of approximately $995,000 compared to $567,000 in the third quarter of 2004. For the nine months of 2005, the Company recorded a pre-tax charge of approximately $2,167,000 compared to $2,304,000 for the first nine months of 2004. Pre-tax costs of $991,000 and $567,000 were recorded in costs of goods sold in the third quarter of 2005 and 2004, respectively, and pre-tax costs of $1,705,000 and $2,304,000 were recorded in costs of goods sold for the nine months of 2005 and 2004, respectively. Costs incurred for the third quarters and the nine months of 2005 and 2004 included accelerated depreciation for the closure of a U.S. manufacturing plant, the write-down of a European building held for sale from a prior restructuring and a reduction in the estimated useful lives of certain manufacturing equipment.  Additionally, $4,000 and $462,000 were charged to selling, general and administrative expenses in the third quarter and nine months ended October 2, 2005, respectively.  These costs represent severance related to a European restructuring including personnel reductions and the movement of manufacturing equipment to a lower cost location.

6.  Earnings per Share

The following tables set forth the reconciliation of the calculation of earnings per share:

	For the Third Quarter Ended October 2, 2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Amounts in thousands, except share and per share amounts)
Basic EPS
Income from continuing operations	$13,439	32,525,422	$.41
Loss from discontinued operations	(71)		—
Net income	$13,368		$.41
Effect of dilutive securities
Common stock equivalents		536,578
Diluted EPS
Income from continuing operations	$13,439		$.41
Loss from discontinued operations	(71)		—
Net income	$13,368	33,062,000	$.40

	For the Third Quarter Ended September 26, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Amounts in thousands, except share and per share amounts)
Basic EPS
Income from continuing operations	$13,835	32,319,532	$.43
Loss from discontinued operations	(130)		(.01)
Net income	$13,705		$.42
Effect of dilutive securities
Common stock equivalents		472,233
Diluted EPS
Income from continuing operations	$13,835		$.42
Loss from discontinued operations	(130)		—
Net income	$13,705	32,791,765	$.42

	For the Nine Months Ended October 2, 2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Amounts in thousands, except share and per share amounts)
Basic EPS
Income from continuing operations	$39,824	32,469,951	$1.23
Loss from discontinued operations	(185)		(.01)
Net income	$39,639		$1.22
Effect of dilutive securities
Common stock equivalents		536,328
Diluted EPS
Income from continuing operations	$39,824		$1.21
Loss from discontinued operations	(185)		(.01)
Net income	$39,639	33,006,279	$1.20

	For the Nine Months Ended September 26, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Amounts in thousands, except share and per share amounts)
Basic EPS
Income from continuing operations	$38,889	32,242,083	$1.21
Loss from discontinued operations	(230)		(.01)
Net income	$38,659		$1.20
Effect of dilutive securities
Common stock equivalents		430,518
Diluted EPS
Income from continuing operations	$38,889		$1.19
Loss from discontinued operations	(230)		(.01)
Net income	$38,659	32,672,601	$1.18

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

The following is a summary of our significant accounts and balances by segment, reconciled to the Company’s consolidated totals:

	North America	Europe	China	Corporate (*)	Consolidated
	(in thousands)
Quarter ended October 2, 2005
Net sales	$160,029	$65,554	$7,146	$—	$232,729
Operating income (loss)	17,829	7,854	1,433	(4,211)	22,905
Capital expenditures	1,972	1,748	758	—	4,478
Depreciation and amortization	3,568	2,282	892	—	6,742

Quarter ended September 26, 2004
Net sales	$140,403	$62,386	$7,401	$—	$210,190
Operating income (loss)	18,565	8,023	1,277	(4,975)	22,890
Capital expenditures	2,919	1,177	1,278	—	5,374
Depreciation and amortization	3,894	2,191	1,062	—	7,147

Nine months ended October 2, 2005
Net sales	$464,622	$195,624	$19,693	$—	$679,939
Operating income (loss)	55,352	23,299	2,550	(12,785)	68,416
Identifiable assets	551,498	308,481	93,539	—	953,518
Long-lived assets	73,243	46,674	25,923	—	145,840
Intangibles	32,596	13,304	2,680	—	48,580
Capital expenditures	7,535	4,194	2,087	—	13,816
Depreciation and amortization	10,180	6,513	3,275	—	19,968

Nine months ended September 26, 2004
Net sales	$400,167	$183,400	$19,585	$—	$603,152
Operating income (loss)	54,800	23,460	1,276	(12,161)	67,375
Identifiable assets	533,593	294,521	76,092	—	904,206
Long-lived assets	74,144	47,462	26,183	—	147,789
Intangibles	26,173	9,771	2,744	—	38,688
Capital expenditures	6,978	4,207	5,638	—	16,823
Depreciation and amortization	11,459	6,815	3,018	—	21,292

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

The North American segment consists of U.S. net sales of $147,640,000 and $130,996,000 for the third quarter of 2005 and 2004, respectively, and $430,175,000 and $373,358,000 for the nine months of 2005 and 2004, respectively. The North American segment also consists of U.S. long-lived assets of $68,304,000 and $69,396,000 at October 2, 2005 and September 26, 2004, respectively.

Intersegment sales for the quarter ended October 2, 2005 for North America, Europe and China were $1,209,000, $1,072,000 and $13,677,000, respectively.  Intersegment sales for the quarter ended September 26, 2004 for North America, Europe and China were $2,009,000, $989,000 and $7,141,000, respectively.

Intersegment sales for the nine months ended October 2, 2005 for North America, Europe and China were $3,740,000, $4,054,000 and $35,534,000, respectively.  Intersegment sales for the nine months ended September 26, 2004 for North America, Europe and China were $4,620,000, $4,752,000 and $18,714,000, respectively.

8.  Other Comprehensive Income (Loss)

Other comprehensive income (loss) consists of the following:

	Foreign Currency Translation	Pension Adjustment	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
	(in thousands)

Balance December 31, 2004	$32,506	$(5,849)	$(39)	$26,618
Change in period	(6,857)	—	(28)	(6,885)
Balance April 3, 2005	$25,649	$(5,849)	$(67)	$19,733
Change in period	(11,737)	—	100	(11,637)
Balance July 3, 2005	$13,912	$(5,849)	$33	$8,096
Change in period	1,227	—	(15)	1,212
Balance October 2, 2005	$15,139	$(5,849)	$18	$9,308

Balance December 31, 2003	$19,588	$(5,829)	$46	$13,805
Change in period	(5,585)	—	(209)	(5,794)
Balance at March 28, 2004	$14,003	$(5,829)	$(163)	$8,011
Change in period	(518)	—	196	(322)
Balance June 27, 2004	$13,485	$(5,829)	$33	$7,689
Change in period	2,370	—	(36)	2,334
Balance September 26, 2004	$15,855	$(5,829)	$(3)	$10,023

Accumulated other comprehensive income (loss) in the Consolidated Balance Sheets as of October 2, 2005 and September 26, 2004 consists of cumulative translation adjustments and changes in the fair value of certain financial instruments that qualify for hedge accounting as required by FAS 133.  The Company’s total comprehensive income was as follows:

	Third Quarter Ended
	October 2, 2005	September 26, 2004
	(in thousands)

Net income	$13,368	$13,705
Unrealized loss on derivative instruments	(15)	(36)
Foreign currency translation adjustments	1,227	2,370
Total comprehensive income	$14,580	$16,039

	Nine Months Ended
	October 2, 2005	September 26, 2004
	(in thousands)

Net income	$39,639	$38,659
Unrealized gain (loss) on derivative instruments	57	(49)
Foreign currency translation adjustments	(17,367)	(3,733)
Total comprehensive income	$22,329	$34,877

9.  Acquisitions

On July 8, 2005, a wholly owned subsidiary of the Company acquired the water connector business of the Donald E. Savard Company  (Savard) located in San Gabriel, California for approximately $3,660,000. The allocations for goodwill and intangible assets are approximately $1,305,000 and $1,730,000, respectively.  The amount recorded as intangible assets is primarily for trade names with indefinite lives and customer relationships that have 14-year lives. This acquisition allows the Company to expand its presence in one of its product lines with a brand name that is well known to the plumbing wholesale market.

On July 5, 2005, a wholly owned subsidiary of the Company acquired 100% of the outstanding stock of Microflex N.V. (Microflex) located in Rotselaar, Belgium for approximately $14,900,000 net of cash acquired of approximately $875,000. The allocations for goodwill and intangible assets are approximately $6,740,000 and $4,915,000, respectively. The amount recorded as intangible assets is primarily for customer relationships that have 8-year lives and trade names that have indefinite lives.  Microflex produces and distributes flexible, pre-insulated, waterproof PEX pipes for hot and cold water transport, as well as a range of accessory products including couplings, caps, and insulation kits in the HVAC and water protection markets.

On June 20, 2005, a wholly owned subsidiary of the Company acquired the water softener business of Alamo Water Refiners, Inc. (Alamo) located in San Antonio, Texas for approximately $5,100,000.  The allocation for intangible assets is approximately $285,000 and is primarily for the trade name with an indefinite life.  There was no allocation to goodwill. Alamo sells both residential and commercial water softeners, which are used to filter calcium and magnesium from water supplies.

On May 11, 2005, a wholly owned subsidiary of the Company acquired 100% of the outstanding stock of Electro Controls Ltd. (Electro Controls) located in Hounslow, United Kingdom for approximately $11,784,000 net of cash acquired of approximately $5,014,000. The allocations for goodwill and intangible assets are approximately $5,836,000 and $315,000, respectively. The amount recorded as intangible assets is primarily for trade names that have indefinite lives. Electro Controls designs and assembles a range of electrical controls for the HVAC market, with sales primarily in the United Kingdom.

On January 5, 2005, a wholly owned subsidiary of the Company acquired 100% of the outstanding stock of HF Scientific, Inc., (HF) located in Fort Myers, Florida for approximately $7,260,000 in cash plus $800,000 in assumed debt. The allocations for goodwill and intangible assets are approximately $4,167,000 and $2,660,000, respectively. The amount recorded as intangible assets is primarily for customer relationships that have 15-year lives and trade names that have indefinite lives.  HF manufactures and distributes a line of instrumentation equipment, test kits and chemical reagents used for monitoring water quality in a variety of applications.

On January 4, 2005, a wholly owned subsidiary of the Company acquired substantially all of the assets of Sea Tech, Inc. (Sea Tech) located in Wilmington, North Carolina for approximately $10,100,000 in cash. The purchase agreement contains an earn-out provision to be calculated on a cumulative basis over a three-year period ending December 31, 2007.  Payments under the agreement, if any, will not exceed $5,000,000.  The allocations for goodwill and intangible assets are approximately $6,498,000 and $3,033,000, respectively. The amount recorded as intangible assets is primarily for customer relationships that have 15-year lives and trade names that have indefinite lives.  Sea Tech provides cost effective solutions for fluidic connection needs. Sea Tech offers a wide range of standard and custom quick connect fittings, valves and manifolds and pex tubing designed to address specific customer requirements.

The acquisitions above have been accounted for using the purchase method of accounting.  The Company obtains third-party valuations to aid in the purchase price allocation process. At any point in time, some valuations and allocations may be preliminary, and subject to further adjustment. The pro-forma results have not been displayed, as the results are not significant, either individually or aggregated.

10.  Debt Issuance

On September 23, 2004, the Company entered into an unsecured revolving credit facility with a syndicate of banks (the Revolving Credit Facility). The Revolving Credit Facility provides for multi-currency unsecured borrowings and stand-by letters of credit of up to $300,000,000 and expires in September 2009. Borrowings outstanding under the Revolving Credit Facility bear interest at a fluctuating rate per annum for an applicable percentage equal to (i) in the case of Eurocurrency rate loans, the British Bankers Association LIBOR rate plus an applicable percentage, of up to 0.875% based on the Company’s current consolidated leverage ratio and debt rating, or (ii) in the case of base rate loans and swing line loans, the higher of (a) the federal funds rate plus 0.5% and (b) the annual rate of interest announced by Bank of America, N.A. as its “prime rate.”  The average interest rate for borrowings under the revolving credit facility was approximately 2.7% for the quarter ended October 2, 2005. The Revolving Credit Facility replaced the unsecured revolving credit facility provided under the Revolving Credit Agreement dated February 28, 2002. The Revolving Credit Facility was used to pay off the debt that existed on the previous credit facility. The Revolving Credit Facility includes operational and financial covenants customary for facilities of this type, including, among others, restrictions on additional indebtedness, liens and investments and maintenance of certain leverage ratios. As of October 2, 2005, the Company was in compliance with all covenants related to the Revolving Credit Facility. The Company had approximately $209,061,000 of unused and available credit under the Revolving Credit Facility at October 2, 2005.  At October 2, 2005, $58,297,000 of debt was outstanding for euro based borrowings on the Revolving Credit Facility and recorded as long-term debt. Additionally, there was $32,642,000 outstanding for stand-by letters of credit on the Revolving Credit Facility at October 2, 2005.

Effective July 1, 2005, the Company entered into a three-year interest rate swap with a counterparty for a notional amount of €25,000,000, which is outstanding under its Revolving Credit Facility.  The Company swapped the variable rate from the Revolving Credit Facility, which is EURIBOR plus 0.6% for a fixed rate of 3.02%.  The Company had designated the swap as a hedge using the cash flow method.  The swap is hedging the cash flows associated with interest payments on the first €25,000,000 of its Revolving Credit Facility.  The Company will mark to market the changes in fair value of the swap through other comprehensive income.  Any ineffectiveness will be recorded in income.  At October 2, 2005, the fair value of the swap was immaterial.

The Company had previously entered into a two-year interest rate swap for a notional amount of €25,000,000 outstanding on the Company’s revolving credit facility that expired on June 30, 2005.  The Company swapped the variable rate from the revolving credit facility, which is three month EURIBOR plus 0.7%, for a fixed rate of 2.3%. The Company designated the swap as a hedging instrument using the cash flow method. The swap hedged the cash flows associated with interest payments on the first €25,000,000 of the Company’s revolving credit facility. The Company marked to market the changes in value of the swap through other comprehensive income. Any ineffectiveness was recorded in income.

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

11.  Contingencies and Environmental Remediation

As disclosed in Part I, Item 1, “Product Liability, Environmental and Other Litigation Matters” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, the Company is a party to litigation described as the James Jones Litigation and is also engaged in certain environmental remediation.

In the James Jones Litigation, on June 22, 2005, the California Superior Court dismissed the claims of the Relator on behalf of the remaining Phase II cities (Contra Costa, Corona, Santa Cruz and Vallejo) and ruled that the Relator and these cities were obliged to show that the cities had received out of spec parts which were related to specific invoices, and that this showing had not been made.  Although each city’s claim is unique, this ruling is significant for the claims of the remaining cities, and the Relator has appealed.  Litigation is inherently uncertain, and the Company is unable to predict the outcome of this appeal.

During the quarter ended October 2, 2005, the Company learned that it may be a potentially responsible party (PRP) for the clean-up of the Philips Services Corporation Site in Rock Hill, South Carolina.  Common counsel for the PRP group has invited the Company to become part of the PRP group.  A remedial investigation/feasibility study has yet to be completed, the number of PRPs and Watts’ participation in a PRP group has yet to be determined and the Company is unable to determine a loss or range of loss at the present time.

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

The components of net periodic benefit cost are as follows:

	Third Quarter Ended
	October 2, 2005	September 26, 2004
	(in thousands)

Service cost—benefits earned	$715	$630
Interest costs on benefits obligation	838	767
Estimated return on assets	(797)	(718)
Transitional asset amortization	—	(12)
Prior service cost amortization	60	60
Net loss amortization	216	189
Net periodic benefit cost	$1,032	$916

	Nine Months Ended
	October 2, 2005	September 26, 2004
	(in thousands)

Service cost—benefits earned	$2,145	$1,830
Interest costs on benefits obligation	2,514	2,287
Estimated return on assets	(2,377)	(2,138)
Transitional asset amortization	—	(137)
Prior service cost amortization	180	170
Net loss amortization	646	569
Net periodic benefit cost	$3,108	$2,581

Cash flows:

The information related to the Company’s pension funds cash flow is as follows:

	Nine Months Ended
	October 2, 2005	September 26, 2004
	(in thousands)

Employer contributions	$1,786	$81

Remaining 2005 contributions are expected to be immaterial.

13.  Subsequent Events

On November 4, 2005, a wholly owned subsidiary of the Company acquired substantially all of the assets of Flexflow Tubing LLP (Flexflow) located in Langley, British Columbia, Canada for approximately $6,250,000 in cash.  The purchase agreement contains an earn-out provision to be calculated over a five-year period ending December 31, 2010.  Earn-out payments under the purchase agreement, if any, will not exceed $4,300,000.  Flexflow manufactures pex tubing for potable and non-potable applications.

On October 26, 2005, the Company entered into a definitive acquisition agreement to acquire the assets of Changsha Valve Works, a valve manufacturing company located in the People’s Republic of China.  The closing is subject to several conditions, including the receipt of certain government approvals and the establishment of a new wholly foreign owned enterprise, and is expected to occur by the end of January 2006.

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

We operate on a 52-week fiscal year ending on December 31.  Any third quarter ended data contained in this Report on Form 10-Q reflects the results of operations for the 13-week period ended on the Sunday nearest September 30 of the respective year.  There were four additional billing days in the nine months ended October 2, 2005 than were in the nine months ended September 26, 2004.

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

A risk we face is increases in raw material costs. We require substantial amounts of raw materials, including bronze, brass, cast iron, steel and plastic to produce our products and substantially all of the raw materials we require are purchased from outside sources. We have experienced increases in the costs of bronze, brass, cast iron, steel and plastic. If we are not able to reduce or eliminate the effect of these cost increases by reducing production costs or successfully implementing price increases, these increases in raw material costs could reduce our profit margins.

Another risk we face in all areas of our business is competition. We consider brand preference, engineering specifications, plumbing code requirements, price, technological expertise, delivery times and breadth of product offerings to be the primary competitive factors. As mentioned previously, we believe that product development, product testing capability and investment in plant and equipment is needed to manufacture products in compliance with code requirements, which represents a barrier to entry for competitors. We are committed to maintaining our capital equipment at a level consistent with current technologies, as we spent approximately $4,500,000 in the third quarter of 2005, and expect to invest a total of approximately $20,000,000 in 2005. We are also committed to expanding our manufacturing capacity in lower cost countries such as China, Tunisia and Bulgaria. These manufacturing plant relocations and consolidations are an important part of our ongoing commitment to reduce production costs.

Recent Developments

On November 4, 2005, we acquired substantially all of the assets of Flexflow Tubing LLP (Flexflow) located in Langley, British Columbia, Canada for approximately $6,250,000 in cash.  The purchase agreement contains an earn-out provision to be calculated over a five-year period ending December 31, 2010.  Earn-out payments under the purchase agreement, if any, will not exceed $4,300,000.  Flexflow manufactures pex tubing for potable and non-potable applications.

On October 31, 2005, we announced the appointment of William D. Martino as Chief Operating Officer and President of North American and Asia Operations.

On October 26, 2005, we entered into a definitive acquisition agreement to acquire the assets of Changsha Valve Works, a valve manufacturing company located in the People’s Republic of China.  The closing is subject to several conditions, including the receipt of certain government approvals and the establishment of a new wholly foreign owned enterprise, and is expected to occur by the end of January 2006.

On October 13, 2005, we announced the appointment of Lynn A. McVay as President of the Retail Division. Mr. McVay had previously served as our Executive Vice President of Wholesale Sales. Ernest E. Elliott, Executive Vice President of Wholesale Marketing, will assume Mr. McVay’s responsibilities in the wholesale division.

On September 26, 2005, Jeffrey A. Polofsky, the Executive Vice President - Retail Sales and Marketing, resigned from the Company.

Acquisitions

On July 8, 2005, we acquired the assets of the water connector business of the Donald E. Savard Company  (Savard) located in San Gabriel, California for approximately $3,660,000.  The allocations for goodwill and intangible assets are approximately $1,305,000 and $1,730,000, respectively. The amount recorded as intangible assets is primarily for trade names with indefinite lives and customer relationships that have 14-year lives.  The acquisition of the water connector business of Savard is consistent with our theme of water conservation, safety and control. This acquisition allows us to expand our presence in one of our leading product lines with a brand name that is well known to the plumbing wholesale market.

On July 5, 2005, we acquired 100% of the outstanding stock of Microflex N.V. (Microflex) located in Rotselaar, Belgium for approximately $14,900,000 net of cash acquired of approximately $875,000.  The allocations for goodwill and intangible assets are approximately $6,740,000 and $4,915,000, respectively.  The amount recorded as intangible assets is primarily for customer relationships that have 8-year lives and trade names that have indefinite lives.  Microflex produces and distributes flexible, pre-insulated, waterproof PEX pipes for hot and cold water transport, as well as a range of accessory products including couplings, caps, and insulation kits in the HVAC and water protection markets.

On June 20, 2005, we acquired the water softener business of Alamo Water Refiners, Inc. (Alamo) located in San Antonio, Texas for approximately $5,100,000.  The allocation for intangible assets is approximately $285,000 and is primarily for the trade name with an indefinite life. There was no allocation to goodwill. The products of Alamo are consistent with our theme of water quality and provide many synergistic opportunities when utilized in conjunction with our existing water filtration and water quality businesses. The acquisition of Alamo also expands our distribution presence into the southwestern U.S. markets.

On May 11, 2005, we acquired 100% of the outstanding stock of Electro Controls Ltd. (Electro Controls) located in Hounslow, United Kingdom for approximately $11,784,000 net of cash acquired of approximately $5,014,000.  The allocations for goodwill and intangible assets are approximately $5,836,000 and $315,000, respectively. The amount recorded as intangible assets is primarily for trade names that have indefinite lives. Electro Controls designs and assembles a range of electrical controls for the HVAC market, with sales primarily in the United Kingdom.

On January 5, 2005, we acquired 100% of the outstanding stock of HF Scientific, Inc. (HF) located in Fort Myers, Florida for approximately $7,260,000 in cash plus $800,000 in assumed debt.  The allocations for goodwill and intangible assets are approximately $4,167,000 and $2,660,000, respectively. The amount recorded as intangible assets is primarily for customer relationships that have 15-year lives and trade names that have indefinite lives.  HF manufactures and distributes a line of instrumentation equipment, test kits and chemical reagents used for monitoring water quality in a variety of applications.

On January 4, 2005, we acquired substantially all of the assets of Sea Tech, Inc. (Sea Tech) located in Wilmington, North Carolina for approximately $10,100,000 in cash.  The allocations for goodwill and intangible assets are approximately $6,498,000 and $3,033,000, respectively. The amount recorded as intangible assets is primarily for customer relationships that have 15-year lives and trade names that have indefinite lives.  Sea Tech provides cost effective solutions for fluidic connection needs. Sea Tech offers a wide range of standard and custom quick connect fittings, valves and manifolds and pex tubing designed to address specific customer requirements.

On September 28, 2004, we completed the increase of our ownership in Watts Stern Rubinetti, S.r.l (Stern) from 51% to 85%. The price paid for this additional 34% was approximately $800,000. We have a call option to acquire the remaining 15% from the minority shareholders for approximately $400,000. The option became exercisable on January 1, 2005. We anticipate exercising this option in 2006.

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

On March 29, 2004, we acquired the 40% equity interest in Taizhou Shida Plumbing Manufacturing Co., Ltd. (Shida), that had been held by the our former joint venture partner for approximately $3,000,000 in cash and installment payments totaling $3,500,000 in connection with a know-how transfer and non-compete agreement. As of December 31, 2004 we had paid an aggregate of $5,750,000 in cash and in on April 1, 2005 we made the final installment payment for $750,000. We now own 100% of Shida. Prior to the acquisition the joint venture declared a dividend of $1,250,000 and based on the 40% ownership, a $500,000 cash dividend was paid to our joint venture partner. The allocation to goodwill was $2,374,000, and $1,126,000 was allocated to intangible assets. The amount recorded as intangible assets was primarily for the non-compete agreement that has a 3-year life. We had made prior investments in 2003 and 2002 totaling $8,000,000 in cash for our initial 60% interest. Shida is a manufacturer of a variety of plumbing products sold both into the Chinese domestic market and export markets.

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

The acquisitions above have been accounted for utilizing the purchase method of accounting.  We obtain third-party valuations to aid in the purchase price allocation process. At any point in time, some valuations and allocations may be preliminary, and subject to further adjustment The pro-forma results have not been displayed, as the results are not significant, either individually or aggregated, to our consolidated financial position or results of operations.

Divestures

In March 2005, we sold our minority interest in Jameco International, LLC (Jameco) to the majority owner for $250,000 in cash, completing the divestiture of our interest in Jameco.  In the fourth quarter of 2004, we recorded an impairment charge in discontinued operations to write-down the investment to estimated fair value.

Results of Operations

Third Quarter Ended October 2, 2005 Compared to Third Quarter Ended September 26, 2004

Net Sales.  Our business is reported in three geographic segments: North America, Europe and China. Our net sales in each of these segments for each of the third quarters ended 2005 and 2004 were as follows:

	Third Quarter Ended October 2, 2005		Third Quarter Ended September 26, 2004			% Change to Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales
	(Dollars in thousands)
North America	$160,029	68.7%	$140,403	66.8%	$19,626	9.3%
Europe	65,554	28.2	62,386	29.7	3,168	1.5
China	7,146	3.1	7,401	3.5	(255)	(.1)
Total	$232,729	100%	$210,190	100%	$22,539	10.7%

The increase in net sales is attributable to the following:

					Change As a % of Consolidated Net Sales				Change As a % of Segment Net Sales
	North America	Europe	China	Total	North America	Europe	China	Total	North America	Europe	China
	(Dollars in thousands)
Internal growth	$11,757	$495	$(407)	$11,845	5.6%	.2%	(.2)%	5.6%	8.4%	.8%	(5.5)%
Foreign exchange	945	(876)	152	221.4		(.4)	.1	.1	.7	(1.4)	2.1
Acquisitions	6,924	3,549	—	10,473	3.3	1.7	—	5.0	4.9	5.7	—

Total	$19,626	$3,168	$(255)	$22,539	9.3%	1.5%	(.1)%	10.7%	14.0%	5.1%	(3.4)%

Internal growth in North America net sales is due to increased price and unit sales in certain product lines into the wholesale market and increased unit sales in the DIY market. Our wholesale market in the third quarter of 2005, excluding sales from acquisitions, grew by 8.0% compared to the third quarter of 2004, primarily due to increased sales of backflow preventers, as well as in our plumbing and under-floor radiant heating product lines. Our sales into the North American DIY market in the third quarter of 2005 increased by 12.5% compared to the third quarter of 2004 primarily due to the new product introduction of FloodSafeTM connectors.

The increase in North America net sales from foreign exchange is due to the Canadian dollar appreciating against the U.S. dollar. We cannot predict whether the Canadian dollar will continue to appreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

Acquired growth in net sales in North America is due to the inclusion of net sales of Savard, acquired on July 8, 2005, Alamo, acquired on June 20, 2005, HF, acquired on January 5, 2005, and Sea Tech, acquired on January 4, 2005.

Internal growth in Europe net sales was essentially flat primarily due to increased sales into the Eastern European wholesale market and increased market share gains in Germany, offset by decreased sales in the OEM market primarily in Spain and Switzerland.

Net sales decreased due to foreign exchange in Europe primarily from the depreciation of the euro against the U.S. dollar. We cannot predict whether the euro will continue to depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

Acquired growth in Europe net sales is due to the inclusion of the net sales of Microflex, acquired on July 5, 2005 and Electro Controls, acquired on May 11, 2005.

The decrease in external net sales in China is primarily due to decreased sales in the Chinese export market which is now handled by our U.S. subsidiaries, partially offset by increased sales into the Chinese domestic market. Our intersegment sales for the quarter ended October 2, 2005, for China were $13,677,000 compared to  $7,141,000 for the comparable quarter in 2004.

Gross Profit.  Gross profit for the third quarter of 2005 increased $5,445,000, or 7.3%, compared to the third quarter of 2004. The increase in gross profit is attributable to the following:

	(in thousands)	% Change

Internal growth	$1,208	1.6%
Foreign exchange	218.3
Acquisitions	4,443	6.0
Restructuring	(424)	(.6)
Total	$5,445	7.3%

The internal growth in gross profit is primarily due to the China segment, which increased internal gross profits by $1,294,000 primarily due to increased sourcing to our domestic facilities. Our gross profit in North America did not increase in relation to sales primarily due to decreased gross margins in the DIY market due to cost increases in raw materials which were not recovered by increased selling prices or other product cost reductions. The increase in gross profit from foreign exchange is primarily due to the appreciation of the Canadian dollar and the yuan against the U.S. dollar offset by the depreciation of the euro against the U.S. dollar.  The increase in gross profit from acquisitions is due to the inclusion of gross profit from Savard, Microflex, Alamo, Electro Controls, HF and Sea Tech.

The increase in gross profit is partially offset by increased manufacturing restructuring and other costs.  In the third quarter of 2005 we charged $991,000 to cost of sales as compared to $567,000 in the third quarter of 2004 for accelerated depreciation and other costs.

Selling, General and Administrative Expenses.  Selling, General and Administrative expenses, or SG&A expenses, for the third quarter of 2005 increased $5,430,000, or 10.5%, compared to the third quarter of 2004.  The increase in SG&A expenses is attributable to the following:

	(in thousands)	% Change

Internal growth	$2,795	5.4%
Foreign exchange	100.2
Acquisitions	2,308	4.5
Restructuring	4	—
Other	223.4
Total	$5,430	10.5%

The internal increase in SG&A expenses is primarily due to increased variable selling expenses due to increased sales volumes primarily in North America and China, due diligence-related charges, and increased bad debt reserves, partially offset by decreased product liability expenses and decreased costs for work performed to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (SOX).  The increase in SG&A expenses from foreign exchange is primarily due to the appreciation of the Canadian dollar and yuan against the U.S. dollar, offset by the depreciation of the euro against the U.S. dollar.  The increase in SG&A expenses from acquisitions is due to the inclusion of Savard, Microflex, Alamo, Electro Controls, HF and Sea Tech.   Other includes costs of $223,000 for an earn-out arrangement from a prior period acquisition that is being accounted for as compensation expense. This earn-out arrangement was completed on August 31, 2005.

Operating Income.  Operating income by geographic segment for each of the third quarters ended 2005 and 2004 were as follows:

	Third Quarter Ended		Change	% Change to Consolidated Operating Income
	October 2, 2005	September 26, 2004
	(Dollars in thousands)

North America	$17,829	$18,565	$(736)	(3.2)%
Europe	7,854	8,023	(169)	(.7)
China	1,433	1,277	156.7
Corporate	(4,211)	(4,975)	764	3.3
Total	$22,905	$22,890	$15.1%

The change in operating income is attributable to the following:

						Change					Change
						As a% of Consolidated Operating Income					As a% of Segment Operating Income
	North America	Europe	China	Corp.	Total	North America	Europe	China	Corp.	Total	North America	Europe	China	Corp.
	(Dollars in thousands)
Internal growth	$(1,675)	$(802)	$126	$764	$(1,587)	(7.3)%	(3.5)%	.6%	3.3%	(6.9)%	(9.0)%	(10.0)%	9.9%	15.4%
Foreign exchange	199	(111)	30	—	118.9		(.5)	.1	—	.5	1.1	(1.4)	—	—
Acquisitions	1,006	1,129	—	—	2,135	4.4	4.9	—	—	9.3	5.4	14.1	—	—
Restructuring	(43)	(385)	—	—	(428)	(.2)	(1.6)	—	—	(1.8)	(.3)	(4.8)	—	—
Other	(223)	—	—	—	(223)	(1.0)	—	—	—	(1.0)	(1.2)	—	—	—
Total	$(736)	$(169)	$156	$764	$15	(3.2)%	(.7)%	.7%	3.3%	.1%	(4.0)%	(2.1)%	9.9%	15.4%

Internal profits lagged in North America primarily due to decreased gross profit and increased net SG&A expense. Compared to the comparable period last year, we experienced raw material cost increases in plastics purchases due to increases in oil costs and copper- contained material purchases, which have yet to be recovered through price increases or other product cost reductions. The spot rate for copper has increased approximately 37% since the third quarter of 2004.  In 2004, we experienced raw material cost increases for a majority of the commodities that we purchased, which we were able to recover by implementing price increases on some of our products.  In the third quarter of 2005, we recorded $610,000 for costs associated with our manufacturing restructuring plan compared to $567,000 for the same period in 2004. The increase in operating income from foreign exchange is primarily due to the appreciation of the Canadian dollar against the U.S. dollar. We cannot predict whether the Canadian dollar will continue to appreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our operating income. The acquired growth is due to the inclusion of operating income from Savard, Alamo, HF and Sea Tech.  Other represents costs accrued for an earn-out arrangement that is being accounted for as compensation expense.

Internal profits lagged in Europe primarily from inventory valuation adjustments and increased SG&A expense for due diligence-related charges.  In the third quarter of 2005, we recorded $385,000 of costs associated with our European manufacturing restructuring plan compared to no costs in 2004.  The decrease in operating income from foreign exchange is primarily due to the depreciation of the euro against the U.S. dollar. We cannot predict whether the euro will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our operating income. The acquired growth in Europe is due to the inclusion of the operating income from Microflex and Electro Controls.

The increase in internal growth in China of $126,000 is primarily attributable to increased capacity utilization and low cost sourcing to our domestic facilities offset by increased SG&A expense primarily related to increased variable selling expenses due to increased sales volumes and increased bad debt reserves. The increase in operating income from foreign exchange is primarily due to the appreciation of the yuan against the U.S. dollar. We cannot predict whether the yuan will continue to appreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our operating income.

The increase in internal growth in Corporate of $764,000 is primarily attributable to decreased costs for work performed during the quarter to date to comply with SOX and reductions in legal and relocation expenses.

Interest Expense.  Interest expense decreased $49,000, or 1.8%, for the third quarter of 2005 compared to the third quarter of 2004.

Effective July 1, 2005, we entered into a three-year interest rate swap with a counterparty for a notional amount of €25,000,000, which is outstanding under our Revolving Credit Facility.  We swapped the variable rate from the Revolving Credit Facility, which is EURIBOR plus 0.6% for a fixed rate of 3.02%.

We had previously entered into an interest rate swap for a notional amount of €25,000,000 outstanding on our prior revolving credit facility. We swapped the variable rate from the revolving credit facility, which is three month EURIBOR plus 0.7%, for a fixed rate of 2.3%. The swap was terminated at June 30, 2005. The impact of the swap was immaterial to the overall interest expense.

Income Taxes.  Our effective tax rate for continuing operations increased to 35.5% in the third quarter of 2005, from 32.0% for the third quarter of 2004.  The increase is primarily due to the effect of multi-year refund claims relating to state tax credits that were realized in the third quarter of 2004. The amount realized in 2005 for these credits was significantly less. This increase is partially offset by a decrease in our European tax rate for the third quarter of 2005 compared to the third quarter of 2004 due to earnings mix in Europe.

Income From Continuing Operations.  Income from continuing operations for the third quarter of 2005 decreased $396,000, or 2.9%, to $13,439,000, or $0.41 per common share, from $13,835,000, or $0.42 per common share, for the third quarter of 2004, in each case, on a diluted basis.  Income from continuing operations for the third quarter of 2005 and 2004 include net costs incurred for our restructuring plan of $655,000, or ($0.02) per common share, and $349,000, or ($0.01) per common share, respectively.

Loss From Discontinued Operations.  We recorded a charge net of tax to discontinued operations for the third quarter of 2005 of $71,000, or $0.00 per common share, and $130,000, or $0.00 per common share, for the third quarter of 2004, in each case, on a diluted basis. These charges are primarily attributable to legal fees associated with the James Jones litigation, as described in Part I, Item 1. “Business-Product Liability, Environmental and Other Litigation Matters” in our Annual Report on Form 10-K for the year ended December 31, 2004.

Nine Months Ended October 2, 2005 Compared to Nine Months Ended September 26, 2004

Net Sales.  Our business is reported in three geographic segments: North America, Europe and China. Our net sales in each of these segments for the nine months ended 2005 and 2004 were as follows:

	Nine Months Ended October 2, 2005		Nine Months Ended September 26, 2004			% Change to Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales
	(Dollars in thousands)
North America	$464,622	68.3%	$400,167	66.3%	$64,455	10.7%
Europe	195,624	28.8	183,400	30.4	12,224	2.0
China	19,693	2.9	19,585	3.3	108	—
Total	$679,939	100%	$603,152	100%	$76,787	12.7%

The increase in net sales is attributable to the following:

					Change As a% of Consolidated Net Sales				Change As a% of Segment Net Sales
	North America	Europe	China	Total	North America	Europe	China	Total	North America	Europe	China
	(Dollars in thousands)
Internal growth	$42,676	$1,302	$(44)	$43,934	7.1%	.2%	—%	7.3%	10.7%	.7%	(.2)%
Foreign exchange	2,603	3,935	152	6,690.4		.7	—	1.1	.6	2.2	.8
Acquisitions	19,176	6,987	—	26,163	3.2	1.1	—	4.3	4.8	3.8	—
Total	$64,455	$12,224	$108	$76,787	10.7%	2.0%	—%	12.7%	16.1%	6.7%	.6%

The internal growth in North America net sales is due to increased price and unit sales in certain product lines into the wholesale market and increased unit sales in the DIY market. Our wholesale market for the nine months ended 2005, excluding the sales from acquisitions, grew by 9.8% compared to the nine months ended 2004, primarily due to increased sales of backflow preventers, as well as in our plumbing and under-floor radiant heating product lines. Our sales into the North American DIY market in the nine months ended 2005 increased by 15.5% compared to the nine months ended 2004 primarily due to the new product introduction of FloodSafeTM connectors.

The increase in North America net sales from foreign exchange is due to the Canadian dollar appreciating against the U.S. dollar. We cannot predict whether the Canadian dollar will continue to appreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

Acquired growth in net sales in North America is due to the inclusion of net sales of Savard, acquired on July 8, 2005, Alamo, acquired on June 20, 2005, HF, acquired on January 5, 2005, Sea Tech, acquired on January 4, 2005, and Orion, acquired on May 21, 2004.

Internal growth in Europe net sales results from increased sales into the wholesale market as a result of gaining market share, particularly in Germany.

The increase in Europe net sales from foreign exchange is primarily due to the appreciation of the euro against the U.S. dollar. We cannot predict whether the euro will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

Acquired growth in Europe net sales is due to the inclusion of the net sales of Microflex, which we acquired on July 5, 2005, Electro Controls, which we acquired on May 11, 2005 and TEAM, acquired on April 16, 2004.

Gross Profit.  Gross profit for the nine months ended 2005 increased $23,467,000, or 10.9%, compared to the nine months ended 2004. The increase in gross profit is attributable to the following:

	(in thousands)	% Change

Internal growth	$8,636	4.0%
Foreign exchange	2,519	1.2
Acquisitions	11,713	5.4
Restructuring	599.3
Total	$23,467	10.9%

The internal growth in gross profit is primarily due to the North American and China segments, which increased internal gross profits by $3,086,000 and $2,756,000, respectively. The increase in North America is primarily due to increased sales of products to the wholesale market.  The increase in gross profit from foreign exchange is primarily due to the appreciation of the euro and the Canadian dollar against the U.S. dollar.  The increase in gross profit from acquisitions is due to the inclusion of gross profit from Savard, Microflex, Alamo, Electro Controls, HF, Sea Tech, Orion and TEAM.

The increase in gross profit includes decreased manufacturing restructuring and other costs.  In the nine months ended 2005 we charged $1,705,000 to cost of sales as compared to $2,304,000 in the nine months ended 2004 for accelerated depreciation and other costs.

Selling, General and Administrative Expenses.  SG&A expenses for the nine months ended 2005 increased $22,426,000, or 15.2%, compared to the nine months ended 2004.  The increase in SG&A expenses is attributable to the following:

	(in thousands)	% Change

Internal growth	$11,047	7.5%
Foreign exchange	1,516	1.0
Acquisitions	6,928	4.7
Restructuring	462.3
Other	2,473	1.7
Total	$22,426	15.2%

The internal increase in SG&A expenses is primarily due to increased variable selling expenses due to increased sales volume primarily in North America and China, due diligence-related charges, and increased bad debt reserves, partially offset by decreased product liability expenses. The increase in SG&A expenses from foreign exchange is primarily due to the appreciation of the euro and Canadian dollar against the U.S. dollar.  The increase in SG&A expenses from acquisitions is due to the inclusion of Savard, Microflex, Alamo, Electro Controls, HF, Sea Tech, Orion and TEAM.  Other includes costs of $1,473,000 for an earn-out arrangement from a prior period acquisition that is being accounted for as compensation expense and $1,000,000 in reserve reductions recorded in the nine months ended 2004 related to a favorable ruling in a legal matter. This earn-out arrangement was completed on August 31, 2005.

Operating Income.  Operating income by geographic segment for each of the nine months ended 2005 and 2004 were as follows:

	Nine Months Ended		Change	% Change to Consolidated Operating Income
	October 2, 2005	September 26, 2004
	(Dollars in thousands)

North America	$55,352	$54,800	$552.8%
Europe	23,299	23,460	(161)	(.2)
China	2,550	1,276	1,274	1.9
Corporate	(12,785)	(12,161)	(624)	(.9)
Total	$68,416	$67,375	$1,041	1.6%

The increase in operating income is attributable to the following:

						Change					Change
						As a% of Consolidated Operating Income					As a% of Segment Operating Income
	North America	Europe	China	Corp.	Total	North America	Europe	China	Corp.	Total	North America	Europe	China	Corp.
	(Dollars in thousands)

Internal growth	$(2,147)	$(1,884)	$1,244	$376	$(2,411)	(3.2)%	(2.8)%	1.8%	.6%	(3.6)%	(3.9)%	(8.0)%	97.5%	3.1%
Foreign exchange	548	425	30	—	1,003.8		.6	.1	—	1.5	1.0	1.8	2.3	—
Acquisitions	2,580	2,205	—	—	4,785	3.8	3.3	—	—	7.1	4.7	9.4	—	—
Restructuring	1,044	(907)	—	—	137	1.6	(1.3)	—	—	.3	1.9	(3.9)	—	—
Other	(1,473)	—	—	(1,000)	(2,473)	(2.2)	—	—	(1.5)	(3.7)	(2.7)	—	—	(8.2)
Total	$552	$(161)	$1,274	$(624)	$1,041.8%		(.2)%	1.9%	(.9)%	1.6%	1.0%	(.7)%	99.8%	(5.1)%

Internal profits lagged in North America primarily due to increased net SG&A expense and lower gross profit due to decreased gross margins in the DIY market due to raw material cost increases.  Since the first quarter of 2005, we experienced raw material cost increases in plastics purchases due to increases in oil costs and in copper-contained metals purchases, which have yet to be recovered through price increases or other product cost reductions. The spot rate for copper has increased approximately 22% since December 31, 2004.  In 2004, we experienced raw material cost increases for a majority of the commodities that we purchased, which we were able to recover by implementing price increases on some of our products. In the nine months ended 2005, we recorded $1,260,000 for costs associated with our manufacturing restructuring plan compared to $2,304,000 for the same period in 2004. The acquired growth is due to the inclusion of operating income from Savard, Alamo, HF, Sea Tech and Orion.  Other represents costs accrued for an earn-out arrangement from a prior period acquisition. This earn-out arrangement was completed on August 31, 2005.

Internal profits lagged in Europe primarily due to increased sales to the wholesale market that generally have lower margins and increased SG&A expense. In the nine months ended 2005, we recorded $907,000 of costs associated with our European manufacturing restructuring plan compared to no costs in 2004.  The increase in operating income from foreign exchange is primarily due to the appreciation of the euro against the U.S. dollar. We cannot predict whether the euro will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our operating income. The acquired growth in Europe is due to the inclusion of the operating income from Microflex, Electro Controls and TEAM.

The increase in internal growth in China of $1,244,000 is primarily attributable to increased capacity utilization and low cost sourcing to our domestic facilities offset by increased SG&A expense primarily related to increased variable selling expenses due to increased sales volumes and increased bad debt reserves.

The increase in internal operating income in Corporate of $376,000 is primarily attributable to reductions in relocation and audit expenses.  Other includes a reserve reduction in the first quarter of 2004 due to a favorable ruling in a legal matter.

Interest Expense.  Interest expense decreased $263,000, or 3.3%, in the nine months ended 2005 compared to the nine months ended 2004, primarily due to reduced debt levels.

Effective July 1, 2005, we entered into a three-year interest rate swap with a counterparty for a notional amount of €25,000,000, which is outstanding under our Revolving Credit Facility.  We swapped the variable rate from the Revolving Credit Facility, which is EURIBOR plus 0.6% for a fixed rate of 3.02%.

We had previously entered into an interest rate swap for a notional amount of €25,000,000 outstanding on our prior revolving credit facility. We swapped the variable rate from the revolving credit facility, which is three month EURIBOR plus 0.7%, for a fixed rate of 2.3%. The swap was terminated at June 30, 2005. The impact of the swap was immaterial to the overall interest expense.

Income Taxes.  Our effective tax rate for continuing operations increased to 35.7% in the nine months ended 2005, from 35.0% in the nine months ended 2004.  The increase is primarily due to the effect of multi-year refund claims relating to state tax credits that were realized in 2004. The amount realized in 2005 for these credits was significantly less. This increase was partially offset by a decrease in our European tax rate for the nine months of 2005 compared to the nine months of 2004 due to earnings mix in Europe.

Income From Continuing Operations.  Income from continuing operations in the nine months ended 2005 increased $935,000, or 2.4%, to $39,824,000, or $1.21 per common share, from $38,889,000, or $1.19 per common share, in the nine months ended 2004, in each case, on a diluted basis. The appreciation of the euro, Canadian dollar and yuan against the U.S. dollar resulted in a positive impact on income from continuing operations of $0.02 per share in the nine months ended 2005 compared to the comparable period last year. We cannot predict whether the euro, Canadian dollar or yuan will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net income.  Income from continuing operations in the nine months ended 2005 and 2004 include net costs incurred for our restructuring plan of $1,392,000, or ($0.04) per common share, and $1,417,000, or ($0.04) per common share, respectively.

Loss From Discontinued Operations.  We recorded a charge net of tax to discontinued operations in the nine months ended 2005 of $185,000, or $0.01 per common share, and $230,000, or $0.01 per common share, in the nine months ended 2004, in each case, on a diluted basis. These charges are primarily attributable to legal fees associated with the James Jones litigation, as described in Part I, Item 1. “Business-Product Liability, Environmental and Other Litigation Matters” in our Annual Report on Form 10-K for the year ended December 31, 2004.

Liquidity and Capital Resources

We generated $20,019,000 of cash from continuing operations in the nine months ended 2005. We experienced an increase in accounts receivable in North America and Europe totaling approximately $24,300,000. This increase is primarily due to increased sales volume.  Additionally, we experienced an increase in inventories in North America, Europe and China totaling approximately $21,300,000. A portion of the increase in inventory is due to the increased costs of raw materials. The increase in inventory in Europe is primarily due to increased finished goods to support the delivery requirements of OEM customers in Europe.  North American and China inventories increased due to the extended supply chain from China, expected seasonal upswing in product demand and for new product introductions.

We used $34,153,000 of net cash from investing activities in the nine months ended 2005 due to the acquisitions of Savard, Microflex, Alamo, Electro Controls, HF and Sea Tech partially offset by the sale of investment securities. We also invested  $13,816,000 in capital equipment.  Capital expenditures were primarily for manufacturing machinery and equipment as part of our ongoing commitment to improve our manufacturing capabilities. We expect to invest approximately $20,000,000 in capital equipment in 2005.

We generated $6,306,000 of net cash from financing activities in the nine months ended 2005 primarily from increased borrowings in Europe and increased option proceeds, offset by higher dividend payments and payments of debt.

Our revolving credit facility with a syndicate of banks (the Revolving Credit Facility) provides for multi-currency unsecured borrowings and stand-by letters of credit of up to $300,000,000 and matures in September 2009. The Revolving Credit Facility is being used to support our acquisition program, working capital requirements and for general corporate purposes.

Outstanding indebtedness under the Revolving Credit Facility bears interest at a rate determined by the type of loan plus an applicable margin determined by the Company’s debt rating, depending on the applicable base rate and our bond rating. The average interest rate for borrowings under the Revolving Credit Facility was approximately 2.7% for the quarter ended October 2, 2005. We had approximately $209,061,000 of unused and potentially available revolving credit at October 2, 2005. At October 2, 2005, we had $58,297,000 of debt outstanding for euro based borrowings on our Revolving Credit Facility. Additionally, we had $32,642,000 outstanding for stand-by letters of credit on our Revolving Credit Facility at October 2, 2005. The Revolving Credit Facility includes operational and financial covenants customary for facilities of this type, including, among others, restrictions on additional indebtedness, liens and investments and maintenance of certain leverage ratios. At October 2, 2005, we were in compliance with all covenants related to the Revolving Credit Facility.

Effective July 1, 2005, we entered into a three-year interest rate swap with a counter party for a notional amount of €25,000,000, which is outstanding under our Revolving Credit Facility.  We swapped the variable rate from the Revolving Credit Facility, which is EURIBOR plus 0.6% for a fixed rate of 3.02%.  We have designated the swap as a hedge using the cash flow method.  The swap is hedging the cash flows associated with interest payments on the first €25,000,000 of our Revolving Credit Facility.  We will mark to market the changes in fair value of the swap through other comprehensive income.  Any ineffectiveness will be recorded in income.  At October 2, 2005, the fair value of the swap was immaterial.

We previously entered into an interest rate swap for a notional amount of €25,000,000 outstanding under our revolving credit facility that expired on June 30, 2005. The term of the swap was two years. We swapped the variable rate from the revolving credit facility that is three month EURIBOR plus 0.7% for a fixed rate of 2.3%. We designated the swap as a hedging instrument using the cash flow method. The swap hedged the cash flows associated with interest payments on the first €25,000,000 of our Revolving Credit Facility. We marked to market the changes in value of the swap through other comprehensive income. Any ineffectiveness was recorded in income.

We used $893,000 of net cash from discontinued operations. During the nine months ended 2005, we received approximately $510,000 in cash as an indemnification payment for settlement costs we incurred in the James Jones case. This cash has been recorded as a liability at October 2, 2005 because of the possibility that we might have to reimburse the insurance company if it is ultimately successful with a future appeal. We also received approximately $2,100,000 in cash for reimbursement of defense costs related to the James Jones case. During the nine months ended 2005, we paid approximately $2,363,000 for defense costs, $550,000 for legal costs and approximately $1,020,000 for indemnity costs we incurred in the James Jones case.

Working capital (defined as current assets less current liabilities) as of October 2, 2005 was $302,602,000 compared to $300,506,000 as of December 31, 2004. This increase is primarily due to an increase in inventories and accounts receivable offset by a reduction in investment securities. The ratio of current assets to current liabilities was 2.5 to 1 as of October 2, 2005 and as of December 31, 2004. Cash and cash equivalents were $56,876,000 as of October 2, 2005 compared to $65,913,000 as of December 31, 2004.  This decrease in cash is due to increased working capital requirements and capital expenditures, as well as cash paid for acquisitions, offset by the sale of investment securities.

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

Our long-term contractual obligations as of October 2, 2005 are presented in the following table:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt obligations, including current maturities (a)	$191,124	$6,042	$1,142	$58,762	$125,178
Operating lease obligations	19,170	1,013	6,265	4,556	7,336
Capital lease obligations (a)	803	141	608	54	—
Earn-out payment (b)	7,100	7,100	—	—	—
Pension contributions	11,030	3,693	175	201	6,961
Other (c)	19,025	16,033	1,591	1,078	323
Total	$248,252	$34,022	$9,781	$64,651	$139,798

(a)   as recognized in the consolidated balance sheet

(b)   includes $7,100,000 recognized in the consolidated balance sheet

(c)   includes acquisitions, commodity and capital expenditure commitments at October 2, 2005

We have been verbally notified that the local Italian government has selected us as the potential purchaser of a building located in northern Italy. The verbal approval by the local government commits us to the transaction.  We currently expect to consummate the transaction during 2006.  However, we continue to examine alternative financing options, including leasing the building.  Should we purchase the building, we will spend approximately $15,600,000 in 2006.  In a related transaction, the local government has committed to purchasing one of our facilities in Italy for approximately $9,250,000. We expect to record a gain on the sale of this facility of approximately $7,300,000 in 2006.

We maintain letters of credit that guarantee our performance or payment to third parties in accordance with specified terms and conditions. Amounts outstanding were approximately $48,302,000 as of October 2, 2005 and $42,570,000 as of December 31, 2004. Our letters of credit are primarily associated with insurance coverage and to a lesser extent foreign purchases and generally expire within one year of issuance. The increase is primarily associated with increased foreign purchases. These instruments may exist or expire without being drawn down, therefore they do not necessarily represent future cash flow obligations.

We own a 20% interest in www.plumbworld.co.uk Limited (Plumbworld), a variable interest entity. Plumbworld is primarily an e-business that sells bathroom and sanitary appliances, as well as plumbing and heating products, tools and plumbing consumables. Its annualized sales are approximately $11,000,000. We have a nominal investment of approximately $500 in Plumbworld and maintain a loan receivable in the amount of approximately $806,000 with Plumbworld. We have entered in to an agreement with the majority shareholders of Plumbworld to exchange our 20% ownership interest for full receipt of our loan receivable. We expect to receive installment payments through September 2006, at which time we will relinquish our shares in Plumbworld. We continue to account for our investment in Plumbworld using the equity method.

Application of Critical Accounting Policies and Key Estimates

The preparation of our consolidated financial statements in accordance with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported. A critical accounting estimate is an assumption about highly uncertain matters and could have a material effect on the consolidated financial statements if another, also reasonable, amount were used, or, a change in the estimate is reasonably likely from period to period. We base our assumptions on historical experience and on other estimates that we believe are reasonable under the circumstances. Actual results could differ significantly from these estimates. There were no changes in accounting policies or significant changes in accounting estimates during the nine months ended October 2, 2005.

We periodically discuss the development, selection and disclosure of the estimates with the Audit Committee. Management believes the following critical accounting policies reflect its more significant estimates and assumptions.

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

Certain Factors Affecting Future Results

This report includes statements which are not historical facts and are considered forward looking within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements reflect Watts Water Technologies, Inc.’s current views about future results of operations and other forward-looking information.  In some cases you can identify these statements by forward- looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will” and “would” or similar words. You should not rely on forward-looking statements because our actual results may differ materially from those indicated by these forward-looking statements as a result of a number of important factors.  These factors include, but are not limited to, the following:  shortages in and pricing of raw materials and supplies including recent cost increases by suppliers of raw materials and our ability to pass these costs on to customers, loss of market share through competition, introduction of competing products by other companies, pressure on prices from competitors, suppliers, and/or customers, costs associated with efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002, the identification and disclosure of material weaknesses in our internal controls over financial reporting, failure to expand our markets through acquisitions, failure or delay in developing new products, lack of acceptance of new products, failure to manufacture products that meet required performance and safety standards, foreign exchange rate fluctuations, cyclicality of industries, such as plumbing and heating wholesalers and home improvement retailers, in which the Company markets certain of its products, economic factors, such as the levels of housing starts and remodeling, affecting the markets where the Company’s products are sold, manufactured, or marketed, environmental compliance costs, product liability risks, the results and timing of the Company’s manufacturing restructuring plan, changes in the status of current litigation, including the James Jones case, and other risks and uncertainties discussed under the heading “Certain Factors Affecting Future Results” in the Watts Water Technologies, Inc. Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities Exchange Commission and other reports Watts files from time to time with the Securities and Exchange Commission.

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

Our consolidated earnings, which are reported in United States dollars are subject to translation risks due to changes in foreign currency exchange rates. This risk is concentrated in the exchange rate between the U.S. dollar and the euro; the U.S. dollar and the Canadian dollar; and the U.S. dollar and the Chinese yuan.

Our foreign subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials and are denominated in European currencies, the yuan, or the U.S. or Canadian dollar. We use foreign currency forward exchange contracts to manage the risk related to intercompany purchases that occur during the course of a year and certain open foreign currency denominated commitments to sell products to third parties. For the nine months ended October 2, 2005, the amount recorded in other comprehensive income for the change in the fair value of such contracts in our Canadian operation was immaterial.

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

We purchase significant amounts of bronze ingot, brass rod, cast iron, steel and plastic, which are utilized in manufacturing our many product lines. Our operating results can be adversely affected by changes in commodity prices if we are unable to pass on related price increases to our customers. We manage this risk by monitoring related market prices, working with our suppliers to achieve the maximum level of stability in their costs and related pricing, seeking alternative supply sources when necessary and passing increases in commodity costs to our customers, to the maximum extent possible, when they occur. Additionally, on a limited basis, we use commodity futures contracts to manage this risk, but we did not in the nine months ended October 2, 2005.

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

Part II. OTHER INFORMATION

Item l.   Legal Proceedings

As disclosed in Part I, Item 1, “Product Liability, Environmental and Other Litigation Matters” of our Annual Report on Form 10-K for the year ended December 31, 2004, we are a party to litigation described as the James Jones Litigation and we are also engaged in certain environmental remediation.

In the James Jones Litigation, on June 22, 2005, the California Superior Court dismissed the claims of the Relator on behalf of the remaining Phase II cities (Contra Costa, Corona, Santa Cruz and Vallejo) and ruled that the Relator and these cities were obliged to show that the cities had received out of spec parts which were related to specific invoices, and that this showing had not been made.  Although each city’s claim is unique, this ruling is significant for the claims of the remaining cities, and the Relator has appealed.  Litigation is inherently uncertain, and we are unable to predict the outcome of this appeal.

During the quarter ended October 2, 2005, we learned that we may be a potentially responsible party (PRP) for the clean-up of the Philips Services Corporation Site in Rock Hill, South Carolina.  Common counsel for the PRP group has invited us to become part of the PRP group.  A remedial investigation/feasibility study has yet to be completed, the number of PRPs and our participation in a PRP group has yet to be determined and we are unable to determine a loss or range of loss at the present time.

Item 6.   Exhibits

See the Exhibit Index immediately preceding the exhibits for a list of exhibits filed as part of this Quarterly Report on Form 10-Q and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATTS WATER TECHNOLOGIES, INC.

Date:	November 7, 2005	By:	/s/ Patrick S. O’Keefe
Patrick S. O’Keefe
Chief Executive Officer

Date:	November 7, 2005	By:	/s/ William C. McCartney
William C. McCartney
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description

3.1	Restated Certificate of Incorporation, as amended (1)

3.2	Amended and Restated By-Laws, as amended (2)

10	Form of Indemnification Agreement between the Registrant and certain directors and officers of the Registrant

11	Statement Regarding Computation of Earnings per Common Share (3)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350.

(1)                                  Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (No. 001-11499) for the quarter ended July 3, 2005.

(2)           Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (No. 333-105989) filed with the Securities and Exchange Commission on June 10, 2003.

(3)           Incorporated by reference to Note 6 to the Notes to Consolidated Financial Statements included in this Report.