Form 10-K
period 2005-12-31
WATTS WATER TECHNOLOGIES INC
filed 2006-03-03
CIK 795403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒   No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☒              Accelerated filer ☐             Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of July 1, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $841,377,634 based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 22, 2006
Class A Common Stock, $0.10 par value per share	25,270,700 shares
Class B Common Stock, $0.10 par value per share	7,343,880 shares

DOCUMENTS INCOPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held on May 4, 2006, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.                        BUSINESS.

This annual report on Form 10-K contains statements which are not historical facts and are considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements contain projections of our future results of operations or our financial position or state other forward-looking information. In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will” and “would” or similar words. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors may cause our actual results, performance or achievements to differ materially from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements. Some of the factors that might cause these differences are described under Item 1A—“Risk Factors.”  You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences. These forward-looking statements were based on information, plans and estimates at the date of this report, and we undertake no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

In this annual report on Form 10-K, references to “the Company,” “Watts,” “we,” “us” or “our” refer to Watts Water Technologies, Inc. and its consolidated subsidiaries.

Overview

Watts Regulator Co. was founded by Joseph E. Watts in 1874 in Lawrence, Massachusetts. Watts Regulator Co. started as a small machine shop supplying parts to the New England textile mills of the 19th century and grew into a global manufacturer of products and systems focused on the control, conservation and quality of water and the comfort and safety of the people using it. Watts Water Technologies, Inc. was incorporated in Delaware in 1985 and became the parent Company of Watts Regulator Co.

Our “Water by Watts” strategy is to be the leading provider of water quality, water conservation, water safety and water flow control products for the residential and commercial markets in North America and Europe. Our primary objective is to grow earnings by increasing sales within existing markets, expanding into new markets, making selected acquisitions and reducing manufacturing costs.

We intend to continue to introduce products in existing markets by enhancing our preferred brands, developing new complementary products, promoting plumbing code development to drive sales of safety and water quality products and continuously improving merchandising in both the wholesale and do-it-yourself (DIY) distribution channels. We also target selected new markets based on growth potential and intend to continue to introduce new products appropriate for these new markets. We intend to continue to generate additional growth through selected acquisitions, both in our core markets as well as in new complementary markets. For example, our recently acquired subsidiary, Dormont Manufacturing Company, provides flexible stainless steel connectors for natural and liquid propane gas and fluid conveyance applications to customers in the commercial foodservice, residential, and appliance original equipment manufacturers (OEMs) markets. Lastly, we are committed to reducing our manufacturing costs through a combination of expanding manufacturing in lower cost countries and consolidating our diverse manufacturing operations in North America and Europe.

Our products are sold to wholesale distributors, major DIY chains and OEMs. Most of our sales are for products that have been approved under regulatory standards incorporated into state and municipal plumbing, heating, building and fire protection codes in North America and Europe. We consistently advocate for the development and enforcement of codes and are committed to providing products to meet these standards, particularly for safety and control valve products. We maintain quality control and testing procedures at each of our manufacturing facilities in order to manufacture products in compliance with code requirements.

Additionally, a majority of our manufacturing facilities are ISO 9000, 9001 or 9002 certified by the International Organization for Standardization.

Our business is reported in three geographic segments: North America, Europe and China. The contributions of each segment to net sales, operating income and the presentation of certain other financial information by segment are reported in Note 17 of the Notes to Consolidated Financial Statements and in Management’s Discussion and Analysis included elsewhere in this report.

Recent Acquisitions

On December 28, 2005, we acquired 100% of the stock of Dormont Manufacturing Company (Dormont) located in Export, Pennsylvania, for approximately $94.9 million net of cash acquired of approximately $1.5 million. The preliminary allocations for goodwill and intangible assets are approximately $43.2 million and $35.9 million, respectively. The amount recorded as intangible assets is primarily for customer relationships that have estimated 13-year lives and trade names with indefinite lives. Dormont provides flexible stainless steel connectors for natural and liquid propane gas. Dormont works with appliance OEM’s to provide internal component assemblies and private label gas connectors, which are sold under the OEM brand with the appliance in multiple leading retail chains. Dormont also supplies residential gas connectors through multiple trade channels and home improvement retailers. Dormont provides a core-plumbing product which is complimentary to our existing water product lines.

On December 2, 2005, we acquired 100% of the stock of Core Industries Inc. (Core) from SPX Corporation for approximately $45.0 million in cash. Core consists of FEBCO, Mueller Steam Specialty and Polyjet Valves product lines. The preliminary allocations for goodwill and intangible assets are approximately $11.3 million and $14.5 million, respectively. The amount recorded as intangible assets is primarily for trade names with indefinite lives and customer relationships that have estimated 12-year lives. FEBCO is a manufacturer of backflow prevention valves and has a strong presence in both residential and commercial landscape irrigation. Mueller Steam Specialty allows us to expand into large diameter commercial strainers and check valves. Polyjet Valves offers a customized sleeve valve, which is used in severe service applications to provide precise flow and pressure control. We expect that this acquisition will allow us to offer a broader product line, improve operating efficiencies and provide better customer service.

On November 4, 2005, we acquired the assets of Flexflow Tubing LLP (Flexflow), located in Langley, British Columbia, Canada for approximately $6.2 million. The purchase agreement contains an earn-out provision to be calculated over a five-year period ending December 31, 2010. Earn-out payments under the purchase agreement, if any, will not exceed $4.3 million and will be treated as additional purchase price. Flexflow manufactures pex tubing for potable and non-potable applications. The preliminary allocations for goodwill and intangible assets are approximately $3.2 million and $0.9 million, respectively. The amount recorded as intangible assets is primarily for customer relationships that have estimated 12-year lives. The acquisition of Flexflow is consistent with our strategy to increase our presence in the under floor radiant heating and potable water markets. This acquisition allows us to expand our presence in the market for flexible pex pipes for hot and cold-water transport.

On July 8, 2005, we acquired the water connector business of the Donald E. Savard Company  (Savard) in an asset purchase transaction for approximately $3.7 million. The allocations for goodwill and intangible assets are approximately $1.4 million and $1.8 million, respectively. The amount recorded as intangible assets is primarily for trade names with indefinite lives and customer relationships that have 14-year lives. The acquisition of the water connector business of Savard is consistent with our theme of water safety and control. This acquisition allows us to expand our presence in one of our leading product lines with a brand name that is well known to the plumbing wholesale market.

On July 5, 2005, we acquired 100% of the outstanding stock of Microflex N.V. (Microflex) located in Rotselaar, Belgium for approximately $14.9 million net of cash acquired of approximately $0.9 million. The allocations for goodwill and intangible assets are approximately $6.5 million and $5.3 million, respectively. The amount recorded as intangible assets is primarily for customer relationships that have 7-year lives and trade names that have indefinite lives. Microflex produces and distributes flexible, pre-insulated, pex pipes for hot and cold-water transport, as well as a range of accessory products including couplings, caps, and insulation kits in the HVAC and water protection markets.

On June 20, 2005, we acquired the water softener business of Alamo Water Refiners, Inc. (Alamo) located in San Antonio, Texas in an asset purchase transaction for approximately $5.1 million. The allocation for intangible assets is approximately $0.3 million and is primarily for the trade name with an indefinite life. There was no allocation to goodwill. The water softener products of Alamo are consistent with our theme of water quality and provide many synergistic opportunities when utilized in conjunction with our existing water filtration and water quality businesses. The acquisition of Alamo also expands our distribution presence into the southwestern U.S. markets.

On May 11, 2005, we acquired 100% of the outstanding stock of Electro Controls Ltd. (Electro Controls) located in Hounslow, United Kingdom for approximately $11.7 million net of cash acquired of approximately $5.0 million. The allocations for goodwill and intangible assets are approximately $5.8 million and $0.3 million, respectively. The amount recorded as intangible assets is primarily for trade names that have indefinite lives. Electro Controls designs and assembles a range of electrical controls for the HVAC market, with sales primarily in the United Kingdom.

On January 5, 2005, we acquired 100% of the outstanding stock of HF Scientific, Inc. (HF) located in Fort Myers, Florida for approximately $7.3 million in cash plus $0.8 million in assumed debt. The allocations for goodwill and intangible assets are approximately $4.2 million and $2.7 million, respectively. The amount recorded as intangible assets is primarily for customer relationships that have 15-year lives and trade names that have indefinite lives. HF manufactures and distributes a line of instrumentation equipment, test kits and chemical reagents used for monitoring water quality in a variety of applications.

On January 4, 2005, we acquired substantially all of the assets of Sea Tech, Inc. (Sea Tech) located in Wilmington, North Carolina for approximately $10.1 million in cash. The purchase agreement contains an earn-out provision to be calculated on a cumulative basis over a three-year period ending December 31, 2007. Payments under the agreement, if any, will not exceed $5,000,000 and will be treated as additional purchase price. The allocations for goodwill and intangible assets are approximately $6.5 million and $3.0 million, respectively. The amount recorded as intangible assets is primarily for customer relationships that have 15-year lives and trade names that have indefinite lives. Sea Tech provides cost-effective solutions for fluidic connection needs. Sea Tech offers a wide range of standard and custom quick connect fittings, valves and manifolds and pex tubing designed to address specific customer requirements.

Products

We believe that we have the broadest range of products in terms of design distinction, size and configuration within a majority of the principal product lines we manufacture and market. Our principal product lines include:

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

•       systems for under-floor radiant applications and hydraulic pump groups for gas boiler manufacturers; and

•       flexible stainless steel connectors for natural and liquid propane gas in commercial food service and residential applications.

Customers and Markets

We sell our products to plumbing, heating and mechanical wholesale distributors, major DIY chains and OEMs.

Wholesalers.   Approximately 64% and 63% of our sales in 2005 and 2004, respectively, were to wholesale distributors for both commercial and residential applications. We rely on commissioned manufacturers’ representatives, some of which maintain a consigned inventory of our products, to market our product lines.

DIY.   Approximately 18% of our sales in both 2005 and 2004 were to DIY customers in North America. Our DIY customers demand less technical products, but are highly receptive to innovative designs and new product ideas. Our DIY sales over the past several years have increased as a result of our development of unique new products and successful merchandising efforts and the expansion of the market with the large national chains.

OEMs.   Approximately 18% and 19% of our sales in 2005 and 2004, respectively, were to OEMs in both North America and Europe. In North America, our typical OEM customers are water heater manufacturers, equipment manufacturers needing flow control devices and water systems manufacturers needing backflow preventers. Our sales to OEMs in Europe are primarily to boiler manufacturers and radiant systems manufacturers.

Our largest customer, The Home Depot, Inc. and its subsidiaries, accounted for approximately $98.5 million, or 10.7%, of our total net sales in 2005 and $84.5 million, or 10.3%, of our total net sales in 2004. Our top ten customers accounted for approximately $238.1 million, or 25.8%, of our total net sales in 2005 and $201.7 million, or 24.5%, of our total net sales in 2004. Thousands of other customers constituted the remaining 74.2% of our net sales in 2005 and 75.5% of our net sales in 2004.

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

Manufacturing

We have integrated and automated manufacturing capabilities, including bronze and iron foundries, machining, plastic injection molding and assembly operations. Our foundry operations include metal pouring systems, automatic core making, yellow brass forging and brass and bronze die-castings. Our machining operations feature computer-controlled machine tools, high-speed chucking machines with robotics and automatic screw machines for machining bronze, brass and steel components. We have invested heavily in recent years to expand our manufacturing base and to ensure the availability of the most efficient and productive equipment. We are committed to maintaining our manufacturing equipment at a level consistent with current technology in order to maintain high levels of quality and manufacturing efficiencies.

Capital expenditures and depreciation for each of the last three years were as follows:

	Years Ended December 31,
	2005	2004	2003
	(in millions)
Capital expenditures	$18.6	$21.0	$20.0
Depreciation	$23.5	$26.3	$20.5

Raw Materials

We require substantial amounts of raw materials to produce our products, including bronze, brass, cast iron, steel and plastic, and substantially all of the raw materials we require are purchased from outside sources. We have experienced increases in the costs of certain raw materials, particularly copper. Bronze and brass are copper-based alloys. During 2005, the spot copper cost increased approximately 46.9%. Additionally, due to increased costs in crude oil, the costs of certain plastic resins we use increased between 9.8% and 19.0% during 2005. In response, we have implemented price increases for some of the products, which have become more expensive to manufacture due to the increases in raw material costs. In 2005, cost increases in raw materials were not completely recovered by increased selling prices or other product cost reductions. We are not able to predict whether or for how long these cost increases will continue. If these cost increases continue and we are not able to reduce or eliminate the effect of the cost increases by reducing production costs or implementing price increases, our profit margins could decrease.

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

National regulatory standards in Europe vary by country. The major standards and/or guidelines which our products must meet are AFNOR (France), DVGW (Germany), UNI/ICIN (Italy), KIWA (Netherlands), SVGW (Switzerland), SITAC (Sweden) and WRAS (United Kingdom). Further, there are local regulatory standards requiring compliance as well.

Together with our commissioned manufacturers’ representatives, we have consistently advocated for the development and enforcement of plumbing codes. We maintain stringent quality control and testing procedures at each of our manufacturing facilities in order to manufacture products in compliance with code requirements. We believe that product-testing capability and investment in plant and equipment is needed to manufacture products in compliance with code requirements. Additionally, a majority of our manufacturing facilities are ISO 9000, 9001 or 9002 certified by the International Organization for Standardization.

Product Development and Engineering

We maintain our own product development, design teams, and testing laboratories in North America, Europe and China that continuously work to enhance our existing products and develop new products. We maintain sophisticated product development and testing laboratories. Our efforts in this area have been particularly successful in the DIY market, which values innovation in product design. Research and development costs included in selling, general, and administrative expense amounted to $11.6 million, $9.9 million and $9.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.

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

Backlog

Backlog was $68.1 million at February 20, 2006 compared to $46.9 million at February 18, 2005. We do not believe that our backlog at any point in time is indicative of future operating results.

Employees

As of December 31, 2005, our wholly-owned and majority-owned domestic and foreign operations employed approximately 7,300 people. None of our employees in North America or China are covered by collective bargaining agreements. In some European countries our employees are subject to the traditional national collective bargaining agreements. We believe that our employee relations are good.

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

Certifications

Our chief executive officer and chief financial officer have provided the certifications required by rule 13a-14(a) under the Securities and Exchange Act of 1934, copies of which are filed as exhibits to this Annual Report on Form 10-K. In addition, an annual chief executive officer certification was submitted by our chief executive officer to the New York Exchange on May 9, 2005 in accordance with the New York Stock Exchange listing requirements.

Executive Officers and Directors

Set forth below are the names of our executive officers and directors, their respective ages and positions with our Company and a brief summary of their business experience for the past five years:

Name	Age	Position
Patrick S. O’Keefe	53	Chief Executive Officer, President and Director
William D. Martino	59	Chief Operating Officer and President of North American and Asian Operations
William C. McCartney	51	Chief Financial Officer and Treasurer
J. Dennis Cawte	55	Group Managing Director, Europe
Ernest E. Elliott	54	Executive Vice President of Marketing
Paul A. Lacourciere	50	Executive Vice President of Manufacturing
Lynn A. McVay	38	Executive Vice President of Sales and President of the Retail Division
Lester J. Taufen	62	General Counsel,Vice President of Legal Affairs and Secretary
Douglas T. White	61	Group Vice President
Timothy P. Horne	67	Director
Ralph E. Jackson Jr.(1)(2)(3)	64	Director
Kenneth J. McAvoy	65	Director
John K. McGillicuddy(1)(2)(3)	62	Director
Gordon W. Moran(1)(2)(3)	67	Non-Executive Chairman of the Board and Director
Daniel J. Murphy, III(1)(2)(3)	64	Director

(1)          Member of the Audit Committee

(2)          Member of the Compensation Committee

(3)          Member of the Nominating and Corporate Governance Committee

Patrick S. O’Keefe joined our Company in 2002. Prior to joining our Company, he served as President, Chief Executive Officer and Director of Industrial Distribution Group, a supplier of maintenance, repair, operating and production products, from 1999 to 2001. He was Chief Executive Officer of Zep Manufacturing, a unit of National Service Industries and a manufacturer of specialty chemicals throughout North America, Europe and Australia, from 1997 to 1999. He also held various senior management positions with Crane Co. from 1994 to 1997.

William D. Martino joined our Company in October 2005. Prior to joining our Company, he served as President of the Cooper Power Systems Division of Cooper Industries, a manufacturer of electrical enclosures, lighting and wiring devices used in hazardous locations, from 1994 through December 2004. He was Vice President, Operations of the Crouse Hinds Division of Cooper Industries from 1989 until 1994. He also served as president of the McEvoy-Willis Division of Smith International from 1981 to 1989 and held various positions with General Electric Company from 1972 to 1981.

William C. McCartney joined our Company in 1985 as Controller. He was appointed our Vice President of Finance in 1994 and served as our Corporate Controller from 1988 to 1999. He was appointed Chief Financial Officer and Treasurer in 2000. He served as Secretary of the Company from January 2000 to November 2005.

J. Dennis Cawte joined our Company in 2001 and was appointed Group Managing Director Europe. Prior to joining our Company, he was European President of PCC Valve and Controls, a division of Precision Castparts Corp., a manufacturer of components and castings to the aeronautical industry, from 1999 to 2001. He had also worked for approximately 20 years for Keystone Valve International, a manufacturer and distributor of industrial valves, where his most recent position was the Managing Director Northern Europe, Middle East, Africa and India.

Ernest E. Elliott joined our Company in 1986 and has served in a variety of sales and marketing roles. He was appointed Vice President of Sales in 1991, served as Executive Vice President of Wholesale Sales and Marketing from 1996 to March 2003, Executive Vice President of Wholesale Marketing from March 2003 to February 2006 and as Executive Vice President of Marketing since February 2006. Prior to joining our Company, he was Vice President of BTR Inc.’s Valve Group, a diversified manufacturer of industrial and commercial valve products.

Paul A. Lacourciere joined our Company in 1986. He became Vice President of New Hampshire operations in 1989. He also served our wholly-owned subsidiary Watts Regulator Co. as Vice President of Manufacturing from 1991 to 1993, Executive Vice President from 1993 to 1995 and President from 1995 to 1997. He was appointed Corporate Vice President of Manufacturing of our Company in 1997 and Executive Vice President of Manufacturing in February 2006.

Lynn A. McVay joined our Company in March 2003 as Executive Vice President of Wholesale Sales. In October 2005, he was appointed President of the Retail Division and in February 2006 became Executive Vice President of Sales and President of the Retail Division. Prior to joining our Company, he was the Vice President of Sales and Marketing for Little Giant Pump Company, a water pump manufacturing company and a wholly-owned subsidiary of Tecumseh Products Company, from 1997 to 2003.

Lester J. Taufen joined our Company in 1999 as Associate Corporate Counsel. He was appointed General Counsel, Vice President of Legal Affairs and Assistant Secretary in January 2000. He was appointed Secretary in November 2005. Prior to joining our Company, he was employed for 13 years at Elf Atochem North America, a chemical manufacturing company, serving as Senior Counsel.

Douglas T. White joined our Company in 2001 as Group Vice President. Prior to joining our Company he was employed by Honeywell International, Inc., a diversified technology and manufacturing company, as Vice President of Marketing—Consumer Products Group from 1998 to 2001.

Timothy P. Horne has served as a director of our Company since 1962. He became an employee of our Company in 1959 and served as our President from 1976 to 1978, from 1994 to 1997 and from 1999 to  2002. He served as our Chief Executive Officer from 1978 to 2002, and he served as Chairman of our Board of Directors from 1986 to 2002. He retired as an employee of our Company on December 31, 2002. Since his retirement, Mr. Horne has continued to serve our Company as a consultant.

Ralph E. Jackson, Jr. has served as a director of our Company since 2004. He was employed by Cooper Industries, Inc. from 1985 until his retirement in 2003. Prior to joining Cooper Industries, he worked for the Bussmann and Air Comfort divisions of McGraw-Edison from 1976 until McGraw-Edison was acquired by Cooper Industries in 1985. While with Cooper Industries, he served as Chief Operating Officer from 2000 to 2003, Executive Vice President, Electrical Operations from 1992 to 2000, and President, Bussmann Division from the time McGraw-Edison was acquired by Cooper Industries to 1992. He served as a member of the Board of Directors of Cooper Industries from 2000 to 2003, is currently a member of the Board of Trustees of Hope College and is a past Chairman of the National Electrical Manufacturers Association.

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

John K. McGillicuddy has served as a director of our Company since 2003. He was employed by KPMG LLP, a public accounting firm, from 1965 until his retirement in 2000. He was elected into the Partnership at KPMG LLP in June 1975 where he served as Audit Partner, SEC Reviewing Partner, Partner-in-Charge of Professional Practice, Partner-in-Charge of College Recruiting and Partner-in-Charge of Staff Scheduling. He is a director of Brooks Automation, Inc.

Gordon W. Moran has served as a director of our Company since 1990. He has been the Chairman of Hollingsworth & Vose Company, a paper manufacturer, since 1997, and served as its President and Chief Executive Officer from 1983 to 1998.

Daniel J. Murphy, III has served as a director of our Company since 1986. He has been the Chairman of Northmark Bank, a commercial bank he founded, since 1987. Prior to forming Northmark Bank in 1987, he was a Managing Director of Knightsbridge Partners, a venture capital firm, from January to August 1987, and President and a director of Arltru Bancorporation, a bank holding company, and its wholly-owned subsidiary, Arlington Trust Company from 1980 to 1986.

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

After the Phase I settlement, the Court permitted the defendants to select five additional cities to serve as the plaintiffs in a second trial phase of the case. Contra Costa, Corona, Santa Ana, Santa Cruz and Vallejo were chosen. The Company and James Jones then reached an agreement to settle the claims of the City of Santa Ana for a total of $45,000, an amount which approximates Santa Ana’s purchases of James Jones products during the relevant period. The Santa Ana settlement was approved by the Court and then completed.

On June 22, 2005, the Court dismissed the claims of the remaining Phase II cities (Contra Costa, Corona, Santa Cruz and Vallejo). The Court ruled that the Relator and these cities were required to show that the cities had received out of spec parts which were related to specific invoices and that this showing had not been made. Although each city’s claim is unique, this ruling is significant for the claims of the remaining cities, and the Relator has appealed. Litigation is inherently uncertain, and we are unable to predict the outcome of this appeal.

On September 15, 2004, the Relator’s attorneys filed a new common law fraud lawsuit in the California Superior Court for the City of Banning and forty-five other cities and water districts against James Jones, Watts and Mueller Co. based on the same transactions alleged in the Armenta case. About thirty-four of the plaintiffs in this new lawsuit are also plaintiffs in the Armenta case. On January 4, 2006, the Court denied much of the defendants’ demurrer, which had been filed on claim-splitting and statute of limitations grounds. Litigation is inherently uncertain, and we are unable to predict the outcome of this new lawsuit.

We have a reserve of approximately $21.0 million with respect to the James Jones Litigation in our consolidated balance sheet as of December 31, 2005. We believe, on the basis of all available information, that this reserve is adequate to cover the probable and reasonably estimable losses resulting from the Armenta case and the insurance coverage litigation with Zurich American Insurance Company (Zurich) discussed below. We are currently unable to make an estimate of the range of any additional losses.

On February 14, 2001, after our insurers had denied coverage for the claims in the Armenta case, we filed a complaint for coverage against our insurers in the California Superior Court (the coverage case). James Jones filed a similar complaint, the cases were consolidated, and the trial court made summary adjudication rulings that Zurich must pay all reasonable defense costs incurred by us and James Jones in the Armenta case since April 23, 1998 as well as such future defense costs until the end of the Armenta case. In July 2004, the California Court of Appeal affirmed these rulings, and, on December 1, 2004, the California Supreme Court denied Zurich’s appeal of this decision. This denial permanently established Zurich’s obligation to pay Armenta defense costs for both us (approximately $16.9 million plus future costs) and James Jones (which we estimate to be $17.3 million plus future costs), and Zurich is currently making payments of incurred Armenta defense costs. However, as noted below, Zurich asserts that the defense costs paid by it are subject to reimbursement.

In 2002, the trial court made a summary adjudication ruling that Zurich must indemnify and pay us and James Jones for amounts paid to settle with the City of Los Angeles. Zurich’s attempt to obtain appellate review of this order was denied, but Zurich will still be able to appeal this order at the end of the coverage case. In 2004, the trial court made another summary adjudication ruling that Zurich must indemnify and pay us and James Jones for the $13 million paid to settle the claims of the Phase I cities described above. Zurich’s attempt to obtain appellate review of this ruling was denied on December 3, 2004 by the California Court of Appeal, but Zurich will still be able to appeal this order at the end of the coverage case. Although Zurich has now made most of the payments required by these indemnity orders, we are currently unable to predict the finality of these orders since Zurich can appeal them at the end of the coverage case. We have recorded reimbursed indemnity settlement amounts (but not reimbursed defense costs) as a liability pending court resolution of the indemnification matter as it relates to Zurich.

Zurich has asserted that all amounts (which we estimate to be $51 million for both defense costs and indemnity amounts paid for settlements) paid by it to us and James Jones are subject to reimbursement under Deductible Agreements related to the insurance policies between Zurich and Watts. If Zurich were to prevail on this argument, James Jones would have a possible indemnity claim against us for its exposure from the Armenta case. We believe the Armenta case should be viewed as one occurrence and the deductible amount should be $0.5 million per occurrence.

These reimbursement claims are subject to arbitration under the Watts/Zurich Deductible Agreements. Zurich claims its reimbursement right for defense costs paid arises under six Deductible Agreements, and we contend that only two Deductible Agreements apply. We further contend that a final decision in California supports our position on the number of Deductible Agreements that should apply to defense costs. On January 31, 2006, the federal district court in Chicago, Illinois determined that there are disputes under all Deductible Agreements in effect during the period in which Zurich issued primary policies and that the arbitrator could decide which agreements would control reimbursement claims. We have appealed this ruling. Management and counsel anticipate that we will ultimately prevail on this reimbursement issue with Zurich.

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

Environmental Remediation

We have been named as a potentially responsible party (PRP) with respect to a limited number of identified contaminated sites. The levels of contamination vary significantly from site to site as do the related levels of remediation efforts. Environmental liabilities are recorded based on the most probable cost, if known, or on the estimated minimum cost of remediation. We accrue estimated environmental liabilities based on assumptions, which are subject to a number of factors and uncertainties. Circumstances which can affect the reliability and precision of these estimates include identification of additional sites, environmental regulations, level of cleanup required, technologies available, number and financial condition of other contributors to remediation and the time period over which remediation may occur. We recognize changes in estimates as new remediation requirements are defined or as new information becomes available. We have a reserve of approximately $1.5 million (environmental accrual), which we estimate will likely be paid for environmental remediation liabilities over the next five to ten years. Based on the facts currently known to us, we do not believe that the ultimate outcome of these matters will have a material adverse effect on our liquidity, financial condition or results of operations. Some of our environmental matters are inherently uncertain and there exists a possibility that we may ultimately incur losses from these matters in excess of the amount accrued. However, we cannot currently estimate the amount of any such additional losses.

Asbestos Litigation

We are defending approximately 121 cases filed primarily, but not exclusively, in Mississippi and New Jersey state courts alleging injury or death as a result of exposure to asbestos. These filings typically name multiple defendants and are filed on behalf of many plaintiffs. They do not identify any particular Watts products as a source of asbestos exposure. To date, we have been dismissed from each case when the scheduled trial date comes near or when discovery fails to yield any evidence of exposure to any of our products. Based on the facts currently known to us, we do not believe that the ultimate outcome of these claims will have a material adverse effect on our liquidity, financial condition or results of operations.

Other Litigation

On or about March 26, 2003, a class action complaint was filed against us by North Carolina Hospitality Group, Inc. in the Circuit Court of Maryland, Prince George’s County. It alleges that certain commercial valve models contain a design defect that causes them to fail prematurely. On June 7, 2004, the trial court issued an opinion and order that denied the plaintiff’s request for class certification. This ruling was appealed at the end of 2004, and on January 17, 2006, this ruling was affirmed by the Maryland Court of Special Appeals. Based on the facts currently known to us, we do not believe that the ultimate outcome of this matter will have a material adverse effect on our liquidity, financial condition or results of operations.

Other lawsuits and proceedings or claims, arising from the ordinary course of operations, are also pending or threatened against us. Based on the facts currently known to us, we do not believe that the ultimate outcome of these other litigation matters will have a material adverse effect on our liquidity, financial condition or results of operations.

Item 1A.                RISK FACTORS.

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

Reductions or interruptions in the supply of raw materials and increases in the costs of raw materials could reduce our profit margins and adversely affect our ability to meet our customer delivery commitments.

We require substantial amounts of raw materials, including bronze, brass, cast iron, steel and plastic and substantially all of the raw materials we require are purchased from outside sources. The availability and costs of raw materials may be subject to curtailment or change due to, among other things, new laws or regulations, suppliers’ allocations to other purchasers, interruptions in production by suppliers and changes in exchange rates and worldwide price and demand levels. We are not currently party to any long-term supply agreements. Our inability to obtain adequate supplies of raw materials for our products at favorable costs, or at all, could have a material adverse effect on our business, financial condition or results of operations by decreasing our profit margins and by hindering our ability to deliver products to our customers on a timely basis. The costs of many of these raw materials are at the highest levels that they have been in many years. We may continue to experience further cost increases of these materials. In 2005, cost increases in raw materials were not completely recovered by increased selling prices or other product cost reductions. If we are not able to reduce or eliminate the effect of these cost increases through lowering other costs of production or successfully implementing price increases to our customers, such cost increases from our vendors could continue to have a negative effect on our financial results. Additionally, we continue to purchase increased levels of finished product from international sources. If there is an interruption in delivering these finished products to our domestic warehouses, this could have a negative effect on our financial results.

Implementation of our acquisition strategy may not be successful, which could affect our ability to increase our revenues or our profitability.

One of our strategies is to increase our revenues and profitability and expand our markets through acquisitions that will provide us with complementary water-related products and increase market share for our existing product lines. We cannot be certain that we will be able to identify, acquire or profitably manage additional companies or successfully integrate such additional companies without substantial costs, delays or other problems. Also, companies acquired recently and in the future may not achieve revenues, profitability or cash flows that justify our investment in them. We expect to spend significant time and effort in expanding our existing businesses and identifying, completing and integrating acquisitions. In particular, we expect that management will need to devote a significant amount of time and effort over the next twelve months to improve the operational results of our recently acquired subsidiary, Core Industries

Inc., including improvements in its profitability, customer satisfaction and revenue growth rate. If we are not successful in implementing these improvements, our financial results may be negatively affected. We have faced increasing competition for acquisition candidates which have resulted in significant increases in the purchase prices of many acquisition candidates. This competition, and the resulting purchase price increases, may limit the number of acquisition opportunities available to us, possibly leading to a decrease in the rate of growth of our revenues and profitability. In addition, acquisitions may involve a number of special risks, including, but not limited to:

•       adverse short-term effects on our reported operating results;

•       diversion of management’s attention;

•       investigations of, or challenges to, acquisitions by competition authorities;

•       loss of key personnel at acquired companies; and

•       unanticipated management or operational problems or legal liabilities.

We are subject to risks related to product defects, which could result in product recalls and could subject us to warranty claims in excess of our warranty provisions or which are greater than anticipated due to the unenforceability of liability limitations.

We maintain strict quality controls and procedures, including the testing of raw materials and safety testing of selected finished products. However, we cannot be certain that our testing will reveal latent defects in our products or the materials from which they are made, which may not become apparent until after the products have been sold into the market. Accordingly, there is a risk that product defects will occur, which could require a product recall. Product recalls can be expensive to implement and, if a product recall occurs during the product’s warranty period, we may be required to replace the defective product. In addition, a product recall may damage our relationship with our customers and we may lose market share with our customers. Our insurance policies may not cover the costs of a product recall.

Our standard warranties contain limits on damages and exclusions of liability for consequential damages and for misuse, improper installation, alteration, accident or mishandling while in the possession of someone other than us. We record an accrual for estimated warranty costs at the time revenue is recognized. We may incur additional operating expenses if our warranty provision does not reflect the actual cost of resolving issues related to defects in our products. If these additional expenses are significant, it could adversely affect our business, financial condition and results of operations.

Down economic cycles, particularly reduced levels of residential and non-residential starts and remodeling, could have an adverse effect on our revenues and operating results.

We have experienced and expect to continue to experience fluctuations in revenues and operating results due to economic and business cycles. The businesses of most of our customers, particularly plumbing and heating wholesalers and home improvement retailers, are cyclical. Therefore, the level of our business activity has been cyclical, fluctuating with economic cycles. We also believe our level of business activity is influenced by residential and non-residential starts and renovation and remodeling, which are, in turn, heavily influenced by interest rates, consumer debt levels, changes in disposable income, employment growth and consumer confidence. Prime interest rates have increased by 38.1% since December 31, 2004. If these and other factors cause a material reduction in residential and non-residential and remodeling starts, our revenues and profits would decrease and result in a material adverse effect on our financial condition and results of operations.

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

•       natural disasters and public health emergencies;

•       laws of some foreign countries, which may not protect our intellectual property rights to the same extent as the laws of the United States; and

•       unexpected changes in regulatory requirements, which may be costly and require time to implement.

Fluctuations in foreign exchange rates could materially affect our reported results.

We are exposed to fluctuations in foreign currencies, as a portion of our sales and certain portions of our costs, assets and liabilities are denominated in currencies other than U.S. dollars. Approximately 37.0% of our sales during the year ended December 31, 2005 were from sales outside of the U.S. compared to 38.5% for the year ended December 31, 2004. For the year ended December 31, 2005, the depreciation of the euro against the U.S. dollar had a negative impact on sales of approximately $2.9 million. For the years ended December 31, 2004 and 2003, the appreciation of the euro against the U.S. dollar had a positive impact on sales of approximately $20.9 million and $31.1 million, respectively. Additionally, our Canadian operations require significant amounts of U.S. purchases for their operations. Instead of buying or manufacturing domestically, we currently have a favorable cost structure for goods we source from our joint venture, our wholly owned subsidiaries in China and our outside vendors. In 2005, China revalued its currency higher against the U.S. dollar and stated it would no longer tie the yuan to a fixed rate against the U.S. currency. The yuan was revalued to 8.11 yuan per dollar from 8.28, or 2.1%. At December 31, 2005, the yuan was valued at 8.07. China also stated it will now peg the yuan against numerous currencies, although it will keep the yuan in a tight band rather than letting it trade freely. If our share of revenue in non-dollar denominated currencies continues to increase in future periods, exchange rate fluctuations will likely have a greater impact on our results of operations and financial condition.

There are risks in expanding our manufacturing operations and acquiring companies in China.

As part of our strategy, we are shifting a portion of our manufacturing operations to China to reduce our production costs and to sell product into the Chinese market. This shift will subject a greater portion of our operations to the risks of doing business in China. The increased production levels in China require increased levels of working capital as we are rapidly increasing headcount and manufacturing equipment. If we are unable to quickly train these new employees we may experience product quality issues. The Chinese central and local government authorities have a higher degree of control over our businesses in China than is customary in many of the countries in which we operate and makes the process of obtaining necessary regulatory approval in China inherently unpredictable. In addition, the protection accorded our proprietary technology and know-how under the Chinese legal system is not as strong as in the United States and, as a result, we may lose valuable trade secrets and competitive advantage.  We expect to increase our participation in the Chinese water and power infrastructure markets with the consummation of our acquisition of Changsha Valve Works (Changsha), which we signed an agreement to acquire in October 2005. The acquisition of Changsha remains subject to the satisfaction of certain closing conditions by Changsha. Changsha sells exclusively into the domestic Chinese marketplace and deals in long-term contracts.

If we cannot continue operating our manufacturing facilities at current or higher utilization levels, our results of operations could be adversely affected.

The equipment and management systems necessary for the operation of our manufacturing facilities may break-down, perform poorly or fail, resulting in fluctuations in our ability to manufacture our products and to achieve manufacturing efficiencies. We operate a number of manufacturing facilities, all of which are subject to this risk, and such fluctuations at any of these facilities could cause an increase in our production costs and a corresponding decrease in our profitability. We also have a vertically-integrated manufacturing process. Each segment is dependent upon the prior process and any breakdown in one segment will adversely affect all later components. Fluctuations in our production process may affect our ability to deliver products to our customers on a timely basis. Our inability to meet our delivery obligations could result in a loss of our customers and negatively affect our business, financial condition and results of operations.

In addition, we have an ongoing manufacturing restructuring program to reduce our manufacturing costs. As we transition more of our operations overseas as a result of the manufacturing restructuring plan, we are transferring capacity utilization. If our planned manufacturing plant consolidations in the United States and Europe and our production capability expansion in China are not successful, our results of operations and financial condition could be materially adversely affected.

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

Our operations and properties are subject to extensive and increasingly stringent laws and regulations relating to environmental protection, including laws and regulations governing air emissions, water discharges, waste management and disposal and workplace safety. Such laws and regulations can impose substantial fines and sanctions for violations and require the installation of costly pollution control equipment or operational changes to limit pollution emissions and/or decrease the likelihood of accidental hazardous substance releases. We could be required to halt one or more portions of our operations until a violation is cured. We could also be liable for the costs of property damage or personal injury to others. Although we attempt to operate in compliance with these environmental laws, we may not succeed in this effort at all times. The costs of curing violations or resolving enforcement actions that might be initiated by government authorities could be substantial.

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

We have been and may continue to be subject to various product liability claims or other lawsuits, including, among others, that our products include inadequate or improper instructions for use or installation, or inadequate warnings concerning the effects of the failure of our products. In the event that we do not have adequate insurance or contractual indemnification, damages from these claims would have to be paid from our assets and could have a material adverse effect on our results of operations, liquidity and financial condition. We, like other manufacturers and distributors of products designed to control and regulate fluids and gases, face an inherent risk of exposure to product liability claims and other lawsuits in the event that the use of our products results in personal injury, property damage or business interruption to our customers. Although we maintain strict quality controls and procedures, including the testing of raw materials and safety testing of selected finished products, we cannot be certain that our products will be completely free from defect. In addition, in certain cases, we rely on third-party manufacturers for our products or components of our products. Although we have product liability and general insurance coverage, we cannot be certain that this insurance coverage will continue to be available to us at a reasonable cost, or, if available, will be adequate to cover any such liabilities. For more information, see Part I, Item 1, “Business—Product Liability, Environmental, and Other Litigation Matters.”

The requirements of Financial Accounting Standards Board Statement No. 142, “Goodwill and Other Intangible Assets” (FAS 142) may result in a write-off of all or a portion of our goodwill, which would negatively affect our operating results and financial condition.

As of December 31, 2005, we recorded goodwill and non-amortizable intangible assets of $296.6 million and $40.6 million, respectively. If we are required to take an impairment charge to our goodwill or intangible assets in connection with the requirements of FAS 142, our operating results may decrease and our financial condition may be harmed. Under FAS 142, goodwill and identifiable intangible assets that have indefinite useful lives are no longer amortized. In lieu of amortization, we are required to perform an annual impairment review of both goodwill and non-amortizable intangible assets. We have concluded that no impairment existed at October 30, 2005, the time of our latest annual review. We perform our annual test for indications of goodwill and non-amortizable intangible assets impairment in the fourth quarter of our fiscal year or sooner if indicators of impairment exist.

The loss of a major customer could have an adverse effect on our results of operations.

Our largest customer, The Home Depot, Inc. and its wholly owned subsidiaries, accounted for approximately $98.5 million, or 10.7%, of our total net sales for the year ended December 31, 2005, and $84.5 million, or 10.3%, of our total net sales for year ended December 31, 2004. Our customers generally are not obligated to purchase any minimum volume of products from us and are able to terminate their relationships with us at any time. In addition, increases in the prices of our products could result in a reduction in orders for our products from the Home Depot, Inc and other customers. A significant reduction in orders from, or change in terms of contracts with, The Home Depot, Inc. or other significant customers could have a material adverse effect on our future results of operations.

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

As of February 1, 2006, Timothy P. Horne, a member of our board of directors, beneficially owned approximately 22.6% of our outstanding shares of Class A Common Stock (assuming conversion of all shares of Class B Common Stock beneficially owned by Mr. Horne into Class A Common Stock) and approximately 99.0% of our outstanding shares of Class B Common Stock, which represents approximately 73.8% of the total outstanding voting power. As long as Mr. Horne controls shares representing at least a majority of the total voting power of our outstanding stock, Mr. Horne will be able to unilaterally determine the outcome of all stockholder votes and other stockholders will not be able to affect the outcome of any stockholder vote.

Conversion and sale of a significant number of shares of our Class B Common Stock could adversely affect the market price of our Class A Common Stock.

As of February 1, 2006, there were outstanding 25,205,210 shares of our Class A Common Stock and 7,343,880 shares of our Class B Common Stock. Shares of our Class B Common Stock may be converted into Class A Common Stock at any time on a one for one basis. All of the shares of Class A Common Stock are freely transferable without restriction or further registration under the federal securities laws, except for any shares held by our affiliates, sales of which will be limited by Rule 144 under the Securities Act. In addition, under the terms of a registration rights agreement with respect to outstanding shares of our Class B Common Stock, the holders of our Class B Common Stock have rights with respect to the registration of the underlying Class A Common Stock. Under these registration rights, the holders of Class B Common Stock may require, on up to two occasions, that we register their shares for public resale. If we are eligible to use Form S-3 or a similar short-form registration statement, the holders of Class B Common Stock may require that we register their shares for public resale up to two times per year. If we elect to register any shares of Class A Common Stock for any public offering, the holders of Class B Common Stock are entitled to include shares of Class A Common Stock into which such shares of Class B Common Stock may be converted in such registration. However, we may reduce the number of shares proposed to be registered in view of market conditions. We will pay all expenses in connection with any registration, other than underwriting discounts and commissions. If all of the available registered shares are sold into the public market the trading price of our Class A Common Stock could decline.

Our Class A Common Stock has insignificant voting power.

Our Class B Common Stock entitles its holders to ten votes for each share and our Class A Common Stock entitles its holders to one vote per share. As of February 1, 2006, our Class B Common Stock constituted 22.6% of our total outstanding common stock and 74.5% of the total outstanding voting power and thus is able to exercise a controlling influence over our business.

Item 1B.               UNRESOLVED STAFF COMMENTS.

None.

Item 2.                        PROPERTIES.

As of December 31, 2005, we maintained approximately 75 facilities worldwide, including our corporate headquarters located in North Andover, Massachusetts. The remaining facilities consist of foundries, manufacturing facilities, warehouses, sales offices and distribution centers. The principal properties in each of our three geographic segments and their location, principal use and ownership status are set forth below:

North America:

Location	Principal Use	Owned/Leased
North Andover, MA	Corporate Headquarters	Owned
Export, PA	Manufacturing	Owned
Franklin, NH	Manufacturing	Owned
Burlington, ON, Canada	Manufacturing	Owned
Kansas City, KS	Manufacturing	Owned
Fort Myers, FL	Manufacturing	Owned
St. Pauls, NC	Manufacturing	Owned
Spindale, NC	Manufacturing	Owned
Chesnee, SC	Manufacturing	Owned
Palmdale, CA	Manufacturing	Owned
Dunnellon, FL	Warehouse	Owned
San Antonio, TX	Warehouse	Owned
Springfield, MO	Manufacturing	Leased
Langley, BC, Canada	Manufacturing	Leased
Santa Ana, CA	Manufacturing	Leased
Woodland, CA	Manufacturing	Leased
Houston TX	Manufacturing	Leased
Wilmington, NC	Manufacturing	Leased
Phoenix, AZ	Warehouse	Leased
Dallas, TX	Distribution Center	Leased
Chicago, IL	Distribution Center	Leased
Reno, NV	Distribution Center	Leased
Calgary, AB, Canada	Distribution Center	Leased

Europe:

Location	Principal Use	Owned/Leased
Eerbeek, Netherlands	European Headquarters	Owned
Biassono, Italy	Manufacturing	Owned
Caldero, Italy	Manufacturing	Owned
Brescia, Italy	Manufacturing	Owned
Lavis, Italy	Manufacturing	Owned
Landau, Germany	Manufacturing	Owned
Fresseneville, France	Manufacturing	Owned
Plovdiv, Bulgaria	Manufacturing	Owned
South Wales, United Kingdom	Manufacturing	Owned
Rosières, France	Manufacturing	Leased
Monastir, Tunisia	Manufacturing	Leased

China:

Location	Principal Use	Owned/Leased
Tianjin Tanggu District, China	Manufacturing	Owned
Tazhou, Yuhuan, China	Manufacturing	Owned
Tianjin Tanggu District, China	Manufacturing	Leased

Certain of our facilities are subject to mortgages and collateral assignments under loan agreements with long-term lenders.  In general, we believe that our properties, including machinery, tools and equipment, are in good condition, well maintained and adequate and suitable for their intended uses. We believe that our manufacturing facilities are currently operating at a level that our management considers normal capacity, except for our two expanded plants in China, which are under-utilized. Management believes capacity utilization will continue to increase in 2006 at these plants, subject to unexpected changes in our sales volume.

Item 3.                        LEGAL PROCEEDINGS.

We are from time to time involved in various legal and administrative procedures. See Part I, Item 1, “Business—Product Liability, Environmental and Other Litigation Matters,” which is incorporated herein by reference

Item 4.                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted during the fourth quarter of the fiscal year covered by this Annual Report to a vote of security holders through solicitation of proxies or otherwise.

PART II

Item 5.                        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The following table sets forth the high and low sales prices of our Class A Common Stock on the New York Stock Exchange during 2005 and 2004 and cash dividends paid per share.

	2005			2004
	High	Low	Dividend	High	Low	Dividend
First Quarter	$34.87	$29.00	$0.08	$24.56	$21.36	$0.07
Second Quarter	36.22	29.70	0.08	27.11	22.39	0.07
Third Quarter	37.55	27.46	0.08	27.99	24.51	0.07
Fourth Quarter	31.72	25.80	0.08	32.59	24.96	0.07

There is no established public trading market for our Class B Common Stock, which is held exclusively by members of the Horne family. The principal holders of such stock are subject to restrictions on transfer with respect to their shares. Each share of our Class B Common Stock (10 votes per share) is convertible into one share of Class A Common Stock (1 vote per share).

Aggregate common stock dividend payments for 2005 and 2004 were $10.5 million and $9.1 million, respectively. While we presently intend to continue to pay cash dividends, the payment of future cash dividends depends upon the Board of Directors’ assessment of our earnings, financial condition, capital requirements and other factors.

The number of record holders of our Class A Common Stock as of February 22, 2006 was 134. The number of record holders of our Class B Common Stock as of February 22, 2006 was 8.

Item 6.                        SELECTED FINANCIAL DATA.

The selected financial data set forth below should be read in conjunction with our consolidated financial statements, related Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein.

FIVE-YEAR FINANCIAL SUMMARY
(Amounts in thousands, except per share information)

	Year Ended 12/31/05(1)(2)(5)	Year Ended 12/31/04(3)(4)(5)	Year Ended 12/31/03(5)(6)	Year Ended 12/31/02(7)	Year Ended 12/31/01(8)(9)
Statement of operations data:
Net sales	$924,346	$824,558	$701,859	$615,526	$548,940
Income from continuing operations	55,020	48,738	36,419	32,622	26,556
Loss from discontinued operations, net of taxes	(421)	(1,918)	(3,057)	—	—
Net income	54,599	46,820	33,362	32,622	26,556
Income per share from continuing operations—diluted	1.67	1.49	1.32	1.21	0.99
Income (loss) per share from discontinued operations—diluted	(0.01)	(0.06)	(0.11)	—	—
Net income per share—diluted	1.66	1.43	1.21	1.21	0.99
Cash dividends declared per common share	$0.32	$0.28	$0.25	$0.24	$0.24
Balance Sheet Data (at year end):
Total assets	$1,100,970	$922,680	$840,918	$635,472	$520,470
Long-term debt, net of current portion	$293,350	$180,562	$179,061	$56,276	$123,212

(1)          For the year ended December 31, 2005, net income includes the following pre-tax costs: restructuring of $729,000 and other costs consisting of accelerated depreciation and asset write downs of $1,816,000. The after tax cost of these items was $1,633,000.

(2)          For the year ended December 31, 2005, net income includes a net after-tax charge of $933,000 for a selling, general and administrative expense charge of $1,505,000 related to a contingent earn-out agreement.

(3)          For the year ended December 31, 2004, net income includes a net after-tax charge of $2,289,000 for certain accrued expense adjustments, which includes in selling, general and administrative expense after-tax charges of $3,475,000 related to a contingent earn-out agreement and $724,000 for various accrual adjustments and $462,000 recorded as an income tax benefit.

(4)          For the year ended December 31, 2004, net income includes the following pre-tax costs: restructuring of $95,000 and other costs consisting of accelerated depreciation of $2,873,000. The after tax cost of these items was $1,825,000.

(5)          In December 2004, we decided to divest our interest in our minority owned subsidiary, Jameco International, LLC (Jameco LLC). We recorded in discontinued operation a net of tax impairment charge of $739,000 for the year ended December 31, 2004. Also included in discontinued operations is the net of tax operating results of Jameco LLC of $54,000 of loss and $54,000 of income for the year ended December 31, 2004 and 2003, respectively. In September 1996, we divested our Municipal Water Group of businesses, which included Henry Pratt, James Jones Company and Edward Barber and Company Ltd. Costs and expenses related to the Municipal Water Group, for 2005, 2004 and

2003 relate to legal and settlement costs associated with the James Jones Litigation. The loss, net of taxes, consists of $421,000, $1,125,000 and $3,111,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

(6)          For the year ended December 31, 2003, net income includes the following pre-tax costs: restructuring of $426,000; other costs consist of: inventory and other asset write-downs and accelerated depreciation of $479,000; and $750,000 of other related charges. The after tax cost of these items was $1,084,000.

(7)          For the year ended December 31, 2002, net income includes the following pre-tax costs: restructuring of $638,000; other costs consist of: inventory and other asset write-downs and accelerated depreciation of $2,491,000; and $960,000 of other related charges. The after-tax cost of these items was $2,552,000.

(8)          For the year ended December 31, 2001, net income includes the following pre-tax costs: restructuring of $1,454,000; other costs consist of: inventory and other asset write-downs and accelerated depreciation of $4,300,000; and $77,000 of other related charges. The after-tax cost of these items was $3,593,000.

(9)          For the year ended December 31, 2001, net income includes an after-tax charge for goodwill amortization expense of $3,220,000 as recorded prior to adoption of FAS 142.

Item 7.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We are a leading supplier of products for use in the water quality, water safety, water flow control and water conservation markets in both North America and Europe. For over 130 years, we have designed and manufactured products that promote the comfort and safety of people and the quality and conservation of water used in commercial, residential and light industrial applications. We earn revenue and income almost exclusively from the sale of our products. Our principal product lines include:

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

•       systems for under-floor radiant applications and hydraulic pump groups for gas boiler manufacturers; and

•       flexible stainless steel connectors for natural and liquid propane gas in commercial food service and residential  applications.

Our business is reported in three geographic segments, North America, Europe and China. We distribute our products through three primary distribution channels, wholesale, do-it-yourself (DIY) and original equipment manufacturers (OEMs). Interest rates have an indirect effect on the demand for our products due to the effect such rates have on the number of new residential and commercial construction starts and remodeling projects. Residential and commercial construction starts have an impact on our levels of sales and earnings. In 2005, organic segment sales in our North American wholesale and DIY markets combined increased by approximately 9.5% over the prior year. Also in 2005, organic segment sales in Europe increased by approximately 2.2% over the prior year despite a weak European economy. An additional factor that has had an effect on our sales is fluctuation in foreign currencies, as a portion of our sales and certain portions of our costs, assets and liabilities are denominated in currencies other than the U.S. dollar.

We believe that the factors relating to our future growth include our ability to continue to make selective acquisitions, both in our core markets as well as new complementary markets, regulatory requirements relating to the quality and conservation of water, increased demand for clean water and continued enforcement of plumbing and building codes and a healthy economic environment. We have completed twenty-five acquisitions since divesting our industrial and oil and gas business in 1999. Our acquisition strategy focuses on businesses that manufacture preferred brand name products that address our themes of water quality, water safety, water conservation, water flow control and related complimentary markets. We target businesses that will provide us with one or more of the following: an entry into new markets, an increase in shelf space with existing customers, a new or improved technology or an expansion of the breadth of our water quality, water conservation, water safety and water flow control products for the residential and commercial markets. In 2005, sales from acquisitions contributed approximately 4.9% to our total sales growth over the prior period.

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

We require substantial amounts of raw materials to produce our products, including bronze, brass, cast iron, steel and plastic, and substantially all of the raw materials we require are purchased from outside sources. We have experienced increases in the costs of certain raw materials, particularly copper. Bronze and brass are copper-based alloys. During 2005, spot copper cost increased approximately 46.9%. Additionally, due to increases in the cost of crude oil, the costs of certain plastic resins we use increased approximately between 9.8% and 19.0% during 2005.

A risk we face is our ability to deal effectively with increases in raw material costs. We manage this risk by monitoring related market prices, working with our suppliers to achieve the maximum level of stability in their costs and related pricing, seeking alternative supply sources when necessary, implementing cost reduction programs and passing increases in costs to our customers, to the maximum extent possible, when they occur. Additionally, on a limited basis, we use commodity futures contracts to manage this risk, although we do not currently have any such contracts. In response to recent cost increases, we have implemented price increases for some of the products which have become more expensive to manufacture due to the increases in raw material costs. In 2005, cost increases in raw materials were not completely recovered by increased selling prices or other product cost reductions. We are not able to predict whether or for how long these cost increases will continue. If these cost increases continue and we are not able to reduce or eliminate the effect of the cost increases by reducing production costs or implementing price increases, our profit margins could decrease.

Another risk we face in all areas of our business is competition. We consider brand preference, engineering specifications, code requirements, price, technological expertise, delivery times and breadth of product offerings to be the primary competitive factors. As mentioned previously, we believe that product development, product testing capability and investment in plant and equipment is needed to manufacture products in compliance with code requirements, which represents a barrier to entry for competitors. We are committed to maintaining our capital equipment at a level consistent with current technologies, and thus we spent approximately $18.6 million in 2005 and $21.0 million in 2004. We are committed to expanding our manufacturing capacity in lower cost countries such as China, Tunisia and Bulgaria. These manufacturing plant relocations and consolidations are an important part of our ongoing commitment to reduce production costs.

Recent Developments

On February 7, 2006, we declared a quarterly dividend of nine cents ($0.09) per share on the Company’s Class A Common Stock and Class B Common Stock. This is an increase of $0.01 per share compared to the dividend paid for the comparable period last year.

Results of Operations

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net Sales.   Our business is reported in three geographic segments: North America, Europe and China. Our net sales in each of these segments for the years ended December 31, 2005 and 2004 were as follows:

	Year Ended December 31, 2005		Year Ended December 31, 2004			Change to Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales
	(Dollars in thousands)
North America	$629,937	68.2%	$545,139	66.1%	$84,798	10.3%
Europe	266,346	28.8	253,234	30.7	13,112	1.6
China	28,063	3.0	26,185	3.2	1,878	0.2
Total	$924,346	100%	$824,558	100%	$99,788	12.1%

The increase in net sales is attributable to the following:

				Change As a % of Consolidated Net Sales				Change As a % of Segment Net Sales
North America	Europe	China	Total	North America	Europe	China	Total	North America	Europe	China
(Dollars in thousands)

Internal growth	$51,796	$5,533	$1,529	$58,858	6.3%	0.7%	0.2%	7.1%	9.5%	2.2%	5.9%
Foreign exchange	3,112	(2,857)	349	604	0.4	(0.4)	—	0.1	0.6	(1.1)	1.3
Acquisitions	29,890	10,436	—	40,326	3.6	1.3	—	4.9	5.5	4.1	—
Total	$84,798	$13,112	$1,878	$99,788	10.3%	1.6%	0.2%	12.1%	15.6%	5.2%	7.2%

The internal growth in net sales in North America was broad-based in both our wholesale and DIY markets. Our wholesale market for 2005, excluding the sales from acquisitions, grew by 8.5% compared to 2004, primarily due to increased sales of backflow preventor units, as well as increased under-floor radiant heating product lines and increased unit selling prices in most of our product lines. Our sales into the North American DIY market for 2005 increased organically by 12.3% compared to 2004 primarily due to increased sales of fittings and supply lines and under-floor radiant heating products.

The increase in net sales due to foreign exchange in North America is due to the Canadian dollar appreciating against the U.S. dollar. We cannot predict whether the Canadian dollar will continue to appreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

Acquired growth in net sales in North America is due to the inclusion of net sales of Dormont, acquired on December 28, 2005, Core, acquired on December 2, 2005, Flexflow, acquired on November 4, 2005, Savard, acquired on July 8, 2005, Alamo, acquired on June 20, 2005, HF, acquired on January 5, 2005, Sea Tech, acquired on January 4, 2005, and Orion, acquired on May 21, 2004.

Internal growth in Europe net sales results from increased sales into the wholesale market as a result of gaining market share, particularly in Germany. Sales into the European OEM market were primarily flat compared to last year.

Net sales were negatively impacted by foreign exchange in Europe primarily from the depreciation of the euro against the U.S. dollar. We cannot predict whether the euro will continue to depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

Acquired growth in Europe net sales is due to the inclusion of the net sales of Microflex, which we acquired on July 5, 2005, Electro Controls, which we acquired on May 11, 2005, and TEAM, acquired on April 16, 2004.

The increase in net sales in China is primarily attributable to increased sales in both the Chinese domestic and export markets.

Gross Profit.   Gross profit for 2005 increased $34,141,000, or 11.7%, compared to 2004. The increase in gross profit is attributable to the following:

	(in thousands)	% Change
Internal growth	$16,079	5.5%
Foreign exchange	699	0.2
Acquisitions	16,306	5.6
Other	1,057	0.4
Total	$34,141	11.7%

Internal margin growth was $6,891,000, $2,569,000 and $3,646,000 in North America, Europe and China, respectively. Internal growth resulted from increased sales volume in all regions. However, commodity costs, especially for copper-based products and oil, and a sales mix shift in North America and Europe, dampened margin growth. In 2005, we experienced raw material cost increases, which we were not able to fully recover through price increases on some of our products. North America experienced higher growth in lower-margin retail sales partially offset by a reclassification of product liability costs from cost of sales to selling, general and administrative expense. Europe’s OEM business was flat with an increase in lower margin wholesale product sales. Both regions benefited from completed manufacturing restructuring efforts. The China segment increased gross margin primarily due to increased sales volume in the domestic marketplace. The increase in gross margin from foreign exchange is primarily due to the appreciation of the Canadian dollar and the yuan against the U.S. dollar partially offset by a depreciation of the euro against the U.S. dollar. The increase in gross margin from acquisitions is due to the inclusion of gross profit from Dormont, Core, Flexflow, Savard, Microflex, Alamo, Electro Controls, HF, Sea Tech, Orion and TEAM.

Additionally, the increase in gross profit was due to decreased manufacturing restructuring and other costs. For 2005 we charged $1,816,000 of accelerated depreciation and other costs to cost of sales compared to $2,873,000 of accelerated depreciation and other costs for 2004. We anticipate recording a total of approximately $3,000,000 of manufacturing restructuring and other costs for 2006 in the North American and Europe segment.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses, or SG&A expenses, for 2005 increased $22,552,000, or 10.9%, compared to 2004. The increase in SG&A expenses is attributable to the following:

	(in thousands)	% Change
Internal growth	$14,151	6.8%
Foreign exchange	391	0.2
Acquisitions	10,464	5.1
Other	(2,454)	(1.2)
Total	$22,552	10.9%

Internal SG&A expenses increased primarily from higher variable selling expenses caused by increased sales volumes in North America and China, from due-diligence related charges, and from increased bad debt reserves. These cost increases were partially offset by lower costs for complying with

Section 404 of the Sarbanes-Oxley Act of 2002 (SOX). Additionally, we recorded $1,000,000 in reserve reductions in 2004 related to a favorable ruling in a legal matter. The increase in SG&A expenses from foreign exchange is primarily due to the appreciation of the Canadian dollar and the yuan against the U.S. dollar partially offset by the depreciation of the euro against the U.S. dollar. The increase in SG&A expenses from acquisitions is due to the inclusion of Dormont, Core, Savard, Microflex, Alamo, Electro Controls, HF, Sea Tech, Orion and TEAM. Other includes costs of $2,454,000 for prior period corrections including an earn-out arrangement from a prior period acquisition that was accounted for as compensation expense. The earn-out arrangement was completed on August 31, 2005.

Operating Income.   Operating income by geographic segment for 2005 and 2004 were as follows:

				% Change to
	Years Ended			Consolidated
	December 31,	December 31,		Operating
	2005	2004	Change	Income
	(Dollars in thousands)
North America	$76,757	$68,558	$8,199	9.8%
Europe	31,528	31,597	(69)	(0.1)
China	3,533	1,857	1,676	2.0
Corporate	(17,263)	(18,412)	1,149	1.4
Total	$94,555	$83,600	$10,955	13.1%

The increase in operating income is attributable to the following:

					Change					Change
					As a % of Consolidated Operating Income					As a % of Segment Operating Income
North					North					North
America	Europe	China	Corp.	Total	America	Europe	China	Corp.	Total	America	Europe	China	Corp.
(Dollars in thousands)
Internal growth	$(467)	$(1,100)	$1,622	$1,873	$1,928	(0.6)%	(1.3)%	1.9%	2.3%	2.3%	(0.7)%	(3.5)%	87.4%	(10.2)%
Foreign exchange	658	(404)	54	—	308	0.8	(0.5)	0.1	—	.4	1.0	(1.3)	2.9	—
Acquisitions	2,867	2,975	—	—	5,842	3.4	3.6	—	—	7.0	4.2	9.4	—	—
Other	3,178	—	—	(724)	2,454	3.8	—	—	(0.9)	2.9	4.6	—	—	4.0
Other—Restructuring	1,963	(1,540)	—	—	423	2.4	(1.9)	—	—	.5	2.9	(4.9)	—	—
Total	$8,199	$(69)	$1,676	$1,149	$10,955	9.8%	(0.1)%	2.0%	1.4%	13.1%	12.0%	(0.3)%	90.3%	(6.2)%

Internally our North American segment experienced a decrease in operating income primarily from increased commodity costs and increased SG&A expenses, partially offset by benefits resulting from our completed manufacturing restructuring projects and outsourcing. In 2005, we experienced raw material cost increases, which we were not able to fully recover through price increases on some of our products. For 2005, we recorded $1,005,000 for net costs associated with our manufacturing restructuring plan compared to $2,968,000 for 2004. The acquired growth is due to the inclusion of operating income from Dormont, Core, Savard, Alamo, HF, Sea Tech and Orion. Other represents costs accrued for an earn-out arrangement from a prior period acquisition. This earn-out arrangement was completed on August 31, 2005.

The increase in operating income due to foreign exchange in North America is due to the Canadian dollar appreciating against the U.S. dollar. We cannot predict whether the Canadian dollar will continue to appreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

Internally our European segment also experienced decrease in operating income. This was primarily due to a soft European economy, increased sales in lower margin wholesale products and increased SG&A expenses, offset by benefits resulting from our completed manufacturing restructuring projects and outsourcing. For 2005, we recorded $1,540,000 for costs associated with our manufacturing restructuring plan and we did not record any costs for 2004.

The decrease in Europe’s operating income from foreign exchange is primarily due to the depreciation of the euro against the U.S. dollar. We cannot predict whether the euro will continue to depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our operating income.

The increase in internal growth in China of $1,622,000 is primarily attributable to increased capacity utilization and low cost sourcing to our domestic facilities offset by increased SG&A expenses primarily related to increased variable selling expenses due to increased sales volumes and increased bad debt reserves.

The increase in internal operating income in Corporate of $1,149,000 is primarily attributable to reductions in SOX and audit expenses partially offset by a $1,000,000 reserve reduction in the first quarter of 2004 due to a favorable ruling in a legal matter. Other consists of $724,000 of adjustments made in the fourth quarter of 2004 to correct errors for accrued expenses.

Interest Expense.   Interest expense decreased $211,000, or 2.0%, for 2005 compared to 2004, primarily due to reduced debt levels in Europe. Debt levels increased in the U.S., but not until December 2005, as a result of the fourth quarter acquisition activity.

Effective July 1, 2005, we entered into a three-year interest rate swap with a counter party for a notional amount of €25,000,000, which is outstanding under our Revolving Credit Facility. We swapped the three-month EURIBOR plus 0.6% for a fixed rate of 3.02%. The impact of the swap was immaterial to the overall interest expense.

We had previously entered into an interest rate swap for a notional amount of €25,000,000 outstanding on our prior revolving credit facility. We swapped the three-month EURIBOR plus 0.7%, for a fixed rate of 2.3%. The swap was terminated at June 30, 2005. The impact of the swap was immaterial to the overall interest expense.

Income Taxes.   Our effective tax rate for continuing operations for 2005 increased to 35.9% from 32.9% for 2004. The increase is primarily due to the benefits realized in 2004 of approximately $800,000 for previously unrecognized deferred tax assets in China. In addition in 2004 we recorded multi-year refund claims relating to state tax credits; in 2005 those tax credits were realized for the current year only. This increase was partially offset by a decrease in our European tax rate for 2005 compared to 2004 due to earnings mix in Europe.

Income From Continuing Operations.   Income from continuing operations for 2005 increased $6,282,000, or 12.9%, to $55,020,000, or $1.67 per common share, from $48,738,000, or $1.49 per common share, for 2004, in each case, on a diluted basis. Income from continuing operations for 2005 and 2004 includes net costs incurred for our manufacturing restructuring plan of $1,633,000, or ($0.05) per share and $1,825,000, or ($0.06) per share, respectively. Also included in income from continuing operations for 2004 is the net charge of $2,289,000, or ($0.07) per share for accounting corrections relating to certain accrued expenses.

Loss From Discontinued Operations   We recorded a charge net of tax to discontinued operations for 2005 of $421,000, or ($0.01) per common share, and $1,918,000, or ($0.06) per common share, for 2004, in each case, on a diluted basis. Included in loss from discontinued operations for 2005 and 2004 are charges attributable to legal fees associated with the James Jones litigation and obligations to the former shareholders of the James Jones Company of $421,000, or ($0.01) per share and $1,125,000, or ($0.04) per share, respectively. See Part I, Item 1, “Business—Product Liability, Environmental and Other Litigation Matters.” Additionally, losses from discontinued operations for 2004 include an impairment charge and an operating loss totaling $793,000 or ($0.02) per share for the divesture of our interest in Jameco LLC.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

During the fourth quarter of 2004, we identified and corrected errors related to certain accrued expenses. The after tax adjustments, which affected selling, general and administrative and tax expense, necessary to correct these errors amounted to $2,289,000, or ($0.07) per share. The portions of these adjustments that related to the year ended December 31, 2004 and the fourth quarter of 2004 were $1,520,000, or ($0.05) per share, and $411,000, or ($0.01) per share, respectively. The impact of the amount that related to prior periods was not material to any of the financial statements of prior periods, thus the amount related to prior periods was also recorded in the fourth quarter of 2004.

The following table illustrates the effects of the adjustments on earnings per share from continuing operations:

	Fourth Quarter Ended	Year Ended
	December 31, 2004	December 31, 2004
Adjustments:
Related to 2004	$(0.01)	$(0.05)
Related to earlier periods	(0.06)	(0.02)
	$(0.07)	$(0.07)

Net Sales.   Our business is reported in three geographic segments: North America, Europe and China. Our net sales in each of these segments for the years ended December 31, 2004 and 2003 were as follows:

	Year Ended December 31, 2004		Year Ended December 31, 2003			% Change to Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales
	(Dollars in thousands)
North America	$545,139	66.1%	$472,518	67.3%	$72,621	10.3%
Europe	253,234	30.7	210,614	30.0	42,620	6.1
China	26,185	3.2	18,727	2.7	7,458	1.1
Total	$824,558	100%	$701,859	100%	$122,699	17.5%

The increase in net sales is attributable to the following:

					Change As a % of Consolidated Net Sales				Change As a % of Segment Net Sales
	North America	Europe	China	Total	North America	Europe	China	Total	North America	Europe	China
	(Dollars in thousands)
Internal growth	$45,041	$8,822	$7,458	$61,321	6.4%	1.3%	1.1%	8.8%	9.6%	4.2%	39.8%
Foreign exchange	2,463	20,935	—	23,398	0.4	3.0	—	3.4	0.5	9.9	—
Acquisitions	25,117	12,863	—	37,980	3.5	1.8	—	5.3	5.3	6.1	—
Total	$72,621	$42,620	$7,458	$122,699	10.3%	6.1%	1.1%	17.5%	15.4%	20.2%	39.8%

The internal growth in net sales in North America is due to increased price and unit sales into both the wholesale and DIY markets. Our sales into the wholesale market for 2004, excluding sales from acquisitions, grew by 10% compared to 2003, primarily due to increased sales of backflow preventor units, as well as in our plumbing and under-floor radiant heating product lines. Our sales into the North American DIY market for 2004 increased by 10% compared to 2003 primarily due to increased sales of our brass and tubular products.

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

The acquired growth in net sales in Europe is due to the inclusion of the net sales of Martin Orgee, acquired on April 18, 2003, Anello, acquired on July 30, 2003, and TEAM, acquired on April 16, 2004.

The increase in net sales in China is primarily attributable to downward adjustments made in 2003 for previously recorded sales and increased sales rebates and returns recorded at our TWT joint venture located in Tianjin, China that did not repeat in 2004, and to internal growth primarily due to increased domestic shipments from our wholly-owned subsidiary located in Taizhou, China.

Gross Profit.   Gross profit for 2004 increased $50,696,000, or 21.1%, compared to 2003. The increase in gross profit is attributable to the following:

	(in thousands)	% Change
Internal growth	$31,628	13.2%
Foreign exchange	7,415	3.1
Acquisitions	13,722	5.7
Other	(2,069)	(0.9)
Total	$50,696	21.1%

The internal growth is primarily due to a $21,449,000 increase in internal gross profit in the North American segment. This increase is primarily due to improved sales mix due to increased sales volume in the North American wholesale market, which typically generates higher gross margins than the North American retail market, and to benefits resulting from our completed manufacturing restructuring projects and outsourcing. The European segment increased internal gross profit by $3,972,000, primarily due to sales growth with European OEM and wholesale customers and to benefits resulting from our completed manufacturing restructuring projects. The China segment increased gross profit by $7,076,000, primarily due to inventory write-downs, increased sales rebates and returns and other net adjustments recorded in 2003 that did not repeat in 2004, and to increased sales volumes at WPT (formerly referred to as Shida) and improved manufacturing efficiencies at our wholly owned manufacturing plant in Tianjin in 2004. The increase in gross profit from foreign exchange is primarily due to the appreciation of the euro and Canadian dollar against the U.S. dollar. The increase in gross profit from acquisitions is due to the inclusion of gross profit from Orion, TEAM, Flowmatic, Martin Orgee and Anello. These factors contributed to an increased consolidated gross profit percent of 35.2% for 2004 compared to 34.2% in 2003.

The increase in gross profit was partially offset by increased manufacturing restructuring and other costs. For 2004 we charged $2,873,000 of accelerated depreciation to cost of sales compared to $804,000 of accelerated depreciation and other costs for 2003.

Selling, General and Administrative Expenses.   SG&A expenses for 2004 increased $37,428,000, or 22.1%, compared to 2003. The increase in SG&A expenses is attributable to the following:

	(in thousands)	% Change
Internal growth	$20,118	11.9%
Foreign exchange	4,573	2.7
Acquisitions	7,811	4.6
Other	4,926	2.9
Total	$37,428	22.1%

The internal increase in SG&A expenses is primarily due to increased variable selling expense due to increased sales volume and costs incurred to comply with the requirements of SOX partially offset by a reserve reduction due to a favorable ruling in one of our legal cases. For 2004, commission expense and selling expense were approximately 4.2% and 11.5%, respectively, of sales. These expense percentages are consistent with 2003. For 2004, we recorded approximately $5,900,000 for SOX-related expenses.

As discussed previously, during the fourth quarter of 2004, we identified and corrected errors related to certain accrued expenses. The adjustments to net income necessary to correct these errors included a pre-tax charge to SG&A expenses of $4,926,000.

Our SG&A expenses as a percentage of sales for 2004 increased to 25.1% compared to 24.1% for 2003 primarily from SOX costs and the fourth quarter accrual adjustments.

Operating Income.   Operating income by geographic segment for 2004 and 2003 were as follows:

				% Change to
	Years Ended			Consolidated
	December 31,	December 31,		Operating
	2004	2003	Change	Income
	(Dollars in thousands)
North America	$68,558	$64,375	$4,183	6.0%
Europe	31,597	22,592	9,005	12.9
China	1,857	(3,834)	5,691	8.1
Corporate	(18,412)	(13,132)	(5,280)	(7.6)
Total	$83,600	$70,001	$13,599	19.4%

The increase in operating income is attributable to the following:

					Change					Change
					As a % of Consolidated Operating Income					As a % of Segment Operating Income
North America	Europe	China	Corp.	Total	North America	Europe	China	Corp.	Total	North America	Europe	China	Corp.
Dollars in thousands)

Internal growth	$9,920	$2,065	$5,529	$(6,004)	$11,510	14.2%	3.0%	7.9%	(8.6)%	16.5%	15.4%	9.1%	144.2%	(45.7)%
Foreign exchange	434	2,408	—	—	2,842	0.6	3.4	—	—	4.1	0.7	10.7	—	—
Acquisitions	2,285	3,626	—	—	5,911	3.3	5.2	—	—	8.4	3.6	16.1	—	—
Other	(5,650)	—	—	724	(4,926)	(8.1)	—	—	1.0	(7.1)	(8.8)	—	—	5.5
Other—Restructuring	(2,806)	906	162	—	(1,738)	(4.0)	1.3	0.2	—	(2.5)	(4.4)	4.0	4.2	—
Total	$4,183	$9,005	$5,691	$(5,280)	$13,599	6.0%	12.9%	8.1%	(7.6)%	19.4%	6.5%	39.9%	148.4%	(40.2)%

The internal growth in North America is primarily due to our increased gross profit in the wholesale market, benefits resulting from our completed manufacturing restructuring projects and outsourcing, partially offset by increased net SG&A expenses. In 2004, we experienced raw material cost increases, which we were able to recover by implementing price increases on some of our products. For 2004, we recorded $2,968,000 for costs associated with our manufacturing restructuring plan compared to $162,000 for 2003. We expect to record an additional $750,000 in the first half of 2005 for approved costs associated with our manufacturing restructuring plan. The acquired growth is due to the inclusion of operating income from Orion and Flowmatic. Other of $5,650,000 relates to compensation expense regarding the accrual adjustment.

The internal growth in Europe is primarily due to increased gross profit from the increased sales volume in the OEM and wholesale markets and to benefits resulting from our previous manufacturing restructuring projects, partially offset by increased SG&A expenses. For 2004, we did not record any costs associated with our manufacturing restructuring plan compared to $906,000 for 2003. The increase in operating income from foreign exchange is primarily due to the appreciation of the euro against the U.S. dollar. We cannot predict whether the euro will continue to appreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our operating income. The acquired growth includes operating income from TEAM, Martin Orgee and Anello.

The increase in internal growth in China of $5,529,000 is attributable to inventory write-downs and other net adjustments recorded in 2003 that did not repeat in 2004, and to internal growth primarily due to increased sales volumes and improved manufacturing efficiencies associated with our manufacturing plant in Tianjin, which in 2003 was in a start-up phase.

The decrease in operating income in Corporate of $5,280,000 is primarily attributable to costs incurred for compliance with SOX. Other of $724,000 includes the adjustments to correct errors for accrued expenses.

Interest Expense.   Interest expense decreased $1,544,000, or 12.8%, for 2004 compared to 2003, primarily due to overlapping interest charges on three separate senior note issues that were outstanding in 2003, while only two senior note issues remain outstanding in 2004, partially offset by the elimination of favorable amortization from our interest rate swap, increased indebtedness on our $125,000,000 senior notes and decreased indebtedness under our U.S. revolving credit facility. On September 1, 2001, we entered into an interest rate swap with respect to our $75,000,000 8.375% notes due December 2003. The swap converted the interest from fixed to floating. On August 5, 2002, we sold the swap and received $2,315,000 in cash. In 2003, we reduced interest expense by $1,420,000 by amortizing the adjustment to the fair value of the swap. The amortization of the swap was completed upon repayment of the $75,000,000 8.375% notes on December 1, 2003. On May 15, 2003, we refinanced our $75,000,000 8.375% notes with proceeds from the issuance of $125,000,000 senior notes.

On July 1, 2003, we entered into an interest rate swap for a notional amount of €25,000,000 outstanding on our prior revolving credit facility. We swapped the three-month EURIBOR plus 0.7%, for a fixed rate of 2.3%. For 2004, the EURIBOR rate did not fluctuate materially and the impact of swap was immaterial to the overall interest expense.

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

Income From Continuing Operations.   Income from continuing operations for 2004 increased $12,319,000, or 33.8%, to $48,738,000, or $1.49 per common share, from $36,419,000, or $1.32 per common share, for 2003, in each case, on a diluted basis. The appreciation of the euro and the Canadian dollar against the U.S. dollar resulted in a positive impact on income from continuing operations of $0.05 per share for 2004 compared to 2003. We cannot predict whether the euro or the Canadian dollar will continue to appreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net income. Income from continuing operations for 2004 and 2003 includes net costs incurred for our manufacturing restructuring plan of $1,825,000, or ($0.06) per share, and $1,084,000, or ($0.04) per share, respectively. Also included in income from continuing operations for 2004 is the net charge of $2,289,000, or ($0.07) per share, for accounting corrections relating to certain accrued expenses.

Loss From Discontinued Operations.   We recorded a charge net of tax to discontinued operations for 2004 of $1,918,000, or ($0.06) per common share, and $3,057,000, or ($0.11) per common share, for 2003, in each case, on a diluted basis. Included in loss from discontinued operations for 2004 are charges attributable to legal fees associated with the James Jones litigation and obligations to the former shareholders of the James Jones Company of $1,125,000, or ($0.04) per share, compared to $3,111,000, or ($0.11) per share, for 2003. See Part I, Item 1, “Business—Product Liability, Environmental and Other Litigation Matters.” Additionally, losses from discontinued operations for 2004 and 2003 include an impairment charge and an operating loss totaling $793,000, or ($0.02) per share, and income of $54,000, or $0.00 per share, respectively, for the planned divesture of our interest in Jameco LLC.

Liquidity and Capital Resources

We generated $51,867,000 of cash from continuing operations in 2005. We experienced an increase in accounts receivable in North America, Europe and China totaling  $16,546,000. This increase is primarily due to increased sales volume. Additionally, we experienced an increase in inventories in North America, Europe and China totaling $20,330,000. A portion of the overall increase in inventory is due to the increased costs of raw materials. The increase in inventory in Europe is primarily due to increased finished goods to support the delivery requirements of OEM customers in Europe and an increase in safety stocks during restructuring. North American and China inventories increased primarily due to the incremental volume of products being sourced from our extended China supply chain. The increase in inventory and accounts receivable was partially offset by increased accounts payable of approximately $14,257,000.

We used $183,203,000 of net cash for investing activities in 2005. We used $191,396,000 to fund the acquisitions of Dormont, Core, Flexflow, Savard, Microflex, Alamo, Electro Controls, HF and Sea Tech. We also invested  $18,590,000 in capital equipment. Capital expenditures were primarily for manufacturing machinery and equipment as part of our ongoing commitment to improve our manufacturing capabilities. We expect to invest approximately $25,000,000 in capital equipment in 2006. We generated $26,600,000 by the sale of investment securities.

We generated $112,924,000 of net cash from financing activities in 2005 primarily from increased borrowings in the U.S. and Europe for acquisitions and proceeds from the exercise of stock options, offset by dividend payments and payments of debt. We paid $3,750,000 of debt owed to the former shareholders of Hunter Innovations, leaving a balance of $3,750,000 remaining to be paid in May 2006.

Our revolving credit facility with a syndicate of banks (the Revolving Credit Facility) provides for multi-currency unsecured borrowings and stand-by letters of credit of up to $300,000,000 and matures in September 2009. The Revolving Credit Facility is being used to support our acquisition program, working capital requirements and for general corporate purposes.

Outstanding indebtedness under the Revolving Credit Facility bears interest at a rate determined by the type of loan plus an applicable margin determined by the Company’s debt rating, depending on the applicable base rate and our bond rating. For 2005 the average interest rate under the Revolving Credit Facility for U.S. dollar borrowings was approximately 5.0% and euro based borrowings was approximately 2.7%. We had approximately $100,096,000 of unused and potentially available revolving credit at December 31, 2005. At December 31, 2005, we had $127,000,000 for U.S dollar denominated debt and $40,263,000 for euro-based borrowings outstanding on our Revolving Credit Facility. Additionally, we had $32,641,000 outstanding for stand-by letters of credit on our Revolving Credit Facility at December 31, 2005. The Revolving Credit Facility includes operational and financial covenants customary for facilities of this type, including, among others, restrictions on additional indebtedness, liens and investments and maintenance of certain leverage ratios. At December 31, 2005, we were in compliance with all covenants related to the Revolving Credit Facility.

Effective July 1, 2005, we entered into a three-year interest rate swap with a counter party for a notional amount of €25,000,000, which is outstanding under our Revolving Credit Facility. We swapped the three-month EURIBOR plus 0.6% for a fixed rate of 3.02%. We have designated the swap as a hedge using the cash flow method.  At December 31, 2005, the fair value of the swap was approximately $484,000.

We previously entered into an interest rate swap for a notional amount of €25,000,000 outstanding under our revolving credit facility that expired on June 30, 2005. The term of the swap was two years. We swapped the three-month EURIBOR plus 0.7% for a fixed rate of 2.3%. We designated the swap as a hedging instrument using the cash flow method.

We used $1,050,000 of net cash for discontinued operations. During 2005, we received approximately $548,000 in cash as a settlement payment for indemnification costs we incurred in the James Jones case. An offsetting liability has been recorded at December 31, 2005 because of the possibility that we might have to reimburse the insurance company if it is ultimately successful with a future appeal. We also received approximately $2,100,000 in cash for reimbursement of defense costs related to the James Jones case. During 2005, we paid approximately $2,503,000 for defense costs, $550,000 for legal costs and approximately $1,021,000 for indemnity costs we incurred in the James Jones case.

Working capital (defined as current assets less current liabilities) as of December 31, 2005 was $305,092,000 compared to $303,374,000 as of December 31, 2004. The ratio of current assets to current liabilities was 2.4 to 1 as of December 31, 2005 compared to 2.6 to 1 as of December 31, 2004. Cash and cash equivalents were $45,758,000 as of December 31, 2005 compared to $65,913,000 as of December 31, 2004. This decrease in cash was primarily due to cash paid for acquisitions, increased working capital requirements and capital expenditures, offset by the sale of investment securities.

In May 2005, we filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission, pursuant to which we registered $300,000,000 of an indeterminate amount of debt and/or equity securities. We expect that funds from any offerings would be used to finance acquisitions and working capital, repay or refinance debt and for other general corporate purposes. We generated $40,210,000 of cash from continuing operations in 2004. We experienced an increase in inventory in North America and China. The North America increase was primarily due to planned increases in finished goods as we set up additional distribution centers and a lengthened supply chain from producing more products abroad and increased sales volume. In addition, due to the cost increases in certain raw materials, the carrying value of our inventory in North America for 2004 has increased approximately $9,000,000 compared to 2003. Additionally, we experienced an increase in accounts receivable in North America partially offset by a decrease in Europe. The North America increase was primarily due to increased sales volume and timing of certain cash receipts from certain large customers.

We used $111,379,000 of net cash from investing activities in 2004. We invested $20,999,000 in capital equipment. Capital expenditures were primarily for manufacturing machinery and equipment as part of our ongoing commitment to improve our manufacturing capabilities. We received $2,143,000 of proceeds primarily from a sale of one of our North American manufacturing facilities with respect to which we entered into a sale and lease back arrangement. Our business acquisitions, net of cash acquired, consisted of cash purchases of $16,796,000 for the assets of Flowmatic, $5,750,000 for the 40% equity interest in Shida that had been held by our former joint venture partner, $17,247,000 for the TEAM acquisition, $27,873,000 for the Orion acquisition and $787,000 for an additional 34% investment in Watts Stern Rubinetti S.r.l. Additionally, our net investment in securities, primarily investment grade auction rate securities, increased to $26,600,000 in 2004 from $4,000,000 in 2003.

We used $16,526,000 of net cash from financing activities in 2004 primarily for dividend payments, debt repayment in China and $3,750,000 of debt paid to the former shareholders of Hunter Innovations partially offset by proceeds from stock option exercises.

We generated $52,303,000 of net cash from continuing operations in 2003. We experienced an increase in inventories in North America, Europe and China. The increase in inventory in North America was primarily due to planned increases in imported raw materials and finished goods to support our delivery capability as we extended our supply chain to lower cost regions, as well as an increase in inventory to support increased retail business. The increase in inventory in Europe was primarily due to increased safety stock growth to cover planned distribution relocations and to support the delivery requirements of OEM customers in Europe. The increase in inventory in China was the result of our wholly-owned manufacturing plant start-up operations. We had reductions in accounts receivable in Europe and China, partially offset by increased accounts receivable in North America. The increase in North America was due to increased sales volume. We funded $6,800,000 into our pension plans in the year ended December 31, 2003.

We used $37,747,000 of net cash for investing activities in 2003. We invested $20,030,000 in capital equipment for the year ended December 31, 2003. Capital expenditures were primarily for manufacturing machinery and equipment as part of our ongoing commitment to improve our manufacturing capabilities. The two largest components of this expenditure were for a building added to our Shida joint venture facility in Taizhou, China and for additional machinery and equipment for our wholly-owned manufacturing plant in Tianjin, China. On January 29, 2003, we invested an additional $3,040,000 in our Shida joint venture, bringing our total amount to approximately $8,040,000. This joint venture was owned 60% by us and 40% by our Chinese partner. In addition, on April 18, 2003, we paid approximately $1,600,000 to acquire Martin Orgee UK Limited, and on July 30, 2003, we paid approximately $10,600,000, which is net of cash acquired of $1,400,000, to acquire Giuliani Anello S.r.l.

We generated $122,079,000 of net cash from financing activities in 2003. On December 10, 2003, we completed a public offering of 4,600,000 shares of newly issued Class A Common Stock at $19.00 per share. Net proceeds were approximately $82,500,000, after taking into account underwriter discounts and expenses associated with the transaction. On May 6, 2003 we paid $3,750,000 of debt owed to the former shareholders of Hunter Innovations, leaving a balance of $11,250,000 remaining to be paid.

We had free cash flow of $23,449,000 (defined as net cash provided by continuing operations minus capital expenditures and dividends plus proceeds from sale of assets) during the year ended December 31, 2005 versus free cash flow of $12,283,000 in 2004. This increase in 2005 compared to 2004 was primarily due to decreased growth in inventories partially offset by increased accounts receivable. Our net debt to capitalization ratio (defined as short and long-term interest-bearing liabilities less cash and cash equivalents as a percentage of the sum of short and long term interest-bearing liabilities less cash and cash equivalents plus total stockholders’ equity, including minority interest) increased to 33.1% for 2005 from 19.3% for 2004. The increase resulted from an increase in debt to fund acquisitions and a decrease in cash due to other working capital requirements in 2005 and payments made for such acquisitions.

We had free cash flow of $12,283,000 during the year ended December 31, 2004 versus free cash flow of $27,179,000 in 2003. This decrease in 2004 compared to 2003 was primarily due to increased growth in inventories, increased accounts receivable and increased dividends partially offset by increases in accrued expenses.

We believe free cash flow to be an appropriate supplemental measure of the operating performance of our Company because it provides investors with a measure of our ability to generate cash, to repay debt and to fund acquisitions. Our computation may not be comparable to other companies that may define free cash flow differently. Free cash flow does not represent cash generated from operating activities in accordance with GAAP. Therefore it should not be considered an alternative to net cash provided by operations as an indication of our performance. Free cash flow should also not be considered an alternative to net cash provided by operations as defined by GAAP.

A reconciliation of net cash provided by continuing operations to free cash flow is provided below:

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Net cash provided by continuing operations	$51,867	$40,210	$52,303
Less: additions to property, plant, and equipment	(18,590)	(20,999)	(20,030)
Plus: proceeds from the sale of property, plant, and equipment	652	2,143	1,765
Less: dividends	(10,480)	(9,071)	(6,859)
Free cash flow	$23,449	$12,283	$27,179

Our net debt to capitalization ratio is not computed in accordance with GAAP. Management believes it to be an appropriate supplemental measure because it helps investors understand our ability to meet our financing needs. Our computation may not be comparable to other companies that may define net debt to capitalization differently.

A reconciliation of long-term debt (including current portion) to net debt and our net debt to capitalization ratio is provided below:

	December 31,
	2005	2004
	(in thousands)
Current portion of long-term debt	$13,635	$4,981
Plus: long-term debt, net of current portion	293,350	180,562
Less: cash and cash equivalents	(45,758)	(65,913)
Net debt	$261,227	$119,630

A reconciliation of capitalization is provided below:

	December 31,
	2005	2004
	(in thousands)
Net debt	$261,227	$119,630
Total stockholders’ equity	519,476	492,788
Plus: minority interest	7,831	7,515
Capitalization	$788,534	$619,933
Net debt to capitalization ratio	33.1%	19.3%

We anticipate that available funds from current operations, existing cash, our Revolving Credit Facility and other sources of liquidity will be sufficient to meet current operating requirements and anticipated capital expenditures for at least the next 12 months. However, we may have to consider external sources of financing for any large future acquisitions.

Our long-term contractual obligations as of December 31, 2005 are presented in the following table:

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt obligations, including current maturities(a)	$306,985	$13,635	$680	$217,670	$75,000
Operating lease obligations	23,315	4,322	6,743	3,875	8,375
Capital lease obligations(a)	1,274	510	425	189	150
Pension contributions	10,473	3,381	189	198	6,705
Other(b)	17,611	14,819	1,554	1,102	136
Total	$359,658	$36,667	$9,591	$223,034	$90,366

(a)          as recognized in the consolidated balance sheet, includes $8,900,000 in bonds due in less than one year from the Dormont acquisition to be settled by the former owners (see Note 11 to the Consolidated Financial Statements)

(b)         includes acquisition related agreement, commodity and capital expenditure commitments at December 31, 2005

In November 2005, we signed a definitive agreement to acquire the assets and business of Changsha Valve Works located in Changsha, China. Changsha Valve Works is a leading manufacturer of large diameter hydraulic actuated butterfly valves for thermo-power and hydro-power plants, water distribution projects and water works projects in China. Consummation of the acquisition remains subject to the fulfillment of certain closing conditions by Changsha Valve Works.

We have entered into a preliminary agreement where we will purchase a building located in Northern Italy from the local Italian government and, simultaneously, sell to the local Italian government one of our facilities in Northern Italy. This transaction is expected to be consummated in March 2006. The purchase price of the new building approximates $15,300,000. The selling price for our existing building approximates $9,100,000, with a book value of approximately $2,800,000. It is management’s intention to finance the purchase of this new building under a sale and lease back arrangement, however, the specific terms and conditions of the financing have not yet been determined. Therefore, payments on the future financing have not been included in the Contractual Obligations schedule above. In a related transaction, we have an agreement to sell another building in Northern Italy to a private third party for approximately $3,700,000. We expect that this transaction will be consummated in the fourth quarter of 2006. The book value of this building approximates $2,500,000. These transactions are part of our strategy to consolidate our Italian manufacturing activities.

We maintain letters of credit that guarantee our performance or payment to third parties in accordance with specified terms and conditions. Amounts outstanding for total letters of credit were approximately $48,651,000 as of December 31, 2005 and $42,570,000 as of December 31, 2004. Our letters of credit are primarily associated with insurance coverage and to a lesser extent foreign purchases and generally expire within one year of issuance. The increase is primarily associated with increased foreign purchases. These instruments may exist or expire without being drawn down, therefore they do not necessarily represent future cash flow obligations.

We own a 20% interest in www.plumbworld.co.uk Limited (Plumbworld), a variable interest entity. Plumbworld is primarily an e-business that sells bathroom and sanitary appliances, as well as plumbing and heating products, tools and plumbing consumables. Its latest fiscal year sales were approximately

$11,600,000. We have a nominal investment of approximately $500 in Plumbworld and maintain a loan receivable in the amount of approximately $603,000 with Plumbworld. We have entered into an agreement with the majority shareholders of Plumbworld to exchange our 20% ownership interest for full receipt of our loan receivable. We expect to receive installment payments through September 2006, at which time we will relinquish our shares in Plumbworld. We continue to account for our investment in Plumbworld using the equity method.

Critical Accounting Policies and Key Estimates

The preparation of our consolidated financial statements in accordance with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported. A critical accounting estimate is an assumption about highly uncertain matters and could have a material effect on the consolidated financial statements if another, also reasonable, amount were used, or, a change in the estimate is reasonably likely from period to period. We base our assumptions on historical experience and on other estimates that we believe are reasonable under the circumstances. Actual results could differ significantly from these estimates. There were no changes in accounting policies or significant changes in accounting estimates during 2005.

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

Allowance for doubtful accounts

The allowance for doubtful accounts is established to represent our best estimate of the net realizable value of the outstanding accounts receivable. The development of our allowance for doubtful accounts varies by region but in general is based on a review of past due amounts, historical write-off experience, as well as aging trends affecting specific accounts and general operational factors affecting all accounts. In North America, management specifically analyzes individual accounts receivable and establishes specific reserves against financially troubled customers. In addition, factors are developed utilizing historical trends in bad debts, returns and allowances. The ratio of these factors to sales on a rolling twelve-month basis is applied to total outstanding receivables (net of accounts specifically identified) to establish a reserve. In Europe, management develops their bad debt allowance through an aging analysis of all their accounts. In China, management specifically analyzes individual accounts receivable and establishes specific reserves as needed. In addition, for waterworks customers, whose payment terms are generally extended, we reserve the majority of accounts receivable in excess of one year from the invoice date.

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

In certain countries, additional inventory reserves are maintained for potential shrinkage experienced in the manufacturing process. The reserve is established based on the prior year’s inventory losses adjusted for any change in the gross inventory balance.

Goodwill and other intangibles

We adopted Financial Accounting Standards Board Statement No. 142, “Goodwill and Other Intangible Assets” (FAS 142) on January 1, 2002, and as a result we no longer amortize goodwill. Goodwill and intangible assets with indefinite lives are tested annually for impairment in accordance with the provisions of FAS 142. We use judgment in assessing whether assets may have become impaired between annual impairment tests. We perform our annual test for indications of goodwill impairment on the last day of our fiscal October, which was October 30 for fiscal 2005.

Intangible assets such as purchased technology are generally recorded in connection with a business acquisition. Values assigned to intangible assets are determined by an independent valuation firm based on estimates and judgments regarding expectations of the success and life cycle of products and technology acquired.

Since the adoption of FAS 142 our valuations have been greater than the carrying value of our goodwill and intangibles. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such factors as future sales volume, selling price changes, material cost changes, cost savings programs and capital expenditures could significantly affect our valuations. Other changes that may affect our valuations include, but are not limited to product acceptances and regulatory approval. If actual product acceptance differs significantly from the estimates, we may be required to record an impairment charge to write down the assets to their realizable value. A severe decline in market value could result in an unexpected impairment charge to goodwill, which could have a material impact on the results of operations and financial position.

Product liability and workers compensation costs

Because of retention requirements associated with our insurance policies, we are generally self-insured for potential product liability claims and for workers’ compensation costs associated with workplace accidents. For product liability cases in the U.S., management estimates expected settlement costs by utilizing loss reports provided by our third party administrators as well as developing internal historical trend factors based on our specific claims experience. Management utilizes the internal trend factors that reflect final expected settlement costs. In other countries, we maintain insurance coverage with relatively high deductible payments, as product liability claims tend to be smaller than those experienced in the U.S. Changes in the nature of claims or the actual settlement amounts could affect the adequacy of this estimate and require changes to the provisions.

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

Legal contingencies

We are a defendant in numerous legal matters including those involving environmental law and product liability as discussed further in Note 15 of Notes to Consolidated Financial Statements. As required by Financial Accounting Standards Board Statement No. 5, “Accounting for Contingencies” (FAS 5), we determine whether an estimated loss from a loss contingency should be accrued by assessing whether a loss is deemed probable and the loss amount can be reasonably estimated, net of any applicable insurance proceeds. Estimates of potential outcomes of these contingencies are developed in consultation with outside counsel. While this assessment is based upon all available information, litigation is inherently uncertain and the actual liability to fully resolve this litigation cannot be predicted with any assurance of accuracy. Final settlement of these matters could possibly result in significant effects on our results of operations, cash flows and financial position.

Pension benefits

We account for our pension plans in accordance with Financial Accounting Standards Board Statement No. 87, “Employers Accounting for Pensions” (FAS 87). In applying FAS 87, assumptions are made regarding the valuation of benefit obligations and the performance of plan assets. The primary assumptions are as follows:

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

Income taxes

We estimate and use our expected annual effective income tax rates to accrue income taxes. Effective tax rates are determined based on budgeted earnings before taxes including our best estimate of permanent items that will affect the effective rate for the year. Management periodically reviews these rates with outside tax advisors and changes are made if material discrepancies from expectations are identified.

We recognize deferred taxes for the expected future consequences of events that have been reflected in the consolidated financial statements in accordance with the rules of Financial Accounting Standards Board Statement No. 109, “Accounting for Income Taxes” (FAS 109). Under FAS 109, deferred tax assets and liabilities are determined based on differences between the book values and tax bases of particular assets and liabilities, using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset any net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We consider estimated future taxable income and ongoing prudent tax planning strategies in assessing the need for a valuation allowance.

New Accounting Standards

In November 2004, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards Board Statement No. 151, “Inventory Costs” (FAS 151). FAS 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for inventory costs. The provisions of this statement are effective for fiscal years beginning after June 15, 2005, although early application is permitted. We do not expect that the impact of this statement will be material to the consolidated financial statements.

In December 2004, the FASB issued its final standard on accounting for share-based payments (SBP), Financial Accounting Standards Board Statement No. 123R (FAS 123R) that requires companies to expense the value of employee stock options and similar awards. The statement applies to all outstanding and unvested SBP awards at a company’s adoption date. The Securities and Exchange Commission delayed implementation to fiscal years beginning after June 15, 2005. Therefore, we implemented FAS 123R effective January 1, 2006 using the modified prospective method, which requires recognizing expense for options over their remaining vesting period. The portion of these options’ fair value attributable to vested awards prior to the adoption is never recognized. The impact of this statement on our results of operations (based on equity instruments outstanding at December 31, 2005) for the fiscal year ending December 31, 2006 is expected to be approximately ($0.03) per share.

In December 2004, the FASB issued Financial Accounting Standards Board Statement No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (FAS 153). The amendments made by FAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this statement are being applied prospectively as of January 2006.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). FIN 47 is an interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations” (FAS 143) and serves to clarify that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate such a liability. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We concluded that FIN 47 did not have a material impact on the consolidated financial statements as of December 31, 2005.

In May 2005, the FASB issued Financial Accounting Standards Board Statement No. 154, “Accounting Changes and Error Corrections” (FAS 154), a replacement of APB Opinion No. 20, “Accounting Changes” and a replacement of FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”. FAS 154 changes the accounting for, and reporting of, a change in accounting principle. The statement requires retrospective application to prior periods financial statements of voluntary changes in accounting principles and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. The statement is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors during fiscal years beginning after June 1, 2005.

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

Our consolidated earnings, which are reported in United States dollars, are subject to translation risks due to changes in foreign currency exchange rates. This risk is concentrated in the exchange rate between the U.S. dollar and the euro; the U.S. dollar and the Canadian dollar; and the U.S. dollar and the Chinese yuan.

Our foreign subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials and are denominated in European currencies, the yuan, or the U.S. or Canadian dollar. We use foreign currency forward exchange contracts to manage the risk related to intercompany purchases that occur during the course of a year and certain open foreign currency denominated commitments to sell products to third parties. In 2005 and 2004, the amounts recorded in other comprehensive income for the change in the fair value of such contracts was immaterial.

We have historically had a very low exposure on the cost of our debt to changes in interest rates. Interest rate swaps are used to mitigate the impact of interest rate fluctuations on certain variable rate debt instruments and reduce interest expense on certain fixed rate instruments. Information about our long-term debt including principal amounts and related interest rates appears in Note 11 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Additionally, on a limited basis, we use commodity futures contracts to manage this risk, but we did not use such contracts in 2005 or 2004.

Item 8.                        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The index to financial statements is included in page 52 of this Report and incorporated herein by reference.

Item 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A.                CONTROLS AND PROCEDURES.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. The effectiveness of our disclosure controls and procedures is also necessarily limited by the staff and other resources available to us and the geographic diversity of our operations. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In connection with these rules, we will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

Management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2005.

The audited consolidated financial statements of the Company include the results of Dormont Manufacturing Company, which the Company acquired on December 28, 2005, Core Industries Inc., which the Company acquired on December 2, 2005, Flexflow Tubing LLP, which the Company acquired on November 4, 2005, the water connector business of the Donald E. Savard Company, which the Company acquired on July 8, 2005, Microflex N.V., which the Company acquired on July 5, 2005, the water softener business of Alamo Water Refiners, Inc, which the Company acquired on June 20, 2005, Electro Controls Ltd., which the Company acquired on May 11, 2005, HF Scientific, Inc., which the Company acquired on January 5, 2005 and Sea Tech, Inc., which the Company acquired on January 4, 2005, but management’s assessment does not include an assessment of the internal control over financial reporting of these entities. Under rule 1-02(w) of Regulation S-X, Dormont is considered significant to the consolidated financial statements of the Company. Additional disclosure about these acquisitions is set out under Part I, Item 1, “Business—Acquisitions.”

The Company’s independent auditors have audited management’s assessment of the Company’s internal control over financial reporting and issued an attestation report. That report appears immediately following this report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Watts Water Technologies, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Watts Water Technologies, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Watts Water Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Watts Water Technologies, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Watts Water Technologies, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, Watts Water Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Watts Water Technologies, Inc. acquired Dormont Manufacturing Company, Core Industries Inc., Flexflow Tubing LLP, the water connector business of the Donald E. Savard Company, Microflex N.V., the water softener business of Alamo Water Refiners, Inc, Electro Controls Ltd., HF Scientific, Inc. and Sea Tech, Inc. during 2005 (collectively the 2005 acquisitions). Management excluded from its assessment of internal control over financial reporting, the 2005 acquisitions representing consolidated total assets of

$238 million and consolidated revenues of $30 million included in the consolidated financial statements of Watts Water Technologies, Inc. as of and for the year ended December 31, 2005. Our audit of internal control over financial reporting of Watts Water Technologies, Inc. also excluded an evaluation of the internal control over financial reporting of the 2005 acquisitions.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Watts Water Technologies, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 1, 2006 expressed an unqualified opinion on those consolidated financial statements.

Boston, Massachusetts

March 1, 2006

Item 9B.               OTHER INFORMATION.

None.

PART III

Item 10.                 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors

The information appearing under the captions “Information as to Nominees for Director” and “Legal Proceeding Involving Director” in the Registrant’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 4, 2006 is incorporated herein by reference. With respect to Directors and Executive Officers, the information appearing under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 4, 2006 is incorporated herein by reference.

Audit Committee and Director Nominations

The information appearing under the caption “Corporate Governance—Committees of the Board” in the Registrant’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 4, 2006 is incorporated herein by reference.

Executive Officers

Information with respect to the executive officers of the Company is set forth in Item 1 of this Report under the caption “Executive Officers and Directors” and is incorporated herein by reference.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics applicable to all officers, employees and Board members. The Code of Business Conduct and Ethics is posted on our website, www.wattswater.com. In order to access this portion of our website, click on the “Investors” tab. The Code of Business Conduct and Ethics is located under the “Code of Conduct” caption. Any amendments to, or waivers of, the Code of Business Conduct and Ethics which applies to our chief executive officer, chief financial officer, corporate controller or any person performing similar functions will be disclosed on our website promptly following the date of such amendment or waiver.

Item 11.                 EXECUTIVE COMPENSATION.

The information appearing under the captions “Compensation Arrangements” and “Director Compensation” in the Registrant’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 4, 2006 is incorporated herein by reference.

Item 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information appearing under the caption “Principal Stockholders” in the Registrant’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 4, 2006 is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table gives information about the shares of class A common stock that may be issued upon the exercise of options issued under the Company’s 2004 Stock Incentive Plan, 1991 Directors’ Non-Qualified Stock Option Plan, 1996 Stock Option Plan, the Management Stock Purchase Plan, and the 2003 Non-Employee Directors’ Stock Option Plan, as of December 31, 2005.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	1,417,456	(1)	$20.39	2,735,609	(2)
Equity compensation plans not approved by security holders	None		None	None
Total	1,417,456	(1)	$20.39	2,735,609	(2)

(1)          Represents 1,089,395 outstanding options under the 1991 Directors’ Non-Qualified Stock Option Plan, 1996 Incentive Stock Option Plan, 2003 Non-Employee Directors’ Stock Option Plan and 2004 Stock Incentive Plan, and 328,061 outstanding restricted stock units under the Management Stock Purchase Plan.

(2)          Includes 2,485,000 shares available for future issuance under the 2004 Stock Incentive Plan, and 250,609 restricted stock units available for future issuance under the Management Stock Purchase Plan.

Item 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information appearing under the caption “Compensation Arrangements—Certain Relationships and Related Transactions” in the Registrant’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 4, 2006 is incorporated herein by reference.

Item 14.                 PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information appearing under the caption “Ratification of Independent Auditors” in the Registrant’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 4, 2006 is incorporated herein by reference.

PART IV

Item 15.                 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial Statements

The following financial statements are included in a separate section of this Report commencing on the page numbers specified below:

(a)(2) Schedules

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2005, 2004 and 2003	91

All other required schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are included in the Notes to the Consolidated Financial Statements.

(a)(3) Exhibits

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATTS WATER TECHNOLOGIES, INC.
	By:	/s/ PATRICK S. O’KEEFE
Patrick S. O’Keefe
Chief Executive Officer President and Director
DATED: March 1, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ PATRICK S. O’KEEFE	Chief Executive Officer	March 1, 2006
Patrick S. O’Keefe	President and Director
/s/ WILLIAM C. MCCARTNEY	Chief Financial Officer and Treasurer	March 1, 2006
William C. McCartney	(Principal Financial and Accounting Officer)
/s/ TIMOTHY P. HORNE	Director	March 1, 2006
Timothy P. Horne
/s/ RALPH E. JACKSON, JR.	Director	March 1, 2006
Ralph E. Jackson, Jr.
/s/ KENNETH J. MCAVOY	Director	March 1, 2006
Kenneth J. McAvoy
/s/ JOHN K. MCGILLICUDDY	Director	March 1, 2006
John K. McGillicuddy
/s/ GORDON W. MORAN	Chairman of the Board	March 1, 2006
Gordon W. Moran
/s/ DANIEL J. MURPHY, III	Director	March 1, 2006
Daniel J. Murphy, III

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Watts Water Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Watts Water Technologies, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Watts Water Technologies, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Watts Water Technologies, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 1, 2006, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

Boston, Massachusetts
March 1, 2006

Watts Water Technologies, Inc. and Subsidiaries
 Consolidated Statements of Operations
(Amounts in thousands, except per share information)

	Years Ended December 31,
	2005	2004	2003
Net sales	$924,346	$824,558	$701,859
Cost of goods sold	599,644	533,997	461,994
GROSS PROFIT	324,702	290,561	239,865
Selling, general and administrative expenses	229,418	206,866	169,438
Restructuring and other charges	729	95	426
OPERATING INCOME	94,555	83,600	70,001
Other (income) expense:
Interest income	(1,232)	(1,135)	(1,043)
Interest expense	10,353	10,564	12,108
Minority interest	350	1,203	(554)
Other	(727)	296	748
	8,744	10,928	11,259
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	85,811	72,672	58,742
Provision for income taxes	30,791	23,934	22,323
INCOME FROM CONTINUING OPERATIONS	55,020	48,738	36,419
Loss from discontinued operations, net of taxes of $258 in 2005, $1,156 in 2004 and $1,914 in 2003	(421)	(1,918)	(3,057)
NET INCOME	$54,599	$46,820	$33,362
Basic EPS
Income (loss) per share:
Continuing operations	$1.69	$1.51	$1.33
Discontinued operations	(0.01)	(0.06)	(0.11)
NET INCOME	$1.68	$1.45	$1.22
Weighted average number of shares	32,489	32,276	27,455
Diluted EPS
Income (loss) per share:
Continuing operations	$1.67	$1.49	$1.32
Discontinued operations	(0.01)	(0.06)	(0.11)
NET INCOME	$1.66	$1.43	$1.21
Weighted average number of shares	33,002	32,719	27,692
Dividends per share	$0.32	$0.28	$0.25

The accompanying notes are an integral part of these consolidated financial statements.

Watts Water Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except share information)

	December 31,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$45,758	$65,913
Investment securities	—	26,600
Trade accounts receivable, less allowance for doubtful accounts of $9,296 in 2005 and $7,551 in 2004	177,364	150,073
Inventories, net	242,837	205,049
Prepaid expenses and other assets	25,361	10,786
Deferred income taxes	27,540	27,463
Assets of discontinued operations	9,555	10,227
Total Current Assets	528,415	496,111
PROPERTY, PLANT AND EQUIPMENT, NET	164,999	150,689
OTHER ASSETS:
Goodwill	296,636	226,178
Other, net	110,920	49,702
TOTAL ASSETS	$1,100,970	$922,680
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$91,053	$72,038
Accrued expenses and other liabilities	67,071	61,736
Accrued compensation and benefits	28,496	29,679
Current portion of long-term debt	13,635	4,981
Liabilities of discontinued operations	23,068	24,303
Total Current Liabilities	223,323	192,737
LONG-TERM DEBT, NET OF CURRENT PORTION	293,350	180,562
DEFERRED INCOME TAXES	24,803	19,578
OTHER NONCURRENT LIABILITIES	32,187	29,500
MINORITY INTEREST	7,831	7,515
STOCKHOLDERS’ EQUITY:
Preferred Stock, $.10 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Class A Common Stock, $.10 par value; 80,000,000 shares authorized; 1 vote per share; issued and outstanding, 25,205,210 shares in 2005 and 25,049,338 shares in 2004	2,521	2,505
Class B Common Stock, $.10 par value; 25,000,000 shares authorized; 10 votes per share; issued and outstanding, 7,343,880 shares in 2005 and 2004	734	734
Additional paid-in capital	144,284	140,172
Retained earnings	368,264	324,145
Deferred compensation	(1,590)	(1,386)
Accumulated other comprehensive income	5,263	26,618
Total Stockholders’ Equity	519,476	492,788
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,100,970	$922,680

The accompanying notes are an integral part of these consolidated financial statements.

Watts Water Technologies, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(Amounts in thousands, except share information)

	Class A Common Stock		Class B Common Stock		Additional Paid-In	Retained	Deferred	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Compensation	Income (Loss)	Equity
Balance at December 31, 2002	18,863,482	$1,886	8,185,224	$819	$45,132	$259,893	$—	$(11,794)	$295,936
Comprehensive income:
Net income						33,362			33,362
Cumulative translation adjustment and other								27,440	27,440
Pension plan additional minimumliability, net of tax of $1,205								(1,841)	(1,841)
Comprehensive income									58,961
Shares of Class B Common Stock converted to Class A Common Stock	580,000	58	(580,000)	(58)
Shares of Class A Common Stock issued upon the exercise of stock options	301,011	30			4,029				4,059
Tax benefit for stock options exercised					423				423
Net change in restricted stock units	114,628	12			1,333				1,345
Shares of Class A Common Stock issuedin Stock Offering net of offering costs of $4,874	4,600,000	460			82,066				82,526
Common Stock dividends						(6,859)			(6,859)
Balance at December 31, 2003	24,459,121	$2,446	7,605,224	$761	$132,983	$286,396	$—	$13,805	$436,391
Comprehensive income:
Net income						46,820			46,820
Cumulative translation adjustment and other								12,833	12,833
Pension plan additional minimum liability, net of tax of ($54)								(20)	(20)
Comprehensive income									59,633
Shares of Class B Common Stock converted to Class A Common Stock	261,344	27	(261,344)	(27)
Shares of Class A Common Stock issued upon the exercise of stock options	258,247	25			3,794				3,819
Tax benefit for stock options exercised					969				969
Issuance of shares of restricted Class A Common Stock	32,133	3			802		(805)		—
Amortization of deferred compensation							157		157
Net change in restricted stock units	38,493	4			1,624		(738)		890
Common Stock dividends						(9,071)			(9,071)
Balance at December 31, 2004	25,049,338	$2,505	7,343,880	$734	$140,172	$324,145	$(1,386)	$26,618	$492,788
Comprehensive income:
Net income						54,599			54,599
Cumulative translation adjustment and other								(19,377)	(19,377)
Pension plan additional minimum liability, net of tax of ($1,203)								(1,978)	(1,978)
Comprehensive income									33,244
Shares of Class A Common Stock issued upon the exercise of stock options	107,823	11			1,507				1,518
Tax benefit for stock options exercised					875				875
Issuance of shares of restricted Class A Common Stock	5,616	1			149		(150)		—
Amortization of deferred compensation							289		289
Net change in restricted stock units	42,433	4			1,581		(343)		1,242
Common Stock dividends						(10,480)			(10,480)
Balance at December 31, 2005	25,205,210	$2,521	7,343,880	$734	$144,284	$368,264	$(1,590)	$5,263	$519,476

The accompanying notes are an integral part of these consolidated financial statements.

Watts Water Technologies, Inc. and Subsidiaries
 Consolidated Statements of Cash Flows
(Amounts in thousands)

	Years Ended December 31,
	2005	2004	2003
OPERATING ACTIVITIES
Income from continuing operations	$55,020	$48,738	$36,419
Adjustments to reconcile net income from continuing operations to net cash provided by continuing operating activities:
Depreciation	23,542	26,290	20,502
Amortization	2,576	1,761	763
Other	572	707	1,065
Deferred income taxes (benefit)	(1,279)	(5,735)	(75)
Changes in operating assets and liabilities, net of effects frombusiness acquisitions and divestures:
Accounts receivable	(16,546)	(5,745)	1,858
Inventories	(20,330)	(36,177)	(7,176)
Prepaid expenses and other assets	(4,098)	1,394	(1,289)
Accounts payable, accrued expenses and other liabilities	12,410	8,977	236
Net cash provided by continuing operations	51,867	40,210	52,303
INVESTING ACTIVITIES
Additions to property, plant and equipment	(18,590)	(20,999)	(20,030)
Proceeds from the sale of property, plant and equipment	652	2,143	1,765
Investments in securities	—	(25,000)	(4,000)
Proceeds from sale of securities	26,600	2,400	—
Increase in other assets	(469)	(1,470)	(191)
Business acquisitions, net of cash acquired	(191,396)	(68,453)	(15,291)
Net cash used in investing activities	(183,203)	(111,379)	(37,747)
FINANCING ACTIVITIES
Proceeds from long-term debt	161,476	92,480	219,736
Payments of long-term debt	(41,995)	(104,693)	(177,916)
Shares transactions under employee stock plans	3,048	4,868	5,404
Tax benefit of stock options exercised	875	969	423
Debt issue costs	—	(1,079)	(1,235)
Proceeds from stock offering, net	—	—	82,526
Dividends	(10,480)	(9,071)	(6,859)
Net cash provided by (used in) financing activities	112,924	(16,526)	122,079
Effect of exchange rate changes on cash and cash equivalents	(693)	2,054	3,856
Net cash provided by (used in) operating activities of discontinued operations (revised)	(1,050)	6,553	(6,463)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(20,155)	(79,088)	134,028
Cash and cash equivalents at beginning of year	65,913	145,001	10,973
CASH AND CASH EQUIVALENTS AT END OF YEAR	$45,758	$65,913	$145,001
NON CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of businesses
Fair value of assets acquired	$230,587	$80,126	$21,217
Cash paid, net of cash acquired	191,396	68,453	15,291
Liabilities assumed	$39,191	$11,673	$5,926
CASH PAID FOR:
Interest	$9,529	$9,815	$13,499
Taxes	$30,698	$33,000	$17,700

The accompanying notes are an integral part of these consolidated financial statements.

Watts Water Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(1) Description of Business

Watts Water Technologies, Inc. (the Company) designs, manufactures and sells an extensive line of water safety and flow control products primarily for the water quality, water safety, water flow control and water conservation markets located predominantly in North America, Europe, and China.

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

Investment Securities

Investment securities at December 31, 2004 consisted of auction rate certificates whose underlying investments were in AAA rated municipal bonds. The certificates are bought and sold at auction with reset dates of up to 35 days. The certificates are traded at par value, which approximates market value at December 31, 2004. The Company classifies its debt securities as available for sale.

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

Concentration of Credit

The Company sells products to a diversified customer base and, therefore, has no significant concentrations of credit risk, except that approximately 10.7%, 10.3% and 11.1% of the Company’s total sales in 2005, 2004 and 2003, respectively, are to one company. These sales are transacted within the North America geographic segment.

Inventories

Inventories are stated at the lower of cost (primarily first-in, first-out method) or market. Market value is determined by replacement cost or net realizable value. Historical experience is used as the basis for determining the reserve for excess or obsolete inventories.

Goodwill and Other Intangible Assets

Goodwill is recorded when the consideration paid for acquisitions exceeds the fair value of net tangible and intangible assets acquired. Goodwill and other intangible assets with indefinite useful lives are not amortized, but rather are tested annually for impairment. The test was performed as of October 30, 2005.

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

Intangible assets with estimable lives and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with Financial Accounting Standards Board Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144). Recoverability of intangible assets with estimable lives and other long-lived assets is measured by a comparison of the carrying amount of an asset or asset group to future net undiscounted pretax cash flows expected to be generated by the asset or asset group. If these comparisons indicate that an asset is not recoverable, the impairment loss recognized is the amount by which the carrying amount of the asset or asset group exceeds the related estimated fair value. Estimated fair value is based on either discounted future pretax operating cash flows or appraised values, depending on the nature of the asset. The Company determines the discount rate for this analysis based on the expected internal rate of return for the related business and does not allocate interest charges to the asset or asset group being measured. Judgment is required to estimate discounted future operating cash flows.

Watts Water Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements  (Continued)

The changes in the carrying amount of goodwill are as follows:

	North America	Europe	China	Total
	(in thousands)
Carrying amount at December 31, 2003	$ 100,017	$ 81,812	$ 3,072	$ 184,901
Goodwill acquired during the period	23,309	9,546	1,450	34,305
Adjustments to goodwill during the period	153	—	—	153
Effect of change in exchange rates used for translation	60	6,759	—	6,819
Carrying amount at December 31, 2004	$ 123,539	$ 98,117	$ 4,522	$ 226,178
Goodwill acquired during the period	69,712	12,295	—	82,007
Adjustments to goodwill during the period	252	(188)	939	1,003
Effect of change in exchange rates used for translation	94	(12,786)	140	(12,552)
Carrying amount at December 31, 2005	$ 193,597	$ 97,438	$ 5,601	$ 296,636

Other intangible assets include the following and are presented in “Other Assets: Other, net”, in the Consolidated Balance Sheets:

	December 31,
	2005		2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Patents	$ 9,264	$ (4,669)	$ 8,905	$ (4,286)
Other	58,866	(4,700)	17,959	(2,636)
Total amortizable intangibles	68,130	(9,369)	26,864	(6,922)
Intangible assets not subject to amortization	40,582	—	18,875	—
Total	$ 108,712	$ (9,369)	$ 45,739	$ (6,922)

Aggregate amortization expense for amortized other intangible assets for the year ended December 31, 2005, 2004 and 2003 was $2,576,000, $1,761,000 and $763,000, respectively. Additionally, future amortization expense on other intangible assets approximates $5,861,000 for 2006, $5,284,000 for 2007, $5,135,000 for 2008, $4,860,000 for 2009 and $4,842,000 for 2010. Amortization expense is provided on a straight-line basis over the estimated useful lives of the intangible assets. The weighted-average remaining life of total amortizable intangibles is 10.1 years. Patents and other amortizable intangibles have weighted-average remaining lives of 11.5 years and 10.0 years, respectively. Intangible assets not subject to amortization primarily include trademarks and unpatented technology.

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

Watts Water Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements  (Continued)

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

Stock-Based Compensation

The Company accounts for stock-based compensations in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations. The Company records stock-based compensation expense associated with its Management Stock Purchase Plan due to the discount from market price. Stock-based compensation expense is amortized to expense on a straight-line basis over the vesting period. The following table illustrates the effect on reported net income and earnings per common share if the Company had applied the fair value method to measure stock-based compensation, which is described more fully in Note 13 as required under the disclosure provisions of Financial Accounting Standards Board No. 123, “Accounting for Stock-Based Compensation” (FAS 123) as amended by Financial Accounting Standards Board No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure” (FAS 148).

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Net income, as reported	$ 54,599	$ 46,820	$ 33,362
Add: Stock-based employee compensation expense from the Management Stock Purchase Plan included in reported net income, net of tax	531	384	202
Deduct: Stock-based employee expense determined under the fair value method, net of tax:
Restricted stock units (Management Stock Purchase Plan)	(560)	(381)	(271)
Employee stock options	(1,144)	(670)	(575)
Pro forma net income	$ 53,426	$ 46,153	$ 32,718
Earnings per share:
Basic—as reported	$ 1.68	$ 1.45	$ 1.22
Basic—pro forma	1.64	1.43	1.19
Diluted—as reported	1.66	1.43	1.21
Diluted—pro forma	$ 1.62	$ 1.42	$ 1.18

Watts Water Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements  (Continued)

Net Income Per Common Share

Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding. The calculation of diluted earnings per share assumes the conversion of all dilutive securities (see Note 13).

Net income and number of shares used to compute net earnings per share, basic and assuming full dilution, are reconciled below:

	Years Ended December 31,
	2005			2004			2003
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(Amounts in thousands, except per share information)
Basic EPS	$54,599	32,489	$1.68	$46,820	32,276	$1.45	$33,362	27,455	$1.22
Dilutive securities principally common stock options	—	513	0.02	—	443	0.02	—	237	0.01
Diluted EPS	$54,599	33,002	$1.66	$46,820	32,719	$1.43	$33,362	27,692	$1.21

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

Using qualifying criteria defined in Financial Accounting Standards Board Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133), derivative instruments are designated and accounted for as either a hedge of a recognized asset or liability (fair value hedge) or a hedge of a forecasted transaction (cash flow hedge). For a fair value hedge, both the effective and ineffective portions of the change in fair value of the derivative instrument, along with an adjustment to the carrying amount of the hedged item for fair value changes attributable to the hedged risk, are recognized in earnings. For a cash flow hedge, changes in the fair value of the derivative instrument that are highly effective are deferred in accumulated other comprehensive income or loss until the underlying hedged item is recognized in earnings.

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

Watts Water Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements  (Continued)

are reflected in the Consolidated Balance Sheets at fair value with changes in fair value recognized in earnings.

Certain forecasted transactions, primarily intercompany sales between the United States and Canada, and assets are exposed to foreign currency risk. The Company monitors its foreign currency exposures on an ongoing basis to maximize the overall effectiveness of its foreign currency hedge positions. During 2005 and 2004, the Company used foreign currency forward contracts as a means of hedging exposure to foreign currency risks. The Company’s foreign currency forwards have been designated and qualify as cash flow hedges under the criteria of FAS 133. FAS 133 requires that changes in fair value of derivatives that qualify as cash flow hedges be recognized in other comprehensive income while the ineffective portion of the derivative’s change in fair value be recognized immediately in earnings.

Portions of the Company’s outstanding debt are exposed to interest rate risks. The Company monitors its interest rate exposures on an ongoing basis to maximize the overall effectiveness of its interest rates. During 2005 and 2004, the Company used an interest rate swap as a means of hedging exposure to interest rate risks.

Shipping and Handling

Shipping and handling costs included in selling, general and administrative expense amounted to $28,123,000, $25,110,000 and $22,111,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Research and Development

Research and development costs included in selling, general, and administrative expense amounted to $11,576,000, $9,942,000 and $9,178,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Revenue Recognition

The Company recognizes revenue when all of the following criteria have been met: the Company has entered into a binding agreement, the product has been shipped and title passes, the sales price to the customer is fixed or is determinable, and collectability is reasonably assured. Provisions for estimated returns and allowances are made at the time of sale, and are recorded as a reduction of sales and included in the allowance for doubtful accounts in the Consolidated Balance Sheets. The Company records provisions for sales incentives (primarily volume rebates), as an adjustment to net sales in accordance with the Financial Accounting Standards Board’s Emerging Issues Task Force (EITF) Issue 00-14, “Accounting for Certain Sales Incentives” (EITF 00-14) and EITF Issue No 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products”.

Basis of Presentation

Certain amounts for 2004 have been reclassified to permit comparison with the 2005 presentation.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported

Watts Water Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements  (Continued)

amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Standards

In November 2004, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards Board Statement No. 151, “Inventory Costs” (FAS 151). FAS 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for inventory costs. The provisions of this statement are effective for fiscal years beginning after June 15, 2005, although early application is permitted. The Company does not expect that the impact of this statement will be material to the consolidated financial statements.

In December 2004, the FASB issued its final standard on accounting for share-based payments (SBP), Financial Accounting Standards Board Statement No. 123R (FAS 123R) that requires companies to expense the value of employee stock options and similar awards. The statement applies to all outstanding and unvested SBP awards at a company’s adoption date. The Securities and Exchange Commission delayed implementation to fiscal years beginning after June 15, 2005. Therefore, the Company has implemented FAS 123R effective January 1, 2006 utilizing the modified prospective method, which requires recognizing expense for options over their remaining vesting period. The portion of these options’ fair value attributable to vested awards prior to the adoption is never recognized. The impact of this statement on the Company’s results of operations (based on equity instruments outstanding at December 31, 2005) for the fiscal year ending December 31, 2006 is expected to be approximately ($0.03) per share.

In December 2004, the FASB issued Financial Accounting Standards Board Statement No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (FAS 153). The amendments made by FAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this statement shall be applied prospectively in January 2006.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). FIN 47 is an interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations” (FAS 143) and serves to clarify that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate such a liability. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company concluded that FIN 47 did not have a material impact on the consolidated financial statements as of December 31, 2005.

In May 2005, the FASB issued Financial Accounting Standards Board Statement No. 154, “Accounting Changes and Error Corrections”(FAS 154), a replacement of APB Opinion No. 20,

Watts Water Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements  (Continued)

“Accounting Changes” and a replacement of FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”. FAS 154 changes the accounting for, and reporting of, a change in accounting principle. The statement requires retrospective application to prior periods financial statements of voluntary changes in accounting principles and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. The statement is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors during fiscal years beginning after June 1, 2005.

(3) Discontinued Operations

In September 1996, the Company divested its Municipal Water Group businesses, which included Henry Pratt, James Jones Company and Edward Barber and Company Ltd. Costs and expenses related to the Municipal Water Group for 2005 and 2004 relate to legal and settlement costs associated with the James Jones Litigation (see Note 15).

The Company also recorded an expense for payments to be made to the selling shareholders of the James Jones Company pursuant to the Company’s original purchase agreement. For the years ended December 31, 2005, 2004 and 2003, the Company recorded a net of tax charge of $91,000, $72,000 and $446,000, respectively.

In 2004 the Company divested its interest in its minority-owned subsidiary Jameco International, LLC (Jameco LLC) that had been previously consolidated as a result of Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities—Revised” (FIN 46R). Jameco LLC was recorded in the North American segment. Management determined that Jameco LLC did not have a long-term strategic fit with the Company and decided to divest its interest. As a result, the Company recorded an impairment charge net of tax of $739,000 to write down its investment to estimated fair value of $250,000. Additionally, for the years ended December 31, 2004 and 2003, the Company recorded a net loss of $54,000 and net income of $54,000, respectively, from the operations of Jameco LLC. Jameco LLC imports and sells vitreous china, imported faucets and faucet parts and imported bathroom accessories to the North American home improvement retail market.

Condensed operating statements and balance sheets for discontinued operations are summarized below:

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Net sales—Jameco International, LLC	$—	$20,187	$3,792
Costs and expenses
Jameco International, LLC	—	(20,231)	(3,705)
Municipal Water Group	(679)	(1,828)	(5,058)
Loss on disposal of Jameco International, LLC	—	(1,202)	—
Loss before income taxes	(679)	(3,074)	(4,971)
Income tax benefit	258	1,156	1,914
Loss from discontinued operations, net of taxes	$(421)	$(1,918)	$(3,057)

Watts Water Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements  (Continued)

	December 31,
	2005	2004
	(in thousands)
Prepaid expenses and other assets	$2,511	$2,561
Deferred income taxes	7,044	7,666
Assets of discontinued operations	$9,555	$10,227
Accrued expenses and other liabilities	23,068	24,303
Liabilities of discontinued operations	$23,068	$24,303

The assets and liabilities for 2005 and 2004 primarily relate to reserves for the James Jones Litigation. Statements of Cashflows for 2005, 2004 and 2003 primarily relate to operating activities.

(4) Restructuring and Other Charges

The Company recorded charges, net of recoveries, of  $2,545,000, $2,968,000 and $1,655,000 for 2005, 2004 and 2003, respectively. The expenses incurred for 2005 were primarily for accelerated depreciation for both the planned closure of a U.S. manufacturing plant and a reduction in the estimated useful lives of certain manufacturing equipment, net of recoveries and for European severance related charges and asset write-downs. The expenses incurred for 2004 were primarily for accelerated depreciation for both the planned closure of a U.S. manufacturing plant and a reduction in the estimated useful lives of certain manufacturing equipment and for severance costs. The expenses incurred for 2003 were primarily for accelerated depreciation, asset write-downs and severance costs.

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

Details of the Company’s manufacturing restructuring plan through December 31, 2005 are as follows:

	Restructuring	Asset Write-downs	Other Costs	Total
	(in thousands)
Balance as of December 31, 2002	$419	$—	$—	$419
Provisions during 2003	426	479	750	1,655
Utilized during 2003	(804)	(479)	(750)	(2,033)
Balance as of December 31, 2003	41	—	—	41
Provisions during 2004	95	2,873	—	2,968
Utilized during 2004	(136)	(2,873)	—	(3,009)
Balance as of December 31, 2004	—	—	—	—
Provisions during 2005	729	1,360	456	2,545
Utilized during 2005	(729)	(1,360)	(456)	(2,545)
Balance as of December 31, 2005	$—	$—	$—	$—

Watts Water Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements  (Continued)

(5) Business Acquisitions

The following acquisitions were accounted for by the purchase method of accounting and, accordingly, their results have been included in the Company’s consolidated results of operation since their respective dates of acquisition.

On December 28, 2005, a wholly-owned subsidiary of the Company acquired 100% of the stock of Dormont Manufacturing Company (Dormont) located in Export, Pennsylvania, for approximately $94,875,000, net of cash acquired of approximately $1,505,000. The preliminary allocations for goodwill and intangible assets are approximately $43,227,000 and $35,945,000, respectively. The amount recorded as intangible assets is primarily for customer relationships that have estimated 13-year lives and trade names with indefinite lives. Dormont provides flexible stainless steel connectors for natural and liquid propane gas. Dormont works with appliance OEM’s to provide internal component assemblies and private label gas connectors, which are sold under the OEM brand with the appliance in multiple leading retail chains. Dormont also supplies residential gas connectors through multiple trade channels and home improvement retailers.

The following pro forma consolidated results of operations have been prepared as though the acquisition of Dormont had occurred at the beginning of the periods shown. The pro forma information, however, is not necessarily indicative of the results of operations that would have been achieved had the acquisition occurred at the beginning of the periods presented, nor is it necessarily indicative of future results.

	Years Ended December 31,
(Unaudited)	2005	2004
	(in thousands, except per share information)
Net sales	$980,471	$877,017
Net income	$56,389	$48,370
Earnings per share (basic)	$1.74	$1.50
Earnings per share (diluted)	$1.71	$1.48

On December 2, 2005, a wholly-owned subsidiary of the Company acquired 100% of the stock of Core Industries Inc. (Core) from SPX Corporation for approximately $45,000,000 in cash. Core consists of FEBCO, Mueller Steam Specialty and Polyjet Valves product lines. The preliminary allocations for goodwill and intangible assets are approximately $11,272,000 and $14,528,000, respectively. The amount recorded as intangible assets is primarily for trade names with indefinite lives and customer relationships that have estimated 12-year lives. FEBCO is a manufacturer of backflow prevention valves and has a strong presence in both residential and commercial landscape irrigation. Mueller Steam Specialty allows us to expand into large diameter commercial strainer and check valves. Polyjet Valves offers a customized sleeve valve, which is used in severe service applications to provide precise flow and pressure control.

On November 4, 2005, a wholly-owned subsidiary of the Company acquired the assets of Flexflow Tubing LLP (Flexflow), located in Langley, British Columbia, Canada for approximately $6,200,000. The preliminary allocations for goodwill and intangible assets are approximately $3,180,000 and $868,000, respectively. The amount recorded as intangible assets is primarily for customer relationships that have estimated 12-year lives. Flexflow manufactures pex tubing for potable and non-potable applications.

Watts Water Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements  (Continued)

On July 8, 2005, a wholly-owned subsidiary of the Company acquired the water connector business of the Donald E. Savard Company (Savard) in an asset purchase transaction for approximately $3,680,000. The allocations for goodwill and intangible assets are approximately $1,350,000 and $1,750,000, respectively. The amount recorded as intangible assets is primarily for trade names with indefinite lives and customer relationships that have 14-year lives.

On July 5, 2005, a wholly-owned subsidiary of the Company acquired 100% of the outstanding stock of Microflex N.V. (Microflex) located in Rotselaar, Belgium for approximately $14,900,000 net of cash acquired of approximately $875,000. The allocations for goodwill and intangible assets are approximately $6,507,000 and $5,315,000, respectively. The amount recorded as intangible assets is primarily for customer relationships that have 7-year lives and trade names that have indefinite lives. Microflex produces and distributes flexible, pre-insulated, waterproof pex pipes for hot and cold water transport, as well as a range of accessory products including couplings, caps, and insulation kits in the HVAC and water protection markets.

On June 20, 2005, a wholly-owned subsidiary of the Company acquired the water softener business of Alamo Water Refiners, Inc. (Alamo) located in San Antonio, Texas in an asset purchase transaction for approximately $5,100,000. The allocation for intangible assets is approximately $285,000 and is primarily for the trade name with an indefinite life. There was no allocation to goodwill. The water softener products of Alamo are consistent with the Company’s theme of water quality and provide many synergistic opportunities when utilized in conjunction with its existing water filtration and water quality businesses.

On May 11, 2005, a wholly-owned subsidiary of the Company acquired 100% of the outstanding stock of Electro Controls Ltd. (Electro Controls) located in Hounslow, United Kingdom for approximately $11,737,000 net of cash acquired of approximately $5,014,000. The allocations for goodwill and intangible assets are approximately $5,788,000 and $315,000, respectively. The amount recorded as intangible assets is primarily for trade names that have indefinite lives. Electro Controls designs and assembles a range of electrical controls for the HVAC market, with sales primarily in the United Kingdom.

On January 5, 2005, a wholly-owned subsidiary of the Company acquired 100% of the outstanding stock of HF Scientific, Inc. (HF) located in Fort Myers, Florida for approximately $7,260,000 in cash plus $800,000 in assumed debt. The allocations for goodwill and intangible assets are approximately $4,178,000 and $2,660,000, respectively. The amount recorded as intangible assets is primarily for customer relationships that have 15-year lives and trade names that have indefinite lives. HF manufactures and distributes a line of instrumentation equipment, test kits and chemical reagents used for monitoring water quality in a variety of applications.

On January 4, 2005, a wholly-owned subsidiary of the Company acquired substantially all of the assets of Sea Tech, Inc. (Sea Tech) located in Wilmington, North Carolina for approximately $10,100,000 in cash.  The allocations for goodwill and intangible assets are approximately $6,505,000 and $3,033,000, respectively. The amount recorded as intangible assets is primarily for customer relationships that have 15-year lives and trade names that have indefinite lives. Sea Tech provides cost-effective solutions for fluidic connection needs. Sea Tech offers a wide range of standard and custom quick connect fittings, valves and manifolds and pex tubing designed to address specific customer requirements.

Watts Water Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Certain current and prior years acquisition agreements contain either an earn-out provision or a put feature on the remaining common stock not yet purchased by the Company. During 2005, the Company accrued approximately $1,500,000 in earn-out costs from a prior year acquisition, which were also paid in 2005. The calculations are typically based on a multiple of future gross margins or operating earnings as defined in the agreements. The amounts of contingent consideration are not determinable beyond a reasonable doubt and therefore no liabilities have been established. All earn-outs payments, if any, will be accounted for as additional purchase price.

(6) Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) consist of the following:

	Foreign Currency Translation and Other	Pension Adjustment	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance December 31, 2003	$19,634	$(5,829)	$13,805
Change in period	12,833	(20)	12,813
Balance December 31, 2004	32,467	(5,849)	26,618
Change in period	(19,377)	(1,978)	(21,355)
Balance December 31, 2005	$13,090	$(7,827)	$5,263

(7) Inventories, net

Inventories consist of the following:

	December 31,
	2005	2004
	(in thousands)
Raw materials	$84,087	$61,250
Work in process	23,201	28,020
Finished goods	135,549	115,779
	$242,837	$205,049

Finished goods of $15,423,000 and $14,549,000 as of December 31, 2005 and 2004, respectively, were consigned.

Watts Water Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(8) Property, Plant and Equipment

Property, plant and equipment consists of the following:

	December 31,
	2005	2004
	(in thousands)
Land	$12,274	$9,567
Buildings and improvements	99,217	84,876
Machinery and equipment	210,695	222,274
Construction in progress	6,626	4,938
	328,812	321,655
Accumulated Depreciation	(163,813)	(170,966)
	$164,999	$150,689

(9) Income Taxes

The significant components of the Company’s deferred income tax liabilities and assets are as follows:

	December 31,
	2005	2004
	(in thousands)
Deferred income tax liabilities:
Excess tax over book depreciation	$12,874	$14,101
Intangibles	10,522	10,458
Other	10,654	4,920
Total deferred tax liabilities	34,050	29,479
Deferred income tax assets:
Accrued expenses	13,641	15,199
Net operating loss carry-forward	4,450	7,145
Inventory reserves	7,707	4,825
Other	10,989	11,033
Total deferred tax assets	36,787	38,202
Less: valuation allowance	—	(838)
Net deferred tax	36,787	37,364
Net deferred tax assets	$2,737	$7,885

The provision for income taxes from continuing operations is based on the following pre-tax income:

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Domestic	$46,418	$39,300	$40,370
Foreign	39,393	33,372	18,372
	$85,811	$72,672	$58,742

Watts Water Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The provision for income taxes from continuing operations consists of the following:

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Current tax expense:
Federal	$15,209	$15,428	$12,167
Foreign	14,027	10,380	6,256
State	3,484	3,318	2,431
	32,720	29,126	20,854
Deferred tax expense (benefit):
Federal	(963)	(4,044)	802
Foreign	(747)	(331)	509
State	(219)	(817)	158
	(1,929)	(5,192)	1,469
	$30,791	$23,934	$22,323

Actual income taxes reported from continuing operations are different than would have been computed by applying the federal statutory tax rate to income from continuing operations before income taxes. The reasons for this difference are as follows:

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Computed expected federal income expense	$30,033	$25,435	$20,560
State income taxes, net of federal tax benefit	2,122	1,626	1,683
Foreign tax rate differential	(508)	(1,632)	335
Tax credits	—	(1,041)	—
Other, net	(856)	(454)	(255)
	$30,791	$23,934	$22,323

At December 31, 2005, the Company has foreign net operating loss carry forwards of $13,300,000 for income tax purposes.  $12,500,000 of the losses can be carried forward indefinitely and $800,000 of the losses expire in 2008. The net operating losses consist of $10,400,000 related to German operations, $1,700,000 to Austrian operations, $400,000 related to Swedish operations and $800,000 related to Chinese operations.

The Company did not provide a valuation allowance as of December 31, 2005 and provided $838,000 as of December 31, 2004, against a portion of the net operating loss carry forwards. The Company’s earnings related to its German operations have measurably improved; therefore the Company believes that a valuation allowance is no longer necessary.

The Company believes that it is more likely than not that it will be able to recover the deferred tax assets.

Watts Water Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $163,100,000 at December 31, 2005. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been recorded thereon. Upon distribution of those earnings, in the form of dividends or otherwise, the Company will be subject to withholding taxes payable to the various foreign countries. Determination of the amount of U.S. income tax liability that would be incurred is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce some portion of any U.S. income tax liability. Withholding taxes of approximately $2,140,000 would be payable upon remittance of all previously unremitted earnings at December 31, 2005.

The American Job Creation Act of 2004 (the AJCA) was signed into federal law on October 22, 2004. The AJCA contain a one-time foreign dividend repatriation provision. This provision provides an 85% special deduction with respect to certain qualifying dividends from foreign subsidiaries for a limited period. The Company did not repatriate any dividends from foreign affiliates under this provision.

(10) Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	December 31,
	2005	2004
	(in thousands)
Commissions and sales incentives payable	$30,807	$25,618
Accrued insurance	11,836	13,751
Pension liability	2,077	2,012
Other	19,178	17,255
Income taxes payable	3,173	3,100
	$67,071	$61,736

Watts Water Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(11) Financing Arrangements

Long-term debt consists of the following:

	December 31,
	2005	2004
	(in thousands)
4.87% notes due May 2010	$50,000	$50,000
5.47% notes due May 2013	75,000	75,000
$300,000,000 Revolving Credit Facility maturing in September 2009. Eurocurrency rate loans interest accruing at LIBOR or Euro LIBOR plus an applicable percentage (Euro LIBOR at 2.7% and 2.8% at December 31, 2005 and 2004, respectively) (LIBOR 5.0% at December 31, 2005) At December 31, 2005, $40,263,000 were for euro based borrowings and $127,000,000 were for U.S. borrowings. At December 31, 2004, $49,414,000 was for euro based borrowings and there were no outstanding U.S. borrowings.	167,263	49,414
Hunter Innovations notes with principal payable in three equal annual installments, accruing interest monthly, due May 2006 (annual interest rate of 5.0% and 3.9% at December 31, 2005 and 2004, respectively)	3,750	7,500
Variable rate demand bonds (4.3% at December 31, 2005)	8,900	—
Other—consists primarily of European borrowings (at interest rates ranging from 2.7% to 11.3%)	2,072	3,629
	306,985	185,543
Less Current Maturities	13,635	4,981
	$293,350	$180,562

Principal payments during each of the next five years and thereafter are due as follows (in thousands): 2006—$13,635; 2007—$355; 2008—$324; 2009—$167,500; 2010—$50,171 and thereafter—$75,000.

The Company maintains letters of credit that guarantee its performance or payment to third parties in accordance with specified terms and conditions. Amounts outstanding were approximately $48,651,000 as of December 31, 2005 and $42,570,000 as of December 31, 2004. The Company’s letters of credit are primarily associated with insurance coverage and to a lesser extent foreign purchases. The Company’s letters of credit generally expire within one year of issuance and are drawn down against the Revolving Credit Facility. The increase is primarily associated with insurance coverage. These instruments may exist or expire without being drawn down. Therefore, they do not necessarily represent future cash flow obligations.

At the closing of the Dormont acquisition, Dormont had long-term debt outstanding of $8,900,000 in the form of two series of taxable variable rate demand bonds (1998 Series with $1,500,000 outstanding and the 2000 Series with $7,400,000 outstanding) which, due to the provisions of the trust agreements, could only be redeemed at dates subsequent to the closing. Each of these bonds was secured by a letter of credit from a bank, which maintained a security interest in the assets of Dormont. As a condition of the purchase and to gain the bank’s consent to the sale of Dormont to the Company, Dormont’s former owners were required to establish a cash collateral account for the bonds in an amount equal to the potential obligation of Dormont to the bank under the letter of credit reimbursement agreements. The entire obligation under the bonds approximates $9,096,000, which represents the $8,900,000 in bond principal plus interest and

Watts Water Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

related fees. At closing, a portion of the Dormont purchase price was placed in a cash collateral account as a guarantee of payment. The Company has recorded this escrow deposit in prepaid expenses and other assets at December 31, 2005. The 1998 series bonds were repaid in full on January 17, 2006 and the 2000 series bonds were repaid in full on February 1, 2006 by the former owners using the cash collateral account.

On September 23, 2004, the Company entered into an unsecured revolving credit facility with a syndicate of banks (the Revolving Credit Facility). The Revolving Credit Facility provides for multi-currency unsecured borrowings and stand-by letters of credit of up to $300,000,000 and expires in September 2009. Borrowings outstanding under the Revolving Credit Facility bear interest at a fluctuating rate per annum for an applicable percentage equal to (i) in the case of Eurocurrency rate loans, the British Bankers Association LIBOR rate plus an applicable percentage, of up to 0.875% based on the Company’s current consolidated leverage ratio and debt rating, or (ii) in the case of base rate loans and swing line loans, the higher of (a) the federal funds rate plus 0.5% and (b) the annual rate of interest announced by Bank of America, N.A. as its “prime rate.” For 2005 the average interest rate under the Revolving Credit Facility for U.S. dollar borrowings was approximately 5.0% and euro based borrowings was approximately 2.7%. The Revolving Credit Facility replaced the unsecured revolving credit facility provided under the Revolving Credit Agreement dated February 28, 2002. The Revolving Credit Facility was used to pay off the debt that existed on the previous credit facility that was to expire in February 2005. The Revolving Credit Facility includes operational and financial covenants customary for facilities of this type, including, among others, restrictions on additional indebtedness, liens and investments and maintenance of certain leverage ratios. As of December 31, 2005, the Company was in compliance with all covenants related to the Revolving Credit Facility. The Company had $100,096,000 of unused and potentially available credit under the Revolving Credit Facility at December 31, 2005.

On May 15, 2003, the Company completed a private placement of $125,000,000 of senior unsecured notes consisting of $50,000,000 principal amount of 4.87% senior notes due 2010 and $75,000,000 principal amount of 5.47% senior notes due 2013. The Company used the net proceeds from the private placement to purchase treasury securities to repay the $75,000,000 principal amount of 8.375% Notes due December 2003. Additional net proceeds were used to repay approximately $32,000,000 outstanding under the previous revolving credit facility. The balance of the net proceeds was used for general corporate purposes. The payment of interest on the senior unsecured notes is due semi-annually on May 15th and November 15th of each year. The senior unsecured notes were issued by Watts Water Technologies, Inc. and are pari passu with the Revolving Credit Facility, which is at the subsidiary level. The senior unsecured notes allow the Company to have (i) debt senior to the notes in an amount up to $150,000,000 plus 5% of stockholders’ equity and (ii) debt pari passu or junior to the senior unsecured notes to the extent the Company maintains compliance with a 2.00 to 1.00 fixed charge coverage ratio. The notes include a prepayment provision which might require a make-whole payment to the note holders. Such payment is dependent upon the level of the respective treasuries. The notes include other customary terms and conditions, including events of default.

Effective July 1, 2005, the Company entered into a three-year interest rate swap with a counter party for a notional amount of €25,000,000, which is outstanding under the Revolving Credit Facility. The Company swapped the three-month EURIBOR plus 0.6% for a fixed rate of 3.02%. The Company has designated the swap as a hedge using the cash flow method. At December 31, 2005, the fair value of the swap was approximately $484,000.

Watts Water Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(12) Common Stock

The Class A Common Stock and Class B Common Stock have equal dividend and liquidation rights. Each share of the Company’s Class A Common Stock is entitled to one vote on all matters submitted to stockholders and each share of Class B Common Stock is entitled to ten votes on all such matters. Shares of Class B Common Stock are convertible into shares of Class A Common Stock, on a one-to-one basis, at the option of the holder. As of December 31, 2005, the Company has reserved a total of 4,153,065 of Class A Common Stock for issuance under its stock-based compensation plans and 7,343,880 shares for conversion of Class B Common Stock to Class A Common Stock.

(13) Stock-Based Compensation

There are four stock option plans under which key employees and outside directors have been granted currently outstanding incentive stock options (ISOs) and nonqualified stock options (NSOs) to purchase the Company’s Class A Common Stock. Only one plan, the 2004 Stock Incentive Plan, is currently available for the grant of new options. The options, under the old plan,  had become exercisable over a five-year period at the rate of 20% per year and expire ten years after the date of grant. Under the 2004 Stock Incentive Plan options become exercisable over a four-year period at the rate of 25% per year and expire ten years after the grant date. ISOs and NSOs granted under the plans have exercise prices of not less than 100% and 50% of the fair market value of the common stock on the date of grant, respectively. At December 31, 2005, 2,485,000 shares of Class A Common Stock were authorized for future grants of options under the Company’s stock option plans.

The following is a summary of stock option activity and related information:

	Years Ended December 31,
	2005		2004		2003
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
	(Options in thousands)
Outstanding at beginning of year	1,000	$17.82	1,015	$14.90	1,455	$14.29
Granted	310	31.66	254	25.02	248	16.70
Cancelled	(113)	21.49	(11)	16.10	(387)	13.35
Exercised	(108)	14.26	(258)	14.24	(301)	14.98
Outstanding at end of year	1,089	$21.70	1,000	$17.82	1,015	$14.90
Exercisable at end of year	422	$16.05	392	$14.29	504	$13.92

Watts Water Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following table summarizes information about options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(Options in thousands)
$10.58	49	3.9	$10.58	49	$10.58
$11.75—$12.44	51	4.1	12.06	51	12.06
$15.40—$32.07	989	7.9	22.78	322	17.52
	1,089	5.3	$21.70	422	$16.05

In 2005, the Company issued 5,616 shares of restricted stock to its Directors that vest over three years with a fair market price of $26.71 per share amounting to approximately $150,000 of deferred compensation. The restricted stock awards are amortized to expense on a straight-line basis over the vesting period.

In 2004, the Company issued 32,133 shares of restricted stock to its Directors (including the Company’s Chief Executive Officer) that vest over three years with a fair market price between $25.00 and $26.50 per share amounting to approximately $805,000 of deferred compensation. The restricted stock awards are amortized to expense on a straight-line basis over the vesting period.

The Company also has a Management Stock Purchase Plan that allows for the granting of Restricted Stock Units (RSUs) to key employees to purchase up to 1,000,000 shares of Class A Common Stock at 67% of the fair market value on the date of grant. RSUs vest annually over a three-year period from the date of grant. The difference between the RSU price and fair market value at the date of grant is amortized to compensation expense ratably over the vesting period. At December 31, 2005, 328,061 RSUs were outstanding. Dividends declared for RSUs, that are paid to individuals, that remain unpaid at December 31, 2005 total approximately $162,000. Deferred compensation for the restricted stock and RSU plans at December 31, 2005 is anticipated to be expensed as follows: 2006 -$1,016,000 and 2007 -$574,000.

The Company has elected to follow APB No. 25 and related interpretations in accounting for its stock-based compensation. In addition the Company provides pro forma disclosure of stock-based compensation, as measured under the fair value requirements of FAS 123. These pro forma disclosures, which are calculated for awards granted after June 30, 1995, are provided in Footnote 2 as required under FAS 148. The weighted average grant date fair value of options granted are $11.90, $9.01 and $5.94 for the years ending December 31, 2005, 2004 and 2003, respectively. Also, the weighted average grant date fair value of RSUs related to the Management Stock Purchase Plan are $12.60, $8.41 and $5.39 for the years ending December 31, 2005, 2004 and 2003, respectively.

The fair value of the Company’s stock-based awards to employees (used in reconciliation in Note 2) was estimated using a Black-Scholes option pricing model and the following assumptions:

	Years Ended December 31,
	2005	2004	2003
Expected life (years)	5.8	5.0	5.0
Expected stock price volatility	36.2%	20.3%	28.3%
Expected dividend yield	1.0%	1.1%	1.4%
Risk-free interest rate	4.00%	3.50%	3.25%

Watts Water Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The fair value of the Company’s Management Stock Purchase Plan awards to employees (used in reconciliation in Note 2) was estimated using a Black-Scholes option pricing model and the following assumptions:

	Years Ended December 31,
	2005	2004	2003
Expected life (years)	3.0	3.0	3.0
Expected stock price volatility	26.0%	20.3%	28.3%
Expected dividend yield	1.44%	1.2%	1.5%
Risk-free interest rate	3.38%	2.25%	5.63%

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

The funded status of the defined benefit plans and amounts recognized in the balance sheet are as follows:

	December 31,
	2005	2004
	(in thousands)
Change in projected benefit obligation
Balance at beginning of the year	$59,225	$51,741
Service cost	2,861	2,462
Administration cost	(299)	(297)
Interest cost	3,351	3,054
Actuarial loss	5,934	3,992
Amendments/curtailments	88	193
Benefits paid	(2,046)	(1,920)
Balance at end of year	$69,114	$59,225
Change in fair value of plan assets
Balance at beginning of the year	$37,021	$32,189
Actual gain on assets	3,511	3,946
Employer contributions	1,822	3,103
Administration cost	(299)	(297)
Benefits paid	(2,046)	(1,920)
Fair value of plan assets at end of the year	$40,009	$37,021
Funded Status	$(29,105)	$(22,204)
Unrecognized prior service costs	1,310	1,462
Unrecognized net actuarial loss	20,562	15,826
Contributions after measurement date and on or before fiscal year end	29	36
Net amount recognized	$(7,204)	$(4,880)

Watts Water Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Amounts recognized in the statement of financial position are as follows:

	December 31,
	2005	2004
	(in thousands)
Accrued benefit costs	$(7,204)	$(4,880)
Minimum pension liability	$(13,934)	$(10,905)
Intangible assets	$1,310	$1,462

Information for pension plans with an accumulated benefit obligation in excess of plan assets are as follows:

	December 31,
	2005	2004
	(in thousands)
Projected benefit obligation	$69,114	$59,225
Accumulated benefit obligation	$61,175	$52,841
Fair value of plan assets	$40,009	$37,021

The components of net periodic benefit cost are as follows:

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Service cost—benefits earned	$2,861	$2,462	$2,021
Interest costs on benefits obligation	3,351	3,054	2,789
Estimated return on assets	(3,174)	(2,856)	(2,281)
Transitional obligation amortization	—	(148)	(255)
Prior service cost amortization	240	229	219
Net loss amortization	862	756	521
Net periodic benefit cost	$4,140	$3,497	$3,014

Additional Information:

	December 31,
	2005	2004
	(in thousands)
Increase in minimum liability included in other comprehensive income, net of tax	$1,978	$20

Assumptions:

Weighted-average assumptions used to determine benefit obligations:

	December 31,
	2005	2004
Discount rate	5.50%	5.75%
Rate of compensation increase	4.00%	4.00%

Watts Water Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Weighted-average assumptions used to determine net periodic benefit costs:

	December 31,
	2005	2004	2003
Discount rate	5.75%	6.00%	6.75%
Long-term rate of return on asset	8.50%	8.50%	8.50%
Rate of compensation increase	4.00%	4.00%	4.00%

Discount rates are selected based upon rates of return at the measurement date utilizing benchmark pension discount rates currently available and expected to be available during the period to maturity of the pension benefits. In selecting the expected long-term rate of return on assets, the Company considers the average rate of earnings expected on the funds invested or to be invested to provide for the benefits of this plan. This includes considering the trust’s asset allocation and the expected returns likely to be earned over the life of the plan. This basis is consistent with the prior year.

Plan assets:

The weighted average asset allocations by asset category is as follows:

	Plan Assets At December 31,
Asset Category	2005	2004
Equity securities	66.0%	71.2%
Debt securities	28.3%	28.8%
Other	5.7%	—
Total	100%	100%

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

Watts Water Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

Cash flows:

The information related to the Company’s pension funds cash flow is as follows:

	December 31,
	2005	2004
	(in thousands)
Employer Contributions	$1,816	$117
Benefit Payments	$2,046	$1,920

Contributions made in January 2006 approximated $3,100,000, other contributions expected to be made in 2006 approximate $120,000.

Expected benefit payments to be paid by the pension plans are as follows:

(in thousands)
During fiscal year ending December 31, 2006	$2,077
During fiscal year ending December 31, 2007	$2,162
During fiscal year ending December 31, 2008	$2,260
During fiscal year ending December 31, 2009	$2,454
During fiscal year ending December 31, 2010	$2,694
During fiscal year ending December 31, 2011 through December 31, 2015	$17,018

Additionally, substantially all of the Company’s domestic employees are eligible to participate in certain 401(k) savings plans. Under these plans, the Company matches a specified percentage of employee contributions, subject to certain limitations. The Company’s match contributions (included in selling, general and administrative expense) for the years ended December 31, 2005, 2004, and 2003 were $423,000, $421,000, and $300,000, respectively. Charges for European pension plans approximated $2,000,000, $1,900,000 and $1,400,000 for the years ended December 31, 2005, 2004, and 2003, respectively. These costs relate to plans administered by certain European subsidiaries, with benefits calculated according to government requirements and paid out to employees upon retirement or change of employment.

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

(15) Contingencies and Environmental Remediation

James Jones Litigation

As previously disclosed, on June 25, 1997, Nora Armenta (the Relator) filed a civil action in the California Superior Court for Los Angeles County (the Armenta case) against James Jones Company (James Jones), Mueller Co., Tyco International (U.S.), and Watts Industries, Inc., now Watts Water Technologies, Inc. (Watts). The Company formerly owned James Jones. The Relator filed under the qui tam provision of the California state False Claims Act, Cal. Govt. Code § 12650 et seq. (California False Claims Act) and generally alleged that James Jones and the other defendants violated this statute by delivering some “defective” or “non-conforming” waterworks parts to thirty-four municipal water systems in the State of California. The Relator filed a First Amended Complaint in November 1998 and a Second Amended Complaint in December 2000, which brought the total number of plaintiffs to 161. In June 2002, the trial court excluded 47 cities from this total of 161, and the Relator was not able to obtain appellate modification of this order, which can still be appealed at the end of the case. To date, 11 of the named cities have intervened, and attempts by four other named cities to intervene have been denied.

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

After the Phase I settlement, the Court permitted the defendants to select five additional cities to serve as the plaintiffs in a second trial phase of the case. Contra Costa, Corona, Santa Ana, Santa Cruz and Vallejo were chosen. Watts and James Jones then reached an agreement to settle the claims of the City of Santa Ana for a total of $45,000, an amount which approximates Santa Ana’s purchases of James Jones products during the relevant period. The Santa Ana settlement was approved by the Court and then completed.

On June 22, 2005, the Court dismissed the claims of the remaining Phase II cities (Contra Costa, Corona, Santa Cruz and Vallejo). The Court ruled that the Relator and these cities were required to show that the cities had received out of spec parts which were related to specific invoices and that this showing had not been made. Although each city’s claim is unique, this ruling is significant for the claims of the remaining cities, and the Relator has appealed. Litigation is inherently uncertain, and the Company is unable to predict the outcome of this appeal.

On September 15, 2004, the Relator’s attorneys filed a new common law fraud lawsuit in the California Superior Court for the City of Banning and forty-five other cities and water districts against James Jones, Watts and Mueller Co. based on the same transactions alleged in the Armenta case. About thirty-four of the plaintiffs in this new lawsuit are also plaintiffs in the Armenta case. On January 4, 2006, the Court denied much of the Defendants’ demurrer, which had been filed on claim-splitting and statute of limitations grounds. Litigation is inherently uncertain, and the Company is unable to predict the outcome of this new lawsuit.

The Company has a reserve of approximately $21,000,000 with respect to the James Jones Litigation in our consolidated balance sheet as of December 31, 2005. The Company believes, on the basis of all available information, that this reserve is adequate to cover the probable and reasonably estimable losses resulting from the Armenta case and the insurance coverage litigation with Zurich American Insurance Company (Zurich) discussed below. The Company is currently unable to make an estimate of the range of any additional losses.

On February 14, 2001, after its insurers had denied coverage for the claims in the Armenta case, the Company filed a complaint for coverage against our insurers in the California Superior Court (the coverage case). James Jones filed a similar complaint, the cases were consolidated, and the trial court made summary adjudication rulings that Zurich must pay all reasonable defense costs incurred by Watts

Watts Water Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

and James Jones in the Armenta case since April 23, 1998 as well as such future defense costs until the end of the Armenta case. In July 2004, the California Court of Appeal affirmed these rulings, and, on December 1, 2004, the California Supreme Court denied Zurich’s appeal of this decision. This denial permanently established Zurich’s obligation to pay Armenta defense costs for both Watts (approximately $16,900,000 plus future costs) and James Jones (which is estimated to be $17,300,000 plus future costs), and Zurich is currently making payments of incurred Armenta defense costs. However, as noted below, Zurich asserts that the defense costs paid by it are subject to reimbursement.

In 2002, the trial court made a summary adjudication ruling that Zurich must indemnify and pay Watts and James Jones for amounts paid to settle with the City of Los Angeles. Zurich’s attempt to obtain appellate review of this order was denied, but Zurich will still be able to appeal this order at the end of the coverage case. In 2004, the trial court made another summary adjudication ruling that Zurich must indemnify and pay Watts and James Jones for the $13,000,000 paid to settle the claims of the Phase I cities described above. Zurich’s attempt to obtain appellate review of this ruling was denied on December 3, 2004 by the California Court of Appeal, but Zurich will still be able to appeal this order at the end of the coverage case. Although Zurich has now made most of the payments required by these indemnity orders, the Company is currently unable to predict the finality of these orders since Zurich can appeal them at the end of the coverage case. The Company has recorded reimbursed indemnity settlement amounts (but not reimbursed defense costs) as a liability pending court resolution of the indemnification matter as it relates to Zurich.

Zurich has asserted that all amounts (which is estimated to be $51,000,000 for both defense costs and indemnity amounts paid for settlements) paid by it to the Company and James Jones are subject to reimbursement under Deductible Agreements related to the insurance policies between Zurich and the Company. If Zurich were to prevail on this argument, James Jones would have a possible indemnity claim against the Company for its exposure from the Armenta case. The Company believes the Armenta case should be viewed as one occurrence and the deductible amount should be $500,000 per occurrence.

These reimbursement claims are subject to arbitration under the Watts/Zurich Deductible Agreements. Zurich claims its reimbursement right for defense costs paid arises under six Deductible Agreements, and the Company contends that only two Deductible Agreements apply. The Company further contends that a final decision in California supports its position on the number of Deductible Agreements that should apply to defense costs. On January 31, 2006, the federal district court in Chicago, Illinois determined that there are disputes under all Deductible Agreements in effect during the period in which Zurich issued primary policies and that the arbitrator could decide which agreements would control reimbursement claims. The Company has appealed from this ruling. Management and counsel anticipate that the Company will ultimately prevail on this reimbursement issue with Zurich.

Based on management’s assessment, the Company does not believe that the ultimate outcome of the James Jones Litigation will have a material adverse effect on its liquidity, financial condition or results of operations. While this assessment is based on all available information, litigation is inherently uncertain, the actual liability to the Company to resolve this litigation fully cannot be predicted with any certainty and there exists a reasonable possibility that the Company may ultimately incur losses in the James Jones Litigation in excess of the amount accrued. The Company intends to continue to contest vigorously all aspects of the James Jones Litigation.

Watts Water Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Environmental Remediation

The Company has been named as a potentially responsible party (PRP) with respect to a limited number of identified contaminated sites. The levels of contamination vary significantly from site to site as do the related levels of remediation efforts. Environmental liabilities are recorded based on the most probable cost, if known, or on the estimated minimum cost of remediation. The Company accrues estimated environmental liabilities based on assumptions, which are subject to a number of factors and uncertainties. Circumstances which can affect the reliability and precision of these estimates include identification of additional sites, environmental regulations, level of cleanup required, technologies available, number and financial condition of other contributors to remediation and the time period over which remediation may occur. The Company recognizes changes in estimates as new remediation requirements are defined or as new information becomes available. The Company has a reserve of approximately $1,500,000 (environmental accrual), which the Company estimates will likely be paid for environmental remediation liabilities over the next five to ten years. Based on the facts currently known to it, the Company does not believe that the ultimate outcome of these matters will have a material adverse effect on its liquidity, financial condition or results of operations. Some of the Company’s environmental matters are inherently uncertain, and it there exists a possibility that the Company may ultimately incur losses from these matters in excess of the amount accrued. However, the Company cannot currently estimate the amount of any such additional losses.

Asbestos Litigation

The Company is defending approximately 121 cases filed primarily, but not exclusively, in Mississippi and New Jersey state courts alleging injury or death as a result of exposure to asbestos. These filings typically name multiple defendants, and are filed on behalf of many plaintiffs. They do not identify any particular Watts products as a source of asbestos exposure. To date, Watts has been dismissed from each case when the scheduled trial date comes near or when discovery fails to yield any evidence of exposure to any Watts product. Based on the facts currently known to it, the Company does not believe that the ultimate outcome of these claims will have a material adverse effect on its liquidity, financial condition or results of operations.

Other Litigation

On or about March 26, 2003, a class action complaint was filed against Watts by North Carolina Hospitality Group, Inc. in the Circuit Court of Maryland, Prince George’s County. It alleges that certain commercial valve models contain a design defect that causes them to fail prematurely. On June 7, 2004, the trial court issued an opinion and order that denied the plaintiff’s request for class certification. This ruling was appealed at the end of 2004, and, on January 17, 2006, this ruling was affirmed by the Maryland Court of Special Appeals.  Based on the facts currently known to it, the Company does not believe that the ultimate outcome of this matter will have a material adverse effect on its liquidity, financial condition or results of operations.

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

The fair value of the Company’s 4.87% senior notes, due 2010 and 5.47% senior notes due 2013, is based on quoted market prices. The fair value of the Company’s variable rate debt approximates its carrying value. The carrying amount and the estimated fair market value of the Company’s long-term debt, including the current portion, are as follows:

	December 31,
	2005	2004
	(in thousands)
Carrying amount	$306,985	$185,543
Estimated fair value	$306,485	$186,606

Derivative Instruments

The Company uses foreign currency forward exchange contracts to reduce the impact of currency fluctuations on certain anticipated intercompany purchase transactions that are expected to occur within the year and certain other foreign currency transactions. Related gains and losses are recognized in other income/expense when the contracts expire, which is generally in the same period as the underlying foreign currency denominated transaction. These contracts do not subject the Company to market risk from exchange movement because they offset gains and losses on the related foreign currency denominated transactions. At December 31, 2005, 2004 and 2003, the Company had no outstanding forward contracts to buy foreign currencies.

The Company uses commodity futures contracts to fix the price on a certain portion of certain raw materials used in the manufacturing process. These contracts highly correlate to the actual purchases of the commodity and the contract values are reflected in the cost of the commodity as it is actually purchased. There were no commodity contracts utilized for years ended December 31, 2005, 2004 and 2003.

Effective July 1, 2005, the Company entered into a three-year interest rate swap with a counter party for a notional amount of €25,000,000, which is outstanding under our Revolving Credit Facility. The Company swapped the three-month EURIBOR plus 0.6% for a fixed rate of 3.02%. The Company has designated the swap as a hedge using the cash flow method. At December 31, 2005, the fair value of the swap was approximately $484,000.

Watts Water Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Leases

The Company leases certain manufacturing facilities, sales offices, warehouses, and equipment. Generally the leases carry renewal provisions and require the Company to pay maintenance costs. Future minimum lease payments under capital leases and non-cancelable operating leases as of December 31, 2005 are as follows:

	Operating Leases	Capital Leases
	(in thousands)
2006	$4,322	$510
2007	3,499	331
2008	3,244	94
2009	2,378	94
2010	1,497	95
Thereafter	8,375	150
Total	$23,315	$1,274

(17) Segment Information

Under the criteria set forth in Financial Accounting Standards Board No. 131, “Disclosure about Segments of an Enterprise and Related Information,” the Company operates in three geographic segments: North America, Europe, and China. Each of these segments sell similar products, is managed separately and has separate financial results that are reviewed by the Company’s chief operating decision-maker. All intercompany transactions have been eliminated. Sales by region are based upon location of the entity recording the sale. The accounting policies for each segment are the same as those described in the summary of significant accounting policies (see Note 2).

Watts Water Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following is a summary of the Company’s significant accounts and balances by segment, reconciled to its consolidated totals:

	North America	Europe	China	Corporate(*)	Consolidated
	(in thousands)
As of or for the year ended December 31, 2005
Net sales	$629,937	$266,346	$28,063	$—	$924,346
Operating income (loss)	76,757	31,528	3,533	(17,263)	94,555
Identifiable assets	717,424	288,783	94,763	—	1,100,970
Long-lived assets	92,904	45,674	26,421	—	164,999
Capital expenditures	9,502	6,082	3,006	—	18,590
Depreciation and amortization	13,050	8,888	4,180	—	26,118
As of or for the year ended December 31, 2004
Net sales	$545,139	$253,234	$26,185	$—	$824,558
Operating income (loss)	68,558	31,597	1,857	(18,412)	83,600
Identifiable assets	537,898	303,981	80,801	—	922,680
Long-lived assets	72,019	52,276	26,394	—	150,689
Capital expenditures	8,029	6,374	6,596	—	20,999
Depreciation and amortization	14,961	8,870	4,220	—	28,051
As of or for the year ended December 31, 2003
Net sales	$472,518	$210,614	$18,727	$—	$701,859
Operating income (loss)	64,375	22,592	(3,834)	(13,132)	70,001
Identifiable assets	511,285	266,849	62,784	—	840,918
Long-lived assets	72,447	48,882	24,237	—	145,566
Capital expenditures	6,495	4,832	8,703	—	20,030
Depreciation and amortization	12,523	6,593	2,149	—	21,265

*                    Corporate expenses are primarily for compensation expense, Sarbanes-Oxley compliance, professional fees, including legal and audit expenses, shareholder services and benefit administration costs. These costs are not allocated to the geographic segments as they are viewed as corporate functions that support all activities.

The North America segment consists of U.S. net sales of $582,279,000,  $507,061,000 and 439,436,000 for the years ended December 31, 2005, 2004 and 2003 respectively. The North American segment also consists of U.S. long-lived assets of $86,099,000, $67,032,000 and $67,450,000 as of December 31, 2005, 2004 and 2003, respectively.

Intersegment sales for the year ended December 31, 2005 for North America, Europe and China were $4,847,000, $5,279,000 and $48,770,000, respectively. Intersegment sales for the year ended December 31, 2004 for North America, Europe and China were $6,040,000, $6,834,000 and $27,030,000, respectively. Intersegment sales for the year ended December 31, 2003 for North America, Europe and China were $4,180,000, $3,656,000 and $12,146,000, respectively.

Watts Water Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(18)   Quarterly Financial Information (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
	(in thousands, except per share information)
Year ended December 31, 2005
Net sales	$219,027	$228,183	$232,729	$244,407
Gross profit	77,378	81,183	79,813	86,328
Income from continuing operations	12,397	13,988	13,439	15,196
Net income	12,358	13,913	13,368	14,960
Per common share:
Basic
Income from continuing operations	0.38	0.43	0.41	0.47
Net income	0.38	0.43	0.41	0.46
Diluted
Income from continuing operations	0.37	0.42	0.41	0.46
Net income	0.37	0.42	0.40	0.45
Dividends per common share	0.08	0.08	0.08	0.08
Year ended December 31, 2004
Net sales	$186,008	$206,954	$210,190	$221,406
Gross profit	64,912	75,627	74,368	75,654
Income from continuing operations	10,995	14,059	13,835	9,849
Net income	11,001	13,953	13,705	8,161
Per common share:
Basic
Income from continuing operations	0.34	0.44	0.43	0.30
Net income	0.34	0.43	0.42	0.25
Diluted
Income from continuing operations	0.34	0.43	0.42	0.30
Net income	0.34	0.43	0.42	0.25
Dividends per common share	0.07	0.07	0.07	0.07

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

Watts Water Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(19) Related Party Transactions

In 2004, an agreement was executed with a relocation firm to purchase and sell the home of the Company’s chief executive officer, who is also a member of the Company’s board of directors. The relocation firm purchased the home from the Company’s chief executive officer, on the Company’s behalf, at a price based on fair market appraisals obtained by the Company. Accordingly, the Company charged income from continuing operations for approximately $285,000 representing the difference between the original appraised value of the home and the final sale price to the third party.

The Company owns a 20% interest in www.plumbworld.co.uk Limited (Plumbworld), a variable interest entity. Plumbworld is primarily an e-business that sells bathroom and sanitary appliances, as well as plumbing and heating products, tools and plumbing consumables. Its latest fiscal year sales were approximately $11,600,000. The Company has a nominal investment of approximately $500 in Plumbworld and maintains a loan receivable in the amount of approximately $603,000 with Plumbworld. The Company has entered in to an agreement with the majority shareholders of Plumbworld to exchange its 20% ownership interest for full receipt of the loan receivable. The Company expects to receive installment payments on the loan receivable through September 2006, at which time it will relinquish it shares in Plumbworld. The Company continues to account for its investment in Plumbworld using the equity method.

The Company leases the land and buildings occupied by its Chinese joint venture from the joint venture partner. The lease is classified as an operating lease and extends for another 18 years. Total rental expense for 2005, 2004 and 2003 approximated $275,000 each year. Total lease costs over the remaining term of the lease will approximate $4,950,000.

(20) Subsequent Events

In February 7, 2006, the Company declared a quarterly dividend of nine cents ($0.09) per share on the Company’s Class A Common Stock and Class B Common Stock. This is an increase of $0.01 per share compared to the dividend paid for the comparable period last year.

Watts Water Technologies, Inc. and Subsidiaries

Schedule II—Valuation and Qualifying Accounts

(Amounts in thousands)

For the Three Years Ended December 31:

	Balance At Beginning of Period	Additions Charged To Expense	Additions Charged To Other Accounts	Deductions	Balance At End of Period
Year Ended December 31, 2003
Allowance for doubtful accounts	$7,322	2,373	60	(1,983)	$7,772
Allowance for excess and obsolete inventories	$13,201	3,558	172	(2,686)	$14,245
Year Ended December 31, 2004
Allowance for doubtful accounts	$7,772	2,100	337	(2,658)	$7,551
Allowance for excess and obsolete inventories	$14,245	7,325	289	(5,660)	$16,199
Year Ended December 31, 2005
Allowance for doubtful accounts	$7,551	3,914	341	(2,510)	$9,296
Allowance for excess and obsolete inventories	$16,199	2,593	1,074	(3,086)	$16,780

EXHIBIT INDEX

Exhibit No.	Description
2.1	Stock Purchase Agreement dated as of December 8, 2005 by and among Watts Water Technologies, Inc., Watts Regulator Co., Evan J. Segal and Stacy A. Brovitz (14)
3.1	Restated Certificate of Incorporation, as amended (22)
3.2	Amended and Restated By-Laws, as amended (1)
9.1	The Amended and Restated George B. Horne Voting Trust Agreement—1997 dated as of September 14, 1999 (15)
10.1*

Supplemental Compensation Agreement effective as of September 1, 1996 between the Registrant and Timothy P. Horne (9), Amendment No. 1, dated July 25, 2000 (16), and Amendment No. 2 dated October 23, 2002 (3)

10.2*	Deferred Compensation Agreement between the Registrant and Timothy P. Horne, as amended (4)
10.3*	Form of Indemnification Agreement between the Registrant and certain directors and officers of the Registrant (23)
10.4*	1996 Stock Option Plan, dated October 15, 1996 (10), and First Amendment dated February 28, 2003 (3)
10.5*

Watts Industries, Inc. Retirement Plan for Salaried Employees dated December 30, 1994, as amended and restated effective as of January 1, 1994 (8), Amendment No. 1 (9), Amendment No. 2 (9), Amendment No. 3 (9), Amendment No. 4 dated September 4, 1996 (12), Amendment No. 5 dated January 1, 1998 (15), Amendment No. 6 dated May 3, 1999 (15), and Amendment No. 7 dated June 7, 1999 (15)

10.6*	Watts Industries, Inc. Pension Plan (amended and restated effective as of January 1, 1997) (3) and First Amendment dated October 25, 2002 (3)
10.7	Registration Rights Agreement dated July 25, 1986 (5)
10.8*	Executive Incentive Bonus Plan, as amended and restated (21)
10.9	Amended and Restated Stock Restriction Agreement dated October 30, 1991 (2), and Amendment dated August 26, 1997 (12)
10.10*	Watts Industries, Inc. 1991 Non-Employee Directors’ Nonqualified Stock Option Plan (6), and Amendment No. 1 (9)
10.11*	Watts Industries, Inc. 2003 Non-Employee Directors’ Stock Option Plan (3)
10.12	Letter of Credit issued by Fleet National Bank (as successor to BankBoston, N.A.) for the benefit of Zurich-American Insurance Company dated June 25, 1999, as amended January 22, 2001 (17)
10.13*	Form of Stock Restriction Agreement for management stockholders (5)
10.14

Credit Agreement dated as of September 23, 2004 among Watts Water Technologies, Inc. and certain of its subsidiaries, Bank of America, N.A., JP Morgan Chase Bank, Wachovia Bank, National Association, Key Bank National Association, SunTrust Bank and certain other lenders (20) and Amendment No. 1 dated March 21, 2005 (24)

10.15*	Watts Water Technologies, Inc. Management Stock Purchase Plan, as amended and restated (21)
10.16	Stock Purchase Agreement dated as of June 19, 1996 by and among Mueller Co., Tyco Valves Limited, Watts Investment Company, Tyco International Ltd. and the Registrant (11)

10.17	Relocation Management Agreement between the Registrant and Cendant Mobility Services Corporation dated April 6, 2004 (18)
10.18

Note Purchase Agreement dated as of May 15, 2003 between the Registrant and the Purchasers named in Schedule A thereto relating to the Registrant’s $50,000,000 4.87% Senior Notes, Series A, due May 15, 2010 and $75,000,000 5.47% Senior Notes, Series B, due May 15, 2013 (7)

10.19	Form of 4.87% Senior Note due May 15, 2010 (7)
10.20	Form of 5.47% Senior Note due May 15, 2013 (7)
10.21*	Watts Water Technologies, Inc. 2004 Stock Incentive Plan (17)
10.22*	Non-Employee Director Compensation Arrangements (21)
10.23*	Watts Water Technologies, Inc. Supplemental Employees Retirement Plan as Amended and Restated Effective May 4, 2004 (19)
10.24*	Form of Incentive Stock Option Agreement under the Watts Water Technologies, Inc. 2004 Stock Incentive Plan (20)
10.25*	Form of Non-Qualified Stock Option Agreement under the Watts Water Technologies, Inc. 2004 Stock Incentive Plan (20)
10.26*	Form of Restricted Stock Award Agreement for Employees under the Watts Water Technologies, Inc. 2004 Stock Incentive Plan (20)
10.27*	Form of Restricted Stock Award Agreement for Employees under the Watts Water Technologies, Inc. 2004 Stock Incentive Plan (20)
10.28*	Form of Restricted Stock Award Agreement for Non-Employee Directors under the Watts Water Technologies, Inc. 2004 Stock Incentive Plan (20)
11	Statement Regarding Computation of Earnings per Common Share (13)
21	Subsidiaries
23	Consent of KPMG LLP
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

(1)          Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (No. 333-105989) filed with the Securities and Exchange Commission on June 10, 2003.

(2)          Incorporated by reference to the Registrant’s Current Report Form 8-K dated November 14, 1991 (File No. 001-11499).

(3)          Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-11499).

(4)          Incorporated by reference to the Registrant’s Form S-1 (No. 33-6515) dated June 17, 1986.

(5)          Incorporated by reference to the Registrant’s Form S-1 (No. 33-6515) as part of the Second Amendment to such Form S-1 dated August 21, 1986.

(6)          Incorporated by reference to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for year ended June 30, 1992 (File No. 001-11499).

(7)          Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 15, 2003 (File No. 001-11499).

(8)          Incorporated by reference to the Registrant’s Annual Report on Form 10-K for year ended June 30, 1995 (File No. 001-11499).

(9)          Incorporated by reference to the Registrant’s Annual Report on Form 10-K for year ended June 30, 1996 (File No. 001-11499).

(10)   Incorporated by reference to the Registrant’s Form S-8 (No. 333-32685) dated August 1, 1997.

(11)   Incorporated by reference to the Registrant’s  Current Report on Form 8-K dated September 4, 1996 (File No. 001- 11499).

(12)   Incorporated by reference to the Registrant’s Annual Report on Form 10-K for year ended June 30, 1997(File No. 001- 11499).

(13)   Incorporated by reference to notes to Consolidated Financial Statements, Note 2 of this Report.

(14)   Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 28, 2005 (File No. 001-11499). The Registrant hereby agrees to furnish supplementally a copy of any omitted schedule or similar attachment to this agreement to the Securities and Exchange Commission upon its request.

(15)   Incorporated by reference to the Registrant’s Annual Report on Form 10-K for year ended June 30, 1999 (File No. 001-11499).

(16)   Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for quarter ended September 30, 2000 (File No. 001-11499).

(17)   Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 001-11499).

(18)   Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2004 (File No. 001-11499).

(19)   Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2004 (File No. 001-11499).

(20)   Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2004 (File No. 001-11499).

(21)   Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 8, 2005 (File No. 001-11499).

(22)   Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2005 (File No. 001-11499).

(23)   Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2005 (File No. 001-11499).

(24)   Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 21, 2005 (File No. 001-11499).

*                    Management contract or compensatory plan or arrangement.