Form 10-Q
period 2006-04-02
WATTS WATER TECHNOLOGIES INC
filed 2006-05-11
CIK 795403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 2, 2006

or

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

Large Accelerated filer ☒      Accelerated filer ☐  Non-Accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2006
Class A Common Stock, $.10 par value	25,353,181

Class B Common Stock, $.10 par value	7,293,880

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share information)

(Unaudited)

	April 2, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$45,677	$45,758
Trade accounts receivable, less allowance for doubtful accounts of $9,293 at April 2, 2006 and $9,296 at December 31, 2005	191,079	177,364
Inventories, net:
Raw materials	91,189	84,087
Work in process	26,205	23,201
Finished goods	144,350	135,549
Total Inventories	261,744	242,837
Prepaid expenses and other assets	17,889	25,361
Deferred income taxes	30,620	27,540
Assets of discontinued operations	8,155	9,555
Total Current Assets	555,164	528,415
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	348,187	328,812
Accumulated depreciation	(171,738)	(163,813)
Property, plant and equipment, net	176,449	164,999
OTHER ASSETS:
Goodwill	293,643	296,636
Other, net	106,640	110,920
TOTAL ASSETS	$1,131,896	$1,100,970

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$99,506	$91,053
Accrued expenses and other liabilities	65,594	67,071
Accrued compensation and benefits	26,269	28,496
Current portion of long-term debt	7,391	13,635
Liabilities of discontinued operations	23,054	23,068
Total Current Liabilities	221,814	223,323
LONG-TERM DEBT, NET OF CURRENT PORTION	308,259	293,350
DEFERRED INCOME TAXES	25,355	24,803
OTHER NONCURRENT LIABILITIES	30,082	32,187
MINORITY INTEREST	7,976	7,831

STOCKHOLDERS’ EQUITY:
Preferred Stock, $.10 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Class A Common Stock, $.10 par value; 80,000,000 shares authorized; 1 vote per share; issued and outstanding: 25,353,181 shares at April 2, 2006 and 25,205,210 shares at December 31, 2005	2,535	2,521
Class B Common Stock, $.10 par value; 25,000,000 shares authorized; 10 votes per share; issued and outstanding: 7,293,880 shares at April 2, 2006 and 7,343,880 shares at December 31, 2005	729	734
Additional paid-in capital	145,130	142,694
Retained earnings	380,142	368,264
Accumulated other comprehensive income	9,874	5,263
Total Stockholders’ Equity	538,410	519,476
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,131,896	$1,100,970

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share information)

(Unaudited)

	First Quarter Ended
	April 2, 2006	April 3, 2005
Net sales	$274,950	$219,027
Cost of goods sold	179,132	141,649
GROSS PROFIT	95,818	77,378
Selling, general & administrative expenses	69,051	55,706
Restructuring and other charges	235	362
OPERATING INCOME	26,532	21,310
Other (income) expense:
Interest income	(418)	(309)
Interest expense	4,192	2,521
Minority interest	84	65
Other	(400)	(87)
	3,458	2,190
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	23,074	19,120
Provision for income taxes	7,987	6,723
INCOME FROM CONTINUING OPERATIONS	15,087	12,397
Loss from discontinued operations, net of taxes	(124)	(39)
NET INCOME	$14,963	$12,358

BASIC EPS
Income per share:
Continuing operations	$.46	$.38
Discontinued operations	—	—
NET INCOME	$.46	$.38
Weighted average number of shares	32,591	32,408

DILUTED EPS
Income per share:
Continuing operations	$.46	$.37
Discontinued operations	—	—
NET INCOME	$.46	$.37
Weighted average number of shares	32,823	33,032

Dividends per share	$.09	$.08

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	First Quarter Ended
	April 2, 2006	April 3, 2005
OPERATING ACTIVITIES
Income from continuing operations	$15,087	$12,397
Adjustments to reconcile net income from continuing operations to net cash provided by (used in) continuing operating activities:
Depreciation	6,103	6,479
Amortization	1,395	519
Deferred income taxes	(3,087)	(667)
Other	(130)	93
Changes in operating assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable	(12,150)	(8,293)
Inventories	(16,452)	(11,239)
Prepaid expenses and other assets	(2,808)	(1,244)
Accounts payable, accrued expenses and other liabilities	996	(6,234)
Net cash used in operating activities	(11,046)	(8,189)

INVESTING ACTIVITIES
Additions to property, plant and equipment	(7,101)	(4,602)
Proceeds from the sale of property, plant and equipment	1,368	22
Proceeds from sale of securities	—	26,600
Increase in other assets	(4)	(293)
Business acquisitions, net of cash acquired	(741)	(17,267)
Net cash provided by (used in) investing activities	(6,478)	4,460

FINANCING ACTIVITIES
Proceeds from long-term borrowings	20,851	5,976
Payments of long-term debt	(4,095)	(5,458)
Proceeds from exercise of stock options	2,194	920
Tax benefit of options exercised	251	—
Dividends	(3,085)	(2,619)
Net cash provided by (used in) financing activities	16,116	(1,181)
Effect of exchange rate changes on cash and cash equivalents	66	(101)
Net cash provided by operating activities of discontinued operations	1,261	630
DECREASE IN CASH AND CASH EQUIVALENTS	(81)	(4,381)
Cash and cash equivalents at beginning of period	45,758	65,913
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$45,677	$61,532

NON CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of businesses:
Fair value of assets acquired	$1,257	$20,386
Cash paid, net of cash acquired	741	17,267
Liabilities assumed	$516	$3,119

Retirement of variable rate demand bonds with cash collateral	$8,900	$—

CASH PAID FOR
Interest	$2,715	$546
Taxes	$4,568	$3,944

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in Watts Water Technologies, Inc.’s Consolidated Balance Sheet as of April 2, 2006, its Consolidated Statements of Operations for the first quarters ended April 2, 2006 and April 3, 2005, and its Consolidated Statements of Cash Flows for the first quarters ended April 2, 2006 and April 3, 2005.

The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date. The accounting policies followed by the Company are described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The financial statements included in this report should be read in conjunction with the financial statements and notes included in the Annual Report on Form 10-K for the year ended December 31, 2005. Operating results for the interim period presented are not necessarily indicative of the results to be expected for the year ending December 31, 2006.

The Company operates on a 52-week fiscal year ending on December 31.  Any first quarter ended data contained in this Report on Form 10-Q reflects the results of operations for the 13-week period ended on the Sunday nearest March 31 of the respective year.

Certain amounts in fiscal year 2005 have been reclassified to permit comparison with the 2006 presentation. These reclassifications had no effect on reported results of operations or stockholders’ equity.

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

Goodwill and Long-Lived Assets

The changes in the carrying amount of goodwill by geographic segments from December 31, 2005 to April 2, 2006 are as follows:

	North America	Europe	China	Total
	(in thousands)

Carrying amount at the beginning of period	$193,597	$97,438	$5,601	$296,636
Goodwill acquired during the period	—	—	—	—
Adjustments to goodwill during the period	(5,268)	—	—	(5,268)
Effect of change in exchange rates used for translation	10	2,235	30	2,275
Carrying amount at end of period	$188,339	$99,673	$5,631	$293,643

Other intangible assets include the following and are presented in “Other Assets: Other, net”, in the April 2, 2006 Consolidated Balance Sheet:

	Gross Carrying Amount	Accumulated Amortization
	(in thousands)

Patents	$9,256	$(4,766)
Other	58,664	(5,998)
Total amortizable intangibles	67,920	(10,764)
Intangible assets not subject to amortization	37,608	—
Total	$105,528	$(10,764)

Aggregate amortization expense for amortized other intangible assets for the first quarters of 2006 and 2005 were $1,395,000 and $519,000, respectively. Additionally, future amortization expense on other intangible assets will be approximately $4,471,000 for the remainder of 2006, $5,274,000 for 2007, $5,125,000 for 2008, $4,833,000 for 2009 and $4,822,000 for 2010.  Amortization expense is provided on a straight-line basis over the estimated useful lives of the intangible assets. The weighted-average remaining life of total amortizable intangibles is 9.9 years. Patents and other amortizable intangibles have weighted-average remaining lives of 11.8 years and 9.8 years, respectively.  Intangible assets not subject to amortization primarily include trademarks and unpatented technology.

Stock-Based Compensation

The Company maintains four stock incentive plans under which key employees and outside directors have been granted currently outstanding incentive stock options (ISOs) and nonqualified stock options (NSOs) to purchase the Company’s Class A Common Stock. Only one plan, the 2004 Stock Incentive Plan, is currently available for the grant of new equity awards. Stock options granted under prior plans became exercisable over a five-year period at the rate of 20% per year and expire ten years after the date of grant. Under the 2004 Stock Incentive Plan, options become exercisable over a four -year period at the rate of 25% per year and expire ten years after the grant date. ISOs and NSOs granted under the plans have exercise prices of not less than 100% and 50% of the fair market value of the common stock on the date of grant, respectively.

The Company grants shares of restricted stock to its non-employee directors (and made a one-time grant to the Company’s Chief Executive Officer) under the 2004 Stock Incentive Plan, which vest over three years. The restricted stock awards are amortized to expense on a straight-line basis over the vesting period.

The Company also has a Management Stock Purchase Plan that allows for the purchase of Restricted Stock Units (RSUs) by key employees of up to an aggregate of 1,000,000 shares of Class A Common Stock at 67% of the fair market value on the date of grant. RSUs vest annually over a three-year period from the date of grant.

A more detailed description of each of the above-mentioned stock and stock option plans can be found in Note 13 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2005.

Effective January 1, 2006, the Company adopted Financial Accounting Standards Board Statement No. 123R, “Share-Based Payment”(FAS 123R) utilizing the “modified prospective” method as described in FAS 123R. In the “modified prospective” method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date. In accordance with FAS 123R, prior period amounts were not restated. FAS 123R also requires the tax benefits associated with these share-based payments to be classified as financing activities in the Statements of Consolidated Cash Flows, rather than as operating cash flows as required under previous regulations. At April 2, 2006, the Company had three stock-based compensation plans with total unrecognized compensation costs related to unvested stock-based compensation arrangements of approximately $7,826,000 and a total weighted average remaining term of 2.8 years.  For the first quarter of 2006, the Company recognized compensation costs related to stock-based programs of approximately $765,000 in selling, general and administrative expenses. The Company did not recognize any income tax benefits during the first quarter of 2006 for the compensation expense relating to its stock options. The Company recorded approximately $121,000 of tax benefit for its other stock-based plans. The recognition of total stock-based compensation expense impacted basic net income per common share and diluted net income per common share by $0.02 and $0.02, respectively, during the first quarter of 2006.

Prior to the effective date, the stock-based compensation plans were accounted for under Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Pro-forma information regarding the impact of total stock-based compensation on net income and income per share for prior periods is required by FAS 123R.

Such pro-forma information, determined as if the Company had accounted for its employee stock options and RSUs under the fair value method to measure stock-based compensation as required under the disclosure provisions of Financial Accounting Standards Board No. 123, “Accounting for Stock-Based Compensation” (FAS 123) as amended by Financial Accounting Standards Board No. 148 “Accounting for Stock-Based Compensation Transition and Disclosure” (FAS 148) during the first quarter of 2005, is illustrated in the following table:

First Quarter Ended
April 3, 2005
(amounts in thousands, except per share information)
Net income, as reported	$12,358
Add: Stock-based employee compensation expense from the Management Stock Purchase Plan included in reported net income, net of tax	158
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax:
Restricted stock units (Management Stock Purchase Plan)	(159)
Employee stock options	(170)
Pro-forma net income	$12,187

Earnings per share:
Basic-as reported	$.38
Basic-pro-forma	$.37
Diluted-as reported	$.37
Diluted-pro-forma	$.37

The fair value of each option granted is estimated on the date of grant, using the Black-Scholes-Merton Model, based on the following weighted average assumptions for 2005:

Year Ended December 31, 2005

Expected life (years)	5.8
Risk-free interest rate	4.0%
Volatility	36.2%
Dividend yield	1.0%

The fair value of each share issued under the Management Stock Purchase Plan is estimated on the date of grant, using the Black-Scholes-Merton Model, based on the following weighted average assumptions for the first quarters of 2006 and 2005:

	First Quarter Ended
	April 2, 2006	April 3, 2005

Expected life (years)	3.0	3.0
Risk-free interest rate	4.5%	3.38%
Volatility	25.7%	26.0%
Dividend yield	1.5%	1.4%

The risk-free interest rate is based upon the U.S. Treasury yield curve at the time of grant for the respective expected life of the option. The expected life (estimated period of time outstanding) of options and volatility were calculated using historical data. The expected dividend yield of stock is the Company’s best estimate of the expected future dividend yield. The Company applied an estimated forfeiture rate of 15% for its stock options and 10% for its RSUs. These rates were calculated based upon historical activity and are an estimate of granted shares not expected to vest. If actual forfeitures differ from the expected rates, the Company may be required to make additional adjustments to compensation expense in future periods.

The above assumptions were used to determine the weighted average grant-date fair value of stock options of $11.54 in 2005. Also, the weighted average grant-date fair value of RSUs granted were $13.60 and $12.41 during the first quarters of 2006 and 2005, respectively.

The Company distributed dividends of  $0.09 per share and $0.08 per share for the first quarters of 2006 and 2005, respectively, on the Company’s Class A Common Stock and Class B Common Stock to its common shareholders.

2004 Stock Incentive Plan

For a description of the 2004 Stock Incentive Plan’s terms, see Note 13 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

No options were issued during the first quarter of 2006 under the 2004 Stock Incentive Plan.  At April 2, 2006, there were 1,052,810 options granted and outstanding to certain officers and key employees. No options were forfeited during the first quarter of 2006. Total unrecognized compensation cost related to the unvested stock options was approximately $4,749,000 at April 2, 2006, and is being amortized on a straight-line basis over a five or four-year vesting period. For the first quarter of 2006, the Company recognized compensation cost of  $446,000 in selling, general and administrative expenses.

A summary of the Company’s incentive stock option activity and related information for the first quarter of 2006 is shown in the following table:

	As of April 2, 2006
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(options in thousands)
Outstanding at beginning of period	1,089	$21.70
Granted	—	—
Cancelled	—	—
Exercised	(36)	17.82
Outstanding at end of period	1,053	$21.84	$14.50
Exercisable at end of period	402	$16.25	$20.09

As of April 2, 2006, the aggregate intrinsic value of outstanding and exercisable options approximated $15,300,000 and $8,100,0000, respectively, representing the total pre-tax intrinsic value, based on the Company’s closing common stock price of $36.34 as of April 2, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised for the first quarter of 2006 was approximately $678,000. Upon exercise of options, the Company issues shares of Class A common stock.

The following table summarizes information about options outstanding at April 2, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(options in thousands)
$10.58	49	3.7	$10.58	49	$10.58
$11.75—$12.44	51	3.9	12.06	51	12.06
$15.40—$32.07	953	7.9	22.97	302	17.88
	1,053	5.1	$21.84	402	$16.25

Additionally at April 2, 2006 there were 27,038 unvested shares of restricted stock outstanding that were granted to the directors of the Company.  No restricted stock was issued or forfeited during the first quarter of 2006. Total unrecognized compensation cost related to unvested restricted stock was approximately $452,000 and is being amortized on a straight-line basis over the three-year vesting period.  For the first quarter of 2006 the Company recognized compensation cost of $80,000 in selling, general and administrative expenses. The aggregate intrinsic value of restricted stock granted and outstanding approximated $983,000 representing the total pre-tax intrinsic value, based on the Company’s closing common stock price of $36.34 as of April 2, 2006.

Management Stock Purchase Plan

For a description of the Management Stock Purchase Plan terms, see Note 13 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

There were 87,125 RSUs issued during the first quarter of 2006 with an aggregate grant-date fair value approximating $1,185,000.  At April 2, 2006, there were 353,799 RSUs granted and outstanding to certain officers and key employees. None were forfeited during the first quarter of 2006. Total unrecognized compensation cost related to unvested RSUs was approximately $2,625,000 at April 2, 2006, and is being amortized on a straight-line basis over a three-year vesting period. For the first quarter of 2006 the Company recognized compensation cost of $239,000 in selling, general and administrative expenses.

A summary of the Company’s RSUs activity and related information for the first quarter of 2006 is shown in the following table:

	As of April 2, 2006
	RSUs	Weighted Average Purchase Price	Aggregate Intrinsic Value
	(RSUs in thousands)
Outstanding at beginning of period	328	$16.02
Granted	87	23.34
Cancelled	—	—
Settled	(61)	10.44
Outstanding at end of period	354	$18.79	$17.55
Vested at end of period	155	$15.29	$21.05

As of April 2, 2006, the aggregate intrinsic value of outstanding and vested RSUs approximated $6,209,000 and $3,300,000, respectively, representing the total pre-tax intrinsic value, based on the Company’s closing common stock price of $36.34 as of April 2, 2006, which would have been received by the RSUs holders had all RSUs settled as of that date. The total intrinsic value of RSUs settled for the first quarter of 2006 was approximately $1,590,000. Upon settlement of RSUs, the Company issues shares of Class A common stock.

The following table summarizes information about RSUs outstanding at April 2, 2006:

	RSUs Outstanding			RSUs Vested
Range of Purchase Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Purchase Price	Number Vested	Weighted Average Purchase Price
	(RSUs in thousands)
$7.93—$8.34	19	—	$8.11	19	$8.11
$9.36—$9.54	5	—	9.47	5	9.47
$10.00—$12.30	23	—	10.66	23	10.66
$15.50—$23.34	307	1.9	20.22	108	20.22
	354	1.9	$18.79	155	$15.29

Shipping and Handling

The Company’s shipping costs included in selling, general and administrative expense were $8,525,000 and $6,192,000 for the first quarter of 2006 and 2005, respectively.

Research and Development

Research and development costs included in selling, general, and administrative expense were $3,172,000 and $2,919,000 for the first quarter of 2006 and 2005, respectively.

New Accounting Standards

In March 2006, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards Board Statement No. 156 “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (FAS 156). FAS 156 amends FAS Statement No.140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. FAS 156 addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting. The Company is required to adopt the provision of FAS 156 as of January 1, 2007, although earlier adoption is permitted. The Company does not expect the impact of FAS 156 will be material to the consolidated financial statements.

In February 2006 the FASB issued Financial Accounting Standards Board Statement No. 155 “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (FAS 155). FAS 155 amends FAS 133, “Accounting for Derivatives and Hedging Activities,” and FAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and allows an entity to remeasure at fair value a hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation from the host, if the holder irrevocably elects to account for the whole instrument on a fair value basis. Subsequent changes in the fair value of the instrument would be recognized in earnings. The Company is required to adopt the provision of FAS 155 as of January 1, 2007, although earlier adoption is permitted. The Company is still evaluating the impact that FAS 155 will have on the consolidated financial statements.

In May 2005, the FASB issued Financial Accounting Standards Board Statement No. 154, “Accounting Changes and Error Correction Replacement of APB Opinion No. 20 and FASB Statement No. 3” (FAS 154). FAS 154 replaces APB Opinion No. 20, “Accounting Changes” (APB 20), and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. FAS 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used. FAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. The Company applied the provisions of this statement in January 2006 and the impact was not material to the consolidated financial statements.

In December 2004, the FASB issued Financial Accounting Standards Board Statement No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (FAS 153). The amendments made by FAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this statement were applied prospectively in January 2006 and the impact was not material to the consolidated financial statements.

In November 2004, the FASB issued Financial Accounting Standards Board Statement No. 151, “Inventory Costs” (FAS 151). FAS 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for inventory costs. The provisions of this statement are effective beginning after June 15, 2005, although early application is permitted. The Company applied the provisions of this statement in January 2006 and the impact was not material to the consolidated financial statements.

3. Discontinued Operations

In September 1996, the Company divested its Municipal Water Group businesses, which included Henry Pratt, James Jones Company and Edward Barber and Company Ltd.  Costs and expenses related to the Municipal Water Group for 2006 and 2005 primarily relate to legal and settlement costs associated with the James Jones Litigation.

Condensed operating statements and balance sheets for discontinued operations is summarized below:

	First Quarter Ended
	April 2, 2006	April 3, 2005
	(in thousands)
Cost and expenses- Municipal Water Group	$(200)	$(64)
Loss before income taxes	(200)	(64)
Income tax benefit	76	25
Loss from discontinued operations, net of taxes	$(124)	$(39)

	April 2, 2006	December 31, 2005
	(in thousands)
Prepaid expenses and other assets	$260	$2,511
Deferred income taxes	7,895	7,044
Assets of discontinued operations	$8,155	$9,555
Accrued expenses and other liabilities	23,054	23,068
Liabilities of discontinued operations	$23,054	$23,068

The assets and liabilities at April 2, 2006 and December 31, 2005 primarily relate to the reserves for the James Jones Litigation.

4. Derivative Instruments

The Company uses foreign currency forward exchange contracts as a cash flow hedge to reduce the impact of currency fluctuations on certain anticipated intercompany purchase transactions that are expected to occur within the year and certain other foreign currency transactions. Related gains and losses are recognized in other income/expense when the contracts expire, which is in the same period as the underlying foreign currency denominated transaction. These contracts do not subject the Company to significant market risk from exchange movement because they offset gains and losses on the related foreign currency denominated transactions. At April 2, 2006, the fair value of the contracts was approximately $63,000.

The Company occasionally uses commodity futures contracts to fix the price on a certain portion of certain raw materials used in the manufacturing process. These contracts highly correlate to the actual purchases of the commodity and the contract values are reflected in the cost of the commodity as it is actually purchased. At April 2, 2006 and April 3, 2005 the Company had no commodity contracts.

5. Restructuring

The Company continues to implement a plan to consolidate several of its manufacturing plants in Europe. At the same time it is expanding its manufacturing capacity in China and other low cost areas of the world.  In the first quarter of 2006, the Company recorded a pre-tax charge of approximately $235,000 compared to $774,000 in the first quarter of 2005. Pre-tax costs of $412,000 were recorded in costs of goods sold in the first quarter of 2005. Costs incurred for the first quarter of 2005 included accelerated depreciation for both the expected closure of a U.S. manufacturing plant and a reduction in the estimated useful lives of certain manufacturing equipment.  Additionally, $235,000 and $362,000 were charged to restructuring and other charges in the first quarters of 2006 and 2005, respectively.  These costs represent severance related to a European restructuring including personnel reductions and the movement of manufacturing equipment to a lower cost location.

6. Earnings per Share

The following tables set forth the reconciliation of the calculation of earnings per share:

	For the First Quarter Ended April 2, 2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(amounts in thousands, except share and per share amounts)
Basic EPS
Income from continuing operations	$15,087	32,591,295	$.46
Loss from discontinued operations	(124)		—
Net income	$14,963		$.46
Effect of dilutive securities
Common stock equivalents		231,770
Diluted EPS
Income from continuing operations	$15,087		$.46
Loss from discontinued operations	(124)		—
Net income	$14,963	32,823,065	$.46

	For the First Quarter Ended April 3, 2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(amounts in thousands, except share and per share amounts)
Basic EPS
Income from continuing operations	$12,397	32,407,884	$.38
Loss from discontinued operations	(39)		—
Net income	$12,358		$.38
Effect of dilutive securities
Common stock equivalents		623,680
Diluted EPS
Income from continuing operations	$12,397		$.37
Loss from discontinued operations	(39)		—
Net income	$12,358	33,031,564	$.37

7. Segment Information

Under the criteria set forth in Financial Accounting Standards Board Statement No.131 “Disclosure about Segments of an Enterprise and Related Information”, the Company operates in three geographic segments: North America, Europe, and China. Each of these segments is managed separately and has separate financial results that are reviewed by the Company’s senior management. Sales by region are based upon location of the entity recording the sale. The accounting policies for each segment are the same as those described in the summary of significant accounting policies.

The following is a summary of our significant accounts and balances by segment, reconciled to our consolidated totals:

	North America	Europe	China	Corporate (*)	Consolidated
	(in thousands)
As of and for the quarter ended April 2, 2006
Net sales	$196,566	$72,259	$6,125	$—	$274,950
Operating income (loss)	22,402	9,570	1,015	(6,455)	26,532
Identifiable assets	734,388	314,758	82,750	—	1,131,896
Long-lived assets	102,054	48,259	26,136	—	176,449
Intangibles	78,888	13,020	2,856	—	94,764
Capital expenditures	3,388	3,181	532	—	7,101
Depreciation and amortization	4,429	2,069	1,000	—	7,498

As of and for the quarter ended April 3, 2005
Net sales	$147,477	$66,434	$5,116	$—	$219,027
Operating income (loss)	18,446	7,493	545	(5,174)	21,310
Identifiable assets	534,473	303,199	81,209	—	918,881
Long-lived assets	72,638	49,288	26,085	—	148,011
Intangibles	31,151	9,262	2,644	—	43,057
Capital expenditures	2,288	1,350	964	—	4,602
Depreciation and amortization	3,328	2,326	1,344	—	6,998

The above operating segments are presented on a basis consistent with the presentation included in the Company’s December 31, 2005 financial statements included in its Annual Report on Form 10-K.

*Corporate expenses are primarily for compensation expense, Sarbanes-Oxley compliance, professional fees, including legal and audit expenses, shareholder services and benefit administration costs. These costs are not allocated to the geographic segments as they are viewed as corporate functions that support all segments.

The North American segment consists of U.S. net sales of $182,906,000 and $136,605,000 and for the first quarter of 2006 and 2005, respectively. The North American segment also consists of U.S. long-lived assets of $95,269,000 and $67,784,000 at April 2, 2006 and April 3, 2005, respectively.

Intersegment sales in the quarter ended April 2, 2006 for North America, Europe and Asia were $1,420,000, $557,000 and $14,226,000, respectively.  Intersegment sales in the quarter ended April 3, 2005 for North America, Europe and China were $1,109,000, $1,404,000 and $9,401,000, respectively.

8. Other Comprehensive Income (Loss)

Other comprehensive income (loss) consist of the following:

	Foreign Currency Translation and Other	Pension Adjustment	Accumulated Other Comprehensive Income (Loss)
	(in thousands)

Balance December 31, 2005	$13,090	$(7,827)	$5,263
Change in period	4,611	—	4,611
Balance April 2, 2006	$17,701	$(7,827)	$9,874

Balance December 31, 2004	$32,467	$(5,849)	$26,618
Change in period	(6,885)	—	(6,885)
Balance April 3, 2005	$25,582	$(5,849)	$19,733

Accumulated other comprehensive income (loss) in the consolidated balance sheets as of April 2, 2006 and April 3, 2005 consists of cumulative translation adjustments and changes in the fair value of certain financial instruments that qualify for hedge accounting as required by FAS 133.  The Company’s total comprehensive income was as follows:

	First Quarter Ended
	April 2, 2006	April 3, 2005
	(in thousands)

Net income	$14,963	$12,358
Foreign currency translation adjustments and other	4,611	(6,885)
Total comprehensive income	$19,574	$5,473

9. Debt

On December 28, 2005, the date of closing of the Dormont Manufacturing Company (Dormont) acquisition, Dormont had long-term debt outstanding of $8,900,000 in the form of two series of taxable variable rate demand bonds (1998 Series with $1,500,000 outstanding and the 2000 Series with $7,400,000 outstanding) which, due to the provisions of the trust agreements, could only be redeemed at dates subsequent to the closing.  Each of these bonds was secured by a letter of credit from a bank, which maintained a security interest in the assets of Dormont.  As a condition of the purchase and to gain the bank’s consent to the sale of Dormont to the Company, Dormont’s former owners were required to establish a cash collateral account for the bonds in an amount equal to the potential obligation of Dormont to the bank under the letter of credit reimbursement agreements. The entire obligation under the bonds approximated $9,096,000, which represented the $8,900,000 in bond principal plus interest and related fees.  At closing, a portion of the Dormont purchase price was placed in a cash collateral account as a guarantee of payment.  The Company recorded this escrow deposit in prepaid expenses and other assets at December 31, 2005. The 1998 series bonds were repaid in full on January 17, 2006 and the 2000 series bonds were repaid in full on February 1, 2006 by the former owners using the cash collateral account.

On September 23, 2004, the Company entered into an unsecured revolving credit facility with a syndicate of banks (the revolving credit facility). The revolving credit facility provides for multi-currency unsecured borrowings and stand-by letters of credit of up to $300,000,000 and expires in September 2009. Borrowings outstanding under the revolving credit facility bear interest at a fluctuating rate per annum for an applicable percentage equal to (i) in the case of Eurocurrency rate loans, the British Bankers Association LIBOR rate plus an applicable percentage, of up to 0.875% based on the Company’s current consolidated leverage ratio and debt rating, or (ii) in the case of base rate loans and swing line loans, the higher of (a) the federal funds rate plus 0.5% and (b) the annual rate of interest announced by Bank of America, N.A. as its “prime rate.”  For first quarter of 2006 the average interest rate under the revolving credit facility for U.S. dollar borrowings was approximately 5.1% and euro based borrowings was approximately 3.1%. The revolving credit facility includes operational and financial covenants customary for facilities of this type, including, among others, restrictions on additional indebtedness, liens and investments and maintenance of certain leverage ratios. As of April 2, 2006, the Company was in compliance with all covenants related to the revolving credit facility. The Company had $84,864,000 of unused and potentially available credit under the revolving credit facility at April 2, 2006. At April 2, 2006, the Company had $137,000,000 of U.S dollar denominated debt and $45,495,000 of euro-based borrowings outstanding on its revolving credit facility. Additionally, the Company had $32,641,000 for stand-by letters of credit outstanding on its revolving credit facility at April 2, 2006. See Note 12 Subsequent Events.

Effective July 1, 2005, the Company entered into a three-year interest rate swap with a counter party for a notional amount of €25,000,000, which is outstanding under the revolving credit facility.  The Company swapped the three-month EURIBOR plus 0.6% for a fixed rate of 3.02%.  The Company has designated the swap as a hedge using the cash flow method.  At April 2, 2006, the fair value of the swap was approximately $680,000.

10.  Contingencies and Environmental Remediation

As disclosed in Part I, Item 1, “Product Liability, Environmental and Other Litigation Matters” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the Company is a party to litigation described as the James Jones Litigation and is also engaged in certain environmental remediation. There have been no material developments with respect to the Company’s contingencies and environmental remediation proceedings during the quarter ended April 2, 2006.

11.  Employee Benefit Plans

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

The components of net periodic benefit cost are as follows:

	First Quarter Ended
	April 2, 2006	April 3, 2005
	(in thousands)

Service cost—benefits earned	$887	$715
Interest costs on benefits obligation	945	838
Estimated return on assets	(875)	(790)
Prior service cost amortization	71	60
Net loss amortization	303	215
Net periodic benefit cost	$1,331	$1,038

Cash flows:

The information related to the Company’s pension funds cash flow is as follows:

	First Quarter Ended
	April 2, 2006	April 3, 2005
	(in thousands)

Employer contributions	$3,130	$1,729

12.  Subsequent Events

On April 27, 2006, the Company completed a private placement offering of $225,000,000 of 5.85% senior unsecured notes payable in April 2016.  The Company used the net proceeds from the notes to repay $147,000,000 outstanding under its revolving credit facility. Additionally, the Company amended its revolving credit facility, increasing its borrowing capacity from $300,000,000 to $350,000,000 and extending the term to April 2011.

On April 18, 2006, the Company acquired the assets and business of Changsha Valve Works (Changsha) located in Changsha, China for a purchase price of approximately $8,500,000. Changsha is a leading manufacturer of large diameter hydraulic actuated butterfly valves for thermo-power and hydro-power plants, water distribution projects and water works projects in China.

On April 5, 2006, the Company acquired the remaining 15% of the shares of Stern Rubinetti for approximately $378,000. The Company now owns 100% of Stern Rubinetti.

On April 4, 2006, the Company purchased and, simultaneously, completed a 15-year capital sale and lease back on a building located in Northern Italy from the local Italian government and, simultaneously, sold to the same local Italian government one of its facilities in Northern Italy. The purchase price of the new building approximated $16,300,000. The selling price for the Company’s existing building approximated $9,600,000, with a book value of approximately $3,100,000. Under FAS 153, a pre-tax gain of approximately $6,500,000 will be recognized in the second quarter of 2006.  The tax associated with this gain will be approximately $2,400,000, which will result in an after-tax gain of $4,100,000, or $0.12 per share, in the second quarter of 2006. This tax will be paid to the Italian tax authorities in installments over the next five years.

On April 4, 2006, the Company entered into a definitive purchase and sale agreement. The Company will be purchasing the assets of a domestic business and the stock of a Chinese company, both subsidiaries of a common parent. The purchase price is approximately $6,300,000.  The closing is subject to several conditions, including the receipt of certain government approvals.

Item 2.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Overview

The following discussion and analysis are provided to increase understanding of, and should be read in conjunction with, the accompanying unaudited consolidated financial statements and notes.  In this quarterly report on Form 10-Q, references to “the Company,” “Watts,” “we,” “us” or “our” refer to Watts Water Technologies, Inc. and its consolidated subsidiaries.

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

•  systems for under-floor radiant applications and hydraulic pump groups for gas boiler manufacturers and renewable energies applications including solar heat pumps; and

•  flexible stainless steel connectors for natural and liquid propane gas in commercial food service and residential applications.

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

We believe that the factors relating to our future growth include our ability to continue to make selective acquisitions, both in our core markets as well as new complementary markets, regulatory requirements relating to the quality and conservation of water, increased demand for clean water and continued enforcement of plumbing and building codes and a healthy economic environment. We have completed over twenty-five acquisitions since divesting our industrial and oil and gas business in 1999. Our acquisition strategy focuses on businesses that manufacture preferred brand name products that address our themes of water quality, water safety, water conservation, water flow control and related complementary markets. We target businesses that will provide us with one or more of the following: an entry into new markets, an increase in shelf space with existing customers, a new or improved technology or an expansion of the breadth of our water quality, water conservation, water safety and water flow control products for the residential and commercial markets. In the first quarter of 2006, sales from acquisitions contributed approximately 17% to our total sales growth over the comparable period of 2005.

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

We require substantial amounts of raw materials to produce our products, including bronze, brass, cast iron, steel and plastic, and substantially all of the raw materials we require are purchased from outside sources. We have experienced increases in the costs of certain raw materials, particularly copper. Bronze and brass are copper-based alloys. From December 31, 2005 to April 2, 2006, spot copper cost increased approximately 15.7%.

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

Another risk we face in all areas of our business is competition. We consider brand preference, engineering specifications, code requirements, price, technological expertise, delivery times and breadth of product offerings to be the primary competitive factors. As mentioned previously, we believe that product development, product testing capability and investment in plant and equipment is needed to manufacture products in compliance with code requirements, which represents a barrier to entry for competitors. We are committed to maintaining our capital equipment at a level consistent with current technologies, and thus we expect to spend approximately $25,000,000 in 2006. We are committed to expanding our manufacturing capacity in lower cost countries such as China, Tunisia and Bulgaria. These manufacturing plant relocations and consolidations are an important part of our ongoing commitment to reduce production costs.

Recent Developments

As of May 4, 2006, the spot price for copper increased approximately 36.8% from April 2, 2006.

On April 27, 2006, we completed a private placement offering of $225,000,000 of 5.85% senior unsecured notes payable in April 2016. We will use the net proceeds from the notes to repay $147,000,000 outstanding under our revolving credit facility. Additionally, we amended our revolving credit facility, increasing our borrowing capacity from $300,000,000 to $350,000,000 and extending the term to April 2011.

On April 18, 2006, we acquired the assets and business of Changsha Valve Works (Changsha) located in Changsha, China for a purchase price of approximately $8,500,000. Changsha is a leading manufacturer of large diameter hydraulic actuated butterfly valves for thermo-power and hydro-power plants, water distribution projects and water works projects in China. This acquisition strengthens our position in China’s water market.

On April 5, 2006, we acquired the remaining 15% of the shares of Stern Rubinetti for approximately $378,000. We now own 100% of Stern Rubinetti.

On April 4, 2006, we purchased and, simultaneously, completed a 15-year capital sale and lease back on a building located in Northern Italy from the local Italian government and, simultaneously, sold to the same local Italian government one of our facilities in Northern Italy. The purchase price of the new building approximated $16,300,000. The selling price for our existing building approximated $9,600,000, with a book value of approximately $3,100,000. Under FAS 153, a pre-tax gain of approximately $6,500,000 will be recognized in the second quarter of 2006.  The tax associated with this gain will be approximately $2,400,000, which will result in an after-tax gain of $4,100,000, or $0.12 per share, in the second quarter of 2006. This tax will be paid to the Italian tax authorities in installments over the next five years.

On April 3, 2006, we appointed Gregory J. Michaud as Executive Vice President of Human Resources.  Prior to joining our Company, Mr. Michaud served as Vice President, Human Resources of the Compact Equipment division of Ingersoll-Rand Company Limited, a diversified industrial company providing products, services and integrated solutions to industries ranging from transportation and manufacturing to food retailing, construction, and agriculture, from June 2003 through March 2006.  Mr. Michaud served as Vice President, Human Resources of the Productivity Solutions division of Ingersoll-Rand from January 2003 to June 2003 and as Director, Human Resources & Corporate Organizational Planning of Ingersoll-Rand from June 2000 to December 2002.  Mr. Michaud also served as Human Resource Director, Human Resource — Organizational Development & Strategy of UnumProvident Corporation, a provider of group and individual income protection insurance in the United States and United Kingdom, from 1999 to 2000 and as Human Resource Business Partner, Central & Southern Regions of UnumProvident from 1998 to 1999.

Acquisitions

On December 28, 2005, we acquired 100% of the stock of Dormont Manufacturing Company (Dormont) located in Export, Pennsylvania, for approximately $95,017,000 net of cash acquired of approximately $1,505,000. The preliminary allocations for goodwill and intangible assets are approximately $38,362,000 and $38,600,000, respectively. The amount recorded as intangible assets is primarily for customer relationships that have estimated 13-year lives and trade names with indefinite lives. Dormont provides flexible stainless steel connectors for natural and liquid propane gas. Dormont works with appliance OEM’s to provide internal component assemblies and private label gas connectors, which are sold under the OEM brand with the appliance in multiple leading retail chains. Dormont also supplies residential gas connectors through multiple trade channels and home improvement retailers. Dormont provides a core-plumbing product which is complimentary to our existing water product lines.

On December 2, 2005, we acquired 100% of the stock of Core Industries Inc. (Core) from SPX Corporation for approximately $45,600,000 in cash. Core consists of FEBCO, Mueller Steam Specialty and Polyjet Valves product lines. The preliminary allocations for goodwill and intangible assets are approximately $10,865,000 and $8,420,000, respectively. The amount recorded as intangible assets is primarily for trade names with indefinite lives and customer relationships that have estimated 12-year lives.  FEBCO is a manufacturer of backflow prevention valves and has a strong presence in both residential and commercial landscape irrigation. Mueller Steam Specialty allows us to expand into large diameter commercial strainers and check valves. Polyjet Valves offers a customized sleeve valve, which is used in severe service applications to provide precise flow and pressure control. We expect that this acquisition will allow us to offer a broader product line, improve operating efficiencies and provide better customer service.

On November 4, 2005, we acquired the assets of Flexflow Tubing LLP (Flexflow), located in Langley, British Columbia, Canada for approximately $6,200,000. The purchase agreement contains an earn-out provision to be calculated over a five-year period ending December 31, 2010.  Earn-out payments under the purchase agreement, if any, will not exceed $4,300,000 and will be treated as additional purchase price.  Flexflow manufactures pex tubing for potable and non-potable applications. The allocations for goodwill and intangible assets are approximately $3,180,000 and $868,000, respectively. The amount recorded as intangible assets is primarily for customer relationships that have estimated 12-year lives.  The acquisition of Flexflow is consistent with our strategy to increase our presence in the under floor radiant heating and potable water markets. This acquisition allows us to expand our presence in the market for flexible pex pipes for hot and cold-water transport.

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

Results of Operations

First Quarter Ended April 2, 2006 Compared to First Quarter Ended April 3, 2005

Net Sales.  Our business is reported in three geographic segments: North America, Europe and China. Our net sales in each of these segments for each of the first quarters ended 2006 and 2005 were as follows:

	First Quarter Ended April 2, 2006		First Quarter Ended April 3, 2005			% Change to Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales
	(dollars in thousands)
North America	$196,566	71.5%	$147,477	67.3%	$49,089	22.4%
Europe	72,259	26.3	66,434	30.3	5,825	2.7
China	6,125	2.2	5,116	2.4	1,009.4
Total	$274,950	100%	$219,027	100%	$55,923	25.5%

The increase in net sales is attributable to the following:

					Change As a % of Consolidated Net Sales				Change As a % of Segment Net Sales
	North America	Europe	China	Total	North America	Europe	China	Total	North America	Europe	China
	(dollars in thousands)
Internal growth	$13,967	$8,450	$838	$23,255	6.4%	3.9%	.4%	10.7%	9.5%	12.7%	16.4%
Foreign exchange	806	(5,435)	171	(4,458)	.4	(2.5)	—	(2.1)	.5	(8.2)	3.3
Acquisitions	34,316	2,810	—	37,126	15.6	1.3	—	16.9	23.3	4.2	—
Total	$49,089	$5,825	$1,009	$55,923	22.4%	2.7%	.4%	25.5%	33.3%	8.7%	19.7%

The internal growth in net sales in North America is due to increased price and unit sales in certain product lines into both the wholesale and DIY markets. Our wholesale market in the first quarter of 2006, excluding the sales from the acquisitions of Alamo, Savard, Flexflow, Core and Dormont, grew by 9.4% compared to the first quarter of 2005, primarily due to increased sales of water pressure regulators, relief valves and backflow preventer units, as well as in our plumbing and under-floor radiant heating product lines. Our sales into the North American DIY market in the first quarter of 2006 increased by 9.6% compared to the first quarter of 2005 primarily due to increased sales of fittings and supply lines and plumbing and under-floor radiant heating product lines.

The increase in net sales due to foreign exchange in North America is due to the Canadian dollar appreciating against the U.S. dollar. We cannot predict whether the Canadian dollar will continue to appreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

The acquired growth in net sales in North America is due to the inclusion of net sales of Alamo, acquired on June 20, 2005, Savard, acquired on July 8, 2005, Flexflow, acquired on November 4, 2005, Core, acquired on December 2, 2005 and Dormont, acquired on December 28, 2005.

The internal sales growth in Europe was broad based with most markets and channels exhibiting improvement. Our wholesale and OEM market in the first quarter of 2006, excluding the sales from the acquisitions of Electro Controls and Microflex, grew by 11.8% and 13.6%, respectively, compared to the first quarter of 2005.

The decrease in net sales due to foreign exchange in Europe is primarily due to the depreciation of the euro against the U.S. dollar. We cannot predict whether the euro will continue to depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

The acquired growth in net sales in Europe is due to the inclusion of the net sales of Electro Controls, acquired on May 11, 2005 and Microflex, acquired on July 5, 2005.

The internal sales growth in China was due to increased sales into the domestic and export markets. Additionally, the yuan strengthened against the U.S. dollar.

Gross Profit.  Gross profit for the first quarter of 2006 increased $18,440,000, or 23.8%, compared to the first quarter of 2005. The increase in gross profit is attributable to the following:

	(in thousands)	% Change

Internal growth	$8,736	11.3%
Foreign exchange	(1,330)	(1.7)
Acquisitions	10,622	13.7
Restructuring	412.5
Total	$18,440	23.8%

The internal growth in gross profit is primarily due to the North American segment, which increased internal gross profits by $4,971,000. This increase is primarily due to increased sales of products to wholesalers, partially offset by inventory step-up costs associated with the acquisitions of Core and Dormont.  The net decrease in gross profit from foreign exchange is primarily due to the depreciation of the euro against the U.S. dollar.  The increase in gross profit from acquisitions is due to the inclusion of gross profit from Electro Controls, Alamo, Microflex, Savard, Flexflow, Core and Dormont.

The increase in gross profit includes decreased manufacturing restructuring and other costs.  In the first quarter of 2006 we did not have any charges to cost of sales as compared to $412,000 in the first quarter of 2005 for accelerated depreciation and other costs.

Selling, General and Administrative Expenses.  Selling, General and Administrative, or SG&A expenses, for the first quarter of 2006 increased $13,345,000, or 24.0%, compared to the first quarter of 2005.  The increase in SG&A expenses is attributable to the following:

	(in thousands)	% Change

Internal growth	$6,168	11.1%
Foreign exchange	(855)	(1.5)
Acquisitions	8,032	14.4
Total	$13,345	24.0%

The internal increase in SG&A expenses is primarily due to increased variable selling expenses due to increased sales volumes, increased insurance costs from a reclassification of product liability costs from costs of sales to SG&A expenses and incremental compensation costs incurred for compliance with FAS 123R, partially offset by lower costs for complying with Section 404 of the Sarbanes-Oxley Act of 2002 (SOX) and lower earn-out costs related to a prior acquisition.  The decrease in SG&A expenses from foreign exchange is primarily due to the depreciation of the euro against the U.S. dollar partially offset by the Canadian dollar and yuan appreciating against the U.S. dollar.  The increase in SG&A expenses from acquisitions is due to the inclusion of Electro Controls, Alamo, Microflex, Savard, Flexflow, Core and Dormont.

Operating Income.  Operating income by geographic segment for each of the first quarters ended 2006 and 2005 were as follows:

	First Quarter Ended			% Change to Consolidated
	April 2, 2006	April 3, 2005	Change	Operating Income
	(dollars in thousands)

North America	$22,402	$18,446	$3,956	18.6%
Europe	9,570	7,493	2,077	9.7
China	1,015	545	470	2.2
Corporate	(6,455)	(5,174)	(1,281)	(6.0)
Total	$26,532	$21,310	$5,222	24.5%

The increase in operating income is attributable to the following:

						Change					Change
						As a% of Consolidated Operating Income					As a% of Segment Operating Income
	North America	Europe	China	Corp.	Total	North America	Europe	China	Corp.	Total	North America	Europe	China	Corp.
	(dollars in thousands)
Internal growth	$1,474	$1,936	$439	$(1,281)	$2,568	6.9%	9.1%	2.1%	(6.0)%	12.1%	8.0%	25.8%	80.5%	(24.7)%
Foreign exchange	172	(678)	31	—	(475)	.8	(3.2)	.1	—	(2.3)	.9	(9.1)	5.7	—
Acquisitions	1,912	678	—	—	2,590	9.0	3.2	—	—	12.2	10.4	9.1	—	—
Restructuring	398	141	—	—	539	1.9	.6	—	—	2.5	2.2	1.9	—	—
Total	$3,956	$2,077	$470	$(1,281)	$5,222	18.6%	9.7%	2.2%	(6.0)%	24.5%	21.5%	27.7%	86.2%	(24.7)%

The internal growth in North America is primarily due to our increased gross profit in the wholesale market, benefits resulting from our completed manufacturing restructuring projects and product outsourcing, partially offset by increased net SG&A expense. In the first quarter of 2006 we did not record any costs associated with our manufacturing restructuring plan compared to $398,000 for the same period in 2005. The acquired growth is due to the inclusion of operating income from of Alamo, Savard, Flexflow, Core and Dormont.

The internal growth in Europe is primarily due to our increased gross profit in both the wholesale and OEM markets, benefits resulting from our completed manufacturing restructuring projects, partially offset by increased net SG&A expense.  In the first quarter of 2006, we recorded $235,000 of costs associated with our manufacturing restructuring plan compared $376,000 for the same period in 2005.  We expect to record approximately $1,100,000 during the remainder of 2006 for estimated costs associated with the European manufacturing restructuring plan. The decrease in operating income from foreign exchange is primarily due to the depreciation of the euro against the U.S. dollar. We cannot predict whether the euro will continue to depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our operating income. The acquired growth in Europe is due to the inclusion of the operating income from Electro Controls and Microflex.

The increase in internal growth in China of $439,000 is primarily attributable to improved manufacturing efficiencies associated with our wholly owned manufacturing plant in Tianjin, partially offset by increased net SG&A expense.

The decrease in internal operating income in Corporate of $1,281,000 is primarily attributable to incremental compensation costs incurred for compliance with FAS 123R, increased audit costs and increased pension costs, partially offset by lower costs incurred for compliance with SOX.

Interest Expense.  Interest expense increased $1,671,000, or 66.3%, for the first quarter of 2006 compared to the first quarter of 2005, primarily due to increased debt levels for acquisitions made in 2005 and an increase in the average variable rates charged on the revolving credit facility.

We have entered into an interest rate swap for a notional amount of €25,000,000 outstanding on our revolving credit facility. We swapped the variable rate from the revolving credit facility, which is three month EURIBOR plus 0.6%, for a fixed rate of 3.02%. The impact of the swap was immaterial to the overall interest expense.

Income Taxes.  Our effective rate for continuing operations decreased to 34.6 % in the first quarter of 2006, from 35.2% for the first quarter of 2005.  The decrease is primarily due to a shift of earnings mix to Europe and China. This decrease was partially offset by increased earnings in Italy and France, which have higher rates than the overall average rate in Europe.

Income From Continuing Operations.  Income from continuing operations for the first quarter of 2006 increased $2,690,000, or 21.7%, to $15,087,000, or $0.46 per common share, from $12,397,000, or $0.37 per common share, for the first quarter of 2005, in each case, on a diluted basis. The depreciation of the euro, offset by appreciation of the Canadian dollar and Chinese yuan against the U.S. dollar resulted in a negative impact on income from continuing operations of $0.01 per share for the first quarter of 2006 compared to the comparable period last year. We cannot predict whether the euro, Canadian dollar or yuan will continue to depreciate or appreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net income.  Income from continuing operations for the first quarter of 2006 and 2005 include net costs incurred for our restructuring plan of $149,000, or ($0.00) per share and $496,000, or ($0.02) per share, respectively.

Loss From Discontinued Operations.  We recorded a charge net of tax to discontinued operations for the first quarters of 2006 and 2005 of $124,000, or $0.00 per common share, and $39,000, or $0.00 per common share, respectively, in each case, on a diluted basis. These charges are primarily attributable to legal fees associated with the James Jones litigation, as described in Part I, Item 1. “Business-Product Liability, Environmental and Other Litigation Matters” in our Annual Report on Form 10-K for the year ended December 31, 2005.”

Liquidity and Capital Resources

We used $11,046,000 of cash to fund continuing operations for the first quarter of 2006. We experienced an increase in accounts receivable in North America and Europe. This increase is primarily due to sales volume.  Additionally, we experienced an increase in inventories in North America, Europe and China. A portion of this overall increase is due to increased costs of raw material. The increase in inventory in Europe is primarily due to increased safety stocks while we continue with our manufacturing restructuring plan.  North American and China inventories increased primarily due to increased cost of raw materials and seasonality.  In addition, in the first quarter of 2006 cash was used to pay 2005 accrued incentives.

We used $6,478,000 of net cash from investing activities for the first quarter of 2006 primarily from investments in capital equipment.  Capital expenditures were primarily for manufacturing machinery and equipment as part of our ongoing commitment to improve our manufacturing capabilities. We expect to invest an additional  $18,000,000 in capital equipment in 2006. We received proceeds from a sale of one of our German buildings of approximately $1,300,000 during the first quarter of 2006.

We generated $16,116,000 of net cash from financing activities for the first quarter of 2006 primarily through increased borrowings in the U.S. and proceeds from the exercise of stock options, partially offset by dividend payments and payments of debt.

In April 2006, we amended our revolving credit facility with a syndicate of banks. The facility was amended to provide for multi-currency unsecured borrowings and stand-by letters of credit of up to $350,000,000 and matures in April 2011. The original facility provided $300,000,000 in borrowings and would have expired in September 2009. The revolving credit facility is being used to support our acquisition program, working capital requirements and for general corporate purposes.

Outstanding indebtedness under the revolving credit facility bears interest at a rate determined by the type of loan plus an applicable margin determined by our debt rating, depending on the applicable base rate and our bond rating. For first quarter of 2006 the average interest rate under the revolving credit facility for U.S. dollar borrowings was approximately 5.1% and euro based borrowings was approximately 3.1%. The revolving credit facility includes operational and financial covenants customary for facilities of this type, including, among others, restrictions on additional indebtedness, liens and investments and maintenance of certain leverage ratios. As of April 2, 2006, we were in compliance with all covenants related to the revolving credit facility. We had $84,864,000 of unused and potentially available credit under the revolving credit facility at April 2, 2006. At April 2, 2006, we had $137,000,000 of U.S dollar denominated debt and $45,495,000 of euro-based borrowings outstanding on our revolving credit facility. Additionally, we had $32,641,000 for stand-by letters of credit outstanding on our revolving credit facility at April 2, 2006.

Effective July 1, 2005, we entered into a three-year interest rate swap with a counter party for a notional amount of €25,000,000, which is outstanding under the original revolving credit facility.  We swapped the three-month EURIBOR plus 0.6% for a fixed rate of 3.02%.  We designated the swap as a hedge using the cash flow method.  At April 2, 2006, the fair value of the swap was approximately $680,000.

We generated $1,261,000 of net cash from discontinued operations. During the first quarter of 2006, we received approximately $16,500 in cash as an indemnification payment for settlement costs we incurred in the James Jones case. This cash has been recorded as a liability at April 2, 2006 because of the possibility that we might have to reimburse the insurance company if it is ultimately successful with a future appeal. We also received approximately $2,372,000 in cash for reimbursement of defense costs related to the James Jones case. During the first quarter of 2006, we paid approximately $121,000 for defense costs and approximately $195,000 for indemnity costs we incurred in the James Jones case.

Working capital (defined as current assets less current liabilities) as of April 2, 2006 was $333,350,000 compared to $305,092,000 as of December 31, 2005. This increase is primarily due to increases in inventories and accounts receivable. The ratio of current assets to current liabilities was 2.5 to 1 as of April 2, 2006 compared to 2.4 to 1 as of December 31, 2005. Cash and cash equivalents were $45,677,000 as of April 2, 2006 compared to $45,758,000 as of December 31, 2005.

We anticipate that available funds from current operations, existing cash and other sources of liquidity will be sufficient to meet current operating requirements and anticipated capital expenditures for at least the next 12 months. However, we may have to consider external sources of financing for any large future acquisitions.

Our long-term contractual obligations as of April 2, 2006 are presented in the following table:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt obligations, including current maturities (a) (c)	$315,650	$7,391	$321	$232,925	$75,013
Operating lease obligations	24,922	4,472	8,269	4,271	7,910
Capital lease obligations (a)	1,156	467	350	178	161
Pension contributions	7,536	6,485	171	88	792
Other (b)	45,542	27,664	5,815	2,386	9,677
Total	$394,806	$46,479	$14,926	$239,848	$93,553

(a)  as recognized in the consolidated balance sheet

(b)  includes acquisition related agreements, recent capital sale lease back, commodity and capital expenditure commitments at April 2, 2006

(c)  upon completion of the private placement offering and amended revolving credit facility on April 27, 2006, approximately $137,000,000 of debt due in “3-5 years” would be classified as “more than 5 years”

We maintain letters of credit that guarantee our performance or payment to third parties in accordance with specified terms and conditions. Amounts outstanding were approximately $44,993,000 as of April 2, 2006 and $48,651,000 as of December 31, 2005. Our letters of credit are primarily associated with insurance coverage and to a lesser extent foreign purchases and generally expire within one year of issuance. These instruments may exist or expire without being drawn down, therefore they do not necessarily represent future cash flow obligations.

We own a 20% interest in www.plumbworld.co.uk Limited (Plumbworld), a variable interest entity. Plumbworld is primarily an e-business that sells bathroom and sanitary appliances, as well as plumbing and heating products, tools and plumbing consumables. Its latest fiscal year sales were approximately $11,600,000. We have a nominal investment of approximately $500 in Plumbworld and maintain a loan receivable in the amount of approximately $401,000 with Plumbworld. We have entered into an agreement with the majority shareholders of Plumbworld to exchange our 20% ownership interest for full receipt of our loan receivable.  We expect to receive installment payments through September 2006, at which time we will relinquish our shares in Plumbworld. We continue to account for our investment in Plumbworld using the equity method.

Application of Critical Accounting Policies and Key Estimates

The preparation of our consolidated financial statements in accordance with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported. A critical accounting estimate is an assumption about highly uncertain matters and could have a material effect on the consolidated financial statements if another, also reasonable, amount were used, or, a change in the estimate is reasonably likely from period to period. We base our assumptions on historical experience and on other estimates that we believe are reasonable under the circumstances. Actual results could differ significantly from these estimates. There were no changes in accounting policies or significant changes in accounting estimates during the first quarter of 2006.

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

We uniformly consider current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. We also aggressively monitor the creditworthiness of our largest customers, and periodically review customer credit limits to reduce risk. If circumstances relating to specific customers change or unanticipated changes occur in the general business environment, our estimates of the recoverability of receivables could be further adjusted.

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

Goodwill and other intangibles

We adopted Financial Accounting Standards Board Statement No. 142 “Goodwill and Other Intangible Assets” (FAS 142) on January 1, 2002, and as a result we no longer amortize goodwill. Goodwill and intangible assets with indefinite lives are tested annually for impairment in accordance with the provisions of FAS 142. We use judgment in assessing whether assets may have become impaired between annual impairment tests. We perform our annual test for indications of goodwill impairment on the last day of our fiscal October, which is October 29 for fiscal 2006.

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

Product liability and workers’ compensation costs

Because of retention requirements associated with our insurance policies, we are generally self-insured for potential product liability claims and for workers’ compensation costs associated with workplace accidents. For product liability cases in the U.S., management estimates expected settlement costs by utilizing loss reports provided by our third-party administrators as well as developing internal historical trend factors based on our specific claims experience. Management utilizes the internal trend factors that reflect final expected settlement costs. In other countries, we maintain insurance coverage with relatively high deductible payments, as product liability claims tend to be smaller than those experienced in the U.S. Changes in the nature of claims or the actual settlement amounts could affect the adequacy of this estimate and require changes to the provisions.

Workers’ compensation liabilities in the U.S. are recognized for claims incurred (including claims incurred but not reported) and for changes in the status of individual case reserves. At the time a workers’ compensation claim is filed, a liability is estimated to settle the claim. The liability for workers’ compensation claims is determined based on management’s estimates of the nature and severity of the claims and based on analysis provided by third party administrators and by various state statutes and reserve requirements. We have developed our own trend factors based on our specific claims experience. In other countries where workers’ compensation costs are applicable, we maintain insurance coverage with limited deductible payments. Because the liability is an estimate, the ultimate liability may be more or less than reported.

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

Our foreign subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials and are denominated in European currencies or the U.S. or Canadian dollar. We use foreign currency forward exchange contracts to manage the risk related to intercompany purchases that occur during the course of a year and certain open foreign currency denominated commitments to sell products to third parties. For the first quarters of 2006 and 2005, the amounts recorded in other comprehensive income for the change in the fair value of such contracts was immaterial.

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

We purchase significant amounts of bronze ingot, brass rod, cast iron, steel and plastic, which are utilized in manufacturing our many product lines. Our operating results can be adversely affected by changes in commodity prices if we are unable to pass on related price increases to our customers. We manage this risk by monitoring related market prices, working with our suppliers to achieve the maximum level of stability in their costs and related pricing, seeking alternative supply sources when necessary and passing increases in commodity costs to our customers, to the maximum extent possible, when they occur. Additionally, on a limited basis, we use commodity futures contracts to manage this risk, but we did not in the first quarters of 2006 and 2005.

Item 4.  Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures.  In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. The effectiveness of our disclosure controls and procedures is also necessarily limited by the staff and other resources available to us and the geographic diversity of our operations. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There was no change in our internal control over financial reporting that occurred during the quarter ended April 2, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  In connection with these rules, we will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Part II — OTHER INFORMATION

Item l.   Legal Proceedings

During the period covered by this quarterly report on Form 10-Q, there were no material developments with respect to our legal proceedings described in our annual report on form 10-K for the year ended December 31, 2005.

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2005.

This report includes statements which are not historical facts and are considered forward looking within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements reflect Watts Water Technologies, Inc.’s current views about future results of operations and other forward-looking information.  In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will” and “would” or similar words. You should not rely on forward-looking statements because Watts’ actual results may differ materially from those indicated by these forward-looking statements as a result of a number of important factors.  These factors include, but are not limited to, the following:  shortages in and pricing of raw materials and supplies including recent cost increases by suppliers of raw materials and our ability to pass these costs on to customers, loss of market share through competition, introduction of competing products by other companies, pressure on prices from competitors, suppliers, and/or customers, the identification and disclosure of material weaknesses in our internal control over financial reporting, failure to expand our markets through acquisitions, failure or delay in developing new products, lack of acceptance of new products, failure to manufacture products that meet required performance and safety standards, foreign exchange rate fluctuations, cyclicality of industries, such as plumbing and heating wholesalers and home improvement retailers, in which the Company markets certain of its products, economic factors, such as the levels of housing starts and remodeling, affecting the markets where the Company’s products are sold, manufactured, or marketed, environmental compliance costs, product liability risks, the results and timing of the Company’s manufacturing restructuring plan, changes in the status of current litigation, including the James Jones case, and other risks and uncertainties discussed under the heading “Item 1 A. Risk Factors” in the Watts Water Technologies, Inc. Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities Exchange Commission and other reports Watts files from time to time with the Securities and Exchange Commission.

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

WATTS WATER TECHNOLOGIES, INC.

Date:	May 11, 2006	By:	/s/ Patrick S. O’Keefe
Patrick S. O’Keefe
Chief Executive Officer

Date:	May 11, 2006	By:	/s/ William C. McCartney
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

(1)   Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-11499) for the quarter ended July 3, 2005.

(2)   Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (File No. 333-105989) filed with the Securities and Exchange Commission on June 10, 2003.

(3)   Incorporated by reference to Note 6 to the Notes to Consolidated Financial Statements included in this Report.