Form 10-Q
period 2006-07-02
WATTS WATER TECHNOLOGIES INC
filed 2006-08-11
CIK 795403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 2, 2006
or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number 001-11499

WATTS WATER TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-2916536
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

815 Chestnut Street, North Andover, MA	01845
(Address of principal executive offices)	(Zip Code)

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

Large Accelerated filer ☒	Accelerated filer ☐	Non-Accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2006
Class A Common Stock, $.10 par value	25,366,795

Class B Common Stock, $.10 par value	7,293,880

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share information)

(Unaudited)

	July 2, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$109,364	$45,758
Trade accounts receivable, less allowance for doubtful accounts of $9,632 at July 2, 2006 and $9,296 at December 31, 2005	218,878	177,364
Inventories, net:
Raw materials	106,148	84,087
Work in process	31,548	23,201
Finished goods	160,137	135,549
Total Inventories	297,833	242,837
Prepaid expenses and other assets	20,952	25,361
Deferred income taxes	33,265	27,540
Assets of discontinued operations	8,055	9,555
Total Current Assets	688,347	528,415
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	395,485	328,812
Accumulated depreciation	(179,991)	(163,813)
Property, plant and equipment, net	215,494	164,999
OTHER ASSETS:
Goodwill	346,815	296,636
Other, net	124,312	110,920
TOTAL ASSETS	$1,374,968	$1,100,970

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$110,480	$91,053
Accrued expenses and other liabilities	83,218	67,071
Accrued compensation and benefits	34,406	28,496
Current portion of long-term debt	7,789	13,635
Liabilities of discontinued operations	23,003	23,068
Total Current Liabilities	258,896	223,323
LONG-TERM DEBT, NET OF CURRENT PORTION	452,966	293,350
DEFERRED INCOME TAXES	40,280	24,803
OTHER NONCURRENT LIABILITIES	49,825	32,187
MINORITY INTEREST	7,698	7,831

STOCKHOLDERS’ EQUITY:
Preferred Stock, $.10 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Class A Common Stock, $.10 par value; 80,000,000 shares authorized; 1 vote per share; issued and outstanding: 25,366,785 shares at July 2, 2006 and 25,205,210 shares at December 31, 2005	2,537	2,521
Class B Common Stock, $.10 par value; 25,000,000 shares authorized; 10 votes per share; issued and outstanding: 7,293,880 shares at July 2, 2006 and 7,343,880 shares at December 31, 2005	729	734
Additional paid-in capital	145,677	142,694
Retained earnings	399,645	368,264
Accumulated other comprehensive income	16,715	5,263
Total Stockholders’ Equity	565,303	519,476
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,374,968	$1,100,970

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share information)
(Unaudited)

	Second Quarter Ended
	July 2, 2006	July 3, 2005
Net sales	$300,175	$228,183
Cost of goods sold	193,816	147,000
GROSS PROFIT	106,359	81,183
Selling, general & administrative expenses	73,799	56,886
Restructuring and other charges	(5,676)	96
OPERATING INCOME	38,236	24,201
Other (income) expense:
Interest income	(891)	(329)
Interest expense	4,952	2,567
Minority interest	58	72
Other	(986)	(90)
	3,133	2,220
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	35,103	21,981
Provision for income taxes	12,560	7,993
INCOME FROM CONTINUING OPERATIONS	22,543	13,988
Loss from discontinued operations, net of taxes	(97)	(75)
NET INCOME	$22,446	$13,913

BASIC EPS
Income per share:
Continuing operations	$.69	$.43
Discontinued operations	—	—
NET INCOME	$.69	$.43
Weighted average number of shares	32,654	32,475

DILUTED EPS
Income per share:
Continuing operations	$.68	$.42
Discontinued operations	—	—
NET INCOME	$.68	$.42
Weighted average number of shares	33,038	33,077

Dividends per share	$.09	$.08

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share information)

(Unaudited)

	Six Months Ended
	July 2, 2006	July 3, 2005
Net sales	$575,125	$447,210
Cost of goods sold	372,948	288,649
GROSS PROFIT	202,177	158,561
Selling, general & administrative expenses	142,850	112,592
Restructuring and other charges	(5,441)	458
OPERATING INCOME	64,768	45,511
Other (income) expense:
Interest income	(1,309)	(638)
Interest expense	9,144	5,088
Minority interest	142	137
Other	(1,386)	(177)
	6,591	4,410
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	58,177	41,101
Provision for income taxes	20,547	14,716
INCOME FROM CONTINUING OPERATIONS	37,630	26,385
Loss from discontinued operations, net of taxes	(221)	(114)
NET INCOME	$37,409	$26,271

BASIC EPS
Income per share:
Continuing operations	$1.15	$.81
Discontinued operations	—	—
NET INCOME	$1.15	$.81
Weighted average number of shares	32,623	32,442

DILUTED EPS
Income per share:
Continuing operations	$1.14	$.80
Discontinued operations	(.01)	—
NET INCOME	$1.13	$.80
Weighted average number of shares	33,015	33,032

Dividends per share	$.18	$.16

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended
	July 2, 2006	July 3, 2005
OPERATING ACTIVITIES
Income from continuing operations	$37,630	$26,385
Adjustments to reconcile net income from continuing operations to net cash provided by (used in) continuing operating activities:
Depreciation	13,703	12,189
Amortization	3,195	1,037
Stock-based compensation	1,215	—
Deferred income taxes	(3,348)	(1,343)
(Gain) loss on disposal of property, plant and equipment	(6,655)	223
Other	(688)	—
Changes in operating assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable	(16,375)	(25,780)
Inventories	(24,959)	(17,783)
Prepaid expenses and other assets	(3,544)	(3,051)
Accounts payable, accrued expenses and other liabilities	9,976	281
Net cash provided by (used in) operating activities	10,150	(7,842)

INVESTING ACTIVITIES
Additions to property, plant and equipment	(29,792)	(9,338)
Proceeds from the sale of property, plant and equipment	26,486	122
Proceeds from sale of securities	—	26,600
Increase in other assets	(670)	(223)
Business acquisitions, net of cash acquired	(82,014)	(28,178)
Net cash used in investing activities	(85,990)	(11,017)

FINANCING ACTIVITIES
Proceeds from long-term borrowings	339,775	32,584
Payments of long-term debt	(192,393)	(9,869)
Proceeds from exercise of stock options	1,528	2,380
Tax benefit of options exercised	251	—
Debt issue costs	(2,414)	—
Payment of capital lease	(3,181)	—
Dividends	(6,028)	(5,222)
Net cash provided by financing activities	137,538	19,873
Effect of exchange rate changes on cash and cash equivalents	695	(519)
Net cash provided by (used in) operating activities of discontinued operations	1,213	(172)
INCREASE IN CASH AND CASH EQUIVALENTS	63,606	323
Cash and cash equivalents at beginning of period	45,758	65,913
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$109,364	$66,236

NON CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of businesses:
Fair value of assets acquired	$142,104	$32,349
Cash paid, net of cash acquired	82,014	28,178
Liabilities assumed	$60,090	$4,171

Acquisitions of fixed assets under capital lease	$15,957	$—
Retirement of variable rate demand bonds with cash collateral	$8,900	$—

CASH PAID FOR
Interest	$7,832	$3,680
Taxes	$19,394	$16,421

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in Watts Water Technologies, Inc.’s Consolidated Balance Sheet as of July 2, 2006, its Consolidated Statements of Operations for the second quarter and six months ended July 2, 2006 and the second quarter and six months ended July 3, 2005, and its Consolidated Statements of Cash Flows for the six months ended July 2, 2006 and the six months ended July 3, 2005.

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

Goodwill and Long-Lived Assets

The changes in the carrying amount of goodwill by geographic segments from December 31, 2005 to July 2, 2006 are as follows:

	North America	Europe	China	Total
	(in thousands)

Carrying amount at the beginning of period	$193,597	$97,438	$5,601	$296,636
Goodwill acquired during the period	1,142	36,209	7,808	45,159
Adjustments to goodwill during the period	(322)	—	—	(322)
Effect of change in exchange rates used for translation	187	5,103	52	5,342
Carrying amount at end of period	$194,604	$138,750	$13,461	$346,815

Other intangible assets include the following and are presented in “Other Assets: Other, net”, in the July 2, 2006 Consolidated Balance Sheet:

	Gross Carrying Amount	Accumulated Amortization
	(in thousands)

Patents	$9,659	$(4,872)
Other	72,378	(7,692)
Total amortizable intangibles	82,037	(12,564)
Intangible assets not subject to amortization	42,058	—
Total	$124,095	$(12,564)

Aggregate amortization expense for amortized other intangible assets for the second quarters of 2006 and 2005 was $1,800,000 and $518,000, respectively, and for the six-month periods of 2006 and 2005 was $3,195,000 and $1,037,000, respectively. Additionally, future amortization expense on other intangible assets will be approximately $4,054,000 for the remainder of 2006, $7,738,000 for 2007, $7,495,000 for 2008, $6,792,000 for 2009 and $6,368,000 for 2010.  Amortization expense is calculated on a straight-line basis over the estimated useful lives of the intangible assets. The weighted-average remaining life of total amortizable intangibles is 11.8 years. Patents and other amortizable intangibles have weighted-average remaining lives of 13.2 years and 11.7 years, respectively.  Other amortizable intangibles primarily include customer relationships and non-compete agreements. Intangible assets not subject to amortization primarily include trademarks and unpatented technology.

Stock-Based Compensation

The Company maintains four stock incentive plans under which key employees and outside directors have been granted currently outstanding incentive stock options (ISOs) and nonqualified stock options (NSOs) to purchase the Company’s Class A Common Stock. Only one plan, the 2004 Stock Incentive Plan, is currently available for the grant of new equity awards. Stock options granted under prior plans became exercisable over a five-year period at the rate of 20% per year and expire ten years after the date of grant. Under the 2004 Stock Incentive Plan, options become exercisable over a four -year period at the rate of 25% per year and expire ten years after the grant date. ISOs and NSOs granted under the plans may have exercise prices of not less than 100% and 50% of the fair market value of the common stock on the date of grant, respectively. The Company’s current practice is to issue all options at fair market value on the grant date.

The Company has granted shares of restricted stock to its non-employee members of the Company’s Board of Directors (and certain key employees) under the 2004 Stock Incentive Plan, which vest over three years. The restricted stock awards are amortized to expense on a straight-line basis over the vesting period.

The Company also has a Management Stock Purchase Plan that allows for the purchase of Restricted Stock Units (RSUs) by key employees of up to an aggregate of 1,000,000 shares of Class A Common Stock at 67% of the fair market value on the date of grant. RSUs vest annually over a three-year period from the date of grant.

A more detailed description of each of these stock and stock option plans can be found in Note 13 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2005.

Effective January 1, 2006, the Company adopted Financial Accounting Standards Board Statement No. 123R, “Share-Based Payment”(FAS 123R) utilizing the “modified prospective” method as described in FAS 123R. Under the “modified prospective” method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date. In accordance with FAS 123R, prior period amounts were not restated. FAS 123R also requires the tax benefits associated with these share-based payments to be classified as financing activities in the Statements of Consolidated Cash Flows, rather than as operating cash flows as required under previous regulations. At July 2, 2006, the Company had three stock-based compensation plans with total unrecognized compensation costs related to unvested stock-based compensation arrangements of approximately $5,182,000 and a total weighted average remaining term of 2.3 years.  For the second quarter and first six months of 2006, the Company recognized compensation costs related to stock-based programs of approximately $461,000 and $1,215,000, respectively, in selling, general and administrative expenses. The Company did not recognize any income tax benefits during the second quarter of 2006 for the compensation expense relating to its stock options. For the second quarter and six months ended July 2, 2006, the Company recorded approximately $121,000 and $232,000 of tax benefit for its other stock-based plans. The recognition of total stock-based compensation expense impacted both basic net income per common share and diluted net income per common share by $0.01 during the second quarter. For the six months ended July 2, 2006, the recognition of total stock-based compensation expense impacted both basic net income per common share and diluted net income per common share by $0.03.

Prior to the effective date, the stock-based compensation plans were accounted for under Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Pro-forma information regarding the impact of total stock-based compensation on net income and income per share for prior periods is required by FAS 123R.

Such pro-forma information, determined as if the Company had accounted for its employee stock options and RSUs under the fair value method to measure stock-based compensation as required under the disclosure provisions of Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation” (FAS 123) as amended by Financial Accounting Standards Board Statement No. 148 “Accounting for Stock-Based Compensation Transition and Disclosure” (FAS 148) during the second quarter  and six months ended July 3, 2005, is illustrated in the following table:

Second Quarter Ended
July 3, 2005
(amounts in thousands, except per share information)
Net income, as reported	$13,913
Add: Stock-based employee compensation expense from the Management Stock Purchase Plan included in reported net income, net of tax	158
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax:
Restricted stock units (Management Stock Purchase Plan)	(159)
Employee stock options	(170)
Pro-forma net income	$13,742

Earnings per share:
Basic-as reported	$.43
Basic-pro-forma	$.42
Diluted-as reported	$.42
Diluted-pro-forma	$.42

Six Months Ended
July 3, 2005
(amounts in thousands, except per share information)
Net income, as reported	$26,271
Add: Stock-based employee compensation expense from the Management Stock Purchase Plan included in reported net income, net of tax	316
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax:
Restricted stock units (Management Stock Purchase Plan)	(318)
Employee stock options	(340)
Pro-forma net income	$25,929

Earnings per share:
Basic-as reported	$.81
Basic-pro-forma	$.80
Diluted-as reported	$.80
Diluted-pro-forma	$.79

The fair value of each option granted is estimated on the date of grant, using the Black-Scholes-Merton Model, based on the following weighted average assumptions for 2005:

Year Ended December 31, 2005

Expected life (years)	5.8
Risk-free interest rate	4.0%
Volatility	36.2%
Dividend yield	1.0%

There were no options granted in the first six months of 2006.

The fair value of each share issued under the Management Stock Purchase Plan is estimated on the date of grant, using the Black-Scholes-Merton Model, based on the following weighted average assumptions for the first six months of 2006 and 2005:

	Six Months Ended
	July 2, 2006	July 3, 2005

Expected life (years)	3.0	3.0
Risk-free interest rate	4.5%	3.4%
Volatility	25.7%	26.0%
Dividend yield	1.5%	1.4%

There were 87,125 and 120,036 shares issued under the Management Stock Purchase Plan in the first quarters of 2006 and 2005, respectively. There were no shares issued in the second quarters of 2006 or 2005.

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

The above assumptions were used to determine the weighted average grant-date fair value of stock options of $11.54 in 2005. Also, the weighted average grant-date fair value of RSUs granted were $13.60 and $12.41 during the first six months of 2006 and 2005, respectively.

The Company distributed dividends of  $0.09 and $0.18 per share for the second quarter and first six months of 2006, respectively, and $0.08 and $0.16 per share for the second quarter and first six months of 2005, respectively, on the Company’s Class A Common Stock and Class B Common Stock.

2004 Stock Incentive Plan

For a description of the 2004 Stock Incentive Plan’s terms, see Note 13 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

No options were issued during the first six months of 2006 under the 2004 Stock Incentive Plan.  At July 2, 2006, there were 1,039,193 options granted and outstanding to certain officers and key employees. No options were forfeited during the first six months of 2006. Total unrecognized compensation cost related to the unvested stock options was approximately $3,122,000 at July 2, 2006, and is being amortized on a straight-line basis over a five or four-year vesting period. For the second quarter and first six months of 2006, the Company recognized compensation cost of  $143,000 and $605,000, respectively, in selling, general and administrative expenses.

A summary of the Company’s incentive stock option activity and related information for the first six months of 2006 is shown in the following table:

	As of July 2, 2006
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(options in thousands)
Outstanding at beginning of period	1,089	$21.70
Granted	—	—
Cancelled	—	—
Exercised	(50)	16.64
Outstanding at end of period	1,039	$21.95	$11.60
Exercisable at end of period	388	$16.41	$17.14

As of July 2, 2006, the aggregate intrinsic values of outstanding and exercisable options approximated $12,100,000 and $6,700,000, respectively, representing the total pre-tax intrinsic value, based on the Company’s closing common stock price of $33.55 as of July 2, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised for the first six months of 2006 was approximately $1,005,000. Upon exercise of options, the Company issues shares of Class A common stock.

The following table summarizes information about options outstanding at July 2, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(options in thousands)
$10.58	43	3.9	$10.58	43	$10.58
$11.75—$12.44	43	3.7	12.00	43	12.00
$15.40—$32.07	953	7.6	22.97	302	17.88
	1,039	5.1	$21.95	388	$16.41

Additionally at July 2, 2006, there were 14,455 unvested shares of restricted stock outstanding that were granted to the non-employee members of the Company’s Board of Directors and Chief Executive Officer of the Company.  The Company issued 12,583 shares of restricted stock during the second quarter of 2006. At July 2, 2006, total unrecognized compensation cost related to unvested restricted stock was approximately $373,000, which is being amortized on a straight-line basis over the three-year vesting period.  For the second quarter and six months ended July 2, 2006, the Company recognized compensation costs of $79,000 and $159,000, respectively, in selling, general and administrative expenses. The aggregate intrinsic value of restricted stock granted and outstanding approximated $485,000 representing the total pre-tax intrinsic value based on the Company’s closing common stock price of $33.55 as of July 2, 2006.

Management Stock Purchase Plan

For a description of the Management Stock Purchase Plan terms, see Note 13 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

There were 87,125 RSUs issued during the first six months of 2006 with an aggregate grant-date fair value approximating $1,185,000.  At July 2, 2006, there were 353,799 RSUs granted and outstanding to certain officers and key employees. None were forfeited during the first six months of 2006. Total unrecognized compensation cost related to unvested RSUs was approximately $1,687,000 at July 2, 2006, and is being amortized on a straight-line basis over a three-year vesting period. For the second quarter and first six months of 2006 the Company recognized compensation cost of $239,000 and $451,000, respectively, in selling, general and administrative expenses.

A summary of the Company’s RSUs activity and related information for the first six months of 2006 is shown in the following table:

	As of July 2, 2006
	RSUs	Weighted Average Purchase Price	Aggregate Intrinsic Value
	(RSUs in thousands)
Outstanding at beginning of period	328	$16.02
Granted	87	23.34
Cancelled	—	—
Settled	(61)	10.44
Outstanding at end of period	354	$18.79	$14.76
Vested at end of period	155	$15.29	$18.26

As of July 2, 2006, the aggregate intrinsic values of outstanding and vested RSUs approximated $5,200,000 and $2,800,000, respectively, representing the total pre-tax intrinsic value, based on the Company’s closing common stock price of $33.55 as of July 2, 2006, which would have been received by the RSUs holders had all RSUs settled as of that date. The total intrinsic value of RSUs settled for the first six months of 2006 was approximately $1,230,000. Upon settlement of RSUs, the Company issues shares of Class A common stock.

The following table summarizes information about RSUs outstanding at July 2, 2006:

	RSUs Outstanding			RSUs Vested
Range of Purchase Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Purchase Price	Number Vested	Weighted Average Purchase Price
	(RSUs in thousands)
$7.93—$8.34	19	—	$8.11	19	$8.11
$9.36—$9.54	5	—	9.47	5	9.47
$10.00—$12.30	23	—	10.66	23	10.66
$15.50—$23.34	307	1.6	20.22	108	17.84
	354	1.6	$18.79	155	$15.29

Shipping and Handling

The Company’s shipping costs included in selling, general and administrative expense were $9,217,000 and $6,594,000 for the second quarter of 2006 and 2005, respectively, and were $17,742,000 and $12,786,000 for the first six months of 2006 and 2005, respectively.

Research and Development

Research and development costs included in selling, general and administrative expense were $3,137,000 and $2,989,000 for the second quarters of 2006 and 2005, respectively, and were $6,309,000 and $5,908,000 for the first six months of 2006 and 2005, respectively.

New Accounting Standards

In July 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, based on the technical merits. This interpretation also provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will become effective on fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of FIN 48 on its consolidated financial statements.

In March 2006, the FASB issued Financial Accounting Standards Board Statement No. 156 “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (FAS 156). FAS 156 amends FAS Statement No.140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. FAS 156 addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting. The Company is required to adopt the provisions of FAS 156 as of January 1, 2007, although earlier adoption is permitted. The Company does not expect the impact of FAS 156 will be material to its consolidated financial statements.

In February 2006, the FASB issued Financial Accounting Standards Board Statement No. 155 “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (FAS 155). FAS 155 amends FAS 133, “Accounting for Derivatives and Hedging Activities,” and FAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and allows an entity to remeasure at fair value a hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation from the host, if the holder irrevocably elects to account for the whole instrument on a fair value basis. Subsequent changes in the fair value of the instrument would be recognized in earnings. The Company is required to adopt the provision of FAS 155 as of January 1, 2007, although earlier adoption is permitted. The Company does not expect the impact of FAS 155 will be material to its consolidated financial statements.

In May 2005, the FASB issued Financial Accounting Standards Board Statement No. 154, “Accounting Changes and Error Correction Replacement of APB Opinion No. 20 and FASB Statement No. 3” (FAS 154). FAS 154 replaces APB Opinion No. 20, “Accounting Changes” (APB 20), and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. FAS 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used. FAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. The Company applied the provisions of this statement in January 2006 and the impact was not material to its consolidated financial statements.

In December 2004, the FASB issued Financial Accounting Standards Board Statement No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (FAS 153). The amendments made by FAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this statement were applied prospectively in January 2006 and the impact was not material to its consolidated financial statements.

In November 2004, the FASB issued Financial Accounting Standards Board Statement No. 151, “Inventory Costs” (FAS 151). FAS 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for inventory costs. The provisions of this statement are effective for fiscal years beginning after June 15, 2005. The Company applied the provisions of this statement in January 2006 and the impact was not material to its consolidated financial statements.

3.   Discontinued Operations

In September 1996, the Company divested its Municipal Water Group businesses, which included Henry Pratt, James Jones Company and Edward Barber and Company Ltd.  Costs and expenses related to the Municipal Water Group for 2006 and 2005 primarily relate to legal and settlement costs associated with the James Jones Litigation, which is described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Condensed operating statements and balance sheets for discontinued operations are summarized below:

	Second Quarter Ended
	July 2, 2006	July 3, 2005
	(in thousands)
Cost and expenses- Municipal Water Group	$(159)	$(120)
Loss before income taxes	(159)	(120)
Income tax benefit	62	45
Loss from discontinued operations, net of taxes	$(97)	$(75)

	Six Months Ended
	July 2, 2006	July 3, 2005
	(in thousands)
Cost and expenses- Municipal Water Group	$(359)	$(184)
Loss before income taxes	(359)	(184)
Income tax benefit	138	70
Loss from discontinued operations, net of taxes	$(221)	$(114)

	July 2, 2006	December 31, 2005
	(in thousands)
Prepaid expenses and other assets	$108	$2,511
Deferred income taxes	7,947	7,044
Assets of discontinued operations	$8,055	$9,555
Accrued expenses and other liabilities	23,003	23,068
Liabilities of discontinued operations	$23,003	$23,068

The assets and liabilities at July 2, 2006 and December 31, 2005 primarily relate to the reserves for the James Jones Litigation.

4.   Derivative Instruments

The Company uses foreign currency forward exchange contracts as an economic hedge to reduce the impact of currency fluctuations on certain anticipated intercompany purchase transactions that are expected to occur within the year and certain other foreign currency transactions. Realized and unrealized gains and losses on the contracts are recognized in other income/expense. These contracts do not subject the Company to significant market risk from exchange movement because they offset gains and losses on the related foreign currency denominated transactions. At July 2, 2006, the fair value of the contracts was a loss of approximately $105,000.

The Company occasionally uses commodity futures contracts to fix the price on a certain portion of certain raw materials used in the manufacturing process. These contracts highly correlate to the actual purchases of the commodity and the contract values are reflected in the cost of the commodity as it is actually purchased. At July 2, 2006 and July 3, 2005 the Company had no commodity contracts.

5.   Restructuring and Other Charges

The Company continues to implement a plan to consolidate several of its manufacturing plants in Europe. At the same time it is expanding its manufacturing capacity in China and other low cost areas of the world.  In the second quarter of 2006, the Company recorded pre-tax income of approximately $5,669,000 compared to a pre-tax charge of $398,000 in the second quarter of 2005. Pre-tax costs of $7,000 and $302,000 were recorded in costs of goods sold in the second quarter of 2006 and 2005, respectively. Costs incurred for the second quarter of 2005 included accelerated depreciation for the closure of a U.S. manufacturing plant.  The Company recorded income of $5,676,000 and a charge of $96,000 to restructuring and other charges in the second quarters of 2006 and 2005, respectively. In the second quarter of 2006, the Company recorded a gain of approximately $6,500,000 related to a building sale in Italy partially offset by costs of $824,000 primarily for severance costs related to the Company’s European and Chinese restructuring plans.  The costs incurred for the second quarter of 2005 are primarily for severance costs related to the Company’s European restructuring plans.

For the first six months of 2006, the Company recorded pre-tax income of approximately $5,434,000 compared to a pre-tax charge of $1,172,000 for the first six months of 2005. Pre-tax costs of $7,000 and $714,000 were recorded in costs of goods sold in the first six months of 2006 and 2005, respectively. Costs incurred for the first six months of 2005 included accelerated depreciation for the closure of a U.S. manufacturing plant.  The Company recorded income of $5,441,000 and a charge of $458,000 to restructuring and other charges in the first six months of 2006 and 2005, respectively. In the first six months of 2006, the Company recorded a gain of approximately $6,500,000 related to the sale of a building in Italy, partially offset by costs of $1,059,000 primarily for severance costs related to the Company’s European and Chinese restructuring plans.  The costs incurred for the first six months of 2005 are primarily for severance costs related to Company’s European restructuring plans.

6.   Earnings per Share

The following tables set forth the reconciliation of the calculation of earnings per share:

	For the Second Quarter Ended July 2, 2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(amounts in thousands, except share and per share amounts)
Basic EPS
Income from continuing operations	$22,543	32,653,524	$.69
Loss from discontinued operations	(97)		—
Net income	$22,446		$.69
Effect of dilutive securities
Common stock equivalents		384,669
Diluted EPS
Income from continuing operations	$22,543		$.68
Loss from discontinued operations	(97)		—
Net income	$22,446	33,038,193	$.68

	For the Second Quarter Ended July 3, 2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(amounts in thousands, except share and per share amounts)
Basic EPS
Income from continuing operations	$13,988	32,475,474	$.43
Loss from discontinued operations	(75)		—
Net income	$13,913		$.43
Effect of dilutive securities
Common stock equivalents		601,866
Diluted EPS
Income from continuing operations	$13,988		$.42
Loss from discontinued operations	(75)		—
Net income	$13,913	33,077,340	$.42

	For the Six Months Ended July 2, 2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(amounts in thousands, except share and per share amounts)
Basic EPS
Income from continuing operations	$37,630	32,622,658	$1.15
Loss from discontinued operations	(221)		—
Net income	$37,409		$1.15
Effect of dilutive securities
Common stock equivalents		392,151
Diluted EPS
Income from continuing operations	$37,630		$1.14
Loss from discontinued operations	(221)		(.01)
Net income	$37,409	33,014,809	$1.13

	For the Six Months Ended July 3, 2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(amounts in thousands, except share and per share amounts)
Basic EPS
Income from continuing operations	$26,385	32,442,216	$.81
Loss from discontinued operations	(114)		—
Net income	$26,271		$.81
Effect of dilutive securities
Common stock equivalents		589,560
Diluted EPS
Income from continuing operations	$26,385		$.80
Loss from discontinued operations	(114)		—
Net income	$26,271	33,031,776	$.80

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

The following is a summary of our significant accounts and balances by segment, reconciled to our consolidated totals:

	North America	Europe	China	Corporate (*)	Consolidated
	(in thousands)
As of and for the quarter ended July 2, 2006
Net sales	$208,249	$83,857	$8,069	$—	$300,175
Operating income (loss)	25,635	15,608	2,397	(5,404)	38,236
Capital expenditures	3,048	19,111	532	—	22,691
Depreciation and amortization	4,378	3,446	1,576	—	9,400

As of and for the quarter ended July 3, 2005
Net sales	$157,116	$63,636	$7,431	$—	$228,183
Operating income (loss)	20,254	7,952	572	(4,577)	24,201
Capital expenditures	3,275	1,096	365	—	4,736
Depreciation and amortization	3,284	1,905	1,039	—	6,228

As of and for the six months ended July 2, 2006
Net sales	$404,815	$156,116	$14,194	$—	$575,125
Operating income (loss)	48,037	25,178	3,412	(11,859)	64,768
Identifiable assets	799,219	464,890	110,859	—	1,374,968
Long-lived assets	98,979	86,307	30,208	—	215,494
Intangibles	77,859	28,067	5,605	—	111,531
Capital expenditures	6,436	22,292	1,064	—	29,792
Depreciation and amortization	8,807	5,515	2,576	—	16,898

As of and for the six months ended July 3, 2005
Net sales	$304,593	$130,070	$12,547	$—	$447,210
Operating income (loss)	38,700	15,445	1,117	(9,751)	45,511
Identifiable assets	535,406	315,302	90,127	—	940,835
Long-lived assets	75,203	45,224	25,474	—	145,901
Intangibles	31,428	8,886	2,656	—	42,970
Capital expenditures	5,563	2,446	1,329	—	9,338
Depreciation and amortization	6,612	4,231	2,383	—	13,226

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

The North American segment consists of U.S. net sales of $193,857,000 and $145,930,000 for the second quarters of 2006 and 2005, respectively, and $376,763,000 and $282,535,000 for the six months of 2006 and 2005, respectively. The North American segment also consists of U.S. long-lived assets of $92,047,000 and $70,499,000 at July 2, 2006 and July 3, 2005, respectively.

Intersegment sales for the quarter ended July 2, 2006 for North America, Europe and China were $2,012,000, $673,000 and $18,162,000, respectively.  Intersegment sales for the quarter ended July 3, 2005 for North America, Europe and China were $1,422,000, $1,578,000 and $12,456,000, respectively.

Intersegment sales for the six months ended July 2, 2006 for North America, Europe and China were $3,432,000, $1,230,000 and $32,388,000, respectively.  Intersegment sales for the six months ended July 3, 2005 for North America, Europe and China were $2,531,000, $2,982,000 and $21,857,000, respectively.

On April 4, 2006, the Company sold an operating facility in Northern Italy to the local Italian government.  The net selling price of the land and building approximated $9,200,000 resulting in a pre-tax gain of approximately $6,500,000 being recognized in the second quarter of 2006.  Taxes associated with this gain of approximately $2,400,000 are due in installments over the next five years.  The Company then used the proceeds from sale of this facility plus additional bank financing to purchase another site, which was owned by the same governmental agency.  The purchase price for the new facility (land and building) approximated $16,300,000.  Simultaneously, the Company entered into a 15-year sale and leaseback arrangement with a leasing company for the new facility’s building.  The sale- leaseback transaction resulted in proceeds to the Company of approximately $16,000,000, partially used to repay the bank financing.  There was no gain or loss recorded in connection with the sale-leaseback transaction.

8.   Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consist of the following:

	Foreign Currency Translation and Other	Pension Adjustment	Accumulated Other Comprehensive Income (Loss)
	(in thousands)

Balance December 31, 2005	$13,090	$(7,827)	$5,263
Change in period	4,611	—	4,611
Balance April 2, 2006	17,701	(7,827)	9,874
Change in period	6,841	—	6,841
Balance July 2, 2006	$24,542	$(7,827)	$16,715

Balance December 31, 2004	$32,467	$(5,849)	$26,618
Change in period	(6,885)	—	(6,885)
Balance April 3, 2005	25,582	(5,849)	19,733
Change in period	(11,637)	—	(11,637)
Balance July 3, 2005	$13,945	$(5,849)	$8,096

Accumulated other comprehensive income (loss) in the consolidated balance sheets as of July 2, 2006 and July 3, 2005 consists primarily of cumulative translation adjustments and minimum pension liability adjustments.  The Company’s total comprehensive income was as follows:

	Second Quarter Ended
	July 2, 2006	July 3, 2005
	(in thousands)

Net income	$22,446	$13,913
Foreign currency translation adjustments and other	6,841	(11,637)
Total comprehensive income	$29,287	$2,276

	Six Months Ended
	July 2, 2006	July 3, 2005
	(in thousands)

Net income	$37,409	$26,271
Foreign currency translation adjustments and other	11,452	(18,522)
Total comprehensive income	$48,861	$7,749

9.   Acquisitions

On June 7, 2006, a wholly owned subsidiary of the Company acquired 100% of the outstanding stock of Kim Olofsson Safe Corporation AB (KimSafe) located in Almhult, Sweden for approximately $5,700,000, which is net of cash acquired of approximately $2,900,000.  The Company obtained a preliminary third-party valuation to allocate the purchase price consistent with the guidelines of Financial Accounting Standards Board Statement No. 141, “Business Combinations” (FAS 141).  The preliminary allocations for goodwill and intangible assets are approximately $1,271,000 and $3,685,000, respectively. The amount recorded as intangible assets is primarily for customer relationships that have estimated useful lives of 4 years and trade names with indefinite lives. KimSafe manufactures electronic controls for heat pump, solar and pellet heaters, which provide the ability to heat water using renewable energy.

On June 2, 2006, a wholly owned subsidiary of the Company acquired the assets and business of Calflex Manufacturing, Inc. (Calflex) located in Vernon, California and the stock of Ningbo Best Metal & Plastic Manufacturing Company, Ltd. (Ningbo) located in Ningbo, China for approximately $6,500,000. The Company obtained a preliminary third-party valuation to allocate the purchase price consistent with the guidelines of FAS 141.  The preliminary allocation for goodwill is approximately $2,300,000. Calflex and Ningbo distribute and manufacture water connectors.

On May 19, 2006, a wholly owned subsidiary of the Company acquired 100% of the outstanding stock of ATS Expansion Group (ATS) located in Sorgues, Grenoble and Houtvillers, France for approximately $60,200,000, which is net of cash acquired of approximately $7,400,000 plus assumed debt of approximately $14,000,000.  The Company will obtain a third-party valuation to allocate the purchase price consistent with the guidelines of FAS 141.  Internal preliminary allocations for goodwill and intangible assets are approximately $34,938,000 and $11,861,000, respectively. The amount recorded as intangible assets is primarily for customer relationships that have weighted average estimated useful lives of 4.4 years and trade names with indefinite lives. ATS’ products include a broad range of fittings, valves and manifolds for water, gas and heating applications and stainless steel flexible hoses.

On April 26, 2006, a wholly owned subsidiary of the Company acquired the assets and business of Changsha Valve Works (Changsha) located in Changsha, China for approximately $8,500,000, of which approximately $600,000 remains to be paid subject to certain conditions being met. The Company obtained a preliminary third-party valuation to allocate the purchase price consistent with the guidelines of FAS 141.  The preliminary allocations for goodwill and intangible assets are approximately $6,666,000 and $2,557,000, respectively. The amount recorded as intangible assets is primarily for non-compete agreements that have estimated useful lives of 10 years and customer order backlog with an estimated useful life of 1 year. Changsha is a leading manufacturer of large diameter hydraulic-actuated butterfly valves for thermo-power and hydro-power plants, water distribution projects and water works projects in China.

The purchase price allocations for the acquisitions noted above are preliminary pending the final determination of fair values of intangible assets and certain assumed assets and liabilities.

On April 5, 2006, a wholly owned subsidiary of the Company completed the planned increase of its ownership in Watts Stern Rubinetti, S.r.l. (Stern) from 85% to 100%. The price paid for this additional 15% interest was approximately $387,000.

10.   Debt

On April 27, 2006, the Company completed a private placement of $225,000,000 of 5.85% senior unsecured notes due April 2016 (the 2006 Note Purchase Agreement). The 2006 Note Purchase Agreement includes operational and financial covenants, with which the Company is required to comply, including, among others, maintenance of certain financial ratios and restrictions on additional indebtedness, liens and dispositions. Events of default under the 2006 Note Purchase Agreement include failure to comply with its financial and operational covenants, as well as bankruptcy and other insolvency events. The Company may, at its option, upon notice to the noteholders, prepay at any time all or part of the Notes in an amount not less than $1 million by paying the principal amount plus a make-whole amount, which is dependent upon the yield of respective U.S. Treasury Securities. The Company used the net proceeds from the private placement to repay $147,000,000 outstanding under its revolving credit facility. The balance of the net proceeds will be used to finance future acquisitions and for general corporate purposes. As of July 2, 2006, the Company was in compliance with all covenants related to the 2006 Note Purchase Agreement. The payment of interest on the senior unsecured notes is due semi-annually on April 30th and October 30th of each year. Additionally, the Company amended its 2003 Note Purchase Agreement to reflect the existence of the subsidiary guarantors and to substantially conform certain provisions of the 2003 Note Purchase Agreement to the 2006 Note Purchase Agreement.

On April 27, 2006, the Company amended and restated its unsecured revolving credit facility with a syndicate of banks (as amended, the revolving credit facility). The revolving credit facility provides for multi-currency unsecured borrowings and stand-by letters of credit of up to $350,000,000 and expires in April 2011. Borrowings outstanding under the revolving credit facility bear interest at a fluctuating rate per annum equal to an applicable percentage equal to (i) in the case of Eurocurrency rate loans, the British Bankers Association LIBOR rate plus an applicable percentage of 0.60% which is determined by reference to the Company’s consolidated leverage ratio and debt rating, or (ii) in the case of base rate loans and swing line loans, the higher of (a) the federal funds rate plus 0.5% and (b) the rate of interest in effect for such day as announced by Bank of America, N.A. as its “prime rate.” For first six months of 2006 the average interest rate under the revolving credit facility for euro-based borrowings was approximately 3.3%. The revolving credit facility includes operational and financial covenants customary for facilities of this type, including, among others, restrictions on additional indebtedness, liens and investments and maintenance of certain leverage ratios. As of July 2, 2006, the Company was in compliance with all covenants related to the revolving credit facility; had $215,207,000 of unused and potentially available credit under the revolving credit facility; had no U.S dollar denominated debt and $102,152,000 of euro-based borrowings outstanding on its revolving credit facility; and had $32,641,000 for stand-by letters of credit outstanding on its revolving credit facility.

Effective July 1, 2005, the Company entered into a three-year interest rate swap with a counter party for a notional amount of €25,000,000, which is outstanding under the revolving credit facility.  The Company swapped three-month EURIBOR plus 0.6% for a fixed rate of 3.02%. At July 2, 2006, the fair value of the swap was approximately $793,000, which was recorded as a reduction of interest expense in the second quarter of 2006.

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

11.   Contingencies and Environmental Remediation

As disclosed in Part I, Item 1, “Product Liability, Environmental and Other Litigation Matters” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the Company is a party to litigation described as the James Jones Litigation and is also engaged in certain environmental remediation. There have been no material developments with respect to the Company’s contingencies and environmental remediation proceedings during the first six months ended July 2, 2006.

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

The components of net periodic benefit cost are as follows:

	Second Quarter Ended
	July 2, 2006	July 3, 2005
	(in thousands)

Service cost—benefits earned	$887	$715
Interest costs on benefits obligation	945	838
Estimated return on assets	(875)	(790)
Prior service cost amortization	71	60
Net loss amortization	303	215
Net periodic benefit cost	$1,331	$1,038

	Six Months Ended
	July 2, 2006	July 3, 2005
	(in thousands)

Service cost—benefits earned	$1,774	$1,430
Interest costs on benefits obligation	1,890	1,676
Estimated return on assets	(1,750)	(1,580)
Prior service cost amortization	142	120
Net loss amortization	606	430
Net periodic benefit cost	$2,662	$2,076

Cash flows:

The information related to the Company’s pension funds cash flow is as follows:

	Six Months Ended
	July 2, 2006	July 3, 2005
	(in thousands)

Employer contributions	$3,162	$1,758

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

We are a leading supplier of products for use in the water quality, water safety, water flow control and water conservation markets in North America and Europe. For over 130 years, we have designed and manufactured products that promote the comfort and safety of people and the quality and conservation of water used in commercial, residential and light industrial applications. We earn revenue and income almost exclusively from the sale of our products. Our principal product lines include:

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

•        systems for under-floor radiant applications and hydraulic pump groups for gas boiler manufacturers and renewable energy applications including solar heat pumps; and

•        flexible stainless steel connectors for natural and liquid propane gas in commercial food service and residential applications.

Our business is reported in three geographic segments, North America, Europe and China. We distribute our products through three primary distribution channels, wholesale, do-it-yourself (DIY) and original equipment manufacturers (OEMs). Interest rates have an indirect effect on the demand for our products due to the effect such rates have on the number of new residential and commercial construction starts and remodeling projects. All three of these activities have an impact on our levels of sales and earnings. An additional factor that has had an effect on our sales is fluctuation in foreign currencies, as a portion of our sales and certain portions of our costs, assets and liabilities are denominated in currencies other than the U.S. dollar.

We believe that the factors relating to our future growth include our ability to continue to make selective acquisitions, both in our core markets as well as new complementary markets, regulatory requirements relating to the quality and conservation of water, increased demand for clean water and continued enforcement of plumbing and building codes and a healthy economic environment. We have completed over twenty-five acquisitions since divesting our industrial and oil and gas business in 1999. Our acquisition strategy focuses on businesses that manufacture preferred brand name products that address our themes of water quality, water safety, water conservation, water flow control and related complementary markets. We target businesses that will provide us with one or more of the following: an entry into new markets, an increase in shelf space with existing customers, a new or improved technology or an expansion of the breadth of our water quality, water conservation, water safety and water flow control products for the residential and commercial markets. In the first six months of 2006, sales from acquisitions contributed approximately 19.7% to our total sales growth over the comparable period of 2005.

Products representing a majority of our sales are subject to regulatory standards and code enforcement, which typically require that these products meet stringent performance criteria. Together with our commissioned manufacturers’ representatives, we have consistently advocated for the development and enforcement of such plumbing codes. We are focused on maintaining stringent quality control and testing procedures at each of our manufacturing facilities in order to manufacture products in compliance with code requirements and take advantage of the resulting demand for compliant products. We believe that the product development, product testing capability and investment in plant and equipment needed to manufacture products in compliance with code requirements, represent a barrier to entry for competitors. We believe there is an increasing demand among consumers for products to ensure water quality, which creates growth opportunities for our products.

We require substantial amounts of raw materials to produce our products, including bronze, brass, cast iron, steel and plastic, and substantially all of the raw materials we require are purchased from outside sources. We have experienced increases in the costs of certain raw materials, particularly copper. Bronze and brass are copper-based alloys. The spot price of copper has increased approximately 123% from June 30, 2005 to June 30, 2006, including an increase of approximately 68% from December 31, 2005 to August 3, 2006.

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

Another risk we face in all areas of our business is competition. We consider brand preference, engineering specifications, code requirements, price, technological expertise, delivery times and breadth of product offerings to be the primary competitive factors. As mentioned previously, we believe that the product development, product testing capability and investment in plant and equipment needed to manufacture products in compliance with code requirements, represent a barrier to entry for competitors. We are committed to maintaining our capital equipment at a level consistent with current technologies, and thus we expect to spend approximately $48,000,000 in 2006 (including approximately $18,000,000 related to the purchase and subsequent sale-leaseback of an Italian building). We are committed to expanding our manufacturing capacity in lower cost countries such as China, Tunisia and Bulgaria. Manufacturing plant relocations and consolidations are an important part of our ongoing commitment to reduce production costs. We anticipate the cash required to maintain our capital equipment will approximate depreciation expense for 2006.

Recent Developments

The local Chinese government has informed us that property owned by Tianjin Tanggu Watts Valve Co. Ltd. (TWT), our 60% owned joint venture in Tianjin China, will be taken over by eminent domain by December 31, 2007.  We have therefore established a plan to relocate and rationalize those operations.  Presently we anticipate spending approximately $3,000,000 in the second half of 2006 to begin construction of a new building, for the purchase of equipment and for near-term employee severance costs.  Building and equipment costs are anticipated to be $1,500,000, which are included in our expected capital equipment forecast.  We anticipate that we will take a charge of approximately $1,900,000, of which $400,000 will be a non-cash charge, in the second half of 2006, for severance costs and for accelerated depreciation on existing assets.  Presently, total building, equipment and severance expenditures are estimated at approximately $9,200,000, of which approximately $5,400,000 are building and equipment costs and $3,800,000 will be for severance and moving costs. All but approximately $700,000 of severance costs is expected to be spent by the end of 2007.   In addition, we anticipate that in total, we will accelerate depreciation on existing property plant and equipment by $1,300,000. Other charges, if any, for further accelerated depreciation or asset write-downs, will be taken as they become evident during the relocation process. The Chinese government is expected to partially compensate us for the move, but the exact reimbursement amount is yet to be determined.

In June 2006, we notified the employees of TWT of the Chinese government’s decision to take over the facility by eminent domain and of our plans to relocate TWT’s operations.  In response, the employees of TWT commenced an unauthorized strike and demanded, among other things, certain severance benefits in connection with the shut down of the facility.  Ultimately, the Company and our joint venture partner were able to negotiate an agreement with representatives of the employees and the employees of TWT returned to work.  The work stoppage at TWT lasted approximately 4 weeks.  The work stoppage has not had, and is not expected to have, a material impact on the availability of the Company’s products for sale.  The work stoppage is expected to have a minor impact on the pre-tax profit of our China segment for the third quarter of 2006 of less than $500,000.

We have entered into an agreement to sell land and a building in Italy for approximately $3,900,000.  We will recognize a gain on sale of approximately $1,200,000 in the fourth quarter of 2006 when we expect to consummate this sale.

Acquisitions

On June 7, 2006, we acquired 100% of the outstanding stock of Kim Olofsson Safe Corporation AB (KimSafe) located in Almhult, Sweden for approximately $5,700,000, which is net of cash acquired of approximately $2,900,000.  We obtained a preliminary third-party valuation to allocate the purchase price consistent with the guidelines of Financial Accounting Standards Board Statement No. 141, “Business Combinations” (FAS 141).  The preliminary allocations for goodwill and intangible assets are approximately $1,271,000 and $3,685,000, respectively. The amount recorded as intangible assets is primarily for customer relationships that have estimated useful lives of 4 years and trade names with indefinite lives.  KimSafe manufactures electronic controls for heat pump, solar and pellet heaters, which provide the ability to heat water using renewable energy.

On June 2, 2006, we acquired the assets and business of Calflex Manufacturing, Inc. (Calflex) located in Vernon, California and the stock of Ningo Best Metal & Plastic Manufacturing, Ltd (Ningbo) located in Ningbo, China for approximately $6,500,000.  We obtained a preliminary third-party valuation to allocate the purchase price consistent with the guidelines of FAS 141. The preliminary allocation for goodwill is approximately $2,300,000. Calflex and Ningbo distribute and manufacture water connectors.

On May 19, 2006, we acquired 100% of the outstanding stock of ATS Expansion Group (ATS) located in Sorgues, Grenoble and Houtvillers, France for approximately $60,200,000which is net of cash acquired of approximately $7,400,000 plus assumed debt of approximately $14,000,000.  We will obtain a preliminary third-party valuation to allocate the purchase price consistent with the guidelines of FAS 141.  Internal preliminary allocations for goodwill and intangible assets are approximately $34,938,000 and $11,861,000, respectively. The amount recorded as intangible assets is primarily for customer relationships that have weighted average estimated useful lives of 4.4 years and trade names with indefinite lives.  ATS’ products include a broad range of fittings, valves and manifolds for water, gas and heating applications and stainless steel flexible hoses.

On April 26, 2006, we acquired the assets and business of Changsha Valve Works (Changsha) located in Changsha, China for approximately $8,500,000 of which approximately $600,000 remains to be paid subject to certain conditions being met. We obtained a preliminary third-party valuation to allocate the purchase price consistent with the guidelines of FAS 141.  The preliminary allocations for goodwill and intangible assets are approximately $6,666,000 and $2,557,000, respectively. The amount recorded as intangible assets is primarily for non-compete agreements that have estimated useful lives of 10 years and customer order backlog with an estimated useful life of 1 year.  Changsha is a leading manufacturer of large diameter hydraulic-actuated butterfly valves for thermo-power and hydro-power plants, water distribution projects and water works projects in China.

The purchase price allocations for the acquisitions noted above are preliminary pending the final determination of fair values of intangible assets and certain assumed assets and liabilities.

On April 5, 2006, we completed the planned increase of our ownership in Watts Stern Rubinetti, S.r.l. (Stern) from 85% to 100%. The price paid for this additional 15% interest was approximately $378,000.

On December 28, 2005, we acquired 100% of the stock of Dormont Manufacturing Company (Dormont) located in Export, Pennsylvania, for approximately $95,379,000 net of cash acquired of approximately $1,506,000. The preliminary allocations for goodwill and intangible assets are approximately $38,652,000 and $38,600,000, respectively. The amount recorded as intangible assets is primarily for customer relationships that have estimated 13-year lives and trade names with indefinite lives. Dormont provides flexible stainless steel connectors for natural and liquid propane gas. Dormont works with appliance OEM’s to provide internal component assemblies and private label gas connectors, which are sold under the OEM brand with the appliance in multiple leading retail chains. Dormont also supplies residential gas connectors through multiple trade channels and home improvement retailers. Dormont provides a core-plumbing product, which is complementary to our existing water product lines.

On December 2, 2005, we acquired 100% of the stock of Core Industries Inc. (Core) from SPX Corporation for approximately $45,749,000 in cash. Core consists of FEBCO, Mueller Steam Specialty and Polyjet Valves product lines. The preliminary allocations for goodwill and intangible assets are approximately $15,506,000 and $8,320,000, respectively. The amount recorded as intangible assets is primarily for trade names with indefinite lives and customer relationships that have estimated 12-year lives.  FEBCO is a manufacturer of backflow prevention valves and has a strong presence in both residential and commercial landscape irrigation. Mueller Steam Specialty allows us to expand into large diameter commercial strainers and check valves. Polyjet Valves offers a customized sleeve valve, which is used in severe service applications to provide precise flow and pressure control. We expect that this acquisition will allow us to offer a broader product line, improve operating efficiencies and provide better customer service.

On November 4, 2005, we acquired the assets of Flexflow Tubing LLP (Flexflow), located in Langley, British Columbia, Canada for approximately $6,220,000. The purchase agreement contains an earn-out provision to be calculated over a five-year period ending December 31, 2010.  Earn-out payments under the purchase agreement, if any, will not exceed $4,300,000 and will be treated as additional purchase price.  Flexflow manufactures pex tubing for potable and non-potable applications. The allocations for goodwill and intangible assets are approximately $3,195,000 and $868,000, respectively. The amount recorded as intangible assets is primarily for customer relationships that have estimated 12-year lives.  The acquisition of Flexflow is consistent with our strategy to increase our presence in the under floor radiant heating and potable water markets. This acquisition allows us to expand our presence in the market for flexible pex pipes for hot and cold-water transport.

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

On July 5, 2005, we acquired 100% of the outstanding stock of Microflex N.V. (Microflex) located in Rotselaar, Belgium for approximately $14,900,000 net of cash acquired of approximately $875,000.  The allocations for goodwill and intangible assets are approximately $6,507,000 and $5,315,000, respectively.  The amount recorded as intangible assets is primarily for customer relationships that have 7-year lives and trade names that have indefinite lives.  Microflex produces and distributes flexible, pre-insulated, pex pipes for hot and cold-water transport, as well as a range of accessory products including couplings, caps, and insulation kits to the HVAC and water protection markets.

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

Results of Operations

Second Quarter Ended July 2, 2006 Compared to Second Quarter Ended July 3, 2005

Net Sales.  Our business is reported in three geographic segments: North America, Europe and China. Our net sales in each of these segments for each of the second quarters ended 2006 and 2005 were as follows:

	Second Quarter Ended July 2, 2006		Second Quarter Ended July 3, 2005			% Change to Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales
	(dollars in thousands)
North America	$208,249	69.4%	$157,116	68.9%	$51,133	22.4%
Europe	83,857	27.9	63,636	27.9	20,221	8.9
China	8,069	2.7	7,431	3.2	638.3
Total	$300,175	100%	$228,183	100%	$71,992	31.6%

The increase in net sales is attributable to the following:

					Change As a % of Consolidated Net Sales				Change As a % of Segment Net Sales
	North America	Europe	China	Total	North America	Europe	China	Total	North America	Europe	China
	(dollars in thousands)
Internal growth	$9,511	$8,947	$(222)	$18,236	4.2%	3.9%	(.1)%	8.0%	6.1%	14.1%	(3.0)%
Foreign exchange	1,455	1,119	236	2,810.6		.5	.1	1.2	.9	1.7	3.2
Acquisitions	40,167	10,155	624	50,946	17.6	4.5	.3	22.4	25.6	16.0	8.4
Total	$51,133	$20,221	$638	$71,992	22.4%	8.9%	.3%	31.6%	32.6%	31.8%	8.6%

The internal growth in net sales in North America was primarily due to increased sales prices and increased unit sales in certain product lines into both the wholesale and DIY markets. Our wholesale market in the second quarter of 2006, excluding the sales from the acquisitions of Alamo, Savard, Flexflow, Core, Dormont and Calflex, grew by 6.5% compared to the second quarter of 2005. This was primarily due to increased sales of our plumbing and heating and backflow products. Our sales into the North American DIY market in the second quarter of 2006 increased by 4.9% compared to the second quarter of 2005 primarily due to increased sales of under-floor radiant heating product lines.

The increase in net sales due to foreign exchange in North America was due to the Canadian dollar appreciating against the U.S. dollar. We cannot predict whether the Canadian dollar will continue to appreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

The acquired growth in net sales in North America was due to the inclusion of net sales of Alamo, acquired on June 20, 2005, Savard, acquired on July 8, 2005, Flexflow, acquired on November 4, 2005, Core, acquired on December 2, 2005, Dormont, acquired on December 28, 2005 and Calflex acquired on June 2, 2006.

The internal sales growth in Europe was broad based with most markets and channels exhibiting improvement. Our sales into the wholesale and OEM markets in the second quarter of 2006, excluding the sales from the acquisitions of Electro Controls, Microflex, ATS and Kimsafe, grew by 16.3% and 12.7%, respectively, compared to the second quarter of 2005.

The increase in net sales due to foreign exchange in Europe was primarily due to the appreciation of the euro against the U.S. dollar. We cannot predict whether the euro will continue to appreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

The acquired growth in net sales in Europe was due to the inclusion of the net sales of Electro Controls, acquired on May 11, 2005, Microflex, acquired on July 5, 2005, ATS, acquired on May 19, 2006 and Kimsafe, acquired on June 7, 2006.

The decrease in internal growth in net sales in China was due to disruptions from recent changes made in our domestic Chinese sales channels, along with heightened competition in the Chinese waterworks marketplace.

The increase in net sales due to foreign exchange in China was primarily due to the appreciation of the yuan against the U.S. dollar. We cannot predict whether the yuan will continue to appreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

The acquired growth in net sales in China was due to the inclusion of the net sales of Changsha, acquired on April 26, 2006. The operating results of the acquisition of Ningbo will be recorded in the third quarter of 2006.

Gross Profit.  Gross profit for the second quarter of 2006 increased $25,176,000, or 31.0%, compared to the second quarter of 2005. The increase in gross profit was attributable to the following:

	(in thousands)	% Change

Internal growth	$6,853	8.4%
Foreign exchange	1,161	1.4
Acquisitions	16,867	20.8
Restructuring	295.4
Total	$25,176	31.0%

All three segments contributed to the internal growth in gross profit. The North American segment increased $3,448,000 due to an improved sales mix and increased unit sales into the wholesale market partially offset by inventory write-downs to certain product lines.  The European segment increased $2,237,000 primarily due to increased sales of products to wholesalers. Our China segment increased $1,399,000 primarily due to increased production levels and cost reductions.  The increase in gross profit from foreign exchange was primarily due to the appreciation of the Canadian dollar and the euro against the U.S. dollar.  The increase in gross profit from acquisitions is due to the inclusion of gross profit from Electro Controls, Alamo, Microflex, Savard, Flexflow, Core, Dormont, Changsha, ATS, Calflex and Kimsafe.

The increase in gross profit includes decreased manufacturing restructuring and other costs.  In the second quarter of 2006, we recorded $7,000 to cost of sales as compared to $302,000 in the second quarter of 2005 for accelerated depreciation and other costs.

Selling, General and Administrative Expenses.  Selling, General and Administrative, or SG&A expenses, for the second quarter of 2006 increased $16,913,000, or 29.7%, compared to the second quarter of 2005.  The increase in SG&A expenses was attributable to the following:

	(in thousands)	% Change

Internal growth	$5,117	9.0%
Foreign exchange	588	1.0
Acquisitions	11,208	19.7
Total	$16,913	29.7%

The internal increase in SG&A expenses was primarily due to increased variable selling expenses due to increased sales volumes and increased insurance costs, partially offset by lower earn-out costs related to a prior acquisition and lower costs for complying with Section 404 of the Sarbanes-Oxley Act of 2002 (SOX).  The increase in SG&A expenses from foreign exchange was primarily due to the appreciation of the Canadian dollar and the euro against the U.S. dollar.  The increase in SG&A expenses from acquisitions was due to the inclusion of Electro Controls, Alamo, Microflex, Savard, Flexflow, Core, Dormont, Changsha, ATS, Calflex and Kimsafe.

Restructuring and other charges.  Restructuring and other charges for the second quarter of 2006 decreased $5,772,000 primarily due to a gain of approximately $6,500,000 related to the sale of a building in Italy. This gain was partially offset by charges of $824,000 primarily for severance costs related to our European and Chinese restructuring plans.  In second quarter 2005, we recorded a $96,000 charge primarily for severance costs related to our European restructuring plans.

Operating Income.  Operating income by geographic segment for each of the second quarters ended 2006 and 2005 was as follows:

	Second Quarter Ended			% Change to Consolidated
	July 2, 2006	July 3, 2005	Change	Operating Income
	(dollars in thousands)

North America	$25,635	$20,254	$5,381	22.3%
Europe	15,608	7,952	7,656	31.6
China	2,397	572	1,825	7.5
Corporate	(5,404)	(4,577)	(827)	(3.4)
Total	$38,236	$24,201	$14,035	58.0%

The increase in operating income is attributable to the following:

						Change					Change
						As a % of Consolidated Operating Income					As a % of Segment Operating Income
	North America	Europe	China	Corp.	Total	North America	Europe	China	Corp.	Total	North America	Europe	China	Corp.
	(dollars in thousands)
Internal growth	$(77)	$876	$1,764	$(827)	$1,736	(.3)%	3.6%	7.3%	(3.4)%	7.2%	(.4)%	11.0%	308.4%	(18.1)%
Foreign exchange	334	162	77	—	573	1.4	.7	.3	—	2.4	1.7	2.1	—	—
Acquisitions	4,872	732	55	—	5,659	20.1	3.0	.3	—	23.4	24.1	9.2	—	—
Restructuring	252	5,886	(71)	—	6,067	1.1	24.3	(.4)	—	25.0	1.2	74.0	—	—
Total	$5,381	$7,656	$1,825	$(827)	$14,035	22.3%	31.6%	7.5%	(3.4)%	58.0%	26.6%	96.3%	308.4%	(18.1)%

The decrease in internal operating income in North America was primarily due to increased net SG&A expense and various inventory write-downs, partially offset by increased gross profit in the wholesale market.  In the second quarter of 2006, we did not record any costs associated with our manufacturing restructuring plan compared to $252,000 for the same period in 2005. The acquired growth is due to the inclusion of operating income from Alamo, Savard, Flexflow, Core, Dormont and Calflex.

The internal growth in Europe was primarily due to our increased gross profit in both the wholesale and OEM markets, benefits resulting from our completed manufacturing restructuring projects, partially offset by increased net SG&A expense.  In the second quarter of 2006, we recorded a net gain of $5,740,000 associated with our manufacturing restructuring plan as compared to costs of $146,000 for the same period in 2005.  We recorded a gain of $6,500,000 for the building sale in Italy partially offset by $760,000 of severance costs. The increase in operating income from foreign exchange was primarily due to the appreciation of the euro against the U.S. dollar. We cannot predict whether the euro will continue to depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our operating income. The acquired growth in Europe is due to the inclusion of the operating income from Electro Controls, Microflex, ATS and Kimsafe.

The increase in internal growth in China of $1,764,000 was primarily attributable to improved manufacturing efficiencies and cost reductions associated with our wholly owned manufacturing plant in Tianjin, partially offset by increased net SG&A expense. The acquired growth in China was due to the inclusion of the operating income of Changsha, acquired on April 26, 2006. In the second quarter of 2006, we recorded $71,000 of accelerated depreciation associated with our manufacturing restructuring plan in China. We anticipate recording an additional $1,865,000 in severance and accelerated depreciation costs for the remainder of 2006.

The decrease in internal operating income in Corporate of $827,000 was primarily attributable to increased incremental stock-based compensation costs incurred for the compliance with FAS 123R and increased pension costs, partially offset by lower costs incurred for compliance with SOX.

Interest Expense.  Interest expense increased $2,385,000, or 92.9%, for the second quarter of 2006 compared to the second quarter of 2005, primarily due to our April 27, 2006 issuance of $225,000,000 5.85% senior notes due in 2016 and increased debt levels for acquisitions along with increases in the average variable rates charged on the revolving credit facility.

We have entered into an interest rate swap for a notional amount of €25,000,000 outstanding on our revolving credit facility. We swapped three month EURIBOR plus 0.6%, for a fixed rate of 3.02%. We recorded a reduction to interest expense of approximately $793,000 for the fair value of the swap for the second quarter of 2006.

Other (income) expense.  Other (income) expense increased $896,000 for the second quarter of 2006 compared to the second quarter of 2005, primarily due to gains on officers’ life insurance policies.

Income Taxes.  Our effective income tax rate for continuing operations decreased to 35.8% for the second quarter of 2006 from 36.4% for the second quarter of 2005.  The decrease was primarily due to higher earnings in our European and China segments.  The shift in the mix of earnings to these segments caused our rate to decrease, as these segments have lower effective tax rates than our overall average.  This decrease is partially offset by a slightly increased rate in Europe due to higher earnings in our Italian and German operations.  These countries have higher effective tax rates as compared to our overall European average.  Italy’s earnings increase was largely due to the sale of the Italian building.

In addition, the tax associated with the above mentioned gain on the sale of our building was approximately $2,400,000. This tax will be paid to the Italian tax authorities in installments over the next five years.

Income From Continuing Operations.  Income from continuing operations for the second quarter of 2006 increased $8,555,000, or 61.2%, to $22,543,000, or $0.68 per common share, from $13,988,000, or $0.42 per common share, for the second quarter of 2005, in each case, on a diluted basis.  Income from continuing operations for the second quarters of 2006 and 2005 included income, net of tax, from our restructuring plan of $3,554,000, or $0.11 per share and costs of $241,000, or ($0.01) per share, respectively. The gain on the sale of our Italian building in the second quarter of 2006 resulted in an after-tax gain of $4,100,000, or $0.12 per share. The appreciation of the euro, Canadian dollar and Chinese yuan against the U.S. dollar resulted in a positive impact on income from continuing operations of $0.01 per share for the second quarter of 2006 compared to the comparable period last year. We cannot predict whether the euro, Canadian dollar or yuan will continue to appreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net income.

Loss From Discontinued Operations.  We recorded a charge net of tax to discontinued operations for the second quarters of 2006 and 2005 of $97,000, or $0.00 per common share, and $75,000, or $0.00 per common share, respectively, in each case, on a diluted basis. These charges are primarily attributable to legal fees associated with the James Jones litigation, as described in Part I, Item 1. “Business-Product Liability, Environmental and Other Litigation Matters” in our Annual Report on Form 10-K for the year ended December 31, 2005.”

Six Months Ended July 2, 2006 Compared to Six Months Ended July 3, 2005

Net Sales. Our net sales in each of the segments for each of the six months ended 2006 and 2005 were as follows:

	Six Months Ended July 2, 2006		Six Months Ended July 3, 2005			% Change to Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales
	(dollars in thousands)
North America	$404,815	70.4%	$304,593	68.1%	$100,222	22.4%
Europe	156,116	27.1	130,070	29.1	26,046	5.8
China	14,194	2.5	12,547	2.8	1,647.4
Total	$575,125	100%	$447,210	100%	$127,915	28.6%

The increase in net sales is attributable to the following:

					Change As a % of Consolidated Net Sale				Change As a % of Segment Net Sales
	North America	Europe	China	Total	North America	Europe	China	Total	North America	Europe	China
	(dollars in thousands)
Internal growth	$23,478	$17,397	$616	$41,491	5.2%	3.9%	.2%	9.3%	7.7%	13.3%	4.9%
Foreign exchange	2,261	(4,316)	407	(1,648)	.5	(1.0)	.1	(.4)	.7	(3.3)	3.2
Acquisitions	74,483	12,965	624	88,072	16.7	2.9	.1	19.7	24.5	10.0	5.0
Total	$100,222	$26,046	$1,647	$127,915	22.4%	5.8%	.4%	28.6%	32.9%	20.0%	13.1%

The internal growth in net sales in North America was due to increased price and unit sales in certain product lines into both the wholesale and DIY markets. Our wholesale market in the first six months of 2006, excluding the sales from the acquisitions of Alamo, Savard, Flexflow, Core and Dormont, grew by 7.9% compared to the second quarter of 2005, primarily due to increased sales of water pressure regulators, relief valves and backflow preventer units, as well as in our plumbing and under-floor radiant heating product lines. Our sales into the North American DIY market in the first six months of 2006 increased by 7.2% compared to the first six months of 2005, primarily due to increased sales of fittings and supply lines and plumbing and under-floor radiant heating product lines.

The increase in net sales due to foreign exchange in North America was due to the Canadian dollar appreciating against the U.S. dollar. We cannot predict whether the Canadian dollar will continue to appreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

The acquired growth in net sales in North America was due to the inclusion of net sales of Alamo, acquired on June 20, 2005, Savard, acquired on July 8, 2005, Flexflow, acquired on November 4, 2005, Core, acquired on December 2, 2005, Dormont, acquired on December 28, 2005 and Calflex acquired on June 2, 2006.

The internal sales growth in Europe was broad based with most markets and channels exhibiting improvement. Our sales into the wholesale and OEM markets in the first six months of 2006, excluding the sales from the acquisitions of Electro Controls and Microflex, grew by 15.7% and 12.3%, respectively, compared to the first six months of 2005.

The decrease in net sales due to foreign exchange in Europe was primarily due to the depreciation of the euro against the U.S. dollar primarily in the first quarter of 2006. We cannot predict whether the euro will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

The acquired growth in net sales in Europe was due to the inclusion of the net sales of Electro Controls, acquired on May 11, 2005, Microflex, acquired on July 5, 2005, ATS, acquired on May 19, 2006 and Kimsafe, acquired on June 7, 2006.

The internal sales growth in China was due to increased sales into the domestic and export markets, partially offset by due to disruptions from recent changes made in our domestic Chinese sales channels. Additionally, the yuan strengthened against the U.S. dollar.

The acquired growth in net sales in China was due to the inclusion of the net sales of Changsha, acquired on April 26, 2006. The operating results of the acquisition of Ningbo will be recorded in the third quarter of 2006.

Gross Profit.  Gross profit for the first six months of 2006 increased $43,616,000, or 27.5%, compared to the first six months of 2005. The increase in gross profit was attributable to the following:

	(in thousands)	% Change

Internal growth	$15,589	9.8%
Foreign exchange	(169)	(.1)
Acquisitions	27,489	17.4
Restructuring	707.4
Total	$43,616	27.5%

The internal growth in gross profit is primarily due to the North American segment, which increased internal gross profits by $8,419,000. This increase was primarily due to an improved sales mix in the wholesale market and increased unit sales to wholesalers partially offset by inventory write-downs to certain product lines. Europe and China also increased gross profits by $5,182,000 and $2,289,000, respectively.  In Europe, the increase in internal gross profit is primarily due to increased pricing and unit sales in the OEM and wholesale markets. The net decrease in gross profit from foreign exchange was primarily due to the depreciation of the euro against the U.S. dollar partially offset by the appreciation of the Canadian dollar and the yuan against the U.S. dollar.  The increase in gross profit from acquisitions was due to the inclusion of gross profit from Electro Controls, Alamo, Microflex, Savard, Flexflow, Core, Dormont, Changsha, ATS, Calflex and Kimsafe.

The increase in gross profit included decreased manufacturing restructuring and other costs.  In the first six months of 2006, we recorded $7,000 to cost of sales as compared to $714,000 in the first six months of 2005 for accelerated depreciation and other costs.

Selling, General and Administrative Expenses.  SG&A expenses for the first six months of 2006 increased $30,258,000, or 26.9%, compared to the first six months of 2005.  The increase in SG&A expenses was attributable to the following:

	(in thousands)	% Change

Internal growth	$11,285	10.0%
Foreign exchange	(267)	(.2)
Acquisitions	19,240	17.1
Total	$30,258	26.9%

The internal increase in SG&A expenses was primarily due to increased variable selling expenses due to increased sales volumes, increased insurance costs, a reclassification of product liability costs from costs of sales to SG&A expenses and incremental compensation costs incurred for compliance with FAS 123R, partially offset by lower costs for complying with Section 404 of the Sarbanes-Oxley Act of 2002 (SOX) and lower earn-out costs related to a prior acquisition.  The decrease in SG&A expenses from foreign exchange was primarily due to the depreciation of the euro against the U.S. dollar partially offset by the Canadian dollar and yuan appreciating against the U.S. dollar.  The increase in SG&A expenses from acquisitions was due to the inclusion of Electro Controls, Alamo, Microflex, Savard, Flexflow, Core, Dormont, Changsha, ATS, Calflex and Kimsafe.

Restructuring and other charges.  Restructuring and other charges for the first six months of 2006 decreased $5,899,000 primarily due to a gain of approximately $6,500,000 related to the sale of a building in Italy partially offset by costs of $1,059,000 primarily for severance costs related to our European and Chinese restructuring plans.  During the six-month period ended July 2, 2005, we recorded $458,000 primarily for severance costs related to our European restructuring plans.

Operating Income.  Operating income by geographic segment for each of the first six months ended 2006 and 2005 was as follows:

	Six Months Ended			% Change to Consolidated
	July 2, 2006	July 3, 2005	Change	Operating Income
	(dollars in thousands)

North America	$48,037	$38,700	$9,337	20.5%
Europe	25,178	15,445	9,733	21.4
China	3,412	1,117	2,295	5.0
Corporate	(11,859)	(9,751)	(2,108)	(4.6)
Total	$64,768	$45,511	$19,257	42.3%

The increase in operating income was attributable to the following:

						Change					Change
						As a % of Consolidated Operating Income					As a % of Segment Operating Income
	North America	Europe	China	Corp.	Total	North America	Europe	China	Corp.	Total	North America	Europe	China	Corp.
	(dollars in thousands)
Internal growth	$1,397	$2,812	$2,203	$(2,108)	$4,304	3.1%	6.2%	4.8%	(4.6)%	9.5%	3.6%	18.2%	197.2%	(21.6)%
Foreign exchange	506	(516)	108	—	98	1.1	(1.1)	.2	—	.2	1.3	(3.3)	9.7	—
Acquisitions	6,784	1,410	55	—	8,249	14.9	3.1	.1	—	18.1	17.5	9.1	4.9	—
Restructuring	650	6,027	(71)	—	6,606	1.4	13.2	(.1)	—	14.5	1.7	39.0	(6.3)	—
Total	$9,337	$9,733	$2,295	$(2,108)	$19,257	20.5%	21.4%	5.0%	(4.6)%	42.3%	24.1%	63.0%	205.5%	(21.6)%

The internal growth in North America was primarily due to our increased gross profit from price increases and increased unit sales in the wholesale market, benefits resulting from our completed manufacturing restructuring projects and product outsourcing, partially offset by increased net SG&A expense and inventory write-downs. In the first six months of 2006, we did not record any costs associated with our manufacturing restructuring plan compared to $650,000 for the same period in 2005. The acquired growth was due to the inclusion of operating income from of Alamo, Savard, Flexflow, Core, Dormont and Calflex.

The internal growth in Europe was primarily due to increased gross profit from price and unit increases in the wholesale and OEM markets, benefits resulting from our completed manufacturing restructuring projects, partially offset by increased net SG&A expense.  In the first six months of 2006, we recorded a gain of $5,505,000 associated with our manufacturing restructuring plan compared $522,000 for the same period in 2005.  We recorded a gain of $6,500,000 for the building sale in Italy partially offset by $995,000 of primarily severance costs.  The acquired growth in Europe was due to the inclusion of the operating income from Electro Controls, Microflex, ATS and Kimsafe.

The increase in internal growth in China of $2,203,000 was primarily attributable to improved manufacturing efficiencies associated with our wholly owned manufacturing plant in Tianjin, partially offset by increased net SG&A expense. The acquired growth in China was due to the inclusion of the operating income from Changsha. In the first six months of 2006 we recorded $71,000 of accelerated depreciation associated with our manufacturing restructuring plan in China. We anticipate recording an additional $1,865,000 in severance and accelerated depreciation costs for the remainder of 2006.

The decrease in internal operating income in Corporate of $2,108,000 was primarily attributable to incremental compensation charges including costs incurred for compliance with FAS 123R, increased audit costs and increased pension costs, partially offset by lower costs incurred for SOX compliance.

The net increase in operating income from foreign exchange was primarily due to the appreciation of the Canadian dollar and yuan partially offset by the depreciation of the euro against the U.S. dollar. We cannot predict whether these currencies will continue to appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our operating income.

Interest Expense.  Interest expense increased $4,056,000, or 79.7%, for the first six months of 2006 compared to the first six months of 2005, primarily due to the completion of the $225,000,000 5.85% private placement, increased debt levels for acquisitions made in 2005 and 2006, and an increase in the average variable rates charged on the revolving credit facility.

We entered into an interest rate swap for a notional amount of €25,000,000 outstanding on our revolving credit facility. We swapped three month EURIBOR plus 0.6%, for a fixed rate of 3.02%. We recorded a reduction to interest expense of approximately $793,000 to recognize the fair value of the swap as of July 2, 2006.

Other (income) expense.  Other (income) expense increased $1,209,000 for the first six months of 2006 compared to the first six months of 2005, primarily due to the gains on officers’ life insurance policies.

Income Taxes.  Our effective income tax rate for continuing operations decreased to 35.3% for the first six months of 2006 from 35.8% for the first six months of 2005. The decrease was primarily due to higher earnings in our European and China segments.

The shift in the earnings mix to these segments caused our rate to decrease as these segments have lower effective tax rates than our overall average.  This decrease was partially offset by a slightly increased rate in Europe due to higher earnings in our Italian and German operations.  These countries have higher effective tax rates than our overall European average.

In addition, the tax associated with the gain on the sale of our building was approximately $2,400,000. This tax will be paid to the Italian tax authorities in installments over the next five years.

Income From Continuing Operations.  Income from continuing operations for the first six months of 2006 increased $11,245,000, or 42.6%, to $37,630,000, or $1.14 per common share, from $26,385,000, or $0.80 per common share, for the first six months of 2005, in each case, on a diluted basis. Income from continuing operations for the first six months of 2006 and 2005 include income, net of tax, for our restructuring plan of $3,405,000, or $0.10 per share and $737,000, or ($0.02) per share, respectively. The gain on the sale of our building in Italy resulted in an after-tax gain of $4,100,000, or $0.12 per share. The appreciation of the Canadian dollar and Chinese yuan, offset by the depreciation of the euro against the U.S. dollar resulted in a positive impact on income from continuing operations of $56,000 for the first six months of 2006 compared to the comparable period last year. We cannot predict whether the euro, Canadian dollar or yuan will continue to depreciate or appreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net income

Loss From Discontinued Operations.  We recorded a charge net of tax to discontinued operations for the first six months of 2006 and 2005 of $221,000, or ($0.01) per common share, and $114,000, or $0.00 per common share, respectively, in each case, on a diluted basis. These charges are primarily attributable to legal fees associated with the James Jones litigation, as described in Part I, Item 1. “Business-Product Liability, Environmental and Other Litigation Matters” in our Annual Report on Form 10-K for the year ended December 31, 2005.”

Liquidity and Capital Resources

We generated $10,150,000 of cash from continuing operations for the first six months of 2006. We experienced an increase in inventory and accounts receivable in North America, Europe and China. The increase in accounts receivable is primarily due to sales volume. The increase in inventory was primarily due to increased cost of raw materials, planned increases in European safety stocks and seasonality.

We used $85,990,000 of net cash from investing activities for the first six months of 2006. We used $80,348,000 to fund the acquisitions of Changsha, ATS, Calflex and Ningbo and Kimsafe, $1,279,0000 in additional costs related to 2005 acquisitions and $387,000 to complete the planned increase of our ownership in Stern. We invested $29,792,000 in capital equipment.  Capital expenditures consisted of approximately $11,792,000 for manufacturing machinery and equipment as part of our ongoing commitment to improve our manufacturing capabilities and approximately $18,000,000 for the purchase of land and building and for infrastructure improvements for a site in Italy. We subsequently entered into a sale-leaseback transaction with respect to the building. We expect to invest an additional  $18,200,000 in capital equipment in 2006. We received proceeds of $25,219,000, which primarily included $15,957,000 related to the sale-leaseback in Italy and $9,148,000 from the sale of our facility in Northern Italy. We also received proceeds from the sale of one of our German buildings of approximately $1,267,000 during the first six months of 2006.

We generated $137,538,000 of net cash from financing activities for the first six months of 2006 primarily through the completion of our $225,000,000 private placement, increased borrowings in the Europe line of credit and proceeds from the exercise of stock options, partially offset by payments of debt, dividend payments and debt issue costs.

In April 2006, we amended our revolving credit facility with a syndicate of banks to provide for multi-currency unsecured borrowings and stand-by letters of credit of up to $350,000,000 and matures in April 2011. The original facility provided $300,000,000 in borrowings and would have expired in September 2009. The revolving credit facility is being used to support our acquisition program, working capital requirements and for general corporate purposes.

Outstanding indebtedness under the revolving credit facility bears interest at a rate determined by the type of loan plus an applicable margin determined by our debt rating, depending on the applicable base rate and our bond rating. For the first six months of 2006 the average interest rate under the revolving credit facility for euro-based borrowings was approximately 3.3%. There were no U.S. dollar borrowings at July 2, 2006. The revolving credit facility includes operational and financial covenants customary for facilities of this type, including, among others, restrictions on additional indebtedness, liens and investments and maintenance of certain leverage ratios. As of July 2, 2006, we were in compliance with all covenants related to the revolving credit facility; had $215,207,000 of unused and potentially available credit under the revolving credit facility; and had $102,152,000 of euro-based borrowings outstanding and $32,641,000 for stand-by letters of credit outstanding on our revolving credit facility.

Effective July 1, 2005, we entered into a three-year interest rate swap with a counter party for a notional amount of €25,000,000, which is outstanding under the original revolving credit facility.  We swapped the three-month EURIBOR plus 0.6% for a fixed rate of 3.02%. At July 2, 2006, the fair value of the swap was approximately $793,000.

We generated $1,213,000 of net cash by operations from discontinued operations. During the first six months of 2006, we received approximately $16,500 in cash as an indemnification payment for settlement costs we incurred in the James Jones Litigation. This cash has been recorded as a liability at July 2, 2006 because of the possibility that we might have to reimburse the insurance company if it is ultimately successful with a future appeal. We also received approximately $2,600,000 in cash for reimbursement of defense costs related to the James Jones Litigation. During the first six months of 2006, we paid approximately $202,000 for defense costs and approximately $350,000 for indemnity costs we incurred in the James Jones Litigation.

Working capital (defined as current assets less current liabilities) as of July 2, 2006 was $429,451,000 compared to $305,092,000 as of December 31, 2005. This increase is primarily due to increases in cash, inventories and accounts receivable. Cash and cash equivalents increased to $109,364,000 as of July 2, 2006 compared to $45,758,000 as of December 31, 2005 primarily due to proceeds from the completion of the $225,000,000 private placement. The ratio of current assets to current liabilities was 2.7 to 1 as of July 2, 2006 compared to 2.4 to 1 as of December 31, 2005.

We anticipate that available funds from current operations, existing cash and other sources of liquidity will be sufficient to meet current operating requirements and anticipated capital expenditures for at least the next 12 months. However, we may have to consider external sources of financing for any large future acquisitions.

Our long-term contractual obligations as of July 2, 2006 are presented in the following table:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt obligations, including current maturities (a)(c)	$460,755	$7,789	$430	$50,384	$402,152
Operating lease obligations	20,725	4,198	9,514	4,862	2,151
Capital lease obligations (a)	15,515	546	2,554	2,289	10,126
Pension contributions	8,183	158	176	92	7,757
Interest (b)	192,230	15,457	47,237	45,569	83,967
Other (c)	23,656	12,153	8,258	1,964	1,281
Total	$721,064	$40,301	$68,169	$105,160	$507,434

(a)  as recognized in the consolidated balance sheet

(b)  assumes the balance on the revolving credit facility remains at $102,152,000

(c)  includes commodity and capital expenditure commitments, taxes and other benefits at July 2, 2006

We maintain letters of credit that guarantee our performance or payment to third parties in accordance with specified terms and conditions. Amounts outstanding were approximately $52,246,000 as of July 2, 2006 and $48,651,000 as of December 31, 2005. Our letters of credit are primarily associated with insurance coverage and to a lesser extent foreign purchases and generally expire within one year of issuance. These instruments may exist or expire without being drawn down, therefore they do not necessarily represent future cash flow obligations.

We own a 20% interest in www.plumbworld.co.uk Limited (Plumbworld), a variable interest entity. Plumbworld is primarily an e-business that sells bathroom and sanitary appliances, as well as plumbing and heating products, tools and plumbing consumables. Its latest fiscal year sales were approximately $11,600,000. We have a nominal investment of approximately $500 in Plumbworld and maintain a loan receivable in the amount of approximately $216,000 with Plumbworld. We have entered into an agreement with the majority shareholders of Plumbworld to exchange our 20% ownership interest for full receipt of our loan receivable.  We expect to receive installment payments through September 2006, at which time we will relinquish our shares in Plumbworld. We continue to account for our investment in Plumbworld using the equity method.

Application of Critical Accounting Policies and Key Estimates

The preparation of our consolidated financial statements in accordance with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported. A critical accounting estimate is an assumption about highly uncertain matters and could have a material effect on the consolidated financial statements if another, also reasonable, amount were used, or, a change in the estimate is reasonably likely from period to period. We base our assumptions on historical experience and on other estimates that we believe are reasonable under the circumstances. Actual results could differ significantly from these estimates. There were no changes in accounting policies or significant changes in accounting estimates during the first six months of 2006.

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

We determine these assumptions based on consultation with outside actuaries and investment advisors. Any variance in these assumptions could have a significant impact on future recognized pension costs, assets and liabilities.

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

Our foreign subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials and are denominated in European currencies or the U.S. or Canadian dollar. We use foreign currency forward exchange contracts to manage the risk related to intercompany purchases that occur during the course of a year and certain open foreign currency denominated commitments to sell products to third parties. For the second quarters of 2006 and 2005, the amounts recorded in other income for the change in the fair value of such contracts was immaterial.

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

Item 4.  Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures.  In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. The effectiveness of our disclosure controls and procedures is also necessarily limited by the staff and other resources available to us and the geographic diversity of our operations. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  There was no change in our internal control over financial reporting that occurred during the quarter ended July 2, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  In connection with these rules, we will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Part II—OTHER INFORMATION

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

The Annual Meeting of Stockholders of the Company was held on May 4, 2006.

The results of the voting on the proposals considered at the Annual Meeting of Stockholders were as follows:

      1.       Election of Directors

                Each of the following persons was elected as a Director of the Company for a term expiring at the Company’s 2007 Annual Meeting of Stockholders and until such director’s successor is duly elected and qualified.

                The voting results were as follows:

DIRECTOR	VOTES FOR	VOTES WITHHELD

Timothy P. Horne	95,497,609	136,939
Ralph E. Jackson, Jr.	95,504,478	130,070
Kenneth J. McAvoy	95,497,459	137,089
John K. McGillicuddy	95,504,399	130,149
Gordon W. Moran	95,500,783	134,015
Daniel J. Murphy, III	95,500,783	133,765
Patrick S. O’Keefe	95,497,066	137,482

      2.       Ratification of Independent Auditors

                The selection of KPMG LLP as the independent auditors of the Company for the current fiscal year was ratified and the voting results were as follows:

95,439,180 votes FOR

169,476 votes AGAINST

25,892 votes ABSTAINED

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

WATTS WATER TECHNOLOGIES, INC.

Date:	August 11, 2006	By:	/s/ Patrick S. O’Keefe
Patrick S. O’Keefe
Chief Executive Officer

Date:	August 11, 2006	By:	/s/ William C. McCartney
William C. McCartney
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description

3.1	Restated Certificate of Incorporation, as amended (1)

3.2	Amended and Restated By-Laws, as amended (2)

10.1	Form of Indemnification Agreement between the Registrant and certain directors and officers of the Registrant

10.2

Note Purchase Agreement, dated as of April 27, 2006, between the Registrant and the Purchasers named in Schedule A thereto relating to the Registrant’s $225,000,000 5.85% Senior Notes due April 30, 2016 (3)

10.3	Form of 5.85% Senior Note due April 30, 2016 (3)

10.4

Subsidiary Guaranty, dated as of April 27, 2006, in connection with the Registrant’s 5.85% Senior Notes due April 30, 2016 executed by the subsidiary guarantors party thereto, including the form of Joinder to Subsidiary Guaranty (3)

10.5	First Amendment, dated as of April 27, 2006, Note Purchase Agreement dated as of May 15, 2003 among the Registrant and the purchasers named therein (3)

10.6

Amended and Restated Credit Agreement, dated as of April 27, 2006, among the Registrant, certain subsidiaries of the Registrant as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and the other lenders referred to therein (3)

10.7

Amended and Restated Guaranty, dated as of April 27, 2006, by the Registrant, the Subsidiaries of the Registrant set forth therein and Watts Industries Europe B.V., in favor of Bank of America, N.A. (3)

11	Statement Regarding Computation of Earnings per Common Share (4)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350.

(1)   Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-11499) for the quarter ended July 3, 2005.

(2)   Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (File No. 333-105989) filed with the Securities and Exchange Commission on June 10, 2003.

(3)   Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-11499) filed with the Securities and Exchange Commission on May 3,2006.

(4)   Incorporated by reference to Note 6 to the Notes to Consolidated Financial Statements included in this Report.