Form 10-Q
period 2006-10-01
WATTS WATER TECHNOLOGIES INC
filed 2006-11-07
CIK 795403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 1, 2006

or

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

Large Accelerated filer ☒   Accelerated filer ☐   Non-Accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2006
Class A Common Stock, $.10 par value	25,440,882

Class B Common Stock, $.10 par value	7,293,880

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX

Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets at October 1, 2006 and December 31, 2005 (unaudited)

Consolidated Statements of Operations for the Third Quarters Ended October 1, 2006 and October 2, 2005 (unaudited)

Consolidated Statements of Operations for the Nine Months Ended October 1, 2006 and October 2, 2005 (unaudited)

Consolidated Statements of Cash Flows for the Nine Months Ended October 1, 2006 and October 2, 2005 (unaudited)

Notes to Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

Part II. Other Information

Item 1. Legal Proceedings

Item 1A. Risk Factors

Item 6. Exhibits

Signatures

Exhibit Index

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share information)
(Unaudited)

	October 1, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$116,621	$45,758
Trade accounts receivable, less allowance for doubtful accounts of $10,733 at October 1, 2006 and $9,296 at December 31, 2005	237,707	177,364
Inventories, net:
Raw materials	102,152	84,087
Work in process	44,860	23,201
Finished goods	166,258	135,549
Total Inventories	313,270	242,837
Prepaid expenses and other assets	20,610	25,361
Deferred income taxes	37,303	27,540
Assets of discontinued operations	10,072	9,555
Total Current Assets	735,583	528,415
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	383,992	328,812
Accumulated depreciation	(179,960)	(163,813)
Property, plant and equipment, net	204,032	164,999
OTHER ASSETS:
Goodwill	349,595	296,636
Other, net	145,824	110,920
TOTAL ASSETS	$1,435,034	$1,100,970

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$110,619	$91,053
Accrued expenses and other liabilities	105,151	67,071
Accrued compensation and benefits	38,391	28,496
Current portion of long-term debt	7,616	13,635
Liabilities of discontinued operations	27,940	23,068
Total Current Liabilities	289,717	223,323
LONG-TERM DEBT, NET OF CURRENT PORTION	457,981	293,350
DEFERRED INCOME TAXES	42,611	24,803
OTHER NONCURRENT LIABILITIES	50,585	32,187
MINORITY INTEREST	7,559	7,831

STOCKHOLDERS’ EQUITY:
Preferred Stock, $.10 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Class A Common Stock, $.10 par value; 80,000,000 shares authorized; 1 vote per share; issued and outstanding: 25,440,882 shares at October 1, 2006 and 25,205,210 shares at December 31, 2005	2,544	2,521
Class B Common Stock, $.10 par value; 25,000,000 shares authorized; 10 votes per share; issued and outstanding: 7,293,880 shares at October 1, 2006 and 7,343,880 shares at December 31, 2005	729	734
Additional paid-in capital	146,829	142,694
Retained earnings	414,882	368,264
Accumulated other comprehensive income	21,597	5,263
Total Stockholders’ Equity	586,581	519,476
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,435,034	$1,100,970

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share information)
(Unaudited)

	Third Quarter Ended
	October 1, 2006	October 2, 2005
Net sales	$325,137	$232,729
Cost of goods sold	213,218	152,916
GROSS PROFIT	111,919	79,813
Selling, general & administrative expenses	75,549	56,904
Restructuring and other charges	332	4
OPERATING INCOME	36,038	22,905
Other (income) expense:
Interest income	(1,150)	(243)
Interest expense	6,520	2,579
Minority interest	(273)	106
Other	(560)	(369)
	4,537	2,073
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	31,501	20,832
Provision for income taxes	10,177	7,393
INCOME FROM CONTINUING OPERATIONS	21,324	13,439
Loss from discontinued operations, net of taxes	(3,137)	(71)
NET INCOME	$18,187	$13,368

BASIC EPS
Income per share:
Continuing operations	$.65	$.41
Discontinued operations	(.10)	—
NET INCOME	$.56	$.41
Weighted average number of shares	32,707	32,525

DILUTED EPS
Income per share:
Continuing operations	$.65	$.41
Discontinued operations	(.09)	—
NET INCOME	$.55	$.40
Weighted average number of shares	33,051	33,062

Dividends per share	$.09	$.08

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share information)
(Unaudited)

	Nine Months Ended
	October 1, 2006	October 2, 2005
Net sales	$900,262	$679,939
Cost of goods sold	586,166	441,565
GROSS PROFIT	314,096	238,374
Selling, general & administrative expenses	218,399	169,496
Restructuring and other charges	(5,109)	462
OPERATING INCOME	100,806	68,416
Other (income) expense:
Interest income	(2,459)	(881)
Interest expense	15,664	7,667
Minority interest	(131)	243
Other	(1,946)	(546)
	11,128	6,483
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	89,678	61,933
Provision for income taxes	30,724	22,109
INCOME FROM CONTINUING OPERATIONS	58,954	39,824
Loss from discontinued operations, net of taxes	(3,358)	(185)
NET INCOME	$55,596	$39,639

BASIC EPS
Income per share:
Continuing operations	$1.81	$1.23
Discontinued operations	(.10)	(.01)
NET INCOME	$1.70	$1.22
Weighted average number of shares	32,651	32,470

DILUTED EPS
Income per share:
Continuing operations	$1.79	$1.21
Discontinued operations	(.10)	(.01)
NET INCOME	$1.68	$1.20
Weighted average number of shares	33,027	33,006

Dividends per share	$.27	$.24

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended
	October 1, 2006	October 2, 2005
OPERATING ACTIVITIES
Income from continuing operations	$58,954	$39,824
Adjustments to reconcile net income from continuing operations to net cash provided by (used in) continuing operating activities:
Depreciation	20,123	18,238
Amortization	5,456	1,730
Stock-based compensation	2,077	—
Deferred income taxes	(8,041)	(1,700)
(Gain) loss on disposal of property, plant and equipment	(6,539)	465
Other	(669)	41
Changes in operating assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable	(29,879)	(24,295)
Inventories	(38,810)	(21,287)
Prepaid expenses and other assets	(3,180)	(3,556)
Accounts payable, accrued expenses and other liabilities	33,919	10,559
Net cash provided by operating activities	33,411	20,019

INVESTING ACTIVITIES
Additions to property, plant and equipment	(35,348)	(13,816)
Proceeds from the sale of property, plant and equipment	27,615	130
Proceeds from maturity of securities	—	26,600
Increase in other assets	(663)	(221)
Business acquisitions, net of cash acquired	(93,027)	(46,846)
Net cash used in investing activities	(101,423)	(34,153)

FINANCING ACTIVITIES
Proceeds from long-term borrowings	356,566	33,279
Payments of long-term debt	(206,962)	(21,955)
Proceeds from exercise of stock options	1,825	2,810
Tax benefit of options exercised	251	—
Debt issue costs	(2,377)	—
Payment of capital lease	(3,876)	—
Dividends	(8,977)	(7,828)
Net cash provided by financing activities	136,450	6,306
Effect of exchange rate changes on cash and cash equivalents	1,427	(316)
Net cash provided by (used in) operating activities of discontinued operations	998	(893)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	70,863	(9,037)
Cash and cash equivalents at beginning of period	45,758	65,913
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$116,621	$56,876

NON CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of businesses:
Fair value of assets acquired	$158,707	$53,568
Cash paid, net of cash acquired	(93,027)	(46,846)
Liabilities assumed	$65,680	$6,722

Acquisitions of fixed assets under capital lease	$15,957	$—
Retirement of variable rate demand bonds with cash collateral	$8,900	$—

CASH PAID FOR
Interest	$10,989	$5,187
Taxes	$31,783	$21,179

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in Watts Water Technologies, Inc.’s Consolidated Balance Sheet as of October 1, 2006, its Consolidated Statements of Operations for the third quarter and nine months ended October 1, 2006 and the third quarter and nine months ended October 2, 2005, and its Consolidated Statements of Cash Flows for the nine months ended October 1, 2006 and the nine months ended October 2, 2005.

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

Goodwill and Long-Lived Assets

The changes in the carrying amount of goodwill by geographic segment from December 31, 2005 to October 1, 2006 are as follows:

	North America	Europe	China	Total
	(in thousands)

Carrying amount at the beginning of period	$193,597	$97,438	$5,601	$296,636
Goodwill acquired during the period	—	38,457	5,973	44,430
Adjustments to goodwill during the period	883	—	—	883
Effect of change in exchange rates used for translation	205	7,243	198	7,646
Carrying amount at end of period	$194,685	$143,138	$11,772	$349,595

Other intangible assets include the following and are presented in “Other Assets: Other, net”, in the October 1, 2006 Consolidated Balance Sheet:

	Gross Carrying Amount	Accumulated Amortization
	(in thousands)

Patents	$13,348	$(5,096)
Other	83,361	(9,728)
Total amortizable intangibles	96,709	(14,824)
Intangible assets not subject to amortization	51,458	—
Total	$148,167	$(14,824)

Aggregate amortization expense for amortized other intangible assets for the third quarters of 2006 and 2005 was $2,261,000 and $693,000, respectively, and for the nine-month periods of 2006 and 2005 was $5,456,000 and $1,730,000, respectively. Additionally, future amortization expense on other intangible assets will be approximately $2,365,000 for the remainder of 2006, $9,081,000 for 2007, $8,011,000 for 2008, $7,723,000 for 2009 and $7,689,000 for 2010.  Amortization expense is calculated on a straight-line basis over the estimated useful lives of the intangible assets. The weighted-average remaining life of total amortizable intangibles is 12.4 years. Patents and other amortizable intangibles have weighted-average remaining lives of 11.0 years and 12.6 years, respectively.  Other amortizable intangibles primarily include customer relationships and non-compete agreements. Intangible assets not subject to amortization primarily include trademarks and unpatented technology.

Stock-Based Compensation

The Company maintains four stock incentive plans under which key employees and outside directors have been granted outstanding incentive stock options (ISOs) and nonqualified stock options (NSOs) to purchase the Company’s Class A Common Stock. Only one plan, the 2004 Stock Incentive Plan, is currently available for the grant of new equity awards. Stock options granted under prior plans became exercisable over a five-year period at the rate of 20% per year and expire ten years after the date of grant. Under the 2004 Stock Incentive Plan, options become exercisable over a four -year period at the rate of 25% per year and expire ten years after the grant date. ISOs and NSOs granted under the plans may have exercise prices of not less than 100% and 50% of the fair market value of the common stock on the date of grant, respectively. The Company’s current practice is to issue all options at fair market value on the grant date.

The Company has also granted shares of restricted stock to key employees and non-employee members of the Company’s Board of Directors under the 2004 Stock Incentive Plan, which vest over three years. The restricted stock awards are amortized to expense on a straight-line basis over the vesting period.

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

Effective January 1, 2006, the Company adopted Financial Accounting Standards Board Statement No. 123R, “Share-Based Payment”(FAS 123R) utilizing the “modified prospective” method as described in FAS 123R. Under the “modified prospective” method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date. In accordance with FAS 123R, prior period amounts were not restated. FAS 123R also requires the tax benefits associated with these share-based payments to be classified as financing activities in the Statements of Consolidated Cash Flows, rather than as operating cash flows as required under previous regulations. At October 1, 2006, the Company had three stock-based compensation plans with total unrecognized compensation costs related to unvested stock-based compensation arrangements of approximately $8,164,000 and a total weighted average remaining term of 2.3 years.  For the third quarter and first nine months of 2006, the Company recognized compensation costs related to stock-based programs of approximately $862,000 and $2,077,000, respectively, in selling, general and administrative expenses. The Company recorded approximately $30,000 of tax benefit during the third quarter and first nine months of 2006 for the compensation expense relating to its stock options. For the third quarter and nine months ended October 1, 2006, the Company recorded approximately $173,000 and $404,000 of tax benefit for its other stock-based plans. The recognition of total stock-based compensation expense impacted both basic net income per common share and diluted net income per common share by $0.02 during the third quarter. For the nine months ended October 1, 2006, the recognition of total stock-based compensation expense impacted both basic net income per common share and diluted net income per common share by $0.05.

Prior to the effective date, the stock-based compensation plans were accounted for under Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Pro-forma information regarding the impact of total stock-based compensation on net income and income per share for prior periods is required by FAS 123R.

Such pro-forma information, determined as if the Company had accounted for its employee stock options and RSUs under the fair value method to measure stock-based compensation as required under the disclosure provisions of Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation” (FAS 123) as amended by Financial Accounting Standards Board Statement No. 148 “Accounting for Stock-Based Compensation Transition and Disclosure” (FAS 148) during the third quarter  and nine months ended October 2, 2005, is illustrated in the following tables:

Third Quarter Ended
October 2, 2005
(amounts in thousands, except per share information)
Net income, as reported	$13,368
Add: Stock-based employee compensation expense from the Management Stock Purchase Plan included in reported net income, net of tax	117
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax:
Restricted stock units (Management Stock Purchase Plan)	(159)
Employee stock options	(427)
Pro-forma net income	$12,899

Earnings per share:
Basic-as reported	$.41
Basic-pro-forma	$.40
Diluted-as reported	$.40
Diluted-pro-forma	$.39

Nine Months Ended
October 2, 2005
(amounts in thousands, except per share information)
Net income, as reported	$39,639
Add: Stock-based employee compensation expense from the Management Stock Purchase Plan included in reported net income, net of tax	433
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax:
Restricted stock units (Management Stock Purchase Plan)	(477)
Employee stock options	(597)
Pro-forma net income	$38,998

Earnings per share:
Basic-as reported	$1.22
Basic-pro-forma	$1.20
Diluted-as reported	$1.20
Diluted-pro-forma	$1.17

The fair value of each option granted under the 2004 Stock Incentive Plan is estimated on the date of grant, using the Black-Scholes-Merton Model, based on the following weighted average assumptions for the first nine months of 2006 and 2005:

	Nine months Ended
	October 1, 2006	October 2, 2005

Expected life (years)	5.8	5.8
Risk-free interest rate	4.9%	4.0%
Volatility	35.9%	36.2%
Dividend yield	1.0%	1.0%

There were 163,500 and 260,000 options issued under the 2004 Stock Incentive Plan in the third quarters of 2006 and 2005, respectively.

The fair value of each share issued under the Management Stock Purchase Plan is estimated on the date of grant, using the Black-Scholes-Merton Model, based on the following weighted average assumptions for the first nine months of 2006 and 2005:

	Nine months Ended
	October 1, 2006	October 2, 2005

Expected life (years)	3.0	3.0
Risk-free interest rate	4.5%	3.4%
Volatility	25.7%	26.0%
Dividend yield	1.5%	1.4%

There were 87,125 and 120,036 RSUs issued under the Management Stock Purchase Plan in the first quarters of 2006 and 2005, respectively. There were no RSUs issued in the second and third quarters of 2006 or 2005.

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

The above assumptions were used to determine the weighted average grant-date fair value of stock options of $13.50 and $11.54 during the first nine months of 2006 and 2005, respectively. Also, the weighted average grant-date fair values of RSUs granted were $13.60 and $12.41 during the first nine months of 2006 and 2005, respectively.

The Company distributed dividends of  $0.09 and $0.27 per share for the third quarter and first nine months of 2006, respectively, and $0.08 and $0.24 per share for the third quarter and first nine months of 2005, respectively, on the Company’s Class A Common Stock and Class B Common Stock.

2004 Stock Incentive Plan

For a description of the 2004 Stock Incentive Plan’s terms, see Note 13 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

There were 163,500 options issued during the first nine months of 2006 under the 2004 Stock Incentive Plan.  At October 1, 2006, there were 1,191,896 options granted and outstanding to certain officers and key employees. There were 2,000 options forfeited during the first nine months of 2006. Total unrecognized compensation cost related to the unvested stock options was approximately $4,621,000 at October 1, 2006, and is being amortized on a straight-line basis over a five or four-year vesting period. For the third quarter and first nine months of 2006, the Company recognized compensation cost of  $407,000 and $1,012,000, respectively, in selling, general and administrative expenses.

A summary of the Company’s stock option activity and related information for the first nine months of 2006 is shown in the following table:

	As of October 1, 2006
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(options in thousands)
Outstanding at beginning of period	1,089	$21.70
Granted	164	35.20
Cancelled	(2)	32.07
Exercised	(59)	17.41
Outstanding at end of period	1,192	$23.75	$8.01
Exercisable at end of period	586	$18.88	$12.88

As of October 1, 2006, the aggregate intrinsic values of outstanding and exercisable options were approximately $9,547,000 and $7,548,000, respectively, representing the total pre-tax intrinsic value, based on the Company’s closing Class A common stock price of $31.76 as of October 1, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised for the first nine months of 2006 was approximately $1,106,000. Upon exercise of options, the Company issues shares of Class A common stock.

The following table summarizes information about options outstanding at October 1, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(options in thousands)
$10.58	43	3.9	$10.58	43	$10.58
$11.75—$12.44	43	3.5	12.00	43	12.00
$15.40—$35.20	1,106	7.7	24.77	500	20.20
	1,192	7.4	$23.75	586	$18.88

Additionally at October 1, 2006, there were 74,067 unvested shares of restricted stock outstanding that were granted to key employees and the non-employee members of the Company’s Board of Directors.  The Company issued 59,612 shares of restricted stock during the third quarter and first nine months ended October 1, 2006. At October 1, 2006, total unrecognized compensation cost related to unvested restricted stock was approximately $2,094,000, which is being amortized on a straight-line basis over the three-year vesting period.  For the third quarter and first nine months ended October 1, 2006, the Company recognized compensation costs of $186,000 and $345,000, respectively, in selling, general and administrative expenses. The Company applied an estimated forfeiture rate of 10% for restricted stock issued to key employees. The aggregate intrinsic value of restricted stock granted and outstanding approximated $2,352,000 representing the total pre-tax intrinsic value based on the Company’s closing Class A common stock price of $31.76 as of October 1, 2006.

Management Stock Purchase Plan

For a description of the Management Stock Purchase Plan terms, see Note 13 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

There were 87,125 RSUs issued during the first nine months of 2006 with an aggregate grant-date fair value approximating $1,185,000.  At October 1, 2006, there were 346,687 RSUs granted and outstanding to certain officers and key employees. There were no RSUs forfeited during the first nine months of 2006. Total unrecognized compensation cost related to unvested RSUs was approximately $1,449,000 at October 1, 2006, and is being amortized on a straight-line basis over a three-year vesting period. For the third quarter and first nine months of 2006 the Company recognized compensation cost of $269,000 and $720,000, respectively, in selling, general and administrative expenses.

A summary of the Company’s RSUs activity and related information for the first nine months of 2006 is shown in the following table:

	As of October 1, 2006
	RSUs	Weighted Average Purchase Price	Aggregate Intrinsic Value
	(RSUs in thousands)
Outstanding at beginning of period	328	$16.02
Granted	87	23.34
Settled	(68)	10.20
Outstanding at end of period	347	$19.00	$12.76
Vested at end of period	148	$15.64	$16.12

As of October 1, 2006, the aggregate intrinsic values of outstanding and vested RSUs were approximately $4,424,000 and $2,384,000, respectively, representing the total pre-tax intrinsic value, based on the Company’s closing Class A common stock price of $31.76 as of October 1, 2006, which would have been received by the RSUs holders had all RSUs settled as of that date. The total intrinsic value of RSUs settled for the first nine months of 2006 was approximately $1,745,000. Upon settlement of RSUs, the Company issues shares of Class A common stock.

The following table summarizes information about RSUs outstanding at October 1, 2006:

	RSUs Outstanding			RSUs Vested
Range of Purchase Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Purchase Price	Number Vested	Weighted Average Purchase Price
	(RSUs in thousands)
$7.93—$8.34	12	—	$8.13	12	$8.13
$9.36—$9.54	5	—	9.47	5	9.47
$10.00—$12.30	23	—	10.66	23	10.66
$15.50—$23.34	307	1.4	20.22	108	17.84
	347	1.4	$19.00	148	$15.64

Shipping and Handling

The Company’s shipping costs included in selling, general and administrative expense were $9,528,000 and $7,418,000 for the third quarter of 2006 and 2005, respectively, and were $27,270,000 and $20,423,000 for the first nine months of 2006 and 2005, respectively.

Research and Development

Research and development costs included in selling, general and administrative expense were $3,091,000 and $2,780,000 for the third quarters of 2006 and 2005, respectively, and were $9,400,000 and $8,688,000 for the first nine months of 2006 and 2005, respectively.

New Accounting Standards

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (SAB 108), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006.  The Company will adopt the provisions of SAB 108 for its annual financial statements for fiscal year 2006.  The Company does not expect the impact of SAB 108 will be material to its consolidated financial statements.

In September 2006, the Financial Accounting Standards Board (FASB) issued FAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” (FAS 158) which requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in other comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006 for companies with publicly traded equity securities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008, although earlier adoption is permitted. As a result of the requirement to recognize the funded status of its benefit plans as of December 31, 2006, the Company expects to record an increase in its pension liability of approximately $8,000,000 and a decrease in stockholders’ equity of approximately $5,500,000, net of tax.

In September 2006, FASB issued FAS No. 157, “Fair Value Measurements,” (FAS 157) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged provided that the reporting company has not yet issued financial statements for that fiscal year including financial statements for an interim period within that fiscal year. The Company does not expect the impact of FAS 157 will be material to its consolidated financial statements.

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, based on the technical merits. This interpretation also provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will become effective for fiscal years beginning after December 15, 2006. The Company does not expect the impact of FIN 48 will be material to its consolidated financial statements.

In March 2006, the FASB issued Financial Accounting Standards Board Statement No. 156 “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140,” (FAS 156). FAS 156 amends FAS Statement No.140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. FAS 156 addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting. The Company is required to adopt the provisions of FAS 156 as of January 1, 2007, although earlier adoption is permitted. The Company does not expect the impact of FAS 156 will be material to its consolidated financial statements.

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

In May 2005, the FASB issued Financial Accounting Standards Board Statement No. 154, “Accounting Changes and Error Correction Replacement of APB Opinion No. 20 and FASB Statement No. 3” (FAS 154). FAS 154 replaces APB Opinion No. 20, “Accounting Changes” (APB 20), and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principles be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. FAS 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used. FAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. The Company applied the provisions of this statement in January 2006 and the impact was not material to its consolidated financial statements.

In December 2004, the FASB issued Financial Accounting Standards Board Statement No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (FAS 153). The amendments made by FAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this statement were applied prospectively in January 2006 and the impact was not material to the Company’s consolidated financial statements.

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

3. Discontinued Operations

In September 1996, the Company divested its Municipal Water Group businesses, which included Henry Pratt, James Jones Company and Edward Barber and Company Ltd.  Costs and expenses related to the Municipal Water Group for 2006 and 2005 primarily relate to legal and settlement costs associated with the James Jones Litigation, which is described in Part I, Item 1, “Product Liability, Environmental and Other Litigation Matters” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and Note 13 of Notes to Consolidated Financial Statements in this Form 10-Q.

Condensed operating statements and balance sheets for discontinued operations are summarized below:

	Third Quarter Ended
	October 1, 2006	October 2, 2005
	(in thousands)
Cost and expenses- Municipal Water Group	$(5,100)	$(115)
Loss before income taxes	(5,100)	(115)
Income tax benefit	1,963	44
Loss from discontinued operations, net of taxes	$(3,137)	$(71)

	Nine Months Ended
	October 1, 2006	October 2, 2005
	(in thousands)
Cost and expenses- Municipal Water Group	$(5,459)	$(299)
Loss before income taxes	(5,459)	(299)
Income tax benefit	2,101	114
Loss from discontinued operations, net of taxes	$(3,358)	$(185)

	October 1, 2006	December 31, 2005
	(in thousands)
Prepaid expenses and other assets	$640	$2,511
Deferred income taxes	9,432	7,044
Assets of discontinued operations	$10,072	$9,555
Accrued expenses and other liabilities	27,940	23,068
Liabilities of discontinued operations	$27,940	$23,068

The assets and liabilities at October 1, 2006 and December 31, 2005 primarily relate to the reserves for the James Jones Litigation.

4. Derivative Instruments

The Company uses foreign currency forward exchange contracts as an economic hedge to reduce the impact of currency fluctuations on certain anticipated intercompany purchase transactions that are expected to occur during the next twelve months and certain other foreign currency transactions. Realized and unrealized gains and losses on the contracts are recognized in other income/expense. These contracts do not subject the Company to significant market risk from exchange movement because they offset gains and losses on the related foreign currency denominated transactions. At October 1, 2006, the fair value of the contracts was a loss of approximately $63,000.

The Company occasionally uses commodity futures contracts to fix the price on a certain portion of certain raw materials used in the manufacturing process. At October 1, 2006 and October 2, 2005, the Company had no commodity contracts.

5. Restructuring and Other Charges

The Company continues to implement a plan to consolidate several of its manufacturing plants in Europe. At the same time it is expanding its manufacturing capacity in China and other low-cost areas of the world.  In the third quarter of 2006, the Company recorded pre-tax charge of approximately $1,281,000 compared to a pre-tax charge of $995,000 in the third quarter of 2005. Pre-tax costs of $949,000 and $991,000 were recorded in costs of goods sold in the third quarter of 2006 and 2005, respectively. Costs incurred for the third quarter of 2006 primarily included manufacturing severance costs related to the Company’s Chinese restructuring plan. Costs incurred for the third quarter of 2005 included accelerated depreciation for the closure of a U.S. manufacturing plant.  The Company recorded pre-tax charges of $332,000 and  $4,000 to restructuring and other charges in the third quarters of 2006 and 2005, respectively.  The costs incurred for the third quarter of 2006 and 2005 are primarily for severance costs related to the Company’s Chinese and European restructuring plans.

For the first nine months of 2006, the Company recorded pre-tax income of approximately $4,153,000 compared to a pre-tax charge of $2,167,000 for the first nine months of 2005. Pre-tax costs of $956,000 and $1,705,000 were recorded in costs of goods sold in the first nine months of 2006 and 2005, respectively. Costs incurred for the first nine months of 2006 primarily included manufacturing severance costs related to the Company’s Chinese restructuring plan. Costs incurred for the first nine months of 2005 included accelerated depreciation for the closure of a U.S. manufacturing plant.  The Company recorded income of $5,109,000 and a charge of $462,000 to restructuring and other charges in the first nine months of 2006 and 2005, respectively. In the second quarter of 2006, the Company recorded a gain of approximately $6,500,000 related to the sale of a building in Italy, which is partially offset by costs incurred for severance costs related to the Company’s Chinese and European restructuring plans.  The costs incurred for the first nine months of 2005 are primarily for severance costs related to Company’s European restructuring plans.

6. Earnings per Share

The following tables set forth the reconciliation of the calculation of earnings per share:

	For the Third Quarter Ended October 1, 2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(amounts in thousands, except share and per share amounts)
Basic EPS
Income from continuing operations	$21,324	32,707,343	$.65
Loss from discontinued operations	(3,137)		(.10)
Net income	$18,187		$.56
Effect of dilutive securities
Common stock equivalents		343,327
Diluted EPS
Income from continuing operations	$21,324		$.65
Loss from discontinued operations	(3,137)		(.09)
Net income	$18,187	33,050,670	$.55

	For the Third Quarter Ended October 2, 2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(amounts in thousands, except share and per share amounts)
Basic EPS
Income from continuing operations	$13,439	32,525,422	$.41
Loss from discontinued operations	(71)		—
Net income	$13,368		$.41
Effect of dilutive securities
Common stock equivalents		536,578
Diluted EPS
Income from continuing operations	$13,439		$.41
Loss from discontinued operations	(71)		—
Net income	$13,368	33,062,000	$.40

	For the Nine Months Ended October 1, 2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(amounts in thousands, except share and per share amounts)
Basic EPS
Income from continuing operations	$58,954	32,651,037	$1.81
Loss from discontinued operations	(3,358)		(.10)
Net income	$55,596		$1.70
Effect of dilutive securities
Common stock equivalents		375,876
Diluted EPS
Income from continuing operations	$58,954		$1.79
Loss from discontinued operations	(3,358)		(.10)
Net income	$55,596	33,026,913	$1.68

	For the Nine Months Ended October 2, 2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(amounts in thousands, except share and per share amounts)
Basic EPS
Income from continuing operations	$39,824	32,469,951	$1.23
Loss from discontinued operations	(185)		(.01)
Net income	$39,639		$1.22
Effect of dilutive securities
Common stock equivalents		536,328
Diluted EPS
Income from continuing operations	$39,824		$1.21
Loss from discontinued operations	(185)		(.01)
Net income	$39,639	33,006,279	$1.20

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

The following is a summary of our significant accounts and balances by segment, reconciled to our consolidated totals:

	North America	Europe	China	Corporate (*)	Consolidated
	(in thousands)
As of and for the quarter ended October 1, 2006
Net sales	$211,769	$101,437	$11,931	$—	$325,137
Operating income (loss)	26,217	12,889	3,556	(6,624)	36,038
Capital expenditures	2,413	2,424	719	—	5,556
Depreciation and amortization	4,482	3,038	1,161	—	8,681

As of and for the quarter ended October 2, 2005
Net sales	$160,029	$65,554	$7,146	$—	$232,729
Operating income (loss)	18,388	7,854	1,433	(4,770)	22,905
Capital expenditures	1,972	1,748	758	—	4,478
Depreciation and amortization	3,568	2,282	892	—	6,742

As of and for the nine months ended October 1, 2006
Net sales	$616,584	$257,553	$26,125	$—	$900,262
Operating income (loss)	74,254	38,067	6,968	(18,483)	100,806
Identifiable assets	825,958	489,338	119,738	—	1,435,034
Long-lived assets	97,224	78,864	27,944	—	204,032
Intangibles	77,979	46,203	9,161	—	133,343
Capital expenditures	8,849	24,716	1,783	—	35,348
Depreciation and amortization	13,289	8,553	3,737	—	25,579

As of and for the nine months ended October 2, 2005
Net sales	$464,622	$195,624	$19,693	$—	$679,939
Operating income (loss)	57,088	23,299	2,550	(14,521)	68,416
Identifiable assets	551,498	308,481	93,539	—	953,518
Long-lived assets	73,243	46,674	25,923	—	145,840
Intangibles	32,596	13,304	2,680	—	48,580
Capital expenditures	7,535	4,194	2,087	—	13,816
Depreciation and amortization	10,180	6,513	3,275	—	19,968

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

The North American segment consists of U.S. net sales of $196,372,000 and $147,640,000 for the third quarters of 2006 and 2005, respectively, and $573,135,000 and $430,175,000 for the first nine months of 2006 and 2005, respectively. The North American segment also consists of U.S. long-lived assets of $90,278,000 and $68,304,000 at October 1, 2006 and October 2, 2005, respectively.

Intersegment sales for the quarter ended October 1, 2006 for North America, Europe and China were $1,510,000, $958,000 and $21,991,000, respectively.  Intersegment sales for the quarter ended October 2, 2005 for North America, Europe and China were $1,209,000, $1,072,000 and $13,677,000, respectively.

Intersegment sales for the first nine months ended October 1, 2006 for North America, Europe and China were $4,942,000, $2,188,000 and $54,379,000, respectively.  Intersegment sales for the first nine months ended October 2, 2005 for North America, Europe and China were $3,740,000, $4,054,000 and $35,534,000, respectively.

On April 4, 2006, the Company sold an operating facility in northern Italy to the local Italian government.  The net selling price of the land and building was approximately $9,200,000 resulting in a pre-tax gain of approximately $6,500,000 recognized in the second quarter of 2006.  Taxes associated with this gain of approximately $2,400,000 are due in installments over the next five years.  The Company then used the proceeds from sale of this facility plus additional bank financing to purchase another site, which was owned by the same governmental agency.  The purchase price for the new facility (land and building) was approximately $16,300,000.  Simultaneously, the Company entered into a 15-year sale and leaseback arrangement with a leasing company for the new facility’s building.  The sale- leaseback transaction resulted in proceeds to the Company of approximately $16,000,000, partially used to repay the bank financing.  There was no gain or loss recorded in connection with the sale-leaseback transaction.

8. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of the following:

	Foreign Currency Translation and Other	Pension Adjustment	Accumulated Other Comprehensive Income (Loss)
	(in thousands)

Balance December 31, 2005	$13,090	$(7,827)	$5,263
Change in period	4,611	—	4,611
Balance April 2, 2006	17,701	(7,827)	9,874
Change in period	6,841	—	6,841
Balance July 2, 2006	$24,542	$(7,827)	$16,715
Change in period	4,882	—	4,882
Balance October 1, 2006	$29,424	$(7,827)	$21,597

Balance December 31, 2004	$32,467	$(5,849)	$26,618
Change in period	(6,885)	—	(6,885)
Balance April 3, 2005	25,582	(5,849)	19,733
Change in period	(11,637)	—	(11,637)
Balance July 3, 2005	$13,945	$(5,849)	$8,096
Change in period	1,212	—	1,212
Balance October 2, 2005	$15,157	$(5,849)	$9,308

Accumulated other comprehensive income (loss) in the consolidated balance sheets as of October 1, 2006 and October 2, 2005 consists primarily of cumulative translation adjustments and minimum pension liability adjustments.  The Company’s total comprehensive income (loss) was as follows:

	Third Quarter Ended
	October 1 2006	October 2, 2005
	(in thousands)

Net income	$18,187	$13,368
Foreign currency translation adjustments and other	4,882	1,212
Total comprehensive income	$23,069	$14,580

	Nine Months Ended
	October 1, 2006	October 2, 2005
	(in thousands)

Net income	$55,596	$39,639
Foreign currency translation adjustments and other	16,334	(17,310)
Total comprehensive income	$71,930	$22,329

9.   Acquisitions

On August 14, 2006, a wholly owned subsidiary of the Company acquired 100% of the outstanding stock of Black Teknigas, Limited (Teknigas) located in St. Neots, United Kingdom for approximately $8,700,000, which is net of cash acquired of approximately $300,000, plus assumed debt of approximately $1,087,000. The preliminary allocations for goodwill and intangible assets are approximately $4,186,000 and $3,718,000, respectively. The amount recorded as intangible assets is primarily for technology and customer relationships that have estimated useful lives ranging from 8 to 12 years and trade names with indefinite lives. Teknigas designs, develops and manufactures a range of gas control products and systems for combustion, industrial, medical, laboratory and specialty gas.

On June 7, 2006, a wholly owned subsidiary of the Company acquired 100% of the outstanding stock of Kim Olofsson Safe Corporation AB (KimSafe) located in Almhult, Sweden for approximately $5,700,000, which is net of cash acquired of approximately $2,900,000. The preliminary allocations for goodwill and intangible assets are approximately $1,627,000 and $3,532,000, respectively. The amount recorded as intangible assets is primarily for customer relationships that have estimated useful lives of 5 years and trade names with indefinite lives. KimSafe manufactures electronic controls for heat pump, solar and pellet heaters, which provide the ability to heat water using renewable energy.

On June 2, 2006, a wholly owned subsidiary of the Company acquired the assets and business of Calflex Manufacturing, Inc. (Calflex) located in Vernon, California and the stock of Ningbo Best Metal & Plastic Manufacturing Company, Ltd. (Ningbo) located in Ningbo, China for approximately $6,600,000.  The preliminary allocation for intangible assets is approximately $2,333,000. The amount recorded as intangible assets is primarily for customer relationships that have estimated useful lives of 12 years and trade names with indefinite lives. Calflex and Ningbo distribute and manufacture water connectors.

On May 19, 2006, a wholly owned subsidiary of the Company acquired 100% of the outstanding stock of ATS Expansion Group (ATS) located in Sorgues, Grenoble and Hautvilliers, France for approximately $62,000,000, which is net of cash acquired of approximately $5,600,000 plus assumed debt of approximately $14,100,000.  The preliminary allocations for goodwill and intangible assets are approximately $32,644,000 and $26,858,000, respectively. The amount recorded as intangible assets is primarily for customer relationships with estimated useful lives ranging from 8 to 10 years, patents with estimated useful lives ranging from 7 to 12 years and trade names with indefinite lives. ATS’ products include a broad range of fittings, valves and manifolds for water, gas and heating applications and stainless steel flexible hoses.

On April 26, 2006, a wholly owned subsidiary of the Company acquired the assets and business of Changsha Valve Works (Changsha) located in Changsha, China for approximately $8,500,000, of which approximately $600,000 remains to be paid subject to certain conditions being met. The preliminary allocations for goodwill and intangible assets are approximately $5,975,000 and $2,800,000, respectively. The amount recorded as intangible assets is primarily for non-compete agreements that have estimated useful lives of 10 years and customer order backlog with an estimated useful life of 1 year. Changsha is a leading manufacturer of large diameter hydraulic-actuated butterfly valves for thermo-power and hydro-power plants, water distribution projects and water works projects in China.

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

10.  Debt

On April 27, 2006, the Company completed a private placement of $225,000,000 of 5.85% senior unsecured notes due April 2016 (the 2006 Note Purchase Agreement). The 2006 Note Purchase Agreement includes operational and financial covenants, with which the Company is required to comply, including, among others, maintenance of certain financial ratios and restrictions on additional indebtedness, liens and dispositions. Events of default under the 2006 Note Purchase Agreement include failure to comply with its financial and operational covenants, as well as bankruptcy and other insolvency events. The Company may, at its option, upon notice to the noteholders, prepay at any time all or part of the Notes in an amount not less than $1 million by paying the principal amount plus a make-whole amount, which is dependent upon the yield of respective U.S. Treasury Securities. The Company used the net proceeds from the private placement to repay $147,000,000 outstanding under its revolving credit facility. The balance of the net proceeds will be used to finance future acquisitions and for general corporate purposes. As of October 1, 2006, the Company was in compliance with all covenants related to the 2006 Note Purchase Agreement. The payment of interest on the senior unsecured notes is due semi-annually on April 30th and October 30th of each year. Additionally, the Company amended its 2003 Note Purchase Agreement to reflect the existence of the subsidiary guarantors and to substantially conform certain provisions of the 2003 Note Purchase Agreement to the 2006 Note Purchase Agreement.

On April 27, 2006, the Company amended and restated its unsecured revolving credit facility with a syndicate of banks (as amended, the revolving credit facility). The revolving credit facility provides for multi-currency unsecured borrowings and stand-by letters of credit of up to $350,000,000 and expires in April 2011. Borrowings outstanding under the revolving credit facility bear interest at a fluctuating rate per annum equal to an applicable percentage equal to (i) in the case of Eurocurrency rate loans, the British Bankers Association LIBOR rate plus an applicable percentage of 0.60%, which is determined by reference to the Company’s consolidated leverage ratio and debt rating, or (ii) in the case of base rate loans and swing line loans, the higher of (a) the federal funds rate plus 0.5% and (b) the rate of interest in effect for such day as announced by Bank of America, N.A. as its “prime rate.” For first nine months of 2006, the average interest rate under the revolving credit facility for euro-based borrowings was approximately 3.3%. The revolving credit facility includes operational and financial covenants customary for facilities of this type, including, among others, restrictions on additional indebtedness, liens and investments and maintenance of certain leverage ratios. As of October 1, 2006, the Company was in compliance with all covenants related to the revolving credit facility; had $210,069,000 of unused and potentially available credit under the revolving credit facility; had no U.S dollar denominated debt and $107,290,000 of euro-based borrowings outstanding on its revolving credit facility; and had $32,641,000 for stand-by letters of credit outstanding on its revolving credit facility.

Effective July 1, 2005, the Company entered into a three-year interest rate swap with a counter party for a notional amount of €25,000,000, which is outstanding under the revolving credit facility.  The Company swapped three-month EURIBOR plus 0.6% for a fixed rate of 3.02%. At October 1, 2006, the fair value of the swap was approximately $673,000, which was recorded as a reduction of interest expense in the first nine months of 2006. The Company recorded an increase in interest expense of $120,000 in the third quarter of 2006 for changes in the fair value of the interest rate swap. The swap was terminated on October 3, 2006.

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

The components of net periodic benefit cost are as follows:

	Third Quarter Ended
	October 1, 2006	October 2, 2005
	(in thousands)

Service cost—benefits earned	$887	$715
Interest costs on benefits obligation	945	838
Estimated return on assets	(875)	(797)
Prior service cost amortization	71	60
Net loss amortization	303	216
Net periodic benefit cost	$1,331	$1,032

	Nine Months Ended
	October 1, 2006	October 2, 2005
	(in thousands)

Service cost—benefits earned	$2,661	$2,145
Interest costs on benefits obligation	2,835	2,514
Estimated return on assets	(2,625)	(2,377)
Prior service cost amortization	213	180
Net loss amortization	909	646
Net periodic benefit cost	$3,993	$3,108

Cash flows:

The information related to the Company’s pension funds cash flow is as follows:

	Nine Months Ended
	October 1, 2006	October 2, 2005
	(in thousands)

Employer contributions	$3,194	$1,786

13.  Subsequent Event

In the insurance coverage portion of the James Jones Litigation, on October 20, 2006, the United States Court of Appeals for the Seventh Circuit affirmed that an arbitration panel could decide which deductible agreements between the Company and Zurich American Insurance Company (Zurich) would control Zurich’s reimbursement claim for defense costs paid in the James Jones case.  As a result of this development, the Company recorded a pre-tax charge of $5,000,000 to discontinued operations in the third quarter of 2006.

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

We are a leading supplier of products used in the water quality, water conservation, water safety and water flow control markets in North America and Europe, with an emerging presence in China. For over 130 years, we have designed and manufactured products that promote the comfort and safety of people and the quality and conservation of water used in commercial and residential applications. We earn revenue and income almost exclusively from the sale of our products. Our principal product lines include:

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

•        systems for under-floor radiant applications and hydraulic pump groups for gas boiler manufacturers and renewable energy applications, including solar heat pumps;

•        flexible stainless steel connectors for natural and liquid propane gas in commercial food service and residential applications; and

•        large diameter butterfly valves for use in China’s water infrastructure.

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

We believe that the factors relating to our future growth include our ability to continue to make selective acquisitions, both in our core markets as well as new complementary markets, regulatory requirements relating to the quality and conservation of water, increased demand for clean water and continued enforcement of plumbing and building codes and a healthy economic environment. We have completed 30 acquisitions since divesting our industrial and oil and gas business in 1999. Our acquisition strategy focuses on businesses that manufacture preferred brand name products that address our themes of water quality, water conservation, water safety and water flow control and related complementary markets. We target businesses that will provide us with one or more of the following: an entry into new markets, an increase in shelf space with existing customers, a new or improved technology or an expansion of the breadth of our water quality, water conservation, water safety and water flow control products for the residential and commercial markets. In the first nine months of 2006, sales from acquisitions contributed approximately 21.1% to our total sales growth over the comparable period of 2005.

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

We require substantial amounts of raw materials to produce our products, including bronze, brass, cast iron, steel and plastic, and substantially all of the raw materials we require are purchased from outside sources. We have experienced increases in the costs of certain raw materials, particularly copper. Bronze and brass are copper-based alloys. The spot price of copper has increased approximately 89% from September 30, 2005 to September 30, 2006, and approximately 57% from December 31, 2005 to October 26, 2006.

A risk we face is our ability to deal effectively with increases in raw material costs. We manage this risk by monitoring related market prices, working with our suppliers to achieve the maximum level of stability in their costs and related pricing, seeking alternative supply sources when necessary, implementing cost reduction programs and passing increases in costs to our customers, to the maximum extent possible, when they occur. Additionally from time to time we may use commodity futures contracts on a limited basis to manage this risk. We are not able to predict whether or for how long these cost increases will continue. If these cost increases continue and we are not able to reduce or eliminate the effect of the cost increases by reducing production costs or implementing price increases, our profit margins could decrease.

Another risk we face in all areas of our business is competition. We consider brand preference, engineering specifications, code requirements, price, technological expertise, delivery times and breadth of product offerings to be the primary competitive factors. As mentioned previously, we believe that the product development, product testing capability and investment in plant and equipment needed to manufacture products in compliance with code requirements, represent a barrier to entry for competitors. We are committed to maintaining our capital equipment at a level consistent with current technologies, and thus we expect to spend approximately $40,000,000 in 2006 (including approximately $18,000,000 related to the purchase and subsequent sale-leaseback of a building in Italy). We are committed to expanding our manufacturing capacity in lower cost countries such as China, Tunisia and Bulgaria. Manufacturing plant relocations and consolidations are an important part of our ongoing commitment to reduce production costs.

Acquisitions

On August 14, 2006, we acquired 100% of the outstanding stock of Black Teknigas, Limited (Teknigas) located in St. Neots, United Kingdom for approximately $8,700,000, which is net of cash acquired of approximately $300,000, plus assumed debt of approximately $1,087,000. The preliminary allocations for goodwill and intangible assets are approximately $4,186,000 and $3,718,000, respectively. The amount recorded as intangible assets is primarily for technology and customer relationships that have estimated useful lives ranging from 8 to 12 years and trade names with indefinite lives. Teknigas designs, develops and manufactures a range of gas control products and systems for combustion, industrial, medical, laboratory and specialty gas.

On June 7, 2006, we acquired 100% of the outstanding stock of Kim Olofsson Safe Corporation AB (KimSafe) located in Almhult, Sweden for approximately $5,700,000, which is net of cash acquired of approximately $2,900,000.  The preliminary allocations for goodwill and intangible assets are approximately $1,627,000 and $3,532,000, respectively. The amount recorded as intangible assets is primarily for customer relationships that have estimated useful lives of 5 years and trade names with indefinite lives.  KimSafe manufactures electronic controls for heat pump, solar and pellet heaters, which provide the ability to heat water using renewable energy.

On June 2, 2006, we acquired the assets and business of Calflex Manufacturing, Inc. (Calflex) located in Vernon, California and the stock of Ningbo Best Metal & Plastic Manufacturing, Ltd (Ningbo) located in Ningbo, China for approximately $6,600,000. The preliminary allocation for intangible assets is approximately $2,333,000. The amount recorded as intangible assets is primarily for customer relationships that have estimated useful lives of 12 years and trade names with indefinite lives. Calflex and Ningbo distribute and manufacture water connectors.

On May 19, 2006, we acquired 100% of the outstanding stock of ATS Expansion Group (ATS) located in Sorgues, Grenoble and Hautvilliers, France for approximately $62,000,000, which is net of cash acquired of approximately $5,600,000 plus assumed debt of approximately $14,100,000.  The preliminary allocations for goodwill and intangible assets are approximately $32,644,000 and $26,858,000, respectively. The amount recorded as intangible assets is primarily for customer relationships with estimated useful lives ranging from 8 to 10 years, patents with estimated useful lives from 7 to 12 years and trade names with indefinite lives. ATS’ products include a broad range of fittings, valves and manifolds for water, gas and heating applications and stainless steel flexible hoses.

On April 26, 2006, we acquired the assets and business of Changsha Valve Works (Changsha) located in Changsha, China for approximately $8,500,000 of which approximately $600,000 remains to be paid subject to certain conditions being met.  The preliminary allocations for goodwill and intangible assets are approximately $5,975,000 and $2,800,000, respectively. The amount recorded as intangible assets is primarily for non-compete agreements that have estimated useful lives of 10 years and customer order backlog with an estimated useful life of 1 year.  Changsha is a leading manufacturer of large diameter hydraulic-actuated butterfly valves for thermo-power and hydro-power plants, water distribution projects and water works projects in China.

On April 5, 2006, we completed the planned increase of our ownership in Watts Stern Rubinetti, S.r.l. (Stern) from 85% to 100%. The price paid for this additional 15% interest was approximately $378,000.

On December 28, 2005, we acquired 100% of the stock of Dormont Manufacturing Company (Dormont) located in Export, Pennsylvania, for approximately $93,916,000 net of cash acquired of approximately $1,506,000. The preliminary allocations for goodwill and intangible assets are approximately $38,804,000 and $38,600,000, respectively. The amount recorded as intangible assets is primarily for customer relationships that have estimated 13-year lives and trade names with indefinite lives. Dormont provides flexible stainless steel connectors for natural and liquid propane gas. Dormont works with appliance OEM’s to provide internal component assemblies and private label gas connectors, which are sold under the OEM brand with the appliance in multiple leading retail chains. Dormont also supplies residential gas connectors through multiple trade channels and home improvement retailers. Dormont provides a core-plumbing product, which is complementary to our existing water product lines.

On December 2, 2005, we acquired 100% of the stock of Core Industries Inc. (Core) from SPX Corporation for approximately $46,192,000 in cash. Core consists of FEBCO, Mueller Steam Specialty and Polyjet Valves product lines. The preliminary allocations for goodwill and intangible assets are approximately $16,560,000 and $8,320,000, respectively. The amount recorded as intangible assets is primarily for trade names with indefinite lives and customer relationships that have estimated 12-year lives.  FEBCO is a manufacturer of backflow prevention valves and has a strong presence in both residential and commercial landscape irrigation. Mueller Steam Specialty allows us to expand into large diameter commercial strainers and check valves. Polyjet Valves offers a customized sleeve valve, which is used in severe service applications to provide precise flow and pressure control. We expect that this acquisition will allow us to offer a broader product line, improve operating efficiencies and provide better customer service.

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

Results of Operations

Third Quarter Ended October 1, 2006 Compared to Third Quarter Ended October 2, 2005

Net Sales.  Our business is reported in three geographic segments: North America, Europe and China. Our net sales in each of these segments for each of the third quarters ended 2006 and 2005 were as follows:

	Third quarter Ended October 1, 2006		Third quarter Ended October 2, 2005			% Change to Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales
	(dollars in thousands)
North America	$211,769	65.1%	$160,029	68.7%	$51,740	22.2%
Europe	101,437	31.2	65,554	28.2	35,883	15.4
China	11,931	3.7	7,146	3.1	4,785	2.1
Total	$325,137	100%	$232,729	100%	$92,408	39.7%

The increase in net sales is attributable to the following:

					Change As a % of Consolidated Net Sales				Change As a % of Segment Net Sales
	North America	Europe	China	Total	North America	Europe	China	Total	North America	Europe	China
	(dollars in thousands)
Internal growth	$17,447	$14,239	$262	$31,948	7.5%	6.1%	.1%	13.7%	10.9%	21.7%	3.7%
Foreign exchange	945	3,796	146	4,887.4		1.6	.1	2.1	.6	5.8	2.0
Acquisitions	33,348	17,848	4,377	55,573	14.3	7.7	1.9	23.9	20.8	27.2	61.3
Total	$51,740	$35,883	$4,785	$92,408	22.2%	15.4%	2.1%	39.7%	32.3%	54.7%	67.0%

The internal growth in net sales in North America was primarily due to increased sales prices and increased unit sales in certain product lines into the wholesale market. Our wholesale market in the third quarter of 2006, excluding the sales from the acquisitions of Flexflow, Core, Dormont and Calflex, grew by 14.2% compared to the third quarter of 2005. This was primarily due to increased sales of our plumbing and heating and backflow products. Our sales into the North American DIY market in the third quarter of 2006 increased by 1.5% compared to the third quarter of 2005 primarily due to increased prices in certain product lines partially offset by fewer retail product introductions in the third quarter of 2006 than during the third quarter of 2005.

The increase in net sales due to foreign exchange in North America was due to the Canadian dollar appreciating against the U.S. dollar. We cannot predict whether the Canadian dollar will continue to appreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

The acquired growth in net sales in North America was due to the inclusion of net sales of Flexflow, acquired on November 4, 2005, Core, acquired on December 2, 2005, Dormont, acquired on December 28, 2005, and Calflex acquired on June 2, 2006.

The internal sales growth in Europe was broad-based, especially in Germany, with most markets and channels exhibiting improvement. Our sales into the wholesale and OEM markets in the third quarter of 2006, excluding the sales from the acquisitions of ATS, Kimsafe and Teknigas, grew by 15.7% and 29.2%, respectively, compared to the third quarter of 2005.

The increase in net sales due to foreign exchange in Europe was primarily due to the appreciation of the euro against the U.S. dollar. We cannot predict whether the euro will continue to appreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

The acquired growth in net sales in Europe was due to the inclusion of the net sales of ATS, acquired on May 19, 2006, Kimsafe, acquired on June 7, 2006, and Teknigas, acquired on August 14, 2006.

The internal sales growth in China was adversely impacted in the third quarter of 2006 by an approximately four- week work stoppage at our joint-venture facility in Tianjin.

The increase in net sales due to foreign exchange in China was primarily due to the appreciation of the yuan against the U.S. dollar. We cannot predict whether the yuan will continue to appreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

The acquired growth in net sales in China was due to the inclusion of the net sales of Changsha, acquired on April 26, 2006, and Ningbo, acquired on June 2, 2006.

Gross Profit. Gross profit and gross profit as a percent of sales (gross margin) for the third quarters of 2006 and 2005 were as follows:

	Third Quarter Ended
	October 1, 2006	October 2, 2005	Point Change
	(dollars in thousands)
Gross profit	$111,919	$79,813
Percent of total revenue	34.4%	34.3%	.1%

Gross margin remained fairly flat in the third quarter of 2006 compared to third quarter of 2005 as price increases were implemented to offset related raw material cost increases, primarily increased copper costs, without increasing gross margin profits.  North American margin percentages were enhanced by an improved sales mix, increased unit sales into the wholesale market and fewer new retail product rollouts in the third quarter of 2006 compared to the third quarter of 2005, partially offset by lower margin sales related to the Core acquisition.  The European segment experienced reductions in gross margin as a percentage to sales primarily due to increased lower margin sales into the German wholesale and OEM markets, due to increased material costs, and from acquisition related charges. Our China segment increased its gross profit as a percent of sales primarily due to increased production levels and cost reductions.

In the third quarter of 2006, we recorded a charge of $949,000 to cost of sales primarily for severance costs as compared to a charge of  $991,000 in the third quarter of 2005 for accelerated depreciation and other costs related to our manufacturing restructuring efforts.

Selling, General and Administrative Expenses.  Selling, General and Administrative, or SG&A expenses, for the third quarter of 2006 increased $18,645,000, or 32.8%, compared to the third quarter of 2005.  The increase in SG&A expenses was attributable to the following:

	(in thousands)	% Change

Internal growth	$5,794	10.2%
Foreign exchange	877	1.5
Acquisitions	11,974	21.1
Total	$18,645	32.8%

The internal increase in SG&A expenses was primarily due to increased variable selling expenses due to increased sales volumes and increased insurance costs, partially offset by lower reset costs associated with fewer new product introductions and lower costs for complying with Section 404 of the Sarbanes-Oxley Act of 2002 (SOX).  The increase in SG&A expenses from foreign exchange was primarily due to the appreciation of the Canadian dollar and the euro against the U.S. dollar.  The increase in SG&A expenses from acquisitions was due to the inclusion of Flexflow, Core, Dormont, Changsha, ATS, Calflex, Ningbo, Kimsafe and Teknigas. Total SG&A expenses, as a percentage of sales, was 23.2% in the third quarter of 2006 compared to 24.5% in the third quarter of 2005. Much of this reduction was due to Europe’s leveraging of its SG&A expenses with the increased sales volume in the third quarter of 2006.

Restructuring and Other Charges.  Restructuring and other charges for the third quarter of 2006 increased $328,000 primarily due to increased severance costs related to our European and Chinese restructuring plans.  In the third quarter 2005, we recorded a $4,000 charge primarily for severance costs related to our European restructuring plans.

Operating Income.  Operating income by geographic segment for each of the third quarters of 2006 and 2005 was as follows:

	Third Quarter Ended			% Change to Consolidated
	October 1, 2006	October 2, 2005	Change	Operating Income
	(dollars in thousands)

North America	$26,217	$18,388	$7,829	34.2%
Europe	12,889	7,854	5,035	22.0
China	3,556	1,433	2,123	9.2
Corporate	(6,624)	(4,770)	(1,854)	(8.1)
Total	$36,038	$22,905	$13,133	57.3%

The increase in operating income is attributable to the following:

						Change					Change
						As a% of Consolidated Operating Income					As a% of Segment Operating Income
	North America	Europe	China	Corp.	Total	North America	Europe	China	Corp.	Total	North America	Europe	China	Corp.
	(dollars in thousands)
Internal growth	$4,076	$2,516	$2,721	$(1,854)	$7,459	17.8%	11.0%	11.9%	(8.1)%	32.6%	22.2%	32.0%	189.9%	(38.9)%
Foreign exchange	219	540	69	—	828	1.0	2.4	.2	—	3.6	1.2	6.9	4.8	—
Acquisitions	2,924	1,797	411	—	5,132	12.8	7.8	1.8	—	22.4	15.9	22.9	28.7	—
Restructuring	610	182	(1,078)	—	(286)	2.6	.8	(4.7)	—	(1.3)	3.3	2.3	(75.2)	—
Total	$7,829	$5,035	$2,123	$(1,854)	$13,133	34.2%	22.0%	9.2%	(8.1)%	57.3%	42.6%	64.1%	148.2%	(38.9)%

The increase in internal operating income in North America was primarily due to increased gross profit in the wholesale market, partially offset by lower margins on retail product sales and increased net SG&A expense.  In the third quarter of 2006, we did not record any costs associated with our manufacturing restructuring plan compared to $610,000 of costs recorded for the same period in 2005. The acquired growth is due to the inclusion of operating income from Flexflow, Core, Dormont and Calflex.

Europe’s internal growth in operating income is due to our ability to leverage our European SG&A expenses partially offset by increased sales of lower margin products in both the wholesale and OEM markets.  In the third quarter of 2006, we recorded costs associated with our manufacturing restructuring plan of $203,000 compared to $385,000 for the same period in 2005. The increase in operating income from foreign exchange was primarily due to the appreciation of the euro against the U.S. dollar. We cannot predict whether the euro will continue to appreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our operating income. The acquired growth in Europe is due to the inclusion of the operating income from ATS, Kimsafe and Teknigas.

The increase in internal growth in China was primarily attributable to improved manufacturing efficiencies and cost reductions associated with our wholly owned manufacturing plant in Tianjin, partially offset by increased net SG&A expense. The acquired growth in China was due to the inclusion of the operating income of Changsha, acquired on April 26, 2006 and Ningbo, acquired on June 2, 2006. In the third quarter of 2006, we recorded $1,078,000 of severance and accelerated depreciation associated with our manufacturing restructuring plan in China. We anticipate recording an additional approximately $700,000 in severance and accelerated depreciation costs for the remainder of 2006.

The decrease in internal operating income in Corporate of $1,854,000 was primarily attributable to increased administration costs, incremental stock-based compensation costs incurred for the compliance with FAS 123R and increased pension costs, partially offset by lower costs incurred for compliance with SOX.

Interest Expense.  Interest expense increased $3,941,000, or 152.8%, for the third quarter of 2006 compared to the third quarter of 2005, primarily due to our April 27, 2006 issuance of $225,000,000 5.85% senior notes due in 2016 and increased debt levels for acquisitions along with increases in the average variable rates charged on the revolving credit facility.

We entered into an interest rate swap for a notional amount of €25,000,000 outstanding on our revolving credit facility. We swapped three month EURIBOR plus 0.6%, for a fixed rate of 3.02%. The change in the fair value of the swap for the third quarter of 2006 was approximately $120,000, which was recorded as a charge to interest expense. The swap was terminated on October 3, 2006.

Other (Income) Expense.  Other (income) expense increased $191,000 for the third quarter of 2006 compared to the third quarter of 2005, primarily due to gains on foreign exchange.

Income Taxes. Our effective tax rate for continuing operations decreased to 32.3% in the third quarter of 2006 from 35.5% in the third quarter of 2005.  The decrease is primarily due to higher earnings in our China segment.  The shift in the mix of earnings to this segment causes our rate to decrease as our Chinese segment has a significantly lower effective tax rate than our worldwide average.  The Company was able to claim tax credits based on qualified fixed asset purchases in China that also reduced the rate.  Additionally, we experienced a slightly higher percentage of earnings in our European segment, which has a lower effective tax rate than our worldwide average. We also benefited from tax savings in Europe due to the utilization of our Luxembourg financing company.

Income From Continuing Operations.  Income from continuing operations for the third quarter of 2006 increased $7,885,000, or 58.7%, to $21,324,000, or $0.65 per common share, from $13,439,000, or $0.41 per common share, for the third quarter of 2005, in each case, on a diluted basis.  Income from continuing operations for the third quarters of 2006 and 2005 included costs, net of tax, from our restructuring plan of $834,000, or ($0.02) per share and costs of $655,000, or ($0.02) per share, respectively. The appreciation of the euro, Canadian dollar and Chinese yuan against the U.S. dollar resulted in a positive impact on income from continuing operations of $0.02 per share for the third quarter of 2006 compared to the comparable period last year. We cannot predict whether the euro, Canadian dollar or yuan will continue to appreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net income.

Loss From Discontinued Operations.  We recorded a charge, net of tax, to discontinued operations for the third quarters of 2006 and 2005 of $3,137,000, or ($0.09) per common share, and $71,000, or $0.00 per common share, respectively, in each case, on a diluted basis. In the third quarter of 2006 we recorded a pre-tax charge of $5,000,000 due to a recent federal appellate court decision which affirmed that an arbitration panel could decide which deductible agreements between Watts and Zurich would control Zurich’s reimbursement claim for defense costs paid in the James Jones case.  Other charges were primarily attributable to legal fees associated with the James Jones litigation, as described in Part I, Item 1. “Business-Product Liability, Environmental and Other Litigation Matters” in our Annual Report on Form 10-K for the year ended December 31, 2005.”

Nine Months Ended October 1, 2006 Compared to Nine Months Ended October 2, 2005

Net Sales. Our net sales in each of the segments for each of the first nine months of 2006 and 2005 were as follows:

	Nine Months Ended October 1, 2006		Nine Months Ended October 2, 2005			% Change to Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales
	(dollars in thousands)
North America	$616,584	68.5%	$464,622	68.3%	$151,962	22.3%
Europe	257,553	28.6	195,624	28.8	61,929	9.1
China	26,125	2.9	19,693	2.9	6,432	1.0
Total	$900,262	100%	$679,939	100%	$220,323	32.4%

The increase in net sales is attributable to the following:

					Change As a % of Consolidated Net Sales				Change As a % of Segment Net Sales
	North America	Europe	China	Total	North America	Europe	China	Total	North America	Europe	China
	(dollars in thousands)
Internal growth	$40,925	$31,636	$878	$73,439	6.0%	4.7%	.1%	10.8%	8.8%	16.2%	4.5%
Foreign exchange	3,206	(520)	553	3,239.5		(.1)	.1	.5	.7	(.2)	2.8
Acquisitions	107,831	30,813	5,001	143,645	15.8	4.5	.8	21.1	23.2	15.7	25.4
Total	$151,962	$61,929	$6,432	$220,323	22.3%	9.1%	1.0%	32.4%	32.7%	31.7%	32.7%

The internal growth in net sales in North America was due to increased price and unit sales in certain product lines into both the wholesale and DIY markets. Our wholesale market in the first nine months of 2006, excluding the sales from the acquisitions of Alamo, Savard, Calflex, Flexflow, Core and Dormont, grew by 10.1% compared to the first nine months of 2005, primarily due to increased sales of water pressure regulators, relief valves and backflow preventer units, as well as in our plumbing and under-floor radiant heating product lines. Our sales into the North American DIY market in the first nine months of 2006 increased by 5.3% compared to the first nine months of 2005, primarily due to increased sales of fittings and supply lines and plumbing and under-floor radiant heating product lines partially offset by fewer new retail product introductions in 2006 than during 2005.

The increase in net sales due to foreign exchange in North America was due to the Canadian dollar appreciating against the U.S. dollar. We cannot predict whether the Canadian dollar will continue to appreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

The acquired growth in net sales in North America was due to the inclusion of net sales of Alamo, acquired on June 20, 2005, Savard, acquired on July 8, 2005, Flexflow, acquired on November 4, 2005, Core, acquired on December 2, 2005, Dormont, acquired on December 28, 2005, and Calflex acquired on June 2, 2006.

The internal sales growth in Europe was broad-based with most markets and channels exhibiting improvement. Our sales into the wholesale and OEM markets in the first nine months of 2006, excluding the sales from the acquisitions of Electro Controls, Microflex, ATS, Kimsafe and Teknigas, grew by 15.7% and 18.2%, respectively, compared to the first nine months of 2005.

The decrease in net sales due to foreign exchange in Europe was primarily due to the depreciation of the euro against the U.S. dollar, primarily in the first quarter of 2006. We cannot predict whether the euro will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

The acquired growth in net sales in Europe was due to the inclusion of the net sales of Electro Controls, acquired on May 11, 2005, Microflex, acquired on July 5, 2005, ATS, acquired on May 19, 2006, Kimsafe, acquired on June 7, 2006, and Teknigas, acquired on August 14, 2006.

The internal sales growth in China was due to increased sales into the domestic and export markets, partially offset by decreased sales due to disruptions caused by recent changes made in our domestic Chinese sales channels. Additionally, the yuan strengthened against the U.S. dollar.

The acquired growth in net sales in China was due to the inclusion of the net sales of Changsha, acquired on April 26, 2006, and Ningbo, acquired on June 2, 2006.

Gross Profit. Gross profit and gross profit as a percent of sales (gross margin) for the first nine months of 2006 and 2005 were as follows:

	Nine Months Ended
	October 1, 2006	October 2, 2005	Point Change
	(dollars in thousands)
Gross profit	$314,096	$238,374
Percent of total revenue	34.9%	35.1%	(.2%)

Gross margin for the first nine months of 2006 decreased slightly from the first nine months of 2005.  Raw materials cost increases have been predominantly offset by increased sales prices with exceptions, such as the North American retail market and certain markets in Europe. Margins have also been negatively affected by sales of lower margin Core products and by European acquisition costs.  In North America, year-to-date gross margin was positively affected because of a favorable sales mix toward higher margin wholesale sales.

Gross margin was also positively affected in the first nine months of 2006 from lower charges related to our manufacturing restructuring efforts.  We recorded $956,000 to cost of sales for primarily severance costs in the first nine months of 2006 as compared to $1,705,000 in the first nine months of 2005 for accelerated depreciation and other costs.

Selling, General and Administrative Expenses.  SG&A expenses for the first nine months of 2006 increased $48,903,000, or 28.9%, compared to the first nine months of 2005.  The increase in SG&A expenses was attributable to the following:

	(in thousands)	% Change

Internal growth	$17,079	10.1%
Foreign exchange	610.4
Acquisitions	31,214	18.4
Total	$48,903	28.9%

The internal increase in SG&A expenses was primarily due to increased variable selling expenses due to increased sales volumes, increased insurance costs, corporate administration costs, a reclassification of product liability costs from costs of sales to SG&A expenses and incremental variable compensation costs including costs incurred for compliance with FAS 123R, partially offset by lower costs for complying with Section 404 of the Sarbanes-Oxley Act of 2002 (SOX) and lower earn-out costs related to a prior acquisition.  The increase in SG&A expenses from foreign exchange was primarily due to the appreciation of the euro, Canadian dollar and yuan against the U.S. dollar.  The increase in SG&A expenses from acquisitions was due to the inclusion of Electro Controls, Alamo, Microflex, Savard, Flexflow, Core, Dormont, Changsha, ATS, Calflex, Ningbo, Kimsafe and Teknigas.

Restructuring and Other Charges.  Restructuring and other charges for the first nine months of 2006 decreased $5,571,000 primarily due to a gain of approximately $6,500,000 related to the sale of a building in Italy partially offset by a charge of $929,000 primarily for severance costs related to our European and Chinese restructuring plans.  During the nine-month period ended October 1, 2005, we recorded $462,000 primarily for severance costs related to our European restructuring plans.

Operating Income.  Operating income by geographic segment for each of the first nine months of 2006 and 2005 was as follows:

	Nine Months Ended			% Change to Consolidated
	October 1, 2006	October 2, 2005	Change	Operating Income
	(dollars in thousands)

North America	$74,254	$57,088	$17,166	25.1%
Europe	38,067	23,299	14,768	21.6
China	6,968	2,550	4,418	6.4
Corporate	(18,483)	(14,521)	(3,962)	(5.8)
Total	$100,806	$68,416	$32,390	47.3%

The increase in operating income was attributable to the following:

						Change					Change
						As a% of Consolidated Operating Income					As a% of Segment Operating Income
	North America	Europe	China	Corp.	Total	North America	Europe	China	Corp.	Total	North America	Europe	China	Corp.
	(dollars in thousands)
Internal growth	$5,473	$5,328	$4,924	$(3,962)	$11,763	8.0%	7.8%	7.2%	(5.8)%	17.2%	9.6%	22.9%	193.1%	(27.3)%
Foreign exchange	725	24	177	—	926	1.1	—	.2	—	1.3	1.3	.1	6.9	—
Acquisitions	9,708	3,207	466	—	13,381	14.2	4.7	.7	—	19.6	17.0	13.8	18.3	—
Restructuring	1,260	6,209	(1,149)	—	6,320	1.8	9.1	(1.7)	—	9.2	2.2	26.6	(45.1)	—
Total	$17,166	$14,768	$4,418	$(3,962)	$32,390	25.1%	21.6%	6.4%	(5.8)%	47.3%	30.1%	63.4%	173.2%	(27.3)%

The internal growth in North America was primarily due to our increased gross profit from price increases and increased unit sales in the wholesale market, benefits resulting from our completed manufacturing restructuring projects and product outsourcing, partially offset by increased net SG&A expense and inventory write-downs. In the first nine months of 2006, we did not record any costs associated with our manufacturing restructuring plan compared to costs of $1,260,000 for the same period in 2005. The acquired growth was due to the inclusion of operating income from of Alamo, Savard, Flexflow, Core, Dormont and Calflex.

The internal growth in Europe was primarily due to increased gross profit from price and unit increases in the wholesale and OEM markets and benefits resulting from our completed manufacturing restructuring projects, partially offset by increased net SG&A expense.  In the first nine months of 2006, we recorded a gain of $5,302,000 associated with our manufacturing restructuring plan compared to a charge of $907,000 for the same period in 2005.  We recorded a gain of $6,500,000 for the building sale in Italy partially offset by $1,198,000 of primarily severance costs.  The acquired growth in Europe was due to the inclusion of the operating income from Electro Controls, Microflex, ATS, Kimsafe and Teknigas.

The increase in internal growth in China of $4,924,000 was primarily attributable to improved manufacturing efficiencies associated with our wholly owned manufacturing plant in Tianjin, partially offset by increased net SG&A expense. The acquired growth in China was due to the inclusion of the operating income from Changsha and Ningbo. In the first nine months of 2006, we recorded $1,149,000 of severance and accelerated depreciation costs associated with our manufacturing restructuring plan in China. We anticipate recording an additional approximately $700,000 in severance and accelerated depreciation costs for the remainder of 2006.

The decrease in internal operating income in Corporate of $3,962,000 was primarily attributable to incremental administration charges for variable compensation including costs incurred for compliance with FAS 123R, increased audit costs and increased pension costs, partially offset by lower costs incurred for SOX compliance.

The net increase in operating income from foreign exchange was primarily due to the appreciation of the euro, Canadian dollar and yuan against the U.S. dollar. We cannot predict whether these currencies will continue to appreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our operating income.

Interest Expense.  Interest expense increased $7,997,000, or 104.3%, for the first nine months of 2006 compared to the first nine months of 2005, primarily due to the private placement of $225,000,000 5.85% senior notes, increased debt levels for acquisitions made in 2005 and 2006, and an increase in the average variable rates charged on the revolving credit facility.

We entered into an interest rate swap for a notional amount of €25,000,000 outstanding on our revolving credit facility. We swapped three month EURIBOR plus 0.6%, for a fixed rate of 3.02%. We recorded a reduction to interest expense of approximately $673,000 to recognize the fair value of the swap for the nine months ended October 1, 2006. The swap was terminated on October 3, 2006.

Other (Income) Expense.  Other (income) expense increased $1,400,000 for the first nine months of 2006 compared to the first nine months of 2005, primarily due to the gains on settlements of officers’ life insurance policies and foreign exchange.

Income Taxes.  Our effective rate for continuing operations decreased to 34.3% in the nine months ended October 1, 2006 from 35.7% in the nine months ended October 2, 2005.  The decrease is primarily due to higher earnings in our European and China segments.  The shift in the mix of earnings to these segments causes our rate to decrease as these segments have lower effective tax rates than our worldwide average.  The effect of the European earnings mix is partially offset by a higher effective tax from the gain on the sale of our Italian facility. We were able to claim tax credits based on qualified fixed asset purchases in China that helped reduce the worldwide rate.

Income From Continuing Operations.  Income from continuing operations for the first nine months of 2006 increased $19,130,000, or 48.0%, to $58,954,000, or $1.79 per common share, from $39,824,000, or $1.21 per common share, for the first nine months of 2005, in each case, on a diluted basis. Income from continuing operations for the first nine months of 2006 and 2005 includes income, net of tax, for our restructuring plan of $2,571,000, or $0.08 per share, and costs of $1,392,000, or ($0.04) per share, respectively. The gain on the sale of our building in Italy resulted in an after-tax gain of $4,100,000, or $0.12 per share. The appreciation of the Canadian dollar, euro and Chinese yuan against the U.S. dollar resulted in a positive impact on income from continuing operations of $610,000, or $0.02 per common share, for the first nine months of 2006 compared to the comparable period last year. We cannot predict whether the euro, Canadian dollar or yuan will continue to appreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net income.

Loss From Discontinued Operations.  We recorded a charge, net of tax, to discontinued operations for the first nine months of 2006 and 2005 of $3,358,000, or ($0.10) per common share, and $185,000, or $0.01 per common share, respectively, in each case, on a diluted basis. In the third quarter of 2006 we recorded a pre-tax charge of $5,000,000 due to a recent federal appellate court decision which affirmed that an arbitration panel could decide which deductible agreements between Watts and Zurich American Insurance Company (Zurich) would control Zurich’s reimbursement claim for defense costs paid in the James Jones case.  Other charges were primarily attributable to legal fees associated with the James Jones litigation, as described in Part I, Item 1. “Business-Product Liability, Environmental and Other Litigation Matters” in our Annual Report on Form 10-K for the year ended December 31, 2005.”

Liquidity and Capital Resources

We generated $33,411,000 of cash from continuing operations for the first nine months of 2006. We experienced an increase in inventory and accounts receivable in North America, Europe and China. The increase in accounts receivable is primarily due to increased sales volume and selling prices. The increase in inventory was primarily due to increased cost of raw materials, planned increases in European safety stocks and seasonality.

We used $101,423,000 of net cash for investing activities for the first nine months of 2006. We used $90,877,000 to fund the acquisitions of Changsha, ATS, Calflex and Ningbo, Kimsafe and Teknigas, $1,763,0000 in additional costs related to 2005 acquisitions and $387,000 to complete the planned increase of our ownership in Stern. We invested $35,348,000 in capital equipment.  Capital expenditures consisted of approximately $17,348,000 for manufacturing machinery and equipment as part of our ongoing commitment to improve our manufacturing capabilities and approximately $18,000,000 for the purchase of land and building and for infrastructure improvements for a site in Italy. We subsequently entered into a sale-leaseback transaction with respect to the building. We expect to invest an additional  $5,000,000 in capital equipment in 2006. We received proceeds of $27,615,000, which primarily included $15,957,000 related to the sale-leaseback in Italy and $9,148,000 from the sale of our facility in northern Italy. We also received proceeds from two buildings held for sale, totaling approximately $2,331,000, during the first nine months of 2006.

We generated $136,450,000 of net cash from financing activities for the first nine months of 2006 primarily through the completion of our $225,000,000 private placement of 5.85% senior unsecured notes, increased borrowings under the European line of credit and proceeds from the exercise of stock options, partially offset by payments of debt, dividend payments and debt issue costs.

In April 2006, we amended our revolving credit facility with a syndicate of banks to provide for multi-currency unsecured borrowings and stand-by letters of credit of up to $350,000,000 and to extend the maturity date through April 2011. The original facility provided $300,000,000 in borrowings and would have expired in September 2009. The revolving credit facility is being used to support our acquisition program, working capital requirements and for general corporate purposes.

Outstanding indebtedness under the revolving credit facility bears interest at a rate determined by the type of loan plus an applicable margin determined by our debt rating, depending on the applicable base rate and our bond rating. For the first nine months of 2006 the average interest rate under the revolving credit facility for euro-based borrowings was approximately 3.3%. There were no U.S. dollar borrowings at October 1, 2006. The revolving credit facility includes operational and financial covenants customary for facilities of this type, including, among others, restrictions on additional indebtedness, liens and investments and maintenance of certain leverage ratios. As of October 1, 2006, we were in compliance with all covenants related to the revolving credit facility; had $210,069,000 of unused and potentially available credit under the revolving credit facility; and had $107,290,000 of euro-based borrowings outstanding and $32,641,000 for stand-by letters of credit outstanding on our revolving credit facility.

Effective July 1, 2005, we entered into a three-year interest rate swap with a counter party for a notional amount of €25,000,000, which is outstanding under the revolving credit facility.  We swapped the three-month EURIBOR plus 0.6% for a fixed rate of 3.02%. At October 1, 2006, the fair value of the swap was approximately $673,000. The swap was terminated on October 3, 2006.

We generated $998,000 of net cash by operations from discontinued operations. During the first nine months of 2006, we received approximately $16,500 in cash as an indemnification payment for settlement costs we incurred in the James Jones Litigation. This cash has been recorded as a liability at October 1, 2006 because of the possibility that we might have to reimburse the insurance company if it is ultimately successful with a future appeal. We also received approximately $2,606,000 in cash for reimbursement of defense costs related to the James Jones Litigation. During the first nine months of 2006, we paid approximately $390,000 for defense costs and approximately $445,000 for indemnity costs we incurred in the James Jones Litigation.

Working capital (defined as current assets less current liabilities) as of October 1, 2006 was $445,866,000 compared to $305,092,000 as of December 31, 2005. This increase is primarily due to increases in cash, inventories and accounts receivable. Cash and cash equivalents increased to $116,621,000 as of October 1, 2006 compared to $45,758,000 as of December 31, 2005 primarily due to residual proceeds from the completion of the $225,000,000 private placement and from cash generated by operations. The ratio of current assets to current liabilities was 2.5 to 1 as of October 1, 2006 compared to 2.4 to 1 as of December 31, 2005.

We anticipate that available funds from current operations, existing cash and other sources of liquidity will be sufficient to meet current operating requirements and anticipated capital expenditures for at least the next 12 months. However, we may have to consider external sources of financing for any large future acquisitions.

Our long-term contractual obligations as of October 1, 2006 are presented in the following table:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt obligations, including current maturities (a)	$465,597	$7,616	$304	$50,387	$407,290
Operating lease obligations	20,448	2,289	10,372	5,457	2,330
Capital lease obligations (a)	15,347	53	2,347	2,319	10,628
Pension contributions	11,104	90	3,406	198	7,410
Interest (b)	192,055	14,835	48,046	46,375	82,799
Other (c)	29,444	12,000	14,245	2,700	499
Total	$733,995	$36,883	$78,720	$107,436	$510,956

(a)             as recognized in the consolidated balance sheet

(b)            assumes the balance on the revolving credit facility remains at $107,290,000 and the interest rate remains at approximately 3.6% for the presented periods

(c)             includes commodity, capital expenditure commitments, taxes and other benefits at October 1, 2006

We maintain letters of credit that guarantee our performance or payment to third parties in accordance with specified terms and conditions. Amounts outstanding were approximately $53,201,000 as of October 1, 2006 and $48,651,000 as of December 31, 2005. Our letters of credit are primarily associated with insurance coverage and to a lesser extent foreign purchases and generally expire within one year of issuance. These instruments may exist or expire without being drawn down, therefore they do not necessarily represent future cash flow obligations.

We divested our 20% interest in www.plumbworld.co.uk Limited (Plumbworld), a variable interest entity, on August 21, 2006.  We had a nominal investment of approximately $500 in Plumbworld and maintained a loan receivable that was paid in full, at which time we relinquished our shares in Plumbworld.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Application of Critical Accounting Policies and Key Estimates

The preparation of our consolidated financial statements in accordance with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported. A critical accounting estimate is an assumption about highly uncertain matters and could have a material effect on the consolidated financial statements if another, also reasonable, amount were used, or, a change in the estimate is reasonably likely from period to period. We base our assumptions on historical experience and on other estimates that we believe are reasonable under the circumstances. Actual results could differ significantly from these estimates. There were no changes in accounting policies or significant changes in accounting estimates during the first nine months of 2006.

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

Goodwill and other intangibles

We adopted Financial Accounting Standards Board Statement No. 142 “Goodwill and Other Intangible Assets” (FAS 142) on January 1, 2002, and as a result we no longer amortize goodwill. Goodwill and intangible assets with indefinite lives are tested annually for impairment in accordance with the provisions of FAS 142. We use judgment in assessing whether assets may have become impaired between annual impairment tests. We concluded that no impairment existed at October 30, 2005, the time of our latest annual review. We perform our annual test for indicators of goodwill and non-amortizable intangible impairment in the fourth quarter of our fiscal year or sooner if indicators of impairment exist.

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

Our foreign subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials and are denominated in European currencies or the U.S. or Canadian dollar. We use foreign currency forward exchange contracts to manage the risk related to intercompany purchases that occur during the course of a year and certain open foreign currency denominated commitments to sell products to third parties. For the third quarters and first nine months of 2006 and 2005, the amounts recorded in other income for the change in the fair value of such contracts was immaterial.

We have historically had a very low exposure on the cost of our debt to changes in interest rates. Interest rate swaps are used to mitigate the impact of interest rate fluctuations on certain variable rate debt instruments and reduce interest expense on certain fixed rate instruments. Information about our long-term debt including principal amounts and related interest rates appears in Note 11 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2005 and Note 10 of Notes to Consolidated Financial Statements in this Form 10-Q.

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

Item 4.  Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures.  In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily applies its judgment in evaluating and implementing possible controls and procedures. The effectiveness of our disclosure controls and procedures is also necessarily limited by the staff and other resources available to us and the geographic diversity of our operations. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  There was no change in our internal control over financial reporting that occurred during the quarter ended October 1, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  In connection with these rules, we will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Part II — OTHER INFORMATION

Item l.   Legal Proceedings

As disclosed in Part I, Item 1, “Product Liability, Environmental and Other Litigation Matters” of our Annual Report on Form 10-K for the year ended December 31, 2005, we are a party to litigation described as the James Jones Litigation.

In the insurance coverage portion of the James Jones Litigation, on October 20, 2006, the United States Court of Appeals for the Seventh Circuit affirmed that an arbitration panel could decide which deductible agreements between us and Zurich would control Zurich’s reimbursement claim for defense costs paid in the James Jones case.  As a result of this development, we recorded a pre-tax charge of $5,000,000 to discontinued operations in the third quarter of 2006.

Item 1A.  Risk Factors

This report includes statements which are not historical facts and are considered forward looking within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements reflect Watts Water Technologies, Inc.’s current views about future results of operations and other forward-looking information.  In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will” and “would” or similar words. You should not rely on forward-looking statements because Watts’ actual results may differ materially from those indicated by these forward-looking statements as a result of a number of important factors.  These factors include, but are not limited to, the following:  shortages in and pricing of raw materials and supplies including recent cost increases by suppliers of raw materials and our ability to pass these costs on to customers, loss of market share through competition, introduction of competing products by other companies, pressure on prices from competitors, suppliers, and/or customers, the identification and disclosure of material weaknesses in our internal control over financial reporting, failure to expand our markets through acquisitions, failure or delay in developing new products, lack of acceptance of new products, failure to manufacture products that meet required performance and safety standards, foreign exchange rate fluctuations, cyclicality of industries, such as plumbing and heating wholesalers and home improvement retailers, in which the Company markets certain of its products, economic factors, such as the levels of housing starts and remodeling, affecting the markets where the Company’s products are sold, manufactured, or marketed, environmental compliance costs, product liability risks, the results and timing of the Company’s manufacturing restructuring plan, changes in the status of current litigation, including the James Jones case, and other risks and uncertainties discussed under the heading “Item 1 A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities Exchange Commission and other reports we file from time to time with the Securities and Exchange Commission.

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

WATTS WATER TECHNOLOGIES, INC.

Date:	November 7, 2006	By:	/s/ Patrick S. O’Keefe
Patrick S. O’Keefe
Chief Executive Officer

Date:	November 7, 2006	By:	/s/ William C. McCartney
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

(1)             Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-11499) for the quarter ended October 2, 2005.

(2)             Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (File No. 333-105989) filed with the Securities and Exchange Commission on June 10, 2003.

(3)             Incorporated by reference to Note 6 to the Notes to Consolidated Financial Statements included in this Report.