Form 10-K
period 2006-12-31
WATTS WATER TECHNOLOGIES INC
filed 2007-03-01
CIK 795403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-11499

WATTS WATER TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-2916536
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
815 Chestnut Street, North Andover, MA	01845
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (978) 688-1811

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, par value $.10 per share	New York Stock Exchange

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

As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $846,359,576 based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 23, 2007
Class A Common Stock, $0.10 par value per share	31,241,298 shares
Class B Common Stock, $0.10 par value per share	7,293,880 shares

DOCUMENTS INCOPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held on May 2, 2007, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.                        BUSINESS.

This annual report on Form 10-K contains statements which are not historical facts and are considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements contain projections of our future results of operations or our financial position or state other forward-looking information. In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will” and “would” or similar words. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors may cause our actual results, performance or achievements to differ materially from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements. Some of the factors that might cause these differences are described under Item 1A—”Risk Factors.”  You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences. These forward-looking statements were based on information, plans and estimates at the date of this report, and we undertake no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

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

Our “Water by Watts” strategy is to be the leading provider of water quality, water conservation, water safety and water flow control products for the residential and commercial markets in North America, Europe with an emerging presence in China. Our primary objective is to grow earnings by increasing sales within existing markets, expanding into new markets, leveraging our distribution channels and customer base, making selected acquisitions, reducing manufacturing costs and advocating for the development and enforcement of industry standards.

We intend to continue to introduce products in existing markets by enhancing our preferred brands, developing new complementary products, promoting plumbing code development to drive sales of safety and water quality products and continually improving merchandising in both the do-it-yourself (DIY) and wholesale distribution channels. We continually target selected new product and geographic markets based on growth potential, including our ability to leverage our existing distribution channels. Additionally, we continually leverage our distribution channels through the introduction of new products, as well as the integration of products of our acquired companies. We intend to continue to generate growth by targeting selected acquisitions, both in our core markets as well as new complementary markets. We have completed 30 acquisitions since divesting our industrial and oil and gas business in 1999, including five acquisitions in 2006 and nine acquisitions in 2005. Our acquisition strategy focuses on businesses that manufacture preferred brand name products that address our themes of water quality, water safety, water conservation, water flow control and related complementary markets. We target businesses that will provide us with one or more of the following: an entry into new markets, an increase in shelf space with existing customers, strong brand names, a new or improved technology or an expansion of the breadth of our Water by Watts offering. We are committed to reducing our manufacturing costs through a combination of expanding manufacturing in lower-cost countries and consolidating our diverse manufacturing operations in North

America and Europe. We have acquired a number of manufacturing facilities in lower-cost regions such as China, Bulgaria and Tunisia, and plan to continue to shift production to these lower-cost regions.

Our products are sold to wholesale distributors, major DIY chains and original equipment manufacturers (OEMs). Most of our sales are for products that have been approved under regulatory standards incorporated into state and municipal plumbing, heating, building and fire protection codes in North America and Europe. We have consistently advocated the development and enforcement of plumbing codes and are committed to providing products to meet these standards, particularly for safety and control valve products. These codes serve as a competitive barrier to entry by requiring that products sold in select states meet stringent criteria.

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

Recent Acquisitions

On August 14, 2006, we acquired 100% of the outstanding stock of Black Teknigas, Limited (Teknigas) located in St. Neots, United Kingdom for approximately $8,700,000, which is net of cash acquired of approximately $300,000. The allocations for goodwill and intangible assets are approximately $3,585,000 and $4,493,000, respectively. The amount recorded as intangible assets is primarily for technology and customer relationships that have estimated useful lives ranging from 6 to 9 years and trade names with indefinite lives. Teknigas designs, develops and manufactures a range of gas control products and systems for combustion, industrial, medical, laboratory and specialty gas.

On June 7, 2006, we acquired 100% of the outstanding stock of Kim Olofsson Safe Corporation AB (KimSafe) located in Almhult, Sweden for approximately $5,800,000, which is net of cash acquired of approximately $2,900,000. The allocations for goodwill and intangible assets are approximately $887,000 and $4,436,000, respectively. The amount recorded as intangible assets is primarily for customer relationships that have estimated useful lives of 5 years and trade names with indefinite lives. KimSafe manufactures electronic controls for heat pump, solar and pellet heaters, which provide the ability to heat water using renewable energy.

On June 2, 2006, we acquired the assets and business of Calflex Manufacturing, Inc. (Calflex) located in Vernon, California and the stock of Ningo Best Metal & Plastic Manufacturing, Ltd (Ningbo) located in Ningbo, China for an aggregate of approximately $6,600,000. The allocation for intangible assets is approximately $2,389,000. The amount recorded as intangible assets is primarily for customer relationships that have estimated useful lives of 12 years and trade names with indefinite lives. Calflex and Ningbo distribute and manufacture water connectors.

On May 19, 2006, we acquired 100% of the outstanding stock of ATS Expansion Group (ATS) located in Sorgues, Grenoble and Hautvillers, France for approximately $62,100,000, which is net of cash acquired of approximately $5,600,000 plus assumed debt of approximately $14,100,000. The preliminary allocations for goodwill and intangible assets are approximately $32,690,000 and $26,520,000, respectively. The amount recorded as intangible assets is primarily for customer relationships with estimated useful lives of 6 years, patents with estimated useful lives from 6 to 12 years and trade names with indefinite lives. ATS’ products include a broad range of fittings, valves and manifolds for water, gas and heating applications and stainless steel flexible hoses. The purchase price allocation for ATS is preliminary pending the final determination of fair values of intangible assets and certain assumed assets and liabilities.

On April 26, 2006, we acquired the assets and business of Changsha Valve Works (Changsha) located in Changsha, China for approximately $9,200,000, of which approximately $1,184,000 remains to be paid subject to certain conditions being met. The preliminary allocations for goodwill and intangible assets are approximately $3,447,000 and $3,971,000, respectively. The amount recorded as intangible assets is primarily for non-compete agreements that have estimated useful lives of 10 years and customer order backlog with an estimated useful life of 1 year. Changsha is a leading manufacturer of large diameter hydraulic-actuated butterfly valves for thermo-power and hydro-power plants, water distribution projects and water works projects in China. The purchase price allocation for Changsha is preliminary pending the final determination of fair values of certain assumed assets and liabilities.

On April 5, 2006, we completed the planned increase of our ownership in Watts Stern Rubinetti, S.r.l. (Stern) from 85% to 100%. The price paid for this additional 15% interest was approximately $387,000.

On December 28, 2005, we acquired 100% of the stock of Dormont Manufacturing Company (Dormont) located in Export, Pennsylvania, for approximately $93,916,000 net of cash acquired of approximately $1,506,000. The allocations for goodwill and intangible assets are approximately $39,190,000 and $38,600,000, respectively. The amount recorded as intangible assets is primarily for customer relationships that have estimated 13-year lives and trade names with indefinite lives. Dormont provides flexible stainless steel connectors for natural and liquid propane gas. Dormont works with appliance OEMs to provide internal component assemblies and private label gas connectors, which are sold under the OEM brand with the appliance in multiple leading retail chains. Dormont also supplies residential gas connectors through multiple trade channels and home improvement retailers. Dormont provides a core-plumbing product, which is complementary to our existing water product lines.

On December 2, 2005, we acquired 100% of the stock of Core Industries Inc. (Core) from SPX Corporation for approximately $46,369,000 in cash. Core consists of FEBCO, Mueller Steam Specialty and Polyjet Valves product lines. The allocations for goodwill and intangible assets are approximately $16,559,000 and $8,320,000, respectively. The amount recorded as intangible assets is primarily for trade names with indefinite lives and customer relationships that have estimated 12-year lives. FEBCO is a manufacturer of backflow prevention valves and has a strong presence in both residential and commercial landscape irrigation. Mueller Steam Specialty allows us to expand into large diameter commercial strainers and check valves. Polyjet Valves offers a customized sleeve valve, which is used in severe service applications to provide precise flow and pressure control.

On November 4, 2005, we acquired the assets of Flexflow Tubing LLP (Flexflow), located in Langley, British Columbia, Canada for approximately $6,500,000. The purchase agreement contains an earn-out provision to be calculated over a five-year period ending December 31, 2010. Earn-out payments under the purchase agreement, if any, will not exceed $4,300,000 and will be treated as additional purchase price. For 2006, we recorded approximately $260,000 in additional goodwill related to the first year earn-out provision. Flexflow manufactures pex tubing for potable and non-potable applications. The allocations for goodwill and intangible assets are approximately $3,500,000 and $868,000, respectively. The amount recorded as intangible assets is primarily for customer relationships that have estimated 12-year lives. The acquisition of Flexflow is consistent with our strategy to increase our presence in the under floor radiant heating and potable water markets. This acquisition allows us to expand our presence in the market for flexible pex pipes for hot and cold-water transport.

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

Products

We believe that we have the broadest range of products in terms of design distinction, size and configuration in a majority of our principal product lines. Our principal product lines include:

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

•       systems for under-floor radiant applications and hydraulic pump groups for gas boiler manufacturers and renewable energy applications, including solar and heat pump control packages;

•       flexible stainless steel connectors for natural and liquid propane gas in commercial food service and residential applications; and

•       large diameter butterfly valves for use in China’s water infrastructure.

Customers and Markets

We sell our products to plumbing, heating and mechanical wholesale distributors, major DIY chains and OEMs.

Wholesalers.   Approximately 65% and 64% of our sales in 2006 and 2005, respectively, were to wholesale distributors for both commercial and residential applications. We rely on commissioned manufacturers’ representatives, some of which maintain a consigned inventory of our products, to market our product lines.

DIY.   Approximately 16% and 18% of our sales in 2006 and 2005, respectively, were to DIY customers in North America. Our DIY customers demand less technical products, but are highly receptive to innovative designs and new product ideas. Our DIY sales over the past several years have increased as a result of our development of unique new products and successful merchandising efforts and the expansion of the market with the large national chains. We expect that our DIY sales in Europe will increase significantly as a result of our recent acquisition of ATS.

OEMs.   Approximately 19% and 18% of our sales in 2006 and 2005, respectively, were to OEMs in both North America and Europe. In North America, our typical OEM customers are water heater manufacturers, equipment manufacturers needing flow control devices and water systems manufacturers needing backflow preventers. Our sales to OEMs in Europe are primarily to boiler manufacturers and radiant systems manufacturers.

Our largest customer, The Home Depot, Inc. and its subsidiaries, accounted for approximately $122,700,000, or 10.0%, of our total net sales in 2006 and $98,500,000, or 10.7%, of our total net sales in 2005. Our top ten customers accounted for approximately $282,300,000, or 22.9%, of our total net sales in 2006 and $238,100,000, or 25.8%, of our total net sales in 2005. Thousands of other customers constituted the remaining 77.1% of our net sales in 2006 and 74.2% of our net sales in 2005.

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

Capital expenditures and depreciation for each of the last three years were as follows:

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Capital expenditures	$44,648	$18,590	$20,999
Depreciation	$26,656	$23,542	$26,290

The Company’s 2006 capital expenditures included approximately $18,000,000 related to the purchase and subsequent sale-leaseback of a building in Italy.

Raw Materials

We require substantial amounts of raw materials to produce our products, including bronze, brass, cast iron, steel and plastic, and substantially all of the raw materials we require are purchased from outside sources. We have experienced increases in the costs of certain raw materials, particularly copper. Bronze and brass are copper-based alloys. The spot price of copper increased approximately 33% from December 31, 2005 to December 31, 2006. In response, we have implemented price increases for some of our products that have become more expensive to manufacture due to the increases in raw material costs. During 2006, cost increases in raw materials were not completely recovered by increased selling prices or other product cost reductions. We are not able to predict whether or for how long these cost increases will continue. If these cost increases continue and we are not able to reduce or eliminate the effect of the cost increases by reducing production costs or implementing price increases, our profit margins could decrease.

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

Product Development and Engineering

We maintain our own product development, design teams, and testing laboratories in North America, Europe and China that continuously work to enhance our existing products and develop new products. We maintain sophisticated product development and testing laboratories. Research and development costs included in selling, general, and administrative expense amounted to $12,650,000, $11,576,000 and $9,942,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Backlog

Backlog was approximately $114,000,000 at February 16, 2007 and also was approximately $79,000,000 at February 20, 2006. We do not believe that our backlog at any point in time is indicative of future operating results.

Employees

As of December 31, 2006, our wholly-owned and majority-owned domestic and foreign operations employed approximately 8,300 people. None of our employees in North America or China are covered by collective bargaining agreements. In some European countries our employees are subject to the traditional national collective bargaining agreements. We believe that our employee relations are good.

In June 2006, we notified the employees of Tianjin Tanggu Watts Valve Co. Ltd., our 60% owned joint venture in Tianjin, China, that the Chinese government had informed us of its decision to take over the land on which the facility is located by eminent domain by December 31, 2007. As a result, we informed the employees that we would be required to close the facility and relocate its operations. In response, the employees commenced an unauthorized strike and demanded, among other things, certain severance benefits in connection with the shut down of the facility. We and our joint venture partner negotiated an agreement with the striking workers to provide the employees of the facility with severance and other benefits in connection with the shut down of the facility and the employees returned to work. The strike resulted in a work stoppage that lasted approximately four weeks.

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

Certifications

Our Chief Executive Officer and Chief Financial Officer have provided the certifications required by rule 13a-14(a) under the Securities Exchange Act of 1934, copies of which are filed as exhibits to this Annual Report on Form 10-K. In addition, an annual chief executive officer certification was submitted by our chief executive officer to the New York Stock Exchange on May 8, 2006 in accordance with the New York Stock Exchange listing requirements.

Executive Officers and Directors

Set forth below are the names of our executive officers and directors, their respective ages and positions with our Company and a brief summary of their business experience for at least the past five years:

Name	Age	Position
Patrick S. O’Keefe	54	Chief Executive Officer, President and Director
William D. Martino	60	Chief Operating Officer and President of North American and Asian Operations
William C. McCartney	52	Chief Financial Officer and Treasurer
J. Dennis Cawte	56	Group Managing Director, Europe
Ernest E. Elliott	55	Executive Vice President of Marketing
Paul A. Lacourciere	51	Executive Vice President of Manufacturing
Lynn A. McVay	39	Executive Vice President of Sales and President of the Retail Division
Gregory J. Michaud	45	Executive Vice President of Human Resources
Lester J. Taufen	63	General Counsel,Vice President of Legal Affairs and Secretary
Douglas T. White	62	Group Vice President
Robert L. Ayers (1)(3)	61	Director
Timothy P. Horne	68	Director
Ralph E. Jackson Jr. (2)(3)	65	Director
Kenneth J. McAvoy (1)(3)	66	Director
John K. McGillicuddy (1)	63	Director
Gordon W. Moran (2)(3)	68	Non-Executive Chairman of the Board and Director
Daniel J. Murphy, III (2)	65	Director

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

Lynn A. McVay joined our Company in March 2003 as Executive Vice President of Wholesale Sales. In October 2005, he was appointed President of the Retail Division and in February 2006 became Executive Vice President of Sales and President of the Retail Division. Prior to joining our Company, he was the Vice President of Sales and Marketing for Little Giant Pump Company, a water pump manufacturing company and a wholly-owned subsidiary of Tecumseh Products Company, from 1997 to March 2003.

Gregory J. Michaud joined our Company in April 2006 as Executive Vice President of Human Resources. Prior to joining our Company, he served as Vice President, Human Resources of the Compact Equipment division of Ingersoll-Rand Company Limited, a diversified industrial company from June 2003 through March 2006. He served as Vice President, Human Resources of the Productivity Solutions division of Ingersoll-Rand from January 2003 to June 2003 and as Director, Human Resources & Corporate Organizational Planning of Ingersoll-Rand from June 2000 to December 2002.

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

Robert L. Ayers has served as a director of our Company since October 2006. He was Senior Vice President of ITT Industries and President of ITT Industries’ Fluid Technology from October 1999 until September 2005. Mr. Ayers continued to be employed by ITT Industries from September 2005 until his retirement in September 2006, during which time he focused on special projects for the company.  Mr. Ayers originally joined ITT Industries in 1998 as President of ITT Industries’ Industrial Pump Group. Before joining ITT Industries, Mr. Ayers was President of Sulzer Industrial USA and Chief Executive Officer of Sulzer Bingham, a pump manufacturer.

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

Ralph E. Jackson, Jr. has served as a director of our Company since 2004.  He worked for Cooper Industries, Inc., a manufacturer of electrical products, from 1985 until his retirement in December 2003. Prior to joining Cooper Industries, Mr. Jackson worked for the Bussmann and Air Comfort divisions of McGraw-Edison from 1976 until McGraw-Edison was acquired by Cooper Industries in 1985. While with Cooper Industries, Mr. Jackson served as Chief Operating Officer from 2000 to December 2003, Executive Vice President, Electrical Operations from 1992 to 2000, and President, Bussmann Division from the time McGraw-Edison was acquired by Cooper Industries to 1992. Mr. Jackson served as a member of the Board of Directors of Cooper Industries from 2000 to December 2003.

Kenneth J. McAvoy has served as a director of our Company since 1994. He was Controller of our Company from 1981 to 1986 and Chief Financial Officer and Treasurer from 1986 to 1999. He also served as Vice President of Finance from 1984 to 1994; Executive Vice President of European Operations from 1994 to 1996; and Secretary from 1985 to 1999. He retired from our Company on December 31, 1999.

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

Daniel J. Murphy, III has served as a director of our Company since 1986. He has been the Chairman of Northmark Bank, a commercial bank he founded, since 1987. Prior to forming Northmark Bank in 1987, he was a Managing Director of Knightsbridge Partners, a venture capital firm, from January to August 1987, and President and a director of Arltru Bancorporation, a bank holding company, and its wholly-owned subsidiary, Arlington Trust Company, from 1980 to 1986.

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

In June 2002, the trial court excluded 47 cities from this December 2000 total of 161, but this exclusion was reversed by an August 30, 2006 California Court of Appeal ruling that is now final. This August 30, 2006 Court of Appeal ruling also reversed dismissals of Tyco International and Mueller Co., and this allowed the Relator to make a timely motion that would remove the Armenta Case litigation from Judge Lichtman’s court to another complex litigation judge’s court.

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

In December 1998, the Los Angeles Department of Water and Power (LADWP) intervened in this case and filed a complaint. We settled with the city of Los Angeles, by far the most significant city, for $7,300,000 plus attorneys’ fees. Co-defendants contributed $2,000,000 toward this settlement.

In August 2003, an additional settlement payment was made for $13,000,000 ($11,000,000 from us and $2,000,000 from James Jones), which settled the claims of the three Phase I cities (Santa Monica, San Francisco and East Bay Municipal Utility District) chosen by the Relator as having the strongest claims to be tried first. This settlement payment included the Relator’s statutory share, and the claims of these three cities have been dismissed. In addition to this $13,000,000 payment, we are obligated to pay the Relator’s attorney’s fees.

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

We have a reserve of approximately $26,000,000 with respect to the James Jones Litigation in our consolidated balance sheet as of December 31, 2006. We believe, on the basis of all available information, that this reserve is adequate to cover the probable and reasonably estimable losses resulting from the Armenta case and the insurance coverage litigation with Zurich American Insurance Company (Zurich) discussed below. We are currently unable to make an estimate of the range of any additional losses.

On February 14, 2001, after our insurers had denied coverage for the claims in the Armenta case, we filed a complaint for coverage against our insurers in the California Superior Court (the coverage case). James Jones filed a similar complaint, the cases were consolidated, and the trial court made summary adjudication rulings that Zurich must pay all reasonable defense costs incurred by us and James Jones in the Armenta case since April 23, 1998 as well as such defense costs in the future until the end of the Armenta case. In July 2004, the California Court of Appeal affirmed these rulings, and, on December 1, 2004, the California Supreme Court denied Zurich’s appeal of this decision. This denial permanently established Zurich’s obligation to pay Armenta defense costs for both us (approximately $16,600,000 plus future costs) and James Jones (which we estimate to be $17,000,000 plus future costs), and Zurich is currently making payments of incurred Armenta defense costs. However, as noted below, Zurich asserts that the defense costs paid by it are subject to reimbursement.

On November 22, 2002, the trial court made a summary adjudication ruling that Zurich must indemnify and pay us and James Jones for amounts paid to settle with the City of Los Angeles. Zurich’s attempt to obtain appellate review of this order was denied, but Zurich will still be able to appeal this order at the end of the coverage case. On August 6, 2004, the trial court made another summary adjudication ruling that Zurich must indemnify and pay us and James Jones for the $13,000,000 paid to settle the claims of the Phase I cities described above. Zurich’s attempt to obtain appellate review of this ruling was denied on December 3, 2004 by the California Court of Appeal, but Zurich will still be able to appeal this order at the end of the coverage case. Zurich has now made most of the payments required by these indemnity orders.

On February 8, 2006, Zurich filed a motion to set aside as void the November 22, 2002 and August 6, 2004 summary adjudication indemnity payment orders. After this motion was denied, Zurich appealed and this appeal is not yet resolved. We are currently unable to predict the finality of these indemnity payment orders since Zurich can also appeal them at the end of the coverage case. We have recorded reimbursed indemnity settlement amounts (but not reimbursed defense costs) as a liability pending court resolution of the indemnification matter as it relates to Zurich.

Zurich has asserted that all amounts (which we estimate to be $51,000,000 for both defense costs and indemnity amounts paid for settlements) paid by it to us and James Jones are subject to reimbursement under Deductible Agreements related to the insurance policies between Zurich and Watts. If Zurich were to prevail on this argument, James Jones would have a possible indemnity claim against us for its exposure from the Armenta case. We believe the Armenta case should be viewed as one occurrence and the deductible amount should be $500,000 per occurrence.

These reimbursement claims are subject to arbitration under the Watts/Zurich Deductible Agreements. Zurich claims its reimbursement right for defense costs paid arises under six Deductible Agreements, and we contend that only two Deductible Agreements apply. We further contend that a final decision in California supports our position on the number of Deductible Agreements that should apply to defense costs. On January 31, 2006, the federal district court in Chicago, Illinois determined that there are disputes under all Deductible Agreements in effect during the period in which Zurich issued primary policies and that the arbitrator could decide which agreements would control reimbursement claims. We appealed this ruling. On October 20, 2006, the United States Court of Appeals for the Seventh Circuit affirmed that an arbitration panel could decide which deductible agreements between Zurich and us would control Zurich’s reimbursement claim for defense costs paid in the James Jones case. As a result of this development, we recorded a pre-tax charge of $5,000,000 to discontinued operations in 2006.

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

Environmental Remediation

We have been named as a potentially responsible party (PRP) with respect to a limited number of identified contaminated sites. The levels of contamination vary significantly from site to site as do the related levels of remediation efforts. Environmental liabilities are recorded based on the most probable cost, if known, or on the estimated minimum cost of remediation. We accrue estimated environmental liabilities based on assumptions, which are subject to a number of factors and uncertainties. Circumstances which can affect the reliability and precision of these estimates include identification of additional sites, environmental regulations, level of cleanup required, technologies available, number and financial condition of other contributors to remediation and the time period over which remediation may occur. We recognize changes in estimates as new remediation requirements are defined or as new information becomes available. At December 31, 2006, we have a reserve of approximately $1,400,000 (environmental accrual), which we estimate will likely be paid for environmental remediation liabilities over the next five to ten years. Based on the facts currently known to us, we do not believe that the ultimate outcome of these matters will have a material adverse effect on our liquidity, financial condition or results of operations. Some of our environmental matters are inherently uncertain and there exists a possibility that we may ultimately incur losses from these matters in excess of the amount accrued. However, we cannot currently estimate the amount of any such additional losses.

Asbestos Litigation

We are defending approximately 104 cases filed primarily, but not exclusively, in Mississippi and New Jersey state courts alleging injury or death as a result of exposure to asbestos. These filings typically name multiple defendants and are filed on behalf of many plaintiffs. They do not identify any particular Watts products as a source of asbestos exposure. To date, we have been dismissed from each case when the scheduled trial date comes near or when discovery fails to yield any evidence of exposure to any of our products. Based on the facts currently known to us, we do not believe that the ultimate outcome of these claims will have a material adverse effect on our liquidity, financial condition or results of operations.

Other Litigation

On or about March 26, 2003, a class action complaint was filed against us by North Carolina Hospitality Group, Inc. in the Circuit Court of Maryland, Prince George’s County. It alleges that certain commercial valve models contain a design defect that causes them to fail prematurely. On June 7, 2004, the trial court issued an opinion and order that denied the plaintiff’s request for class certification. This ruling was appealed at the end of 2004, and on January 17, 2006, this ruling was affirmed by the Maryland Court of Special Appeals. A release has been obtained from the plaintiff and this matter has now been successfully concluded.

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

Competitive pressures in our markets could adversely affect our competitive position, leading to a possible loss of market share or a decrease in prices, either of which could result in decreased revenues and profits. We encounter intense competition in all areas of our business. Additionally, customers for our products are attempting to reduce the number of vendors from which they purchase in order to reduce the size and diversity of their inventories and their transaction costs. To remain competitive, we will need to invest continually in manufacturing, marketing, customer service and support and our distribution networks. We may not have sufficient resources to continue to make such investments and we may be unable to maintain our competitive position. In addition, we anticipate that we may have to reduce the prices of some of our products to stay competitive, potentially resulting in a reduction in the profit margin for, and inventory valuation of, these products. Some of our competitors are based in foreign countries and have cost structures and prices in foreign currencies. Accordingly, currency fluctuations could cause our U.S. dollar-priced products to be less competitive than our competitors’ products which are priced in other currencies.

Reductions or interruptions in the supply of raw materials and increases in the costs of raw materials could reduce our profit margins and adversely affect our ability to meet our customer delivery commitments.

We require substantial amounts of raw materials, including bronze, brass, cast iron, steel and plastic and substantially all of the raw materials we require are purchased from outside sources. The availability and costs of raw materials may be subject to curtailment or change due to, among other things, new laws or regulations, suppliers’ allocations to other purchasers, interruptions in production by suppliers and changes in exchange rates and worldwide price and demand levels. We typically do not enter into long-term supply agreements. Our inability to obtain adequate supplies of raw materials for our products at favorable costs, or at all, could have a material adverse effect on our business, financial condition or results of operations by decreasing our profit margins and by hindering our ability to deliver products to our customers on a timely basis. During 2006, the costs of many of these raw materials were at the highest levels that they have been in many years. We may continue to experience further cost increases of these materials. In  2006, cost increases in raw materials were not completely recovered by increased selling prices or other product cost reductions. If we are not able to reduce or eliminate the effect of these cost increases through lowering other costs of production or successfully implementing price increases to our customers, such cost increases from our vendors could continue to have a negative effect on our financial results. Additionally, we continue to purchase increased levels of finished product from international sources. If there is an interruption in delivering these finished products to our domestic warehouses, this could have a negative effect on our financial results.

Implementation of our acquisition strategy may not be successful, which could affect our ability to increase our revenues or our profitability.

One of our strategies is to increase our revenues and profitability and expand our markets through acquisitions that will provide us with complementary water-related products and increase market share for our existing product lines. We cannot be certain that we will be able to identify, acquire or profitably manage additional companies or successfully integrate such additional companies without substantial costs, delays or other problems. Also, companies acquired recently and in the future may not achieve revenues, profitability or cash flows that justify our investment in them. We expect to spend significant time and effort in expanding our existing businesses and identifying, completing and integrating acquisitions. In particular, we expect that management will continue to devote a significant amount of time and effort in 2007 to improve the operational results of our recently acquired subsidiary, Core Industries Inc., including improvements in its profitability, customer satisfaction and revenue growth rate. If we are not successful in implementing these improvements, our financial results may be negatively affected. We have faced increasing competition for acquisition candidates which have resulted in significant increases in the purchase prices of many acquisition candidates. This competition, and the resulting purchase price increases, may limit the number of acquisition opportunities available to us, possibly leading to a decrease in the rate of growth of our revenues and profitability. In addition, acquisitions may involve a number of special risks, including, but not limited to:

•       inadequate internal controls over financial reporting and our ability to bring such controls into compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 in a timely manner;

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

We maintain strict quality controls and procedures, including the testing of raw materials and safety testing of selected finished products. However, we cannot be certain that our testing will reveal latent defects in our products or the materials from which they are made, which may not become apparent until after the products have been sold into the market. We also cannot be certain that our suppliers will always eliminate latent defects in products we purchase from them. Accordingly, there is a risk that product defects will occur, which could require a product recall. Product recalls can be expensive to implement and, if a product recall occurs during the product’s warranty period, we may be required to replace the defective product. In addition, a product recall may damage our relationship with our customers and we may lose market share with our customers. Our insurance policies may not cover the costs of a product recall.

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

We have been and may continue to be subject to various product liability claims or other lawsuits, including, among others, that our products include inadequate or improper instructions for use or installation, or inadequate warnings concerning the effects of the failure of our products. In the event that we do not have adequate insurance or contractual indemnification, damages from these claims would have to be paid from our assets and could have a material adverse effect on our results of operations, liquidity and financial condition. We, like other manufacturers and distributors of products designed to control and regulate fluids and gases, face an inherent risk of exposure to product liability claims and other lawsuits in the event that the use of our products results in personal injury, property damage or business interruption to our customers. Although we maintain strict quality controls and procedures, including the testing of raw materials and safety testing of selected finished products, we cannot be certain that our products will be completely free from defect. In addition, in certain cases, we rely on third-party manufacturers for our products or components of our products. Although we have product liability and general insurance coverage, we cannot be certain that this insurance coverage will continue to be available to us at a reasonable cost, or, if available, will be adequate to cover any such liabilities. For more information, see “Item 1. Business—Product Liability, Environmental and Other Litigation Matters.”

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

We are exposed to fluctuations in foreign currencies, as a portion of our sales and certain portions of our costs, assets and liabilities are denominated in currencies other than U.S. dollars. Approximately 38.0% of our sales during the year ended December 31, 2006 were from sales outside of the U.S. compared to 37.0% for the year ended December 31, 2005. For the year ended December 31, 2006, the appreciation of the euro against the U.S. dollar had a positive impact on sales of approximately $7,107,000. For the year ended December 31, 2005 the depreciation of the euro against the U.S. dollar had a negative impact on sales of approximately $2,857,000. Additionally, our Canadian operations require significant amounts of U.S. purchases for their operations. Instead of buying or manufacturing domestically, we currently have a favorable cost structure for goods we source from our joint venture, our wholly-owned subsidiaries in China and our outside vendors. In 2005, China revalued its currency higher against the U.S. dollar and stated it would no longer tie the yuan to a fixed rate against the U.S. currency. The yuan was valued at 7.80 and 8.07 at December 31, 2006 and 2005, respectively. China also stated it will peg the yuan against numerous currencies, although it will keep the yuan in a tight band rather than letting it trade freely. The spot rate of the euro, Canadian dollar and yuan increased in value from December 31, 2005 to December 31, 2006 by approximately 11%, 1% and 3% respectively, against the U.S. dollar. If our share of revenue and purchases in non-dollar denominated currencies continues to increase in future periods, exchange rate fluctuations will likely have a greater impact on our results of operations and financial condition.

There are risks in expanding our manufacturing operations and acquiring companies in China.

As part of our strategy, we are shifting a portion of our manufacturing operations to China to reduce our production costs and to sell product into the Chinese market. This shift will subject a greater portion of our operations to the risks of doing business in China. In addition, we have increased our participation in the Chinese water and power infrastructure markets with our recent acquisition of Changsha Valve Works. Changsha sells exclusively into the domestic Chinese marketplace and enters into long-term sales contracts. The increased production levels in China require increased levels of working capital as we are rapidly increasing headcount and manufacturing equipment. If we are unable to quickly train these new employees we may experience product quality issues. The Chinese central and local government authorities have a higher degree of control over our businesses in China than is customary in many of the countries in which we operate, and  this makes the process of obtaining necessary regulatory approval in China inherently unpredictable. For instance, the local Chinese authorities in Tianjin, China informed us that property occupied by our TWT joint venture will be taken over by eminent domain by December 31, 2007, and we will incur significant costs in connection with the relocation of our operations there. In addition, the protection accorded our proprietary technology and know-how under the Chinese legal system is not as strong as in the United States and, as a result, we may lose valuable trade secrets and competitive advantage.

If we cannot continue operating our manufacturing facilities at current or higher utilization levels, our results of operations could be adversely affected.

The equipment and management systems necessary for the operation of our manufacturing facilities may break down, perform poorly or fail, resulting in fluctuations in our ability to manufacture our products and to achieve manufacturing efficiencies. We operate a number of manufacturing facilities, all of which are subject to this risk, and such fluctuations at any of these facilities could cause an increase in our production costs and a corresponding decrease in our profitability. We also have a vertically-integrated manufacturing process. Each segment is dependent upon the prior process and any breakdown in one segment will adversely affect all later components. Fluctuations in our production process may affect our ability to deliver products to our customers on a timely basis. Our inability to meet our delivery obligations could result in a loss of our customers and negatively affect our business, financial condition and results of operations.

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

Under certain environmental laws, the current and past owners or operators of real property may be liable for the costs of cleaning up contamination, even if they did not know of or were not responsible for such contamination. These laws also impose liability on any person who arranges for the disposal or treatment of hazardous waste at any site. We have been named as a potentially responsible party or are otherwise conducting remedial activities with respect to a limited number of identified contaminated sites, including sites we currently own or operate. There can be no assurances that our ownership and operation of real property and our disposal of waste will not lead to other liabilities under these laws.

We have incurred, and expect to continue to incur, costs relating to environmental matters. In addition, new laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new clean-up requirements could require us to incur additional costs or become the basis for new or increased liabilities that could be significant. Environmental litigation, enforcement and compliance are inherently uncertain and we may experience significant costs in connection with environmental matters. For more information, see “Item 1. Business—Product Liability, Environmental and Other Litigation Matters.”

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

As of December 31, 2006, we recorded goodwill and non-amortizable intangible assets of $356,090,000 and $50,519,000, respectively. If we are required to take an impairment charge to our goodwill or intangible assets in connection with the requirements of FAS 142, our operating results may decrease and our financial condition may be harmed. Under FAS 142, goodwill and identifiable intangible assets that have indefinite useful lives are no longer amortized. In lieu of amortization, we are required to perform an annual impairment review of both goodwill and non-amortizable intangible assets. We concluded that no impairment existed at October 29, 2006, the time of our latest annual review. We perform our annual test for indications of goodwill and non-amortizable intangible assets impairment in the fourth quarter of our fiscal year or sooner if indicators of impairment exist.

The loss of a major customer could have an adverse effect on our results of operations.

Our largest customer, The Home Depot Inc. and its wholly-owned subsidiaries, accounted for approximately $122,700,000, or 10.0%, of our total net sales for the year ended December 31, 2006 and $98,500,000, or 10.7%, of our total net sales for year ended December 31, 2005. Our customers generally are not obligated to purchase any minimum volume of products from us and are able to terminate their relationships with us at any time. In addition, increases in the prices of our products could result in a reduction in orders for our products from Home Depot and other customers. A significant reduction in orders from, or change in terms of contracts with, Home Depot or other significant customers could have a material adverse effect on our future results of operations.

Certain indebtedness may limit our ability to pay dividends, incur additional debt and make acquisitions and other investments.

Our revolving credit facility and other senior indebtedness contain operational and financial covenants that restrict our ability to make distributions to stockholders, incur additional debt and make acquisitions and other investments unless we satisfy certain financial tests and comply with various financial ratios. If we do not maintain compliance with these covenants, our creditors could declare a default under our revolving credit facility or senior notes and our indebtedness could be declared immediately due and payable. Our ability to comply with the provisions of our indebtedness may be affected by changes in economic or business conditions beyond our control.

One of our stockholders can exercise substantial influence over our Company.

As of February 1, 2007, Timothy P. Horne, a member of our board of directors, beneficially owned approximately 18.8% of our outstanding shares of Class A common stock (assuming conversion of all shares of Class B common stock beneficially owned by Mr. Horne into Class A common stock) and approximately 99.0% of our outstanding shares of Class B common stock, which represents approximately 69.3% of the total outstanding voting power. As long as Mr. Horne controls shares representing at least a majority of the total voting power of our outstanding stock, Mr. Horne will be able to unilaterally determine the outcome of most stockholder votes, and other stockholders will not be able to affect the outcome of any such votes.

Conversion and sale of a significant number of shares of our Class B common stock could adversely affect the market price of our Class A common stock.

As of February 1, 2007, there were outstanding 31,239,111 shares of our Class A common stock and 7,293,880 shares of our Class B common stock. Shares of our Class B common stock may be converted into Class A common stock at any time on a one for one basis. Under the terms of a registration rights agreement with respect to outstanding shares of our Class B common stock, the holders of our Class B common stock have rights with respect to the registration of the underlying Class A common stock. Under these registration rights, the holders of Class B common stock may require, on up to two occasions, that we register their shares for public resale. If we are eligible to use Form S-3 or a similar short-form registration statement, the holders of Class B common stock may require that we register their shares for public resale up to two times per year. If we elect to register any shares of Class A common stock for any public offering, the holders of Class B common stock are entitled to include shares of Class A common stock into which such shares of Class B common stock may be converted in such registration. However, we may reduce the number of shares proposed to be registered in view of market conditions. We will pay all expenses in connection with any registration, other than underwriting discounts and commissions. If all of the available registered shares are sold into the public market the trading price of our Class A common stock could decline.

Our Class A common stock has insignificant voting power.

Our Class B common stock entitles its holders to ten votes for each share and our Class A common stock entitles its holders to one vote per share. As of February 1, 2007, our Class B common stock constituted 18.9% of our total outstanding common stock and 70.0% of the total outstanding voting power and thus is able to exercise a controlling influence over our business.

Item 1B.             UNRESOLVED STAFF COMMENTS.

None.

Item 2.    PROPERTIES.

As of December 31, 2006, we maintained approximately 84 facilities worldwide, including our corporate headquarters located in North Andover, Massachusetts. The remaining facilities consist of foundries, manufacturing facilities, warehouses, sales offices and distribution centers. The principal properties in each of our three geographic segments and their location, principal use and ownership status are set forth below:

North America:

Location	Principal Use	Owned/Leased
North Andover, MA	Corporate Headquarters	Owned
Export, PA	Manufacturing	Owned
Franklin, NH	Manufacturing/ Distribution	Owned
Burlington, ON, Canada	Manufacturing	Owned
Kansas City, KS	Manufacturing	Owned
Fort Myers, FL	Manufacturing	Owned
St. Pauls, NC	Manufacturing	Owned
Spindale, NC	Manufacturing/ Distribution	Owned
Chesnee, SC	Manufacturing	Owned
Palmdale, CA	Manufacturing	Owned
Dunnellon, FL	Warehouse	Owned
San Antonio, TX	Warehouse	Owned
Springfield, MO	Manufacturing/ Distribution	Leased
Langley, BC, Canada	Manufacturing	Leased
Santa Ana, CA	Manufacturing	Leased
Woodland, CA	Manufacturing	Leased
Houston, TX	Manufacturing	Leased
Wilmington, NC	Manufacturing	Leased
Phoenix, AZ	Warehouse	Leased
Chicago, IL	Distribution Center	Leased
Reno, NV	Distribution Center	Leased
Vernon, CA	Distribution Center	Leased
Calgary, AB, Canada	Distribution Center	Leased

Europe:

Location	Principal Use	Owned/Leased
Eerbeek, Netherlands	European Headquarters/ Manufacturing	Owned
Biassono, Italy	Manufacturing	Owned
Brescia, Italy	Manufacturing	Owned
Landau, Germany	Manufacturing	Owned
Fresseneville, France	Manufacturing	Owned
Hautvillers, France	Manufacturing	Owned
Plovdiv, Bulgaria	Manufacturing	Owned
Ammanford, United Kingdom	Manufacturing	Owned
Rosières, France	Manufacturing	Leased
Monastir, Tunisia	Manufacturing	Leased
Gardolo, Italy	Manufacturing	Leased
Sorgues, France	Manufacturing	Leased
Grenoble, France	Manufacturing	Leased

China:

Location	Principal Use	Owned/Leased
Tianjin Tanggu District, THMT, China	Manufacturing	Owned
Taizhou, Yuhuan, China	Manufacturing	Owned
Hunan, Changsha, China	Manufacturing	Owned
Ningbo, Beilun, China	Manufacturing	Owned
Tianjin Tanggu District, China	Manufacturing	Leased
Ningbo, Beilun Port, China	Distribution Center	Leased

Certain of our facilities are subject to mortgages and collateral assignments under loan agreements with long-term lenders. In general, we believe that our properties, including machinery, tools and equipment, are in good condition, well maintained and adequate and suitable for their intended uses. We believe that our manufacturing facilities are currently operating at a level that our management considers normal capacity, except for our plants in St. Pauls, North Carolina, Langley, BC, Canada and Gardolo, Italy which are under-utilized. Management believes capacity utilization will continue to increase in 2007 at these plants, subject to unexpected changes in our sales volume.

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

PART II

Item 5.                      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The following table sets forth the high and low sales prices of our Class A common stock on the New York Stock Exchange during 2006 and 2005 and cash dividends paid per share.

	2006			2005
	High	Low	Dividend	High	Low	Dividend
First Quarter	$37.00	$29.55	$.09	$34.87	$29.00	$0.08
Second Quarter	40.03	29.00	.09	36.22	29.70	0.08
Third Quarter	36.24	28.08	.09	37.55	27.46	0.08
Fourth Quarter	45.43	30.71	.09	31.72	25.80	0.08

There is no established public trading market for our Class B common stock, which is held exclusively by members of the Horne family. The principal holders of such stock are subject to restrictions on transfer with respect to their shares. Each share of our Class B common stock (10 votes per share) is convertible into one share of Class A Common Stock (1 vote per share).

Aggregate common stock dividend payments for 2006 and 2005 were $12,445,000 and $10,480,000, respectively. While we presently intend to continue to pay cash dividends, the payment of future cash dividends depends upon the Board of Directors’ assessment of our earnings, financial condition, capital requirements and other factors.

The number of record holders of our Class A common stock as of February 23, 2007 was 166. The number of record holders of our Class B common stock as of February 23, 2007 was 8.

Performance Graph

Set forth below is a line graph comparing the cumulative total shareholder return on our class A common stock for the last five years with the cumulative return of companies on the Standard & Poor’s 500 Stock Index and the Russell 2000 Index. We chose the Russell 2000 Index because it represents companies with a market capitalization similar to that of Watts. We have ceased using a peer group because we believe that there are few public companies engaged in lines of business directly comparable to those of Watts. The graph assumes that the value of the investment in our class A common stock and each index was $100 at December 31, 2001 and that all dividends were reinvested.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
Among Watts Water Technologies, Inc.,
the S&P 500 Index and the Russell 2000 Index

*                    $100 invested on December 31, 2001 in stock or index, including reinvestment of dividends.

Cumulative Total Return

	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Watts Water Technologies, Inc.	100.00	106.43	152.25	223.53	212.17	290.85
S & P 500	100.00	77.90	100.24	111.15	116.61	135.03
Russell 2000	100.00	79.52	117.09	138.55	144.86	171.47

The foregoing Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

Item 6.   SELECTED FINANCIAL DATA.

The selected financial data set forth below should be read in conjunction with our consolidated financial statements, related Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein.

FIVE-YEAR FINANCIAL SUMMARY

(Amounts in thousands, except per share information)

	Year Ended 12/31/06(1)(6)	Year Ended 12/31/05(2)(3)(6)	Year Ended 12/31/04(4)(5)(6)	Year Ended 12/31/03(6)(7)	Year Ended 12/31/02(8)
Statement of operations data:
Net sales	$1,230,777	$924,346	$824,558	$701,859	$615,526
Income from continuing operations	77,093	55,020	48,738	36,419	32,622
Loss from discontinued operations, net of taxes	(3,357)	(421)	(1,918)	(3,057)	—
Net income	73,736	54,599	46,820	33,362	32,622
Income per share from continuing operations—diluted	2.29	1.67	1.49	1.32	1.21
Loss per share from discontinued operations—diluted	(0.10)	(0.01)	(0.06)	(0.11)	—
Net income per share—diluted	2.19	1.66	1.43	1.21	1.21
Cash dividends declared per common share	$0.36	$0.32	$0.28	$0.25	$0.24
Balance Sheet Data (at year end):
Total assets	$1,660,850	$1,100,970	$922,680	$840,918	$635,472
Long-term debt, net of current portion	$441,697	$293,350	$180,562	$179,061	$56,276

(1)          For the year ended December 31, 2006, net income includes the following net pre-tax gain: gain on sales of buildings of $8,188,000, restructuring costs consisting primarily of European severance of $2,150,000 and amortization of $390,000, other costs consisting of accelerated depreciation and severance in our Chinese joint venture of $4,667,000 and minority interest income of $1,530,000. The after-tax gain of these items was $1,465,000.

(2)          For the year ended December 31, 2005, net income includes the following pre-tax costs: restructuring of $729,000 and other costs consisting of accelerated depreciation and asset write downs of $1,816,000. The after-tax cost of these items was $1,633,000.

(3)          For the year ended December 31, 2005, net income includes a net after-tax charge of $933,000 for a selling, general and administrative expense charge of $1,505,000 related to a contingent earn-out agreement.

(4)          For the year ended December 31, 2004, net income includes a net after-tax charge of $2,289,000 for certain accrued expense adjustments, which are included in selling, general and administrative expense after-tax charges of $3,475,000 related to a contingent earn-out agreement and $724,000 for various accrual adjustments and $462,000 recorded as an income tax benefit.

(5)          For the year ended December 31, 2004, net income includes the following pre-tax costs: restructuring of $95,000 and other costs consisting of accelerated depreciation of $2,873,000. The after-tax cost of these items was $1,825,000.

(6)          In December 2004, we decided to divest our interest in our minority-owned subsidiary, Jameco International, LLC (Jameco LLC). We recorded in discontinued operation a net of tax impairment charge of $739,000 for the year ended December 31, 2004. Also included in discontinued operations is the net of tax operating results of Jameco LLC of $54,000 of loss and $54,000 of income for the year ended December 31, 2004 and 2003, respectively. In September 1996, we divested our Municipal Water Group of businesses, which included Henry Pratt, James Jones Company and Edward Barber and Company Ltd. Costs and expenses related to the Municipal Water Group, for 2006, 2005, 2004 and 2003 relate to legal and settlement costs associated with the James Jones Litigation. The loss, net of taxes, consists of $3,401,000, $421,000, $1,125,000 and $3,111,000 for the years ended December 31, 2006, 2005, 2004 and 2003, respectively.

(7)          For the year ended December 31, 2003, net income includes the following pre-tax costs: restructuring of $426,000; other costs consist of inventory and other asset write-downs and accelerated depreciation of $479,000; and $750,000 of other related charges. The after-tax cost of these items was $1,084,000.

(8)          For the year ended December 31, 2002, net income includes the following pre-tax costs: restructuring of $638,000; other costs consist of: inventory and other asset write-downs and accelerated depreciation of $2,491,000; and $960,000 of other related charges. The after-tax cost of these items was $2,552,000.

Item 7.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We are a leading supplier of products for use in the water quality, water safety, water flow control and water conservation markets in both North America and Europe with an emerging presence in China. For over 130 years, we have designed and manufactured products that promote the comfort and safety of people and the quality and conservation of water used in commercial and residential applications. We earn revenue and income almost exclusively from the sale of our products. Our principal product lines include:

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

•       systems for under-floor radiant applications and hydraulic pump groups for gas boiler manufacturers and renewable energy applications, including solar and heat pump control packages;

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

We believe that the factors relating to our future growth include our ability to continue to make selective acquisitions, both in our core markets as well as new complementary markets, regulatory requirements relating to the quality and conservation of water, increased demand for clean water with continued enforcement of plumbing and building codes and a healthy economic environment. We have completed 30 acquisitions since divesting our industrial and oil and gas business in 1999. Our acquisition strategy focuses on businesses that manufacture preferred brand name products that address our themes of water quality, water conservation, water safety and water flow control and related complementary markets. We target businesses that will provide us with one or more of the following: an entry into new markets, an increase in shelf space with existing customers, a new or improved technology or an expansion of the breadth of our water quality, water conservation, water safety and water flow control products for the residential and commercial markets. In 2006, sales from acquisitions contributed approximately 20.9% to our total sales growth over the prior year.

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

We require substantial amounts of raw materials to produce our products, including bronze, brass, cast iron, steel and plastic, and substantially all of the raw materials we require are purchased from outside sources. We have experienced increases in the costs of certain raw materials, particularly copper. Bronze and brass are copper-based alloys. During 2006, the spot price of copper increased approximately 33%.

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

Another risk we face in all areas of our business is competition. We consider brand preference, engineering specifications, code requirements, price, technological expertise, delivery times and breadth of product offerings to be the primary competitive factors. As mentioned previously, we believe that the product development, product testing capability and investment in plant and equipment needed to manufacture products in compliance with code requirements, represent a barrier to entry for competitors. We are committed to maintaining our capital equipment at a level consistent with current technologies, and thus we spent approximately $44,648,000 in 2006 (including approximately $18,000,000 related to the purchase and subsequent sale-leaseback of a building in Italy) and $18,590,000 in 2005. We are committed to expanding our manufacturing capacity in lower cost countries such as China, Tunisia and Bulgaria.

Recent Developments

In February 2007, our Board of Directors approved an amendment to our Certificate of Incorporation to increase the number of shares of our Class A common stock authorized for issuance from 80,000,000 shares to 200,000,000 shares. This amendment remains subject to approval of our stockholders at the Annual Meeting of Stockholders scheduled for May 2, 2007.

In February 2007, we declared a quarterly dividend of ten cents ($0.10) per share on each outstanding share of Class A common stock and Class B common stock. This is an increase of $0.01 per share compared to the dividend paid for the comparable period last year.

In November 2006, we issued and sold 5,750,000 shares of Class A common stock in an underwritten public offering. The price to the public of the shares sold in the offering was $40.00 per share. The proceeds to the Company, net of underwriting discounts and commissions and offering expenses, was approximately $218,611,000. We expect to use the net proceeds from the offering for general corporate purposes, including the funding of future acquisitions.

Results of Operations

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net Sales.   Our business is reported in three geographic segments: North America, Europe and China. Our net sales in each of these segments for the years ended December 31, 2006 and 2005 were as follows:

	Year Ended December 31, 2006		Year Ended December 31, 2005			Change to Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales
	(Dollars in thousands)
North America	$821,276	66.7%	$629,937	68.2%	$191,339	20.7%
Europe	367,522	29.9	266,346	28.8	101,176	11.0
China	41,979	3.4	28,063	3.0	13,916	1.5
Total	$1,230,777	100.0%	$924,346	100.0%	$306,431	33.2%

The increase in net sales is attributable to the following:

				Change As a % of Consolidated Net Sales				Change As a % of Segment Net Sales
North America	Europe	China	Total	North America	Europe	China	Total	North America	Europe	China
(Dollars in thousands)

Internal growth	$53,962	$45,207	$2,981	$102,150	5.9%	4.9%	.3%	11.1%	8.6%	17.0%	10.6%
Foreign exchange	3,518	7,107	851	11,476.3		.8	.1	1.2	.6	2.7	3.0
Acquisitions	133,859	48,862	10,084	192,805	14.5	5.3	1.1	20.9	21.2	18.3	35.9
Total	$191,339	$101,176	$13,916	$306,431	20.7%	11.0%	1.5%	33.2%	30.4%	38.0%	49.5%

The internal growth in net sales in North America was due to increased price and unit sales in certain product lines into both the wholesale and DIY markets. Our wholesale market in 2006, excluding the sales from the acquisitions of Alamo, Savard, Calflex, Flexflow, Core and Dormont, grew by 9.7% compared to 2005, primarily due to increased sales of water pressure regulators, relief valves and backflow preventer units, as well as in our plumbing and under-floor radiant heating product lines. Our sales into the North American DIY market in 2006 increased by 5.4% compared to 2005, primarily due to increased sales of fittings and supply lines and plumbing and under-floor radiant heating product lines partially offset by fewer new retail product introductions in 2006 than during 2005.

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

The internal sales growth in Europe was broad-based with most markets and channels exhibiting improvement. Our sales into the wholesale and OEM markets in 2006, excluding the sales from the acquisitions of Electro Controls, Microflex, ATS, Kimsafe and Teknigas, grew by 18.5% and 16.4% respectively, compared to 2005.

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

The internal sales growth in China was due to increased sales into the domestic and export markets, partially offset by lost sales due to an approximately four- week work stoppage at our joint-venture facility in Tianjin. Additionally, the yuan strengthened against the U.S. dollar.

The acquired growth in net sales in China was due to the inclusion of the net sales of Changsha, acquired on April 26, 2006, and Ningbo, acquired on June 2, 2006.

Gross Profit.   Gross profit and gross profit as a percent of net sales (gross margin) for 2006 and 2005 were as follows:

	Year Ended December 31,		Point
	2006	2005	Change
	(dollars in thousands)
Gross profit	$425,018	$324,702
Gross margin	34.5%	35.1%	(.6% )

Gross margin as a percent of sales for 2006 decreased slightly from 2005. Raw materials cost increases have been predominantly offset by increased sales prices with the exception of the North American retail market and certain markets in Europe. In particular, price increases have been difficult to pass along to customers in Germany.  Margins have also been negatively affected by sales of lower margin products sold by Core and by European acquisition costs. North American gross margin percentage decreases were partially offset by a favorable sales mix toward higher margin wholesale sales.

Margins were also negatively affected in 2006 by increased charges related to our manufacturing restructuring efforts. We recorded $4,667,000 to cost of sales for primarily severance costs in 2006 as compared to $1,816,000 in 2005 for accelerated depreciation and other costs.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses, or SG&A expenses, for 2006 increased $70,761,000, or 30.8%, compared to 2005. The increase in SG&A expenses is attributable to the following:

	(in thousands)	% Change
Internal growth	$24,575	10.7%
Foreign exchange	2,106	.9
Acquisitions	44,080	19.2
Total	$70,761	30.8%

The internal increase in SG&A expenses was primarily due to increased variable selling expenses due to increased sales volumes, increased insurance costs, increased compensation costs and corporate administration costs including costs incurred for compliance with FAS 123R, partially offset by lower costs for complying with Section 404 of the Sarbanes-Oxley Act of 2002 (SOX) and lower earn-out costs related to a prior acquisition. The increase in SG&A expenses from foreign exchange was primarily due to the appreciation of the euro, Canadian dollar and yuan against the U.S. dollar. The increase in SG&A expenses from acquisitions was due to the inclusion of Electro Controls, Alamo, Microflex, Savard, Flexflow, Core, Dormont, Changsha, ATS, Calflex, Ningbo, Kimsafe and Teknigas.

Restructuring and Other (Income) Charges.   Restructuring and other (income) charges for 2006 decreased $6,377,000 primarily due to a gain of approximately $8,188,000 related to the sale of two buildings in Italy partially offset by a charge of $2,540,000 primarily for severance costs related to our European restructuring plans. During 2005, we recorded $729,000 primarily for severance costs related to our European restructuring plans.

Operating Income.   Operating income by geographic segment for 2006 and 2005 was as follows:

				% Change to
	Years Ended			Consolidated
	December 31,	December 31,		Operating
	2006	2005	Change	Income
	(Dollars in thousands)
North America	$98,507	$79,067	$19,440	20.6%
Europe	49,976	31,528	18,448	19.5
China	7,155	3,533	3,622	3.8
Corporate	(25,151)	(19,573)	(5,578)	(5.9)
Total	$130,487	$94,555	$35,932	38.0%

The increase in operating income is attributable to the following:

					Change As a % of Consolidated Operating Income					Change As a % of Segment Operating Income
North America	Europe	China	Corp.	Total	North America	Europe	China	Corp.	Total	North America	Europe	China	Corp.
(Dollars in thousands)

Internal growth	$6,469	$7,380	$6,690	$(5,578)	$14,961	6.9%	7.8%	7.1%	(5.9)%	15.9%	8.2%	23.4%	189.4%	(28.5)%
Foreign exchange	787	949	295	—	2,031.8		1.0	.3	—	2.1	1.0	3.0	8.3	—
Acquisitions	11,179	2,541	1,694	—	15,414	11.8	2.7	1.8	—	16.3	14.1	8.1	47.9	—
Other— Restructuring	1,005	7,578	(5,057)	—	3,526	1.1	8.0	(5.4)	—	3.7	1.3	24.0	(143.1)	—
Total	$19,440	$18,448	$3,622	$(5,578)	$35,932	20.6%	19.5%	3.8%	(5.9)%	38.0%	24.6%	58.5%	102.5%	(28.5)%

The internal growth in North America was primarily due to our increased gross profit from price increases and a favorable sales mix towards the wholesale market, benefits resulting from our completed manufacturing restructuring projects and product outsourcing, partially offset by increased net SG&A expense and inventory write-downs. In 2006, we did not record any costs associated with our manufacturing restructuring plan compared to costs of $1,005,000 for 2005. The acquired growth was due to the inclusion of operating income from Alamo, Savard, Flexflow, Core, Dormont and Calflex.

The internal growth in Europe was primarily due to increased gross profit from price and unit increases in the wholesale and OEM markets and benefits resulting from our completed manufacturing restructuring projects, partially offset by increased net SG&A expense. In 2006, we recorded a net gain of $6,038,000 associated with our manufacturing restructuring plan compared to a charge of $1,540,000 for 2005. We recorded a gain of $8,188,000 for the building sales in Italy partially offset by $2,150,000 primarily for severance costs. The acquired growth in Europe was due to the inclusion of the operating income from Electro Controls, Microflex, ATS, Kimsafe and Teknigas.

The increase in internal growth in China was attributable to sales volume increase, favorable material purchases and improved manufacturing efficiencies associated with our wholly owned manufacturing plants, partially offset by increased net SG&A expense. The acquired growth in China was due to the inclusion of the operating income from Changsha and Ningbo. In 2006, we recorded $5,057,000 of severance and accelerated depreciation costs associated with the planned move of our Chinese joint venture facility. We expect to record approximately $2,000,000 in 2007 for accelerated depreciation, severance and other costs related to this move. We did not record any costs associated with our manufacturing restructuring plan in 2005.

The decrease in internal operating income in Corporate was primarily attributable to incremental administration charges for variable compensation including costs incurred for compliance with FAS 123R, increased audit costs and increased pension costs, partially offset by lower costs incurred for SOX compliance.

The net increase in operating income from foreign exchange was primarily due to the appreciation of the euro, Canadian dollar and yuan against the U.S. dollar. We cannot predict whether these currencies will continue to appreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our operating income.

Interest Income.   Interest income increased $3,782,000, or 307.0%, for 2006 compared to 2005, primarily due to the investment of the residual proceeds from the private placement of $225,000,000 5.85% senior notes in April 2006 and the net proceeds from the public offering of 5,750,000 shares of our class A common stock in November 2006.

Interest Expense.   Interest expense increased $11,795,000, or 113.9%, for 2006 compared to 2005, primarily due to interest expense associated with our $225,000,000 5.85% senior notes, increased debt levels for acquisitions made in 2005 and 2006, and an increase in the average variable rates charged on the revolving credit facility.

Effective July 1, 2005, we entered into an interest rate swap for a notional amount of €25,000,000 outstanding on our revolving credit facility. We swapped three month EURIBOR plus 0.6%, for a fixed rate of 3.02%. We recorded a reduction to interest expense of approximately $673,000 to recognize the fair value of the swap for 2006. The swap was terminated on October 3, 2006.

Other (Income) Expense.   Other (income) expense increased $201,000, or 27.6%, for 2006 compared to 2005, primarily due to the gains on settlements of officers’ life insurance policies.

Minority interest.   Minority interest increased $2,178,000, or 622.3%, for 2006 compared to 2005, primarily due to the credit recorded for the 40% liability of our joint venture partner’s share in the recording of the $5,057,000 manufacturing restructuring costs.

Income Taxes.   Our effective tax rate for continuing operations decreased to 33.6% in 2006 from 35.9% in 2005. The decrease is primarily due to higher earnings in our European and China segments. The shift in the mix of earnings to these segments causes our rate to decrease as these segments have lower effective tax rates than our worldwide average. The effect of the European earnings mix is partially offset by a higher effective tax from the gain on the sales of our Italian facilities. We were able to claim tax credits based on qualified fixed asset purchases in China that helped reduce the worldwide rate.

Income From Continuing Operations.   Income from continuing operations for 2006 increased $22,073,000, or 40.1%, to $77,093,000, or $2.29 per common share, from $55,020,000, or $1.67 per common share, for 2005, in each case, on a diluted basis. Income from continuing operations for 2006 and 2005 includes income, net of tax, for our restructuring plan of $1,465,000, or $0.04 per share, and costs of $1,633,000, or ($0.05) per share, respectively. The gains on the sales of our buildings in Italy resulted in an after-tax gain of $5,138,000, or $0.15 per share. The appreciation of the Canadian dollar, euro and Chinese yuan against the U.S. dollar resulted in a positive impact on income from continuing operations of $1,262,000, or $0.04 per share, for 2006 compared to 2005. We cannot predict whether the euro, Canadian dollar or yuan will continue to appreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net income.

Loss From Discontinued Operations   We recorded a charge, net of tax, to discontinued operations for 2006 and 2005 of $3,357,000, or ($0.10) per common share, and $421,000, or ($0.01) per common share, respectively, in each case, on a diluted basis. In the third quarter of 2006, we recorded a pre-tax charge of $5,000,000 due to a recent federal appellate court decision which affirmed that an arbitration panel could decide which deductible agreements between Watts and Zurich American Insurance Company (Zurich) would control Zurich’s reimbursement claim for defense costs paid in the James Jones case. Other charges were primarily attributable to legal fees associated with the James Jones litigation, as described in Part I, Item 1. “Business-Product Liability, Environmental and Other Litigation Matters.”

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net Sales.   Our net sales in each of the three segments for the years ended December 31, 2005 and 2004 were as follows:

	Year Ended December 31, 2005		Year Ended December 31, 2004			Change to Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales
	(Dollars in thousands)
North America	$629,937	68.2%	$545,139	66.1%	$84,798	10.3%
Europe	266,346	28.8	253,234	30.7	13,112	1.6
China	28,063	3.0	26,185	3.2	1,878	0.2
Total	$924,346	100.0%	$824,558	100.0%	$99,788	12.1%

The increase in net sales is attributable to the following:

					Change As a % of Consolidated Net Sales				Change As a % of Segment Net Sales
	North America	Europe	China	Total	North America	Europe	China	Total	North America	Europe	China
	(Dollars in thousands)
Internal growth	$51,796	$5,533	$1,529	$58,858	6.3%	0.7%	0.2%	7.1%	9.5%	2.2%	5.9%
Foreign exchange	3,112	(2,857)	349	604	0.4	(0.4)	—	0.1	0.6	(1.1)	1.3
Acquisitions	29,890	10,436	—	40,326	3.6	1.3	—	4.9	5.5	4.1	—
Total	$84,798	$13,112	$1,878	$99,788	10.3%	1.6%	0.2%	12.1%	15.6%	5.2%	7.2%

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

Net sales were negatively affected by foreign exchange in Europe primarily from the depreciation of the euro against the U.S. dollar. We cannot predict whether the euro will continue to depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

Acquired growth in Europe net sales is due to the inclusion of the net sales of Microflex, which we acquired on July 5, 2005, Electro Controls, which we acquired on May 11, 2005, and TEAM, acquired on April 16, 2004.

The increase in net sales in China is primarily attributable to increased sales in both the Chinese domestic and export markets.

Gross Profit.   Gross profit and gross profit as a percent of net sales (gross margin) for 2005 and 2004 were as follows:

	Year Ended December 31,		Point
	2005	2004	Change
	(dollars in thousands)
Gross profit	$324,702	$290,561
Gross margin	35.1%	35.2%	(.1% )

Gross margin as a percent of sales for 2005 decreased slightly from 2004. We experienced internal sales volume growth in all regions. However, commodity costs, especially for copper-based products and oil-based products, and a sales mix shift in North America and Europe, dampened our margin percentage growth. In 2005, we experienced raw material cost increases, which we were not able to fully recover through price increases on some of our products. North America experienced higher growth in lower-margin retail sales partially offset by a reclassification of product liability costs from cost of sales to selling, general and administrative expense. Europe’s OEM business was flat with an increase in lower margin wholesale product sales. Both regions benefited from completed manufacturing restructuring efforts. The China segment increased gross margin primarily due to increased sales volume in the domestic marketplace.

Margins were positively affected in 2005 by decreased manufacturing restructuring and other costs. We recorded $1,816,000 to cost of sales primarily for accelerated depreciation and other costs in 2005 compared to $2,873,000 for accelerated depreciation and other costs for 2004.

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

Internally our European segment also experienced a decrease in operating income. This was primarily due to a soft European economy, increased sales in lower margin wholesale products and increased SG&A expenses, offset by benefits resulting from our completed manufacturing restructuring projects and outsourcing. For 2005, we recorded $1,540,000 for costs associated with our manufacturing restructuring plan and we did not record any costs for 2004.

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

Income From Continuing Operations.   Income from continuing operations for 2005 increased $6,282,000, or 12.9%, to $55,020,000, or $1.67 per common share, from $48,738,000, or $1.49 per common share, for 2004, in each case, on a diluted basis. Income from continuing operations for 2005 and 2004 includes net costs incurred for our manufacturing restructuring plan of $1,633,000, or ($0.05) per share, and $1,825,000, or ($0.06) per share, respectively. Also included in income from continuing operations for 2004 is the net charge of $2,289,000, or ($0.07) per share, for accounting corrections relating to certain accrued expenses.

Loss From Discontinued Operations   We recorded a charge net of tax to discontinued operations for 2005 of $421,000, or ($0.01) per common share, and $1,918,000, or ($0.06) per common share, for 2004, in each case, on a diluted basis. Included in loss from discontinued operations for 2005 and 2004 are charges attributable to legal fees associated with the James Jones litigation and obligations to the former shareholders of the James Jones Company of $421,000, or ($0.01) per share, and $1,125,000, or ($0.04) per share, respectively. See Part I, Item 1, “Business—Product Liability, Environmental and Other Litigation Matters.” Additionally, losses from discontinued operations for 2004 include an impairment charge and an operating loss totaling $793,000, or ($0.02) per share, for the divesture of our interest in Jameco LLC.

Liquidity and Capital Resources

We generated $82,231,000 of cash from continuing operations for 2006. We experienced an increase in inventory and accounts receivable in North America, Europe and China. The increase in accounts receivable of $16,957,000 was primarily due to increased sales volume and selling prices. The increase in inventory of $37,293,000 was primarily due to increased cost of raw materials and planned increases in European safety stocks. The increase in inventory and accounts receivable was partially offset by increased accounts payable, accrued expenses and other liabilities of $29,524,000.

We used $119,213,000 of net cash for investing activities in 2006. We used $91,093,000 to fund the acquisitions of Changsha, ATS, Calflex and Ningbo, Kimsafe and Teknigas, $1,940,000 in additional costs related to 2005 acquisitions and $387,000 to complete the planned increase of our ownership in Stern. We invested $11,825,000 in investment grade auction rate securities. We invested $44,648,000 in capital equipment. Capital expenditures consisted of approximately $26,648,000 for manufacturing machinery and equipment as part of our ongoing commitment to improve our manufacturing capabilities and approximately $18,000,000 for the purchase of land and building and for infrastructure improvements for a site in Italy. We subsequently entered into a sale-leaseback transaction with respect to the building. We received proceeds of $31,867,000, which primarily included $15,957,000 related to the sale-leaseback in Italy and $13,414,000 from the sales of two facilities in northern Italy. We also received proceeds from two buildings held for sale, totaling approximately $2,496,000 during 2006. We expect to invest approximately $38,000,000 in capital equipment in 2007.

We generated $332,091,000 of net cash from financing activities for 2006. On November 21, 2006, we completed a public offering of 5,750,000 shares of newly issued Class A common stock at $40.00 per share. Net proceeds were approximately $218,611,000 after taking into account underwriting discounts and expenses associated with the transaction. Additionally, we generated cash through the completion of our $225,000,000 private placement of 5.85% notes in April 2006, increased borrowings under our line of credit for use in Europe and proceeds from the exercise of stock options, partially offset by payments of debt, dividend payments and debt issue costs.

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

Outstanding indebtedness under the revolving credit facility bears interest at a rate determined by the type of loan plus an applicable margin determined by our debt rating, depending on the applicable base rate and our bond rating. For 2006 the average interest rate under the revolving credit facility for euro-based borrowings was approximately 3.5%. There were no U.S. dollar borrowings at December 31, 2006. The revolving credit facility includes operational and financial covenants customary for facilities of this type, including, among others, restrictions on additional indebtedness, liens and investments and maintenance of certain leverage ratios. As of December 31, 2006, we were in compliance with all covenants related to the revolving credit facility, had $226,300,000 of unused and potentially available credit under the revolving credit facility and had $91,059,000 of euro-based borrowings outstanding and $32,641,000 for stand-by letters of credit outstanding on our revolving credit facility.

Effective July 1, 2005, we entered into a three-year interest rate swap with a counter party for a notional amount of €25,000,000, which was outstanding under the original revolving credit facility. We swapped the three-month EURIBOR plus 0.6% for a fixed rate of 3.02%. The swap was terminated on October 3, 2006.

We generated $903,000 of net cash by operations from discontinued operations. During 2006, we received approximately $16,500 in cash as an indemnification payment for settlement costs we incurred in the James Jones Litigation. This cash has been recorded as a liability at December 31, 2006 because of the possibility that we might have to reimburse the insurance company if it is ultimately successful with a future appeal. We also received approximately $2,783,000 in cash for reimbursement of defense costs related to the James Jones Litigation. During 2006, we paid approximately $600,000 for defense costs and approximately $530,000 for indemnity costs we incurred in the James Jones Litigation.

Working capital (defined as current assets less current liabilities) as of December 31, 2006 was $653,024,000 compared to $305,092,000 as of December 31, 2005. This increase is primarily due to increases in cash, inventories and accounts receivable. Cash and cash equivalents increased to $342,979,000 as of December 31, 2006 compared to $45,758,000 as of December 31, 2005 primarily due to the Class A common stock public offering, residual proceeds from the completion of the $225,000,000 private placement and from cash generated by operations. The ratio of current assets to current liabilities was 3.2 to 1 as of December 31, 2006 compared to 2.4 to 1 as of December 31, 2005.

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

We generated $112,924,000 of net cash from financing activities in 2005 primarily from increased borrowings in the U.S. and Europe for acquisitions and proceeds from the exercise of stock options, offset by dividend payments and payments of debt. We paid $3,750,000 of debt owed to the former shareholders of Hunter Innovations.

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

We had free cash flow of $57,005,000 (a non-GAAP financial measure defined as net cash provided by continuing operations minus capital expenditures and dividends plus proceeds from sale of assets) during the year ended December 31, 2006 versus free cash flow of $23,449,000 in 2005. This increase in 2006 compared to 2005 was primarily due to growth in cash generated by operations, less net capital expenditures partially offset by increased dividends. Our net debt to capitalization ratio (defined as short and long-term interest-bearing liabilities less cash and cash equivalents as a percentage of the sum of short and long term interest-bearing liabilities less cash and cash equivalents plus total stockholders’ equity, including minority interest) decreased to 11.3% for 2006 from 33.1% for 2005. The decrease resulted from an increase in cash from the Class A common stock public offering and residual proceeds from the completion of the $225,000,000 private placement.

We had free cash flow of $23,449,000 during the year ended December 31, 2005 versus free cash flow of $12,283,000 in 2004. This increase in 2005 compared to 2004 was primarily due to decreased growth in inventories partially offset by increased accounts receivable.

We believe free cash flow to be an appropriate supplemental measure of our operating performance because it provides investors with a measure of our ability to generate cash, to repay debt and to fund acquisitions. We may not be comparable to other companies that may define free cash flow differently. Free cash flow does not represent cash generated from operating activities in accordance with GAAP. Therefore it should not be considered an alternative to net cash provided by operations as an indication of our performance. Free cash flow should also not be considered an alternative to net cash provided by operations as defined by GAAP.

A reconciliation of net cash provided by continuing operations to free cash flow is provided below:

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Net cash provided by continuing operations	$82,231	$51,867	$40,210
Less: additions to property, plant, and equipment	(44,648)	(18,590)	(20,999)
Plus: proceeds from the sale of property, plant, and equipment	31,867	652	2,143
Less: dividends	(12,445)	(10,480)	(9,071)
Free cash flow	$57,005	$23,449	$12,283

Our net debt to capitalization ratio is also a non-GAAP financial measure used by management. Management believes it to be an appropriate supplemental measure because it helps investors understand our ability to meet our financing needs and as a basis to evaluate our financial structure. Our computation may not be comparable to other companies that may define net debt to capitalization differently.

A reconciliation of long-term debt (including current portion) to net debt and our net debt to capitalization ratio is provided below:

	December 31,
	2006	2005
	(in thousands)
Current portion of long-term debt	$7,522	$13,635
Plus: long-term debt, net of current portion	441,697	293,350
Less: cash and cash equivalents	(342,979)	(45,758)
Net debt	$106,240	$261,227

A reconciliation of capitalization is provided below:

	December 31,
	2006	2005
	(in thousands)
Net debt	$106,240	$261,227
Total stockholders’ equity	826,553	519,476
Plus: minority interest	5,971	7,831
Capitalization	$938,764	$788,534
Net debt to capitalization ratio	11.3%	33.1%

We anticipate that available funds from current operations, existing cash, our revolving credit facility and other sources of liquidity will be sufficient to meet current operating requirements and anticipated capital expenditures for at least the next 12 months. However, we may have to consider external sources of financing for any large future acquisitions.

Our contractual obligations as of December 31, 2006 are presented in the following table:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt obligations, including current maturities(a)	$449,219	$7,522	$444	$141,253	$300,000
Operating lease obligations	19,037	5,850	8,263	3,558	1,366
Capital lease obligations(a)	15,318	1,071	2,532	2,449	9,266
Pension contributions	13,803	3,691	1,971	178	7,963
Interest(b)	180,619	24,902	47,554	41,309	66,854
Earnout payments(a)	4,003	4,003	—	—	—
Other(c)	25,956	21,582	1,930	1,577	867
Total	$707,955	$68,621	$62,694	$190,324	$386,316

(a)           as recognized in the consolidated balance sheet

(b)          assumes the balance on the revolving credit facility remains at $91,059,000 and the interest rate remains at approximately 4.0% for the presented periods

(c)           includes commodity, capital expenditure commitments and other benefits at December 31, 2006

We maintain letters of credit that guarantee our performance or payment to third parties in accordance with specified terms and conditions. Amounts outstanding were approximately $49,637,000 as of December 31, 2006 and $48,651,000 as of December 31, 2005. Our letters of credit are primarily associated with insurance coverage and to a lesser extent foreign purchases and generally expire within one year of issuance. These instruments may exist or expire without being drawn down, therefore they do not necessarily represent future cash flow obligations.

We divested our 20% interest in www.plumbworld.co.uk Limited (Plumbworld), a variable interest entity, on August 21, 2006. We had a nominal investment of approximately $500 in Plumbworld and maintained a loan receivable that was paid in full, at which time we relinquished our shares in Plumbworld.

Off-Balance Sheet Arrangements

Except for operating lease commitments, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Application Critical Accounting Policies and Key Estimates

The preparation of our consolidated financial statements in accordance with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported. A critical accounting estimate is an assumption about highly uncertain matters and could have a material effect on the consolidated financial statements if another, also reasonable, amount were used, or, a change in the estimate is reasonably likely from period to period. We base our assumptions on historical experience and on other estimates that we believe are reasonable under the circumstances. Actual results could differ significantly from these estimates. There were no changes in accounting policies or significant changes in accounting estimates during 2006.

We periodically discuss the development, selection and disclosure of the estimates with our Audit Committee. Management believes the following critical accounting policies reflect its more significant estimates and assumptions.

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

Inventory valuation

Inventories are stated at the lower of cost or market with costs generally determined on a first-in first-out basis. We utilize both specific product identification and historical product demand as the basis for determining our excess or obsolete inventory reserve. We identify all inventories that exceed a range of one to four years in sales. This is determined by comparing the current inventory balance against unit sales for the trailing twelve months. New products added to inventory within the past twelve months are excluded from this analysis. A portion of our products contain recoverable materials, therefore the excess and obsolete reserve is established net of any recoverable amounts. Changes in market conditions, lower than expected customer demand or changes in technology or features could result in additional obsolete inventory that is not saleable and could require additional inventory reserve provisions.

In certain countries, additional inventory reserves are maintained for potential shrinkage experienced in the manufacturing process. The reserve is established based on the prior year’s inventory losses adjusted for any change in the gross inventory balance.

Goodwill and other intangibles

Goodwill and intangible assets with indefinite lives are tested annually for impairment in accordance with the provisions of Financial Accounting Standards Board Statement No. 142 “Goodwill and Other

Intangible Assets” (FAS 142). We use judgment in assessing whether assets may have become impaired between annual impairment tests. We concluded that no impairment existed at October 29, 2006, the time of our latest annual review. We perform our annual test for indicators of goodwill and non-amortizable intangible assets impairment in the fourth quarter of our fiscal year or sooner if indicators of impairment exist.

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

Legal contingencies

We are a defendant in numerous legal matters including those involving environmental law and product liability as discussed further in “Business—Product Liability, Environmental and Other Litigation Matters.” As required by Financial Accounting Standards Board Statement No. 5 “Accounting for Contingencies” (FAS 5), we determine whether an estimated loss from a loss contingency should be accrued by assessing whether a loss is deemed probable and the loss amount can be reasonably estimated, net of any applicable insurance proceeds. Estimates of potential outcomes of these contingencies are developed in consultation with outside counsel. While this assessment is based upon all available information, litigation is inherently uncertain and the actual liability to fully resolve this litigation cannot be predicted with any assurance of accuracy. Final settlement of these matters could possibly result in significant effects on our results of operations, cash flows and financial position.

Pension benefits

We account for our pension plans in accordance with Financial Accounting Standards Board Statement No. 87 “Employers Accounting for Pensions” (FAS 87) and Financial Accounting Standards Board Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R) ,” (FAS 158). In applying FAS 87 and FAS 158, assumptions are made regarding the valuation of benefit obligations and the performance of plan assets. The primary assumptions are as follows:

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

New Accounting Standards

In February 2007, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards Board Statement (FAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an Amendment to FAS No. 115,” (FAS 159) which permits entities to chose to measure many financial instruments and certain other items at fair value. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged. We are currently evaluating the impact of FAS 159 on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (SAB 108), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. The impact of SAB 108 was not material to our consolidated financial statements.

In September 2006, the FASB issued FAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (FAS 158), which requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in other comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006 for companies with publicly traded equity securities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008, although earlier adoption is permitted. As a result of the requirement to recognize the funded status of our benefit plans as of December 31, 2006, we recorded an increase in our pension liability of approximately $8,300,000, a decrease of approximately $1,300,000 in other assets: other, net and a decrease in accumulated other comprehensive income of approximately $5,800,000, net of tax.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (FAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged provided that the reporting company has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. We do not expect the adoption of FAS 157 will have a material impact on our consolidated financial statements.

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, based on the technical merits. This interpretation also provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN 48 as of January 1, 2007 and the impact is not material to our consolidated financial statements.

In March 2006, the FASB issued FAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (FAS 156). FAS 156 amends FAS Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. FAS 156 addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting. We adopted FAS 156 as of January 1, 2007 and the impact is not material to our consolidated financial statements.

In February 2006, the FASB issued FAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (FAS 155). FAS 155 amends FAS 133, “Accounting for Derivatives and Hedging Activities,” and FAS 140, “Accounting for Transfers

and Servicing of Financial Assets and Extinguishments of Liabilities,” and allows an entity to remeasure at fair value a hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation from the host, if the holder irrevocably elects to account for the whole instrument on a fair value basis. Subsequent changes in the fair value of the instrument would be recognized in earnings. We adopted FAS 155 as of January 1, 2007 and the impact is not material to our consolidated financial statements.

In May 2005, the FASB issued FAS No. 154, “Accounting Changes and Error Correction Replacement of APB Opinion No. 20 and FASB Statement No. 3” (FAS 154). FAS 154 replaces APB Opinion No. 20, “Accounting Changes” (APB 20), and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. FAS 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used. FAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. The impact of FAS 154 was not material to our consolidated financial statements.

In December 2004, the FASB issued FAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (FAS 153). The amendments made by FAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The impact of FAS 153 was not material to our consolidated financial statements.

In November 2004, the FASB issued FAS No. 151, “Inventory Costs” (FAS 151). FAS 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for inventory costs. The provisions of this statement are effective for fiscal years beginning after June 15, 2005. The impact of FAS 151 was not material to our consolidated financial statements.

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

Our foreign subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials and are denominated in European currencies or the U.S. or Canadian dollar. We use foreign currency forward exchange contracts to manage the risk related to intercompany purchases that occur during the course of a year and certain open foreign currency denominated commitments to sell products to third parties. For 2006, the amounts recorded in other income for the change in the fair value of such contracts was immaterial.

We have historically had a very low exposure on the cost of our debt to changes in interest rates. Interest rate swaps are used to mitigate the impact of interest rate fluctuations on certain variable rate debt instruments and reduce interest expense on certain fixed rate instruments. Information about our long-term debt including principal amounts and related interest rates appears in note 11 of notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Item 8.                        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The documents listed on the index to financial statements on page 55 of this Report are incorporated herein by reference.

Item 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A.                CONTROLS AND PROCEDURES.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily applies its judgment in evaluating and implementing possible controls and procedures. The effectiveness of our disclosure controls and procedures is also necessarily limited by the staff and other resources available to us and the geographic diversity of our operations. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In connection with these rules, we will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2006.

The audited consolidated financial statements of the Company include the results of Black Teknigas, Limited, which the Company acquired on August 14, 2006, Kim Olofsson Safe Corporation AB, which the Company acquired on June 7, 2006, the assets and business of Calflex Manufacturing, Inc., and Ningbo Best Metal & Plastic Manufacturing, Ltd, which the Company acquired on June 2, 2006, ATS Expansion Group, which the Company acquired on May 19, 2006, and the assets and business of Changsha Valve Works, which the Company acquired on April 26, 2006, but management’s assessment does not include an assessment of the internal control over financial reporting of these entities.

The Company’s independent registered public accounting firm has audited management’s assessment of the Company’s internal control over financial reporting and issued an attestation report. That report appears immediately following this report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Watts Water Technologies, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Watts Water Technologies, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Watts Water Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Watts Water Technologies, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Watts Water Technologies, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, Watts Water Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Watts Water Technologies, Inc. acquired ATS Expansion Group; Black Teknigas Limited; Kim Olofsson Safe Corporation AB; Calflex Manufacturing, Inc.; Ningbo Best Metal and Plastic Manufacturing, Ltd.; and Changsha Valve Works during 2006 (collectively the 2006 acquisitions). Management excluded from its assessment of internal control over financial reporting, the 2006 acquisitions representing consolidated total assets of $164 million and consolidated revenues of $58 million included in the consolidated financial statements of Watts Water Technologies, Inc. as of and for the year ended December 31, 2006. Our audit of internal control over financial reporting of Watts Water Technologies, Inc. also excluded an evaluation of the internal control over financial reporting of the 2006 acquisitions.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Watts Water Technologies, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and the related financial statement schedule, and our report dated March 1, 2007 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included explanatory paragraphs regarding the adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” and Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)”.

Boston, Massachusetts
March 1, 2007

Item 9B.   OTHER INFORMATION.

None.

PART III

Item 10.   DIRECTORS,  EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information with respect to the executive officers of the Company is set forth in Part I, Item 1 of this Report under the caption “Executive Officers and Directors” and is incorporated herein by reference. The information provided under the captions “Information as to Nominees for Director,” “Corporate Governance,” “Legal Proceeding Involving Director,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders to be held on May 2, 2007 is incorporated herein by reference.

We have adopted a Code of Business Conduct and Ethics applicable to all officers, employees and Board members. The Code of Business Conduct and Ethics is posted in the Investor Relations section of our website,  www.wattswater.com. We will provide you with a print copy of our Code of Business Conduct and Ethics free of charge on written request to Lester J. Taufen, Secretary, Watts Water Technologies, Inc., 815 Chestnut Street, North Andover, MA 01845. Any amendments to, or waivers of, the Code of Business Conduct and Ethics which applies to our chief executive officer, chief financial officer, corporate controller or any person performing similar functions will be disclosed on our website promptly following the date of such amendment or waiver.

Item 11.   EXECUTIVE COMPENSATION.

The information provided under the captions “Director Compensation,” “Corporate Governance,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders to be held on May 2, 2007 is incorporated herein by reference.

The “Compensation Committee Report” contained in our Proxy Statement shall not be deemed “soliciting material” or “filed” with the Securities and Exchange Commission or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Exchange Act, except to the extent we specifically request that such information be treated as soliciting material or specifically incorporate such information by reference into a document filed under the Securities Act or Exchange Act.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information provided under the captions “Principal Stockholders” and “Shares Available for Issuance Under Equity Compensation Plans” in our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders to be held on May 2, 2007 is incorporated herein by reference.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information provided under the captions “Corporate Governance” and “Policies and Procedures for Related Person Transactions” in our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders to be held on May 2, 2007 is incorporated herein by reference.

Item 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information provided under the caption “Ratification of Independent Registered Public Accounting Firm” in our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders to be held on May 2, 2007 is incorporated herein by reference.

PART IV

Item 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)   Financial Statements

The following financial statements are included in a separate section of this Report commencing on the page numbers specified below:

(a)(2)   Schedules

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2006, 2005 and 2004	98

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
DATED: March 1, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PATRICK S. O’KEEFE	Chief Executive Officer, President and Director	March 1, 2007
Patrick S. O’Keefe

/s/ WILLIAM C. MCCARTNEY	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 1, 2007
William C. McCartney

/s/ TIMOTHY P. HORNE	Director	March 1, 2007
Timothy P. Horne

/s/ ROBERT L. AYERS	Director	March 1, 2007
Robert L. Ayers

/s/ RALPH E. JACKSON, JR.	Director	March 1, 2007
Ralph E. Jackson, Jr.

/s/ KENNETH J. MCAVOY	Director	March 1, 2007
Kenneth J. McAvoy

/s/ JOHN K. MCGILLICUDDY	Director	March 1, 2007
John K. McGillicuddy

/s/ GORDON W. MORAN	Chairman of the Board	March 1, 2007
Gordon W. Moran

/s/ DANIEL J. MURPHY, III	Director	March 1, 2007
Daniel J. Murphy, III

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Watts Water Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Watts Water Technologies, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Watts Water Technologies, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, Watts Water Technologies, Inc. adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” effective January 1, 2006, utilizing the modified prospective application transition method.

Also, as discussed in Note 2 to the consolidated financial statements, Watts Water Technologies, Inc. adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” effective December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Watts Water Technologies, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 1, 2007, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

Boston, Massachusetts
March 1, 2007

Watts Water Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(Amounts in thousands, except per share information)

	Years Ended December 31,
	2006	2005	2004
Net sales	$1,230,777	$924,346	$824,558
Cost of goods sold	805,759	599,644	533,997
GROSS PROFIT	425,018	324,702	290,561
Selling, general and administrative expenses	300,179	229,418	206,866
Restructuring and other (income) charges	(5,648)	729	95
OPERATING INCOME	130,487	94,555	83,600
Other (income) expense:
Interest income	(5,014)	(1,232)	(1,135)
Interest expense	22,148	10,353	10,564
Minority interest	(1,828)	350	1,203
Other	(928)	(727)	296
	14,378	8,744	10,928
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	116,109	85,811	72,672
Provision for income taxes	39,016	30,791	23,934
INCOME FROM CONTINUING OPERATIONS	77,093	55,020	48,738
Loss from discontinued operations, net of taxes of $2,101 in 2006, $258 in 2005 and $1,156 in 2004	(3,357)	(421)	(1,918)
NET INCOME	$73,736	$54,599	$46,820
Basic EPS
Income (loss) per share:
Continuing operations	$2.32	$1.69	$1.51
Discontinued operations	(0.10)	(0.01)	(0.06)
NET INCOME	$2.21	$1.68	$1.45
Weighted average number of shares	33,295	32,489	32,276
Diluted EPS
Income (loss) per share:
Continuing operations	$2.29	$1.67	$1.49
Discontinued operations	(0.10)	(0.01)	(0.06)
NET INCOME	$2.19	$1.66	$1.43
Weighted average number of shares	33,671	33,002	32,719
Dividends per share	$0.36	$0.32	$0.28

The accompanying notes are an integral part of these consolidated financial statements.

Watts Water Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except share information)

	December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$342,979	$45,758
Investment securities	11,825	—
Trade accounts receivable, less allowance for doubtful accounts of $10,543 in 2006 and $9,296 in 2005	228,502	177,364
Inventories, net	316,416	242,837
Prepaid expenses and other assets	15,842	25,361
Deferred income taxes	26,739	27,540
Assets of discontinued operations	10,079	9,555
Total Current Assets	952,382	528,415
PROPERTY, PLANT AND EQUIPMENT, NET	206,160	164,999
OTHER ASSETS:
Goodwill	356,090	296,636
Other, net	146,218	110,920
TOTAL ASSETS	$1,660,850	$1,100,970
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$120,954	$91,053
Accrued expenses and other liabilities	100,437	67,071
Accrued compensation and benefits	42,593	28,496
Current portion of long-term debt	7,522	13,635
Liabilities of discontinued operations	27,852	23,068
Total Current Liabilities	299,358	223,323
LONG-TERM DEBT, NET OF CURRENT PORTION	441,697	293,350
DEFERRED INCOME TAXES	34,585	24,803
OTHER NONCURRENT LIABILITIES	52,686	32,187
MINORITY INTEREST	5,971	7,831
STOCKHOLDERS’ EQUITY:
Preferred Stock, $.10 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Class A Common Stock, $.10 par value; 80,000,000 shares authorized; 1 vote per share; issued and outstanding, 31,239,111 shares in 2006 and 25,205,210 shares in 2005	3,124	2,521
Class B Common Stock, $.10 par value; 25,000,000 shares authorized; 10 votes per share; issued and outstanding, 7,293,880 shares in 2006 and 7,343,880 in 2005	729	734
Additional paid-in capital	367,795	142,694
Retained earnings	429,555	368,264
Accumulated other comprehensive income	25,350	5,263
Total Stockholders’ Equity	826,553	519,476
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,660,850	$1,100,970

The accompanying notes are an integral part of these consolidated financial statements.

Watts Water Technologies, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(Amounts in thousands, except share information)

	Class A Common Stock		Class B Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at December 31, 2003	24,459,121	$2,446	7,605,224	$761	$132,983	$286,396	$13,805	$436,391
Comprehensive income:
Net income						46,820		46,820
Cumulative translation adjustment and other							12,833	12,833
Pension plan additional minimum liability, net of tax of ($54)							(20)	(20)
Comprehensive income								59,633
Shares of Class B Common Stock converted to Class A Common Stock	261,344	27	(261,344)	(27)				—
Shares of Class A Common Stock issued upon the exercise of stock options	258,247	25			3,794			3,819
Tax benefit for stock options exercised					969			969
Issuance of shares of restricted Class A Common Stock	32,133	3			(3)			—
Amortization of deferred compensation					157			157
Net change in restricted stock units	38,493	4			886			890
Common Stock dividends						(9,071)		(9,071)
Balance at December 31, 2004	25,049,338	$2,505	7,343,880	$734	$138,786	$324,145	$26,618	$492,788
Comprehensive income:
Net income						54,599		54,599
Cumulative translation adjustment and other							(19,377)	(19,377)
Pension plan additional minimum liability, net of tax of ($1,203)							(1,978)	(1,978)
Comprehensive income								33,244
Shares of Class A Common Stock issued upon the exercise of stock options	107,823	11			1,507			1,518
Tax benefit for stock options exercised					875			875
Issuance of shares of restricted Class A Common Stock	5,616	1			(1)			—
Amortization of deferred compensation					289			289
Net change in restricted stock units	42,433	4			1,238			1,242
Common Stock dividends						(10,480)		(10,480)
Balance at December 31, 2005	25,205,210	$2,521	7,343,880	$734	$142,694	$368,264	$5,263	$519,476
Comprehensive income:
Net income						73,736		73,736
Cumulative translation adjustment and other							25,006	25,006
Pension plan additional liability, net of tax of $569							908	908
Comprehensive income								99,650
Initial impact upon adoption of FAS 158, net of tax of ($3,752)							(5,827)	(5,827)
Shares of Class A Common Stock issued upon the exercise of stock options	106,499	10			1,837			1,847
Tax benefit for stock options exercised					1,432			1,432
Stock-based compensation					2,985			2,985
Shares of Class B Common Stock converted to Class A Common Stock	50,000	5	(50,000)	(5)				—
Issuance of shares of restricted Class A Common Stock	59,008	6			(6)			—
Net change in restricted stock units	68,394	7			817			824
Shares of Class A Common Stock issued in Stock Offering, net of offering costs of $11,389	5,750,000	575			218,036			218,611
Common Stock dividends						(12,445)		(12,445)
Balance at December 31, 2006	31,239,111	$3,124	7,293,880	$729	$367,795	$429,555	$25,350	$826,553

The accompanying notes are an integral part of these consolidated financial statements.

Watts Water Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Years Ended December 31,
	2006	2005	2004
OPERATING ACTIVITIES
Income from continuing operations	$77,093	$55,020	$48,738
Adjustments to reconcile net income from continuing operations to net cash provided by continuing operating activities:
Depreciation	26,656	23,542	26,290
Amortization	8,635	2,576	1,761
(Gain) loss on disposal of property, plant and equipment and other	(8,267)	572	707
Stock-based compensation	2,985	—	—
Deferred income taxes (benefit)	(2,081)	(1,279)	(5,735)
Changes in operating assets and liabilities, net of effects from business acquisitions and divestures:
Accounts receivable	(16,957)	(16,546)	(5,745)
Inventories	(37,293)	(20,330)	(36,177)
Prepaid expenses and other assets	1,936	(4,098)	1,394
Accounts payable, accrued expenses and other liabilities	29,524	12,410	8,977
Net cash provided by continuing operations	82,231	51,867	40,210
INVESTING ACTIVITIES
Additions to property, plant and equipment	(44,648)	(18,590)	(20,999)
Proceeds from the sale of property, plant and equipment	31,867	652	2,143
Investments in securities	(11,825)	—	(25,000)
Proceeds from sale of securities	—	26,600	2,400
Increase in other assets	(1,187)	(469)	(1,470)
Business acquisitions, net of cash acquired	(93,420)	(191,396)	(68,453)
Net cash used in investing activities	(119,213)	(183,203)	(111,379)
FINANCING ACTIVITIES
Proceeds from long-term debt	356,568	161,476	92,480
Payments of long-term debt	(228,314)	(41,995)	(104,693)
Payment of capital lease	(4,055)	—	—
Shares transactions under employee stock plans	2,671	3,048	4,868
Tax benefit of stock options exercised	1,432	875	969
Debt issue costs	(2,377)	—	(1,079)
Proceeds from stock offering, net	218,611	—	—
Dividends	(12,445)	(10,480)	(9,071)
Net cash provided by (used in) financing activities	332,091	112,924	(16,526)
Effect of exchange rate changes on cash and cash equivalents	1,209	(693)	2,054
Net cash provided by (used in) operating activities of discontinued operations	903	(1,050)	6,553
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	297,221	(20,155)	(79,088)
Cash and cash equivalents at beginning of year	45,758	65,913	145,001
CASH AND CASH EQUIVALENTS AT END OF YEAR	$342,979	$45,758	$65,913
NON CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of businesses
Fair value of assets acquired	$161,535	$230,587	$80,126
Cash paid, net of cash acquired	93,420	191,396	68,453
Liabilities assumed	$68,115	$39,191	$11,673
Acquisitions of property, plant and equipment under capital lease	$15,957	$—	$—
Retirement of variable rate demand bonds with cash collateral	$(8,900)	$8,900	$—
CASH PAID FOR:
Interest	$21,678	$9,529	$9,815
Taxes	$35,332	$30,698	$33,000

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

Investment Securities

Investment securities at December 31, 2006 consisted of auction rate certificates whose underlying investments were in AAA rated municipal bonds. The certificates are bought and sold at auction with reset dates of up to 35 days. The certificates are traded at par value, which approximates market value at December 31, 2006. The Company classifies its debt securities as available for sale.

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

Concentration of Credit

The Company sells products to a diversified customer base and, therefore, has no significant concentrations of credit risk, except that approximately 10.0%, 10.7% and 10.3% of the Company’s total sales in 2006, 2005 and 2004, respectively, were to one company. These sales were transacted within the North America geographic segment.

Inventories

Inventories are stated at the lower of cost (primarily first-in, first-out method) or market. Market value is determined by replacement cost or net realizable value. Historical experience is used as the basis for determining the reserve for excess or obsolete inventories.

Goodwill and Other Intangible Assets

Goodwill is recorded when the consideration paid for acquisitions exceeds the fair value of net tangible and intangible assets acquired. Goodwill and other intangible assets with indefinite useful lives are not amortized, but rather are tested annually for impairment. The test was performed as of October 29, 2006.

Impairment of Goodwill and Long-Lived Assets

Goodwill and intangible assets with indefinite lives are tested annually for impairment in accordance with the provisions of Financial Accounting Standards Board Statement No. 142 “Goodwill and Other Intangible Assets” (FAS 142). The Company’s impairment review is based on a discounted cash flow approach at the reporting unit level that requires management judgment with respect to revenue and expense growth rates, changes in working capital and the selection and use of an appropriate discount rate. The Company uses its judgment in assessing whether assets may have become impaired between annual impairment tests. Indicators such as unexpected adverse business conditions, economic factors, unanticipated technological change or competitive activities, loss of key personnel and acts by governments and courts, may signal that an asset has become impaired.

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

The changes in the carrying amount of goodwill are as follows:

	North America	Europe	China	Total
	(in thousands)
Carrying amount at December 31, 2004	$123,539	$98,117	$4,522	$226,178
Goodwill acquired during the period	69,712	12,295	—	82,007
Adjustments to goodwill during the period	252	(188)	939	1,003
Effect of change in exchange rates used for translation	94	(12,786)	140	(12,552)
Carrying amount at December 31, 2005	193,597	97,438	5,601	296,636
Goodwill acquired during the period	—	37,161	3,447	40,608
Adjustments to goodwill during the period	5,264	—	—	5,264
Effect of change in exchange rates used for translation	2	13,304	276	13,582
Carrying amount at December 31, 2006	$198,863	$147,903	$9,324	$356,090

The adjustments to North American goodwill during the year ended December 31, 2006 relate to an accrual of approximately $4,000,000 in earn-out provisions and the finalization of the Dormont Manufacturing Company and Core Industries, Inc. purchase price allocations. Dormont Manufacturing Company and Core Industries, Inc. were acquired in December 2005.

Other intangible assets include the following and are presented in “Other Assets: Other, net”, in the Consolidated Balance Sheets:

	December 31,
	2006		2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Patents	$13,179	$(5,301)	$9,264	$(4,669)
Customer relationships	65,304	(7,478)	49,795	(1,988)
Technology	7,513	(1,210)	3,673	(330)
Other	15,321	(4,015)	5,398	(2,382)
Total amortizable intangible assets	101,317	(18,004)	68,130	(9,369)
Intangible assets not subject to amortization	50,519	—	40,582	—
Total	$151,836	$(18,004)	$108,712	$(9,369)

Aggregate amortization expense for amortized other intangible assets for the years ended December 31, 2006, 2005 and 2004 was $8,635,000, $2,576,000 and $1,761,000, respectively. Additionally, future amortization expense on amortizable intangible assets approximates $10,056,000 for 2007, $8,582,000 for 2008, $8,294,000 for 2009, $8,287,000 for 2010 and $7,861,000 for 2011. Amortization expense is provided on a straight-line basis over the estimated useful lives of the intangible assets. The weighted-average remaining life of total amortizable intangible assets is 11.5 years. Patents, customer relationships, technology and other amortizable intangibles have weighted-average remaining lives of 10.7

Watts Water Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

years, 10.2 years, 7.2 years and 21.5 years, respectively. Intangible assets not subject to amortization primarily include trademarks and unpatented technology.

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted Financial Accounting Standards Board Statement No. 123R, “Share-Based Payment”(FAS 123R) utilizing the “modified prospective” method as described in FAS 123R. Under the “modified prospective” method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date. In accordance with FAS 123R, prior period amounts were not restated. FAS 123R also requires the excess tax benefits associated with these share-based payments to be classified as financing activities in the Statements of Consolidated Cash Flows, rather than as operating cash flows as required under previous regulations. At December 31, 2006, the Company had three stock-based compensation plans with total unrecognized compensation costs related to unvested stock-based compensation arrangements of approximately $7,271,000 and a total weighted average remaining term of 2.0 years. For 2006, the Company recognized compensation costs related to stock-based programs of approximately $2,985,000 in selling, general and administrative expenses. The Company recorded approximately $360,000 of tax benefit during 2006 for the compensation expense relating to its stock options. For 2006, the Company recorded approximately $592,000 of tax benefit for its other stock-based plans. For 2006, the recognition of total stock-based compensation expense impacted both basic net income per common share and diluted net income per common share by $0.06.

Watts Water Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Prior to the effective date, the stock-based compensation plans were accounted for under Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Pro-forma information regarding the impact of total stock-based compensation on net income and income per share for prior periods is required by FAS 123R.

Such pro-forma information, determined as if the Company had accounted for its employee stock options and restricted stock units (RSUs) under the fair value method to measure stock-based compensation as required under the disclosure provisions of Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation” (FAS 123) as amended by Financial Accounting Standards Board Statement No. 148 “Accounting for Stock-Based Compensation Transition and Disclosure” (FAS 148) during 2005 and 2004, is illustrated in the following tables:

	Years Ended December 31,
	2005	2004
	(in thousands)
Net income, as reported	$54,599	$46,820
Add: Stock-based employee compensation expense from the Management Stock Purchase Plan included in reported net income, net of tax	531	384
Deduct: Stock-based employee expense determined under the fair value method, net of tax:
Restricted stock units (Management Stock Purchase Plan)	(560)	(381)
Employee stock options	(1,144)	(670)
Pro forma net income	$53,426	$46,153
Earnings per share:
Basic—as reported	$1.68	$1.45
Basic—pro forma	$1.64	$1.43
Diluted—as reported	$1.66	$1.43
Diluted—pro forma	$1.62	$1.42

Net Income Per Common Share

Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding. The calculation of diluted earnings per share assumes the conversion of all dilutive securities (see Note 13).

Watts Water Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Net income and number of shares used to compute net earnings per share, basic and assuming full dilution, are reconciled below:

	Years Ended December 31,
	2006			2005			2004
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(Amounts in thousands, except per share information)
Basic EPS	$73,736	33,295	$2.21	$54,599	32,489	$1.68	$46,820	32,276	$1.45
Dilutive securities principally common stock options	—	376	(0.02)	—	513	(0.02)	—	443	(0.02)
Diluted EPS	$73,736	33,671	$2.19	$54,599	33,002	$1.66	$46,820	32,719	$1.43

Derivative Financial Instruments

In the normal course of business, the Company manages risks associated with commodity prices, foreign exchange rates and interest rates through a variety of strategies, including the use of hedging transactions, executed in accordance with the Company’s policies. The Company’s hedging transactions include, but are not limited to, the use of various derivative financial and commodity instruments. As a matter of policy, the Company does not use derivative instruments unless there is an underlying exposure. Any change in value of the derivative instruments would be substantially offset by an opposite change in the value of the underlying hedged items. The Company does not use derivative instruments for trading or speculative purposes.

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

Certain forecasted transactions, primarily intercompany sales between the United States and Canada, and assets are exposed to foreign currency risk. The Company monitors its foreign currency exposures on an ongoing basis to maximize the overall effectiveness of its foreign currency hedge positions. During 2006 and 2005, the Company used foreign currency forward contracts as a means of hedging exposure to foreign

Watts Water Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

currency risks. The Company’s foreign currency forwards did not qualify as a cash flow hedge under the criteria of FAS 133.

Portions of the Company’s outstanding debt are exposed to interest rate risks. The Company monitors its interest rate exposures on an ongoing basis to maximize the overall effectiveness of its interest rates. During 2006 and 2005, the Company used an interest rate swap as a means of hedging exposure to interest rate risks (see Note 11). The Company’s interest rate swap did not qualify as a cash flow hedge under the criteria of FAS 133.

Shipping and Handling

Shipping and handling costs included in selling, general and administrative expense amounted to $37,257,000, $28,123,000 and $25,110,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Research and Development

Research and development costs included in selling, general, and administrative expense amounted to $12,650,000, $11,576,000 and $9,942,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Basis of Presentation

Certain amounts for 2006 have been reclassified to permit comparison with the 2005 presentation.

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

Watts Water Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

New Accounting Standards

In February 2007, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards Board Statement (FAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an Amendment to FAS No. 115,” (FAS 159) which permits entities to choose to measure many financial instruments and certain other items at fair value. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged. The Company is currently evaluating the impact of FAS 159 on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (SAB 108), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company adopted the provisions of SAB 108 for fiscal year 2006 and the impact of SAB 108 was not material to its consolidated financial statements.

In September 2006, the FASB issued FAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” (FAS 158) which requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in other comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006 for companies with publicly traded equity securities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008, although earlier adoption is permitted. As a result of the requirement to recognize the funded status of the Company benefit plans as of December 31, 2006, the Company recorded an increase in its pension liability of approximately $8,300,000, a decrease of approximately $1,300,000 in other assets: other, net and a decrease in accumulated other comprehensive income of approximately $5,800,000, net of tax.

In September 2006, FASB issued FAS No. 157, “Fair Value Measurements,” (FAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged provided that the reporting company has not yet issued financial statements for that fiscal year including financial statements for an interim period within that fiscal year. The Company does not expect the adoption of FAS 157 to have a material impact to its consolidated financial statements.

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, based on the technical merits. This interpretation also

Watts Water Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will become effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 for fiscal year 2007 and the impact is not material to its consolidated financial statements.

In March 2006, the FASB issued FAS No. 156 “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140,” (FAS 156). FAS 156 amends FAS Statement No.140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. FAS 156 addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting. The Company adopted the provisions of FAS 156 for fiscal year 2007 and the impact is not material to its consolidated financial statements.

In February 2006, the FASB issued FAS No. 155 “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (FAS 155). FAS 155 amends FAS 133, “Accounting for Derivatives and Hedging Activities,” and FAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and allows an entity to remeasure at fair value a hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation from the host, if the holder irrevocably elects to account for the whole instrument on a fair value basis. Subsequent changes in the fair value of the instrument would be recognized in earnings. The Company adopted the provisions of FAS 155 for fiscal year 2007 and the impact is not material to its consolidated financial statements.

In May 2005, the FASB issued FAS No. 154, “Accounting Changes and Error Correction Replacement of APB Opinion No. 20 and FASB Statement No. 3” (FAS 154). FAS 154 replaces APB Opinion No. 20, “Accounting Changes” (APB 20), and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principles be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. FAS 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used. FAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. The impact was not material to its consolidated financial statements.

In December 2004, the FASB issued FAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (FAS 153). The amendments made by FAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring

Watts Water Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

in fiscal periods beginning after the date of issuance. The provisions of this statement were applied prospectively and the impact was not material to the Company’s consolidated financial statements.

In November 2004, the FASB issued FAS No. 151, “Inventory Costs” (FAS 151). FAS 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for inventory costs. The provisions of this statement are effective for fiscal years beginning after June 15, 2005. The impact was not material to the Company’s consolidated financial statements.

(3) Discontinued Operations

In September 1996, the Company divested its Municipal Water Group businesses, which included Henry Pratt, James Jones Company and Edward Barber and Company Ltd. Costs and expenses related to the Municipal Water Group relate to legal and settlement costs associated with the James Jones Litigation (see Note 15).

In 2004 the Company divested its interest in its minority-owned subsidiary Jameco International, LLC (Jameco LLC) that had been previously consolidated as a result of Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities—Revised” (FIN 46R). Jameco LLC was recorded in the North American segment. Management determined that Jameco LLC did not have a long-term strategic fit with the Company and decided to divest its interest. As a result, the Company recorded an impairment charge net of tax of $739,000 to write down its investment to estimated fair value of $250,000. Additionally, for the year ended December 31, 2004, the Company recorded a net loss of $54,000 from the operations of Jameco LLC. Jameco LLC imports and sells vitreous china, imported faucets and faucet parts and imported bathroom accessories to the North American home improvement retail market.

Condensed operating statements and balance sheets for discontinued operations are summarized below:

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Net sales—Jameco International, LLC	$—	$—	$20,187
Costs and expenses
Jameco International, LLC	—	—	(20,231)
Municipal Water Group	(5,458)	(679)	(1,828)
Loss on disposal of Jameco International, LLC	—	—	(1,202)
Loss before income taxes	(5,458)	(679)	(3,074)
Income tax benefit	2,101	258	1,156
Loss from discontinued operations, net of taxes	$(3,357)	$(421)	$(1,918)

Watts Water Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

	December 31,
	2006	2005
	(in thousands)
Prepaid expenses and other assets	$328	$2,511
Deferred income taxes	9,751	7,044
Assets of discontinued operations	$10,079	$9,555
Accrued expenses and other liabilities	27,852	23,068
Liabilities of discontinued operations	$27,852	$23,068

The assets and liabilities for 2006 and 2005 primarily relate to reserves for the James Jones Litigation. Statements of Cash Flows amounts for 2006, 2005 and 2004 primarily relate to operating activities.

(4) Restructuring and Other (Income) Charges

For 2006, the Company recorded charges of $4,667,000 in costs of goods sold primarily for manufacturing severance costs related to the Company’s relocation and restructuring plan for its 60% owned Chinese joint venture. The Company recorded income of $5,648,000 to restructuring and other (income) charges which is primarily comprised of gains of approximately $8,188,000 related to the sales of buildings in Italy, partially offset by charges of approximately $2,150,000 for severance costs related to the Company’s European restructuring plans and approximately $390,000 for accelerated amortization related to the Company’s Chinese restructuring plan. The Company also recognized income of $1,530,000 in minority interest representing the 40% liability of its Chinese joint venture partner in the restructuring plan.

The Company recorded charges, net of recoveries, of  $2,545,000 and $2,968,000 for 2005 and 2004, respectively. The expenses incurred for 2005 were primarily for accelerated depreciation for both the planned closure of a U.S. manufacturing plant and a reduction in the estimated useful lives of certain manufacturing equipment, net of recoveries and for European severance related charges and asset write-downs. The expenses incurred for 2004 were primarily for accelerated depreciation for both the planned closure of a U.S. manufacturing plant and a reduction in the estimated useful lives of certain manufacturing equipment and for severance costs.

Asset write-downs consist primarily of write-offs of inventory related to product lines that the Company has discontinued as part of this restructuring plan and are primarily recorded in cost of goods sold. Accelerated depreciation is based on shorter remaining estimated useful lives of certain fixed assets and is primarily recorded in cost of goods sold. Other costs consist primarily of gains on sales of buildings in 2006 and of removal and shipping costs associated with relocation of manufacturing equipment in 2005. Other costs have been primarily recorded in cost of goods sold and have been expensed as incurred. Severance costs are primarily recorded in restructuring and other charges for the European restructuring plan and in cost of goods sold for the Chinese restructuring plan.

Watts Water Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Details of the Company’s manufacturing restructuring plans through December 31, 2006 are as follows:

	Restructuring	Asset Write-downs	Other Costs	Minority Interest	Total
	(in thousands)
Balance as of December 31, 2003	$41	$—	$—	$—	$41
Provisions during 2004	95	2,873	—	—	2,968
Utilized during 2004	(136)	(2,873)	—	—	(3,009)
Balance as of December 31, 2004	—	—	—	—	—
Provisions during 2005	729	1,360	456	—	2,545
Utilized during 2005	(729)	(1,360)	(456)	—	(2,545)
Balance as of December 31, 2005	—	—	—	—	—
Provisions during 2006	6,701	506	(8,188)	(1,530)	(2,511)
Utilized during 2006	(2,513)	(506)	8,188	1,530	6,699
Balance as of December 31, 2006	$4,188	$—	$—	$—	$4,188

(5) Business Acquisitions

The following acquisitions were accounted for by the purchase method of accounting and, accordingly, their results have been included in the Company’s consolidated results of operation since their respective dates of acquisition.

On August 14, 2006, a wholly owned subsidiary of the Company acquired 100% of the outstanding stock of Black Teknigas, Limited (Teknigas) located in St. Neots, United Kingdom for approximately $8,700,000, which is net of cash acquired of approximately $300,000. The allocations for goodwill and intangible assets are approximately $3,585,000 and $4,493,000, respectively. The amount recorded as intangible assets is primarily for technology and customer relationships that have estimated useful lives ranging from 6 to 9 years and trade names with indefinite lives. Teknigas designs, develops and manufactures a range of gas control products and systems for combustion, industrial, medical, laboratory and specialty gas.

On June 7, 2006, a wholly owned subsidiary of the Company acquired 100% of the outstanding stock of Kim Olofsson Safe Corporation AB (KimSafe) located in Almhult, Sweden for approximately $5,800,000, which is net of cash acquired of approximately $2,900,000. The allocations for goodwill and intangible assets are approximately $887,000 and $4,436,000, respectively. The amount recorded as intangible assets is primarily for customer relationships that have estimated useful lives of 5 years and trade names with indefinite lives. KimSafe manufactures electronic controls for heat pump, solar and pellet heaters, which provide the ability to heat water using renewable energy.

On June 2, 2006, a wholly owned subsidiary of the Company acquired the assets and business of Calflex Manufacturing, Inc. (Calflex) located in Vernon, California and the stock of Ningbo Best Metal & Plastic Manufacturing Company, Ltd. (Ningbo) located in Ningbo, China for an aggregate of approximately $6,600,000. The allocation for intangible assets is approximately $2,389,000. The amount recorded as intangible assets is primarily for customer relationships that have estimated useful lives of 12 years and trade names with indefinite lives. Calflex and Ningbo distribute and manufacture water connectors.

Watts Water Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

On May 19, 2006, a wholly owned subsidiary of the Company acquired 100% of the outstanding stock of ATS Expansion Group (ATS) located in Sorgues, Grenoble and Houtvillers, France for approximately $62,100,000, which is net of cash acquired of approximately $5,600,000 plus assumed debt of approximately $14,100,000. The preliminary allocations for goodwill and intangible assets are approximately $32,690,000 and $26,520,000, respectively. The amount recorded as intangible assets is primarily for customer relationships with estimated useful of 6 years, patents with estimated useful lives ranging from 6 to 12 years and trade names with indefinite lives. ATS’ products include a broad range of fittings, valves and manifolds for water, gas and heating applications and stainless steel flexible hoses. The purchase price allocation for ATS is preliminary pending the final determination of fair values of intangible assets and certain assumed assets and liabilities.

On April 26, 2006, a wholly owned subsidiary of the Company acquired the assets and business of Changsha Valve Works (Changsha) located in Changsha, China for approximately $9,200,000, of which approximately $1,184,000 remains to be paid subject to certain conditions being met. The preliminary allocations for goodwill and intangible assets are approximately $3,447,000 and $3,971,000, respectively. The amount recorded as intangible assets is primarily for non-compete agreements that have estimated useful lives of 10 years and customer order backlog with an estimated useful life of 1 year. Changsha is a leading manufacturer of large diameter hydraulic-actuated butterfly valves for thermo-power and hydro-power plants, water distribution projects and water works projects in China.  The purchase price allocation for Changsha is preliminary pending the final determination of fair values of certain assumed assets and liabilities.

On April 5, 2006, a wholly owned subsidiary of the Company completed the planned increase of its ownership in Watts Stern Rubinetti, S.r.l. (Stern) from 85% to 100%. The price paid for this additional 15% interest was approximately $387,000.

Certain prior years acquisition agreements contain either an earn-out provision or a put feature on the remaining common stock not yet purchased by the Company. In 2006, the Company accrued approximately $4,000,000 in earn-out provisions which were charged to goodwill and will be paid in 2007. During 2005, the Company charged to operations approximately $1,500,000 in earn-out costs from a prior year acquisition, which were also paid in 2005. The calculations are typically based on a multiple of future gross margins or operating earnings as defined in the agreements. The amount of a certain contingent consideration agreement is not determinable beyond a reasonable doubt and therefore no liability has been established for that agreement. All future earn-outs payments, if any, will be accounted for as additional purchase price.

Watts Water Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(6) Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consist of the following:

	Foreign Currency Translation and Other	Pension Adjustment	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance December 31, 2004	$32,467	$(5,849)	$26,618
Change in period	(19,377)	(1,978)	(21,355)
Balance December 31, 2005	13,090	(7,827)	5,263
Change in period	25,006	(4,919)	20,087
Balance December 31, 2006	$38,096	$(12,746)	$25,350

(7) Inventories, net

Inventories consist of the following:

	December 31,
	2006	2005
	(in thousands)
Raw materials	$103,587	$84,087
Work in process	39,593	23,201
Finished goods	173,236	135,549
	$316,416	$242,837

Finished goods of $18,275,000 and $15,423,000 as of December 31, 2006 and 2005, respectively, were consigned.

(8) Property, Plant and Equipment

Property, plant and equipment consists of the following:

	December 31,
	2006	2005
	(in thousands)
Land	$12,532	$12,274
Buildings and improvements	124,321	99,217
Machinery and equipment	247,352	210,695
Construction in progress	7,718	6,626
	391,923	328,812
Accumulated depreciation	(185,763)	(163,813)
	$206,160	$164,999

Watts Water Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(9) Income Taxes

The significant components of the Company’s deferred income tax liabilities and assets are as follows:

	December 31,
	2006	2005
	(in thousands)
Deferred income tax liabilities:
Excess tax over book depreciation	$16,032	$12,874
Intangibles	18,777	10,522
Other	11,098	10,654
Total deferred tax liabilities	45,907	34,050
Deferred income tax assets:
Accrued expenses	16,957	13,641
Net operating loss carry-forward	3,343	4,450
Inventory reserves	8,024	7,707
Other	9,737	10,989
Total deferred tax assets	38,061	36,787
Less: valuation allowance	—	—
Net deferred tax assets	38,061	36,787
Net deferred tax assets (liabilities)	$(7,846)	$2,737

The provision for income taxes from continuing operations is based on the following pre-tax income:

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Domestic	$49,597	$46,418	$39,300
Foreign	66,512	39,393	33,372
	$116,109	$85,811	$72,672

The provision for income taxes from continuing operations consists of the following:

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Current tax expense:
Federal	$18,037	$15,209	$15,428
Foreign	20,453	14,027	10,380
State	4,067	3,484	3,318
	42,557	32,720	29,126
Deferred tax expense (benefit):
Federal	(1,638)	(963)	(4,044)
Foreign	(1,531)	(747)	(331)
State	(372)	(219)	(817)
	(3,541)	(1,929)	(5,192)
	$39,016	$30,791	$23,934

Watts Water Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Actual income taxes reported from continuing operations are different than would have been computed by applying the federal statutory tax rate to income from continuing operations before income taxes. The reasons for this difference are as follows:

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Computed expected federal income expense	$40,638	$30,033	$25,435
State income taxes, net of federal tax benefit	2,402	2,122	1,626
Foreign tax rate differential	(4,359)	(508)	(1,632)
Tax credits	—	—	(1,041)
Other, net	335	(856)	(454)
	$39,016	$30,791	$23,934

At December 31, 2006, the Company has foreign net operating loss carry forwards of $10,800,000 for income tax purposes. $9,100,000 of the losses can be carried forward indefinitely and $1,700,000 of the losses expires in 2008. The net operating losses consist of $7,400,000 related to German operations, $1,700,000 to Austrian operations, and $1,700,000 related to Chinese operations.

The Company did not provide a valuation allowance as of December 31, 2006 or 2005 against a portion of the net operating loss carry forwards. The Company’s earnings related to certain German operations have improved; therefore the Company believes that a valuation allowance is no longer necessary.

The Company believes that it is more likely than not that it will be able to recover the deferred tax assets.

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $168,900,000 at December 31, 2006. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been recorded thereon. Upon distribution of those earnings, in the form of dividends or otherwise, the Company will be subject to withholding taxes payable to the various foreign countries. Determination of the amount of U.S. income tax liability that would be incurred is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce some portion of any U.S. income tax liability. Withholding taxes of approximately $2,780,000 would be payable upon remittance of all previously unremitted earnings at December 31, 2006.

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

Watts Water Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(10) Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	December 31,
	2006	2005
	(in thousands)
Commissions and sales incentives payable	$37,015	$30,807
Accrued insurance	15,064	11,836
Other	39,287	21,255
Income taxes payable	9,071	3,173
	$100,437	$67,071

(11) Financing Arrangements

Long-term debt consists of the following:

	December 31,
	2006	2005
	(in thousands)
5.85% notes due April 2016	$225,000	$—
4.87% notes due May 2010	50,000	50,000
5.47% notes due May 2013	75,000	75,000
$350,000,000 Revolving Credit Facility maturing in April 2011. Eurocurrency rate loans interest accruing at LIBOR or Euro LIBOR plus an applicable percentage (Euro LIBOR at 3.6% and 2.7% at December 31, 2006 and 2005, respectively) (LIBOR 5.0% at December 31, 2005) At December 31, 2006, $91,059,000 was for euro based borrowings and there were no outstanding U.S. borrowings. At December 31, 2005, $40,263,000 were for euro based borrowings and $127,000,000 were for U.S. borrowings.	91,059	167,263
Hunter Innovations notes with principal payable in three equal annual installments, accruing interest monthly, due May 2006 (annual interest rate of 5.0% at December 31, 2005)	—	3,750
Variable rate demand bonds (4.3% at December 31, 2005)	—	8,900
Other—consists primarily of European borrowings (at interest rates ranging from 3.7% to 8.5%)	8,160	2,072
	449,219	306,985
Less Current Maturities	7,522	13,635
	$441,697	$293,350

Principal payments during each of the next five years and thereafter are due as follows (in thousands): 2007—$7,522; 2008—$235; 2009—$209; 2010—$50,194; 2011—$91,059 and thereafter—$300,000.

The Company maintains letters of credit that guarantee its performance or payment to third parties in accordance with specified terms and conditions. Amounts outstanding were approximately $49,637,000 as of December 31, 2006 and $48,651,000 as of December 31, 2005. The Company’s letters of credit are primarily associated with insurance coverage and to a lesser extent foreign purchases. The Company’s

Watts Water Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

letters of credit generally expire within one year of issuance and are drawn down against the revolving credit facility. The increase is primarily associated with insurance coverage. These instruments may exist or expire without being drawn down. Therefore, they do not necessarily represent future cash flow obligations.

On April 27, 2006, the Company completed a private placement of $225,000,000 of 5.85% senior unsecured notes due April 2016 (the 2006 Note Purchase Agreement). The 2006 Note Purchase Agreement includes operational and financial covenants, with which the Company is required to comply, including, among others, maintenance of certain financial ratios and restrictions on additional indebtedness, liens and dispositions. Events of default under the 2006 Note Purchase Agreement include failure to comply with its financial and operational covenants, as well as bankruptcy and other insolvency events. The Company may, at its option, upon notice to the noteholders, prepay at any time all or part of the Notes in an amount not less than $1 million by paying the principal amount plus a make-whole amount, which is dependent upon the yield of respective U.S. Treasury Securities. The Company used the net proceeds from the private placement to repay $147,000,000 outstanding under its revolving credit facility. The balance of the net proceeds will be used to finance future acquisitions and for general corporate purposes. As of December 31, 2006, the Company was in compliance with all covenants related to the 2006 Note Purchase Agreement. The payment of interest on the senior unsecured notes is due semi-annually on April 30th and October 30th of each year. Additionally, the Company amended its 2003 Note Purchase Agreement to reflect the existence of the subsidiary guarantors and to substantially conform certain provisions of the 2003 Note Purchase Agreement to the 2006 Note Purchase Agreement.

On April 27, 2006, the Company amended and restated its unsecured revolving credit facility with a syndicate of banks (as amended, the revolving credit facility). The revolving credit facility provides for multi-currency unsecured borrowings and stand-by letters of credit of up to $350,000,000 and expires in April 2011. Borrowings outstanding under the revolving credit facility bear interest at a fluctuating rate per annum equal to an applicable percentage equal to (i) in the case of Eurocurrency rate loans, the British Bankers Association LIBOR rate plus an applicable percentage of 0.60%, which is determined by reference to the Company’s consolidated leverage ratio and debt rating, or (ii) in the case of base rate loans and swing line loans, the higher of (a) the federal funds rate plus 0.5% and (b) the rate of interest in effect for such day as announced by Bank of America, N.A. as its “prime rate.” For 2006, the average interest rate under the revolving credit facility for euro-based borrowings was approximately 3.5%. The revolving credit facility includes operational and financial covenants customary for facilities of this type, including, among others, restrictions on additional indebtedness, liens and investments and maintenance of certain leverage ratios. As of December 31, 2006, the Company was in compliance with all covenants related to the revolving credit facility; had $226,300,000 of unused and potentially available credit under the revolving credit facility; had no U.S dollar denominated debt and $91,059,000 of euro-based borrowings outstanding on its revolving credit facility; and had $32,641,000 for stand-by letters of credit outstanding on its revolving credit facility.

At the closing of the Dormont acquisition, Dormont had long-term debt outstanding of $8,900,000 in the form of two series of taxable variable rate demand bonds (1998 Series with $1,500,000 outstanding and the 2000 Series with $7,400,000 outstanding) which, due to the provisions of the trust agreements, could only be redeemed at dates subsequent to the closing. Each of these bonds was secured by a letter of credit from a bank, which maintained a security interest in the assets of Dormont. As a condition of the purchase and to gain the bank’s consent to the sale of Dormont to the Company, Dormont’s former owners were required to establish a cash collateral account for the bonds in an amount equal to the potential obligation

Watts Water Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

of Dormont to the bank under the letter of credit reimbursement agreements. The entire obligation under the bonds approximates $9,096,000, which represents the $8,900,000 in bond principal plus interest and related fees. At closing, a portion of the Dormont purchase price was placed in a cash collateral account as a guarantee of payment. The Company recorded this escrow deposit in prepaid expenses and other assets at December 31, 2005. The 1998 series bonds were repaid in full on January 17, 2006 and the 2000 series bonds were repaid in full on February 1, 2006 by the former owners using the cash collateral account.

Effective July 1, 2005, the Company entered into a three-year interest rate swap with a counter party for a notional amount of €25,000,000, which was outstanding under the revolving credit facility. The Company swapped three-month EURIBOR plus 0.6% for a fixed rate of 3.02%. The change in the fair value of the swap during 2006 approximated $673,000 and was recorded as a reduction of interest expense in 2006. The swap was terminated on October 3, 2006.

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

(12) Common Stock

The Class A common stock and Class B common stock have equal dividend and liquidation rights. Each share of the Company’s Class A common stock is entitled to one vote on all matters submitted to stockholders and each share of Class B common stock is entitled to ten votes on all such matters. Shares of Class B common stock are convertible into shares of Class A common stock, on a one-to-one basis, at the option of the holder. As of December 31, 2006, the Company has reserved a total of 3,881,308 of Class A common stock for issuance under its stock-based compensation plans and 7,293,880 shares for conversion of Class B common stock to Class A common stock.

On February 6, 2007, the Company’s Board of Directors approved an amendment to the Company’s Certificate of Incorporation to increase the number of shares of Class A common stock authorized for issuance from 80,000,000 shares to 200,000,000 shares. This amendment remains subject to approval of the Company’s stockholders at the Annual Meeting of Stockholders scheduled for May 2, 2007.

(13) Stock-Based Compensation

The Company maintains four stock incentive plans under which key employees and outside directors have been granted outstanding incentive stock options (ISOs) and nonqualified stock options (NSOs) to purchase the Company’s Class A common stock. Only one plan, the 2004 Stock Incentive Plan, is currently available for the grant of new equity awards. Stock options granted under prior plans became exercisable over a five-year period at the rate of 20% per year and expire ten years after the date of grant. Under the 2004 Stock Incentive Plan, options become exercisable over a four -year period at the rate of 25% per year

Watts Water Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

and expire ten years after the grant date. ISOs and NSOs granted under the plans may have exercise prices of not less than 100% and 50% of the fair market value of the common stock on the date of grant, respectively. The Company’s current practice is to issue all options at fair market value on the grant date. At December 31, 2006, 2,230,743 shares of Class A common stock were authorized for future grants of options under the Company’s stock option plans.

The Company has also granted shares of restricted stock to key employees and non-employee members of the Company’s Board of Directors under the 2004 Stock Incentive Plan, which vest over three years. The restricted stock awards are amortized to expense on a straight-line basis over the vesting period.

The Company also has a Management Stock Purchase Plan that allows for the purchase of Restricted Stock Units (RSUs) by key employees of up to an aggregate of 1,000,000 shares of Class A common stock at 67% of the fair market value on the date of grant. RSUs vest annually over a three-year period from the date of grant. On February 6, 2007, the Board of Directors of the Company approved an amendment to the Management Stock Purchase Plan to increase the number of shares available for issuance under the plan from 1,000,000 shares to 2,000,000 shares. This amendment remains subject to approval of the Company’s stockholders at the Annual Meeting of Stockholders scheduled for May 2, 2007.

2004 Stock Incentive Plan

Total unrecognized compensation cost related to the unvested stock options was approximately $4,206,000 at December 31, 2006, and is being amortized on a straight-line basis over a five or four-year vesting period. For 2006, the Company recognized compensation cost of  $1,428,000 in selling, general and administrative expenses.

The following is a summary of stock option activity and related information:

	Years Ended December 31,
	2006			2005		2004
	Options	Weighted Average Exercise Price	Intrinsic Value	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
	(Options in thousands)
Outstanding at beginning of year	1,089	$21.70		1,000	$17.82	1,015	$14.90
Granted	164	35.20		310	31.66	254	25.02
Cancelled	(7)	34.16		(113)	21.49	(11)	16.10
Exercised	(106)	17.61		(108)	14.26	(258)	14.24
Outstanding at end of year	1,140	$23.96	$17.15	1,089	$21.70	1,000	$17.82
Exercisable at end of year	566	$19.13	$21.98	422	$16.05	392	$14.29

As of December 31, 2006, the aggregate intrinsic values of outstanding and exercisable options were approximately $19,558,000 and $12,450,000, respectively, representing the total pre-tax intrinsic value, based on the Company’s closing Class A common stock price of $41.11 as of December 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised for 2006 was approximately $2,244,000. Upon exercise of options, the Company issues shares of Class A common stock.

Watts Water Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following table summarizes information about options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(options in thousands)
$10.58	43	3.6	$10.58	43	$10.58
$11.75—$12.44	38	3.2	12.03	38	12.03
$15.40—$35.20	1,059	7.5	24.98	485	20.46
	1,140	7.2	$23.96	566	$19.13

The fair value of each option granted under the 2004 Stock Incentive Plan is estimated on the date of grant, using the Black-Scholes-Merton Model, based on the following weighted average assumptions:

	Years Ended December 31,
	2006	2005	2004
Expected life (years)	5.8	5.8	5.0
Expected stock price volatility	35.9%	36.2%	20.3%
Expected dividend yield	1.0%	1.0%	1.1%
Risk-free interest rate	4.9%	4.0%	3.5%

The risk-free interest rate is based upon the U.S. Treasury yield curve at the time of grant for the respective expected life of the option. The expected life (estimated period of time outstanding) of options and volatility were calculated using historical data. The expected dividend yield of stock is the Company’s best estimate of the expected future dividend yield. The Company applied an estimated forfeiture rate of 15% for its stock options. These rates were calculated based upon historical activity and are an estimate of granted shares not expected to vest. If actual forfeitures differ from the expected rates, the Company may be required to make additional adjustments to compensation expense in future periods.

The above assumptions were used to determine the weighted average grant-date fair value of stock options of $13.50, $11.54 and $9.01 for the years ending December 31, 2006, 2005 and 2004, respectively.

Additionally at December 31, 2006, there were 73,463 unvested shares of restricted stock outstanding that were granted to key employees and non-employee members of the Company’s Board of Directors. The Company issued 59,008 shares, 5,616 shares and 32,133 shares of restricted stock during 2006, 2005 and 2004, respectively. The restricted shares were issued at fair market prices of between $35.20 and $41.14, $26.71 and between $25.00 and $26.50 in 2006, 2005 and 2004, respectively. At December 31, 2006, total unrecognized compensation cost related to unvested restricted stock was approximately $1,855,000, which is being amortized on a straight-line basis over the three-year vesting period. For 2006, the Company recognized compensation costs of $599,000 in selling, general and administrative expenses. The Company applied an estimated forfeiture rate of 10% for restricted stock issued to key employees. The aggregate intrinsic value of restricted stock granted and outstanding approximated $3,020,000 representing the total pre-tax intrinsic value based on the Company’s closing Class A common stock price of $41.11 as of December 31, 2006.

Watts Water Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Management Stock Purchase Plan

The Company also has a Management Stock Purchase Plan that allows for the granting of Restricted Stock Units (RSUs) to key employees to purchase up to 1,000,000 shares of Class A common stock at 67% of the fair market value on the date of grant. RSUs vest annually over a three-year period from the date of grant. Dividends declared for RSUs, that are paid to individuals, that remain unpaid at December 31, 2006 total approximately $210,000.

Total unrecognized compensation cost related to unvested RSUs was approximately $1,210,000 at December 31, 2006, and is being amortized on a straight-line basis over a three-year vesting period. For 2006 the Company recognized compensation cost of $958,000 in selling, general and administrative expenses.

A summary of the Company’s RSUs activity and related information for 2006 is shown in the following table:

	As of December 31, 2006
	RSUs	Weighted Average Purchase Price	Intrinsic Value
	(RSUs in thousands)
Outstanding at beginning of period	328	$16.02
Granted	87	23.34
Settled	(68)	10.20
Outstanding at end of period	347	$19.00	$22.11
Vested at end of period	148	$15.64	$25.47

As of December 31, 2006, the aggregate intrinsic values of outstanding and vested RSUs were approximately $7,665,000 and $3,767,000, respectively, representing the total pre-tax intrinsic value, based on the Company’s closing Class A common stock price of $41.11 as of December 31, 2006, which would have been received by the RSUs holders had all RSUs settled as of that date. The total intrinsic value of RSUs settled for 2006 was approximately $1,397,000. Upon settlement of RSUs, the Company issues shares of Class A common stock.

The following table summarizes information about RSUs outstanding at December 31, 2006:

	RSUs Outstanding			RSUs Vested
Range of Purchase Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Purchase Price	Number Vested	Weighted Average Purchase Price
	(RSUs in thousands)
$7.98—$8.34	12	—	$8.13	12	$8.13
$9.36—$9.54	5	—	9.47	5	9.47
$10.00—$12.30	23	—	10.66	23	10.66
$15.50—$23.34	307	1.1	20.22	108	17.84
	347	1.1	$19.00	148	$15.64

Watts Water Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The fair value of each share issued under the Management Stock Purchase Plan is estimated on the date of grant, using the Black-Scholes-Merton Model, based on the following weighted average assumptions:

	Years Ended December 31,
	2006	2005	2004
Expected life (years)	3.0	3.0	3.0
Expected stock price volatility	25.7%	26.0%	20.3%
Expected dividend yield	1.5%	1.4%	1.2%
Risk-free interest rate	4.5%	3.4%	2.3%

The risk-free interest rate is based upon the U.S. Treasury yield curve at the time of grant for the respective expected life of the RSU’s. The expected life (estimated period of time outstanding) of RSU’s and volatility were calculated using historical data. The expected dividend yield of stock is the Company’s best estimate of the expected future dividend yield. The Company applied an estimated forfeiture rate of 10% for its RSUs. These rates were calculated based upon historical activity and are an estimate of granted shares not expected to vest. If actual forfeitures differ from the expected rates, the Company may be required to make additional adjustments to compensation expense in future periods.

The above assumptions were used to determine the weighted average grant-date fair value of RSUs granted were $13.60, $12.41 and $8.41 during 2006, 2005 and 2004, respectively.

The Company distributed dividends of  $0.36 per share for 2006, $0.32 per share for 2005 and $0.28 per share for 2004 on the Company’s Class A common stock and Class B common stock.

(14) Employee Benefit Plans

The Company sponsors funded and unfunded non-contributing defined benefit pension plans that together cover substantially all of its domestic employees. Benefits are based primarily on years of service and employees’ compensation. The funding policy of the Company for these plans is to contribute an annual amount that does not exceed the maximum amount that can be deducted for federal income tax purposes. The Company uses a September 30 measurement date for its plans.

Watts Water Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The funded status of the defined benefit plans and amounts recognized in the balance sheet are as follows:

	December 31,
	2006	2005
	(in thousands)
Change in projected benefit obligation
Balance at beginning of the year	$69,114	$59,225
Service cost	3,549	2,861
Administration cost	(395)	(299)
Plan change	679	88
Interest cost	3,780	3,351
Actuarial (gain) loss	(1,942)	5,934
Benefits paid	(2,187)	(2,046)
Balance at end of year	$72,598	$69,114
Change in fair value of plan assets
Balance at beginning of the year	$40,009	$37,021
Actual gain on assets	1,890	3,511
Employer contributions	3,223	1,822
Administration cost	(395)	(299)
Benefits paid	(2,187)	(2,046)
Fair value of plan assets at end of the year	$42,540	$40,009
Funded status at end of year	$(30,058)	$(29,105)
Unrecognized prior service costs	*	1,310
Unrecognized net actuarial loss	*	20,562
Contributions after measurement date and on or before fiscal year end	6,633	29
Net amount recognized	$(23,425)	$(7,204)

Amounts recognized in the balance sheet are as follows:

	December 31,
	2006	2005
	(in thousands)
Current liabilities	$(115)	$ *
Noncurrent liabilities	(23,310)	*
Accrued benefit costs	*	(7,204)
Minimum pension liability	*	(13,934)
Intangible assets	*	1,310
Net amount recognized	$(23,425)	$(19,828)

Watts Water Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Amounts recognized in accumulated other comprehensive income consist of:

	December 31,
	2006	2005
	(in thousands)
Net actuarial loss	$19,021	$	*
Prior service cost	1,705	*
Net amount recognized	$20,726	$	*

*                    Not applicable due to change in accounting standard

Information for pension plans with an accumulated benefit obligation in excess of plan assets are as follows:

	December 31,
	2006	2005
	(in thousands)
Projected benefit obligation	$72,598	$69,114
Accumulated benefit obligation	$64,328	$61,175
Fair value of plan assets	$42,540	$40,009

The components of net periodic benefit cost are as follows:

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Service cost—benefits earned	$3,549	$2,861	$2,462
Interest costs on benefits obligation	3,780	3,351	3,054
Expected return on assets	(3,502)	(3,174)	(2,856)
Transitional obligation amortization	—	—	(148)
Prior service cost amortization	284	240	229
Net actuarial loss amortization	1,212	862	756
Net periodic benefit cost	$5,323	$4,140	$3,497

The estimated net actuarial loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year are $1,065,000 and $201,000, respectively.

Additional Information:

December 31, 2005
(in thousands)
Increase in minimum liability included in other comprehensive income, net of tax	$1,978

Watts Water Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Assumptions:

Weighted-average assumptions used to determine benefit obligations:

	2006	2005
Discount rate	5.875%	5.50%
Rate of compensation increase	4.00%	4.00%

Weighted-average assumptions used to determine net periodic benefit costs:

	2006	2005	2004
Discount rate	5.50%	5.75%	6.00%
Long-term rate of return on asset	8.50%	8.50%	8.50%
Rate of compensation increase	4.00%	4.00%	4.00%

Discount rates are selected based upon rates of return at the measurement date utilizing a bond matching approach to match the expected benefit cash flows. In selecting the expected long-term rate of return on assets, the Company considers the average rate of earnings expected on the funds invested or to be invested to provide for the benefits of this plan. This includes considering the trust’s asset allocation and the expected returns likely to be earned over the life of the plan. This basis is consistent with the prior year.

Plan assets:

The weighted average asset allocations by asset category is as follows:

Asset Category	2006	2005
Equity securities	64.4%	66.0%
Debt securities	30.0	28.3
Other	5.6	5.7
Total	100.0%	100.0%

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

Cash flows:

The information related to the Company’s pension funds cash flow is as follows:

	December 31,
	2006	2005
	(in thousands)
Employer Contributions	$9,856	$1,816
Benefit Payments	$2,187	$2,046

Contributions expected to be made in 2007 approximate $3,700,000.

Expected benefit payments to be paid by the pension plans are as follows:

(in thousands)
During fiscal year ending December 31, 2007	$2,267
During fiscal year ending December 31, 2008	$2,368
During fiscal year ending December 31, 2009	$2,555
During fiscal year ending December 31, 2010	$2,796
During fiscal year ending December 31, 2011	$3,003
During fiscal year ending December 31, 2012 through December 31, 2016	$19,445

Additionally, substantially all of the Company’s domestic employees are eligible to participate in certain 401(k) savings plans. Under these plans, the Company matches a specified percentage of employee contributions, subject to certain limitations. The Company’s match contributions (included in selling, general and administrative expense) for the years ended December 31, 2006, 2005, and 2004 were $633,000, $423,000, and $421,000, respectively. Charges for European pension plans approximated $1,900,000, $2,000,000 and $1,900,000 for the years ended December 31, 2006, 2005, and 2004, respectively. These costs relate to plans administered by certain European subsidiaries, with benefits calculated according to government requirements and paid out to employees upon retirement or change of employment.

Watts Water Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The Company entered into a Supplemental Compensation Agreement (the Agreement) with Timothy P. Horne on September 1, 1996. Per the Agreement, upon ceasing to be an employee of the Company, Mr. Horne must make himself available, as requested by the Board, to work a minimum of 300 but not more than 500 hours per year as a consultant in return for certain annual compensation as long he is physically able to do so. If Mr. Horne complies with the consulting provisions of the agreement above, he shall receive supplemental compensation on an annual basis of $400,000 per year, subject to cost of living increases each year, in exchange for the services performed, as long as he is physically able to do so. In the event of physical disability, subsequent to commencing consulting services for the Company, Mr. Horne will continue to receive $400,000 annually. The payment for consulting services provided by Mr. Horne will be expensed as incurred by the Company. Mr. Horne retired effective December 31, 2002, and therefore the Supplemental Compensation period began on January 1, 2003. In accordance with Financial Accounting Standards Board Statement No. 106, “Employers Accounting for Post Retirement Benefits Other Than Pensions”, the Company will accrue for the future post-retirement disability benefits over the period from January 1, 2003, to the time in which Mr. Horne becomes physically unable to perform his consulting services (the period in which the disability benefits are earned).

(15) Contingencies and Environmental Remediation

James Jones Litigation

On June 25, 1997, Nora Armenta (the Relator) filed a civil action in the California Superior Court for Los Angeles County (the Armenta case) against James Jones Company (James Jones), Mueller Co., Tyco International (U.S.), and the Company. The Company formerly owned James Jones. The Relator filed under the qui tam provision of the California state False Claims Act, Cal. Govt. Code § 12650 et seq. (California False Claims Act) and generally alleged that James Jones and the other defendants violated this statute by delivering some “defective” or “non-conforming” waterworks parts to thirty-four municipal water systems in the State of California. The Relator filed a First Amended Complaint in November 1998 and a Second Amended Complaint in December 2000, which brought the total number of plaintiffs to 161. To date, 11 of the named cities have intervened and attempts by four other named cities to intervene have been denied.

In June 2002, the trial court excluded 47 cities from this December 2000 total of 161, but this exclusion was reversed by an August 30, 2006 California Court of Appeal ruling that is now final. This August 30, 2006, Court of Appeal ruling also reversed dismissals of Tyco International and Mueller Co. and this allowed the Relator to make a timely motion that would remove the Armenta Case litigation from Judge Lichtman’s court to another complex litigation judge’s court.

One of the allegations in the Second Amended Complaint and the Complaints-in-Intervention is that purchased non-conforming James Jones waterworks parts may leach into public drinking water elevated amounts of lead that may create a public health risk because they were made out of ‘81 bronze alloy (UNS No. C8440) and contain more lead than the specified and advertised ‘85 bronze alloy (UNS No. C83600). This contention is based on the average difference of about 2% lead content between ‘81 bronze (6% to 8% lead) and ‘85 bronze (4%to 6% lead) and the assumption that this would mean increased consumable lead in public drinking water that could cause a public health concern. The Company believes the evidence and discovery available to date indicates that this is not the case.

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

In December 1998, the Los Angeles Department of Water and Power (LADWP) intervened in this case and filed a complaint. The Company settled with the city of Los Angeles, by far the most significant city, for $7,300,000 plus attorneys’ fees. Co-defendants contributed $2,000,000 toward this settlement.

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

The Company has a reserve of approximately $26,000,000 with respect to the James Jones Litigation in our consolidated balance sheet as of December 31, 2006. The Company believes, on the basis of all available information, that this reserve is adequate to cover the probable and reasonably estimable losses resulting from the Armenta case and the insurance coverage litigation with Zurich American Insurance Company (Zurich) discussed below. The Company is currently unable to make an estimate of the range of any additional losses.

Watts Water Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

On February 14, 2001, after the Company’s insurers had denied coverage for the claims in the Armenta case, it filed a complaint for coverage against its insurers in the California Superior Court (the coverage case). James Jones filed a similar complaint, the cases were consolidated, and the trial court made summary adjudication rulings that Zurich must pay all reasonable defense costs incurred by the Company and James Jones in the Armenta case since April 23, 1998 as well as such defense costs in the future until the end of the Armenta case. In July 2004, the California Court of Appeal affirmed these rulings, and, on December 1, 2004, the California Supreme Court denied Zurich’s appeal of this decision. This denial permanently established Zurich’s obligation to pay Armenta defense costs for both the Company (approximately $16,600,000 plus future costs) and James Jones (which the Company estimates to be $17,000,000 plus future costs), and Zurich is currently making payments of incurred Armenta defense costs. However, as noted below, Zurich asserts that the defense costs paid by it are subject to reimbursement.

On November 22, 2002, the trial court made a summary adjudication ruling that Zurich must indemnify and pay the Company and James Jones for amounts paid to settle with the City of Los Angeles. Zurich’s attempt to obtain appellate review of this order was denied, but Zurich will still be able to appeal this order at the end of the coverage case. On August 6, 2004, the trial court made another summary adjudication ruling that Zurich must indemnify and pay us and James Jones for the $13,000,000 paid to settle the claims of the Phase I cities described above. Zurich’s attempt to obtain appellate review of this ruling was denied on December 3, 2004 by the California Court of Appeal, but Zurich will still be able to appeal this order at the end of the coverage case. Zurich has now made most of the payments required by these indemnity orders.

On February 8, 2006, Zurich filed a motion to set aside as void the November 22, 2002 and August 6, 2004 summary adjudication indemnity payment orders.  After this motion was denied, Zurich appealed and this appeal is not yet resolved. The Company is currently unable to predict the finality of these indemnity payment orders since Zurich can also appeal them at the end of the coverage case. The Company has recorded reimbursed indemnity settlement amounts (but not reimbursed defense costs) as a liability pending court resolution of the indemnification matter as it relates to Zurich.

Zurich has asserted that all amounts (which the Company estimates to be $51,000,000 for both defense costs and indemnity amounts paid for settlements) paid by it to the Company and James Jones are subject to reimbursement under Deductible Agreements related to the insurance policies between Zurich and Watts. If Zurich were to prevail on this argument, James Jones would have a possible indemnity claim against the Company for its exposure from the Armenta case. The Company believes the Armenta case should be viewed as one occurrence and the deductible amount should be $500,000 per occurrence.

These reimbursement claims are subject to arbitration under the Watts/Zurich Deductible Agreements. Zurich claims its reimbursement right for defense costs paid arises under six Deductible Agreements, and the Company contend that only two Deductible Agreements apply. The Company further contend that a final decision in California supports our position on the number of Deductible Agreements that should apply to defense costs. On January 31, 2006, the federal district court in Chicago, Illinois determined that there are disputes under all Deductible Agreements in effect during the period in which Zurich issued primary policies and that the arbitrator could decide which agreements would control reimbursement claims. The Company appealed this ruling. On October 20, 2006, the United States Court of Appeals for the Seventh Circuit affirmed that an arbitration panel could decide which deductible agreements between Zurich and the Company would control Zurich’s reimbursement claim for defense

Watts Water Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

costs paid in the James Jones case. As a result of this development, the Company recorded a pre-tax charge of $5,000,000 to discontinued operations in 2006.

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

Environmental Remediation

The Company has been named as a potentially responsible party (PRP) with respect to a limited number of identified contaminated sites. The levels of contamination vary significantly from site to site as do the related levels of remediation efforts. Environmental liabilities are recorded based on the most probable cost, if known, or on the estimated minimum cost of remediation. The Company accrues estimated environmental liabilities based on assumptions, which are subject to a number of factors and uncertainties. Circumstances which can affect the reliability and precision of these estimates include identification of additional sites, environmental regulations, level of cleanup required, technologies available, number and financial condition of other contributors to remediation and the time period over which remediation may occur. The Company recognizes changes in estimates as new remediation requirements are defined or as new information becomes available. At December 31, 2006, the Company has a reserve of approximately $1,400,000 (environmental accrual), which it estimates will likely be paid for environmental remediation liabilities over the next five to ten years. Based on the facts currently known to it, the Company does not believe that the ultimate outcome of these matters will have a material adverse effect on its liquidity, financial condition or results of operations. Some of its environmental matters are inherently uncertain and there exists a possibility that it may ultimately incur losses from these matters in excess of the amount accrued. However, the Company cannot currently estimate the amount of any such additional losses.

Asbestos Litigation

The Company is defending approximately 104 cases filed primarily, but not exclusively, in Mississippi and New Jersey state courts alleging injury or death as a result of exposure to asbestos. These filings typically name multiple defendants and are filed on behalf of many plaintiffs. They do not identify any particular Watts products as a source of asbestos exposure. To date, the Company has been dismissed from each case when the scheduled trial date comes near or when discovery fails to yield any evidence of exposure to any of its products. Based on the facts currently known to it, the Company does not believe that the ultimate outcome of these claims will have a material adverse effect on its liquidity, financial condition or results of operations.

Other Litigation

On or about March 26, 2003, a class action complaint was filed against the Company by North Carolina Hospitality Group, Inc. in the Circuit Court of Maryland, Prince George’s County. It alleges that certain commercial valve models contain a design defect that causes them to fail prematurely. On June 7,

Watts Water Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2004, the trial court issued an opinion and order that denied the plaintiff’s request for class certification. This ruling was appealed at the end of 2004, and on January 17, 2006, this ruling was affirmed by the Maryland Court of Special Appeals. A release has been obtained from the plaintiff and this matter has now been successfully concluded.

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

The fair value of the Company’s 4.87% senior notes due 2010, 5.47% senior notes due 2013 and 5.85% senior notes due 2016  is based on quoted market prices. The fair value of the Company’s variable rate debt approximates its carrying value. The carrying amount and the estimated fair market value of the Company’s long-term debt, including the current portion, are as follows:

	December 31,
	2006	2005
	(in thousands)
Carrying amount	$449,219	$306,985
Estimated fair value	$447,544	$306,485

Derivative Instruments

The Company uses foreign currency forward exchange contracts as an economic hedge to reduce the impact of currency fluctuations on certain anticipated intercompany purchase transactions that are expected to occur during the next twelve months and certain other foreign currency transactions. Realized and unrealized gains and losses on the contracts are recognized in other income/expense. These contracts do not subject the Company to significant market risk from exchange movement because they offset gains and losses on the related foreign currency denominated transactions. At December 31, 2006, the fair value of the contracts approximated $159,000. At December 31, 2005 and 2004, the Company had no outstanding forward contracts to buy foreign currencies.

The Company occasionally uses commodity futures contracts to fix the price on a certain portion of certain raw materials used in the manufacturing process. There were no commodity contracts utilized for the years ended December 31, 2006, 2005 and 2004.

Watts Water Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Leases

The Company leases certain manufacturing facilities, sales offices, warehouses, and equipment. Generally the leases carry renewal provisions and require the Company to pay maintenance costs. Future minimum lease payments under capital leases and non-cancelable operating leases as of December 31, 2006 are as follows:

	Capital Leases	Operating Leases
	(in thousands)
2007	$1,489	$5,850
2008	1,727	4,920
2009	1,566	3,343
2010	1,566	2,264
2011	1,540	1,294
Thereafter	10,735	1,366
Total	$18,623	$19,037
Less amount representing interest (at rates ranging from 4.2% to 8.7%)	(3,305)
Present value of net minimum capital lease payments	15,318
Less current installments of obligations under capital leases	(1,071)
Obligations under capital leases, excluding installments	$14,247

December 31,
2006
Carrying amounts of assets under capital lease include:
Buildings	$18,286
Machinery and equipment	3,073
21,359
Less accumulated depreciation	(2,875)
$18,484

(17) Segment Information

Under the criteria set forth in Financial Accounting Standards Board No. 131, “Disclosure about Segments of an Enterprise and Related Information,” the Company operates in three geographic segments: North America, Europe, and China. Each of these segments sell similar products, is managed separately and has separate financial results that are reviewed by the Company’s chief operating decision-maker. All intercompany sales transactions have been eliminated. Sales by region are based upon location of the entity recording the sale. The accounting policies for each segment are the same as those described in the summary of significant accounting policies (see Note 2).

Watts Water Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following is a summary of the Company’s significant accounts and balances by segment, reconciled to its consolidated totals:

	North America	Europe	China	Corporate(*)	Consolidated
	(in thousands)
As of or for the year ended December 31, 2006
Net sales	$821,276	$367,522	$41,979	$—	$1,230,777
Operating income (loss)	98,507	49,976	7,155	(25,151)	130,487
Identifiable assets	1,046,782	493,413	120,655	—	1,660,850
Long-lived assets	99,652	78,390	28,118	—	206,160
Capital expenditures	14,550	27,467	2,631	—	44,648
Depreciation and amortization	17,055	12,964	5,272	—	35,291

As of or for the year ended December 31, 2005
Net sales	$629,937	$266,346	$28,063	$—	$924,346
Operating income (loss)	79,067	31,528	3,533	(19,573)	94,555
Identifiable assets	717,424	288,783	94,763	—	1,100,970
Long-lived assets	92,904	45,674	26,421	—	164,999
Capital expenditures	9,502	6,082	3,006	—	18,590
Depreciation and amortization	13,050	8,888	4,180	—	26,118

As of or for the year ended December 31, 2004
Net sales	$545,139	$253,234	$26,185	$—	$824,558
Operating income (loss)	68,558	31,597	1,857	(18,412)	83,600
Identifiable assets	537,898	303,981	80,801	—	922,680
Long-lived assets	72,019	52,276	26,394	—	150,689
Capital expenditures	8,029	6,374	6,596	—	20,999
Depreciation and amortization	14,961	8,870	4,220	—	28,051

*                     Corporate expenses are primarily for compensation expense, Sarbanes-Oxley compliance, professional fees, including legal and audit expenses, shareholder services and benefit administration costs. These costs are not allocated to the geographic segments as they are viewed as corporate functions that support all activities.

The North America segment consists of U.S. net sales of $762,692,000,  $582,279,000 and $507,061,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The North American segment also consists of U.S. long-lived assets of $93,060,000, $86,099,000 and $67,032,000 as of December 31, 2006, 2005 and 2004, respectively.

Watts Water Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Intersegment sales for the year ended December 31, 2006 for North America, Europe and China were $6,880,000, $2,987,000 and $82,343,000, respectively. Intersegment sales for the year ended December 31, 2005 for North America, Europe and China were $4,847,000, $5,279,000 and $48,770,000, respectively. Intersegment sales for the year ended December 31, 2004 for North America, Europe and China were $6,040,000, $6,834,000 and $27,030,000, respectively.

(18) Quarterly Financial Information (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share information)
Year ended December 31, 2006
Net sales	$274,950	$300,175	$325,137	$330,515
Gross profit	95,818	106,359	111,919	110,922
Income from continuing operations	15,087	22,543	21,324	18,139
Net income	14,963	22,446	18,187	18,140
Per common share:
Basic
Income from continuing operations	0.46	0.69	0.65	0.52
Net income	0.46	0.69	0.56	0.52
Diluted
Income from continuing operations	0.46	0.68	0.65	0.51
Net income	0.46	0.68	0.55	0.51
Dividends per common share	0.09	0.09	0.09	0.09
Year ended December 31, 2005
Net sales	$219,027	$228,183	$232,729	$244,407
Gross profit	77,378	81,183	79,813	86,328
Income from continuing operations	12,397	13,988	13,439	15,196
Net income	12,358	13,913	13,368	14,960
Per common share:
Basic
Income from continuing operations	0.38	0.43	0.41	0.47
Net income	0.38	0.43	0.41	0.46
Diluted
Income from continuing operations	0.37	0.42	0.41	0.46
Net income	0.37	0.42	0.40	0.45
Dividends per common share	0.08	0.08	0.08	0.08

(19) Related Party Transactions

On August 21, 2006, the Company divested its 20% interest in www.plumbworld.co.uk Limited (Plumbworld), a variable interest entity. The Company had a nominal investment of approximately $500 in Plumbworld and maintained a loan receivable that was paid in full, at which time it relinquished its shares in Plumbworld.

In 2004, an agreement was executed with a relocation firm to purchase and sell the home of the Company’s chief executive officer, who is also a member of the Company’s board of directors. The relocation firm purchased the home from the Company’s chief executive officer, on the Company’s behalf,

Watts Water Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

at a price based on fair market appraisals obtained by the Company. Accordingly, the Company charged income from continuing operations for approximately $285,000 representing the difference between the original appraised value of the home and the final sale price to the third party.

The Company leases the land and buildings occupied by its 60% Chinese joint venture Tianjin Tanggu Watts Valve Co. Ltd. (TWT) from the joint venture partner venture in Tianjin China. The lease is classified as an operating lease. Total rental expense for 2006 approximated $284,000. Total rental expense for 2005 and 2004 approximated $275,000 each year. During 2006, the local Chinese government  informed the Company that the property owned by TWT would be taken over by eminent domain by December 31, 2007. The Company has therefore established a plan to relocate and rationalize those operations. The Chinese government is expected to partially compensate the Company for the move, but the exact reimbursement amount is yet to be determined (see note 4).

(20) Subsequent Events

In February 2007, the Company declared a quarterly dividend of ten cents ($0.10) per share on each outstanding share of Class A common stock and Class B common stock. This is an increase of $0.01 per share compared to the dividend paid for the comparable period last year.

Watts Water Technologies, Inc. and Subsidiaries
Schedule II—Valuation and Qualifying Accounts
(Amounts in thousands)

For the Three Years Ended December 31:

	Balance At Beginning of Period	Additions Charged To Expense	Additions Charged To Other Accounts	Deductions	Balance At End of Period
Year Ended December 31, 2004
Allowance for doubtful accounts	$7,772	2,100	337	(2,658)	$7,551
Allowance for excess and obsolete inventories	$14,245	7,325	289	(5,660)	$16,199
Year Ended December 31, 2005
Allowance for doubtful accounts	$7,551	3,914	341	(2,510)	$9,296
Allowance for excess and obsolete inventories	$16,199	2,593	1,074	(2,262)	$17,604
Year Ended December 31, 2006
Allowance for doubtful accounts	$9,296	3,481	297	(2,531)	$10,543
Allowance for excess and obsolete inventories	$17,604	9,140	953	(7,150)	$20,547

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation, as amended (21)
3.2	Amended and Restated By-Laws, as amended (1)
9.1	The Amended and Restated George B. Horne Voting Trust Agreement—1997 dated as of September 14, 1999 (15)
10.1*

Supplemental Compensation Agreement effective as of September 1, 1996 between the Registrant and Timothy P. Horne (9), Amendment No. 1, dated July 25, 2000 (16), and Amendment No. 2 dated October 23, 2002 (3)

10.2*	Form of Indemnification Agreement between the Registrant and certain directors and officers of the Registrant (22)
10.3*	1996 Stock Option Plan, dated October 15, 1996 (10), and First Amendment dated February 28, 2003 (3)
10.4*

Watts Industries, Inc. Retirement Plan for Salaried Employees dated December 30, 1994, as amended and restated effective as of January 1, 1994 (8), Amendment No. 1 (9), Amendment No. 2 (9), Amendment No. 3 (9), Amendment No. 4 dated September 4, 1996 (12), Amendment No. 5 dated January 1, 1998 (15), Amendment No. 6 dated May 3, 1999 (15), and Amendment No. 7 dated June 7, 1999 (15)

10.5*	Watts Industries, Inc. Pension Plan (amended and restated effective as of January 1, 1997) (3) and First Amendment dated October 25, 2002 (3)
10.6	Registration Rights Agreement dated July 25, 1986 (5)
10.7*	Executive Incentive Bonus Plan, as amended and restated (20)
10.8	Amended and Restated Stock Restriction Agreement dated October 30, 1991 (2), and Amendment dated August 26, 1997 (12)
10.9*	Watts Industries, Inc. 1991 Non-Employee Directors’ Nonqualified Stock Option Plan (6), and Amendment No. 1 (9)
10.10*	Watts Industries, Inc. 2003 Non-Employee Directors’ Stock Option Plan (3)
10.11	Letter of Credit issued by Fleet National Bank (as successor to BankBoston, N.A.) for the benefit of Zurich-American Insurance Company dated June 25, 1999, as amended January 22, 2001 (17)
10.12*	Watts Water Technologies, Inc. Management Stock Purchase Plan, as amended and restated (20)
10.13	Stock Purchase Agreement dated as of June 19, 1996 by and among Mueller Co., Tyco Valves Limited, Watts Investment Company, Tyco International Ltd. and the Registrant (11)
10.14

Note Purchase Agreement dated as of May 15, 2003 between the Registrant and the Purchasers named in Schedule A thereto relating to the Registrant’s $50,000,000 4.87% Senior Notes, Series A, due May 15, 2010 and $75,000,000 5.47% Senior Notes, Series B, due May 15, 2013 (7)

10.15	Form of 4.87% Senior Note due May 15, 2010 (7)
10.16	Form of 5.47% Senior Note due May 15, 2013 (7)
10.17*	Watts Water Technologies, Inc. 2004 Stock Incentive Plan (17)
10.18*	Non-Employee Director Compensation Arrangements (1)
10.19*	Watts Water Technologies, Inc. Supplemental Employees Retirement Plan as Amended and Restated Effective May 4, 2004 (18)
10.20*	Form of Incentive Stock Option Agreement under the Watts Water Technologies, Inc. 2004 Stock Incentive Plan (19)
10.21*	Form of Non-Qualified Stock Option Agreement under the Watts Water Technologies, Inc. 2004 Stock Incentive Plan (19)

10.22*	Form of Restricted Stock Award Agreement for Employees under the Watts Water Technologies, Inc. 2004 Stock Incentive Plan (19)
10.23*	Form of Restricted Stock Award Agreement for Employees under the Watts Water Technologies, Inc. 2004 Stock Incentive Plan (19)
10.24*	Form of Restricted Stock Award Agreement for Non-Employee Directors under the Watts Water Technologies, Inc. 2004 Stock Incentive Plan (19)
10.25

Note Purchase Agreement, dated as of April 27, 2006, between the Registrant and the Purchasers named in Schedule A thereto relating to the Registrant’s $225,000,000 5.85% Senior Notes due April 30, 2016 (4)

10.26	Form of 5.85% Senior Note due April 30, 2016 (4)
10.27

Subsidiary Guaranty, dated as of April 27, 2006, in connection with the Registrant’s 5.85% Senior Notes due April 30, 2016 executed by the subsidiary guarantors party thereto, including the form of Joinder to Subsidiary Guaranty (4)

10.27	First Amendment, dated as of April 27, 2006, to Note Purchase Agreement dated as of May 15, 2003 amongst the Registrant and the purchasers named therein (4)
10.29

Amended and Restated Credit Agreement, dated as of April 27, 2006, among the Registrant, certain subsidiaries of the Registrant as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and the other lenders referred to therein (4)

10.30

Amended and Restated Guaranty, dated as of April 27, 2006, by the Registrant, the Subsidiaries of the Registrant set forth therein and Watts Industries Europe B.V., in favor of Bank of America, N.A (4)

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

(1)          Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 5, 2007 (File No. 001-11499).

(2)          Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 14, 1991 (File No. 001-11499).

(3)          Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-11499).

(4)          Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 27, 2006 (File No. 001-11499).

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

(16)   Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for quarter ended September 30, 2000 (File No. 001-11499).

(17)   Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 001-11499).

(18)   Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2004 (File No. 001-11499).

(19)   Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2004 (File No. 001-11499).

(20)   Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 8, 2005 (File No. 001-11499).

(21)   Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2005 (File No. 001-11499).

(22)   Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2006 (File No. 001-11499).

*                    Management contract or compensatory plan or arrangement.