Form 10-Q
period 2007-04-01
WATTS WATER TECHNOLOGIES INC
filed 2007-05-09
CIK 795403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 1, 2007

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2007
Class A Common Stock, $.10 par value	31,351,684

Class B Common Stock, $.10 par value	7,293,880

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share information)
(Unaudited)

	April 1,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$319,833	$342,979
Investment securities	19,250	11,825
Trade accounts receivable, less allowance for doubtful accounts of $12,556 at April 1, 2007 and $10,543 at December 31, 2006	251,624	228,502
Inventories, net:
Raw materials	110,465	103,587
Work in process	43,986	39,593
Finished goods	176,977	173,236
Total Inventories	331,428	316,416
Prepaid expenses and other assets	20,665	15,842
Deferred income taxes	33,215	26,739
Assets of discontinued operations	10,102	10,079
Total Current Assets	986,117	952,382
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	399,053	391,923
Accumulated depreciation	(193,482)	(185,763)
Property, plant and equipment, net	205,571	206,160
OTHER ASSETS:
Goodwill	358,273	356,090
Other, net	143,674	146,218
TOTAL ASSETS	$1,693,635	$1,660,850

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$123,144	$120,954
Accrued expenses and other liabilities	96,763	100,437
Accrued compensation and benefits	35,778	42,593
Current portion of long-term debt	7,614	7,522
Liabilities of discontinued operations	27,821	27,852
Total Current Liabilities	291,120	299,358
LONG-TERM DEBT, NET OF CURRENT PORTION	453,963	441,697
DEFERRED INCOME TAXES	38,256	34,585
OTHER NONCURRENT LIABILITIES	53,558	52,686
MINORITY INTEREST	5,731	5,971
STOCKHOLDERS’ EQUITY:
Preferred Stock, $.10 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Class A Common Stock, $.10 par value; 80,000,000 shares authorized; 1 vote per share; issued and outstanding, 31,351,684 shares at April 1, 2007 and 31,239,111 shares at December 31, 2006	3,135	3,124
Class B Common Stock, $.10 par value; 25,000,000 shares authorized; 10 votes per share; issued and outstanding, 7,293,880 shares at April 1, 2007 and at December 31, 2006	729	729
Additional paid-in capital	372,351	367,795
Retained earnings	444,744	429,555
Accumulated other comprehensive income	30,048	25,350
Total Stockholders’ Equity	851,007	826,553
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,693,635	$1,660,850

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share information)
(Unaudited)

	First Quarter Ended
	April 1, 2007	April 2, 2006
Net sales	$346,092	$274,950
Cost of goods sold	231,426	179,132
GROSS PROFIT	114,666	95,818
Selling, general & administrative expenses	84,099	69,051
Restructuring and other charges	200	235
OPERATING INCOME	30,367	26,532
Other (income) expense:
Interest income	(3,612)	(418)
Interest expense	6,307	4,192
Minority interest	(278)	84
Other	721	(400)
	3,138	3,458
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	27,229	23,074
Provision for income taxes	7,182	7,987
INCOME FROM CONTINUING OPERATIONS	20,047	15,087
Loss from discontinued operations, net of taxes	(55)	(124)
NET INCOME	$19,992	$14,963

BASIC EPS
Income per share:
Continuing operations	$.52	$.46
Discontinued operations	—	—
NET INCOME	$.52	$.46
Weighted average number of shares	38,571	32,591

DILUTED EPS
Income per share:
Continuing operations	$.51	$.46
Discontinued operations	—	—
NET INCOME	$.51	$.46
Weighted average number of shares	38,981	32,823

Dividends per share	$.10	$.09

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)
(Unaudited)

	First Quarter Ended
	April 1,	April 2,
	2007	2006
OPERATING ACTIVITIES
Income from continuing operations	$20,047	$15,087
Adjustments to reconcile net income from continuing operations to net cash used in continuing operating activities:

Depreciation	7,575	6,103
Amortization	2,797	1,395
Other	283	(130)
Stock-based compensation	1,703	765
Deferred income tax benefit	(2,471)	(3,087)
Changes in operating assets and liabilities, net of effects from business acquisitions and divestures:
Accounts receivable	(21,599)	(12,150)
Inventories	(14,470)	(16,452)
Prepaid expenses and other assets	(4,635)	(2,808)
Accounts payable, accrued expenses and other liabilities	(2,757)	1,773
Net cash used in continuing operations	(13,527)	(9,504)
INVESTING ACTIVITIES
Additions to property, plant and equipment	(6,234)	(7,101)
Proceeds from the sale of property, plant and equipment	130	1,368
Investments in securities	(7,500)	—
Proceeds from sale of securities	75	—
Increase in other assets	(452)	(4)
Business acquisitions, net of cash acquired	(4,231)	(741)
Net cash used in investing activities	(18,212)	(6,478)
FINANCING ACTIVITIES
Proceeds from long-term debt	18,403	21,639
Payments of long-term debt	(7,458)	(4,883)
Payment of capital lease	(523)	—
Share transactions under employee stock plans	243	652
Tax benefit of stock awards exercised	990	251
Dividends	(3,971)	(3,085)
Net cash provided by financing activities	7,684	14,574
Effect of exchange rate changes on cash and cash equivalents	1,018	66
Net cash provided by (used in) operating activities of discontinued operations	(109)	1,261
DECREASE IN CASH AND CASH EQUIVALENTS	(23,146)	(81)
Cash and cash equivalents at beginning of period	342,979	45,758
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$319,833	$45,677
NON CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of businesses
Fair value of assets acquired	$3,618	$1,257
Cash paid, net of cash acquired	4,231	741
(Assets acquired) liabilities assumed	$(613)	$516
Issuance of stock under management stock purchase plan	$1,565	$673
Retirement of variable rate demand bonds with cash collateral	$—	$8,900
CASH PAID FOR:
Interest	$1,419	$2,715
Taxes	$7,268	$4,568

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in Watts Water Technologies, Inc.’s Consolidated Balance Sheet as of April 1, 2007, its Consolidated Statements of Operations for the first quarter ended April 1, 2007 and the first quarter ended April 2, 2006, and its Consolidated Statements of Cash Flows for the first quarter ended April 1, 2007 and the first quarter ended April 2, 2006.

The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date. The accounting policies followed by the Company are described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The financial statements included in this report should be read in conjunction with the financial statements and notes included in the Annual Report on Form 10-K for the year ended December 31, 2006. Operating results for the interim period presented are not necessarily indicative of the results to be expected for the year ending December 31, 2007.

The Company operates on a 52-week fiscal year ending on December 31.  Any first quarter ended data contained in this Quarterly Report on Form 10-Q reflects the results of operations for the 13-week period ended on the Sunday nearest March 31 of the respective year.

Certain amounts in the first quarter of 2006 have been reclassified to permit comparison with the 2007 presentation. These reclassifications had no effect on reported results of operations or stockholders’ equity.

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

Goodwill and Long-Lived Assets

The changes in the carrying amount of goodwill by geographic segment from December 31, 2006 to April 1, 2007 are as follows:

	North America	Europe	China	Total
	(in thousands)

Carrying amount at the beginning of period	$198,863	$147,903	$9,324	$356,090
Goodwill acquired during the period	—	—	—	—
Adjustments to goodwill during the period	(32)	(125)	1,192	1,035
Effect of change in exchange rates used for translation	29	1,024	95	1,148
Carrying amount at end of period	$198,860	$148,802	$10,611	$358,273

Other intangible assets include the following and are presented in “Other Assets: Other, net”, in the April 1, 2007 Consolidated Balance Sheet:

	Gross Carrying Amount	Accumulated Amortization
	(in thousands)

Patents	$13,280	$(5,510)
Customer relationships	65,304	(9,250)
Technology	7,513	(1,483)
Other	15,673	(4,558)
Total amortizable intangibles	101,770	(20,801)
Intangible assets not subject to amortization	50,530	—
Total	$152,300	$(20,801)

Aggregate amortization expense for amortized intangible assets for the first quarters of 2007 and 2006 was $2,797,000 and $1,395,000, respectively. Additionally, future amortization expense on amortizable intangible assets approximates $7,455,000 for the remainder of 2007, $9,124,000 for 2008, $8,836,000 for 2009, $8,813,000 for 2010 and $8,374,000 for 2011. Amortization expense is provided on a straight-line basis over the estimated useful lives of the intangible assets. The weighted-average remaining life of total amortizable intangible assets is 11.6 years. Patents, customer relationships, technology and other amortizable intangibles have weighted-average remaining lives of 10.4 years, 9.9 years, 7.0 years and 23.6 years, respectively. Intangible assets not subject to amortization primarily include trademarks and unpatented technology.

Stock-Based Compensation

The Company maintains four stock incentive plans under which key employees and outside directors have been granted outstanding incentive stock options (ISOs) and nonqualified stock options (NSOs) to purchase the Company’s Class A Common Stock. Only one plan, the 2004 Stock Incentive Plan, is currently available for the grant of new equity awards. Stock options granted under prior plans became exercisable over a five-year period at the rate of 20% per year and expire ten years after the date of grant. Under the 2004 Stock Incentive Plan, options become exercisable over a four -year period at the rate of 25% per year and expire ten years after the grant date. ISOs and NSOs granted under the plans may have exercise prices of not less than 100% and 50% of the fair market value of the Common Stock on the date of grant, respectively. The Company’s current practice is to issue all options at fair market value on the grant date.  The Company did not issue any options in the first quarters of 2007 or 2006.

The Company also grants shares of restricted stock to key employees and non-employee members of the Company’s Board of Directors under the 2004 Stock Incentive Plan, which vest immediately or over three years. The restricted stock awards are amortized to expense on a straight-line basis over the vesting period.  The Company did not grant any restricted stock in the first quarters of 2007 or 2006.

The Company also has a Management Stock Purchase Plan that allows for the purchase of Restricted Stock Units (RSUs) by key employees of up to an aggregate of 2,000,000 shares of Class A Common Stock at 67% of the fair market value on the date of grant. RSUs vest annually over a three-year period from the date of grant.  The Company granted 159,869 RSUs and 87,125 RSUs in the first quarters of 2007 and 2006, respectively.

The fair value of each share issued under the Management Stock Purchase Plan is estimated on the date of grant, using the Black-Scholes-Merton Model, based on the following weighted average assumptions:

	2007	2006
Expected life (years)	3.0	3.0
Expected stock price volatility	35.3%	25.7%
Expected dividend yield	1.0%	1.5%
Risk-free interest rate	4.8%	4.5%

The above assumptions were used to determine the weighted average grant-date fair value of RSUs of $16.79 and $13.60 in 2007 and 2006, respectively.

A more detailed description of each of these stock and stock option plans can be found in Note 13 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006.

Shipping and Handling

The Company’s shipping costs included in selling, general and administrative expense were $9,462,000 and $8,525,000 for the first quarters of 2007 and 2006, respectively.

Research and Development

Research and development costs included in selling, general and administrative expense were $3,877,000 and $3,172,000 for the first quarters of 2007 and 2006, respectively.

Taxes, Other than Income Taxes

Taxes assessed by governmental authorities on sale transactions are recorded on a net basis and excluded from sales in the Company’s consolidated statement of operations.

Income Taxes

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). The purpose of FIN 48 is to increase the comparability in financial reporting of income taxes.  FIN 48 requires that in order for a tax benefit to be recorded in the income statement, the item in question must meet the more-likely-than-not (greater than 50% likelihood of being sustained upon examination by the taxing authorities) threshold. The adoption of FIN 48 did not have a material effect on the Company’s financial statements.  No cumulative effect was booked through beginning retained earnings.

As of the adoption date, the Company had gross unrecognized tax benefits of approximately $4,800,000, of which approximately $4,200,000, if recognized, would affect the effective tax rate. The difference between the amount of unrecognized tax benefits and the amount that would impact the effective tax rate consists of the federal tax benefit of state income tax items.   During the first quarter of 2007, the Company reduced its unrecognized tax benefits by approximately $600,000 for a tax issue in Italy. The Company does not expect further significant changes in the amounts of unrecognized tax benefits within the next twelve months.

The Company is currently under audit by the Internal Revenue Service for the 2003 and 2004 tax years.  The expected completion date for this audit is April 2008.  Watts conducts business in a variety of locations throughout the world resulting in tax filings in numerous domestic and foreign jurisdictions.  The Company is subject to tax examinations regularly as part of the normal course of business.  The Company’s major jurisdictions are the U.S., Canada, China, Netherlands, U.K., Germany, Italy and France.  With few exceptions the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2002.

As of January 1, 2007, the Company had approximately $600,000 of interest related to uncertain tax positions.  The Company accounts for interest and penalties related to uncertain tax positions as a component of income tax expense.

New Accounting Standards

In February 2007, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards Board Statement (FAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an Amendment to FAS No. 115,” (FAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value.  FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged.  The Company is currently evaluating the impact of FAS 159 on its consolidated financial statements.

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

3. Discontinued Operations

In September 1996, the Company divested its Municipal Water Group businesses, which included Henry Pratt, James Jones Company and Edward Barber and Company Ltd.  Costs and expenses related to the Municipal Water Group for 2007 and 2006 primarily relate to legal and settlement costs associated with the James Jones Litigation, which is described in Part I, Item 1, “Product Liability, Environmental and Other Litigation Matters” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Condensed operating statements and balance sheets for discontinued operations are summarized below:

	First Quarter Ended
	April 1, 2007	April 2, 2006
	(in thousands)
Cost and expenses- Municipal Water Group	$(90)	$(200)
Loss before income taxes	(90)	(200)
Income tax benefit	35	76
Loss from discontinued operations, net of taxes	$(55)	$(124)

	April 1, 2007	December 31, 2006
	(in thousands)
Prepaid expenses and other assets	$365	$328
Deferred income taxes	9,737	9,751
Assets of discontinued operations	$10,102	$10,079
Accrued expenses and other liabilities	27,821	27,852
Liabilities of discontinued operations	$27,821	$27,852

The assets and liabilities at April 1, 2007 and December 31, 2006 primarily relate to the reserves for the James Jones Litigation.

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

These contracts do not subject the Company to significant market risk from exchange movement because they offset gains and losses on the related foreign currency denominated transactions. At April 1, 2007 and April 2, 2006, the fair values of the contracts were a loss of approximately $135,000 and a gain of approximately $63,000, respectively.

The Company occasionally uses commodity futures contracts to fix the price on a certain portion of certain raw materials used in the manufacturing process. At April 1, 2007 and April 2, 2006, the Company had no commodity contracts.

5. Restructuring and Other Charges

For the first quarter of 2007, the Company recorded charges of $95,000 in costs of goods sold and $200,000 in restructuring and other charges for accelerated depreciation related to the Company’s relocation and restructuring plan for its 60% owned Chinese joint venture.  The Company also recognized income of $89,000 in minority interest representing the 40% liability of its Chinese joint venture partner in the restructuring plan. For the first quarter of 2006, the Company recorded charges of  $235,000 to restructuring and other charges primarily for severance costs related to the Company’s European restructuring plans. In the first quarter of 2007, the Company paid approximately $2,000,000 of previously accrued severance costs. At April 1, 2007, the remaining restructuring liability approximated $2,200,000.

6. Earnings per Share

The following tables set forth the reconciliation of the calculation of earnings per share:

	For the First Quarter Ended April 1, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(amounts in thousands, except share and per share amounts)
Basic EPS
Income from continuing operations	$20,047	38,570,613	$.52
Loss from discontinued operations	(55)		—
Net income	$19,992		$.52
Effect of dilutive securities
Common stock equivalents		410,021
Diluted EPS
Income from continuing operations	$20,047		$.51
Loss from discontinued operations	(55)		—
Net income	$19,992	38,980,634	$.51

	For the First Quarter Ended April 2, 2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(amounts in thousands, except share and per share amounts)
Basic EPS
Income from continuing operations	$15,087	32,591,295	$.46
Loss from discontinued operations	(124)		—
Net income	$14,963		$.46
Effect of dilutive securities
Common stock equivalents		231,770
Diluted EPS
Income from continuing operations	$15,087		$.46
Loss from discontinued operations	(124)		—
Net income	$14,963	32,823,065	$.46

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

The following is a summary of the Company’s significant accounts and balances by segment, reconciled to the consolidated totals:

	North America	Europe	China	Corporate (*)	Consolidated
	(in thousands)
As of and for the quarter ended April 1, 2007
Net sales	$218,325	$115,545	$12,222	$—	$346,092
Operating income (loss)	21,199	14,410	2,049	(7,291)	30,367
Identifiable assets	1,042,781	526,006	124,848	—	1,693,635
Long-lived assets	99,051	78,492	28,028	—	205,571
Intangibles	74,645	46,990	9,864	—	131,499
Capital expenditures	2,940	2,604	690	—	6,234
Depreciation and amortization	4,372	4,506	1,494	—	10,372

As of and for the quarter ended April 2, 2006
Net sales	$196,566	$72,259	$6,125	$—	$274,950
Operating income (loss)	22,402	9,570	1,015	(6,455)	26,532
Identifiable assets	734,388	314,758	82,750	—	1,131,896
Long-lived assets	102,054	48,259	26,136	—	176,449
Intangibles	78,888	13,020	2,856	—	94,764
Capital expenditures	3,388	3,181	532	—	7,101
Depreciation and amortization	4,429	2,069	1,000	—	7,498

*Corporate expenses are primarily for compensation expense, Sarbanes-Oxley compliance, professional fees, including legal and audit expenses, shareholder services and benefit administration costs. These costs are not allocated to the geographic segments as they are viewed as corporate functions that support all segments.

The above operating segments are presented on a basis consistent with the presentation included in the Company’s December 31, 2006 financial statements included in its Annual Report on Form 10-K.

The North American segment consists of U.S. net sales of $204,072,000 and $182,906,000 for the first quarters of 2007 and 2006, respectively. The North American segment also consists of U.S. long-lived assets of $92,531,000 and $95,269,000 at April 1, 2007 and April 2, 2006, respectively.

Intersegment sales for the quarter ended April 1, 2007 for North America, Europe and China were $2,043,000, $1,293,000 and $22,020,000, respectively.  Intersegment sales for the quarter ended April 2, 2006 for North America, Europe and China were $1,420,000, $557,000 and $14,226,000, respectively.

8. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of the following:

	Foreign Currency Translation and Other	Pension Adjustment	Accumulated Other Comprehensive Income (Loss)
	(in thousands)

Balance December 31, 2006	$38,096	$(12,746)	$25,350
Change in period	3,216	1,482	4,698
Balance April 1, 2007	$41,312	$(11,264)	$30,048

Balance December 31, 2005	$13,090	$(7,827)	$5,263
Change in period	4,611	—	4,611
Balance April 2, 2006	$17,701	$(7,827)	$9,874

Accumulated other comprehensive income (loss) in the consolidated balance sheets as of April 1, 2007 and April 2, 2006 consists primarily of cumulative translation adjustments and unrecognized pension related prior service costs and net actuarial loss.  The Company’s total comprehensive income was as follows:

	First Quarter Ended
	April 1, 2007	April 2, 2006
	(in thousands)

Net income	$19,992	$14,963
Foreign currency translation adjustments and other	3,216	4,611
Total comprehensive income	$23,208	$19,574

9. Debt

On April 27, 2006, the Company completed a private placement of $225,000,000 of 5.85% senior unsecured notes due April 2016 (the 2006 Note Purchase Agreement). The 2006 Note Purchase Agreement includes operational and financial covenants with which the Company is required to comply, including, among others, maintenance of certain financial ratios and restrictions on additional indebtedness, liens and dispositions. Events of default under the 2006 Note Purchase Agreement include failure to comply with its financial and operational covenants, as well as bankruptcy and other insolvency events. The Company may, at its option, upon notice to the noteholders, prepay at any time all or part of the notes in an amount not less than $1 million by paying the principal amount plus a make-whole amount, which is dependent upon the yield of respective U.S. Treasury Securities. The Company used the net proceeds from the private placement to repay $147,000,000 outstanding under its revolving credit facility. The balance of the net proceeds will be used to finance future acquisitions and for general corporate purposes. As of April 1, 2007, the Company was in compliance with all covenants related to the 2006 Note Purchase Agreement. The payment of interest on the senior unsecured notes is due semi-annually on April 30th and October 30th of each year. Additionally, the Company amended its 2003 Note Purchase Agreement to reflect the existence of the subsidiary guarantors and to substantially conform certain provisions of the 2003 Note Purchase Agreement to the 2006 Note Purchase Agreement.

On April 27, 2006, the Company amended and restated its unsecured revolving credit facility with a syndicate of banks (as amended, the revolving credit facility). The revolving credit facility provides for multi-currency unsecured borrowings and stand-by letters of credit of up to $350,000,000 and expires in April 2011. Borrowings outstanding under the revolving credit facility bear interest at a fluctuating rate per annum equal to an applicable percentage equal to (i) in the case of Eurocurrency rate loans, the British Bankers Association LIBOR rate plus an applicable percentage of 0.60%, which is determined by reference to the Company’s consolidated leverage ratio and debt rating, or (ii) in the case of base rate loans and swing line loans, the higher of (a) the federal funds rate plus 0.5% and (b) the rate of interest in effect for such day as announced by Bank of America, N.A. as its “prime rate.” For first three months of 2007, the average interest rate under the revolving credit facility for euro-based borrowings was approximately 4.2%. The revolving credit facility includes operational and financial covenants customary for facilities of this type, including, among others, restrictions on additional indebtedness, liens and investments and maintenance of certain leverage ratios. As of April 1, 2007, the Company was in compliance with all covenants related to the revolving credit facility; had $212,890,000 of unused and potentially available credit under the revolving credit facility; had no U.S dollar denominated debt and $103,354,000 of euro-based borrowings outstanding on its revolving credit facility; and had $33,756,000 for stand-by letters of credit outstanding on its revolving credit facility.

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

10.  Contingencies and Environmental Remediation

As disclosed in Part I, Item 1, “Product Liability, Environmental and Other Litigation Matters” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, the Company is a party to litigation described as the James Jones Litigation and is also engaged in certain environmental remediation. There have been no material developments with respect to the Company’s contingencies and environmental remediation proceedings during the quarter ended April 1, 2007.

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

In September 2006, the FASB issued FAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (FAS 158). This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. In addition, the measurement date (the date of which plan assets and the benefit obligations are measured) is required to be the company’s fiscal year end. Except for the measurement date provisions, which are not effective until fiscal years ending after December 15, 2008, the provisions of FAS 158 were effective for fiscal years ending after December 15, 2006 and, as such, were adopted during 2006.

The Company has early-adopted the measurement date provisions of FAS 158 effective January 1, 2007. The Company’s pension plans previously used a September 30 measurement date. All plans are now measured as of December 31, consistent with the Company’s fiscal year end. The non-cash effect of the adoption of the measurement date provisions of FAS 158 increased stockholder’s equity by approximately $100,000 and decreased long-term liabilities by approximately $129,000. There was no effect on the Company’s results of operations.

The components of net periodic benefit cost are as follows:

	First Quarter Ended
	April 1, 2007	April 2, 2006
	(in thousands)
Service cost—benefits earned	$945	$887
Interest costs on benefits obligation	1,068	945
Expected return on assets	(1,071)	(875)
Prior service cost amortization	50	71
Net actuarial loss amortization	231	303
Net periodic benefit cost	$1,223	$1,331

The information related to the Company’s pension funds cash flow is as follows:

	First Quarter Ended
	April 1, 2007	April 2, 2006
	(in thousands)

Employer contributions	$44	$3,130

12.  Subsequent Event

The Company held its Annual Meeting of Stockholders on May 2, 2007.  At the annual meeting, the stockholders of the Company approved an amendment to the Company’s Management Stock Purchase Plan, as amended and restated, to increase the number of shares of Class A Common Stock available for issuance thereunder from 1,000,000 shares to 2,000,000 shares.

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

We operate on a 52-week fiscal year ending on December 31.  Any first quarter ended data contained in this Quarterly Report on Form 10-Q reflects the results of operations for the 13-week period ended on the Sunday nearest March 31 of the respective year.

We are a leading supplier of products for use in the water quality, water safety, water flow control and water conservation markets in North America and Europe, with an emerging presence in China. For over 130 years, we have designed and manufactured products that promote the comfort and safety of people and the quality and conservation of water used in commercial and residential applications. We earn revenue and income almost exclusively from the sale of our products. Our principal product lines include:

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

We believe that the factors relating to our future growth include our ability to continue to make selective acquisitions, both in our core markets as well as new complementary markets, regulatory requirements relating to the quality and conservation of water, increased demand for clean water and continued enforcement of plumbing and building codes and a healthy economic environment. We have completed thirty acquisitions since divesting our industrial and oil and gas business in 1999. Our acquisition strategy focuses on businesses that manufacture preferred brand name products that address our themes of water quality, water safety, water conservation, water flow control and related complementary markets. We target businesses that will provide us with one or more of the following: an entry into new markets, an increase in shelf space with existing customers, a new or improved technology or an expansion of the breadth of our water quality, water conservation, water safety and water flow control products for the residential and commercial markets.

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

We require substantial amounts of raw materials to produce our products, including bronze, brass, cast iron, steel and plastic, and substantially all of the raw materials we require are purchased from outside sources. We have experienced increases in the costs of certain raw materials, particularly copper and nickel. Bronze and brass are copper-based alloys. Nickel is a significant commodity used to make stainless steel. The spot price of copper and nickel has increased approximately 23% and 197%, respectively, from April 2, 2006 to April 1, 2007. The spot price of copper and nickel has increased approximately 7% and 33%, respectively, from December 31, 2006 to April 1, 2007.

A risk we face is our ability to deal effectively with increases in raw material costs. We manage this risk by monitoring related market prices, working with our suppliers to achieve the maximum level of stability in their costs and related pricing, seeking alternative supply sources when necessary, implementing cost reduction programs and passing increases in costs to our customers, to the maximum extent possible, when they occur. Additionally from time to time we use commodity futures contracts on a limited basis to manage this risk. We are not able to predict whether or for how long these cost increases will continue. If these cost increases continue and we are not able to reduce or eliminate the effect of the cost increases by reducing production costs or implementing price increases, our profit margins could decrease.

Another risk we face in all areas of our business is competition. We consider brand preference, engineering specifications, code requirements, price, technological expertise, delivery times and breadth of product offerings to be the primary competitive factors. As mentioned previously, we believe that the product development, product testing capability and investment in plant and equipment needed to manufacture products in compliance with code requirements, represent a barrier to entry for competitors. We are committed to maintaining our capital equipment at a level consistent with current technologies, and thus we expect to spend approximately $38,000,000 in 2007. We are committed to expanding our manufacturing capacity in lower cost countries such as China, Tunisia and Bulgaria. Manufacturing plant relocations and consolidations are an important part of our ongoing commitment to reduce production costs.

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

On April 26, 2006, we acquired the assets and business of Changsha Valve Works (Changsha) located in Changsha, China for approximately $9,200,000, of which approximately $226,000 remains to be paid subject to certain conditions being met.  The preliminary allocations for goodwill and intangible assets are approximately $4,599,000 and $3,655,000, respectively. The amount recorded as intangible assets is primarily for non-compete agreements that have estimated useful lives of 10 years and customer order backlog with an estimated useful life of 1 year.  Changsha is a leading manufacturer of large diameter hydraulic-actuated butterfly valves for thermo-power and hydro-power plants, water distribution projects and water works projects in China.  The purchase price allocation for Changsha is preliminary pending the final determination of fair values of certain assumed assets and liabilities.

On April 5, 2006, we completed the planned increase of our ownership in Watts Stern Rubinetti, S.r.l. (Stern) from 85% to 100%. The price paid for this additional 15% interest was approximately $387,000.

Results of Operations

First Quarter Ended April 1, 2007 Compared to First Quarter Ended April 2, 2006

Net Sales.  Our business is reported in three geographic segments: North America, Europe and China. Our net sales in each of these segments for each of the first quarters of 2007 and 2006 were as follows:

	First Quarter Ended April 1, 2007		First Quarter Ended April 2, 2006			% Change to Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales
	(dollars in thousands)
North America	$218,325	63.1%	$196,566	71.5%	$21,759	7.9%
Europe	115,545	33.4	72,259	26.3	43,286	15.8
China	12,222	3.5	6,125	2.2	6,097	2.2
Total	$346,092	100%	$274,950	100%	$71,142	25.9%

The increase in net sales is attributable to the following:

					Change As a % of Consolidated Net Sales				Change As a % of Segment Net Sales
	North America	Europe	China	Total	North America	Europe	China	Total	North America	Europe	China
	(dollars in thousands)
Internal growth	$20,210	$12,878	$2,301	$35,389	7.3%	4.7%	.8%	12.8%	10.3%	17.8%	37.6%
Foreign exchange	(112)	7,663	324	7,875	—	2.8	.1	2.9	—	10.6	5.3
Acquisitions	1,661	22,745	3,472	27,878.6		8.3	1.3	10.2	.8	31.5	56.7
Total	$21,759	$43,286	$6,097	$71,142	7.9%	15.8%	2.2%	25.9%	11.1%	59.9%	99.6%

The internal growth in net sales in North America was primarily due to increased sales prices and increased unit sales in certain product lines into the wholesale market. Our wholesale market in the first quarter of 2007, excluding the sales from the acquisition of Calflex, grew by 12.8% compared to the first quarter of 2006. This was primarily due to increased sales of our backflow and relief valves. Our sales into the North American DIY market in the first quarter of 2007 increased by 2.2% compared to the first quarter of 2006 primarily due to increased prices in certain product lines partially offset by softness in the residential markets.

The decrease in net sales due to foreign exchange in North America was due to the Canadian dollar depreciating against the U.S. dollar. We cannot predict whether the Canadian dollar will continue to depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

The acquired growth in net sales in North America was due to the inclusion of net sales of Calflex acquired on June 2, 2006.

The internal sales growth in Europe was broad-based, especially in the German OEM markets. This is primarily due to price increases and increased unit shipments of under-floor radiant heating and solar product lines. Our sales into the wholesale and OEM markets in the first quarter of 2007, excluding the sales from the acquisitions of ATS, Kimsafe and Teknigas, grew by 13.2% and 23.2%, respectively, compared to the first quarter of 2006.

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

The internal sales growth in China was primarily due to increased export sales to Europe and increased sales into the domestic Chinese markets.

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

Gross Profit. Gross profit and gross profit as a percent of net sales (gross margin) for the first quarters of 2007 and 2006 were as follows:

	First Quarter Ended
	April 1, 2007	April 2, 2006	Point Change
	(dollars in thousands)
Gross profit	$114,666	$95,818
Gross margin	33.1%	34.8%	(1.7)%

Gross margin decreased in the first quarter of 2007 compared to first quarter of 2006 primarily due to increased material costs.  The North American margin was particularly affected by cost increases for copper-contained materials and for stainless steel products, which exceeded realized sales price increases. The European segment experienced reductions in gross margin primarily due to increased material costs, which were partially offset by price increases and better overhead absorption through higher production. Our China segment increased its gross margin primarily due to the higher gross margin realized with the acquisition of Changsha, increased production levels and cost reductions.

In the first quarter of 2007, we recorded a charge of $95,000 to cost of goods sold primarily for accelerated depreciation related to the relocation and restructuring plan for our 60% owned Chinese joint venture. We did not record any costs in the first quarter of 2006.

Selling, General and Administrative Expenses.  Selling, General and Administrative, or SG&A expenses, for the first quarter of 2007 increased $15,048,000, or 21.8%, compared to the first quarter of 2006.  The increase in SG&A expenses was attributable to the following:

	(in thousands)	% Change

Internal growth	$7,076	10.2%
Foreign exchange	1,501	2.2
Acquisitions	6,471	9.4
Total	$15,048	21.8%

The internal increase in SG&A expenses was primarily due to increased variable selling expenses due to increased sales volumes, increased product liability costs and increased stock-based compensation costs.  The increase in SG&A expenses from foreign exchange was primarily due to the appreciation of the euro against the U.S. dollar.  The increase in SG&A expenses from acquisitions was due to the inclusion of Changsha, ATS, Calflex, Ningbo, Kimsafe and Teknigas. Total SG&A expenses, as a percentage of sales, was 24.3% in the first quarter of 2007 compared to 25.1% in the first quarter of 2006.

Restructuring and Other Charges.  Restructuring and other charges for the first quarter of 2007 decreased $35,000 from last year’s comparable quarter. In the first quarter of 2007, we recorded  $200,000 of accelerated depreciation related to the relocation and restructuring plan for our 60% owned Chinese joint venture.  In the first quarter 2006, we recorded a charge of $235,000 primarily for severance costs related to our European restructuring plans.

Operating Income.  Operating income by geographic segment for the first quarters of 2007 and 2006 was as follows:

	First Quarter Ended			% Change to Consolidated
	April 1, 2007	April 2, 2006	Change	Operating Income
	(dollars in thousands)

North America	$21,199	$22,402	$(1,203)	(4.5)%
Europe	14,410	9,570	4,840	18.2
China	2,049	1,015	1,034	3.9
Corporate	(7,291)	(6,455)	(836)	(3.1)
Total	$30,367	$26,532	$3,835	14.5%

The increase (decrease) in operating income is attributable to the following:

						Change					Change
						As a% of Segment					As a% of Consolidated
						Operating Income					Operating Income
	North					North					North
	America	Europe	China	Corp.	Total	America	Europe	China	Corp.	Total	America	Europe	China	Corp
	(dollars in thousands )
Internal growth	$(920)	$1,142	$690	$(836)	$76	(3.5)%	4.3%	2.6%	(3.1)%	.3%	(4.1)%	11.9%	68.0%	(13.0)%
Foreign exchange	(15)	1,002	56	—	1,043	—	3.7	.2	—	3.9	(.1)	10.5	5.5	—
Acquisitions	(268)	2,461	583	—	2,776	(1.0)	9.3	2.2	—	10.5	(1.2)	25.7	57.4	—
Restructuring	—	235	(295)	—	(60)	—	.9	(1.1)	—	(.2)	—	2.5	(29.0)	—
Total	$(1,203)	$4,840	$1,034	$(836)	$3,835	(4.5)%	18.2%	3.9%	(3.1)%	14.5%	(5.4)%	50.6%	101.9%	(13.0)%

The decrease in internal operating income in North America was primarily due to increased material costs. The acquired decrease is due to the inclusion of operating results from Calflex.

Europe’s internal growth in operating income is due to better overhead absorption and by our ability to leverage SG&A expenses, partially offset by increased material costs and sales of lower margin products in both the wholesale and OEM markets.  In the first quarter of 2007, we did not record any costs associated with our manufacturing restructuring plan compared to $235,000 for the same period in 2006. The increase in operating income from foreign exchange was primarily due to the appreciation of the euro against the U.S. dollar. We cannot predict whether the euro will continue to appreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our operating income. The acquired growth in Europe is due to the inclusion of the operating income from ATS, Kimsafe and Teknigas.

The increase in internal growth in China was primarily attributable to improved manufacturing efficiencies and cost reductions associated with our wholly owned manufacturing plant in Tianjin, partially offset by increased SG&A expense. The acquired growth in China was due to the inclusion of the operating income of Changsha and Ningbo. In the first quarter of 2007, we recorded $295,000 of accelerated depreciation associated with our manufacturing restructuring plan in China. We anticipate recording an additional $1,800,000 in accelerated depreciation and severance costs for the remainder of 2007.

The decrease in internal operating income in Corporate of $836,000 was primarily attributable to increased stock-based compensation costs.

Interest Income.   Interest income increased $3,194,000, or 764.1%, in the first quarter of 2007 compared to the first quarter of 2006, primarily due to the investment of the residual proceeds from the $225,000,000 private placement in April 2006 and the net proceeds of approximately $219,000,000 from the public offering of 5,750,000 shares of our class A common stock in November 2006.

Interest Expense.  Interest expense increased $2,115,000, or 50.5%, for the first quarter of 2007 compared to the first quarter of 2006, primarily due to our April 27, 2006 issuance of $225,000,000 5.85% senior notes due in 2016 and increased debt levels for acquisitions along with increases in the average variable rates charged on the revolving credit facility.

Other (Income) Expense.  Other (income) expense increased $1,121,000 for the first quarter of 2007 compared to the first quarter of 2006, primarily due to currency movements. Foreign currency losses were recorded in Europe, Canada and China in 2007, whereas foreign currency gains were recorded in 2006.

Income Taxes. Our effective tax rate for continuing operations decreased to 26.4% in the first quarter of 2007 from 34.6% in the first quarter of 2006.  The decrease is primarily due to a tax refund of $1,910,000 in Italy due to recent changes in Italian tax laws.   Additionally, there was a shift in income mix to Europe and China that have lower effective tax rates than our overall rate.

Income From Continuing Operations.  Income from continuing operations for the first quarter of 2007 increased $4,960,000, or 32.9%, to $20,047,000, or $0.51 per common share, from $15,087,000, or $0.46 per common share, for the first quarter of 2006, in each case, on a diluted basis.  Income from continuing operations for the first quarter of 2007 includes a tax refund of $1,910,000, or $0.05 per common share. Income from continuing operations for the first quarters of 2007 and 2006 included costs, net of tax, from our restructuring plan of $135,000, or $0.00 per common share, and costs of $149,000, or $0.00 per common share, respectively. The appreciation of the euro and Chinese yuan against the U.S. dollar resulted in a positive impact on income from continuing operations of $0.02 per common share for the first quarter of 2007 compared to the comparable period last year. We cannot predict whether the euro, Canadian dollar or yuan will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net income.

Additionally, in November 2006, the Company completed a public offering of 5,750,000 shares of Class A common stock and received net proceeds of approximately $219,000,000. The net proceeds provided approximately $1,800,000 in after-tax income in the first quarter of 2007. The additional 5,750,000 shares had a dilutive impact of $0.04 per share in the first quarter of 2007, after considering the interest income from the net proceeds.

Loss From Discontinued Operations.  We recorded a charge, net of tax, to discontinued operations for the first quarters of 2007 and 2006 of $55,000, or $0.00 per common share, and $124,000, or $0.00 per common share, respectively, in each case, on a diluted basis. These charges were primarily attributable to legal fees associated with the James Jones litigation, as described in Part I, Item 1. “Business-Product Liability, Environmental and Other Litigation Matters” in our Annual Report on Form 10-K for the year ended December 31, 2006.”

Liquidity and Capital Resources

We used $13,527,000 of cash from continuing operations for the first three months of 2007. We experienced an increase in accounts receivable in North America and Europe. The increase in accounts receivable was primarily due to increased sales volume and increased selling prices. We also experienced increases in inventory in Europe and China. The increases were primarily due to increased raw material costs, planned increases in European safety stocks and seasonality.

We used $18,212,000 of net cash for investing activities for the first three months of 2007. We invested $7,500,000 in investment grade auction rate securities. We paid $4,231,000 for additional acquisition costs related to prior years acquisitions. We invested $6,234,000 in capital equipment.  For the remainder of fiscal year 2007, we expect to invest approximately $31,800,000 for manufacturing machinery and equipment as part of our ongoing commitment to improve our manufacturing capabilities.

We generated $7,684,000 of net cash from financing activities for the first three months of 2007. This was primarily due to increased borrowings under our line of credit for use in Europe and tax benefits from the exercise of stock awards, partially offset by payments of debt and dividend payments.

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

Outstanding indebtedness under the revolving credit facility bears interest at a rate determined by the type of loan plus an applicable margin determined by our debt rating, depending on the applicable base rate and our bond rating. For the first three months of 2007 the average interest rate under the revolving credit facility for euro-based borrowings was approximately 4.2%. There were no U.S. dollar borrowings at April 1, 2007. The revolving credit facility includes operational and financial covenants customary for facilities of this type, including, among others, restrictions on additional indebtedness, liens and investments and maintenance of certain leverage ratios. As of April 1, 2007, we were in compliance with all covenants related to the revolving credit facility, had $212,890,000 of unused and potentially available credit under the revolving credit facility and had $103,354,000 of euro-based borrowings outstanding and $33,756,000 for stand-by letters of credit outstanding on our revolving credit facility.

We used $109,000 of net cash by operations from discontinued operations. During the first three months of 2007, we paid approximately $58,000 for defense costs and approximately $86,000 for other legal costs we incurred in the James Jones Litigation.

Working capital (defined as current assets less current liabilities) as of April 1, 2007 was $694,997,000 compared to $653,024,000 as of December 31, 2006. This increase was primarily due to increases in accounts receivable, inventory and investment securities. Cash and cash equivalents decreased to $319,833,000 as of April 1, 2007 compared to $342,979,000 as of December 31, 2006 primarily due to cash used to fund operations. The ratio of current assets to current liabilities was 3.4 to 1 as of April 1, 2007 compared to 3.2 to 1 as of December 31, 2006.

We anticipate that available funds from current operations, existing cash and other sources of liquidity will be sufficient to meet current operating requirements and anticipated capital expenditures for at least the next 12 months. However, we may have to consider external sources of financing for any large future acquisitions.

Our contractual obligations as of April 1, 2007 are presented in the following table:

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
	(in thousands)
Long-term debt obligations, including current maturities (a)	$461,577	$7,614	$413	$153,550	$300,000
Operating lease obligations	22,836	4,634	10,300	4,566	3,336
Capital lease obligations (a)	15,070	1,095	2,896	1,941	9,138
Pension contributions	13,659	3,737	1,963	209	7,750
Interest (b)	183,042	24,518	49,137	42,410	66,977
Other (c)	22,324	17,773	2,155	1,419	977

Total	$718,508	$59,371	$66,864	$204,095	$388,178

(a)  as recognized in the consolidated balance sheet

(b)  assumes the balance on the revolving credit facility remains at $103,354,000 and the interest rate remains at approximately 4.3% for the presented periods

(c)  includes commodity, capital expenditure commitments and other benefits at April 1, 2007

We maintain letters of credit that guarantee our performance or payment to third parties in accordance with specified terms and conditions. Amounts outstanding were approximately $49,220,000 as of April 1, 2007 and $49,637,000 as of December 31, 2006. Our letters of credit are primarily associated with insurance coverage and to a lesser extent foreign purchases and generally expire within one year of issuance. These instruments may exist or expire without being drawn down, therefore they do not necessarily represent future cash flow obligations.

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

Application of Critical Accounting Policies and Key Estimates

The preparation of our consolidated financial statements in accordance with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported. A critical accounting estimate is an assumption about highly uncertain matters and could have a material effect on the consolidated financial statements if another, also reasonable, amount were used, or, a change in the estimate is reasonably likely from period to period. We base our assumptions on historical experience and on other estimates that we believe are reasonable under the circumstances. Actual results could differ significantly from these estimates. There were no changes in accounting policies or significant changes in accounting estimates during the first three months of 2007.

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

Legal contingencies

We are a defendant in numerous legal matters including those involving environmental law and product liability as discussed further in Part I, Item 1, “Product Liability, Environmental and Other Litigation Matters” of our Annual Report on Form 10-K for the year ended December 31, 2006.  As required by Financial Accounting Standards Board Statement No. 5 “Accounting for Contingencies” (FAS 5), we determine whether an estimated loss from a loss contingency should be accrued by assessing whether a loss is deemed probable and the loss amount can be reasonably estimated, net of any applicable insurance proceeds. Estimates of potential outcomes of these contingencies are developed in consultation with outside counsel. While this assessment is based upon all available information, litigation is inherently uncertain and the actual liability to fully resolve this litigation cannot be predicted with any assurance of accuracy. Final settlement of these matters could possibly result in significant effects on our results of operations, cash flows and financial position.

Pension benefits

We account for our pension plans in accordance with Financial Accounting Standards Board Statement No. 87 “Employers Accounting for Pensions” (FAS 87) and Financial Accounting Standards Board Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” (FAS 158). In applying FAS 87 and FAS 158, assumptions are made regarding the valuation of benefit obligations and the performance of plan assets. The primary assumptions are as follows:

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

Income taxes

We estimate and use our expected annual effective income tax rates to accrue income taxes. Effective tax rates are determined based on budgeted earnings before taxes, including our best estimate of permanent items that will affect the effective rate for the year. Management periodically reviews these rates with outside tax advisors and changes are made if material variances from expectations are identified.

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

On January 1, 2007 we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). The purpose of FIN 48 is to increase the comparability in financial reporting of income taxes.  FIN 48 requires that in order for a tax benefit to be recorded in the income statement, the item in question must meet the more-likely-than-not (greater than 50% likelihood of being sustained upon examination by the taxing authorities) threshold. The adoption of FIN 48 did not have a material effect on our financial statements.  No cumulative effect was booked through beginning retained earnings.

As of the adoption date, we had gross unrecognized tax benefits of approximately $4,800,000, of which approximately $4,200,000, if recognized, would affect the effective tax rate. The difference between the amount of unrecognized tax benefits and the amount that would impact the effective tax rate consists of the federal tax benefit of state income tax items.  During the first quarter of 2007, we reduced our unrecognized tax benefits by approximately $600,000 for a tax issue in Italy. We do not expect further significant changes in the amounts of unrecognized tax benefits within the next twelve months.

We are currently under audit by the Internal Revenue Service for the 2003 and 2004 tax years.  The expected completion date for this audit is April 2008.  Watts conducts business in a variety of locations throughout the world resulting in tax filings in numerous domestic and foreign jurisdictions.  We are subject to tax examinations regularly as part of the normal course of business.  Our major jurisdictions are the U.S., Canada, China, Netherlands, U.K., Germany, Italy and France.  With few exceptions we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2002.

As of January 1, 2007, we had approximately $600,000 of interest related to uncertain tax positions.  We account for interest and penalties related to uncertain tax positions as a component of income tax expense.

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

Our foreign subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials and are denominated in European currencies or the U.S. or Canadian dollar. We use foreign currency forward exchange contracts to manage the risk related to intercompany purchases that occur during the course of a year and certain open foreign currency denominated commitments to sell products to third parties. For 2007 and 2006, the amounts recorded in other income for the change in the fair value of such contracts was immaterial.

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

Item 4.  Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures.  In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily applies its judgment in evaluating and implementing possible controls and procedures. The effectiveness of our disclosure controls and procedures is also necessarily limited by the staff and other resources available to us and the geographic diversity of our operations. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  There was no change in our internal control over financial reporting that occurred during the quarter ended April 1, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  In connection with these rules, we will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Part II. OTHER INFORMATION

Item l.   Legal Proceedings

During the period covered by this quarterly report on Form 10-Q, there were no material developments with respect to our legal proceedings described in our annual report on Form 10-K for the year ended December 31, 2006.

Item 1A.  Risk Factors

This report includes statements which are not historical facts and are considered forward looking within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements reflect Watts Water Technologies, Inc.’s current views about future results of operations and other forward-looking information.  In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will” and “would” or similar words. You should not rely on forward-looking statements because Watts’ actual results may differ materially from those indicated by these forward-looking statements as a result of a number of important factors.  These factors include, but are not limited to, the following:  shortages in and pricing of raw materials and supplies including recent cost increases by suppliers of raw materials and our ability to pass these costs on to customers, loss of market share through competition, introduction of competing products by other companies, pressure on prices from competitors, suppliers, and/or customers, the identification and disclosure of material weaknesses in our internal control over financial reporting, failure to expand our markets through acquisitions, failure or delay in developing new products, lack of acceptance of new products, failure to manufacture products that meet required performance and safety standards, foreign exchange rate fluctuations, cyclicality of industries, such as plumbing and heating wholesalers and home improvement retailers, in which the Company markets certain of its products, economic factors, such as the levels of housing starts and remodeling, affecting the markets where the Company’s products are sold, manufactured, or marketed, environmental compliance costs, product liability risks, the results and timing of the Company’s manufacturing restructuring plan, changes in the status of current litigation, including the James Jones case, and other risks and uncertainties discussed under the heading “Item 1 A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities Exchange Commission and other reports we file from time to time with the Securities and Exchange Commission.

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

WATTS WATER TECHNOLOGIES, INC.

Date:	May 9, 2007	By:	/s/ Patrick S. O’Keefe
Patrick S. O’Keefe
Chief Executive Officer

Date:	May 9, 2007	By:	/s/ William C. McCartney
William C. McCartney
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description

3.1	Restated Certificate of Incorporation, as amended. (1)

3.2	Amended and Restated By-Laws, as amended. (2)

10.1	Watts Water Technologies, Inc. Management Stock Purchase Plan (Amended and Restated as of January 1, 2005), as amended.

10.2	Non-Employee Director Compensation. (2)

11	Statement Regarding Computation of Earnings per Common Share. (3)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350.

(1)           Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-11499) for the quarter ended July 3, 2005.

(2)          Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-11499) dated February 5, 2007.

(3)          Incorporated by reference to Note 6 to the Notes to Consolidated Financial Statements included in this Report.