Form 10-Q
period 2007-07-01
WATTS WATER TECHNOLOGIES INC
filed 2007-08-09
CIK 795403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 1, 2007

or

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

Large Accelerated filer ☒    Accelerated filer ☐    Non-Accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 27, 2007
Class A Common Stock, $.10 par value	31,390,495

Class B Common Stock, $.10 par value	7,293,880

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share information)

(Unaudited)

	July 1,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$327,437	$342,979
Investment securities	19,250	11,825
Trade accounts receivable, less allowance for doubtful accounts of $13,968 at July 1, 2007 and $10,543 at December 31, 2006	257,432	228,502
Inventories, net:
Raw materials	116,238	103,587
Work in process	46,195	39,593
Finished goods	188,868	173,236
Total Inventories	351,301	316,416
Prepaid expenses and other assets	21,403	15,842
Deferred income taxes	35,259	26,739
Assets of discontinued operations	10,534	10,079
Total Current Assets	1,022,616	952,382
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	408,522	391,923
Accumulated depreciation	(200,661)	(185,763)
Property, plant and equipment, net	207,861	206,160
OTHER ASSETS:
Goodwill	362,055	356,090
Other, net	140,278	146,218
TOTAL ASSETS	$1,732,810	$1,660,850

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$132,870	$120,954
Accrued expenses and other liabilities	93,972	100,437
Accrued compensation and benefits	36,866	42,593
Current portion of long-term debt	12,734	7,522
Liabilities of discontinued operations	27,483	27,852
Total Current Liabilities	303,925	299,358
LONG-TERM DEBT, NET OF CURRENT PORTION	454,932	441,697
DEFERRED INCOME TAXES	39,294	34,585
OTHER NONCURRENT LIABILITIES	53,563	52,686
MINORITY INTEREST	4,989	5,971
STOCKHOLDERS’ EQUITY:
Preferred Stock, $.10 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Class A Common Stock, $.10 par value; 80,000,000 shares authorized; 1 vote per share; issued and outstanding, 31,390,495 shares at July 1, 2007 and 31,239,111 shares at December 31, 2006	3,139	3,124
Class B Common Stock, $.10 par value; 25,000,000 shares authorized; 10 votes per share; issued and outstanding, 7,293,880 shares at July 1, 2007 and at December 31, 2006	729	729
Additional paid-in capital	374,545	367,795
Retained earnings	458,648	429,555
Accumulated other comprehensive income	39,046	25,350
Total Stockholders’ Equity	876,107	826,553
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,732,810	$1,660,850

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share information)

(Unaudited)

	Second Quarter Ended
	July 1, 2007	July 2, 2006
Net sales	350,422	$300,175
Cost of goods sold	235,781	193,492
GROSS PROFIT	114,641	106,683
Selling, general & administrative expenses	84,055	73,799
Restructuring and other charges	270	(5,676)
OPERATING INCOME	30,316	38,560
Other (income) expense:
Interest income	(3,637)	(891)
Interest expense	6,744	4,952
Minority interest	(832)	58
Other	356	(662)
	2,631	3,457
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	27,685	35,103
Provision for income taxes	9,992	12,560
INCOME FROM CONTINUING OPERATIONS	17,693	22,543
Income (loss) from discontinued operations, net of taxes	81	(97)
NET INCOME	$17,774	$22,446

BASIC EPS
Income (loss) per share:
Continuing operations	$.46	$.69
Discontinued operations	—	—
NET INCOME	$.46	$.69
Weighted average number of shares	38,659	32,654

DILUTED EPS
Income (loss) per share:
Continuing operations	$.45	$.68
Discontinued operations	—	—
NET INCOME	$.46	$.68
Weighted average number of shares	39,027	33,038

Dividends per share	$.10	$.09

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share information)

(Unaudited)

	Six Months Ended
	July 1, 2007	July 2, 2006
Net sales	696,514	$575,125
Cost of goods sold	467,207	372,458
GROSS PROFIT	229,307	202,667
Selling, general & administrative expenses	168,154	142,850
Restructuring and other charges	470	(5,441)
OPERATING INCOME	60,683	65,258
Other (income) expense:
Interest income	(7,249)	(1,309)
Interest expense	13,051	9,144
Minority interest	(1,110)	142
Other	1,077	(896)
	5,769	7,081
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	54,914	58,177
Provision for income taxes	17,174	20,547
INCOME FROM CONTINUING OPERATIONS	37,740	37,630
Income (loss) from discontinued operations, net of taxes	26	(221)
NET INCOME	$37,766	$37,409

BASIC EPS
Income (loss) per share:
Continuing operations	$.98	$1.15
Discontinued operations	—	—
NET INCOME	$.98	$1.15
Weighted average number of shares	38,615	32,623

DILUTED EPS
Income (loss) per share:
Continuing operations	$.97	$1.14
Discontinued operations	—	(.01)
NET INCOME	$.97	$1.13
Weighted average number of shares	39,005	33,015

Dividends per share	$.20	$.18

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended
	July 1,	July 2,
	2007	2006
OPERATING ACTIVITIES
Income from continuing operations	$37,740	$37,630
Adjustments to reconcile net income from continuing operations to net cash provided by (used in) continuing operating activities:
Depreciation	14,158	13,703
Amortization	5,566	3,195
Gain on disposal of property, plant and equipment	(33)	(6,655)
Stock-based compensation	2,975	1,215
Deferred income tax benefit	(3,200)	(3,348)
Other	495	(688)
Changes in operating assets and liabilities, net of effects from business acquisitions and divestures:
Accounts receivable	(25,953)	(16,375)
Inventories	(31,795)	(24,959)
Prepaid expenses and other assets	(3,439)	(3,544)
Accounts payable, accrued expenses and other liabilities	3,248	10,694
Net cash provided by (used in) continuing operations	(238)	10,868
INVESTING ACTIVITIES
Additions to property, plant and equipment	(15,098)	(29,792)
Proceeds from the sale of property, plant and equipment	464	26,486
Investments in securities	(7,500)	—
Proceeds from sale of securities	75	—
Increase in other assets	(454)	(670)
Business acquisitions, net of cash acquired	(4,627)	(82,014)
Net cash used in investing activities	(27,140)	(85,990)
FINANCING ACTIVITIES
Proceeds from long-term debt	38,279	339,775
Payments of long-term debt	(22,258)	(192,393)
Debt issue costs	—	(2,414)
Payments of capital leases	(920)	(3,181)
Share transactions under employee stock plans	789	810
Tax benefit of stock awards exercised	1,321	251
Dividends	(7,841)	(6,028)
Net cash provided by financing activities	9,370	136,820
Effect of exchange rate changes on cash and cash equivalents	3,264	695
Net cash provided by (used in) operating activities of discontinued operations	(798)	1,213
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(15,542)	63,606
Cash and cash equivalents at beginning of period	342,979	45,758
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$327,437	$109,364
NON CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of businesses
Fair value of assets acquired	$3,461	$142,104
Cash paid, net of cash acquired	4,627	82,014
(Assets acquired) liabilities assumed	$(1,166)	$60,090

Acquisition of fixed assets under capital lease	$—	$15,957
Issuance of stock under management stock purchase plan	$1,607	$614
Retirement of variable rate demand bonds with cash collateral	$—	$8,900

CASH PAID FOR:
Interest	$13,710	$7,832
Taxes	$21,684	$19,394

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the Watts Water Technologies, Inc. Consolidated Balance Sheet as of July 1, 2007, the Consolidated Statements of Operations for the second quarter and six months ended July 1, 2007 and the second quarter and six months ended July 2, 2006, and the Consolidated Statements of Cash Flows for the six months ended July 1, 2007 and the six months ended July 2, 2006.

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

The Company operates on a 52-week fiscal year ending on December 31.  Any second quarter ended data contained in this Quarterly Report on Form 10-Q reflects the results of operations for the 13-week period ended on the Sunday nearest June 30 of the respective year.

Certain amounts in the second quarter and first six months of 2006 have been reclassified to permit comparison with the 2007 presentation. These reclassifications had no effect on reported results of operations or stockholders’ equity.

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

Goodwill and Long-Lived Assets

The changes in the carrying amount of goodwill by geographic segment from December 31, 2006 to July 1, 2007 are as follows:

	North America	Europe	China	Total
	(in thousands)

Carrying amount at the beginning of period	$198,863	$147,903	$9,324	$356,090
Adjustments to goodwill during the period	(32)	736	1,756	2,460
Effect of change in exchange rates used for translation	424	2,828	253	3,505
Carrying amount at end of period	$199,255	$151,467	$11,333	$362,055

Other intangible assets include the following and are presented in “Other Assets: Other, net”, in the July 1, 2007 Consolidated Balance Sheet:

	Gross Carrying Amount	Accumulated Amortization
	(in thousands)

Patents	$13,416	$(5,740)
Customer relationships	64,074	(11,022)
Technology	7,513	(1,760)
Other	16,304	(5,048)
Total amortizable intangibles	101,307	(23,570)
Intangible assets not subject to amortization	50,539	—
Total	$151,846	$(23,570)

Aggregate amortization expense for amortized intangible assets for the second quarters of 2007 and 2006 was $2,769,000 and

$1,800,000, respectively, and for the six-month periods of 2007 and 2006 was $5,566,000 and $3,195,000, respectively. Additionally, future amortization expense on amortizable intangible assets approximates $4,740,000 for the remainder of 2007, $8,827,000 for 2008, $8,539,000 for 2009, $8,515,000 for 2010 and $8,078,000 for 2011. Amortization expense is provided on a straight-line basis over the estimated useful lives of the intangible assets. The weighted-average remaining life of total amortizable intangible assets is 11.5 years. Patents, customer relationships, technology and other amortizable intangibles have weighted-average remaining lives of 10.0 years, 9.8 years, 6.8 years and 22.9 years, respectively. Intangible assets not subject to amortization primarily include trademarks and unpatented technology.

Stock-Based Compensation

The Company maintains three stock incentive plans under which key employees and outside directors have been granted outstanding incentive stock options (ISOs) and nonqualified stock options (NSOs) to purchase the Company’s Class A Common Stock. Only one plan, the 2004 Stock Incentive Plan, is currently available for the grant of new equity awards. Stock options granted under prior plans became exercisable over a five-year period at the rate of 20% per year and expire ten years after the date of grant. Under the 2004 Stock Incentive Plan, options become exercisable over a four -year period at the rate of 25% per year and expire ten years after the grant date. ISOs and NSOs granted under the plans may have exercise prices of not less than 100% and 50% of the fair market value of the Common Stock on the date of grant, respectively. The Company’s current practice is to grant all options at fair market value on the grant date.  The Company did not grant any options in the first six months of 2007 or 2006.

The Company also grants shares of restricted stock to key employees and non-employee members of the Company’s Board of Directors under the 2004 Stock Incentive Plan, which vest either immediately or over a three-year period at the rate of one-third per year. The restricted stock awards are amortized to expense on a straight-line basis over the vesting period.  The Company did not grant any restricted stock in the first six months of 2007 or 2006.

The Company also has a Management Stock Purchase Plan that allows for the granting of Restricted Stock Units (RSUs) to key employees.  On an annual basis, key employees may elect to receive a portion of their annual incentive compensation in RSUs instead of cash.  Each RSU provides the key employee with the right to purchase a share of Class A Common Stock at 67% of the fair market value on the date of grant.  RSUs vest annually over a three-year period from the grant date.  An aggregate of 2,000,000 shares of Class A Common Stock may be issued under the Management Stock Purchase Plan.  The Company granted 159,869 RSUs and 87,125 RSUs in the first quarter of 2007 and 2006, respectively.

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

Shipping and Handling

The Company’s shipping costs included in selling, general and administrative expense were $10,197,000 and $9,217,000 for the second quarters of 2007 and 2006, respectively, and were $19,659,000 and $17,742,000 for the first six months of 2007 and 2006, respectively.

Research and Development

Research and development costs included in selling, general and administrative expense were $3,755,000 and $3,137,000 for the second quarters of 2007 and 2006, respectively, and were $7,632,000 and $6,309,000 for the first six months of 2007 and 2006, respectively.

Taxes, Other than Income Taxes

Taxes assessed by governmental authorities on sale transactions are recorded on a net basis and excluded from sales, in the Company’s consolidated statement of operations.

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

As of the adoption date, the Company had gross unrecognized tax benefits of approximately $4,800,000, of which approximately $4,200,000, if recognized, would affect the effective tax rate. The difference between the amount of unrecognized tax benefits and the amount that would impact the effective tax rate consists of the federal tax benefit of state income tax items.   During the first six months of 2007, the Company reduced its unrecognized tax benefits by approximately $600,000 for a tax issue in Italy.  The Company does not expect further significant changes in the amounts of unrecognized tax benefits within the next twelve months.

The Company is currently under audit by the Internal Revenue Service for the 2003 and 2004 tax years.  The expected completion date for this audit is April 2008.  Watts conducts business in a variety of locations throughout the world resulting in tax filings in numerous domestic and foreign jurisdictions.  The Company is subject to tax examinations regularly as part of the normal course of business.  The Company’s major jurisdictions are the U.S., Canada, China, Netherlands, U.K., Germany, Italy and France.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2002.

As of January 1, 2007 and July 1, 2007, the Company had approximately $600,000 of interest related to uncertain tax positions.  The Company accounts for interest and penalties related to uncertain tax positions as a component of income tax expense.

New Accounting Standards

In February 2007, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards Board Statement (FAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment to FAS No. 115,” (FAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value.  FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged.  The Company does not expect to measure its financial instruments at fair value and therefore does not expect the adoption of FAS 159 to have a material impact on its consolidated financial statements.

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

3. Discontinued Operations

In September 1996, the Company divested its Municipal Water Group businesses, which included Henry Pratt, James Jones Company and Edward Barber and Company Ltd.  The 2007 income is due to reserve adjustments, net of charges, and the 2006 expenses primarily relate to legal and settlement costs associated with the James Jones Litigation, which is described in Part I, Item 1, “Product Liability, Environmental and Other Litigation Matters” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Condensed operating statements and balance sheets for discontinued operations are summarized below:

	Second Quarter Ended
	July 1, 2007	July 2, 2006
	(in thousands)
Income (expenses)- Municipal Water Group	$133	$(159)
Income (loss) before income taxes	133	(159)
Income tax (charge) benefit	(52)	62
Income (loss) from discontinued operations, net of taxes	$81	$(97)

	Six Months Ended
	July 1, 2007	July 2, 2006
	(in thousands)
Income (expenses)- Municipal Water Group	$43	$(359)
Income (loss) before income taxes	43	(359)
Income tax (charge) benefit	(17)	138
Income (loss) from discontinued operations, net of taxes	$26	$(221)

	July 1, 2007	December 31, 2006
	(in thousands)
Prepaid expenses and other assets	$494	$328
Deferred income taxes	10,040	9,751
Assets of discontinued operations	$10,534	$10,079
Accrued expenses and other liabilities	27,483	27,852
Liabilities of discontinued operations	$27,483	$27,852

The assets and liabilities at July 1, 2007 and December 31, 2006 primarily relate to the reserves for the James Jones Litigation.

4. Derivative Instruments

The Company uses foreign currency forward exchange contracts as an economic hedge to reduce the impact of currency fluctuations on certain anticipated intercompany purchase transactions that are expected to occur during the next six months and certain other foreign currency transactions. Realized and unrealized gains and losses on the contracts are recognized in other income/expense. These contracts do not subject the Company to significant market risk from exchange movement because they offset gains and losses on the related foreign currency denominated transactions. At July 1, 2007 and July 2, 2006, unrealized losses on the contracts were approximately $336,000 and $105,000, respectively.

The Company occasionally uses commodity futures contracts to fix the price on a portion of certain raw materials used in the manufacturing process. At July 1, 2007 and July 2, 2006, the Company had no commodity contracts.

5. Restructuring and Other Charges

For the second quarter of 2007, the Company recorded charges of $129,000 in costs of goods sold and $270,000 in restructuring and other charges for accelerated depreciation related to the Company’s relocation and restructuring plan for its 60% owned Chinese joint venture.  The Company also recognized income of $122,000 in minority interest representing the 40% liability of its Chinese joint venture partner in the restructuring plan. For the second quarter of 2006, the Company recorded pre-tax income of $5,676,000 to restructuring and other charges which consisted of a gain of approximately $6,500,000 related to a building sale in Italy partially offset by costs of $824,000 primarily for severance costs related to the Company’s European and Chinese restructuring plans.

For the first six months of 2007, the Company recorded charges of $224,000 in costs of goods sold and $470,000 in restructuring and other charges for accelerated depreciation related to the Company’s relocation and restructuring plan for its 60% owned Chinese joint venture.  The Company also recognized income of $211,000 in minority interest representing the 40% liability of its Chinese joint venture partner in the restructuring plan. For the first six months of 2006, the Company recorded charges of $7,000 in costs of goods sold and pre-tax income of $5,441,000 in restructuring and other charges which consisted of a gain of approximately $6,500,000 related to the sale of a building in Italy, partially offset by costs of $1,059,000 primarily for severance costs related to the Company’s European and Chinese restructuring plans.

In the first six months of 2007, the Company paid approximately $1,530,000 of previously accrued severance costs. At July 1, 2007, the remaining restructuring liability approximated $2,660,000.

6. Earnings per Share

The following tables set forth the reconciliation of the calculation of earnings per share:

	For the Second Quarter Ended July 1, 2007
	Income	Shares	Per Share Amount
	(Numerator)	(Denominator)
	(amounts in thousands, except share and per share amounts)
Basic EPS
Income from continuing operations	$17,693	38,658,524	$.46
Income from discontinued operations	81		—
Net income	$17,774		$.46
Effect of dilutive securities
Common stock equivalents		368,546
Diluted EPS
Income from continuing operations	$17,693		$.45
Income from discontinued operations	81		—
Net income	$17,774	39,027,070	$.46

	For the Second Quarter Ended July 2, 2006
	Income	Shares	Per Share Amount
	(Numerator)	(Denominator)
	(amounts in thousands, except share and per share amounts)
Basic EPS
Income from continuing operations	$22,543	32,653,524	$.69
Loss from discontinued operations	(97)		—
Net income	$22,446		$.69
Effect of dilutive securities
Common stock equivalents		384,669
Diluted EPS
Income from continuing operations	$22,543		$.68
Loss from discontinued operations	(97)		—
Net income	$22,446	33,038,193	$.68

	For the Six Months Ended July 1, 2007
	Income	Shares	Per Share Amount
	(Numerator)	(Denominator)
	(amounts in thousands, except share and per share amounts)
Basic EPS
Income from continuing operations	$37,740	38,615,277	$.98
Income from discontinued operations	26		—
Net income	$37,766		$.98
Effect of dilutive securities
Common stock equivalents		389,283
Diluted EPS
Income from continuing operations	$37,740		$.97
Income from discontinued operations	26		—
Net income	$37,766	39,004,560	$.97

	For the Six Months Ended July 2, 2006
	Income	Shares	Per Share Amount
	(Numerator)	(Denominator)
	(amounts in thousands, except share and per share amounts)
Basic EPS
Income from continuing operations	$37,630	32,622,658	$1.15
Loss from discontinued operations	(221)		—
Net income	$37,409		$1.15
Effect of dilutive securities
Common stock equivalents		392,151
Diluted EPS
Income from continuing operations	$37,630		$1.14
Loss from discontinued operations	(221)		(.01)
Net income	$37,409	33,014,809	$1.13

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

The following is a summary of the Company’s significant accounts and balances by segment, reconciled to the consolidated totals:

	North America	Europe	China	Corporate (*)	Consolidated
	(in thousands)
For the quarter ended July 1, 2007
Net sales	$224,452	$108,222	$17,748	$—	$350,422
Operating income (loss)	20,216	12,833	4,015	(6,748)	30,316
Capital expenditures	3,274	3,982	1,608	—	8,864
Depreciation and amortization	4,310	3,294	1,748	—	9,352

For the quarter ended July 2, 2006
Net sales	$208,249	$83,857	$8,069	$—	$300,175
Operating income (loss)	25,959	15,608	2,397	(5,404)	38,560
Capital expenditures	3,048	19,111	532	—	22,691
Depreciation and amortization	4,378	3,446	1,576	—	9,400

As of and for the six months ended July 1, 2007
Net sales	$442,777	$223,767	$29,970	$—	$696,514
Operating income (loss)	41,415	27,243	6,064	(14,039)	60,683
Identifiable assets	1,062,933	532,373	137,504	—	1,732,810
Long-lived assets	99,521	81,234	27,106	—	207,861
Intangibles	73,471	45,268	9,537	—	128,276
Capital expenditures	6,214	6,586	2,298	—	15,098
Depreciation and amortization	8,682	7,800	3,242	—	19,724

As of and for the six months ended July 2, 2006
Net sales	$404,815	$156,116	$14,194	$—	$575,125
Operating income (loss)	48,527	25,178	3,412	(11,859)	65,258
Identifiable assets	799,219	464,890	110,859	—	1,374,968
Long-lived assets	98,979	86,307	30,208	—	215,494
Intangibles	77,859	28,067	5,605	—	111,531
Capital expenditures	6,436	22,292	1,064	—	29,792
Depreciation and amortization	8,807	5,515	2,576	—	16,898

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

The North American segment consists of U.S. net sales of $208,294,000 and $193,857,000 for the second quarters of 2007 and 2006, respectively, and $412,366,000 and $376,763,000 for the first six months of 2007 and 2006, respectively. The North American segment also consists of U.S. long-lived assets of $92,497,000 and $92,047,000 at July 1, 2007 and July 2, 2006, respectively.

Intersegment sales for the second quarter ended July 1, 2007 for North America, Europe and China were $1,739,000, $1,304,000 and $47,318,000, respectively.  Intersegment sales for the second quarter ended July 2, 2006 for North America, Europe and China were $2,012,000, $673,000 and $18,162,000, respectively.

Intersegment sales for the six months ended July 1, 2007 for North America, Europe and China were $3,782,000, $2,597,000 and $69,338,000, respectively.  Intersegment sales for the six months ended July 2, 2006 for North America, Europe and China were $3,432,000, $1,230,000 and $32,388,000, respectively.

8. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of the following:

	Foreign Currency Translation and Other	Pension Adjustment	Accumulated Other Comprehensive Income (Loss)
	(in thousands)

Balance December 31, 2006	$38,096	$(12,746)	$25,350
Change in period	3,216	1,482	4,698
Balance April 1, 2007	41,312	(11,264)	30,048
Change in period	8,436	562	8,998
Balance July 1, 2007	$49,748	$(10,702)	$39,046

Balance December 31, 2005	$13,090	$(7,827)	$5,263
Change in period	4,611	—	4,611
Balance April 2, 2006	17,701	(7,827)	9,874
Change in period	6,841	—	6,841
Balance July 2, 2006	$24,542	$(7,827)	$16,715

Accumulated other comprehensive income (loss) in the consolidated balance sheets as of July 1, 2007 and July 2, 2006 consists primarily of cumulative translation adjustments and unrecognized pension related prior service costs and net actuarial loss.  The Company’s total comprehensive income was as follows:

	Second Quarter Ended
	July 1, 2007	July 2, 2006
	(in thousands)

Net income	$17,774	$22,446
Foreign currency translation adjustments and other	8,998	6,841
Total comprehensive income	$26,772	$29,287

	Six Months Ended
	July 1, 2007	July 2, 2006
	(in thousands)

Net income	$37,766	$37,409
Foreign currency translation adjustments and other	12,214	11,452
Total comprehensive income	$49,980	$48,861

9. Debt

On April 27, 2006, the Company completed a private placement of $225,000,000 of 5.85% senior unsecured notes due April 2016 (the 2006 Note Purchase Agreement). The 2006 Note Purchase Agreement includes operational and financial covenants with which the Company is required to comply, including, among others, maintenance of certain financial ratios and restrictions on additional indebtedness, liens and dispositions. Events of default under the 2006 Note Purchase Agreement include failure to comply with its financial and operational covenants, as well as bankruptcy and other insolvency events. The Company may, at its option, upon notice to the noteholders, prepay at any time all or part of the notes in an amount not less than $1 million by paying the principal amount plus a make-whole amount, which is dependent upon the yield of respective U.S. Treasury Securities. The Company used the net proceeds from the private placement to repay $147,000,000 outstanding under its revolving credit facility. The Company expects to use the balance of the net proceeds to finance future acquisitions and for general corporate purposes. As of July 1, 2007, the Company was in compliance with all covenants related to the 2006 Note Purchase Agreement. The payment of interest on the senior unsecured notes is due semi-annually on April 30th and October 30th of each year. Additionally, the Company amended its 2003 Note Purchase Agreement to reflect the existence of the subsidiary guarantors and to substantially conform certain provisions of the 2003 Note Purchase Agreement to the 2006 Note Purchase Agreement.

On April 27, 2006, the Company amended and restated its unsecured revolving credit facility with a syndicate of banks (as amended, the revolving credit facility). The revolving credit facility provides for multi-currency unsecured borrowings and stand-by letters of credit of up to $350,000,000 and expires in April 2011. Borrowings outstanding under the revolving credit facility bear interest at a fluctuating rate per annum equal to an applicable percentage equal to (i) in the case of Eurocurrency rate loans, the British Bankers Association LIBOR rate plus an applicable percentage of 0.60%, which is determined by reference to the Company’s consolidated leverage ratio and debt rating, or (ii) in the case of base rate loans and swing line loans, the higher of (a) the federal funds rate plus 0.5% and (b) the rate of interest in effect for such day as announced by Bank of America, N.A. as its “prime rate.” For the first six months of 2007, the average interest rate under the revolving credit facility for euro-based borrowings was approximately 4.3%. The revolving credit facility includes operational and financial covenants customary for facilities of this type, including, among others, restrictions on additional indebtedness, liens and investments and maintenance of certain leverage ratios. As of July 1, 2007, the Company was in compliance with all covenants related to the revolving credit facility; had $211,882,000 of unused and potentially available credit under the revolving credit facility; had no U.S dollar denominated debt and $104,362,000 of euro-based borrowings outstanding on its revolving credit facility; and had $33,756,000 for stand-by letters of credit outstanding on its revolving credit facility.

Effective July 1, 2005, the Company entered into a three-year interest rate swap with a counter party for a notional amount of €25,000,000, which was outstanding under the revolving credit facility.  The Company swapped three-month EURIBOR plus 0.6% for a fixed rate of 3.02%. At July 2, 2006, the fair value of the swap was approximately $793,000, which was recorded as a reduction of interest expense for the second quarter of 2006. The swap was terminated on October 3, 2006.

On December 28, 2005, the closing date of the Dormont Manufacturing Company (Dormont) acquisition, Dormont had long-term debt outstanding of $8,900,000 in the form of two series of taxable variable rate demand bonds (1998 Series with $1,500,000 outstanding and the 2000 Series with $7,400,000 outstanding) which, due to the provisions of the trust agreements, could only be redeemed at dates subsequent to the closing.  Each of these bonds was secured by a letter of credit from a bank, which maintained a security interest in the assets of Dormont.  As a condition of the purchase and to gain the bank’s consent to the sale of Dormont to the Company, Dormont’s former owners were required to establish a cash collateral account for the bonds in an amount equal to the potential obligation of Dormont to the bank under the letter of credit reimbursement agreements. The entire obligation under the bonds approximated $9,096,000, which represented the $8,900,000 in bond principal plus interest and related fees.  At closing, a portion of the Dormont purchase price was placed in a cash collateral account as a guarantee of payment.  The Company recorded this escrow deposit in prepaid expenses and other assets at December 31, 2005. The 1998 series bonds were repaid in full on January 17, 2006 and the 2000 series bonds were repaid in full on February 1, 2006 by the former owners using the cash collateral account.

10.  Contingencies and Environmental Remediation

As disclosed in Part I, Item 1, “Product Liability, Environmental and Other Litigation Matters” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, the Company is a party to litigation described as the James Jones Litigation and is also engaged in certain environmental remediation. This disclosure reported that the Relator had appealed the ruling of the California Superior Court for Los Angeles County that dismissed the claims of the remaining Phase II cities.  On June 29, 2007, the Relator’s appeal of the Phase II cities ruling was dismissed by the California Court of Appeal, but this appeal could be filed again at the end of the Armenta v. James Jones case in the trial court.  This disclosure also reported that in the insurance coverage case with Zurich American Insurance Company, Zurich had appealed the denial of its motion to set aside as void the November 22, 2002 and August 6, 2004 summary adjudication indemnity payment orders.  Zurich’s appeal was dismissed on March 5, 2007, and, on June 13, 2007, the California Supreme Court declined to review this dismissal.  There have been no other material developments with respect to the Company’s contingencies and environmental remediation proceedings during the quarter and six months ended July 1, 2007.

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

In September 2006, the FASB issued FAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (FAS 158). This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. In addition, the measurement date (the date as of which plan assets and the benefit obligations are measured) is required to be the Company’s fiscal year end. Except for the measurement date provisions, which are not effective until fiscal years ending after December 15, 2008, the provisions of FAS 158 were effective for fiscal years ending after December 15, 2006 and, as such, were adopted during 2006.

The Company has early-adopted the measurement date provisions of FAS 158 effective January 1, 2007. The Company’s pension plans previously used a September 30 measurement date. All plans are now measured as of December 31, consistent with the Company’s fiscal year end. The non-cash effect of the adoption of the measurement date provisions of FAS 158 increased stockholders’ equity by approximately $100,000 and decreased long-term liabilities by approximately $129,000. There was no effect on the Company’s results of operations.

The components of net periodic benefit cost are as follows:

	Second Quarter Ended
	July 1, 2007	July 2, 2006
	(in thousands)
Service cost—benefits earned	$945	$887
Interest costs on benefits obligation	1,068	945
Expected return on assets	(1,071)	(875)
Prior service cost amortization	50	71
Net actuarial loss amortization	231	303
Net periodic benefit cost	$1,223	$1,331

	Six Months Ended
	July 1, 2007	July 2, 2006
	(in thousands)
Service cost—benefits earned	$1,890	$1,774
Interest costs on benefits obligation	2,136	1,890
Expected return on assets	(2,142)	(1,750)
Prior service cost amortization	100	142
Net actuarial loss amortization	462	606
Net periodic benefit cost	$2,446	$2,662

The information related to the Company’s pension funds cash flow is as follows:

	Six Months Ended
	July 1, 2007	July 2, 2006
	(in thousands)

Employer contributions	$78	$3,162

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

We operate on a 52-week fiscal year ending on December 31.  Any second quarter ended data contained in this Quarterly Report on Form 10-Q reflects the results of operations for the 13-week period ended on the Sunday nearest June 30 of the respective year.

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

We require substantial amounts of raw materials to produce our products, including bronze, brass, cast iron, steel and plastic, and substantially all of the raw materials we require are purchased from outside sources. We have experienced increases in the costs of certain raw materials, particularly copper and nickel. Bronze and brass are copper-based alloys. Nickel is a significant commodity used to make stainless steel. The spot price of copper and nickel increased approximately 19% and 5%, respectively, from December 31, 2006 to July 1, 2007.

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

On June 2, 2006, we acquired the assets and business of Calflex Manufacturing, Inc. (Calflex) located in Vernon, California and the stock of Ningo Best Metal & Plastic Manufacturing, Ltd (Ningbo) located in Ningbo, China for an aggregate of approximately $6,300,000. The allocation for intangible assets is approximately $2,089,000. The amount recorded as intangible assets is primarily for customer relationships that have estimated useful lives of 12 years and trade names with indefinite lives. Calflex and Ningbo distribute and manufacture water connectors.

On May 19, 2006, we acquired 100% of the outstanding stock of ATS Expansion Group (ATS) located in Sorgues, Grenoble and Hautvillers, France for approximately $62,100,000, which is net of cash acquired of approximately $5,600,000 plus assumed debt of approximately $14,100,000.  The allocations for goodwill and intangible assets are approximately $33,550,000 and $25,590,000, respectively. The amount recorded as intangible assets is primarily for customer relationships with estimated useful lives of 6 years, patents with estimated useful lives from 6 to 12 years and trade names with indefinite lives. ATS’ products include a broad range of fittings, valves and manifolds for water, gas and heating applications and stainless steel flexible hoses.

On April 26, 2006, we acquired the assets and business of Changsha Valve Works (Changsha) located in Changsha, China for approximately $9,200,000. The allocations for goodwill and intangible assets are approximately $5,144,000 and $3,655,000, respectively. The amount recorded as intangible assets is primarily for non-compete agreements that have estimated useful lives of 10 years and customer order backlog with an estimated useful life of 1 year.  Changsha is a leading manufacturer of large diameter hydraulic-actuated butterfly valves for thermo-power and hydro-power plants, water distribution projects and water works projects in China.

On April 5, 2006, we completed the planned increase of our ownership in Watts Stern Rubinetti, S.r.l. (Stern) from 85% to 100%. The price paid for this additional 15% interest was approximately $387,000.

Results of Operations

Second Quarter Ended July 1, 2007 Compared to Second Quarter Ended July 2, 2006

Net Sales.  Our business is reported in three geographic segments: North America, Europe and China. Our net sales in each of these segments for each of the second quarters of 2007 and 2006 were as follows:

	Second Quarter Ended July 1, 2007		Second Quarter Ended July 2, 2006			% Change to Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales
	(dollars in thousands)
North America	$224,452	64.1%	$208,249	69.4%	$16,203	5.4%
Europe	108,222	30.9	83,857	27.9	24,365	8.1
China	17,748	5.0	8,069	2.7	9,679	3.2
Total	$350,422	100%	$300,175	100%	$50,247	16.7%

The increase in net sales is attributable to the following:

					Change As a % of Consolidated Net Sales				Change As a % of Segment Net Sales
	North America	Europe	China	Total	North America	Europe	China	Total	North America	Europe	China
	(dollars in thousands)
Internal growth	$14,851	$4,997	$6,735	$26,583	5.0%	1.7%	2.2%	8.9%	7.2%	6.0%	83.5%
Foreign exchange	261	6,195	618	7,074	-	2.1	.2	2.3	.1	7.4	7.7
Acquisitions	1,091	13,173	2,326	16,590.4		4.3	.8	5.5	.5	15.7	28.8
Total	$16,203	$24,365	$9,679	$50,247	5.4%	8.1%	3.2%	16.7%	7.8%	29.1%	120.0%

The internal growth in net sales in North America was primarily due to increased unit selling prices and increased unit sales in certain product lines into the wholesale market. Our wholesale market in the second quarter of 2007, excluding the sales from the acquisition of Calflex, grew by 11.1% compared to the second quarter of 2006. This was primarily due to increased sales of our backflow products. Our sales into the North American DIY market in the second quarter of 2007 decreased by 7.1% compared to the second quarter of 2006 primarily due to decreased unit sales of our residential brass and tubular products partially offset by increased prices in certain product lines.

The acquired growth in net sales in North America was due to the inclusion of net sales of Calflex acquired on June 2, 2006.

The internal growth in net sales in Europe resulted primarily from increased sales in the European OEM market. This is primarily due to price increases and increased unit shipments of under-floor radiant heating and solar product lines. Excluding the sales from the acquisitions of ATS, Kimsafe and Teknigas, our sales into the OEM market in the second quarter of 2007 grew by 17.8%, while we experienced a decrease of 4.1% in the European wholesale market, compared to the second quarter of 2006.

The acquired growth in net sales in Europe was due to the inclusion of the net sales of ATS, acquired on May 19, 2006, Kimsafe, acquired on June 7, 2006, and Teknigas, acquired on August 14, 2006.

The internal sales growth in China was primarily due to increased sales in both the Chinese domestic and export markets, which amounted to approximately $3,484,000 and the elimination of a one-month reporting lag in two of our Chinese entities, which amounted to approximately $3,251,000.

The acquired growth in net sales in China was due to the inclusion of the net sales of Changsha, acquired on April 26, 2006.

The increases in net sales due to foreign exchange in North America, Europe and China were primarily due to the appreciation of the Canadian dollar, the euro and the yuan, respectively, against the U.S. dollar. We cannot predict whether these currencies will continue to appreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

Gross Profit. Gross profit and gross profit as a percent of net sales (gross margin) for the second quarters of 2007 and 2006 were as follows:

	Second Quarter Ended
	July 1, 2007	July 2, 2006	Point Change
	(dollars in thousands)
Gross profit	$114,641	$106,683
Gross margin	32.7%	35.5%	(2.8)%

Gross margin decreased in the second quarter of 2007 compared to second quarter of 2006 primarily due to increased material costs.  The North American margin for the second quarter of 2007 was affected by cost increases for copper-based alloys and stainless steel products, which exceeded realized sales price increases and a net charge of approximately $2,945,000 related to an increase in our workers compensation reserve primarily due to a change in estimate. The European margin remained relatively flat primarily due to higher margins contributed by recent acquisitions and price increases, which were partially offset by increased material costs and a change in mix to lower margin products. Our China segment’s gross margin decreased primarily due to higher material costs, value added tax increases and a shift in product mix.

Selling, General and Administrative Expenses.  Selling, General and Administrative, or SG&A, expenses for the second quarter of 2007 increased $10,256,000, or 13.9%, compared to the second quarter of 2006.  The increase in SG&A expenses was attributable to the following:

	(in thousands)	% Change

Internal growth	$4,574	6.2%
Foreign exchange	1,457	2.0
Acquisitions	4,225	5.7
Total	$10,256	13.9%

The internal increase in SG&A expenses was primarily due to increased product liability costs, increased variable selling expenses due to increased sales volumes, the elimination of a one-month reporting lag in two of our Chinese entities and increased stock-based compensation costs, partially offset by decreased compensation costs.  The increase in SG&A expenses from foreign exchange was primarily due to the appreciation of the euro against the U.S. dollar.  The increase in SG&A expenses from acquisitions was due to the inclusion of Changsha, ATS, Calflex, Ningbo, Kimsafe and Teknigas. Total SG&A expenses, as a percentage of sales, was 24.0% in the second quarter of 2007 compared to 24.6% in the second quarter of 2006.

Restructuring and Other Charges.  In the second quarter of 2007, we recorded  $270,000 of accelerated depreciation related to the relocation and restructuring plan for our 60% owned Chinese joint venture.  In the second quarter of 2006, we recorded a gain of approximately $6,500,000 related to the sale of a building in Italy. This gain was partially offset by charges of $824,000 primarily for severance costs related to our European and Chinese restructuring plans.

Operating Income.  Operating income by geographic segment for the second quarters of 2007 and 2006 was as follows:

	Second Quarter Ended			% Change to Consolidated
	July 1, 2007	July 2, 2006	Change	Operating Income
	(dollars in thousands)

North America	$20,216	$25,959	$(5,743)	(14.9)%
Europe	12,833	15,608	(2,775)	(7.2)
China	4,015	2,397	1,618	4.2
Corporate	(6,748)	(5,404)	(1,344)	(3.5)
Total	$30,316	$38,560	$(8,244)	(21.4)%

The increase (decrease) in operating income is attributable to the following:

						Change As a % of Consolidated Operating Income					Change As a % of Segment Operating Income
	North America	Europe	China	Corp.	Total	North America	Europe	China	Corp.	Total	North America	Europe	China	Corp.
	(dollars in thousands)
Internal growth	$(5,504)	$186	$1,635	$(1,344)	$(5,027)	(14.3)%	.5%	4.2%	(3.5)%	(13.1)%	(21.2)%	1.2%	68.2%	(24.9)%
Foreign exchange	67	697	116	—	880.2		1.8	.3	—	2.3	.3	4.5	4.9	—
Acquisitions	(306)	2,082	195	—	1,971	(.8)	5.4	.5	—	5.1	(1.2)	13.3	8.1	—
Restructuring	—	(5,740)	(328)	—	(6,068)	-	(14.9)	(.8)	—	(15.7)	-	(36.8)	(13.7)	—
Total	$(5,743)	$(2,775)	$1,618	$(1,344)	$(8,244)	(14.9)%	(7.2)%	4.2%	(3.5)%	(21.4)%	(22.1)%	(17.8)%	67.5%	(24.9)%

The decrease in internal operating income in North America was primarily due to increased material costs, a net charge of approximately $2,945,000 related to an increase in our workers compensation reserve primarily due to a change in estimate and increased product liability costs, partially offset by decreased compensation costs.  The acquired decrease is due to the inclusion of operating results from Calflex.

Europe’s internally generated operating income was essentially flat due to our ability to leverage SG&A expenses, which was partially offset by increased material costs.  In the second quarter of 2007, we did not record any costs associated with our manufacturing restructuring plan compared to a net gain of $5,740,000 for the same period in 2006, primarily for a sale of a building in Italy. The increase in operating income from foreign exchange was primarily due to the appreciation of the euro against the U.S. dollar. We cannot predict whether the euro will continue to appreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our operating income. The acquired growth in Europe is due to the inclusion of the operating income from ATS, Kimsafe and Teknigas.

The increase in internal growth in China was primarily attributable to increased production levels at our wholly owned manufacturing plants, partially offset by increased SG&A expense. The acquired growth in China was primarily due to the inclusion of the operating income of Changsha. In the second quarter of 2007, we recorded $399,000 of accelerated depreciation associated with our manufacturing restructuring plan in China compared to $71,000 for the comparable period of 2006. The elimination of a one-month reporting lag in two of our Chinese entities did not have a material impact on China’s operating income. We anticipate recording an additional $900,000 in accelerated depreciation and relocation costs for the remainder of 2007.

The decrease in internal operating income in Corporate was primarily attributable to increased stock-based compensation costs and the timing of costs for complying with Section 404 of the Sarbanes-Oxley Act of 2002 (SOX) partially offset by decreased compensation costs. We expect SOX costs to decrease on a full year basis compared to 2006.

Interest Income.   Interest income increased $2,746,000, or 308.2%, in the second quarter of 2007 compared to the second quarter of 2006, primarily due to the investment of net proceeds of approximately $219,000,000 from the public offering of 5,750,000 shares of our class A common stock in November 2006 and the investment of the residual proceeds from the $225,000,000 private placement of senior notes in April 2006.

Interest Expense.  Interest expense increased $1,792,000, or 36.2%, for the second quarter of 2007 compared to the second quarter of 2006, primarily due to our April 27, 2006 issuance of $225,000,000 5.85% senior notes due in 2016 and increased debt levels for acquisitions along with increases in the average variable rates charged on the revolving credit facility.

Other (Income) Expense.  Other (income) expense increased $1,018,000 for the second quarter of 2007 compared to the second quarter of 2006, primarily due to currency movements. Foreign currency losses were recorded in Europe, Canada and China in 2007, whereas foreign currency gains were recorded in 2006.

Income Taxes. Our effective tax rate for continuing operations increased to 36.1% in the second quarter of 2007 from 35.8% in the second quarter of 2006.  The increase is primarily due to recording a valuation allowance related to deferred tax assets of our 60% owned Chinese joint venture, partially offset by a shift in income mix to Europe and China that have lower effective tax rates than our overall rate. We also had a lower effective tax rate in Europe in 2007 due to the 2006 gain on the sale of a building in Italy that was taxed at a higher than average rate.

Income From Continuing Operations.  Income from continuing operations for the second quarter of 2007 decreased $4,850,000, or 21.5%, to $17,693,000, or $0.45 per common share, from $22,543,000, or $0.68 per common share, for the second quarter of 2006, in each case, on a diluted basis.   Income from continuing operations for the second quarters of 2007 and 2006 included costs, net of tax, from our restructuring plan of $181,000, or $0.00 per common share, and income, net of tax, of $3,554,000, or $0.11 per common share, respectively. The gain on the sale of our Italian building in the second quarter of 2006 resulted in an after-tax gain of $4,100,000, or $0.12 per share. The appreciation of the euro, Chinese yuan and Canadian dollar against the U.S. dollar resulted in a positive impact on income from continuing operations of $0.01 per common share for the second quarter of 2007 compared to the comparable period last year. We cannot predict whether the euro, Canadian dollar or yuan will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net income.

Additionally, in November 2006, the Company completed a public offering of 5,750,000 shares of Class A common stock and received net proceeds of approximately $219,000,000. The interest earned on the net proceeds provided approximately $1,920,000 in after-tax income in the second quarter of 2007. The issuance of an additional 5,750,000 shares had a dilutive impact on earnings per share of $0.02 per share in the second quarter of 2007, after considering the interest income from the net proceeds.

Income (Loss) From Discontinued Operations.  We recorded income, net of tax, from discontinued operations for the second quarter of 2007 of $81,000, or $0.00 per common share, and expense for the second quarter of 2006 of $97,000, or $0.00 per common share, in each case, on a diluted basis. The 2007 income is due to reserve adjustments net of charges, and the 2006 charges were primarily attributable to legal fees associated with the James Jones litigation, as described in Part I, Item 1. “Business-Product Liability, Environmental and Other Litigation Matters” in our Annual Report on Form 10-K for the year ended December 31, 2006.”

Six Months Ended July 1, 2007 Compared to Six Months Ended July 2, 2006

Net Sales.  Our business is reported in three geographic segments: North America, Europe and China. Our net sales in each of these segments for each of the six months ended 2007 and 2006 were as follows:

	Six Months Ended July 1, 2007		Six Months Ended July 2, 2006			% Change to Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales
	(dollars in thousands)
North America	$442,777	63.6%	$404,815	70.4%	$37,962	6.6%
Europe	223,767	32.1	156,116	27.1	67,651	11.8
China	29,970	4.3	14,194	2.5	15,776	2.7
Total	$696,514	100%	$575,125	100%	$121,389	21.1%

The increase in net sales is attributable to the following:

					Change As a % of Consolidated Net Sales				Change As a % of Segment Net Sales
	North America	Europe	China	Total	North America	Europe	China	Total	North America	Europe	China
	(dollars in thousands)
Internal growth	$35,061	$17,875	$9,036	$61,972	6.1%	3.1%	1.6%	10.8%	8.7%	11.4%	63.7%
Foreign exchange	149	13,858	942	14,949	—	2.4	.1	2.6	—	8.9	6.6
Acquisitions	2,752	35,918	5,798	44,468.5		6.3	1.0	7.7	.7	23.0	40.8
Total	$37,962	$67,651	$15,776	$121,389	6.6%	11.8%	2.7%	21.1%	9.4%	43.3%	111.1%

The internal growth in net sales in North America was primarily due to increased unit selling prices and increased unit sales in certain product lines into the wholesale market. Our wholesale market in the first six months of 2007, excluding the sales from the acquisition of Calflex, grew by 11.9% compared to the first six months of 2006. This was primarily due to increased sales of our backflow products. Our sales into the North American DIY market in the first six months of 2007 decreased by 2.4% compared to the first six months of 2006 primarily due to decreased unit sales of our residential brass and tubular products partially offset by increased prices in certain product lines.

The acquired growth in net sales in North America was due to the inclusion of net sales of Calflex acquired on June 2, 2006.

The internal sales growth in Europe was broad-based, especially in the OEM market. This is primarily due to price increases and increased unit shipments of under-floor radiant heating and solar product lines. Our sales into the wholesale and OEM markets in the first six months of 2007, excluding the sales from the acquisitions of ATS, Kimsafe and Teknigas, grew by 3.9% and 20.4%, respectively, compared to the first six months of 2006.

The acquired growth in net sales in Europe was due to the inclusion of the net sales of ATS, acquired on May 19, 2006, Kimsafe, acquired on June 7, 2006, and Teknigas, acquired on August 14, 2006.

The internal sales growth in China was primarily due to increased export sales to Europe, increased sales into the domestic Chinese markets and the elimination of the one-month reporting lag in two of our Chinese entities.

The acquired growth in net sales in China was due to the inclusion of the net sales of Changsha, acquired on April 26, 2006, and Ningbo, acquired on June 2, 2006.

The increases in net sales due to foreign exchange in North America, Europe and China were primarily due to the appreciation of the Canadian dollar, euro and yuan, respectively, against the U.S. dollar. We cannot predict whether these currencies will continue to appreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

Gross Profit. Gross profit and gross profit as a percent of net sales (gross margin) for the first six months of 2007 and 2006 were as follows:

	Six Months Ended
	July 1, 2007	July 2, 2006	Point Change
	(dollars in thousands)
Gross profit	$229,307	$202,667
Gross margin	32.9%	35.2%	(2.3)%

Gross margin decreased in the first six months of 2007 compared to first six months of 2006 primarily due to increased material costs.  The North American margin was affected by cost increases for copper-based alloys and for stainless steel products, which exceeded realized sales price increases, and from a net charge related to an increase in our workers compensation reserve primarily due to a change in estimate. The European segment experienced reductions in gross margin primarily due to increased material costs and increased inventory provisions, which were partially offset by higher margins contributed by recent acquisitions and price increases. The China segment’s gross margin decreased primarily due to higher material costs, value added tax increases and a shift in product mix.

Selling, General and Administrative Expenses.  Selling, General and Administrative, or SG&A, expenses for the first six months of 2007 increased $25,304,000, or 17.7%, compared to the first six months of 2006.  The increase in SG&A expenses was attributable to the following:

	(in thousands)	% Change

Internal growth	$11,650	8.2%
Foreign exchange	2,958	2.0
Acquisitions	10,696	7.5
Total	$25,304	17.7%

The internal increase in SG&A expenses was primarily due to increased variable selling expenses due to increased sales volumes, increased product liability costs and increased stock-based compensation costs.  The increase in SG&A expenses from foreign exchange was primarily due to the appreciation of the euro and the yuan against the U.S. dollar.  The increase in SG&A expenses from acquisitions was due to the inclusion of Changsha, ATS, Calflex, Ningbo, Kimsafe and Teknigas. Total SG&A expenses, as a percentage of sales, was 24.1% in the first six months of 2007 compared to 24.8% in the first six months of 2006.

Restructuring and Other Charges.  In the first six months of 2007, we recorded  $470,000 of accelerated depreciation related to the relocation and restructuring plan for our 60% owned Chinese joint venture.  In the first six months of 2006, we recorded income of $5,441,000 primarily due to a gain of approximately $6,500,000 related to the sale of a building in Italy partially offset by costs of $1,059,000 primarily for severance costs related to our European and Chinese restructuring plans.

Operating Income.  Operating income by geographic segment for the first six months of 2007 and 2006 was as follows:

	Six Months Ended			% Change to Consolidated
	July 1, 2007	July 2, 2006	Change	Operating Income
	(dollars in thousands)

North America	$41,415	$48,527	$(7,112)	(10.9)%
Europe	27,243	25,178	2,065	3.2
China	6,064	3,412	2,652	4.0
Corporate	(14,039)	(11,859)	(2,180)	(3.3)
Total	$60,683	$65,258	$(4,575)	(7.0)%

The increase (decrease) in operating income is attributable to the following:

						Change					Change
						As a % of Consolidated Operating Income					As a % of Segment Operating Income
	North America	Europe	China	Corp.	Total	North America	Europe	China	Corp.	Total	North America	Europe	China	Corp.
	(dollars in thousands)
Internal growth	$(6,590)	$1,328	$2,325	$(2,180)	$(5,117)	(10.0)%	2.0%	3.5%	(3.3)%	(7.8)%	(13.6)%	5.3%	68.1%	(18.4)%
Foreign exchange	52	1,699	172	—	1,923	—	2.6	.3	—	2.9	.1	6.8	5.0	—
Acquisitions	(574)	4,543	778	—	4,747	(.9)	7.0	1.2	—	7.3	(1.2)	18.0	22.8	—
Restructuring	—	(5,505)	(623)	—	(6,128)	-	(8.4)	(1.0)	—	(9.4)	—	(21.9)	(18.2)	—
Total	$(7,112)	$2,065	$2,652	$(2,180)	$(4,575)	(10.9)%	3.2%	4.0%	(3.3)%	(7.0)%	(14.7)%	8.2%	77.7%	(18.4)%

The decrease in internal operating income in North America was primarily due to increased material costs, a net increase in our workers compensation reserve primarily due to a change in estimate and increased product liability costs, partially offset by decreased compensation costs. The acquired decrease is due to the inclusion of operating results from Calflex.

Europe’s internal growth in operating income is due to our ability to leverage SG&A expenses, partially offset by increased material costs and sales of lower margin products primarily in the wholesale market.  In the first six months of 2007, we did not record any costs associated with our manufacturing restructuring plan compared to a gain of $5,505,000 for the same period in 2006. We recorded a gain of $6,500,000 for the building sale in Italy partially offset by $995,000 of primarily severance costs.  The increase in operating income from foreign exchange was primarily due to the appreciation of the euro against the U.S. dollar. We cannot predict whether the euro will continue to appreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our operating income. The acquired growth in Europe is due to the inclusion of the operating income from ATS, Kimsafe and Teknigas.

The increase in internal growth in China was primarily attributable to increased production levels at our wholly owned manufacturing plants, partially offset by increased SG&A expense. The acquired growth in China was due to the inclusion of the operating income of Changsha and Ningbo. In the first six months of 2007, we recorded $694,000 of accelerated depreciation associated with our manufacturing restructuring plan in China. The elimination of a one-month reporting lag in two of our Chinese entities did not have a material impact on China’s operating income. We anticipate recording an additional $900,000 in accelerated depreciation and relocation costs for the remainder of 2007.

The decrease in internal operating income in Corporate was primarily attributable to increased stock-based compensation costs and the timing of SOX costs. We expect SOX costs to decrease on a full year basis as compared to 2006.

Interest Income.   Interest income increased $5,940,000, or 453.8%, in the first six months of 2007 compared to the first six months of 2006, primarily due to the investment of the net proceeds of approximately $219,000,000 from the public offering of 5,750,000 shares of our class A common stock in November 2006 and to the investment of the residual proceeds from the $225,000,000 private placement in April 2006.

Interest Expense.  Interest expense increased $3,907,000, or 42.7%, for the first six months of 2007 compared to the first six months of

2006, primarily due to our April 27, 2006 issuance of $225,000,000 5.85% senior notes due in 2016 and increased debt levels for acquisitions along with increases in the average variable rates charged on the revolving credit facility.

Other (Income) Expense.  Other (income) expense increased $1,973,000 for the first six months of 2007 compared to the first six months of 2006, primarily due to currency movements and losses on forward currency contracts. Foreign currency losses were recorded in Europe, Canada and China in 2007, whereas foreign currency gains were recorded in 2006.

Income Taxes. Our effective tax rate for continuing operations decreased to 31.3% in the first six months of 2007 from 35.3% in the first six months of 2006.  The decrease is primarily due to a tax refund in Italy due to recent changes in Italian tax laws and a shift in income mix to Europe and China that have lower effective tax rates than our overall rate, partially offset by the recording of a valuation allowance on the deferred tax assets of our 60 % owned Chinese joint venture. We also had a higher effective tax rate in Europe in 2006 due to the gain on the sale of a building in Italy that was taxed at a higher than average rate.

Income From Continuing Operations.  Income from continuing operations for the first six months of 2007 increased $110,000, or .3%, to $37,740,000, or $0.97 per common share, from $37,630,000, or $1.14 per common share, for the first six months of 2006, in each case, on a diluted basis.  Income from continuing operations for the first six months of 2007 includes a tax refund of $1,910,000, or $0.05 per common share. Income from continuing operations for the first six months of 2007 and 2006 included costs, net of tax, from our restructuring plan of $316,000, or $0.01 per common share, and included income, net of tax, of $3,405,000, or $0.10 per share, respectively. The gain on the sale of our building in Italy resulted in an after-tax gain of $4,100,000, or $0.12 per share. The appreciation of the euro, Chinese yuan and Canadian dollar against the U.S. dollar resulted in a positive impact on income from continuing operations of $0.03 per common share for the first six months of 2007 compared to the comparable period last year. We cannot predict whether the euro, Canadian dollar or yuan will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net income.

Additionally, in November 2006, the Company completed a public offering of 5,750,000 shares of Class A common stock and received net proceeds of approximately $219,000,000. The interest earned on the net proceeds provided approximately $3,730,000 in after-tax income in the first six months of 2007. The issuance of an additional 5,750,000 shares had a dilutive impact on earnings per share of $0.06 per share in the first six months of 2007, after considering the interest income from the net proceeds.

Income (Loss) From Discontinued Operations.  We recorded income, net of tax, from discontinued operations for the first six months of 2007 of $26,000, or $0.00 per common share, and a charge, net of tax, of $221,000, or $0.01 per common share, on a diluted basis for the comparable period. The 2007 income is due to reserve adjustments net of charges, and the 2006 charges were primarily attributable to legal fees associated with the James Jones litigation, as described in Part I, Item 1. “Business-Product Liability, Environmental and Other Litigation Matters” in our Annual Report on Form 10-K for the year ended December 31, 2006.”

Liquidity and Capital Resources

We used $238,000 of cash from continuing operations for the first six months of 2007. We experienced an increase in accounts receivable in North America and Europe. The increase in accounts receivable was primarily due to increased sales volume and increased selling prices. We also experienced increases in inventory in Europe, China and North America. The increases were primarily due to increased raw material costs, planned increases in European safety stocks and seasonality.

We used $27,140,000 of net cash for investing activities for the first six months of 2007. We invested $15,098,000 in capital equipment.  For the remainder of fiscal year 2007, we expect to invest approximately $22,900,000 for manufacturing machinery and equipment as part of our ongoing commitment to improve our manufacturing capabilities. We invested $7,500,000 in investment grade auction rate securities. We paid $4,627,000 for additional acquisition costs related to prior years acquisitions.

We generated $9,370,000 of net cash from financing activities for the first six months of 2007. This was primarily due to increased borrowings under our line of credit for use in Europe and tax benefits from the exercise of stock awards, partially offset by payments of debt and dividend payments.

In April 2006, we amended our revolving credit facility with a syndicate of banks to provide for multi-currency unsecured borrowings and stand-by letters of credit of up to $350,000,000 and to extend the maturity date through April 2011. The revolving credit facility is being used to support our acquisition program, working capital requirements and for general corporate purposes.

Outstanding indebtedness under the revolving credit facility bears interest at a rate determined by the type of loan plus an applicable margin determined by our debt rating, depending on the applicable base rate and our bond rating. For the first six months of 2007 the average interest rate under the revolving credit facility for euro-based borrowings was approximately 4.3%. There were no U.S. dollar borrowings at July 1, 2007. The revolving credit facility includes operational and financial covenants customary for facilities of this type, including, among others, restrictions on additional indebtedness, liens and investments and maintenance of certain leverage ratios. As of July 1, 2007, we were in compliance with all covenants related to the revolving credit facility, had $211,882,000 of unused and potentially available credit under the revolving credit facility and had $104,362,000 of euro-based borrowings outstanding and $33,756,000 for stand-by letters of credit outstanding on our revolving credit facility.

We used $798,000 of net cash in discontinued operations. During the first six months of 2007, we paid approximately $187,000 for defense costs and approximately $223,000 for other legal costs we incurred in the James Jones Litigation.

Working capital (defined as current assets less current liabilities) as of July 1, 2007 was $718,691,000 compared to $653,024,000 as of December 31, 2006. This increase was primarily due to increases in accounts receivable, inventory and investment securities. Cash and cash equivalents decreased to $327,437,000 as of July 1, 2007 compared to $342,979,000 as of December 31, 2006 primarily due to cash used to fund operations. The ratio of current assets to current liabilities was 3.4 to 1 as of July 1, 2007 compared to 3.2 to 1 as of December 31, 2006.

We anticipate that available funds from current operations, existing cash and other sources of liquidity will be sufficient to meet current operating requirements and anticipated capital expenditures for at least the next 12 months. However, we may have to consider external sources of financing for any large future acquisitions.

Our contractual obligations as of July 1, 2007 are presented in the following table:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt obligations, including current maturities (a)	$467,666	$12,734	$372	$154,560	$300,000
Operating lease obligations	22,248	4,631	10,036	4,607	2,974
Capital lease obligations (a)	14,890	1,430	2,291	2,155	9,014
Pension contributions	13,706	3,771	1,964	118	7,853
Interest (b)	172,275	13,034	49,615	42,742	66,884
Other (c)	24,664	19,089	1,042	782	3,751
Total	$715,449	$54,689	$65,320	$204,964	$390,476

(a)  as recognized in the consolidated balance sheet

(b)  assumes the balance on the revolving credit facility remains at $104,362,000 and the interest rate remains at approximately 4.5% for the presented periods

(c)  includes commodity, capital expenditure commitments and other benefits at July 1, 2007

We maintain letters of credit that guarantee our performance or payment to third parties in accordance with specified terms and conditions. Amounts outstanding were approximately $46,226,000 as of July 1, 2007 and $49,637,000 as of December 31, 2006. Our letters of credit are primarily associated with insurance coverage and to a lesser extent foreign purchases and generally expire within one year of issuance. These instruments may exist or expire without being drawn down, therefore they do not necessarily represent future cash flow obligations.

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

Application of Critical Accounting Policies and Key Estimates

The preparation of our consolidated financial statements in accordance with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported. A critical accounting estimate is an assumption about highly uncertain matters and could have a material effect on the consolidated financial statements if another, also reasonable, amount were used, or, a change in the estimate is reasonably likely from period to period. We base our assumptions on historical experience and on other estimates that we believe are reasonable under the circumstances. Actual results could differ significantly from these estimates. Except for the net increase in workers compensation reserves in the second quarter of 2007 primarily due to a change in estimate, there were no changes in accounting policies or significant changes in accounting estimates during the first six months of 2007.

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

We determine the trend factors for product liability and workers’ compensation liabilities based on consultation with outside actuaries.

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

As of the adoption date, we had gross unrecognized tax benefits of approximately $4,800,000, of which approximately $4,200,000, if recognized, would affect the effective tax rate. The difference between the amount of unrecognized tax benefits and the amount that would impact the effective tax rate consists of the federal tax benefit of state income tax items. During the first six months of 2007, we reduced our unrecognized tax benefits by approximately $600,000 for a tax issue in Italy.  We do not expect further significant changes in the amounts of unrecognized tax benefits within the next twelve months.

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

As of January 1, 2007 and July 1, 2007, we had approximately $600,000 of interest related to uncertain tax positions.  We account for interest and penalties related to uncertain tax positions as a component of income tax expense.

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

Our foreign subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials and are denominated in European currencies or the U.S. or Canadian dollar. We use foreign currency forward exchange contracts to manage the risk related to intercompany purchases that occur during the course of a year and certain open foreign currency denominated commitments to sell products to third parties. For 2007 and 2006, the amounts recorded in other (income) expense for the change in the fair value of such contracts was immaterial.

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

We purchase significant amounts of bronze ingot, brass rod, cast iron, stainless steel and plastic, which are utilized in manufacturing our many product lines. Our operating results can be adversely affected by changes in commodity prices if we are unable to pass on related price increases to our customers. We manage this risk by monitoring related market prices, working with our suppliers to achieve the maximum level of stability in their costs and related pricing, seeking alternative supply sources when necessary and passing increases in commodity costs to our customers, to the maximum extent possible, when they occur.

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

During the quarter ended July 1, 2007, certain subsidiaries in our North American segment implemented a new comprehensive enterprise resource planning software, including a new accounting system.  The system enhancement provides a scalable accounting platform for continued growth in the North American segment.  The implementation of this system represents a material change in internal control over financial reporting.  As part of the system implementation, we have reviewed the controls affected by the new system and have made the appropriate changes in our internal controls.  Except for the new accounting system, there was no change in our internal control over financial reporting that occurred during the quarter ended July 1, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  In connection with these rules, we will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Part II.  OTHER INFORMATION

Item l.   Legal Proceedings

As disclosed in Part I, Item 1, “Product Liability, Environmental and Other Litigation Matters” of our Annual Report on Form 10-K for the year ended December 31, 2006, we are a party to litigation described as the James Jones Litigation and are also engaged in certain environmental remediation. This disclosure reported that the Relator had appealed the ruling of the California Superior Court for Los Angeles County that dismissed the claims of the remaining Phase II cities.  On June 29, 2007, the Relator’s appeal of the Phase II cities ruling was dismissed by the California Court of Appeal, but this appeal could be filed again at the end of the Armenta v. James Jones case in the trial court.  This disclosure also reported that in the insurance coverage case with Zurich American Insurance Company, Zurich had appealed the denial of its motion to set aside as void the November 22, 2002 and August 6, 2004 summary adjudication indemnity payment orders.  Zurich’s appeal was dismissed on March 5, 2007, and, on June 13, 2007, the California Supreme Court declined to review this dismissal.  There have been no other material developments with respect to our contingencies and environmental remediation proceedings during the quarter and six months ended July 1, 2007.

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

The Annual Meeting of Stockholders of the Company was held on Wednesday, May 2, 2007.

The results of the voting on the proposals considered at the Annual Meeting of Stockholders were as follows:

1.     Election of Directors

Each of the following persons were elected as a Director of the Company for a term expiring at the Company’s 2008 Annual Meeting of Stockholders and until such director’s successor is duly elected and qualified.

The voting results were as follows:

Director	Votes For	Votes Withheld
Robert L. Ayers	98,983,068	602,307
Timothy P. Horne	98,917,273	668,102
Ralph E. Jackson, Jr.	98,074,986	1,510,389
Kenneth J. McAvoy	98,917,357	668,018
John K. McGillicuddy	99,004,808	580,567
Gordon W. Moran	98,025,015	1,560,360
Daniel J. Murphy	98,047,135	1,538,240
Patrick S. O’Keefe	98,958,804	626,571

2.     Amendment of the Company’s Restated Certificate of Incorporation

The proposed amendment to the Company’s Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of Class A Common Stock from 80,000,000 shares to 200,000,000 shares and to increase the number of authorized shares of capital stock from 110,000,000 shares to 230,000,000 shares did not receive the requisite approval of a majority of the outstanding shares of the Company’s Class A Common Stock voting as a single class and therefore was not approved.  The voting results were as follows:

Class A Common Stock and Class B Common Stock voting together as a single class:

86,219,192 votes FOR	13,282,584 votes AGAINST	83,599 votes ABSTAINED

Class A Common Stock voting as a single class:

13,780,392 shares FOR	13,282,584 shares AGAINST	83,599 shares ABSTAINED

Class B Common Stock voting as a single class:

7,243,880 shares FOR	0 shares AGAINST	0 shares ABSTAINED

3.     Amendment of the Management Stock Purchase Plan

The proposed amendment to the Company’s Management Stock Purchase Plan, as amended and restated, to increase the number of shares of Class A Common Stock available for issuance thereunder from 1,000,000 shares to 2,000,000 shares was approved and the voting results were as follows:

87,633,570 votes FOR
5,012,423 votes AGAINST
40,752 votes ABSTAINED
6,898,630 broker non-votes

4.     Ratification of Independent Auditors

The selection of KPMG LLP as the independent auditors of the Company for the current fiscal year was ratified and the voting results were as follows:

99,132,737 votes FOR
385,954 votes AGAINST
66,684 votes ABSTAINED

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

WATTS WATER TECHNOLOGIES, INC.

Date:	August 9, 2007	By:	/s/ Patrick S. O’Keefe
Patrick S. O’Keefe
Chief Executive Officer

Date:	August 9, 2007	By:	/s/ William C. McCartney
William C. McCartney
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description

3.1	Restated Certificate of Incorporation, as amended (1)

3.2	Amended and Restated By-Laws, as amended (2)

10.1	Watts Water Technologies, Inc. Management Stock Purchase Plan (Amended and Restated as of January 1, 2005), as amended

10.2	Watts Water Technologies, Inc. 2004 Stock Incentive Plan, as amended

10.3	Form of Non-Qualified Stock Option Agreement under the Watts Water Technologies, Inc. 2004 Stock Incentive Plan, as amended

10.4	Form of Restricted Stock Award Agreement for Employees under the Watts Water Technologies, Inc. 2004 Stock Incentive Plan, as amended

11	Statement Regarding Computation of Earnings per Common Share (3)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350

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