Form 10-Q
period 2007-09-30
WATTS WATER TECHNOLOGIES INC
filed 2007-11-08
CIK 795403

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007
or
☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 001-11499

WATTS WATER TECHNOLOGIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	04-2916536 (I.R.S. Employer Identification No.)
815 Chestnut Street, North Andover, MA (Address of Principal Executive Offices)	01845 (Zip Code)
Registrant's Telephone Number, Including Area Code: (978) 688-1811
(Former Name, Former Address and Former Fiscal year, if changed since last report.)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☒                Accelerated filer ☐                Non-Accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 26, 2007
Class A Common Stock, $.10 par value	31,465,694
Class B Common Stock, $.10 par value	7,293,880

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX

Part I. Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets at September 30, 2007 and December 31, 2006 (unaudited)
Consolidated Statements of Operations for the Third Quarters Ended September 30, 2007 and October 1, 2006 (unaudited)
Consolidated Statements of Operations for the Nine Months Ended September 30, 2007 and October 1, 2006 (unaudited)
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 and October 1, 2006 (unaudited)
Notes to Consolidated Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
Part II. Other Information
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 6.	Exhibits
Signatures
Exhibit Index

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share information)

(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$308,670	$342,979
Investment securities	38,975	11,825
Trade accounts receivable, less allowance for doubtful accounts of $14,886 at September 30, 2007 and $10,543 at December 31, 2006	253,622	228,502
Inventories, net:
Raw materials	110,776	103,587
Work in process	51,541	39,593
Finished goods	191,713	173,236

Total Inventories	354,030	316,416
Prepaid expenses and other assets	20,591	15,842
Deferred income taxes	36,356	26,739
Assets of discontinued operations	10,434	10,079

Total Current Assets	1,022,678	952,382

PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	427,634	391,923
Accumulated depreciation	(212,007)	(185,763)

Property, plant and equipment, net	215,627	206,160

OTHER ASSETS:
Goodwill	369,193	356,090
Other, net	140,027	146,218

TOTAL ASSETS	$1,747,525	$1,660,850

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$106,464	$120,954
Accrued expenses and other liabilities	107,961	100,437
Accrued compensation and benefits	39,386	42,593
Current portion of long-term debt	5,153	7,522
Liabilities of discontinued operations	28,507	27,852

Total Current Liabilities	287,471	299,358

LONG-TERM DEBT, NET OF CURRENT PORTION	458,563	441,697
DEFERRED INCOME TAXES	39,798	34,585
OTHER NONCURRENT LIABILITIES	48,949	52,686
MINORITY INTEREST	4,278	5,971
STOCKHOLDERS' EQUITY:
Preferred Stock, $.10 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Class A Common Stock, $.10 par value; 80,000,000 shares authorized; 1 vote per share; issued and outstanding, 31,480,417 shares at September 30, 2007 and 31,239,111 shares at December 31, 2006	3,148	3,124
Class B Common Stock, $.10 par value; 25,000,000 shares authorized; 10 votes per share; issued and outstanding, 7,293,880 shares at September 30, 2007 and at December 31, 2006	729	729
Additional paid-in capital	376,262	367,795
Retained earnings	472,630	429,555
Accumulated other comprehensive income	55,697	25,350

Total Stockholders' Equity	908,466	826,553

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,747,525	$1,660,850

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share information)

(Unaudited)

	Third Quarter Ended
	September 30, 2007	October 1, 2006
Net sales	$340,487	$325,137
Cost of goods sold	230,031	212,809

GROSS PROFIT	110,456	112,328
Selling, general & administrative expenses	78,742	75,549
Restructuring and other charges	1,596	332

OPERATING INCOME	30,118	36,447

Other (income) expense:
Interest income	(3,698)	(1,150)
Interest expense	6,820	6,520
Minority interest	(775)	(273)
Other	606	(151)

	2,953	4,946

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	27,165	31,501
Provision for income taxes	8,991	10,177

INCOME FROM CONTINUING OPERATIONS	18,174	21,324
Loss from discontinued operations, net of taxes	(80)	(3,137)

NET INCOME	$18,094	$18,187

BASIC EPS
Income (loss) per share:
Continuing operations	$.47	$.65
Discontinued operations	—	(.10)

NET INCOME	$.47	$.56

Weighted average number of shares	38,728	32,707

DILUTED EPS
Income (loss) per share:
Continuing operations	$.47	$.65
Discontinued operations	—	(.09)

NET INCOME	$.46	$.55

Weighted average number of shares	39,070	33,051

Dividends per share	$.10	$.09

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share information)

(Unaudited)

	Nine Months Ended
	September 30, 2007	October 1, 2006
Net sales	$1,037,001	$900,262
Cost of goods sold	697,238	585,267

GROSS PROFIT	339,763	314,995
Selling, general & administrative expenses	246,896	218,399
Restructuring and other charges	2,066	(5,109)

OPERATING INCOME	90,801	101,705

Other (income) expense:
Interest income	(10,947)	(2,459)
Interest expense	19,871	15,664
Minority interest	(1,885)	(131)
Other	1,683	(1,047)

	8,722	12,027

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	82,079	89,678
Provision for income taxes	26,165	30,724

INCOME FROM CONTINUING OPERATIONS	55,914	58,954
Loss from discontinued operations, net of taxes	(54)	(3,358)

NET INCOME	$55,860	$55,596

BASIC EPS
Income (loss) per share:
Continuing operations	$1.45	$1.81
Discontinued operations	—	(.10)

NET INCOME	$1.45	$1.70

Weighted average number of shares	38,653	32,651

DILUTED EPS
Income (loss) per share:
Continuing operations	$1.43	$1.79
Discontinued operations	—	(.10)

NET INCOME	$1.43	$1.68

Weighted average number of shares	39,027	33,027

Dividends per share	$.30	$.27

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2007	October 1, 2006
OPERATING ACTIVITIES
Income from continuing operations	$55,914	$58,954
Adjustments to reconcile net income from continuing operations to net cash provided by (used in) continuing operating activities:
Depreciation	21,619	20,123
Amortization	7,876	5,456
(Gain) loss on disposal and impairment of long-lived assets	1,117	(6,539)
Stock-based compensation	4,630	2,077
Deferred income tax benefit	(4,718)	(8,041)
Other	476	(669)
Changes in operating assets and liabilities, net of effects from business acquisitions and divestures:
Accounts receivable	(16,104)	(29,879)
Inventories	(27,589)	(38,810)
Prepaid expenses and other assets	(3,753)	(3,180)
Accounts payable, accrued expenses and other liabilities	(17,686)	34,742

Net cash provided by continuing operations	21,782	34,234

INVESTING ACTIVITIES
Additions to property, plant and equipment	(25,261)	(35,348)
Proceeds from the sale of property, plant and equipment	237	27,615
Investments in securities	(27,500)	—
Proceeds from sale of securities	350	—
Increase in other assets	(491)	(663)
Business acquisitions, net of cash acquired	(4,627)	(93,027)

Net cash used in investing activities	(57,292)	(101,423)

FINANCING ACTIVITIES
Proceeds from long-term debt	43,786	356,566
Payments of long-term debt	(37,696)	(206,962)
Debt issue costs	—	(2,377)
Payments of capital leases	(1,436)	(3,876)
Share transactions under employee stock plans	1,145	1,002
Tax benefit of stock awards exercised	963	251
Dividends	(11,721)	(8,977)

Net cash provided by (used in) financing activities	(4,959)	135,627

Effect of exchange rate changes on cash and cash equivalents	5,914	1,427
Net cash provided by operating activities of discontinued operations	246	998

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(34,309)	70,863
Cash and cash equivalents at beginning of period	342,979	45,758

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$308,670	$116,621

NON CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of businesses
Fair value of assets acquired	$3,461	$158,707
Cash paid, net of cash acquired	4,627	93,027

(Assets acquired) liabilities assumed	$(1,166)	$65,680

Acquisition of fixed assets under capital lease	$1,368	$15,957

Issuance of stock under management stock purchase plan	$1,713	$720

Retirement of variable rate demand bonds with cash collateral	$—	$8,900

CASH PAID FOR:
Interest	$15,651	$10,989

Taxes	$34,101	$31,783

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the Watts Water Technologies, Inc. Consolidated Balance Sheet as of September 30, 2007, the Consolidated Statements of Operations for the third quarter and nine months ended September 30, 2007 and the third quarter and nine months ended October 1, 2006, and the Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and the nine months ended October 1, 2006.

        The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date. The accounting policies followed by the Company are described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The financial statements included in this report should be read in conjunction with the financial statements and notes included in the Annual Report on Form 10-K for the year ended December 31, 2006. Operating results for the interim period presented are not necessarily indicative of the results to be expected for the year ending December 31, 2007.

        The Company operates on a 52-week fiscal year ending on December 31. Any third quarter data contained in this Quarterly Report on Form 10-Q reflects the results of operations for the 13-week period ended on the Sunday nearest September 30 of the respective year.

        Certain amounts in the third quarter and first nine months of 2006 have been reclassified to permit comparison with the 2007 presentation. These reclassifications had no effect on reported results of operations or stockholders' equity.

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

Goodwill and Long-Lived Assets

        The changes in the carrying amount of goodwill by geographic segment from December 31, 2006 to September 30, 2007 are as follows:

	North America	Europe	China	Total
	(in thousands)
Carrying amount at the beginning of period	$198,863	$147,903	$9,324	$356,090
Adjustments to goodwill during the period	(32)	736	1,756	2,460
Effect of change in exchange rates used for translation	709	9,520	414	10,643

Carrying amount at end of period	$199,540	$158,159	$11,494	$369,193

        Other intangible assets include the following and are presented in "Other Assets: Other, net", in the September 30, 2007 Consolidated Balance Sheet:

	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Patents	$13,553	$(5,900)
Customer relationships	64,074	(12,473)
Technology	7,513	(2,054)
Other	18,087	(5,453)

Total amortizable intangibles	103,227	(25,880)

Intangible assets not subject to amortization	50,481	—

Total	$153,708	$(25,880)

        Aggregate amortization expense for amortized intangible assets for the third quarters of 2007 and 2006 was $2,310,000 and $2,261,000, respectively, and for the nine-month periods of 2007 and 2006 was $7,876,000 and $5,456,000, respectively. Additionally, future amortization expense on amortizable intangible assets approximates $2,307,000 for the remainder of 2007, $8,823,000 for 2008, $8,535,000 for 2009, $8,512,000 for 2010 and $8,036,000 for 2011. Amortization expense is provided on a straight-line basis over the estimated useful lives of the intangible assets. The weighted-average remaining life of total amortizable intangible assets is 11.1 years. Patents, customer relationships, technology and other amortizable intangibles have weighted-average remaining lives of 9.6 years, 9.6 years, 6.6 years and 20.1 years, respectively. Intangible assets not subject to amortization primarily include trademarks and unpatented technology.

Stock-Based Compensation

        The Company maintains three stock incentive plans under which key employees and outside directors have been granted incentive stock options (ISOs) and nonqualified stock options (NSOs) to purchase the Company's Class A Common Stock. Only one plan, the 2004 Stock Incentive Plan, is currently available for the grant of new equity awards. Stock options granted under prior plans became exercisable over a five-year period at the rate of 20% per year and expire ten years after the date of grant. Under the 2004 Stock Incentive Plan, options become exercisable over a four-year period at the rate of 25% per year and expire ten years after the grant date. ISOs and NSOs granted under the plans may have exercise prices of not less than 100% and 50% of the fair market value of the Class A Common Stock on the date of grant, respectively. The Company's current practice is to grant all options at fair market value on the grant date. The Company issued 189,000 and 163,500 options under the 2004 Stock Incentive Plan in the third quarters and first nine months of 2007 and 2006, respectively.

        The fair value of each share issued under the 2004 Stock Incentive Plan is estimated on the date of grant, using the Black-Scholes-Merton Model, based on the following weighted average assumptions:

	2007	2006
Expected life (years)	5.8	5.8
Expected stock price volatility	37.2%	35.9%
Expected dividend yield	1.2%	1.0%
Risk-free interest rate	4.6%	4.9%

        The above assumptions were used to determine the weighted average grant-date fair value of stock options of $12.75 and $13.50 in 2007 and 2006, respectively.

        The Company also grants shares of restricted stock to key employees and non-employee members of the Company's Board of Directors under the 2004 Stock Incentive Plan, which vest either immediately or over a three-year period at the rate of one-third per year. The restricted stock awards are amortized to expense on a straight-line basis over the vesting period. The Company issued 72,437 and 59,612 restricted stock awards under the 2004 Stock Incentive Plan in the third quarters and first nine months of 2007 and 2006, respectively.

        The Company also has a Management Stock Purchase Plan that allows for the granting of restricted stock units (RSUs) to key employees. On an annual basis, key employees may elect to receive a portion of their annual incentive compensation in RSUs instead of cash. Each RSU provides the key employee with the right to purchase a share of Class A Common Stock at 67% of the fair market value on the date of grant. RSUs vest annually over a three-year period from the grant date. An aggregate of 2,000,000 shares of Class A Common Stock may be issued under the Management Stock Purchase Plan. The Company granted 159,869 RSUs and 87,125 RSUs in the first quarter and first nine months of 2007 and 2006, respectively.

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

Shipping and Handling

        The Company's shipping costs included in selling, general and administrative expense were $9,261,000 and $9,528,000 for the third quarters of 2007 and 2006, respectively, and were $28,920,000 and $27,270,000 for the first nine months of 2007 and 2006, respectively.

Research and Development

        Research and development costs included in selling, general and administrative expense were $3,497,000 and $3,091,000 for the third quarters of 2007 and 2006, respectively, and were $11,129,000 and $9,400,000 for the first nine months of 2007 and 2006, respectively.

Taxes, Other than Income Taxes

        Taxes assessed by governmental authorities on sale transactions are recorded on a net basis and excluded from sales, in the Company's consolidated statements of operations.

Income Taxes

        On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48). The purpose of FIN 48 is to increase the comparability in financial reporting of income taxes. FIN 48 requires that in order for a tax benefit to be recorded in the income statement, the item in question must meet the more-likely-than-not (greater than 50% likelihood of being sustained upon examination by the taxing authorities) threshold. The adoption of FIN 48 did not have a material effect on the Company's financial statements. No cumulative effect was booked through beginning retained earnings.

        As of the adoption date, the Company had gross unrecognized tax benefits of approximately $4,800,000, of which approximately $4,200,000, if recognized, would affect the effective tax rate. The difference between the amount of unrecognized tax benefits and the amount that would affect the effective tax rate consists of the federal tax benefit of state income tax items. During the first nine months of 2007, the Company reduced its unrecognized tax benefits by approximately $600,000 for a tax issue in Italy. The Company does not expect further significant changes in the amounts of unrecognized tax benefits within the next twelve months.

        The Company is currently under audit by the Internal Revenue Service for the 2003 and 2004 tax years. The expected completion date for this audit is April 2008. The Company conducts business in a variety of locations throughout the world resulting in tax filings in numerous domestic and foreign jurisdictions. The Company is subject to tax examinations regularly as part of the normal course of business. The Company's major jurisdictions are the U.S., Canada, China, Netherlands, U.K., Germany, Italy and France. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2002.

        As of January 1, 2007 and September 30, 2007, the Company had approximately $600,000 of interest related to uncertain tax positions. The Company accounts for interest and penalties related to uncertain tax positions as a component of income tax expense.

New Accounting Standards

        In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—including an Amendment to FAS No. 115," (FAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged. The Company does not expect to measure its financial instruments at fair value and therefore does not expect the adoption of FAS 159 to have a material impact on its consolidated financial statements.

        In September 2006, the FASB issued FAS No. 157, "Fair Value Measurements," (FAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged provided that the reporting company has not yet issued financial statements for that fiscal year including financial statements for an interim period within that fiscal year. The Company does not expect the adoption of FAS 157 to have a material impact to its consolidated financial statements.

3. Discontinued Operations

        In September 1996, the Company divested its Municipal Water Group businesses, which included Henry Pratt, James Jones Company and Edward Barber and Company Ltd. The discontinued operating expense for the first nine months of 2007 is related to legal and settlement costs associated with the James Jones Litigation, net of reserve adjustments. The discontinued operating expense for the first nine months of 2006 primarily relates to legal and settlement costs associated with the James Jones Litigation, which is described in Part I, Item 1, "Product Liability, Environmental and Other Litigation Matters" of the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

        Condensed operating statements and balance sheets for discontinued operations are summarized below:

	Third Quarter Ended
	September 30, 2007	October 1, 2006
	(in thousands)
Costs and expenses—Municipal Water Group	$(130)	$(5,100)

Loss before income taxes	(130)	(5,100)
Income tax benefit	50	1,963

Loss from discontinued operations, net of taxes	$(80)	$(3,137)

	Nine Months Ended
	September 30, 2007	October 1, 2006
Costs and expenses—Municipal Water Group	$(87)	$(5,459)

Loss before income taxes	(87)	(5,459)
Income tax benefit	33	2,101

Loss from discontinued operations, net of taxes	$(54)	$(3,358)

	September 30, 2007	December 31, 2006
	(in thousands)
Prepaid expenses and other assets	$(312)	$328
Deferred income taxes	10,746	9,751

Assets of discontinued operations	$10,434	$10,079

Accrued expenses and other liabilities	28,507	27,852

Liabilities of discontinued operations	$28,507	$27,852

        The assets and liabilities at September 30, 2007 and December 31, 2006 primarily relate to the reserves for the James Jones Litigation.

4. Derivative Instruments

        The Company uses foreign currency forward exchange contracts as an economic hedge to reduce the impact of currency fluctuations on certain anticipated intercompany purchase transactions that are expected to occur during the next fifteen months and certain other foreign currency transactions. Realized and unrealized gains and losses on the contracts are recognized in other income/expense. These contracts do not subject the Company to significant market risk from exchange movement because they offset gains and losses on the related foreign currency denominated transactions. At September 30, 2007 and October 1, 2006, unrealized losses on the contracts were approximately $317,000 and $63,000, respectively.

        The Company occasionally uses commodity futures contracts to fix the price on a portion of certain raw materials used in the manufacturing process. At September 30, 2007 and October 1, 2006, the Company had no commodity contracts.

5. Restructuring and Other Charges

        In the third quarter of 2007, the Company undertook a review of certain product lines and its overall manufacturing capacity. Based on that review, the Company is initiating a global restructuring program that was approved by the Company's Board of Directors on October 30, 2007. The Company is also discontinuing certain product lines. This program is expected to include the shutdown of five manufacturing facilities and the rightsizing of a sixth facility, including the relocation of its joint venture facility in China that was previously disclosed. The restructuring program and charges for certain product line discontinuances will include pre-tax charges totaling approximately $13,400,000. Charges are primarily for severance ($4,300,000), relocation costs ($2,800,000) and other asset write-downs and expected net losses on asset disposals ($2,000,000) and will result in the elimination of approximately 330 positions worldwide. The product lines that are being discontinued resulted in a pre-tax charge of $4,300,000 during the third quarter of 2007. Total net after-tax charges for this program are expected to be approximately $9,700,000 ($4,700,000 non-cash), with costs being incurred through early 2010. The Company expects to spend approximately $13,400,000 in capital expenditures to consolidate operations and will fund approximately $8,000,000 of this amount through proceeds from the sale of buildings and other assets being disposed of as part of the restructuring program. Annual cash savings, net of tax, are estimated to be $4,500,000, which will be fully realized by the second half of 2009.

        For the third quarter of 2007, the Company recorded pre-tax charges of approximately $6,015,000. Pre-tax costs of $4,419,000 recorded in costs of goods sold were primarily for product line discontinuances. Pre-tax costs of $1,596,000 recorded in restructuring and other charges were primarily for asset write-downs related to the Company's wholly owned Chinese manufacturing plants and accelerated depreciation related to the Company's relocation of its 60% owned Chinese joint venture. The Company also recognized income of $389,000 in minority interest representing the 40% liability of its Chinese joint venture partner in the restructuring plan. For the third quarter of 2006, the Company recorded pre-tax charge of approximately $1,281,000. Pre-tax costs of $949,000 recorded in costs of goods sold primarily included manufacturing severance costs related to the Company's ongoing Chinese restructuring plan. Pre-tax costs of $332,000 recorded in restructuring and other charges are primarily for severance costs related to the Company's ongoing Chinese restructuring plan and its completed 2006 European restructuring plan.

        For the first nine months of 2007, the Company recorded pre-tax charges of approximately $6,709,000. Pre-tax costs of $4,643,000 recorded in costs of goods sold were primarily for product line discontinuances. Pre-tax costs of $2,066,000 recorded in restructuring and other charges primarily included asset write-downs related to the Company's wholly owned Chinese manufacturing plants and accelerated depreciation related to the Company's relocation of its 60% owned Chinese joint venture. The Company also recognized income of $600,000 in minority interest representing the 40% liability of its Chinese joint venture partner in the restructuring plan. For the first nine months of 2006, the Company recorded pre-tax income of approximately $4,153,000. Pre-tax costs of $956,000 were recorded in costs of goods sold primarily included manufacturing severance costs related to the Company's ongoing Chinese restructuring plan. The Company recorded income of $5,109,000 to restructuring and other charges. The Company recorded a gain of approximately $6,500,000 related to the sale of a building in Italy, which is partially offset by costs incurred for severance costs related to the Company's ongoing Chinese restructuring plan and its completed 2006 European restructuring plan.

        In the first nine months of 2007, the Company paid approximately $1,537,000 of previously accrued severance costs. At September 30, 2007, the remaining severance liability approximated $2,652,000.

        The following table presents the estimated pre-tax charges for the global restructuring program and product line discontinuances initiated in the third quarter of 2007 by the Company's reportable segments (amounts in thousands):

Reportable Segment	Total
North America	$6,200
Europe	3,900
China	3,300

Total	$13,400

6. Earnings per Share

        The following tables set forth the reconciliation of the calculation of earnings per share:

	For the Third Quarter Ended September 30, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(amounts in thousands, except share and per share amounts)
Basic EPS
Income from continuing operations	$18,174	38,728,321	$.47
Loss from discontinued operations	(80)		—

Net income	$18,094		$.47

Effect of dilutive securities
Common stock equivalents		341,970

Diluted EPS
Income from continuing operations	$18,174		$.47
Loss from discontinued operations	(80)		—

Net income	$18,094	39,070,291	$.46

	For the Third Quarter Ended October 1, 2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(amounts in thousands, except share and per share amounts)
Basic EPS
Income from continuing operations	$21,324	32,707,343	$.65
Loss from discontinued operations	(3,137)		(.10)

Net income	$18,187		$.56

Effect of dilutive securities
Common stock equivalents		343,327

Diluted EPS
Income from continuing operations	$21,324		$.65
Loss from discontinued operations	(3,137)		(.09)

Net income	$18,187	33,050,670	$.55

	For the Nine Months Ended September 30, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(amounts in thousands, except share and per share amounts)
Basic EPS
Income from continuing operations	$55,914	38,653,361	$1.45
Loss from discontinued operations	(54)	—

Net income	$55,860		$1.45

Effect of dilutive securities
Common stock equivalents		373,512

Diluted EPS
Income from continuing operations	$55,914		$1.43
Loss from discontinued operations	(54)		—

Net income	$55,860	39,026,873	$1.43

	For the Nine Months Ended October 1, 2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(amounts in thousands, except share and per share amounts)
Basic EPS
Income from continuing operations	$58,954	32,651,037	$1.81
Loss from discontinued operations	(3,358)		(.10)

Net income	$55,596		$1.70

Effect of dilutive securities
Common stock equivalents		375,876

Diluted EPS
Income from continuing operations	$58,954		$1.79
Loss from discontinued operations	(3,358)		(.10)

Net income	$55,596	33,026,913	$1.68

7. Segment Information

        Under the criteria set forth in Financial Accounting Standards Board Statement No.131 "Disclosure about Segments of an Enterprise and Related Information", the Company operates in three geographic segments: North America, Europe, and China. Each of these segments is managed separately and has separate financial results that are reviewed by the Company's chief operating decision-maker. All intercompany sales transactions have been eliminated. Sales by region are based upon location of the entity recording the sale. The accounting policies for each segment are the same as those described in the summary of significant accounting policies.

        The following is a summary of the Company's significant accounts and balances by segment, reconciled to the consolidated totals:

	North America	Europe	China	Corporate(*)	Consolidated
	(in thousands)
For the quarter ended September 30, 2007
Net sales	$215,809	$110,518	$14,160	$—	$340,487
Operating income (loss)	22,629	13,861	716	(7,088)	30,118
Capital expenditures	3,062	3,201	3,900	—	10,163
Depreciation and amortization	4,428	3,842	1,501	—	9,771
For the quarter ended October 1, 2006
Net sales	$211,769	$101,437	$11,931	$—	$325,137
Operating income (loss)	26,626	12,889	3,556	(6,624)	36,447
Capital expenditures	2,413	2,424	719	—	5,556
Depreciation and amortization	4,482	3,038	1,161	—	8,681
As of and for the nine months ended September 30, 2007
Net sales	$658,586	$334,285	$44,130	$—	$1,037,001
Operating income (loss)	64,044	41,104	6,780	(21,127)	90,801
Identifiable assets	1,068,381	546,066	133,078	—	1,747,525
Long-lived assets	99,501	85,862	30,264	—	215,627
Intangibles	72,572	46,068	9,188	—	127,828
Capital expenditures	9,276	9,787	6,198	—	25,261
Depreciation and amortization	13,110	11,642	4,743	—	29,495
As of and for the nine months ended October 1, 2006
Net sales	$616,584	$257,553	$26,125	$—	$900,262
Operating income (loss)	75,153	38,067	6,968	(18,483)	101,705
Identifiable assets	825,958	489,338	119,738	—	1,435,034
Long-lived assets	97,224	78,864	27,944	—	204,032
Intangibles	77,979	46,203	9,161	—	133,343
Capital expenditures	8,849	24,716	1,783	—	35,348
Depreciation and amortization	13,289	8,553	3,737	—	25,579

*
Corporate expenses are primarily for compensation expense, Sarbanes-Oxley compliance, professional fees, including legal and audit expenses, shareholder services and benefit administration costs. These costs are not allocated to the geographic segments as they are viewed as corporate functions that support all segments.

        The above operating segments are presented on a basis consistent with the presentation included in the Company's December 31, 2006 financial statements included in its Annual Report on Form 10-K.

        The North American segment consists of U.S. net sales of $198,960,000 and $196,372,000 for the third quarters of 2007 and 2006, respectively, and $611,326,000 and $573,135,000 for the first nine months of 2007 and 2006, respectively. The North American segment also consists of U.S. long-lived assets of $92,078,000 and $90,278,000 at September 30, 2007 and October 1, 2006, respectively.

        Intersegment sales for the third quarter ended September 30, 2007 for North America, Europe and China were $1,451,000, $2,087,000 and $34,722,000, respectively. Intersegment sales for the third quarter ended October 1, 2006 for North America, Europe and China were $1,510,000, $958,000 and $21,991,000, respectively.

        Intersegment sales for the nine months ended September 30, 2007 for North America, Europe and China were $5,233,000, $4,684,000 and $104,060,000, respectively. Intersegment sales for the nine months ended October 1, 2006 for North America, Europe and China were $4,942,000, $2,188,000 and $54,379,000, respectively.

8. Accumulated Other Comprehensive Income (Loss)

        Accumulated other comprehensive income (loss) consists of the following:

	Foreign Currency Translation and Other	Pension Adjustment	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance December 31, 2006	$38,096	$(12,746)	$25,350
Change in period	3,216	1,482	4,698

Balance April 1, 2007	41,312	(11,264)	30,048
Change in period	8,436	562	8,998

Balance July 1, 2007	49,748	(10,702)	39,046
Change in period	16,370	281	16,651

Balance September 30, 2007	$66,118	$(10,421)	$55,697

Balance December 31, 2005	$13,090	$(7,827)	$5,263
Change in period	4,611	—	4,611

Balance April 2, 2006	17,701	(7,827)	9,874
Change in period	6,841	—	6,841

Balance July 2, 2006	24,542	(7,827)	16,715
Change in period	4,882	—	4,882

Balance October 1, 2006	$29,424	$(7,827)	$21,597

        Accumulated other comprehensive income (loss) in the consolidated balance sheets as of September 30, 2007 and October 1, 2006 consists primarily of cumulative translation adjustments and unrecognized pension related prior service costs and net actuarial loss. The Company's total comprehensive income was as follows:

	Third Quarter Ended
	September 30, 2007	October 1, 2006
	(in thousands)
Net income	$18,094	$18,187
Foreign currency translation adjustments and other	16,651	4,882

Total comprehensive income	$34,745	$23,069

	Nine Months Ended
	September 30, 2007	October 1, 2006
	(in thousands)
Net income	$55,860	$55,596
Foreign currency translation adjustments and other	28,865	16,334

Total comprehensive income	$84,725	$71,930

9. Debt

        On April 27, 2006, the Company completed a private placement of $225,000,000 of 5.85% senior unsecured notes due April 2016 (the 2006 Note Purchase Agreement). The 2006 Note Purchase Agreement includes operational and financial covenants with which the Company is required to comply, including, among others, maintenance of certain financial ratios and restrictions on additional indebtedness, liens and dispositions. Events of default under the 2006 Note Purchase Agreement include failure to comply with its operational and financial covenants, as well as bankruptcy and other insolvency events. The Company may, at its option, upon notice to the noteholders, prepay at any time all or part of the notes in an amount not less than $1 million by paying the principal amount plus a make-whole amount, which is dependent upon the yield of respective U.S. Treasury Securities. The Company used the net proceeds from the private placement to repay $147,000,000 outstanding under its revolving credit facility. The Company expects to use the balance of the net proceeds to finance future acquisitions and for general corporate purposes. As of September 30, 2007, the Company was in compliance with all covenants related to the 2006 Note Purchase Agreement. The payment of interest on the senior unsecured notes is due semi-annually on April 30th and October 30th of each year. Additionally, the Company amended its 2003 Note Purchase Agreement to reflect the existence of the subsidiary guarantors and to substantially conform certain provisions of the 2003 Note Purchase Agreement to the 2006 Note Purchase Agreement.

        On April 27, 2006, the Company amended and restated its unsecured revolving credit facility with a syndicate of banks (as amended, the revolving credit facility). The revolving credit facility provides for multi-currency unsecured borrowings and stand-by letters of credit of up to $350,000,000 and expires in April 2011. Borrowings outstanding under the revolving credit facility bear interest at a fluctuating rate per annum equal to an applicable percentage equal to (i) in the case of Eurocurrency rate loans, the British Bankers Association LIBOR rate plus an applicable percentage of 0.60%, which is determined by reference to the Company's consolidated leverage ratio and debt rating, or (ii) in the case of base rate loans and swing line loans, the higher of (a) the federal funds rate plus 0.5% and (b) the rate of interest in effect for such day as announced by Bank of America, N.A. as its "prime rate." For the first nine months of 2007, the average interest rate under the revolving credit facility for euro-based borrowings was approximately 4.4%. The revolving credit facility includes operational and financial covenants customary for facilities of this type, including, among others, restrictions on additional indebtedness, liens and investments and maintenance of certain leverage ratios. As of September 30, 2007, the Company was in compliance with all covenants related to the revolving credit facility; had $208,088,000 of unused and potentially available credit under the revolving credit facility; had no U.S dollar denominated debt and $108,156,000 of euro-based borrowings outstanding on its revolving credit facility; and had $33,756,000 for stand-by letters of credit outstanding on its revolving credit facility.

        Effective July 1, 2005, the Company entered into a three-year interest rate swap with a counter party for a notional amount of €25,000,000, which was outstanding under the revolving credit facility. The Company swapped three-month EURIBOR plus 0.6% for a fixed rate of 3.02%. At October 1,

2006, the fair value of the swap was approximately $673,000, which was recorded as a reduction of interest expense for the first nine months of 2006. The swap was terminated on October 3, 2006.

        On December 28, 2005, the closing date of the Dormont Manufacturing Company (Dormont) acquisition, Dormont had long-term debt outstanding of $8,900,000 in the form of two series of taxable variable rate demand bonds (1998 Series with $1,500,000 outstanding and the 2000 Series with $7,400,000 outstanding) which, due to the provisions of the trust agreements, could only be redeemed at dates subsequent to the closing. Each of these bonds was secured by a letter of credit from a bank, which maintained a security interest in the assets of Dormont. As a condition of the purchase and to gain the bank's consent to the sale of Dormont to the Company, Dormont's former owners were required to establish a cash collateral account for the bonds in an amount equal to the potential obligation of Dormont to the bank under the letter of credit reimbursement agreements. The entire obligation under the bonds approximated $9,096,000, which represented the $8,900,000 in bond principal plus interest and related fees. At closing, a portion of the Dormont purchase price was placed in a cash collateral account as a guarantee of payment. The Company recorded this escrow deposit in prepaid expenses and other assets at December 31, 2005. The 1998 series bonds were repaid in full on January 17, 2006 and the 2000 series bonds were repaid in full on February 1, 2006 by the former owners using the cash collateral account.

10. Contingencies and Environmental Remediation

        As disclosed in Part I, Item 1, "Product Liability, Environmental and Other Litigation Matters" of the Company's Annual Report on Form 10-K for the year ended December 31, 2006, the Company is a party to litigation described as the James Jones Litigation and is also engaged in certain environmental remediation. This disclosure reported that the Relator had appealed the ruling of the California Superior Court for Los Angeles County that dismissed the claims of the remaining Phase II cities. On June 29, 2007, the Relator's appeal of the Phase II cities ruling was dismissed by the California Court of Appeal, but this appeal could be filed again at the end of the Armenta v. James Jones case in the trial court. This disclosure also reported that in the insurance coverage case with Zurich American Insurance Company, Zurich had appealed the denial of its motion to set aside as void the November 22, 2002 and August 6, 2004 summary adjudication indemnity payment orders. Zurich's appeal was dismissed on March 5, 2007, and, on June 13, 2007, the California Supreme Court declined to review this dismissal. There have been no other material developments with respect to the Company's contingencies and environmental remediation proceedings during the quarter and nine months ended September 30, 2007.

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

        In September 2006, the FASB issued FAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)" (FAS 158). This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. In addition, the measurement date (the date as of which plan assets and the benefit obligations are measured) is required to be the Company's fiscal year end. Except for the measurement date provisions, which are not effective until fiscal years ending after December 15, 2008, the provisions of FAS 158 were effective for fiscal years ending after December 15, 2006 and, as such, were adopted during 2006.

        The Company has early-adopted the measurement date provisions of FAS 158 effective January 1, 2007. The Company's pension plans previously used a September 30 measurement date. All plans are now measured as of December 31, consistent with the Company's fiscal year end. The non-cash effect of the adoption of the measurement date provisions of FAS 158 increased stockholders' equity by approximately $100,000 and decreased long-term liabilities by approximately $129,000. There was no effect on the Company's results of operations.

        The components of net periodic benefit cost are as follows:

	Third Quarter Ended
	September 30, 2007	October 1, 2006
	(in thousands)
Service cost—benefits earned	$945	$887
Interest costs on benefits obligation	1,068	945
Expected return on assets	(1,071)	(875)
Prior service cost amortization	50	71
Net actuarial loss amortization	231	303

Net periodic benefit cost	$1,223	$1,331

	Nine Months Ended
	September 30, 2007	October 1, 2006
	(in thousands)
Service cost—benefits earned	$2,835	$2,661
Interest costs on benefits obligation	3,204	2,835
Expected return on assets	(3,213)	(2,625)
Prior service cost amortization	150	213
Net actuarial loss amortization	693	909

Net periodic benefit cost	$3,669	$3,993

        The information related to the Company's pension funds cash flow is as follows:

	Nine Months Ended
	September 30, 2007	October 1, 2006
	(in thousands)
Employer contributions	$7,317	$3,194

Item 2.    Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Overview

        The following discussion and analysis are provided to increase understanding of, and should be read in conjunction with, the accompanying unaudited consolidated financial statements and notes. In this quarterly report on Form 10-Q, references to "the Company," "Watts," "we," "us" or "our" refer to Watts Water Technologies, Inc. and its consolidated subsidiaries.

        We operate on a 52-week fiscal year ending on December 31. Any third quarter ended data contained in this Quarterly Report on Form 10-Q reflects the results of operations for the 13-week period ended on the Sunday nearest September 30 of the respective year.

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

  •
  flexible stainless steel connectors for natural and liquid propane gas in commercial food service and residential applications; and

  •
  large diameter butterfly valves for use in China's water infrastructure.

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

        Products representing a majority of our sales are subject to regulatory standards and code enforcement, which typically require that these products meet stringent performance criteria. Together with our commissioned manufacturers' representatives, we have consistently advocated for the development and enforcement of such plumbing codes. We are focused on maintaining stringent quality control and testing procedures at each of our manufacturing facilities in order to manufacture products in compliance with code requirements and take advantage of the resulting demand for compliant products. We believe that the product development, product testing capability and investment in plant and equipment needed to manufacture products in compliance with code requirements, represent a barrier to entry for competitors. We believe there is an increasing demand among consumers for products to ensure water quality, which creates growth opportunities for our products.

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

        On June 2, 2006, we acquired the assets and business of Calflex Manufacturing, Inc. (Calflex) located in Vernon, California and the stock of Ningo Best Metal & Plastic Manufacturing, Ltd. (Ningbo) located in Ningbo, China for an aggregate of approximately $6,300,000. The allocation for intangible assets is approximately $2,089,000. The amount recorded as intangible assets is primarily for customer relationships that have estimated useful lives of 12 years and trade names with indefinite lives. Calflex and Ningbo distribute and manufacture water connectors.

        On May 19, 2006, we acquired 100% of the outstanding stock of ATS Expansion Group (ATS) located in Sorgues, Grenoble and Hautvillers, France for approximately $62,100,000, which is net of cash acquired of approximately $5,600,000 plus assumed debt of approximately $14,100,000. The allocations for goodwill and intangible assets are approximately $33,550,000 and $25,590,000, respectively. The amount recorded as intangible assets is primarily for customer relationships with estimated useful lives of 6 years, patents with estimated useful lives from 6 to 12 years and trade names with indefinite lives. ATS' products include a broad range of fittings, valves and manifolds for water, gas and heating applications and stainless steel flexible hoses.

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

Results of Operations

Third Quarter Ended September 30, 2007 Compared to Third Quarter Ended October 1, 2006

        Net Sales.    Our business is reported in three geographic segments: North America, Europe and China. Our net sales in each of these segments for each of the third quarters of 2007 and 2006 were as follows:

	Third Quarter Ended September 30, 2007		Third Quarter Ended October 1, 2006
						% Change to Consolidated Net Sales
	Net Sales	% Sales	Net Sales	% Sales	Change
	(dollars in thousands)
North America	$215,809	63.4%	$211,769	65.1%	$4,040	1.2%
Europe	110,518	32.4	101,437	31.2	9,081	2.8
China	14,160	4.2	11,931	3.7	2,229.7

Total	$340,487	100%	$325,137	100%	$15,350	4.7%

        The increase (decrease) in net sales is attributable to the following:

					Change As a % of Consolidated Net Sales				Change As a % of Segment Net Sales
	North America	Europe	China	Total	North America	Europe	China	Total	North America	Europe	China
	(dollars in thousands)
Internal growth	$2,975	$(276)	$1,527	$4,226.9%		—%	.5%	1.4%	1.4%	(.3)%	12.8%
Foreign exchange	1,065	7,904	702	9,671.3		2.4	.2	2.9	.5	7.8	5.9
Acquisitions	—	1,453	—	1,453	—	.4	—	.4	—	1.4	—

Total	$4,040	$9,081	$2,229	$15,350	1.2%	2.8%	.7%	4.7%	1.9%	8.9%	18.7%

        The internal growth in net sales in North America was primarily due to increased unit selling prices. Our sales into the wholesale market in the third quarter of 2007 grew by 3.9% compared to the third quarter of 2006. This was primarily due to increased sales of our backflow products. Our sales into the North American DIY market in the third quarter of 2007 decreased by 7.7% compared to the third quarter of 2006 primarily due to our exiting sales into markets with lower margin product lines, partially offset by new product rollouts and price increases.

        Internal net sales declined in Europe as minor increases in wholesale sales were offset by reduced sales into the OEM market.

        The acquired growth in net sales in Europe was due to the inclusion of the net sales of Teknigas, acquired on August 14, 2006.

        The internal sales growth in China was primarily due to increased sales in both the Chinese domestic and export markets.

        The increases in net sales due to foreign exchange in North America, Europe and China were primarily due to the appreciation of the Canadian dollar, the euro and the yuan, against the U.S. dollar. We cannot predict whether these currencies will continue to appreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

        Gross Profit.    Gross profit and gross profit as a percent of net sales (gross margin) for the third quarters of 2007 and 2006 were as follows:

	Third Quarter Ended
	September 30, 2007	October 1, 2006	Point Change
	(dollars in thousands)
Gross profit	$110,456	$112,328
Gross margin	32.4%	34.5%	(2.1)%

        Gross margin decreased in the third quarter of 2007 compared to third quarter of 2006 primarily due to a charge for the discontinuance of certain product lines and increased material costs. The North American margin for the third quarter of 2007 was affected by a charge related to our discontinuance of certain product lines and for cost increases for copper-based alloys and stainless steel products, which exceeded realized sales price increases. The European margin remained relatively flat primarily due to higher margins contributed by price increases that were offset by increased material costs and a shift in sales to lower margin products primarily in the OEM market. Our China segment's gross margin decreased primarily due to higher material costs, underutilized capacity in certain locations primarily due to the relocation of our joint venture facility, a charge for related to our discontinuance of certain product lines, value added tax increases and a shift in product mix.

        In the third quarter of 2007, we undertook a review of certain product lines and our overall manufacturing capacity. Based on that review, we are initiating a global restructuring program that was approved by our Board of Directors on October 30, 2007. We are also discontinuing certain product lines. This program is expected to include the shutdown of five manufacturing facilities and the rightsizing of a sixth facility, including the relocation of our joint venture facility in China that was previously disclosed. The restructuring program and charges for certain product line discontinuances will include pre-tax charges totaling approximately $13,400,000. Charges are primarily for severance ($4,300,000), relocation costs ($2,800,000) and other asset write-downs and expected net losses on asset disposals ($2,000,000) and will result in the elimination of approximately 330 positions worldwide. The product lines that are being discontinued resulted in a pre-tax charge of $4,300,000 in the third quarter of 2007. Total net after-tax charges for this program are expected to be approximately $9,700,000 ($4,700,000 non-cash), with costs being incurred through early 2010. We expect to spend approximately $13,400,000 in capital expenditures to consolidate operations and will fund approximately $8,000,000 of this amount through proceeds from the sale of buildings and other assets being disposed of as part of the restructuring program. Annual cash savings, net of tax, are estimated to be $4,500,000, which will be fully realized by the second half of 2009.

        The following table presents the estimated pre-tax charges for the global restructuring program and product line discontinuances initiated in the third quarter of 2007 by our reportable segments (amounts in thousands):

Reportable Segment	Total
North America	$6,200
Europe	3,900
China	3,300

Total	$13,400

        Selling, General and Administrative Expenses.    Selling, General and Administrative, or SG&A, expenses for the third quarter of 2007 increased $3,193,000, or 4.2%, compared to the third quarter of 2006. The increase in SG&A expenses was attributable to the following:

	(in thousands)	% Change
Internal growth	$1,043	1.4%
Foreign exchange	1,823	2.4
Acquisitions	327.4

Total	$3,193	4.2%

        The internal increase in SG&A expenses was primarily due to increased stock-based compensation costs and increased bad debt costs, partially offset by decreased incentive compensation costs and variable selling expenses. The increase in SG&A expenses from foreign exchange was primarily due to the appreciation of the euro against the U.S. dollar. The increase in SG&A expenses from acquisitions was due to the inclusion of Teknigas. Total SG&A expenses, as a percentage of sales, was 23.1% in the third quarter of 2007 compared to 23.2% in the third quarter of 2006.

        Restructuring and Other Charges.    In the third quarter of 2007, we recorded $1,596,000 for the write-down of held for sale assets and for accelerated depreciation related to the relocation of our 60% owned Chinese joint venture. In the third quarter of 2006, we recorded $332,000 of severance costs related to our 2006 European and Chinese restructuring plans.

        Operating Income.    Operating income by geographic segment for the third quarters of 2007 and 2006 was as follows:

	Third Quarter Ended
				% Change to Consolidated Operating Income
	September 30, 2007	October 1, 2006	Change
	(dollars in thousands)
North America	$22,629	$26,626	$(3,997)	(11.0)%
Europe	13,861	12,889	972	2.7
China	716	3,556	(2,840)	(7.8)
Corporate	(7,088)	(6,624)	(464)	(1.3)

Total	$30,118	$36,447	$(6,329)	(17.4)%

        The increase (decrease) in operating income is attributable to the following:

						Change As a % of Consolidated Operating Income					Change As a % of Segment Operating Income
	North America	Europe	China	Corp.	Total	North America	Europe	China	Corp.	Total	North America	Europe	China	Corp.
	(dollars in thousands)
Internal growth	$(625)	$(448)	$(1,635)	$(464)	$(3,172)	(1.7)%	(1.2)%	(4.5)%	(1.3)%	(8.7)%	(2.4)%	(3.5)%	(46.0)%	(7.0)%
Foreign exchange	231	1,007	129	—	1,367.6		2.8	.3	—	3.7	.9	7.8	3.6	—
Acquisitions	—	210	—	—	210	—	.6	—	—	.6	—	1.6	—	—
Restructuring/other	(3,603)	203	(1,334)	—	(4,734)	(9.9)	.5	(3.6)	—	(13.0)	(13.5)	1.6	(37.5)	—

Total	$(3,997)	$972	$(2,840)	$(464)	$(6,329)	(11.0)%	2.7%	(7.8)%	(1.3)%	(17.4)%	(15.0)%	7.5%	(79.9)%	(7.0)%

        The decrease in internal operating income in North America was primarily due to increased material costs, partially offset by decreased incentive compensation costs. In the third quarter of 2007, we recorded a charge related to the discontinuance of certain product lines.

        The decrease in internal operating income in Europe was primarily due to flat sales volume and increased material costs, partially offset by price increases. In the third quarter of 2007, we did not record any costs associated with our manufacturing restructuring plan compared to restructuring costs of $203,000 for the same period in 2006. The increase in operating income from foreign exchange was primarily due to the appreciation of the euro against the U.S. dollar. We cannot predict whether the euro will continue to appreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our operating income. The acquired growth in Europe is due to the inclusion of the operating income from Teknigas.

        The decrease in internal operating income in China was primarily due to increased material costs, underutilized capacity in certain locations primarily due to the relocation of our joint venture facility, value added tax increases and a shift in product mix. In the third quarter of 2007, we recorded $1,694,000 for asset write-downs and accelerated depreciation related to our global restructuring program and $718,000 related to the discontinuance of certain product lines compared to $1,078,000 for the comparable period of 2006.

        The decrease in internal operating income in Corporate was primarily attributable to increased stock-based compensation costs and legal costs, partially offset by decreased incentive compensation costs.

        Interest Income.    Interest income increased $2,548,000, or 221.6%, in the third quarter of 2007 compared to the third quarter of 2006, primarily due to the investment of net proceeds of approximately $219,000,000 from the public offering of 5,750,000 shares of our Class A Common Stock in November 2006.

        Interest Expense.    Interest expense increased $300,000, or 4.6%, for the third quarter of 2007 compared to the third quarter of 2006, primarily due to an increase in the average variable rates charged on the revolving credit facility.

        Other (Income) Expense.    Other (income) expense increased $757,000 for the third quarter of 2007 compared to the third quarter of 2006, primarily due to currency movements. Foreign currency losses were recorded in Europe, Canada and China in 2007, whereas foreign currency gains were recorded in 2006.

        Income Taxes.    Our effective tax rate for continuing operations increased to 33.1% in the third quarter of 2007 from 32.3% in the third quarter of 2006. The increase is primarily due to recording additional valuation allowance related to deferred tax assets of our 60% owned Chinese joint venture and a decrease in the percentage of income from China which has a lower effective tax rate than our overall rate, partially offset by a shift in income mix to countries in Europe that have lower effective tax rates than our overall rate.

        Income From Continuing Operations.    Income from continuing operations for the third quarter of 2007 decreased $3,150,000, or 14.8%, to $18,174,000, or $0.47 per common share, from $21,324,000, or $0.65 per common share, for the third quarter of 2006, in each case, on a diluted basis. Income from continuing operations for the third quarters of 2007 and 2006 included costs, net of tax, from our restructuring plan and product line discontinuances of $4,216,000, or $0.11 per common share, and $834,000, or $0.02 per common share, respectively. The appreciation of the euro, Chinese yuan and Canadian dollar against the U.S. dollar resulted in a positive impact on income from continuing operations of $0.02 per common share for the third quarter of 2007 compared to the comparable period last year. We cannot predict whether the euro, Canadian dollar or yuan will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net income.

        Additionally, in November 2006, the Company completed a public offering of 5,750,000 shares of Class A Common Stock and received net proceeds of approximately $219,000,000. The interest earned on the net proceeds provided approximately $2,022,000 in after-tax income in the third quarter of 2007. The issuance of an additional 5,750,000 shares had a dilutive impact on earnings per share of $0.03 per share in the third quarter of 2007, after considering the interest income from the net proceeds.

        Income (Loss) From Discontinued Operations.    Loss from discontinued operations for the third quarter of 2007 and 2006 was $80,000, or $0.00 per common share, and $3,137,000, or $0.09 per common share, in each case, on a diluted basis. The losses were primarily attributable to increased deductible costs in 2006 and legal fees associated with the James Jones Litigation, as described in Part I, Item 1, "Business-Product Liability, Environmental and Other Litigation Matters" in our Annual Report on Form 10-K for the year ended December 31, 2006.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended October 1, 2006

        Net Sales.    Our business is reported in three geographic segments: North America, Europe and China. Our net sales in each of these segments for each of the first nine months of 2007 and 2006 were as follows:

	Nine Months Ended September 30, 2007		Nine Months Ended October 1, 2006
						% Change to Consolidated Net Sales
	Net Sales	% Sales	Net Sales	% Sales	Change
	(dollars in thousands)
North America	$658,586	63.5%	$616,584	68.5%	$42,002	4.7%
Europe	334,285	32.2	257,553	28.6	76,732	8.5
China	44,130	4.3	26,125	2.9	18,005	2.0

Total	$1,037,001	100%	$900,262	100%	$136,739	15.2%

        The increase in net sales is attributable to the following:

					Change As a % of Consolidated Net Sales				Change As a % of Segment Net Sales
	North America	Europe	China	Total	North America	Europe	China	Total	North America	Europe	China
	(dollars in thousands)
Internal growth	$38,036	$17,599	$10,563	$66,198	4.2%	2.0%	1.2%	7.4%	6.2%	6.8%	40.4%
Foreign exchange	1,214	21,762	1,644	24,620.1		2.4	.2	2.7	.2	8.5	6.3
Acquisitions	2,752	37,371	5,798	45,921.4		4.1	.6	5.1	.4	14.5	22.2

Total	$42,002	$76,732	$18,005	$136,739	4.7%	8.5%	2.0%	15.2%	6.8%	29.8%	68.9%

        The internal growth in net sales in North America was primarily due to increased unit selling prices and increased unit sales in certain product lines into the wholesale market. Our sales into the wholesale market in the first nine months of 2007, excluding the sales from the acquisition of Calflex, grew by 9.1% compared to the first nine months of 2006. This was primarily due to increased sales of our backflow products. Our sales into the North American DIY market in the first nine months of 2007 decreased by 4.2% compared to the first nine months of 2006 primarily due to decreased unit sales of our residential brass and tubular products partially offset by increased prices in certain product lines.

        The acquired growth in net sales in North America was due to the inclusion of net sales of Calflex acquired on June 2, 2006.

        The internal sales growth in Europe was broad-based, especially in the OEM market. This is primarily due to price increases and increased unit shipments of under-floor radiant heating and solar product lines. Our sales into the wholesale and OEM markets in the first nine months of 2007, excluding the sales from the acquisitions of ATS, Kimsafe and Teknigas, grew by 2.4% and 12.2%, respectively, compared to the first nine months of 2006.

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

        Gross Profit.    Gross profit and gross profit as a percent of net sales (gross margin) for the first nine months of 2007 and 2006 were as follows:

	Nine Months Ended
	September 30, 2007	October 1, 2006	Point Change
	(dollars in thousands)
Gross profit	$339,763	$314,995
Gross margin	32.8%	35.0%	(2.2)%

        Gross margin decreased in the first nine months of 2007 compared to first nine months of 2006 primarily due to increased material costs and a charge related to our discontinuance of certain product lines. The North American margin was affected by the charge related to our discontinuance of certain product lines, cost increases for copper-based alloys and for stainless steel products, which exceeded realized sales price increases, and from a net charge related to an increase in our workers compensation reserve primarily due to a change in estimate. The European segment experienced reductions in gross margin primarily due to increased material costs and increased inventory provisions, which were partially offset by higher margins contributed by recent acquisitions and price increases. The China segment's gross margin decreased primarily due to higher material costs, a charge related to our discontinuance of certain product lines, value added tax increases and a shift in product mix.

        Selling, General and Administrative Expenses.    SG&A expenses for the first nine months of 2007 increased $28,497,000, or 13.0%, compared to the first nine months of 2006. The increase in SG&A expenses was attributable to the following:

	(in thousands)	% Change
Internal growth	$12,693	5.8%
Foreign exchange	4,781	2.2
Acquisitions	11,023	5.0

Total	$28,497	13.0%

        The internal increase in SG&A expenses was primarily due to increased variable selling expenses due to increased sales volumes, increased product liability costs and increased stock-based compensation costs partially offset by decreased incentive compensation costs. The increase in SG&A expenses from foreign exchange was primarily due to the appreciation of the euro, Canadian dollar and the yuan against the U.S. dollar. The increase in SG&A expenses from acquisitions was due to the inclusion of Changsha, ATS, Calflex, Ningbo, Kimsafe and Teknigas. Total SG&A expenses, as a percentage of sales, was 23.8% in the first nine months of 2007 compared to 24.3% in the first nine months of 2006.

        Restructuring and Other Charges.    In the first nine months of 2007, we recorded $2,066,000 for asset write-downs and for accelerated depreciation related to the relocation of our 60% owned Chinese joint venture. In the first nine months of 2006, we recorded income of $5,109,000 primarily due to a gain of approximately $6,500,000 related to the sale of a building in Italy partially offset by costs of $1,391,000 primarily for severance costs related to our 2006 European and Chinese restructuring plans.

        Operating Income.    Operating income by geographic segment for the first nine months of 2007 and 2006 was as follows:

	Nine Months Ended
	September 30, 2007	October 1, 2006	Change	% Change to Consolidated Operating Income
	(dollars in thousands)
North America	$64,044	$75,153	$(11,109)	(10.9)%
Europe	41,104	38,067	3,037	3.0
China	6,780	6,968	(188)	(.2)
Corporate	(21,127)	(18,483)	(2,644)	(2.6)

Total	$90,801	$101,705	$(10,904)	(10.7)%

        The increase (decrease) in operating income is attributable to the following:

						Change As a % of Consolidated Operating Income						Change As a % of Segment Operating Income
	North America	Europe	China	Corp.	Total	North America	Europe	China	Corp		Total	North America	Europe	China	Corp.
	(dollars in thousands)
Internal growth	$(7,215)	$880	$690	$(2,644)	$(8,289)	(7.1)%	.8%	.8%	(2.6.	)%	(8.1)%	(9.6)%	2.3%	9.9%	(14.3)%
Foreign exchange	283	2,706	301	—	3,290.3		2.7	.2	—		3.2	.4	7.1	4.3	—
Acquisitions	(574)	4,753	778	—	4,957	(.6)	4.7	.8	—		4.9	(.8)	12.5	11.2	—
Restructuring/other	(3,603)	(5,302)	(1,957)	—	(10,862)	(3.5)	(5.2)	(2.0)	—		(10.7)	(4.8)	(13.9)	(28.1)	—

Total	$(11,109)	$3,037	$(188)	$(2,644)	$(10,904)	(10.9)%	3.0%	(.2)%	(2.6)%		(10.7)%	(14.8)%	8.0%	(2.7)%	(14.3)%

        The decrease in internal operating income in North America was primarily due to increased material costs, a net increase in our workers compensation reserve primarily due to a change in estimate and increased product liability costs, partially offset by decreased incentive compensation costs. The acquired decrease is due to the inclusion of operating results from Calflex. In the first nine months of 2007, we recorded a charge related to our discontinuance of certain product lines.

        Europe's internal growth in operating income is due to our ability to leverage SG&A expenses, partially offset by increased material costs and a shift in sales to lower margin products primarily in the OEM market. In the first nine months of 2007, we did not record any costs associated with our manufacturing restructuring plan compared to a gain of $5,302,000 for the same period in 2006. We recorded a gain of $6,500,000 for the building sale in Italy partially offset by $1,198,000 of primarily severance costs. The increase in operating income from foreign exchange was primarily due to the appreciation of the euro against the U.S. dollar. We cannot predict whether the euro will continue to appreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our operating income. The acquired growth in Europe is due to the inclusion of the operating income from ATS, Kimsafe and Teknigas.

        The increase in internal growth in China was primarily attributable to increased production levels at our wholly owned manufacturing plants, partially offset by increased SG&A expense. The acquired growth in China was due to the inclusion of the operating income of Changsha and Ningbo. In the first nine months of 2007, we recorded $2,388,000 for asset write-downs and accelerated depreciation related to our global restructuring program and $718,000 related to our discontinuance of certain product lines. The elimination of a one-month reporting lag in two of our Chinese entities did not have a material impact on China's operating income.

        The decrease in internal operating income in Corporate was primarily attributable to increased stock-based compensation costs and legal costs, partially offset by decreased incentive compensation costs.

        Interest Income.    Interest income increased $8,488,000, or 345.2%, in the first nine months of 2007 compared to the first nine months of 2006, primarily due to the investment of the net proceeds of approximately $219,000,000 from the public offering of 5,750,000 shares of our Class A Common Stock in November 2006 and to the investment of the residual proceeds from the $225,000,000 private placement in April 2006.

        Interest Expense.    Interest expense increased $4,207,000, or 26.9%, for the first nine months of 2007 compared to the first nine months of 2006, primarily due to our April 27, 2006 issuance of $225,000,000 5.85% senior notes due in 2016 and increased debt levels for acquisitions along with an increase in the average variable rates charged on the revolving credit facility.

        Other (Income) Expense.    Other (income) expense increased $2,730,000 for the first nine months of 2007 compared to the first nine months of 2006, primarily due to currency movements and losses on forward currency contracts. Foreign currency losses were recorded in Europe, Canada and China in 2007, whereas foreign currency gains were recorded in 2006.

        Income Taxes.    Our effective tax rate for continuing operations decreased to 31.9% in the first nine months of 2007 from 34.3% in the first nine months of 2006. The decrease is primarily due to higher tax in Italy in 2006 recorded on the sale of a building in Italy and a shift in income mix to Europe and China that have lower effective tax rates than our overall rate. This decrease is partially offset by the recording of a valuation allowance on the deferred tax assets of our 60% owned Chinese joint venture.

        Income From Continuing Operations.    Income from continuing operations for the first nine months of 2007 decreased $3,040,000, or 5.2%, to $55,914,000, or $1.43 per common share, from $58,954,000, or $1.79 per common share, for the first nine months of 2006, in each case, on a diluted basis. Income from continuing operations for the first nine months of 2007 includes a tax refund of $1,910,000, or $0.05 per common share. Income from continuing operations for the first nine months of 2007 and 2006 included costs, net of tax, from our restructuring plan and product line discontinuances of $4,532,000, or $0.12 per common share, and included income, net of tax, of $2,571,000, or $0.08 per share, respectively. The gain on the sale of our building in Italy resulted in an after-tax gain of $4,100,000, or $0.12 per share. The appreciation of the euro, Chinese yuan and Canadian dollar against the U.S. dollar resulted in a positive impact on income from continuing operations of $0.05 per common share for the first nine months of 2007 compared to the comparable period last year. We cannot predict whether the euro, Canadian dollar or yuan will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net income.

        Additionally, in November 2006, the Company completed a public offering of 5,750,000 shares of Class A Common Stock and received net proceeds of approximately $219,000,000. The interest earned on the net proceeds provided approximately $5,752,000 in after-tax income in the first nine months of 2007. The issuance of an additional 5,750,000 shares had a dilutive impact on earnings per share of $0.09 per share in the first nine months of 2007, after considering the interest income from the net proceeds.

        Income (Loss) From Discontinued Operations.    Loss from discontinued operations for the first nine months of 2007 and 2006 was $54,000, or $0.00 per common share, and $3,358,000, or $0.10 per common share, on a diluted basis for the comparable period. The losses for 2007 and 2006 were primarily attributable to increased deductible costs in 2006 and legal fees associated with the James Jones Litigation, as described in Part I, Item 1, "Business-Product Liability, Environmental and Other Litigation Matters" in our Annual Report on Form 10-K for the year ended December 31, 2006. The 2007 loss was partially offset by reserve adjustments.

Liquidity and Capital Resources

        We generated $21,782,000 of cash from continuing operations for the first nine months of 2007. We experienced increases in inventory in China, North America and Europe. The increases were primarily due to increased raw material costs and softness in the German markets. We also experienced an increase in accounts receivable in North America and Europe. The increase in accounts receivable was primarily due to increased sales volume and increased selling prices. There was also a decrease in accounts payable, accrued expenses and other liabilities, primarily in Europe and North America. In Europe, accounts payable declined in the third quarter of 2007 as the rate of growth in purchasing activity slowed as compared to last year. In North America, payments for cash compensation and pension investments were made during the first nine months of 2007. Also, cash payments to cover income tax obligations were greater during the first nine months of 2007.

        We used $57,292,000 of net cash for investing activities for the first nine months of 2007. We invested $25,261,000 in capital equipment. For the remainder of fiscal year 2007, we expect to invest approximately $13,000,000 for manufacturing machinery and equipment as part of our ongoing commitment to improve our manufacturing capabilities. We invested $27,500,000 in investment grade auction rate securities. We paid $4,627,000 for additional acquisition costs related to prior years acquisitions.

        We used $4,959,000 of net cash from financing activities for the first nine months of 2007. This was primarily due to payments of debt and dividend payments, partially offset by increased borrowings under our line of credit and tax benefits from the exercise of stock awards.

        In April 2006, we amended our revolving credit facility with a syndicate of banks to provide for multi-currency unsecured borrowings and stand-by letters of credit of up to $350,000,000 and to extend the maturity date through April 2011. The revolving credit facility is being used to support our acquisition program, working capital requirements and for general corporate purposes.

        Outstanding indebtedness under the revolving credit facility bears interest at a rate determined by the type of loan plus an applicable margin determined by our debt rating, depending on the applicable base rate and our bond rating. For the first nine months of 2007 the average interest rate under the revolving credit facility for euro-based borrowings was approximately 4.4%. There were no U.S. dollar borrowings at September 30, 2007. The revolving credit facility includes operational and financial covenants customary for facilities of this type, including, among others, restrictions on additional indebtedness, liens and investments and maintenance of certain leverage ratios. As of September 30, 2007, we were in compliance with all covenants related to the revolving credit facility, had $208,088,000 of unused and potentially available credit under the revolving credit facility and had $108,156,000 of euro-based borrowings outstanding and $33,756,000 for stand-by letters of credit outstanding on our revolving credit facility.

        We generated $246,000 of net cash from discontinued operations. During the first nine months of 2007, we paid approximately $332,000 for defense costs and approximately $353,000 for other legal costs we incurred in the James Jones Litigation. We also received $1,023,000 for indemnity payments.

        Working capital (defined as current assets less current liabilities) as of September 30, 2007 was $735,207,000 compared to $653,024,000 as of December 31, 2006. This increase was primarily due to increases in accounts receivable, inventory and investment securities. Cash and cash equivalents decreased to $308,670,000 as of September 30, 2007 compared to $342,979,000 as of December 31, 2006 primarily due to cash used to fund capital expenditures and investments. The ratio of current assets to current liabilities was 3.6 to 1 as of September 30, 2007 compared to 3.2 to 1 as of December 31, 2006.

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

Application of Critical Accounting Policies and Key Estimates

        The preparation of our consolidated financial statements in accordance with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported. A critical accounting estimate is an assumption about highly uncertain matters and could have a material effect on the consolidated financial statements if another, also reasonable, amount were used, or, a change in the estimate is reasonably likely from period to period. We base our assumptions on historical experience and on other estimates that we believe are reasonable under the circumstances. Actual results could differ significantly from these estimates. Except for the net increase in workers compensation reserves in the second quarter of 2007 primarily due to a change in estimate, there were no changes in accounting policies or significant changes in accounting estimates during the first nine months of 2007.

        We periodically discuss the development, selection and disclosure of the estimates with the Audit Committee. Management believes the following critical accounting policies reflect its more significant estimates and assumptions.

Revenue recognition

        We recognize revenue when all of the following criteria are met: (1) we have entered into a binding agreement, (2) the product has shipped and title has passed, (3) the sales price to the customer is fixed or is determinable and (4) collectibility is reasonably assured. We recognize revenue based upon a determination that all criteria for revenue recognition have been met, which, based on the majority of our shipping terms, is considered to have occurred upon shipment of the finished product. Some shipping terms require the goods to be received by the customer before title passes. In those instances, revenues are not recognized until the customer has received the goods. We record estimated reductions to revenue for customer returns and allowances and for customer programs. Provisions for returns and allowances are made at the time of sale, derived from historical trends and form a portion of the allowance for doubtful accounts. Customer programs, which are primarily annual volume incentive plans, allow customers to earn credit for attaining agreed upon purchase targets from us. We record reductions to revenue, made at the time of sale, for customer programs based on estimated purchase targets.

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

Goodwill and other intangibles

        Goodwill and intangible assets with indefinite lives are tested annually for impairment in accordance with the provisions of Financial Accounting Standards Board Statement No. 142 "Goodwill and Other Intangible Assets" (FAS 142). We use our judgment in assessing whether assets may have become impaired between annual impairment tests. We concluded that no impairment existed at October 29, 2006, the time of our latest annual review. We perform our annual test for indicators of goodwill and non-amortizable intangible assets impairment in the fourth quarter of our fiscal year or sooner if indicators of impairment exist.

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

Product liability and workers' compensation costs

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

        Workers' compensation liabilities in the U.S. are recognized for claims incurred (including claims incurred but not reported) and for changes in the status of individual case reserves. At the time a workers' compensation claim is filed, a liability is estimated to settle the claim. The liability for workers' compensation claims is determined based on management's estimates of the nature and severity of the claims and based on analysis provided by third party administrators and by various state statutes and reserve requirements. We have developed our own trend factors based on our specific claims experience. In other countries where workers' compensation costs are applicable, we maintain insurance coverage with limited deductible payments. Because the liability is an estimate, the ultimate liability may be more or less than reported.

        We determine the trend factors for product liability and workers' compensation liabilities based on consultation with outside actuaries.

        We maintain excess liability insurance with outside insurance carriers to minimize our risks related to catastrophic claims in excess of all self-insured positions. Any material change in the aforementioned factors could have an adverse impact on our operating results.

Legal contingencies

        We are a defendant in numerous legal matters including those involving environmental law and product liability as discussed further in Part I, Item 1, "Product Liability, Environmental and Other Litigation Matters" of our Annual Report on Form 10-K for the year ended December 31, 2006. As required by Financial Accounting Standards Board Statement No. 5 "Accounting for Contingencies" (FAS 5), we determine whether an estimated loss from a loss contingency should be accrued by assessing whether a loss is deemed probable and the loss amount can be reasonably estimated, net of any applicable insurance proceeds. Estimates of potential outcomes of these contingencies are developed in consultation with outside counsel. While this assessment is based upon all available information, litigation is inherently uncertain and the actual liability to fully resolve this litigation cannot be predicted with any assurance of accuracy. Final settlement of these matters could possibly result in significant effects on our results of operations, cash flows and financial position.

Pension benefits

        We account for our pension plans in accordance with Financial Accounting Standards Board Statement No. 87 "Employers Accounting for Pensions" (FAS 87) and Financial Accounting Standards Board Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)," (FAS 158). In

applying FAS 87 and FAS 158, assumptions are made regarding the valuation of benefit obligations and the performance of plan assets. The primary assumptions are as follows:

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

        On January 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48). The purpose of FIN 48 is to increase the comparability in financial reporting of income taxes. FIN 48 requires that in order for a tax benefit to be recorded in the income statement, the item in question must meet the more-likely-than-not (greater than 50% likelihood of being sustained upon examination by the taxing authorities) threshold. The adoption of FIN 48 did not have a material effect on our financial statements. No cumulative effect was booked through beginning retained earnings.

        As of the adoption date, we had gross unrecognized tax benefits of approximately $4,800,000, of which approximately $4,200,000, if recognized, would affect the effective tax rate. The difference between the amount of unrecognized tax benefits and the amount that would impact the effective tax rate consists of the federal tax benefit of state income tax items. During the first nine months of 2007, we reduced our unrecognized tax benefits by approximately $600,000 for a tax issue in Italy. We do not expect further significant changes in the amounts of unrecognized tax benefits within the next twelve months.

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

        As of January 1, 2007 and September 30, 2007, we had approximately $600,000 of interest related to uncertain tax positions. We account for interest and penalties related to uncertain tax positions as a component of income tax expense.

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

Item 4.    Controls and Procedures

        As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily applies its judgment in evaluating and implementing possible controls and procedures. The effectiveness of our disclosure controls and procedures is also necessarily limited by the staff and other resources available to us and the geographic diversity of our operations. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

        There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In connection with these rules, we will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Part II. OTHER INFORMATION

Item l.    Legal Proceedings

        As disclosed in Part I, Item 1, "Product Liability, Environmental and Other Litigation Matters" of our Annual Report on Form 10-K for the year ended December 31, 2006, we are a party to litigation described as the James Jones Litigation and are also engaged in certain environmental remediation. There have been no material developments with respect to our contingencies and environmental remediation proceedings during the quarter ended September 30, 2007.

Item 1A.    Risk Factors

        This report includes statements which are not historical facts and are considered forward looking within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect Watts Water Technologies, Inc.'s current views about future results of operations and other forward-looking information. In some cases you can identify these statements by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "should," "will" and "would" or similar words. You should not rely on forward-looking statements because Watts' actual results may differ materially from those indicated by these forward-looking statements as a result of a number of important factors. These factors include, but are not limited to, the following: shortages in and pricing of raw materials and supplies including recent cost increases by suppliers of raw materials and our ability to pass these costs on to customers, loss of market share through competition, introduction of competing products by other companies, pressure on prices from competitors, suppliers, and/or customers, the identification and disclosure of material weaknesses in our internal control over financial reporting, failure to expand our markets through acquisitions, failure or delay in developing new products, lack of acceptance of new products, failure to manufacture products that meet required performance and safety standards, foreign exchange rate fluctuations, cyclicality of industries, such as plumbing and heating wholesalers and home improvement retailers, in which the Company markets certain of its products, economic factors, such as the levels of housing starts and remodeling, affecting the markets where the Company's products are sold, manufactured, or marketed, environmental compliance costs, product liability risks, the results and timing of the Company's manufacturing restructuring plan, changes in the status of current litigation, including the James Jones case, and other risks and uncertainties discussed under the heading "Item 1 A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities Exchange Commission and other reports we file from time to time with the Securities and Exchange Commission.

        The risk factor immediately following, which was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, has been modified to provide additional disclosure related to changes since we filed our Annual Report on Form 10-K for the year ended December 31, 2006.

Down economic cycles, particularly reduced levels of residential and non-residential starts and remodeling, could have an adverse effect on our revenues and operating results.

        We have experienced and expect to continue to experience fluctuations in revenues and operating results due to economic and business cycles. The businesses of most of our customers, particularly plumbing and heating wholesalers and home improvement retailers, are cyclical. Therefore, the level of our business activity has been cyclical, fluctuating with economic cycles. We also believe our level of business activity is influenced by residential and non-residential starts and renovation and remodeling, which are, in turn, heavily influenced by interest rates, consumer debt levels, changes in disposable income, employment growth and consumer confidence. The current conditions in the housing and debt markets have caused a reduction in residential and non-residential starts and renovation and remodeling. If these conditions continue or worsen in the future, our revenues and profits could decrease and result in a material adverse effect on our financial condition and results of operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        Beginning in the second quarter of 2007, the Company satisfies the minimum withholding tax obligation due upon the vesting of shares of restricted stock and the conversion of restricted stock units into shares of Class A Common Stock by automatically withholding from the shares being issued a number of shares with an aggregate fair market value on the date of such vesting or conversion that would satisfy the withholding amount due.

        The following table includes information with respect to shares of the Company's Class A Common Stock withheld to satisfy withholding tax obligations during the three-month period ended September 30, 2007.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 2, 2007-July 29, 2007	—	—	—	—
July 30, 2007-August 26, 2007	756	$37.85	—	—
August 27, 2007-September 30, 2007	6,139	$33.36	—	—

Total	6,895	$33.85	—	—

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

WATTS WATER TECHNOLOGIES, INC.
Date: November 8, 2007	By:	/s/ PATRICK S. O'KEEFE
Patrick S. O'Keefe Chief Executive Officer
Date: November 8, 2007	By:	/s/ WILLIAM C. MCCARTNEY
William C. McCartney Chief Financial Officer and Treasurer

EXHIBIT INDEX

        Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description
3.1	Restated Certificate of Incorporation, as amended(1)
3.2	Amended and Restated By-Laws, as amended(2)
10.1	Form of Indemnification Agreement between the Registrant and certain directors and officers of the Registrant
10.2	Resignation Agreement dated October 16, 2007 between the Registrant and William D. Martino
10.3	Watts Water Technologies, Inc. Management Stock Purchase Plan (Amended and Restated as of January 1, 2005), as amended(3)
10.4	Watts Water Technologies, Inc. 2004 Stock Incentive Plan, as amended(3)
10.5	Form of Non-Qualified Stock Option Agreement under the Watts Water Technologies, Inc. 2004 Stock Incentive Plan, as amended(3)
10.6	Form of Restricted Stock Award Agreement for Employees under the Watts Water Technologies, Inc. 2004 Stock Incentive Plan, as amended(3)
11	Statement Regarding Computation of Earnings per Common Share(4)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350

(1)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 001-11499) for the quarter ended July 3, 2005.

(2)
Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 001-11499) dated February 5, 2007.

(3)
Incorporated by reference Registrant's Quarterly Report on Form 10-Q (File No. 001-11499) for the quarter ended July 1, 2007.

(4)
Incorporated by reference to Note 6 to the Notes to Consolidated Financial Statements included in this Report.

QuickLinks

INDEX
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
Part II. OTHER INFORMATION
SIGNATURES
EXHIBIT INDEX