Form 10-K
period 2007-12-31
WATTS WATER TECHNOLOGIES INC
filed 2008-02-29
CIK 795403

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-11499

WATTS WATER TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	04-2916536 (I.R.S. Employer Identification No.)
815 Chestnut Street, North Andover, MA (Address of Principal Executive Offices)	01845 (Zip Code)
Registrant's telephone number, including area code: (978) 688-1811
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, par value $0.10 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of June 29, 2007, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $1,170,291,367 based on the closing sale price as reported on the New York Stock Exchange.

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 22, 2008
Class A Common Stock, $0.10 par value per share	29,272,927 shares
Class B Common Stock, $0.10 par value per share	7,293,880 shares

DOCUMENTS INCOPORATED BY REFERENCE

        Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on May 14, 2008, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.    BUSINESS.

        This annual report on Form 10-K contains statements which are not historical facts and are considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements contain projections of our future results of operations or our financial position or state other forward-looking information. In some cases you can identify these statements by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "should," "will" and "would" or similar words. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors may cause our actual results, performance or achievements to differ materially from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements. Some of the factors that might cause these differences are described under Item 1A—"Risk Factors." You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences. These forward-looking statements were based on information, plans and estimates at the date of this report, and, except as required by law, we undertake no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

        In this annual report on Form 10-K, references to "the Company," "Watts," "we," "us" or "our" refer to Watts Water Technologies, Inc. and its consolidated subsidiaries.

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

        Our "Water by Watts" strategy is to be the leading provider of water quality, water conservation, water safety and water flow control products for the residential and commercial markets in North America and Europe with an emerging presence in China. Our primary objective is to grow earnings by increasing sales within existing markets, expanding into new markets, leveraging our distribution channels and customer base, making selected acquisitions, reducing manufacturing costs and advocating for the development and enforcement of industry standards.

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

        We intend to continue to generate growth by targeting selected acquisitions, both in our core markets as well as new complementary markets. We have completed 31 acquisitions since divesting our industrial and oil and gas business in 1999, including one acquisition in 2007 and five acquisitions in 2006. Our acquisition strategy focuses on businesses that manufacture preferred brand name products that address our themes of water quality, water safety, water conservation, water flow control and related complementary markets. We target businesses that will provide us with one or more of the following: an entry into new markets, an increase in shelf space with existing customers, strong brand names, a new or improved technology or an expansion of the breadth of our Water by Watts offering.

        We are committed to reducing our manufacturing costs through a combination of expanding manufacturing in lower-cost countries and consolidating our diverse manufacturing operations in North America and Europe. We have acquired a number of manufacturing facilities in lower-cost regions such as China, Bulgaria and Tunisia. In 2007, we announced a global restructuring plan to reduce our manufacturing footprint in order to reduce our costs and to realize additional operating efficiencies.

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

        Our business is reported in three geographic segments: North America, Europe and China. The contributions of each segment to net sales, operating income and the presentation of certain other financial information by segment are reported in Note 17 of the Notes to Consolidated Financial Statements and in Management's Discussion and Analysis included elsewhere in this report.

Recent Acquisitions

        On November 9, 2007, we acquired the assets and business of Topway Global Inc. (Topway) located in Brea, California for approximately $18.4 million, of which $0.3 million of transaction costs remain to be paid. The preliminary allocations for goodwill and intangible assets are approximately $7.6 million and $8.2 million, respectively. The amount recorded as intangible assets is primarily for customer relationships with an estimated useful life of 10 years and trade names with indefinite lives. Topway manufactures a wide variety of water softeners, point of entry filter units, and point of use drinking water systems for residential, commercial and industrial applications. The purchase price allocation for Topway is preliminary pending the final determination of the fair values of certain assumed assets and liabilities.

        On August 14, 2006, we acquired 100% of the outstanding stock of Black Teknigas, Limited (Teknigas) located in St. Neots, United Kingdom for approximately $8.7 million, which is net of cash acquired of approximately $0.3 million. The allocations for goodwill and intangible assets are approximately $3.6 million and $4.5 million, respectively. The amount recorded as intangible assets is primarily for technology and customer relationships that have estimated useful lives ranging from 6 to 9 years and trade names with indefinite lives. Teknigas designs, develops and manufactures a range of gas control products and systems for combustion, industrial, medical, laboratory and specialty gas.

        On June 7, 2006, we acquired 100% of the outstanding stock of Kim Olofsson Safe Corporation AB (KimSafe) located in Almhult, Sweden for approximately $5.8 million, which is net of cash acquired of approximately $2.9 million. The allocations for goodwill and intangible assets are approximately $1.2 million and $4.1 million, respectively. The amount recorded as intangible assets is primarily for customer relationships that have estimated useful lives of 5 years and trade names with indefinite lives. KimSafe manufactures electronic controls for heat pump, solar and pellet heaters, which provide the ability to heat water using renewable energy.

        On June 2, 2006, we acquired the assets and business of Calflex Manufacturing, Inc. (Calflex) located in Vernon, California and the stock of Ningo Best Metal & Plastic Manufacturing, Ltd (Ningbo) located in Ningbo, China for an aggregate of approximately $6.3 million. The allocation for intangible assets is approximately $2.1 million. The amount recorded as intangible assets is primarily for customer relationships that have estimated useful lives of 12 years and trade names with indefinite lives. Calflex and Ningbo distribute and manufacture water connectors.

        On May 19, 2006, we acquired 100% of the outstanding stock of ATS Expansion Group (ATS) located in Sorgues, Grenoble and Hautvillers, France for approximately $62.1 million, which is net of cash acquired of approximately $5.7 million plus assumed debt of approximately $14.1 million. The allocations for goodwill and intangible assets are approximately $33.6 million and $25.6 million, respectively. The amount recorded as intangible assets is primarily for customer relationships with estimated useful lives of 6 years, patents with estimated useful lives from 6 to 12 years and trade names with indefinite lives. ATS' products include a broad range of fittings, valves and manifolds for water, gas and heating applications and stainless steel flexible hoses.

        On April 26, 2006, we acquired the assets and business of Changsha Valve Works (Changsha) located in Changsha, China for approximately $9.2 million. The allocations for goodwill and intangible assets are approximately $5.7 million and $3.7 million, respectively. The amount recorded as intangible assets is primarily for non-compete agreements that have estimated useful lives of 10 years and customer order backlog with an estimated useful life of 1 year. Changsha is a leading manufacturer of large diameter hydraulic-actuated butterfly valves for thermo-power and hydro-power plants, water distribution projects and water works projects in China.

Products

        We believe that we have the broadest range of products in terms of design distinction, size and configuration in a majority of our principal product lines. In 2007, water quality products accounted for approximately 18% of our total sales. Our principal product lines include:

  •
  water quality products, including backflow preventers and check valves for preventing reverse flow within water lines and fire protection systems and point-of-use water filtration and reverse osmosis systems for both commercial and residential applications;

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

        Wholesalers.    Approximately 65% of our sales in both 2007 and 2006 were to wholesale distributors for both commercial and residential applications. We rely on commissioned manufacturers' representatives, some of which maintain a consigned inventory of our products, to market our product lines.

        DIY.    Approximately 15% and 16% of our sales in 2007 and 2006, respectively, were to DIY customers. Our DIY customers demand less technical products, but are highly receptive to innovative designs and new product ideas.

        OEMs.    Approximately 20% and 19% of our sales in 2007 and 2006, respectively, were to OEMs. In North America, our typical OEM customers are water heater manufacturers, equipment manufacturers needing flow control devices and water systems manufacturers needing backflow preventers. Our sales to OEMs in Europe are primarily to boiler manufacturers and radiant systems manufacturers. Our sales to OEMs in China are primarily to boiler and bath manufacturers, which include manufacturers of faucet and shower products.

        In 2007, no customer accounted for more than 10% of our total net sales. Our top ten customers accounted for approximately $304.3 million, or 22%, of our total net sales in 2007 and $282.3 million, or 23%, of our total net sales in 2006. Thousands of other customers constituted the remaining 78% of our net sales in 2007 and 77% of our net sales in 2006.

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

Manufacturing

        We have integrated and automated manufacturing capabilities, including bronze foundries, machining, plastic injection molding and assembly operations. Our foundry operations include metal pouring systems, automatic core making, yellow brass forging and brass and bronze die-castings. Our machining operations feature computer-controlled machine tools, high-speed chucking machines with robotics and automatic screw machines for machining bronze, brass and steel components. We have invested heavily in recent years to expand our manufacturing base and to ensure the availability of the most efficient and productive equipment. We are committed to maintaining our manufacturing equipment at a level consistent with current technology in order to maintain high levels of quality and manufacturing efficiencies.

        Capital expenditures and depreciation for each of the last three years were as follows:

	Years Ended December 31,
	2007	2006	2005
	(in millions)
Capital expenditures	$37.8	$44.7	$18.6
Depreciation	$28.9	$26.7	$23.5

        The Company's 2006 capital expenditures included approximately $18.0 million related to the purchase and subsequent sale-leaseback of a building in Italy.

Raw Materials

        We require substantial amounts of raw materials to produce our products, including bronze, brass, cast iron, steel and plastic, and substantially all of the raw materials we require are purchased from outside sources. We have experienced increases in the costs of certain raw materials, particularly copper. Bronze and brass are copper-based alloys. The spot price of copper increased approximately 41% from December 31, 2005 to December 31, 2007. In response, we have implemented price increases for some of our products that have become more expensive to manufacture due to the increases in raw material costs. During 2007 and 2006, cost increases in raw materials were not completely recovered by increased selling prices or other product cost reductions. We are not able to predict whether or for how long these cost increases will continue. If these cost increases continue and we are not able to reduce or eliminate the effect of the cost increases by reducing production costs or implementing price increases, our profit margins could decrease.

Code Compliance

        Products representing a majority of our sales are subject to regulatory standards and code enforcement which typically require that these products meet stringent performance criteria. Standards are established by such industry test and certification organizations as the American Society of Mechanical Engineers (A.S.M.E.), the Canadian Standards Association (C.S.A.), the American Society of Sanitary Engineers (A.S.S.E.), the University of Southern California Foundation for Cross-Connection Control (USC FCC), the International Association of Plumbing and Mechanical Officials (I.A.P.M.O.), Factory Mutual (F.M.), the National Sanitation Foundation (N.S.F.) and Underwriters Laboratory (U.L.). Many of these standards are incorporated into state and municipal plumbing and heating, building and fire protection codes.

        National regulatory standards in Europe vary by country. The major standards and/or guidelines which our products must meet are AFNOR (France), DVGW (Germany), UNI/ICIN (Italy), KIWA (Netherlands), SVGW (Switzerland), SITAC (Sweden) and WRAS (United Kingdom). Further, there are local regulatory standards requiring compliance as well.

        Together with our commissioned manufacturers' representatives, we have consistently advocated for the development and enforcement of plumbing codes. We maintain stringent quality control and testing procedures at each of our manufacturing facilities in order to manufacture products in compliance with code requirements.

        We believe that product-testing capability and investment in plant and equipment is needed to manufacture products in compliance with code requirements. Additionally, a majority of our manufacturing facilities are ISO 9000, 9001 or 9002 certified by the International Organization for Standardization.

Product Development and Engineering

        We maintain our own product development staff, design teams, and testing laboratories in North America, Europe and China that continuously work to enhance our existing products and develop new products. We maintain sophisticated product development and testing laboratories. Research and development costs included in selling, general, and administrative expense amounted to $15.1 million, $12.7 million and $11.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Backlog

        Backlog was approximately $119.1 million at February 15, 2008 and also was approximately $114.0 million at February 16, 2007. We do not believe that our backlog at any point in time is indicative of future operating results.

Employees

        As of December 31, 2007, our wholly-owned and majority-owned domestic and foreign operations employed approximately 7,800 people. None of our employees in North America or China are covered by collective bargaining agreements. In some European countries our employees are subject to traditional national collective bargaining agreements. We believe that our employee relations are good.

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

Certifications

        Our Chief Executive Officer and Chief Financial Officer have provided the certifications required by rule 13a-14(a) under the Securities Exchange Act of 1934, copies of which are filed as exhibits to this Annual Report on Form 10-K. In addition, an annual chief executive officer certification was submitted by our chief executive officer to the New York Stock Exchange on May 9, 2007 in accordance with the New York Stock Exchange listing requirements.

Executive Officers and Directors

        Set forth below are the names of our executive officers and directors, their respective ages and positions with our Company and a brief summary of their business experience for at least the past five years:

Name	Age	Position
Patrick S. O'Keefe	55	Chief Executive Officer, President and Director
William C. McCartney	53	Chief Financial Officer and Treasurer
J. Dennis Cawte	57	Group Managing Director, Europe
Ernest E. Elliott	56	Executive Vice President of Marketing
Michael P. Flanders	49	Executive Vice President of Manufacturing Operations, North America and Asia
Josh C. Fu	51	President, Asia
Gregory J. Michaud	46	Executive Vice President of Human Resources
Taylor K. Robinson	44	Executive Vice President of Supply Chain Management
Lester J. Taufen	64	General Counsel,Vice President of Legal Affairs and Secretary
Douglas T. White	63	Group Vice President
Robert L. Ayers(1)(3)	62	Director
Richard J Carthcart(1)(3)	63	Director
Timothy P. Horne	69	Director
Ralph E. Jackson Jr.(2)(3)	66	Director
Kenneth J. McAvoy(1)(3)	67	Director
John K. McGillicuddy(1)	64	Director
Gordon W. Moran(2)(3)	69	Non-Executive Chairman of the Board and Director
Daniel J. Murphy, III(2)	66	Director

(1)
Member of the Audit Committee

(2)
Member of the Compensation Committee

(3)
Member of the Nominating and Corporate Governance Committee

        Patrick S. O'Keefe joined our Company in 2002. Prior to joining our Company, he served as President, Chief Executive Officer and Director of Industrial Distribution Group, a supplier of maintenance, repair, operating and production products, from 1999 to 2001. He was Chief Executive Officer of Zep Manufacturing, a unit of National Service Industries and a manufacturer of specialty chemicals throughout North America, Europe and Australia, from 1997 to 1999. He also held various senior management positions with Crane Co. from 1994 to 1997.

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

        Ernest E. Elliott joined our Company in 1986 and has served in a variety of sales and marketing roles. He was appointed Vice President of Sales in 1991, served as Executive Vice President of Wholesale Sales and Marketing from 1996 to March 2003, Executive Vice President of Wholesale Marketing from March 2003 to February 2006 and as Executive Vice President of Marketing since February 2006. Mr. Elliott temporarily assumed responsibilities of our former Chief Operating Officer and President of North American and Asian Operations in September 2007. Prior to joining our Company, he was Vice President of BTR Inc.'s Valve Group, a diversified manufacturer of industrial and commercial valve products.

        Michael P. Flanders joined our Company in October 2007 as Executive Vice President of Manufacturing Operations, North America and Asia. From August 2005 to July 2007, he served as President and Chief Operating Officer of Aavid Thermalloy, LLC, an international manufacturing company providing thermal management solutions to the computer and electronics industries. From July 2003 to April 2005, he was Vice President and General Manager of Waukesha Bearings Corporation, a manufacturer of hydrodynamic and active magnetic bearings and a subsidiary of Dover Corporation. From November 1998 to July 2003, he was General Manager of the LCN Division of Ingersoll-Rand Company Limited, which manufactured mechanical and electronic door control products.

        Josh C. Fu joined our Company in January 2008 as President, Asia. From January 2007 to December 2007, he served as President and Chief Executive Officer of Reradiant International Co. Ltd., a consulting firm focused on the energy and industrial goods industries. From August 2004 to December 2006, he served as President of the China operations of Flowserve Corporation, a global manufacturer of flow control equipment, including valves, pumps, and seals. From July 2003 to August 2004, he was Executive Vice President, Product Development and Merchandise Sourcing for Intercon Merchandise Sourcing, an importer of consumer goods from China. From 2000 to 2003, he held various senior management positions with the China operations of BP p.l.c., a worldwide petroleum and petrochemicals company.

        Gregory J. Michaud joined our Company in April 2006 as Executive Vice President of Human Resources. Prior to joining our Company, he served as Vice President, Human Resources of the Compact Equipment division of Ingersoll-Rand Company Limited, a diversified industrial company, from June 2003 through March 2006. He served as Vice President, Human Resources of the Productivity Solutions division of Ingersoll-Rand from January 2003 to June 2003 and as Director, Human Resources & Corporate Organizational Planning of Ingersoll-Rand from June 2000 to December 2002.

        Taylor K. Robinson joined our Company in September 2007 as Executive Vice President of Supply Chain Management. From January 2007 to August 2007, he owned and operated a consulting company named Global Supply Chain Solutions, which provided advice to international clients to improve their global supply chain methods and operations. From February 2004 to April 2006, he was Chief Procurement Officer for H.J. Heinz Company, an international manufacturer and marketer of processed foods. From January 1999 to January 2004, he served in various positions for Honeywell International Inc., a diversified technology and manufacturing company, including Global Supply Chain Director, Aviation Aftermarket Services, Director of Global Sourcing, Aerospace Electronic Systems and Corporate Director of Global Commodity Management—Electronics.

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

        Robert L. Ayers has served as a director of our Company since October 2006. He was Senior Vice President of ITT Industries and President of ITT Industries' Fluid Technology from October 1999 until September 2005. Mr. Ayers continued to be employed by ITT Industries from September 2005 until his retirement in September 2006, during which time he focused on special projects for the company. Mr. Ayers originally joined ITT Industries in 1998 as President of ITT Industries' Industrial Pump Group. Before joining ITT Industries, he was President of Sulzer Industrial USA and Chief Executive Officer of Sulzer Bingham, a pump manufacturer. He is a director of T-3 Energy Services, Inc.

        Richard J. Cathcart has served as a director of our Company since October 2007. He was Vice Chairman and a member of the Board of Directors of Pentair, Inc. from February 2005 until his retirement in September 2007. Pentair is a diversified manufacturing company consisting of two operating segments: Water Technologies and Technical Products. He was appointed President and Chief Operating Officer of Pentair's Water Technologies Group in January 2001 and served in that capacity until his appointment as Vice Chairman in February 2005. He began his career at Pentair in March 1995 as Executive Vice President, Corporate Development, where he identified water as a strategic area of growth. In February 1996, he was named Executive Vice President and President of Pentair's Water Technologies Group. Prior to joining Pentair, he held several management and business development positions during his 20-year career with Honeywell International Inc. He is a director of Fluidra S.A.

        Timothy P. Horne has served as a director of our Company since 1962. He became an employee of our Company in 1959 and served as our President from 1976 to 1978, from 1994 to 1997 and from 1999 to 2002. He served as our Chief Executive Officer from 1978 to 2002, and he served as Chairman of our Board of Directors from 1986 to 2002. He retired as an employee of our Company on December 31, 2002. Since his retirement, he has continued to serve our Company as a consultant.

        Ralph E. Jackson, Jr. has served as a director of our Company since 2004. He worked for Cooper Industries, Inc., a manufacturer of electrical products, from 1985 until his retirement in December 2003. Prior to joining Cooper Industries, he worked for the Bussmann and Air Comfort divisions of McGraw-Edison from 1976 until McGraw-Edison was acquired by Cooper Industries in 1985. While with Cooper Industries, he served as Chief Operating Officer from 2000 to December 2003, Executive Vice President, Electrical Operations from 1992 to 2000, and President, Bussmann Division from the time McGraw-Edison was acquired by Cooper Industries to 1992. He served as a member of the Board of Directors of Cooper Industries from 2000 to December 2003.

        Kenneth J. McAvoy has served as a director of our Company since 1994. He was Controller of our Company from 1981 to 1985 and Chief Financial Officer and Treasurer from 1986 to 1999. He also served as Vice President of Finance from 1984 to 1994; Executive Vice President of European Operations from 1994 to 1996; and Secretary from 1985 to 1999. He retired from our Company on December 31, 1999.

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

Contingencies

James Jones Litigation

        On June 25, 1997, Nora Armenta (the Relator) filed a civil action in the California Superior Court for Los Angeles County (the Armenta case) against James Jones Company (James Jones), Mueller Co., Tyco International (U.S.), and the Company. We formerly owned James Jones. The Relator filed under the qui tam provision of the California state False Claims Act, Cal. Govt. Code § 12650 et seq. (California False Claims Act) and generally alleged that James Jones and the other defendants violated this statute by delivering some "defective" or "non-conforming" waterworks parts to thirty-four municipal water systems in the State of California. The Relator filed a First Amended Complaint in November 1998 and a Second Amended Complaint in December 2000, which brought the total number of plaintiffs to 161. To date, 11 of the named cities have intervened, and attempts by four other named cities to intervene have been denied.

        In June 2002, the trial court excluded 47 cities from this December 2000 total of 161, but this exclusion was reversed by an August 30, 2006 California Court of Appeal ruling that is now final. This August 30, 2006 Court of Appeal ruling also reversed dismissals of Tyco International and Mueller Co., and this allowed the Relator to make a successful motion that removed the Armenta Case litigation from Judge Lichtman's court to the court of Judge Chaney, another complex litigation judge.

        One of the allegations in the Second Amended Complaint and the Complaints-in-Intervention is that purchased non-conforming James Jones waterworks parts may leach into public drinking water elevated amounts of lead that may create a public health risk because they were made out of '81 bronze alloy (UNS No. C8440) and contain more lead than the specified and advertised '85 bronze alloy (UNS No. C83600). This contention is based on the average difference of about 2% lead content between '81 bronze (6% to 8% lead) and '85 bronze (4% to 6% lead) and the assumption that this would mean increased consumable lead in public drinking water that could cause a public health concern. We believe the evidence and discovery available to date indicates that this is not the case.

        In addition, '81 bronze is used extensively in municipal and home plumbing systems and is approved by municipal, local and national codes. The Federal Environmental Protection Agency also defines metal for pipe fittings with no more than 8% lead as "lead free" under Section 1417 of the Federal Safe Drinking Water Act.

        In this case, the Relator seeks three times an unspecified amount of actual damages and alleges that the municipalities have suffered hundreds of millions of dollars in damages. She also seeks civil penalties of $10,000 for each false claim and alleges that defendants are responsible for tens of thousands of false claims. Finally, the Relator requests an award of costs of this action, including attorneys' fees.

        In December 1998, the Los Angeles Department of Water and Power (LADWP) intervened in this case and filed a complaint. We settled with the city of Los Angeles, by far the most significant city, for $7.3 million plus attorneys' fees. Co-defendants contributed $2.0 million toward this settlement.

        In August 2003, an additional settlement payment was made for $13.0 million ($11.0 million from us and $2.0 million from James Jones), which settled the claims of the three Phase I cities (Santa Monica, San Francisco and East Bay Municipal Utility District) chosen by the Relator as having the strongest claims to be tried first. This settlement payment included the Relator's statutory share, and the claims of these three cities have been dismissed. In addition to this $13.0 million payment, we are obligated to pay the Relator's attorney's fees.

        After the Phase I settlement, the Court permitted the defendants to select five additional cities to serve as the plaintiffs in a second trial phase of the case. Contra Costa, Corona, Santa Ana, Santa Cruz and Vallejo were chosen. The Company and James Jones then reached an agreement to settle the claims of the City of Santa Ana for a total of $45,000, an amount which approximates Santa Ana's purchases of James Jones products during the relevant period. The Santa Ana settlement was approved by the Court and then completed.

        On June 22, 2005, the Court dismissed the claims of the remaining Phase II cities (Contra Costa, Corona, Santa Cruz and Vallejo). The Court ruled that the Relator and these cities were required to show that the cities had received out of spec parts which were related to specific invoices and that this showing had not been made. Although each city's claim is unique, this ruling is significant for the claims of the remaining cities, and the Relator appealed. On June 29, 2007, the appellate court dismissed this appeal. However, this judgment can be appealed again at the conclusion of the entire case. The trial court has scheduled a trial on March 17, 2009 for six Phase III cities with three cities to be selected by each side. Litigation is inherently uncertain, and we are unable to predict the outcome of this case.

        On September 15, 2004, the Relator's attorneys filed a new common law fraud lawsuit in the California Superior Court for the City of Banning and forty-six other cities and water districts against James Jones, Watts and Mueller Co. based on the same transactions alleged in the Armenta case. About forty-two of the plaintiffs in this new lawsuit are also plaintiffs in the Armenta case. The statute of limitations threshold issue is in the process of being resolved for these plaintiffs. Litigation is inherently uncertain, and we are unable to predict the outcome of this case.

        We have a reserve of approximately $28.0 million with respect to the James Jones Litigation in our consolidated balance sheet as of December 31, 2007. We believe, on the basis of all available information, that this reserve is adequate to cover the probable and reasonably estimable losses resulting from the Armenta case and the insurance coverage litigation with Zurich American Insurance Company (Zurich) discussed below. We are currently unable to make an estimate of the range of any additional losses.

        On February 14, 2001, after our insurers had denied coverage for the claims in the Armenta case, we filed a complaint for coverage against our insurers in the California Superior Court (the coverage case). James Jones filed a similar complaint, the cases were consolidated, and the trial court made summary adjudication rulings that Zurich must pay all reasonable defense costs incurred by us and James Jones in the Armenta case since April 23, 1998 as well as such defense costs in the future until the end of the Armenta case. In August 2004, the California Court of Appeal affirmed these rulings, and, on December 1, 2004, the California Supreme Court denied Zurich's appeal of this decision. This denial permanently established Zurich's obligation to pay Armenta defense costs for both us (approximately $16.6 million plus future costs) and James Jones (which we estimate to be $17.0 million plus future costs), and Zurich is currently making payments of incurred Armenta defense costs. However, as noted below, Zurich asserts that the defense costs paid by it are subject to reimbursement.

        On November 22, 2002, the trial court entered a summary adjudication order that Zurich must indemnify and pay us and James Jones for amounts paid to settle with the City of Los Angeles. Zurich's attempt to obtain appellate review of this order was denied, but Zurich will still be able to appeal this order at the end of the coverage case. On August 6, 2004, the trial court made another summary adjudication ruling that Zurich must indemnify and pay us and James Jones for the $13.0 million paid to settle the claims of the Phase I cities described above. Zurich's attempt to obtain appellate review of this ruling was denied on December 3, 2004 by the California Court of Appeal, but Zurich will still be able to appeal this order at the end of the coverage case. Zurich has now made all of the payments required by these indemnity orders.

        On February 8, 2006, Zurich filed a motion to set aside as void the November 22, 2002 and August 6, 2004 summary adjudication indemnity payment orders. After this motion was denied, Zurich's appeal was also denied and the California Supreme Court denied Zurich's petition for review. We are currently unable to predict the finality of these indemnity payment orders since Zurich can also appeal them at the end of the coverage case. We have recorded reimbursed indemnity settlement amounts (but not reimbursed defense costs) as a liability pending court resolution of the indemnification matter as it relates to Zurich.

        Zurich has asserted that all amounts (which we estimate to be $56.0 million for both defense costs and indemnity amounts paid for settlements) paid by it to us and James Jones are subject to reimbursement under Deductible Agreements related to the insurance policies between Zurich and Watts. If Zurich were to prevail on this argument, James Jones would have a possible indemnity claim against us for its exposure from the Armenta case. We believe the Armenta case should be viewed as one occurrence and the deductible amount should be $0.5 million per occurrence.

        These reimbursement claims are subject to arbitration under the Watts/Zurich Deductible Agreements. Zurich claims its reimbursement right for defense costs paid arises under six Deductible Agreements, and we contend that only two Deductible Agreements apply. We further contend that a final decision in California supports our position on the number of Deductible Agreements that should apply to defense costs. On January 31, 2006, the federal district court in Chicago, Illinois determined that there are disputes under all Deductible Agreements in effect during the period in which Zurich issued primary policies and that the arbitrator could decide which agreements would control reimbursement claims. We appealed this ruling. On October 20, 2006, the United States Court of Appeals for the Seventh Circuit affirmed that an arbitration panel could decide which deductible agreements between Zurich and us would control Zurich's reimbursement claim for defense costs paid in the James Jones case. As a result of this development, we recorded a pre-tax charge of $5.0 million to discontinued operations in 2006.

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

Environmental Remediation

        We have been named as a potentially responsible party (PRP) with respect to a limited number of identified contaminated sites. The levels of contamination vary significantly from site to site as do the related levels of remediation efforts. Environmental liabilities are recorded based on the most probable cost, if known, or on the estimated minimum cost of remediation. We accrue estimated environmental liabilities based on assumptions, which are subject to a number of factors and uncertainties. Circumstances which can affect the reliability and precision of these estimates include identification of additional sites, environmental regulations, level of cleanup required, technologies available, number and financial condition of other contributors to remediation and the time period over which remediation may occur. We recognize changes in estimates as new remediation requirements are defined or as new information becomes available. At December 31, 2007, we have a reserve of approximately $1.4 million (environmental accrual), which we estimate will likely be paid for environmental remediation liabilities over the next five to ten years. Based on the facts currently known to us, we do not believe that the ultimate outcome of these matters will have a material adverse effect on our liquidity, financial condition or results of operations. Some of our environmental matters are inherently uncertain and there exists a possibility that we may ultimately incur losses from these matters in excess of the amount accrued. However, we cannot currently estimate the amount of any such additional losses.

Asbestos Litigation

        We are defending approximately 100 cases filed primarily, but not exclusively, in Mississippi and New Jersey state courts alleging injury or death as a result of exposure to asbestos. These filings typically name multiple defendants and are filed on behalf of many plaintiffs. They do not identify any particular Watts products as a source of asbestos exposure. To date, we have been dismissed from each case when the scheduled trial date comes near or when discovery fails to yield any evidence of exposure to any of our products. Based on the facts currently known to us, we do not believe that the ultimate outcome of these claims will have a material adverse effect on our liquidity, financial condition or results of operations.

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

        We require substantial amounts of raw materials, including bronze, brass, cast iron, steel and plastic and substantially all of the raw materials we require are purchased from outside sources. The availability and costs of raw materials may be subject to curtailment or change due to, among other things, new laws or regulations, suppliers' allocations to other purchasers, interruptions in production by suppliers and changes in exchange rates and worldwide price and demand levels. We typically do not enter into long-term supply agreements. Our inability to obtain adequate supplies of raw materials for our products at favorable costs, or at all, could have a material adverse effect on our business, financial condition or results of operations by decreasing our profit margins and by hindering our ability to deliver products to our customers on a timely basis. During 2006 and continuing through 2007, the costs of many of these raw materials were at the highest levels that they have been in many years. We may continue to experience further cost increases of these materials. In 2006 and 2007, cost increases in raw materials were not completely recovered by increased selling prices or other product cost reductions. If we are not able to reduce or eliminate the effect of these cost increases through lowering other costs of production or successfully implementing price increases to our customers, such cost increases from our vendors could continue to have a negative effect on our financial results. Additionally, we continue to purchase increased levels of finished product from international sources. If there is an interruption in delivering these finished products to our domestic warehouses, this could have a negative effect on our financial results.

Down economic cycles, particularly reduced levels of residential and non-residential starts and remodeling, could have an adverse effect on our revenues and operating results.

        We have experienced and expect to continue to experience fluctuations in revenues and operating results due to economic and business cycles. The businesses of most of our customers, particularly plumbing and heating wholesalers and home improvement retailers, are cyclical. Therefore, the level of our business activity has been cyclical, fluctuating with economic cycles. We also believe our level of business activity is influenced by residential and non-residential starts and renovation and remodeling, which are, in turn, heavily influenced by interest rates, consumer debt levels, changes in disposable income, employment growth and consumer confidence. The current conditions in the housing and debt markets have caused a reduction in residential and non-residential starts and renovation and remodeling. If these conditions continue or worsen in the future, our revenues and profits could decrease and could result in a material adverse effect on our financial condition and results of operations.

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

        We maintain strict quality controls and procedures, including the testing of raw materials and safety testing of selected finished products. However, we cannot be certain that our testing will reveal latent defects in our products or the materials from which they are made, which may not become apparent until after the products have been sold into the market. We also cannot be certain that our suppliers will always eliminate latent defects in products we purchase from them. Accordingly, there is a risk that product defects will occur, which could require a product recall. Product recalls can be expensive to implement and, if a product recall occurs during the product's warranty period, we may be required to replace the defective product. In addition, a product recall may damage our relationship with our customers and we may lose market share with our customers. Our insurance policies may not cover the costs of a product recall.

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

        We have been and expect to continue to be subject to various product liability claims or other lawsuits, including, among others, that our products include inadequate or improper instructions for use or installation, or inadequate warnings concerning the effects of the failure of our products. In the event that we do not have adequate insurance or contractual indemnification, damages from these claims would have to be paid from our assets and could have a material adverse effect on our results of operations, liquidity and financial condition. We, like other manufacturers and distributors of products designed to control and regulate fluids and gases, face an inherent risk of exposure to product liability claims and other lawsuits in the event that the use of our products results in personal injury, property damage or business interruption to our customers. Although we maintain strict quality controls and procedures, including the testing of raw materials and safety testing of selected finished products, we cannot be certain that our products will be completely free from defect. In addition, in certain cases, we rely on third-party manufacturers for our products or components of our products. Although we have product liability and general insurance coverage, we cannot be certain that this insurance coverage will continue to be available to us at a reasonable cost, or, if available, will be adequate to cover any such liabilities. For more information, see "Item 1. Business—Product Liability, Environmental and Other Litigation Matters."

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

        We are exposed to fluctuations in foreign currencies, as a portion of our sales and certain portions of our costs, assets and liabilities are denominated in currencies other than U.S. dollars. Approximately 41.7% of our sales during the year ended December 31, 2007 were from sales outside of the U.S. compared to 38.0% for the year ended December 31, 2006. For the years ended December 31, 2007 and 2006, the appreciation of the euro against the U.S. dollar had a positive impact on sales of approximately $34.1 million and $7.1 million, respectively. Additionally, our Canadian operations require significant amounts of U.S. purchases for their operations. Instead of buying or manufacturing domestically, we currently have a favorable cost structure for goods we source from our joint venture, our wholly-owned subsidiaries in China and our outside vendors. In 2005, China revalued its currency higher against the U.S. dollar and stated it would no longer tie the yuan to a fixed rate against the U.S. currency. The yuan was valued at 7.3 and 7.8 at December 31, 2007 and 2006, respectively. China also stated it will peg the yuan against numerous currencies, although it will keep the yuan in a tight band rather than letting it trade freely. The spot rate of the euro, Canadian dollar and yuan increased in value from December 31, 2006 to December 31, 2007 by approximately 12%, 16% and 6% respectively, against the U.S. dollar. If our share of revenue and purchases in non-dollar denominated currencies continues to increase in future periods, exchange rate fluctuations will likely have a greater impact on our results of operations and financial condition.

There are risks in expanding our manufacturing operations and acquiring companies in China.

        As part of our strategy, we have shifted a portion of our manufacturing operations to China to reduce our production costs and to sell products into the Chinese market. This shift has subjected a greater portion of our operations to the risks of doing business in China. In addition, we have increased our participation in the Chinese water and power infrastructure markets with our acquisition of Changsha Valve Works. Changsha sells exclusively into the domestic Chinese marketplace. The increased production levels in China require increased levels of working capital and manufacturing equipment. If we are unable to quickly train these new employees we may experience product quality issues. The Chinese central and local government authorities have a higher degree of control over our businesses in China than is customary in many of the countries in which we operate, and this makes the process of obtaining necessary regulatory approval in China inherently unpredictable. For instance, as announced in 2006, the local Chinese authorities in Tianjin, China informed us that property occupied by our TWT joint venture will be taken over by eminent domain by the end of the second quarter of 2008, and we have incurred significant costs in connection with the relocation of our operations there. In addition, the protection accorded our proprietary technology and know-how under the Chinese legal system is not as strong as in the United States and, as a result, we may lose valuable trade secrets and competitive advantage.

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

        In addition, we have an ongoing manufacturing restructuring program to reduce our manufacturing costs. If our planned manufacturing plant consolidations in the United States and Europe and our plant relocations in China are not successful, our results of operations and financial condition could be materially adversely affected.

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

        We have incurred, and expect to continue to incur, costs relating to environmental matters. In addition, new laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new clean-up requirements could require us to incur additional costs or become the basis for new or increased liabilities that could be significant. Environmental litigation, enforcement and compliance are inherently uncertain and we may experience significant costs in connection with environmental matters. For more information, see "Item 1. Business—Product Liability, Environmental and Other Litigation Matters."

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

The requirements of Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangible Assets" (FAS 142) may result in a write-off of all or a portion of our goodwill and non-amortizable intangible assets, which would negatively affect our operating results and financial condition.

        As of December 31, 2007, we recorded goodwill and non-amortizable intangible assets of $385.8 million and $52.2 million, respectively. If we are required to take an impairment charge to our goodwill or intangible assets in connection with the requirements of FAS 142, our operating results may decrease and our financial condition may be harmed. Under FAS 142, goodwill and identifiable intangible assets that have indefinite useful lives are no longer amortized. In lieu of amortization, we are required to perform an annual impairment review of both goodwill and non-amortizable intangible assets. We concluded that no impairment existed at October 28, 2007, the time of our latest annual review. We perform our annual test for indications of goodwill and non-amortizable intangible assets impairment in the fourth quarter of our fiscal year or sooner if indicators of impairment exist.

The loss of a major customer could have an adverse effect on our results of operations.

        Our largest customer, The Home Depot Inc. and its wholly-owned subsidiaries, accounted for approximately $100.2 million, or 7%, of our total net sales for the year ended December 31, 2007 and $122.7 million, or 10%, of our total net sales for year ended December 31, 2006. Our customers generally are not obligated to purchase any minimum volume of products from us and are able to terminate their relationships with us at any time. In addition, increases in the prices of our products could result in a reduction in orders for our products from Home Depot and other customers. A significant reduction in orders from, or change in terms of contracts with, Home Depot or other significant customers could have a material adverse effect on our future results of operations.

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

Investments in auction rate certificates are subject to risks which may cause losses and affect the liquidity of these investments.

        At December 31, 2007, we had $39.0 million in investment securities. We have historically invested these amounts in auction rate certificates whose underlying investments are AAA rated municipal bonds. Our auction rate certificates are bought and sold at auction with reset dates of up to 35 days. Through February 25, 2008, we liquidated approximately $22.0 million of our auction rate certificates at par value and invested the proceeds into money market accounts. At February 25, 2008, we held approximately $17.0 million of auction rate certificates whose underlying investments are AAA rated municipal bonds.

        We have no current indications that the securities we hold may be impaired. However, volatility in the credit markets could affect our ability to liquidate these investments or cause the fair value of the securities to be impaired. If liquidity of the securities becomes prohibitive, we may be forced to hold the securities until maturity or until conditions improve, which could be as long as 33 years. Subsequent to December 31, 2007 through February 25, 2008, we experienced failed auctions on $6.6 million of our auction rate certificates. We do not have a present need to access these funds for operational purposes. The amounts associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process or the underlying securities have matured. As a result, we have classified the $17.0 million of auction rate certificates held as of February 25, 2008 as long-term assets in the our December 31, 2007 consolidated balance sheet. If the fair value of the securities deteriorates, we would be required to adjust the carrying value of the securities. The market risks associated with our auction rate certificates could adversely affect our results of operations, liquidity and financial condition.

One of our stockholders can exercise substantial influence over our Company.

        As of February 1, 2008, Timothy P. Horne, a member of our board of directors, beneficially owned approximately 19.6% of our outstanding shares of Class A Common Stock (assuming conversion of all shares of Class B Common Stock beneficially owned by Mr. Horne into Class A Common Stock) and approximately 99.0% of our outstanding shares of Class B Common Stock, which represents approximately 70.4% of the total outstanding voting power. As long as Mr. Horne controls shares representing at least a majority of the total voting power of our outstanding stock, Mr. Horne will be able to unilaterally determine the outcome of most stockholder votes, and other stockholders will not be able to affect the outcome of any such votes.

Conversion and sale of a significant number of shares of our Class B Common Stock could adversely affect the market price of our Class A Common Stock.

        As of February 1, 2008, there were outstanding 29,680,122 shares of our Class A Common Stock and 7,293,880 shares of our Class B Common Stock. Shares of our Class B Common Stock may be converted into Class A Common Stock at any time on a one for one basis. Under the terms of a registration rights agreement with respect to outstanding shares of our Class B Common Stock, the holders of our Class B Common Stock have rights with respect to the registration of the underlying Class A Common Stock. Under these registration rights, the holders of Class B Common Stock may require, on up to two occasions, that we register their shares for public resale. If we are eligible to use Form S-3 or a similar short-form registration statement, the holders of Class B Common Stock may require that we register their shares for public resale up to two times per year. If we elect to register any shares of Class A Common Stock for any public offering, the holders of Class B Common Stock are entitled to include shares of Class A Common Stock into which such shares of Class B Common Stock may be converted in such registration. However, we may reduce the number of shares proposed to be registered in view of market conditions. We will pay all expenses in connection with any registration, other than underwriting discounts and commissions. If all of the available registered shares are sold into the public market the trading price of our Class A Common Stock could decline.

Our Class A Common Stock has insignificant voting power.

        Our Class B Common Stock entitles its holders to ten votes for each share and our Class A Common Stock entitles its holders to one vote per share. As of February 1, 2008, our Class B Common Stock constituted 19.7% of our total outstanding common stock and 71.1% of the total outstanding voting power and thus is able to exercise a controlling influence over our business.

Item 1B.    UNRESOLVED STAFF COMMENTS.

        None.

Item 2.    PROPERTIES.

        As of December 31, 2007, we maintained approximately 78 facilities worldwide, including our corporate headquarters located in North Andover, Massachusetts. The remaining facilities consist of foundries, manufacturing facilities, warehouses, sales offices and distribution centers. The principal properties in each of our three geographic segments and their location, principal use and ownership status are set forth below:

North America:

Location	Principal Use	Owned/Leased
North Andover, MA	Corporate Headquarters	Owned
Export, PA	Manufacturing	Owned
Franklin, NH	Manufacturing/Distribution	Owned
Burlington, ON, Canada	Manufacturing	Owned
Kansas City, KS	Manufacturing	Owned
Fort Myers, FL	Manufacturing	Owned
St. Pauls, NC	Manufacturing	Owned
Spindale, NC	Manufacturing/Distribution	Owned
Chesnee, SC	Manufacturing	Owned
Palmdale, CA	Manufacturing	Owned
Dunnellon, FL	Warehouse	Owned
San Antonio, TX	Warehouse	Owned
Springfield, MO	Manufacturing/Distribution	Leased
Langley, BC, Canada	Manufacturing	Leased
Santa Ana, CA	Manufacturing	Leased
Woodland, CA	Manufacturing	Leased
Houston, TX	Manufacturing	Leased
Wilmington, NC	Manufacturing	Leased
Brea, CA	Manufacturing	Leased
Phoenix, AZ	Warehouse	Leased
Chicago, IL	Distribution Center	Leased
Reno, NV	Distribution Center	Leased
Vernon, CA	Distribution Center	Leased
Calgary, AB, Canada	Distribution Center	Leased

Europe:

Location	Principal Use	Owned/Leased
Eerbeek, Netherlands	European Headquarters/Manufacturing	Owned
Biassono, Italy	Manufacturing	Owned
Brescia, Italy	Manufacturing	Owned
Landau, Germany	Manufacturing	Owned
Fresseneville, France	Manufacturing	Owned
Hautvillers, France	Manufacturing	Owned
Plovdiv, Bulgaria	Manufacturing	Owned
Ammanford, United Kingdom	Manufacturing	Owned
Rosières, France	Manufacturing	Leased
Monastir, Tunisia	Manufacturing	Leased
Gardolo, Italy	Manufacturing	Leased
Sorgues, France	Manufacturing	Leased
Grenoble, France	Manufacturing	Leased

China:

Location	Principal Use	Owned/Leased
Tianjin Tanggu District, THMT, China	Manufacturing	Owned
Taizhou, Yuhuan, China	Manufacturing	Owned
Hunan, Changsha, China	Manufacturing	Owned
Ningbo, Beilun, China	Manufacturing	Owned
Tianjin Tanggu District, China	Manufacturing	Leased
Ningbo, Beilun Port, China	Distribution Center	Leased

        Certain of our facilities are subject to mortgages and collateral assignments under loan agreements with long-term lenders. In general, we believe that our properties, including machinery, tools and equipment, are in good condition, well maintained and adequate and suitable for their intended uses. We believe that our manufacturing facilities are currently operating at a level that our management considers normal capacity, except for our plants in St. Pauls, North Carolina, Langley, BC, Canada and Gardolo, Italy, which are under-utilized. Management believes capacity utilization will continue to increase in 2008 at these plants, subject to unexpected changes in our sales volume.

Item 3.    LEGAL PROCEEDINGS.

        We are from time to time involved in various legal and administrative procedures. See Part I, Item 1, "Business—Product Liability, Environmental and Other Litigation Matters," which is incorporated herein by reference

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        There were no matters submitted during the fourth quarter of the fiscal year covered by this Annual Report to a vote of security holders through solicitation of proxies or otherwise.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        The following table sets forth the high and low sales prices of our Class A Common Stock on the New York Stock Exchange during 2007 and 2006 and cash dividends paid per share.

	2007			2006
	High	Low	Dividend	High	Low	Dividend
First Quarter	$46.71	$35.05	$.10	$37.00	$29.55	$.09
Second Quarter	41.34	36.10	.10	40.03	29.00	.09
Third Quarter	39.96	30.40	.10	36.24	28.08	.09
Fourth Quarter	33.09	25.40	.10	45.43	30.71	.09

        There is no established public trading market for our Class B Common Stock, which is held exclusively by members of the Horne family. The principal holders of such stock are subject to restrictions on transfer with respect to their shares. Each share of our Class B Common Stock (10 votes per share) is convertible into one share of Class A Common Stock (1 vote per share).

        Aggregate common stock dividend payments for 2007 and 2006 were $15.6 million and $12.4 million, respectively. While we presently intend to continue to pay cash dividends, the payment of future cash dividends depends upon the Board of Directors' assessment of our earnings, financial condition, capital requirements and other factors.

        The number of record holders of our Class A Common Stock as of February 22, 2008 was 172. The number of record holders of our Class B Common Stock as of February 22, 2008 was 7.

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

        The following table includes information with respect to shares of the Company's Class A Common Stock withheld to satisfy withholding tax obligations during the quarter ended December 31, 2007.

	Issuer Purchases of Equity Securities
				(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs
October 1, 2007 - October 28, 2007	70	$32.42	—	—
October 29, 2007 - November 25, 2007	—	—	—	—
November 26, 2007 - December 31, 2007	—	—	—	—

Total	70	$32.42	—	—

        The following table includes information with respect to repurchases we made of our Class A Common Stock during the quarter ended December 31, 2007.

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
October 1, 2007 - October 28, 2007	—	—	—	—
October 29, 2007 - November 25, 2007	176,330	$27.94	176,330	2,823,670
November 26, 2007 - December 31, 2007	691,121	$29.00	691,121	2,132,549

Total	867,451	$28.78	867,451	2,132,549

(1)
On November 9, 2007, we announced that our Board of Directors had authorized a stock repurchase program. Under the program, we may repurchase up to an aggregate of 3.0 million shares of our Class A Common Stock in open market purchases or in privately negotiated transactions.

Performance Graph

        Set forth below is a line graph comparing the cumulative total shareholder return on our Class A Common Stock for the last five years with the cumulative return of companies on the Standard & Poor's 500 Stock Index and the Russell 2000 Index. We chose the Russell 2000 Index because it represents companies with a market capitalization similar to that of Watts. The graph assumes that the value of the investment in our Class A Common Stock and each index was $100 at December 31, 2002 and that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Watts Water Technologies, Inc., The S&P 500 Index
and The Russell 2000 Index

*
$100 invested on December 31, 2002 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Cumulative Total Return

	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Watts Water Technologies, Inc	100.00	143.05	210.02	199.34	273.27	200.42
S & P 500	100.00	128.68	142.69	149.70	173.34	182.87
Russell 2000	100.00	147.25	174.24	182.18	215.64	212.26

        The above Performance Chart and related information shall not be deemed "soliciting material" or to be "filed" with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

Item 6.    SELECTED FINANCIAL DATA.

        The selected financial data set forth below should be read in conjunction with our consolidated financial statements, related Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

FIVE-YEAR FINANCIAL SUMMARY

(Amounts in millions, except per share and cash dividend information)

	Year Ended 12/31/07(1)(7)	Year Ended 12/31/06(2)(7)	Year Ended 12/31/05(3)(4)(7)	Year Ended 12/31/04(5)(6)(7)	Year Ended 12/31/03(7)(8)
Statement of operations data:
Net sales	$1,382.3	$1,230.8	$924.3	$824.6	$701.9
Income from continuing operations	77.6	77.1	55.0	48.7	36.4
Loss from discontinued operations, net of taxes	(.2)	(3.4)	(.4)	(1.9)	(3.1)
Net income	77.4	73.7	54.6	46.8	33.4
Income per share from continuing operations—diluted	1.99	2.29	1.67	1.49	1.32
Loss per share from discontinued operations—diluted	(.01)	(.10)	(.01)	(.06)	(.11)
Net income per share—diluted	1.99	2.19	1.66	1.43	1.21
Cash dividends declared per common share	$.40	$.36	$.32	$.28	$.25
Balance Sheet Data (at year end):
Total assets	$1,729.3	$1,660.9	$1,101.0	$922.7	$840.9
Long-term debt, net of current portion	$432.2	$441.7	$293.4	$180.6	$179.1

(1)
For the year ended December 31, 2007, net income includes the following net pre-tax costs: change in estimate of workers compensation costs of $2.9 million, severance and product line discontinuance costs in North America of $0.4 million and $3.1 million, respectively; accelerated depreciation and asset write-downs, product line discontinuance costs and severance costs in China of $2.9 million, $0.7 million and $0.4 million, respectively, and minority interest income of $0.9 million. The after-tax cost of these items was $6.9 million.

(2)
For the year ended December 31, 2006, net income includes the following net pre-tax gain: gain on sales of buildings of $8.2 million, restructuring costs consisting primarily of European severance of $2.2 million and amortization of $0.4 million, other costs consisting of accelerated depreciation and severance in our Chinese joint venture of $4.7 million and minority interest income of $1.5 million. The after-tax gain of these items was $1.5 million.

(3)
For the year ended December 31, 2005, net income includes the following pre-tax costs: restructuring of $0.7 million and other costs consisting of accelerated depreciation and asset write-downs of $1.8 million. The after-tax cost of these items was $1.6 million.

(4)
For the year ended December 31, 2005, net income includes a net after-tax charge of $0.9 million for a selling, general and administrative expense charge of $1.5 million related to a contingent earn-out agreement.

(5)
For the year ended December 31, 2004, net income includes a net after-tax charge of $2.3 million for certain accrued expense adjustments, which are included in selling, general and administrative expense after-tax charges of $3.5 million related to a contingent earn-out agreement and $0.7 million for various accrual adjustments and $0.5 million recorded as an income tax benefit.

(6)
For the year ended December 31, 2004, net income includes the following pre-tax costs: restructuring of $0.1 million and other costs consisting of accelerated depreciation of $2.9 million. The after-tax cost of these items was $1.8 million.

(7)
In December 2004, we decided to divest our interest in our minority-owned subsidiary, Jameco International, LLC (Jameco LLC). We recorded in discontinued operation a net of tax impairment charge of $0.7 million for the year ended December 31, 2004. Also included in discontinued operations is the net of tax operating results of Jameco LLC of $0.1 million of loss and $0.1 million of income for the year ended December 31, 2004 and 2003, respectively. In September 1996, we divested our Municipal Water Group of businesses, which included Henry Pratt, James Jones Company and Edward Barber and Company Ltd. Costs and expenses related to the Municipal Water Group, for 2007, 2006, 2005, 2004 and 2003 relate to legal and settlement costs associated with the James Jones Litigation. The loss, net of taxes, consists of $0.2 million, $3.4 million, $0.4 million, $1.1 million and $3.1 million for the years ended December 31, 2007, 2006, 2005, 2004 and 2003, respectively.

(8)
For the year ended December 31, 2003, net income includes the following pre-tax costs: restructuring of $0.4 million; other costs consist of: inventory and other asset write-downs and accelerated depreciation of $0.5 million; and $0.8 million of other related charges. The after-tax cost of these items was $1.1 million.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

        We are a leading supplier of products for use in the water quality, water safety, water flow control and water conservation markets in both North America and Europe with an emerging presence in China. For over 130 years, we have designed and manufactured products that promote the comfort and safety of people and the quality and conservation of water used in commercial and residential applications. We earn revenue and income almost exclusively from the sale of our products. Our principal product lines include:

  •
  water quality products, including backflow preventers and check valves for preventing reverse flow within water lines and fire protection systems and point-of-use water filtration and reverse osmosis systems for both commercial and residential applications;

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

        We believe that the factors relating to our future growth include our ability to continue to make selective acquisitions, both in our core markets as well as in new complementary markets, regulatory requirements relating to the quality and conservation of water, increased demand for clean water with continued enforcement of plumbing and building codes and a healthy economic environment. We have completed 31 acquisitions since divesting our industrial and oil and gas business in 1999. Our acquisition strategy focuses on businesses that manufacture preferred brand name products that address our themes of water quality, water conservation, water safety and water flow control and related complementary markets. We target businesses that will provide us with one or more of the following: an entry into new markets, an increase in shelf space with existing customers, a new or improved technology or an expansion of the breadth of our water quality, water conservation, water safety and water flow control products for the residential and commercial markets. In 2007 and 2006, sales from acquisitions contributed approximately 3.9% and 20.9%, to our total sales growth over the prior year.

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

        We require substantial amounts of raw materials to produce our products, including bronze, brass, cast iron, steel and plastic, and substantially all of the raw materials we require are purchased from outside sources. We have experienced increases in the costs of certain raw materials, particularly copper. Bronze and brass are copper-based alloys. The spot price of copper increased approximately 41% from December 31, 2005 to December 31, 2007.

        A risk we face is our ability to deal effectively with increases in raw material costs. We manage this risk by monitoring related market prices, working with our suppliers to achieve the maximum level of stability in their costs and related pricing, seeking alternative supply sources when necessary, implementing cost reduction programs and passing increases in costs to our customers. Additionally from time to time we may use commodity futures contracts on a limited basis to manage this risk. We are not able to predict whether or for how long these cost increases will continue. If these cost increases continue and we are not able to reduce or eliminate the effect of the cost increases by reducing production costs or implementing price increases, our profit margins could decrease.

        Another risk we face in all areas of our business is competition. We consider brand preference, engineering specifications, code requirements, price, technological expertise, delivery times and breadth of product offerings to be the primary competitive factors. As mentioned previously, we believe that the product development, product testing capability and investment in plant and equipment needed to manufacture products in compliance with code requirements, represent a barrier to entry for competitors. We are committed to maintaining our capital equipment at a level consistent with current technologies, and thus we spent approximately $37.8 million in 2007 and $44.7 million in 2006 (including approximately $18.0 million related to the purchase and subsequent sale-leaseback of a building in Italy).

Recent Developments

        On February 5, 2008, we declared a quarterly dividend of eleven cents ($0.11) per share on each outstanding share of Class A Common Stock and Class B Common Stock. This is an increase of $0.01 per share compared to the dividend paid for the comparable period last year.

        On December 3, 2007, we entered into an Equity Transfer Agreement (the "Agreement") with our joint venture partners to purchase the remaining 40% of the outstanding ownership interest in Tianjin Tanggu Watts Valve Company Limited ("TWT") that we did not already own. The purchase price will be approximately $5.2 million, payable after certain closing conditions are met, including the approval of the Agreement by the local Chinese authorities, which we expect will occur by the end of the second quarter of 2008. We expect to record approximately $3.7 million in goodwill for this acquisition.

        As part of this Agreement, the joint venture partners are obligated to reimburse approximately $2.0 million to TWT at the closing for relocation costs including lost land use rights. These costs were previously guaranteed by the joint venture partners as part of the original joint venture contract. TWT lost the future use of these land use rights when the local Chinese government decreed that the land where TWT's facility is located would be taken over by eminent domain. Since 2006, TWT has accelerated the amortization of the land use rights assets to coincide with the expected move. Further TWT has incurred and will incur relocation costs to move its operations. TWT had not previously recorded a receivable for this reimbursement amount, as collectibility of the amount under the original joint venture contract was not certain. The $2.0 million reimbursement will be recorded when the Agreement is finalized as an equity infusion by the joint venture partners. The cost to move TWT's operations was included in the restructuring program announced in October 2007.

        On November 9, 2007, we acquired the assets and business of Topway Global, Inc. (Topway) located in Brea, California for approximately $18.4 million, of which $0.3 million of transaction costs remain to be paid. Topway manufactures a wide variety of water softeners, point of entry filter units, and point of use drinking water systems for residential, commercial and industrial applications.

        On November 9, 2007, we announced that our Board of Directors had authorized the repurchase of up to 3.0 million shares of our Class A Common Stock. As of February 22, 2008, we have repurchased 2.2 million shares of stock for a total cost of $63.2 million.

Results of Operations

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

        Net Sales.    Our business is reported in three geographic segments: North America, Europe and China. Our net sales in each of these segments for the years ended December 31, 2007 and 2006 were as follows:

	Year Ended December 31, 2007		Year Ended December 31, 2006
	Net Sales	% Sales	Net Sales	% Sales	Change	Change to Consolidated Net Sales
	(Dollars in millions)
North America	$871.0	63.0%	$821.3	66.7%	$49.7	4.0%
Europe	452.6	32.7	367.5	29.9	85.1	6.9
China	58.7	4.3	42.0	3.4	16.7	1.4

Total	$1,382.3	100.0%	$1,230.8	100.0%	$151.5	12.3%

        The increase in net sales is attributable to the following:

					Change As a % of Consolidated Net Sales				Change As a % of Segment Net Sales
	North America	Europe	China	Total	North America	Europe	China	Total	North America	Europe	China
	(Dollars in millions)
Organic growth	$41.0	$13.7	$8.5	$63.2	3.3%	1.1%	.7%	5.1%	5.0%	3.7%	20.3%
Foreign exchange	3.9	34.1	2.4	40.4	.3	2.8	.2	3.3	.5	9.3	5.8
Acquisitions	4.8	37.3	5.8	47.9	.4	3.0	.5	3.9	.6	10.2	13.8

Total	$49.7	$85.1	$16.7	$151.5	4.0%	6.9%	1.4%	12.3%	6.1%	23.2%	39.9%

        The organic growth in net sales in North America was primarily due to increased unit selling prices and increased unit sales of certain product lines into the wholesale market. Our sales into the wholesale market in 2007, excluding the sales from the acquisition of Calflex and Topway, grew by 7.7% compared to 2006. This was primarily due to increased sales of our backflow products. Our sales into the North American DIY market in 2007 decreased by 4.4% compared to 2006 primarily due our discontinuing certain lower margin product lines, partially offset by price increases and new product rollouts.

        The acquired growth in net sales in North America was due to the inclusion of net sales of Calflex, acquired on June 2, 2006, and Topway, acquired on November 9, 2007.

        The organic sales growth in Europe was broad-based, especially in Eastern Europe and in the OEM market, which was partially offset by a weak German market. Our sales into the wholesale and OEM markets in 2007, excluding the sales from the acquisitions of ATS, Kimsafe and Teknigas, grew by 3.1% and 4.4%, respectively, compared to 2006.

        The acquired growth in net sales in Europe was due to the inclusion of the net sales of ATS, acquired on May 19, 2006, Kimsafe, acquired on June 7, 2006, and Teknigas, acquired on August 14, 2006.

        The organic sales growth in China was primarily due to increased export sales to Europe, increased sales into the domestic Chinese markets and the elimination of the one-month reporting lag in two of our Chinese entities.

        The acquired growth in net sales in China was due to the inclusion of net sales of Changsha, acquired on April 26, 2006.

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

        Gross Profit.    Gross profit and gross profit as a percent of net sales (gross margin) for 2007 and 2006 were as follows:

	Year Ended December 31,
			Point Change
	2007	2006
	(dollars in millions)
Gross profit	$461.6	$425.0
Gross margin	33.4%	34.5%	(1.1%)

        Gross margin decreased in 2007 compared to 2006 primarily due to increased material costs, the write-off of inventory related to the discontinuance of certain product lines and an increase in our workers compensation reserve primarily due to a change in estimate. The North American margin for 2007 was affected by a charge related to our discontinuance of certain product lines and for cost increases for copper-based alloys and stainless steel products, which exceeded realized sales price increases for most of the year. The European margin remained relatively flat primarily due to higher margins contributed by price increases that were offset by increased material costs and a shift in sales to lower margin products primarily in the OEM market. Our China segment's gross margin decreased primarily due to higher material costs, underutilized capacity in certain locations primarily due to the relocation of our joint venture facility, a charge related to our discontinuance of certain product lines, value added tax increases and a shift in product mix.

        In 2007, we undertook a review of certain product lines and our overall manufacturing capacity. Based on that review, we initiated a global restructuring program that was approved by our Board of Directors on October 30, 2007. We also discontinued certain product lines. This program is expected to include the shutdown of five manufacturing facilities and the rightsizing of a sixth facility, including the relocation of our joint venture facility in China that was previously disclosed. The restructuring program and charges for certain product line discontinuances will include pre-tax charges totaling approximately $12.9 million. Charges are primarily for severance ($4.3 million), relocation costs ($2.8 million) and other asset write-downs and expected net losses on asset disposals ($2.0 million) and will result in the elimination of approximately 330 positions worldwide. The pre-tax charge in 2007 of $4.3 million relates primarily to product line discontinuances ($3.8 million). Total net after-tax charges for this program are expected to be approximately $9.4 million ($4.4 million non-cash), with costs being incurred through early 2010. We expect to spend approximately $13.4 million in capital expenditures to consolidate operations and will fund approximately $8.0 million of this amount through proceeds from the sale of buildings and other assets being disposed of as part of the restructuring program. Annual cash savings, net of tax, are estimated to be $4.5 million, which will be fully realized by the second half of 2009.

        The following table presents the total estimated pre-tax charges to be incurred for the global restructuring program and product line discontinuances initiated in 2007 by our reportable segments:

Reportable Segment	(in millions)
North America	$5.7
Europe	3.9
China	3.3

Total	$12.9

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses, or SG&A expenses, for 2007 increased $32.5 million, or 10.8%, compared to 2006. The increase in SG&A expenses is attributable to the following:

	(in millions)	% Change
Organic growth	$13.1	4.4%
Foreign exchange	7.9	2.6
Acquisitions	11.5	3.8

Total	$32.5	10.8%

        The organic increase in SG&A expenses was primarily due to increased product liability costs, increased stock-based compensation costs and increased variable selling expenses due to increased sales volumes partially offset by decreased incentive compensation costs. The increase in SG&A expenses from foreign exchange was primarily due to the appreciation of the euro, Canadian dollar and the yuan against the U.S. dollar. The increase in SG&A expenses from acquisitions was due to the inclusion of Changsha, ATS, Calflex, Ningbo, Kimsafe, Teknigas and Topway. Total SG&A expenses, as a percentage of sales, was 24.1% in 2007 compared to 24.4% 2006.

        Restructuring and Other (Income) Charges.    In 2007, we recorded $3.2 million for asset write-downs, accelerated depreciation and severance in North America and China. In 2006, we recorded income of $5.7 million primarily due to a gain of approximately $8.2 million related to the sale of two buildings in Italy partially offset by a charge of $2.5 million primarily for severance costs related to our European restructuring programs.

        Operating Income.    Operating income by geographic segment for 2007 and 2006 was as follows:

	Years Ended
				% Change to Consolidated Operating Income
	December 31, 2007	December 31, 2006	Change
	(Dollars in millions)
North America	$93.3	$98.5	$(5.2)	(4.0)%
Europe	53.6	50.0	3.6	2.8
China	7.9	7.2	.7	.5
Corporate	(29.1)	(25.2)	(3.9)	(3.0)

Total	$125.7	$130.5	$(4.8)	(3.7)%

        The change in operating income is attributable to the following:

						Change As a % of Consolidated Operating Income					Change As a % of Segment Operating Income
	North America	Europe	China	Corp.	Total	North America	Europe	China	Corp.	Total	North America	Europe	China	Corp.
	(Dollars in millions)
Organic growth	$(1.3)	$.9	$(1.5)	$(3.9)	$(5.8)	(1.0)%	.7%	(1.3)%	(3.0)%	(4.6)%	(1.4)%	1.8%	(20.8)%	(15.5)%
Foreign exchange	.9	4.0	.4	—	5.3	.7	3.1	.3	—	4.1	.9	8.0	5.5	—
Acquisitions	(1.3)	4.8	.8	—	4.3	(1.0)	3.6	.7	—	3.3	(1.3)	9.6	11.1	—
Restructuring/other	(3.5)	(6.1)	1.0	—	(8.6)	(2.7)	(4.6)	.8	—	(6.5)	(3.5)	(12.2)	13.9	—

Total	$(5.2)	$3.6	$.7	$(3.9)	$(4.8)	(4.0)%	2.8%	.5%	(3.0)%	(3.7)%	(5.3)%	7.2%	9.7%	(15.5)%

        The decrease in organic operating income in North America was primarily due to increased material costs partially offset by unit price increases, a net increase in our workers compensation reserve primarily due to a change in estimate and increased product liability costs, partially offset by decreased incentive compensation costs. In 2007, we recorded a charge of $3.1 million related to our discontinuance of certain product lines and $0.4 million for primarily for severance costs related to our global restructuring program.

        The acquired decrease is primarily due to the amortization of certain costs associated with the acquisition of Topway.

        Europe's organic growth in operating income is due to our ability to leverage SG&A expenses, increased selling prices partially offset by increased material costs and a shift in sales to lower margin products primarily in the OEM market. In 2007, we did not record any costs associated with restructuring compared to a gain of $6.0 million for the same period in 2006. We recorded a gain of $8.2 million for the building sales in Italy partially offset by $2.2 million of primarily severance costs.

        The acquired growth in Europe is due to the inclusion of the operating income from ATS, Kimsafe and Teknigas.

        The decrease in organic operating income in China was primarily attributable to decreased production levels at our wholly owned manufacturing plants. The acquired growth in China was due to the inclusion of the operating income of Changsha and Ningbo. In 2007, we recorded $3.3 million for asset write-downs, accelerated depreciation and severance related to our global restructuring program and $0.7 million related to our discontinuance of certain product lines. The elimination of a one-month reporting lag in two of our Chinese entities did not have a material impact on China's operating income.

        The decrease in organic operating income in Corporate was primarily attributable to increased stock-based compensation costs and legal costs, partially offset by decreased incentive compensation costs.

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

        Interest Income.    Interest income increased $9.5 million, or 190.0%, in 2007 compared to 2006, primarily due to the investment of the net proceeds of approximately $219.0 million from the public offering of 5.75 million shares of our Class A Common Stock in November 2006.

        Interest Expense.    Interest expense increased $4.8 million, or 21.7%, in 2007 compared to 2006, primarily due to our April 27, 2006 issuance of $225.0 million 5.85% senior notes due in 2016 and an increase in the average variable rates charged on the revolving credit facility partially offset by decreased debt levels for acquisitions.

        Effective July 1, 2005, we entered into an interest rate swap for a notional amount of €25.0 million outstanding on our revolving credit facility. We swapped an adjustable rate of three month EURIBOR plus 0.6% for a fixed rate of 3.02%. We recorded a reduction to interest expense of approximately $0.7 million to recognize the fair value of the swap for 2006. The swap was terminated on October 3, 2006.

        Other (Income) Expense.    Other (income) expense increased $3.2 million, or 355.6% in 2007 compared to 2006, primarily due to currency movements and losses on forward currency contracts. Foreign currency losses were recorded in Europe, Canada and China in 2007, whereas foreign currency gains were recorded in 2006.

        Minority interest.    Minority interest increased $1.0 million, or 55.6%, for 2007 compared to 2006, primarily due to the credit recorded for the 40% liability of our joint venture partner's share in the recording of the $2.4 million TWT restructuring costs.

        Income Taxes.    Our effective tax rate for continuing operations decreased to 31.8% in 2007 from 33.6% in 2006. The decrease is primarily due to a one-time benefit associated with a refund of withholding taxes in Italy and in 2006 the recording of higher taxes on the sale of two buildings. This decrease is partially offset by the recording of a $3.2 million valuation allowance on the deferred tax assets of our 60% owned Chinese joint venture.

        Income From Continuing Operations.    Income from continuing operations in 2007 increased $0.5 million, or 0.6%, to $77.6 million, or $1.99 per common share, from $77.1 million, or $2.29 per common share, for 2006, in each case, on a diluted basis. Income from continuing operations for 2007 includes a tax refund of $1.9 million, or $0.05 per common share. Income from continuing operations for 2007 and 2006 included costs, net of tax, from our restructuring plan and product line discontinuances of $5.1 million, or $0.13 per common share, and included income, net of tax, of $1.5 million, or $0.04 per share, respectively. In 2006, the gains on the sales of our buildings in Italy resulted in an after-tax gain of $5.1 million, or $0.15 per share. The appreciation of the euro, Chinese yuan and Canadian dollar against the U.S. dollar resulted in a positive impact on income from continuing operations of $0.09 per common share for 2007 compared to the comparable period last year. We cannot predict whether the euro, Canadian dollar or yuan will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net income.

        Additionally, in November 2006, the Company completed a public offering of 5.75 million shares of Class A Common Stock and received net proceeds of approximately $219.0 million. The interest earned on the net proceeds provided approximately $7.1 million in after-tax income in 2007. The issuance of an additional 5.75 million shares had a dilutive impact on earnings per share of $0.11 per share in 2007, after considering the interest income from the net proceeds.

        Loss From Discontinued Operations.    Loss from discontinued operations in 2007 and 2006 was $0.2 million, or $0.01 per common share, and $3.4 million, or $0.10 per common share, on a diluted basis for the comparable period. The losses for 2007 and 2006 were primarily attributable to increased deductible costs in 2006 and legal fees associated with the James Jones Litigation, as described in Part I, Item 1, "Business-Product Liability, Environmental and Other Litigation Matters." The 2007 loss was partially offset by reserve adjustments.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

        Net Sales.    Our business is reported in three geographic segments: North America, Europe and China. Our net sales in each of these segments for the years ended December 31, 2006 and 2005 were as follows:

	Year Ended December 31, 2006		Year Ended December 31, 2005
						Change to Consolidated Net Sales
	Net Sales	% Sales	Net Sales	% Sales	Change
	(Dollars in millions)
North America	$821.3	66.7%	$629.9	68.2%	$191.4	20.7%
Europe	367.5	29.9	266.3	28.8	101.2	11.0
China	42.0	3.4	28.1	3.0	13.9	1.5

Total	$1,230.8	100.0%	$924.3	100.0%	$306.5	33.2%

        The increase in net sales is attributable to the following:

					Change As a % of Consolidated Net Sales				Change As a % of Segment Net Sales
	North America	Europe	China	Total	North America	Europe	China	Total	North America	Europe	China
	(Dollars in millions)
Organic growth	$54.0	$45.2	$3.0	$102.2	5.9%	4.9%	.3%	11.1%	8.6%	17.0%	10.6%
Foreign exchange	3.5	7.1	.9	11.5	.3	.8	.1	1.2	.6	2.7	3.0
Acquisitions	133.9	48.9	10.0	192.8	14.5	5.3	1.1	20.9	21.2	18.3	35.9

Total	$191.4	$101.2	$13.9	$306.5	20.7%	11.0%	1.5%	33.2%	30.4%	38.0%	49.5%

        The organic growth in net sales in North America was due to increased price and unit sales in certain product lines into both the wholesale and DIY markets. Our wholesale market in 2006, excluding the sales from the acquisitions of Alamo, Savard, Calflex, Flexflow, Core and Dormont, grew by 9.7% compared to 2005, primarily due to increased sales of water pressure regulators, relief valves and backflow preventer units, as well as in our plumbing and under-floor radiant heating product lines. Our sales into the North American DIY market in 2006 increased by 5.4% compared to 2005, primarily due to increased sales of fittings and supply lines and plumbing and under-floor radiant heating product lines partially offset by fewer new retail product introductions in 2006 than during 2005.

        The acquired growth in net sales in North America was due to the inclusion of net sales of Alamo, acquired on June 20, 2005, Savard, acquired on July 8, 2005, Flexflow, acquired on November 4, 2005, Core, acquired on December 2, 2005, Dormont, acquired on December 28, 2005, and Calflex acquired on June 2, 2006.

        The organic sales growth in Europe was broad-based with most markets and channels exhibiting improvement. Our sales into the wholesale and OEM markets in 2006, excluding the sales from the acquisitions of Electro Controls, Microflex, ATS, Kimsafe and Teknigas, grew by 18.5% and 16.4% respectively, compared to 2005.

        The acquired growth in net sales in Europe was due to the inclusion of the net sales of Electro Controls, acquired on May 11, 2005, Microflex, acquired on July 5, 2005, ATS, acquired on May 19, 2006, Kimsafe, acquired on June 7, 2006, and Teknigas, acquired on August 14, 2006.

        The organic sales growth in China was due to increased sales into the domestic and export markets, partially offset by decreased sales due to an approximately four- week work stoppage at our joint-venture facility in Tianjin. Additionally, the yuan strengthened against the U.S. dollar.

        The acquired growth in net sales in China was due to the inclusion of the net sales of Changsha, acquired on April 26, 2006, and Ningbo, acquired on June 2, 2006.

        The increases in net sales due to foreign exchange in North America, Europe and China were primarily due to the appreciation of the Canadian dollar, euro and yuan, respectively, against the U.S. dollar.

        Gross Profit.    Gross profit and gross margin for 2006 and 2005 were as follows:

	Year Ended December 31,
			Point Change
	2006	2005
	(dollars in millions)
Gross profit	$425.0	$324.7
Gross margin	34.5%	35.1%	(.6%)

        Gross margin for 2006 decreased slightly from 2005. Raw materials cost increases have been predominantly offset by increased sales prices with the exception of the North American retail market and certain markets in Europe. In particular, price increases have been difficult to pass along to customers in Germany. Margins have also been negatively affected by sales of lower margin products sold by Core and by European acquisition costs. North American gross margin percentage decreases were partially offset by a favorable sales mix toward higher margin wholesale sales.

        Margins were also negatively affected in 2006 by increased charges related to our manufacturing restructuring efforts. We recorded $4.7 million to cost of sales for primarily severance costs in 2006 as compared to $1.8 million in 2005 for accelerated depreciation and other costs.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses, or SG&A expenses, for 2006 increased $70.8 million, or 30.8%, compared to 2005. The increase in SG&A expenses is attributable to the following:

	(in millions)	% Change
Organic growth	$24.6	10.7%
Foreign exchange	2.1	.9
Acquisitions	44.1	19.2

Total	$70.8	30.8%

        The organic increase in SG&A expenses was primarily due to increased variable selling expenses due to increased sales volumes, increased insurance costs, increased compensation costs and corporate administration costs including costs incurred for compliance with FAS 123R, partially offset by lower costs for complying with Section 404 of the Sarbanes-Oxley Act of 2002 (SOX) and lower earn-out costs related to a prior acquisition. The increase in SG&A expenses from foreign exchange was primarily due to the appreciation of the euro, Canadian dollar and yuan against the U.S. dollar. The increase in SG&A expenses from acquisitions was due to the inclusion of Electro Controls, Alamo, Microflex, Savard, Flexflow, Core, Dormont, Changsha, ATS, Calflex, Ningbo, Kimsafe and Teknigas.

        Restructuring and Other (Income) Charges.    Restructuring and other (income) charges for 2006 decreased $6.4 million primarily due to a gain of approximately $8.2 million related to the sale of two buildings in Italy partially offset by a charge of $2.5 million primarily for severance costs related to our European restructuring plans. During 2005, we recorded $0.7 million primarily for severance costs related to our European restructuring plans.

        Operating Income.    Operating income by geographic segment for 2006 and 2005 was as follows:

	Years Ended
				% Change to Consolidated Operating Income
	December 31, 2006	December 31, 2005	Change
	(Dollars in millions)
North America	$98.5	$79.1	$19.4	20.6%
Europe	50.0	31.5	18.5	19.5
China	7.2	3.5	3.7	3.8
Corporate	(25.2)	(19.5)	(5.7)	(5.9)

Total	$130.5	$94.6	$35.9	38.0%

        The change in operating income is attributable to the following:

						Change As a % of Consolidated Operating Income					Change As a % of Segment Operating Income
	North America	Europe	China	Corp.	Total	North America	Europe	China	Corp.	Total	North America	Europe	China	Corp.
	(Dollars in millions)
Organic growth	$6.4	$7.5	$6.8	$(5.7)	$15.0	6.9%	7.8%	7.1%	(5.9)%	15.9%	8.2%	23.4%	189.4%	(28.5)%
Foreign exchange	.8	.9	.3	—	2.0	.8	1.0	.3	—	2.1	1.0	3.0	8.3	—
Acquisitions	11.2	2.5	1.7	—	15.4	11.8	2.7	1.8	—	16.3	14.1	8.1	47.9	—
Restructuring/other	1.0	7.6	(5.1)	—	3.5	1.1	8.0	(5.4)	—	3.7	1.3	24.0	(143.1)	—

Total	$19.4	$18.5	$3.7	$(5.7)	$35.9	20.6%	19.5%	3.8%	(5.9)%	38.0%	24.6%	58.5%	102.5%	(28.5)%

        The organic growth in North America was primarily due to our increased gross profit from price increases and a favorable sales mix towards the wholesale market, benefits resulting from our completed manufacturing restructuring projects and product outsourcing, partially offset by increased net SG&A expense and inventory write-downs. In 2006, we did not record any costs associated with our manufacturing restructuring plan compared to costs of $1.0 million for 2005. The acquired growth was due to the inclusion of operating income from Alamo, Savard, Flexflow, Core, Dormont and Calflex.

        The organic growth in Europe was primarily due to increased gross profit from price and unit increases in the wholesale and OEM markets and benefits resulting from our completed manufacturing restructuring projects, partially offset by increased net SG&A expense. In 2006, we recorded a net gain of $6.0 million associated with our manufacturing restructuring plan compared to a charge of $1.5 million for 2005. We recorded a gain of $8.2 million for the building sales in Italy partially offset by $2.2 million primarily for severance costs. The acquired growth in Europe was due to the inclusion of the operating income from Electro Controls, Microflex, ATS, Kimsafe and Teknigas.

        The increase in organic growth in China was attributable to sales volume increase, favorable material purchases and improved manufacturing efficiencies associated with our wholly owned manufacturing plants, partially offset by increased net SG&A expense. The acquired growth in China was due to the inclusion of the operating income from Changsha and Ningbo. In 2006, we recorded $5.1 million of severance and accelerated depreciation costs associated with the planned move of our Chinese joint venture facility. We did not record any costs associated with our manufacturing restructuring plan in 2005.

        The decrease in organic operating income in Corporate was primarily attributable to incremental administration charges for variable compensation including costs incurred for compliance with FAS 123R, increased audit costs and increased pension costs, partially offset by lower costs incurred for SOX compliance.

        The net increase in operating income from foreign exchange was primarily due to the appreciation of the euro, Canadian dollar and yuan against the U.S. dollar.

        Interest Income.    Interest income increased $3.8 million, or 307.0%, for 2006 compared to 2005, primarily due to the investment of the residual proceeds from the private placement of $225.0 million 5.85% senior notes in April 2006 and the net proceeds from the public offering of 5.75 million shares of our Class A Common Stock in November 2006.

        Interest Expense.    Interest expense increased $11.7 million, or 113.9%, for 2006 compared to 2005, primarily due to interest expense associated with our $225.0 million 5.85% senior notes, increased debt levels for acquisitions made in 2005 and 2006, and an increase in the average variable rates charged on the revolving credit facility.

        Effective July 1, 2005, we entered into an interest rate swap for a notional amount of €25.0 million outstanding on our revolving credit facility. We swapped an adjustable rate of three month EURIBOR plus 0.6% for a fixed rate of 3.02%. We recorded a reduction to interest expense of approximately $0.7 million to recognize the fair value of the swap for 2006. The swap was terminated on October 3, 2006.

        Other (Income) Expense.    Other (income) expense increased $0.2 million, or 27.6%, for 2006 compared to 2005, primarily due to the gains on settlements of officers' life insurance policies.

        Minority interest.    Minority interest increased $2.1 million, or 622.3%, for 2006 compared to 2005, primarily due to the credit recorded for the 40% liability of our joint venture partner's share in the recording of the $5.1 million manufacturing restructuring costs.

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

        Income From Continuing Operations.    Income from continuing operations for 2006 increased $22.1 million, or 40.1%, to $77.1 million, or $2.29 per common share, from $55.0 million, or $1.67 per common share, for 2005, in each case, on a diluted basis. Income from continuing operations for 2006 and 2005 includes income, net of tax, for our restructuring plan of $1.5 million, or $0.04 per share, and costs of $1.6 million, or ($0.05) per share, respectively. The gains on the sales of our buildings in Italy resulted in an after-tax gain of $5.1 million, or $0.15 per share. The appreciation of the Canadian dollar, euro and Chinese yuan against the U.S. dollar resulted in a positive impact on income from continuing operations of $1.3 million, or $0.04 per share, for 2006 compared to 2005.

        Loss From Discontinued Operations    We recorded a charge, net of tax, to discontinued operations for 2006 and 2005 of $3.4 million, or ($0.10) per common share, and $0.4 million, or ($0.01) per common share, respectively, in each case, on a diluted basis. In the third quarter of 2006, we recorded a pre-tax charge of $5.0 million due to a recent federal appellate court decision which affirmed that an arbitration panel could decide which deductible agreements between Watts and Zurich American Insurance Company (Zurich) would control Zurich's reimbursement claim for defense costs paid in the James Jones case. Other charges were primarily attributable to legal fees associated with the James Jones litigation, as described in Part I, Item 1. "Business-Product Liability, Environmental and Other Litigation Matters."

Liquidity and Capital Resources

        We generated $91.7 million of cash from continuing operations in 2007. We experienced increases in inventory in North America and China. The increases were primarily due to increased raw material costs. There was also a decrease in accounts payable, accrued expenses and other liabilities, primarily in Europe and North America. In Europe, accounts payable declined in 2007 due to a decline in inventory. In North America, payments for cash compensation increased in 2007. Also, cash payments to cover income tax obligations were greater during 2007. Accounts receivable decreased in all three segments.

        We used $87.4 million of net cash for investing activities in 2007. We invested $37.8 million in capital equipment as part of our ongoing commitment to improve our manufacturing capabilities. We invested $27.5 million in investment grade auction rate securities. We used $18.1 million to fund the acquisitions of Topway. We paid $4.5 million for additional acquisition costs related to prior years acquisitions. We expect to invest approximately $35.0 in capital equipment in 2008.

        Recent distress in the markets has had an adverse impact on market activities including, among other things, volatility in security prices, diminished liquidity, rating downgrades of certain investments and declining valuations of others. We have assessed the implications of these factors on our current business and determined that there has not been a significant impact to our financial position, results of operations or liquidity during 2007.

        We used $66.5 million of net cash from financing activities in 2007. This was primarily due to payments of debt, payments for our stock repurchase program and dividend payments, partially offset by increased borrowings under our line of credit and tax benefits from the exercise of stock awards.

        In April 2006, we amended our revolving credit facility with a syndicate of banks to provide for multi-currency unsecured borrowings and stand-by letters of credit of up to $350.0 million and to extend the maturity date through April 2011. The revolving credit facility is being used to support our acquisition program, working capital requirements and for general corporate purposes.

        Outstanding indebtedness under the revolving credit facility bears interest at a rate determined by the type of loan plus an applicable margin determined by our debt rating, depending on the applicable base rate and our bond rating. For 2007 the average interest rate under the revolving credit facility for euro-based borrowings was approximately 4.6%. There were no U.S. dollar borrowings at December 31, 2007. The revolving credit facility includes operational and financial covenants customary for facilities of this type, including, among others, restrictions on additional indebtedness, liens and investments and maintenance of certain leverage ratios. As of December 31, 2007, we were in compliance with all covenants related to the revolving credit facility, had $234.4 million of unused and potentially available credit under the revolving credit facility and had $81.8 million of euro-based borrowings outstanding and $33.8 million for stand-by letters of credit outstanding on our revolving credit facility.

        We generated $0.1 million of net cash from discontinued operations in 2007. We paid approximately $0.5 million for defense costs and approximately $0.5 million for other legal costs we incurred in the James Jones Litigation. We also received $1.0 million for indemnity payments.

        Working capital (defined as current assets less current liabilities) as of December 31, 2007 was $667.0 million compared to $653.0 million as of December 31, 2006. This increase was primarily due to an increase in inventories and lower accounts payable, partially offset by an increase in accrued expenses. Cash and cash equivalents decreased to $290.3 million as of December 31, 2007 compared to $343.0 million as of December 31, 2006 primarily due to cash used to repurchase stock, fund capital expenditures and investments. The ratio of current assets to current liabilities was 3.3 to 1 as of December 31, 2007 compared to 3.2 to 1 as of December 31, 2006.

        We generated $83.0 million of cash from continuing operations for 2006. We experienced an increase in inventory and accounts receivable in North America, Europe and China. The increase in accounts receivable of $17.0 million was primarily due to increased sales volume and selling prices. The increase in inventory of $37.3 million was primarily due to increased cost of raw materials and planned increases in European safety stocks. The increase in inventory and accounts receivable was partially offset by increased accounts payable, accrued expenses and other liabilities of $29.5 million.

        We used $119.2 million of net cash for investing activities in 2006. We used $91.1 million to fund the acquisitions of Changsha, ATS, Calflex and Ningbo, Kimsafe and Teknigas, $1.9 million in additional costs related to 2005 acquisitions and $0.4 million to complete the planned increase of our ownership in Stern. We invested $11.8 million in investment grade auction rate securities and $44.7 million in capital equipment. Capital expenditures consisted of approximately $26.7 million for manufacturing machinery and equipment and approximately $18.0 million for the purchase of land and a building and for infrastructure improvements for a site in Italy. We subsequently entered into a sale-leaseback transaction with respect to the building. We received proceeds of $31.9 million, which primarily included $16.0 million related to the sale-leaseback in Italy and $13.4 million from the sales of two facilities in northern Italy. We also received proceeds from two buildings held for sale, totaling approximately $2.5 million during 2006.

        We generated $331.3 million of net cash from financing activities for 2006. On November 21, 2006, we completed a public offering of 5.75 million shares of newly issued Class A Common Stock at $40.00 per share. Net proceeds were approximately $218.6 million after taking into account underwriting discounts and expenses associated with the transaction. Additionally, we generated cash through the completion of our $225.0 million private placement of 5.85% notes in April 2006, increased borrowings under our line of credit for use in Europe and proceeds from the exercise of stock options, partially offset by payments of debt, dividend payments and debt issue costs.

        We generated $0.9 million of net cash by operations from discontinued operations in 2006. We also received approximately $2.8 million in cash for reimbursement of defense costs related to the James Jones Litigation. During 2006, we paid approximately $0.6 million for defense costs and approximately $0.5 million for indemnity costs we incurred in the James Jones Litigation.

        We generated $53.1 million of cash from continuing operations in 2005. We experienced an increase in accounts receivable in North America, Europe and China totaling $16.5 million. This increase is primarily due to increased sales volume. Additionally, we experienced an increase in inventories in North America, Europe and China totaling $20.3 million. A portion of the overall increase in inventory is due to the increased costs of raw materials. The increase in inventory in Europe is primarily due to increased finished goods to support the delivery requirements of OEM customers in Europe and an increase in safety stocks during restructuring. North American and China inventories increased primarily due to the incremental volume of products being sourced from our extended China supply chain. The increase in inventory and accounts receivable was partially offset by increased accounts payable of approximately $14.3 million.

        We used $183.2 million of net cash for investing activities in 2005. We used $191.4 million to fund the acquisitions of Dormont, Core, Flexflow, Savard, Microflex, Alamo, Electro Controls, HF and Sea Tech. We also invested $18.6 million in capital equipment. We generated $26.6 million by the sale of investment securities.

        We generated $111.7 million of net cash from financing activities in 2005 primarily from increased borrowings in the U.S. and Europe for acquisitions and proceeds from the exercise of stock options, offset by dividend payments and payments of debt. We paid $3.8 million of debt owed to the former shareholders of Hunter Innovations.

        We used $1.1 million of net cash for discontinued operations in 2005. We received approximately $0.5 million in cash as a settlement payment for indemnification costs we incurred in the James Jones case. An offsetting liability has been recorded at December 31, 2005 because of the possibility that we might have to reimburse the insurance company if it is ultimately successful with a future appeal. We also received approximately $2.1 million in cash for reimbursement of defense costs related to the James Jones case. During 2005, we paid approximately $2.5 million for defense costs, $0.6 million for legal costs and approximately $1.0 million for indemnity costs we incurred in the James Jones case.

        We had free cash flow of $54.5 million (a non-GAAP financial measure defined as net cash provided by continuing operations minus capital expenditures plus proceeds from sale of assets) during the year ended December 31, 2007 versus free cash flow of $70.2 million in 2006. This decrease in 2007 compared to 2006 was primarily due to the proceeds from the sale of property, plant and equipment in

2006 partially offset by growth in cash generated by operations. Our net debt to capitalization ratio (defined as short and long-term interest-bearing liabilities less cash and cash equivalents as a percentage of the sum of short and long term interest-bearing liabilities less cash and cash equivalents plus total stockholders' equity) increased to 13.5% for 2007 from 11.4% for 2006. The increase resulted from an increase in net debt, partially offset by an increase in stockholders' equity.

        We had free cash flow of $70.2 million during the year ended December 31, 2006 versus free cash flow of $35.2 million in 2005. This increase in 2006 compared to 2005 was primarily due to growth in cash generated by operations, less net capital expenditures.

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

        A reconciliation of net cash provided by continuing operations to free cash flow is provided below:

	Years Ended December 31,
	2007	2006	2005
	(in millions)
Net cash provided by continuing operations	$91.7	$83.0	$53.1
Less: additions to property, plant, and equipment	(37.8)	(44.7)	(18.6)
Plus: proceeds from the sale of property, plant, and equipment	.6	31.9	.7

Free cash flow	$54.5	$70.2	$35.2

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

        A reconciliation of long-term debt (including current portion) to net debt and our net debt to capitalization ratio is provided below:

	December 31,
	2007	2006
	(in millions)
Current portion of long-term debt	$1.3	$7.5
Plus: long-term debt, net of current portion	432.2	441.7
Less: cash and cash equivalents	(290.3)	(343.0)

Net debt	$143.2	$106.2

        A reconciliation of capitalization is provided below:

	December 31,
	2007	2006
	(in millions)
Net debt	$143.2	$106.2
Total stockholders' equity	915.5	826.6

Capitalization	$1,058.7	$932.8

Net debt to capitalization ratio	13.5%	11.4%

        We anticipate that available funds from current operations, existing cash, our revolving credit facility and other sources of liquidity will be sufficient to meet current operating requirements and anticipated capital expenditures for at least the next 12 months. However, we may have to consider external sources of financing for any large future acquisitions.

        Our contractual obligations as of December 31, 2007 are presented in the following table:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in millions)
Long-term debt obligations, including current maturities(a)	$433.5	$1.3	$50.4	$81.8	$300.0
Operating lease obligations	22.2	7.4	9.0	3.6	2.2
Capital lease obligations(a)	16.7	1.4	2.8	2.8	9.7
Pension contributions	9.4	.5	.2	.1	8.6
Interest(b)	159.5	25.7	47.5	36.6	49.7
Earnout payments(a)	3.8	3.8	—	—	—
Other(c)	23.0	20.7	.7	.9	.7

Total	$668.1	$60.8	$110.6	$125.8	$370.9

(a)
as recognized in the consolidated balance sheet

(b)
assumes the balance on the revolving credit facility remains at $81.8 million and the interest rate remains at approximately 5.4% for the presented periods

(c)
includes commodity, capital expenditure commitments and other benefits at December 31, 2007

        We maintain letters of credit that guarantee our performance or payment to third parties in accordance with specified terms and conditions. Amounts outstanding were approximately $45.0 million as of December 31, 2007 and $49.6 million as of December 31, 2006. Our letters of credit are primarily associated with insurance coverage and to a lesser extent foreign purchases and generally expire within one year of issuance. These instruments may exist or expire without being drawn down, therefore they do not necessarily represent future cash flow obligations.

        During the period January 1, 2008 to February 22, 2008, we repurchased 1.4 million shares of our Class A Common Stock for a total cost of $38.2 million. As of February 22, 2008, 0.8 million shares remain to be repurchased under the November 2007 stock repurchase program. Although we are under no obligation to repurchase these shares, we estimate that the total cost to repurchase the remaining 0.8 million shares would be approximately $20.0 million.

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

Application of Critical Accounting Policies and Key Estimates

        The preparation of our consolidated financial statements in accordance with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported. A critical accounting estimate is an assumption about highly uncertain matters and could have a material effect on the consolidated financial statements if another, also reasonable, amount were used, or, a change in the estimate is reasonably likely from period to period. We base our assumptions on historical experience and on other estimates that we believe are reasonable under the circumstances. Actual results could differ significantly from these estimates. Except for the net increase in workers compensation reserves in the second quarter of 2007 primarily due to a change in estimate, there were no changes in accounting policies or significant changes in accounting estimates during 2007.

        We periodically discuss the development, selection and disclosure of the estimates with our Audit Committee. Management believes the following critical accounting policies reflect its more significant estimates and assumptions.

Revenue recognition

        We recognize revenue when all of the following criteria are met: (1) we have entered into a binding agreement, (2) the product has shipped and title has passed, (3) the sales price to the customer is fixed or is determinable and (4) collectibility is reasonably assured. We recognize revenue based upon a determination that all criteria for revenue recognition have been met, which, based on the majority of our shipping terms, is considered to have occurred upon shipment of the finished product. Some shipping terms require the goods to be received by the customer before title passes. In those instances, revenues are not recognized until the customer has received the goods. We record estimated reductions to revenue for customer returns and allowances and for customer programs. Provisions for returns and allowances are made at the time of sale, derived from historical trends and form a portion of the allowance for doubtful accounts. Customer programs, which are primarily annual volume incentive plans, allow customers to earn credit for attaining agreed upon purchase targets from us. We record estimated reductions to revenue, made at the time of sale, for customer programs based on estimated purchase targets.

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

Inventory valuation

        Inventories are stated at the lower of cost or market with costs determined primarily on a first-in first-out basis. We utilize both specific product identification and historical product demand as the basis for determining our excess or obsolete inventory reserve. We identify all inventories that exceed a range of one to four years in sales. This is determined by comparing the current inventory balance against unit sales for the trailing twelve months. New products added to inventory within the past twelve months are excluded from this analysis. A portion of our products contain recoverable materials, therefore the excess and obsolete reserve is established net of any recoverable amounts. Changes in market conditions, lower than expected customer demand or changes in technology or features could result in additional obsolete inventory that is not saleable and could require additional inventory reserve provisions.

        In certain countries, additional inventory reserves are maintained for potential shrinkage experienced in the manufacturing process. The reserve is established based on the prior year's inventory losses adjusted for any change in the gross inventory balance.

Goodwill and other intangibles

        Goodwill and intangible assets with indefinite lives are tested annually for impairment in accordance with the provisions of Financial Accounting Standards Board Statement No. 142 "Goodwill and Other Intangible Assets" (FAS 142). We use our judgment in assessing whether assets may have become impaired between annual impairment tests. We concluded that no impairment existed at October 28, 2007, the time of our latest annual review. We perform our annual test for indicators of goodwill and non-amortizable intangible assets impairment in the fourth quarter of our fiscal year or sooner if indicators of impairment exist.

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

Legal contingencies

        We are a defendant in numerous legal matters including those involving environmental law and product liability as discussed further in Part I, Item 1, "Business—Product Liability, Environmental and Other Litigation Matters." As required by Financial Accounting Standards Board Statement No. 5 "Accounting for Contingencies" (FAS 5), we determine whether an estimated loss from a loss contingency should be accrued by assessing whether a loss is deemed probable and the loss amount can be reasonably estimated, net of any applicable insurance proceeds. Estimates of potential outcomes of these contingencies are developed in consultation with outside counsel. While this assessment is based upon all available information, litigation is inherently uncertain and the actual liability to fully resolve this litigation cannot be predicted with any assurance of accuracy. Final settlement of these matters could possibly result in significant effects on our results of operations, cash flows and financial position.

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

        On January 1, 2007, we adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48). The purpose of FIN 48 is to increase the comparability in financial reporting of income taxes. FIN 48 requires that in order for a tax benefit to be booked in the income statement, the item in question must meet the more-likely-than-not (greater than 50% likelihood of being sustained upon examination by the taxing authorities) threshold. The adoption of FIN 48 did not have a material effect on our financial statements. No cumulative effect was booked through beginning retained earnings.

        As of the adoption date, we had gross unrecognized tax benefits of approximately $4.8 million, of which, approximately $4.2 million, if recognized, would affect the effective tax rate. The difference between the amount of unrecognized tax benefits and the amount that would affect the effective tax rate consists of the federal tax benefit of state income tax items. During 2007, we reduced our unrecognized tax benefits by approximately $0.6 million for a tax issue in Italy. As a result of the conclusion of state income tax audits, it is reasonably possible that the total amount of unrecognized tax benefits will change in the next twelve months. We estimate that it is reasonably possible that approximately $0.5 million of the currently remaining unrecognized tax benefit may be recognized by the end of 2008 as a result of the conclusion of the audits. Notwithstanding, we do not expect any further significant changes in the amounts of unrecognized tax benefits within the next twelve months.

        As of December 31, 2007, we had gross unrecognized tax benefits of approximately $3.7 million, of which approximately $3.2 million, if recognized, would affect the effective tax rate. The difference between the amount of unrecognized tax benefits and the amount that would impact the effective tax rate consists of the federal tax benefit of state income tax items.

New Accounting Standards

        In December 2007, the FASB issued Financial Accounting Standards Board Statement (FAS) No. 141 (R)," Business Combinations," (FAS 141R), which requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at "full fair value." Under FAS 141R, all business combinations will be accounted for under the acquisition method. Significant changes, among others, from current guidance resulting from FAS 141R includes the requirement that contingent assets and liabilities and contingent consideration shall be recorded at estimated fair value as of the acquisition date, with any subsequent changes in fair value charged or credited to earnings. Further, acquisition-related costs will be expensed rather than treated as part of the acquisition. FAS 141R is effective for periods beginning on or after December 15, 2008. We expect the adoption of FAS 141R will increase costs charged to operations.

        In December 2007, the FASB issued FAS No. 160, "Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB NO. 151," (FAS 160), which requires non-controlling interests (previously referred to as minority interest) to be treated as a separate component of equity, not as a liability as is current practice. FAS 160 applies to non-controlling interests and transactions with non-controlling interest holders in consolidated financial statements. FAS 160 is effective for periods beginning on or after December 15, 2008. We are currently evaluating the effect that FAS 160 will have on our consolidated financial statements.

        In February 2007, the FASB issued FAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—including an Amendment to FAS No. 115," (FAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged. We do not expect to measure our financial instruments at fair value and therefore we do not expect the adoption of FAS 159 to have a material impact on our consolidated financial statements.

        In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements" (SAB 108), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. The impact of SAB 108 was not material to our consolidated financial statements.

        In September 2006, the FASB issued FAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)" (FAS 158), which requires an employer to: (a) recognize in its statement of financial position an asset for a plan's overfunded status or a liability for a plan's underfunded status; (b) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year; and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes are reported in other comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006 for companies with publicly traded equity securities. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008, although earlier adoption is permitted. As a result of the requirement to recognize the funded status of our benefit plans as of December 31, 2006, we recorded an increase in our pension liability of approximately $8.3 million, a decrease of approximately $1.3 million in other assets: other, net and a decrease in accumulated other comprehensive income of approximately $5.8 million, net of tax. We have early-adopted the measurement date provisions of FAS 158 effective January 1, 2007. Our pension plans previously used a September 30 measurement date. All plans are now measured as of December 31, consistent with our fiscal year end. The non-cash effect of the adoption of the measurement date provisions of FAS 158 was not material and there was no effect on our results of operations.

        In September 2006, the FASB issued FAS No. 157, "Fair Value Measurements" (FAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. For financial assets and liabilities, FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. For non-financial assets and liabilities, FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. Earlier application is encouraged provided that the reporting company has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. We do not expect the adoption of FAS 157 will have a material impact on our consolidated financial statements.

        In July 2006, the FASB issued Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, based on the technical merits. This interpretation also provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN 48 as of January 1, 2007 and the impact was not material to our consolidated financial statements.

        In March 2006, the FASB issued FAS No. 156, "Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140" (FAS 156). FAS 156 amends FAS Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities. FAS 156 addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting. We adopted FAS 156 as of January 1, 2007 and the impact was not material to our consolidated financial statements.

        In February 2006, the FASB issued FAS No. 155, "Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140" (FAS 155). FAS 155 amends FAS 133, "Accounting for Derivatives and Hedging Activities," and FAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and allows an entity to remeasure at fair value a hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation from the host, if the holder irrevocably elects to account for the whole instrument on a fair value basis. Subsequent changes in the fair value of the instrument would be recognized in earnings. We adopted FAS 155 as of January 1, 2007 and the impact was not material to our consolidated financial statements.

        In May 2005, the FASB issued FAS No. 154, "Accounting Changes and Error Correction Replacement of APB Opinion No. 20 and FASB Statement No. 3" (FAS 154). FAS 154 replaces APB Opinion No. 20, "Accounting Changes" (APB 20), and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle. FAS 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used. FAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. The impact of FAS 154 was not material to our consolidated financial statements.

        In December 2004, the FASB issued FAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" (FAS 153). The amendments made by FAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The impact of FAS 153 was not material to our consolidated financial statements.

        In November 2004, the FASB issued FAS No. 151, "Inventory Costs" (FAS 151). FAS 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for inventory costs. The provisions of this statement are effective for fiscal years beginning after June 15, 2005. The impact of FAS 151 was not material to our consolidated financial statements.

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

        Our foreign subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials and are denominated in European currencies or the U.S. or Canadian dollar. We use foreign currency forward exchange contracts to manage the risk related to intercompany purchases that occur during the course of a year and certain open foreign currency denominated commitments to sell products to third parties. For 2007, the amounts recorded in other income for the change in the fair value of such contracts was immaterial.

        We have historically had a low exposure on the cost of our debt to changes in interest rates. Information about our long-term debt including principal amounts and related interest rates appears in note 11 of notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The financial statements listed in section (a) (1) of "Part IV, Item 15. Exhibits and Financial Statement Schedules" of this annual report are incorporated herein by reference.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

Item 9A.    CONTROLS AND PROCEDURES.

        As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily applies its judgment in evaluating and implementing possible controls and procedures. The effectiveness of our disclosure controls and procedures is also necessarily limited by the staff and other resources available to us and the geographic diversity of our operations. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In connection with these rules, we will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Management's Annual Report on Internal Control Over Financial Reporting

        Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that:

  (i)
  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

  (ii)
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

  (iii)
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

        Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2007.

        The audited consolidated financial statements of the Company include the results of Topway Global Inc., which the Company acquired on November 9, 2007, but management's assessment does not include an assessment of the internal control over financial reporting of this entity.

        The independent registered public accounting firm that audited the Company's consolidated financial statements included elsewhere in this Annual Report on Form 10-K has issued an attestation report on the Company's internal control over financial reporting. That report appears immediately following this report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Watts Water Technologies, Inc.:

        We have audited Watts Water Technologies, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Watts Water Technologies, Inc.'s management is responsible for maintaining effective internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Watts Water Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        Watts Water Technologies, Inc. acquired Topway Global Inc. during 2007 (the 2007 acquisition). Management excluded from its assessment of internal control over financial reporting, the 2007 acquisition representing consolidated total assets of $19 million and consolidated revenues of $2 million included in the consolidated financial statements of Watts Water Technologies, Inc. as of and for the year ended December 31, 2007. Our audit of internal control over financial reporting of Watts Water Technologies, Inc. also excluded an evaluation of the internal control over financial reporting of the 2007 acquisition.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Watts Water Technologies, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2007, and the related financial statement schedule, and our report dated February 29, 2008 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

Boston, Massachusetts
February 29, 2008

Item 9B.    OTHER INFORMATION.

        None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        Information with respect to the executive officers of the Company is set forth in Part I, Item 1 of this Report under the caption "Executive Officers and Directors" and is incorporated herein by reference. The information provided under the captions "Information as to Nominees for Director," "Corporate Governance," and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders to be held on May 14, 2008 is incorporated herein by reference.

        We have adopted a Code of Business Conduct and Ethics applicable to all officers, employees and Board members. The Code of Business Conduct and Ethics is posted in the Investor Relations section of our website, www.wattswater.com. We will provide you with a print copy of our Code of Business Conduct and Ethics free of charge on written request to Lester J. Taufen, Secretary, Watts Water Technologies, Inc., 815 Chestnut Street, North Andover, MA 01845. Any amendments to, or waivers of, the Code of Business Conduct and Ethics which apply to our chief executive officer, chief financial officer, corporate controller or any person performing similar functions will be disclosed on our website promptly following the date of such amendment or waiver.

Item 11.    EXECUTIVE COMPENSATION.

        The information provided under the captions "Director Compensation," "Corporate Governance," "Compensation Discussion and Analysis," "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," and "Compensation Committee Report" in our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders to be held on May 14, 2008 is incorporated herein by reference.

        The "Compensation Committee Report" contained in our Proxy Statement shall not be deemed "soliciting material" or "filed" with the Securities and Exchange Commission or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Exchange Act, except to the extent we specifically request that such information be treated as soliciting material or specifically incorporate such information by reference into a document filed under the Securities Act or Exchange Act.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The information appearing under the caption "Principal Stockholders" in the Registrant's Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 14, 2008 is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table provides information as of December 31, 2007, about the shares of Class A Common Stock that may be issued upon the exercise of stock options issued under the Company's 2004 Stock Incentive Plan, 1991 Directors' Non-Qualified Stock Option Plan, 1996 Stock Option Plan and 2003 Non-Employee Directors' Stock Option Plan and the settlement of restricted stock units granted under our Management Stock Purchase Plan as well as the number of shares remaining for future issuance under our 2004 Stock Incentive Plan and Management Stock Purchase Plan.

	Equity Compensation Plan Information
				Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a)) (c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)
Equity compensation plans approved by security holders	1,533,767	(1)	$24.64	3,078,132	(2)
Equity compensation plans not approved by security holders	None		None	None
Total	1,533,767	(1)	$24.64	3,078,132	(2)

(1)
Represents 1,168,233 outstanding options under the 1991 Directors' Non-Qualified Stock Option Plan, 1996 Incentive Stock Option Plan, 2003 Non-Employee Directors' Stock Option Plan and 2004 Stock Incentive Plan, and 365,534 outstanding restricted stock units under the Management Stock Purchase Plan.

(2)
Includes 2,074,517 shares available for future issuance under the 2004 Stock Incentive Plan, and 1,003,615 shares available for future issuance under the Management Stock Purchase Plan.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

        The information provided under the captions "Corporate Governance" and "Policies and Procedures for Related Person Transactions" in our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders to be held on May 14, 2008 is incorporated herein by reference.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The information provided under the caption "Ratification of Independent Registered Public Accounting Firm" in our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders to be held on May 14, 2008 is incorporated herein by reference.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial Statements

        The following financial statements are included in a separate section of this Report commencing on the page numbers specified below:

(a)(2) Schedules

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2007, 2006 and 2005	102

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
DATED: February 29, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ PATRICK S. O'KEEFE Patrick S. O'Keefe	Chief Executive Officer, President and Director	February 29, 2008
/S/ WILLIAM C. MCCARTNEY William C. McCartney	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 29, 2008
/S/ TIMOTHY P. HORNE Timothy P. Horne	Director	February 29, 2008
/S/ ROBERT L. AYERS Robert L. Ayers	Director	February 29, 2008
/S/ RICHARD J. CATHCART Richard J. Cathcart.	Director	February 29, 2008
/S/ RALPH E. JACKSON, JR. Ralph E. Jackson, Jr.	Director	February 29, 2008
/S/ KENNETH J. MCAVOY Kenneth J. McAvoy	Director	February 29, 2008

/S/ JOHN K. MCGILLICUDDY John K. McGillicuddy	Director	February 29, 2008
/S/ GORDON W. MORAN Gordon W. Moran	Chairman of the Board	February 29, 2008
/S/ DANIEL J. MURPHY, III Daniel J. Murphy, III	Director	February 29, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Watts Water Technologies, Inc.:

        We have audited the accompanying consolidated balance sheets of Watts Water Technologies, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Watts Water Technologies, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 2 to the consolidated financial statements, Watts Water Technologies, Inc. adopted Statement of Financial Accounting Standard No. 123(R), "Share Based Payment" effective January 1, 2006, utilizing the modified prospective application transition method.

        Also, as discussed in Note 2 to the consolidated financial statements, Watts Water Technologies, Inc. adopted the recognition and disclosure provisions of Statement of Financial Accounting Standard No. 158, "Employers' Accounting for Defined Benefit Pension and Other Post Retirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)" effective December 31, 2006 and its measurement date provisions on January 1, 2007.

        Also, as discussed in Note 2 to the consolidated financial statements, Watts Water Technologies, Inc. adopted Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" effective January 1, 2007.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Watts Water Technologies, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 29, 2008, expressed an unqualified opinion on the effective operation of internal control over financial reporting.

Boston, Massachusetts
February 29, 2008

Watts Water Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(Amounts in millions, except per share information)

	Years Ended December 31,
	2007	2006	2005
Net sales	$1,382.3	$1,230.8	$924.3
Cost of goods sold	920.7	805.8	599.6

GROSS PROFIT	461.6	425.0	324.7
Selling, general and administrative expenses	332.7	300.2	229.4
Restructuring and other (income) charges	3.2	(5.7)	.7

OPERATING INCOME	125.7	130.5	94.6

Other (income) expense:
Interest income	(14.5)	(5.0)	(1.2)
Interest expense	26.9	22.1	10.4
Minority interest	(2.8)	(1.8)	.3
Other	2.3	(.9)	(.7)

	11.9	14.4	8.8

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	113.8	116.1	85.8
Provision for income taxes	36.2	39.0	30.8

INCOME FROM CONTINUING OPERATIONS	77.6	77.1	55.0
Loss from discontinued operations, net of taxes of $0.2 in 2007, $2.1 in 2006 and $0.3 in 2005	(.2)	(3.4)	(.4)

NET INCOME	$77.4	$73.7	$54.6

Basic EPS
Income (loss) per share:
Continuing operations	$2.01	$2.32	$1.69
Discontinued operations	(.01)	(.10)	(.01)

NET INCOME	$2.00	$2.21	$1.68

Weighted average number of shares	38.6	33.3	32.5

Diluted EPS
Income (loss) per share:
Continuing operations	$1.99	$2.29	$1.67
Discontinued operations	(.01)	(.10)	(.01)

NET INCOME	$1.99	$2.19	$1.66

Weighted average number of shares	39.0	33.7	33.0

Dividends per share	$.40	$.36	$.32

The accompanying notes are an integral part of these consolidated financial statements.

Watts Water Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in millions, except share information)

	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$290.3	$343.0
Short-term investment securities	22.0	11.8
Trade accounts receivable, less allowance for doubtful accounts of $14.9 million in 2007 and $10.5 million in 2006	235.7	228.5
Inventories, net	341.6	316.4
Prepaid expenses and other assets	18.6	15.9
Deferred income taxes	38.1	26.7
Assets of discontinued operations	10.4	10.1

Total Current Assets	956.7	952.4
PROPERTY, PLANT AND EQUIPMENT, NET	223.7	206.2
OTHER ASSETS:
Goodwill	385.8	356.1
Long-term investment securities	17.0	—
Other, net	146.1	146.2

TOTAL ASSETS	$1,729.3	$1,660.9

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$108.0	$121.0
Accrued expenses and other liabilities	113.6	100.4
Accrued compensation and benefits	38.2	42.6
Current portion of long-term debt	1.3	7.5
Liabilities of discontinued operations	28.6	27.9

Total Current Liabilities	289.7	299.4
LONG-TERM DEBT, NET OF CURRENT PORTION	432.2	441.7
DEFERRED INCOME TAXES	42.9	34.5
OTHER NONCURRENT LIABILITIES	45.6	52.7
MINORITY INTEREST	3.4	6.0
STOCKHOLDERS' EQUITY:
Preferred Stock, $0.10 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Class A Common Stock, $0.10 par value; 80,000,000 shares authorized; 1 vote per share; issued and outstanding, 30,600,056 shares in 2007 and 31,239,111 shares in 2006	3.1	3.1
Class B Common Stock, $0.10 par value; 25,000,000 shares authorized; 10 votes per share; issued and outstanding, 7,293,880 shares in 2007 and in 2006	.7	.7
Additional paid-in capital	377.6	367.8
Retained earnings	465.4	429.6
Accumulated other comprehensive income	68.7	25.4

Total Stockholders' Equity	915.5	826.6

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,729.3	$1,660.9

The accompanying notes are an integral part of these consolidated financial statements.

Watts Water Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(Amounts in millions, except share information)

	Class A Common Stock		Class B Common Stock
							Accumulated Other Comprehensive Income (Loss)
					Additional Paid-In Capital	Retained Earnings		Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2004	25,049,338	$2.5	7,343,880	$.7	$138.8	$324.2	$26.7	$492.9
Comprehensive income:
Net income						54.6		54.6
Cumulative translation adjustment and other							(19.4)	(19.4)
Pension plan additional minimum liability, net of tax of ($1.2m)							(2.0)	(2.0)

Comprehensive income								33.2

Shares of Class A Common Stock issued upon the exercise of stock options	107,823	—			1.5			1.5
Tax benefit for stock options exercised					.9			.9
Issuance of shares of restricted Class A Common Stock	5,616	—			—			—
Amortization of deferred compensation					.3			.3
Net change in restricted stock units	42,433	—			1.2			1.2
Common Stock dividends						(10.5)		(10.5)

Balance at December 31, 2005	25,205,210	$2.5	7,343,880	$.7	$142.7	$368.3	$5.3	$519.5
Comprehensive income:
Net income						73.7		73.7
Cumulative translation adjustment and other							25.0	25.0
Pension plan additional liability, net of tax of $0.6 million							.9	.9

Comprehensive income								99.6

Initial impact upon adoption of FAS 158, net of tax of ($3.8m)							(5.8)	(5.8)
Shares of Class A Common Stock issued upon the exercise of stock options	106,499	—			1.9			1.9
Tax benefit for stock options exercised					1.4			1.4
Stock-based compensation					3.0			3.0
Shares of Class B Common Stock converted to Class A Common Stock	50,000	—	(50,000)	—				—
Issuance of shares of restricted Class A Common Stock	59,008	—			—			—
Net change in restricted stock units	68,394	—			.8			.8
Shares of Class A Common Stock issued in Stock Offering, net of offering costs of $11.4 million	5,750,000.6				218.0			218.6
Common Stock dividends						(12.4)		(12.4)

Balance at December 31, 2006	31,239,111	$3.1	7,293,880	$.7	$367.8	$429.6	$25.4	$826.6
Comprehensive income:
Net income						77.4		77.4
Cumulative translation adjustment and other							39.1	39.1
Pension plan gain arising during the year, net of tax of $3.0 million							4.2	4.2

Comprehensive income								120.7

Impact upon adoption of measurement date provisions of FAS158						(.8)		(.8)
Shares of Class A Common Stock issued upon the exercise of stock options	66,658	—			1.1			1.1
Tax benefit for stock awards exercised					1.0			1.0
Stock-based compensation					6.0			6.0
Issuance of shares of restricted Class A Common Stock	58,726	—			—			—
Net change in restricted stock units	109,977	—			1.7			1.7
Repurchase and retirement of Class A Common Stock	(874,416)	—				(25.2)		(25.2)
Common Stock dividends						(15.6)		(15.6)

Balance at December 31, 2007	30,600,056	$3.1	7,293,880	$.7	$377.6	$465.4	$68.7	$915.5

The accompanying notes are an integral part of these consolidated financial statements.

Watts Water Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in millions)

	Years Ended December 31,
	2007	2006	2005
OPERATING ACTIVITIES
Net income	$77.4	$73.7	$54.6
Less: loss from discontinued operations	(.2)	(3.4)	(.4)

Income from continuing operations	77.6	77.1	55.0
Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
Depreciation	28.9	26.7	23.5
Amortization	10.5	8.6	2.6
(Gain) loss on disposal and impairment of property, plant and equipment and other	2.0	(8.3)	.6
Stock-based compensation	6.0	3.0	—
Deferred income tax benefit	(8.2)	(2.1)	(1.3)
Changes in operating assets and liabilities, net of effects from business acquisitions and divestures:
Accounts receivable	6.5	(17.0)	(16.5)
Inventories	(8.1)	(37.3)	(20.3)
Prepaid expenses and other assets	(1.2)	2.0	(4.1)
Accounts payable, accrued expenses and other liabilities	(22.3)	30.3	13.6

Net cash provided by continuing operations	91.7	83.0	53.1

INVESTING ACTIVITIES
Additions to property, plant and equipment	(37.8)	(44.7)	(18.6)
Proceeds from the sale of property, plant and equipment	.6	31.9	.7
Investments in securities	(27.5)	(11.8)	—
Proceeds from sale of securities	.4	—	26.6
Increase in other assets	(.5)	(1.2)	(.5)
Business acquisitions, net of cash acquired	(22.6)	(93.4)	(191.4)

Net cash used in investing activities	(87.4)	(119.2)	(183.2)

FINANCING ACTIVITIES
Proceeds from long-term debt	43.8	356.6	161.5
Payments of long-term debt	(71.5)	(228.3)	(42.0)
Payment of capital leases	(1.7)	(4.1)	—
Proceeds from share transactions under employee stock plans	1.1	1.9	1.8
Tax benefit of stock awards exercised	1.0	1.4	.9
Debt issue costs	—	(2.4)	—
Proceeds from stock offering, net	—	218.6	—
Payments to repurchase common stock	(23.6)	—	—
Dividends	(15.6)	(12.4)	(10.5)

Net cash provided by (used in) financing activities	(66.5)	331.3	111.7

Effect of exchange rate changes on cash and cash equivalents	9.4	1.2	(.6)
Net cash provided by (used in) operating activities of discontinued operations	.1	.9	(1.1)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(52.7)	297.2	(20.1)
Cash and cash equivalents at beginning of year	343.0	45.8	65.9

CASH AND CASH EQUIVALENTS AT END OF YEAR	$290.3	$343.0	$45.8

NON CASH INVESTING AND FINANCING ACTIVITIES
Fair value of assets acquired and liabilities assumed from the acquisition of businesses	$3.8	$4.0	$—

Acquisitions of property, plant and equipment under capital lease	$1.4	$16.0	$—

Issuance of stock under management stock purchase plan	$1.7	$.8	$1.2

Liability for shares repurchased	$1.4	$—	$—

Retirement of variable rate demand bonds with cash collateral	$—	$(8.9)	$8.9

CASH PAID FOR:
Interest	$27.1	$21.7	$9.5

Taxes	$48.0	$35.3	$30.7

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

Investment Securities

        Investment securities at December 31, 2007 and 2006 consisted of auction rate certificates whose underlying investments were in AAA rated municipal bonds. The certificates are bought and sold at auction with reset dates of up to 35 days. The certificates were purchased at par value, which approximates market value at December 31, 2007 and 2006. The Company classifies its debt securities as available for sale.

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

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(2) Accounting Policies (Continued)

are developed in certain regions utilizing historical trends of sales and returns and allowances to derive a reserve for returns and allowances.

Concentration of Credit

        The Company sells products to a diversified customer base and, therefore, has no significant concentrations of credit risk, except that approximately 10.0% and 10.7% of the Company's total sales in 2006 and 2005, respectively, were to one customer. These sales were transacted within the North America geographic segment. In 2007, no one customer accounted for 10.0% or more of the Company's total sales.

Inventories

        Inventories are stated at the lower of cost (using primarily the first-in, first-out method) or market. Market value is determined by replacement cost or net realizable value. Historical experience is used as the basis for determining the reserve for excess or obsolete inventories.

Goodwill and Other Intangible Assets

        Goodwill is recorded when the consideration paid for acquisitions exceeds the fair value of net tangible and intangible assets acquired. Goodwill and other intangible assets with indefinite useful lives are not amortized, but rather are tested annually for impairment. The test was performed as of October 28, 2007.

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

        Intangible assets with estimable lives and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with Financial Accounting Standards Board Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). Recoverability of intangible assets with estimable lives and other long-lived assets is measured by a comparison of the carrying amount of an asset or asset group to future net undiscounted pretax cash flows expected to be generated by the asset or asset group. If these comparisons indicate that an asset is not recoverable, the impairment loss recognized is the amount by which the carrying amount of the asset or asset group exceeds the related estimated fair value. Estimated fair value is based on either discounted future pretax operating cash flows or appraised values, depending on the nature of the asset. The Company determines the discount rate for this analysis based on the expected internal rate of return for the related business and does not allocate interest charges to the asset or asset group being measured. Judgment is required to estimate future operating cash flows.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(2) Accounting Policies (Continued)

        The changes in the carrying amount of goodwill are as follows:

	North America	Europe	China	Total
	(in millions)
Carrying amount at December 31, 2005	$193.6	$97.4	$5.6	$296.6
Goodwill acquired during the period	—	37.2	3.4	40.6
Adjustments to goodwill during the period	5.3	—	—	5.3
Effect of change in exchange rates used for translation	—	13.3	.3	13.6

Carrying amount at December 31, 2006	$198.9	$147.9	$9.3	$356.1
Goodwill acquired during the period	7.6	—	—	7.6
Adjustments to goodwill during the period	3.8	1.1	2.4	7.3
Effect of change in exchange rates used for translation	.7	13.4	.7	14.8

Carrying amount at December 31, 2007	$211.0	$162.4	$12.4	$385.8

        The adjustments to North American goodwill during the year ended December 31, 2007 relate to an accrual of approximately $3.8 million in earn-out provisions. The adjustment to European goodwill during the year ended December 31, 2007 includes the finalization of the ATS Expansion Group purchase price allocation. ATS Expansion Group was acquired in May 2006. The adjustment to China goodwill during the year ended December 31, 2007 includes the finalization of the Changsha Valve Works purchase price allocation. Changsha Valve Works was acquired in April 2006.

        The adjustments to North American goodwill during the year ended December 31, 2006 relate to an accrual of approximately $4.0 million in earn-out provisions and in 2006 includes the finalization of the Dormont Manufacturing Company and Core Industries Inc. purchase price allocations. Dormont Manufacturing Company and Core Industries Inc. were acquired in December 2005.

        Other intangible assets include the following and are presented in "Other Assets: Other, net", in the Consolidated Balance Sheets:

	December 31,
	2007		2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in millions)
Patents	$13.8	$(6.1)	$13.2	$(5.3)
Customer relationships	70.0	(14.3)	65.3	(7.5)
Technology	7.5	(2.3)	7.5	(1.2)
Other	19.0	(5.8)	15.3	(4.0)

Total amortizable intangible assets	110.3	(28.5)	101.3	(18.0)

Intangible assets not subject to amortization	52.2	—	50.5	—

Total	$162.5	$(28.5)	$151.8	$(18.0)

        Aggregate amortization expense for amortized other intangible assets for the years ended December 31, 2007, 2006 and 2005 was $10.5 million, $8.6 million and $2.6 million, respectively. Additionally, future amortization expense on amortizable intangible assets approximates $9.3 million for 2008, $9.0 million for 2009, $8.9 million for 2010, $8.3 million for 2011 and $6.9 million for 2012.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(2) Accounting Policies (Continued)

Amortization expense is provided on a straight-line basis over the estimated useful lives of the intangible assets. The weighted-average remaining life of total amortizable intangible assets is 10.8 years. Patents, customer relationships, technology and other amortizable intangibles have weighted-average remaining lives of 9.2 years, 9.4 years, 6.4 years and 19.2 years, respectively. Intangible assets not subject to amortization primarily include trademarks and unpatented technology.

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

        On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48). The purpose of FIN 48 is to increase the comparability in financial reporting of income taxes. FIN 48 requires that in order for a tax benefit to be booked in the income statement, the item in question must meet the more-likely-than-not (greater than 50% likelihood of being sustained upon examination by the taxing authorities) threshold. The adoption of FIN 48 did not have a material effect on the Company's financial statements. No cumulative effect was booked through beginning retained earnings.

        As of the adoption date, the Company had gross unrecognized tax benefits of approximately $4.8 million, of which approximately $4.2 million, if recognized, would affect the effective tax rate. The difference between the amount of unrecognized tax benefits and the amount that would impact the effective tax rate consists of the federal tax benefit of state income tax items. During 2007, the Company reduced its unrecognized tax benefits by approximately $0.6 million for a tax issue in Italy. As a result of the conclusion of state income tax audits, it is reasonably possible that the total amount of unrecognized tax benefits will change in the next twelve months. The Company estimates that it is reasonably possible that approximately $0.5 million of the currently remaining unrecognized tax benefit may be recognized by the end of 2008 as a result of the conclusion of the state income tax audits. Notwithstanding, the Company does not expect any further significant changes in the amounts of unrecognized tax benefits within the next twelve months.

        As of December 31, 2007, the Company had gross unrecognized tax benefits of approximately $3.7 million, of which approximately $3.2 million, if recognized, would affect the effective tax rate. The difference between the amount of unrecognized tax benefits and the amount that would impact the

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(2) Accounting Policies (Continued)

effective tax rate consists of the federal tax benefit of state income tax items. A reconciliation of the beginning and ending amount of unrecognized tax benefits and a separate analysis of accrued interest related to the unrecognized tax benefits is as follows:

(in millions)
Balance as of January 1, 2007	$4.8
Increases related to prior year tax provisions	1.1
Decreases related to prior year tax provisions	(1.6)
Increases related to current year tax positions	.2
Settlements	(.8)

Balance as of December 31, 2007	$3.7

        Accrued interest related to unrecognized tax benefits:

(in millions)
Balance as of January 1, 2007	$.6
Increases	.4
Decreases	—

Balance as of December 31, 2007	$1.0

        The Company was under audit by the Internal Revenue Service for the 2003 and 2004 tax years. The audit was completed in February 2008 and resulted in no significant adjustments. The Company conducts business in a variety of locations throughout the world resulting in tax filings in numerous domestic and foreign jurisdictions. The Company is subject to tax examinations regularly as part of the normal course of business. The Company's major jurisdictions are the U.S., Canada, China, Netherlands, U.K., Germany, Italy and France. With few exceptions the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2002.

        The Company accounts for interest and penalties related to uncertain tax positions as a component of income tax expense.

        Several tax years remain subject to examination by major jurisdictions. Years that remain open to examination with respect to U.S. federal taxes are 2005-2006. The Company is currently under audit by the Commonwealth of Massachusetts for 2001-2003. Upon conclusion of that audit, 2004-2006 will remain open. Years that remain open to examination in Canada are 2003-2006. Years that remain open to examination for major European countries include the United Kingdom 2002-2006, Germany 2005-2006, Italy 2002-2006, France 2005-2006 and the Netherlands 2002-2006.

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

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(2) Accounting Policies (Continued)

it does not provide for such taxes on undistributed earnings of foreign subsidiaries. Gains and losses from foreign currency transactions of these subsidiaries are included in net earnings.

Stock-Based Compensation

        Effective January 1, 2006, the Company adopted Financial Accounting Standards Board Statement No. 123R, "Share-Based Payment" (FAS 123R) utilizing the "modified prospective" method as described in FAS 123R. Under the "modified prospective" method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date. In accordance with FAS 123R, prior period amounts were not restated. FAS 123R also requires the excess tax benefits associated with these share-based payments to be classified as financing activities in the Statements of Consolidated Cash Flows, rather than as operating cash flows as required under previous regulations.

        At December 31, 2007, the Company had three stock-based compensation plans with total unrecognized compensation costs related to unvested stock-based compensation arrangements of approximately $9.5 million and a total weighted average remaining term of 2.3 years. For 2007 and 2006, the Company recognized compensation costs related to stock-based programs of approximately $6.0 million and $3.0 million, respectively, in selling, general and administrative expenses. The Company recorded approximately $0.7 million and $0.4 million of tax benefit during 2007 and 2006, respectively, for the compensation expense relating to its stock options. For 2007 and 2006, the Company recorded approximately $1.3 million and $0.6 million, respectively, of tax benefit for its other stock-based plans. For 2007 and 2006, the recognition of total stock-based compensation expense impacted both basic net income per common share and diluted net income per common share by $0.10 and $0.06, respectively.

        Prior to the effective date, the stock-based compensation plans were accounted for under Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Pro-forma information regarding the impact of total stock-based compensation on net income and income per share for prior periods is required by FAS 123R.

        Such pro-forma information, determined as if the Company had accounted for its employee stock options and restricted stock units (RSUs) under the fair value method to measure stock-based compensation as required under the disclosure provisions of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" (FAS 123) as amended by Financial Accounting Standards Board Statement No. 148 "Accounting for Stock-Based Compensation Transition

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(2) Accounting Policies (Continued)

and Disclosure" (FAS 148) during 2005, is illustrated in the following tables (Amounts in millions, except per share information):

Year Ended December 31, 2005
Net income, as reported	$54.6
Add: Stock-based employee compensation expense from the Management Stock Purchase Plan included in reported net income, net of tax	.5
Deduct: Stock-based employee expense determined under the fair value method, net of tax:
Restricted stock units (Management Stock Purchase Plan)	(.6)
Employee stock options	(1.1)

Pro forma net income	$53.4

Earnings per share:
Basic—as reported	$1.68
Basic—pro forma	$1.64
Diluted—as reported	$1.66
Diluted—pro forma	$1.62

Net Income Per Common Share

        Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding. The calculation of diluted income per share assumes the conversion of all dilutive securities (see Note 13).

        Net income and number of shares used to compute net income per share, basic and assuming full dilution, are reconciled below:

	Years Ended December 31,
	2007			2006			2005
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(Amounts in millions, except per share information)
Basic EPS	$77.4	38.6	$2.00	$73.7	33.3	$2.21	$54.6	32.5	$1.68
Dilutive securities principally common stock options	—	.4	(.01)	—	.4	(.02)	—	.5	(.02)

Diluted EPS	$77.4	39.0	$1.99	$73.7	33.7	$2.19	$54.6	33.0	$1.66

        The computation of diluted net income per share for the year ended December 31, 2007 excludes the effect of the potential exercise of options to purchase approximately 0.5 million shares, because the exercise price of the option was greater than the average market price of the Class A Common Stock, as the effect would have been anti-dilutive.

        During the period January 1, 2008 to February 22, 2008, the Company repurchased approximately 1.4 million shares of its Class A Common Stock.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(2) Accounting Policies (Continued)

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

        Using qualifying criteria defined in Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), derivative instruments are designated and accounted for as either a hedge of a recognized asset or liability (fair value hedge) or a hedge of a forecasted transaction (cash flow hedge). For a fair value hedge, both the effective and ineffective portions of the change in fair value of the derivative instrument, along with an adjustment to the carrying amount of the hedged item for fair value changes attributable to the hedged risk, are recognized in earnings. For a cash flow hedge, changes in the fair value of the derivative instrument that are highly effective are deferred in accumulated other comprehensive income or loss until the underlying hedged item is recognized in earnings.

        If a fair value or cash flow hedge were to cease to qualify for hedge accounting or be terminated, it would continue to be carried on the balance sheet at fair value until settled, but hedge accounting would be discontinued prospectively. If a forecasted transaction was no longer probable of occurring, amounts previously deferred in accumulated other comprehensive income would be recognized immediately in earnings. On occasion, the Company may enter into a derivative instrument that does not qualify for hedge accounting because it is entered into to offset changes in the fair value of an underlying transaction which is required to be recognized in earnings (natural hedge). These instruments are reflected in the Consolidated Balance Sheets at fair value with changes in fair value recognized in earnings.

        Certain forecasted transactions, primarily intercompany sales between the United States and Canada, and assets are exposed to foreign currency risk. The Company monitors its foreign currency exposures on an ongoing basis to maximize the overall effectiveness of its foreign currency hedge positions. During 2007 and 2006, the Company used foreign currency forward contracts as a means of hedging exposure to foreign currency risks. The Company's foreign currency forwards did not qualify as a cash flow hedge under the criteria of FAS 133.

        Portions of the Company's outstanding debt are exposed to interest rate risks. The Company monitors its interest rate exposures on an ongoing basis to maximize the overall effectiveness of its interest rates. During 2006, the Company used an interest rate swap as a means of hedging exposure to interest rate risks (see Note 11). The Company's interest rate swap did not qualify as a cash flow hedge under the criteria of FAS 133.

Shipping and Handling

        Shipping and handling costs included in selling, general and administrative expense amounted to $39.1 million, $37.3 million and $28.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(2) Accounting Policies (Continued)

Research and Development

        Research and development costs included in selling, general, and administrative expense amounted to $15.1 million, $12.7 million and $11.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Revenue Recognition

        The Company recognizes revenue when all of the following criteria have been met: the Company has entered into a binding agreement, the product has been shipped and title passes, the sales price to the customer is fixed or is determinable, and collectability is reasonably assured. Provisions for estimated returns and allowances are made at the time of sale, and are recorded as a reduction of sales and included in the allowance for doubtful accounts in the Consolidated Balance Sheets. The Company records provisions for sales incentives (primarily volume rebates), as an adjustment to net sales in accordance with the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) Issue 00-14, "Accounting for Certain Sales Incentives" (EITF 00-14) and EITF Issue No 01-9, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products".

Basis of Presentation

        Certain amounts for 2006 and 2005 have been reclassified to permit comparison with the 2007 presentation.

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

New Accounting Standards

        In December 2007, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards Board Statement (FAS) No. 141 (R), "Business Combinations," (FAS 141R), which requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at "full fair value." Under FAS 141R, all business combinations will be accounted for under the acquisition method. Significant changes, among others, from current guidance resulting from FAS 141R includes the requirement that contingent assets and liabilities and contingent consideration shall be recorded at estimated fair value as of the acquisition date, with any subsequent changes in fair value charged or credited to earnings. Further, acquisition-related costs will be expensed rather than treated as part of the acquisition. FAS 141R is effective for periods beginning on or after December 15, 2008. The Company expects the adoption of FAS 141R will increase costs charged to its operations.

        In December 2007, the FASB issued FAS No. 160, "Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB NO. 151," (FAS 160), which requires non-controlling interests (previously referred to as minority interest) to be treated as a separate component of equity, not as a liability as is current practice. FAS 160 applies to non-controlling interests and transactions with non-controlling interest holders in consolidated financial statements. FAS 160 is effective for

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(2) Accounting Policies (Continued)

periods beginning on or after December 15, 2008. The Company is currently evaluating the effect that FAS 160 will have on its consolidated financial statements.

        In February 2007, the FASB issued FAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—including an Amendment to FAS No. 115," (FAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged. The Company does not expect to measure its financial instruments at fair value and therefore does not expect the adoption of FAS 159 to have a material impact on its consolidated financial statements.

        In September 2006, the FASB issued FAS No. 157, "Fair Value Measurements" (FAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. For financial assets and liabilities, FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. For nonfinancial assets and liabilities, FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. Earlier application is encouraged provided that the reporting company has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company does not expect the adoption of FAS 157 will have a material impact on its consolidated financial statements.

        In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements" (SAB 108), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company adopted the provisions of SAB 108 for fiscal year 2006 and the impact of SAB 108 was not material to its consolidated financial statements.

        In September 2006, the FASB issued FAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)," (FAS 158), which requires an employer to: (a) recognize in its statement of financial position an asset for a plan's overfunded status or a liability for a plan's underfunded status; (b) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year; and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes are reported in other comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006 for companies with publicly traded equity securities. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008, although earlier adoption is permitted. As a result of the requirement to recognize the funded status of the Company benefit plans as of December 31, 2006, the Company recorded an increase in its pension liability of approximately $8.3 million, a decrease of approximately $1.3 million in other assets: other, net and a decrease in accumulated other comprehensive income of approximately $5.8 million, net of tax. The Company has early-adopted the measurement date provisions of FAS 158 effective January 1, 2007. The Company's pension plans previously used a September 30 measurement date. All plans are now measured as of December 31, consistent with the Company's fiscal year end.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(2) Accounting Policies (Continued)

The non-cash effect of the adoption of the measurement date provisions of FAS 158 was not material and there was no effect on the Company's results of operations.

        In July 2006, the FASB issued Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, based on the technical merits. This interpretation also provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 for fiscal year 2007 and the impact was not material to its consolidated financial statements.

        In March 2006, the FASB issued FAS No. 156 "Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140," (FAS 156). FAS 156 amends FAS Statement No.140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities. FAS 156 addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting. The Company adopted the provisions of FAS 156 for fiscal year 2007 and the impact was not material to its consolidated financial statements.

        In February 2006, the FASB issued FAS No. 155 "Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140" (FAS 155). FAS 155 amends FAS 133, "Accounting for Derivatives and Hedging Activities," and FAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and allows an entity to remeasure at fair value a hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation from the host, if the holder irrevocably elects to account for the whole instrument on a fair value basis. Subsequent changes in the fair value of the instrument would be recognized in earnings. The Company adopted the provisions of FAS 155 for fiscal year 2007 and the impact was not material to its consolidated financial statements.

        In May 2005, the FASB issued FAS No. 154, "Accounting Changes and Error Correction Replacement of APB Opinion No. 20 and FASB Statement No. 3" (FAS 154). FAS 154 replaces APB Opinion No. 20, "Accounting Changes" (APB 20), and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principles be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle. FAS 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used. FAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. The impact was not material to its consolidated financial statements.

        In December 2004, the FASB issued FAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" (FAS 153). The amendments made by FAS 153 are based on the principle that exchanges of nonmonetary assets should

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(2) Accounting Policies (Continued)

be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this statement were applied prospectively and the impact was not material to the Company's consolidated financial statements.

        In November 2004, the FASB issued FAS No. 151, "Inventory Costs" (FAS 151). FAS 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for inventory costs. The provisions of this statement are effective for fiscal years beginning after June 15, 2005. The impact was not material to the Company's consolidated financial statements.

(3) Discontinued Operations

        In September 1996, the Company divested its Municipal Water Group businesses, which included Henry Pratt, James Jones Company and Edward Barber and Company Ltd. Costs and expenses related to the Municipal Water Group relate to legal and settlement costs associated with the James Jones Litigation (see Note 15).

        Condensed operating statements and balance sheets for discontinued operations are summarized below:

	Years Ended December 31,
	2007	2006	2005
	(in millions)
Costs and expenses—Municipal Water Group	$(.4)	$(5.5)	$(.7)

Loss before income taxes	(.4)	(5.5)	(.7)
Income tax benefit	.2	2.1	.3

Loss from discontinued operations, net of taxes	$(.2)	$(3.4)	$(.4)

	December 31,
	2007	2006
	(in millions)
Prepaid expenses and other assets	$(.3)	$.3
Deferred income taxes	10.7	9.8

Assets of discontinued operations	$10.4	$10.1

Accrued expenses and other liabilities	$28.6	$27.9

Liabilities of discontinued operations	$28.6	$27.9

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

        The assets and liabilities for 2007 and 2006 primarily relate to reserves for the James Jones Litigation. Statements of Cash Flows amounts for 2007, 2006 and 2005 relate to operating activities.

(4) Restructuring and Other (Income) Charges

        During 2007, the Company undertook a review of certain product lines and its overall manufacturing capacity. Based on that review, the Company initiated a global restructuring program that was approved by the Company's Board of Directors on October 30, 2007. The Company is also discontinuing certain product lines. This program is expected to include the shutdown of five manufacturing facilities and the rightsizing of a sixth facility, including the relocation of its joint venture facility in China that was previously disclosed. The restructuring program and charges for certain product line discontinuances will include pre-tax charges totaling approximately $12.9 million. Charges are primarily for severance ($4.3 million), relocation costs ($2.8 million) and other asset write-downs and expected net losses on asset disposals ($2.0 million) and will result in the elimination of approximately 330 positions worldwide. The product lines that were discontinued and accelerated depreciation resulted in a pre-tax charge of $4.3 million during 2007. Total net after-tax charges for this program are expected to be approximately $9.4 million ($4.4 million non-cash), with costs being incurred through early 2010. The Company expects to spend approximately $13.4 million in capital expenditures to consolidate operations and will fund approximately $8.0 million of this amount through proceeds from the sale of buildings and other assets being disposed of as part of the restructuring program. Annual cash savings, net of tax, are estimated to be $4.5 million, which will be fully realized by the second half of 2009.

        The following table presents the total estimated pre-tax charges to be incurred for the global restructuring program and product line discontinuances initiated in 2007 by the Company's reportable segments:

Reportable Segment	(in millions)
North America	$5.7
Europe	3.9
China	3.3

Total	$12.9

        For 2007, the Company recorded pre-tax charges of approximately $7.5 million. Pre-tax costs of $4.3 million recorded in costs of goods sold were primarily for product line discontinuances. Pre-tax costs of $3.2 million recorded in restructuring and other charges were primarily for asset write-downs related to the Company's wholly owned Chinese manufacturing plants, accelerated depreciation related to the Company's relocation of its 60% owned Chinese joint venture and severance costs in both China and North America. The Company also recognized income of $0.9 million in minority interest representing the 40% liability of its Chinese joint venture partner in the restructuring plan.

        For 2006, the Company recorded charges of $4.7 million in costs of goods sold primarily for manufacturing severance costs related to the Company's relocation plan for its 60% owned Chinese joint venture. The Company recorded income of $5.6 million to restructuring and other (income) charges which is primarily comprised of gains of approximately $8.2 million related to the sales of buildings in Italy, partially offset by charges of approximately $2.2 million for severance costs related to the Company's European restructuring plans and approximately $0.4 million for accelerated amortization related to the Company's Chinese restructuring plan. The Company also recognized income of $1.5 million in minority interest representing the 40% liability of its Chinese joint venture partner in the TWT restructuring plan.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(4) Restructuring and Other (Income) Charges (Continued)

        For 2005, Company recorded charges, net of recoveries, of $2.5 million. The expenses incurred were primarily for accelerated depreciation for both the planned closure of a U.S. manufacturing plant and a reduction in the estimated useful lives of certain manufacturing equipment, net of recoveries and for European severance related charges and asset write-downs.

        With respect to the table below, restructuring costs consist primarily of severance costs. In 2007 and 2005, severance costs were recorded in restructuring and other charges (income) and, in 2006, were recorded in cost of goods sold. Asset write-downs consist primarily of write-offs of fixed assets and accelerated depreciation. Product line discontinuances consist of inventory write-offs related to product lines the Company has discontinued and are recorded in cost of goods sold. Other costs consist of gains on sales of buildings in 2006 and of removal and shipping costs associated with relocation of manufacturing equipment in 2007 and 2005.

        Details of the Company's manufacturing restructuring plans through December 31, 2007 are as follows:

	Restructuring	Asset Write-downs	Product line discontinuance	Other Costs	Minority Interest	Total
	(in millions)
Balance as of December 31, 2004	$—	$—	$—	$—	$—	$—
Provisions during 2005	.7	1.4	—	.4	—	2.5
Utilized during 2005	(.7)	(1.4)	—	(.4)	—	(2.5)

Balance as of December 31, 2005	—	—	—	—	—	—

Provisions during 2006	6.7	.5	—	(8.2)	(1.5)	(2.5)
Utilized during 2006	(2.5)	(.5)	—	8.2	1.5	6.7

Balance as of December 31, 2006	4.2	—	—	—	—	4.2

Provisions during 2007	.8	2.8	3.8	.1	(.9)	6.6
Utilized during 2007	(2.6)	(2.8)	(3.8)	(.1)	.9	(8.4)

Balance as of December 31, 2007	$2.4	$—	$—	$—	$—	$2.4

(5) Business Acquisitions

        The following acquisition was accounted for by the purchase method of accounting and, accordingly, the results have been included in the Company's consolidated results of operation since the date of acquisition.

        On November 9, 2007, the Company acquired the assets and business of Topway Global Inc. (Topway) located in Brea, California for approximately $18.4 million, of which $0.3 million of transaction costs remain to be paid. The preliminary allocations for goodwill and intangible assets are approximately $7.6 million and $8.2 million, respectively. The amount recorded as intangible assets is primarily for customer relationships with an estimated useful life of 10 years and trade names with indefinite lives. Topway manufactures a wide variety of water softeners, point-of-entry filter units, and point-of-use drinking water systems for residential, commercial and industrial applications. The purchase price allocation for Topway is preliminary pending the final determination of the fair values of certain assumed assets and liabilities.

        Certain acquisition agreements from prior years contain either an earn-out provision or a put feature on the remaining common stock not yet purchased by the Company. In 2007, the Company

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(5) Business Acquisitions (Continued)

accrued approximately $3.8 million in earn-out provisions which were charged to goodwill and will be paid in 2008. In 2006, the Company accrued approximately $4.0 million in earn-out provisions which were charged to goodwill and paid in 2007. During 2005, the Company charged to operations approximately $1.5 million in earn-out costs from a prior year acquisition, which were also paid in 2005. The calculations are typically based on a multiple of future gross margins or operating earnings as defined in the agreements. All future earn-outs payments, if any, will be accounted for as additional purchase price.

(6) Accumulated Other Comprehensive Income (Loss)

        Accumulated other comprehensive income (loss) consist of the following:

	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income
	(in millions)
Balance December 31, 2005	$13.1	$(7.8)	$5.3
Change in period	25.0	(4.9)	20.1

Balance December 31, 2006	38.1	(12.7)	25.4
Change in period	39.1	4.2	43.3

Balance December 31, 2007	$77.2	$(8.5)	$68.7

(7) Inventories, net

        Inventories consist of the following:

	December 31,
	2007	2006
	(in millions)
Raw materials	$108.9	$103.6
Work in process	45.7	39.6
Finished goods	187.0	173.2

	$341.6	$316.4

        Finished goods of $20.3 million and $18.3 million as of December 31, 2007 and 2006, respectively, were consigned.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(8) Property, Plant and Equipment

        Property, plant and equipment consists of the following:

	December 31,
	2007	2006
	(in millions)
Land	$13.7	$12.5
Buildings and improvements	132.6	124.3
Machinery and equipment	270.5	247.4
Construction in progress	20.6	7.7

	437.4	391.9
Accumulated depreciation	(213.7)	(185.7)

	$223.7	$206.2

(9) Income Taxes

        The significant components of the Company's deferred income tax liabilities and assets are as follows:

	December 31,
	2007	2006
	(in millions)
Deferred income tax liabilities:
Excess tax over book depreciation	$15.3	$16.0
Intangibles	23.5	18.8
Other	12.4	11.1

Total deferred tax liabilities	51.2	45.9
Deferred income tax assets:
Accrued expenses	22.0	17.0
Net operating loss carry-forward	3.2	3.4
Inventory reserves	13.7	8.0
Other	10.7	9.7

Total deferred tax assets	49.6	38.1
Less: valuation allowance	(3.2)	—

Net deferred tax assets	46.4	38.1

Net deferred tax liabilities	$(4.8)	$(7.8)

        The provision for income taxes from continuing operations is based on the following pre-tax income:

	Years Ended December 31,
	2007	2006	2005
	(in millions)
Domestic	$47.6	$49.6	$46.4
Foreign	66.2	66.5	39.4

	$113.8	$116.1	$85.8

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(9) Income Taxes (Continued)

        The provision for income taxes from continuing operations consists of the following:

	Years Ended December 31,
	2007	2006	2005
	(in millions)
Current tax expense:
Federal	$19.2	$18.0	$15.2
Foreign	20.4	20.5	14.0
State	4.8	4.1	3.5

	44.4	42.6	32.7

Deferred tax expense (benefit):
Federal	(5.7)	(1.7)	(1.0)
Foreign	(1.2)	(1.5)	(.7)
State	(1.3)	(.4)	(.2)

	(8.2)	(3.6)	(1.9)

	$36.2	$39.0	$30.8

        Actual income taxes reported from continuing operations are different than would have been computed by applying the federal statutory tax rate to income from continuing operations before income taxes. The reasons for this difference are as follows:

	Years Ended December 31,
	2007	2006	2005
	(in millions)
Computed expected federal income expense	$39.8	$40.6	$30.0
State income taxes, net of federal tax benefit	2.3	2.4	2.1
Foreign tax rate differential	(7.2)	(4.4)	(.5)
Valuation allowance	3.2	—	—
Other, net	(1.9)	.4	(.8)

	$36.2	$39.0	$30.8

        At December 31, 2007, the Company has foreign net operating loss carry forwards of $16.9 million for income tax purposes. All of the net operating losses are foreign losses. $7.0 million of the losses can be carried forward indefinitely and $4.8 million of the losses expires in 2013 and $5.1 million of the losses expire in 2016. The net operating losses consist of $5.5 million related to German operations, $1.5 million to Austrian operations, $5.1 million to Netherlands operations and $4.8 million related to Chinese operations.

        The Company has a valuation allowance of $3.2 million related to its deferred tax assets at its Chinese joint venture.

        The Company believes that it is more likely than not that it will be able to recover the net deferred tax assets.

        Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $251.6 million, $168.9 million and $163.1 million at December 31, 2007, 2006 and 2005, respectively.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(9) Income Taxes (Continued)

Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been recorded thereon. Upon distribution of those earnings, in the form of dividends or otherwise, the Company will be subject to withholding taxes payable to the various foreign countries. Determination of the amount of U.S. income tax liability that would be incurred is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce some portion of any U.S. income tax liability. Withholding taxes of approximately $5.4 million would be payable upon remittance of all previously unremitted earnings at December 31, 2007.

(10) Accrued Expenses and Other Liabilities

        Accrued expenses and other liabilities consist of the following:

	December 31,
	2007	2006
	(in millions)
Commissions and sales incentives payable	$42.6	$37.0
Accrued insurance	26.1	15.0
Other	38.5	39.3
Income taxes payable	6.4	9.1

	$113.6	$100.4

(11) Financing Arrangements

        Long-term debt consists of the following:

	December 31,
	2007	2006
	(in millions)
5.85% notes due April 2016	$225.0	$225.0
4.87% notes due May 2010	50.0	50.0
5.47% notes due May 2013	75.0	75.0
$350.0 million Revolving Credit Facility maturing in April 2011. Eurocurrency rate loans interest accruing at LIBOR or Euro LIBOR plus an applicable percentage (Euro LIBOR at 4.7% and 3.6% at December 31, 2007 and 2006, respectively) At December 31, 2007, $81.8 million was for euro based borrowings and there were no outstanding U.S. borrowings. At December 31, 2006, $91.1 million were for euro based borrowings and there were no outstanding U.S. borrowings	81.8	91.1
Other—consists primarily of European borrowings (at interest rates ranging from 3.3% to 8.5%)	1.7	8.1

	433.5	449.2
Less Current Maturities	1.3	7.5

	$432.2	$441.7

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(11) Financing Arrangements (Continued)

        Principal payments during each of the next five years and thereafter are due as follows (in millions): 2008—$1.3; 2009—$0.2; 2010—$50.2; 2011—$81.8; 2012—$0 and thereafter—$300.0.

        The Company maintains letters of credit that guarantee its performance or payment to third parties in accordance with specified terms and conditions. Amounts outstanding were approximately $45.0 million as of December 31, 2007 and $49.6 million as of December 31, 2006. The Company's letters of credit are primarily associated with insurance coverage and to a lesser extent foreign purchases. The Company's letters of credit generally expire within one year of issuance and are drawn down against the revolving credit facility. These instruments may exist or expire without being drawn down. Therefore, they do not necessarily represent future cash flow obligations.

        On April 27, 2006, the Company completed a private placement of $225.0 million of 5.85% senior unsecured notes due April 2016 (the 2006 Note Purchase Agreement). The 2006 Note Purchase Agreement includes operational and financial covenants, with which the Company is required to comply, including, among others, maintenance of certain financial ratios and restrictions on additional indebtedness, liens and dispositions. Events of default under the 2006 Note Purchase Agreement include failure to comply with its financial and operational covenants, as well as bankruptcy and other insolvency events. The Company may, at its option, upon notice to the noteholders, prepay at any time all or part of the Notes in an amount not less than $1 million by paying the principal amount plus a make-whole amount, which is dependent upon the yield of respective U.S. Treasury Securities. The Company used the net proceeds from the private placement to repay $147.0 million outstanding under its revolving credit facility. The balance of the net proceeds will be used to finance future acquisitions and for general corporate purposes. As of December 31, 2007, the Company was in compliance with all covenants related to the 2006 Note Purchase Agreement. The payment of interest on the senior unsecured notes is due semi-annually on April 30th and October 30th of each year. Additionally, the Company amended its 2003 Note Purchase Agreement to reflect the existence of the subsidiary guarantors and to substantially conform certain provisions of the 2003 Note Purchase Agreement to the 2006 Note Purchase Agreement.

        On April 27, 2006, the Company amended and restated its unsecured revolving credit facility with a syndicate of banks (as amended, the revolving credit facility). The revolving credit facility provides for multi-currency unsecured borrowings and stand-by letters of credit of up to $350.0 million and expires in April 2011. Borrowings outstanding under the revolving credit facility bear interest at a fluctuating rate per annum equal to an applicable percentage equal to (i) in the case of Eurocurrency rate loans, the British Bankers Association LIBOR rate plus an applicable percentage of 0.625%, which is determined by reference to the Company's consolidated leverage ratio and debt rating, or (ii) in the case of base rate loans and swing line loans, the higher of (a) the federal funds rate plus 0.5% and (b) the rate of interest in effect for such day as announced by Bank of America, N.A. as its "prime rate." For 2007, the average interest rate under the revolving credit facility for euro-based borrowings was approximately 4.6%. The revolving credit facility includes operational and financial covenants customary for facilities of this type, including, among others, restrictions on additional indebtedness, liens and investments and maintenance of certain leverage ratios. As of December 31, 2007, the Company was in compliance with all covenants related to the revolving credit facility; had $234.4 million of unused and potentially available credit under the revolving credit facility; had no U.S dollar denominated debt and $81.8 million of euro-based borrowings outstanding on its revolving credit facility; and had $33.8 million for stand-by letters of credit outstanding on its revolving credit facility.

        At the closing of the Dormont acquisition, Dormont had long-term debt outstanding of $8.9 million in the form of two series of taxable variable rate demand bonds (1998 Series with

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(11) Financing Arrangements (Continued)

$1.5 million outstanding and the 2000 Series with $7.4 million outstanding) which, due to the provisions of the trust agreements, could only be redeemed at dates subsequent to the closing. Each of these bonds was secured by a letter of credit from a bank, which maintained a security interest in the assets of Dormont. As a condition of the purchase and to gain the bank's consent to the sale of Dormont to the Company, Dormont's former owners were required to establish a cash collateral account for the bonds in an amount equal to the potential obligation of Dormont to the bank under the letter of credit reimbursement agreements. The entire obligation under the bonds approximates $9.1 million, which represents the $8.9 million in bond principal plus interest and related fees. At closing, a portion of the Dormont purchase price was placed in a cash collateral account as a guarantee of payment. The Company recorded this escrow deposit in prepaid expenses and other assets at December 31, 2005. The 1998 series bonds were repaid in full on January 17, 2006 and the 2000 series bonds were repaid in full on February 1, 2006 by the former owners using the cash collateral account.

        Effective July 1, 2005, the Company entered into a three-year interest rate swap with a counter party for a notional amount of €25.0 million, which was outstanding under the revolving credit facility. The Company swapped three-month EURIBOR plus 0.6% for a fixed rate of 3.02%. The change in the fair value of the swap during 2006 approximated $0.7 million and was recorded as a reduction of interest expense in 2006. The swap was terminated on October 3, 2006.

        On May 15, 2003, the Company completed a private placement of $125.0 million of senior unsecured notes consisting of $50.0 million principal amount of 4.87% senior notes due 2010 and $75.0 million principal amount of 5.47% senior notes due 2013. The payment of interest on the senior unsecured notes is due semi-annually on May 15th and November 15th of each year. The senior unsecured notes were issued by Watts Water Technologies, Inc. and are pari passu with the revolving credit facility, which is at the subsidiary level. The senior unsecured notes allow the Company to have (i) debt senior to the notes in an amount up to $150.0 million plus 5% of stockholders' equity and (ii) debt pari passu or junior to the senior unsecured notes to the extent the Company maintains compliance with a 2.00 to 1.00 fixed charge coverage ratio. The notes include a prepayment provision which might require a make-whole payment to the note holders. Such payment is dependent upon the level of the respective treasuries. The notes include other customary terms and conditions, including events of default.

(12) Common Stock

        The Class A Common Stock and Class B Common Stock have equal dividend and liquidation rights. Each share of the Company's Class A Common Stock is entitled to one vote on all matters submitted to stockholders and each share of Class B Common Stock is entitled to ten votes on all such matters. Shares of Class B Common Stock are convertible into shares of Class A Common Stock, on a one-to-one basis, at the option of the holder. As of December 31, 2007, the Company has reserved a total of 4,611,899 of Class A Common Stock for issuance under its stock-based compensation plans and 7,293,880 shares for conversion of Class B Common Stock to Class A Common Stock.

        In February 2007, the Company's Board of Directors adopted an amendment, which was subsequently approved by the Company's stockholders, to increase the number shares of Class A Common Stock available to be granted under the Company's Management Stock Purchase Plan from 1,000,000 shares to 2,000,000 shares.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(12) Common Stock (Continued)

        In November 2007, the Company announced that its Board of Directors had authorized a repurchase of up to 3,000,000 shares of its Class A Common Stock. As of December 31, 2007, the Company had repurchased 867,451 shares of stock for a total cost of $25.0 million.

(13) Stock-Based Compensation

        The Company maintains three stock incentive plans under which key employees and outside directors have been granted incentive stock options (ISOs) and nonqualified stock options (NSOs) to purchase the Company's Class A Common Stock. Only one plan, the 2004 Stock Incentive Plan, is currently available for the grant of new equity awards. Stock options granted under prior plans became exercisable over a five-year period at the rate of 20% per year and expire ten years after the date of grant. Under the 2004 Stock Incentive Plan, options become exercisable over a four-year period at the rate of 25% per year and expire ten years after the grant date. ISOs and NSOs granted under the plans may have exercise prices of not less than 100% and 50% of the fair market value of the Class A Common Stock on the date of grant, respectively. The Company's current practice is to grant all options at fair market value on the grant date. At December 31, 2007, 3,078,132 shares of Class A Common Stock were authorized for future grants of new equity awards under the Company's stock incentive plans.

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

  2004 Stock Incentive Plan

        At December 31, 2007, total unrecognized compensation cost related to the unvested stock options was approximately $4.4 million with a total weighted average remaining term of 2.6 years. For 2007 and 2006, the Company recognized compensation cost of $2.7 million and $1.4 million, respectively, in selling, general and administrative expenses.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(13) Stock-Based Compensation (Continued)

        The following is a summary of stock option activity and related information:

	Years Ended December 31,
	2007			2006		2005
	Options	Weighted Average Exercise Price	Intrinsic Value	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
	(Options in thousands)
Outstanding at beginning of year	1,140	$23.99		1,089	$21.70	1,000	$17.82
Granted	189	33.36		164	35.20	310	31.66
Cancelled/Forfeitures	(94)	31.08		(7)	34.16	(113)	21.49
Exercised	(67)	17.17		(106)	17.61	(108)	14.26

Outstanding at end of year	1,168	$25.32	$4.48	1,140	$23.99	1,089	$21.70

Exercisable at end of year	705	$21.42	$8.38	566	$19.13	422	$16.05

        As of December 31, 2007, the aggregate intrinsic values of outstanding and exercisable options were approximately $5.2 million and $5.9 million, respectively, representing the total pre-tax intrinsic value, based on the Company's closing Class A Common Stock price of $29.80 as of December 31, 2007 which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised for 2007 and 2006 was approximately $1.4 million and $2.2 million, respectively.

        Upon exercise of options, the Company issues shares of Class A Common Stock.

        The following table summarizes information about options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(options in thousands)
$10.56—$14.08	64	2.83	$11.17	64	$11.17
$14.09—$17.60	370	4.92	16.53	333	16.43
$24.64—$28.16	208	6.02	25.12	156	25.15
$31.68—$35.20	526	8.25	33.28	152	32.86

	1,168	6.50	$25.32	705	$21.42

        The fair value of each option granted under the 2004 Stock Incentive Plan is estimated on the date of grant, using the Black-Scholes-Merton Model, based on the following weighted average assumptions:

	Years Ended December 31,
	2007	2006	2005
Expected life (years)	5.8	5.8	5.8
Expected stock price volatility	37.2%	35.9%	36.2%
Expected dividend yield	1.2%	1.0%	1.0%
Risk-free interest rate	4.6%	4.9%	4.0%

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(13) Stock-Based Compensation (Continued)

        The risk-free interest rate is based upon the U.S. Treasury yield curve at the time of grant for the respective expected life of the option. The expected life (estimated period of time outstanding) of options and volatility were calculated using historical data. The expected dividend yield of stock is the Company's best estimate of the expected future dividend yield. The Company applied an estimated forfeiture rate of 15% for its stock options. These rates were calculated based upon historical activity and are an estimate of granted shares not expected to vest. If actual forfeitures differ from the expected rates, the Company may be required to make additional adjustments to compensation expense in future periods.

        The above assumptions were used to determine the weighted average grant-date fair value of stock options of $12.75, $13.50 and $11.54 for the years ending December 31, 2007, 2006 and 2005, respectively.

        The following is a summary of unvested restricted stock activity and related information:

	Years Ended December 31,
	2007		2006		2005
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Unvested at beginning of year	73	$33.62	27	$26.51	32	$25.05
Granted	74	33.21	60	35.27	6	32.05
Forfeitures	(15)	34.10	(1)	35.20	—	—
Vested	(43)	31.85	(13)	26.09	(11)	25.05

Unvested at end of year	89	$34.05	73	$33.62	27	$26.51

        The total fair value of shares vested during 2007, 2006 and 2005 was $1.4 million, $0.4 million and $0.3 million, respectively. At December 31, 2007, total unrecognized compensation cost related to unvested restricted stock was approximately $2.9 million with a total weighted average remaining term of 2.1 years. For 2007 and 2006, the Company recognized compensation costs of $1.6 million and $0.6 million, respectively, in selling, general and administrative expenses. The Company applied an estimated forfeiture rate of 10% for restricted stock issued to key employees. The aggregate intrinsic value of restricted stock granted and outstanding approximated $2.7 million representing the total pre-tax intrinsic value based on the Company's closing Class A Common Stock price of $29.80 as of December 31, 2007.

  Management Stock Purchase Plan

        Total unrecognized compensation cost related to unvested RSUs was approximately $2.2 million at December 31, 2007 with a total weighted average remaining term of 1.9 years. For 2007 and 2006 the Company recognized compensation cost of $1.7 million and $1.0 million, respectively, in selling, general and administrative expenses. Dividends declared for RSUs, that are paid to individuals, that remain unpaid at December 31, 2007 total approximately $0.2 million.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(13) Stock-Based Compensation (Continued)

        A summary of the Company's RSUs activity and related information for 2007 is shown in the following table:

	Years Ended December 31,
	2007			2006		2005
	RSUs	Weighted Average Purchase Price	Intrinsic Value	RSUs	Weighted Average Purchase Price	RSUs	Weighted Average Purchase Price
	(RSUs in thousands)
Outstanding at beginning of period	347	$19.00		328	$16.02	267	$12.27
Granted	160	25.73		87	23.34	120	22.28
Cancelled/Forfeitures	(31)	25.03		—	—	(17)	9.93
Settled	(110)	15.62		(68)	10.20	(42)	16.50

Outstanding at end of period	366	$22.45	$7.35	347	$19.00	328	$16.02

Vested at end of period	141	$18.98	$10.82	148	$15.64	120	$11.56

        As of December 31, 2007, the aggregate intrinsic values of outstanding and vested RSUs were approximately $2.7 million and $1.5 million, respectively, representing the total pre-tax intrinsic value, based on the Company's closing Class A Common Stock price of $29.80 as of December 31, 2007 which would have been received by the RSUs holders had all RSUs settled as of that date. The total intrinsic value of RSUs settled for 2007 and 2006 was approximately $2.5 million and $1.4 million, respectively. Upon settlement of RSUs, the Company issues shares of Class A Common Stock.

        The following table summarizes information about RSUs outstanding at December 31, 2007:

	RSUs Outstanding			RSUs Vested
Range of Purchase Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Purchase Price	Number Vested	Weighted Average Purchase Price
	(RSUs in thousands)
$7.04—$10.56	35	3.2	$9.54	35	$9.54
$14.08—$17.60	7	1.2	15.50	7	15.50
$21.12—$24.64	188.7		22.74	99	22.58
$24.65—$28.16	136	2.2	25.73	—	—

	366	1.5	$22.45	141	$18.98

        The fair value of each share issued under the Management Stock Purchase Plan is estimated on the date of grant, using the Black-Scholes-Merton Model, based on the following weighted average assumptions:

	Years Ended December 31,
	2007	2006	2005
Expected life (years)	3.0	3.0	3.0
Expected stock price volatility	35.3%	25.7%	26.0%
Expected dividend yield	1.0%	1.5%	1.4%
Risk-free interest rate	4.8%	4.5%	3.4%

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(13) Stock-Based Compensation (Continued)

        The risk-free interest rate is based upon the U.S. Treasury yield curve at the time of grant for the respective expected life of the RSU's. The expected life (estimated period of time outstanding) of RSU's and volatility were calculated using historical data. The expected dividend yield of stock is the Company's best estimate of the expected future dividend yield. The Company applied an estimated forfeiture rate of 10% for its RSUs. These rates were calculated based upon historical activity and are an estimate of granted shares not expected to vest. If actual forfeitures differ from the expected rates, the Company may be required to make additional adjustments to compensation expense in future periods.

        The above assumptions were used to determine the weighted average grant-date fair value of RSUs granted of $16.79, $13.60 and $12.41 during 2007, 2006 and 2005, respectively.

        The Company distributed dividends of $0.40 per share for 2007, $0.36 per share for 2006 and $0.32 per share for 2005 on the Company's Class A Common Stock and Class B Common Stock.

(14) Employee Benefit Plans

        The Company sponsors funded and unfunded non-contributing defined benefit pension plans that together cover substantially all of its domestic employees. Benefits are based primarily on years of service and employees' compensation. The funding policy of the Company for these plans is to contribute an annual amount that does not exceed the maximum amount that can be deducted for federal income tax purposes. Beginning in 2007, the Company uses a December 31 measurement date for its plans. Prior to 2007, the Company used a September 30 measurement date for its plans.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(14) Employee Benefit Plans (Continued)

        The funded status of the defined benefit plans and amounts recognized in the balance sheet are as follows:

	December 31,
	2007	2006
	(in millions)
Change in projected benefit obligation
Balance at beginning of the year	$72.6	$69.1
Service cost	3.8	3.5
Administration cost	(.4)	(.4)
Plan change	.1	.7
Interest cost	4.3	3.8
Actuarial gain	(6.0)	(1.9)
Benefits paid	(2.3)	(2.2)
One-time adjustment for measurement date change	1.3	—

Balance at end of year	$73.4	$72.6

Change in fair value of plan assets
Balance at beginning of the year	$42.6	$40.1
Actual gain on assets	3.6	1.9
Employer contributions	7.3	3.2
Administration cost	(.4)	(.4)
Benefits paid	(2.3)	(2.2)
One-time adjustment for measurement date change	8.0	—

Fair value of plan assets at end of the year	$58.8	$42.6

Funded status at end of year	$(14.6)	$(30.0)
Contributions after measurement date and on or before fiscal year end	—	6.6

Net amount recognized	$(14.6)	$(23.4)

        Amounts recognized in the balance sheet are as follows:

	December 31,
	2007	2006
	(in millions)
Current liabilities	$(.1)	$(.1)
Noncurrent liabilities	(14.5)	(23.3)

Net amount recognized	$(14.6)	$(23.4)

        Amounts recognized in accumulated other comprehensive income consist of:

	December 31,
	2007	2006
	(in millions)
Net actuarial loss	$11.2	$19.0
Prior service cost	1.8	1.7

Net amount recognized	$13.0	$20.7

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(14) Employee Benefit Plans (Continued)

        Information for pension plans with an accumulated benefit obligation in excess of plan assets are as follows:

	December 31,
	2007	2006
	(in millions)
Projected benefit obligation	$73.4	$72.6
Accumulated benefit obligation	$66.4	$64.3
Fair value of plan assets	$58.8	$42.6

        The components of net periodic benefit cost are as follows:

	Years Ended December 31,
	2007	2006	2005
	(in millions)
Service cost—benefits earned	$3.8	$3.5	$2.9
Interest costs on benefits obligation	4.3	3.8	3.3
Expected return on assets	(4.4)	(3.5)	(3.2)
Prior service cost amortization	.2	.3	.2
Net actuarial loss amortization	.9	1.2	.9
Curtailment charge	.2	—	—

Net periodic benefit cost	$5.0	$5.3	$4.1

        The estimated net actuarial loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year are $0.4 million and $0.2 million, respectively.

        Assumptions:

        Weighted-average assumptions used to determine benefit obligations:

	2007	2006
Discount rate	6.50%	5.875%
Rate of compensation increase	4.00%	4.00%

        Weighted-average assumptions used to determine net periodic benefit costs:

	2007	2006	2005
Discount rate	5.875%	5.50%	5.75%
Long-term rate of return on assets	8.50%	8.50%	8.50%
Rate of compensation increase	4.00%	4.00%	4.00%

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

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(14) Employee Benefit Plans (Continued)

  Plan assets:

        The weighted average asset allocations by asset category is as follows:

Asset Category	2007	2006
Equity securities	64.9%	64.4%
Debt securities	29.8	30.0
Other	5.3	5.6

Total	100.0%	100.0%

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

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(14) Employee Benefit Plans (Continued)

  Cash flows:

        The information related to the Company's pension funds cash flow is as follows:

	December 31,
	2007	2006
	(in millions)
Employer Contributions	$7.3	$9.8
Benefit Payments	$2.3	$2.2

        No contributions are expected to be made in 2008.

        Expected benefit payments to be paid by the pension plans are as follows:

(in millions)
During fiscal year ending December 31, 2008	$2.6
During fiscal year ending December 31, 2009	$2.8
During fiscal year ending December 31, 2010	$3.0
During fiscal year ending December 31, 2011	$3.2
During fiscal year ending December 31, 2012	$3.5
During fiscal year ending December 31, 2013 through December 31, 2017	$24.0

        Additionally, substantially all of the Company's domestic employees are eligible to participate in certain 401(k) savings plans. Under these plans, the Company matches a specified percentage of employee contributions, subject to certain limitations. The Company's match contributions (included in selling, general and administrative expense) for the years ended December 31, 2007, 2006, and 2005 were $0.6 million, $0.6 million, and $0.4 million, respectively. Charges for European pension plans approximated $3.0 million, $1.9 million and $2.0 million for the years ended December 31, 2007, 2006, and 2005, respectively. These costs relate to plans administered by certain European subsidiaries, with benefits calculated according to government requirements and paid out to employees upon retirement or change of employment.

        The Company entered into a Supplemental Compensation Agreement (the Agreement) with Timothy P. Horne on September 1, 1996. Per the Agreement, upon ceasing to be an employee of the Company, Mr. Horne must make himself available, as requested by the Board, to work a minimum of 300 but not more than 500 hours per year as a consultant in return for certain annual compensation as long as he is physically able to do so. If Mr. Horne complies with the consulting provisions of the agreement above, he shall receive supplemental compensation on an annual basis of $400,000 per year, subject to cost of living increases each year, in exchange for the services performed, as long as he is physically able to do so. In the event of physical disability, subsequent to commencing consulting services for the Company, Mr. Horne will continue to receive $400,000 annually. The payment for consulting services provided by Mr. Horne will be expensed as incurred by the Company. Mr. Horne retired effective December 31, 2002, and therefore the Supplemental Compensation period began on January 1, 2003. In accordance with Financial Accounting Standards Board Statement No. 106, "Employers Accounting for Post Retirement Benefits Other Than Pensions", the Company will accrue for the future post-retirement disability benefits over the period from January 1, 2003, to the time in which Mr. Horne becomes physically unable to perform his consulting services (the period in which the disability benefits are earned).

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(15) Contingencies and Environmental Remediation

James Jones Litigation

        On June 25, 1997, Nora Armenta (the Relator) filed a civil action in the California Superior Court for Los Angeles County (the Armenta case) against James Jones Company (James Jones), Mueller Co., Tyco International (U.S.), and the Company. The Company formerly owned James Jones. The Relator filed under the qui tam provision of the California state False Claims Act, Cal. Govt. Code § 12650 et seq. (California False Claims Act) and generally alleged that James Jones and the other defendants violated this statute by delivering some "defective" or "non-conforming" waterworks parts to thirty-four municipal water systems in the State of California. The Relator filed a First Amended Complaint in November 1998 and a Second Amended Complaint in December 2000, which brought the total number of plaintiffs to 161. To date, 11 of the named cities have intervened and attempts by four other named cities to intervene have been denied.

        In June 2002, the trial court excluded 47 cities from this December 2000 total of 161, but this exclusion was reversed by an August 30, 2006 California Court of Appeal ruling that is now final. This August 30, 2006, Court of Appeal ruling also reversed dismissals of Tyco International and Mueller Co. and this allowed the Relator to make a successful motion that removed the Armenta Case litigation from Judge Lichtman's court to the court of Judge Chaney, another complex litigation judge.

        One of the allegations in the Second Amended Complaint and the Complaints-in-Intervention is that purchased non-conforming James Jones waterworks parts may leach into public drinking water elevated amounts of lead that may create a public health risk because they were made out of '81 bronze alloy (UNS No. C8440) and contain more lead than the specified and advertised '85 bronze alloy (UNS No. C83600). This contention is based on the average difference of about 2% lead content between '81 bronze (6% to 8% lead) and '85 bronze (4%to 6% lead) and the assumption that this would mean increased consumable lead in public drinking water that could cause a public health concern. The Company believes the evidence and discovery available to date indicates that this is not the case.

        In addition, '81 bronze is used extensively in municipal and home plumbing systems and is approved by municipal, local and national codes. The Federal Environmental Protection Agency also defines metal for pipe fittings with no more than 8% lead as "lead free" under Section 1417 of the Federal Safe Drinking Water Act.

        In this case, the Relator seeks three times an unspecified amount of actual damages and alleges that the municipalities have suffered hundreds of millions of dollars in damages. She also seeks civil penalties of $10,000 for each false claim and alleges that defendants are responsible for tens of thousands of false claims. Finally, the Relator requests an award of costs of this action, including attorneys' fees.

        In December 1998, the Los Angeles Department of Water and Power (LADWP) intervened in this case and filed a complaint. The Company settled with the city of Los Angeles, by far the most significant city, for $7.3 million plus attorneys' fees. Co-defendants contributed $2.0 million toward this settlement.

        In August 2003, an additional settlement payment was made for $13.0 million ($11.0 million from the Company and $2.0 million from James Jones), which settled the claims of the three Phase I cities (Santa Monica, San Francisco and East Bay Municipal Utility District) chosen by the Relator as having the strongest claims to be tried first. This settlement payment included the Relator's statutory share,

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(15) Contingencies and Environmental Remediation (Continued)

and the claims of these three cities have been dismissed. In addition to this $13.0 million payment, the Company is obligated to pay the Relator's attorney's fees.

        After the Phase I settlement, the Court permitted the defendants to select five additional cities to serve as the plaintiffs in a second trial phase of the case. Contra Costa, Corona, Santa Ana, Santa Cruz and Vallejo were chosen. The Company and James Jones then reached an agreement to settle the claims of the City of Santa Ana for a total of $45,000, an amount which approximates Santa Ana's purchases of James Jones products during the relevant period. The Santa Ana settlement was approved by the Court and then completed.

        On June 22, 2005, the Court dismissed the claims of the remaining Phase II cities (Contra Costa, Corona, Santa Cruz and Vallejo). The Court ruled that the Relator and these cities were required to show that the cities had received out of spec parts which were related to specific invoices and that this showing had not been made. Although each city's claim is unique, this ruling is significant for the claims of the remaining cities, and the Relator appealed. However, this judgment can be appealed again at the conclusion of the entire case. The trial court has scheduled a trial on March 17, 2009 for six Phase III cities with three cities to be selected by each side. Litigation is inherently uncertain, and the Company is unable to predict the outcome of this case.

        On September 15, 2004, the Relator's attorneys filed a new common law fraud lawsuit in the California Superior Court for the City of Banning and forty-six other cities and water districts against James Jones, Watts and Mueller Co. based on the same transactions alleged in the Armenta case. About forty-two of the plaintiffs in this new lawsuit are also plaintiffs in the Armenta case. The statute of limitations threshold issue is in the process of being resolved for these plaintiffs. Litigation is inherently uncertain, and the Company is unable to predict the outcome of this case.

        The Company has a reserve of approximately $28.0 million with respect to the James Jones Litigation in our consolidated balance sheet as of December 31, 2007. The Company believes, on the basis of all available information, that this reserve is adequate to cover the probable and reasonably estimable losses resulting from the Armenta case and the insurance coverage litigation with Zurich American Insurance Company (Zurich) discussed below. The Company is currently unable to make an estimate of the range of any additional losses.

        On February 14, 2001, after the Company's insurers had denied coverage for the claims in the Armenta case, it filed a complaint for coverage against its insurers in the California Superior Court (the coverage case). James Jones filed a similar complaint, the cases were consolidated, and the trial court made summary adjudication rulings that Zurich must pay all reasonable defense costs incurred by the Company and James Jones in the Armenta case since April 23, 1998 as well as such defense costs in the future until the end of the Armenta case. In August 2004, the California Court of Appeal affirmed these rulings, and, on December 1, 2004, the California Supreme Court denied Zurich's appeal of this decision. This denial permanently established Zurich's obligation to pay Armenta defense costs for both the Company (approximately $16.6 million plus future costs) and James Jones (which the Company estimates to be $17.0 million plus future costs), and Zurich is currently making payments of incurred Armenta defense costs. However, as noted below, Zurich asserts that the defense costs paid by it are subject to reimbursement.

        On November 22, 2002, the trial court entered a summary adjudication order that Zurich must indemnify and pay the Company and James Jones for amounts paid to settle with the City of Los Angeles. Zurich's attempt to obtain appellate review of this order was denied, but Zurich will still be able to appeal this order at the end of the coverage case. On August 6, 2004, the trial court made

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(15) Contingencies and Environmental Remediation (Continued)

another summary adjudication ruling that Zurich must indemnify and pay us and James Jones for the $13.0 million paid to settle the claims of the Phase I cities described above. Zurich's attempt to obtain appellate review of this ruling was denied on December 3, 2004 by the California Court of Appeal, but Zurich will still be able to appeal this order at the end of the coverage case. Zurich has now made all of the payments required by these indemnity orders.

        On February 8, 2006, Zurich filed a motion to set aside as void the November 22, 2002 and August 6, 2004 summary adjudication indemnity payment orders. After this motion was denied, Zurich's appeal was also denied and the California Supreme Court denied Zurich's petition for review. The Company is currently unable to predict the finality of these indemnity payment orders since Zurich can also appeal them at the end of the coverage case. The Company has recorded reimbursed indemnity settlement amounts (but not reimbursed defense costs) as a liability pending court resolution of the indemnification matter as it relates to Zurich.

        Zurich has asserted that all amounts (which the Company estimates to be $56.0 million for both defense costs and indemnity amounts paid for settlements) paid by it to the Company and James Jones are subject to reimbursement under Deductible Agreements related to the insurance policies between Zurich and Watts. If Zurich were to prevail on this argument, James Jones would have a possible indemnity claim against the Company for its exposure from the Armenta case. The Company believes the Armenta case should be viewed as one occurrence and the deductible amount should be $0.5 million per occurrence.

        These reimbursement claims are subject to arbitration under the Watts/Zurich Deductible Agreements. Zurich claims its reimbursement right for defense costs paid arises under six Deductible Agreements, and the Company contend that only two Deductible Agreements apply. The Company further contend that a final decision in California supports our position on the number of Deductible Agreements that should apply to defense costs. On January 31, 2006, the federal district court in Chicago, Illinois determined that there are disputes under all Deductible Agreements in effect during the period in which Zurich issued primary policies and that the arbitrator could decide which agreements would control reimbursement claims. The Company appealed this ruling. On October 20, 2006, the United States Court of Appeals for the Seventh Circuit affirmed that an arbitration panel could decide which deductible agreements between Zurich and the Company would control Zurich's reimbursement claim for defense costs paid in the James Jones case. As a result of this development, the Company recorded a pre-tax charge of $5.0 million to discontinued operations in 2006.

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

Environmental Remediation

        The Company has been named as a potentially responsible party (PRP) with respect to a limited number of identified contaminated sites. The levels of contamination vary significantly from site to site as do the related levels of remediation efforts. Environmental liabilities are recorded based on the most probable cost, if known, or on the estimated minimum cost of remediation. The Company accrues

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(15) Contingencies and Environmental Remediation (Continued)

estimated environmental liabilities based on assumptions, which are subject to a number of factors and uncertainties. Circumstances which can affect the reliability and precision of these estimates include identification of additional sites, environmental regulations, level of cleanup required, technologies available, number and financial condition of other contributors to remediation and the time period over which remediation may occur. The Company recognizes changes in estimates as new remediation requirements are defined or as new information becomes available. At December 31, 2007, the Company has a reserve of approximately $1.4 million (environmental accrual), which it estimates will likely be paid for environmental remediation liabilities over the next five to ten years. Based on the facts currently known to it, the Company does not believe that the ultimate outcome of these matters will have a material adverse effect on its liquidity, financial condition or results of operations. Some of its environmental matters are inherently uncertain and there exists a possibility that it may ultimately incur losses from these matters in excess of the amount accrued. However, the Company cannot currently estimate the amount of any such additional losses.

Asbestos Litigation

        The Company is defending approximately 100 cases filed primarily, but not exclusively, in Mississippi and New Jersey state courts alleging injury or death as a result of exposure to asbestos. These filings typically name multiple defendants and are filed on behalf of many plaintiffs. They do not identify any particular Watts products as a source of asbestos exposure. To date, the Company has been dismissed from each case when the scheduled trial date comes near or when discovery fails to yield any evidence of exposure to any of its products. Based on the facts currently known to it, the Company does not believe that the ultimate outcome of these claims will have a material adverse effect on its liquidity, financial condition or results of operations.

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

        The fair value of the Company's 4.87% senior notes due 2010, 5.47% senior notes due 2013 and 5.85% senior notes due 2016 is based on quoted market prices. The fair value of the Company's variable rate debt approximates its carrying value. The carrying amount and the estimated fair market value of the Company's long-term debt, including the current portion, are as follows:

	December 31,
	2007	2006
	(in millions)
Carrying amount	$433.5	$449.2
Estimated fair value	$424.9	$447.5

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(16) Financial Instruments (Continued)

Derivative Instruments

        The Company uses foreign currency forward exchange contracts as an economic hedge to reduce the impact of currency fluctuations on certain anticipated intercompany purchase transactions that are expected to occur during the next twelve months and certain other foreign currency transactions. Realized and unrealized gains and losses on the contracts are recognized in other income/expense. These contracts do not subject the Company to significant market risk from exchange movement because they offset gains and losses on the related foreign currency denominated transactions. At December 31, 2007 and 2006, the fair value of the contracts approximated $0.1 million and $0.2 million, respectively. At December 31, 2005, the Company had no outstanding forward contracts to buy foreign currencies.

        The Company occasionally uses commodity futures contracts to fix the price on a certain portion of certain raw materials used in the manufacturing process. There were no commodity contracts utilized for the years ended December 31, 2007, 2006 and 2005.

Leases

        The Company leases certain manufacturing facilities, sales offices, warehouses, and equipment. Generally the leases carry renewal provisions and require the Company to pay maintenance costs. Future minimum lease payments under capital leases and non-cancelable operating leases as of December 31, 2007 are as follows:

	Capital Leases	Operating Leases
	(in millions)
2008	$1.8	$7.4
2009	1.8	5.5
2010	1.8	3.5
2011	1.8	2.2
2012	1.6	1.4
Thereafter	11.4	2.2

Total	$20.2	$22.2

Less amount representing interest (at rates ranging from 4.2% to 8.7%)	(3.5)

Present value of net minimum capital lease payments	16.7
Less current installments of obligations under capital leases	(1.4)

Obligations under capital leases, excluding installments	$15.3

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(16) Financial Instruments (Continued)

        Carrying amounts of assets under capital lease include:

	December 31,
	2007	2006
	(in millions)
Buildings	$18.6	$18.3
Machinery and equipment	8.9	3.1

	27.5	21.4
Less accumulated depreciation	(4.0)	(2.9)

	$23.5	$18.5

(17) Segment Information

        Under the criteria set forth in Financial Accounting Standards Board No. 131, "Disclosure about Segments of an Enterprise and Related Information," the Company operates in three geographic segments: North America, Europe, and China. Each of these segments sell similar products, is managed separately and has separate financial results that are reviewed by the Company's chief operating decision-maker. All intercompany sales transactions have been eliminated. Sales by region are based upon location of the entity recording the sale. The accounting policies for each segment are the same as those described in the summary of significant accounting policies (see Note 2).

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(17) Segment Information (Continued)

        The following is a summary of the Company's significant accounts and balances by segment, reconciled to its consolidated totals:

	December 31,
	2007	2006	2005
	(in millions)
Net Sales
North America	$871.0	$821.3	$629.9
Europe	452.6	367.5	266.3
China	58.7	42.0	28.1

Consolidated net sales	$1,382.3	$1,230.8	$924.3

Operating income (loss)
North America	$93.3	$98.5	$79.1
Europe	53.6	50.0	31.5
China	7.9	7.2	3.5

Subtotal reportable segments	154.8	$155.7	$114.1
Corporate(*)	(29.1)	(25.2)	(19.5)

Consolidated operating income	125.7	130.5	94.6
Interest income	14.5	5.0	1.2
Interest expense	(26.9)	(22.1)	(10.4)
Minority interest	2.8	1.8	(.3)
Other	(2.3)	.9	.7

Income from continuing operations before income taxes	$113.8	$116.1	$85.8

Identifiable Assets
North America	$1,066.0	$1,046.8	$717.4
Europe	531.6	493.4	288.8
China	131.7	120.7	94.8

Consolidated identifiable assets	$1,729.3	$1,660.9	$1,101.0

Long-Lived Assets
North America	$100.2	$99.7	$92.9
Europe	88.5	78.4	45.7
China	35.0	28.1	26.4

Consolidated long-lived assets	$223.7	$206.2	$165.0

Capital Expenditures
North America	$13.9	$14.6	$9.5
Europe	12.6	27.5	6.1
China	11.3	2.6	3.0

Consolidated capital expenditures	$37.8	$44.7	$18.6

Depreciation and Amortization
North America	$17.8	$17.1	$13.0
Europe	15.7	13.0	8.9
China	5.9	5.2	4.2

Consolidated depreciation and amortization	$39.4	$35.3	$26.1

*
Corporate expenses are primarily for compensation expense, Sarbanes-Oxley compliance, professional fees, including legal and audit expenses, shareholder services and benefit administration costs. These costs are not allocated to the geographic segments as they are viewed as corporate functions that support all activities.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(17) Segment Information (Continued)

        The North America segment consists of U.S. net sales of $805.5 million, $762.7 million and $582.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. The North American segment also consists of U.S. long-lived assets of $92.7 million, $93.1 million and $86.1 million as of December 31, 2007, 2006 and 2005, respectively.

        Intersegment sales for the year ended December 31, 2007 for North America, Europe and China were $6.6 million, $6.0 million and $137.1 million, respectively. Intersegment sales for the year ended December 31, 2006 for North America, Europe and China were $6.9 million, $3.0 million and $82.3 million, respectively. Intersegment sales for the year ended December 31, 2005 for North America, Europe and China were $4.8 million, $5.3 million and $48.8 million, respectively.

(18) Quarterly Financial Information (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions, except per share information)
Year ended December 31, 2007
Net sales	$346.1	$350.4	$340.5	$345.3
Gross profit	114.7	114.6	110.4	121.9
Income from continuing operations	20.0	17.7	18.2	21.7
Net income	20.0	17.8	18.1	21.5
Per common share:
Basic
Income from continuing operations	.52	.46	.47	.56
Net income	.52	.46	.47	.56
Diluted
Income from continuing operations	.51	.45	.47	.56
Net income	.51	.46	.46	.55
Dividends per common share	.10	.10	.10	.10
Year ended December 31, 2006
Net sales	$275.0	$300.2	$325.1	$330.5
Gross profit	95.8	106.4	111.9	110.9
Income from continuing operations	15.1	22.5	21.3	18.1
Net income	15.0	22.4	18.2	18.1
Per common share:
Basic
Income from continuing operations	.46	.69	.65	.52
Net income	.46	.69	.56	.52
Diluted
Income from continuing operations	.46	.68	.65	.51
Net income	.46	.68	.55	.51
Dividends per common share	.09	.09	.09	.09

(19) Related Party Transactions

        The Company's 60% owned Chinese joint venture Tianjin Tanggu Watts Valve Company Limited (TWT) leases the land and buildings from the joint venture partner in Tianjin China. The lease is classified as an operating lease. Total rental expense for 2007, 2006, and 2005 approximated

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(19) Related Party Transactions (Continued)

$0.3 million. During 2006, the local Chinese government informed the Company that the property leased by TWT would be taken over by eminent domain by the end of the second quarter of 2008. The Company has therefore established a plan to relocate and rationalize those operations (see note 4).

        On December 3, 2007, the Company entered into an Equity Transfer Agreement (the Agreement) with its joint venture partners to purchase the remaining 40% of the outstanding ownership interest in TWT that it did not already own. The purchase price will be approximately $5.2 million, payable after certain closing conditions are met, including the approval of the Agreement by the local Chinese authorities, which the Company expects will occur by the end of the second quarter of 2008. The Company expects to record approximately $3.7 million in goodwill for this acquisition.

(20) Subsequent Events

        On February 5, 2008, the Company declared a quarterly dividend of eleven cents ($0.11) per share on each outstanding share of Class A Common Stock and Class B Common Stock. This is an increase of $0.01 per share compared to the dividend paid for the comparable period last year.

        From January 1, 2008 through February 25, 2008, the Company liquidated approximately $22.0 million of the Company's auction rate certificates at par value and invested the proceeds into money market accounts. At February 25, 2008, the Company held approximately $17.0 million of auction rate certificates whose underlying investments are AAA rated municipal bonds. The Company has no current indications that the securities its holds may be impaired. However, volatility in the credit markets could impact the Company's ability to liquidate these investments or cause the fair value of the securities to be impaired. If liquidity of the securities becomes prohibitive, the Company may be forced to hold the securities until maturity or until conditions improve which could be as long as 33 years. Subsequent to December 31, 2007 through February 25, 2008, the Company experienced failed auctions on $6.6 million of its auction rate certificates. The Company does not have a present need to access these funds for operational purposes. The amounts associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process or the underlying securities have matured. As a result, the Company has classified the $17.0 million of auction rate certificates held as of February 25, 2008 as long-term assets in the Company's December 31, 2007 consolidated balance sheet.

Watts Water Technologies, Inc. and Subsidiaries

Schedule II—Valuation and Qualifying Accounts

(Amounts in millions)

For the Three Years Ended December 31:

	Balance At Beginning of Period	Additions Charged To Expense	Additions Charged To Other Accounts	Deductions	Balance At End of Period
Year Ended December 31, 2005
Allowance for doubtful accounts	$7.6	3.9	.3	(2.5)	$9.3
Allowance for excess and obsolete inventories	$16.2	2.6	1.1	(2.3)	$17.6
Year Ended December 31, 2006
Allowance for doubtful accounts	$9.3	3.5	.3	(2.6)	$10.5
Allowance for excess and obsolete inventories	$17.6	9.1	1.0	(7.2)	$20.5
Year Ended December 31, 2007
Allowance for doubtful accounts	$10.5	5.4	1.2	(2.2)	$14.9
Allowance for excess and obsolete inventories	$20.5	9.1	2.0	(7.2)	$24.4

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation, as amended (14)
3.2	Amended and Restated By-Laws, as amended (1)
9.1	The Amended and Restated George B. Horne Voting Trust Agreement—1997 dated as of September 14, 1999 (15)
10.1*	Supplemental Compensation Agreement effective as of September 1, 1996 between the Registrant and Timothy P. Horne (9), Amendment No. 1, dated July 25, 2000 (16), and Amendment No. 2 dated October 23, 2002 (3)
10.2*	Form of Indemnification Agreement between the Registrant and certain directors and officers of the Registrant (18)
10.3*	1996 Stock Option Plan, dated October 15, 1996 (10), and First Amendment dated February 28, 2003 (3)
10.4*	Watts Water Technologies, Inc. Pension Plan (amended and restated effective as of January 1, 2006) and First Amendment effective as of January 1, 2008
10.5	Registration Rights Agreement dated July 25, 1986 (5)
10.6*	Executive Incentive Bonus Plan, as amended and restated (8)
10.7	Amended and Restated Stock Restriction Agreement dated October 30, 1991 (2), and Amendment dated August 26, 1997 (12)
10.8*	Watts Industries, Inc. 1991 Non-Employee Directors' Nonqualified Stock Option Plan (6), and Amendment No. 1 (9)
10.9*	Watts Industries, Inc. 2003 Non-Employee Directors' Stock Option Plan (3)
10.10	Letter of Credit issued by Fleet National Bank (as successor to BankBoston, N.A.) for the benefit of Zurich-American Insurance Company dated June 25, 1999, as amended January 22, 2001 (17)
10.11*	Watts Water Technologies, Inc. Management Stock Purchase Plan (Amended and Restated as of January 1, 2005), as amended (20)
10.12	Stock Purchase Agreement dated as of June 19, 1996 by and among Mueller Co., Tyco Valves Limited, Watts Investment Company, Tyco International Ltd. and the Registrant (11)
10.13	Note Purchase Agreement dated as of May 15, 2003 between the Registrant and the Purchasers named in Schedule A thereto relating to the Registrant's $50,000,000 4.87% Senior Notes, Series A, due May 15, 2010 and $75,000,000 5.47% Senior Notes, Series B, due May 15, 2013 (7)
10.14	Form of 4.87% Senior Note due May 15, 2010 (7)
10.15	Form of 5.47% Senior Note due May 15, 2013 (7)
10.16*	Watts Water Technologies, Inc. 2004 Stock Incentive Plan, as amended (20)
10.17*	Non-Employee Director Compensation Arrangements (1)
10.18*	Watts Water Technologies, Inc. Supplemental Employees Retirement Plan as Amended and Restated Effective May 4, 2004, First Amendment effective March 1, 2005 and Second Amendment effective January 1, 2008
10.19*	Form of Incentive Stock Option Agreement under the Watts Water Technologies, Inc. 2004 Stock Incentive Plan (19)
10.20*	Form of Non-Qualified Stock Option Agreement under the Watts Water Technologies, Inc. 2004 Stock Incentive Plan (20)
10.21*	Form of Restricted Stock Award Agreement for Employees under the Watts Water Technologies, Inc. 2004 Stock Incentive Plan (Incremental Vesting) (20)
10.22*	Form of Restricted Stock Award Agreement for Employees under the Watts Water Technologies, Inc. 2004 Stock Incentive Plan (Cliff Vesting) (19)
10.23*	Form of Restricted Stock Award Agreement for Non-Employee Directors under the Watts Water Technologies, Inc. 2004 Stock Incentive Plan (19)
10.24	Note Purchase Agreement, dated as of April 27, 2006, between the Registrant and the Purchasers named in Schedule A thereto relating to the Registrant's $225,000,000 5.85% Senior Notes due April 30, 2016 (4)
10.25	Form of 5.85% Senior Note due April 30, 2016 (4)

10.26	Subsidiary Guaranty, dated as of April 27, 2006, in connection with the Registrant's 5.85% Senior Notes due April 30, 2016 executed by the subsidiary guarantors party thereto, including the form of Joinder to Subsidiary Guaranty (4)
10.27	First Amendment, dated as of April 27, 2006, to Note Purchase Agreement dated as of May 15, 2003 among the Registrant and the purchasers named therein (4)
10.28	Amended and Restated Credit Agreement, dated as of April 27, 2006, among the Registrant, certain subsidiaries of the Registrant as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and the other lenders referred to therein (4)
10.29	Amended and Restated Guaranty, dated as of April 27, 2006, by the Registrant, the Subsidiaries of the Registrant set forth therein and Watts Industries Europe B.V., in favor of Bank of America, N.A. (4)
10.30*	Resignation Agreement dated October 16, 2007 between the Registrant and William D. Martino (18)
11	Statement Regarding Computation of Earnings per Common Share (13)
21	Subsidiaries
23	Consent of KPMG LLP
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

(1)
Incorporated by reference to the Registrant's Current Report on Form 8-K dated February 5, 2007 (File No. 001-11499).

(2)
Incorporated by reference to the Registrant's Current Report on Form 8-K dated November 14, 1991 (File No. 001-11499).

(3)
Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-11499).

(4)
Incorporated by reference to the Registrant's Current Report on Form 8-K dated April 27, 2006 (File No. 001-11499).

(5)
Incorporated by reference to the Registrant's Form S-1 (No. 33-6515) as part of the Second Amendment to such Form S-1 dated August 21, 1986.

(6)
Incorporated by reference to Amendment No. 1 to the Registrant's Annual Report on Form 10-K for year ended June 30, 1992 (File No. 001-11499).

(7)
Incorporated by reference to the Registrant's Current Report on Form 8-K dated May 15, 2003 (File No. 001-11499).

(8)
Incorporated by reference to the Registrant's Current Report on Form 8-K dated February 8, 2005 (File No. 001-11499).

(9)
Incorporated by reference to the Registrant's Annual Report on Form 10-K for year ended June 30, 1996 (File No. 001-11499).

(10)
Incorporated by reference to the Registrant's Form S-8 (No. 333-32685) dated August 1, 1997.

(11)
Incorporated by reference to the Registrant's Current Report on Form 8-K dated September 4, 1996 (File No. 001- 11499).

(12)
Incorporated by reference to the Registrant's Annual Report on Form 10-K for year ended June 30, 1997(File No. 001- 11499).

(13)
Incorporated by reference to notes to Consolidated Financial Statements, Note 2 of this Report.

(14)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 2005 (File No. 001-11499).

(15)
Incorporated by reference to the Registrant's Annual Report on Form 10-K for year ended June 30, 1999 (File No. 001-11499).

(16)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for quarter ended September 30, 2000 (File No. 001-11499).

(17)
Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 001-11499).

(18)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (File No. 001-11499).

(19)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 26, 2004 (File No. 001-11499).

(20)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 1, 2007 (File No. 001-11499).

*
Management contract or compensatory plan or arrangement.

QuickLinks

DOCUMENTS INCOPORATED BY REFERENCE
PART I
  Item 1. BUSINESS.
  Item 1A. RISK FACTORS.
  Item 1B. UNRESOLVED STAFF COMMENTS.
  Item 2. PROPERTIES.
  Item 3. LEGAL PROCEEDINGS.
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
PART II
  Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
  Item 6. SELECTED FINANCIAL DATA.
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
  Item 9A. CONTROLS AND PROCEDURES.
  Management's Annual Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
  Item 9B. OTHER INFORMATION.
PART III
  Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
  Item 11. EXECUTIVE COMPENSATION.
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
  Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
PART IV
  Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
SIGNATURES
Report of Independent Registered Public Accounting Firm
Watts Water Technologies, Inc. and Subsidiaries Consolidated Statements of Operations (Amounts in millions, except per share information)
Watts Water Technologies, Inc. and Subsidiaries Consolidated Balance Sheets (Amounts in millions, except share information)
Watts Water Technologies, Inc. and Subsidiaries Consolidated Statements of Stockholders' Equity (Amounts in millions, except share information)
Watts Water Technologies, Inc. and Subsidiaries Consolidated Statements of Cash Flows (Amounts in millions)
Watts Water Technologies, Inc. and Subsidiaries Notes to Consolidated Financial Statements
Watts Water Technologies, Inc. and Subsidiaries Schedule II—Valuation and Qualifying Accounts (Amounts in millions)
EXHIBIT INDEX