Form 10-Q
period 2008-03-30
WATTS WATER TECHNOLOGIES INC
filed 2008-05-08
CIK 795403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 30, 2008

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2008
Class A Common Stock, $0.10 par value	29,340,868

Class B Common Stock, $0.10 par value	7,293,880

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share information)

(Unaudited)

	March 30,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$273.0	$290.3
Short-term investment securities	—	22.0
Trade accounts receivable, less allowance for doubtful accounts of $16.8 million at March 30, 2008 and $14.9 million at December 31, 2007	249.1	235.7
Inventories, net:
Raw materials	116.8	108.9
Work in process	47.4	45.7
Finished goods	194.6	187.0
Total Inventories	358.8	341.6
Prepaid expenses and other assets	22.9	18.6
Deferred income taxes	43.0	38.1
Assets of discontinued operations	10.6	10.4
Total Current Assets	957.4	956.7
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	461.7	437.4
Accumulated depreciation	(229.4)	(213.7)
Property, plant and equipment, net	232.3	223.7
OTHER ASSETS:
Goodwill	397.5	385.8
Long-term investment securities	15.0	17.0
Other, net	146.2	146.1
TOTAL ASSETS	$1,748.4	$1,729.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$123.4	$108.0
Accrued expenses and other liabilities	113.6	113.6
Accrued compensation and benefits	39.2	38.2
Current portion of long-term debt	1.1	1.3
Liabilities of discontinued operations	29.1	28.6
Total Current Liabilities	306.4	289.7
LONG-TERM DEBT, NET OF CURRENT PORTION	435.8	432.2
DEFERRED INCOME TAXES	41.1	42.9
OTHER NONCURRENT LIABILITIES	48.9	45.6
MINORITY INTEREST	0.7	3.4
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Class A Common Stock, $0.10 par value; 80,000,000 shares authorized; 1 vote per share; issued and outstanding, 29,331,618 shares at March 30, 2008 and 30,600,056 shares at December 31, 2007	2.9	3.1
Class B Common Stock, $0.10 par value; 25,000,000 shares authorized; 10 votes per share; issued and outstanding, 7,293,880 shares at March 30, 2008 and December 31, 2007	0.7	0.7
Additional paid-in capital	381.8	377.6
Retained earnings	436.2	465.4
Accumulated other comprehensive income	93.9	68.7
Total Stockholders’ Equity	915.5	915.5
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,748.4	$1,729.3

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in millions, except per share information)

(Unaudited)

	First Quarter Ended
	March 30, 2008	April 1, 2007
Net sales	$344.0	$346.1
Cost of goods sold	229.6	231.4
GROSS PROFIT	114.4	114.7
Selling, general & administrative expenses	87.1	84.1
Restructuring and other charges	1.0	0.2
OPERATING INCOME	26.3	30.4
Other (income) expense:
Interest income	(2.3)	(3.6)
Interest expense	6.6	6.3
Minority interest	(1.2)	(0.3)
Other	2.2	0.8
	5.3	3.2
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	21.0	27.2
Provision for income taxes	7.1	7.2
INCOME FROM CONTINUING OPERATIONS	13.9	20.0
Loss from discontinued operations, net of taxes	(0.2)	—
NET INCOME	$13.7	$20.0

BASIC EPS
Income per share:
Continuing operations	$0.38	$0.52
Discontinued operations	—	—
NET INCOME	$0.37	$0.52
Weighted average number of shares	36.9	38.6

DILUTED EPS
Income per share:
Continuing operations	$0.37	$0.51
Discontinued operations	—	—
NET INCOME	$0.37	$0.51
Weighted average number of shares	37.1	39.0

Dividends per share	$0.11	$0.10

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	First Quarter Ended
	March 30, 2008	April 1, 2007
OPERATING ACTIVITIES
Net income	$13.7	$20.0
Less: loss from discontinued operations	(0.2)	—
Income from continuing operations	13.9	20.0
Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
Depreciation	7.4	7.6
Amortization	2.6	2.8
Loss on disposal and impairment of property, plant and equipment and other	0.3	0.3
Stock-based compensation	1.5	1.7
Deferred income tax benefit	(7.4)	(2.5)
Changes in operating assets and liabilities, net of effects from business acquisitions and divestures:
Accounts receivable	(4.1)	(21.6)
Inventories	(6.4)	(14.5)
Prepaid expenses and other assets	(3.2)	(4.6)
Accounts payable, accrued expenses and other liabilities	10.2	(2.7)
Net cash provided by (used in) continuing operating activities	14.8	(13.5)
INVESTING ACTIVITIES
Additions to property, plant and equipment	(8.3)	(6.2)
Proceeds from the sale of property, plant and equipment	0.1	0.1
Investments in securities	(2.6)	(7.5)
Proceeds from sale of securities	26.6	0.1
Increase in other assets	—	(0.5)
Business acquisitions, net of cash acquired	(3.8)	(4.2)
Net cash provided by (used in) investing activities	12.0	(18.2)
FINANCING ACTIVITIES
Proceeds from long-term debt	6.7	18.4
Payments of long-term debt	(10.2)	(7.5)
Payment of capital leases	(0.4)	(0.5)
Proceeds from share transactions under employee stock plans	0.6	0.3
Tax benefit of stock awards exercised	—	1.0
Payments to repurchase common stock	(38.2)	—
Dividends	(4.1)	(4.0)
Net cash (used in) provided by financing activities	(45.6)	7.7
Effect of exchange rate changes on cash and cash equivalents	1.2	0.9
Net cash provided by (used in) operating activities of discontinued operations	0.3	(0.1)

DECREASE IN CASH AND CASH EQUIVALENTS	(17.3)	(23.2)
Cash and cash equivalents at beginning of year	290.3	343.0
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$273.0	$319.8

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of stock under management stock purchase plan	$2.1	$1.6

CASH PAID FOR:
Interest	$2.7	$1.4
Taxes	$5.1	$7.3

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the Watts Water Technologies, Inc. Consolidated Balance Sheet as of March 30, 2008, the Consolidated Statements of Operations for the first quarter ended March 30, 2008 and the first quarter ended April 1, 2007, and the Consolidated Statements of Cash Flows for the first quarter ended March 30, 2008 and the first quarter ended April 1, 2007.

The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date. The accounting policies followed by the Company are described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The financial statements included in this report should be read in conjunction with the financial statements and notes included in the Annual Report on Form 10-K for the year ended December 31, 2007. Operating results for the interim period presented are not necessarily indicative of the results to be expected for the year ending December 31, 2008.

The Company operates on a 52-week fiscal year ending on December 31st.  Any first quarter data contained in this Quarterly Report on Form 10-Q reflects the results of operations for the 13-week period ended on the Sunday nearest March 31st of the respective year.

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

Goodwill and Long-Lived Assets

The changes in the carrying amount of goodwill by geographic segment from December 31, 2007 to March 30, 2008 are as follows:

	North America	Europe	China	Total
	(in millions)

Carrying amount at the beginning of period	$211.0	$162.4	$12.4	$385.8
Adjustments to goodwill during the period	0.1	—	(0.5)	(0.4)
Effect of change in exchange rates used for translation	(0.2)	11.8	0.5	12.1
Carrying amount at end of period	$210.9	$174.2	$12.4	$397.5

Other intangible assets include the following and are presented in “Other Assets: Other, net” in the March 30, 2008 Consolidated Balance Sheet:

	Gross Carrying Amount	Accumulated Amortization
	(in millions)

Patents	$14.2	$(6.3)
Customer relationships	70.0	(16.2)
Technology	7.5	(2.6)
Other	19.0	(6.0)
Total amortizable intangibles	110.7	(31.1)
Intangible assets not subject to amortization	54.9	—
Total	$165.6	$(31.1)

Aggregate amortization expense for amortized intangible assets for the first quarters of 2008 and 2007 was $2.6 million and $2.8 million, respectively. Additionally, future amortization expense on amortizable intangible assets approximates $7.6 million for the remainder of 2008, $9.8 million for 2009, $9.7 million for 2010, $9.1 million for 2011 and $7.1 million for 2012. Amortization expense is provided on a straight-line basis over the estimated useful lives of the intangible assets. The weighted-average remaining life of total amortizable intangible assets is 10.9 years. Patents, customer relationships, technology and other amortizable intangibles have weighted-average remaining lives of 8.5 years, 9.2 years, 5.8 years and 19.2 years, respectively. Intangible assets not subject to amortization primarily include trademarks and unpatented technology.

Stock-Based Compensation

The Company maintains three stock incentive plans under which key employees and outside directors have been granted incentive stock options (ISOs) and nonqualified stock options (NSOs) to purchase the Company’s Class A Common Stock. Only one plan, the 2004 Stock Incentive Plan, is currently available for the grant of new equity awards. Stock options granted under prior plans became exercisable over a five-year period at the rate of 20% per year and expire ten years after the date of grant. Under the 2004 Stock Incentive Plan, options become exercisable over a four-year period at the rate of 25% per year and expire ten years after the grant date. ISOs and NSOs granted under the plans may have exercise prices of not less than 100% and 50% of the fair market value of the Class A Common Stock on the date of grant, respectively. The Company’s current practice is to grant all options at fair market value on the grant date.  The Company did not issue any options in the first quarter of 2008 or 2007.

The Company also grants shares of restricted stock to key employees and non-employee members of the Company’s Board of Directors under the 2004 Stock Incentive Plan, which vest either immediately or over a three-year period at the rate of one-third per year. The restricted stock awards are amortized to expense on a straight-line basis over the vesting period. The Company did not issue any restricted stock in the first quarters of 2008 or 2007.

The Company also has a Management Stock Purchase Plan that allows for the granting of restricted stock units (RSUs) to key employees.  On an annual basis, key employees may elect to receive a portion of their annual incentive compensation in RSUs instead of cash.  Each RSU provides the key employee with the right to purchase a share of Class A Common Stock at 67% of the fair market value on the date of grant.  RSUs vest annually over a three-year period from the grant date.  An aggregate of 2,000,000 shares of Class A Common Stock may be issued under the Management Stock Purchase Plan.  The Company granted 60,128 RSUs and 159,869 RSUs in the first quarters of 2008 and 2007, respectively.

The fair value of each share issued under the Management Stock Purchase Plan is estimated on the date of grant, using the Black-Scholes-Merton Model, based on the following weighted average assumptions:

	2008	2007
Expected life (years)	3.0	3.0
Expected stock price volatility	37.2%	35.3%
Expected dividend yield	1.5%	1.0%
Risk-free interest rate	2.2%	4.8%

The above assumptions were used to determine the weighted average grant-date fair value of RSUs of $11.44 and $16.79 in 2008 and 2007, respectively.

A more detailed description of each of these stock and stock option plans can be found in Note 13 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Shipping and Handling

The Company’s shipping costs included in selling, general and administrative expense were $8.9 million and $9.5 million for the first quarters of 2008 and 2007, respectively.

Research and Development

Research and development costs included in selling, general and administrative expense were $4.5 million and $3.9 million for the first quarters of 2008 and 2007, respectively.

Taxes, Other than Income Taxes

Taxes assessed by governmental authorities on sale transactions are recorded on a net basis and excluded from sales, in the Company’s consolidated statements of operations.

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

New Accounting Standards

In March 2008, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards Board Statement (FAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (FAS 161). FAS 161 amends and expands the disclosure requirements of FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (FAS 133). It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, counter-party credit risk and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. Accordingly, the Company will adopt FAS 161 in 2009.

In December 2007, the FASB issued FAS No. 141 (R),” Business Combinations,” (FAS 141R), which requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at “full fair value.” Under FAS 141R, all business combinations will be accounted for under the acquisition method. Significant changes, among others, from current guidance resulting from FAS 141R includes the requirement that contingent assets and liabilities and contingent consideration shall be recorded at estimated fair value as of the acquisition date, with any subsequent changes in fair value charged or credited to earnings. Further, acquisition-related costs will be expensed rather than treated as part of the acquisition. FAS 141R is effective for periods beginning on or after December 15, 2008. The Company expects the adoption of FAS 141R will increase costs charged to its operations.

In December 2007, the FASB issued FAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” (FAS 160), which requires non-controlling interests (previously referred to as minority interest) to be treated as a separate component of equity, not as a liability outside of equity as is current practice. FAS 160 applies to non-controlling interests and transactions with non-controlling interest holders in consolidated financial statements. FAS 160 is effective for periods beginning on or after December 15, 2008. The Company is currently evaluating the effect that FAS 160 will have on its consolidated financial statements.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an Amendment to FAS No. 115,” (FAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value.  FAS 159 was effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company has elected not to measure its eligible financial instruments at fair value and therefore the adoption of FAS 159 did not have an impact on its consolidated financial statements.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements,” (FAS 157), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. FAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements and was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB FSP 157-2 which delayed the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Effective January 1, 2008, we adopted FAS 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of FAS 157 for financial assets and liabilities did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.  See Note 4 for information and related disclosures regarding the Company’s fair value measurements.

3. Discontinued Operations

In September 1996, the Company divested its Municipal Water Group businesses, which included Henry Pratt, James Jones Company and Edward Barber and Company Ltd.  The discontinued operating expense for the first quarter of 2008 is related to legal and settlement costs associated with the James Jones Litigation, net of reserve adjustments, which is described in Part I, Item 1, “Product Liability, Environmental and Other Litigation Matters” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Condensed operating statements and balance sheets for discontinued operations are summarized below:

	First Quarter Ended
	March 30, 2008	April 1, 2007
	(in millions)
Costs and expenses - Municipal Water Group	$(0.2)	$—
Loss before income taxes	(0.2)	—
Income tax benefit	—	—
Loss from discontinued operations, net of taxes	$(0.2)	$—

	March 30, 2008	December 31, 2007
	(in millions)
Prepaid expenses and other assets	$(0.4)	$(0.3)
Deferred income taxes	11.0	10.7
Assets of discontinued operations	$10.6	$10.4
Accrued expenses and other liabilities	$29.1	$28.6
Liabilities of discontinued operations	$29.1	$28.6

The assets and liabilities at March 30, 2008 and December 31, 2007 primarily relate to the reserves for the James Jones Litigation.

4. Financial Instruments

We measure certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale auction rate securities and foreign currency derivatives. The fair value of these certain financial assets and liabilities was determined using the following inputs at March 30, 2008:

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Assets
Available-for-sale securities (1)	$15.0	$—	$—	$15.0
Foreign currency derivatives(2)	0.3	—	0.3	—
Plan asset for deferred compensation(3)	3.6	3.6	—	—
Total assets	$18.9	$3.6	$0.3	$15.0

Liabilities
Plan liability for deferred compensation(4)	$3.6	$3.6	$—	$—
Total liabilities	$3.6	$3.6	$—	$—

(1) Included in long-term investment securities on the Company’s consolidated balance sheet.

(2) Included in prepaid expenses and other assets on the Company’s consolidated balance sheet.

(3) Included in other, net on the Company’s consolidated balance sheet.

(4) Included in other noncurrent liabilities on the Company’s consolidated balance sheet.

The table below provides a summary of the changes in fair value of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period December 31, 2007 to March 30, 2008.

	Balance	Purchases,	Total realized and unrealized gains (losses) included in:		Balance
	December 31, 2007	sales, settlements, net	Earnings	Comprehensive income	March 30, 2008
	(in millions)
Available for sale securities	$39.0	$(24.0)	$—	$—	$15.0

Available-for-sale securities are comprised of auction rate securities.  The Company holds a variety of interest bearing auction rate securities, or ARS, that includes $13.0 million in municipal bonds and $2.0 million in student loans at March 30, 2008. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or sell their interests at par. The recent uncertainties in the credit markets have affected all of the Company’s holdings in ARS investments, and auctions for the Company’s investments in these securities have failed on their respective auction dates. Consequently, the investments are not currently liquid and the Company will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. Maturity dates for these ARS investments range from 2023 to 2041.

All of the ARS investments were AAA rated investment grade quality and were in compliance with the Company’s investment policy at the time of acquisition.   Since acquisition, all but one security continues to be AAA rated, with one rated BBB.  The value of the Company’s auction rate securities that have AAA credit ratings totals $13.0 million and the value with a BBB credit rating is $2.0 million. The Company currently has the ability and intent to hold these ARS investments until a recovery of the auction process or until maturity.   As of December 31, 2007, the Company reclassified $17.0 million of ARS investments from short-term investments to long-term investment securities on its consolidated balance sheet because of the Company’s inability to determine when its investments in ARS would be liquidated.

Typically the fair value of ARS investments approximates par value due to frequent interest rate resets through the auction process. While the Company continues to earn interest on its ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value.

The Company has used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of March 30, 2008. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, credit quality of the ARS issuer, timing and amount of cash flows, government guarantees related to student loans and expected holding periods of the ARS. Based on this assessment of fair value, as of March 30, 2008 the Company determined that the par value approximated fair value.

The Company reviews its impairments in accordance with FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and related guidance issued by the FASB and SEC in order to determine the classification of the impairment as “temporary” or “other-than-temporary.” A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders’ equity.  Such an unrealized loss does not affect net income (loss) for the applicable accounting period. An other-than-temporary impairment charge is recorded as a realized loss in the consolidated statement of operations and reduces net income (loss) for the applicable accounting period. In evaluating the impairment of all individual ARS, the Company classified such impairment as temporary. The differentiating factors between temporary and other-than-temporary impairment are primarily the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase. The remaining balance of cash equivalents consists primarily of money market funds, for which the carrying amount is a reasonable estimate of fair value.

Foreign currency derivatives include forward foreign exchange contracts primarily for Canadian dollars.

The Company uses foreign currency forward exchange contracts as an economic hedge to reduce the impact of currency fluctuations on certain anticipated intercompany purchase transactions that are expected to occur during the next fifteen months and certain other foreign currency transactions. Realized and unrealized gains and losses on the contracts are recognized in other income/expense. These contracts do not subject the Company to significant market risk from exchange movement because they offset gains and losses on the related foreign currency denominated transactions. At March 30, 2008 and April 1, 2007, unrealized gains or losses on the contracts were immaterial.

The Company occasionally uses commodity futures contracts to fix the price on a portion of certain raw materials used in the manufacturing process. At March 30, 2008 and April 1, 2007, the Company had no commodity contracts.

5. Restructuring and Other Charges

During the first three months of 2008, the Company recorded net pre-tax restructuring and related charges in its business segments totaling $1.3 million for ongoing restructuring actions as follows:

(in millions)
North America	$0.8
Europe	—
China	0.5
Totals	$1.3

The net charges included $0.3 million in cost of goods sold and $1.0 million in restructuring and other charges and $0.2 million in other income and, as described below, relate to actions initiated during 2007.

2007 Actions

During 2007, the Company undertook a review of certain product lines and its overall manufacturing capacity.  Based on that review, the Company initiated a global restructuring program that was approved by the Company’s Board of Directors on October 30, 2007. The Company is also discontinuing certain product lines.  This program is expected to include the shutdown of five manufacturing facilities and the rightsizing of a sixth facility, including the relocation of its joint venture facility in China.  The restructuring program and charges for certain product line discontinuances will include pre-tax charges totaling approximately $12.9 million. Charges are primarily for severance ($4.3 million), relocation costs ($2.8 million) and other asset write-downs and expected net losses on asset disposals ($2.0 million) and will result in the elimination of approximately 330 positions worldwide. The product lines that were discontinued and accelerated depreciation resulted in a pre-tax charge of $4.3 million during 2007.  Total net after-tax charges for this program are expected to be approximately $9.4 million ($4.4 million non-cash), with costs being incurred through early 2010.  The Company expects to spend approximately $13.4 million in capital expenditures to consolidate operations and will fund approximately $8.0 million of this amount through proceeds from the sale of buildings and other assets being disposed of as part of the restructuring program.  Annual cash savings, net of tax, are estimated to be $4.5 million, which will be fully realized by the second half of 2009.

The following table summarizes the accrual balances and utilization by cost type for the 2007 restructuring actions:

	Severance	Asset write- downs	Facility exit and other	Minority interest	Total
	(in millions)
Restructuring accruals at December 31, 2007	$2.4	$—	$—	$—	$2.4
Net pre-tax restructuring charges	0.4	0.3	0.6	(0.2)	1.1
Utilization	(1.3)	(0.3)	(0.6)	0.2	(2.0)
Balance at March 30, 2008	$1.5	$—	$—	$—	$1.5

The following table summarizes expected, incurred and remaining cost for 2008 restructuring actions by type:

	Severance	Asset write- downs	Facility exit and other	Total
	(in millions)
Expected costs	$4.3	$5.8	$2.8	$12.9
Costs incurred – through December 31, 2007	0.8	4.2	0.1	5.1
Costs incurred – through March 30, 2008	0.4	0.3	0.6	1.3
Remaining costs at March 30, 2008	$3.1	$1.3	$2.1	$6.5

Other consists primarily of relocation costs.

The following table summarizes expected, incurred and remaining cost for 2008 restructuring actions by segment:

	Expected costs	Costs incurred through December 31, 2007	Costs incurred through March 30, 2008	Remaining costs March 30, 2008
		(in millions)
North America	$5.7	$3.5	$0.8	$1.4
Europe	3.9	—	—	3.9
China	3.3	1.6	0.5	1.2
Total	$12.9	$5.1	$1.3	$6.5

6. Earnings per Share

The following tables set forth the reconciliation of the calculation of earnings per share:

	For the First Quarter Ended March 30, 2008
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(amounts in millions, except per share amounts)
Basic EPS
Income from continuing operations	$13.9	36.9	$0.38
Loss from discontinued operations	(0.2)		—
Net income	$13.7		$0.37
Effect of dilutive securities
Common stock equivalents		0.2
Diluted EPS
Income from continuing operations	$13.9		$0.37
Loss from discontinued operations	(0.2)		—
Net income	$13.7	37.1	$0.37

	For the First Quarter Ended April 1, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(amounts in millions, except per share amounts)
Basic EPS
Income from continuing operations	$20.0	38.6	$0.52
Loss from discontinued operations	—		—
Net income	$20.0		$0.52
Effect of dilutive securities
Common stock equivalents		0.4
Diluted EPS
Income from continuing operations	$20.0		$0.51
Loss from discontinued operations	—		—
Net income	$20.0	39.0	$0.51

7. Segment Information

Under the criteria set forth in FAS No.131 “Disclosure about Segments of an Enterprise and Related Information,” the Company operates in three geographic segments: North America, Europe, and China. Each of these segments is managed separately and has separate financial results that are reviewed by the Company’s chief operating decision-maker. All intercompany sales transactions have been eliminated. Sales by region are based upon location of the entity recording the sale. The accounting policies for each segment are the same as those described in the summary of significant accounting policies.

The following is a summary of the Company’s significant accounts and balances by segment, reconciled to the consolidated totals:

	First Quarter Ended
	March 30, 2008	April 1, 2007
	(in millions)
Net Sales
North America	$211.4	$218.3
Europe	122.7	115.6
China	9.9	12.2
Consolidated net sales	$344.0	$346.1

Operating income (loss)
North America	$20.6	$21.2
Europe	14.4	14.4
China	(1.4)	2.1
Subtotal reportable segments	33.6	37.7

Corporate (*)	(7.3)	(7.3)
Consolidated operating income	26.3	30.4

Interest income	2.3	3.6
Interest expense	(6.6)	(6.3)
Minority interest	1.2	0.3
Other	(2.2)	(0.8)
Income from continuing operations before income taxes	$21.0	$27.2

Identifiable Assets
North America	$1,020.2	$1,042.8
Europe	593.2	526.0
China	135.0	124.8
Consolidated identifiable assets	$1,748.4	$1,693.6

Long-Lived Assets
North America	$98.5	$99.1
Europe	96.5	78.5
China	37.3	28.0
Consolidated long-lived assets	$232.3	$205.6

Capital Expenditures
North America	$1.9	$2.9
Europe	3.9	2.6
China	2.5	0.7
Consolidated capital expenditures	$8.3	$6.2

Depreciation and Amortization
North America	$4.6	$4.4
Europe	3.9	4.5
China	1.5	1.5
Consolidated depreciation and amortization	$10.0	$10.4

*                      Corporate expenses are primarily for compensation expense, Sarbanes-Oxley compliance, professional fees, including legal and audit expenses, shareholder services and benefit administration costs. These costs are not allocated to the geographic segments as they are viewed as corporate functions that support all activities.

The above operating segments are presented on a basis consistent with the presentation included in the Company’s December 31, 2007 financial statements included in its Annual Report on Form 10-K.

The North American segment consists of U.S. net sales of $195.5 million and $204.1 million for the first quarters of 2008 and 2007, respectively. The North American segment also consists of U.S. long-lived assets of $91.1 million and $92.5 million at March 30, 2008 and April 1, 2007, respectively.

Intersegment sales for the first quarter ended March 30, 2008 for North America, Europe and China were $1.4 million, $1.3 million and $27.9 million, respectively.  Intersegment sales for the first quarter ended April 1, 2007 for North America, Europe and China were $2.0 million, $1.3 million and $22.0 million, respectively.

8. Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of the following:

	Foreign Currency Translation	Pension Adjustment	Accumulated Other Comprehensive Income
	(in millions)

Balance December 31, 2007	$77.2	$(8.5)	$68.7
Change in period	25.1	0.1	25.2
Balance March 30, 2008	$102.3	$(8.4)	$93.9

Balance December 31, 2006	$38.1	$(12.7)	$25.4
Change in period	3.2	1.5	4.7
Balance April 1, 2007	$41.3	$(11.2)	$30.1

Accumulated other comprehensive income in the consolidated balance sheets as of March 30, 2008 and April 1, 2007 consists primarily of cumulative translation adjustments and pension related prior service costs and net actuarial loss.  The Company’s total comprehensive income was as follows:

	First Quarter Ended
	March 30, 2008	April 1, 2007
	(in millions)

Net income	$13.7	$20.0
Foreign currency translation adjustments and other	25.2	3.2
Total comprehensive income	$38.9	$23.2

9. Debt

The Company’s revolving credit facility provides for multi-currency unsecured borrowings and stand-by letters of credit of up to $350.0 million and expires in April 2011. Borrowings outstanding under the revolving credit facility bear interest at a fluctuating rate per annum equal to an applicable percentage equal to (i) in the case of Eurocurrency rate loans, the British Bankers Association LIBOR rate plus an applicable percentage of 0.625%, which is determined by reference to the Company’s consolidated leverage ratio and debt rating, or (ii) in the case of base rate loans and swing line loans, the higher of (a) the federal funds rate plus 0.5% and (b) the rate of interest in effect for such day as announced by Bank of America, N.A. as its “prime rate.” For the first quarter of 2008, the average interest rate under the revolving credit facility for euro-based borrowings was approximately 5.3%. The revolving credit facility includes operational and financial covenants customary for facilities of this type, including, among others, restrictions on additional indebtedness, liens and investments and maintenance of certain leverage ratios. As of March 30, 2008, the Company was in compliance with all covenants related to the revolving credit facility; had $230.9 million of unused and potentially available credit under the revolving credit facility; had no U.S dollar denominated debt and $85.3 million of euro-based borrowings outstanding on its revolving credit facility; and had $33.8 million for stand-by letters of credit outstanding on its revolving credit facility.

10.  Contingencies and Environmental Remediation

As disclosed in Part I, Item 1, “Product Liability, Environmental and Other Litigation Matters” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the Company is a party to litigation described as the James Jones Litigation and is also engaged in certain environmental remediation.  There have been no material developments with respect to the Company’s contingencies and environmental remediation proceedings during the first quarter ended March 30, 2008.

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

Effective January 1, 2007, the Company early-adopted the measurement date (the date at which plan assets and the benefit obligation are measured) provisions of FAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (FAS 158). Under FAS 158, the measurement date is required to be the company’s fiscal year-end. The Company’s pension plans previously used a September 30 measurement date. All plans are now measured as of December 31, consistent with the Company’s fiscal year-end. The non-cash effect of the adoption of the measurement date provisions of FAS 158 at January 1, 2007 was not material and there was no effect on the Company’s results of operations.

The components of net periodic benefit cost are as follows:

	First Quarter Ended
	March 30, 2008	April 1, 2007
	(in millions)
Service cost—benefits earned	$0.9	$1.0
Interest costs on benefits obligation	1.2	1.1
Expected return on assets	(1.2)	(1.1)
Prior service costs and net actuarial loss amortization	0.1	0.2
Net periodic benefit cost	$1.0	$1.2

The information related to the Company’s pension funds cash flow is as follows:

	First Quarter Ended
	March 30, 2008	April 1, 2007
	(in millions)

Employer contributions	$0.1	$—

Expected contributions for the remainder of 2008 are $3.3 million.

12.  Subsequent Events

On April 9, 2008, the Company announced it signed a definitive agreement to acquire Blücher Metal A/S (Blücher) located in Vildbjerg, Denmark, in a share purchase transaction. Under the terms of the purchase agreement, the Company will pay approximately $180.0 million in cash to purchase 100% of the share capital of Blücher on a debt/cash free basis, subject to a post-closing working capital adjustment. The Company intends to fund the transaction with available cash on hand. The acquisition of Blücher is expected to close by the end of the second quarter of 2008. The consummation of the acquisition is subject to customary closing conditions, including the approval of merger control authorities in Europe.

On May 1, 2008, the Company entered into forward contracts with a May 29, 2008 value date, to sell $180.0 million and buy approximately €116.5 million. The euros will be contributed to Watts Industries Europe to fund the Blücher acquisition.

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

Our business is reported in three geographic segments: North America, Europe and China. We distribute our products through three primary distribution channels: wholesale, do-it-yourself (DIY) and original equipment manufacturers (OEMs). Interest rates have an indirect effect on the demand for our products due to the effect such rates have on the number of new residential and commercial construction starts and remodeling projects. All three of these activities have an impact on our levels of sales and earnings. An additional factor that has had an effect on our sales is fluctuation in foreign currencies, as a portion of our sales and certain portions of our costs, assets and liabilities are denominated in currencies other than the U.S. dollar.

Our first quarter results were negatively affected by a stagnant residential construction market, slowing growth in the commercial construction market and a general slowing of the U.S. and European economies. We currently expect these economic conditions will continue through 2008. We believe that the factors relating to our future growth include our ability to continue to make selective acquisitions, both in our core markets as well as in new complementary markets, regulatory requirements relating to the quality and conservation of water, increased demand for clean water with continued enforcement of plumbing and building codes and a healthy economic environment. We have completed 31 acquisitions since divesting our industrial and oil and gas business in 1999. Our acquisition strategy focuses on businesses that manufacture preferred brand name products that address our themes of water quality, water conservation, water safety and water flow control and related complementary markets. We target businesses that will provide us with one or more of the following: an entry into new markets, an increase in shelf space with existing customers, a new or improved technology or an expansion of the breadth of our water quality, water conservation, water safety and water flow control products for the residential and commercial markets.

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

We require substantial amounts of raw materials to produce our products, including bronze, brass, cast iron, steel and plastic, and substantially all of the raw materials we require are purchased from outside sources. We have experienced increases in the costs of certain raw materials, particularly copper. Bronze and brass are copper-based alloys. The daily spot price of copper increased approximately 23% from December 31, 2007 to April 24, 2008. The weekly spot rate for gray and ductile iron increased approximately 42% and 49%, respectively, from December 31, 2007 to April 24, 2008.

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

Another risk we face in all areas of our business is competition. We consider brand preference, engineering specifications, code requirements, price, technological expertise, delivery times and breadth of product offerings to be the primary competitive factors. As mentioned previously, we believe that the product development, product testing capability and investment in plant and equipment needed to manufacture products in compliance with code requirements, represent a barrier to entry for competitors. We are committed to maintaining our capital equipment at a level consistent with current technologies, and thus we spent approximately $37.8 million in 2007 and expect to spend approximately $35.0 million during 2008.

Acquisitions

On November 9, 2007, we acquired the assets and business of Topway Global Inc. (Topway) located in Brea, California for approximately $18.4 million, of which $0.3 million in transaction costs remains to be paid. Topway sells a wide variety of water softeners, point of entry filter units, and point of use drinking water systems for residential, commercial and industrial applications.

Recent Developments

On April 9, 2008, we announced that we signed a definitive agreement to acquire Blücher Metal A/S (Blücher) located in Vildbjerg, Denmark, in a share purchase transaction. Under the terms of the purchase agreement, we will pay approximately $180.0 million in cash to purchase 100% of the share capital of Blücher on a debt/cash free basis, subject to a post-closing working capital adjustment. We intend to fund the transaction with available cash on hand. The acquisition of Blücher is expected to close by the end of the second quarter of 2008. The consummation of the acquisition is subject to customary closing conditions, including the approval of merger control authorities in Europe.

On May 1, 2008, we entered into forward contracts with a May 29, 2008 value date, to sell $180.0 million and buy approximately €116.5 million. The euros will be contributed to Watts Industries Europe to fund the Blücher acquisition.

Results of Operations

First Quarter Ended March 30, 2008 Compared to First Quarter Ended April 1, 2007

Net Sales.  Our business is reported in three geographic segments: North America, Europe and China. Our net sales in each of these segments for each of the first quarters of 2008 and 2007 were as follows:

	First Quarter Ended March 30, 2008		First Quarter Ended April 1, 2007			% Change to Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales
	(dollars in millions)
North America	$211.4	61.4%	$218.3	63.1%	$(6.9)	(2.0)%
Europe	122.7	35.7	115.6	33.4	7.1	2.1
China	9.9	2.9	12.2	3.5	(2.3)	(0.7)
Total	$344.0	100%	$346.1	100%	$(2.1)	(0.6)%

The increase (decrease) in net sales is attributable to the following:

					Change As a % of Consolidated Net Sales				Change As a % of Segment Net Sales
	North America	Europe	China	Total	North America	Europe	China	Total	North America	Europe	China
	(dollars in millions)
Organic	$(13.2)	$(7.7)	$(3.1)	$(24.0)	(3.8)%	(2.2)%	(0.9)%	(6.9)%	(6.1)%	(6.7)%	(25.4)%
Foreign exchange	2.2	14.8	0.8	17.8	0.6	4.3	0.2	5.1	1.0	12.8	6.5
Acquisitions	4.1	—	—	4.1	1.2	—	—	1.2	1.9	—	—
Total	$(6.9)	$7.1	$(2.3)	$(2.1)	(2.0)%	2.1%	(0.7)%	(0.6)%	(3.2)%	6.1%	(18.9)%

The organic decline in net sales in North America was primarily due to decreased unit sales partially offset by price increases and selected product roll-outs. Organic sales into the North American wholesale market in the first quarter of 2008 declined by 5.0% compared to the first quarter of 2007. This was primarily due to decreased unit sales in most of our product lines. Organic sales into the North American DIY market in the first quarter of 2008 decreased by 9.7% compared to the first quarter of 2007 primarily due to decreased unit sales, partially offset by price increases and new product roll-outs.  The acquired growth in North America is due to the inclusion of sales from Topway.

Organic net sales declined in Europe primarily due to decreased sales in the European wholesale market. Our sales into the European wholesale market in the first quarter of 2008 declined by 13.6% while our sales into the European OEM market remained relatively flat compared to the first quarter of 2007.

Organic net sales declined in China primarily due to decreased sales in both the Chinese domestic and export markets. Our sales from China were affected by a plant relocation, and by a labor dispute and severe weather, affecting product shipments at two other locations.

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

Gross Profit. Gross profit and gross profit as a percent of net sales (gross margin) for the first quarters of 2008 and 2007 were as follows:

	First Quarter Ended
	March 30, 2008	April 1, 2007	Point Change
	(dollars in millions)
Gross profit	$114.4	$114.7
Gross margin	33.2%	33.1%	0.1%

Gross margin remained relatively flat in the first quarter of 2008 compared to first quarter of 2007. The North American margin increased to 34.5% for the first quarter of 2008 from 32.9% for the first quarter of 2007 due to realized sales price increases. The European margin remained relatively flat for the comparable first quarter at 31.5% primarily due to higher margins contributed by price increases that were offset by increased material costs and a shift in sales to lower margin products primarily in the OEM market. Our China segment’s gross margin decreased for the first quarter of 2008 primarily due to higher material costs, underutilized capacity in certain locations primarily due to the relocation of our joint venture facility, severe weather and a labor dispute and value added tax increases.

Selling, General and Administrative Expenses.  Selling, General and Administrative, or SG&A, expenses for the first quarter of 2008 increased $3.0 million, or 3.6%, compared to the first quarter of 2007.  The increase in SG&A expenses was attributable to the following:

	(in millions)	% Change

Organic	$(1.7)	(2.0)%
Foreign exchange	3.7	4.4
Acquisitions	1.0	1.2
Total	$3.0	3.6%

The organic decrease in SG&A expenses was primarily due to decreased variable selling expenses due to lower shipments.  The increase in SG&A expenses from foreign exchange was primarily due to the appreciation of the euro against the U.S. dollar.  The increase in SG&A expenses from acquisitions was due to the inclusion of Topway. Total SG&A expenses, as a percentage of sales, were 25.3% in the first quarter of 2008 compared to 24.3% in the first quarter of 2007.

Restructuring and Other Charges. In the first quarter of 2008, we recorded  $1.0 million for severance and relocation costs in North America and China.  In the first quarter of 2007, we recorded $0.2 million of accelerated depreciation related to the relocation of our 60% owned Chinese joint venture.

Operating Income.  Operating income by geographic segment for the first quarters of 2008 and 2007 was as follows:

				% Change to
	First Quarter Ended			Consolidated
	March 30,	April 1,		Operating
	2008	2007	Change	Income
	(dollars in millions)
North America	$20.6	$21.2	$(0.6)	(2.0)%
Europe	14.4	14.4	—	—
China	(1.4)	2.1	(3.5)	(11.5)
Corporate	(7.3)	(7.3)	—	—
Total	$26.3	$30.4	$(4.1)	(13.5)%

The increase (decrease) in operating income is attributable to the following:

						Change					Change
						As a % of Consolidated Operating Income					As a % of Segment Operating Income
	North America	Europe	China	Corp.	Total	North America	Europe	China	Corp.	Total	North America	Europe	China	Corp.
	(dollars in millions)
Organic	$0.1	$(1.7)	$(3.3)	$—	$(4.9)	0.3%	(5.6)%	(10.9)%	—%	(16.1)%	0.5%	(11.8)%	(157.1)%	—%
Foreign exchange	0.4	1.7	(0.1)	—	2.0	1.3	5.6	(0.3)	—	6.6	1.9	11.8	(4.8)	—
Acquisitions	(0.3)	—	—	—	(0.3)	(1.0)	—	—	—	(1.0)	(1.4)	—	—	—
Restructuring/other	(0.8)	—	(0.1)	—	(0.9)	(2.6)	—	(0.3)	—	(3.0)	(3.8)	—	(4.8)	—
Total	$(0.6)	$—	$(3.5)	$—	$(4.1)	(2.0)%	—%	(11.5)%	—%	(13.5)%	(2.8)%	—%	(166.7)%		%

The North American organic operating income remained flat primarily due to price increases and reduced SG&A costs that offset unit volume decreases and increased material costs.  The acquired growth in North America is due to the inclusion of the operating income of Topway. In the first quarter of 2008, we recorded $0.8 million primarily for plant relocation costs and severance costs related to our global restructuring program and we did not record any costs in the first quarter of 2007.

The decrease in organic operating income in Europe was primarily due to lower unit volume and increased material costs, partially offset by price increases and reduced SG&A costs. The increase in operating income from foreign exchange was primarily due to the appreciation of the euro against the U.S. dollar. We cannot predict whether the euro will continue to appreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our operating income.

The decrease in organic operating income in China was primarily due to increased material costs and underutilized capacity in certain locations primarily due to the relocation of our joint venture facility, severe weather and a labor dispute. In the first quarter of 2008, we recorded $0.5 million for asset write-downs and accelerated depreciation related to our global restructuring program compared to $0.3 million for the comparable period of 2007.

The first quarter operating loss in Corporate remained flat compared to last year’s comparable quarter primarily due to the timing of increased costs to comply with Section 404 of the Sarbanes-Oxley Act of 2002 offset by decreased stock-based compensation, pension and environmental costs.

Interest Income.   Interest income decreased $1.3 million, or 36.1%, in the first quarter of 2008 compared to the first quarter of 2007, primarily due to cash used to fund the stock buy-back program initiated in November 2007.

Interest Expense.  Interest expense increased $0.3 million, or 4.8%, for the first quarter of 2008 compared to the first quarter of 2007, primarily due to an increase in the average variable rates charged on the revolving credit facility.

Other (Income) Expense.  Other expense increased $1.4 million for the first quarter of 2008 compared to the first quarter of 2007, primarily due to foreign currency transaction losses. Foreign currency transaction losses increased in China, Europe and Canada in the first quarter of 2008 compared to the first quarter of 2007.

Income Taxes. Our effective tax rate for continuing operations increased to 33.9% in the first quarter of 2008 from 26.4% in the first quarter of 2007. The increase was primarily due to a one-time benefit associated with a refund of withholding taxes in Italy in 2007 that did not recur in 2008 and a decrease in the percentage of income from China, which has a lower effective tax rate than our overall rate.

Income From Continuing Operations.  Income from continuing operations for the first quarter of 2008 decreased $6.1 million, or 30.5%, to $13.9 million, or $0.37 per common share, from $20.0 million, or $0.51 per common share, for the first quarter of 2007, in each case, on a diluted basis.   Income from continuing operations for the first quarters of 2008 and 2007 included costs, net of tax, from our restructuring plan of $0.8 million, or $0.02 per common share, and $0.1 million, or $0.00 per common share, respectively. Income from continuing operations for the first quarter of 2007 includes a tax refund of $1.9 million, or $0.05 per common share. The appreciation of the euro, yuan and Canadian dollar against the U.S. dollar resulted in a positive impact on income from continuing operations of $0.03 per common share for the first quarter of 2008 compared to the comparable period last year. We cannot predict whether the euro, Canadian dollar or yuan will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net income.

Loss From Discontinued Operations.  The loss from discontinued operations was primarily attributable to legal fees associated with the James Jones Litigation, as described in Part I, Item 1, “Business-Product Liability, Environmental and Other Litigation Matters” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Liquidity and Capital Resources

We generated $14.8 million of cash from operating activities in the first quarter of 2008 as compared to a $13.5 million use of cash in the first quarter of 2007.  With management’s focus in 2008 on working capital management, net working capital cash outflows have decreased from $43.4 million in the first quarter of 2007, to a net working capital cash outflow of $3.5 million in the first quarter of 2008, a $39.9 million positive change.  This change was offset to some extent by lower income from continuing operations.

We generated $12.0 million of net cash from investing activities for the first quarter of 2008. We received proceeds of $26.6 million from the sale of auction rate securities. We invested $8.3 million in capital equipment.  For the remainder of fiscal year 2008, we expect to invest approximately $26.7 million for manufacturing machinery and equipment as part of our ongoing commitment to improve our manufacturing capabilities. We paid $3.8 million for earn-out payments related to acquisitions from prior years.

As of March 30, 2008, we held $15.0 million in investments with an auction reset feature, or auction rate securities. Since December 31, 2007, we have reduced our exposure to auction rate securities by $24.0 million.  The fair value of these securities was estimated to approximate par value as of March 30, 2008.  Any future change in fair value will be recorded as a component of comprehensive income (loss) in the consolidated statement of changes in shareholders’ equity, as any decline in fair value is considered to be temporary. At the time of purchase, all the auction rate securities carried an AAA credit rating.  The auction rate securities we currently hold are all long-term debt obligations secured by municipal bonds and student loans, and with one exception, carry an AAA credit rating.  The value of our auction rate securities that have AAA credit ratings totals $13.0 million and the value with a BBB credit rating is $2.0 million.

Liquidity for these auction rate securities is typically provided by an auction process, which allows holders to sell their notes, and resets the applicable interest rate at pre-determined intervals, usually every 7 to 35 days. Each of the auction rate securities in our investment portfolio as of March 30, 2008 has experienced a failed auction. There is no assurance that future auctions for these securities will succeed. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction, the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar short-term instruments. The securities for which auctions have failed will continue to earn interest at the contractual rate and be auctioned every 7 to 35 days until the auction succeeds, the issuer calls the securities or they mature. As a result, our ability to liquidate and fully recover the carrying value of our auction rate securities in the near term may be limited or not exist. All of our investments were classified as long-term as of March 30 2008 due to uncertainties of the timing of liquidation.  We do not believe our inability to sell these investments in the near-term is significant to our overall liquidity.

We used $45.6 million of net cash from financing activities for the first quarter of 2008. This was primarily due to payments for our stock repurchase program, payments of debt and dividend payments, partially offset by increased borrowings under our line of credit.

Our $350.0 million revolving credit facility with a syndicate of banks is being used to support our acquisition program, working capital requirements and for general corporate purposes. Outstanding indebtedness under the revolving credit facility bears interest at a rate determined by the type of loan plus an applicable margin determined by our debt rating, depending on the applicable base rate and our bond rating. For the first quarter of 2008 the average interest rate under the revolving credit facility for euro-based borrowings was approximately 5.3%. There were no U.S. dollar borrowings at March 30, 2008. The revolving credit facility includes operational and financial covenants customary for facilities of this type, including, among others, restrictions on additional indebtedness, liens and investments and maintenance of certain leverage ratios. As of March 30, 2008, we were in compliance with all covenants related to the revolving credit facility, had $230.9 million of unused and potentially available credit under the revolving credit facility and had $85.3 million of euro-based borrowings outstanding and $33.8 million for stand-by letters of credit outstanding on our revolving credit facility.

Working capital (defined as current assets less current liabilities) as of March 30, 2008 was $651.0 million compared to $667.0 million as of December 31, 2007. This decrease was primarily due to decreases in cash and investment securities. Cash and cash equivalents decreased to $273.0 million as of March 30, 2008 compared to $290.3 million as of December 31, 2007 primarily due to payments for our stock repurchase program. The ratio of current assets to current liabilities was 3.1 to 1 as of March 30, 2008 compared to 3.3 to 1 as of December 31, 2007.

We anticipate that available funds from current operations, existing cash and other sources of liquidity will be sufficient to meet current operating requirements and anticipated capital expenditures for at least the next 12 months. However, we may have to consider external sources of financing for any large future acquisitions.

Our contractual obligations as of March 30, 2008 are presented in the following table:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Long-term debt obligations, including current maturities (a)	$436.9	$1.1	$50.5	$85.3	$300.0
Operating lease obligations	29.4	7.0	10.4	5.0	7.0
Capital lease obligations (a)	17.5	1.4	3.1	3.0	10.0
Pension contributions	14.4	4.1	1.2	0.1	9.0
Interest (b)	159.9	25.0	48.2	36.7	50.0
Other (c) (d)	211.0	207.1	1.7	0.9	1.3

Total	$869.1	$245.7	$115.1	$131.0	$377.3

(a)  as recognized in the consolidated balance sheet

(b)  assumes the balance on the revolving credit facility remains at $85.3 million and the interest rate remains at approximately 5.3% for the presented periods

(c)  includes acquisition, commodity and capital expenditure commitments and other benefits at March 30, 2008

(d) On April 9, 2008, we announced that we signed a definitive agreement to acquire Blücher Metal A/S (Blücher) located in Vildbjerg, Denmark, in a share purchase transaction for approximately $180.0 million in cash.

We maintain letters of credit that guarantee our performance or payment to third parties in accordance with specified terms and conditions. Amounts outstanding were approximately $45.5 million as of March 30, 2008 and $45.0 million as of December 31, 2007. Our letters of credit are primarily associated with insurance coverage and to a lesser extent foreign purchases and generally expire within one year of issuance. These instruments may exist or expire without being drawn down, therefore they do not necessarily represent future cash flow obligations.

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

Application of Critical Accounting Policies and Key Estimates

The preparation of our consolidated financial statements in accordance with United States (U.S.) Generally Accepted Accounting Principles (GAAP) requires management to make judgments, assumptions and estimates that affect the amounts reported. A critical accounting estimate is an assumption about highly uncertain matters and could have a material effect on the consolidated financial statements if another, also reasonable, amount were used, or, a change in the estimate is reasonably likely from period to period. We base our assumptions on historical experience and on other estimates that we believe are reasonable under the circumstances. Actual results could differ significantly from these estimates.  There were no changes in accounting policies or significant changes in accounting estimates during the first quarter of 2008.

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

Intangible assets such as purchased technology are generally recorded in connection with a business acquisition. Values assigned to intangible assets are determined based on estimates and judgments regarding expectations of the success and life cycle of products and technology acquired.

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

Legal contingencies

We are a defendant in numerous legal matters including those involving environmental law and product liability as described in Part I, Item 1, “ Business - Product Liability, Environmental and Other Litigation Matters” in our Annual Report on Form 10-K for the year ended December 31, 2007.  As required by Financial Accounting Standards Board Statement No. 5 “Accounting for Contingencies” (FAS 5), we determine whether an estimated loss from a loss contingency should be accrued by assessing whether a loss is deemed probable and the loss amount can be reasonably estimated, net of any applicable insurance proceeds. Estimates of potential outcomes of these contingencies are developed in consultation with outside counsel. While this assessment is based upon all available information, litigation is inherently uncertain and the actual liability to fully resolve this litigation cannot be predicted with any assurance of accuracy. Final settlement of these matters could possibly result in significant effects on our results of operations, cash flows and financial position.

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

Our foreign subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials and are denominated in European currencies or the U.S. or Canadian dollar. We use foreign currency forward exchange contracts to manage the risk related to intercompany purchases that occur during the course of a year and certain open foreign currency denominated commitments to sell products to third parties. For 2008 and 2007, the amounts recorded in other (income) expense for the change in the fair value of such contracts was immaterial.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended March 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  In connection with these rules, we will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Part II.  OTHER INFORMATION

Item l.   Legal Proceedings

As disclosed in Part I, Item 1, “Product Liability, Environmental and Other Litigation Matters” of our Annual Report on Form 10-K for the year ended December 31, 2007, we are a party to litigation described as the James Jones Litigation and are also engaged in certain environmental remediation. There have been no material developments with respect to our contingencies and environmental remediation proceedings during the quarter ended March 30, 2008.

Item 1A.  Risk Factors

This report includes statements which are not historical facts and are considered forward looking within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements reflect Watts Water Technologies, Inc.’s current views about future results of operations and other forward-looking information.  In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will” and “would” or similar words. You should not rely on forward-looking statements because Watts’ actual results may differ materially from those indicated by these forward-looking statements as a result of a number of important factors.  These factors include, but are not limited to, the following:  the failure to meet, or delays in meeting, the closing conditions for the Blücher acquisition, shortages in and pricing of raw materials and supplies including recent cost increases by suppliers of raw materials and our ability to pass these costs on to customers, loss of market share through competition, introduction of competing products by other companies, pressure on prices from competitors, suppliers, and/or customers, the identification and disclosure of material weaknesses in our internal control over financial reporting, failure to expand our markets through acquisitions, failure or delay in developing new products, lack of acceptance of new products, failure to manufacture products that meet required performance and safety standards, foreign exchange rate fluctuations, cyclicality of industries, such as plumbing and heating wholesalers and home improvement retailers, in which we market certain of our products, economic factors, such as the levels of housing starts and remodeling, affecting the markets in which our products are sold, manufactured, or marketed, environmental compliance costs, product liability risks, the results and timing of our manufacturing restructuring plan, changes in the status of current litigation, including the James Jones case, and other risks and uncertainties discussed under the heading “Item 1 A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities Exchange Commission and other reports we file from time to time with the Securities and Exchange Commission.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We satisfy the minimum withholding tax obligation due upon the vesting of shares of restricted stock and the conversion of restricted stock units into shares of Class A Common Stock by automatically withholding from the shares being issued a number of shares with an aggregate fair market value on the date of such vesting or conversion that would satisfy the withholding amount due.

The following table includes information with respect to shares of our Class A Common Stock withheld to satisfy withholding tax obligations during the three-month period ended March 30, 2008.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2008 – January 27, 2008	—	—	—	—
January 28, 2008 – February 24, 2008	916	$28.84	—	—
February 25, 2008 – March 30, 2008	25,644	$28.51	—	—
Total	26,560	$28.52	—	—

The following table includes information with respect to the repurchases of our Class A Common Stock during the three-month period ended March 30, 2008.

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2008 – January 27, 2008	878,534	$27.35	878,534	1,254,015
January 28, 2008 – February 24, 2008	490,700	$28.87	490,700	763,315
February 25, 2008 – March 30, 2008	—	—	—	763,315
Total	1,369,234	$27.89	1,369,234	763,315

(1) On November 9, 2007, the Company announced that its Board of Directors had authorized a stock repurchase program. Under the program, the Company may repurchase up to an aggregate of 3.0 million shares of its Class A Common Stock in open market purchases or in privately negotiated transactions.

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

WATTS WATER TECHNOLOGIES, INC.

Date:	May 8, 2008	By:	/s/ Patrick S. O’Keefe
Patrick S. O’Keefe
Chief Executive Officer

Date:	May 8, 2008	By:	/s/ William C. McCartney
William C. McCartney
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description

2.1	Share purchase agreement dated as of April8, 2008 between Blücher Metal A/S and Watts Denmark Holding A/S (1)

3.1	Restated Certificate of Incorporation, as amended (2)

3.2	Amended and Restated By-Laws, as amended (3)

10.1	Resignation Agreement dated February 14, 2008 between the Registrant and Paul A. Lacourciere

11	Statement Regarding Computation of Earnings per Common Share (4)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-11499) dated April 8, 2008.

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-11499) for the quarter ended July 3, 2005.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-11499) dated February 5, 2007.

(4)	Incorporated by reference to Note 6 to the Notes to Consolidated Financial Statements included in this Report.