Form 10-Q
period 2008-06-29
WATTS WATER TECHNOLOGIES INC
filed 2008-08-07
CIK 795403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 29, 2008

or

☐  Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number 001-11499

WATTS WATER TECHNOLOGIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-2916536
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)

815 Chestnut Street, North Andover, MA	01845
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2008
Class A Common Stock, $0.10 par value	29,183,472

Class B Common Stock, $0.10 par value	7,293,880

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share information)

(Unaudited)

	June 29,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$109.5	$290.3
Short-term investment securities	—	22.0
Trade accounts receivable, less allowance for doubtful accounts of $18.4 million at June 29, 2008 and $14.9 million at December 31, 2007	290.8	235.7
Inventories, net:
Raw materials	125.4	108.9
Work in process	53.5	45.7
Finished goods	198.2	187.0
Total Inventories	377.1	341.6
Prepaid expenses and other assets	17.9	18.6
Deferred income taxes	50.8	38.1
Assets of discontinued operations	10.8	10.4
Total Current Assets	856.9	956.7
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	496.4	437.4
Accumulated depreciation	(236.2)	(213.7)
Property, plant and equipment, net	260.2	223.7
OTHER ASSETS:
Goodwill	475.4	385.8
Long-term investment securities	10.3	17.0
Other, net	227.9	146.1
TOTAL ASSETS	$1,830.7	$1,729.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$149.6	$108.0
Accrued expenses and other liabilities	112.3	113.6
Accrued compensation and benefits	43.8	38.2
Current portion of long-term debt	9.1	1.3
Liabilities of discontinued operations	29.1	28.6
Total Current Liabilities	343.9	289.7
LONG-TERM DEBT, NET OF CURRENT PORTION	428.4	432.2
DEFERRED INCOME TAXES	72.1	42.9
OTHER NONCURRENT LIABILITIES	48.6	45.6
MINORITY INTEREST	—	3.4
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Class A Common Stock, $0.10 par value; 80,000,000 shares authorized; 1 vote per share; issued and outstanding, 29,361,172 shares at June 29, 2008 and 30,600,056 shares at December 31, 2007	2.9	3.1
Class B Common Stock, $0.10 par value; 25,000,000 shares authorized; 10 votes per share; issued and outstanding, 7,293,880 shares at June 29, 2008 and December 31, 2007	0.7	0.7
Additional paid-in capital	383.9	377.6
Retained earnings	451.8	465.4
Accumulated other comprehensive income	98.4	68.7
Total Stockholders’ Equity	937.7	915.5
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,830.7	$1,729.3

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in millions, except per share information)

(Unaudited)

	Second Quarter Ended
	June 29, 2008	July 1, 2007
Net sales	$389.0	$350.4
Cost of goods sold	256.3	235.8
GROSS PROFIT	132.7	114.6
Selling, general & administrative expenses	96.5	84.0
Restructuring and other charges	1.0	0.3
OPERATING INCOME	35.2	30.3
Other (income) expense:
Interest income	(1.3)	(3.6)
Interest expense	6.7	6.7
Minority interest	(0.7)	(0.8)
Other	1.4	0.3
	6.1	2.6
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	29.1	27.7
Provision for income taxes	9.1	10.0
INCOME FROM CONTINUING OPERATIONS	20.0	17.7
Income (loss) from discontinued operations, net of taxes	(0.2)	0.1
NET INCOME	$19.8	$17.8

BASIC EPS
Income per share:
Continuing operations	$0.55	$0.46
Discontinued operations	(0.01)	—
NET INCOME	$0.54	$0.46
Weighted average number of shares	36.6	38.7

DILUTED EPS
Income per share:
Continuing operations	$0.54	$0.45
Discontinued operations	(0.01)	—
NET INCOME	$0.54	$0.46
Weighted average number of shares	36.8	39.0

Dividends per share	$0.11	$0.10

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in millions, except per share information)

(Unaudited)

	Six Months Ended
	June 29, 2008	July 1, 2007
Net sales	$733.0	$696.5
Cost of goods sold	485.9	467.2
GROSS PROFIT	247.1	229.3
Selling, general & administrative expenses	183.6	168.1
Restructuring and other charges	2.0	0.5
OPERATING INCOME	61.5	60.7
Other (income) expense:
Interest income	(3.6)	(7.2)
Interest expense	13.3	13.0
Minority interest	(1.9)	(1.1)
Other	3.6	1.1
	11.4	5.8
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	50.1	54.9
Provision for income taxes	16.2	17.2
INCOME FROM CONTINUING OPERATIONS	33.9	37.7
Income (loss) from discontinued operations, net of taxes	(0.4)	0.1
NET INCOME	$33.5	$37.8

BASIC EPS
Income per share:
Continuing operations	$0.92	$0.98
Discontinued operations	(0.01)	—
NET INCOME	$0.91	$0.98
Weighted average number of shares	36.8	38.6

DILUTED EPS
Income per share:
Continuing operations	$0.92	$0.97
Discontinued operations	(0.01)	—
NET INCOME	$0.91	$0.97
Weighted average number of shares	37.0	39.0

Dividends per share	$0.22	$0.20

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Six Months Ended
	June 29, 2008	July 1, 2007
OPERATING ACTIVITIES
Net income	$33.5	$37.8
Less: Income (loss) from discontinued operations	(0.4)	0.1
Income from continuing operations	33.9	37.7
Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
Depreciation	15.5	14.2
Amortization	6.0	5.6
Loss on disposal and impairment of property, plant and equipment and other	0.4	0.5
Stock-based compensation	2.8	3.0
Deferred income tax benefit	(10.8)	(3.2)
Changes in operating assets and liabilities, net of effects from business acquisitions and divestures:
Accounts receivable	(26.4)	(26.0)
Inventories	(4.7)	(31.8)
Prepaid expenses and other assets	4.4	(3.4)
Accounts payable, accrued expenses and other liabilities	19.7	3.2
Net cash provided by (used in) continuing operating activities	40.8	(0.2)
INVESTING ACTIVITIES
Additions to property, plant and equipment	(14.7)	(15.1)
Proceeds from the sale of property, plant and equipment	0.2	0.4
Investments in securities	(2.6)	(7.5)
Proceeds from sale of securities	31.4	0.1
Increase in other assets	—	(0.5)
Business acquisitions, net of cash acquired	(174.3)	(4.6)
Net cash used in investing activities	(160.0)	(27.2)
FINANCING ACTIVITIES
Proceeds from long-term debt	14.8	38.3
Payments of long-term debt	(33.0)	(22.3)
Payment of capital leases	(0.8)	(0.9)
Proceeds from share transactions under employee stock plans	1.3	0.8
Tax benefit of stock awards exercised	—	1.3
Payments to repurchase common stock	(38.3)	—
Dividends	(8.2)	(7.8)
Net cash (used in) provided by financing activities	(64.2)	9.4
Effect of exchange rate changes on cash and cash equivalents	2.7	3.2
Net cash used in operating activities of discontinued operations	(0.1)	(0.8)

DECREASE IN CASH AND CASH EQUIVALENTS	(180.8)	(15.6)
Cash and cash equivalents at beginning of period	290.3	343.0
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$109.5	$327.4

NON-CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of business:
Fair value of assets acquired	$235.6	$3.5
Cash paid, net of cash acquired	174.3	4.6
Liabilities assumed (assets acquired)	$61.3	$(1.1)
Issuance of stock under management stock purchase plan	$1.3	$1.6

CASH PAID FOR:
Interest	$14.2	$13.7
Taxes	$24.8	$21.7

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the Watts Water Technologies, Inc. Consolidated Balance Sheet as of June 29, 2008, the Consolidated Statements of Operations for the second quarter and six months ended June 29, 2008 and the second quarter and six months ended July 1, 2007, and the Consolidated Statements of Cash Flows for the six months ended June 29, 2008 and the six months ended July 1, 2007.

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

The Company operates on a 52-week fiscal year ending on December 31st.  Any second quarter data contained in this Quarterly Report on Form 10-Q reflects the results of operations for the 13-week period ended on the Sunday nearest June 30th of the respective year.

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

Goodwill and Long-Lived Assets

The changes in the carrying amount of goodwill by geographic segment from December 31, 2007 to June 29, 2008 are as follows:

	North America	Europe	China	Total
	(in millions)

Carrying amount at the beginning of period	$211.0	$162.4	$12.4	$385.8
Acquired goodwill during the period	—	74.4	3.3	77.7
Adjustments to goodwill during the period	0.1	—	(0.5)	(0.4)
Effect of change in exchange rates used for translation	(0.2)	11.8	0.7	12.3
Carrying amount at end of period	$210.9	$248.6	$15.9	$475.4

Other intangible assets include the following and are presented in “Other Assets: Other, net” in the June 29, 2008 Consolidated Balance Sheet:

	Gross Carrying Amount	Accumulated Amortization
	(in millions)

Patents	$31.6	$(6.8)
Customer relationships	126.8	(18.5)
Technology	7.5	(3.0)
Other	19.8	(6.3)
Total amortizable intangibles	185.7	(34.6)
Intangible assets not subject to amortization	65.6	—
Total	$251.3	$(34.6)

Aggregate amortization expense for amortizable intangible assets for the second quarters of 2008 and 2007 was $3.4 million and $2.8 million, respectively, and for the six-month periods of 2008 and 2007 was $6.0 million and $5.6 million, respectively. Additionally, future amortization expense on amortizable intangible assets approximates $9.3 million for the remainder of 2008, $17.3 million for 2009, $17.2 million for 2010, $16.5 million for 2011 and $14.6 million for 2012. Amortization expense is provided on a straight-line basis over the estimated useful lives of the intangible assets. The weighted-average remaining life of total amortizable intangible assets is 10.1 years. Patents, customer relationships, technology and other amortizable intangibles have weighted-average remaining lives of 9.4 years, 9.5 years, 5.7 years and 18.2 years, respectively. Intangible assets not subject to amortization primarily include trademarks and unpatented technology.

Stock-Based Compensation

The Company maintains three stock incentive plans under which key employees and outside directors have been granted incentive stock options (ISOs) and nonqualified stock options (NSOs) to purchase the Company’s Class A Common Stock. Only one plan, the 2004 Stock Incentive Plan, is currently available for the grant of new equity awards. Stock options granted under prior plans became exercisable over a five-year period at the rate of 20% per year and expire ten years after the date of grant. Under the 2004 Stock Incentive Plan, options become exercisable over a four-year period at the rate of 25% per year and expire ten years after the grant date. ISOs and NSOs granted under the plans may have exercise prices of not less than 100% and 50% of the fair market value of the Class A Common Stock on the date of grant, respectively. The Company’s current practice is to grant all options at fair market value on the grant date. The Company did not issue any options in the second quarters or first six months of 2008 or 2007.

The Company also grants shares of restricted stock to key employees and non-employee members of the Company’s Board of Directors under the 2004 Stock Incentive Plan, which vest either immediately or over a three-year period at the rate of one-third per year. The restricted stock awards are amortized to expense on a straight-line basis over the vesting period. The Company did not issue any restricted stock in the second quarters or first six months of 2008 or 2007.

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

Shipping and Handling

The Company’s shipping costs included in selling, general and administrative expense were $9.6 million and $10.2 million for the second quarters of 2008 and 2007, respectively, and were $18.5 million and $19.7 million for the first six months of 2008 and 2007, respectively.

Research and Development

Research and development costs included in selling, general and administrative expense were $4.7 million and $3.8 million for the second quarters of 2008 and 2007, respectively, and were $9.2 million and $7.6 million for the first six months of 2008 and 2007, respectively.

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

New Accounting Standards

In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 162, “The Hierarchy of Generally Accepted Principles,” (FAS 162), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). FAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The adoption of FAS 162 is not expected to have an impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133,” (FAS 161), which expands the current disclosure requirements of FAS 133, “Accounting for Derivative Instruments and Hedging Activities,” such that entities must now provide enhanced disclosures on a quarterly basis regarding how and why the entity uses derivatives; how derivatives and related hedged items are accounted for under FAS 133 and how derivatives and related hedged items affect the entity’s financial position, performance and cash flow. FAS 161 is effective prospectively for annual and interim periods beginning on or after November 15, 2008. Accordingly, the Company will adopt FAS 161 in 2009.

In December 2007, the FASB issued FAS No. 141 (R), “Business Combinations.” (FAS 141R), which replaces FAS 141, “Business Combinations.” FAS 141R establishes new principles and requirements for how an acquiring company 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R is effective for business combinations occurring in the fiscal year beginning on or after December 15, 2008. The Company expects the adoption of FAS 141R will increase costs charged to its operations for any future acquisitions.

In December 2007, the FASB issued FAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” (FAS 160), which requires non-controlling interests (previously referred to as minority interest) to be treated as a separate component of equity, not outside of equity as is current practice. FAS 160 applies to non-controlling interests and transactions with non-controlling interest holders in consolidated financial statements. FAS 160 is effective for periods beginning on or after December 15, 2008. The Company does not expect the adoption of FAS 160 to have a material impact on its consolidated financial statements.

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

3. Discontinued Operations

In September 1996, the Company divested its Municipal Water Group businesses, which included Henry Pratt, James Jones Company and Edward Barber and Company Ltd.  The discontinued operating expense for the second quarter and first  six months of 2008 is related to legal and settlement costs associated with the James Jones Litigation, net of reserve adjustments, which is described in Part I, Item 1, “Product Liability, Environmental and Other Litigation Matters” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Condensed operating statements and balance sheets for discontinued operations are summarized below:

	Second Quarter Ended
	June 29, 2008	July 1, 2007
	(in millions)
Costs and expenses - Municipal Water Group	$(0.3)	$0.1
Income (loss) before income taxes	(0.3)	0.1
Income tax benefit	0.1	—
Income (loss) from discontinued operations, net of taxes	$(0.2)	$0.1

	Six Months Ended
	June 29, 2008	July 1, 2007
	(in millions)
Costs and expenses - Municipal Water Group	$(0.5)	$0.1
Income (loss) before income taxes	(0.5)	0.1
Income tax benefit	0.1	—
Income (loss) from discontinued operations, net of taxes	$(0.4)	$0.1

	June 29, 2008	December 31, 2007
	(in millions)
Prepaid expenses and other assets	$(0.1)	$(0.3)
Deferred income taxes	10.9	10.7
Assets of discontinued operations	$10.8	$10.4
Accrued expenses and other liabilities	$29.1	$28.6
Liabilities of discontinued operations	$29.1	$28.6

The assets and liabilities at June 29, 2008 and December 31, 2007 primarily relate to the reserves for the James Jones Litigation.

4. Financial Instruments

We measure certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale auction rate securities and foreign currency derivatives. The fair value of these certain financial assets and liabilities was determined using the following inputs at June 29, 2008:

	Fair Value Measurements at Reporting Date Using :
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Assets
Available-for-sale securities (1)	$10.3	$—	$—	$10.3
Foreign currency derivatives(2)	0.1	—	0.1	—
Plan asset for deferred compensation(3)	3.6	3.6	—	—
Total assets	$14.0	$3.6	$0.1	$10.3

Liabilities
Plan liability for deferred compensation(4)	$3.6	$3.6	$—	$—
Total liabilities	$3.6	$3.6	$—	$—

(1) Included in long-term investment securities on the Company’s consolidated balance sheet.

(2) Included in prepaid expenses and other assets on the Company’s consolidated balance sheet.

(3) Included in other, net on the Company’s consolidated balance sheet.

(4) Included in other noncurrent liabilities on the Company’s consolidated balance sheet.

The table below provides a summary of the changes in fair value of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period December 31, 2007 to June 29, 2008.

	Balance	Purchases,	Total realized and unrealized gains (losses) included in:
	December 31,	sales,		Comprehensive
	2007	settlements, net	Earnings	income	Balance June 29, 2008
(in millions)
Available for sale securities	$39.0	$(28.7)	$—	$—	$10.3

Available-for-sale securities are comprised of auction rate securities.  The Company holds a variety of interest bearing auction rate securities, or ARS, that includes $8.3 million in municipal bonds and $2.0 million in student loans at June 29, 2008. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or sell their interests at par. The recent uncertainties in the credit markets have affected all of the Company’s holdings in ARS investments, and auctions for the Company’s investments in these securities have failed on their respective auction dates. Consequently, the investments are not currently liquid and the Company will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. Maturity dates for these ARS investments range from 2027 to 2036.

All of the ARS investments were AAA rated investment grade quality and were in compliance with the Company’s investment policy at the time of acquisition.   The remaining securities are rated AA or higher. The Company currently has the ability and intent to hold these ARS investments until a recovery of the auction process or until maturity.   As of December 31, 2007, the Company reclassified $17.0 million of ARS investments from short-term investments to long-term investment securities on its consolidated balance sheet because of the Company’s inability to determine when its investments in ARS would be liquidated.

Typically the fair value of ARS investments approximates par value due to frequent interest rate resets through the auction process. While the Company continues to earn interest on its ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value.

The Company has used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of June 29, 2008. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, credit quality of the ARS issuer, timing and amount of cash flows, government guarantees related to student loans and expected holding periods of the ARS. Based on this assessment of fair value, as of June 29, 2008 the Company determined that the par value approximated fair value.

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

The Company uses foreign currency forward exchange contracts as an economic hedge to reduce the impact of currency fluctuations on certain anticipated intercompany purchase transactions that are expected to occur during the next fifteen months and certain other foreign currency transactions. Realized and unrealized gains and losses on the contracts are recognized in other income/expense. These contracts do not subject the Company to significant market risk from exchange movement because they offset gains and losses on the related foreign currency denominated transactions. At June 29, 2008 and July 1, 2007, unrealized gains or losses on the contracts were immaterial.

5. Restructuring and Other Charges

During the second quarter and first six months of 2008, the Company recorded net pre-tax restructuring and related charges in its geographic segments totaling $1.0 million and $2.3 million, respectively, for ongoing restructuring actions as follows:

	Second Quarter Ended	Six Months Ended
	June 29, 2008	June 29, 2008
	(in millions)
North America	$0.5	$1.3
Europe	0.1	0.1
China	0.4	0.9
Totals	$1.0	$2.3

The second quarter 2008 net charges included $1.0 million in restructuring and other charges. The six months ended June 29, 2008, net charges included $0.3 million in cost of goods sold and $2.0 million in restructuring related to actions initiated during 2007. The Company also recorded $0.2 million in the six months ended June 29, 2008 in other income to reflect the minority interest portion of the restructuring costs.

2007 Actions

During 2007, the Company initiated a global restructuring program that was approved by the Company’s Board of Directors on October 30, 2007.  The program includes plans to shutdown five manufacturing facilities, right size a sixth facility and incur costs to relocate one of its China facilities.  In addition, the Company performed an evaluation of certain product lines in 2007.  After completing this evaluation, the Company initiated a plan to discontinue certain product lines.  In accordance with the restructuring and discontinuance of certain product lines commenced in 2007, the Company anticipated spending $12.9 million.  To date, the Company has incurred $7.4 million of costs associated with the plans.  Management of the Company is reviewing the status of the program and the timing of charges for the Europe segment.  The Company anticipates the restructuring program will not be completed until 2009, with the expectation that Europe will incur most of its costs during 2009.  As such, previous estimates of savings from the programs will likely be achieved in 2010 rather than in the second half of 2009. The Company still anticipates capital expenditures in excess of any proceeds from the sale of buildings and other assets as part of the restructuring program.

The following table summarizes the accrual balances and utilization by cost type for the 2007 restructuring actions:

	Severance	Asset write- downs	Facility exit and other	Minority interest	Total
	(in millions)
Restructuring accruals at December 31, 2007	$2.4	$—	$—	$—	$2.4
Net pre-tax restructuring charges	0.4	0.3	0.6	(0.2)	1.1
Utilization	(1.3)	(0.3)	(0.6)	0.2	(2.0)
Balance at March 30, 2008	1.5	—	—	—	1.5
Net pre-tax restructuring charges	0.5	—	0.5	—	1.0
Utilization	(0.7)	—	(0.5)	—	(1.2)
Balance at June 29, 2008	$1.3	$—	$—	$—	$1.3

The following table summarizes expected, incurred and remaining cost for 2007 restructuring actions by type:

	Severance	Asset write- downs	Facility exit and other	Total
	(in millions)
Expected costs	$4.3	$5.8	$2.8	$12.9
Costs incurred – through December 31, 2007	0.8	4.2	0.1	5.1
Costs incurred – quarter ended March 30, 2008	0.4	0.3	0.6	1.3
Costs incurred – quarter ended June 29, 2008	0.5	—	0.5	1.0
Remaining costs at June 29, 2008	$2.6	$1.3	$1.6	$5.5

Other consists primarily of relocation costs.

The following table summarizes expected, incurred and remaining cost for 2007 restructuring actions by segment:

	Expected costs	Costs incurred through December 31, 2007	Costs incurred quarter ended March 30, 2008	Costs incurred quarter ended June 29, 2008	Remaining costs June 29, 2008
North America	$5.7	$3.5	$0.8	$0.5	$0.9
Europe	3.9	—	—	0.1	3.8
China	3.3	1.6	0.5	0.4	0.8
Total	$12.9	$5.1	$1.3	$1.0	$5.5

6. Earnings per Share

The following tables set forth the reconciliation of the calculation of earnings per share:

	For the Second Quarter Ended June 29, 2008
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(amounts in millions, except per share amounts)
Basic EPS
Income from continuing operations	$20.0	36.6	$0.55
Loss from discontinued operations	(0.2)		(0.01)
Net income	$19.8		$0.54
Effect of dilutive securities
Common stock equivalents		0.2
Diluted EPS
Income from continuing operations	$20.0		$0.54
Loss from discontinued operations	(0.2)		(0.01)
Net income	$19.8	36.8	$0.54

	For the Second Quarter Ended July 1, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(amounts in millions, except per share amounts)
Basic EPS
Income from continuing operations	$17.7	38.7	$0.46
Income from discontinued operations	0.1		—
Net income	$17.8		$0.46
Effect of dilutive securities
Common stock equivalents		0.3
Diluted EPS
Income from continuing operations	$17.7		$0.45
Income from discontinued operations	0.1		—
Net income	$17.8	39.0	$0.46

	For the Six Months Ended June 29, 2008
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(amounts in millions, except per share amounts)
Basic EPS
Income from continuing operations	$33.9	36.8	$0.92
Loss from discontinued operations	(0.4)		(0.1)
Net income	$33.5		$0.91
Effect of dilutive securities
Common stock equivalents		0.2
Diluted EPS
Income from continuing operations	$33.9		$0.92
Loss from discontinued operations	(0.4)		(0.1)
Net income	$33.5	37.0	$0.91

	For the Six Months Ended July 1, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(amounts in millions, except per share amounts)
Basic EPS
Income from continuing operations	$37.7	38.6	$0.98
Income from discontinued operations	.1		—
Net income	$37.8		$0.98
Effect of dilutive securities
Common stock equivalents		0.4
Diluted EPS
Income from continuing operations	$37.7		$0.97
Income from discontinued operations	.1		—
Net income	$37.8	39.0	$0.97

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

The following is a summary of the Company’s significant accounts and balances by segment, reconciled to the consolidated totals:

	Second Quarter Ended
	June 29, 2008	July 1, 2007
	(in millions)
Net Sales
North America	$234.6	$224.5
Europe	139.2	108.2
China	15.2	17.7
Consolidated net sales	$389.0	$350.4

Operating income (loss)
North America	$27.5	$20.2
Europe	17.7	12.8
China	(2.7)	4.0
Subtotal reportable segments	42.5	37.0

Corporate (*)	(7.3)	(6.7)
Consolidated operating income	35.2	30.3

Interest income	1.3	3.6
Interest expense	(6.7)	(6.7)
Minority interest	0.7	0.8
Other	(1.4)	(0.3)
Income from continuing operations before income taxes	$29.1	$27.7

Capital Expenditures
North America	$2.4	$3.3
Europe	3.2	4.0
China	0.8	1.6
Consolidated capital expenditures	$6.4	$8.9

Depreciation and Amortization
North America	$4.8	$4.3
Europe	5.5	3.3
China	1.2	1.8
Consolidated depreciation and amortization	$11.5	$9.4

	Six Months Ended
	June 29, 2008	July 1, 2007
	(in millions)
Net Sales
North America	$446.0	$442.8
Europe	261.9	223.8
China	25.1	29.9
Consolidated net sales	$733.0	$696.5

Operating Income (Loss)
North America	$48.1	$41.4
Europe	32.1	27.2
China	(4.1)	6.1
Subtotal reportable segments	76.1	74.7

Corporate (*)	(14.6)	(14.0)
Consolidated operating income	61.5	60.7

Interest income	3.6	7.2
Interest expense	(13.3)	(13.0)
Minority interest	1.9	1.1
Other	(3.6)	(1.1)
Income from continuing operations before income taxes	$50.1	$54.9

Identifiable Assets (at end of period)
North America	$848.2	$1,062.9
Europe	844.3	532.4
China	138.2	137.5
Consolidated identifiable assets	$1,830.7	$1,732.8

Long-Lived Assets (at end of period)
North America	$97.2	$99.5
Europe	125.2	81.3
China	37.8	27.1
Consolidated long-lived assets	$260.2	$207.9

Capital Expenditures
North America	$4.3	$6.2
Europe	7.1	6.6
China	3.3	2.3
Consolidated capital expenditures	$14.7	$15.1

Depreciation and Amortization
North America	$9.4	$8.7
Europe	9.4	7.8
China	2.7	3.3
Consolidated depreciation and amortization	$21.5	$19.8

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

The North American segment consists of U.S. net sales of $215.7 million and $208.3 million for the second quarters of 2008 and 2007, respectively, and $411.2 million and $412.4 million for the first six months of 2008 and 2007, respectively. The North American segment also consists of U.S. long-lived assets of $89.8 million and $92.5 million at June 29, 2008 and July 1, 2007, respectively.

Intersegment sales for the second quarter ended June 29, 2008 for North America, Europe and China were $1.8 million, $2.3 million and $35.5 million, respectively.  Intersegment sales for the second quarter ended July 1, 2007 for North America, Europe and China were $1.7 million, $1.3 million and $47.3 million, respectively.

Intersegment sales for the first six months ended June 29, 2008 for North America, Europe and China were $3.2 million, $3.6 million and $63.4 million, respectively.  Intersegment sales for the first six months ended July 1, 2007 for North America, Europe and China were $3.8 million, $2.6 million and $69.3 million, respectively.

8. Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of the following:

	Foreign Currency Translation	Pension Adjustment	Accumulated Other Comprehensive Income
	(in millions)

Balance December 31, 2007	$77.2	$(8.5)	$68.7
Change in period	25.1	0.1	25.2
Balance March 30, 2008	102.3	(8.4)	93.9
Change in period	4.3	0.2	4.5
Balance June 29, 2008	$106.6	$(8.2)	$98.4

Balance December 31, 2006	$38.1	$(12.7)	$25.4
Change in period	3.2	1.5	4.7
Balance April 1, 2007	41.3	(11.2)	30.1
Change in period	8.4	0.6	9.0
Balance July 1, 2007	$49.7	$(10.6)	$39.1

Accumulated other comprehensive income in the consolidated balance sheets as of June 29, 2008 and July 1, 2007 consists primarily of cumulative translation adjustments and pension related prior service costs and net actuarial loss.  The Company’s total comprehensive income was as follows:

	Second Quarter Ended
	June 29, 2008	July 1, 2007
	(in millions)

Net income	$19.8	$17.8
Foreign currency translation adjustments and other	4.5	9.0
Total comprehensive income	$24.3	$26.8

	Six Months Ended
	June 29, 2008	July 1, 2007
	(in millions)

Net income	$33.5	$37.8
Foreign currency translation adjustments and other	29.7	12.2
Total comprehensive income	$63.2	$50.0

9. Debt

The Company’s revolving credit facility provides for multi-currency unsecured borrowings and stand-by letters of credit of up to $350.0 million and expires in April 2011. Borrowings outstanding under the revolving credit facility bear interest at a fluctuating rate per annum equal to an applicable percentage equal to (i) in the case of Eurocurrency rate loans, the British Bankers Association LIBOR rate plus an applicable percentage of 0.625%, which is determined by reference to the Company’s consolidated leverage ratio and debt rating, or (ii) in the case of base rate loans and swing line loans, the higher of (a) the federal funds rate plus 0.5% and (b) the rate of interest in effect for such day as announced by Bank of America, N.A. as its “prime rate.” For the first six months of 2008, the average interest rate under the revolving credit facility for euro-based borrowings was approximately 5.3%. The revolving credit facility includes operational and financial covenants customary for facilities of this type, including, among others, restrictions on additional indebtedness, liens and investments and maintenance of certain leverage ratios. As of June 29, 2008, the Company was in compliance with all covenants related to the revolving credit facility; had $242.6 million of unused and potentially available credit under the revolving credit facility; had no U.S dollar denominated debt and $72.4 million of euro-based borrowings outstanding on its revolving credit facility; and had $35.0 million for stand-by letters of credit outstanding on its revolving credit facility.

As part of the Blücher Metals A/S (Blücher) acquisition (see Note 12), the Company assumed approximately $15.6 million in debt.  Debt included a mortgage payable of $6.4 million, which has a variable rate that is adjusted annually.   Blücher entered into an interest rate swap in 2008, which effectively fixes the rate at 4%, the swap expires at year-end 2008.  Installments on the mortgage are due quarterly through December 2015 and the mortgage is pledged by assets.  Blücher also had a line of credit with an outstanding balance of  $8.1 million as of June 29, 2008, with interest at a variable rate of CIBOR/EURIBOR plus 0.5% to 0.7%.

10.  Contingencies and Environmental Remediation

As disclosed in Part I, Item 1, “Product Liability, Environmental and Other Litigation Matters” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the Company is a party to litigation described as the James Jones Litigation and is also engaged in certain environmental remediation.  There have been no material developments with respect to the Company’s contingencies and environmental remediation proceedings during the second quarter ended June 29, 2008.

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

The components of net periodic benefit cost are as follows:

	Second Quarter Ended
	June 29, 2008	July 1, 2007
	(in millions)
Service cost—benefits earned	$0.9	$1.0
Interest costs on benefits obligation	1.2	1.1
Expected return on assets	(1.2)	(1.1)
Prior service costs and net actuarial loss amortization	0.1	0.2
Net periodic benefit cost	$1.0	$1.2

	Six Months Ended
	June 29, 2008	July 1, 2007
	(in millions)
Service cost—benefits earned	$1.8	$2.0
Interest costs on benefits obligation	2.4	2.2
Expected return on assets	(2.4)	(2.2)
Prior service costs and net actuarial loss amortization	0.2	0.4
Net periodic benefit cost	$2.0	$2.4

The information related to the Company’s pension funds cash flow is as follows:

	Six Months Ended
	June 29, 2008	July 1, 2007
	(in millions)

Employer contributions	$0.2	$—

Expected contributions for the remainder of 2008 are $3.3 million.

12.  Acquisitions

On May 30, 2008, the Company acquired all the outstanding stock of Blücher for approximately $182.8 million.  The purchase price consisted of $169.4 million in cash and the assumption of debt of $13.4 million, net of cash acquired.  Blücher is a leading provider of stainless steel drainage systems in Europe and a worldwide leader in providing stainless steel drainage products to the marine industry.  Blücher provides the Company with a new product platform in Europe while allowing the Company to offer a broader product line to its existing customer base.  The Company is accounting for the transaction as a business combination under FAS No. 141, “Business Combinations.”  The Company completed a preliminary purchase price allocation that resulted in the recognition of $74.4 million in goodwill and $84.8 million in intangible assets.  Intangible assets are comprised primarily of customer relationships and patents with estimated lives of 10 years and trade names with indefinite lives.  The results of operations include the results of Blücher since the acquisition date of May 30, 2008.  Had the Company completed the acquisition at the beginning of 2007, the net sales, income from continuing operations and earnings per share from continuing operations would have been as follows:

Amounts in millions (except per share information)

	Second Quarter Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Net sales	$406.4	$370.4	$775.7	$735.8
Income from continuing operations	$22.5	$16.8	$38.2	$33.0
Net income	$22.3	$16.9	$37.8	$33.1
Basic EPS - Net income	$0.61	$0.44	$1.03	$0.86
Diluted EPS – Net income	$0.61	$0.43	$1.02	$0.85

The purchase price allocation for the acquisition noted above is preliminary pending the final determination of fair values of intangible assets and certain assumed assets and liabilities.

During the second quarter of 2008, the Company completed the acquisition of the remaining 40% ownership in its joint venture in China for $3.3 million in cash, which was allocated primarily to goodwill.  Under the terms of the agreement, the Company is contingently liable to pay an additional $2.2 million to the sellers only upon the receipt of $2.2 million due to the Company under a separate agreement with one of the sellers.

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

•	a wide range of water pressure regulators for both commercial and residential applications;

•	drainage products for industrial, commercial, marine and residential applications;

•	water supply products for commercial and residential applications;

•	temperature and pressure relief valves for water heaters, boilers and associated systems;

•	thermostatic mixing valves for tempering water in commercial and residential applications;

•	systems for under-floor radiant applications and hydraulic pump groups for gas boiler manufacturers and renewable energy applications, including solar and heat pump control packages;

•	flexible stainless steel connectors for natural and liquid propane gas in commercial food service and residential applications; and

•	large diameter butterfly valves for use in China’s water infrastructure.

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

Our second quarter results were stronger than we anticipated.  Our second quarter results were positively affected by systems sold into the European energy conservation marketplace and from increased sales into the North American retail sector.  We believe that the continued pressures on the U.S. and European economies will negatively affect our sales for the remainder of 2008.  We believe that our sales in China will continue to be affected by delivery issues in our infrastructure business and by adverse market conditions in our butterfly valve business.  We believe that a combination of price increases and cost reductions that will be achieved through the continued implementation of lean manufacturing and six sigma disciplines as well as the restructuring plan will help to partially offset any negative pressures to operating income.  These conditions are expected to continue through the remainder of 2008.

We believe that the factors relating to our future growth include the increased demand for clean water around the world, growing regulatory requirements relating to the quality and conservation of water together with continued enforcement of plumbing and building codes, our ability to grow organically in select attractive market segments and to continue to make selective acquisitions, both in our core markets as well as in new complementary markets, and a healthy economic environment.  We have completed 32 acquisitions since divesting our industrial and oil and gas business in 1999. Our acquisition strategy focuses on businesses that manufacture preferred brand name products that address our themes of water quality, water conservation, water safety and water flow control and related complementary markets. We target businesses that will provide us with one or more of the following: an entry into new markets, an increase in shelf space with existing customers, a new or improved technology or an expansion of the breadth of our water quality, water conservation, water safety and water flow control products for the residential and commercial markets.

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

We require substantial amounts of raw materials to produce our products, including bronze, brass, cast iron, steel and plastic, and substantially all of the raw materials we require are purchased from outside sources. We have experienced increases in the costs of certain raw materials, particularly copper. Bronze and brass are copper-based alloys. The monthly average price of copper and pig iron increased approximately 18% and 112%, respectively, from December 31, 2007 to July 31, 2008.

A risk we face is our ability to deal effectively with increases in raw material costs. We manage this risk by monitoring related market prices, working with our suppliers to achieve the maximum level of stability in their costs and related pricing, seeking alternative supply sources when necessary, implementing cost reduction programs and passing increases in costs on to our customers. Additionally from time to time we may use commodity futures contracts on a limited basis to manage this risk. We are not able to predict whether or for how long these cost increases will continue. If these cost increases continue and we are not able to reduce or eliminate the effect of the cost increases by reducing production costs or implementing price increases, our profit margins could decrease.

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

Acquisitions

On May 30, 2008, we purchased all of the outstanding share capital of Blücher Metal A/S (Blücher) located in Vildbjerg, Denmark, for approximately $182.8 million. Blücher is a leading provider of stainless steel drainage systems in Europe and a worldwide leader in providing stainless steel drainage products to the marine industry. Blücher’s main products include push-fit stainless steel pipes and related fittings, light-duty drains for residential, commercial and marine applications, and drains for heavy-duty industrial applications including brewery and pharmaceutical applications.

During the second quarter of 2008, we completed the acquisition of the remaining 40% ownership of our joint venture in China for $3.3 million in cash.  Under the terms of the agreement, we are contingently liable to pay an additional $2.2 million to the sellers only upon the receipt of $2.2 million due to us under a separate agreement with one of the sellers.

On November 9, 2007, we acquired the assets and business of Topway Global Inc. (Topway) located in Brea, California for approximately $18.4 million. Topway sells a wide variety of water softeners, point of entry filter units, and point of use drinking water systems for residential, commercial and industrial applications.

Results of Operations

Second Quarter Ended June 29, 2008 Compared to Second Quarter Ended July 1, 2007

Net Sales.  Our business is reported in three geographic segments: North America, Europe and China. Our net sales in each of these segments for each of the second quarters of 2008 and 2007 were as follows:

	Second Quarter Ended June 29, 2008		Second Quarter Ended July 1, 2007			% Change to Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales
	(dollars in millions)
North America	$234.6	60.3%	$224.5	64.1%	$10.1	2.9%
Europe	139.2	35.8	108.2	30.9	31.0	8.8
China	15.2	3.9	17.7	5.0	(2.5)	(0.7)
Total	$389.0	100%	$350.4	100%	$38.6	11.0%

The increase (decrease) in net sales is attributable to the following:

					Change				Change
					As a % of Consolidated Net Sales				As a % of Segment Net Sales
	North America	Europe	China	Total	North America	Europe	China	Total	North America	Europe	China
	(dollars in millions)
Organic	$4.4	$4.8	$(3.5)	$5.7	1.3%	1.4%	(1.0)%	1.7%	2.0%	4.5%	(19.8)%
Foreign exchange	1.5	18.0	1.0	20.5	0.4	5.1	0.3	5.8	0.7	16.6	5.7
Acquisitions	4.2	8.2	—	12.4	1.2	2.3	—	3.5	1.9	7.6	—
Total	$10.1	$31.0	$(2.5)	$38.6	2.9%	8.8%	(0.7)%	11.0%	4.6%	28.7%	(14.1)%

Organic net sales increased in North America primarily due to increased sales in the DIY market. Organic sales in our North American wholesale market for the second quarter of 2008 decreased 0.7% compared to the second quarter of 2007.  Our North American home improvement retail market sales increased 13.5% for the second quarter of 2008 compared to the second quarter of 2007. This increase was primarily due to increased sales of water filtration, under-floor heating and plumbing and heating product lines.  We believe the positive increase in the DIY market was primarily due to stock replenishments.  During the first quarter, DIY orders declined as we believe the DIY market reduced inventory levels in response to deteriorating economic news.  The latter part of the second quarter saw a strong increase in orders to replenish stock levels which, we believe, had reduced below what was necessary to support daily sales.  We do not expect this higher level of sales to continue into the remainder of 2008.  Our other principle market in North America, wholesale, continues to perform at levels largely consistent with those in the prior year, experiencing a 0.7% decreases in the second quarter of 2008.  We believe that the residential market, which is served by both our wholesale and DIY customers, will continue to be soft through 2008.  We believe the commercial market, which is predominantly served by our wholesale customers, is difficult to predict although recent macro economic data indicates that, like the residential market, this, too, will start to slow down.  As a result, we believe that our sales into the commercial marketplace will experience minimal growth through the remainder of 2008.  Growth in North America due to acquisitions is due to the inclusion of sales from Topway.

Organic net sales increased in Europe primarily due to increased sales in the European OEM market. Our sales into the European wholesale market in the second quarter of 2008 remained relatively flat while our sales into the European OEM market increased 8.7% compared to the second quarter of 2007. Sales in Europe into the OEM market were positively impacted by increased sales in alternative energy and energy conservation devices.  We believe that the current market in Europe, due in large part to the recent record oil prices, will continue to expand into the alternative energy applications.  We believe that this trend will continue through 2008 and will continue to positively impact sales for our Europe segment.  In addition, we believe that our broad product offerings, complemented recently by the acquisition of Blücher, will provide the Company an opportunity to take additional market share from smaller competitors. The acquired growth in Europe is due to the inclusion of sales from Blücher.

Organic net sales declined in China primarily due to the elimination of a one-month reporting lag in 2007 in two of our Chinese entities, which amounted to approximately $3.3 million, and decreased sales in both the Chinese domestic and export markets. Our sales from China were affected by a plant relocation and by a labor dispute, affecting product shipments at two other locations. We believe sales will be affected by the shipping delays from our infrastructure business and by adverse market conditions in our butterfly valve business into 2009.

The increases in net sales due to foreign exchange in North America, Europe and China were primarily due to the appreciation of the  Canadian dollar, the euro, and the yuan, respectively, against the U.S. dollar. We cannot predict whether these currencies will continue to appreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

Gross Profit. Gross profit and gross profit as a percent of net sales (gross margin) for the second quarters of 2008 and 2007 were as follows:

	Second Quarter Ended
	June 29, 2008	July 1, 2007	Point Change
	(dollars in millions)
Gross profit	$132.7	$114.6
Gross margin	34.1%	32.7%	1.4%

Gross margin increased in the second quarter of 2008 compared to second quarter of 2007 primarily in North America. The North American margin increased to 35.4% for the second quarter of 2008 from 31.3% for the second quarter of 2007 due to realized sales price increases, stable commodity costs and better product mix.  Further, 2007 North American gross margins were reduced by a charge of approximately $2.9 million for workers compensation costs primarily due to a change in estimate. The European margin increased 1.0% to 33.0% from 32.0% for the comparable second quarter primarily due to our ability to leverage additional volume with the rationalization efforts made over the last two years in Italy, and, to a lesser extent, some realized price increases.  Our China segment’s gross margin decreased for the second quarter of 2008 primarily due to higher material costs, underutilized capacity in certain locations primarily due to a facility relocation and a labor dispute, negative impact from the increase in the value of the Chinese yuan against the U.S. dollar and value added tax increases.

Selling, General and Administrative Expenses.  Selling, General and Administrative, or SG&A, expenses for the second quarter of 2008 increased $12.5 million, or 14.9%, compared to the second quarter of 2007.  The increase in SG&A expenses was attributable to the following:

	(in millions)	% Change

Organic	$4.7	5.6%
Foreign exchange	4.2	5.0
Acquisitions	3.6	4.3
Total	$12.5	14.9%

The organic increase in SG&A expenses was primarily due to increased product liability costs, increased commissions due to the increased sales volume, and increased bad debt charges, offset partially by a reduction in shipping costs.  The increase in SG&A expenses from foreign exchange was primarily due to the appreciation of the euro against the U.S. dollar.  The increase in SG&A expenses from acquisitions was due to the inclusion of Blücher and Topway. Total SG&A expenses, as a percentage of sales, were 24.8% in the second quarter of 2008 compared to 24.0% in the second quarter of 2007.

Restructuring and Other Charges. In the second quarter of 2008, we recorded $1.0 million for severance and relocation costs in North America and China.  In the second quarter of 2007, we recorded $0.2 million of accelerated depreciation related to the relocation of one of our Chinese facilities.

Operating Income.  Operating income by geographic segment for the second quarters of 2008 and 2007 was as follows:

	Second Quarter Ended			% Change to Consolidated
	June 29, 2008	July 1, 2007	Change	Operating Income
	(dollars in millions)

North America	$27.5	$20.2	$7.3	24.1%
Europe	17.7	12.8	4.9	16.2
China	(2.7)	4.0	(6.7)	(22.1)
Corporate	(7.3)	(6.7)	(0.6)	(2.0)
Total	$35.2	$30.3	$4.9	16.2%

The increase (decrease) in operating income is attributable to the following:

						Change					Change
						As a % of Consolidated Operating Income					As a % of Segment Operating Income
	North America	Europe	China	Corp.	Total	North America	Europe	China	Corp.	Total	North America	Europe	China	Corp.
	(dollars in millions)
Organic	$7.5	$2.5	$(6.4)	$(0.6)	$3.0	24.8%	8.2%	(21.1)%	(2.0)%	9.9%	37.1%	19.5%	(160.0)%	(9.0)%
Foreign exchange	.3	2.4	(0.2)	—	2.5	1.0	8.0	(0.7)	—	8.3	1.5	18.8	(5.0)	—
Acquisitions	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Restructuring/other	(0.5)	—	(0.1)	—	(0.6)	(1.7)	—	(0.3)	—	(2.0)	(2.5)	—	(2.5)	—
Total	$7.3	$4.9	$(6.7)	$(0.6)	$4.9	24.1%	16.2%	(22.1)%	(2.0)%	16.2%	36.1%	38.3%	(167.5)%	(9.0)%

The increase in organic operating income in North America was primarily due to changes in product mix and stable commodity costs as discussed above.  In the second quarter of 2008, we recorded $0.5 million primarily for plant relocation costs and severance costs related to our global restructuring program and we did not record any costs in the second quarter of 2007.

The increase in organic operating income in Europe was primarily due to higher unit volume and plant efficiencies. The increase in operating income from foreign exchange was primarily due to the appreciation of the euro against the U.S. dollar. We cannot predict whether the euro will continue to appreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our operating income.

The decrease in organic operating income in China was primarily due to increased material costs and underutilized capacity in certain locations primarily due to the relocation of our joint venture facility and a labor dispute. In the second quarter of 2008, we recorded $0.4 million for severance related to our global restructuring program compared to $0.3 million for the comparable period of 2007.

The second quarter of 2008 operating loss in Corporate increased compared to the second quarter of 2007 primarily due to increased legal and environmental costs partially offset by the timing of decreased costs to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

Interest Income.   Interest income decreased $2.3 million, or 63.9%, in the second quarter of 2008 compared to the second quarter of 2007, primarily due to cash used to fund the Blücher acquisition and the stock buy-back program initiated in November 2007, as well as, a lower interest rate environment in 2008 as compared to 2007.

Interest Expense.  Interest expense for the second quarter of 2008 remained flat with the second quarter of 2007.

Other (Income) Expense.  Other expense increased $1.1 million for the second quarter of 2008 compared to the second quarter of 2007, primarily due to foreign currency transaction losses.  Foreign currency transaction losses increased in China, Europe and Canada in the second quarter of 2008 compared to the second quarter of 2007.

Income Taxes. Our effective tax rate for continuing operations decreased to 31.2% in the second quarter of 2008 from 36.1% in the second quarter of 2007. The decrease was primarily due to the recognition of a valuation allowance in China in 2007 that did not recur in 2008, a change in Italian tax law in 2008 and a one time reduction in our liability due to an audit completion.

Income From Continuing Operations.  Income from continuing operations for the second quarter of 2008 increased $2.3 million, or 13.0%, to $20.0 million, or $0.54 per common share, from $17.7 million, or $0.45 per common share, for the second quarter of 2007, in each case, on a diluted basis.   Income from continuing operations for the second quarters of 2008 and 2007 included costs, net of tax, from our restructuring plan of $0.7 million, or $0.02 per common share, and $0.2 million, or $0.00 per common share, respectively. The appreciation of the euro, yuan and Canadian dollar against the U.S. dollar resulted in a positive impact on income from continuing operations of $0.05 per common share for the second quarter of 2008 compared to the comparable period last year. We cannot predict whether the euro, Canadian dollar or yuan will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net income.

Loss From Discontinued Operations.  The loss from discontinued operations was primarily attributable to legal fees associated with the James Jones Litigation, as described in Part I, Item 1, “Business-Product Liability, Environmental and Other Litigation Matters” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Six Months Ended June 29, 2008 Compared to Six Months Ended July 1, 2007

Net Sales.  Our business is reported in three geographic segments: North America, Europe and China. Our net sales in each of these segments for each of the first six months of 2008 and 2007 were as follows:

	Six Months Ended June 29, 2008		Six Months Ended July 1, 2007			% Change to Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales
	(dollars in millions)
North America	$446.0	60.9%	$442.8	63.6%	$3.2	0.4%
Europe	261.9	35.7	223.8	32.1	38.1	5.5
China	25.1	3.4	29.9	4.3	(4.8)	(0.7)
Total	$733.0	100%	$696.5	100%	$36.5	5.2%

The increase (decrease) in net sales is attributable to the following:

					Change				Change
					As a% of Consolidated Net Sales				As a% of Segment Net Sales
	North America	Europe	China	Total	North America	Europe	China	Total	North America	Europe	China
	(dollars in millions)
Organic	$(8.8)	$(2.9)	$(6.6)	$(18.3)	(1.3)%	(0.4)%	(0.9)%	(2.6)%	(2.0)%	(1.3)%	(22.1)%
Foreign exchange	3.7	32.8	1.8	38.3	0.5	4.7	0.2	5.4	0.8	14.6	6.0
Acquisitions	8.3	8.2	—	16.5	1.2	1.2	—	2.4	1.9	3.7	—
Total	$3.2	$38.1	$(4.8)	$36.5	0.4%	5.5%	(0.7)%	5.2%	0.7%	17.0%	(16.1)%

The organic decline in net sales in North America was primarily due to decreased unit sales partially offset by price increases and selected product roll-outs. Organic sales into the North American wholesale market in the first six months of 2008 declined by 2.7% compared to the first six months of 2007. This was primarily due to decreased unit sales in many of our product lines. Organic sales into the North American DIY market in the first six months of 2008 increased by 1.3% compared to the first six months of 2007 primarily due to price increases and new product roll-outs.  The acquired growth in North America is due to the inclusion of sales from Topway.

Organic net sales declined in Europe primarily due to decreased sales in the European wholesale market. Our sales into the European wholesale market in the first six months of 2008 declined by 7.3% while our sales into the European OEM market increased 4.6% compared to the first six months of 2007. The decline in sales to the wholesale market is largely attributable to the economic conditions in Europe.  Recent trends in inflation and unemployment are likely to put pressure on our sales into the wholesale market.  This has been offset by the recent activity in the alternative energy market discussed above in the second quarter.  Although we believe that the sales from alternative energy related products will trend upwards, the other economic factors in Europe are likely to continue to place downward pressure on sales through the remainder of 2008.  The acquired growth in Europe is due to the inclusion of sales from Blücher.

Organic net sales declined in China primarily due to the elimination of a one-month reporting lag in 2007 in two of our Chinese entities, which amounted to approximately $3.3 million and decreased sales in both the Chinese domestic and export markets. Our sales from China were affected by a plant relocation, and by a labor dispute and severe weather, affecting product shipments at two other locations.

The increases in net sales due to foreign exchange in North America, Europe and China were primarily due to the appreciation of the euro, the Canadian dollar and the yuan, against the U.S. dollar. We cannot predict whether these currencies will continue to appreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

Gross Profit. Gross profit and gross profit as a percent of net sales (gross margin) for the first six months of 2008 and 2007 were as follows:

	Six Months Ended
	June 29, 2008	July 1, 2007	Point Change
	(dollars in millions)
Gross profit	$247.1	$229.3
Gross margin	33.7%	32.9%	0.8%

Gross margin improved by 80 basis points to 33.7% in the first six months of 2008 compared to the same period last year.  The improvement is attributable primarily to the margin improvements in North America offset by declines in China.  North America’s margin improved 290 basis points to 35.0% primarily due to the price increases implemented to offset prior raw material increases and, to a lesser extent, the mix of product sold. Further, 2007 North American gross margins were reduced by a charge of approximately $2.9 million for workers compensation costs primarily due to a change in estimate. Gross margin in Europe increased to 32.3% from 31.9% primarily due to our ability to leverage additional volume with the rationalization efforts made over the last two years in Italy.  China gross margin deteriorated when compared to 2007 primarily due to the rapid material cost increases, value added tax increases, excess capacity due to sales declines, negative impact from the increase in the value of the Chinese yuan against the U.S. dollar, disruptions from a plant move and labor disputes.

Selling, General and Administrative Expenses.  Selling, General and Administrative, or SG&A, expenses for the first six months of 2008 increased $15.5 million, or 9.2%, compared to the first six months of 2007.  The increase in SG&A expenses was attributable to the following:

	(in millions)	% Change

Organic	$3.0	1.8%
Foreign exchange	7.9	4.7
Acquisitions	4.6	2.7
Total	$15.5	9.2%

The organic increase in SG&A expenses was primarily due to increased product liability costs and bad debt costs partially offset by reduced shipping costs.  The increase in SG&A expenses from foreign exchange was primarily due to the appreciation of the euro against the U.S. dollar.  The increase in SG&A expenses from acquisitions was due to the inclusion of Topway and Blücher. Total SG&A expenses, as a percentage of sales, were 25.0% in the first six months of 2008 compared to 24.1% in the first six months of 2007.

Restructuring and Other Charges. In the first six months of 2008, we recorded  $2.0 million for severance and relocation costs in North America and China.  In the first six months of 2007, we recorded $0.5 million of accelerated depreciation related to the relocation of one of our Chinese facilities.

Operating Income.  Operating income by geographic segment for the first six months of 2008 and 2007 was as follows:

	Second Quarter Ended			% Change to Consolidated
	June 29, 2008	July 1, 2007	Change	Operating Income
	(dollars in millions)

North America	$48.1	$41.4	$6.7	11.0%
Europe	32.1	27.2	4.9	8.1
China	(4.1)	6.1	(10.2)	(16.8)
Corporate	(14.6)	(14.0)	(0.6)	(1.0)
Total	$61.5	$60.7	$0.8	1.3%

The increase (decrease) in operating income is attributable to the following:

						Change					Change
						As a % of Consolidated Operating Income					As a % of Segment Operating Income
	North America	Europe	China	Corp.	Total	North America	Europe	China	Corp.	Total	North America	Europe	China	Corp.
	(dollars in millions)
Organic	$7.6	$0.8	$(9.7)	$(0.6)	$(1.9)	12.5%	1.4%	(16.0)%	(1.0)%	(3.1)%	18.4%	2.9%	(159.0)%	(4.3)%
Foreign exchange	0.7	4.1	(0.3)	—	4.5	1.2	6.7	(0.5)	—	7.4	1.7	15.1	(4.9)	—
Acquisitions	(0.3)	—	—	—	(0.3)	(0.5)	—	—	—	(0.5)	(0.7)	—	—	—
Restructuring/other	(1.3)	—	(0.2)	—	(1.5)	(2.2)	—	(0.3)	—	(2.5)	(3.2)	—	(3.3)	—
Total	$6.7	$4.9	$(10.2)	$(0.6)	$0.8	11.0%	8.1%	(16.8)%	(1.0)%	1.3%	16.2%	18.0%	(167.2)%	(4.3)%

The increase in organic operating income in North America was primarily due to price increases offset by increased material costs.  The acquired change in North America was due to the inclusion of the operating loss of Topway. In the first six months of 2008, we recorded $1.3 million primarily for plant relocation costs and severance costs related to our global restructuring program and we did not record any costs in the first six months of 2007.

The increase in organic operating income in Europe was primarily due to volume increases combined with plant efficiencies and price increases partially offset by increased material costs. The increase in operating income from foreign exchange was primarily due to the appreciation of the euro against the U.S. dollar. We cannot predict whether the euro will continue to appreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our operating income.

The decrease in organic operating income in China was primarily due to increased material costs and underutilized capacity in certain locations primarily due to the relocation of one facility, severe weather and a labor dispute. In the first six months of 2008, we recorded $0.9 million for severance, asset write-downs and accelerated depreciation related to our global restructuring program compared to $0.7 million for the comparable period of 2007.

The first six months operating loss in Corporate increased compared to last year’s comparable quarter primarily due to increased legal and compensation costs offset by decreased costs to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

Interest Income.   Interest income decreased $3.6 million, or 50.0%, in the first six months of 2008 compared to the first six months of 2007, primarily due to cash used to fund the Blücher acquisition and the stock buy-back program initiated in November 2007 and due to a lower interest rate environment in 2008.

Interest Expense.  Interest expense increased $0.3 million, or 2.3%, for the first six months of 2008 compared to the first six months of 2007, primarily due to an increase in the average variable rates charged on the revolving credit facility.

Other (Income) Expense.  Other expense increased $2.5 million for the first six months of 2008 compared to the first six months of 2007, primarily due to foreign currency transaction losses.  Foreign currency transaction losses increased in China, Europe and Canada in the first six months of 2008 compared to the first six months of 2007.

Income Taxes.  Our effective tax rate for continuing operations increased to 32.3% in the first six months of 2008 from 31.3% in the first six months of 2007.  This change is attributable to factors which impacted the 2007 rate as well as a shift in income in 2008.  First, the prior year rate was lower due primarily to the recognition of a one time Italian tax credit of $1.9 million which was partially offset by the recognition of a valuation allowance in China.  The 2008 rate increase is primarily attributable to the shift in the locations where income was earned from low taxing jurisdictions such as China to higher taxing jurisdictions.  This shift in where income was earned and resulting higher rate were partially offset by a one time reduction in our liability due to a change in Italian tax law and the completion of an audit in the first six months of 2008.

Income From Continuing Operations.  Income from continuing operations for the first six months of 2008 decreased $3.8 million, or 10.1%, to $33.9 million, or $0.92 per common share, from $37.7 million, or $0.97 per common share, for the first six months of 2007, in each case, on a diluted basis.   Income from continuing operations for the first six months of 2008 and 2007 included costs, net of tax, from our restructuring plan of $1.5 million, or $0.04 per common share, and $0.3 million, or $0.01 per common share, respectively. Income from continuing operations for the first six months of 2007 includes a tax refund of $1.9 million, or $0.05 per common share. The appreciation of the euro, yuan and Canadian dollar against the U.S. dollar resulted in a positive impact on income from continuing operations of $0.08 per common share for the first six months of 2008 compared to the comparable period last year. We cannot predict whether the euro, Canadian dollar or yuan will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net income.

Loss From Discontinued Operations.  The loss from discontinued operations was primarily attributable to legal fees associated with the James Jones Litigation, as described in Part I, Item 1, “Business-Product Liability, Environmental and Other Litigation Matters” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Liquidity and Capital Resources

We generated $40.8 million of cash from operating activities in the first six months of 2008 as compared to a $0.2 million use of cash in the first six months of 2007.  With management’s focus in 2008 on working capital management, net working capital cash outflows have decreased from $58.0 million in the first six months of 2007, to a net working capital cash outflow of $7.0 million in the first six months of 2008, a $51.0 million positive change.  This change was offset to some extent by lower income from continuing operations.

We used $160.0 million of net cash for investing activities for the first six months of 2008. We used approximately $170.5 million of net cash to fund current year acquisitions. We received proceeds of $31.4 million from the sale of auction rate securities. We invested $14.7 million in capital equipment.  For the remainder of fiscal year 2008, we expect to invest approximately $20.3 million for manufacturing machinery and equipment as part of our ongoing commitment to improve our manufacturing capabilities. We paid $3.8 million in earn-out payments related to acquisitions from prior years.

As of June 29, 2008, we held $10.3 million in investments with an auction reset feature, or auction rate securities. Since December 31, 2007, we have reduced our exposure to auction rate securities by $28.7 million.  The fair value of these securities was estimated to approximate par value as of June 29, 2008.  Any future change in fair value will be recorded as a component of comprehensive income (loss) in the consolidated statement of changes in shareholders’ equity, as any decline in fair value is considered to be temporary. At the time of purchase, all the auction rate securities carried an AAA credit rating.  The auction rate securities we currently hold are all long-term debt obligations secured by municipal bonds and student loans, and carry an AA or better credit rating.

Liquidity for these auction rate securities is typically provided by an auction process, which allows holders to sell their notes, and resets the applicable interest rate at pre-determined intervals, usually every 7 to 35 days. Each of the auction rate securities in our investment portfolio as of June 29, 2008 has experienced failed auctions. There is no assurance that future auctions for these securities will succeed. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction, the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar short-term instruments. The securities for which auctions have failed will continue to earn interest at the contractual rate and be auctioned every 7 to 35 days until the auction succeeds, the issuer calls the securities or they mature. As a result, our ability to liquidate and fully recover the carrying value of our auction rate securities in the near term may be limited or not exist. All of our investments were classified as long-term as of June 29, 2008 due to uncertainties of the timing of liquidation.  We do not believe our inability to sell these investments in the near-term is significant to our overall liquidity.

We used $64.2 million of net cash from financing activities for the first six months of 2008. This was primarily due to payments for our stock repurchase program, payments of debt and dividend payments, partially offset by increased borrowings under our line of credit.

Our $350.0 million revolving credit facility with a syndicate of banks is being used to support our acquisition program, working capital requirements and for general corporate purposes. Outstanding indebtedness under the revolving credit facility bears interest at a rate determined by the type of loan plus an applicable margin determined by our debt rating, depending on the applicable base rate and our bond rating. For the first six months of 2008 the average interest rate under the revolving credit facility for euro-based borrowings was approximately 5.3%. There were no U.S. dollar borrowings at June 29, 2008. The revolving credit facility includes operational and financial covenants customary for facilities of this type, including, among others, restrictions on additional indebtedness, liens and investments and maintenance of certain leverage ratios. As of June 29, 2008, we were in compliance with all covenants related to the revolving credit facility, had $242.6 million of unused and potentially available credit under the revolving credit facility and had $72.4 million of euro-based borrowings outstanding and $35.0 million for stand-by letters of credit outstanding on our revolving credit facility.

Working capital (defined as current assets less current liabilities) as of June 29, 2008 was $513.0 million compared to $667.0 million as of December 31, 2007. This decrease was primarily due to decreases in cash and investment securities. Cash and cash equivalents decreased to $109.5 million as of June 29, 2008 compared to $290.3 million as of December 31, 2007 primarily due to funding of acquisitions and for payments for our stock repurchase program. The ratio of current assets to current liabilities was 2.5 to 1 as of June 29, 2008 compared to 3.3 to 1 as of December 31, 2007.

We anticipate that available funds from current operations, existing cash and other sources of liquidity will be sufficient to meet current operating requirements and anticipated capital expenditures for at least the next 12 months. However, we may have to consider external sources of financing for any large future acquisitions.

Our contractual obligations as of June 29, 2008 are presented in the following table:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Long-term debt obligations, including current maturities (a)	$437.5	$9.1	$51.7	$76.7	$300.0
Operating lease obligations	29.6	6.3	10.9	5.2	7.2
Capital lease obligations (a)	17.1	1.4	2.9	2.6	10.2
Pension contributions	14.0	4.0	1.2	0.2	8.6
Interest (b)	146.3	12.5	47.2	36.8	49.8
Other (c)	28.2	22.7	3.4	1.3	0.8

Total	$672.7	$56.0	$117.3	$122.8	$376.6

(a)  as recognized in the consolidated balance sheet

(b)  assumes the balance on the revolving credit facility remains at $72.4 million and the interest rate remains at approximately 5.3% for the presented periods

(c)  includes acquisition, commodity and capital expenditure commitments and other benefits at June 29, 2008

We maintain letters of credit that guarantee our performance or payment to third parties in accordance with specified terms and conditions. Amounts outstanding were approximately $43.8 million as of June 29, 2008 and $45.0 million as of December 31, 2007. Our letters of credit are primarily associated with insurance coverage and to a lesser extent foreign purchases and generally expire within one year of issuance. These instruments may exist or expire without being drawn down, therefore they do not necessarily represent future cash flow obligations.

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

Application of Critical Accounting Policies and Key Estimates

The preparation of our consolidated financial statements in accordance with United States (U.S.) Generally Accepted Accounting Principles (GAAP) requires management to make judgments, assumptions and estimates that affect the amounts reported. A critical accounting estimate is an assumption about highly uncertain matters and could have a material effect on the consolidated financial statements if another, also reasonable, amount were used, or, a change in the estimate is reasonably likely from period to period. We base our assumptions on historical experience and on other estimates that we believe are reasonable under the circumstances. Actual results could differ significantly from these estimates.  There were no changes in accounting policies or significant changes in accounting estimates during the first six months of 2008.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended June 29, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  In connection with these rules, we will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Part II.  OTHER INFORMATION

Item l.   Legal Proceedings

As disclosed in Part I, Item 1, “Product Liability, Environmental and Other Litigation Matters” of our Annual Report on Form 10-K for the year ended December 31, 2007, we are a party to litigation described as the James Jones Litigation and are also engaged in certain environmental remediation. There have been no material developments with respect to our contingencies and environmental remediation proceedings during the quarter ended June 29, 2008.

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

The following table includes information with respect to shares of our Class A Common Stock withheld to satisfy withholding tax obligations during the three-month period ended June 29, 2008.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
March 31, 2008 – April 27, 2008	—	—	—	—
April 28, 2008 – May 25, 2008	1,119	$26.87	—	—
May 26, 2008 – June 29, 2008	—	—	—	—
Total	1,119	$26.87	—	—

The following table includes information with respect to the repurchases of our Class A Common Stock during the three-month period ended June 29, 2008.

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
March 31, 2008 – April 27, 2008	2,000	$25.91	2,000	761,315
April 28, 2008 – May 25, 2008	—	—	—	761,315
May 26, 2008 – June 29, 2008	—	—	—	761,315
Total	2,000	—	2,000	761,315

(1) On November 9, 2007, the Company announced that its Board of Directors had authorized a stock repurchase program. Under the program, the Company may repurchase up to an aggregate of 3.0 million shares of its Class A Common Stock in open market purchases or in privately negotiated transactions.

Item 4.   Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on Wednesday, May 14, 2008.

The results of the voting on the proposals considered at the Annual Meeting of Stockholders were as follows:

1. Election of Directors

Each of the following persons were elected as a Director of the Company for a term expiring at the Company’s 2009 Annual Meeting of Stockholders and until such director’s successor is duly elected and qualified.

The voting results were as follows:

Director	Votes For	Votes Withheld
Robert L. Ayers	97,596,956	309,874
Richard J. Cathcart	97,592,381	314,449
Timothy P. Horne	97,561,566	345,264
Ralph E. Jackson, Jr.	97,592,583	314,247
Kenneth J. McAvoy	97,535,294	371,536
John K. McGillicuddy	97,627,180	279,650
Gordon W. Moran	97,538,843	367,987
Daniel J. Murphy	97,574,696	332,134
Patrick S. O’Keefe	97,575,574	331,256

2.     Approval of the Executive Incentive Bonus Plan

The  Company’s Executive Incentive Bonus Plan, as amended and restated, was approved and the voting results were as follows:

95,989,424 votes FOR	1,222,536 votes AGAINST	694,870 votes ABSTAINED

3.     Ratification of Independent Auditors

The selection of KPMG LLP as the independent auditors of the Company for the current fiscal year was ratified and the voting results were as follows:

97,676,985 votes FOR	188,639 votes AGAINST	41,206 votes ABSTAINED

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

WATTS WATER TECHNOLOGIES, INC.

Date:	August 7, 2008	By:	/s/ Patrick S. O’Keefe
Patrick S. O’Keefe
Chief Executive Officer

Date:	August 7, 2008	By:	/s/ William C. McCartney
William C. McCartney
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description

2.1	Share purchase agreement dated as of April 8, 2008 between Blücher Metal A/S and Watts Denmark Holding A/S (1) (*)

3.1	Restated Certificate of Incorporation, as amended (2)

3.2	Amended and Restated By-Laws, as amended (3)

10.1	Watts Water Technologies, Inc. Executive Incentive Bonus Plan, Amended and Restated as of January 1, 2008 (4)

10.2	Form of Indemnification Agreement between the Registrant and certain directors and officers of the Registrant

11	Statement Regarding Computation of Earnings per Common Share (5)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-11499) dated April 8, 2008.

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-11499) for the quarter ended July 3, 2005.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-11499) dated February 5, 2007.

(4)	Incorporated by reference to the Registrants Current Report on Form 8-K (File No. 001-11499) dated May 14, 2008

(5)	Incorporated by reference to Note 6 to the Notes to Consolidated Financial Statements included in this Report.

* The Registrant hereby agrees to furnish supplementally a copy of any omitted schedule or similar attachment to this Agreement to the Securities and Exchange Commission upon its request.