Form 10-Q
period 2008-09-28
WATTS WATER TECHNOLOGIES INC
filed 2008-11-07
CIK 795403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 28, 2008

or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2008
Class A Common Stock, $0.10 par value	29,250,175

Class B Common Stock, $0.10 par value	7,293,880

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share information)

(Unaudited)

	September 28,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$129.4	$290.3
Short-term investment securities	—	22.0
Trade accounts receivable, less allowance for doubtful accounts of $14.0 million at September 28, 2008 and $14.9 million at December 31, 2007	268.2	235.7
Inventories, net:
Raw materials	121.8	108.9
Work in process	50.2	45.7
Finished goods	194.0	187.0
Total Inventories	366.0	341.6
Prepaid expenses and other assets	16.6	18.6
Deferred income taxes	51.7	38.1
Assets held for sale	9.8	—
Assets of discontinued operations	10.8	10.4
Total Current Assets	852.5	956.7
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	477.5	437.4
Accumulated depreciation	(229.0)	(213.7)
Property, plant and equipment, net	248.5	223.7
OTHER ASSETS:
Goodwill	468.6	385.8
Long-term investment securities	7.9	17.0
Intangible assets, net	184.9	134.0
Other, net	10.0	12.1
TOTAL ASSETS	$1,772.4	$1,729.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$135.8	$108.0
Accrued expenses and other liabilities	122.2	113.6
Accrued compensation and benefits	44.1	38.2
Current portion of long-term debt	3.1	1.3
Liabilities to be transferred by sale	9.9	—
Liabilities of discontinued operations	29.1	28.6
Total Current Liabilities	344.2	289.7
LONG-TERM DEBT, NET OF CURRENT PORTION	414.7	432.2
DEFERRED INCOME TAXES	61.9	42.9
OTHER NONCURRENT LIABILITIES	43.5	45.6
MINORITY INTEREST	—	3.4
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Class A Common Stock, $0.10 par value; 80,000,000 shares authorized; 1 vote per share; issued and outstanding, 29,250,175 shares at September 28, 2008 and 30,600,056 shares at December 31, 2007	2.9	3.1
Class B Common Stock, $0.10 par value; 25,000,000 shares authorized; 10 votes per share; issued and outstanding, 7,293,880 shares at September 28, 2008 and December 31, 2007	0.7	0.7
Additional paid-in capital	385.8	377.6
Retained earnings	459.4	465.4
Accumulated other comprehensive income	59.3	68.7
Total Stockholders’ Equity	908.1	915.5
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,772.4	$1,729.3

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in millions, except per share information)

(Unaudited)

	Third Quarter Ended
	September 28, 2008	September 30, 2007
Net sales	$379.3	$340.5
Cost of goods sold	255.4	230.0
GROSS PROFIT	123.9	110.5
Selling, general & administrative expenses	92.3	78.8
Restructuring and other charges	0.9	1.6
OPERATING INCOME	30.7	30.1
Other (income) expense:
Interest income	(0.8)	(3.7)
Interest expense	6.6	6.8
Minority interest	—	(0.8)
Other	0.7	0.6
	6.5	2.9
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	24.2	27.2
Provision for income taxes	7.4	9.0
INCOME FROM CONTINUING OPERATIONS	16.8	18.2
Loss from discontinued operations, net of taxes	(0.1)	(0.1)
NET INCOME	$16.7	$18.1

BASIC EPS
Income (loss) per share:
Continuing operations	$0.46	$0.47
Discontinued operations	(0.01)	—
NET INCOME	$0.46	$0.47
Weighted average number of shares	36.5	38.7

DILUTED EPS
Income (loss) per share:
Continuing operations	$0.46	$0.47
Discontinued operations	(0.01)	—
NET INCOME	$0.45	$0.46
Weighted average number of shares	36.7	39.1

Dividends per share	$0.11	$0.10

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in millions, except per share information)

(Unaudited)

	Nine Months Ended
	September 28, 2008	September 30, 2007
Net sales	$1,112.3	$1,037.0
Cost of goods sold	741.3	697.2
GROSS PROFIT	371.0	339.8
Selling, general & administrative expenses	275.9	246.9
Restructuring and other charges	2.9	2.1
OPERATING INCOME	92.2	90.8
Other (income) expense:
Interest income	(4.4)	(10.9)
Interest expense	19.9	19.8
Minority interest	(1.9)	(1.9)
Other	4.3	1.7
	17.9	8.7
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	74.3	82.1
Provision for income taxes	23.6	26.2
INCOME FROM CONTINUING OPERATIONS	50.7	55.9
Loss from discontinued operations, net of taxes	(0.5)	—
NET INCOME	$50.2	$55.9

BASIC EPS
Income (loss) per share:
Continuing operations	$1.38	$1.45
Discontinued operations	(0.01)	—
NET INCOME	$1.37	$1.45
Weighted average number of shares	36.7	38.7

DILUTED EPS
Income (loss) per share:
Continuing operations	$1.37	$1.43
Discontinued operations	(0.01)	—
NET INCOME	$1.36	$1.43
Weighted average number of shares	36.9	39.0

Dividends per share	$0.33	$0.30

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Nine Months Ended
	September 28, 2008	September 30, 2007
OPERATING ACTIVITIES
Net income	$50.2	$55.9
Less: Loss from discontinued operations	(0.5)	—
Income from continuing operations	50.7	55.9
Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
Depreciation	24.3	21.6
Amortization	9.7	7.9
Gain on disposal and impairment of property, plant and equipment and other	0.2	1.6
Stock-based compensation	4.2	4.6
Deferred income tax benefit	(14.9)	(4.7)
Changes in operating assets and liabilities, net of effects from business acquisitions and divestures:
Accounts receivable	(16.4)	(16.1)
Inventories	(5.3)	(27.6)
Prepaid expenses and other assets	6.0	(3.7)
Accounts payable, accrued expenses and other liabilities	33.0	(17.7)
Net cash provided by continuing operating activities	91.5	21.8

INVESTING ACTIVITIES
Additions to property, plant and equipment	(21.0)	(25.3)
Proceeds from the sale of property, plant and equipment	0.5	0.2
Investments in securities	(2.6)	(27.5)
Proceeds from sale of securities	33.3	0.4
Increase in other assets	—	(0.5)
Business acquisitions, net of cash acquired	(174.6)	(4.6)
Net cash used in investing activities	(164.4)	(57.3)

FINANCING ACTIVITIES
Proceeds from long-term debt	19.9	43.8
Payments of long-term debt	(51.8)	(37.7)
Payment of capital leases	(1.1)	(1.4)
Proceeds from share transactions under employee stock plans	1.6	1.1
Tax benefit of stock awards exercised	—	1.0
Payments to repurchase common stock	(44.5)	—
Dividends	(12.2)	(11.7)
Net cash used in financing activities	(88.1)	(4.9)
Effect of exchange rate changes on cash and cash equivalents	0.6	5.9
Net cash (used in) provided by operating activities of discontinued operations	(0.5)	0.2

DECREASE IN CASH AND CASH EQUIVALENTS	(160.9)	(34.3)
Cash and cash equivalents at beginning of period	290.3	343.0
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$129.4	$308.7

NON-CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of businesses:
Fair value of assets acquired	$235.6	$3.5
Cash paid, net of cash acquired	174.6	4.6
Liabilities assumed (assets acquired)	$61.0	$(1.1)
Acquisition of fixed assets under capital lease	$—	$1.4
Issuance of stock under management stock purchase plan	$1.6	$1.7

CASH PAID FOR:
Interest	$15.4	$15.7
Taxes	$31.7	$34.1

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the Watts Water Technologies, Inc. Consolidated Balance Sheet as of September 28, 2008, the Consolidated Statements of Operations for the third quarter and nine months ended September 28, 2008 and the third quarter and nine months ended September 30, 2007, and the Consolidated Statements of Cash Flows for the nine months ended September 28, 2008 and the nine months ended September 30, 2007.

The consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date. The accounting policies followed by the Company are described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The consolidated financial statements included in this report should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K for the year ended December 31, 2007. Operating results for the interim period presented are not necessarily indicative of the results to be expected for the year ending December 31, 2008.

The Company operates on a 52-week fiscal year ending on December 31st.  Any third quarter data contained in this Quarterly Report on Form 10-Q reflects the results of operations for the 13-week period ended on the Sunday nearest September 30th of the respective year.

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

Goodwill and Long-Lived Assets

The changes in the carrying amount of goodwill by geographic segment from December 31, 2007 to September 28, 2008 are as follows:

	North America	Europe	China	Total
	(in millions)

Carrying amount at the beginning of period	$211.0	$162.4	$12.4	$385.8
Acquired goodwill during the period	—	89.3	3.3	92.6
Adjustments and reclassifications of goodwill during the period	0.1	—	(3.8)	(3.7)
Effect of change in exchange rates used for translation	(0.3)	(6.7)	0.9	(6.1)
Carrying amount at end of period	$210.8	$245.0	$12.8	$468.6

Intangible assets include the following at September 28, 2008:

	Gross Carrying Amount	Accumulated Amortization
	(in millions)

Patents	$18.1	$(7.0)
Customer relationships	116.3	(21.6)
Technology	7.5	(3.3)
Other	19.2	(6.4)
Total amortizable intangibles	161.1	(38.3)
Intangible assets not subject to amortization	62.1	—
Total	$223.2	$(38.3)

Aggregate amortization expense for amortizable intangible assets for the third quarters of 2008 and 2007 was $3.7 million and $2.3 million, respectively, and for the first nine months of 2008 and 2007 was $9.7 million and $7.9 million, respectively. Additionally, future amortization expense on amortizable intangible assets approximates $4.2 million for the remainder of 2008, $15.3 million for 2009, $15.2 million for 2010, $14.5 million for 2011 and $12.6 million for 2012. Amortization expense is provided on a straight-line basis over the estimated useful lives of the intangible assets. The weighted-average remaining life of total amortizable intangible assets is 10.4 years. Patents, customer relationships, technology and other amortizable intangibles have weighted-average remaining lives of 8.4 years, 9.7 years, 5.5 years and 18.8 years, respectively. Intangible assets not subject to amortization primarily include trademarks and unpatented technology.

Stock-Based Compensation

The Company maintains three stock incentive plans under which key employees and outside directors have been granted incentive stock options (ISOs) and nonqualified stock options (NSOs) to purchase the Company’s Class A Common Stock. Only one plan, the 2004 Stock Incentive Plan, is currently available for the grant of new equity awards. Stock options granted under prior plans became exercisable over a five-year period at the rate of 20% per year and expire ten years after the date of grant. Under the 2004 Stock Incentive Plan, options become exercisable over a four-year period at the rate of 25% per year and expire ten years after the grant date. ISOs and NSOs granted under the plans may have exercise prices of not less than 100% and 50% of the fair market value of the Class A Common Stock on the date of grant, respectively. The Company’s current practice is to grant all options at fair market value on the grant date.  The Company issued 202,000 and 189,000 options under the 2004 Stock Incentive Plan in the third quarters and first nine months of 2008 and 2007, respectively.

The fair value of each share issued under the 2004 Stock Incentive Plan is estimated on the date of grant, using the Black-Scholes-Merton Model, based on the following weighted average assumptions:

	2008	2007
Expected life (years)	6.0	5.8
Expected stock price volatility	35.6%	37.2%
Expected dividend yield	1.5%	1.2%
Risk-free interest rate	3.5%	4.6%

The above assumptions were used to determine the weighted average grant-date fair value of stock options of $10.10 and $12.75 in 2008 and 2007, respectively.

The Company also grants shares of restricted stock to key employees and non-employee members of the Company’s Board of Directors under the 2004 Stock Incentive Plan, which vest either immediately or over a three-year period at the rate of one-third per year. The restricted stock awards are amortized to expense on a straight-line basis over the vesting period. The Company issued 79,597 and 72,437 restricted stock awards under the 2004 Stock Incentive Plan in the third quarters and first nine months of 2008 and 2007, respectively.

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

Assets Held for Sale

From time to time, the Company may dispose of assets or groups of assets by means of sale.  When certain criteria are met, the Company records these assets as held for sale in the accompanying consolidated balance sheet.  During the third quarter ended September 28, 2008, the Company entered into an agreement to sell its equity interests in one of its China entities to a local company (the buyer).  This unit serves the domestic Chinese market and also manufactures products for sale in the U.S. marketplace.  The Company evaluated alternatives, including additional restructuring activities and determined the disposition by sale of the domestic Chinese business was the best alternative.  The Company will maintain ownership of the assets used to manufacture the products to be sold in the U.S.  As such, the Company has determined that this continuing involvement in the business prohibits the recognition of this transaction and the related results from operations of this business as discontinued operations.  The results from operations of the domestic Chinese business will continue to be reported in the results from continuing operations until the sale is complete.

The Company anticipates that the sale of this unit will be completed during the fourth quarter of 2008. The major classes of assets and liabilities included in the consolidated balance sheet as held for sale are as follows:

September, 28
2008
(in millions)
Accounts receivable, net	$2.9
Inventories, net	2.1
Prepaid expenses and other assets	0.6
Property, plant and equipment, net	0.8
Goodwill	3.3
Other, net	0.1
Total assets held for sale	$9.8

Accounts payable	$6.0
Accrued expenses and other liabilities	3.6
Accrued compensation and benefits	0.3
Total liabilities to be transferred by sale	$9.9

Shipping and Handling

The Company’s shipping costs included in selling, general and administrative expense were $11.0 million and $9.3 million for the third quarters of 2008 and 2007, respectively, and were $29.5 million and $28.9 million for the first nine months of 2008 and 2007, respectively.

Research and Development

Research and development costs included in selling, general and administrative expense were $4.0 million and $3.5 million for the third quarters of 2008 and 2007, respectively, and were $13.2 million and $11.1 million for the first nine months of 2008 and 2007, respectively.

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

New Accounting Standards

In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) EITF Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 requires that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents to be included in the two-class method of computing earnings per share as described in Statement of Financial Accounting Standards (FAS) No. 128, “Earnings per Share.” This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Accordingly, we will adopt FSP EITF 03-6-1 in fiscal year 2009. The adoption of FSP EITF 03-6-1 is not expected to have a material impact on the consolidated financial statements.

In May 2008, the FASB issued No. FAS 162, “The Hierarchy of Generally Accepted Principles,” (FAS 162), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  FAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The adoption of FAS 162 is not expected to have an impact on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued FAS No. 141 (R), “Business Combinations.” (FAS 141R), which replaces FAS 141, “Business Combinations.” FAS 141R establishes new principles and requirements for how an acquiring company 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R is effective for business combinations occurring in the fiscal year beginning on or after December 15, 2008. The Company expects the adoption of FAS 141R will increase costs charged to its operations for acquisitions made after January 1, 2009.

In December 2007, the FASB issued FAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” (FAS 160), which requires non-controlling interests (previously referred to as minority interest) to be treated as a separate component of equity, not outside of equity as is current practice. FAS 160 applies to non-controlling interests and transactions with non-controlling interest holders in consolidated financial statements. FAS 160 is effective for periods beginning on or after December 15, 2008. The Company does not expect the adoption of FAS 160 will have a material impact on its consolidated financial statements.

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

3.  Discontinued Operations

In September 1996, the Company divested its Municipal Water Group businesses, which included Henry Pratt, James Jones Company and Edward Barber and Company Ltd.  The discontinued operating expense for the third quarter and first nine months of 2008 is related to legal and settlement costs associated with the James Jones Litigation, net of reserve adjustments, which is described in Part I, Item 1, “Product Liability, Environmental and Other Litigation Matters” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Condensed operating statements and balance sheets for discontinued operations are summarized below:

	Third Quarter Ended
	September 28, 2008	September 30, 2007
	(in millions)
Costs and expenses - Municipal Water Group	$(0.3)	$(0.1)
Loss before income taxes	(0.3)	(0.1)
Income tax benefit	0.2	—
Loss from discontinued operations, net of taxes	$(0.1)	$(0.1)

	Nine Months Ended
	September 28, 2008	September 30, 2007
	(in millions)
Costs and expenses - Municipal Water Group	$(0.8)	$—
Loss before income taxes	(0.8)	—
Income tax benefit	0.3	—
Loss from discontinued operations, net of taxes	$(0.5)	$—

	September 28, 2008	December 31, 2007
	(in millions)
Prepaid expenses and other assets	$(0.1)	$(0.3)
Deferred income taxes	10.9	10.7
Assets of discontinued operations	$10.8	$10.4
Accrued expenses and other liabilities	$29.1	$28.6
Liabilities of discontinued operations	$29.1	$28.6

The assets and liabilities at September 28, 2008 and December 31, 2007 primarily relate to the reserves for the James Jones Litigation.

4.  Financial Instruments

We measure certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale auction rate securities and foreign currency derivatives. The fair value of these certain financial assets and liabilities was determined using the following inputs at September 28, 2008:

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Assets
Available-for-sale securities (1)	$7.9	$—	$—	$7.9
Foreign currency derivatives(2)	0.1	—	0.1	—
Plan asset for deferred compensation(3)	3.0	3.0	—	—
Total assets	$11.0	$3.0	$0.1	$7.9

Liabilities
Copper swap (4)	$0.4	$—	$0.4	$—
Plan liability for deferred compensation(5)	$3.0	$3.0	$—	$—
Total liabilities	$3.4	$3.0	$0.4	$—

(1) Included in long-term investment securities on the Company’s consolidated balance sheet.

(2) Included in prepaid expenses and other assets on the Company’s consolidated balance sheet.

(3) Included in other, net on the Company’s consolidated balance sheet.

(4) Included in accrued expenses and other liabilities on the Company’s consolidated balance sheet.

(5) Included in other noncurrent liabilities on the Company’s consolidated balance sheet.

The table below provides a summary of the changes in fair value of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period December 31, 2007 to September 28, 2008.

	Balance	Purchases,	Total realized and unrealized gains (losses) included in:
	December 31, 2007	sales, settlements, net	Earnings	Comprehensive income	Balance September 28, 2008
	(in millions)
Available for sale securities	$39.0	$(30.6)	$—	$(0.5)	$7.9

Available-for-sale securities are comprised of auction rate securities.  The Company holds a variety of interest bearing auction rate securities, or ARS, that includes $6.3 million in municipal bonds and $1.6 million in student loans at September 28, 2008. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or sell their interests at par. The recent uncertainties in the credit markets have affected all of the Company’s holdings in ARS investments, and auctions for the Company’s investments in these securities have failed on their respective auction dates. Consequently, the investments are not currently liquid and the Company will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. Maturity dates for these ARS investments range from 2027 to 2036.

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

The Company has used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of September 28, 2008. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, credit quality of the ARS issuer, timing and amount of cash flows, government guarantees related to student loans and the expected holding periods of the ARS. Based on this assessment of fair value, as of September 28, 2008 the Company recorded an impairment of approximately $0.5 million to comprehensive income.

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

Foreign currency derivatives include forward foreign exchange contracts primarily for Canadian dollars. Metal derivatives include forward contracts for copper.

The Company uses foreign currency forward exchange contracts as an economic hedge to reduce the impact of currency fluctuations on certain anticipated intercompany purchase transactions that are expected to occur during the next fifteen months and certain other foreign currency transactions. Realized and unrealized gains and losses on the contracts are recognized in other income/expense in the consolidated statement of operations. These contracts do not subject the Company to significant market risk from exchange movement because they offset gains and losses on the related foreign currency denominated transactions. At September 28, 2008 and September 30, 2007, unrealized gains or losses on the contracts were immaterial.

From time to time, the Company enters into swaps or forwards to limit the volatility associated with the purchase of metals, such as copper.  The Company typically structures the terms of these financial instruments to coincide with purchases made throughout the year.  During the quarter ended September 28, 2008, the Company entered into a series of copper swaps to fix the price per pound for copper from October 2008 through September 2009 for one customer.  The Company has determined that these copper swaps do not qualify for hedge accounting and is accounting for these financial instruments as an economic hedge.  Therefore, any changes in the fair value of the copper swaps are recorded immediately in the consolidated statement of operations.  The Company believes that the use of swap contracts to fix the purchase price of copper allows the Company the ability to provide firm pricing to that one customer.  The Company does not enter into swap or forward contracts for speculative purposes.  At September 28, 2008, unrealized losses on the copper swaps were $0.4 million and are included in other income/expense in the consolidated statement of operations.

5. Restructuring and Other Charges

During the third quarter and first nine months of 2008, the Company recorded net pre-tax restructuring and related charges in its geographic segments totaling $0.9 million and $3.2 million, respectively, for ongoing restructuring actions as follows:

	Third Quarter Ended	Nine Months Ended
	September 28, 2008	September 28, 2008
	(in millions)
North America	$0.5	$1.8
Europe	0.1	0.2
China	0.3	1.2
Totals	$0.9	$3.2

The third quarter 2008 net charges included $0.9 million in restructuring and other charges. The nine months ended September 28, 2008, net charges included $0.3 million in cost of goods sold and $2.9 million in restructuring related to actions initiated during 2007. The Company also recorded $0.2 million in the nine months ended September 28, 2008 in other income to reflect the minority interest portion of the restructuring costs.

2007 Actions

During 2007, the Company initiated a global restructuring program that was approved by the Company’s Board of Directors on October 30, 2007.  The program includes plans to shutdown five manufacturing facilities, right size a sixth facility and incur costs to relocate one of its China facilities.  In addition, the Company performed an evaluation of certain product lines in 2007.  After completing this evaluation, the Company initiated a plan to discontinue certain product lines.  In accordance with the restructuring and discontinuance of certain product lines commenced in 2007, the Company anticipated spending $12.9 million.  To date, the Company has incurred $8.3 million of costs associated with the plans and has successfully shutdown two manufacturing facilities and right sized one of its facilities.  Management is reviewing the status of the program and the timing of charges for the Europe segment.  The Company anticipates the restructuring program will not be completed until 2010, with the expectation that Europe will incur most of its costs during 2010. As such, previous estimates of savings from the programs will likely be achieved in 2010 rather than in the second half of 2009. The Company still anticipates capital expenditures in excess of any proceeds from the sale of buildings and other assets as part of the restructuring program.

The following table summarizes the accrual balances and utilization by cost type for the 2007 restructuring actions:

	Severance	Asset write- downs	Facility exit and other	Minority interest	Total
	(in millions)
Restructuring accruals at December 31, 2007	$2.4	$—	$—	$—	$2.4
Net pre-tax restructuring charges	0.4	0.3	0.6	(0.2)	1.1
Utilization	(1.3)	(0.3)	(0.6)	0.2	(2.0)
Balance at March 30, 2008	1.5	—	—	—	1.5
Net pre-tax restructuring charges	0.5	—	0.5	—	1.0
Utilization	(0.7)	—	(0.5)	—	(1.2)
Balance at June 29, 2008	1.3	—	—	—	1.3
Net pre-tax restructuring charges	0.4	—	0.5	—	0.9
Utilization	(0.4)	—	(0.5)	—	(0.9)
Balance at September 28, 2008	$1.3	$—	$—	$—	$1.3

The following table summarizes expected, incurred and remaining cost for 2007 restructuring actions by type:

	Severance	Asset write-downs	Facility exit and other	Total
	(in millions)
Expected costs	$4.3	$5.8	$2.8	$12.9
Costs incurred – through December 31, 2007	0.8	4.2	0.1	5.1
Costs incurred – quarter ended March 30, 2008	0.4	0.3	0.6	1.3
Costs incurred – quarter ended June 29, 2008	0.5	—	0.5	1.0
Costs incurred – quarter ended September 28, 2008	0.4	—	0.5	0.9
Remaining costs at September 28, 2008	$2.2	$1.3	$1.1	$4.6

Other consists primarily of relocation costs.

The following table summarizes expected, incurred and remaining cost for 2007 restructuring actions by segment:

	Expected costs	Costs incurred through December 31, 2007	Costs incurred quarter ended March 30, 2008	Costs incurred quarter ended June 29, 2008	Costs incurred quarter ended September 28, 2008	Remaining costs September 28, 2008
	(in millions)
North America	$5.7	$3.5	$0.8	$0.5	$0.5	$0.4
Europe	3.9	—	—	0.1	0.1	3.7
China	3.3	1.6	0.5	0.4	0.3	0.5
Total	$12.9	$5.1	$1.3	$1.0	$0.9	$4.6

6. Earnings per Share

The following tables set forth the reconciliation of the calculation of earnings per share:

	For the Third Quarter Ended September 28, 2008
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(amounts in millions, except per share amounts)
Basic EPS
Income from continuing operations	$16.8	36.5	$0.46
Loss from discontinued operations	(0.1)		(0.01)
Net income	$16.7		$0.46
Effect of dilutive securities
Common stock equivalents		0.2
Diluted EPS
Income from continuing operations	$16.8		$0.46
Loss from discontinued operations	(0.1)		(0.01)
Net income	$16.7	36.7	$0.45

	For the Third Quarter Ended September 30, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(amounts in millions, except per share amounts)
Basic EPS
Income from continuing operations	$18.2	38.7	$0.47
Loss from discontinued operations	(0.1)		—
Net income	$18.1		$0.47
Effect of dilutive securities
Common stock equivalents		0.4
Diluted EPS
Income from continuing operations	$18.2		$0.47
Loss from discontinued operations	(0.1)		—
Net income	$18.1	39.1	$0.46

	For the Nine Months Ended September 28, 2008
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(amounts in millions, except per share amounts)
Basic EPS
Income from continuing operations	$50.7	36.7	$1.38
Loss from discontinued operations	(0.5)		(0.01)
Net income	$50.2		$1.37
Effect of dilutive securities
Common stock equivalents		0.2
Diluted EPS
Income from continuing operations	$50.7		$1.37
Loss from discontinued operations	(0.5)		(0.01)
Net income	$50.2	36.9	$1.36

	For the Nine Months Ended September 30, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(amounts in millions, except per share amounts)
Basic EPS
Income from continuing operations	$55.9	38.7	$1.45
Income from discontinued operations	—		—
Net income	$55.9		$1.45
Effect of dilutive securities
Common stock equivalents		0.3
Diluted EPS
Income from continuing operations	$55.9		$1.43
Income from discontinued operations	—		—
Net income	$55.9	39.0	$1.43

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

The following is a summary of the Company’s significant accounts and balances by segment, reconciled to the consolidated totals:

	Third Quarter Ended
	September 28, 2008	September 30, 2007
	(in millions)
Net Sales
North America	$218.5	$215.8
Europe	148.0	110.5
China	12.8	14.2
Consolidated net sales	$379.3	$340.5

Operating income (loss)
North America	$23.4	$22.6
Europe	16.5	13.9
China	(2.5)	0.7
Subtotal reportable segments	37.4	37.2

Corporate (*)	(6.7)	(7.1)
Consolidated operating income	30.7	30.1

Interest income	0.8	3.7
Interest expense	(6.6)	(6.8)
Minority interest	—	0.8
Other	(0.7)	(0.6)
Income from continuing operations before income taxes	$24.2	$27.2

Capital Expenditures
North America	$2.4	$3.1
Europe	3.5	3.2
China	0.4	3.9
Consolidated capital expenditures	$6.3	$10.2

Depreciation and Amortization
North America	$4.9	$4.4
Europe	6.3	3.9
China	1.3	1.5
Consolidated depreciation and amortization	$12.5	$9.8

	Nine Months Ended
	September 28, 2008	September 30, 2007
	(in millions)
Net Sales
North America	$664.5	$658.6
Europe	409.9	334.3
China	37.9	44.1
Consolidated net sales	$1,112.3	$1,037.0

Operating Income (Loss)
North America	$71.5	$64.0
Europe	48.6	41.1
China	(6.6)	6.8
Subtotal reportable segments	113.5	111.9

Corporate (*)	(21.3)	(21.1)
Consolidated operating income	92.2	90.8

Interest income	4.4	10.9
Interest expense	(19.9)	(19.8)
Minority interest	1.9	1.9
Other	(4.3)	(1.7)
Income from continuing operations before income taxes	$74.3	$82.1

Identifiable Assets (at end of period)
North America	$856.3	$1,068.4
Europe	776.9	546.0
China	139.2	133.1
Consolidated identifiable assets	$1,772.4	$1,747.5

Long-Lived Assets (at end of period)
North America	$95.5	$99.5
Europe	116.6	85.9
China	36.4	30.2
Consolidated long-lived assets	$248.5	$215.6

Capital Expenditures
North America	$6.7	$9.3
Europe	10.6	9.8
China	3.7	6.2
Consolidated capital expenditures	$21.0	$25.3

Depreciation and Amortization
North America	$14.3	$13.1
Europe	15.7	11.7
China	4.0	4.7
Consolidated depreciation and amortization	$34.0	$29.5

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

The North American segment consists of U.S. net sales of $200.4 million and $199.0 million for the third quarters of 2008 and 2007, respectively, and $611.6 million and $611.3 million for the first nine months of 2008 and 2007, respectively. The North American segment also consists of U.S. long-lived assets of $88.4 million and $92.1 million at September 28, 2008 and September 30, 2007, respectively.

Intersegment sales for the third quarter ended September 28, 2008 for North America, Europe and China were $1.7 million, $1.5 million and $34.8 million, respectively.  Intersegment sales for the third quarter ended September 30, 2007 for North America, Europe and China were $1.5 million, $2.1 million and $34.7 million, respectively.

Intersegment sales for the first nine months ended September 28, 2008 for North America, Europe and China were $4.9 million, $5.1 million and $98.2 million, respectively.  Intersegment sales for the first nine months ended September 30, 2007 for North America, Europe and China were $5.2 million, $4.7 million and $104.1 million, respectively.

8.  Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of the following:

	Foreign Currency Translation	Pension Adjustment/Other	Accumulated Other Comprehensive Income
	(in millions)

Balance December 31, 2007	$77.2	$(8.5)	$68.7
Change in period	25.1	0.1	25.2
Balance March 30, 2008	102.3	(8.4)	93.9
Change in period	4.3	0.2	4.5
Balance June 29, 2008	106.6	(8.2)	98.4
Change in period	(38.7)	(0.4)	(39.1)
Balance September 28, 2008	$67.9	$(8.6)	$59.3

Balance December 31, 2006	$38.1	$(12.7)	$25.4
Change in period	3.2	1.5	4.7
Balance April 1, 2007	41.3	(11.2)	30.1
Change in period	8.4	0.6	9.0
Balance July 1, 2007	49.7	(10.6)	39.1
Change in period	16.4	0.3	16.7
Balance September 30, 2007	$66.1	$(10.3)	$55.8

Accumulated other comprehensive income in the consolidated balance sheets as of September 28, 2008 and September 30, 2007 consists primarily of cumulative translation adjustments, impairment of securities and pension related prior service costs and net actuarial loss.  The Company’s total comprehensive income was as follows:

	Third Quarter Ended
	September 28, 2008	September 30, 2007
	(in millions)

Net income	$16.7	$18.1
Foreign currency translation adjustments and other	(39.1)	16.7
Total comprehensive (loss) income	$(22.4)	$34.8

	Nine Months Ended
	September 28, 2008	September 30, 2007
	(in millions)

Net income	$50.2	$55.9
Foreign currency translation adjustments and other	(9.4)	28.8
Total comprehensive income	$40.8	$84.7

9.  Debt

The Company’s revolving credit facility provides for multi-currency unsecured borrowings and stand-by letters of credit of up to $350.0 million and expires in April 2011. Borrowings outstanding under the revolving credit facility bear interest at a fluctuating rate per annum equal to an applicable percentage equal to (i) in the case of Eurocurrency rate loans, the British Bankers Association LIBOR rate plus an applicable percentage of 0.625%, which is determined by reference to the Company’s consolidated leverage ratio and debt rating, or (ii) in the case of base rate loans and swing line loans, the higher of (a) the federal funds rate plus 0.5% and (b) the rate of interest in effect for such day as announced by Bank of America, N.A. as its “prime rate.” For the first nine months of 2008, the average interest rate under the revolving credit facility for euro-based borrowings was approximately 5.3%. The revolving credit facility includes operational and financial covenants customary for facilities of this type, including, among others, restrictions on additional indebtedness, liens and investments and maintenance of certain leverage ratios. As of September 28, 2008, the Company was in compliance with all covenants related to the revolving credit facility; had $255.7 million of unused and potentially available credit under the revolving credit facility; had no U.S dollar denominated debt and $59.3 million of euro-based borrowings outstanding on its revolving credit facility; and had $35.0 million for stand-by letters of credit outstanding on its revolving credit facility.

As part of the Blücher Metals A/S (Blücher) acquisition (see Note 12), the Company assumed approximately $15.6 million in debt.  Debt included a mortgage payable of $6.4 million, which has a variable rate that is adjusted annually.  Blücher entered into an interest rate swap in 2008, which effectively fixes the rate at 4%, the swap expires at year-end 2008.  Installments on the mortgage are due quarterly through December 2015 and the mortgage is pledged by assets.  Blücher also had a line of credit with an outstanding balance of $9.2 million as of the purchase date, with interest at a variable rate of CIBOR/EURIBOR plus 0.5% to 0.7%.  As of September 28, 2008 this line was approximately $2.3 million.

10.       Contingencies and Environmental Remediation

As disclosed in Part I, Item 1, “Product Liability, Environmental and Other Litigation Matters” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the Company is a party to litigation described as the James Jones Litigation and is also engaged in certain environmental remediation.  There have been no material developments with respect to the Company’s contingencies and environmental remediation proceedings during the third quarter ended September 28, 2008.

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

The components of net periodic benefit cost are as follows:

	Third Quarter Ended
	September 28, 2008	September 30, 2007
	(in millions)
Service cost—benefits earned	$0.9	$1.0
Interest costs on benefits obligation	1.2	1.1
Expected return on assets	(1.2)	(1.1)
Prior service costs and net actuarial loss amortization	0.1	0.2
Net periodic benefit cost	$1.0	$1.2

	Nine Months Ended
	September 28, 2008	September 30, 2007
	(in millions)
Service cost—benefits earned	$2.7	$2.8
Interest costs on benefits obligation	3.6	3.2
Expected return on assets	(3.6)	(3.2)
Prior service costs and net actuarial loss amortization	0.3	0.9
Net periodic benefit cost	$3.0	$3.7

The information related to the Company’s pension funds cash flow is as follows:

	Nine Months Ended
	September 28, 2008	September 30, 2007
	(in millions)

Employer contributions	$3.3	$7.3

The Company does not expect to contribute any additional funds for the remainder of 2008.

12.       Acquisitions

On May 30, 2008, the Company acquired all of the outstanding stock of Blücher for approximately $183.5 million.  The purchase price consisted of $170.1 million in cash and the assumption of debt of $13.4 million, net of cash acquired.  Blücher is a leading provider of stainless steel drainage systems in Europe to the residential, commercial and industrial marketplaces and is a worldwide leader in providing stainless steel drainage products to the marine industry.  Blücher provides the Company with a new product platform in Europe while allowing the Company to offer a broader product line to its existing customer base.  The Company is accounting for the transaction as a business combination under FAS No. 141, “Business Combinations.”  The Company completed a preliminary purchase price allocation that resulted in the recognition of $64.5 million in intangible assets and $89.3 million in goodwill.  Intangible assets are comprised primarily of customer relationships and patents with estimated lives of 10 years and trade names with indefinite lives.  The consolidated results of operations include the results of Blücher since the acquisition date of May 30, 2008.  Had the Company completed the acquisition at the beginning of 2007, the net sales, income from continuing operations and earnings per share from continuing operations would have been as follows:

Amounts in millions (except per share information)

	Third Quarter Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Net sales	$379.3	$364.1	$1,155.0	$1,099.8
Income from continuing operations	$18.5	$21.3	$58.6	$54.8
Net income	$18.4	$21.2	$58.1	$54.8
Basic EPS - Net income	$0.50	$0.55	$1.58	$1.42
Diluted EPS – Net income	$0.50	$0.54	$1.58	$1.41

The purchase price allocation for the acquisition noted above is preliminary pending the final determination of fair values of certain assumed assets.

During the second quarter of 2008, the Company completed the acquisition of the remaining 40% ownership in its joint venture in China for $3.3 million in cash, which was allocated primarily to goodwill.  Under the terms of the agreement, the Company is contingently liable to pay an additional $2.2 million to the sellers only upon the receipt of $2.2 million due to the Company under a separate agreement with one of the sellers.  See Note 2, Assets Held for Sale for subsequent disposal of this business.

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

Although we continue to see positive sales trends in the European energy conservation marketplace and in Canada in general, our sales in most other markets during the third quarter of 2008 are unchanged or down when compared to the same period one year earlier.  The well publicized credit market crisis creates concerns for our performance into 2009.  The worldwide reports of an economic slowdown continue to point toward slower growth for the next several quarters.  In response to these concerns, we are taking steps to place the Company on a firm fiscal platform from which these turbulent economic times can be managed.  We announced that a reduction of the current United States workforce will be undertaken during the fourth quarter of 2008.  We are also evaluating our current manufacturing footprint for opportunities to consolidate operations, thereby reducing overhead costs.  Finally, we are implementing a nine-month salary freeze in North America and are reviewing discretionary spending in detail to cut back on operating expenses.  We believe that our two primary North American sales channels, retail and wholesale, will both be negatively impacted by the economic downturn and by our customers’ inability to obtain capital to fund projects. We believe that a disciplined approach towards the use of capital combined with cost reductions to be achieved through the continued implementation of lean manufacturing and six sigma disciplines as well as our ongoing restructuring plan will help to partially offset any negative pressures to operating income. We expect these conditions to continue through the remainder of 2008 and believe they are likely to continue throughout 2009.

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

We require substantial amounts of raw materials to produce our products, including bronze, brass, cast iron, steel and plastic, and substantially all of the raw materials we require are purchased from outside sources. We have experienced increases in the costs of certain raw materials, particularly copper. Bronze and brass are copper-based alloys. The average price of copper and pig iron for the first nine months of 2008 increased approximately 17.8% and 49.4%, respectively. In October, the price of copper has decreased significantly, with the market price per pound dropping below prior year levels.  We typically carry several months of inventory primarily due to the significant extent of our international sourcing.

Historically, a risk we face is our ability to deal effectively with increases in raw material costs. We manage this risk by monitoring related market prices, working with our suppliers to achieve the maximum level of stability in their costs and related pricing, seeking alternative supply sources when necessary, implementing cost reduction programs and passing increases in costs on to our customers. Where our customers desire and request a fixed price, we may enter into swap contracts to fix the price of copper.  During the quarter ended September 28, 2008, we entered into a series of copper swaps to fix the price per pound of copper for one customer.  These financial instruments are classified as economic hedges, as more fully explained in the Notes to the Consolidated Financial Statements.  For the period ended September 28, 2008, we recorded $0.4 million in losses associated with these copper swaps in other expenses.  More recently, the commodity markets have experienced tremendous volatility, with the market prices of many commodities dropping in October 2008.  We believe that if copper prices continue to decrease that the open copper swap contracts will result in additional losses that may occur in a period different from when that cost is recovered from the customer.

Another risk we face in all areas of our business is competition. We consider brand preference, engineering specifications, code requirements, price, technological expertise, delivery times and breadth of product offerings to be the primary competitive factors. As mentioned previously, we believe that the product development, product testing capability and investment in plant and equipment needed to manufacture products in compliance with code requirements, represent a barrier to entry for competitors. We are committed to maintaining our capital equipment at a level consistent with current technologies, and thus we spent approximately $37.8 million in 2007 and expect to spend approximately $26.0 million to $30.0 million during 2008.

Acquisitions

On May 30, 2008, we purchased all of the outstanding share capital of Blücher Metal A/S (Blücher) located in Vildbjerg, Denmark, for approximately $183.5 million. Blücher is a leading provider of stainless steel drainage systems in Europe to the residential commercial and industrial market places and is a worldwide leader in providing stainless steel drainage products to the marine industry. Blücher’s main products include push-fit stainless steel pipes and related fittings, light-duty drains for residential, commercial and marine applications, and drains for heavy-duty industrial applications including brewery and pharmaceutical applications.

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

Recent Developments

During the third quarter ended September 28, 2008, we entered into an agreement to sell our equity interests in one of our China entities to a local company (the buyer).  This unit serves the domestic Chinese market and also manufactures products for sale in the U.S. marketplace.  We evaluated alternatives, including additional restructuring activities, and determined that the disposition by sale of the domestic Chinese business was the best alternative.  We will maintain ownership of the assets used to manufacture our water safety and control products to be sold in the U.S.  As such, we have determined that this continuing involvement in the business prohibits the recognition of this transaction and the related results from operations of this business as discontinued operations.  The results from operations of the domestic Chinese business will continue to be reported in the results from continuing operations until the sale is complete, which we anticipate will occur before the end of the fourth quarter.

In November 2007, our Board of Directors authorized the repurchase of up to 3.0 million shares of our Class A common stock.  As of October 28, 2008, we had repurchased approximately 2.45 million shares at a total cost of approximately $68.1 million.  During the third quarter ended September 28, 2008, we decided to temporarily suspend our stock repurchase program.

Results of Operations

Third Quarter Ended September 28, 2008 Compared to Third Quarter Ended September 30, 2007

Net Sales.  Our business is reported in three geographic segments: North America, Europe and China. Our net sales in each of these segments for each of the third quarters of 2008 and 2007 were as follows:

	Third Quarter Ended September 28, 2008		Third Quarter Ended September 30, 2007			% Change to Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales
	(dollars in millions)
North America	$218.5	57.6%	$215.8	63.4%	$2.7	0.8%
Europe	148.0	39.0	110.5	32.4	37.5	11.0
China	12.8	3.4	14.2	4.2	(1.4)	(0.4)
Total	$379.3	100%	$340.5	100%	$38.8	11.4%

The increase (decrease) in net sales is attributable to the following:

					Change As a % of Consolidated Net Sales				Change As a % of Segment Net Sales
	North America	Europe	China	Total	North America	Europe	China	Total	North America	Europe	China
	(dollars in millions)
Organic	$(1.1)	$4.7	$(2.6)	$1.0	(0.3)%	1.4%	(0.8)%	0.3%	(0.4)%	4.2%	(18.3)%
Foreign exchange	0.1	9.2	1.2	10.5	—	2.7	0.4	3.1	—	8.3	8.4
Acquisitions	3.7	23.6	—	27.3	1.1	6.9	—	8.0	1.7	21.4	—
Total	$2.7	$37.5	$(1.4)	$38.8	0.8%	11.0%	(0.4)%	11.4%	1.3%	33.9%	(9.9)%

Organic net sales decreased in North America primarily due to decreased sales in the DIY market. Organic sales in our North American wholesale market for the third quarter of 2008 remained relatively flat compared to the third quarter of 2007.  Our North American home improvement retail market sales decreased 2.9% for the third quarter of 2008 compared to the third quarter of 2007. This decrease was primarily due to more product rollouts in the third quarter of 2007, product line resets and a softer economy this year, partially offset by realized price increases.  We believe that the residential market, which is served by both our wholesale and DIY customers, will continue to be soft through 2008.  We believe the commercial market, which is predominantly served by our wholesale customers, is difficult to predict although recent macro economic data indicates that, like the residential market, this market will also slow down. As a result, we believe that our sales into the commercial marketplace will experience minimal growth through the remainder of 2008.  Growth in North America due to acquisitions is due to the inclusion of sales from Topway acquired in November 2007.

Organic net sales increased in Europe primarily due to increased sales in the European OEM market. Our sales into the European wholesale market in the third quarter of 2008 decreased 6.0% while our sales into the European OEM market increased 16.3% compared to the third quarter of 2007. Sales in Europe into the OEM market were positively impacted by increased sales in alternative energy and energy conservation devices.  We believe that this trend will continue through 2008 and will continue to positively impact sales for our Europe segment.  Sales in our wholesale market were negatively impacted by declines in residential construction activity in Italy and Germany.  We believe that our broad product offerings, complemented recently by the acquisition of Blücher, will provide the Company an opportunity to take additional market share from smaller competitors. The acquired growth in Europe is due to the inclusion of sales from Blücher.

Organic net sales declined in China due to decreased sales in both the Chinese domestic and export markets. Our sales from China were negatively affected by a reduction in export sales and the pending sale of one of our wholly-owned subsidiaries.  This decrease was partially offset by an increase in sales to infrastructure customers in the third quarter of 2008.

The increases in net sales due to foreign exchange in North America, Europe and China were primarily due to the appreciation of the Canadian dollar, euro and yuan, respectively, against the U.S. dollar. We cannot predict whether these currencies will continue to appreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales. Recent fluctuations in foreign currency rates portend a reduction in those currencies against the U.S. dollar.

Gross Profit. Gross profit and gross profit as a percent of net sales (gross margin) for the third quarters of 2008 and 2007 were as follows:

	Third Quarter Ended
	September 28, 2008	September 30, 2007	Point Change
	(dollars in millions)
Gross profit	$123.9	$110.5
Gross margin	32.7%	32.4%	0.3%

Gross margin increased slightly in the third quarter of 2008 compared to third quarter of 2007. The North American margin increased 1.7% to 34.5% for the third quarter of 2008 from 32.8% for the third quarter of 2007 due to realized sales price increases and better product mix.  Further, 2007 North American gross margins were negatively impacted by approximately $3.6 million, or approximately 170 basis points on the prior year gross margin, for charges associated with product discontinuances.  The European margin increased 0.4% to 31.1% from 30.7% for the comparable third quarter primarily due to our ability to leverage additional volume with the rationalization efforts made over the last two years in Italy, and, to a lesser extent, some realized price increases.  Our China segment’s gross margin decreased for the third quarter of 2008 primarily due to reduced volumes, underutilized capacity in certain locations due to a labor dispute, negative impact from the increase in the value of the Chinese yuan against the U.S. dollar and value added tax increases.

Selling, General and Administrative Expenses.  Selling, General and Administrative, or SG&A, expenses for the third quarter of 2008 increased $13.5 million, or 17.1%, compared to the third quarter of 2007.  The increase in SG&A expenses was attributable to the following:

	(in millions)	% Change

Organic	$4.3	5.5%
Foreign exchange	2.1	2.6
Acquisitions	7.1	9.0
Total	$13.5	17.1%

The organic increase in SG&A expenses was primarily due to increased compensation costs and product liability costs, increased commissions due to the increased sales volume, and increased bad debt charges, offset partially by a reduction in shipping costs in North America.  The increase in SG&A expenses from foreign exchange was primarily due to the appreciation of the euro against the U.S. dollar.  The increase in SG&A expenses from acquisitions was due to the inclusion of Blücher and Topway. Total SG&A expenses, as a percentage of sales, were 24.3% in the third quarter of 2008 compared to 23.1% in the third quarter of 2007.

Restructuring and Other Charges. In the third quarter of 2008, we recorded $0.9 million for severance and relocation costs in North America and China.  In the third quarter of 2007, we recorded $1.6 million for the write-down of held for sale assets and for accelerated depreciation related to the relocation of one of our Chinese facilities.

Operating Income.  Operating income by geographic segment for the third quarters of 2008 and 2007 was as follows:

	Third Quarter Ended			% Change to Consolidated
	September 28, 2008	September 30, 2007	Change	Operating Income
	(dollars in millions)

North America	$23.4	$22.6	$0.8	2.7%
Europe	16.5	13.9	2.6	8.6
China	(2.5)	0.7	(3.2)	(10.6)
Corporate	(6.7)	(7.1)	0.4	1.3
Total	$30.7	$30.1	$0.6	2.0%

The increase (decrease) in operating income is attributable to the following:

						Change					Change
						As a % of Consolidated Operating Income					As a % of Segment Operating Income
	North America	Europe	China	Corp.	Total	North America	Europe	China	Corp.	Total	North America	Europe	China	Corp.
	(dollars in millions)
Organic	$(2.2)	$0.9	$(5.1)	$0.4	$(6.0)	(7.3)%	3.0%	(16.9)%	1.3%	(19.9)%	(9.7)%	6.5%	(728.6)%	5.6%
Foreign exchange	—	1.1	(0.1)	—	1.0	—	3.6	(0.3)	—	3.3	—	7.9	(14.3)	—
Acquisitions	(0.1)	0.6	—	—	0.5	(0.3)	2.0	—	—	1.7	(0.5)	4.3	—	—
Restructuring/other	3.1	—	2.0	—	5.1	10.3	—	6.6	—	16.9	13.7	—	285.7	—
Total	$0.8	$2.6	$(3.2)	$0.4	$0.6	2.7%	8.6%	(10.6)%	1.3%	2.0%	3.5%	18.7%	(457.2)%	5.6%

The decrease in organic operating income in North America was primarily due to higher SG&A expenses.  In the third quarter of 2008, we recorded $0.5 million primarily for plant relocation costs and severance costs related to our global restructuring program and in the third quarter of 2007 we recorded $3.6 million primarily for discontinuance of certain product lines.

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

The decrease in organic operating income in China was primarily due to volume decreases and underutilized capacity in certain locations. In the third quarter of 2008, we recorded $0.3 million for severance related to our global restructuring program compared to $2.4 million for the comparable period of 2007, of which, $1.7 million was for asset write-downs and accelerated depreciation related to our global restructuring program and $0.7 million was related to the discontinuance of certain product lines.

The third quarter of 2008 operating loss in Corporate decreased compared to the third quarter of 2007 primarily due to a reduction in compensation expense associated with our nonqualified deferred compensation plan.

Interest Income.  Interest income decreased $2.9 million, or 78.4%, in the third quarter of 2008 compared to the third quarter of 2007, primarily due to cash used to fund the Blücher acquisition and the stock buy-back program initiated in November 2007, as well as, a lower interest rate environment in 2008 as compared to 2007.

Income Taxes. Our effective tax rate for continuing operations decreased to 30.6% in the third quarter of 2008 from 33.1% in the third quarter of 2007. The main drivers of the decrease occurred in China and Europe. In China an additional valuation allowance was recorded in the third quarter of 2007 that did not recur in 2008.  Our European effective rate declined due to provision releases in France and from favorable tax treatments related to the Blücher acquisition financing.

Income From Continuing Operations.  Income from continuing operations for the third quarter of 2008 decreased $1.4 million, or 7.7%, to $16.8 million, or $0.46 per common share, from $18.2 million, or $0.47 per common share, for the third quarter of 2007, in each case, on a diluted basis.  Income from continuing operations for the third quarters of 2008 and 2007 included costs, net of tax, from our restructuring plan and product line discontinuance of $0.6 million, or $0.02 per common share, and $4.2 million, or $0.11 per common share, respectively. Repurchased shares had an accretive impact of $0.02 per share in the third quarter of 2008.  The appreciation of the euro, yuan and Canadian dollar against the U.S. dollar resulted in a positive impact on income from continuing operations of $0.02 per common share for the third quarter of 2008 compared to the comparable period last year. We cannot predict whether the euro, Canadian dollar or yuan will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net income.

Loss From Discontinued Operations.  The loss from discontinued operations was primarily attributable to legal fees associated with the James Jones Litigation, as described in Part I, Item 1, “Business-Product Liability, Environmental and Other Litigation Matters” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Nine Months Ended September 28, 2008 Compared to Nine Months Ended September 30, 2007

Net Sales.  Our business is reported in three geographic segments: North America, Europe and China. Our net sales in each of these segments for each of the first nine months of 2008 and 2007 were as follows:

	Nine Months Ended September 28, 2008		Nine Months Ended September 30, 2007			% Change to Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales
	(dollars in millions)
North America	$664.5	59.7%	$658.6	63.5%	$5.9	0.6%
Europe	409.9	36.9	334.3	32.2	75.6	7.3
China	37.9	3.4	44.1	4.3	(6.2)	(0.6)
Total	$1,112.3	100%	$1,037.0	100%	$75.3	7.3%

The increase (decrease) in net sales is attributable to the following:

					Change As a % of Consolidated Net Sales				Change As a % of Segment Net Sales
	North America	Europe	China	Total	North America	Europe	China	Total	North America	Europe	China
	(dollars in millions)
Organic	$(9.9)	$1.8	$(9.2)	$(17.3)	(1.0)%	0.2%	(0.9)%	(1.7)%	(1.5)%	0.5%	(20.9)%
Foreign exchange	3.8	42.0	3.0	48.8	0.4	4.0	0.3	4.7	0.6	12.6	6.8
Acquisitions	12.0	31.8	—	43.8	1.2	3.1	—	4.3	1.8	9.5	—
Total	$5.9	$75.6	$(6.2)	$75.3	0.6%	7.3%	(0.6)%	7.3%	0.9%	22.6%	(14.1)%

The organic decline in net sales in North America was primarily due to decreased unit sales partially offset by price increases. Organic sales into the North American wholesale market in the first nine months of 2008 declined by 1.9% compared to the first nine months of 2007. This was primarily due to decreased unit sales in many of our product lines. Organic sales into the North American DIY market in the first nine months of 2008 remained flat compared to the first nine months of 2007 primarily due to price increases offset by reduced unit sales attributable to the softer economic conditions in the U.S.  The acquired growth in North America is due to the inclusion of sales from Topway.

Organic net sales increased in Europe primarily due to increased sales in the European OEM market partially offset by decreased sales into the European wholesale market. Our sales into the European wholesale market in the first nine months of 2008 declined by 6.9% while our sales into the European OEM market increased 8.5% compared to the first nine months of 2007. The decline in sales to the wholesale market is largely attributable to the slowdown in residential construction activity in Italy and Germany.  Recent credit issues and higher unemployment are likely to continue to pressure our sales into the wholesale market.  This has been offset by the recent activity in the alternative energy market in the third quarter discussed above.  Although we believe that the sales from alternative energy related products will trend upwards, the other economic factors in Europe are likely to continue to place downward pressure on organic sales through the remainder of 2008.  The acquired growth in Europe is due to the inclusion of sales from Blücher.

Organic net sales declined in China primarily due to decreased sales in both the Chinese domestic and export market and the elimination of a one-month reporting lag in 2007 in two of our Chinese entities, which amounted to approximately $3.3 million. Our sales from China were affected by a plant relocation, and by a labor dispute and severe weather, affecting product shipments at two other locations.

The increases in net sales due to foreign exchange in North America, Europe and China were primarily due to the appreciation of the Canadian dollar, the euro and the yuan, respectively, against the U.S. dollar. We cannot predict whether these currencies will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

Gross Profit. Gross profit and gross profit as a percent of net sales (gross margin) for the first nine months of 2008 and 2007 were as follows:

	Nine Months Ended
	September 28, 2008	September 30, 2007	Point Change
	(dollars in millions)
Gross profit	$371.0	$339.8
Gross margin	33.4%	32.8%	0.6%

Gross margin improved by 60 basis points to 33.4% in the first nine months of 2008 compared to the same period last year.  The improvement is attributable primarily to the margin improvements in North America offset by declines in China.  North America’s margin improved 250 basis points to 34.8% primarily due to the price increases implemented to offset prior raw material cost increases and, to a lesser extent, the mix of product sold. Further, 2007 North American gross margins were negatively impacted by approximately $6.5 million, or approximately 100 basis points on the prior year gross margin, for charges associated with product discontinuances and a change in estimate for workers’ compensation costs. Gross margin in Europe increased to 31.9% from 31.5% primarily due to our ability to leverage additional volume with the rationalization efforts made over the last two years in Italy.  China gross margin deteriorated when compared to 2007 primarily due to the rapid material cost increases, value added tax increases, excess capacity due to sales declines, negative impact from the increase in the value of the Chinese yuan against the U.S. dollar and disruptions from a plant move and labor disputes.

Selling, General and Administrative Expenses.  SG&A expenses for the first nine months of 2008 increased $29.0 million, or 11.7%, compared to the first nine months of 2007.  The increase in SG&A expenses was attributable to the following:

	(in millions)	% Change

Organic	$7.3	2.9%
Foreign exchange	10.1	4.1
Acquisitions	11.6	4.7
Total	$29.0	11.7%

The organic increase in SG&A expenses was primarily due to increased product liability costs and bad debt costs partially offset by reduced shipping costs in North America.  The increase in SG&A expenses from foreign exchange was primarily due to the appreciation of the euro against the U.S. dollar.  The increase in SG&A expenses from acquisitions was due to the inclusion of Topway and Blücher.  Total SG&A expenses, as a percentage of sales, were 24.8% in the first nine months of 2008 compared to 23.8% in the first nine months of 2007.

Restructuring and Other Charges. In the first nine months of 2008, we recorded $2.9 million for severance and relocation costs in North America and China.  In the first nine months of 2007, we recorded $2.1 million for asset write-downs and for accelerated depreciation related to the relocation of one of our Chinese facilities.

Operating Income.  Operating income by geographic segment for the first nine months of 2008 and 2007 was as follows:

	Nine Months Ended			% Change to Consolidated
	September 28, 2008	September 30, 2007	Change	Operating Income
	(dollars in millions)

North America	$71.5	$64.0	$7.5	8.3%
Europe	48.6	41.1	7.5	8.3
China	(6.6)	6.8	(13.4)	(14.9)
Corporate	(21.3)	(21.1)	(0.2)	(0.2)
Total	$92.2	$90.8	$1.4	1.5%

The increase (decrease) in operating income is attributable to the following:

						Change					Change
						As a % of Consolidated Operating Income					As a % of Segment Operating Income
	North America	Europe	China	Corp.	Total	North America	Europe	China	Corp.	Total	North America	Europe	China	Corp.
	(dollars in millions)
Organic	$5.4	$1.7	$(14.8)	$(0.2)	$(7.9)	5.9%	1.9%	(16.3)%	(0.2)%	(8.7)%	8.4%	4.1%	(217.6)%	(0.9)%
Foreign exchange	0.7	5.3	(0.4)	—	5.6	0.8	5.8	(0.5)	—	6.1	1.1	12.9	(5.9)	—
Acquisitions	(0.4)	0.6	—	—	0.2	(0.4)	0.7	—	—	0.3	(0.6)	1.5	—	—
Restructuring/other	1.8	(0.1)	1.8	—	3.5	2.0	(0.1)	1.9	—	3.8	2.8	(0.3)	26.4	—
Total	$7.5	$7.5	$(13.4)	$(0.2)	$1.4	8.3%	8.3%	(14.9)%	(0.2)%	1.5%	11.7%	18.2%	(197.1)%	(0.9)%

The increase in organic operating income in North America was primarily due to price increases offset by increased material costs and higher SG&A expenses such as product liability, research and development expenses and bad debt.  The 2007 North American operating income was negatively impacted by approximately $2.9 million for a change in estimate for workers compensation costs.  The acquired change in North America was due to the inclusion of the operating loss of Topway. In the first nine months of 2008, we recorded $1.8 million primarily for plant relocation costs and severance costs related to our global restructuring program and in the first nine months of 2007 we recorded a charge of $3.6 million related to the discontinuance of certain product lines.

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

The decrease in organic operating income in China was primarily due to increased material costs and underutilized capacity in certain locations primarily due to the relocation of one facility, severe weather and a labor dispute. In the first nine months of 2008, we recorded $1.2 million for severance, asset write-downs and accelerated depreciation related to our global restructuring program compared to $3.0 million for the comparable period of 2007.

The first nine months operating loss in Corporate increased compared to last year’s comparable quarter primarily due to increased legal and compensation costs partially offset by decreased costs to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

Interest Income.  Interest income decreased $6.5 million, or 59.6%, in the first nine months of 2008 compared to the first nine months of 2007, primarily due to cash used to fund the Blücher acquisition and the stock buy-back program initiated in November 2007 and due to a lower interest rate environment in 2008.

Interest Expense.  Interest expense increased $0.1 million, or 0.5%, for the first nine months of 2008 compared to the first nine months of 2007, primarily due to an increase in the average variable rates charged on the revolving credit facility partially offset by lower outstanding balances on the revolving credit facility.

Other (Income) Expense.  Other expense increased $2.6 million for the first nine months of 2008 compared to the first nine months of 2007, primarily due to foreign currency transaction losses and the recording of a change in valuation of our nonqualified deferred compensation plan.  Foreign currency transaction losses increased in China, Europe and Canada in the first nine months of 2008 compared to the first nine months of 2007.

Income Taxes. Our effective rate for continuing operations was largely unchanged, decreasing to 31.7% from 31.9% for the nine months ended September 28, 2008 and September 30, 2007, respectively.  The current year reduction is attributable to several factors.  In 2008, the tax rates in several European counties were lowered from prior year levels, reducing the current year expense.  We also benefited from provision releases recorded in France during the current quarter and our recent acquisition of Blücher, further reducing our European expense.  These reductions were partially offset by a shift in income in the current year away from China, a lower taxing jurisdiction, and our inability to benefit from certain losses incurred in China.

Income From Continuing Operations.  Income from continuing operations for the first nine months of 2008 decreased $5.2 million, or 9.3%, to $50.7 million, or $1.37 per common share, from $55.9 million, or $1.43 per common share, for the first nine months of 2007, in each case, on a diluted basis.  Income from continuing operations for the first nine months of 2008 and 2007 included costs, net of tax, from our restructuring plan of $2.1 million, or $0.06 per common share, and $4.5 million, or $0.12 per common share, respectively. Income from continuing operations for the first nine months of 2007 includes a tax refund of $1.9 million, or $0.05 per common share. Repurchased shares had an accretive impact of $0.05 per share in the first nine months of 2008.  The appreciation of the euro, yuan and Canadian dollar against the U.S. dollar resulted in a positive impact on income from continuing operations of $0.10 per common share for the first nine months of 2008 compared to the comparable period last year. We cannot predict whether the euro, Canadian dollar or yuan will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net income.

Loss From Discontinued Operations.  The loss from discontinued operations was primarily attributable to legal fees associated with the James Jones Litigation, as described in Part I, Item 1, “Business-Product Liability, Environmental and Other Litigation Matters” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Liquidity and Capital Resources

We generated $91.5 million of cash from operating activities in the first nine months of 2008 as compared to $21.8 million in the first nine months of 2007.  With management’s focus in 2008 on working capital management, net working capital cash outflows have decreased from $65.1 million in the first nine months of 2007, to a net working capital cash inflow of $17.3 million in the first nine months of 2008, a $82.4 million positive change.  The improvement in working capital was driven primarily by better management of accounts payable and, to a lesser extent, inventory.  This change was offset to some extent by lower income from continuing operations.

We used $164.4 million of net cash for investing activities for the first nine months of 2008. We used approximately $170.8 million of net cash to fund current year acquisitions. We received proceeds of $33.3 million from the sale of auction rate securities. We invested $21.0 million in capital equipment.  For the remainder of fiscal year 2008, we expect to invest approximately $5.0 million to $9.0 million for manufacturing machinery and equipment as part of our ongoing commitment to improve our manufacturing capabilities. We paid a total of $3.8 million primarily to acquire the 40% ownership in our joint venture in China and in earn-out payments related to acquisitions from prior years during the first nine months of 2008.

As of September 28, 2008, we held $7.9 million in investments with an auction reset feature, or auction rate securities. Since December 31, 2007, we have reduced our exposure to auction rate securities by $30.6 million.  We recorded an impairment of approximately $0.5 million on the remaining securities in comprehensive income (loss) in the consolidated statement of changes in shareholders’ equity, as the decline in fair value is considered to be temporary. At the time of purchase, all the auction rate securities carried an AAA credit rating.  The auction rate securities we currently hold are all long-term debt obligations secured by municipal bonds and student loans, and carry an AA or better credit rating.

Liquidity for these auction rate securities is typically provided by an auction process, which allows holders to sell their notes, and resets the applicable interest rate at pre-determined intervals, usually every 7 to 35 days. Each of the auction rate securities in our investment portfolio as of September 28, 2008 has experienced failed auctions. There is no assurance that future auctions for these securities will succeed. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction, the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar short-term instruments. The securities for which auctions have failed will continue to earn interest at the contractual rate and be auctioned every 7 to 35 days until the auction succeeds, the issuer calls the securities or they mature. As a result, our ability to liquidate and fully recover the carrying value of our auction rate securities in the near term may be limited or not exist. All of our investments were classified as long-term as of September 28, 2008 due to uncertainties of the timing of liquidation.  We do not believe our inability to sell these investments in the near-term is significant to our overall liquidity.

We used $88.1 million of net cash from financing activities for the first nine months of 2008. This was primarily due to payments for our stock repurchase program, payments of debt and dividend payments, partially offset by increased borrowings under our line of credit.

Our $350.0 million revolving credit facility with a syndicate of banks is being used to support our acquisition program, working capital requirements and for general corporate purposes. Outstanding indebtedness under the revolving credit facility bears interest at a rate determined by the type of loan plus an applicable margin determined by our debt rating, depending on the applicable base rate and our bond rating. For the first nine months of 2008 the average interest rate under the revolving credit facility for euro-based borrowings was approximately 5.3%. There were no U.S. dollar borrowings at September 28, 2008. The revolving credit facility includes operational and financial covenants customary for facilities of this type, including, among others, restrictions on additional indebtedness, liens and investments and maintenance of certain leverage ratios. As of September 28, 2008, we were in compliance with all covenants related to the revolving credit facility, had $255.7 million of unused and potentially available credit under the revolving credit facility and had $59.3 million of euro-based borrowings outstanding and $35.0 million for stand-by letters of credit outstanding on our revolving credit facility.

Working capital (defined as current assets less current liabilities) as of September 28, 2008 was $508.3 million compared to $667.0 million as of December 31, 2007. This decrease was primarily due to decreases in cash and investment securities. Cash and cash equivalents decreased to $129.4 million as of September 28, 2008 compared to $290.3 million as of December 31, 2007 primarily due to funding of acquisitions and for payments for our stock repurchase program. The ratio of current assets to current liabilities was 2.5 to 1 as of September 28, 2008 compared to 3.3 to 1 as of December 31, 2007.

We anticipate that available funds from current operations, existing cash and other sources of liquidity will be sufficient to meet current operating requirements and anticipated capital expenditures for at least the next 12 months. However, we may have to consider external sources of financing for any large future acquisitions.

We maintain letters of credit that guarantee our performance or payment to third parties in accordance with specified terms and conditions. Amounts outstanding were approximately $43.8 million as of September 28, 2008 and $45.0 million as of December 31, 2007. Our letters of credit are primarily associated with insurance coverage and to a lesser extent foreign purchases and generally expire within one year of issuance. These instruments may exist or expire without being drawn down, therefore they do not necessarily represent future cash flow obligations.

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

Application of Critical Accounting Policies and Key Estimates

The preparation of our consolidated financial statements in accordance with United States (U.S.) Generally Accepted Accounting Principles (GAAP) requires management to make judgments, assumptions and estimates that affect the amounts reported. A critical accounting estimate is an assumption about highly uncertain matters and could have a material effect on the consolidated financial statements if another, also reasonable, amount were used, or, a change in the estimate is reasonably likely from period to period. We base our assumptions on historical experience and on other estimates that we believe are reasonable under the circumstances. Actual results could differ significantly from these estimates.  There were no changes in accounting policies or significant changes in accounting estimates during the first nine months of 2008.

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

We purchase significant amounts of bronze ingot, brass rod, cast iron, stainless steel and plastic, which are utilized in manufacturing our many product lines. Our operating results can be adversely affected by increases in commodity prices if we are unable to pass on related price increases to our customers. We manage this risk by monitoring related market prices, working with our suppliers to achieve the maximum level of stability in their costs and related pricing, seeking alternative supply sources when necessary and passing increases in commodity costs to our customers, to the maximum extent possible, when they occur.

During the quarter ended September 28, 2008, we entered into a series of copper swap contracts to fix the price per pound of copper for one customer.  These swaps are classified as a economic hedges, as more fully explained in the Notes to the Consolidated Financial Statements.  For the period ended September 28, 2008, we recorded $0.4 million in losses associated with the copper swaps in other expense.  More recently, the commodity markets have experienced tremendous volatility, with the market prices of many commodities dropping in October 2008.  We believe that if copper prices continue to decrease that the open copper swap contracts will result in additional losses that may occur in a period different from when that cost is recovered from the customer.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended September 28, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  In connection with these rules, we will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Part II.  OTHER INFORMATION

Item l.              Legal Proceedings

As disclosed in Part I, Item 1, “Product Liability, Environmental and Other Litigation Matters” of our Annual Report on Form 10-K for the year ended December 31, 2007, we are a party to litigation described as the James Jones Litigation and are also engaged in certain environmental remediation. There have been no material developments with respect to our contingencies and environmental remediation proceedings during the quarter ended September 28, 2008.

Item 1A.  Risk Factors

This report includes statements which are not historical facts and are considered forward looking within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements reflect Watts Water Technologies, Inc.’s current views about future results of operations and other forward-looking information.  In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will” and “would” or similar words. You should not rely on forward-looking statements because Watts’ actual results may differ materially from those indicated by these forward-looking statements as a result of a number of important factors.  These factors include, but are not limited to, the following:  shortages in and pricing of raw materials and supplies including recent cost increases by suppliers of raw materials and our ability to pass these costs on to customers, loss of market share through competition, introduction of competing products by other companies, pressure on prices from competitors, suppliers, and/or customers, the identification and disclosure of material weaknesses in our internal control over financial reporting, failure to expand our markets through acquisitions, failure or delay in developing new products, lack of acceptance of new products, failure to manufacture products that meet required performance and safety standards, foreign exchange rate fluctuations, cyclicality of industries, such as plumbing and heating wholesalers and home improvement retailers, in which we market certain of our products, economic factors, such as the levels of housing starts and remodeling, affecting the markets in which our products are sold, manufactured, or marketed, environmental compliance costs, product liability risks, the results and timing of our manufacturing restructuring plan, changes in the status of current litigation, including the James Jones Litigation, and other risks and uncertainties discussed under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission, other reports we file from time to time with the Securities and Exchange Commission and the following additional risks:

Our ability to make large acquisitions may be limited due to the current credit market conditions.

As widely reported, the financial markets worldwide have been experiencing, among other things, severely diminished liquidity and credit availability.  One of our strategies is to increase our revenues and profitability and expand out markets through acquisitions.  We may require capital in excess of our available cash and the unused portion of our revolving credit facility to make large acquisitions, which we would generally obtain from our access to the credit markets.  However, the current economic environment may adversely impact the availability and cost of credit in the future.  There can be no assurances that if a large acquisition is identified that we would have access to sufficient capital to complete such acquisition.

Sales of our products to customers serving the commercial market may be impacted by the delay or cancellation of projects due to the current credit market conditions.

Our products are sold to commercial builders and others in the commercial construction market.  The current credit market conditions may prevent commercial builders or developers from obtaining the necessary capital to continue existing projects or to start new projects.  This may result in the delay or cancellation of orders from our customers or potential customers and may adversely affect our revenues and our ability to manage inventory levels, collect customer receivables and ultimately our profitability.

Our ability to improve our profitability through the introduction of new technology in the manufacturing process may be delayed due to the reallocation of capital.

With the current economic outlook worldwide, it is necessary for the Company to make decisions on the best immediate use of capital.  In reaching those decisions, certain planned capital expenditures which would modernize or improve throughput at our manufacturing locations may be delayed until the current credit market improves.  The delay of these capital expenditures may impact our ability to realize efficiencies through new technologies and may result in increased maintenance costs in the business.

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

The following table includes information with respect to shares of our Class A Common Stock withheld to satisfy withholding tax obligations during the three-month period ended September 28, 2008.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
June 30, 2008 – July 27, 2008	—	—	—	—
July 28, 2008 – August 24, 2008	8,902	$28.91	—	—
August 25, 2008 – September 28, 2008	1,593	$28.43	—	—
Total	10,495	$28.44	—	—

The following table includes information with respect to the repurchases of our Class A Common Stock during the three-month period ended September 28, 2008.

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
June 30, 2008 – July 27, 2008	207,700	$23.42	207,700	553,615
July 28, 2008 – August 24, 2008	—	—	—	553,615
August 25, 2008 – September 28, 2008	—	—	—	553,615
Total	207,700	$23.42	207,700	553,615

(1) On November 9, 2007, the Company announced that its Board of Directors had authorized a stock repurchase program. Under the program, the Company may repurchase up to an aggregate of 3.0 million shares of its Class A Common Stock in open market purchases or in privately negotiated transactions.  On October 28, 2008, the Company announced that it had temporarily suspended its stock repurchase program.

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

WATTS WATER TECHNOLOGIES, INC.

Date:	November 6, 2008	By:	/s/ Patrick S. O’Keefe
Patrick S. O’Keefe
Chief Executive Officer

Date:	November 6, 2008	By:	/s/ William C. McCartney
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