Form 10-Q
period 2009-03-29
WATTS WATER TECHNOLOGIES INC
filed 2009-05-06
CIK 795403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 29, 2009

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐         No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 26, 2009
Class A Common Stock, $0.10 par value	29,420,625

Class B Common Stock, $0.10 par value	7,193,880

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share information)

(Unaudited)

	March 29,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$170.2	$165.6
Trade accounts receivable, less allowance for doubtful accounts of $11.7 at March 29, 2009 and $12.2 at December 31, 2008	208.9	221.3
Inventories, net:
Raw materials	100.0	107.4
Work in process	39.0	44.9
Finished goods	177.5	186.7
Total Inventories	316.5	339.0
Prepaid expenses and other assets	19.3	14.6
Deferred income taxes	48.8	47.5
Assets of discontinued operations	12.1	11.6
Total Current Assets	775.8	799.6
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	463.5	465.4
Accumulated depreciation	(233.1)	(228.0)
Property, plant and equipment, net	230.4	237.4
OTHER ASSETS:
Goodwill	423.9	431.3
Long-term investment securities	8.1	8.3
Intangible assets, net	168.2	174.6
Other, net	8.6	8.9
TOTAL ASSETS	$1,615.0	$1,660.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$91.8	$115.2
Accrued expenses and other liabilities	105.6	103.9
Accrued compensation and benefits	37.3	41.6
Current portion of long-term debt	0.8	4.5
Liabilities of discontinued operations	29.7	29.7
Total Current Liabilities	265.2	294.9
LONG-TERM DEBT, NET OF CURRENT PORTION	408.1	409.8
DEFERRED INCOME TAXES	40.7	42.4
OTHER NONCURRENT LIABILITIES	69.3	70.6
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Class A Common Stock, $0.10 par value; 80,000,000 shares authorized; 1 vote per share; issued and outstanding, 29,420,625 shares at March 29, 2009 and 29,250,175 shares at December 31, 2008	2.9	2.9
Class B Common Stock, $0.10 par value; 25,000,000 shares authorized; 10 votes per share; issued and outstanding, 7,193,880 shares at March 29, 2009 and 7,293,880 at December 31, 2008	0.7	0.7
Additional paid-in capital	389.7	386.9
Retained earnings	450.6	451.7
Accumulated other comprehensive income (loss)	(12.2)	0.2
Total Stockholders’ Equity	831.7	842.4
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,615.0	$1,660.1

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in millions, except per share information)

(Unaudited)

	First Quarter Ended
	March 29, 2009	March 30, 2008
Net sales	$294.9	$344.0
Cost of goods sold	197.7	229.6
GROSS PROFIT	97.2	114.4
Selling, general & administrative expenses	81.0	87.1
Restructuring and other charges	1.5	1.0
OPERATING INCOME	14.7	26.3
Other (income) expense:
Interest income	(0.2)	(2.3)
Interest expense	5.6	6.6
Other	(0.5)	2.2
	4.9	6.5
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND NONCONTROLLING INTEREST	9.8	19.8
Provision for income taxes	6.3	7.1
INCOME FROM CONTINUING OPERATIONS	3.5	12.7
Loss from discontinued operations, net of taxes	(0.1)	(0.2)

NET INCOME BEFORE NONCONTROLLING INTEREST	3.4	12.5
Plus: Net loss attributable to the noncontrolling interest	—	1.2

NET INCOME ATTRIBUTABLE TO WATTS WATER TECHNOLOGIES, INC.	$3.4	$13.7

Net income from continuing operations attributable to Watts Water Technologies, Inc.	$3.5	$13.9

BASIC EPS
Income per share attributable to Watts Water Technologies, Inc.:
Continuing operations	$0.10	$0.38
Discontinued operations	—	—
NET INCOME	$0.09	$0.37
Weighted average number of shares	36.9	36.9

DILUTED EPS
Income per share attributable to Watts Water Technologies, Inc.:
Continuing operations	$0.10	$0.37
Discontinued operations	—	—
NET INCOME	$0.09	$0.37
Weighted average number of shares	37.0	37.1

Dividends per share	$0.11	$0.11

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	First Quarter Ended
	March 29, 2009	March 30, 2008
OPERATING ACTIVITIES
Net income attributable to Watts Water Technologies, Inc.	$3.4	$13.7
Less: loss from discontinued operations	(0.1)	(0.2)
Income from continuing operations attributable to Watts Water Technologies, Inc.	3.5	13.9
Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
Depreciation	7.8	7.4
Amortization	3.4	2.6
Stock-based compensation	1.3	1.5
Deferred income tax benefit	(2.0)	(7.4)
Other	0.1	0.3
Changes in operating assets and liabilities, net of effects from business acquisitions and divestures:
Accounts receivable	8.9	(4.1)
Inventories	18.7	(6.4)
Prepaid expenses and other assets	(3.8)	(3.2)
Accounts payable, accrued expenses and other liabilities	(20.5)	10.2
Net cash provided by continuing operating activities	17.4	14.8
INVESTING ACTIVITIES
Additions to property, plant and equipment	(4.2)	(8.3)
Proceeds from the sale of property, plant and equipment	0.2	0.1
Investments in securities	—	(2.6)
Proceeds from sale of securities	—	26.6
Proceeds from purchase price settlement	1.1	—
Business acquisitions, net of cash acquired	(0.3)	(3.8)
Net cash provided by (used in) investing activities	(3.2)	12.0
FINANCING ACTIVITIES
Proceeds from long-term debt	0.3	6.7
Payments of long-term debt	(3.8)	(10.2)
Payment of capital leases	(0.3)	(0.4)
Proceeds from share transactions under employee stock plans	0.1	0.6
Tax benefit of stock awards exercised	(0.4)	—
Payments to repurchase common stock	—	(38.2)
Dividends	(4.1)	(4.1)
Net cash used in financing activities	(8.2)	(45.6)
Effect of exchange rate changes on cash and cash equivalents	(0.8)	1.2
Net cash provided by (used in) operating activities of discontinued operations	(0.6)	0.3

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4.6	(17.3)
Cash and cash equivalents at beginning of year	165.6	290.3
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$170.2	$273.0

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of stock under management stock purchase plan	$1.5	$2.1

CASH PAID FOR:
Interest	$0.6	$2.7
Taxes	$5.0	$5.1

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the Watts Water Technologies, Inc. Consolidated Balance Sheet as of March 29, 2009, the Consolidated Statements of Operations for the first quarter ended March 29, 2009 and the first quarter ended March 30, 2008, and the Consolidated Statements of Cash Flows for the first quarter ended March 29, 2009 and the first quarter ended March 30, 2008.

The balance sheet at December 31, 2008 has been derived from the consolidated audited financial statements at that date. The accounting policies followed by the Company are described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The financial statements included in this report should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K for the year ended December 31, 2008. Operating results for the interim period presented are not necessarily indicative of the results to be expected for the year ending December 31, 2009.

The Company operates on a 52-week fiscal year ending on December 31st.  Any first quarter data contained in this Quarterly Report on Form 10-Q generally reflects the results of operations for the 13-week period ended on the Sunday nearest March 31st of the respective year.

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

Goodwill and Long-Lived Assets

The changes in the carrying amount of goodwill by geographic segment from December 31, 2008 to March 29, 2009 are as follows:

	North America	Europe	China	Total
	(in millions)

Carrying amount at the beginning of period	$188.3	$229.0	$14.0	$431.3
Adjustments to goodwill during the period	(1.1)	—	—	(1.1)
Effect of change in exchange rates used for translation	—	(6.3)	—	(6.3)
Carrying amount at end of period	$187.2	$222.7	$14.0	$423.9

The current quarter includes an adjustment to goodwill affecting our North America segment.  During the quarter, the Company reached a settlement with the seller regarding a purchase price adjustment to the Core Industries, Inc. acquisition that resulted in the Company receiving $1.1 million.

Under the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill is tested for impairment at least annually or more frequently if events or circumstances indicate that it is “more likely than not” that goodwill might be impaired, such as a change in business conditions. The Company performs its annual goodwill impairment assessment in the fourth quarter of each year. Because of the continued uncertainty in the financial markets and overall economic conditions, during the first quarter of 2009, the Company reviewed the significant assumptions included in its goodwill impairment analysis to determine if it was more likely than not that its fair value was less than its carrying value. The analysis focused on management’s current expectations of future cash flows, as well as current market conditions. Based on this analysis, it was determined that the Company did not have a triggering event requiring it to perform a comprehensive goodwill assessment during the first quarter of 2009.

The Company also considered the activities associated with its restructuring plans and the likely effect these activities will have on the carrying value of goodwill in one of its China reporting units.  The Company determined that the change to this reporting unit as a result of the restructuring activities was a triggering event requiring the Company to evaluate the goodwill of the reporting unit.  Consistent with its approach at the annual assessment, the Company used a discounted cash flow model to evaluate the carrying value of the goodwill.  Based on the results of this interim assessment, there was no impairment.

In connection with the restructuring activities, the Company concluded that it is more likely than not that the carrying amount of certain assets held and used may not be recoverable.  The Company tested the assets for recovery in accordance with Statement of

Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  The Company used an undiscounted future cash flow model to test the long-lived assets based on the primary assets identified in each operation, the current economic outlook and the estimated proceeds from the ultimate disposition of the assets.  Based on the analysis performed, the Company concluded there was no impairment.

Intangible assets include the following at March 29, 2009:

	Gross Carrying Amount	Accumulated Amortization
	(in millions)

Patents	$18.0	$(7.6)
Customer relationships	107.2	(27.4)
Technology	7.5	(3.5)
Other	19.1	(6.7)
Total amortizable intangibles	151.8	(45.2)
Intangible assets not subject to amortization	61.6	—
Total	$213.4	$(45.2)

Aggregate amortization expense for amortized intangible assets for the first quarters of 2009 and 2008 was $3.4 million and $2.6 million, respectively. Additionally, future amortization expense on amortizable intangible assets approximates $10.0 million for the remainder of 2009, $13.1 million for 2010, $12.9 million for 2011, $11.4 million for 2012 and $10.2 million for 2013. Amortization expense is provided on a straight-line basis over the estimated useful lives of the intangible assets. The weighted-average remaining life of total amortizable intangible assets is 10.5 years. Patents, customer relationships, technology and other amortizable intangibles have weighted-average remaining lives of 8.0 years, 9.9 years, 5.0 years and 18.7 years, respectively. Intangible assets not subject to amortization primarily include trademarks and unpatented technology.

Stock-Based Compensation

The Company maintains three stock incentive plans under which key employees and non-employee members of the Company’s Board of Directors have been granted incentive stock options (ISOs) and nonqualified stock options (NSOs) to purchase the Company’s Class A Common Stock. Only one plan, the 2004 Stock Incentive Plan, is currently available for the grant of new equity awards. Stock options granted under prior plans became exercisable over a five-year period at the rate of 20% per year and expire ten years after the date of grant. Under the 2004 Stock Incentive Plan, options become exercisable over a four-year period at the rate of 25% per year and expire ten years after the grant date. ISOs and NSOs granted under the plans may have exercise prices of not less than 100% and 50% of the fair market value of the Class A Common Stock on the date of grant, respectively. The Company’s current practice is to grant all options at fair market value on the grant date.  The Company did not issue any options in the first quarter of 2009 or 2008.

The Company also grants shares of restricted stock to key employees and non-employee members of the Company’s Board of Directors under the 2004 Stock Incentive Plan, which vest either immediately or over a three-year period at the rate of one-third per year. The restricted stock awards are amortized to expense on a straight-line basis over the vesting period. The Company issued 1,706 shares of restricted stock under the 2004 Stock Incentive Plan in the first quarter of 2009.  The Company did not issue any restricted stock in the first quarter of 2008.

The Company also has a Management Stock Purchase Plan that allows for the granting of restricted stock units (RSUs) to key employees.  On an annual basis, key employees may elect to receive a portion of their annual incentive compensation in RSUs instead of cash.  Each RSU provides the key employee with the right to purchase a share of Class A Common Stock at 67% of the fair market value on the date of grant.  RSUs vest annually over a three-year period from the grant date.  An aggregate of 2,000,000 shares of Class A Common Stock may be issued under the Management Stock Purchase Plan.  The Company granted 150,098 RSUs and 60,128 RSUs in the first quarters of 2009 and 2008, respectively.

The fair value of each share issued under the Management Stock Purchase Plan is estimated on the date of grant, using the Black-Scholes-Merton Model, based on the following weighted average assumptions:

	2009	2008
Expected life (years)	3.0	3.0
Expected stock price volatility	45.0%	37.2%
Expected dividend yield	2.2%	1.5%
Risk-free interest rate	1.4%	2.2%

 The above assumptions were used to determine the weighted average grant-date fair value of RSUs of $8.14 and $11.44 in 2009 and 2008, respectively.

A more detailed description of each of these stock and stock option plans can be found in Note 13 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Shipping and Handling

The Company’s shipping costs included in selling, general and administrative expenses were $7.4 million and $8.9 million for the first quarters of 2009 and 2008, respectively.

Research and Development

Research and development costs included in selling, general and administrative expenses were $4.4 million and $4.5 million for the first quarters of 2009 and 2008, respectively.

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

New Accounting Standards

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP FAS 141(R)-1).  This FSP clarifies and amends FAS No. 141(R) regarding the initial recognition, measurement, accounting and disclosure of assets and liabilities that arise from contingencies in a business combination.  Assets and liabilities that arise from a contingency that can be measured at the date of the acquisition shall be recorded at fair value.  FSP FAS 141(R)-1 is effective for all acquisitions completed in annual years beginning on or after December 15, 2008.  The adoption of FSP FAS 141(R)-1 will impact future acquisitions made by the Company.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1).  FSP FAS 107-1 and APB 28-1 requires all publicly traded companies to disclose the fair value of all financial instruments in interim reporting periods and annual reporting periods.  FSP FAS 107-1 and APB 28-1 shall be effective for interim and annual periods ending after June 15, 2009.   The adoption of FSP FAS 107-1 and APB 28-1 is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4).  FSP FAS 157-4 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased.  FSP FAS 157-4 provides factors to consider in determining when the volume and level of activity have decreased as well as when a transaction would be considered orderly.  FSP FAS 157-4 does not change the principle of FAS No.157, “Fair Value Measurements,” (FAS 157) in that an asset or liability should be valued at a price a third party would be willing to pay in an orderly transaction.   FSP FAS 157-4 also expands disclosures in interim periods regarding the valuation methods selected.   FSP FAS 157-4 shall be effective for interim and annual periods ending after June 15, 2009.  Earlier adoption is permitted only if the Company also adopts FSP FAS 107-1 and APB 28-1.  The Company is currently evaluating the impact, if any, of the adoption of FSP FAS 157-4 will have on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2).  FSP FAS 115-2 and FAS 124-2 amend the other-than-temporary impairment for debt securities to make guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  FSP FAS 115-2 and FAS 124-2 shall be effective for interim and annual periods ending after June 15, 2009.  Earlier adoption is permitted only if the Company also adopts FSP FAS 157-4.  The Company is currently evaluating the impact, if any, the adoption of FSP FAS 115-2 and 124-2 will have on its consolidated financial statements.

In June 2008, the FASB issued FSP EITF Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 requires that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents be included in the two-class method of computing earnings per share as described in FAS No. 128, “Earnings per Share.” This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The adoption of FSP EITF 03-6-1 did not have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133,” (FAS 161), which expands the current disclosure requirements of FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (FAS 133) such that entities must now provide enhanced disclosures on a quarterly basis regarding how and why the entity uses derivatives; how derivatives and related hedged items are accounted for under FAS 133 and how derivatives and related hedged items affect the entity’s financial position, performance and cash flow. FAS 161 is effective prospectively for annual and interim periods beginning on or after November 15, 2008. The adoption of FAS 161 did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued FAS No. 141 (R), “Business Combinations,” (FAS 141R), which replaces FAS No. 141, “Business Combinations.” FAS 141R establishes new principles and requirements for how an acquiring company 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R is effective for business combinations occurring in the fiscal year beginning on or after December 15, 2008. The Company expects the adoption of FAS 141R will increase costs charged to its operations for acquisitions made after January 1, 2009.

In December 2007, the FASB issued FAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” (FAS 160), which requires non-controlling interests (previously referred to as minority interest) to be treated as a separate component of equity, not outside of equity as is current practice. FAS 160 applies to non-controlling interests and transactions with non-controlling interest holders in consolidated financial statements. FAS 160 is effective for periods beginning on or after December 15, 2008. The adoption of FAS 160 did not have a material impact on the consolidated financial statements.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements,” (FAS 157), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. FAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements and was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB FSP 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Effective January 1, 2008, the Company adopted FAS 157 for financial assets and liabilities recognized at fair value on a recurring basis. Effective January 1, 2009, the Company adopted FAS 157 for non-financial assets and liabilities recognized at fair value on a recurring basis.  The adoption of FAS 157 for financial and nonfinancial assets and liabilities did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.  See Note 4 for information and related disclosures regarding the Company’s fair value measurements.

3. Discontinued Operations

In September 1996, the Company divested its Municipal Water Group businesses, which included Henry Pratt, James Jones Company and Edward Barber and Company Ltd.  The discontinued operating expense for the first quarters of 2009 and 2008 is related to legal costs associated with the James Jones Litigation, net of reserve adjustments, which is described in Part I, Item 1, “Product Liability, Environmental and Other Litigation Matters” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Condensed operating statements and balance sheets for discontinued operations are summarized below:

	First Quarter Ended
	March 29, 2009	March 30, 2008
	(in millions)
Costs and expenses - Municipal Water Group	$(0.1)	$(0.2)
Loss before income taxes	(0.1)	(0.2)
Income tax benefit	—	—
Loss from discontinued operations, net of taxes	$(0.1)	$(0.2)

	March 29, 2009	December 31, 2008
	(in millions)
Prepaid expenses and other assets	$1.6	$0.8
Deferred income taxes	10.5	10.8
Assets of discontinued operations	$12.1	$11.6
Accrued expenses and other liabilities	$29.7	$29.7
Liabilities of discontinued operations	$29.7	$29.7

The assets and liabilities at March 29, 2009 and December 31, 2008 primarily relate to the reserves for the James Jones Litigation.

4. Financial Instruments and Derivatives Instruments

We measure certain financial assets and liabilities at fair value on a recurring basis, including auction rate securities, foreign currency derivatives, deferred compensation plan assets and related liability, and metal derivatives. The fair value of these certain financial assets and liabilities was determined using the following inputs at March 29, 2009:

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active
		Markets for Identical	Significant Other	Significant Unobservable
		Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Assets
Trading securities (1)	$8.1	$—	$—	$8.1
Foreign currency derivatives(2)	0.4	—	0.4	—
Plan asset for deferred compensation(3)	2.4	2.4	—	—
Total assets	$10.9	$2.4	$0.4	$8.1

Liabilities
Copper swap (4)	$0.9	$—	$0.9	$—
Plan liability for deferred compensation(5)	$2.4	$2.4	$—	$—
Total liabilities	$3.3	$2.4	$0.9	$—

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

The table below provides a summary of the changes in fair value of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period December 31, 2008 to March 29, 2009.

			Total realized and unrealized gains
	Balance	Purchases,	(losses) included in:
	December 31,	sales,		Comprehensive	Balance March 29,
	2008	settlements, net	Earnings	income	2009
	(in millions)
Trading securities	$8.3	$—	$(0.2)	$—	$8.1

Trading securities comprise auction rate securities and rights issued by UBS, AG (UBS).  The Company holds a variety of interest bearing auction rate securities, or ARS, including $4.8 million in municipal bonds and $1.6 million in student loans at March 29, 2009. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or sell their interests at par. The recent uncertainties in the credit markets have affected all of the Company’s holdings in ARS investments, and auctions for the Company’s investments in these securities have failed on their respective auction dates. Consequently, the investments are not currently liquid and the Company will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. Maturity dates for these ARS investments range from 2027 to 2036.

All of the ARS investments were AAA rated investment grade quality and were in compliance with the Company’s investment policy at the time of acquisition.   These securities are currently rated A or better. During the fourth quarter of 2008, the Company and its investment advisor elected to participate in a settlement offer from UBS for all of the outstanding ARS investments.  Under the terms of the settlement offer, the Company through its investment advisor was issued rights by UBS entitling the holder to require UBS to purchase the underlying ARS at par value during the period from June 30, 2010, through July 2, 2012.  The rights, valued at $1.6 million at March 29, 2009, also entitle UBS to purchase or sell the ARS at any time from the settlement date, in which case UBS would be required to pay par value for the ARS.

During the quarter ended March 29, 2009, the Company was notified by its investment advisor that UBS has challenged the investment advisor’s participation in the settlement as an “eligible holder,” as defined.  The Company’s investment advisor has responded to UBS and believes that its participation as an eligible holder is supported and legally enforceable.  The Company has continued to account for the ARS and the related rights issued by UBS as though its participation has not changed.  If ultimately a court were to decide that the Company’s investment advisor cannot participate in the settlement, the Company would no longer have an investment in the $1.6 million rights issued by UBS but would retain its $6.4 million investments in the ARS.

While the Company continues to earn interest on its ARS investments, these investments are not currently trading and therefore do not currently have a readily determinable market value.

The Company has used a discounted cash flow model to determine the estimated fair value of its investment in ARS and investments in UBS rights as of March 29, 2009. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, credit quality of the ARS issuer, timing and amount of cash flows, government guarantees related to student loans and the expected holding periods of the ARS.  Based on this assessment of fair value, the Company recorded a credit of approximately $0.4 million to Other (income) expense in the consolidated statement of operations for its investment in ARS in the first quarter of 2009.  The Company performed a valuation of the ARS with the rights from UBS.  The Company determined the value of the rights based upon the difference between the ARS without the rights and the ARS with the rights.   Based on this assessment of fair value, the Company recorded a charge of approximately $0.6 million to Other (income) expense in the first quarter of 2009.

Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase. The remaining balance of cash equivalents consists primarily of money market funds, for which the carrying amount is a reasonable estimate of fair value.

During the first quarter ended March 29, 2009, the Company adopted FAS 161. This standard amends and expands FAS 133 and requires disclosure of the fair value of derivative instruments and their gains and losses in tabular format.  In addition, FAS 161 requires the disclosure of objectives and strategies for using derivative instruments.

The Company uses financial instruments to enhance its ability to manage risk, including foreign currency and commodity pricing exposures, which exist as part of its ongoing business operations.  The Company does not enter into contracts for trading purposes nor does the Company enter into any contracts for speculative purposes.  The use of derivative instruments is approved by senior management under written guidelines.

The Company has exposure to a number of foreign currency rates, including the Canadian Dollar, the Euro, the Chinese Yuan and the British Pound.  To manage this risk, the Company generally uses a layering methodology whereby at the end of any quarter, the Company has generally entered into forward exchange contracts which hedge approximately 50% of the projected intercompany purchase transactions for the next twelve months.  The Company accounts for the forward exchange contracts as an economic hedge.  Realized and unrealized gains and losses on the contracts are recognized in other income/expense in the consolidated statement of operations. These contracts do not subject the Company to significant market risk from exchange movement because they offset gains and losses on the related foreign currency denominated transactions.

From time to time, the Company enters into contracts to limit the volatility associated with the purchase of metals, such as copper.  The Company typically structures the terms of these financial instruments to coincide with purchases made throughout the year.  During the quarter ended September 28, 2008, the Company entered into a series of copper swaps to fix the price per pound for copper from October 2008 through September 2009 for one customer.  The Company has determined that these copper swaps do not qualify for hedge accounting and accounts for these financial instruments as an economic hedge.  Therefore, any changes in the fair value of the copper swaps are recorded immediately in the consolidated statement of operations.  The Company believes that the use of swap contracts to fix the purchase price of copper allows the Company the ability to provide firm pricing to that one customer.  The Company does not enter into swap or forward contracts for speculative purposes.

The following table discloses the fair values of derivative instruments on the Company’s balance sheet as of March 29, 2009 (in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet
	Location	Fair Value	Balance Sheet Location	Fair Value

Foreign currency derivatives	Prepaid expenses and other assets	$0.4		$—
Copper swap		—	Accrued expenses and other liabilities	0.9
Total		$0.4		$0.9

The following table discloses the impact of derivative instruments on the Company’s financial operations for the quarter ended March 29, 2009 (in millions):

	Derivatives
	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives

Foreign currency derivatives	Other income/(expense)	$0.4
Copper swap	Other income/(expense)	—
Total		$0.4

5. Restructuring and Other Charges

The Company accounts for costs associated with restructuring activities in accordance with FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (FAS 146).  The Company’s Board of Directors approves all major restructuring programs that involve the discontinuance of product lines or the shut down of facilities.  From time to time, the Company takes actions including involuntary terminations that are not part of an ongoing benefit arrangement.  The Company accounts for these costs in the period that the individual employees are notified or the liability is incurred.  These costs are included in restructuring and other charges in the company’s consolidated statements of operations.  The Company also includes costs associated with immaterial asset impairments as part of other charges.

During the first three months of 2009, the Company recorded net pre-tax restructuring and other charges in its business segments totaling $1.5 million as follows:

(in millions)
North America	$0.5
Europe	1.0
China	—
Total	$1.5

The charges include $1.2 million in restructuring expenses and $0.3 million other charges, principally for impairment charges for certain intangible assets.  Of the $1.2 million in restructuring costs, approximately $0.7 million relates to involuntary termination benefits incurred during the first quarter of 2009 which were not part of a previously announced restructuring plan.  The remaining costs related primarily to involuntary termination benefits and relocation expenses associated with the 2007 actions described below.  During the first quarter of 2009, the Company also recorded a tax charge of $3.9 million related to previously realized tax benefits, which the Company expects will be recaptured as result of the Company’s decision to restructure its operations in 2009.  This tax charge is described below in the 2009 actions.

The following information outlines the Company’s current restructuring plans.

2007 Actions

During 2007, the Company undertook a review of certain product lines and its overall manufacturing capacity.  Based on that review, the Company initiated a global restructuring program that was approved by the Company’s Board of Directors on October 30, 2007. The Company is also discontinuing certain product lines.  This program includes the shutdown of five manufacturing facilities and the rightsizing of a sixth facility.  The restructuring program and charges for certain product line discontinuances will include pre-tax charges totaling approximately $12.9 million. Charges are primarily for severance ($4.3 million), relocation costs ($2.8 million) and other asset write-downs and expected net losses on asset disposals ($2.0 million) and will result in the elimination of approximately 330 positions worldwide. The product lines that were discontinued and accelerated depreciation resulted in a pre-tax charge of $4.3 million during 2007.  Total net after-tax charges for this program are expected to be approximately $9.4 million ($4.4 million non-cash), with costs being incurred through 2010.  The Company expects to spend approximately $13.4 million in capital expenditures to consolidate operations and will fund approximately $8.0 million of this amount through proceeds from the sale of buildings and other assets being disposed of as part of the restructuring program.  Annual cash savings, net of tax, are estimated to be $4.5 million, which will be fully realized by the second half of 2010.

The following table presents the total estimated pre-tax charges to be incurred for the global restructuring program and product line discontinuances initiated in 2007 by the Company’s reportable segments:

Reportable Segment	Total Expected Costs	Spent through March 29, 2009
	(in millions)
North America	$5.7	$6.3
Europe	3.9	0.2
China	3.3	2.9
Total	$12.9	$9.4

Details of the Company’s manufacturing restructuring plans through March 29, 2009 are as follows:

	Severance	Asset write- downs	Facility exit and other	Total
	(in millions)
Restructuring accruals at December 31, 2008	$—	$—	$—	$—
Net pre-tax restructuring charges	0.3	—	0.2	0.5
Utilization	(0.3)	—	(0.2)	(0.5)
Balance at March 29, 2009	$—	$—	$—	$—

The following table summarizes expected, incurred and remaining cost for 2007 restructuring actions by type:

	Severance	Asset write- downs	Facility exit and other	Total
	(in millions)
Expected costs	$4.3	$5.8	$2.8	$12.9
Costs incurred – through December 31, 2008	2.3	4.9	1.7	8.9
Costs incurred – quarter ended March 29, 2009	0.3	—	0.2	0.5
Remaining costs at March 29, 2009	$1.7	$0.9	$0.9	$3.5

Other consists primarily of relocation costs.

 The following table summarizes expected, incurred and remaining cost for 2007 restructuring actions by segment:

	Expected costs	Costs incurred through December 31, 2008	Costs incurred quarter ended March 29, 2009	Remaining costs March 29, 2009
	(in millions)
North America	$5.7	$5.8	$0.5	$(0.6)
Europe	3.9	0.2	—	3.7
China	3.3	2.9	—	0.4
Total	$12.9	$8.9	$0.5	$3.5

As of March 29, 2009, the Company has substantially completed the activities in North America and China.

2008 Actions

In the fourth quarter of 2008, the Company announced a reduction-in-force in its United States workforce and implemented a nine-month salary freeze in North America. The charge of $2.2 million, recorded in 2008 was included in restructuring and other charges related to its North America segment and was substantially spent by the end of 2008.

2009 Actions

On February 10, 2009, the Board of Directors approved a plan to expand the Company’s program to consolidate the Company’s manufacturing footprint in North America and China.  The plan provides for the closure of three plants, with those operations being moved to existing facilities in either North America or China or relocating to a new central facility in the United States.

The footprint consolidation pre-tax charge will be approximately $11.7 million, including severance charges of approximately $3.2 million, relocation costs of approximately $3.3 million and asset write-downs of approximately $5.2 million. The Company also expects to record a net gain on property sales of $2.4 million.  One-time tax charges of approximately $3.9 million are also expected to be incurred as part of the relocations.  The Company may incur an additional one-time tax charge in connection with the restructuring activities that could range from $0 to $4.4 million, depending on the Company’s final plans.  Positions being eliminated by this consolidation will total approximately 400.  The net after-tax charge for this manufacturing consolidation program is expected to range from $12.8 to $17.2 million ($4.4 million non cash), with costs being incurred primarily in fiscal 2009.  The Company expects to spend approximately $4.8 million in capital expenditures to consolidate operations.  The Company expects this entire project will be self-funded through net proceeds from the sale of buildings and other assets which will be disposed of as part of the plan.

The following table presents the total estimated pre-tax charges to be incurred for the footprint consolidation-restructuring program initiated in 2009 by the Company’s reportable segments:

Reportable Segment	Total	Spent through March 29, 2009
	(in millions)
North America	$2.7	$—
China	9.0	—
Total	$11.7	$—

The following table summarizes expected, incurred and remaining cost for 2009 restructuring actions by type:

	Severance	Asset write- downs	Facility exit and other	Total
	(in millions)
Expected costs	$3.2	$5.2	$3.3	$11.7
Costs incurred – quarter ended March 29, 2009	—	—	—	—
Remaining costs at March 29, 2009	$3.2	$5.2	$3.3	$11.7

As of March 29, 2009, the Company recorded $3.9 million to income tax expense related to previously realized tax benefits, which are expected to be recaptured as result of the Company’s decision to restructure its operations.

6. Earnings per Share

The following tables set forth the reconciliation of the calculation of earnings per share:

	For the First Quarter Ended March 29, 2009
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(amounts in millions, except per share amounts)
Basic EPS
Income (loss) per share attributable to Watts Water Technologies, Inc.:
Continuing operations	$3.5	36.9	$0.10
Discontinued operations	(0.1)		—
Net income	$3.4		$0.09
Effect of dilutive securities
Common stock equivalents		0.1
Diluted EPS
Income (loss) per share attributable to Watts Water Technologies, Inc.:
Continuing operations	$3.5		$0.10
Discontinued operations	(0.1)		—
Net income	$3.4	37.0	$0.09

	For the First Quarter Ended March 30, 2008
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(amounts in millions, except per share amounts)
Basic EPS
Income (loss) per share attributable to Watts Water Technologies, Inc.:
Continuing operations	$13.9	36.9	$0.38
Discontinued operations	(0.2)		—
Net income	$13.7		$0.37
Effect of dilutive securities
Common stock equivalents		0.2
Diluted EPS
Income (loss) per share attributable to Watts Water Technologies, Inc.:
Continuing operations	$13.9		$0.37
Discontinued operations	(0.2)		—
Net income	$13.7	37.1	$0.37

Options to purchase 0.8 million shares of common stock were outstanding during the first quarter of 2009 but were not included in the computation of diluted EPS because to do so would be anti-dilutive.

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

The following is a summary of the Company’s significant accounts and balances by segment, reconciled to the consolidated totals:

	First Quarter Ended
	March 29, 2009	March 30, 2008
	(in millions)
Net Sales
North America	$177.5	$211.4
Europe	109.6	122.7
China	7.8	9.9
Consolidated net sales	$294.9	$344.0

Operating income (loss)
North America	$14.5	$20.6
Europe	9.5	14.4
China	(0.6)	(1.4)
Subtotal reportable segments	23.4	33.6

Corporate (*)	(8.7)	(7.3)
Consolidated operating income	14.7	26.3

Interest income	0.2	2.3
Interest expense	(5.6)	(6.6)
Other	0.5	(2.2)
Income from continuing operations before income taxes and noncontrolling interest	$9.8	$19.8

Identifiable Assets
North America	$802.3	$1,020.2
Europe	693.7	593.2
China	119.0	135.0
Consolidated identifiable assets	$1,615.0	$1,748.4

Long-Lived Assets
North America	$90.5	$98.5
Europe	104.9	96.5
China	35.0	37.3
Consolidated long-lived assets	$230.4	$232.3

Capital Expenditures
North America	$1.7	$1.9
Europe	2.3	3.9
China	0.2	2.5
Consolidated capital expenditures	$4.2	$8.3

Depreciation and Amortization
North America	$4.3	$4.6
Europe	5.8	3.9
China	1.1	1.5
Consolidated depreciation and amortization	$11.2	$10.0

*                 Corporate expenses are primarily for compensation expense, Sarbanes-Oxley compliance, professional fees, including legal and audit expenses, shareholder services and benefit administration costs. These costs are not allocated to the geographic segments as they are viewed as corporate functions that support all activities.

The above operating segments are presented on a basis consistent with the presentation included in the Company’s December 31, 2008 financial statements included in its Annual Report on Form 10-K.

The North American segment consists of U.S. net sales of $164.4 million and $195.5 million for the first quarters of 2009 and 2008, respectively. The North American segment also consists of U.S. long-lived assets of $84.5 million and $91.1 million at March 29, 2009 and March 30, 2008, respectively.

Intersegment sales for the first quarter ended March 29, 2009 for North America, Europe and China were $1.1 million, $1.9 million and $26.3 million, respectively.  Intersegment sales for the first quarter ended March 30, 2008 for North America, Europe and China were $1.4 million, $1.3 million and $27.9 million, respectively.

8. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of the following:

	Foreign Currency Translation	Pension Adjustment	Accumulated Other Comprehensive Income (Loss)
	(in millions)

Balance December 31, 2008	$25.4	$(25.2)	$0.2
Change in period	(13.2)	0.8	(12.4)
Balance March 29, 2009	$12.2	$(24.4)	$(12.2)

Balance December 31, 2007	$77.2	$(8.5)	$68.7
Change in period	25.1	0.1	25.2
Balance March 30, 2008	$102.3	$(8.4)	$93.9

Accumulated other comprehensive income (loss) in the consolidated balance sheets as of March 29, 2009 and March 30, 2008 consists primarily of cumulative translation adjustments and pension related prior service costs and net actuarial loss.  The Company’s total comprehensive income (loss) was as follows:

	First Quarter Ended
	March 29, 2009	March 30, 2008
	(in millions)

Net income attributable to Watts Water Technologies, Inc.	$3.4	$13.7
Foreign currency translation and pension adjustments	(12.4)	25.2
Total comprehensive income (loss)	$(9.0)	$38.9

9. Debt

The Company’s revolving credit facility provides for multi-currency unsecured borrowings and stand-by letters of credit of up to $350.0 million and expires in April 2011. Borrowings outstanding under the revolving credit facility bear interest at a fluctuating rate per annum equal to an applicable percentage equal to (i) in the case of Eurocurrency rate loans, the British Bankers Association LIBOR rate plus an applicable percentage of 0.625%, which is determined by reference to the Company’s consolidated leverage ratio and debt rating, or (ii) in the case of base rate loans and swing line loans, the higher of (a) the federal funds rate plus 0.5% and (b) the rate of interest in effect for such day as announced by Bank of America, N.A. as its “prime rate.” For the first quarter of 2009, the average interest rate under the revolving credit facility for euro-based borrowings was approximately 2.6%. The revolving credit facility includes operational and financial covenants customary for facilities of this type, including, among others, restrictions on additional indebtedness, liens and investments and maintenance of certain leverage ratios. As of March 29, 2009, the Company was in compliance with all covenants related to the revolving credit facility; had $261.6 million of unused and potentially available credit under the revolving credit facility; had no U.S dollar denominated debt and $53.4 million of euro-based borrowings outstanding on its revolving credit facility; and had $35.0 million for stand-by letters of credit outstanding on its revolving credit facility.

10.  Contingencies and Environmental Remediation

As disclosed in Part I, Item 1, “Product Liability, Environmental and Other Litigation Matters” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the Company is a party to litigation described as the James Jones Litigation and is also engaged in certain environmental remediation.  There have been no material developments with respect to the Company’s contingencies and environmental remediation proceedings during the first quarter ended March 29, 2009.

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

The components of net periodic benefit cost are as follows:

	First Quarter Ended
	March 29, 2009	March 30, 2008
	(in millions)
Service cost—benefits earned	$1.1	$0.9
Interest costs on benefits obligation	1.3	1.2
Expected return on assets	(1.0)	(1.2)
Prior service costs and net actuarial loss amortization	0.8	0.1
Net periodic benefit cost	$2.2	$1.0

The information related to the Company’s pension funds cash flow is as follows:

	First Quarter Ended
	March 29, 2009	March 30, 2008
	(in millions)

Employer contributions	$1.6	$0.1

The Company expects to contribute $5.0 million for the remainder of 2009.

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

We are a leading supplier of products for use in the water quality, water safety, water flow control and water conservation markets in both North America and Europe with an emerging presence in Asia. For over 130 years, we have designed and manufactured products that promote the comfort and safety of people and the quality and conservation of water used in commercial and residential applications. We earn revenue and income almost exclusively from the sale of our products. Our principal product lines include:

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

•  flexible stainless steel connectors for natural and liquid propane gas in commercial food service and residential applications;and

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

Our sales in the first quarter continued to be affected by downward pressure from a receding U.S. commercial construction marketplace. In addition, U.S. residential construction activity is at historically low levels. We also saw a marked reduction in European sales as the European economy has migrated into recession. Presently, we believe sales in 2009 will continue to trend down when compared to 2008 as a result of the recessionary pressures. Operating results in the first quarter of 2009, were affected by plant under-absorption and negative foreign currency movements. Plant under-absorption costs were partially offset by our cost saving initiatives. Foreign currency movements, mainly related to the strengthening of the U.S. dollar against the euro and Canadian dollar, negatively impacted the first quarter of 2009 earnings per share by $0.04 compared to the first quarter of 2008. Additionally, the credit market crisis continues to create concerns for our performance in 2009.  In response to these concerns, we are taking steps to ensure we remain on a firm fiscal platform.  In the latter half of 2008, we announced a reduction of the United States workforce, implemented a nine-month salary freeze in North America and are reviewing discretionary spending in detail to reduce operating expenses. In 2009, we have expanded our cost savings programs on a worldwide basis. We have or will be initiating salary reductions, worker furloughs and other cost reductions in an effort to leverage our costs against anticipated lower sales volumes. Additionally, in February 2009, we expanded our restructuring program to consolidate our manufacturing footprint in North America and China. Savings from this program will not be realized until sometime in 2010. However, we did record a $3.9 million tax charge in the first quarter of 2009 for the expected tax recapture from previously awarded tax holiday programs. Lastly, we are continuing our implementation of lean manufacturing and six sigma disciplines to partially offset any negative pressures to operating income.

We believe that the factors relating to our future growth include the demand for clean water around the world, regulatory requirements relating to the quality and conservation of water together with continued enforcement of plumbing and building codes, our ability to grow organically in select attractive market segments and to continue to make selective acquisitions, both in our core markets as well as in new complementary markets, and a healthy economic environment.  We have completed 32 acquisitions since divesting our industrial and oil and gas business in 1999. Our acquisition strategy focuses on businesses that manufacture preferred brand name products that address our themes of water quality, water conservation, water safety and water flow control and related complementary markets. We target businesses that will provide us with one or more of the following: an entry into new markets, an increase in shelf space with existing customers, a new or improved technology or an expansion of the breadth of our water quality, water conservation, water safety and water flow control products for the residential and commercial markets.

Products representing a majority of our sales are subject to regulatory standards and code enforcement, which typically require that these products meet stringent performance criteria. Together with our commissioned manufacturers’ representatives, we have consistently advocated for the development and enforcement of such plumbing codes. We are focused on maintaining stringent quality control and testing procedures at each of our manufacturing facilities in order to manufacture products in compliance with code requirements and take advantage of the resulting demand for compliant products. We believe that the product development, product testing capability and investment in plant and equipment needed to manufacture products in compliance with code requirements, represent a barrier to entry for competitors. We believe there is a demand among consumers for products to ensure water quality, which creates growth opportunities for our products.

We require substantial amounts of raw materials to produce our products, including bronze, brass, cast iron, steel and plastic, and substantially all of the raw materials we require are purchased from outside sources.  The commodity markets have experienced tremendous volatility over the past several years, particularly copper. The market prices of many commodities began dropping in October 2008, and more recently they have increased.  Bronze and brass are copper-based alloys. The price of copper during the first three months of 2009 increased approximately 35.6%. We typically carry several months of inventory primarily due to the significant extent of our international sourcing.

Historically, a risk we face is our ability to deal effectively with increases in raw material costs. We manage this risk by monitoring related market prices, working with our suppliers to achieve the maximum level of stability in their costs and related pricing, seeking alternative supply sources when necessary, implementing cost reduction programs and passing increases in costs on to our customers.  During 2008, we entered into a series of copper swaps to fix the price per pound of copper.  These financial instruments are classified as economic hedges, as more fully explained in the Notes to the Consolidated Financial Statements.   For the period ended March 29, 2009, the changes in fair market value associated with these copper swaps recorded in other expenses were immaterial.  If copper prices continue to increase or decrease, the open copper swap contracts will result in additional income or losses which may occur in a period different from when that cost is recovered.

Another risk we face in all areas of our business is competition. We consider brand preference, engineering specifications, code requirements, price, technological expertise, delivery times and breadth of product offerings to be the primary competitive factors. As mentioned previously, we believe that the product development, product testing capability and investment in plant and equipment needed to manufacture products in compliance with code requirements, represent a barrier to entry for competitors. We are committed to maintaining our capital equipment at a level consistent with current technologies, and thus we expect to spend approximately $27.0 million in 2009.

Recent Developments

During the quarter ended March 29, 2009, we were notified by our investment advisor that UBS has challenged our investment advisor’s participation in the settlement as an “eligible holder,” as defined.  Our investment advisor has responded to UBS and believes that its participation as an eligible holder is supported and legally enforceable.  We have continued to account for the ARS and the related rights issued by UBS as though our investment advisor’s participation has not changed.  If ultimately a court were to decide that our investment advisor cannot participate in the settlement, we would no longer have an investment in the $1.6 million rights issued by UBS but would retain our $6.4 million investments in the ARS.

Results of Operations

First Quarter Ended March 29, 2009 Compared to First Quarter Ended March 30, 2008

Net Sales.  Our business is reported in three geographic segments: North America, Europe and China. Our net sales in each of these segments for each of the first quarters of 2009 and 2008 were as follows:

	First Quarter Ended March 29, 2009		First Quarter Ended March 30, 2008			% Change to Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales
	(dollars in millions)
North America	$177.5	60.2%	$211.4	61.4%	$(33.9)	(9.9)%
Europe	109.6	37.2	122.7	35.7	(13.1)	(3.8)
China	7.8	2.6	9.9	2.9	(2.1)	(0.6)
Total	$294.9	100%	$344.0	100%	$(49.1)	(14.3)%

The increase (decrease) in net sales is attributable to the following:

					Change As a % of Consolidated Net Sales				Change As a % of Segment Net Sales
	North America	Europe	China	Total	North America	Europe	China	Total	North America	Europe	China
	(dollars in millions)
Organic	$(30.8)	$(16.5)	$(0.8)	$(48.1)	(9.0)%	(4.8)%	(0.2)%	(14.0)%	(14.6)%	(13.5)%	(8.1)%
Foreign exchange	(3.1)	(13.5)	0.3	(16.3)	(0.9)	(3.9)	0.1	(4.7)	(1.5)	(11.0)	3.0
Acquisitions	—	16.9	—	16.9	—	4.9	—	4.9	—	13.8	—
Disposal	—	—	(1.6)	(1.6)	—	—	(0.5)	(0.5)	—	—	(16.1)
Total	$(33.9)	$(13.1)	$(2.1)	$(49.1)	(9.9)%	(3.8)%	(0.6)%	(14.3)%	(16.1)%	(10.7)%	(21.2)%

The organic decline in net sales in North America was primarily due to decreased unit sales of our plumbing and heating and backflow product lines. Organic sales into the North American wholesale market in the first quarter of 2009 declined by 18.2% compared to the first quarter of 2008. This was primarily due to decreased unit sales across most of our product lines. Organic sales into the North American DIY market in the first quarter of 2009 were flat compared to the first quarter of 2008 primarily due to decreased unit sales, offset by incremental product line penetration at certain retail customers, selected market share gains and new product roll-outs.

Organic net sales declined in Europe due to decreased sales in the European wholesale and OEM markets. Our sales into the European wholesale market in the first quarter of 2009 decreased by 9.8% and our sales into the European OEM market decreased by 17.1% compared to the first quarter of 2008. Export sales to Eastern Europe were particularly weak. Acquired sales growth in Europe was due to the inclusion of Blücher Metal A/S (Blücher) acquired on May 30, 2008.

Organic net sales declined in China primarily due to decreased sales in the Chinese export markets. China sales were also negatively affected as compared to 2008 from the disposal of Tianjin Tanggu Watts Valve Co. Ltd. (TWT) during the fourth quarter of 2008.

The decreases in net sales due to foreign exchange in North America and Europe were primarily due to the depreciation of the Canadian dollar and the euro, respectively, against the U.S. dollar. We cannot predict whether these currencies will continue to depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

Gross Profit. Gross profit and gross profit as a percent of net sales (gross margin) for the first quarters of 2009 and 2008 were as follows:

	First Quarter Ended
	March 29, 2009	March 30, 2008	Point Change
	(dollars in millions)
Gross profit	$97.2	$114.4
Gross margin	33.0%	33.2%	(0.2)%

Gross margin remained relatively flat in the first quarter of 2009 compared to first quarter of 2008. The North American margin decreased to 32.8% for the first quarter of 2009 from 34.5% for the first quarter of 2008 due to plant under absorption issues, partially offset by cost savings initiatives. The European margin increased to 32.8% for the first quarter of 2009 from 31.5% for the first quarter primarily due to the inclusion of higher margin Blücher sales in the first quarter of 2009 and to cost saving measures offset partially by plant under absorption issues. Excluding Blücher, Europe gross margins were relatively flat with the comparable period last year. Our China segment’s gross margin remained relatively flat excluding the gross profit of TWT.

Selling, General and Administrative Expenses.  Selling, General and Administrative, or SG&A, expenses for the first quarter of 2009 decreased $6.1 million, or 7.0%, compared to the first quarter of 2008.  The decrease in SG&A expenses was attributable to the following:

	(in millions)	% Change

Organic	$(6.3)	(7.2)%
Foreign exchange	(3.4)	(3.9)
Acquisitions	5.4	6.2
Disposal	(1.8)	(2.1)
Total	$(6.1)	(7.0)%

The organic decrease in SG&A expenses was primarily due to decreased variable selling expenses due to lower shipments and cost savings measures partially offset by increased legal costs.  The decrease in SG&A expenses from foreign exchange was primarily due to the depreciation of the euro against the U.S. dollar.  The increase in SG&A expenses from acquisitions was due to the inclusion of Blücher. The reduction due to the disposal relates to the sale of TWT. Total SG&A expenses, as a percentage of sales, were 27.5% in the first quarter of 2009 compared to 25.3% in the first quarter of 2008.

Restructuring and Other Charges. In the first quarter of 2009, we recorded $1.5 million primarily for severance, relocation costs and assets impairment in Europe and North America.  In the first quarter of 2008, we recorded $1.0 million for severance and relocation costs in North America and China.

Operating Income.  Operating income (loss) by geographic segment for the first quarters of 2009 and 2008 was as follows:

	First Quarter Ended			% Change to Consolidated
	March 29, 2009	March 30, 2008	Change	Operating Income
	(dollars in millions)
North America	$14.5	$20.6	$(6.1)	(23.2)%
Europe	9.5	14.4	(4.9)	(18.6)
China	(0.6)	(1.4)	0.8	3.0
Corporate	(8.7)	(7.3)	(1.4)	(5.3)
Total	$14.7	$26.3	$(11.6)	(44.1)%

The increase (decrease) in operating income (loss) is attributable to the following:

						Change					Change
						As a % of Consolidated Operating Income					As a % of Segment Operating Income
	North America	Europe	China	Corp.	Total	North America	Europe	China	Corp.	Total	North America	Europe	China	Corp.
	(dollars in millions)
Organic	$(5.8)	$(3.8)	$(1.6)	$(1.4)	$(12.6)	(22.1)%	(14.4)%	(6.1)%	(5.3)%	(47.9)%	(28.2)%	(26.4)%	(114.3)%	(19.2)%
Foreign exchange	(0.6)	(1.4)	—	—	(2.0)	(2.3)	(5.3)	—	—	(7.6)	(2.9)	(9.7)	—	—
Acquisitions	—	1.3	—	—	1.3	—	4.9	—	—	4.9	—	9.0	—	—
Disposal	—	—	1.9	—	1.9	—	—	7.2	—	7.2	—	—	135.7	—
Restructuring/other	0.3	(1.0)	0.5	—	(0.2)	1.2	(3.8)	1.9	—	(0.7)	1.5	(6.9)	35.7	—
Total	$(6.1)	$(4.9)	$0.8	$(1.4)	$(11.6)	(23.2)%	(18.6)%	3.0%	(5.3)%	(44.1)%	(29.6)%	(34.0)%	57.1%	(19.2)%

The decrease in consolidated organic operating income was due primarily to capacity underutilization caused by recessionary unit volume sales declines.  This item was partially offset by reductions in variable SG&A expenses such as commissions and shipping costs and from cost savings derived from various cost reduction programs.  Corporate costs increased as the result of increased legal costs.

The Blücher acquisition accounts for the net increase in operating profits from acquisitions.

China’s increased operating profit from disposal was due to the divestiture of TWT.

Interest Income. Interest income decreased $2.1 million, or 91.3%, in the first quarter of 2009 compared to the first quarter of 2008.  This decrease is primarily a result of lower funds available for investing combined with lower interest rates.  In the first quarter of 2008, the Company had funds on hand remaining from a debt offering in 2007.  These funds were used in May 2008 to complete the acquisition of Blücher.

Interest Expense.  Interest expense decreased $1.0 million, or 15.2%, for the first quarter of 2009 compared to the first quarter of 2008, primarily due to a decrease in the average variable rates charged on the revolving credit facility.

Other (Income) Expense.  Other expense decreased $2.7 million for the first quarter of 2009 compared to the first quarter of 2008, primarily due to foreign currency transaction losses realized in the first quarter of 2008 that were not realized in the first quarter of 2009.

Income Taxes. Our effective tax rate for continuing operations increased to 64.3% in the first quarter of 2009 from 33.9% in the first quarter of 2008. The increase was primarily due to previously realized tax benefits, which are expected to be recaptured as a result of our decision to restructure our operations.

Income From Continuing Operations.  Income from continuing operations attributable to Watts Water Technologies, Inc for the first quarter of 2009 was $3.5 million, or $0.10 per common share, compared to $13.9 million, or $0.37 per common share, for the first quarter of 2008. Results for the first quarter of 2009 include an after-tax charge of $4.9 million, or $0.13 per share, which includes $4.7 million of restructuring charges related to ad-hoc restructuring initiatives and previously announced restructuring programs and $0.2 million for asset impairment charges, compared to an after-tax charge of $0.8 million, or $0.02 per share, for the first quarter of 2008. The increase is primarily due to a tax charge of $3.9 million, or $0.11 per share, relating to previously realized tax benefits, which are expected to be recaptured as a result of our decision to restructure our operations. The depreciation of the euro and Canadian dollar against the U.S. dollar resulted in a negative impact on our operations of $0.04 per common share for the first quarter of 2009 compared to the comparable period last year. We cannot predict whether the euro, Canadian dollar or Chinese yuan will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net income.

Loss From Discontinued Operations.  The loss from discontinued operations was primarily attributable to legal fees associated with the James Jones Litigation, as described in Part I, Item 1, “Business-Product Liability, Environmental and Other Litigation Matters” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Liquidity and Capital Resources

We generated $17.4 million of cash from operating activities in the first quarter of 2009 as compared to $14.8 million of cash in the first quarter of 2008.  Management continued to focus in the first quarter of 2009 on working capital management. Net working capital cash outflows have decreased from $3.5 million in the first quarter of 2008, to a net working capital cash inflow of $3.3 million in the first quarter of 2009, a $6.8 million positive change.  This change was partially offset by lower income from continuing operations.

We used $3.2 million of net cash from investing activities for the first quarter of 2009 primarily for purchases of capital equipment.  For the remainder of fiscal year 2009, we expect to invest approximately $22.8 million for manufacturing machinery and equipment as part of our ongoing commitment to improve our manufacturing capabilities. We received $1.1 million of cash for a purchase price settlement related to a prior years acquisition.  We paid $0.3 million for earn-out payments related to an acquisition from prior years.

As of March 29, 2009, we held $6.4 million in investments with an auction reset feature, or auction rate securities with a total par value of $8.3 million. At the time of purchase, all the auction rate securities carried an AAA credit rating.  These auction rate securities are all long-term debt obligations secured by municipal bonds and student loans, and currently carry an A or better credit rating.

Liquidity for these auction rate securities (ARS) is typically provided by an auction process, which allows holders to sell their notes, and resets the applicable interest rate at pre-determined intervals, usually every 7 to 35 days. Each of the auction rate securities in our investment portfolio as of March 29, 2009 has experienced failed auctions. There is no assurance that future auctions for these securities will succeed. During the fourth quarter of 2008, the Company and its investment advisor elected to participate in a settlement offer by UBS AG (UBS).   Under the terms of the settlement, the Company through its investment advisor were issued rights by UBS.  Each right entitles the holder to sell the underlying ARS at par to UBS at any time during the period June 30, 2010, through July 2, 2012. UBS could elect at anytime from the settlement date through July 2, 2012 to purchase the ARS, in which case UBS would be required to pay par value for the ARS.   We have classified the investment in ARS and the UBS rights as long-term investments as we cannot predict if UBS will purchase or sell the ARS before the earliest date at which we can require UBS to purchase the ARS at par.

We used $8.2 million of net cash from financing activities for the first quarter of 2009. This was primarily due to payments of debt and dividend payments.

Our $350.0 million revolving credit facility with a syndicate of banks is being used to support our acquisition program, working capital requirements and for general corporate purposes. Outstanding indebtedness under the revolving credit facility bears interest at a rate determined by the type of loan plus an applicable margin determined by our debt rating, depending on the applicable base rate and our bond rating. For the first quarter of 2009 the average interest rate under the revolving credit facility for euro-based borrowings was approximately 2.6%. There were no U.S. dollar borrowings at March 29, 2009. The revolving credit facility includes operational and financial covenants customary for facilities of this type, including, among others, restrictions on additional indebtedness, liens and investments and maintenance of certain leverage ratios. As of March 29, 2009, we were in compliance with all covenants related to the revolving credit facility, had $261.6 million of unused and potentially available credit under the revolving credit facility and had $53.4 million of euro-based borrowings outstanding and $35.0 million for stand-by letters of credit outstanding on our revolving credit facility.

Working capital (defined as current assets less current liabilities) as of March 29, 2009 was $510.6 million compared to $504.7 million as of December 31, 2008. This increase was primarily due to a decrease in accounts payable partially offset by a decrease in inventory and accounts receivable. Cash and cash equivalents increased to $170.2 million as of March 29, 2009 compared to $165.6 million as of December 31, 2008.  The ratio of current assets to current liabilities was 2.9 to 1 as of March 29, 2009 compared to 2.7 to 1 as of December 31, 2008.

We anticipate that available funds from current operations, existing cash and other sources of liquidity will be sufficient to meet current operating requirements and anticipated capital expenditures for at least the next 12 months. We also anticipate that available funds will be sufficient to meet the $50 million principal due on our Notes in May 2010.  However, we may have to consider external sources of financing for any large future acquisitions.

We maintain letters of credit that guarantee our performance or payment to third parties in accordance with specified terms and conditions. Amounts outstanding were approximately $40.1 million as of March 29, 2009 and $39.3 million as of December 31, 2008. Our letters of credit are primarily associated with insurance coverage and to a lesser extent foreign purchases and generally expire within one year of issuance. These instruments may exist or expire without being drawn down, therefore they do not necessarily represent future cash flow obligations.

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

Application of Critical Accounting Policies and Key Estimates

The preparation of our consolidated financial statements in accordance with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported. A critical accounting estimate is an assumption about highly uncertain matters and could have a material effect on the consolidated financial statements if another, also reasonable, amount were used, or, a change in the estimate is reasonably likely from period to period. We base our assumptions on historical experience and on other estimates that we believe are reasonable under the circumstances. Actual results could differ significantly from these estimates.  There were no changes in accounting policies or significant changes in accounting estimates during the first quarter of 2009.

We periodically discuss the development, selection and disclosure of the estimates with our Audit Committee. Management believes the following critical accounting policies reflect its more significant estimates and assumptions.

Revenue recognition

We recognize revenue when all of the following criteria are met: (1) we have entered into a binding agreement, (2) the product has shipped and title has passed, (3) the sales price to the customer is fixed or is determinable and (4) collectability is reasonably assured. We recognize revenue based upon a determination that all criteria for revenue recognition have been met, which, based on the majority of our shipping terms, is considered to have occurred upon shipment of the finished product. Some shipping terms require the goods to be received by the customer before title passes. In those instances, revenues are not recognized until the customer has received the goods. We record estimated reductions to revenue for customer returns and allowances and for customer programs. Provisions for returns and allowances are made at the time of sale, derived from historical trends and form a portion of the allowance for doubtful accounts. Customer programs, which are primarily annual volume incentive plans, allow customers to earn credit for attaining agreed upon purchase targets from us. We record estimated reductions to revenue, made at the time of sale, for customer programs based on estimated purchase targets.

Allowance for doubtful accounts

The allowance for doubtful accounts is established to represent our best estimate of the net realizable value of the outstanding accounts receivable. The development of our allowance for doubtful accounts varies by region but in general is based on a review of past due amounts, historical write-off experience, as well as aging trends affecting specific accounts and general operational factors affecting all accounts. In North America, management specifically analyzes individual accounts receivable and establishes specific reserves against financially troubled customers. In addition, factors are developed utilizing historical trends in bad debts, returns and allowances. The ratio of these factors to sales on a rolling twelve-month basis is applied to total outstanding receivables (net of accounts specifically identified) to establish a reserve. In Europe, management develops their bad debt allowance through an aging analysis of all their accounts. In China, management specifically analyzes individual accounts receivable and establishes specific reserves as needed along with providing general reserves based on aging analysis.

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

Goodwill and other intangibles

Goodwill and intangible assets with indefinite lives are tested annually for impairment in accordance with the provisions of Financial Accounting Standards Board Statement No. 142 “Goodwill and Other Intangible Assets” (FAS 142). We use our judgment in assessing whether assets may have become impaired between annual impairment tests. Due to the current economic conditions as well as other business factors, we concluded that the goodwill of our Water Quality reporting unit was impaired on October 26, 2008, the time of our latest annual review. We recorded a charge of $22.0 million in the fourth quarter of 2008 in accordance with FAS 142.  We perform our annual test for indicators of goodwill and non-amortizable intangible assets impairment in the fourth quarter of our fiscal year or sooner if indicators of impairment exist.

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

Workers’ compensation liabilities in the U.S. are recognized for claims incurred (including claims incurred but not reported) and for changes in the status of individual case reserves. At the time a workers’ compensation claim is filed, a liability is estimated to settle the claim. The liability for workers’ compensation claims is determined based on management’s estimates of the nature and severity of the claims and based on analysis provided by third party administrators and by various state statutes and reserve requirements. We have developed our own trend factors based on our specific claims experience, discounted based on risk free interest rates. In other countries where workers’ compensation costs are applicable, we maintain insurance coverage with limited deductible payments. Because the liability is an estimate, the ultimate liability may be more or less than reported and is subject to changes in discount rates.

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

Legal contingencies

We are a defendant in numerous legal matters including those involving environmental law and product liability as discussed in more detail in Part I, Item 1, “ Business - Product Liability, Environmental and Other Litigation Matters,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  As required by Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies” (FAS 5), we determine whether an estimated loss from a loss contingency should be accrued by assessing whether a loss is deemed probable and the loss amount can be reasonably estimated, net of any applicable insurance proceeds. Estimates of potential outcomes of these contingencies are developed in consultation with outside counsel. While this assessment is based upon all available information, litigation is inherently uncertain and the actual liability to fully resolve this litigation cannot be predicted with any assurance of accuracy. Final resolution of these matters could possibly result in significant effects on our results of operations, cash flows and financial position.

Pension benefits

We account for our pension plans in accordance with Statement of Financial Accounting Standards No. 87 “Employers Accounting for Pensions” (FAS 87) and Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” (FAS 158). In applying FAS 87 and FAS 158, assumptions are made regarding the valuation of benefit obligations and the performance of plan assets. The primary assumptions are as follows:

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

Our foreign subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials and are denominated in European currencies or the U.S. or Canadian dollar. We use foreign currency forward exchange contracts to manage the risk related to intercompany purchases that occur during the course of a year and certain open foreign currency denominated commitments to sell products to third parties. For first quarter of 2009, the amounts recorded in other (income) expense for the change in the fair value of such contracts was immaterial.

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

During 2008, we entered into a series of copper swap contracts to fix the price per pound of copper.  These swaps are classified as economic hedges, as more fully explained in Note 4 of notes to the consolidated financial statements in our Quarterly filing on Form 10-Q and in Note 16 of notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008.  For the three months ended March 29, 2009, the changes in fair market value associated with the copper swaps recorded in other expense were immaterial.  We believe that if copper prices continue to fluctuate that the open copper swap contracts will result in additional gains or losses that may occur in a period different from when that cost is recovered.

The Company used a discounted cash flow model for determining the value of the ARS and the UBS rights.  As there is no active market for the ARS and the rights are non-transferable, we believe that the discounted cash flow model gives the best estimate of fair value at March 29, 2009.  The model includes assumptions that are more fully explained in Note 16 of notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008.  The most sensitive of these assumptions is the illiquidity spread.  We engaged valuation experts to develop the models.  The illiquidity spread increases the discount rate, thereby decreasing the estimated fair value.  To value the rights issued by UBS, we used a discounted cash flow model to estimate the fair value of the ARS with the rights.  The value of the rights was determined by looking at the difference between the ARS as determined compared to the ARS with the rights.    While we believe the assumptions used are consistent with the current market view on the ARS and are reasonable, different assumptions could significantly affect our valuation of ARS.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended March 29, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  In connection with these rules, we will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Part II.  OTHER INFORMATION

Item l.   Legal Proceedings

As disclosed in Part I, Item 1, “Product Liability, Environmental and Other Litigation Matters” of our Annual Report on Form 10-K for the year ended December 31, 2008, we are a party to litigation described as the James Jones Litigation and are also engaged in certain environmental remediation. There have been no material developments with respect to our contingencies and environmental remediation proceedings during the quarter ended March 29, 2009.

Item 1A.  Risk Factors

This report may include statements that are not historical facts and are considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements reflect Watts Water Technologies’ current views about future results of operations and other forward-looking information.  In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will” and “would” or similar words. You should not rely on forward-looking statements because Watts’ actual results may differ materially from those indicated by these forward-looking statements as a result of a number of important factors.  These factors include, but are not limited to, the following:  the current economic and financial crisis, which can affect levels of housing starts and remodeling, affecting the markets where the Company’s products are sold, manufactured, or marketed; shortages in and pricing of raw materials and supplies; loss of market share through competition; introduction of competing products by other companies; pressure on prices from competitors, suppliers, and/or customers; changes in variable interest rates on Company borrowings; identification and disclosure of material weaknesses in our internal control over financial reporting; failure to expand our markets through acquisitions; failure or delay in developing new products; lack of acceptance of new products; failure to manufacture products that meet required performance and safety standards; foreign exchange rate fluctuations; cyclicality of industries, such as plumbing and heating wholesalers and home improvement retailers, in which the Company markets certain of its products; environmental compliance costs; product liability risks; the results and timing of the Company’s manufacturing restructuring plan; changes in the status of current litigation, including the James Jones case; and other risks and uncertainties discussed under the heading “Item 1A. Risk Factors” in the Watts Water

Technologies, Inc. Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities Exchange Commission, and in other reports Watts files from time to time with the Securities and Exchange Commission.

The risk factor immediately following has been added to provide additional disclosure relating to our investments in rights issued by UBS since we filed our Annual Report on Form 10-K for the year ended December 31, 2008.

Investments in rights issued by UBS are subject to risks which may result in the complete loss of the investment to the Company.

At March 29, 2009, we held $1.6 million in rights issued by UBS, AG (ABS) at fair value.  We were notified during the first quarter of 2009 by our investment advisor that UBS has challenged our investment advisor’s participation in a settlement offered by UBS.  UBS is challenging whether our investment advisor is an “eligible holder” as defined in the settlement offer.  Our participation in the settlement offer is through our investment advisor.  Our investment advisor purchased the auction rate securities from UBS on our behalf and maintained those investments in its name.  Although our investment advisor believes that it meets the definition of an “eligible holder,” there can be no assurances that a court or other third party will determine that our investment advisor can participate in the settlement offer.  If our investment advisor cannot participate in the settlement offer, we would no longer have an investment in the rights.

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

The following table includes information with respect to shares of our Class A Common Stock withheld to satisfy withholding tax obligations during the three-month period ended March 29, 2009.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2009 – January 25, 2009	266	$25.94	—	—
January 26, 2009 – February 22, 2009	18,169	$21.05	—	—
February 23, 2009 – March 29, 2009	2,194	$16.97	—	—
Total	20,629	$20.68	—	—

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

WATTS WATER TECHNOLOGIES, INC.

Date:	May 6, 2009	By:	/s/ Patrick S. O’Keefe
Patrick S. O’Keefe
Chief Executive Officer

Date:	May 6, 2009	By:	/s/ William C. McCartney
William C. McCartney
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description

3.1	Restated Certificate of Incorporation, as amended (1)

3.2	Amended and Restated By-Laws, as amended (2)

10.1	Severance Agreement dated February 16, 2009 between the Registrant and Douglas T White (3)

11	Statement Regarding Computation of Earnings per Common Share (4)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350

(1)           Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-11499) for the quarter ended July 3, 2005.

(2)          Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-11499) dated February 5, 2007.

(3)          Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-11499) for the year ended December 31, 2009.

(4)          Incorporated by reference to Note 6 to the Notes to Consolidated Financial Statements included in this Report.