Form 10-Q
period 2009-06-28
WATTS WATER TECHNOLOGIES INC
filed 2009-08-07
CIK 795403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 28, 2009

or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 27, 2009
Class A Common Stock, $0.10 par value	29,421,670

Class B Common Stock, $0.10 par value	7,193,880

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share information)

(Unaudited)

	June 28,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$178.6	$165.6
Trade accounts receivable, less allowance for doubtful accounts of $12.0 at June 28, 2009 and $12.2 at December 31, 2008	208.4	221.3
Inventories, net:
Raw materials	89.6	107.4
Work in process	37.2	44.9
Finished goods	163.4	186.7
Total Inventories	290.2	339.0
Prepaid expenses and other assets	20.3	14.6
Deferred income taxes	48.0	47.5
Assets of discontinued operations	12.7	11.6
Total Current Assets	758.2	799.6
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	470.6	465.4
Accumulated depreciation	(242.7)	(228.0)
Property, plant and equipment, net	227.9	237.4
OTHER ASSETS:
Goodwill	424.8	431.3
Long-term investment securities	8.1	8.3
Intangible assets, net	163.8	174.6
Other, net	8.8	8.9
TOTAL ASSETS	$1,591.6	$1,660.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$86.8	$115.2
Accrued expenses and other liabilities	105.5	103.9
Accrued compensation and benefits	41.4	41.6
Current portion of long-term debt	1.5	4.5
Liabilities of discontinued operations	29.7	29.7
Total Current Liabilities	264.9	294.9
LONG-TERM DEBT, NET OF CURRENT PORTION	367.1	409.8
DEFERRED INCOME TAXES	39.9	42.4
OTHER NONCURRENT LIABILITIES	68.9	70.6
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Class A Common Stock, $0.10 par value; 80,000,000 shares authorized; 1 vote per share; issued and outstanding, 29,422,225 shares at June 28, 2009 and 29,250,175 shares at December 31, 2008	2.9	2.9
Class B Common Stock, $0.10 par value; 25,000,000 shares authorized; 10 votes per share; issued and outstanding, 7,193,880 shares at June 28, 2009 and 7,293,880 at December 31, 2008	0.7	0.7
Additional paid-in capital	391.0	386.9
Retained earnings	442.9	451.7
Accumulated other comprehensive income	13.3	0.2
Total Stockholders’ Equity	850.8	842.4
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,591.6	$1,660.1

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in millions, except per share information)

(Unaudited)

	Second Quarter Ended
	June 28, 2009	June 29, 2008
Net sales	$312.4	$384.9
Cost of goods sold	201.9	252.9
GROSS PROFIT	110.5	132.0
Selling, general & administrative expenses	81.3	96.0
Restructuring and other charges	0.8	1.0
OPERATING INCOME	28.4	35.0
Other (income) expense:
Interest income	(0.3)	(1.3)
Interest expense	5.7	6.7
Other	—	1.4
Total other expense	5.4	6.8
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND NONCONTROLLING INTEREST	23.0	28.2
Provision for income taxes	7.9	9.0
INCOME FROM CONTINUING OPERATIONS	15.1	19.2
Loss from discontinued operations, net of taxes	(18.7)	(0.1)
NET INCOME (LOSS) BEFORE NONCONTROLLING INTEREST	(3.6)	19.1
Plus: Net loss attributable to the noncontrolling interest	—	0.7

NET INCOME (LOSS) ATTRIBUTABLE TO WATTS WATER TECHNOLOGIES, INC.	$(3.6)	$19.8

Net income from continuing operations attributable to Watts Water Technologies, Inc.	$15.1	$19.9

BASIC EPS
Income (loss) per share attributable to Watts Water Technologies, Inc.:
Continuing operations	$0.41	$0.54
Discontinued operations	(0.51)	—
NET INCOME (LOSS)	$(0.10)	$0.54
Weighted average number of shares	37.0	36.6

DILUTED EPS
Income (loss) per share attributable to Watts Water Technologies, Inc.:
Continuing operations	$0.41	$0.54
Discontinued operations	(0.51)	—
NET INCOME (LOSS)	$(0.10)	$0.54
Weighted average number of shares	37.0	36.8

Dividends per share	$0.11	$0.11

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in millions, except per share information)

(Unaudited)

	Six Months Ended
	June 28, 2009	June 29, 2008
Net sales	$605.9	$724.6
Cost of goods sold	398.0	479.2
GROSS PROFIT	207.9	245.4
Selling, general & administrative expenses	162.1	182.5
Restructuring and other charges	2.3	2.0
OPERATING INCOME	43.5	60.9
Other (income) expense:
Interest income	(0.5)	(3.6)
Interest expense	11.3	13.3
Other	(0.5)	3.8
Total other expense	10.3	13.5
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND NONCONTROLLING INTEREST	33.2	47.4
Provision for income taxes	14.3	16.0
INCOME FROM CONTINUING OPERATIONS	18.9	31.4
Income (loss) from discontinued operations, net of taxes	(19.1)	0.2
NET INCOME (LOSS) BEFORE NONCONTROLLING INTEREST	(0.2)	31.6
Plus: Net loss attributable to the noncontrolling interest	—	1.9

NET INCOME (LOSS) ATTRIBUTABLE TO WATTS WATER TECHNOLOGIES, INC.	$(0.2)	$33.5

Net income from continuing operations attributable to Watts Water Technologies, Inc.	$18.9	$33.3

BASIC EPS
Income (loss) per share attributable to Watts Water Technologies, Inc.:
Continuing operations	$0.51	$0.91
Discontinued operations	(0.52)	0.01
NET INCOME (LOSS)	$(0.01)	$0.91
Weighted average number of shares	36.9	36.8

DILUTED EPS
Income (loss) per share attributable to Watts Water Technologies, Inc.:
Continuing operations	$0.51	$0.90
Discontinued operations	(0.52)	0.01
NET INCOME (LOSS)	$(0.01)	$0.91
Weighted average number of shares	37.0	37.0

Dividends per share	$0.22	$0.22

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Six Months Ended
	June 28, 2009	June 29, 2008
OPERATING ACTIVITIES
Net income (loss) attributable to Watts Water Technologies, Inc.	$(0.2)	$33.5
Less: Income (loss) from discontinued operations	(19.1)	0.2
Income from continuing operations attributable to Watts Water Technologies, Inc.	18.9	33.3
Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
Depreciation	16.0	15.5
Amortization	6.8	5.6
Stock-based compensation	2.5	2.8
Deferred income tax benefit	(1.6)	(10.8)
Other	0.6	0.4
Changes in operating assets and liabilities, net of effects from business acquisitions and divestures:
Accounts receivable	11.6	(26.6)
Inventories	48.2	(4.4)
Prepaid expenses and other assets	(5.5)	4.5
Accounts payable, accrued expenses and other liabilities	(23.0)	21.5
Net cash provided by continuing operating activities	74.5	41.8
INVESTING ACTIVITIES
Additions to property, plant and equipment	(8.9)	(14.5)
Proceeds from the sale of property, plant and equipment	0.4	0.2
Investments in securities	—	(2.6)
Proceeds from sale of securities	—	31.4
Proceeds from purchase price settlement	1.1	—
Increase in other assets	(0.3)	—
Business acquisitions, net of cash acquired	(0.3)	(174.3)
Net cash used in investing activities	(8.0)	(159.8)
FINANCING ACTIVITIES
Proceeds from long-term debt	0.9	14.8
Payments of long-term debt	(46.6)	(33.0)
Payment of capital leases	(0.6)	(0.8)
Proceeds from share transactions under employee stock plans	0.1	1.3
Tax benefit of stock awards exercised	(0.4)	—
Payments to repurchase common stock	—	(38.3)
Dividends	(8.1)	(8.2)
Net cash used in financing activities	(54.7)	(64.2)
Effect of exchange rate changes on cash and cash equivalents	3.0	2.7
Net cash used in operating activities of discontinued operations	(1.8)	(1.3)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13.0	(180.8)
Cash and cash equivalents at beginning of year	165.6	290.3
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$178.6	$109.5

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of stock under management stock purchase plan	$1.4	$1.3

CASH PAID FOR:
Interest	$11.1	$13.7
Taxes	$15.3	21.7

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the Watts Water Technologies, Inc. (the Company) Consolidated Balance Sheet as of June 28, 2009, the Consolidated Statements of Operations for the second quarter and six months ended June 28, 2009 and the second quarter and six months ended June 29, 2008, and the Consolidated Statements of Cash Flows for the six months ended June 28, 2009 and the six months ended June 29, 2008.

The balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date. The accounting policies followed by the Company are described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The financial statements included in this report should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K for the year ended December 31, 2008. Operating results for the interim period presented are not necessarily indicative of the results to be expected for the year ending December 31, 2009.

The Company operates on a 52-week fiscal year ending on December 31st.  Any second quarter data contained in this Quarterly Report on Form 10-Q generally reflects the results of operations for the 13-week period ended on the Sunday nearest June 30th of the respective year.

In preparing the accompanying unaudited consolidated financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after June 28, 2009, up until the issuance of the financial statements, which occurred on August 7, 2009.

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

Goodwill and Long-Lived Assets

The changes in the carrying amount of goodwill by geographic segment from December 31, 2008 to June 28, 2009 are as follows:

	North America	Europe	China	Total
	(in millions)

Carrying amount at the beginning of period	$188.3	$229.0	$14.0	$431.3
Adjustments to goodwill during the period	(1.1)	(8.4)	—	(9.5)
Effect of change in exchange rates used for translation	0.3	2.7	—	3.0
Carrying amount at end of period	$187.5	$223.3	$14.0	$424.8

In February 2009, the Company reached a settlement with the seller regarding a purchase price adjustment to the Core Industries, Inc. acquisition that resulted in the Company receiving $1.1 million.

In May 2009, the Company deconsolidated TEAM Precision Pipework, Ltd. (TEAM).  As a result of the deconsolidation, the Company reduced goodwill by $8.4 million associated with TEAM.  See Note 3 for additional information relating to the deconsolidation of TEAM.

Under the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill is tested for impairment at least annually or more frequently if events or circumstances indicate that it is “more likely than not” that goodwill might be impaired, such as a change in business conditions. The Company performs its annual goodwill impairment assessment in the fourth quarter of each year. Because of the continued uncertainty in the financial markets and overall economic conditions, during the first six months of 2009, the Company reviewed certain assumptions included in its goodwill impairment analysis of certain reporting units to determine if it was more likely than not that its fair value was less than the carrying value. The analysis focused on management’s current expectations of future cash flows, as well as current market conditions. In certain cases, the Company performed a comprehensive goodwill assessment.  Consistent with its approach at the annual assessment, the Company used a discounted cash flow model to evaluate the carrying value of the goodwill.  Based on this analysis, it was determined that the Company did not have any impairment to goodwill during the first six months of 2009.

In connection with the restructuring plan announced in February 2009, the Company concluded that it is more likely than not that the carrying amount of certain assets held and used may not be recoverable.  The Company tested the certain asset groups for recovery in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  The Company used an undiscounted future cash flow model to test the long-lived asset groups based on the primary assets identified in each operation, the current economic outlook and the estimated proceeds from the ultimate disposition of the asset groups.  Based on the analysis performed, the Company concluded there was no impairment during the first six months of 2009.

Intangible assets include the following at June 28, 2009:

	Gross Carrying Amount	Accumulated Amortization
	(in millions)

Patents	$18.1	$(7.8)
Customer relationships	105.8	(30.1)
Technology	7.5	(3.8)
Other	19.4	(6.9)
Total amortizable intangibles	150.8	(48.6)
Intangible assets not subject to amortization	61.6	—
Total	$212.4	$(48.6)

Aggregate amortization expense for amortized intangible assets for the second quarters of 2009 and 2008 was $3.4 million and $3.4 million, respectively, and for the first six-month periods of 2009 and 2008 was $6.8 million and $5.6 million, respectively. Additionally, future amortization expense on amortizable intangible assets is approximately $6.1 million for the remainder of 2009, $12.5 million for 2010, $12.2 million for 2011, $10.7 million for 2012 and $9.6 million for 2013. Amortization expense is provided on a straight-line basis over the estimated useful lives of the intangible assets. The weighted-average remaining life of total amortizable intangible assets is 10.3 years. Patents, customer relationships, technology and other amortizable intangibles have weighted-average remaining lives of 7.8 years, 9.6 years, 4.7 years and 18.6 years, respectively. Intangible assets not subject to amortization primarily include trademarks and unpatented technology.

Stock-Based Compensation

The Company maintains three stock incentive plans under which key employees and non-employee members of the Company’s Board of Directors have been granted incentive stock options (ISOs) and nonqualified stock options (NSOs) to purchase the Company’s Class A Common Stock. Only one plan, the 2004 Stock Incentive Plan, is currently available for the grant of new equity awards. Stock options granted under prior plans became exercisable over a five-year period at the rate of 20% per year and expire ten years after the date of grant. Under the 2004 Stock Incentive Plan, options become exercisable over a four-year period at the rate of 25% per year and expire ten years after the grant date. ISOs and NSOs granted under the plans may have exercise prices of not less than 100% and 50% of the fair market value of the Class A Common Stock on the date of grant, respectively. The Company’s current practice is to grant all options at fair market value on the grant date.  The Company did not issue any options in the first six months of 2009 or 2008.

The Company also grants shares of restricted stock to key employees and non-employee members of the Company’s Board of Directors under the 2004 Stock Incentive Plan. Shares of restricted stock granted to employees vest over a three-year period at the rate of one-third per year. Stock awards to non-employee members of the Company’s Board of Directors are fully vested at the time of grant. The restricted stock awards are amortized to expense on a straight-line basis over the vesting period. The Company issued 1,706 shares of restricted stock under the 2004 Stock Incentive Plan in the first six months of 2009.  The Company did not issue any shares of restricted stock in the first six months of 2008.

The Company also has a Management Stock Purchase Plan that allows for the granting of restricted stock units (RSUs) to key employees.  On an annual basis, key employees may elect to receive a portion of their annual incentive compensation in RSUs instead of cash.  Each RSU provides the key employee with the right to purchase a share of Class A Common Stock at 67% of the fair market value on the date of grant.  RSUs vest annually over a three-year period from the grant date.  An aggregate of 2,000,000 shares of Class A Common Stock may be issued under the Management Stock Purchase Plan.  The Company granted 150,098 RSUs and 60,128 RSUs in the first six months of 2009 and 2008, respectively.

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

A more detailed description of each of these equity incentive plans can be found in Note 13 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Shipping and Handling

The Company’s shipping costs included in selling, general and administrative expenses were $7.7 million and $9.6 million for the second quarters of 2009 and 2008, respectively, and were $15.1 million and $18.5 million for the first six months of 2009 and 2008, respectively.

Research and Development

Research and development costs included in selling, general and administrative expenses were $4.3 million and $4.7 million for the second quarters of 2009 and 2008, respectively, and were $8.7 million and $9.2 million for the first six months of 2009 and 2008, respectively.

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

New Accounting Standards

In June 2009, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard (FAS) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162,”(FAS No. 168).  FAS No. 168 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  This standard also establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of non-governmental financial statements.  FAS No. 168 is effective for all interim and annual financial statements issued after September 15, 2009.  The adoption of FAS No. 168 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2009, FASB issued FAS No. 167, “Amendments to FASB Interpretation No. 46(R),”(FAS No. 167).  FAS No. 167 amends certain requirements of FASB Interpretation No. 46(R) to require an entity to perform an analysis to determine whether the variable interest or interests give it a controlling financial interest.  This statement also requires an entity to regularly reassess whether the entity has a controlling financial interest in the variable interest or interests.  This statement will also expand disclosures on variable interest or interests in the footnotes.  FAS No. 167 is effective for the first annual reporting period beginning after November 15, 2009 as well as the interim period therein.  The Company does not expect the adoption of FAS No. 167 will have a material impact on its consolidated financial statements.

In June 2009, FASB issued FAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140,” (FAS No. 166). This statement eliminates the concept of a qualifying special-purpose entity as defined in FAS No. 140.  This statement also establishes more stringent conditions for reporting a transfer of a portion of a financial asset as a sale and changes the initial measurement of a transferor’s interest in transferred financial assets.   FAS No. 166 also expands disclosures for interim and annual reports.  This statement is effective for the first annual reporting period beginning after November 15, 2009.  The Company does not expect the adoption of FAS No. 166 will have a material impact on its consolidated financial statements.

In May 2009, FASB issued FAS No. 165, “Subsequent Events,” (FAS No. 165). This statement establishes standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  FAS No. 165 defines the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions for potential recognition in the financial statements as well as circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in the financial statements.  FAS No. 165 is effective for interim or annual periods ending after June 15, 2009.  The Company adopted this statement effective June 15, 2009, and has evaluated any subsequent events through the date of this filing.

In April 2009, FASB issued FASB Staff Position (FSP) FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” (FSP FAS 141(R)-1).  This FSP clarifies and amends FAS No. 141(R) regarding the initial recognition, measurement, accounting and disclosure of assets and liabilities that arise from contingencies in a business combination.  Assets and liabilities that arise from a contingency that can be measured at the date of the acquisition shall be recorded at fair value.  FSP FAS 141(R)-1 is effective for all acquisitions completed in annual years beginning on or after December 15, 2008.  The adoption of FSP FAS 141(R)-1 will impact future acquisitions made by the Company.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (FSP FAS 107-1 and APB 28-1).  FSP FAS 107-1 and APB 28-1 require all publicly traded companies to disclose the fair value of all financial instruments in interim reporting periods and annual reporting periods.  FSP FAS 107-1 and APB 28-1 shall be effective for interim and annual periods ending after June 15, 2009.   The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (FSP FAS 157-4).  FSP FAS 157-4 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased.  FSP FAS 157-4 provides factors to consider in determining when the volume and level of activity have decreased as well as when a transaction would be considered orderly.  FSP FAS 157-4 does not change the principle of FAS No.157, “Fair Value Measurements,” (FAS No.157) in that an asset or liability should be valued at a price a third party would be willing to pay in an orderly transaction.   FSP FAS 157-4 also expands disclosures in interim periods regarding the valuation methods selected.   FSP FAS 157-4 shall be effective for interim and annual periods ending after June 15, 2009.  The adoption of FSP FAS 157-4 did not  have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (FSP FAS 115-2 and FAS 124-2).  FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment for debt securities to make guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  FSP FAS 115-2 and FAS 124-2 shall be effective for interim and annual periods ending after June 15, 2009.  The adoption of FSP FAS 115-2 and 124-2 did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued FAS No. 141 (R), “Business Combinations,” (FAS No. 141R), which replaces FAS No. 141, “Business Combinations.” FAS No. 141R establishes new principles and requirements for how an acquiring company 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS No. 141R is effective for business combinations occurring in the fiscal year beginning on or after December 15, 2008. The Company expects the adoption of FAS No. 141R will increase costs charged to its operations for acquisitions made after January 1, 2009.

3. Discontinued Operations

In May 2009, the Company exited its TEAM business, located in Ammanford, U.K.   TEAM custom designed and manufactured manipulated pipe and hose tubing assemblies and served the heating, ventilation and air conditioning and automotive markets in the U.K. and Western Europe.  Management determined the business no longer fit strategically with the Company.  On May 22, 2009, the Company appointed an administrator for TEAM under the United Kingdom Insolvency Act of 1986.  During the administration process, the administrator has sole control over, and responsibility for, TEAM’s operations, assets and liabilities.   In accordance with FAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements,” the Company deconsolidated TEAM when the administrator obtained control of TEAM.  The deconsolidation resulted in the recognition of a $18.8 million non-cash loss in the quarter ended June 28, 2009.  Subsequent to the end of the quarter, the Company was informed that the administrator sold the assets of TEAM for funds sufficient to pay all creditors.  The Company does not believe there will be any funds remaining after all debts have been settled.  The Company evaluated the operations of TEAM and, in accordance with FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” determined that it will not have a continuing involvement in TEAM’s operations and cash flows.  As a result of the loss of control, TEAM’s cash flows and operations have been completely eliminated from the ongoing operations of the Company.  As such, the Company has classified TEAM’s results of operations and the loss from deconsolidation as discontinued operations for all periods presented.

In September 1996, the Company divested its Municipal Water Group businesses, which included Henry Pratt, James Jones Company and Edward Barber and Company Ltd.  The discontinued operating expense for the second quarters and first six months of 2009 and 2008 are related to the operations and write-off of TEAM and legal costs associated with the James Jones Litigation, net of reserve adjustments, which is described in Part I, Item 1, “Business - Product Liability, Environmental and Other Litigation Matters” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Condensed operating statements for discontinued operations are summarized below:

	Second Quarter Ended
	June 28, 2009	June 29, 2008
	(in millions)
Operating income – TEAM	$0.2	$0.2
Costs and expenses - Municipal Water Group	(0.1)	(0.3)
Loss on disposal – TEAM	(18.8)	—
Loss before income taxes	(18.7)	(0.1)
Income tax benefit	—	—
Loss from discontinued operations, net of taxes	$(18.7)	$(0.1)

	Six Months Ended
	June 28, 2009	June 29, 2008
	(in millions)
Operating income (loss) – TEAM	$(0.3)	$0.8
Costs and expenses - Municipal Water Group	(0.2)	(0.5)
Loss on disposal – TEAM	(18.8)	—
Loss before income taxes	(19.3)	0.3
Income tax expense (benefit)	(0.2)	0.1
Income (loss) from discontinued operations, net of taxes	$(19.1)	$0.2

TEAM’s revenues of $1.2 million and $4.1 million for the second quarter ended June 28, 2009 and June 29, 2008, respectively, are reported in discontinued operations.  TEAM’s revenues of $2.6 million and $8.4 million for the six months ended June 28, 2009 and June 29, 2008, respectively, are reported in discontinued operations.  The Company did not recognize any tax benefit on the disposal of TEAM as the Company did not believe that it was more likely than not that the tax benefit would be realized.

The carrying amounts of major classes of assets and liabilities at June 28, 2009 and December 31, 2008 associated with the Municipal Water Group, relating primarily to reserves for the James Jones Litigation, are as follows:

	June 28, 2009	December 31, 2008
	(in millions)
Prepaid expenses and other assets	$3.1	$0.8
Deferred income taxes	9.6	10.8
Assets of discontinued operations	$12.7	$11.6
Accrued expenses and other liabilities	$29.7	$29.7
Liabilities of discontinued operations	$29.7	$29.7

The major classes of assets and liabilities associated with the deconsolidation of TEAM at June 28, 2009 and December 31, 2008 are as follows:

	June 28, 2009	December 31, 2008
	(in millions)
Accounts receivable	$—	$1.2
Inventories	—	1.5
Prepaid expenses and other assets	—	0.1
Property, plant & equipment, net	—	3.3
Intangible assets	—	4.7
Goodwill	—	7.7
Assets of discontinued operations	$—	$18.5
Accounts payable	$—	$0.7
Accrued expenses and other liabilities	—	0.9
Deferred taxes payable	—	1.5
Liabilities of discontinued operations	$—	$3.1

4. Financial Instruments and Derivatives Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including auction rate securities, foreign currency derivatives, deferred compensation plan assets and related liability, and metal derivatives. The fair value of these certain financial assets and liabilities was determined using the following inputs at June 28, 2009:

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Assets
Trading securities (1)	$8.1	$—	$—	$8.1
Plan asset for deferred compensation (2)	3.0	3.0	—	—
Total assets	$11.1	$3.0	$—	$8.1

Liabilities
Copper swap (3)	$0.3	$—	$0.3	$—
Foreign currency derivatives (3)	0.9	—	0.9	—
Plan liability for deferred compensation (4)	3.0	3.0	—	—
Total liabilities	$4.2	$3.0	$1.2	$—

(1) Included in long-term investment securities on the Company’s consolidated balance sheet.

(2) Included in other, net on the Company’s consolidated balance sheet.

(3) Included in accrued expenses and other liabilities on the Company’s consolidated balance sheet.

(4) Included in other noncurrent liabilities on the Company’s consolidated balance sheet.

The table below provides a summary of the changes in fair value of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period December 31, 2008 to June 28, 2009.

	Balance	Purchases,	Total realized and unrealized gains (losses) included in:
	December 31, 2008	sales, settlements, net	Earnings	Comprehensive income	Balance June 28, 2009
	(in millions)
Trading securities	$8.3	$—	$(0.2)	$—	$8.1

Trading securities comprise auction rate securities and rights issued by UBS, AG (UBS).  The Company holds a variety of interest bearing auction rate securities, or ARS, including $5.0 million in municipal bonds and $1.7 million in student loans at June 28, 2009. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or sell their interests at par. The recent uncertainties in the credit markets have affected all of the Company’s holdings in ARS investments, and auctions for the Company’s investments in these securities have failed on their respective auction dates. Consequently, the investments are not currently liquid and the Company will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. Maturity dates for these ARS investments range from 2027 to 2036.

These securities are currently rated BBB or better. During the fourth quarter of 2008, the Company and its investment advisor elected to participate in a settlement offer from UBS for all of the outstanding ARS investments.  Under the terms of the settlement offer, the Company through its investment advisor was issued rights by UBS entitling the holder to require UBS to purchase the underlying ARS at par value during the period from June 30, 2010, through July 2, 2012.  The rights, valued at $1.4 million at June 28, 2009, also entitle UBS to purchase or sell the ARS at any time from the settlement date, in which case UBS would be required to pay par value for the ARS.

During the quarter ended March 29, 2009, the Company was notified by its investment advisor that UBS had challenged the investment advisor’s participation in the settlement as an “eligible holder,” as defined.  The Company’s investment advisor notified the Company during the quarter ended June 28, 2009 that UBS has agreed that its status as an eligible holder has been approved by UBS.  The decision did not impact the accounting for the valuation of the rights.

While the Company continues to earn interest on its ARS investments, these investments are not currently trading and therefore do not currently have a readily determinable market value.

The Company used a discounted cash flow model to determine the estimated fair value of its investment in ARS and investments in UBS rights as of June 28, 2009. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, credit quality of the ARS issuer, timing and amount of cash flows, government guarantees related to student loans and the expected holding periods of the ARS.  Based on this assessment of fair value, the Company recorded a credit of approximately $0.4 million to other (income) expense in the consolidated statement of operations for its investment in ARS in the first half of 2009.  To determine the fair value of the rights issued by UBS in connection with the settlement, the Company used a discounted cash flow model for the period up to the first date which the Company can exercise the rights.   Based on this assessment of fair value, the Company recorded a charge of approximately $0.6 million to other (income) expense in the first half of 2009.

Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase and consist primarily of money market funds, for which the carrying amount is a reasonable estimate of fair value.

During the first quarter ended March 29, 2009, the Company adopted FAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB statement No. 133,” (FAS No. 161). This standard amends and expands FAS No. 133 and requires disclosure of the fair value of derivative instruments and their gains and losses in tabular format.  In addition, FAS No. 161 requires the disclosure of objectives and strategies for using derivative instruments.

The Company used financial instruments to enhance its ability to manage risk, including foreign currency and commodity pricing exposures, which exist as part of its ongoing business operations.  The use of derivatives exposes the Company to counterparty credit risk for nonperformance and to market risk related to changes in currency exchange rates and commodity prices. The Company manages its exposure to counterparty credit risk through diversification of counterparties. The Company’s counterparties in derivative transactions are substantial commercial banks with significant experience using such derivative instruments. The impact of market risk on the fair value and cash flows of the Company’s derivative instruments is monitored and the Company restricts the use of derivative financial instruments to hedging activities. The Company does not enter into contracts for trading purposes nor does the Company enter into any contracts for speculative purposes.  The use of derivative instruments is approved by senior management under written guidelines.

The Company has exposure to a number of foreign currency rates, including the Canadian Dollar, the Euro, the Chinese Yuan and the British Pound.  To manage this risk, the Company generally uses a layering methodology whereby at the end of any quarter, the Company has generally entered into forward exchange contracts which hedge approximately 50% of the projected intercompany purchase transactions for the next twelve months.  The Company uses this strategy for the purchases between Canada and the U.S., for purchases between the Euro zone and the U.S., and for purchases between the Euro zone and the United Kingdom.  The average volume of contracts can vary but generally approximates $10 to $12 million in open contracts at the end of any given quarter.  The Company accounts for the forward exchange contracts as an economic hedge.  Realized and unrealized gains and losses on the contracts are recognized in other (income) expense in the consolidated statement of operations. These contracts do not subject the Company to significant market risk from exchange movement because they offset gains and losses on the related foreign currency denominated transactions.

From time to time, the Company enters into contracts to limit the volatility associated with the purchase of metals, such as copper.  The Company typically structures the terms of these financial instruments to coincide with purchases made throughout the year.  During the quarter ended September 28, 2008, the Company entered into a series of copper swaps to fix the price per pound for copper from October 2008 through September 2009 for 1 million pounds to be delivered over 12 months for one customer.  The Company has determined that these copper swaps do not qualify for hedge accounting and accounts for these financial instruments as an economic hedge.  Therefore, any changes in the fair value of the copper swaps are recorded immediately in the consolidated statement of operations.  The Company believes that the use of swap contracts to fix the purchase price of copper allows the Company the ability to provide firm pricing to that one customer.  The Company does not enter into swap or forward contracts for speculative purposes.

The following table discloses the fair values of derivative instruments on the Company’s balance sheet as of June 28, 2009 (in millions):

	Liability Derivatives
	Balance Sheet Location	Fair Value

Foreign currency derivatives	Accrued expenses and other liabilities	$0.9
Copper swap	Accrued expenses and other liabilities	0.3
		$1.2

The following table discloses the impact of derivative instruments on the Company’s financial operations for the quarter ended June 28, 2009 (in millions):

	Derivatives
	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives

Foreign currency derivatives	Other income (expense)	$(1.2)
Copper swap	Other income (expense)	0.3
Total		$(0.9)

The following table discloses the impact of derivative instruments on the Company’s financial operations for the six months ended June 28, 2009 (in millions):

	Derivatives
	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives

Foreign currency derivatives	Other income (expense)	$(0.8)
Copper swap	Other income (expense)	0.3
Total		$(0.5)

Fair Value

The carrying amounts of cash and cash equivalents, short-term investments, trade receivables and trade payables approximate fair value because of the short maturity of these financial instruments.

The fair value of the Company’s 4.87% senior notes due 2010, 5.47% senior notes due 2013 and 5.85% senior notes due 2016 is based on a discounted cash flow model using like industrial companies, the Company’s credit metrics, the Company’s size, as well as, current market demand. The fair value of the Company’s variable rate debt approximates its carrying value. The carrying amount and the estimated fair market value of the Company’s long-term debt, including the current portion, are as follows:

	June 28,	December 31,
	2009	2008
	(in millions)
Carrying amount	$368.6	$414.3
Estimated fair value	$343.1	$339.4

5. Restructuring and Other Charges

The Company accounts for costs associated with restructuring activities in accordance with FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (FAS No. 146).  The Company’s Board of Directors approves all major restructuring programs that involve the discontinuance of product lines or the shut down of facilities.  From time to time, the Company takes actions including involuntary terminations that are not part of an ongoing benefit arrangement.  The Company accounts for these costs in the period that the individual employees are notified or the liability is incurred.  These costs are included in restructuring and other charges in the Company’s consolidated statements of operations.  The Company also includes costs associated with immaterial asset impairments as part of other charges.

During the second quarter and first six months of 2009, the Company recorded net pre-tax restructuring and other charges in its business segments totaling $0.8 million and $2.3 million, respectively, as follows:

	Second Quarter Ended	Six Months Ended
	June 28, 2009	June 28, 2009
	(in millions)
North America	$0.5	$1.0
Europe	0.2	1.2
China	0.1	0.1
Total	$0.8	$2.3

The second-quarter charges include $0.8 million in restructuring expenses of which approximately $0.7 million relates to involuntary termination benefits incurred during the second quarter of 2009 which were not part of a previously announced restructuring plan.  The remaining costs related primarily to involuntary termination benefits incurred by the Europe segment associated with the 2007 actions described below.

The six-month charges include $2.0 million in restructuring expenses and $0.3 million other charges, principally for impairment charges for certain intangible assets.  Of the $2.0 million in restructuring costs, approximately $1.4 million relates to involuntary termination benefits incurred during the first six months of 2009 which were not part of a previously announced restructuring plan. The remaining costs related primarily to involuntary termination benefits and relocation expenses associated with the 2007 actions described below.  The North America segment incurred $0.5 million in involuntary termination benefits and relocation costs for the six month period ended June 28, 2009.  The remaining costs were incurred by the Europe segment for involuntary termination benefits.

During the first quarter of 2009, the Company also recorded a tax charge of $3.9 million related to previously realized tax benefits, which the Company expects will be recaptured as a result of the Company’s decision to restructure its operations in 2009.  This tax charge is part of the 2009 actions.

The following information outlines the Company’s current restructuring plans.

2007 Actions

During 2007, the Company undertook a review of certain product lines and its overall manufacturing capacity.  Based on that review, the Company initiated a global restructuring program that was approved by the Company’s Board of Directors on October 30, 2007. The Company also discontinued certain product lines.  This program includes the shutdown of five manufacturing facilities and the right-sizing of a sixth facility.  The restructuring program and charges for certain product line discontinuances will include pre-tax charges totaling approximately $12.9 million. Charges are primarily for severance ($4.3 million), relocation costs ($2.8 million) and other asset write-downs and expected net losses on asset disposals ($2.0 million) and will result in the elimination of approximately 330 positions worldwide. The product lines that were discontinued and accelerated depreciation resulted in a pre-tax charge of $4.3 million during 2007.  Total net after-tax charges for this program are expected to be approximately $9.4 million ($4.4 million non-cash), with costs being incurred through 2010.  The Company expects to spend approximately $13.4 million in capital expenditures to consolidate operations and will fund approximately $8.0 million of this amount through proceeds from the sale of buildings and other assets being disposed of as part of the restructuring program.  Annual cash savings, net of tax, are estimated to be $4.5 million, which are expected to be fully realized by the second half of 2010.

The following table presents the total estimated pre-tax charges to be incurred for the global restructuring program and product line discontinuances initiated in 2007 by the Company’s reportable segments:

Reportable Segment	Total Expected Costs	Spent through June 28, 2009
	(in millions)
North America	$5.7	$6.3
Europe	3.9	0.3
China	3.3	2.9
Total	$12.9	$9.5

Details of the Company’s manufacturing restructuring plans through June 28, 2009 are as follows:

	Severance	Asset write-downs	Facility exit and other	Total
	(in millions)
Restructuring accruals at December 31, 2008	$—	$—	$—	$—
Net pre-tax restructuring charges	0.3	—	0.2	0.5
Utilization	(0.3)	—	(0.2)	(0.5)
Balance at March 29, 2009	—	—	—	—
Net pre-tax restructuring charges	0.1	—	—	0.1
Utilization	(0.1)	—	—	(0.1)
Balance at June 28, 2009	$—	$—	$—	$—

The following table summarizes expected, incurred and remaining cost for 2007 restructuring actions by type:

	Severance	Asset write-downs	Facility exit and other	Total
	(in millions)
Expected costs	$4.3	$5.8	$2.8	$12.9
Costs incurred – through December 31, 2008	2.3	4.9	1.7	8.9
Costs incurred – quarter ended March 29, 2009	0.3	—	0.2	0.5
Costs incurred – quarter ended June 28, 2009	0.1	—	—	0.1
Remaining costs at June 28, 2009	$1.6	$0.9	$0.9	$3.4

Other consists primarily of relocation costs.

The following table summarizes expected, incurred and remaining cost for 2007 restructuring actions by segment:

	Expected costs	Costs incurred through December 31, 2008	Costs incurred quarter ended March 29, 2009	Costs incurred quarter ended June 28, 2009	Remaining costs June 28, 2009
	(in millions)
North America	$5.7	$5.8	$0.5	$—	$(0.6)
Europe	3.9	0.2	—	0.1	3.6
China	3.3	2.9	—	—	0.4
Total	$12.9	$8.9	$0.5	$0.1	$3.4

As of June 28, 2009, the Company has substantially completed the activities in North America and China.

2008 Actions

In the fourth quarter of 2008, the Company announced a reduction-in-force in its United States workforce. The severance charge of $2.2 million, recorded in 2008, was included in restructuring and other charges related to its North America segment and was substantially spent by the end of 2008.

2009 Actions

On February 10, 2009, the Board of Directors approved a plan to expand the Company’s program to consolidate the Company’s manufacturing footprint in North America and China.  The plan provides for the closure of three additional plants, with those operations being moved to existing facilities in either North America or China or relocated to a new central facility in the United States.

The footprint consolidation pre-tax charge will be approximately $11.7 million, including severance charges of approximately $3.2 million, relocation costs of approximately $3.3 million and asset write-downs of approximately $5.2 million. The Company also expects to record a net gain on property sales of $2.4 million.  One-time tax charges of approximately $3.9 million are also expected to be incurred as part of the relocations.  The Company may incur an additional one-time tax charge in connection with the restructuring activities that could range from $0 to $4.4 million, depending on the Company’s final plans.  Approximately 400 positions will be eliminated by this consolidation.  The net after-tax charge for this manufacturing consolidation program is expected to range from $12.8 to $17.2 million ($4.4 million non cash), with costs being incurred primarily in fiscal 2009.  The Company expects to spend approximately $4.8 million in capital expenditures to consolidate operations.  The Company expects this entire project will be self-funded through net proceeds from the sale of buildings and other assets which will be disposed of as part of the plan.

The following table presents the total estimated pre-tax charges to be incurred for the footprint consolidation-restructuring program initiated in 2009 by the Company’s reportable segments:

Reportable Segment	Total	Spent through June 28, 2009
	(in millions)
North America	$2.7	$—
China	9.0	—
Total	$11.7	$—

The following table summarizes expected, incurred and remaining cost for 2009 restructuring actions by type:

	Severance	Asset write- downs	Facility exit and other	Total
	(in millions)
Expected costs	$3.2	$5.2	$3.3	$11.7
Costs incurred – quarter ended March 29, 2009	—	—	—	—
Costs incurred – quarter ended June 28, 2009	—	—	—	—
Remaining costs at June 28, 2009	$3.2	$5.2	$3.3	$11.7

6. Earnings per Share

The following tables set forth the reconciliation of the calculation of earnings per share:

	For the Second Quarter Ended June 28, 2009
	Income (loss) (Numerator)	Shares (Denominator)	Per Share Amount
	(amounts in millions, except per share amounts)
Basic EPS
Income (loss) per share attributable to Watts Water Technologies, Inc.:
Continuing operations	$15.1	37.0	$0.41
Discontinued operations	(18.7)		(0.51)
Net loss	$(3.6)		$(0.10)
Effect of dilutive securities
Common stock equivalents		—
Diluted EPS
Income (loss) per share attributable to Watts Water Technologies, Inc.:
Continuing operations	$15.1		$0.41
Discontinued operations	(18.7)		(0.51)
Net loss	$(3.6)	37.0	$(0.10)

	For the Second Quarter Ended June 29, 2008
	Income (loss) (Numerator)	Shares (Denominator)	Per Share Amount
	(amounts in millions, except per share amounts)
Basic EPS
Income (loss) per share attributable to Watts Water Technologies, Inc.:
Continuing operations	$19.9	36.6	$0.54
Discontinued operations	(0.1)		—
Net income	$19.8		$0.54
Effect of dilutive securities
Common stock equivalents		0.2
Diluted EPS
Income (loss) per share attributable to Watts Water Technologies, Inc.:
Continuing operations	$19.9		$0.54
Discontinued operations	(0.1)		—
Net income	$19.8	36.8	$0.54

Options to purchase 0.8 million shares of common stock were outstanding during the second quarter of 2009 but were not included in the computation of diluted EPS because to do so would be anti-dilutive.

	For the Six Months Ended June 28, 2009
	Income (loss) (Numerator)	Shares (Denominator)	Per Share Amount
	(amounts in millions, except per share amounts)
Basic EPS
Income (loss) per share attributable to Watts Water Technologies, Inc.:
Continuing operations	$18.9	36.9	$0.51
Discontinued operations	(19.1)		(0.52)
Net loss	$(0.2)		$(0.01)
Effect of dilutive securities
Common stock equivalents		0.1
Diluted EPS
Income (loss) per share attributable to Watts Water Technologies, Inc.:
Continuing operations	$18.9		$0.51
Discontinued operations	(19.1)		(0.52)
Net loss	$(0.2)	37.0	$(0.01)

	For the Six Months Ended June 29, 2008
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(amounts in millions, except per share amounts)
Basic EPS
Income (loss) per share attributable to Watts Water Technologies, Inc.:
Continuing operations	$33.3	36.8	$0.91
Discontinued operations	0.2		0.01
Net income	$33.5		$0.91
Effect of dilutive securities
Common stock equivalents		0.2
Diluted EPS
Income (loss) per share attributable to Watts Water Technologies, Inc.:
Continuing operations	$33.3		$0.90
Discontinued operations	0.2		0.01
Net income	$33.5	37.0	$0.91

Options to purchase 0.8 million shares of common stock were outstanding during the first six months of 2009 but were not included in the computation of diluted EPS because to do so would be anti-dilutive.

7. Segment Information

Under the criteria set forth in FAS No.131, “Disclosure about Segments of an Enterprise and Related Information,” the Company operates in three geographic segments: North America, Europe, and China. Each of these segments is managed separately and has separate financial results that are reviewed by the Company’s chief operating decision-maker. All intercompany sales transactions have been eliminated. Sales by region are based upon location of the entity recording the sale. The accounting policies for each segment are the same as those described in the summary of significant accounting policies.

The following is a summary of the Company’s significant accounts and balances by segment, reconciled to the consolidated totals:

	Second Quarter Ended
	June 28, 2009	June 29, 2008
	(in millions)
Net Sales
North America	$194.4	$234.6
Europe	109.1	135.1
China	8.9	15.2
Consolidated net sales	$312.4	$384.9

Operating income (loss)
North America	$19.1	$27.5
Europe	12.0	17.5
China	0.9	(2.7)
Subtotal reportable segments	32.0	42.3

Corporate (*)	(3.6)	(7.3)
Consolidated operating income	28.4	35.0

Interest income	0.3	1.3
Interest expense	(5.7)	(6.7)
Other	—	(1.4)
Income from continuing operations before income taxes and noncontrolling interest	$23.0	$28.2

Capital Expenditures
North America	$1.6	$2.4
Europe	2.7	3.2
China	0.4	0.8
Consolidated capital expenditures	$4.7	$6.4

Depreciation and Amortization
North America	$4.4	$4.8
Europe	6.0	5.1
China	1.2	1.2
Consolidated depreciation and amortization	$11.6	$11.1

	Six Months Ended
	June 28, 2009	June 29, 2008
	(in millions)
Net Sales
North America	$371.9	$446.0
Europe	217.3	253.5
China	16.7	25.1
Consolidated net sales	$605.9	$724.6

Operating income (loss)
North America	$33.6	$48.1
Europe	21.9	31.5
China	0.3	(4.1)
Subtotal reportable segments	55.8	75.5

Corporate (*)	(12.3)	(14.6)
Consolidated operating income	43.5	60.9

Interest income	0.5	3.6
Interest expense	(11.3)	(13.3)
Other	0.5	(3.8)
Income from continuing operations before income taxes and noncontrolling interest	$33.2	$47.4

Identifiable Assets (at end of period)
North America	$813.2	$751.0
Europe	662.0	844.3
China	116.4	137.5
Consolidated identifiable assets	$1,591.6	$1,732.8

Long-Lived Assets (at end of period)
North America	$89.0	$99.5
Europe	104.6	81.3
China	34.3	27.1
Consolidated long-lived assets	$227.9	$207.9

Capital Expenditures
North America	$3.2	$4.3
Europe	5.0	6.9
China	0.7	3.3
Consolidated capital expenditures	$8.9	$14.5

Depreciation and Amortization
North America	$8.7	$9.4
Europe	11.9	9.0
China	2.2	2.7
Consolidated depreciation and amortization	$22.8	$21.1

*                      Corporate expenses are primarily for compensation expense, Sarbanes-Oxley compliance, professional fees, including legal and audit expenses, shareholder services and benefit administration costs. These costs are not allocated to the geographic segments as they are viewed as corporate functions that support all activities.

The above operating segments are presented on a basis consistent with the presentation included in the Company’s December 31, 2008 consolidated financial statements included in its Annual Report on Form 10-K.

The North American segment includes U.S. net sales of $178.0 million and $215.7 million for the second quarters of 2009 and 2008, respectively, and $342.3 million and $411.2 million for the first six months of 2009 and 2008, respectively. The North American segment also includes U.S. long-lived assets of $82.6 million and $89.8 million at June 28, 2009 and June 29, 2008, respectively.

Intersegment sales for the second quarter of 2009 for North America, Europe and China were $0.9 million, $1.4 million and $29.1 million, respectively, and for the first six months of 2009 were  $2.0 million, $3.3 million and $55.4 million, respectively.   Intersegment sales for the second quarter of 2008 for North America, Europe and China were $1.8 million, $2.3 million and $35.5 million, respectively, and for the first six months of 2008 were  $3.2 million, $3.6 million and $63.4 million, respectively.

8. Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of the following:

	Foreign Currency Translation	Pension Adjustment	Accumulated Other Comprehensive Income (Loss)
	(in millions)

Balance December 31, 2008	$25.4	$(25.2)	$0.2
Change in period	(13.2)	0.8	(12.4)
Balance March 29, 2009	12.2	(24.4)	(12.2)
Change in period	24.7	0.8	25.5
Balance June 28, 2009	$36.9	$(23.6)	$13.3

Balance December 31, 2007	$77.2	$(8.5)	$68.7
Change in period	25.1	0.1	25.2
Balance March 30, 2008	102.3	(8.4)	93.9
Change in period	4.3	0.2	4.5
Balance June 29, 2008	$106.6	$(8.2)	$98.4

Accumulated other comprehensive income in the consolidated balance sheets as of June 28, 2009 and June 29, 2008 consists primarily of cumulative translation adjustments and pension related prior service costs and net actuarial loss.  The Company’s total comprehensive income was as follows:

	Second Quarter Ended
	June 28, 2009	June 29, 2008
	(in millions)

Net income (loss) attributable to Watts Water Technologies, Inc.	$(3.6)	$19.8
Foreign currency translation and pension adjustments	25.5	4.5
Total comprehensive income attributable to Watts Water Technologies, Inc.	$21.9	$24.3

	Six Months Ended
	June 28, 2009	June 29, 2008
	(in millions)

Net income (loss) attributable to Watts Water Technologies, Inc.	$(0.2)	$33.5
Foreign currency translation and pension adjustments	13.1	29.7
Total comprehensive income attributable to Watts Water Technologies, Inc.	$12.9	$63.2

9. Debt

The Company’s revolving credit facility provides for multi-currency unsecured borrowings and stand-by letters of credit of up to $350.0 million and expires in April 2011. Borrowings outstanding under the revolving credit facility bear interest at a fluctuating rate per annum equal to an applicable percentage equal to (i) in the case of Eurocurrency rate loans, the British Bankers Association LIBOR rate plus an applicable percentage of 0.625%, which is determined by reference to the Company’s consolidated leverage ratio or debt rating, or (ii) in the case of base rate loans and swing line loans, the higher of (a) the federal funds rate plus 0.5% and (b) the rate of interest in effect for such day as announced by Bank of America, N.A. as its “prime rate.” For the first six months of 2009, the average interest rate under the revolving credit facility for euro-based borrowings was approximately 2.5%. The revolving credit facility includes operational and financial covenants customary for facilities of this type, including, among others, restrictions on additional indebtedness, liens and investments and maintenance of certain leverage ratios. As of June 28, 2009, the Company was in compliance with all covenants related to the revolving credit facility; had $301.8 million of unused and potentially available credit under the revolving credit facility; had no U.S. dollar denominated debt and $12.6 million of euro-based borrowings outstanding on its revolving credit facility; and had $35.6 million for stand-by letters of credit outstanding on its revolving credit facility.

10.  Contingencies and Environmental Remediation

As disclosed in Part I, Item 1, “Business - Product Liability, Environmental and Other Litigation Matters” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the Company is a party to litigation referred to as the “James Jones Litigation.”  At a mediation session held with the California Superior Court for Los Angeles County on June 9-10, 2009, the parties to the Armenta case and the City of Banning case (each part of the James Jones litigation) agreed in principle to settle both cases.  The agreement in principle will be effective and binding only upon approval by the governing boards of all of the city, town, county, and water district plaintiffs in the Armenta and Banning cases, and final approval of the settlement by the California Superior Court after a fairness hearing.  An agreement in principle also was reached to settle the insurance coverage case.  The settlement of the insurance coverage case will be effective and binding only upon approval of the settlement of the underlying Armenta and Banning cases as described above.  As part of the proposed settlement, the Company has agreed to pay a portion of the total settlement amount.  If the proposed settlement becomes effective and binding in its current form, the Company’s contribution to the settlement would not have a material adverse effect on its consolidated operating results or liquidity.

The Company has received information regarding possible improper payments to foreign government officials by employees of Watts Valve (Changsha) Co., Ltd., an indirect wholly-owned subsidiary of the Company in China.  Such payments may violate the Foreign Corrupt Practices Act. The Company is conducting an investigation utilizing outside counsel and voluntarily disclosed this matter to the United States Department of Justice and the Securities and Exchange Commission. The Company cannot predict the outcome of this matter at this time or whether it will have a materially adverse impact on the Company’s financial condition or results of operations.

There have been no other material developments with respect to our contingencies and environmental remediation proceedings during the quarter ended June 28, 2009.

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

The components of net periodic benefit cost are as follows:

	Second Quarter Ended
	June 28, 2009	June 29, 2008
	(in millions)
Service cost—benefits earned	$1.1	$0.9
Interest costs on benefits obligation	1.3	1.2
Expected return on assets	(1.0)	(1.2)
Prior service costs and net actuarial loss amortization	0.8	0.1
Net periodic benefit cost	$2.2	$1.0

	Six Months Ended
	June 28, 2009	June 29, 2008
	(in millions)
Service cost—benefits earned	$2.2	$1.8
Interest costs on benefits obligation	2.6	2.4
Expected return on assets	(2.0)	(2.4)
Prior service costs and net actuarial loss amortization	1.6	0.2
Net periodic benefit cost	$4.4	$2.0

The information related to the Company’s pension funds cash flow is as follows:

	Six Months Ended
	June 28, 2009	June 29, 2008
	(in millions)

Employer contributions	$3.2	$0.2

The Company expects to contribute approximately $3.5 million for the remainder of 2009.

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

Our sales in the first six months continued to be affected by downward pressure from a weak U.S. commercial construction marketplace. In addition, U.S. residential construction activity is at historically low levels. We continued to see marked reductions in European sales as the European economy has migrated into recession. Presently, we believe sales in 2009 will continue to trend down when compared to 2008 as a result of the recessionary pressures. Plant under-absorption and negative foreign currency movements affected operating results in the first six months of 2009. Plant under-absorption costs were partially offset by our cost saving initiatives. Foreign currency movements, mainly related to the strengthening of the U.S. dollar against the euro and Canadian dollar, negatively impacted the second quarter and first six months of 2009 diluted earnings per share by $0.03 and $0.07, respectively, compared to the comparable periods of 2008. Additionally, the credit market crisis continues to create concerns for our performance in 2009.  In response to these concerns, we are taking steps to ensure we remain on a firm fiscal platform.  In the latter half of 2008, we announced a reduction of the United States workforce, implemented a nine-month salary freeze in North America and initiated a review of discretionary spending in order to reduce operating expenses. In 2009, we have expanded our cost savings programs on a worldwide basis. We have initiated salary reductions, worker furloughs and other cost reductions in an effort to leverage our costs against anticipated lower sales volumes. Additionally, in February 2009, we expanded our restructuring program to consolidate our manufacturing footprint in North America and China. Savings from this program will not be realized until 2010. However, we did record a $3.9 million tax charge in the first quarter of 2009 for the expected tax recapture from a previously awarded tax holiday program. Lastly, we are continuing our implementation of lean manufacturing and Six Sigma disciplines to partially offset any negative pressures to operating income.

We believe that the factors relating to our future growth include the demand for clean water around the world, regulatory requirements relating to the quality and conservation of water, continued enforcement of plumbing and building codes, our ability to grow organically in select attractive market segments, the successful completion of selective acquisitions, both in our core markets as well as in new complementary markets, and a healthy economic environment.  We have completed 32 acquisitions since divesting our industrial and oil and gas business in 1999. Our acquisition strategy focuses on businesses that manufacture preferred brand name products that address our themes of water quality, water conservation, water safety and water flow control and related complementary markets. We target businesses that will provide us with one or more of the following: an entry into new markets, an increase in shelf space with existing customers, a new or improved technology or an expansion of the breadth of our water quality, water conservation, water safety and water flow control products for the residential and commercial markets.

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

We require substantial amounts of raw materials to produce our products, including bronze, brass, cast iron, steel and plastic, and substantially all of the raw materials we require are purchased from outside sources.  The commodity markets have experienced tremendous volatility over the past several years, particularly copper. The market prices of many commodities decreased during the latter half of 2008, but increased during the first half of 2009.  Bronze and brass are copper-based alloys. The spot price of copper during the second quarter and first six months of 2009 increased approximately 29.4% and 75.5%, respectively. We typically carry several months of inventory on-hand primarily due to the significant extent of our international sourcing.

Historically, a risk we face is our ability to deal effectively with increases in raw material costs. We manage this risk by monitoring related market prices, working with our suppliers to achieve the maximum level of stability in their costs and related pricing, seeking alternative supply sources when necessary, implementing cost reduction programs and passing increases in costs on to our customers.  During 2008, we entered into a series of copper swaps to fix the price per pound of copper.  These financial instruments are classified as economic hedges, as more fully explained in the Notes to the Consolidated Financial Statements.   For the period ended June 28, 2009, the changes in fair market value associated with these copper swaps recorded in other income was approximately $0.3 million.  If copper prices continue to increase or decrease, the open copper swap contracts will result in additional income or losses which may occur in a period different from when that cost is recovered.

Another risk we face in all areas of our business is competition. We consider brand preference, engineering specifications, code requirements, price, technological expertise, delivery times and breadth of product offerings to be the primary competitive factors. As mentioned previously, we believe that the product development, product testing capability and investment in plant and equipment needed to manufacture products in compliance with code requirements represent a barrier to entry for competitors. We are committed to maintaining our capital equipment at a level consistent with current technologies, and thus we expect to spend approximately $22.0 to $27.0 million in 2009.

During the quarter ended June 28, 2009, we exited our TEAM Precision Pipework, Ltd. (TEAM) business as more fully described in Note 3 of notes to consolidated financial statements. We classified TEAM’s results of operations and the loss from deconsolidation as discontinued operations for all periods presented.

Results of Operations

Second Quarter Ended June 28, 2009 Compared to Second Quarter Ended June 29, 2008

Net Sales.  Our business is reported in three geographic segments: North America, Europe and China. Our net sales in each of these segments for each of the second quarters of 2009 and 2008 were as follows:

	Second Quarter Ended June 28, 2009		Second Quarter Ended June 29, 2008			% Change to Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales
	(dollars in millions)
North America	$194.4	62.2%	$234.6	61.0%	$(40.2)	(10.4)%
Europe	109.1	34.9	135.1	35.1	(26.0)	(6.8)
China	8.9	2.9	15.2	3.9	(6.3)	(1.6)
Total	$312.4	100%	$384.9	100%	$(72.5)	(18.8)%

The increase (decrease) in net sales in each of the three geographic segments is attributable to the following:

					Change As a % of Consolidated Net Sales				Change As a % of Segment Net Sales
	North America	Europe	China	Total	North America	Europe	China	Total	North America	Europe	China
	(dollars in millions)
Organic	$(37.7)	$(22.6)	$(3.2)	$(63.5)	(9.8)%	(5.9)%	(0.8)%	(16.5)%	(16.0)%	(16.7)%	(21.1)%
Foreign exchange	(2.5)	(14.0)	0.1	(16.4)	(0.6)	(3.7)	—	(4.3)	(1.1)	(10.4)	0.7
Acquisition	—	10.6	—	10.6	—	2.8	—	2.8	—	7.9	—
Disposal	—	—	(3.2)	(3.2)	—	—	(0.8)	(0.8)	—	—	(21.1)
Total	$(40.2)	$(26.0)	$(6.3)	$(72.5)	(10.4)%	(6.8)%	(1.6)%	(18.8)%	(17.1)%	(19.2)%	(41.5)%

The organic decline in net sales in North America was primarily due to decreased unit sales of our backflow, plumbing and heating and gas connector product lines. Organic sales into the North American wholesale market in the second quarter of 2009 declined by 18.2% compared to the second quarter of 2008. This was primarily due to decreased unit sales across most of our product lines. Organic sales into the North American DIY market in the second quarter of 2009 decreased 6.7% compared to the second quarter of 2008 primarily due to decreased unit sales, offset by incremental product line penetration at certain retail customers, selected market share gains and new product roll-outs.

Organic net sales declined in Europe primarily due to decreased sales in European wholesale and OEM markets. Our sales into the European wholesale market in the second quarter of 2009 decreased by 9.3% and our sales into the European OEM market decreased by 24.4% compared to the second quarter of 2008 primarily due to the markets in Germany being soft. Export sales to Eastern Europe were particularly weak. Acquired sales growth in Europe was due to the inclusion of Blücher Metal A/S (Blücher), acquired on May 30, 2008.

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

Gross Profit. Gross profit and gross profit as a percent of net sales (gross margin) for the second quarters of 2009 and 2008 were as follows:

	Second Quarter Ended
	June 28, 2009	June 29, 2008	Point Change
	(dollars in millions)
Gross profit	$110.5	$132.0
Gross margin	35.4%	34.3%	1.1%

Gross margin increased 1.1% in the second quarter of 2009 compared to second quarter of 2008. The increase was primarily the result of improved margins in Europe and China offset slightly by a decline in North America.  The European margin increased primarily due to the inclusion of a full quarter of higher margin Blücher sales in the second quarter of 2009, fewer Blücher acquisition charges in 2009 and to cost saving measures, offset partially by plant under absorption issues.  Our China segment’s gross margin increased as a result of operational improvements and the divestiture of TWT.  The North American margin decreased due to plant under absorption primarily due to recessionary unit volume sales declines, partially offset by cost savings initiatives.

Selling, General and Administrative Expenses.  Selling, General and Administrative, or SG&A, expenses for the second quarter of 2009 decreased $14.7 million, or 15.3%, compared to the second quarter of 2008.  The decrease in SG&A expenses was attributable to the following:

	(in millions)	% Change

Organic	$(12.9)	(13.4)%
Foreign exchange	(3.6)	(3.8)
Acquisition	3.6	3.8
Disposal	(1.8)	(1.9)
Total	$(14.7)	(15.3)%

The organic decrease in SG&A expenses was primarily due to decreased variable selling expenses due to lower sales, the settlement of two lawsuits and various cost savings measures including salary rollbacks, worker furloughs and discretionary spending reductions.  The decrease in SG&A expenses from foreign exchange was primarily due to the depreciation of the euro against the U.S. dollar.  The increase in SG&A expenses from acquisition was due to the inclusion of Blücher. The reduction due to the disposal relates to the sale of TWT. Total SG&A expenses, as a percentage of sales, were 26.0% in the second quarter of 2009 compared to 24.9% in the second quarter of 2008.

Restructuring and Other Charges. In the second quarter of 2009, we recorded  $0.8 million primarily for severance and relocation costs in all three segments.  In the second quarter of 2008, we recorded $1.0 million for severance and relocation costs in North America and China.

Operating Income.  Operating income (loss) by geographic segment for the second quarters of 2009 and 2008 was as follows:

	Second Quarter Ended			% Change to Consolidated
	June 28, 2009	June 29, 2008	Change	Operating Income
	(dollars in millions)

North America	$19.1	$27.5	$(8.4)	(24.0)%
Europe	12.0	17.5	(5.5)	(15.7)
China	0.9	(2.7)	3.6	10.3
Corporate	(3.6)	(7.3)	3.7	10.5
Total	$28.4	$35.0	$(6.6)	(18.9)%

The increase (decrease) in operating income (loss) is attributable to the following:

						Change					Change
						As a % of Consolidated Operating Income					As a % of Segment Operating Income
	North America	Europe	China	Corp.	Total	North America	Europe	China	Corp.	Total	North America	Europe	China	Corp.
						(dollars in millions)
Organic	$(8.0)	$(5.0)	$1.3	$3.7	$(8.0)	(22.9)%	(14.2)%	3.7%	10.5%	(22.9)%	(29.1)%	(28.6)%	48.1%	50.7%
Foreign exchange	(0.4)	(1.5)	—	—	(1.9)	(1.1)	(4.3)	—	—	(5.4)	(1.4)	(8.5)	—	—
Acquisition	—	1.1	—	—	1.1	—	3.1	—	—	3.1	—	6.3	—	—
Disposal	—	—	2.0	—	2.0	—	—	5.7	—	5.7	—	—	74.1	—
Restructuring/other	—	(0.1)	0.3	—	0.2	—	(0.3)	0.9	—	0.6	—	(0.6)	11.1	—
Total	$(8.4)	$(5.5)	$3.6	$3.7	$(6.6)	(24.0)%	(15.7)%	10.3%	10.5%	(18.9)%	(30.5)%	(31.4)%	133.3%	50.7%

The decrease in consolidated organic operating income was due primarily to recessionary unit volume sales declines.  This item was partially offset by reductions in variable SG&A expenses such as commissions and shipping costs and from cost savings derived from various cost reduction programs and operational improvements in China.  Corporate costs decreased as the result of the settlement of a lawsuit. The Blücher acquisition accounts for the net increase in operating profits from acquisition. China’s increased operating profit from disposal was due to the divestiture of TWT.

Interest Income. Interest income decreased $1.0 million, or 76.9%, in the second quarter of 2009 compared to the second quarter of 2008.  This decrease was primarily a result of lower funds available for investing combined with lower market interest rates. Through May 2008, the Company had funds on hand remaining from a debt offering in 2007.  These funds were used in late May 2008 to complete the acquisition of Blücher.

Interest Expense.  Interest expense decreased $1.0 million, or 14.9%, for the second quarter of 2009 compared to the second quarter of 2008, primarily due to a decrease in the average variable rates charged on the revolving credit facility.

Other (Income) Expense.  Other expense decreased $1.4 million for the second quarter of 2009 compared to the second quarter of 2008, primarily due to foreign currency transaction losses realized in the second quarter of 2008 that were not realized in the second quarter of 2009.

Income Taxes. Our effective tax rate for continuing operations increased to 34.2% in the second quarter of 2009 from 31.2% in the second quarter of 2008. The increase was primarily due to items which lowered the effective rate during the second quarter of 2008 that did not recur in the second quarter of 2009.  A tax law change in Italy in 2008 caused a one-time decrease to the tax expense and in North America we had one-time reductions in our tax liability due to an audit completion that did not recur in 2009.

Net Income From Continuing Operations attributable to Watts Water Technologies, Inc.  Net income from continuing operations attributable to Watts Water Technologies, Inc. for the second quarter of 2009 was $15.1 million, or $0.41 per common share, compared to $19.9 million, or $0.54 per common share, for the second quarter of 2008. Results for the second quarter of 2009 include an after-tax charge of $0.6 million, or $0.01 per share, of restructuring charges related primarily to severance, compared to an after-tax charge of $0.7 million, or $0.02 per share, for the second quarter of 2008. The depreciation of the euro and Canadian dollar against the U.S. dollar resulted in a negative impact on our operations of $0.03 per common share for the second quarter of 2009 compared to the comparable period last year. We cannot predict whether the euro, Canadian dollar or Chinese yuan will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net income.

Loss From Discontinued Operations.  The loss from discontinued operations was primarily attributable the deconsolidation of TEAM as described in Note 3 of notes to consolidated financial statements and to legal fees associated with the James Jones Litigation, as described in Part I, Item 1, “Business-Product Liability, Environmental and Other Litigation Matters” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Six Months Ended June 28, 2009 Compared to Six Months Ended June 29, 2008

Net Sales.  Our business is reported in three geographic segments: North America, Europe and China. Our net sales in each of these segments for each of the first six months of 2009 and 2008 were as follows:

	Six Months Ended June 28, 2009		Six Months Ended June 29, 2008			% Change to Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales
	(dollars in millions)
North America	$371.9	61.4%	$446.0	61.6%	$(74.1)	(10.3)%
Europe	217.3	35.9	253.5	35.0	(36.2)	(5.0)
China	16.7	2.7	25.1	3.4	(8.4)	(1.1)
Total	$605.9	100%	$724.6	100%	$(118.7)	(16.4)%

The increase (decrease) in net sales in each of the three geographic segments is attributable to the following:

					Change As a % of Consolidated Net Sales				Change As a % of Segment Net Sales
	North America	Europe	China	Total	North America	Europe	China	Total	North America	Europe	China
	(dollars in millions)
Organic	$(68.5)	$(36.5)	$(4.0)	$(109.0)	(9.5)%	(5.0)%	(0.5)%	(15.0)%	(15.4)%	(14.4)%	(16.0)%
Foreign exchange	(5.6)	(27.2)	0.4	(32.4)	(0.8)	(3.8)	0.1	(4.5)	(1.2)	(10.7)	1.6
Acquisition	—	27.5	—	27.5	—	3.8	—	3.8	—	10.8	—
Disposal	—	—	(4.8)	(4.8)	—	—	(0.7)	(0.7)	—	—	(19.1)
Total	$(74.1)	$(36.2)	$(8.4)	$(118.7)	(10.3)%	(5.0)%	(1.1)%	(16.4)%	(16.6)%	(14.3)%	(33.5)%

The organic decline in net sales in North America was primarily due to decreased unit sales of our plumbing and heating, backflow and gas connector product lines. Organic sales into the North American wholesale market in the first six months of 2009 declined by 18.3% compared to the first six months of 2008. This was primarily due to decreased unit sales across most of our product lines. Organic sales into the North American DIY market in the first six months of 2009 decreased 3.6% compared to the first six months of 2008 primarily due to decreased unit sales, offset by incremental product line penetration at certain retail customers and selected market share gains.

Organic net sales declined in Europe primarily due to decreased sales in the European wholesale and OEM markets. Our sales into the European wholesale market in the first six months of 2009 decreased by 7.4% and our sales into the European OEM market decreased by 20.9% compared to the first six months of 2008 primarily due to the markets in Germany being soft. Export sales to Eastern Europe were particularly weak. Acquired sales growth in Europe was due to the inclusion of Blücher acquired on May 30, 2008.

Organic net sales declined in China primarily due to decreased sales in the Chinese export markets. China sales were also negatively affected as compared to 2008 from the disposal of TWT during the fourth quarter of 2008.

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

Gross Profit. Gross profit and gross profit as a percent of net sales (gross margin) for the first six months of 2009 and 2008 were as follows:

	Six Months Ended
	June 28, 2009	June 29, 2008	Point Change
	(dollars in millions)
Gross profit	$207.9	$245.4
Gross margin	34.3%	33.9%	0.4%

Gross margin remained relatively flat in the first six months of 2009 compared to the first six months of 2008. The European margin increased for the first six months of 2009 primarily due to the inclusion of higher margin Blücher sales in the first six months of 2009 and to cost saving measures, offset partially by plant under absorption. Excluding Blücher, Europe gross margins were relatively flat with the comparable period last year. Our China segment’s gross margin increased as a result of operational improvements and the divestiture of TWT.  The North American margin decreased for the first six months of 2009 when compared to the same period last year due to plant under absorption primarily due to recessionary unit volume sales declines, partially offset by cost savings initiatives.

Selling, General and Administrative Expenses.  SG&A expenses for the first six months of 2009 decreased $20.4 million, or 11.2%, compared to the first six months of 2008.  The decrease in SG&A expenses was attributable to the following:

	(in millions)	% Change

Organic	$(18.8)	(10.3)%
Foreign exchange	(7.0)	(3.8)
Acquisition	9.0	4.9
Disposal	(3.6)	(2.0)
Total	$(20.4)	(11.2)%

The organic decrease in SG&A expenses was primarily due to decreased variable selling expenses due to lower shipments and cost savings measures and the settlement of two lawsuits and lower product liability costs, partially offset by increased pension expense.  The decrease in SG&A expenses from foreign exchange was primarily due to the depreciation of the euro against the U.S. dollar.  The increase in SG&A expenses from acquisitions was due to the inclusion of Blücher. The reduction due to the disposal relates to the sale of TWT. Total SG&A expenses, as a percentage of sales, were 26.8% in the first six months of 2009 compared to 25.2% in the first six months of 2008.

Restructuring and Other Charges. In the first six months of 2009, we recorded  $2.3 million primarily for severance, relocation costs and asset impairments in North America, Europe and China.  In the first six months of 2008, we recorded $2.0 million for severance and relocation costs in North America and China.

Operating Income.  Operating income (loss) by geographic segment for the first six months of 2009 and 2008 was as follows:

	Six Months Ended			% Change to Consolidated
	June 28, 2009	June 29, 2008	Change	Operating Income
	(dollars in millions)

North America	$33.6	$48.1	$(14.5)	(23.8)%
Europe	21.9	31.5	(9.6)	(15.8)
China	0.3	(4.1)	4.4	7.2
Corporate	(12.3)	(14.6)	2.3	3.8
Total	$43.5	$60.9	$(17.4)	(28.6)%

The increase (decrease) in operating income (loss) is attributable to the following:

						Change					Change
						As a % of Consolidated Operating Income					As a % of Segment Operating Income
	North America	Europe	China	Corp.	Total	North America	Europe	China	Corp.	Total	North America	Europe	China	Corp.
						(dollars in millions)
Organic	$(13.8)	$(8.0)	$(0.2)	$2.3	$(19.7)	(22.7)%	(13.1)%	(0.3)%	3.8%	(32.3)%	(28.7)%	(25.4)%	(4.9)%	15.8%
Foreign exchange	(1.0)	(2.9)	—	—	(3.9)	(1.6)	(4.8)	—	—	(6.4)	(2.0)	(9.2)	—	—
Acquisition	—	2.4	—	—	2.4	—	3.9	—	—	3.9	—	7.6	—	—
Disposal	—	—	3.9	—	3.9	—	—	6.4	—	6.4	—	—	95.1	—
Restructuring/other	0.3	(1.1)	0.7	—	(0.1)	0.5	(1.8)	1.1	—	(0.2)	0.6	(3.5)	17.1	—
Total	$(14.5)	$(9.6)	$4.4	$2.3	$(17.4)	(23.8)%	(15.8)%	7.2%	3.8%	(28.6)%	(30.1)%	(30.5)%	107.3%	15.8%

The decrease in consolidated organic operating income was due primarily to capacity underutilization caused by recessionary unit volume sales declines partially offset by reductions in variable SG&A expenses such as commissions and shipping costs and from cost savings derived from various cost reduction programs.  Corporate costs decreased as the result of the settlement of a lawsuit. The Blücher acquisition accounts for the net increase in operating profits from acquisitions.  China’s increased operating profit from disposal was due to the divestiture of TWT.

Interest Income. Interest income decreased $3.1 million, or 86.1%, in the first six months of 2009 compared to the first six months of 2008.  This decrease was primarily a result of lower funds available for investing combined with lower market interest rates.  Through May 2008, the Company had funds on hand remaining from a debt offering in 2007.  These funds were used in late May 2008 to complete the acquisition of Blücher.

Interest Expense.  Interest expense decreased $2.0 million, or 15.0%, for the first six months of 2009 compared to the first six months of 2008, primarily due to a decrease in the average variable rates charged on the revolving credit facility.

Other (Income) Expense.  Other expense decreased $4.3 million for the first six months of 2009 compared to the first six months of 2008, primarily due to foreign currency transaction losses realized in the first six months of 2008 that were not realized in the first six months of 2009.

Income Taxes. Our effective tax rate for continuing operations increased to 43.0% in the first six months of 2009 from 32.3% in the first six months of 2008. The increase was primarily due to the reversal of previously realized tax benefits, which are expected to be recaptured as a result of our decision to restructure our operations.

Net Income From Continuing Operations attributable to Watts Water Technologies, Inc.  Net income from continuing operations attributable to Watts Water Technologies, Inc. for the first six months of 2009 was $18.9 million, or $0.51 per common share, compared to $33.3 million, or $0.90 per common share, for the first six months of 2008. Results for the first six months of 2009 include an after-tax charge of $5.5 million, or $0.15 per share, which includes $5.3 million of restructuring charges related to ad-hoc restructuring initiatives and previously announced restructuring programs and $0.2 million for asset impairment charges, compared to an after-tax charge of $1.5 million, or $0.04 per share, for the first six months of 2008. The increase was primarily due to a tax charge of $3.9 million, or $0.11 per share, relating to previously realized tax benefits, which are expected to be recaptured as a result of our decision to restructure our operations. The depreciation of the euro and Canadian dollar against the U.S. dollar resulted in a negative impact on our operations of $0.07 per common share for the first six months of 2009 compared to the comparable period last year. We cannot predict whether the euro, Canadian dollar or Chinese yuan will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net income.

Loss From Discontinued Operations.  The loss from discontinued operations was primarily attributable the deconsolidation of TEAM as described in Note 3 of notes to consolidated financial statements and partially to legal fees associated with the James Jones Litigation, as described in Part I, Item 1, “Business-Product Liability, Environmental and Other Litigation Matters” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Liquidity and Capital Resources

We generated $74.5 million of cash from operating activities in the first six months of 2009 as compared to $41.8 million of cash in the first six months of 2008. We generated approximately $66.0 million of free cash flow (a non-GAAP financial measure defined as net cash provided by continuing operating activities minus capital expenditures plus proceeds from sale of assets), which compares favorably to free cash flow of $27.5 million in the first six months of 2008.  Free cash flow as a percentage of income from continuing operations was 349% in the first six months of 2009 as compared to 83% in the first six months of 2008 primarily due to better working capital management and careful monitoring of our capital spending.

We used $8.0 million of net cash from investing activities for the first six months of 2009 primarily for purchases of capital equipment.  For the remainder of fiscal year 2009, we expect to invest approximately $13.0 to $18.1 million for manufacturing machinery and equipment as part of our ongoing commitment to improve our manufacturing capabilities. We received $1.1 million of cash for a purchase price settlement related to a prior years acquisition.  We paid $0.3 million for earn-out payments related to an acquisition from prior years.

As of June 28, 2009, we held $6.7 million in investments with an auction reset feature, or auction rate securities (ARS) with a total par value of $8.3 million. At the time of purchase, all the auction rate securities carried an AAA credit rating.  These auction rate securities are all long-term debt obligations secured by municipal bonds and student loans, and currently carry a BBB or better credit rating.

Liquidity for these ARS is typically provided by an auction process, which allows holders to sell their notes, and resets the applicable interest rate at pre-determined intervals, usually every 7 to 35 days. Each of the auction rate securities in our investment portfolio as of June 28, 2009 has experienced failed auctions. There is no assurance that future auctions for these securities will succeed. During the fourth quarter of 2008, the Company and its investment advisor elected to participate in a settlement offer by UBS AG (UBS).   Under the terms of the settlement, the Company through its investment advisor were issued rights by UBS.  Each right entitles the holder to sell the underlying ARS at par to UBS at any time during the period June 30, 2010, through July 2, 2012. UBS could elect at anytime from the settlement date through July 2, 2012 to purchase the ARS, in which case UBS would be required to pay par value for the ARS.   We have classified the investment in ARS and the UBS rights as long-term investments as we cannot predict if UBS will purchase or sell the ARS before the earliest date at which we can require UBS to purchase the ARS at par.

We used $54.7 million of net cash from financing activities for the first six months of 2009. This was primarily due to payments of debt and dividend payments.

Our $350.0 million revolving credit facility with a syndicate of banks is being used to support our acquisition program, working capital requirements and for general corporate purposes. Outstanding indebtedness under the revolving credit facility bears interest at a rate determined by the type of loan plus an applicable margin determined by our debt rating, depending on the applicable base rate and our bond rating. For the first six months of 2009 the average interest rate under the revolving credit facility for euro-based borrowings was approximately 2.5%. There were no U.S. dollar borrowings at June 28, 2009. The revolving credit facility includes operational and financial covenants customary for facilities of this type, including, among others, restrictions on additional indebtedness, liens and investments and maintenance of certain leverage ratios. As of June 28, 2009, we were in compliance with all covenants related to the revolving credit facility, had $301.8 million of unused and potentially available credit under the revolving credit facility and had $12.6 million of euro-based borrowings outstanding and $35.6 million for stand-by letters of credit outstanding on our revolving credit facility.

Working capital (defined as current assets less current liabilities) as of June 28, 2009 was $493.3 million compared to $504.7 million as of December 31, 2008. This decrease was primarily due to a decrease in inventory and accounts receivable partially offset by a decrease in accounts payable. Cash and cash equivalents increased to $178.6 million as of June 28, 2009 compared to $165.6 million as of December 31, 2008.  The ratio of current assets to current liabilities was 2.9 to 1 as of June 28, 2009 compared to 2.7 to 1 as of December 31, 2008.

We anticipate that available funds from current operations, existing cash and other sources of liquidity will be sufficient to meet current operating requirements and anticipated capital expenditures for at least the next 12 months. We believe that our contribution to the proposed settlement associated with the James Jones Litigation as more fully discussed in Item 1, “Legal Proceedings,” will not have a material adverse effect on our liquidity.  We also anticipate that available funds will be sufficient to meet the $50 million principal due on our 4.87% senior notes in May 2010.  However, we may have to consider external sources of financing for any large future acquisitions.

We maintain letters of credit that guarantee our performance or payment to third parties in accordance with specified terms and conditions. Amounts outstanding were approximately $37.3 million as of June 28, 2009 and $39.3 million as of December 31, 2008. Our letters of credit are primarily associated with insurance coverage and to a lesser extent foreign purchases and generally expire within one year of issuance. These instruments may exist or expire without being drawn down, therefore they do not necessarily represent future cash flow obligations.

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

A reconciliation of net cash provided by continuing operating activities to free cash flow is provided below:

	Six Months Ended
	June 28, 2009	June 29, 2008
	(in millions)
Net cash provided by continuing operating activities	$74.5	$41.8
Less: additions to property, plant, and equipment	(8.9)	(14.5)
Plus: proceeds from the sale of property, plant, and equipment	0.4	0.2
Free cash flow	$66.0	$27.5

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

Application of Critical Accounting Policies and Key Estimates

The preparation of our consolidated financial statements in accordance with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported. A critical accounting estimate is an assumption about highly uncertain matters and could have a material effect on the consolidated financial statements if another, also reasonable, amount were used, or, a change in the estimate is reasonably likely from period to period. We base our assumptions on historical experience and on other estimates that we believe are reasonable under the circumstances. Actual results could differ significantly from these estimates.  There were no changes in accounting policies or significant changes in accounting estimates during the first six months of 2009.

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

Allowance for doubtful accounts

The allowance for doubtful accounts is established to represent our best estimate of the net realizable value of the outstanding accounts receivable. The development of our allowance for doubtful accounts varies by region but in general is based on a review of past due amounts, historical write-off experience, as well as aging trends affecting specific accounts and general operational factors affecting all accounts. In North America, management specifically analyzes individual accounts receivable and establishes specific reserves against financially troubled customers. In addition, factors are developed utilizing historical trends in bad debts, returns and allowances. The ratio of these factors to sales on a rolling twelve-month basis is applied to total outstanding receivables (net of accounts specifically identified) to establish a reserve. In Europe, management develops its bad debt allowance through an aging analysis of all their accounts. In China, management specifically analyzes individual accounts receivable and establishes specific reserves as needed along with providing reserves based on aging analysis.

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

Inventory valuation

Inventories are stated at the lower of cost or market with costs determined primarily on a first-in first-out basis. We utilize both specific product identification and historical product demand as the basis for determining our excess or obsolete inventory reserve. We identify all inventories that exceed a range of one to four years in sales. This is determined by comparing the current inventory balance against unit sales for the trailing twelve months. New products added to inventory within the past twelve months are excluded from this analysis. A portion of our products contain recoverable materials, therefore the excess and obsolete reserve is established net of any recoverable amounts. Changes in market conditions, lower-than-expected customer demand or changes in technology or features could result in additional obsolete inventory that is not saleable and could require additional inventory reserve provisions.

In certain countries, additional inventory reserves are maintained for potential shrinkage experienced in the manufacturing process. The reserve is established based on the prior year’s inventory losses adjusted for any change in the gross inventory balance.

Goodwill and other intangibles

Goodwill and intangible assets with indefinite lives are tested annually for impairment in accordance with the provisions of Financial Accounting Standards Board Statement No. 142 “Goodwill and Other Intangible Assets” (FAS No. 142). We use our judgment in assessing whether assets may have become impaired between annual impairment tests. Due to the current economic conditions as well as other business factors, we concluded that the goodwill of our Water Quality reporting unit was impaired on October 26, 2008, the time of our latest annual review. We recorded a charge of $22.0 million in the fourth quarter of 2008 in accordance with FAS No. 142.  We perform our annual test for indicators of goodwill and non-amortizable intangible assets impairment in the fourth quarter of our fiscal year or sooner if indicators of impairment exist.

Intangible assets such as purchased technology are generally recorded in connection with a business acquisition. Values assigned to intangible assets are determined by an independent valuation firm based on our estimates and judgments regarding expectations of the success and life cycle of products and technology acquired.

We use a discounted cash flow method to determine the fair value of each reporting unit.  We have eight reporting units, based on the guidance contained in FAS No. 142 and related literature.  The discounted cash flow model includes a number of estimates of future cash flows.  We develop our assumptions based on our historical results including sales growth, operating profits, working capital levels and tax rates.  In our 2008 testing, we also incorporated assumptions regarding the current economic environment, including expectations regarding when the recession would end and at what point we would see orders return to historical levels.

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

Workers’ compensation liabilities in the U.S. are recognized for claims incurred (including claims incurred but not reported) and for changes in the status of individual case reserves. At the time a workers’ compensation claim is filed, a liability is estimated to settle the claim. The liability for workers’ compensation claims is determined based on management’s estimates of the nature and severity of the claims and based on analysis provided by third-party administrators and by various state statutes and reserve requirements. We have developed our own trend factors based on our specific claims experience, discounted based on risk-free interest rates. In other countries where workers’ compensation costs are applicable, we maintain insurance coverage with limited deductible payments. Because the liability is an estimate, the ultimate liability may be more or less than reported and is subject to changes in discount rates.

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

Legal contingencies

We are a defendant in numerous legal matters including those involving environmental law and product liability as discussed in more detail in Part I, Item 1, “ Business - Product Liability, Environmental and Other Litigation Matters,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  As required by Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies” (FAS No. 5), we determine whether an estimated loss from a loss contingency should be accrued by assessing whether a loss is deemed probable and the loss amount can be reasonably estimated, net of any applicable insurance proceeds. Estimates of potential outcomes of these contingencies are developed in consultation with outside counsel. While this assessment is based upon all available information, litigation is inherently uncertain and the actual liability to fully resolve this litigation cannot be predicted with any assurance of accuracy. Final resolution of these matters could possibly result in significant effects on our results of operations, cash flows and financial position.

Pension benefits

We account for our pension plans in accordance with Statement of Financial Accounting Standards No. 87, “Employers Accounting for Pensions” (FAS No. 87) and Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” (FAS No. 158). In applying FAS No. 87 and FAS No. 158, assumptions are made regarding the valuation of benefit obligations and the performance of plan assets. The primary assumptions are as follows:

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

We recognize deferred taxes for the expected future consequences of events that have been reflected in the consolidated financial statements in accordance with the rules of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (FAS No.109).  Under FAS No. 109, deferred tax assets and liabilities are determined based on differences between the book values and tax bases of particular assets and liabilities, using tax rates in effect for the years in which the differences are expected to reverse.  A valuation allowance is provided to offset any net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  We consider estimated future taxable income and ongoing prudent tax planning strategies in assessing the need for a valuation allowance.

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

Our foreign subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials and are denominated in European currencies or the U.S. or Canadian dollar. We use foreign currency forward exchange contracts to manage the risk related to intercompany purchases that occur during the course of a year and certain open foreign currency denominated commitments to sell products to third parties. For the first six months of 2009, the amounts recorded in other (income) expense for the change in the fair value of such contracts was immaterial.

We have historically had a low exposure on the cost of our debt to changes in interest rates. Information about our long-term debt, including principal amounts and related interest rates, appears in Note 11 of notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

During 2008, we entered into a series of copper swap contracts to fix the price per pound of copper for one customer.  These swaps are classified as economic hedges, as more fully explained in Note 4 of notes to the consolidated financial statements in this report and in Note 16 of notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008.  For the six months ended June 28, 2009, the changes in fair market value associated with the copper swaps recorded in other income was approximately $0.3 million.  We believe that if copper prices continue to fluctuate that the open copper swap contracts will result in additional gains or losses that may occur in a period different from when that cost is recovered from the customer.

The Company used a discounted cash flow model for determining the value of the ARS and the UBS rights.  As there is no active market for the ARS and the rights are non-transferable, we believe that the discounted cash flow model gives the best estimate of fair value at June 28, 2009.  The model includes assumptions that are more fully explained in Note 16 of notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008.  The most sensitive of these assumptions is the illiquidity spread.  We engaged valuation experts to develop the models.  The illiquidity spread increases the discount rate, thereby decreasing the estimated fair value.  To value the rights issued by UBS, we used a discounted cash flow model to estimate the fair value of the ARS with the rights.  The value of the rights was determined by looking at the difference between the ARS as determined compared to the ARS with the rights.    While we believe the assumptions used are consistent with the current market view on the ARS and are reasonable, different assumptions could significantly affect our valuation of ARS.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended June 28, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  In connection with these rules, we will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Part II.  OTHER INFORMATION

Item l.   Legal Proceedings

As disclosed in Part I, Item 1, “Business - Product Liability, Environmental and Other Litigation Matters” of our Annual Report on Form 10-K for the year ended December 31, 2008, we are a party to litigation referred to as the “James Jones Litigation.”  At a mediation session held with the California Superior Court for Los Angeles County on June 9-10, 2009, the parties to the Armenta case and the City of Banning case (each part of the James Jones Litigation) agreed in principle to settle both cases.  The agreement in principle will be effective and binding only upon approval by the governing boards of all of the city, town, county, and water district plaintiffs in the Armenta and Banning cases, and final approval of the settlement by the California Superior Court after a fairness hearing.  An agreement in principle also was reached to settle the insurance coverage case.  The settlement of the insurance coverage case will be effective and binding only upon approval of the settlement of the underlying Armenta and Banning cases as described above.  As part of the proposed settlement, we have agreed to pay a portion of the total settlement amount.  If the proposed settlement becomes effective and binding in its current form, our contribution to the settlement would not have a material adverse effect on our consolidated operating results or liquidity.

We have received information regarding possible improper payments to foreign government officials by employees of Watts Valve (Changsha) Co., Ltd., an indirect wholly-owned subsidiary of the Company in China.  Such payments may violate the Foreign Corrupt Practices Act. We are conducting an investigation utilizing outside counsel and voluntarily disclosed this matter to the United States Department of Justice and the Securities and Exchange Commission. We cannot predict the outcome of this matter at this time or whether it will have a materially adverse impact on our financial condition or results of operations.

There have been no other material developments with respect to our contingencies and environmental remediation proceedings during the quarter ended June 28, 2009.

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

The Annual Meeting of Stockholders of the Company was held on Wednesday, May 13, 2009.

The results of the voting on the proposals considered at the Annual Meeting of Stockholders were as follows:

1.     Election of Directors

Each of the following persons was elected as a Director of the Company for a term expiring at the Company’s 2010 Annual Meeting of Stockholders and until such director’s successor is duly elected and qualified.

The voting results were as follows:

Director	Votes For	Votes Withheld
Robert L. Ayers	95,519,668	382,540
Kennett F. Burnes	95,509,726	392,482
Richard J. Cathcart	95,890,621	11,587
Timothy P. Horne	95,720,020	182,188
Ralph E. Jackson, Jr.	95,515,060	387,148
Kenneth J. McAvoy	94,984,551	917,657
John K. McGillicuddy	95,883,727	18,481
Gordon W. Moran	95,414,428	487,780
Daniel J. Murphy	95,796,241	105,967
Patrick S. O’Keefe	95,803,702	98,506

2.     Ratification of Independent Auditors

The selection of KPMG LLP as the independent auditors of the Company for the current fiscal year was ratified and the voting results were as follows:

95,949,774 votes FOR

226,445 votes AGAINST

29,414 votes ABSTAINED

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

WATTS WATER TECHNOLOGIES, INC.

Date:	August 7, 2009	By:	/s/ Patrick S. O’Keefe
Patrick S. O’Keefe
Chief Executive Officer

Date:	August 7, 2009	By:	/s/ William C. McCartney
William C. McCartney
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description

3.1	Restated Certificate of Incorporation, as amended (1)

3.2	Amended and Restated By-Laws, as amended (2)

10.1	Resignation Agreement, dated July 8, 2009, between the Registrant and Josh C. Fu

10.2	Non-Competition Agreement, dated July 8, 2009, between Watts (Shanghai) Management Co., Ltd. and Josh C. Fu

11	Statement Regarding Computation of Earnings per Common Share (3)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350

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