Form 10-Q
period 2009-09-27
WATTS WATER TECHNOLOGIES INC
filed 2009-11-04
CIK 795403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 27, 2009

or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 23, 2009
Class A Common Stock, $0.10 par value	29,489,765

Class B Common Stock, $0.10 par value	7,193,880

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share information)

(Unaudited)

	September 27,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$233.3	$165.6
Short-term investment securities	6.5	—
Trade accounts receivable, less allowance for doubtful accounts of $8.3 at September 27, 2009 and $12.2 at December 31, 2008	200.0	221.3
Inventories, net:
Raw materials	94.3	107.4
Work in process	35.3	44.9
Finished goods	148.8	186.7
Total Inventories	278.4	339.0
Prepaid expenses and other assets	13.4	14.6
Deferred income taxes	49.6	47.5
Assets of discontinued operations	27.3	11.6
Total Current Assets	808.5	799.6
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	474.7	465.4
Accumulated depreciation	(252.2)	(228.0)
Property, plant and equipment, net	222.5	237.4
OTHER ASSETS:
Goodwill	429.7	431.3
Long-term investment securities	—	8.3
Intangible assets, net	160.7	174.6
Other, net	9.2	8.9
TOTAL ASSETS	$1,630.6	$1,660.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$88.7	$115.2
Accrued expenses and other liabilities	116.0	103.9
Accrued compensation and benefits	44.4	41.6
Current portion of long-term debt	50.9	4.5
Liabilities of discontinued operations	39.7	29.7
Total Current Liabilities	339.7	294.9
LONG-TERM DEBT, NET OF CURRENT PORTION	304.5	409.8
DEFERRED INCOME TAXES	39.7	42.4
OTHER NONCURRENT LIABILITIES	70.3	70.6
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Class A Common Stock, $0.10 par value; 80,000,000 shares authorized; 1 vote per share; issued and outstanding, 29,484,964 shares at September 27, 2009 and 29,250,175 shares at December 31, 2008	2.9	2.9
Class B Common Stock, $0.10 par value; 25,000,000 shares authorized; 10 votes per share; issued and outstanding, 7,193,880 shares at September 27, 2009 and 7,293,880 at December 31, 2008	0.7	0.7
Additional paid-in capital	392.1	386.9
Retained earnings	441.9	451.7
Accumulated other comprehensive income	38.8	0.2
Total Stockholders’ Equity	876.4	842.4
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,630.6	$1,660.1

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in millions, except per share information)

(Unaudited)

	Third Quarter Ended
	September 27, 2009	September 28, 2008
Net sales	$303.8	$372.0
Cost of goods sold	194.4	249.6
GROSS PROFIT	109.4	122.4
Selling, general & administrative expenses	78.8	91.4
Restructuring and other charges	6.3	0.8
OPERATING INCOME	24.3	30.2
Other (income) expense:
Interest income	(0.3)	(0.8)
Interest expense	5.5	6.6
Other	(0.5)	0.8
Total other expense	4.7	6.6
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND NONCONTROLLING INTEREST	19.6	23.6
Provision for income taxes	8.0	7.3
INCOME FROM CONTINUING OPERATIONS	11.6	16.3
Income (loss) from discontinued operations, net of taxes	(8.2)	0.4
NET INCOME BEFORE NONCONTROLLING INTEREST	3.4	16.7
Plus: Net loss attributable to the noncontrolling interest	—	—
NET INCOME ATTRIBUTABLE TO WATTS WATER TECHNOLOGIES, INC.	$3.4	$16.7
Net income from continuing operations attributable to Watts Water Technologies, Inc.	$11.6	$16.3

BASIC EPS
Income (loss) per share attributable to Watts Water Technologies, Inc.:
Continuing operations	$0.31	$0.44
Discontinued operations	(0.22)	0.01
NET INCOME	$0.09	$0.46
Weighted average number of shares	37.0	36.5

DILUTED EPS
Income (loss) per share attributable to Watts Water Technologies, Inc.:
Continuing operations	$0.31	$0.44
Discontinued operations	(0.22)	0.01
NET INCOME	$0.09	$0.45
Weighted average number of shares	37.1	36.7

Dividends per share	$0.11	$0.11

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in millions, except per share information)

(Unaudited)

	Nine Months Ended
	September 27, 2009	September 28, 2008
Net sales	$902.7	$1,089.8
Cost of goods sold	587.1	724.7
GROSS PROFIT	315.6	365.1
Selling, general & administrative expenses	238.7	272.0
Restructuring and other charges	8.6	2.8
OPERATING INCOME	68.3	90.3
Other (income) expense:
Interest income	(0.8)	(4.4)
Interest expense	16.8	20.0
Other	(1.0)	4.5
Total other expense	15.0	20.1
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND NONCONTROLLING INTEREST	53.3	70.2
Provision for income taxes	22.4	23.2
INCOME FROM CONTINUING OPERATIONS	30.9	47.0
Income (loss) from discontinued operations, net of taxes	(27.7)	1.3
NET INCOME BEFORE NONCONTROLLING INTEREST	3.2	48.3
Plus: Net loss attributable to the noncontrolling interest	—	1.9
NET INCOME ATTRIBUTABLE TO WATTS WATER TECHNOLOGIES, INC.	$3.2	$50.2
Net income from continuing operations attributable to Watts Water Technologies, Inc.	$30.9	$48.9

BASIC EPS
Income (loss) per share attributable to Watts Water Technologies, Inc.:
Continuing operations	$0.84	$1.33
Discontinued operations	(0.75)	0.04
NET INCOME	$0.09	$1.37
Weighted average number of shares	37.0	36.7

DILUTED EPS
Income (loss) per share attributable to Watts Water Technologies, Inc.:
Continuing operations	$0.83	$1.32
Discontinued operations	(0.75)	0.04
NET INCOME	$0.09	$1.36
Weighted average number of shares	37.1	36.9

Dividends per share	$0.33	$0.33

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Nine Months Ended
	September 27, 2009	September 28, 2008
OPERATING ACTIVITIES
Net income attributable to Watts Water Technologies, Inc.	$3.2	$50.2
Less: Income (loss) from discontinued operations	(27.7)	1.3
Income from continuing operations attributable to Watts Water Technologies, Inc.	30.9	48.9
Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
Depreciation	24.2	23.9
Amortization	10.2	8.8
Stock-based compensation	3.7	4.2
Deferred income tax benefit	(4.6)	(14.9)
Loss on disposal/impairment of property, plant & equipment	5.5	0.3
Other	1.3	(0.1)
Changes in operating assets and liabilities, net of effects from business acquisitions and divestures:
Accounts receivable	19.8	(18.0)
Inventories	62.5	(4.3)
Prepaid expenses and other assets	1.2	6.2
Accounts payable, accrued expenses and other liabilities	(6.9)	35.4
Net cash provided by continuing operating activities	147.8	90.4
INVESTING ACTIVITIES
Additions to property, plant and equipment	(15.7)	(20.7)
Proceeds from the sale of property, plant and equipment	0.4	0.5
Investments in securities	—	(2.6)
Proceeds from sale of securities	1.7	33.3
Proceeds from purchase price settlement	1.1	—
Increase in other assets	(0.3)	—
Business acquisitions, net of cash acquired	(0.3)	(174.6)
Net cash used in investing activities	(13.1)	(164.1)
FINANCING ACTIVITIES
Proceeds from long-term debt	1.7	19.9
Payments of long-term debt	(61.1)	(51.8)
Payment of capital leases	(0.9)	(1.1)
Proceeds from share transactions under employee stock plans	0.2	1.6
Tax benefit of stock awards exercised	(0.5)	—
Payments to repurchase common stock	—	(44.5)
Dividends	(12.2)	(12.2)
Net cash used in financing activities	(72.8)	(88.1)
Effect of exchange rate changes on cash and cash equivalents	6.3	0.6
Net cash provided by (used in) operating activities of discontinued operations	(0.5)	0.3
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	67.7	(160.9)
Cash and cash equivalents at beginning of year	165.6	290.3
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$233.3	$129.4

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of stock under management stock purchase plan	$1.4	$1.6

CASH PAID FOR:
Interest	$11.6	$15.4
Taxes	$27.0	$31.7

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the Watts Water Technologies, Inc. (the Company) Consolidated Balance Sheet as of September 27, 2009, the Consolidated Statements of Operations for the third quarter and nine months ended September 27, 2009 and the third quarter and nine months ended September 28, 2008, and the Consolidated Statements of Cash Flows for the nine months ended September 27, 2009 and the nine months ended September 28, 2008.

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

The Company operates on a 52-week fiscal year ending on December 31st.  Any third quarter data contained in this Quarterly Report on Form 10-Q generally reflects the results of operations for the 13-week period ended on the Sunday nearest September 30th of the respective year.

In preparing the accompanying unaudited consolidated financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after September 27, 2009, up until the issuance of the financial statements, which occurred on November 4, 2009.

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

Goodwill and Long-Lived Assets

The changes in the carrying amount of goodwill by geographic segment from December 31, 2008 to September 27, 2009 are as follows:

	North America	Europe	China	Total
	(in millions)

Carrying amount at the beginning of period	$188.3	$229.0	$14.0	$431.3
Adjustments to goodwill during the period	(1.1)	(8.4)	(6.1)	(15.6)
Effect of change in exchange rates used for translation	0.6	13.4	—	14.0
Carrying amount at end of period	$187.8	$234.0	$7.9	$429.7

In February 2009, the Company reached a settlement with the seller regarding a purchase price adjustment to the Core Industries, Inc. acquisition that resulted in the Company receiving $1.1 million.  In May 2009, the Company deconsolidated TEAM Precision Pipework, Ltd. (TEAM).  As a result of the deconsolidation, the Company reduced goodwill by $8.4 million associated with TEAM.  See Note 3 for additional information relating to the deconsolidation of TEAM.  In September 2009, the Company’s Board of Directors approved a plan to dispose of its investment in Watts Valve (Changsha) Co., Ltd. (CWV), an indirect wholly-owned subsidiary of the Company located in China.  The Company classified the operations of CWV as a discontinued operation and recorded a decrease in the net assets to their estimated fair market value less costs to sell.  As a result, the Company reduced goodwill by $6.1 million associated with CWV.  See Note 3 and Note 10 for additional information relating to CWV.

Goodwill is tested for impairment at least annually or more frequently if events or circumstances indicate that it is “more likely than not” that goodwill might be impaired, such as a change in business conditions. The Company performs its annual goodwill impairment assessment in the fourth quarter of each year.

In connection with the restructuring plan announced in February 2009, the Company will be closing several facilities to reduce the overall size of the manufacturing footprint.  The Company concluded that it is more likely than not that the carrying amount of certain assets held and used may not be recoverable.  Specifically, the Company identified a long-lived asset group primarily comprised of buildings and land use rights in China.  The Company used an undiscounted future cash flow model to test the long-lived asset group based on the primary asset identified, the current economic outlook and the estimated fair value from the ultimate disposition of the asset group.  The inputs used in this analysis are unobservable inputs (level 3).  Based on the analysis performed, the Company recorded a $5.5 million impairment charge for one asset group in China during the quarter ended September 27, 2009. This charge is reported in the restructuring and other charges in the consolidated statements of operations.

In connection with the plan to dispose of CWV, certain long-lived assets were reduced by $1.4 million to reflect their estimated fair market value.  This charge was recorded in discontinued operations as part of the $5.9 million loss.

Intangible assets include the following at September 27, 2009:

	Gross Carrying Amount	Accumulated Amortization
	(in millions)

Patents	$18.1	$(8.1)
Customer relationships	109.5	(32.9)
Technology	7.5	(4.0)
Other	14.4	(5.5)
Total amortizable intangibles	149.5	(50.5)
Intangible assets not subject to amortization	61.7	—
Total	$211.2	$(50.5)

Aggregate amortization expense for amortized intangible assets for the third quarters of 2009 and 2008 was $3.4 million and $3.7 million, respectively, and for the nine-month periods of 2009 and 2008 was $10.2 million and $8.8 million, respectively. Additionally, future amortization expense on amortizable intangible assets is approximately $3.1 million for the remainder of 2009, $12.5 million for 2010, $12.2 million for 2011, $10.5 million for 2012 and $9.5 million for 2013. Amortization expense is provided on a straight-line basis over the estimated useful lives of the intangible assets. The weighted-average remaining life of total amortizable intangible assets is 10.0 years. Patents, customer relationships, technology and other amortizable intangibles have weighted-average remaining lives of 7.6 years, 9.3 years, 4.5 years and 18.5 years, respectively. Intangible assets not subject to amortization primarily include trademarks and unpatented technology.

Stock-Based Compensation

The Company maintains three stock incentive plans under which key employees and non-employee members of the Company’s Board of Directors have been granted incentive stock options (ISOs) and nonqualified stock options (NSOs) to purchase the Company’s Class A Common Stock. Only one plan, the 2004 Stock Incentive Plan, is currently available for the grant of new equity awards. Stock options granted under prior plans became exercisable over a five-year period at the rate of 20% per year and expire ten years after the date of grant. Under the 2004 Stock Incentive Plan, options become exercisable over a four-year period at the rate of 25% per year and expire ten years after the grant date. ISOs and NSOs granted under the plans may have exercise prices of not less than 100% and 50% of the fair market value of the Class A Common Stock on the date of grant, respectively. The Company’s current practice is to grant all options at fair market value on the grant date.  The Company issued 213,500 and 202,000 options under the 2004 Stock Incentive Plan in the first nine months of 2009 and 2008, respectively.

The fair value of each share issued under the 2004 Stock Incentive Plan is estimated on the date of grant, using the Black-Scholes-Merton Model, based on the following weighted average assumptions:

	2009	2008
Expected life (years)	6.0	6.0
Expected stock price volatility	41.2%	35.6%
Expected dividend yield	1.7%	1.5%
Risk-free interest rate	2.8%	3.5%

The above assumptions were used to determine the weighted average grant-date fair value of stock options of $9.70 and $10.10 in 2009 and 2008, respectively.

The Company also grants shares of restricted stock to key employees and non-employee members of the Company’s Board of Directors under the 2004 Stock Incentive Plan. Shares of restricted stock granted to employees vest over a three-year period at the rate of one-third per year. Stock awards to non-employee members of the Company’s Board of Directors are fully vested at the time of grant. The restricted stock awards are amortized to expense on a straight-line basis over the vesting period. The Company issued 84,535 and 79,597 shares of restricted stock under the 2004 Stock Incentive Plan in the third quarters of 2009 and 2008, respectively.  The Company issued 86,241 and 79,597 shares of restricted stock under the 2004 Stock Incentive Plan in the first nine months of 2009 and 2008, respectively.

The Company also has a Management Stock Purchase Plan that allows for the granting of restricted stock units (RSUs) to key employees.  On an annual basis, key employees may elect to receive a portion of their annual incentive compensation in RSUs instead of cash.  Each RSU provides the key employee with the right to purchase a share of Class A Common Stock at 67% of the fair market value on the date of grant.  RSUs vest annually over a three-year period from the grant date.  An aggregate of 2,000,000 shares of Class A Common Stock may be issued under the Management Stock Purchase Plan.  The Company granted 150,098 RSUs and 60,128 RSUs in the first nine months of 2009 and 2008, respectively.

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

Shipping and Handling

The Company’s shipping costs included in selling, general and administrative expenses were $8.1 million and $11.0 million for the third quarters of 2009 and 2008, respectively, and were $23.2 million and $29.5 million for the first nine months of 2009 and 2008, respectively.

Research and Development

Research and development costs included in selling, general and administrative expenses were $4.2 million and $4.0 million for the third quarters of 2009 and 2008, respectively, and were $12.9 million and $13.2 million for the first nine months of 2009 and 2008, respectively.

Taxes, Other than Income Taxes

Taxes assessed by governmental authorities on sale transactions are recorded on a net basis and excluded from sales in the Company’s consolidated statements of operations.

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

New Accounting Standards

In June 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2009-1, which amended the FASB Accounting Standards Codifiction (ASC) for the issuance of FASB Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”(ASU No. 2009-1).  ASU No. 2009-1 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  This standard also establishes the FASB Accounting Standards Codification (ASC) as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of non-governmental financial statements. ASU No. 2009-1 is effective for all interim and annual financial statements issued after September 15, 2009.  The adoption of ASU No. 2009-1 did not have a material impact on the Company’s consolidated financial statements.

In June 2009, FASB issued FAS No. 167, “Amendments to FASB Interpretation No. 46(R)”(FAS No. 167).  FAS No. 167 amends certain requirements of FASB Interpretation No. 46(R) to require an entity to perform an analysis to determine whether the variable interest or interests give it a controlling financial interest.  This statement also requires an entity to regularly reassess whether the entity has a controlling financial interest in the variable interest or interests.  This statement will also expand disclosures on variable interest or interests in the footnotes.  FAS No. 167 is effective for the first annual reporting period beginning after November 15, 2009 as well as the interim period therein.  The Company does not expect the adoption of FAS No. 167 will have a material impact on its consolidated financial statements.

In June 2009, FASB issued FAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (FAS No. 166). This statement eliminates the concept of a qualifying special-purpose entity as defined in FAS No. 140.  This statement also establishes more stringent conditions for reporting a transfer of a portion of a financial asset as a sale and changes the initial measurement of

a transferor’s interest in transferred financial assets.   FAS No. 166 also expands disclosures for interim and annual reports.  This statement is effective for the first annual reporting period beginning after November 15, 2009.  The Company does not expect the adoption of FAS No. 166 will have a material impact on its consolidated financial statements.

3. Discontinued Operations

In September 2009, the Company’s Board of Directors approved the sale of its investment in CWV.  CWV is a leading manufacturer of large diameter hydraulic-actuated butterfly valves for thermo-power and hydro-power plants, water distribution projects and water works projects in China.  Management determined the CWV business no longer fit strategically with the Company.  The Company has engaged the services of an investment bank to assist in the disposition.  See Note 10 for further information related to CWV.

The Company evaluated the classification of CWV and concluded that the net assets qualified as discontinued operations.  The Company evaluated the fair value of the net assets of CWV and recorded an estimated pre-tax loss of approximately $5.9 million.  The Company estimated the fair value of the net assets based on the likely proceeds to be received in the sale process.  The Company estimated the likely proceeds based on recent comparable transactions .  In addition to examining recent transactions, the Company also estimated the fair value of the business using a discounted cash flow model.  The inputs used in this analysis are unobservable inputs (level 3).  The final loss may be different from the estimate as the actual loss will be dependent on the actual proceeds received.  In addition, the Company recorded $1.4 million for income taxes, including a charge to pay for previously recognized tax benefits associated with tax holidays which will no longer be realized as a result of the disposition.    The Company concluded that the future cash flows associated with CWV will be completely eliminated from the continuing operations of the Company.  As such, the Company classified CWV’s result of operations and the estimated loss from the disposition as discontinued operations for all periods presented.

In May 2009, the Company liquidated its TEAM business, located in Ammanford, U.K. TEAM custom designed and manufactured manipulated pipe and hose tubing assemblies and served the heating, ventilation and air conditioning and automotive markets in Western Europe.  Management determined the business no longer fit strategically with the Company.  On May 22, 2009, the Company appointed an administrator for TEAM under the United Kingdom Insolvency Act of 1986.  During the administration process, the administrator has sole control over, and responsibility for, TEAM’s operations, assets and liabilities.   The Company deconsolidated TEAM when the administrator obtained control of TEAM.  The deconsolidation resulted in the recognition of a $18.8 million non-cash loss in the quarter ended June 28, 2009.  During the quarter ended September 27, 2009, the Company was informed that the administrator completed the sale of TEAM’s assets for funds sufficient to pay all creditors.  The Company evaluated the operations of TEAM and determined that it will not have a continuing involvement in TEAM’s operations and cash flows.  As a result of the loss of control, TEAM’s cash flows and operations have been completely eliminated from the continuing operations of the Company.  As such, the Company has classified TEAM’s results of operations and the loss from deconsolidation as discontinued operations for all periods presented.

In September 1996, the Company divested its Municipal Water Group businesses, which included Henry Pratt, James Jones Company and Edward Barber and Company Ltd.  The discontinued operating expense for the third quarters and first nine months of 2009 and 2008 are related to the operations and write-off of TEAM, operations and write down of the net assets of CWV and legal costs, net of reserve adjustments, associated with the James Jones Litigation, which is described in Part I, Item 1, “Business - Product Liability, Environmental and Other Litigation Matters” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Condensed operating statements for discontinued operations are summarized below:

	Third Quarter Ended
	September 27, 2009	September 28, 2008
	(in millions)
Operating income (loss) — CWV	$(0.9)	$0.7
Costs and expenses - Municipal Water Group	—	(0.3)
Write down of net assets — CWV	(5.9)	—
Income (loss) before income taxes	(6.8)	0.4
Income tax expense	1.4	—
Income (loss) from discontinued operations, net of taxes	$(8.2)	$0.4

	Nine Months Ended
	September 27, 2009	September 28, 2008
	(in millions)
Operating income (loss) — TEAM	$(0.3)	$0.8
Operating income (loss) — CWV	(1.3)	1.4
Costs and expenses - Municipal Water Group	(0.2)	(0.8)
Write down of net assets — CWV	(5.9)	—
Loss on disposal — TEAM	(18.8)	—
Income (loss) before income taxes	(26.5)	1.4
Income tax expense	1.2	0.1
Income (loss) from discontinued operations, net of taxes	$(27.7)	$1.3

The Company did not recognize any tax benefits on the write down of CWV and the disposal of TEAM as the Company does not believe that it is more likely than not that the tax benefits would be realized.

Revenues reported in discontinued operations are as follows:

	Third Quarter Ended
	September 27, 2009	September 28, 2008
	(in millions)
Revenues — CWV	$3.4	$3.9
Revenues — TEAM	—	3.4
Total revenues — discontinued operations	$3.4	$7.3

	Nine Months Ended
	September 27, 2009	September 28, 2008
	(in millions)
Revenues — CWV	$10.4	$10.7
Revenues — TEAM	2.6	11.8
Total revenues — discontinued operations	$13.0	$22.5

The carrying amounts of major classes of assets and liabilities at September 27, 2009 and December 31, 2008 associated with the Municipal Water Group, relating primarily to reserves for the James Jones Litigation, are as follows:

	September 27, 2009	December 31, 2008
	(in millions)
Prepaid expenses and other assets	$1.2	$0.8
Deferred income taxes	10.5	10.8
Assets of discontinued operations	$11.7	$11.6
Accrued expenses and other liabilities	$29.9	$29.7
Liabilities of discontinued operations	$29.9	$29.7

The major classes of assets and liabilities associated with the operations of CWV at September 27, 2009 are as follows:

September 27, 2009
(in millions)
Accounts receivable	$5.9
Inventories	3.4
Prepaid expenses and other assets	1.0
Property, plant & equipment, net	2.5
Intangible assets	2.8
Assets of discontinued operations	$15.6
Accounts payable	$2.6
Accrued expenses and other liabilities	6.6
Deferred taxes payable	0.6
Liabilities of discontinued operations	$9.8

The major classes of assets and liabilities associated with the operations of CWV and TEAM at December 31, 2008 are as follows:

December 31, 2008
(in millions)
Accounts receivable	$5.9
Inventories	5.3
Prepaid expenses and other assets	1.0
Property, plant & equipment, net	6.4
Intangible assets	8.6
Goodwill	13.8
Total Assets	$41.0
Accounts payable	$2.7
Accrued expenses and other liabilities	3.0
Deferred taxes payable	2.1
Total Liabilities	$7.8

4. Financial Instruments and Derivatives Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including auction rate securities, foreign currency derivatives, deferred compensation plan assets and related liability, and metal derivatives. The fair value of these certain financial assets and liabilities was determined using the following inputs at September 27, 2009:

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
		(in millions)
Assets
Trading securities (1)	$6.5	$—	$—	$6.5
Plan asset for deferred compensation(2)	3.5	3.5	—	—
Total assets	$10.0	$3.5	$—	$6.5

Liabilities
Foreign currency derivatives (3)	$1.3	$—	$1.3	$—
Plan liability for deferred compensation(4)	3.5	3.5	—	—
Total liabilities	$4.8	$3.5	$1.3	$—

(1) Included in short-term investment securities on the Company’s consolidated balance sheet.
(2) Included in other, net on the Company’s consolidated balance sheet.
(3) Included in accrued expenses and other liabilities on the Company’s consolidated balance sheet.
(4) Included in other noncurrent liabilities on the Company’s consolidated balance sheet.

The table below provides a summary of the changes in fair value of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period December 31, 2008 to September 27, 2009.

	Balance	Purchases,	Total realized and unrealized gains (losses) included in:		Balance
	December 31, 2008	sales, settlements, net	Earnings	Comprehensive income	September 27, 2009
	(in millions)
Trading securities	$8.3	$(1.7)	$(0.1)	$—	$6.5

Trading securities comprise auction rate securities and rights issued by UBS, AG (UBS).  The Company holds a variety of interest bearing auction rate securities, or ARS, including $4.6 million in municipal bonds and $0.7 million in student loans at September 27, 2009. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or sell their interests at par. The recent uncertainties in the credit markets have affected all of the Company’s holdings in ARS investments, and auctions for the Company’s investments in these securities have failed on their respective auction dates. Consequently, the investments are not currently liquid and the Company will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. Maturity dates for these ARS investments range from 2027 to 2036.

During the fourth quarter of 2008, the Company and its investment advisor elected to participate in a settlement offer from UBS for all of the outstanding ARS investments.  Under the terms of the settlement offer, the Company through its investment advisor was issued rights by UBS entitling the holder to require UBS to purchase the underlying ARS at par value during the period from June 30, 2010, through July 2, 2012.  The rights, valued at $1.2 million at September 27, 2009, also entitle UBS to purchase or sell the ARS at any time from the settlement date, in which case UBS would be required to pay par value for the ARS.

While the Company continues to earn interest on its ARS investments, these investments are not currently trading and therefore do not currently have a readily determinable market value.

The Company used a discounted cash flow model to determine the estimated fair value of its investment in ARS and investments in UBS rights as of September 27, 2009. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, credit quality of the ARS issuer, timing and amount of cash flows, government guarantees related to student loans and the expected holding periods of the ARS.  Based on this assessment of fair value, the Company recorded a credit of approximately $0.3 million to other income in the consolidated statement of operations for its investment in ARS in the first nine months of 2009.  To determine the fair value of the rights issued by UBS in connection with the settlement, the Company used a discounted cash flow model for the period up to the first date which the Company can exercise the rights.   Based on this assessment of fair value, the Company recorded a charge of approximately $0.4 million to other expense in the first nine months of 2009.

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

The Company has exposure to a number of foreign currency rates, including the Canadian Dollar, the Euro, the Chinese Yuan and the British Pound.  To manage this risk, the Company generally uses a layering methodology whereby at the end of any quarter, the Company has generally entered into forward exchange contracts which hedge approximately 50% of the projected intercompany purchase transactions for the next twelve months.  The Company uses this strategy for the purchases between Canada and the U.S., for purchases between the Euro zone and the U.S., and for purchases between the Euro zone and the United Kingdom.  The average volume of contracts can vary but generally approximates $10 to $12 million in open contracts at the end of any given quarter.  At September 27, 2009, the Company had contracts for notional amounts aggregating approximately $13.0 million to buy various currencies and $4.5 million to sell various currencies.   The Company accounts for the forward exchange contracts as an economic hedge.  Realized and unrealized gains and losses on the contracts are recognized in other (income) expense in the consolidated statement of operations. These contracts do not subject the Company to significant market risk from exchange movement because they offset gains and losses on the related foreign currency denominated transactions.

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

The following table discloses the fair values of derivative instruments on the Company’s balance sheet as of September 27, 2009 (in millions):

Liability Derivatives	Balance Sheet Location	Fair Value

Foreign currency derivatives	Accrued expenses and other liabilities	$1.3

The following table discloses the impact of derivative instruments on the Company’s financial operations for the quarter ended September 27, 2009 (in millions):

Derivatives	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives

Foreign currency derivatives	Other income (expense)	$(0.3)

The following table discloses the impact of derivative instruments on the Company’s financial operations for the nine months ended September 27, 2009 (in millions):

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

	September 27,	December 31,
	2009	2008
	(in millions)
Carrying amount	$355.4	$414.3
Estimated fair value	$355.1	$339.4

5. Restructuring and Other Charges

The Company’s Board of Directors approves all major restructuring programs that involve the discontinuance of product lines or the shut down of facilities.  From time to time, the Company takes additional restructuring actions including involuntary terminations that are not part of a major program.  The Company accounts for these costs in the period that the individual employees are notified or the liability is incurred.  These costs are included in restructuring and other charges in the Company’s consolidated statements of operations.  The Company also includes as part of other charges costs associated with asset impairments.

During the third quarter and first nine months of 2009, the Company recorded net pre-tax restructuring and other charges in its business segments totaling $6.3 million and $8.6 million, respectively, as follows:

	Third Quarter Ended	Nine Months Ended
	September 27, 2009	September 27, 2009
	(in millions)
North America	$0.7	$1.7
Europe	0.4	1.6
China	5.2	5.3
Total	$6.3	$8.6

The third-quarter charges of $6.3 million include $1.1 million in restructuring expenses and $5.2 million in other charges, principally $5.8 million in impairment charges for certain long-lived assets and $0.5 million of relocation costs associated with the 2009 actions described below, offset by a $1.1 million gain from the disposition of Tianjin Tanggu Watts Valve Co. Ltd. (TWT). The TWT gain was deferred from the year ended December 31, 2008 until all local government approvals were finalized. The $1.1 million in restructuring costs relate to involuntary termination benefits of which $1.0 million was associated with the 2009 actions described below. In addition there was $0.1 million of costs related primarily to involuntary termination benefits incurred by the Europe segment associated with the 2007 actions described below.

The first nine-month charges include $2.8 million in restructuring expenses and $5.8 million other charges, principally $6.3 million impairment charges for certain long-lived assets and $0.6 million of relocation costs, offset by a $1.1 million gain from the disposition of TWT.  Of the $2.8 million in restructuring costs, approximately $1.2 million relates to involuntary termination benefits incurred during the first nine months of 2009 which were not part of a previously announced restructuring plan,  $1.1 million were associated with the 2009 actions described below and $0.5 million related primarily to involuntary termination benefits and relocation expenses associated with the 2007 actions described below.

During the first quarter of 2009, the Company also recorded a tax charge of $3.9 million related to previously realized tax benefits, which the Company expects will be recaptured as a result of the Company’s decision to restructure its operations in 2009.  This tax charge is part of the 2009 actions.

The following information outlines the Company’s current restructuring plans.

2007 Actions

During 2007, the Company undertook a review of certain product lines and its overall manufacturing capacity.  Based on that review, the Company initiated a global restructuring program that was approved by the Company’s Board of Directors on October 30, 2007. The Company also discontinued certain product lines.  This program included the shutdown of several manufacturing facilities and the right-sizing of another facility.  The restructuring program and charges for certain product line discontinuances was expected to include pre-tax charges totaling approximately $12.9 million. Charges were primarily for asset write-downs and expected net losses on asset disposals, severance costs and facility exit and other costs.  The product lines that were discontinued and accelerated depreciation resulted in a pre-tax charge of $4.3 million during 2007.  Annual cash savings, net of tax, are estimated to be $1.9 million, which are expected to be fully realized by 2010.

The Company is reviewing the remaining activities associated with the 2007 actions associated with Europe and has concluded that no further charges will be incurred under this program.  The Company is currently examining alternatives and expects a new program for Europe to be launched in the fourth quarter of 2009 that will include some of the components identified in the 2007 actions.  The following table presents the total pre-tax charges incurred for the global restructuring program and product line discontinuances initiated in 2007 by the Company’s reportable segments:

Reportable Segment	Total Expected Costs	Incurred through September 27, 2009
	(in millions)
North America	$5.7	$6.3
Europe	3.9	0.7
China	3.3	2.9
Total	$12.9	$9.9

Details of the Company’s manufacturing restructuring plans through September 27, 2009 are as follows:

	Severance	Asset write- downs	Facility exit and other	Total
	(in millions)
Restructuring accruals at December 31, 2008	$—	$—	$—	$—
Net pre-tax restructuring charges	0.3	—	0.2	0.5
Utilization	(0.3)	—	(0.2)	(0.5)
Balance at March 29, 2009	—	—	—	—
Net pre-tax restructuring charges	0.1	—	—	0.1
Utilization	(0.1)	—	—	(0.1)
Balance at June 28, 2009	—	—	—	—
Net pre-tax restructuring charges	0.1	0.3	—	0.4
Utilization	(0.1)	(0.3)	—	(0.4)
Balance at September 27, 2009	$—	$—	$—	$—

The following table summarizes the incurred cost for 2007 restructuring actions by type:

	Severance	Asset write- downs	Facility exit and other	Total
	(in millions)
Costs incurred — through December 31, 2008	$2.3	$4.9	$1.7	$8.9
Costs incurred — quarter ended March 29, 2009	0.3	—	0.2	0.5
Costs incurred — quarter ended June 28, 2009	0.1	—	—	0.1
Costs incurred — quarter ended September 27, 2009	0.1	0.3	—	0.4
Total costs at September 27, 2009	$2.8	$5.2	$1.9	$9.9

Other consists primarily of relocation costs.

The following table summarizes incurred cost for 2007 restructuring actions by segment:

	Costs incurred through December 31, 2008	Costs incurred quarter ended March 29, 2009	Costs incurred quarter ended June 28, 2009	Costs incurred quarter ended Sept. 27, 2009
	(in millions)
North America	$5.8	$0.5	$—	$—
Europe	0.2	—	0.1	0.4
China	2.9	—	—	—
Total	$8.9	$0.5	$0.1	$0.4

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

The footprint consolidation pre-tax charge will be approximately $11.7 million, including severance charges of approximately $3.2 million, relocation costs of approximately $3.3 million and asset write-downs of approximately $5.2 million. One-time tax charges of approximately $3.9 million are also expected to be incurred as part of the relocations.  The Company may incur an additional one-time tax charge in connection with the restructuring activities that could range from $0 to $4.4 million, depending on the Company’s final plans.  Approximately 400 positions will be eliminated by this consolidation.  The net after-tax charge for this manufacturing consolidation program is expected to range from $12.8 to $17.2 million ($4.4 million non cash), with costs being incurred in fiscal 2009 and 2010.  The Company expects to spend approximately $4.8 million in capital expenditures to consolidate operations.

The following table presents the total estimated pre-tax charges to be incurred for the footprint consolidation-restructuring program initiated in 2009 by the Company’s reportable segments:

Reportable Segment	Total	Incurred through Sept. 27, 2009
	(in millions)
North America	$2.7	$0.6
China	9.0	6.4
Total	$11.7	$7.0

Details of the Company’s footprint consolidation-restructuring program through September 27, 2009 are as follows:

	Severance	Asset write- downs	Facility exit and other	Total
(in millions)
Restructuring accruals at March 29, 2009	—	—	—	—
Net pre-tax restructuring charges	—	—	—	—
Utilization	—	—	—	—
Balance at June 28, 2009	—	—	—	—
Net pre-tax restructuring charges	1.1	5.5	0.4	7.0
Utilization	(1.1)	(5.5)	(0.4)	(7.0)
Balance at September 27, 2009	$—	$—	$—	$—

The following table summarizes expected, incurred and remaining cost for 2009 restructuring actions by type:

	Severance	Asset write- downs	Facility exit and other	Total
	(in millions)
Expected costs	$3.2	$5.2	$3.3	$11.7
Costs incurred — quarter ended March 29, 2009	—	—	—	—
Costs incurred — quarter ended June 28, 2009	—	—	—	—
Costs incurred — quarter ended September 27, 2009	1.1	5.5	0.4	7.0
Remaining costs at September 27, 2009	$2.1	$(0.3)	$2.9	$4.7

The following table summarizes expected, incurred and remaining cost for 2009 restructuring actions by segment:

	Expected costs	Costs incurred quarter ended March 29, 2009	Costs incurred quarter ended June 28, 2009	Costs incurred quarter ended Sept. 27, 2009	Remaining costs Sept. 27, 2009
	(in millions)
North America	$2.7	$—	$—	$0.6	$2.1
China	9.0	—	—	6.4	2.6
Total	$11.7	$—	$—	$7.0	$4.7

6. Earnings per Share

The following tables set forth the reconciliation of the calculation of earnings per share:

	For the Third Quarter Ended September 27, 2009
	Income (loss) (Numerator)	Shares (Denominator)	Per Share Amount
	(amounts in millions, except per share amounts)
Basic EPS
Income (loss) per share attributable to Watts Water Technologies, Inc.:
Continuing operations	$11.6	37.0	$0.31
Discontinued operations	(8.2)		(0.22)
Net income	$3.4		$0.09
Effect of dilutive securities
Common stock equivalents		0.1
Diluted EPS
Income (loss) per share attributable to Watts Water Technologies, Inc.:
Continuing operations	$11.6		$0.31
Discontinued operations	(8.2)		(0.22)
Net income	$3.4	37.1	$0.09

	For the Third Quarter Ended September 28, 2008
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(amounts in millions, except per share amounts)
Basic EPS
Income per share attributable to Watts Water Technologies, Inc.:
Continuing operations	$16.3	36.5	$0.44
Discontinued operations	0.4		0.01
Net income	$16.7		$0.46
Effect of dilutive securities
Common stock equivalents		0.2
Diluted EPS
Income per share attributable to Watts Water Technologies, Inc.:
Continuing operations	$16.3		$0.44
Discontinued operations	0.4		0.01
Net income	$16.7	36.7	$0.45

Options to purchase 0.8 million shares of Class A Common Stock were outstanding during the third quarter of 2009 but were not included in the computation of diluted EPS because to do so would be anti-dilutive.

	For the Nine Months Ended September 27, 2009
	Income (loss) (Numerator)	Shares (Denominator)	Per Share Amount
	(amounts in millions, except per share amounts)
Basic EPS
Income (loss) per share attributable to Watts Water Technologies, Inc.:
Continuing operations	$30.9	37.0	$0.84
Discontinued operations	(27.7)		(0.75)
Net income	$3.2		$0.09
Effect of dilutive securities
Common stock equivalents		0.1
Diluted EPS
Income (loss) per share attributable to Watts Water Technologies, Inc.:
Continuing operations	$30.9		$0.83
Discontinued operations	(27.7)		(0.75)
Net income	$3.2	37.1	$0.09

	For the Nine Months Ended September 28, 2008
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(amounts in millions, except per share amounts)
Basic EPS
Income per share attributable to Watts Water Technologies, Inc.:
Continuing operations	$48.9	36.7	$1.33
Discontinued operations	1.3		0.04
Net income	$50.2		$1.37
Effect of dilutive securities
Common stock equivalents		0.2
Diluted EPS
Income per share attributable to Watts Water Technologies, Inc.:
Continuing operations	$48.9		$1.32
Discontinued operations	1.3		0.04
Net income	$50.2	36.9	$1.36

Options to purchase 0.9 million shares of Class A Common Stock were outstanding during the first nine months of 2009 but were not included in the computation of diluted EPS because to do so would be anti-dilutive.

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

The following is a summary of the Company’s significant accounts and balances by segment, reconciled to the consolidated totals:

	Third Quarter Ended
	September 27, 2009	September 28, 2008
	(in millions)
Net Sales
North America	$182.6	$218.5
Europe	116.4	144.6
China	4.8	8.9
Consolidated net sales	$303.8	$372.0

Operating income (loss)
North America	$22.3	$23.4
Europe	14.9	16.6
China	(4.5)	(3.1)
Subtotal reportable segments	32.7	36.9

Corporate (*)	(8.4)	(6.7)
Consolidated operating income	24.3	30.2

Interest income	0.3	0.8
Interest expense	(5.5)	(6.6)
Other	0.5	(0.8)
Income from continuing operations before income taxes and noncontrolling interest	$19.6	$23.6

Capital Expenditures
North America	$2.0	$2.4
Europe	4.8	3.4
China	—	0.3
Consolidated capital expenditures	$6.8	$6.1

Depreciation and Amortization
North America	$4.4	$4.9
Europe	6.1	6.0
China	1.1	1.1
Consolidated depreciation and amortization	$11.6	$12.0

	Nine Months Ended
	September 27, 2009	September 28, 2008
	(in millions)
Net Sales
North America	$554.5	$664.5
Europe	333.7	398.1
China	14.5	27.2
Consolidated net sales	$902.7	$1,089.8

Operating income (loss)
North America	$55.9	$71.5
Europe	36.8	48.1
China	(3.7)	(8.0)
Subtotal reportable segments	89.0	111.6
Corporate (*)	(20.7)	(21.3)
Consolidated operating income	68.3	90.3

Interest income	0.8	4.4
Interest expense	(16.8)	(20.0)
Other	1.0	(4.5)
Income from continuing operations before income taxes and noncontrolling interest	$53.3	$70.2

Identifiable Assets (at end of period)
North America	$819.6	$845.5
Europe	692.5	751.6
China	91.2	112.1
Discontinued operations	27.3	63.2
Consolidated identifiable assets	$1,630.6	$1,772.4

Long-Lived Assets (at end of period)
North America	$88.1	$95.5
Europe	109.9	112.4
China	24.5	33.2
Consolidated long-lived assets	$222.5	$241.1

Capital Expenditures
North America	$5.2	$6.7
Europe	9.8	10.3
China	0.7	3.7
Consolidated capital expenditures	$15.7	$20.7

Depreciation and Amortization
North America	$13.1	$14.3
Europe	18.0	14.8
China	3.3	3.6
Consolidated depreciation and amortization	$34.4	$32.7

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

The North American segment includes U.S. net sales of $165.2 million and $200.4 million for the third quarters of 2009 and 2008, respectively, and $507.5 million and $611.6 million for the first nine months of 2009 and 2008, respectively. The North American segment also includes U.S. long-lived assets of $81.4 million and $88.4 million at September 27, 2009 and September 28, 2008, respectively.

Intersegment sales for the third quarter of 2009 for North America, Europe and China were $0.9 million, $1.4 million and $28.2 million, respectively, and for the first nine months of 2009 were  $2.9 million, $4.7 million and $83.6 million, respectively.   Intersegment sales for the third quarter of 2008 for North America, Europe and China were $1.7 million, $1.5 million and $34.9 million, respectively, and for the first nine months of 2008 were  $4.9 million, $5.1 million and $98.3 million, respectively.

8. Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of the following:

	Foreign Currency Translation	Pension Adjustment	Accumulated Other Comprehensive Income (Loss)
	(in millions)

Balance December 31, 2008	$25.4	$(25.2)	$0.2
Change in period	(13.2)	0.8	(12.4)
Balance March 29, 2009	12.2	(24.4)	(12.2)
Change in period	24.7	0.8	25.5
Balance June 28, 2009	36.9	(23.6)	13.3
Change in period	24.7	0.8	25.5
Balance September 27, 2009	$61.6	$(22.8)	$38.8

Balance December 31, 2007	$77.2	$(8.5)	$68.7
Change in period	25.1	0.1	25.2
Balance March 30, 2008	102.3	(8.4)	93.9
Change in period	4.3	0.2	4.5
Balance June 29, 2008	106.6	(8.2)	98.4
Change in period	(38.7)	(0.4)	(39.1)
Balance September 28, 2008	$67.9	$(8.6)	$59.3

Accumulated other comprehensive income in the consolidated balance sheets as of September 27, 2009 and September 28, 2008 consists primarily of cumulative translation adjustments and pension related prior service costs and net actuarial loss.  The Company’s total comprehensive income was as follows:

	Third Quarter Ended
	September 27, 2009	September 28, 2008
	(in millions)

Net income attributable to Watts Water Technologies, Inc.	$3.4	$16.7
Foreign currency translation and pension adjustments	25.5	(39.1)
Total comprehensive income (loss) attributable to Watts Water Technologies, Inc.	$28.9	$(22.4)

	Nine Months Ended
	September 27, 2009	September 28, 2008
	(in millions)

Net income attributable to Watts Water Technologies, Inc.	$3.2	$50.2
Foreign currency translation and pension adjustments	38.6	(9.4)
Total comprehensive income attributable to Watts Water Technologies, Inc.	$41.8	$40.8

9. Debt

The Company’s revolving credit facility provides for multi-currency unsecured borrowings and stand-by letters of credit of up to $350.0 million and expires in April 2011. Borrowings outstanding under the revolving credit facility bear interest at a fluctuating rate per annum equal to an applicable percentage equal to (i) in the case of Eurocurrency rate loans, the British Bankers Association LIBOR rate plus an applicable percentage of 0.625%, which is determined by reference to the Company’s consolidated leverage ratio or debt rating, or (ii) in the case of base rate loans and swing line loans, the higher of (a) the federal funds rate plus 0.5% and (b) the rate of interest in effect for such day as announced by Bank of America, N.A. as its “prime rate.” For the first nine months of 2009, the average interest rate under the revolving credit facility for euro-based borrowings was approximately 2.2%. The revolving credit facility includes operational and financial covenants customary for facilities of this type, including, among others, restrictions on additional indebtedness, liens and investments and maintenance of certain leverage ratios. As of September 27, 2009, the Company was in compliance with all covenants related to the revolving credit facility; had $314.4 million of unused and potentially available credit under the revolving credit facility; had no U.S. or euro dollar denominated debt on its revolving credit facility; and had $35.6 million for stand-by letters of credit outstanding on its revolving credit facility.

10. Contingencies and Environmental Remediation

As disclosed in Part I, Item 1, “Business - Product Liability, Environmental and Other Litigation Matters” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the Company is a party to litigation referred to as the “James Jones Litigation.” At a mediation session held with the California Superior Court for Los Angeles County on June 9-10, 2009, the parties to the Armenta case and the City of Banning case (each part of the James Jones litigation) agreed in principle to settle both cases.  The agreement in principle will be effective and binding only upon approval by the governing boards of all of the city, town, county, and water district plaintiffs in the Armenta and Banning cases, and final approval of the settlement by the California Superior Court after a fairness hearing. The fairness hearing is currently scheduled to be held on November 5, 2009.  An agreement in principle also was reached to settle the insurance coverage case.  The settlement of the insurance coverage case will be effective and binding only upon approval of the settlement of the underlying Armenta and Banning cases as described above.  As part of the proposed settlement, the Company has agreed to pay a portion of the total settlement amount.  If the proposed settlement becomes effective and binding in its current form, the Company’s contribution to the settlement would not have a material adverse effect on its consolidated operating results or liquidity.

The Company has received information that employees of CWV made payments to employees of state-owned agencies.  Such payments may violate the Foreign Corrupt Practices Act. The Company is conducting an investigation utilizing outside counsel and voluntarily disclosed this matter to the United States Department of Justice and the Securities and Exchange Commission. The Company cannot predict the outcome of this matter at this time or whether it will have a materially adverse impact on the Company’s financial condition or results of operations.

There have been no other material developments with respect to our contingencies and environmental remediation proceedings during the quarter ended September 27, 2009.

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

The components of net periodic benefit cost are as follows:

	Third Quarter Ended
	September 27, 2009	September 28, 2008
	(in millions)
Service cost—benefits earned	$1.1	$0.9
Interest costs on benefits obligation	1.3	1.2
Expected return on assets	(1.0)	(1.2)
Prior service costs and net actuarial loss amortization	0.8	0.1
Net periodic benefit cost	$2.2	$1.0

	Nine Months Ended
	September 27, 2009	September 28, 2008
	(in millions)
Service cost—benefits earned	$3.3	$2.7
Interest costs on benefits obligation	3.9	3.6
Expected return on assets	(3.0)	(3.6)
Prior service costs and net actuarial loss amortization	2.4	0.3
Net periodic benefit cost	$6.6	$3.0

The information related to the Company’s pension funds cash flow is as follows:

	Nine Months Ended
	September 27, 2009	September 28, 2008
	(in millions)

Employer contributions	$4.8	$3.3

The Company expects to contribute approximately $1.5 million for the remainder of 2009.

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

We are a leading supplier of products for use in the water quality, water safety, water flow control and water conservation markets in both North America and Europe with a presence in China. For over 130 years, we have designed and manufactured products that promote the comfort and safety of people and the quality and conservation of water used in commercial and residential applications. We earn revenue and income almost exclusively from the sale of our products. Our principal product lines include:

•      water quality products, including backflow preventers and check valves for preventing reverse flow within water lines and fire  protection systems and point-of-use and point-of-entry water filtration and reverse osmosis systems for both commercial and residential applications;

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

Our business is reported in three geographic segments: North America, Europe and China. We distribute our products through three primary distribution channels: wholesale, do-it-yourself (DIY) and original equipment manufacturers (OEMs). Interest rates have an indirect effect on the demand for our products due to the effect such rates have on the number of new residential and commercial construction starts and remodeling projects. All three of these activities have an impact on our levels of sales and earnings. An additional factor that has had an effect on our sales and operating income is fluctuation in foreign currencies, as a portion of our sales and certain portions of our costs, assets and liabilities are denominated in currencies other than the U.S. dollar.

Our sales in the first nine months continued to be affected by downward pressure from a weak U.S. commercial construction marketplace. In addition, U.S. residential construction activity is at historically low levels. We continued to see marked reductions in European sales as the European economy has migrated into a recession. Presently, we believe sales in 2009 will continue to trend down when compared to 2008 as a result of the recessionary pressures. Plant under-absorption and negative foreign currency movements affected operating results in the first nine months of 2009. Plant under-absorption costs were partially offset by our cost saving initiatives. Foreign currency movements, mainly related to the strengthening of the U.S. dollar against the euro and Canadian dollar, negatively impacted the third quarter and first nine months of 2009 diluted earnings per share by $0.01 and $0.07, respectively, compared to the comparable periods of 2008. Additionally, the credit market crisis continues to create concerns for our performance in 2009.  In response to these concerns, we took numerous steps to ensure we remain on a firm fiscal platform.  In the latter half of 2008, we announced a reduction of the United States workforce, implemented a nine-month salary freeze in North America and initiated a review of discretionary spending in order to reduce operating expenses. In 2009, we have expanded our cost savings programs on a worldwide basis. We have initiated salary reductions, worker furloughs and other cost reductions in an effort to leverage our costs against anticipated lower sales volumes. Additionally, in February 2009, we expanded our restructuring program to consolidate our manufacturing footprint in North America and China. Savings from this program will not be realized until 2010. Lastly, we are continuing our implementation of lean manufacturing and Six Sigma disciplines to partially offset negative pressures on operating income.

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

We require substantial amounts of raw materials to produce our products, including bronze, brass, cast iron, steel and plastic, and substantially all of the raw materials we require are purchased from outside sources.  The commodity markets have experienced tremendous volatility over the past several years, particularly copper. The market prices of many commodities decreased during the latter half of 2008, but increased during the first nine months of 2009.  Bronze and brass are copper-based alloys. The spot price of copper during the third quarter and first nine months of 2009 increased approximately 16.8% and 105.0%, respectively. We typically carry several months of inventory on-hand primarily due to the significant extent of our international sourcing.

Historically, a risk we face is our ability to deal effectively with increases in raw material costs. We manage this risk by monitoring related market prices, working with our suppliers to achieve the maximum level of stability in their costs and related pricing, seeking alternative supply sources when necessary, implementing cost reduction programs and passing increases in costs on to our customers.  During 2008, we entered into a series of copper swaps to fix the price per pound of copper through September 2009 for a small portion of our copper consumption.  These financial instruments are classified as economic hedges, as more fully explained in Note 4 of notes to consolidated financial statements.   For the period ended September 27, 2009, the change in fair market value associated with these copper swaps recorded in other income was immaterial.

Another risk we face in all areas of our business is competition. We consider brand preference, engineering specifications, code requirements, price, technological expertise, delivery times and breadth of product offerings to be the primary competitive factors. As mentioned previously, we believe that the product development, product testing capability and investment in plant and equipment needed to manufacture products in compliance with code requirements represent a barrier to entry for competitors. We are committed to maintaining our capital equipment at a level consistent with current technologies, and thus we expect to spend approximately $24.0 million in 2009.

During the quarter ended September 27, 2009, we committed to a plan to dispose of our Watts Valve (Changsha) Co., Ltd. (CWV) subsidiary. During the quarter ended June 28, 2009, we liquidated our TEAM Precision Pipework, Ltd. (TEAM) subsidiary through an administration process under the United Kingdom law, as more fully described in Note 3 of notes to consolidated financial statements. We classified CWV and TEAM’s results of operations and any related losses as discontinued operations for all periods presented.

Results of Operations

Third Quarter Ended September 27, 2009 Compared to Third Quarter Ended September 28, 2008

Net Sales.  Our business is reported in three geographic segments: North America, Europe and China. Our net sales in each of these segments for each of the third quarters of 2009 and 2008 were as follows:

	Third Quarter Ended September 27, 2009		Third Quarter Ended September 28, 2008			% Change to Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales
	(dollars in millions)
North America	$182.6	60.1%	$218.5	58.7%	$(35.9)	(9.6)%
Europe	116.4	38.3	144.6	38.9	(28.2)	(7.6)
China	4.8	1.6	8.9	2.4	(4.1)	(1.1)
Total	$303.8	100%	$372.0	100%	$(68.2)	(18.3)%

The decrease in net sales in each of the three geographic segments is attributable to the following:

					Change As a % of Consolidated Net Sales				Change As a % of Segment Net Sales
	North America	Europe	China	Total	North America	Europe	China	Total	North America	Europe	China
	(dollars in millions)
Organic	$(34.8)	$(24.2)	$(2.1)	$(61.1)	(9.3)%	(6.5)%	(0.6)%	(16.4)%	(15.9)%	(16.7)%	(23.6)%
Foreign exchange	(1.1)	(4.0)	—	(5.1)	(0.3)	(1.1)	—	(1.4)	(0.5)	(2.8)	—
Disposal	—	—	(2.0)	(2.0)	—	—	(0.5)	(0.5)	—	—	(22.5)
Total	$(35.9)	$(28.2)	$(4.1)	$(68.2)	(9.6)%	(7.6)%	(1.1)%	(18.3)%	(16.4)%	(19.5)%	(46.1)%

The organic decline in net sales in North America was primarily due to decreased unit sales of our plumbing and heating, backflow and gas connector product lines. Organic sales into the North American wholesale market in the third quarter of 2009 declined by 21.1% compared to the third quarter of 2008. This was primarily due to decreased unit sales across most of our product lines. Organic sales into the North American DIY market in the third quarter of 2009 increased 6.6% compared to the third quarter of 2008 primarily from increased product volume from new product introductions and market share gains.

Organic net sales declined in Europe primarily due to decreased sales in European wholesale and OEM markets. Our sales into the European wholesale market in the third quarter of 2009 decreased by 10.6% and our sales into the European OEM market decreased by 26.1% compared to the third quarter of 2008. Most major channels and regions experienced market declines, including wholesale, OEM and the drainage markets.

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

Gross Profit. Gross profit and gross profit as a percent of net sales (gross margin) for the third quarters of 2009 and 2008 were as follows:

	Third Quarter Ended
	September 27, 2009	September 28, 2008
	(dollars in millions)
Gross profit	$109.4	$122.4
Gross margin	36.0%	32.9%

Gross margin increased 310 basis points in the third quarter of 2009 compared to the third quarter of 2008. All segments had improved margins primarily due to decreased costs of raw materials coupled with stable pricing and cost savings initiatives offset partially by plant under absorption issues. Margins also increased due to fewer Blücher acquisition-related charges in 2009 than 2008.  Our China segment’s gross margin increased as a result of operational improvements at one of our more significant facilities and the divestiture of TWT.

Selling, General and Administrative Expenses.  Selling, General and Administrative, or SG&A, expenses for the third quarter of 2009 decreased $12.6 million, or 13.8%, compared to the third quarter of 2008.  The decrease in SG&A expenses was attributable to the following:

	(in millions)	% Change

Organic	$(10.1)	(11.1)%
Foreign exchange	(1.2)	(1.3)
Disposal	(1.3)	(1.4)
Total	$(12.6)	(13.8)%

The organic decrease in SG&A expenses was primarily due to decreased variable selling expenses due to lower sales and various cost savings measures including salary rollbacks, worker furloughs and discretionary spending reductions, partially offset by increased legal costs.  The decrease in SG&A expenses from foreign exchange was primarily due to the depreciation of the euro against the U.S. dollar.  The reduction due to the disposal relates to the sale of TWT. Total SG&A expenses, as a percentage of sales, were 25.9% in the third quarter of 2009 compared to 24.6% in the third quarter of 2008.

Restructuring and Other Charges. In the third quarter of 2009, we recorded a net charge of $6.3 million including $5.8 million for asset write-downs and $1.6 million for severance and other costs incurred as part of our previously announced footprint reduction and restructuring programs, as compared to $0.8 million for the third quarter of 2008.  Included in the 2009 restructuring and other charges is a $1.1 million gain from the 2008 disposition of TWT.  The gain was deferred until all legal and regulatory matters in China were resolved.  For a more detailed description of our current restructuring plans see Note 5 of notes to consolidated financial statements.

Operating Income.  Operating income (loss) by geographic segment for the third quarters of 2009 and 2008 was as follows:

	Third Quarter Ended			% Change to Consolidated
	September 27, 2009	September 28, 2008	Change	Operating Income
	(dollars in millions)

North America	$22.3	$23.4	$(1.1)	(3.6)%
Europe	14.9	16.6	(1.7)	(5.6)
China	(4.5)	(3.1)	(1.4)	(4.7)
Corporate	(8.4)	(6.7)	(1.7)	(5.6)
Total	$24.3	$30.2	$(5.9)	(19.5)%

The increase (decrease) in operating income (loss) is attributable to the following:

						Change					Change
						As a % of Consolidated Operating Income					As a % of Segment Operating Income
	North America	Europe	China	Corp.	Total	North America	Europe	China	Corp.	Total	North America	Europe	China	Corp.
	(dollars in millions)
Organic	$(0.7)	$(1.0)	$2.1	$(1.7)	$(1.3)	(2.3)%	(3.3)%	6.9%	(5.6)%	(4.3)%	(3.0)%	(6.0)%	67.7%	(25.4)%
Foreign exchange	(0.1)	(0.4)	—	—	(0.5)	(0.3)	(1.3)	—	—	(1.6)	(0.4)	(2.4)	—	—
Disposal	—	—	1.4	—	1.4	—	—	4.6	—	4.6	—	—	45.2	—
Restructuring/other	(0.3)	(0.3)	(4.9)	—	(5.5)	(1.0)	(1.0)	(16.2)	—	(18.2)	(1.3)	(1.8)	(158.1)	—
Total	$(1.1)	$(1.7)	$(1.4)	$(1.7)	$(5.9)	(3.6)%	(5.6)%	(4.7)%	(5.6)%	(19.5)%	(4.7)%	(10.2)%	(45.2)%	(25.4)%

The decrease in consolidated organic operating income was due primarily to recessionary unit volume sales declines.  This was partially offset by stronger gross margins due to temporary declines in raw material costs and reduced acquisition charges as compared to prior years. Also, reductions in variable SG&A expenses such as commissions and shipping costs and cost savings derived from various cost reduction programs also helped operating margin expansion.  Corporate costs increased due to higher legal and pension costs. China’s improved organic operating profit was due to operational improvements at one of our more significant facilities. China’s operating profit from disposal was due to the divestiture of TWT.

Interest Income. Interest income decreased $0.5 million, or 62.5%, in the third quarter of 2009 compared to the third quarter of 2008.  This decrease was primarily a result of lower market interest rates.

Interest Expense.  Interest expense decreased $1.1 million, or 16.7%, for the third quarter of 2009 compared to the third quarter of 2008, primarily due to lower borrowings on the revolving credit facility and a decrease in the average variable rates charged on the revolving credit facility.

Other (Income) Expense.  Other expense decreased $1.3 million for the third quarter of 2009 compared to the third quarter of 2008, primarily because foreign currency transactions resulted in gains in 2009, while in 2008 losses were realized.

Income Taxes.   Our effective rate for continuing operations increased to 40.9% in the third quarter of 2009, from 30.9% for the third quarter of 2008.  In China, we recorded an impairment charge in the third quarter of 2009 relating primarily to a manufacturing facility with no corresponding tax benefit.  In Europe, the release of an accrual in the third quarter of 2008 drove the rate down which did not recur in 2009.

Net Income From Continuing Operations attributable to Watts Water Technologies, Inc.  Net income from continuing operations attributable to Watts Water Technologies, Inc. for the third quarter of 2009 was $11.6 million, or $0.31 per common share, compared to $16.3 million, or $0.44 per common share, for the third quarter of 2008. Results for the third quarter of 2009 include an after-tax charge of $5.8 million, or $0.16 per share, for restructuring charges related primarily to asset write downs, compared to an after-tax charge of $0.6 million, or $0.02 per share, for the third quarter of 2008. The depreciation of the euro and Canadian dollar against the U.S. dollar resulted in a negative impact on our operations of $0.01 per common share for the third quarter of 2009 compared to the comparable period last year. We cannot predict whether the euro, Canadian dollar or Chinese yuan will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net income.

Loss From Discontinued Operations.  The loss from discontinued operations was primarily attributable to the write down of the net assets and loss from operations of CWV as described in Note 3 of notes to consolidated financial statements.

Nine Months Ended September 27, 2009 Compared to Nine Months Ended September 28, 2008

Net Sales.  Our business is reported in three geographic segments: North America, Europe and China. Our net sales in each of these segments for each of the nine months of 2009 and 2008 were as follows:

	Nine Months Ended September 27, 2009		Nine Months Ended September 28, 2008			% Change to Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales
	(dollars in millions)
North America	$554.5	61.4%	$664.5	61.0%	$(110.0)	(10.1)%
Europe	333.7	37.0	398.1	36.5	(64.4)	(5.9)
China	14.5	1.6	27.2	2.5	(12.7)	(1.2)
Total	$902.7	100%	$1,089.8	100%	$(187.1)	(17.2)%

The increase (decrease) in net sales in each of the three geographic segments is attributable to the following:

					Change As a % of Consolidated Net Sales				Change As a % of Segment Net Sales
	North America	Europe	China	Total	North America	Europe	China	Total	North America	Europe	China
	(dollars in millions)
Organic	$(103.3)	$(60.7)	$(6.2)	$(170.2)	(9.5)%	(5.5)%	(0.6)%	(15.6)%	(15.6)%	(15.2)%	(22.8)%
Foreign exchange	(6.7)	(31.2)	0.3	(37.6)	(0.6)	(2.9)	—	(3.5)	(1.0)	(7.8)	1.1
Acquisition	—	27.5	—	27.5	—	2.5	—	2.5	—	6.9	—
Disposal	—	—	(6.8)	(6.8)	—	—	(0.6)	(0.6)	—	—	(25.0)
Total	$(110.0)	$(64.4)	$(12.7)	$(187.1)	(10.1)%	(5.9)%	(1.2)%	(17.2)%	(16.6)%	(16.1)%	(46.7)%

The organic decline in net sales in North America was primarily due to decreased unit sales of our plumbing and heating, backflow and gas connector product lines. Organic sales into the North American wholesale market in the first nine months of 2009 declined by 19.6% compared to the first nine months of 2008. This was primarily due to decreased unit sales across most of our product lines. Organic sales into the North American DIY market in the first nine months of 2009 increased 1.2% compared to the first nine months of 2008 primarily due to incremental product line penetration at certain retail customers and selected market share gains.

Organic net sales declined in Europe primarily due to decreased sales in the European wholesale and OEM markets. Our sales into the European wholesale market in the first nine months of 2009 decreased by 8.7% and our sales into the European OEM market decreased by 22.7% compared to the first nine months of 2008 primarily due to the markets in Germany being soft. Export sales to Eastern Europe were particularly weak. Acquired sales growth in Europe was due to the inclusion of Blücher, which was acquired on May 30, 2008.

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

Gross Profit. Gross profit and gross profit as a percent of net sales (gross margin) for the first nine months of 2009 and 2008 were as follows:

	Nine Months Ended
	September 27, 2009	September 28, 2008
	(dollars in millions)
Gross profit	$315.6	$365.1
Gross margin	35.0%	33.5%

Gross margin increased by 150 basis points in the first nine months of 2009 compared to the first nine months of 2008 primarily due to lower raw material costs and fewer acquisition charges. The European margin increased for the first nine months of 2009 primarily due to the inclusion of higher margin Blücher sales and to cost saving measures, offset partially by plant under absorption. Our China segment’s gross margin increased as a result of operational improvements at one of our more significant facilities and the divestiture of TWT.  The North American margin remained relatively flat for the first nine months of 2009 when compared to the same period last year due to plant under absorption primarily due to recessionary unit volume sales declines, offsetting lower raw material costs and cost savings initiatives.

Selling, General and Administrative Expenses.  SG&A expenses for the first nine months of 2009 decreased $33.3 million, or 12.2%, compared to the first nine months of 2008.  The decrease in SG&A expenses was attributable to the following:

	(in millions)	% Change

Organic	$(29.3)	(10.7)%
Foreign exchange	(8.1)	(3.0)
Acquisition	9.0	3.3
Disposal	(4.9)	(1.8)
Total	$(33.3)	(12.2)%

The organic decrease in SG&A expenses was primarily due to decreased variable selling expenses due to lower shipments, various cost savings measures, the net settlement of two lawsuits and lower product liability costs, partially offset by increased pension expense.  The decrease in SG&A expenses from foreign exchange was primarily due to the depreciation of the euro against the U.S. dollar.  The increase in SG&A expenses from acquisitions was due to the inclusion of Blücher. The reduction due to the disposal relates to the sale of TWT. Total SG&A expenses, as a percentage of sales, were 26.4% in the first nine months of 2009 compared to 25.0% in the first nine months of 2008.

Restructuring and Other Charges. In the first nine months of 2009, we recorded a net charge of $8.6 million primarily for asset impairments, severance and relocation costs in North America, Europe and China.  Included in the 2009 restructuring and other charges is a $1.1 million gain from the 2008 disposition of TWT.  The gain was deferred until all legal and regulatory matters in China were resolved.  In the first nine months of 2008, we recorded $2.8 million for severance and relocation costs in North America and China. For a more detailed description of our current restructuring plans see Note 5 of notes to consolidated financial statements.

Operating Income.  Operating income (loss) by geographic segment for the first nine months of 2009 and 2008 was as follows:

	Nine Months Ended			% Change to Consolidated
	September 27, 2009	September 28, 2008	Change	Operating Income
	(dollars in millions)

North America	$55.9	$71.5	$(15.6)	(17.3)%
Europe	36.8	48.1	(11.3)	(12.5)
China	(3.7)	(8.0)	4.3	4.7
Corporate	(20.7)	(21.3)	0.6	0.7
Total	$68.3	$90.3	$(22.0)	(24.4)%

The increase (decrease) in operating income (loss) is attributable to the following:

						Change					Change
						As a % of Consolidated Operating Income					As a % of Segment Operating Income
	North America	Europe	China	Corp.	Total	North America	Europe	China	Corp.	Total	North America	Europe	China	Corp.
	(dollars in millions)
Organic	$(14.5)	$(9.0)	$3.1	$0.6	$(19.8)	(16.1)%	(10.0)%	3.4%	0.7%	(22.0)%	(20.3)%	(18.7)%	38.8%	2.8%
Foreign exchange	(1.1)	(3.3)	—	—	(4.4)	(1.2)	(3.6)	—	—	(4.8)	(1.5)	(6.9)	—	—
Acquisition	—	2.4	—	—	2.4	—	2.7	—	—	2.7	—	5.0	—	—
Disposal	—	—	5.6	—	5.6	—	—	6.2	—	6.2	—	—	70.0	—
Restructuring/other	—	(1.4)	(4.4)	—	(5.8)	—	(1.6)	(4.9)	—	(6.5)	—	(2.9)	(55.0)	—
Total	$(15.6)	$(11.3)	$4.3	$0.6	$(22.0)	(17.3)%	(12.5)%	4.7%	0.7%	(24.4)%	(21.8)%	(23.5)%	53.8%	2.8%

The decrease in consolidated organic operating income was due primarily to capacity underutilization caused by recessionary unit volume sales declines partially offset by stronger gross margins from lower raw material costs and from reductions in variable SG&A expenses such as commissions and shipping costs and from cost savings derived from various cost reduction programs.  Corporate costs decreased as the result of the settlement of a lawsuit. The Blücher acquisition accounts for the net increase in operating profits from acquisitions.  China’s improved organic operating profit was due to operational improvements at one of our more significant facilities.  China’s operating profit from disposal was due to the divestiture of TWT.

Interest Income. Interest income decreased $3.6 million, or 81.8%, in the first nine months of 2009 compared to the first nine months of 2008.  This decrease was primarily a result of lower funds available for investing combined with lower market interest rates.  Through May 2008, the Company had funds on hand remaining from a debt offering in 2007.  These funds were used in late May 2008 to complete the acquisition of Blücher.

Interest Expense.  Interest expense decreased $3.2 million, or 16.0%, for the first nine months of 2009 compared to the first nine months of 2008, primarily due to a decrease in the average variable rates charged on the revolving credit facility and to a reduction in the amounts outstanding under the revolving credit facility.

Other (Income) Expense.  Other expense decreased $5.5 million for the first nine months of 2009 compared to the first nine months of 2008, primarily because foreign currency transactions resulted in gains in 2009, while in 2008 losses were realized.

Income Taxes.  Our effective rate for continuing operations increased to 42.1% from 32.2% for the nine months ended September 30, 2009 and September 30, 2008, respectively.  The increase was primarily due to the recognition of a charge for previously realized tax benefits, which are expected to be recaptured as a result of our decision to restructure our operations.  Additionally, an impairment charge incurred in China increased the rate as no tax benefit was recognized on the loss.

Net Income From Continuing Operations attributable to Watts Water Technologies, Inc.  Net income from continuing operations attributable to Watts Water Technologies, Inc. for the first nine months of 2009 was $30.9 million, or $0.83 per common share, compared to $48.9 million, or $1.32 per common share, for the first nine months of 2008. Results for the first nine months of 2009 include an after-tax charge of $11.3 million, or $0.31 per share, which includes $5.3 million of restructuring charges related to ad-hoc restructuring initiatives and previously announced restructuring programs and $6.0 million for asset impairment charges, compared to an after-tax charge of $2.1 million, or $0.06 per share, for the first nine months of 2008. The increase in restructuring and other charges was primarily due to an asset impairment of $5.5 million, or $0.15 per share, and a tax charge of $3.9 million, or $0.11 per share, relating to previously realized tax benefits, which are expected to be recaptured as a result of our decision to restructure our operations. The depreciation of the euro and Canadian dollar against the U.S. dollar resulted in a negative impact on our operations of $0.07 per common share for the first nine months of 2009 compared to the comparable period last year. We cannot predict whether the euro, Canadian dollar or Chinese yuan will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net income.

Loss From Discontinued Operations.  The loss from discontinued operations was primarily attributable the deconsolidation of TEAM and the write down of the net assets and loss from operations of CWV as described in Note 3 of notes to consolidated financial statements and partially to legal fees associated with the James Jones Litigation, as described in Part I, Item 1, “Business-Product Liability, Environmental and Other Litigation Matters” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Liquidity and Capital Resources

We generated $147.8 million of cash from operating activities in the first nine months of 2009 as compared to $90.4 million of cash in the first nine months of 2008. We generated approximately $132.5 million of free cash flow (a non-GAAP financial measure, which we reconcile below, defined as net cash provided by continuing operating activities minus capital expenditures plus proceeds from sale of assets), which compares favorably to free cash flow of $70.2 million in the first nine months of 2008.  Free cash flow as a percentage of income from continuing operations was 429% in the first nine months of 2009 as compared to 144% in the first nine months of 2008 primarily due to temporary decreases in commodity costs, better working capital management and careful monitoring of our capital spending.

We used $13.1 million of net cash from investing activities for the first nine months of 2009 primarily for purchases of capital equipment.  For the remainder of fiscal year 2009, we expect to invest approximately $8.3 million for manufacturing machinery and equipment as part of our ongoing commitment to improve our manufacturing capabilities. We received $1.1 million of cash for a purchase price settlement related to a prior-year acquisition.  We paid $0.3 million for earn-out payments related to an acquisition from prior years.

As of September 27, 2009, we held $5.3 million in investments with an auction reset feature, or auction rate securities (ARS), with a total par value of $6.6 million. At the time of purchase, all the auction rate securities carried an AAA credit rating.  These auction rate securities are all long-term debt obligations secured by municipal bonds and student loans.

Liquidity for these ARS is typically provided by an auction process, which allows holders to sell their notes, and resets the applicable interest rate at pre-determined intervals, usually every 7 to 35 days. Each of the auction rate securities in our investment portfolio as of September 27, 2009 has experienced failed auctions. There is no assurance that future auctions for these securities will succeed. During the fourth quarter of 2008, the Company and its investment advisor elected to participate in a settlement offer by UBS AG (UBS).   Under the terms of the settlement, the Company through its investment advisor were issued rights by UBS.  Each right entitles the holder to sell the underlying ARS at par to UBS at any time during the period June 30, 2010, through July 2, 2012. UBS could elect at anytime from the settlement date through July 2, 2012 to purchase the ARS, in which case UBS would be required to pay par value for the ARS.   We have classified the investment in ARS and the UBS rights as short-term investments as we intend to exercise our right to put the ARS on UBS at par on the earliest date possible.

We used $72.8 million of net cash from financing activities for the first nine months of 2009. This was primarily due to payments of debt and dividend payments.

Our $350.0 million revolving credit facility with a syndicate of banks is being used to support our acquisition program, working capital requirements and for general corporate purposes. Outstanding indebtedness under the revolving credit facility bears interest at a rate determined by the type of loan plus an applicable margin determined by our debt rating, depending on the applicable base rate and our bond rating. For the first nine months of 2009, the average interest rate under the revolving credit facility for euro-based borrowings was approximately 2.2%. There were no U.S. dollar or euro-based borrowings at September 27, 2009. The revolving credit facility includes operational and financial covenants customary for facilities of this type, including, among others, restrictions on additional indebtedness, liens and investments and maintenance of certain leverage ratios. As of September 27, 2009, we were in compliance with all covenants related to the revolving credit facility, had $314.4 million of unused and potentially available credit under the revolving credit facility and $35.6 million for stand-by letters of credit outstanding on our revolving credit facility.

Working capital (defined as current assets less current liabilities) as of September 27, 2009 was $468.8 million compared to $504.7 million as of December 31, 2008. This decrease was primarily due to a decrease in inventory and accounts receivable partially offset by the classification of our $50 million principal due on our 4.87% senior notes in May 2010 from long-term to short-term debt and a decrease in accounts payable. Cash and cash equivalents increased to $233.3 million as of September 27, 2009 compared to $165.6 million as of December 31, 2008.  The ratio of current assets to current liabilities was 2.4 to 1 as of September 27, 2009 compared to 2.7 to 1 as of December 31, 2008.

We anticipate that available funds from current operations, existing cash and other sources of liquidity will be sufficient to meet current operating requirements and anticipated capital expenditures for at least the next 12 months. We believe that our contribution to the proposed settlement associated with the James Jones Litigation as more fully discussed in Part II, “Other Information,” Item 1, “Legal Proceedings,” will not have a material adverse effect on our liquidity.  We also anticipate that available funds will be sufficient to meet the $50 million principal due on our 4.87% senior notes in May 2010.  However, we may have to consider external sources of financing for any large future acquisitions.

Our contractual obligations as of September 27, 2009 are presented in the following table:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Long-term debt obligations, including current maturities (a)	$355.4	$50.9	$1.4	$76.6	$226.5
Operating lease obligations	28.8	5.4	10.4	6.6	6.4
Capital lease obligations (a)	14.4	1.4	2.6	2.9	7.5
Pension contributions	19.5	8.0	6.1	3.2	2.2
Interest (b)	114.8	10.3	37.0	33.4	34.1
Other (c)	28.8	25.0	1.6	1.4	0.8

Total	$561.7	$101.0	$59.1	$124.1	$277.5

(a)          as recognized in the consolidated balance sheet

(b)         assumes no borrowings against the revolving credit facility

(c)          includes commodity and capital expenditure commitments and other benefits at September 27, 2009

We maintain letters of credit that guarantee our performance or payment to third parties in accordance with specified terms and conditions. Amounts outstanding were approximately $37.5 million as of September 27, 2009 and $39.3 million as of December 31, 2008. Our letters of credit are primarily associated with insurance coverage, and to a lesser extent, foreign purchases and generally expire within one year of issuance. These instruments may exist or expire without being drawn down, therefore they do not necessarily represent future cash flow obligations.

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

A reconciliation of net cash provided by continuing operating activities to free cash flow is provided below:

	Nine Months Ended
	September 27, 2009	September 28, 2008
	(in millions)
Net cash provided by continuing operating activities	$147.8	$90.4
Less: additions to property, plant, and equipment	(15.7)	(20.7)
Plus: proceeds from the sale of property, plant, and equipment	0.4	0.5
Free cash flow	$132.5	$70.2

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

Application of Critical Accounting Policies and Key Estimates

The preparation of our consolidated financial statements in accordance with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported. A critical accounting estimate is an assumption about highly uncertain matters and could have a material effect on the consolidated financial statements if another, also reasonable, amount were used, or, a change in the estimate is reasonably likely from period to period. We base our assumptions on historical experience and on other estimates that we believe are reasonable under the circumstances. Actual results could differ significantly from these estimates.  There were no changes in accounting policies or significant changes in accounting estimates during the first nine months of 2009.

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

Goodwill and other intangibles

Goodwill and intangible assets with indefinite lives are tested annually for impairment. We use our judgment in assessing whether assets may have become impaired between annual impairment tests. Due to the current economic conditions as well as other business factors, we concluded that the goodwill of our Water Quality reporting unit was impaired on October 26, 2008, the time of our latest annual review. We recorded a charge of $22.0 million in the fourth quarter of 2008.  We perform our annual test for indicators of goodwill and non-amortizable intangible assets impairment in the fourth quarter of our fiscal year or sooner if indicators of impairment exist.

Intangible assets such as purchased technology are generally recorded in connection with a business acquisition. Values assigned to intangible assets are determined by an independent valuation firm based on our estimates and judgments regarding expectations of the success and life cycle of products and technology acquired.

We use a discounted cash flow method to determine the fair value of each reporting unit. As of September 27, 2009,we had seven reporting units. The discounted cash flow model includes a number of estimates of future cash flows.  We develop our assumptions based on our historical results including sales growth, operating profits, working capital levels and tax rates.  In our 2008 testing, we also incorporated assumptions regarding the current economic environment, including expectations regarding when the recession would end and at what point we would see orders return to historical levels.

We believe that the discounted cash flow model is sensitive to the selected discount rate.  We use third-party valuation specialists to help develop appropriate discount rates for each reporting unit.  We use standard valuation practices to arrive at a weighted average cost of capital based on the market and guideline public companies.  The higher the discount rate, the lower the discounted cash flows.  While we believe that our estimates of future cash flows are reasonable, different assumptions could significantly affect our valuations and result in impairments in the future.

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

Legal contingencies

We are a defendant in numerous legal matters including those involving environmental law and product liability as discussed in more detail in Part I, Item 1, “ Business - Product Liability, Environmental and Other Litigation Matters,” of our Annual Report on Form 10-K for the year ended December 31, 2008.  As required by GAAP, we determine whether an estimated loss from a loss contingency should be accrued by assessing whether a loss is deemed probable and the loss amount can be reasonably estimated, net of any applicable insurance proceeds. Estimates of potential outcomes of these contingencies are developed in consultation with outside counsel. While this assessment is based upon all available information, litigation is inherently uncertain and the actual liability to fully resolve this litigation cannot be predicted with any assurance of accuracy. Final resolution of these matters could possibly result in significant effects on our results of operations, cash flows and financial position.

Pension benefits

We account for our pension plans in accordance with GAAP, which involves recording a liability or asset based on the projected benefit obligation and the fair value of plan assets. Assumptions are made regarding the valuation of benefit obligations and the performance of plan assets. The primary assumptions are as follows:

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

We recognize deferred taxes for the expected future consequences of events that have been reflected in the consolidated financial statements. Deferred tax assets and liabilities are determined based on differences between the book values and tax bases of particular assets and liabilities, using tax rates in effect for the years in which the differences are expected to reverse.  A valuation allowance is provided to offset any net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  We consider estimated future taxable income and ongoing prudent tax planning strategies in assessing the need for a valuation allowance.

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

Our foreign subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials and are denominated in European currencies or the U.S. or Canadian dollar. We use foreign currency forward exchange contracts to manage the risk related to intercompany purchases that occur during the course of a year and certain open foreign currency denominated commitments to sell products to third parties. For the first nine months of 2009, the amounts recorded in other (income) expense for the change in the fair value of such contracts was $1.2 million of expense.

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

We used a discounted cash flow model for determining the value of the ARS and the UBS rights.  As there is no active market for the ARS and the rights are non-transferable, we believe that the discounted cash flow model gives the best estimate of fair value at September 27, 2009.  The model includes assumptions that are more fully explained in Note 16 of notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008.  The most sensitive of these assumptions is the illiquidity spread.  We engaged valuation specialists to develop the models.  The illiquidity spread increases the discount rate, thereby decreasing the estimated fair value.  To value the rights issued by UBS, we used a discounted cash flow model to estimate the fair value of the ARS with the rights.  The value of the rights was determined by looking at the difference between the ARS as determined compared to the ARS with the rights.    While we believe the assumptions used are consistent with the current market view on the ARS and are reasonable, different assumptions could significantly affect our valuation of ARS.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended September 27, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  In connection with these rules, we will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Part II.  OTHER INFORMATION

Item l.   Legal Proceedings

As disclosed in Part I, Item 1, “Business - Product Liability, Environmental and Other Litigation Matters” of our Annual Report on Form 10-K for the year ended December 31, 2008, we are a party to litigation referred to as the “James Jones Litigation.” At a mediation session held with the California Superior Court for Los Angeles County on June 9-10, 2009, the parties to the Armenta case and the City of Banning case (each part of the James Jones Litigation) agreed in principle to settle both cases.  The agreement in principle will be effective and binding only upon approval by the governing boards of all of the city, town, county, and water district plaintiffs in the Armenta and Banning cases, and final approval of the settlement by the California Superior Court after a fairness hearing.  The fairness hearing is currently scheduled to be held on November 5, 2009. An agreement in principle also was reached to settle the insurance coverage case.  The settlement of the insurance coverage case will be effective and binding only upon approval of the settlement of the underlying Armenta and Banning cases as described above.  As part of the proposed settlement, we have agreed to pay a portion of the total settlement amount.  If the proposed settlement becomes effective and binding in its current form, our contribution to the settlement would not have a material adverse effect on our consolidated operating results or liquidity.

We have received information that employees of CWV made payments to employees of state-owned agencies.  Such payments may violate the Foreign Corrupt Practices Act. We are conducting an investigation utilizing outside counsel and voluntarily disclosed this matter to the United States Department of Justice and the Securities and Exchange Commission. We cannot predict the outcome of this matter at this time or whether it will have a materially adverse impact on our financial condition or results of operations.

There have been no other material developments with respect to our contingencies and environmental remediation proceedings during the quarter ended September 27, 2009.

Item 1A.  Risk Factors

This report may include statements that are not historical facts and are considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements reflect Watts Water Technologies’ current views about future results of operations and other forward-looking information.  In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will” and “would” or similar words. You should not rely on forward-looking statements because Watts’ actual results may differ materially from those indicated by these forward-looking statements as a result of a number of important factors.  These factors include, but are not limited to, the following:  the current economic and financial crisis, which can affect levels of housing starts and remodeling, affecting the markets where the Company’s products are sold, manufactured, or marketed; shortages in and pricing of raw materials and supplies; loss of market share through competition; introduction of competing products by other companies; pressure on prices from competitors, suppliers, and/or customers; changes in variable interest rates on Company borrowings; identification and disclosure of material weaknesses in our internal control over financial reporting; failure to expand our markets through acquisitions; failure or delay in developing new products; lack of acceptance of new products; failure to manufacture products that meet required performance and safety standards; foreign exchange rate fluctuations; cyclicality of industries, such as plumbing and heating wholesalers and home improvement retailers, in which the Company markets certain of its products; environmental compliance costs; product liability risks; the results and timing of the Company’s manufacturing restructuring plan; changes in the status of current litigation, including the James Jones Litigation; and other risks and uncertainties discussed under the heading “Item 1A. Risk Factors” in the Watts Water Technologies, Inc. Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities Exchange Commission, and in other reports we file from time to time with the Securities and Exchange Commission.

The risk factor immediately following has been added to provide additional disclosure relating to our ongoing investigation at CWV:

We are investigating potential violations of the Foreign Corrupt Practices Act, and the results of this investigation could have a material adverse effect on our business prospects, operations, financial condition and cash flow.

As previously disclosed, we have received information that employees of CWV made payments to employees of state-owned agencies.  Such payments may violate the Foreign Corrupt Practices Act, or FCPA. We are conducting an investigation utilizing outside counsel and voluntarily disclosed this matter to the United States Department of Justice and the Securities and Exchange Commission.  If violations are found, we may be subject to criminal and/or civil sanctions, including substantial fines.  Negotiated dispositions of these types of violations also often result in an acknowledgement of wrongdoing by the entity and the appointment of a monitor on terms agreed upon with the Department of Justice and the Securities and Exchange Commission to review and monitor current and future business practices with the goal of assuring future FCPA compliance.  The amount of any fines or monetary penalties which could be assessed would depend on, among other factors, findings regarding the amount, timing, nature and scope of any improper payments, whether any such payments were authorized by or made with knowledge of Watts or its affiliates, the amount of gross pecuniary gain or loss involved, and the level of cooperation provided to the government authorities during the investigation.  Any determination that we have violated the FCPA could result in sanctions that could have a material adverse effect on our business prospects, operations, financial condition and cash flow

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We satisfy the minimum withholding tax obligation due upon the vesting of shares of restricted stock and the conversion of restricted stock units into shares of Class A Common Stock by automatically withholding from the shares being issued a number of shares with an aggregate fair market value on the date of such vesting or conversion that would satisfy the withholding amount due.

The following table includes information with respect to shares of our Class A Common Stock withheld to satisfy withholding tax obligations during the three-month period ended September 27, 2009.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
June 29, 2009 – July 26, 2009	—	—	—	—
July 27, 2009 – August 23, 2009	14,047	$26.92	—	—
August 24, 2009 – September 27, 2009	—	—	—	—
Total	14,047	$26.92	—	—

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

WATTS WATER TECHNOLOGIES, INC.

Date:	November 4, 2009	By:	/s/ Patrick S. O’Keefe
Patrick S. O’Keefe
Chief Executive Officer

Date:	November 4, 2009	By:	/s/ William C. McCartney
William C. McCartney
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description

3.1	Restated Certificate of Incorporation, as amended (1)

3.2	Amended and Restated By-Laws, as amended (2)

10.1	Resignation Agreement, dated July 8, 2009, between the Registrant and Josh C. Fu (3)

10.2	Non-Competition Agreement, dated July 8, 2009, between Watts (Shanghai) Management Co., Ltd. and Josh C. Fu (3)

11	Statement Regarding Computation of Earnings per Common Share (4)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350

(1)           Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-11499) for the quarter ended July 3, 2005.

(2)          Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-11499) dated February 5, 2007.

(3)          Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-11499) for the quarter ended   June 28, 2009

(4)          Incorporated by reference to Note 6 to the Notes to Consolidated Financial Statements included in this Report.