Form 10-K
period 2009-12-31
WATTS WATER TECHNOLOGIES INC
filed 2010-03-01
CIK 795403

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
(Do not check if a smaller reporting company)

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of June 26, 2009, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $611,035,661 based on the closing sale price as reported on the New York Stock Exchange.

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 19, 2010
Class A Common Stock, $0.10 par value per share	29,585,969 shares
Class B Common Stock, $0.10 par value per share	7,193,880 shares

DOCUMENTS INCOPORATED BY REFERENCE

        Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on May 12, 2010, are incorporated by reference into Part III of this Annual Report on Form 10-K.

 PART I

Item 1.    BUSINESS.

        This Annual Report on Form 10-K contains statements that are not historical facts and are considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements contain projections of our future results of operations or our financial position or state other forward-looking information. In some cases you can identify these forward-looking statements by words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "should," and "would" or similar words. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors may cause our actual results, performance or achievements to differ materially from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements. Some of the factors that might cause these differences are described under Item 1A—"Risk Factors." You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences. These forward-looking statements were based on information, plans and estimates at the date of this report, and, except as required by law, we undertake no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

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

        Our "Water by Watts" strategy is to be the leading provider of water quality, water conservation, water safety and water flow control products for the residential and commercial markets in North America and Europe with a growing presence in Asia. Our primary objective is to grow earnings by increasing sales within existing markets, expanding into new markets, leveraging our distribution channels and customer base, making selected acquisitions, reducing manufacturing costs and advocating for the development and enforcement of industry standards.

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

        We intend to continue to generate growth by targeting selected acquisitions, both in our core markets as well as new complementary markets. We have completed 32 acquisitions since divesting our industrial and oil and gas business in 1999. Our acquisition strategy focuses on businesses that manufacture preferred brand name products that address our themes of water quality, water conservation, water safety, water flow control and comfort and related complementary markets. We target businesses that will provide us with one or more of the following: an entry into new markets, an increase in shelf space with existing customers, strong brand names, a new or improved technology or an expansion of the breadth of our Water by Watts offerings.

        We are committed to reducing our manufacturing and operating costs through a combination of manufacturing in lower-cost countries, using Lean Six Sigma to drive continuous improvement across all key processes, and consolidating our diverse manufacturing operations in North America, Europe and China. We have a number of manufacturing facilities in lower-cost regions such as China, Bulgaria and Tunisia. In both 2007 and 2009, we announced global restructuring plans to reduce our manufacturing footprint in order to reduce our costs and to realize additional operating efficiencies. In February 2010, we announced a plan to consolidate our manufacturing operations in France. See Recent Developments in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more details.

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

        Our business is reported in three geographic segments: North America, Europe and China. The contributions of each segment to net sales, operating income and the presentation of certain other financial information by segment are reported in Note 17 of the Notes to Consolidated Financial Statements and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

Recent Disposition and Liquidation

        In September 2009, our Board of Directors approved the sale of our investment in Watts Valve (Changsha) Co., Ltd. (CWV), located in Changsha, China. We completed the sale of CWV in January 2010. CWV is a manufacturer of large diameter hydraulic-actuated butterfly valves for thermo-power and hydro-power plants, water distribution projects and water works projects in China. Management determined the CWV business no longer fit strategically with the Company.

        In May 2009, we commenced proceedings to liquidate our TEAM Precision Pipework, Ltd. (TEAM) business, located in Ammanford, U.K. TEAM custom designed and manufactured manipulated pipe and hose tubing assemblies and served the heating, ventilation and air conditioning and automotive markets in Western Europe. Management determined the business no longer fit strategically with the Company and that a sale of TEAM was not feasible. On May 22, 2009, we appointed an administrator for TEAM under the United Kingdom Insolvency Act of 1986. During the administration process, the administrator has sole control over, and responsibility for, TEAM's operations, assets and liabilities. We deconsolidated TEAM when the administrator obtained control of TEAM. During the third quarter of 2009, we were informed that the administrator completed the sale of TEAM's assets for funds sufficient to pay all creditors. We evaluated the operations of TEAM and determined that it will not have a continuing involvement in TEAM's operations and cash flows. During the fourth quarter, the administrator determined that all TEAM creditors had been contacted and they had agreed to full settlements of the respective debts owed by TEAM. Further, the administrator believes that liquidation of TEAM will result in approximately $0.8 million being returned to us as excess proceeds from liquidation. We recorded this amount in discontinued operations in the fourth quarter. The legal liquidation of TEAM is expected to be finalized by the end of the first quarter of 2010.

        Detailed financial information concerning these two disposals is provided in Note 3 of the Notes to Consolidated Financial Statements in this report. All prior years amounts for CWV and TEAM have been reclassified to discontinued operations throughout this document.

Products

        We have a broad range of products in terms of design distinction, size and configuration in a majority of our principal product lines. In 2009 and 2008, water quality products accounted for approximately 14% and 17%, respectively, of our total sales. Our principal product lines include:

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

        Wholesalers.    Approximately 65% of our sales in both 2009 and 2008 were to wholesale distributors for commercial and residential applications. We rely on commissioned manufacturers' representatives, some of which maintain a consigned inventory of our products, to market our product lines. Additionally, various water quality products are sold to independent dealers throughout North America.

        DIY.    Approximately 16% and 14% of our sales in 2009 and 2008, respectively, were to DIY customers. Our DIY customers demand less technical products, but are highly receptive to innovative designs and new product ideas.

        OEMs.    Approximately 19% and 21% of our sales in 2009 and 2008, respectively, were to OEMs. In North America, our typical OEM customers are water heater manufacturers, equipment manufacturers needing flow control devices and water systems manufacturers needing backflow preventers. Our sales to OEMs in Europe are primarily to boiler manufacturers, and radiant systems manufacturers. Our sales to OEMs in China are primarily to boiler and bath manufacturers including manufacturers of faucet and shower products.

        In both 2009 and 2008, no customer accounted for more than 10% of our total net sales. Our top ten customers accounted for approximately $306.4 million, or 25%, of our total net sales in 2009 and $302.2 million, or 21%, of our total net sales in 2008. Thousands of other customers constituted the remaining 75% of our net sales in 2009 and 79% of our net sales in 2008.

Marketing and Sales

        We rely primarily on commissioned manufacturers' representatives to sell our products, some of which maintain a consigned inventory of our products. These representatives sell primarily to plumbing and heating wholesalers or service DIY store locations in North America. We also sell products for the residential construction and home repair and remodeling industries through DIY plumbing retailers, national catalog distribution companies, hardware stores, building material outlets and retail home center chains and through plumbing and heating wholesalers. In addition, we sell products directly to certain large OEMs and private label accounts.

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

        Capital expenditures and depreciation for each of the last three years were as follows:

	Years Ended December 31,
	2009	2008	2007
	(in millions)
Capital expenditures	$24.2	$26.2	$36.9
Depreciation	$33.7	$31.5	$28.1

Raw Materials

        We require substantial amounts of raw materials to produce our products, including bronze, brass, cast iron, steel, plastic, and components used in products, and substantially all of the raw materials we require are purchased from outside sources. The commodity markets have experienced tremendous volatility over the past several years, particularly copper. The market prices of many commodities decreased during the latter half of 2008, but increased throughout 2009. Bronze and brass are copper-based alloys. The spot price of copper increased approximately 153.1% from December 31, 2008 to December 31, 2009. We typically carry several months of inventory on-hand primarily due to the significant extent of our international sourcing. We are not able to predict whether commodity costs, including copper, will significantly increase or decrease in the future. If commodity costs increase in the future and we are not able to reduce or eliminate the effect of the cost increases by reducing production costs or implementing price increases, our profit margins could decrease. If commodity costs were to decline, we may experience pressures from customers to reduce our selling prices. The timing of any price reductions and decreases in commodity costs may not align. As a result, our near-term margins in 2010 could decline.

        With limited exceptions, we do not single source our commodities or other raw materials. Generally we have multiple suppliers for our commodities and other raw materials. We believe our relationships with our key suppliers are good and that an interruption in supply from any supplier would not materially affect our ability to meet our immediate demands while another supplier is qualified. We regularly review our suppliers to evaluate their strengths. If a supplier is evaluated as having potential financial troubles or will be unable to meet our demands, we believe that our inventory of raw materials will allow for sufficient time to identify and obtain the necessary commodities and other raw materials from an alternate source. We believe that the nature of our commodities or other raw materials are such that multiple sources are generally available in the market.

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

        National regulatory standards in Europe vary by country. The major standards and/or guidelines that our products must meet are AFNOR (France), DVGW (Germany), UNI/ICIN (Italy), KIWA (Netherlands), SVGW (Switzerland), SITAC (Sweden) and WRAS (United Kingdom). Further, there are local regulatory standards requiring compliance as well.

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

New Product Development and Engineering

        We maintain our own product development staff, design teams, and testing laboratories in North America, Europe and China that work to enhance our existing products and develop new products. We maintain sophisticated product development and testing laboratories. Research and development costs included in selling, general, and administrative expense amounted to $17.8 million, $17.5 million and $15.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

        On January 1, 2010, California and Vermont enacted laws that require all pipes, pipe and plumbing fittings and plumbing fixtures sold in those states that convey or dispense water for human consumption to contain virtually no lead content. Other states are currently considering similar legislation and we expect that similar laws may be adopted in other states in the future. We have invested considerable resources over the past several years to develop lead free versions of our plumbing products to comply with these new laws, and we introduced our lead free product offerings in the fourth quarter of 2009.

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

Backlog

        Backlog was approximately $86.6 million at February 12, 2010 and was approximately $77.6 million at February 13, 2009. We do not believe that our backlog at any point in time is indicative of future operating results and we expect our entire current backlog to be converted to sales in 2010.

Employees

        As of December 31, 2009, our wholly-owned domestic and foreign operations employed approximately 5,900 people. None of our employees in North America or China are covered by collective bargaining agreements. In some European countries our employees are subject to traditional national collective bargaining agreements. We believe that our employee relations are good.

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

Executive Officers and Directors

        Set forth below are the names of our executive officers and directors, their respective ages and positions with our Company and a brief summary of their business experience for at least the past five years:

Name	Age	Position
J. Dennis Cawte	59	Group Managing Director, Europe
David J. Coghlan	50	Chief Operating Officer
Ernest E. Elliott	58	Executive Vice President of Marketing
Michael P. Flanders	51	President, Asia
Kenneth R. Lepage	39	General Counsel, Executive Vice President of Administration and Secretary
William C. McCartney	55	Chief Financial Officer and Treasurer
Patrick S. O'Keefe	57	Chief Executive Officer, President and Director
Robert L. Ayers(1)(3)	64	Director
Kennett F. Burnes(1)(3)	67	Director
Richard J. Carthcart(2)(3)	65	Director
Timothy P. Horne	71	Director
Ralph E. Jackson Jr.(2)(3)	68	Director
Kenneth J. McAvoy(1)(3)	69	Director
John K. McGillicuddy(1)(3)	66	Director
Gordon W. Moran(2)(3)	71	Non-Executive Chairman of the Board and Director
Daniel J. Murphy, III(2)(3)	68	Director

(1)
Member of the Audit Committee

(2)
Member of the Compensation Committee

(3)
Member of the Nominating and Corporate Governance Committee

        J. Dennis Cawte joined our Company in 2001 and was appointed Group Managing Director, Europe. Prior to joining our Company, he was European President of PCC Valve and Controls, a division of Precision Castparts Corp., a manufacturer of components and castings to the aeronautical industry, from 1999 to 2001. He had also worked for approximately 20 years for Keystone Valve International, a manufacturer and distributor of industrial valves, where his most recent position was the Managing Director Northern Europe, Middle East, Africa and India.

        David J. Coghlan was appointed Chief Operating Officer in January 2010. He originally joined our Company in June 2008 as President of North America and Asia. Prior to joining our Company, Mr. Coghlan served as Vice President, Global Parts for Trane Inc., a global manufacturer of commercial and residential heating, ventilation and air conditioning equipment, from April 2004 through May 2008. He also held several management positions within the Climate Control Technologies segment of Ingersoll-Rand Company Limited, a manufacturer of transport temperature control units and refrigerated display merchandisers, from 1995 to December 2003. Before joining Ingersoll-Rand, Mr. Coghlan worked for several years with the management consulting firm of McKinsey & Co. in both the United Kingdom and United States.

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

        Michael P. Flanders joined our Company in October 2007 as Executive Vice President of Manufacturing Operations, North America and Asia. He was appointed President, Asia in 2009. From August 2005 to July 2007, he served as President and Chief Operating Officer of Aavid Thermalloy, LLC, an international manufacturing company providing thermal management solutions to the computer and electronics industries. From July 2003 to April 2005, he was Vice President and General Manager of Waukesha Bearings Corporation, a manufacturer of hydrodynamic and active magnetic bearings and a subsidiary of Dover Corporation. From November 1998 to July 2003, he was General Manager of the LCN Division of Ingersoll-Rand Company Limited, which manufactured mechanical and electronic door control products.

        Kenneth R. Lepage was appointed General Counsel and Secretary of the Company in August 2008 and Executive Vice President of Administration in December 2009. Mr. Lepage originally joined our Company in September 2003 as Assistant General Counsel and Assistant Secretary. Prior to joining our Company, he was a junior partner at the law firm of Hale and Dorr LLP (now Wilmer Cutler Pickering Hale and Dorr LLP).

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

Contingencies

James Jones Litigation

        As has been previously disclosed, we were party to a lawsuit filed by Nora Armenta in California Superior Court against us, James Jones Company, Mueller Co. and Tyco International (the "Armenta case") and a separate lawsuit filed in California Superior Court on behalf of the City of Banning, California and 42 other cities and water districts in California against us, James Jones Company and Mueller Co. (the "City of Banning case"). At a mediation session held with the California Superior Court on June 9-10, 2009, the parties to the Armenta case and the City of Banning case agreed in principle to settle both cases. The agreement in principle was effective and binding only upon approval by the plaintiffs in the Armenta and City of Banning cases, and final approval of the settlement by the California Superior Court after a fairness hearing. An agreement in principle also was reached to settle the related insurance coverage cases Watts Industries, Inc. vs. Zurich American Insurance Company, et al., and Zurich American Insurance Company vs. Watts Industries, Inc., et al., pending in California Superior Court; and Zurich American Insurance Company vs. Watts Industries, Inc. and James Jones Company, pending in the United States District Court for the Northern District of Illinois, Eastern Division. The settlement of the insurance coverage cases was effective and binding upon approval of the settlement of the underlying Armenta case and City of Banning case as described above.

        The settlement agreement was approved by the plaintiffs in both the Armenta and City of Banning cases and, at the fairness hearing held on November 5, 2009, the California Superior Court approved the settlement of the Armenta case and City of Banning case. There were no objectors to the settlement. Based on the contemporaneous final settlement of the underlying insurance coverage cases, our contribution to the settlement was $15.3 million. As a result of the settlements, all lawsuits and all claims were dismissed. In addition, separate from the settlement, we paid our outside counsel an additional $5.0 million for services rendered in connection with the above described litigation.

        As a result of the settlement of the above described litigation, we recorded a non-cash, pre-tax gain in discontinued operations of approximately $9.5 million in the fourth quarter of 2009 to reduce previously recorded estimates of the loss and related fees to the amounts noted above.

Foreign Corrupt Practices Act Investigation

        In July 2009, we received information that employees of CWV, at that time an indirect wholly-owned subsidiary of the Company in China, made payments to employees of state-owned agencies. Such payments may violate the Foreign Corrupt Practices Act. We are conducting an investigation utilizing outside counsel and voluntarily disclosed this matter to the United States Department of Justice and the Securities and Exchange Commission. We cannot predict the outcome of this matter at this time or whether it will have a materially adverse impact on our financial condition or results of operations. We sold CWV in January 2010.

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

Item 1A.    RISK FACTORS.

Current economic cycles, particularly reduced levels of commercial and residential starts and remodeling, may continue to have an adverse effect on our revenues and operating results.

        We have experienced and expect to continue to experience fluctuations in revenues and operating results due to economic and business cycles. The businesses of most of our customers, particularly plumbing and heating wholesalers and home improvement retailers, are cyclical. Therefore, the level of our business activity has been cyclical, fluctuating with economic cycles. The current economic downturn may also affect the financial stability of our customers, which could affect their ability to pay amounts owed vendors, including us. We also believe our level of business activity is influenced by commercial and residential starts and renovation and remodeling, which are, in turn, heavily influenced by interest rates, consumer debt levels, changes in disposable income, employment growth and consumer confidence. The current credit market conditions may prevent commercial and residential builders or developers from obtaining the necessary capital to continue existing projects or to start new projects. This may result in the delay or cancellation of orders from our customers or potential customers and may adversely affect our revenues and our ability to manage inventory levels, collect customer receivables and maintain profitability. The current conditions in the housing and debt markets have caused a significant reduction in commercial and residential starts and renovation and remodeling. These conditions have caused a decrease in our revenue and profit. If these conditions continue or worsen in the future, our revenues and profits could decrease and could result in a material adverse effect on our financial condition and results of operations.

Our ability to make large acquisitions may be limited due to the current credit market conditions.

        As widely reported, the financial markets worldwide have been experiencing, among other things, severely diminished liquidity and credit availability. One of our strategies is to increase our revenues and profitability and expand our business through acquisitions. We may require capital in excess of our available cash and the unused portion of our revolving credit facility to make large acquisitions, which we would generally obtain from access to the credit markets. However, the current economic environment may adversely affect the availability and cost of credit in the future. There can be no assurance that if a large acquisition is identified that we would have access to sufficient capital to complete such acquisition.

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

Changes in the costs of raw materials could reduce our profit margins. Reductions or interruptions in the supply of components or finished goods from international sources could adversely affect our ability to meet our customer delivery commitments.

        We require substantial amounts of raw materials, including bronze, brass, cast iron, steel and plastic and substantially all of the raw materials we require are purchased from outside sources. The costs of raw materials may be subject to change due to, among other things, interruptions in production by suppliers and changes in exchange rates and worldwide price and demand levels. We typically do not enter into long-term supply agreements. Our inability to obtain supplies of raw materials for our products at favorable costs could have a material adverse effect on our business, financial condition or results of operations by decreasing our profit margins. The commodity markets have experienced tremendous volatility over the past several years, particularly copper. The market prices of many commodities decreased during the latter half of 2008, but increased significantly during 2009 and into February 2010. Should commodity costs continue to increase substantially, we may not be able to completely recover such costs, through selling price increases to our customers or other product cost reductions, which would have a negative effect on our financial results. Additionally, we continue to purchase increased levels of components and finished goods from international sources. In limited cases, these components or finished goods are single-sourced. The availability of components and finished goods from international sources could be adversely impacted by, among other things, interruptions in production by suppliers, suppliers' allocations to other purchasers and new laws or regulations. This could impact our ability to deliver products to our customers on a timely basis.

Implementation of our acquisition strategy may not be successful, which could affect our ability to increase our revenues or our profitability.

        One of our strategies is to increase our revenues and profitability and expand our business through acquisitions that will provide us with complementary water-related products and increase market share for our existing product lines. We cannot be certain that we will be able to identify, acquire or profitably manage additional companies or successfully integrate such additional companies without substantial costs, delays or other problems. Also, companies acquired recently and in the future may not achieve revenues, profitability or cash flows that justify our investment in them. In 2009, we recorded losses associated with the fairly recent CWV and TEAM acquisitions, resulting from their pending disposal and liquidation, respectively. We expect to spend significant time and effort in expanding our existing businesses and identifying, completing and integrating acquisitions. We have faced increasing competition for acquisition candidates which have resulted in significant increases in the purchase prices of many acquisition candidates. This competition, and the resulting purchase price increases, may limit the number of acquisition opportunities available to us, possibly leading to a decrease in the rate of growth of our revenues and profitability. In addition, acquisitions may involve a number of risks, including, but not limited to:

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

        We are exposed to fluctuations in foreign currencies, as a portion of our sales and certain portions of our costs, assets and liabilities are denominated in currencies other than U.S. dollars. Approximately 45.1% of our sales during the year ended December 31, 2009 were from sales outside of the U.S. compared to 44.2% for the year ended December 31, 2008. For the year ended December 31, 2009, the depreciation of the euro against the U.S. dollar had a negative impact on sales of approximately $17.7 million compared to the year ended December 31, 2008. In 2008, the appreciation of the euro against the U.S. dollar had a positive impact on sales of approximately $30.2 million compared to 2007. There were also minor impacts on sales in other European currencies such as the pound sterling and Danish krone against the U.S. dollar. Additionally, our Canadian operations require significant amounts of U.S. purchases for their operations. Instead of buying or manufacturing domestically, we currently have a favorable cost structure for certain goods we source from our wholly-owned subsidiaries in China and our outside vendors. Although the value of the yuan was unchanged at 6.8 from December 31, 2008 to December 31, 2009, history has shown that when the currency does float, changes of up to 15% have occurred. Although there are currently no indicators that the yuan will appreciate or depreciate in the near term, any decision by the Chinese government to manage their currency in a different manner could result in additional volatility to the Company. The spot rate of the euro and Canadian dollar increased in value as of December 31, 2008 to December 31, 2009 by approximately 3% and 16%, respectively, against the U.S. dollar, while the yuan remained flat. If our share of revenue and purchases in non-dollar denominated currencies continues to increase in future periods, exchange rate fluctuations may have a greater impact on our results of operations and financial condition.

Our ability to achieve savings through our restructuring plans may be adversely affected by local regulations or factors beyond the control of management.

        We implemented restructuring plans in 2007 and in 2009 and announced a new restructuring plan for France in 2010. Management's plans include a number of steps that we believe are necessary to reduce operating costs and increase efficiencies throughout our manufacturing, sales and distribution footprint. Although we have considered the impact of local regulations, negotiations with employee representatives, the timing of capital expenditures necessary to prepare facilities and the related costs associated with these activities, factors beyond the control of management may affect the timing and therefore affect when the savings will be achieved under the plans. Further, if we are not successful in completing the restructuring projects in the time frames contemplated or if additional issues arise during the projects that add costs or disrupt customer service, then our operating results could be negatively affected.

The requirements to evaluate goodwill and non-amortizable assets for impairment may result in a write-off of all or a portion of our recorded amounts, which would negatively affect our operating results and financial condition.

        As of December 31, 2009, we recorded goodwill and non-amortizable intangible assets of $425.1 million and $51.2 million, respectively. In lieu of amortization, we are required to perform an annual impairment review of both goodwill and non-amortizable intangible assets. In performing our annual review in 2009, we recognized a non-cash pre-tax charge of approximately $3.3 million as an impairment of some of the indefinite lived intangible assets. In performing our annual goodwill review in 2008, we recognized a non-cash pre-tax charge of approximately $22.0 million as an impairment of all the goodwill value related to one reporting unit. Although we have not experienced goodwill impairment in our remaining reporting units, there can be no assurances that future goodwill impairment will not occur. We perform our annual test for indications of goodwill and non-amortizable intangible assets impairment in the fourth quarter of our fiscal year or sooner if indicators of impairment exist.

The loss or financial instability of a major customer could have an adverse effect on our results of operations.

        In 2009, our top ten customers accounted for approximately 25% of our total net sales with no one customer accounting for more than approximately 6% of our total net sales. Our customers generally are not obligated to purchase any minimum volume of products from us and are able to terminate their relationships with us at any time. In addition, increases in the prices of our products could result in a reduction in orders for our customers. A significant reduction in orders from, or change in terms of contracts with, any significant customers could have a material adverse effect on our future results of operations. Furthermore, some of our major customers are facing financial challenges due to market declines and heavy debt levels; should these challenges become acute, our results could be materially adversely affected due to reduced orders and/or payment delays or defaults.

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

        As previously disclosed, we have received information that employees of a former subsidiary of the Company in China made payments to employees of state-owned agencies. Such payments may violate the Foreign Corrupt Practices Act, or FCPA. We are conducting an investigation utilizing outside counsel and voluntarily disclosed this matter to the United States Department of Justice and the Securities and Exchange Commission. If violations are found, we may be subject to criminal and/or civil sanctions, including substantial fines. Negotiated dispositions of these types of violations also often result in an acknowledgement of wrongdoing by the entity and the appointment of a monitor on terms agreed upon with the Department of Justice and the Securities and Exchange Commission to review and monitor current and future business practices with the goal of assuring future FCPA compliance. The amount of any fines or monetary penalties which could be assessed would depend on, among other factors, findings regarding the amount, timing, nature and scope of any improper payments, whether any such payments were authorized by or made with knowledge of Watts or its affiliates, the amount of gross pecuniary gain or loss involved, and the level of cooperation provided to the government authorities during the investigation. Any determination that we have violated the FCPA could result in sanctions that could have a material adverse effect on our business prospects, operations, financial condition and cash flow.

One of our stockholders can exercise substantial influence over our Company.

        Our Class B Common Stock entitles its holders to ten votes for each share and our Class A Common Stock entitles its holders to one vote per share. As of February 1, 2010, Timothy P. Horne, a member of our board of directors, beneficially owned approximately 19.5% of our outstanding shares of Class A Common Stock (assuming conversion of all shares of Class B Common Stock beneficially owned by Mr. Horne into Class A Common Stock) and approximately 99.0% of our outstanding shares of Class B Common Stock, which represents approximately 70.2% of the total outstanding voting power. As long as Mr. Horne controls shares representing at least a majority of the total voting power of our outstanding stock, Mr. Horne will be able to unilaterally determine the outcome of most stockholder votes, and other stockholders will not be able to affect the outcome of any such votes.

Conversion and sale of a significant number of shares of our Class B Common Stock could adversely affect the market price of our Class A Common Stock.

        As of February 1, 2010, there were outstanding 29,505,918 shares of our Class A Common Stock and 7,193,880 shares of our Class B Common Stock. Shares of our Class B Common Stock may be converted into Class A Common Stock at any time on a one for one basis. Under the terms of a registration rights agreement with respect to outstanding shares of our Class B Common Stock, the holders of our Class B Common Stock have rights with respect to the registration of the underlying Class A Common Stock. Under these registration rights, the holders of Class B Common Stock may require, on up to two occasions, that we register their shares for public resale. If we are eligible to use Form S-3 or a similar short-form registration statement, the holders of Class B Common Stock may require that we register their shares for public resale up to two times per year. If we elect to register any shares of Class A Common Stock for any public offering, the holders of Class B Common Stock are entitled to include shares of Class A Common Stock into which such shares of Class B Common Stock may be converted in such registration. However, we may reduce the number of shares proposed to be registered in view of market conditions. We will pay all expenses in connection with any registration, other than underwriting discounts and commissions. If all of the available registered shares are sold into the public market the trading price of our Class A Common Stock could decline.

Item 1B.    UNRESOLVED STAFF COMMENTS.

        None.

Item 2.    PROPERTIES.

        As of December 31, 2009, we maintained approximately 70 facilities worldwide, including our corporate headquarters located in North Andover, Massachusetts. The remaining facilities consist of foundries, manufacturing facilities, warehouses, sales offices and distribution centers. The principal properties in each of our three geographic segments and their location, principal use and ownership status are set forth below:

North America:

Location	Principal Use	Owned/Leased
North Andover, MA	Corporate Headquarters	Owned
Export, PA	Manufacturing	Owned
Franklin, NH	Manufacturing/Distribution	Owned
Burlington, ON, Canada	Manufacturing/Distribution	Owned
Kansas City, KS	Manufacturing	Owned
Fort Myers, FL	Manufacturing	Owned
St. Pauls, NC	Manufacturing	Owned
Spindale, NC	Manufacturing/Distribution	Owned
Chesnee, SC	Manufacturing	Owned
Dunnellon, FL	Warehouse	Owned
San Antonio, TX	Warehouse	Owned
Springfield, MO	Manufacturing/Distribution	Leased
Peoria, AZ	Manufacturing/Distribution	Leased
Kansas City, MO	Manufacturing/Distribution	Leased
Reno, NV	Distribution Center	Leased
Calgary, AB, Canada	Distribution Center	Leased

Europe:

Location	Principal Use	Owned/Leased
Eerbeek, Netherlands	European Headquarters/Manufacturing	Owned
Biassono, Italy	Manufacturing	Owned
Brescia, Italy	Manufacturing	Owned
Landau, Germany	Manufacturing	Owned
Fresseneville, France	Manufacturing	Owned
Hautvillers, France	Manufacturing	Owned
Plovdiv, Bulgaria	Manufacturing	Owned
Vildjberg, Denmark	Manufacturing	Owned
Rosières, France	Manufacturing	Leased
Monastir, Tunisia	Manufacturing	Leased
Gardolo, Italy	Manufacturing	Leased
Sorgues, France	Manufacturing	Leased
Grenoble, France	Manufacturing	Leased
Vojens, Denmark	Warehouse	Leased

China:

Location	Principal Use	Owned/Leased
Shanghai, China	Asian Headquarters	Leased
Taizhou, Yuhuan, China	Manufacturing	Owned
Ningbo, Beilun, China	Manufacturing	Owned
Ningbo, Beilun Port, China	Distribution Center	Leased

        Certain of our facilities are subject to mortgages and collateral assignments under loan agreements with long-term lenders. In general, we believe that our properties, including machinery, tools and equipment, are in good condition, well maintained and adequate and suitable for their intended uses. Many of our manufacturing plants are currently operating at levels that our management considers below normal capacity due to the current worldwide recession. As part of our continuous manufacturing footprint review, management plans to further consolidate its operations. See Recent Developments in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," for more details.

Item 3.    LEGAL PROCEEDINGS.

        We are from time to time involved in various legal and administrative procedures. See Item 1. "Business—Product Liability, Environmental and Other Litigation Matters," which is incorporated herein by reference.

 PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        The following table sets forth the high and low sales prices of our Class A Common Stock on the New York Stock Exchange during 2009 and 2008 and cash dividends paid per share.

	2009			2008
	High	Low	Dividend	High	Low	Dividend
First Quarter	$25.90	$15.76	$0.11	$30.75	$24.02	$0.11
Second Quarter	22.49	19.30	0.11	31.00	24.17	0.11
Third Quarter	32.36	19.67	0.11	33.00	21.89	0.11
Fourth Quarter	32.38	28.15	0.11	29.90	16.67	0.11

        There is no established public trading market for our Class B Common Stock, which is held by members of the Horne family. The principal holders of such stock are subject to restrictions on transfer with respect to their shares. Each share of our Class B Common Stock (10 votes per share) is convertible into one share of Class A Common Stock (1 vote per share).

        On February 9, 2010, we declared a quarterly dividend of eleven cents ($0.11) per share on each outstanding share of Class A Common Stock and Class B Common Stock.

        Aggregate common stock dividend payments in both 2009 and 2008 were $16.2 million, which consisted of $13.0 million and $3.2 million for Class A shares and Class B shares, respectively. While we presently intend to continue to pay cash dividends, the payment of future cash dividends depends upon the Board of Directors' assessment of our earnings, financial condition, capital requirements and other factors.

        The number of record holders of our Class A Common Stock as of February 19, 2010 was 156. The number of record holders of our Class B Common Stock as of February 19, 2010 was 7.

        We satisfy the minimum withholding tax obligation due upon the vesting of shares of restricted stock and the conversion of restricted stock units into shares of Class A Common Stock by automatically withholding from the shares being issued a number of shares with an aggregate fair market value on the date of such vesting or conversion that would satisfy the withholding amount due.

        We did not withhold any Class A Common Stock for withholding tax obligations during the quarter ended December 31, 2009.

        The following table includes information with respect to repurchases we made of our Class A Common Stock during the quarter ended December 31, 2009.

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
September 28, 2009 - October 25, 2009	—	—	—	553,615
October 26, 2009 - November 22, 2009	—	—	—	553,615
November 23, 2009 - December 31, 2009	—	—	—	553,615

Total	—	—	—	553,615

(1)
On November 9, 2007, we announced that our Board of Directors had authorized a stock repurchase program. Under the program, we may repurchase up to an aggregate of 3.0 million shares of our Class A Common Stock in open market purchases or in privately negotiated transactions. On October 28, 2008, we announced that we had temporarily suspended our stock repurchase program. No shares were repurchased during the quarter ended December 31, 2009. As of December 31, 2008, we had repurchased 2.45 million shares of stock for a total cost of $68.1 million. We did not repurchase any shares of stock in 2009.

Performance Graph

        Set forth below is a line graph comparing the cumulative total shareholder return on our Class A Common Stock for the last five years with the cumulative return of companies on the Standard & Poor's 500 Stock Index and the Russell 2000 Index. We chose the Russell 2000 Index because it represents companies with a market capitalization similar to that of Watts. The graph assumes that the value of the investment in our Class A Common Stock and each index was $100 at December 31, 2004 and that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Watts Water Technologies, Inc., The S&P 500 Index
and The Russell 2000 Index

*
$100 invested on December 31, 2004 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Cumulative Total Return

	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Watts Water Technologies, Inc	100.00	94.92	130.11	95.43	81.41	102.68
S & P 500	100.00	104.91	121.48	128.16	80.74	102.11
Russell 2000	100.00	104.55	123.76	121.82	80.66	102.58

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

FIVE-YEAR FINANCIAL SUMMARY

(Amounts in millions, except per share and cash dividend information)

	Year Ended 12/31/09(1)(7)	Year Ended 12/31/08(2)(7)	Year Ended 12/31/07(3)(7)	Year Ended 12/31/06(4)(7)	Year Ended 12/31/05(5)(6)(7)
Statement of operations data:
Net sales	$1,225.9	$1,431.4	$1,356.3	$1,211.3	$914.3
Net income from continuing operations attributable to Watts Water Technologies, Inc.	41.0	45.2	75.7	74.6	53.5
Income (loss) from discontinued operations, net of taxes	(23.6)	1.4	1.7	(0.9)	1.1
Net income attributable to Watts Water Technologies, Inc.	17.4	46.6	77.4	73.7	54.6
DILUTED EPS
Income (loss) per share attributable to Watts Water Technologies, Inc.:
Continuing operations	1.10	1.23	1.94	2.22	1.62
Discontinued operations	(0.63)	0.04	0.04	(0.03)	0.04
NET INCOME	0.47	1.26	1.99	2.19	1.66
Cash dividends declared per common share	$0.44	$0.44	$0.40	$0.36	$0.32
Balance sheet data (at year end):
Total assets	$$1,591.4	$1,660.1	$1,729.3	$1,660.9	$1,101.0
Long-term debt, net of current portion	$304.0	$409.8	$432.2	$441.7	$293.4

(1)
For the year ended December 31, 2009, net income includes the following net pre-tax costs: intangible impairments, severance costs, asset write-downs and other costs in North America of $2.6 million, $1.4 million, $2.4 million and $0.4 million respectively; intangible impairments, severance costs, asset write-downs and other costs in Europe of $0.7 million, $5.2 million, $0.3 million and $0.4 million respectively; severance costs, asset write-downs and income from the gain on the sale of TWT in China of $1.3 million, $7.4 million, and $1.1 million respectively. Additionally, net income includes a tax charge of $3.9 million, or $0.11 per share, relating to previously realized tax benefits, which are expected to be recaptured as a result of our decision to restructure our operations in China. The after-tax cost of these items was $20.7 million.

(2)
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

(3)
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

(4)
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

(5)
For the year ended December 31, 2005, net income includes the following pre-tax costs: restructuring of $0.7 million and other costs consisting of accelerated depreciation and asset write-downs of $1.8 million. The after-tax cost of these items was $1.6 million.

(6)
For the year ended December 31, 2005, net income includes a net after-tax charge of $0.9 million for a selling, general and administrative expense charge of $1.5 million related to a contingent earn-out agreement.

(7)
In September 2009, the Company's Board of Directors approved the sale of its investment in Watts Valve (Changsha) Co., Ltd. (CWV) and subsequently sold CWV in January 2010. Results from operation and estimated loss on disposal are included net of tax for CWV in discontinued operations for 2009, 2008, 2007 and 2006. In May 2009, the Company liquidated its TEAM Precision Pipework, Ltd. (TEAM) business. Results from operation and loss on disposal are included net of tax from the deconsolidation of TEAM in discontinued operations for 2009, 2008, 2007, 2006 and 2005. In September 1996, we divested our Municipal Water Group of businesses, which included Henry Pratt, James Jones Company and Edward Barber and Company Ltd. Costs and expenses related to the Municipal Water Group, for 2009, 2008, 2007, 2006 and 2005 relate to legal and settlement costs associated with the James Jones Litigation. Income (loss) for total discontinued operations, net of taxes, consists of ($23.6) million, $1.4 million, $1.7 million, ($0.9) million and $1.1 million for the years ended December 31, 2009, 2008, 2007, 2006 and 2005, respectively.

 Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

        We are a leading supplier of products for use in the water quality, water safety, water flow control and water conservation markets in both North America and Europe with a presence in Asia. For over 135 years, we have designed and manufactured products that promote the comfort and safety of people and the quality and conservation of water used in commercial and residential applications. We earn revenue and income almost exclusively from the sale of our products. Our principal product lines include:

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

        We believe that the factors relating to our future growth include our ability to continue to make selective acquisitions, both in our core markets as well as in new complementary markets, regulatory requirements relating to the quality and conservation of water, increased demand for clean water, continued enforcement of plumbing and building codes and a healthy economic environment. We have completed 32 acquisitions since divesting our industrial and oil and gas business in 1999. Our acquisition strategy focuses on businesses that manufacture preferred brand name products that address our themes of water quality, water conservation, water safety and water flow control and related complementary markets. We target businesses that will provide us with one or more of the following: an entry into new markets, an increase in shelf space with existing customers, a new or improved technology or an expansion of the breadth of our water quality, water conservation, water safety and water flow control products for the residential and commercial markets.

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

        Our sales in 2009 were affected by downward pressure from a weak U.S. commercial construction marketplace. In addition, U.S. residential construction activity was at historically low levels. We continued to see marked reductions in European sales as the European economy migrated into a recession. Plant under-absorption and negative foreign currency movements affected operating results in 2009. Foreign currency movements, mainly related to the strengthening of the U.S. dollar against the euro and Canadian dollar, negatively affected 2009 diluted earnings per share by $0.03 compared to 2008. In response to these concerns, we took numerous steps to ensure we remain on a firm fiscal platform. In the latter half of 2008, we announced a reduction of the United States workforce, implemented a ten-month salary freeze in North America and initiated a review of discretionary spending in order to reduce operating expenses. In 2009, we expanded our cost savings programs on a worldwide basis. We initiated salary reductions, worker furloughs and other cost reductions in an effort to leverage our costs against anticipated lower sales volumes. Additionally, in February 2009, we expanded and accelerated our restructuring program to consolidate our manufacturing footprint in North America and China. Savings from this program will be realized in 2010. Lastly, we are continuing our implementation of lean manufacturing and Six Sigma disciplines to partially offset negative pressures on operating income.

        We require substantial amounts of raw materials to produce our products, including bronze, brass, cast iron, steel, plastic and components used in products, and substantially all of the raw materials we require are purchased from outside sources. We have experienced volatility in the costs of certain raw materials, particularly copper. Bronze and brass are copper-based alloys. The spot price of copper during 2009 increased approximately 153.1% from December 31, 2008. We typically carry several months of inventory on-hand primarily due to the significant extent of our international sourcing.

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

        Another risk we face in all areas of our business is competition. We consider brand preference, engineering specifications, code requirements, price, technological expertise, delivery times and breadth of product offerings to be the primary competitive factors. As mentioned previously, we believe that the product development, product testing capability and investment in plant and equipment needed to manufacture products in compliance with code requirements, represent a barrier to entry for competitors. We are committed to maintaining our capital equipment at a level consistent with current technologies, and thus we spent approximately $24.2 million in 2009 and $26.2 million in 2008.

        In September 2009, our Board of Directors approved the sale of our investment in Watts Valve (Changsha) Co., Ltd. (CWV). We completed the sale of CWV in January 2010. Additionally, in May 2009, we liquidated our TEAM Precision Pipework, Ltd. (TEAM) subsidiary through an administration process under the United Kingdom law, as more fully described in Note 3 of Notes to Consolidated Financial Statements. We classified CWV and TEAM's results of operations and any related losses as discontinued operations for all periods presented.

Recent Developments

        On February 9, 2010, we declared a quarterly dividend of eleven cents ($0.11) per share on each outstanding share of Class A Common Stock and Class B Common Stock.

        On February 8, 2010, our Board of Directors approved a restructuring program with respect to our operating facilities in France. The restructuring program is expected to include the shutdown of three facilities, including two manufacturing sites and one distribution center. The program is expected to include pre-tax charges totaling approximately $12.5 million, including costs for severance, relocation, clean-up and certain asset write-downs, and result in the elimination of approximately 95 positions. Total net after-tax charges for this restructuring program are expected to be approximately $8.3 million ($1.1 million in non-cash charges), with costs being incurred through 2011. We expect to spend approximately $6.6 million in capital expenditures to consolidate operations. Annual cash savings, net of tax, are estimated to be $3.9 million, which we expect to fully realize by 2012. We recorded after-tax charges of approximately $3.0 million, or ($0.08) per share, in the fourth quarter of 2009 for severance and other costs related to this program.

        On February 8, 2010, Daniel J. Murphy, III, one of our directors, informed the Board of his decision not to stand for re-election at our 2010 annual meeting of stockholders, which will be held on May 12, 2010. Mr. Murphy advised the Board that his decision was made for personal reasons and was not the result of any dispute or disagreement with us on any matter relating to our operations, policies or practices. Mr. Murphy currently serves as a member of the Compensation Committee and the Nominating and Corporate Governance Committee.

        Our Corporate Governance Guidelines provide that no member of the Board shall be nominated by the Board to serve as a director after he has passed his 72nd birthday, unless the Board has voted to waive the mandatory retirement age of such person as a director. Timothy P. Horne, a member of our Board, will pass his 72nd birthday in April 2010, prior to our 2010 annual meeting of stockholders. On February 8, 2010, Mr. Horne advised the Board that he does not wish to have the Board waive the mandatory retirement age for him under our Corporate Governance Guidelines, and therefore Mr. Horne will also not stand for re-election at our 2010 annual meeting of stockholders.

        On January 18, 2010, David J. Coghlan was promoted to Chief Operating Officer. In his new role, Mr. Coghlan will assume responsibility for our European operations in addition to his continuing responsibilities for our operations in North America and Asia. Mr. Coghlan has served as our President of North America and Asia since June 2008.

Results of Operations

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

        Net Sales.    Our business is reported in three geographic segments: North America, Europe and China. Our net sales in each of these segments for the years ended December 31, 2009 and 2008 were as follows:

	Year Ended December 31, 2009		Year Ended December 31, 2008
						Change to Consolidated Net Sales
	Net Sales	% Sales	Net Sales	% Sales	Change
	(Dollars in millions)
North America	$738.5	60.2%	$866.2	60.5%	$(127.7)	(8.9)%
Europe	466.5	38.1	532.0	37.2	(65.5)	(4.6)
China	20.9	1.7	33.2	2.3	(12.3)	(0.9)

Total	$1,225.9	100.0%	$1,431.4	100.0%	$(205.5)	(14.4)%

        The change in net sales is attributable to the following:

					Change As a % of Consolidated Net Sales				Change As a % of Segment Net Sales
	North America	Europe	China	Total	North America	Europe	China	Total	North America	Europe	China
	(Dollars in millions)
Organic	$(123.1)	$(75.3)	$(5.7)	$(204.1)	(8.6)%	(5.3)%	(0.4)%	(14.3)%	(14.2)%	(14.2)%	(17.2)%
Foreign exchange	(4.6)	(17.7)	0.3	(22.0)	(0.3)	(1.2)	—	(1.5)	(0.5)	(3.3)	0.9
Acquisitions	—	27.5	—	27.5	—	1.9	—	1.9	—	5.2	—
Disposal	—	—	(6.9)	(6.9)	—	—	(0.5)	(0.5)	—	—	(20.7)

Total	$(127.7)	$(65.5)	$(12.3)	$(205.5)	(8.9)%	(4.6)%	(0.9)%	(14.4)%	(14.7)%	(12.3)%	(37.0)%

        The organic decline in net sales in North America was primarily due to decreased unit sales of our plumbing and heating, backflow and gas connector product lines. Organic sales into the North American wholesale market in 2009 declined by 17.9% compared to 2008. This was primarily due to decreased unit sales across most of our product lines. Organic sales into the North American DIY market in 2009 increased 0.6% compared to 2008 primarily due to incremental product line penetration at certain retail customers and selected market share gains being offset by lower sales to certain customers.

        Organic net sales declined in Europe primarily due to decreased sales in the European wholesale and OEM markets. Our sales into the European wholesale market in 2009 decreased by 13.5% and our sales into the European OEM market decreased by 15.7% compared to 2008 primarily due to the markets in Italy and Germany being soft. Acquired sales growth in Europe was due to the inclusion of Blücher Metal A/S (Blücher), which was acquired on May 30, 2008.

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

        Gross Profit.    Gross profit and gross profit as a percent of net sales (gross margin) for 2009 and 2008 were as follows:

	Year Ended December 31,
	2009	2008
	(Dollars in millions)
Gross profit	$435.1	$481.8
Gross margin	35.5%	33.7%

        Gross profit declined due to decreased sales volume, partially offset by increased gross margin. Gross margin increased by 180 basis points in 2009 compared to 2008 primarily due to lower raw material costs and fewer acquisition charges. Our European gross margin increased in 2009 compared to 2008 primarily due to the inclusion of higher margin Blücher sales and reduced acquisition costs, offset partially by plant under-absorption. Our China segment's gross margin increased as a result of operational improvements at one of our more significant facilities and the divestiture of TWT. Our North American margin also increased for 2009 when compared to last year due to lower raw material costs and cost savings initiatives offset by recessionary unit volume sales declines and plant under absorption.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses, or SG&A expenses, for 2009 decreased $32.1 million, or 9.0%, compared to 2008. The decrease in SG&A expenses is attributable to the following:

	(in millions)	% Change
Organic	$(31.1)	(8.7)%
Foreign exchange	(4.7)	(1.3)
Acquisitions	9.0	2.5
Disposal	(5.3)	(1.5)

Total	$(32.1)	(9.0)%

        The organic decrease in SG&A expenses was primarily due to decreased variable selling expenses due to lower shipments, various cost savings measures, lower product liability costs and the net settlement of two lawsuits, partially offset by increased legal and pension expenses. The decrease in SG&A expenses from foreign exchange was primarily due to the depreciation of the euro against the U.S. dollar and to a lesser extent the Canadian dollar against the U.S. dollar. The increase in SG&A expenses from acquisitions was due to the inclusion of Blücher. The reduction due to the disposal relates to the sale of TWT. Total SG&A expenses, as a percentage of sales, were 26.4% in 2009 compared to 24.8% in 2008.

        Restructuring and Other Charges.    In 2009, we recorded a net charge of $16.1 million primarily for asset impairments, severance and relocation costs in North America, Europe and China. Included in the 2009 restructuring and other charges is a $1.1 million gain from the 2008 disposition of TWT. The gain was deferred until all legal and regulatory matters relating to the sale of TWT were resolved. In 2008, we recorded $5.6 million for severance and relocation costs in North America and China. See Note 4 of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, for additional information regarding our restructuring plans.

        Goodwill and Other Indefinite-Lived Intangible Asset Impairment Charges.    We recorded $3.3 million in 2009 for intangible impairment charges related to certain trademarks and technology. The goodwill impairment charge in 2008 of approximately $22.0 million related to our water quality business unit in North America. See Note 2 of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, for additional information regarding these impairments.

        Operating Income.    Operating income by geographic segment for 2009 and 2008 was as follows:

	Years Ended
				% Change to Consolidated Operating Income
	December 31, 2009	December 31, 2008	Change
	(Dollars in millions)
North America	$78.6	$67.8	$10.8	11.0%
Europe	51.0	65.7	(14.7)	(14.9)
China	(6.6)	(7.7)	1.1	1.1
Corporate	(30.8)	(27.2)	(3.6)	(3.7)

Total	$92.2	$98.6	$(6.4)	(6.5)%

        The change in operating income is attributable to the following:

						Change as a % of Consolidated Operating Income					Change as a % of Segment Operating Income
	North America	Europe	China	Corp.	Total	North America	Europe	China	Corp.	Total	North America	Europe	China	Corp.
	(Dollars in millions)
Organic	$(8.2)	$(9.4)	$1.6	$(3.4)	$(19.4)	(8.3)%	(9.5)%	1.6%	(3.5)%	(19.7)%	(12.1)%	(14.4)%	20.8%	(12.5)%
Foreign exchange	(0.7)	(1.3)	—	—	(2.0)	(0.7)	(1.3)	—	—	(2.0)	(1.0)	(2.0)	—	—
Acquisitions	—	2.4	—	—	2.4	—	2.4	—	—	2.4	—	3.7	—	—
Disposal	—	—	5.8	—	5.8	—	—	5.9	—	5.9	—	—	75.3	—
Restructuring, goodwill and other	19.7	(6.4)	(6.3)	(0.2)	6.8	20.0	(6.5)	(6.4)	(0.2)	6.9	29.1	(9.7)	(81.8)	(0.7)

Total	$10.8	$(14.7)	$1.1	$(3.6)	$(6.4)	11.0%	(14.9)%	1.1%	(3.7)%	(6.5)%	16.0%	(22.4)%	(14.3)%	(13.2)%

        The decrease in consolidated organic operating income was due primarily to recessionary unit volume sales declines partially offset by stronger gross margins from lower raw material costs and from reductions in variable SG&A expenses such as commissions and shipping costs and from cost savings derived from various cost reduction programs. Corporate costs increased due to increased legal and pension costs, partially offset by the recovery of past legal expenses. The Blücher acquisition accounts for the net increase in operating profits from acquisitions. China's improved organic operating profit was due to operational improvements at one of our more significant facilities. China's operating profit from disposal was due to the divestiture of TWT.

        The net decrease in operating income from foreign exchange was primarily due to the depreciation of the euro against the U.S. dollar and, to a lesser extent, the Canadian dollar against the U.S. dollar. We cannot predict whether these currencies will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our operating income.

        Interest Income.    Interest income decreased $4.2 million, or 82.4%, in 2009 compared to 2008. This decrease was primarily a result of lower market interest rates.

        Interest Expense.    Interest expense decreased $4.2 million, or 16.0%, in 2009 compared to 2008, primarily due to a decrease in the average variable rates charged on the revolving credit facility and to a reduction in the amounts outstanding under the revolving credit facility.

        Other (Income) Expense.    Other expense decreased $10.7 million in 2009 compared to 2008, primarily because foreign currency transactions resulted in gains in 2009, while in 2008 losses were realized as a result of foreign currency movements primarily in Europe.

        Income Taxes.    Our effective rate for continuing operations increased to 43.3% from 36.3% in 2009 and 2008, respectively. The increase was primarily due to previously realized tax benefits in China, which are expected to be recaptured as a result of our decision to restructure our operations and intangible asset impairments that were not tax deductible. In North America, less tax exempt interest income was generated in 2009 as compared with 2008.

        Net Income From Continuing Operations attributable to Watts Water Technologies, Inc.    Net income from continuing operations attributable to Watts Water Technologies, Inc. in 2009 was $41.0 million, or $1.10 per common share, compared to $45.2 million, or $1.23 per common share, in 2008. Results for 2009 included after-tax charges totaling $18.1 million, or $0.49 per share, related to restructuring programs compared to an after-tax charge of $3.9 million, or $0.10 per share, for 2008. Also, results for 2009 included a non-cash net after-tax charge of $2.6 million, or $0.07 cents per share, to write off certain intangible assets. In 2008, net loss and loss from continuing operations attributable to Watts Water Technologies, Inc. included a non-cash after-tax charge of $17.3 million, or $0.47 cents per share, to write-off goodwill for one reporting unit. The depreciation of the euro and Canadian dollar against the U.S. dollar resulted in a negative impact on our operations of $0.03 per common share in 2009 compared to last year. We cannot predict whether the euro, Canadian dollar or Chinese yuan will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net income.

        Income (Loss) From Discontinued Operations.    The income (loss) from discontinued operations was primarily attributable to the deconsolidation of TEAM and the loss on the disposal and loss from operations of CWV offset by the resolution of the James Jones Litigation as described in Note 3 of Notes to Consolidated Financial Statements, as described in Part I, Item 1. "Business—Product Liability, Environmental and Other Litigation Matters."

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

        Net Sales.    Our net sales in each of these segments for the years ended December 31, 2008 and 2007 were as follows:

	Year Ended December 31, 2008		Year Ended December 31, 2007
						Change to Consolidated Net Sales
	Net Sales	% Sales	Net Sales	% Sales	Change
	(Dollars in millions)
North America	$866.2	60.5%	$871.0	64.2%	$(4.8)	(0.4)%
Europe	532.0	37.2	439.8	32.4	92.2	6.8
China	33.2	2.3	45.5	3.4	(12.3)	(0.9)

Total	$1,431.4	100.0%	$1,356.3	100.0%	$75.1	5.5%

        The change in net sales is attributable to the following:

					Change as a % of Consolidated Net Sales				Change as a % of Segment Net Sales
	North America	Europe	China	Total	North America	Europe	China	Total	North America	Europe	China
	(Dollars in millions)
Organic	$(18.2)	$11.2	$(12.1)	$(19.1)	(1.3)%	0.9%	(0.9)%	(1.3)%	(2.1)%	2.5%	(26.6)%
Foreign exchange	0.5	30.2	3.0	33.7	—	2.2	0.2	2.4	—	6.9	6.6
Acquisitions	12.9	50.8	—	63.7	0.9	3.7	—	4.6	1.5	11.6	—
Disposal	—	—	(3.2)	(3.2)	—	—	(0.2)	(0.2)	—	—	(7.0)

Total	$(4.8)	$92.2	$(12.3)	$75.1	(0.4)%	6.8%	(0.9)%	5.5%	(0.6)%	21.0%	(27.0)%

        Organic net sales for 2008 decreased in North America primarily due to decreased sales in the wholesale market, where sales were 2.5% lower than in 2007. Unit sale declines, due in large part to the soft economy, were widespread across a number of product lines, with our backflow product line impacted the most. Organic sales in our North American retail market for 2008 remained relatively flat compared with 2007, decreasing 0.6%. Unit sale reductions in the retail market due to the soft economy were offset by selected price increases and new product rollouts. Growth in North America due to acquisitions is due to the inclusion of sales from Topway Global Inc. (Topway), acquired in November 2007.

        Organic net sales for 2008 increased in Europe primarily due to an 11.0% increase in sales into the European OEM market as compared to 2007. OEM sales were positively affected in Germany where sales of our products into alternative energy and energy conservation markets were strong. Sales into the wholesale market for 2008 decreased by 4.5% as compared to 2007 and were negatively affected by declines in construction activity. Acquired sales growth in Europe was due to the inclusion of Blücher for seven months in 2008.

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

        Gross Profit.    Gross profit and gross profit as a percent of net sales (gross margin) for 2008 and 2007 were as follows:

	Year Ended December 31,
	2008	2007
	(Dollars in millions)
Gross profit	$481.8	$454.2
Gross margin	33.7%	33.5%

        Gross margin improved by 20 basis points to 33.7% in 2008 compared to 2007. The improvement was attributable primarily to margin improvements in North America and Europe offset by declines in China. North America's margin improved 70 basis points to 34.4% primarily due to the price increases implemented to offset prior raw material cost increases and, to a lesser extent, the mix of products sold. North American gross margins in 2007 were negatively affected by approximately $6.5 million, or approximately 100 basis points on the prior year gross margin, for charges associated with product discontinuances and a change in estimate for workers' compensation costs. Gross margin in Europe increased to 32.8% from 31.4% primarily due to our ability to leverage additional volume from alternative energy product sales with better factory absorption levels due to the rationalization efforts made over the last two years in Italy. China gross margin deteriorated when compared to 2007 primarily due to excess capacity due to sales declines, value added tax increases, negative impact from the increase in the value of the Chinese yuan against the U.S. dollar and disruptions from a plant move and labor disputes.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses, or SG&A expenses, for 2008 increased $28.6 million, or 8.7%, compared to 2007. The increase in SG&A expenses is attributable to the following:

	(in millions)	% Change
Organic	$4.0	1.2%
Foreign exchange	8.0	2.5
Acquisitions	17.8	5.4
Disposal	(1.2)	(0.4)

Total	$28.6	8.7%

        The organic increase in SG&A expenses was primarily due to increased incentive compensation costs and increased variable European selling expenses due to increased sales volumes partially offset by decreased shipping costs and other variable North American selling expenses due to decreased sales volumes. The increase in SG&A expenses from foreign exchange was primarily due to the appreciation of the euro, yuan and Canadian dollar against the U.S. dollar. The increase in SG&A expenses from acquisitions was due to the inclusion of Blücher and Topway. Total SG&A expenses, as a percentage of sales, was 24.8% in 2008 compared to 24.1% 2007.

        Restructuring and Other Charges.    In 2008, we recorded $5.6 million for severance, asset write-downs and accelerated depreciation in North America, China and Europe. In 2007, we recorded $3.2 million for asset write-downs, accelerated depreciation and severance in North America and China.

        Goodwill and Other Indefinite-Lived Intangible Asset Impairment Charges.    The goodwill impairment charge in 2008 of approximately $22.0 million related to our water quality business unit in North America. See Note 2 of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, for additional information regarding the impairment.

        Operating Income.    Operating income by geographic segment for 2008 and 2007 was as follows:

	Years Ended
				% Change to Consolidated Operating Income
	December 31, 2008	December 31, 2007	Change
	(Dollars in millions)
North America	$67.8	$93.3	$(25.5)	(20.6)%
Europe	65.7	53.2	12.5	10.1
China	(7.7)	6.6	(14.3)	(11.5)
Corporate	(27.2)	(29.1)	1.9	1.5

Total	$98.6	$124.0	$(25.4)	(20.5)%

        The change in operating income is attributable to the following:

						Change as a % of Consolidated Operating Income					Change as a % of Segment Operating Income
	North America	Europe	China	Corp.	Total	North America	Europe	China	Corp.	Total	North America	Europe	China	Corp.
	(Dollars in millions)
Organic	$(2.1)	$6.1	$(17.2)	$1.9	$(11.3)	(1.7)%	4.9%	(13.9)%	1.5%	(9.2)%	(2.3)%	11.5%	(260.6)%	6.5%
Foreign exchange	—	3.9	(0.6)	—	3.3	—	3.2	(0.4)	—	2.8	—	7.3	(9.1)	—
Acquisitions	(0.6)	2.7	—	—	2.1	(0.5)	2.2	—	—	1.7	(0.6)	5.1	—	—
Disposal	—	—	0.8	—	0.8	—	—	0.6	—	0.6	—	—	12.1	—
Restructuring, goodwill and other	(22.8)	(0.2)	2.7	—	(20.3)	(18.4)	(0.2)	2.2	—	(16.4)	(24.4)	(0.4)	40.9	—

Total	$(25.5)	$12.5	$(14.3)	$1.9	$(25.4)	(20.6)%	10.1%	(11.5)%	1.5%	(20.5)%	(27.3)%	23.5%	(216.7)%	6.5%

        The decrease in consolidated organic operating income was due primarily to underutilization of capacity, in both China and, to a lesser extent, in North America caused by recessionary unit volume declines and one-off events in China such as the labor strike and a plant move. Also, SG&A expenses such as salaries, product liability costs and other fixed spending increased. These items were partially offset by higher sales and better productivity in Europe and reductions in certain SG&A expenses such as shipping, pension costs and bad debts. Corporate costs decreased as the result of lower benefit costs, including lower stock-based compensation and reduced costs from our nonqualified deferred compensation plan, and lower costs related to our Sarbanes Oxley compliance efforts and reduced legal costs.

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

        Interest Expense.    Interest expense decreased $0.9 million, or 3.3%, in 2008 compared to 2007, primarily due to lower outstanding balances on the revolving credit facility partially offset by an increase in the average variable rates charged on the revolving credit facility.

        Other (Income) Expense.    Other expense increased $7.2 million, or 313.0%, in 2008 compared to 2007, primarily due to foreign currency transaction losses, losses on metal commodity transactions and negative changes in asset valuation of our nonqualified deferred compensation plan. Foreign currency transaction losses increased in China, Europe and Canada in 2008 as compared to 2007.

        Income Taxes.    Our effective tax rate for continuing operations increased to 36.3% for 2008 from 33.2% for 2007. The main driver of the increase was goodwill impairment. A portion of the goodwill relates to stock acquisitions, which when impaired is not tax deductible. Our European effective rate declined due to provision releases and favorable tax treatments related to the Blücher acquisition financing.

        Net Income From Continuing Operations attributable to Watts Water Technologies, Inc.    Net income from continuing operations attributable to Watts Water Technologies, Inc. in 2008 decreased $30.5 million, or 40.3%, to $45.2 million, or $1.23 per common share, from $75.7 million, or $1.94 per common share, for 2007, in each case, on a diluted basis. Repurchased shares had an accretive impact of $0.07 per common share in 2008. Income from continuing operations included an after-tax goodwill impairment charge of $17.3 million, or $0.47 per common share, for 2008. Income from continuing operations for 2007 included a tax refund of $1.9 million, or $0.05 per common share. Income from continuing operations for 2008 and 2007 included costs, net of tax, from our restructuring plan, reduction-in-force and product line discontinuances of $3.9 million, or $0.10 per common share, and $5.1 million, or $0.13 per common share, respectively. The appreciation of the euro, Chinese yuan and Canadian dollar against the U.S. dollar resulted in a positive impact on income from continuing operations of $0.07 per common share for 2008 compared to the comparable period last year.

        Income From Discontinued Operations.    Income from discontinued operations for 2008 and 2007 was primarily attributable to the operating income of CWV and TEAM being partially offset by increased legal fees associated with the James Jones Litigation, as described in Part I, Item 1. "Business—Product Liability, Environmental and Other Litigation Matters."

Liquidity and Capital Resources

        In 2009, we generated $204.6 million of cash from operating activities as compared to $145.0 million in 2008. We generated approximately $181.2 million of free cash flow (a non-GAAP financial measure, which we reconcile below, defined as net cash provided by continuing operating activities minus capital expenditures plus proceeds from sale of assets), which compares favorably to free cash flow of $119.9 million in 2008. Free cash flow as a percentage of net income from continuing operations attributable to Watts Water Technologies, Inc. was 442% in 2009 as compared to 265% in 2008 primarily due to better working capital management, temporary decreases in commodity costs, cash containment measures and careful monitoring of our capital spending.

        In 2009, we used $21.3 million of net cash from investing activities primarily for purchases of capital equipment. We expect to invest approximately $31.0 in capital equipment in 2010 as part of our ongoing commitment to improve our manufacturing capabilities. We received proceeds of $1.7 million from the sale of auction rate securities. We received $1.1 million of cash for a purchase price settlement related to a prior-year acquisition. We paid $0.4 million for earn-out payments related to an acquisition from prior years.

        As of December 31, 2009, we held $5.4 million in investments with an auction reset feature, or auction rate securities (ARS), with a total par value of $6.6 million. At the time of purchase, all the auction rate securities carried an AAA credit rating. These auction rate securities are all long-term debt obligations secured by municipal bonds and student loans. During the fourth quarter of 2008, we elected to participate in a settlement offer by UBS AG (UBS). Under the terms of the settlement, we were issued rights by UBS. Each right entitles the holder to sell the underlying ARS at par to UBS at any time during the period June 30, 2010, through July 2, 2012. UBS could elect at anytime from the settlement date through July 2, 2012 to purchase the ARS at par value. The rights are valued at $1.1 million at December 31, 2009.

        Liquidity for these ARS is typically provided by an auction process, which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, usually every 7 to 35 days. Each of the auction rate securities in our investment portfolio as of December 31, 2009 has experienced failed auctions. There is no assurance that future auctions for these securities will succeed. We have classified the investment in ARS and the UBS rights as short-term investments as we will exercise our right to put the ARS on UBS at par on the earliest date possible.

        We used $77.2 million of net cash from financing activities during 2009. This was primarily due to payments of debt and dividend payments.

        We maintain a $350.0 million revolving credit facility with a syndicate of banks to support our acquisition program, working capital requirements and general corporate purposes. Outstanding indebtedness under the revolving credit facility bears interest at a rate determined by the type of loan plus an applicable margin determined by our debt rating, depending on the applicable base rate and our bond rating. For 2009, the average interest rate under the revolving credit facility for euro-based borrowings was approximately 2.2%. There were no borrowings under the credit facility at December 31, 2009.

Covenant compliance

        Under our revolving credit facility, we are required to satisfy and maintain specified financial ratios and other financial condition tests. As of December 31, 2009, we were in compliance with all covenants related to the revolving credit facility. The financial ratios include a consolidated interest coverage ratio based on consolidated earnings before income taxes, interest expense, depreciation, and amortization ("Consolidated EBITDA") to consolidated interest expense, as defined in the revolving credit facility agreement. Our revolving credit facility defines Consolidated EBITDA to exclude unusual or non-recurring charges and gains. In addition, the definition excludes charges or gains associated with certain discontinued operations. We are also required to maintain a consolidated leverage ratio of consolidated funded debt to Consolidated EBITDA. Consolidated funded debt, as defined in the revolving credit facility agreement, includes all long and short-term debt, capital lease obligations and any trade letters of credit that are outstanding. Finally, we are required to maintain a consolidated net worth that exceeds a minimum net worth calculation. Consolidated net worth is defined as the total stockholders' equity as reported adjusted for any cumulative translation adjustments.

        As of December 31, 2009, our actual financial ratios calculated in accordance with our revolving credit facility compared to the required levels under our revolving credit facility were as follows:

	Actual Ratio	Required Level
Minimum level

Interest Charge Coverage Ratio	6.70 to 1.00	3.50 to 1.00
Maximum level

Leverage Ratio	2.51 to 1.00	3.25 to 1.00
Minimum level

Consolidated Net Worth	$857.2 million	$745.4 million

        As of December 31, 2009, our actual financial ratio calculated in accordance with our senior note agreements compared to the required levels under our senior note agreements were as follows:

	Actual Ratio	Required Level
Minimum level

Fixed Charge Coverage Ratio	4.87 to 1.00	2.00 to 1.00

        In addition to the above financial ratios, the revolving credit facility and senior note agreements contain affirmative and negative covenants that include limitations on disposition or sale of assets, prohibitions on assuming or incurring any liens on assets with limited exceptions and limitations on making investments other than those permitted by the agreements.

        We have several note agreements as further detailed in Note 11 of Notes to Consolidated Financial Statements. These note agreements require us to maintain a fixed charge coverage ratio of consolidated EBITDA plus consolidated rent expense during the period to consolidated fixed charges. Consolidated fixed charges are the sum of consolidated interest expense for the period and consolidated rent expense.

        As of December 31, 2009, we had $314.4 million of unused credit under the revolving credit facility and $35.6 million for stand-by letters of credit outstanding on our revolving credit facility. Due primarily to the consolidated leverage ratio, we could borrow approximately $108.5 million under the existing facility, excluding the stand-by-letters of credit, before we would violate one of the above covenants.

        We used $21.2 million of net cash from operating activities of discontinued operations in 2009 primarily due to the settlement of $15.3 million related to the James Jones litigation. In addition, separate from the settlement, we paid our outside counsel an additional $5.0 million for services rendered in connection with the litigation.

        We used $0.3 million of net cash from investing activities of discontinued operations in 2009 primarily due to purchasing capital equipment.

        Working capital (defined as current assets less current liabilities) as of December 31, 2009 was $489.8 million compared to $497.8 million as of December 31, 2008. This decrease was primarily due to reductions in inventory and accounts receivable and the classification of our $50 million 4.87% notes due in May 2010 to current liabilities offset by the increase in cash. Although, we are currently exploring alternatives in refinancing these notes, we have the ability to pay off this debt with our available cash. Cash and cash equivalents increased to $258.2 million as of December 31, 2009 compared to $165.6 million as of December 31, 2008 primarily due to fewer acquisitions costs in 2009 and to better working capital management. The ratio of current assets to current liabilities was 2.6 to 1 as of December 31, 2009 compared to 2.7 to 1 as of December 31, 2008.

2008 Cash Flows

        In 2008, we generated $145.0 million of cash from operating activities as compared to $90.0 million in 2007. With management's enhanced focus in 2008 on working capital management, net working capital cash outflows decreased from $22.8 million in 2007, to a net working capital cash inflow of $45.5 million in 2008, a $68.3 million positive change. Better overall management of our inventory, accounts receivable and accounts payable drove the improvement in working capital. This change was offset to some extent by lower income from continuing operations.

        We used $170.0 million of net cash for investing activities in 2008. We used approximately $167.9 million of net cash to fund the acquisition of Blücher and we spent $7.6 million for acquisition costs related to prior years acquisitions. We received proceeds of $33.3 million from the sale of auction rate securities. We invested $26.2 million in capital equipment as part of our ongoing commitment to improve our manufacturing capabilities.

        We used $92.4 million of net cash from financing activities in 2008. This was primarily due to payments for our stock repurchase program, payments of debt and dividend payments, partially offset by increased borrowings under our line of credit.

        We generated $0.8 million of net cash from operating activities of discontinued operations in 2008 primarily attributable to TEAM and CWV partially offset by approximately $1.2 million for defense and other legal costs we incurred in the James Jones Litigation. We also received $1.3 million for reimbursements of defense costs.

        We used $2.2 million of net cash from investing activities of discontinued operations in 2008 primarily due to acquisition costs related to TEAM and to purchase capital equipment.

2007 Cash Flows

        We generated $90.0 million of cash from operating activities in 2007. We experienced increases in inventory in North America and China. The increases were primarily due to increased raw material costs. There was also a decrease in accounts payable, accrued expenses and other liabilities, primarily in Europe and North America. In Europe, accounts payable declined in 2007 due to a decline in inventory. In North America, payments for cash compensation increased in 2007. Also, cash payments to cover income tax obligations were greater during 2007. Accounts receivable decreased in all three segments.

        We used $84.7 million of net cash for investing activities in 2007. We invested $36.9 million in capital equipment as part of our ongoing commitment to improve our manufacturing capabilities. We invested $27.5 million in auction rate securities. We used $18.1 million to fund the acquisition of Topway. We paid $3.2 million for additional acquisition costs related to prior years acquisitions.

        We used $66.5 million of net cash from financing activities in 2007. This was primarily due to payments of debt, payments for our stock repurchase program and dividend payments, partially offset by increased borrowings under our line of credit and tax benefits from the exercise of stock awards.

        We generated $1.8 million of net cash from operating activities of discontinued operations in 2007 primarily attributable to CWV and TEAM. We paid approximately $0.5 million for defense costs and approximately $0.5 million for other legal costs incurred in the James Jones Litigation. We also received $1.0 million in indemnity payments.

        We used $2.7 million of net cash from investing activities of discontinued operations in 2007 primarily due to acquisition costs related to CWV and to purchase capital equipment.

Non-GAAP Financial Measures

        Our net debt to capitalization ratio (a non-GAAP financial measure, as reconciled below, defined as short and long-term interest-bearing liabilities less cash and cash equivalents as a percentage of the sum of short and long term interest-bearing liabilities less cash and cash equivalents plus total stockholders' equity) decreased to 9.9% for 2009 from 22.8% for 2008. The decrease resulted from decreased borrowings under our line of credit and increased cash.

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

        A reconciliation of net cash provided by continuing operations to free cash flow is provided below:

	Years Ended December 31,
	2009	2008	2007
	(in millions)
Net cash provided by continuing operations	$204.6	$145.0	$90.0
Less: additions to property, plant, and equipment	(24.2)	(26.2)	(36.9)
Plus: proceeds from the sale of property, plant, and equipment	0.8	1.1	0.6

Free cash flow	$181.2	$119.9	$53.7

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

        A reconciliation of long-term debt (including current portion) to net debt and our net debt to capitalization ratio is provided below:

	December 31,
	2009	2008
	(in millions)
Current portion of long-term debt	$50.9	$4.5
Plus: long-term debt, net of current portion	304.0	409.8
Less: cash and cash equivalents	(258.2)	(165.6)

Net debt	$96.7	$248.7

        A reconciliation of capitalization is provided below:

	December 31,
	2009	2008
	(in millions)
Net debt	$96.7	$248.7
Total stockholders' equity	879.6	842.4

Capitalization	$976.3	$1,091.1

Net debt to capitalization ratio	9.9%	22.8%

Contractual Obligations

        Our contractual obligations as of December 31, 2009 are presented in the following table:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
	(in millions)
Long-term debt obligations, including current maturities(a)	$354.9	$50.9	$1.4	$76.5	$226.1
Operating lease obligations	29.0	7.8	9.9	6.3	5.0
Capital lease obligations(a)	13.6	1.3	2.7	2.7	6.9
Pension contributions(b)	34.7	10.6	10.5	0.9	12.7
Interest(c)	104.5	19.1	35.6	29.1	20.7
Earnout payments(a)	0.5	0.5	—	—	—
Other (d)	25.7	22.3	1.5	1.3	0.6

Total	$562.9	$112.5	$61.6	$116.8	$272.0

(a)
as recognized in the consolidated balance sheet

(b)
Expected pension contributions include amounts to fully fund the defined benefit pension plan through 2011. Potential funding for service costs beyond 2011 are not included in contractual obligations. Those costs are currently estimated at $5 million per year.

(c)
assumes no borrowings against the revolving credit facility

(d)
includes commodity, capital expenditure commitments and other benefits at December 31, 2009

        We maintain letters of credit that guarantee our performance or payment to third parties in accordance with specified terms and conditions. Amounts outstanding were approximately $37.0 million as of December 31, 2009 and $39.3 million as of December 31, 2008. Our letters of credit are primarily associated with insurance coverage and to a lesser extent foreign purchases and generally expire within one year of issuance. These instruments may exist or expire without being drawn down, therefore they do not necessarily represent future cash flow obligations.

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

Application of Critical Accounting Policies and Key Estimates

        The preparation of our consolidated financial statements in accordance with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported. A critical accounting estimate is an assumption about highly uncertain matters and could have a material effect on the consolidated financial statements if another, also reasonable, amount were used, or, a change in the estimate is reasonably likely from period to period. We base our assumptions on historical experience and on other estimates that we believe are reasonable under the circumstances. Actual results could differ significantly from these estimates. There were no changes in our accounting policies or significant changes in our accounting estimates during 2009.

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

Goodwill and other intangibles

        We have made numerous acquisitions over the years which included the recognition of a significant amount of goodwill. Goodwill is tested for impairment annually or more frequently if an event or circumstance indicates that an impairment loss may have been incurred. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, and determination of the fair value of each reporting unit. In 2008 and 2009, we estimated the fair value of our reporting units using an income approach based on the present value of estimated future cash flows. We believe this approach yields the most appropriate evidence of fair value as our reporting units are not easily compared to other corporations involved in similar businesses.

        Intangible assets such as purchased technology are generally recorded in connection with a business acquisition. Values assigned to intangible assets are determined by an independent valuation firm based on our estimates and judgments regarding expectations of the success and life cycle of products and technology acquired. As of our October 25, 2009 testing date, we determined we had seven reporting units in continuing operations, one which had no goodwill.

        We review goodwill for impairment utilizing a two-step process. The first step of the impairment test requires a comparison of the fair value of each of our reporting units to the respective carrying value. If the carrying value of a reporting unit is less than its fair value, no indication of impairment exists and a second step is not performed. If the carrying amount of a reporting unit is higher than its fair value, there is an indication that an impairment may exist and a second step must be performed. In the second step, the impairment is computed by comparing the implied fair value of the reporting unit's goodwill with the carrying amount of the goodwill. If the carrying amount of the reporting unit's goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess and charged to operations.

        Inherent in our development of the present value of future cash flow projections are assumptions and estimates derived from a review of our operating results, business plans, expected growth rates, cost of capital and tax rates. We also make certain assumptions about future economic conditions and other market data. We develop our assumptions based on our historical results including sales growth, operating profits, working capital levels and tax rates.

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

        During 2009, we recognized a non-cash pre-tax charge of approximately $3.3 million as an impairment of some of the indefinite lived intangible assets.

        During the fourth quarter of 2008, we recognized an aggregate non-cash goodwill impairment charge of $22.0 million related to our water quality business unit within our North America segment. The charge reflected the challenges of the residential construction cycle, as well as the broader economic and credit environment.

        As of our October 25, 2009 testing date, we had approximately $435.8 million of goodwill on our balance sheet. Our impairment testing indicated that the fair values of the reporting units exceeded the carrying values, thereby resulting in no impairment. The results of this impairment analysis are summarized in the table below:

	Goodwill balance at October 25, 2009	Book value of reporting unit at October 25, 2009	Estimated fair value at October 25, 2009
	(in millions)
Reporting unit
Regulator	$124.2	$328.2	$406.0
Europe	153.3	362.5	422.7
Blücher	86.7	159.6	185.4
Dormont	39.2	77.7	88.8
Orion	24.6	34.2	38.2
China	7.8	53.8	83.4

        The underlying analyses supporting our fair value assessment related to our outlook of the business' long-term performance, which included key assumptions as to the appropriate discount rate and long-term growth rate. In connection with our October 25, 2009 impairment test, we utilized discount rates ranging from 11.3% to 15% and long-term terminal growth rates from 3% to 5% beyond our planning periods.

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

Legal contingencies

        We are a defendant in numerous legal matters including those involving environmental law and product liability as discussed in more detail in Part I, Item 1. "Business—Product Liability, Environmental and Other Litigation Matters." As required by GAAP, we determine whether an estimated loss from a loss contingency should be accrued by assessing whether a loss is deemed probable and the loss amount can be reasonably estimated, net of any applicable insurance proceeds. Estimates of potential outcomes of these contingencies are developed in consultation with outside counsel. While this assessment is based upon all available information, litigation is inherently uncertain and the actual liability to fully resolve this litigation cannot be predicted with any assurance of accuracy. Final resolution of these matters could possibly result in significant effects on our results of operations, cash flows and financial position.

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

New Accounting Standards

        In October 2009, the Financial Accounting Standards Board (FASB) issued an accounting standard update to improve disclosures related to fair value measurements. This update will require new disclosures when significant transfers in and out of the various fair value levels occur. This update will require a reconciliation for fair value measurements using significant unobservable inputs (level 3) be prepared on a gross basis, separately presenting information about purchases, sales, issuance and settlements. In addition, this update will amend current disclosure requirements for postretirement benefit plan assets. This update will be effective for interim and annual periods beginning after December 15, 2009, except for disclosures regarding level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are evaluating the impact that this update will have but do not expect the adoption to have a material impact on our consolidated financial statements.

        In October 2009, FASB issued an accounting standard update to address accounting for multiple-deliverable arrangements, specifically addressing how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. This update established a hierarchy for determining the selling price of a deliverable. This standard also expands disclosures relating to an entity's multiple-deliverable revenue arrangements. This update is effective prospectively for all arrangements entered into or materially modified in fiscal years beginning after June 15, 2010. The adoption of this update is not expected to have a material impact on our consolidated financial statements.

        In June 2009, FASB issued a new standard which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This standard also establishes the FASB Accounting Standards Codification (ASC) as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of non-governmental financial statements. This standard is effective for all interim and annual financial statements issued after September 15, 2009. The adoption of this standard did not have a material impact on our consolidated financial statements.

        In June 2009, FASB issued a new standard which requires an entity to perform an analysis to determine whether the variable interest or interests give it a controlling financial interest. This statement also requires an entity to regularly reassess whether the entity has a controlling financial interest in the variable interest or interests. This statement will also expand disclosures on variable interest or interests in the footnotes. This standard is effective for the first annual reporting period beginning after November 15, 2009 as well as the interim period therein. The adoption of this standard did not have a material impact on our consolidated financial statements.

        In June 2009, FASB issued a new standard which eliminates the concept of a qualifying special-purpose entity as defined in other GAAP literature. This statement also establishes more stringent conditions for reporting a transfer of a portion of a financial asset as a sale and changes the initial measurement of a transferor's interest in transferred financial assets. This statement expands disclosures for interim and annual reports and is effective for the first annual reporting period beginning after November 15, 2009. The adoption of this standard did not have a material impact on our consolidated financial statements

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

        Our foreign subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials and are denominated in European currencies or the U.S. or Canadian dollar. We use foreign currency forward exchange contracts to manage the risk related to intercompany purchases that occur during the course of a year and certain open foreign currency denominated commitments to sell products to third parties. For 2009, the amounts recorded in other income for the change in the fair value of such contracts was immaterial.

        We have historically had a low exposure on the cost of our debt to changes in interest rates. Information about our long-term debt including principal amounts and related interest rates appears in Note 11 of Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

        During 2008, we entered into a series of copper swap contracts to fix the price per pound of copper for one customer which expired in 2009. These swaps are classified as economic hedges, as more fully explained in Note 16 of Notes to the Consolidated Financial Statements. For the period ended December 31, 2009 and 2008, we recorded a $0.3 million gain and $1.6 million loss, respectively, associated with the copper swaps in other expense.

        We used a discounted cash flow model for determining the value of the ARS and the UBS rights. As there is no active market for the ARS and the rights are non-transferable, we believe that the discounted cash flow model gives the best estimate of fair value at December 31, 2009 and 2008. The model includes assumptions that are more fully explained in Note 16 of Notes to the Consolidated Financial Statements. The most sensitive of these assumptions is the illiquidity spread. We engaged valuation experts to develop the models. The illiquidity spread increases the discount rate, thereby decreasing the estimated fair value. To value the rights issued by UBS, we used a discounted cash flow model to estimate the fair value based on the assumption we will exercise our option at the earliest convenience. While we believe the assumptions used are consistent with the current market view on the ARS and are reasonable, different assumptions could significantly affect our valuation of ARS.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The financial statements listed in section (a) (1) of "Part IV, Item 15. Exhibits and Financial Statement Schedules" of this annual report are incorporated herein by reference.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

Item 9A.    CONTROLS AND PROCEDURES.

        As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily applies its judgment in evaluating and implementing possible controls and procedures. The effectiveness of our disclosure controls and procedures is also necessarily limited by the staff and other resources available to us and the geographic diversity of our operations. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In connection with these rules, we will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

        Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

        Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2009.

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

        We have audited Watts Water Technologies, Inc.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Watts Water Technologies, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Watts Water Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Watts Water Technologies, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 1, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Boston, Massachusetts
March 1, 2010

Item 9B.    OTHER INFORMATION.

        None.

 PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        Information with respect to the executive officers of the Company is set forth in Part I, Item 1 of this Report under the caption "Executive Officers and Directors" and is incorporated herein by reference. The information provided under the captions "Information as to Nominees for Director," "Corporate Governance," and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders to be held on May 12, 2010 is incorporated herein by reference.

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

Item 11.    EXECUTIVE COMPENSATION.

        The information provided under the captions "Director Compensation," "Corporate Governance," "Compensation Discussion and Analysis," "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," and "Compensation Committee Report" in our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders to be held on May 12, 2010 is incorporated herein by reference.

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

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The information appearing under the caption "Principal Stockholders" in the Registrant's Proxy Statement relating to the 2010 Annual Meeting of Stockholders to be held on May 12, 2010 is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table provides information as of December 31, 2009, about the shares of Class A Common Stock that may be issued upon the exercise of stock options issued under the Company's 2004 Stock Incentive Plan, 1991 Directors' Non-Qualified Stock Option Plan, 1996 Stock Option Plan and 2003 Non-Employee Directors' Stock Option Plan and the settlement of restricted stock units granted under our Management Stock Purchase Plan as well as the number of shares remaining for future issuance under our 2004 Stock Incentive Plan and Management Stock Purchase Plan.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,650,199	(1)	$24.53	2,428,706	(2)
Equity compensation plans not approved by security holders	None		None	None
Total	1,650,199	(1)	$24.53	2,428,706	(2)

(1)
Represents 1,299,733 outstanding options under the 1991 Directors' Non-Qualified Stock Option Plan, 1996 Incentive Stock Option Plan, 2003 Non-Employee Directors' Stock Option Plan and 2004 Stock Incentive Plan, and 350,466 outstanding restricted stock units under the Management Stock Purchase Plan.

(2)
Includes 1,604,860 shares available for future issuance under the 2004 Stock Incentive Plan, and 823,846 shares available for future issuance under the Management Stock Purchase Plan.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

        The information provided under the captions "Corporate Governance" and "Policies and Procedures for Related Person Transactions" in our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders to be held on May 12, 2010 is incorporated herein by reference.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The information provided under the caption "Ratification of Independent Registered Public Accounting Firm" in our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders to be held on May 12, 2010 is incorporated herein by reference.

 PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial Statements

        The following financial statements are included in a separate section of this Report commencing on the page numbers specified below:

(a)(2) Schedules

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2009, 2008 and 2007	98

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
DATED: March 1, 2010

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ PATRICK S. O'KEEFE Patrick S. O'Keefe	Chief Executive Officer, President and Director	March 1, 2010
/S/ WILLIAM C. MCCARTNEY William C. McCartney	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 1, 2010
/S/ ROBERT L. AYERS Robert L. Ayers	Director	February 26, 2010
/S/ KENNETT F. BURNES Kennett F. Burnes	Director	February 26, 2010
/S/ RICHARD J. CATHCART Richard J. Cathcart	Director	February 26, 2010
/S/ TIMOTHY P. HORNE Timothy P. Horne	Director	February 26, 2010
/S/ RALPH E. JACKSON, JR. Ralph E. Jackson, Jr.	Director	February 26, 2010

Signature	Title	Date

/S/ KENNETH J. MCAVOY Kenneth J. McAvoy	Director	February 26, 2010
/S/ JOHN K. MCGILLICUDDY John K. McGillicuddy	Director	February 26, 2010
/S/ GORDON W. MORAN Gordon W. Moran	Chairman of the Board	February 26, 2010
/S/ DANIEL J. MURPHY, III Daniel J. Murphy, III	Director	February 26, 2010

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Watts Water Technologies, Inc.:

        We have audited the accompanying consolidated balance sheets of Watts Water Technologies, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Watts Water Technologies, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Watts Water Technologies, Inc.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2010 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Boston, Massachusetts
March 1, 2010

Watts Water Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(Amounts in millions, except per share information)

	Years Ended December 31,
	2009	2008	2007
Net sales	$1,225.9	$1,431.4	$1,356.3
Cost of goods sold	790.8	949.6	902.1

GROSS PROFIT	435.1	481.8	454.2
Selling, general and administrative expenses	323.5	355.6	327.0
Restructuring and other charges	16.1	5.6	3.2
Goodwill and other indefinite-lived intangible asset impairment charges	3.3	22.0	—

OPERATING INCOME	92.2	98.6	124.0

Other (income) expense:
Interest income	(0.9)	(5.1)	(14.5)
Interest expense	22.0	26.2	27.1
Other	(1.2)	9.5	2.3

Total other expense	19.9	30.6	14.9

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND NONCONTROLLING INTEREST	72.3	68.0	109.1
Provision for income taxes	31.3	24.7	36.2

INCOME FROM CONTINUING OPERATIONS	41.0	43.3	72.9
Income (loss) from discontinued operations, net of taxes	(23.6)	1.4	1.7

NET INCOME BEFORE NONCONTROLLING INTEREST	17.4	44.7	74.6
Plus: Net loss attributable to the noncontrolling interest	—	1.9	2.8

NET INCOME ATTRIBUTABLE TO WATTS WATER TECHNOLOGIES, INC.	$17.4	$46.6	$77.4

Net income from continuing operations attributable to Watts Water Technologies, Inc.	$41.0	$45.2	$75.7

Basic EPS
Income (loss) per share attributable to Watts Water Technologies, Inc.:
Continuing operations	$1.11	$1.23	$1.96
Discontinued operations	(0.64)	0.04	0.04

NET INCOME	$0.47	$1.27	$2.00

Weighted average number of shares	37.0	36.6	38.6

Diluted EPS
Income (loss) per share attributable to Watts Water Technologies, Inc.:
Continuing operations	$1.10	$1.23	$1.94
Discontinued operations	(0.63)	0.04	0.04

NET INCOME	$0.47	$1.26	$1.99

Weighted average number of shares	37.1	36.8	39.0

Dividends per share	$0.44	$0.44	$0.40

The accompanying notes are an integral part of these consolidated financial statements.

Watts Water Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in millions, except share information)

	December 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$258.2	$165.6
Short-term investment securities	6.5	—
Trade accounts receivable, less allowance for doubtful accounts of $7.5 million in 2009 and $9.6 million in 2008	181.3	215.4
Inventories, net	266.7	333.7
Prepaid expenses and other assets	22.1	14.0
Deferred income taxes	35.4	40.1
Assets held for sale	11.3	—
Assets of discontinued operations	15.3	23.9

Total Current Assets	796.8	792.7
PROPERTY, PLANT AND EQUIPMENT, NET	206.5	231.0
OTHER ASSETS:
Goodwill	425.1	417.5
Long-term investment securities	—	8.3
Intangible assets, net	151.2	166.0
Deferred income taxes	3.0	6.9
Other, net	8.8	8.9
Other noncurrent assets of discontinued operations	—	28.8

TOTAL ASSETS	$1,591.4	$1,660.1

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$102.3	$112.5
Accrued expenses and other liabilities	105.9	101.4
Accrued compensation and benefits	45.9	41.3
Current portion of long-term debt	50.9	4.5
Liabilities of discontinued operations	2.0	35.2

Total Current Liabilities	307.0	294.9
LONG-TERM DEBT, NET OF CURRENT PORTION	304.0	409.8
DEFERRED INCOME TAXES	43.0	40.3
OTHER NONCURRENT LIABILITIES	57.8	70.6
OTHER NONCURRENT LIABILITIES OF DISCONTINUED OPERATIONS	—	2.1
STOCKHOLDERS' EQUITY:
Preferred Stock, $0.10 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Class A Common Stock, $0.10 par value; 80,000,000 shares authorized; 1 vote per share; issued and outstanding, 29,506,523 shares in 2009 and 29,250,175 shares in 2008	3.0	2.9
Class B Common Stock, $0.10 par value; 25,000,000 shares authorized; 10 votes per share; issued and outstanding, 7,193,880 shares in 2009 and 7,293,880 shares at 2008	0.7	0.7
Additional paid-in capital	393.7	386.9
Retained earnings	452.1	451.7
Accumulated other comprehensive income	30.1	0.2

Total Stockholders' Equity	879.6	842.4

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,591.4	$1,660.1

The accompanying notes are an integral part of these consolidated financial statements.

Watts Water Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)

(Amounts in millions, except share information)

	Class A Common Stock		Class B Common Stock
							Accumulated Other Comprehensive Income (Loss)
					Additional Paid-In Capital	Retained Earnings		Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2006	31,239,111	$3.1	7,293,880	$0.7	$367.8	$429.6	$25.4	$826.6
Comprehensive income:
Net income						77.4		77.4
Cumulative translation adjustment							39.1	39.1
Pension plan gain arising during the year, net of tax of $3.0 million							4.2	4.2

Comprehensive income								120.7

Impact upon adoption of new GAAP						(0.8)		(0.8)
Shares of Class A Common Stock issued upon the exercise of stock options	66,658				1.1			1.1
Tax benefit for stock options exercised					1.0			1.0
Stock-based compensation					6.0			6.0
Issuance of shares of restricted Class A Common Stock	58,726							—
Net change in restricted stock units	109,977				1.7			1.7
Repurchase and retirement of Class A Common Stock	(874,416)					(25.2)		(25.2)
Common Stock dividends						(15.6)		(15.6)

Balance at December 31, 2007	30,600,056	$3.1	7,293,880	$0.7	$377.6	$465.4	$68.7	$915.5
Comprehensive income:
Net income						46.6		46.6
Cumulative translation adjustment							(51.8)	(51.8)
Pension plan loss arising during the year, net of tax of $9.7 million							(16.7)	(16.7)

Comprehensive loss								(21.9)

Shares of Class A Common Stock issued upon the exercise of stock options	85,512				1.6			1.6
Stock-based compensation					5.3			5.3
Issuance of shares of restricted Class A Common Stock	73,542
Net change in restricted stock units	109,689				2.4			2.4
Repurchase and retirement of Class A Common Stock	(1,618,624)	(0.2)				(44.1)		(44.3)
Common Stock dividends						(16.2)		(16.2)

Balance at December 31, 2008	29,250,175	$2.9	7,293,880	$0.7	$386.9	$451.7	$0.2	$842.4
Comprehensive income:
Net income						17.4		17.4
Cumulative translation adjustment							26.2	26.2
Pension plan gain arising during the year, net of tax of $1.4 million							3.7	3.7

Comprehensive income								47.3

Shares of Class B Common Stock converted to Class A Common Stock	100,000		(100,000)
Shares of Class A Common Stock issued upon the exercise of stock options	30,194	0.1			0.4			0.5
Stock-based compensation					4.9			4.9
Issuance of net shares of restricted Class A Common Stock	58,454
Net change in restricted stock units	67,700				1.5			1.5
Repurchase and retirement of Class A Common Stock						(0.8)		(0.8)
Common Stock dividends						(16.2)		(16.2)

Balance at December 31, 2009	29,506,523	$3.0	7,193,880	$0.7	$393.7	$452.1	$30.1	$879.6

The accompanying notes are an integral part of these consolidated financial statements.

Watts Water Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in millions)

	Years Ended December 31,
	2009	2008	2007
OPERATING ACTIVITIES
Net income attributable to Watts Water Technologies, Inc.	$17.4	$46.6	$77.4
Less: Income (loss) from discontinued operations, net of taxes	(23.6)	1.4	1.7

Net income from continuing operations attributable to Watts Water Technologies, Inc.	41.0	45.2	75.7
Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
Depreciation	33.7	31.5	28.1
Amortization	13.1	12.2	9.2
Loss on disposal and impairment of goodwill, property, plant and equipment and other	12.1	24.0	2.0
Stock-based compensation	4.9	5.3	6.0
Deferred income tax (benefit)	9.4	(18.7)	(8.2)
Changes in operating assets and liabilities, net of effects from business acquisitions and divestures:
Accounts receivable	38.3	20.9	7.1
Inventories	71.5	15.1	(7.4)
Prepaid expenses and other assets	(7.6)	8.3	(1.3)
Accounts payable, accrued expenses and other liabilities	(11.8)	1.2	(21.2)

Net cash provided by continuing operations	204.6	145.0	90.0

INVESTING ACTIVITIES
Additions to property, plant and equipment	(24.2)	(26.2)	(36.9)
Proceeds from the sale of property, plant and equipment	0.8	1.1	0.6
Investments in securities	—	(2.7)	(27.5)
Proceeds from sale of securities	1.7	33.3	0.4
Other, net	0.7	—	—
Business acquisitions, net of cash acquired	(0.3)	(175.5)	(21.3)

Net cash used in investing activities	(21.3)	(170.0)	(84.7)

FINANCING ACTIVITIES
Proceeds from long-term debt	1.7	22.9	43.8
Payments of long-term debt	(61.5)	(54.9)	(71.5)
Payment of capital leases	(1.3)	(1.3)	(1.7)
Proceeds from share transactions under employee stock plans	0.4	1.6	1.1
Tax benefit of stock awards exercised	(0.3)	—	1.0
Payments to repurchase common stock	—	(44.5)	(23.6)
Dividends	(16.2)	(16.2)	(15.6)

Net cash used in financing activities	(77.2)	(92.4)	(66.5)

Effect of exchange rate changes on cash and cash equivalents	8.0	(5.9)	9.4
Net cash provided by (used in) operating activities of discontinued operations	(21.2)	0.8	1.8
Net cash used in investing activities of discontinued operations	(0.3)	(2.2)	(2.7)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	92.6	(124.7)	(52.7)

Cash and cash equivalents at beginning of year	165.6	290.3	343.0

CASH AND CASH EQUIVALENTS AT END OF YEAR	$258.2	$165.6	$290.3

NON CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of businesses:
Fair value of assets acquired	$—	$231.5	$23.7
Cash paid, net of cash acquired	—	176.8	22.7

Liabilities assumed	$—	$54.7	$1.0

Acquisitions of property, plant and equipment under capital lease	$—	$—	$1.4

Issuance of stock under management stock purchase plan	$1.5	$1.6	$1.7

Liability for shares repurchased	$—	$—	$1.4

CASH PAID FOR:
Interest	$22.0	$26.9	$27.1

Taxes	$36.6	$45.1	$48.0

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

Investment Securities

        Investment securities at December 31, 2009 and 2008 consisted of auction rate securities (ARS) whose underlying investments were in municipal bonds and student loans and investments in rights issued by UBS, AG (UBS). The securities were purchased at par value. The rights issued by UBS were received in connection with a settlement agreement. See Note 16 for additional information regarding the rights issued by UBS. The Company classified its debt securities and investment in rights from UBS as trading securities.

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

Concentration of Credit

        The Company sells products to a diversified customer base and, therefore, has no significant concentrations of credit risk. In 2009 and 2008, no one customer accounted for 10.0% or more of the Company's total sales.

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

Goodwill and Other Intangible Assets

        Goodwill is recorded when the consideration paid for acquisitions exceeds the fair value of net tangible and intangible assets acquired. Goodwill and other intangible assets with indefinite useful lives are not amortized, but rather are tested annually for impairment. The test was performed as of October 25, 2009.

Assets held for sale

        The Company accounts for assets held for sale when management has committed to a plan to sell the asset or group of assets, is actively marketing the asset or group of assets, the asset or group of assets can be sold in its current condition in a reasonable period of time and the plan is not expected to change. As of December 31, 2009, the Company is actively marketing two properties and one group of assets worldwide and expects to complete the sale of these assets or group of assets in the next twelve months. The Company recorded estimated losses of $7.8 million to reduce these assets or group of assets down to their estimated fair value, less any costs to sell. This amount is recorded as a component of restructuring and other costs in the consolidated statements of operations. See Note 4 for additional information associated with the Company's restructuring charges.

Impairment of Goodwill and Long-Lived Assets

        The changes in the carrying amount of goodwill by geographic segment are as follows:

	North America	Europe	China	Discontinued Operations	Total
	(in millions)
Gross balance at January 1, 2008	$211.0	$151.9	$6.1	$16.8	$385.8
Accumulated impairment losses	—	—	—	—	—

Net goodwill at January 1, 2008	211.0	151.9	6.1	16.8	385.8
Goodwill acquired during the period	—	89.5	3.3	—	92.8
Adjustments to goodwill during the period	0.4	—	(2.1)	(0.5)	(2.2)
Goodwill impairment charge	(22.0)	—	—	—	(22.0)
Effect of change in exchange rates used for translation	(1.1)	(20.1)	0.6	(2.5)	(23.1)

Net change in goodwill	(22.7)	69.4	1.8	(3.0)	45.5

Gross balance at December 31, 2008	$210.3	$221.3	$7.9	$13.8	$453.3
Accumulated impairment losses	(22.0)	—	—	—	(22.0)

Net goodwill at December 31, 2008	$188.3	$221.3	$7.9	$13.8	$431.3
Adjustments to goodwill during the period, net	(0.6)	—	—	—	(0.6)
Goodwill related to discontinued operations	—	—	—	(14.5)	(14.5)
Effect of change in exchange rates used for translation	0.7	7.5	—	0.7	8.9

Net change in goodwill	0.1	7.5	—	(13.8)	(6.2)

Gross balance at December 31, 2009	$210.4	$228.8	$7.9	$—	$447.1
Accumulated impairment losses	(22.0)	—	—	—	(22.0)

Net goodwill at December 31, 2009	$188.4	$228.8	$7.9	$—	$425.1

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(2) Accounting Policies (Continued)

        In 2008, the Company completed an assessment of the fair value of the net assets of its water quality business unit, which includes a number of businesses that were purchased over time, and recorded a pre-tax goodwill impairment charge of $22.0 million due to sales declining from prior year levels and from the Company's expectations of lower commercial and residential project activity. The Company estimated the fair value of the reporting unit using the expected present value of future cash flows.

        In February 2009, the Company reached a settlement with the seller regarding a purchase price adjustment to the Core Industries, Inc. acquisition that resulted in the Company receiving $1.1 million. In May 2009, the Company deconsolidated TEAM Precision Pipework, Ltd. (TEAM). As a result of the deconsolidation, the Company reduced goodwill by $8.4 million associated with TEAM. See Note 3 for additional information relating to the deconsolidation of TEAM. In September 2009, the Company's Board of Directors approved a plan to dispose of its investment in Watts Valve (Changsha) Co., Ltd. (CWV), an indirect wholly-owned subsidiary of the Company located in China. The Company classified the net assets of CWV as a discontinued operation and recorded a decrease in the net assets to their estimated fair value less costs to sell. As a result, the Company reduced goodwill by $6.1 million associated with CWV. See Note 3 and Note 5 for additional information relating to CWV.

        Goodwill is tested for impairment at least annually or more frequently if events or circumstances indicate that it is "more likely than not" that goodwill might be impaired, such as a change in business conditions. The Company performs its annual goodwill impairment assessment in the fourth quarter of each year.

        Intangible assets with estimable lives and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of intangible assets with estimable lives and other long-lived assets is measured by a comparison of the carrying amount of an asset or asset group to future net undiscounted pretax cash flows expected to be generated by the asset or asset group. If these comparisons indicate that an asset is not recoverable, the impairment loss recognized is the amount by which the carrying amount of the asset or asset group exceeds the related estimated fair value. Estimated fair value is based on either discounted future pretax operating cash flows or appraised values, depending on the nature of the asset. The Company determines the discount rate for this analysis based on the expected internal rate of return for the related business and does not allocate interest charges to the asset or asset group being measured. Judgment is required to estimate future operating cash flows.

        In connection with the restructuring plan announced in February 2009, the Company will be closing several facilities to reduce the overall size of its manufacturing footprint. The Company concluded that it is more likely than not that the carrying amount of certain assets held and used may not be recoverable. Specifically, the Company identified a long-lived asset group primarily comprised of buildings and land use rights in China. The Company used an undiscounted future cash flow model to test the long-lived asset group based on the primary asset identified, the current economic outlook and the estimated fair value from the ultimate disposition of the asset group. The inputs used in this analysis are unobservable inputs (level 3). Based on the analysis performed, the Company recorded a $5.5 million impairment charge for one asset group in China during the quarter ended September 27, 2009. This charge is reported in restructuring and other charges in the consolidated statements of operations.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(2) Accounting Policies (Continued)

        In connection with the plan to dispose of CWV, certain long-lived assets were reduced by $3.9 million to reflect their estimated fair value less cost to sell. This charge was recorded in discontinued operations as part of the $8.5 million loss on disposal.

        Intangible assets include the following:

	December 31,
	2009		2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$17.3	$(8.5)	$17.4	$(7.3)
Customer relationships	103.6	(31.5)	101.1	(20.7)
Technology	15.0	(4.2)	7.5	(3.3)
Other	13.9	(5.6)	14.6	(5.3)

Total amortizable intangibles	149.8	(49.8)	140.6	(36.6)

Intangible assets not subject to amortization	51.2	—	62.0	—

Total	$201.0	$(49.8)	$202.6	$(36.6)

        Aggregate amortization expense for amortized intangible assets for 2009, 2008 and 2007 was $13.1 million, $12.2 million and $9.2 million, respectively. Additionally, future amortization expense on amortizable intangible assets is expected to be $13.1 million for 2010, $12.7 million for 2011, $10.3 million for 2012, $9.9 million for 2013, and $9.7 million for 2014. Amortization expense is provided on a straight-line basis over the estimated useful lives of the intangible assets. The weighted-average remaining life of total amortizable intangible assets is 10.2 years. Patents, customer relationships, technology and other amortizable intangibles have weighted-average remaining lives of 8.2 years, 9.2 years, 15.2 years and 14.1 years, respectively. Intangible assets not subject to amortization primarily include trademarks.

        Adjustments to indefinite lived intangible assets during the year ended December 31, 2009 relate primarily to a reclassification of one technology related intangible asset and the results from the annual impairment analysis evaluation performed as of October 25, 2009. The Company had previously classified a technology intangible asset as an indefinite lived intangible asset as it could not determine the time horizon over which that asset was expected to be used. During 2009, the Company concluded that this technology asset no longer has an indefinite life due in part to recent competition and changes in regulations. As a result, the Company increased technology amortizable intangible assets and reduced intangible assets not subject to amortization by approximately $7.5 million. The Company uses a royalty relief method to evaluate the current fair value of its trademarks and technology. Due to the decreases in sales experienced in several of its brands and technology in 2009 as well as the estimated outlook for future sales of these brands and technology, the Company recorded a pre-tax charge of $3.3 million to decrease these assets to their estimated fair value.

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

        The Company accounts for tax benefits when the item in question meets the more-likely-than-not (greater than 50% likelihood of being sustained upon examination by the taxing authorities) threshold. During 2009, the Company reduced its unrecognized tax benefits by approximately $0.6 million as a result of finalizing the federal tax audit and by $0.4 million resulting from voluntary disclosure agreements. The Company estimates that it is reasonably possible that a portion of the currently remaining unrecognized tax benefit may be recognized by the end of 2011 as a result of the conclusion of federal and foreign income tax audits. The amount of expense accrued for penalties and interest is $0.5 million worldwide.

        As of December 31, 2009, the Company had gross unrecognized tax benefits of approximately $2.8 million of which, approximately $2.5 million, if recognized, would affect the effective tax rate. The difference between the amount of unrecognized tax benefits and the amount that would impact the effective tax rate consists of the federal tax benefit of state income tax items. A reconciliation of the beginning and ending amount of unrecognized tax benefits and a separate analysis of accrued interest related to the unrecognized tax benefits is as follows:

(in millions)
Balance at January 1, 2009	$2.3
Increases related to prior year tax positions	1.6
Decreases related to prior year tax positions	(0.4)
Decreases related to statute expirations	(0.1)
Settlements	(0.6)

Balance at December 31, 2009	$2.8

        The Company is currently under audit by the Internal Revenue Service for the 2008 and 2007 tax years. The expected completion date for these audits is March 2011. The Company does not anticipate any significant adjustments at this time. Watts conducts business in a variety of locations throughout the world resulting in tax filings in numerous domestic and foreign jurisdictions. The Company is subject to tax examinations regularly as part of the normal course of business. The Company's major jurisdictions are the U.S., Canada, China, Netherlands, U.K., Germany, Italy and France. With few exceptions the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2003.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(2) Accounting Policies (Continued)

        The Company accounts for interest and penalties related to uncertain tax positions as a component of income tax expense.

        The statute of limitations in our major jurisdictions is open in the U.S. for the year 2006 and later; in Canada for 2005 and later; and in the Netherlands for 2005 and later.

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

Stock-Based Compensation

        The Company records compensation expense in the financial statements for share-based awards based on the grant date fair value of those awards. Stock-based compensation expense includes an estimate for pre-vesting forfeitures and is recognized over the requisite service periods of the awards on a straight-line basis, which is generally commensurate with the vesting term. The benefits associated with tax deductions in excess of recognized compensation cost are reported as a financing cash flow.

        At December 31, 2009, the Company had three stock-based compensation plans with total unrecognized compensation costs related to unvested stock-based compensation arrangements of approximately $7.7 million and a total weighted average remaining term of 2.4 years. For 2009, 2008 and 2007, the Company recognized compensation costs related to stock-based programs of approximately $4.9 million, $5.3 million and $6.0 million respectively, in selling, general and administrative expenses. The Company recorded approximately $0.6 million, $0.7 million and $0.7 million of tax benefits during 2009, 2008 and 2007, respectively, for the compensation expense relating to its stock options. For 2009, 2008 and 2007, the Company recorded approximately $1.2 million, $1.1 million and $1.3 million respectively, of tax benefit for its other stock-based plans. For 2009, 2008 and 2007, the recognition of total stock-based compensation expense impacted both basic and diluted net income per common share by $0.08, $0.10 and $0.10, respectively.

Net Income Per Common Share

        Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding. The calculation of diluted income per share assumes the conversion of all dilutive securities (see Note 13).

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(2) Accounting Policies (Continued)

        Net income attributable to Watt's Water Technologies, Inc. and number of shares used to compute net income per share, basic and assuming full dilution, are reconciled below:

	Years Ended December 31,
	2009			2008			2007
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(Amounts in millions, except per share information)
Basic EPS	$17.4	37.0	$0.47	$46.6	36.6	$1.27	$77.4	38.6	$2.00
Dilutive securities principally common stock options	—	0.1	—	—	0.2	(0.01)	—	0.4	(0.01)

Diluted EPS	$17.4	37.1	$0.47	$46.6	36.8	$1.26	$77.4	39.0	$1.99

        The computation of diluted net income per share for the years ended December 31, 2009, 2008 and 2007 excludes the effect of the potential exercise of options to purchase approximately 0.9 million, 1.0 million and 0.5 shares, respectively, because the exercise price of the option was greater than the average market price of the Class A Common Stock, as the effect would have been anti-dilutive.

        During the years ended December 31, 2008 and 2007, the Company repurchased approximately 1.6 million shares and 0.9 million shares, respectively, of its Class A Common Stock.

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

        Derivative instruments may be designated and accounted for as either a hedge of a recognized asset or liability (fair value hedge) or a hedge of a forecasted transaction (cash flow hedge). For a fair value hedge, both the effective and ineffective portions of the change in fair value of the derivative instrument, along with an adjustment to the carrying amount of the hedged item for fair value changes attributable to the hedged risk, are recognized in earnings. For a cash flow hedge, changes in the fair value of the derivative instrument that are highly effective are deferred in accumulated other comprehensive income or loss until the underlying hedged item is recognized in earnings.

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

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(2) Accounting Policies (Continued)

        Foreign currency derivatives include forward foreign exchange contracts primarily for Canadian dollars. Metal derivatives included commodity swaps for copper. During 2009 and 2008, the Company used a copper swap as a means of hedging exposure to metal prices (see Note 16).

        Portions of the Company's outstanding debt are exposed to interest rate risks. The Company monitors its interest rate exposures on an ongoing basis to maximize the overall effectiveness of its interest rates.

Shipping and Handling

        Shipping and handling costs included in selling, general and administrative expense amounted to $31.4 million, $39.4 million and $38.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Research and Development

        Research and development costs included in selling, general, and administrative expense amounted to $17.8 million, $17.5 million and $15.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Revenue Recognition

        The Company recognizes revenue when all of the following criteria have been met: the Company has entered into a binding agreement, the product has been shipped and title passes, the sales price to the customer is fixed or is determinable, and collectability is reasonably assured. Provisions for estimated returns and allowances are made at the time of sale, and are recorded as a reduction of sales and included in the allowance for doubtful accounts in the Consolidated Balance Sheets. The Company records provisions for sales incentives (primarily volume rebates), as an adjustment to net sales, at the time of sale based on estimated purchase targets.

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

New Accounting Standards

        In October 2009, the Financial Accounting Standards Board (FASB) issued an accounting standard update to improve disclosures related to fair value measurements. This update will require new disclosures when significant transfers in and out of the various fair value levels occur. This update will require a reconciliation for fair value measurements using significant unobservable inputs (level 3) be prepared on a gross basis, separately presenting information about purchases, sales, issuance and settlements. In addition, this update will amend current disclosure requirements for postretirement benefit plan assets. This update will be effective for interim and annual periods beginning after December 15, 2009, except for disclosures regarding level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(2) Accounting Policies (Continued)

fiscal years. The Company is evaluating the impact that this update will have but does not expect the adoption to have a material impact on its consolidated financial statements.

        In October 2009, the FASB issued an accounting standard update to address accounting for multiple-deliverable arrangements, specifically addressing how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. This update established a hierarchy for determining the selling price of a deliverable. This standard also expands disclosures relating to an entity's multiple-deliverable revenue arrangements. This update is effective prospectively for all arrangements entered into or materially modified in fiscal years beginning after June 15, 2010. The adoption of this update is not expected to have a material impact on the Company's consolidated financial statements.

        In June 2009, the FASB issued a new standard which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with Generally Accepted Accounting Principles (GAAP) in the United States (the GAAP hierarchy). This standard also establishes the FASB Accounting Standards Codification (ASC) as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of non-governmental financial statements. This standard is effective for all interim and annual financial statements issued after September 15, 2009. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

        In June 2009, the FASB issued a new standard which requires an entity to perform an analysis to determine whether the variable interest or interests give it a controlling financial interest. This statement also requires an entity to regularly reassess whether the entity has a controlling financial interest in the variable interest or interests. This statement will also expand disclosures on variable interest or interests in the footnotes. This standard is effective for the first annual reporting period beginning after November 15, 2009 as well as the interim period therein. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

        In June 2009, the FASB issued a new standard which eliminates the concept of a qualifying special-purpose entity as defined in other GAAP literature. This statement also establishes more stringent conditions for reporting a transfer of a portion of a financial asset as a sale and changes the initial measurement of a transferor's interest in transferred financial assets. This statement expands disclosures for interim and annual reports and is effective for the first annual reporting period beginning after November 15, 2009. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

(3) Discontinued Operations

        In September 2009, the Company's Board of Directors approved the sale of its investment in CWV. CWV is a manufacturer of large diameter hydraulic-actuated butterfly valves for thermo-power and hydro-power plants, water distribution projects and water works projects in China. Management determined that CWV's business no longer fit strategically with the Company. The Company completed the sale of CWV in January 2010. See Note 5 for further information related to CWV.

        The Company evaluated the classification of the assets and liabilities of CWV and concluded that the net assets qualified as discontinued operations. The Company evaluated the fair value less cost to sell of the net assets of CWV and recorded an estimated pre-tax non-cash loss of approximately $8.5 million based on the final agreement with the buyer (level 1). The Company concluded that the future cash flows associated with CWV will be completely eliminated from the continuing operations of

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(3) Discontinued Operations (Continued)

the Company. As such, the Company classified CWV's result of operations and the loss from the disposition as discontinued operations for all periods presented.

        In May 2009, the Company liquidated its TEAM business, located in Ammanford, U.K. TEAM custom designed and manufactured manipulated pipe and hose tubing assemblies and served the heating, ventilation and air conditioning and automotive markets in Western Europe. Management determined the business no longer fit strategically with the Company and that a sale of TEAM was not feasible. On May 22, 2009, the Company appointed an administrator for TEAM under the United Kingdom Insolvency Act of 1986. During the administration process, the administrator has sole control over, and responsibility for, TEAM's operations, assets and liabilities. The Company deconsolidated TEAM when the administrator obtained control of TEAM. The deconsolidation resulted in the recognition of a $18.0 million pre-tax non-cash loss in 2009. The Company evaluated the operations of TEAM and determined that it will not have a continuing involvement in TEAM's operations and cash flows. As a result of the loss of control, TEAM's cash flows and operations have been eliminated from the continuing operations of the Company. As such, the Company has classified TEAM's results of operations and the loss from deconsolidation as discontinued operations for all periods presented.

        In September 1996, the Company divested its Municipal Water Group businesses, which included Henry Pratt, James Jones Company and Edward Barber and Company Ltd. The discontinued operating expense for 2009 and 2008 are related to the operations and write-off of TEAM, operations and estimated loss on the net assets of CWV and legal costs, net of reserve adjustments, associated with the James Jones Litigation (see Note 15).

        Condensed operating statements for discontinued operations are summarized below:

	Years Ended December 31,
	2009	2008	2007
	(in millions)
Operating income (loss)—TEAM	$(0.3)	$0.4	$0.6
Operating income (loss)—CWV	(5.3)	2.0	1.3
Costs and expenses—Municipal Water Group	(0.3)	(1.1)	(0.4)
Write down of net assets—CWV	(8.5)	—	—
Adjustments to reserves for litigation—Municipal Water Group	9.5
Loss on disposal—TEAM	(18.0)	—	—

Income (loss) before income taxes	(22.9)	1.3	1.5
Income tax expense (benefit)	0.7	(0.1)	(0.2)

Income (loss) from discontinued operations, net of taxes	$(23.6)	$1.4	$1.7

        The Company did not recognize any tax benefits on the write down of net assets of CWV as the Company does not believe that it is more likely than not that the tax benefits would be realized.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(3) Discontinued Operations (Continued)

        Revenues reported in discontinued operations are as follows:

	Years Ended December 31,
	2009	2008	2007
	(in millions)
Revenues—CWV	$11.5	$14.0	$13.2
Revenues—TEAM	2.6	13.9	12.8

Total revenues—discontinued operations	$14.1	$27.9	$26.0

        The carrying amounts of major classes of assets and liabilities at December 31, 2009 and December 31, 2008 associated with discontinued operations are as follows:

	December 31, 2009	December 31, 2008
	(in millions)
Accounts receivable	$4.2	$5.9
Inventories	4.2	5.3
Prepaid expenses and other assets	2.3	1.9
Property, plant & equipment, net	1.3	6.4
Deferred income taxes	1.8	10.8
Intangible assets	1.5	8.6
Goodwill	—	13.8

Assets of discontinued operations	$15.3	$52.7

Accounts payable	$2.1	$2.7
Accrued expenses and other liabilities	(0.6)	32.5
Deferred taxes payable	0.5	2.1

Liabilities of discontinued operations	$2.0	$37.3

(4) Restructuring and Other (Income) Charges

        The Company's Board of Directors approves all major restructuring programs that involve the discontinuance of product lines or the shut down of facilities. From time to time, the Company takes additional restructuring actions including involuntary terminations that are not part of a major program. The Company accounts for these costs in the period that the individual employees are notified or the liability is incurred. These costs are included in restructuring and other charges in the

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(4) Restructuring and Other (Income) Charges (Continued)

Company's consolidated statements of operations. The Company also includes as part of other charges costs associated with asset impairments. A summary of the cost by restructuring program is as follows:

	December 31,
	2009	2008	2007
	(in millions)
Restructuring costs:
2007 Actions	$3.2	$3.8	$5.1
2009 Actions	9.3	—	—
2010 Actions	4.6	—	—
Other Actions	1.8	2.1	2.4

Total restructuring costs incurred	18.9	5.9	7.5
Gain on sale of TWT	(1.1)	—	—
Non-controlling interest	—	(0.2)	(0.9)

Net restructuring costs and other charges	$17.8	$5.7	$6.6

        The Company recorded net pre-tax restructuring and other charges in its business segments as follows:

	December 31,
	2009	2008	2007
	(in millions)
North America	$4.3	$4.5	$3.5
Europe	5.9	0.2	—
China (net of non-controlling interest)	7.6	1.0	3.1

Total	$17.8	$5.7	$6.6

        For 2009, pre-tax costs of $1.7 million recorded in costs of goods sold were primarily for accelerated depreciation. Net pre-tax costs of $16.1 million recorded in restructuring and other charges included $8.0 million in severance costs and $9.2 million in other charges, principally $8.4 million in impairment charges for certain long-lived assets and $0.8 million of relocation costs associated with the 2009 actions described below, offset by a $1.1 million gain from the disposition of Tianjin Tanggu Watts Valve Co. Ltd. (TWT). The TWT gain was deferred from the year ended December 31, 2008 until local government approvals were finalized. Of the $8.0 million in severance costs, approximately $1.6 million relates to involuntary termination benefits incurred during 2009 which were not part of a previously announced restructuring plan, $4.2 million were associated with the 2010 actions described below, $1.7 million were associated with the 2009 actions described below and $0.5 million related primarily to involuntary termination benefits and relocation expenses associated with the 2007 actions described below.

        Also, during 2009, the Company recorded a tax charge of $3.9 million related to previously realized tax benefits in China, which the Company expects will be recaptured as a result of the Company's decision to restructure its operations in 2009. This tax charge is part of the 2009 actions.

        For 2008, pre-tax costs of $0.3 million recorded in costs of goods sold were primarily for accelerated depreciation. Pre-tax costs of $5.6 million recorded in restructuring and other charges were primarily severance costs, asset write-downs, accelerated depreciation related to the Company's

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(4) Restructuring and Other (Income) Charges (Continued)

relocation of its then 60% owned Chinese joint venture. Of the $5.6 million in restructuring costs, approximately $2.2 million relates to involuntary termination benefits incurred during 2008 which were not part of a previously announced restructuring plan and $3.4 million related primarily to involuntary termination benefits and relocation expenses associated with the 2007 actions described below. The Company also recognized income of $0.2 million in non-controlling interest representing the 40% liability of its then Chinese joint venture partner in the restructuring plan.

        For 2007, the Company recorded pre-tax charges of approximately $7.5 million. Pre-tax costs of $4.3 million recorded in costs of goods sold were primarily for product line discontinuances, of which $1.2 million relates to product line discontinuances and accelerated depreciation related to the Company's relocation of its then 60% owned Chinese joint venture which were not part of a previously announced restructuring plan. Pre-tax costs of $3.2 million recorded in restructuring and other charges consisted of $2.0 million for asset write-downs and severance costs in both China and North America and $1.2 million of accelerated depreciation related to the Company's relocation of its then 60% owned Chinese joint venture which was not part of a previously announced restructuring plan. The Company also recognized income of $0.9 million in minority interest representing the 40% liability of its then Chinese joint venture partners in the restructuring plan.

        The following information outlines the Company's current restructuring plans.

2007 Actions

        During 2007, the Company undertook a review of certain product lines and its overall manufacturing capacity. Based on that review, the Company initiated a global restructuring program that was approved by the Company's Board of Directors on October 30, 2007. The Company also discontinued certain product lines. This program included the shutdown of several manufacturing facilities and the right-sizing of another facility. The restructuring program and charges for certain product line discontinuances was expected to include pre-tax charges totaling approximately $12.9 million. Charges were primarily for asset write-downs and expected net losses on asset disposals, severance costs and facility exit and other costs. Annual cash savings, net of tax, are estimated to be $1.1 million, which are expected to be fully realized by 2010.

        The Company reviewed the remaining activities associated with the 2007 actions associated with Europe. Due in large part to this review, the Company has concluded that no further charges will be incurred under this program. In February 2010, the Company's Board of Directors approved a new program for Europe to be launched in 2010 that will include some of the components identified in the 2007 actions. The following table presents the total pre-tax charges incurred for the global restructuring program and product line discontinuances initiated in 2007 by the Company's reportable segments:

Reportable Segment	Total Expected Costs	Incurred through December 31, 2009
	(in millions)
North America	$5.7	$8.6
Europe	3.9	0.6
China (exclusive of non-controlling interest)	3.3	2.9

Total	$12.9	$12.1

        North America incurred restructuring costs in excess of the planned amount primarily due to the write-down of a vacated facility to its estimated fair value. As part of the 2007 plan, the Company

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(4) Restructuring and Other (Income) Charges (Continued)

closed one facility and consolidated the operations into an existing facility. The plan, when created, called for the sale of the building once vacated. The plan did not anticipate the significant downturn in the commercial real estate market, which occurred shortly after the consolidation was completed in 2008. As a result of the continued poor commercial real estate market conditions, in 2009 the Company recorded a reduction in the carrying cost of the building to its estimated fair value, less the estimated costs to sell, of $2.3 million. The remaining excess was primarily as a result of higher costs incurred to complete the consolidation of the two facilities than originally anticipated.

        The following table summarizes incurred cost for 2007 restructuring actions by segment:

	Costs incurred Year Ended December 31, 2009	Costs incurred Year Ended December 31, 2008	Costs incurred Year Ended December 31, 2007
	(in millions)
North America	$2.8	$2.3	$3.5
Europe	0.4	0.2	—
China (exclusive of minority interest)	—	1.3	1.6

Total	$3.2	$3.8	$5.1

        Details of the Company's 2007 restructuring actions through December 31, 2009 are as follows:

	Severance	Asset write- downs	Product line discontinuance	Facility exit and other	Total
	(in millions)
Balance as of December 31, 2006	$—	$—	$—	$—	$—
Net pre-tax restructuring charges	0.6	1.3	3.1	0.1	5.1
Utilization	(0.5)	(1.3)	(3.1)	(0.1)	(5.0)

Balance at December 31, 2007	0.1	—	—	—	0.1
Net pre-tax restructuring charges	1.5	0.6	—	1.7	3.8
Utilization	(1.6)	(0.6)	—	(1.7)	(3.9)

Balance at December 31, 2008	—	—	—	—	—
Net pre-tax restructuring charges	0.5	2.6	—	0.1	3.2
Utilization	(0.5)	(2.6)	—	(0.1)	(3.2)

Balance at December 31, 2009	$—	$—	$—	$—	$—

        The following table summarizes the incurred cost for 2007 restructuring actions by type:

	Severance	Asset write- downs	Product line discontinuance	Facility exit and other	Total
	(in millions)
Costs incurred—year ended December 31, 2007	$0.6	$1.3	$3.1	$0.1	$5.1
Costs incurred—year ended December 31, 2008	1.5	0.6	—	1.7	3.8
Costs incurred—year ended December 31, 2009	0.5	2.6	—	0.1	3.2

Total costs at December 31, 2009	$2.6	$4.5	$3.1	$1.9	$12.1

        Other consists primarily of relocation costs.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(4) Restructuring and Other (Income) Charges (Continued)

2008 Actions

        In 2008, the Company announced a reduction-in-force in its United States workforce. The severance charge of $2.2 million, recorded in 2008, was included in restructuring and other charges related to its North America segment and was substantially spent by the end of 2008.

2009 Actions

        On February 8, 2009, the Board of Directors approved a plan to expand the Company's program to consolidate its manufacturing footprint in North America and China. The plan provides for the closure of three additional plants, with those operations being moved to existing facilities in either North America or China or relocated to a new central facility in the United States.

        The footprint consolidation pre-tax charge was estimated at approximately $11.7 million, including severance charges of approximately $3.2 million, relocation costs of approximately $3.3 million and asset write-downs of approximately $5.2 million. One-time tax charges of approximately $3.9 million were incurred as part of the relocations. The Company may incur an additional one-time tax charge in connection with the restructuring activities that could range from $0 to $4.4 million, depending on the Company's final plans. Approximately 400 positions could be eliminated by this program. The net after-tax charge for this manufacturing consolidation program is expected to range from $12.8 to $17.2 million ($4.4 million non cash), with costs being incurred in fiscal 2009 and 2010. The Company expects to spend approximately $4.8 million in capital expenditures to consolidate operations.

        The Company is still evaluating the remaining plant consolidations originally anticipated with the 2009 actions. The original plan called for the closure and relocation of the manufacturing activities associated with two facilities located in China. The Company has substantially completed the closure and relocation of one of the facilities during 2009. Throughout 2009, the other facility identified in the plan that was to be closed has improved its operations substantially. Due to this improvement, the Company is evaluating if the closure and relocation of the manufacturing activities for this location is still an appropriate action to take. The Company expects to conclude on the additional actions in 2010.

        The following table summarizes the total estimated pre-tax charges expected, incurred and remaining cost for the footprint consolidation-restructuring program initiated in 2009 by the Company's reportable segments:

Reportable Segment	Total Expected Costs	Incurred through December 31, 2009	Remaining Costs
		(in millions)
North America	$2.7	$0.8	$1.9
China	9.0	8.5	0.5

Total	$11.7	$9.3	$2.4

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(4) Restructuring and Other (Income) Charges (Continued)

        Details of the Company's footprint consolidation-restructuring program through December 31, 2009 are as follows:

	Severance	Asset write- downs	Facility exit and other	Total
	(in millions)
Balance at December 31, 2008	$—	$—	$—	$—
Net pre-tax restructuring charges	1.8	7.4	0.1	9.3
Utilization	(1.8)	(7.4)	(0.1)	(9.3)

Balance at December 31, 2009	$—	$—	$—	$—

2010 Actions

        On February 8, 2010, the Board of Directors approved a restructuring program with respect to the Company's operating facilities in France. The restructuring program is expected to include the shutdown of three facilities, including two manufacturing sites and one distribution center. The program is expected to include pre-tax charges totaling approximately $12.5 million, including costs for severance, relocation, clean-up and certain asset write-downs, and result in the elimination of approximately 95 positions. Total net after-tax charges for this restructuring program are expected to be approximately $8.3 million ($1.1 million in non-cash charges), with costs being incurred through 2011. The Company expects to spend approximately $6.6 million in capital expenditures to consolidate operations. Annual cash savings, net of tax, are estimated to be $3.9 million, which the Company expects to fully realize by 2012. The Company recorded certain severance costs related to this program in 2009 as the amounts related to contractual or statutory obligations.

Reportable Segment	Total Expected Costs	Incurred through December 31, 2009	Remaining Costs
	(in millions)
Europe	$12.5	$4.6	$7.9

        Details of the Company's footprint consolidation-restructuring program through December 31, 2009 are as follows:

	Severance	Asset write- downs	Facility exit and other	Total
	(in millions)
Balance at December 31, 2008	$—	$—	$—	$—
Net pre-tax restructuring charges	4.2	—	0.4	4.6
Utilization	—	—	(0.4)	(0.4)

Balance at December 31, 2009	$4.2	$—	$—	$4.2

(5) Business Acquisitions and Disposition

        On May 30, 2008, the Company acquired all of the outstanding stock of Blücher Metal A/S (Blücher) for approximately $183.5 million. The purchase price consisted of $170.1 million in cash and the assumption of debt of $13.4 million, net of cash acquired. Blücher is a leading provider of stainless steel drainage systems in Europe to the residential, commercial and industrial market places and is a worldwide leader in providing stainless steel drainage products to the marine industry. Blücher provides

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(5) Business Acquisitions and Disposition (Continued)

the Company with a new product platform in Europe while allowing the Company to offer a broader product line to its existing customer base. The Company completed a purchase price allocation that resulted in the recognition of $64.5 million in intangible assets and $89.5 million in goodwill. Intangible assets are comprised primarily of customer relationships and patents with estimated lives of 10 years and trade names with indefinite lives. The consolidated results of operations include the results of Blücher since the acquisition date of May 30, 2008.

        During the second quarter of 2008, the Company completed the acquisition of the remaining 40% ownership of its joint venture in China, TWT, for $3.3 million in cash. TWT manufactured products to support the U.S. operations as well as to sell into the local China market. In the third quarter of 2008, the Company relocated the business supporting the U.S. from TWT into an existing operation in China. The Company then entered into an agreement to sell TWT. Under this agreement, the Company determined that the risks and rewards of ownership of TWT were effectively transferred to the buyer as of October 18, 2008. The Company further determined that it was no longer the primary beneficiary of the operating results of TWT and therefore deconsolidated TWT as of October 18, 2008. The Company recognized a $1.1 million gain from the sale in 2009 upon the final approval of the transfer by Chinese government authority. See Note 3 for additional information concerning dispositions.

        Certain acquisition agreements from prior years contain earn-out provisions. In 2009, 2008 and 2007, the Company accrued approximately $0.5 million, $0.4 million and $3.8 million, respectively, for earn-out provisions which were charged to goodwill and were paid in the year following each earn-out. The calculations are typically based on a multiple of future gross margins or operating earnings as defined in the agreements.

(6) Accumulated Other Comprehensive Income (Loss)

        Accumulated other comprehensive income (loss) consists of the following:

	Foreign Currency Translation	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income/(Loss)
	(in millions)
Balance December 31, 2007	$77.2	$(8.5)	$68.7
Change in period	(51.8)	(16.7)	(68.5)

Balance December 31, 2008	25.4	(25.2)	0.2
Change in period	26.2	3.7	29.9

Balance December 31, 2009	$51.6	$(21.5)	$30.1

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(7) Inventories, net

        Inventories consist of the following:

	December 31,
	2009	2008
	(in millions)
Raw materials	$88.0	$106.7
Work in process	36.5	43.2
Finished goods	142.2	183.8

	$266.7	$333.7

        Finished goods of $13.8 million and $19.1 million as of December 31, 2009 and 2008, respectively, were consigned.

(8) Property, Plant and Equipment

        Property, plant and equipment consists of the following:

	December 31,
	2009	2008
	(in millions)
Land	$13.7	$14.8
Buildings and improvements	128.7	145.0
Machinery and equipment	300.4	289.2
Construction in progress	12.1	7.6

	454.9	456.6
Accumulated depreciation	(248.4)	(225.6)

	$206.5	$231.0

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(9) Income Taxes

        The significant components of the Company's deferred income tax liabilities and assets are as follows:

	December 31,
	2009	2008
	(in millions)
Deferred income tax liabilities:
Excess tax over book depreciation	$16.4	$15.8
Intangibles	30.5	31.4
Other	9.5	8.5

Total deferred tax liabilities	56.4	55.7
Deferred income tax assets:
Accrued expenses	21.6	23.9
Net operating loss carry-forward	10.0	4.3
Inventory reserves	6.3	10.3
Other	23.7	28.6

Total deferred tax assets	61.6	67.1
Less: valuation allowance	(9.8)	(4.7)

Net deferred tax assets	51.8	62.4

Net deferred tax assets (liabilities)	$(4.6)	$6.7

        The provision for income taxes from continuing operations is based on the following pre-tax income:

	Years Ended December 31,
	2009	2008	2007
	(in millions)
Domestic	$21.5	$0.9	$47.6
Foreign	50.8	67.1	61.5

	$72.3	$68.0	$109.1

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(9) Income Taxes (Continued)

        The provision for income taxes from continuing operations consists of the following:

	Years Ended December 31,
	2009	2008	2007
	(in millions)
Current tax expense:
Federal	$1.9	$7.5	$19.2
Foreign	23.5	24.2	20.0
State	0.6	1.9	4.8

	26.0	33.6	44.0

Deferred tax expense (benefit):
Federal	6.8	(0.2)	(5.6)
Foreign	(3.3)	(7.4)	(0.9)
State	1.8	(1.3)	(1.3)

	5.3	(8.9)	(7.8)

	$31.3	$24.7	$36.2

        Actual income taxes reported from continuing operations are different than would have been computed by applying the federal statutory tax rate to income from continuing operations before income taxes. The reasons for this difference are as follows:

	Years Ended December 31,
	2009	2008	2007
	(in millions)
Computed expected federal income expense	$25.3	$23.8	$38.2
State income taxes, net of federal tax benefit	1.5	0.4	2.3
Foreign tax rate differential	2.5	(6.9)	(2.4)
Valuation allowance	—	4.2	—
Goodwill impairment	—	3.2	—
Other, net	2.0	—	(1.9)

	$31.3	$24.7	$36.2

        At December 31, 2009, the Company has foreign net operating loss carry forwards of $38.9 million for income tax purposes; $5.6 million of the losses can be carried forward indefinitely, $6.9 million of the losses expire in 2014, $5.0 million expire in 2016, $5.1 million expire in 2017, and $16.3 million expire in 2018. The net operating losses consist of $5.5 million related to German operations, $0.1 million to Austrian operations, $26.4 million to Dutch operations, and $6.9 related to Chinese operations.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(9) Income Taxes (Continued)

        At December 31, 2009, the Company had a valuation allowance of $9.8 million. In the U.S., $4.6 million relates to a capital loss as management believes it is not more likely than not that the Company would use such loss within the applicable carryforward period. In Europe, a valuation allowance of $3.0 million pertains to a net operating loss in our Dutch operations. In China, a valuation allowance of $2.2 million relates to TWVC's deferred tax assets that the Company believes will not be utilized. The entire $4.7 million beginning of year valuation allowance pertained to the U.S. capital loss. The Company does not have a valuation allowance on other deferred tax assets, as management believes that it is more likely than not that the Company will recover the net deferred tax assets.

        Enacted changes in income tax laws did not have a material effect on the Company in 2009, 2008 or 2007.

        Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $320.3 million at December 31, 2009, $311.7 million at December 31, 2008, and $249.9 million at December 31, 2007. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been recorded thereon. Upon distribution of those earnings, in the form of dividends or otherwise, the Company will be subject to withholding taxes payable to the various foreign countries. Determination of the amount of U.S. income tax liability that would be incurred is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits may be available to reduce some portion of any U.S. income tax liability. Withholding taxes of approximately $7.2 million would be payable upon remittance of all previously unremitted earnings at December 31, 2009.

(10) Accrued Expenses and Other Liabilities

        Accrued expenses and other liabilities consist of the following:

	December 31,
	2009	2008
	(in millions)
Commissions and sales incentives payable	$37.2	$41.2
Accrued product liability and workers' compensation	32.5	30.5
Other	34.2	25.6
Income taxes payable	2.0	4.1

	$105.9	$101.4

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(11) Financing Arrangements

        Long-term debt consists of the following:

	December 31,
	2009	2008
	(in millions)
5.85% notes due April 2016	$225.0	$225.0
4.87% notes due May 2010	50.0	50.0
5.47% notes due May 2013	75.0	75.0
$350.0 million Revolving Credit Facility maturing in April 2011. Eurocurrency rate loans interest accruing at LIBOR or Euro LIBOR plus an applicable percentage (Euro LIBOR at 0.4% at December 31, 2008). At December 31, 2009, there were no outstanding U.S. or euro based borrowings. At December 31, 2008, $55.0 million was for euro based borrowings and there were no outstanding U.S. borrowings.	—	55.0
Other—consists primarily of European borrowings (at interest rates ranging from 4.1% to 6.0%)	4.9	9.3

	354.9	414.3
Less Current Maturities	50.9	4.5

	$304.0	$409.8

        Principal payments during each of the next five years and thereafter are due as follows (in millions): 2010—$50.9; 2011—$0.7; 2012—$0.7; 2013—$75.7; 2014—$0.8 and thereafter—$226.1.

        The Company maintains letters of credit that guarantee its performance or payment to third parties in accordance with specified terms and conditions. Amounts outstanding were approximately $37.0 million as of December 31, 2009 and $39.3 million as of December 31, 2008. The Company's letters of credit are primarily associated with insurance coverage and to a lesser extent foreign purchases. The Company's letters of credit generally expire within one year of issuance and are drawn down against the revolving credit facility. These instruments may exist or expire without being drawn down. Therefore, they do not necessarily represent future cash flow obligations.

        On April 27, 2006, the Company completed a private placement of $225.0 million of 5.85% senior unsecured notes due April 2016 (the 2006 Note Purchase Agreement). The 2006 Note Purchase Agreement includes operational and financial covenants, with which the Company is required to comply, including, among others, maintenance of certain financial ratios and restrictions on additional indebtedness, liens and dispositions. Events of default under the 2006 Note Purchase Agreement include failure to comply with its financial and operational covenants, as well as bankruptcy and other insolvency events. The Company may, at its option, upon notice to the noteholders, prepay at any time all or part of the Notes in an amount not less than $1.0 million by paying the principal amount plus a make-whole amount, which is dependent upon the yield of respective U.S. Treasury Securities. As of December 31, 2009, the Company was in compliance with all covenants related to the 2006 Note Purchase Agreement. The payment of interest on the senior unsecured notes is due semi-annually on April 30th and October 30th of each year. Additionally, the Company amended its 2003 Note Purchase Agreement to reflect the existence of the subsidiary guarantors and to substantially conform certain provisions of the 2003 Note Purchase Agreement to the 2006 Note Purchase Agreement.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(11) Financing Arrangements (Continued)

        On April 27, 2006, the Company amended and restated its unsecured revolving credit facility with a syndicate of banks (as amended, the revolving credit facility). The revolving credit facility provides for multi-currency unsecured borrowings and stand-by letters of credit of up to $350.0 million and expires in April 2011. Borrowings outstanding under the revolving credit facility bear interest at a fluctuating rate per annum equal to an applicable percentage equal to (i) in the case of Eurocurrency rate loans, the British Bankers Association LIBOR rate plus an applicable percentage of 0.625%, which is determined by reference to the Company's consolidated leverage ratio and debt rating, or (ii) in the case of base rate loans and swing line loans, the higher of (a) the federal funds rate plus 0.5% and (b) the rate of interest in effect for such day as announced by Bank of America, N.A. as its "prime rate." For 2009, the average interest rate under the revolving credit facility for euro-based borrowings was approximately 2.2%. The revolving credit facility includes operational and financial covenants customary for facilities of this type, including, among others, restrictions on additional indebtedness, liens and investments and maintenance of certain leverage ratios. As of December 31, 2009, the Company was in compliance with all covenants related to the revolving credit facility; the Company had $314.4 million of unused credit under the revolving credit facility and $35.6 million for stand-by letters of credit outstanding on its revolving credit facility. Due primarily to the current leverage ratio, the Company could borrow approximately $108.5 million under the existing facility, excluding the stand-by-letters of credit, before it would violate the above covenants.

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

(12) Common Stock

        The Class A Common Stock and Class B Common Stock have equal dividend and liquidation rights. Each share of the Company's Class A Common Stock is entitled to one vote on all matters submitted to stockholders and each share of Class B Common Stock is entitled to ten votes on all such matters. Shares of Class B Common Stock are convertible into shares of Class A Common Stock, on a one-to-one basis, at the option of the holder. As of December 31, 2009, the Company has reserved a total of 4,078,905 of Class A Common Stock for issuance under its stock-based compensation plans and 7,193,880 shares for conversion of Class B Common Stock to Class A Common Stock.

        In November 2007, the Company announced that its Board of Directors had authorized a repurchase of up to 3,000,000 shares of its Class A Common Stock. As of December 31, 2009, the Company had repurchased 2.45 million shares of stock for a total cost of $68.1 million.

(13) Stock-Based Compensation

        The Company maintains three stock incentive plans under which key employees and outside directors have been granted incentive stock options (ISOs) and nonqualified stock options (NSOs) to

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(13) Stock-Based Compensation (Continued)

purchase the Company's Class A Common Stock. Only one plan, the 2004 Stock Incentive Plan, is currently available for the grant of new equity awards. Stock options granted under prior plans became exercisable over a five-year period at the rate of 20% per year and expire ten years after the date of grant. Under the 2004 Stock Incentive Plan, options become exercisable over a four-year period at the rate of 25% per year and expire ten years after the grant date. ISOs and NSOs granted under the plans may have exercise prices of not less than 100% and 50% of the fair market value of the Class A Common Stock on the date of grant, respectively. The Company's current practice is to grant all options at fair market value on the grant date. At December 31, 2009, 2,428,706 shares of Class A Common Stock were authorized for future grants of new equity awards under the Company's stock incentive plans.

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

2004 Stock Incentive Plan

        At December 31, 2009, total unrecognized compensation cost related to the unvested stock options was approximately $3.9 million with a total weighted average remaining term of 2.8 years. For 2009, 2008 and 2007, the Company recognized compensation cost of $1.7 million, $2.3 million and $2.7 million, respectively, in selling, general and administrative expenses.

        The following is a summary of stock option activity and related information:

	Years Ended December 31,
	2009			2008		2007
	Options	Weighted Average Exercise Price	Intrinsic Value	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
	(Options in thousands)
Outstanding at beginning of year	1,216	$26.07		1,168	$25.32	1,140	$23.99
Granted	214	26.34		202	29.35	189	33.36
Cancelled/Forfeitures	(101)	27.63		(68)	31.68	(94)	31.08
Exercised	(29)	14.23		(86)	19.08	(67)	17.17

Outstanding at end of year	1,300	$26.25	$4.67	1,216	$26.07	1,168	$25.32

Exercisable at end of year	882	$24.98	$5.94	800	$23.22	705	$21.42

        As of December 31, 2009, the aggregate intrinsic values of exercisable options were approximately $5.2 million, representing the total pre-tax intrinsic value, based on the Company's closing Class A Common Stock price of $30.92 as of December 31, 2009, which would have been received by the

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(13) Stock-Based Compensation (Continued)

option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised for 2009, 2008 and 2007 was approximately $0.3 million, $0.8 million and $1.4 million, respectively.

        Upon exercise of options, the Company issues shares of Class A Common Stock.

        The following table summarizes information about options outstanding at December 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(Options in thousands)
$10.56–$14.08	29	1.93	$10.97	29	$10.97
$14.09–$17.60	308	2.93	16.54	308	16.54
$17.61–$28.16	353	7.39	25.76	155	25.02
$28.17–$31.68	173	8.50	29.35	46	29.35
$31.69–$35.21	437	6.34	33.28	344	33.12

	1,300	6.00	$26.25	882	$24.98

        The fair value of each option granted under the 2004 Stock Incentive Plan is estimated on the date of grant, using the Black-Scholes-Merton Model, based on the following weighted average assumptions:

	Years Ended December 31,
	2009	2008	2007
Expected life (years)	6.0	6.0	5.8
Expected stock price volatility	41.2%	35.6%	37.2%
Expected dividend yield	1.7%	1.5%	1.2%
Risk-free interest rate	2.8%	3.5%	4.6%

        The risk-free interest rate is based upon the U.S. Treasury yield curve at the time of grant for the respective expected life of the option. The expected life (estimated period of time outstanding) of options and volatility were calculated using historical data. The expected dividend yield of stock is the Company's best estimate of the expected future dividend yield. The Company applied an estimated forfeiture rate of 6.75% for 2009 for its stock options. These rates were calculated based upon historical activity and are an estimate of granted shares not expected to vest. If actual forfeitures differ from the expected rates, the Company may be required to make additional adjustments to compensation expense in future periods.

        The above assumptions were used to determine the weighted average grant-date fair value of stock options of $9.70, $10.10 and $12.75 for the years ending December 31, 2009, 2008 and 2007, respectively.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(13) Stock-Based Compensation (Continued)

        The following is a summary of unvested restricted stock activity and related information:

	Years Ended December 31,
	2009		2008		2007
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Unvested at beginning of year	115	$31.28	89	$34.05	73	$33.62
Granted	86	26.21	80	29.35	74	33.21
Cancelled/Forfeitures	(16)	29.15	(7)	33.71	(15)	34.10
Vested	(68)	30.62	(47)	32.92	(43)	31.85

Unvested at end of year	117	$28.20	115	$31.28	89	$34.05

        The total fair value of shares vested during 2009, 2008 and 2007 was $2.1 million, $1.4 million and $1.4 million, respectively. At December 31, 2009, total unrecognized compensation cost related to unvested restricted stock was approximately $2.6 million with a total weighted average remaining term of 2.0 years. For 2009, 2008 and 2007, the Company recognized compensation costs of $2.0 million, $1.8 million and $1.6 million, respectively, in selling, general and administrative expenses. The Company applied an estimated forfeiture rate of 5.2% for restricted stock issued to key employees. The aggregate intrinsic value of restricted stock granted and outstanding approximated $3.6 million representing the total pre-tax intrinsic value based on the Company's closing Class A Common Stock price of $30.92 as of December 31, 2009.

Management Stock Purchase Plan

        Total unrecognized compensation cost related to unvested RSUs was approximately $1.2 million at December 31, 2009 with a total weighted average remaining term of 1.8 years. For 2009, 2008 and 2007 the Company recognized compensation cost of $1.2 million, $1.2 million and $1.7 million, respectively, in selling, general and administrative expenses. Dividends declared for RSUs, that are paid to individuals, that remain unpaid at December 31, 2009 total approximately $0.2 million.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(13) Stock-Based Compensation (Continued)

        A summary of the Company's RSU activity and related information for 2009 is shown in the following table:

	Years Ended December 31,
	2009			2008		2007
	RSUs	Weighted Average Purchase Price	Intrinsic Value	RSUs	Weighted Average Purchase Price	RSUs	Weighted Average Purchase Price
	(RSU's in thousands)
Outstanding at beginning of period	297	$21.86		366	$18.98	347	$19.00
Granted	150	13.25		60	19.09	160	25.73
Cancelled/Forfeitures	(7)	18.08		(19)	23.23	(31)	25.03
Settled	(90)	22.31		(110)	22.06	(110)	15.62

Outstanding at end of period	350	$18.13	$12.79	297	$21.86	366	$22.45

Vested at end of period	131	$21.12	$9.80	133	$20.27	141	$18.98

        As of December 31, 2009, the aggregate intrinsic values of outstanding and vested RSUs were approximately $4.5 million and $1.3 million, respectively, representing the total pre-tax intrinsic value, based on the Company's closing Class A Common Stock price of $30.92 as of December 31, 2009 which would have been received by the RSUs holders had all RSUs settled as of that date. The total intrinsic value of RSUs settled for 2009, 2008 and 2007 was approximately $0.1 million, $0.7 million and $2.5 million, respectively. Upon settlement of RSUs, the Company issues shares of Class A Common Stock.

        The following table summarizes information about RSUs outstanding at December 31, 2009:

	RSUs Outstanding			RSUs Vested
Range of Purchase Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Purchase Price	Number Vested	Weighted Average Purchase Price
	(RSUs in thousands)
$7.04–$10.56	29	2.1	$9.44	29	$9.44
$10.57–$17.60	147	2.2	13.25	—	—
$17.61–$21.11	51	1.2	19.09	17	19.09
$21.12–$24.64	5	0.7	22.65	5	22.65
$24.65–$25.73	118	0.2	25.73	80	25.73

	350	1.4	$18.13	131	$21.12

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(13) Stock-Based Compensation (Continued)

        The fair value of each share issued under the Management Stock Purchase Plan is estimated on the date of grant, using the Black-Scholes-Merton Model, based on the following weighted average assumptions:

	Years Ended December 31,
	2009	2008	2007
Expected life (years)	3.0	3.0	3.0
Expected stock price volatility	45.0%	37.2%	35.3%
Expected dividend yield	2.2%	1.5%	1.0%
Risk-free interest rate	1.4%	2.2%	4.8%

        The risk-free interest rate is based upon the U.S. Treasury yield curve at the time of grant for the respective expected life of the RSU's. The expected life (estimated period of time outstanding) of RSU's and volatility were calculated using historical data. The expected dividend yield of stock is the Company's best estimate of the expected future dividend yield. The Company applied an estimated forfeiture rate of 5.2% for its RSUs. These rates were calculated based upon historical activity and are an estimate of granted shares not expected to vest. If actual forfeitures differ from the expected rates, the Company may be required to make additional adjustments to compensation expense in future periods.

        The above assumptions were used to determine the weighted average grant-date fair value of RSUs granted of $8.14, $11.44 and $16.79 during 2009, 2008 and 2007, respectively.

        The Company distributed dividends of $0.44 per share for 2009, $0.44 per share for 2008 and $0.40 per share for 2007 on the Company's Class A Common Stock and Class B Common Stock.

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

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(14) Employee Benefit Plans (Continued)

        The funded status of the defined benefit plans and amounts recognized in the consolidated balance sheet are as follows:

	December 31,
	2009	2008
	(in millions)
Change in projected benefit obligation
Balance at beginning of the year	$87.1	$73.4
Service cost	4.1	3.4
Administration cost	(0.7)	(0.8)
Plan change	—	0.8
Interest cost	5.2	4.7
Actuarial loss	3.2	8.1
Benefits paid	(2.8)	(2.5)

Balance at end of year	$96.1	$87.1

Change in fair value of plan assets
Balance at beginning of the year	$44.9	$58.8
Actual (loss) gain on assets	9.0	(13.8)
Employer contributions	16.2	3.2
Administration cost	(0.7)	(0.8)
Benefits paid	(2.8)	(2.5)

Fair value of plan assets at end of the year	$66.6	$44.9

Funded status at end of year	$(29.5)	$(42.2)

        Amounts recognized in the consolidated balance sheet are as follows:

	December 31,
	2009	2008
	(in millions)
Current liabilities	$(0.1)	$(0.1)
Noncurrent liabilities	(29.4)	(42.1)

Net amount recognized	$(29.5)	$(42.2)

        Amounts recognized in accumulated other comprehensive income consist of:

	December 31,
	2009	2008
	(in millions)
Net actuarial loss	$32.8	$37.6
Prior service cost	2.0	2.3

Net amount recognized	$34.8	$39.9

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(14) Employee Benefit Plans (Continued)

        Information for pension plans with an accumulated benefit obligation in excess of plan assets are as follows:

	December 31,
	2009	2008
	(in millions)
Projected benefit obligation	$96.1	$87.1
Accumulated benefit obligation	$88.2	$78.0
Fair value of plan assets	$66.6	$44.9

        The components of net periodic benefit cost are as follows:

	Years Ended December 31,
	2009	2008	2007
	(in millions)
Service cost—benefits earned	$4.1	$3.4	$3.8
Interest costs on benefits obligation	5.2	4.7	4.3
Expected return on assets	(4.0)	(4.9)	(4.4)
Prior service cost amortization	0.3	0.2	0.2
Net actuarial loss amortization	3.0	0.4	0.9
Curtailment charge	—	—	0.2

Net periodic benefit cost	$8.6	$3.8	$5.0

        The estimated net actuarial loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year are $2.3 million and $0.3 million, respectively.

        Assumptions:

        Weighted-average assumptions used to determine benefit obligations:

	2009	2008
Discount rate	6.00%	6.00%
Rate of compensation increase	4.00%	4.00%

        Weighted-average assumptions used to determine net periodic benefit costs:

	2009	2008	2007
Discount rate	6.00%	6.00%	5.87%
Long-term rate of return on assets	8.50%	8.50%	8.50%
Rate of compensation increase	4.00%	4.00%	4.00%

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

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(14) Employee Benefit Plans (Continued)

Plan assets:

        The weighted average asset allocations by asset category is as follows:

Asset Category	2009	2008
Equity securities	60.6%	50.3%
Debt securities	33.4	45.7
Other	6.0	4.0

Total	100.0%	100.0%

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

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(14) Employee Benefit Plans (Continued)

        The following table presents the investments in the pension plan measured at fair value at December 31, 2009:

	Level 1	Level 2	Level 3	Total
	(in millions)
Equity securities
U.S. and non-U.S. equity securities(a)	$22.2	$—	$—	$22.2
Other equity securities(b)	18.3	—	—	18.3
Debt securities
U.S. government and federal agency	3.0	6.4	—	9.4
U.S. and non-U.S. corporate	—	2.0	—	2.0
Other debt securities(c)	10.8			10.8
Other investments(d)	—	3.9	—	3.9

Total investments	$54.3	$12.3	$—	$66.6

(a)
Primarily represented by investments in common stock from diverse industries

(b)
Primarily represented by investments in index funds

(c)
Primarily represented by investments in mutual funds

(d)
Primarily represented by investments in money market funds

Cash flows:

        The information related to the Company's pension funds cash flow is as follows:

	December 31,
	2009	2008
	(in millions)
Employer Contributions	$16.2	$3.2
Benefit Payments	$2.8	$2.5

        The Company expects to contribute approximately $10.0 million in 2010.

        Expected benefit payments to be paid by the pension plans are as follows:

(in millions)
During fiscal year ending December 31, 2010	$3.2
During fiscal year ending December 31, 2011	$3.4
During fiscal year ending December 31, 2012	$3.7
During fiscal year ending December 31, 2013	$4.1
During fiscal year ending December 31, 2014	$4.6
During fiscal year ending December 31, 2015 through December 31, 2019	$32.2

        Additionally, substantially all of the Company's domestic employees are eligible to participate in certain 401(k) savings plans. Under these plans, the Company matches a specified percentage of employee contributions, subject to certain limitations. The Company's match contributions (included in selling, general and administrative expense) for the year ended December 31, 2009 were $0.5 million,

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(14) Employee Benefit Plans (Continued)

and for the years ended December 31, 2008 and 2007 were $0.6 million in each year, respectively. Charges for European pension plans approximated $2.8 million, $3.3 million and $3.0 million for the years ended December 31, 2009, 2008 and 2007, respectively. These costs relate to plans administered by certain European subsidiaries, with benefits calculated according to government requirements and paid out to employees upon retirement or change of employment.

        The Company entered into a Supplemental Compensation Agreement (the Agreement) with Timothy P. Horne on September 1, 1996. Per the Agreement, upon ceasing to be an employee of the Company, Mr. Horne must make himself available, as requested by the Board, to work a minimum of 300 but not more than 500 hours per year as a consultant in return for certain annual compensation as long as he is physically able to do so. If Mr. Horne complies with the consulting provisions of the agreement above, he shall receive supplemental compensation on an annual basis of $400,000 per year, subject to cost of living increases each year, in exchange for the services performed, as long as he is physically able to do so. In the event of physical disability, subsequent to commencing consulting services for the Company, Mr. Horne will continue to receive this payment annually. The payment for consulting services provided by Mr. Horne will be expensed as incurred by the Company. Mr. Horne retired effective December 31, 2002, and therefore the Supplemental Compensation period began on January 1, 2003. In accordance with GAAP, the Company accrues for the future post-retirement disability benefits over the period from January 1, 2003, to the time in which Mr. Horne becomes physically unable to perform his consulting services (the period in which the disability benefits are earned).

(15) Contingencies and Environmental Remediation

James Jones Litigation

        As has been previously disclosed, the Company was party to a lawsuit filed by Nora Armenta in California Superior Court against us, James Jones Company, Mueller Co. and Tyco International (the "Armenta case") and a separate lawsuit filed in California Superior Court on behalf of the City of Banning, California and 42 other cities and water districts in California against the Company, James Jones Company and Mueller Co. (the "City of Banning case"). At a mediation session held with the California Superior Court on June 9-10, 2009, the parties to the Armenta case and the City of Banning case agreed in principle to settle both cases. The agreement in principle was effective and binding only upon approval by the plaintiffs in the Armenta and City of Banning cases, and final approval of the settlement by the California Superior Court after a fairness hearing. An agreement in principle also was reached to settle the related insurance coverage cases Watts Industries, Inc. vs. Zurich American Insurance Company, et al., and Zurich American Insurance Company vs. Watts Industries, Inc., et al., pending in California Superior Court; and Zurich American Insurance Company vs. Watts Industries, Inc. and James Jones Company, pending in the United States District Court for the Northern District of Illinois, Eastern Division. The settlement of the insurance coverage cases was effective and binding upon approval of the settlement of the underlying Armenta case and City of Banning case as described above.

        The settlement agreement was approved by the plaintiffs in both the Armenta and City of Banning cases and, at the fairness hearing held on November 5, 2009, the California Superior Court approved the settlement of the Armenta case and City of Banning case. There were no objectors to the settlement. Based on the contemporaneous final settlement of the underlying insurance coverage cases, the Company's contribution to the settlement was $15.3 million. As a result of the settlements, all lawsuits and all claims were dismissed. In addition, separate from the settlement, the Company paid its

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(15) Contingencies and Environmental Remediation (Continued)

outside counsel an additional $5.0 million for services rendered in connection with the above described litigation.

        As a result of the settlement of the above described litigation, the Company recorded a non-cash, pre-tax gain in discontinued operations of approximately $9.5 million in the fourth quarter of 2009 to reduce previously recorded estimates of the loss and related fees to the amounts noted above.

Foreign Corrupt Practices Act Investigation

        In July 2009, the Company received information that employees of CWV, at that time an indirect wholly-owned subsidiary of the Company in China, made payments to employees of state-owned agencies. Such payments may violate the Foreign Corrupt Practices Act. The Company is conducting an investigation utilizing outside counsel and voluntarily disclosed this matter to the United States Department of Justice and the Securities and Exchange Commission. The Company cannot predict the outcome of this matter at this time or whether it will have a materially adverse impact on its financial condition or results of operations. The Company sold CWV in January 2010.

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

        The fair value of the Company's 4.87% senior notes due 2010, 5.47% senior notes due 2013 and 5.85% senior notes due 2016 is based on quoted market prices of similar notes (level 2). The fair value of the Company's variable rate debt approximates its carrying value. The carrying amount and the estimated fair market value of the Company's long-term debt, including the current portion, are as follows:

	December 31,
	2009	2008
	(in millions)
Carrying amount	$354.9	$414.3
Estimated fair value	$360.9	$339.4

Derivative Instruments

        The Company measures certain financial assets and liabilities at fair value on a recurring basis, including auction rate securities, foreign currency derivatives, deferred compensation plan assets and related liability, and metal derivatives. The fair value of these certain financial assets and liabilities was determined using the following inputs at December 31, 2009:

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Assets
Trading securities(1)	$6.5	$—	$—	$6.5
Plan asset for deferred compensation(2)	3.5	3.5	—	—

Total assets	$10.0	$3.5	$—	$6.5

Liabilities
Foreign currency derivatives(3)	$0.9	$—	$0.9	$—
Plan liability for deferred compensation(4)	3.5	3.5	—	—

Total liabilities	$4.4	$3.5	$0.9	$—

(1)
Included in short-term investment securities on the Company's consolidated balance sheet.

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

        The table below provides a summary of the changes in fair value of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period December 31, 2008 to December 31, 2009.

			Total realized and unrealized gains (losses) included in:
	Balance December 31, 2008	Purchases, sales, settlements, net	Earnings	Comprehensive income	Balance December 31, 2009
	(in millions)
Trading securities	$8.3	$(1.7)	$(0.1)	$—	$6.5

        Trading securities comprise auction rate securities and rights issued by UBS. The Company holds a variety of interest bearing auction rate securities, or ARS, including $4.7 million in municipal bonds and $0.7 million in student loans at December 31, 2009. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or sell their interests at par. The uncertainties in the credit markets have affected all of the Company's holdings in ARS investments, and auctions for the Company's investments in these securities have failed on their respective auction dates. Consequently, the investments are not currently liquid and the Company will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. Maturity dates for these ARS investments range from 2027 to 2036.

        During the fourth quarter of 2008, the Company elected to participate in a settlement offer from UBS for all of the outstanding ARS investments. Under the terms of the settlement offer, the Company was issued rights by UBS entitling the holder to require UBS to purchase the underlying ARS at par value during the period from June 30, 2010, through July 2, 2012. The rights, valued at $1.1 million at December 31, 2009, also entitle UBS to purchase or find a buyer for the ARS at any time at par value.

        While the Company continues to earn interest on its ARS investments, these investments are not currently trading and therefore do not currently have a readily determinable market value.

        The Company used a discounted cash flow model to determine the estimated fair value of its investment in ARS and investments in UBS rights as of December 31, 2009. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, credit quality of the ARS issuer, timing and amount of cash flows, government guarantees related to student loans and the expected holding periods of the ARS. Based on this assessment of fair value, the Company recorded income of approximately $0.4 million to other income in the consolidated statement of operations for its investment in ARS in 2009. To determine the fair value of the rights issued by UBS in connection with the settlement, the Company used a discounted cash flow model for the period up to the first date which the Company can exercise the rights. Based on this assessment of fair value, the Company recorded a charge of approximately $0.5 million to other expense in 2009.

        The Company used financial instruments to enhance its ability to manage risk, including foreign currency and commodity pricing exposures, which exist as part of its ongoing business operations. The

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(16) Financial Instruments (Continued)

use of derivatives exposes the Company to counterparty credit risk for nonperformance and to market risk related to changes in currency exchange rates and commodity prices. The Company manages its exposure to counterparty credit risk through diversification of counterparties. The Company's counterparties in derivative transactions are substantial commercial banks with significant experience using such derivative instruments. The impact of market risk on the fair value and cash flows of the Company's derivative instruments is monitored and the Company restricts the use of derivative financial instruments to hedging activities. The Company does not enter into contracts for trading purposes nor does the Company enter into any contracts for speculative purposes. The use of derivative instruments is approved by senior management under written guidelines.

        The Company has exposure to a number of foreign currency rates, including the Canadian Dollar, the Euro, the Chinese Yuan and the British Pound. To manage this risk, the Company generally uses a layering methodology whereby at the end of any quarter, the Company has generally entered into forward exchange contracts which hedge approximately 50% of the projected intercompany purchase transactions for the next twelve months. The Company primarily uses this strategy for the purchases between Canada and the U.S. The average volume of contracts can vary but generally approximates $10 to $12 million in open contracts at the end of any given quarter. At December 31, 2009, the Company had contracts for notional amounts aggregating approximately $9.0 million to buy various currencies. The Company accounts for the forward exchange contracts as an economic hedge. Realized and unrealized gains and losses on the contracts are recognized in other (income) expense in the consolidated statement of operations. These contracts do not subject the Company to significant market risk from exchange movement because they offset gains and losses on the related foreign currency denominated transactions.

        In 2008, the Company entered into a series of copper swaps to fix the price per pound for copper from October 2008 through September 2009 for 1 million pounds to be delivered over 12 months for one customer. The Company determined that these copper swaps did not qualify for hedge accounting and accounted for these financial instruments as an economic hedge. Therefore, any changes in the fair value of the copper swaps were recorded immediately in the consolidated statement of operations. The Company does not enter into swap or forward contracts for speculative purposes. As of December 31, 2009, the Company had no outstanding swaps.

        The following table discloses the fair values of derivative instruments on the Company's balance sheet as of December 31, 2009 and 2008:

Liability Derivatives	Balance Sheet Location	Fair Value
		2009	2008
		(in millions)
Foreign currency derivatives	Accrued expenses and other liabilities	$0.9	$1.6

        The following table discloses the impact of derivative instruments on the Company's operations for 2009, 2008 and 2007:

		Amount of Gain or (Loss) Recognized in Income on Derivatives
	Location of Gain or (Loss) Recognized in Income on Derivatives
Derivatives
		2009	2008	2007
		(in millions)
Foreign currency derivatives	Other income (expense)	$(1.1)	$0.1	$0.1
Copper swap	Other income (expense)	0.3	(1.6)	—

Total		$(0.8)	$(1.5)	$0.1

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(16) Financial Instruments (Continued)

Leases

        The Company leases certain manufacturing facilities, sales offices, warehouses, and equipment. Generally, the leases carry renewal provisions and require the Company to pay maintenance costs. Future minimum lease payments under capital leases and non-cancelable operating leases as of December 31, 2008 are as follows:

	Capital Leases	Operating Leases
	(in millions)
2010	$1.7	$7.8
2011	1.7	5.5
2012	1.6	4.4
2013	1.6	3.6
2014	1.5	2.7
Thereafter	7.9	5.0

Total	$16.0	$29.0

Less amount representing interest (at rates ranging from 4.2% to 8.7%)	(2.4)

Present value of net minimum capital lease payments	13.6
Less current installments of obligations under capital leases	(1.3)

Obligations under capital leases, excluding installments	$12.3

        Carrying amounts of assets under capital lease include:

	December 31,
	2009	2008
	(in millions)
Buildings	$18.2	$17.7
Machinery and equipment	6.5	7.8

	24.7	25.5
Less accumulated depreciation	(3.9)	(4.3)

	$20.8	$21.2

(17) Segment Information

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

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(17) Segment Information (Continued)

        The following is a summary of the Company's significant accounts and balances by segment, reconciled to its consolidated totals:

	December 31,
	2009	2008	2007
	(in millions)
Net Sales
North America	$738.5	$866.2	$871.0
Europe	466.5	532.0	439.8
China	20.9	33.2	45.5

Consolidated net sales	$1,225.9	$1,431.4	$1,356.3

Operating income (loss)
North America	$78.6	$67.8	$93.3
Europe	51.0	65.7	53.2
China	(6.6)	(7.7)	6.6

Subtotal reportable segments	123.0	125.8	153.1
Corporate (*)	(30.8)	(27.2)	(29.1)

Consolidated operating income	92.2	98.6	124.0
Interest income	0.9	5.1	14.5
Interest expense	(22.0)	(26.2)	(27.1)
Other	1.2	(9.5)	(2.3)

Income from continuing operations before income taxes and noncontrolling interest	$72.3	$68.0	$109.1

Identifiable Assets
North America	$804.7	$810.1	$1,055.6
Europe	686.0	698.3	504.3
China	85.4	99.0	109.2
Discontinued operations	15.3	52.7	60.2

Consolidated identifiable assets	$1,591.4	$1,660.1	$1,729.3

Long-Lived Assets
North America	$81.5	$92.3	$100.2
Europe	108.5	106.0	84.0
China	16.5	32.7	31.7

Consolidated long-lived assets	$206.5	$231.0	$215.9

Capital Expenditures
North America	$9.3	$8.3	$13.9
Europe	14.4	13.5	12.1
China	0.5	4.4	10.9

Consolidated capital expenditures	$24.2	$26.2	$36.9

Depreciation and Amortization
North America	$17.9	$18.7	$17.8
Europe	23.1	20.4	14.3
China	5.8	4.6	5.2

Consolidated depreciation and amortization	$46.8	$43.7	$37.3

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

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(17) Segment Information (Continued)

        The North America segment consists of U.S. net sales of $672.6 million, $798.1 million and $805.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. The North American segment also consists of U.S. long-lived assets of $74.8 million, $86.6 million and $92.7 million as of December 31, 2009, 2008 and 2007, respectively.

        Intersegment sales for the year ended December 31, 2009 for North America, Europe and China were $3.6 million, $5.8 million and $110.4 million, respectively. Intersegment sales for the year ended December 31, 2008 for North America, Europe and China were $6.4 million, $6.4 million and $133.1 million, respectively. Intersegment sales for the year ended December 31, 2007 for North America, Europe and China were $6.6 million, $6.0 million and $137.1 million, respectively.

(18) Quarterly Financial Information (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions, except per share information)
Year ended December 31, 2009
Net sales	$290.7	$308.2	$303.8	$323.2
Gross profit	97.0	109.2	109.4	119.5
Income from continuing operations	4.1	15.2	11.6	10.1
Net income (loss)	3.4	(3.6)	3.4	14.2
Per common share:
Basic
Income from continuing operations	0.11	0.41	0.31	0.27
Net income (loss)	0.09	(0.10)	0.09	0.38
Diluted
Income from continuing operations	0.11	0.41	0.31	0.27
Net income (loss)	0.09	(0.10)	0.09	0.38
Dividends per common share	0.11	0.11	0.11	0.11
Year ended December 31, 2008
Net sales	$337.0	$380.8	$372.0	$341.6
Gross profit	112.3	130.4	122.4	116.7
Income (loss) from continuing operations	13.0	19.6	16.3	(3.7)
Net income (loss)	13.7	19.8	16.7	(3.6)
Per common share:
Basic
Income (loss) from continuing operations	0.35	0.54	0.44	(0.10)
Net income (loss)	0.37	0.54	0.46	(0.10)
Diluted
Income (loss) from continuing operations	0.35	0.53	0.44	(0.10)
Net income (loss)	0.37	0.54	0.45	(0.10)
Dividends per common share	0.11	0.11	0.11	0.11

(19) Subsequent Events

        On February 9, 2010, the Company declared a quarterly dividend of eleven cents ($0.11) per share on each outstanding share of Class A Common Stock and Class B Common Stock.

 Watts Water Technologies, Inc. and Subsidiaries

Schedule II—Valuation and Qualifying Accounts

(Amounts in millions)

For the Three Years Ended December 31:

	Balance At Beginning of Period	Additions Charged To Expense	Additions Charged To Other Accounts	Deductions	Balance At End of Period
Year Ended December 31, 2007
Allowance for doubtful accounts	$10.1	4.4	0.7	(1.9)	$13.3
Allowance for excess and obsolete inventories	$20.5	9.1	2.2	(7.5)	$24.3
Year Ended December 31, 2008
Allowance for doubtful accounts	$13.3	5.1	0.4	(9.2)	$9.6
Allowance for excess and obsolete inventories	$24.3	7.5	0.2	(6.0)	$26.0
Year Ended December 31, 2009
Allowance for doubtful accounts	$9.6	0.6	(0.6)	(2.1)	$7.5
Allowance for excess and obsolete inventories	$26.0	7.8	0.5	(8.6)	$25.7

 EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation, as amended (14)
3.2	Amended and Restated By-Laws (1)
9.1	The Amended and Restated George B. Horne Voting Trust Agreement—1997 dated as of September 14, 1999 (15)
10.1*

Supplemental Compensation Agreement effective as of September 1, 1996 between the Registrant and Timothy P. Horne (9), Amendment No. 1, dated July 25, 2000 (16), and Amendment No. 2 dated October 23, 2002 (3)

10.2*	Form of Indemnification Agreement between the Registrant and certain directors and officers of the Registrant (17)
10.3*	1996 Stock Option Plan, dated October 15, 1996 (10), and First Amendment dated February 28, 2003 (3)
10.4*	Watts Water Technologies, Inc. Pension Plan (amended and restated effective as of January 1, 2006) and First Amendment effective as of January 1, 2008 (20)
10.5	Registration Rights Agreement dated July 25, 1986 (5)
10.6*	Executive Incentive Bonus Plan, as amended and restated as of January 1, 2008 (8)
10.7	Amended and Restated Stock Restriction Agreement dated October 30, 1991 (2), and Amendment dated August 26, 1997 (12)
10.8*	Watts Industries, Inc. 1991 Non-Employee Directors' Nonqualified Stock Option Plan (6), and Amendment No. 1 (9)
10.9*	Watts Industries, Inc. 2003 Non-Employee Directors' Stock Option Plan (3)
10.10*	Resignation Agreement dated July 8, 2009 between the Registrant and Josh C. Fu (11)
10.11	Non-Competition Agreement dated July 8, 2009 between Watts (Shanghai) Management Co., Ltd. And Josh C. Fu (11)
10.12*	Watts Water Technologies, Inc. Management Stock Purchase Plan (Amended and Restated as of January 1, 2005), as amended (19)
10.13

Note Purchase Agreement dated as of May 15, 2003 between the Registrant and the Purchasers named in Schedule A thereto relating to the Registrant's $50,000,000 4.87% Senior Notes, Series A, due May 15, 2010 and $75,000,000 5.47% Senior Notes, Series B, due May 15, 2013 (7)

10.14	Form of 4.87% Senior Note due May 15, 2010 (7)
10.15	Form of 5.47% Senior Note due May 15, 2013 (7)
10.16*	Watts Water Technologies, Inc. 2004 Stock Incentive Plan, as amended (19)
10.17*	Non-Employee Director Compensation Arrangements
10.18*

Watts Water Technologies, Inc. Supplemental Employees Retirement Plan as Amended and Restated Effective May 4, 2004, First Amendment effective March 1, 2005 and Second Amendment effective January 1, 2008 (20)

10.19*	Form of Incentive Stock Option Agreement under the Watts Water Technologies, Inc. 2004 Stock Incentive Plan (18)
10.20*	Form of Non-Qualified Stock Option Agreement under the Watts Water Technologies, Inc. 2004 Stock Incentive Plan (19)
10.21*	Form of Restricted Stock Award Agreement for Employees under the Watts Water Technologies, Inc. 2004 Stock Incentive Plan (Incremental Vesting) (19)
10.22*	Form of Restricted Stock Award Agreement for Employees under the Watts Water Technologies, Inc. 2004 Stock Incentive Plan (Cliff Vesting) (18)
10.23*	Form of Restricted Stock Award Agreement for Non-Employee Directors under the Watts Water Technologies, Inc. 2004 Stock Incentive Plan (18)
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

Exhibit No.	Description
10.27	First Amendment, dated as of April 27, 2006, to Note Purchase Agreement dated as of May 15, 2003 among the Registrant and the purchasers named therein (4)
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

10.30*	Resignation Agreement dated December 1, 2009 between the Registrant and Gregory Michaud
10.31*	Severance Agreement dated February 16, 2009 between the Registrant and Douglas T. White (17)
11	Statement Regarding Computation of Earnings per Common Share (13)
21	Subsidiaries
23	Consent of KPMG LLP
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

(1)
Incorporated by reference to the Registrant's Current Report on Form 8-K dated February 8, 2010 (File No. 001-11499).

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

(9)
Incorporated by reference to the Registrant's Annual Report on Form 10-K for year ended June 30, 1996 (File No. 001-11499).

(10)
Incorporated by reference to the Registrant's Form S-8 (No. 333-32685) dated August 1, 1997.

(11)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 28, 2009 (File No. 001-11499).

(12)
Incorporated by reference to the Registrant's Annual Report on Form 10-K for year ended June 30, 1997 (File No. 001-11499).

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

(15)
Incorporated by reference to the Registrant's Annual Report on Form 10-K for year ended June 30, 1999 (File No. 001-11499).

(16)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for quarter ended September 30, 2000 (File No. 001-11499).

(17)
Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-11499).

(18)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 26, 2004 (File No. 001-11499).

(19)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 1, 2007 (File No. 001-11499).

(20)
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
PART IV
  Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
SIGNATURES
Report of Independent Registered Public Accounting Firm
Watts Water Technologies, Inc. and Subsidiaries Consolidated Statements of Operations (Amounts in millions, except per share information)
Watts Water Technologies, Inc. and Subsidiaries Consolidated Balance Sheets (Amounts in millions, except share information)
Watts Water Technologies, Inc. and Subsidiaries Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) (Amounts in millions, except share information)
Watts Water Technologies, Inc. and Subsidiaries Consolidated Statements of Cash Flows (Amounts in millions)
Watts Water Technologies, Inc. and Subsidiaries Notes to Consolidated Financial Statements
Watts Water Technologies, Inc. and Subsidiaries Schedule II—Valuation and Qualifying Accounts (Amounts in millions)
EXHIBIT INDEX