Form 10-Q
period 2010-04-04
WATTS WATER TECHNOLOGIES INC
filed 2010-05-14
CIK 795403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 4, 2010

or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2010
Class A Common Stock, $0.10 par value	29,601,475

Class B Common Stock, $0.10 par value	7,173,880

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share information)

(Unaudited)

	April 4,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$252.7	$258.2
Short-term investment securities	6.3	6.5
Trade accounts receivable, less allowance for doubtful accounts of $9.6 million in 2010 and $7.5 million in 2009	196.2	181.3
Inventories, net:
Raw materials	102.7	88.0
Work in process	24.2	36.5
Finished goods	137.7	142.2
Total Inventories	264.6	266.7
Prepaid expenses and other assets	23.6	22.1
Deferred income taxes	36.1	35.4
Assets held for sale	11.2	11.3
Assets of discontinued operations	12.1	23.1
Total Current Assets	802.8	804.6
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	442.5	454.9
Accumulated depreciation	(243.0)	(248.4)
Property, plant and equipment, net	199.5	206.5
OTHER ASSETS:
Goodwill	414.0	425.1
Intangible assets, net	143.6	151.2
Deferred income taxes	3.0	3.0
Other, net	8.4	8.8
TOTAL ASSETS	$1,571.3	$1,599.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$105.3	$102.3
Accrued expenses and other liabilities	110.8	105.9
Accrued compensation and benefits	36.7	45.9
Current portion of long-term debt	50.9	50.9
Liabilities of discontinued operations	6.2	9.8
Total Current Liabilities	309.9	314.8
LONG-TERM DEBT, NET OF CURRENT PORTION	303.6	304.0
DEFERRED INCOME TAXES	40.2	43.0
OTHER NONCURRENT LIABILITIES	54.5	57.8
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Class A Common Stock, $0.10 par value; 80,000,000 shares authorized; 1 vote per share; issued and outstanding, 29,601,475 shares in 2010 and 29,506,523 shares in 2009	3.0	3.0
Class B Common Stock, $0.10 par value; 25,000,000 shares authorized; 10 votes per share; issued and outstanding, 7,173,880 shares in 2010 and 7,193,880 shares at 2009	0.7	0.7
Additional paid-in capital	397.4	393.7
Retained earnings	455.1	452.1
Accumulated other comprehensive income	6.9	30.1
Total Stockholders’ Equity	863.1	879.6
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,571.3	$1,599.2

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in millions, except per share information)

(Unaudited)

	First Quarter Ended
	April 4, 2010	March 29, 2009
Net sales	$319.3	$290.7
Cost of goods sold	201.7	193.7
GROSS PROFIT	117.6	97.0
Selling, general & administrative expenses	88.3	80.0
Restructuring and other charges	3.3	1.5
OPERATING INCOME	26.0	15.5
Other (income) expense:
Interest income	(0.2)	(0.2)
Interest expense	5.2	5.6
Other income, net	(0.2)	(0.5)
Total other expense	4.8	4.9
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	21.2	10.6
Provision for income taxes	9.0	6.5
INCOME FROM CONTINUING OPERATIONS	12.2	4.1
Loss from discontinued operations, net of taxes	(4.1)	(0.7)
NET INCOME	$8.1	$3.4

BASIC EPS
Income (loss) per share:
Continuing operations	$0.33	$0.11
Discontinued operations	(0.11)	(0.02)
NET INCOME	$0.22	$0.09
Weighted average number of shares	37.1	36.9

DILUTED EPS
Income (loss) per share:
Continuing operations	$0.33	$0.11
Discontinued operations	(0.11)	(0.02)
NET INCOME	$0.22	$0.09
Weighted average number of shares	37.3	37.0

Dividends per share	$0.11	$0.11

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	First Quarter Ended
	April 4, 2010	March 29, 2009
OPERATING ACTIVITIES
Net income	$8.1	$3.4
Less: Loss from discontinued operations, net of taxes	(4.1)	(0.7)
Net income from continuing operations	12.2	4.1
Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
Depreciation	8.2	7.6
Amortization	3.4	3.2
Stock-based compensation	1.2	1.3
Deferred income taxes	(2.3)	(2.0)
Other	0.1	0.1
Changes in operating assets and liabilities, net of effects from business acquisitions and divestures:
Accounts receivable	(19.2)	9.5
Inventories	(2.9)	18.1
Prepaid expenses and other assets	(1.2)	(3.4)
Accounts payable, accrued expenses and other liabilities	5.2	(20.5)
Net cash provided by continuing operations	4.7	18.0
INVESTING ACTIVITIES
Additions to property, plant and equipment	(6.8)	(4.2)
Proceeds from the sale of property, plant and equipment	0.2	0.2
Proceeds from the sale of securities	0.3	—
Other, net	—	1.1
Business acquisitions, net of cash acquired	(0.5)	(0.3)
Net cash used in investing activities	(6.8)	(3.2)
FINANCING ACTIVITIES
Proceeds from long-term debt	—	0.3
Payments of long-term debt	(0.2)	(3.8)
Payment of capital leases	(0.4)	(0.3)
Proceeds from share transactions under employee stock plans	—	0.1
Tax benefit of stock awards exercised	(0.5)	(0.4)
Dividends	(4.2)	(4.1)
Net cash used in financing activities	(5.3)	(8.2)
Effect of exchange rate changes on cash and cash equivalents	(1.4)	(0.8)
Net cash used in operating activities of discontinued operations	(1.8)	(1.2)
Net cash provided by investing activities of discontinued operations	5.1	—
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5.5)	4.6
Cash and cash equivalents at beginning of year	258.2	165.6
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$252.7	$170.2

NON-CASH INVESTING AND FINANCING ACTIVI TIES
Issuance of stock under management stock purchase plan	$2.1	$1.5

CASH PAID FOR:
Interest	$0.4	$0.6
Income Taxes	$6.7	$5.0

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the Watts Water Technologies, Inc. (the Company) Consolidated Balance Sheet as of April 4, 2010, the Consolidated Statements of Operations for the first quarter ended April 4, 2010 and the first quarter ended March 29, 2009, and the Consolidated Statements of Cash Flows for the first quarter ended April 4, 2010 and the first quarter ended March 29, 2009.

The balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date. The accounting policies followed by the Company are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The financial statements included in this report should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K for the year ended December 31, 2009. Operating results for the interim period presented are not necessarily indicative of the results to be expected for the year ending December 31, 2010.

The Company operates on a 52-week fiscal year ending on December 31st.  Any first quarter data contained in this Quarterly Report on Form 10-Q generally reflects the results of operations for a 13-week period. There were four additional working days in the first quarter ended April 4, 2010 than there were in the first quarter ended March 29, 2009.

Certain amounts in the year December 31, 2009 have been reclassified to permit comparison with the 2010 presentation. These reclassifications had no effect on reported results of operations or stockholders’ equity.

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

Impairment of Goodwill and Long-Lived Assets

The changes in the carrying amount of goodwill by geographic segment are as follows:

	North America	Europe	China	Total
	(in millions)
Gross balance at January 1, 2010	$210.4	$228.8	$7.9	$447.1
Accumulated impairment losses	(22.0)	—	—	(22.0)
Net goodwill at January 1, 2010	188.4	228.8	7.9	425.1

Effect of change in exchange rates used for translation	0.3	(11.4)		(11.1)
Gross balance at April 4, 2010	$210.7	$217.4	$7.9	$436.0
Accumulated impairment losses	(22.0)	—	—	(22.0)
Net goodwill at April 4, 2010	$188.7	$217.4	$7.9	$414.0

Goodwill is tested for impairment at least annually or more frequently if events or circumstances indicate that it is “more likely than not” that goodwill might be impaired, such as a change in business conditions. The Company performs its annual goodwill impairment assessment in the fourth quarter of each year.

Intangible assets with estimable lives and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of intangible assets with estimable lives and other long-lived assets are measured by a comparison of the carrying amount of an asset or asset group to future net undiscounted pretax cash flows expected to be generated by the asset or asset group. If these comparisons indicate that an asset is not recoverable, the impairment loss recognized is the amount by which the carrying amount of the asset or asset group exceeds the related estimated fair value. Estimated fair value is based on either discounted future pretax operating cash flows or appraised values, depending on the nature of the asset. The Company determines the discount rate for this analysis based on the weighted average cost of capital based on the market and guideline public companies market for the related business and does not allocate interest charges to the asset or asset group being measured. Judgment is required to estimate future operating cash flows.

Intangible assets include the following:

	April 4, 2010
	Gross Carrying Amount	Accumulated Amortization
	(in millions)
Patents	$17.1	$(8.8)
Customer relationships	106.1	(34.4)
Technology	15.2	(4.5)
Other	8.2	(5.6)
Total amortizable intangibles	146.6	(53.3)
Intangible assets not subject to amortization	50.3	—
Total	$196.9	$(53.3)

Aggregate amortization expense for amortized intangible assets for the first quarters of 2010 and 2009 was $3.4 million and $3.2 million, respectively. Additionally, future amortization expense on amortizable intangible assets approximates $9.9 million for the remainder of 2010, $12.7 million for 2011, $10.3 million for 2012, $9.9 million for 2013 and $9.7 million for 2014. Amortization expense is provided on a straight-line basis over the estimated useful lives of the intangible assets. The weighted-average remaining life of total amortizable intangible assets is 9.8 years. Patents, customer relationships, technology and other amortizable intangibles have weighted-average remaining lives of 7.9 years, 8.1 years, 14.9 years and 45.4 years, respectively. Intangible assets not subject to amortization are comprised of trademarks.

Stock-Based Compensation

The Company maintains three stock incentive plans under which key employees and non-employee members of the Company’s Board of Directors have been granted incentive stock options (ISOs) and nonqualified stock options (NSOs) to purchase the Company’s Class A Common Stock. Only one plan, the 2004 Stock Incentive Plan, is currently available for the grant of new equity awards. Stock options granted under prior plans became exercisable over a five-year period at the rate of 20% per year and expire ten years after the date of grant. Under the 2004 Stock Incentive Plan, options become exercisable over a four-year period at the rate of 25% per year and expire ten years after the grant date. ISOs and NSOs granted under the plans may have exercise prices of not less than 100% and 50% of the fair market value of the Class A Common Stock on the date of grant, respectively. The Company’s current practice is to grant all options at fair market value on the grant date.  The Company did not issue any options in the first quarter of 2010 or 2009.

The Company also grants shares of restricted stock to key employees and non-employee members of the Company’s Board of Directors under the 2004 Stock Incentive Plan, which vest either immediately or over a three-year period at the rate of one-third per year. The restricted stock awards are amortized to expense on a straight-line basis over the vesting period. The Company did not issue any restricted stock in the first quarter of 2010 and issued 1,706 shares of restricted stock under the 2004 Stock Incentive Plan in the first quarter of 2009.

The Company also has a Management Stock Purchase Plan that allows for the granting of restricted stock units (RSUs) to key employees.  On an annual basis, key employees may elect to receive a portion of their annual incentive compensation in RSUs instead of cash.  Each RSU provides the key employee with the right to purchase a share of Class A Common Stock at 67% of the fair market value on the date of grant.  RSUs vest annually over a three-year period from the grant date.  An aggregate of 2,000,000 shares of Class A Common Stock may be issued under the Management Stock Purchase Plan.  The Company granted 158,473 RSUs and 150,098 RSUs in the first quarters of 2010 and 2009, respectively.

The fair value of each share issued under the Management Stock Purchase Plan is estimated on the date of grant, using the Black-Scholes-Merton Model, based on the following weighted average assumptions:

	2010	2009
Expected life (years)	3.0	3.0
Expected stock price volatility	45.6%	45.0%
Expected dividend yield	1.5%	2.2%
Risk-free interest rate	1.5%	1.4%

The above assumptions were used to determine the weighted average grant-date fair value of RSUs of $12.81 and $8.14 in 2010 and 2009, respectively.

A more detailed description of each of these stock and stock option plans can be found in Note 13 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Shipping and Handling

The Company’s shipping costs included in selling, general and administrative expenses were $8.4 million and $7.4 million for the first quarters of 2010 and 2009, respectively.

Research and Development

Research and development costs included in selling, general and administrative expenses were $5.2 million and $4.4 million for the first quarters of 2010 and 2009, respectively.

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

New Accounting Standards

In October 2009, the Financial Accounting Standards Board (FASB) issued an accounting standard update to improve disclosures related to fair value measurements.  This update requires new disclosures when significant transfers in and out of the various fair value levels occur.  This update requires a reconciliation for fair value measurements using significant unobservable inputs (level 3) be prepared on a gross basis, separately presenting information about purchases, sales, issuance and settlements.  In addition, this update amends current disclosure requirements for postretirement benefit plan assets.  This update is effective for interim and annual periods beginning after December 15, 2009, except for disclosures regarding level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

3. Discontinued Operations

In September 2009, the Company’s Board of Directors approved the sale of its investment in Watts Valve (Changsha) Co., Ltd. (CWV).  CWV is a manufacturer of large diameter hydraulic-actuated butterfly valves for thermo-power and hydro-power plants, water distribution projects and water works projects in China.  Management determined that CWV’s business no longer fit strategically with the Company.  The Company completed the sale of CWV in January 2010. See Note 10 for further information related to CWV.

During 2009, the Company evaluated the classification of the assets and liabilities of CWV and concluded that the net assets qualified as discontinued operations.  The Company evaluated the fair value (less cost to sell) of the net assets of CWV and recorded an estimated pre-tax non-cash loss of approximately $8.5 million in the third quarter of 2009, based on the final agreement with the buyer. The Company concluded that the future cash flows associated with CWV would be completely eliminated from the continuing operations of the Company.  As such, the Company classified CWV’s result of operations and the loss from the disposition as discontinued operations for all periods presented.

In May 2009, the Company liquidated its TEAM Precision Pipework, Ltd. (TEAM) business, located in Ammanford, U.K. TEAM custom designed and manufactured manipulated pipe and hose tubing assemblies and served the heating, ventilation and air conditioning and automotive markets in Western Europe.  Management determined the business no longer fit strategically with the Company and that a sale of TEAM was not feasible.  On May 22, 2009, the Company appointed an administrator for TEAM under the United Kingdom Insolvency Act of 1986.  During the administration process, the administrator had sole control over, and responsibility for, TEAM’s operations, assets and liabilities.   The Company deconsolidated TEAM when the administrator obtained control of TEAM.  The deconsolidation resulted in the recognition of a $18.0 million pre-tax non-cash loss in the second quarter of 2009.  The Company evaluated the operations of TEAM and determined that it would not have a continuing involvement in TEAM’s operations and cash flows.  As a result of the loss of control, TEAM’s cash flows and operations were eliminated from the continuing operations of the Company.  As such, the Company classified TEAM’s results of operations and the loss from deconsolidation as discontinued operations for all periods presented.

Discontinued operating expense for 2010 includes an estimated reserve in connection with the United States Foreign Corrupt Practices Act (FCPA) investigation at CWV (see Note 12), legal costs associated with the FCPA investigation and a loss on sale of CWV. The discontinued operating expense for 2009 are related to the operations of TEAM and CWV and legal costs associated with the now concluded James Jones Litigation.  See Note 15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, for a detailed description of the James Jones Litigation.

Condensed operating statements for discontinued operations are summarized below:

	First Quarter Ended
	April 4, 2010	March 29, 2009
	(in millions)
Operating loss — TEAM	$—	$(0.4)
Operating loss — CWV	—	(0.4)
Loss on sale — CWV	(0.1)	—
Costs and expenses — FCPA investigation (CWV)	(5.6)	—
Costs and expenses - Municipal Water Group	—	(0.1)
Loss before income taxes	(5.7)	(0.9)
Income tax benefit	1.6	0.2
Loss from discontinued operations, net of taxes	$(4.1)	$(0.7)

Revenues reported in discontinued operations are as follows:

	First Quarter Ended
	April 4, 2010	March 29, 2009
	(in millions)
Revenues — CWV	$—	$2.8
Revenues — TEAM	—	1.5
Total revenues — discontinued operations	$—	$4.3

The carrying amounts of major classes of assets and liabilities associated with discontinued operations are as follows:

	April 4, 2010	December 31, 2009
	(in millions)
Accounts receivable	$—	$4.2
Inventories	—	4.2
Prepaid expenses and other assets	1.1	2.3
Property, plant & equipment, net	—	1.3
Deferred income taxes	1.5	1.8
Intangible assets	—	1.5
Income taxes receivable	9.5	7.8
Assets of discontinued operations	$12.1	$23.1
Accounts payable	$—	$2.1
Accrued expenses and other liabilities	6.2	7.2
Deferred taxes payable	—	0.5
Liabilities of discontinued operations	$6.2	$9.8

4. Financial Instruments and Derivatives Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including auction rate securities, foreign currency derivatives, deferred compensation plan assets and related liability, and metal derivatives. The fair value of these certain financial assets and liabilities was determined using the following inputs at April 4, 2010:

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Assets
Trading securities (1)	$6.3	$—	$—	$6.3
Plan asset for deferred compensation(2)	3.2	3.2	—	—
Total assets	$9.5	$3.2	$—	$6.3

Liabilities
Foreign currency derivatives (3)	$0.7	$—	$0.7	$—
Plan liability for deferred compensation(4)	3.2	3.2	—	—
Total liabilities	$3.9	$3.2	$0.7	$—

(1) Included in short-term investment securities on the Company’s consolidated balance sheet.

(2) Included in other, net on the Company’s consolidated balance sheet.

(3) Included in accrued expenses and other liabilities on the Company’s consolidated balance sheet.

(4) Included in other noncurrent liabilities on the Company’s consolidated balance sheet.

The table below provides a summary of the changes in fair value of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period December 31, 2009 to April 4, 2010.

	Balance	Purchases,	Total realized and unrealized gains (losses) included in:
	December 31, 2009	sales, settlements, net	Earnings	Comprehensive income	Balance April 4, 2010
	(in millions)
Trading securities	$6.5	$(0.2)	$—	$—	$6.3

Trading securities comprise illiquid auction rate securities (ARS) and rights issued by UBS, AG (UBS).  The Company holds a variety of interest bearing ARS including $4.5 million in municipal bonds and $0.7 million in student loans at April 4, 2010.  The Company elected to participate in a settlement offer from UBS for all of the outstanding ARS investments.  Under the terms of the settlement offer, the Company was issued rights by UBS entitling the holder to require UBS to purchase the underlying ARS at par value during the period from June 30, 2010, through July 2, 2012.  The rights, valued at $1.1 million at April 4, 2010, also entitle UBS to purchase or sell the ARS at any time from the settlement date, in which case UBS would be required to pay par value for the ARS.

While the Company continues to earn interest on its ARS investments, these investments are not currently trading and therefore do not currently have a readily determinable market value.

The Company used a discounted cash flow model to determine the estimated fair value of its investment in ARS and investments in UBS rights as of April 4, 2010. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, credit quality of the ARS issuer, timing and amount of cash flows, government guarantees related to student loans and the expected holding periods of the ARS.  Based on this assessment of fair value, the Company did not record any fair value adjustments in the first quarter of 2010. The Company recorded a credit of approximately $0.4 million to other (income) expense in the consolidated statement of operations for its investment in ARS in the first quarter of 2009.  The Company performed a valuation of the ARS with the rights from UBS.  The Company determined the value of the rights based upon the difference between the ARS without the rights and the ARS with the rights.   Based on this assessment of fair value, the Company did not record any fair value adjustments in the first quarter of 2010. The Company recorded a charge of approximately $0.6 million to other (income) expense in the first quarter of 2009.

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

The Company has exposure to a number of foreign currency rates, including the Canadian Dollar, the Euro, the Chinese Yuan and the British Pound.  To manage this risk, the Company generally uses a layering methodology whereby at the end of any quarter, the Company has generally entered into forward exchange contracts, which hedge approximately 50% of the projected intercompany purchase transactions for the next twelve months.  The Company uses this strategy for the purchases between Canada and the U.S., for purchases between the Euro zone and the U.S., and for purchases between the Euro zone and the United Kingdom.  The average volume of contracts can vary but generally approximates $9 to $12 million in open contracts at the end of any given quarter.  At April 4, 2010, the Company had contracts for notional amounts aggregating approximately $9.0 million to buy various currencies.  The Company accounts for the forward exchange contracts as an economic hedge.  Realized and unrealized gains and losses on the contracts are recognized in other (income) expense in the consolidated statement of operations. During the quarters ended April 4, 2010 and March 29, 2009, the Company recorded unrealized gains of $0.2 million and $0.4 million, respectively, on foreign currency derivatives contracts. These contracts do not subject the Company to significant market risk from exchange movement because they  offset gains and losses on the related foreign currency denominated transactions.

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

	April 4,	December 31,
	2010	2009
	(in millions)
Carrying amount	$354.5	$354.9
Estimated fair value	$364.7	$360.9

5. Restructuring and Other Charges

The Company’s Board of Directors approves all major restructuring programs that involve the discontinuance of product lines or the shut down of facilities.  From time to time, the Company takes additional restructuring actions including involuntary terminations that are not part of a major program.  The Company accounts for these costs in the period that the individual employees are notified or the liability is incurred.  These costs are included in restructuring and other charges in the Company’s consolidated statements of operations.  The Company also includes as part of other charges expense associated with asset impairments.  See Note 4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, for a detailed description of the 2009 and 2010 actions. A summary of the pre- tax cost by restructuring program is as follows:

First Quarter Ended
April 4, 2010
(in millions)
2009 Actions	$0.8
2010 Actions	2.9
Other Actions	0.1
Total	$3.8

The Company recorded net pre-tax restructuring and other charges in its business segments as follows:

First Quarter Ended
April 4, 2010
(in millions)
North America	$0.5
Europe	3.0
China	0.3
Total	$3.8

The first quarter charges for 2010 of  $3.8 million consist of approximately $2.0 million related to involuntary termination benefits, $0.7 million for accelerated depreciation for manufacturing operations, which was charged to cost of sales, and $0.2 million for other costs all associated with the 2010 actions.  Additionally, the Company recorded $0.3 million related to involuntary termination benefits and $0.5 million for relocation expenses associated with the 2009 actions.  The remaining costs related to involuntary termination benefits which were not part of a previously announced restructuring plan.

The Company recorded a tax charge approximating $1.5 million in the quarter ended April 4, 2010 for taxes on the expected repatriation of prior earnings of a Chinese subsidiary which is in the process of being sold.

The following table summarizes the total estimated pre-tax charges expected, incurred and remaining cost for the footprint consolidation-restructuring program initiated in 2009 by the Company’s reportable segments:

Reportable Segment	Total Expected Costs	Incurred through April 4, 2009	Remaining Costs at April 4, 2010
	(in millions)
North America	$2.7	$1.3	$1.4
China	9.0	8.8	0.2
Total	$11.7	$10.1	$1.6

Details of the Company’s 2009 footprint consolidation-restructuring program for the first quarter of 2010 are as follows:

	Severance	Asset write- downs	Facility exit and other	Total
	(in millions)
Balance at December 31, 2009	$—	$—	$—	$—
Net pre-tax restructuring charges	0.3	—	0.5	0.8
Utilization	(0.3)	—	(0.5)	(0.8)
Balance at April 4, 2010	$—	$—	$—	$—

The following table summarizes expected, incurred and remaining costs for 2009 restructuring actions by type:

	Severance	Asset write- downs	Facility exit and other	Total
	(in millions)
Expected costs	$3.2	$5.2	$3.3	$11.7
Costs incurred —2009	1.8	7.4	0.1	9.3
Costs incurred — quarter ended April 4, 2010	0.3	—	0.5	0.8
Balance at April 4, 2010	$1.1	$(2.2)	$2.7	$1.6

The following table summarizes the total estimated pre-tax charges expected, incurred and remaining cost for the 2010 footprint consolidation-restructuring program by the Company’s reportable segments:

Reportable Segment	Total Expected Costs	Incurred through April 4, 2010	Remaining Costs at April 4, 2010
	(in millions)
Europe	$12.5	$7.5	$5.0

Details of the Company’s 2010 footprint consolidation-restructuring program for the first quarter of 2010 are as follows:

	Severance	Asset write- downs	Facility exit and other	Total
	(in millions)
Balance at December 31, 2009	$4.2	$—	$—	$4.2
Net pre-tax restructuring charges	2.0	0.7	0.2	2.9
Utilization and foreign currency	(0.3)	(0.7)	(0.2)	(1.2)
Balance at April 4, 2010	$5.9	$—	$—	$5.9

The following table summarizes expected, incurred and remaining cost for 2010 restructuring actions by type:

	Severance	Asset write- downs	Facility exit and other	Total
	(in millions)
Expected costs	$7.5	$1.6	$3.4	$12.5
Costs incurred —2009	4.2	—	0.4	4.6
Costs incurred — quarter ended April 4, 2010	2.0	0.7	0.2	2.9
Remaining costs at April 4, 2010	$1.3	$0.9	$2.8	$5.0

6. Earnings per Share

The following tables set forth the reconciliation of the calculation of earnings per share:

	For the First Quarter Ended April 4, 2010
	Income (loss) (Numerator)	Shares (Denominator)	Per Share Amount
	(amounts in millions, except per share amounts)
Basic EPS
Income (loss) per share:
Continuing operations	$12.2	37.1	$0.33
Discontinued operations	(4.1)		(0.11)
Net income	$8.1		$0.22
Effect of dilutive securities
Common stock equivalents		0.2
Diluted EPS
Income (loss) per share:
Continuing operations	$12.2		$0.33
Discontinued operations	(4.1)		(0.11)
Net income	$8.1	37.3	$0.22

Options to purchase 0.7 million shares of Class A Common Stock were outstanding during the first quarter of 2010 but were not included in the computation of diluted EPS because to do so would be anti-dilutive.

	For the First Quarter Ended March 29, 2009
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(amounts in millions, except per share amounts)
Basic EPS
Income (loss) per share:
Continuing operations	$4.1	36.9	$0.11
Discontinued operations	(0.7)		(0.02)
Net income	$3.4		$0.9
Effect of dilutive securities
Common stock equivalents		0.1
Diluted EPS
Income (loss) per share:
Continuing operations	$4.1		$0.11
Discontinued operations	(0.7)		(0.02)
Net income	$3.4	37.0	$0.09

Options to purchase 0.8 million shares of Class A Common Stock were outstanding during the first quarter of 2009 but were not included in the computation of diluted EPS because to do so would be anti-dilutive.

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

The following is a summary of the Company’s significant accounts and balances by segment, reconciled to the consolidated totals:

	First Quarter Ended
	April 4, 2010	March 29, 2009
	(in millions)
Net Sales
North America	$198.5	$177.5
Europe	116.5	108.2
China	4.3	5.0
Consolidated net sales	$319.3	$290.7

Operating income (loss)
North America	$27.6	$14.5
Europe	10.6	9.9
China	(1.1)	(0.2)
Subtotal reportable segments	37.1	24.2

Corporate (*)	(11.1)	(8.7)
Consolidated operating income	26.0	15.5

Interest income	0.2	0.2
Interest expense	(5.2)	(5.6)
Other	0.2	0.5
Income from continuing operations before income taxes	$21.2	$10.6

Identifiable Assets
North America	$799.9	$790.2
Europe	666.1	675.9
China	93.2	96.1
Discontinued operations	12.1	52.8
Consolidated identifiable assets	$1,571.3	$1,615.0

Long-Lived Assets
North America	$81.6	$90.5
Europe	101.9	101.8
China	16.0	31.9
Consolidated long-lived assets	$199.5	$224.2

Capital Expenditures
North America	$3.2	$1.7
Europe	3.5	2.3
China	0.1	0.2
Consolidated capital expenditures	$6.8	$4.2

Depreciation and Amortization
North America	$4.3	$4.3
Europe	6.8	5.6
China	0.5	0.9
Consolidated depreciation and amortization	$11.6	$10.8

*                      Corporate expenses are primarily for compensation expense, internal controls costs, professional fees, including legal and audit expenses, shareholder services and benefit administration costs. These costs are not allocated to the geographic segments as they are viewed as corporate functions that support all activities.

The above operating segments are presented on a basis consistent with the presentation included in the Company’s December 31, 2009 consolidated financial statements included in its Annual Report on Form 10-K.

The North American segment includes U.S. net sales of $181.1 million and $164.4 million for the first quarters of 2010 and 2009, respectively. The North American segment also includes U.S. long-lived assets of $75.3 million and $84.5 million at April 4, 2010 and March 29, 2009, respectively.

Intersegment sales for the first quarter of 2010 for North America, Europe and China were $1.0 million, $2.1 million and $24.5 million, respectively.   Intersegment sales for the first quarter of 2009 for North America, Europe and China were $1.1 million, $1.9 million and $26.3 million, respectively.

8. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of the following:

	Foreign Currency Translation	Pension Adjustment	Accumulated Other Comprehensive Income (Loss)
	(in millions)

Balance December 31, 2009	$51.6	$(21.5)	$30.1
Change in period	(23.8)	0.6	(23.2)
Balance April 4, 2010	$27.8	$(20.9)	$6.9

Balance December 31, 2008	$25.4	$(25.2)	$0.2
Change in period	(13.2)	0.8	(12.4)
Balance March 29, 2009	$12.2	$(24.4)	$(12.2)

Accumulated other comprehensive income (loss) in the consolidated balance sheets as of April 4, 2010 and March 29, 2009 consists primarily of cumulative translation adjustments and pension related prior service costs and net actuarial loss.  The Company’s total comprehensive income was as follows:

	First Quarter Ended
	April 4, 2010	March 29, 2009
	(in millions)

Net income	$8.1	$3.4
Foreign currency translation and pension adjustments	(23.2)	(12.4)
Total comprehensive loss	$(15.1)	$(9.0)

9. Debt

The Company’s revolving credit facility provides for multi-currency unsecured borrowings and stand-by letters of credit of up to $350.0 million and expires in April 2011. Borrowings outstanding under the revolving credit facility bear interest at a fluctuating rate per annum equal to an applicable percentage equal to (i) in the case of Eurocurrency rate loans, the British Bankers Association LIBOR rate plus an applicable percentage of 0.625%, which is determined by reference to the Company’s consolidated leverage ratio, or (ii) in the case of base rate loans and swing line loans, the higher of (a) the federal funds rate plus 0.5% and (b) the rate of interest in effect for such day as announced by Bank of America, N.A. as its “prime rate.” The revolving credit facility includes operational and financial covenants customary for facilities of this type, including, among others, restrictions on additional indebtedness, liens and investments and maintenance of certain leverage ratios. As of April 4, 2010, the Company was in compliance with all covenants related to the revolving credit facility, had $315.3 million of unused credit under the revolving credit facility and $34.7 million of stand-by letters of credit outstanding on its revolving credit facility.  Due primarily to the consolidated leverage ratio, the Company could borrow approximately $127.0 million, as of April 4, 2010, under the existing facility, excluding the stand-by-letters of credit, before it would violate a covenant.  The Company is currently negotiating a new revolving credit facility with its relationship banks and expects to have an agreement finalized before the end of the second quarter of 2010.

The Company is a party to several note agreements as further detailed in Note 11 of Notes to Consolidated Financial Statements of the Annual Report on Form 10-K for the year ended December 31, 2009.  These note agreements require the Company to maintain a fixed charge coverage ratio of consolidated EBITDA plus consolidated rent expense during the period to consolidated fixed charges.  Consolidated fixed charges are the sum of consolidated interest expense for the period and consolidated rent expense.  As of April 4, 2010, the Company was in compliance with all the covenants.

The Company has $50.0 million in senior unsecured notes maturing on May 17, 2010 and expects to use available cash to repay these existing notes. See Note 12 for discussion of a new debt agreement.

10.  Contingencies and Environmental Remediation

As disclosed in Part I, Item 1, “Product Liability, Environmental and Other Litigation Matters” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the Company is a party to certain litigation, have conducted an investigation regarding information that employees of CWV made payments to employees of state-owned agencies and whether such payments may violate the Foreign Corrupt Practices Act, and the Company is engaged in certain environmental remediation.  There have been no material developments with respect to its contingencies and environmental remediation proceedings during the first quarter ended April 4, 2010 except as discussed in Note 12 regarding the FCPA investigation.

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

The components of net periodic benefit cost are as follows:

	First Quarter Ended
	April 4, 2010	March 29, 2009
	(in millions)
Service cost—benefits earned	$1.1	$1.1
Interest costs on benefits obligation	1.4	1.3
Expected return on assets	(1.5)	(1.0)
Prior service costs and net actuarial loss amortization	0.7	0.8
Net periodic benefit cost	$1.7	$2.2

The information related to the Company’s pension funds cash flow is as follows:

	First Quarter Ended
	April 4, 2010	March 29, 2009
	(in millions)

Employer contributions	$2.6	$1.6

The Company expects to contribute approximately $7.5 million for the remainder of 2010.

12.  Subsequent Events

On May 5, 2010, the Company entered into an agreement with various investors to issue senior unsecured notes totaling $75.0 million at 5.05%, with principal due in 10 years. The Company expects the transaction to close in June 2010.

On May 4, 2010, the Company declared a quarterly dividend of eleven cents ($0.11) per share on each outstanding share of Class A Common Stock and Class B Common Stock.

On April 16, 2010 the Company completed the acquisition of Blue Ridge Atlantic Enterprises (BRAE) in a share purchase transaction for approximately $0.5 million plus an earn-out agreement with a maximum potential payment of $4.8 million three years from the purchase date. BRAE is a leading provider of engineered rain water harvesting solutions and addresses the commercial, industrial and residential markets. BRAE’s rain water harvesting systems are an integral part of the Green movement to conserve water and can contribute up to 30% of Leadership in Energy and Environmental Design (LEED) points available for Green buildings. BRAE had annual revenues of approximately $2.0 million in 2009.  The BRAE acquisition expands the Company’s portfolio of drain products.

In March 2010, in connection the Company’s manufacturing footprint consolidation, the Company closed the operations of Tianjin Watts Valve Company LTD. (TWVC) and relocated its manufacturing to other facilities. On April 12, 2010, the Company signed a definitive equity transfer agreement with a third party to sell its equity ownership and remaining assets of TWVC. The sale is expected to be finalized before the end of 2010, subject to receiving all applicable government approvals. The Company expects to receive net proceeds of $5.9 million from the sale.

As previously disclosed in prior periodic reports on Form 10-K and Form 10-Q, the Company conducted an investigation into payments made by employees of CWV to individuals associated with state-owned agencies that may violate the FCPA.  The Company voluntarily disclosed this matter to the Securities and Exchange Commission (SEC) and the Department of Justice (DOJ).  The Company had engaged in negotiations with the staff of the SEC and DOJ to resolve potential violations of the FCPA relating to these payments.  Those negotiations have reached a stage at which the Company was able to estimate a probable pre-tax charge in connection with these matters of approximately $5.3 million, which amount includes estimated disgorgement of profits and interest. This has been reflected in the Company’s results for the first quarter ended April 4, 2010. The Company has recorded this charge, net of tax, in discontinued operations as these potential violations pertained to CWV, which had been classified as discontinued operations in 2009. There is currently no definitive agreement with the SEC staff or DOJ for the resolution of this matter, including with respect to any disgorgement of profits or interest payment, and any agreement will be subject to the approval by the Commissioners of the SEC and senior DOJ personnel. Therefore, there can be no assurance that the Company’s negotiations with the SEC staff and DOJ will result in a final resolution, and the amount of the loss upon final disposition of these matters may exceed the Company’s current estimate.

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

We operate on a 52-week fiscal year ending on December 31.  Any first quarter ended data contained in this Quarterly Report on Form 10-Q reflects the results of operations for the applicable 13-week period ended. There were four additional working days in the first quarter ended April 4, 2010 than there were in the first quarter ended March 29, 2009.

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

During the first quarter of 2010, organic sales increased by 6.7% over the first quarter of 2009, partially due to the additional four working days in the first quarter of 2010 mentioned previously and partially due to increased per day sales volume.  This was our first organic sales increase since the third quarter of 2008.  Sales into the North American wholesale and retail markets increased organically by 9.2% and 13.5%, respectively, and wholesale sales in Europe increased organically by approximately 3%.  We believe key drivers of the increase in sales is the upturn in the repair and remodeling markets in both the U.S. and Europe, some minor restocking in the retail channels, new product introductions and improvements in the residential home building market. The comparative sales volume increase drove better plant absorption in many of our facilities and, along with productivity initiatives through Lean and Six Sigma principles, drove improved incremental gross margin and operating margin performance as compared to the first quarter of 2009.  Foreign currency movements, mainly related to the strengthening of the euro and Canadian dollar against the U.S. dollar, positively impacted our first quarter diluted earnings by $0.02 as compared to the first quarter of 2009.  The U.S. commercial marketplace continues to be weak and we do not foresee a pickup in this end market during 2010.

We believe that the factors relating to our future growth include the demand for clean water around the world, regulatory requirements relating to the quality and conservation of water, continued enforcement of plumbing and building codes, our ability to grow organically in select attractive market segments, the successful completion of selective acquisitions, both in our core markets as well as in new complementary markets, and a healthy economic environment.  We have completed 33 acquisitions since divesting our industrial and oil and gas business in 1999. Our acquisition strategy focuses on businesses that manufacture preferred brand name products that address our themes of water quality, water conservation, water safety and water flow control and related complementary markets. We target businesses that will provide us with one or more of the following: an entry into new markets, an increase in shelf space with existing customers, a new or improved technology or an expansion of the breadth of our water quality, water conservation, water safety and water flow control products for the residential and commercial construction markets.

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

We require substantial amounts of raw materials to produce our products, including bronze, brass, cast iron, steel and plastic, and substantially all of the raw materials we require are purchased from outside sources.  The commodity markets, particularly copper, have experienced tremendous volatility over the past several years.  Bronze and brass are copper-based alloys. The spot price of copper during the first quarter of 2010 increased approximately 7.3% from December 31, 2009. We typically carry several months of inventory on-hand primarily due to the significant extent of our international sourcing.

Historically, we have faced a risk relating to our ability to deal effectively with increases in raw material costs. We manage this risk by monitoring related market prices, working with our suppliers to achieve the maximum level of stability in their costs and related pricing, seeking alternative supply sources when necessary, purchasing forward commitments for raw materials, when available, implementing cost reduction programs and passing increases in costs on to our customers.

Another risk we face in all areas of our business is competition. We consider brand preference, engineering specifications, code requirements, price, technological expertise, delivery times and breadth of product offerings to be the primary competitive factors. As mentioned previously, we believe that the product development, product testing capability and investment in plant and equipment needed to manufacture products in compliance with code requirements represent a barrier to entry for competitors. We are committed to maintaining our capital equipment at a level consistent with current technologies, and thus we expect to spend approximately $31.0 million in 2010.

In 2009, our Board of Directors approved the sale of our Watts Valve (Changsha) Co., Ltd. (CWV) subsidiary. We also liquidated our TEAM Precision Pipework, Ltd. (TEAM) subsidiary through an administration process under the United Kingdom law, as more fully described in Note 3 of Notes to Consolidated Financial Statements. We classified have CWV’s and TEAM’s results of operations and any related losses as discontinued operations for all periods presented in this report.

Recent Developments

On May 5, 2010, we entered into an agreement with various investors to issue senior unsecured notes totaling $75.0 million at 5.05%, with principal due in 10 years. We expect the transaction to close in June 2010.

On May 4, 2010, we declared a quarterly dividend of eleven cents ($0.11) per share on each outstanding share of Class A Common Stock and Class B Common Stock.

On April 16, 2010, we completed the acquisition of Blue Ridge Atlantic Enterprises (BRAE) in a share purchase transaction for approximately $0.5 million plus an earn-out agreement with a maximum potential payment of $4.8 million three years from the purchase date. BRAE is a leading provider of engineered rain water harvesting solutions and addresses the commercial, industrial and residential markets. BRAE’s rain water harvesting systems are an integral part of the Green movement to conserve water and can contribute up to 30% of Leadership in Energy and Environmental Design (LEED) points available for Green buildings. BRAE had annual revenues of approximately $2.0 million in 2009. The BRAE acquisition expands our portfolio of drain products.

In March 2010, in connection with our manufacturing footprint consolidation, we closed the operations of Tianjin Watts Valve Company LTD. (TWVC) and relocated its manufacturing to other facilities. On April 12, 2010, we signed a definitive equity transfer agreement with a third party to sell our equity ownership and remaining assets of TWVC. The sale is expected to be finalized before the end of 2010, subject to receiving all applicable government approvals. We expect to receive net proceeds of approximately $5.9 million from the sale.

We completed the sale of CWV in January 2010. As previously disclosed in prior periodic reports on Form 10-K and Form 10-Q, we conducted an investigation into payments made by employees of CWV to individuals associated with state-owned agencies that may violate the United States Foreign Corrupt Practices Act (FCPA).  We voluntarily disclosed this matter to the Securities and Exchange Commission (SEC) and the Department of Justice (DOJ).  We have engaged in negotiations with the staff of the SEC and DOJ to resolve potential violations of the FCPA relating to these payments.  Those negotiations have reached a stage at which we were able to estimate a probable pre-tax charge in connection with these matters of approximately $5.3 million, which amount includes estimated disgorgement of profits and interest. This has been reflected in our results for the first quarter ended April 4, 2010. We have recorded this charge, net of tax, in discontinued operations as these potential violations pertained to CWV, which had been classified as discontinued operations in 2009. There is currently no definitive agreement with the SEC staff or DOJ for the resolution of this matter, including with respect to any disgorgement of profits or interest payment, and any agreement will be subject to the approval by the Commissioners of the SEC and senior DOJ personnel. Therefore, there can be no assurance that our negotiations with the SEC staff and DOJ will result in a final resolution, and the amount of the loss upon final disposition of these matters may exceed our current estimate.

Results of Operations

First Quarter Ended April 4, 2010 Compared to First Quarter Ended March 29, 2009

Net Sales.  Our business is reported in three geographic segments: North America, Europe and China. Our net sales in each of these segments for each of the first quarters of 2010 and 2009 were as follows:

	First Quarter Ended April 4, 2010		First Quarter Ended March 29, 2009			% Change to Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales
	(dollars in millions)
North America	$198.5	62.2%	$177.5	61.1%	$21.0	7.2%
Europe	116.5	36.5	108.2	37.2	8.3	2.8
China	4.3	1.3	5.0	1.7	(0.7)	(0.2)
Total	$319.3	100%	$290.7	100%	$28.6	9.8%

The increase (decrease) in net sales in each of the three geographic segments is attributable to the following:

					Change As a % of Consolidated Net Sales				Change As a % of Segment Net Sales
	North America	Europe	China	Total	North America	Europe	China	Total	North America	Europe	China
	(dollars in millions)
Organic	$18.2	$2.1	$(0.7)	$19.6	6.2%	0.7%	(0.2)%	6.7%	10.3%	1.9%	(14.0)%
Foreign exchange	2.8	6.2	—	9.0	1.0	2.1	—	3.1	1.5	5.8	—
Total	$21.0	$8.3	$(0.7)	$28.6	7.2%	2.8%	(0.2)%	9.8%	11.8%	7.7%	(14.0)%

There were four additional working days in the first quarter ended April 4, 2010 than there were in the first quarter ended March 29, 2009.

Organic sales into the North American wholesale market in the first quarter of 2010 increased by 9.2% compared to the first quarter of 2009. This increase was primarily due to increased unit sales of our plumbing and heating, backflow and gas connector product lines. Organic sales into the North American DIY market in the first quarter of 2010 increased 13.5% compared to the first quarter of 2009, primarily from increased product volume associated with repair and remodeling activity, new product introductions and from customer restocking partially offset by price concessions.

Organic net sales increased in Europe primarily due to increased sales into the European wholesale market, which increased by 3.0%. The wholesale market increase was driven by a stronger repair and remodeling market place and due to high export sales.  Overall, our sales into the European OEM and DIY markets remained relatively flat compared to the first quarter of 2009.

Organic net sales declined in China primarily due to decreased sales in the Chinese export markets.

The increases in net sales due to foreign exchange in Europe and North America were primarily due to the appreciation of the euro and the Canadian dollar, respectively, against the U.S. dollar. We cannot predict whether these currencies will continue to appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

Gross Profit. Gross profit and gross profit as a percent of net sales (gross margin) for the first quarters of 2010 and 2009 were as follows:

	First Quarter Ended
	April 4, 2010	March 29, 2009
	(dollars in millions)
Gross profit	$117.6	$97.0
Gross margin	36.8%	33.3%

Gross margin increased 3.5 percentage points in the first quarter of 2010 compared to the first quarter of 2009. Gross profit included a charge of $0.7 million in 2010 for accelerated depreciation related to production facilities in France that are part of our restructuring program. Both North America and Europe improved gross margins were primarily attributable to increased sales volumes, better absorption at the factories, better product mix and productivity gains from cost savings initiatives partially offset by increased raw materials costs and some decreased selling prices.  Our China segment’s gross margin decreased as a result of absorption issues and aggressive pricing from competitors for domestic Chinese sales.

Selling, General and Administrative Expenses.  Selling, General and Administrative, or SG&A, expenses for the first quarter of 2010 increased $8.3 million, or 10.4%, compared to the first quarter of 2009.  The increase in SG&A expenses was attributable to the following:

	(in millions)	% Change

Organic	$6.2	7.8%
Foreign exchange	2.1	2.6
Total	$8.3	10.4%

The organic increase in SG&A expenses was primarily due to increased legal and personnel related costs and increased variable selling expenses due to higher sales volumes.  The increase in SG&A expenses from foreign exchange was primarily due to the appreciation of the euro against the U.S. dollar.  Total SG&A expenses, as a percentage of sales, were 27.7% in the first quarter of 2010 compared to 27.5% in the first quarter of 2009.

Restructuring and Other Charges. In the first quarter of 2010, we recorded a charge of $3.3 million primarily for severance and other costs incurred as part of our previously announced restructuring programs, as compared to $1.5 million for the first quarter of 2009.   For a more detailed description of our current restructuring plans see Note 5 of Notes to Consolidated Financial Statements.

Operating Income.  Operating income (loss) by geographic segment for the first quarters of 2010 and 2009 was as follows:

	First Quarter Ended			% Change to Consolidated
	April 4, 2010	March 29, 2009	Change	Operating Income
	(dollars in millions)

North America	$27.6	$14.5	$13.1	84.5%
Europe	10.6	9.9	0.7	4.5
China	(1.1)	(0.2)	(0.9)	(5.8)
Corporate	(11.1)	(8.7)	(2.4)	(15.5)
Total	$26.0	$15.5	$10.5	67.7%

The increase (decrease) in operating income (loss) is attributable to the following:

						Change					Change
						As a % of Consolidated Operating Income					As a % of Segment Operating Income
	North America	Europe	China	Corp.	Total	North America	Europe	China	Corp.	Total	North America	Europe	China	Corp.
	(dollars in millions)
Organic	$12.8	$2.0	$(0.6)	$(2.4)	$11.8	82.6%	12.9%	(3.9)%	(15.5)%	76.1%	88.3%	20.2%	(300.0)%	(27.6)%
Foreign exchange	0.5	0.7	—	—	1.2	3.2	4.5	—	—	7.7	3.4	7.1	—	—
Restructuring/other	(0.2)	(2.0)	(0.3)	—	(2.5)	(1.3)	(12.9)	(1.9)	—	(16.1)	(1.4)	(20.2)	(150.0)	—
Total	$13.1	$0.7	$(0.9)	$(2.4)	$10.5	84.5%	4.5%	(5.8)%	(15.5)%	67.7%	90.3%	7.1%	(450.0)%	(27.6)%

The increase in consolidated organic operating income was due primarily to increased unit volume sales and stronger gross margins partially offset by increased SG&A expenses. The North America margin increase was primarily due to increased sales volumes, better factory absorption levels and the impact of cost savings initiatives. Corporate costs increased due to higher legal costs.

Interest Expense.  Interest expense decreased $0.4 million, or 7.1%, for the first quarter of 2010 compared to the first quarter of 2009, primarily because we had no borrowings outstanding on our revolving credit facility during the first quarter of 2010.

Other Income, Net.  Other income, net decreased $0.3 million for the first quarter of 2010 compared to the first quarter of 2009, primarily because foreign currency transactions that resulted in gains in the first quarter of 2009 which were not replicated in the same period in 2010.

Income Taxes.   Our effective tax rate for continuing operations decreased to 42.5% in the first quarter of 2010, from 61.3% for the first quarter of 2009. Included in the first quarter 2010 tax rate is a charge of $1.5 million for taxes expected to be paid for the repatriation of earnings of TWVC as we expect to sell TWVC before the end of 2010.  In addition, we recorded the reversal of previously recognized tax benefits in China in the first quarter of 2009 which caused the rate to increase during that period.  This decrease in our effective tax rate was partially offset by a change in the earnings mix with more income being recognized in higher tax jurisdictions during the first quarter of 2010.

Net Income From Continuing Operations.  Net income from continuing operations for the first quarter of 2010 was $12.2 million, or $0.33 per common share, compared to $4.1 million, or $0.11 per common share, for the first quarter of 2009. Results for the first quarter of 2010 include an after-tax charge of $4.2 million, or $0.11 per share, related primarily to accelerated depreciation, severance costs and a $1.5 million tax adjustment compared to an after-tax charge of $4.9 million, or $0.13 per share, for the first quarter of 2009. The appreciation of the euro and Canadian dollar against the U.S. dollar resulted in a positive impact on our operations of $0.02 per common share for the first quarter of 2010 compared to the comparable period in 2009. We cannot predict whether the euro,

Canadian dollar or Chinese yuan will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net income.

Loss From Discontinued Operations.  The loss from discontinued operations was primarily attributable to disgorgement of profits, interest and legal costs related to the FCPA investigation as more fully described in Notes 3 and 12 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

We generated $4.7 million of cash from operating activities in the first three months of 2010 as compared to $18.0 million of cash in the first three months of 2009. Higher income from continuing operations in 2010 was offset by increased accounts receivable in our North America and Europe segments.  This increase was primarily due to timing of revenues. Additionally, our Europe segment experienced increased inventory due to higher commodity costs, which was partially offset by decreased inventory in North America.

We used $6.8 million of net cash from investing activities for the first three months of 2010 primarily for purchases of capital equipment.  For the remainder of fiscal year 2010, we expect to invest approximately $24.0 million for manufacturing machinery and equipment as part of our ongoing commitment to improve our manufacturing capabilities. We paid $0.5 million for earn-out payments related to an acquisition from prior years.

As of April 4, 2010, we held $5.2 million in investments with an auction reset feature, or auction rate securities (ARS), with a total par value of $6.3 million.  We previously elected to participate in a settlement offer by UBS AG (UBS).   Under the terms of the settlement, we were issued rights by UBS.  Each right entitles the holder to sell the underlying ARS at par to UBS at any time during the period June 30, 2010, through July 2, 2012. UBS could elect at any time from the settlement date through July 2, 2012 to purchase the ARS at par value. The rights were valued at $1.1 million at April 4, 2010.  We have classified the investment in ARS and the UBS rights as short-term investments, as we intend to exercise our right to put the ARS on UBS at par on the earliest date possible.

We used $5.3 million of net cash from financing activities for the first three months of 2010, primarily for dividend payments.

Our $350.0 million revolving credit facility with a syndicate of banks is being used to support our acquisition program, for working capital requirements and for general corporate purposes. Outstanding indebtedness under the revolving credit facility bears interest at a rate determined by the type of loan plus an applicable margin determined by our consolidated leverage ratio, depending on the applicable base rate and our bond rating. There were no borrowings under the credit facility at April 4, 2010. The revolving credit facility includes operational and financial covenants customary for facilities of this type, including, among others, restrictions on additional indebtedness, liens and investments and maintenance of certain leverage ratios. As of April 4, 2010, we were in compliance with all covenants related to the revolving credit facility and had $315.3 million of unused credit under the revolving credit facility and $34.7 million of stand-by letters of credit outstanding on the revolving credit facility.  Due primarily to the consolidated leverage ratio, we could borrow approximately $127.0 million as of April 4, 2010, under the existing facility, excluding the stand-by-letters of credit, before it would violate a covenant.  We are currently negotiating a new revolving credit facility with our relationship banks and expect to have an agreement before the end of the second quarter of 2010.

We used $1.8 million of net cash from operating activities of discontinued operations in the first three months of 2010 primarily due to payments to outside counsel in connection with the FCPA investigation.

We generated $5.1 million of net cash from investing activities of discontinued operations in the first three months of 2010 primarily from cash received from the sale of CWV.

Working capital (defined as current assets less current liabilities) as of April 4, 2010 was $492.9 million compared to $489.8 million as of December 31, 2009. This increase was primarily due to an increase in trade accounts receivable.  Cash and cash equivalents decreased to $252.7 million as of April 4, 2010 compared to $258.2 million as of December 31, 2009 primarily due to increased accounts receivable in North America and Europe. The ratio of current assets to current liabilities was 2.6 to 1 as of April 4, 2010 and December 31, 2009, respectively.

We anticipate that available funds will be sufficient to meet the $50.0 million in principal on our senior notes maturing on May 17, 2010. As noted in Item 2. “Recent Developments,” we expect to issue $75.0 million in senior unsecured notes in June 2010.

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

A reconciliation of net cash provided by continuing operating activities to free cash flow is provided below:

	First Quarter Ended
	April 4, 2010	March 29, 2009
	(in millions)
Net cash provided by continuing operating activities	$4.7	$18.0
Less: additions to property, plant, and equipment	(6.8)	(4.2)
Plus: proceeds from the sale of property, plant, and equipment	0.2	0.2
Free cash inflow (outflow)	$(1.9)	$14.0

Free cash outflow in the first quarter ended April 4, 2010 was caused primarily by higher working capital requirements as a result of increased revenues during the quarter.

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

Application of Critical Accounting Policies and Key Estimates

The preparation of our consolidated financial statements in accordance with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported. A critical accounting estimate is an assumption about highly uncertain matters and could have a material effect on the consolidated financial statements if another, also reasonable, amount were used, or, a change in the estimate is reasonably likely from period to period. We base our assumptions on historical experience and on other estimates that we believe are reasonable under the circumstances. Actual results could differ significantly from these estimates.  There were no changes in accounting policies or significant changes in accounting estimates during the first three months of 2010.

We periodically discuss the development, selection and disclosure of the estimates with our Audit Committee. Management believes the following critical accounting policies reflect its more significant estimates and assumptions.

Revenue recognition

We recognize revenue when all of the following criteria are met: (1) we have entered into a binding agreement, (2) the product has shipped and title has passed, (3) the sales price to the customer is fixed or is determinable and (4) collectability is reasonably assured. We recognize revenue based upon a determination that all criteria for revenue recognition have been met, which, based on the majority of our shipping terms, is considered to have occurred upon shipment of the finished product. Some shipping terms require the goods to be received by the customer before title passes. In those instances, revenues are not recognized until the customer has received the goods. We record estimated reductions to revenue for customer returns and allowances, cash discounts and for customer programs. Provisions for returns and allowances and cash discounts are made at the time of sale, derived from historical trends and form a portion of the allowance for doubtful accounts. Customer programs, which are primarily annual volume incentive plans, allow customers to earn credit for attaining agreed upon purchase targets from us. We record estimated reductions to revenue, made at the time of sale, for customer programs based on estimated purchase targets.

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

Goodwill and other intangibles

We have made numerous acquisitions over the years which included the recognition of a significant amount of goodwill. Goodwill is tested for impairment annually or more frequently if an event or circumstance indicates that an impairment loss may have been incurred. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, and determination of the fair value of each reporting unit. We estimate the fair value of our reporting units using an income approach based on the present value of estimated future cash flows. We believe this approach yields the most appropriate evidence of fair value as our reporting units are not easily compared to other corporations involved in similar businesses.

Intangible assets such as purchased technology are generally recorded in connection with a business acquisition. Values assigned to intangible assets are determined by an independent valuation firm based on our estimates and judgments regarding expectations of the success and life cycle of products and technology acquired. As of our October 25, 2009 annual testing date, we determined we had seven reporting units in continuing operations, one which had no goodwill.

We review goodwill for impairment utilizing a two-step process. The first step of the impairment test requires a comparison of the fair value of each of our reporting units to the respective carrying value. If the carrying value of a reporting unit is less than its fair value, no indication of impairment exists and a second step is not performed. If the carrying amount of a reporting unit is higher than its fair value, there is an indication that an impairment may exist and a second step must be performed. In the second step, the impairment is computed by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess and charged to operations.

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

The Orion reporting unit’s operating results are being hindered by the downturn in the commercial and institutional end markets in the U.S., where Orion sells a majority of its products.  Should Orion’s sales decline because the commercial marketplace deteriorates more than our current expectations, then the reporting unit’s goodwill may be at risk for impairment in the future.  Further, our Blücher reporting unit’s operating results rely heavily on the well being of Europe’s major economies.  Recent sovereign debt issues in Europe could delay Europe’s recovery from recession or could send those economies back into recession.  Blücher’s goodwill may also be at risk for impairment in the future.

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

Our foreign subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials and are denominated in European currencies or the U.S. or Canadian dollar. We use foreign currency forward exchange contracts to manage the risk related to intercompany purchases that occur during the course of a year and certain open foreign currency denominated commitments to sell products to third parties. For the first three months of 2010, the amounts recorded in other (income) expense for the change in the fair value of such contracts was $0.2 million of income.

We have historically had a low exposure on the cost of our debt to changes in interest rates. Information about our long-term debt, including principal amounts and related interest rates, appears in Note 11 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

We used a discounted cash flow model for determining the value of the ARS and the UBS rights.  We engaged valuation specialists to develop the models.  As there is no active market for the ARS and the rights are non-transferable, we believe that the discounted cash flow model gives the best estimate of fair value at April 4, 2010.  The model includes assumptions that are more fully explained in Note 16 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2009.  The most sensitive of these assumptions is the illiquidity spread.  The illiquidity spread increases the discount rate, thereby decreasing the estimated fair value.  To value the rights issued by UBS, we used a discounted cash flow model to estimate the fair value of the ARS with the rights.  The value of the rights was determined by looking at the difference between the ARS as determined compared to the ARS with the rights.    While we believe the assumptions used are consistent with the current market view on the ARS and are reasonable, different assumptions could significantly affect our valuation of ARS.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended April 4, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  In connection with these rules, we will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Part II.  OTHER INFORMATION

Item l.   Legal Proceedings

As previously disclosed in prior periodic reports on Form 10-K and Form 10-Q, we conducted an investigation into payments made by employees of CWV to individuals associated with state-owned agencies that may violate the United States Foreign Corrupt Practices Act (FCPA).  We voluntarily disclosed this matter to the Securities and Exchange Commission (SEC) and the Department of Justice (DOJ).  We have engaged in negotiations with the staff of the SEC and DOJ to resolve potential violations of the FCPA relating to these payments.  Those negotiations have reached a stage at which we were able to estimate a probable pre-tax charge in connection with these matters of approximately $5.3 million, which amount includes estimated disgorgement of profits and interest. This has been reflected in our results for the first quarter ended April 4, 2010. We have recorded this charge, net of tax, in discontinued operations as these potential violations pertained to CWV, which had been classified as discontinued operations in 2009. There is currently no definitive agreement with the SEC staff or DOJ for the resolution of this matter, including with respect to any disgorgement of profits or interest payment, and any agreement will be subject to the approval by the Commissioners of the SEC and senior DOJ personnel. Therefore, there can be no assurance that our negotiations with the SEC staff and DOJ will result in a final resolution, and the amount of the loss upon final disposition of these matters may exceed our current estimate.

As disclosed in Part I, Item 1, “Business — Product Liability, Environmental and Other Litigation Matters” of our Annual Report on Form 10-K for the year ended December 31, 2009, we are also a party to certain litigation and we are engaged in certain environmental remediation.  There have been no material developments with respect to these other contingencies and environmental remediation proceedings during the first quarter ended April 4, 2010.

Item 1A.  Risk Factors

This report may include statements that are not historical facts and are considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements reflect our current views about future results of operations and other forward-looking information.  In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should” and “would” or similar words. You should not rely on forward-looking statements because our actual results may differ materially from those indicated by these forward-looking statements as a result of a number of important factors.  These factors include, but are not limited to, the following:  the current economic and financial condition, which can affect levels of housing starts and remodeling, affecting the markets where our products are sold, manufactured, or marketed; shortages in and pricing of raw materials and supplies; loss of market share through competition; introduction of competing products by other companies; pressure on prices from competitors, suppliers, and/or customers; changes in variable interest rates on our borrowings; identification and disclosure of material weaknesses in our internal control over financial reporting; failure to expand our markets through acquisitions; failure or delay in developing new products; lack of acceptance of new products; failure to manufacture products that meet required performance and safety standards; foreign exchange rate fluctuations; cyclicality of industries, such as plumbing and heating wholesalers and home improvement retailers, in which we market certain of our products; environmental compliance costs; product liability risks; the results and timing of our manufacturing restructuring plan; changes in the status of current litigation, including the James Jones Litigation; and other risks and uncertainties discussed under the heading “Item 1A. Risk Factors” in the Watts Water Technologies, Inc. Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities Exchange Commission, and in other reports we file from time to time with the Securities and Exchange Commission.

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

The following table includes information with respect to shares of our Class A Common Stock withheld to satisfy withholding tax obligations during the three-month period ended April 4, 2010.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2010 — January 31, 2010	—	—	—	—
February 1, 2010 — February 28, 2010	32,713	$28.87	—	—
March 1, 2010 — April 4, 2010	—	—	—	—
Total	32,713	$28.87	—	—

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

WATTS WATER TECHNOLOGIES, INC.

Date:	May 14, 2010	By:	/s/ Patrick S. O’Keefe
Patrick S. O’Keefe
Chief Executive Officer

Date:	May 14, 2010	By:	/s/ William C. McCartney
William C. McCartney
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description

3.1	Restated Certificate of Incorporation, as amended (1)

3.2	Amended and Restated By-Laws (2)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350

(1)           Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-11499) for the quarter ended July 3, 2005.

(2)          Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-11499) dated February 8, 2010.