Form 10-Q
period 2010-07-04
WATTS WATER TECHNOLOGIES INC
filed 2010-08-13
CIK 795403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒                Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 4, 2010

or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2010
Class A Common Stock, $0.10 par value	29,811,888

Class B Common Stock, $0.10 par value	7,073,880

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share information)

(Unaudited)

	July 4,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$254.7	$258.2
Short-term investment securities	4.0	6.5
Trade accounts receivable, less allowance for doubtful accounts of $9.5 million at July 4, 2010 and $7.5 million at December 31, 2009	200.6	181.3
Inventories, net:
Raw materials	100.8	88.0
Work in process	22.6	36.5
Finished goods	145.7	142.2
Total Inventories	269.1	266.7
Prepaid expenses and other assets	32.5	22.1
Deferred income taxes	36.3	35.4
Assets held for sale	11.3	11.3
Assets of discontinued operations	11.9	23.1
Total Current Assets	820.4	804.6
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	433.4	454.9
Accumulated depreciation	(239.9)	(248.4)
Property, plant and equipment, net	193.5	206.5
OTHER ASSETS:
Goodwill	415.1	425.1
Intangible assets, net	150.2	151.2
Deferred income taxes	6.0	3.0
Other, net	10.8	8.8
TOTAL ASSETS	$1,596.0	$1,599.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$113.7	$102.3
Accrued expenses and other liabilities	124.9	105.9
Accrued compensation and benefits	37.7	45.9
Current portion of long-term debt	0.7	50.9
Liabilities of discontinued operations	5.8	9.8
Total Current Liabilities	282.8	314.8
LONG-TERM DEBT, NET OF CURRENT PORTION	378.1	304.0
DEFERRED INCOME TAXES	41.8	43.0
OTHER NONCURRENT LIABILITIES	49.6	57.8
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Class A Common Stock, $0.10 par value; 80,000,000 shares authorized; 1 vote per share; issued and outstanding, 29,810,112 shares at July 4, 2010 and 29,506,523 shares at December 31, 2009	3.0	3.0
Class B Common Stock, $0.10 par value; 25,000,000 shares authorized; 10 votes per share; issued and outstanding, 7,073,880 shares at July 4, 2010 and 7,193,880 shares at December 31, 2009	0.7	0.7
Additional paid-in capital	400.8	393.7
Retained earnings	473.2	452.1
Accumulated other comprehensive income	(34.0)	30.1
Total Stockholders’ Equity	843.7	879.6
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,596.0	$1,599.2

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in millions, except per share information)

(Unaudited)

	Second Quarter Ended
	July 4, 2010	June 28, 2009
Net sales	$324.0	$308.2
Cost of goods sold	203.4	199.0
GROSS PROFIT	120.6	109.2
Selling, general & administrative expenses	84.8	79.9
Restructuring and other charges	2.5	0.8
OPERATING INCOME	33.3	28.5
Other (income) expense:
Interest income	(0.3)	(0.3)
Interest expense	5.4	5.7
Other income, net	(0.6)	—
Total other expense	4.5	5.4
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	28.8	23.1
Provision for income taxes	6.6	7.9
NET INCOME FROM CONTINUING OPERATIONS	22.2	15.2
Loss from discontinued operations, net of taxes	(0.1)	(18.8)
NET INCOME (LOSS)	$22.1	$(3.6)

BASIC EPS
Net income (loss) per share:
Continuing operations	$0.60	$0.41
Discontinued operations	—	(0.51)
NET INCOME (LOSS)	$0.59	$(0.10)
Weighted average number of shares	37.2	37.0

DILUTED EPS
Net income (loss) per share:
Continuing operations	$0.59	$0.41
Discontinued operations	—	(0.51)
NET INCOME (LOSS)	$0.59	$(0.10)
Weighted average number of shares	37.4	37.0

Dividends per share	$0.11	$0.11

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in millions, except per share information)

(Unaudited)

	Six Months Ended
	July 4, 2010	June 28, 2009
Net sales	$643.3	$598.9
Cost of goods sold	405.1	392.7
GROSS PROFIT	238.2	206.2
Selling, general & administrative expenses	173.1	159.9
Restructuring and other charges	5.8	2.3
OPERATING INCOME	59.3	44.0
Other (income) expense:
Interest income	(0.5)	(0.5)
Interest expense	10.6	11.3
Other income, net	(0.8)	(0.5)
Total other expense	9.3	10.3
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	50.0	33.7
Provision for income taxes	15.6	14.4
NET INCOME FROM CONTINUING OPERATIONS	34.4	19.3
Loss from discontinued operations, net of taxes	(4.2)	(19.5)
NET INCOME (LOSS)	$30.2	$(0.2)

BASIC EPS
Net income (loss) per share:
Continuing operations	$0.93	$0.52
Discontinued operations	(0.11)	(0.53)
NET INCOME (LOSS)	$0.82	$(0.01)
Weighted average number of shares	37.2	36.9

DILUTED EPS
Net income (loss) per share:
Continuing operations	$0.92	$0.52
Discontinued operations	(0.11)	(0.53)
NET INCOME (LOSS)	$0.81	$(0.01)
Weighted average number of shares	37.3	37.0

Dividends per share	$0.22	$0.22

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Six Months Ended
	July 4, 2010	June 28, 2009
OPERATING ACTIVITIES
Net income (loss)	$30.2	$(0.2)
Less: Loss from discontinued operations, net of taxes	(4.2)	(19.5)
Net income from continuing operations	34.4	19.3
Adjustments to reconcile net income from continuing operations to net cash provided by continuing operating activities:
Depreciation	15.9	15.5
Amortization	6.6	6.3
Stock-based compensation	2.4	2.5
Deferred income taxes	(5.6)	(1.5)
Other	—	0.6
Changes in operating assets and liabilities, net of effects from business acquisitions and divestures:
Accounts receivable	(28.6)	13.0
Inventories	(11.1)	47.1
Prepaid expenses and other assets	(10.0)	(4.6)
Accounts payable, accrued expenses and other liabilities	29.2	(24.7)
Net cash provided by continuing operations	33.2	73.5
INVESTING ACTIVITIES
Additions to property, plant and equipment	(12.0)	(8.6)
Proceeds from the sale of property, plant and equipment	0.5	0.4
Purchase of short-term investment securities	(4.0)	—
Proceeds from the sale of short-term investment securities	6.5	—
Other, net	—	0.8
Business acquisitions, net of cash acquired	(36.1)	(0.3)
Net cash used in investing activities	(45.1)	(7.7)
FINANCING ACTIVITIES
Proceeds from long-term debt	75.0	0.9
Payments of long-term debt	(50.5)	(46.6)
Payment of capital leases	(0.6)	(0.6)
Proceeds from share transactions under employee stock plans	1.8	0.1
Tax benefit of stock awards exercised	(0.1)	(0.4)
Debt issuance cost	(3.2)	—
Dividends	(8.3)	(8.1)
Net cash provided by (used in) financing activities	14.1	(54.7)

Effect of exchange rate changes on cash and cash equivalents	(8.5)	3.0
Net cash used in operating activities of discontinued operations	(2.3)	(0.8)
Net cash provided by investing activities of discontinued operations	5.1	(0.3)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3.5)	13.0
Cash and cash equivalents at beginning of year	258.2	165.6
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$254.7	$178.6

NON-CASH INVESTING AND FINANCING ACTIVI TIES
Acquisition of businesses:
Fair value of assets acquired	$45.5	$0.3
Cash paid, net of cash acquired	36.1	0.3
Liabilities assumed	$9.4	$—
Issuance of stock under management stock purchase plan	$2.1	$1.4

CASH PAID FOR:
Interest	$10.4	$11.1
Income taxes	$11.7	$15.3

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the Watts Water Technologies, Inc. (the Company) Consolidated Balance Sheet as of July 4, 2010, the Consolidated Statements of Operations for the second quarter and six months ended July 4, 2010 and for the second quarter and six months ended June 28, 2009, and the Consolidated Statements of Cash Flows for the six months ended July 4, 2010 and the six months ended June 28, 2009.

The balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date. The accounting policies followed by the Company are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The financial statements included in this report should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K for the year ended December 31, 2009. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2010.

The Company operates on a 52-week fiscal year ending on December 31st.  Any quarterly data contained in this Quarterly Report on Form 10-Q generally reflects the results of operations for a 13-week period. There were four additional working days in the six months ended July 4, 2010 than there were in the six months ended June 28, 2009.

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

Impairment of Goodwill and Long-Lived Assets

The changes in the carrying amount of goodwill by geographic segment are as follows:

	North America	Europe	China	Total
	(in millions)
Gross balance at January 1, 2010	$210.4	$228.8	$7.9	$447.1
Accumulated impairment losses	(22.0)	—	—	(22.0)
Net goodwill at January 1, 2010	188.4	228.8	7.9	425.1

Goodwill acquired during the period	2.7	14.7	—	17.4
Effect of change in exchange rates used for translation	0.2	(27.6)	—	(27.4)
Gross balance at July 4, 2010	$213.3	$215.9	$7.9	$437.1
Accumulated impairment losses	(22.0)	—	—	(22.0)
Net goodwill at July 4, 2010	$191.3	$215.9	$7.9	$415.1

Goodwill and intangible assets not subject to amortization are tested for impairment at least annually or more frequently if events or circumstances indicate that it is “more likely than not” that goodwill might be impaired, such as a change in business conditions. The Company performs its annual goodwill and intangible assets not subject to amortization impairment assessment in the fourth quarter of each year.

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

Intangible assets include the following:

	July 4, 2010
	Gross Carrying Amount	Accumulated Amortization
	(in millions)
Patents	$16.3	$(9.0)
Customer relationships	113.6	(36.9)
Technology	17.4	(4.8)
Other	10.7	(5.7)
Total amortizable intangibles	158.0	(56.4)
Intangible assets not subject to amortization	48.6	—
Total	$206.6	$(56.4)

Aggregate amortization expense for amortized intangible assets for the second quarters of 2010 and 2009 was $3.2 million and $3.1 million, respectively, and for the first six-month periods of 2010 and 2009 was $6.6 and $6.3 million, respectively. Additionally, future amortization expense for the next five years on amortizable intangible assets approximates $7.7 million for the remainder of 2010, $14.3 million for 2011, $12.6 million for 2012, $11.6 million for 2013 and $11.4 million for 2014. Amortization expense is provided on a straight-line basis over the estimated useful lives of the intangible assets. The weighted-average remaining life of total amortizable intangible assets is 10.0 years. Patents, customer relationships, technology and other amortizable intangibles have weighted-average remaining lives of 8.3 years, 7.9 years, 13.8 years and 34.7 years, respectively. Intangible assets not subject to amortization are comprised of trademarks.

Stock-Based Compensation

The Company maintains three stock incentive plans under which key employees and non-employee members of the Company’s Board of Directors have been granted incentive stock options (ISOs) and nonqualified stock options (NSOs) to purchase the Company’s Class A Common Stock. Only one plan, the 2004 Stock Incentive Plan, is currently available for the grant of new equity awards. Stock options granted under prior plans became exercisable over a five-year period at the rate of 20% per year and expire ten years after the date of grant. Under the 2004 Stock Incentive Plan, options become exercisable over a four-year period at the rate of 25% per year and expire ten years after the grant date. ISOs and NSOs granted under the plans may have exercise prices of not less than 100% and 50% of the fair market value of the Class A Common Stock on the date of grant, respectively. The Company’s current practice is to grant all options at fair market value on the grant date.  The Company did not issue any options in the first six months of 2010 or 2009.

The Company had also granted shares of restricted stock to key employees and non-employee members of the Company’s Board of Directors under the 2004 Stock Incentive Plan, which vest either immediately or over a three-year period at the rate of one-third per year. The restricted stock awards are amortized to expense on a straight-line basis over the vesting period. The Company did not issue any restricted stock in the first six months of 2010 and issued 1,706 shares of restricted stock under the 2004 Stock Incentive Plan in the first six months of 2009.

The Company also has a Management Stock Purchase Plan that allows for the granting of restricted stock units (RSUs) to key employees.  On an annual basis, key employees may elect to receive a portion of their annual incentive compensation in RSUs instead of cash.  Each RSU provides the key employee with the right to purchase a share of Class A Common Stock at 67% of the fair market value on the date of grant.  RSUs vest annually over a three-year period from the grant date.  An aggregate of 2,000,000 shares of Class A Common Stock may be issued under the Management Stock Purchase Plan.  The Company granted 158,473 RSUs and 150,098 RSUs in the first six months of 2010 and 2009, respectively.

The fair value of each RSU issued under the Management Stock Purchase Plan is estimated on the date of grant, using the Black-Scholes-Merton Model, based on the following weighted average assumptions:

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

Shipping and Handling

The Company’s shipping costs included in selling, general and administrative expenses were $9.2 million and $7.7 million for the second quarters of 2010 and 2009, respectively, and were $17.6 million and $15.1 million for the first six months of 2010 and 2009, respectively.

Research and Development

Research and development costs included in selling, general and administrative expenses were $4.5 million and $4.3 million for the second quarters of 2010 and 2009, respectively, and were $9.7 million and $8.7 million for the first six months of 2010 and 2009, respectively.

Taxes, Other than Income Taxes

Taxes assessed by governmental authorities on sale transactions are recorded on a net basis and excluded from sales in the Company’s consolidated statements of operations.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. During 2010, the Company recorded an income tax benefit of approximately $2.8 million primarily from the release of a valuation allowance on net operating losses in Europe.

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

In October 2009, the FASB issued an accounting standard update to address accounting for multiple-deliverable arrangements, specifically addressing how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting.  This update established a hierarchy for determining the selling price of a deliverable.  This standard also expands disclosures relating to an entity’s multiple-deliverable revenue arrangements.  This update is effective prospectively for all arrangements entered into or materially modified in fiscal years beginning after June 15, 2010.   The adoption of this update did not have a material impact on the Company’s consolidated financial statements.

3. Discontinued Operations

In September 2009, the Company’s Board of Directors approved the sale of its investment in Watts Valve (Changsha) Co., Ltd. (CWV).  CWV manufactured large diameter hydraulic-actuated butterfly valves for thermo-power and hydro-power plants, water distribution projects and water works projects in China.  Management determined that CWV’s business no longer fit strategically with the Company.  The Company completed the sale of CWV in January 2010. See Note 10 for further information related to CWV.

During 2009, the Company evaluated the classification of the assets and liabilities of CWV and concluded that the net assets qualified as discontinued operations.  The Company evaluated the fair value (less cost to sell) of the net assets of CWV and recorded a pre-tax loss of approximately $8.5 million in 2009, based on the final agreement with the buyer. The Company concluded that the future cash flows associated with CWV would be completely eliminated from the continuing operations of the Company.  As such, the Company classified CWV’s result of operations and the loss from the disposition as discontinued operations for all periods presented.

In May 2009, the Company liquidated its TEAM Precision Pipework, Ltd. (TEAM) business, located in Ammanford, U.K. TEAM custom designed and manufactured manipulated pipe and hose tubing assemblies and served the heating, ventilation and air conditioning and automotive markets in Western Europe.  Management determined the business no longer fit strategically with the Company and that a sale of TEAM was not feasible.  On May 22, 2009, the Company appointed an administrator for TEAM under the United Kingdom Insolvency Act of 1986.  During the administration process, the administrator had sole control over, and responsibility for, TEAM’s operations, assets and liabilities.   The Company deconsolidated TEAM when the administrator obtained control of TEAM.  The deconsolidation resulted in the recognition of a $18.8 million pre-tax non-cash loss in the second quarter of 2009.  The Company evaluated the operations of TEAM and determined that it would not have a continuing involvement in TEAM’s operations and cash flows.  As a result of the loss of control, TEAM’s cash flows and operations were eliminated from the continuing operations of the Company.  As such, the Company classified TEAM’s results of operations and the loss from deconsolidation as discontinued operations for all periods presented.

Discontinued operating expense for 2010 includes an estimated reserve in connection with the Foreign Corrupt Practices Act (FCPA) investigation at CWV (see Note 10), legal costs associated with the FCPA investigation and a loss on sale of CWV. The discontinued operating expense for 2009 is related to the operations of TEAM and CWV and legal costs associated with the now concluded James Jones Litigation.  See Note 15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, for a description of the James Jones Litigation.

Condensed operating statements for discontinued operations are summarized below:

	Second Quarter Ended
	July 4, 2010	June 28, 2009
	(in millions)
Operating income — TEAM	$—	$0.2
Operating loss — CWV	—	(0.1)
Loss on disposal — TEAM	(0.1)	(18.8)
Costs and expenses - Municipal Water Group	—	(0.1)
Loss before income taxes	(0.1)	(18.8)
Income tax benefit	—	—
Loss from discontinued operations, net of taxes	$(0.1)	$(18.8)

Revenues reported in discontinued operations are as follows:

	Second Quarter Ended
	July 4, 2010	June 28, 2009
	(in millions)
Revenues — CWV	$—	$4.2
Revenues — TEAM	—	1.2
Total revenues — discontinued operations	$—	$5.4

	Six Months Ended
	July 4, 2010	June 28, 2009
	(in millions)
Operating loss — TEAM	$—	$(0.3)
Operating loss — CWV	—	(0.5)
Loss on disposal — TEAM	(0.1)	(18.8)
Loss on sale — CWV	(0.1)	—
Costs and expenses — FCPA investigation (CWV)	(5.6)	—
Costs and expenses - Municipal Water Group	—	(0.2)
Loss before income taxes	(5.8)	(19.8)
Income tax benefit	1.6	0.3
Loss from discontinued operations, net of taxes	$(4.2)	$(19.5)

Revenues reported in discontinued operations are as follows:

	Six Months Ended
	July 4, 2010	June 28, 2009
	(in millions)
Revenues — CWV	$—	$7.0
Revenues — TEAM	—	2.6
Total revenues — discontinued operations	$—	$9.6

The carrying amounts of major classes of assets and liabilities associated with discontinued operations are as follows:

	July 4, 2010	December 31, 2009
	(in millions)
Accounts receivable	$—	$4.2
Inventories	—	4.2
Prepaid expenses and other assets	0.9	2.3
Property, plant & equipment, net	—	1.3
Deferred income taxes	3.1	1.8
Intangible assets	—	1.5
Income taxes receivable	7.9	7.8
Assets of discontinued operations	$11.9	$23.1
Accounts payable	$—	$2.1
Accrued expenses and other liabilities	5.8	7.2
Deferred taxes payable	—	0.5
Liabilities of discontinued operations	$5.8	$9.8

4. Financial Instruments and Derivatives Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including short-term investment securities, foreign currency derivatives, deferred compensation plan assets and related liability, and metal derivatives. The fair value of these financial assets and liabilities were determined using the following inputs at July 4, 2010:

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Assets
Short-term investment securities (1)	$4.0	$—	$4.0	$—
Plan asset for deferred compensation(2)	3.0	3.0	—	—
Total assets	$7.0	$3.0	$4.0	$—

Liabilities
Contingent consideration(3)	$1.9	$—	$—	$1.9
Plan liability for deferred compensation(3)	3.0	3.0	—	—
Total liabilities	$4.9	$3.0	$—	$1.9

(1) Included in short-term investment securities on the Company’s consolidated balance sheet.

(2) Included in other, net on the Company’s consolidated balance sheet.

(3) Included in other noncurrent liabilities on the Company’s consolidated balance sheet.

The table below provides a summary of the changes in fair value of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period December 31, 2009 to July 4, 2010.

	Balance	Purchases, sales,	Total realized and unrealized gains (losses) included in:
	December 31, 2009	settlements, net	Earnings	Comprehensive income	Balance July 4, 2010
	(in millions)
Trading securities	$6.5	$(6.5)	$—	$—	$—

The Company elected to participate in a settlement offer from UBS, AG (UBS) for all of its outstanding auction rate securities (ARS) investments.  Under the terms of the settlement offer, the Company was issued rights by UBS entitling the holder to require UBS to purchase the underlying ARS at par value during the period from June 30, 2010, through July 2, 2012.   The Company elected to exercise this right and, on July 1, 2010 received $6.3 million from UBS in settlement of all outstanding ARS investments. The Company had previously received $0.2 million from UBS during the first quarter of 2010. The Company recorded income of approximately $0.6 million to other (income) expense in the consolidated statement of operations for its investment in ARS in the first six months of 2009.

As discussed in Note 12, a contingent liability of $1.9 million was recognized as a preliminary estimate of the acquisition date fair value of the contingent consideration in the Blue Ridge Atlantic Enterprises, Inc. (BRAE) acquisition. This liability was classified as Level III under the fair value hierarchy as it was based on the weighted probability as of the date of the acquisition of an achievement of a performance metric, which was not observable in the market.

Short-term investment securities as of July 4, 2010 consist of certificates of deposit with remaining maturities of greater than three months at the date of purchase, for which the carrying amount is a reasonable estimate of fair value.

Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase and consist primarily of money market funds and certificates of deposit, for which the carrying amount is a reasonable estimate of fair value.

The Company uses financial instruments from time to time to enhance its ability to manage risk, including foreign currency and commodity pricing exposures, which exist as part of its ongoing business operations.  The use of derivatives exposes the Company to counterparty credit risk for nonperformance and to market risk related to changes in currency exchange rates and commodity prices. The Company manages its exposure to counterparty credit risk through diversification of counterparties. The Company’s counterparties in derivative transactions are substantial commercial banks with significant experience using such derivative instruments. The impact of market risk on the fair value and cash flows of the Company’s derivative instruments is monitored and the Company restricts the use of derivative financial instruments to hedging activities. The Company does not enter into contracts for trading purposes nor does the Company enter into any contracts for speculative purposes.  The use of derivative instruments is approved by senior management under written guidelines.

The Company has exposure to a number of foreign currency rates, including the Canadian Dollar, the Euro, the Chinese Yuan and the British Pound.  To manage this risk, the Company generally uses a layering methodology whereby at the end of any quarter, the Company has generally entered into forward exchange contracts, which hedge approximately 50% of the projected intercompany purchase transactions for the next twelve months.  The Company uses this strategy for the purchases between Canada and the U.S., for purchases between the Euro zone and the U.S., and for purchases between the Euro zone and the United Kingdom.  The average volume of contracts can vary but generally approximates $9 to $12 million in open contracts at the end of any given quarter.  At July 4, 2010, the Company had contracts for notional amounts aggregating approximately $9.0 million to buy various currencies.  The fair value of the foreign exchange contracts as of July 4, 2010 was immaterial. The Company accounts for the forward exchange contracts as an economic hedge and has not elected to use hedge accounting.  Realized and unrealized gains and losses on the contracts are recognized in other (income) expense in the consolidated statement of operations.  During the second quarters ended July 4, 2010 and June 28, 2009, the Company recorded unrealized gains of $0.7 million and unrealized losses of $1.2 million, respectively and during the six months ended July 4, 2010 and June 28, 2009, the Company recorded unrealized gains of $0.9 million and unrealized losses of $0.8 million, respectively, on foreign currency derivatives contracts. These contracts do not subject the Company to significant market risk from exchange movement because they offset gains and losses on the related foreign currency denominated transactions.

Fair Value

The carrying amounts of cash and cash equivalents, short-term investments, trade receivables and trade payables approximate fair value because of the short maturity of these financial instruments.

The fair value of the Company’s 5.05% senior notes due 2020, 5.47% senior notes due 2013 and 5.85% senior notes due 2016 is based on a discounted cash flow model using like industrial companies, the Company’s credit metrics, the Company’s size, as well as, current market demand. The fair value of the Company’s variable rate debt approximates its carrying value. The carrying amount and the estimated fair market value of the Company’s long-term debt, including the current portion, are as follows:

	July 4,	December 31,
	2010	2009
	(in millions)
Carrying amount	$378.8	$354.9
Estimated fair value	$409.5	$360.9

5. Restructuring and Other Charges

The Company’s Board of Directors approves all major restructuring programs that involve the discontinuance of product lines or the shut down of facilities.  From time to time, the Company takes additional restructuring actions including involuntary terminations that are not part of a major program.  The Company accounts for these costs in the period that the individual employees are notified or the liability is incurred.  These costs are included in restructuring and other charges in the Company’s consolidated statements of operations.  The Company also includes as part of other charges, expenses associated with asset impairments.  See Note 4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, for a detailed description of the 2009 and 2010 actions. A summary of the pre- tax cost by restructuring program is as follows:

	Second Quarter Ended	Six Months Ended
	July 4, 2010	July 4, 2010
	(in millions)
2009 Actions	$0.3	$1.1
2010 Actions	2.7	5.6
Other Actions	0.1	0.2
Total	$3.1	$6.9

The Company recorded net pre-tax restructuring and other charges in its business segments as follows:

	Second Quarter Ended	Six Months Ended
	July 4, 2010	July 4, 2010
	(in millions)
North America	$0.3	$0.8
Europe	2.8	5.8
China	—	0.3
Total	$3.1	$6.9

The second quarter charge for 2010 of $3.1 million consists of approximately $1.3 million related to involuntary termination benefits, $0.6 million for accelerated depreciation for manufacturing operations, which was charged to cost of sales, and $0.8 million for other costs associated with the 2010 actions.  Additionally, the Company recorded $0.2 million related to involuntary termination benefits and $0.1 million for relocation expenses associated with the 2009 actions.  The remaining costs of approximately $0.1 million related to involuntary termination benefits which were not part of a previously announced restructuring plan.

The first six months charges for 2010 of  $6.9 million consist of approximately $3.3 million related to involuntary termination benefits, $1.3 million for accelerated depreciation for manufacturing operations, which was charged to cost of sales, and $1.0 million for other costs all associated with the 2010 actions.  Additionally, the Company recorded $0.5 million related to involuntary termination benefits and $0.6 million for relocation expenses associated with the 2009 actions.  The remaining costs of approximately $0.2 million related to involuntary termination benefits which were not part of a previously announced restructuring plan. Additionally, the Company recorded $0.2 million and $0.3 million in the first six months of 2010 and 2009, respectively, for charges associated with asset impairments.

In March 2010, in connection the Company’s manufacturing footprint consolidation, the Company closed the operations of Tianjin Watts Valve Company LTD. (TWVC) and relocated its manufacturing to other facilities. On April 12, 2010, the Company signed a definitive equity transfer agreement with a third party to sell its equity ownership and remaining assets of TWVC. The sale is expected to be finalized before the end of 2010, subject to receiving all applicable government approvals. The Company expects to receive net proceeds of $5.9 million from the sale. The Company recorded a tax charge of approximately $1.5 million in the first quarter of 2010 in connection with the expected sale of TWVC.

The following table summarizes the total estimated pre-tax charges expected, incurred and remaining cost for the footprint consolidation-restructuring program initiated in 2009 by the Company’s reportable segments:

Reportable Segment	Total Expected Costs	Incurred through July 4, 2009	Remaining Costs at July 4, 2010
	(in millions)
North America	$2.7	$1.6	$1.1
China	9.0	8.8	0.2
Total	$11.7	$10.4	$1.3

The Company does not expect to incur all the remaining cost associated with the North America segment, as the project is substantially complete.

Details of the Company’s 2009 footprint consolidation-restructuring program for the first six months of 2010 are as follows:

	Severance	Asset write- downs	Facility exit and other	Total
	(in millions)
Balance at December 31, 2009	$—	$—	$—	$—
Net pre-tax restructuring charges	0.3	—	0.5	0.8
Utilization	(0.3)	—	(0.5)	(0.8)
Balance at April 4, 2010	$—	$—	$—	$—
Net pre-tax restructuring charges	0.2	—	0.1	0.3
Utilization	(0.2)	—	(0.1)	(0.3)
Balance at July 4, 2010	$—	$—	$—	$—

The following table summarizes expected, incurred and remaining costs for 2009 restructuring actions by type:

	Severance	Asset write- downs	Facility exit and other	Total
	(in millions)
Expected costs	$3.2	$5.2	$3.3	$11.7
Costs incurred —2009	1.8	7.4	0.1	9.3
Costs incurred — quarter ended April 4, 2010	0.3	—	0.5	0.8
Costs incurred — quarter ended July 4, 2010	0.2		0.1	0.3
Balance at July 4, 2010	$0.9	$(2.2)	$2.6	$1.3

The following table summarizes the total expected, incurred and remaining pre-tax costs for the 2010 footprint consolidation-restructuring program by the Company’s reportable segments:

Reportable Segment	Total Expected Costs	Incurred through July 4, 2010	Remaining Costs at July 4, 2010
	(in millions)
Europe	$12.5	$10.2	$2.3

Details of the Company’s 2010 footprint consolidation-restructuring program for the first six months of 2010 are as follows:

	Severance	Asset write- downs	Facility exit and other	Total
	(in millions)
Balance at December 31, 2009	$4.2	$—	$—	$4.2
Net pre-tax restructuring charges	2.0	0.7	0.2	2.9
Utilization and foreign currency impact	(0.3)	(0.7)	(0.2)	(1.2)
Balance at April 4, 2010	$5.9	$—	$—	$5.9
Net pre-tax restructuring charges	1.3	0.6	0.8	2.7
Utilization and foreign currency impact	(0.9)	(0.6)	(0.8)	(2.3)
Balance at July 4, 2010	$6.3	$—	$—	$6.3

The following table summarizes expected, incurred and remaining costs for 2010 restructuring actions by type:

	Severance	Asset write- downs	Facility exit and other	Total
	(in millions)
Expected costs	$7.5	$1.6	$3.4	$12.5
Costs incurred —2009	4.2	—	0.4	4.6
Costs incurred — quarter ended April 4, 2010	2.0	0.7	0.2	2.9
Costs incurred — quarter ended July 4, 2010	1.3	0.6	0.8	2.7
Remaining costs at July 4, 2010	$—	$0.3	$2.0	$2.3

6. Earnings per Share

The following tables set forth the reconciliation of the calculation of earnings per share:

	For the Second Quarter Ended July 4, 2010
	Income (loss) (Numerator)	Shares (Denominator)	Per Share Amount
	(amounts in millions, except per share amounts)
Basic EPS
Net income (loss) per share:
Continuing operations	$22.2	37.2	$0.60
Discontinued operations	(0.1)		—
Net income	$22.1		$0.59
Effect of dilutive securities
Common stock equivalents		0.2
Diluted EPS
Net income (loss) per share:
Continuing operations	$22.2		$0.59
Discontinued operations	(0.1)		—
Net income	$22.1	37.4	$0.59

Options to purchase 0.6 million shares of Class A Common Stock were outstanding during the first six months of 2010 but were not included in the computation of diluted EPS because to do so would be anti-dilutive.

	For the Second Quarter Ended June 28, 2009
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(amounts in millions, except per share amounts)
Basic EPS
Net income (loss) per share:
Continuing operations	$15.2	37.0	$0.41
Discontinued operations	(18.8)		(0.51)
Net loss	$(3.6)		$(0.10)
Effect of dilutive securities
Common stock equivalents		—
Diluted EPS
Net income (loss) per share:
Continuing operations	$15.2		$0.41
Discontinued operations	(18.8)		(0.51)
Net loss	$(3.6)	37.0	$(0.10)

Options to purchase 0.8 million shares of Class A Common Stock were outstanding during the second quarter of 2009 but were not included in the computation of diluted EPS because to do so would be anti-dilutive.

	For the Six Months Ended July 4, 2010
	Income (loss) (Numerator)	Shares (Denominator)	Per Share Amount
	(amounts in millions, except per share amounts)
Basic EPS
Net income (loss) per share:
Continuing operations	$34.4	37.2	$0.93
Discontinued operations	(4.2)		(0.11)
Net income	$30.2		$0.82
Effect of dilutive securities
Common stock equivalents		0.1
Diluted EPS
Net income (loss) per share:
Continuing operations	$34.4		$0.92
Discontinued operations	(4.2)		(0.11)
Net income	$30.2	37.3	$0.81

Options to purchase 0.7 million shares of Class A Common Stock were outstanding during the first six months of 2010 but were not included in the computation of diluted EPS because to do so would be anti-dilutive.

	For the Six Months Ended June 28, 2009
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(amounts in millions, except per share amounts)
Basic EPS
Net income (loss) per share:
Continuing operations	$19.3	36.9	$0.52
Discontinued operations	(19.5)		(0.53)
Net loss	$(0.2)		$(0.01)
Effect of dilutive securities
Common stock equivalents		0.1
Diluted EPS
Net income (loss) per share:
Continuing operations	$19.3		$0.52
Discontinued operations	(19.5)		(0.53)
Net loss	$(0.2)	37.0	$(0.01)

Options to purchase 0.8 million shares of Class A Common Stock were outstanding during the first six months of 2009 but were not included in the computation of diluted EPS because to do so would be anti-dilutive.

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

The following is a summary of the Company’s significant accounts and balances by segment, reconciled to the consolidated totals:

	Second Quarter Ended
	July 4, 2010	June 28, 2009
	(in millions)
Net Sales
North America	$206.3	$194.4
Europe	112.1	109.1
China	5.6	4.7
Consolidated net sales	$324.0	$308.2

Operating income (loss)
North America	$29.0	$19.1
Europe	11.6	12.0
China	0.8	1.0
Subtotal reportable segments	41.4	32.1

Corporate (*)	(8.1)	(3.6)
Consolidated operating income	33.3	28.5

Interest income	0.3	0.3
Interest expense	(5.4)	(5.7)
Other	0.6	—
Income from continuing operations before income taxes	$28.8	$23.1

Capital Expenditures
North America	$2.1	$1.6
Europe	2.9	2.7
China	0.2	0.1
Consolidated capital expenditures	$5.2	$4.4

Depreciation and Amortization
North America	$4.5	$4.4
Europe	5.9	5.6
China	0.5	1.0
Consolidated depreciation and amortization	$10.9	$11.0

	Six Months Ended
	July 4, 2010	June 28, 2009
	(in millions)
Net Sales
North America	$404.8	$371.9
Europe	228.6	217.3
China	9.9	9.7
Consolidated net sales	$643.3	$598.9

Operating income (loss)
North America	$56.6	$33.6
Europe	22.2	21.9
China	(0.3)	0.8
Subtotal reportable segments	78.5	56.3

Corporate (*)	(19.2)	(12.3)
Consolidated operating income	59.3	44.0

Interest income	0.5	0.5
Interest expense	(10.6)	(11.3)
Other	0.8	0.5
Income from continuing operations before income taxes	$50.0	$33.7

Identifiable Assets
North America	$851.6	$800.5
Europe	639.9	662.0
China	92.6	92.4
Discontinued operations	11.9	36.7
Consolidated identifiable assets	$1,596.0	$1,591.6

Long-Lived Assets
North America	$80.2	$89.0
Europe	97.6	104.6
China	15.7	31.1
Consolidated long-lived assets	$193.5	$224.7

Capital Expenditures
North America	$5.3	$3.2
Europe	6.4	5.0
China	0.3	0.4
Consolidated capital expenditures	$12.0	$8.6

Depreciation and Amortization
North America	$8.8	$8.7
Europe	12.7	10.9
China	1.0	2.2
Consolidated depreciation and amortization	$22.5	$21.8

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

The North American segment includes U.S. net sales of $187.5 million and $178.0 million for the second quarter of 2010 and 2009, respectively.  The North American segment includes U.S. net sales of $368.6 million and $342.3 million for the first six months of 2010 and 2009, respectively. The North American segment also includes U.S. long-lived assets of $75.2 million and $82.6 million at July 4, 2010 and June 28, 2009, respectively.

Intersegment sales for the second quarter of 2010 for North America, Europe and China were $0.9 million, $1.8 million and $35.2 million, respectively.   Intersegment sales for the second quarter of 2009 for North America, Europe and China were $0.9 million, $1.4 million and $29.1 million, respectively.

Intersegment sales for the first six months of 2010 for North America, Europe and China were $1.9 million, $3.9 million and $59.7 million, respectively.   Intersegment sales for the first six months of 2009 for North America, Europe and China were $2.0 million, $3.3 million and $55.4 million, respectively.

8. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of the following:

	Foreign Currency Translation	Pension Adjustment	Accumulated Other Comprehensive Income (Loss)
	(in millions)

Balance December 31, 2009	$51.6	$(21.5)	$30.1
Change in period	(23.8)	0.6	(23.2)
Balance April 4, 2010	27.8	(20.9)	6.9
Change in period	(41.6)	0.7	(40.9)
Balance July 4, 2010	$(13.8)	$(20.2)	$(34.0)

Balance December 31, 2008	$25.4	$(25.2)	$0.2
Change in period	(13.2)	0.8	(12.4)
Balance March 29, 2009	12.2	(24.4)	(12.2)
Change in period	24.7	0.8	25.5
Balance June 28, 2009	$36.9	$(23.6)	$13.3

Accumulated other comprehensive income (loss) in the consolidated balance sheets as of July 4, 2010 and June 28, 2009 consist primarily of cumulative translation adjustments and pension related prior service costs and net actuarial loss.  The Company’s total comprehensive income was as follows:

	Second Quarter Ended
	July 4, 2010	June 28, 2009
	(in millions)

Net income (loss)	$22.1	$(3.6)
Foreign currency translation and pension adjustments	(40.9)	25.5
Total comprehensive income (loss)	$(18.8)	$21.9

	Six Months Ended
	July 4, 2010	June 28, 2009
	(in millions)

Net income (loss)	$30.2	$(0.2)
Foreign currency translation and pension adjustments	(64.1)	13.1
Total comprehensive income (loss)	$(33.9)	$12.9

9. Debt

On June 18, 2010, the Company entered into a note purchase agreement with certain institutional investors (the 2010 Note Purchase Agreement). Pursuant to the 2010 Note Purchase Agreement, the Company issued senior notes of $75.0 million in principal at 5.05%, due June 18, 2020 (the Notes), for aggregate gross proceeds of $75.0 million in a private placement solely to institutional investors.  The Company will pay interest on the outstanding balance of the Notes at the rate of 5.05% per annum, payable semi-annually on June 18 and December 18 until the principal on the Notes shall become due and payable.  The Company may, at its option, upon notice, and subject to the terms of the 2010 Note Purchase Agreement, prepay at any time all or part of the Notes in an amount not less than $1 million by paying the principal amount plus a make-whole amount (as defined in the 2010 Note Purchase Agreement).

The 2010 Note Purchase Agreement includes operational and financial covenants, with which the Company is required to comply, including, among others, maintenance of certain financial ratios and restrictions on additional indebtedness, liens and dispositions.  Events of defaults under the 2010 Note Purchase Agreement include failure to comply with the financial and operational covenants, as well as bankruptcy and other insolvency events.  If an event of default occurs and is continuing, then a majority of the note holders have the right to accelerate and require the Company to repay all the outstanding notes under the 2010 Note Purchase Agreement. In limited circumstances, such acceleration is automatic. The Company will use the proceeds from the private placement for general corporate purposes. As of July 4, 2010, the Company was in compliance with all covenants related to the 2010 Note Purchase Agreement.

On June 18, 2010, the Company entered into a credit agreement (the Credit Agreement) among the Company, certain subsidiaries of the Company who become borrowers under the Credit Agreement, Bank of America, N.A., as Administrative Agent, swing line lender and letter of credit issuer, and the other lenders referred to therein. The Credit Agreement provides for a $300 million, five-year, senior unsecured revolving credit facility which may be increased by an additional $150 million under certain circumstances and subject to the terms of the Credit Agreement. The Credit Agreement has a sublimit of up to $75 million in letters of credit.

Borrowings outstanding under the Credit Agreement bear interest at a fluctuating rate per annum equal to an applicable percentage equal to (i) in the case of Eurocurrency rate loans, the British Bankers Association LIBOR rate plus an applicable percentage, ranging from 1.70% to 2.30%, determined by reference to the Company’s consolidated leverage ratio plus, in the case of certain lenders, a mandatory cost calculated in accordance with the terms of the Credit Agreement, or (ii) in the case of base rate loans and swing line loans, the highest of (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such day as announced by Bank of America, N.A. as its “prime rate,” and (c) the British Bankers Association LIBOR rate plus 1.0%, plus an applicable percentage, ranging from 0.70% to 1.30%, determined by reference to the Company’s consolidated leverage ratio. In addition to paying interest under the Credit Agreement, the Company is also required to pay certain fees in connection with the credit facility, including, but not limited to, a facility fee and letter of credit fees.

The Credit Agreement matures on June 18, 2015.  The Company may repay loans outstanding under the Credit Agreement from time to time without premium or penalty, other than customary breakage costs, if any, and subject to the terms of the Credit Agreement.

As of July 4, 2010, the Company was in compliance with all covenants related to the Credit Agreement and had $264.9 million of unused and available credit under the Credit Agreement and $35.1 million of stand-by letters of credit outstanding on the Credit Agreement. There were no borrowings under the Credit Agreement at July 4, 2010.

On May 17, 2010, the Company repaid its $50.0 million principal obligations under the 4.87% senior notes upon their maturity.

The Company is a party to several note agreements as further detailed in Note 11 of Notes to Consolidated Financial Statements of the Annual Report on Form 10-K for the year ended December 31, 2009.  These note agreements require the Company to maintain a fixed charge coverage ratio of consolidated EBITDA plus consolidated rent expense during the period to consolidated fixed charges.  Consolidated fixed charges are the sum of consolidated interest expense for the period and consolidated rent expense.  As of July 4, 2010, the Company was in compliance with all covenants regarding these note agreements.

10. Contingencies and Environmental Remediation

As disclosed in Part I, Item 1, “Product Liability, Environmental and Other Litigation Matters” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, and Part II, Item 1, “Legal Proceedings” of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2010, the Company is a party to certain litigation, has conducted an investigation regarding information that employees of CWV made payments to employees of state-owned agencies and whether such payments may violate the Foreign Corrupt Practices Act (FCPA), and the Company is engaged in certain environmental remediation.  There have been no material developments with respect to its contingencies and environmental remediation proceedings during the first six months ended July 4, 2010 except as discussed in the Company’s Form 10-Q for the quarter ended April 4, 2010 regarding the FCPA investigation.

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

The components of net periodic benefit cost are as follows:

	Second Quarter Ended
	July 4, 2010	June 28, 2009
	(in millions)
Service cost—benefits earned	$1.1	$1.1
Interest costs on benefits obligation	1.4	1.3
Expected return on assets	(1.5)	(1.0)
Prior service costs and net actuarial loss amortization	0.7	0.8
Net periodic benefit cost	$1.7	$2.2

	Six Months Ended
	July 4, 2010	June 28, 2009
	(in millions)
Service cost—benefits earned	$2.2	$2.2
Interest costs on benefits obligation	2.8	2.6
Expected return on assets	(3.0)	(2.0)
Prior service costs and net actuarial loss amortization	1.3	1.6
Net periodic benefit cost	$3.3	$4.4

The information related to the Company’s pension funds cash flow is as follows:

	Six Months Ended
	July 4, 2010	June 28, 2009
	(in millions)

Employer contributions	$5.1	$3.2

The Company expects to contribute approximately $5.0 million for the remainder of 2010.

12. Acquisitions

On April 13, 2010, a wholly owned subsidiary of the Company acquired 100% of the outstanding stock of BRAE located in Oakboro, North Carolina for up to $5.3 million, net of cash acquired.  Of the total purchase price, $0.5 million was paid at closing and the remaining $4.8 million is contingent upon BRAE achieving a certain performance metric during the year ended December 31, 2014, and, to the extent achieved, is expected to be paid in cash in 2015. The Company recognized a liability of $1.9 million as an estimate of the acquisition date fair value of the contingent consideration, which is based on the net present value of $3.7 million, the weighted probability of achievement of the performance metric as of the date of the acquisition. Failure to meet the performance metric would reduce this liability to $0, while complete achievement would increase this liability to the full remaining purchase price of $4.8 million. Any change in the fair value of the acquisition-related contingent consideration subsequent to the acquisition date is recognized in earnings in the period the estimated fair value changes.  The preliminary excess fair value of the consideration transferred over the fair value of the net assets acquired of $2.7 million was allocated to goodwill. None of the goodwill is expected to be tax deductible.  BRAE is a provider of engineered rain water harvesting solutions and addresses the commercial, industrial and residential markets. BRAE had annual sales prior to the acquisition of approximately $2.0 million.

On June 28, 2010, a wholly owned subsidiary of the Company acquired 100% of the outstanding stock of Austroflex Rohr-Isoliersysteme GmbH (Austroflex) for approximately $33.7 million.  Austroflex is an Austrian based manufacturer of pre-insulated flexible pipe systems for district heating, solar applications and under floor radiant heating systems. The acquisition of Austroflex provides the Company with a full range of pre-insulated PEX tubing, pre-insulated solar tubes and under floor heating insulation, distribution capability and positions the Company as a major supplier of pre-insulated pipe systems in Europe.  The Company completed a preliminary purchase price allocation that resulted in the recognition of $13.9 million of intangible assets and $14.7 million of goodwill. Intangible assets were based on preliminary fair value estimates and are comprised primarily of customer relationships with estimated useful lives of 8 years and trade names with estimated useful lives of 20 years. Goodwill is expected to be tax deductible up to a certain limit established under Austrian tax rules. Austroflex had annual sales prior to the acquisition of approximately $23.0 million.

The results of operations for BRAE are included in the Company’s North America segment and the results of operations of Austroflex are included in the Company’s Europe segment since their respective acquisition dates and were not material to the Company’s consolidated financial statements. Pro forma information has not been provided, as it is not material.

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

We operate on a 52-week fiscal year ending on December 31.  Any six months ended data contained in this quarterly report on Form 10-Q reflects the results of operations for the applicable 26-week period ended and any second quarter ended data reflects the results of operations for the applicable 13-week period ended. There were four additional working days in the six months ended July 4, 2010 than there were in the six months ended June 28, 2009.

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

Our business is reported in three geographic segments: North America, Europe and China. We distribute our products through three primary distribution channels: wholesale, do-it-yourself (DIY) and original equipment manufacturers (OEMs). Interest rates and credit availability have an indirect effect on the demand for our products due to the effect such rates have on the number of new residential and commercial construction starts and remodeling projects. All three of these activities have an impact on our levels of sales and earnings. An additional factor that has had an effect on our sales and operating income is fluctuation in foreign currencies, as a portion of our sales and certain portions of our costs, assets and liabilities are denominated in currencies other than the U.S. dollar.

During the second quarter and first six months of 2010, organic sales increased by 7.1% and 6.9%, respectively, over last year’s comparable periods, partially due to the additional working days in the first six months of 2010 mentioned previously and partially due to increased per day sales volume.  Organic sales in the second quarter of 2010 increased in all three segments over the second quarter of 2009; Europe by $11.8 million, or 10.8%, North America by $9.2 million, or 4.7%, and China by $0.9 million, or 19.1%.  We believe key drivers of the increase in sales continues to be the upturn in the repair and remodeling markets in both the U.S. and Europe, some minor restocking in the retail channels, new product introductions and sales improvements in our European drains and DIY product lines. In addition, the comparative sales volume increase continued to drive greater plant absorption in many of our facilities and, along with productivity initiatives through Lean and Six Sigma programs, drove improved incremental gross margin and operating margin performance as compared to the first six months of 2009.  The effects of foreign currency movements and the U.S. commercial marketplace partially offset these increases in organic sales.  Foreign currency movements, mainly related to the weakening of the euro against the U.S. dollar, negatively impacted our second quarter and first six months diluted earnings by ($0.03) and ($0.01), respectively, as compared to the comparable periods of 2009.  The U.S. commercial marketplace continues to be weak and we do not expect improvement in this end market during the balance of 2010.  In the second quarter of 2010, we took advantage of tax planning strategies that allowed us to release a valuation allowance on net operating losses in Europe, which positively impacted our second quarter diluted earnings by $0.08 per common share.

We believe that the factors relating to our future growth include the demand for clean water around the world, regulatory requirements relating to the quality and conservation of water, continued enforcement of plumbing and building codes, our ability to grow organically in select attractive market segments, the successful completion of selective acquisitions, both in our core markets as well as in new complementary markets, and a healthy economic environment.  We have completed 34 acquisitions since divesting our industrial and oil and gas business in 1999. Our acquisition strategy focuses on businesses that manufacture preferred brand name products that address our themes of water quality, water conservation, water safety and water flow control and related complementary markets. We target businesses that will provide us with one or more of the following: an entry into new markets, an increase in shelf space with existing customers, a new or improved technology or an expansion of the breadth of our water quality, water conservation, water safety and water flow control products for the residential and commercial construction markets.

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

We require substantial amounts of raw materials to produce our products, including bronze, brass, cast iron, steel and plastic, and substantially all of the raw materials we require are purchased from outside sources.  The commodity markets, particularly copper, have experienced significant volatility over the past several years.  Bronze and brass are copper-based alloys. The spot price of copper at July 4, 2010 remained relatively flat as compared to December 31, 2009 and decreased approximately 6.9% from April 4, 2010. We typically carry several months of inventory on-hand primarily due to the significant extent of our international sourcing.

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

Another risk we face in all areas of our business is competition. We consider brand preference, engineering specifications, code requirements, price, technological expertise, delivery times and breadth of product offerings to be the primary competitive factors. As mentioned previously, we believe that the product development, product testing capability and investment in plant and equipment needed to manufacture products in compliance with code requirements represent a barrier to entry for competitors. We are committed to maintaining our capital equipment at a level consistent with current technologies, and thus we expect to spend approximately $18.8 million during the remainder of 2010.

In 2009, our Board of Directors approved the sale of our Watts Valve (Changsha) Co., Ltd. (CWV) subsidiary. We also liquidated our TEAM Precision Pipework, Ltd. (TEAM) subsidiary through an administration process under the United Kingdom law, as more fully described in Note 3 of Notes to Consolidated Financial Statements. We classified CWV’s and TEAM’s results of operations and any related losses as discontinued operations for all periods presented in this report.

In March 2010, in connection our manufacturing footprint consolidation, we closed the operations of Tianjin Watts Valve Company LTD. (TWVC) and relocated its manufacturing to other facilities. On April 12, 2010, we signed a definitive equity transfer agreement with a third party to sell our equity ownership and remaining assets of TWVC. The sale is expected to be finalized before the end of 2010, subject to receiving all applicable government approvals. We expect to receive net proceeds of $5.9 million from the sale.

Acquisitions

During the six months ended July 4, 2010, we made two acquisitions with an estimated aggregate purchase price of $36.1 million, including the estimated fair value of contingent consideration. We also made a payment of approximately $0.5 million on an earn-out of a previously acquired company.

On April 13, 2010, we acquired 100% of the outstanding stock of Blue Ridge Atlantic Enterprises, Inc. (BRAE) located in Oakboro, North Carolina.  BRAE is a provider of engineered rain water harvesting solutions and addresses the commercial, industrial and residential markets. BRAE had annual sales prior to the acquisition of approximately $2.0 million.

On June 28, 2010, we acquired all of the outstanding stock of Austroflex Rohr-Isoliersysteme GmbH (Austroflex).  Austroflex is an Austrian based manufacturer of pre-insulated flexible pipe systems for district heating, solar applications and under floor radiant heating systems. The acquisition of Austroflex provides us with a full range of pre-insulated PEX tubing, pre-insulated solar tubes and under floor heating insulation, distribution capability and positions us as a major supplier of pre-insulated pipe systems in Europe.  Austroflex had annual sales prior to the acquisition of approximately $23.0 million.

The results of operations for BRAE are included in our North America segment and the results of operations of Austroflex are included in our Europe segment since their respective acquisition dates and were not material to our consolidated financial statements.

Results of Operations

Second Quarter Ended July 4, 2010 Compared to Second Quarter Ended June 28, 2009

Net Sales.  Our business is reported in three geographic segments: North America, Europe and China. Our net sales in each of these segments for each of the second quarters of 2010 and 2009 were as follows:

	Second Quarter Ended July 4, 2010		Second Quarter Ended June 28, 2009			% Change to Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales
	(dollars in millions)
North America	$206.3	63.7%	$194.4	63.1%	$11.9	3.8%
Europe	112.1	34.6	109.1	35.4	3.0	1.0
China	5.6	1.7	4.7	1.5	0.9	0.3
Total	$324.0	100%	$308.2	100%	$15.8	5.1%

The increase (decrease) in net sales in each of the three geographic segments is attributable to the following:

					Change As a % of Consolidated Net Sales				Change As a % of Segment Net Sales
	North America	Europe	China	Total	North America	Europe	China	Total	North America	Europe	China
	(dollars in millions)
Organic	$9.2	$11.8	$0.9	$21.9	3.0%	3.8%	0.3%	7.1%	4.7%	10.8%	19.1%
Foreign exchange	2.3	(8.8)	—	(6.5)	0.7	(2.8)	—	(2.1)	1.2	(8.1)	—
Acquired	0.4	—	—	0.4	0.1	—	—	0.1	0.2	—	—
Total	$11.9	$3.0	$0.9	$15.8	3.8%	1.0%	0.3%	5.1%	6.1%	2.7%	19.1%

Organic sales in the North American wholesale market in the second quarter of 2010 increased by 4.1% compared to the second quarter of 2009. This increase was primarily due to increased unit sales of our plumbing and heating and gas connector product lines. Organic sales into the North American DIY market in the second quarter of 2010 increased 6.8% compared to the second quarter of 2009, primarily from increased product volume associated with repair and remodeling activity, new product introductions and from customer restocking partially offset by price concessions.

Organic net sales in the European wholesale market increased by 9.3% compared to the second quarter of 2009. This increase was primarily due to strong sales in our drains product lines and higher export sales.  Organic sales into the European OEM market in the second quarter of 2010 increased 11.8% compared to the second quarter of 2009, primarily from increased sales of our water heating product lines. Organic sales into the European DIY market in the second quarter of 2010 increased 17.4% compared to the second quarter of 2009, primarily due to initial new store sales to a major retail customer.

Net sales increased in China primarily due to increased sales volume in the Chinese domestic markets.

The decreases in net sales due to foreign exchange are primarily due to the depreciation of the euro, partially offset by the appreciation of the Canadian dollar against the U.S. dollar. We cannot predict whether these currencies will continue to appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

Gross Profit. Gross profit and gross profit as a percent of net sales (gross margin) for the second quarter of 2010 and 2009 were as follows:

	Second Quarter Ended
	July 4, 2010	June 28, 2009
	(dollars in millions)
Gross profit	$120.6	$109.2
Gross margin	37.2%	35.4%

Gross margin increased 1.8 percentage points in the second quarter of 2010 compared to the second quarter of 2009. Gross profit included a charge of $0.6 million in 2010 for accelerated depreciation related to production facilities in France that are part of our restructuring program. North America’s improved gross margin was primarily attributable to increased sales volumes, better absorption at the factories and productivity gains from our Lean and Six Sigma cost savings initiatives, partially offset by increased raw materials costs.  Europe’s improved gross margin was primarily attributable to increased sales volumes, better absorption at the factories and better product mix partially offset by new customer credits and inefficiencies from the restructuring program.

Selling, General and Administrative Expenses.  Selling, General and Administrative, or SG&A, expenses for the second quarter of 2010 increased $4.9 million, or 6.1%, compared to the second quarter of 2009.  The increase in SG&A expenses was attributable to the following:

	(in millions)	% Change

Organic	$6.0	7.5%
Foreign exchange	(1.3)	(1.6)
Acquired	0.2	0.2
Total	$4.9	6.1%

The organic increase in SG&A expenses was primarily due to increased legal and environmental costs, increased variable selling expenses due to higher sales volumes and increased consulting and personnel related costs, partially offset by lower product liability costs.  The decrease in SG&A expenses from foreign exchange was primarily due to the depreciation of the euro against the U.S. dollar.  Total SG&A expenses, as a percentage of sales, were 26.2% in the second quarter of 2010 compared to 25.9% in the second quarter of 2009.

Restructuring and Other Charges. In the second quarter of 2010, we recorded a charge of $2.5 million primarily for severance and other costs incurred as part of our previously announced restructuring programs, as compared to $0.8 million for the second quarter of 2009.   For a more detailed description of our current restructuring plans see Note 5 of Notes to Consolidated Financial Statements.

Operating Income.  Operating income (loss) by geographic segment for the second quarters of 2010 and 2009 were as follows:

	Second Quarter Ended			% Change to Consolidated
	July 4, 2010	June 28, 2009	Change	Operating Income
	(dollars in millions)

North America	$29.0	$19.1	$9.9	34.7%
Europe	11.6	12.0	(0.4)	(1.4)
China	0.8	1.0	(0.2)	(0.7)
Corporate	(8.1)	(3.6)	(4.5)	(15.8)
Total	$33.3	$28.5	$4.8	16.8%

The increase (decrease) in operating income (loss) is attributable to the following:

						Change					Change
						As a % of Consolidated Operating Income					As a % of Segment Operating Income
	North America	Europe	China	Corp.	Total	North America	Europe	China	Corp.	Total	North America	Europe	China	Corp.
	(dollars in millions)
Organic	$9.2	$3.6	$(0.3)	$(4.5)	$8.0	32.3%	12.6%	(1.1)%	(15.8)%	28.0%	48.2%	30.0%	30.0%	(125.0)%
Foreign exchange	0.5	(1.4)	—	—	(0.9)	1.7	(4.9)	—	—	(3.2)	2.6	(11.7)	—	—
Restructuring/other	0.2	(2.6)	0.1	—	(2.3)	0.7	(9.1)	0.4	—	(8.0)	1.0	(21.6)	(10.0)	—
Total	9.9	$(0.4)	$(0.2)	$(4.5)	$4.8	34.7%	(1.4)%	(0.7)%	(15.8)%	16.8%	51.8%	(3.3)%	(20.0)%	(125.0)%

The increase in consolidated organic operating income was due primarily to increased unit volume sales and stronger gross margins partially offset by increased SG&A expenses. The North America margin increase was primarily due to increased sales volumes, better factory absorption levels and the impact of cost savings initiatives. Corporate costs increased as a result of a favorable legal settlement which reduced legal expense during the second quarter of 2009.

Interest Expense.  Interest expense decreased $0.3 million, or 5.3%, for the second quarter of 2010 as compared to the second quarter of 2009, primarily because we had no borrowings outstanding on our revolving credit facility during the second quarter of 2010.

Other Income, Net.  Other income, net increased $0.6 million for the second quarter of 2010 as compared to the second quarter of 2009, primarily due to foreign currency forward exchange contracts resulting in net gains in the second quarter of 2010, as compared to net losses in the second quarter of 2009.

Income Taxes.   Our effective rate for continuing operations decreased to 22.9% in the second quarter of 2010, from 34.2% for the second quarter of 2009.  The main driver for the decrease was the release of a valuation allowance on net operating losses in Europe, as the result of revised tax planning strategies.  The decrease was partially offset by additional tax charges in China.

Net Income From Continuing Operations.  Net income from continuing operations for the second quarter of 2010 was $22.2 million, or $0.59 per common share, compared to $15.2 million, or $0.41 per common share, for the second quarter of 2009. Results for the second quarter of 2010 include an after-tax charge of $2.0 million, or $0.06 per common share, for restructuring and other charges related primarily to severance costs and accelerated depreciation compared to an after-tax restructuring and other charge of $0.6 million, or $0.01 per common share, for the second quarter of 2009. The release of the valuation allowance in Europe on net operating losses noted above contributed a tax benefit of $0.08 per common share to the second quarter of 2010. The depreciation of the euro against the U.S. dollar resulted in a negative impact on our operations of $0.03 per common share for the second quarter of 2010 compared to the comparable period in 2009. We cannot predict whether the euro, Canadian dollar or Chinese yuan will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net income.

Loss From Discontinued Operations.  The loss from discontinued operations for the second quarter of 2009 was primarily attributable the deconsolidation of TEAM.  These costs are more fully described in Note 3 of Notes to Consolidated Financial Statements.

Six Months Ended July 4, 2010 Compared to Six Months Ended June 28, 2009

Net Sales.  Our net sales in each of these segments for each of the first six months of 2010 and 2009 were as follows:

	Six Months Ended July 4, 2010		Six Months Ended June 28, 2009			% Change to Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales
	(dollars in millions)
North America	$404.8	62.9%	$371.9	62.1%	$32.9	5.5%
Europe	228.6	35.6	217.3	36.3	11.3	1.9
China	9.9	1.5	9.7	1.6	0.2	—
Total	$643.3	100%	$598.9	100%	$44.4	7.4%

The increase (decrease) in net sales in each of the three geographic segments is attributable to the following:

					Change As a % of Consolidated Net Sales				Change As a % of Segment Net Sales
	North America	Europe	China	Total	North America	Europe	China	Total	North America	Europe	China
	(dollars in millions)
Organic	$27.4	$13.9	$0.2	$41.5	4.6%	2.3%	—%	6.9%	7.3%	6.4%	2.1%
Foreign exchange	5.1	(2.6)	—	2.5	0.8	(0.4)	—	0.4	1.4	(1.2)	—
Acquired	0.4	—	—	0.4	0.1	—	—	0.1	0.1	—	—
Total	$32.9	$11.3	$0.2	$44.4	5.5%	1.9%	—%	7.4%	8.8%	5.2%	2.1%

There were four additional working days in the six months ended July 4, 2010 than there were in the six months ended June 28, 2009.

Organic sales into the North American wholesale market in the first six months of 2010 increased by 6.5% compared to the first six months of 2009. This increase was primarily due to increased unit sales of our plumbing and heating, backflow and gas connector product lines. Organic sales into the North American DIY market in the first six months of 2010 increased 10.1% compared to the first six months of 2009, primarily from increased product volume associated with repair and remodeling activity, new product introductions and from customer restocking partially offset by price concessions.

Organic net sales increased in European wholesale market increased by 6.1% compared first six months of 2009. This increase was primarily due to stronger repair and remodeling market place, strong sales in our drains product line and higher export sales.  Organic sales into the European OEM market in the first six months of 2010 increased 6.2% compared to the first six months of 2009, primarily from increased sales of water heating product lines. Organic sales into the European DIY market in the first six months of 2010 increased 8.8% compared to the first six months of 2009, primarily from initial new store sales to a major retail customer.

The increase in net sales due to foreign exchange was primarily due to the appreciation of the Canadian dollar, partially offset by the depreciation of the euro, against the U.S. dollar. We cannot predict whether these currencies will continue to appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

Gross Profit. Gross profit and gross margin for the first six months of 2010 and 2009 were as follows:

	Six Months Ended
	July 4, 2010	June 28, 2009
	(dollars in millions)
Gross profit	$238.2	$206.2
Gross margin	37.0%	34.4%

Gross margin increased 2.6 percentage points in the first six months of 2010 compared to the first six months of 2009. Gross profit included a charge of $1.3 million in 2010 for accelerated depreciation related to production facilities in France that are part of our restructuring program. North America’s improved gross margin was primarily attributable to increased sales volumes, better absorption at the factories and productivity gains from our Lean and Six Sigma cost savings initiatives, partially offset by increased raw materials costs.  Europe’s improved gross margin was primarily attributable to increased sales volumes, better absorption at the factories and better product mix partially offset by new customer credits and inefficiencies from the restructuring program.

Selling, General and Administrative Expenses.  SG&A expenses for the first six months of 2010 increased $13.2 million, or 8.3%, compared to the first six months of 2009.  The increase in SG&A expenses was attributable to the following:

	(in millions)	% Change

Organic	$12.2	7.7%
Foreign exchange	0.8	0.5
Acquired	0.2	0.1
Total	$13.2	8.3%

The organic increase in SG&A expenses was primarily due to increased legal and personnel related costs and increased variable selling expenses due to higher sales volumes.  The increase in SG&A expenses from foreign exchange was primarily due to the appreciation of the Canadian dollar against the U.S. dollar.  Total SG&A expenses, as a percentage of sales, were 26.9% in the first six months of 2010 compared to 26.7% in the first six months of 2009.

Restructuring and Other Charges. In the first six months of 2010, we recorded a charge of $5.8 million primarily for severance and other costs incurred as part of our previously announced restructuring programs, as compared to $2.3 million for the first six months of 2009.   For a more detailed description of our current restructuring plans see Note 5 of Notes to Consolidated Financial Statements.

Operating Income.  Operating income (loss) by geographic segment for the first six months of 2010 and 2009 was as follows:

	Six Months Ended			% Change to Consolidated
	July 4, 2010	June 28, 2009	Change	Operating Income
	(dollars in millions)

North America	$56.6	$33.6	$23.0	52.3%
Europe	22.2	21.9	0.3	0.7
China	(0.3)	0.8	(1.1)	(2.5)
Corporate	(19.2)	(12.3)	(6.9)	(15.7)
Total	$59.3	$44.0	$15.3	34.8%

The increase (decrease) in operating income (loss) is attributable to the following:

						Change					Change
						As a % of Consolidated Operating Income					As a % of Segment Operating Income
	North America	Europe	China	Corp.	Total	North America	Europe	China	Corp.	Total	North America	Europe	China	Corp.
	(dollars in millions)
Organic	$22.0	$5.6	$(0.9)	$(6.9)	$19.8	50.0%	12.7%	(2.0)%	(15.7)%	45.0%	65.5%	25.6%	(112.5)%	(56.1)%
Foreign exchange	1.0	(0.7)	—	—	0.3	2.3	(1.6)	—	—	0.7	3.0	(3.2)	—	—
Restructuring/other	—	(4.6)	(0.2)	—	(4.8)	—	(10.4)	(0.5)	—	(10.9)	—	(21.0)	(25.0)	—
Total	$23.0	$0.3	$(1.1)	$(6.9)	$15.3	52.3%	0.7%	(2.5)%	(15.7)%	34.8%	68.5%	1.4%	(137.5)%	(56.1)%

The increase in consolidated organic operating income was due primarily to increased unit volume sales and stronger gross margins partially offset by increased SG&A expenses. The North America margin increase was primarily due to increased sales volumes, better factory absorption levels and the impact of cost savings initiatives. Corporate costs increased due to higher legal costs partially due to the result of a favorable legal settlement during the second quarter of 2009.

Interest Expense.  Interest expense decreased $0.7 million, or 6.2%, for the first six months of 2010 compared to the first six months of 2009, primarily because we had no borrowings outstanding on our revolving credit facility during the first six months of 2010.

Income Taxes.   Our effective rate for continuing operations decreased to 31.2% from 42.7% for the first six months of 2010 as compared to the first six months of 2009.  The decrease was primarily due to tax benefits recorded in Europe during the second quarter of 2010 as a result of releasing a valuation reserve for net operating losses.  The 2009 rate was unusually high due to the reversal of previously recognized tax benefits in China in the first quarter of 2009.

Net Income From Continuing Operations.  Net income from continuing operations for the first six months of 2010 was $34.4 million, or $0.92 per common share, compared to $19.3 million, or $0.52 per common share, for the first six months of 2009. Results for the first six months of 2010 include an after-tax charge of $6.2 million, or $0.17 per common share, for restructuring and other charges related primarily to severance and accelerated depreciation compared to an after-tax restructuring and other charge of $5.5 million, or $0.15 per common share, for the first six months of 2009. The release of the valuation allowance in Europe on net operating losses noted above contributed a tax benefit of $0.08 per common share to the first six months of 2010. The depreciation of the euro, partially offset by the appreciation of Canadian dollar against the U.S. dollar, resulted in a negative impact on our operations of $0.01 per common share for the first six months of 2010 compared to the comparable period in 2009. We cannot predict whether the euro, Canadian dollar or Chinese yuan will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net income.

Loss From Discontinued Operations.  The loss from discontinued operations in the first six months of 2010 was primarily attributable legal costs related to the FCPA investigation. The loss from discontinued operations in the first six months of 2009 was primarily attributable to the deconsolidation of TEAM. These costs are more fully described in Note 3 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

We generated $33.2 million of cash from operating activities in the first six months of 2010 as compared to $73.5 million of cash in the first six months of 2009. Higher income from continuing operations in 2010 was offset by increased accounts receivable in our North America and Europe segments.  This increase was primarily due to timing of revenues. Additionally, our Europe segment increased its inventory due to our restructuring program in France, for an expected plant move, and to increase safety stock during the summer holiday period.

We used $45.1 million of net cash from investing activities for the first six months of 2010 primarily for purchases of Austroflex and capital equipment.  For the remainder of fiscal year 2010, we expect to invest approximately $18.8 million for manufacturing machinery and equipment as part of our ongoing commitment to improve our manufacturing capabilities. The Company elected to participate in a settlement offer from UBS, AG (UBS) for all of its outstanding auction rate securities (ARS) investments.  Under the terms of the settlement offer, the Company was issued rights by UBS entitling the holder to require UBS to purchase the underlying ARS at par value during the period from June 30, 2010, through July 2, 2012.   The Company elected to exercise this right and, on July 1, 2010 received $6.3 million from UBS in settlement of all outstanding ARS investments. The Company also received $0.2 million from UBS during the first quarter of 2010. In addition, during the quarter ended July 4, 2010, we invested in nine-month certificates of deposits totaling approximately $4.0 million.

We generated $14.1 million of net cash from financing activities for the first six months of 2010, primarily from issuing $75.0 million, 10-year private placement notes in June, partially offset by the repayment of our $50.0 million private placement notes and $8.3 million of dividend payments.

On June 18, 2010, we entered into a note purchase agreement with certain institutional investors (the 2010 Note Purchase Agreement). Pursuant to the 2010 Note Purchase Agreement, we issued senior notes of $75.0 million in principal amount at 5.05%, due June 18, 2020 (the Notes), for aggregate gross proceeds of $75.0 million in a private placement solely to institutional investors.  We will pay interest on the outstanding balance of the Notes at the rate of 5.05% per annum, payable semi-annually on June 18 and December 18 until the principal on the Notes shall become due and payable.  We may, at our option, upon notice, subject to the terms of the 2010 Note Purchase Agreement, prepay at any time all or part of the Notes in an amount not less than $1 million by paying the principal amount plus a make-whole Amount (as defined in the 2010 Note Purchase Agreement).

The 2010 Note Purchase Agreement includes operational and financial covenants, with which we are required to comply, including, among others, maintenance of certain financial ratios and restrictions on additional indebtedness, liens and dispositions.  Events of defaults under the 2010 Note Purchase Agreement include failure to comply with the financial and operational covenants, as well as bankruptcy and other insolvency events.  If an event of default occurs and is continuing, then a majority of the note holders have the right to accelerate and require us to repay all the outstanding notes under the 2010 Note Purchase Agreement.  In limited circumstances, such acceleration is automatic. We will use the proceeds from the private placement for general corporate purposes. As of July 4, 2010 we were in compliance with all covenants related to the 2010 Note Purchase Agreement.

On June 18, 2010, we entered into a credit agreement (the Credit Agreement) among the Company, certain subsidiaries of the Company who become borrowers under the Credit Agreement, Bank of America, N.A., as Administrative Agent, swing line lender and letter of credit issuer, and the other lenders referred to therein. The Credit Agreement provides for a $300 million, five-year, senior unsecured revolving credit facility which may be increased by an additional $150 million under certain circumstances and subject to the terms of the Credit Agreement. The Credit Agreement has a sublimit of up to $75 million in letters of credit.

Borrowings outstanding under the Credit Agreement bear interest at a fluctuating rate per annum equal to an applicable percentage equal to (i) in the case of Eurocurrency rate loans, the British Bankers Association LIBOR rate plus an applicable percentage, ranging from 1.70% to 2.30%, determined by reference to our consolidated leverage ratio plus, in the case of certain lenders, a mandatory cost calculated in accordance with the terms of the Credit Agreement, or (ii) in the case of base rate loans and swing line loans, the highest of (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such day as announced by Bank of America, N.A. as its “prime rate,” and (c) the British Bankers Association LIBOR rate plus 1.0%, plus an applicable percentage, ranging from 0.70% to 1.30%, determined by reference to our consolidated leverage ratio. In addition to paying interest under the Credit Agreement, we are also required to pay certain fees in connection with the credit facility, including, but not limited to, a facility fee and letter of credit fees.

The Credit Agreement matures on June 18, 2015.  We may repay loans outstanding under the Credit Agreement from time to time without premium or penalty, other than customary breakage costs, if any, and subject to the terms of the Credit Agreement.

As of July 4, 2010, we were in compliance with all covenants related to the Credit Agreement and had $264.9 million of unused and available credit under the Credit Agreement and $35.1 million of stand-by letters of credit outstanding on the Credit Agreement. There were no borrowings under the Credit Agreement at July 4, 2010.

We maintain letters of credit that guarantee our performance or payment to third parties in accordance with specified terms and conditions. Amounts outstanding were approximately $35.1 million as of July 4, 2010 and $37.0 million as of December 31, 2009. Our letters of credit are primarily associated with insurance coverage and to a lesser extent foreign purchases and generally expire within one year of issuance. These instruments may exist or expire without being drawn down, therefore they do not necessarily represent future cash flow obligations.

We used $2.3 million of net cash from operating activities of discontinued operations in the first six months of 2010 primarily due to payments to outside counsel in connection with the FCPA investigation.

We generated $5.1 million of net cash from investing activities of discontinued operations in the first six months of 2010 primarily from cash received from the sale of CWV.

Working capital (defined as current assets less current liabilities) as of July 4, 2010 was $537.6 million compared to $489.8 million as of December 31, 2009. This increase was primarily due to the net cash received from the issuance and repayment of debt.  Cash and cash equivalents decreased to $254.7 million as of July 4, 2010 compared to $258.2 million as of December 31, 2009 primarily due to increased working capital and the acquisition of Austroflex, partially offset by the net cash received from the issuance and repayment of debt and from cash generated from higher earnings. The ratio of current assets to current liabilities was 2.9 to 1 as of July 4, 2010 compared to 2.6 to 1 as of December 31, 2009.

We believe free cash flow to be an appropriate supplemental measure of our operating performance because it provides investors with a measure of our ability to generate cash, to repay debt and to fund acquisitions. In addition, free cash flow is used as a criterion to measure and pay certain incentive compensation. We may not be comparable to other companies that may define free cash flow differently. Free cash flow does not represent cash generated from operating activities in accordance with generally accepted accounting principles (GAAP). Therefore it should not be considered an alternative to net cash provided by operations as an indication of our performance. Free cash flow should also not be considered an alternative to net cash provided by operations as defined by GAAP.

A reconciliation of net cash provided by continuing operating activities to free cash flow is provided below:

	Six Months Ended
	July 4, 2010	June 28, 2009
	(in millions)
Net cash provided by continuing operating activities	$33.2	$73.5
Less: additions to property, plant, and equipment	(12.0)	(8.6)
Plus: proceeds from the sale of property, plant, and equipment	0.5	0.4
Free cash inflow	$21.7	$65.3

Free cash inflow is lower in the first six months of 2010 compared to the first six months of 2009 primarily due to higher working capital requirements to support our sales growth along with increased safety stock supporting our restructuring efforts in Europe.

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

Application of Critical Accounting Policies and Key Estimates

The preparation of our consolidated financial statements in accordance with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported. A critical accounting estimate is an assumption about highly uncertain matters and could have a material effect on the consolidated financial statements if another, also reasonable, amount were used, or, a change in the estimate is reasonably likely from period to period. We base our assumptions on historical experience and on other estimates that we believe are reasonable under the circumstances. Actual results could differ significantly from these estimates.  There were no changes in accounting policies or significant changes in accounting estimates during the first six months of 2010.

We periodically discuss the development, selection and disclosure of the estimates with our Audit Committee. Management believes the following critical accounting policies reflect its more significant estimates and assumptions.

Revenue recognition

We recognize revenue when all of the following criteria are met: (1) we have entered into a binding agreement, (2) the product has shipped and title has passed, (3) the sales price to the customer is fixed or is determinable and (4) collectability is reasonably assured. We recognize revenue based upon a determination that all criteria for revenue recognition have been met, which, based on the majority of our shipping terms, is considered to have occurred upon shipment of the finished product. Some shipping terms require the goods to be received by the customer before title passes. In those instances, revenues are not recognized until the customer has received the goods. We record estimated reductions to revenue for customer returns and allowances, cash discounts and for customer programs. Provisions for returns and allowances and cash discounts are made at the time of sale, derived from historical trends and form a portion of the allowance for doubtful accounts. Customer rebate programs, which are primarily annual volume incentive plans, allow customers to earn credit for attaining agreed upon purchase targets from us. We record estimated reductions to revenue, made at the time of sale, for customer rebate programs based on estimated purchase targets.

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

Intangible assets such as purchased technology are generally recorded in connection with a business acquisition. Values assigned to intangible assets are determined by an independent valuation firm based on our estimates and judgments regarding expectations of the success and life cycle of products and technology acquired. With the acquisition of BRAE in April 2010, we have determined we have eight reporting units in continuing operations, one which has no goodwill.

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

The Orion reporting unit’s operating results are being hindered by the downturn in the commercial and institutional end markets in the U.S., where Orion sells a majority of its products.  Should Orion’s sales decline because the commercial marketplace deteriorates more than our current expectations, then the reporting unit’s goodwill may be at risk for impairment in the future. Orion’s goodwill balance as of July 4, 2010 was $24.6 million. As of October 25, 2009, of our last impairment analysis date, the fair value of the Orion reporting unit exceeded the carrying value by 11%.

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

Legal contingencies

We are a defendant in numerous legal matters including those involving environmental law and product liability as discussed in more detail in Part I, Item 1, “ Business - Product Liability, Environmental and Other Litigation Matters,” of our Annual Report on Form 10-K for the year ended December 31, 2009 and Part II, Item 1, “Legal Proceedings” of our Quarterly Report on Form 10-Q for the quarter ended April 4, 2010.  As required by GAAP, we determine whether an estimated loss from a loss contingency should be accrued by assessing whether a loss is deemed probable and the loss amount can be reasonably estimated, net of any applicable insurance proceeds. Estimates of potential outcomes of these contingencies are developed in consultation with outside counsel. While this assessment is based upon all available information, litigation is inherently uncertain and the actual liability to fully resolve this litigation cannot be predicted with any assurance of accuracy. Final resolution of these matters could possibly result in significant effects on our results of operations, cash flows and financial position.

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

We recognize deferred taxes for the expected future consequences of events that have been reflected in the consolidated financial statements. Deferred tax assets and liabilities are determined based on differences between the book values and tax bases of particular assets and liabilities, using tax rates in effect for the years in which the differences are expected to reverse.  A valuation allowance is provided to offset any net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  We consider estimated future taxable income and ongoing prudent tax planning strategies in assessing the need for a valuation allowance. We account for tax benefits when the item in question meets the more-likely-than-not (greater than 50% likelihood of being sustained upon examination by the taxing authorities) threshold.

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

In October 2009, the FASB issued an accounting standard update to address accounting for multiple-deliverable arrangements, specifically addressing how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting.  This update established a hierarchy for determining the selling price of a deliverable.  This standard also expands disclosures relating to an entity’s multiple-deliverable revenue arrangements.  This update is effective prospectively for all arrangements entered into or materially modified in fiscal years beginning after June 15, 2010.   The adoption of this update did not have a material impact on our consolidated financial statements.

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

Our foreign subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials and are denominated in European currencies or the U.S. or Canadian dollar. We use foreign currency forward exchange contracts to manage the risk related to intercompany purchases that occur during the course of a year and certain open foreign currency denominated commitments to sell products to third parties. For the second quarter and first six months of 2010, unrealized income recorded in other (income) expense for the change in the fair value of such contracts was $0.7 million and $0.9 million, respectively, of income.

We have historically had a low exposure on the cost of our debt to changes in interest rates. Information about our new and current long-term debt, including principal amounts and related interest rates, appears in Note 9 of this report and in Note 11 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2009, respectively.

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

Item 4.  Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, or Exchange Act, as of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures.  In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily applies its judgment in evaluating and implementing possible controls and procedures. The effectiveness of our disclosure controls and procedures is also necessarily limited by the staff and other resources available to us and the geographic diversity of our operations. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the quarter ended July 4, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  In connection with these rules, we will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Part II.  OTHER INFORMATION

Item l.   Legal Proceedings

As disclosed in Part I, Item 1, “Business — Product Liability, Environmental and Other Litigation Matters” of our Annual Report on Form 10-K for the year ended December 31, 2009 and Part II, Item 1, “Legal Proceedings” of our Quarterly Report on Form 10-Q for the quarter ended April 4, 2010, we are a party to certain litigation and we are engaged in certain environmental remediation.  There have been no material developments with respect to these other contingencies and environmental remediation proceedings during the three months ended July 4, 2010.

Item 1A.  Risk Factors

This report may include statements that are not historical facts and are considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements reflect our current views about future results of operations and other forward-looking information.  In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should” and “would” or similar words. You should not rely on forward-looking statements because our actual results may differ materially from those indicated by these forward-looking statements as a result of a number of important factors.  These factors include, but are not limited to, the following:  the current economic and financial condition, which can affect levels of housing starts and remodeling, affecting the markets where our products are sold, manufactured, or marketed; shortages in and pricing of raw materials and supplies; loss of market share through competition; introduction of competing products by other companies; pressure on prices from competitors, suppliers, and/or customers; changes in variable interest rates on our borrowings; identification and disclosure of material weaknesses in our internal control over financial reporting; failure to expand our markets through acquisitions; failure or delay in developing new products; lack of acceptance of new products; failure to manufacture products that meet required performance and safety standards; foreign exchange rate fluctuations; cyclicality of industries, such as plumbing and heating wholesalers and home improvement retailers, in which we market certain of our products; environmental compliance costs; product liability risks; the results and timing of our manufacturing restructuring plan; changes in the status of current litigation, the outcome of our investigation into potential violations of the Foreign Corrupt Practices Act; and other risks and uncertainties discussed under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities Exchange Commission, and in other reports we file from time to time with the Securities and Exchange Commission.

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

WATTS WATER TECHNOLOGIES, INC.

Date:	August 13, 2010	By:	/s/ Patrick S. O’Keefe
Patrick S. O’Keefe
Chief Executive Officer

Date:	August 13, 2010	By:	/s/ William C. McCartney
William C. McCartney
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description

3.1	Restated Certificate of Incorporation, as amended (1)

3.2	Amended and Restated By-Laws (2)

10.1	Note Purchase Agreement, dated as of June 18, 2010, between the Company and the Purchasers named in Schedule A thereto relating to the Company’s $75,000,000 5.05% Senior Notes due June 18, 2020. (3)

10.2	Form of 5.05% Senior Note due June 18, 2020. (3)

10.3	Form of Subsidiary Guaranty in connection with the Company’s 5.05% Senior Notes due June 18, 2020, including the form of Joinder to Subsidiary Guaranty. (3)

10.4

Credit Agreement, dated as of June 18, 2010, among the Company, certain subsidiaries of the Company as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and the other lenders referred to therein. (3)

10.5	Guaranty, dated as of June 18, 2010, by the Company and the Subsidiaries of the Company set forth therein, in favor of Bank of America, N.A. and the other lenders referred to therein. (3)

10.6	Form of Restricted Stock Award Agreement for Non-Employee Directors under the Watts Water Technologies, Inc. 2004 Stock Incentive Plan

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)      Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-11499) for the quarter ended July 3, 2005.

(2)      Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-11499) dated July 12, 2010.

(3)      Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-11499) dated June 18, 2010.

*         Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at July 4, 2010 and December 31, 2009, (ii) Consolidated Statements of Operations for the Second Quarters Ended July 4, 2010 and June 28, 2009, (iii) Consolidated Statements of Operations for the Six Months Ended July 4, 2010 and June 28, 2009, (iv) Consolidated Statements of Cash Flows for the Six Months Ended July 4, 2010 and June 28, 2009, and (v) Notes to Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.