Form 10-Q
period 2010-10-03
WATTS WATER TECHNOLOGIES INC
filed 2010-11-12
CIK 795403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 3, 2010

or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2010
Class A Common Stock, $0.10 par value	30,078,677

Class B Common Stock, $0.10 par value	6,953,680

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share information)

(Unaudited)

	October 3,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$292.3	$258.2
Short-term investment securities	4.0	6.5
Trade accounts receivable, less allowance for doubtful accounts of $9.0 million at October 3, 2010 and $7.5 million at December 31, 2009	196.1	181.3
Inventories, net:
Raw materials	109.1	88.0
Work in process	24.7	36.5
Finished goods	150.7	142.2
Total Inventories	284.5	266.7
Prepaid expenses and other assets	30.4	22.1
Deferred income taxes	37.5	35.4
Assets held for sale	10.9	11.3
Assets of discontinued operations	10.4	23.1
Total Current Assets	866.1	804.6
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	455.1	454.9
Accumulated depreciation	(253.8)	(248.4)
Property, plant and equipment, net	201.3	206.5
OTHER ASSETS:
Goodwill	434.2	425.1
Intangible assets, net	153.4	151.2
Deferred income taxes	4.7	3.0
Other, net	11.0	8.8
TOTAL ASSETS	$1,670.7	$1,599.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$109.4	$102.3
Accrued expenses and other liabilities	132.1	105.9
Accrued compensation and benefits	43.4	45.9
Current portion of long-term debt	0.7	50.9
Liabilities of discontinued operations	5.8	9.8
Total Current Liabilities	291.4	314.8
LONG-TERM DEBT, NET OF CURRENT PORTION	378.2	304.0
DEFERRED INCOME TAXES	44.0	43.0
OTHER NONCURRENT LIABILITIES	52.1	57.8
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Class A Common Stock, $0.10 par value; 80,000,000 shares authorized; 1 vote per share; issued and outstanding, 30,062,677 shares at October 3, 2010 and 29,506,523 shares at December 31, 2009	3.0	3.0
Class B Common Stock, $0.10 par value; 25,000,000 shares authorized; 10 votes per share; issued and outstanding, 6,953,680 shares at October 3, 2010 and 7,193,880 shares at December 31, 2009	0.7	0.7
Additional paid-in capital	402.9	393.7
Retained earnings	485.8	452.1
Accumulated other comprehensive income	12.6	30.1
Total Stockholders’ Equity	905.0	879.6
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,670.7	$1,599.2

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in millions, except per share information)

(Unaudited)

	Third Quarter Ended
	October 3, 2010	September 27, 2009
Net sales	$314.6	$303.8
Cost of goods sold	200.8	194.4
GROSS PROFIT	113.8	109.4
Selling, general & administrative expenses	79.3	78.8
Restructuring and other charges	3.0	6.3
OPERATING INCOME	31.5	24.3
Other (income) expense:
Interest income	(0.2)	(0.3)
Interest expense	6.1	5.5
Other income, net	(0.5)	(0.5)
Total other expense	5.4	4.7
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	26.1	19.6
Provision for income taxes	8.8	8.0
NET INCOME FROM CONTINUING OPERATIONS	17.3	11.6

Loss from discontinued operations, net of taxes	—	(8.2)

NET INCOME	$17.3	$3.4

BASIC EPS
Net income (loss) per share:
Continuing operations	$0.46	$0.31
Discontinued operations	—	(0.22)
NET INCOME	$0.46	$0.09
Weighted average number of shares	37.3	37.0

DILUTED EPS
Net income (loss) per share:
Continuing operations	$0.46	$0.31
Discontinued operations	—	(0.22)
NET INCOME	$0.46	$0.09
Weighted average number of shares	37.5	37.1

Dividends per share	$0.11	$0.11

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in millions, except per share information)

(Unaudited)

	Nine Months Ended
	October 3, 2010	September 27, 2009
Net sales	$957.9	$902.7
Cost of goods sold	605.9	587.1
GROSS PROFIT	352.0	315.6
Selling, general & administrative expenses	252.4	238.7
Restructuring and other charges	8.8	8.6
OPERATING INCOME	90.8	68.3
Other (income) expense:
Interest income	(0.7)	(0.8)
Interest expense	16.7	16.8
Other income, net	(1.3)	(1.0)
Total other expense	14.7	15.0
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	76.1	53.3
Provision for income taxes	24.4	22.4
NET INCOME FROM CONTINUING OPERATIONS	51.7	30.9

Loss from discontinued operations, net of taxes	(4.2)	(27.7)

NET INCOME	$47.5	$3.2

BASIC EPS
Net income (loss) per share:
Continuing operations	$1.39	$0.84
Discontinued operations	(0.11)	(0.75)
NET INCOME	$1.28	$0.09
Weighted average number of shares	37.2	37.0

DILUTED EPS
Net income (loss) per share:
Continuing operations	$1.38	$0.83
Discontinued operations	(0.11)	(0.75)
NET INCOME	$1.27	$0.09
Weighted average number of shares	37.4	37.1

Dividends per share	$0.33	$0.33

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Nine Months Ended
	October 3, 2010	September 27, 2009
OPERATING ACTIVITIES
Net income	$47.5	$3.2
Less: Loss from discontinued operations, net of taxes	(4.2)	(27.7)
Net income from continuing operations	51.7	30.9
Adjustments to reconcile net income from continuing operations to net cash provided by continuing operating activities:
Depreciation	22.8	23.6
Amortization	10.2	9.7
Stock-based compensation	3.5	3.7
Deferred income taxes	(3.6)	(4.5)
Loss on disposal/impairment of property, plant & equipment	0.8	5.5
Other	(0.3)	1.3
Changes in operating assets and liabilities, net of effects from business acquisitions and divestures:
Accounts receivable	(16.0)	21.1
Inventories	(16.1)	61.7
Prepaid expenses and other assets	(6.9)	1.2
Accounts payable, accrued expenses and other liabilities	29.2	(8.0)
Net cash provided by continuing operations	75.3	146.2
INVESTING ACTIVITIES
Additions to property, plant and equipment	(18.4)	(15.4)
Proceeds from the sale of property, plant and equipment	1.2	0.4
Purchase of short-term investment securities	(4.0)	—
Proceeds from the sale of short-term investment securities	6.5	1.7
Other, net	—	0.8
Business acquisitions, net of cash acquired	(36.1)	(0.3)
Net cash used in investing activities	(50.8)	(12.8)
FINANCING ACTIVITIES
Proceeds from long-term debt	75.0	1.7
Payments of long-term debt	(50.7)	(61.1)
Payment of capital leases	(1.0)	(0.9)
Proceeds from share transactions under employee stock plans	2.6	0.2
Tax benefit of stock awards exercised	—	(0.5)
Debt issuance cost	(3.2)	—
Dividends	(12.3)	(12.2)
Net cash provided by (used in) financing activities	10.4	(72.8)

Effect of exchange rate changes on cash and cash equivalents	(3.5)	6.3
Net cash provide by (used in) operating activities of discontinued operations	(2.4)	1.1

Net cash provided by (used in) investing activities of discontinued operations	5.1	(0.3)
INCREASE IN CASH AND CASH EQUIVALENTS	34.1	67.7
Cash and cash equivalents at beginning of year	258.2	165.6
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$292.3	$233.3

NON-CASH INVESTING AND FINANCING ACTIVI TIES
Acquisition of businesses:
Fair value of assets acquired	$45.5	$0.3
Cash paid, net of cash acquired	36.1	0.3
Liabilities assumed	$9.4	$—
Issuance of stock under management stock purchase plan	$2.1	$1.4

CASH PAID FOR:
Interest	$10.9	$11.6
Income taxes	$20.8	$27.0

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the Watts Water Technologies, Inc. (the Company) Consolidated Balance Sheet as of October 3, 2010, the Consolidated Statements of Operations for the third quarter and nine months ended October 3, 2010 and for the third quarter and nine months ended September 27, 2009, and the Consolidated Statements of Cash Flows for the nine months ended October 3, 2010 and the nine months ended September 27, 2009.

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

The Company operates on a 52-week fiscal year ending on December 31st.  Any quarterly data contained in this Quarterly Report on Form 10-Q generally reflects the results of operations for a 13-week period. There were four additional working days in the nine months ended October 3, 2010 than there were in the nine months ended September 27, 2009.

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

Impairment of Goodwill and Long-Lived Assets

The changes in the carrying amount of goodwill by geographic segment are as follows:

	North America	Europe	China	Total
	(in millions)
Gross balance at January 1, 2010	$210.4	$228.8	$7.9	$447.1
Accumulated impairment losses	(22.0)	—	—	(22.0)
Net goodwill at January 1, 2010	188.4	228.8	7.9	425.1

Goodwill acquired during the period	2.7	14.7	—	17.4
Effect of change in exchange rates used for translation	0.2	(8.6)	0.1	(8.3)
Gross balance at October 3, 2010	$213.3	$234.9	$8.0	$456.2
Accumulated impairment losses	(22.0)	—	—	(22.0)
Net goodwill at October 3, 2010	$191.3	$234.9	$8.0	$434.2

Goodwill and intangible assets not subject to amortization are tested for impairment at least annually or more frequently if events or circumstances indicate that it is “more likely than not” that goodwill might be impaired, such as a change in business conditions. The Company performs its annual impairment assessment of goodwill and intangible assets not subject to amortization in the fourth quarter of each year.

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

Intangible assets include the following:

	October 3, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Patents	$16.5	$(9.3)	$7.2
Customer relationships	118.0	(39.8)	78.2
Technology	17.7	(5.2)	12.5
Other	8.7	(5.7)	3.0
Total amortizable intangibles	160.9	(60.0)	100.9
Intangible assets not subject to amortization	52.5	—	52.5
Total	$213.4	$(60.0)	$153.4

Aggregate amortization expense for amortized intangible assets for the third quarters of 2010 and 2009 was $3.6 million and $3.4 million, respectively, and for the first nine-month periods of 2010 and 2009 was $10.2 million and $9.7 million, respectively. Additionally, future amortization expense for the next five years on amortizable intangible assets approximates $3.8 million for the remainder of 2010, $14.1 million for 2011, $12.4 million for 2012, $11.2 million for 2013 and $11.2 million for 2014. Amortization expense is provided on a straight-line basis over the estimated useful lives of the intangible assets. The weighted-average remaining life of total amortizable intangible assets is 9.5 years. Patents, customer relationships, technology and other amortizable intangibles have weighted-average remaining lives of 8.1 years, 7.7 years, 13.6 years and 44.7 years, respectively. Intangible assets not subject to amortization consist of trademarks.

Stock-Based Compensation

The Company maintains three stock incentive plans under which key employees and non-employee members of the Company’s Board of Directors have been granted incentive stock options (ISOs) and nonqualified stock options (NSOs) to purchase the Company’s Class A Common Stock. Only one plan, the 2004 Stock Incentive Plan, is currently available for the grant of new equity awards. Stock options granted under prior plans became exercisable over a five-year period at the rate of 20% per year and expire ten years after the date of grant. Under the 2004 Stock Incentive Plan, options become exercisable over a four-year period at the rate of 25% per year and expire ten years after the grant date. ISOs and NSOs granted under the plans may have exercise prices of not less than 100% and 50% of the fair market value of the Class A Common Stock on the date of grant, respectively. The Company’s current practice is to grant all options at fair market value on the grant date.  The Company issued 282,500 and 213,500 options to key employees, under the 2004 Stock Incentive Plan in the third quarters and in the first nine months of 2010 and 2009, respectively.

The fair value of each share issued under the 2004 Stock Incentive Plan is estimated on the date of grant, using the Black-Scholes-Merton Model, based on the following weighted average assumptions:

	2010	2009
Expected life (years)	6.0	6.0
Expected stock price volatility	41.3%	41.2%
Expected dividend yield	1.3%	1.7%
Risk-free interest rate	1.9%	2.8%

The above assumptions were used to determine the weighted average grant-date fair value of stock options of $12.36 and $9.70 in 2010 and 2009, respectively.

The Company has also granted shares of restricted stock to key employees and non-employee members of the Company’s Board of Directors under the 2004 Stock Incentive Plan, which vest either immediately, over a one-year period, or over a three-year period at the rate of one-third per year. The restricted stock awards are amortized to expense on a straight-line basis over the vesting period. The Company issued 104,975 and 84,535 shares of restricted stock under the 2004 Stock Incentive Plan in third quarters of 2010 and 2009, respectively.  The Company issued 104,975 and 86,241 shares of restricted stock under the 2004 Stock Incentive Plan in the first nine months of 2010 and 2009, respectively.

The Company also has a Management Stock Purchase Plan that allows for the granting of restricted stock units (RSUs) to key employees.  On an annual basis, key employees may elect to receive a portion of their annual incentive compensation in RSUs instead of cash.  Each RSU provides the key employee with the right to purchase a share of Class A Common Stock at 67% of the fair market value on the date of grant.  RSUs vest annually over a three-year period from the grant date.  An aggregate of 2,000,000 shares of Class A Common Stock may be issued under the Management Stock Purchase Plan.  The Company granted 158,473 and 150,098 RSUs in the first nine months of 2010 and 2009, respectively. The Company did not grant any RSU’s in the third quarters of 2010 or 2009.

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

Shipping and Handling

The Company’s shipping costs included in selling, general and administrative expenses were $8.6 million and $8.1 million for the third quarters of 2010 and 2009, respectively, and were $25.7 million and $23.2 million for the first nine months of 2010 and 2009, respectively.

Research and Development

Research and development costs included in selling, general and administrative expenses were $4.3 million and $4.2 million for the third quarters of 2010 and 2009, respectively, and were $14.0 million and $12.9 million for the first nine months of 2010 and 2009, respectively.

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

New Accounting Standards

In October 2009, the Financial Accounting Standards Board (FASB) issued an accounting standard update to improve disclosures related to fair value measurements.  This update requires new disclosures when significant transfers in and out of the various fair value levels occur.  This update requires a reconciliation for fair value measurements using significant unobservable inputs (level 3) be prepared on a gross basis, separately presenting information about purchases, sales, issuance and settlements.  In addition, this update amends current disclosure requirements for postretirement benefit plan assets.  This update is effective for interim and annual periods beginning after December 15, 2009, except for disclosures regarding level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued an accounting standard update to address accounting for multiple-deliverable arrangements, specifically addressing how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting.  This update established a hierarchy for determining the selling price of a deliverable.  This standard also expands disclosures relating to an entity’s multiple-deliverable revenue arrangements.  This update is effective prospectively for all arrangements entered into or materially modified in fiscal years beginning after June 15, 2010.  The adoption of this update will not have a material impact on the Company’s consolidated financial statements.

3. Discontinued Operations

In September 2009, the Company’s Board of Directors approved the sale of its investment in Watts Valve (Changsha) Co., Ltd. (CWV).  CWV manufactured large diameter hydraulic-actuated butterfly valves for thermo-power and hydro-power plants, water distribution projects and water works projects in China.  Management determined that CWV’s business no longer fit strategically with the Company.  The Company completed the sale of CWV in January 2010. During 2009, the Company evaluated the classification of the assets and liabilities of CWV and concluded that the net assets qualified as discontinued operations.  The Company evaluated the fair value (less cost to sell) of the net assets of CWV and recorded a pre-tax loss of approximately $8.5 million in 2009, based on the final agreement with the buyer. The Company concluded that the future cash flows associated with CWV would be completely eliminated from the continuing operations of the Company.  As such, the Company classified CWV’s results of operations and the loss from the disposition as discontinued operations for all periods presented.  See Note 10 for further information related to CWV.

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

Discontinued operating expense for 2010 primarily includes an estimated reserve in connection with the Foreign Corrupt Practices Act (FCPA) investigation at CWV (see Note 10) and legal costs associated with the FCPA investigation. The discontinued operating expense for 2009 is related to the operations of TEAM and CWV and legal costs associated with the now concluded James Jones Litigation.  See Note 15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, for a description of the James Jones Litigation.

Condensed operating statements for discontinued operations are summarized below:

	Third Quarter Ended
	October 3, 2010	September 27, 2009
	(in millions)
Operating loss – CWV	$—	$(0.9)
Write down of net assets – CWV	—	(5.9)
Loss before income taxes	—	(6.8)
Income tax expense	—	1.4
Loss from discontinued operations, net of taxes	$—	$(8.2)

Revenues reported in discontinued operations are as follows:

	Third Quarter Ended
	October 3, 2010	September 27, 2009
	(in millions)
Revenues – CWV	$—	$3.4

	Nine Months Ended
	October 3, 2010	September 27, 2009
	(in millions)
Operating loss – TEAM	$—	$(0.3)
Operating loss – CWV	—	(1.3)
Loss on disposal – TEAM	(0.1)	(18.8)
Loss on sale – CWV	(0.1)	(5.9)
Costs and expenses – FCPA investigation (CWV)	(5.6)	—
Costs and expenses - Municipal Water Group	—	(0.2)
Loss before income taxes	(5.8)	(26.5)
Income tax (benefit) expense	(1.6)	1.2
Loss from discontinued operations, net of taxes	$(4.2)	$(27.7)

Revenues reported in discontinued operations are as follows:

	Nine Months Ended
	October 3, 2010	September 27, 2009
	(in millions)
Revenues – CWV	$—	$10.4
Revenues – TEAM	—	2.6
Total revenues – discontinued operations	$—	$13.0

The carrying amounts of major classes of assets and liabilities associated with discontinued operations are as follows:

	October 3, 2010	December 31, 2009
	(in millions)
Accounts receivable	$—	$4.2
Inventories	—	4.2
Prepaid expenses and other assets	0.9	2.3
Property, plant & equipment, net	—	1.3
Deferred income taxes	1.5	1.8
Intangible assets	—	1.5
Income taxes receivable	8.0	7.8
Assets of discontinued operations	$10.4	$23.1
Accounts payable	$—	$2.1
Accrued expenses and other liabilities	5.8	7.2
Deferred taxes payable	—	0.5
Liabilities of discontinued operations	$5.8	$9.8

4. Financial Instruments and Derivatives Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including short-term investment securities, foreign currency derivatives and deferred compensation plan assets and related liability. The fair values of these financial assets and liabilities were determined using the following inputs at October 3, 2010:

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Assets
Short-term investment securities (1)	$4.0	$—	$4.0	$—

Plan asset for deferred compensation(2)	3.4	3.4	—	—
Total assets	$7.4	$3.4	$4.0	$—

Liabilities
Contingent consideration(3)	$1.9	$—	$—	$1.9

Plan liability for deferred compensation(3)	3.4	3.4	—	—
Total liabilities	$5.3	$3.4	$—	$1.9

(1) Included in short-term investment securities on the Company’s consolidated balance sheet.

(2) Included in other, net on the Company’s consolidated balance sheet.

(3) Included in other noncurrent liabilities on the Company’s consolidated balance sheet.

The table below provides a summary of the changes in fair value of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period December 31, 2009 to October 3, 2010.

	Balance	Purchases, sales,	Total realized and unrealized gains (losses) included in:		Balance
	December 31, 2009	settlements, net	Earnings	Comprehensive income	October 3, 2010
	(in millions)
Trading securities	$6.5	$(6.5)	$—	$—	$—

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

As discussed in Note 12, a contingent liability of $1.9 million was recognized as a preliminary estimate of the acquisition date fair value of the contingent consideration in the Blue Ridge Atlantic Enterprises, Inc. (BRAE) acquisition. This liability was classified as Level 3 under the fair value hierarchy as it was based on the weighted probability as of the date of the acquisition of achievement of a performance metric, which was not observable in the market.

Short-term investment securities as of October 3, 2010 consist of certificates of deposit with remaining maturities of greater than three months at the date of purchase, for which the carrying amount is a reasonable estimate of fair value.

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

The Company has exposure to a number of foreign currency rates, including the Canadian Dollar, the Euro, the Chinese Yuan and the British Pound.  To manage this risk, the Company generally uses a layering methodology whereby at the end of any quarter, the Company has generally entered into forward exchange contracts, which hedge approximately 50% of the projected intercompany purchase transactions for the next twelve months.  The Company uses this strategy for the purchases between Canada and the U.S., for purchases between the Euro zone and the U.S., and for purchases between the Euro zone and the United Kingdom.  The average volume of contracts can vary but generally approximates $10 to $15 million in open contracts at the end of any given quarter.  At October 3, 2010, the Company had contracts for purchases between Canada and the U.S. for notional amounts aggregating approximately $15.0 million to buy various currencies.  The fair value of the foreign exchange contracts as of October 3, 2010 was immaterial. The Company accounts for the forward exchange contracts as an economic hedge and has not elected to use hedge accounting.  Realized and unrealized gains and losses on the contracts are recognized in other (income) expense in the consolidated statements of operations.  During the third quarters ended October 3, 2010 and September 27, 2009, the Company recorded unrealized losses of $0.2 million and $1.2 million, respectively, and during the nine months ended October 3, 2010 and September 27, 2009, the Company recorded unrealized gains of $0.7 million and unrealized losses of $0.3 million, respectively, on foreign currency derivatives contracts. These contracts do not subject the Company to significant market risk from exchange movement because they offset gains and losses on the related foreign currency denominated transactions.

Fair Value

The carrying amounts of cash and cash equivalents, short-term investments, trade receivables and trade payables approximate fair value because of the short maturity of these financial instruments.

The fair values of the Company’s 5.05% senior notes due 2020, 5.47% senior notes due 2013 and 5.85% senior notes due 2016 are based on a discounted cash flow model using like industrial companies, the Company’s credit metrics, the Company’s size, as well as, current market demand. The fair value of the Company’s variable rate debt approximates its carrying value. The carrying amount and the estimated fair market value of the Company’s long-term debt, including the current portion, are as follows:

	October 3,	December 31,
	2010	2009
	(in millions)
Carrying amount	$378.9	$354.9
Estimated fair value	$423.9	$360.9

5. Restructuring and Other Charges

The Company’s Board of Directors approves all major restructuring programs that involve the discontinuance of product lines or the shutdown of facilities.  From time to time, the Company takes additional restructuring actions, including involuntary terminations that are not part of a major program.  The Company accounts for these costs in the period that the individual employees are notified or the liability is incurred.  These costs are included in restructuring and other charges in the Company’s consolidated statements of operations.  The Company also includes as part of other charges, expenses associated with asset impairments.  See Note 4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, for a detailed description of the 2009 and 2010 Europe actions.  Additionally, on September 13, 2010, the Board of Directors of the Company approved a restructuring program with respect to certain of the Company’s operating facilities in the United States. The restructuring program includes the shutdown of two manufacturing facilities in North Carolina. Operations at these facilities will be consolidated into the Company’s manufacturing facilities in New Hampshire, Missouri and other locations. The program is expected to include pre-tax charges totaling approximately $4.9 million, including costs for severance, shutdown costs and equipment write-downs. Additionally, the Company is expecting pre-tax training and pre-production set-up costs of approximately $2.0 million. The total net after-tax charge for this restructuring program is expected to be approximately $4.1 million (including $0.4 million in non-cash charges), with costs being incurred through 2011. The Company expects to spend approximately $1.2 million in capital expenditures to consolidate operations. Annual cash savings, net of tax, are estimated to be approximately $1.6 million, which the Company expects to fully realize by the second half of 2012. The restructuring program is expected to be completed by the end of the third quarter of 2011.

A summary of the pre- tax cost by restructuring program is as follows:

	Third Quarter Ended	Nine Months Ended
	October 3, 2010	October 3, 2010
	(in millions)
2009 Actions	$0.2	$1.3
2010 Actions	2.7	8.3
Other Actions	0.1	0.3
Total	$3.0	$9.9

The Company recorded net pre-tax restructuring and other charges in its business segments as follows:

	Third Quarter Ended	Nine Months Ended
	October 3, 2010	October 3, 2010
	(in millions)
North America	$2.1	$2.9
Europe	0.9	6.7
China	—	0.3
Total	$3.0	$9.9

The third quarter charge for 2010 of $3.0 million consists of approximately $1.9 million related to involuntary termination benefits and $0.8 million for other costs associated with the 2010 actions.  Additionally, the Company recorded $0.2 million related to involuntary termination benefits associated with the 2009 actions.  The remaining costs of approximately $0.1 million related to involuntary termination benefits which were not part of a previously announced restructuring plan.

The first nine months charge for 2010 of $9.9 million consists of approximately $5.2 million related to involuntary termination benefits, $1.3 million for accelerated depreciation for manufacturing operations, which was charged to cost of sales, and $1.8 million for other costs associated with the 2010 actions.  Additionally, the Company recorded $0.7 million related to involuntary termination benefits and $0.6 million for relocation expenses associated with the 2009 actions.  The remaining costs of approximately $0.3 million related to involuntary termination benefits which were not part of a previously announced restructuring plan. Additionally, the Company recorded $0.2 million and $0.3 million in the first nine months of 2010 and 2009, respectively, for charges associated with asset impairments.

In March 2010, in connection the Company’s manufacturing footprint consolidation, the Company closed the operations of Tianjin Watts Valve Company Ltd. (TWVC) and relocated its manufacturing to other facilities. On April 12, 2010, the Company signed a definitive equity transfer agreement with a third party to sell its equity ownership and remaining assets of TWVC. The sale is expected to be finalized before the end of 2010, subject to receiving all applicable government approvals. The Company expects to receive net proceeds of approximately $5.9 million from the sale. The Company recorded a tax charge of approximately $1.5 million in the first quarter of 2010 in connection with the expected sale of TWVC.

The following table summarizes the total estimated pre-tax charges expected, incurred and remaining cost for the footprint consolidation-restructuring program initiated in 2009 by the Company’s reportable segments:

Reportable Segment	Total Expected Costs	Incurred through October 3, 2010	Remaining Costs at October 3, 2010
	(in millions)
North America	$2.7	$1.8	$0.9
China	9.0	8.8	0.2
Total	$11.7	$10.6	$1.1

The Company does not expect to incur the remaining cost associated with the North America segment, as the project is substantially complete.

Details of the Company’s 2009 footprint consolidation-restructuring program for the first nine months of 2010 are as follows:

	Severance	Asset write- downs	Facility exit and other	Total
	(in millions)
Balance at December 31, 2009	$—	$—	$—	$—
Net pre-tax restructuring charges	0.3	—	0.5	0.8
Utilization	(0.3)	—	(0.5)	(0.8)
Balance at April 4, 2010	$—	$—	$—	$—
Net pre-tax restructuring charges	0.2	—	0.1	0.3
Utilization	(0.2)	—	(0.1)	(0.3)
Balance at July 4, 2010	$—	$—	$—	$—
Net pre-tax restructuring charges	0.2	—	—	0.2
Utilization	(0.2)	—	—	(0.2)
Balance at October 3, 2010	$—	$—	$—	$—

The following table summarizes expected, incurred and remaining costs for 2009 restructuring actions by type:

	Severance	Asset write- downs	Facility exit and other	Total
	(in millions)
Expected costs	$3.2	$5.2	$3.3	$11.7
Costs incurred –2009	(1.8)	(7.4)	(0.1)	(9.3)
Costs incurred – quarter ended April 4, 2010	(0.3)	—	(0.5)	(0.8)
Costs incurred – quarter ended July 4, 2010	(0.2)	—	(0.1)	(0.3)
Costs incurred – quarter ended October 3, 2010	(0.2)	—	—	(0.2)
Balance at October 3, 2010	$0.7	$(2.2)	$2.6	$1.1

The following table summarizes the total expected, incurred and remaining pre-tax costs for the 2010 Europe footprint consolidation-restructuring program by the Company’s reportable segments:

Reportable Segment	Total Expected Costs	Incurred through October 3, 2010	Remaining Costs at October 3, 2010
(in millions)
Europe	$12.5	$11.0	$1.5

Details of the Company’s 2010 Europe footprint consolidation-restructuring program for the first nine months of 2010 are as follows:

	Severance	Asset write- downs	Facility exit and other	Total
	(in millions)
Balance at December 31, 2009	$4.2	$—	$—	$4.2
Net pre-tax restructuring charges	2.0	0.7	0.2	2.9
Utilization and foreign currency impact	(0.3)	(0.7)	(0.2)	(1.2)
Balance at April 4, 2010	$5.9	$—	$—	$5.9
Net pre-tax restructuring charges	1.3	0.6	0.8	2.7
Utilization and foreign currency impact	(0.9)	(0.6)	(0.8)	(2.3)
Balance at July 4, 2010	$6.3	$—	$—	$6.3
Net pre-tax restructuring charges	—	—	0.8	0.8
Utilization and foreign currency impact	0.1	—	(0.8)	(0.7)
Balance at October 3, 2010	$6.4	$—	$—	$6.4

The following table summarizes expected, incurred and remaining costs for 2010 Europe footprint consolidation- restructuring actions by type:

	Severance	Asset write- downs	Facility exit and other	Total
	(in millions)
Expected costs	$7.5	$1.6	$3.4	$12.5
Costs incurred –2009	(4.2)	—	(0.4)	(4.6)
Costs incurred – quarter ended April 4, 2010	(2.0)	(0.7)	(0.2)	(2.9)
Costs incurred – quarter ended July 4, 2010	(1.3)	(0.6)	(0.8)	(2.7)
Costs incurred – quarter ended October 3, 2010	—	—	(0.8)	(0.8)
Remaining costs at October 3, 2010	$—	$0.3	$1.2	$1.5

The following table summarizes the total expected, incurred and remaining pre-tax costs for the 2010 North America footprint consolidation-restructuring program by the Company’s reportable segments:

Reportable Segment	Total Expected Costs	Incurred through October 3, 2010	Remaining Costs at October 3, 2010
(in millions)
North America	$4.9	$1.9	$3.0

Details of the Company’s 2010 North America footprint consolidation-restructuring program for the first nine months of 2010 are as follows:

	Severance	Asset write- downs	Facility exit and other	Total
	(in millions)
Balance at December 31, 2009	$—	$—	$—	$—
Net pre-tax restructuring charges	1.9	—	—	1.9
Utilization and foreign currency impact	—	—	—	—
Balance at October 3, 2010	$1.9	$—	$—	$1.9

The following table summarizes expected, incurred and remaining costs for 2010 North America footprint consolidation- restructuring actions by type:

	Severance	Asset write- downs	Facility exit and other	Total
	(in millions)
Expected costs	$1.9	$0.6	$2.4	$4.9
Costs incurred – quarter ended October 3, 2010	(1.9)	—	—	(1.9)
Remaining costs at October 3, 2010	$—	$0.6	$2.4	$3.0

6. Earnings per Share

The following tables set forth the reconciliation of the calculation of earnings per share:

	For the Third Quarter Ended October 3, 2010			For the Third Quarter Ended September 27, 2009
	Income (loss) (Numerator)	Shares (Denominator)	Per Share Amount	Income (loss) (Numerator)	Shares (Denominator)	Per Share Amount
	(amounts in millions, except per share amounts)
Basic EPS
Net income (loss) per share:
Continuing operations	$17.3	37.3	$0.46	$11.6	37.0	$0.31
Discontinued operations	—		—	(8.2)		(0.22)
Net income	$17.3		$0.46	$3.4		$0.09
Effect of dilutive securities
Common stock equivalents		0.2			0.1
Diluted EPS
Net income (loss) per share:
Continuing operations	$17.3		$0.46	$11.6		$0.31
Discontinued operations	—		—	(8.2)		(0.22)
Net income	$17.3	37.5	$0.46	$3.4	37.1	$0.09

Options to purchase 0.6 million and 0.8 million shares of Class A Common Stock were outstanding during the third quarters of 2010 and 2009, respectively, but were not included in the computation of diluted EPS because to do so would be anti-dilutive.

	For the Nine Months Ended October 3, 2010			For the Nine Months Ended September 27, 2009
	Income (loss) (Numerator)	Shares (Denominator)	Per Share Amount	Income (loss) (Numerator)	Shares (Denominator)	Per Share Amount
	(amounts in millions, except per share amounts)
Basic EPS
Net income (loss) per share:
Continuing operations	$51.7	37.2	$1.39	$30.9	37.0	$0.84
Discontinued operations	(4.2)		(0.11)	(27.7)		(0.75)
Net income	$47.5		$1.28	$3.2		$0.09
Effect of dilutive securities
Common stock equivalents		0.2			0.1
Diluted EPS
Net income (loss) per share:
Continuing operations	$51.7		$1.38	$30.9		$0.83
Discontinued operations	(4.2)		(0.11)	(27.7)		(0.75)
Net income	$47.5	37.4	$1.27	$3.2	37.1	$0.09

Options to purchase 0.6 million and 0.9 million shares of Class A Common Stock were outstanding during the first nine months of 2010 and 2009, respectively, but were not included in the computation of diluted EPS because to do so would be anti-dilutive.

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

The following is a summary of the Company’s significant accounts and balances by segment, reconciled to the consolidated totals:

	Three Months Ended		Nine Months Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009

Net Sales
North America	$191.8	$182.6	$596.6	$554.5
Europe	117.8	116.4	346.4	333.7
China	5.0	4.8	14.9	14.5
Consolidated net sales	$314.6	$303.8	$957.9	$902.7

Operating income (loss)
North America	$25.6	$22.3	$82.2	$55.9
Europe	15.0	14.9	37.2	36.8
China	(0.9)	(4.5)	(1.2)	(3.7)
Subtotal reportable segments	39.7	32.7	118.2	89.0

Corporate (*)	(8.2)	(8.4)	(27.4)	(20.7)
Consolidated operating income	31.5	24.3	90.8	68.3

Interest income	0.2	0.3	0.7	0.8
Interest expense	(6.1)	(5.5)	(16.7)	(16.8)
Other	0.5	0.5	1.3	1.0
Income from continuing operations before income taxes	$26.1	$19.6	$76.1	$53.3

Capital Expenditures
North America	$2.4	$2.0	$7.7	$5.2
Europe	3.9	4.8	10.3	9.8
China	0.1	—	0.4	0.4
Consolidated capital expenditures	$6.4	$6.8	$18.4	$15.4

Depreciation and Amortization
North America	$4.4	$4.4	$13.2	$13.1
Europe	5.6	6.5	18.3	17.4
China	0.5	0.6	1.5	2.8
Consolidated depreciation and amortization	$10.5	$11.5	$33.0	$33.3

Identifiable Assets
North America			$868.8	$819.6
Europe			707.4	692.5
China			84.1	91.2
Discontinued operations			10.4	27.3
Consolidated identifiable assets			$1,670.7	$1,630.6

Long-Lived Assets
North America			$79.4	$88.1
Europe			106.3	109.9
China			15.6	24.5
Consolidated long-lived assets			$201.3	$222.5

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

The North American segment includes U.S. net sales of $172.7 million and $165.2 million for the third quarters of 2010 and 2009, respectively.  The North American segment includes U.S. net sales of $541.3 million and $507.5 million for the first nine months of

2010 and 2009, respectively. The North American segment also includes U.S. long-lived assets of $74.4 million and $81.4 million at October 3, 2010 and September 27, 2009, respectively.

The North American and China segment include $4.8 million and $6.1million, respectively, in assets held for sale at October 3, 2010.

Intersegment sales for the third quarter of 2010 for North America, Europe and China were $1.0 million, $2.3 million and $25.8 million, respectively.  Intersegment sales for the third quarter of 2009 for North America, Europe and China were $0.9 million, $1.4 million and $28.2 million, respectively.

Intersegment sales for the first nine months of 2010 for North America, Europe and China were $2.9 million, $6.2 million and $85.5 million, respectively.  Intersegment sales for the first nine months of 2009 for North America, Europe and China were $2.9 million, $4.7 million and $83.6 million, respectively.

8. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of the following:

	Foreign Currency Translation	Pension Adjustment	Accumulated Other Comprehensive Income (Loss)
	(in millions)

Balance December 31, 2009	$51.6	$(21.5)	$30.1
Change in period	(23.8)	0.6	(23.2)
Balance April 4, 2010	$27.8	$(20.9)	$6.9
Change in period	(41.6)	0.7	(40.9)
Balance July 4, 2010	$(13.8)	$(20.2)	$(34.0)
Change in period	45.9	0.7	46.6
Balance October 3, 2010	$32.1	$(19.5)	$12.6

Balance December 31, 2008	$25.4	$(25.2)	$0.2
Change in period	(13.2)	0.8	(12.4)
Balance March 29, 2009	$12.2	$(24.4)	$(12.2)
Change in period	24.7	0.8	25.5
Balance June 28, 2009	$36.9	$(23.6)	$13.3
Change in period	24.7	0.8	25.5
Balance September 27, 2009	$61.6	$(22.8)	$38.8

Accumulated other comprehensive income (loss) in the consolidated balance sheets as of October 3, 2010 and September 27, 2009 consist primarily of cumulative translation adjustments and pension related prior service costs and net actuarial loss.  The Company’s total comprehensive income was as follows:

	Third Quarter Ended
	October 3, 2010	September 27, 2009
	(in millions)

Net income	$17.3	$3.4
Foreign currency translation and pension adjustments	46.6	25.5
Total comprehensive income	$63.9	$28.9

	Nine Months Ended
	October 3, 2010	September 27, 2009
	(in millions)

Net income	$47.5	$3.2
Foreign currency translation and pension adjustments	(17.5)	38.6
Total comprehensive income	$30.0	$41.8

9. Debt

On June 18, 2010, the Company entered into a note purchase agreement with certain institutional investors (the 2010 Note Purchase Agreement).  Pursuant to the 2010 Note Purchase Agreement, the Company issued senior notes of $75.0 million in principal at 5.05%, due June 18, 2020 (the Notes).  The Company will pay interest on the outstanding balance of the Notes at the rate of 5.05% per annum, payable semi-annually on June 18 and December 18 until the principal on the Notes shall become due and payable.  The Company may, at its option, upon notice, and subject to the terms of the 2010 Note Purchase Agreement, prepay at any time all or part of the Notes in an amount not less than $1 million by paying the principal amount plus a make-whole amount (as defined in the 2010 Note Purchase Agreement).

The 2010 Note Purchase Agreement includes operational and financial covenants, with which the Company is required to comply, including, among others, maintenance of certain financial ratios and restrictions on additional indebtedness, liens and dispositions.  Events of defaults under the 2010 Note Purchase Agreement include failure to comply with the financial and operational covenants, as well as bankruptcy and other insolvency events.  If an event of default occurs and is continuing, then a majority of the note holders have the right to accelerate and require the Company to repay all the outstanding notes under the 2010 Note Purchase Agreement. In limited circumstances, such acceleration is automatic. The Company will use the proceeds from the private placement for general corporate purposes. As of October 3, 2010, the Company was in compliance with all covenants related to the 2010 Note Purchase Agreement.

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

Under the Credit Agreement, the Company is required to satisfy and maintain specified financial ratios and other financial condition tests.  The financial ratios include a consolidated interest coverage ratio based on consolidated earnings before income taxes, interest expense, depreciation, and amortization (“Consolidated EBITDA”) to consolidated interest expense, as defined in the Credit Agreement.  The Company’s Credit Agreement defines Consolidated EBITDA to exclude unusual or non-recurring charges and gains.  The Company is also required to maintain a consolidated leverage ratio of consolidated funded debt to Consolidated EBITDA.  Consolidated funded debt, as defined in the Credit Agreement, includes all long and short-term debt, capital lease obligations and any trade letters of credit that are outstanding.  Finally, the Company is required to maintain a consolidated net worth that exceeds a minimum net worth calculation.  Consolidated net worth is defined as the total stockholders’ equity as reported adjusted for any cumulative translation adjustments and goodwill impairments.

As of October 3, 2010, the Company was in compliance with all covenants related to the Credit Agreement and had $265.3 million of unused and available credit under the Credit Agreement and $34.7 million of stand-by letters of credit outstanding on the Credit Agreement. There were no borrowings under the Credit Agreement at October 3, 2010.

On May 17, 2010, the Company repaid its $50.0 million principal obligations under the 4.87% senior notes upon their maturity.

The Company is a party to several note agreements as further detailed in Note 11 of Notes to Consolidated Financial Statements of the Annual Report on Form 10-K for the year ended December 31, 2009.  These note agreements require the Company to maintain a fixed charge coverage ratio of consolidated EBITDA plus consolidated rent expense during the period to consolidated fixed charges.  Consolidated fixed charges are the sum of consolidated interest expense for the period and consolidated rent expense.  As of October 3, 2010, the Company was in compliance with all covenants regarding these note agreements.

10. Contingencies and Environmental Remediation

As disclosed in Part I, Item 1, “Product Liability, Environmental and Other Litigation Matters” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, and Part II, Item 1, “Legal Proceedings” of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2010, the Company is a party to certain litigation, has conducted an investigation regarding information that employees of CWV made payments to employees of state-owned agencies and whether such payments may violate the Foreign Corrupt Practices Act (FCPA), and the Company is engaged in certain environmental remediation.  There have been no material developments with respect to its contingencies and environmental remediation proceedings during the first nine months ended October 3, 2010 except as discussed in the Company’s Form 10-Q for the quarter ended April 4, 2010 regarding the FCPA investigation.

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

The components of net periodic benefit cost are as follows:

	Third Quarter Ended
	October 3, 2010	September 27, 2009
	(in millions)
Service cost—benefits earned	$1.1	$1.1
Interest costs on benefits obligation	1.4	1.3
Expected return on assets	(1.5)	(1.0)
Prior service costs and net actuarial loss amortization	0.7	0.8
Net periodic benefit cost	$1.7	$2.2

	Nine Months Ended
	October 3, 2010	September 27, 2009
	(in millions)
Service cost—benefits earned	$3.3	$3.3
Interest costs on benefits obligation	4.2	3.9
Expected return on assets	(4.5)	(3.0)
Prior service costs and net actuarial loss amortization	2.0	2.4
Net periodic benefit cost	$5.0	$6.6

The information related to the Company’s pension funds cash flow is as follows:

	Nine Months Ended
	October 3, 2010	September 27, 2009
	(in millions)

Employer contributions	$7.7	$4.8

The Company expects to contribute approximately $2.6 million for the remainder of 2010.

12. Acquisitions

On April 13, 2010, a wholly owned subsidiary of the Company acquired 100% of the outstanding stock of BRAE located in Oakboro, North Carolina for up to $5.3 million, net of cash acquired.  Of the total purchase price, $0.5 million was paid at closing and the remaining $4.8 million is contingent upon BRAE achieving a certain performance metric during the year ending December 31, 2014, and, to the extent achieved, is expected to be paid in cash in 2015. The Company recognized a liability of $1.9 million as an estimate of the acquisition date fair value of the contingent consideration, which is based on the net present value of $3.7 million and the weighted probability of achievement of the performance metric as of the date of the acquisition. Failure to meet the performance metric would reduce this liability to $0, while complete achievement would increase this liability to the full remaining purchase price of $4.8 million. Any change in the fair value of the acquisition-related contingent consideration subsequent to the acquisition date is recognized in earnings in the period the estimated fair value changes.  The preliminary excess fair value of the consideration transferred over the fair value of the net assets acquired of $2.7 million was allocated to goodwill. None of the goodwill is expected to be tax deductible.  BRAE is a provider of engineered rain water harvesting solutions and addresses the commercial, industrial and residential markets. BRAE had annual sales prior to the acquisition of approximately $2.0 million.

On June 28, 2010, a wholly owned subsidiary of the Company acquired 100% of the outstanding stock of Austroflex Rohr-Isoliersysteme GmbH (Austroflex) for approximately $33.7 million.  Austroflex is an Austrian-based manufacturer of pre-insulated flexible pipe systems for district heating, solar applications and under-floor radiant heating systems. The acquisition of Austroflex provides the Company with a full range of pre-insulated PEX tubing, pre-insulated solar tubes and under-floor heating insulation, distribution capability and positions the Company as a major supplier of pre-insulated pipe systems in Europe.  The Company completed a preliminary purchase price allocation that resulted in the recognition of $13.9 million of intangible assets and $14.7 million of goodwill. Intangible assets were based on preliminary fair value estimates and are comprised primarily of customer relationships with estimated useful lives of 8 years and trade names with indefinite lives. Goodwill is expected to be tax deductible up to a certain limit established under Austrian tax rules. Austroflex had annual sales prior to the acquisition of approximately $23.0 million.

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

We operate on a 52-week fiscal year ending on December 31.  Any nine months ended data contained in this quarterly report on Form 10-Q reflect the results of operations for the applicable 39-week period ended and any third quarter ended data reflect the results of operations for the applicable 13-week period ended. There were four additional working days in the nine months ended October 3, 2010 than there were in the nine months ended September 27, 2009.

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

Our business is reported in three geographic segments: North America, Europe and China. We distribute our products through three primary distribution channels: wholesale, do-it-yourself (DIY) and original equipment manufacturers (OEMs). Interest rates and credit availability have an indirect effect on the demand for our products due to the effect such rates have on the number of new residential and commercial construction starts and remodeling projects. All of these activities have an impact on our levels of sales and earnings. An additional factor that has had an effect on our sales and operating income is fluctuation in foreign currencies, as a portion of our sales and certain portions of our costs, assets and liabilities are denominated in currencies other than the U.S. dollar.

During the third quarter and first nine months of 2010, organic sales increased by 4.9% and 6.0%, respectively, over last year’s comparable periods, partially due to the additional working days in the first nine months of 2010 mentioned previously and partially due to increased sales volume.  Organic sales in the third quarter of 2010 increased in all three segments over the third quarter of 2009; North America by $7.6 million, or 4.1%, Europe by $6.9 million, or 5.9%, and China by $0.2 million, or 4.2%. We define organic sales growth as the increase or decrease in sales for the current period compared to the prior period, excluding the impact of the change in foreign currency exchange, and excluding sales in the: (1) current period from business and product line acquisitions that are included in our actual results of operations for less than twelve months, and (2) prior period from business and product line divestitures that are included in our actual results of operations for the twelve-month period prior to the divestiture.  Key drivers of the increase in sales are from our principal product lines, particularly plumbing and heating products and backflow preventers in North America, drain products in Europe, and to new product introductions. Despite these increases, we are experiencing a softening in our North American business partially due to destocking at our major retail customers due to the expiration of the first-time homebuyer tax credit. We are continuing to drive greater plant absorption in many of our facilities and, along with productivity initiatives through Lean and Six Sigma programs, continuing to improve incremental gross margin and operating margin performance.  The effects of foreign currency movements and the U.S. commercial marketplace partially offset these increases in organic sales.  Foreign currency movements, mainly related to the weakening of the euro against the U.S. dollar, negatively affected both our third quarter and first nine months diluted earnings by ($0.03) as compared to the comparable periods of 2009.  The U.S. commercial marketplace continues to be weak, and we do not expect improvement in this end market during the balance of 2010 and well into 2011.

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

We require substantial amounts of raw materials to produce our products, including bronze, brass, cast iron, steel and plastic, and substantially all of the raw materials we require are purchased from outside sources.  The commodity markets, particularly copper, have experienced significant volatility over the past several years.  Bronze and brass are copper-based alloys. The spot price of copper at October 3, 2010 was approximately 10.5% higher than the spot price at December 31, 2009 and approximately 24.4% higher than the spot price at July 7, 2010. We typically carry several months of inventory on-hand primarily due to the significant extent of our international sourcing.

Historically, we have faced a risk relating to our ability to deal effectively with increases in raw material costs. We manage this risk by monitoring related market prices, working with our suppliers to achieve the maximum level of stability in their costs and related pricing, seeking alternative supply sources when necessary, purchasing forward commitments for raw materials, when available, implementing cost reduction programs and passing increases in costs to our customers.

Another risk we face in all areas of our business is competition. We consider brand preference, engineering specifications, code requirements, price, technological expertise, delivery times and breadth of product offerings to be the primary competitive factors. As mentioned previously, we believe that the product development, product testing capability and investment in plant and equipment needed to manufacture products in compliance with code requirements represent a barrier to entry for competitors. We are committed to maintaining our capital equipment at a level consistent with current technologies, and thus we expect to spend approximately $4.0 to $7.0 million during the remainder of 2010.

In 2009, our Board of Directors approved the sale of our Watts Valve (Changsha) Co., Ltd. (CWV) subsidiary. We also liquidated our TEAM Precision Pipework, Ltd. (TEAM) subsidiary through an administration process under United Kingdom law, as more fully described in Note 3 of Notes to Consolidated Financial Statements. We classified CWV’s and TEAM’s results of operations and any related losses as discontinued operations for all periods presented in this report.

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

In September 2010, our Board of Directors approved a restructuring program with respect to certain operating facilities in the United States. The restructuring program includes the shutdown of two manufacturing facilities in North Carolina. Operations at these facilities will be consolidated into our manufacturing facilities in New Hampshire, Missouri and other locations. The program is expected to include pre-tax charges totaling approximately $4.9 million, including costs for severance, shutdown costs and equipment write-downs. Additionally, we are expecting training and pre-production set-up costs of approximately $2.0 million. The total net after-tax charge for this restructuring program is expected to be approximately $4.1 million (including $0.4 million in non-cash charges), with costs being incurred through 2011. We expect to spend approximately $1.2 million in capital expenditures to consolidate operations. Annual cash savings, net of tax, are estimated to be approximately $1.6 million, which we expect to fully realize by the second half of 2012. The restructuring program is expected to be completed by the end of the third quarter of 2011.

Acquisitions

During the nine months ended October 3, 2010, we made two acquisitions with an estimated aggregate purchase price of $36.1 million, including the estimated fair value of contingent consideration. We also made a payment of approximately $0.5 million on an earn-out of a previously acquired company.

On April 13, 2010, we acquired 100% of the outstanding stock of Blue Ridge Atlantic Enterprises, Inc. (BRAE) located in Oakboro, North Carolina.  BRAE is a provider of engineered rain water harvesting solutions and addresses the commercial, industrial and residential markets. BRAE had annual sales prior to the acquisition of approximately $2.0 million.

On June 28, 2010, we acquired all of the outstanding stock of Austroflex Rohr-Isoliersysteme GmbH (Austroflex).  Austroflex is an Austrian-based manufacturer of pre-insulated flexible pipe systems for district heating, solar applications and under-floor radiant heating systems. The acquisition of Austroflex provides us with a full range of pre-insulated PEX tubing, pre-insulated solar tubes and under-floor heating insulation, distribution capability and positions us as a major supplier of pre-insulated pipe systems in Europe.  Austroflex had annual sales prior to the acquisition of approximately $23.0 million.

The results of operations for BRAE are included in our North America segment and the results of operations of Austroflex are included in our Europe segment since their respective acquisition dates and were not material to our consolidated financial statements.

Results of Operations

Third Quarter Ended October 3, 2010 Compared to Third Quarter Ended September 27, 2009

Net Sales.  Our business is reported in three geographic segments: North America, Europe and China. Our net sales in each of these segments for each of the third quarters of 2010 and 2009 were as follows:

	Third Quarter Ended October 3, 2010		Third Quarter Ended September 27, 2009			% Change to Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales
	(dollars in millions)
North America	$191.8	61.0%	$182.6	60.1%	$9.2	3.0%
Europe	117.8	37.4	116.4	38.3	1.4	0.5
China	5.0	1.6	4.8	1.6	0.2	0.1
Total	$314.6	100%	$303.8	100%	$10.8	3.6%

The increase (decrease) in net sales in each of the three geographic segments is attributable to the following:

					Change As a % of Consolidated Net Sales				Change As a % of Segment Net Sales
	North America	Europe	China	Total	North America	Europe	China	Total	North America	Europe	China
	(dollars in millions)
Organic	$7.6	$6.9	$0.2	$14.7	2.5%	2.3%	0.1%	4.9%	4.1%	5.9%	4.2%
Foreign exchange	1.1	(11.4)	—	(10.3)	0.3	(3.7)	—	(3.4)	0.6	(9.8)	—
Acquired	0.5	5.9	—	6.4	0.2	1.9	—	2.1	0.3	5.1	—
Total	$9.2	$1.4	$0.2	$10.8	3.0%	0.5%	0.1%	3.6%	5.0%	1.2%	4.2%

Organic net sales in the North American wholesale market in the third quarter of 2010 increased by 7.1% compared to the third quarter of 2009. This increase was primarily due to increased unit sales of our plumbing and heating and backflow product lines. Organic sales into the North American DIY market in the third quarter of 2010 decreased 5.4% compared to the third quarter of 2009, primarily from decreased product sales volume associated with customer destocking.

Organic net sales in the European wholesale market increased by 2.3% compared to the third quarter of 2009. This increase was primarily due to strong sales in our drain product lines partially offset by a weak Italian wholesale market.  Organic sales into the European OEM market in the third quarter of 2010 increased 12.9% compared to the third quarter of 2009, primarily from increased sales in the German OEM market. Organic sales into the European DIY market in the third quarter of 2010 decreased 4.3% compared to the third quarter of 2009, due primarily to lower customer restocking after the summer holidays.

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

Acquired net sales growth in Europe and North America was due to the inclusion of Austroflex and BRAE, respectively.

Gross Profit. Gross profit and gross profit as a percent of net sales (gross margin) for the third quarter of 2010 and 2009 were as follows:

	Third Quarter Ended
	October 3, 2010	September 27, 2009
	(dollars in millions)
Gross profit	$113.8	$109.4
Gross margin	36.2%	36.0%

Gross margin increased 0.2 percentage points in the third quarter of 2010 compared to the third quarter of 2009. Europe’s improved gross margin was due to a better product mix, with the discontinuance of various low-margin products, increased sales volumes and better absorption at the factories partially offset by inefficiencies from our restructuring program in France.  North America’s gross margin improved marginally primarily attributable to increased sales volumes, better absorption at the factories and productivity gains from our Lean and Six Sigma cost savings initiatives, partially offset by increased raw materials costs and inefficiencies due to manufacturing relocation.

Selling, General and Administrative Expenses.  Selling, General and Administrative, or SG&A, expenses for the third quarter of 2010 increased $0.5 million, or 0.6%, compared to the third quarter of 2009.  The increase in SG&A expenses was attributable to the following:

	(in millions)	% Change

Organic	$1.3	1.6%
Foreign exchange	(2.4)	(3.0)
Acquired	1.6	2.0
Total	$0.5	0.6%

The organic increase in SG&A expenses was primarily due to increased personnel-related costs and increased variable selling expenses due to higher sales volumes offset by lower product liability costs and lower legal costs.  The decrease in SG&A expenses from foreign exchange was primarily due to the depreciation of the euro against the U.S. dollar.  The increase in SG&A from acquisitions is primarily from Austroflex. Total SG&A expenses, as a percentage of sales, were 25.2% in the third quarter of 2010 compared to 25.9% in the third quarter of 2009.

Restructuring and Other Charges. In the third quarter of 2010, we recorded a charge of $3.0 million primarily for severance and other costs incurred as part of our 2010 restructuring programs, as compared to $6.3 million for the third quarter of 2009.  For a more detailed description of our current restructuring plans, see Note 5 of Notes to Consolidated Financial Statements.

Operating Income.  Operating income (loss) by geographic segment for the third quarters of 2010 and 2009 were as follows:

	Third Quarter Ended			% Change to Consolidated
	October 3, 2010	September 27, 2009	Change	Operating Income
	(dollars in millions)

North America	$25.6	$22.3	$3.3	13.6%
Europe	15.0	14.9	0.1	0.4
China	(0.9)	(4.5)	3.6	14.8
Corporate	(8.2)	(8.4)	0.2	0.8
Total	$31.5	$24.3	$7.2	29.6%

The increase (decrease) in operating income (loss) is attributable to the following:

						Change					Change
						As a % of Consolidated Operating Income					As a % of Segment Operating Income
	North America	Europe	China	Corp.	Total	North America	Europe	China	Corp.	Total	North America	Europe	China	Corp.
	(dollars in millions)
Organic	$4.6	$2.5	$(1.6)	$0.2	$5.7	18.9%	10.4%	(6.6)%	0.8%	23.5%	20.6%	16.8%	(35.6)	2.4%
Foreign exchange	0.2	(1.4)	—	—	(1.2)	0.8	(5.8)	—	—	(5.0)	0.9	(9.4)	—	—
Acquired	(0.2)	(0.4)	—	—	(0.6)	(0.8)	(1.7)	—	—	(2.5)	(0.9)	(2.7)	—
Restructuring/other	(1.3)	(0.6)	5.2	—	3.3	(5.3)	(2.5)	21.4	—	13.6	(5.8)	(4.0)	115.6	—
Total	3.3	$0.1	$3.6	$0.2	$7.2	13.6%	0.4%	14.8%	0.8%	29.6%	14.8%	0.7%	80.0%	2.4%

The increase in consolidated organic operating income was due primarily to increased unit volume sales and stronger gross margins in North America and Europe, partially offset by decreased gross margins in China. The North America organic operating income increase was primarily due to decreased SG&A expenses. Europe’s organic operating income increase was primarily due to increased gross margins. Acquired operating losses primarily result from acquisition accounting.

Interest Expense.  Interest expense increased $0.6 million, or 10.9%, for the third quarter of 2010 as compared to the third quarter of 2009, primarily due the expense related to the senior notes of $75.0 million in principal amount at 5.05%, issued on June 18, 2010.

Income Taxes.  Our effective rate for continuing operations decreased to 33.7% in the third quarter of 2010, from 40.8% for the third quarter of 2009.  In the third quarter of 2009, we had a significant write-down of assets at one of our Chinese facilities on which we derived no tax benefit.  This did not recur in the third quarter of 2010. This is partially offset by higher European taxes due to mix of income.

Net Income From Continuing Operations.  Net income from continuing operations for the third quarter of 2010 was $17.3 million, or $0.46 per common share, compared to $11.6 million, or $0.31 per common share, for the third quarter of 2009. Results for the third quarter of 2010 include an after-tax charge of $2.3 million, or $0.06 per common share, for restructuring and other charges related primarily to severance and other costs compared to an after-tax restructuring and other charge of $5.8 million, or $0.16 per common share, for the third quarter of 2009. The depreciation of the euro against the U.S. dollar resulted in a negative impact on our operations of $0.03 per common share for the third quarter of 2010 compared to the comparable period in 2009. We cannot predict whether the euro, Canadian dollar or Chinese yuan will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net income.

Loss From Discontinued Operations.  The loss from discontinued operations for the third quarter of 2009 was primarily attributable to the write down of net assets of CWV.  These costs are more fully described in Note 3 of Notes to Consolidated Financial Statements.

Nine Months Ended October 3, 2010 Compared to Nine Months Ended September 27, 2009

Net Sales.  Our net sales in each of these segments for each of the first nine months of 2010 and 2009 were as follows:

	Nine Months Ended October 3, 2010		Nine Months Ended September 27, 2009			% Change to Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales
	(dollars in millions)
North America	$596.6	62.3%	$554.5	61.4%	$42.1	4.7%
Europe	346.4	36.2	333.7	37.0	12.7	1.4
China	14.9	1.5	14.5	1.6	0.4	—
Total	$957.9	100%	$902.7	100%	$55.2	6.1%

The increase (decrease) in net sales in each of the three geographic segments is attributable to the following:

					Change As a % of Consolidated Net Sales				Change As a % of Segment Net Sales
	North America	Europe	China	Total	North America	Europe	China	Total	North America	Europe	China
	(dollars in millions)
Organic	$35.0	$19.2	$0.4	$54.6	3.9%	2.1%	—%	6.0%	6.3%	5.7%	2.8%
Foreign exchange	6.2	(12.4)	—	(6.2)	0.7	(1.4)	—	(0.7)	1.1	(3.7)	—
Acquired	0.9	5.9	—	6.8	0.1	0.7	—	0.8	0.2	1.8	—
Total	$42.1	$12.7	$0.4	$55.2	4.7%	1.4%	—%	6.1%	7.6%	3.8%	2.8%

There were four additional working days in the nine months ended October 3, 2010 than there were in the nine months ended September 27, 2009.

Organic net sales into the North American wholesale market in the first nine months of 2010 increased by 6.7% compared to the first nine months of 2009. This increase was primarily due to increased unit sales of our plumbing and heating, backflow and gas connector product lines. Organic sales into the North American DIY market in the first nine months of 2010 increased 4.9% compared to the first nine months of 2009, primarily from increased product sales volume associated with repair and remodeling activity, new product introductions and from customer restocking earlier in the year, partially offset by price concessions.

Organic net sales increased in the European wholesale market by 6.4% compared to the first nine months of 2009. This increase was primarily due to a stronger repair and remodeling market, strong sales in our drains product line and higher export sales.  Organic sales into the European OEM market in the first nine months of 2010 increased 6.3% compared to the first nine months of 2009, primarily from increased sales of water heating product lines. Organic sales into the European DIY market in the first nine months of 2010 increased 5.1% compared to the first nine months of 2009, primarily from initial new store sales to a major retail customer.

The decrease in net sales due to foreign exchange was primarily due to the depreciation of the euro, partially offset by the appreciation of the Canadian dollar, against the U.S. dollar. We cannot predict whether these currencies will continue to appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

Acquired net sales growth in Europe and North America was due to the inclusion of Austroflex and BRAE, respectively.

Gross Profit. Gross profit and gross margin for the first nine months of 2010 and 2009 were as follows:

	Nine Months Ended
	October 3, 2010	September 27, 2009
	(dollars in millions)
Gross profit	$352.0	$315.6
Gross margin	36.7%	35.0%

Gross margin increased 1.7 percentage points in the first nine months of 2010 compared to the first nine months of 2009. Gross profit included a charge of $1.3 million in 2010 for accelerated depreciation related to production facilities in France that are part of our restructuring program. North America’s improved gross margin was primarily attributable to increased sales volumes, better absorption at the factories and productivity gains from our Lean and Six Sigma cost savings initiatives, partially offset by increased raw materials costs.  Europe’s improved gross margin was primarily attributable to increased sales volumes, better absorption at the factories and better product mix, partially offset by new customer credits and inefficiencies from the restructuring program.

Selling, General and Administrative Expenses.  SG&A expenses for the first nine months of 2010 increased $13.7 million, or 5.7%, compared to the first nine months of 2009.  The increase in SG&A expenses was attributable to the following:

	(in millions)	% Change

Organic	$13.3	5.6%
Foreign exchange	(1.4)	(0.6)
Acquired	1.8	0.7
Total	$13.7	5.7%

The organic increase in SG&A expenses was primarily due to increased personnel-related costs, legal costs and increased variable selling expenses due to higher sales volumes.  The decrease in SG&A expenses from foreign exchange was primarily due to the depreciation of the euro dollar against the U.S. dollar.  Total SG&A expenses, as a percentage of sales, were 26.3% in the first nine months of 2010 compared to 26.4% in the first nine months of 2009.

Restructuring and Other Charges. In the first nine months of 2010, we recorded a charge of $8.8 million primarily for severance and other costs incurred as part of our previously announced restructuring programs, as compared to $8.6 million for the first nine months of 2009.  For a more detailed description of our current restructuring plans, see Note 5 of Notes to Consolidated Financial Statements.

Operating Income.  Operating income (loss) by geographic segment for the first nine months of 2010 and 2009 was as follows:

	Nine Months Ended			% Change to Consolidated
	October 3, 2010	September 27, 2009	Change	Operating Income
	(dollars in millions)

North America	$82.2	$55.9	$26.3	38.5%
Europe	37.2	36.8	0.4	0.6
China	(1.2)	(3.7)	2.5	3.6
Corporate	(27.4)	(20.7)	(6.7)	(9.8)
Total	$90.8	$68.3	$22.5	32.9%

The increase (decrease) in operating income (loss) is attributable to the following:

						Change					Change
						As a % of Consolidated Operating Income					As a % of Segment Operating Income
	North America	Europe	China	Corp.	Total	North America	Europe	China	Corp.	Total	North America	Europe	China	Corp.
	(dollars in millions)
Organic	$26.7	$8.0	$(2.6)	$(6.7)	$25.4	39.1%	11.7%	(3.9)%	(9.8)%	37.1%	47.7%	21.7%	(70.2)%	(32.4)%
Foreign exchange	1.3	(2.0)	—	—	(0.7)	1.9	(2.9)	—	—	(1.0)	2.3	(5.4)	—	—
Acquired	(0.3)	(0.4)	—	—	(0.7)	(0.4)	(0.6)	—	—	(1.0)	(0.5)	(1.1)
Restructuring/other	(1.4)	(5.2)	5.1	—	(1.5)	(2.1)	(7.6)	7.5	—	(2.2)	(2.5)	(14.1)	137.8	—
Total	$26.3	$0.4	$2.5	$(6.7)	$22.5	38.5%	0.6%	3.6%	(9.8)%	32.9%	47.0%	1.1%	67.6%	(32.4)%

The increase in consolidated organic operating income was due primarily to increased unit volume sales and stronger gross margins, partially offset by increased SG&A expenses. The North America margin increase was primarily due to increased sales volumes, better factory absorption levels and the impact of cost savings initiatives. Corporate costs increased due to higher legal costs primarily as a result of a favorable legal settlement in 2009.

Income Taxes.  Our effective rate for continuing operations decreased to 32.1% from 42.0% for the nine months ended October 3, 2010 and September 27, 2009, respectively.  The decrease was due to reversal of a valuation allowance in Europe recorded during the second quarter of 2010.  Also, in 2009 we had a significant write-down of assets at one of our Chinese facilities on which we derived no tax benefit.  Additionally, we recorded the reversal of previously recognized tax benefits in China in the first quarter of 2009.  These China items did not recur in 2010. This is partially offset by higher European taxes due to mix of income.

Net Income From Continuing Operations.  Net income from continuing operations for the first nine months of 2010 was $51.7 million, or $1.38 per common share, compared to $30.9 million, or $0.83 per common share, for the first nine months of 2009. Results for the first nine months of 2010 include an after-tax charge of $8.5 million, or $0.23 per common share, for restructuring and other charges related primarily to severance and accelerated depreciation compared to an after-tax restructuring and other charge of $11.3 million, or $0.31 per common share, for the first nine months of 2009. The release of the valuation allowance on net operating losses in Europe as noted above contributed a tax benefit of $0.08 per common share to the first nine months of 2010. The depreciation of the euro, partially offset by the appreciation of Canadian dollar against the U.S. dollar, resulted in a negative impact on our operations of $0.03 per common share for the first nine months of 2010 compared to the comparable period in 2009. We cannot predict whether the euro, Canadian dollar or Chinese yuan will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net income.

Loss From Discontinued Operations.  The loss from discontinued operations in the first nine months of 2010 was primarily attributable to legal costs related to the FCPA investigation. The loss from discontinued operations in the first nine months of 2009 was primarily attributable to the deconsolidation of TEAM and the write-down of net assets of CWV. These matters are more fully described in Note 3 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

We generated $75.3 million of cash from operating activities in the first nine months of 2010 as compared to $146.2 million of cash in the first nine months of 2009. Higher income from continuing operations in 2010 was offset by increased accounts receivable in all three segments.  This increase in accounts receivable was primarily due to an increase in and the timing of revenues. Additionally, our Europe segment increased its inventory due to our restructuring program in France and increased safety stock prior to a plant being moved. Commodity cost increases since last year have also caused our inventory dollars to increase as well.

We used $50.8 million of net cash from investing activities for the first nine months of 2010 primarily for purchases of Austroflex and capital equipment.  For the remainder of fiscal year 2010, we expect to invest approximately $4.0 to $7.0 million for manufacturing machinery and equipment as part of our ongoing commitment to improve our manufacturing capabilities. The Company elected to participate in a settlement offer from UBS, AG (UBS) for all of its outstanding auction rate securities (ARS) investments.  Under the terms of the settlement offer, the Company was issued rights by UBS entitling the holder to require UBS to purchase the underlying ARS at par value during the period from June 30, 2010, through July 2, 2012.  We elected to exercise this right and received $6.5 million from UBS in settlement of all outstanding ARS investments. In addition, during the nine months ended October 3, 2010, we invested in nine-month certificates of deposits totaling approximately $4.0 million.

We generated $10.4 million of net cash from financing activities for the first nine months of 2010, primarily from issuing $75.0 million, 10-year private placement notes in June, partially offset by the repayment of our $50.0 million private placement notes and $12.3 million of dividend payments.

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

The 2010 Note Purchase Agreement includes operational and financial covenants, with which we are required to comply, including, among others, maintenance of certain financial ratios and restrictions on additional indebtedness, liens and dispositions.  Events of defaults under the 2010 Note Purchase Agreement include failure to comply with the financial and operational covenants, as well as bankruptcy and other insolvency events.  If an event of default occurs and is continuing, then a majority of the note holders have the right to accelerate and require us to repay all the outstanding notes under the 2010 Note Purchase Agreement.  In limited circumstances, such acceleration is automatic. We will use the proceeds from the private placement for general corporate purposes. As of October 3, 2010 we were in compliance with all covenants related to the 2010 Note Purchase Agreement.

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

Under the Credit Agreement, we are required to satisfy and maintain specified financial ratios and other financial condition tests.  The financial ratios include a consolidated interest coverage ratio based on consolidated earnings before income taxes, interest expense, depreciation, and amortization (“Consolidated EBITDA”) to consolidated interest expense, as defined in the Credit Agreement.  Our Credit Agreement defines Consolidated EBITDA to exclude unusual or non-recurring charges and gains.  We are also required to maintain a consolidated leverage ratio of consolidated funded debt to Consolidated EBITDA.  Consolidated funded debt, as defined in the Credit Agreement, includes all long and short-term debt, capital lease obligations and any trade letters of credit that are outstanding.  Finally, we are required to maintain a consolidated net worth that exceeds a minimum net worth calculation.  Consolidated net worth is defined as the total stockholders’ equity as reported adjusted for any cumulative translation adjustments and goodwill impairments.

As of October 3, 2010, we were in compliance with all covenants related to the Credit Agreement and had $265.3 million of unused and available credit under the Credit Agreement and $34.7 million of stand-by letters of credit outstanding on the Credit Agreement. There were no borrowings under the Credit Agreement at October 3, 2010.

We maintain letters of credit that guarantee our performance or payment to third parties in accordance with specified terms and conditions. Amounts outstanding were approximately $35.0 million as of October 3, 2010 and $37.0 million as of December 31, 2009. Our letters of credit are primarily associated with insurance coverage and to a lesser extent foreign purchases and generally expire within one year of issuance. These instruments may exist or expire without being drawn down, therefore they do not necessarily represent future cash flow obligations.

We used $2.4 million of net cash from operating activities of discontinued operations in the first nine months of 2010 primarily due to payments to outside counsel in connection with the FCPA investigation.

We generated $5.1 million of net cash from investing activities of discontinued operations in the first nine months of 2010 primarily from cash received from the sale of CWV.

Working capital (defined as current assets less current liabilities) as of October 3, 2010 was $574.7 million compared to $489.8 million as of December 31, 2009. This increase was primarily due to the net cash received from the issuance and repayment of debt and increases in inventory and accounts receivable.  Cash and cash equivalents increased to $292.3 million as of October 3, 2010 compared to $258.2 million as of December 31, 2009 primarily due to the net cash received from the issuance and repayment of debt and from cash generated from higher earnings, partially offset by increased working capital and the acquisition of Austroflex. The ratio of current assets to current liabilities was 3.0 to 1 as of October 3, 2010 compared to 2.6 to 1 as of December 31, 2009.

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

A reconciliation of net cash provided by continuing operating activities to free cash flow is provided below:

	Nine Months Ended
	October 3, 2010	September 27, 2009
	(in millions)
Net cash provided by continuing operating activities	$75.3	$146.2
Less: additions to property, plant, and equipment	(18.4)	(15.4)
Plus: proceeds from the sale of property, plant, and equipment	1.2	0.4
Free cash inflow	$58.1	$131.2

Free cash inflow is lower in the first nine months of 2010 compared to the first nine months of 2009 primarily due to higher working capital requirements to support our sales growth along with increased safety stock supporting our restructuring efforts in Europe.

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

Application of Critical Accounting Policies and Key Estimates

The preparation of our consolidated financial statements in accordance with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported. A critical accounting estimate is an assumption about highly uncertain matters and could have a material effect on the consolidated financial statements if another, also reasonable, amount were used, or, a change in the estimate is reasonably likely from period to period. We base our assumptions on historical experience and on other estimates that we believe are reasonable under the circumstances. Actual results could differ significantly from these estimates.  There were no changes in accounting policies or significant changes in accounting estimates during the first nine months of 2010.

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

Intangible assets such as purchased technology are generally recorded in connection with a business acquisition. Values assigned to intangible assets are determined by an independent valuation firm based on our estimates and judgments regarding expectations of the success and life cycle of products and technology acquired. With the acquisition of BRAE in April 2010, we have determined we have eight reporting units in continuing operations, one of which has no goodwill.

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

The Orion reporting unit’s operating results are being hindered by the downturn in the commercial and institutional end markets in the U.S., where Orion sells a majority of its products.  Should Orion’s sales decline because the commercial marketplace deteriorates more than our current expectations, then the reporting unit’s goodwill may be at risk for impairment in the future. Orion’s goodwill balance as of October 3, 2010 was $24.6 million. As of October 25, 2009, our last impairment analysis date, the fair value of the Orion reporting unit exceeded the carrying value by 11%.

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

New Accounting Standards

In October 2009, the Financial Accounting Standards Board (FASB) issued an accounting standard update to improve disclosures related to fair value measurements.  This update requires new disclosures when significant transfers in and out of the various fair value levels occur.  This update requires a reconciliation for fair value measurements using significant unobservable inputs (level 3) be prepared on a gross basis, separately presenting information about purchases, sales, issuance and settlements.  In addition, this update amends current disclosure requirements for postretirement benefit plan assets.  This update is effective for interim and annual periods beginning after December 15, 2009, except for disclosures regarding level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Adoption of this standard will not have a material impact on our consolidated financial statements.

In October 2009, the FASB issued an accounting standard update to address accounting for multiple-deliverable arrangements, specifically addressing how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting.  This update established a hierarchy for determining the selling price of a deliverable.  This standard also expands disclosures relating to an entity’s multiple-deliverable revenue arrangements.  This update is effective prospectively for all arrangements entered into or materially modified in fiscal years beginning after June 15, 2010.  The adoption of this update will not have a material impact on our consolidated financial statements.

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

Our foreign subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials and are denominated in European currencies or the U.S. or Canadian dollar. We use foreign currency forward exchange contracts to manage the risk related to intercompany purchases that occur during the course of a year and certain open foreign currency denominated commitments to sell products to third parties. For the third quarter and first nine months of 2010, unrealized income recorded in other (income) expense for the change in the fair value of such contracts was $0.2 million and $0.7 million, respectively, of income.

We have historically had a low exposure on the cost of our debt to changes in interest rates. Information about our new and current long-term debt, including principal amounts and related interest rates, appears in Notes 4 and 9 of this report and in Note 11 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended October 3, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  In connection with these rules, we will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Part II.  OTHER INFORMATION

Item l.  Legal Proceedings

As disclosed in Part I, Item 1, “Business — Product Liability, Environmental and Other Litigation Matters” of our Annual Report on Form 10-K for the year ended December 31, 2009 and Part II, Item 1, “Legal Proceedings” of our Quarterly Report on Form 10-Q for the quarter ended April 4, 2010, we are a party to certain litigation and we are engaged in certain environmental remediation.  There have been no material developments with respect to these other contingencies and environmental remediation proceedings during the three months ended October 3, 2010.

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

The following table includes information with respect to shares of our Class A Common Stock withheld to satisfy withholding tax obligations during the three-month period ended October 3, 2010.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 5, 2010 – August 1, 2010	—	—	—	—
August 2, 2010 – August 29, 2010	18,420	$32.92	—	—
August 30, 2010 – October 3, 2010	—	—	—	—
Total	18,420	$32.92	—	—

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

WATTS WATER TECHNOLOGIES, INC.

Date: November 12, 2010	By:	/s/ Patrick S. O’Keefe
Patrick S. O’Keefe
Chief Executive Officer

Date: November 12, 2010	By:	/s/ William C. McCartney
William C. McCartney
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description

3.1	Restated Certificate of Incorporation, as amended (1)

3.2	Amended and Restated By-Laws (2)

10.1	Form of Restricted Stock Award Agreement for Non-Employee Directors under the Watts Water Technologies, Inc. 2004 Stock Incentive Plan (3)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*                                         Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at October 3, 2010 and December 31, 2009, (ii) Consolidated Statements of Operations for the Third Quarters Ended October 3, 2010 and September 27, 2009, (iii) Consolidated Statements of Operations for the Nine Months Ended October 3, 2010 and September 27, 2009, (iv) Consolidated Statements of Cash Flows for the Nine Months Ended October 3, 2010 and September 27, 2009, and (v) Notes to Consolidated Financial Statements.

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

(1)                    Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-11499) for the quarter ended July 3, 2005.

(2)                    Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-11499) dated July 12, 2010.

(3)                    Incorporated by reference to the Registrant’s Current Report on Form 10-Q (File No. 001-11499) for the quarter ended July 4, 2010.