Form 10-K
period 2010-12-31
WATTS WATER TECHNOLOGIES INC
filed 2011-03-01
CIK 795403

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of July 2, 2010, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $830,344,650 based on the closing sale price as reported on the New York Stock Exchange.

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 24, 2011
Class A Common Stock, $0.10 par value per share	30,112,753 shares
Class B Common Stock, $0.10 par value per share	6,953,680 shares

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on May 11, 2011, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

        Our "Water by Watts" strategy is to be the leading provider of water quality, water conservation, water safety and water flow control products for the residential and commercial markets in North America and Europe with a presence in Asia. Our primary objective is to grow earnings by increasing sales within existing markets, expanding into new markets, leveraging our distribution channels and customer base, making selected acquisitions, reducing manufacturing costs and advocating for the development and enforcement of industry standards.

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

        We are committed to reducing our manufacturing and operating costs through a combination of manufacturing in lower-cost countries, using Lean Six Sigma to drive continuous improvement across all key processes, and consolidating our diverse manufacturing operations in North America, Europe and Asia. We have a number of manufacturing facilities in lower-cost regions such as China, Bulgaria and Tunisia. In recent years, we have announced several global restructuring plans to reduce our manufacturing footprint in order to reduce our costs and to realize additional operating efficiencies. See Recent Developments in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more details.

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

Products

        We have a broad range of products in terms of design distinction, size and configuration. Our only product line that is greater than 10% of our total revenue is our water quality product line. In 2010, 2009 and 2008, water quality products accounted for approximately 15%, 14% and 17%, respectively, of our total sales. Our principal product lines include:

  •
  water quality products, including backflow preventers and check valves for preventing reverse flow within water lines and fire protection systems and point-of-use and point-of-entry water filtration and reverse osmosis systems for both commercial and residential applications;

  •
  a wide range of water pressure regulators for both commercial and residential applications;

  •
  drainage products for commercial, industrial, marine and residential applications;

  •
  water supply products for commercial and residential applications;

  •
  temperature and pressure relief valves for water heaters, boilers and associated systems;

  •
  thermostatic mixing valves for tempering water in commercial and residential applications;

  •
  systems for under-floor radiant applications and hydraulic pump groups for gas boiler manufacturers and renewable energy applications, including thermal control and solar and heat pump control packages; and

  •
  flexible stainless steel connectors for natural and liquid propane gas in commercial food service and residential applications.

Customers and Markets

        We sell our products to plumbing, heating and mechanical wholesale distributors, major DIY chains and OEMs.

        Wholesalers.    Approximately 64% and 65% of our sales in 2010 and 2009, respectively, were to wholesale distributors for commercial and residential applications. We rely on commissioned manufacturers' representatives, some of which maintain a consigned inventory of our products, to market our product lines. Additionally, various water quality products are sold to independent dealers throughout North America.

        DIY.    Approximately 16% of our sales in both 2010 and 2009 were to DIY customers. Our DIY customers demand less technical products, but are highly receptive to innovative designs and new product ideas.

        OEMs.    Approximately 20% and 19% of our sales in 2010 and 2009, respectively, were to OEMs. In North America, our typical OEM customers are water heater manufacturers, equipment manufacturers needing flow control devices and water systems manufacturers needing backflow preventers. Our sales to OEMs in Europe are primarily to boiler manufacturers and radiant systems manufacturers. Our sales to OEMs in China are primarily to boiler and bath manufacturers including manufacturers of faucet and shower products.

        In both 2010 and 2009, no customer accounted for more than 10% of our total net sales. Our top ten customers accounted for approximately $273.6 million, or 22%, of our total net sales in 2010 and $306.4 million, or 25%, of our total net sales in 2009. Thousands of other customers constituted the remaining 78% of our net sales in 2010 and 75% of our net sales in 2009.

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

Manufacturing

        We have integrated and automated manufacturing capabilities, including a bronze foundry, machining, plastic extrusion and injection molding and assembly operations. Our foundry operations include metal pouring systems, automatic core making, yellow brass forging and brass and bronze die-castings. Our machining operations feature computer-controlled machine tools, high-speed chucking machines with robotics and automatic screw machines for machining bronze, brass and steel components. We have invested heavily in recent years to expand our manufacturing capabilities to ensure the availability of the most efficient and productive equipment. We are committed to maintaining our manufacturing equipment at a level consistent with current technology in order to maintain high levels of quality and manufacturing efficiencies.

        Capital expenditures and depreciation for each of the last three years were as follows:

	Years Ended December 31,
	2010	2009	2008
	(in millions)
Capital expenditures	$24.6	$24.2	$26.2
Depreciation	$30.5	$33.7	$31.5

Raw Materials

        We require substantial amounts of raw materials to produce our products, including bronze, brass, cast iron, steel, plastic, and components used in products, and substantially all of the raw materials we require are purchased from outside sources. The commodity markets have experienced tremendous volatility over the past several years, particularly copper. The market prices of many commodities decreased during the latter half of 2008, but increased throughout 2009 and 2010. Bronze and brass are copper-based alloys. The spot price of copper increased approximately 33.2% from December 31, 2009 to December 31, 2010. The fact that we significantly source internationally means that several months of raw materials and work in process are moving through our business at any point in time. We are not able to predict whether commodity costs, including copper, will significantly increase or decrease in the future. If commodity costs continue to increase in the future and we are not able to reduce or eliminate the effect of the cost increases by reducing production costs or implementing price increases, our profit margins could decrease. If commodity costs were to decline, we may experience pressures from customers to reduce our selling prices. The timing of any price reductions and decreases in commodity costs may not align. As a result, our margins could be affected.

        With limited exceptions, we have multiple suppliers for our commodities or other raw materials. We believe our relationships with our key suppliers are good and that an interruption in supply from any supplier would not materially affect our ability to meet our immediate demands while another supplier is qualified. We regularly review our suppliers to evaluate their strengths. If a supplier is unable to meet our demands, we believe that our inventory of raw materials will allow for sufficient time to identify and obtain the necessary commodities and other raw materials from an alternate source. We believe that the nature of the commodities and other raw materials used in our business are such that multiple sources are generally available in the market.

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

New Product Development and Engineering

        We maintain our own product development staff, design teams, and testing laboratories in North America, Europe and China that work to enhance our existing products and develop new products. We maintain sophisticated product development and testing laboratories. Research and development costs included in selling, general, and administrative expense amounted to $18.6 million, $17.8 million and $17.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.

        Effective January 1, 2010, California and Vermont required all pipes, pipe and plumbing fittings and plumbing fixtures sold in those states that convey or dispense water for human consumption to contain virtually no lead content. On January 4, 2011, the federal government enacted a similar law that will take effect nationwide in January 2014. We have invested considerable resources over the past several years to develop lead-free versions of our plumbing products to comply with the new laws in California and Vermont, and we introduced our lead-free product offerings in California and Vermont in the fourth quarter of 2009.

        Complying with these new requirements on a nationwide basis will pose a significant challenge for us. The transition to comply with the expected requirements may cause our material costs to increase as suppliers of alternative lead-free metals are currently limited. We may not succeed in passing through these cost increases to our customers. We may also experience technical challenges in our manufacturing process in converting our present manufacturing operations to 100% lead-free products. In addition, we could have difficulty providing sufficient quantities of our lead-free compliant products to meet nationwide demand and we could be left with potentially obsolete traditional leaded product inventories if customers convert to lead-free offerings faster than anticipated.

Competition

        The domestic and international markets for water safety and flow control devices are intensely competitive and require us to compete against some companies possessing greater financial, marketing and other resources than ours. Due to the breadth of our product offerings, the number and identities of our competitors vary by product line and market. We consider quality, brand preference, delivery times, engineering specifications, plumbing code requirements, price, technological expertise and breadth of product offerings to be the primary competitive factors. We believe that new product development and product engineering are also important to success in the water industry and that our position in the industry is attributable in part to our ability to develop new and innovative products quickly and to adapt and enhance existing products. We continue to develop new and innovative products to enhance market position and are continuing to implement manufacturing and design programs to reduce costs. We cannot be certain that our efforts to develop new products will be successful or that our customers will accept our new products. Although we own certain patents and trademarks that we consider to be of importance, we do not believe that our business and competitiveness as a whole are dependent on any one of our patents or trademarks or on patent or trademark protection generally.

Backlog

        Backlog was approximately $84.2 million at February 18, 2011 and was approximately $86.6 million at February 12, 2010. We do not believe that our backlog at any point in time is indicative of future operating results and we expect our entire current backlog to be converted to sales in 2011.

Employees

        As of December 31, 2010, we employed approximately 5,400 people worldwide. None of our employees in North America or China are covered by collective bargaining agreements. In some European countries, our employees are subject to traditional national collective bargaining agreements. We believe that our employee relations are good.

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

Executive Officers and Directors

        Set forth below in alphabetical order are the names of our executive officers and directors, their respective ages and positions with our Company and a brief summary of their business experience for at least the past five years:

Executive Officers	Age	Position
J. Dennis Cawte	60	Group Managing Director, EMEA
David J. Coghlan	51	Chief Executive Officer, President and Director
Kenneth R. Lepage	40	General Counsel, Executive Vice President of Administration and Secretary
William C. McCartney	56	Chief Financial Officer and Treasurer
Non-Employee Directors
Robert L. Ayers(1)(3)	65	Director
Kennett F. Burnes(1)(3)	68	Director
Richard J. Cathcart(2)(3)	66	Director
Ralph E. Jackson Jr.(2)(3)	69	Director
Kenneth J. McAvoy(1)(3)	70	Director
John K. McGillicuddy(1)(3)	67	Chairman of the Board and Director
Gordon W. Moran(2)(3)	72	Director
Merilee Raines(1)(3)	55	Director

(1)
Member of the Audit Committee

(2)
Member of the Compensation Committee

(3)
Member of the Nominating and Corporate Governance Committee

        J. Dennis Cawte joined our Company in 2001 and was appointed Group Managing Director, EMEA. Prior to joining our Company, he was European President of PCC Valve and Controls, a division of Precision Castparts Corp., a manufacturer of components and castings to the aeronautical industry, from 1999 to 2001. He had also worked for approximately 20 years for Keystone Valve International, a manufacturer and distributor of industrial valves, where his most recent position was the Managing Director Northern Europe, Middle East, Africa and India.

        David J. Coghlan was appointed Chief Executive Officer, President and Director in January 2011. He previously served as our Chief Operating Officer from January 2010 to January 2011 and as President of North America and Asia from June 2008 to January 2010. Prior to joining our Company, Mr. Coghlan served as Vice President, Global Parts for Trane Inc., a global manufacturer of commercial and residential heating, ventilation and air conditioning equipment, from April 2004 through May 2008. He also held several management positions within the Climate Control Technologies segment of Ingersoll-Rand Company Limited, a manufacturer of transport temperature control units and refrigerated display merchandisers, from 1995 to December 2003. Before joining Ingersoll-Rand, Mr. Coghlan worked for several years with the management consulting firm of McKinsey & Co. in both the United Kingdom and United States.

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

        Robert L. Ayers has served as a director of our Company since October 2006. He was Senior Vice President of ITT Industries and President of ITT Industries' Fluid Technology from October 1999 until September 2005. Mr. Ayers continued to be employed by ITT Industries from September 2005 until his retirement in September 2006, during which time he focused on special projects for the company. Mr. Ayers joined ITT Industries in 1998 as President of ITT Industries' Industrial Pump Group. Before joining ITT Industries, he was President of Sulzer Industrial USA and Chief Executive Officer of Sulzer Bingham, a pump manufacturer. Mr. Ayers served as a director of T-3 Energy Services, Inc. from August 2007 to January 2011.

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

        Kenneth J. McAvoy has served as a director of our Company since 1994. He was Controller of our Company from 1981 to 1985 and Chief Financial Officer and Treasurer from 1986 to 1999. He also served as Vice President of Finance from 1984 to 1994; Executive Vice President of European Operations from 1994 to 1996; and Secretary from 1985 to 1999. He retired from our Company on December 31, 1999. Mr. McAvoy has decided not to stand for re-election at our 2011 annual meeting of stockholders.

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

        Gordon W. Moran has served as a director of our Company since 1990. He has been the Chairman of Hollingsworth & Vose Company, a paper manufacturer, since 1997, and served as its President and Chief Executive Officer from 1983 to 1998. Mr. Moran is not standing for re-election at our 2011 annual meeting of stockholders.

        Merilee Raines was elected as a member of our Board of Directors in February 2011. Ms. Raines has served as Chief Financial Officer of IDEXX Laboratories, Inc. since October 2003. Prior to becoming Chief Financial Officer, Ms. Raines held several management positions with IDEXX Laboratories, including Corporate Vice President of Finance, Vice President and Treasurer of Finance, Director of Finance, and Controller. IDEXX Laboratories develops, manufactures and distributes diagnostic and information technology products and services for pet and production animal health, water quality and milk safety, and human point-of-care diagnostics.

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

Contingencies

Foreign Corrupt Practices Act Investigation

        In 2009, we conducted an investigation into payments made by employees of Watts Valve Changsha Co., Ltd. (CWV), at that time an indirect wholly-owned subsidiary of the Company in China, to individuals associated with state-owned agencies that may violate the United States Foreign Corrupt Practices Act (FCPA). We voluntarily disclosed this matter to the Securities and Exchange Commission (SEC) and the Department of Justice (DOJ). We have engaged in negotiations with the staff of the SEC and DOJ to resolve potential violations of the FCPA relating to these payments. Those negotiations reached a stage at which we were able to estimate a probable pre-tax charge in connection with these matters of approximately $5.3 million, which amount includes estimated disgorgement of profits and interest. This has been reflected in our results for the year ended December 31, 2010. We have recorded this charge, net of tax, in discontinued operations as these potential violations pertained to CWV, which had been classified as discontinued operations in 2009. We sold CWV in January 2010. There is currently no definitive agreement with the SEC staff or DOJ for the resolution of this matter, including with respect to any disgorgement of profits, fines, penalties or interest payment, and any agreement will be subject to the approval by the Commissioners of the SEC and senior DOJ personnel. Therefore, there can be no assurance that our negotiations with the SEC staff and DOJ will result in a definitive agreement, and the amount of the loss upon final disposition of these matters may exceed our current estimate.

Environmental Remediation

        We have been named as a potentially responsible party with respect to a limited number of identified contaminated sites. The levels of contamination vary significantly from site to site as do the related levels of remediation efforts. Environmental liabilities are recorded based on the most probable cost, if known, or on the estimated minimum cost of remediation. We accrue estimated environmental liabilities based on assumptions, which are subject to a number of factors and uncertainties. Circumstances that can affect the reliability and precision of these estimates include identification of additional sites, environmental regulations, level of cleanup required, technologies available, number and financial condition of other contributors to remediation and the time period over which remediation may occur. We recognize that changes in estimates as new remediation requirements are defined or as new information becomes available.

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

Asbestos Litigation

        We are defending approximately 101 lawsuits in different jurisdictions, with the greatest number filed in Mississippi and California state courts, alleging injury or death as a result of exposure to asbestos. The complaints in these cases typically name a large number of defendants and do not identify any particular Watts products as a source of asbestos exposure. To date, we have obtained a dismissal in every case before it has reached trial because discovery has failed to yield evidence of substantial exposure to any Watts products. Based on the facts currently known to us, we do not believe that the ultimate outcome of these claims will have a material adverse effect on our liquidity, financial condition or results of operations.

Other Litigation

        Other lawsuits and proceedings or claims, arising from the ordinary course of operations, are also pending or threatened against us. Based on the facts currently known to us, we do not believe that the ultimate outcome of these other litigation matters will have a material adverse effect on our liquidity, financial condition or results of operations.

Item 1A.    RISK FACTORS.

Current economic cycles, particularly those involving reduced levels of commercial and residential starts and remodeling, may continue to have an adverse effect on our revenues and operating results.

        We have experienced and expect to continue to experience fluctuations in revenues and operating results due to economic and business cycles. The businesses of most of our customers, particularly plumbing and heating wholesalers and home improvement retailers, are cyclical. Therefore, the level of our business activity has been cyclical, fluctuating with economic cycles. The recent economic downturn may also affect the financial stability of our customers, which could affect their ability to pay amounts owed to their vendors, including us. We also believe our level of business activity is influenced by commercial and residential starts and renovation and remodeling, which are, in turn, heavily influenced by interest rates, consumer debt levels, changes in disposable income, employment growth and consumer confidence. The current credit market conditions may prevent commercial and residential builders or developers from obtaining the necessary capital to continue existing projects or to start new projects. This may result in the delay or cancellation of orders from our customers or potential customers and may adversely affect our revenues and our ability to manage inventory levels, collect customer receivables and maintain profitability. The current conditions in the housing and debt markets have caused a significant reduction in commercial and residential starts and renovation and remodeling. These conditions have adversely impacted our revenue and profit. If these conditions continue or worsen in the future, our revenues and profits could decrease and could result in a material adverse effect on our financial condition and results of operations.

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

        We require substantial amounts of raw materials, including bronze, brass, cast iron, steel and plastic, and substantially all of the raw materials we require are purchased from outside sources. The costs of raw materials may be subject to change due to, among other things, interruptions in production by suppliers and changes in exchange rates and worldwide price and demand levels. We typically do not enter into long-term supply agreements. Our inability to obtain supplies of raw materials for our products at favorable costs could have a material adverse effect on our business, financial condition or results of operations by decreasing our profit margins. The commodity markets have experienced tremendous volatility over the past several years, particularly copper. The market price of copper increased by 35.6% from January 1, 2010 to February 9, 2011. Should commodity costs continue to increase substantially, we may not be able to completely recover such costs, through selling price increases to our customers or other product cost reductions, which would have a negative effect on our financial results. Additionally, we continue to purchase increased levels of components and finished goods from international sources. In limited cases, these components or finished goods are single-sourced. The availability of components and finished goods from international sources could be adversely impacted by, among other things, interruptions in production by suppliers, suppliers' allocations to other purchasers and new laws or regulations.

Government regulations could limit or delay our ability to market or sell our products.

        In January 2011, the President of the United States signed the Reduction of Lead in Drinking Water Act, which will reduce the permissable weighted average lead content in faucets, fittings and valves intended for use in potable water applications from 8% to 0.25% nationwide beginning in January 2014. The new law is consistent with current legislation in California and Vermont that went into effect in January 2010. We introduced lead-free products for sale in California and Vermont and offer a large selection of lead-free compliant valves and fittings. Complying with these new requirements on a nationwide basis will pose a significant challenge for us. The transition to comply with the expected requirements may cause our material costs to increase as suppliers of alternative lead-free metals are currently limited. We may not succeed in passing through these cost increases to our customers. We may also experience technical challenges in our manufacturing process in converting our present manufacturing operations to 100% lead-free products. In addition, we could have difficulty providing sufficient quantities of our lead-free compliant products to meet nationwide demand and we could be left with potentially obsolete traditional leaded product inventories if customers convert to lead-free offerings faster than anticipated. These requirements could have a material effect on our financial condition and results of operation.

Implementation of our acquisition strategy may not be successful, which could affect our ability to increase our revenues or our profitability.

        One of our strategies is to increase our revenues and profitability and expand our business through acquisitions that will provide us with complementary products and increase market share for our existing product lines. We cannot be certain that we will be able to identify, acquire or profitably manage additional companies or successfully integrate such additional companies without substantial costs, delays or other problems. Also, companies acquired recently and in the future may not achieve revenues, profitability or cash flows that justify our investment in them. For example, in February 2011, we announced our intention to purchase Danfoss Socla (Socla) and certain related business assets. Socla is a manufacturer of a wide range of water protection valves and flow control solutions for the water market and the heating, ventilation and air conditioning market. The company is based in France and its products are distributed worldwide for municipal, industrial, commercial and residential use. If we consummate this acquisition, we expect to spend significant time and effort in integrating the Socla business and in identifying, completing and integrating other future acquisitions. We have faced increasing competition for acquisition candidates which have resulted in significant increases in the purchase prices of many acquisition candidates. This competition, and the resulting purchase price increases, may limit the number of acquisition opportunities available to us, possibly leading to a decrease in the rate of growth of our revenues and profitability. In addition, acquisitions may involve a number of risks, including, but not limited to:

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

        We have been and expect to continue to be subject to various product liability claims or other lawsuits, including, among others, that our products include inadequate or improper instructions for use or installation, or inadequate warnings concerning the effects of the failure of our products. If we do not have adequate insurance or contractual indemnification, damages from these claims would have to be paid from our assets and could have a material adverse effect on our results of operations, liquidity and financial condition. Like other manufacturers and distributors of products designed to control and regulate fluids and gases, we face an inherent risk of exposure to product liability claims and other lawsuits in the event that the use of our products results in personal injury, property damage or business interruption to our customers. Although we maintain strict quality controls and procedures, including the testing of raw materials and safety testing of selected finished products, we cannot be certain that our products will be completely free from defect. In addition, in certain cases, we rely on third-party manufacturers for our products or components of our products. Although we have product liability and general insurance coverage, we cannot be certain that this insurance coverage will continue to be available to us at a reasonable cost, or, if available, will be adequate to cover any such liabilities. For more information, see "Item 1. Business—Product Liability, Environmental and Other Litigation Matters."

Economic and other risks associated with international sales and operations could adversely affect our business and future operating results.

        Since we sell and manufacture our products worldwide, our business is subject to risks associated with doing business internationally. Our business and future operating results could be harmed by a variety of factors, including:

  •
  Unexpected geo-political events in foreign countries in which we operate could adversely affect manufacturing and our ability to fulfill customer orders. Currently, there is political and economic unrest in Tunisia where we operate a low-cost manufacturing facility. Although our manufacturing operation has not been materially affected to date, we can give no assurance that future operations will not be adversely affected by unforeseen political events in that country;

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

  •
  Foreign exchange rate fluctuations could also materially affect our reported results. A portion of our sales and certain portions of our costs, assets and liabilities are denominated in currencies other than U.S. dollars and the percentage of our revenues denominated in a particular currency may not match the percentage of our expenses denominated in that currency. Approximately 44.1% of our sales during the year ended December 31, 2010 were from sales outside of the U.S. compared to 45.1% for the year ended December 31, 2009. We cannot predict whether such currencies as the euro, Canadian dollar or Chinese yuan will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our reported results.

Our ability to achieve savings through our restructuring plans may be adversely affected by local regulations or factors beyond the control of management.

        We have implemented a number of restructuring plans, the most recent being the announced shutdown of two manufacturing facilities in North Carolina. Management's plans include a number of steps that we believe are necessary to reduce operating costs and increase efficiencies throughout our manufacturing, sales and distribution footprint. Although we have considered the impact of local regulations, negotiations with employee representatives, the timing of capital expenditures necessary to prepare facilities and the related costs associated with these activities, factors beyond the control of management may affect the timing and therefore affect when the savings will be achieved under the plans. Further, if we are not successful in completing the restructuring projects in the time frames contemplated or if additional issues arise during the projects that add costs or disrupt customer service, then our operating results could be negatively affected.

Future operating results could be negatively affected by the resolution of various uncertain tax positions and by potential changes to tax incentives

        In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Significant judgment is required in determining our worldwide provision for income taxes. We periodically assess our exposures related to our worldwide provision for income taxes and believe that we have appropriately accrued taxes for contingencies. Any reduction of these contingent liabilities or additional assessment would increase or decrease income, respectively, in the period such determination was made. Our income tax filings are regularly under audit by tax authorities and the final determination of tax audits could be materially different than that which is reflected in historical income tax provisions and accruals. As issues arise during tax audits we adjust our tax accrual accordingly. Additionally, we benefit from certain tax incentives offered by various jurisdictions. If we are unable to meet the requirements of such incentives, our inability to use these benefits could have a material negative effect on future earnings.

We are currently a decentralized company, which presents certain risks.

        We are currently a decentralized company, which sometimes places significant control and decision-making powers in the hands of local management. This presents various risks such as the risk of being slower to identify or react to problems affecting a key business. Additionally, implementing a company-wide initiative, such as adopting an integrated information system, are often more challenging and costly to implement.

The requirements to evaluate goodwill and indefinite-lived intangible assets for impairment may result in a write-off of all or a portion of our recorded amounts, which would negatively affect our operating results and financial condition.

        As of December 31, 2010, our balance sheet included goodwill and indefinite-lived intangible assets of $428.0 million and $46.6 million, respectively. In lieu of amortization, we are required to perform an annual impairment review of both goodwill and indefinite-lived intangible assets. In performing our annual reviews in 2010 and 2009, we recognized a non-cash pre-tax charge of approximately $1.4 million and $3.3 million, respectively, as an impairment of some of the indefinite-lived intangible assets. In performing our annual goodwill review in 2008, we recognized a non-cash pre-tax charge of approximately $22.0 million as an impairment of all the goodwill value related to one reporting unit. Although we have not experienced goodwill impairment in our remaining reporting units to date, there can be no assurances that future goodwill impairment will not occur. We perform our annual test for indications of goodwill and indefinite-lived intangible assets impairment in the fourth quarter of our fiscal year or sooner if indicators of impairment exist.

The loss or financial instability of a major customer could have an adverse effect on our results of operations.

        In 2010, our top ten customers accounted for approximately 22% of our total net sales with no one customer accounting for more than 10% of our total net sales. Our customers generally are not obligated to purchase any minimum volume of products from us and are able to terminate their relationships with us at any time. In addition, increases in the prices of our products could result in a reduction in orders for our customers. A significant reduction in orders from, or change in terms of contracts with, any significant customers could have a material adverse effect on our future results of operations. Furthermore, some of our major customers are facing financial challenges due to market declines and heavy debt levels; should these challenges become acute, our results could be materially adversely affected due to reduced orders and/or payment delays or defaults.

Certain indebtedness may limit our ability to pay dividends, incur additional debt and make acquisitions and other investments.

        Our revolving credit facility and other senior indebtedness contain operational and financial covenants that restrict our ability to make distributions to stockholders, incur additional debt and make acquisitions and other investments unless we satisfy certain financial tests and comply with various financial ratios. If we do not maintain compliance with these covenants, our creditors could declare a default under our revolving credit facility or senior notes and our indebtedness could be declared immediately due and payable. Our ability to comply with the provisions of our indebtedness may be affected by changes in economic or business conditions beyond our control. Further, one of our strategies is to increase our revenues and profitability and expand our business through acquisitions. We may require capital in excess of our available cash and the unused portion of our revolving credit facility to make large acquisitions, which we would generally obtain from access to the credit markets. There can be no assurance that if a large acquisition is identified that we would have access to sufficient capital to complete such acquisition. Given the current condition of the credit markets, should we require additional debt financing above our existing credit limit, we cannot be assured such financing would be available to us or available to us on reasonable economic terms.

We are negotiating with the SEC and DOJ with respect to potential violations of the Foreign Corrupt Practices Act, and the results of this negotiation could have a material adverse effect on our business prospects, operations, financial condition and cash flow.

        As previously disclosed, we conducted an investigation into payments made by employees of a former subsidiary of the Company in China to individuals associated with state-owned agencies that may violate the FCPA. We voluntarily disclosed this matter to the SEC and DOJ. We have engaged in negotiations with the staff of the SEC and DOJ to resolve potential violations of the FCPA relating to these payments. If violations are found, we may be subject to criminal and/or civil sanctions, including substantial fines. Negotiated dispositions of these types of violations also often result in an acknowledgement of wrongdoing by the entity and the appointment of a monitor on terms agreed upon with the DOJ and the SEC to review and monitor current and future business practices with the goal of assuring future FCPA compliance, which could cause us to incur significant costs. The amount of any fines or monetary penalties which could be assessed would depend on, among other factors, findings regarding the amount, timing, nature and scope of any improper payments, whether any such payments were authorized by or made with knowledge of Watts or its affiliates, the amount of gross pecuniary gain or loss involved, and the level of cooperation provided to the government authorities during the investigation. Any determination that we have violated the FCPA could result in sanctions that could have a material adverse effect on our business prospects, operations, financial condition and cash flow.

One of our stockholders can exercise substantial influence over our Company.

        Our Class B Common Stock entitles its holders to ten votes for each share and our Class A Common Stock entitles its holders to one vote per share. As of February 1, 2011, Timothy P. Horne beneficially owned approximately 19.0% of our outstanding shares of Class A Common Stock (assuming conversion of all shares of Class B Common Stock beneficially owned by Mr. Horne into Class A Common Stock) and approximately 99.3% of our outstanding shares of Class B Common Stock, which represents approximately 69.4% of the total outstanding voting power. As long as Mr. Horne controls shares representing at least a majority of the total voting power of our outstanding stock, Mr. Horne will be able to unilaterally determine the outcome of most stockholder votes, and other stockholders will not be able to affect the outcome of any such votes.

Conversion and sale of a significant number of shares of our Class B Common Stock could adversely affect the market price of our Class A Common Stock.

        As of February 1, 2011, there were outstanding 30,102,677 shares of our Class A Common Stock and 6,953,680 shares of our Class B Common Stock. Shares of our Class B Common Stock may be converted into Class A Common Stock at any time on a one for one basis. Under the terms of a registration rights agreement with respect to outstanding shares of our Class B Common Stock, the holders of our Class B Common Stock have rights with respect to the registration of the underlying Class A Common Stock. Under these registration rights, the holders of Class B Common Stock may require, on up to two occasions, that we register their shares for public resale. If we are eligible to use Form S-3 or a similar short-form registration statement, the holders of Class B Common Stock may require that we register their shares for public resale up to two times per year. If we elect to register any shares of Class A Common Stock for any public offering, the holders of Class B Common Stock are entitled to include shares of Class A Common Stock into which such shares of Class B Common Stock may be converted in such registration. However, we may reduce the number of shares proposed to be registered in view of market conditions. We will pay all expenses in connection with any registration, other than underwriting discounts and commissions. If all of the available registered shares are sold into the public market the trading price of our Class A Common Stock could decline.

Item 1B.    UNRESOLVED STAFF COMMENTS.

        None.

Item 2.    PROPERTIES.

        As of December 31, 2010, we maintained approximately 32 principal manufacturing, warehouse and distribution centers worldwide, including our corporate headquarters located in North Andover, Massachusetts. Additionally, we maintain numerous sales offices and other smaller manufacturing facilities and warehouses. The principal properties in each of our three geographic segments and their location, principal use and ownership status are set forth below:

North America:

Location	Principal Use	Owned/Leased
North Andover, MA	Corporate Headquarters	Owned
Burlington, ON, Canada	Manufacturing/Distribution	Owned
Chesnee, SC	Manufacturing	Owned
Dunnellon, FL	Warehouse	Owned
Export, PA	Manufacturing	Owned
Fort Myers, FL	Manufacturing	Owned
Franklin, NH	Manufacturing/Distribution	Owned
Kansas City, KS	Manufacturing	Owned
St. Pauls, NC	Manufacturing	Owned
San Antonio, TX	Warehouse	Owned
Spindale, NC	Manufacturing/Distribution	Owned
Calgary, AB, Canada	Distribution Center	Leased
Kansas City, MO	Manufacturing/Distribution	Leased
Peoria, AZ	Manufacturing/Distribution	Leased
Reno, NV	Distribution Center	Leased
Springfield, MO	Manufacturing/Distribution	Leased

Europe, Middle East and Africa:

Location	Principal Use	Owned/Leased
Eerbeek, Netherlands	European Headquarters/Manufacturing	Owned
Biassono, Italy	Manufacturing	Owned
Brescia, Italy	Manufacturing	Owned
Hautvillers, France	Manufacturing	Owned
Landau, Germany	Manufacturing	Owned
Plovdiv, Bulgaria	Manufacturing	Owned
Vildjberg, Denmark	Manufacturing	Owned
Gardolo, Italy	Manufacturing	Leased
Gödersdorf, Austria	Manufacturing	Leased
Monastir, Tunisia	Manufacturing	Leased
Rosières, France	Manufacturing	Leased
Sorgues, France	Manufacturing	Leased

China:

Location	Principal Use	Owned/Leased
Shanghai, China	Asian Headquarters	Leased
Ningbo, Beilun Port, China	Distribution Center	Leased
Ningbo, Beilun, China	Manufacturing	Owned
Taizhou, Yuhuan, China	Manufacturing	Owned

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

 PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        The following table sets forth the high and low sales prices of our Class A Common Stock on the New York Stock Exchange during 2010 and 2009 and cash dividends paid per share.

	2010			2009
	High	Low	Dividend	High	Low	Dividend
First Quarter	$32.85	$27.96	$0.11	$25.90	$15.76	$0.11
Second Quarter	36.55	28.12	0.11	22.49	19.30	0.11
Third Quarter	35.04	27.77	0.11	32.36	19.67	0.11
Fourth Quarter	37.12	32.53	0.11	32.38	28.15	0.11

        There is no established public trading market for our Class B Common Stock, which is held by members of the Horne family. The principal holders of such stock are subject to restrictions on transfer with respect to their shares. Each share of our Class B Common Stock (10 votes per share) is convertible into one share of Class A Common Stock (1 vote per share).

        On February 8, 2011, we declared a quarterly dividend of eleven cents ($0.11) per share on each outstanding share of Class A Common Stock and Class B Common Stock.

        Aggregate common stock dividend payments in 2010 were $16.4 million, which consisted of $13.3 million and $3.1 million for Class A shares and Class B shares, respectively. Aggregate common stock dividend payments in 2009 were $16.2 million, which consisted of $13.0 million and $3.2 million for Class A shares and Class B shares, respectively. While we presently intend to continue to pay cash dividends, the payment of future cash dividends depends upon the Board of Directors' assessment of our earnings, financial condition, capital requirements and other factors.

        The number of record holders of our Class A Common Stock as of February 18, 2011 was 170. The number of record holders of our Class B Common Stock as of February 18, 2011 was 6.

        We satisfy the minimum withholding tax obligation due upon the vesting of shares of restricted stock and the conversion of restricted stock units into shares of Class A Common Stock by automatically withholding from the shares being issued a number of shares with an aggregate fair market value on the date of such vesting or conversion that would satisfy the withholding amount due.

        We did not withhold any Class A Common Stock for withholding tax obligations during the quarter ended December 31, 2010.

        The following table includes information with respect to repurchases we made of our Class A Common Stock during the quarter ended December 31, 2010.

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
October 4, 2010 - October 31, 2010	—	—	—	553,615
November 1, 2010 - November 28, 2010	—	—	—	553,615
November 29, 2010 - December 31, 2010	—	—	—	553,615

Total	—	—	—	553,615

(1)
On November 9, 2007, we announced that our Board of Directors had authorized a stock repurchase program. Under the program, we may repurchase up to an aggregate of 3.0 million shares of our Class A Common Stock in open market purchases or in privately negotiated transactions. On October 28, 2008, we announced that we had suspended our stock repurchase program. As of December 31, 2008, we had repurchased 2.45 million shares of stock for a total cost of $68.1 million. We did not repurchase any shares of stock in 2010 or in 2009.

Performance Graph

        Set forth below is a line graph comparing the cumulative total shareholder return on our Class A Common Stock for the last five years with the cumulative return of companies on the Standard & Poor's 500 Stock Index and the Russell 2000 Index. We chose the Russell 2000 Index because it represents companies with a market capitalization similar to that of Watts. The graph assumes that the value of the investment in our Class A Common Stock and each index was $100 at December 31, 2005 and that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Watts Water Technologies, Inc., the S&P 500 Index
and the Russell 2000 Index

*
$100 invested on 12/31/05 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Cumulative Total Return

	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Watts Water Technologies, Inc	100.00	137.08	100.54	85.77	108.18	129.82
S & P 500	100.00	115.80	122.16	76.96	97.33	111.99
Russell 2000	100.00	118.37	116.51	77.15	98.11	124.46

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

FIVE-YEAR FINANCIAL SUMMARY

(Amounts in millions, except per share and cash dividend information)

	Year Ended 12/31/10(1)(6)	Year Ended 12/31/09(2)(6)	Year Ended 12/31/08(3)(6)	Year Ended 12/31/07(4)(6)	Year Ended 12/31/06(5)(6)
Statement of operations data:
Net sales	$1,274.6	$1,225.9	$1,431.4	$1,356.3	$1,211.3
Net income from continuing operations attributable to Watts Water Technologies, Inc.	63.1	41.0	45.2	75.7	74.6
Income (loss) from discontinued operations, net of taxes	(4.3)	(23.6)	1.4	1.7	(0.9)
Net income attributable to Watts Water Technologies, Inc.	58.8	17.4	46.6	77.4	73.7
DILUTED EPS
Income (loss) per share attributable to Watts Water Technologies, Inc.:
Continuing operations	1.69	1.10	1.23	1.94	2.22
Discontinued operations	(0.12)	(0.63)	0.04	0.04	(0.03)
NET INCOME	1.57	0.47	1.26	1.99	2.19
Cash dividends declared per common share	$0.44	$0.44	$0.44	$0.40	$0.36
Balance sheet data (at year end):
Total assets	$1,646.1	$1,599.2	$1,660.1	$1,729.3	$1,660.9
Long-term debt, net of current portion	$378.0	$304.0	$409.8	$432.2	$441.7

(1)
For the year ended December 31, 2010, net income includes the following net pre-tax costs: intangible impairments, severance costs, asset write-downs and other costs in North America of $0.2 million, $2.5 million, $1.2 million and $0.4 million respectively; intangible impairments, severance costs, asset write-downs and other costs in Europe of $1.2 million, $3.0 million, $1.8 million and $4.4 million respectively; severance costs and other costs in China of $0.2 million and $0.6 million respectively. Additionally, net income includes a tax charge of $1.5 million, or $0.04 per share, relating to the repatriation of earnings recognized upon our decision to dispose of a Chinese subsidiary. The after-tax cost of these items was $11.8 million.

(2)
For the year ended December 31, 2009, net income includes the following net pre-tax costs: intangible impairments, severance costs, asset write-downs and other costs in North America of $2.6 million, $1.4 million, $2.4 million and $0.4 million respectively; intangible impairments, severance costs, asset write-downs and other costs in Europe of $0.7 million, $5.2 million, $0.3 million and $0.4 million respectively; severance costs, asset write-downs and income from the gain on the sale of Tianjin Tanggu Watts Valve Co. Ltd. (TWT) in China of $1.3 million, $7.4 million, and $1.1 million respectively. Additionally, net income includes a tax charge of $3.9 million, or $0.11 per share, relating to previously realized tax benefits, which are expected to be recaptured as a result of our decision to restructure our operations in China. The after-tax cost of these items was $20.7 million.

(3)
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

(4)
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

(5)
For the year ended December 31, 2006, net income includes the following net pre-tax gain: gain on sales of buildings of $8.2 million, restructuring costs consisting primarily of European severance of $2.2 million and amortization of $0.4 million, other costs consisting of accelerated depreciation and severance in our former Chinese joint venture of $4.7 million and minority interest income of $1.5 million. The after-tax gain of these items was $1.5 million.

(6)
In September 2009, the Company's Board of Directors approved the sale of its investment in Watts Valve (Changsha) Co., Ltd. (CWV) and subsequently sold CWV in January 2010. Results from operation and estimated loss on disposal are included net of tax for CWV in discontinued operations for 2010, 2009, 2008, 2007 and 2006. In May 2009, the Company liquidated its TEAM Precision Pipework, Ltd. (TEAM) business. Results from operation and loss on disposal are included net of tax from the deconsolidation of TEAM in discontinued operations for 2010, 2009, 2008, 2007 and 2006. In September 1996, we divested our Municipal Water Group of businesses, which included Henry Pratt, James Jones Company and Edward Barber and Company Ltd. Costs and expenses related to the Municipal Water Group, for 2010, 2009, 2008, 2007 and 2006 relate to legal and settlement costs associated with the James Jones Litigation. Discontinued operating losses for 2010 includes an estimated settlement reserve in connection with the Foreign Corrupt Practices Act (FCPA) investigation at CWV (see Note 15) and in 2010 and 2009, includes legal costs associated with the FCPA investigation. Income (loss) for total discontinued operations, net of taxes, consists of ($4.3) million, ($23.6) million, $1.4 million, $1.7 million and ($0.9) million for the years ended December 31, 2010, 2009, 2008, 2007 and 2006, respectively.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

        We are a leading supplier of products for use in the water quality, water safety, water flow control and water conservation markets in both North America and Europe with a presence in Asia. For over 136 years, we have designed and manufactured products that promote the comfort and safety of people and the quality and conservation of water used in commercial and residential applications. We earn revenue and income almost exclusively from the sale of our products. Our principal product lines include:

  •
  water quality products, including backflow preventers and check valves for preventing reverse flow within water lines and fire protection systems and point-of-use and point-of-entry water filtration and reverse osmosis systems for both commercial and residential applications;

  •
  a wide range of water pressure regulators for both commercial and residential applications;

  •
  drainage products for commercial, industrial, marine and residential applications;

  •
  water supply products for commercial and residential applications;

  •
  temperature and pressure relief valves for water heaters, boilers and associated systems;

  •
  thermostatic mixing valves for tempering water in commercial and residential applications;

  •
  systems for under-floor radiant applications and hydraulic pump groups for gas boiler manufacturers and renewable energy applications, including thermal control and solar and heat pump control packages; and

  •
  flexible stainless steel connectors for natural and liquid propane gas in commercial food service and residential applications.

        Our business is reported in three geographic segments: North America, Europe and China. We distribute our products through three primary distribution channels: wholesale, do-it-yourself (DIY) and original equipment manufacturers (OEMs).

        We believe that the factors relating to our future growth include our ability to continue to make selective acquisitions, both in our core markets as well as in new complementary markets, regulatory requirements relating to the quality and conservation of water, safe use of water, increased demand for clean water, continued enforcement of plumbing and building codes and a healthy economic environment. We have completed 34 acquisitions since divesting our industrial and oil and gas business in 1999. Our acquisition strategy focuses on businesses that manufacture preferred brand name products that address our themes of water quality, water conservation, water safety and water flow control and related complementary markets. We target businesses that will provide us with one or more of the following: an entry into new markets, an increase in shelf space with existing customers, a new or improved technology or an expansion of the breadth of our water quality, water conservation, water safety and water flow control products for the commercial, industrial and residential markets.

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

        Despite a struggling commercial marketplace, low residential activity and some foreign exchange headwinds, we were able to grow sales organically by 4% and grow income from continuing operations by 54%. We define organic sales growth as the increase or decrease in sales for the current period compared to the prior period, excluding the impact of the change in foreign currency exchange, and excluding sales in the: (1) current period from business and product line acquisitions that are included in our actual results of operations for less than twelve months, and (2) prior period from business and product line divestitures that are included in our actual results of operations for the twelve-month period prior to the divestiture. We saw growth in the repair and remodeling markets throughout the year, we continued our restructuring programs to right size our manufacturing footprint and we sustained our continuous improvement initiatives to gain productivity in our operations.

        There were two major trends which affected our results during 2010. Stronger first half sales were partially offset by declines in the second half in the DIY market in North America and OEM market in Europe. We believe first half sales were enhanced by the anticipated expiration of the home buying credit in the U.S., some minor inventory restocking within the wholesale and retail channels, incremental lead-free compliant product sales in California and Vermont, which started in earnest in the fourth quarter of 2009, and stronger OEM and drain sales in Europe that resulted from heavier destocking by these customers in the fourth quarter of 2009. Sales grew organically by 7% as compared to the same period in 2009 in each of the first two quarters of 2010, whereas we experienced a 5% organic sales increase in the third quarter and a 1% decline in the fourth quarter.

        The second major trend we experienced in 2010 was increasing commodity costs, especially with copper-based materials. The spot price of copper increased by 33.2% from December 31, 2009 to December 31, 2010. Through productivity gains and some selective pricing, we were able to offset much of the commodity cost increase. As the year progressed, however, our gross margins were negatively affected, especially in certain European markets. We have announced plans to increase our pricing in 2011 to customers in most of our key markets in reaction to the increased commodity costs, and, a number of our competitors have also announced similar price increases. We are not able to determine whether our 2011 pricing initiatives will be successful in the marketplace.

        We continually review our business and implement restructuring plans as needed. We have recently announced plans in the U.S. and Europe which will shut down and consolidate certain of our operations. We expect that these announced programs will be completed by the end of 2011. Please see Note 4 of the Notes to Consolidated Financial Statements for a more detailed explanation of our restructuring activities.

        In March 2010, in connection with our manufacturing footprint consolidation, we closed the operations of Tianjin Watts Valve Company Ltd. (TWVC) and relocated its manufacturing to other facilities. On April 12, 2010, we signed a definitive equity transfer agreement with a third party to sell our equity ownership and remaining assets of TWVC. The sale is now expected to be finalized in the first quarter of 2011, subject to receiving all applicable government approvals. We expect to receive net proceeds of approximately $5.9 million from the sale, of which we have already received approximately $4.3 million in deposits. Also, at the time of closing, we anticipate recognizing a gain of approximately $11.0 million, or $0.29 per share, relating to a favorable tax adjustment and a favorable cumulative translation adjustment.

        In 2009, our Board of Directors approved the sale of our Watts Valve (Changsha) Co., Ltd. (CWV) subsidiary. We also liquidated our TEAM Precision Pipework, Ltd. (TEAM) subsidiary through an administration process under United Kingdom law, as more fully described in Note 3 of Notes to Consolidated Financial Statements. We classified CWV's and TEAM's results of operations and any related losses as discontinued operations for all periods presented in this report.

Acquisitions

        During 2010, we made two acquisitions with an estimated aggregate purchase price of $36.1 million, including the estimated fair value of contingent consideration. We also made a payment of approximately $0.5 million on an earn-out of a previously acquired company.

        On April 13, 2010, we acquired 100% of the outstanding stock of Blue Ridge Atlantic Enterprises, Inc. (BRAE) located in Oakboro, North Carolina. BRAE is a provider of engineered rain water harvesting solutions and addresses the commercial, industrial and residential markets. BRAE had annual sales prior to the acquisition of approximately $2.0 million.

        On June 28, 2010, we acquired all of the outstanding stock of Austroflex Rohr-Isoliersysteme GmbH (Austroflex). Austroflex is an Austrian-based manufacturer of pre-insulated flexible pipe systems for district heating, solar applications and under-floor radiant heating systems. The acquisition of Austroflex provides us with a full range of pre-insulated PEX tubing, pre-insulated solar tubes, under-floor heating insulation, and distribution capability and positions us as a major supplier of pre-insulated pipe systems in Europe. Austroflex had annual sales prior to the acquisition of approximately $23.0 million.

        The results of operations for BRAE are included in our North America segment and the results of operations of Austroflex are included in our Europe segment since their respective acquisition dates and were not material to our consolidated financial statements.

Recent Developments

        On February 9, 2011, we announced our intention to acquire Danfoss Socla and the related water control business of Danfoss A/S. This announcement was made in response to the public disclosure of related regulatory filings made with German merger control authorities. The proposed acquisition is subject to the signing of a definitive purchase agreement and is conditioned on the receipt of customary regulatory approvals. The proposed purchase price is expected to be in the range of €115 million to €120 million.

        On February 8, 2011, we declared a quarterly dividend of eleven cents ($0.11) per share on each outstanding share of Class A Common Stock and Class B Common Stock.

        On February 7, 2011, our Board of Directors elected Merilee Raines to serve as a member of our Board of Directors. Ms. Raines was also appointed by the Board to serve as a member of each of the Audit Committee and the Nominating and Corporate Governance Committee of the Board of Directors.

        On February 7, 2011, Kenneth J. McAvoy, one of our directors, informed the Board of his decision not to stand for re-election at our 2011 annual meeting of stockholders, which will be held on May 11, 2011. Mr. McAvoy advised the Board that his decision was made for personal reasons and was not the result of any dispute or disagreement with us on any matter relating to our operations, policies or practices. Mr. McAvoy currently serves as a member of each of the Audit Committee and the Nominating and Corporate Governance Committee.

        Our Corporate Governance Guidelines provide that no member of the Board shall be nominated by the Board to serve as a director after he has passed his 72nd birthday, unless the Board has voted to waive the mandatory retirement age of such person as a director. Gordon W. Moran, a member of our Board, has passed his 72nd birthday, and therefore Mr. Moran will also not stand for re-election at our 2011 annual meeting of stockholders.

        On January 26, 2011, Patrick S. O'Keefe resigned from his positions of Chief Executive Officer, President and Director. In connection with Mr. O'Keefe's resignation, we entered into a separation agreement with Mr. O'Keefe. Pursuant to the separation agreement, Mr. O'Keefe will continue employment with us from January 26, 2011 through August 3, 2011 and during this period he will receive the greater of either aggregate compensation of $100,000 or short-term disability benefits if his claim under our short-term disability plan is approved. Following the termination of Mr. O'Keefe's employment with us on August 3, 2011, Mr. O'Keefe will be entitled to receive the following payments and benefits: (i) a cash severance payment of approximately $2.9 million, equal to two years of Mr. O'Keefe's 2010 annual salary plus two years of bonus at Mr. O'Keefe's target bonus amount for 2010, payable 50% in an initial lump sum payment within ten days after August 3, 2011 and the balance in monthly installments over the following 24 months; (ii) accelerated vesting of all unvested stock options and restricted stock awards (effective February 3, 2011), and an extension in the time of exercise for the shorter of three years following Mr. O'Keefe's termination date or the original term of the option, such modification of his options and restricted stock awards will result in a non-cash charge of approximately $3.0 million; (iii) other ancillary costs for vacation, auto and professional fees which total approximately $0.1 million. Total pre-tax costs under the separation agreement are approximately $6.1 million and will be recorded in our consolidated statement of operations in the first quarter of 2011. In addition, in accordance with the provisions of our Management Stock Purchase Plan Mr. O'Keefe will be paid the unvested portion, including interest and accrued dividends, of his restricted stock units six months after his termination date. The total amount expected to be paid under the Management Stock Purchase Plan is approximately $1.5 million.

        On January 26, 2011, our Board of Directors appointed David J. Coghlan to serve as Chief Executive Officer, President and as a member of our Board of Directors.

        On January 4, 2011, the President of United States signed the Reduction of Lead in Drinking Water Act, which will reduce the permissable weighted average lead content in faucets, fittings and valves used in potable water applications from 8% to 0.25% nationwide effective in January 2014. The new law is consistent with current laws in California and Vermont that went into effect in January 2010.

Results of Operations

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

        Net Sales.    Our business is reported in three geographic segments: North America, Europe and China. Our net sales in each of these segments for the years ended December 31, 2010 and 2009 were as follows:

	Year Ended December 31, 2010		Year Ended December 31, 2009
						Change to Consolidated Net Sales
	Net Sales	% Sales	Net Sales	% Sales	Change
	(Dollars in millions)
North America	$785.5	61.6%	$738.5	60.2%	$47.0	3.8%
Europe	468.3	36.8	466.5	38.1	1.8	0.2
China	20.8	1.6	20.9	1.7	(0.1)	—

Total	$1,274.6	100.0%	$1,225.9	100.0%	$48.7	4.0%

        The change in net sales was attributable to the following:

					Change As a % of Consolidated Net Sales				Change As a % of Segment Net Sales
	North America	Europe	China	Total	North America	Europe	China	Total	North America	Europe	China
	(Dollars in millions)
Organic	$38.8	$11.7	$(0.2)	$50.3	3.2%	1.0%	—%	4.2%	5.3%	2.5%	(1.0)%
Foreign exchange	7.0	(20.5)	0.1	(13.4)	0.6	(1.7)	—	(1.1)	0.9	(4.4)	0.5
Acquisitions	1.2	10.6	—	11.8	—	0.9	—	0.9	0.2	2.3	—

Total	$47.0	$1.8	$(0.1)	$48.7	3.8%	0.2%	—%	4.0%	6.4%	0.4%	(0.5)%

        Organic net sales in 2010 into the North American wholesale market increased by 6.1% compared to 2009. This increase was primarily due to increased unit sales of our plumbing and heating and backflow product lines. Organic sales into the North American DIY market in 2010 increased 2.5% compared to 2009, primarily from increased product sales volume associated with repair and remodeling activity and new product introductions.

        Organic net sales increased in the European wholesale market by 5.3% compared to 2009. This increase was primarily due to a stronger repair and remodeling market, strong sales in our drain product line and higher sales into Eastern Europe. Organic sales into the European OEM market in 2010 were essentially flat with 2009 primarily due to increased sales in hydronic under-floor manifold packages offset by heat pump and solar packages whose lower sales were driven by renewable energy subsidies which had expired. Organic sales into the European DIY market in 2010 increased 6.4% compared to 2009, primarily from initial new store sales to a major retail customer.

        The net decrease in sales due to foreign exchange was primarily due to the depreciation of the euro, partially offset by the appreciation of the Canadian dollar against the U.S. dollar. We cannot predict whether these currencies will continue to appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

        Acquired net sales growth in Europe and North America was due to the inclusion of Austroflex and BRAE, respectively.

        Gross Profit.    Gross profit and gross profit as a percent of net sales (gross margin) for 2010 and 2009 were as follows:

	Year Ended December 31,
	2010	2009
	(Dollars in millions)
Gross profit	$464.9	$435.1
Gross margin	36.5%	35.5%

        Gross margin increased 1.0 percentage point in 2010 compared to 2009. North America's gross margin improvement was primarily attributable to increased sales volumes, better absorption at the factories and productivity gains from our Lean and Six Sigma cost savings initiatives, partially offset by increased raw materials costs and inefficiencies due to the relocation of manufacturing operations related to our restructuring program in the U.S. Europe's gross margin remained relatively flat as better product mix, with the discontinuance of various low-margin products, increased sales volumes and better absorption at the factories was offset by increased commodity costs and inefficiencies from our restructuring program in France.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses, or SG&A expenses, for 2010 increased $13.2 million, or 4.1%, compared to 2009. The increase in SG&A expenses was attributable to the following:

	(in millions)	% Change
Organic	$12.4	3.8%
Foreign exchange	(3.3)	(1.0)
Acquisitions	4.1	1.3

Total	$13.2	4.1%

        The organic increase in SG&A expenses was primarily due to increased personnel-related costs, due diligence and other acquisition costs, IT costs, including a new enterprise resource planning system (ERP system) and related licensing costs, legal costs and increased variable selling expenses due to higher sales volumes, partially offset by reduced product liability costs. The decrease in SG&A expenses from foreign exchange was primarily due to the depreciation of the euro against the U.S. dollar. Total SG&A expenses, as a percentage of sales, remained constant at 26.4% in each of 2010 and 2009.

        Restructuring and Other Charges.    In 2010, we recorded a charge of $12.6 million primarily for severance and other costs incurred as part of our previously announced restructuring programs, as compared to $16.1 million for 2009. Included in the 2009 restructuring and other charges was a $1.1 million gain from the 2008 disposition of Tianjin Tanggu Watts Valve Co. Ltd. (TWT). The gain was deferred until all legal and regulatory matters relating to the sale of TWT were resolved. For a more detailed description of our current restructuring plans, see Notes 4 and 5 of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

        Goodwill and Other Indefinite-Lived Intangible Asset Impairment Charges.    We recorded $1.4 million and $3.3 million in 2010 and 2009, respectively, for intangible impairment charges related to certain trademarks and technology. See Note 2 of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, for additional information regarding these impairments.

        Operating Income.    Operating income by geographic segment for 2010 and 2009 was as follows:

	Year Ended
				% Change to Consolidated Operating Income
	December 31, 2010	December 31, 2009	Change
	(Dollars in millions)
North America	$106.4	$78.6	$27.8	30.2%
Europe	43.7	51.0	(7.3)	(7.9)
China	(0.5)	(6.6)	6.1	6.6
Corporate	(35.4)	(30.8)	(4.6)	(5.0)

Total	$114.2	$92.2	$22.0	23.9%

        The change in operating income was attributable to the following:

						Change as a % of Consolidated Operating Income					Change as a % of Segment Operating Income
	North America	Europe	China	Corp.	Total	North America	Europe	China	Corp.	Total	North America	Europe	China	Corp.
	(Dollars in millions)
Organic	$24.7	$0.5	$(0.7)	$(4.8)	$19.7	26.8%	0.5%	(0.7)%	(5.2)%	21.4%	31.4%	1.0%	(10.6)%	15.6%
Foreign exchange	1.4	(2.6)	—	—	(1.2)	1.5	(2.8)	—	—	(1.3)	1.8	(5.1)	—	—
Acquisitions	(0.6)	(1.4)	—	—	(2.0)	(0.7)	(1.5)	—	—	(2.2)	(0.7)	(2.7)	—	—
Restructuring, goodwill and other	2.3	(3.8)	6.8	0.2	5.5	2.6	(4.1)	7.3	0.2	6.0	2.9	(7.5)	103.0	(0.7)

Total	$27.8	$(7.3)	$6.1	$(4.6)	$22.0	30.2%	(7.9)%	6.6%	(5.0)%	23.9%	35.4%	(14.3)%	92.4%	14.9%

        The increase in consolidated organic operating income was due primarily to increased unit volume sales and stronger gross margins, partially offset by increased SG&A expenses. The North America margin increase was primarily due to increased sales volumes, better factory absorption levels and the impact of cost savings initiatives. In 2009, our corporate segment recorded the recovery of past legal expenses, which did not re-occur in 2010.

        The net decrease in operating income from foreign exchange was primarily due to the depreciation of the euro against the U.S. dollar, partially offset by the appreciation of the Canadian dollar against the U.S. dollar. We cannot predict whether these currencies will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our operating income.

        Interest Expense.    Interest expense increased $0.8 million, or 3.6%, in 2010 compared to 2009, primarily due to the issuance of the $75.0 million of senior notes and higher facility fees on our new revolving credit agreement partially offset by the payment of our $50.0 million of outstanding notes. See Note 11 of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, for additional information regarding financing arrangements.

        Other, net.    Other, net increased $0.9 million, or 75.0%, in 2010 compared to 2009, primarily because foreign currency transactions resulted in net gains in 2010, while in 2009 net losses were recognized.

        Income Taxes.    Our effective tax rate for continuing operations decreased to 33.2% in 2010 from 43.3% in 2009. The decrease was primarily due to reversal of a valuation allowance in Europe recorded during 2010. Also, in 2009 we had a significant write-down of assets at one of our Chinese facilities on which we derived no tax benefit. Additionally, we recorded the reversal of previously recognized tax benefits in China in 2009. These China-related items did not recur in 2010. This favorable impact was partially offset by higher European taxes due to mix of income by country and recognition of tax expense for the repatriation of earnings of TWVC in China upon our decision to dispose of the entity.

        Net Income From Continuing Operations attributable to Watts Water Technologies, Inc.    Net income from continuing operations for 2010 was $63.1 million, or $1.69 per common share, compared to $41.0 million, or $1.10 per common share, for 2009. Results for 2010 include an after-tax charge of $11.2 million, or $0.29 per common share, for restructuring and other charges related primarily to severance and accelerated depreciation compared to an after-tax restructuring and other charge of $18.1 million, or $0.49 per common share, for 2009. The release of the valuation allowance on net operating losses in Europe as noted above contributed a tax benefit of $0.08 per common share to 2010. Results for 2010 and 2009 included a non-cash net after-tax charge of $0.9 million, or $0.03 per share, and $2.6 million, or $0.07 per share, respectively, to write off certain intangible assets. The depreciation of the euro, partially offset by the appreciation of Canadian dollar against the U.S. dollar, resulted in a negative impact on our operations of $0.04 per common share for 2010 compared to the comparable period in 2009. We cannot predict whether the euro, Canadian dollar or Chinese yuan will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net income.

        Income (Loss) From Discontinued Operations.    The loss from discontinued operations in 2010 was primarily attributable to estimated profits disgorgement and legal costs related to the FCPA investigation of our former subsidiary in China. The loss from discontinued operations in 2009 was primarily attributable to the deconsolidation of TEAM and the loss on the disposal and loss from operations of CWV offset by the resolution of the James Jones Litigation as described in Note 3 of Notes to Consolidated Financial Statements.

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

        The change in net sales was attributable to the following:

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

        Gross profit declined due to decreased sales volume, partially offset by increased gross margin. Gross margin increased by 180 basis points in 2009 compared to 2008 primarily due to lower raw material costs and fewer acquisition charges. Our European gross margin increased in 2009 compared to 2008 primarily due to the inclusion of higher margin Blücher sales and reduced acquisition costs, offset partially by plant under-absorption. Our China segment's gross margin increased as a result of operational improvements at one of our more significant facilities and the divestiture of TWT. Our North American margin also increased for 2009 when compared to 2008 due to lower raw material costs and cost savings initiatives offset by recessionary unit volume sales declines and plant under absorption.

        Selling, General and Administrative Expenses.    SG&A expenses for 2009 decreased $32.1 million, or 9.0%, compared to 2008. The decrease in SG&A expenses was attributable to the following:

	(in millions)	% Change
Organic	$(31.1)	(8.7)%
Foreign exchange	(4.7)	(1.3)
Acquisitions	9.0	2.5
Disposal	(5.3)	(1.5)

Total	$(32.1)	(9.0)%

        The organic decrease in SG&A expenses was primarily due to decreased variable selling expenses due to decreased sales, various cost savings measures, lower product liability costs and the net settlement of two lawsuits, partially offset by increased legal and pension expenses. The decrease in SG&A expenses from foreign exchange was primarily due to the depreciation of the euro against the U.S. dollar and to a lesser extent the Canadian dollar against the U.S. dollar. The increase in SG&A expenses from acquisitions was due to the inclusion of Blücher. The reduction due to the disposal relates to the sale of TWT. Total SG&A expenses, as a percentage of sales, were 26.4% in 2009 compared to 24.8% in 2008.

        Restructuring and Other Charges.    In 2009, we recorded a net charge of $16.1 million primarily for asset impairments, severance and relocation costs in North America, Europe and China. Included in the 2009 restructuring and other charges was a $1.1 million gain from the 2008 disposition of TWT. The gain was deferred until all legal and regulatory matters relating to the sale of TWT were resolved. In 2008, we recorded $5.6 million for severance and relocation costs in North America and China. See Note 4 of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, for additional information regarding our restructuring plans.

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

        The change in operating income was attributable to the following:

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

        Income Taxes.    Our effective rate for continuing operations increased to 43.3% in 2009 from 36.3% in 2008. The increase was primarily due to previously realized tax benefits in China, which are expected to be recaptured as a result of our decision to restructure our operations and intangible asset impairments that were not tax deductible. In North America, less tax-exempt interest income was generated in 2009 as compared with 2008.

        Net Income From Continuing Operations attributable to Watts Water Technologies, Inc.    Net income from continuing operations attributable to Watts Water Technologies, Inc. in 2009 was $41.0 million, or $1.10 per common share, compared to $45.2 million, or $1.23 per common share, in 2008. Results for 2009 included after-tax charges totaling $18.1 million, or $0.49 per share, related to restructuring programs compared to an after-tax charge of $3.9 million, or $0.10 per share, for 2008. Also, results for 2009 included a non-cash net after-tax charge of $2.6 million, or $0.07 per share, to write off certain intangible assets. In 2008, net loss and loss from continuing operations attributable to Watts Water Technologies, Inc. included a non-cash after-tax charge of $17.3 million, or $0.47 per share, to write-off goodwill for one reporting unit. The depreciation of the euro and Canadian dollar against the U.S. dollar resulted in a negative impact on our operations of $0.03 per common share in 2009 compared to 2008.

        Income (Loss) From Discontinued Operations.    The income (loss) from discontinued operations was primarily attributable to the deconsolidation of TEAM, the loss on the disposal and loss from operations of CWV and legal costs related to the FCPA investigation offset by the resolution of the James Jones Litigation as described in Note 3 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

2010 Cash Flows

        In 2010, we generated $113.4 million of cash from operating activities as compared to $204.6 million in 2009. We generated approximately $91.0 million of free cash flow (a non-GAAP financial measure, which we reconcile below, defined as net cash provided by continuing operating activities minus capital expenditures plus proceeds from sale of assets), compared to free cash flow of $181.2 million in 2009. Free cash flow as a percentage of net income from continuing operations attributable to Watts Water Technologies, Inc. was 144.2% in 2010 as compared to 442.0% in 2009. The 2009 free cash flow results were affected by the reduction of investment in accounts receivable and inventory driven by the worldwide recession. This is the third consecutive year that we generated free cash flows in excess of net income.

        In 2010, we used $57.2 million of net cash from investing activities primarily for the purchase of Austroflex and for capital equipment. We expect to invest approximately $30.0 million in capital equipment in 2011 as part of our ongoing commitment to improve our manufacturing capabilities. We elected to participate in a settlement offer from UBS, AG (UBS) for all of our outstanding auction rate securities (ARS) investments. Under the terms of the settlement offer, we were issued rights by UBS entitling the holder to require UBS to purchase the underlying ARS at par value during the period from June 30, 2010, through July 2, 2012. We elected to exercise this right in 2010 and received $6.5 million from UBS in settlement of all outstanding ARS investments. In addition, during 2010, we invested in nine-month certificates of deposits totaling approximately $4.0 million.

        In 2010, we generated $6.9 million of net cash from financing activities primarily from issuing $75.0 million, 10-year private placement notes in June (the Notes), partially offset by the repayment of $50.0 million in private placement notes and $16.4 million of dividend payments.

        The Notes were issued pursuant to a Note Purchase Agreement (the 2010 Note Purchase Agreement). We will pay interest on the outstanding balance of the Notes at the rate of 5.05% per annum, payable semi-annually on June 18 and December 18 until the principal on the Notes shall become due and payable. We may, at our option, upon notice, subject to the terms of the 2010 Note Purchase Agreement, prepay at any time all or part of the Notes in an amount not less than $1 million by paying the principal amount plus a make-whole amount (as defined in the 2010 Note Purchase Agreement).

        The 2010 Note Purchase Agreement includes operational and financial covenants, with which we are required to comply, including, among others, maintenance of certain financial ratios and restrictions on additional indebtedness, liens and dispositions. Events of defaults under the 2010 Note Purchase Agreement include failure to comply with the financial and operational covenants, as well as bankruptcy and other insolvency events. If an event of default occurs and is continuing, then a majority of the note holders have the right to accelerate and require us to repay all the outstanding notes under the 2010 Note Purchase Agreement. In limited circumstances, such acceleration is automatic. As of December 31, 2010 we were in compliance with all covenants related to the 2010 Note Purchase Agreement.

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

        Borrowings outstanding under the Credit Agreement bear interest at a fluctuating rate per annum equal to (i) in the case of Eurocurrency rate loans, the British Bankers Association LIBOR rate plus an applicable percentage, ranging from 1.70% to 2.30%, determined by reference to our consolidated leverage ratio plus, in the case of certain lenders, a mandatory cost calculated in accordance with the terms of the Credit Agreement, or (ii) in the case of base rate loans and swing line loans, the highest of (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such day as announced by Bank of America, N.A. as its "prime rate," and (c) the British Bankers Association LIBOR rate plus 1.0%, plus an applicable percentage, ranging from 0.70% to 1.30%, determined by reference to our consolidated leverage ratio. In addition to paying interest under the Credit Agreement, we are also required to pay certain fees in connection with the credit facility, including, but not limited to, a facility fee and letter of credit fees.

        The Credit Agreement matures on June 18, 2015. We may repay loans outstanding under the Credit Agreement from time to time without premium or penalty, other than customary breakage costs, if any, and subject to the terms of the Credit Agreement.

Covenant compliance

        Under the Credit Agreement, we are required to satisfy and maintain specified financial ratios and other financial condition tests. The financial ratios include a consolidated interest coverage ratio based on consolidated earnings before income taxes, interest expense, depreciation, and amortization (Consolidated EBITDA) to consolidated interest expense, as defined in the Credit Agreement. Our Credit Agreement defines Consolidated EBITDA to exclude unusual or non-recurring charges and gains. We are also required to maintain a consolidated leverage ratio of consolidated funded debt to Consolidated EBITDA. Consolidated funded debt, as defined in the Credit Agreement, includes all long and short-term debt, capital lease obligations and any trade letters of credit that are outstanding. Finally, we are required to maintain a consolidated net worth that exceeds a minimum net worth calculation. Consolidated net worth is defined as the total stockholders' equity as reported adjusted for any cumulative translation adjustments and goodwill impairments.

        As of December 31, 2010, our actual financial ratios calculated in accordance with our Credit Agreement compared to the required levels under the Credit Agreement were as follows:

	Actual Ratio	Required Level
Minimum level

Interest Charge Coverage Ratio	7.30 to 1.00	3.50 to 1.00
Maximum level

Leverage Ratio	0.64 to 1.00	3.25 to 1.00
Minimum level

Consolidated Net Worth	$906.1 million	$716.8 million

        As of December 31, 2010, our actual financial ratio calculated in accordance with our senior note agreements compared to the required ratios therein was as follows:

	Actual Ratio	Required Level
Minimum level

Fixed Charge Coverage Ratio	5.33 to 1.00	2.00 to 1.00

        In addition to the above financial ratios, the Credit Agreement and senior note agreements contain affirmative and negative covenants that include limitations on disposition or sale of assets, prohibitions on assuming or incurring any liens on assets with limited exceptions and limitations on making investments other than those permitted by the agreements.

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

        As of December 31, 2010, we were in compliance with all covenants related to the Credit Agreement and had $265.3 million of unused and available credit under the Credit Agreement and $34.7 million of stand-by letters of credit outstanding on the Credit Agreement. There were no borrowings under the Credit Agreement at December 31, 2010.

        We generated $5.5 million of net cash from operating activities of discontinued operations in 2010 primarily due to realization of a tax deduction related to the James Jones settlement.

        We generated $5.1 million of net cash from investing activities of discontinued operations in 2010 primarily from cash received from the sale of CWV.

        Working capital (defined as current assets less current liabilities) as December 31, 2010 was $578.4 million compared to $489.8 million as of December 31, 2009. The increase was primarily due to a cash increase driven by higher operating earnings and net cash received through debt issuance and retirement. The ratio of current assets to current liabilities was 3.1 to 1 as of December 31, 2010 compared to 2.6 to 1 as of December 31, 2009.

2009 Cash Flows

        In 2009, we generated $204.6 million of cash from operating activities as compared to $145.0 million in 2008. We generated approximately $181.2 million of free cash flow, which compares favorably to free cash flow of $119.9 million in 2008. Free cash flow as a percentage of net income from continuing operations attributable to Watts Water Technologies, Inc. was 442.0% in 2009 as compared to 265.3% in 2008 primarily due to better working capital management, temporary decreases in commodity costs, cost containment measures and careful monitoring of our capital spending.

        In 2009, we used $21.3 million of net cash from investing activities primarily for purchases of capital equipment. We received proceeds of $1.7 million from the sale of auction rate securities. We received $1.1 million of cash for a purchase price settlement related to a prior-year acquisition. We paid $0.4 million for earn-out payments related to an acquisition from prior years.

        As of December 31, 2009, we held $5.4 million in investments in ARS with a total par value of $6.6 million. These auction rate securities were all long-term debt obligations secured by municipal bonds and student loans. During the fourth quarter of 2008, we elected to participate in a settlement offer by UBS. We exercised our rights under the settlement in June 2010 as previously discussed.

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

Non-GAAP Financial Measures

        Our net debt to capitalization ratio (a non-GAAP financial measure, as reconciled below, defined as short and long-term interest-bearing liabilities less cash and cash equivalents as a percentage of the sum of short and long term interest-bearing liabilities less cash and cash equivalents plus total stockholders' equity) decreased to 5.2% for 2010 from 9.9% for 2009. The decrease resulted from increased cash partially offset by increased long-term debt.

        We believe free cash flow to be an appropriate supplemental measure of our operating performance because it provides investors with a measure of our ability to generate cash, to repay debt and to fund acquisitions. Other companies may define free cash flow differently. Free cash flow does not represent cash generated from operating activities in accordance with GAAP. Therefore it should not be considered an alternative to net cash provided by operations as an indication of our performance. Free cash flow should also not be considered an alternative to net cash provided by operations as defined by GAAP. The cash conversion rate of free cash flow to net income from continuing operations is also a measure of our performance in cash flow generation.

        A reconciliation of net cash provided by continuing operations to free cash flow and calculation of our cash conversion rate is provided below:

	Years Ended December 31,
	2010	2009	2008
	(in millions)
Net cash provided by continuing operations	$113.4	$204.6	$145.0
Less: additions to property, plant, and equipment	(24.6)	(24.2)	(26.2)
Plus: proceeds from the sale of property, plant, and equipment	2.2	0.8	1.1

Free cash flow	$91.0	$181.2	$119.9

Net income from continuing operations attributable to Watts Water Technologies, Inc—as reported	$63.1	$41.0	$45.2

Cash conversion rate of free cash flow to net income from continuing operation	144.2%	442.0%	265.3%

        The 2009 free cash flow results were driven by the worldwide recession, which caused a reduction of investment in accounts receivable and inventory.

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

        A reconciliation of long-term debt (including current portion) to net debt and our net debt to capitalization ratio is provided below:

	December 31,
	2010	2009
	(in millions)
Current portion of long-term debt	$0.7	$50.9
Plus: long-term debt, net of current portion	378.0	304.0
Less: cash and cash equivalents	(329.2)	(258.2)

Net debt	$49.5	$96.7

        A reconciliation of capitalization is provided below:

	December 31,
	2010	2009
	(in millions)
Net debt	$49.5	$96.7
Total stockholders' equity	901.5	879.6

Capitalization	$951.0	$976.3

Net debt to capitalization ratio	5.2%	9.9%

Contractual Obligations

        Our contractual obligations as of December 31, 2010 are presented in the following table:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Long-term debt obligations, including current maturities(a)	$378.7	$0.7	$76.4	$1.5	$300.1
Operating lease obligations	29.3	8.2	11.4	6.6	3.1
Capital lease obligations(a)	11.6	1.2	2.3	2.4	5.7
Pension contributions(b)	31.0	10.7	6.5	1.9	11.9
Interest(c)	121.1	21.6	40.8	34.5	24.2
Earnout payments(a)	2.4	0.5	—	1.9	—
Other(d)	40.4	33.7	4.5	1.2	1.0

Total	$614.5	$76.6	$141.9	$50.0	$346.0

(a)
as recognized in the consolidated balance sheet

(b)
expected pension contributions include amounts to fully fund the defined benefit pension plan through 2012. Potential funding for service costs beyond 2012 are not included in contractual obligations. Those costs are currently estimated at $5.0 million per year.

(c)
assumes no borrowings against the Credit Agreement

(d)
includes commodity, capital expenditure commitments and other benefits at December 31, 2010

        We maintain letters of credit that guarantee our performance or payment to third parties in accordance with specified terms and conditions. Amounts outstanding were approximately $34.9 million as of December 31, 2010 and $37.0 million as of December 31, 2009. Our letters of credit are primarily associated with insurance coverage and, to a lesser extent, foreign purchases and generally expire within one year of issuance. These instruments may exist or expire without being drawn down, therefore they do not necessarily represent future cash flow obligations.

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

Application of Critical Accounting Policies and Key Estimates

        The preparation of our consolidated financial statements in accordance with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported. A critical accounting estimate is an assumption about highly uncertain matters and could have a material effect on the consolidated financial statements if another, also reasonable, amount were used, or, a change in the estimate is reasonably likely from period to period. We base our assumptions on historical experience and on other estimates that we believe are reasonable under the circumstances. Actual results could differ significantly from these estimates. There were no changes in our accounting policies or significant changes in our accounting estimates during 2010.

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

Goodwill and other intangibles

        We have made numerous acquisitions over the years which included the recognition of a significant amount of goodwill. Goodwill is tested for impairment annually or more frequently if an event or circumstance indicates that an impairment loss may have been incurred. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, and determination of the fair value of each reporting unit. In 2010, we estimated the fair value of our reporting units using a weighting of the income approach based on the present value of estimated future cash flows and the market approach using guideline companies and selected transactions. We believe this approach yields the most appropriate evidence of fair value as our reporting units are not easily compared to other corporations involved in similar businesses.

        Intangible assets such as purchased technology are generally recorded in connection with a business acquisition. Values assigned to intangible assets are determined by an independent valuation firm based on our estimates and judgments regarding expectations of the success and life cycle of products and technology acquired. As of our October 31, 2010 testing date, we determined we had eight reporting units in continuing operations, one which had no goodwill and one which was acquired in 2010. Since we acquired BRAE in April 2010, the estimated fair value of BRAE is derived from the fair value at the date of acquisition as the acquisition closed just six months prior to our testing date.

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

        During 2010 and 2009, we recognized non-cash pre-tax charges of approximately $1.4 million and $3.3 million, respectively, as an impairment of some of the indefinite-lived intangible assets.

        During the fourth quarter of 2008, we recognized an aggregate non-cash goodwill impairment charge of $22.0 million related to our water quality and conditioning reporting unit within our North America segment. The charge reflected the challenges of the residential construction cycle, as well as the broader economic and credit environment.

        As of our October 31, 2010 testing date, we had approximately $438.8 million of goodwill on our balance sheet. Our impairment testing indicated that the fair values of the reporting units exceeded the carrying values, thereby resulting in no impairment. The results of this impairment analysis are summarized in the table below:

	Goodwill balance at October 31, 2010	Book value of reporting unit at October 31, 2010	Estimated fair value at October 31, 2010
	(in millions)
Reporting unit
Regulator	$125.0	$312.4	$700.3
Europe	159.3	366.7	472.7
Blücher	80.1	147.0	178.4
Dormont	39.2	73.1	120.0
Orion	24.6	33.6	39.3
China	8.0	30.2	93.7

        The underlying analyses supporting our fair value assessment related to our outlook of the business' long-term performance, which included key assumptions as to the appropriate discount rate and long-term growth rate. In connection with our October 31, 2010 impairment test, we utilized discount rates ranging from 11.5% to 15.0% and long-term terminal growth rates from 3% to 5% beyond our planning periods.

        The Orion reporting unit's operating results are being hindered by the downturn in the commercial and institutional end markets in the U.S., where Orion sells a majority of its products. Should Orion's sales decline because the commercial marketplace deteriorates more than our current expectations, then the reporting unit's goodwill may be at risk for impairment in the future. Orion's goodwill balance as of December 31, 2010 was $24.6 million. As of October 31, 2010, our last impairment analysis date, the fair value of the Orion reporting unit exceeded the carrying value by 17%.

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

        Our foreign subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials and are denominated in European currencies or the U.S. or Canadian dollar. We use foreign currency forward exchange contracts to manage the risk related to intercompany purchases that occur during the course of a year and certain open foreign currency denominated commitments to sell products to third parties. For 2010, we recorded a $0.5 million gain in other income associated with the change in the fair value of such contracts.

        We have historically had a low exposure on the cost of our debt to changes in interest rates. Information about our long-term debt including principal amounts and related interest rates appears in Note 11 of Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

        During 2008, we entered into a series of copper swap contracts to fix the price per pound of copper for one customer which expired in 2009. These swaps are classified as economic hedges, as more fully explained in Note 16 of Notes to the Consolidated Financial Statements. For the year ended December 31, 2009 we recorded a $0.3 million gain associated with the copper swaps in other expense.

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

        There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In connection with these rules, we will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

        Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

        Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2010.

        The audited consolidated financial statements of the Company include the results of Austroflex Rohr-Isoliersysteme GmbH, including total assets of $41.7 million and total revenues of $10.6 million, which the Company acquired on June 28, 2010, but management's assessment does not include an assessment of the internal control over financial reporting of this entity.

        The independent registered public accounting firm that audited the Company's consolidated financial statements included elsewhere in this Annual Report on Form 10-K has issued an audit report on the Company's internal control over financial reporting. That report appears immediately following this report.

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Watts Water Technologies, Inc.:

        We have audited Watts Water Technologies, Inc.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Watts Water Technologies, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Watts Water Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        Watts Water Technologies, Inc. acquired Austroflex Rohr-Isoliersysteme GmbH during 2010, and management excluded from its assessment of the effectiveness of Watts Water Technologies, Inc.'s internal control over financial reporting as of December 31, 2010, Austroflex Rohr-Isoliersysteme GmbH's internal control over financial reporting associated with total assets of $41.7 million and total revenues of $10.6 million included in the consolidated financial statements of Watts Water Technologies, Inc. and subsidiaries as of and for the year ended December 31, 2010. Our audit of internal control over financial reporting of Watts Water Technologies, Inc. also excluded an evaluation of the internal control over financial reporting of Austroflex Rohr-Isoliersysteme GmbH.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Watts Water Technologies, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 1, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Boston, Massachusetts
March 1, 2011

Item 9B.    OTHER INFORMATION.

        None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        Information with respect to the executive officers of the Company is set forth in Part I, Item 1 of this Report under the caption "Executive Officers and Directors" and is incorporated herein by reference. The information provided under the captions "Information as to Nominees for Director," "Corporate Governance," and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders to be held on May 11, 2011 is incorporated herein by reference.

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

Item 11.    EXECUTIVE COMPENSATION.

        The information provided under the captions "Director Compensation," "Corporate Governance," "Compensation Discussion and Analysis," "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," and "Compensation Committee Report" in our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders to be held on May 11, 2011 is incorporated herein by reference.

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

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The information appearing under the caption "Principal Stockholders" in our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders to be held on May 11, 2011 is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table provides information as of December 31, 2010, about the shares of Class A Common Stock that may be issued upon the exercise of stock options issued under the Company's 2004 Stock Incentive Plan, 1991 Directors' Non-Qualified Stock Option Plan, 1996 Stock Option Plan and 2003 Non-Employee Directors' Stock Option Plan and the settlement of restricted stock units granted under our Management Stock Purchase Plan as well as the number of shares remaining for future issuance under our 2004 Stock Incentive Plan and Management Stock Purchase Plan.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,664,585	(1)	$26.38	2,003,598	(2)
Equity compensation plans not approved by security holders	None		None	None
Total	1,664,585	(1)	$26.38	2,003,598	(2)

(1)
Represents 1,303,262 outstanding options under the 1991 Directors' Non-Qualified Stock Option Plan, 1996 Incentive Stock Option Plan, 2003 Non-Employee Directors' Stock Option Plan and 2004 Stock Incentive Plan, and 361,323 outstanding restricted stock units under the Management Stock Purchase Plan.

(2)
Includes 1,317,665 shares available for future issuance under the 2004 Stock Incentive Plan, and 685,933 shares available for future issuance under the Management Stock Purchase Plan.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

        The information provided under the captions "Corporate Governance" and "Policies and Procedures for Related Person Transactions" in our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders to be held on May 11, 2011 is incorporated herein by reference.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The information provided under the caption "Ratification of Independent Registered Public Accounting Firm" in our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders to be held on May 11, 2011 is incorporated herein by reference.

 PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial Statements

        The following financial statements are included in a separate section of this Report commencing on the page numbers specified below:

(a)(2) Schedules

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2010, 2009 and 2008	101

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

WATTS WATER TECHNOLOGIES, INC.
	By:	/S/ DAVID J. COGHLAN David J. Coghlan Chief Executive Officer President and Director
DATED: March 1, 2011

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DAVID J. COGHLAN David J. Coghlan	Chief Executive Officer, President and Director	March 1, 2011
/S/ WILLIAM C. MCCARTNEY William C. McCartney	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 1, 2011
/S/ ROBERT L. AYERS Robert L. Ayers	Director	March 1, 2011
/S/ KENNETT F. BURNES Kennett F. Burnes	Director	March 1, 2011
/S/ RICHARD J. CATHCART Richard J. Cathcart	Director	March 1, 2011
/S/ RALPH E. JACKSON, JR. Ralph E. Jackson, Jr.	Director	March 1, 2011
/S/ KENNETH J. MCAVOY Kenneth J. McAvoy	Director	March 1, 2011

Signature	Title	Date

/S/ JOHN K. MCGILLICUDDY John K. McGillicuddy	Chairman of the Board	March 1, 2011
/S/ GORDON W. MORAN Gordon W. Moran	Director	March 1, 2011
/S/ MERILEE RAINES Merilee Raines	Director	March 1, 2011

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Watts Water Technologies, Inc.:

        We have audited the accompanying consolidated balance sheets of Watts Water Technologies, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited the financial statement Schedule II—Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Watts Water Technologies, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Watts Water Technologies, Inc.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2011 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Boston, Massachusetts
March 1, 2011

Watts Water Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(Amounts in millions, except per share information)

	Years Ended December 31,
	2010	2009	2008
Net sales	$1,274.6	$1,225.9	$1,431.4
Cost of goods sold	809.7	790.8	949.6

GROSS PROFIT	464.9	435.1	481.8
Selling, general and administrative expenses	336.7	323.5	355.6
Restructuring and other charges	12.6	16.1	5.6
Goodwill and other indefinite-lived intangible asset impairment charges	1.4	3.3	22.0

OPERATING INCOME	114.2	92.2	98.6

Other (income) expense:
Interest income	(1.0)	(0.9)	(5.1)
Interest expense	22.8	22.0	26.2
Other	(2.1)	(1.2)	9.5

Total other expense	19.7	19.9	30.6

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND NONCONTROLLING INTEREST	94.5	72.3	68.0
Provision for income taxes	31.4	31.3	24.7

NET INCOME FROM CONTINUING OPERATIONS	63.1	41.0	43.3
Income (loss) from discontinued operations, net of taxes	(4.3)	(23.6)	1.4

NET INCOME BEFORE NONCONTROLLING INTEREST	58.8	17.4	44.7
Plus: Net loss attributable to the noncontrolling interest	—	—	1.9

NET INCOME ATTRIBUTABLE TO WATTS WATER TECHNOLOGIES, INC.	$58.8	$17.4	$46.6

Net income from continuing operations attributable to Watts Water Technologies, Inc.	$63.1	$41.0	$45.2

Basic EPS
Income (loss) per share attributable to Watts Water Technologies, Inc.:
Continuing operations	$1.69	$1.11	$1.23
Discontinued operations	(0.12)	(0.64)	0.04

NET INCOME	$1.58	$0.47	$1.27

Weighted average number of shares	37.3	37.0	36.6

Diluted EPS
Income (loss) per share attributable to Watts Water Technologies, Inc.:
Continuing operations	$1.69	$1.10	$1.23
Discontinued operations	(0.12)	(0.63)	0.04

NET INCOME	$1.57	$0.47	$1.26

Weighted average number of shares	37.4	37.1	36.8

Dividends per share	$0.44	$0.44	$0.44

The accompanying notes are an integral part of these consolidated financial statements.

Watts Water Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in millions, except share information)

	December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$329.2	$258.2
Short-term investment securities	4.0	6.5
Trade accounts receivable, less allowance for doubtful accounts of $8.9 million in 2010 and $7.5 million in 2009	186.9	181.3
Inventories, net	265.6	266.7
Prepaid expenses and other assets	18.4	22.1
Deferred income taxes	41.1	35.4
Assets held for sale	10.0	11.3
Assets of discontinued operations	1.8	23.1

Total Current Assets	857.0	804.6
PROPERTY, PLANT AND EQUIPMENT, NET	197.5	206.5
OTHER ASSETS:
Goodwill	428.0	425.1
Intangible assets, net	152.6	151.2
Deferred income taxes	0.9	3.0
Other, net	10.1	8.8

TOTAL ASSETS	$1,646.1	$1,599.2

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$113.9	$102.3
Accrued expenses and other liabilities	115.6	105.9
Accrued compensation and benefits	42.6	45.9
Current portion of long-term debt	0.7	50.9
Liabilities of discontinued operations	5.8	9.8

Total Current Liabilities	278.6	314.8
LONG-TERM DEBT, NET OF CURRENT PORTION	378.0	304.0
DEFERRED INCOME TAXES	40.1	43.0
OTHER NONCURRENT LIABILITIES	47.9	57.8
STOCKHOLDERS' EQUITY:
Preferred Stock, $0.10 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Class A Common Stock, $0.10 par value; 80,000,000 shares authorized; 1 vote per share; issued and outstanding, 30,102,677 shares in 2010 and 29,506,523 shares in 2009	3.0	3.0
Class B Common Stock, $0.10 par value; 25,000,000 shares authorized; 10 votes per share; issued and outstanding, 6,953,680 shares in 2010 and 7,193,880 shares in 2009	0.7	0.7
Additional paid-in capital	405.2	393.7
Retained earnings	492.9	452.1
Accumulated other comprehensive income (loss)	(0.3)	30.1

Total Stockholders' Equity	901.5	879.6

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,646.1	$1,599.2

The accompanying notes are an integral part of these consolidated financial statements.

Watts Water Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)

(Amounts in millions, except share information)

	Class A Common Stock		Class B Common Stock
							Accumulated Other Comprehensive Income (Loss)
					Additional Paid-In Capital	Retained Earnings		Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2007	30,600,056	$3.1	7,293,880	$0.7	$377.6	$465.4	$68.7	$915.5
Comprehensive income:
Net income						46.6		46.6
Cumulative translation adjustment							(51.8)	(51.8)
Pension plan loss arising during the year, net of tax of $9.7 million							(16.7)	(16.7)

Comprehensive loss								(21.9)

Shares of Class A Common Stock issued upon the exercise of stock options	85,512				1.6			1.6
Stock-based compensation					5.3			5.3
Issuance of shares of restricted Class A Common Stock	73,542
Net change in restricted stock units	109,689				2.4			2.4
Repurchase and retirement of Class A Common Stock	(1,618,624)	(0.2)				(44.1)		(44.3)
Common Stock dividends						(16.2)		(16.2)

Balance at December 31, 2008	29,250,175	$2.9	7,293,880	$0.7	$386.9	$451.7	$0.2	$842.4
Comprehensive income:
Net income						17.4		17.4
Cumulative translation adjustment							26.2	26.2
Pension plan gain arising during the year, net of tax of $1.4 million							3.7	3.7

Comprehensive income								47.3

Shares of Class B Common Stock converted to Class A Common Stock	100,000		(100,000)
Shares of Class A Common Stock issued upon the exercise of stock options	30,194	0.1			0.4			0.5
Stock-based compensation					4.9			4.9
Issuance of net shares of restricted Class A Common Stock	58,454					(0.4)		(0.4)
Net change in restricted stock units	67,700				1.5	(0.4)		1.1
Common Stock dividends						(16.2)		(16.2)

Balance at December 31, 2009	29,506,523	$3.0	7,193,880	$0.7	$393.7	$452.1	$30.1	$879.6
Comprehensive income:
Net income						58.8		58.8
Cumulative translation adjustment							(26.7)	(26.7)
Pension plan loss arising during the year, net of tax of $2.5 million							(3.7)	(3.7)

Comprehensive income								28.4

Shares of Class B Common Stock converted to Class A Common Stock	240,200		(240,200)
Shares of Class A Common Stock issued upon the exercise of stock options	185,470				3.4			3.4
Stock-based compensation					4.7			4.7
Issuance of net shares of restricted Class A Common Stock	93,601					(0.5)		(0.5)
Net change in restricted stock units	76,883				3.4	(1.1)		2.3
Common Stock dividends						(16.4)		(16.4)

Balance at December 31, 2010	30,102,677	$3.0	6,953,680	$0.7	$405.2	$492.9	$(0.3)	$901.5

The accompanying notes are an integral part of these consolidated financial statements.

Watts Water Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in millions)

	Years Ended December 31,
	2010	2009	2008
OPERATING ACTIVITIES
Net income attributable to Watts Water Technologies, Inc.	$58.8	$17.4	$46.6
Less: Income (loss) from discontinued operations, net of taxes	(4.3)	(23.6)	1.4

Net income from continuing operations attributable to Watts Water Technologies, Inc.	63.1	41.0	45.2
Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
Depreciation	30.5	33.7	31.5
Amortization	14.3	13.1	12.2
Loss on disposal and impairment of goodwill, property, plant and equipment and other	2.6	12.1	24.0
Stock-based compensation	4.7	4.9	5.3
Deferred income tax (benefit)	(6.9)	9.4	(18.7)
Changes in operating assets and liabilities, net of effects from business acquisitions and divestures:
Accounts receivable	(8.2)	38.3	20.9
Inventories	0.8	71.5	15.1
Prepaid expenses and other assets	9.0	(7.6)	8.3
Accounts payable, accrued expenses and other liabilities	3.5	(11.8)	1.2

Net cash provided by continuing operations	113.4	204.6	145.0

INVESTING ACTIVITIES
Additions to property, plant and equipment	(24.6)	(24.2)	(26.2)
Proceeds from the sale of property, plant and equipment	2.2	0.8	1.1
Investments in securities	(4.0)	—	(2.7)
Proceeds from sale of securities	6.5	1.7	33.3
Other, net	(1.0)	0.7	—
Business acquisitions, net of cash acquired	(36.3)	(0.3)	(175.5)

Net cash used in investing activities	(57.2)	(21.3)	(170.0)

FINANCING ACTIVITIES
Proceeds from long-term debt	75.0	1.7	22.9
Payments of long-term debt	(50.9)	(61.5)	(54.9)
Payment of capital leases	(1.2)	(1.3)	(1.3)
Proceeds from share transactions under employee stock plans	3.4	0.4	1.6
Tax expense (benefit) of stock awards exercised	0.2	(0.3)	—
Debt issuance cost	(3.2)	—	—
Payments to repurchase common stock	—	—	(44.5)
Dividends	(16.4)	(16.2)	(16.2)

Net cash provided by (used in) financing activities	6.9	(77.2)	(92.4)

Effect of exchange rate changes on cash and cash equivalents	(2.7)	8.0	(5.9)
Net cash provided by (used in) operating activities of discontinued operations	5.5	(21.2)	0.8
Net cash provided by (used in) investing activities of discontinued operations	5.1	(0.3)	(2.2)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	71.0	92.6	(124.7)

Cash and cash equivalents at beginning of year	258.2	165.6	290.3

CASH AND CASH EQUIVALENTS AT END OF YEAR	$329.2	$258.2	$165.6

NON CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of businesses:
Fair value of assets acquired	$47.6	$—	$231.5
Cash paid, net of cash acquired	36.3	—	175.5

Liabilities assumed	$11.3	$—	$56.0

Issuance of stock under management stock purchase plan	$2.1	$1.5	$1.6

CASH PAID FOR:
Interest	$21.4	$22.0	$26.9

Taxes	$20.3	$36.6	$45.1

The accompanying notes are an integral part of these consolidated financial statements.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(1) Description of Business

        Watts Water Technologies, Inc. (the Company) designs, manufactures and sells an extensive line of water safety and flow control products primarily for the water quality, water conservation, water safety and water flow control markets located predominantly in North America and Europe with a presence in China.

(2) Accounting Policies

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its majority and wholly owned subsidiaries. Upon consolidation, all significant intercompany accounts and transactions are eliminated.

Cash Equivalents

        Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase and consist primarily of U.S treasury bills and money market funds, for which the carrying amount is a reasonable estimate of fair value.

Investment Securities

        Investment securities at December 31, 2010 consisted primarily of certificates of deposit with original maturities of greater than three months and at December 31, 2009 consisted of auction rate securities (ARS) whose underlying investments were in municipal bonds and student loans and investments in rights issued by UBS, AG (UBS). The securities were purchased at par value. The rights issued by UBS were received in connection with a settlement agreement. See Note 16 for additional information regarding the rights issued by UBS. The Company classified its debt securities and investment in rights from UBS as trading securities.

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

Allowance for Doubtful Accounts

        Allowance for doubtful accounts includes reserves for bad debts, sales returns and allowances and cash discounts. The Company analyzes the aging of accounts receivable, individual accounts receivable, historical bad debts, concentration of receivables by customer, customer credit worthiness, current economic trends, and changes in customer payment terms. The Company specifically analyzes individual accounts receivable and establishes specific reserves against financially troubled customers. In addition, factors are developed in certain regions utilizing historical trends of sales and returns and allowances and cash discount activities to derive a reserve for returns and allowances and cash discounts.

Concentration of Credit

        The Company sells products to a diversified customer base and, therefore, has no significant concentrations of credit risk. In 2010 and 2009, no customer accounted for 10% or more of the Company's total sales.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(2) Accounting Policies (Continued)

Inventories

        Inventories are stated at the lower of cost (using primarily the first-in, first-out method) or market. Market value is determined by replacement cost or net realizable value. Historical usage is used as the basis for determining the reserve for excess or obsolete inventories.

Goodwill and Other Intangible Assets

        Goodwill is recorded when the consideration paid for acquisitions exceeds the fair value of net tangible and intangible assets acquired. Goodwill and other intangible assets with indefinite useful lives are not amortized, but rather are tested annually for impairment. The test was performed as of October 31, 2010.

Assets held for sale

        The Company accounts for assets held for sale when management has committed to a plan to sell the asset or group of assets, is actively marketing the asset or group of assets, the asset or group of assets can be sold in its current condition in a reasonable period of time and the plan is not expected to change. As of December 31, 2010, the Company is actively marketing one property and one group of assets and expects to complete the sale of these assets or group of assets in the next twelve months. In 2010 and 2009, the Company recorded estimated losses of $1.0 million and $7.8 million, respectively, to reduce these assets or group of assets down to their estimated fair value, less any costs to sell. These amounts are recorded as a component of restructuring and other costs in the consolidated statements of operations. See Note 4 for additional information associated with the Company's restructuring charges.

Impairment of Goodwill and Long-Lived Assets

        The changes in the carrying amount of goodwill by geographic segment are as follows:

	North America	Europe	China	Discontinued Operations	Total
	(in millions)
Gross balance at January 1, 2009	$210.3	$221.3	$7.9	$13.8	$453.3
Accumulated impairment losses	(22.0)	—	—	—	(22.0)

Net goodwill at January 1, 2009	$188.3	$221.3	$7.9	$13.8	$431.3
Adjustments to goodwill during the period	(0.6)	—	—	—	(0.6)
Goodwill related to discontinued operations	—	—	—	(14.5)	(14.5)
Effect of change in exchange rates used for translation	0.7	7.5	—	0.7	8.9

Net change in goodwill	0.1	7.5	—	(13.8)	(6.2)

Gross balance at December 31, 2009	$210.4	$228.8	$7.9	$—	$447.1
Accumulated impairment losses	(22.0)	—	—	—	(22.0)

Net goodwill at December 31, 2009	$188.4	$228.8	$7.9	$—	$425.1
Goodwill acquired during the period	2.7	12.3	—	—	15.0
Adjustments to goodwill during the period, net	0.5	—	—	—	0.5
Effect of change in exchange rates used for translation	0.2	(13.0)	0.2	—	(12.6)

Net change in goodwill	3.4	(0.7)	0.2	—	2.9

Gross balance at December 31, 2010	$213.8	$228.1	$8.1	$—	$450.0
Accumulated impairment losses	(22.0)	—	—	—	(22.0)

Net goodwill at December 31, 2010	$191.8	$228.1	$8.1	$—	$428.0

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

        In February 2009, the Company reached a settlement with the seller regarding a purchase price adjustment to the Core Industries, Inc. acquisition that resulted in the Company receiving $1.1 million. In May 2009, the Company deconsolidated TEAM Precision Pipework, Ltd. (TEAM). As a result of the deconsolidation, the Company reduced goodwill by $8.4 million associated with TEAM. See Note 3 for additional information relating to the deconsolidation of TEAM. In September 2009, the Company's Board of Directors approved a plan to dispose of its investment in Watts Valve (Changsha) Co., Ltd. (CWV), a former subsidiary of the Company located in China. The Company classified the net assets of CWV as a discontinued operation and recorded a decrease in the net assets to their estimated fair value less costs to sell. As a result, the Company reduced goodwill by $6.1 million associated with CWV. See Note 3 and Note 5 for additional information relating to CWV.

        Goodwill is tested for impairment at least annually or more frequently if events or circumstances indicate that it is "more likely than not" that goodwill might be impaired, such as a change in business conditions. The Company performs its annual goodwill impairment assessment in the fourth quarter of each year.

        Intangible assets with estimable lives and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of intangible assets with estimable lives and other long-lived assets is measured by a comparison of the carrying amount of an asset or asset group to future net undiscounted pretax cash flows expected to be generated by the asset or asset group. If these comparisons indicate that an asset is not recoverable, the impairment loss recognized is the amount by which the carrying amount of the asset or asset group exceeds the related estimated fair value. Estimated fair value is based on either discounted future pretax operating cash flows or appraised values, depending on the nature of the asset. The Company determines the discount rate for this analysis based on the weighted average cost of capital based on the market and guideline public companies for the related businesses and does not allocate interest charges to the asset or asset group being measured. Judgment is required to estimate future operating cash flows.

        In connection with the restructuring plan announced in February 2009, the Company concluded that it is more likely than not that the carrying amount of certain assets held and used may not be recoverable. Specifically, the Company identified a long-lived asset group primarily consisting of buildings and land use rights in China. The Company used an undiscounted future cash flow model to test the long-lived asset group based on the primary asset identified, the current economic outlook and the estimated fair value from the ultimate disposition of the asset group. The inputs used in this analysis are unobservable inputs (level 3). Based on the analysis performed, the Company recorded a $5.5 million impairment charge for one asset group in China during the quarter ended September 27, 2009. This charge is reported in restructuring and other charges in the consolidated statements of operations.

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

        Intangible assets include the following:

	December 31,
	2010			2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Patents	$16.6	$(9.6)	$7.0	$17.3	$(8.5)	$8.8
Customer relationships	120.5	(43.1)	77.4	103.6	(31.5)	72.1
Technology	19.8	(5.6)	14.2	15.0	(4.2)	10.8
Other	13.1	(5.7)	7.4	13.9	(5.6)	8.3

Total amortizable intangibles	170.0	(64.0)	106.0	149.8	(49.8)	100.0

Indefinite-lived intangible assets	46.6	—	46.6	51.2	—	51.2

Total	$216.6	$(64.0)	$152.6	$201.0	$(49.8)	$151.2

        Aggregate amortization expense for amortized intangible assets for 2010, 2009 and 2008 was $14.3 million, $13.1 million and $12.2 million, respectively. Additionally, future amortization expense on amortizable intangible assets is expected to be $15.4 million for 2011, $13.5 million for 2012, $12.4 million for 2013, $12.4 million for 2014, and $12.1 million for 2015. Amortization expense is provided on a straight-line basis over the estimated useful lives of the intangible assets. The weighted-average remaining life of total amortizable intangible assets is 9.6 years. Patents, customer relationships, technology and other amortizable intangibles have weighted-average remaining lives of 7.9 years, 7.5 years, 14.5 years and 24.5 years, respectively. Indefinite-lived intangible assets primarily include trade names and trademarks.

        Adjustments to indefinite-lived intangible assets during the year ended December 31, 2010 relate primarily to an additional trade name related to the Austroflex Rohr-Isoliersysteme GmbH acquisition offset by an impairment of a trade name in our European segment and a reclassification of $4.4 million of trade names in our North American segment to amortizable intangibles.

        Adjustments to indefinite-lived intangible assets during the year ended December 31, 2009 relate primarily to a reclassification of one technology related intangible asset and the results from the annual impairment analysis evaluation performed as of October 25, 2009. The Company had previously classified a technology intangible asset as an indefinite-lived intangible asset as it could not determine the time horizon over which that asset was expected to be used. During 2009, the Company concluded that this technology asset no longer had an indefinite life due in part to recent competition and changes in regulations. As a result, the Company increased technology amortizable intangible assets and reduced indefinite-lived intangible assets by approximately $7.5 million. The Company uses a royalty relief method to evaluate the current fair value of its trademarks and technology. Due to the decreases in sales experienced in several of its brands and technology in 2009 as well as the estimated outlook for future sales of these brands and technology, the Company recorded a pre-tax charge of $3.3 million to decrease these assets to their estimated fair value.

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

        The Company accounts for tax benefits when the item in question meets the more-likely-than-not (greater than 50% likelihood of being sustained upon examination by the taxing authorities) threshold. During 2010, the Company reduced its unrecognized tax benefits by approximately $0.3 million resulting from voluntary disclosure agreements. The Company estimates that it is reasonably possible that a portion of the currently remaining unrecognized tax benefit may be recognized by the end of 2011 as a result of the conclusion of federal and foreign income tax audits. The amount of expense accrued for penalties and interest is $0.8 million worldwide.

        As of December 31, 2010, the Company had gross unrecognized tax benefits of approximately $3.8 million approximately $3.5 million of which, if recognized, would affect the effective tax rate. The difference between the amount of unrecognized tax benefits and the amount that would affect the effective tax rate consists of the federal tax benefit of state income tax items.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits and a separate analysis of accrued interest related to the unrecognized tax benefits is as follows:

(in millions)
Balance at January 1, 2010	$2.8
Increases related to prior year tax positions	1.4
Decreases related to prior year tax positions	(0.3)
Settlements	(0.1)

Balance at December 31, 2010	$3.8

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(2) Accounting Policies (Continued)

        In February 2011, the Company completed its audit by the Internal Revenue Service for the 2007 and 2008 tax years and no material adjustments were made. The Company conducts business in a variety of locations throughout the world resulting in tax filings in numerous domestic and foreign jurisdictions. The Company is subject to tax examinations regularly as part of the normal course of business. The Company's major jurisdictions are the U.S., Canada, China, Netherlands, U.K., Germany, Italy and France. With few exceptions the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2004.

        The Company accounts for interest and penalties related to uncertain tax positions as a component of income tax expense.

        The statute of limitations in our major jurisdictions is open in the U.S. for the year 2007 and later; in Canada for 2006 and later; and in the Netherlands for 2006 and later.

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

        At December 31, 2010, the Company had three stock-based compensation plans with total unrecognized compensation costs related to unvested stock-based compensation arrangements of approximately $11.1 million and a total weighted average remaining term of 2.5 years. For 2010, 2009 and 2008, the Company recognized compensation costs related to stock-based programs of approximately $4.7 million, $4.9 million and $5.3 million, respectively, in selling, general and administrative expenses. The Company recorded approximately $0.6 million, $0.6 million and $0.7 million of tax benefits during 2010, 2009 and 2008, respectively, for the compensation expense relating to its stock options. For 2010, 2009 and 2008, the Company recorded approximately $1.2 million, $1.2 million and $1.1 million, respectively, of tax benefit for its other stock-based plans. For 2010, 2009 and 2008, the recognition of total stock-based compensation expense impacted both basic and diluted net income per common share by $0.08, $0.08 and $0.10, respectively.

Net Income Per Common Share

        Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding. The calculation of diluted income per share assumes the conversion of all dilutive securities (see Note 13).

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(2) Accounting Policies (Continued)

        Net income attributable to Watts Water Technologies, Inc. and number of shares used to compute net income per share, basic and assuming full dilution, are reconciled below:

	Years Ended December 31,
	2010			2009			2008
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(Amounts in millions, except per share information)
Basic EPS	$58.8	37.3	$1.58	$17.4	37.0	$0.47	$46.6	36.6	$1.27
Dilutive securities, principally common stock options	—	0.1	(0.1)	—	0.1	—	—	0.2	(0.01)

Diluted EPS	$58.8	37.4	$1.57	$17.4	37.1	$0.47	$46.6	36.8	$1.26

        The computation of diluted net income per share for the years ended December 31, 2010, 2009 and 2008 excludes the effect of the potential exercise of options to purchase approximately 0.5 million, 0.9 million and 1.0 shares, respectively, because the exercise price of the option was greater than the average market price of the Class A Common Stock, as the effect would have been anti-dilutive.

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

Shipping and Handling

        Shipping and handling costs included in selling, general and administrative expense amounted to $33.5 million, $31.4 million and $39.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Research and Development

        Research and development costs included in selling, general, and administrative expense amounted to $18.6 million, $17.8 million and $17.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Basis of Presentation

        Certain amounts in the 2009 consolidated financial statements have been reclassified to permit comparison with the 2010 presentation. These reclassifications had no effect on reported results of operations or stockholders' equity.

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

(3) Discontinued Operations

        In September 2009, the Company's Board of Directors approved the sale of its investment in CWV. CWV manufactured large diameter hydraulic-actuated butterfly valves for thermo-power and hydro-power plants, water distribution projects and water works projects in China. Management determined that CWV's business no longer fit strategically with the Company. The Company completed the sale of CWV in January 2010. During 2009, the Company evaluated the classification of the assets and liabilities of CWV and concluded that the net assets qualified as discontinued operations. The Company evaluated the fair value (less cost to sell) of the net assets of CWV and recorded a pre-tax loss of approximately $8.5 million in 2009, based on the final agreement with the buyer. The Company concluded that the future cash flows associated with CWV would be completely eliminated from the continuing operations of the Company. As such, the Company classified CWV's results of operations and the loss from the disposition as discontinued operations for all periods presented.

        In May 2009, the Company liquidated its TEAM business, located in Ammanford, U.K. TEAM custom designed and manufactured manipulated pipe and hose tubing assemblies and served the heating, ventilation and air conditioning and automotive markets in Western Europe. Management determined the business no longer fit strategically with the Company and that a sale of TEAM was not feasible. On May 22, 2009, the Company appointed an administrator for TEAM under the United Kingdom Insolvency Act of 1986. During the administration process, the administrator had sole control over, and responsibility for, TEAM's operations, assets and liabilities. The Company deconsolidated TEAM when the administrator obtained control of TEAM. The deconsolidation resulted in the recognition of a $18.1 million pre-tax non-cash loss. The Company evaluated the operations of TEAM and determined that it would not have a continuing involvement in TEAM's operations and cash flows. As a result of the loss of control, TEAM's cash flows and operations were eliminated from the continuing operations of the Company. As such, the Company classified TEAM's results of operations and the loss from deconsolidation as discontinued operations for all periods presented.

        Discontinued operating losses for 2010 primarily includes an estimated reserve in connection with the Foreign Corrupt Practices Act (FCPA) investigation at CWV (see Note 15) and legal costs associated with the FCPA investigation. The discontinued operating expense for 2009 and 2008 are related to the operations and write-off of TEAM, operations and estimated loss on the net assets of CWV and legal costs, net of reserve adjustments, associated with the now concluded James Jones Litigation (see Note 15).

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(3) Discontinued Operations (Continued)

        Condensed operating statements for discontinued operations are summarized below:

	Years Ended December 31,
	2010	2009	2008
	(in millions)
Operating income (loss)—TEAM	$—	$(0.3)	$0.4
Operating income (loss)—CWV	(5.7)	(5.3)	2.0
Costs and expenses—Municipal Water Group	—	(0.3)	(1.1)
Write down of net assets—CWV	(0.1)	(8.5)	—
Adjustments to reserves for litigation—Municipal Water Group	(0.1)	9.5	—
Loss on disposal—TEAM	(0.1)	(18.0)	—

Income (loss) before income taxes	(6.0)	(22.9)	1.3
Income tax benefit (expense)	1.7	(0.7)	0.1

Income (loss) from discontinued operations, net of taxes	$(4.3)	$(23.6)	$1.4

        The Company did not recognize any tax benefits on the write down of net assets of CWV as the Company does not believe that it is more likely than not that the tax benefits would be realized.

        Revenues reported in discontinued operations are as follows:

	Years Ended December 31,
	2010	2009	2008
	(in millions)
Revenues—CWV	$—	$11.5	$14.0
Revenues—TEAM	—	2.6	13.9

Total revenues—discontinued operations	$—	$14.1	$27.9

        The carrying amounts of major classes of assets and liabilities at December 31, 2010 and December 31, 2009 associated with discontinued operations are as follows:

	December 31, 2010	December 31, 2009
	(in millions)
Accounts receivable	$—	$4.2
Inventories	—	4.2
Prepaid expenses and other assets	0.4	2.3
Property, plant & equipment, net	—	1.3
Deferred income taxes	1.4	9.6
Intangible assets	—	1.5

Assets of discontinued operations	$1.8	$23.1

Accounts payable	$—	$2.1
Accrued expenses and other liabilities	5.8	7.2
Deferred taxes payable	—	0.5

Liabilities of discontinued operations	$5.8	$9.8

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(4) Restructuring and Other (Income) Charges

        The Company's Board of Directors (Board) approves all major restructuring programs that involve the discontinuance of significant product lines or the shutdown of facilities and related capital expenditures. From time to time, the Company takes additional restructuring actions, including involuntary terminations that are not part of a major program. The Company accounts for these costs in the period that the individual employees are notified or the liability is incurred. These costs are included in restructuring and other charges in the Company's consolidated statements of operations. A summary of the pre-tax cost by restructuring program is as follows:

	Years Ended December 31,
	2010	2009	2008
	(in millions)
Restructuring costs:
2007 Actions	$1.0	$3.2	$3.8
2009 Actions	1.8	9.3	—
2010 Actions	11.1	4.6	—
Other Actions	0.2	1.8	2.1

Total restructuring costs incurred	14.1	18.9	5.9
Gain on sale of TWT	—	(1.1)	—
Non-controlling interest	—	—	(0.2)

Net restructuring costs and other charges	$14.1	$17.8	$5.7

        The Company recorded net pre-tax restructuring and other charges in its business segments as follows:

	Years Ended December 31,
	2010	2009	2008
	(in millions)
North America	$4.1	$4.3	$4.5
Europe	9.2	5.9	0.2
China (net of non-controlling interest)	0.8	7.6	1.0

Total	$14.1	$17.8	$5.7

        In 2010, pre-tax costs of $1.5 million were recorded in cost of goods sold primarily for accelerated depreciation associated with the 2010 actions described below. Additionally, net pre-tax costs of $12.6 million were recorded in restructuring and other charges and are detailed below:

	2010 Actions	2009 Actions	2007 Actions	Other	Total
	(in millions)
Involuntary termination benefits	$4.9	$0.7	$—	$0.1	$5.7
Asset write-downs	0.3	0.1	1.0	—	1.4
Facility exit and other costs	4.4	1.0	—	0.1	5.5

Restructuring and other charges	$9.6	$1.8	$1.0	$0.2	$12.6

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(4) Restructuring and Other (Income) Charges (Continued)

        In 2009, pre-tax costs of $1.7 million were recorded in costs of goods sold primarily for accelerated depreciation. Additionally, net pre-tax costs of $16.1 million were recorded in restructuring and other charges and are detailed below:

	2010 Actions	2009 Actions	2007 Actions	Other		Total
	(in millions)
Involuntary termination benefits	$4.2	$1.7	$0.5	$1.6		$8.0
Asset write-downs	—	5.8	2.6	—		8.4
Facility exit and other costs	0.4	0.1	0.1	(0.9	)*	(0.3)

Restructuring and other charges	$4.6	$7.6	$3.2	$0.7		$16.1

*
Includes a $1.1 million gain from the disposition of Tianjin Tanggu Watts Valve Co. Ltd. (TWT). The TWT gain was deferred from the year ended December 31, 2008 until local government approvals were finalized.

        Also, during 2009, the Company recorded a tax charge of $3.9 million related to previously realized tax benefits in China, which are expected to be recaptured as a result of the Company's decision to restructure its operations in 2009. This tax charge is part of the 2009 actions.

        In 2008, pre-tax costs of $0.3 million were recorded in costs of goods sold primarily for accelerated depreciation. Additionally, net pre-tax costs of $5.6 million were recorded in restructuring and other charges and are detailed below:

	2007 Actions	Other	Total
	(in millions)
Involuntary termination benefits	$1.4	$2.1	$3.5
Asset write-downs	0.4	—	0.4
Facility exit and other costs	1.7	—	1.7

Restructuring and other charges	$3.5	$2.1	$5.6

        The Company also recognized income of $0.2 million in non-controlling interest representing the 40% liability of its then Chinese joint venture partner in the restructuring plan.

        Other in 2008 includes severance charges from a reduction-in-force in the U.S. that occurred and was completed in 2008.

        The following information outlines the Company's current restructuring plans.

2007 Actions

        During 2007, the Company undertook a review of certain product lines and its overall manufacturing capacity and initiated a Board approved global restructuring program. The Company also discontinued certain product lines. This program included the shutdown of several manufacturing facilities and the right-sizing of another facility. The restructuring program and charges for certain product line discontinuances was expected to include pre-tax charges totaling approximately $12.9 million. Charges were primarily for asset write-downs and expected net losses on asset disposals, severance costs and facility exit and other costs.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(4) Restructuring and Other (Income) Charges (Continued)

        In 2009, the Company reviewed the remaining activities associated with the 2007 actions related to Europe. Due in large part to this review, the Company concluded that no further charges for Europe would be incurred under this program. In February 2010, the Board approved a new program for Europe that was launched in 2010, and included some of the components identified in the 2007 actions. The following table presents the total pre-tax charges incurred for the global restructuring program and product line discontinuances initiated in 2007 by the Company's reportable segments:

	Total Expected Costs	Incurred through December 31, 2010
	(in millions)
North America	$5.7	$9.6
Europe	3.9	0.6
China (exclusive of non-controlling interest)	3.3	2.9

Total	$12.9	$13.1

        North America incurred restructuring costs in excess of the planned amount primarily due to the write-down of a vacated facility to its estimated fair value. As part of the 2007 plan, the Company closed one facility and consolidated the operations into an existing facility. The plan, when created, called for the sale of the building once vacated. The plan did not anticipate the significant downturn in the commercial real estate market, which occurred shortly after the consolidation was completed in 2008. As a result of the continued poor commercial real estate market conditions, in 2010 and 2009, the Company recorded a reduction in the carrying cost of the building to its estimated fair value, less the estimated costs to sell, of $1.0 million and $2.3 million, respectively. The remaining excess was primarily as a result of higher costs incurred to complete the consolidation of the two facilities than originally anticipated.

        The following table summarizes incurred cost for 2007 restructuring actions by segment:

	Costs incurred Year Ended December 31, 2010	Costs incurred Year Ended December 31, 2009	Costs incurred Year Ended December 31, 2008
	(in millions)
North America	$1.0	$2.8	$2.3
Europe	—	0.4	0.2
China (exclusive of minority interest)	—	—	1.3

Total	$1.0	$3.2	$3.8

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(4) Restructuring and Other (Income) Charges (Continued)

        Details of the Company's 2007 restructuring actions through December 31, 2010 are as follows:

	Severance	Asset write- downs	Product line discontinuance	Facility exit and other	Total
	(in millions)
Balance as of December 31, 2007	$0.1	$—	$—	$—	$0.1
Net pre-tax restructuring charges	1.5	0.6	—	1.7	3.8
Utilization	(1.6)	(0.6)	—	(1.7)	(3.9)

Balance at December 31, 2008	—	—	—	—	—
Net pre-tax restructuring charges	0.5	2.6	—	0.1	3.2
Utilization	(0.5)	(2.6)	—	(0.1)	(3.2)

Balance at December 31, 2009	—	—	—	—	—
Net pre-tax restructuring charges	—	1.0	—	—	1.0
Utilization	—	(1.0)	—	—	(1.0)

Balance at December 31, 2010	$—	$—	$—	$—	$—

        The following table summarizes the incurred cost for 2007 restructuring actions by type:

	Severance	Asset write- downs	Product line discontinuance	Facility exit and other	Total
	(in millions)
Costs incurred—2007	$0.6	$1.3	$3.1	$0.1	$5.1
Costs incurred—2008	1.5	0.6	—	1.7	3.8
Costs incurred—2009	0.5	2.6	—	0.1	3.2
Costs incurred—2010	—	1.0	—	—	1.0

Total costs at December 31, 2010	$2.6	$5.5	$3.1	$1.9	$13.1

        Other consists primarily of relocation costs.

2009 Actions

        In February 2009, the Board approved a plan to expand the Company's program to consolidate its manufacturing footprint in North America and China. The final plan provided for the closure of two additional plants, with those operations being moved to existing facilities in either North America or China or relocated to a new central facility in the United States. Another facility had originally been identified for closure, but its operations had improved substantially and therefore was removed from the program.

        The footprint consolidation pre-tax charge was estimated at approximately $11.7 million, including severance charges, relocation costs and asset write-downs. One-time tax charges of approximately $3.9 million were incurred as part of the relocations. Approximately 225 positions were eliminated by this program. Additionally, the Company spent approximately $3.3 million in capital expenditures to consolidate operations.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(4) Restructuring and Other (Income) Charges (Continued)

        The following table summarizes the total estimated pre-tax charges expected, incurred and remaining cost for the footprint consolidation-restructuring program initiated in 2009 by the Company's reportable segments:

	Total Expected Costs	Incurred through December 31, 2010	Remaining Costs
		(in millions)
North America	$2.7	$1.9	$0.8
China	9.2	9.2	—

Total	$11.9	$11.1	$0.8

        The Company does not expect to incur additional costs, as the project is substantially complete.

        Details of the Company's footprint consolidation-restructuring program through December 31, 2010 are as follows:

	Severance	Asset write- downs	Facility exit and other	Total
	(in millions)
Balance at December 31, 2008	$—	$—	$—	$—
Net pre-tax restructuring charges	1.7	7.5	0.1	9.3
Utilization	(1.7)	(7.5)	(0.1)	(9.3)

Balance at December 31, 2009	—	—	—	—
Net pre-tax restructuring charges	0.7	0.1	1.0	1.8
Utilization	(0.7)	(0.1)	(1.0)	(1.8)

Balance at December 31, 2010	$—	$—	$—	$—

2010 Actions

        On February 8, 2010, the Board approved a restructuring program with respect to the Company's operating facilities in France. The restructuring program is expected to include the consolidation of five facilities into two facilities. The consolidation of the three facilities includes two manufacturing sites and one distribution center. The program was originally expected to include pre-tax charges totaling approximately $12.5 million, including costs for severance, relocation, clean-up and certain asset write-downs, and result in the elimination of approximately 95 positions. The Company revised its forecast to $15.5 million primarily for additional severance and legal costs. Total net after-tax charges for this restructuring program are expected to be approximately $9.7 million (including $1.1 million in non-cash charges), with costs being incurred through 2011. The Company expects to spend approximately $6.6 million in capital expenditures to consolidate operations. The Company recorded certain severance costs related to this program in 2009 as the amounts related to contractual or statutory obligations.

        The following table summarizes the total expected, incurred and remaining pre-tax costs for the 2010 Europe footprint consolidation-restructuring program by the Company's reportable segments:

	Total Expected Costs	Incurred through December 31, 2010	Remaining Costs
	(in millions)
Europe	$15.5	$13.7	$1.8

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(4) Restructuring and Other (Income) Charges (Continued)

        Details of the Company's Europe footprint consolidation-restructuring program through December 31, 2010 are as follows:

	Severance	Asset write- downs	Facility exit and other	Total
	(in millions)
Balance at December 31, 2008	$—	$—	$—	$—
Net pre-tax restructuring charges	4.2	—	0.4	4.6
Utilization and foreign currency impact	—	—	(0.4)	(0.4)

Balance at December 31, 2009	4.2	—	—	4.2
Net pre-tax restructuring charges	2.9	1.7	4.5	9.1
Utilization and foreign currency impact	(1.7)	(1.7)	(4.5)	(7.9)

Balance at December 31, 2010	$5.4	$—	$—	$5.4

        The following table summarizes expected, incurred and remaining costs for 2010 Europe footprint consolidation-restructuring actions by type:

	Severance	Asset write- downs	Facility exit and other	Total
	(in millions)
Expected costs	$8.9	$1.7	$4.9	$15.5
Costs incurred—2009	(4.2)	—	(0.4)	(4.6)
Costs incurred—2010	(2.9)	(1.7)	(4.5)	(9.1)

Remaining costs at December 31, 2010	$1.8	$—	$—	$1.8

        The additional costs that incurred in the Company's Europe footprint consolidation-restructuring program primarily came from the unexpected number of employees that elected to make use of the severance plan, including some higher paid employees.

        On September 13, 2010, the Board approved a restructuring program with respect to certain of the Company's operating facilities in the United States. The restructuring program includes the shutdown of two manufacturing facilities in North Carolina. Operations at these facilities will be consolidated into the Company's manufacturing facilities in New Hampshire, Missouri and other locations. The program is expected to include pre-tax charges totaling approximately $4.9 million, including costs for severance, shutdown costs and equipment write-downs. Additionally, the Company is expecting pre-tax training and pre-production set-up costs of approximately $2.0 million. The total net after-tax charge for this restructuring program is expected to be approximately $4.1 million (including $0.4 million in non-cash charges), with costs being incurred through 2011. The Company expects to spend approximately $1.2 million in capital expenditures to consolidate operations. The restructuring program is expected to be completed by the end of the third quarter of 2011.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(4) Restructuring and Other (Income) Charges (Continued)

        The following table summarizes the total expected, incurred and remaining pre-tax costs for the 2010 North America footprint consolidation-restructuring program by the Company's reportable segments:

	Total Expected Costs	Incurred through December 31, 2010	Remaining Costs at December 31, 2010
	(in millions)
North America	$4.9	$2.0	$2.9

        Details of the Company's 2010 North America footprint consolidation-restructuring program through December 31, 2010 are as follows:

	Severance	Asset write- downs	Facility exit and other	Total
	(in millions)
Balance at December 31, 2009	$—	$—	$—	$—
Net pre-tax restructuring charges	2.0	—	—	2.0
Utilization	—	—	—	—

Balance at December 31, 2010	$2.0	$—	$—	$2.0

        The following table summarizes expected, incurred and remaining costs for 2010 North America footprint consolidation-restructuring actions by type:

	Severance	Asset write- downs	Facility exit and other	Total
	(in millions)
Expected costs	$1.9	$0.6	$2.4	$4.9
Costs incurred—2010	(2.0)	—	—	(2.0)

Remaining costs at December 31, 2010	$(0.1)	$0.6	$2.4	$2.9

(5) Business Acquisitions and Disposition

        On June 28, 2010, the Company acquired 100% of the outstanding stock of Austroflex Rohr-Isoliersysteme GmbH (Austroflex) for approximately $33.7 million. Austroflex is an Austrian-based manufacturer of pre-insulated flexible pipe systems for district heating, solar applications and under-floor radiant heating systems. The acquisition of Austroflex provides the Company with a full range of pre-insulated PEX tubing, pre-insulated solar tubes, under-floor heating insulation, and distribution capability and positions the Company as a major supplier of pre-insulated pipe systems in Europe. The Company completed a purchase price allocation that resulted in the recognition of $17.2 million of intangible assets and $12.3 million of goodwill. Intangible assets were based on fair value estimates and are comprised primarily of customer relationships with estimated useful lives of 8 years and trade names with indefinite lives. Goodwill is expected to be tax deductible up to a certain limit established under Austrian tax rules. Austroflex had annual sales prior to the acquisition of approximately $23.0 million.

        On April 13, 2010, the Company acquired 100% of the outstanding stock of Blue Ridge Atlantic Enterprises, Inc. (BRAE) located in Oakboro, North Carolina for up to $5.3 million, net of cash acquired. Of the total purchase price, $0.5 million was paid at closing and the remaining $4.8 million is contingent upon BRAE achieving a certain performance metric during the year ending December 31,

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(5) Business Acquisitions and Disposition (Continued)

2014, and, to the extent achieved, is expected to be paid in cash in 2015. The Company recognized a liability of $1.9 million as an estimate of the acquisition date fair value of the contingent consideration, which is based on the net present value of $3.7 million which is derived from the weighted probability of achievement of the performance metric as of the date of the acquisition. Failure to meet the performance metric would reduce this liability to $0, while complete achievement would increase this liability to the full remaining purchase price of $4.8 million. Any change in the fair value of the acquisition-related contingent consideration subsequent to the acquisition date is recognized in earnings in the period the estimated fair value changes. The excess fair value of the consideration transferred over the fair value of the net assets acquired of $2.7 million was allocated to goodwill and trade name. None of the goodwill is expected to be tax deductible. BRAE is a provider of engineered rain water harvesting solutions and addresses the commercial, industrial and residential markets. BRAE had annual sales prior to the acquisition of approximately $2.0 million.

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

        During the second quarter of 2008, the Company completed the acquisition of the remaining 40% ownership of its joint venture in China, TWT, for $3.3 million in cash. TWT manufactured products to support the U.S. operations as well as to sell into the local China market. In the third quarter of 2008, the Company relocated the business supporting the U.S. from TWT into an existing operation in China. The Company then entered into an agreement to sell TWT. Under this agreement, the Company determined that the risks and rewards of ownership of TWT were effectively transferred to the buyer as of October 18, 2008. The Company further determined that it was no longer the beneficiary of the operating results of TWT and therefore deconsolidated TWT as of October 18, 2008. The Company recognized a $1.1 million gain from the sale in 2009 upon the final approval of the transfer by Chinese government authority. See Note 3 for additional information concerning dispositions.

        The results of operations for BRAE are included in the Company's North America segment and the results of operations of Austroflex and Blücher are included in the Company's Europe segment since their respective acquisition dates and were not material to the Company's consolidated financial statements.

        Certain acquisition agreements from prior years contain earn-out provisions. In 2010, 2009 and 2008, the Company accrued approximately $0.5 million, $0.5 million and $0.4 million, respectively, for earn-out provisions which were charged to goodwill and were paid in the year following each earn-out. The calculations are typically based on a multiple of future gross margins or operating earnings as defined in the agreements.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(6) Accumulated Other Comprehensive Income (Loss)

        Accumulated other comprehensive income (loss) consists of the following:

	Foreign Currency Translation	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance December 31, 2008	$25.4	$(25.2)	$0.2
Change in period	26.2	3.7	29.9

Balance December 31, 2009	51.6	(21.5)	30.1
Change in period	(26.7)	(3.7)	(30.4)

Balance December 31, 2010	$24.9	$(25.2)	$(0.3)

(7) Inventories, net

        Inventories consist of the following:

	December 31,
	2010	2009
	(in millions)
Raw materials	$85.4	$88.0
Work in process	36.4	36.5
Finished goods	143.8	142.2

	$265.6	$266.7

        Raw materials, work-in-process and finished goods are net of valuation reserves of $23.9 million and $25.7 million as of December 31, 2010 and 2009, respectively. Finished goods of $14.7 million and $13.8 million as of December 31, 2010 and 2009, respectively, were consigned.

(8) Property, Plant and Equipment

        Property, plant and equipment consists of the following:

	December 31,
	2010	2009
	(in millions)
Land	$13.3	$13.7
Buildings and improvements	132.1	128.7
Machinery and equipment	297.8	300.4
Construction in progress	7.3	12.1

	450.5	454.9
Accumulated depreciation	(253.0)	(248.4)

	$197.5	$206.5

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(9) Income Taxes

        The significant components of the Company's deferred income tax liabilities and assets are as follows:

	December 31,
	2010	2009
	(in millions)
Deferred income tax liabilities:
Excess tax over book depreciation	$13.7	$16.4
Intangibles	29.3	30.5
Other	12.8	9.5

Total deferred tax liabilities	55.8	56.4
Deferred income tax assets:
Accrued expenses	17.9	21.6
Net operating loss carry-forward	8.1	10.0
Inventory reserves	9.4	6.3
Pension—accumulated other comprehensive income	15.8	13.4
Other	15.6	10.3

Total deferred tax assets	66.8	61.6
Less: valuation allowance	(9.1)	(9.8)

Net deferred tax assets	57.7	51.8

Net deferred tax assets (liabilities)	$1.9	$(4.6)

        The provision for income taxes from continuing operations is based on the following pre-tax income:

	Years Ended December 31,
	2010	2009	2008
	(in millions)
Domestic	$43.5	$21.5	$0.9
Foreign	51.0	50.8	67.1

	$94.5	$72.3	$68.0

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(9) Income Taxes (Continued)

        The provision for income taxes from continuing operations consists of the following:

	Years Ended December 31,
	2010	2009	2008
	(in millions)
Current tax expense:
Federal	$12.0	$1.9	$7.5
Foreign	20.5	23.5	24.2
State	2.9	0.6	1.9

	35.4	26.0	33.6

Deferred tax expense (benefit):
Federal	1.6	6.8	(0.2)
Foreign	(5.9)	(3.3)	(7.4)
State	0.3	1.8	(1.3)

	(4.0)	5.3	(8.9)

	$31.4	$31.3	$24.7

        Actual income taxes reported from continuing operations are different than would have been computed by applying the federal statutory tax rate to income from continuing operations before income taxes. The reasons for this difference are as follows:

	Years Ended December 31,
	2010	2009	2008
	(in millions)
Computed expected federal income expense	$33.0	$25.3	$23.8
State income taxes, net of federal tax benefit	2.1	1.5	0.4
Foreign tax rate differential	(3.3)	2.5	(6.9)
Valuation allowance	—	—	4.2
Goodwill impairment	—	—	3.2
Other, net	(0.4)	2.0	—

	$31.4	$31.3	$24.7

        At December 31, 2010, the Company has foreign net operating loss carry forwards of $31.5 million for income tax purposes; $1.0 million of the losses can be carried forward indefinitely, $7.6 million of the losses expire in 2015, $4.6 million expire in 2016, and $18.3 million expire between 2017-2019. The net operating losses consist of $1.0 million related to Austrian operations, $22.9 million to Netherland operations, and $7.6 related to Chinese operations.

        At December 31, 2010, the Company had a valuation allowance of $9.1 million. In the U.S., $6.9 million relates to capital losses as management believes it is not more likely than not that the Company would use such losses within the applicable carryforward period. In China, a valuation allowance of $2.2 million relates to the deferred tax assets of TWVC, a Chinese subsidiary, that the Company believes will not be utilized. The Company does not have a valuation allowance on other deferred tax assets, as management believes that it is more likely than not that the Company will recover the net deferred tax assets.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(9) Income Taxes (Continued)

        Enacted changes in income tax laws had no material effect on the Company in 2010, 2009 or 2008.

        Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $313.0 million at December 31, 2010, $320.3 million at December 31, 2009, and $311.7 million at December 31, 2008. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been recorded thereon. Upon distribution of those earnings, in the form of dividends or otherwise, the Company will be subject to withholding taxes payable to the various foreign countries. Determination of the amount of U.S. income tax liability that would be incurred is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits may be available to reduce some portion of any U.S. income tax liability. Withholding taxes of approximately $7.2 million would be payable upon remittance of all previously unremitted earnings at December 31, 2010.

(10) Accrued Expenses and Other Liabilities

        Accrued expenses and other liabilities consist of the following:

	December 31,
	2010	2009
	(in millions)
Commissions and sales incentives payable	$35.9	$37.2
Accrued product liability and workers' compensation	29.4	32.5
Other	43.0	34.2
Income taxes payable	7.3	2.0

	$115.6	$105.9

(11) Financing Arrangements

        Long-term debt consists of the following:

	December 31,
	2010	2009
	(in millions)
5.85% notes due April 2016	$225.0	$225.0
4.87% notes due May 2010	—	50.0
5.47% notes due May 2013	75.0	75.0
5.05% notes due June 2020	75.0	—
Other—consists primarily of European borrowings (at interest rates ranging from 4.1% to 6.0%)	3.7	4.9

	378.7	354.9
Less Current Maturities	0.7	50.9

	$378.0	$304.0

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(11) Financing Arrangements (Continued)

        Principal payments during each of the next five years and thereafter are due as follows (in millions): 2011—$0.7; 2012—$0.7; 2013—$75.7; 2014—$0.7; 2015—$0.8 and thereafter—$300.1.

        The Company maintains letters of credit that guarantee its performance or payment to third parties in accordance with specified terms and conditions. Amounts outstanding were approximately $34.9 million as of December 31, 2010 and $37.0 million as of December 31, 2009. The Company's letters of credit are primarily associated with insurance coverage and to a lesser extent foreign purchases. The Company's letters of credit generally expire within one year of issuance and are drawn down against the revolving credit facility. These instruments may exist or expire without being drawn down. Therefore, they do not necessarily represent future cash flow obligations.

        On June 18, 2010, the Company entered into a note purchase agreement with certain institutional investors (the 2010 Note Purchase Agreement). Pursuant to the 2010 Note Purchase Agreement, the Company issued senior notes of $75.0 million in principal, due June 18, 2020. The Company will pay interest on the outstanding balance of the Notes at the rate of 5.05% per annum, payable semi-annually on June 18 and December 18 until the principal on the Notes shall become due and payable. The Company may, at its option, upon notice, and subject to the terms of the 2010 Note Purchase Agreement, prepay at any time all or part of the Notes in an amount not less than $1 million by paying the principal amount plus a make-whole amount (as defined in the 2010 Note Purchase Agreement).

        The 2010 Note Purchase Agreement includes operational and financial covenants, with which the Company is required to comply, including, among others, maintenance of certain financial ratios and restrictions on additional indebtedness, liens and dispositions. Events of defaults under the 2010 Note Purchase Agreement include failure to comply with the financial and operational covenants, as well as bankruptcy and other insolvency events. If an event of default occurs and is continuing, then a majority of the note holders have the right to accelerate and require the Company to repay all the outstanding notes under the 2010 Note Purchase Agreement. In limited circumstances, such acceleration is automatic. As of December 31, 2010, the Company was in compliance with all covenants related to the 2010 Note Purchase Agreement.

        On June 18, 2010, the Company entered into a credit agreement (the Credit Agreement) among the Company, certain subsidiaries of the Company who become borrowers under the Credit Agreement, Bank of America, N.A., as Administrative Agent, swing line lender and letter of credit issuer, and the other lenders referred to therein. The Credit Agreement provides for a $300 million, five-year, senior unsecured revolving credit facility which may be increased by an additional $150 million under certain circumstances and subject to the terms of the Credit Agreement. The Credit Agreement has a sublimit of up to $75.0 million in letters of credit. The Credit Agreement replaced the 2006 unsecured revolving credit facility.

        Borrowings outstanding under the Credit Agreement bear interest at a fluctuating rate per annum equal to (i) in the case of Eurocurrency rate loans, the British Bankers Association LIBOR rate plus an applicable percentage, ranging from 1.70% to 2.30%, determined by reference to the Company's consolidated leverage ratio plus, in the case of certain lenders, a mandatory cost calculated in accordance with the terms of the Credit Agreement, or (ii) in the case of base rate loans and swing line loans, the highest of (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such day as announced by Bank of America, N.A. as its "prime rate," and (c) the British Bankers Association LIBOR rate plus 1.0%, plus an applicable percentage, ranging from 0.70% to 1.30%, determined by reference to the Company's consolidated leverage ratio. In addition to paying interest under the Credit

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(11) Financing Arrangements (Continued)

Agreement, the Company is also required to pay certain fees in connection with the credit facility, including, but not limited to, a facility fee and letter of credit fees. The Credit Agreement expires on June 18, 2015. The Company may repay loans outstanding under the Credit Agreement from time to time without premium or penalty, other than customary breakage costs, if any, and subject to the terms of the Credit Agreement.

        Under the Credit Agreement, the Company is required to satisfy and maintain specified financial ratios and other financial condition tests. As of December 31, 2010, the Company was in compliance with all covenants related to the Credit Agreement and had $265.3 million of unused and available credit under the Credit Agreement and $34.7 million of stand-by letters of credit outstanding on the Credit Agreement. There were no borrowings under the Credit Agreement at December 31, 2010.

        On April 27, 2006, the Company completed a private placement of $225.0 million of 5.85% senior unsecured notes due April 2016 (the 2006 Note Purchase Agreement). The 2006 Note Purchase Agreement includes operational and financial covenants, with which the Company is required to comply, including, among others, maintenance of certain financial ratios and restrictions on additional indebtedness, liens and dispositions. Events of default under the 2006 Note Purchase Agreement include failure to comply with its financial and operational covenants, as well as bankruptcy and other insolvency events. The Company may, at its option, upon notice to the noteholders, prepay at any time all or part of the Notes in an amount not less than $1.0 million by paying the principal amount plus a make-whole amount, which is dependent upon the yield of respective U.S. Treasury Securities. As of December 31, 2010, the Company was in compliance with all covenants related to the 2006 Note Purchase Agreement. The payment of interest on the senior unsecured notes is due semi-annually on April 30th and October 30th of each year.

        On May 15, 2003, the Company completed a private placement of $125.0 million of senior unsecured notes consisting of $50.0 million principal amount of 4.87% senior notes due 2010 and $75.0 million principal amount of 5.47% senior notes due May 2013. The payment of interest on the senior unsecured notes was due semi-annually on May 15th and November 15th of each year. In May 2010, the Company repaid $50.0 million in principal of 4.87% senior notes due upon maturity. As of December 31, 2010, the Company was in compliance with all covenants related to the note purchase agreement.

(12) Common Stock

        The Class A Common Stock and Class B Common Stock have equal dividend and liquidation rights. Each share of the Company's Class A Common Stock is entitled to one vote on all matters submitted to stockholders and each share of Class B Common Stock is entitled to ten votes on all such matters. Shares of Class B Common Stock are convertible into shares of Class A Common Stock, on a one-to-one basis, at the option of the holder. As of December 31, 2010, the Company has reserved a total of 3,668,183 of Class A Common Stock for issuance under its stock-based compensation plans and 6,953,680 shares for conversion of Class B Common Stock to Class A Common Stock.

        In November 2007, the Company announced that its Board of Directors had authorized a repurchase of up to 3.0 million shares of its Class A Common Stock. As of December 31, 2010, the Company had repurchased 2.45 million shares of stock for a total cost of $68.1 million. The Company has not repurchased any shares of stock since 2008.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(13) Stock-Based Compensation

        The Company maintains three stock incentive plans under which key employees and outside directors have been granted incentive stock options (ISOs) and nonqualified stock options (NSOs) to purchase the Company's Class A Common Stock. Only one plan, the 2004 Stock Incentive Plan, is currently available for the grant of new equity awards. Stock options granted under prior plans became exercisable over a five-year period at the rate of 20% per year and expire ten years after the date of grant. Under the 2004 Stock Incentive Plan, options become exercisable over a four-year period at the rate of 25% per year and expire ten years after the grant date. ISOs and NSOs granted under the plans may have exercise prices of not less than 100% and 50% of the fair market value of the Class A Common Stock on the date of grant, respectively. The Company's current practice is to grant all options at fair market value on the grant date. At December 31, 2010, 2,003,598 shares of Class A Common Stock were authorized for future grants of new equity awards under the Company's stock incentive plans.

        The Company grants shares of restricted stock to key employees and non-employee members of the Company's Board of Directors under the 2004 Stock Incentive Plan, which vest either immediately, over a one-year period, or over a three-year period at the rate of one-third per year. The restricted stock awards are amortized to expense on a straight-line basis over the vesting period.

        The Company also has a Management Stock Purchase Plan that allows for the granting of restricted stock units (RSUs) to key employees. On an annual basis, key employees may elect to receive a portion of their annual incentive compensation in RSUs instead of cash. Each RSU provides the key employee with the right to purchase a share of Class A Common Stock at 67% of the fair market value on the date of grant. RSUs vest ratably over a three-year period from the grant date. An aggregate of 2,000,000 shares of Class A Common Stock may be issued under the Management Stock Purchase Plan.

2004 Stock Incentive Plan

        At December 31, 2010, total unrecognized compensation cost related to the unvested stock options was approximately $5.2 million with a total weighted average remaining term of 3.0 years. For 2010, 2009 and 2008, the Company recognized compensation cost of $1.7 million, $1.7 million and $2.3 million, respectively, in selling, general and administrative expenses.

        The following is a summary of stock option activity and related information:

	Years Ended December 31,
	2010			2009		2008
	Options	Weighted Average Exercise Price	Intrinsic Value	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
	(Options in thousands)
Outstanding at beginning of year	1,300	$26.25		1,216	$26.07	1,168	$25.32
Granted	282	33.65		214	26.34	202	29.35
Cancelled/Forfeitures	(94)	23.33		(101)	27.63	(68)	31.68
Exercised	(185)	19.69		(29)	14.23	(86)	19.08

Outstanding at end of year	1,303	$29.00	$7.59	1,300	$26.25	1,216	$26.07

Exercisable at end of year	769	$27.56	$9.02	882	$24.98	800	$23.22

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(13) Stock-Based Compensation (Continued)

        As of December 31, 2010, the aggregate intrinsic values of exercisable options were approximately $6.9 million, representing the total pre-tax intrinsic value, based on the Company's closing Class A Common Stock price of $36.59 as of December 31, 2010, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised for 2010, 2009 and 2008 was approximately $2.7 million, $0.3 million and $0.8 million, respectively.

        Upon exercise of options, the Company issues shares of Class A Common Stock.

        The following table summarizes information about options outstanding at December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(Options in thousands)
$10.56–$14.08	6	1.34	$10.58	6	$10.58
$14.09–$17.60	161	2.17	16.78	161	16.78
$17.61–$28.16	306	6.60	25.82	165	25.37
$28.17–$31.68	156	7.58	29.35	76	29.35
$31.69–$35.21	674	7.21	33.44	361	33.29

	1,303	6.46	$29.00	769	$27.56

        The fair value of each option granted under the 2004 Stock Incentive Plan is estimated on the date of grant, using the Black-Scholes-Merton Model, based on the following weighted average assumptions:

	Years Ended December 31,
	2010	2009	2008
Expected life (years)	6.0	6.0	6.0
Expected stock price volatility	41.3%	41.2%	35.6%
Expected dividend yield	1.3%	1.7%	1.5%
Risk-free interest rate	1.9%	2.8%	3.5%

        The risk-free interest rate is based upon the U.S. Treasury yield curve at the time of grant for the respective expected life of the option. The expected life (estimated period of time outstanding) of options and volatility were calculated using historical data. The expected dividend yield of stock is the Company's best estimate of the expected future dividend yield. The Company applied an estimated forfeiture rate of 6.75%, 6.75% and 15.0% for 2010, 2009 and 2008, respectively, for its stock options. These rates were calculated based upon historical activity and are an estimate of granted shares not expected to vest. If actual forfeitures differ from the expected rates, the Company may be required to make additional adjustments to compensation expense in future periods.

        The above assumptions were used to determine the weighted average grant-date fair value of stock options of $12.36, $9.70 and $10.10 for the years ending December 31, 2010, 2009 and 2008, respectively.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(13) Stock-Based Compensation (Continued)

        The following is a summary of unvested restricted stock activity and related information:

	Years Ended December 31,
	2010		2009		2008
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Unvested at beginning of year	117	$28.20	115	$31.28	89	$34.05
Granted	105	33.65	86	26.21	80	29.35
Cancelled/Forfeitures	(7)	28.09	(16)	29.15	(7)	33.71
Vested	(53)	29.24	(68)	30.62	(47)	32.92

Unvested at end of year	162	$31.39	117	$28.20	115	$31.28

        The total fair value of shares vested during 2010, 2009 and 2008 was $1.5 million, $2.1 million and $1.4 million, respectively. At December 31, 2010, total unrecognized compensation cost related to unvested restricted stock was approximately $4.1 million with a total weighted average remaining term of 2.1 years. For 2010, 2009 and 2008, the Company recognized compensation costs of $1.8 million, $2.0 million and $1.8 million, respectively, in selling, general and administrative expenses. The Company applied an estimated forfeiture rate of 9.75%, 5.2% and 10.0% for 2010, 2009 and 2008, respectively, for restricted stock issued to key employees. The aggregate intrinsic value of restricted stock granted and outstanding approximated $5.9 million representing the total pre-tax intrinsic value based on the Company's closing Class A Common Stock price of $36.59 as of December 31, 2010.

Management Stock Purchase Plan

        Total unrecognized compensation cost related to unvested RSUs was approximately $1.8 million at December 31, 2010 with a total weighted average remaining term of 1.9 years. For 2010, 2009 and 2008 the Company recognized compensation cost of $1.2 million, $1.2 million and $1.2 million, respectively, in selling, general and administrative expenses. Dividends declared for RSUs, that are paid to individuals, that remain unpaid at December 31, 2010 total approximately $0.2 million.

        A summary of the Company's RSU activity and related information is shown in the following table:

	Years Ended December 31,
	2010			2009		2008
	RSUs	Weighted Average Purchase Price	Intrinsic Value	RSUs	Weighted Average Purchase Price	RSUs	Weighted Average Purchase Price
	(RSU's in thousands)
Outstanding at beginning of period	350	$18.13		297	$21.86	366	$18.98
Granted	159	19.87		150	13.25	60	19.09
Cancelled/Forfeitures	(21)	16.68		(7)	18.08	(19)	23.23
Settled	(127)	23.95		(90)	22.31	(110)	22.06

Outstanding at end of period	361	$16.92	$19.67	350	$18.13	297	$21.86

Vested at end of period	105	$15.21	$21.38	131	$21.12	133	$20.27

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(13) Stock-Based Compensation (Continued)

        As of December 31, 2010, the aggregate intrinsic values of outstanding and vested RSUs were approximately $7.1 million and $2.2 million, respectively, representing the total pre-tax intrinsic value, based on the Company's closing Class A Common Stock price of $36.59 as of December 31, 2010, which would have been received by the RSUs holders had all RSUs settled as of that date. The total intrinsic value of RSUs settled for 2010, 2009 and 2008 was approximately $0.7 million, $0.1 million and $0.7 million, respectively. Upon settlement of RSUs, the Company issues shares of Class A Common Stock.

        The following table summarizes information about RSUs outstanding at December 31, 2010:

	RSUs Outstanding			RSUs Vested
Range of Purchase Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Purchase Price	Number Vested	Weighted Average Purchase Price
	(RSUs in thousands)
$7.04–$10.56	22	2.5	$9.92	22	$9.92
$10.57–$17.60	128	1.2	13.25	43	13.25
$17.61–$21.11	203	1.7	19.69	32	19.09
$21.12–$24.64	5	2.3	22.65	5	22.65
$24.65–$25.73	3	1.1	25.73	3	25.73

	361	1.7	$16.92	105	$15.21

        The fair value of each share issued under the Management Stock Purchase Plan is estimated on the date of grant, using the Black-Scholes-Merton Model, based on the following weighted average assumptions:

	Years Ended December 31,
	2010	2009	2008
Expected life (years)	3.0	3.0	3.0
Expected stock price volatility	45.6%	45.0%	37.2%
Expected dividend yield	1.5%	2.2%	1.5%
Risk-free interest rate	1.5%	1.4%	2.2%

        The risk-free interest rate is based upon the U.S. Treasury yield curve at the time of grant for the respective expected life of the RSUs. The expected life (estimated period of time outstanding) of RSUs and volatility were calculated using historical data. The expected dividend yield of stock is the Company's best estimate of the expected future dividend yield. The Company applied an estimated forfeiture rate of 6.3% of 5.2% and 10.0% for 2010, 2009 and 2008, respectively, for its RSUs. These rates were calculated based upon historical activity and are an estimate of granted shares not expected to vest. If actual forfeitures differ from the expected rates, the Company may be required to make additional adjustments to compensation expense in future periods.

        The above assumptions were used to determine the weighted average grant-date fair value of RSUs granted of $12.81, $8.14 and $11.44 during 2010, 2009 and 2008, respectively.

        The Company distributed dividends of $0.44 per share for 2010, 2009 and 2008 on the Company's Class A Common Stock and Class B Common Stock.

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

        The funded status of the defined benefit plans and amounts recognized in the consolidated balance sheet are as follows:

	December 31,
	2010	2009
	(in millions)
Change in projected benefit obligation
Balance at beginning of the year	$96.1	$87.1
Service cost	4.6	4.1
Administration cost	(1.0)	(0.7)
Interest cost	5.7	5.2
Actuarial loss	10.2	3.2
Benefits paid	(3.0)	(2.8)

Balance at end of year	$112.6	$96.1

Change in fair value of plan assets
Balance at beginning of the year	$66.6	$44.9
Actual (loss) gain on assets	7.4	9.0
Employer contributions	20.3	16.2
Administration cost	(1.0)	(0.7)
Benefits paid	(3.0)	(2.8)

Fair value of plan assets at end of the year	$90.3	$66.6

Funded status at end of year	$(22.3)	$(29.5)

        Amounts recognized in the consolidated balance sheet are as follows:

	December 31,
	2010	2009
	(in millions)
Current liabilities	$(0.1)	$(0.1)
Noncurrent liabilities	(22.2)	(29.4)

Net amount recognized	$(22.3)	$(29.5)

        Amounts recognized in accumulated other comprehensive income consist of:

	December 31,
	2010	2009
	(in millions)
Net actuarial loss	$39.3	$32.8
Prior service cost	1.7	2.0

Net amount recognized	$41.0	$34.8

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(14) Employee Benefit Plans (Continued)

        Information for pension plans with an accumulated benefit obligation in excess of plan assets are as follows:

	December 31,
	2010	2009
	(in millions)
Projected benefit obligation	$112.6	$96.1
Accumulated benefit obligation	$102.8	$88.2
Fair value of plan assets	$90.3	$66.6

        The components of net periodic benefit cost are as follows:

	Years Ended December 31,
	2010	2009	2008
	(in millions)
Service cost—benefits earned	$4.6	$4.1	$3.4
Interest costs on benefits obligation	5.7	5.2	4.7
Expected return on assets	(6.0)	(4.0)	(4.9)
Prior service cost amortization	0.3	0.3	0.2
Net actuarial loss amortization	2.3	3.0	0.4

Net periodic benefit cost	$6.9	$8.6	$3.8

        The estimated net actuarial loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year are $2.3 million and $0.3 million, respectively.

        Assumptions:

        Weighted-average assumptions used to determine benefit obligations:

	December 31,
	2010	2009
Discount rate	5.50%	6.00%
Rate of compensation increase	4.00%	4.00%

        Weighted-average assumptions used to determine net periodic benefit costs:

	Years Ended December 31,
	2010	2009	2008
Discount rate	6.00%	6.00%	6.00%
Long-term rate of return on assets	8.50%	8.50%	8.50%
Rate of compensation increase	4.00%	4.00%	4.00%

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

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(14) Employee Benefit Plans (Continued)

Plan assets:

        The weighted average asset allocations by asset category is as follows:

	December 31,
Asset Category	2010	2009
Equity securities	42.5%	60.6%
Debt securities	40.2	33.4
Other(a)	17.3	6.0

Total	100.0%	100.0%

(a)
Allocation as of December 31, 2010 includes in other $10.1 million of cash which was received and invested on December 28, 2010, but did not settle until January 3, 2011.

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

        Prohibited investments include, but are not limited to the following: futures contracts, private placements, options, limited partnerships, venture-capital investments, interest-only (IO), principal-only (PO), and residual tranche CMOs, and Watts Water Technologies, Inc. stock.

        Prohibited transactions include, but are not limited to the following: short selling and margin transactions.

        Allowable assets include: cash equivalents, fixed income securities, equity securities, mutual funds, and GICs.

        Specific guidelines regarding allocation of assets are as follows: equities shall comprise between 25% and 75% of the total portfolio, while fixed income shall comprise between 30% and 65%. Investment performance is monitored on a regular basis and investments are re-allocated to stay within specific guidelines. An equity/fixed income allocation of 50%/50% is preferred. The securities of any one company or government agency should not exceed 10% of the total fund, and no more than 20% of the total fund should be invested in any one industry. Individual treasury securities may represent 50% of the total fund, while the total allocation to treasury bonds and notes may represent up to 100% of the Plan's aggregate bond position.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(14) Employee Benefit Plans (Continued)

        The following table presents the investments in the pension plan measured at fair value at December 31, 2010:

	Level 1	Level 2	Level 3	Total
	(in millions)
Money market funds	$—	$10.1	$—	$10.1
Equity securities
U.S. equity securities(a)	12.5	—	—	12.5
Non-U.S. equity securities(a)	9.0	—	—	9.0
Other equity securities(b)	16.9	—	—	16.9
Debt securities
U.S. government	10.1	—	—	10.1
U.S. and non-U.S. corporate(c)	—	26.2	—	26.2
Other investments(d)	5.2	0.3	—	5.5

Total investments	$53.7	$36.6	$—	$90.3

(a)
Includes investments in common stock from diverse industries

(b)
Includes investments in index and exchange-traded funds

(c)
Includes investment grade bonds from diverse industries

(d)
Includes investments in real estate investment funds, exchange-traded funds and commodity mutual funds

Cash flows:

        The information related to the Company's pension funds cash flow is as follows:

	December 31,
	2010	2009
	(in millions)
Employer Contributions	$20.3	$16.2
Benefit Payments	$3.0	$2.8

        The Company expects to contribute approximately $10.0 million in 2011.

        Expected benefit payments to be paid by the pension plans are as follows:

(in millions)
During fiscal year ending December 31, 2011	$3.6
During fiscal year ending December 31, 2012	$4.0
During fiscal year ending December 31, 2013	$4.4
During fiscal year ending December 31, 2014	$4.8
During fiscal year ending December 31, 2015	$5.4
During fiscal year ending December 31, 2016 through December 31, 2020	$35.6

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(14) Employee Benefit Plans (Continued)

        Additionally, substantially all of the Company's domestic employees are eligible to participate in certain 401(k) savings plans. Under these plans, the Company matches a specified percentage of employee contributions, subject to certain limitations. The Company's match contributions (included in selling, general and administrative expense) for the year ended December 31, 2010 and 2009 were $0.5 million in each year, respectively, and for the year ended December 31, 2008 was $0.6 million. Charges for European pension plans approximated $3.5 million, $2.8 million and $3.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. These costs relate to plans administered by certain European subsidiaries, with benefits calculated according to government requirements and paid out to employees upon retirement or change of employment.

        The Company entered into a Supplemental Compensation Agreement (the Agreement) with Timothy P. Horne on September 1, 1996. Per the Agreement, upon ceasing to be an employee of the Company, Mr. Horne must make himself available, as requested by the Board, to work a minimum of 300 but not more than 500 hours per year as a consultant in return for certain annual compensation as long as he is physically able to do so. If Mr. Horne complies with the consulting provisions of the agreement above, he shall receive supplemental compensation on an annual basis of $0.4 million per year, subject to cost of living increases each year, in exchange for the services performed, as long as he is physically able to do so. In the event of physical disability, subsequent to commencing consulting services for the Company, Mr. Horne will continue to receive this payment annually. The payment for consulting services provided by Mr. Horne will be expensed as incurred by the Company. Mr. Horne retired effective December 31, 2002, and therefore the Supplemental Compensation period began on January 1, 2003. In accordance with GAAP, the Company accrues for the future post-retirement disability benefits over the period from January 1, 2003, to the time in which Mr. Horne becomes physically unable to perform his consulting services (the period in which the disability benefits are earned).

(15) Contingencies and Environmental Remediation

James Jones Litigation

        The Company was party to a lawsuit filed by Nora Armenta in California Superior Court against us, James Jones Company, Mueller Co. and Tyco International (the "Armenta case") and a separate lawsuit filed in California Superior Court on behalf of the City of Banning, California and 42 other cities and water districts in California against the Company, James Jones Company and Mueller Co. (the "City of Banning case"). At a mediation session held with the California Superior Court on June 9-10, 2009, the parties to the Armenta case and the City of Banning case agreed in principle to settle both cases. An agreement in principle also was reached to settle the related insurance coverage cases Watts Industries, Inc. vs. Zurich American Insurance Company, et al., and Zurich American Insurance Company vs. Watts Industries, Inc., et al., pending in California Superior Court; and Zurich American Insurance Company vs. Watts Industries, Inc. and James Jones Company, pending in the United States District Court for the Northern District of Illinois, Eastern Division. The settlement of the insurance coverage cases was effective and binding upon approval of the settlement of the underlying Armenta case and City of Banning case.

        The settlement agreement was approved by the plaintiffs in both the Armenta and City of Banning cases and, at the fairness hearing held on November 5, 2009, the California Superior Court approved the settlement of the Armenta case and City of Banning case. Based on the contemporaneous final settlement of the underlying insurance coverage cases, the Company's contribution to the settlement was $15.3 million. As a result of the settlements, all lawsuits and all claims were dismissed. In addition,

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(15) Contingencies and Environmental Remediation (Continued)

separate from the settlement, the Company paid its outside counsel an additional $5.0 million for services rendered in connection with the above described litigation.

        As a result of the settlement of the above described litigation, the Company recorded a non-cash, pre-tax gain in discontinued operations of approximately $9.5 million in 2009 to reduce previously recorded estimates of the loss and related fees to the amounts noted above.

Foreign Corrupt Practices Act Investigation

        In 2009, the Company conducted an investigation into payments made by employees of CWV, at that time an indirect wholly-owned subsidiary of the Company in China, to individuals associated with state-owned agencies that may violate the United States Foreign Corrupt Practices Act (FCPA). The Company voluntarily disclosed this matter to the Securities and Exchange Commission (SEC) and the Department of Justice (DOJ). The Company had engaged in negotiations with the staff of the SEC and DOJ to resolve potential violations of the FCPA relating to these payments. Those negotiations reached a stage at which the Company was able to estimate a probable pre-tax charge in connection with these matters of approximately $5.3 million, which amount includes estimated disgorgement of profits and interest. This has been reflected in its results for the year ended December 31, 2010. The Company had recorded this charge, net of tax, in discontinued operations as these potential violations pertained to CWV, which had been classified as discontinued operations in 2009. The Company sold CWV in January 2010. There is currently no definitive agreement with the SEC staff or DOJ for the resolution of this matter, including with respect to any disgorgement of profits, fines, penalties or interest payment, and any agreement will be subject to the approval by the Commissioners of the SEC and senior DOJ personnel. Therefore, there can be no assurance that the Company's negotiations with the SEC staff and DOJ will result in a definitive agreement, and the amount of the loss upon final disposition of these matters may exceed the Company's current estimate.

Environmental Remediation

        The Company has been named as a potentially responsible party with respect to a limited number of identified contaminated sites. The levels of contamination vary significantly from site to site as do the related levels of remediation efforts. Environmental liabilities are recorded based on the most probable cost, if known, or on the estimated minimum cost of remediation. The Company accrues estimated environmental liabilities based on assumptions, which are subject to a number of factors and uncertainties. Circumstances that can affect the reliability and precision of these estimates include identification of additional sites, environmental regulations, level of cleanup required, technologies available, number and financial condition of other contributors to remediation and the time period over which remediation may occur. The Company recognizes changes in estimates as new remediation requirements are defined or as new information becomes available.

        Based on the facts currently known to it, the Company does not believe that the ultimate outcome of these matters will have a material adverse effect on its liquidity, financial condition or results of operations. Some of its environmental matters are inherently uncertain and there exists a possibility that the Company may ultimately incur losses from these matters in excess of the amount accrued. However, the Company cannot currently estimate the amount of any such additional losses.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(15) Contingencies and Environmental Remediation (Continued)

Asbestos Litigation

        The Company is defending approximately 101 lawsuits in different jurisdictions, with the greatest number filed in Mississippi and California state courts, alleging injury or death as a result of exposure to asbestos. The complaints in these cases typically name a large number of defendants and do not identify any particular Watts products as a source of asbestos exposure. To date, the Company has obtained a dismissal in every case before it has reached trial because discovery has failed to yield evidence of substantial exposure to any Watts products. Based on the facts currently known to the Company, it does not believe that the ultimate outcome of these claims will have a material adverse effect on its liquidity, financial condition or results of operations.

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

        The fair value of the Company's 5.47% senior notes due 2013, 5.85% senior notes due 2016 and 5.05% senior notes due 2020 is based on quoted market prices of similar notes (level 2). The fair value of the Company's variable rate debt approximates its carrying value. The carrying amount and the estimated fair market value of the Company's long-term debt, including the current portion, are as follows:

	December 31,
	2010	2009
	(in millions)
Carrying amount	$378.7	$354.9
Estimated fair value	$407.5	$360.9

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(16) Financial Instruments (Continued)

Derivative Instruments

        The Company measures certain financial assets and liabilities at fair value on a recurring basis, including foreign currency derivatives, deferred compensation plan assets and related liability, and metal derivatives. The fair value of these certain financial assets and liabilities was determined using the following inputs at December 31, 2010:

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Assets
Plan asset for deferred compensation(1)	$3.7	$3.7	$—	$—

Total assets	$3.7	$3.7	$—	$—

Liabilities
Foreign currency derivatives(2)	$0.4	$—	$0.4	$—
Plan liability for deferred compensation(3)	3.7	3.7	—	—
Contingent consideration(3)	1.9	—	—	1.9

Total liabilities	$6.0	$3.7	$0.4	$1.9

(1)
Included in other, net on the Company's consolidated balance sheet.

(2)
Included in accrued expenses and other liabilities on the Company's consolidated balance sheet.

(3)
Included in other noncurrent liabilities on the Company's consolidated balance sheet.

        The table below provides a summary of the changes in fair value of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period December 31, 2009 to December 31, 2010.

			Total realized and unrealized gains (losses) included in:
	Balance December 31, 2009	Purchases, sales, settlements, net	Earnings	Comprehensive income	Balance December 31, 2010
	(in millions)
Trading securities	$6.5	$(6.5)	$—	$—	$—
Contingent consideration	$—	$1.9	$—	$—	$1.9

        The Company elected to participate in a settlement offer from UBS, AG (UBS) for all of its outstanding auction rate securities (ARS) investments. Under the terms of the settlement offer, the Company was issued rights by UBS entitling the Company to require UBS to purchase the underlying ARS at par value during the period from June 30, 2010, through July 2, 2012. The Company elected to exercise this right and, on July 1, 2010 received $6.3 million from UBS in settlement of all outstanding ARS investments. The Company had previously received $0.2 million from UBS during the first quarter of 2010. The Company recorded income of approximately $0.1 million and $0.4 million to other (income) expense in the consolidated statement of operations for its investment in ARS in 2010 and 2009, respectively.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(16) Financial Instruments (Continued)

        As discussed in Note 5, a contingent liability of $1.9 million was recognized as an estimate of the acquisition date fair value of the contingent consideration in the BRAE acquisition. This liability was classified as Level 3 under the fair value hierarchy as it was based on the weighted probability of achievement of a future performance metric as of the date of the acquisition, which was not observable in the market.

        Short-term investment securities as of December 31, 2010 consist of certificates of deposit with remaining maturities of greater than three months at the date of purchase, for which the carrying amount is a reasonable estimate of fair value.

        Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase and consist primarily of U.S. treasury bills and money market funds, for which the carrying amount is a reasonable estimate of fair value.

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

        The Company has exposure to a number of foreign currency rates, including the Canadian Dollar, the Euro, the Chinese Yuan and the British Pound. To manage this risk, the Company generally uses a layering methodology whereby at the end of any quarter, the Company has generally entered into forward exchange contracts which hedge approximately 50% of the projected intercompany purchase transactions for the next twelve months. The Company primarily uses this strategy for the purchases between Canada and the U.S. The average volume of contracts can vary but generally approximates $9 to $15 million in open contracts at the end of any given quarter. At December 31, 2010, the Company had contracts for notional amounts aggregating approximately $9.0 million. The Company accounts for the forward exchange contracts as an economic hedge. Realized and unrealized gains and losses on the contracts are recognized in other (income) expense in the consolidated statement of operations. These contracts do not subject the Company to significant market risk from exchange movement because they offset gains and losses on the related foreign currency denominated transactions.

        In 2008, the Company entered into a series of copper swaps to fix the price per pound for copper from October 2008 through September 2009 for 1 million pounds to be delivered over 12 months for one customer. The Company determined that these copper swaps did not qualify for hedge accounting and accounted for these financial instruments as an economic hedge. Therefore, any changes in the fair value of the copper swaps were recorded immediately in the consolidated statement of operations. The Company does not enter into swap or forward contracts for speculative purposes. As of December 31, 2010 and 2009, the Company had no outstanding swaps.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(16) Financial Instruments (Continued)

        The following table discloses the fair values of derivative instruments on the Company's balance sheet as of December 31, 2010 and 2009:

Liability Derivatives	Balance Sheet Location	Fair Value
		2010	2009
		(in millions)
Foreign currency derivatives	Accrued expenses and other liabilities	$0.4	$0.9

        The following table discloses the impact of derivative instruments on the Company's operations for 2010, 2009 and 2008:

		Amount of Gain or (Loss) Recognized in Income on Derivatives
	Location of Gain or (Loss) Recognized in Income on Derivatives
Derivatives
		2010	2009	2008
		(in millions)
Foreign currency derivatives	Other income (expense)	$0.5	$(1.1)	$0.1
Copper swap	Other income (expense)	—	0.3	(1.6)

Total		$0.5	$(0.8)	$(1.5)

Leases

        The Company leases certain manufacturing facilities, sales offices, warehouses, and equipment. Generally, the leases carry renewal provisions and require the Company to pay maintenance costs. Future minimum lease payments under capital leases and non-cancelable operating leases as of December 31, 2010 are as follows:

	Capital Leases	Operating Leases
	(in millions)
2011	$1.5	$8.2
2012	1.4	6.2
2013	1.4	5.2
2014	1.4	4.0
2015	1.4	2.6
Thereafter	6.4	3.1

Total	$13.5	$29.3

Less amount representing interest (at rates ranging from 4.2% to 8.7%)	(1.9)

Present value of net minimum capital lease payments	11.6
Less current installments of obligations under capital leases	(1.2)

Obligations under capital leases, excluding installments	$10.4

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(16) Financial Instruments (Continued)

        Carrying amounts of assets under capital lease include:

	December 31,
	2010	2009
	(in millions)
Buildings	$17.0	$18.2
Machinery and equipment	1.7	2.3

	18.7	20.5
Less accumulated depreciation	(3.7)	(3.6)

	$15.0	$16.9

(17) Segment Information

        The Company operates in three geographic segments: North America, Europe, and China. Each of these segments sells similar products, is managed separately and has separate financial results that are reviewed by the Company's chief operating decision-maker. All intercompany sales transactions have been eliminated. Sales by region are based upon location of the entity recording the sale. The accounting policies for each segment are the same as those described in the summary of significant accounting policies (see Note 2).

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(17) Segment Information (Continued)

        The following is a summary of the Company's significant accounts and balances by segment, reconciled to its consolidated totals:

	December 31,
	2010	2009	2008
	(in millions)
Net Sales
North America	$785.5	$738.5	$866.2
Europe	468.3	466.5	532.0
China	20.8	20.9	33.2

Consolidated net sales	$1,274.6	$1,225.9	$1,431.4

Operating income (loss)
North America	$106.4	$78.6	$67.8
Europe	43.7	51.0	65.7
China	(0.5)	(6.6)	(7.7)

Subtotal reportable segments	149.6	123.0	125.8
Corporate (*)	(35.4)	(30.8)	(27.2)

Consolidated operating income	114.2	92.2	98.6
Interest income	1.0	0.9	5.1
Interest expense	(22.8)	(22.0)	(26.2)
Other	2.1	1.2	(9.5)

Income from continuing operations before income taxes and noncontrolling interest	$94.5	$72.3	$68.0

Identifiable Assets
North America	$871.8	$804.7	$810.1
Europe	692.8	686.0	698.3
China	79.7	85.4	99.0
Discontinued operations	1.8	23.1	52.7

Consolidated identifiable assets	$1,646.1	$1,599.2	$1,660.1

Long-Lived Assets
North America	$77.4	$81.5	$92.3
Europe	104.6	108.5	106.0
China	15.5	16.5	32.7

Consolidated long-lived assets	$197.5	$206.5	$231.0

Capital Expenditures
North America	$9.1	$9.3	$8.3
Europe	14.8	14.4	13.5
China	0.7	0.5	4.4

Consolidated capital expenditures	$24.6	$24.2	$26.2

Depreciation and Amortization
North America	$17.9	$17.9	$18.7
Europe	24.9	23.1	20.4
China	2.0	5.8	4.6

Consolidated depreciation and amortization	$44.8	$46.8	$43.7

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

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(17) Segment Information (Continued)

        The North America segment consists of U.S. net sales of $712.2 million, $672.6 million and $798.1 million for the years ended December 31, 2010, 2009 and 2008, respectively. The North American segment also consists of U.S. long-lived assets of $72.4 million, $74.8 million and $86.6 million as of December 31, 2010, 2009 and 2008, respectively.

        Intersegment sales for the year ended December 31, 2010 for North America, Europe and China were $3.6 million, $7.6 million and $115.8 million, respectively. Intersegment sales for the year ended December 31, 2009 for North America, Europe and China were $3.6 million, $5.8 million and $110.4 million, respectively. Intersegment sales for the year ended December 31, 2008 for North America, Europe and China were $6.4 million, $6.4 million and $133.1 million, respectively.

(18) Quarterly Financial Information (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions, except per share information)
Year ended December 31, 2010
Net sales	$319.3	$324.0	$314.6	$316.7
Gross profit	117.6	120.6	113.8	112.9
Income from continuing operations	12.2	22.2	17.3	11.4
Net income	8.1	22.1	17.3	11.3
Per common share:
Basic
Income from continuing operations	0.33	0.60	0.46	0.30
Net income	0.22	0.59	0.46	0.30
Diluted
Income from continuing operations	0.33	0.59	0.46	0.30
Net income	0.22	0.59	0.46	0.30
Dividends per common share	0.11	0.11	0.11	0.11
Year ended December 31, 2009
Net sales	$290.7	$308.2	$303.8	$323.2
Gross profit	97.0	109.2	109.4	119.5
Income from continuing operations	4.1	15.2	11.6	10.1
Net income (loss)	3.4	(3.6)	3.4	14.2
Per common share:
Basic
Income from continuing operations	0.11	0.41	0.31	0.27
Net income (loss)	0.09	(0.10)	0.09	0.38
Diluted
Income from continuing operations	0.11	0.41	0.31	0.27
Net income (loss)	0.09	(0.10)	0.09	0.38
Dividends per common share	0.11	0.11	0.11	0.11

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(19) Subsequent Events

        On February 9, 2011, the Company announced its intention to acquire Danfoss Socla and the related water control business of Danfoss A/S. This announcement was made in response to the public disclosure of related regulatory filings made with German merger control authorities. The proposed acquisition is subject to the signing of a definitive purchase agreement and is conditioned on the receipt of customary regulatory approvals. The proposed purchase price is expected to be in the range of €115 million to €120 million.

        On February 8, 2011, the Company declared a quarterly dividend of eleven cents ($0.11) per share on each outstanding share of Class A Common Stock and Class B Common Stock.

        On January 26, 2011, Patrick S. O'Keefe resigned from his positions of Chief Executive Officer, President and Director. In connection with Mr. O'Keefe's resignation, the Company entered into a separation agreement with Mr. O'Keefe. Pursuant to the separation agreement, Mr. O'Keefe will continue employment with the Company from January 26, 2011 through August 3, 2011 and during this period he will receive the greater of either aggregate compensation of $100,000 or short-term disability benefits if his claim under our short-term disability plan is approved. Following the termination of Mr. O'Keefe's employment with the Company on August 3, 2011, Mr. O'Keefe will be entitled to receive the following payments and benefits: (i) a cash severance payment of approximately $2.9 million, equal to two years of Mr. O'Keefe's 2010 annual salary plus two years of bonus at Mr. O'Keefe's target bonus amount for 2010, payable 50% in an initial lump sum payment within ten days after August 3, 2011 and the balance in monthly installments over the following 24 months; (ii) accelerated vesting of all unvested stock options and restricted stock awards (effective February 3, 2011), and an extension in the time of exercise for the shorter of three years following Mr. O'Keefe's termination date or the original term of the option, such modification of his options and restricted stock awards will result in a non-cash charge of approximately $3.0 million; (iii) other ancillary costs for vacation, auto and professional fees which total approximately $0.1 million. Total pre-tax costs under the separation agreement are approximately $6.1 million and will be recorded in the Company's consolidated statement of operations in the first quarter of 2011. In addition, in accordance with the provisions of the Company's Management Stock Purchase Plan Mr. O'Keefe will be paid the unvested portion, including interest and accrued dividends, of his restricted stock units six months after his termination date. The total amount expected to be paid under the Management Stock Purchase Plan is approximately $1.5 million.

        On January 26, 2011, the Company's Board of Directors appointed David J. Coghlan to serve as Chief Executive Officer, President and as a member of its Board of Directors.

 Watts Water Technologies, Inc. and Subsidiaries

Schedule II—Valuation and Qualifying Accounts

(Amounts in millions)

For the Three Years Ended December 31:

	Balance At Beginning of Period	Additions Charged To Expense	Additions Charged To Other Accounts	Deductions	Balance At End of Period
Year Ended December 31, 2008
Allowance for doubtful accounts	$13.3	5.1	0.4	(9.2)	$9.6
Allowance for excess and obsolete inventories	$24.3	7.5	0.2	(6.0)	$26.0
Year Ended December 31, 2009
Allowance for doubtful accounts	$9.6	0.6	(0.6)	(2.1)	$7.5
Allowance for excess and obsolete inventories	$26.0	7.8	0.5	(8.6)	$25.7
Year Ended December 31, 2010
Allowance for doubtful accounts	$7.5	2.7	—	(1.3)	$8.9
Allowance for excess and obsolete inventories	$25.7	4.4	0.4	(6.6)	$23.9

 EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation, as amended (14)
3.2	Amended and Restated By-Laws (1)
9.1	The Amended and Restated George B. Horne Voting Trust Agreement—1997 dated as of September 14, 1999 (15)
10.1*

Supplemental Compensation Agreement effective as of September 1, 1996 between the Registrant and Timothy P. Horne (9), Amendment No. 1, dated July 25, 2000 (16), and Amendment No. 2 dated October 23, 2002 (3)

10.2*	Form of Indemnification Agreement between the Registrant and certain directors and officers of the Registrant
10.3*	1996 Stock Option Plan, dated October 15, 1996 (10), and First Amendment dated February 28, 2003 (3)
10.4*	Watts Water Technologies, Inc. Pension Plan (amended and restated effective as of January 1, 2006) and First Amendment effective as of January 1, 2008 (20)
10.5	Registration Rights Agreement dated July 25, 1986 (5)
10.6*	Executive Incentive Bonus Plan, as amended and restated as of January 1, 2008 (8)
10.7	Amended and Restated Stock Restriction Agreement dated October 30, 1991 (2), and Amendment dated August 26, 1997 (12)
10.8*	Watts Industries, Inc. 1991 Non-Employee Directors' Nonqualified Stock Option Plan (6), and Amendment No. 1 (9)
10.9*	Watts Industries, Inc. 2003 Non-Employee Directors' Stock Option Plan (3)
10.10*	Watts Water Technologies, Inc. Management Stock Purchase Plan (Amended and Restated as of January 1, 2005), as amended (19)
10.11

Note Purchase Agreement dated as of May 15, 2003 between the Registrant and the Purchasers named in Schedule A thereto relating to the Registrant's $50,000,000 4.87% Senior Notes, Series A, due May 15, 2010 and $75,000,000 5.47% Senior Notes, Series B, due May 15, 2013 (7)

10.12	Form of 5.47% Senior Note due May 15, 2013 (7)
10.13*	Watts Water Technologies, Inc. Amended and Restated 2004 Stock Incentive Plan
10.14*	Non-Employee Director Compensation Arrangements (11)
10.15*

Watts Water Technologies, Inc. Supplemental Employees Retirement Plan as Amended and Restated Effective May 4, 2004, First Amendment effective March 1, 2005 and Second Amendment effective January 1, 2008 (20)

10.16*	Form of Incentive Stock Option Agreement under the Watts Water Technologies, Inc. 2004 Stock Incentive Plan (18)
10.17*	Form of Non-Qualified Stock Option Agreement under the Watts Water Technologies, Inc. 2004 Stock Incentive Plan (19)
10.18*	Form of Restricted Stock Award Agreement for Employees under the Watts Water Technologies, Inc. 2004 Stock Incentive Plan (Incremental Vesting) (19)
10.19*	Form of Restricted Stock Award Agreement for Employees under the Watts Water Technologies, Inc. 2004 Stock Incentive Plan (Cliff Vesting) (18)
10.20*	Form of Restricted Stock Award Agreement for Non-Employee Directors under the Watts Water Technologies, Inc. 2004 Stock Incentive Plan (17)
10.21

Note Purchase Agreement, dated as of April 27, 2006, between the Registrant and the Purchasers named in Schedule A thereto relating to the Registrant's $225,000,000 5.85% Senior Notes due April 30, 2016 (4)

10.22	Form of 5.85% Senior Note due April 30, 2016 (4)
10.23

Subsidiary Guaranty, dated as of April 27, 2006, in connection with the Registrant's 5.85% Senior Notes due April 30, 2016 executed by the subsidiary guarantors party thereto, including the form of Joinder to Subsidiary Guaranty (4)

10.24	First Amendment, dated as of April 27, 2006, to Note Purchase Agreement dated as of May 15, 2003 among the Registrant and the purchasers named therein (4)

Exhibit No.	Description
10.25

Credit Agreement, dated as of June 18, 2010, among the Registrant, certain subsidiaries of the Registrant as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and the other lenders referred to therein (21)

10.26	Guaranty, dated as of June 18, 2010, by the Registrant and the Subsidiaries of the Registrant set forth therein, in favor of Bank of America, N.A. and other lenders referred to therein (21)
10.27	Note Purchase Agreement, dates as of June 18, 2010, between the Registrant and Purchasers named in Schedule A thereto relating to the Registrants $75,000,000 5.05% Senior Notes due June 18, 2020 (21)
10.28	Form of 5.05% Senior Note due June 18, 2020 (21)
10.29	Form of Subsidiary Guaranty in connection with the Registrants 5.05% Senior Notes due June 18, 2020, including the form of Joinder to Subsidiary Guaranty (21)
10.30*	Separation Agreement dated January 26, 2011 between the Registrant and Patrick S. O'Keefe (22)
11	Statement Regarding Computation of Earnings per Common Share (13)
21	Subsidiaries
23	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)
Incorporated by reference to the Registrant's Current Report on Form 8-K dated July 12, 2010 (File No. 001-11499).

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

(9)
Incorporated by reference to the Registrant's Annual Report on Form 10-K for year ended June 30, 1996 (File No. 001-11499).

(10)
Incorporated by reference to the Registrant's Form S-8 (No. 333-32685) dated August 1, 1997.

(11)
Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-11499).

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

(15)
Incorporated by reference to the Registrant's Annual Report on Form 10-K for year ended June 30, 1999 (File No. 001-11499).

(16)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for quarter ended September 30, 2000 (File No. 001-11499).

(17)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 4, 2010 (File No. 001-11499).

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

(19)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 1, 2007 (File No. 001-11499).

(20)
Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-11499).

(21)
Incorporated by reference to the Registrant's Current Report on Form 8-K dated June 18, 2010 (File No. 001-11499).

(22)
Incorporated by reference to the Registrant's Current Report on Form 8-K dated January 26, 2011 (File No. 001-11499).

*
Management contract or compensatory plan or arrangement.

**
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2010 and December 31, 2009, (ii) Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009 and 2008, (iii) Consolidated Statements of Stockholder's Equity and Comprehensive Income (Loss) for the Years Ended December 31, 2010, 2009 and 2008, (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008, and (v) Notes to Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

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