Form 10-Q
period 2011-04-03
WATTS WATER TECHNOLOGIES INC
filed 2011-05-13
CIK 795403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 3, 2011

or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2011
Class A Common Stock, $0.10 par value	30,241,327

Class B Common Stock, $0.10 par value	6,953,680

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share information)

(Unaudited)

	April 3,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$418.5	$329.2
Short-term investment securities	4.1	4.0
Trade accounts receivable, less allowance for doubtful accounts of $8.9 million at April 3, 2011 and at December 31, 2010	204.4	186.9
Inventories, net:
Raw materials	85.9	85.4
Work in process	38.1	36.4
Finished goods	159.7	143.8
Total Inventories	283.7	265.6
Prepaid expenses and other assets	22.5	18.4
Deferred income taxes	41.4	41.1
Assets held for sale	10.0	10.0
Assets of discontinued operations	1.8	1.8
Total Current Assets	986.4	857.0
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	468.2	450.5
Accumulated depreciation	(265.0)	(253.0)
Property, plant and equipment, net	203.2	197.5
OTHER ASSETS:
Goodwill	441.5	428.0
Intangible assets, net	153.4	152.6
Deferred income taxes	0.9	0.9
Other, net	10.4	10.1
TOTAL ASSETS	$1,795.8	$1,646.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$122.3	$113.9
Accrued expenses and other liabilities	115.5	115.6
Accrued compensation and benefits	40.6	42.6
Current portion of long-term debt	0.8	0.7
Liabilities of discontinued operations	5.6	5.8
Total Current Liabilities	284.8	278.6
LONG-TERM DEBT, NET OF CURRENT PORTION	470.1	378.0
DEFERRED INCOME TAXES	41.5	40.1
OTHER NONCURRENT LIABILITIES	48.9	47.9
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Class A Common Stock, $0.10 par value; 80,000,000 shares authorized; 1 vote per share; issued and outstanding, 30,241,327 shares at April 3, 2011 and 30,102,677 shares at December 31, 2010	3.0	3.0
Class B Common Stock, $0.10 par value; 25,000,000 shares authorized; 10 votes per share; issued and outstanding, 6,953,680 shares at April 3, 2011 and at December 31, 2010	0.7	0.7
Additional paid-in capital	412.8	405.2
Retained earnings	499.5	492.9
Accumulated other comprehensive income (loss)	34.5	(0.3)
Total Stockholders’ Equity	950.5	901.5
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,795.8	$1,646.1

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in millions, except per share information)

(Unaudited)

	First Quarter Ended
	April 3, 2011	April 4, 2010
Net sales	$329.9	$319.3
Cost of goods sold	208.9	201.7
GROSS PROFIT	121.0	117.6
Selling, general & administrative expenses	97.0	88.3
Restructuring and other charges	1.1	3.3
OPERATING INCOME	22.9	26.0
Other (income) expense:
Interest income	(0.3)	(0.2)
Interest expense	5.9	5.2
Other expense (income), net	0.1	(0.2)
Total other expense	5.7	4.8
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	17.2	21.2
Provision for income taxes	6.1	9.0
NET INCOME FROM CONTINUING OPERATIONS	11.1	12.2
Loss from discontinued operations, net of taxes	—	(4.1)
NET INCOME	$11.1	$8.1

BASIC EPS
Net income (loss) per share:
Continuing operations	$0.30	$0.33
Discontinued operations	—	(0.11)
NET INCOME	$0.30	$0.22
Weighted average number of shares	37.5	37.1

DILUTED EPS
Net income (loss) per share:
Continuing operations	$0.29	$0.33
Discontinued operations	—	(0.11)
NET INCOME	$0.29	$0.22
Weighted average number of shares	37.7	37.3

Dividends per share	$0.11	$0.11

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	First Quarter Ended
	April 3, 2011	April 4, 2010
OPERATING ACTIVITIES
Net income	$11.1	$8.1
Less: Loss from discontinued operations, net of taxes	—	(4.1)
Net income from continuing operations	11.1	12.2
Adjustments to reconcile net income from continuing operations to net cash provided by continuing operating activities:
Depreciation	7.3	8.2
Amortization	4.0	3.4
Stock-based compensation	4.3	1.2
Deferred income taxes benefit	(0.3)	(2.3)
Other	0.2	0.1
Changes in operating assets and liabilities, net of effects from business acquisitions and divestures:
Accounts receivable	(11.8)	(19.2)
Inventories	(11.0)	(2.9)
Prepaid expenses and other assets	(3.8)	(1.2)
Accounts payable, accrued expenses and other liabilities	0.9	5.2
Net cash provided by continuing operations	0.9	4.7
INVESTING ACTIVITIES
Additions to property, plant and equipment	(6.6)	(6.8)
Proceeds from the sale of property, plant and equipment	—	0.2
Proceeds from sale of securities	—	0.3
Business acquisitions, net of cash acquired	(0.5)	(0.5)
Net cash used in investing activities	(7.1)	(6.8)
FINANCING ACTIVITIES
Proceeds from long-term debt	92.1	—
Payments of long-term debt	(0.2)	(0.2)
Payment of capital leases	(0.3)	(0.4)
Proceeds from share transactions under employee stock plans	2.6	—
Tax expense (benefit) of stock awards exercised	0.4	(0.5)
Dividends	(4.1)	(4.2)
Net cash provided by (used in) financing activities	90.5	(5.3)
Effect of exchange rate changes on cash and cash equivalents	5.2	(1.4)
Net cash used in operating activities of discontinued operations	(0.2)	(1.8)
Net cash provided by investing activities of discontinued operations	—	5.1
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	89.3	(5.5)
Cash and cash equivalents at beginning of year	329.2	258.2
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$418.5	$252.7

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of stock under management stock purchase plan	$0.4	$2.1

CASH PAID FOR:
Interest	$0.5	$0.4
Income taxes	$6.1	$6.7

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.              Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the Watts Water Technologies, Inc. (the Company) Consolidated Balance Sheet as of April 3, 2011, the Consolidated Statements of Operations for the first quarter ended April 3, 2011 and for the first quarter ended April 4, 2010, and the Consolidated Statements of Cash Flows for the first quarter ended April 3, 2011 and the first quarter ended April 4, 2010.

The balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date. The accounting policies followed by the Company are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The financial statements included in this report should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K for the year ended December 31, 2010. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2011.

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

Impairment of Goodwill and Long-Lived Assets

The changes in the carrying amount of goodwill by geographic segment are as follows:

	North America	Europe	China	Total
	(in millions)
Gross balance at January 1, 2011	$213.8	$228.1	$8.1	$450.0
Accumulated impairment losses	(22.0)	—	—	(22.0)
Net goodwill at January 1, 2011	191.8	228.1	8.1	428.0

Effect of change in exchange rates used for translation	—	13.4	0.1	13.5
Gross balance at April 3, 2011	$213.8	$241.5	$8.2	$463.5
Accumulated impairment losses	(22.0)	—	—	(22.0)
Net goodwill at April 3, 2011	$191.8	$241.5	$8.2	$441.5

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

Intangible assets with estimable lives and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of intangible assets with estimable lives and other long-lived assets are measured by a comparison of the carrying amount of an asset or asset group to future net undiscounted pretax cash flows expected to be generated by the asset or asset group. If these comparisons indicate that an asset is not recoverable, the impairment loss recognized is the amount by which the carrying amount of the asset or asset group exceeds the related estimated fair value. Estimated fair value is based on either discounted future pretax operating cash flows or appraised values, depending on the nature of the asset. The Company determines the discount rate for this analysis based on the weighted average cost of capital based on the market and guideline public companies for the related business and does not allocate interest charges to the asset or asset group being measured. Judgment is required to estimate future operating cash flows.

Intangible assets include the following:

	April 3, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Patents	$16.8	$(9.9)	$6.9
Customer relationships	123.4	(46.3)	77.1
Technology	20.0	(6.0)	14.0
Other	13.3	(5.8)	7.5
Total amortizable intangibles	173.5	(68.0)	105.5
Indefinite-lived intangible assets	47.9	—	47.9
Total	$221.4	$(68.0)	$153.4

Aggregate amortization expense for amortizable intangible assets for the first quarters of 2011 and 2010 was $4.0 million and $3.4 million, respectively. Additionally, future amortization expense for the next five years on amortizable intangible assets approximates $11.5 million for the remainder of 2011, $13.6 million for 2012, $12.4 million for 2013, $12.4 million for 2014 and $12.1 million for 2015. Amortization expense is provided on a straight-line basis over the estimated useful lives of the intangible assets. The weighted-average remaining life of total amortizable intangible assets is 9.2 years. Patents, customer relationships, technology and other amortizable intangibles have weighted-average remaining lives of 7.7 years, 7.1 years, 14.3 years and 23.8 years, respectively. Intangible assets not subject to amortization consist of trademarks and trade names.

Stock-Based Compensation and Chief Executive Officer Separation Costs

The Company maintains three stock incentive plans under which key employees and non-employee members of the Company’s Board of Directors have been granted incentive stock options (ISOs) and nonqualified stock options (NSOs) to purchase the Company’s Class A Common Stock. Only one plan, the 2004 Stock Incentive Plan, is currently available for the grant of new equity awards. Stock options granted under prior plans became exercisable over a five-year period at the rate of 20% per year and expire ten years after the date of grant. Under the 2004 Stock Incentive Plan, options become exercisable over a four-year period at the rate of 25% per year and expire ten years after the grant date. ISOs and NSOs granted under the plans may have exercise prices of not less than 100% and 50% of the fair market value of the Class A Common Stock on the date of grant, respectively. The Company’s current practice is to grant all options at fair market value on the grant date. The Company did not issue any options in the first quarters of 2011 or 2010.

The Company has also granted shares of restricted stock to key employees and non-employee members of the Company’s Board of Directors under the 2004 Stock Incentive Plan, which vest either immediately, over a one-year period, or over a three-year period at the rate of one-third per year. The restricted stock awards are amortized to expense on a straight-line basis over the vesting period. The Company granted 1,400 shares of restricted stock in the first quarter of 2011 and none in first quarter of 2010.

The Company also has a Management Stock Purchase Plan that allows for the granting of restricted stock units (RSUs) to key employees.  On an annual basis, key employees may elect to receive a portion of their annual incentive compensation in RSUs instead of cash.  Each RSU provides the key employee with the right to purchase a share of Class A Common Stock at 67% of the fair market value on the date of grant.  RSUs vest annually over a three-year period from the grant date.  An aggregate of 2,000,000 shares of Class A Common Stock may be issued under the Management Stock Purchase Plan. The Company granted 96,454 RSUs and 158,473 RSUs in the first quarters of 2011 and 2010, respectively.

The fair value of each RSU issued under the Management Stock Purchase Plan is estimated on the date of grant, using the Black-Scholes-Merton Model, based on the following weighted average assumptions:

	2011	2010
Expected life (years)	3.0	3.0
Expected stock price volatility	44.9%	45.6%
Expected dividend yield	1.2%	1.5%
Risk-free interest rate	1.2%	1.5%

The above assumptions were used to determine the weighted average grant-date fair value of RSUs of $16.25 and $12.81 in 2011 and 2010, respectively.

A more detailed description of each of these stock and stock option plans can be found in Note 13 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

On January 26, 2011, Patrick S. O’Keefe resigned from his positions of Chief Executive Officer, President and Director. Pursuant to a separation agreement, the Company recorded a charge of $6.3 million consisting of $3.3 million in expected cash severance and a non-cash charge of $3.0 million for the modification of his stock options and restricted stock awards.

Shipping and Handling

The Company’s shipping costs included in selling, general and administrative expenses were $8.8 million and $8.4 million for the first quarters of 2011 and 2010, respectively.

Research and Development

Research and development costs included in selling, general and administrative expenses were $5.0 million and $5.2 million for the first quarters of 2011 and 2010, respectively.

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

3.              Discontinued Operations

Discontinued operating expense for the first quarter ended April 4, 2010 primarily includes an estimated reserve in connection with the Foreign Corrupt Practices Act (FCPA) investigation at Watts Valve (Changsha) Co., Ltd. (CWV) (see Note 10) and legal costs associated with the FCPA investigation. Additionally, there were costs from the loss on sale of CWV. See Note 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, for a more detailed discussion.

Condensed operating statements for discontinued operations are summarized below:

	First Quarter Ended
	April 3, 2011	April 4, 2010
	(in millions)
Loss on sale — CWV	$—	$(0.1)
Costs and expenses — FCPA investigation (CWV)	—	(5.6)
Loss before income taxes	—	(5.7)
Income tax benefit	—	1.6
Loss from discontinued operations, net of taxes	$—	$(4.1)

The carrying amounts of major classes of assets and liabilities associated with discontinued operations are as follows:

	April 3, 2011	December 31, 2010
	(in millions)
Prepaid expenses and other assets	$0.4	$0.4
Deferred income taxes	1.4	1.4
Assets of discontinued operations	$1.8	$1.8
Accrued expenses and other liabilities	$5.6	$5.8
Liabilities of discontinued operations	$5.6	$5.8

4.              Financial Instruments and Derivatives Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including short-term investment securities, foreign currency derivatives and deferred compensation plan assets and related liability. The fair values of these financial assets and liabilities were determined using the following inputs at April 3, 2011:

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Assets
Short-term investment securities (1)	$4.1	$—	$4.1	$—

Plan asset for deferred compensation(2)	4.1	4.1	—	—
Total assets	$8.2	$4.1	$4.1	$—

Liabilities
Contingent consideration(3)	$1.9	$—	$—	$1.9

Plan liability for deferred compensation(3)	4.1	4.1	—	—
Total liabilities	$6.0	$4.1	$—	$1.9

(1) Included in short-term investment securities on the Company’s consolidated balance sheet.

(2) Included in other, net on the Company’s consolidated balance sheet.

(3) Included in other noncurrent liabilities on the Company’s consolidated balance sheet.

Our Level 3 contingent consideration obligation in connection with the Blue Ridge Atlantic Enterprises, Inc. (BRAE) acquisition was $1.9 million as of April 3, 2011 and December 31, 2010.  The valuation was based on the net present value of $3.7 million which is derived from the weighted probability of achievement of a performance metric as of the date of the acquisition. Failure to meet the performance metric would reduce this liability to $0, while complete achievement would increase this liability to the full remaining purchase price of $4.8 million. The change in fair value of this obligation for the quarter ended April 3, 2011 was immaterial.  See Note 5 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, for a detailed description of the acquisitions.

Short-term investment securities as of April 3, 2011 consist of certificates of deposit with remaining maturities of greater than three months at the date of purchase, for which the carrying amount is a reasonable estimate of fair value.

Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase and consist primarily of U.S. Treasury bills, money market funds and certificates of deposit, for which the carrying amount is a reasonable estimate of fair value.

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

The Company has exposure to a number of foreign currency rates, including the Canadian Dollar, the Euro, the Chinese Yuan and the British Pound.  To manage this risk, the Company generally uses a layering methodology whereby at the end of any quarter, the Company has generally entered into forward exchange contracts, which hedge approximately 50% of the projected intercompany purchase transactions for the next twelve months.  The Company uses this strategy for purchases between Canada and the U.S., for purchases between the Euro zone and the U.S., and for purchases between the Euro zone and the United Kingdom.  The average volume of contracts can vary but generally approximates $9 to $15 million in open contracts at the end of any given quarter.  At April 3, 2011, the Company had contracts for purchases between Canada and the U.S. for notional amounts aggregating approximately $9.0 million to buy U.S. dollars.  The Company accounts for the forward exchange contracts as an economic hedge and has not elected to use hedge accounting.  Realized and unrealized gains and losses on the contracts are recognized in other (income) expense in the consolidated statements of operations.  These contracts do not subject the Company to significant market risk from exchange movement because they offset gains and losses on the related foreign currency denominated transactions.  The fair value of these contracts as of April 3, 2011 was not material.

Fair Value

The carrying amounts of cash and cash equivalents, short-term investments, trade receivables and trade payables approximate fair value because of the short maturity of these financial instruments.

The fair values of the Company’s 5.47% senior notes due 2013, 5.85% senior notes due 2016 and 5.05% senior notes due 2020,  are based on a discounted cash flow model using like industrial companies, the Company’s credit metrics, the Company’s size, as well as current market demand. The fair value of the Company’s variable rate debt approximates its carrying value. The carrying amount and the estimated fair market value of the Company’s long-term debt, including the current portion, are as follows:

	April 3,	December 31,
	2011	2010
	(in millions)
Carrying amount	$470.9	$378.7
Estimated fair value	$499.1	$407.5

5.              Restructuring and Other Charges

The Company’s Board of Directors approves all major restructuring programs that involve the discontinuance of product lines or the shutdown of facilities.  From time to time, the Company takes additional restructuring actions, including involuntary terminations that are not part of a major program.  The Company accounts for these costs in the period that the individual employees are notified or the liability is incurred.  These costs are included in restructuring and other charges in the Company’s consolidated statements of operations.  The Company also includes as part of other charges, expenses associated with asset impairments. In the first quarter of 2011, the Board approved a restructuring program with respect to the Company’s operating facilities in Europe. The restructuring program is expected to consolidate two facilities. The program is expected to include pre-tax costs of approximately $2.0 million, including costs for severance and shut down costs. The total net after-tax charge for this restructuring program is $1.4 million with costs being incurred through 2011.  See Note 4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, for a detailed description of the 2010 Europe and North America actions.

A summary of the pre- tax cost by restructuring program is as follows:

	First Quarter Ended	First Quarter Ended
	April 3, 2011	April 4, 2010
	(in millions)
2009 Actions	$—	$0.8
2010 Actions	0.9	2.9
2011 Actions	0.2	—
Other Actions	—	0.1
Total	$1.1	$3.8

The Company does not expect to incur additional costs related to the 2009 restructuring plan, as the project is substantially complete.

The Company recorded net pre-tax restructuring and other charges in its business segments as follows:

	First Quarter Ended	First Quarter Ended
	April 3, 2011	April 4, 2010
	(in millions)
North America	$0.1	$0.5
Europe	1.0	3.0
China	—	0.3
Total	$1.1	$3.8

The first quarter charges for 2010 of $3.8 million consist of approximately $2.0 million related to involuntary termination benefits, $0.7 million for accelerated depreciation for manufacturing operations, which was charged to cost of sales, and $0.2 million for other costs associated with 2010 actions.  Additionally, the Company recorded $0.3 million related to involuntary termination benefits and $0.5 million for relocation expenses associated with 2009 actions.  The remaining $0.1 million of costs related to involuntary termination benefits which were not part of a previously announced restructuring plan.

In addition, the Company recorded $0.2 million in the first quarter of 2010 for charges associated with asset impairments in restructuring and a tax charge of approximately $1.5 million in connection with the expected sale of TWVC. The Company expects the sale of TWVC to be finalized before the end of the third quarter of 2011, subject to receiving all applicable government approvals. The Company expects to receive net proceeds of approximately $5.9 million from the sale. The Company also expects to record a gain of approximately $7.1 million after-tax to recognize the cumulative currency translation adjustment related to TWVC. Further, the Company will recognize a $3.9 million gain to reverse a tax provision upon completion of the sale.

2011 Actions

Europe Actions

The following table summarizes the total expected, incurred and remaining pre-tax costs for the 2011 Europe restructuring program:

Reportable Segment	Total Expected Costs	Incurred through April 3, 2011	Remaining Costs at April 3, 2011
	(in millions)
Europe	$2.0	$0.2	$1.8

Details of the Company’s 2011 Europe restructuring program for the first three months of 2011 are as follows:

	Severance	Facility exit and other	Total
	(in millions)
Balance at December 31, 2010	$—	$—	$—
Net pre-tax restructuring charges	0.1	0.1	0.2
Utilization	(0.1)	(0.1)	(0.2)
Balance at April 3, 2011	$—	$—	$—

The following table summarizes expected, incurred and remaining costs for 2011 Europe restructuring actions by type:

	Severance	Facility exit and other	Total
	(in millions)
Expected costs	$1.4	$0.6	$2.0
Costs incurred — quarter ended April 3, 2011	(0.1)	(0.1)	(0.2)
Remaining costs at April 3, 2011	$1.3	$0.5	$1.8

2010 Actions

Europe Actions

The following table summarizes the total expected, incurred and remaining pre-tax costs for the 2010 Europe footprint consolidation-restructuring program:

Reportable Segment	Total Expected Costs	Incurred through April 3, 2011	Remaining Costs at April 3, 2011
	(in millions)
Europe	$15.8	$14.5	$1.3

Details of the Company’s 2010 Europe footprint consolidation-restructuring program for the first three months of 2011 are as follows:

	Severance	Asset write- downs	Facility exit and other	Total
	(in millions)
Balance at December 31, 2010	$5.4	$—	$—	$5.4
Net pre-tax restructuring charges	0.2	—	0.6	0.8
Utilization and foreign currency impact	(1.2)	—	(0.6)	(1.8)
Balance at April 3, 2011	$4.4	$—	$—	$4.4

The following table summarizes expected, incurred and remaining costs for 2010 Europe footprint consolidation- restructuring actions by type:

	Severance	Asset write- downs	Facility exit and other	Total
	(in millions)
Expected costs	$8.0	$1.7	$6.1	$15.8
Costs incurred —2009	(4.2)	—	(0.4)	(4.6)
Costs incurred —2010	(2.9)	(1.7)	(4.5)	(9.1)
Costs incurred — quarter ended April 3, 2011	(0.2)	—	(0.6)	(0.8)
Remaining costs at April 3, 2011	$0.7	$—	$0.6	$1.3

North America Actions

The following table summarizes the total expected, incurred and remaining pre-tax costs for the 2010 North America footprint consolidation-restructuring program:

Reportable Segment	Total Expected Costs	Incurred through April 3, 2011	Remaining Costs at April 3, 2011
	(in millions)
North America	$4.9	$2.1	$2.8

Details of the Company’s 2010 North America footprint consolidation-restructuring program for the first three months of 2011 are as follows:

	Severance	Asset write- downs	Facility exit and other	Total
	(in millions)
Balance at December 31, 2010	$2.0	$—	$—	$2.0
Net pre-tax restructuring charges	—	—	0.1	0.1
Utilization	(0.2)	—	(0.1)	(0.3)
Balance at April 3, 2011	$1.8	$—	$—	$1.8

The following table summarizes expected, incurred and remaining costs for the Company’s 2010 North America footprint consolidation-restructuring actions by type:

	Severance	Asset write- downs	Facility exit and other	Total
	(in millions)
Expected costs	$2.0	$0.6	$2.3	$4.9
Costs incurred — 2010	(2.0)	—	—	(2.0)
Costs incurred — quarter ended April 3, 2011	—	—	(0.1)	(0.1)
Remaining costs at April 3, 2011	$—	$0.6	$2.2	$2.8

6.              Earnings per Share

The following tables set forth the reconciliation of the calculation of earnings per share:

	For the First Quarter Ended April 3, 2011			For the First Quarter Ended April 4, 2010
	Income (loss) (Numerator)	Shares (Denominator)	Per Share Amount	Income (loss) (Numerator)	Shares (Denominator)	Per Share Amount
	(amounts in millions, except per share amounts)
Basic EPS
Net income (loss) per share:
Continuing operations	$11.1	37.5	$0.30	$12.2	37.1	$0.33
Discontinued operations	—		—	(4.1)		(0.11)
Net income	$11.1		$0.30	$8.1		$0.22
Effect of dilutive securities
Common stock equivalents		0.2			0.2
Diluted EPS
Net income (loss) per share:
Continuing operations	$11.1		$0.29	$12.2		$0.33
Discontinued operations	—		—	(4.1)		(0.11)
Net income	$11.1	37.7	$0.29	$8.1	37.3	$0.22

Options to purchase 0.3 million and 0.7 million shares of Class A Common Stock were outstanding during the first quarters of 2011 and  2010, respectively, but were not included in the computation of diluted EPS because to do so would be anti-dilutive.

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

The following is a summary of the Company’s significant accounts and balances by segment, reconciled to the consolidated totals:

	First Quarter Ended
	April 3, 2011	April 4, 2010
	(in millions)
Net Sales
North America	$202.1	$198.5
Europe	124.0	116.5
China	3.8	4.3
Consolidated net sales	$329.9	$319.3

Operating income (loss)
North America	$26.7	$27.6
Europe	9.7	10.6
China	0.8	(1.1)
Subtotal reportable segments	37.2	37.1
Corporate (*)	(14.3)	(11.1)
Consolidated operating income	22.9	26.0

Interest income	0.3	0.2
Interest expense	(5.9)	(5.2)
Other	(0.1)	0.2
Income from continuing operations before income taxes	$17.2	$21.2
Capital Expenditures
North America	$3.4	$3.2
Europe	3.1	3.5
China	0.1	0.1
Consolidated capital expenditures	$6.6	$6.8

Depreciation and Amortization
North America	$4.4	$4.3
Europe	6.4	6.8
China	0.5	0.5
Consolidated depreciation and amortization	$11.3	$11.6

Identifiable Assets
North America	$823.5	$799.9
Europe	880.4	666.1
China	90.1	93.2
Discontinued operations	1.8	12.1
Consolidated identifiable assets	$1,795.8	$1,571.3

Long-Lived Assets
North America	$77.9	$81.6
Europe	110.1	101.9
China	15.2	16.0
Consolidated long-lived assets	$203.2	$199.5

*                      Corporate expenses are primarily for compensation expense, internal controls costs, professional fees, including legal and audit expenses, shareholder services and benefit administration costs. These costs are not allocated to the geographic segments as they are viewed as corporate functions that support all activities.

The above operating segments are presented on a basis consistent with the presentation included in the Company’s December 31, 2010 consolidated financial statements included in its Annual Report on Form 10-K.

The North American segment includes U.S. net sales of $182.9 million and $181.1 million for the first quarters of 2011 and 2010, respectively.  The North American segment also includes U.S. long-lived assets of $72.7 million and $75.3 million at April 3, 2011 and April 4, 2010, respectively.

The North American segment and the China segment include $3.8 million and $6.2 million, respectively, in assets held for sale at April 3, 2011. The North American segment, China segment and Europe segment include $4.9 million, $5.9 million and $0.4 million, respectively, in assets held for sale at April 4, 2010.

Intersegment sales for the first quarter of 2011 for North America, Europe and China were $0.9 million, $1.9 million and $30.7 million, respectively.   Intersegment sales for the first quarter of 2010 for North America, Europe and China were $1.0 million, $2.1 million and $24.5 million, respectively.

8.              Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of the following:

	Foreign Currency Translation	Pension Adjustment	Accumulated Other Comprehensive Income (Loss)
	(in millions)

Balance December 31, 2010	$24.9	$(25.2)	$(0.3)
Change in period	34.0	0.8	34.8
Balance April 3, 2011	$58.9	$(24.4)	$34.5

Balance December 31, 2009	$51.6	$(21.5)	$30.1
Change in period	(23.8)	0.6	(23.2)
Balance April 4, 2010	$27.8	$(20.9)	$6.9

Accumulated other comprehensive income (loss) in the consolidated balance sheets as of April 3, 2011 and April 4, 2010 consist primarily of cumulative translation adjustments and pension related prior service costs and net actuarial loss.  The Company’s total comprehensive income (loss) was as follows:

	First Quarter Ended
	April 3, 2011	April 4, 2010
	(in millions)

Net income	$11.1	$8.1
Foreign currency translation and pension adjustments	34.8	(23.2)
Total comprehensive income (loss)	$45.9	$(15.1)

9.              Debt

The Company’s credit agreement (the Credit Agreement)  provides for a multi-currency $300.0 million, five-year, senior unsecured revolving credit facility which may be increased by an additional $150.0 million under certain circumstances and subject to the terms of the Credit Agreement. The Credit Agreement has a sublimit of up to $75.0 million in letters of credit.

Borrowings outstanding under the Credit Agreement bear interest at a fluctuating rate per annum equal to (i) in the case of Eurocurrency rate loans, the British Bankers Association LIBOR rate plus an applicable percentage, ranging from 1.70% to 2.30%, determined by reference to the Company’s consolidated leverage ratio plus, in the case of certain lenders, a mandatory cost calculated in accordance with the terms of the Credit Agreement, or (ii) in the case of base rate loans and swing line loans, the highest of (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such day as announced by Bank of America, N.A. as its “prime rate,” and (c) the British Bankers Association LIBOR rate plus 1.0%, plus an applicable percentage, ranging from 0.70% to 1.30%, determined by reference to the Company’s consolidated leverage ratio. In addition to paying interest under the Credit Agreement, the Company is also required to pay certain fees in connection with the credit facility, including, but not limited to, a facility fee and letter of credit fees. Under the Credit Agreement, the Company is required to satisfy and maintain specified financial ratios and other financial condition tests. The Credit Agreement matures on June 18, 2015.  The Company may repay loans outstanding under the Credit Agreement from time to time without premium or penalty, other than customary breakage costs, if any, and subject to the terms of the Credit Agreement.  As of April 3, 2011, the Company had $92.1 million of borrowings and $34.9 million of stand-by letters of credit outstanding on the Credit Agreement. As of April 3, 2011, the Company was in compliance with all covenants related to the Credit Agreement and had $173.0 million of unused and available credit under the Credit Agreement.

The Company is a party to several note agreements as further detailed in Note 11 of Notes to Consolidated Financial Statements of the Annual Report on Form 10-K for the year ended December 31, 2010.  These note agreements require the Company to maintain a fixed charge coverage ratio of consolidated EBITDA plus consolidated rent expense during the period to consolidated fixed charges.  Consolidated fixed charges are the sum of consolidated interest expense for the period and consolidated rent expense.  As of April 3, 2011, the Company was in compliance with all covenants regarding these note agreements.

10.       Contingencies and Environmental Remediation

As disclosed in Part I, Item 1, “Product Liability, Environmental and Other Litigation Matters” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, the Company is a party to certain litigation, has conducted an investigation regarding information that employees of CWV made payments to employees of state-owned agencies and whether such payments may violate FCPA, and the Company is engaged in certain environmental remediation.  There have been no material developments with respect to its contingencies and environmental remediation proceedings during the first three months ended April 3, 2011.

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

The components of net periodic benefit cost are as follows:

	First Quarter Ended
	April 3, 2011	April 4, 2010
	(in millions)
Service cost—benefits earned	$1.3	$1.1
Interest costs on benefits obligation	1.5	1.4
Expected return on assets	(1.8)	(1.5)
Prior service costs and net actuarial loss amortization	0.8	0.7
Net periodic benefit cost	$1.8	$1.7

The information related to the Company’s pension funds cash flow is as follows:

	Three Months Ended
	April 3, 2011	April 4, 2010
	(in millions)
Employer contributions	$2.6	$2.6

The Company expects to contribute approximately $7.7 million to its pension plans for the remainder of 2011.

12.       Subsequent Events

Dividend Declared

On May 3, 2011, the Company declared a quarterly dividend of eleven cents ($0.11) per share on each outstanding share of Class A Common Stock and Class B Common Stock.

Acquisition

On April 29, 2011, the Company completed the acquisition of Danfoss Socla S.A.S. (Socla) and the related water controls business of certain other entities controlled by Danfoss A/S, in a share and asset purchase transaction. The aggregate consideration paid was EUR 120.0 million, which consisted of EUR 58.0 million in cash and EUR 62.0 million of debt.  The aggregate purchase price, which is subject to working capital and related adjustments, is equal to approximately $175.7 million based on the exchange rate of Euro to U.S. dollars as of April 26, 2011.   The Company funded the transaction with cash on hand and Euro-based borrowings under its Credit Agreement.  The purchase price allocation for Socla has not yet been completed.

Socla is a manufacturer of water protection valves and flow control solutions for the water market and the heating, ventilation and air conditioning market.  Its major product lines include backflow preventers, check valves and pressure reducing valves.   Socla is based in France, and its products are distributed worldwide for commercial, residential municipal and industrial use. Socla’s annual revenue for 2010 was approximately $130.0 million. Socla strengthens the Company’s European plumbing and flow control platform and also adds to its HVAC platform.

Supplemental pro-forma information

Had the Company completed the acquisition of Socla at the beginning of 2010, the net sales, net income from continuing operations and earnings per share from continuing operations would have been as follows:

	First Quarter Ended
	April 3, 2011	April 4, 2010
Amounts in millions (except per share information)

Net sales	$363.3	$353.4
Net income from continuing operations	$12.7	$12.7
Net income per share:
Basic EPS — continuing operations	$0.34	$0.34
Diluted EPS — continuing operations	$0.34	$0.34

Net income from continuing operations for the quarters ended April 3, 2011 and April 4, 2010 was adjusted to include $0.5 million of net interest expense related to the financing and $1.3 million of net amortization expense resulting from the estimated allocation of purchase price to amortizable intangible assets.  Net income from continuing operations for the quarter ended April 3, 2011 was also adjusted to exclude $1.1 million of non-recurring acquisition-related costs.

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

We are a leading supplier of products for use in the water quality, water safety, water flow control and water conservation markets in both North America and Europe with a presence in China. For over 135 years, we have designed and manufactured products that promote comfort and safety and water quality and conservation in commercial and residential building applications. We earn revenue and income almost exclusively from the sale of our products. Our principal product lines include:

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

During the first quarter of 2011, organic sales increased by 1.7% over last year’s comparable period, primarily due to increased sales volume in our North American and European wholesale markets.  Organic sales in the first quarter of 2011 increased in both Europe and North America over the first quarter of 2010; in Europe by $3.6 million, or 3.1%, and in North America by $2.5 million, or 1.3%. We define organic sales growth as the increase or decrease in sales for the current period compared to the prior period, excluding the impact of the change in foreign currency exchange, and excluding sales in the: (1) current period from business and product line acquisitions that are included in our actual results of operations for less than twelve months, and (2) prior period from business and product line divestitures that are included in our actual results of operations for the twelve-month period prior to the divestiture.  Key drivers of the sales increase were from our principal product lines, particularly gas connectors and backflow preventers in North America, and under-floor radiant heating products and drain products in Europe. Despite the sales growth, we experienced a slight margin reduction due to increased raw material costs.  Bronze and brass are copper-based alloys and are key raw materials. The commodity markets, particularly copper, have experienced significant volatility over the past several years.  The spot price of copper at April 3, 2011 was approximately 18.9% higher than the spot price at April 4, 2010. We typically carry several months of inventory on-hand primarily due to the significant extent of our international sourcing.  To potentially mitigate these cost increases we have announced a series of price increases in North America and Europe.  Additionally, we are continuing to drive greater plant absorption through facility consolidations and through productivity initiatives from continuous improvement programs.

We believe that the factors relating to our future growth include the demand for clean water around the world, regulatory requirements relating to the quality and conservation of water, continued enforcement of plumbing and building codes, our ability to grow organically in select attractive market segments, the successful completion of selective acquisitions, both in our core markets as well as in new complementary markets, and a healthy economic environment.  We have completed 35 acquisitions since divesting our industrial and oil and gas business in 1999. During 2010, we completed two acquisitions; on April 13, 2010 we acquired 100% of the outstanding stock of Blue Ridge Atlantic Enterprises, Inc. (BRAE) and on June 28, 2010 we acquired all the outstanding stock of Austroflex Rohr-Isoliersysteme GmbH (Austroflex).  Additionally, on April 29, 2011, we completed the acquisition of Danfoss Socla S.A.S. (Socla).  Our acquisition strategy focuses on businesses that manufacture preferred brand name products that address our themes of water quality, water conservation, water safety, water flow control, HVAC and related complementary markets. We target businesses that will provide us with one or more of the following: an entry into new markets, an increase in shelf space with existing customers, a new or improved technology or an expansion of the breadth of our water quality, water conservation, water safety and water flow control and HVAC products for the residential and commercial construction markets.

Products representing a majority of our sales are subject to regulatory standards and code enforcement, which typically require that these products meet stringent performance criteria. Together with our commissioned manufacturers’ representatives, we have consistently advocated for the development and enforcement of such plumbing codes. We are focused on maintaining stringent quality control and testing procedures at each of our manufacturing facilities in order to manufacture products in compliance with code requirements and take advantage of the resulting demand for compliant products. We believe that the product development, product testing capability and investment in plant and equipment needed to manufacture products in compliance with code requirements, represent a competitive advantage for us.

Historically, we have faced a risk relating to our ability to deal effectively with increases in raw material costs. We manage this risk by monitoring related market prices, working with our suppliers to achieve the maximum level of stability in their costs and related pricing, seeking alternative supply sources when necessary, purchasing forward commitments for raw materials, when available, implementing cost reduction programs and passing increases in costs to our customers in the form of price increases.

Another risk we face in all areas of our business is competition. We consider brand preference, engineering specifications, code requirements, price, technological expertise, delivery times, quality and breadth of product offerings to be the primary competitive factors. As mentioned previously, we believe that product development, product testing capability and investment in plant and equipment needed to manufacture products in compliance with code requirements represent a competitive advantage for us. We are committed to maintaining our capital equipment at a level consistent with current technologies, and thus we expect to spend approximately $32.5 during 2011.

In March 2010, in connection with our manufacturing footprint consolidation, we closed the operations of Tianjin Watts Valve Company Ltd. (TWVC) and relocated its manufacturing to other facilities. On April 12, 2010, we signed a definitive equity transfer agreement with a second party to sell our equity ownership and remaining assets of TWVC. The sale is expected to be finalized before the end of the third quarter of 2011, subject to receiving all applicable government approvals. We expect to receive net proceeds of approximately $5.9 million from the sale. We also expect to record a gain of approximately $7.1 million after-tax to recognize the cumulative currency translation adjustment related to TWVC. Further, we will recognize a $3.9 million gain to reverse a tax provision upon completion of the sale.

Acquisitions

On April 29, 2011, we completed the acquisition of Socla and the related water controls business of certain other entities controlled by Danfoss A/S, in a share and asset purchase transaction. The aggregate consideration paid was EUR 120.0 million, which consisted of EUR 58.0 million in cash and EUR 62.0 million of debt.  The aggregate purchase price, which is subject to working capital and related adjustments, is equal to approximately $175.7 million based on the exchange rate of Euro to U.S. dollars as of April 26, 2011.  We funded the transaction with cash on hand and Euro-based borrowings under our Credit Agreement.

Socla is a manufacturer of water protection valves and flow control solutions for the water market and the heating, ventilation and air conditioning market.  Its major product lines include backflow preventers, check valves and pressure reducing valves.   Socla is based in France, and its products are distributed worldwide for commercial, residential municipal and industrial use. Socla’s annual revenue for 2010 was approximately $130.0 million. Socla strengthens our European plumbing and flow control platform and also adds to our HVAC platform.

Results of Operations

First Quarter Ended April 3, 2011 Compared to First Quarter Ended April 4, 2010

Net Sales.  Our business is reported in three geographic segments: North America, Europe and China. Our net sales in each of these segments for each of the first quarters of 2011 and 2010 were as follows:

	First Quarter Ended April 3, 2011		First Quarter Ended April 4, 2010			% Change to Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales
	(dollars in millions)
North America	$202.1	61.3%	$198.5	62.2%	$3.6	1.1%
Europe	124.0	37.6	116.5	36.5	7.5	2.3
China	3.8	1.1	4.3	1.3	(0.5)	(0.1)
Total	$329.9	100.0%	$319.3	100.0%	$10.6	3.3%

The increase (decrease) in net sales in each of the three geographic segments is attributable to the following:

					Change As a % of Consolidated Net Sales				Change As a % of Segment Net Sales
	North America	Europe	China	Total	North America	Europe	China	Total	North America	Europe	China
	(dollars in millions)
Organic	$2.5	$3.6	$(0.6)	$5.5	0.8%	1.0%	(0.1)%	1.7%	1.2%	3.1%	(13.9)%
Foreign exchange	1.0	(0.6)	0.1	0.5	0.3	(0.1)	—	0.2	0.5	(0.5)	2.3
Acquired	0.1	4.5	—	4.6	—	1.4	—	1.4	0.1	3.8	—
Total	$3.6	$7.5	$(0.5)	$10.6	1.1%	2.3%	(0.1)%	3.3%	1.8%	6.4%	(11.6)%

Organic net sales in the North American wholesale market in the first quarter of 2011 increased by 3.2% compared to the first quarter of 2010. This increase was primarily due to increased unit sales of our gas connector and backflow product lines. Organic sales into the North American DIY market in the first quarter of 2011 decreased 4.8% compared to the first quarter of 2010, primarily from decreased product sales volume.

Organic net sales in the European wholesale market increased by 5.2% compared to the first quarter of 2010. This increase was primarily due to strong sales in our drain product lines.  Organic sales into the European OEM market in the first quarter of 2011 increased 1.9% compared to the first quarter of 2010, primarily from increased sales of under-floor radiant heating products in the German OEM market. Organic sales into the European DIY market in the first quarter of 2011 increased marginally compared to the first quarter of 2010.

The increases in net sales due to foreign exchange are primarily due to the appreciation of the Canadian dollar, partially offset by the depreciation of the euro against the U.S. dollar. We cannot predict whether these currencies will continue to appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

Acquired net sales growth in Europe and North America was due to the inclusion of Austroflex and BRAE, respectively.

Gross Profit. Gross profit and gross profit as a percent of net sales (gross margin) for the first quarters of 2011 and 2010 were as follows:

	First Quarter Ended
	April 3, 2011	April 4, 2010
	(dollars in millions)
Gross profit	$121.0	$117.6
Gross margin	36.7%	36.8%

Gross margin decreased 0.1 percentage points in the first quarter of 2011 compared to the first quarter of 2010. Europe’s gross margin declined primarily due to increased raw material costs that were not completely recovered in higher sales prices and inefficiencies from our restructuring program in France.  North America’s gross margin declined due to increased raw material costs that were not completely recovered in the DIY market and due to product mix. Gross margins improved in China due to increased throughput in the factories compared to the first quarter of 2010.

Selling, General and Administrative Expenses.  Selling, General and Administrative, or SG&A, expenses for the first quarter of 2011 increased $8.7 million, or 9.9%, compared to the first quarter of 2010.  The increase in SG&A expenses was attributable to the following:

	(in millions)	% Change

Organic	$6.9	7.8%
Foreign exchange	—	—
Acquired	1.8	2.1
Total	$8.7	9.9%

The organic increase in SG&A expenses was primarily due to the one-time separation benefit for our former chief executive officer of $6.3 million, consisting of $3.3 million in expected cash severance and a non-cash charge of $3.0 million for the modification of his stock options and restricted stock awards. Additionally, we experienced increased personnel-related costs and increased variable selling expenses due to higher sales volumes and increased acquisition costs, offset by a legal reimbursement settlement and lower product liability costs.  The inclusion of Austroflex was the primary driver of the acquired increase. Total SG&A expenses, as a percentage of sales, were 29.4% in the first quarter of 2011 compared to 27.7% in the first quarter of 2010.

Restructuring and Other Charges. In the first quarter of 2011, we recorded a charge of $1.1 million primarily for severance and other costs incurred as part of our restructuring programs, as compared to $3.3 million for the first quarter of 2010.   For a more detailed description of our current restructuring plans, see Note 5 of Notes to Consolidated Financial Statements.

Operating Income.  Operating income (loss) by geographic segment for the first quarters of 2011 and 2010 were as follows:

	First Quarter Ended			% Change to Consolidated
	April 3, 2011	April 4, 2010	Change	Operating Income
	(dollars in millions)

North America	$26.7	$27.6	$(0.9)	(3.5)%
Europe	9.7	10.6	(0.9)	(3.5)
China	0.8	(1.1)	1.9	7.3
Corporate	(14.3)	(11.1)	(3.2)	(12.2)
Total	$22.9	$26.0	$(3.1)	(11.9)%

The increase (decrease) in operating income (loss) is attributable to the following:

						Change					Change
						As a % of Consolidated Operating Income					As a % of Segment Operating Income
	North America	Europe	China	Corp.	Total	North America	Europe	China	Corp.	Total	North America	Europe	China	Corp.
	(dollars in millions)
Organic	$(1.4)	$(2.2)	$1.6	$(3.2)	$(5.2)	(5.4)%	(8.5)%	6.1%	(12.2)%	(20.0)%	(5.1)%	(20.8)%	145.4	(28.8)%
Foreign exchange	0.2	—	—	—	0.2	0.8	—	—	—	0.8	0.7	—	—	—
Acquired	(0.3)	(0.7)	—	—	(1.0)	(1.2)	(2.7)	—	—	(3.9)	(1.1)	(6.6)	—
Restructuring/other	0.6	2.0	0.3	—	2.9	2.3	7.7	1.2	—	11.2	2.2	18.9	27.3	—
Total	$(0.9)	$(0.9)	$1.9	$(3.2)	$(3.1)	(3.5)%	(3.5)%	7.3%	(12.2)%	(11.9)%	(3.3)%	(8.5)%	172.7%	(28.8)%

The decrease in consolidated organic operating income was primarily to due to the one-time separation benefit for our former chief executive officer and to the fact that we did not fully recover increased commodity costs in our sales prices in the European OEM market and the North American DIY market. We anticipate mitigating this issue through announced additional price increases in North America and Europe.  Also, as mentioned in the fourth quarter of 2010, we had continued inefficiencies due to our restructuring program in France. We anticipate improvement in our margins in France as we draw nearer the completion of this restructuring program.

Interest Expense.  Interest expense increased $0.7 million, or 13.5%, for the first quarter of 2011 as compared to the first quarter of 2010, primarily due the incremental private placement debt and higher line of credit fees.

Income Taxes.   Our effective rate for continuing operations decreased to 35.6% in the first quarter of 2011, from 42.4% for the first quarter of 2010.  The 2010 rate was impacted by a non-recurring tax charge for the expected repatriation of earnings of TWVC.  The overall decrease in rate was partially offset by non-deductible acquisition costs recorded in the first quarter of 2011 related to our recent agreement to acquire Socla.

Net Income From Continuing Operations.  Net income from continuing operations for the first quarter of 2011 was $11.1 million, or $0.29 per common share, compared to $12.2 million, or $0.33 per common share, for the first quarter of 2010. Results for the first quarter of 2011 include an after-tax charge of $0.7 million, or $0.02 per common share, for restructuring and other charges compared to an after-tax restructuring and other charge of $4.2 million, or $0.11 per common share, for the first quarter of 2010.  Additionally, results include an after-tax one-time separation benefit of $3.9 million, or $0.11 per common share. The impact of foreign exchange against the U.S. dollar was minimal for the first quarter of 2011 compared to the comparable period in 2010. We cannot predict whether the euro, Canadian dollar or Chinese yuan will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net income.

Loss From Discontinued Operations.  The loss from discontinued operations for the first quarter of 2010 was primarily attributable to estimated disgorgement of profits and legal costs related to the Unites States Foreign Corrupt Practices Act (FCPA) investigation.  These costs are more fully described in Note 3 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

We generated $0.9 million of cash from operating activities in the first quarter of 2011 as compared to $4.7 million of cash in the first quarter of 2010. This decrease is partially due to increased inventory valuations due to higher commodity costs and additional inventory in connection with our on-going restructuring programs. Cash from operating activities is typically lower in the first quarter due to normal seasonality in the business and we anticipate cash flow improvement throughout 2011.

We used $7.1 million of net cash from investing activities for the first quarter of 2011 primarily for capital equipment.  For the remainder of fiscal year 2011, we expect to invest approximately $25.9 million in capital equipment as part of our ongoing commitment to improve our operating capabilities.

We generated $90.5 million of net cash from financing activities for the first quarter of 2011, primarily from borrowing on our line of credit facility in anticipation of the Socla acquisition, partially offset by dividend payments.

Our credit agreement (the Credit Agreement)  provides for a multi-currency $300.0 million, five-year, senior unsecured revolving credit facility which may be increased by an additional $150.0 million under certain circumstances and subject to the terms of the Credit Agreement. The Credit Agreement has a sublimit of up to $75.0 million in letters of credit.

Borrowings outstanding under the Credit Agreement bear interest at a fluctuating rate per annum equal to (i) in the case of Eurocurrency rate loans, the British Bankers Association LIBOR rate plus an applicable percentage, ranging from 1.70% to 2.30%, determined by reference to our consolidated leverage ratio plus, in the case of certain lenders, a mandatory cost calculated in accordance with the terms of the Credit Agreement, or (ii) in the case of base rate loans and swing line loans, the highest of (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such day as announced by Bank of America, N.A. as its “prime rate,” and (c) the British Bankers Association LIBOR rate plus 1.0%, plus an applicable percentage, ranging from 0.70% to 1.30%, determined by reference to the Company’s consolidated leverage ratio. In addition to paying interest under the Credit Agreement, we are also required to pay certain fees in connection with the credit facility, including, but not limited to, a facility fee and letter of credit fees. Under the Credit Agreement, we are required to satisfy and maintain specified financial ratios and other financial condition tests. The Credit Agreement matures on June 18, 2015.  We may repay loans outstanding under the Credit Agreement from time to time without premium or penalty, other than customary breakage costs, if any, and subject to the terms of the Credit Agreement.  As of April 3, 2011, we had $92.1 million of borrowings and $34.9 million of stand-by letters of credit outstanding on the Credit Agreement. As of April 3, 2011, we were in compliance with all covenants related to the Credit Agreement and had $173.0 million of unused and available credit under the Credit Agreement.

Working capital (defined as current assets less current liabilities) as of April 3, 2011 was $701.6 million compared to $578.4 million as of December 31, 2010. This increase was primarily due to the cash received from the borrowing under the line of credit in anticipation of funding the Socla acquisition.  Cash and cash equivalents increased to $418.5 million as of April 3, 2011, compared to $329.2 million as of December 31, 2010. The ratio of current assets to current liabilities was 3.5 to 1 as of April 3, 2011 compared to 3.1 to 1 as of December 31, 2010.

Non-GAAP Financial Measures

We believe free cash flow (a non-GAAP financial measure) to be an appropriate supplemental measure of our operating performance because it provides investors with a measure of our ability to generate cash, to repay debt and to fund acquisitions. Other companies may define free cash flow differently. Free cash flow does not represent cash generated from operating activities in accordance with GAAP. Therefore it should not be considered an alternative to net cash provided by operations as an indication of our performance. Free cash flow should also not be considered an alternative to net cash provided by operations as defined by GAAP. The cash conversion rate of free cash flow to net income from continuing operations is also a measure of our performance in cash flow generation.

A reconciliation of net cash provided by continuing operations to free cash flow and calculation of our cash conversion rate is provided below:

	First Quarter Ended
	April 3, 2011	April 4, 2010
	(in millions)
Net cash provided by continuing operating activities	$0.9	$4.7
Less: additions to property, plant, and equipment	(6.6)	(6.8)
Plus: proceeds from the sale of property, plant, and equipment	—	0.2
Free cash flow	$(5.7)	$(1.9)

Net income from continuing operations	$11.1	$12.2

Cash conversion rate of free cash flow to net income from continuing operations	(51.4)%	(15.6)%

Our free cash outflow in the first quarter of 2011 was a higher when compared to the first quarter of 2010 primarily due to increased inventory valuations due to higher commodity costs and additional inventory in connection with our on-going restructuring programs.

Our net debt to capitalization ratio (a non-GAAP financial measure, as reconciled below, defined as short and long-term interest-bearing liabilities less cash and cash equivalents as a percentage of the sum of short and long-term interest-bearing liabilities less cash and cash equivalents plus total stockholders’ equity) for the first quarter of 2011 remained at 5.2%, comparable to December 31, 2010. Management believes it to be an appropriate supplemental measure because it helps investors understand our ability to meet our financing needs and as a basis to evaluate our financial structure. Our computation may not be comparable to other companies that may define net debt to capitalization differently.

A reconciliation of long-term debt (including current portion) to net debt and our net debt to capitalization ratio is provided below:

	April 3,	December 31,
	2011	2010
	(in millions)
Current portion of long-term debt	$0.8	$0.7
Plus: long-term debt, net of current portion	470.1	378.0
Less: cash and cash equivalents	(418.5)	(329.2)
Net debt	$52.4	$49.5

A reconciliation of capitalization is provided below:

	April 3,	December 31,
	2011	2010
	(in millions)
Net debt	$52.4	$49.5
Total stockholders’ equity	950.5	901.5
Capitalization	$1,002.9	$951.0
Net debt to capitalization ratio	5.2%	5.2%

We maintain letters of credit that guarantee our performance or payment to second parties in accordance with specified terms and conditions. Amounts outstanding were approximately $34.9 million as of April 3, 2011 and December 31, 2010. Our letters of credit are primarily associated with insurance coverage and, to a lesser extent, foreign purchases and generally expire within one year of issuance. These instruments may exist or expire without being drawn-down, therefore they do not necessarily represent future cash flow obligations.

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

Application of Critical Accounting Policies and Key Estimates

The preparation of our consolidated financial statements in accordance with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported. A critical accounting estimate is an assumption about highly uncertain matters and could have a material effect on the consolidated financial statements if another, also reasonable, amount were used, or, a change in the estimate is reasonably likely from period to period. We base our assumptions on historical experience and on other estimates that we believe are reasonable under the circumstances. Actual results could differ significantly from these estimates.  There were no changes in accounting policies or significant changes in accounting estimates during the first three months of 2011.

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

We believe that the discounted cash flow model is sensitive to the selected discount rate.  We use second-party valuation specialists to help develop appropriate discount rates for each reporting unit.  We use standard valuation practices to arrive at a weighted average cost of capital based on the market and guideline public companies.  The higher the discount rate, the lower the discounted cash flows.  While we believe that our estimates of future cash flows are reasonable, different assumptions could significantly affect our valuations and result in impairments in the future.

The Orion reporting unit’s operating results have been hindered by the downturn in the commercial and institutional end markets in the U.S., where Orion sells a majority of its drainage products. While Orion is currently meeting budgeted expectations, should Orion’s sales decline because the commercial marketplace deteriorates beyond our current expectations, then the reporting unit’s goodwill may be at risk for impairment in the future. Orion’s goodwill balance as of April 3, 2011 was $24.6 million. As of October 31, 2010, our last impairment analysis date, the fair value of the Orion reporting unit exceeded the carrying value by 17%.

Product liability and workers’ compensation costs

Because of retention requirements associated with our insurance policies, we are generally self-insured for potential product liability claims and for workers’ compensation costs associated with workplace accidents.  We maintain excess liability insurance with outside insurance carriers to minimize our risks related to catastrophic claims in excess of all self-insured positions. For product liability cases in the U.S., management estimates expected settlement costs by utilizing loss reports provided by our second-party administrators as well as developing internal historical trend factors based on our specific claims experience. Management utilizes the internal trend factors that reflect final expected settlement costs. In other countries, we maintain insurance coverage with relatively high deductible payments, as product liability claims tend to be smaller than those experienced in the U.S. Changes in the nature of claims or the actual settlement amounts could affect the adequacy of this estimate and require changes to the provisions. Because the liability is an estimate, the ultimate liability may be more or less than reported.

Workers’ compensation liabilities in the U.S. are recognized for claims incurred (including claims incurred but not reported) and for changes in the status of individual case reserves. At the time a workers’ compensation claim is filed, a liability is estimated to settle the claim. The liability for workers’ compensation claims is determined based on management’s estimates of the nature and severity of the claims and based on analysis provided by second-party administrators and by various state statutes and reserve requirements. We have developed our own trend factors based on our specific claims experience, discounted based on risk-free interest rates. In other countries where workers’ compensation costs are applicable, we maintain insurance coverage with limited deductible payments. Because the liability is an estimate, the ultimate liability may be more or less than reported and is subject to changes in discount rates.

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

Our foreign subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials and are denominated in European currencies or the U.S. or Canadian dollar. We use foreign currency forward exchange contracts to manage the risk related to intercompany purchases that occur during the course of a year and certain open foreign currency denominated commitments to sell products to second parties. For the first quarters of 2011 and 2010, unrealized income and expense recorded in other (income) expense for the change in the fair value of such contracts was $0.2 million, of expense, and $0.2 million of income, respectively.

We have historically had a low exposure on the cost of our debt to changes in interest rates. Information about our new and current long-term debt, including principal amounts and related interest rates, appears in Notes 4 and 9 of this report and in Note 11 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2010.

We purchase significant amounts of bronze ingot, brass rod, cast iron, steel and plastic, which are utilized in manufacturing our many product lines. Our operating results can be adversely affected by changes in commodity prices if we are unable to pass on related price increases to our customers. We manage this risk by monitoring related market prices, working with our suppliers to achieve the maximum level of stability in their costs and related pricing, seeking alternative supply sources when necessary, purchasing forward commitments for raw materials, when available, implementing cost reduction programs and passing increases in costs to our customers in the form of price increases.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended April 3, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  In connection with these rules, we will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Part II.  OTHER INFORMATION

Item l.   Legal Proceedings

As disclosed in Part I, Item 1, “Business — Product Liability, Environmental and Other Litigation Matters” of our Annual Report on Form 10-K for the year ended December 31, 2010, we are a party to certain litigation and we are engaged in certain environmental remediation.  There have been no material developments with respect to these other contingencies and environmental remediation proceedings during the three months ended April 3, 2011.

Item 1A.  Risk Factors

This report may include statements that are not historical facts and are considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements reflect our current views about future results of operations and other forward-looking information.  In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should” and “would” or similar words. You should not rely on forward-looking statements because our actual results may differ materially from those indicated by these forward-looking statements as a result of a number of important factors.  These factors include, but are not limited to, the following:  the current economic and financial condition, which can affect levels of housing starts and remodeling, affecting the markets where our products are sold, manufactured, or marketed; shortages in and pricing of raw materials and supplies; loss of market share through competition; introduction of competing products by other companies; realization of price increases and pressure on prices from competitors, suppliers, and/or customers; changes in variable interest rates on our borrowings; identification and disclosure of material weaknesses in our internal control over financial reporting; failure to expand our markets through acquisitions; failure or delay in developing new products; lack of acceptance of new products; failure to manufacture products that meet required performance and safety standards; foreign exchange rate fluctuations; cyclicality of markets, such as plumbing and heating wholesalers and home improvement retailers, in which we market certain of our products; environmental compliance costs; product liability risks; the results and timing of our manufacturing restructuring plan; changes in the status of current litigation, the outcome of our investigation into potential violations of the Foreign Corrupt Practices Act; and other risks and uncertainties discussed under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities Exchange Commission, and in other reports we file from time to time with the Securities and Exchange Commission.

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

The following table includes information with respect to shares of our Class A Common Stock withheld to satisfy withholding tax obligations during the three-month period ended April 3, 2011.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2011 – January 30, 2011	—	—	—	—
January 31, 2011 – February 27, 2011	22,753	$38.85	—	—
February 28, 2011 – April 3, 2011	172	$39.11	—	—
Total	22,925	$38.85	—	—

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

WATTS WATER TECHNOLOGIES, INC.

Date:	May 13, 2011	By:	/s/ David J. Coghlan
David J. Coghlan
Chief Executive Officer

Date:	May 13, 2011	By:	/s/ William C. McCartney
William C. McCartney
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description

2.1	Share and Asset Sale and Purchase Agreement dated as of April 1, 2011 by and among Danfoss A/S and Danfoss International A/S and Watts Water Technologies, Inc. and Watts Industries Deutschland (1)

3.1	Restated Certificate of Incorporation, as amended (2)

3.2	Amended and Restated By-Laws (3)

10.1	Form of Indemnification Agreement between the Registrant and certain directors and officers of the Registrant (4)

10.2	Separation Agreement dated as of January 26, 2011 between the Registrant and Patrick S. O’Keefe (5)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*                                         Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at April 3, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the First Quarters Ended April 3, 2011 and April 4, 2010, (iii) Consolidated Statements of Cash Flows for the First Quarters Ended April 3, 2011 and April 4, 2010, and (iv) Notes to Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

(1)   Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated April 1, 2011 (File No. 001-11499).  The Registrant hereby agrees to furnish a supplemental copy of any omitted schedule or similar attachment to this agreement to the Securities and Exchange Commission upon request.

(2)   Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-11499) for the quarter ended July 3, 2005.

(3)   Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-11499) dated July 12, 2010.

(4)   Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-11499) for the year ended December 31, 2010.

(5)   Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-11499) dated January 26, 2011.