Form 10-Q
period 2011-07-03
WATTS WATER TECHNOLOGIES INC
filed 2011-08-12
CIK 795403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 3, 2011

or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2011
Class A Common Stock, $0.10 par value	30,278,181

Class B Common Stock, $0.10 par value	6,953,680

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share information)

(Unaudited)

	July 3,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$266.7	$329.2
Short-term investment securities	4.1	4.0
Trade accounts receivable, less allowance for doubtful accounts of $9.9 million at July 3, 2011 and $8.9 million at December 31, 2010	238.0	186.9
Inventories, net:
Raw materials	121.6	85.4
Work in process	28.7	36.4
Finished goods	166.6	143.8
Total Inventories	316.9	265.6
Prepaid expenses and other assets	25.0	18.4
Deferred income taxes	44.7	41.1
Assets held for sale	10.0	10.0
Assets of discontinued operations	1.6	1.8
Total Current Assets	907.0	857.0
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	525.1	450.5
Accumulated depreciation	(272.9)	(253.0)
Property, plant and equipment, net	252.2	197.5
OTHER ASSETS:
Goodwill	514.7	428.0
Intangible assets, net	195.1	152.6
Deferred income taxes	0.9	0.9
Other, net	10.5	10.1
TOTAL ASSETS	$1,880.4	$1,646.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$141.1	$113.9
Accrued expenses and other liabilities	118.9	115.6
Accrued compensation and benefits	48.0	42.6
Current portion of long-term debt	1.5	0.7
Liabilities of discontinued operations	3.9	5.8
Total Current Liabilities	313.4	278.6
LONG-TERM DEBT, NET OF CURRENT PORTION	474.4	378.0
DEFERRED INCOME TAXES	62.6	40.1
OTHER NONCURRENT LIABILITIES	51.5	47.9
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Class A Common Stock, $0.10 par value; 80,000,000 shares authorized; 1 vote per share; issued and outstanding, 30,258,181 shares at July 3, 2011 and 30,102,677 shares at December 31, 2010	3.0	3.0
Class B Common Stock, $0.10 par value; 25,000,000 shares authorized; 10 votes per share; issued and outstanding, 6,953,680 shares at July 3, 2011 and at December 31, 2010	0.7	0.7
Additional paid-in capital	414.7	405.2
Retained earnings	510.1	492.9
Accumulated other comprehensive income (loss)	50.0	(0.3)
Total Stockholders’ Equity	978.5	901.5
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,880.4	$1,646.1

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in millions, except per share information)

(Unaudited)

	Second Quarter Ended
	July 3, 2011	July 4, 2010
Net sales	$375.7	$324.0
Cost of goods sold	245.4	203.4
GROSS PROFIT	130.3	120.6
Selling, general & administrative expenses	98.2	84.8
Restructuring and other charges	5.5	2.5
OPERATING INCOME	26.6	33.3
Other (income) expense:
Interest income	(0.2)	(0.3)
Interest expense	6.7	5.4
Other expense (income), net	0.6	(0.6)
Total other expense	7.1	4.5
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	19.5	28.8
Provision for income taxes	6.6	6.6
NET INCOME FROM CONTINUING OPERATIONS	12.9	22.2
Income (loss) from discontinued operations, net of taxes	1.7	(0.1)
NET INCOME	$14.6	$22.1

BASIC EPS
Net income per share:
Continuing operations	$0.34	$0.60
Discontinued operations	0.05	—
NET INCOME	$0.39	$0.59
Weighted average number of shares	37.6	37.2

DILUTED EPS
Net income per share:
Continuing operations	$0.34	$0.59
Discontinued operations	0.05	—
NET INCOME	$0.39	$0.59
Weighted average number of shares	37.8	37.4

Dividends per share	$0.11	$0.11

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in millions, except per share information)

(Unaudited)

	Six Months Ended
	July 3, 2011	July 4, 2010
Net sales	$705.6	$643.3
Cost of goods sold	454.3	405.1
GROSS PROFIT	251.3	238.2
Selling, general & administrative expenses	195.2	173.1
Restructuring and other charges	6.6	5.8
OPERATING INCOME	49.5	59.3
Other (income) expense:
Interest income	(0.5)	(0.5)
Interest expense	12.6	10.6
Other expense (income), net	0.7	(0.8)
Total other expense	12.8	9.3
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	36.7	50.0
Provision for income taxes	12.7	15.6
NET INCOME FROM CONTINUING OPERATIONS	24.0	34.4
Income (loss) from discontinued operations, net of taxes	1.7	(4.2)
NET INCOME	$25.7	$30.2

BASIC EPS
Net income (loss) per share:
Continuing operations	$0.64	$0.93
Discontinued operations	0.05	(0.11)
NET INCOME	$0.69	$0.82
Weighted average number of shares	37.6	37.2

DILUTED EPS
Net income (loss) per share:
Continuing operations	$0.64	$0.92
Discontinued operations	0.05	(0.11)
NET INCOME	$0.68	$0.81
Weighted average number of shares	37.7	37.3

Dividends per share	$0.22	$0.22

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Six Months Ended
	July 3, 2011	July 4, 2010
OPERATING ACTIVITIES
Net income	$25.7	$30.2
Less: Income (loss) from discontinued operations, net of taxes	1.7	(4.2)
Net income from continuing operations	24.0	34.4
Adjustments to reconcile net income from continuing operations to net cash provided by continuing operating activities:
Depreciation	16.1	15.9
Amortization	9.3	6.6
Stock-based compensation	5.8	2.4
Deferred income taxes benefit	(4.7)	(5.6)
Other	0.5	—
Changes in operating assets and liabilities, net of effects from business acquisitions and divestures:
Accounts receivable	(14.0)	(28.6)
Inventories	(14.7)	(11.1)
Prepaid expenses and other assets	(4.0)	(10.0)
Accounts payable, accrued expenses and other liabilities	2.4	29.2
Net cash provided by continuing operations	20.7	33.2
INVESTING ACTIVITIES
Additions to property, plant and equipment	(12.0)	(12.0)
Proceeds from the sale of property, plant and equipment	0.6	0.5
Purchase of short-term investment securities	(4.1)	(4.0)
Proceeds from the sale of short-term investment securities	4.1	6.5
Business acquisitions, net of cash acquired	(162.9)	(36.1)
Net cash used in investing activities	(174.3)	(45.1)
FINANCING ACTIVITIES
Proceeds from long-term debt	184.0	75.0
Payments of long-term debt	(99.9)	(50.5)
Payment of capital leases and other	(1.3)	(0.6)
Proceeds from share transactions under employee stock plans	3.0	1.8
Tax expense (benefit) of stock awards exercised	0.4	(0.1)
Debt issuance cost	—	(3.2)
Dividends	(8.3)	(8.3)
Net cash provided by financing activities	77.9	14.1
Effect of exchange rate changes on cash and cash equivalents	13.2	(8.5)
Net cash used in operating activities of discontinued operations	—	(2.3)
Net cash provided by investing activities of discontinued operations	—	5.1
DECREASE IN CASH AND CASH EQUIVALENTS	(62.5)	(3.5)
Cash and cash equivalents at beginning of year	329.2	258.2
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$266.7	$254.7

NON-CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of businesses:
Fair value of assets acquired	$218.8	$45.5
Cash paid, net of cash acquired	162.9	36.1
Liabilities assumed	$55.9	$9.4
Acquisition of fixed assets under financing agreement	$4.3	$—
Issuance of stock under management stock purchase plan	$0.4	$2.1

CASH PAID FOR:
Interest	$12.2	$10.4
Income taxes	$20.1	$11.7

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the Watts Water Technologies, Inc. (the Company) Consolidated Balance Sheet as of July 3, 2011, the Consolidated Statements of Operations for the second quarter and six months ended July 3, 2011 and for the second quarter and six months ended July 4, 2010, and the Consolidated Statements of Cash Flows for the six months ended July 3, 2011 and the six months ended July 4, 2010.

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

The Company operates on a 52-week fiscal year ending on December 31st.  Any quarterly or six-month data contained in this Quarterly Report on Form 10-Q generally reflects the results of operations for a 13-week or 26-week period, respectively.

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

Goodwill and Long-Lived Assets

The changes in the carrying amount of goodwill by geographic segment are as follows:

	North America	Europe	China	Total
	(in millions)
Gross balance at January 1, 2011	$213.8	$228.1	$8.1	$450.0
Accumulated impairment losses	(22.0)	—	—	(22.0)
Net goodwill at January 1, 2011	191.8	228.1	8.1	428.0
Acquired	2.5	62.5	4.3	69.3
Effect of change in exchange rates used for translation	—	17.2	0.2	17.4
Gross balance at July 3, 2011	$216.3	$307.8	$12.6	$536.7
Accumulated impairment losses	(22.0)	—	—	(22.0)
Net goodwill at July 3, 2011	$194.3	$307.8	$12.6	$514.7

On April 29, 2011, the Company completed the acquisition of Danfoss Socla S.A.S. (Socla) and the related water controls business of certain other entities controlled by Danfoss A/S, in a share and asset purchase transaction. The aggregate consideration paid was EUR 120.0 million, less EUR 3.4 million in estimated working capital and related adjustments.  The net consideration paid of EUR 116.6 million is subject to final working capital and related adjustments. The Company is accounting for the transaction as a business combination. The Company completed a preliminary purchase price allocation that resulted in the recognition of $69.3 million in goodwill and $46.3 million in intangible assets.  Intangible assets are comprised primarily of customer relationships with estimated lives of 10 years and trade names with either 20 year lives or indefinite lives.  See Note 12 for additional information regarding the Socla acquisition.

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

Intangible assets with estimable lives and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of intangible assets with estimable lives and other long-lived assets are measured by a comparison of the carrying amount of an asset or asset group to future net undiscounted pretax cash flows expected to be generated by the asset or asset group. If these comparisons indicate that an asset is not recoverable, the impairment loss recognized is the amount by which the carrying amount of the asset or asset group exceeds the related estimated fair value. Estimated fair value is based on either discounted future pretax operating cash flows or appraised values, depending on the nature of the asset. The Company determines the discount rate for this analysis based on the weighted average cost of capital based on the market and guideline public companies for the related business and does not allocate interest charges to the asset or asset group being measured.  Significant management judgment is required to estimate future operating cash flows.

Intangible assets include the following:

	July 3, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Patents	$16.9	$(10.2)	$6.7
Customer relationships	159.7	(50.6)	109.1
Technology	20.1	(6.4)	13.7
Other	20.9	(6.0)	14.9
Total amortizable intangibles	217.6	(73.2)	144.4
Indefinite-lived intangible assets	50.7	—	50.7
Total	$268.3	$(73.2)	$195.1

During the quarter ended July 3, 2011, the Company recorded a $0.3 million impairment of a trade name in our European segment and subsequently reclassified the $2.1 million trade name value to amortizable intangibles.

Aggregate amortization expense for amortizable intangible assets for the second quarters of 2011 and 2010 was $5.3 million and $3.2 million, respectively, and for the first six-month periods of 2011 and 2010 was $9.3 million and $6.6 million, respectively. Additionally, future amortization expense for the next five years on amortizable intangible assets approximates $9.1 million for the remainder of 2011, $17.9 million for 2012, $16.5 million for 2013, $16.5 million for 2014 and $16.1 million for 2015. Amortization expense is provided on a straight-line basis over the estimated useful lives of the intangible assets. The weighted-average remaining life of total amortizable intangible assets is 13.4 years. Patents, customer relationships, technology and other amortizable intangibles have weighted-average remaining lives of 7.5 years, 7.8 years, 14.2 years and 21.9 years, respectively. Intangible assets not subject to amortization consist of certain trademarks and trade names.

Stock-Based Compensation and Chief Executive Officer Separation Costs

The Company maintains three stock incentive plans under which key employees and non-employee members of the Company’s Board of Directors have been granted incentive stock options (ISOs) and nonqualified stock options (NSOs) to purchase the Company’s Class A Common Stock. Only one plan, the 2004 Stock Incentive Plan, is currently available for the grant of new equity awards which are currently being granted only to employees. Stock options granted under prior plans became exercisable over a five-year period at the rate of 20% per year and expire ten years after the date of grant. Under the 2004 Stock Incentive Plan, options become exercisable over a four-year period at the rate of 25% per year and expire ten years after the grant date. ISOs and NSOs granted under the plans may have exercise prices of not less than 100% and 50% of the fair market value of the Class A Common Stock on the date of grant, respectively. The Company’s current practice is to grant all options at fair market value on the grant date. The Company did not issue any options in the first six months of 2011 or 2010.

The Company has also granted shares of restricted stock to key employees and non-employee members of the Company’s Board of Directors under the 2004 Stock Incentive Plan, which vest either immediately, over a one-year period, or over a three-year period at the rate of one-third per year. The restricted stock awards are amortized to expense on a straight-line basis over the vesting period. The Company granted 1,400 shares of restricted stock in the first six months of 2011 and none in the first six months of 2010.

The Company also has a Management Stock Purchase Plan that allows for the granting of restricted stock units (RSUs) to key employees.  On an annual basis, key employees may elect to receive a portion of their annual incentive compensation in RSUs instead of cash.  Each RSU represents one share of Class A Common Stock and is purchased by the employee at 67% of the fair market value of the Company’s Class A Common Stock on the date of grant.  RSUs vest annually over a three-year period from the grant date and receipt of the shares underlying RSUs is deferred for a minimum of three years or such greater number of years as is chosen by the employee.  An aggregate of 2,000,000 shares of Class A Common Stock may be issued under the Management Stock Purchase Plan. The Company granted 96,454 RSUs and 158,473 RSUs in the first six months of 2011 and 2010, respectively.

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

On January 26, 2011, Patrick S. O’Keefe resigned from his positions of Chief Executive Officer, President and Director. The Company recorded a charge in the first quarter of 2011 of $6.3 million related to his separation agreement, consisting of $3.3 million in expected cash severance and a non-cash charge of $3.0 million for the modification of his stock options and restricted stock awards.

Shipping and Handling

The Company’s shipping costs included in selling, general and administrative expenses were $10.4 million and $9.2 million for the second quarters of 2011 and 2010, respectively, and were $19.2 million and $17.6 million for the first six months of 2011 and 2010, respectively.

Research and Development

Research and development costs included in selling, general and administrative expenses were $5.7 million and $4.5 million for the second quarters of 2011 and 2010, respectively, and were $10.7 million and $9.7 million for the first six months of 2011 and 2010, respectively.

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

New Accounting Standards

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2011-05, “Comprehensive Income.” This ASU intends to enhance comparability and transparency of other comprehensive income components. The guidance provides an option to present total comprehensive income, the components of net income and the components of other comprehensive income in a single continuous statement or two separate but consecutive statements. This ASU eliminates the option to present other comprehensive income components as part of the statement of changes in shareowners’ equity. The provisions of this ASU will be applied retrospectively for interim and annual periods beginning after December 15, 2011. Early application is permitted. The Company is currently evaluating the adoption of this new ASU, but does not expect the adoption to have a material impact on its consolidated financial statements.

3.   Discontinued Operations

In the first quarter of 2010, the Company recorded an estimated reserve of $5.3 million in discontinued operations in connection with the Foreign Corrupt Practices Act (FCPA) investigation at Watts Valve (Changsha) Co., Ltd. (CWV) (see Note 10). Based on ongoing discussions with Securities and Exchange Commission (SEC) staff, the Company now estimates a probable pre-tax charge in connection with this matter of approximately $3.8 million, which includes estimated disgorgement of profits, interest, fines, and penalties.  This adjustment to the reserve has been reflected in the Company results for the second quarter ended July 3, 2011 as income of $1.7 million in discontinued operations.  There is currently no definitive agreement with the SEC staff or Department of Justice (DOJ) for the resolution of this matter and any agreement will be subject to the approval by the Commissioners of the SEC and senior DOJ personnel. Therefore, there can be no assurance that the Company’s negotiations with the SEC staff and DOJ will result in a definitive agreement, and the amount of the loss upon final disposition of these matters may exceed its current estimate. See Note 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Condensed operating statements for discontinued operations are summarized below:

	Second Quarter Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
	(in millions)
Reserve release(cost) - FCPA matter (CWV)	$1.7	$—	$1.7	$(5.6)
Loss on sale — CWV	—	—	—	(0.1)
Gain (loss) on disposal — TEAM	0.3	(0.1)	0.3	(0.1)
Income (loss) before income taxes	2.0	(0.1)	2.0	(5.8)
Income tax expense (benefit)	0.3	—	0.3	(1.6)
Income (loss) from discontinued operations, net of taxes	$1.7	$(0.1)	$1.7	$(4.2)

The carrying amounts of major classes of assets and liabilities associated with discontinued operations are as follows:

	July 3, 2011	December 31, 2010
	(in millions)
Prepaid expenses and other assets	$0.3	$0.4
Deferred income taxes	1.3	1.4
Assets of discontinued operations	$1.6	$1.8
Accrued expenses and other liabilities	$3.9	$5.8
Liabilities of discontinued operations	$3.9	$5.8

4.   Financial Instruments and Derivatives Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including deferred compensation plan assets and related liability and contingent consideration. The fair values of these financial assets and liabilities were determined using the following inputs at July 3, 2011:

	Fair Value Measurements at July 3, 2011 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Assets
Plan asset for deferred compensation(1)	$4.2	$4.2	$	$—
Total assets	$4.2	$4.2	$—	$—

Liabilities
Contingent consideration(2)	$2.2	$—	$—	$2.2
Plan liability for deferred compensation(2)	4.2	4.2	—	—
Total liabilities	$6.4	$4.2	$—	$2.2

	Fair Value Measurements at December 31, 2010 Using:
	Total	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Assets
Plan asset for deferred compensation(1)	$3.7	$3.7	$—	$—
Total assets	$3.7	$3.7	$—	$—

Liabilities
Contingent consideration(2)	$1.9	$—	$—	$1.9
Plan liability for deferred compensation(2)	3.7	3.7	—	—
Total liabilities	$5.6	$3.7	$—	$1.9

	Fair Value Measurements at July 4, 2010 Using:
	Total	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Assets
Plan asset for deferred compensation(1)	3.0	3.0	—	—
Total assets	$3.0	$3.0	$—	$—

Liabilities
Contingent consideration(2)	$1.9	$—	$—	$1.9
Plan liability for deferred compensation(2)	3.0	3.0	—	—
Total liabilities	$4.9	$3.0	$—	$1.9

(1) Included in other, net on the Company’s consolidated balance sheet.

(2) Included in other noncurrent liabilities on the Company’s consolidated balance sheet.

The table below provides a summary of the changes in fair value of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period December 31, 2010 to July 3, 2011.

	Balance	Purchases, sales,	Total realized and unrealized (gains) losses included in:
	December 31, 2010	settlements, net	Earnings	Comprehensive income	Balance July 3, 2011
	(in millions)
Contingent consideration	$1.9	$—	$0.3	$—	$2.2

The Level 3 contingent consideration obligation in connection with the Blue Ridge Atlantic Enterprises, Inc. (BRAE) acquisition was $2.2 million as of July 3, 2011 and $1.9 million as of December 31, 2010.  The increase in fair value of this obligation of $0.3 million for the quarter ended July 3, 2011 was recorded in selling, general and administrative expenses.  See Note 5 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, for a detailed description of the acquisition.

Short-term investment securities as of July 3, 2011 consists of a certificate of deposit with a remaining maturity of greater than three months at the date of purchase, for which the carrying amount is a reasonable estimate of fair value.

Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase and consist primarily of money market funds and certificates of deposits, for which the carrying amount is a reasonable estimate of fair value.

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

The Company has exposure to a number of foreign currency rates, including the Canadian dollar, the euro, the Chinese yuan and the British pound.  To manage this risk, the Company generally uses a layering methodology whereby at the end of any quarter, the Company has generally entered into forward exchange contracts, which hedge approximately 50% of the projected intercompany purchase transactions for the next twelve months.  The Company uses this strategy for purchases between Canada and the U.S., for purchases between the Euro zone and the U.S., and for purchases between the Euro zone and the United Kingdom.  The average volume of contracts can vary but generally approximates $9 to $15 million in open contracts at the end of any given quarter.  At July 3, 2011, the Company had contracts for purchases between Canada and the U.S. for notional amounts aggregating approximately $15.0 million to buy U.S. dollars.  The Company accounts for the forward exchange contracts as an economic hedge and has not elected to use hedge accounting.  Realized and unrealized gains and losses on the contracts are recognized in other (income) expense in the consolidated statements of operations.  These contracts do not subject the Company to significant market risk from exchange movement because they offset gains and losses on the related foreign currency denominated transactions. The fair value of the foreign exchange contracts as of July 3, 2011 was not material.

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

	July 3,	December 31,
	2011	2010
	(in millions)
Carrying amount	$475.9	$378.7
Estimated fair value	$511.3	$407.5

5. Restructuring and Other Charges

The Company’s Board of Directors approves all major restructuring programs that involve the discontinuance of product lines or the shutdown of facilities.  From time to time, the Company takes additional restructuring actions, including involuntary terminations that are not part of a major program.  The Company accounts for these costs in the period that the individual employees are notified or the liability is incurred.  These costs are included in restructuring and other charges in the Company’s consolidated statements of operations.  The Company also includes as part of other charges, expenses associated with asset impairments. In 2011, the Board approved a restructuring program with respect to the Company’s operating facilities in Europe. The Company expects to close a facility. The program is expected to include pre-tax costs of approximately $2.6 million, including costs for severance and shut down costs. The total net after-tax charge for this restructuring program is $1.8 million with costs being incurred through 2012.  Also, in 2011 the Board approved a restructuring program in association with the acquisition of Socla. The restructuring program was designed to eliminate certain redundancies with a total estimated pre-tax cost of $6.4 million with costs being incurred through 2012. See Note 4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, for a detailed description of the 2010 Europe and North America actions.

A summary of the pre- tax cost by restructuring program is as follows:

	Second Quarter Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
	(in millions)
2009 Actions	$—	$0.3	$—	$1.1
2010 Actions	1.8	2.7	2.7	5.6
2011 Actions	3.4	—	3.6	—
Other Actions	—	0.1	—	0.2
Total restructuring charges	$5.2	$3.1	$6.3	$6.9
Other charges related to impairments	0.3	—	0.3	0.2
	$5.5	$3.1	$6.6	$7.1
Less: amounts included in cost of goods sold	—	0.6	—	1.3
Total restructuring and other charges	$5.5	$2.5	$6.6	$5.8

The Company recorded total pre-tax restructuring and other charges in its business segments as follows:

	Second Quarter Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
	(in millions)
North America	$—	$0.3	$0.1	$1.0
Europe	5.3	2.8	6.3	5.8
China	0.2	—	0.2	0.3
Total	$5.5	$3.1	$6.6	$7.1

The Company does not expect to incur additional costs related to the 2009 restructuring plan, as the project is substantially complete.

2011 Actions

Socla Actions

The following table summarizes the total expected, incurred and remaining pre-tax costs for the 2011 Socla restructuring program:

Reportable Segment	Total Expected Costs	Incurred through July 3, 2011	Remaining Costs at July 3, 2011
	(in millions)
Europe	$6.2	$2.5	$3.7
China	0.2	0.2	—
Total	$6.4	$2.7	$3.7

Details of the Company’s 2011 Socla restructuring program reserve for the first six months of 2011 are as follows:

	Severance	Facility exit and other	Total
	(in millions)
Balance at December 31, 2010	$—	$—	$—
Net pre-tax restructuring charges	2.7	—	2.7
Utilization and foreign currency impact	(0.1)	—	(0.1)
Balance at July 3, 2011	$2.6	$—	$2.6

The company expects to spend the remaining reserve by mid 2012.

The following table summarizes expected, incurred and remaining costs for 2011 Socla restructuring actions by type:

	Severance	Facility exit and other	Total
	(in millions)
Expected costs	$5.4	$1.0	$6.4
Costs incurred — quarter ended July 3, 2011	(2.7)	—	(2.7)
Remaining costs at July 3, 2011	$2.7	$1.0	$3.7

Europe Actions

The following table summarizes the total expected, incurred and remaining pre-tax costs for the 2011 Europe restructuring program:

Reportable Segment	Total Expected Costs	Incurred through July 3, 2011	Remaining Costs at July 3, 2011
	(in millions)
Europe	$2.6	$0.9	$1.7

Details of the Company’s 2011 Europe restructuring program for the first six months of 2011 are as follows:

	Severance	Facility exit and other	Total
	(in millions)
Balance at December 31, 2010	$—	$—	$—
Net pre-tax restructuring charges	0.1	0.1	0.2
Utilization and foreign currency impact	(0.1)	(0.1)	(0.2)
Balance at April 3, 2011	—	—	—
Net pre-tax restructuring charges	0.7	—	0.7
Utilization and foreign currency impact	(0.3)	—	(0.3)
Balance at July 3, 2011	$0.4	$—	$0.4

The following table summarizes expected, incurred and remaining costs for 2011 Europe restructuring actions by type:

	Severance	Facility exit and other	Total
	(in millions)
Expected costs	$2.4	$0.2	$2.6
Costs incurred — quarter ended April 3, 2011	(0.1)	(0.1)	(0.2)
Remaining costs at April 3, 2011	2.3	0.1	2.4
Costs incurred — quarter ended July 3, 2011	(0.7)	—	(0.7)
Remaining costs at July 3, 2011	$1.6	$0.1	$1.7

2010 Actions

Europe Actions

The following table summarizes the total expected, incurred and remaining pre-tax costs for the 2010 Europe footprint consolidation-restructuring program:

Reportable Segment	Total Expected Costs	Incurred through July 3, 2011	Remaining Costs at July 3, 2011
	(in millions)
Europe	$16.3	$16.3	$—

Details of the Company’s 2010 Europe footprint consolidation-restructuring program reserve for the first six months of 2011 are as follows:

	Severance	Asset write- downs	Facility exit and other	Total
	(in millions)
Balance at December 31, 2010	$5.4	$—	$—	$5.4
Net pre-tax restructuring charges	0.2	—	0.6	0.8
Utilization and foreign currency impact	(1.2)	—	(0.6)	(1.8)
Balance at April 3, 2011	4.4	—	—	4.4
Net pre-tax restructuring charges	1.5		0.3	1.8
Utilization and foreign currency impact	(1.7)	—	(0.3)	(2.0)
Balance at July 3, 2011	$4.2	$—	$—	$4.2

The Company expects to spend the remaining reserve by mid-2012.

The following table summarizes expected, incurred and remaining costs for 2010 Europe footprint consolidation- restructuring actions by type:

	Severance	Asset write- downs	Facility exit and other	Total
	(in millions)
Expected costs	$8.8	$1.7	$5.8	$16.3
Costs incurred —2009	(4.2)	—	(0.4)	(4.6)
Costs incurred —2010	(2.9)	(1.7)	(4.5)	(9.1)
Costs incurred — quarter ended April 3, 2011	(0.2)	—	(0.6)	(0.8)
Costs incurred — quarter ended July 3, 2011	(1.5)	—	(0.3)	(1.8)
Remaining costs at July 3, 2011	$—	$—	$—	$—

The Company does not expect to incur additional costs related to the 2010 Europe footprint consolidation- restructuring plan, as the project is substantially complete.

North America Actions

The following table summarizes the total expected, incurred and remaining pre-tax costs for the 2010 North America footprint consolidation-restructuring program:

Reportable Segment	Total Expected Costs	Incurred through July 3, 2011	Remaining Costs at July 3, 2011
	(in millions)
North America	$3.3	$2.1	$1.2

In August 2011, the Company revised its original estimate from $4.9 million to $3.3 million on the North America footprint consolidation-restructuring program as the total costs to shut down and relocate equipment was lower than anticipated.

Details of the Company’s 2010 North America footprint consolidation-restructuring program reserve for the first six months of 2011 are as follows:

	Severance	Asset write- downs	Facility exit and other	Total
	(in millions)
Balance at December 31, 2010	$2.0	$—	$—	$2.0
Net pre-tax restructuring charges	—	—	0.1	0.1
Utilization	(0.2)	—	(0.1)	(0.3)
Balance at April 3, 2011	1.8	—	—	1.8
Net pre-tax restructuring charges	—	—	—	—
Utilization	(0.4)	—	—	(0.4)
Balance at July 3, 2011	$1.4	$—	$—	$1.4

The Company expects to spend the remaining reserve by mid 2012.

The following table summarizes expected, incurred and remaining costs for the Company’s 2010 North America footprint consolidation-restructuring actions by type:

	Severance	Asset write- downs	Facility exit and other	Total
	(in millions)
Expected costs	$2.0	$0.5	$0.8	$3.3
Costs incurred — 2010	(2.0)	—	—	(2.0)
Costs incurred — quarter ended April 3, 2011	—	—	(0.1)	(0.1)
Costs incurred — quarter ended July 3, 2011	—	—	—	—
Remaining costs at July 3, 2011	$—	$0.5	$0.7	$1.2

The second quarter charge for 2010 of $3.1 million consisted of approximately $1.3 million related to involuntary termination benefits, $0.6 million for accelerated depreciation for manufacturing operations, which was charged to cost of sales, and $0.8 million for other costs associated with the 2010 actions.  Additionally, the Company recorded $0.2 million related to involuntary termination benefits and $0.1 million for relocation expenses associated with the 2009 actions.  The remaining costs of approximately $0.1 million related to involuntary termination benefits which were not part of a previously announced restructuring plan.

The first six months charges for 2010 of $6.9 million consisted of approximately $3.3 million related to involuntary termination benefits, $1.3 million for accelerated depreciation for manufacturing operations, which was charged to cost of sales, and $1.0 million for other costs all associated with the 2010 actions.  Additionally, the Company recorded $0.5 million related to involuntary termination benefits and $0.6 million for relocation expenses associated with the 2009 actions.  The remaining costs of approximately $0.2 million related to involuntary termination benefits which were not part of a previously announced restructuring plan.

In addition, in 2010, the Company recorded a tax charge of approximately $1.5 million in connection with the expected sale of TWVC. The Company expects the sale of TWVC to be finalized in the third quarter of 2011, subject to receiving all applicable government approvals. The Company expects to receive net proceeds of approximately $5.9 million from the sale. The Company also expects to record a gain of approximately $7.9 million after-tax to recognize the cumulative currency translation adjustment related to TWVC. Further, the Company will recognize a $3.9 million gain to reverse a tax provision upon completion of the sale.

6. Earnings per Share

The following tables set forth the reconciliation of the calculation of earnings per share:

	For the Second Quarter Ended July 3, 2011			For the Second Quarter Ended July 4, 2010
	Income (loss) (Numerator)	Shares (Denominator)	Per Share Amount	Income (loss) (Numerator)	Shares (Denominator)	Per Share Amount
	(amounts in millions, except per share amounts)
Basic EPS
Net income (loss):
Continuing operations	$12.9	37.6	$0.34	$22.2	37.2	$0.60
Discontinued operations	1.7		0.05	(0.1)		—
Net income	$14.6		$0.39	$22.1		$0.59
Effect of dilutive securities
Common stock equivalents		0.2			0.2
Diluted EPS
Net income (loss):
Continuing operations	$12.9		$0.34	$22.2		$0.59
Discontinued operations	1.7		0.05	(0.1)		—
Net income	$14.6	37.8	$0.39	$22.1	37.4	$0.59

Options to purchase 0.3 million and 0.6 million shares of Class A Common Stock were outstanding during the second quarter of 2011 and 2010, respectively, but were not included in the computation of diluted EPS because to do so would be anti-dilutive.

	For the Six Months Ended July 3, 2011			For the Six Months Ended July 4, 2010
	Income (loss) (Numerator)	Shares (Denominator)	Per Share Amount	Income (loss) (Numerator)	Shares (Denominator)	Per Share Amount
	(amounts in millions, except per share amounts)
Basic EPS
Net income (loss):
Continuing operations	$24.0	37.6	$0.64	$34.4	37.2	$0.93
Discontinued operations	1.7		0.05	(4.2)		(0.11)
Net income	$25.7		$0.69	$30.2		$0.82
Effect of dilutive securities
Common stock equivalents		0.1			0.1
Diluted EPS
Net income (loss):
Continuing operations	$24.0		$0.64	$34.4		$0.92
Discontinued operations	1.7		0.05	(4.2)		(0.11)
Net income	$25.7	37.7	$0.68	$30.2	37.3	$0.81

Options to purchase 0.3 million and 0.7 million shares of Class A Common Stock were outstanding during the first six months of 2011 and 2010, respectively, but were not included in the computation of diluted EPS because to do so would be anti-dilutive.

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

The following is a summary of the Company’s significant accounts and balances by segment, reconciled to the consolidated totals:

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
	(in millions)
Net Sales
North America	$212.0	$206.3	$414.1	$404.8
Europe	157.8	112.1	281.8	228.6
China	5.9	5.6	9.7	9.9
Consolidated net sales	$375.7	$324.0	$705.6	$643.3

Operating income (loss)
North America	$26.3	$29.0	$53.0	$56.6
Europe	6.9	11.6	16.6	22.2
China	0.9	0.8	1.7	(0.3)
Subtotal reportable segments	34.1	41.4	71.3	78.5

Corporate (*)	(7.5)	(8.1)	(21.8)	(19.2)
Consolidated operating income	26.6	33.3	49.5	59.3

Interest income	0.2	0.3	0.5	0.5
Interest expense	(6.7)	(5.4)	(12.6)	(10.6)
Other	(0.6)	0.6	(0.7)	0.8
Income from continuing operations before income taxes	$19.5	$28.8	$36.7	$50.0

Capital Expenditures
North America	$1.9	$2.1	$5.3	$5.3
Europe	3.2	2.9	6.3	6.4
China	0.3	0.2	0.4	0.3
Consolidated capital expenditures	$5.4	$5.2	$12.0	$12.0

Depreciation and Amortization
North America	$5.2	$4.5	$9.6	$8.8
Europe	8.4	5.9	14.8	12.7
China	0.5	0.5	1.0	1.0
Consolidated depreciation and amortization	$14.1	$10.9	$25.4	$22.5

Identifiable Assets (at end of period)
North America			$844.9	$851.6
Europe			948.8	639.9
China			85.1	92.6
Discontinued operations			1.6	11.9
Consolidated identifiable assets			$1,880.4	$1,596.0

Long-Lived Assets (at end of period)
North America			$83.8	$80.2
Europe			153.1	97.6
China			15.3	15.7
Consolidated long-lived assets			$252.2	$193.5

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

The following includes U.S. net sales and U.S. long-lived assets of the Company’s North American segment:

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
	(in millions)

U.S. net sales	$192.5	$187.5	$375.4	$368.6
U.S. long-lived assets (at end of period)			78.6	75.2

The following includes intersegment sales for North America, Europe and China:

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
	(in millions)
Intersegment Sales
North America	$0.8	$0.9	$1.7	$1.9
Europe	2.3	1.8	4.2	3.9
China	37.2	35.2	67.9	59.7
Intersegment sales	$40.3	$37.9	$73.8	$65.5

The North American segment and the China segment include $3.8 million and $6.2 million, respectively, in assets held for sale at July 3, 2011. The North American segment, China segment and Europe segment include $4.9 million and $5.9 million and $0.5 million, respectively, in assets held for sale at July 4, 2010.

8. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of the following:

	Foreign Currency Translation	Pension Adjustment	Accumulated Other Comprehensive Income (Loss)
	(in millions)

Balance December 31, 2010	$24.9	$(25.2)	$(0.3)
Change in period	34.0	0.8	34.8
Balance April 3, 2011	$58.9	$(24.4)	$34.5
Change in period	14.7	0.8	15.5
Balance July 3, 2011	$73.6	$(23.6)	$50.0

Balance December 31, 2009	$51.6	$(21.5)	$30.1
Change in period	(23.8)	0.6	(23.2)
Balance April 4, 2010	$27.8	$(20.9)	$6.9
Change in period	(41.6)	0.7	(40.9)
Balance July 4, 2010	$(13.8)	$(20.2)	$(34.0)

Accumulated other comprehensive income (loss) in the consolidated balance sheets as of July 3, 2011 and July 4, 2010 consist primarily of cumulative translation adjustments and pension related prior service costs and net actuarial loss.  The Company’s total comprehensive income (loss) was as follows:

	Second Quarter Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
	(in millions)
Net income	$14.6	$22.1	$25.7	$30.2
Foreign currency translation and pension adjustments	15.5	(40.9)	50.3	(64.1)
Total comprehensive income (loss)	$30.1	$(18.8)	$76.0	$(33.9)

9. Debt

The Company’s credit agreement (the Credit Agreement)  provides for a multi-currency $300.0 million, five-year, senior unsecured revolving credit facility which may be increased by an additional $150.0 million under certain circumstances and subject to the terms of the Credit Agreement. The Credit Agreement has a sublimit of up to $75.0 million in letters of credit.

Borrowings outstanding under the Credit Agreement bear interest at a fluctuating rate per annum equal to (i) in the case of Eurocurrency rate loans, the British Bankers Association LIBOR rate plus an applicable percentage, ranging from 1.70% to 2.30%, determined by reference to the Company’s consolidated leverage ratio plus, in the case of certain lenders, a mandatory cost calculated in accordance with the terms of the Credit Agreement, or (ii) in the case of base rate loans and swing line loans, the highest of (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such day as announced by Bank of America, N.A. as its “prime rate,” and (c) the British Bankers Association LIBOR rate plus 1.0%, plus an applicable percentage, ranging from 0.70% to 1.30%, determined by reference to the Company’s consolidated leverage ratio. In addition to paying interest under the Credit Agreement, the Company is also required to pay certain fees in connection with the credit facility, including, but not limited to, a facility fee and letter of credit fees. Under the Credit Agreement, the Company is required to satisfy and maintain specified financial ratios and other financial condition tests. The Credit Agreement matures on June 18, 2015.  The Company may repay loans outstanding under the Credit Agreement from time to time without premium or penalty, other than customary breakage costs, if any, and subject to the terms of the Credit Agreement. As of July 3, 2011, the Company was in compliance with all covenants related to the Credit Agreement and had $178.4 million of unused and available credit under the Credit Agreement and $34.6 million of stand-by letters of credit outstanding on the Credit Agreement. The Company had $87.0 million of euro-denominated borrowings outstanding under the Credit Agreement at July 3, 2011.

The Company is a party to several note agreements as further detailed in Note 11 of Notes to Consolidated Financial Statements of the Annual Report on Form 10-K for the year ended December 31, 2010.  These note agreements require the Company to maintain a fixed charge coverage ratio of consolidated EBITDA plus consolidated rent expense during the period to consolidated fixed charges.  Consolidated fixed charges are the sum of consolidated interest expense for the period and consolidated rent expense.  As of July 3, 2011, the Company was in compliance with all covenants regarding these note agreements.

10. Contingencies and Environmental Remediation

As disclosed in Part I, Item 1, “Product Liability, Environmental and Other Litigation Matters” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, the Company is a party to certain litigation, has conducted an investigation regarding information that employees of CWV made payments to employees of state-owned agencies and whether such payments may violate FCPA, and is engaged in certain environmental remediation.  During the second quarter of 2011, the Company revised its estimate of its FCPA liability based on ongoing discussions with the SEC staff.  The Company now estimates a probable pre-tax charge in connection with these matters of approximately $3.8 million, which includes estimated disgorgement of profits, interest, fines, and penalties. There is currently no definitive agreement with the SEC staff or DOJ for the resolution of this matter and any agreement will be subject to the approval by the Commissioners of the SEC and senior DOJ personnel. Therefore, there can be no assurance that the Company’s negotiations with the SEC staff and DOJ will result in a definitive agreement, and the amount of the loss upon final disposition of these matters may exceed its current estimate.  There have been no material developments with respect to the Company’s environmental remediation proceedings during the first six months ended July 3, 2011.

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

The components of net periodic benefit cost are as follows:

	Second Quarter Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
	(in millions)
Service cost—benefits earned	$1.3	$1.1	$2.6	$2.2
Interest costs on benefits obligation	1.5	1.4	3.0	2.8
Expected return on assets	(1.8)	(1.5)	(3.6)	(3.0)
Prior service costs and net actuarial loss amortization	0.8	0.7	1.6	1.3
Net periodic benefit cost	$1.8	$1.7	$3.6	$3.3

The information related to the Company’s pension funds cash flow is as follows:

	Six Months Ended
	July 3, 2011	July 4, 2010
	(in millions)

Employer contributions	$5.1	$5.1

The Company expects to contribute approximately $5.1 million to its pension plan for the remainder of 2011.

12. Acquisition

On April 29, 2011, the Company completed the acquisition of Danfoss Socla S.A.S. (Socla) and the related water controls business of certain other entities controlled by Danfoss A/S, in a share and asset purchase transaction. The aggregate consideration paid was EUR 120.0 million, less EUR 3.4 million in estimated working capital and related adjustments.  The net purchase price of EUR 116.6 million was financed with cash on hand and euro-based borrowings under our Credit Agreement.  The net purchase price, which is subject to final working capital and related adjustments, is equal to approximately $172.8 million based on the exchange rate of Euro to U.S. dollars as of April 29, 2011.

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

The Company is accounting for the transaction as a business combination.  The Company completed a preliminary purchase price allocation that resulted in the recognition of $69.3 million in goodwill and $46.3 million in intangible assets.  Intangible assets are comprised primarily of customer relationships with estimated lives of 10 years and trade names with either 20 year lives or indefinite lives.  The goodwill is attributable to the workforce of Socla and the synergies that are expected to arise as a result of the acquisition.  The goodwill is not expected to be deductible for tax purposes.  The following table summarizes the preliminary value of the assets and liabilities acquired:

Cash	$10.4
Accounts Receivable	28.2
Inventory	25.3
Fixed Assets	47.1
Other Assets	2.7
Intangible Assets	46.3
Goodwill	69.3
Accounts Payable	(8.2)
Accrued Expenses	(15.8)
Deferred Tax Liability	(21.7)
Debt	(10.8)
Preliminary Purchase Price	$172.8

The purchase price allocation for the acquisition noted above is preliminary pending the final valuations of fair values of intangible assets and certain assumed assets and liabilities and the resolution of the final purchase price, including working capital and related adjustments.

The results of operations include the results of Socla since the acquisition date and include $27.7 million of revenues and $3.6 million of operating losses which includes non-recurring acquisition accounting charges of $3.6 million and restructuring charges of $2.7 million.  During the six months ended July 3, 2011, due diligence costs of $1.1 million were included in selling, general and administrative costs.

Supplemental pro-forma information

Had the Company completed the acquisition of Socla at the beginning of 2010, the net sales, net income from continuing operations and earnings per share from continuing operations would have been as follows:

	Second Quarter Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3 2011	July 4, 2010
Amounts in millions (except per share information)

Net sales	$389.7	$356.7	$753.0	$710.1
Net income from continuing operations	$15.7	$23.1	$29.0	$36.5
Net income per share:
Basic EPS — continuing operations	$0.42	$0.62	$0.77	$0.98
Diluted EPS — continuing operations	$0.41	$0.62	$0.77	$0.98

Net income from continuing operations for the quarters ended July 3, 2011 and July 4, 2010 was adjusted to include $0.2 million and $0.5 million, respectively, of net interest expense related to the financing and $0.2 million and $0.6 million, respectively of net amortization expense resulting from the estimated allocation of purchase price to amortizable intangible assets.  Net income from continuing operations for the six months ended July 3, 2011 and July 4, 2010 was adjusted to include $0.7 million and $1.0 million, respectively of net interest expense related to the financing and $0.9 million and $1.3 million, respectively of net amortization expense resulting from the estimated allocation of purchase price to amortizable intangible assets.  Net income from continuing operations for the quarter and six months ended July 3, 2011 was also adjusted to exclude $2.4 million and $3.5 million, respectively of non-recurring acquisition-related charges and third-party costs.

13. Subsequent Events

Stock Repurchase Program

On August 2, 2011, the Company announced that its Board of Directors had authorized a stock repurchase program. Under the program, the Company may repurchase up to an aggregate of 1.0 million shares of its Class A Common Stock in open market purchases or in privately negotiated transactions.

Dividend Declared

On August 2, 2011, the Company declared a quarterly dividend of eleven cents ($0.11) per share on each outstanding share of Class A Common Stock and Class B Common Stock payable on September 2, 2011 to stockholders of record at the close of business on August 22, 2011.

New Director

On August 1, 2011, the Company announced that its Board of Directors elected Bernard Baert to serve as a member of the Company’s Board of Directors until the Company’s 2012 Annual Meeting of Stockholders or until his successor has been duly elected and qualified.  Mr. Baert was also appointed by the Board to serve as a member of each of the Audit Committee and the Nominating and Corporate Governance Committee of the Board of Directors.

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

We operate on a 52-week fiscal year ending on December 31.  Any quarterly or six-month data contained in this Quarterly Report on Form 10-Q generally reflects the results of operations for a 13-week or 26-week period, respectively.

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

Our business is reported in three geographic segments: North America, Europe and China. We distribute our products through three primary distribution channels: wholesale, do-it-yourself (DIY) and original equipment manufacturers (OEMs). Interest rates, the unemployment rate and credit availability have an indirect effect on the demand for our products due to the effect such rates have on the number of new residential and commercial construction starts and remodeling projects. All of these activities have an impact on our levels of sales and earnings. An additional factor that has had an effect on our sales and operating income is fluctuation in foreign currencies, as a portion of our sales and certain portions of our costs, assets and liabilities are denominated in currencies other than the U.S. dollar.

During the second quarter of 2011, organic sales increased by 0.6% over last year’s comparable period, with increased sales in our North American wholesale and European OEM markets being substantially offset by reduced sales in our North American and European DIY market.  Organic sales in the second quarter of 2011 increased over the second quarter of 2010 in North America by $2.1 million, or 1.0%, in Europe by $0.2 million, or 0.2%, while China decreased by $0.5 million, or 8.9%. We define organic sales growth as the increase or decrease in sales for the current period compared to the prior period, excluding the impact of the change in foreign currency exchange, and excluding sales in the: (1) current period from business and product line acquisitions that are included in our actual results of operations for less than twelve months, and (2) prior period from business and product line divestitures that are included in our actual results of operations for the twelve-month period prior to the divestiture.  A key driver of the overall sales increase was increased pricing across our product portfolio. The increased pricing was in reaction to higher commodity costs, especially copper-based alloys like brass and bronze, which have trended to near historic highs. However, we were not able to fully recover the increased costs of commodities in Europe and in our North American DIY market. Therefore our gross margins were negatively affected during the second quarter of 2011 in comparison to both the first quarter of 2011 and to the second quarter of 2010. The spot price of copper at July 1, 2011 was approximately 47.8% higher than the spot price at July 2, 2010. To help mitigate this issue we continue to implement price increases for our products to help recover our costs. However, we may not realize all price increases. Further, we are continuing to drive greater plant absorption through facility consolidations and through productivity initiatives from continuous improvement programs.

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

We have completed 35 acquisitions since divesting our industrial and oil and gas business in 1999. During 2010, we completed two acquisitions.  On April 13, 2010 we acquired 100% of the outstanding stock of Blue Ridge Atlantic Enterprises, Inc. (BRAE) and on June 28, 2010 we acquired all the outstanding stock of Austroflex Rohr-Isoliersysteme GmbH (Austroflex).  Additionally, on April 29, 2011, we completed the acquisition of Danfoss Socla S.A.S. (Socla) and the related water controls business of certain other entities controlled by Danfoss A/S, in a share and asset purchase transaction. The aggregate consideration paid was EUR 120.0 million, less EUR 3.4 million in estimated working capital and related adjustments.  The net purchase price of EUR 116.6 million was financed with cash on hand and euro-based borrowings under our Credit Agreement.  The net purchase price, which is subject to final working capital and related adjustments, is equal to approximately $172.8 million based on the exchange rate of Euro to U.S. dollars as of April 29, 2011.  Socla is a manufacturer of water protection valves and flow control solutions for the water market and the heating, ventilation and air conditioning market.  Its major product lines include backflow preventers, check valves and pressure reducing valves.   Socla is based in France, and its products are distributed worldwide for commercial, residential, municipal and industrial use. Socla’s annual revenue for 2010 was approximately $130.0 million. Socla strengthens our European plumbing and flow control platform and also adds to our HVAC platform.

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

Another risk we face in all areas of our business is competition. We consider brand preference, engineering specifications, code requirements, price, technological expertise, delivery times, quality and breadth of product offerings to be the primary competitive factors. We believe that product development, product testing capability, breadth of product offerings, and investment in plant and equipment needed to manufacture products in compliance with code requirements represent a competitive advantage for us. We are committed to maintaining our capital equipment at a level consistent with current technologies, and thus we expect to spend an aggregate of approximately $32.5 million during 2011 for purchases of capital equipment.

In March 2010, in connection with our manufacturing footprint consolidation activities, we closed the operations of Tianjin Watts Valve Company Ltd. (TWVC) and relocated its manufacturing operations to other facilities. On April 12, 2010, we signed a definitive equity transfer agreement to sell our equity ownership and remaining assets of TWVC. The sale is expected to be finalized in the third quarter of 2011, subject to receiving all applicable government approvals. We expect to receive net proceeds of approximately $5.9 million from the sale. We also expect to record a gain of approximately $7.9 million after-tax to recognize the cumulative currency translation adjustment related to TWVC. Further, we will recognize a $3.9 million gain to reverse a tax provision upon completion of the sale.

Recent Events

Stock Repurchase Program

On August 2, 2011, we announced that our Board of Directors had authorized a stock repurchase program. Under the program, we may repurchase up to an aggregate of 1.0 million shares of our Class A Common Stock in open market purchases or in privately negotiated transactions.

Dividend Declared

On August 2, 2011, we declared a quarterly dividend of eleven cents ($0.11) per share on each outstanding share of Class A Common Stock and Class B Common Stock payable on September 2, 2011 to stockholders of record at the close of business on August 22, 2011.

New Director

On August 1, 2011, we announced that our Board of Directors elected Bernard Baert to serve as a member of our Board of Directors until the Company’s 2012 Annual Meeting of Stockholders or until his successor has been duly elected and qualified.  Mr. Baert was also appointed by the Board to serve as a member of each of the Audit Committee and the Nominating and Corporate Governance

Committee of the Board of Directors.

President of Asia

On July 25, 2011 we appointed Elie Melhem as our President of Asia. Mr. Melhem previously worked at Ariston Thermo and has extensive business experience in China.

Results of Operations

Second Quarter Ended July 3, 2011 Compared to Second Quarter Ended July 4, 2010

Net Sales.  Our business is reported in three geographic segments: North America, Europe and China. Our net sales in each of these segments for each of the second quarters of 2011 and 2010 were as follows:

	Second Quarter Ended July 3, 2011		Second Quarter Ended July 4, 2010			% Change to Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales
	(dollars in millions)
North America	$212.0	56.4%	$206.3	63.7%	$5.7	1.8%
Europe	157.8	42.0	112.1	34.6	45.7	14.1
China	5.9	1.6	5.6	1.7	0.3	0.1
Total	$375.7	100.0%	$324.0	100.0%	$51.7	16.0%

The increase (decrease) in net sales in each of the three geographic segments is attributable to the following:

					Change As a % of Consolidated Net Sales				Change As a % of Segment Net Sales
	North America	Europe	China	Total	North America	Europe	China	Total	North America	Europe	China
	(dollars in millions)
Organic	$2.1	$0.2	$(0.5)	$1.8	0.7%	0.1%	(0.2)%	0.6%	1.0%	0.2%	(8.9)%
Foreign exchange	1.1	15.2	0.3	16.6	0.3	4.7	0.1	5.1	0.5	13.6	5.4
Acquired	2.5	30.3	0.5	33.3	0.8	9.3	0.2	10.3	1.2	27.0	8.9
Total	$5.7	$45.7	$0.3	$51.7	1.8%	14.1%	0.1%	16.0%	2.7%	40.8%	5.4%

Organic net sales in the North American wholesale market in the second quarter of 2011 increased by 3.3% compared to the second quarter of 2010. This increase was primarily due to increased unit pricing across our product lines. Organic sales into the North American DIY market in the second quarter of 2011 decreased 6.5% compared to the second quarter of 2010, primarily from decreased product sales volume.

Organic sales into the European OEM market in the second quarter of 2011 increased 3.7% compared to the second quarter of 2010, primarily from increased sales of under-floor radiant heating products in the German OEM market. This increase was offset by a decrease in in the European DIY market, primarily in France. Organic net sales in the European wholesale market remained flat compared to the second quarter of 2010.

The increases in net sales due to foreign exchange are primarily due to the appreciation of the euro and Canadian dollar against the U.S. dollar. We cannot predict whether these currencies will continue to appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

Acquired net sales growth in North America and China was due to the inclusion of Socla. Acquired net sales growth in Europe was due to the inclusion of Socla and Austroflex.

Gross Profit. Gross profit and gross profit as a percent of net sales (gross margin) for the second quarters of 2011 and 2010 were as follows:

	Second Quarter Ended
	July 3, 2011	July 4, 2010
	(dollars in millions)
Gross profit	$130.3	$120.6
Gross margin	34.7%	37.2%

Gross margin decreased 2.5 percentage points in the second quarter of 2011 compared to the second quarter of 2010. Europe’s gross margin declined primarily from acquisition accounting charges of $3.6 million related to the acquisition of Socla, increased raw material costs that were not completely recovered with higher sales prices, and, to a lesser extent, from product mix. We anticipate approximately $2.2 million in remaining acquisition accounting charges will affect Europe’s third quarter results.  North America’s gross margin declined due to increased raw material costs that were not completely recovered in the DIY market. Gross margins declined marginally in China.

Selling, General and Administrative Expenses.  Selling, General and Administrative, or SG&A, expenses for the second quarter of 2011 increased $13.4 million, or 15.8%, compared to the second quarter of 2010.  The increase in SG&A expenses was attributable to the following:

	(in millions)	% Change

Organic	$(0.1)	(0.1)%
Foreign exchange	3.8	4.5
Acquired	9.7	11.4
Total	$13.4	15.8%

The organic decrease in SG&A expenses was primarily due to lower professional services and lower health care costs being offset by increased personnel-related costs primarily related to severance, and higher amortization.  The increase in SG&A expenses from foreign exchange was primarily due to the appreciation of the euro against the U.S. dollar.  The inclusion of Socla and Austroflex were the drivers of the acquired increase. Total SG&A expenses, as a percentage of sales, were 26.1% in the second quarter of 2011 compared to 26.2% in the second quarter of 2010.

Restructuring and Other Charges. In the second quarter of 2011, we recorded a charge of $5.5 million primarily for involuntary terminations and other costs incurred as part of our acquisition of Socla and as part of existing European restructuring plans, as compared to $2.5 million of restructuring charges for the second quarter of 2010.   For a more detailed description of our current restructuring plans, see Note 5 of Notes to Consolidated Financial Statements.

Operating Income.  Operating income (loss) by geographic segment for the second quarters of 2011 and 2010 were as follows:

	Second Quarter Ended			% Change to Consolidated
	July 3, 2011	July 4, 2010	Change	Operating Income
	(dollars in millions)

North America	$26.3	$29.0	$(2.7)	(8.1)%
Europe	6.9	11.6	(4.7)	(14.1)
China	0.9	0.8	0.1	0.3
Corporate	(7.5)	(8.1)	0.6	1.8
Total	$26.6	$33.3	$(6.7)	(20.1)%

The increase (decrease) in operating income (loss) is attributable to the following:

						Change					Change
						As a % of Consolidated Operating Income					As a % of Segment Operating Income
	North America	Europe	China	Corp.	Total	North America	Europe	China	Corp.	Total	North America	Europe	China	Corp.
	(dollars in millions)
Organic	$(3.6)	$(2.1)	$0.4	$0.6	$(4.7)	(10.8)%	(6.3)%	1.2%	1.8%	(14.1)%	(12.3)%	(18.1)%	50.0%	7.4%
Foreign exchange	0.3	1.7	—	—	2.0	0.9	5.1	—	—	6.0	1.0	14.7	—	—
Acquired	0.3	(1.8)	(0.1)	—	(1.6)	0.9	(5.4)	(0.3)	—	(4.8)	1.0	(15.5)	(12.5)	—
Restructuring/other	0.3	(2.5)	(0.2)	—	(2.4)	0.9	(7.5)	(0.6)	—	(7.2)	1.0	(21.6)	(25.0)	—
Total	$(2.7)	$(4.7)	$0.1	$0.6	$(6.7)	(8.1)%	(14.1)%	0.3%	1.8%	(20.1)%	(9.3)%	(40.5)%	12.5%	7.4%

The decrease in consolidated organic operating income was primarily to due to the fact that we did not fully recover increased commodity costs in our sales prices in the European market and the North American DIY markets. The acquired losses related to Socla and Austroflex. The Socla loss was driven by acquisition accounting charges as noted previously. Additionally, restructuring costs increased primarily due to severance charges at Socla.

Interest Expense.  Interest expense increased $1.3 million, or 24.1%, for the second quarter of 2011 as compared to the second quarter of 2010, primarily due to the interest on additional borrowings under our revolving line credit incurred in connection with the acquisition of Socla and incremental private placement debt and higher line of credit fees.

Income Taxes.  Our effective rate for continuing operations increased to 33.8% in the second quarter of 2011, from 22.9% for the second quarter of 2010.  The lower effective rate in 2010 was attributable to the release of a valuation allowance on net operating losses in Europe in the second quarter of 2010.

Net Income From Continuing Operations.  Net income from continuing operations for the second quarter of 2011 was $12.9 million, or $0.34 per common share, compared to $22.2 million, or $0.59 per common share, for the second quarter of 2010. Results for the second quarter of 2011 include an after-tax charge of $3.7 million, or $0.10 per common share, for restructuring and other charges related primarily to involuntary terminations and other costs compared to an after-tax restructuring and other charge of $2.0 million, or $0.06 per common share, for the second quarter of 2010. The release of the valuation allowance in Europe on net operating losses noted above contributed a tax benefit of $0.08 per common share to the second quarter of 2010. The appreciation of the euro and Canadian dollar against the U.S. dollar resulted in a positive impact on our operations of $0.03 per common share for the second quarter of 2011 compared to the comparable period in 2010. We cannot predict whether the euro, Canadian dollar or Chinese yuan will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net income.

Income (Loss) From Discontinued Operations.  Income from discontinued operations for the second quarter of 2011 was primarily attributable to a reserve adjustment of $1.7 million, or $0.05 per diluted share, related to the Unites States Foreign Corrupt Practices Act (FCPA) investigation that was originally recorded in the first quarter of 2010.  The adjustment reflects management’s best estimate of a possible reserve in connection with this matter based on ongoing discussions with Securities and Exchange Commission (SEC) staff.  There is no definitive agreement for resolution of this matter at this time. These costs are discussed in Note 3 of Notes to Consolidated Financial Statements.

Six Months Ended July 3, 2011 Compared to Six Months Ended July 4, 2010

Net Sales.  Our net sales in each of these segments for each of the first six months of 2011 and 2010 were as follows:

	Six Months Ended July 3, 2011		Six Months Ended July 4, 2010			% Change to Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales
	(dollars in millions)
North America	$414.1	58.7%	$404.8	62.9%	$9.3	1.4%
Europe	281.8	39.9	228.6	35.6	53.2	8.3
China	9.7	1.4	9.9	1.5	(0.2)	—
Total	$705.6	100.0%	$643.3	100.0%	$62.3	9.7%

The increase (decrease) in net sales in each of the three geographic segments is attributable to the following:

					Change As a % of Consolidated Net Sales				Change As a % of Segment Net Sales
	North America	Europe	China	Total	North America	Europe	China	Total	North America	Europe	China
	(dollars in millions)
Organic	$4.6	$3.8	$(1.1)	$7.3	0.7%	0.6%	(0.2)%	1.1%	1.1%	1.7%	(11.1)%
Foreign exchange	2.1	14.6	0.4	17.1	0.3	2.3	0.1	2.7	0.5	6.4	4.0
Acquired	2.6	34.8	0.5	37.9	0.4	5.4	0.1	5.9	0.6	15.2	5.1
Total	$9.3	$53.2	$(0.2)	$62.3	1.4%	8.3%	—%	9.7%	2.2%	23.3%	(2.0)%

Organic net sales in the North American wholesale market in the first six months of 2011 increased by 3.2% compared to the first six months of 2010. This increase was primarily due to increased unit pricing and some volume growth in our backflow  and plumbing and heating product lines. Organic sales into the North American DIY market in the first six months of 2011 decreased 5.6% compared to the first six months of 2010, primarily from decreased product sales volume.

Organic sales into the European OEM market in the first six months of 2011 increased 2.8% compared to the first six months of 2010, primarily from increased sales of under-floor radiant heating products in the German OEM market. Organic net sales in the European wholesale market increased by 2.5% compared to the first six months of 2010. This increase was primarily due to increased sales in our drain product lines.  Organic sales into the European DIY market in the first six months of 2011 decreased $1.1 million compared to the second quarter of 2010 primarily due to a weak market in France.

The increases in net sales due to foreign exchange are primarily due to the appreciation of the euro and Canadian dollar against the U.S. dollar. We cannot predict whether these currencies will continue to appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

Acquired net sales growth in North America was due to the inclusion of Socla and BRAE. Acquired net sales growth in Europe was due to the inclusion of Socla and Austroflex. Acquired net sales growth in China was due to the inclusion of Socla.

Gross Profit. Gross profit and gross margin for the first six months of 2011 and 2010 were as follows:

	Six Months Ended
	July 3, 2011	July 4, 2010
	(dollars in millions)
Gross profit	$251.3	$238.2
Gross margin	35.6%	37.0%

Gross margin decreased 1.4 percentage points in the first six months of 2011 compared to the first six months of 2010. Europe’s gross margin declined primarily due to acquisition accounting charges related to the acquisition of Socla of $3.6 million and increased raw material costs that were not completely recovered through higher sales prices.  North America’s gross margin declined due to increased raw material costs that were not completely recovered in the DIY market. Gross margins improved in China due to increased factory throughput compared to the first six months of 2010.

Selling, General and Administrative Expenses.  SG&A expenses for the first six months of 2011 increased $22.1 million, or 12.8%, compared to the first six months of 2010.  The increase in SG&A expenses was attributable to the following:

	(in millions)	% Change

Organic	$6.8	4.0%
Foreign exchange	3.8	2.2
Acquired	11.5	6.6
Total	$22.1	12.8%

The organic increase in SG&A expenses was primarily due to the one-time separation benefit for our former chief executive officer of $6.3 million, consisting of $3.3 million in expected cash severance and a non-cash charge of $3.0 million for the modification of his stock options and restricted stock awards. Additionally, we experienced increased personnel-related costs primarily related to severance, and increased acquisition costs, offset by a legal reimbursement settlement and lower product liability and health care costs.  The inclusion of Socla and Austroflex was the primary driver of the acquired increase. Total SG&A expenses, as a percentage of sales, was 27.7% in the first six months of 2011 compared to 26.9% in the first six months of 2010.

Restructuring and Other Charges. In the first six months of 2011, we recorded a charge of $6.6 million primarily for severance and other costs incurred as part of our restructuring programs, as compared to $5.8 million for the first six months of 2010.   For a more detailed description of our restructuring plans, see Note 5 of Notes to Consolidated Financial Statements.

Operating Income.  Operating income (loss) by geographic segment for the first six months of 2011 and 2010 was as follows:

	Six Months Ended			% Change to Consolidated
	July 3, 2011	July 4, 2010	Change	Operating Income
	(dollars in millions)

North America	$53.0	$56.6	$(3.6)	(6.1)%
Europe	16.6	22.2	(5.6)	(9.4)
China	1.7	(0.3)	2.0	3.4
Corporate	(21.8)	(19.2)	(2.6)	(4.4)
Total	$49.5	$59.3	$(9.8)	(16.5)%

The increase (decrease) in operating income (loss) is attributable to the following:

						Change					Change
						As a % of Consolidated Operating Income					As a % of Segment Operating Income
	North America	Europe	China	Corp.	Total	North America	Europe	China	Corp.	Total	North America	Europe	China	Corp.
	(dollars in millions)
Organic	$(5.1)	$(4.2)	$2.0	$(2.6)	$(9.9)	(8.6)%	(7.1)%	3.4%	(4.4)%	(16.7)%	(9.0)%	(18.9)%	(666.7)%	(13.5)%
Foreign exchange	0.5	1.6	0.1	—	2.2	0.8	2.7	0.2	—	3.7	0.8	7.2	(33.3)	—
Acquired	—	(2.5)	(0.1)	—	(2.6)	—	(4.2)	(0.2)	—	(4.4)	—	(11.3)	33.3	—
Restructuring/other	1.0	(0.5)	—	—	0.5	1.7	(0.8)	—	—	0.9	1.8	(2.2)	—	—
Total	$(3.6)	$(5.6)	$2.0	$(2.6)	$(9.8)	(6.1)%	(9.4)%	3.4%	(4.4)%	(16.5)%	(6.4)%	(25.2)%	(666.7)%	(13.5)%

The decrease in consolidated organic operating income was primarily to due to the one-time separation benefit for our former chief executive officer and our inability to fully recover increased commodity costs in our sales prices in the European markets and the North American DIY market. We also experienced inefficiencies due to our restructuring program in France during the first quarter of 2011.

Interest Expense.  Interest expense increased $2.0 million, or 18.9%, for the first six months of 2011 as compared to the first six  months of 2010, primarily due to the interest on additional borrowings under our revolving line of credit incurred in connection with the acquisition of Socla and incremental private placement debt and higher line of credit fees.

Income Taxes.   Our effective rate for continuing operations was 34.6% and 31.2% for the six months ended July 3, 2011 and July 4, 2010, respectively.  The lower effective rate in 2010 was primarily due to the release of a valuation allowance on net operating losses in Europe in the second quarter of 2010.  Furthermore, non-deductible acquisition costs associated with the Socla acquisition in Europe contributed to the higher rate in 2011.

Net Income From Continuing Operations.  Net income from continuing operations for the first six months of 2011 was $24.0 million, or $0.64 per common share, compared to $34.4 million, or $0.92 per common share, for the first six months of 2010. Results for the first six months of 2011 include an after-tax charge of $4.4 million, or $0.12 per common share, for restructuring and other charges compared to an after-tax restructuring and other charge of $6.2 million, or $0.17 per common share, for the first six months of 2010.  Additionally, 2011 results include an after-tax one-time charge of $3.9 million, or $0.11 per common share related to our former Chief Executive Officer’s separation agreement. The release of the valuation allowance in Europe on net operating losses noted above contributed a tax benefit of $0.08 per common share to the first six months of 2010. The appreciation of the euro and Canadian dollar against the U.S. dollar resulted in a positive impact on our operations of $0.04 per common share for the first six months of 2011 compared to the comparable period in 2010. We cannot predict whether the euro, Canadian dollar or Chinese yuan will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net income.

Income (Loss) From Discontinued Operations.  Income from discontinued operations for the first six months of 2011 was primarily attributable to a reserve adjustment of $1.7 million, or $0.05 per diluted share, related to the FCPA investigation that was recorded in the first six months of 2010.  The adjustment reflects management’s best estimate of a possible reserve in connection with this matter based on ongoing discussions with SEC staff.  There is no definitive agreement for resolution of this matter at this time.  The loss from discontinued operations for the first six months of 2010 was primarily attributable to the establishment of the reserve for the estimated disgorgement of profits and legal costs related to the FCPA investigation.  These matters discussed in Note 3 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

We generated $20.7 million of cash from operating activities in the first six months of 2011 as compared to $33.2 million of cash in the first six months of 2010. This decrease is partially due to lower profits, increased inventory valuations due to higher commodity costs, additional inventory in connection with our on-going restructuring programs and larger tax payments. Cash from operating activities is typically lower in the first half due to normal seasonality in our business and we anticipate cash flow improvement through the balance of 2011.

We used $174.3 million of net cash from investing activities for the first six months of 2011 primarily for acquisition of Socla. We also spent $12.0 million of cash for capital equipment.  For the remainder of fiscal year 2011, we expect to invest approximately $20.5 million in capital equipment as part of our ongoing commitment to improve our operating capabilities.

We generated $77.9 million of net cash from financing activities for the first six months of 2011, primarily from borrowing on our line of credit facility to finance the Socla acquisition, partially offset by dividend payments.

Our credit agreement (the Credit Agreement)  provides for a multi-currency $300.0 million, five-year, senior unsecured revolving credit facility which may be increased by an additional $150.0 million under certain circumstances and subject to the terms of the Credit Agreement. The Credit Agreement has a sublimit of up to $75.0 million in letters of credit.

Borrowings outstanding under the Credit Agreement bear interest at a fluctuating rate per annum equal to (i) in the case of Eurocurrency rate loans, the British Bankers Association LIBOR rate plus an applicable percentage, ranging from 1.70% to 2.30%, determined by reference to our consolidated leverage ratio plus, in the case of certain lenders, a mandatory cost calculated in accordance with the terms of the Credit Agreement, or (ii) in the case of base rate loans and swing line loans, the highest of (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such day as announced by Bank of America, N.A. as its “prime rate,” and (c) the British Bankers Association LIBOR rate plus 1.0%, plus an applicable percentage, ranging from 0.70% to 1.30%, determined by reference to the Company’s consolidated leverage ratio. In addition to paying interest under the Credit Agreement, we are also required to pay certain fees in connection with the credit facility, including, but not limited to, a facility fee and letter of credit fees. Under the Credit Agreement, we are required to satisfy and maintain specified financial ratios and other financial condition tests. The Credit Agreement matures on June 18, 2015.  We may repay loans outstanding under the Credit Agreement from time to time without premium or penalty, other than customary breakage costs, if any, and subject to the terms of the Credit Agreement.  As of July 3, 2011, we had $87.0 million of euro-based borrowings and $34.6 million of stand-by letters of credit outstanding on the Credit Agreement. As of July 3, 2011, we were in compliance with all covenants related to the Credit Agreement and had $178.4 million of unused and available credit under the Credit Agreement.

Working capital (defined as current assets less current liabilities) as of July 3, 2011 was $593.6 million compared to $578.4 million as of December 31, 2010. This increase was primarily due to the acquisition of Socla, increased accounts receivables and inventory offset by decreased cash due to the funding the Socla acquisition.  Cash and cash equivalents decreased to $266.7 million as of July 3, 2011, compared to $329.2 million as of December 31, 2010. The ratio of current assets to current liabilities was 2.9 to 1 as of July 3, 2011 compared to 3.1 to 1 as of December 31, 2010.

Non-GAAP Financial Measures

We believe free cash flow (a non-GAAP financial measure) to be an appropriate supplemental measure of our operating performance because it provides investors with a measure of our ability to generate cash, to repay debt, pay dividends, repurchase stock, and to fund acquisitions. In addition, free cash flow is used as a criterion to measure and pay certain incentive compensation.  Other companies may define free cash flow differently. Free cash flow does not represent cash generated from operating activities in accordance with GAAP. Therefore it should not be considered an alternative to net cash provided by operations as an indication of our performance. Free cash flow should also not be considered an alternative to net cash provided by operations as defined by GAAP. The cash conversion rate of free cash flow to net income from continuing operations is also a measure of our performance in cash flow generation.

A reconciliation of net cash provided by continuing operations to free cash flow and calculation of our cash conversion rate is provided below:

	First Six Months Ended
	July 3, 2011	July 4, 2010
	(in millions)
Net cash provided by continuing operating activities	$20.7	$33.2
Less: additions to property, plant, and equipment	(12.0)	(12.0)
Plus: proceeds from the sale of property, plant, and equipment	0.6	0.5
Free cash flow	$9.3	$21.7

Net income from continuing operations	$24.0	$34.4

Cash conversion rate of free cash flow to net income from continuing operations	38.8%	63.1%

Our free cash flow in the first six months of 2011 was lower when compared to the first six months of 2010 primarily due to lower earnings, increased inventory valuations due to higher commodity costs and increased income tax payments.

Our net debt to capitalization ratio (a non-GAAP financial measure, as reconciled below, defined as short and long-term interest-bearing liabilities less cash and cash equivalents as a percentage of the sum of short and long-term interest-bearing liabilities less cash and cash equivalents plus total stockholders’ equity) for the first six months of 2011 was 17.6%, comparable to 5.2% at December 31, 2010. The increase in the net debt to capitalization ratio is due to incremental borrowings and cash outlay related to the Socla acquisition. Management believes the net debt to capitalization ratio is an appropriate supplemental measure because it helps investors understand our ability to meet our financing needs and as a basis to evaluate our financial structure. Our computation may not be comparable to other companies that may define their net debt to capitalization ratios differently.

A reconciliation of long-term debt (including current portion) to net debt and our net debt to capitalization ratio is provided below:

	July 3,	December 31,
	2011	2010
	(in millions)
Current portion of long-term debt	$1.5	$0.7
Plus: long-term debt, net of current portion	474.4	378.0
Less: cash and cash equivalents	(266.7)	(329.2)
Net debt	$209.2	$49.5

A reconciliation of capitalization is provided below:

	July 3,	December 31,
	2011	2010
	(in millions)
Net debt	$209.2	$49.5
Total stockholders’ equity	978.5	901.5
Capitalization	$1,187.7	$951.0
Net debt to capitalization ratio	17.6%	5.2%

We maintain letters of credit that guarantee our performance or payment to second parties in accordance with specified terms and conditions. Amounts outstanding were approximately $35.0 million as of July 3, 2011 and December 31, 2010. Our letters of credit are primarily associated with insurance coverage and, to a lesser extent, foreign purchases and generally expire within one year of issuance. These instruments may exist or expire without being drawn-down, therefore they do not necessarily represent future cash flow obligations.

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

Application of Critical Accounting Policies and Key Estimates

The preparation of our consolidated financial statements in accordance with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported. A critical accounting estimate is an assumption about highly uncertain matters and could have a material effect on the consolidated financial statements if another, also reasonable, amount were used, or, a change in the estimate is reasonably likely from period to period. We base our assumptions on historical experience and on other estimates that we believe are reasonable under the circumstances. Actual results could differ significantly from these estimates.  There were no changes in accounting policies or significant changes in accounting estimates during the first six months of 2011.

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

The Orion reporting unit’s operating results have been hindered by the downturn in the commercial and institutional end markets in the U.S., where Orion sells a majority of its drainage products. While Orion is currently meeting budgeted expectations, should Orion’s sales decline because the commercial marketplace deteriorates beyond our current expectations, then the reporting unit’s goodwill may be at risk for impairment in the future. Orion’s goodwill balance as of July 3, 2011 was $24.6 million. As of October 31, 2010, our last impairment analysis date, the fair value of the Orion reporting unit exceeded the carrying value by 17%.

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

Legal contingencies

We are a defendant in numerous legal matters including those involving environmental law and product liability as discussed in more detail in Part I, Item 1, “Business - Product Liability, Environmental and Other Litigation Matters,” of our Annual Report on Form 10-K for the year ended December 31, 2010.  As required by GAAP, we determine whether an estimated loss from a loss contingency should be accrued by assessing whether a loss is deemed probable and the loss amount can be reasonably estimated, net of any applicable insurance proceeds. Estimates of potential outcomes of these contingencies are developed in consultation with outside counsel. While this assessment is based upon all available information, litigation is inherently uncertain and the actual liability to fully resolve this litigation cannot be predicted with any assurance of accuracy. Final resolution of these matters could possibly result in significant effects on our results of operations, cash flows and financial position.

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

New Accounting Standards

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2011-05, “Comprehensive Income.” This ASU intends to enhance comparability and transparency of other comprehensive income components. The guidance provides an option to present total comprehensive income, the components of net income and the components of other comprehensive income in a single continuous statement or two separate but consecutive statements. This ASU eliminates the option to present other comprehensive income components as part of the statement of changes in shareowners’ equity. The provisions of this ASU will be applied retrospectively for interim and annual periods beginning after December 15, 2011. Early application is permitted. We are currently evaluating the adoption of this new ASU, but do not expect the adoption to have a material impact on our consolidated financial statements.

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

Our foreign subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials and are denominated in European currencies or the U.S. or Canadian dollar. We use foreign currency forward exchange contracts to manage the risk related to intercompany purchases that occur during the course of a year and certain open foreign currency denominated commitments to sell products to second parties. For the second quarters of 2011 and 2010, unrealized income recorded in other (income) expense for the change in the fair value of such contracts was $0.1 million and $0.7 million of income, respectively. For the first six months of 2011 and 2010, unrealized income recorded in other (income) expense for the change in the fair value of such contracts was $0.1 million and $0.9 million of income, respectively.

We have historically had a low exposure on the cost of our debt to changes in interest rates. Information about our new and current long-term debt, including principal amounts and related interest rates, appears in Notes 4 and 9 of this report and in Note 11 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2010.

We purchase significant amounts of bronze ingot, brass rod, cast iron, steel and plastic, which are utilized in manufacturing our many product lines. Our operating results can be adversely affected by changes in commodity prices if we are unable to pass on related price increases to our customers. We manage this risk by monitoring related market prices, working with our suppliers to achieve the maximum level of stability in their costs and related pricing, seeking alternative supply sources when necessary, purchasing forward commitments for raw materials, when available, implementing cost reduction programs, value engineering and passing increases in costs on to our customers in the form of price increases.

Item 4.  Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, or Exchange Act, as of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), of the effectiveness of our disclosure controls and procedures.  In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily applies its judgment in evaluating and implementing possible controls and procedures. The effectiveness of our disclosure controls and procedures is also necessarily limited by the staff and other resources available to us and the geographic diversity of our operations. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the quarter ended July 3, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  In connection with these rules, we will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Part II.  OTHER INFORMATION

Item l.   Legal Proceedings

As disclosed in Part I, Item 1, “Product Liability, Environmental and Other Litigation Matters” of our Annual Report on Form 10-K for the year ended December 31, 2010, we are a party to certain litigation, have conducted an investigation regarding information that employees of CWV made payments to employees of state-owned agencies and whether such payments may violate FCPA, and are engaged in certain environmental remediation.  During the second quarter of 2011, we revised our estimate of our FCPA liability based on ongoing discussions with the SEC staff.  We now estimate a probable pre-tax charge in connection with these matters of approximately $3.8 million, which includes estimated disgorgement of profits, interest, fines, and penalties. There is currently no definitive agreement with the SEC staff or DOJ for the resolution of this matter and any agreement will be subject to the approval by the Commissioners of the SEC and senior DOJ personnel. Therefore, there can be no assurance that our negotiations with the SEC staff and DOJ will result in a definitive agreement, and the amount of the loss upon final disposition of these matters may exceed our current estimate.  There have been no material developments with respect to our environmental remediation proceedings during the first six months ended July 3, 2011.

Item 1A.  Risk Factors

This report may include statements that are not historical facts and are considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements reflect our current views about future results of operations and other forward-looking information.  In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should” and “would” or similar words. You should not rely on forward-looking statements because our actual results may differ materially from those indicated by these forward-looking statements as a result of a number of important factors.  These factors include, but are not limited to, the following:  the current economic and financial condition, which can affect levels of housing starts and remodeling, affecting the markets where our products are sold, manufactured, or marketed; shortages in and pricing of raw materials and supplies; loss of market share through competition; introduction of competing products by other companies; pressure on prices from competitors, suppliers, and/or customers; changes in variable interest rates on our borrowings; identification and disclosure of material weaknesses in our internal control over financial reporting; failure to expand our markets through acquisitions; failure or delay in developing new products; lack of acceptance of new products; failure to manufacture products that meet required performance and safety standards; foreign exchange rate fluctuations; cyclicality of industries, such as plumbing and heating wholesalers and home improvement retailers, in which we market certain of our products; environmental compliance costs; product liability risks; the results and timing of our restructuring plans; changes in the status of current litigation, the outcome of our investigation into potential violations of the Foreign Corrupt Practices Act; and other risks and uncertainties discussed in Part I, Item 1A, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities Exchange Commission, and in other reports we file from time to time with the Securities and Exchange Commission.

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

The following table includes information with respect to shares of our Class A Common Stock withheld to satisfy withholding tax obligations during the three-month period ended July 3, 2011.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 4, 2011 – May 1, 2011	—	—	—	—
May 2, 2011 – May 29, 2011	—	—	—	—
May 30, 2011 – July 3, 2011	—	—	—	—
Total	—	—	—	—

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

WATTS WATER TECHNOLOGIES, INC.

Date:	August 12, 2011	By:	/s/ David J. Coghlan
David J. Coghlan
Chief Executive Officer (principal executive officer)

Date:	August 12, 2011	By:	/s/ William C. McCartney
William C. McCartney
Chief Financial Officer (principal financial officer)

Date:	August 12, 2011	By:	/s/ Timothy M. MacPhee
Timothy M. MacPhee
Chief Accounting Officer and Treasurer (principal accounting officer)

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description

3.1	Restated Certificate of Incorporation, as amended (1)

3.2	Amended and Restated By-Laws (2)

10.1	Form of Indemnification Agreement between the Registrant and certain directors and officers of the Registrant

10.2	Separation Agreement dated as of July 6, 2011 between the Registrant and Michael P. Flanders (3)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*                                         Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at July 3, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the Second Quarters Ended July 3, 2011 and July 4, 2010, (iii) Consolidated Statements of Operations for the Six Months Ended July 3, 2011 and July 4, 2010,  (iv) Consolidated Statements of Cash Flows for the Six Months Ended July 3, 2011 and July 4, 2010, and (v) Notes to Consolidated Financial Statements.

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

(1)          Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-11499) for the quarter ended July 3, 2005.

(2)          Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-11499) dated July 12, 2010.

(3)          Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-11499) dated July 6, 2011.