Form 10-Q
period 2011-10-02
WATTS WATER TECHNOLOGIES INC
filed 2011-11-14
CIK 795403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 2, 2011

or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2011
Class A Common Stock, $0.10 par value	29,368,684

Class B Common Stock, $0.10 par value	6,953,680

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share information)

(Unaudited)

	October 2,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$246.3	$329.2
Short-term investment securities	4.1	4.0
Trade accounts receivable, less allowance for doubtful accounts of $9.8 million at October 2, 2011 and $8.9 million at December 31, 2010	228.6	186.9
Inventories, net:
Raw materials	115.7	101.9
Work in process	34.2	19.9
Finished goods	159.7	143.8
Total Inventories	309.6	265.6
Prepaid expenses and other assets	22.7	18.4
Deferred income taxes	41.2	41.1
Assets held for sale	11.0	10.0
Assets of discontinued operations	1.4	1.8
Total Current Assets	864.9	857.0
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	506.1	450.5
Accumulated depreciation	(269.1)	(253.0)
Property, plant and equipment, net	237.0	197.5
OTHER ASSETS:
Goodwill	500.8	428.0
Intangible assets, net	179.6	152.6
Deferred income taxes	0.4	0.9
Other, net	10.1	10.1
TOTAL ASSETS	$1,792.8	$1,646.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$122.8	$113.9
Accrued expenses and other liabilities	127.3	115.6
Accrued compensation and benefits	46.7	42.6
Current portion of long-term debt	1.1	0.7
Liabilities of discontinued operations	3.9	5.8
Total Current Liabilities	301.8	278.6
LONG-TERM DEBT, NET OF CURRENT PORTION	453.1	378.0
DEFERRED INCOME TAXES	58.6	40.1
OTHER NONCURRENT LIABILITIES	46.6	47.9
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Class A Common Stock, $0.10 par value; 80,000,000 shares authorized; 1 vote per share; issued and outstanding, 29,368,658 shares at October 2, 2011 and 30,102,677 shares at December 31, 2010	2.9	3.0
Class B Common Stock, $0.10 par value; 25,000,000 shares authorized; 10 votes per share; issued and outstanding, 6,953,680 shares at October 2, 2011 and at December 31, 2010	0.7	0.7
Additional paid-in capital	416.5	405.2
Retained earnings	501.9	492.9
Accumulated other comprehensive income (loss)	10.7	(0.3)
Total Stockholders’ Equity	932.7	901.5
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,792.8	$1,646.1

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in millions, except per share information)

(Unaudited)

	Third Quarter Ended
	October 2, 2011	October 3, 2010
Net sales	$370.8	$314.6
Cost of goods sold	235.1	200.8
GROSS PROFIT	135.7	113.8
Selling, general & administrative expenses	92.6	79.3
Restructuring and other charges	1.9	3.0
OPERATING INCOME	41.2	31.5
Other (income) expense:
Interest income	(0.2)	(0.2)
Interest expense	6.5	6.1
Other income, net	(0.3)	(0.5)
Total other expense	6.0	5.4
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	35.2	26.1
Provision for income taxes	11.6	8.8
NET INCOME FROM CONTINUING OPERATIONS	23.6	17.3
Income from discontinued operations, net of taxes	0.1	—
NET INCOME	$23.7	$17.3

BASIC EPS
Net income per share:
Continuing operations	$0.63	$0.46
Discontinued operations	—	—
NET INCOME	$0.63	$0.46
Weighted average number of shares	37.4	37.3

DILUTED EPS
Net income per share:
Continuing operations	$0.63	$0.46
Discontinued operations	—	—
NET INCOME	$0.63	$0.46
Weighted average number of shares	37.5	37.5

Dividends per share	$0.11	$0.11

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in millions, except per share information)

(Unaudited)

	Nine Months Ended
	October 2, 2011	October 3, 2010
Net sales	$1,076.4	$957.9
Cost of goods sold	689.4	605.9
GROSS PROFIT	387.0	352.0
Selling, general & administrative expenses	287.8	252.4
Restructuring and other charges	8.5	8.8
OPERATING INCOME	90.7	90.8
Other (income) expense:
Interest income	(0.7)	(0.7)
Interest expense	19.1	16.7
Other expense (income), net	0.4	(1.3)
Total other expense	18.8	14.7
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	71.9	76.1
Provision for income taxes	24.3	24.4
NET INCOME FROM CONTINUING OPERATIONS	47.6	51.7
Income (loss) from discontinued operations, net of taxes	1.8	(4.2)
NET INCOME	$49.4	$47.5

BASIC EPS
Net income (loss) per share:
Continuing operations	$1.27	$1.39
Discontinued operations	0.05	(0.11)
NET INCOME	$1.32	$1.28
Weighted average number of shares	37.5	37.2

DILUTED EPS
Net income (loss) per share:
Continuing operations	$1.26	$1.38
Discontinued operations	0.05	(0.11)
NET INCOME	$1.31	$1.27
Weighted average number of shares	37.7	37.4

Dividends per share	$0.33	$0.33

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Nine Months Ended
	October 2, 2011	October 3, 2010
OPERATING ACTIVITIES
Net income	$49.4	$47.5
Less: Income (loss) from discontinued operations, net of taxes	1.8	(4.2)
Net income from continuing operations	47.6	51.7
Adjustments to reconcile net income from continuing operations to net cash provided by continuing operating activities:
Depreciation	24.6	22.8
Amortization	13.5	10.2
Stock-based compensation	7.0	3.5
Deferred income taxes benefit	(2.4)	(3.6)
Loss on disposal/impairment of property, plant & equipment	0.7	0.8
Other	(0.6)	(0.3)
Changes in operating assets and liabilities, net of effects from business acquisitions and divestures:
Accounts receivable	(13.5)	(16.0)
Inventories	(16.8)	(16.1)
Prepaid expenses and other assets	(2.2)	(6.9)
Accounts payable, accrued expenses and other liabilities	(1.4)	29.2
Net cash provided by continuing operations	56.5	75.3
INVESTING ACTIVITIES
Additions to property, plant and equipment	(16.4)	(18.4)
Proceeds from the sale of property, plant and equipment	0.6	1.2
Purchase of short-term investment securities	(4.1)	(4.0)
Proceeds from the sale of short-term investment securities	4.1	6.5
Other	(0.3)	—
Business acquisitions, net of cash acquired	(162.9)	(36.1)
Net cash used in investing activities	(179.0)	(50.8)
FINANCING ACTIVITIES
Proceeds from long-term debt	184.0	75.0
Payments of long-term debt	(116.0)	(50.7)
Payment of capital lease and other	(1.9)	(1.0)
Proceeds from share transactions under employee stock plans	3.4	2.6
Tax benefit of stock awards exercised	0.5	—
Debt issuance cost	—	(3.2)
Dividends	(12.3)	(12.3)
Payments to repurchase common stock	(27.2)	—
Net cash provided by financing activities	30.5	10.4
Effect of exchange rate changes on cash and cash equivalents	8.9	(3.5)
Net cash provided (used) in operating activities of discontinued operations	0.2	(2.4)
Net cash provided by investing activities of discontinued operations	—	5.1
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(82.9)	34.1
Cash and cash equivalents at beginning of period	329.2	258.2
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$246.3	$292.3

NON-CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of businesses:
Fair value of assets acquired	$219.1	$45.5
Cash paid, net of cash acquired	162.9	36.1
Liabilities assumed	$56.2	$9.4
Acquisition of property, plant and equipment under financing agreement	$4.3	$—
Issuance of stock under management stock purchase plan	$0.4	$2.1

CASH PAID FOR:
Interest	$13.2	$10.9
Income taxes	$26.2	$20.8

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the Watts Water Technologies, Inc. (the Company) Consolidated Balance Sheet as of October 2, 2011, the Consolidated Statements of Operations for the third quarter and nine months ended October 2, 2011 and October 3, 2010, and the Consolidated Statements of Cash Flows for the nine months ended October 2, 2011 and October 3, 2010.

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

The Company operates on a 52-week fiscal year ending on December 31st.  Any quarterly or nine-month data contained in this Quarterly Report on Form 10-Q generally reflects the results of operations for a 13-week or 39-week period, respectively.

Certain amounts in the year December 31, 2010, have been reclassified to permit comparison with the 2011 presentation. These reclassifications had no effect on reported results of operations or stockholders’ equity.

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

Goodwill and Long-Lived Assets

The changes in the carrying amount of goodwill by geographic segment are as follows:

	North America	Europe	China	Total
	(in millions)
Gross balance at January 1, 2011	$213.8	$228.1	$8.1	$450.0
Accumulated impairment losses	(22.0)	—	—	(22.0)
Net goodwill at January 1, 2011	191.8	228.1	8.1	428.0
Acquired	4.3	65.7	4.3	74.3
Effect of change in exchange rates used for translation	—	(1.8)	0.3	(1.5)
Gross balance at October 2, 2011	$218.1	$292.0	$12.7	$522.8
Accumulated impairment losses	(22.0)	—	—	(22.0)
Net goodwill at October 2, 2011	$196.1	$292.0	$12.7	$500.8

On April 29, 2011, the Company completed the acquisition of Danfoss Socla S.A.S. (Socla) and the related water controls business of certain other entities controlled by Danfoss A/S, in a share and asset purchase transaction. The aggregate consideration paid was EUR 120.0 million, less EUR 3.4 million in estimated working capital and related adjustments.   The net consideration paid of EUR 116.6 million is subject to final working capital and related adjustments. The Company is accounting for the transaction as a business combination. The Company completed a preliminary purchase price allocation that resulted in the recognition of $74.3 million in goodwill and $41.9 million in intangible assets.  Intangible assets consist primarily of customer relationships with estimated lives of 10 years and trade names with either 20-year lives or indefinite lives.  See Note 12 for additional information regarding the Socla acquisition.

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

Intangible assets include the following:

	October 2, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Patents	$16.7	$(10.4)	$6.3
Customer relationships	151.9	(54.0)	97.9
Technology	19.9	(6.8)	13.1
Other	20.2	(6.2)	14.0
Total amortizable intangibles	208.7	(77.4)	131.3
Indefinite-lived intangible assets	48.3	—	48.3
Total	$257.0	$(77.4)	$179.6

During the nine months ended October 2, 2011, the Company recorded a $0.3 million impairment of a trade name in our European segment and subsequently reclassified the $2.1 million trade name value to amortizable intangibles.

Aggregate amortization expense for amortizable intangible assets for the third quarters of 2011 and 2010 was $4.2 million and $3.6 million, respectively, and for the nine-month periods of 2011 and 2010 was $13.5 million and $10.2 million, respectively. Additionally, future amortization expense for the next five years on amortizable intangible assets approximates $4.8 million for the remainder of 2011, $17.6 million for 2012, $16.2 million for 2013, $16.2 million for 2014 and $15.8 million for 2015. Amortization expense is provided on a straight-line basis over the estimated useful lives of the intangible assets. The weighted-average remaining life of total amortizable intangible assets is 12.0 years. Patents, customer relationships, technology and other amortizable intangibles have weighted-average remaining lives of 7.3 years, 7.5 years, 14.2 years and 21.9 years, respectively. Intangible assets not subject to amortization consist of certain trademarks and trade names.

Stock-Based Compensation and Chief Executive Officer Separation Costs

The Company maintains three stock incentive plans under which key employees and non-employee members of the Company’s Board of Directors have been granted incentive stock options (ISOs) and nonqualified stock options (NSOs) to purchase the Company’s Class A Common Stock. Only one plan, the 2004 Stock Incentive Plan, is currently available for the grant of new stock options, which are currently being granted only to employees. Stock options granted under prior plans became exercisable over a five-year period at the rate of 20% per year and expire ten years after the date of grant. Under the 2004 Stock Incentive Plan, options become exercisable over a four-year period at the rate of 25% per year and expire ten years after the grant date. ISOs and NSOs granted under the plans may have exercise prices of not less than 100% and 50% of the fair market value of the Class A Common Stock on the date of grant, respectively. The Company’s current practice is to grant all options at fair market value on the grant date. The Company issued 280,000 and 282,500 options to key employees under the 2004 Stock Incentive Plan in the third quarter and in the first nine months of 2011 and 2010, respectively.

The fair value of each share issued under the 2004 Stock Incentive Plan is estimated on the date of grant, using the Black-Scholes-Merton Model, based on the following weighted average assumptions:

	2011	2010
Expected life (years)	6.0	6.0
Expected stock price volatility	40.9%	41.3%
Expected dividend yield	1.5%	1.3%
Risk-free interest rate	1.6%	1.9%

The above assumptions were used to determine the weighted average grant-date fair value of stock options of $10.19 and $12.36 in 2011 and 2010, respectively.

The Company has also granted shares of restricted stock to key employees and stock awards to non-employee members of the Company’s Board of Directors under the 2004 Stock Incentive Plan, which vest either immediately, over a one-year period, or over a three-year period at the rate of one-third per year. The restricted stock awards are amortized to expense on a straight-line basis over the vesting period. The Company issued 107,786 and 104,975 shares of restricted stock under the 2004 Stock Incentive Plan in third quarters of 2011 and 2010, respectively.  The Company issued 109,186 and 104,975 shares of restricted stock under the 2004 Stock Incentive Plan in the first nine months of 2011 and 2010, respectively.

The Company also has a Management Stock Purchase Plan that allows for the purchase of restricted stock units (RSUs) by key employees.  On an annual basis, key employees may elect to receive a portion of their annual incentive compensation in RSUs instead of cash.  Each RSU represents one share of Class A Common Stock and is purchased by the employee at 67% of the fair market value of the Company’s Class A Common Stock on the date of grant.  RSUs vest annually over a three-year period from the grant date and receipt of the shares underlying RSUs is deferred for a minimum of three years or such greater number of years as is chosen by the employee.  An aggregate of 2,000,000 shares of Class A Common Stock may be issued under the Management Stock Purchase Plan. The Company granted 96,454 RSUs and 158,473 RSUs in the first nine months of 2011 and 2010, respectively.

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

Shipping and Handling

The Company’s shipping costs included in selling, general and administrative expenses were $9.2 million and $8.6 million for the third quarters of 2011 and 2010, respectively, and were $28.4 million and $25.7 million for the first nine months of 2011 and 2010, respectively.

Research and Development

Research and development costs included in selling, general and administrative expenses were $5.3 million and $4.3 million for the third quarters of 2011 and 2010, respectively, and were $16.0 million and $14.0 million for the first nine months of 2011 and 2010, respectively.

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

New Accounting Standards

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05, “Comprehensive Income.” This ASU intends to enhance comparability and transparency of other comprehensive income components. The guidance provides an option to present total comprehensive income, the components of net income and the components of other comprehensive income in a single continuous statement or two separate but consecutive statements. This ASU eliminates the option to present other comprehensive income components as part of the statement of changes in stockholders’ equity. The provisions of this ASU will be applied retrospectively for interim and annual periods beginning after December 15, 2011. Early application is permitted.

The Company is currently evaluating the adoption of this new ASU, but does not expect the adoption to have a material impact on its consolidated financial statements.

In September 2011, accounting guidance was issued by FASB in Accounting Standards Codification (ASC) Topic 350, “Intangibles — Goodwill and Other”. This guidance amends the requirements for goodwill impairment testing. The Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the two-step impairment test is unnecessary. The Company intends to adopt this new standard effective with its annual goodwill impairment testing date of October 30, for the year ending December 31, 2011.

3. Discontinued Operations

In the first quarter of 2010, the Company recorded an estimated reserve of $5.3 million in discontinued operations in connection with its investigation of potential violations of the Foreign Corrupt Practices Act (FCPA) at Watts Valve (Changsha) Co., Ltd. (CWV), a former indirect wholly-owned subsidiary of the Company in China (see Note 10). On October 13, 2011, the Company entered into a settlement with the Securities and Exchange Commission to resolve allegations concerning potential violations of the FCPA at CWV.  Under the terms of the settlement, without admitting or denying the SEC’s allegations, the Company consented to entry of an administrative cease-and-desist order under the books and records and internal controls provisions of the FCPA.  The Company has also agreed to pay to the SEC $3.6 million in disgorgement and prejudgment interest, and $200,000 in penalties.  The Company anticipates that this settlement resolves all government investigations concerning CWV’s sales practices and potential FCPA violations.  The Company recorded an estimated reserve of $5.3 million in the first quarter of 2010 and subsequently recorded a decrease of the reserve of $1.7 million in the second quarter of 2011, which reflects the final settlement. There were no material developments with respect to our environmental remediation proceedings during the first nine months ended October 2, 2011. See Note 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Condensed operating statements for discontinued operations are summarized below:

	Third Quarter Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(in millions)
(Cost and expenses) benefit - FCPA matter	$—	$—	$1.7	$(5.6)
Loss on sale — CWV	—	—	—	(0.1)
Gain (loss) on disposal — TEAM	0.1	—	0.4	(0.1)
Income (loss) before income taxes	0.1	—	2.1	(5.8)
Income tax expense (benefit)	—	—	0.3	(1.6)
Income (loss) from discontinued operations, net of taxes	$0.1	$—	$1.8	$(4.2)

The carrying amounts of major classes of assets and liabilities associated with discontinued operations are as follows:

	October 2, 2011	December 31, 2010
	(in millions)
Prepaid expenses and other assets	$—	$0.4
Deferred income taxes	1.4	1.4
Assets of discontinued operations	$1.4	$1.8
Accrued expenses and other liabilities	$3.9	$5.8
Liabilities of discontinued operations	$3.9	$5.8

4. Financial Instruments and Derivatives Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including deferred compensation plan assets and related liability and contingent consideration. The fair values of these financial assets and liabilities were determined using the following inputs at October 2, 2011, December 31, 2010 and October 3, 2010:

	Fair Value Measurements at October 2, 2011 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Assets
Plan asset for deferred compensation(1)	$3.8	$3.8	$—	$—
Total assets	$3.8	$3.8	$—	$—

Liabilities
Contingent consideration(2)	$2.2	$—	$—	$2.2
Plan liability for deferred compensation(2)	3.8	3.8	—	—
Total liabilities	$6.0	$3.8	$—	$2.2

	Fair Value Measurements at December 31, 2010 Using:
	Total	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Assets
Plan asset for deferred compensation(1)	$3.7	$3.7	$—	$—
Total assets	$3.7	$3.7	$—	$—

Liabilities
Contingent consideration(2)	$1.9	$—	$—	$1.9
Plan liability for deferred compensation(2)	3.7	3.7	—	—
Total liabilities	$5.6	$3.7	$—	$1.9

	Fair Value Measurements at October 3, 2010 Using:
	Total	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Assets
Plan asset for deferred compensation(1)	$3.4	$3.4	$—	$—
Total assets	$3.4	$3.4	$—	$—

Liabilities
Contingent consideration(2)	$1.9	$—	$—	$1.9
Plan liability for deferred compensation(2)	3.4	3.4	—	—
Total liabilities	$5.3	$3.4	$—	$1.9

(1) Included in other, net on the Company’s consolidated balance sheet.

(2) Included in other noncurrent liabilities on the Company’s consolidated balance sheet.

The table below provides a summary of the changes in fair value of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period December 31, 2010 to October 2, 2011.

		Purchases,	Total realized and unrealized
	Balance	sales,	(gains) losses included in:		Balance
	December 31,	settlements,		Comprehensive	October 2,
	2010	net	Earnings	income	2011
	(in millions)
Contingent consideration	$1.9	$—	$0.3	$—	$2.2

The Level 3 contingent consideration obligation in connection with the Blue Ridge Atlantic Enterprises, Inc. (BRAE) acquisition was $2.2 million as of October 2, 2011 and $1.9 million as of December 31, 2010.  The increase in fair value of this obligation of $0.3 million for the nine months ended October 2, 2011 was recorded in selling, general and administrative expenses.  See Note 5 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, for a detailed description of the acquisition.

Short-term investment securities as of October 2, 2011 consists of a certificate of deposit with a remaining maturity of greater than three months at the date of purchase, for which the carrying amount is a reasonable estimate of fair value.

Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase and consist primarily of money market funds and certificates of deposits, for which the carrying amount is a reasonable estimate of fair value.

The Company uses financial instruments from time to time to enhance its ability to manage risk, including foreign currency and commodity pricing exposures, which exist as part of its ongoing business operations.  The use of derivatives exposes the Company to counterparty credit risk for nonperformance and to market risk related to changes in currency exchange rates and commodity prices. The Company manages its exposure to counterparty credit risk through careful due diligence and diversification of counterparties. The Company’s counterparties in derivative transactions are substantial commercial banks with significant experience using such derivative instruments. The impact of market risk on the fair value and cash flows of the Company’s derivative instruments is monitored and the Company restricts the use of derivative financial instruments to hedging activities. The Company does not enter into contracts for trading purposes nor does the Company enter into any contracts for speculative purposes.  The use of derivative instruments is approved by senior management under written guidelines.

The Company has exposure to a number of foreign currency rates, including the Canadian dollar, the euro, the Chinese yuan and the British pound.  To manage this risk, the Company generally uses a layering methodology whereby at the end of any quarter, the Company has generally entered into forward exchange contracts, which hedge approximately 50% of the projected intercompany purchase transactions for the next twelve months.  The Company uses this strategy for purchases between Canada and the U.S., for purchases between the Euro zone and the U.S., and for purchases between the Euro zone and the United Kingdom.  The average volume of contracts can vary but generally approximates $9 to $15 million in open contracts at the end of any given quarter.  At October 2, 2011, the Company had contracts for purchases between Canada and the U.S. for notional amounts aggregating approximately $9.0 million to buy U.S. dollars.  The Company accounts for the forward exchange contracts as an economic hedge and has not elected to use hedge accounting.  Realized and unrealized gains and losses on the contracts are recognized in other (income) expense in the consolidated statements of operations.  These contracts do not subject the Company to significant market risk from exchange movement because they offset gains and losses on the related foreign currency denominated transactions. The fair value of the foreign exchange contracts as of October 2, 2011 was not material.

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

	October 2,	December 31,
	2011	2010
	(in millions)
Carrying amount	$454.2	$378.7
Estimated fair value	$499.8	$407.5

5. Restructuring and Other Charges

The Company’s Board of Directors approves all major restructuring programs that involve the discontinuance of product lines or the shutdown of facilities.  From time to time, the Company takes additional restructuring actions, including involuntary terminations that are not part of a major program.  The Company accounts for these costs in the period that the individual employees are notified or the liability is incurred.  These costs are included in restructuring and other charges in the Company’s consolidated statements of operations.  The Company also includes as part of other charges, expenses associated with asset impairments. In 2011, the Board approved a restructuring program with respect to the Company’s operating facilities in Europe, which included the Company closure of a facility. The program is expected to include pre-tax costs of approximately $2.6 million, including costs for severance and shut down costs. The total net after-tax charge for this restructuring program is $1.8 million with costs being incurred through 2012.  See Note 4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, for a detailed description of the 2010 Europe and North America restructuring actions.  Also, in 2011 the Board approved an integration program in association with the acquisition of Socla. The integration program was designed to eliminate certain redundancies with a total estimated pre-tax cost of $6.4 million with costs being incurred through 2012.  In September 2011, the Company announced a plan of termination that would result in a reduction of approximately 10% of North American non-direct payroll costs.  The Company recorded a charge of $1.1 million for severance in connection with the plan during the quarter ended October 2, 2011.  The Company expects to pay all severance before the end of 2011.

A summary of the pre-tax cost by restructuring program is as follows:

	Third Quarter Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(in millions)
2009 Actions	$—	$0.2	$—	$1.3
2010 Actions	0.1	2.7	2.8	8.3
2011 Actions	0.7	—	4.3	—
Other Actions	1.1	0.1	1.1	0.3
Total restructuring charges	$1.9	$3.0	$8.2	$9.9
Other charges related to impairments	—	—	0.3	0.2
	$1.9	$3.0	$8.5	$10.1
Less: amounts included in cost of goods sold	—	—	—	1.3
Total restructuring and other charges	$1.9	$3.0	$8.5	$8.8

The Company recorded net pre-tax restructuring and other charges in its business segments as follows:

	Third Quarter Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(in millions)
North America	$1.1	$2.1	$1.2	$3.1
Europe	0.8	0.9	7.1	6.7
China	—	—	0.2	0.3
Total	$1.9	$3.0	$8.5	$10.1

The Company does not expect to incur additional costs related to the 2009 restructuring plan, as the project is substantially complete.

2011 Actions

Socla Actions

The following table summarizes the total expected, incurred and remaining pre-tax costs for the 2011 Socla integration program:

Reportable Segment	Total Expected Costs	Incurred through October 2, 2011	Remaining Costs at October 2, 2011
	(in millions)
Europe	$6.2	$2.6	$3.6
China	0.2	0.2	—
Total	$6.4	$2.8	$3.6

Details of the Company’s 2011 Socla integration program reserve for the first nine months of 2011 are as follows:

	Severance	Facility exit and other	Total
		(in millions)
Balance at December 31, 2010	$—	$—	$—
Net pre-tax restructuring charges	2.7	—	2.7
Utilization and foreign currency impact	(0.1)	—	(0.1)
Balance at July 3, 2011	$2.6	$—	$2.6
Net pre-tax restructuring charges	0.1		0.1
Utilization and foreign currency impact	(1.2)	—	(1.2)
Balance at October 2, 2011	$1.5	$—	$1.5

The Company expects to spend the remaining reserve by mid-2012.

The following table summarizes expected, incurred and remaining costs for 2011 Socla integration actions by type:

	Severance	Facility exit and other	Total
	(in millions)
Expected costs	$5.4	$1.0	$6.4
Costs incurred — quarter ended July 3, 2011	(2.7)	—	(2.7)
Costs incurred — quarter ended October 2, 2011	(0.1)	—	(0.1)
Remaining costs at October 2, 2011	$2.6	$1.0	$3.6

Europe Actions

The following table summarizes the total expected, incurred and remaining pre-tax costs for the 2011 Europe restructuring program:

Reportable Segment	Total Expected Costs	Incurred through October 2, 2011	Remaining Costs at October 2, 2011
	(in millions)
Europe	$2.6	$1.5	$1.1

Details of the Company’s 2011 Europe restructuring reserve for the first nine months of 2011 are as follows:

	Severance	Facility exit and other	Total
	(in millions)
Balance at December 31, 2010	$—	$—	$—
Net pre-tax restructuring charges	0.1	0.1	0.2
Utilization and foreign currency impact	(0.1)	(0.1)	(0.2)
Balance at April 3, 2011	$—	$—	$—
Net pre-tax restructuring charges	0.7	—	0.7
Utilization and foreign currency impact	(0.3)	—	(0.3)
Balance at July 3, 2011	$0.4	$—	$0.4
Net pre-tax restructuring charges	0.6	—	0.6
Utilization and foreign currency impact	(0.8)	—	(0.8)
Balance at October 2, 2011	$0.2	$—	$0.2

The following table summarizes expected, incurred and remaining costs for 2011 Europe restructuring actions by type:

	Severance	Facility exit and other	Total
	(in millions)
Expected costs	$2.4	$0.2	$2.6
Costs incurred — quarter ended April 3, 2011	(0.1)	(0.1)	(0.2)
Costs incurred — quarter ended July 3, 2011	(0.7)	—	(0.7)
Costs incurred — quarter ended October 2, 2011	(0.6)	—	(0.6)
Remaining costs at October 2, 2011	$1.0	$0.1	$1.1

2010 Actions

Europe Actions

The following table summarizes the total expected, incurred and remaining pre-tax costs for the 2010 Europe footprint consolidation-restructuring program:

Reportable Segment	Total Expected Costs	Incurred through October 2, 2011	Remaining Costs at October 2, 2011
	(in millions)
Europe	$16.4	$16.4	$—

Details of the Company’s 2010 Europe footprint consolidation-restructuring program reserve for the first nine months of 2011 are as follows:

	Severance	Asset write- downs	Facility exit and other	Total
	(in millions)
Balance at December 31, 2010	$5.4	$—	$—	$5.4
Net pre-tax restructuring charges	0.2	—	0.6	0.8
Utilization and foreign currency impact	(1.2)	—	(0.6)	(1.8)
Balance at April 3, 2011	$4.4	$—	$—	$4.4
Net pre-tax restructuring charges	1.5	—	0.3	1.8
Utilization and foreign currency impact	(1.7)	—	(0.3)	(2.0)
Balance at July 3, 2011	$4.2	$—	$—	$4.2
Net pre-tax restructuring charges	0.1	—	—	0.1
Utilization and foreign currency impact	(1.4)	—	—	(1.4)
Balance at October 2, 2011	$2.9	$—	$—	$2.9

The Company expects to spend the remaining reserve by mid-2012.

The following table summarizes expected, incurred and remaining costs for 2010 Europe footprint consolidation- restructuring actions by type:

	Severance	Asset write- downs	Facility exit and other	Total
	(in millions)
Expected costs	$8.9	$1.7	$5.8	$16.4
Costs incurred —2009	(4.2)	—	(0.4)	(4.6)
Costs incurred —2010	(2.9)	(1.7)	(4.5)	(9.1)
Costs incurred — quarter ended April 3, 2011	(0.2)	—	(0.6)	(0.8)
Costs incurred — quarter ended July 3, 2011	(1.5)	—	(0.3)	(1.8)
Costs incurred — quarter ended October 2, 2011	(0.1)	—	—	(0.1)
Remaining costs at October 2, 2011	$—	$—	$—	$—

The Company does not expect to incur additional costs related to the 2010 Europe footprint consolidation- restructuring plan, as the project is substantially complete.

North America Actions

The following table summarizes the total expected, incurred and remaining pre-tax costs for the 2010 North America footprint consolidation-restructuring program:

Reportable Segment	Total Expected Costs	Incurred through October 2, 2011	Remaining Costs at October 2, 2011
	(in millions)
North America	$2.5	$2.1	$0.4

In September 2011, the Company revised its estimate from $3.3 million to $2.5 million on the North America footprint consolidation-restructuring program as the total costs to shut down and relocate equipment were lower than anticipated.

Details of the Company’s 2010 North America footprint consolidation-restructuring program reserve for the first nine months of 2011 are as follows:

	Severance	Asset write- downs	Facility exit and other	Total
	(in millions)
Balance at December 31, 2010	$2.0	$—	$—	$2.0
Net pre-tax restructuring charges	—	—	0.1	0.1
Utilization	(0.2)	—	(0.1)	(0.3)
Balance at April 3, 2011	$1.8	$—	$—	$1.8
Net pre-tax restructuring charges	—	—	—	—
Utilization	(0.4)	—	—	(0.4)
Balance at July 3, 2011	$1.4	$—	$—	$1.4
Net pre-tax restructuring charges	—	0.2	—	0.2
Utilization	(0.8)	(0.2)	—	(1.0)
Balance at October 2, 2011	$0.6	$—	$—	$0.6

The Company expects to spend the remaining reserve by mid-2012.

The following table summarizes expected, incurred and remaining costs for the Company’s 2010 North America footprint consolidation-restructuring actions by type:

	Severance	Asset write- downs	Facility exit and other	Total
	(in millions)
Expected costs	$1.8	$0.2	$0.5	$2.5
Costs incurred — 2010	(2.0)	—	—	(2.0)
Costs incurred — quarter ended April 3, 2011	—	—	(0.1)	(0.1)
Costs incurred — quarter ended July 3, 2011	—	—	—	—
Costs incurred — quarter ended October 2, 2011	0.2	(0.2)	—	—
Remaining costs at October 2, 2011	$—	$—	$0.4	$0.4

The third quarter charge for 2010 of $3.0 million consisted of approximately $1.9 million related to involuntary termination benefits, and $0.8 million for other costs associated with the 2010 actions.  Additionally, the Company recorded $0.2 million related to involuntary termination benefits with the 2009 actions.  The remaining costs of approximately $0.1 million related to involuntary termination benefits which were not part of a previously announced restructuring plan.

The first nine months charges for 2010 of $10.1 million consisted of approximately $5.2 million related to involuntary termination benefits, $1.3 million for accelerated depreciation for manufacturing operations, which was charged to cost of sales, and $1.8 million for other costs all associated with the 2010 actions.  Additionally, the Company recorded $0.7 million related to involuntary termination benefits and $0.6 million for relocation expenses associated with the 2009 actions.  The remaining costs of approximately $0.3 million related to involuntary termination benefits which were not part of a previously announced restructuring plan.  Additionally, the Company recorded $0.2 million in the first nine months of 2010 for charges associated with impairments.

In addition, in 2010, the Company recorded a tax charge of approximately $1.5 million in connection with the expected sale of TWVC. The Company expects the sale of TWVC to be finalized in the fourth quarter of 2011, subject to final agreements with the buyer. The Company expects to receive net proceeds of approximately $5.5 million from the sale. The Company also expects to record a net gain of approximately $7.5 million after-tax, primarily to recognize the cumulative currency translation adjustment related to TWVC. Further, the Company will recognize a net gain of $3.3 million to reverse a tax provision upon completion of the sale.

6. Earnings per Share

The following tables set forth the reconciliation of the calculation of earnings per share:

	For the Third Quarter Ended October 2, 2011			For the Third Quarter Ended October 3, 2010
	Income (loss) (Numerator)	Shares (Denominator)	Per Share Amount	Income (loss) (Numerator)	Shares (Denominator)	Per Share Amount
	(amounts in millions, except per share amounts)
Basic EPS
Net income:
Continuing operations	$23.6	37.4	$0.63	$17.3	37.3	$0.46
Discontinued operations	0.1		—	—		—
Net income	$23.7		$0.63	$17.3		$0.46
Effect of dilutive securities
Common stock equivalents		0.1			0.2
Diluted EPS
Net income:
Continuing operations	$23.6		$0.63	$17.3		$0.46
Discontinued operations	0.1		—	—		—
Net income	$23.7	37.5	$0.63	$17.3	37.5	$0.46

Options to purchase 0.8 million and 0.6 million shares of Class A Common Stock were outstanding during the third quarter of 2011 and 2010, respectively, but were not included in the computation of diluted EPS because to do so would be anti-dilutive.

	For the Nine Months Ended October 2, 2011			For the Nine Months Ended October 3, 2010
	Income (loss) (Numerator)	Shares (Denominator)	Per Share Amount	Income (loss) (Numerator)	Shares (Denominator)	Per Share Amount
	(amounts in millions, except per share amounts)
Basic EPS
Net income (loss):
Continuing operations	$47.6	37.5	$1.27	$51.7	37.2	$1.39
Discontinued operations	1.8		0.05	(4.2)		(0.11)
Net income	$49.4		$1.32	$47.5		$1.28
Effect of dilutive securities
Common stock equivalents		0.2			0.2
Diluted EPS
Net income (loss):
Continuing operations	$47.6		$1.26	$51.7		$1.38
Discontinued operations	1.8		0.05	(4.2)		(0.11)
Net income	$49.4	37.7	$1.31	$47.5	37.4	$1.27

Options to purchase 0.5 million and 0.6 million shares of Class A Common Stock were outstanding during the first nine months of 2011 and 2010, respectively, but were not included in the computation of diluted EPS because to do so would be anti-dilutive.

On August 2, 2011, the Board of Directors authorized a stock repurchase program of up to one million shares of the Company’s Class A Common Stock.  During the quarter ended October 2, 2011, the Company repurchased one million shares of Class A common stock at a cost of $27.2 million.

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

The following is a summary of the Company’s significant accounts and balances by segment, reconciled to the consolidated totals:

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(in millions)
Net Sales
North America	$205.6	$191.8	$619.7	$596.6
Europe	159.3	117.8	441.1	346.4
China	5.9	5.0	15.6	14.9
Consolidated net sales	$370.8	$314.6	$1,076.4	$957.9

Operating income (loss)
North America	$31.4	$25.6	$84.4	$82.2
Europe	14.6	15.0	31.2	37.2
China	1.0	(0.9)	2.7	(1.2)
Subtotal reportable segments	47.0	39.7	118.3	118.2

Corporate (*)	(5.8)	(8.2)	(27.6)	(27.4)
Consolidated operating income	41.2	31.5	90.7	90.8

Interest income	0.2	0.2	0.7	0.7
Interest expense	(6.5)	(6.1)	(19.1)	(16.7)
Other	0.3	0.5	(0.4)	1.3
Income from continuing operations before income taxes	$35.2	$26.1	$71.9	$76.1

Capital Expenditures
North America	$2.0	$2.4	$7.3	$7.7
Europe	2.3	3.9	8.6	10.3
China	0.1	0.1	0.5	0.4
Consolidated capital expenditures	$4.4	$6.4	$16.4	$18.4

Depreciation and Amortization
North America	$4.7	$4.4	$14.3	$13.2
Europe	7.5	5.6	22.3	18.3
China	0.5	0.5	1.5	1.5
Consolidated depreciation and amortization	$12.7	$10.5	$38.1	$33.0

Identifiable Assets (at end of period)
North America			$822.5	$868.8
Europe			876.5	707.4
China			92.4	84.1
Discontinued operations			1.4	10.4
Consolidated identifiable assets			$1,792.8	$1,670.7

Property, plant and equipment (at end of period)
North America			$80.9	$79.4
Europe			140.9	106.3
China			15.2	15.6
Consolidated long-lived assets			$237.0	$201.3

*                      Corporate expenses are primarily for administrative compensation expense, internal controls costs, professional fees, including legal and audit expenses, shareholder services and benefit administration costs. These costs are not allocated to the geographic segments as they are viewed as corporate functions that support all activities.

The above operating segments are presented on a basis consistent with the presentation included in the Company’s December 31, 2010 consolidated financial statements included in its Annual Report on Form 10-K.

The following includes U.S. net sales and U.S. property, plant and equipment of the Company’s North American segment:

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(in millions)

U.S. net sales	$185.1	$172.7	$560.6	$541.3
U.S. property, plant and equipment (at end of period)	$76.0	$74.4	$76.0	$74.4

The following includes intersegment sales for North America, Europe and China:

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(in millions)
Intersegment Sales
North America	$0.9	$1.0	$2.6	$2.9
Europe	2.2	2.3	6.4	6.2
China	29.1	25.8	97.0	85.5
Intersegment sales	$32.2	$29.1	$106.0	$94.6

The North American segment and the China segment include $4.6 million and $6.4 million, respectively, in assets held for sale at October 2, 2011. The North American segment and the China segment includes $4.8 million and $6.1 million, respectively, in assets held for sale at October 3, 2010.

8.  Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of the following:

	Foreign Currency Translation	Pension Adjustment	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance December 31, 2010	$24.9	$(25.2)	$(0.3)
Change in period	34.0	0.8	34.8
Balance April 3, 2011	$58.9	$(24.4)	$34.5
Change in period	14.7	0.8	15.5
Balance July 3, 2011	$73.6	$(23.6)	$50.0
Change in period	(40.1)	0.8	(39.3)
Balance October 2, 2011	$33.5	$(22.8)	$10.7

Balance December 31, 2009	$51.6	$(21.5)	$30.1
Change in period	(23.8)	0.6	(23.2)
Balance April 4, 2010	$27.8	$(20.9)	$6.9
Change in period	(41.6)	0.7	(40.9)
Balance July 4, 2010	$(13.8)	$(20.2)	$(34.0)
Change in period	45.9	0.7	46.6
Balance October 3, 2010	$32.1	$(19.5)	$12.6

Accumulated other comprehensive income (loss) in the consolidated balance sheets as of October 2, 2011 and October 3, 2010 consist primarily of cumulative translation adjustments and pension related prior service costs and net actuarial loss.  The Company’s total comprehensive income (loss) was as follows:

	Third Quarter Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(in millions)
Net income	$23.7	$17.3	$49.4	$47.5
Foreign currency translation and pension adjustments	(39.3)	46.6	11.0	(17.5)
Total comprehensive income (loss)	$(15.6)	$63.9	$60.4	$30.0

9. Debt

The Company’s credit agreement (the Credit Agreement)  provides for a multi-currency $300.0 million, five-year, senior unsecured revolving credit facility which may be increased by an additional $150.0 million under certain circumstances and subject to the terms of the Credit Agreement. The Credit Agreement has a sublimit of up to $75.0 million in letters of credit.

Borrowings outstanding under the Credit Agreement bear interest at a fluctuating rate per annum equal to (i) in the case of Eurocurrency rate loans, the British Bankers Association LIBOR rate plus an applicable percentage, ranging from 1.70% to 2.30%, determined by reference to the Company’s consolidated leverage ratio plus, in the case of certain lenders, a mandatory cost calculated in accordance with the terms of the Credit Agreement, or (ii) in the case of base rate loans and swing line loans, the highest of (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such day as announced by Bank of America, N.A. as its “prime rate,” and (c) the British Bankers Association LIBOR rate plus 1.0%, plus an applicable percentage, ranging from 0.70% to 1.30%, determined by reference to the Company’s consolidated leverage ratio. In addition to paying interest under the Credit Agreement, the Company is also required to pay certain fees in connection with the credit facility, including, but not limited to, a facility fee and letter of credit fees. Under the Credit Agreement, the Company is required to satisfy and maintain specified financial ratios and other financial condition tests. The Credit Agreement matures on June 18, 2015.  The Company may repay loans outstanding under the Credit Agreement from time to time without premium or penalty, other than customary breakage costs, if any, and subject to the terms of the Credit Agreement. As of October 2, 2011, the Company was in compliance with all covenants related to the Credit Agreement and had $198.8 million of unused and available credit under the Credit Agreement and $34.6 million of stand-by letters of credit outstanding on the Credit Agreement. The Company had $66.6 million of euro-denominated borrowings outstanding under the Credit Agreement at October 2, 2011.

The Company is a party to several note agreements as further detailed in Note 11 of Notes to Consolidated Financial Statements of the Annual Report on Form 10-K for the year ended December 31, 2010.  These note agreements require the Company to maintain a fixed charge coverage ratio of consolidated EBITDA plus consolidated rent expense during the period to consolidated fixed charges.  Consolidated fixed charges are the sum of consolidated interest expense for the period and consolidated rent expense.  As of October 2, 2011, the Company was in compliance with all covenants regarding these note agreements.

10.  Contingencies and Environmental Remediation

As disclosed in Part I, Item 1, “Product Liability, Environmental and Other Litigation Matters” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, the Company was party to certain litigation, has conducted an investigation regarding information that employees of CWV made payments to employees of state-owned agencies and whether such payments may violate FCPA, and is engaged in certain environmental remediation.  On October 13, 2011, the Company entered into a settlement with the Securities and Exchange Commission to resolve allegations concerning potential violations of the FCPA at CWV. Under the terms of the settlement, without admitting or denying the SEC’s allegations, the Company consented to entry of an administrative cease-and-desist order under the books and records and internal controls provisions of the FCPA.  The Company has also agreed to pay to the SEC $3.6 million in disgorgement and prejudgment interest, and $200,000 in penalties.  The Company anticipates that this settlement resolves all government investigations concerning CWV’s sales practices and potential FCPA violations.  The Company recorded an estimated reserve of $5.3 million in the first quarter of 2010 and subsequently recorded a decrease of the reserve of $1.7 million in the second quarter of 2011, which reflects the final settlement amount. There were no material developments with respect to our environmental remediation proceedings or litigation during the first nine months ended October 2, 2011.

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

The components of net periodic benefit cost are as follows:

	Third Quarter Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(in millions)
Service cost—benefits earned	$1.3	$1.1	$3.9	$3.3
Interest costs on benefits obligation	1.5	1.4	4.5	4.2
Expected return on assets	(1.8)	(1.5)	(5.4)	(4.5)
Prior service costs and net actuarial loss amortization	0.8	0.7	2.4	2.0
Net periodic benefit cost	$1.8	$1.7	$5.4	$5.0

The information related to the Company’s pension funds cash flow is as follows:

	Nine Months Ended
	October 2, 2011	October 3, 2010
	(in millions)

Employer contributions	$7.7	$7.7

The Company does not expect to make any additional contributions to its pension plan for the remainder of 2011.

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

Socla is a manufacturer of water protection valves and flow control solutions for the water market and the heating, ventilation and air conditioning market.  Its major product lines include backflow preventers, check valves and pressure reducing valves.  Socla is based in France, and its products are distributed worldwide for commercial, residential, municipal and industrial use. Socla’s annual revenue for 2010 was approximately $130.0 million. Socla strengthens the Company’s European plumbing and flow control products and also adds to its HVAC products.

The Company is accounting for the transaction as a business combination.  The Company completed a preliminary purchase price allocation that resulted in the recognition of $74.3 million in goodwill and $41.9 million in intangible assets.  Intangible assets consist primarily of customer relationships with estimated lives of 10 years and trade names with either 20-year lives or indefinite lives.  The goodwill is attributable to the workforce of Socla and the synergies that are expected to arise as a result of the acquisition.  The goodwill is not expected to be deductible for tax purposes.  The following table summarizes the preliminary value of the assets and liabilities acquired (in millions):

Cash	$10.4
Accounts receivable	28.2
Inventory	25.3
Fixed assets	46.8
Other assets	2.5
Intangible assets	41.9
Goodwill	74.3
Accounts payable	(8.2)
Accrued expenses and other	(15.5)
Deferred tax liability	(22.1)
Debt	(10.8)
Preliminary purchase price	$172.8

The purchase price allocation for the acquisition noted above is preliminary pending the final valuations of fair values of intangible assets and certain assumed assets and liabilities and the resolution of the final purchase price, including working capital and related adjustments.

The consolidated statement of operations includes the results of Socla since the acquisition date and includes $63.2 million of revenues and $1.0 million of operating losses, which includes non-recurring acquisition accounting charges of $5.4 million and restructuring charges of $2.8 million.  During the nine months ended October 2, 2011, due diligence costs of $1.1 million were included in selling, general and administrative costs.

Supplemental pro-forma information (unaudited)

Had the Company completed the acquisition of Socla at the beginning of 2010, net sales, net income from continuing operations and earnings per share from continuing operations would have been as follows:

	Third Quarter Ended		Nine Months Ended
Amounts in millions (except per share information)	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010

Net sales	$370.8	$346.7	$1,123.8	$1,056.7
Net income from continuing operations	$24.8	$17.9	$53.9	$54.4
Net income per share:
Basic EPS — continuing operations	$0.66	$0.48	$1.43	$1.46
Diluted EPS — continuing operations	$0.66	$0.48	$1.43	$1.46

Net income from continuing operations for the quarter ended October 3, 2010 was adjusted to include $0.5 million of net interest expense related to the financing and $0.6 million of net amortization expense resulting from the estimated allocation of purchase price to amortizable intangible assets.  Net income from continuing operations for the nine months ended October 2, 2011 and October 3, 2010 was adjusted to include $0.7 million and $1.6 million, respectively, of net interest expense related to the financing and $0.8 million and $1.8 million, respectively, of net amortization expense resulting from the estimated allocation of purchase price to amortizable intangible assets.  Net income from continuing operations for the quarter and nine months ended October 2, 2011 was also adjusted to exclude $1.2 million and $4.7 million, respectively, of net non-recurring acquisition-related charges and third-party costs.

13.  Subsequent Events

Dividend Declared

On October 31, 2011, the Company declared a quarterly dividend of eleven cents ($0.11) per share on each outstanding share of Class A Common Stock and Class B Common Stock payable on December 2, 2011 to stockholders of record at the close of business on November 21, 2011.

New Director

On October 31, 2011, the Company announced that its Board of Directors elected W. Craig Kissel to serve as a member of the Company’s Board of Directors until the Company’s 2012 Annual Meeting of Stockholders or until his successor has been duly elected and qualified.  Mr. Kissel was also appointed by the Board to serve as a member of each of the Compensation Committee and the Nominating and Corporate Governance Committee of the Board of Directors.

Pension Plans Freeze

On October 31, 2011, the Company’s Board of Directors voted to cease accruals effective December 31, 2011 under both the Company’s Pension Plan and Supplemental Employees Retirement Plan.  The Company expects to record a curtailment charge of approximately $1.4 million in the fourth quarter of 2011 in connection with this action.  The Board also voted to enhance the Company’s existing 401(k) Savings Plan.

Item 2.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Overview

The following discussion and analysis are provided to increase understanding of, and should be read in conjunction with, the accompanying unaudited consolidated financial statements and notes.  In this quarterly report on Form 10-Q, references to “the Company,” “Watts,” “we,” “us” or “our” refers to Watts Water Technologies, Inc. and its consolidated subsidiaries.

We operate on a 52-week fiscal year ending on December 31.  Any quarterly or nine-month data contained in this Quarterly Report on Form 10-Q generally reflects the results of operations for a 13-week or 39-week period, respectively.

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

During the third quarter of 2011, organic sales increased by 2.8% over last year’s comparable period, with increased sales in our North American and European wholesale markets being offset by reduced sales in European OEM & DIY markets.  Organic sales in the third quarter of 2011 increased over the third quarter of 2010 in North America by $9.3 million, or 4.8%, while Europe decreased by $0.4 million, or 0.3%, and China decreased by $0.1 million, or 2.0%. Organic sales growth is a non-GAAP measure of sales growth excluding the impacts of acquisitions, divestitures and foreign exchange from year-over-year comparisons. We believe this provides investors with a more complete understanding of underlying sales trends by providing sales growth on a consistent basis.  A key driver of the overall sales increase was our improved coverage of raw material cost increases in the North American wholesale business.  While we were not able to fully recover the increased costs in Europe and in the North American DIY market, we were able to improve our gross margins during the third quarter of 2011 in comparison to the second quarter of 2011 and to the third quarter of 2010 through selected price increases in the North American wholesale market.  During the quarter ended October 2, 2011, commodity costs declined modestly, and are down from highs seen in early 2011, but we anticipate continued volatility.  We continue to improve plant absorption through facility consolidation and through productivity initiatives from continuous improvement programs.  In addition, as previously announced, we implemented a plan of termination that resulted in the reduction of approximately 10% of our North America non-direct payroll cost. The terminations cost approximately $1.1 million.  The plan is intended to improve our cost leverage by reducing our annual operating costs by over $5.0 million in response to the expected continued slow growth in our residential and commercial businesses.

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

We have completed 35 acquisitions since divesting our industrial and oil and gas business in 1999. During 2010, we completed two acquisitions. On April 13, 2010 we acquired all of the outstanding stock of Blue Ridge Atlantic Enterprises, Inc. (BRAE) and on June 28, 2010 we acquired all of the outstanding stock of Austroflex Rohr-Isoliersysteme GmbH (Austroflex).  Additionally, on April 29, 2011, we completed the acquisition of Danfoss Socla S.A.S. (Socla) and the related water controls business of certain other entities controlled by Danfoss A/S, in a share and asset purchase transaction. The aggregate consideration paid was EUR 120.0 million, less EUR 3.4 million in estimated working capital and related adjustments.  The net purchase price of EUR 116.6 million was financed with cash on hand and euro-based borrowings under our Credit Agreement.  The net purchase price, which is subject to final working capital and related adjustments, is equal to approximately $172.8 million based on the exchange rate of Euro to U.S. dollars as of April 29, 2011.  Socla is a manufacturer of water protection valves and flow control solutions for the water market and the heating, ventilation and air conditioning market.  Its major product lines include backflow preventers, check valves and pressure reducing valves.  Socla is based in France, and its products are distributed worldwide for commercial, residential, municipal and industrial use. Socla’s annual revenue for 2010 was approximately $130.0 million. Socla strengthens our European plumbing and flow control products and also adds to our HVAC products.

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

Historically, we have faced a risk relating to our ability to respond to raw material cost fluctuations. We manage this risk by monitoring related market prices, working with our suppliers to achieve the maximum level of stability in their costs and related pricing, seeking alternative supply sources when necessary, purchasing forward commitments for raw materials, when available, implementing cost reduction programs and passing increases in costs to our customers in the form of price increases.

Another risk we face in all areas of our business is competition. We consider brand preference, engineering specifications, code requirements, price, technological expertise, delivery times, quality and breadth of product offerings to be the primary competitive factors. We believe that product development, product testing capability, breadth of product offerings and investment in plant and equipment needed to manufacture products in compliance with code requirements represent a competitive advantage for us. We are committed to maintaining our capital equipment at a level consistent with current technologies, and thus we expect to spend an aggregate of approximately $22.0 million during 2011 for purchases of capital equipment.

In connection with our manufacturing footprint consolidation activities, we closed the operations of Tianjin Watts Valve Company Ltd. (TWVC) and relocated its manufacturing operations to other facilities. On April 12, 2010, we signed a definitive equity transfer agreement to sell our equity ownership and remaining assets of TWVC. The sale is expected to be finalized in the fourth quarter of 2011, subject to final agreements with the buyer. We expect to receive net proceeds of approximately $5.5 million from the sale. We also expect to record a net gain of approximately $7.5 million after-tax, primarily to recognize the cumulative currency translation adjustment related to TWVC. Further, we will recognize a $3.3 million net gain to reverse a tax provision upon completion of the sale.

Recent Events

Dividend Declared

On October 31, 2011, we declared a quarterly dividend of eleven cents ($0.11) per share on each outstanding share of Class A Common Stock and Class B Common Stock payable on December 2, 2011 to stockholders of record at the close of business on November 21, 2011.

New Director

On October 31, 2011, we announced that our Board of Directors elected W. Craig Kissel to serve as a member of our Board of Directors until our 2012 Annual Meeting of Stockholders or until his successor has been duly elected and qualified.  Mr. Kissel was also appointed by the Board to serve as a member of each of the Compensation Committee and the Nominating and Corporate Governance Committee of the Board of Directors.

Pension Plans Freeze

On October 31, 2011, the Board of Directors voted to cease accruals effective December 31, 2011 under both our Pension Plan and Supplemental Employees Retirement Plan. We will record a charge of approximately $1.4 million in the fourth quarter of 2011 in connection with this action.  The Board also voted to enhance our 401(k) Savings Plan.  Based on current interest and discount rates, we expect the net effect of these two benefit changes will save an estimated $2 million annually in future expenses beginning in 2012.

Results of Operations

Third Quarter Ended October 2, 2011 Compared to Third Quarter Ended October 3, 2010

Net Sales.  Our business is reported in three geographic segments: North America, Europe and China. Our net sales in each of these segments for each of the third quarters of 2011 and 2010 were as follows:

	Third Quarter Ended October 2, 2011		Third Quarter Ended October 3, 2010			% Change to Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales
	(dollars in millions)
North America	$205.6	55.4%	$191.8	61.0%	$13.8	4.4%
Europe	159.3	43.0	117.8	37.4	41.5	13.2
China	5.9	1.6	5.0	1.6	0.9	0.3
Total	$370.8	100.0%	$314.6	100.0%	$56.2	17.9%

The increase (decrease) in net sales in each of the three geographic segments is attributable to the following:

					Change As a % of Consolidated Net Sales				Change As a % of Segment Net Sales
	North America	Europe	China	Total	North America	Europe	China	Total	North America	Europe	China
	(dollars in millions)
Organic	$9.3	$(0.4)	$(0.1)	$8.8	3.0%	(0.1)%	(0.1)%	2.8%	4.9%	(0.3)%	(2.0)%
Foreign exchange	1.2	10.4	0.2	11.8	0.4	3.3	0.1	3.8	0.6	8.8	4.0
Acquired	3.3	31.5	0.8	35.6	1.0	10.0	0.3	11.3	1.7	26.7	16.0
Total	$13.8	$41.5	$0.9	$56.2	4.4%	13.2%	0.3%	17.9%	7.2%	35.2%	18.0%

Organic net sales in the North American wholesale market in the third quarter of 2011 increased by 6.0% compared to the third quarter of 2010. This increase was primarily due to increased unit pricing across our product lines. Organic sales into the North American DIY market in the third quarter of 2011 were flat compared to the third quarter of 2010.

Organic sales into the European wholesale market in the third quarter of 2011 increased 0.6% compared to the third quarter of 2010, primarily from increased sales in our drains platform. This increase was offset by a decrease in the European OEM and DIY markets.

The increases in net sales due to foreign exchange are primarily due to the appreciation of the euro and Canadian dollar against the U.S. dollar. We cannot predict whether these currencies will continue to appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

Acquired net sales growth in North America, Europe and China was due to the inclusion of Socla.

Gross Profit. Gross profit and gross profit as a percent of net sales (gross margin) for the third quarters of 2011 and 2010 were as follows:

	Third Quarter Ended
	October 2, 2011	October 3, 2010
	(dollars in millions)
Gross profit	$135.7	$113.8
Gross margin	36.6%	36.2%

Gross margin increased 0.4 percentage points in the third quarter of 2011 compared to the third quarter of 2010.  North America’s gross margin expanded due to improved coverage of increased raw material costs in the wholesale market, productivity initiative, and favorable sales mix. Europe’s gross margin declined primarily from increased raw material costs that were not completely recovered with higher sales prices, acquisition accounting charges of $1.8 million related to the acquisition of Socla, and, to a lesser extent, from product mix.  Gross margins improved in China due to expanded margins on trade sales.

Selling, General and Administrative Expenses.  Selling, General and Administrative, or SG&A, expenses for the third quarter of 2011 increased $13.3 million, or 16.8%, compared to the third quarter of 2010.  The increase in SG&A expenses was attributable to the following:

	(in millions)	% Change

Organic	$2.0	2.5%
Foreign exchange	2.8	3.5
Acquired	8.5	10.8
Total	$13.3	16.8%

The organic increase in SG&A expenses was primarily due to increased product liability costs, variable selling costs and information technology costs, offset by decreased legal and personnel-related costs.  The increase in SG&A expenses from foreign exchange was primarily due to the appreciation of the euro against the U.S. dollar.  The inclusion of Socla was the driver of the acquired increase. Total SG&A expenses, as a percentage of sales, were 25.0% in the third quarter of 2011 compared to 25.2% in the third quarter of 2010.

Restructuring and Other Charges. In the third quarter of 2011, we recorded a charge of $1.9 million primarily for involuntary terminations and other costs incurred as part of our European restructuring plans and our North American reduction-in-force, as compared to $3.0 million of restructuring charges for the third quarter of 2010.  For a more detailed description of our current restructuring plans, see Note 5 of Notes to Consolidated Financial Statements.

Operating Income.  Operating income (loss) by geographic segment for the third quarters of 2011 and 2010 were as follows:

	Third Quarter Ended			% Change to Consolidated
	October 2, 2011	October 3, 2010	Change	Operating Income
	(dollars in millions)

North America	$31.4	$25.6	$5.8	18.4%
Europe	14.6	15.0	(0.4)	(1.2)
China	1.0	(0.9)	1.9	6.0
Corporate	(5.8)	(8.2)	2.4	7.6
Total	$41.2	$31.5	$9.7	30.8%

The increase (decrease) in operating income (loss) is attributable to the following:

						Change					Change
						As a % of Consolidated Operating Income					As a % of Segment Operating Income
	North America	Europe	China	Corp.	Total	North America	Europe	China	Corp.	Total	North America	Europe	China	Corp.
	(dollars in millions)
Organic	$4.2	$(3.7)	$1.8	$2.4	$4.7	13.3%	(11.7)%	5.7%	7.6%	14.9%	16.4%	(24.7)%	(200.0)%	(29.3)%
Foreign exchange	0.3	1.0	—	—	1.3	1.0	3.2	—	—	4.2	1.2	6.7	—	—
Acquired	0.2	2.4	—	—	2.6	0.6	7.6	—	—	8.2	0.8	16.0	—	—
Restructuring/other	1.1	(0.1)	0.1	—	1.1	3.5	(0.3)	0.3	—	3.5	4.3	(0.7)	(11.1)	—
Total	$5.8	$(0.4)	$1.9	$2.4	$9.7	18.4%	(1.2)%	6.0%	7.6%	30.8%	22.7%	(2.7)%	(211.1)%	(29.3)%

The increase in consolidated organic operating income was primarily due to recovery of increased commodity costs in our sales prices in the North American wholesale market, increased productivity from our footprint consolidations and operational excellence programs and product mix.  The decrease in organic operating income in Europe was due to our inability to fully recover increased commodity costs.  The acquired income relates to Socla. Additionally, restructuring costs decreased primarily due to reduced charges related to the restructuring program in France.

Interest Expense.  Interest expense increased $0.4 million, or 6.6%, for the third quarter of 2011 as compared to the third quarter of 2010, primarily due to the interest on additional borrowings under our revolving line of credit incurred in connection with the acquisition of Socla and higher line of credit fees.

Income Taxes.  Our effective income tax rate for continuing operations decreased to 33.0% in the third quarter of 2011, from 33.7% for the third quarter of 2010.  The lower effective income tax rate in 2011 was attributable to lower earnings in high tax jurisdictions in Europe.

Net Income From Continuing Operations.  Net income from continuing operations for the third quarter of 2011 was $23.6 million, or $0.63 per common share, compared to $17.3 million, or $0.46 per common share, for the third quarter of 2010. Results for the third quarter of 2011 include an after-tax charge of $1.2 million, or $0.03 per common share, for restructuring and other charges related primarily to involuntary terminations and other costs compared to an after-tax restructuring and other charge of $2.3 million, or $0.06 per common share, for the third quarter of 2010. The appreciation of the euro and Canadian dollar against the U.S. dollar resulted in a positive impact on our operations of $0.03 per common share for the third quarter of 2011 compared to the comparable period in 2010. We cannot predict whether the euro, Canadian dollar or Chinese yuan will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net income.

Nine Months Ended October 2, 2011 Compared to Nine Months Ended October 3, 2010

Net Sales.  Our net sales by segment for each of the first nine months of 2011 and 2010 were as follows:

	Nine Months Ended October 2, 2011		Nine Months Ended October 3, 2010			% Change to Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales
	(dollars in millions)
North America	$619.7	57.6%	$596.6	62.3%	$23.1	2.4%
Europe	441.1	41.0	346.4	36.2	94.7	9.9
China	15.6	1.4	14.9	1.5	0.7	0.1
Total	$1,076.4	100.0%	$957.9	100%	$118.5	12.4%

The increase (decrease) in net sales in each of the three geographic segments is attributable to the following:

					Change As a % of Consolidated Net Sales				Change As a % of Segment Net Sales
	North America	Europe	China	Total	North America	Europe	China	Total	North America	Europe	China
	(dollars in millions)
Organic	$13.9	$3.4	$(1.2)	$16.1	1.5%	0.4%	(0.2)%	1.7%	2.3%	1.0%	(8.0)%
Foreign exchange	3.3	25.0	0.6	28.9	0.3	2.6	0.1	3.0	0.6	7.2	4.0
Acquired	5.9	66.3	1.3	73.5	0.6	6.9	0.2	7.7	1.0	19.1	8.7
Total	$23.1	$94.7	$0.7	$118.5	2.4%	9.9%	0.1%	12.4%	3.9%	27.3%	4.7%

Organic net sales in the North American wholesale market in the first nine months of 2011 increased by 4.2% compared to the first nine months of 2010. This increase was primarily due to increased unit pricing and some volume growth in our drains and plumbing and heating product lines. Organic sales into the North American DIY market in the first nine months of 2011 decreased 4.4% compared to the first nine months of 2010, primarily from decreased product sales volume.

Organic sales into the European OEM market in the first nine months of 2011 increased 1.6% compared to the first nine months of 2010, primarily from increased sales of under-floor radiant heating products in the German OEM market. Organic net sales in the European wholesale market increased by 1.9% compared to the first nine months of 2010. This increase was primarily due to increased sales in our drain product lines.  Organic sales into the European DIY market in the first nine months of 2011 decreased 10.4% compared to the first nine months of 2010 primarily due to a weak market in France.

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

Gross Profit. Gross profit and gross margin for the first nine months of 2011 and 2010 were as follows:

	Nine Months Ended
	October 2, 2011	October 3, 2010
	(dollars in millions)
Gross profit	$387.0	$352.0
Gross margin	36.0%	36.7%

Gross margin decreased 0.7 percentage points in the first nine months of 2011 compared to the first nine months of 2010. Europe’s gross margin declined primarily due to acquisition accounting charges related to the acquisition of Socla of $5.4 million and increased raw material costs that were not completely recovered through higher sales prices.  North America’s gross margin improved due to increased recovery of raw material costs in the wholesale market. Gross margins improved in China due to increased factory throughput and improved margin on trade sales compared to the first nine months of 2010.

Selling, General and Administrative Expenses.  SG&A expenses for the first nine months of 2011 increased $35.4 million, or 14.0%, compared to the first nine months of 2010.  The increase in SG&A expenses was attributable to the following:

	(in millions)	% Change

Organic	$8.8	3.5%
Foreign exchange	6.6	2.6
Acquired	20.0	7.9
Total	$35.4	14.0%

The organic increase in SG&A expenses was primarily due to the one-time separation benefit for our former chief executive officer of $6.3 million, consisting of $3.3 million in expected cash severance and a non-cash charge of $3.0 million for the modification of his stock options and restricted stock awards. Additionally, we experienced higher variable selling costs,  increased personnel-related costs primarily related to severance, and increased acquisition costs, offset by a legal reimbursement settlement and lower health care costs.  The inclusion of Socla and Austroflex was the primary driver of the acquired increase. Total SG&A expenses, as a percentage of sales, was 26.7% in the first nine months of 2011 compared to 26.3% in the first nine months of 2010.

Restructuring and Other Charges. In the first nine months of 2011, we recorded a charge of $8.5 million primarily for severance and other costs incurred as part of our restructuring programs, as compared to $8.8 million for the first nine months of 2010.  For a more detailed description of our restructuring plans, see Note 5 of Notes to Consolidated Financial Statements.

Operating Income.  Operating income (loss) by geographic segment for the first nine months of 2011 and 2010 was as follows:

	Nine Months Ended			% Change to Consolidated
	October 2. 2011	October 3, 2010	Change	Operating Income
		(dollars in millions)

North America	$84.4	$82.2	$2.2	2.4%
Europe	31.2	37.2	(6.0)	(6.6)
China	2.7	(1.2)	3.9	4.3
Corporate	(27.6)	(27.4)	(0.2)	(0.2)
Total	$90.7	$90.8	$(0.1)	(0.1)%

The increase (decrease) in operating income (loss) is attributable to the following:

						Change					Change
						As a % of Consolidated Operating Income					As a % of Segment Operating Income
	North					North					North
	America	Europe	China	Corp.	Total	America	Europe	China	Corp.	Total	America	Europe	China	Corp.
	(dollars in millions)
Organic	$(1.0)	$(7.9)	$3.9	$(0.2)	$(5.2)	(1.1)%	(8.7)%	4.3%	(0.2)%	(5.7)%	(1.2)%	(21.2)%	(325.0)%	0.7%
Foreign exchange	0.8	2.6	0.1	—	3.5	0.9	2.9	0.1	—	3.9	1.0	7.0	(8.3)	—
Acquired	0.3	(0.1)	(0.2)	—	—	0.3	(0.1)	(0.2)	—	—	0.4	(0.3)	16.6	—
Restructuring/other	2.1	(0.6)	0.1	—	1.6	2.3	(0.7)	0.1	—	1.7	2.5	(1.6)	(8.3)	—
Total	$2.2	$(6.0)	$3.9	$(0.2)	$(0.1)	2.4%	(6.6)%	4.3%	(0.2)%	(0.1)%	2.7%	(16.1)%	(325.0)%	0.7%

The decrease in consolidated organic operating income was primarily due to the one-time separation benefit for our former chief executive officer and our inability to fully recover increased commodity costs in our sales prices in the European markets and the North American DIY market. We also experienced manufacturing inefficiencies due to our restructuring program in France during the first half of 2011.

Interest Expense.  Interest expense increased $2.4 million, or 14.4%, for the first nine months of 2011 as compared to the first nine months of 2010, primarily due to the interest on additional borrowings under our revolving line of credit incurred in connection with the acquisition of Socla and incremental private placement debt and higher line of credit fees.

Income Taxes.  Our effective income tax rate for continuing operations was 33.9% and 32.1% for the nine months ended October 2, 2011 and October 3, 2010, respectively.  The lower effective rate in 2010 was primarily due to the release of a valuation allowance on net operating losses in Europe in 2010.  Furthermore, non-deductible acquisition costs associated with the Socla acquisition in Europe contributed to the higher rate in 2011.

Net Income From Continuing Operations.  Net income from continuing operations for the first nine months of 2011 was $47.6 million, or $1.26 per common share, compared to $51.7 million, or $1.38 per common share, for the first nine months of 2010. Results for the first nine months of 2011 include an after-tax charge of $5.6 million, or $0.15 per common share, for restructuring and other charges compared to an after-tax restructuring and other charge of $8.5 million, or $0.23 per common share, for the first nine months of 2010.  Additionally, 2011 results include an after-tax one-time charge of $3.9 million, or $0.11 per common share, related to our former Chief Executive Officer’s separation agreement. The release of the valuation allowance in Europe on net operating losses noted above contributed a tax benefit of $0.08 per common share to the first nine months of 2010. The appreciation of the euro and Canadian dollar against the U.S. dollar resulted in a positive impact on our operations of $0.06 per common share for the first nine months of 2011 compared to the comparable period in 2010. We cannot predict whether the euro, Canadian dollar or Chinese yuan will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net income.

Income (Loss) From Discontinued Operations, net of taxes.  Income from discontinued operations for the first nine months of 2011 was primarily attributable to a reserve adjustment of $1.7 million, or $0.05 per diluted share, related to the FCPA investigation.  The loss from discontinued operations for the first nine months of 2010 was primarily attributable to the establishment of the reserve for the estimated disgorgement of profits and legal costs related to the FCPA investigation.  As previously discussed, the FCPA matter was settled on October 13, 2011.  This matter is discussed in Note 3 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

We generated $56.5 million of cash from operating activities in the first nine months of 2011 as compared to $75.3 million of cash in the first nine months of 2010. This decrease is primarily due to larger tax payments in 2011.  We anticipate cash flow improvement through the balance of 2011.

We used $179.0 million of net cash from investing activities for the first nine months of 2011 primarily for the acquisition of Socla. We also spent $16.4 million of cash for capital equipment.  For the remainder of fiscal year 2011, we expect to invest approximately $6.0 million in capital equipment as part of our ongoing commitment to improve our operating capabilities.

We generated $30.5 million of net cash from financing activities for the first nine months of 2011, primarily from borrowings under our line of credit facility to finance the Socla acquisition, partially offset by dividend payments and payments for our stock repurchase program.

Our credit agreement (the Credit Agreement)  provides for a multi-currency $300.0 million, five-year, senior unsecured revolving credit facility which may be increased by an additional $150.0 million under certain circumstances and subject to the terms of the Credit Agreement. The Credit Agreement has a sublimit of up to $75.0 million in letters of credit.

Borrowings outstanding under the Credit Agreement bear interest at a fluctuating rate per annum equal to (i) in the case of Eurocurrency rate loans, the British Bankers Association LIBOR rate plus an applicable percentage, ranging from 1.70% to 2.30%, determined by reference to our consolidated leverage ratio plus, in the case of certain lenders, a mandatory cost calculated in accordance with the terms of the Credit Agreement, or (ii) in the case of base rate loans and swing line loans, the highest of (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such day as announced by Bank of America, N.A. as its “prime rate,” and (c) the British Bankers Association LIBOR rate plus 1.0%, plus an applicable percentage, ranging from 0.70% to 1.30%, determined by reference to our consolidated leverage ratio. In addition to paying interest under the Credit Agreement, we are also required to pay certain fees in connection with the credit facility, including, but not limited to, a facility fee and letter of credit fees. Under the Credit Agreement, we are required to satisfy and maintain specified financial ratios and other financial condition tests. The Credit Agreement matures on June 18, 2015.  We may repay loans outstanding under the Credit Agreement from time to time without premium or penalty, other than customary breakage costs, if any, and subject to the terms of the Credit Agreement.  As of October 2, 2011, we had $66.6 million of euro-based borrowings and $34.6 million of stand-by letters of credit outstanding on the Credit Agreement. As of October 2, 2011, we were in compliance with all covenants related to the Credit Agreement and had $198.8 million of unused and available credit under the Credit Agreement.

Working capital (defined as current assets less current liabilities) as of October 2, 2011 was $563.1 million compared to $578.4 million as of December 31, 2010. This decrease was primarily due to the decrease in cash used to fund the Socla acquisition, offset by increased accounts receivable and inventory and net working capital contributed by the Socla acquisition.  Cash and cash equivalents decreased to $246.3 million as of October 2, 2011, compared to $329.2 million as of December 31, 2010. The ratio of current assets to current liabilities was 2.9 to 1 as of October 2, 2011 compared to 3.1 to 1 as of December 31, 2010.

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

A reconciliation of net cash provided by continuing operations to free cash flow and calculation of our cash conversion rate is provided below:

	Nine Months Ended
	October 2, 2011	October 3, 2010
	(in millions)
Net cash provided by continuing operating activities	$56.5	$75.3
Less: additions to property, plant, and equipment	(16.4)	(18.4)
Plus: proceeds from the sale of property, plant, and equipment	0.6	1.2
Free cash flow	$40.7	$58.1

Net income from continuing operations	$47.6	$51.7

Cash conversion rate of free cash flow to net income from continuing operations	85.5%	112.4%

Our free cash flow in the first nine months of 2011 was lower when compared to the first nine months of 2010 primarily due to increased income tax payments.

Our net debt to capitalization ratio (a non-GAAP financial measure, as reconciled below, defined as short and long-term interest-bearing liabilities less cash and cash equivalents as a percentage of the sum of short and long-term interest-bearing liabilities less cash and cash equivalents plus total stockholders’ equity) for the first nine months of 2011 was 18.2%, comparable to 5.2% at December 31, 2010. The increase in net debt to capitalization ratio is due primarily to incremental borrowings and cash outlay related to the Socla acquisition. Management believes the net debt to capitalization ratio is an appropriate supplemental measure because it helps investors understand our ability to meet our financing needs and as a basis to evaluate our financial structure. Our computation may not be comparable to other companies that may define their net debt to capitalization ratios differently.

A reconciliation of long-term debt (including current portion) to net debt and our net debt to capitalization ratio is provided below:

	October 2,	December 31,
	2011	2010
	(in millions)
Current portion of long-term debt	$1.1	$0.7
Plus: long-term debt, net of current portion	453.1	378.0
Less: cash and cash equivalents	(246.3)	(329.2)
Net debt	$207.9	$49.5

A reconciliation of capitalization is provided below:

	October 2,	December 31,
	2011	2010
	(in millions)
Net debt	$207.9	$49.5
Total stockholders’ equity	932.7	901.5
Capitalization	$1,140.6	$951.0
Net debt to capitalization ratio	18.2%	5.2%

We maintain letters of credit that guarantee our performance or payment to third parties in accordance with specified terms and conditions. Amounts outstanding were approximately $34.6 million as of October 2, 2011 and $35.0 million at December 31, 2010. Our letters of credit are primarily associated with insurance coverage and, to a lesser extent, foreign purchases and generally expire within one year of issuance. These instruments may exist or expire without being drawn down; therefore they do not necessarily represent future cash flow obligations.

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

Application of Critical Accounting Policies and Key Estimates

The preparation of our consolidated financial statements in accordance with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported. A critical accounting estimate is an assumption about highly uncertain matters and could have a material effect on the consolidated financial statements if another, also reasonable, amount were used, or, a change in the estimate is reasonably likely from period to period. We base our assumptions on historical experience and on other estimates that we believe are reasonable under the circumstances. Actual results could differ significantly from these estimates.  There were no changes in accounting policies or significant changes in accounting estimates during the first nine months of 2011.

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

Inventory valuation

Inventories are stated at the lower of cost or market with costs determined primarily on a first-in first-out basis. We utilize both specific product identification and historical product demand as the basis for determining our excess or obsolete inventory reserve. Historical product demand is defined as inventories that exceed a range of one to four years in sales depending on geographic location. This is determined by comparing the current inventory balance against unit sales for the trailing twelve months. New products added to inventory within the past twelve months are excluded from this analysis. A portion of our products contain recoverable materials, therefore the excess and obsolete reserve is established net of any recoverable amounts. Changes in market conditions, lower-than-expected customer demand or changes in technology or features could result in additional obsolete inventory that is not saleable and could require additional inventory reserve provisions.

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

We review goodwill for impairment utilizing a two-step process. The first step of the impairment test requires a comparison of the fair value of each of our reporting units to the respective carrying value. If the carrying value of a reporting unit is less than its fair value, no indication of impairment exists and a second step is not performed. If the carrying amount of a reporting unit is higher than its fair value, there is an indication that an impairment may exist and a second step must be performed. In the second step, the impairment is computed by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess and charged to operations.  In September 2011, accounting guidance was issued that amends the requirements for goodwill impairment testing. We have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, we determine it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the two-step impairment test is unnecessary. We intend to adopt this new standard effective with our annual goodwill impairment testing date of October 30, for the year ending December 31, 2011.

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

The Orion reporting unit’s operating results have been hindered by the downturn in the commercial and institutional end markets in the U.S., where Orion sells a majority of its drainage products. While Orion is currently meeting budgeted expectations, should Orion’s sales decline because the commercial marketplace deteriorates beyond our current expectations, then the reporting unit’s goodwill may be at risk for impairment in the future. Orion’s goodwill balance as of October 2, 2011 was $24.6 million. As of October 31, 2010, our last impairment analysis date, the fair value of the Orion reporting unit exceeded the carrying value by 17%.

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

On October 31, 2011, the Board of Directors voted to cease accruals effective December 31, 2011 under both the Pension Plan and Supplemental Employees Retirement Plan.  We expect to record a curtailment charge of approximately $1.4 million in the fourth quarter of 2011 in connection with this action.  Effective January 1, 2012, we will begin amortizing the unamortized gains and losses over the remaining life expectancy of the participants instead our current policy of average remaining service.

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

New Accounting Standards

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05, “Comprehensive Income.” This ASU intends to enhance comparability and transparency of other comprehensive income components. The guidance provides an option to present total comprehensive income, the components of net income and the components of other comprehensive income in a single continuous statement or two separate but consecutive statements. This ASU eliminates the option to present other comprehensive income components as part of the statement of changes in shareowners’ equity. The provisions of this ASU will be applied retrospectively for interim and annual periods beginning after December 15, 2011. Early application is permitted. We are currently evaluating the adoption of this new ASU, but do not expect the adoption to have a material impact on our consolidated financial statements.

In September 2011, accounting guidance was issued by FASB in Accounting Standards Codification (ASC) Topic 350, “Intangibles — Goodwill and Other”. This guidance amends the requirements for goodwill impairment testing. We have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the two-step impairment test is unnecessary. We intend to adopt this new standard effective with our annual goodwill impairment testing date of October 30 for the year ending December 31, 2011.

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

Our foreign subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials and are denominated in European currencies or the U.S. or Canadian dollar. We use foreign currency forward exchange contracts to manage the risk related to intercompany purchases that occur during the course of a year and certain open foreign currency denominated commitments to sell products to second parties. For the third quarters of 2011 and 2010, unrealized income recorded in other (income) expense for the change in the fair value of such contracts was $0.9 million and $0.2 million of income, respectively. For the first nine months of 2011 and 2010, unrealized income recorded in other (income) expense for the change in the fair value of such contracts was $0.9 million and $0.7 million of income, respectively.

We have historically had a low exposure on the cost of our debt to changes in interest rates. Information about our long-term debt, including principal amounts and related interest rates, appears in Notes 4 and 9 of this report and in Note 11 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2010.

We purchase significant amounts of bronze ingot, brass rod, cast iron, steel and plastic, which are utilized in manufacturing our many product lines. Our operating results can be adversely affected by changes in commodity prices if we are unable to pass on related price increases to our customers. We manage this risk by monitoring related market prices, working with our suppliers to achieve the maximum level of stability in their costs and related pricing, seeking alternative supply sources when necessary, purchasing forward commitments for raw materials, when available, implementing cost reduction programs, value engineering, and passing increases in costs on to our customers in the form of price increases.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended October 2, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  In connection with these rules, we will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Part II.  OTHER INFORMATION

Item l.   Legal Proceedings

As disclosed in Part I, Item 1, “Product Liability, Environmental and Other Litigation Matters” of our Annual Report on Form 10-K for the year ended December 31, 2010, we are a party to certain litigation, have conducted an investigation regarding information that employees of CWV made payments to employees of state-owned agencies and whether such payments may violate FCPA, and are engaged in certain environmental remediation.  On October 13, 2011, we entered into a settlement with the Securities and Exchange Commission to resolve allegations concerning potential violations of the FCPA at CWV.  Under the terms of the settlement, without admitting or denying the SEC’s allegations, we consented to entry of an administrative cease-and-desist order under the books and records and internal controls provisions of the FCPA.  We have also agreed to pay to the SEC $3.6 million in disgorgement and prejudgment interest, and $200,000 in penalties.  We anticipate that this settlement resolves all government investigations concerning CWV’s sales practices and potential FCPA violations.  We recorded an estimated reserve of $5.3 million in the first quarter of 2010 and subsequently recorded a decrease of the reserve of $1.7 million in the second quarter of 2011, which reflects the final settlement amount. There has been no material developments with respect to our environmental remediation proceedings during the first nine months ended October 2, 2011.

Item 1A.  Risk Factors

This report may include statements that are not historical facts and are considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current views about future results of operations and other forward-looking information.  In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should” and “would” or similar words. You should not rely on forward-looking statements because our actual results may differ materially from those indicated by these forward-looking statements as a result of a number of important factors.  These factors include, but are not limited to, the following:  the current economic and financial condition, which can affect levels of housing starts and remodeling, affecting the markets where our products are sold, manufactured, or marketed; shortages in and pricing of raw materials and supplies; loss of market share through competition; introduction of competing products by other companies; pressure on prices from competitors, suppliers, and/or customers; changes in variable interest rates on our borrowings; identification and disclosure of material weaknesses in our internal control over financial reporting; failure to expand our markets through acquisitions; failure or delay in developing new products; lack of acceptance of new products; failure to manufacture products that meet required performance and safety standards; foreign exchange rate fluctuations; cyclicality of industries, such as plumbing and heating wholesalers and home improvement retailers, in which we market certain of our products; environmental compliance costs; product liability risks; the results and timing of our restructuring plans; changes in the status of current litigation, and other risks and uncertainties discussed in Part I, Item 1A, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities Exchange Commission, and in other reports we file from time to time with the Securities and Exchange Commission.

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

The following table includes information with respect to shares of our Class A Common Stock withheld to satisfy withholding tax obligations during the three-month period ended October 2, 2011.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 4, 2011 – July 31, 2011	4,312	$33.64	—	—
August 1, 2011 – August 28, 2011	11,466	$28.50	—	—
August 29, 2011 – October 2, 2011	—	—	—	—
Total	15,778	$29.63	—	—

The following table includes information with respect to the repurchases of our Class A Common Stock during the three-month period ended October 2, 2011 under our stock repurchase program.

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
July 4, 2011 – July 31, 2011	—	—	—	—
August 1, 2011 – August 28, 2011	460,700	$26.82	460,700	539,300
August 29, 2011 – October 2, 2011	539,300	$27.50	539,300	—
Total	1,000,000	$27.18	1,000,000	—

(1)          On August 2, 2011 we announced that our Board of Directors had authorized a stock repurchase program. Under the program, we were authorized to repurchase up to one million shares of our Class A Common Stock in open market purchases. We also announced the discontinuance of the previous stock repurchase program, which was originally announced on November 9, 2007.  During the three months ended October 2, 2011, we repurchased one million shares of Class A Common Stock authorized by our Board of Directors at a cost of $27.2 million.

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

WATTS WATER TECHNOLOGIES, INC.

Date:	November 10, 2011	By:	/s/ David J. Coghlan
David J. Coghlan
Chief Executive Officer (principal executive officer)

Date:	November 10, 2011	By:	/s/ William C. McCartney
William C. McCartney
Chief Financial Officer (principal financial officer)

Date:	November 10, 2011	By:	/s/ Timothy M. MacPhee
Timothy M. MacPhee
Treasurer and Chief Accounting Officer (principal accounting officer)

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

*                                         Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at October 2, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the Third Quarters Ended October 2, 2011 and October 3, 2010, (iii) Consolidated Statements of Operations for the Nine Months Ended October 2, 2011 and October 3, 2010,  (iv) Consolidated Statements of Cash Flows for the Nine Months Ended October 2, 2011 and October 3, 2010, and (v) Notes to Consolidated Financial Statements.

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