Form 10-K
period 2011-12-31
WATTS WATER TECHNOLOGIES INC
filed 2012-02-28
CIK 795403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of July 1, 2011, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $1,091,827,615 based on the closing sale price as reported on the New York Stock Exchange.

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 21, 2012
Class A Common Stock, $0.10 par value per share	29,628,267 shares
Class B Common Stock, $0.10 par value per share	6,953,680 shares

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on May 16, 2012, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

        We intend to continue to generate growth by targeting selected acquisitions, both in our core markets as well as new complementary markets. We have completed 36 acquisitions since divesting our industrial and oil and gas business in 1999. Our acquisition strategy focuses on businesses that manufacture preferred brand name products that address our themes of water quality, water conservation, water safety, water flow control and comfort and related complementary markets. We target businesses that will provide us with one or more of the following: an entry into new markets, an increase in shelf space with existing customers, strong brand names, a new or improved technology or an expansion of the breadth of our Water by Watts offerings.

        We are committed to reducing our manufacturing and operating costs through a combination of manufacturing in lower-cost countries, using Lean Six Sigma to drive continuous improvement across all key processes, and consolidating our diverse manufacturing operations in North America, Europe and Asia. We have a number of manufacturing facilities in lower-cost regions such as Mexico, China, Bulgaria and Tunisia. In recent years, we have announced several global restructuring plans to reduce our manufacturing footprint in order to reduce our costs and to realize additional operating efficiencies.

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

        Our business is reported in three geographic segments: North America, Europe and Asia. The contributions of each segment to net sales, operating income and the presentation of certain other financial information by segment are reported in Note 16 of the Notes to Consolidated Financial Statements and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

Products

        We have a broad range of products in terms of design distinction, size and configuration. In 2011, we began classifying our many products into four universal product lines. These product lines are:

  •
  Residential & commercial flow control products—includes products typically sold into plumbing and hot water applications such as backflow preventers, water pressure regulators, temperature and pressure relief valves, and thermostatic mixing valves. In 2011, 2010 and 2009, residential & commercial flow control products accounted for approximately 53%, 51% and 51%, respectively, of our total sales.

  •
  HVAC & gas products—includes hydronic and electric heating systems for under-floor radiant applications, hydronic pump groups for boiler manufacturers and alternative energy control packages, and flexible stainless steel connectors for natural and liquid propane gas in commercial food service and residential applications. In 2011, 2010 and 2009, HVAC & gas products accounted for approximately 33%, 34% and 34%, respectively, of our total sales. HVAC is an acronym for heating, ventilation and air conditioning.

  •
  Drains & water re-use products—includes drainage products and engineered rain water harvesting solutions for commercial, industrial, marine and residential applications. In 2011, 2010 and 2009, drains & water re-use products accounted for approximately 9%, 10% and 10%, respectively, of our total sales.

  •
  Water quality products—includes point-of-use and point-of-entry water filtration, conditioning and scale prevention systems for both commercial and residential applications. In 2011, 2010 and 2009, water quality products accounted for approximately 5%, 5% and 5%, respectively, of our total sales.

Customers and Markets

        We sell our products to plumbing, heating and mechanical wholesale distributors, major DIY chains and OEMs.

        Wholesalers.    Approximately 68%, 64% and 65% of our sales in 2011, 2010 and 2009, respectively, were to wholesale distributors for commercial and residential applications. We rely on commissioned manufacturers' representatives, some of which maintain a consigned inventory of our products, to market our product lines. Additionally, various water quality products are sold to independent dealers throughout North America.

        DIY Chains.    Approximately 13%, 16% and 16% of our sales in 2011, 2010 and 2009, respectively, were to DIY chains. Our DIY chains demand less technical products, but are highly receptive to innovative designs and new product ideas.

        OEMs.    Approximately 19%, 20% and 19% of our sales in 2011, 2010 and 2009, respectively, were to OEMs. In North America, our typical OEM customers are water heater manufacturers and equipment and water systems manufacturers needing flow control devices and other products. Our sales to OEMs in Europe are primarily to boiler manufacturers and radiant system manufacturers. Our sales to OEMs in Asia are primarily to boiler and bath manufacturers including manufacturers of faucet and shower products.

        In 2011, 2010 and 2009, no customer accounted for more than 10% of our total net sales. Our top ten customers accounted for approximately $290.4 million, or 20%, of our total net sales in 2011; $273.6 million, or 22%, of our total net sales in 2010; and $306.4 million, or 25%, of our total net sales in 2009. Thousands of other customers constituted the balance of our net sales in each of those years.

Marketing and Sales

        For product sales, we rely primarily on commissioned manufacturers' representatives, some of which maintain a consigned inventory of our products. These representatives sell primarily to plumbing and heating wholesalers or service DIY store locations in North America. We also sell products for the residential construction and home repair and remodeling industries through DIY plumbing retailers, national catalog distribution companies, hardware stores, building material outlets and retail home center chains and through plumbing and heating wholesalers. In addition, we sell products directly to wholesalers, OEMs and private label accounts in Europe and to a lesser extent in North America.

Manufacturing

        We have integrated and automated manufacturing capabilities, including a bronze foundry, machining, plastic extrusion and injection molding and assembly operations. Our foundry operations include metal pouring systems, automatic core making, yellow brass forging and brass and bronze die-castings. Our machining operations feature computer-controlled machine tools, high-speed chucking machines with robotics and automatic screw machines for machining bronze, brass and steel components. We have invested in recent years to expand our manufacturing capabilities to ensure the availability of the most efficient and productive equipment. We are committed to maintaining our manufacturing equipment at a level consistent with current technology in order to maintain high levels of quality and manufacturing efficiencies.

        Capital expenditures and depreciation for each of the last three years were as follows:

	Years Ended December 31,
	2011	2010	2009
	(in millions)
Capital expenditures	$22.7	$24.6	$24.2
Depreciation	$33.3	$30.5	$33.7

Raw Materials

        We require substantial amounts of raw materials to produce our products, including bronze, brass, cast iron, steel, plastic, and components used in products, and substantially all of the raw materials we require are purchased from outside sources. The commodity markets have experienced tremendous volatility over the past several years, particularly with respect to copper. The market prices of many commodities increased throughout 2009 and 2010. During 2011, spot copper prices increased to historic highs early in the year, and then trended downward in the second half of 2011. Bronze and brass are copper-based alloys. The average monthly copper spot price decreased approximately 17.7% from December 2010 to December 2011. The fact that we source internationally a significant amount of raw materials means that several months of raw materials and work in process are moving through our business at any point in time. We are not able to predict whether commodity costs, including copper, will significantly increase or decrease in the future. If commodity costs increase in the future and we are not able to reduce or eliminate the effect of the cost increases by reducing production costs or implementing price increases, our profit margins could decrease. If commodity costs were to decline, we may experience pressures from customers to reduce our selling prices. The timing of any price reductions and decreases in commodity costs may not align. As a result, our margins could be affected.

        With limited exceptions, we have multiple suppliers for our commodities and other raw materials. We believe our relationships with our key suppliers are good and that an interruption in supply from any one supplier would not materially affect our ability to meet our immediate demands while another supplier is qualified. We regularly review our suppliers to evaluate their strengths. If a supplier is unable to meet our demands, we believe that our inventory of raw materials will allow for sufficient time to identify and obtain the necessary commodities and other raw materials from an alternate source. We believe that the nature of the commodities and other raw materials used in our business are such that multiple sources are generally available in the market.

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

        Together with our commissioned manufacturers' representatives, we have consistently advocated for the development and enforcement of plumbing codes. We maintain stringent quality control and testing procedures at each of our manufacturing facilities in order to manufacture products that comply with code requirements.

        We believe that product-testing capability and investment in plant and equipment is needed to manufacture products that comply with code requirements. Additionally, a majority of our manufacturing facilities are ISO 9000, 9001 or 9002 certified by the International Organization for Standardization.

New Product Development and Engineering

        We maintain our own product development staff, design teams, and testing laboratories in North America, Europe and Asia that work to enhance our existing products and develop new products. We maintain sophisticated product development and testing laboratories. Research and development costs included in selling, general, and administrative expense amounted to $21.2 million, $18.6 million and $17.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

        California, Maryland and Vermont have recently implemented laws that require all pipes, pipe and plumbing fittings and plumbing fixtures sold in those states that convey or dispense water for human consumption to contain virtually no lead content, which is generally referred to as lead-free. Louisiana has enacted similar legislation that goes into effect in 2013. On January 4, 2011, the federal government enacted a similar law that will take effect nationwide in January 2014. We have invested considerable resources over the past several years to develop lead-free versions of our plumbing products to comply with the new laws, and we have successfully introduced our lead-free product offerings in Maryland, California and Vermont.

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

Backlog

        Backlog was approximately $81.4 million at February 10, 2012. We do not believe that our backlog at any point in time is indicative of future operating results and we expect our entire current backlog to be converted to sales in 2012.

Employees

        As of December 31, 2011, we employed approximately 5,800 people worldwide. None of our employees in North America or Asia are covered by collective bargaining agreements. In some European countries, our employees are subject to traditional national collective bargaining agreements. We believe that our employee relations are good.

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

Executive Officers and Directors

        Set forth below in alphabetical order are the names of our executive officers and directors, their respective ages and positions with our Company and a brief summary of their business experience for at least the past five years:

Executive Officers	Age	Position
Srinivas K. Bagepalli	45	President, North America
J. Dennis Cawte	61	Group Managing Director, EMEA
David J. Coghlan	52	Chief Executive Officer, President and Director
Kenneth R. Lepage	41	General Counsel, Executive Vice President of Administration and Secretary
William C. McCartney	57	Chief Financial Officer
Elie Melhem	49	President, Asia
Non-Employee Directors
Robert L. Ayers(2)(3)	66	Director
Bernard Baert(1)(3)	62	Director
Kennett F. Burnes(1)(3)	69	Director
Richard J. Cathcart(2)(3)	67	Director
Ralph E. Jackson Jr.(2)(3)	70	Director
W. Craig Kissel(2)(3)	61	Director
John K. McGillicuddy(1)(3)	68	Chairman of the Board and Director
Merilee Raines(1)(3)	56	Director

(1)
Member of the Audit Committee

(2)
Member of the Compensation Committee

(3)
Member of the Nominating and Corporate Governance Committee

        Srinivas K. Bagepalli joined our Company in October 2011 and was appointed President of North America. From 2006 to September 2011, Mr. Bagepalli was the President and General Manager of three global companies within Danaher Corporation's Industrial Technologies Group, including Setra Systems, Inc., Sonix, Inc. and Portescap. During his time with Danaher, Mr. Bagepalli also served as the President of Sensors & Controls, Asia. Danaher Corporation is a global business that designs, manufactures and markets professional, medical, industrial, and commercial products and services. Mr. Bagepalli worked for General Electric Company from 1994 to 2006. While with General Electric, Mr. Bagepalli served as the Executive Vice President and Segment Manager at GE Infrastructure Sensing and Inspection Technologies from 2003 to 2006, Manager, Mergers and Acquisitions at GE Industrial Systems from 2001 to 2003, Manager, Business Development: Strategy and Growth at GE Corporate from 2000 to 2001 and Process Integration & Manufacturing Group Leader at GE Corporate Technology Center from 1994 to 1999.

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

        Elie Melhem joined our Company in July 2011 as President, Asia. Mr. Melhem was previously the Managing Director of China for Ariston Thermo Group, a global manufacturer of heating and hot water products, from 2008 to July 2011. Prior to joining Ariston, Mr. Melhem spent eleven years with ITT Industries in China where he held several management positions, including serving as President of ITT's Residential and Commercial Water Group in China and President of ITT's Water Technology Group in Asia.

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

        Bernard Baert was elected as a member of our Board of Directors in August 2011. Mr. Baert has served as Senior Vice President and President, Europe and International of PolyOne Corporation since January 2010. Mr. Baert served as Senior Vice President and General Manager, Color and Engineered Materials—Europe and China for PolyOne Corporation from 2006 to December 2009 and as Vice President and General Manager, Color and Engineered Materials—Europe and China from 2000 to 2006. From 1995 to September 2000, Mr. Baert was General Manager, Color—Europe for M.A. Hanna Company, the predecessor to PolyOne Corporation. PolyOne Corporation is a worldwide provider of specialty polymer materials, services and solutions. Prior to joining M.A. Hanna, Mr. Baert was General Manager, Europe for Hexcel Corporation and spent 17 years with Owens Corning where he served as a plant manager and held various positions in the areas of cost control and production.

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

        W. Craig Kissel was elected as a member of our Board of Directors in November 2011. Mr. Kissel previously was employed by Trane Inc. (formerly known as American Standard Companies Inc.) from 1980 until his retirement in September 2008. During his time at Trane, Mr. Kissel served as President of Trane Commercial Systems from 2004 to June, 2008, President of WABCO Vehicle Control Systems from 1998 to 2003, President of Trane's North American Unitary Products Group from 1994 to 1997, Vice President of Marketing of Trane's North American Unitary Products Group from 1992 to 1994 and held various other management positions at Trane from 1980 to 1991. Trane is a leading worldwide supplier of air conditioning and heating systems, and WABCO is a leading worldwide supplier of commercial vehicle control systems. From 2001 to 2008, Mr. Kissel served as Chairman of Trane's Corporate Ethics and Integrity Council, which was responsible for developing the company's ethical business standards. Mr. Kissel also served in the U.S. Navy from 1973 to 1978. Mr. Kissel has served as a director of Chicago Bridge & Iron Company since May 2009. Chicago Bridge & Iron Company engineers and constructs some of the world's largest energy infrastructure projects.

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

        Merilee Raines has served as a director of our Company since February 2011. Ms. Raines has served as Chief Financial Officer of IDEXX Laboratories, Inc. since October 2003. Prior to becoming Chief Financial Officer, Ms. Raines held several management positions with IDEXX Laboratories, including Corporate Vice President of Finance, Vice President and Treasurer of Finance, Director of

Finance, and Controller. IDEXX Laboratories develops, manufactures and distributes diagnostic and information technology products and services for pet and animal health, water quality and milk safety, and human point-of-care diagnostics.

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

Contingencies

Foreign Corrupt Practices Act Settlement

        On October 13, 2011, we entered into a settlement with the Securities and Exchange Commission (SEC) to resolve allegations concerning potential violations of the U.S. Foreign Corrupt Practices Act (FCPA) at Watts Valve Changsha Co., Ltd., (CWV), a former indirect wholly-owned subsidiary of Watts in China. Under the terms of the settlement, without admitting or denying the SEC's allegations, we consented to entry of an administrative cease-and-desist order under the books and records and internal controls provisions of the FCPA. We also agreed to pay to the SEC $3.6 million in disgorgement and prejudgment interest, and $0.2 million in penalties.

        The amounts paid by us in connection with the settlement were fully accrued as of December 31, 2010. We anticipate that this settlement resolves all government investigations concerning CWV's sales practices and potential FCPA violations.

Environmental Remediation

        We have been named as a potentially responsible party with respect to a limited number of identified contaminated sites. The levels of contamination vary significantly from site to site as do the related levels of remediation efforts. Environmental liabilities are recorded based on the most probable cost, if known, or on the estimated minimum cost of remediation. Accruals are not discounted to their present value, unless the amount and timing of expenditures are fixed and reliably determinable. We accrue estimated environmental liabilities based on assumptions, which are subject to a number of factors and uncertainties. Circumstances that can affect the reliability and precision of these estimates include identification of additional sites, environmental regulations, level of cleanup required, technologies available, number and financial condition of other contributors to remediation and the time period over which remediation may occur. We recognize changes in estimates as new remediation requirements are defined or as new information becomes available.

Asbestos Litigation

        We are defending approximately 47 lawsuits in different jurisdictions, alleging injury or death as a result of exposure to asbestos. The complaints in these cases typically name a large number of defendants and do not identify any particular Watts products as a source of asbestos exposure. To date, we have obtained a dismissal in every case before it has reached trial because discovery has failed to yield evidence of substantial exposure to any Watts products.

Other Litigation

        Other lawsuits and proceedings or claims, arising from the ordinary course of operations, are also pending or threatened against us.

Item 1A.    RISK FACTORS.

Current economic cycles, particularly those involving reduced levels of commercial and residential starts and remodeling, may continue to have an adverse effect on our revenues and operating results.

        We have experienced and expect to continue to experience fluctuations in revenues and operating results due to economic and business cycles. The businesses of most of our customers, particularly plumbing and heating wholesalers and home improvement retailers, are cyclical. Therefore, the level of our business activity has been cyclical, fluctuating with economic cycles. The recent economic downturn may also affect the financial stability of our customers, which could affect their ability to pay amounts owed to their vendors, including us. We also believe our level of business activity is influenced by commercial and residential starts and renovation and remodeling, which are, in turn, heavily influenced by interest rates, consumer debt levels, changes in disposable income, employment growth and consumer confidence. The current credit market conditions may prevent commercial and residential builders or developers from obtaining the necessary capital to continue existing projects or to start new projects. This may result in the delay or cancellation of orders from our customers or potential customers and may adversely affect our revenues and our ability to manage inventory levels, collect customer receivables and maintain profitability. The current conditions in the housing and debt markets have caused a significant reduction in commercial and residential starts and renovation and remodeling. These conditions have adversely impacted our revenue and profit. Further, sovereign debt concerns within the Euro Zone are negatively impacting the overall economic vitality of the region, which may trigger a recession in Europe in 2012. If these conditions continue or worsen in the future, our revenues and profits could decrease or trigger additional goodwill, indefinite-lived intangible assets, or long-lived asset impairments and could have a material effect on our financial condition and results of operations.

We face intense competition and, if we are not able to respond to competition in our markets, our revenues may decrease.

        Competitive pressures in our markets could adversely affect our competitive position, leading to a possible loss of market share or a decrease in prices, either of which could result in decreased revenues and profits. We encounter intense competition in all areas of our business. Additionally, we believe our customers are attempting to reduce the number of vendors from which they purchase in order to reduce the size and diversity of their inventories and their transaction costs. To remain competitive, we will need to invest continually in manufacturing, product development, marketing, customer service and support and our distribution networks. We may not have sufficient resources to continue to make such investments and we may be unable to maintain our competitive position. In addition, we anticipate that we may have to reduce the prices of some of our products to stay competitive, potentially resulting in a reduction in the profit margin for, and inventory valuation of, these products. Some of our competitors are based in foreign countries and have cost structures and prices in foreign currencies. Accordingly, currency fluctuations could cause our U.S. dollar-priced products to be less competitive than our competitors' products which are priced in other currencies.

Changes in the costs of raw materials could reduce our profit margins. Reductions or interruptions in the supply of components or finished goods from international sources could adversely affect our ability to meet our customer delivery commitments.

        We require substantial amounts of raw materials, including bronze, brass, cast iron, steel and plastic, and substantially all of the raw materials we require are purchased from outside sources. The costs of raw materials may be subject to change due to, among other things, interruptions in production by suppliers and changes in exchange rates and worldwide price and demand levels. We typically do not enter into long-term supply agreements. Our inability to obtain supplies of raw materials for our products at favorable costs could have a material adverse effect on our business, financial condition or results of operations by decreasing our profit margins. The commodity markets have experienced tremendous volatility over the past several years, particularly copper. Should commodity costs increase substantially, we may not be able to recover such costs, through selling price increases to our customers or other product cost reductions, which would have a negative effect on our financial results. If commodity costs decline, we may experience pressure from customers to reduce our selling prices. Additionally, we continue to purchase increased levels of components and finished goods from international sources. In limited cases, these components or finished goods are single-sourced. The availability of components and finished goods from international sources could be adversely impacted by, among other things, interruptions in production by suppliers, suppliers' allocations to other purchasers and new laws or regulations.

Government regulations could limit or delay our ability to market or sell our products.

        In January 2011, the President of the United States signed the Reduction of Lead in Drinking Water Act, which will reduce the permissible weighted average lead content in faucets, fittings and valves intended for use in potable water applications from 8% to 0.25% nationwide beginning in January 2014. The new law is consistent with current legislation in California and Vermont that went into effect in January 2010, in Maryland in January 2012, and is also consistent with new legislation in Louisiana which will go into effect in 2013. We introduced lead-free products for sale in California, Vermont and Maryland and offer a large selection of lead-free compliant valves and fittings. Complying with these new requirements on a nationwide basis will pose a significant challenge for us. The transition to comply with the expected requirements may cause our material costs to increase as suppliers of alternative lead-free metals are currently limited. We may not succeed in passing through these cost increases to our customers. We may also experience technical challenges in converting our present manufacturing operations to produce more lead-free products. In addition, we could have difficulty providing sufficient quantities of our lead-free compliant products to meet nationwide demand and we could be left with potentially obsolete traditional leaded product inventories if customers convert to lead-free offerings faster than anticipated. These requirements could have a material effect on our financial condition and results of operation.

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

  •
  unanticipated management or operational problems or legal liabilities; and

  •
  potential goodwill, indefinite-lived intangible assets, or long-lived asset impairment charges.

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

        Since we sell and manufacture our products worldwide, our business is subject to risks associated with doing business internationally. Our business and future operating results could be harmed by a variety of factors, including:

  •
  unexpected geo-political events in foreign countries in which we operate could adversely affect manufacturing and our ability to fulfill customer orders. Although our manufacturing operations have not been materially affected to date, we can give no assurance that future operations will not be adversely affected by unforeseen political events in foreign countries;

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

  •
  unexpected changes in regulatory requirements, which may be costly and require time to implement; and

  •
  foreign exchange rate fluctuations which could also materially affect our reported results. A portion of our sales and certain portions of our costs, assets and liabilities are denominated in currencies other than U.S. dollars and the percentage of our revenues denominated in a particular currency may not match the percentage of our expenses denominated in that currency. Approximately 48.4% of our sales during the year ended December 31, 2011 were from sales outside of the U.S. compared to 44.1% for the year ended December 31, 2010. We cannot predict whether currencies such as the euro, Canadian dollar or Chinese yuan will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our reported results.

Our ability to achieve savings through our restructuring plans may be adversely affected by local regulations or factors beyond the control of management.

        We have implemented a number of restructuring plans, which include steps that we believe are necessary to reduce operating costs and increase efficiencies throughout our manufacturing, sales and distribution footprint. Although we have considered the impact of local regulations, negotiations with employee representatives, the timing of capital expenditures necessary to prepare facilities and the related costs associated with these activities, factors beyond the control of management may affect the timing and therefore affect when the savings will be achieved under the plans. Further, if we are not successful in completing the restructuring projects in the time frames contemplated or if additional issues arise during the projects that add costs or disrupt customer service, then our operating results could be negatively affected.

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

        We are currently a decentralized company, which sometimes places significant control and decision-making powers in the hands of local management. This presents various risks such as the risk of being slower to identify or react to problems affecting a key business. Additionally, we are implementing in a phased approach a company-wide initiative to standardize and upgrade our enterprise resource planning (ERP) system. This initiative could be more challenging and costly to implement because divergent legacy systems currently exist. Further, if the ERP update is not successful, we could incur substantial business interruption, including our ability to perform routine business transactions, which could have a material adverse effect on our financial results.

The requirements to evaluate goodwill, indefinite-lived intangible assets and long-lived assets for impairment may result in a write-off of all or a portion of our recorded amounts, which would negatively affect our operating results and financial condition.

        As of December 31, 2011, our balance sheet included goodwill, indefinite-lived intangible assets, amortizable intangible assets and property, plant and equipment of $490.4 million, $35.7 million, $118.9 million, and $226.7 million, respectively. In lieu of amortization, we are required to perform an annual impairment review of both goodwill and indefinite-lived intangible assets. In performing our annual reviews in both 2011 and 2010, we recognized non-cash pre-tax charges of approximately $1.4 million as impairments of the indefinite-lived intangible assets. During the fourth quarter of 2011, we recognized pre-tax non-cash goodwill impairment charges of $1.2 million related to our Blue Ridge Atlantic Enterprises, Inc. (BRAE) reporting unit within our North America segment. We are also required to perform an impairment review of our long-lived assets if indicators of impairment exist. During the fourth quarter of 2011, we recognized pre-tax non-cash long-lived asset impairment charges of $14.8 million related to our Austroflex operations within our Europe segment. There can be no assurances that future goodwill, indefinite-lived intangible assets or long-lived asset impairments will not occur. We perform our annual test for indications of goodwill and indefinite-lived intangible assets impairment in the fourth quarter of our fiscal year or sooner if indicators of impairment exist.

The loss or financial instability of a major customer could have an adverse effect on our results of operations.

        In 2011, our top ten customers accounted for approximately 20% of our total net sales with no one customer accounting for more than 10% of our total net sales. Our customers generally are not obligated to purchase any minimum volume of products from us and are able to terminate their relationships with us at any time. In addition, increases in the prices of our products could result in a reduction in orders for our customers. A significant reduction in orders from, or change in terms of contracts with, any significant customers could have a material adverse effect on our future results of operations. Furthermore, some of our major customers are facing financial challenges due to market declines and heavy debt levels; should these challenges become acute, our results could be materially adversely affected due to reduced orders and/or payment delays or defaults.

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

A break-up of the Euro Zone and its common currency could have a material effect on our business prospects, operations, financial condition and cash flow.

        Approximately 44% of our annualized consolidated sales are generated in the Euro Zone. Sovereign debt concerns within certain European countries could precipitate a break-up of the Euro Zone. Leaders from key European countries have proposed solutions to the issue, but a comprehensive program addressing all pan European concerns has not yet been identified. There are a number of scenarios that could occur as to which countries may leave the Euro Zone and its single currency. A sovereign country's decision to exit the Euro Zone would, among other things, trigger a redenomination of monetary assets and liabilities into a new national currency, interrupt that country's banking system and could affect various commercial contracts that were written assuming a standard Euro currency. We would be exposed to potential devaluation of our asset base and our operating results, we could experience liquidity issues within a given country and we could be subject to disputes over business transactions with various third parties over how contractual obligations should be settled. We cannot be assured that the Euro Zone will continue as presently constructed nor can we determine the breadth and scope of a potential break-up of the Euro Zone.

One of our stockholders can exercise substantial influence over our Company.

        Our Class B Common Stock entitles its holders to ten votes for each share and our Class A Common Stock entitles its holders to one vote per share. As of January 31, 2012, Timothy P. Horne beneficially owned approximately 19.1% of our outstanding shares of Class A Common Stock (assuming conversion of all shares of Class B Common Stock beneficially owned by Mr. Horne into Class A Common Stock) and approximately 99.3% of our outstanding shares of Class B Common Stock, which represents approximately 69.8% of the total outstanding voting power. As long as Mr. Horne controls shares representing at least a majority of the total voting power of our outstanding stock, Mr. Horne will be able to unilaterally determine the outcome of most stockholder votes, and other stockholders will not be able to affect the outcome of any such votes.

Conversion and sale of a significant number of shares of our Class B Common Stock could adversely affect the market price of our Class A Common Stock.

        As of January 31, 2012, there were outstanding 29,506,814 shares of our Class A Common Stock and 6,953,680 shares of our Class B Common Stock. Shares of our Class B Common Stock may be converted into Class A Common Stock at any time on a one for one basis. Under the terms of a registration rights agreement with respect to outstanding shares of our Class B Common Stock, the holders of our Class B Common Stock have rights with respect to the registration of the underlying Class A Common Stock. Under these registration rights, the holders of Class B Common Stock may require, on up to two occasions that we register their shares for public resale. If we are eligible to use Form S-3 or a similar short-form registration statement, the holders of Class B Common Stock may require that we register their shares for public resale up to two times per year. If we elect to register any shares of Class A Common Stock for any public offering, the holders of Class B Common Stock are entitled to include shares of Class A Common Stock into which such shares of Class B Common Stock may be converted in such registration. However, we may reduce the number of shares proposed to be registered in view of market conditions. We will pay all expenses in connection with any registration, other than underwriting discounts and commissions. If all of the available registered shares are sold into the public market the trading price of our Class A Common Stock could decline.

Item 1B.    UNRESOLVED STAFF COMMENTS.

        None.

Item 2.    PROPERTIES.

        As of December 31, 2011, we maintained approximately 31 principal manufacturing, warehouse and distribution centers worldwide, including our corporate headquarters located in North Andover, Massachusetts. Additionally, we maintain numerous sales offices and other smaller manufacturing facilities and warehouses. The principal properties in each of our three geographic segments and their location, principal use and ownership status are set forth below:

North America:

Location	Principal Use	Owned/Leased
North Andover, MA	Corporate Headquarters	Owned
Burlington, ON, Canada	Manufacturing/Distribution	Owned
Chesnee, SC	Manufacturing	Owned
Export, PA	Manufacturing	Owned
Franklin, NH	Manufacturing/Distribution	Owned
Kansas City, KS	Manufacturing	Owned
St. Pauls, NC	Manufacturing	Owned
San Antonio, TX	Warehouse/Distribution	Owned
Spindale, NC	Distribution Center	Owned
Kansas City, MO	Manufacturing/Distribution	Leased
Peoria, AZ	Manufacturing/Distribution	Leased
Reno, NV	Distribution Center	Leased
Springfield, MO	Manufacturing/Distribution	Leased
Woodland, CA	Manufacturing	Leased

Europe, Middle East and Africa:

Location	Principal Use	Owned/Leased
Eerbeek, Netherlands	European Headquarters/Manufacturing	Owned
Biassono, Italy	Manufacturing/Distribution	Owned
Hautvillers, France	Manufacturing	Owned
Landau, Germany	Manufacturing/Distribution	Owned
Mery, France	Manufacturing	Owned
Plovdiv, Bulgaria	Manufacturing	Owned
Vildjberg, Denmark	Manufacturing/Distribution	Owned
Virey-Le-Grand, France	Manufacturing/Distribution	Owned
Gardolo, Italy	Manufacturing	Leased
Gödersdorf, Austria	Manufacturing/Distribution	Leased
Monastir, Tunisia	Manufacturing	Leased
Rosières, France	Manufacturing/Distribution	Leased
Sorgues, France	Distribution Center	Leased

Asia:

Location	Principal Use	Owned/Leased
Shanghai, China	Asian Headquarters	Leased
Ningbo, Beilun District, China	Distribution Center	Leased
Ningbo, Beilun, China	Manufacturing	Owned
Taizhou, Yuhuan, China	Manufacturing	Owned

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

Item 4.    MINE SAFETY DISCLOSURES.

        Not applicable.

 PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        The following table sets forth the high and low sales prices of our Class A Common Stock on the New York Stock Exchange during 2011 and 2010 and cash dividends paid per share.

	2011			2010
	High	Low	Dividend	High	Low	Dividend
First Quarter	$40.75	$34.91	$0.11	$32.94	$27.59	$0.11
Second Quarter	39.04	32.13	0.11	37.00	27.63	0.11
Third Quarter	36.95	24.49	0.11	35.48	27.51	0.11
Fourth Quarter	38.27	24.31	0.11	37.41	32.10	0.11

        There is no established public trading market for our Class B Common Stock, which is held by members of the Horne family. The principal holders of such stock are subject to restrictions on transfer with respect to their shares. Each share of our Class B Common Stock (10 votes per share) is convertible into one share of Class A Common Stock (1 vote per share).

        On February 7, 2012, we declared a quarterly dividend of eleven cents ($0.11) per share on each outstanding share of Class A Common Stock and Class B Common Stock.

        Aggregate common stock dividend payments in 2011 were $16.3 million, which consisted of $13.3 million and $3.0 million for Class A shares and Class B shares, respectively. Aggregate common stock dividend payments in 2010 were $16.4 million, which consisted of $13.3 million and $3.1 million for Class A shares and Class B shares, respectively. While we presently intend to continue to pay comparable cash dividends, the payment of future cash dividends depends upon the Board of Directors' assessment of our earnings, financial condition, capital requirements and other factors.

        The number of record holders of our Class A Common Stock as of January 31, 2012 was 183. The number of record holders of our Class B Common Stock as of January 31, 2012 was 8.

        We satisfy the minimum withholding tax obligation due upon the vesting of shares of restricted stock and the conversion of restricted stock units into shares of Class A Common Stock by automatically withholding from the shares being issued a number of shares with an aggregate fair market value on the date of such vesting or conversion that would satisfy the withholding amount due.

        The following table includes information with respect to shares of our Class A Common Stock withheld to satisfy withholding obligations during the quarter ended December 31, 2011.

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
October 3, 2011 - October 30, 2011	1,463	$30.07	—	—
October 31, 2011 - November 27, 2011	—	—	—	—
November 28, 2011 - December 31, 2011	196	$36.83	—	—

Total	1,659	$30.87	—	—

(1)
On August 2, 2011, we announced that our Board of Directors had authorized a stock repurchase program for up to one million shares of Class A Common Stock. We also announced the discontinuance of the previous stock repurchase program, which was originally announced on November 9, 2007. During the three months ended October 2, 2011, we repurchased the entire one million shares of Class A Common Stock authorized by our Board of Directors at a cost of $27.2 million. As a result of such repurchases, our August 2011 repurchase program expired by its terms.

  Performance Graph

          Set forth below is a line graph comparing the cumulative total shareholder return on our Class A Common Stock for the last five years with the cumulative return of companies on the Standard & Poor's 500 Stock Index and the Russell 2000 Index. We chose the Russell 2000 Index because it represents companies with a market capitalization similar to that of Watts. The graph assumes that the value of the investment in our Class A Common Stock and each index was $100 at December 31, 2006 and that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Watts Water Technologies, Inc., the S&P 500 Index
and the Russell 2000 Index

*
$100 invested on 12/31/06 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Cumulative Total Return

	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Watts Water Technologies, Inc	100.00	73.34	62.57	78.92	94.70	89.73
S & P 500	100.00	105.49	66.46	84.05	96.71	98.75
Russell 2000	100.00	98.43	65.18	82.89	105.14	100.75

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

FIVE-YEAR FINANCIAL SUMMARY

(Amounts in millions, except per share and cash dividend information)

	Year Ended 12/31/11(1)(6)	Year Ended 12/31/10(2)(6)	Year Ended 12/31/09(3)(6)	Year Ended 12/31/08(4)(6)	Year Ended 12/31/07(5)(6)
Statement of operations data:
Net sales	$1,436.6	$1,274.6	$1,225.9	$1,431.4	$1,356.3
Net income from continuing operations attributable to Watts Water Technologies, Inc.	64.7	63.1	41.0	45.2	75.7
Income (loss) from discontinued operations, net of taxes	1.7	(4.3)	(23.6)	1.4	1.7
Net income attributable to Watts Water Technologies, Inc.	66.4	58.8	17.4	46.6	77.4
DILUTED EPS
Income (loss) per share attributable to Watts Water Technologies, Inc.:
Continuing operations	1.73	1.69	1.10	1.23	1.94
Discontinued operations	0.05	(0.12)	(0.63)	0.04	0.04
NET INCOME	1.78	1.57	0.47	1.26	1.99
Cash dividends declared per common share	$0.44	$0.44	$0.44	$0.44	$0.40
Balance sheet data (at year end):
Total assets	$1,697.5	$1,646.1	$1,599.2	$1,660.1	$1,729.3
Long-term debt, net of current portion	$397.4	$378.0	$304.0	$409.8	$432.2

(1)
For the year ended December 31, 2011, net income includes the following net pre-tax costs: restructuring charges of $10.0 million, intangibles and goodwill impairment charges of $17.4 million, pension curtailment charges of $1.5 million, separation costs related to our former CEO of $6.3 million, and costs related to our acquisition of Danfoss Socla S.A.S (Socla) in France of $5.8 million offset by pre-tax gains of $1.2 million for an earn-out adjustment, $7.7 million related to the sale of Tianjin Watts Valve Company Ltd. (TWVC) in China and $1.1 million from legal settlements. Additionally, net income includes a tax benefit of $4.2 million relating to the sale of TWVC offset by a $1.1 million tax charge in Europe related to our France restructuring. The after-tax cost of these items was $17.0 million.

(2)
For the year ended December 31, 2010, net income includes the following net pre-tax costs: restructuring charges of $14.1 million, intangible impairment charges of $1.4 million, and costs related to acquisitions and other items of $7.1 million offset by pre-tax gains of $4.5 million primarily for product liability and workers compensation accrual adjustments. Additionally, net income includes a tax benefit of $4.3 million related to the release of a valuation allowance in Europe offset by a tax charge of $1.5 million relating to the repatriation of earnings recognized upon our decision to dispose of a China subsidiary. The after-tax cost of these items was $10.3 million.

(3)
For the year ended December 31, 2009, net income includes the following net pre-tax costs: restructuring charges of $18.9 million and intangible impairment charges of $3.3 million, offset by pre-tax gains on the sale of Tianjin Tanggu Watts Valve Co. Ltd. (TWT) in China of $1.1 million, favorable product liability and workers compensation accrual adjustments of $4.9 million and legal settlements of $1.5 million. Additionally, net income includes a tax charge of $3.9 million relating to previously realized tax benefits, which were expected to be recaptured as a result of our decision to restructure our operations in China. The after-tax cost of these items was $16.7 million.

(4)
For the year ended December 31, 2008, net income includes the following net pre-tax costs: restructuring charges of $5.7 million, goodwill impairment charges of $22.0 million and minority interest income of $0.2 million. The after-tax cost of these items was $21.2 million.

(5)
For the year ended December 31, 2007, net income includes the following net pre-tax costs: change in estimate of workers' compensation costs of $2.9 million, severance and product line discontinuance costs in North America of $0.4 million and $3.1 million, respectively; accelerated depreciation and asset write-downs, product line discontinuance costs and severance costs in Asia of $2.9 million, $0.7 million and $0.4 million, respectively, and minority interest income of $0.9 million. The after-tax cost of these items was $6.9 million.

(6)
In September 2009, the Company's Board of Directors approved the sale of its investment in CWV and subsequently sold CWV in January 2010. Results from operation and estimated loss on disposal are included net of tax for CWV in discontinued operations for 2010, 2009, 2008 and 2007. In May 2009, the Company liquidated its TEAM Precision Pipework, Ltd. (TEAM) business. Results from operation and loss on disposal are included net of tax from the deconsolidation of TEAM in discontinued operations for 2011, 2010, 2009, 2008 and 2007. In September 1996, we divested our Municipal Water Group of businesses, which included Henry Pratt, James Jones Company and Edward Barber and Company Ltd. Costs and expenses related to the Municipal Water Group, for 2011, 2010, 2009, 2008 and 2007 relate to legal and settlement costs associated with the James Jones Litigation and other miscellaneous costs. Discontinued operating income (loss) for 2011 and 2010 include an estimated settlement reserve adjustment in connection with the FCPA investigation at CWV (see Note 15) and in 2010 and 2009, includes legal costs associated with the FCPA investigation. Income (loss) for total discontinued operations, net of taxes, consists of $1.7 million, ($4.3) million, ($23.6) million, $1.4 million and $1.7 million for the years ended December 31, 2011, 2010, 2009, 2008 and 2007, respectively.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

        We are a leading supplier of products for use in the water quality, water safety, water flow control and water conservation markets in both North America and Europe with a presence in Asia. For over 137 years, we have designed and manufactured products that promote the comfort and safety of people and the quality and conservation of water used in commercial and residential applications. We earn revenue and income almost exclusively from the sale of our products. Our principal product lines include:

  •
  Residential & commercial flow control products—includes products typically sold into plumbing and hot water applications such as backflow preventers, water pressure regulators, temperature and pressure relief valves, and thermostatic mixing valves.

  •
  HVAC & gas products—includes hydronic and electric heating systems for under-floor radiant applications, hydronic pump groups for boiler manufacturers and alternative energy control packages, and flexible stainless steel connectors for natural and liquid propane gas in commercial food service and residential applications. HVAC is an acronym for heating, ventilation and air conditioning.

  •
  Drains & water re-use products—includes drainage products and engineered rain water harvesting solutions for commercial, industrial, marine and residential applications.

  •
  Water quality products—includes point-of-use and point-of-entry water filtration, conditioning and scale prevention systems for both commercial and residential applications.

        Our business is reported in three geographic segments: North America, Europe and Asia. We distribute our products through three primary distribution channels: wholesale, do-it-yourself (DIY) and original equipment manufacturers (OEMs).

        We believe that the factors relating to our future growth include our ability to continue to make selective acquisitions, both in our core markets as well as in new complementary markets, regulatory requirements relating to the quality and conservation of water, safe use of water, increased demand for clean water, continued enforcement of plumbing and building codes and a healthy economic environment. We have completed 36 acquisitions since divesting our industrial and oil and gas business in 1999. Our acquisition strategy focuses on businesses that manufacture preferred brand name products that address our themes of water quality, water conservation, water safety and water flow control and related complementary markets. We target businesses that will provide us with one or more of the following: an entry into new markets, an increase in shelf space with existing customers, a new or improved technology or an expansion of the breadth of our water quality, water conservation, water safety and water flow control products for the commercial, industrial and residential markets.

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

        In 2011, we experienced many of the same macro challenges that affected our business in the previous year. The commercial marketplace continued to struggle, we saw low residential activity and commodity prices remained volatile. Despite the challenging end markets, we were able to grow sales organically by 2.3% and grow income from continuing operations by 2.5%. Organic sales growth excludes the impacts of acquisitions, divestitures and foreign exchange from year-over-year comparisons. We believe this provides investors with a more complete understanding of underlying sales trends by providing sales growth on a consistent basis. We continued our restructuring programs to right size our manufacturing footprint and we sustained our continuous improvement initiatives to gain productivity in our operations.

        Our performance improved as 2011 progressed. During the first half of 2011, increases in the cost of copper reduced margins for our high copper content products and we encountered operational inefficiencies as a result of our French restructuring efforts. Copper costs increased during the later portion of 2010 and into early 2011, reaching an all-time high in April 2011. We were able to balance commodity costs through price increases by mid-year, providing better results during the second half of 2011. In general, we were more successful in North America than in Europe in passing on price increases to our end customers during the year. Europe has and continues to experience uncertainties regarding its economy, driven largely by sovereign debt concerns. We believe the economic uncertainty is affecting how our competitors are pricing in end markets. We believe that price increases may continue to be difficult to achieve in many of our European markets in 2012. Copper costs abated somewhat during the second half of 2011, but have begun to trend upward again through early February 2012. We have announced selected price increases for 2012 in certain markets but we cannot determine whether such initiatives will be successful in the marketplace.

        We continually review our business and implement restructuring plans as needed. We recently completed restructuring projects in the U.S. and Europe which have shut down and consolidated certain of our operations. Please see Note 4 of the Notes to Consolidated Financial Statements for a more detailed explanation of our restructuring activities.

        In March 2010, in connection with our manufacturing footprint consolidation, we closed the operations of Tianjin Watts Valve Company Ltd. (TWVC) and relocated its manufacturing to other facilities in North America and China. On April 12, 2010, we signed a definitive equity transfer agreement with a third party to sell our equity ownership and remaining assets of TWVC. The sale was finalized in the fourth quarter of 2011. We received net proceeds of approximately $6.1 million from the sale. We recognized a net pre-tax gain of $7.7 million and an after-tax gain of approximately $11.4 million, or $0.30 per share, relating mainly to a favorable cumulative translation adjustment and a tax benefit related to the reversal of the China tax clawback.

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

Acquisitions

        On April 29, 2011, the Company completed the acquisition of Danfoss Socla S.A.S. (Socla) and the related water controls business of certain other entities controlled by Danfoss A/S, in a share and asset purchase transaction. The aggregate consideration paid was EUR 120.0 million, less EUR 3.7 million in working capital and related adjustments. The net purchase price of EUR 116.3 million was financed with cash on hand and euro-based borrowings under our Credit Agreement. The net purchase price is equal to approximately $172.4 million based on the exchange rate of Euro to U.S. dollars as of April 29, 2011.

        Socla is a manufacturer of water protection valves and flow control solutions for the water market and the heating, ventilation and air conditioning market. Its major product lines include backflow preventers, check valves and pressure reducing valves. Socla is based in France, and its products are distributed worldwide for commercial, residential, municipal and industrial use. Socla's annual revenue for 2010 was approximately $130.0 million. Socla strengthens the Company's European residential and commercial plumbing and flow control products and also adds to its HVAC products.

Recent Developments

        On January 31, 2012, we completed the acquisition of tekmar Control Systems (tekmar) in a share purchase transaction. A designer and manufacturer of control systems used in heating, ventilation, and air conditioning applications, tekmar is expected to enhance our hydronic systems product offerings in the U.S. and Canada. The initial purchase paid was CAD $18.0 million, with an earn-out based on future earnings levels being achieved. The total purchase price will not exceed CAD $26.2 million. Sales for tekmar in 2011 approximated CAD $11.0 million.

        On February 7, 2012, we declared a quarterly dividend of eleven cents ($0.11) per share on each outstanding share of Class A Common Stock and Class B Common Stock.

Results of Operations

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

        Net Sales.    Our business is reported in three geographic segments: North America, Europe and Asia. Our net sales in each of these segments for the years ended December 31, 2011 and 2010 were as follows:

	Year Ended December 31, 2011		Year Ended December 31, 2010
						Change to Consolidated Net Sales
	Net Sales	% Sales	Net Sales	% Sales	Change
	(Dollars in millions)
North America	$819.4	57.0%	$785.5	61.6%	$33.9	2.7%
Europe	595.5	41.5	468.3	36.8	127.2	9.9
Asia	21.7	1.5	20.8	1.6	0.9	0.1

Total	$1,436.6	100.0%	$1,274.6	100.0%	$162.0	12.7%

        The change in net sales was attributable to the following:

					Change As a % of Consolidated Net Sales				Change As a % of Segment Net Sales
	North America	Europe	Asia	Total	North America	Europe	Asia	Total	North America	Europe	Asia
	(Dollars in millions)
Organic	$22.2	$8.6	$(1.8)	$29.0	1.8%	0.6%	(0.1)%	2.3%	2.8%	1.9%	(8.7)%
Foreign exchange	3.1	24.0	0.9	28.0	0.2	1.9	0.1	2.2	0.4	5.1	4.3
Acquisitions	8.6	94.6	1.8	105.0	0.7	7.4	0.1	8.2	1.1	20.2	8.7

Total	$33.9	$127.2	$0.9	$162.0	2.7%	9.9%	0.1%	12.7%	4.3%	27.2%	4.3%

        Organic net sales in 2011 into the North American wholesale market increased by $26.6 million, or 4.3%, compared to 2010. This increase was primarily due to improved recovery of commodity costs across our four principal product lines with larger increases in residential and commercial products sales of approximately $16.0 million and in drains and water re-use products of approximately $5.7 million. Organic sales into the North American DIY market in 2011 decreased $4.4 million, or 2.6%, compared to 2010, primarily due to decreased product sales approximating $4.3 million, mostly in residential and commercial products.

        Organic net sales increased in the European wholesale market by $2.8 million, or 1.0%, compared to 2010. Wholesale sales increased marginally due to stronger sales in drains and pre-insulated pipe products along with increased sales into Eastern Europe and from geographic expansion into the Middle East. Increases were offset partially by lower unit sales into southern Europe, especially the Italian marketplace. Organic sales into the European OEM market in 2011 increased by $9.2 million, or 4.9%, compared to 2010 primarily due to increased sales in hydronic under-floor manifold packages offset by lower sales in heat pump and solar packages, which had been driven by renewable energy subsidies which either were reduced or had expired.

        The net increase in sales due to foreign exchange was primarily due to the appreciation of the euro and the Canadian dollar against the U.S. dollar. We cannot predict whether these currencies will continue to appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

        Acquired net sales in Europe related to the Socla and Austroflex Rohr-Isoliersysteme GmbH (Austroflex) acquisitions and in North America was due to Socla and Blue Ridge Atlantic Enterprises, Inc. (BRAE) acquisitions.

        Gross Profit.    Gross profit and gross profit as a percent of net sales (gross margin) for 2011 and 2010 were as follows:

	Year Ended December 31,
	2011	2010
	(Dollars in millions)
Gross profit	$515.5	$464.9
Gross margin	35.9%	36.5%

        Gross margin decreased 0.6 percentage points in 2011 compared to 2010 for a variety of reasons. First, we were unable to completely recover commodity cost increases in Europe and in the North American DIY market. Second, we incurred acquisition accounting adjustments of $4.7 million in connection with the Socla acquisition. Third, we experienced inefficiencies in the first half of 2011 as our French plant consolidation project was being completed. Fourth, productivity initiatives were offset to some extent by higher inbound freight costs.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses, or SG&A expenses, for 2011 increased $43.2 million, or 12.8%, compared to 2010. The increase in SG&A expenses was attributable to the following:

	(in millions)	% Change
Organic	$8.4	2.5%
Foreign exchange	6.5	1.9
Acquisitions	28.3	8.4

Total	$43.2	12.8%

        The organic increase in SG&A expenses was primarily due to separation costs of our former CEO of $6.3 million, an increase of approximately $4.4 million in variable selling costs due to the increase in year-over-year sales, and an increase in IT costs of approximately $3.0 million due primarily to the implementation of a new enterprise resource planning system (ERP system) and other licensing costs, offset by approximately $7.0 million in lower legal costs. The increase in SG&A expenses from foreign exchange was primarily due to the appreciation of the euro against the U.S. dollar. Acquired SG&A costs related to the Socla, Austroflex and BRAE acquisitions. Total SG&A expenses, as a percentage of sales, remained constant at 26.4% in both 2011 and 2010.

        Restructuring and Other Charges.    In 2011, we recorded a net charge of $8.8 million primarily for severance and other costs incurred as part of our previously announced restructuring programs, as compared to $12.6 million for 2010. For a more detailed description of our current restructuring plans, see Notes 4 and 5 of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

        Goodwill and Other Long-Lived Asset Impairment Charges.    In 2011, we recorded asset impairment charges of $17.4 million, including $14.8 million for impairment charges on long-lived assets at Austroflex, $1.4 million in goodwill and long-lived intangible asset impairments at BRAE and

$1.2 million of impairment charges in certain European trade names. The long-lived asset and goodwill impairments were based on historical results being below our expectations, uncertain economic conditions in Europe related to Austroflex, and a reduction in the expected future cash flows to be generated by these entities. In 2010, the impairment charges of $1.4 million relate to write-downs of certain trade names in Europe. See Note 2 of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, for additional information regarding these impairments.

        Gain on Disposal of Business.    In 2011, we recorded a net gain of approximately $7.7 million relating primarily to the recognition of currency translation adjustments resulting from the sale of TWVC.

        Operating Income.    Operating income by geographic segment for 2011 and 2010 was as follows:

	Year Ended
				% Change to Consolidated Operating Income
	December 31, 2011	December 31, 2010	Change
	(Dollars in millions)
North America	$112.0	$106.4	$5.6	4.9%
Europe	28.7	43.7	(15.0)	(13.1)
Asia	12.2	(0.5)	12.7	11.1
Corporate	(35.8)	(35.4)	(0.4)	(0.4)

Total	$117.1	$114.2	$2.9	2.5%

        The change in operating income was attributable to the following:

						Change as a % of Consolidated Operating Income					Change as a % of Segment Operating Income
	North America	Europe	Asia	Corp.	Total	North America	Europe	Asia	Corp.	Total	North America	Europe	Asia	Corp.
	(Dollars in millions)
Organic	$1.8	$(6.2)	$4.4	$(0.4)	$(0.4)	1.6%	(5.4)%	3.8%	(0.4)%	(0.4)%	1.7%	(14.2)%	880.0%	(1.1)%
Foreign exchange	0.7	2.6	0.2	—	3.5	0.6	2.3	0.2	—	3.1	0.7	6.0	40.0	—
Acquisitions	0.1	2.9	(0.2)	—	2.8	0.1	2.5	(0.2)	—	2.4	0.1	6.6	(40.0)	—
Restructuring, impairment charges and other	3.0	(14.3)	8.3	—	(3.0)	2.6	(12.5)	7.3	—	(2.6)	2.8	(32.7)	1,660.0	—

Total	$5.6	$(15.0)	$12.7	$(0.4)	$2.9	4.9%	(13.1)%	11.1%	(0.4)%	2.5%	5.3%	(34.3)%	2,540.0%	(1.1)%

        The decrease in consolidated organic operating income was due primarily to a reduction in gross margins and an increase in SG&A expenses, for reasons discussed above. Acquired operating income relates to the Socla, Austroflex and BRAE acquisitions.

        The net increase in operating income from foreign exchange was primarily due to the appreciation of the euro and Canadian dollar against the U.S. dollar. We cannot predict whether these currencies will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our operating income.

        Interest Expense.    Interest expense increased $3.0 million, or 13.2%, in 2011 compared to 2010, primarily due to an increase in the amounts outstanding during the year on our revolving credit facility that was used to partially finance the Socla acquisition and interest incurred for all 2011 from the June 2010 issuance of $75.0 million of senior notes. See Note 11 of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, for additional information regarding financing arrangements.

        Other, net.    Other, net increased $2.9 million in 2011 compared to 2010, primarily because foreign currency transactions resulted in net losses in 2011, while in 2010 net gains were recognized.

        Income Taxes.    Our effective rate for continuing operations decreased to 29.3% in 2011 from 33.2% in 2010. The primary cause of the decrease was due to the tax benefit realized in connection with the disposition of our TWVC facility in China.

        Net Income From Continuing Operation.    Net income from continuing operations for 2011 was $64.7 million, or $1.73 per common share, compared to $63.1 million, or $1.69 per common share, for 2010. Results for 2011 include an after-tax charge of $6.6 million, or $0.18 per common share, for restructuring and other charges compared to an after-tax restructuring and other charge of $11.2 million, or $0.29 per common share, for 2010. Additionally, 2011 results include an after-tax charge of $3.9 million, or $0.11 per common share, related to our former Chief Executive Officer's separation agreement. Results for 2011 include an after-tax charge of $13.0 million, or $0.35 per common share, for goodwill and asset impairment charges compared to an after-tax asset impairment charge of $1.2 million, or $0.03 per common share, for 2010. Results for 2011 include an after-tax gain related to the sale of TWVC of $11.4 million, or $0.30 per common share. The appreciation of the euro and Canadian dollar against the U.S. dollar in 2011 resulted in a positive impact on our operations of $0.07 per common share for 2011 compared to 2010. We cannot predict whether the euro, Canadian dollar or Chinese yuan will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net income.

        Income (Loss) From Discontinued Operations.    Income from discontinued operations in 2011 was primarily attributable to a reserve adjustment of $1.7 million, or $0.05 per common share, related to the FCPA investigation originally recorded in 2010. The adjustment reflects the final disposition of the FCPA investigation. See Notes 3 and 14 of Notes to Consolidated Financial Statements for additional discussion of this matter.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

        Net Sales.    Our net sales in each of these segments for the years ended December 31, 2010 and 2009 were as follows:

	Year Ended December 31, 2010		Year Ended December 31, 2009
						Change to Consolidated Net Sales
	Net Sales	% Sales	Net Sales	% Sales	Change
	(Dollars in millions)
North America	$785.5	61.6%	$738.5	60.2%	$47.0	3.8%
Europe	468.3	36.8	466.5	38.1	1.8	0.2
Asia	20.8	1.6	20.9	1.7	(0.1)	—

Total	$1,274.6	100.0%	$1,225.9	100.0%	$48.7	4.0%

        The change in net sales was attributable to the following:

					Change As a % of Consolidated Net Sales				Change As a % of Segment Net Sales
	North America	Europe	Asia	Total	North America	Europe	Asia	Total	North America	Europe	Asia
	(Dollars in millions)
Organic	$38.8	$11.7	$(0.2)	$50.3	3.2%	1.0%	—%	4.2%	5.3%	2.5%	(1.0)%
Foreign exchange	7.0	(20.5)	0.1	(13.4)	0.6	(1.7)	—	(1.1)	0.9	(4.4)	0.5
Acquisitions	1.2	10.6	—	11.8	—	0.9	—	0.9	0.2	2.3	—

Total	$47.0	$1.8	$(0.1)	$48.7	3.8%	0.2%	—%	4.0%	6.4%	0.4%	(0.5)%

        Organic net sales in 2010 into the North American wholesale market increased by $34.6 million or 6.1% compared to 2009. This increase was primarily due to increased unit sales of our plumbing and heating and backflow product lines. Organic sales into the North American DIY market in 2010 increased $4.2 million or 2.5% compared to 2009, primarily from increased product sales volume associated with repair and remodeling activity and new product introductions.

        Organic net sales increased in the European wholesale market by $12.9 million or 5.3% compared to 2009. This increase was primarily due to a stronger repair and remodeling market, strong sales in our drain product line and higher sales into Eastern Europe. Organic sales into the European OEM market in 2010 were essentially flat with 2009 primarily due to increased sales in hydronic under-floor manifold packages offset by heat pump and solar packages whose lower sales were driven by renewable energy subsidies which had expired. Organic sales into the European DIY market in 2010 increased $1.5 million or 6.4% compared to 2009, primarily from initial new store sales to a major retail customer.

        The net decrease in sales due to foreign exchange was primarily due to the depreciation of the euro, partially offset by the appreciation of the Canadian dollar against the U.S. dollar.

        Acquired net sales growth in Europe and North America was due to the inclusion of Austroflex and BRAE, respectively.

        Gross Profit.    Gross profit and gross margin for 2010 and 2009 were as follows:

	Year Ended December 31,
	2010	2009
	(Dollars in millions)
Gross profit	$464.9	$435.1
Gross margin	36.5%	35.5%

        Gross margin increased 1.0 percentage point in 2010 compared to 2009. North America's gross margin improvement was primarily attributable to increased sales volumes, better absorption at the factories and productivity gains from our Lean and Six Sigma cost savings initiatives, partially offset by increased raw materials costs and inefficiencies due to the relocation of manufacturing operations related to our restructuring program in the U.S. Europe's gross margin remained relatively flat as a result of better product mix, with the discontinuance of various low-margin products, increased sales volumes and better absorption at the factories was offset by increased commodity costs and inefficiencies from our restructuring program in France.

        Selling, General and Administrative Expenses.    SG&A expenses for 2010 increased $13.2 million, or 4.1%, compared to 2009. The increase in SG&A expenses was attributable to the following:

	(in millions)	% Change
Organic	$12.4	3.8%
Foreign exchange	(3.3)	(1.0)
Acquisitions	4.1	1.3

Total	$13.2	4.1%

        The organic increase in SG&A expenses was primarily due to legal, due diligence and other acquisition costs of $8.1 million, increased personnel-related costs of $4.4 million and increased variable selling expenses due to higher sales volumes of $3.4 million, partially offset by reduced product liability costs of $3.5 million. Legal costs were higher in 2010 as a result of a legal settlement we entered into in 2009 pursuant to which we received $4.1 million, which reduced legal expense. The decrease in SG&A expenses from foreign exchange was primarily due to the depreciation of the euro against the U.S. dollar. Total SG&A expenses, as a percentage of sales, remained constant at 26.4% in each of 2010 and 2009.

        Restructuring and Other Charges.    In 2010, we recorded a charge of $12.6 million primarily for severance and other costs incurred as part of our previously announced restructuring programs, as compared to $17.2 million for 2009. Included in the 2009 restructuring and other charges was a $1.1 million gain from the 2008 disposition of Tianjin Tanggu Watts Valve Co. Ltd. (TWT). The gain was deferred until all legal and regulatory matters relating to the sale of TWT were resolved. For a more detailed description of our current restructuring plans, see Notes 4 and 5 of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

        Goodwill and Other Long-Lived Asset Impairment Charges.    We recorded $1.4 million and $3.3 million in 2010 and 2009, respectively, for intangible impairment charges related to certain trademarks and technology. See Note 2 of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, for additional information regarding these impairments.

        Operating Income.    Operating income by geographic segment for 2010 and 2009 was as follows:

	Years Ended
				% Change to Consolidated Operating Income
	December 31, 2010	December 31, 2009	Change
	(Dollars in millions)
North America	$106.4	$78.6	$27.8	30.2%
Europe	43.7	51.0	(7.3)	(7.9)
Asia	(0.5)	(6.6)	6.1	6.6
Corporate	(35.4)	(30.8)	(4.6)	(5.0)

Total	$114.2	$92.2	$22.0	23.9%

        The change in operating income was attributable to the following:

						Change as a % of Consolidated Operating Income					Change as a % of Segment Operating Income
	North America	Europe	Asia	Corp.	Total	North America	Europe	Asia	Corp.	Total	North America	Europe	Asia	Corp.
	(Dollars in millions)
Organic	$24.7	$0.5	$(0.7)	$(4.8)	$19.7	26.8%	0.5%	(0.7)%	(5.2)%	21.4%	31.4%	1.0%	(10.6)%	15.6%
Foreign exchange	1.4	(2.6)	—	—	(1.2)	1.5	(2.8)	—	—	(1.3)	1.8	(5.1)	—	—
Acquisitions	(0.6)	(1.4)	—	—	(2.0)	(0.7)	(1.5)	—	—	(2.2)	(0.7)	(2.7)	—	—
Restructuring, impairment charges, and other	2.3	(3.8)	6.8	0.2	5.5	2.6	(4.1)	7.3	0.2	6.0	2.9	(7.5)	103.0	(0.7)

Total	$27.8	$(7.3)	$6.1	$(4.6)	$22.0	30.2%	(7.9)%	6.6%	(5.0)%	23.9%	35.4%	(14.3)%	92.4%	14.9%

        The increase in consolidated organic operating income was due primarily to increased unit volume sales and stronger gross margins, partially offset by increased SG&A expenses. The North America margin increase was primarily due to increased sales volumes, better factory absorption levels and the impact of cost savings initiatives. In 2009, our corporate segment recorded the recovery of past legal expenses, which did not recur in 2010.

        The net decrease in operating income from foreign exchange was primarily due to the depreciation of the euro against the U.S. dollar, partially offset by the appreciation of the Canadian dollar against the U.S. dollar.

        Interest Expense.    Interest expense increased $0.8 million, or 3.6%, in 2010 compared to 2009, primarily due to the issuance of $75.0 million of senior notes and higher facility fees on our revolving credit agreement partially offset by the payment of $50.0 million of outstanding notes. See Note 10 of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, for additional information regarding financing arrangements.

        Other, net.    Other, net increased $0.9 million, or 75.0%, in 2010 compared to 2009, primarily because foreign currency transactions resulted in net gains in 2010, while in 2009 net losses were recognized.

        Income Taxes.    Our effective tax rate for continuing operations decreased to 33.2% in 2010 from 43.3% in 2009. The decrease was primarily due to reversal of a valuation allowance in Europe recorded during 2010. Also, in 2009 we had a significant write-down of assets at one of our China facilities on which we derived no tax benefit. Additionally, we recorded the reversal of previously recognized tax benefits in China in 2009. These China-related items did not recur in 2010. This favorable impact was partially offset by higher European taxes due to mix of income by country and recognition of tax expense for the repatriation of earnings of TWVC in China upon our decision to dispose of the entity.

        Net Income From Continuing Operations.    Net income from continuing operations for 2010 was $63.1 million, or $1.69 per common share, compared to $41.0 million, or $1.10 per common share, for 2009. Results for 2010 include an after-tax charge of $11.2 million, or $0.29 per common share, for restructuring and other charges related primarily to severance and accelerated depreciation compared to an after-tax restructuring and other charge of $18.1 million, or $0.49 per common share, for 2009. The release of the valuation allowance on net operating losses in Europe as noted above contributed a tax benefit of $0.08 per common share to 2010. Results for 2010 and 2009 included a non-cash net after-tax charge of $0.9 million, or $0.03 per share, and $2.6 million, or $0.07 per share, respectively, to write off certain intangible assets. The depreciation of the euro, partially offset by the appreciation of Canadian dollar against the U.S. dollar, resulted in a negative impact on our operations of $0.04 per common share for 2010 compared to the comparable period in 2009.

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

Liquidity and Capital Resources

2011 Cash Flows

        In 2011, we generated $128.2 million of cash from operating activities as compared to $113.4 million in 2010. We generated approximately $106.3 million of free cash flow (a non-GAAP financial measure, which we reconcile below, defined as net cash provided by continuing operating activities minus capital expenditures plus proceeds from sale of assets), compared to free cash flow of $91.0 million in 2010. Free cash flow as a percentage of net income from continuing operations was 164.3% in 2011 as compared to 144.2% in 2010.

        In 2011, we used $188.3 million of net cash from investing activities primarily for the purchase of Socla and for capital equipment. We anticipate investing approximately $36.0 million in capital equipment in 2012 to improve our manufacturing capabilities.

        In 2011, we used $23.9 million of net cash from financing activities. Borrowings and repayments primarily related to funds borrowed under our credit agreement for the purchase of Socla and then partially repaid. Other cash outflows included $27.2 million used to repurchase one million shares of Class A common stock during 2011 and for $16.3 million of dividend payments.

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

        As of December 31, 2011, we held $250.6 million in cash and cash equivalents. Our ability to fund operations from this balance could be limited by the liquidity in the market as well as possible tax implications of moving proceeds across jurisdictions. Of this amount, approximately $99.3 million of cash and cash equivalents were held by foreign subsidiaries. Our U.S. operations currently generate sufficient cash flows to meet our domestic obligations. We also have the ability to borrow funds at reasonable interest rates, utilize the committed funds under our Credit Agreement or recall intercompany loans. However, if amounts held by foreign subsidiaries were needed to fund operations in the United States, we could be required to accrue and pay taxes to repatriate these funds. Such charges may include a federal tax of up to 35.0% on dividends received in the U.S., potential state income taxes and an additional withholding tax payable to foreign jurisdictions of up to 10.0%. However, our intent is to permanently reinvest undistributed earnings of foreign subsidiaries and we do not have any current plans to repatriate them to fund operations in the United States.

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

        As of December 31, 2011, our actual financial ratios calculated in accordance with our Credit Agreement compared to the required levels under the Credit Agreement were as follows:

	Actual Ratio	Required Level
Minimum level

Interest Charge Coverage Ratio	7.13 to 1.00	3.50 to 1.00
Maximum level

Leverage Ratio	1.06 to 1.00	3.25 to 1.00
Minimum level

Consolidated Net Worth	$940.8 million	$750.0 million

        As of December 31, 2011, our actual financial ratio calculated in accordance with our senior note agreements compared to the required ratios therein was as follows:

	Actual Ratio	Required Level
Minimum level

Fixed Charge Coverage Ratio	5.47 to 1.00	2.00 to 1.00

        In addition to the above financial ratios, the Credit Agreement and senior note agreements contain affirmative and negative covenants that include limitations on disposition or sale of assets, prohibitions on assuming or incurring any liens on assets with limited exceptions and limitations on making investments other than those permitted by the agreements.

        We have several note agreements as further detailed in Note 10 of Notes to Consolidated Financial Statements. These note agreements require us to maintain a fixed charge coverage ratio of consolidated EBITDA plus consolidated rent expense during the period to consolidated fixed charges. Consolidated fixed charges are the sum of consolidated interest expense for the period and consolidated rent expense.

        As of December 31, 2011, we were in compliance with all covenants related to the Credit Agreement and had $252.4 million of unused and available credit under the Credit Agreement and $34.6 million of stand-by letters of credit outstanding on the Credit Agreement and $13.0 million in euro based borrowings under the Credit Agreement at December 31, 2011.

        We used $1.9 million of net cash from operating activities of discontinued operations in 2011 primarily to settle the FCPA investigation.

        Working capital (defined as current assets less current liabilities) as December 31, 2011 was $531.0 million compared to $578.4 million as of December 31, 2010. The decrease was primarily due to cash used to fund the Socla acquisition offset partially by increases in accounts receivable and inventories. The ratio of current assets to current liabilities was 2.9 to 1 as of December 31, 2011 compared to 3.1 to 1 as of December 31, 2010.

2010 Cash Flows

        In 2010, we generated $113.4 million of cash from operating activities as compared to $204.6 million in 2009. We generated approximately $91.0 million of free cash flow, compared to free cash flow of $181.2 million in 2009. Free cash flow as a percentage of net income from continuing operations was 144.2% in 2010 as compared to 442.0% in 2009. The 2009 free cash flow results were affected by the reduction of investment in accounts receivable and inventory driven by the worldwide recession.

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

2009 Cash Flows

        In 2009, we generated $204.6 million of cash from operating activities as compared to $145.0 million in 2008. We generated approximately $181.2 million of free cash flow, which compares favorably to free cash flow of $119.9 million in 2008. Free cash flow as a percentage of net income from continuing operations was 442.0% in 2009 as compared to 265.3% in 2008 primarily due to better working capital management, temporary decreases in commodity costs, cost containment measures and careful monitoring of our capital spending.

        In 2009, we used $21.3 million of net cash from investing activities primarily for purchases of capital equipment. We received proceeds of $1.7 million from the sale of auction rate securities. We received $1.1 million of cash for a purchase price settlement related to a prior-year acquisition. We paid $0.4 million for earn-out payments related to an acquisition from prior years.

        As of December 31, 2009, we held $5.4 million in investments in ARS with a total par value of $6.6 million. These auction rate securities were all long-term debt obligations secured by municipal bonds and student loans. During the fourth quarter of 2008, we elected to participate in a settlement offer by UBS. We exercised our rights under the settlement in June 2010.

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

Non-GAAP Financial Measures

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

        A reconciliation of net cash provided by continuing operations to free cash flow and calculation of our cash conversion rate is provided below:

	Years Ended December 31,
	2011	2010	2009
	(in millions)
Net cash provided by continuing operations	$128.2	$113.4	$204.6
Less: additions to property, plant, and equipment	(22.7)	(24.6)	(24.2)
Plus: proceeds from the sale of property, plant, and equipment	0.8	2.2	0.8

Free cash flow	$106.3	$91.0	$181.2

Net income from continuing operations—as reported	$64.7	$63.1	$41.0

Cash conversion rate of free cash flow to net income from continuing operations	164.3%	144.2%	442.0%

        Our net debt to capitalization ratio, a non-GAAP financial measure used by management, increased to 13.9% for 2011 from 5.2% for 2010. The increase resulted from cash used for and debt incurred, as part of the Socla acquisition. Management believes it to be an appropriate supplemental measure because it helps investors understand our ability to meet our financing needs and as a basis to evaluate our financial structure. Our computation may not be comparable to other companies that may define net debt to capitalization differently.

        A reconciliation of long-term debt (including current portion) to net debt and our net debt to capitalization ratio is provided below:

	December 31,
	2011	2010
	(in millions)
Current portion of long-term debt	$2.0	$0.7
Plus: long-term debt, net of current portion	397.4	378.0
Less: cash and cash equivalents	(250.6)	(329.2)

Net debt	$148.8	$49.5

        A reconciliation of capitalization is provided below:

	December 31,
	2011	2010
	(in millions)
Net debt	$148.8	$49.5
Total stockholders' equity	919.8	901.5

Capitalization	$1,068.6	$951.0

Net debt to capitalization ratio	13.9%	5.2%

Contractual Obligations

        Our contractual obligations as of December 31, 2011 are presented in the following table:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Long-term debt obligations, including current maturities(a)	$399.4	$2.0	$79.3	$243.1	$75.0
Operating lease obligations	30.6	9.3	13.3	4.8	3.2
Capital lease obligations(a)	10.2	1.1	2.2	2.2	4.7
Pension contributions	15.0	1.0	2.0	2.2	9.8
Interest(b)	104.6	23.0	38.0	28.1	15.5
Earnout payments(a)	1.1	—	—	1.1	—
Other(c)	51.2	41.0	6.9	2.7	0.6

Total	$612.1	$77.4	$141.7	$284.2	$108.8

(a)
as recognized in the consolidated balance sheet

(b)
assumes the balance on the revolving credit facility remains at $13.0 million and the interest rate remains at approximately 3.0% for the presented periods

(c)
includes commodity and capital commitments, acquisition of tekmar, CEO separation costs and other benefits at December 31, 2011

        We maintain letters of credit that guarantee our performance or payment to third parties in accordance with specified terms and conditions. Amounts outstanding were approximately $34.9 million as of December 31, 2011 and 2010. Our letters of credit are primarily associated with insurance coverage and, to a lesser extent, foreign purchases and generally expire within one year of issuance. These instruments may exist or expire without being drawn down, therefore they do not necessarily represent future cash flow obligations.

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

Application of Critical Accounting Policies and Key Estimates

        The preparation of our consolidated financial statements in accordance with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported. A critical accounting estimate is an assumption about highly uncertain matters and could have a material effect on the consolidated financial statements if another, also reasonable, amount were used, or, a change in the estimate is reasonably likely from period to period. We base our assumptions on historical experience and on other estimates that we believe are reasonable under the circumstances. Actual results could differ significantly from these estimates. There were no changes in our accounting policies or significant changes in our accounting estimates during 2011 except for a change in the amortization period of pension gains and losses as discussed below under the caption "Pension benefits".

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

        Intangible assets such as purchased technology are generally recorded in connection with a business acquisition. Values assigned to intangible assets are determined by an independent valuation firm based on our estimates and judgments regarding expectations of the success and life cycle of products and technology acquired. During 2011, 2010 and 2009, we recognized non-cash pre-tax charges of approximately $1.4 million, $1.4 million and $3.3 million, respectively, as an impairment of some of our indefinite-lived intangible assets. In addition, during 2011, we recognized non-cash pretax charges of $13.5 million as an impairment of certain amortizable intangible assets in our Europe segment.

        In 2011, the Company determined that the prospects for Austroflex Rohr-Isoliersysteme GmbH (Austroflex), part of our Europe segment, were lower than originally estimated due to current operating profits below forecast and tempered future growth expectations. Accordingly, the Company performed a fair value assessment and, as a result, wrote down the long-lived assets by $14.8 million, or approximately 78%, including customer relationships of $12.1 million, trade names of $1.4 million, and property, plant and equipment of $1.3 million. Fair value was based on discounted cash flows using market participant assumptions and utilized an estimated weighted average cost of capital.

        Revised accounting guidance issued in September 2011 allows us to review goodwill for impairment utilizing either qualitative or quantitative analyses. We have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, we determine it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the two-step (quantitative) impairment test is unnecessary.

        We first identify those reporting units that we believe could pass a qualitative assessment to determine whether further impairment testing is necessary. For each reporting unit identified, our qualitative analysis includes:

  1)
  A review of the most recent fair value calculation to identify the extent of the cushion between fair value and carrying amount, to determine if a substantial cushion existed.

  2)
  A review of events and circumstances that have occurred since the most recent fair value calculation to determine if those events or circumstances would have affected our previous fair value assessment. Items identified and reviewed include macroeconomic conditions, industry and market changes, cost factor changes, events that affect the reporting unit, financial performance against expectations and the reporting unit's performance relative to peers.

        We then compile this information and make our assessment of whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If we determine it is not more likely than not, then no further quantitative analysis is required. We determined we have eight reporting units in continuing operations, one of which, Water Quality, has no goodwill. In 2011, we performed a qualitative analysis for the Residential and Commercial (formerly Regulator), Dormont and Asia reporting units and concluded further impairment testing was not required.

        The second analysis for goodwill impairment involves a quantitative two-step process. We performed a quantitative impairment analysis for our Drains and water re-use (formerly Orion), BRAE, Europe and Blücher reporting units. The first step of the impairment test requires a comparison of the fair value of each of our reporting units to the respective carrying value. If the carrying value of a reporting unit is less than its fair value, no indication of impairment exists and a second step is not performed. If the carrying amount of a reporting unit is higher than its fair value, there is an indication that impairment may exist and a second step must be performed. In the second step, the impairment is computed by comparing the implied fair value of the reporting unit's goodwill with the carrying amount of the goodwill. If the carrying amount of the reporting unit's goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess and charged to operations.

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

        During the fourth quarter of 2011, we recognized apre-tax non-cash goodwill impairment charge of $1.2 million related to our BRAE reporting unit within our North America segment.

        As of our October 30, 2011 testing date, we had approximately $513.7 million of goodwill on our balance sheet. Our impairment testing indicated that the fair values of the reporting units, except for BRAE, exceeded the carrying values, thereby resulting in no impairment. The results of this impairment analysis are summarized in the table below:

	Goodwill balance at October 30, 2011	Book value of equity of reporting unit at October 30, 2011	Estimated fair value (implied value of equity) at October 30, 2011
	(in millions)
Reporting unit
Europe	$223.0	$427.2	$464.3
Blücher	81.8	157.9	186.7
Drains & water re-use	34.6	57.6	106.7
BRAE	2.6	2.4	1.2

        The underlying analyses supporting our fair value assessment related to our outlook of the business' long-term performance, which included key assumptions as to the appropriate discount rate and long-term growth rate. In connection with our October 30, 2011 impairment test, we utilized discount rates ranging from 12.5% to 28.5%, growth rates beyond our planning periods ranging from 3% to 7% and long-term terminal growth rates from 3% to 4%.

        Operating results for our Europe segment have been hindered by the downturn in the economic environment in Europe. Should Europe's sales decline because the European marketplace deteriorates beyond our current expectations, then the reporting unit's goodwill may be at risk for impairment in the future. Europe's goodwill balance as of December 31, 2011 was $210.5 million. As of October 30, 2011, our last impairment analysis date, the fair value of Europe's reporting unit exceeded the carrying value by 9%.

        The Blücher reporting unit's operating results have also been hindered by the downturn in the economic environment in Europe. Should Blücher's sales decline because the European marketplace deteriorates beyond our current expectations, then the reporting unit's goodwill may be at risk for impairment in the future. Blücher's goodwill balance as of December 31, 2011 was $74.8 million. As of October 30, 2011, our last impairment analysis date, the fair value of Blücher's reporting unit exceeded the carrying value by 18%.

Product liability and workers' compensation costs

        Because of retention requirements associated with our insurance policies, we are generally self-insured for potential product liability claims and for workers' compensation costs associated with workplace accidents. We are subject to a variety of potential liabilities in connection with product liability cases and we maintain product liability and other insurance coverage, which we believe to be generally in accordance with industry practices. For product liability cases in the U.S., management establishes its product liability accrual by utilizing third party actuarial valuations which incorporates historical trend factors and our specific claims experience derived from loss reports provided by third-party administrators. In other countries, we maintain insurance coverage with relatively high deductible payments, as product liability claims tend to be smaller than those experienced in the U.S. Changes in the nature of claims or the actual settlement amounts could affect the adequacy of this estimate and require changes to the provisions. Because the liability is an estimate, the ultimate liability may be more or less than reported.

        Workers' compensation liabilities in the U.S. are recognized for claims incurred (including claims incurred but not reported) and for changes in the status of individual case reserves. At the time a workers' compensation claim is filed, a liability is estimated to settle the claim. The liability for workers' compensation claims is determined based on management's estimates of the nature and severity of the claims and based on analysis provided by third-party administrators and by various state statutes and reserve requirements. We have developed our own trend factors based on our specific claims experience, discounted based on risk-free interest rates. We employ third party actuarial valuations to help us estimate our workers' compensation accrual. In other countries where workers' compensation costs are applicable, we maintain insurance coverage with limited deductible payments. Because the liability is an estimate, the ultimate liability may be more or less than reported and is subject to changes in discount rates.

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

Legal contingencies

        We are a defendant in numerous legal matters including those involving environmental law and product liability as discussed in more detail in Part I, Item 1. "Business—Product Liability, Environmental and Other Litigation Matters." As required by GAAP, we determine whether an estimated loss from a loss contingency should be accrued by assessing whether a loss is deemed probable and the loss amount can be reasonably estimated, net of any applicable insurance proceeds. When it is possible to estimate reasonably possible loss or range of loss above the amount accrued, that estimate is aggregated and disclosed. Estimates of potential outcomes of these contingencies are developed in consultation with outside counsel. While this assessment is based upon all available information, litigation is inherently uncertain and the actual liability to fully resolve litigation cannot be predicted with any assurance of accuracy. In the event of an unfavorable outcome in one or more legal matters, the ultimate liability may be in excess of amounts currently accrued, if any, and may be material to our operating results or cash flows for a particular quarterly or annual period. However, based on information currently known to us, management believes that the ultimate outcome of all legal contingencies, as they are resolved over time, is not likely to have a material effect on our financial position, results of operations, cash flows or liquidity.

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

        On October 31, 2011, our Board of Directors voted to cease accruals effective December 31, 2011 under both the Pension Plan and Supplemental Employees Retirement Plan. We recorded a curtailment charge of approximately $1.5 million in the fourth quarter of 2011 in connection with this action. Effective November 1, 2011, we began amortizing the unamortized gains and losses over the remaining life expectancy of the participants instead of our former policy of average remaining service period.

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

New Accounting Standards

        In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05, "Comprehensive Income." This ASU intends to enhance comparability and transparency of other comprehensive income components. The guidance provides an option to present total comprehensive income, the components of net income and the components of other comprehensive income in a single continuous statement or two separate but consecutive statements. This ASU eliminates the option to present other comprehensive income components as part of the statement of changes in stockholders' equity. The provisions of this ASU will be applied retrospectively for interim and annual periods beginning after December 15, 2011. Early application is permitted. We early adopted ASU 2011-05 effective for the year ended December 31, 2011.

        In September 2011, accounting guidance was issued by FASB in Accounting Standards Codification (ASC) Topic 350, "Intangibles—Goodwill and Other". This guidance amends the requirements for goodwill impairment testing. The Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the two-step impairment test is unnecessary. We early adopted this standard for the year ended December 31, 2011.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        We use derivative financial instruments primarily to reduce exposure to adverse fluctuations in foreign exchange rates, interest rates and costs of certain raw materials used in the manufacturing process. We do not enter into derivative financial instruments for trading purposes. As a matter of policy, all derivative positions are used to reduce risk by hedging underlying economic exposure. The derivatives we use are instruments with liquid markets. See Note 15 of Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011.

        Our consolidated earnings, which are reported in United States dollars, are subject to translation risks due to changes in foreign currency exchange rates. This risk is concentrated in the exchange rate between the U.S. dollar and the euro; the U.S. dollar and the Canadian dollar; and the U.S. dollar and the Chinese yuan.

        Our foreign subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials and are denominated in European currencies or the U.S. or Canadian dollar. We use foreign currency forward exchange contracts to manage the risk related to intercompany purchases that occur during the course of a year and certain open foreign currency denominated commitments to sell products to third parties. For 2011, we recorded a $0.6 million gain in other income associated with the change in the fair value of such contracts.

        We have historically had a low exposure on the cost of our debt to changes in interest rates. Information about our long-term debt including principal amounts and related interest rates appears in Note 11 of Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

        There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In connection with these rules, we will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

        Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

        Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2011.

        On April 29, 2011, the Company completed its acquisition of Danfoss Socla S.A.S. and the related water controls business of certain other entities controlled by Danfoss A/S in a share and asset purchase transaction (collectively, "Socla"). The audited consolidated financial statements of the Company include the results of Socla, including total assets of $206 million and total revenues of $95 million, but management's assessment does not include an assessment of the internal controls over financial reporting of Socla.

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

        We have audited Watts Water Technologies, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Watts Water Technologies, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Watts Water Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        Watts Water Technologies, Inc. acquired Danfoss Socla S.A.S and the related water controls business of certain other entities controlled by Danfoss A/S (collectively Socla) during 2011, and management excluded from its assessment of the effectiveness of Watts Water Technologies, Inc.'s internal control over financial reporting as of December 31, 2011, Socla's internal control over financial reporting associated with total assets of $206 million and total revenues of $95 million included in the consolidated financial statements of Watts Water Technologies, Inc. and subsidiaries as of and for the year ended December 31, 2011. Our audit of internal control over financial reporting of Watts Water Technologies, Inc. also excluded an evaluation of the internal control over financial reporting of Socla.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Watts Water Technologies, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 28, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Boston, Massachusetts
February 28, 2012

Item 9B.    OTHER INFORMATION.

        None.

 PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        Information with respect to the executive officers of the Company is set forth in Part I, Item 1 of this Report under the caption "Executive Officers and Directors" and is incorporated herein by reference. The information provided under the captions "Information as to Nominees for Director," "Corporate Governance," and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders to be held on May 16, 2012 is incorporated herein by reference.

        We have adopted a Code of Business Conduct applicable to all officers, employees and Board members. The Code of Business Conduct is posted in the Investor Relations section of our website, www.wattswater.com. We will provide you with a print copy of our Code of Business Conduct free of charge on written request to Kenneth R. Lepage, Secretary, Watts Water Technologies, Inc., 815 Chestnut Street, North Andover, MA 01845. Any amendments to, or waivers of, the Code of Business Conduct which apply to our chief executive officer, chief financial officer, corporate controller or any person performing similar functions will be disclosed on our website promptly following the date of such amendment or waiver.

Item 11.    EXECUTIVE COMPENSATION.

        The information provided under the captions "Director Compensation," "Corporate Governance," "Compensation Discussion and Analysis," "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," and "Compensation Committee Report" in our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders to be held on May 16, 2012 is incorporated herein by reference.

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

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The information appearing under the caption "Principal Stockholders" in our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders to be held on May 16, 2012 is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table provides information as of December 31, 2011, about the shares of Class A Common Stock that may be issued upon the exercise of stock options issued under the Company's 2004 Stock Incentive Plan, 1991 Directors' Non-Qualified Stock Option Plan, 1996 Stock Option Plan and 2003 Non-Employee Directors' Stock Option Plan and the settlement of restricted stock units granted under our Management Stock Purchase Plan as well as the number of shares remaining for future issuance under our 2004 Stock Incentive Plan and Management Stock Purchase Plan.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,664,237	(1)	$27.67	1,596,082	(2)
Equity compensation plans not approved by security holders	None		None	None
Total	1,664,237	(1)	$27.67	1,596,082	(2)

(1)
Represents 1,271,892 outstanding options under the 1991 Directors' Non-Qualified Stock Option Plan, 1996 Incentive Stock Option Plan, 2003 Non-Employee Directors' Stock Option Plan and 2004 Stock Incentive Plan, and 392,345 outstanding restricted stock units under the Management Stock Purchase Plan.

(2)
Includes 999,610 shares available for future issuance under the 2004 Stock Incentive Plan, and 596,472 shares available for future issuance under the Management Stock Purchase Plan.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

        The information provided under the captions "Corporate Governance" and "Certain Relationships and Related Transactions" in our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders to be held on May 16, 2012 is incorporated herein by reference.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The information provided under the caption "Ratification of Independent Registered Public Accounting Firm" in our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders to be held on May 16, 2012 is incorporated herein by reference.

 PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial Statements

        The following financial statements are included in a separate section of this Report commencing on the page numbers specified below:

(a)(2) Schedules

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2011, 2010 and 2009	99

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
DATED: February 28, 2012

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DAVID J. COGHLAN David J. Coghlan	Chief Executive Officer, President and Director	February 28, 2012
/S/ WILLIAM C. MCCARTNEY William C. McCartney	Chief Financial Officer (Principal Financial Officer)	February 28, 2012
/S/ TIMOTHY M. MACPHEE Timothy M. MacPhee	Treasurer and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2012
/S/ ROBERT L. AYERS Robert L. Ayers	Director	February 28, 2012
/S/ BERNARD BAERT Bernard Baert	Director	February 28, 2012
/S/ KENNETT F. BURNES Kennett F. Burnes	Director	February 28, 2012
/S/ RICHARD J. CATHCART Richard J. Cathcart	Director	February 28, 2012

Signature	Title	Date

/S/ RALPH E. JACKSON, JR. Ralph E. Jackson, Jr.	Director	February 28, 2012
/S/ W. CRAIG KISSEL W. Craig Kissel	Director	February 28, 2012
/S/ JOHN K. MCGILLICUDDY John K. McGillicuddy	Chairman of the Board	February 28, 2012
/S/ MERILEE RAINES Merilee Raines	Director	February 28, 2012

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Watts Water Technologies, Inc.:

        We have audited the accompanying consolidated balance sheets of Watts Water Technologies, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited the financial statement Schedule II—Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Watts Water Technologies, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Watts Water Technologies, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2012 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Boston, Massachusetts
February 28, 2012

Watts Water Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(Amounts in millions, except per share information)

	Years Ended December 31,
	2011	2010	2009
Net sales	$1,436.6	$1,274.6	$1,225.9
Cost of goods sold	921.1	809.7	790.8

GROSS PROFIT	515.5	464.9	435.1
Selling, general and administrative expenses	379.9	336.7	323.5
Restructuring and other charges, net	8.8	12.6	17.2
Goodwill and other long-lived asset impairment charges	17.4	1.4	3.3
Gain on disposal of businesses	(7.7)	—	(1.1)

OPERATING INCOME	117.1	114.2	92.2

Other (income) expense:
Interest income	(1.0)	(1.0)	(0.9)
Interest expense	25.8	22.8	22.0
Other	0.8	(2.1)	(1.2)

Total other expense	25.6	19.7	19.9

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	91.5	94.5	72.3
Provision for income taxes	26.8	31.4	31.3

NET INCOME FROM CONTINUING OPERATIONS	64.7	63.1	41.0
Income (loss) from discontinued operations, net of taxes	1.7	(4.3)	(23.6)

NET INCOME	$66.4	$58.8	$17.4

Basic EPS
Income (loss) per share:
Continuing operations	$1.73	$1.69	$1.11
Discontinued operations	0.05	(0.12)	(0.64)

NET INCOME	$1.78	$1.58	$0.47

Weighted average number of shares	37.3	37.3	37.0

Diluted EPS
Income (loss) per share:
Continuing operations	$1.73	$1.69	$1.10
Discontinued operations	0.05	(0.12)	(0.63)

NET INCOME	$1.78	$1.57	$0.47

Weighted average number of shares	37.5	37.4	37.1

Dividends per share	$0.44	$0.44	$0.44

The accompanying notes are an integral part of these consolidated financial statements.

Watts Water Technologies, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Amounts in millions)

	Years Ended December 31,
	2011	2010	2009
Net income	$66.4	$58.8	$17.4
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(16.4)	(26.7)	26.2
Foreign currency adjustment for sale of foreign entity	(8.6)	—	—
Defined benefit pension plans:
Net gain (loss) for the period	(4.2)	(5.3)	1.7
Amortization of prior service cost included in net periodic pension cost	0.2	0.2	0.2
Amortization of net losses included in net periodic pension cost	1.7	1.4	1.8
Reduction in obligation related to pension curtailment	8.6	—	—

Defined benefit pension plan	6.3	(3.7)	3.7

Other comprehensive income (loss), net of tax	(18.7)	(30.4)	29.9

Comprehensive income	$47.7	$28.4	$47.3

The accompanying notes are an integral part of these consolidated financial statements.

Watts Water Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in millions, except share information)

	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$250.6	$329.2
Short-term investment securities	4.1	4.0
Trade accounts receivable, less allowance for doubtful accounts of $9.1 million in 2011 and $8.9 million in 2010	207.1	186.9
Inventories, net	284.2	265.6
Prepaid expenses and other assets	26.6	18.4
Deferred income taxes	37.4	41.1
Assets held for sale	4.6	10.0
Assets of discontinued operations	—	1.8

Total Current Assets	814.6	857.0
PROPERTY, PLANT AND EQUIPMENT, NET	226.7	197.5
OTHER ASSETS:
Goodwill	490.4	428.0
Intangible assets, net	154.6	152.6
Deferred income taxes	1.1	0.9
Other, net	10.1	10.1

TOTAL ASSETS	$1,697.5	$1,646.1

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$126.5	$113.9
Accrued expenses and other liabilities	109.2	115.6
Accrued compensation and benefits	45.9	42.6
Current portion of long-term debt	2.0	0.7
Liabilities of discontinued operations	—	5.8

Total Current Liabilities	283.6	278.6
LONG-TERM DEBT, NET OF CURRENT PORTION	397.4	378.0
DEFERRED INCOME TAXES	58.2	40.1
OTHER NONCURRENT LIABILITIES	38.5	47.9
STOCKHOLDERS' EQUITY:
Preferred Stock, $0.10 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Class A Common Stock, $0.10 par value; 80,000,000 shares authorized; 1 vote per share; issued and outstanding, 29,471,414 shares in 2011 and 30,102,677 shares in 2010	2.9	3.0
Class B Common Stock, $0.10 par value; 25,000,000 shares authorized; 10 votes per share; issued and outstanding, 6,953,680 shares in each of 2011 and 2010	0.7	0.7
Additional paid-in capital	420.1	405.2
Retained earnings	515.1	492.9
Accumulated other comprehensive loss	(19.0)	(0.3)

Total Stockholders' Equity	919.8	901.5

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,697.5	$1,646.1

The accompanying notes are an integral part of these consolidated financial statements.

Watts Water Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(Amounts in millions, except share information)

	Class A Common Stock		Class B Common Stock
							Accumulated Other Comprehensive Income (Loss)
					Additional Paid-In Capital	Retained Earnings		Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2008	29,250,175	$2.9	7,293,880	$0.7	$386.9	$451.7	$0.2	$842.4
Comprehensive income						17.4	29.9	47.3
Shares of Class B Common Stock converted to Class A Common Stock	100,000		(100,000)
Shares of Class A Common Stock issued upon the exercise of stock options	30,194	0.1			0.4			0.5
Stock-based compensation					4.9			4.9
Issuance of shares of restricted Class A Common Stock	58,454					(0.4)		(0.4)
Net change in restricted stock units	67,700				1.5	(0.4)		1.1
Common Stock dividends						(16.2)		(16.2)

Balance at December 31, 2009	29,506,523	$3.0	7,193,880	$0.7	$393.7	$452.1	$30.1	$879.6
Comprehensive income (loss)						58.8	(30.4)	28.4
Shares of Class B Common Stock converted to Class A Common Stock	240,200		(240,200)
Shares of Class A Common Stock issued upon the exercise of stock options	185,470				3.4			3.4
Stock-based compensation					4.7			4.7
Issuance of net shares of restricted Class A Common Stock	93,601					(0.5)		(0.5)
Net change in restricted stock units	76,883				3.4	(1.1)		2.3
Common Stock dividends						(16.4)		(16.4)

Balance at December 31, 2010	30,102,677	$3.0	6,953,680	$0.7	$405.2	$492.9	$(0.3)	$901.5
Comprehensive income (loss)						66.4	(18.7)	47.7
Shares of Class A Common Stock issued upon the exercise of stock options	247,870				5.4			5.4
Stock-based compensation					8.3			8.3
Stock repurchase	(1,000,000)	(0.1)				(27.1)		(27.2)
Issuance of net shares of restricted Class A Common Stock	79,438					(0.5)		(0.5)
Net change in restricted stock units	41,429				1.2	(0.3)		0.9
Common Stock dividends						(16.3)		(16.3)

Balance at December 31, 2011	29,471,414	$2.9	6,953,680	$0.7	$420.1	$515.1	$(19.0)	$919.8

The accompanying notes are an integral part of these consolidated financial statements.

Watts Water Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in millions)

	Years Ended December 31,
	2011	2010	2009
OPERATING ACTIVITIES
Net income	$66.4	$58.8	$17.4
Income (loss) from discontinued operations, net of taxes	1.7	(4.3)	(23.6)

Net income from continuing operations.	64.7	63.1	41.0
Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
Depreciation	33.3	30.5	33.7
Amortization	18.1	14.3	13.1
Loss on disposal and impairment of goodwill, property, plant and equipment and other	5.2	2.6	12.1
Stock-based compensation	8.3	4.7	4.9
Deferred income tax benefit	(0.6)	(6.9)	9.4
Changes in operating assets and liabilities, net of effects from business acquisitions and divestures:
Accounts receivable	3.5	(8.2)	38.3
Inventories	3.1	0.8	71.5
Prepaid expenses and other assets	(8.0)	9.0	(7.6)
Accounts payable, accrued expenses and other liabilities	0.6	3.5	(11.8)

Net cash provided by continuing operations	128.2	113.4	204.6

INVESTING ACTIVITIES
Additions to property, plant and equipment	(22.7)	(24.6)	(24.2)
Proceeds from the sale of property, plant and equipment	0.8	2.2	0.8
Investments in securities	(8.1)	(4.0)	—
Proceeds from sale of securities	8.1	6.5	1.7
Purchase of intangible assets and other	(0.9)	(1.0)	0.7
Business acquisitions, net of cash acquired	(165.5)	(36.3)	(0.3)

Net cash used in investing activities	(188.3)	(57.2)	(21.3)

FINANCING ACTIVITIES
Proceeds from long-term debt	184.0	75.0	1.7
Payments of long-term debt	(168.0)	(50.9)	(61.5)
Payment of capital leases and other	(2.6)	(1.2)	(1.3)
Proceeds from share transactions under employee stock plans	5.4	3.4	0.4
Tax expense (benefit) of stock awards exercised	0.8	0.2	(0.3)
Debt issuance cost	—	(3.2)	—
Payments to repurchase common stock	(27.2)	—	—
Dividends	(16.3)	(16.4)	(16.2)

Net cash provided by (used in) financing activities	(23.9)	6.9	(77.2)

Effect of exchange rate changes on cash and cash equivalents	7.3	(2.7)	8.0
Net cash provided by (used in) operating activities of discontinued operations	(1.9)	5.5	(21.2)
Net cash provided by (used in) investing activities of discontinued operations	—	5.1	(0.3)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(78.6)	71.0	92.6

Cash and cash equivalents at beginning of year	329.2	258.2	165.6

CASH AND CASH EQUIVALENTS AT END OF YEAR	$250.6	$329.2	$258.2

NON CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of businesses:
Fair value of assets acquired	$225.5	$47.6	$—
Cash paid, net of cash acquired	165.5	36.3	—

Liabilities assumed	$60.0	$11.3	$—

Acquisitions of fixed assets under financing agreement	$4.3	$—	$—

Issuance of stock under management stock purchase plan	$0.4	$2.1	$1.5

CASH PAID FOR:
Interest	$24.7	$21.4	$22.0

Taxes	$35.5	$20.3	$36.6

The accompanying notes are an integral part of these consolidated financial statements.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(1) Description of Business

        Watts Water Technologies, Inc. (the Company) designs, manufactures and sells an extensive line of water safety and flow control products primarily for the water quality, water conservation, water safety and water flow control markets located predominantly in North America and Europe with a presence in Asia.

(2) Accounting Policies

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its majority and wholly owned subsidiaries. Upon consolidation, all significant intercompany accounts and transactions are eliminated.

Cash Equivalents

        Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase and consist primarily of certificates of deposit and money market funds, for which the carrying amount is a reasonable estimate of fair value.

Investment Securities

        Investment securities at December 31, 2011 and 2010 consisted primarily of certificates of deposit with original maturities of greater than three months.

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

Concentration of Credit

        The Company sells products to a diversified customer base and, therefore, has no significant concentrations of credit risk. In 2011 and 2010, no customer accounted for 10% or more of the Company's total sales.

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

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(2) Accounting Policies (Continued)

Assets Held for Sale

        The Company accounts for assets held for sale when management has committed to a plan to sell the asset or group of assets, is actively marketing the asset or group of assets, the asset or group of assets can be sold in its current condition in a reasonable period of time and the plan is not expected to change. As of December 31, 2011, the Company was actively marketing two properties. In 2010, the Company recorded estimated losses of $1.0 million to reduce these assets to their estimated fair value, less any costs to sell. These amounts are recorded as a component of restructuring and other costs in the consolidated statements of operations. See Note 4 for additional information associated with the Company's restructuring charges.

Goodwill and Other Intangible Assets

        Goodwill is recorded when the consideration paid for acquisitions exceeds the fair value of net tangible and intangible assets acquired. Goodwill and other intangible assets with indefinite useful lives are not amortized, but rather are tested annually for impairment. The test was performed as of October 30, 2011.

Impairment of Goodwill and Long-Lived Assets

        The changes in the carrying amount of goodwill by geographic segment are as follows:

	Gross Balance				Accumulated Impairment Losses			Net Goodwill
	Balance January 1, 2010	Acquired During the Period	Foreign Currency Translation and Other	Balance December 31, 2010	Balance January 1, 2010	Impairment Loss During the Period	Balance December 31, 2010	December 31, 2010
	(in millions)
North America	$210.4	$2.7	$0.7	$213.8	$(22.0)	$—	$(22.0)	$191.8
Europe	228.8	12.3	(13.0)	228.1	—	—	—	228.1
Asia	7.9	—	0.2	8.1	—	—	—	8.1

Total	$447.1	$15.0	$(12.1)	$450.0	$(22.0)	$—	$(22.0)	$428.0

	Gross Balance				Accumulated Impairment Losses			Net Goodwill
	Balance January 1, 2011	Acquired During the Period	Foreign Currency Translation and Other	Balance December 31, 2011	Balance January 1, 2011	Impairment Loss During the Period	Balance December 31, 2011	December 31, 2011
		(in millions)
North America	$213.8	$1.8	$—	$215.6	$(22.0)	$(1.2)	$(23.2)	$192.4
Europe	228.1	72.8	(15.6)	285.3	—	—	—	285.3
Asia	8.1	4.2	0.4	12.7	—	—	—	12.7

Total	$450.0	$78.8	$(15.2)	$513.6	$(22.0)	$(1.2)	$(23.2)	$490.4

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

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(2) Accounting Policies (Continued)

        The Company determined that the future prospects for its Blue Ridge Atlantic Enterprises, Inc. (BRAE) reporting unit in North America were lower than originally estimated as future sales growth expectations have been reduced since the 2010 acquisition of BRAE. The Company recorded a pre-tax goodwill impairment charge of $1.2 million for that reporting unit. The impairment charge was offset by the reduction in anticipated earnout payment of $1.2 million. The Company estimated the fair value of the reporting unit using the expected present value of future cash flows.

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

        Intangible assets include the following:

	December 31,
	2011			2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Patents	$16.5	$(10.8)	$5.7	$16.6	$(9.6)	$7.0
Customer relationships	135.8	(57.7)	78.1	120.5	(43.1)	77.4
Technology	19.8	(7.1)	12.7	19.8	(5.6)	14.2
Trade names	13.4	(0.8)	12.6	4.4	—	4.4
Other	8.5	(5.4)	3.1	8.7	(5.7)	3.0

Total amortizable intangibles	194.0	(81.8)	112.2	170.0	(64.0)	106.0
Indefinite-lived intangible assets	42.4	—	42.4	46.6	—	46.6

Total	$236.4	$(81.8)	$154.6	$216.6	$(64.0)	$152.6

        Aggregate amortization expense for amortized intangible assets for 2011, 2010 and 2009 was $18.1 million, $14.3 million and $13.1 million, respectively. Additionally, future amortization expense on amortizable intangible assets is expected to be $15.4 million for 2012, $14.3 million for 2013, $14.3 million for 2014, $14.0 million for 2015, and $13.5 million for 2016. Amortization expense is provided on a straight-line basis over the estimated useful lives of the intangible assets. The weighted-average remaining life of total amortizable intangible assets is 10.6 years. Patents, customer relationships, technology, trade names and other amortizable intangibles have weighted-average remaining lives of 7.2 years, 7.4 years, 14.2 years, 12.7 years and 43.2 years, respectively. Indefinite-lived intangible assets primarily include trade names and trademarks.

        In 2011, the Company determined that the prospects for Austroflex Rohr-Isoliersysteme GmbH (Austroflex), part of our Europe segment, were lower than originally estimated due to current

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(2) Accounting Policies (Continued)

operating profits being below plan and tempered future growth expectations. Accordingly, the Company performed an evaluation of the asset group utilizing the undiscounted cash flows and determined the carrying value of the assets were no longer recoverable. The Company performed a fair value assessment and, as a result, wrote down the long-lived assets, including customer relationships, trade names, and property, plant and equipment, by $14.8 million. Fair value was based on discounted cash flows using market participant assumptions and utilized an estimated weighted average cost of capital.

        Adjustments to indefinite-lived intangible assets during the year ended December 31, 2011 relate primarily to recording the value of an additional trade name in connection with the acquisition of Danfoss Socla S.A.S (Socla) offset by an impairment of certain trade names in our European and North America segments and a reassessment of $6.1 million of trade names in our North America and Europe segments to amortizable intangibles.

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

        The Company accounts for tax benefits when the item in question meets the more-likely-than-not (greater than 50% likelihood of being sustained upon examination by the taxing authorities) threshold. The Company reduced unrecognized tax benefits during 2011 by approximately $2.0 million, of which $1.0 million related to federal, state and foreign audit settlements and $1.0 million to reduced exposures in Europe. The Company estimates that it is reasonably possible that a portion of the currently remaining unrecognized tax benefit may be recognized by the end of 2012 as a result of the conclusion of foreign income tax audits. The amount of expense accrued for penalties and interest is $0.7 million worldwide.

        As of December 31, 2011, the Company had gross unrecognized tax benefits of approximately $1.8 million, approximately $1.6 million of which, if recognized, would affect the effective tax rate. The difference between the amount of unrecognized tax benefits and the amount that would affect the effective tax rate consists of the federal tax benefit of state income tax items.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(2) Accounting Policies (Continued)

        A reconciliation of the beginning and ending amount of unrecognized tax benefits and accrued interest related to the unrecognized tax benefits is as follows:

(in millions)
Balance at January 1, 2011	$3.8
Decreases related to prior year tax positions	(1.0)
Settlements	(1.0)

Balance at December 31, 2011	$1.8

        In February 2012, the United States Internal Revenue Service commenced an audit of the Company's 2009 and 2010 tax years. The Company does not anticipate any material adjustments to arise as a result of the audit. The Company conducts business in a variety of locations throughout the world resulting in tax filings in numerous domestic and foreign jurisdictions. The Company is subject to tax examinations regularly as part of the normal course of business. The Company's major jurisdictions are the U.S., Canada, China, Netherlands, U.K., Germany, Italy and France. With few exceptions the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2005.

        The Company accounts for interest and penalties related to uncertain tax positions as a component of income tax expense.

        The statute of limitations in our major jurisdictions is open in the U.S. for the year 2008 and later; in Canada for 2007 and later; and in the Netherlands for 2006 and later.

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

Stock-Based Compensation and Chief Executive Officer Separation Costs

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

        At December 31, 2011, the Company had three stock-based compensation plans with total unrecognized compensation costs related to unvested stock-based compensation arrangements of approximately $10.6 million and a total weighted average remaining term of 2.4 years. For 2011, 2010 and 2009, the Company recognized compensation costs related to stock-based programs of approximately $5.3 million, $4.7 million and $4.9 million, respectively, in selling, general and administrative expenses. The Company recorded approximately $0.6 million of tax benefits during 2011,

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(2) Accounting Policies (Continued)

2010 and 2009 for the compensation expense relating to its stock options. For 2011, 2010 and 2009, the Company recorded approximately $1.5 million, $1.2 million and $1.2 million, respectively, of tax benefit for its other stock-based plans. For 2011, 2010 and 2009, the recognition of total stock-based compensation expense impacted both basic and diluted net income per common share by $0.09, $0.08 and $0.08, respectively.

        On January 26, 2011, Patrick S. O'Keefe resigned from his positions as Chief Executive Officer, President and Director. Pursuant to a separation agreement, the Company recorded a charge of $6.3 million consisting of $3.3 million in expected cash severance and a non-cash charge of $3.0 million for the modification of stock options and restricted stock awards.

Net Income Per Common Share

        Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding. The calculation of diluted income per share assumes the conversion of all dilutive securities (see Note 13).

        Net income and number of shares used to compute net income per share, basic and assuming full dilution, are reconciled below:

	Years Ended December 31,
	2011			2010			2009
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(Amounts in millions, except per share information)
Basic EPS	$66.4	37.3	$1.78	$58.8	37.3	$1.58	$17.4	37.0	$0.47
Dilutive securities, principally common stock options	—	0.2	—	—	0.1	(0.1)	—	0.1	—

Diluted EPS	$66.4	37.5	$1.78	$58.8	37.4	$1.57	$17.4	37.1	$0.47

        The computation of diluted net income per share for the years ended December 31, 2011, 2010 and 2009 excludes the effect of the potential exercise of options to purchase approximately 0.7 million, 0.5 million and 0.9 million shares, respectively, because the exercise price of the option was greater than the average market price of the Class A Common Stock and the effect would have been anti-dilutive.

        On August 2, 2011 the Board of Directors authorized a stock repurchase program. Under the program, the Company was authorized to repurchase up to one million shares of our Class A Common Stock. During the three months ended October 2, 2011, the Company repurchased the entire one million shares at a cost of $27.2 million.

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

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(2) Accounting Policies (Continued)

        Derivative instruments may be designated and accounted for as either a hedge of a recognized asset or liability (fair value hedge) or a hedge of a forecasted transaction (cash flow hedge). For a fair value hedge, both the effective and ineffective portions of the change in fair value of the derivative instrument, along with an adjustment to the carrying amount of the hedged item for fair value changes attributable to the hedged risk, are recognized in earnings. For a cash flow hedge, changes in the fair value of the derivative instrument that are highly effective are deferred in accumulated other comprehensive income or loss until the underlying hedged item is recognized in earnings. There were no cash flow hedges as of December 31, 2011.

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

        Foreign currency derivatives include forward foreign exchange contracts primarily for Canadian dollars. Metal derivatives included commodity swaps for copper. During 2009, the Company used a copper swap as a means of hedging exposure to metal prices (see Note 15).

        Portions of the Company's outstanding debt are exposed to interest rate risks. The Company monitors its interest rate exposures on an ongoing basis to maximize the overall effectiveness of its interest rates.

Fair Value Measurements

        Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. An entity is required to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value.

        The Company has certain financial assets and liabilities that are measured at fair value on a recurring basis and certain nonfinancial assets and liabilities that may be measured at fair value on a nonrecurring basis. The fair value disclosures of these assets and liabilities are based on a three-level hierarchy, which is defined as follows:

Level 1	Quoted prices in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date.
Level 2
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(2) Accounting Policies (Continued)

        Assets and liabilities subject to this hierarchy are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Shipping and Handling

        Shipping and handling costs included in selling, general and administrative expense amounted to $38.1 million, $33.5 million and $31.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Research and Development

        Research and development costs included in selling, general, and administrative expense amounted to $21.2 million, $18.6 million and $17.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Basis of Presentation

        Certain amounts in the 2010 and 2009 consolidated financial statements have been reclassified to permit comparison with the 2011 presentation. These reclassifications had no effect on reported results of operations or stockholders' equity.

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

New Accounting Standards

        In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05, "Comprehensive Income." This ASU intends to enhance comparability and transparency of other comprehensive income components. The guidance provides an option to present total comprehensive income, the components of net income and the components of other comprehensive income in a single continuous statement or two separate but consecutive statements. This ASU eliminates the option to present other comprehensive income components as part of the statement of changes in stockholders' equity. The provisions of this ASU will be applied retrospectively

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(2) Accounting Policies (Continued)

for interim and annual periods beginning after December 15, 2011. Early application is permitted. The Company early adopted the provisions of ASU 2011-05 and opted to present a separate statement of comprehensive income.

        In September 2011, accounting guidance was issued by FASB in ASC Topic 350, "Intangibles—Goodwill and Other". This guidance amends the requirements for goodwill impairment testing. The Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the two-step impairment test is unnecessary. The Company early adopted this new standard effective with its annual goodwill impairment testing date of October 30, for the year ended December 31, 2011.

(3) Discontinued Operations

        In the first quarter of 2010, the Company recorded an estimated reserve of $5.3 million in discontinued operations in connection with its investigation of potential violations of the Foreign Corrupt Practices Act (FCPA) at Watts Valve (Changsha) Co., Ltd. (CWV), a former indirect wholly-owned subsidiary of the Company in China. On October 13, 2011, the Company entered into a settlement for $3.8 million with the Securities and Exchange Commission to resolve allegations concerning potential violations of the FCPA at CWV. (See Note 14)

        In May 2009, the Company liquidated its TEAM business, located in Ammanford, U.K. TEAM custom designed and manufactured manipulated pipe and hose tubing assemblies and served the heating, ventilation and air conditioning and automotive markets in Western Europe. Management determined the business no longer fit strategically with the Company and that a sale of TEAM was not feasible. On May 22, 2009, the Company appointed an administrator for TEAM under the United Kingdom Insolvency Act of 1986. During the administration process, the administrator had sole control over, and responsibility for, TEAM's operations, assets and liabilities. The Company deconsolidated TEAM when the administrator obtained control of TEAM. The deconsolidation resulted in the recognition of a $18.1 million pre-tax non-cash loss. The Company evaluated the operations of TEAM and determined that it would not have a continuing involvement in TEAM's operations and cash flows. As a result of the loss of control, TEAM's cash flows and operations were eliminated from the continuing operations of the Company. As such, the Company classified TEAM's results of operations and the loss from deconsolidation as discontinued operations for all periods presented.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(3) Discontinued Operations (Continued)

        Condensed operating statements for discontinued operations are summarized below:

	Years Ended December 31,
	2011	2010	2009
	(in millions)
Operating income (loss)—TEAM	$—	$—	$(0.3)
Operating income (loss)—CWV	1.7	(5.7)	(5.3)
Costs and expenses—Municipal Water Group	—	—	(0.3)
Write down of net assets—CWV	—	(0.1)	(8.5)
Adjustments to reserves for litigation—Municipal Water Group	—	(0.1)	9.5
Gain (loss) on disposal—TEAM	0.2	(0.1)	(18.0)

Income (loss) before income taxes	1.9	(6.0)	(22.9)
Income tax benefit (expense)	(0.2)	1.7	(0.7)

Income (loss) from discontinued operations, net of taxes	$1.7	$(4.3)	$(23.6)

        The Company did not recognize any tax benefits on the write down of net assets of CWV as the Company does not believe that it is more likely than not that the tax benefits would be realized.

        Revenues reported in discontinued operations are as follows:

	Years Ended December 31,
	2011	2010	2009
	(in millions)
Revenues—CWV	$—	$—	$11.5
Revenues—TEAM	—	—	2.6

Total revenues—discontinued operations	$—	$—	$14.1

        The carrying amounts of major classes of assets and liabilities at December 31, 2011 and December 31, 2010 associated with discontinued operations are as follows:

	December 31, 2011	December 31, 2010
	(in millions)
Prepaid expenses and other assets	$—	0.4
Deferred income taxes	—	1.4

Assets of discontinued operations	$—	$1.8

Accrued expenses and other liabilities	—	5.8

Liabilities of discontinued operations	$—	$5.8

(4) Restructuring and Other Charges, Net

        The Company's Board of Directors approves all major restructuring programs that involve the discontinuance of product lines or the shutdown of facilities. From time to time, the Company takes additional restructuring actions, including involuntary terminations that are not part of a major

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(4) Restructuring and Other Charges, Net (Continued)

program. The Company accounts for these costs in the period that the individual employees are notified or the liability is incurred. These costs are included in restructuring and other charges in the Company's consolidated statements of operations. In 2011, the Board approved an integration program in association with the acquisition of Socla. The program was designed to integrate certain operations and management structures in the Watts and Socla organizations with a total estimated pre-tax cost of $6.4 million with costs being incurred through 2012. As of December 31, 2011, the Company revised its forecast to $5.1 million due to reduced expected severance costs.

        During 2011, the Company initiated several other actions that were not part of a major program. In September 2011, the Company announced a plan of termination that would result in a reduction of approximately 10% of North American non-direct payroll costs. The Company recorded a charge of $1.1 million for severance in connection with the plan during the year ended December 31, 2011. Also in 2011, the Company initiated restructuring activities with respect to the Company's operating facilities in Europe, which included the closure of a facility. The Europe restructuring activities are expected to include pre-tax costs of approximately $2.6 million, including costs for severance and shut down costs. The total net after-tax charge is $1.8 million with costs being incurred through 2012. Total costs incurred during 2011 were $2.5 million, primarily for severance. In addition, the Company recorded income in restructuring and other charges related to the reduction in the contingent liability for the anticipated earnout payment in connection with the BRAE acquisition of $1.2 million.

        A summary of the pre-tax cost by restructuring program is as follows:

	Years Ended December 31,
	2011	2010	2009
	(in millions)
Restructuring costs:
2007 Actions	$—	$1.0	$3.2
2009 Actions	—	1.8	9.3
2010 Actions	3.3	11.1	4.6
2011 Actions	3.1	—	—
Other Actions	3.6	0.2	1.8

Total restructuring costs incurred	10.0	14.1	18.9
Income related to contingent liability reduction	(1.2)	—	—
Less: amounts included in cost of goods sold	—	(1.5)	(1.7)

Total restructuring and other charges	$8.8	$12.6	$17.2

        The Company recorded net pre-tax restructuring and other charges in its business segments as follows:

	Years Ended December 31,
	2011	2010	2009
	(in millions)
North America	$1.2	$4.1	$4.3
Europe	8.6	9.2	5.9
Asia	0.2	0.8	8.7

Total	$10.0	$14.1	$18.9

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(4) Restructuring and Other Charges, Net (Continued)

        Also, during 2011, the Company recorded a tax charge of $1.1 million related to restructuring in France offset by a tax benefit of $4.2 million realized in connection with the disposition of TWVC.

2011 Actions

        The following table summarizes the total expected, incurred and remaining pre-tax costs for the 2011 Socla integration program:

Reportable Segment	Total Expected Costs	Incurred through December 31 2011	Remaining Costs at December 31, 2011
	(in millions)
Europe	$4.9	$2.9	$2.0
Asia	0.2	0.2	—

Total	$5.1	$3.1	$2.0

        The Company expects to spend the remaining costs by the end of 2012.

        Details of the Company's 2011 Socla integration reserves for the year ended December 31, 2011 are as follows:

	Severance	Facility exit and other	Total
	(in millions)
Balance at December 31, 2010	$—	$—	$—
Net pre-tax restructuring charges	3.1	—	3.1
Utilization and foreign currency impact	(2.7)	—	(2.7)

Balance at December 31, 2011	$0.4	$—	$0.4

        The Company expects to exhaust the remaining reserve by mid-2012.

        The following table summarizes expected, incurred and remaining costs for 2011 Socla integration actions by type:

	Severance	Facility exit and other	Total
	(in millions)
Expected costs	$5.1	$—	$5.1
Costs Incurred—2011	(3.1)	—	(3.1)

Remaining costs at December 31, 2011	$2.0	$—	$2.0

2010 Actions

        On February 8, 2010, the Board approved a restructuring program with respect to the Company's operating facilities in France. The restructuring program included the consolidation of five facilities into two facilities. The program was originally expected to include pre-tax charges totaling approximately $12.5 million, including costs for severance, relocation, clean-up and certain asset write-downs. The Company revised its forecast to $16.5 million primarily to reflect additional severance and legal costs.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(4) Restructuring and Other Charges, Net (Continued)

The Company recorded certain severance costs related to this program in 2009 as the amounts related to contractual or statutory obligations. This program is complete.

        On September 13, 2010, the Board approved a restructuring program with respect to certain of the Company's operating facilities in the United States. The restructuring program included the shutdown of two manufacturing facilities in North Carolina. Operations at these facilities have been consolidated into the Company's manufacturing facilities in New Hampshire, Missouri and other locations. The program originally included pre-tax charges totaling approximately $4.9 million, including costs for severance, shutdown costs and equipment write-downs and pre-tax training and pre-production set-up costs of approximately $2.0 million. The Company revised its forecast to $2.5 million due to reduced shutdown costs. The total net after-tax charge for this restructuring program was approximately $1.5 million. The restructuring program is expected to be completed in the first quarter of 2012.

        The following table summarizes the total expected, incurred and remaining pre-tax costs for the 2010 Europe and North America footprint consolidation-restructuring programs by the Company's reportable segments:

	Total Expected Costs	Incurred through December 31, 2010	Additional Costs incurred through December 31, 2011	Remaining Costs
	(in millions)
Europe	$16.5	$13.7	$2.8	$—
North America	2.5	2.0	0.5	$—

Total	$19.0	$15.7	$3.3	$—

        Details of the Company's 2010 Europe and North America footprint consolidation-restructuring program reserves through December 31, 2011 are as follows:

	Severance	Asset write- downs	Facility exit and other	Total
	(in millions)
Balance at December 31, 2008	$—	$—	$—	$—
Net pre-tax restructuring charges	4.2	—	0.4	4.6
Utilization and foreign currency impact	—	—	(0.4)	(0.4)

Balance at December 31, 2009	4.2	—	—	4.2
Net pre-tax restructuring charges	4.9	1.7	4.5	11.1
Utilization and foreign currency impact	(1.7)	(1.7)	(4.5)	(7.9)

Balance at December 31, 2010	$7.4	$—	$—	$7.4
Net pre-tax restructuring charges	1.5	0.5	1.3	3.3
Utilization and foreign currency impact	(6.0)	(0.5)	(1.3)	(7.8)

Balance at December 31, 2011	$2.9	$—	$—	$2.9

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(4) Restructuring and Other Charges, Net (Continued)

        The following table summarizes expected, incurred and remaining costs for the Company's 2010 Europe and North America footprint consolidation-restructuring actions by type:

	Severance	Asset write- downs	Facility exit and other	Total
	(in millions)
Expected costs	$10.6	$2.2	$6.2	$19.0
Costs incurred—2009	(4.2)	—	(0.4)	(4.6)
Costs incurred—2010	(4.9)	(1.7)	(4.5)	(11.1)
Costs incurred—2011	(1.5)	(0.5)	(1.3)	(3.3)

Remaining costs at December 31, 2011	$—	$—	$—	$—

2009 Actions

        In February 2009, the Board approved a plan to consolidate its manufacturing footprint in North America and Asia. The final plan provided for the closure of two plants, with those operations being moved to existing facilities in either North America or Asia or relocated to a new central facility in the United States. The project was completed in 2010.

        The following table summarizes the total estimated pre-tax charges expected, incurred and remaining cost for the footprint consolidation- restructuring program initiated in 2009 by the Company's reportable segments:

	Total Expected Costs	Incurred through December 31, 2010	Remaining Costs
		(in millions)
North America	$1.9	$1.9	$—
Asia	9.2	9.2	—

Total	$11.1	$11.1	$—

        Details of the Company's footprint consolidation-restructuring program through December 31, 2010 are as follows:

	Severance	Asset write- downs	Facility exit and other	Total
	(in millions)
Balance at December 31, 2008	$—	$—	$—	$—
Net pre-tax restructuring charges	1.7	7.5	0.1	9.3
Utilization	(1.7)	(7.5)	(0.1)	(9.3)

Balance at December 31, 2009	—	—	—	—
Net pre-tax restructuring charges	0.7	0.1	1.0	1.8
Utilization	(0.7)	(0.1)	(1.0)	(1.8)

Balance at December 31, 2010	$—	$—	$—	$—

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(5) Business Acquisitions and Disposition

Socla

        On April 29, 2011, the Company completed the acquisition of Danfoss Socla S.A.S and the related water controls business of certain other entities controlled by Danfoss A/S, in a share and asset purchase transaction (collectively, "Socla"). The aggregate consideration paid was EUR 120.0 million, less EUR 3.7 million in working capital and related adjustments. The net purchase price of EUR 116.3 million was financed with cash on hand and euro-based borrowings under our Credit Agreement. The net purchase price was equal to approximately $172.4 million based on the exchange rate of Euro to U.S. dollars as of April 29, 2011.

        Socla is a manufacturer of water protection valves and flow control solutions for the water market and the heating, ventilation and air conditioning market. Its major product lines include backflow preventers, check valves and pressure reducing valves. Socla is based in France, and its products are distributed for commercial, residential, municipal and industrial use. Socla's annual revenue for 2010 was approximately $130.0 million. Socla strengthens the Company's European plumbing and flow control products and also adds to its HVAC product line.

        The Company is accounting for the transaction as a business combination. The Company completed a preliminary purchase price allocation that resulted in the recognition of $78.8 million in goodwill and $40.6 million in intangible assets. Intangible assets consist primarily of customer relationships with estimated lives of 10 years and trade names with either 20-year lives or indefinite lives. The goodwill is attributable to the workforce of Socla and the synergies that are expected to arise as a result of the acquisition. The goodwill is not expected to be deductible for tax purposes. The following table summarizes the preliminary value of the assets and liabilities acquired (in millions):

Cash	$7.4
Accounts receivable	28.2
Inventory	24.6
Fixed assets	46.8
Other assets	6.5
Intangible assets	40.6
Goodwill	78.8
Accounts payable	(8.2)
Accrued expenses and other	(19.2)
Deferred tax liability	(22.3)
Debt	(10.8)

Purchase price	$172.4

        The purchase price allocation for the acquisition noted above is preliminary pending the final determinations of fair values of intangible assets and certain assumed assets and liabilities.

        The consolidated statement of operations includes the results of Socla since the acquisition date and includes $94.8 million of revenues and $1.6 million of operating income, which includes acquisition accounting charges of $4.7 million and restructuring charges of $2.7 million.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(5) Business Acquisitions and Disposition (Continued)

Supplemental pro-forma information (unaudited)

        Had the Company completed the acquisition of Socla at the beginning of 2010, net sales, net income from continuing operations and earnings per share from continuing operations would have been as follows:

	Year Ended
Amounts in millions (except per share information)	December 31, 2011	December 31, 2010
Net sales	$1,484.0	$1,404.4
Net income from continuing operations	$70.7	$67.1
Net income per share:
Basic EPS—continuing operations	$1.90	$1.80
Diluted EPS—continuing operations	$1.89	$1.79

        Net income from continuing operations for the year ended December 31, 2011 and December 31, 2010 was adjusted to include $0.7 million and $2.1 million, respectively, of net interest expense related to the financing and $0.8 million and $2.3 million, respectively, of net amortization expense resulting from the estimated allocation of purchase price to amortizable tangible and intangible assets. Net income from continuing operations for the year ended December 31, 2011 and December 31, 2010 was also adjusted to exclude $4.3 million and $1.5 million, respectively, of net acquisition-related charges and third-party costs.

Austroflex

        On June 28, 2010, the Company acquired 100% of the outstanding stock of Austroflex for approximately $33.7 million. Austroflex is an Austrian-based manufacturer of pre-insulated flexible pipe systems for district heating, solar applications and under-floor radiant heating systems. The acquisition of Austroflex provides the Company with a full range of pre-insulated PEX tubing, pre-insulated solar tubes, under-floor heating insulation, and distribution capability and positions the Company as a major supplier of pre-insulated pipe systems in Europe. The Company completed a purchase price allocation that resulted in the recognition of $17.2 million of intangible assets and $12.3 million of goodwill. Intangible assets were based on fair value estimates and are comprised primarily of customer relationships with estimated useful lives of 8 years and trade names with indefinite lives. Goodwill is expected to be tax deductible up to a certain limit established under Austrian tax rules. Austroflex had annual sales prior to the acquisition of approximately $23.0 million. In 2011, the Company determined that the prospects for Austroflex, part of the Europe segment, were lower than originally estimated due to current operating profits being below plan and tempered future growth expectations. (See Note 2)

BRAE

        On April 13, 2010, the Company acquired 100% of the outstanding stock of BRAE located in Oakboro, North Carolina for up to $5.3 million, net of cash acquired. Of the total purchase price, $0.5 million was paid at closing and the remaining $4.8 million is contingent upon BRAE achieving a certain performance metric during the year ending December 31, 2014, which, to the extent achieved, is expected to be paid in cash in 2015. The Company recognized a liability of $1.9 million as an estimate of the acquisition date fair value of the contingent consideration, based on the net present value of $3.7 million which is derived from the weighted probability of achievement of the performance metric as of the date of the acquisition. Failure to meet the performance metric would reduce this liability to $0,

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(5) Business Acquisitions and Disposition (Continued)

while complete achievement would increase this liability to the full remaining purchase price of $4.8 million. Any change in the fair value of the acquisition-related contingent consideration subsequent to the acquisition date is recognized in earnings in the period the estimated fair value changes. The excess fair value of the consideration transferred over the fair value of the net assets acquired of $2.7 million was allocated to goodwill and trade name. None of the goodwill is expected to be tax deductible. BRAE is a provider of engineered rain water harvesting solutions and addresses the commercial, industrial and residential markets. BRAE had annual sales prior to the acquisition of approximately $2.0 million. In 2011, the Company determined that the future prospects for BRAE were lower than originally estimated as future sales growth expectations have been tempered since the acquisition. (See Note 2)

        The results of operations for BRAE are included in the Company's North America segment and the results of operations of Austroflex are included in the Company's Europe segment since their respective acquisition dates and were not material to the Company's consolidated financial statements. The results of Socla are included in all three operating segments since acquisition date, with the majority of its operations recorded in the European segment.

        In March 2010, in connection with the Company's manufacturing footprint consolidation, the Company closed the operations of Tianjin Watts valve Company Ltd. (TWVC) and relocated its manufacturing to other facilities. On April 12, 2010, the Company signed a definitive equity transfer agreement with a third party to sell the Company's equity ownership and remaining assets of TWVC. The sale was finalized in the fourth quarter of 2011. The Company received net proceeds of approximately $6.1 million from the sale. The Company recognized a net pre-tax gain of $7.7 million and an after-tax gain of approximately $11.4 million, or $0.30 per share, relating mainly to the recognition of a cumulative translation adjustment and a tax benefit related to the reversal of a tax clawback in China.

(6) Inventories, net

        Inventories consist of the following:

	December 31,
	2011	2010
	(in millions)
Raw materials	$107.7	$101.9
Work in process	28.7	19.9
Finished goods	147.8	143.8

	$284.2	$265.6

        Raw materials, work-in-process and finished goods are net of valuation reserves of $26.2 million and $23.9 million as of December 31, 2011 and 2010, respectively. Finished goods of $13.3 million and $14.7 million as of December 31, 2011 and 2010, respectively, were consigned.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(7) Property, Plant and Equipment

        Property, plant and equipment consist of the following:

	December 31,
	2011	2010
	(in millions)
Land	$15.6	$13.3
Buildings and improvements	153.7	132.1
Machinery and equipment	318.0	297.8
Construction in progress	7.5	7.3

	494.8	450.5
Accumulated depreciation	(268.1)	(253.0)

	$226.7	$197.5

(8) Income Taxes

        The significant components of the Company's deferred income tax liabilities and assets are as follows:

	December 31,
	2011	2010
	(in millions)
Deferred income tax liabilities:
Excess tax over book depreciation	$21.0	$13.7
Intangibles	33.6	29.3
Other	15.6	12.8

Total deferred tax liabilities	70.2	55.8
Deferred income tax assets:
Accrued expenses	17.9	17.9
Net operating loss carry-forward	6.5	8.1
Inventory reserves	8.1	9.4
Pension—accumulated other comprehensive income	12.0	15.8
Other	15.1	15.6

Total deferred tax assets	59.6	66.8
Less: valuation allowance	(9.1)	(9.1)

Net deferred tax assets	50.5	57.7

Net deferred tax assets (liabilities)	$(19.7)	$1.9

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(8) Income Taxes (Continued)

        The provision for income taxes from continuing operations is based on the following pre-tax income:

	Years Ended December 31,
	2011	2010	2009
	(in millions)
Domestic	$40.0	$43.5	$21.5
Foreign	51.5	51.0	50.8

	$91.5	$94.5	$72.3

        The provision for income taxes from continuing operations consists of the following:

	Years Ended December 31,
	2011	2010	2009
	(in millions)
Current tax expense:
Federal	$7.2	$12.0	$1.9
Foreign	18.6	20.5	23.5
State	1.9	2.9	0.6

	27.7	35.4	26.0

Deferred tax expense (benefit):
Federal	5.3	1.6	6.8
Foreign	(7.3)	(5.9)	(3.3)
State	1.1	0.3	1.8

	(0.9)	(4.0)	5.3

	$26.8	$31.4	$31.3

        Actual income taxes reported from continuing operations are different than would have been computed by applying the federal statutory tax rate to income from continuing operations before income taxes. The reasons for this difference are as follows:

	Years Ended December 31,
	2011	2010	2009
	(in millions)
Computed expected federal income expense	$32.0	$33.0	$25.3
State income taxes, net of federal tax benefit	2.0	2.1	1.5
Foreign tax rate differential	(2.6)	(3.3)	2.5
China tax clawback	(4.2)	—	—
Other, net	(0.4)	(0.4)	2.0

	$26.8	$31.4	$31.3

        At December 31, 2011, the Company has foreign net operating loss carry forwards of $24.4 million for income tax purposes; $2.4 million of the losses can be carried forward indefinitely, $7.4 million of the losses expire in 2016, $5.4 million expire in 2017, and $9.2 million expire between 2018-2020. The net operating losses consist of $2.4 million related to Austrian operations, $19.2 million to Dutch operations, and $2.8 related to Chinese operations.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(8) Income Taxes (Continued)

        At December 31, 2011, the Company had a valuation allowance of $9.1 million, all of which relates to U.S. capital losses. Management believes it is not more likely than not that the Company would use such losses within the applicable carry forward period. The Company does not have a valuation allowance with respect to other deferred tax assets, as management believes that it is more likely than not that the Company will recover the net deferred tax assets.

        Enacted changes in income tax laws had no material effect on the Company in 2011, 2010 or 2009.

        Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $282.2 million at December 31, 2011, $313.0 million at December 31, 2010, and $320.3 million at December 31, 2009. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been recorded thereon. Upon distribution of those earnings, in the form of dividends or otherwise, the Company will be subject to withholding taxes payable to the various foreign countries. Determination of the amount of U.S. income tax liability that would be incurred is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits may be available to reduce some portion of any U.S. income tax liability. Withholding taxes of approximately $7.8 million would be payable upon remittance of all previously unremitted earnings at December 31, 2011.

(9) Accrued Expenses and Other Liabilities

        Accrued expenses and other liabilities consist of the following:

	December 31,
	2011	2010
	(in millions)
Commissions and sales incentives payable	$39.5	$35.9
Accrued product liability and workers' compensation	30.5	29.4
Other	39.0	43.0
Income taxes payable	0.2	7.3

	$109.2	$115.6

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(10) Financing Arrangements

        Long-term debt consists of the following:

	December 31,
	2011	2010
	(in millions)
5.85% notes due April 2016	$225.0	$225.0
5.47% notes due May 2013	75.0	75.0
5.05% notes due June 2020	75.0	75.0
Revolving credit facility—Eurocurrency loans accruing at LIBOR or Euro Libor plus an applicable percentage (2.96% as of December 31, 2011)	13.0	—
Other—consists primarily of European borrowings (at interest rates ranging from 5.0% to 6.0%)	11.4	3.7

	399.4	378.7
Less Current Maturities	2.0	0.7

	$397.4	$378.0

        Principal payments during each of the next five years and thereafter are due as follows (in millions): 2012—$2.0; 2013—$77.1; 2014—$2.2; 2015—$18.1; 2016—$225.0 and thereafter—$75.0.

        The Company maintains letters of credit that guarantee its performance or payment to third parties in accordance with specified terms and conditions. Amounts outstanding were approximately $34.9 million as of December 31, 2011 and December 31, 2010. The Company's letters of credit are primarily associated with insurance coverage and to a lesser extent foreign purchases. The Company's letters of credit generally expire within one year of issuance and are drawn down against the revolving credit facility. These instruments may exist or expire without being drawn down. Therefore, they do not necessarily represent future cash flow obligations.

        On June 18, 2010, the Company entered into a note purchase agreement with certain institutional investors (the 2010 Note Purchase Agreement). Pursuant to the 2010 Note Purchase Agreement, the Company issued senior notes of $75.0 million in principal, due June 18, 2020. The Company will pay interest on the outstanding balance of the Notes at the rate of 5.05% per annum, payable semi-annually on June 18 and December 18 until the principal on the Notes shall become due and payable. The Company may, at its option, upon notice, and subject to the terms of the 2010 Note Purchase Agreement, prepay at any time all or part of the Notes in an amount not less than $1 million by paying the principal amount plus a make-whole amount (as defined in the 2010 Note Purchase Agreement). The 2010 Note Purchase Agreement includes operational and financial covenants, with which the Company is required to comply, including, among others, maintenance of certain financial ratios and restrictions on additional indebtedness, liens and dispositions. As of December 31, 2011, the Company was in compliance with all covenants related to the 2010 Note Purchase Agreement.

        On June 18, 2010, the Company entered into a credit agreement (the Credit Agreement) among the Company, certain subsidiaries of the Company who become borrowers under the Credit Agreement, Bank of America, N.A., as Administrative Agent, swing line lender and letter of credit issuer, and the other lenders referred to therein. The Credit Agreement provides for a $300 million, five-year, senior unsecured revolving credit facility which may be increased by an additional $150 million under certain circumstances and subject to the terms of the Credit Agreement. The Credit Agreement has a sublimit of up to $75.0 million in letters of credit. Borrowings outstanding under the

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(10) Financing Arrangements (Continued)

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

        Under the Credit Agreement, the Company is required to satisfy and maintain specified financial ratios and other financial condition tests. As of December 31, 2011, the Company was in compliance with all covenants related to the Credit Agreement and had $252.4 million of unused and available credit under the Credit Agreement, $34.6 million of stand-by letters of credit outstanding on the Credit Agreement and $13.0 million in euro-based borrowings under the Credit Agreement.

        On April 27, 2006, the Company completed a private placement of $225.0 million of 5.85% senior unsecured notes due April 2016 (the 2006 Note Purchase Agreement). The 2006 Note Purchase Agreement includes operational and financial covenants, with which the Company is required to comply, including, among others, maintenance of certain financial ratios and restrictions on additional indebtedness, liens and dispositions. Events of default under the 2006 Note Purchase Agreement include failure to comply with its financial and operational covenants, as well as bankruptcy and other insolvency events. The Company may, at its option, upon notice to the note holders, prepay at any time all or part of the Notes in an amount not less than $1.0 million by paying the principal amount plus a make-whole amount, which is dependent upon the yield of respective U.S. Treasury securities. As of December 31, 2011, the Company was in compliance with all covenants related to the 2006 Note Purchase Agreement. The payment of interest on the senior unsecured notes is due semi-annually on April 30th and October 30th of each year.

        On May 15, 2003, the Company completed a private placement of $125.0 million of senior unsecured notes consisting of $50.0 million principal amount of 4.87% senior notes due 2010 and $75.0 million principal amount of 5.47% senior notes due May 2013. The payment of interest on the senior unsecured notes is due semi-annually on May 15th and November 15th of each year. In May 2010, the Company repaid $50.0 million in principal of 4.87% senior notes due upon maturity. As of December 31, 2011, the Company was in compliance with all covenants related to the note purchase agreement.

(11) Common Stock

        The Class A Common Stock and Class B Common Stock have equal dividend and liquidation rights. Each share of the Company's Class A Common Stock is entitled to one vote on all matters submitted to stockholders and each share of Class B Common Stock is entitled to ten votes on all such matters. Shares of Class B Common Stock are convertible into shares of Class A Common Stock, on a one-to-one basis, at the option of the holder. As of December 31, 2011, the Company has reserved a

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(11) Common Stock (Continued)

total of 3,260,320 of Class A Common Stock for issuance under its stock-based compensation plans and 6,953,680 shares for conversion of Class B Common Stock to Class A Common Stock.

        On August 2, 2011 the Company announced that the Board of Directors had authorized a stock repurchase program for up to one million shares of Class A Common Stock. The Company also announced the discontinuance of the previous stock repurchase program, which was originally announced on November 9, 2007. During the three months ended October 2, 2011, the Company repurchased the entire one million shares of Class A Common Stock authorized by the Board of Directors at a cost of $27.2 million. As a result of such repurchases, the Company's August 2011 repurchase program expired by its terms.

(12) Stock-Based Compensation

        As of December 31, 2011, the Company maintained three stock incentive plans under which key employees and outside directors have been granted incentive stock options (ISOs) and nonqualified stock options (NSOs) to purchase the Company's Class A Common Stock. Only one plan, the 2004 Stock Incentive Plan, is currently available for the grant of new equity awards, which are currently being granted only to employees. Stock options granted under prior plans became exercisable over a five-year period at the rate of 20% per year and expire ten years after the date of grant. Under the 2004 Stock Incentive Plan, options become exercisable over a four-year period at the rate of 25% per year and expire ten years after the grant date. ISOs and NSOs granted under the plans may have exercise prices of not less than 100% and 50% of the fair market value of the Class A Common Stock on the date of grant, respectively. The Company's current practice is to grant all options at fair market value on the grant date. At December 31, 2011, 1,596,082 shares of Class A Common Stock were authorized for future grants of new equity awards under the Company's stock incentive plans.

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

2004 Stock Incentive Plan

        At December 31, 2011, total unrecognized compensation cost related to the unvested stock options was approximately $4.9 million with a total weighted average remaining term of 3.0 years. For 2011, 2010 and 2009, the Company recognized compensation cost of $1.6 million, $1.7 million and $1.7 million, respectively, in selling, general and administrative expenses. The Company recognized additional stock compensation expense in 2011 related to unvested stock options of approximately $2.2 million in connection with the modification of our former CEO's options related to his separation agreement.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(12) Stock-Based Compensation (Continued)

        The following is a summary of stock option activity and related information:

	Years Ended December 31,
	2011			2010		2009
	Options	Weighted Average Exercise Price	Weighted Average Intrinsic Value	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
	(Options in thousands)
Outstanding at beginning of year	1,303	$29.00		1,300	$26.25	1,216	$26.07
Granted	295	29.39		282	33.65	214	26.34
Cancelled/Forfeitures	(78)	30.38		(94)	23.33	(101)	27.63
Exercised	(248)	21.68		(185)	19.69	(29)	14.23

Outstanding at end of year	1,272	$30.43	$3.78	1,303	$29.00	1,300	$26.25

Exercisable at end of year	745	$30.61	$3.60	769	$27.56	882	$24.98

        As of December 31, 2011, the aggregate intrinsic values of exercisable options were approximately $2.7 million, representing the total pre-tax intrinsic value, based on the Company's closing Class A Common Stock price of $34.21 as of December 31, 2011, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised for 2011, 2010 and 2009 was approximately $3.9 million, $2.7 million and $0.3 million, respectively.

        Upon exercise of options, the Company issues shares of Class A Common Stock.

        The following table summarizes information about options outstanding at December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(Options in thousands)
$14.09–$17.60	16	1.56	$17.46	16	$17.46
$17.61–$28.16	247	5.86	25.88	180	25.71
$28.17–$31.68	406	8.60	29.15	106	29.35
$31.69–$35.21	603	6.55	33.60	443	33.51

	1,272	7.03	$30.43	745	$30.61

        The fair value of each option granted under the 2004 Stock Incentive Plan is estimated on the date of grant, using the Black-Scholes-Merton Model, based on the following weighted average assumptions:

	Years Ended December 31,
	2011	2010	2009
Expected life (years)	6.0	6.0	6.0
Expected stock price volatility	40.9%	41.3%	41.2%
Expected dividend yield	1.5%	1.3%	1.7%
Risk-free interest rate	1.6%	1.9%	2.8%

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(12) Stock-Based Compensation (Continued)

        The risk-free interest rate is based upon the U.S. Treasury yield curve at the time of grant for the respective expected life of the option. The expected life (estimated period of time outstanding) of options and volatility were calculated using historical data. The expected dividend yield of stock is the Company's best estimate of the expected future dividend yield. The Company applied an estimated forfeiture rate of 6.75% for 2011, 2010 and 2009, for its stock options. These rates were calculated based upon historical activity and are an estimate of granted shares not expected to vest. If actual forfeitures differ from the expected rates, the Company may be required to make additional adjustments to compensation expense in future periods.

        The above assumptions were used to determine the weighted average grant-date fair value of stock options of $10.19, $12.36 and $9.70 for the years ended December 31, 2011, 2010 and 2009, respectively.

        The following is a summary of unvested restricted stock activity and related information:

	Years Ended December 31,
	2011		2010		2009
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Unvested at beginning of year	162	$31.39	117	$28.20	115	$31.28
Granted	115	29.51	105	33.65	86	26.21
Cancelled/Forfeitures	(14)	31.12	(7)	28.09	(16)	29.15
Vested	(110)	30.94	(53)	29.24	(68)	30.62

Unvested at end of year	153	$30.33	162	$31.39	117	$28.20

        The total fair value of shares vested during 2011, 2010 and 2009 was $2.5 million, $1.5 million and $2.1 million, respectively. At December 31, 2011, total unrecognized compensation cost related to unvested restricted stock was approximately $3.8 million with a total weighted average remaining term of 2.2 years. For 2011, 2010 and 2009, the Company recognized compensation costs of $2.4 million, $1.8 million and $2.0 million, respectively, in selling, general and administrative expenses. The Company recognized additional stock compensation expense in 2011 related to restricted stock of approximately $0.8 million in connection with the modification of our former CEO's stock awards related to his separation agreement.

        The Company applied an estimated forfeiture rate of 9.0%, 9.75% and 5.2% for 2011, 2010 and 2009, respectively, for restricted stock issued to key employees. The aggregate intrinsic value of restricted stock granted and outstanding approximated $5.5 million representing the total pre-tax intrinsic value based on the Company's closing Class A Common Stock price of $34.21 as of December 31, 2011.

Management Stock Purchase Plan

        Total unrecognized compensation cost related to unvested RSUs was approximately $1.9 million at December 31, 2011 with a total weighted average remaining term of 1.7 years. For 2011, 2010 and 2009 the Company recognized compensation cost of $1.3 million, $1.2 million and $1.2 million, respectively, in selling, general and administrative expenses. Dividends declared for RSUs, that are paid to individuals, that remain unpaid at December 31, 2011 total approximately $0.3 million.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(12) Stock-Based Compensation (Continued)

        A summary of the Company's RSU activity and related information is shown in the following table:

	Years Ended December 31,
	2011			2010		2009
	RSUs	Weighted Average Purchase Price	Weighted Average Intrinsic Value	RSUs	Weighted Average Purchase Price	RSUs	Weighted Average Purchase Price
	(RSU's in thousands)
Outstanding at beginning of period	361	$16.92		350	$18.13	297	$21.86
Granted	99	25.15		159	19.87	150	13.25
Cancelled/Forfeitures	(10)	20.92		(21)	16.68	(7)	18.08
Settled	(58)	18.01		(127)	23.95	(90)	22.31

Outstanding at end of period	392	$18.74	$15.47	361	$16.92	350	$18.13

Vested at end of period	157	$15.57	$18.64	105	$15.21	131	$21.12

        As of December 31, 2011, the aggregate intrinsic values of outstanding and vested RSUs were approximately $6.1 million and $2.9 million, respectively, representing the total pre-tax intrinsic value, based on the Company's closing Class A Common Stock price of $34.21 as of December 31, 2011, which would have been received by the RSUs holders had all RSUs settled as of that date. The total intrinsic value of RSUs settled for 2011, 2010 and 2009 was approximately $1.2 million, $0.7 million and $0.1 million, respectively. Upon settlement of RSUs, the Company issues shares of Class A Common Stock.

        The following table summarizes information about RSUs outstanding at December 31, 2011:

	RSUs Outstanding			RSUs Vested
Range of Purchase Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Purchase Price	Number Vested	Weighted Average Purchase Price
	(RSUs in thousands)
$7.04–$10.56	17	2.1	$10.38	17	$10.38
$10.57–$17.60	123	0.2	13.25	82	13.25
$17.61–$21.11	150	1.2	19.86	51	19.84
$21.12–$24.64	3	3.3	22.42	3	22.42
$24.65–$25.73	99	2.3	25.17	4	25.73

	392	1.2	$18.74	157	$15.57

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(12) Stock-Based Compensation (Continued)

        The fair value of each share issued under the Management Stock Purchase Plan is estimated on the date of grant, using the Black-Scholes-Merton Model, based on the following weighted average assumptions:

	Years Ended December 31,
	2011	2010	2009
Expected life (years)	3.0	3.0	3.0
Expected stock price volatility	44.9%	45.6%	45.0%
Expected dividend yield	1.2%	1.5%	2.2%
Risk-free interest rate	1.2%	1.5%	1.4%

        The risk-free interest rate is based upon the U.S. Treasury yield curve at the time of grant for the respective expected life of the RSUs. The expected life (estimated period of time outstanding) of RSUs and volatility were calculated using historical data. The expected dividend yield of stock is the Company's best estimate of the expected future dividend yield. The Company applied an estimated forfeiture rate of 6.3%, 6.3% and 5.2% for 2011, 2010 and 2009, respectively, for its RSUs. These rates were calculated based upon historical activity and are an estimate of granted shares not expected to vest. If actual forfeitures differ from the expected rates, the Company may be required to make additional adjustments to compensation expense in future periods.

        The above assumptions were used to determine the weighted average grant-date fair value of RSUs granted of $16.25, $12.81 and $8.14 during 2011, 2010 and 2009, respectively.

        The Company distributed dividends of $0.44 per share for each of 2011, 2010 and 2009 on the Company's Class A Common Stock and Class B Common Stock.

(13) Employee Benefit Plans

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

        On October 31, 2011, the Company's Board of Directors voted to cease accruals effective December 31, 2011 under both the Company's Pension Plan and Supplemental Employees Retirement Plan. The Company recorded a curtailment charge of approximately $1.5 million to write-off previously unrecognized prior service costs and reduced the projected benefit obligation by $12.5 million. The Board of Directors also voted to enhance the Company's existing 401 (k) Savings Plan. The net effect of these plan changes is expected to reduce future retirement plans expense by approximately $2.0 million annually.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(13) Employee Benefit Plans (Continued)

        The funded status of the defined benefit plans and amounts recognized in the consolidated balance sheet are as follows:

	December 31,
	2011	2010
	(in millions)
Change in projected benefit obligation
Balance at beginning of the year	$112.6	$96.1
Service cost	5.3	4.6
Administration cost	(0.6)	(1.0)
Interest cost	6.0	5.7
Actuarial loss	13.6	10.2
Benefits paid	(3.2)	(3.0)
Curtailment adjustment	(12.5)	—

Balance at end of year	$121.2	$112.6

Change in fair value of plan assets
Balance at beginning of the year	$90.3	$66.6
Actual gain on assets	14.1	7.4
Employer contributions	7.8	20.3
Administration cost	(0.6)	(1.0)
Benefits paid	(3.2)	(3.0)

Fair value of plan assets at end of the year	$108.4	$90.3

Funded status at end of year	$(12.8)	$(22.3)

        Amounts recognized in the consolidated balance sheet are as follows:

	December 31,
	2011	2010
	(in millions)
Current liabilities	$(0.2)	$(0.1)
Noncurrent liabilities	(12.6)	(22.2)

Net amount recognized	$(12.8)	$(22.3)

        Amounts recognized in accumulated other comprehensive income consist of:

	December 31,
	2011	2010
	(in millions)
Net actuarial loss	$31.1	$39.3
Prior service cost	—	1.7

Net amount recognized	$31.1	$41.0

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(13) Employee Benefit Plans (Continued)

        Information for pension plans with an accumulated benefit obligation in excess of plan assets are as follows:

	December 31,
	2011	2010
	(in millions)
Projected benefit obligation	$13.7	$112.6
Accumulated benefit obligation	$13.7	$102.8
Fair value of plan assets	$—	$90.3

        Information for pension plans with plan assets in excess of accumulated benefit obligation are as follows:

	December 31,
	2011	2010
	(in millions)
Projected benefit obligation	$107.6	$—
Accumulated benefit obligation	$107.6	$—
Fair value of plan assets	$108.4	$—

        The components of net periodic benefit cost are as follows:

	Years Ended December 31,
	2011	2010	2009
	(in millions)
Service cost—benefits earned	$5.3	$4.6	$4.1
Interest costs on benefits obligation	6.0	5.7	5.2
Expected return on assets	(7.5)	(6.0)	(4.0)
Prior service cost amortization	0.3	0.3	0.3
Net actuarial loss amortization	2.7	2.3	3.0
Curtailment charge	1.5	—	—

Net periodic benefit cost	$8.3	$6.9	$8.6

        The estimated net actuarial loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year is $0.6 million.

        Assumptions:

        Weighted-average assumptions used to determine benefit obligations:

	December 31,
	2011	2010
Discount rate	4.80%	5.50%
Rate of compensation increase	N/A	4.00%

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(13) Employee Benefit Plans (Continued)

        Weighted-average assumptions used to determine net periodic benefit costs:

	Years Ended December 31,
	2011	2010	2009
Discount rate	5.50%/4.70%	6.00%	6.00%
Long-term rate of return on assets	7.75%	8.50%	8.50%
Rate of compensation increase	N/A	4.00%	4.00%

        Discount rates are selected based upon rates of return at the measurement date utilizing a bond matching approach to match the expected benefit cash flows. In selecting the expected long-term rate of return on assets, the Company considers the average rate of earnings expected on the funds invested or to be invested to provide for the benefits of this plan. This includes considering the trust's asset allocation and the expected returns likely to be earned over the life of the plan. This basis is consistent with the prior year. The original 2011 discount rate of 5.5% was revised to 4.70% at October 31, 2011, the curtailment date of the plans.

Plan assets:

        The weighted average asset allocations by asset category are as follows:

	December 31,
Asset Category	2011	2010
Equity securities	13.4%	42.5%
Debt securities	77.4	40.2
Other	9.2	17.3

Total	100.0%	100.0%

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

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(13) Employee Benefit Plans (Continued)

        Specific guidelines regarding allocation of assets are followed using a liability driven investment (LDI) strategy. Under a LDI strategy, investments are made based on the expected cash flows required to fund the pension plan's liabilities. This cash flow matching technique requires a plan's asset allocation to be heavily weighted toward fixed income securities. The Company's current allocation target is 80% fixed income, 20% equities and other investments. With the recent plan curtailment, the Company expects this allocation target to increase to 90% or more in fixed income in 2012. Investment performance is monitored on a regular basis and investments are re-allocated to stay within specific guidelines. The securities of any one company or government agency should not exceed 10% of the total fund, and no more than 20% of the total fund should be invested in any one industry. Individual treasury securities may represent 50% of the total fund, while the total allocation to treasury bonds and notes may represent up to 100% of the Plan's aggregate bond position.

        The following table presents the investments in the pension plan measured at fair value at December 31, 2011 and 2010:

	December 31, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Money market funds	$—	$4.9	$—	$4.9	$—	$10.1	$—	$10.1
Equity securities
U.S. equity securities(a)	8.0	—	—	8.0	12.5	—	—	12.5
Non-U.S. equity securities(a)	2.3	—	—	2.3	9.0	—	—	9.0
Other equity securities(b)	4.1	—	—	4.1	16.9	—	—	16.9
Debt securities
U.S. government	19.9	—	—	19.9	10.1	—	—	10.1
U.S. and non-U.S. corporate(c)	—	63.3	—	63.3	—	26.2	—	26.2
Other investments(d)	4.9	1.0	—	5.9	5.2	0.3	—	5.5

Total investments	$39.2	$69.2	$—	$108.4	$53.7	$36.6	$—	$90.3

(a)
Includes investments in common stock from diverse industries

(b)
Includes investments in index and exchange-traded funds

(c)
Includes investment grade bonds from diverse industries

(d)
Includes investments in real estate investment funds, exchange-traded funds, commodity mutual funds and accrued interest

Cash flows:

        The information related to the Company's pension funds cash flow is as follows:

	December 31,
	2011	2010
	(in millions)
Employer Contributions	$7.8	$20.3
Benefit Payments	$3.2	$3.0

        The Company expects to contribute approximately $0.6 million in 2012.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(13) Employee Benefit Plans (Continued)

        Expected benefit payments to be paid by the pension plans are as follows:

(in millions)
During fiscal year ending December 31, 2012	$4.2
During fiscal year ending December 31, 2013	$4.5
During fiscal year ending December 31, 2014	$4.9
During fiscal year ending December 31, 2015	$5.2
During fiscal year ending December 31, 2016	$5.5
During fiscal year ending December 31, 2017 through December 31, 2021	$32.0

        Additionally, substantially all of the Company's domestic employees are eligible to participate in certain 401(k) savings plans. Under these plans, the Company matches a specified percentage of employee contributions, subject to certain limitations. The Company's match contributions (included in selling, general and administrative expense) for the years ended December 31, 2011, 2010 and 2009 was $0.5 million in each year. The Company's largest 401(k) plan will be enhanced beginning January 1, 2012. Under the revised plan, the Company will provide a base contribution of 2% of an employee's salary, regardless of whether the employee participates in the plan. Further, the Company will make a matching contribution of up to 100% of the first 4% of an employee's contribution. Charges for European pension plans approximated $6.2 million, $3.5 million and $2.8 million for the years ended December 31, 2011, 2010 and 2009, respectively. These costs relate to plans administered by certain European subsidiaries, with benefits calculated according to government requirements and paid out to employees upon retirement or change of employment.

        The Company entered into a Supplemental Compensation Agreement (the Agreement) with Timothy P. Horne on September 1, 1996. Per the Agreement, upon ceasing to be an employee of the Company, Mr. Horne must make himself available, as requested by the Board, to work a minimum of 300 but not more than 500 hours per year as a consultant in return for certain annual compensation as long as he is physically able to do so. If Mr. Horne complies with the consulting provisions of the agreement above, he shall receive supplemental compensation on an annual basis of $0.4 million per year, subject to cost of living increases each year, in exchange for the services performed, as long as he is physically able to do so. In the event of physical disability, subsequent to commencing consulting services for the Company, Mr. Horne will continue to receive this payment annually. The payment for consulting services provided by Mr. Horne will be expensed as incurred by the Company. Mr. Horne retired effective December 31, 2002, and therefore the Supplemental Compensation period began on January 1, 2003. In accordance with GAAP, the Company accrues for the future post-retirement disability benefits over the period from January 1, 2003, to the time in which Mr. Horne becomes physically unable to perform his consulting services (the period in which the disability benefits are earned). Mr. Horne is still active as a consultant in accordance with the terms of the Agreement.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(14) Contingencies and Environmental Remediation

Accrual and Disclosure Policy

        The Company is a defendant in numerous legal matters arising from its ordinary course of operations, including those involving product liability, environmental matters and commercial disputes.

        The Company reviews its lawsuits and other legal proceedings on an ongoing basis and follows appropriate accounting guidance when making accrual and disclosure decisions. The Company establishes accruals for matters when the Company assesses that it is probable that a loss has been incurred and the amount of the loss can be reasonable estimated, net of any applicable insurance proceeds. The Company does not establish accruals for such matters when the Company does not believe both that it is probable that a loss has been incurred and the amount of the loss can be reasonable estimated. The Company's assessment of whether a loss is probable is based on its assessment of the ultimate outcome of the matter following all appeals.

        There may continue to be exposure to loss in excess of any amount accrued. When it is possible to estimate the reasonably possible loss or range of loss above the amount accrued for the matters disclosed, that estimate is aggregated and disclosed.

        As of December 31, 2011, the Company estimates that the aggregate amount of reasonably possible loss in excess of the amount accrued for its legal contingencies is approximately $3.3 million pre-tax. With respect to the estimate of reasonably possible loss, management has estimated the upper end of the range of reasonably possible loss based on (i) the amount of money damages claimed, where applicable, (ii) the allegations and factual development to date, (iii) available defenses based on the allegations, and/or (iv) other potentially liable parties. This estimate is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimate will change from time to time, and actual results may vary significantly from the current estimate. In the event of an unfavorable outcome in one or more of the matters described below, the ultimate liability may be in excess of amounts currently accrued, if any, and may be material to the Company's operating results or cash flows for a particular quarterly or annual period. However, based on information currently known to it, management believes that the ultimate outcome of all matters described below, as they are resolved over time, is not likely to have a material effect on the financial position of the Company.

James Jones Litigation

        The Company was party to a lawsuit filed by Nora Armenta in California Superior Court against the Company, James Jones Company, Mueller Co. and Tyco International (the "Armenta case") and a separate lawsuit filed in California Superior Court on behalf of the City of Banning, California and 42 other cities and water districts in California against the Company, James Jones Company and Mueller Co. (the "City of Banning case"). At a mediation session held with the California Superior Court on June 9-10, 2009, the parties to the Armenta case and the City of Banning case agreed in principle to settle both cases. An agreement in principle also was reached in 2009 to settle the related insurance coverage cases Watts Industries, Inc. vs. Zurich American Insurance Company, et al., and Zurich American Insurance Company vs. Watts Industries, Inc., et al., pending in California Superior Court; and Zurich American Insurance Company vs. Watts Industries, Inc. and James Jones Company, pending in the United States District Court for the Northern District of Illinois, Eastern Division. The settlement of the insurance coverage cases was effective and binding upon approval of the settlement of the underlying Armenta case and City of Banning case.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(14) Contingencies and Environmental Remediation (Continued)

        The settlement agreement was approved by the plaintiffs in both the Armenta and City of Banning cases and, at the fairness hearing held November 5, 2009, the California Superior Court approved the settlement of the Armenta case and City of Banning case. Based on the contemporaneous final settlement of the underlying insurance coverage cases, the Company's contribution to the settlement was $15.3 million. As a result of the settlements, all lawsuits and all claims were dismissed. In addition, separate from the settlement, the Company paid its outside counsel an additional $5.0 million for services rendered in connection with the above described litigation.

        As a result of the settlement of the above described litigation, the Company recorded a non-cash, pre-tax gain in discontinued operations of approximately $9.5 million in 2009 to reduce previously recorded estimates of the loss and related fees to the amounts noted above.

Foreign Corrupt Practices Act (FCPA) Settlement

        On October 13, 2011, the Company entered into a settlement with the SEC to resolve allegations concerning potential violations of the FCPA at CWV, a former indirect wholly-owned subsidiary of the Company in China. Under the terms of the settlement, without admitting or denying the SEC's allegations, the Company consented to entry of an administrative cease-and-desist order under the books and records and internal controls provisions of the FCPA. The Company also agreed to pay to the SEC $3.6 million in disgorgement and prejudgment interest, and $0.2 million in penalties.

        The amounts paid by the Company in connection with the settlement were fully accrued by the Company as of December 31, 2010. The Company believes that this settlement resolves all government investigations concerning CWV's sales practices and potential FCPA violations.

Product Liability

        The Company is subject to a variety of potential liabilities in connection with product liability cases. The Company maintains product liability and other insurance coverage, which the Company believes to be generally in accordance with industry practices. For product liability cases in the U.S., management establishes its product liability accrual by utilizing third-party actuarial valuations which incorporate historical trend factors and the Company's specific claims experience derived from loss reports provided by third-party administrators. In other countries, the Company maintains insurance coverage with relatively high deductible payments, as product liability claims tend to be smaller than those experienced in the U.S.

Environmental Remediation

        The Company has been named as a potentially responsible party with respect to a limited number of identified contaminated sites. The levels of contamination vary significantly from site to site as do the related levels of remediation efforts. Environmental liabilities are recorded based on the most probable cost, if known, or on the estimated minimum cost of remediation. Accruals are not discounted to their present value, unless the amount and timing of expenditures are fixed and reliably determinable. The Company accrues estimated environmental liabilities based on assumptions, which are subject to a number of factors and uncertainties. Circumstances that can affect the reliability and precision of these estimates include identification of additional sites, environmental regulations, level of cleanup required, technologies available, number and financial condition of other contributors to remediation and the time period over which remediation may occur. The Company recognizes changes in estimates as new remediation requirements are defined or as new information becomes available.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(14) Contingencies and Environmental Remediation (Continued)

Asbestos Litigation

        The Company is defending approximately 47 lawsuits in different jurisdictions, alleging injury or death as a result of exposure to asbestos. The complaints in these cases typically name a large number of defendants and do not identify and particular Watts products as a source of asbestos exposure. To date, the Company has obtained a dismissal in every case before it has reached trial because discovery has failed to yield evidence of substantial exposure to any Watts products.

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

	December 31,
	2011	2010
	(in millions)
Carrying amount	$399.4	$378.7
Estimated fair value	$440.5	$407.5

Financial Instruments

        The Company measures certain financial assets and liabilities at fair value on a recurring basis, including foreign currency derivatives, deferred compensation plan assets and related liability. There

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(15) Financial Instruments (Continued)

are no cash flow hedges as of December 31, 2011. The fair value of these certain financial assets and liabilities were determined using the following inputs at December 31, 2011 and 2010:

	Fair Value Measurements at December 31, 2011 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Assets
Plan asset for deferred compensation(1)	$4.0	$4.0	$—	$—

Total assets	$4.0	$4.0	$—	$—

Liabilities
Plan liability for deferred compensation(2)	$4.0	$4.0	$—	$—
Contingent consideration(2)	1.1	—	—	1.1

Total liabilities	$5.1	$4.0	$—	$1.1

	Fair Value Measurements at December 31, 2010 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Assets
Plan asset for deferred compensation(1)	$3.7	$3.7	$—	$—

Total assets	$3.7	$3.7	$—	$—

Liabilities
Plan liability for deferred compensation(2)	$3.7	$3.7	$—	$—
Contingent consideration(2)	1.9	—	—	1.9

Total liabilities	$5.6	$3.7	$—	$1.9

(1)
Included in other, net on the Company's consolidated balance sheet.

(2)
Included in other noncurrent liabilities on the Company's consolidated balance sheet.

        The table below provides a summary of the changes in fair value of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period December 31, 2010 to December 31, 2011.

			Total realized and unrealized gains (losses) included in:
	Balance December 31, 2010	Purchases, sales, settlements, net	Earnings	Comprehensive income	Balance December 31, 2011
	(in millions)
Contingent consideration	$1.9	$—	$(0.8)	$—	$1.1

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(15) Financial Instruments (Continued)

        As discussed in Note 5, in 2010 a contingent liability of $1.9 million was recognized as an estimate of the acquisition date fair value of the contingent consideration in the BRAE acquisition. This liability was classified as Level 3 under the fair value hierarchy as it was based on the weighted probability of achievement of a future performance metric as of the date of the acquisition, which was not observable in the market. During the year ended December 31, 2011, the estimate of the fair value of the contingent consideration was reduced to $1.1 million based on the revised probability of achievement of the future performance metric. The gain resulting from the decrease in the contingent liability was classified in operating earnings as restructuring and other charges, net.

        At December 31, 2009, the Company had short term investments of $6.5 million in auction rate securities (ARS). The Company elected to participate in a settlement offer from UBS AB (UBS) for all of its outstanding ARS investments. Under the terms of the settlement offer, the Company was issued rights by UBS entitling the Company to require UBS to purchase the underlying ARS at par value during the period from June 30, 2010, through July 2, 2012. The Company elected to exercise this right and, on July 1, 2010 received $6.3 million from UBS in settlement of all outstanding ARS investments.

        Short-term investment securities as of December 31, 2011 consist of a certificate of deposit with a remaining maturity of greater than three months at the date of purchase, for which the carrying amount is a reasonable estimate of fair value.

        Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase and consist primarily of certificates of deposit and money market funds, for which the carrying amount is a reasonable estimate of fair value.

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

        The Company has exposure to a number of foreign currency rates, including the Canadian Dollar, the Euro, the Chinese Yuan and the British Pound. To manage this risk, the Company generally uses a layering methodology whereby at the end of any quarter, the Company has generally entered into forward exchange contracts which hedge approximately 50% of the projected intercompany purchase transactions for the next twelve months. The Company primarily uses this strategy for the purchases between Canada and the U.S. The average volume of contracts can vary but generally approximates $9 to $15 million in open contracts at the end of any given quarter. At December 31, 2011, the Company had contracts for notional amounts aggregating approximately $9.0 million. The Company accounts for the forward exchange contracts as an economic hedge. Realized and unrealized gains and losses on the contracts are recognized in other (income) expense in the consolidated statement of operations. These contracts do not subject the Company to significant market risk from exchange movement because they offset gains and losses on the related foreign currency denominated transactions. In 2008, the Company

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(15) Financial Instruments (Continued)

entered into a series of copper swaps to fix the price per pound for copper from October 2008 through September 2009 for 1 million pounds to be delivered over 12 months for one customer. The Company determined that these copper swaps did not qualify for hedge accounting and accounted for these financial instruments as an economic hedge. Therefore, any changes in the fair value of the copper swaps were recorded immediately in the consolidated statement of operations. The Company does not enter into swap or forward contracts for speculative purposes. As of December 31, 2011 and 2010, the Company had no outstanding swaps.

        The Company recorded income (loss) of approximately $0.6 million, $0.5 million and ($0.8) million in 2011, 2010 and 2009, respectively to other (income) expense in the consolidated statement of operations from the impact of derivative instruments.

Leases

        The Company leases certain manufacturing facilities, sales offices, warehouses, and equipment. Generally, the leases carry renewal provisions and require the Company to pay maintenance costs. Future minimum lease payments under capital leases and non-cancelable operating leases as of December 31, 2011 are as follows:

	Capital Leases	Operating Leases
	(in millions)
2012	$1.4	$9.3
2013	1.3	7.6
2014	1.3	5.8
2015	1.3	3.6
2016	1.3	1.2
Thereafter	5.0	3.1

Total	$11.6	$30.6

Less amount representing interest (at rates ranging from 4.2% to 8.7%)	1.4

Present value of net minimum capital lease payments	10.2
Less current installments of obligations under capital leases	1.1

Obligations under capital leases, excluding installments	$9.1

        Carrying amounts of assets under capital lease include:

	December 31,
	2011	2010
	(in millions)
Buildings	$16.5	$17.0
Machinery and equipment	2.1	1.7

	18.6	18.7
Less accumulated depreciation	(4.8)	(3.7)

	$13.8	$15.0

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(16) Segment Information

        The Company operates in three geographic segments: North America, Europe, and Asia. Each of these segments sells similar products, is managed separately and has separate financial results that are reviewed by the Company's chief operating decision-maker. All intercompany sales transactions have been eliminated. Sales by region are based upon location of the entity recording the sale. The accounting policies for each segment are the same as those described in the summary of significant accounting policies (see Note 2).

        The following is a summary of the Company's significant accounts and balances by segment, reconciled to its consolidated totals:

	December 31,
	2011	2010	2009
	(in millions)
Net Sales
North America	$819.4	$785.5	$738.5
Europe	595.5	468.3	466.5
Asia	21.7	20.8	20.9

Consolidated net sales	$1,436.6	$1,274.6	$1,225.9

Operating income (loss)
North America	$112.0	$106.4	$78.6
Europe	28.7	43.7	51.0
Asia	12.2	(0.5)	(6.6)

Subtotal reportable segments	152.9	149.6	123.0
Corporate (*)	(35.8)	(35.4)	(30.8)

Consolidated operating income	117.1	114.2	92.2
Interest income	1.0	1.0	0.9
Interest expense	(25.8)	(22.8)	(22.0)
Other	(0.8)	2.1	1.2

Income from continuing operations before income taxes	$91.5	$94.5	$72.3

Identifiable Assets (at end of period)
North America	$831.8	$871.8	$804.7
Europe	773.2	692.8	686.0
Asia	92.5	79.7	85.4
Discontinued operations	—	1.8	23.1

Consolidated identifiable assets	$1,697.5	$1,646.1	$1,599.2

Long-Lived Assets (at end of period)
North America	$78.4	$77.4	$81.5
Europe	133.3	104.6	108.5
Asia	15.0	15.5	16.5

Consolidated long-lived assets	$226.7	$197.5	$206.5

Capital Expenditures
North America	$8.4	$9.1	$9.3
Europe	13.6	14.8	14.4
Asia	0.7	0.7	0.5

Consolidated capital expenditures	$22.7	$24.6	$24.2

Depreciation and Amortization
North America	$19.2	$17.9	$17.9
Europe	30.2	24.9	23.1
Asia	2.0	2.0	5.8

Consolidated depreciation and amortization	$51.4	$44.8	$46.8

*
Corporate expenses are primarily for compensation expense, Sarbanes-Oxley compliance, professional fees, including legal and audit expenses, shareholder services and benefit administration costs. These costs are not allocated to the geographic segments as they are viewed as corporate functions that support all activities. Corporate costs in 2011 include $6.3 million in charges related to the separation agreement with the Company's former CEO.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(16) Segment Information (Continued)

        The following includes U.S. net sales and U.S. property, plant and equipment of the Company's North American segment:

	December 31,
	2011	2010	2009
	(in millions)
U.S. net sales	$741.4	$712.2	$672.6
U.S. property, plant and equipment, net (at end of period)	$73.5	$72.4	$74.8

        The following includes intersegment sales for North America, Europe and Asia:

	December 31,
	2011	2010	2009
	(in millions)
Intersegment Sales
North America	$3.3	$3.6	$3.6
Europe	8.4	7.6	5.8
Asia	132.9	115.8	110.4

Intersegment sales	$144.6	$127.0	$119.8

        The Company sells its products into various end markets around the world and groups net sales to third parties into four product categories. Because many of the Company's sales are through distributors and third-party manufacturers' representatives, a portion of the product categorization is based on management's understanding of final product use and, as such, allocations have been made to align sales into a product category. Net sales to third parties for the four product categories are as follows:

	December 31,
	2011	2010	2009
	(in millions)
Net Sales
Residential & commercial flow control	$755.4	$652.2	$623.4
HVAC & gas	475.7	433.4	423.5
Drains & water re-use	135.2	122.2	117.6
Water quality	70.3	66.8	61.4

Consolidated net sales	$1,436.6	$1,274.6	$1,225.9

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(17) Quarterly Financial Information (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions, except per share information)
Year ended December 31, 2011
Net sales	$329.9	$375.7	$370.8	$360.2
Gross profit	121.0	130.3	135.7	128.5
Income from continuing operations	11.1	12.9	23.6	17.1
Net income	11.1	14.6	23.7	17.0
Per common share:
Basic
Income from continuing operations	0.30	0.34	0.63	0.47
Net income	0.30	0.39	0.63	0.46
Diluted
Income from continuing operations	0.29	0.34	0.63	0.46
Net income	0.29	0.39	0.63	0.46
Dividends per common share	0.11	0.11	0.11	0.11
Year ended December 31, 2010
Net sales	$319.3	$324.0	$314.6	$316.7
Gross profit	117.6	120.6	113.8	112.9
Income from continuing operations	12.2	22.2	17.3	18.4
Net income	8.1	22.1	17.3	11.3
Per common share:
Basic
Income from continuing operations	0.33	0.60	0.46	0.30
Net income	0.22	0.59	0.46	0.30
Diluted
Income from continuing operations	0.33	0.59	0.46	0.30
Net income	0.22	0.59	0.46	0.30
Dividends per common share	0.11	0.11	0.11	0.11

(18) Subsequent Events

        On January 31, 2012, the Company completed the acquisition of tekmar Control Systems (tekmar) in a share purchase transaction. A designer and manufacturer of control systems used in heating, ventilation, and air conditioning application, tekmar is expected to enhance the Company's hydronic systems product offerings in the U.S. and Canada. The initial purchase price paid was CAD $18.0 million, with an earn-out based on future earnings levels being achieved. The total purchase price will not exceed CAD $26.2 million. Sales for tekmar in 2011 approximated CAD $11.0 million.

        On February 7, 2012, the Company declared a quarterly dividend of eleven cents ($0.11) per share on each outstanding share of Class A Common Stock and Class B Common Stock.

 Watts Water Technologies, Inc. and Subsidiaries

Schedule II—Valuation and Qualifying Accounts

(Amounts in millions)

For the Three Years Ended December 31:

	Balance At Beginning of Period	Additions Charged To Expense	Additions Charged To Other Accounts	Deductions	Balance At End of Period
Year Ended December 31, 2009
Allowance for doubtful accounts	$9.6	0.6	(0.6)	(2.1)	$7.5
Allowance for excess and obsolete inventories	$26.0	7.8	0.5	(8.6)	$25.7
Year Ended December 31, 2010
Allowance for doubtful accounts	$7.5	2.7	—	(1.3)	$8.9
Allowance for excess and obsolete inventories	$25.7	4.4	0.4	(6.6)	$23.9
Year Ended December 31, 2011
Allowance for doubtful accounts	$8.9	1.1	0.3	(1.2)	$9.1
Allowance for excess and obsolete inventories	$23.9	6.1	1.3	(5.1)	$26.2

 EXHIBIT INDEX

Exhibit No.		Description
2.1		Share and Asset Sale and Purchase Agreement dated as of April 1, 2011 by and among Danfoss A/S and Danfoss International A/S and the Registrant and Watts Industries Deutschland (25)
3.1		Restated Certificate of Incorporation, as amended (14)
3.2		Amended and Restated By-Laws (1)
9.1		The Amended and Restated George B. Horne Voting Trust Agreement—1997 dated as of September 14, 1999 (15)
10.1	*

Supplemental Compensation Agreement effective as of September 1, 1996 between the Registrant and Timothy P. Horne (9), Amendment No. 1, dated July 25, 2000 (16), and Amendment No. 2 dated October 23, 2002 (3)

10.2	*	Form of Indemnification Agreement between the Registrant and certain directors and officers of the Registrant (6)
10.3	*	1991 Non-Employee Directors' Nonqualified Stock Option Plan (10), and Amendment No. 1 (9)
10.4	*

Watts Water Technologies, Inc. Pension Plan (amended and restated effective as of January 1, 2006) and First Amendment (20), Second Amendment, Third Amendment, Fourth Amendment, Fifth Amendment and Sixth Amendment

10.5		Registration Rights Agreement dated July 25, 1986 (5)
10.6	*	Executive Incentive Bonus Plan, as amended and restated as of January 1, 2008 (8)
10.7		Amended and Restated Stock Restriction Agreement dated October 30, 1991 (2), and Amendment dated August 26, 1997 (12)
10.8	*	Separation Agreement dated as of July 6, 2011 between the Registrant and Michael P. Flanders (23)
10.9	*	Watts Industries, Inc. 2003 Non-Employee Directors' Stock Option Plan (3)
10.10	*	Watts Water Technologies, Inc. Management Stock Purchase Plan (Amended and Restated as of January 1, 2005), Amendment No. 1 and Amendment No. 2 (19), and Amendment No. 3
10.11

Note Purchase Agreement dated as of May 15, 2003 between the Registrant and the Purchasers named in Schedule A thereto relating to the Registrant's $50,000,000 4.87% Senior Notes, Series A, due May 15, 2010 and $75,000,000 5.47% Senior Notes, Series B, due May 15, 2013 (7)

10.12		Form of 5.47% Senior Note due May 15, 2013 (7)
10.13	*	Watts Water Technologies, Inc. Amended and Restated 2004 Stock Incentive Plan (24)
10.14	*	Non-Employee Director Compensation Arrangements (11)
10.15	*	Watts Water Technologies, Inc. Supplemental Employees Retirement Plan as Amended and Restated Effective May 4, 2004, First Amendment and Second Amendment (20), Third Amendment, and Fourth Amendment
10.16	*	Form of Incentive Stock Option Agreement under the Watts Water Technologies, Inc. 2004 Stock Incentive Plan (18)
10.17	*	Form of Non-Qualified Stock Option Agreement under the Watts Water Technologies, Inc. 2004 Stock Incentive Plan (19)
10.18	*	Form of Restricted Stock Award Agreement for Employees under the Watts Water Technologies, Inc. 2004 Stock Incentive Plan (Incremental Vesting) (19)
10.19	*	Form of Restricted Stock Award Agreement for Employees under the Watts Water Technologies, Inc. 2004 Stock Incentive Plan (Cliff Vesting) (18)
10.20	*	Form of Restricted Stock Award Agreement for Non-Employee Directors under the Watts Water Technologies, Inc. 2004 Stock Incentive Plan (17)
10.21

Note Purchase Agreement, dated as of April 27, 2006, between the Registrant and the Purchasers named in Schedule A thereto relating to the Registrant's $225,000,000 5.85% Senior Notes due April 30, 2016 (4)

10.22		Form of 5.85% Senior Note due April 30, 2016 (4)

Exhibit No.		Description
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

10.26		Guaranty, dated as of June 18, 2010, by the Registrant and the Subsidiaries of the Registrant set forth therein, in favor of Bank of America, N.A. and other lenders referred to therein (21)
10.27		Note Purchase Agreement, dates as of June 18, 2010, between the Registrant and Purchasers named in Schedule A thereto relating to the Registrants $75,000,000 5.05% Senior Notes due June 18, 2020 (21)
10.28		Form of 5.05% Senior Note due June 18, 2020 (21)
10.29		Form of Subsidiary Guaranty in connection with the Registrants 5.05% Senior Notes due June 18, 2020, including the form of Joinder to Subsidiary Guaranty (21)
10.30	*	Separation Agreement dated January 26, 2011 between the Registrant and Patrick S. O'Keefe (22)
11		Statement Regarding Computation of Earnings per Common Share (13)
21		Subsidiaries
23		Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1		Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2		Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1		Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2		Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS	**	XBRL Instance Document.
101.SCH	**	XBRL Taxonomy Extension Schema Document.
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document.

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

(4)
Incorporated by reference to the Registrant's Current Report on Form 8-K dated April 27, 2006 (File No. 001-11499).

(5)
Incorporated by reference to the Registrant's Form S-1 (No. 33-6515) as part of the Second Amendment to such Form S-1 dated August 21, 1986.

(6)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 2, 2011 (File No. 001-11499).

(7)
Incorporated by reference to the Registrant's Current Report on Form 8-K dated May 15, 2003 (File No. 001-11499).

(8)
Incorporated by reference to the Registrant's Current Report on Form 8-K dated May 14, 2008 (File No. 001-11499).

(9)
Incorporated by reference to the Registrant's Annual Report on Form 10-K for year ended June 30, 1996 (File No. 001-11499).

(10)
Incorporated by reference to Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1992 (File No. 001-11499).

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

(21)
Incorporated by reference to the Registrant's Current Report on Form 8-K dated June 18, 2010 (File No. 001-11499).

(22)
Incorporated by reference to the Registrant's Current Report on Form 8-K dated January 26, 2011 (File No. 001-11499).

(23)
Incorporated by reference to the Registrant's Current Report on Form 8-K dated July 6, 2011 (File No. 001-11499).

(24)
Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-11499).

(25)
Incorporated by reference to the Registrant's Current Report on Form 8-K dated April 1, 2011 (File No. 001-11499).

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