Form 10-Q
period 2012-04-01
WATTS WATER TECHNOLOGIES INC
filed 2012-05-10
CIK 795403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 1, 2012

or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2012
Class A Common Stock, $0.10 par value	29,765,904

Class B Common Stock, $0.10 par value	6,953,680

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share information)

(Unaudited)

	April 1,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$230.8	$250.6
Short-term investment securities	4.1	4.1
Trade accounts receivable, less allowance for doubtful accounts of $8.8 million at April 1, 2012 and $9.1 million at December 31, 2011	225.4	207.1
Inventories, net:
Raw materials	107.3	107.7
Work in process	28.6	28.7
Finished goods	158.5	147.8
Total Inventories	294.4	284.2
Prepaid expenses and other assets	42.7	26.6
Deferred income taxes	24.3	28.3
Assets held for sale	4.4	4.6
Total Current Assets	826.1	805.5
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	504.5	494.8
Accumulated depreciation	(277.0)	(268.1)
Property, plant and equipment, net	227.5	226.7
OTHER ASSETS:
Goodwill	512.4	490.4
Intangible assets, net	162.1	154.6
Deferred income taxes	10.5	10.2
Other, net	10.4	10.1
TOTAL ASSETS	$1,749.0	$1,697.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$132.7	$126.5
Accrued expenses and other liabilities	121.5	109.2
Accrued compensation and benefits	39.3	45.9
Current portion of long-term debt	2.1	2.0
Total Current Liabilities	295.6	283.6
LONG-TERM DEBT, NET OF CURRENT PORTION	393.5	397.4
DEFERRED INCOME TAXES	61.5	58.2
OTHER NONCURRENT LIABILITIES	42.5	38.5
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Class A Common Stock, $0.10 par value; 80,000,000 shares authorized; 1 vote per share; issued and outstanding, 29,768,126 shares at April 1, 2012 and 29,471,414 shares at December 31, 2011	3.0	2.9
Class B Common Stock, $0.10 par value; 25,000,000 shares authorized; 10 votes per share; issued and outstanding, 6,953,680 shares at April 1, 2012 and at December 31, 2011	0.7	0.7
Additional paid-in capital	430.5	420.1
Retained earnings	524.0	515.1
Accumulated other comprehensive loss	(2.3)	(19.0)
Total Stockholders’ Equity	955.9	919.8
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,749.0	$1,697.5

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in millions, except per share information)

(Unaudited)

	First Quarter Ended
	April 1, 2012	April 3, 2011
Net sales	$364.2	$329.9
Cost of goods sold	234.6	208.9
GROSS PROFIT	129.6	121.0
Selling, general & administrative expenses	101.0	97.0
Restructuring and other charges	1.7	1.1
OPERATING INCOME	26.9	22.9
Other (income) expense:
Interest income	(0.2)	(0.3)
Interest expense	6.2	5.9
Other, net	(0.9)	0.1
Total other expense	5.1	5.7
INCOME BEFORE INCOME TAXES	21.8	17.2
Provision for income taxes	6.1	6.1

NET INCOME	$15.7	$11.1

Net income per share:
Basic	$0.42	$0.30
Diluted	$0.42	$0.29

Weighted average number of shares:
Basic	36.9	37.5
Diluted	37.0	37.7

Dividends per share	$0.11	$0.11

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in millions)

(Unaudited)

	First Quarter Ended
	April 1, 2012	April 3, 2011
Net income	$15.7	$11.1

Other comprehensive income, net of tax:
Foreign currency translation adjustments	16.5	34.0
Defined benefit pension plans:
Amortization of prior service cost included in net periodic pension cost	—	0.1
Amortization of net losses included in net periodic pension cost	0.2	0.7
Defined benefit pension plans	0.2	0.8
Other comprehensive income, net of tax	16.7	34.8
Comprehensive income	$32.4	$45.9

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	First Quarter Ended
	April 1, 2012	April 3, 2011
OPERATING ACTIVITIES
Net income	$15.7	$11.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8.4	7.3
Amortization of intangibles	4.2	4.0
Stock-based compensation	1.1	4.3
Deferred income tax (benefit)	2.9	(0.3)
Other	0.4	0.2
Changes in operating assets and liabilities, net of effects from business acquisitions and divestures:
Accounts receivable	(14.3)	(11.8)
Inventories	(5.2)	(11.0)
Prepaid expenses and other assets	(15.6)	(3.8)
Accounts payable, accrued expenses and other liabilities	5.6	0.9
Net cash provided by operating activities	3.2	0.9
INVESTING ACTIVITIES
Additions to property, plant and equipment	(4.9)	(6.6)
Proceeds from the sale of property, plant and equipment	0.3	—
Business acquisitions, net of cash acquired	(17.6)	(0.5)
Net cash used in investing activities	(22.2)	(7.1)
FINANCING ACTIVITIES
Proceeds from long-term debt	—	92.1
Payments of long-term debt	(4.4)	(0.2)
Payment of capital leases and other	(0.2)	(0.3)
Proceeds from share transactions under employee stock plans	6.0	2.6
Tax benefit of stock awards exercised	0.4	0.4
Dividends	(4.2)	(4.1)
Net cash provided by (used in) financing activities	(2.4)	90.5
Effect of exchange rate changes on cash and cash equivalents	1.6	5.2
Net cash used in operating activities of discontinued operations	—	(0.2)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(19.8)	89.3
Cash and cash equivalents at beginning of year	250.6	329.2
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$230.8	$418.5

NON-CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of businesses:
Fair value of assets acquired	$27.7	$—
Cash paid, net of cash acquired	17.6	—
Liabilities assumed	$10.1	$—
Issuance of stock under management stock purchase plan	$0.1	$0.4

CASH PAID FOR:
Interest	$0.8	$0.5
Income taxes	$5.4	$6.1

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the Watts Water Technologies, Inc. (the Company) Consolidated Balance Sheet as of April 1, 2012, the Consolidated Statements of Operations for the first quarter ended April 1, 2012 and April 3, 2011, the Consolidated Statements of Comprehensive Income for the first quarter ended April 1, 2012 and April 3, 2011, and the Consolidated Statements of Cash Flows for the first quarter ended April 1, 2012 and April 3, 2011.

The balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date. The accounting policies followed by the Company are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  The financial statements included in this report should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K for the year ended December 31, 2011. Operating results for the interim period presented are not necessarily indicative of the results to be expected for the year ending December 31, 2012.

The Company operates on a 52-week fiscal year ending on December 31st.  Any quarterly data contained in this Quarterly Report on Form 10-Q generally reflect the results of operations for a 13-week period.

Certain amounts in the 2011 consolidated financial statements have been reclassified to permit comparison with the 2012 presentation.  These reclassifications had no effect on reported results of operations or stockholders’ equity.

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

Goodwill and Long-Lived Assets

The changes in the carrying amount of goodwill by geographic segment are as follows:

								Net
	Gross Balance				Accumulated Impairment Losses			Goodwill
		Acquired	Foreign
	Balance	During	Currency	Balance	Balance	Impairment	Balance
	January 1,	the	Translation	April 3,	January 1,	Loss During	April 3,	April 3,
	2011	Period	and Other	2011	2011	the Period	2011	2011
	(in millions)
North America	$213.8	$—	$—	$213.8	$(22.0)	$—	$(22.0)	$191.8
Europe, Middle East and Africa (EMEA)	228.1	—	13.4	241.5	—	—	—	241.5
Asia	8.1	—	0.1	8.2	—	—	—	8.2
Total	$450.0	$—	$13.5	$463.5	$(22.0)	$—	$(22.0)	$441.5

								Net
	Gross Balance				Accumulated Impairment Losses			Goodwill
		Acquired	Foreign
	Balance	During	Currency	Balance	Balance	Impairment	Balance
	January 1,	the	Translation	April 1,	January 1,	Loss During	April 1,	April 1,
	2012	Period	and Other	2012	2012	the Period	2012	2012
	(in millions)
North America	$215.6	$13.1	$1.2	$229.9	$(23.2)	$—	$(23.2)	$206.7
EMEA	285.3	—	7.6	292.9	—	—	—	292.9
Asia	12.7	—	0.1	12.8	—	—	—	12.8
Total	$513.6	$13.1	$8.9	$535.6	$(23.2)	$—	$(23.2)	$512.4

On January 31, 2012, the Company completed the acquisition of tekmar Control Systems (tekmar) in a share purchase transaction.  A designer and manufacturer of control systems used in heating, ventilation, and air conditioning applications, tekmar is expected to enhance the Company’s hydronic systems product offerings in the U.S. and Canada.  The initial purchase price paid was CAD $18.0 million, plus potential consideration adjustments related to a working capital mechanism and an earn-out based on future earnings levels being achieved.  The total purchase price will not exceed CAD $26.2 million.  The Company is accounting for the transaction as a business combination.  The Company completed a preliminary purchase price allocation that resulted in the recognition of $13.1 million in goodwill and $10.1 million in intangible assets.  Intangible assets consist primarily of acquired technology with an estimated life of 10 years, distributor relationships with an estimated life of 7 years, and a trade name with an estimated life of 20 years.  The goodwill is not expected to be deductible for tax purposes.

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

Intangible assets include the following:

	April 1, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Patents	$16.7	$(11.1)	$5.6
Customer relationships	137.2	(60.8)	76.4
Technology	28.5	(7.6)	20.9
Trade Names	14.2	(1.0)	13.2
Other	8.6	(5.5)	3.1
Total amortizable intangibles	205.2	(86.0)	119.2
Indefinite-lived intangible assets	42.9	—	42.9
Total	$248.1	$(86.0)	$162.1

Aggregate amortization expense for amortizable intangible assets for the first quarters of 2012 and 2011 was $4.2 million and $4.0 million, respectively. Additionally, future amortization expense for the next five years on amortizable intangible assets is expected to be approximately $12.4 million for the remainder of 2012, $15.3 million for 2013, $15.2 million for 2014, $14.9 million for 2015 and $14.5 million for 2016. Amortization expense is provided on a straight-line basis over the estimated useful lives of the intangible assets. The weighted-average remaining life of total amortizable intangible assets is 10.3 years. Patents, customer relationships, technology, trade names and other amortizable intangibles have weighted-average remaining lives of 7.0 years, 7.2 years, 12.3 years, 12.8 years and 42.9 years, respectively. Intangible assets not subject to amortization consist of certain trademarks and trade names.

Stock-Based Compensation and Chief Executive Officer Separation Costs

The Company maintains three stock incentive plans under which key employees and non-employee members of the Company’s Board of Directors have been granted incentive stock options (ISOs) and nonqualified stock options (NSOs) to purchase the Company’s Class A Common Stock. Only one plan, the 2004 Stock Incentive Plan, is currently available for the grant of new stock options, which are currently being granted only to employees. Stock options granted under prior plans became exercisable over a five-year period at the rate of 20% per year and expire ten years after the date of grant. Under the 2004 Stock Incentive Plan, options become exercisable over a four-year period at the rate of 25% per year and expire ten years after the grant date. ISOs and NSOs granted under the plans may have exercise prices of not less than 100% and 50% of the fair market value of the Class A Common Stock on the date of grant, respectively. The Company’s current practice is to grant all options at fair market value on the grant date. The Company did not issue any stock options during the first quarters of 2012 and 2011.

The Company has also granted shares of restricted stock to key employees and stock awards to non-employee members of the Company’s Board of Directors under the 2004 Stock Incentive Plan, which vest either immediately, or over a three-year period at the rate of one-third per year. The restricted stock awards are amortized to expense on a straight-line basis over the vesting period. The Company issued 1,400 shares of restricted stock under the 2004 Stock Incentive Plan in the first quarter of 2011.  The Company did not issue any restricted stock in the first quarter of 2012.

The Company also has a Management Stock Purchase Plan that allows for the purchase of restricted stock units (RSUs) by key employees.  On an annual basis, key employees may elect to receive a portion of their annual incentive compensation in RSUs instead of cash.  Each RSU represents one share of Class A Common Stock and is purchased by the employee at 67% of the fair market value of the Company’s Class A Common Stock on the date of grant.  RSUs vest annually over a three-year period from the grant date and receipt of the shares underlying RSUs is deferred for a minimum of three years or such greater number of years as is chosen by the employee.  An aggregate of 2,000,000 shares of Class A Common Stock may be issued under the Management Stock Purchase Plan.  The Company granted 63,739 RSUs and 96,454 RSUs in the first quarters of 2012 and 2011, respectively.

The fair value of each RSU issued under the Management Stock Purchase Plan is estimated on the date of grant, using the Black-Scholes-Merton Model, based on the following weighted average assumptions:

	2012	2011
Expected life (years)	3.0	3.0
Expected stock price volatility	38.3%	44.9%
Expected dividend yield	1.1%	1.2%
Risk-free interest rate	0.4%	1.2%

The above assumptions were used to determine the weighted average grant-date fair value of RSUs of $15.68 and $16.25 in 2012 and 2011, respectively.

A more detailed description of each of these stock and stock option plans can be found in Note 12 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

On January 26, 2011, Patrick S. O’Keefe resigned from his positions as Chief Executive Officer, President and Director.  Pursuant to a separation agreement, the Company recorded a charge of $6.3 million, consisting of $3.3 million in expected cash severance and a non-cash charge of $3.0 million for the modification of stock options and restricted stock awards.

Shipping and Handling

The Company’s shipping costs included in selling, general and administrative expenses were $9.9 million and $8.8 million for the first quarters of 2012 and 2011, respectively.

Research and Development

Research and development costs included in selling, general and administrative expenses were $5.4 million and $5.0 million for the first quarters of 2012 and 2011, respectively.

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

3. Financial Instruments and Derivatives Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including foreign currency derivatives, deferred compensation plan assets and related liability. There were no cash flow hedges as of April 1, 2012.  The fair values of these certain financial assets and liabilities were determined using the following inputs at April 1, 2012 and December 31, 2011:

	Fair Value Measurements at April 1, 2012 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Assets
Plan asset for deferred compensation(1)	$4.4	$4.4	$—	$—
Total assets	$4.4	$4.4	$—	$—
Liabilities
Plan liability for deferred compensation(2)	$4.4	$4.4	$—	$—
Contingent consideration(3)	6.2	—	—	6.2
Total liabilities	$10.6	$4.4	$—	$6.2

	Fair Value Measurements at December 31, 2011 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Assets
Plan asset for deferred compensation(1)	$4.0	$4.0	$—	$—
Total assets	$4.0	$4.0	$—	$—
Liabilities
Plan liability for deferred compensation(2)	$4.0	$4.0	$—	$—
Contingent consideration(3)	1.1	—	—	1.1
Total liabilities	$5.1	$4.0	$—	$1.1

(1)          Included in other, net on the Company’s consolidated balance sheet.

(2)          Included in accrued compensation and benefits on the Company’s consolidated balance sheet.

(3)          Included in other non-current liabilities and accrued expenses on the Company’s consolidated balance sheet.

The table below provides a summary of the changes in fair value of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period December 31, 2011 to April 1, 2012.

	Balance	Purchases,	Total realized and unrealized gains (losses) included in:		Balance
	December 31,	sales,		Comprehensive	April 1,
	2011	settlements, net	Earnings	income	2012
	(in millions)
Contingent consideration	$1.1	$5.1	$—	$—	$6.2

In 2010, a contingent liability of $1.9 million was recognized as an estimate of the acquisition date fair value of the contingent consideration in the BRAE acquisition. This liability was classified as Level 3 under the fair value hierarchy as it was based on the weighted probability of achievement of a future performance metric as of the date of the acquisition, which was not observable in the market.  During the year ended December 31, 2011, the estimate of the fair value of the contingent consideration was reduced to $1.1 million based on the revised probability of achievement of the future performance metric.  Failure to meet the performance metrics would reduce this liability to zero, while complete achievement would increase this liability to the full remaining purchase price of $4.8 million.

In connection with the tekmar Control Systems acquisition in 2012, a contingent liability of $5.1 million was recognized as the preliminary estimate of the acquisition date fair value of the contingent consideration (see Note 11). This liability was classified as Level 3 under the fair value hierarchy as it was based on the probability of achievement of a future performance metric as of the date of the acquisition, which was not observable in the market.  Failure to meet the performance metrics would reduce this liability to zero, while complete achievement would increase this liability to the full remaining purchase price of CAD $8.2 million.

Short-term investment securities as of April 1, 2012 consist of a certificate of deposit with a remaining maturity of greater than three months at the date of purchase, for which the carrying amount is a reasonable estimate of fair value.

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

The Company has exposure to a number of foreign currency rates, including the Canadian Dollar, the Euro, the Chinese Yuan and the British Pound. To manage this risk, the Company generally uses a layering methodology whereby at the end of any quarter, the Company has generally entered into forward exchange contracts which hedge approximately 50% of the projected intercompany purchase transactions for the next twelve months. The Company primarily uses this strategy for the purchases between Canada and the U.S. The average volume of contracts can vary but generally is approximately $5 million to $15 million in open contracts at the end of any given quarter. At April 1, 2012, the Company had contracts for notional amounts aggregating approximately $5.0 million. The Company accounts for the forward exchange contracts as an economic hedge. Realized and unrealized gains and losses on the contracts are recognized in other (income) expense in the consolidated statement of operations. These contracts do not subject the Company to significant market risk from exchange movement because they offset gains and losses on the related foreign currency denominated transactions.  The fair value of these contracts as of April 1, 2012 was not material.

Fair Value

The carrying amounts of cash and cash equivalents, short-term investments, trade receivables and trade payables approximate fair value because of the short maturity of these financial instruments.

The fair values of the Company’s 5.47% senior notes due 2013, 5.85% senior notes due 2016 and 5.05% senior notes due 2020, are based on a discounted cash flow model using like industrial companies, the Company’s credit metrics, the Company’s size, as well as current market interest rates quoted in active markets and are classified within Level 2 of the valuation hierarchy.  The fair value of the Company’s variable rate debt approximates its carrying value. The carrying amount and the estimated fair market value of the Company’s long-term debt, including the current portion, are as follows:

	April 1,	December 31,
	2012	2011
	(in millions)
Carrying amount	$395.6	$399.4
Estimated fair value	$434.6	$440.5

4.   Restructuring and Other Charges

The Company’s Board of Directors approves all major restructuring programs that involve the discontinuance of product lines or the shutdown of facilities.  From time to time, the Company takes additional restructuring actions, including involuntary terminations that are not part of a major program.  The Company accounts for these costs in the period that the individual employees are notified or the liability is incurred.  These costs are included in restructuring and other charges in the Company’s consolidated statements of operations.  In April 2011, the Board approved an integration program in association with the acquisition of Danfoss Socla S.A.S. (Socla).  The program was designed to integrate certain operations and management structures in the Watts and Socla organizations with a total estimated pre-tax cost of $6.4 million with costs being incurred through 2012.  As of December 31, 2011, the Company revised its forecast to $5.1 million due to lower than expected severance costs.

The Company also periodically initiates other actions which are not part of a major program.  In 2011, the Company initiated restructuring activities with respect to the Company’s operating facilities in Europe, which included the closure of a facility. The Europe restructuring activities are expected to include pre-tax costs of approximately $2.6 million, including costs for severance and shut down costs. The total net after-tax charge is $1.8 million with costs being incurred through 2012.  In 2012, the Company commenced restructuring activities in North America to relocate certain production activities, which include the closure of two manufacturing sites.  Total expected costs are $2.8 million, including severance and shutdown costs.  The net after tax charge of $1.8 million will be incurred through the middle of 2013.

A summary of the pre-tax cost by restructuring program is as follows:

	April 1, 2012	April 3, 2011
	(in millions)
Restructuring costs:
2010 Actions	$—	$0.9
2011 Actions	0.5	—
Other Actions	0.7	0.2
Total restructuring charges	1.2	1.1
Other charges related to impairments	0.5	—
Total restructuring and other charges	$1.7	$1.1

The Company recorded net pre-tax restructuring and other charges in its business segments as follows:

	April 1, 2012	April 3, 2011
	(in millions)
North America	$0.4	$0.1
EMEA	1.3	1.0
Total	$1.7	$1.1

2011 Actions

The following table summarizes the total expected, incurred and remaining pre-tax costs for the 2011 Socla integration program:

Reportable Segment	Total Expected Costs	Incurred through April 1, 2012	Remaining Costs at April 1, 2012
	(in millions)
EMEA	$4.9	$3.4	$1.5
Asia	0.2	0.2	—
Total	$5.1	$3.6	$1.5

The Company expects to spend the remaining costs by the end of 2012.

Details of the Company’s 2011 Socla integration reserves for the quarter ended April 1, 2012 are as follows:

	Severance	Facility exit and other	Total
		(in millions)
Balance at December 31, 2011	$0.4	$—	$0.4
Net pre-tax restructuring charges	0.5	—	0.5
Utilization and foreign currency impact	(0.3)	—	(0.3)
Balance at April 1, 2012	$0.6	$—	$0.6

The Company expects to exhaust the remaining reserve by mid-2012.

The following table summarizes expected, incurred and remaining costs for 2011 Socla integration actions by type:

	Severance	Facility exit and other	Total
		(in millions)
Expected costs	$5.1	$—	$5.1
Costs Incurred - 2011	(3.1)	—	(3.1)
Costs Incurred — quarter ended April 1, 2012	(0.5)	—	(0.5)
Remaining costs at April 1, 2012	$1.5	$—	$1.5

5.  Earnings per Share

The following tables set forth the reconciliation of the calculation of earnings per share:

	For the First Quarter Ended April 1, 2012			For the First Quarter Ended April 3, 2011
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(amounts in millions, except per share amounts)
Basic EPS
Net income	$15.7	36.9	$0.42	$11.1	37.5	$0.30
Effect of dilutive securities
Common stock equivalents		0.1			0.2
Diluted EPS
Net income	$15.7	37.0	$0.42	$11.1	37.7	$0.29

Options to purchase 0.3 million shares of Class A Common Stock were outstanding during each of the first quarters of 2012 and 2011, respectively, but were not included in the computation of diluted EPS because to do so would be anti-dilutive.

6.   Segment Information

The Company operates in three geographic segments: North America, EMEA, and Asia. Each of these segments is managed separately and has separate financial results that are reviewed by the Company’s chief operating decision-maker. All intercompany sales transactions have been eliminated. Sales by region are based upon location of the entity recording the sale. The accounting policies for each segment are the same as those described in the summary of significant accounting policies.

The following is a summary of the Company’s significant accounts and balances by segment, reconciled to the consolidated totals:

	First Quarter Ended
	April 1, 2012	April 3, 2011
	(in millions)
Net Sales
North America	$210.0	$202.1
EMEA	149.2	124.0
Asia	5.0	3.8
Consolidated net sales	$364.2	$329.9

Operating income (loss)
North America	$20.2	$26.7
EMEA	12.8	9.7
Asia	1.4	0.8
Subtotal reportable segments	34.4	37.2
Corporate (*)	(7.5)	(14.3)
Consolidated operating income	26.9	22.9

Interest income	0.2	0.3
Interest expense	(6.2)	(5.9)
Other	0.9	(0.1)
Income before income taxes	$21.8	$17.2

Capital Expenditures
North America	$2.6	$3.4
EMEA	2.2	3.1
Asia	0.1	0.1
Consolidated capital expenditures	$4.9	$6.6

Depreciation and Amortization
North America	$4.8	$4.4
EMEA	7.3	6.4
Asia	0.5	0.5
Consolidated depreciation and amortization	$12.6	$11.3

Identifiable Assets (at end of period)
North America	$861.6	$823.5
EMEA	808.3	880.4
Asia	79.1	90.1
Discontinued operations	—	1.8
Consolidated identifiable assets	$1,749.0	$1,795.8

Property, plant and equipment, net (at end of period)
North America	$78.7	$77.9
EMEA	134.1	110.1
Asia	14.7	15.2
Consolidated long-lived assets	$227.5	$203.2

*      Corporate expenses are primarily for administrative compensation expense, internal controls costs, professional fees, including legal and audit expenses, shareholder services and benefit administration costs. These costs are not allocated to the geographic segments as they are viewed as corporate functions that support all activities.

The above operating segments are presented on a basis consistent with the presentation included in the Company’s December 31, 2011 consolidated financial statements included in its Annual Report on Form 10-K.

The following includes U.S. net sales and U.S. property, plant and equipment of the Company’s North American segment:

	First Quarter Ended
	April 1, 2012	April 3, 2011
	(in millions)

U.S. net sales	$190.0	$182.9
U.S. property, plant and equipment, net (at end of period)	$72.7	$72.7

The following includes intersegment sales for North America, EMEA and Asia:

	First Quarter Ended
	April 1, 2012	April 3, 2011
	(in millions)
Intersegment Sales
North America	$1.4	$0.9
EMEA	2.6	1.9
Asia	31.1	30.7
Intersegment sales	$35.1	$33.5

The North American segment includes $4.4 million in assets held for sale at April 1, 2012. The North American segment and the Asia segment include $3.8 million and $6.2 million, respectively, in assets held for sale at April 3, 2011.

The Company sells its products into various end markets around the world and groups net sales to third parties into four product categories.  Because many of the Company’s sales are through distributors and third-party manufacturers’ representatives, a portion of the product categorization is based on management’s understanding of final product use and, as such, allocations have been made to align sales into a product category.  Net sales to third parties for the four product categories are as follows:

	First Quarter Ended
	April 1, 2012	April 3, 2011
	(in millions)
Net Sales
Residential & commercial flow control	$201.2	$166.4
HVAC & gas	109.7	113.5
Drains & water re-use	33.8	31.1
Water quality	19.5	18.9
Consolidated net sales	$364.2	$329.9

7.  Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of the following:

	Foreign Currency Translation	Pension Adjustment	Accumulated Other Comprehensive Income (Loss)
	(in millions)

Balance December 31, 2011	$5.6	$(24.6)	$(19.0)
Change in period	16.5	0.2	16.7
Balance April 1, 2012	$22.1	$(24.4)	$(2.3)

Balance December 31, 2010	$24.9	$(25.2)	$(0.3)
Change in period	34.0	0.8	34.8
Balance April 3, 2011	$58.9	$(24.4)	$34.5

Accumulated other comprehensive income (loss) in the consolidated balance sheets as of April 1, 2012 and April 3, 2011 consists primarily of cumulative translation adjustments and pension related net actuarial loss and prior service costs.

8.  Debt

The Company’s credit agreement (the Credit Agreement)  provides for a multi-currency $300.0 million, five-year, senior unsecured revolving credit facility which may be increased by an additional $150.0 million under certain circumstances and subject to the terms of the Credit Agreement. The Credit Agreement has a sublimit of up to $75.0 million in letters of credit.

Borrowings outstanding under the Credit Agreement bear interest at a fluctuating rate per annum equal to (i) in the case of Eurocurrency rate loans, the British Bankers Association LIBOR rate plus an applicable percentage, ranging from 1.70% to 2.30%, determined by reference to the Company’s consolidated leverage ratio plus, in the case of certain lenders, a mandatory cost calculated in accordance with the terms of the Credit Agreement, or (ii) in the case of base rate loans and swing line loans, the highest of (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such day as announced by Bank of America, N.A. as its “prime rate,” and (c) the British Bankers Association LIBOR rate plus 1.0%, plus an applicable percentage, ranging from 0.70% to 1.30%, determined by reference to the Company’s consolidated leverage ratio. In addition to paying interest under the Credit Agreement, the Company is also required to pay certain fees in connection with the credit facility, including, but not limited to, a facility fee and letter of credit fees. Under the Credit Agreement, the Company is required to satisfy and maintain specified financial ratios and other financial condition tests. The Credit Agreement matures on June 18, 2015.  The Company may repay loans outstanding under the Credit Agreement from time to time without premium or penalty, other than customary breakage costs, if any, and subject to the terms of the Credit Agreement. As of April 1, 2012, the Company was in compliance with all covenants related to the Credit Agreement and had $256.1 million of unused and available credit under the Credit Agreement and $34.6 million of stand-by letters of credit outstanding on the Credit Agreement. The Company had $9.3 million of euro-denominated borrowings outstanding under the Credit Agreement at April 1, 2012.

The Company is a party to several note agreements as further detailed in Note 10 of Notes to Consolidated Financial Statements of the Annual Report on Form 10-K for the year ended December 31, 2011.  These note agreements require the Company to maintain a fixed charge coverage ratio of consolidated EBITDA plus consolidated rent expense during the period to consolidated fixed charges.  Consolidated fixed charges are the sum of consolidated interest expense for the period and consolidated rent expense.  As of April 1, 2012, the Company was in compliance with all covenants regarding these note agreements.

9.  Contingencies and Environmental Remediation

As disclosed in Part I, Item 1, “Product Liability, Environmental and Other Litigation Matters” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, the Company was party to certain litigation.  There have been no material developments with respect to the Company’s contingencies and environmental remediation proceedings during the quarter ended April 1, 2012 except as noted below.

On March 8, 2012, Watts Water Technologies, Inc., Watts Regulator Co., and Watts Plumbing Technologies, Inc. were named as defendants in a putative nationwide class action complaint filed in the U.S. District Court for the Northern District of California seeking to recover damages and other relief based on the alleged failure of toilet connectors.  The complaint seeks among other items, damages in an unspecified amount, replacement costs, injunctive relief, and attorneys’ fees and costs.

The Company is unable to estimate a range of reasonably possible loss for the above matter in which damages have not been specified because: (i) the proceedings are in the early stages; (ii) there is uncertainty as to the likelihood of a class being certified or the ultimate size of the class; (iii) there is uncertainty as to pending motions; (iv) there are significant factual issues to be resolved; and (v) there are novel legal issues presented.  However, based on information currently known to the Company, it does not believe that these proceedings will have a material effect on its financial position, results of operations, cash flows or liquidity.

10.  Employee Benefit Plans

The Company sponsors funded and unfunded non-contributing defined benefit pension plans that together cover substantially all of its U.S. employees. Benefits are based primarily on years of service and employees’ compensation. The funding policy of the Company for these plans is to contribute an annual amount that does not exceed the maximum amount that can be deducted for federal income tax purposes.

On October 31, 2011, the Company’s Board of Directors voted to cease accruals of additional benefits effective December 31, 2011 under both the Company’s Pension Plan and Supplemental Employees Retirement Plan.  In 2011, the Company recorded a curtailment charge of approximately $1.5 million to write-off previously unrecognized prior service costs and reduced the projected benefit obligation by $12.5 million.

The components of net periodic benefit cost are as follows:

	First Quarter Ended
	April 1, 2012	April 3, 2011
	(in millions)
Service cost—benefits earned and administrative costs	$0.2	$1.3
Interest costs on benefits obligation	1.4	1.5
Expected return on assets	(1.7)	(1.8)
Prior service costs and net actuarial loss amortization	0.1	0.8
Net periodic benefit cost	$—	$1.8

The information related to the Company’s pension funds cash flow is as follows:

	First Quarter Ended
	April 1, 2012	April 3, 2011
	(in millions)
Employer contributions	$0.2	$2.6

The Company expects to contribute approximately $0.4 million to its pension plans for the remainder of 2012.

11.  Acquisitions

On April 29, 2011, the Company completed the acquisition of Socla and the related water controls business of certain other entities controlled by Danfoss A/S, in a share and asset purchase transaction.  The final consideration paid was EUR 116.3 million.  The purchase price was financed with cash on hand and euro-based borrowings under our Credit Agreement.  The purchase price was equal to approximately $172.4 million based on the exchange rate of Euro to U.S. dollars as of April 29, 2011.

The Company accounted for the transaction as a business combination.  The Company completed a purchase price allocation that resulted in the recognition of $79.7 million in goodwill and $39.9 million in intangible assets.  Intangible assets consist primarily of customer relationships with estimated lives of 10 years and trade names with either 20-year lives or indefinite lives.  The goodwill is attributable to the workforce of Socla and the synergies that are expected to arise as a result of the acquisition.  The goodwill is not expected to be deductible for tax purposes.  The following table summarizes the final value of the assets and liabilities acquired (in millions):

Cash	$7.4
Accounts receivable	28.2
Inventory	24.6
Fixed assets	46.8
Other assets	6.5
Intangible assets	39.9
Goodwill	79.7
Accounts payable	(8.2)
Accrued expenses and other	(19.4)
Deferred tax liability	(22.3)
Debt	(10.8)
Purchase price	$172.4

The consolidated statement of operations for the quarter ended April 1, 2012, includes the results of Socla and includes $34.8 million of revenues and $2.5 million of operating income, which includes restructuring charges of $0.5 million.

Supplemental pro-forma information (unaudited)

Had the Company completed the acquisition of Socla at the beginning of 2011, net sales, net income and earnings per share would have been as follows:

First Quarter Ended
Amounts in millions (except per share information)	April 3, 2011
Net sales	$363.3
Net income	$13.5
Net income per share:
Basic EPS	$0.36
Diluted EPS	$0.36

Net income for the quarter ended April 3, 2011 was adjusted to include $0.5 million of net interest expense related to the financing and $0.6 million of net amortization expense resulting from the estimated allocation of purchase price to amortizable tangible and intangible assets.  Net income for the quarter ended April 3, 2011 was also adjusted to exclude $1.1 million of net acquisition-related charges and third-party costs.

On January 31, 2012, the Company completed the acquisition of tekmar Control Systems (tekmar) in a share purchase transaction.  A designer and manufacturer of control systems used in heating, ventilation, and air conditioning application, tekmar is expected to enhance the Company’s hydronic systems product offerings in the U.S. and Canada.  The initial purchase price paid was CAD $18.0 million, with an earn-out based on future earnings levels being achieved.  The total purchase price will not exceed CAD $26.2 million.  Sales for tekmar in 2011 approximated CAD $11.0 million.  The results of tekmar are included in the Company’s North America segment since the acquisition date and are not material to the Company’s consolidated financial statements.

12.  Subsequent Event

Dividend Declared

On May 1, 2012, the Company declared a quarterly dividend of eleven cents ($0.11) per share on each outstanding share of Class A Common Stock and Class B Common Stock payable on June 1, 2012 to stockholders of record at the close of business on May 21, 2012.

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

We are a leading supplier of products for use in the water quality, water safety, water flow control and water conservation markets in both North America and EMEA (Europe, Middle East and Africa), with a presence in Asia. For over 137 years, we have designed and manufactured products that promote comfort and safety of people and the quality and conservation of water used in commercial and residential applications. We earn revenue and income almost exclusively from the sale of our products. Our principal product lines are:

•                  Residential & commercial flow control products — includes products typically sold into plumbing and hot water applications such as backflow preventers, water pressure regulators, temperature and pressure relief valves, and thermostatic mixing valves.

•                  HVAC & gas products — includes hydronic and electric heating systems for under-floor radiant applications, hydronic pump groups for boiler manufacturers and alternative energy control packages, and flexible stainless steel connectors for natural and liquid propane gas in commercial food service and residential applications.  HVAC is an acronym for heating, ventilation and air conditioning.

•                  Drains & water re-use products — includes drainage products and engineered rain water harvesting solutions for commercial, industrial, marine and residential applications.

•                  Water quality products — includes point-of-use and point-of-entry water filtration, conditioning and scale prevention systems for both commercial and residential applications.

Our business is reported in three geographic segments: North America, EMEA and Asia. We distribute our products through three primary distribution channels: wholesale, do-it-yourself (DIY) and original equipment manufacturers (OEMs). Interest rates, the unemployment rate and credit availability have an indirect effect on the demand for our products due to the effect such rates have on the number of new residential and commercial construction starts and remodeling projects. All of these activities have an impact on our levels of sales and earnings. An additional factor that has had an effect on our sales and operating income is fluctuation in foreign currency exchange rates, as a portion of our sales and certain portions of our costs, assets and liabilities are denominated in currencies other than the U.S. dollar.

During the first quarter of 2012, organic sales increased by 0.9% over last year’s comparable period, with increased sales in our North American wholesale and DIY markets being offset by reduced sales in the EMEA’s OEM and DIY markets.  Organic sales in the first quarter of 2012 increased over the first quarter of 2011 in North America by $3.7 million, or 1.8%, increased in Asia by $0.5 million, or 13.2%, and decreased in EMEA by $1.1 million, or 0.9%.  Organic sales growth excludes the impacts of acquisitions, divestitures and foreign exchange from year-over-year comparisons.  We believe this provides investors with a more complete understanding of underlying sales trends by providing sales growth on a consistent basis. Organic net sales increases were driven by selected price increases in certain markets in both North America and EMEA, offset partially by lower volumes in both segments.  Commodity costs during the quarter were fairly stable.  However, gross margins declined in the first quarter of 2012 as compared to 2011 as North American operations were affected by increases for non-copper bearing purchases, as well as manufacturing inefficiencies driven by pre-production costs and costs caused by certain plants transitioning production to low-lead products.  Our transition to low-lead products is in response to The Reduction of Lead in Drinking Water Act, a federal law, which requires the weighted average lead content in potable water applications to be reduced to 0.25% by January 2014. Operating income increased by 17.5% in the first quarter of 2012 as compared to the first quarter of 2011, driven by contributions from acquisitions and lower corporate costs primarily related to our former CEO’s separation costs of $6.3 million that were incurred in 2011.

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

We have completed 36 acquisitions since divesting our industrial and oil and gas business in 1999.  On January 31, 2012, we completed the acquisition of tekmar Control Systems (tekmar) in a share purchase transaction.  A designer and manufacturer of control systems used in heating, ventilation, and air conditioning applications, tekmar is expected to enhance our hydronic systems product offerings in the U.S. and Canada.  The initial purchase price paid was CAD $18.0 million, with an earn-out based on future earnings levels being achieved.  The total purchase price will not exceed CAD $26.2 million.  Sales for tekmar in 2011 approximated CAD $11.0 million.  On April 29, 2011, we completed the acquisition of Danfoss Socla S.A.S. (Socla) and the related water controls business of certain other entities controlled by Danfoss A/S, in a share and asset purchase transaction.  The net purchase price of EUR 116.3 million was financed with cash on hand and euro-based borrowings under our Credit Agreement.  The net purchase price is equal to approximately $172.4 million based on the exchange rate of Euro to U.S. dollars as of April 29, 2011.  Socla is a manufacturer of water protection valves and flow control solutions for the water market and the heating, ventilation and air conditioning market.  Its major product lines include backflow preventers, check valves and pressure reducing valves.  Socla is based in France, and its products are distributed worldwide for commercial, residential, municipal and industrial use. Socla’s annual revenue for 2010 was approximately $130.0 million. Socla strengthens our EMEA’s residential and commercial plumbing and flow control products and also adds to our HVAC product line.

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

Another risk we face in all areas of our business is competition. We consider brand preference, engineering specifications, code requirements, price, technological expertise, delivery times, quality and breadth of product offerings to be the primary competitive factors. We believe that product development, product testing capability, breadth of product offerings and investment in plant and equipment needed to manufacture products in compliance with code requirements represent a competitive advantage for us. We are committed to maintaining our capital equipment at a level consistent with current technologies, and thus we expect to spend an aggregate of approximately $36.0 million during 2012 for purchases of capital equipment.

Recent Events

Dividend Declared

On May 1, 2012, we declared a quarterly dividend of eleven cents ($0.11) per share on each outstanding share of Class A Common Stock and Class B Common Stock payable on June 1, 2012 to stockholders of record at the close of business on May 21, 2012.

Results of Operations

First Quarter Ended April 1, 2012 Compared to First Quarter Ended April 3, 2011

Net Sales.  Our business is reported in three geographic segments: North America, EMEA and Asia. Our net sales in each of these segments for each of the first quarters of 2012 and 2011 were as follows:

	First Quarter Ended April 1, 2012		First Quarter Ended April 3, 2011			% Change to Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales
	(dollars in millions)
North America	$210.0	57.7%	$202.1	61.3%	$7.9	2.4%
EMEA	149.2	41.0	124.0	37.6	25.2	7.6
Asia	5.0	1.3	3.8	1.1	1.2	0.4
Total	$364.2	100.0%	$329.9	100.0%	$34.3	10.4%

The change in net sales was attributable to the following:

					Change As a % of Consolidated Net Sales				Change As a % of Segment Net Sales
	North America	EMEA	Asia	Total	North America	EMEA	Asia	Total	North America	EMEA	Asia
	(dollars in millions)
Organic	$3.7	$(1.1)	$0.5	$3.1	1.1%	(0.3)%	0.1%	0.9%	1.8%	(0.9)%	13.2%
Foreign exchange	(0.3)	(5.0)	0.2	(5.1)	(0.1)	(1.5)	0.1	(1.5)	(0.1)	(4.0)	5.2
Acquired	4.5	31.3	0.5	36.3	1.4	9.4	0.2	11.0	2.2	25.2	13.2
Total	$7.9	$25.2	$1.2	$34.3	2.4%	7.6%	0.4%	10.4%	3.9%	20.3%	31.6%

Organic net sales in the North American wholesale market increased marginally by $1.6 million, or 1%, in the first quarter of 2012, compared to the first quarter of 2011, with increased sales in residential and commercial products and drains products driven by the carryover of price increases offset partially by a reduction in HVAC and gas products sales of $0.8 million or 13% due to lower volumes.  Organic sales increased in the North American DIY market by $2.1 million, or 4.9%, in the first quarter of 2012 compared to the first quarter of 2011, as residential and commercial products and water quality products sales increased by $1.6 million and $0.7 million, respectively.

EMEA’s organic net sales in the wholesale market were flat in the first quarter of 2012 as compared to the same period in 2011.  Sales gains in France and from geographic expansion into the Middle East were offset by softer sales in Italy.  Organic net sales into the OEM market were down approximately $0.7 million, or 1.2%, as compared to the first quarter of 2011. Sales gains in hydronic under-floor heating packages and in our drains product lines were offset by reduced sales of certain pump controls and pre-insulated piping products due in part to weather related issues and due to lower sales activity, in general, in Italy.

The net decrease in sales due to foreign exchange was primarily due to the depreciation of the euro against the U.S. dollar. We cannot predict whether the euro will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

Acquired net sales growth in North America was due to the inclusion of Socla and tekmar, and acquired net sales growth in EMEA and Asia was due to the inclusion of Socla.

Gross Profit. Gross profit and gross profit as a percent of net sales (gross margin) for the first quarters of 2012 and 2011 were as follows:

	First Quarter Ended
	April 1, 2012	April 3, 2011
	(dollars in millions)
Gross profit	$129.6	$121.0
Gross margin	35.6%	36.7%

Gross margin decreased 1.1 percentage points in the first quarter of 2012 compared to the first quarter of 2011.  North America’s gross margin declined due to cost increases for non-commodity purchases, as well as manufacturing inefficiencies driven by pre-production costs and outsourcing costs caused by certain plants transitioning production to low-lead products.  Our transition to low-lead products is in response to The Reduction of Lead in Drinking Water Act, a federal law, which requires the weighted average lead content in potable water applications to be reduced to 0.25% by January 2014. EMEA’s gross margin increased slightly as selected price increases were partially offset by material cost increases and negative product mix.

Selling, General and Administrative Expenses.  Selling, General and Administrative, or SG&A, expenses for the first quarter of 2012 increased $4.0 million, or 4.1%, compared to the first quarter of 2011.  The increase in SG&A expenses was attributable to the following:

	(in millions)	% Change

Organic	$(4.9)	(5.1)%
Foreign exchange	(1.2)	(1.2)
Acquired	10.1	10.4
Total	$4.0	4.1%

The organic decrease in SG&A expenses was primarily due to separation costs for our former Chief Executive Officer incurred in 2011 of $6.3 million, offset by approximately $2.1 million in higher insurance costs primarily related to product liability and to increased IT costs of $0.8 million related primarily to an ERP implementation in Europe. The decrease in SG&A expenses from foreign exchange was primarily due to the depreciation of the euro against the U.S. dollar in 2012. Acquired SG&A costs related to the Socla and tekmar acquisitions.  Total SG&A expenses, as a percentage of sales, were 27.7% in the first quarter of 2012 compared to 29.4% in the first quarter of 2011.

Restructuring and Other Charges. In the first quarter of 2012, we recorded a charge of $1.7 million primarily for involuntary terminations and other costs incurred as part of our European and North America restructuring plans, as compared to $1.1 million of restructuring charges for the first quarter of 2011.  For a more detailed description of our current restructuring plans, see Note 4 of Notes to Consolidated Financial Statements.

Operating Income.  Operating income (loss) by geographic segment for the first quarters of 2012 and 2011 were as follows:

	First Quarter Ended			% Change to Consolidated
	April 1, 2012	April 3, 2011	Change	Operating Income
	(dollars in millions)

North America	$20.2	$26.7	$(6.5)	(28.3)%
EMEA	12.8	9.7	3.1	13.5
Asia	1.4	0.8	0.6	2.6
Corporate	(7.5)	(14.3)	6.8	29.7
Total	$26.9	$22.9	$4.0	17.5%

The increase (decrease) in operating income (loss) is attributable to the following:

						Change					Change
						As a % of Consolidated Operating Income					As a % of Segment Operating Income
	North America	EMEA	Asia	Corp.	Total	North America	EMEA	Asia	Corp.	Total	North America	EMEA	Asia	Corp.
	(dollars in millions)
Organic	$(6.0)	$1.1	$0.6	$6.8	$2.5	(26.2)%	4.8%	2.6%	29.7%	10.9%	(22.4)%	11.3%	75.0%	(47.6)%
Foreign exchange	(0.1)	(0.5)	0.1	—	(0.5)	(0.4)	(2.2)	0.4	—	(2.2)	(0.4)	(5.2)	12.5	—
Acquired	(0.1)	2.8	(0.1)	—	2.6	(0.4)	12.2	(0.4)	—	11.4	(0.4)	28.9	(12.5)	—
Restructuring, impairment charges and other	(0.3)	(0.3)	—	—	(0.6)	(1.3)	(1.3)	—	—	(2.6)	(1.1)	(3.0)	—	—
Total	$(6.5)	$3.1	$0.6	$6.8	$4.0	(28.3)%	13.5%	2.6%	29.7%	17.5%	(24.3)%	32.0%	75.0%	(47.6)%

The increase in consolidated organic operating income was due to a net reduction in SG&A expenses offset partially by a decrease in gross margin, for reasons previously discussed.  North America’s organic reduction was driven by lower gross margin and increased product liability costs.  EMEA’s organic increase was due to a slight improvement in gross margin partially due to price increases and lower acquisition related costs in the first quarter of 2012 as compared to the same period last year.  The acquired operating income related to Socla and tekmar. Additionally, restructuring costs increased primarily due to charges related to restructuring programs in Europe and North America.

Interest Expense.  Interest expense increased $0.3 million, or 5.1%, for the first quarter of 2012 as compared to the first quarter of 2011, primarily due to the interest on additional borrowings under our revolving line of credit incurred in connection with the acquisition of Socla.

Other, net.  Other, net increased $1.0 million for the first quarter of 2012 as compared to the first quarter of 2011, primarily due to a favorable customs settlement in Asia.

Income Taxes.  Our effective income tax rate was 28.1% in the first quarter of 2012, compared to 35.6% in the first quarter of 2011.  The 2011 rate was affected by non-deductible acquisition costs recorded in the first quarter of $1.1 million.  During the first quarter of 2012, the completion of a tax audit in Europe triggered the net release of a reserve of $0.5 million.  The reversal of a non-deductible accrual of $0.3 million in China also contributed to a lower rate for the period.

Net Income.  Net income for the first quarter of 2012 was $15.7 million, or $0.42 per common share, compared to $11.1 million, or $0.29 per common share, for the first quarter of 2011. Results for the first quarter of 2012 include an after-tax charge of $1.0 million, or $0.03 per common share, for restructuring and other charges related primarily to involuntary terminations and other costs compared to an after-tax restructuring and other charge of $0.7 million, or $0.02 per common share, for the first quarter of 2011. The depreciation of the euro and Canadian dollar against the U.S. dollar resulted in a negative impact on our operations of $0.01 per common share for the first quarter of 2012 compared to the comparable period in 2011.

Liquidity and Capital Resources

We generated $3.2 million of cash from operating activities in the first quarter of 2012 as compared to $0.9 million in the first quarter of 2011. This increase is primarily due to increased net income in 2012.  Cash from operating activities is typically lower in the first quarter due to normal seasonality in the business, and we anticipate cash flow improvement throughout 2012.

We used $22.2 million of net cash from investing activities for the first quarter of 2012 primarily for the acquisition of tekmar. We also spent $4.9 million of cash for capital equipment.  For the remainder of fiscal year 2012, we expect to invest approximately $31.1 million in capital equipment as part of our ongoing commitment to improve our operating capabilities.

We used $2.4 million of net cash from financing activities for the first quarter of 2012, primarily for dividend payments and the repayment of our line of credit, offset by proceeds from employee share transactions.

Our credit agreement (the Credit Agreement)  provides for a multi-currency $300.0 million, five-year, senior unsecured revolving credit facility which may be increased by an additional $150.0 million under certain circumstances and subject to the terms of the Credit Agreement. The Credit Agreement has a sublimit of up to $75.0 million in letters of credit.

Borrowings outstanding under the Credit Agreement bear interest at a fluctuating rate per annum equal to (i) in the case of Eurocurrency rate loans, the British Bankers Association LIBOR rate plus an applicable percentage, ranging from 1.70% to 2.30%, determined by reference to our consolidated leverage ratio plus, in the case of certain lenders, a mandatory cost calculated in accordance with the terms of the Credit Agreement, or (ii) in the case of base rate loans and swing line loans, the highest of (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such day as announced by Bank of America, N.A. as its “prime rate,” and (c) the British Bankers Association LIBOR rate plus 1.0%, plus an applicable percentage, ranging from 0.70% to 1.30%, determined by reference to our consolidated leverage ratio. In addition to paying interest under the Credit Agreement, we are also required to pay certain fees in connection with the credit facility, including, but not limited to, a facility fee and letter of credit fees. Under the Credit Agreement, we are required to satisfy and maintain specified financial ratios and other financial condition tests. The Credit Agreement matures on June 18, 2015.  We may repay loans outstanding under the Credit Agreement from time to time without premium or penalty, other than customary breakage costs, if any, and subject to the terms of the Credit Agreement.  As of April 1, 2012, we had $9.3 million of euro-based borrowings and $34.6 million of stand-by letters of credit outstanding under the Credit Agreement. As of April 1, 2012, we were in compliance with all covenants related to the Credit Agreement and had $256.1 million of unused and available credit under the Credit Agreement.

Working capital (defined as current assets less current liabilities) as of April 1, 2012 was $530.5 million compared to $521.9 million as of December 31, 2011.  Cash and cash equivalents decreased to $230.8 million as of April 1, 2012, compared to $250.6 million as of December 31, 2011. The ratio of current assets to current liabilities was 2.8 to 1 as of April 1, 2012 and as of December 31, 2011.

As of April 1, 2012, we held $230.8 million in cash and cash equivalents.  Our ability to fund operations from this balance could be limited by the liquidity in the market as well as possible tax implications of moving proceeds across jurisdictions.  Of this amount, approximately $75.5 million of cash and cash equivalents were held by foreign subsidiaries.  Our U.S. operations currently generate sufficient cash flows to meet our domestic obligations.  We also have the ability to borrow funds at reasonable interest rates, utilize the committed funds under our Credit Agreement or recall intercompany loans.  However, if amounts held by foreign subsidiaries were needed to fund operations in the United States, we could be required to accrue and pay taxes to repatriate these funds.  Such charges may include a federal tax of up to 35.0% on dividends received in the U.S., potential state income taxes and an additional withholding tax payable to foreign jurisdictions of up to 10.0%.  However, our intent is to permanently reinvest undistributed earnings of foreign subsidiaries and we do not have any current plans to repatriate them to fund operations in the United States.

Non-GAAP Financial Measures

We believe free cash flow to be an appropriate supplemental measure of our operating performance because it provides investors with a measure of our ability to generate cash, to repay debt, pay dividends, repurchase stock and to fund acquisitions. Other companies may define free cash flow differently. Free cash flow does not represent cash generated from operating activities in accordance with GAAP. Therefore it should not be considered an alternative to net cash provided by operations as an indication of our performance. Free cash flow should also not be considered an alternative to net cash provided by operations as defined by GAAP. The cash conversion rate of free cash flow to net income is also a measure of our performance in cash flow generation.

A reconciliation of net cash provided by operating activities to free cash flow and calculation of our cash conversion rate is provided below:

	First Quarter Ended
	April 1, 2012	April 3, 2011
	(in millions)
Net cash provided by operating activities	$3.2	$0.9
Less: additions to property, plant, and equipment	(4.9)	(6.6)
Plus: proceeds from the sale of property, plant, and equipment	0.3	—
Free cash flow	$(1.4)	$(5.7)

Net income	$15.7	$11.1

Cash conversion rate of free cash flow to net income	(8.9)%	(51.4)%

Our free cash flow improved in the first quarter of 2012 when compared to the first quarter of 2011 primarily due to higher operating profits.

Our net debt to capitalization ratio (a non-GAAP financial measure) for the first quarter of 2012 was 14.7%, comparable to 13.9% at December 31, 2011. The increase in net debt to capitalization ratio is due primarily to cash outlay related to the tekmar acquisition. Management believes the net debt to capitalization ratio is an appropriate supplemental measure because it helps investors understand our ability to meet our financing needs and as a basis to evaluate our financial structure. Our computation may not be comparable to other companies that may define their net debt to capitalization ratios differently.

A reconciliation of long-term debt (including current portion) to net debt and our net debt to capitalization ratio is provided below:

	April 1,	December 31,
	2012	2011
	(in millions)
Current portion of long-term debt	$2.1	$2.0
Plus: long-term debt, net of current portion	393.5	397.4
Less: cash and cash equivalents	(230.8)	(250.6)
Net debt	$164.8	$148.8

A reconciliation of capitalization is provided below:

	April 1,	December 31,
	2012	2011
	(in millions)
Net debt	$164.8	$148.8
Total stockholders’ equity	955.9	919.8
Capitalization	$1,120.7	$1,068.6
Net debt to capitalization ratio	14.7%	13.9%

We maintain letters of credit that guarantee our performance or payment to third parties in accordance with specified terms and conditions. Amounts outstanding were approximately $35.1 million as of April 1, 2012 and $34.9 million at December 31, 2011. Our letters of credit are primarily associated with insurance coverage and, to a lesser extent, foreign purchases and generally expire within one year of issuance. These instruments may exist or expire without being drawn down; therefore they do not necessarily represent future cash flow obligations.

Off-Balance Sheet Arrangements

Except for operating lease commitments, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Application of Critical Accounting Policies and Key Estimates

The preparation of our consolidated financial statements in accordance with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported. A critical accounting estimate is an assumption about highly uncertain matters and could have a material effect on the consolidated financial statements if another, also reasonable, amount were used, or, a change in the estimate is reasonably likely from period to period. We base our assumptions on historical experience and on other estimates that we believe are reasonable under the circumstances. Actual results could differ significantly from these estimates.  There were no changes in accounting policies or significant changes in accounting estimates during the first three months of 2012.

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

Goodwill and other intangibles

We have made numerous acquisitions over the years which included the recognition of a significant amount of goodwill. Goodwill is tested for impairment annually or more frequently if an event or circumstance indicates that an impairment loss may have been incurred. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, and determination of the fair value of each reporting unit. We estimate the fair value of our reporting units using an income approach based on the present value of estimated future cash flows. We believe this approach yields the most appropriate evidence of fair value as our reporting units are not easily compared to other corporations involved in similar businesses.  We have determined we have eight reporting units including Residential and Commercial, Dormont, Drains & water re-use, BRAE, Water Quality, EMEA (Europe, Middle East and Africa), Blücher, and Asia.  Our Water Quality reporting unit does not have goodwill.

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

2)             A review of events and circumstances that have occurred since the most recent fair value calculation to determine if those events or circumstances would have affected our previous fair value assessment.  Items identified and reviewed include macroeconomic conditions, industry and market changes, cost factor changes, events that affect the reporting unit, financial performance against expectations and the reporting unit’s performance relative to peers.

We then compile this information and make our assessment of whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount.  If we determine it is not more likely than not, then no further quantitative analysis is required.

The second analysis for goodwill impairment involves a quantitative two-step process.  The first step of the impairment test requires a comparison of the fair value of each of our reporting units to the respective carrying value. If the carrying value of a reporting unit is less than its fair value, no indication of impairment exists and a second step is not performed. If the carrying amount of a reporting unit is higher than its fair value, there is an indication that impairment may exist and a second step must be performed. In the second step, the impairment is computed by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess and charged to operations.

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

Our EMEA reporting unit’s operating results have been hindered by the downturn in the European residential and commercial end markets.  Should EMEA’s business decline further or discount rates increase because the residential and commercial marketplaces deteriorate beyond our current expectations, then the reporting unit’s goodwill may be at risk for impairment. EMEA’s goodwill balance as of April 1, 2012 was $216.1 million. As of October 30, 2011, our last impairment analysis date, the fair value of the EMEA reporting unit exceeded the carrying value by 9%.  Based on the last impairment test, a 1.0% increase in discount rate would have resulted in an impairment charge.

The Blücher reporting unit’s operating forecast is trending above budgeted expectations for 2012. Should Blücher’s sales decline because the European marketplace deteriorates beyond our current expectations, then the reporting unit’s goodwill may be at risk for impairment in the future. Blücher’s goodwill balance as of April 1, 2012 was $76.8 million.  As of October 30, 2011, our last impairment analysis date, the fair value of Blücher’s reporting unit exceeded the carrying value by 18%.

Product liability and workers’ compensation costs

Because of retention requirements associated with our insurance policies, we are generally self-insured for potential product liability claims and for workers’ compensation costs associated with workplace accidents. We are subject to a variety of potential liabilities in connection with product liability cases and we maintain excess product liability and other insurance coverage, which we believe to be generally in accordance with industry practices.  For product liability cases in the U.S., management establishes its product liability accrual by utilizing third party actuarial valuations which incorporates historical trend factors and our specific claims experience derived from loss reports provided by third-party administrators.  In other countries, we maintain insurance coverage with relatively high deductible payments, as product liability claims tend to be smaller than those experienced in the U.S.  Changes in the nature of claims or the actual settlement amounts could affect the adequacy of this estimate and require changes to the provisions, as we experienced in the first quarter of 2012 when we incurred incremental costs of $2.1 million. Because the liability is an estimate, the ultimate liability may be more or less than reported.

Workers’ compensation liabilities in the U.S. are recognized for claims incurred (including claims incurred but not reported) and for changes in the status of individual case reserves. At the time a workers’ compensation claim is filed, a liability is estimated to settle the claim. The liability for workers’ compensation claims is determined based on management’s estimates of the nature and severity of the claims and based on analysis provided by third-party administrators and by various state statutes and reserve requirements. We have developed our own trend factors based on our specific claims experience, discounted based on risk-free interest rates. We employ third party actuarial valuations to help us estimate our workers’ compensation accrual.  In other countries where workers’ compensation costs are applicable, we maintain insurance coverage with limited deductible payments. Because the liability is an estimate, the ultimate liability may be more or less than reported and is subject to changes in discount rates.

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

On October 31, 2011, our Board of Directors voted to cease accruals of additional benefits effective December 31, 2011 under both the Pension Plan and Supplemental Employees Retirement Plan.  Effective November 1, 2011, we began amortizing the unamortized gains and losses over the remaining life expectancy of the participants instead of our former policy of average remaining service period.

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

Our consolidated earnings, which are reported in United States dollars, are subject to translation risks due to changes in foreign currency exchange rates. This risk is concentrated primarily in the exchange rate between the U.S. dollar and the euro; the U.S. dollar and the Canadian dollar; and the U.S. dollar and the Chinese yuan.

Our foreign subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials and are denominated in European currencies or the U.S. or Canadian dollar. We use foreign currency forward exchange contracts to manage the risk related to intercompany purchases that occur during the course of a year and certain open foreign currency denominated commitments to sell products to third parties. For the first quarters of 2012 and 2011, unrealized income and expense recorded in other (income) expense for the change in the fair value of such contracts was $0.2 million and $0.2 million of expense, respectively.

We have historically had a low exposure on the cost of our debt to changes in interest rates. Information about our long-term debt, including principal amounts and related interest rates, appears in Notes 3 and 8 of this report and in Note 10 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended April 1, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  In connection with these rules, we will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Part II.  OTHER INFORMATION

Item l.   Legal Proceedings

As disclosed in Part I, Item 1, “Product Liability, Environmental and Other Litigation Matters” of our Annual Report on Form 10-K for the year ended December 31, 2011, we are party to certain litigation.  There have been no material developments with respect to our contingencies and environmental remediation proceedings during the quarter ended April 1, 2012.

Item 1A.  Risk Factors

This report may include statements that are not historical facts and are considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements reflect our current views about future results of operations and other forward-looking information.  In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should” and “would” or similar words. You should not rely on forward-looking statements because our actual results may differ materially from those indicated by these forward-looking statements as a result of a number of important factors.  These factors include, but are not limited to, the following:  the current economic and financial condition, which can affect levels of housing starts and remodeling, affecting the markets where our products are sold, manufactured, or marketed; shortages in and pricing of raw materials and supplies; loss of market share through competition; introduction of competing products by other companies; pressure on prices from competitors, suppliers, and/or customers; changes in variable interest rates on our borrowings; identification and disclosure of material weaknesses in our internal control over financial reporting; failure to expand our markets through acquisitions; failure or delay in developing new products; lack of acceptance of new products; failure to manufacture products that meet required performance and safety standards; foreign exchange rate fluctuations; cyclicality of industries, such as plumbing and heating wholesalers and home improvement retailers, in which we market certain of our products; environmental compliance costs; product liability risks; the results and timing of our restructuring plans; changes in the status of current litigation, and other risks and uncertainties discussed in Part I, Item 1A, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities Exchange Commission, and in other reports we file from time to time with the Securities and Exchange Commission.

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

The following table includes information with respect to shares of our Class A Common Stock withheld to satisfy withholding tax obligations during the three-month period ended April 1, 2012.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2012 — January 29, 2012	—	$—	—	—
January 30, 2012 — February 26, 2012	33,922	$40.09	—	—
February 26, 2012 — April 1, 2012	3,017	$39.63	—	—
Total	36,939	$40.05	—	—

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

WATTS WATER TECHNOLOGIES, INC.

Date:	May 10, 2012	By:	/s/ David J. Coghlan
David J. Coghlan
Chief Executive Officer (principal executive officer)

Date:	May 10, 2012	By:	/s/ William C. McCartney
William C. McCartney
Chief Financial Officer (principal financial officer)

Date:	May 10, 2012	By:	/s/ Timothy M. MacPhee
Timothy M. MacPhee
Treasurer and Chief Accounting Officer (principal accounting officer)

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description

3.1	Restated Certificate of Incorporation, as amended (1)

3.2	Amended and Restated By-Laws (2)

10.1	Amendment No. 3 to the Watts Water Technologies, Inc. Management Stock Purchase Plan (3)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*                                         Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at April 1,  2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the First Quarters Ended April 1, 2012 and April 3, 2011, (iii) Consolidated Statements of Comprehensive Income for the First Quarters Ended April 1, 2012 and April 3, 2011,  (iv) Consolidated Statements of Cash Flows for the First Quarters Ended April 1, 2012 and April 3, 2011, and (v) Notes to Consolidated Financial Statements.

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

(1)         Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-11499) for the quarter ended July 3, 2005.

(2)         Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-11499) dated July 12, 2010.

(3)         Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-11499) for the year ended December 31, 2011.