Form 10-Q
period 2012-07-01
WATTS WATER TECHNOLOGIES INC
filed 2012-08-09
CIK 795403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 1, 2012

or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2012
Class A Common Stock, $0.10 par value	27,764,589

Class B Common Stock, $0.10 par value	6,953,680

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share information)

(Unaudited)

	July 1,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$167.8	$250.6
Short-term investment securities	4.1	4.1
Trade accounts receivable, less allowance for doubtful accounts of $9.7 million at July 1, 2012 and $9.1 million at December 31, 2011	223.3	207.1
Inventories, net:
Raw materials	104.6	107.7
Work in process	22.3	28.7
Finished goods	159.9	147.8
Total Inventories	286.8	284.2
Prepaid expenses and other assets	35.8	26.6
Deferred income taxes	27.8	28.3
Assets held for sale	14.7	4.6
Total Current Assets	760.3	805.5
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	487.6	494.8
Accumulated depreciation	(275.5)	(268.1)
Property, plant and equipment, net	212.1	226.7
OTHER ASSETS:
Goodwill	490.5	490.4
Intangible assets, net	149.5	154.6
Deferred income taxes	9.1	10.2
Other, net	9.8	10.1
TOTAL ASSETS	$1,631.3	$1,697.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$125.9	$126.5
Accrued expenses and other liabilities	117.4	109.2
Accrued compensation and benefits	39.5	45.9
Current portion of long-term debt	77.0	2.0
Total Current Liabilities	359.8	283.6
LONG-TERM DEBT, NET OF CURRENT PORTION	308.1	397.4
DEFERRED INCOME TAXES	55.9	58.2
OTHER NONCURRENT LIABILITIES	38.4	38.5
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Class A Common Stock, $0.10 par value; 80,000,000 shares authorized; 1 vote per share; issued and outstanding, 27,844,816 shares at July 1, 2012 and 29,471,414 shares at December 31, 2011	2.8	2.9
Class B Common Stock, $0.10 par value; 25,000,000 shares authorized; 10 votes per share; issued and outstanding, 6,953,680 shares at July 1, 2012 and at December 31, 2011	0.7	0.7
Additional paid-in capital	432.3	420.1
Retained earnings	475.2	515.1
Accumulated other comprehensive loss	(41.9)	(19.0)
Total Stockholders’ Equity	869.1	919.8
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,631.3	$1,697.5

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in millions, except per share information)

(Unaudited)

	Second Quarter Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Net sales	$371.1	$375.7	$735.3	$705.6
Cost of goods sold	239.3	245.4	473.9	454.3
GROSS PROFIT	131.8	130.3	261.4	251.3
Selling, general & administrative expenses	96.9	98.2	197.9	195.2
Restructuring and other charges	1.2	5.5	2.9	6.6
OPERATING INCOME	33.7	26.6	60.6	49.5
Other (income) expense:
Interest income	(0.2)	(0.2)	(0.4)	(0.5)
Interest expense	6.1	6.7	12.3	12.6
Other expense, net	—	0.6	(0.9)	0.7
Total other expense	5.9	7.1	11.0	12.8
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	27.8	19.5	49.6	36.7
Provision for income taxes	9.3	6.6	15.4	12.7
NET INCOME FROM CONTINUING OPERATIONS	18.5	12.9	34.2	24.0
Income from discontinued operations, net of taxes	—	1.7	—	1.7
NET INCOME	$18.5	$14.6	$34.2	$25.7

BASIC EPS
Net income per share:
Continuing operations	$0.51	$0.34	$0.93	$0.64
Discontinued operations	—	0.05	—	0.05
NET INCOME	$0.51	$0.39	$0.93	$0.69
Weighted average number of shares	36.5	37.6	36.7	37.6

DILUTED EPS
Net income per share:
Continuing operations	$0.51	$0.34	$0.93	$0.64
Discontinued operations	—	0.05	—	0.05
NET INCOME	$0.51	$0.39	$0.93	$0.68
Weighted average number of shares	36.6	37.8	36.8	37.7

Dividends per share	$0.11	$0.11	$0.22	$0.22

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in millions)

(Unaudited)

	Second Quarter Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Net income	$18.5	$14.6	$34.2	$25.7

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(39.7)	14.7	(23.2)	48.7
Defined benefit pension plans:
Amortization of prior service cost included in net periodic pension cost	—	0.1	—	0.2
Amortization of net losses included in net periodic pension cost	0.1	0.7	0.3	1.4
Defined benefit pension plans	0.1	0.8	0.3	1.6
Other comprehensive income (loss), net of tax	(39.6)	15.5	(22.9)	50.3
Comprehensive income (loss)	$(21.1)	$30.1	$11.3	$76.0

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Six Months Ended
	July 1, 2012	July 3, 2011
OPERATING ACTIVITIES
Net income	$34.2	$25.7
Less: Income from discontinued operations, net of taxes	—	1.7
Net income from continuing operations	34.2	24.0
Adjustments to reconcile net income from continuing operations to net cash provided by continuing operating activities:
Depreciation	16.7	16.1
Amortization	8.4	9.3
Stock-based compensation	2.5	5.8
Deferred income taxes benefit	(0.5)	(4.7)
Loss on disposal and impairment of property, plant and equipment and other	0.4	0.5
Changes in operating assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable	(21.4)	(14.0)
Inventories	(9.7)	(14.7)
Prepaid expenses and other assets	(9.2)	(4.0)
Accounts payable, accrued expenses and other liabilities	2.5	2.4
Net cash provided by continuing operations	23.9	20.7
INVESTING ACTIVITIES
Additions to property, plant and equipment	(9.6)	(12.0)
Proceeds from the sale of property, plant and equipment	1.0	0.6
Purchase of short-term investment securities	—	(4.1)
Proceeds from the sale of short-term investment securities	—	4.1
Business acquisitions, net of cash acquired	(17.5)	(162.9)
Net cash used in investing activities	(26.1)	(174.3)
FINANCING ACTIVITIES
Proceeds from long-term debt	9.2	184.0
Payments of long-term debt	(22.8)	(99.9)
Payment of capital leases and other	(1.2)	(1.3)
Proceeds from share transactions under employee stock plans	6.0	3.0
Tax benefit of stock awards exercised	0.4	0.4
Dividends	(8.2)	(8.3)
Payments to repurchase common stock	(63.2)	—
Net cash provided by (used in) financing activities	(79.8)	77.9
Effect of exchange rate changes on cash and cash equivalents	(0.8)	13.2
DECREASE IN CASH AND CASH EQUIVALENTS	(82.8)	(62.5)
Cash and cash equivalents at beginning of year	250.6	329.2
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$167.8	$266.7

NON-CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of businesses:
Fair value of assets acquired	$27.7	$218.8
Cash paid, net of cash acquired	17.5	162.9
Liabilities assumed	$10.2	$55.9
Acquisition of fixed assets under financing agreements	$0.6	$4.3
Issuance of stock under management stock purchase plan	$0.4	$0.4

CASH PAID FOR:
Interest	$12.5	$12.2
Income taxes	$14.0	$20.1

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the Watts Water Technologies, Inc. (the Company) Consolidated Balance Sheet as of July 1, 2012, the Consolidated Statements of Operations for the second quarter and six months ended July 1, 2012 and July 3, 2011, the Consolidated Statements of Comprehensive Income for the second quarter and six months ended July 1, 2012 and July 3, 2011, and the Consolidated Statements of Cash Flows for the six months ended July 1, 2012 and July 3, 2011.

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

The Company operates on a 52-week fiscal year ending on December 31st.  Any quarterly or six- month data contained in this Quarterly Report on Form 10-Q generally reflect the results of operations for a 13-week period or 26-week period, respectively.

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

Goodwill and Long-Lived Assets

The changes in the carrying amount of goodwill by geographic segment are as follows:

	Gross Balance				Accumulated Impairment Losses			Net Goodwill
	Balance January 1, 2011	Acquired During the Period	Foreign Currency Translation and Other	Balance July 3, 2011	Balance January 1, 2011	Impairment Loss During the Period	Balance July 3, 2011	July 3, 2011
	(in millions)
North America	$213.8	$2.5	$—	$216.3	$(22.0)	$—	$(22.0)	$194.3
Europe, Middle East and Africa (EMEA)	228.1	62.5	17.2	307.8	—	—	—	307.8
Asia	8.1	4.3	0.2	12.6	—	—	—	12.6
Total	$450.0	$69.3	$17.4	$536.7	$(22.0)	$—	$(22.0)	$514.7

	Gross Balance				Accumulated Impairment Losses			Net Goodwill
	Balance January 1, 2012	Acquired During the Period	Foreign Currency Translation and Other	Balance July 1, 2012	Balance January 1, 2012	Impairment Loss During the Period	Balance July 1, 2012	July 1, 2012
	(in millions)
North America	$215.6	$13.1	$(2.1)	$226.6	$(23.2)	$—	$(23.2)	$203.4
EMEA	285.3	—	(10.8)	274.5	—	—	—	274.5
Asia	12.7	—	(0.1)	12.6	—	—	—	12.6
Total	$513.6	$13.1	$(13.0)	$513.7	$(23.2)	$—	$(23.2)	$490.5

On January 31, 2012, the Company completed the acquisition of tekmar Control Systems (tekmar) in a share purchase transaction.  A designer and manufacturer of control systems used in heating, ventilation, and air conditioning applications, tekmar is expected to enhance the Company’s hydronic systems product offerings in the U.S. and Canada.  The initial purchase price paid was CAD $18.0 million, with post-closing adjustments related to working capital and an earn-out based on the attainment of certain future earnings levels.  The total purchase price will not exceed CAD $26.2 million.  The Company is accounting for the transaction as a business combination.  The Company completed a preliminary purchase price allocation that resulted in the recognition of $13.1 million in goodwill and $10.1 million in intangible assets.  Intangible assets consist primarily of acquired technology with an estimated life of 10 years, distributor relationships with an estimated life of 7 years, and a trade name with an estimated life of 20 years.  The goodwill is not expected to be deductible for tax purposes.

Goodwill and indefinite-lived intangible assets are tested for impairment at least annually or more frequently if events or circumstances indicate that it is “more likely than not” that they might be impaired, such as from a change in business conditions. The Company performs its annual impairment assessment of goodwill and indefinite-lived intangible assets in the fourth quarter of each year.

As of October 30, 2011, the annual impairment analysis date, the fair value of the Company’s Europe, Middle East and Africa (EMEA) reporting unit exceeded the carrying value by approximately 9%.  Operating results for the EMEA reporting unit have been hindered by the downturn in the economic environment in Europe and continued to fall below expectations during the six months ended July 1, 2012, triggering the decision to update the impairment analysis.  As a result of the updated fair value assessment, it was determined that the fair value of the EMEA reporting unit continues to exceed its carrying value, a result of a decrease in discount rate and a reduction of net debt offset by lower short-term projections.  The Company also performed an analysis on the long-lived assets in the EMEA reporting unit as a result of the triggering event and concluded that these assets were not impaired.

Should the EMEA reporting unit’s operating results decline further because the European marketplace deteriorates beyond our current expectations or should interest rates increase significantly, then the reporting unit’s goodwill may be at risk for impairment in the future. The EMEA reporting unit’s goodwill balance as of July 1, 2012 was $202.7 million.

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

Intangible assets include the following:

	July 1, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Patents	$16.3	$(11.2)	$5.1	$16.5	$(10.8)	$5.7
Customer relationships	132.1	(63.9)	68.2	135.8	(57.7)	78.1
Technology	28.1	(8.2)	19.9	19.8	(7.1)	12.7
Trade Names	13.0	(1.3)	11.7	13.4	(0.8)	12.6
Other	8.6	(5.5)	3.1	8.5	(5.4)	3.1
Total amortizable intangibles	198.1	(90.1)	108.0	194.0	(81.8)	112.2
Indefinite-lived intangible assets	41.5	—	41.5	42.4	—	42.4
Total	$239.6	$(90.1)	$149.5	$236.4	$(81.8)	$154.6

Aggregate amortization expense for amortizable intangible assets for the second quarters of 2012 and 2011 was $4.2 million and $5.3 million, respectively, and for the first six months of 2012 and 2011 was $8.4 million and $9.3 million, respectively.  Additionally, future amortization expense for the next five years on amortizable intangible assets is expected to be approximately $7.6 million for the remainder of 2012, $15.0 million for 2013, $14.8 million for 2014, $14.5 million for 2015 and $14.1 million for 2016. Amortization expense is recorded on a straight-line basis over the estimated useful lives of the intangible assets. The weighted-average remaining life of total amortizable intangible assets is 10.0 years. Patents, customer relationships, technology, trade names and other amortizable intangibles have weighted-average remaining lives of 6.9 years, 7.0 years, 12.2 years, 12.1 years and 42.1 years, respectively. Intangible assets not subject to amortization consist of certain trademarks and trade names.

Stock-Based Compensation

The Company maintains three stock incentive plans under which key employees and non-employee members of the Company’s Board of Directors have been granted incentive stock options (ISOs) and nonqualified stock options (NSOs) to purchase the Company’s Class A Common Stock. Only one plan, the 2004 Stock Incentive Plan, is currently available for the grant of new stock options, which are currently being granted only to employees.  Under the 2004 Stock Incentive Plan, options become exercisable over a four-year period at the rate of 25% per year and expire ten years after the grant date. ISOs and NSOs granted under the plans may have exercise prices of not less than 100% and 50% of the fair market value of the Class A Common Stock on the date of grant, respectively. The Company’s current practice is to grant all options at fair market value on the grant date. The Company did not issue any stock options during the first six months of 2012 and 2011.

The Company has also granted shares of restricted stock to key employees and stock awards to non-employee members of the Company’s Board of Directors under the 2004 Stock Incentive Plan, which vest either immediately, or over a three-year period at the rate of one-third per year. The restricted stock awards are amortized to expense on a straight-line basis over the vesting period. The Company did not issue any restricted stock in the first six months of 2012 and issued 1,400 shares of restricted stock in the first six months of 2011.

The Company also has a Management Stock Purchase Plan that allows for the purchase of restricted stock units (RSUs) by key employees.  On an annual basis, key employees may elect to receive a portion of their annual incentive compensation in RSUs instead of cash.  Each RSU represents one share of Class A Common Stock and is purchased by the employee at 67% of the fair market value of the Company’s Class A Common Stock on the date of grant.  RSUs vest annually over a three-year period from the grant date and receipt of the shares underlying RSUs is deferred for a minimum of three years or such greater number of years as is chosen by the employee.  An aggregate of 2,000,000 shares of Class A Common Stock may be issued under the Management Stock Purchase Plan. The Company granted 63,739 RSUs and 96,454 RSUs in the first six months of 2012 and 2011, respectively.

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

On May 23, 2012, William C. McCartney provided notice of his intention to retire as Chief Financial Officer of the Company.  On June 14, 2012, the Company entered into a retention agreement with Mr. McCartney.  Pursuant to the retention agreement, Mr. McCartney will continue employment with the Company until December 14, 2012 and will assist the Company in identifying a successor and transitioning his responsibilities and duties to the new Chief Financial Officer. Pursuant to Mr. McCartney fulfilling his duties under the retention agreement, the Company will record a pre-tax charge of approximately $1.5 million over the retention period, consisting of expected cash payments of $0.7 million and a non-cash charge of $0.8 million for the modification of stock options and restricted stock awards.  In addition, Mr. McCartney will receive a performance bonus he would have been entitled to had he been employed by the Company through December 31, 2012.  The charge recorded in the second quarter related to the retention agreement was immaterial.

On January 26, 2011, Patrick S. O’Keefe resigned from his positions as Chief Executive Officer, President and Director.  Pursuant to a separation agreement, the Company recorded a charge of $6.3 million, consisting of $3.3 million in expected cash severance and a non-cash charge of $3.0 million for the modification of stock options and restricted stock awards.

Shipping and Handling

The Company’s shipping costs included in selling, general and administrative expenses were $8.9 million and $9.9 million for the second quarters of 2012 and 2011, respectively, and were $18.8 million and $18.7 million for the first six months of 2012 and 2011, respectively.

Research and Development

Research and development costs included in selling, general and administrative expenses were $5.3 million and $5.7 million for the second quarters of 2012 and 2011, respectively, and were $10.7 million for both the first six months of 2012 and 2011, respectively.

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

New Accounting Standards

In December 2011, the Financial Accounting Standards Board (FASB) issued an amendment to the accounting guidance for disclosure of offsetting assets and liabilities and related arrangements. The amendment expands the disclosure requirements in that entities will be required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The amendment is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013, and shall be applied retrospectively. The Company does not expect the adoption of this accounting pronouncement will have a material impact on its financial statements.

In July 2012, the FASB issued an amendment to the requirements for indefinite-lived intangible asset impairment testing. The Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is more likely than not that the fair value of an indefinite-lived intangible asset is greater than its carrying amount, then performing the impairment test is unnecessary. The Company intends to adopt this new standard effective with its annual impairment testing date of October 30, for the year ending December 31, 2012.

3. Discontinued Operations and Assets Held For Sale

In the first quarter of 2010, the Company recorded an estimated reserve of $5.3 million in discontinued operations in connection with its investigation of potential violations of the Foreign Corrupt Practices Act (FCPA) at Watts Valve (Changsha) Co., Ltd. (CWV), a former indirect wholly-owned subsidiary of the Company in China. On October 13, 2011, the Company entered into a settlement for $3.8 million with the Securities and Exchange Commission to resolve allegations concerning potential violations of the FCPA at CWV. During the quarter ended July 3, 2011, the Company revised the reserve to $3.8 million based on the pending settlement.  See Note 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

	Second Quarter Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
	(in millions)
Reserve release - FCPA matter (CWV)	$—	$1.7	$—	$1.7
Gain on disposal — TEAM	—	0.3	—	0.3
Income (loss) before income taxes	—	2.0	—	2.0
Income tax expense	—	0.3	—	0.3
Income from discontinued operations, net of taxes	$—	$1.7	$—	$1.7

During the quarter ended July 1, 2012, the Company’s Board of Directors approved the disposal of an operation within the Company’s North America segment.  The Company evaluated the fair value less cost to sell the net assets and determined that the fair value exceeded the carrying value. The Company recorded the net assets of $10.9 million, representing gross assets of $14.0 million less liabilities of $3.1 million, as assets held for sale.  The revenues and results of operations are not material to the Company.  The Company will not have continuing involvement after a sale is completed.

4. Financial Instruments and Derivative Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including foreign currency derivatives, deferred compensation plan assets and related liability, and contingent consideration. There were no cash flow hedges as of July 1, 2012.  The fair values of these certain financial assets and liabilities were determined using the following inputs at July 1, 2012 and December 31, 2011:

	Fair Value Measurements at July 1, 2012 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Assets
Plan asset for deferred compensation(1)	$4.1	$4.1	$—	$—
Total assets	$4.1	$4.1	$—	$—
Liabilities
Plan liability for deferred compensation(2)	$4.1	$4.1	$—	$—
Contingent consideration(3)	6.1	—	—	6.1
Total liabilities	$10.2	$4.1	$—	$6.1

	Fair Value Measurements at December 31, 2011 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Assets
Plan asset for deferred compensation(1)	$4.0	$4.0	$—	$—
Total assets	$4.0	$4.0	$—	$—
Liabilities
Plan liability for deferred compensation(2)	$4.0	$4.0	$—	$—
Contingent consideration(3)	1.1	—	—	1.1
Total liabilities	$5.1	$4.0	$—	$1.1

(1)         Included in other, net on the Company’s consolidated balance sheet.

(2)         Included in accrued compensation and benefits on the Company’s consolidated balance sheet.

(3)         Included in other noncurrent liabilities and accrued expenses and other liabilities on the Company’s consolidated balance sheet.

The table below provides a summary of the changes in fair value of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period December 31, 2011 to July 1, 2012.

	Balance	Purchases,	Total realized and unrealized gains (losses) included in:		Balance
	December 31, 2011	sales, settlements, net	Earnings	Comprehensive income	July 1, 2012
	(in millions)
Contingent consideration	$1.1	$5.1	$0.1	$(0.2)	$6.1

In 2010, a contingent liability of $1.9 million was recognized as an estimate of the acquisition date fair value of the contingent consideration in the BRAE acquisition. This liability was classified as Level 3 under the fair value hierarchy as it was based on the weighted probability of achievement of a future performance metric as of the date of the acquisition, which was not observable in the market.  During the year ended December 31, 2011, the estimate of the fair value of the contingent consideration was reduced to $1.1 million based on the revised probability of achievement of the future performance metric.  Failure to meet the performance metric would reduce this liability to zero, while complete achievement would increase this liability to the full remaining purchase price of $4.8 million.

In connection with the tekmar Control Systems acquisition in 2012, a contingent liability of $5.1 million was recognized as the estimate of the acquisition date fair value of the contingent consideration (see Note 12). This liability was classified as Level 3 under the fair value hierarchy as it was based on the probability of achievement of a future performance metric as of the date of the acquisition, which was not observable in the market.  Failure to meet the performance metrics would reduce this liability to zero; while complete achievement would increase this liability to the full remaining purchase price of CAD $8.2 million.

Short-term investment securities as of July 1, 2012 consist of a certificate of deposit with a remaining maturity of greater than three months at the date of purchase, for which the carrying amount is a reasonable estimate of fair value.

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

The Company has exposure to a number of foreign currency rates, including the Canadian Dollar, the Euro, the Chinese Yuan and the British Pound. To manage this risk, the Company generally uses a layering methodology whereby at the end of any quarter, the Company has generally entered into forward exchange contracts which hedge approximately 50% of the projected intercompany purchase transactions for the next twelve months. The Company primarily uses this strategy for the purchases between Canada and the U.S. The average volume of contracts can vary but generally is approximately $2 million to $15 million in open contracts at the end of any given quarter. At July 1, 2012, the Company had contracts for notional amounts aggregating approximately $2.0 million. The Company accounts for the forward exchange contracts as an economic hedge. Realized and unrealized gains and losses on the contracts are recognized in other (income) expense in the consolidated statement of operations. These contracts do not subject the Company to significant market risk from exchange movement because they offset gains and losses on the related foreign currency denominated transactions.  The fair value of these contracts as of July 1, 2012 was not material.

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

	July 1,	December 31,
	2012	2011
	(in millions)
Carrying amount	$385.1	$399.4
Estimated fair value	$422.7	$440.5

5. Restructuring and Other Charges

The Company’s Board of Directors approves all major restructuring programs that involve the discontinuance of product lines or the shutdown of facilities.  From time to time, the Company takes additional restructuring actions, including involuntary terminations that are not part of a major program.  The Company accounts for these costs in the period that the individual employees are notified or the liability is incurred.  These costs are included in restructuring and other charges in the Company’s consolidated statements of operations.  In April 2011, the Board approved an integration program in association with the acquisition of Danfoss Socla S.A.S. (Socla).  The program was designed to integrate certain operations and management structures of Socla with a total estimated pre-tax cost of $6.4 million with costs being incurred through 2012.  As of July 1, 2012, the Company revised its forecast to $4.4 million due to lower than expected severance costs.

The Company also periodically initiates other actions which are not part of a major program.  In 2011, the Company initiated restructuring activities with respect to the Company’s operating facilities in Europe, which included the closure of a facility. The Europe restructuring activities are expected to include pre-tax costs of approximately $2.6 million, including costs for severance and shut-down costs. The total net after-tax charge is $1.8 million with costs being incurred through 2012.  In 2012, the Company commenced restructuring activities in North America to relocate certain production activities, which include the closure of two manufacturing sites occurring through 2013.  Total expected costs are $2.8 million, including severance and shutdown costs.  The net after tax charge of $1.8 million will be incurred through the middle of 2013.

A summary of the pre-tax cost by restructuring program is as follows:

	Second Quarter Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
	(in millions)
Restructuring costs:
2010 Actions	$0.1	$1.8	$0.1	$2.7
2011 Actions	0.1	3.4	0.6	3.6
Other Actions	0.9	—	1.6	—
Total restructuring charges	1.1	5.2	2.3	6.3
Other charges related to impairments	0.1	0.3	0.6	0.3
Total restructuring and other charges	$1.2	$5.5	$2.9	$6.6

The Company recorded net pre-tax restructuring and other charges in its business segments as follows:

	Second Quarter Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
	(in millions)
North America	$0.4	$—	$0.8	$0.1
EMEA	0.8	5.3	2.1	6.3
Asia.	—	0.2	—	0.2
Total	$1.2	$5.5	$2.9	$6.6

2011 Actions

The following table summarizes the total expected, incurred and remaining pre-tax severance costs for the 2011 Socla integration program:

Reportable Segment	Total Expected Costs	Incurred through July 1, 2012	Remaining Costs at July 1, 2012
	(in millions)
EMEA	$4.2	$3.5	$0.7
Asia	0.2	0.2	—
Total	$4.4	$3.7	$0.7

The Company expects to spend the remaining costs by the end of 2012.

Details of the Company’s 2011 Socla integration reserves for severance for the six months ended July 1, 2012 are as follows:

Six Months Ended
July 1, 2012
(in millions)
Balance at December 31, 2011	$0.4
Net pre-tax restructuring charges	0.5
Utilization and foreign currency impact	(0.3)
Balance at April 1, 2012	$0.6
Net pre-tax restructuring charges	0.1
Utilization and foreign currency impact	(0.6)
Balance at July 1, 2012	$0.1

The Company expects to exhaust the remaining reserve by the end of 2012.

The following table summarizes expected, incurred and remaining severance costs for 2011 Socla integration actions:

Incurred through July 1, 2012
(in millions)
Expected costs	$4.4
Costs incurred — 2011	(3.1)
Costs incurred — quarter ended April 1, 2012	(0.5)
Costs incurred — quarter ended July 1, 2012	(0.1)
Remaining costs at July 1, 2012	$0.7

6. Earnings per Share

The following tables set forth the reconciliation of the calculation of earnings per share:

	For the Second Quarter Ended July 1, 2012			For the Second Quarter Ended July 3, 2011
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(amounts in millions, except per share amounts)
Basic EPS
Net income:
Continuing operations	$18.5	36.5	$0.51	$12.9	37.6	$0.34
Discontinued operations	—		—	1.7		0.05
Net income	$18.5		$0.51	$14.6		$0.39
Effect of dilutive securities
Common stock equivalents		0.1			0.2
Diluted EPS
Net income:
Continuing operations	$18.5		$0.51	$12.9		$0.34
Discontinued operations	—		—	1.7		0.05
Net income	$18.5	36.6	$0.51	$14.6	37.8	$0.39

Options to purchase 0.4 million and 0.3 million shares of Class A Common Stock were outstanding during the second quarters of 2012 and 2011, respectively, but were not included in the computation of diluted EPS because to do so would be anti-dilutive.

	For the Six Months Ended July 1, 2012			For the Six Months Ended July 3, 2011
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(amounts in millions, except per share amounts)
Basic EPS
Net income:
Continuing operations	$34.2	36.7	$0.93	$24.0	37.6	$0.64
Discontinued operations	—		—	1.7		0.05
Net income	$34.2		$0.93	$25.7		$0.69
Effect of dilutive securities
Common stock equivalents		0.1			0.1
Diluted EPS
Net income:
Continuing operations	$34.2		$0.93	$24.0		$0.64
Discontinued operations	—		—	1.7		0.05
Net income	$34.2	36.8	$0.93	$25.7	37.7	$0.68

Options to purchase 0.4 million and 0.3 million shares of Class A Common Stock were outstanding during the first six months of 2012 and 2011, respectively, but were not included in the computation of diluted EPS because to do so would be anti-dilutive.

On May 16, 2012, the Board of Directors authorized a stock repurchase program of up to two million shares of the Company’s Class A Common Stock.  During the quarter ended July 1, 2012, the Company repurchased approximately 1.9 million shares of Class A common stock at a cost of approximately $63.2 million.  The stock repurchase program was completed in July 2012.

7. Segment Information

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

The following is a summary of the Company’s significant accounts and balances by segment, reconciled to the consolidated totals:

	Second Quarter Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
	(in millions)
Net Sales
North America	$221.8	$212.0	$431.8	$414.1
EMEA	142.8	157.8	292.0	281.8
Asia	6.5	5.9	11.5	9.7
Consolidated net sales	$371.1	$375.7	$735.3	$705.6

Operating income (loss)
North America	$26.7	$26.3	$46.9	$53.0
EMEA	12.0	6.9	24.8	16.6
Asia	2.1	0.9	3.5	1.7
Subtotal reportable segments	40.8	34.1	75.2	71.3

Corporate (*)	(7.1)	(7.5)	(14.6)	(21.8)
Consolidated operating income	33.7	26.6	60.6	49.5

Interest income	0.2	0.2	0.4	0.5
Interest expense	(6.1)	(6.7)	(12.3)	(12.6)
Other	—	(0.6)	0.9	(0.7)
Income from continuing operations before income taxes	27.8	$19.5	$49.6	$36.7

Capital Expenditures
North America	$1.8	$1.9	$4.4	$5.3
EMEA	2.4	3.2	4.6	6.3
Asia	0.5	0.3	0.6	0.4
Consolidated capital expenditures	$4.7	$5.4	$9.6	$12.0

Depreciation and Amortization
North America	$5.2	$5.2	$10.0	$9.6
EMEA	6.8	8.4	14.1	14.8
Asia	0.5	0.5	1.0	1.0
Consolidated depreciation and amortization	$12.5	$14.1	$25.1	$25.4

Identifiable Assets (at end of period)
North America			$790.0	$844.9
EMEA			750.5	948.8
Asia			90.8	85.1
Discontinued operations			—	1.6
Consolidated identifiable assets			$1,631.3	$1,880.4

Property, plant and equipment, net (at end of period)
North America			$73.7	$83.8
EMEA			123.9	153.1
Asia			14.5	15.3
Consolidated property, plant and equipment, net			$212.1	$252.2

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

The following includes U.S. net sales and U.S. property, plant and equipment of the Company’s North America segment:

	Second Quarter Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
	(in millions)

U.S. net sales	$199.7	$192.5	$389.7	$375.4
U.S. property, plant and equipment (at end of period)			$71.6	$78.6

The following includes intersegment sales for North America, EMEA and Asia:

	Second Quarter Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
	(in millions)
Intersegment Sales
North America	$1.2	$0.8	$2.6	$1.7
EMEA	2.0	2.3	4.6	4.2
Asia	35.3	37.2	66.4	67.9
Intersegment sales	$38.5	$40.3	$73.6	$73.8

The North America segment includes $14.7 million in assets held for sale at July 1, 2012. The North America segment and the Asia segment include $3.8 million and $6.2 million, respectively, in assets held for sale at July 3, 2011.

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

	Second Quarter Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
	(in millions)
Net Sales
Residential & commercial flow control	$211.3	$199.2	$412.5	$365.6
HVAC & gas	106.8	122.1	216.6	235.6
Drains & water re-use	35.0	36.6	68.7	67.7
Water quality	18.0	17.8	37.5	36.7
Consolidated net sales	$371.1	$375.7	$735.3	$705.6

8.  Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of the following:

	Foreign Currency Translation	Pension Adjustment	Accumulated Other Comprehensive Income (Loss)
	(in millions)

Balance December 31, 2011	$5.6	$(24.6)	$(19.0)
Change in period	16.5	0.2	16.7
Balance April 1, 2012	$22.1	$(24.4)	$(2.3)
Change in period	(39.7)	0.1	(39.6)
Balance July 1, 2012	$(17.6)	$(24.3)	$(41.9)

Balance December 31, 2010	$24.9	$(25.2)	$(0.3)
Change in period	34.0	0.8	34.8
Balance April 3, 2011	$58.9	$(24.4)	$34.5
Change in period	14.7	0.8	15.5
Balance July 3, 2011	$73.6	$(23.6)	$50.0

Accumulated other comprehensive income (loss) in the consolidated balance sheets as of July 1, 2012 and July 3, 2011 consists primarily of cumulative translation adjustments and pension related net actuarial loss and prior service costs.

9.  Debt

The Company’s credit agreement (the Credit Agreement)  provides for a multi-currency $300.0 million, five-year, senior unsecured revolving credit facility which may be increased by an additional $150.0 million under certain circumstances and subject to the terms of the Credit Agreement. The Credit Agreement has a sublimit of up to $75.0 million in letters of credit.

Borrowings outstanding under the Credit Agreement bear interest at a fluctuating rate per annum equal to (i) in the case of Eurocurrency rate loans, the British Bankers Association LIBOR rate plus an applicable percentage, ranging from 1.70% to 2.30%, determined by reference to the Company’s consolidated leverage ratio plus, in the case of certain lenders, a mandatory cost calculated in accordance with the terms of the Credit Agreement, or (ii) in the case of base rate loans and swing line loans, the highest of (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such day as announced by Bank of America, N.A. as its “prime rate,” and (c) the British Bankers Association LIBOR rate plus 1.0%, plus an applicable percentage, ranging from 0.70% to 1.30%, determined by reference to the Company’s consolidated leverage ratio. In addition to paying interest under the Credit Agreement, the Company is also required to pay certain fees in connection with the credit facility, including, but not limited to, a facility fee and letter of credit fees. Under the Credit Agreement, the Company is required to satisfy and maintain specified financial ratios and other financial condition tests. The Credit Agreement matures on June 18, 2015.  The Company may repay loans outstanding under the Credit Agreement from time to time without premium or penalty, other than customary breakage costs, if any, and subject to the terms of the Credit Agreement. As of July 1, 2012, the Company was in compliance with all covenants related to the Credit Agreement and had $265.4 million of unused and available credit under the Credit Agreement and $34.6 million of stand-by letters of credit outstanding on the Credit Agreement. The Company did not have any borrowings outstanding under the Credit Agreement at July 1, 2012.

The Company is a party to several note agreements as further detailed in Note 10 of Notes to Consolidated Financial Statements of the Annual Report on Form 10-K for the year ended December 31, 2011.  These note agreements require the Company to maintain a fixed charge coverage ratio of consolidated EBITDA plus consolidated rent expense during the period to consolidated fixed charges.  Consolidated fixed charges are the sum of consolidated interest expense for the period and consolidated rent expense.  As of July 1, 2012, the Company was in compliance with all covenants regarding these note agreements.  The note agreements include $75.0 million of unsecured senior notes maturing on May 15, 2013 which have been included in the current portion of long-term debt in the Company’s balance sheet.

10. Contingencies and Environmental Remediation

As disclosed in Part I, Item 1, “Product Liability, Environmental and Other Litigation Matters” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, the Company was party to certain litigation.  There have been no material developments with respect to the Company’s contingencies and environmental remediation proceedings during the quarter ended July 1, 2012 except as noted below.

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

11. Employee Benefit Plans

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

The components of net periodic benefit cost are as follows:

	Second Quarter Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
	(in millions)
Service cost—benefits earned and administrative costs	$0.2	$1.3	$0.4	$2.6
Interest costs on benefits obligation	1.4	1.5	2.8	3.0
Expected return on assets	(1.7)	(1.8)	(3.5)	(3.6)
Prior service costs and net actuarial loss amortization	0.1	0.8	0.3	1.6
Net periodic benefit cost	$—	$1.8	$—	$3.6

The information related to the Company’s pension funds cash flow is as follows:

	Six Months Ended
	July 1, 2012	July 3, 2011
	(in millions)
Employer contributions	$0.4	$5.1

The Company expects to contribute approximately $0.3 million to its pension plans for the remainder of 2012.

12. Acquisitions

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

The consolidated statement of operations for the second quarter and six months ended July 1, 2012 includes the results of Socla.  The results include $34.4 million and $69.2 million of revenues and $3.2 million and $5.7 million of operating income, respectively, which includes restructuring charges of $0.1 million and $0.6 million, respectively.

Supplemental pro-forma information (unaudited)

Had the Company completed the acquisition of Socla at the beginning of 2011, net sales, net income from continuing operations and earnings per share would have been as follows:

	Second Quarter Ended	Six Months Ended
Amounts in millions (except per share information)	July 3, 2011	July 3, 2011
Net sales	$389.7	$753.0
Net income from continuing operations	$15.7	$29.0
Net income per share:
Basic EPS — continuing operations	$0.42	$0.77
Diluted EPS — continuing operations	$0.41	$0.77

Net income from continuing operations for the second quarter and six months ended July 3, 2011 was adjusted to include $0.2 million and $0.7 million, respectively, of net interest expense related to the financing and $0.2 million and $0.9 million, respectively, of net amortization expense resulting from the estimated allocation of purchase price to amortizable tangible and intangible assets.  Net income for the second quarter and six months ended July 3, 2011 was also adjusted to exclude $2.4 million and $3.5 million, respectively, of net acquisition-related charges and third-party costs.

On January 31, 2012, the Company completed the acquisition of tekmar Control Systems (tekmar) in a share purchase transaction.  A designer and manufacturer of control systems used in heating, ventilation, and air conditioning application, tekmar is expected to enhance the Company’s hydronic systems product offerings in the U.S. and Canada.  The initial purchase price paid was CAD $18.0 million, with an earn-out based on future earnings levels being achieved.  The total purchase price will not exceed CAD $26.2 million.  Sales for tekmar in 2011 approximated CAD $11.0 million.  The results of tekmar are included in the Company’s North America segment since the acquisition date and are not material to the Company’s consolidated financial statements.  See Note 2 for additional information on purchase price allocations.

13.                               Subsequent Event

Dividend Declared

On July 31, 2012, the Company declared a quarterly dividend of eleven cents ($0.11) per share on each outstanding share of Class A Common Stock and Class B Common Stock payable on August 31, 2012 to stockholders of record at the close of business on August 20, 2012.

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

We are a leading supplier of products for use in the water quality, water safety, water flow control and water conservation markets in both North America and EMEA (Europe, Middle East and Africa), with a growing presence in Asia. For over 137 years, we have designed and manufactured products that promote comfort and safety of people and the quality and conservation of water used in commercial and residential applications. We earn revenue and income almost exclusively from the sale of our products. Our principal product lines are:

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

Our business is reported in three geographic segments: North America, EMEA and Asia. We distribute our products through three primary distribution channels: wholesale, do-it-yourself (DIY) and original equipment manufacturers (OEMs). Interest rates, the unemployment rate and credit availability have an indirect effect on the demand for our products due to the effect such rates have on the number of new residential and commercial construction starts and remodeling projects. All of these activities have an impact on our levels of sales and earnings. An additional factor that has had an effect on our sales and operating income is fluctuation in foreign currency exchange rates, as approximately 46% of our sales and certain portions of our costs, assets and liabilities are denominated in currencies other than the U.S. dollar.

During the second quarter of 2012, sales decreased $4.6 million primarily from the depreciation of the euro against the dollar of $16.2 million offset by acquired sales of $13.1 million resulting from our acquisitions of Socla and tekmar.  Organic sales decreased by 0.4% compared to last year’s comparable period, with increased sales in our North American wholesale and DIY markets being offset by reduced sales in EMEA’s OEM and wholesale markets.  Organic sales in the second quarter of 2012 increased over the second quarter of 2011 in North America by $7.6 million, or 3.6%, increased in Asia by $0.2 million, or 3.4%, and decreased in EMEA by $9.3 million, or 5.9%.  Organic sales growth excludes the impacts of acquisitions, divestitures and foreign exchange from year-over-year comparisons.  We believe this provides investors with a more complete understanding of underlying sales trends by providing sales growth on a consistent basis. Organic net sales increases in North America were driven mainly by volume increases in certain markets, offset by lower volumes in EMEA.  Gross margins increased in the second quarter of 2012 as compared to 2011 by 0.8 percentage points, driven principally by reduced acquisition-related costs.  We continued with the conversion of our U.S. manufacturing facilities to lead-free production, which caused inefficiencies from pre-production costs and product outsourcing.  However, the effect of this conversion on gross margins decreased during the second quarter of 2012 as compared to the first quarter of 2012.  Our transition to lead-free products is in response to the federal Reduction of Lead in Drinking Water Act, which requires the weighted average lead content of the wetted surfaces of pipes, plumbing fittings and plumbing fixtures used in potable water applications to be reduced to no greater than 0.25% by January 2014. Commodity costs during the quarter were fairly stable.  Operating income of $33.7 million increased by 26.7% in the second quarter of 2012 as compared to the second quarter of 2011, driven by lower restructuring costs, lower acquisition-related costs and contributions from acquisitions.  Foreign exchange movements primarily related to a weakening of the euro against the U.S. dollar negatively affected operating earnings by $1.6 million, when compared to the same period of 2011.

We believe that the factors relating to our future growth include the demand for clean water around the world, regulatory requirements relating to the quality and conservation of water, continued enforcement of plumbing and building codes, our ability to grow organically in select attractive market segments and geographic regions, the successful completion of selective acquisitions, both in our core markets as well as in new complementary markets, and a healthy economic environment, that fosters residential and commercial construction.  Our acquisition strategy focuses on businesses that manufacture preferred brand name products that address our themes of water quality, water conservation, water safety, water flow control, HVAC and related complementary markets. We target businesses that will provide us with one or more of the following: an entry into new markets, an increase in shelf space with existing customers, a new or improved technology or an expansion of the breadth of our water quality, water conservation, water safety and water flow control and HVAC products for the residential and commercial construction markets.

We have completed 36 acquisitions since divesting our industrial and oil and gas business in 1999.  On January 31, 2012, we completed the acquisition of tekmar Control Systems (tekmar) in a share purchase transaction.  A designer and manufacturer of control systems used in heating, ventilation, and air conditioning applications, tekmar is expected to enhance our hydronic systems product offerings in the U.S. and Canada.  The initial purchase price paid was CAD $18.0 million, with an earn-out based on the achievement of certain future earnings levels.  The total purchase price will not exceed CAD $26.2 million.  Sales for tekmar in 2011 were approximately CAD $11.0 million.  On April 29, 2011, we completed the acquisition of Danfoss Socla S.A.S. (Socla) and the related water controls business of certain other entities controlled by Danfoss A/S, in a share and asset purchase transaction.   The net purchase price of EUR 116.3 million was financed with cash on hand and euro-based borrowings under our Credit Agreement.  The net purchase price was approximately $172.4 million based on the exchange rate of Euro to U.S. dollars as of April 29, 2011.  Socla is a manufacturer of water protection valves and flow control solutions for the water market and the heating, ventilation and air conditioning market.  Its major product lines include backflow preventers, check valves and pressure reducing valves.   Socla is based in France, and its products are distributed worldwide for commercial, residential, municipal and industrial use. Socla’s annual revenue for 2010 was approximately $130.0 million. Socla expands our residential and commercial plumbing and flow control product lines in EMEA and also adds to our HVAC product line.

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

Recent Events

Stock Repurchase Program

We completed the previously announced stock repurchase program during the first week of July 2012.  We purchased two million shares of our Class A Common stock for an aggregate cost of $65.8 million.  During the quarter ended July 1, 2012, we repurchased approximately 1.9 million shares for approximately $63.2 million, at an average purchase price of approximately $32.88 per share.

Dividend Declared

On July 31, 2012, we declared a quarterly dividend of eleven cents ($0.11) per share on each outstanding share of Class A Common Stock and Class B Common Stock payable on August 31, 2012 to stockholders of record at the close of business on August 20, 2012.

Results of Operations

Second Quarter Ended July 1, 2012 Compared to Second Quarter Ended July 3, 2011

Net Sales.  Our business is reported in three geographic segments: North America, EMEA and Asia. Our net sales in each of these segments for each of the second quarters of 2012 and 2011 were as follows:

	Second Quarter Ended July 1, 2012		Second Quarter Ended July 3, 2011			% Change to Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales
	(dollars in millions)
North America	$221.8	59.8%	$212.0	56.4%	$9.8	2.6%
EMEA	142.8	38.5	157.8	42.0	(15.0)	(4.0)
Asia	6.5	1.7	5.9	1.6	0.6	0.2
Total	$371.1	100.0%	$375.7	100.0%	$(4.6)	(1.2)%

The change in net sales was attributable to the following:

					Change As a % of Consolidated Net Sales				Change As a % of Segment Net Sales
	North America	EMEA	Asia	Total	North America	EMEA	Asia	Total	North America	EMEA	Asia
	(dollars in millions)
Organic	$7.6	$(9.3)	$0.2	$(1.5)	2.0%	(2.5)%	0.1%	(0.4)%	3.6%	(5.9)%	3.4%
Foreign exchange	(0.9)	(15.5)	0.2	(16.2)	(0.2)	(4.1)	—	(4.3)	(0.4)	(9.8)	3.4
Acquired	3.1	9.8	0.2	13.1	0.8	2.6	0.1	3.5	1.4	6.2	3.4
Total	$9.8	$(15.0)	$0.6	$(4.6)	2.6%	(4.0)%	0.2%	(1.2)%	4.6%	(9.5)%	10.2%

Organic net sales in the North America wholesale market increased by $3.9 million, or 2.3%, in the second quarter of 2012, compared to the second quarter of 2011, mainly from increased sales in residential and commercial products of $2.6 million, or 2.1%, and HVAC and gas products of $0.7 million, or 3.4%.  Organic sales increased in the North American DIY market by $3.7 million, or 8.9%, in the second quarter of 2012 compared to the second quarter of 2011, as residential and commercial products increased by $3.6 million, or 11.0%.

Organic net sales in the EMEA wholesale market decreased by $1.6 million, or 2.1%, in the second quarter of 2012 as compared to the same period in 2011.  Sales gains from our drains product lines and our geographic expansion into the Middle East were offset by lower sales in Italy.  Organic net sales into the OEM market were down approximately $6.4 million, or 8.6%, as compared to the second quarter of 2011.  OEM demand was down due to destocking as a result of the weak heating season.

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

Gross Profit. Gross profit and gross profit as a percent of net sales (gross margin) for the second quarters of 2012 and 2011 were as follows:

	Second Quarter Ended
	July 1, 2012	July 3, 2011
	(dollars in millions)
Gross profit	$131.8	$130.3
Gross margin	35.5%	34.7%

Gross margin increased 0.8 percentage points in the second quarter of 2012 compared to the second quarter of 2011 mainly as a result of reduced acquisition-related charges of $3.6 million incurred in 2011 for the Socla acquisition.  North America’s gross margin declined compared to second quarter of 2011 due to higher non-commodity costs, and pre-production and outsourcing costs caused by certain plants transitioning production to lead-free products. EMEA gross margin increased as a result of the 2011 Socla acquisition costs mentioned previously.

Selling, General and Administrative Expenses.  Selling, General and Administrative, or SG&A, expenses for the second quarter of 2012 decreased $1.3 million, or 1.3%, compared to the second quarter of 2011.  The decrease in SG&A expenses was attributable to the following:

	(in millions)	% Change

Organic	$(2.0)	(2.0)%
Foreign exchange	(3.8)	(3.9)
Acquired	4.5	4.6
Total	$(1.3)	(1.3)%

The organic decrease in SG&A expenses was primarily due to lower personnel-related costs and lower depreciation and amortization of $2.6 million and $1.7 million, respectively.  The lower personnel costs were driven primarily by selected headcount reductions and reduced net retirement costs resulting from our decision to freeze the defined benefit pension plan in the U.S. effective December 31, 2011.  Depreciation and amortization charges were reduced primarily for impairment charges taken in 2011 for long-term assets of a European subsidiary.  These cost decreases were offset by approximately $2.0 million of increased costs including higher insurance costs of $0.4 million primarily related to health insurance, increased IT costs of $0.3 million related primarily to an ERP implementation in Europe and hardware costs in North America, and sales related costs of $0.5 million driven by advertising expenses and other professional service costs.  The decrease in SG&A expenses from foreign exchange was primarily due to the depreciation of the euro against the U.S. dollar in 2012. Acquired SG&A costs were related to the Socla and tekmar acquisitions.  Total SG&A expenses, as a percentage of sales, were 26.1% in both the second quarter of 2012 and 2011, respectively.

Restructuring and Other Charges. In the second quarter of 2012, we recorded a charge of $1.2 million primarily for involuntary terminations and other costs incurred as part of our Europe and North America restructuring plans, as compared to $5.5 million of restructuring charges for the second quarter of 2011.   For a more detailed description of our current restructuring plans, see Note 5 of Notes to Consolidated Financial Statements.

Operating Income.  Operating income (loss) by geographic segment for the second quarters of 2012 and 2011 were as follows:

	Second Quarter Ended			% Change to Consolidated
	July 1, 2012	July 3, 2011	Change	Operating Income
	(dollars in millions)

North America	$26.7	$26.3	$0.4	1.5%
EMEA	12.0	6.9	5.1	19.2
Asia	2.1	0.9	1.2	4.5
Corporate	(7.1)	(7.5)	0.4	1.5
Total	$33.7	$26.6	$7.1	26.7%

The increase (decrease) in operating income (loss) is attributable to the following:

						Change As a % of Consolidated Operating Income					Change As a % of Segment Operating Income
	North America	EMEA	Asia	Corp.	Total	North America	EMEA	Asia	Corp.	Total	North America	EMEA	Asia	Corp.
	(dollars in millions)
Organic	$1.2	$1.2	$0.9	$0.4	$3.7	4.5%	4.5%	3.4%	1.5%	13.9%	4.5%	17.4%	100.0%	(5.3)%
Foreign exchange	(0.2)	(1.5)	0.1	—	(1.6)	(0.8)	(5.6)	0.4	—	(6.0)	(0.7)	(21.7)	11.1	—
Acquired	(0.1)	0.8	—	—	0.7	(0.4)	3.0	—	—	2.6	(0.4)	11.6	—	—
Restructuring, impairment charges and other	(0.5)	4.6	0.2	—	4.3	(1.8)	17.3	0.7	—	16.2	(1.9)	66.6	22.2	—
Total	$0.4	$5.1	$1.2	$0.4	$7.1	1.5%	19.2%	4.5%	1.5%	26.7%	1.5%	73.9%	133.3%	(5.3)%

The increase in consolidated organic operating income was due primarily to a net reduction in restructuring and other charges, a decrease in SG&A expense and an increase in gross margins, for reasons previously discussed.  The increase in North America’s organic operating income was driven by organic sales growth and lower SG&A costs.  The EMEA organic operating income increase was due to lower acquisition-related costs in the second quarter of 2012 as compared to the same period last year and a decrease in SG&A costs, partially offset by lower profits from a reduction in organic sales.  The acquired operating income was related to the Socla and tekmar acquisitions.  Restructuring costs decreased primarily due to fewer charges related to restructuring programs in Europe.

Interest Expense.  Interest expense decreased $0.6 million, or 9.0%, for the second quarter of 2012 as compared to the second quarter of 2011, primarily from a reduction in outstanding debt used in 2011 for the acquisition of Socla.

Other, net.  Other, net decreased $0.6 million for the second quarter of 2012 as compared to the second quarter of 2011, primarily due to a reduction in foreign currency transaction losses.

Income Taxes.  Our effective rate for continuing operations decreased to 33.4% in the second quarter of 2012, from 33.8% for the second quarter of 2011.  The decrease was mainly due to the mix of worldwide earnings, with more earnings being generated in 2012 in Europe and China, than in 2011.

Net Income.  Net income for the second quarter of 2012 was $18.5 million, or $0.51 per common share, compared to $12.9 million, or $0.34 per common share, for the second quarter of 2011. Results for the second quarter of 2012 include an after-tax charge of $0.9 million, or $0.02 per common share, for restructuring and other charges related primarily to involuntary terminations and other costs compared to an after-tax restructuring and other charge of $3.7 million, or $0.10 per common share, for the second quarter of 2011. The depreciation of the euro and Canadian dollar against the U.S. dollar resulted in a negative impact on our operations of $0.03 per common share for the second quarter of 2012 when compared to the same period in 2011.  Further, the effects of the share repurchase programs undertaken during the second quarter of 2012 and the third quarter of 2011 positively affected earnings per share by $0.02 when comparing second quarter results for 2012 and 2011.

Six Months Ended July 1, 2012 Compared to Six Months Ended July 3, 2011

Net Sales.  Our business is reported in three geographic segments: North America, EMEA and Asia. Our net sales in each of these segments for each of the first six months of 2012 and 2011 were as follows:

	Six Months Ended July 1, 2012		Six Months Ended July 3, 2011			% Change to Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales
	(dollars in millions)
North America	$431.8	58.7%	$414.1	58.7%	$17.7	2.5%
EMEA	292.0	39.7	281.8	39.9	10.2	1.4
Asia	11.5	1.6	9.7	1.4	1.8	0.3
Total	$735.3	100.0%	$705.6	100.0%	$29.7	4.2%

The change in net sales was attributable to the following:

					Change As a % of Consolidated Net Sales				Change As a % of Segment Net Sales
	North America	EMEA	Asia	Total	North America	EMEA	Asia	Total	North America	EMEA	Asia
	(dollars in millions)
Organic	$11.3	$(10.4)	$0.7	$1.6	1.6%	(1.5)%	0.1%	0.2%	2.7%	(3.7)%	7.2%
Foreign exchange	(1.2)	(20.5)	0.4	(21.3)	(0.2)	(2.9)	0.1	(3.0)	(0.2)	(7.3)	4.2
Acquired	7.6	41.1	0.7	49.4	1.1	5.8	0.1	7.0	1.8	14.6	7.2
Total	$17.7	$10.2	$1.8	$29.7	2.5%	1.4%	0.3%	4.2%	4.3%	3.6%	18.6%

Organic net sales in the North America wholesale market increased by $5.5 million, or 1.7%, in the first six months of 2012, compared to the first six months of 2011, with increased sales of approximately $7.1 million in residential and commercial products being offset partially by a reduction in HVAC and gas products sales of approximately $3.1 million.  Organic sales increased in the North America DIY market by $5.8 million, or 6.9%, in the first six months of 2012 compared to the first six months of 2011, as residential and commercial products and water quality products sales increased by $5.2 million and $0.7 million, respectively.

EMEA organic net sales in the wholesale market decreased by approximately $1.5 million, or 1.1%, in the first six months of 2012, as compared to the same period in 2011.  Sales gains in France and from geographic expansion into the Middle East were offset by softer sales in Italy.  Organic net sales into the OEM market were down approximately $7.0 million, or 5.3%, as compared to the first six months of 2011. Sales gains in hydronic under-floor heating packages and in our drains product lines were offset by reduced sales of certain pump controls and pre-insulated piping products due in part to weather related issues and due to lower sales activity, in general, in Italy.

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

Gross Profit. Gross profit and gross profit as a percent of net sales (gross margin) for the first six months of 2012 and 2011 were as follows:

	Six Months Ended
	July 1, 2012	July 3, 2011
	(dollars in millions)
Gross profit	$261.4	$251.3
Gross margin	35.6%	35.6%

Gross margins were consistent in the first six months of 2012 as compared to the first six months of 2011.  North America’s gross margin declined due to cost increases for non-commodity purchases as well as pre-production and outsourcing costs caused by certain plants transitioning production to lead-free products.  That decline was offset by an increase in gross margins in EMEA related to acquisition related charges incurred in 2011 for the Socla acquisition that did not recur in 2012.

Selling, General and Administrative Expenses.  Selling, General and Administrative, or SG&A, expenses for the first six months of 2012 increased $2.7 million, or 1.4%, compared to the first six months of 2011.  The increase in SG&A expenses was attributable to the following:

	(in millions)	% Change

Organic	$(6.9)	(3.5)%
Foreign exchange	(5.0)	(2.6)
Acquired	14.6	7.5
Total	$2.7	1.4%

The organic decrease in SG&A expenses was primarily due to;  (i) separation costs for our former Chief Executive Officer incurred in 2011 of $6.3 million; (ii) the impact of selected headcount reductions; (iii) reduced net retirement costs resulting from our decision to freeze the defined benefit pension plan in the U.S. effective December 31, 2011; and (iv) reduced depreciation and amortization in 2012 of $2.0 million related primarily to impairment charges taken in 2011 for certain long-lived assets of a European subsidiary, offset by approximately $2.6 million in higher insurance costs primarily related to product liability and health insurance. The decrease in SG&A expenses from foreign exchange was primarily due to the depreciation of the euro against the U.S. dollar in 2012. Acquired SG&A costs were related to the Socla and tekmar acquisitions.  Total SG&A expenses, as a percentage of sales, were 26.9% in the first six months of 2012 compared to 27.7% in the first six months of 2011.

Restructuring and Other Charges. In the first six months of 2012, we recorded a charge of $2.9 million primarily for involuntary terminations and other costs incurred as part of our European and North American restructuring plans, as compared to $6.6 million of restructuring charges for the first six months of 2011.   For a more detailed description of our current restructuring plans, see Note 5 of Notes to Consolidated Financial Statements.

Operating Income.  Operating income (loss) by geographic segment for the first six months of 2012 and 2011 were as follows:

	Six Months Ended			% Change to Consolidated
	July 1, 2012	July 3, 2011	Change	Operating Income
	(dollars in millions)

North America	$46.9	$53.0	$(6.1)	(12.3)%
EMEA	24.8	16.6	8.2	16.6
Asia	3.5	1.7	1.8	3.6
Corporate	(14.6)	(21.8)	7.2	14.5
Total	$60.6	$49.5	$11.1	22.4%

The increase (decrease) in operating income (loss) is attributable to the following:

						Change					Change
						As a % of Consolidated Operating Income					As a % of Segment Operating Income
	North America	EMEA	Asia	Corp.	Total	North America	EMEA	Asia	Corp.	Total	North America	EMEA	Asia	Corp.
	(dollars in millions)
Organic	$(5.3)	$2.3	$1.5	$7.2	$5.7	(10.7)%	4.6%	3.0%	14.5%	11.4	(10.0)%	13.9%	88.2%	(33.0)%
Foreign exchange	(0.2)	(1.9)	0.1	—	(2.0)	(0.4)	(3.8)	0.2	—	(4.0)	(0.4)	(11.5)	5.9	—
Acquired	0.2	3.5	—	—	3.7	0.4	7.1	—	—	7.5	0.4	21.1	—	—
Restructuring, impairment charges and other	(0.8)	4.3	0.2	—	3.7	(1.6)	8.7	0.4	—	7.5	(1.5)	25.9	11.8	—
Total	$(6.1)	$8.2	$1.8	$7.2	$11.1	(12.3)%	16.6%	3.6%	14.5%	22.4%	(11.5)%	49.4%	105.9%	(33.0)%

The increase in consolidated organic operating income in the first six months of 2012 was due in part to a net reduction in SG&A expenses at the Corporate level related to our former CEO’s separation costs incurred in 2011 as previously discussed.  The reduction in North America organic operating income was driven by lower gross margin and increased product liability costs.  The increase in EMEA organic operating income was due to an improvement in gross margin primarily from lower acquisition related costs in the first six months of 2012 as compared to the same period last year.  The acquired operating income related to Socla and tekmar. Additionally, restructuring costs increased primarily due to charges related to restructuring programs in Europe.

Interest Expense.  Interest expense decreased $0.3 million, or 2.4%, for the first six months of 2012 as compared to the first six months of 2011, primarily due to the interest on additional borrowings in 2011 under our revolving line of credit incurred in connection with the acquisition of Socla.

Other, net.  Other, net increased $1.6 million for the first six months of 2012 as compared to the first six months of 2011, primarily due to a reduction in foreign currency transaction losses and a customs settlement in Asia that was less than our reserve amount.

Income Taxes.  Our effective tax rate for continuing operations decreased to 31.1% for the six months ended July 1, 2012 from 34.6% for the six months July 3, 2011.  The higher rate in 2011 was largely due to non-deductible acquisition costs of $1.1 million associated with the Socla acquisition in Europe.  Further, 2012 taxes were reduced by approximately $0.8 million for reserve releases, primarily related to the completion of a European subsidiary’s tax audit.

Net Income.  Net income for the first six months of 2012 was $34.2 million, or $0.93 per common share, compared to $24.0 million, or $0.64 per common share, for the first six months of 2011. Results for the first six months of 2012 include an after-tax charge of $1.9 million, or $0.06 per common share, for restructuring and other charges related primarily to involuntary terminations and other costs compared to an after-tax restructuring and other charge of $4.4 million, or $0.12 per common share, for the first six months of 2011. The depreciation of the euro and Canadian dollar against the U.S. dollar resulted in a negative impact on our operations of $0.04 per common share for the first six months of 2012 compared to the comparable period in 2011.

Liquidity and Capital Resources

We generated $23.9 million of cash from operating activities in the first six months of 2012 as compared to $20.7 million in the first six months of 2011. This increase is primarily due to better operating results.  Cash from operating activities is typically lower in the first half due to normal seasonality in the business, and we anticipate cash flow improvement through the remainder of 2012.

We used $26.1 million of net cash for investing activities for the first six months of 2012, including $17.5 million for the acquisition of tekmar and $9.6 million of cash for capital equipment.  For the remainder of fiscal year 2012, we expect to invest approximately $26 million in capital equipment as part of our ongoing commitment to improve our operating capabilities.

We used $79.8 million of net cash for financing activities for the first six months of 2012, primarily for our stock repurchase program, repayment of our line of credit and dividend payments, offset by proceeds from additional debt issuances and from employee share transactions.

Our credit agreement (the Credit Agreement) provides for a multi-currency $300.0 million, five-year, senior unsecured revolving credit facility which may be increased by an additional $150.0 million under certain circumstances and subject to the terms of the Credit Agreement. The Credit Agreement has a sublimit of up to $75.0 million in letters of credit.

Borrowings outstanding under the Credit Agreement bear interest at a fluctuating rate per annum equal to (i) in the case of Eurocurrency rate loans, the British Bankers Association LIBOR rate plus an applicable percentage, ranging from 1.70% to 2.30%, determined by reference to our consolidated leverage ratio plus, in the case of certain lenders, a mandatory cost calculated in accordance with the terms of the Credit Agreement, or (ii) in the case of base rate loans and swing line loans, the highest of (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such day as announced by Bank of America, N.A. as its “prime rate,” and (c) the British Bankers Association LIBOR rate plus 1.0%, plus an applicable percentage, ranging from 0.70% to 1.30%, determined by reference to our consolidated leverage ratio. In addition to paying interest under the Credit Agreement, we are also required to pay certain fees in connection with the credit facility, including, but not limited to, a facility fee and letter of credit fees. Under the Credit Agreement, we are required to satisfy and maintain specified financial ratios and other financial condition tests. The Credit Agreement matures on June 18, 2015.  We may repay loans outstanding under the Credit Agreement from time to time without premium or penalty, other than customary breakage costs, if any, and subject to the terms of the Credit Agreement.  As of July 1, 2012, we had $34.6 million of stand-by letters of credit outstanding under the Credit Agreement. As of July 1, 2012, we were in compliance with all covenants related to the Credit Agreement and had $265.4 million of unused and available credit under the Credit Agreement.

Working capital (defined as current assets less current liabilities) as of July 1, 2012 was $400.5 million compared to $521.9 million as of December 31, 2011.  Cash and cash equivalents decreased to $167.8 million as of July 1, 2012, compared to $250.6 million as of December 31, 2011. The ratio of current assets to current liabilities was 2.1 to 1 as of July 1, 2012 and 2.8 to 1 as of December 31, 2011.  The decrease was driven primarily by our use of $63.2 million cash for our stock repurchase program and the increase in current portion of long-term debt related the inclusion of $75 million for our 5.47% senior notes due in May 2013.

As of July 1, 2012, we held $167.8 million in cash and cash equivalents.  Our ability to fund operations from this balance could be limited by the liquidity in the market as well as possible tax implications of moving proceeds across jurisdictions.  Of this amount, approximately $75.8 million of cash and cash equivalents were held by foreign subsidiaries.  Our U.S. operations currently generate sufficient cash flows to meet our domestic obligations.  We also have the ability to borrow funds at reasonable interest rates, utilize the committed funds under our Credit Agreement or recall intercompany loans.  However, if amounts held by foreign subsidiaries were needed to fund operations in the United States, we could be required to accrue and pay taxes to repatriate these funds.  Such charges may include a federal tax of up to 35.0% on dividends received in the U.S., potential state income taxes and an additional withholding tax payable to foreign jurisdictions of up to 10.0%.  However, our intent is to permanently reinvest undistributed earnings of foreign subsidiaries and we do not have any current plans to repatriate them to fund operations in the United States.

We anticipate paying the $75.0 million of unsecured 5.47% senior notes maturing on May 15, 2013 through available funds or by successfully refinancing the debt.

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

A reconciliation of net cash provided by operating activities to free cash flow and calculation of our cash conversion rate is provided below:

	Six Months Ended
	July 1, 2012	July 3, 2011
	(in millions)
Net cash provided by operating activities	$23.9	$20.7
Less: additions to property, plant, and equipment	(9.6)	(12.0)
Plus: proceeds from the sale of property, plant, and equipment	1.0	0.6
Free cash flow	$15.3	$9.3

Net income from continuing operations	$34.2	$24.0

Cash conversion rate of free cash flow to net income from continuing operations	44.7%	38.8%

Our free cash flow improved in the first six months of 2012 when compared to the first six months of 2011 primarily due to higher operating profits and reduced capital expenditures.

Our net debt to capitalization ratio (a non-GAAP financial measure) for the first six months of 2012 was 20.0%, comparable to 13.9% at December 31, 2011. The increase in net debt to capitalization ratio is due primarily to cash outlay related to the stock repurchase program and the tekmar acquisition. Management believes the net debt to capitalization ratio is an appropriate supplemental measure because it helps investors understand our ability to meet our financing needs and as a basis to evaluate our financial structure. Our computation may not be comparable to other companies that may define their net debt to capitalization ratios differently.

A reconciliation of long-term debt (including current portion) to net debt and our net debt to capitalization ratio is provided below:

	July 1,	December 31,
	2012	2011
	(in millions)
Current portion of long-term debt	$77.0	$2.0
Plus: long-term debt, net of current portion	308.1	397.4
Less: cash and cash equivalents	(167.8)	(250.6)
Net debt	$217.3	$148.8

A reconciliation of capitalization is provided below:

	July 1,	December 31,
	2012	2011
	(in millions)
Net debt	$217.3	$148.8
Total stockholders’ equity	869.1	919.8
Capitalization	$1,086.4	$1,068.6
Net debt to capitalization ratio	20.0%	13.9%

We maintain letters of credit that guarantee our performance or payment to third parties in accordance with specified terms and conditions. Amounts outstanding were approximately $34.8 million as of July 1, 2012 and $34.9 million at December 31, 2011. Our letters of credit are primarily associated with insurance coverage and, to a lesser extent, foreign purchases and generally expire within one year of issuance. These instruments may exist or expire without being drawn down; therefore they do not necessarily represent future cash flow obligations.

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

Application of Critical Accounting Policies and Key Estimates

The preparation of our consolidated financial statements in accordance with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported. A critical accounting estimate is an assumption about highly uncertain matters and could have a material effect on the consolidated financial statements if another, also reasonable, amount were used, or, a change in the estimate is reasonably likely from period to period. We base our assumptions on historical experience and on other estimates that we believe are reasonable under the circumstances. Actual results could differ significantly from these estimates.  There were no changes in accounting policies or significant changes in accounting estimates during the first six months of 2012.

We periodically discuss the development, selection and disclosure of the estimates with our Audit Committee. Management believes the following critical accounting policies reflect its more significant estimates and assumptions.

Revenue recognition

We recognize revenue when all of the following criteria are met: (1) we have entered into a binding agreement, (2) the product has shipped and title has passed, (3) the sales price to the customer is fixed or is determinable and (4) collectability is reasonably assured. We recognize revenue based upon a determination that all criteria for revenue recognition have been met, which, based on the majority of our shipping terms, is considered to have occurred upon shipment of the finished product. Some shipping terms require the goods to be received by the customer before title passes. In those instances, revenues are not recognized until the customer has received the goods. We record estimated reductions to revenue for customer returns and allowances, cash discounts and for customer rebate programs. Provisions for returns and allowances and cash discounts are made at the time of sale, derived from historical trends and form a portion of the allowance for doubtful accounts. Customer rebate programs, which are primarily annual volume incentive plans, allow customers to earn credit for attaining agreed upon purchase targets from us. We record estimated reductions to revenue, made at the time of sale, for customer rebate programs based on estimated purchase targets.

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

Goodwill and other intangibles

We have made numerous acquisitions over the years which included the recognition of a significant amount of goodwill. Goodwill is tested for impairment annually or more frequently if an event or circumstance indicates that an impairment loss may have been incurred. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, and determination of the fair value of each reporting unit. We estimate the fair value of our reporting units using an income approach based on the present value of estimated future cash flows. We believe this approach yields the most appropriate evidence of fair value as our reporting units are not easily compared to other corporations involved in similar businesses.  We have determined we have eight reporting units including Residential and Commercial, Dormont, Drains & Water re-use, BRAE, Water Quality, EMEA, Blücher, and Asia.  Our Water Quality reporting unit does not have goodwill.

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

As of October 30, 2011, the annual impairment analysis date, the fair value of the EMEA reporting unit exceeded the carrying value by approximately 9%.  Operating results for the EMEA reporting unit have been hindered by the downturn in the economic environment in Europe and continued to fall below expectations during the six months ended July 1, 2012, triggering the decision to update the impairment analysis.  As a result of the updated fair value assessment, it was determined that the fair value of the EMEA reporting unit continues to exceed its carrying value, a result of a decrease in discount rate and a reduction of net debt offset by lower short-term projections. We also performed an analysis on the long-lived assets in the EMEA reporting unit as a result of the triggering event and concluded that these assets were not impaired.

Should the EMEA reporting units operating results decline further because the European marketplace deteriorates beyond our current expectations or should interest rates increase significantly, then the reporting unit’s goodwill may be at risk for impairment in the future. The EMEA reporting unit’s goodwill balance as of July 1, 2012 was $202.7 million.

Product liability and workers’ compensation costs

Because of retention requirements associated with our insurance policies, we are generally self-insured for potential product liability claims and for workers’ compensation costs associated with workplace accidents. We are subject to a variety of potential liabilities in connection with product liability cases and we maintain excess product liability and other insurance coverage, which we believe to be generally in accordance with industry practices.  For product liability cases in the U.S., management establishes its product liability accrual by utilizing third-party actuarial valuations that incorporate historical trend factors and our specific claims experience derived from loss reports provided by third-party administrators.  In other countries, we maintain insurance coverage with relatively high deductible payments, as product liability claims tend to be smaller than those experienced in the U.S.  Changes in the nature of claims or the actual settlement amounts could affect the adequacy of this estimate and require changes to the provisions, as we experienced in the first six months of 2012 when we incurred incremental costs of $2.1 million. Because the liability is an estimate, the ultimate liability may be more or less than reported.

Workers’ compensation liabilities in the U.S. are recognized for claims incurred (including claims incurred but not reported) and for changes in the status of individual case reserves. At the time a workers’ compensation claim is filed, a liability is estimated to settle the claim. The liability for workers’ compensation claims is determined based on management’s estimates of the nature and severity of the claims and based on analysis provided by third-party administrators and by various state statutes and reserve requirements. We have developed our own trend factors based on our specific claims experience, discounted based on risk-free interest rates. We employ third-party actuarial valuations to help us estimate our workers’ compensation accrual.  In other countries where workers’ compensation costs are applicable, we maintain insurance coverage with limited deductible payments. Because the liability is an estimate, the ultimate liability may be more or less than reported and is subject to changes in discount rates.

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

New Accounting Standards

In December 2011, the FASB issued an amendment to the accounting guidance for disclosure of offsetting assets and liabilities and related arrangements. The amendment expands the disclosure requirements in that entities will be required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The amendment is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013, and shall be applied retrospectively. We do not expect the adoption of this accounting pronouncement will have a material impact on our financial statements.

In July 2012, the FASB issued an amendment to the requirements for indefinite-lived intangible asset impairment testing. We have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of an indefinite-lived intangible asset is greater than its carrying amount, then performing the impairment test is unnecessary. We intend to adopt this new standard effective with our annual impairment testing date of October 30, for the year ending December 31, 2012.

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

Our foreign subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials and are denominated in European currencies or the U.S. or Canadian dollar. We use foreign currency forward exchange contracts to manage the risk related to intercompany purchases that occur during the course of a year and certain open foreign currency denominated commitments to sell products to third parties.  Realized and unrealized gains and losses on the contracts we recognized in other (income) expense are not material.

We have historically had a low exposure on the cost of our debt to changes in interest rates. Information about our long-term debt, including principal amounts and related interest rates, appears in Notes 4 and 9 of this report and in Note 10 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended July 1, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  In connection with these rules, we will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Part II.  OTHER INFORMATION

Item l.   Legal Proceedings

As disclosed in Part I, Item 1, “Product Liability, Environmental and Other Litigation Matters” of our Annual Report on Form 10-K for the year ended December 31, 2011, we are party to certain litigation.  There have been no material developments with respect to our contingencies and environmental remediation proceedings during the first six months ended July 1, 2012.

Item 1A.  Risk Factors

This report may include statements that are not historical facts and are considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements reflect our current views about future results of operations and other forward-looking information.  In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should” and “would” or similar words. You should not rely on forward-looking statements because our actual results may differ materially from those indicated by these forward-looking statements as a result of a number of important factors.  These factors include, but are not limited to, the following:  the current economic and financial condition, which can affect levels of housing starts and remodeling, affecting the markets where our products are sold, manufactured, or marketed; cost increases and technical challenges in connection with our conversion to lead-free compliant products; shortages in and pricing of raw materials and supplies; loss of market share through competition; introduction of competing products by other companies; pressure on prices from competitors, suppliers, and/or customers; changes in variable interest rates on our borrowings; identification and disclosure of material weaknesses in our internal control over financial reporting; failure to expand our markets through acquisitions; failure or delay in developing new products; lack of acceptance of new products; failure to manufacture products that meet required performance and safety standards; foreign exchange rate fluctuations; cyclicality of industries, such as plumbing and heating wholesalers and home improvement retailers, in which we market certain of our products; environmental compliance costs; product liability costs; the results and timing of our restructuring plans; changes in the status of current litigation, and other risks and uncertainties discussed in Part I, Item 1A, “Item 1A. Risk Factors” and in Note 14 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities Exchange Commission, and in other reports we file from time to time with the Securities and Exchange Commission.

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

The following table includes information with respect to shares of our Class A Common Stock withheld to satisfy withholding tax obligations during the three-month period ended July 1, 2012.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 2, 2012 — April 29, 2012	—	—	—	—
April 30, 2012 — May 27, 2012	5,493	$36.36	—	—
May 28, 2012 — July 1, 2012	—	—	—	—
Total	5,493	$36.36	—	—

The following table includes information with respect to the repurchases of our Class A Common Stock during the second quarter ended July 1, 2012 under our stock repurchase program.

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
April 2, 2012 — April 29, 2012	—	—	—	—
April 30, 2012 — May 27, 2012	195,979	$33.50	195,979	1,804,021
May 28, 2012 — July 1, 2012	1,723,794	$32.81	1,723,794	80,227
Total	1,919,773	$32.88	1,919,773	80,227

(1)         On May 16, 2012, the Board of Directors authorized a stock repurchase program of up to two million shares of the Company’s Class A Common Stock in open market purchases.  During the quarter ended July 1, 2012, we repurchased approximately 1.9 million shares of Class A common stock at a cost of approximately $63.2 million. The remaining shares were purchased under the stock repurchase program in July 2012.  The repurchase program has thus been completed.

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

WATTS WATER TECHNOLOGIES, INC.

Date:	August 9, 2012	By:	/s/ David J. Coghlan
David J. Coghlan
Chief Executive Officer (principal executive officer)

Date:	August 9, 2012	By:	/s/ William C. McCartney
William C. McCartney
Chief Financial Officer (principal financial officer)

Date:	August 9, 2012	By:	/s/ Timothy M. MacPhee
Timothy M. MacPhee
Treasurer and Chief Accounting Officer (principal accounting officer)

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description

3.1	Restated Certificate of Incorporation, as amended (1)

3.2	Amended and Restated By-Laws (2)

10.1	Retention Agreement, dated as of June 14, 2012, between Watts Water Technologies, Inc. and William C. McCartney (3)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*                                         Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at July 1,  2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the Second Quarters Ended July 1, 2012 and July 3, 2011 and the Six Months Ended July 1, 2012 and July 3, 2011, (iii) Consolidated Statements of Comprehensive Income(Loss) for the Second Quarters Ended July 1, 2012 and July 3, 2011 and for the Six Months Ended July 1, 2012 and July 3, 2011,  (vi) Consolidated Statements of Cash Flows for the Six Months Ended July 1, 2012 and July 3, 2011, and (vii) Notes to Consolidated Financial Statements.

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

(1)         Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-11499) for the quarter ended July 3, 2005.

(2)         Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-11499) dated July 12, 2010.

(3)         Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-11499) dated June 14, 2012.