Form 10-Q
period 2012-09-30
WATTS WATER TECHNOLOGIES INC
filed 2012-11-08
CIK 795403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2012
Class A Common Stock, $0.10 par value	28,404,158

Class B Common Stock, $0.10 par value	6,588,680

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share information)

(Unaudited)

	September 30,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$209.5	$250.6
Short-term investment securities	2.1	4.1
Trade accounts receivable, less allowance for doubtful accounts of $10.5 million at September 30, 2012 and $9.1 million at December 31, 2011	219.4	207.1
Inventories, net:
Raw materials	109.0	107.7
Work in process	23.9	28.7
Finished goods	166.0	147.8
Total Inventories	298.9	284.2
Prepaid expenses and other assets	34.3	26.6
Deferred income taxes	28.1	28.3
Assets held for sale	13.1	4.6
Total Current Assets	805.4	805.5
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	503.2	494.8
Accumulated depreciation	(285.1)	(268.1)
Property, plant and equipment, net	218.1	226.7
OTHER ASSETS:
Goodwill	501.0	490.4
Intangible assets, net	149.1	154.6
Deferred income taxes	7.7	10.2
Other, net	9.7	10.1
TOTAL ASSETS	$1,691.0	$1,697.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$128.5	$126.5
Accrued expenses and other liabilities	129.6	109.2
Accrued compensation and benefits	41.8	45.9
Current portion of long-term debt	77.0	2.0
Total Current Liabilities	376.9	283.6
LONG-TERM DEBT, NET OF CURRENT PORTION	307.8	397.4
DEFERRED INCOME TAXES	55.4	58.2
OTHER NONCURRENT LIABILITIES	38.5	38.5
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Class A Common Stock, $0.10 par value; 80,000,000 shares authorized; 1 vote per share; issued and outstanding 28,221,643 shares at September 30, 2012 and 29,471,414 shares at December 31, 2011	2.8	2.9
Class B Common Stock, $0.10 par value; 25,000,000 shares authorized; 10 votes per share; issued and outstanding, 6,753,680 shares at September 30, 2012 and 6,953,680 at December 31, 2011	0.7	0.7
Additional paid-in capital	438.7	420.1
Retained earnings	486.8	515.1
Accumulated other comprehensive loss	(16.6)	(19.0)
Total Stockholders’ Equity	912.4	919.8
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,691.0	$1,697.5

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in millions, except per share information)

(Unaudited)

	Third Quarter Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Net sales	$361.2	$370.8	$1,096.5	$1,076.4
Cost of goods sold	231.0	235.1	704.9	689.4
GROSS PROFIT	130.2	135.7	391.6	387.0
Selling, general and administrative expenses	93.5	92.6	291.4	287.8
Restructuring and other charges, net	1.2	1.9	3.5	8.2
Goodwill and other long-lived asset impairment charges	2.4	—	3.0	0.3
OPERATING INCOME	33.1	41.2	93.7	90.7
Other (income) expense:
Interest income	(0.1)	(0.2)	(0.5)	(0.7)
Interest expense	6.1	6.5	18.4	19.1
Other (income) expense, net	(0.6)	(0.3)	(1.5)	0.4
Total other expense	5.4	6.0	16.4	18.8
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	27.7	35.2	77.3	71.9
Provision for income taxes	9.0	11.6	24.4	24.3
NET INCOME FROM CONTINUING OPERATIONS	18.7	23.6	52.9	47.6
Income from discontinued operations, net of taxes	—	0.1	—	1.8
NET INCOME	$18.7	$23.7	$52.9	$49.4

BASIC EPS
Net income per share:
Continuing operations	$0.53	$0.63	$1.46	$1.27
Discontinued operations	—	—	—	0.05
NET INCOME	$0.53	$0.63	$1.46	$1.32
Weighted average number of shares	35.1	37.4	36.1	37.5

DILUTED EPS
Net income per share:
Continuing operations	$0.53	$0.63	$1.46	$1.26
Discontinued operations	—	—	—	0.05
NET INCOME	$0.53	$0.63	$1.46	$1.31
Weighted average number of shares	35.2	37.5	36.3	37.7

Dividends per share	$0.11	$0.11	$0.33	$0.33

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in millions)

(Unaudited)

	Third Quarter Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Net income	$18.7	$23.7	$52.9	$49.4

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	25.1	(40.1)	1.9	8.6
Defined benefit pension plans:
Amortization of prior service cost included in net periodic pension cost	—	0.1	—	0.3
Amortization of net losses included in net periodic pension cost	0.2	0.7	0.5	2.1
Defined benefit pension plans	0.2	0.8	0.5	2.4
Other comprehensive income (loss), net of tax	25.3	(39.3)	2.4	11.0
Comprehensive income (loss)	$44.0	(15.6)	$55.3	60.4

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Nine Months Ended
	September 30, 2012	October 2, 2011
OPERATING ACTIVITIES
Net income	$52.9	$49.4
Less: Income from discontinued operations, net of taxes	—	1.8
Net income from continuing operations	52.9	47.6
Adjustments to reconcile net income from continuing operations to net cash provided by continuing operating activities:
Depreciation	25.0	24.6
Amortization of intangibles	12.1	13.5
Stock-based compensation	4.2	7.0
Deferred income taxes benefit	(1.1)	(2.4)
Loss on disposal and impairment of property, plant and equipment and other	3.5	0.1
Changes in operating assets and liabilities, net of effects from business acquisitions and divestures:
Accounts receivable	(12.4)	(13.5)
Inventories	(16.7)	(16.8)
Prepaid expenses and other assets	(8.6)	(2.2)
Accounts payable, accrued expenses and other liabilities	14.8	(1.4)
Net cash provided by continuing operations	73.7	56.5
INVESTING ACTIVITIES
Additions to property, plant and equipment	(18.8)	(16.4)
Proceeds from the sale of property, plant and equipment	1.1	0.6
Purchase of short-term investment securities	(2.1)	(4.1)
Proceeds from the sale of short-term investment securities	4.1	4.1
Other	—	(0.3)
Business acquisitions, net of cash acquired	(17.5)	(162.9)
Net cash used in investing activities	(33.2)	(179.0)
FINANCING ACTIVITIES
Proceeds from long-term debt	9.2	184.0
Payments of long-term debt	(23.4)	(116.0)
Payment of capital leases and other	(2.1)	(1.9)
Proceeds from share transactions under employee stock plans	9.4	3.4
Tax benefit of stock awards exercised	1.6	0.5
Dividends	(12.1)	(12.3)
Payments to repurchase common stock	(65.8)	(27.2)
Net cash provided by (used in) financing activities	(83.2)	30.5
Effect of exchange rate changes on cash and cash equivalents	1.6	8.9
Net cash provided in operating activities of discontinued operations	—	0.2
DECREASE IN CASH AND CASH EQUIVALENTS	(41.1)	(82.9)
Cash and cash equivalents at beginning of year	250.6	329.2
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$209.5	$246.3

NON-CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of businesses:
Fair value of assets acquired	$26.8	$219.1
Cash paid, net of cash acquired	17.5	162.9
Liabilities assumed	$9.3	$56.2
Acquisition of fixed assets under financing agreements	$0.8	$4.3
Issuance of stock under management stock purchase plan	$0.7	$0.4

CASH PAID FOR:
Interest	$12.7	$13.2
Income taxes	$20.8	$26.2

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the Watts Water Technologies, Inc. (the Company) Consolidated Balance Sheet as of September 30, 2012, the Consolidated Statements of Operations for the third quarter and nine months ended September 30, 2012 and October 2, 2011, the Consolidated Statements of Comprehensive Income (Loss) for the third quarter and nine months ended September 30, 2012 and October 2, 2011, and the Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and October 2, 2011.

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

The Company operates on a 52-week fiscal year ending on December 31st.  Any quarterly or nine-month data contained in this Quarterly Report on Form 10-Q generally reflect the results of operations for a 13-week period or 39-week period, respectively.

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

Goodwill and Long-Lived Assets

The changes in the carrying amount of goodwill by geographic segment are as follows:

	October 2, 2011
	Gross Balance				Accumulated Impairment Losses			Net Goodwill
	Balance January 1, 2011	Acquired During the Period	Foreign Currency Translation and Other	Balance October 2, 2011	Balance January 1, 2011	Impairment Loss During the Period	Balance October 2, 2011	October 2, 2011
	(in millions)
North America	$213.8	$4.3	$—	$218.1	$(22.0)	$—	$(22.0)	$196.1
Europe, Middle East and Africa (EMEA)	228.1	65.7	(1.8)	292.0	—	—	—	292.0
Asia	8.1	4.3	0.3	12.7	—	—	—	12.7
Total	$450.0	$74.3	$(1.5)	$522.8	$(22.0)	$—	$(22.0)	$500.8

	September 30, 2012
	Gross Balance				Accumulated Impairment Losses			Net Goodwill
	Balance January 1, 2012	Acquired During the Period	Foreign Currency Translation and Other	Balance September 30, 2012	Balance January 1, 2012	Impairment Loss During the Period	Balance September 30, 2012	September 30, 2012
	(in millions)
North America	$215.6	$13.3	$(1.5)	$227.4	$(23.2)	$(1.0)	$(24.2)	$203.2
EMEA	285.3	—	(0.2)	285.1	—	—	—	285.1
Asia	12.7	—	—	12.7	—	—	—	12.7
Total	$513.6	$13.3	$(1.7)	$525.2	$(23.2)	$(1.0)	$(24.2)	$501.0

On January 31, 2012, the Company completed the acquisition of tekmar Control Systems (tekmar) in a share purchase transaction.  A designer and manufacturer of control systems used in heating, ventilation, and air conditioning applications, tekmar is expected to enhance the Company’s hydronic systems product offerings in the U.S. and Canada.  The initial purchase price paid was CAD $18.0 million, with post-closing adjustments related to working capital and an earnout based on the attainment of certain future earnings levels.  The initial purchase price paid was equal to approximately $17.8 million based on the exchange rate of Canadian dollar to U.S.

dollar as of January 31, 2012.  The total purchase price will not exceed CAD $26.2 million.  The Company is accounting for the transaction as a business combination.  The Company completed a preliminary purchase price allocation that resulted in the recognition of $13.3 million in goodwill and $10.1 million in intangible assets.  Intangible assets consist primarily of acquired technology with an estimated life of 10 years, distributor relationships with an estimated life of 7 years, and a trade name with an estimated life of 20 years.  The goodwill is not expected to be deductible for tax purposes.

The Company has made numerous acquisitions over the years which included the recognition of a significant amount of goodwill and indefinite-lived intangible assets.  Goodwill and indefinite-lived intangible assets are tested for impairment at least annually or more frequently if events or circumstances indicate that it is “more likely than not” that they might be impaired, such as from a change in business conditions. The Company performs its annual impairment assessment of goodwill and indefinite-lived intangible assets in the fourth quarter of each year.  Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, and determination of the fair value of each reporting unit. The Company has determined it has eight reporting units including Residential and Commercial, Dormont, Drains & Water re-use, BRAE, Water Quality, EMEA, Blücher, and Asia.  Our Water Quality reporting unit does not have goodwill.

As of October 30, 2011, the annual impairment analysis date, the fair value of the Company’s EMEA reporting unit exceeded the carrying value by approximately 9%.  Operating results for the EMEA reporting unit have been hindered by the downturn in the economic environment in Europe and continued to fall below expectations during the six months ended July 1, 2012, triggering the decision to update the impairment analysis during the second quarter.  As a result of the updated fair value assessment, it was determined that the fair value of the EMEA reporting unit continues to exceed its carrying value, a result of a decrease in discount rate and a reduction of net debt offset by lower short-term projections.  The Company also performed an analysis on the long-lived assets in the EMEA reporting unit as a result of the triggering event and concluded that these assets were not impaired.

Although the EMEA reporting unit met expectations during the quarter ended September 30, 2012, should the EMEA reporting unit’s operating results decline further because the European marketplace deteriorates beyond our current expectations or should interest rates increase, then the reporting unit’s goodwill may be at risk for impairment in the future. The EMEA reporting unit’s goodwill balance as of September 30, 2012 was $210.7 million.

Operating results for the Blue Ridge Atlantic Enterprises, Inc. (BRAE) reporting unit in North America continued to fall below expectations during the nine months ended September 30, 2012, triggering the decision to update the impairment analysis during the third quarter.  As a result, the Company recorded a pre-tax goodwill impairment charge of $1.0 million.  Because expectations have been lowered, the Company also reviewed the BRAE earnout calculation and recorded a $1.0 million reduction in the contingent earnout liability during the third quarter (see Note 5). The Company estimated the fair value of the reporting unit using the expected present value of future cash flows.  The BRAE reporting unit’s goodwill balance as of September 30, 2012 was $0.3 million.

Intangible assets with estimable lives and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of intangible assets with estimable lives and other long-lived assets are measured by a comparison of the carrying amount of an asset or asset group to future net undiscounted pretax cash flows expected to be generated by the asset or asset group. If these comparisons indicate that an asset is not recoverable, the impairment loss recognized is the amount by which the carrying amount of the asset or asset group exceeds the related estimated fair value. Estimated fair value is based on either discounted future pretax operating cash flows or appraised values, depending on the nature of the asset. The Company determines the discount rate for this analysis based on the weighted average cost of capital based on the market and guideline public companies for the related business, and does not allocate interest charges to the asset or asset group being measured.  Judgment is required to estimate future operating cash flows.

Intangible assets include the following:

	September 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Patents	$16.5	$(11.5)	$5.0	$16.5	$(10.8)	$5.7
Customer relationships	133.8	(66.5)	67.3	135.8	(57.7)	78.1
Technology	28.6	(8.7)	19.9	19.8	(7.1)	12.7
Trade Names	13.3	(1.7)	11.6	13.4	(0.8)	12.6
Other	8.6	(5.5)	3.1	8.5	(5.4)	3.1
Total amortizable intangibles	200.8	(93.9)	106.9	194.0	(81.8)	112.2
Indefinite-lived intangible assets	42.2	—	42.2	42.4	—	42.4
Total	$243.0	$(93.9)	$149.1	$236.4	$(81.8)	$154.6

Aggregate amortization expense for amortizable intangible assets for the third quarters of 2012 and 2011 was $3.7 million and $4.2 million, respectively, and for the first nine months of 2012 and 2011 was $12.1 million and $13.5 million, respectively.  Additionally, future amortization expense for the next five years on amortizable intangible assets is expected to be approximately $3.8 million for the remainder of 2012, $15.0 million for 2013, $14.8 million for 2014, $14.5 million for 2015 and $14.1 million for 2016. Amortization expense is recorded on a straight-line basis over the estimated useful lives of the intangible assets. The weighted-average remaining life of total amortizable intangible assets is 9.7 years. Patents, customer relationships, technology, trade names and other amortizable intangibles have weighted-average remaining lives of 6.6 years, 6.8 years, 12.0 years, 11.9 years and 41.8 years, respectively. Intangible assets not subject to amortization consist of certain trademarks and trade names.

Stock-Based Compensation

The Company maintains three stock incentive plans under which key employees and non-employee members of the Company’s Board of Directors have been granted incentive stock options (ISOs) and nonqualified stock options (NSOs) to purchase the Company’s Class A Common Stock. Only one plan, the 2004 Stock Incentive Plan, is currently available for the grant of new stock options, which are currently being granted only to employees.  Under the 2004 Stock Incentive Plan, options become exercisable over a four-year period at the rate of 25% per year and expire ten years after the grant date. ISOs and NSOs granted under the plans may have exercise prices of not less than 100% and 50% of the fair market value of the Class A Common Stock on the date of grant, respectively. The Company’s current practice is to grant all options at fair market value on the grant date. The Company issued 375,800 and 280,000 options to key employees under the 2004 Stock Incentive Plan in the third quarter and in the first nine months of 2012 and 2011, respectively.

The fair value of each option issued under the 2004 Stock Incentive Plan is estimated on the date of grant, using the Black-Scholes-Merton Model, based on the following weighted average assumptions:

	2012	2011
Expected life (years)	6.0	6.0
Expected stock price volatility	41.2%	40.9%
Expected dividend yield	1.2%	1.5%
Risk-free interest rate	0.9%	1.6%

The above assumptions were used to determine the weighted average grant-date fair value of stock options of $13.49 and $10.19 in 2012 and 2011, respectively.

The Company has also granted shares of restricted stock to key employees and stock awards to non-employee members of the Company’s Board of Directors under the 2004 Stock Incentive Plan.  Stock awards to non-employee members of the Company’s Board of Directors vest immediately, and employees restricted stock awards vest over a three-year period at the rate of one-third per year. The restricted stock awards are amortized to expense on a straight-line basis over the vesting period. The Company issued 152,765 and 107,786 shares of restricted stock under the 2004 Stock Incentive Plan in the third quarters of 2012 and 2011, respectively.  The Company issued 152,765 and 109,186 shares of restricted stock under the 2004 Stock Incentive Plan in the first nine months of 2012 and 2011, respectively.  During the third quarter and first nine months of 2012, the Company granted an aggregate of 16,835 of stock awards to non-employee members of the Company’s Board of Directors under the 2004 Stock Incentive Plan, of which 12,025 were deferred pursuant to the Company’s stock deferral program.

The Company also has a Management Stock Purchase Plan that allows for the purchase of restricted stock units (RSUs) by key employees.  On an annual basis, key employees may elect to receive a portion of their annual incentive compensation in RSUs instead of cash.  Each RSU represents one share of Class A Common Stock and is purchased by the employee at 67% of the fair market value of the Company’s Class A Common Stock on the date of grant.  RSUs vest annually over a three-year period from the grant date and receipt of the shares underlying RSUs is deferred for a minimum of three years or such greater number of years as is chosen by the employee.  An aggregate of 2,000,000 shares of Class A Common Stock may be issued under the Management Stock Purchase Plan.  The Company granted 63,739 RSUs and 96,454 RSUs in the first nine months of 2012 and 2011, respectively.

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

On May 23, 2012, William C. McCartney provided notice of his intention to retire as Chief Financial Officer of the Company.  On

June 14, 2012, the Company entered into a retention agreement with Mr. McCartney.  Pursuant to the retention agreement, Mr. McCartney will continue employment with the Company until December 14, 2012, and will assist the Company in identifying a successor and transitioning his responsibilities and duties to the new Chief Financial Officer. Pursuant to Mr. McCartney fulfilling his duties under the retention agreement, the Company will record a pre-tax charge of approximately $1.5 million over the retention period, consisting of expected cash payments of $0.7 million and a non-cash charge of $0.8 million for the modification of stock options and restricted stock awards.  In addition, Mr. McCartney will receive a performance bonus he would have been entitled to had he been employed by the Company through December 31, 2012 (see Note 13 regarding appointment of new Executive Vice President and Chief Financial Officer).

On January 26, 2011, Patrick S. O’Keefe resigned from his positions as Chief Executive Officer, President and Director.  Pursuant to a separation agreement, the Company recorded a charge of $6.3 million, consisting of $3.3 million in expected cash severance and a non-cash charge of $3.0 million for the modification of stock options and restricted stock awards.

Shipping and Handling

The Company’s shipping costs included in selling, general and administrative expenses were $9.5 million and $9.7 million for the third quarters of 2012 and 2011, respectively, and were $28.3 million and $28.4 million for the first nine months of 2012 and 2011, respectively.

Research and Development

Research and development costs included in selling, general and administrative expenses were $5.0 million and $5.3 million for the third quarters of 2012 and 2011, respectively, and were $15.7 million and $16.0 million for the first nine months of 2012 and 2011, respectively.

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

New Accounting Standards

In December 2011, the Financial Accounting Standards Board (FASB) issued an amendment to the accounting guidance for disclosure of offsetting assets and liabilities and related arrangements. The amendment expands the disclosure requirements in that entities will be required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The amendment is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013, and shall be applied retrospectively. The Company does not expect that the adoption of this accounting pronouncement will have a material impact on its financial statements.

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

3. Discontinued Operations and Assets Held For Sale

In the first quarter of 2010, the Company recorded an estimated reserve of $5.3 million in discontinued operations in connection with its investigation of potential violations of the Foreign Corrupt Practices Act (FCPA) at Watts Valve (Changsha) Co., Ltd. (CWV), a former indirect wholly-owned subsidiary of the Company in China. On October 13, 2011, the Company entered into a settlement for $3.8 million with the Securities and Exchange Commission to resolve allegations concerning potential violations of the FCPA at CWV. During the quarter ended July 3, 2011, the Company revised the reserve to $3.8 million based on the settlement.  See Note 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

	Third Quarter Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
	(in millions)
Reserve release - FCPA matter (CWV)	$—	$—	$—	$1.7
Gain on disposal — TEAM	—	0.1	—	0.4
Income before income taxes	—	0.1	—	2.1
Income tax expense	—	—	—	0.3
Income from discontinued operations, net of taxes	$—	$0.1	$—	$1.8

During the quarter ended July 1, 2012, the Company’s Board of Directors approved the disposal of an operation within the Company’s North America segment.  The Company evaluated the fair value less cost to sell the net assets and determined that the fair value exceeded the carrying value. The Company recorded the net assets of $10.7 million, representing gross assets of $13.6 million less liabilities of $2.9 million, as assets held for sale.  The revenues and results of operations are not material to the Company.  The Company will not have continuing involvement after a sale is completed.

4. Financial Instruments and Derivative Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including foreign currency derivatives, deferred compensation plan assets and related liability, and contingent consideration. There were no cash flow hedges as of September 30, 2012 and December 31, 2011.  The fair values of these certain financial assets and liabilities were determined using the following inputs at September 30, 2012 and December 31, 2011:

	Fair Value Measurements at September 30, 2012 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Assets
Plan asset for deferred compensation(1)	$4.3	$4.3	$—	$—
Total assets	$4.3	$4.3	$—	$—
Liabilities
Plan liability for deferred compensation(2)	$4.3	$4.3	$—	$—
Contingent consideration(3)	5.4	—	—	5.4
Total liabilities	$9.7	$4.3	$—	$5.4

	Fair Value Measurements at December 31, 2011 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Assets
Plan asset for deferred compensation(1)	$4.0	$4.0	$—	$—
Total assets	$4.0	$4.0	$—	$—
Liabilities
Plan liability for deferred compensation(2)	$4.0	$4.0	$—	$—
Contingent consideration(3)	1.1	—	—	1.1
Total liabilities	$5.1	$4.0	$—	$1.1

(1)         Included in other, net on the Company’s consolidated balance sheet.

(2)         Included in accrued compensation and benefits on the Company’s consolidated balance sheet.

(3)         Included in other noncurrent liabilities and accrued expenses and other liabilities on the Company’s consolidated balance sheet.

The table below provides a summary of the changes in fair value of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period December 31, 2011 to September 30, 2012.

	Balance	Purchases,	Total realized and unrealized gains (losses) included in:		Balance
	December 31, 2011	sales, settlements, net	Earnings	Comprehensive income	September 30, 2012
	(in millions)
Contingent consideration	$1.1	$5.1	$(0.9)	$0.1	$5.4

In 2010, a contingent liability of $1.9 million was recognized as an estimate of the acquisition date fair value of the contingent consideration in the BRAE acquisition. This liability was classified as Level 3 under the fair value hierarchy as it was based on the weighted probability of achievement of a future performance metric as of the date of the acquisition, which was not observable in the market.  During the year ended December 31, 2011, and the nine months ended September 30, 2012, the estimate of the fair value of the contingent consideration was reduced to $1.1 million and subsequently to $0.2 million, based on the revised probability of achievement of the future performance metric.  Failure to meet the performance metric would reduce this liability to zero, while complete achievement would increase this liability to the full remaining purchase price of $4.8 million.

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

Short-term investment securities as of September 30, 2012 consist of a certificate of deposit with a remaining maturity of greater than three months at the date of purchase, for which the carrying amount is a reasonable estimate of fair value.

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

The Company has exposure to a number of foreign currency rates, including the Canadian Dollar, the Euro, the Chinese Yuan and the British Pound. To manage this risk, the Company generally uses a layering methodology whereby at the end of any quarter the Company has generally entered into forward exchange contracts which hedge approximately 50% of the projected intercompany purchase transactions for the next twelve months. The Company primarily uses this strategy for the purchases between Canada and the U.S. The average volume of contracts can vary but generally is approximately $2 million to $15 million in open contracts at the end of any given quarter. At September 30, 2012, there were no open contracts.  The Company accounts for the forward exchange contracts as an economic hedge. Realized and unrealized gains and losses on the contracts are recognized in other (income) expense in the consolidated statement of operations. These contracts do not subject the Company to significant market risk from exchange movement because they offset gains and losses on the related foreign currency denominated transactions.

Fair Value

The carrying amounts of cash and cash equivalents, short-term investments, trade receivables and trade payables approximate fair value because of the short maturity of these financial instruments.

The fair values of the Company’s 5.47% senior notes due 2013, 5.85% senior notes due 2016, and 5.05% senior notes due 2020, are based on a discounted cash flow model using comparable industrial companies, the Company’s credit metrics, the Company’s size, as well as current market interest rates quoted in active markets and are classified within Level 2 of the valuation hierarchy.  The fair value of the Company’s variable rate debt approximates its carrying value. The carrying amount and the estimated fair market value of the Company’s long-term debt, including the current portion, are as follows:

	September 30,	December 31,
	2012	2011
	(in millions)
Carrying amount	$384.8	$399.4
Estimated fair value	$422.4	$440.5

5. Restructuring and Other Charges, Net

The Company’s Board of Directors approves all major restructuring programs that involve the discontinuance of product lines or the shutdown of facilities.  From time to time, the Company takes additional restructuring actions, including involuntary terminations that are not part of a major program.  The Company accounts for these costs in the period that the individual employees are notified or the liability is incurred.  These costs are included in restructuring and other charges in the Company’s consolidated statements of operations.   In April 2011, the Board approved an integration program in association with the acquisition of Danfoss Socla S.A.S. (Socla).  The program was designed to integrate certain operations and management structures of Socla with a total estimated pre-tax cost of $6.4 million with costs being incurred through 2012.  As of September 30, 2012, the Company revised its forecast to $4.4 million due to lower than expected severance costs.

The Company also periodically initiates other actions which are not part of a major program.  In 2011, the Company initiated restructuring activities with respect to the Company’s operating facilities in Europe, which included the closure of a facility. The Europe restructuring activities are expected to include pre-tax costs of approximately $2.6 million, including costs for severance and shut-down costs. The total net after-tax charge is $1.8 million with costs being incurred through 2012.  In 2012, the Company commenced restructuring activities in North America to relocate certain production activities, which include the closure of two manufacturing sites occurring through 2013.  Total expected costs are $2.8 million, including severance and shutdown costs.  The net after tax charge of $1.8 million will be incurred through the middle of 2013.  As of September 30, 2012, the Company revised its plans to reduce the expected costs to $1.8 million due to the elimination of a plant closure.

In March 2010, in connection with the Company’s manufacturing footprint consolidation, the Company closed the operations of Tianjin Watts Valve Company Ltd. (TWVC) and relocated its manufacturing to other facilities. On April 12, 2010, the Company signed a definitive equity transfer agreement with a third party to sell the Company’s equity ownership and remaining assets of TWVC. The sale was finalized in the fourth quarter of 2011. The Company received net proceeds of approximately $6.1 million from the sale and recorded a receivable for the remaining proceeds.  The Company recognized a net pre-tax gain of $7.7 million and an after-tax gain of approximately $11.4 million relating mainly to the recognition of a cumulative translation adjustment and a tax benefit related to the reversal of a tax claw back in China.  During the quarter ended September 30, 2012, the Company recorded a charge of $1.6 million related to an adjustment to the gain on disposal of TWVC.

The Company recorded a credit in restructuring and other charges, net related to the reduction in the contingent liability for the anticipated earnout payment in connection with the BRAE acquisition of $1.0 million.

A summary of the pre-tax cost by restructuring program is as follows:

	Third Quarter Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
	(in millions)
Restructuring costs:
2010 Actions	$0.1	$0.1	$0.2	$2.8
2011 Actions	—	0.7	0.6	4.3
Other Actions	0.5	1.1	2.1	1.1
Total restructuring charges	0.6	1.9	2.9	8.2
Adjustment to gain on sale of TWVC	1.6	—	1.6	—
Adjustment related to contingent liability reduction	(1.0)	—	(1.0)	—
Total restructuring and other charges, net	$1.2	$1.9	$3.5	$8.2

The Company recorded net pre-tax restructuring and other charges, net in its business segments as follows:

	Third Quarter Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
	(in millions)
North America	$(0.8)	$1.1	$(0.3)	$1.2
EMEA	0.4	0.8	2.2	6.8
Asia	1.6	—	1.6	0.2
Total	$1.2	$1.9	$3.5	$8.2

2011 Actions

The following table summarizes the total expected, incurred and remaining pre-tax severance costs for the 2011 Socla integration program:

Reportable Segment	Total Expected Costs	Incurred through September 30, 2012	Remaining Costs at September 30, 2012
	(in millions)
EMEA	$4.2	$3.5	$0.7
Asia	0.2	0.2	—
Total	$4.4	$3.7	$0.7

The Company expects to spend the remaining costs by the end of 2012.

Details of the Company’s 2011 Socla integration reserves for severance for the nine months ended September 30, 2012 are as follows:

Nine Months Ended
September, 2012
(in millions)
Balance at December 31, 2011	$0.4
Net pre-tax restructuring charges	0.5
Utilization and foreign currency impact	(0.3)
Balance at April 1, 2012	$0.6
Net pre-tax restructuring charges	0.1
Utilization and foreign currency impact	(0.6)
Balance at July 1, 2012	$0.1
Net pre-tax restructuring charges	—
Utilization and foreign currency impact	0.1
Balance at September 30, 2012	$—

The following table summarizes expected, incurred and remaining severance costs for 2011 Socla integration actions:

Incurred through September 30, 2012
(in millions)
Expected costs	$4.4
Costs incurred – 2011	(3.1)
Costs incurred – quarter ended April 1, 2012	(0.5)
Costs incurred – quarter ended July 1, 2012	(0.1)
Costs incurred – quarter ended September 30, 2012	—
Remaining costs at September 30, 2012	$0.7

6.             Earnings per Share

The following tables set forth the reconciliation of the calculation of earnings per share:

	For the Third Quarter Ended September 30, 2012			For the Third Quarter Ended October 2, 2011
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(amounts in millions, except per share amounts)
Basic EPS
Net income:
Continuing operations	$18.7	35.1	$0.53	$23.6	37.4	$0.63
Discontinued operations	—		—	0.1		—
Net income	$18.7		$0.53	$23.7		$0.63
Effect of dilutive securities
Common stock equivalents		0.1			0.1
Diluted EPS
Net income:
Continuing operations	$18.7		$0.53	$23.6		$0.63
Discontinued operations	—		—	0.1		—
Net income	$18.7	35.2	$0.53	$23.7	37.5	$0.63

Options to purchase 0.3 million and 0.8 million shares of Class A Common Stock were outstanding during the third quarters of 2012 and 2011, respectively, but were not included in the computation of diluted EPS because to do so would be anti-dilutive.

	For the Nine Months Ended October 30, 2012			For the Nine Months Ended October 2, 2011
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(amounts in millions, except per share amounts)
Basic EPS
Net income:
Continuing operations	$52.9	36.1	$1.46	$47.6	37.5	$1.27
Discontinued operations	—		—	1.8		0.05
Net income	$52.9		$1.46	$49.4		$1.32
Effect of dilutive securities
Common stock equivalents		0.2			0.2
Diluted EPS
Net income:
Continuing operations	$52.9		$1.46	$47.6		$1.26
Discontinued operations	—		—	1.8		0.05
Net income	$52.9	36.3	$1.46	$49.4	37.7	$1.31

Options to purchase 0.3 million and 0.5 million shares of Class A Common Stock were outstanding during the first nine months of 2012 and 2011, respectively, but were not included in the computation of diluted EPS because to do so would be anti-dilutive.

On May 16, 2012, the Board of Directors authorized a stock repurchase program of up to two million shares of the Company’s Class A Common Stock.  The stock repurchase program was completed in July 2012, as the Company repurchased the entire 2.0 million shares of Class A common stock at a cost of approximately $65.8 million.

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

The following is a summary of the Company’s significant accounts and balances by segment, reconciled to the consolidated totals:

	Third Quarter Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
	(in millions)
Net Sales
North America	$207.4	$205.6	$639.2	$619.7
EMEA	146.5	159.3	438.5	441.1
Asia	7.3	5.9	18.8	15.6
Consolidated net sales	$361.2	$370.8	$1,096.5	$1,076.4

Operating income (loss)
North America	$25.9	$31.4	$72.8	$84.4
EMEA	15.1	14.6	39.9	31.2
Asia	0.8	1.0	4.3	2.7
Subtotal reportable segments	41.8	47.0	117.0	118.3

Corporate (*)	(8.7)	(5.8)	(23.3)	(27.6)
Consolidated operating income	33.1	41.2	93.7	90.7

Interest income	0.1	0.2	0.5	0.7
Interest expense	(6.1)	(6.5)	(18.4)	(19.1)
Other	0.6	0.3	1.5	(0.4)
Income from continuing operations before income taxes	$27.7	$35.2	$77.3	$71.9

Capital Expenditures
North America	$5.8	$2.0	$10.2	$7.3
EMEA	2.9	2.3	7.5	8.6
Asia	0.5	0.1	1.1	0.5
Consolidated capital expenditures	$9.2	$4.4	$18.8	$16.4

Depreciation and Amortization
North America	$5.1	$4.7	$15.1	$14.3
EMEA	6.4	7.5	20.5	22.3
Asia	0.5	0.5	1.5	1.5
Consolidated depreciation and amortization	$12.0	$12.7	$37.1	$38.1

Identifiable Assets (at end of period)
North America			$805.3	$822.5
EMEA			794.4	876.5
Asia			91.3	92.4
Discontinued operations			—	1.4
Consolidated identifiable assets			$1,691.0	$1,792.8

Property, plant and equipment, net (at end of period)
North America			$76.3	$80.9
EMEA			127.2	140.9
Asia			14.6	15.2
Consolidated property, plant and equipment, net			$218.1	$237.0

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

The following includes U.S. net sales and U.S. property, plant and equipment of the Company’s North America segment:

	Third Quarter Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
	(in millions)

U.S. net sales	$184.8	$185.1	$574.5	$560.6
U.S. property, plant and equipment (at end of period)			$70.6	$76.0

The following includes intersegment sales for North America, EMEA and Asia:

	Third Quarter Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
	(in millions)
Intersegment Sales
North America	$1.3	$0.9	$3.9	$2.6
EMEA	3.3	2.2	7.9	6.4
Asia	35.9	29.1	102.3	97.0
Intersegment sales	$40.5	$32.2	$114.1	$106.0

The North America segment includes $13.1 million in assets held for sale at September 30, 2012. The North America segment and the Asia segment include $4.6 million and $6.4 million, respectively, in assets held for sale at October 2, 2011.

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

	Third Quarter Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
	(in millions)
Net Sales
Residential & commercial flow control	$192.2	$200.5	$604.6	$566.1
HVAC & gas	114.6	116.9	331.2	352.5
Drains & water re-use	36.7	36.1	105.5	103.8
Water quality	17.7	17.3	55.2	54.0
Consolidated net sales	$361.2	$370.8	$1,096.5	$1,076.4

8. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of the following:

	Foreign Currency Translation	Pension Adjustment	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance December 31, 2011	$5.6	$(24.6)	$(19.0)
Change in period	16.5	0.2	16.7
Balance April 1, 2012	$22.1	$(24.4)	$(2.3)
Change in period	(39.7)	0.1	(39.6)
Balance July 1, 2012	$(17.6)	$(24.3)	$(41.9)
Change in period	25.1	0.2	25.3
Balance September 30, 2012	$7.5	$(24.1)	$(16.6)

Balance December 31, 2010	$24.9	$(25.2)	$(0.3)
Change in period	34.0	0.8	34.8
Balance April 3, 2011	$58.9	$(24.4)	$34.5
Change in period	14.7	0.8	15.5
Balance July 3, 2011	$73.6	$(23.6)	$50.0
Change in period	(40.1)	0.8	(39.3)
Balance October 2, 2011	$33.5	$(22.8)	$10.7

Accumulated other comprehensive income (loss) in the consolidated balance sheets as of September 30, 2012 and October 2, 2011 consists primarily of cumulative translation adjustments and pension related net actuarial loss and prior service costs.

9. Debt

The Company’s credit agreement (the Credit Agreement)  provides for a multi-currency $300.0 million, five-year, senior unsecured revolving credit facility which may be increased by an additional $150.0 million under certain circumstances and subject to the terms of the Credit Agreement. The Credit Agreement has a sublimit of up to $75.0 million in letters of credit. The Credit Agreement matures on June 18, 2015.

Borrowings outstanding under the Credit Agreement bear interest at a fluctuating rate per annum equal to (i) in the case of Eurocurrency rate loans, the British Bankers’ Association LIBOR rate plus an applicable percentage, ranging from 1.70% to 2.30%, determined by reference to the Company’s consolidated leverage ratio plus, in the case of certain lenders, a mandatory cost calculated in accordance with the terms of the Credit Agreement, or (ii) in the case of base rate loans and swing line loans, the highest of (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such day as announced by Bank of America, N.A. as its “prime rate,” and (c) the British Bankers’ Association LIBOR rate plus 1.0%, plus an applicable percentage, ranging from 0.70% to 1.30%, determined by reference to the Company’s consolidated leverage ratio. In addition to paying interest under the Credit Agreement, the Company is also required to pay certain fees in connection with the credit facility, including, but not limited to, a facility fee and letter of credit fees. Under the Credit Agreement, the Company is required to satisfy and maintain specified financial ratios and other financial condition tests.  The Company may repay loans outstanding under the Credit Agreement from time to time without premium or penalty, other than customary breakage costs, if any, and subject to the terms of the Credit Agreement. As of September 30, 2012, the Company was in compliance with all covenants related to the Credit Agreement and had $265.4 million of unused and available credit under the Credit Agreement and $34.6 million of stand-by letters of credit outstanding on the Credit Agreement. The Company did not have any borrowings outstanding under the Credit Agreement at September 30, 2012.

The Company is a party to several note agreements as further detailed in Note 10 of Notes to Consolidated Financial Statements of the Annual Report on Form 10-K for the year ended December 31, 2011.  These note agreements require the Company to maintain a fixed charge coverage ratio of consolidated EBITDA plus consolidated rent expense during the period to consolidated fixed charges.  Consolidated fixed charges are the sum of consolidated interest expense for the period and consolidated rent expense.  As of September 30, 2012, the Company was in compliance with all covenants regarding these note agreements.  The note agreements include $75.0 million of unsecured senior notes maturing on May 15, 2013 which have been included in the current portion of long-term debt in the Company’s balance sheet.

10.  Contingencies and Environmental Remediation

As disclosed in Part I, Item 1, “Product Liability, Environmental and Other Litigation Matters” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, the Company was party to certain litigation.  There have been no material developments with respect to the Company’s contingencies and environmental remediation proceedings during the nine months ended September 30, 2012 except as noted below.

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

11.  Defined Benefit Plans

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

The components of net periodic benefit cost are as follows:

	Third Quarter Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
	(in millions)
Service cost—benefits earned and administrative costs	$0.2	$1.3	$0.6	$3.9
Interest costs on benefits obligation	1.4	1.5	4.2	4.5
Expected return on assets	(1.7)	(1.8)	(5.2)	(5.4)
Prior service costs and net actuarial loss amortization	0.1	0.8	0.4	2.4
Net periodic benefit cost	$—	$1.8	$—	$5.4

The information related to the Company’s pension funds cash flow is as follows:

	Nine Months Ended
	September 30, 2012	October 2, 2011
	(in millions)
Employer contributions	$0.6	$7.7

The Company expects to contribute approximately $0.2 million to its pension plans for the remainder of 2012.

12.  Business Acquisitions

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

Supplemental pro-forma information

Had the Company completed the acquisition of Socla at the beginning of 2011, net sales, net income from continuing operations and earnings per share would have been as follows:

Nine Months Ended
Amounts in millions (except per share information)	October 2, 2011
Net sales	$1,123.8
Net income from continuing operations	$53.9
Net income per share:
Basic EPS – continuing operations	$1.43
Diluted EPS – continuing operations	$1.43

Net income from continuing operations for the nine months ended October 2, 2011, was adjusted to include $0.7 million of net interest expense related to the financing and $0.8 million of net amortization expense resulting from the estimated allocation of purchase price to amortizable tangible and intangible assets.  Net income for the nine months ended October 2, 2011, was also adjusted to exclude $4.7 million, of net acquisition-related charges and third-party costs.

On January 31, 2012, the Company completed the acquisition of tekmar Control Systems (tekmar) in a share purchase transaction.  A designer and manufacturer of control systems used in heating, ventilation, and air conditioning application, tekmar is expected to enhance the Company’s hydronic systems product offerings in the U.S. and Canada.  The initial purchase price paid was CAD $18.0 million, with an earn-out based on future earnings levels being achieved.  The initial purchase price paid was equal to approximately $17.8 million based on the exchange rate of Canadian dollar to U.S. dollars as of January 31, 2012.  The total purchase price will not exceed CAD $26.2 million.  Sales for tekmar in 2011 approximated $11.0 million.  The results of tekmar are included in the Company’s North America segment since the acquisition date and are not material to the Company’s consolidated financial statements.  See Note 2 for additional information on purchase price allocations.

13.  Subsequent Event

Dividend Declared

On October 29, 2012, the Company declared a quarterly dividend of eleven cents ($0.11) per share on each outstanding share of Class A Common Stock and Class B Common Stock payable on November 30, 2012 to stockholders of record at the close of business on November 19, 2012.

Appointment of new Chief Financial Officer

On October 29, 2012, the Company announced that Dean P. Freeman has been appointed Executive Vice President and Chief Financial Officer of the Company, effective as of November 12, 2012.

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

Our business is reported in three geographic segments: North America, EMEA and Asia. We distribute our products through three primary distribution channels: wholesale, do-it-yourself (DIY) and original equipment manufacturers (OEMs). Interest rates, the unemployment rate and credit availability have an indirect effect on the demand for our products due to the effect such rates have on the number of new residential and commercial construction starts and remodeling projects. All of these activities have an impact on our levels of sales and earnings. An additional factor that has had an effect on our sales and operating income is fluctuation in foreign currency exchange rates, as approximately 47% of our sales in the nine months ended September 30, 2012, and certain portions of our costs, assets and liabilities are denominated in currencies other than the U.S. dollar.

During the third quarter of 2012, sales decreased $9.6 million primarily from the depreciation of the euro against the dollar of $18.0 million offset by organic sales increases of $5.8 million and acquired sales of $2.6 million resulting from our acquisition of tekmar.  Organic sales increased by 1.6% compared to last year’s comparable period, primarily from increased sales in the EMEA OEM and wholesale markets.  Organic sales in the third quarter of 2012 increased in EMEA by $5.0 million, or 3.1%, increased in Asia by $1.3 million, or 22.0%, and decreased over the third quarter of 2011 in North America by $0.5 million, or 0.2%.  Organic sales growth excludes the impacts of acquisitions, divestitures and foreign exchange from year-over-year comparisons.  We believe this provides investors with a more complete understanding of underlying sales trends by providing sales growth on a consistent basis.  Gross margins decreased in the third quarter of 2012 as compared to 2011 by 0.5 percentage points, driven principally by higher non-commodity costs and the continued conversion of our U.S. manufacturing facilities to lead-free production, which caused inefficiencies from pre-production costs and product outsourcing.  Our transition to lead-free products is in response to the federal Reduction of Lead in Drinking Water Act, which requires the weighted average lead content of the wetted surfaces of pipes, plumbing fittings and plumbing fixtures used in potable water applications to be reduced to no greater than 0.25% by January 2014. Commodity costs trended down during the quarter.  Operating income of $33.1 million decreased by 19.7% in the third quarter of 2012 as compared to the third quarter of 2011, driven by increased impairment charges, incremental SG&A costs, and a decrease in gross margin as previously discussed.  Foreign exchange movements primarily related to a weakening of the euro against the U.S. dollar negatively affected operating earnings by $1.9 million, when compared to the same period of 2011.

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

We have completed 36 acquisitions since divesting our industrial and oil and gas business in 1999.  On January 31, 2012, we completed the acquisition of tekmar Control Systems (tekmar) in a share purchase transaction.  A designer and manufacturer of control systems used in heating, ventilation, and air conditioning applications, tekmar is expected to enhance our hydronic systems product offerings in the U.S. and Canada.  The initial purchase price paid was CAD $18.0 million, with an earn-out based on the achievement of certain future earnings levels.  The initial purchase price paid was equal to approximately $17.8 million based on the exchange rate of Canadian dollar to U.S. dollars as of January 31, 2012.  The total purchase price will not exceed CAD $26.2 million.  Sales for tekmar in 2011 were approximately $11.0 million.  On April 29, 2011, we completed the acquisition of Danfoss Socla S.A.S. (Socla) and the related water controls business of certain other entities controlled by Danfoss A/S, in a share and asset purchase transaction.  The net purchase price of EUR 116.3 million was financed with cash on hand and euro-based borrowings under our Credit Agreement.  The net purchase price was approximately $172.4 million based on the exchange rate of Euro to U.S. dollars as of April 29, 2011.  Socla is a manufacturer of water protection valves and flow control solutions for the water market and the heating, ventilation and air conditioning market.  Its major product lines include backflow preventers, check valves and pressure reducing valves.  Socla is based in France, and its products are distributed worldwide for commercial, residential, municipal and industrial use. Socla’s annual revenue for 2010 was approximately $130.0 million. Socla expands our residential and commercial plumbing and flow control product lines in EMEA and also adds to our HVAC product line.

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

Another risk we face in all areas of our business is competition. We consider brand preference, engineering specifications, code requirements, price, technological expertise, delivery times, quality and breadth of product offerings to be the primary competitive factors. We believe that product development, product testing capability, breadth of product offerings and investment in plant and equipment needed to manufacture products in compliance with code requirements represent a competitive advantage for us. We expect to spend an aggregate of between $27 million and $30 million during 2012 for purchases of capital equipment, depending on the timing of our continuing conversion of our manufacturing facilities to lead free production.  We expect to incur a higher level of capital expenditures in 2013 as we complete our lead free production conversion.

Recent Events

Dividend Declared

On October 29, 2012, the Company declared a quarterly dividend of eleven cents ($0.11) per share on each outstanding share of Class A Common Stock and Class B Common Stock payable on November 30, 2012 to stockholders of record at the close of business on November 19, 2012.

Appointment of new Chief Financial Officer

On October 29, 2012, we announced that Dean P. Freeman has been appointed Executive Vice President and Chief Financial Officer, effective as of November 12, 2012.

Results of Operations

Third Quarter Ended September 30, 2012 Compared to Third Quarter Ended October 2, 2011

Net Sales.  Our business is reported in three geographic segments: North America, EMEA and Asia. Our net sales in each of these segments for each of the third quarters of 2012 and 2011 were as follows:

	Third Quarter Ended September 30, 2012		Third Quarter Ended October 2, 2011			% Change to Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales
	(dollars in millions)
North America	$207.4	57.4%	$205.6	55.4%	$1.8	0.5%
EMEA	146.5	40.6	159.3	43.0	(12.8)	(3.5)
Asia	7.3	2.0	5.9	1.6	1.4	0.4
Total	$361.2	100.0%	$370.8	100.0%	$(9.6)	(2.6)%

The change in net sales was attributable to the following:

					Change As a % of Consolidated Net Sales				Change As a % of Segment Net Sales
	North America	EMEA	Asia	Total	North America	EMEA	Asia	Total	North America	EMEA	Asia
	(dollars in millions)
Organic	$(0.5)	$5.0	$1.3	$5.8	(0.1)%	1.3%	0.4%	1.6%	(0.2)%	3.1%	22.0%
Foreign exchange	(0.3)	(17.8)	0.1	(18.0)	(0.1)	(4.8)	—	(4.9)	(0.2)	(11.1)	1.7
Acquired	2.6	—	—	2.6	0.7	—	—	0.7	1.3	—	—
Total	$1.8	$(12.8)	$1.4	$(9.6)	0.5%	(3.5)%	0.4%	(2.6)%	0.9%	(8.0)%	23.7%

Organic net sales in the North America wholesale market decreased by $2.2 million, or 1.3%, in the third quarter of 2012, compared to the third quarter of 2011, mainly from decreased sales in residential and commercial products.  Organic sales increased in the North American DIY market by $1.7 million, or 4.4%, in the third quarter of 2012 compared to the third quarter of 2011, as residential and commercial products and water quality product sales increased.

Organic net sales into the EMEA OEM market increased approximately $4.7 million, or 6.3%, as compared to the third quarter of 2011 due to stronger sales in under floor heating and in our drains product lines primarily related to our geographic expansion into the Middle East.  Organic net sales in the EMEA wholesale market increased by $1.2 million, or 1.5%, in the third quarter of 2012 as compared to the same period in 2011 primarily due to our increased sales to Eastern Europe offset by lower sales in Italy and France.

The net decrease in sales due to foreign exchange was primarily due to the depreciation of the euro against the U.S. dollar. We cannot predict whether the euro will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

Acquired net sales growth in North America was due to the inclusion of tekmar.

Gross Profit. Gross profit and gross profit as a percent of net sales (gross margin) for the third quarters of 2012 and 2011 were as follows:

	Third Quarter Ended
	September 30, 2012	October 2, 2011
	(dollars in millions)
Gross profit	$130.2	$135.7
Gross margin	36.1%	36.6%

Gross margin decreased 0.5 percentage points in the third quarter of 2012 compared to the third quarter of 2011.  North America’s gross margin declined compared to third quarter of 2011 due to product mix, higher non-commodity costs, and pre-production and outsourcing costs caused by certain plants transitioning production to lead-free products. EMEA’s gross margin increased due primarily to the inclusion of $1.8 million of Socla acquisition related costs in the third quarter of 2011.  Adjusting for those costs, EMEA’s gross margin declined slightly in 2012 due to lower overhead absorption.

Selling, General and Administrative Expenses.  Selling, General and Administrative, or SG&A, expenses for the third quarter of 2012 increased $0.9 million, or 1.0%, compared to the third quarter of 2011.  The increase in SG&A expenses was attributable to the following:

	(in millions)	% Change

Organic	$3.7	4.0%
Foreign exchange	(4.1)	(4.4)
Acquired	1.3	1.4
Total	$0.9	1.0%

The organic increase in SG&A expenses was primarily due to higher selling costs in Europe of $2.0 million, higher insurance costs of $0.8 million primarily related to product liability insurance, increased IT costs of $0.7 million related primarily to an ERP implementation in Europe, retention costs related to our retiring CFO of $0.8 million, and higher corporate professional service costs of $1.1 million offset by a decrease in pension expense of $1.1 million related to our decision to freeze the defined benefit pension plan in the U.S. effective December 31, 2011.  The decrease in SG&A expenses from foreign exchange was primarily due to the depreciation of the euro against the U.S. dollar in 2012. Acquired SG&A costs were related to the tekmar acquisition.  Total SG&A expenses, as a percentage of sales, were 25.9% in the third quarter of 2012 and 25.0% in the third quarter of 2011.

Restructuring and Other Charges, Net. In the third quarter of 2012, we incurred a net $1.2 million in expense resulting from a $1.6 million charge related to an adjustment made to the gain on disposal of TWVC.  In addition, we incurred involuntary terminations and other costs incurred as part of our Europe and North America restructuring plans, offset by the reduction of the expected BRAE contingent earnout liability of $1.0 million, as compared to $1.9 million of restructuring charges for the third quarter of 2011.  For a more detailed description of our current restructuring plans, see Note 5 of Notes to Consolidated Financial Statements.

Goodwill and Other Long-Lived Asset Impairment Charges.  In 2012, we recorded asset impairment charges of $2.4 million primarily related to goodwill impairment at BRAE of $1.0 million and $1.4 million of impairment charges related to certain assets held for sale.  The goodwill impairment was based on historical results being below our expectations and a resulting reduction in the expected future cash flows to be generated.

Operating Income.  Operating income (loss) by geographic segment for the third quarters of 2012 and 2011 were as follows:

	Third Quarter Ended			% Change to Consolidated
	September 30, 2012	October 2, 2011	Change	Operating Income
	(dollars in millions)
North America	$25.9	$31.4	$(5.5)	(13.4)%
EMEA	15.1	14.6	0.5	1.2
Asia	0.8	1.0	(0.2)	(0.5)
Corporate	(8.7)	(5.8)	(2.9)	(7.0)
Total	$33.1	$41.2	$(8.1)	(19.7)%

The increase (decrease) in operating income (loss) is attributable to the following:

						Change					Change
						As a % of Consolidated Operating Income					As a % of Segment Operating Income
	North America	EMEA	Asia	Corp.	Total	North America	EMEA	Asia	Corp.	Total	North America	EMEA	Asia	Corp.
	(dollars in millions)
Organic	$(5.3)	$1.8	$1.4	$(2.9)	$(5.0)	(12.9)%	4.4%	3.4%	(7.0)%	(12.1)%	(16.9)%	12.3%	140.0%	50.0%
Foreign exchange	—	(1.9)	—	—	(1.9)	—	(4.6)	—	—	(4.6)	—	(13.0)	—	—
Acquired	0.5	—	—	—	0.5	1.2	—	—	—	1.2	1.6	—	—	—
Restructuring, impairment charges and other	(0.7)	0.6	(1.6)	—	(1.7)	(1.7)	1.4	(3.9)	—	(4.2)	(2.2)	4.1	(160.0)	—
Total	$(5.5)	$0.5	$(0.2)	$(2.9)	$(8.1)	(13.4)%	1.2%	(0.5)%	(7.0)%	(19.7)%	(17.5)%	3.4%	(20.0)%	50.0%

The decrease in consolidated operating income was due primarily to a decrease in gross margin, an increase in impairment charges, and incremental SG&A costs as previously discussed.  The decrease in North America’s organic operating income was driven by lower gross margin, offset partially by lower SG&A costs.  The EMEA operating income increase was due to lower acquisition-related costs in the third quarter of 2012 as compared to the same period last year.  The acquired operating income was related to the tekmar acquisition.

Interest Expense.  Interest expense decreased $0.4 million, or 6.2%, for the third quarter of 2012 as compared to the third quarter of 2011, primarily from a reduction in outstanding debt used in 2011 for the acquisition of Socla.

Other, net.  Other, net increased $0.3 million for the third quarter of 2012 as compared to the third quarter of 2011, primarily due to a reduction in foreign currency transaction losses.

Income Taxes.  Our effective rate for continuing operations decreased to 32.5% in the third quarter of 2012, from 33.0% for the third quarter of 2011.  The decrease was mainly due to the mix of worldwide earnings, with a higher percentage of earnings being generated in 2012 in Europe and China, than in 2011.

Net Income.  Net income from continuing operations for the third quarter of 2012 was $18.7 million, or $0.53 per common share, compared to $23.6 million, or $0.63 per common share, for the third quarter of 2011. Results for the third quarter of 2012 include an after-tax charge of $2.9 million, or $0.08 per common share, for restructuring and other charges and goodwill and other long-lived asset impairment charges, compared to $1.2 million, or $0.03 per common share, for the third quarter of 2011. The depreciation of the euro and Canadian dollar against the U.S. dollar resulted in a negative impact on our operations of $0.04 per common share for the third quarter of 2012 when compared to the same period in 2011.  Further, the effects of the stock repurchase programs undertaken during the second quarter of 2012 and third quarter of 2011 positively affected earnings per share by $0.04, when comparing third quarter results for 2012 and 2011.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended October 2, 2011

Net Sales.  Our business is reported in three geographic segments: North America, EMEA and Asia. Our net sales in each of these segments for each of the first nine months of 2012 and 2011 were as follows:

	Nine Months Ended September 30, 2012		Nine Months Ended October 2, 2011			% Change to Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales
	(dollars in millions)
North America	$639.2	58.3%	$619.7	57.6%	$19.5	1.8%
EMEA	438.5	40.0	441.1	41.0	(2.6)	(0.2)
Asia	18.8	1.7	15.6	1.4	3.2	0.3
Total	$1,096.5	100.0%	$1,076.4	100.0%	$20.1	1.9%

The change in net sales was attributable to the following:

					Change As a % of Consolidated Net Sales				Change As a % of Segment Net Sales
	North America	EMEA	Asia	Total	North America	EMEA	Asia	Total	North America	EMEA	Asia
	(dollars in millions)
Organic	$10.8	$(5.4)	$2.0	$7.4	1.0%	(0.5)%	0.2%	0.7%	1.7%	(1.2)%	12.8%
Foreign exchange	(1.5)	(38.3)	0.5	(39.3)	(0.1)	(3.5)	—	(3.6)	(0.2)	(8.7)	3.2
Acquired	10.2	41.1	0.7	52.0	0.9	3.8	0.1	4.8	1.6	9.3	4.5
Total	$19.5	$(2.6)	$3.2	$20.1	1.8%	(0.2)%	0.3%	1.9%	3.1%	(0.6)%	20.5%

Organic net sales in the North America wholesale market increased by $3.3 million, or 0.7%, in the first nine months of 2012, compared to the first nine months of 2011, primarily from increased sales of approximately $1.6 million in residential and commercial products and increased HVAC and gas products sales of approximately $1.3 million.  Organic sales increased in the North America DIY market by $7.5 million, or 6.1%, in the first nine months of 2012 compared to the first nine months of 2011, as residential and commercial products and water quality products sales increased by $5.8 million and $1.2 million, respectively.

EMEA organic net sales in the wholesale market decreased by approximately $0.6 million, or 0.3%, in the first nine months of 2012, as compared to the same period in 2011.  Declines are primarily attributable to softer sales in Italy offset by sales gains in hydronic under floor heating packages.  Organic net sales into the OEM market were down approximately $2.8 million, or 1.3%, as compared to the first nine months of 2011. Sales gains in our drains product lines were offset by reduced sales of certain pump controls and pre-insulated piping products due in part to weather related issues and  lower sales activity in Italy and France. Organic net sales into the DIY market declined $2.0 million, or 11.0%, due primarily to lower sales in France.

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

Gross Profit. Gross profit and gross profit as a percent of net sales (gross margin) for the first nine months of 2012 and 2011 were as follows:

	Nine Months Ended
	September 30, 2012	October 2, 2011
	(dollars in millions)
Gross profit	$391.6	$387.0
Gross margin	35.7%	36.0%

Gross margins decreased 0.3 percentage points in the first nine months of 2012 as compared to the first nine months of 2011.  North America’s gross margin declined due to cost increases for non-commodity purchases as well as pre-production and outsourcing costs caused by certain plants transitioning production to lead-free products.  That decline was offset by an increase in gross margins in EMEA related to acquisition related charges incurred in 2011 for the Socla acquisition that did not recur in 2012.

Selling, General and Administrative Expenses.  Selling, General and Administrative, or SG&A, expenses for the first nine months of 2012 increased $3.6 million, or 1.3%, compared to the first nine months of 2011.  The increase in SG&A expenses was attributable to the following:

	(in millions)	% Change

Organic	$(3.2)	(1.1)%
Foreign exchange	(9.1)	(3.2)
Acquired	15.9	5.6
Total	$3.6	1.3%

The organic decrease in SG&A expenses was primarily due to:  (i) separation costs for our former Chief Executive Officer incurred in 2011 of $6.3 million; (ii) the impact of selected headcount reductions; (iii) reduced net retirement costs resulting from our decision to freeze the defined benefit pension plan in the U.S. effective December 31, 2011; and (iv) reduced depreciation and amortization in 2012  related primarily to impairment charges taken in 2011 for certain long-lived assets of a European subsidiary, offset by approximately $3.4 million in higher costs primarily related to product liability and $0.8 million of retention costs related to our retiring CFO. The decrease in SG&A expenses from foreign exchange was primarily due to the depreciation of the euro against the U.S. dollar in 2012. Acquired SG&A costs were related to the Socla and tekmar acquisitions.  Total SG&A expenses, as a percentage of sales, were 26.6% in the first nine months of 2012 compared to 26.7% in the first nine months of 2011.

Restructuring and Other Charges, Net. In the first nine months of 2012, we incurred a net $3.5 million of expense related in part to the involuntary terminations and other costs incurred as part of our Europe and North America restructuring plans and a $1.6 million charge related to an adjustment made to the gain on disposal of TWVC, offset by the reduction of the expected BRAE contingent earnout liability of $1.0 million, as compared to $8.2 million of restructuring charges for the first nine months of 2011.  For a more detailed description of our current restructuring plans, see Note 5 of Notes to Consolidated Financial Statements.

Goodwill and Other Long-Lived Asset Impairment Charges.  In 2012, we recorded asset impairment charges of $3.0 million primarily related to goodwill impairment at BRAE of $1.0 million and $1.4 million of impairment charges related to certain assets held for sale.  The goodwill impairment was based on historical results being below our expectations and a resulting reduction in the expected future cash flows to be generated.

Operating Income.  Operating income (loss) by geographic segment for the first nine months of 2012 and 2011 were as follows:

	Nine Months Ended			% Change to Consolidated
	September 30, 2012	October 2, 2011	Change	Operating Income
	(dollars in millions)

North America	$72.8	$84.4	$(11.6)	(12.8)%
EMEA	39.9	31.2	8.7	9.6
Asia	4.3	2.7	1.6	1.8
Corporate	(23.3)	(27.6)	4.3	4.7
Total	$93.7	$90.7	$3.0	3.3%

The increase (decrease) in operating income (loss) is attributable to the following:

						Change					Change
						As a % of Consolidated Operating Income					As a % of Segment Operating Income
	North America	EMEA	Asia	Corp.	Total	North America	EMEA	Asia	Corp.	Total	North America	EMEA	Asia	Corp.
	(dollars in millions)
Organic	$(10.2)	$4.1	$2.9	$4.3	$1.1	(11.7)%	4.5%	3.2%	4.7%	0.7%	(12.6)%	13.1%	107.4%	(15.6)%
Foreign exchange	(0.2)	(3.8)	0.1	—	(3.9)	(0.2)	(4.2)	0.1	—	(4.3)	(0.2)	(12.1)	3.7	—
Acquired	0.3	3.5	—	—	3.8	0.8	3.9	—	—	4.7	0.8	11.2	—	—
Restructuring, impairment charges and other	(1.5)	4.9	(1.4)	—	2.0	(1.7)	5.4	(1.5)	—	2.2	(1.7)	15.7	(51.8)	—
Total	$(11.6)	$8.7	$1.6	$4.3	$3.0	(12.8)%	9.6%	1.8%	4.7%	3.3%	(13.7)%	27.9%	59.3%	(15.6)%

The increase in consolidated operating income in the first nine months of 2012 was due in part to a net reduction in SG&A expenses at the Corporate level related to our former CEO’s separation costs incurred in 2011 as previously discussed.  The reduction in North America organic operating income was driven by lower gross margin and increased product liability costs.  The increase in

EMEA operating income was due to an improvement in gross margin primarily from lower acquisition related costs in the first nine months of 2012 as compared to the same period last year.  The acquired operating income related to Socla and tekmar. Additionally, restructuring costs decreased primarily due to fewer charges related to restructuring programs in Europe.

Interest Expense.  Interest expense decreased $0.7 million, or 3.7%, for the first nine months of 2012 as compared to the first nine months of 2011, primarily due to the interest on additional borrowings in 2011 under our revolving line of credit incurred in connection with the acquisition of Socla.

Other, net.  Other, net increased $1.9 million for the first nine months of 2012 as compared to the first nine months of 2011, primarily due to a reduction in foreign currency transaction losses and the settlement of a customs matter in China that was less than our reserve amount.

Income Taxes.  Our effective tax rate for continuing operations decreased to 31.6% for the nine months ended September 30, 2012 from 33.9% for the nine months October 2, 2011.  The higher rate in 2011 was largely due to non-deductible acquisition costs of $1.1 million associated with the Socla acquisition in Europe.

Net Income.  Net income from continuing operations for the first nine months of 2012 was $52.9 million, or $1.46 per common share, compared to $47.6 million, or $1.26 per common share, for the first nine months of 2011. Results for the first nine months of 2012 include after-tax charges of $4.8 million, or $0.13 per common share, for restructuring and other charges and goodwill and other long-lived asset impairment charges compared to $5.6 million, or $0.15 per common share, for the first nine months of 2011. The depreciation of the euro and Canadian dollar against the U.S. dollar resulted in a negative impact on our operations of $0.08 per common share for the first nine months of 2012 compared to the comparable period in 2011.

Liquidity and Capital Resources

We generated $73.7 million of cash from operating activities in the first nine months of 2012 as compared to $56.5 million in the first nine months of 2011. This increase is primarily due to better operating results and improved cash generation from working capital.

We used $33.2 million of net cash for investing activities for the first nine months of 2012, including $17.5 million for the acquisition of tekmar and $18.8 million of cash for capital equipment.  For the remainder of fiscal year 2012, we expect to invest between $8 million and $11 million in capital equipment as part of our ongoing commitment to improve our operating capabilities, including the addition of our new lead free manufacturing facility.

We used $83.2 million of net cash for financing activities for the first nine months of 2012, primarily for our stock repurchase program, repayment of our line of credit and dividend payments, offset by proceeds from additional debt issuances and from employee share transactions.

Our credit agreement (the Credit Agreement) provides for a multi-currency $300.0 million, five-year, senior unsecured revolving credit facility which may be increased by an additional $150.0 million under certain circumstances and subject to the terms of the Credit Agreement. The Credit Agreement has a sublimit of up to $75.0 million in letters of credit. The Credit Agreement matures on June 18, 2015.

Borrowings outstanding under the Credit Agreement bear interest at a fluctuating rate per annum equal to (i) in the case of Eurocurrency rate loans, the British Bankers’ Association LIBOR rate plus an applicable percentage, ranging from 1.70% to 2.30%, determined by reference to our consolidated leverage ratio plus, in the case of certain lenders, a mandatory cost calculated in accordance with the terms of the Credit Agreement, or (ii) in the case of base rate loans and swing line loans, the highest of (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such day as announced by Bank of America, N.A. as its “prime rate,” and (c) the British Bankers’ Association LIBOR rate plus 1.0%, plus an applicable percentage, ranging from 0.70% to 1.30%, determined by reference to our consolidated leverage ratio. In addition to paying interest under the Credit Agreement, we are also required to pay certain fees in connection with the credit facility, including, but not limited to, a facility fee and letter of credit fees. Under the Credit Agreement, we are required to satisfy and maintain specified financial ratios and other financial condition tests. We may repay loans outstanding under the Credit Agreement from time to time without premium or penalty, other than customary breakage costs, if any, and subject to the terms of the Credit Agreement.  As of September 30, 2012, we had $34.6 million of stand-by letters of credit outstanding under the Credit Agreement. As of September 30, 2012, we were in compliance with all covenants related to the Credit Agreement and had $265.4 million of unused and available credit under the Credit Agreement.

Working capital (defined as current assets less current liabilities) as of September 30, 2012 was $428.5 million compared to $521.9 million as of December 31, 2011.  Cash and cash equivalents decreased to $209.5 million as of September 30, 2012, compared to $250.6 million as of December 31, 2011. The ratio of current assets to current liabilities was 2.1 to 1 as of September 30, 2012 and 2.8 to 1 as of December 31, 2011.  The decrease in working capital was driven primarily by our use of $65.8 million cash for our stock repurchase program and the increase in current portion of long-term debt related the inclusion of $75 million for our 5.47% senior notes due in May 2013.

As of September 30, 2012, we held $209.5 million in cash and cash equivalents.  Of this amount, approximately $102.1 million of cash and cash equivalents was held by foreign subsidiaries.  Our ability to fund operations from this balance could be limited by the liquidity in the market as well as possible tax implications of moving proceeds across jurisdictions.  Our U.S. operations currently generate sufficient cash flows to meet our domestic obligations.  We also have the ability to borrow funds at reasonable interest rates, utilize the committed funds under our Credit Agreement or recall intercompany loans.  However, if amounts held by foreign subsidiaries were needed to fund operations in the United States, we could be required to accrue and pay taxes to repatriate these funds.  Such charges may include a federal tax of up to 35.0% on dividends received in the U.S., potential state income taxes and an additional withholding tax payable to foreign jurisdictions of up to 10.0%.  However, our intent is to permanently reinvest undistributed earnings of foreign subsidiaries and we do not have any current plans to repatriate them to fund operations in the United States.

We anticipate paying the $75.0 million of unsecured 5.47% senior notes maturing on May 15, 2013 through available funds or by refinancing the debt.

Non-GAAP Financial Measures

We believe free cash flow to be an appropriate supplemental measure of our operating performance because it provides investors with a measure of our ability to generate cash, repay debt, pay dividends, repurchase stock and fund acquisitions. Other companies may define free cash flow differently. Free cash flow does not represent cash generated from operating activities in accordance with GAAP. Therefore it should not be considered an alternative to net cash provided by operations as an indication of our performance.. The cash conversion rate of free cash flow to net income is also a measure of our performance in cash flow generation.

A reconciliation of net cash provided by operating activities to free cash flow and calculation of our cash conversion rate is provided below:

	Nine Months Ended
	September 30, 2012	October 2, 2011
	(in millions)
Net cash provided by operating activities	$73.7	$56.5
Less: additions to property, plant, and equipment	(18.8)	(16.4)
Plus: proceeds from the sale of property, plant, and equipment	1.1	0.6
Free cash flow	$56.0	$40.7

Net income from continuing operations	$52.9	$47.6

Cash conversion rate of free cash flow to net income from continuing operations	105.9%	85.5%

Our free cash flow improved in the first nine months of 2012 when compared to the first nine months of 2011 primarily due to higher operating profits and improved cash generation from working capital.

Our net debt to capitalization ratio (a non-GAAP financial measure) for the first nine months of 2012 was 16.1%, compared to 13.9% at December 31, 2011. The increase in net debt to capitalization ratio is due primarily to cash outlay related to the stock repurchase program and the tekmar acquisition. Management believes the net debt to capitalization ratio is an appropriate supplemental measure because it helps investors understand our ability to meet our financing needs and as a basis to evaluate our financial structure. Our computation may not be comparable to other companies that may define their net debt to capitalization ratios differently.

A reconciliation of long-term debt (including current portion) to net debt and our net debt to capitalization ratio is provided below:

	September 30,	December 31,
	2012	2011
	(in millions)
Current portion of long-term debt	$77.0	$2.0
Plus: long-term debt, net of current portion	307.8	397.4
Less: cash and cash equivalents	(209.5)	(250.6)
Net debt	$175.3	$148.8

	September 30,	December 31,
	2012	2011
	(in millions)
Net debt	$175.3	$148.8
Plus: total stockholders’ equity	912.4	919.8
Capitalization	$1,087.7	$1,068.6
Net debt to capitalization ratio	16.1%	13.9%

We maintain letters of credit that guarantee our performance or payment to third parties in accordance with specified terms and conditions. Amounts outstanding were approximately $34.8 million as of September 30, 2012 and $34.9 million at December 31, 2011. Our letters of credit are primarily associated with insurance coverage and, to a lesser extent, foreign purchases and generally expire within one year of issuance. These instruments may exist or expire without being drawn down; therefore they do not necessarily represent future cash flow obligations.

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

Application of Critical Accounting Policies and Key Estimates

The preparation of our consolidated financial statements in accordance with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported. A critical accounting estimate is an assumption about highly uncertain matters and could have a material effect on the consolidated financial statements if another, also reasonable, amount were used, or, a change in the estimate is reasonably likely from period to period. We base our assumptions on historical experience and on other estimates that we believe are reasonable under the circumstances. Actual results could differ significantly from these estimates.  There were no changes in accounting policies or significant changes in accounting estimates during the first nine months of 2012.

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

Revised accounting guidance allows us to review goodwill and indefinite lived intangibles for impairment utilizing either qualitative or quantitative analyses.  We have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit or an indefinite lived intangible is less than its carrying amount.  If, after assessing the totality of events and circumstances, we determine it is more likely than not that the fair value of a reporting unit or an indefinite lived intangible is greater than its carrying amount, then performing the two-step (quantitative) impairment test is unnecessary.

For goodwill impairment testing, we first identify those reporting units that we believe could pass a qualitative assessment to determine whether further impairment testing is necessary.  For each reporting unit identified, our qualitative analysis includes:

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

Although the EMEA reporting unit met expectations during the quarter ended September 30, 2012, should the EMEA reporting units operating results decline further because the European marketplace deteriorates beyond our current expectations or should interest rates increase, then the reporting unit’s goodwill may be at risk for impairment in the future. The EMEA reporting unit’s goodwill balance as of September 30, 2012 was $210.7 million.

Operating results for the Blue Ridge Atlantic Enterprises, Inc. (BRAE) reporting unit in North America continued to fall below expectations during the nine months ended September 30, 2012, triggering the decision to update the impairment analysis during the third quarter.  As a result, the Company recorded a pre-tax goodwill impairment charge of $1.0 million.  Because expectations have been lowered, the Company also reviewed the BRAE earnout calculation and recorded a $1.0 million reduction in the contingent earnout liability during the third quarter. The Company estimated the fair value of the reporting unit using the expected present value of future cash flows.  The BRAE reporting unit’s goodwill balance as of September 30, 2012 was $0.3 million.

Product liability and workers’ compensation costs

Because of retention requirements associated with our insurance policies, we are generally self-insured for potential product liability claims and for workers’ compensation costs associated with workplace accidents. We are subject to a variety of potential liabilities in connection with product liability cases and we maintain excess product liability and other insurance coverage, which we believe to be generally in accordance with industry practices.  For product liability cases in the U.S., management establishes its product liability accrual by utilizing third-party actuarial valuations that incorporate historical trend factors and our specific claims experience derived from loss reports provided by third-party administrators.  In other countries, we maintain insurance coverage with relatively high deductible payments, as product liability claims tend to be smaller than those experienced in the U.S.  Changes in the nature of claims or the actual settlement amounts could affect the adequacy of this estimate and require changes to the provisions, as we experienced in the first nine months of 2012 when we incurred incremental costs of $2.1 million. Because the liability is an estimate, the ultimate liability may be more or less than reported.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  In connection with these rules, we will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Part II.  OTHER INFORMATION

Item l.  Legal Proceedings

As disclosed in Part I, Item 1, “Product Liability, Environmental and Other Litigation Matters” of our Annual Report on Form 10-K for the year ended December 31, 2011, we are party to certain litigation.  There has been no material developments with respect to our contingencies and environmental remediation proceedings during the first nine months ended September 30, 2012.

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

The risk factor immediately following has been added to provide additional disclosure relating to our compliance with new regulations regarding conflict minerals.

Compliance with new regulations and customer demands regarding “conflict minerals” could increase costs and affect the manufacturing and sale of our products.

Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act) required the SEC to establish new disclosure and reporting requirements regarding specified minerals originating in the Democratic of the Congo or an adjoining country that are necessary to the functionality or production of products manufactured by companies required to file reports with the SEC.  The final rules implementing these requirements, as released recently by the SEC, could affect sourcing at competitive prices and availability in sufficient quantities of minerals used in the manufacture of our products.  In addition, because our supply chain is complex we may face commercial challenges if we are unable to verify sufficiently the origins for all metals used in our products through the due diligence procedures that we implement and otherwise may become obliged to disclose publicly those efforts with regard to conflict minerals.  Moreover, we may encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict free, which could place us at a competitive disadvantage if we are unable to do so.

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

The following table includes information with respect to shares of our Class A Common Stock withheld to satisfy withholding tax obligations during the third quarter ended September 30, 2012.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 2, 2012 – July 29, 2012	—	—	—	—
July 30, 2012 – August 26, 2012	16,327	$36.09	—	—
August 27, 2012 – September 30, 2012	1,667	$38.93	—	—
Total	17,994	$36.35	—	—

The following table includes information with respect to the repurchases of our Class A Common Stock during the third quarter ended September 30, 2012 under our stock repurchase program.

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
July 2, 2012 – July 29, 2012	80,227	$32.61	80,227	—
July 30, 2012 – August 26, 2012	—	—	—	—
August 27, 2012 – September 30, 2012	—	—	—	—
Total	80,227	$32.61	80,227	—

(1)          On May 16, 2012, the Board of Directors authorized a stock repurchase program of up to two million shares of the Company’s Class A Common Stock in open market purchases.  During the quarter ended July 1, 2012, we repurchased approximately 1.9 million shares of Class A common stock at a cost of approximately $63.2 million. During the quarter ended September 30, 2012, the remaining shares were purchased for a cost of $2.6 million.  The stock repurchase program has thus been completed at a total cost of $65.8 million.

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

WATTS WATER TECHNOLOGIES, INC.

Date: November 8, 2012	By:	/s/ David J. Coghlan
David J. Coghlan
Chief Executive Officer (principal executive officer)

Date: November 8, 2012	By:	/s/ William C. McCartney
William C. McCartney
Chief Financial Officer (principal financial officer)

Date: November 8, 2012	By:	/s/ Timothy M. MacPhee
Timothy M. MacPhee
Treasurer and Chief Accounting Officer (principal accounting officer)

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.		Description

3.1		Restated Certificate of Incorporation, as amended (1)

3.2		Amended and Restated By-Laws (2)

10.1		Form of Indemnification Agreement between the Registrant and certain directors and officers of the Registrant

31.1		Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2		Certification of Principal Financial Officer pursuant Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350

32.2		Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350

101.INS	*	XBRL Instance Document.

101.SCH	*	XBRL Taxonomy Extension Schema Document.

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.

*                                         Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the Third Quarters Ended September 30, 2012 and October 2, 2011 and the Nine Months Ended September 30, 2012 and October 2, 2011, (iii) Consolidated Statements of Comprehensive Income (Loss) for the Third Quarters Ended September 30, 2012 and October 2, 2011 and for the Nine Months Ended September 30, 2012 and October 2, 2011, (vi) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and October 2, 2011, and (vii) Notes to Consolidated Financial Statements.

(1)          Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-11499) for the quarter ended July 3, 2005.

(2)          Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-11499) dated July 12, 2010.