Form 10-K
period 2012-12-31
WATTS WATER TECHNOLOGIES INC
filed 2013-02-27
CIK 795403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          As of July 1, 2012, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $924,049,140 based on the closing sale price as reported on the New York Stock Exchange.

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2013
Class A Common Stock, $0.10 par value per share	28,661,416 shares
Class B Common Stock, $0.10 par value per share	6,588,680 shares

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on May 15, 2013, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

        In this Annual Report on Form 10-K, references to "the Company," "Watts Water," "we," "us" or "our" refer to Watts Water Technologies, Inc. and its consolidated subsidiaries.

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

        Our strategy is to be the leading provider of water quality, water conservation, water safety and water flow control products for the residential and commercial markets in North America and EMEA (Europe, Middle East and Africa) and to expand our presence in Asia. Our primary objective is to grow earnings by increasing sales within existing markets, expanding into new markets, leveraging our distribution channels and customer base, making selected acquisitions, reducing manufacturing costs and advocating for the development and enforcement of industry standards.

        We intend to continue to expand organically by introducing products in existing markets, by enhancing our preferred brands, by developing new complementary products, by promoting plumbing code development to drive sales of safety and water quality products and by continually improving merchandising in both the do-it-yourself (DIY) and wholesale distribution channels. We continually target selected new product and geographic markets based on growth potential, including our ability to leverage our existing distribution channels. Additionally, we continually leverage our distribution channels through the introduction of new products, as well as the integration of products of our acquired companies.

        We intend to continue to generate incremental growth by targeting selected acquisitions, both in our core markets as well as new complementary markets. We have completed 36 acquisitions since divesting our industrial and oil and gas business in 1999. Our acquisition strategy focuses on businesses that manufacture preferred brand name products that address our themes of water quality, water conservation, water safety, water flow control and comfort and related complementary markets. We target businesses that will provide us with one or more of the following: an entry into new markets, an increase in shelf space with existing customers, strong brand names, a new or improved technology or an expansion of the breadth of our product offerings.

        We are committed to reducing our manufacturing and operating costs through a combination of manufacturing in lower-cost countries, using Lean and Six Sigma to drive continuous improvement across all key processes, and consolidating our diverse manufacturing operations in North America, EMEA and Asia. We have a number of manufacturing facilities in lower-cost regions such as Mexico, China, Bulgaria and Tunisia. In recent years, we have announced several global restructuring plans to reduce our manufacturing footprint in order to reduce our costs and to realize additional operating efficiencies.

        Our products are sold to wholesale distributors and dealers, major DIY chains and original equipment manufacturers (OEMs). Most of our sales are for products that have been approved under regulatory standards incorporated into state and municipal plumbing, heating, building and fire protection codes in North America and Europe. We have consistently advocated for the development and enforcement of plumbing codes and are committed to providing products to meet these standards, particularly for safety and control valve products.

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

Products

        We have a broad range of products in terms of design distinction, size and configuration. We classify our many products into four universal product lines. These product lines are:

  •
  Residential & commercial flow control products—includes products typically sold into plumbing and hot water applications such as backflow preventers, water pressure regulators, temperature and pressure relief valves, and thermostatic mixing valves. In 2012, 2011 and 2010, residential & commercial flow control products accounted for approximately 54%, 53% and 51%, respectively, of our total sales.

  •
  HVAC & gas products—includes hydronic and electric heating systems for under-floor radiant applications, hydronic pump groups for boiler manufacturers and alternative energy control packages, and flexible stainless steel connectors for natural and liquid propane gas in commercial food service and residential applications. In 2012, 2011 and 2010, HVAC & gas products accounted for approximately 31%, 33% and 34%, respectively, of our total sales. HVAC is an acronym for heating, ventilation and air conditioning.

  •
  Drains & water re-use products—includes drainage products and engineered rain water harvesting solutions for commercial, industrial, marine and residential applications. In 2012, 2011 and 2010, drains & water re-use products accounted for approximately 10%, 9% and 10%, respectively, of our total sales.

  •
  Water quality products—includes point-of-use and point-of-entry water filtration, conditioning and scale prevention systems for both commercial and residential applications. Water quality products accounted for approximately 5% of our total sales in each of 2012, 2011 and 2010.

Customers and Markets

        We sell our products to plumbing, heating and mechanical wholesale distributors, major DIY chains and OEMs.

        Wholesalers.    Approximately 63%, 63% and 64% of our sales in 2012, 2011 and 2010, respectively, were to wholesale distributors for commercial and residential applications. We rely on commissioned manufacturers' representatives, some of which maintain a consigned inventory of our products, to market our product lines. Additionally, various water quality products are sold to independent dealers throughout North America.

        DIY Chains.    Approximately 13%, 13% and 16% of our sales in 2012, 2011 and 2010, respectively, were to DIY chains. Our DIY chains demand less technical products, but are highly receptive to innovative designs and new product ideas.

        OEMs.    Approximately 24%, 24% and 20% of our sales in 2012, 2011 and 2010, respectively, were to OEMs. In North America, our typical OEM customers are water heater manufacturers and equipment and water systems manufacturers needing flow control devices and other products. Our sales to OEMs in EMEA are primarily to boiler manufacturers and radiant system manufacturers. Our sales to OEMs in Asia are primarily to boiler, water heaters and bath manufacturers including manufacturers of faucet and shower products.

        In 2012, 2011 and 2010, no customer accounted for more than 10% of our total net sales. Our top ten customers accounted for approximately $309.3 million, or 21%, of our total net sales in 2012; $290.4 million, or 20%, of our total net sales in 2011; and $273.6 million, or 22%, of our total net sales in 2010. Thousands of other customers constituted the balance of our net sales in each of those years.

Marketing and Sales

        For product sales, we rely primarily on commissioned manufacturers' representatives, some of which maintain a consigned inventory of our products. These representatives sell primarily to plumbing and heating wholesalers or service DIY stores in North America. We also sell products for the residential construction and home repair and remodeling industries through DIY plumbing retailers, national catalog distribution companies, hardware stores, building material outlets and retail home center chains and through plumbing and heating wholesalers. In addition, we sell products directly to wholesalers, OEMs and private label accounts in EMEA and to a lesser extent in North America.

Manufacturing

        We have integrated and automated manufacturing capabilities, including a brass and bronze foundry, machining, plastic extrusion and injection molding and assembly operations. Our foundry operations include metal pouring systems, automatic core making, brass forging and brass and bronze die-castings. Our machining operations feature computer-controlled machine tools, high-speed chucking machines with robotics and automatic screw machines for machining bronze, brass and steel components. We have invested in recent years to expand our manufacturing capabilities to ensure the availability of the most efficient and productive equipment. In response to the federal Reduction of Lead in Drinking Water Act (see Item 1A. Risk Factors), we expect to commit approximately $20.0 million in capital spending ($7.0 million spent in 2012 and $13.0 million expected to be spent in 2013) for a new foundry and machinery in the U.S. to produce lead free products. The foundry cost and related equipment are expected to be commissioned during the second quarter of 2013. We are committed to maintaining our manufacturing equipment at a level consistent with current technology in order to maintain high levels of quality and manufacturing efficiencies.

        Capital expenditures and depreciation for each of the last three years were as follows:

	Years Ended December 31,
	2012	2011	2010
	(in millions)
Capital expenditures	$30.6	$22.6	$24.6
Depreciation	$33.8	$33.0	$30.5

Raw Materials

        We require substantial amounts of raw materials to produce our products, including bronze, brass, cast iron, stainless steel, steel, plastic, and components used in products, and substantially all of the raw materials we require are purchased from outside sources. The commodity markets have experienced tremendous volatility over the past several years, particularly with respect to copper. The market prices of many commodities increased throughout 2010. During 2011, spot copper prices increased to historic highs early in the year, and then trended downward in the second half of 2011. The average monthly copper spot price decreased approximately 17.7% from December 2010 to December 2011. In 2012, increases in the first quarter and third quarter were offset by more moderate pricing in the second quarter and fourth quarter. Bronze and brass are copper-based alloys. The fact that we source internationally a significant amount of raw materials means that several months of raw materials and work in process are moving through our business at any point in time. We are not able to predict whether commodity costs, including copper, will significantly increase or decrease in the future. If commodity costs increase in the future and we are not able to reduce or eliminate the effect of the cost increases by reducing production costs or implementing price increases, our profit margins could decrease. If commodity costs were to decline, we may experience pressures from customers to reduce our selling prices. The timing of any price reductions and decreases in commodity costs may not align. As a result, our margins could be affected.

        With limited exceptions, we have multiple suppliers for our commodities and other raw materials. We believe our relationships with our key suppliers are good and that an interruption in supply from any one supplier would not materially affect our ability to meet our immediate demands while another supplier is qualified. We regularly review our suppliers to evaluate their strengths. If a supplier is unable to meet our demands, we believe that in most cases our inventory of raw materials will allow for sufficient time to identify and obtain the necessary commodities and other raw materials from an alternate source. We believe that the nature of the commodities and other raw materials used in our business are such that multiple sources are generally available in the market.

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

New Product Development and Engineering

        We maintain our own product development staff, design teams, and testing laboratories in North America, EMEA and Asia that work to enhance our existing products and develop new products. We maintain sophisticated product development and testing laboratories. Research and development costs included in selling, general, and administrative expense amounted to $20.7 million, $20.9 million and $18.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

        California, Louisiana, Maryland and Vermont have recently implemented laws that require all pipes, pipe and plumbing fittings and plumbing fixtures sold in those states that convey or dispense water for human consumption to contain no more than 0.25% lead content, which is generally referred to as lead free. On January 4, 2011, the federal government enacted a similar law that will take effect nationwide in January 2014. We have invested considerable resources over the past several years to develop lead free versions of our plumbing products to comply with the new laws, and we have successfully introduced our lead free product offerings in Maryland, California, Louisiana and Vermont. We expect to commit approximately $13 million in capital through the second quarter of 2013 to complete the construction of our new lead free foundry to meet expected lead free demand for our products sold in the U.S.

        Complying with these new requirements on a nationwide basis will pose a significant challenge for us. The transition to comply with the expected requirements may cause our material costs to increase as suppliers of alternative lead free metals are currently limited. We may not succeed in passing through these cost increases to our customers. We may also experience technical challenges in our manufacturing process in converting our present manufacturing operations to 100% lead free products. In addition, we could have difficulty providing sufficient quantities of our lead free compliant products to meet nationwide demand and we could be left with potentially obsolete traditional leaded product inventories if customers convert to lead free offerings faster than anticipated.

Competition

        The domestic and international markets for water safety and flow control devices are intensely competitive and require us to compete against some companies possessing greater financial, marketing and other resources than ours. Due to the breadth of our product offerings, the number and identities of our competitors vary by product line and market. We consider quality, brand preference, delivery times, engineering specifications, plumbing code requirements, price, technological expertise and breadth of product offerings to be the primary competitive factors. We believe that new product development and product engineering are also important to success in the water industry and that our position in the industry is attributable in part to our ability to develop new and innovative products quickly and to adapt and enhance existing products. We continue to develop new and innovative products to enhance our market position and are continuing to implement manufacturing and design programs to reduce costs. We cannot be certain that our efforts to develop new products will be successful or that our customers will accept our new products. Although we own certain patents and trademarks that we consider to be of importance, we do not believe that our business and competitiveness as a whole are dependent on any one of our patents or trademarks or on patent or trademark protection generally.

Backlog

        Backlog was approximately $84.5 million at February 8, 2013. We do not believe that our backlog at any point in time is indicative of future operating results and we expect our entire current backlog to be converted to sales in 2013.

Employees

        As of December 31, 2012, we employed approximately 5,900 people worldwide. With the exception of our tekmar subsidiary in Canada, none of our employees in North America or Asia are covered by collective bargaining agreements. In some European countries, our employees are subject to traditional national collective bargaining agreements. We believe that our employee relations are good.

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

Executive Officers and Directors

        Set forth below in alphabetical order are the names of our executive officers and directors, their respective ages and positions with our Company and a brief summary of their business experience for at least the past five years:

Executive Officers	Age	Position
Srinivas K. Bagepalli	46	President, North America
J. Dennis Cawte	62	Group Managing Director, EMEA
David J. Coghlan	53	Chief Executive Officer, President and Director
Dean P. Freeman	49	Executive Vice President and Chief Financial Officer
Kenneth R. Lepage	42	General Counsel, Executive Vice President of Administration and Secretary
Elie Melhem	50	President, Asia
Non-Employee Directors
Robert L. Ayers(2)(3)	67	Director
Bernard Baert(1)(3)	63	Director
Kennett F. Burnes(1)(3)	70	Director
Richard J. Cathcart(2)(3)	68	Director
W. Craig Kissel(2)(3)	62	Director
John K. McGillicuddy(1)(3)	69	Chairman of the Board and Director
Merilee Raines(1)(3)	57	Director

(1)
Member of the Audit Committee

(2)
Member of the Compensation Committee

(3)
Member of the Nominating and Corporate Governance Committee

        Srinivas K. Bagepalli joined our Company in October 2011 and was appointed President, North America. From 2006 to September 2011, Mr. Bagepalli was the President and General Manager of three global companies within Danaher Corporation's Industrial Technologies Group, including Setra Systems, Inc., Sonix, Inc. and Portescap. During his time with Danaher, Mr. Bagepalli also served as the President of Sensors & Controls, Asia. Danaher Corporation is a global business that designs, manufactures and markets professional, medical, industrial, and commercial products and services. Mr. Bagepalli worked for General Electric Company from 1994 to 2006. While with General Electric, Mr. Bagepalli served as the Executive Vice President and Segment Manager at GE Infrastructure Sensing and Inspection Technologies from 2003 to 2006, Manager, Mergers and Acquisitions at GE Industrial Systems from 2001 to 2003, Manager, Business Development: Strategy and Growth at GE Corporate from 2000 to 2001 and Process Integration & Manufacturing Group Leader at GE Corporate Technology Center from 1994 to 1999.

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

        Dean P. Freeman joined our Company in October 2012 and was appointed Executive Vice President and Chief Financial Officer in November 2012. Mr. Freeman previously served as Senior Vice President of Finance and Treasurer of Flowserve Corporation from October 2009 to October 2011. Also while at Flowserve, Mr. Freeman served as Vice President, Finance and Chief Financial Officer of the Flowserve Pump Division from 2006 to October 2009. Flowserve is a leading global provider of fluid motion and control products and services, producing engineered and industrial pumps, seals and valves as well as a range of related flow management services. Prior to Flowserve, Mr. Freeman served as Chief Financial Officer, Europe for The Stanley Works Corporation. Mr. Freeman also served in financial executive and management roles of progressive responsibility with United Technologies Corporation and SPX Corporation.

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

        Merilee Raines has served as a director of our Company since February 2011. Ms. Raines has served as Chief Financial Officer of IDEXX Laboratories, Inc. since October 2003. Prior to becoming Chief Financial Officer, Ms. Raines held several management positions with IDEXX Laboratories, including Corporate Vice President of Finance, Vice President and Treasurer of Finance, Director of Finance, and Controller. IDEXX Laboratories develops, manufactures and distributes diagnostic and information technology-based products and services for companion animals, livestock, poultry, water quality and food safety, and human point-of-care diagnostics. Ms. Raines recently announced that she will be retiring from IDEXX Laboratories in May 2013.

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

Contingencies

Foreign Corrupt Practices Act Settlement

        On October 13, 2011, we entered into a settlement with the Securities and Exchange Commission (SEC) to resolve allegations concerning potential violations of the U.S. Foreign Corrupt Practices Act (FCPA) at Watts Valve Changsha Co., Ltd., (CWV), a former indirect wholly-owned subsidiary of Watts Water in China. Under the terms of the settlement, without admitting or denying the SEC's allegations, we consented to entry of an administrative cease-and-desist order under the books and records and internal controls provisions of the FCPA. We also agreed to pay to the SEC $3.6 million in disgorgement and prejudgment interest, and $0.2 million in penalties.

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

Asbestos Litigation

        We are defending approximately 42 lawsuits in different jurisdictions, alleging injury or death as a result of exposure to asbestos. The complaints in these cases typically name a large number of defendants and do not identify any particular Watts Water products as a source of asbestos exposure. To date, we have obtained a dismissal in every case before it has reached trial because discovery has failed to yield evidence of substantial exposure to any Watts Water products.

Other Litigation

        Other lawsuits and proceedings or claims, arising from the ordinary course of operations, are also pending or threatened against us.

Item 1A.    RISK FACTORS.

Current economic cycles, particularly those involving reduced levels of commercial and residential starts and remodeling, may continue to have an adverse effect on our revenues and operating results.

        We have experienced and expect to continue to experience fluctuations in revenues and operating results due to economic and business cycles. The businesses of most of our customers, particularly plumbing and heating wholesalers and home improvement retailers, are cyclical. Therefore, the level of our business activity has been cyclical, fluctuating with economic cycles. The recent economic downturn may also affect the financial stability of our customers, which could affect their ability to pay amounts owed to their vendors, including us. We also believe our level of business activity is influenced by commercial and residential starts and renovation and remodeling, which are, in turn, heavily influenced by interest rates, consumer debt levels, changes in disposable income, employment growth and consumer confidence. The current credit market conditions may prevent commercial and residential builders or developers from obtaining the necessary capital to continue existing projects or to start new projects. This may result in the delay or cancellation of orders from our customers or potential customers and may adversely affect our revenues and our ability to manage inventory levels, collect customer receivables and maintain profitability. Recent conditions in the housing and debt markets caused a significant reduction in commercial and residential starts and renovation and remodeling. These conditions adversely impacted our revenue and profit over the last four to five years. In 2012, U.S. residential markets began to recover, with commercial construction still lagging. Further, sovereign debt concerns within the Euro Zone are negatively impacting the overall economic vitality of the region. If these conditions continue or worsen in the future or if the current U.S. residential recovery were to dissipate, our revenues and profits could decrease or trigger additional goodwill, indefinite-lived intangible assets, or long-lived asset impairments and could have a material effect on our financial condition and results of operations.

We face intense competition and, if we are not able to respond to competition in our markets, our revenues may decrease.

        Competitive pressures in our markets could adversely affect our competitive position, leading to a possible loss of market share or a decrease in prices, either of which could result in decreased revenues and profits. We encounter intense competition in all areas of our business. Additionally, we believe our customers are attempting to reduce the number of vendors from which they purchase in order to reduce the size and diversity of their inventories and their transaction costs. To remain competitive, we will need to invest continually in manufacturing, product development, marketing, customer service and support and our distribution networks. We may not have sufficient resources to continue to make such investments and we may be unable to maintain our competitive position. In addition, we anticipate that we may have to reduce the prices of some of our products to stay competitive, potentially resulting in a reduction in the profit margin for, and inventory valuation of, these products. Some of our competitors are based in foreign countries and have cost structures and prices in foreign currencies. Accordingly, currency fluctuations could cause our U.S. dollar costed products to be less competitive than our competitors' products which are priced in other currencies.

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

Government regulations could limit or delay our ability to market or sell our products and could affect raw material sourcing and/or increase our raw material costs.

        In January 2011, the President of the United States signed the Reduction of Lead in Drinking Water Act, which will reduce the permissible weighted average lead content in faucets, fittings and valves used in potable water applications from 8% to 0.25% nationwide beginning in January 2014. The new law is consistent with laws that recently went into effect in California, Vermont, Maryland and Louisiana. We have introduced lead free products for sale in California, Vermont, Maryland and Louisiana, and offer a large selection of lead free compliant valves and fittings. Complying with these new requirements on a nationwide basis will pose a significant challenge for us. The transition to comply with the requirements may cause our material costs to increase as suppliers of alternative lead free metals are currently limited. We may not succeed in passing through these cost increases to our customers. We may also experience technical challenges in converting our present manufacturing operations to produce more lead free products. Further, we may experience delays in the expected timing for commissioning our new lead free foundry. In addition, we could have difficulty providing sufficient quantities of our lead free compliant products to meet nationwide demand and we could be left with potentially obsolete traditional leaded product inventories if customers convert to lead free offerings faster than anticipated. These requirements could have a material effect on our financial condition and results of operation.

        Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act) requires the SEC to establish new disclosure and reporting requirements regarding specified minerals originating in the Democratic Republic of the Congo or an adjoining country that are necessary to the functionality or production of products manufactured by companies required to file reports with the SEC. The final rules implementing these requirements, as released recently by the SEC, could affect sourcing at competitive prices and availability in sufficient quantities of minerals used in the manufacture of our products. In addition, because our supply chain is complex, we may face commercial challenges if we are unable to verify sufficiently the origins for all metals used in our products through the due diligence procedures that we implement and otherwise may become obliged to disclose publicly those efforts with regard to conflict minerals. Moreover, we may encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict free, which could place us at a competitive disadvantage if we are unable to do so.

Implementation of our acquisition strategy may not be successful, which could affect our ability to increase our revenues or our profitability.

        One of our strategies is to increase our revenues and profitability and expand our business through acquisitions that will provide us with complementary products and increase market share for our existing product lines. We cannot be certain that we will be able to identify, acquire or profitably manage additional companies or successfully integrate such additional companies without substantial costs, delays or other problems. Also, companies acquired recently and in the future may not achieve revenues, profitability or cash flows that justify our investment in them. We have faced increasing competition for acquisition candidates, which has resulted in significant increases in the purchase prices of many acquisition candidates. This competition, and the resulting purchase price increases, may limit the number of acquisition opportunities available to us, possibly leading to a decrease in the rate of growth of our revenues and profitability. In addition, acquisitions may involve a number of risks, including, but not limited to:

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

        Since we sell and manufacture our products worldwide, our business is subject to risks associated with doing business internationally. Our business and future operating results could be harmed by a variety of factors, including:

  •
  unexpected geo-political events in foreign countries in which we operate, which could adversely affect manufacturing and our ability to fulfill customer orders. Although our manufacturing operations have not been materially affected to date, we can give no assurance that future operations will not be adversely affected by unforeseen political events in foreign countries;

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

  •
  unexpected changes in regulatory requirements, which may be costly and require time to implement; and

  •
  foreign exchange rate fluctuations, which could also materially affect our reported results. A portion of our sales and certain portions of our costs, assets and liabilities are denominated in currencies other than U.S. dollars, and the percentage of our revenues denominated in a particular currency may not match the percentage of our expenses denominated in that currency. Approximately 48.3% of our sales during the year ended December 31, 2012 were from sales outside of the U.S. compared to 48.7% for the year ended December 31, 2011. We cannot predict whether currencies such as the Euro, Canadian dollar or Chinese yuan will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our reported results.

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

Future operating results could be negatively affected by the resolution of various uncertain tax positions and by potential changes to tax incentives.

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

        We are currently a decentralized company, which sometimes places significant control and decision-making powers in the hands of local management. This presents various risks such as the risk of being slower to identify or react to problems affecting a key business. Additionally, we are implementing in a phased approach a company-wide initiative to selectively standardize and upgrade our enterprise resource planning (ERP) systems. This initiative could be more challenging and costly to implement because divergent legacy systems currently exist. Further, if the ERP updates are not successful, we could incur substantial business interruption, including our ability to perform routine business transactions, which could have a material adverse effect on our financial results.

The requirements to evaluate goodwill, indefinite-lived intangible assets and long-lived assets for impairment may result in a write-off of all or a portion of our recorded amounts, which would negatively affect our operating results and financial condition.

        As of December 31, 2012, our balance sheet included goodwill, indefinite-lived intangible assets, amortizable intangible assets and property, plant and equipment of $508.2 million, $41.8 million, $104.8 million, and $223.6 million, respectively. In lieu of amortization, we are required to perform an annual impairment review of both goodwill and indefinite-lived intangible assets. In performing our annual reviews in both 2012 and 2011, we recognized non-cash pre-tax charges of approximately $0.4 million and $1.4 million, respectively, as impairments of the indefinite-lived intangible assets. In 2012 and 2011, we recognized pre-tax non-cash goodwill impairment charges of $1.0 million and $1.2 million related to our Blue Ridge Atlantic Enterprises, Inc. (BRAE) reporting unit within our North America segment. We are also required to perform an impairment review of our long-lived assets if indicators of impairment exist. In 2012, we recognized a pre-tax non-cash charge of $1.6 million to write down long-term assets. In 2011, we recognized pre-tax non-cash long-lived asset impairment charges of $14.8 million related to our Austroflex Rohr-Isoliersysteme GmbH (Austroflex) operations within our EMEA segment. There can be no assurances that future goodwill, indefinite-lived intangible assets or other long-lived asset impairments will not occur. We perform our annual test for indications of goodwill and indefinite-lived intangible assets impairment in the fourth quarter of our fiscal year or sooner if indicators of impairment exist.

The loss or financial instability of a major customer could have an adverse effect on our results of operations.

        In 2012, our top ten customers accounted for approximately 21% of our total net sales with no one customer accounting for more than 10% of our total net sales. Our customers generally are not obligated to purchase any minimum volume of products from us and are able to terminate their relationships with us at any time. In addition, increases in the prices of our products could result in a reduction in orders from our customers. A significant reduction in orders from, or change in terms of contracts with, any significant customers could have a material adverse effect on our future results of operations. Furthermore, some of our major customers are facing financial challenges due to market declines and heavy debt levels; should these challenges become acute, our results could be materially adversely affected due to reduced orders and/or payment delays or defaults.

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

        Approximately 40% of our annualized consolidated sales are generated in the Euro Zone. Sovereign debt concerns within certain European countries could precipitate a break-up of the Euro Zone. Leaders from key European countries have proposed solutions to the issue, but a comprehensive program addressing all pan European concerns has not yet been identified. There are a number of scenarios that could occur as to which countries may leave the Euro Zone and its single currency. A sovereign country's decision to exit the Euro Zone would, among other things, trigger a redenomination of monetary assets and liabilities into a new national currency, interrupt that country's banking system and could affect various commercial contracts that were written assuming a standard Eurocurrency. We would be exposed to potential devaluation of our asset base and our operating results, we could experience liquidity issues within a given country and we could be subject to disputes over business transactions with various third parties over how contractual obligations should be settled. We cannot be assured that the Euro Zone will continue as presently constructed nor can we determine the breadth and scope of a potential break-up of the Euro Zone.

One of our stockholders can exercise substantial influence over our Company.

        Our Class B Common Stock entitles its holders to ten votes for each share and our Class A Common Stock entitles its holders to one vote per share. As of January 31, 2013, Timothy P. Horne beneficially owned approximately 18.6% of our outstanding shares of Class A Common Stock (assuming conversion of all shares of Class B Common Stock beneficially owned by Mr. Horne into Class A Common Stock) and approximately 99.2% of our outstanding shares of Class B Common Stock, which represents approximately 69.2% of the total outstanding voting power. As long as Mr. Horne controls shares representing at least a majority of the total voting power of our outstanding stock, Mr. Horne will be able to unilaterally determine the outcome of most stockholder votes, and other stockholders will not be able to affect the outcome of any such votes.

Conversion and sale of a significant number of shares of our Class B Common Stock could adversely affect the market price of our Class A Common Stock.

        As of January 31, 2013, there were outstanding 28,661,416 shares of our Class A Common Stock and 6,588,680 shares of our Class B Common Stock. Shares of our Class B Common Stock may be converted into Class A Common Stock at any time on a one for one basis. Under the terms of a registration rights agreement with respect to outstanding shares of our Class B Common Stock, the holders of our Class B Common Stock have rights with respect to the registration of the underlying Class A Common Stock. Under these registration rights, the holders of Class B Common Stock may require, on up to two occasions that we register their shares for public resale. If we are eligible to use Form S-3 or a similar short-form registration statement, the holders of Class B Common Stock may require that we register their shares for public resale up to two times per year. If we elect to register any shares of Class A Common Stock for any public offering, the holders of Class B Common Stock are entitled to include shares of Class A Common Stock into which such shares of Class B Common Stock may be converted in such registration. However, we may reduce the number of shares proposed to be registered in view of market conditions. We will pay all expenses in connection with any registration, other than underwriting discounts and commissions. If all of the available registered shares are sold into the public market the trading price of our Class A Common Stock could decline.

Item 1B.    UNRESOLVED STAFF COMMENTS.

        None.

Item 2.    PROPERTIES.

        As of December 31, 2012, we maintained approximately 32 principal manufacturing, warehouse and distribution centers worldwide, including our corporate headquarters located in North Andover, Massachusetts. Additionally, we maintain numerous sales offices and other smaller manufacturing facilities and warehouses. The principal properties in each of our three geographic segments and their location, principal use and ownership status are set forth below:

North America:

Location	Principal Use	Owned/Leased
North Andover, MA	Corporate Headquarters	Owned
Burlington, ON, Canada	Distribution	Owned
Chesnee, SC	Manufacturing	Owned
Export, PA	Manufacturing	Owned
Franklin, NH	Manufacturing/Distribution	Owned
Kansas City, KS	Manufacturing	Owned
St. Pauls, NC	Manufacturing	Owned
San Antonio, TX	Warehouse/Distribution	Owned
Spindale, NC	Distribution Center	Owned
Kansas City, MO	Manufacturing/Distribution	Leased
Peoria, AZ	Manufacturing/Distribution	Leased
Reno, NV	Distribution Center	Leased
Springfield, MO	Manufacturing/Distribution	Leased
Vernon, BC, Canada	Manufacturing/Distribution	Leased
Woodland, CA	Manufacturing	Leased

Europe, Middle East and Africa:

Location	Principal Use	Owned/Leased
Eerbeek, Netherlands	EMEA Headquarters/Manufacturing	Owned
Biassono, Italy	Manufacturing/Distribution	Owned
Hautvillers, France	Manufacturing	Owned
Landau, Germany	Manufacturing/Distribution	Owned
Mery, France	Manufacturing	Owned
Plovdiv, Bulgaria	Manufacturing	Owned
Vildjberg, Denmark	Manufacturing/Distribution	Owned
Virey-Le-Grand, France	Manufacturing/Distribution	Owned
Gardolo, Italy	Manufacturing	Leased
Gödersdorf, Austria	Manufacturing/Distribution	Leased
Monastir, Tunisia	Manufacturing	Leased
Rosières, France	Manufacturing/Distribution	Leased
Sorgues, France	Distribution Center	Leased

Asia:

Location	Principal Use	Owned/Leased
Shanghai, China	Asian Headquarters	Leased
Ningbo, Beilun District, China	Distribution Center	Leased
Ningbo, Beilun, China	Manufacturing	Owned
Taizhou, Yuhuan, China	Manufacturing	Owned

        Certain of our facilities are subject to mortgages and collateral assignments under loan agreements with long-term lenders. In general, we believe that our properties, including machinery, tools and equipment, are in good condition, well maintained and adequate and suitable for their intended uses.

Item 3.    LEGAL PROCEEDINGS.

        We are from time to time involved in various legal and administrative proceedings. See Item 1. "Business—Product Liability, Environmental and Other Litigation Matters," which is incorporated herein by reference and see Note 14.

Item 4.    MINE SAFETY DISCLOSURES.

        Not applicable.

 PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        The following table sets forth the high and low sales prices of our Class A Common Stock on the New York Stock Exchange during 2012 and 2011 and cash dividends paid per share.

	2012			2011
	High	Low	Dividend	High	Low	Dividend
First Quarter	$42.38	$34.97	$0.11	$40.75	$34.91	$0.11
Second Quarter	41.59	31.61	0.11	39.04	32.13	0.11
Third Quarter	40.29	30.88	0.11	36.95	24.49	0.11
Fourth Quarter	43.39	36.45	0.11	38.27	24.31	0.11

        There is no established public trading market for our Class B Common Stock, which is held by members of the Horne family. The principal holders of such stock are subject to restrictions on transfer with respect to their shares. Each share of our Class B Common Stock (10 votes per share) is convertible into one share of Class A Common Stock (1 vote per share).

        On February 19, 2013, we declared a quarterly dividend of eleven cents ($0.11) per share on each outstanding share of Class A Common Stock and Class B Common Stock.

        Aggregate common stock dividend payments in 2012 were $16.0 million, which consisted of $13.0 million and $3.0 million for Class A shares and Class B shares, respectively. Aggregate common stock dividend payments in 2011 were $16.3 million, which consisted of $13.3 million and $3.0 million for Class A shares and Class B shares, respectively. While we presently intend to continue to pay comparable cash dividends, the payment of future cash dividends depends upon the Board of Directors' assessment of our earnings, financial condition, capital requirements and other factors.

        The number of record holders of our Class A Common Stock as of January 31, 2013 was 200. The number of record holders of our Class B Common Stock as of January 31, 2013 was 8.

        We satisfy the minimum withholding tax obligation due upon the vesting of shares of restricted stock and the conversion of restricted stock units into shares of Class A Common Stock by automatically withholding from the shares being issued a number of shares with an aggregate fair market value on the date of such vesting or conversion that would satisfy the withholding amount due.

        The following table includes information with respect to shares of our Class A Common Stock withheld to satisfy withholding obligations during the quarter ended December 31, 2012.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2012 - October 28, 2012	275	$38.07	—	—
October 29, 2012 - November 25, 2012	—	—	—	—
November 26, 2012 - December 31, 2012	4,311	$41.19	—	—

Total	4,586	$41.01	—	—

Performance Graph

        Set forth below is a line graph comparing the cumulative total shareholder return on our Class A Common Stock for the last five years with the cumulative return of companies on the Standard & Poor's 500 Stock Index and the Russell 2000 Index. We chose the Russell 2000 Index because it represents companies with a market capitalization similar to that of Watts Water. The graph assumes that the value of the investment in our Class A Common Stock and each index was $100 at December 31, 2007 and that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Watts Water Technologies, Inc., the S&P 500 Index
and the Russell 2000 Index

*
$100 invested on 12/31/07 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Cumulative Total Return

	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Watts Water Technologies, Inc	100.00	85.31	107.60	129.13	122.35	155.58
S & P 500	100.00	63.00	79.67	91.67	93.61	108.59
Russell 2000	100.00	66.21	84.20	106.82	102.36	119.09

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

FIVE-YEAR FINANCIAL SUMMARY

(Amounts in millions, except per share and cash dividend information)

	Year Ended 12/31/12(1)(6)	Year Ended 12/31/11(2)(6)	Year Ended 12/31/10(3)(6)	Year Ended 12/31/09(4)(6)	Year Ended 12/31/08(5)(6)
Statement of operations data:
Net sales	$1,445.6	$1,428.1	$1,274.6	$1,225.9	$1,431.4
Net income from continuing operations	70.6	64.4	63.1	41.0	45.2
Income (loss) from discontinued operations, net of taxes	(2.2)	2.0	(4.3)	(23.6)	1.4
Net income	68.4	66.4	58.8	17.4	46.6
DILUTED EPS
Income (loss) per share:
Continuing operations	1.96	1.72	1.69	1.10	1.23
Discontinued operations	(0.06)	0.05	(0.12)	(0.63)	0.04
NET INCOME	1.90	1.78	1.57	0.47	1.26
Cash dividends declared per common share	$0.44	$0.44	$0.44	$0.44	$0.44
Balance sheet data (at year end):
Total assets	$1,709.0	$1,694.0	$1,646.1	$1,599.2	$1,660.1
Long-term debt, net of current portion	$307.5	$397.4	$378.0	$304.0	$409.8

(1)
For the year ended December 31, 2012, net income from continuing operations includes the following net pre-tax costs: restructuring charges of $5.3 million, goodwill and other long-lived asset impairment of $3.4 million, net legal and customs costs of $2.5 million, an adjustment to the gain on sale of Tianjin Watts Valve Company Ltd. (TWVC) of $1.6 million, retention charges related to our former Chief Financial Officer of $1.5 million, and a charge of $0.4 million for costs related to the 2012 acquisition of tekmar, offset by a pre-tax gain for an earn-out adjustment of $1.0 million. Additionally, net income includes tax benefits totaling $0.7 million, primarily related to a tax law change in Italy. The net after-tax cost of these items was $8.0 million.

(2)
For the year ended December 31, 2011, net income includes the following net pre-tax costs: restructuring charges of $10.0 million, intangibles and goodwill impairment charges of $17.4 million, pension curtailment charges of $1.5 million, separation costs related to our former Chief Executive Officer of $6.3 million, and costs related to our acquisition of Danfoss Socla S.A.S (Socla) in France of $5.8 million offset by pre-tax gains of $1.2 million for an earn-out adjustment, $7.7 million related to the sale of TWVC in China and $1.1 million from legal settlements. Additionally, net income includes a tax benefit of $4.2 million relating to the sale of TWVC offset by a $1.1 million tax charge in EMEA related to our France restructuring. The net after-tax cost of these items was $17.0 million.

(3)
For the year ended December 31, 2010, net income from continuing operations includes the following net pre-tax costs: restructuring charges of $14.1 million, intangible impairment charges of $1.4 million, and costs related to acquisitions and other items of $7.1 million offset by pre-tax gains of $4.5 million primarily for product liability and workers compensation accrual adjustments. Additionally, net income includes a tax benefit of $4.3 million related to the release of a valuation allowance in EMEA offset by a tax charge of $1.5 million relating to the repatriation of earnings recognized upon our decision to dispose of a China subsidiary. The after-tax cost of these items was $10.3 million.

(4)
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

(5)
For the year ended December 31, 2008, net income includes the following net pre-tax costs: restructuring charges of $5.7 million, goodwill impairment charges of $22.0 million and minority interest income of $0.2 million. The after-tax cost of these items was $21.2 million.

(6)
In December 2012, we disposed of the stock of Flomatic Corporation. Results from operations and a loss on disposal are recorded in discontinued operations for 2012 and 2011. In September 2009, the Company's Board of Directors approved the sale of its investment in CWV and subsequently sold CWV in January 2010. Results from operation and estimated loss on disposal are included net of tax for CWV in discontinued operations for 2010, 2009 and 2008. In May 2009, the Company liquidated its TEAM Precision Pipework, Ltd. (TEAM) business. Results from operation and loss on disposal are included net of tax from the deconsolidation of TEAM in discontinued operations for 2011, 2010, 2009 and 2008. In September 1996, we divested our Municipal Water Group of businesses, which included Henry Pratt, James Jones Company and Edward Barber and Company Ltd. Costs and expenses related to the Municipal Water Group, for 2011, 2010, 2009 and 2008 relate to legal and settlement costs associated with the James Jones Litigation and other miscellaneous costs. Discontinued operating income (loss) for 2011 and 2010 include an estimated settlement reserve adjustment in connection with the FCPA investigation at CWV (see Note 14) and in 2010 and 2009, includes legal costs associated with the FCPA investigation.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

        We are a leading supplier of products for use in the water quality, water safety, water flow control and water conservation markets in both North America and EMEA with a growing presence in Asia. For over 138 years, we have designed and manufactured products that promote the comfort and safety of people and the quality and conservation of water used in commercial and residential applications. We earn revenue and income almost exclusively from the sale of our products. Our principal product lines include:

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

        Our performance in 2012 was mixed, driven by different opportunities and challenges within each region in which we participate. In North America, we saw sequential quarterly improvement during 2012 as the U.S. residential marketplace began to recover. However, the commercial market continued to lag. In EMEA, we experienced pockets of growth in certain pan European product lines, such as specialty drains, and in certain countries, such as Germany. Our EMEA business also further expanded its sales into Eastern Europe and the Middle East. Other parts of Europe, such as Italy and more recently France, were significantly affected by the general economic downturn. In Asia, we had solid growth as we expanded our sales and marketing efforts.

        Overall, sales grew organically by 0.7% as compared to 2011. Organic sales growth excludes the impacts of acquisitions, divestitures and foreign exchange from year-over-year comparisons. We believe this provides investors with a more complete understanding of underlying sales trends by providing sales growth on a consistent basis. Organic sales in North America and Asia grew by 1.9% and 18.0%, respectively, but were substantially offset by a reduction in EMEA organic sales of 1.5%.

        Operationally, much of the focus in the U.S. in 2012 concerned our transition to lead free production. Our operating results were negatively impacted, especially in the first half of 2012 as we began the transition process. The additional costs were driven by preproduction runs, vendor/material recertification, increased material costs and some production inefficiencies caused by the transition. In the first half of 2013, we expect that our U.S. operations may experience incremental costs related to the commissioning of our new lead free foundry, currently scheduled to come on line in the second quarter of 2013. The impact of commodity costs during 2012 was somewhat muted, especially with our most important raw material, copper. We saw spot costs increase in the first and third quarters, only to abate somewhat in the second and fourth quarters. Pricing, in turn, was fairly stable, although we experienced some pricing pressures in certain geographies and in certain product lines in North America. In Europe, we were able to selectively increase pricing for certain products. However, we believe the economic uncertainty in Europe may continue affecting how our competitors are pricing in end markets.

        We continually review our business and implement restructuring plans as needed. We recently completed restructuring projects in the U.S. and Europe which have shut down and consolidated certain of our operations. Please see Note 4 of the Notes to Consolidated Financial Statements for a more detailed explanation of our restructuring activities.

Acquisitions and Disposals

        On December 21, 2012, we disposed of the outstanding shares of Flomatic Corporation (Flomatic), to a third party in an all cash transaction. Flomatic was acquired as part of the Danfoss Socla S.A.S. (Socla) acquisition in April 2011. Flomatic specializes in manufacturing various valves for the well water industry, a product line not core to our business. The operating results of Flomatic have been classified in discontinued operations for 2012 and 2011. A net loss on disposal of approximately $3.8 million was charged to discontinued operations in 2012.

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

Recent Developments

        On February 19, 2013, we declared a quarterly dividend of eleven cents ($0.11) per share on each outstanding share of Class A Common Stock and Class B Common Stock.

Results of Operations

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

        Net Sales.    Our business is reported in three geographic segments: North America, EMEA and Asia. Our net sales in each of these segments for the years ended December 31, 2012 and 2011 were as follows:

	Year Ended December 31, 2012		Year Ended December 31, 2011
						% Change to Consolidated Net Sales
	Net Sales	% Sales	Net Sales	% Sales	Change
	(Dollars in millions)
North America	$835.0	57.8%	$810.9	56.8%	$24.1	1.7%
EMEA	583.8	40.4	595.5	41.7	(11.7)	(0.8)
Asia	26.8	1.8	21.7	1.5	5.1	0.3

Total	$1,445.6	100.0%	$1,428.1	100.0%	$17.5	1.2%

        The change in net sales was attributable to the following:

					Change As a % of Consolidated Net Sales				Change As a % of Segment Net Sales
	North America	EMEA	Asia	Total	North America	EMEA	Asia	Total	North America	EMEA	Asia
	(Dollars in millions)
Organic	$15.2	$(8.8)	$3.9	$10.3	1.1%	(0.6)%	0.2%	0.7%	1.9%	(1.5)%	18.0%
Foreign exchange	(0.8)	(44.0)	0.5	(44.3)	—	(3.1)	—	(3.1)	(0.1)	(7.4)	2.3
Acquisitions	9.7	41.1	0.7	51.5	0.6	2.9	0.1	3.6	1.2	6.9	3.2

Total	$24.1	$(11.7)	$5.1	$17.5	1.7%	(0.8)%	0.3%	1.2%	3.0%	(2.0)%	23.5%

        Organic net sales in 2012 into the North America wholesale market increased by $4.0 million, or 0.6%, compared to 2011. Minimal increases were noted in our four major product categories ranging from 0.2% in water quality products to 2.0% in HVAC and gas products. Organic sales into the North American DIY market in 2012 increased $11.2 million, or 6.9%, compared to 2011, primarily due to increased product sales of $8.5 million in residential and commercial flow control products and $2.1 million in water quality products.

        Organic net sales in the EMEA wholesale market were essentially flat compared to 2011. Wholesale sales increased $5.7 million due to stronger plumbing and valves sales into the Middle East and Eastern Europe, and increased drain sales on a pan European basis by $1.0 million. However, those gains were offset by wholesale sales reductions of $3.5 million in Italy and $2.1 million in France, both due to a poor overall economy, and a reduction of pre-insulated pipe products sales of $1.1 million. Organic sales into the OEM market in 2012 decreased by $6.2 million, or 2.2%, compared to 2011. The decline was primarily due to decreased sales in the Nordic region of $6.2 million from lower demands by heating pump and electrical heating manufacturers, lower sales in France and Italy of $3.5 million and $1.4 million, respectively, due to the economic slowdown, and a reduction in our pre-insulated piping lines of $2.3 million. Declines were offset by increased sales of $8.4 million related to our drains product line.

        The net decrease in sales due to foreign exchange was primarily due to the depreciation of the Euro and the Canadian dollar against the U.S. dollar. We cannot predict whether these currencies will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

        Acquired net sales in EMEA and Asia related to the Socla acquisition and in North America were due to tekmar.

        Gross Profit.    Gross profit and gross profit as a percent of net sales (gross margin) for 2012 and 2011 were as follows:

	Year Ended December 31,
	2012	2011
	(Dollars in millions)
Gross profit	$517.5	$512.8
Gross margin	35.8%	35.9%

        Consolidated gross margin was fairly stable in 2012 as compared to 2011, but varied by geography. In North America, gross margin declined due to non-commodity cost increases as well as manufacturing inefficiencies driven by pre-production costs and outsourcing costs caused by certain U.S. plants transitioning to lead free production. North America gross margin was also affected by product mix as DIY sales grew faster than wholesale sales and there were selective price concessions to meet market competition. North America gross margin increased during the second half of 2012 as lead free related costs abated. EMEA gross margin increased as compared to 2011, partially due to acquisition accounting charges of $4.7 million made in 2011 in connection with the Socla acquisition and partially due to better product mix and improved pricing in 2012.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses, or SG&A expenses, for 2012 increased $7.2 million, or 1.9%, compared to 2011. The increase in SG&A expenses was attributable to the following:

	(in millions)	% Change
Organic	$1.4	0.4%
Foreign exchange	(10.5)	(2.8)
Acquisitions	16.3	4.3

Total	$7.2	1.9%

        The net organic increase in SG&A expenses was minimal from 2011 to 2012. Increases in professional services of $6.4 million, insurance costs of $4.4 million, variable selling and sales related costs of $2.8 million were offset by lower personnel related costs of $7.7 million, lower depreciation and amortization of $2.9 million, and a $1.6 million reduction in other expenses. Professional service costs increased due to higher legal fees and legal settlement costs, and IT and tax related projects undertaken in 2012. Insurance costs increased due to higher product liability charges in North America. Personnel costs were reduced in 2012 primarily due to the separation costs incurred in 2011 for the former Chief Executive Officer and lower retirement costs in 2012 related to the 2011 pension freeze, and depreciation and amortization costs were lower in 2012 principally due to the asset write-downs taken at Austroflex in 2011.

        The decrease in SG&A expenses from foreign exchange was primarily due to the depreciation of the Euro against the U.S. dollar. Acquired SG&A costs related to the Socla and tekmar acquisitions. Total SG&A expense, as a percentage of sales, was 26.6% in 2012 and 26.4% in 2011.

        Restructuring and Other Charges.    In 2012, we recorded a net charge of $4.3 million primarily for severance and other costs incurred as part of our previously announced restructuring programs, as compared to $8.8 million for 2011. For a more detailed description of our current restructuring plans, see Notes 4 and 5 of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

        Goodwill and Other Long-Lived Asset Impairment Charges.    In 2012, we recorded asset impairment charges of $3.4 million, including $1.7 million for impairment charges on long-lived assets in North America that were ultimately sold during 2012, a $1.0 million goodwill impairment charge for BRAE, a $0.4 million impairment charge for a North America trade name and $0.3 million for asset write-downs in Europe. The goodwill impairment was based on historical results being below our expectations and a reduction in the expected future cash flows to be generated by BRAE. See the analysis for the year ended December 31, 2011 compared to the year ended December 31, 2010, for details of the 2011 goodwill and other long-lived asset impairment charges. See also Note 2 of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, for additional information regarding these impairments.

        (Gain On) Adjustment to Disposal of Business.    In 2011, we booked a net gain of approximately $7.7 million relating primarily to the recognition of currency translation adjustments resulting from the sale of TWVC. In 2012, we recorded an adjustment of $1.6 million to decrease the gain.

        Operating Income.    Operating income by geographic segment for 2012 and 2011 was as follows:

	Year Ended
				% Change to Consolidated Operating Income
	December 31, 2012	December 31, 2011	Change
	(Dollars in millions)
North America	$96.5	$111.6	$(15.1)	(12.9)%
EMEA	52.6	28.7	23.9	20.4
Asia	6.5	12.2	(5.7)	(4.9)
Corporate	(32.2)	(35.8)	3.6	3.1

Total	$123.4	$116.7	$6.7	5.7%

        The change in operating income was attributable to the following:

						Change as a % of Consolidated Operating Income					Change as a % of Segment Operating Income
	North America	EMEA	Asia	Corp.	Total	North America	EMEA	Asia	Corp.	Total	North America	EMEA	Asia	Corp.
	(Dollars in millions)
Organic	$(14.4)	$4.4	$3.4	$3.6	$(3.0)	(12.3)%	3.8%	2.9%	3.1%	(2.5)%	(12.9)%	15.3%	27.9%	(10.1)%
Foreign exchange	(0.2)	(4.4)	0.1	—	(4.5)	(0.2)	(3.8)	0.1	—	(3.9)	(0.2)	(15.3)	0.8	—
Acquisitions	1.5	3.5	—	—	5.0	1.3	3.0	—	—	4.3	1.3	12.2	—	—
Restructuring, impairment charges and other	(2.0)	20.4	(9.2)	—	9.2	(1.7)	17.4	(7.9)	—	7.8	(1.7)	71.1	(75.4)	—

Total	$(15.1)	$23.9	$(5.7)	$3.6	$6.7	(12.9)%	20.4%	(4.9)%	3.1%	5.7%	(13.5)%	83.3%	(46.7)%	(10.1)%

        The decrease in consolidated organic operating income was due primarily to a reduction in gross margin in North America and a sales volume decline in EMEA, for reasons previously discussed. Their impact was offset partially by a reduction in acquisition costs in Europe related to the 2011 Socla acquisition. Acquired operating income relates to the Socla and tekmar acquisitions.

        The reduction in restructuring, impairment charges and other from 2011 to 2012 is primarily driven by reduced impairment, and restructuring costs, offset by a reduced disposal gain, as previously discussed.

        The net decrease in operating income from foreign exchange was primarily due to the depreciation of the Euro against the U.S. dollar. We cannot predict whether the Euro will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our operating income.

        Interest Expense.    Interest expense decreased $1.2 million, or 4.7%, in 2012 compared to 2011, primarily due to a decrease in the amounts outstanding under our revolving credit facility that was used to partially finance the Socla acquisition in 2011. See Note 10 of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, for additional information regarding financing arrangements.

        Other Expense (Income), Net.    Other expense (income), net decreased $1.6 million in 2012 compared to 2011, primarily due to a reduction in foreign currency transaction losses and a favorable customs settlement in Asia in 2012.

        Income Taxes.    Our effective tax rate for continuing operations increased to 29.6% in 2012 from 29.3% in 2011. The primary cause of the lower rate in 2011 was the tax benefit realized in connection with the disposition of our TWVC facility in China. This was partly offset by the release of a tax reserve in 2012 following to the completion of a European tax audit.

        Net Income From Continuing Operation.    Net income from continuing operations for 2012 was $70.6 million, or $1.96 per common share, compared to $64.4 million, or $1.72 per common share, for 2011. Results for 2012 include net after-tax charges of $8.0 million, or $0.22 per common share; including restructuring and other net charges of $0.07, goodwill and other long-lived asset impairments of $0.07, a charge to adjust the TWVC gain of $0.04, retention costs for our former Chief Financial Officer of $0.03, net legal/customs settlement charges of $0.02, and other net credits of $0.01, primarily related to a favorable tax adjustment due to a change in 2012 in Italian tax rules.

        Results for 2011 include net after-tax charges of $17.0 million or $0.46 per common share; including goodwill and asset impairment charges of $0.35, restructuring and other charge of $0.18, acquisition and due diligence costs of $0.12, a charge related to our former Chief Executive Officer's separation agreement of $0.11, a pension curtailment loss of $0.02, offset by a gain on the disposal of TWVC of $0.30 and other net gains of $0.02 primarily related to earnout and legal adjustments.

        The depreciation of the Euro and Canadian dollar against the U.S. dollar in 2012 resulted in a negative impact on our operations of $0.09 per common share compared to 2011. We cannot predict whether the Euro, Canadian dollar or Chinese yuan will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net income.

        Income (Loss) From Discontinued Operations.    Loss from discontinued operations in 2012 of $2.2 million, or ($0.06) per common share, was related primarily to the operations and disposal of Flomatic. See Note 3 of Notes to Consolidated Financial Statements.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

        Net Sales.    Our business is reported in three geographic segments: North America, EMEA and Asia. Our net sales in each of these segments for the years ended December 31, 2011 and 2010 were as follows:

	Year Ended December 31, 2011		Year Ended December 31, 2010
						Change to Consolidated Net Sales
	Net Sales	% Sales	Net Sales	% Sales	Change
	(Dollars in millions)
North America	$810.9	56.8%	$785.5	61.6%	$25.4	2.0%
EMEA	595.5	41.7	468.3	36.8	127.2	9.9
Asia	21.7	1.5	20.8	1.6	0.9	0.1

Total	$1,428.1	100.0%	$1,274.6	100.0%	$153.5	12.0%

        The change in net sales was attributable to the following:

					Change As a % of Consolidated Net Sales				Change As a % of Segment Net Sales
	North America	EMEA	Asia	Total	North America	EMEA	Asia	Total	North America	EMEA	Asia
	(Dollars in millions)
Organic	$22.2	$8.6	$(1.8)	$29.0	1.8%	0.6%	(0.1)%	2.3%	2.8%	1.9%	(8.7)%
Foreign exchange	3.1	24.0	0.9	28.0	0.2	1.9	0.1	2.2	0.4	5.1	4.3
Acquisitions	0.1	94.6	1.8	96.5	—	7.4	0.1	7.5	—	20.2	8.7

Total	$25.4	$127.2	$0.9	$153.5	2.0%	9.9%	0.1%	12.0%	3.2%	27.2%	4.3%

        Organic net sales in 2011 into the North American wholesale market increased by $26.6 million, or 4.3%, compared to 2010. This increase was primarily due to improved recovery of commodity costs across our four principal product lines with larger increases in residential and commercial flow control products sales of approximately $16.0 million and in drains and water re-use products of approximately $5.7 million. Organic sales into the North American DIY market in 2011 decreased $4.4 million, or 2.6%, compared to 2010, primarily due to decreased product sales approximating $4.3 million, mostly in residential and commercial flow control products.

        Organic net sales increased in the European wholesale market by $2.8 million, or 1.0%, compared to 2010. Wholesale sales increased marginally due to stronger sales in drains and pre-insulated pipe products along with increased sales into Eastern Europe and geographic expansion into the Middle East. Increases were offset partially by lower unit sales into southern Europe, especially the Italian marketplace. Organic sales into the European OEM market in 2011 increased by $9.2 million, or 4.9%, compared to 2010 primarily due to increased sales in hydronic under-floor manifold packages offset by lower sales in heat pump and solar packages, which had been driven by renewable energy subsidies which either were reduced or had expired.

        The net increase in sales due to foreign exchange was primarily due to the appreciation of the Euro and the Canadian dollar against the U.S. dollar. We cannot predict whether these currencies will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

        Acquired net sales in Europe related to the Socla and Austroflex acquisitions and in North America were related to the Blue Ridge Atlantic Enterprises, Inc. (BRAE) acquisition.

        Gross Profit.    Gross profit and gross profit as a percent of net sales (gross margin) for 2011 and 2010 were as follows:

	Year Ended December 31,
	2011	2010
	(Dollars in millions)
Gross profit	$512.8	$464.9
Gross margin	35.9%	36.5%

        Gross margin decreased 0.6 percentage points in 2011 compared to 2010 for a variety of reasons. We were unable to completely recover commodity cost increases in Europe and in the North American DIY market. We incurred acquisition accounting adjustments of $4.7 million in connection with the Socla acquisition and experienced inefficiencies in the first half of 2011 as our French plant consolidation project was being completed. Productivity initiatives were also offset to some extent by higher inbound freight costs.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses, or SG&A expenses, for 2011 increased $40.9 million, or 12.1%, compared to 2010. The increase in SG&A expenses was attributable to the following:

	(in millions)	% Change
Organic	$8.4	2.5%
Foreign exchange	6.5	1.9
Acquisitions	26.0	7.7

Total	$40.9	12.1%

        The organic increase in SG&A expenses was primarily due to separation costs of our former Chief Executive Officer of $6.3 million, an increase of approximately $4.4 million in variable selling costs due to the increase in year-over-year sales, and an increase in IT costs of approximately $3.0 million due primarily to the implementation of a new enterprise resource planning system (ERP system) and other licensing costs, offset by approximately $7.0 million in lower legal costs. The increase in SG&A expenses from foreign exchange was primarily due to the appreciation of the Euro against the U.S. dollar. Acquired SG&A costs related to the Socla, Austroflex and BRAE acquisitions. Total SG&A expenses, as a percentage of sales, remained constant at 26.4% in both 2011 and 2010.

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

        (Gain On) Adjustment to Disposal of Business.    In 2011, we recorded a net gain of approximately $7.7 million relating primarily to the recognition of currency translation adjustments resulting from the sale of TWVC.

        Operating Income.    Operating income by geographic segment for 2011 and 2010 was as follows:

	Year Ended
				% Change to Consolidated Operating Income
	December 31, 2011	December 31, 2010	Change
	(Dollars in millions)
North America	$111.6	$106.4	$5.2	4.6%
EMEA	28.7	43.7	(15.0)	(13.1)
Asia	12.2	(0.5)	12.7	11.1
Corporate	(35.8)	(35.4)	(0.4)	(0.4)

Total	$116.7	$114.2	$2.5	2.2%

        The change in operating income was attributable to the following:

						Change as a % of Consolidated Operating Income					Change as a % of Segment Operating Income
	North America	EMEA	Asia	Corp.	Total	North America	EMEA	Asia	Corp.	Total	North America	EMEA	Asia	Corp.
	(Dollars in millions)
Organic	$1.8	$(6.2)	$4.4	$(0.4)	$(0.4)	1.6%	(5.4)%	3.8%	(0.4)%	(0.4)%	1.7%	(14.2)%	880.0%	(1.1)%
Foreign exchange	0.7	2.6	0.2	—	3.5	0.6	2.3	0.2	—	3.1	0.7	6.0	40.0	—
Acquisitions	(0.3)	2.9	(0.2)	—	2.4	(0.2)	2.5	(0.2)	—	2.1	(0.3)	6.6	(40.0)	—
Restructuring, impairment charges and other	3.0	(14.3)	8.3	—	(3.0)	2.6	(12.5)	7.3	—	(2.6)	2.8	(32.7)	1,660.0	—

Total	$5.2	$(15.0)	$12.7	$(0.4)	$2.5	4.6%	(13.1)%	11.1%	(0.4)%	2.2%	4.9%	(34.3)%	2,540.0%	(1.1)%

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

        Other Expense (Income), Net.    Other expense (income), net increased $2.9 million in 2011 compared to 2010, primarily because foreign currency transactions resulted in net losses in 2011, while in 2010 net gains were recognized.

        Income Taxes.    Our effective rate for continuing operations decreased to 29.3% in 2011 from 33.2% in 2010. The primary cause of the decrease was due to the tax benefit realized in connection with the disposition of our TWVC facility in China.

        Net Income From Continuing Operation.    Net income from continuing operations for 2011 was $64.4 million, or $1.72 per common share, compared to $63.1 million, or $1.69 per common share, for 2010.

        Results for 2011 include net after-tax charges of $17.0 million or $0.46 per common share; including goodwill and asset impairment charges of $0.35, restructuring and other charge of $0.18, acquisition and due diligence costs of $0.12, a charge related to our former Chief Executive Officer's separation agreement of $0.11, a pension curtailment loss of $0.02, offset by a gain on the disposal of TWVC of $0.30 and other net gains of $0.02 primarily related to earnout and legal adjustments.

        Results for 2010 include net after-tax charges of $10.3 million or $0.28 per common share; including restructuring charges of $0.26, due diligence costs of $0.11, and other charges of $0.05, offset by a tax adjustment of $0.07 and a product liability and workers compensation accrual adjustment of $0.07.

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

Liquidity and Capital Resources

2012 Cash Flows

        In 2012, we generated $131.9 million of cash from operating activities as compared to $127.4 million in 2011. We generated approximately $104.8 million of free cash flow (a non-GAAP financial measure, which we reconcile below, defined as net cash provided by continuing operating activities minus capital expenditures plus proceeds from sale of assets), compared to free cash flow of $105.6 million in 2011. Free cash flow as a percentage of net income from continuing operations was 148.4% in 2012 as compared to 164.0% in 2011.

        In 2012, we used $42.7 million of net cash for investing activities, including $17.5 million for the purchase of tekmar and $30.6 million of cash for capital equipment, partially offset by the proceeds from the sale of buildings and equipment of $3.5 million. We anticipate investing approximately $41.0 million in capital equipment in 2013 to improve our manufacturing capabilities.

        In 2012, we used $80.7 million of net cash from financing activities. Our most significant cash outlays included $65.8 million for the repurchase of two million shares of Class A common stock and $16.0 million to fund dividend payments. Repayments of long-term debt related to amounts borrowed under our credit agreement in 2012 for operating purposes and repayments related to 2011 borrowings for the purchase of Socla.

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

        As of December 31, 2012, we held $271.8 million in cash and cash equivalents. Our ability to fund operations from cash and cash equivalents could be limited by market liquidity as well as possible tax implications of moving proceeds across jurisdictions. Of this amount, approximately $131.8 million of cash and cash equivalents were held by foreign subsidiaries. Our U.S. operations currently generate sufficient cash flows to meet our domestic obligations. We also have the ability to borrow funds at reasonable interest rates, utilize the committed funds under our Credit Agreement or recall intercompany loans. However, if amounts held by foreign subsidiaries were needed to fund operations in the United States, we could be required to accrue and pay taxes to repatriate these funds. Such charges may include a federal tax of up to 35.0% on dividends received in the U.S., potential state income taxes and an additional withholding tax payable to foreign jurisdictions of up to 10.0%. However, our intent is to permanently reinvest undistributed earnings of foreign subsidiaries and we do not have any current plans to repatriate them to fund operations in the United States.

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

        As of December 31, 2012, our actual financial ratios calculated in accordance with our Credit Agreement compared to the required levels under the Credit Agreement were as follows:

	Actual Ratio	Required Level
Minimum level

Interest Charge Coverage Ratio	7.24 to 1.00	3.50 to 1.00
Maximum level

Leverage Ratio	0.96 to 1.00	3.25 to 1.00
Minimum level

Consolidated Net Worth	$946.6 million	$783.2 million

        As of December 31, 2012, our actual fixed charge coverage ratio calculated in accordance with our senior note agreements compared to the required ratio therein was as follows:

	Actual Ratio	Required Level
Minimum level

Fixed Charge Coverage Ratio	5.37 to 1.00	2.00 to 1.00

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

        As of December 31, 2012, we were in compliance with all covenants related to the Credit Agreement and had $265.4 million of unused and available credit under the Credit Agreement and $34.6 million of stand-by letters of credit outstanding on the Credit Agreement. There were no borrowings outstanding under the Credit Agreement at December 31, 2012. In January 2013, a stand-by letter of credit was reduced by $5 million.

        We generated $1.4 million of net cash from operating activities of discontinued operations in 2012 related primarily to a legal settlement regarding the disposal of a former Chinese subsidiary. We generated $8.1 million of net cash from investing activities of discontinued operations resulting primarily from proceeds received upon the disposal of Flomatic in December 2012.

        Working capital (defined as current assets less current liabilities) as of December 31, 2012 was $448.0 million compared to $528.9 million as of December 31, 2011. The decrease was primarily due to a $75 million private placement note payable due in May 2013 being classified as a current liability at December 31, 2012. The ratio of current assets to current liabilities was 2.2 to 1 as of December 31, 2012 compared to 2.9 to 1 as of December 31, 2011, reduced by the note payable reclassification. We expect to repay the private placement note with either cash on hand or borrow from our credit facility, or a combination of both.

2011 Cash Flows

        In 2011, we generated $127.4 million of cash from operating activities as compared to $113.4 million in 2010. We generated approximately $105.6 million of free cash flow (a non-GAAP financial measure, which we reconcile below, defined as net cash provided by continuing operating activities minus capital expenditures plus proceeds from sale of assets), compared to free cash flow of $91.0 million in 2010. Free cash flow as a percentage of net income from continuing operations was 164.0% in 2011 as compared to 144.2% in 2010.

        In 2011, we used $188.2 million of net cash from investing activities primarily for the purchase of Socla and for capital equipment.

        In 2011, we used $23.9 million of net cash from financing activities. Borrowings and repayments primarily related to funds borrowed under our credit agreement for the purchase of Socla and then partially repaid. Other cash outflows included $27.2 million used to repurchase one million shares of Class A common stock during 2011 and for $16.3 million of dividend payments.

2010 Cash Flows

        In 2010, we generated $113.4 million of cash from operating activities. We generated approximately $91.0 million of free cash flow. Free cash flow as a percentage of net income from continuing operations was 144.2% in 2010.

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

        A reconciliation of net cash provided by continuing operations to free cash flow and calculation of our cash conversion rate is provided below:

	Years Ended December 31,
	2012	2011	2010
	(in millions)
Net cash provided by continuing operations	$131.9	$127.4	$113.4
Less: additions to property, plant, and equipment	(30.6)	(22.6)	(24.6)
Plus: proceeds from the sale of property, plant, and equipment	3.5	0.8	2.2

Free cash flow	$104.8	$105.6	$91.0

Net income from continuing operations—as reported	$70.6	$64.4	$63.1

Cash conversion rate of free cash flow to net income from continuing operations	148.4%	164.0%	144.2%

        Our net debt to capitalization ratio, a non-GAAP financial measure used by management, decreased to 10.7% for 2012 from 13.9% for 2011. The decrease in the ratio resulted from cash being generated through operations during 2012, which serves to reduce net debt. Management believes this to be an appropriate supplemental measure because it helps investors understand our ability to meet our financing needs and as a basis to evaluate our financial structure. Our computation may not be comparable to other companies that may define net debt to capitalization differently.

        A reconciliation of long-term debt (including current portion) to net debt and our net debt to capitalization ratio is provided below:

	December 31,
	2012	2011
	(in millions)
Current portion of long-term debt	$77.1	$2.0
Plus: long-term debt, net of current portion	307.5	397.4
Less: cash and cash equivalents	(271.8)	(250.6)

Net debt	$112.8	$148.8

        A reconciliation of capitalization is provided below:

	December 31,
	2012	2011
	(in millions)
Net debt	$112.8	$148.8
Total stockholders' equity	939.5	919.8

Capitalization	$1,052.3	$1,068.6

Net debt to capitalization ratio	10.7%	13.9%

Contractual Obligations

        Our contractual obligations as of December 31, 2012 are presented in the following table:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
	(in millions)
Long-term debt obligations, including current maturities(a)	$384.6	$77.1	$4.4	$228.1	$75.0
Operating lease obligations	27.6	9.5	12.6	3.2	2.3
Capital lease obligations(a)	9.8	1.2	2.3	2.5	3.8
Pension contributions	16.5	1.3	2.8	2.9	9.5
Interest	81.4	20.2	35.0	14.6	11.6
Earnout payments(a)	5.2	1.3	3.7	0.2	—
Other(b)	39.5	36.9	1.4	0.9	0.3

Total	$564.6	$147.5	$62.2	$252.4	$102.5

(a)
as recognized in the consolidated balance sheet

(b)
includes commodity and capital commitments, CEO separation costs and other benefits at December 31, 2012

        We maintain letters of credit that guarantee our performance or payment to third parties in accordance with specified terms and conditions. Amounts outstanding were approximately $34.8 million as of December 31, 2012 and $34.9 million as of December 31, 2011, respectively. Our letters of credit are primarily associated with insurance coverage and, to a lesser extent, foreign purchases and generally expire within one year of issuance. These instruments may exist or expire without being drawn down; therefore they do not necessarily represent future cash flow obligations.

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

Application of Critical Accounting Policies and Key Estimates

        The preparation of our consolidated financial statements in accordance with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported. A critical accounting estimate is an assumption about highly uncertain matters and could have a material effect on the consolidated financial statements if another, also reasonable, amount were used, or, a change in the estimate is reasonably likely from period to period. We base our assumptions on historical experience and on other estimates that we believe are reasonable under the circumstances. Actual results could differ significantly from these estimates. There were no changes in our accounting policies or significant changes in our accounting estimates during 2012. In 2011, we changed the amortization period of pension gains and losses as discussed below under the caption "Pension benefits".

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

        We then compile this information and make our assessment of whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If we determine it is not more likely than not, then no further quantitative analysis is required. We determined we have eight reporting units in continuing operations, one of which, Water Quality, has no goodwill. In 2012, we performed a qualitative analysis for the Drains and Water Re-use (formerly Orion), Dormont and Asia reporting units. As it was determined, the fair value was substantially in excess of the carrying value.

        The second analysis for goodwill impairment involves a quantitative two-step process. In 2012, we performed a quantitative impairment analysis for Residential and Commercial, EMEA, Blücher and BRAE, including an impairment analysis during the second quarter for the EMEA reporting unit due to results below expectations. The first step of the impairment test requires a comparison of the fair value of each of our reporting units to the respective carrying value. If the carrying value of a reporting unit is less than its fair value, no indication of impairment exists and a second step is not performed. If the carrying amount of a reporting unit is higher than its fair value, there is an indication that impairment may exist and a second step must be performed. In the second step, the impairment is computed by comparing the implied fair value of the reporting unit's goodwill with the carrying amount of the goodwill. If the carrying amount of the reporting unit's goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess and charged to operations.

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

        During the third quarter of 2012 and the fourth quarter of 2011, we recognized a pre-tax non-cash goodwill impairment charge of $1.0 million and $1.2 million, respectively, related to our BRAE reporting unit within our North America segment. The charges were taken as a result of reduced expectations regarding the reporting unit.

        As of our October 28, 2012 testing date, we had approximately $503.9 million of goodwill on our balance sheet. Our impairment testing indicated that the fair values of the reporting units exceeded the carrying values, thereby resulting in no impairment. The results of this impairment analysis are summarized in the table below:

	Goodwill balance at October 28, 2012	Book value of equity of reporting unit at October 28, 2012	Estimated fair value (implied value of equity) at October 28, 2012
	(in millions)
Reporting unit
Europe	€162.9	€323.2	€463.1
Blücher	€57.5	€85.3	€133.0
Residential & Commercial	$128.9	$446.8	$850.0

        The underlying analyses supporting our fair value assessment are related to our outlook of the business' long-term performance, which included key assumptions as to the appropriate discount rate and long-term growth rate. In connection with our October 28, 2012 impairment test, we utilized discount rates ranging from 10% to 10.5%, growth rates beyond our planning periods ranging from 4% to 7% and long-term terminal growth rates from 3% to 4%. Future increases in discount rates due to changing interest rates or a declining economic environment could impact our assumptions and the value of our reporting units.

        Intangible assets such as trademarks and trade names are generally recorded in connection with a business acquisition. Values assigned to intangible assets are determined by an independent valuation firm based on our estimates and judgments regarding expectations of the success and life cycle of products and technology acquired. During 2012, 2011 and 2010, we recognized non-cash pre-tax charges of approximately $0.4 million, $1.4 million and $1.4 million, respectively, as an impairment of certain of our indefinite-lived intangible assets. In addition, during 2011, we recognized non-cash pretax charges of $13.5 million as an impairment of certain amortizable intangible assets in our EMEA segment. The Company determined that the prospects for Austroflex, part of our EMEA segment, were lower than originally estimated due to current operating profits below forecast and tempered future growth expectations. Accordingly, the Company performed a fair value assessment and, as a result, wrote down the long-lived assets by $14.8 million, or approximately 78%, including customer relationships of $12.1 million, trade names of $1.4 million, and property, plant and equipment of $1.3 million. Fair value was based on discounted cash flows using market participant assumptions and utilized an estimated weighted average cost of capital.

        Revised accounting guidance issued in 2012 allows us to perform a qualitative impairment assessment of indefinite-lived intangible assets consistent with the goodwill guidance noted previously. For our 2012 impairment assessment, we performed quantitative assessments for all indefinite-lived intangible assets. The methodology we employed was the relief from royalty method, a subset of the income approach. That impairment review occurred as of October 28, 2012.

Product liability and workers' compensation costs

        Because of retention requirements associated with our insurance policies, we are generally self-insured for potential product liability claims and for workers' compensation costs associated with workplace accidents. We are subject to a variety of potential liabilities in connection with product liability cases and we maintain product liability and other insurance coverage, which we believe to be generally in accordance with industry practices. For product liability cases in the U.S., management establishes its product liability accrual by utilizing third-party actuarial valuations which incorporates historical trend factors and our specific claims experience derived from loss reports provided by third-party administrators. In other countries, we maintain insurance coverage with relatively high deductible payments, as product liability claims tend to be smaller than those experienced in the U.S. Changes in the nature of claims or the actual settlement amounts could affect the adequacy of this estimate and require changes to the provisions. Because the liability is an estimate, the ultimate liability may be more or less than reported.

        Workers' compensation liabilities in the U.S. are recognized for claims incurred (including claims incurred but not reported) and for changes in the status of individual case reserves. At the time a workers' compensation claim is filed, a liability is estimated to settle the claim. The liability for workers' compensation claims is determined based on management's estimates of the nature and severity of the claims and based on analysis provided by third-party administrators and by various state statutes and reserve requirements. We have developed our own trend factors based on our specific claims experience, discounted based on risk-free interest rates. We employ third-party actuarial valuations to help us estimate our workers' compensation accrual. In other countries where workers' compensation costs are applicable, we maintain insurance coverage with limited deductible payments. Because the liability is an estimate, the ultimate liability may be more or less than reported and is subject to changes in discount rates.

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

New Accounting Standards

        In July 2012, the FASB issued an amendment to the requirements for indefinite-lived intangible asset impairment testing. We have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of an indefinite-lived intangible asset is greater than its carrying amount, then performing the impairment test is unnecessary. We adopted this new standard effective with our annual impairment testing date of October 28, for the year ending December 31, 2012. The adoption of this accounting pronouncement did not have a material impact on our financial statements.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        We use derivative financial instruments primarily to reduce exposure to adverse fluctuations in foreign exchange rates, interest rates and costs of certain raw materials used in the manufacturing process. We do not enter into derivative financial instruments for trading purposes. As a matter of policy, all derivative positions are used to reduce risk by hedging underlying economic exposure. The derivatives we use are instruments with liquid markets. See Note 15 of Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012.

        Our consolidated earnings, which are reported in United States dollars, are subject to translation risks due to changes in foreign currency exchange rates. This risk is concentrated in the exchange rate between the U.S. dollar and the Euro; the U.S. dollar and the Canadian dollar; and the U.S. dollar and the Chinese yuan.

        Our foreign subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials and are denominated in European currencies or the U.S. or Canadian dollar. We use foreign currency forward exchange contracts to manage the risk related to intercompany purchases that occur during the course of a year and certain open foreign currency denominated commitments to sell products to third parties. For 2012, we recorded a $0.1 million loss in other income associated with the change in the fair value of such contracts.

        We have historically had a low exposure on the cost of our debt to changes in interest rates. Information about our long-term debt including principal amounts and related interest rates appears in Note 10 of Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

        There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In connection with these rules, we will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Management's Annual Report on Internal Control Over Financial Reporting

        Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that:

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

        Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

        Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2012.

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

        We have audited Watts Water Technologies, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Watts Water Technologies, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Watts Water Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Watts Water Technologies, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 27, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Boston, Massachusetts
February 27, 2013

Item 9B.    OTHER INFORMATION.

        None.

 PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        Information with respect to the executive officers of the Company is set forth in Part I, Item 1. of this Report under the caption "Executive Officers and Directors" and is incorporated herein by reference. The information provided under the captions "Information as to Nominees for Director," "Corporate Governance," and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders to be held on May 15, 2013 is incorporated herein by reference.

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

Item 11.    EXECUTIVE COMPENSATION.

        The information provided under the captions "Director Compensation," "Corporate Governance," "Compensation Discussion and Analysis," "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," and "Compensation Committee Report" in our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders to be held on May 15, 2013 is incorporated herein by reference.

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

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The information appearing under the caption "Principal Stockholders" in our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders to be held on May 15, 2013 is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table provides information as of December 31, 2012, about the shares of Class A Common Stock that may be issued upon the exercise of stock options issued under the Company's 2004 Stock Incentive Plan, 1991 Directors' Non-Qualified Stock Option Plan, and the settlement of restricted stock units granted under our Management Stock Purchase Plan as well as the number of shares remaining for future issuance under our 2004 Stock Incentive Plan and Management Stock Purchase Plan.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,256,456	(1)	$31.73	1,475,902	(2)
Equity compensation plans not approved by security holders	None		None	None
Total	1,256,456	(1)	$31.73	1,475,902	(2)

(1)
Represents 1,060,550 outstanding options under the 1991 Directors' Non-Qualified Stock Option Plan and 2004 Stock Incentive Plan, and 195,906 outstanding restricted stock units under the Management Stock Purchase Plan.

(2)
Includes 573,965 shares available for future issuance under the 2004 Stock Incentive Plan, and 901,937 shares available for future issuance under the Management Stock Purchase Plan.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

        The information provided under the captions "Corporate Governance" and "Certain Relationships and Related Transactions" in our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders to be held on May 15, 2013 is incorporated herein by reference.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The information provided under the caption "Ratification of Independent Registered Public Accounting Firm" in our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders to be held on May 15, 2013 is incorporated herein by reference.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial Statements

        The following financial statements are included in a separate section of this Report commencing on the page numbers specified below:

(a)(2) Schedules

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2012, 2011 and 2010	98

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

DATED: February 27, 2013

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID J. COGHLAN David J. Coghlan	Chief Executive Officer, President and Director	February 27, 2013
/s/ DEAN P. FREEMAN Dean P. Freeman	Chief Financial Officer (Principal Financial Officer)	February 27, 2013
/s/ TIMOTHY M. MACPHEE Timothy M. MacPhee	Treasurer and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2013
/s/ ROBERT L. AYERS Robert L. Ayers	Director	February 27, 2013
/s/ BERNARD BAERT Bernard Baert	Director	February 27, 2013
/s/ KENNETT F. BURNES Kennett F. Burnes	Director	February 27, 2013
/s/ RICHARD J. CATHCART Richard J. Cathcart	Director	February 27, 2013

Signature	Title	Date

/s/ W. CRAIG KISSEL W. Craig Kissel	Director	February 27, 2013
/s/ JOHN K. MCGILLICUDDY John K. McGillicuddy	Chairman of the Board	February 27, 2013
/s/ MERILEE RAINES Merilee Raines	Director	February 27, 2013

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Watts Water Technologies, Inc.:

        We have audited the accompanying consolidated balance sheets of Watts Water Technologies, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited the financial statement Schedule II—Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Watts Water Technologies, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Watts Water Technologies, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2013 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Boston, Massachusetts
February 27, 2013

Watts Water Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(Amounts in millions, except per share information)

	Years Ended December 31,
	2012	2011	2010
Net sales	$1,445.6	$1,428.1	$1,274.6
Cost of goods sold	928.1	915.3	809.7

GROSS PROFIT	517.5	512.8	464.9
Selling, general and administrative expenses	384.8	377.6	336.7
Restructuring and other charges, net	4.3	8.8	12.6
Goodwill and other long-lived asset impairment charges	3.4	17.4	1.4
(Gain on) adjustment to disposal of business	1.6	(7.7)	—

OPERATING INCOME	123.4	116.7	114.2

Other (income) expense:
Interest income	(0.7)	(1.0)	(1.0)
Interest expense	24.6	25.8	22.8
Other expense (income), net	(0.8)	0.8	(2.1)

Total other expense	23.1	25.6	19.7

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	100.3	91.1	94.5
Provision for income taxes	29.7	26.7	31.4

NET INCOME FROM CONTINUING OPERATIONS	70.6	64.4	63.1
Income (loss) from discontinued operations, net of taxes	(2.2)	2.0	(4.3)

NET INCOME	$68.4	$66.4	$58.8

Basic EPS
Income (loss) per share:
Continuing operations	$1.96	$1.73	$1.69
Discontinued operations	(0.06)	0.05	(0.12)

NET INCOME	$1.90	$1.78	$1.58

Weighted average number of shares	36.0	37.3	37.3

Diluted EPS
Income (loss) per share:
Continuing operations	$1.96	$1.72	$1.69
Discontinued operations	(0.06)	0.05	(0.12)

NET INCOME	$1.90	$1.78	$1.57

Weighted average number of shares	36.1	37.5	37.4

Dividends per share	$0.44	$0.44	$0.44

The accompanying notes are an integral part of these consolidated financial statements.

Watts Water Technologies, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Amounts in millions)

	Years Ended December 31,
	2012	2011	2010
Net income	$68.4	$66.4	$58.8
Other comprehensive income (loss):
Foreign currency translation adjustments	14.3	(16.4)	(26.7)
Foreign currency adjustment for sale of foreign entity	—	(8.6)	—
Defined benefit pension plans, net of tax:
Net loss, net of tax benefits of $4.1, $2.7, and $3.3 in 2012, 2011 and 2010, respectively	(6.5)	(4.2)	(5.3)
Amortization of prior service cost included in net periodic pension cost, net of tax expense of $0.1 in 2011 and 2010	—	0.2	0.2
Amortization of net losses included in net periodic pension cost, net of tax expense of $0.2, $1.0, and $0.9 in 2012, 2011 and 2010, respectively	0.4	1.7	1.4
Reduction in obligation related to pension curtailment, net of tax expense of $5.4	—	8.6	—

Defined benefit pension plans, net of tax	(6.1)	6.3	(3.7)

Other comprehensive income (loss)	8.2	(18.7)	(30.4)

Comprehensive income	$76.6	$47.7	$28.4

The accompanying notes are an integral part of these consolidated financial statements.

Watts Water Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in millions, except share information)

	December 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$271.8	$250.6
Short-term investment securities	2.1	4.1
Trade accounts receivable, less allowance for doubtful accounts of $9.7 in 2012 and $9.1 in 2011	207.1	205.9
Inventories, net	290.7	280.6
Prepaid expenses and other assets	22.7	26.4
Deferred income taxes	21.6	28.3
Assets held for sale	—	4.6
Assets of discontinued operations	—	14.0

Total Current Assets	816.0	814.5
PROPERTY, PLANT AND EQUIPMENT, NET	223.6	223.1
OTHER ASSETS:
Goodwill	508.2	488.6
Intangible assets, net	146.6	151.0
Deferred income taxes	4.8	6.7
Other, net	9.8	10.1

TOTAL ASSETS	$1,709.0	$1,694.0

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$131.6	$126.1
Accrued expenses and other liabilities	116.8	109.0
Accrued compensation and benefits	42.5	45.9
Current portion of long-term debt	77.1	2.0
Liabilities of discontinued operations	—	2.6

Total Current Liabilities	368.0	285.6
LONG-TERM DEBT, NET OF CURRENT PORTION	307.5	397.4
DEFERRED INCOME TAXES	45.2	52.7
OTHER NONCURRENT LIABILITIES	48.8	38.5
STOCKHOLDERS' EQUITY:
Preferred Stock, $0.10 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Class A Common Stock, $0.10 par value; 80,000,000 shares authorized; 1 vote per share; issued and outstanding, 28,673,639 shares in 2012 and 29,471,414 shares in 2011	2.9	2.9
Class B Common Stock, $0.10 par value; 25,000,000 shares authorized; 10 votes per share; issued and outstanding, 6,588,680 shares in 2012 and 6,953,680 shares in 2011	0.6	0.7
Additional paid-in capital	448.7	420.1
Retained earnings	498.1	515.1
Accumulated other comprehensive loss	(10.8)	(19.0)

Total Stockholders' Equity	939.5	919.8

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,709.0	$1,694.0

The accompanying notes are an integral part of these consolidated financial statements.

Watts Water Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(Amounts in millions, except share information)

	Class A Common Stock		Class B Common Stock
							Accumulated Other Comprehensive Income (Loss)
					Additional Paid-In Capital	Retained Earnings		Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2009	29,506,523	$3.0	7,193,880	$0.7	$393.7	$452.1	$30.1	$879.6
Comprehensive income (loss)						58.8	(30.4)	28.4
Shares of Class B Common Stock converted to Class A Common Stock	240,200		(240,200)
Shares of Class A Common Stock issued upon the exercise of stock options	185,470				3.4			3.4
Stock-based compensation					4.7			4.7
Issuance of shares of restricted Class A Common Stock	93,601					(0.5)		(0.5)
Net change in restricted stock units	76,883				3.4	(1.1)		2.3
Common Stock dividends						(16.4)		(16.4)

Balance at December 31, 2010	30,102,677	$3.0	6,953,680	$0.7	$405.2	$492.9	$(0.3)	$901.5
Comprehensive income (loss)						66.4	(18.7)	47.7
Shares of Class A Common Stock issued upon the exercise of stock options	247,870				5.4			5.4
Stock-based compensation					8.3			8.3
Issuance of net shares of restricted Class A Common Stock
Stock repurchase	(1,000,000)	(0.1)				(27.1)		(27.2)
Issuance of net shares of restricted Class A Common Stock	79,438					(0.5)		(0.5)
Net change in restricted stock units	41,429				1.2	(0.3)		0.9
Common Stock dividends						(16.3)		(16.3)

Balance at December 31, 2011	29,471,414	$2.9	6,953,680	$0.7	$420.1	$515.1	$(19.0)	$919.8
Comprehensive income						68.4	8.2	76.6
Shares of Class B Common Stock converted to Class A Common Stock	365,000	0.1	(365,000)	(0.1)
Shares of Class A Common Stock issued upon the exercise of stock options	589,798	0.1			17.7			17.8
Stock-based compensation					6.6			6.6
Stock repurchase	(2,000,000)	(0.2)				(65.6)		(65.8)
Issuance of net shares of restricted Class A Common Stock	141,767					(0.8)		(0.8)
Net change in restricted stock units	105,660				4.3	(3.0)		1.3
Common Stock dividends						(16.0)		(16.0)

Balance at December 31, 2012	28,673,639	$2.9	6,588,680	$0.6	$448.7	$498.1	$(10.8)	$939.5

The accompanying notes are an integral part of these consolidated financial statements.

Watts Water Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in millions)

	Years Ended December 31,
	2012	2011	2010
OPERATING ACTIVITIES
Net income	$68.4	$66.4	$58.8
Income (loss) from discontinued operations, net of taxes	(2.2)	2.0	(4.3)

Net income from continuing operations.	70.6	64.4	63.1
Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
Depreciation	33.8	33.0	30.5
Amortization of intangibles	15.6	17.9	14.3
Loss on disposal and impairment of goodwill, property, plant and equipment and other	4.1	5.2	2.6
Stock-based compensation	6.6	8.3	4.7
Deferred income tax benefit	—	(0.5)	(6.9)
Changes in operating assets and liabilities, net of effects from business acquisitions and divestures:
Accounts receivable	1.8	3.4	(8.2)
Inventories	(6.2)	3.4	0.8
Prepaid expenses and other assets	0.9	(7.9)	9.0
Accounts payable, accrued expenses and other liabilities	4.7	0.2	3.5

Net cash provided by continuing operations	131.9	127.4	113.4

INVESTING ACTIVITIES
Additions to property, plant and equipment	(30.6)	(22.6)	(24.6)
Proceeds from the sale of property, plant and equipment	3.5	0.8	2.2
Investments in securities	(2.1)	(8.1)	(4.0)
Proceeds from sale of securities	4.1	8.1	6.5
Purchase of intangible assets and other	(0.1)	(0.9)	(1.0)
Business acquisitions, net of cash acquired	(17.5)	(165.5)	(36.3)

Net cash used in investing activities	(42.7)	(188.2)	(57.2)

FINANCING ACTIVITIES
Proceeds from long-term debt	9.2	184.0	75.0
Payments of long-term debt	(23.9)	(168.0)	(50.9)
Payment of capital leases and other	(2.9)	(2.6)	(1.2)
Proceeds from share transactions under employee stock plans	17.8	5.4	3.4
Tax benefit of stock awards exercised	0.9	0.8	0.2
Debt issuance cost	—	—	(3.2)
Payments to repurchase common stock	(65.8)	(27.2)	—
Dividends	(16.0)	(16.3)	(16.4)

Net cash provided by (used in) financing activities	(80.7)	(23.9)	6.9

Effect of exchange rate changes on cash and cash equivalents	3.2	7.3	(2.7)
Net cash provided by (used in) operating activities of discontinued operations	1.4	(1.1)	5.5
Net cash provided by (used in) investing activities of discontinued operations	8.1	(0.1)	5.1

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	21.2	(78.6)	71.0

Cash and cash equivalents at beginning of year	250.6	329.2	258.2

CASH AND CASH EQUIVALENTS AT END OF YEAR	$271.8	$250.6	$329.2

NON CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of businesses:
Fair value of assets acquired	$25.2	$225.5	$47.6
Cash paid, net of cash acquired	17.5	165.5	36.3

Liabilities assumed	$7.7	$60.0	$11.3

Acquisitions of fixed assets under financing agreement	$1.1	$4.3	$—

Issuance of stock under management stock purchase plan	$0.5	$0.4	$2.1

CASH PAID FOR:
Interest	$23.9	$24.7	$21.4

Taxes	$27.1	$35.5	$20.3

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

Investment Securities

        Investment securities at December 31, 2012 and 2011 consisted of certificates of deposit with original maturities of greater than three months.

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

Concentration of Credit

        The Company sells products to a diversified customer base and, therefore, has no significant concentrations of credit risk. In 2012 and 2011, no customer accounted for 10% or more of the Company's total sales.

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

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(2) Accounting Policies (Continued)

Assets Held for Sale

        The Company accounts for assets held for sale when management has committed to a plan to sell the asset or group of assets, is actively marketing the asset or group of assets, the asset or group of assets can be sold in its current condition in a reasonable period of time and the plan is not expected to change. As of December 31, 2012, the Company had completed the disposition of the assets held for sale. In connection with the disposal, one of the assets held for sale was classified as discontinued operations (see Note 3). In 2012 and 2010, the Company recorded estimated losses of $1.6 million and $1.0 million, respectively, to reduce these assets to their estimated fair value, less any costs to sell. These amounts are recorded as a component of goodwill and other long-lived asset impairment charges in the consolidated statements of operations.

Goodwill and Other Intangible Assets

        Goodwill is recorded when the consideration paid for acquisitions exceeds the fair value of net tangible and intangible assets acquired. Goodwill and other intangible assets with indefinite useful lives are not amortized, but rather are tested at least annually for impairment. The test was performed as of October 28, 2012.

Impairment of Goodwill and Long-Lived Assets

        The changes in the carrying amount of goodwill by geographic segment are as follows:

	Year Ended December 31, 2012
	Gross Balance				Accumulated Impairment Losses			Net Goodwill
	Balance January 1, 2012	Acquired During the Period	Foreign Currency Translation and Other	Balance December 31, 2012	Balance January 1, 2012	Impairment Loss During the Period	Balance December 31, 2012	December 31, 2012
	(in millions)
North America	$213.8	$11.7	$0.1	$225.6	$(23.2)	$(1.0)	$(24.2)	$201.4
Europe, Middle East and Africa (EMEA)	285.3	—	8.6	293.9	—	—	—	293.9
Asia	12.7	—	0.2	12.9	—	—	—	12.9

Total	$511.8	$11.7	$8.9	$532.4	$(23.2)	$(1.0)	$(24.2)	$508.2

	Year Ended December 31, 2011
	Gross Balance				Accumulated Impairment Losses			Net Goodwill
	Balance January 1, 2011	Acquired During the Period	Foreign Currency Translation and Other	Balance December 31, 2011	Balance January 1, 2011	Impairment Loss During the Period	Balance December 31, 2011	December 31, 2011
	(in millions)
North America	$213.8	$—	$—	$213.8	$(22.0)	$(1.2)	$(23.2)	$190.6
EMEA	228.1	72.8	(15.6)	285.3	—	—	—	285.3
Asia	8.1	4.2	0.4	12.7	—	—	—	12.7

Total	$450.0	$77.0	$(15.2)	$511.8	$(22.0)	$(1.2)	$(23.2)	$488.6

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

        On January 31, 2012, the Company completed the acquisition of tekmar Control Systems (tekmar) in a share purchase transaction. The initial purchase price paid was CAD $18.0 million, with post-closing adjustments related to working capital and an earnout based on the attainment of certain future earnings levels. The initial purchase price paid was equal to approximately $17.8 million based on the exchange rate of Canadian dollar to U.S. dollar as of January 31, 2012. The total purchase price will not exceed CAD $26.2 million. The Company is accounting for the transaction as a business combination. The Company completed a purchase price allocation that resulted in the recognition of $11.7 million in goodwill and $10.1 million in intangible assets.

        Operating results for the EMEA reporting unit had been hindered by the downturn in the economic environment in Europe and continued to fall below expectations during the six months ended July 1, 2012, triggering the decision to update the impairment analysis during the second quarter. As a result of the updated fair value assessment, it was determined that the fair value of the EMEA reporting unit continued to exceed its carrying value, a result of a decrease in discount rate and a reduction of net debt offset by lower short-term projections.

        The Company determined that the future prospects for its Blue Ridge Atlantic Enterprises, Inc. (BRAE) reporting unit in North America were lower than originally estimated as future sales growth expectations had been reduced since the 2010 acquisition of BRAE. The Company recorded pre-tax goodwill impairment charges of $1.0 million and $1.2 million in 2012 and 2011, respectively, for that reporting unit. The impairment charges were offset by the reduction in anticipated earnout payments of equal amounts. The Company estimated the fair value of the reporting unit using the expected present value of future cash flows.

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

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(2) Accounting Policies (Continued)

        Intangible assets include the following:

	December 31,
	2012			2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Patents	$16.5	$(11.7)	$4.8	$16.5	$(10.8)	$5.7
Customer relationships	134.3	(68.7)	65.6	133.0	(57.5)	75.5
Technology	28.5	(9.3)	19.2	19.8	(7.1)	12.7
Trade names	13.9	(1.9)	12.0	12.4	(0.8)	11.6
Other	8.7	(5.5)	3.2	8.5	(5.4)	3.1

Total amortizable intangibles	201.9	(97.1)	104.8	190.2	(81.6)	108.6
Indefinite-lived intangible assets	41.8	—	41.8	42.4	—	42.4

Total	$243.7	$(97.1)	$146.6	$232.6	$(81.6)	$151.0

        Aggregate amortization expense for amortized intangible assets for 2012, 2011 and 2010 was $15.6 million, $17.9 million and $14.3 million, respectively. Additionally, future amortization expense on amortizable intangible assets is expected to be $14.9 million for 2013, $14.8 million for 2014, $14.6 million for 2015, $14.0 million for 2016, and $13.7 million for 2017. Amortization expense is provided on a straight-line basis over the estimated useful lives of the intangible assets. The weighted-average remaining life of total amortizable intangible assets is 9.2 years. Patents, customer relationships, technology, trade names and other amortizable intangibles have weighted-average remaining lives of 6.4 years, 6.5 years, 11.8 years, 11.6 years and 41.6 years, respectively. Indefinite-lived intangible assets primarily include trade names and trademarks.

        In 2011, the Company determined that the prospects for Austroflex Rohr-Isoliersysteme GmbH (Austroflex), part of our EMEA segment, were lower than originally estimated due to current operating profits being below plan and tempered future growth expectations. Accordingly, the Company performed an evaluation of the asset group utilizing the undiscounted cash flows and determined the carrying value of the assets was no longer recoverable. The Company performed a fair value assessment and, as a result, wrote down the long-lived assets, including customer relationships, trade names, and property, plant and equipment, by $14.8 million. Fair value was based on discounted cash flows using market participant assumptions and utilized an estimated weighted average cost of capital.

        Adjustments to indefinite-lived intangible assets during the year ended December 31, 2012 relate primarily to an impairment charge of $0.4 million for a trade name in the North America segment and the concurrent reclassification to amortizable intangibles.

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

        The Company recognizes tax benefits when the item in question meets the more-likely-than-not (greater than 50% likelihood of being sustained upon examination by the taxing authorities) threshold. During 2012, unrecognized tax benefits of the Company increased by a net amount of $2.8 million. As a result of the ongoing federal audit, unrecognized tax benefits increased by approximately $4.0 million because of an adjustment to temporary differences that did not impact overall income tax expense. The Company decreased unrecognized tax benefits by approximately $1.2 million, of which $0.6 million related to reduced exposures in the U.S. and $0.6 million associated with settlements in Europe. The Company estimates that it is reasonably possible that approximately $3.6 million of the currently remaining unrecognized tax benefit may be recognized by the end of 2013 as a result of the conclusion of the federal income tax audit. The amount of expense accrued for penalties and interest is $0.7 million worldwide.

        As of December 31, 2012, the Company had gross unrecognized tax benefits of approximately $4.6 million, approximately $0.6 million of which, if recognized, would affect the effective tax rate. The difference between the amount of unrecognized tax benefits and the amount that would affect the effective tax rate consists of both the federal tax benefit of state income tax items and the temporary differences resulting from the federal audit.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits and accrued interest related to the unrecognized tax benefits is as follows:

(in millions)
Balance at January 1, 2012	$1.8
Increases related to prior year tax positions	4.0
Decreases related to prior year tax positions	(0.6)
Settlements	(0.6)

Balance at December 31, 2012	$4.6

        In February 2012, the United States Internal Revenue Service commenced an audit of the Company's 2009, 2010 and 2011 tax years. The Company does not anticipate any material adjustments other than those mentioned above as a result of this audit. The Company conducts business in a variety of locations throughout the world resulting in tax filings in numerous domestic and foreign jurisdictions. The Company is subject to tax examinations regularly as part of the normal course of business. The Company's major jurisdictions are the U.S., Canada, China, Netherlands, U.K., Germany, Italy and

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(2) Accounting Policies (Continued)

France. With few exceptions the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2006. The statute of limitations in our major jurisdictions is open in the U.S. for the year 2009 and later; in Canada for 2008 and later; and in the Netherlands for 2007 and later.

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

Stock-Based Compensation, Former Chief Executive Officer Separation Costs and Former Chief Financial Officer Retention Costs

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

        At December 31, 2012, the Company had three stock-based compensation plans with total unrecognized compensation costs related to unvested stock-based compensation arrangements of approximately $15.6 million and a total weighted average remaining term of 2.6 years. For 2012, 2011 and 2010, the Company recognized compensation costs related to stock-based programs of approximately $5.8 million, $5.3 million and $4.7 million, respectively, in selling, general and administrative expenses. The Company recorded approximately $0.7 million of tax benefits during 2012, 2011 and 2010 for the compensation expense relating to its stock options. For 2012, 2011 and 2010, the Company recorded approximately $1.4 million, $1.5 million and $1.2 million, respectively, of tax benefit for its other stock-based plans. For 2012, 2011 and 2010, the recognition of total stock-based compensation expense impacted both basic and diluted net income per common share by $0.10, $0.09 and $0.08, respectively.

        On May 23, 2012, William C. McCartney provided notice of his intention to retire as Chief Financial Officer of the Company. On June 14, 2012, the Company entered into a retention agreement with Mr. McCartney. Pursuant to the retention agreement, Mr. McCartney continued employment with the Company until December 14, 2012, and assisted in transitioning his responsibilities and duties to the new Chief Financial Officer. The Company recorded a pre-tax charge of approximately $1.5 million over the retention period, consisting of expected cash payments of $0.7 million and a non-cash charge of $0.8 million for the modification of stock options and restricted stock awards

        On January 26, 2011, Patrick S. O'Keefe resigned from his positions as Chief Executive Officer, President and Director. Pursuant to a separation agreement, the Company recorded a charge of

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(2) Accounting Policies (Continued)

$6.3 million consisting of $3.3 million in expected cash severance and a non-cash charge of $3.0 million for the modification of stock options and restricted stock awards.

Net Income Per Common Share

        Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding. The calculation of diluted income per share assumes the conversion of all dilutive securities (see Note 12).

        Net income and number of shares used to compute net income per share, basic and assuming full dilution, are reconciled below:

	Years Ended December 31,
	2012			2011			2010
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(Amounts in millions, except per share information)
Basic EPS	$68.4	36.0	$1.90	$66.4	37.3	$1.78	$58.8	37.3	$1.58
Dilutive securities, principally common stock options	—	0.1	—	—	0.2	—	—	0.1	(0.1)

Diluted EPS	$68.4	36.1	$1.90	$66.4	37.5	$1.78	$58.8	37.4	$1.57

        The computation of diluted net income per share for the years ended December 31, 2012, 2011 and 2010 excludes the effect of the potential exercise of options to purchase approximately 0.2 million, 0.7 million and 0.5 million shares, respectively, because the exercise price of the option was greater than the average market price of the Class A Common Stock and the effect would have been anti-dilutive.

        On May 16, 2012, the Board of Directors authorized a stock repurchase program of up to two million shares of the Company's Class A Common Stock. The stock repurchase program was completed in July 2012, as the Company repurchased the entire two million shares of Class A common stock at a cost of approximately $65.8 million.

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

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(2) Accounting Policies (Continued)

        Derivative instruments may be designated and accounted for as either a hedge of a recognized asset or liability (fair value hedge) or a hedge of a forecasted transaction (cash flow hedge). For a fair value hedge, both the effective and ineffective portions of the change in fair value of the derivative instrument, along with an adjustment to the carrying amount of the hedged item for fair value changes attributable to the hedged risk, are recognized in earnings. For a cash flow hedge, changes in the fair value of the derivative instrument that are highly effective are deferred in accumulated other comprehensive income or loss until the underlying hedged item is recognized in earnings. There were no cash flow hedges as of December 31, 2012 or December 31, 2011.

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

Shipping and Handling

        Shipping and handling costs included in selling, general and administrative expense amounted to $38.0 million, $38.1 million and $33.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Research and Development

        Research and development costs included in selling, general, and administrative expense amounted to $20.7 million, $20.9 million and $18.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Basis of Presentation

        Certain amounts in the 2011 and 2010 consolidated financial statements have been reclassified to permit comparison with the 2012 presentation. These reclassifications had no effect on reported results of operations or stockholders' equity.

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

New Accounting Standards

        In July 2012, the FASB issued an amendment to the requirements for indefinite-lived intangible asset impairment testing. The Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is more likely than not that the fair value of an indefinite-lived intangible asset is greater than its carrying amount, then performing

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(2) Accounting Policies (Continued)

the impairment test is unnecessary. The Company adopted this new standard effective with its annual impairment testing date of October 28, for the year ending December 31, 2012.

(3) Discontinued Operations

        On December 21, 2012, the Company completed the sale of all of the outstanding shares of its subsidiary, Flomatic Corporation (Flomatic). The sale excluded the backflow product line of Flomatic, which was retained by the Company. Flomatic Corporation, located in Glens Falls, New York, specializes in manufacturing and selling check valves, foot valves and automatic hydraulic control valves for the well water industry. The Company acquired Flomatic as part of its acquisition of Danfoss Socla S.A.S. (Socla) in April 2011. The Company evaluated the operations of Flomatic and determined that it would not have a substantial continuing involvement in Flomatic's operations and cash flows. As a result, Flomatic's cash flows and operations were eliminated from the continuing operations of the Company and classified as discontinued operations for all periods presented.

        In the first quarter of 2010, the Company recorded an estimated reserve of $5.3 million in discontinued operations in connection with its investigation of potential violations of the Foreign Corrupt Practices Act (FCPA) at Watts Valve (Changsha) Co., Ltd. (CWV), a former indirect wholly-owned subsidiary of the Company in China. On October 13, 2011, the Company entered into a settlement for $3.8 million with the Securities and Exchange Commission to resolve allegations concerning potential violations of the FCPA at CWV. (see Note 14). The Company received a $1.1 million payment from a service provider related to issues concerning a former divested operation.

        Condensed operating statements for discontinued operations are summarized below:

	Years Ended December 31,
	2012	2011	2010
	(in millions)
Operating income (loss)—FCPA matter (CWV)	$1.1	$1.7	$(5.7)
Operating income—Flomatic	1.3	0.4	—
Loss on disposal—Flomatic	(3.8)	—	—
Other	0.3	0.2	(0.3)

Income (loss) before income taxes	(1.1)	2.3	(6.0)
Income tax benefit (expense)	(1.1)	(0.3)	1.7

Income (loss) from discontinued operations, net of taxes	$(2.2)	$2.0	$(4.3)

        The Company did not recognize a tax benefit on the loss on the disposal of the Flomatic shares, as the Company does not believe it is more likely than not that a tax benefit would be realized.

        Revenues reported in discontinued operations are as follows:

	Years Ended December 31,
	2012	2011	2010
	(in millions)
Flomatic revenues—discontinued operations	$12.9	$8.5	$—

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(3) Discontinued Operations (Continued)

        The carrying amounts of major classes of assets and liabilities at December 31, 2012 and December 31, 2011 associated with discontinued operations are as follows:

	December 31, 2012	December 31, 2011
	(in millions)
Inventory and accounts receivable	$—	$4.8
Prepaid expenses and other assets	—	5.6
Property, plant and equipment	—	3.6

Assets of discontinued operations	$—	$14.0

Accrued expenses and other liabilities	—	0.6
Deferred income taxes	—	2.0

Liabilities of discontinued operations	$—	$2.6

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

        In April 2011, the Board approved an integration program in association with the acquisition of Socla. The program was designed to integrate certain operations and management structures of Socla with a total estimated pre-tax cost of $6.4 million, with costs being incurred through 2012. The Company has revised its forecast to $4.2 million primarily to reflect reduced severance costs. The total net after-tax charge is $2.8 million, with costs being fully incurred in 2012.

        The Company also periodically initiates other actions which are not part of a major program. In 2012, the Company commenced restructuring activities in North America to relocate certain production activities, which included the closure of a manufacturing site. Total expected costs are $2.2 million, including severance and shutdown costs. The net after tax charge of $1.3 million will be incurred through mid-2013. In December 2012, the Company initiated restructuring activities in Europe to relocate certain manufacturing activities. Total expected costs are $1.7 million, including severance and relocation costs.

        During 2011, the Company initiated several actions that were not part of a major program. In September 2011, the Company announced a plan of termination that would result in a reduction of approximately 10% of North American non-direct payroll costs. The Company recorded a charge of $1.1 million for severance in connection with the plan during the year ended December 31, 2011. Also in 2011, the Company initiated restructuring activities with respect to the Company's operating facilities in Europe, which included the closure of a facility. The Europe restructuring activities included pre-tax costs of approximately $4.0 million, including costs for severance and shut-down costs. All costs were incurred as of December 31, 2012.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(4) Restructuring and Other Charges, Net (Continued)

        During 2012 and 2011, the Company recorded a credit in restructuring and other charges, net related to the reduction in the contingent liability for the anticipated earnout payment in connection with the BRAE acquisition of $1.0 million and $1.2 million, respectively.

        A summary of the pre-tax cost by restructuring program is as follows:

	Years Ended December 31,
	2012	2011	2010
	(in millions)
Restructuring costs:
2007 Actions	$—	$—	$1.0
2009 Actions	—	—	1.8
2010 Actions	0.6	3.3	11.1
2011 Actions	1.1	3.1	—
Other Actions	3.6	3.6	0.2

Total restructuring costs incurred	5.3	10.0	14.1
Income related to contingent liability reduction	(1.0)	(1.2)	—
Less: amounts included in cost of goods sold	—	—	(1.5)

Total restructuring and other charges	$4.3	$8.8	$12.6

        The Company recorded net pre-tax restructuring in its business segments as follows:

	Years Ended December 31,
	2012	2011	2010
	(in millions)
North America	$1.3	$1.2	$4.1
Europe	4.0	8.6	9.2
Asia	—	0.2	0.8

Total	$5.3	$10.0	$14.1

        Also, during 2011, the Company recorded a tax charge of $1.1 million related to restructuring in France offset by a net tax benefit of $3.7 million realized in connection with the disposition of TWVC.

2011 Actions

        The following table summarizes the total expected, incurred and remaining pre-tax costs for the 2011 Socla integration program:

Reportable Segment	Total Expected Costs	Incurred through December 31 2011	Additional Costs Incurred through December 31 2012	Remaining Costs at December 31, 2012
	(in millions)
Europe	$4.0	$2.9	$1.1	$—
Asia	0.2	0.2	—	—

Total	$4.2	$3.1	$1.1	$—

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(4) Restructuring and Other Charges, Net (Continued)

        Details of the Company's 2011 Socla integration reserves for the years ended December 31, 2012 and 2011 are as follows:

Severance
Balance at December 31, 2010	$—
Net pre-tax restructuring charges	3.1
Utilization and foreign currency impact	(2.7)

Balance at December 31, 2011	$0.4
Net pre-tax restructuring charges	1.1
Utilization and foreign currency impact	(1.0)

Balance at December 31, 2012	$0.5

        The Company expects to exhaust the remaining reserve by mid-2013.

        The following table summarizes expected, incurred and remaining severance costs for the 2011 Socla integration actions by type:

Severance
Expected costs	$4.2
Costs Incurred—2011	(3.1)
Costs Incurred—2012	(1.1)

Remaining costs at December 31, 2012	$—

2010 Actions

        On February 8, 2010, the Board approved a restructuring program with respect to the Company's operating facilities in France. The restructuring program included the consolidation of five facilities into two facilities. The program was originally expected to include pre-tax charges totaling approximately $12.5 million, including costs for severance, relocation, clean-up and certain asset write-downs. The Company revised its forecast to $17.1 million primarily to reflect additional severance and legal costs. The Company recorded certain severance costs related to this program in 2009 as the amounts related to contractual or statutory obligations. The 2010 restructuring program is substantially complete.

        On September 13, 2010, the Board approved a restructuring program with respect to certain of the Company's operating facilities in the United States. The restructuring program included the shutdown of two manufacturing facilities in North Carolina. Operations at these facilities have been consolidated into the Company's manufacturing facilities in New Hampshire, Missouri and other locations. The program originally included pre-tax charges totaling approximately $4.9 million, including costs for severance, shutdown costs and equipment write-downs and pre-tax training and pre-production set-up costs of approximately $2.0 million. The Company revised its forecast to $2.5 million due to reduced shutdown costs. The total net after-tax charge for this restructuring program was approximately $1.5 million. The restructuring program was completed in 2012.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(4) Restructuring and Other Charges, Net (Continued)

        The following table summarizes the total expected, incurred and remaining pre-tax costs for the 2010 Europe and North America footprint consolidation-restructuring programs by the Company's reportable segments:

	Total Expected Costs	Incurred through December 31, 2011	Additional Costs incurred through December 31, 2012	Remaining Costs
	(in millions)
Europe	$17.1	$16.5	$0.6	$—
North America	2.5	2.5	—	$—

Total	$19.6	$19.0	$0.6	$—

        Details of the Company's 2010 Europe and North America footprint consolidation-restructuring program reserves through December 31, 2012 are as follows:

	Severance	Asset write-downs	Facility exit and other	Total
	(in millions)
Balance at December 31, 2009	$4.2	$—	$—	$4.2
Net pre-tax restructuring charges	4.9	1.7	4.5	11.1
Utilization and foreign currency impact	(1.7)	(1.7)	(4.5)	(7.9)

Balance at December 31, 2010	$7.4	$—	$—	$7.4
Net pre-tax restructuring charges	1.5	0.5	1.3	3.3
Utilization and foreign currency impact	(6.0)	(0.5)	(1.3)	(7.8)

Balance at December 31, 2011	$2.9	$—	$—	$2.9
Net pre-tax restructuring charges	0.3	—	0.3	0.6
Utilization and foreign currency impact	(1.6)	—	(0.3)	(1.9)

Balance at December 31, 2012	$1.6	$—	$—	$1.6

        The following table summarizes expected, incurred and remaining costs for the Company's 2010 Europe and North America footprint consolidation-restructuring actions by type:

	Severance	Asset write-downs	Facility exit and other	Total
	(in millions)
Expected costs	$10.9	$2.2	$6.5	$19.6
Costs incurred—2009	(4.2)	—	(0.4)	(4.6)
Costs incurred—2010	(4.9)	(1.7)	(4.5)	(11.1)
Costs incurred—2011	(1.5)	(0.5)	(1.3)	(3.3)
Costs incurred—2012	(0.3)	—	(0.3)	(0.6)

Remaining costs at December 31, 2012	$—	$—	$—	$—

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(5) Business Acquisitions and Disposition

tekmar

        On January 31, 2012, the Company completed the acquisition of tekmar in a share purchase transaction. A designer and manufacturer of control systems used in heating, ventilation, and air conditioning applications, tekmar is expected to enhance the Company's hydronic systems product offerings in the U.S. and Canada and is part of the North America segment. The initial purchase price paid was CAD $18.0 million, with an earn-out based on future earnings levels being achieved. The initial purchase price paid was equal to approximately $17.8 million based on the exchange rate of Canadian dollar to U.S. dollars as of January 31, 2012. The total purchase price will not exceed CAD $26.2 million. Sales for tekmar in 2011 approximated $11.0 million. The Company is accounting for the transaction as a business combination. The Company completed a purchase price allocation that resulted in the recognition of $11.7 million in goodwill and $10.1 million in intangible assets. Intangible assets consist primarily of acquired technology with an estimated life of 10 years, distributor relationships with an estimated life of 7 years, and a trade name with an estimated life of 20 years. The goodwill is not expected to be deductible for tax purposes. The results of tekmar are not material to the Company's consolidated financial statements.

Socla

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

        The Company accounted for the transaction as a business combination. The Company completed a purchase price allocation that resulted in the recognition of $83.1 million in goodwill and $39.9 million in intangible assets. Intangible assets consist primarily of customer relationships with estimated lives of 10 years and trade names with either 20 year lives or indefinite lives. The goodwill is attributable to the workforce of Socla and the synergies that are expected to arise as a result of the acquisition. The

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(5) Business Acquisitions and Disposition (Continued)

goodwill is not expected to be deductible for tax purposes. The following table summarizes the value of the assets and liabilities acquired (in millions):

Cash	$7.4
Accounts receivable	28.2
Inventory	24.6
Fixed assets	46.8
Other assets	6.9
Intangible assets	39.9
Goodwill	83.1
Accounts payable	(8.2)
Accrued expenses and other	(20.1)
Deferred tax liability	(25.4)
Debt	(10.8)

Purchase price	$172.4

        The consolidated statement of operations for the year ended December 31, 2011 includes the results of Socla since the acquisition date and includes $94.8 million of revenues and $1.6 million of operating income, which includes acquisition accounting charges of $4.7 million and restructuring charges of $2.7 million.

Supplemental pro-forma information (unaudited)

        Had the Company completed the acquisition of Socla at the beginning of 2010, net sales, net income from continuing operations and earnings per share from continuing operations would have been as follows:

	Year Ended
Amounts in millions (except per share information)	December 31, 2011	December 31, 2010
Net sales	$1,471.5	$1,392.6
Net income from continuing operations	$70.2	$66.5
Net income per share:
Basic EPS—continuing operations	$1.88	$1.78
Diluted EPS—continuing operations	$1.87	$1.78

        Net income from continuing operations for the years ended December 31, 2011 and December 31, 2010 was adjusted to include $0.7 million and $2.1 million, respectively, of net interest expense related to the financing and $0.8 million and $2.3 million, respectively, of net amortization expense resulting from the estimated allocation of purchase price to amortizable tangible and intangible assets. Net income from continuing operations for the years ended December 31, 2011 and December 31, 2010 was also adjusted to exclude $4.3 million and $1.5 million, respectively, of net acquisition-related charges and third-party costs. The supplemental proforma information was adjusted to exclude revenues and net income of Flomatic which was eliminated from the continuing operations of the Company and classified as discontinued operations. (See Note 3)

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(5) Business Acquisitions and Disposition (Continued)

Austroflex

        On June 28, 2010, the Company acquired 100% of the outstanding stock of Austroflex for approximately $33.7 million. Austroflex is an Austrian-based manufacturer of pre-insulated flexible pipe systems for district heating, solar applications and under-floor radiant heating systems. The acquisition of Austroflex provides the Company with a full range of pre-insulated PEX tubing, pre-insulated solar tubes, under-floor heating insulation, and distribution capability and positions the Company as a major supplier of pre-insulated pipe systems in Europe. The Company completed a purchase price allocation that resulted in the recognition of $17.2 million of intangible assets and $12.3 million of goodwill. Intangible assets were based on fair value estimates and are comprised primarily of customer relationships with estimated useful lives of 8 years and trade names with indefinite lives. Goodwill is expected to be tax deductible up to a certain limit established under Austrian tax rules. Austroflex had annual sales prior to the acquisition of approximately $23.0 million. In 2011, the Company determined that the prospects for Austroflex, part of the Europe segment, were lower than originally estimated due to current operating profits being below plan and tempered future growth expectations. (See Note 2)

        The results of operations for tekmar are included in the Company's North America segment and the results of operations of Austroflex are included in the Company's EMEA segment since their respective acquisition dates and were not material to the Company's consolidated financial statements. The results of Socla are included in the EMEA and Asia operating segments since acquisition date, with the majority of its operations recorded in the EMEA segment.

TWVC

        In March 2010, in connection with the Company's manufacturing footprint consolidation, the Company closed the operations of Tianjin Watts Valve Company Ltd. (TWVC) and relocated its manufacturing to other facilities. On April 12, 2010, the Company signed a definitive equity transfer agreement with a third party to sell the Company's equity ownership and remaining assets of TWVC. The sale was finalized in the fourth quarter of 2011. The Company received net proceeds of approximately $6.1 million from the sale and recorded a receivable for the remaining proceeds. The Company recognized a net pre-tax gain of $7.7 million and an after-tax gain of approximately $11.4 million relating mainly to the recognition of a cumulative translation adjustment and a tax benefit related to the reversal of a tax claw back in China. During 2012, the Company recorded a charge of $1.6 million related to an adjustment to the gain on disposal of TWVC.

(6) Inventories, net

        Inventories consist of the following:

	December 31,
	2012	2011
	(in millions)
Raw materials	$111.7	$104.6
Work-in-process	20.5	28.6
Finished goods	158.5	147.4

	$290.7	$280.6

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(6) Inventories, net (Continued)

        Raw materials, work-in-process and finished goods are net of valuation reserves of $28.1 million and $26.3 million as of December 31, 2012 and 2011, respectively. Finished goods of $13.5 million and $13.3 million as of December 31, 2012 and 2011, respectively, were consigned.

(7) Property, Plant and Equipment

        Property, plant and equipment consist of the following:

	December 31,
	2012	2011
	(in millions)
Land	$15.8	$15.6
Buildings and improvements	156.4	151.4
Machinery and equipment	327.3	316.5
Construction in progress	15.5	7.5

	515.0	491.0
Accumulated depreciation	(291.4)	(267.9)

	$223.6	$223.1

(8) Income Taxes

        The significant components of the Company's deferred income tax liabilities and assets are as follows:

	December 31,
	2012	2011
	(in millions)
Deferred income tax liabilities:
Excess tax over book depreciation	$22.7	$20.6
Intangibles	31.8	33.6
Other	15.7	14.1

Total deferred tax liabilities	70.2	68.3
Deferred income tax assets:
Accrued expenses	16.7	17.9
Net operating loss carry-forward	5.5	6.5
Inventory reserves	8.7	8.1
Pension—accumulated other comprehensive income	15.8	12.0
Other	14.8	15.2

Total deferred tax assets	61.5	59.7
Less: valuation allowance	(10.1)	(9.1)

Net deferred tax assets	51.4	50.6

Net deferred tax liabilities	$(18.8)	$(17.7)

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(8) Income Taxes (Continued)

        The provision for income taxes from continuing operations is based on the following pre-tax income:

	Years Ended December 31,
	2012	2011	2010
	(in millions)
Domestic	$27.3	$39.6	$43.5
Foreign	73.0	51.5	51.0

	$100.3	$91.1	$94.5

        The provision for income taxes from continuing operations consists of the following:

	Years Ended December 31,
	2012	2011	2010
	(in millions)
Current tax expense:
Federal	$5.0	$6.9	$12.0
Foreign	21.4	18.6	20.5
State	1.3	1.8	2.9

	27.7	27.3	35.4

Deferred tax expense (benefit):
Federal	4.4	5.5	1.6
Foreign	(3.5)	(7.3)	(5.9)
State	1.1	1.2	0.3

	2.0	(0.6)	(4.0)

	$29.7	$26.7	$31.4

        Actual income taxes reported from continuing operations are different than would have been computed by applying the federal statutory tax rate to income from continuing operations before income taxes. The reasons for this difference are as follows:

	Years Ended December 31,
	2012	2011	2010
	(in millions)
Computed expected federal income expense	$35.1	$31.9	$33.0
State income taxes, net of federal tax benefit	1.5	1.9	2.1
Foreign tax rate differential	(7.6)	(2.6)	(3.3)
China tax clawback	—	(4.2)	—
Other, net	0.7	(0.3)	(0.4)

	$29.7	$26.7	$31.4

        At December 31, 2012, the Company had foreign net operating loss carry forwards of $21.2 million for income tax purposes; $7.4 million of the losses can be carried forward indefinitely, $1.1 million of the losses expire in 2017, and $12.7 million expire in 2020. The net operating losses consist of $5.0 million related to Austrian operations, $2.4 million to Italian operations, $13.2 million to Dutch operations, and $0.6 million related to Chinese operations.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(8) Income Taxes (Continued)

        At December 31, 2012 and December 31, 2011, the Company had a valuation allowance of $10.1 million and $9.1 million, respectively, all of which relates to U.S. capital losses. Management believes that the ability of the Company to use such losses within the applicable carry forward period does not rise to the level of the more likely than not threshold. The Company does not have a valuation allowance with respect to other deferred tax assets, as management believes that it is more likely than not that the Company will recover such deferred tax assets.

        Changes enacted in income tax laws had no material effect on the Company in 2012, 2011 or 2010.

        Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $329.7 million at December 31, 2012, $282.2 million at December 31, 2011, and $313.0 million at December 31, 2010. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been recorded thereon. Upon distribution of those earnings, in the form of dividends or otherwise, the Company will be subject to withholding taxes payable to the various foreign countries. Determination of the amount of U.S. income tax liability that would be incurred is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits may be available to reduce some portion of any U.S. income tax liability. Withholding taxes of approximately $9.8 million would be payable upon remittance of all previously unremitted earnings at December 31, 2012.

(9) Accrued Expenses and Other Liabilities

        Accrued expenses and other liabilities consist of the following:

	December 31,
	2012	2011
	(in millions)
Commissions and sales incentives payable	$40.6	$39.5
Product liability and workers' compensation	31.4	30.5
Other	42.7	38.8
Income taxes payable	2.1	0.2

	$116.8	$109.0

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(10) Financing Arrangements

        Long-term debt consists of the following:

	December 31,
	2012	2011
	(in millions)
5.85% notes due April 2016	$225.0	$225.0
5.47% notes due May 2013	75.0	75.0
5.05% notes due June 2020	75.0	75.0
Revolving credit facility—Eurocurrency loans accruing at LIBOR or Euro Libor plus an applicable percentage (2.96% as of December 31, 2011)	—	13.0
Other—consists primarily of European borrowings (at interest rates ranging from 5.0% to 6.0%)	9.6	11.4

	384.6	399.4
Less Current Maturities	77.1	2.0

	$307.5	$397.4

        Principal payments during each of the next five years and thereafter are due as follows (in millions): 2013—$77.1; 2014—$2.2; 2015—$2.2; 2016—$228.1; 2017—$—, and thereafter—$75.0.

        The Company maintains letters of credit that guarantee its performance or payment to third parties in accordance with specified terms and conditions. Amounts outstanding were approximately $34.8 million as of December 31, 2012 and $34.9 million as of December 31, 2011. The Company's letters of credit are primarily associated with insurance coverage and, to a lesser extent, foreign purchases. The Company's letters of credit generally expire within one year of issuance and are drawn down against the revolving credit facility. These instruments may exist or expire without being drawn down. Therefore, they do not necessarily represent future cash flow obligations.

        On June 18, 2010, the Company entered into a note purchase agreement with certain institutional investors (the 2010 Note Purchase Agreement). Pursuant to the 2010 Note Purchase Agreement, the Company issued senior notes of $75.0 million in principal, due June 18, 2020. The Company will pay interest on the outstanding balance of the Notes at the rate of 5.05% per annum, payable semi-annually on June 18 and December 18 until the principal on the Notes shall become due and payable. The Company may, at its option, upon notice, and subject to the terms of the 2010 Note Purchase Agreement, prepay at any time all or part of the Notes in an amount not less than $1 million by paying the principal amount plus a make-whole amount (which is dependent upon the yield of respective U.S. Treasury securities). The 2010 Note Purchase Agreement includes operational and financial covenants, with which the Company is required to comply, including, among others, maintenance of certain financial ratios and restrictions on additional indebtedness, liens and dispositions. As of December 31, 2012, the Company was in compliance with all covenants related to the 2010 Note Purchase Agreement.

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

        Under the Credit Agreement, the Company is required to satisfy and maintain specified financial ratios and other financial condition tests. As of December 31, 2012, the Company was in compliance with all covenants related to the Credit Agreement and had $265.4 million of unused and available credit under the Credit Agreement, $34.6 million of stand-by letters of credit outstanding on the Credit Agreement and no borrowings outstanding under the Credit Agreement.

        On April 27, 2006, the Company completed a private placement of $225.0 million of 5.85% senior unsecured notes due April 2016 (the 2006 Note Purchase Agreement). The 2006 Note Purchase Agreement includes operational and financial covenants, with which the Company is required to comply, including, among others, maintenance of certain financial ratios and restrictions on additional indebtedness, liens and dispositions. Events of default under the 2006 Note Purchase Agreement include failure to comply with its financial and operational covenants, as well as bankruptcy and other insolvency events. The Company may, at its option, upon notice to the note holders, prepay at any time all or part of the Notes in an amount not less than $1.0 million by paying the principal amount plus a make-whole amount, which is dependent upon the yield of respective U.S. Treasury securities. As of December 31, 2012, the Company was in compliance with all covenants related to the 2006 Note Purchase Agreement. The payment of interest on the senior unsecured notes is due semi-annually on April 30th and October 30th of each year.

        On May 15, 2003, the Company completed a private placement of $125.0 million of senior unsecured notes consisting of $50.0 million principal amount of 4.87% senior notes due 2010 and $75.0 million principal amount of 5.47% senior notes due May 2013. The payment of interest on the senior unsecured notes is due semi-annually on May 15th and November 15th of each year. In May 2010, the Company repaid $50.0 million in principal of 4.87% senior notes due upon maturity. As of December 31, 2012, the Company was in compliance with all covenants related to the note purchase agreement. The Company expects to pay off the 2013 notes with existing cash, use its line of credit, or a combination of both.

(11) Common Stock

        The Class A Common Stock and Class B Common Stock have equal dividend and liquidation rights. Each share of the Company's Class A Common Stock is entitled to one vote on all matters submitted to stockholders, and each share of Class B Common Stock is entitled to ten votes on all such matters. Shares of Class B Common Stock are convertible into shares of Class A Common Stock, on a

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(11) Common Stock (Continued)

one-to-one basis, at the option of the holder. As of December 31, 2012, the Company had reserved a total of 2,732,358 of Class A Common Stock for issuance under its stock-based compensation plans and 6,588,680 shares for conversion of Class B Common Stock to Class A Common Stock.

        On May 16, 2012, the Board of Directors authorized a stock repurchase program of up to two million shares of the Company's Class A Common Stock. The stock repurchase program was completed in July 2012, as the Company repurchased the entire two million shares of Class A common stock at a cost of approximately $65.8 million.

        On August 2, 2011 the Board of Directors authorized a stock repurchase program. Under the program, the Company was authorized to repurchase up to one million shares of our Class A Common Stock. During the three months ended October 2, 2011, the Company repurchased the entire one million shares at a cost of $27.2 million.

(12) Stock-Based Compensation

        As of December 31, 2012, the Company maintained three stock incentive plans under which key employees and outside directors have been granted incentive stock options (ISOs) and nonqualified stock options (NSOs) to purchase the Company's Class A Common Stock. Only one plan, the 2004 Stock Incentive Plan, is currently available for the grant of new stock options, which are currently being granted only to employees. Under the 2004 Stock Incentive Plan, options become exercisable over a four-year period at the rate of 25% per year and expire ten years after the grant date. ISOs and NSOs granted under the plans may have exercise prices of not less than 100% and 50% of the fair market value of the Class A Common Stock on the date of grant, respectively. The Company's current practice is to grant all options at fair market value on the grant date. At December 31, 2012, 573,965 shares of Class A Common Stock were authorized for future grants of new equity awards under the Company's 2004 Stock Incentive Plan.

        The Company grants shares of restricted stock to key employees and stock awards to non-employee members of the Company's Board of Directors under the 2004 Stock Incentive Plan. Stock awards to non-employee members of the Company's Board of Directors vest immediately, and employees restricted stock awards vest over a three-year period at the rate of one-third per year. The restricted stock awards are amortized to expense on a straight-line basis over the vesting period.

        The Company also has a Management Stock Purchase Plan that allows for the granting of restricted stock units (RSUs) to key employees. On an annual basis, key employees may elect to receive a portion of their annual incentive compensation in RSUs instead of cash. Each RSU provides the key employee with the right to purchase a share of Class A Common Stock at 67% of the fair market value on the date of grant. RSUs vest ratably over a three-year period from the grant date. An aggregate of 2,000,000 shares of Class A Common Stock may be issued under the Management Stock Purchase Plan. At December 31, 2012, 901,937 shares of Class A Common Stock were authorized for future grants under the Company's Management Stock Purchase Plan.

2004 Stock Incentive Plan

        At December 31, 2012, total unrecognized compensation cost related to the unvested stock options was approximately $7.6 million with a total weighted average remaining term of 3.0 years. For 2012, 2011 and 2010, the Company recognized compensation cost of $2.1 million, $1.6 million and $1.7 million, respectively, in selling, general and administrative expenses. The Company recognized additional stock compensation expense in 2012 of approximately $0.6 million in connection with the

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(12) Stock-Based Compensation (Continued)

modification of our former Chief Financial Officer's options related to his retention agreement. The Company recognized additional stock compensation expense in 2011 of approximately $2.2 million in connection with the modification of the former Chief Executive Officer's options related to his separation agreement.

        The following is a summary of stock option activity and related information:

	Years Ended December 31,
	2012			2011		2010
	Options	Weighted Average Exercise Price	Weighted Average Intrinsic Value	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
	(Options in thousands)
Outstanding at beginning of year	1,272	$30.43		1,303	$29.00	1,300	$26.25
Granted	415	37.67		295	29.39	282	33.65
Cancelled/Forfeitures	(33)	31.18		(78)	30.38	(94)	23.33
Exercised	(590)	30.19		(248)	21.68	(185)	19.69

Outstanding at end of year	1,064	$33.37	$9.62	1,272	$30.43	1,303	$29.00

Exercisable at end of year	360	$30.91	$12.08	745	$30.61	769	$27.56

        As of December 31, 2012, the aggregate intrinsic values of exercisable options were approximately $4.3 million, representing the total pre-tax intrinsic value, based on the Company's closing Class A Common Stock price of $42.99 as of December 31, 2012, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised for 2012, 2011 and 2010 was approximately $5.7 million, $3.9 million and $2.7 million, respectively.

        Upon exercise of options, the Company issues shares of Class A Common Stock.

        The following table summarizes information about options outstanding at December 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(Options in thousands)
$17.30 - $29.05	322	7.50	$28.21	120	$27.44
$29.35 - $33.65	282	6.01	32.61	205	32.22
$35.20 - $35.70	46	5.31	35.36	35	35.25
$37.41 - $40.17	414	9.61	37.67	—	—

	1,064	7.83	$33.37	360	$30.91

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(12) Stock-Based Compensation (Continued)

        The fair value of each option granted under the 2004 Stock Incentive Plan is estimated on the date of grant, using the Black-Scholes-Merton Model, based on the following weighted average assumptions:

	Years Ended December 31,
	2012	2011	2010
Expected life (years)	6.0	6.0	6.0
Expected stock price volatility	41.2%	40.9%	41.3%
Expected dividend yield	1.2%	1.5%	1.3%
Risk-free interest rate	0.9%	1.6%	1.9%

        The risk-free interest rate is based upon the U.S. Treasury yield curve at the time of grant for the respective expected life of the option. The expected life (estimated period of time outstanding) of options and volatility were calculated using historical data. The expected dividend yield of stock is the Company's best estimate of the expected future dividend yield. The Company applied an estimated forfeiture rate of 6.75% for 2012, 2011 and 2010, for its stock options. This rate was calculated based upon historical activity and is an estimate of granted shares not expected to vest. If actual forfeitures differ from the expected rates, the Company may be required to make additional adjustments to compensation expense in future periods.

        The above assumptions were used to determine the weighted average grant-date fair value of stock options of $13.49, $10.19 and $12.36 for the years ended December 31, 2012, 2011 and 2010, respectively.

        The following is a summary of unvested restricted stock activity and related information:

	Years Ended December 31,
	2012		2011		2010
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Unvested at beginning of year	153	$30.33	162	$31.39	117	$28.20
Granted	170	37.62	115	29.51	105	33.65
Cancelled/Forfeitures	(8)	30.66	(14)	31.12	(7)	28.09
Vested	(78)	30.61	(110)	30.94	(53)	29.24

Unvested at end of year	237	$35.45	153	$30.33	162	$31.39

        The total fair value of shares vested during 2012, 2011 and 2010 was $2.5 million, $2.5 million and $1.5 million, respectively. At December 31, 2012, total unrecognized compensation cost related to unvested restricted stock was approximately $7.0 million with a total weighted average remaining term of 2.2 years. For 2012, 2011 and 2010, the Company recognized compensation costs of $2.9 million, $2.4 million and $1.8 million, respectively, in selling, general and administrative expenses. The Company recognized additional stock compensation expense in 2012 of approximately $0.2 million in connection with the modification of our former Chief Financial Officer's restricted stock awards related to his retention agreement. The Company recognized additional stock compensation expense in 2011 related to restricted stock of approximately $0.8 million in connection with the modification of the former Chief Executive Officer's stock awards related to his separation agreement.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(12) Stock-Based Compensation (Continued)

        The Company applied an estimated forfeiture rate of 9.0%, 9.0% and 9.75% for 2012, 2011 and 2010, respectively, for restricted stock issued to key employees. The aggregate intrinsic value of restricted stock granted and outstanding approximated $10.2 million representing the total pre-tax intrinsic value based on the Company's closing Class A Common Stock price of $42.99 as of December 31, 2012.

Management Stock Purchase Plan

        Total unrecognized compensation cost related to unvested RSUs was approximately $1.0 million at December 31, 2012 with a total weighted average remaining term of 1.4 years. For 2012, 2011 and 2010 the Company recognized compensation cost of $0.8 million, $1.3 million and $1.2 million, respectively, in selling, general and administrative expenses. Dividends declared for RSUs, that are paid to individuals, that remain unpaid at December 31, 2012 total approximately $0.1 million.

        A summary of the Company's RSU activity and related information is shown in the following table:

	Years Ended December 31,
	2012			2011		2010
	RSUs	Weighted Average Purchase Price	Weighted Average Intrinsic Value	RSUs	Weighted Average Purchase Price	RSUs	Weighted Average Purchase Price
	(RSU's in thousands)
Outstanding at beginning of period	392	$18.74		361	$16.92	350	$18.13
Granted	64			99	25.15	159	19.87
Cancelled/Forfeitures	(110)			(10)	20.92	(21)	16.68
Settled	(150)			(58)	18.01	(127)	23.95

Outstanding at end of period	196	$22.88	$20.11	392	$18.74	361	$16.92

Vested at end of period	81	$20.36	$22.63	157	$15.57	105	$15.21

        As of December 31, 2012, the aggregate intrinsic values of outstanding and vested RSUs were approximately $3.9 million and $1.8 million, respectively, representing the total pre-tax intrinsic value, based on the Company's closing Class A Common Stock price of $42.99 as of December 31, 2012, which would have been received by the RSUs holders had all RSUs settled as of that date. The total intrinsic value of RSUs settled for 2012, 2011 and 2010 was approximately $3.8 million, $1.2 million and $0.7 million, respectively. Upon settlement of RSUs, the Company issues shares of Class A Common Stock.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(12) Stock-Based Compensation (Continued)

        The following table summarizes information about RSUs outstanding at December 31, 2012:

	RSUs Outstanding		RSUs Vested
Range of Purchase Prices	Number Outstanding	Weighted Average Purchase Price	Number Vested	Weighted Average Purchase Price
	(RSUs in thousands)
$10.51 - $19.87	86	$19.14	61	$18.84
$25.15 - $25.15	55	25.15	20	25.15
$26.51 - $26.51	55	26.51	—	—

	196	$22.88	81	$20.36

        The fair value of each share issued under the Management Stock Purchase Plan is estimated on the date of grant, using the Black-Scholes-Merton Model, based on the following weighted average assumptions:

	Years Ended December 31,
	2012	2011	2010
Expected life (years)	3.0	3.0	3.0
Expected stock price volatility	38.3%	44.9%	45.6%
Expected dividend yield	1.1%	1.2%	1.5%
Risk-free interest rate	0.4%	1.2%	1.5%

        The risk-free interest rate is based upon the U.S. Treasury yield curve at the time of grant for the respective expected life of the RSUs. The expected life (estimated period of time outstanding) of RSUs and volatility were calculated using historical data. The expected dividend yield of stock is the Company's best estimate of the expected future dividend yield. The Company applied an estimated forfeiture rate of 6.3% for 2012, 2011 and 2010, for its RSUs. This rate was calculated based upon historical activity and are an estimate of granted shares not expected to vest. If actual forfeitures differ from the expected rates, the Company may be required to make additional adjustments to compensation expense in future periods.

        The above assumptions were used to determine the weighted average grant-date fair value of RSUs granted of $15.68, $16.25 and $12.81 during 2012, 2011 and 2010, respectively.

        The Company distributed dividends of $0.44 per share for each of 2012, 2011 and 2010 on the Company's Class A Common Stock and Class B Common Stock.

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

        On October 31, 2011, the Company's Board of Directors voted to cease accruals effective December 31, 2011 under both the Company's Pension Plan and Supplemental Employees Retirement Plan. The Company recorded a curtailment charge of approximately $1.5 million to write-off previously

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(13) Employee Benefit Plans (Continued)

unrecognized prior service costs and reduced the projected benefit obligation by $12.5 million. The Board of Directors also voted to enhance the Company's existing 401(k) Savings Plan.

        The funded status of the defined benefit plans and amounts recognized in the consolidated balance sheets are as follows:

	December 31,
	2012	2011
	(in millions)
Change in projected benefit obligation
Balance at beginning of the year	$121.2	$112.6
Service cost	0.6	5.3
Administration costs paid	(0.9)	(0.6)
Interest cost	5.7	6.0
Actuarial loss	15.6	13.6
Benefits paid	(4.2)	(3.2)
Curtailment adjustment	—	(12.5)

Balance at end of year	$138.0	$121.2

Change in fair value of plan assets
Balance at beginning of the year	$108.4	$90.3
Actual gain on assets	11.8	14.1
Employer contributions	0.7	7.8
Administration costs paid	(0.9)	(0.6)
Benefits paid	(4.2)	(3.2)

Fair value of plan assets at end of the year	$115.8	$108.4

Funded status at end of year	$(22.2)	$(12.8)

        Amounts recognized in the consolidated balance sheets are as follows:

	December 31,
	2012	2011
	(in millions)
Current liabilities	$(0.6)	$(0.2)
Noncurrent liabilities	(21.6)	(12.6)

Net amount recognized	$(22.2)	$(12.8)

        Amounts recognized in accumulated other comprehensive income consist of:

	December 31,
	2012	2011
	(in millions)
Net actuarial loss recognized	$41.2	$31.1

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(13) Employee Benefit Plans (Continued)

        Information for pension plans with an accumulated benefit obligation in excess of plan assets are as follows:

	December 31,
	2012	2011
	(in millions)
Projected benefit obligation	$138.0	$13.6
Accumulated benefit obligation	$138.0	$13.6
Fair value of plan assets	$115.8	$—

        Information for pension plans with plan assets in excess of accumulated benefit obligation are as follows:

	December 31,
	2012	2011
	(in millions)
Projected benefit obligation	$—	$107.6
Accumulated benefit obligation	$—	$107.6
Fair value of plan assets	$—	$108.4

        The components of net periodic benefit cost are as follows:

	Years Ended December 31,
	2012	2011	2010
	(in millions)
Service cost—benefits earned	$0.6	$5.3	$4.6
Interest costs on benefits obligation	5.7	6.0	5.7
Expected return on assets	(6.9)	(7.5)	(6.0)
Prior service cost amortization	—	0.3	0.3
Net actuarial loss amortization	0.6	2.7	2.3
Curtailment charge	—	1.5	—

Net periodic benefit cost	$—	$8.3	$6.9

        The estimated net actuarial loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year is $1.0 million.

        Assumptions:

        Weighted-average assumptions used to determine benefit obligations:

	December 31,
	2012	2011
Discount rate	4.0%	4.80%

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(13) Employee Benefit Plans (Continued)

        Weighted-average assumptions used to determine net periodic benefit costs:

	Years Ended December 31,
	2012	2011	2010
Discount rate	4.80%	5.50%/4.70%	6.00%
Long-term rate of return on assets	6.50%	7.75%	8.50%
Rate of compensation increase	N/A	N/A	4.00%

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

Plan assets

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

        Prohibited investments include, but are not limited to the following: futures contracts, private placements, options, limited partnerships, venture-capital investments, interest-only (IO), principal-only (PO), and residual tranche collateralized mortgage obligation (CMOs), and Watts Water Technologies, Inc. stock.

        Prohibited transactions include, but are not limited to the following: short selling and margin transactions.

        Allowable assets include: cash equivalents, fixed income securities, equity securities, mutual funds, and guaranteed investment contracts.

        Specific guidelines regarding allocation of assets are followed using a liability driven investment (LDI) strategy. Under an LDI strategy, investments are made based on the expected cash flows required to fund the pension plan's liabilities. This cash flow matching technique requires a plan's asset allocation to be heavily weighted toward fixed income securities. The Company's current allocation target is 85% fixed income, 15% equities and other investments. With the recent plan curtailment, the Company expects this allocation target to increase to 90% or more in fixed income in 2013. Investment performance is monitored on a regular basis and investments are re-allocated to stay within specific guidelines. The securities of any one company or government agency should not exceed 10% of the

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(13) Employee Benefit Plans (Continued)

total fund, and no more than 20% of the total fund should be invested in any one industry. Individual treasury securities may represent 50% of the total fund, while the total allocation to treasury bonds and notes may represent up to 100% of the Plan's aggregate bond position.

        The weighted average asset allocations by asset category are as follows:

	December 31,
Asset Category	2012	2011
Equity securities	9.6%	13.4%
Debt securities	85.3	77.4
Other	5.1	9.2

Total	100.0%	100.0%

        The following table presents the investments in the pension plan measured at fair value at December 31, 2012 and 2011:

	December 31, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Money market funds	$1.2	$0.3	$—	$1.5	$—	$4.9	$—	$4.9
Equity securities
U.S. equity securities(a)	8.3	—	—	8.3	8.0	—	—	8.0
Non-U.S. equity securities(a)	1.4	—	—	1.4	2.3	—	—	2.3
Other equity securities(b)	1.3	—	—	1.3	4.1	—	—	4.1
Debt securities
U.S. government	18.8	—	—	18.8	19.9	—	—	19.9
U.S. and non-U.S. corporate(c)	—	79.0	—	79.0	—	63.3	—	63.3
Other investments(d)	4.4	1.1	—	5.5	4.9	1.0	—	5.9

Total investments	$35.4	$80.4	$—	$115.8	$39.2	$69.2	$—	$108.4

(a)
Includes investments in common stock from diverse industries

(b)
Includes investments in index and exchange-traded funds

(c)
Includes investment grade bonds from diverse industries

(d)
Includes investments in real estate investment funds, exchange-traded funds, commodity mutual funds and accrued interest

Cash flows

        The information related to the Company's pension funds cash flow is as follows:

	December 31,
	2012	2011
	(in millions)
Employer Contributions	$0.7	$7.8
Benefit Payments	$4.2	$3.2

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(13) Employee Benefit Plans (Continued)

        The Company expects to contribute approximately $0.6 million in 2013.

        Expected benefit payments to be paid by the pension plans are as follows:

(in millions)
During fiscal year ending December 31, 2013	$4.5
During fiscal year ending December 31, 2014	$4.9
During fiscal year ending December 31, 2015	$5.3
During fiscal year ending December 31, 2016	$5.6
During fiscal year ending December 31, 2017	$6.0
During fiscal years ending December 31, 2018 through December 31, 2022	$34.9

        Additionally, all of the Company's domestic employees are eligible to participate in the Company's 401(k) savings plan. Effective January 1, 2012, the Company provided a base contribution of 2% of an employee's salary, regardless of whether the employee participates in the plan. Further, the Company matched the contribution of up to 100% of the first 4% of an employee's contribution. The Company's match contribution for the year ended December 31, 2012 was $4.0 million. During 2011 and 2010, the Company matched a specified percentage of employee contributions, subject to certain limitations. The Company's match contributions for the years ended December 31, 2011 and 2010 were $0.5 million in each year. Charges for European pension plans approximated $6.0 million, $6.2 million and $3.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. These costs relate to plans administered by certain European subsidiaries, with benefits calculated according to government requirements and paid out to employees upon retirement or change of employment.

        The Company entered into a Supplemental Compensation Agreement (the Agreement) with Timothy P. Horne on September 1, 1996. Per the Agreement, upon ceasing to be an employee of the Company, Mr. Horne must make himself available, as requested by the Board, to work a minimum of 300 but not more than 500 hours per year as a consultant in return for certain annual compensation as long as he is physically able to do so. Mr. Horne retired effective December 31, 2002, and therefore the Supplemental Compensation period began on January 1, 2003. If Mr. Horne complies with the consulting provisions of the agreement above, he shall receive supplemental compensation on an annual basis, subject to cost of living increases each year, in exchange for the services performed, as long as he is physically able to do so. The payment for consulting services provided by Mr. Horne will be expensed as incurred by the Company. During the years ended 2012, 2011 and 2010, Mr. Horne received payments of $0.6 million, $0.5 million and $0.5 million, respectively. In the event of physical disability, Mr. Horne will continue to receive this payment annually. In accordance with GAAP, the Company accrues for the future post-retirement disability benefits over the period from January 1, 2003, to the time in which Mr. Horne becomes physically unable to perform his consulting services (the period in which the disability benefits are earned). Mr. Horne is still active as a consultant in accordance with the terms of the Agreement.

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

        There may continue to be exposure to loss in excess of any amount accrued. When it is possible to estimate the reasonably possible loss or range of loss above the amount accrued for the matters disclosed, that estimate is aggregated and disclosed. The Company records legal costs associated with its legal contingencies as incurred.

        As of December 31, 2012, the Company estimates that the aggregate amount of reasonably possible loss in excess of the amount accrued for its legal contingencies is approximately $4.2 million pre-tax. With respect to the estimate of reasonably possible loss, management has estimated the upper end of the range of reasonably possible loss based on (i) the amount of money damages claimed, where applicable, (ii) the allegations and factual development to date, (iii) available defenses based on the allegations, and/or (iv) other potentially liable parties. This estimate is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimate will change from time to time, and actual results may vary significantly from the current estimate. In the event of an unfavorable outcome in one or more of the matters described below, the ultimate liability may be in excess of amounts currently accrued, if any, and may be material to the Company's operating results or cash flows for a particular quarterly or annual period. However, based on information currently known to it, management believes that the ultimate outcome of all matters described below, as they are resolved over time, is not likely to have a material effect on the financial position of the Company.

        On March 8, 2012, Watts Water Technologies, Inc., Watts Regulator Co., and Watts Plumbing Technologies, Inc. were named as defendants in a putative nationwide class action complaint filed in the U.S. District Court for the Northern District of California seeking to recover damages and other relief based on the alleged failure of toilet connectors. The complaint seeks among other items, damages in an unspecified amount, replacement costs, injunctive relief, and attorneys' fees and costs.

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

        The amounts paid by the Company in connection with the settlement were fully accrued by the Company as of December 31, 2010. The Company believes that this settlement resolves all government investigations concerning CWV's sales practices and potential FCPA violations. In 2012, Company received a $1.1 million payment from a service provider related to issues concerning a former divested operation.

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

Asbestos Litigation

        The Company is defending approximately 42 lawsuits in different jurisdictions, alleging injury or death as a result of exposure to asbestos. The complaints in these cases typically name a large number of defendants and do not identify and particular Watts Water products as a source of asbestos exposure. To date, the Company has obtained a dismissal in every case before it has reached trial because discovery has failed to yield evidence of substantial exposure to any Watts Water products.

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

	December 31,
	2012	2011
	(in millions)
Carrying amount	$384.6	$399.4
Estimated fair value	$420.8	$440.5

Financial Instruments

        The Company measures certain financial assets and liabilities at fair value on a recurring basis, including foreign currency derivatives, deferred compensation plan assets and related liability. There are no cash flow hedges as of December 31, 2012. The fair value of these certain financial assets and liabilities were determined using the following inputs at December 31, 2012 and 2011:

	Fair Value Measurements at December 31, 2012 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Assets
Plan asset for deferred compensation(1)	$4.2	$4.2	$—	$—

Total assets	$4.2	$4.2	$—	$—

Liabilities
Plan liability for deferred compensation(2)	$4.2	$4.2	$—	$—
Contingent consideration(2)	5.2	—	—	5.2

Total liabilities	$9.4	$4.2	$—	$5.2

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

        The table below provides a summary of the changes in fair value of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period December 31, 2011 to December 31, 2012.

			Total realized and unrealized gains (losses) included in:
	Balance December 31, 2011	Purchases, sales, settlements, net	Earnings	Comprehensive income	Balance December 31, 2012
	(in millions)
Contingent consideration	$1.1	$5.1	$(1.0)	$—	$5.2

        In 2010, a contingent liability of $1.9 million was recognized as an estimate of the acquisition date fair value of the contingent consideration in the BRAE acquisition. This liability was classified as Level 3 under the fair value hierarchy as it was based on the weighted probability of achievement of a future performance metric as of the date of the acquisition, which was not observable in the market. During the year ended December 31, 2011 and the year ended December 31, 2012, the estimate of the fair value of the contingent consideration was reduced to $1.1 million and subsequently to $0.2 million, based on the revised probability of achievement of the future performance metric. Failure to meet the performance metric would reduce this liability to zero, while complete achievement would increase this liability to the full remaining purchase price of $4.8 million.

        In connection with the tekmar Control Systems acquisition in 2012, a contingent liability of $5.1 million was recognized as the estimate of the acquisition date fair value of the contingent consideration. This liability was classified as Level 3 under the fair value hierarchy as it was based on the probability of achievement of a future performance metric as of the date of the acquisition, which was not observable in the market. During the year ended December 31, 2012, the estimate of fair value of contingent consideration was reduced by $0.1 million based on the revised probability of achievement of the future performance metric. Failure to meet the performance metrics would reduce this liability to zero; while complete achievement would increase this liability to the full remaining purchase price of $8.2 million.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(15) Financial Instruments (Continued)

        Short-term investment securities as of December 31, 2012 consist of a certificate of deposit with a remaining maturity of greater than three months at the date of purchase, for which the carrying amount is a reasonable estimate of fair value.

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

        The Company has exposure to a number of foreign currency rates, including the Canadian Dollar, the Euro, the Chinese Yuan and the British Pound. To manage this risk, the Company generally uses a layering methodology whereby at the end of any quarter, the Company has generally entered into forward exchange contracts which hedge approximately 50% of the projected intercompany purchase transactions for the next twelve months. The Company primarily uses this strategy for the purchases between Canada and the U.S. The average volume of contracts can vary but generally approximates $5 to $15 million in open contracts at the end of any given quarter. At December 31, 2012, the Company had contracts for notional amounts aggregating approximately $4.5 million. The Company accounts for the forward exchange contracts as an economic hedge. Realized and unrealized gains and losses on the contracts are recognized in other (income) expense in the consolidated statement of operations. These contracts do not subject the Company to significant market risk from exchange movement because they offset gains and losses on the related foreign currency denominated transactions. As of December 31, 2012 and 2011, the Company had no outstanding swaps.

        The Company recorded income (loss) of approximately $0.1 million, $0.6 million and $0.5 million in 2012, 2011 and 2010, respectively, to other expense (income), net in the consolidated statement of operations from the impact of derivative instruments.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(15) Financial Instruments (Continued)

Leases

        The Company leases certain manufacturing facilities, sales offices, warehouses, and equipment. Generally, the leases carry renewal provisions and require the Company to pay maintenance costs. Future minimum lease payments under capital leases and non-cancelable operating leases as of December 31, 2012 are as follows:

	Capital Leases	Operating Leases
	(in millions)
2013	$1.5	$9.5
2014	1.3	7.4
2015	1.4	5.2
2016	1.4	2.5
2017	1.4	0.7
Thereafter	4.0	2.3

Total	$11.0	$27.6

Less amount representing interest (at rates ranging from 4.2% to 8.7%)	1.2

Present value of net minimum capital lease payments	9.8
Less current installments of obligations under capital leases	1.2

Obligations under capital leases, excluding current installments	$8.6

        Carrying amounts of assets under capital lease include:

	December 31,
	2012	2011
	(in millions)
Buildings	$16.8	$16.5
Machinery and equipment	1.2	2.1

	18.0	18.6
Less accumulated depreciation	(3.9)	(4.8)

	$14.1	$13.8

(16) Segment Information

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

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(16) Segment Information (Continued)

        The following is a summary of the Company's significant accounts and balances by segment, reconciled to its consolidated totals:

	Years Ended December 31,
	2012	2011	2010
	(in millions)
Net Sales
North America	$835.0	$810.9	$785.5
EMEA	583.8	595.5	468.3
Asia	26.8	21.7	20.8

Consolidated net sales	$1,445.6	$1,428.1	$1,274.6

Operating income (loss)
North America	$96.5	$111.6	$106.4
EMEA	52.6	28.7	43.7
Asia	6.5	12.2	(0.5)

Subtotal reportable segments	155.6	152.5	149.6
Corporate(*)	(32.2)	(35.8)	(35.4)

Consolidated operating income	123.4	116.7	114.2
Interest income	0.7	1.0	1.0
Interest expense	(24.6)	(25.8)	(22.8)
Other income (expense), net	0.8	(0.8)	2.1

Income from continuing operations before income taxes	$100.3	$91.1	$94.5

Identifiable Assets (at end of period)
North America	$810.9	$814.3	$871.8
EMEA	813.8	773.2	692.8
Asia	84.3	92.5	79.7
Discontinued operations	—	14.0	1.8

Consolidated identifiable assets	$1,709.0	$1,694.0	$1,646.1

Long-Lived Assets (at end of period)
North America	$80.6	$74.8	$77.4
EMEA	128.2	133.3	104.6
Asia	14.8	15.0	15.5

Consolidated long-lived assets	$223.6	$223.1	$197.5

Capital Expenditures
North America	$17.9	$8.3	$9.1
EMEA	10.8	13.6	14.8
Asia	1.9	0.7	0.7

Consolidated capital expenditures	$30.6	$22.6	$24.6

Depreciation and Amortization
North America	$19.6	$18.7	$17.9
EMEA	27.7	30.2	24.9
Asia	2.1	2.0	2.0

Consolidated depreciation and amortization	$49.4	$50.9	$44.8

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

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(16) Segment Information (Continued)

        The following includes U.S. net sales and U.S. property, plant and equipment of the Company's North American segment:

	Years Ended December 31,
	2012	2011	2010
	(in millions)
U.S. net sales	$747.4	$732.9	$712.2
U.S. property, plant and equipment, net (at end of period)	$75.1	$69.9	$72.4

The following includes intersegment sales for North America, EMEA and Asia:

	Years Ended December 31,
	2012	2011	2010
	(in millions)
Intersegment Sales
North America	$5.3	$3.3	$3.6
EMEA	10.9	8.4	7.6
Asia	139.0	132.9	115.8

Intersegment sales	$155.2	$144.6	$127.0

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

	Years Ended December 31,
	2012	2011	2010
	(in millions)
Net Sales
Residential & commercial flow control	$785.9	$751.3	$652.2
HVAC & gas	448.5	471.3	433.4
Drains & water re-use	138.8	135.3	122.2
Water quality	72.4	70.2	66.8

Consolidated net sales	$1,445.6	$1,428.1	$1,274.6

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(17) Quarterly Financial Information (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions, except per share information)
Year ended December 31, 2012
Net sales	$361.2	$367.4	$357.8	$359.2
Gross profit	128.5	130.4	128.9	129.7
Income from continuing operations	15.5	18.2	18.5	18.4
Net income	15.7	18.5	18.7	15.5
Per common share:
Basic
Income from continuing operations	0.42	0.50	0.53	0.52
Net income	0.42	0.51	0.53	0.44
Diluted
Income from continuing operations	0.42	0.50	0.52	0.52
Net income	0.42	0.51	0.53	0.44
Dividends per common share	0.11	0.11	0.11	0.11
Year ended December 31, 2011
Net sales	$329.9	$373.2	$367.5	$357.5
Gross profit	121.0	129.4	134.5	127.9
Income from continuing operations	11.1	12.7	23.4	17.2
Net income	11.1	14.6	23.7	17.0
Per common share:
Basic
Income from continuing operations	0.30	0.34	0.63	0.47
Net income	0.30	0.39	0.63	0.47
Diluted
Income from continuing operations	0.29	0.34	0.62	0.47
Net income	0.29	0.39	0.63	0.47
Dividends per common share	0.11	0.11	0.11	0.11

(18) Subsequent Events

        On February 19, 2013, the Company declared a quarterly dividend of eleven cents ($0.11) per share on each outstanding share of Class A Common Stock and Class B Common Stock.

 Watts Water Technologies, Inc. and Subsidiaries
Schedule II—Valuation and Qualifying Accounts
(Amounts in millions)

        For the Three Years Ended December 31:

	Balance At Beginning of Period	Additions Charged To Expense	Additions Charged To Other Accounts	Deductions	Balance At End of Period
Year Ended December 31, 2010
Allowance for doubtful accounts	$7.5	2.7	—	(1.3)	$8.9
Reserve for excess and obsolete inventories	$25.7	4.4	0.4	(6.6)	$23.9
Year Ended December 31, 2011
Allowance for doubtful accounts	$8.9	1.1	0.3	(1.2)	$9.1
Reserve for excess and obsolete inventories	$23.9	6.1	1.3	(5.1)	$26.2
Year Ended December 31, 2012
Allowance for doubtful accounts	$9.1	1.2	1.0	(1.6)	$9.7
Reserve for excess and obsolete inventories	$26.2	6.6	0.4	(6.2)	$27.0

 EXHIBIT INDEX

Exhibit No.		Description
3.1		Restated Certificate of Incorporation, as amended(14)
3.2		Amended and Restated By-Laws(1)
9.1		The Amended and Restated George B. Horne Voting Trust Agreement—1997 dated as of September 14, 1999(15)
10.1	*
Supplemental Compensation Agreement effective as of September 1, 1996 between the Registrant and Timothy P. Horne(9), Amendment No. 1, dated July 25, 2000(16), and Amendment No. 2 dated October 23, 2002(3)
10.2	*	Form of Indemnification Agreement between the Registrant and certain directors and officers of the Registrant(6)
10.3	*	1991 Non-Employee Directors' Nonqualified Stock Option Plan(10), and Amendment No. 1(9)
10.4	*
Watts Water Technologies, Inc. Pension Plan (amended and restated effective as of January 1, 2006) and First Amendment(20), Second Amendment, Third Amendment, Fourth Amendment, Fifth Amendment and Sixth Amendment(11)
10.5		Registration Rights Agreement dated July 25, 1986(5)
10.6	*	Executive Incentive Bonus Plan, as amended and restated as of January 1, 2008(8)
10.7		Amended and Restated Stock Restriction Agreement dated October 30, 1991(2), and Amendment dated August 26, 1997(12)
10.8	*	Retention Agreement dated as of June 14, 2012 between the Registrant and William C. McCartney(22)
10.9	*	Watts Industries, Inc. 2003 Non-Employee Directors' Stock Option Plan(3)
10.10	*	Watts Water Technologies, Inc. Management Stock Purchase Plan (Amended and Restated as of January 1, 2005), Amendment No. 1 and Amendment No. 2(19), and Amendment No. 3(11)
10.11
Note Purchase Agreement dated as of May 15, 2003 between the Registrant and the Purchasers named in Schedule A thereto relating to the Registrant's $50,000,000 4.87% Senior Notes, Series A, due May 15, 2010 and $75,000,000 5.47% Senior Notes, Series B, due May 15, 2013(7)
10.12		Form of 5.47% Senior Note due May 15, 2013(7)
10.13	*	Watts Water Technologies, Inc. Amended and Restated 2004 Stock Incentive Plan(23)
10.14	*	Non-Employee Director Compensation Arrangements
10.15	*	Watts Water Technologies, Inc. Supplemental Employees Retirement Plan as Amended and Restated Effective May 4, 2004, First Amendment and Second Amendment(20), Third Amendment and Fourth Amendment(11)
10.16	*	Form of Incentive Stock Option Agreement under the Watts Water Technologies, Inc. 2004 Stock Incentive Plan (18)
10.17	*	Form of Non-Qualified Stock Option Agreement under the Watts Water Technologies, Inc. 2004 Stock Incentive Plan(19)
10.18	*	Form of Restricted Stock Award Agreement for Employees under the Watts Water Technologies, Inc. 2004 Stock Incentive Plan (Incremental Vesting)(19)

Exhibit No.		Description
10.19	*	Form of Restricted Stock Award Agreement for Employees under the Watts Water Technologies, Inc. 2004 Stock Incentive Plan (Cliff Vesting)(18)
10.20	*	Form of Restricted Stock Award Agreement for Non-Employee Directors under the Watts Water Technologies, Inc. 2004 Stock Incentive Plan(17)
10.21
Note Purchase Agreement, dated as of April 27, 2006, between the Registrant and the Purchasers named in Schedule A thereto relating to the Registrant's $225,000,000 5.85% Senior Notes due April 30, 2016(4)
10.22		Form of 5.85% Senior Note due April 30, 2016(4)
10.23
Subsidiary Guaranty, dated as of April 27, 2006, in connection with the Registrant's 5.85% Senior Notes due April 30, 2016 executed by the subsidiary guarantors party thereto, including the form of Joinder to Subsidiary Guaranty(4)
10.24		First Amendment, dated as of April 27, 2006, to Note Purchase Agreement dated as of May 15, 2003 among the Registrant and the purchasers named therein(4)
10.25
Credit Agreement, dated as of June 18, 2010, among the Registrant, certain subsidiaries of the Registrant as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and the other lenders referred to therein(21)
10.26		Guaranty, dated as of June 18, 2010, by the Registrant and the Subsidiaries of the Registrant set forth therein, in favor of Bank of America, N.A. and other lenders referred to therein(21)
10.27		Note Purchase Agreement, dates as of June 18, 2010, between the Registrant and Purchasers named in Schedule A thereto relating to the Registrants $75,000,000 5.05% Senior Notes due June 18, 2020(21)
10.28		Form of 5.05% Senior Note due June 18, 2020(21)
10.29		Form of Subsidiary Guaranty in connection with the Registrants 5.05% Senior Notes due June 18, 2020, including the form of Joinder to Subsidiary Guaranty(21)
11		Statement Regarding Computation of Earnings per Common Share(13)
21		Subsidiaries
23		Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1		Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2		Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1		Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2		Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS	**	XBRL Instance Document.
101.SCH	**	XBRL Taxonomy Extension Schema Document.
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit No.		Description
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document.

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

(4)
Incorporated by reference to the Registrant's Current Report on Form 8-K dated April 27, 2006 (File No. 001-11499).

(5)
Incorporated by reference to the Registrant's Form S-1 (No. 33-6515) as part of the Second Amendment to such Form S-1 dated August 21, 1986.

(6)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 001-11499).

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

(9)
Incorporated by reference to the Registrant's Annual Report on Form 10-K for year ended June 30, 1996 (File No. 001-11499).

(10)
Incorporated by reference to Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1992 (File No. 001-11499).

(11)
Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-11499).

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

(20)
Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-11499).

(21)
Incorporated by reference to the Registrant's Current Report on Form 8-K dated June 18, 2010 (File No. 001-11499).

(22)
Incorporated by reference to the Registrant's Current Report on Form 8-K dated June 14, 2012 (File No. 001-11499).

(23)
Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-11499).

*
Management contract or compensatory plan or arrangement.

**
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the Years Ended December 31, 2012, 2011 and 2010, (ii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2012, 2011 and 2010, (iii) Consolidated Balance Sheets at December 31, 2012 and December 31, 2011, (iv) Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2012, 2011 and 2010, (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010, and (vi) Notes to Consolidated Financial Statements.