Form 10-Q
period 2013-03-31
WATTS WATER TECHNOLOGIES INC
filed 2013-05-09
CIK 795403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2013
Class A Common Stock, $0.10 par value	28,762,203

Class B Common Stock, $0.10 par value	6,588,680

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share information)

(Unaudited)

	March 31,	December 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$251.0	$271.8
Short-term investment securities	2.1	2.1
Trade accounts receivable, less allowance for doubtful accounts of $10.4 million at March 31, 2013 and $9.7 million at December 31, 2012	218.5	207.1
Inventories, net:
Raw materials	104.9	111.7
Work in process	21.7	20.5
Finished goods	173.1	158.5
Total Inventories	299.7	290.7
Prepaid expenses and other assets	27.8	22.7
Deferred income taxes	23.3	21.6
Total Current Assets	822.4	816.0
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	514.9	515.0
Accumulated depreciation	(292.7)	(291.4)
Property, plant and equipment, net	222.2	223.6
OTHER ASSETS:
Goodwill	499.5	508.2
Intangible assets, net	140.5	146.6
Deferred income taxes	3.9	4.8
Other, net	9.6	9.8
TOTAL ASSETS	$1,698.1	$1,709.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$134.1	$131.6
Accrued expenses and other liabilities	114.1	116.8
Accrued compensation and benefits	40.1	42.5
Current portion of long-term debt	77.0	77.1
Total Current Liabilities	365.3	368.0
LONG-TERM DEBT, NET OF CURRENT PORTION	306.8	307.5
DEFERRED INCOME TAXES	44.5	45.2
OTHER NONCURRENT LIABILITIES	45.5	48.8
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Class A Common Stock, $0.10 par value; 80,000,000 shares authorized; 1 vote per share; issued and outstanding 28,761,901 shares at March 31, 2013 and 28,673,639 shares at December 31, 2012	2.9	2.9
Class B Common Stock, $0.10 par value; 25,000,000 shares authorized; 10 votes per share; issued and outstanding, 6,588,680 shares at March 31, 2013 and at December 31, 2012	0.6	0.6
Additional paid-in capital	453.8	448.7
Retained earnings	509.2	498.1
Accumulated other comprehensive loss	(30.5)	(10.8)
Total Stockholders’ Equity	936.0	939.5
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,698.1	$1,709.0

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in millions, except per share information)

(Unaudited)

	First Quarter Ended
	March 31, 2013	April 1, 2012
Net sales	$362.1	$361.2
Cost of goods sold	232.6	232.7
GROSS PROFIT	129.5	128.5
Selling, general and administrative expenses	99.0	100.2
Restructuring and other charges, net	2.2	1.7
OPERATING INCOME	28.3	26.6
Other (income) expense:
Interest income	(0.1)	(0.2)
Interest expense	6.0	6.2
Other income, net	—	(0.9)
Total other expense	5.9	5.1
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	22.4	21.5
Provision for income taxes	6.3	6.0
NET INCOME FROM CONTINUING OPERATIONS	16.1	15.5
Income from discontinued operations, net of taxes	—	0.2
NET INCOME	$16.1	$15.7

BASIC EPS
Net income per share:
Continuing operations	$0.45	$0.42
Discontinued operations	—	—
NET INCOME	$0.45	$0.42
Weighted average number of shares	35.5	36.9

DILUTED EPS
Net income per share:
Continuing operations	$0.45	$0.42
Discontinued operations	—	—
NET INCOME	$0.45	$0.42
Weighted average number of shares	35.6	37.0

Dividends per share	$0.11	$0.11

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in millions)

(Unaudited)

	First Quarter Ended
	March 31, 2013	April 1, 2012
Net income	$16.1	$15.7

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(19.9)	16.5
Defined benefit pension plans:
Amortization of net losses included in net periodic pension cost	0.2	0.2
Defined benefit pension plans	0.2	0.2
Other comprehensive income (loss), net of tax	(19.7)	16.7
Comprehensive income (loss)	$(3.6)	$32.4

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	First Quarter Ended
	March 31, 2013	April 1, 2012
OPERATING ACTIVITIES
Net income	$16.1	$15.7
Less: Income from discontinued operations, net of taxes	—	0.2
Net income from continuing operations	16.1	15.5
Adjustments to reconcile net income from continuing operations to net cash provided by (used in) continuing operating activities:
Depreciation	8.7	8.3
Amortization of intangibles	3.7	4.2
Stock-based compensation	1.6	1.1
Deferred income tax (benefit)	(0.6)	2.9
Loss on disposal and impairment of property, plant and equipment and other	(0.1)	0.4
Changes in operating assets and liabilities, net of effects from business acquisitions and divestures:
Accounts receivable	(14.8)	(14.3)
Inventories	(12.2)	(5.1)
Prepaid expenses and other assets	(5.2)	(15.6)
Accounts payable, accrued expenses and other liabilities	0.1	5.6
Net cash provided by (used in) continuing operations	(2.7)	3.0
INVESTING ACTIVITIES
Additions to property, plant and equipment	(11.0)	(4.9)
Proceeds from the sale of property, plant and equipment	—	0.3
Business acquisitions, net of cash acquired	—	(17.6)
Net cash used in investing activities	(11.0)	(22.2)
FINANCING ACTIVITIES
Payments of long-term debt	(0.5)	(4.4)
Payment of capital leases and other	(1.3)	(0.2)
Proceeds from share transactions under employee stock plans	1.4	6.0
Tax benefit of stock awards exercised	0.5	0.4
Dividends	(3.9)	(4.2)
Net cash used in financing activities	(3.8)	(2.4)
Effect of exchange rate changes on cash and cash equivalents	(3.3)	1.6
Net cash provided in operating activities of discontinued operations	—	0.2
DECREASE IN CASH AND CASH EQUIVALENTS	(20.8)	(19.8)
Cash and cash equivalents at beginning of year	271.8	250.6
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$251.0	$230.8

NON-CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of businesses:
Fair value of assets acquired	$—	$27.7
Cash paid, net of cash acquired	—	17.6
Liabilities assumed	$—	$10.1
Issuance of stock under management stock purchase plan	$0.4	$0.4

CASH PAID FOR:
Interest	$0.6	$0.8
Income taxes	$10.0	$5.4

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the Watts Water Technologies, Inc. (the Company) Consolidated Balance Sheet as of March 31, 2013, the Consolidated Statements of Operations for the first quarter ended March 31, 2013 and April 1, 2012, the Consolidated Statements of Comprehensive Income (Loss) for the first quarter ended March 31, 2013 and April 1, 2012, and the Consolidated Statements of Cash Flows for the first quarter ended March 31, 2013 and April 1, 2012.

The consolidated balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements at that date. The accounting policies followed by the Company are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  The financial statements included in this report should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K for the year ended December 31, 2012. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2013.

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

Goodwill and Long-Lived Assets

The changes in the carrying amount of goodwill by geographic segment are as follows:

	March 31, 2013
	Gross Balance				Accumulated Impairment Losses			Net Goodwill
	Balance January 1, 2013	Acquired During the Period	Foreign Currency Translation and Other	Balance March 31, 2013	Balance January 1, 2013	Impairment Loss During the Period	Balance March 31, 2013	March 31, 2013
	(in millions)
North America	$225.6	$—	$(0.3)	$225.3	$(24.2)	$—	$(24.2)	$201.1
Europe, Middle East and Africa (EMEA)	293.9	—	(8.4)	285.5	—	—	—	285.5
Asia	12.9	—	—	12.9	—	—	—	12.9
Total	$532.4	$—	$(8.7)	$523.7	$(24.2)	$—	$(24.2)	$499.5

	April 1, 2012
	Gross Balance				Accumulated Impairment Losses			Net Goodwill
	Balance January 1, 2012	Acquired During the Period	Foreign Currency Translation and Other	Balance April 1, 2012	Balance January 1, 2012	Impairment Loss During the Period	Balance April 1, 2012	April 1, 2012
	(in millions)
North America	$213.8	$13.1	$0.1	$227.0	$(23.2)	$—	$(23.2)	$203.8
EMEA	285.3	—	7.6	292.9	—	—	—	292.9
Asia	12.7	—	0.1	12.8	—	—	—	12.8
Total	$511.8	$13.1	$7.8	$532.7	$(23.2)	$—	$(23.2)	$509.5

On January 31, 2012, the Company completed the acquisition of tekmar Control Systems (tekmar) in a share purchase transaction.  The initial purchase price paid was CAD $18.0 million, with post-closing adjustments related to working capital and an earnout based on the attainment of certain future earnings levels.  The initial purchase price paid was equal to approximately $17.8 million based on the exchange rate of Canadian dollar to U.S. dollar as of January 31, 2012.   The total purchase price will not exceed CAD $26.2 million.  The Company accounted for the transaction as a business combination.  In January 2013, the Company completed a purchase price allocation that resulted in the recognition of $11.7 million in goodwill and $10.1 million in intangible assets.

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

Intangible assets include the following:

	March 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Patents	$16.4	$(11.9)	$4.5	$16.5	$(11.7)	$4.8
Customer relationships	133.1	(71.4)	61.7	134.3	(68.7)	65.6
Technology	28.3	(9.8)	18.5	28.5	(9.3)	19.2
Trade Names	13.7	(2.2)	11.5	13.9	(1.9)	12.0
Other	8.7	(5.6)	3.1	8.7	(5.5)	3.2
Total amortizable intangibles	200.2	(100.9)	99.3	201.9	(97.1)	104.8
Indefinite-lived intangible assets	41.2	—	41.2	41.8	—	41.8
Total	$241.4	$(100.9)	$140.5	$243.7	$(97.1)	$146.6

Aggregate amortization expense for amortizable intangible assets for the first quarters of 2013 and 2012 was $3.7 million and $4.2 million.  Additionally, future amortization expense for the next five years on amortizable intangible assets is expected to be approximately $11.1 million for the remainder of 2013, $14.8 million for 2014, $14.5 million for 2015, $14.0 million for 2016 and $13.6 million for 2017. Amortization expense is recorded on a straight-line basis over the estimated useful lives of the intangible assets. The weighted-average remaining life of total amortizable intangible assets is 9.0 years. Patents, customer relationships, technology, trade names  and other amortizable intangibles have weighted-average remaining lives of 6.2 years, 6.3 years, 11.7 years, 11.3 years and 41.4 years, respectively. Indefinite-lived intangible assets primarily include trademarks and trade names.

Stock-Based Compensation

The Company maintains three stock incentive plans under which key employees and non-employee members of the Company’s Board of Directors have been granted incentive stock options (ISOs) and nonqualified stock options (NSOs) to purchase the Company’s Class A Common Stock. Only one plan, the 2004 Stock Incentive Plan, is currently available for the grant of new stock options, which are currently being granted only to employees.  Under the 2004 Stock Incentive Plan, options become exercisable over a four-year period at the rate of 25% per year and expire ten years after the grant date. ISOs and NSOs granted under the plans may have exercise prices of not less than 100% and 50% of the fair market value of the Class A Common Stock on the date of grant, respectively. The Company’s current practice is to grant all options at fair market value on the grant date. The Company issued 2,000 stock options during the first quarter of 2013.

The Company has also granted shares of restricted stock to key employees and stock awards to non-employee members of the Company’s Board of Directors under the 2004 Stock Incentive Plan.  Stock awards to non-employee members of the Company’s Board of Directors vest immediately, and employees’ restricted stock awards vest over a three-year period at the rate of one-third per year. The restricted stock awards are amortized to expense on a straight-line basis over the vesting period. The Company issued 667 shares of restricted stock under the 2004 Stock Incentive Plan in the first quarter of 2013.

The Company also has a Management Stock Purchase Plan that allows for the purchase of restricted stock units (RSUs) by key employees.  On an annual basis, key employees may elect to receive a portion of their annual incentive compensation in RSUs instead of cash.  Each RSU represents one share of Class A Common Stock and is purchased by the employee at 67% of the fair market value of the Company’s Class A Common Stock on the date of grant.  RSUs vest annually over a three-year period from the grant date and receipt of the shares underlying RSUs is deferred for a minimum of three years or such greater number of years as is chosen by the employee.  An aggregate of 2,000,000 shares of Class A Common Stock may be issued under the Management Stock Purchase Plan. The Company granted 44,777 RSUs and 63,739 RSUs in the first quarters of 2013 and 2012, respectively.

The fair value of each RSU issued under the Management Stock Purchase Plan is estimated on the date of grant, using the Black-Scholes-Merton Model, based on the following weighted average assumptions:

	2013	2012
Expected life (years)	3.0	3.0
Expected stock price volatility	34.1%	38.3%
Expected dividend yield	0.9%	1.1%
Risk-free interest rate	0.4%	0.4%

The above assumptions were used to determine the weighted average grant-date fair value of RSUs of $18.05 and $15.68 in 2013 and 2012, respectively.

A more detailed description of each of these plans can be found in Note 12 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Shipping and Handling

The Company’s shipping costs included in selling, general and administrative expenses were $9.1 million and $9.6 million for the first quarters of 2013 and 2012, respectively.

Research and Development

Research and development costs included in selling, general and administrative expenses were $5.4 million and $5.3 million for the first quarters of 2013 and 2012, respectively.

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

New Accounting Standards

In March 2013, the FASB issued Accounting Standards Update (ASU) No. 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Group of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This ASU is intended to eliminate diversity in practice on the release of cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest. In addition, the amendments in this ASU resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2013 and must be applied prospectively. The Company is currently evaluating the potential impact of this ASU.

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”, which requires additional disclosures about amounts reclassified out of OCI by component, either on the face of the income statement or as a separate footnote to the financial statements.  ASU 2013-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of this guidance has not had a material impact on the Company’s financial statements.

3. Discontinued Operations

On December 21, 2012, the Company completed the sale of all of the outstanding shares of its subsidiary, Flomatic Corporation (Flomatic). The sale excluded the backflow product line of Flomatic, which was retained by the Company.  Flomatic, located in Glens Falls, New York, specializes in manufacturing and selling check valves, foot valves and automatic hydraulic control valves for the well water industry. The Company acquired Flomatic as part of its acquisition of Danfoss Socla S.A.S. (Socla) in April 2011.  The Company evaluated the operations of Flomatic and determined that it would not have a substantial continuing involvement in Flomatic’s operations and cash flows. As a result, Flomatic’s cash flows and operations were eliminated from the continuing operations of the Company and classified as discontinued operations for all periods presented.

	First Quarter Ended
	March 31, 2013	April 1, 2012
	(in millions)
Operating income - Flomatic	$—	$0.3
Income before income taxes	—	0.3
Income tax expense	—	0.1
Income from discontinued operations, net of taxes	$—	$0.2

Revenues reported in discontinued operations are as follows:

	First Quarter Ended
	March 31, 2013	April 1, 2012
	(in millions)
Flomatic revenues — discontinued operations	$—	$3.0

4. Financial Instruments and Derivative Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including deferred compensation plan assets and related liability, and contingent consideration. There were no designated cash flow hedges as of March 31, 2013 and December 31, 2012.  The fair values of these certain financial assets and liabilities were determined using the following inputs at March 31, 2013 and December 31, 2012:

	Fair Value Measurements at March 31, 2013 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Assets
Plan asset for deferred compensation(1)	$4.3	$4.3	$—	$—
Total assets	$4.3	$4.3	$—	$—
Liabilities
Plan liability for deferred compensation(2)	$4.3	$4.3	$—	$—
Contingent consideration(3)	5.0	—	—	5.0
Total liabilities	$9.3	$4.3	$—	$5.0

	Fair Value Measurements at December 31, 2012 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Assets
Plan asset for deferred compensation(1)	$4.2	$4.2	$—	$—
Total assets	$4.2	$4.2	$—	$—
Liabilities
Plan liability for deferred compensation(2)	$4.2	$4.2	$—	$—
Contingent consideration(3)	5.2	—	—	5.2
Total liabilities	$9.4	$4.2	$—	$5.2

(1)       Included in other, net on the Company’s consolidated balance sheet.

(2)       Included in accrued compensation and benefits on the Company’s consolidated balance sheet.

(3)       Included in other noncurrent liabilities and accrued expenses and other liabilities on the Company’s consolidated balance sheet.

The table below provides a summary of the changes in fair value of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period December 31, 2012 to March 31, 2013.

	Balance	Purchases,	Total realized and unrealized gains (losses) included in:		Balance
	December 31, 2012	sales, settlements, net	Earnings	Comprehensive income	March 31, 2013
	(in millions)
Contingent consideration	$5.2	$—	$—	$(0.2)	$5.0

In connection with the tekmar acquisition in January 2012, a contingent liability of $5.1 million was recognized as the estimate of the acquisition date fair value of the contingent consideration. This liability was classified as Level 3 under the fair value hierarchy as it was based on the probability of achievement of a future performance metric as of the date of the acquisition, which was not observable in the market.  Failure to meet the performance metrics would reduce this liability to zero; while complete achievement would increase this liability to the full remaining purchase price of $8.2 million.

Short-term investment securities as of March 31, 2013 consist of a certificate of deposit with a remaining maturity of greater than three months at the date of purchase, for which the carrying amount is a reasonable estimate of fair value.

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

The Company has exposure to a number of foreign currency rates, including the Canadian Dollar, the Euro, the Chinese Yuan and the British Pound. To manage this risk, the Company generally uses a layering methodology whereby at the end of any quarter the Company has generally entered into forward exchange contracts which hedge approximately 50% of the projected intercompany purchase transactions for the next twelve months. The Company primarily uses this strategy for purchases between Canada and the U.S. The average volume of contracts can vary but generally is approximately $5 million to $15 million in open contracts at the end of any given quarter. At March 31, 2013, the Company had contracts for notional amounts aggregating to $7.5 million.  The Company accounts for the forward exchange contracts as an economic hedge. Realized and unrealized gains and losses on the contracts are recognized in other (income) expense in the consolidated statement of operations. These contracts do not subject the Company to significant market risk from exchange movement because they offset gains and losses on the related foreign currency denominated transactions.

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

	March 31,	December 31,
	2013	2012
	(in millions)
Carrying amount	$383.8	$384.6
Estimated fair value	$418.6	$420.8

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

The Company also periodically initiates other actions which are not part of a major program.  In December 2012 and March 2013, the Company initiated restructuring activities in Europe to relocate certain manufacturing activities.  Total expected costs are $5.0 million, including severance and relocation costs. The net after tax charge of $3.5 million will be incurred through mid-2014.

A summary of the pre-tax cost by restructuring program is as follows:

	First Quarter Ended
	March 31, 2013	April 1, 2012
	(in millions)
Restructuring costs:
2010 Actions	$0.4	$—
2011 Actions	0.1	0.5
Other Actions	1.7	0.7
Total restructuring charges	2.2	1.2
Other charges related to impairments	—	0.5
Total restructuring and other charges, net	$2.2	$1.7

The Company recorded pre-tax restructuring and other charges, net in its business segments as follows:

	First Quarter Ended
	March 31, 2013	April 1, 2012
	(in millions)
North America	$0.2	$0.4
EMEA	2.0	1.3
Total	$2.2	$1.7

6. Earnings per Share

The following tables set forth the reconciliation of the calculation of earnings per share:

	For the First Quarter Ended March 31, 2013			For the First Quarter Ended April 1, 2012
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(amounts in millions, except per share amounts)
Basic EPS
Net income:
Continuing operations	$16.1	35.5	$0.45	$15.5	36.9	$0.42
Discontinued operations	—		—	0.2		—
Net income	$16.1		$0.45	$15.7		$0.42
Effect of dilutive securities
Common stock equivalents		0.1			0.1
Diluted EPS
Net income:
Continuing operations	$16.1		$0.45	$15.5		$0.42
Discontinued operations	—		—	0.2		—
Net income	$16.1	35.6	$0.45	$15.7	37.0	$0.42

Options to purchase 0.4 million and 0.3 million shares of Class A Common Stock were outstanding during the first quarters of 2013 and 2012, respectively, but were not included in the computation of diluted EPS because to do so would be anti-dilutive.

On April 30, 2013, the Company announced that its Board of Directors has authorized the repurchase of up to $90 million of the Company’s Class A Common Stock from time to time on the open market or in privately negotiated transactions.  The timing and number of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions.  Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws.  The repurchase program may be suspended or discontinued at any time.

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

The following is a summary of the Company’s significant accounts and balances by segment, reconciled to the consolidated totals:

	First Quarter Ended
	March 31, 2013	April 1, 2012
	(in millions)
Net Sales
North America	$213.0	$207.0
EMEA	142.4	149.2
Asia	6.7	5.0
Consolidated net sales	$362.1	$361.2

Operating income (loss)
North America	$24.0	$19.9
EMEA	10.6	12.8
Asia	2.9	1.4
Subtotal reportable segments	37.5	34.1

Corporate (*)	(9.2)	(7.5)
Consolidated operating income	28.3	26.6

Interest income	0.1	0.2
Interest expense	(6.0)	(6.2)
Other income, net	—	0.9
Income from continuing operations before income taxes	$22.4	$21.5

Capital Expenditures
North America	$8.2	$2.6
EMEA	2.2	2.2
Asia	0.6	0.1
Consolidated capital expenditures	$11.0	$4.9

Depreciation and Amortization
North America	$5.0	$4.7
EMEA	6.7	7.3
Asia	0.7	0.5
Consolidated depreciation and amortization	$12.4	$12.5

Identifiable Assets (at end of period)
North America	810.8	847.2
EMEA	795.5	808.3
Asia	91.8	79.1
Discontinued operations	—	14.3
Consolidated identifiable assets	$1,698.1	$1,748.9

Property, plant and equipment, net (at end of period)
North America	$85.2	$75.2
EMEA	122.2	134.1
Asia	14.8	14.7
Consolidated property, plant and equipment, net	$222.2	$224.0

*                      Corporate expenses are primarily for administrative compensation expense, internal controls costs, professional fees, including legal and audit expenses, shareholder services and benefit administration costs. These costs are not allocated to the geographic segments as they are viewed as corporate functions that support all activities.

The above operating segments are presented on a basis consistent with the presentation included in the Company’s December 31, 2012 consolidated financial statements included in its Annual Report on Form 10-K.

The following includes U.S. net sales and U.S. property, plant and equipment of the Company’s North America segment:

	First Quarter Ended
	March 31, 2013	April 1, 2012
	(in millions)

U.S. net sales	$192.8	$187.0
U.S. property, plant and equipment (at end of period)	$79.9	$69.2

The following includes intersegment sales for North America, EMEA and Asia:

	First Quarter Ended
	March 31, 2013	April 1, 2012
	(in millions)
Intersegment Sales
North America	$1.3	$1.4
EMEA	2.7	2.6
Asia	41.6	31.1
Intersegment sales	$45.6	$35.1

The North America segment includes $4.4 million in assets held for sale at April 1, 2012.

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

	First Quarter Ended
	March 31, 2013	April 1, 2012
	(in millions)
Net Sales
Residential & commercial flow control	$200.4	$198.2
HVAC & gas	107.7	109.7
Drains & water re-use	33.9	33.8
Water quality	20.1	19.5
Consolidated net sales	$362.1	$361.2

8. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of the following:

	Foreign Currency Translation	Pension Adjustment	Accumulated Other Comprehensive Income (Loss)
	(in millions)

Balance December 31, 2012	$14.4	$(25.2)	$(10.8)
Change in period	(19.9)	0.2	(19.7)
Balance March 31, 2013	$(5.5)	$(25.0)	$(30.5)

Balance December 31, 2011	$0.1	$(19.1)	$(19.0)
Change in period	16.5	0.2	16.7
Balance April 1, 2012	$16.6	$(18.9)	$(2.3)

Accumulated other comprehensive income (loss) in the consolidated balance sheets as of March 31, 2013 and April 1, 2012 consists primarily of cumulative translation adjustments and pension related net actuarial loss.

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

Borrowings outstanding under the Credit Agreement bear interest at a fluctuating rate per annum equal to (i) in the case of Eurocurrency rate loans, the British Bankers’ Association LIBOR rate plus an applicable percentage, ranging from 1.70% to 2.30%, determined by reference to the Company’s consolidated leverage ratio plus, in the case of certain lenders, a mandatory cost calculated in accordance with the terms of the Credit Agreement, or (ii) in the case of base rate loans and swing line loans, the highest of (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such day as announced by Bank of America, N.A. as its “prime rate,” and (c) the British Bankers’ Association LIBOR rate plus 1.0%, plus an applicable percentage, ranging from 0.70% to 1.30%, determined by reference to the Company’s consolidated leverage ratio. In addition to paying interest under the Credit Agreement, the Company is also required to pay certain fees in connection with the credit facility, including, but not limited to, a facility fee and letter of credit fees. Under the Credit Agreement, the Company is required to satisfy and maintain specified financial ratios and other financial condition tests.  The Company may repay loans outstanding under the Credit Agreement from time to time without premium or penalty, other than customary breakage costs, if any, and subject to the terms of the Credit Agreement. As of March 31, 2013, the Company was in compliance with all covenants related to the Credit Agreement and had $270.4 million of unused and available credit under the Credit Agreement and $29.6 million of stand-by letters of credit outstanding on the Credit Agreement. The Company did not have any borrowings outstanding under the Credit Agreement at March 31, 2013.

The Company is a party to several note agreements as further detailed in Note 10 of Notes to Consolidated Financial Statements of the Annual Report on Form 10-K for the year ended December 31, 2012.  These note agreements require the Company to maintain a fixed charge coverage ratio of consolidated EBITDA plus consolidated rent expense during the period to consolidated fixed charges.  Consolidated fixed charges are the sum of consolidated interest expense for the period and consolidated rent expense.  As of March 31, 2013, the Company was in compliance with all covenants regarding these note agreements.  The note agreements include $75.0 million of unsecured senior notes maturing on May 15, 2013 which have been included in the current portion of long-term debt in the Company’s consolidated balance sheet.

10. Contingencies and Environmental Remediation

Accrual and Disclosure Policy

The Company is a defendant in numerous legal matters arising from its ordinary course of operations, including those involving product liability, environmental matters and commercial disputes.

The Company reviews its lawsuits and other legal proceedings on an ongoing basis and follows appropriate accounting guidance when making accrual and disclosure decisions.  The Company establishes accruals for matters when the Company assesses that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated, net of any applicable insurance proceeds.  The Company does not establish accruals for such matters when the Company does not believe both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated.  The Company’s assessment of whether a loss is probable is based on its assessment of the ultimate outcome of the matter following all appeals.

There may continue to be exposure to loss in excess of any amount accrued.  When it is possible to estimate the reasonably possible loss or range of loss above the amount accrued for the matters disclosed, that estimate is aggregated and disclosed.  The Company records legal costs associated with its legal contingencies as incurred.

As of March 31, 2013, the Company estimates that the aggregate amount of reasonably possible loss in excess of the amount accrued for its legal contingencies is approximately $8.3 million pre-tax.  With respect to the estimate of reasonably possible loss, management has estimated the upper end of the range of reasonably possible loss based on (i) the amount of money damages claimed, where applicable, (ii) the allegations and factual development to date, (iii) available defenses based on the allegations, and/or (iv) other potentially liable parties.  This estimate is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties.  The matters underlying the estimate will change from time to time, and actual results may vary significantly from the current estimate.  In the event of an unfavorable outcome in one or more of the matters described below, the ultimate liability may be in excess of amounts currently accrued, if any, and may be material to the Company’s operating results or cash flows for a particular quarterly or annual period.  However, based on information currently known to it, management believes that the ultimate outcome of all matters described below, as they are resolved over time, is not likely to have a material effect on the financial position of the Company.

On March 8, 2012, Watts Water Technologies, Inc., Watts Regulator Co., and Watts Plumbing Technologies (Taizho) Co., Ltd., among other companies, were named as defendants in a putative nationwide class action complaint filed in the U.S. District Court for the Northern District of California seeking to recover damages and other relief based on the alleged failure of toilet connectors.  The complaint seeks among other items, damages in an unspecified amount, replacement costs, injunctive relief, and attorneys’ fees and costs.

The Company is unable to estimate a range of reasonably possible loss for the above matter in which damages have not been specified because: (i) the proceedings are in the early stages; (ii) there is uncertainty as to the likelihood of a class being certified or the ultimate size of the class; (iii) there are significant factual issues to be resolved; and (iv) there are novel legal issues presented.  However, based on information currently known to the Company, it does not believe that these proceedings will have a material effect on its financial position, results of operations, cash flows or liquidity.

Product Liability

The Company is subject to a variety of potential liabilities in connection with product liability cases.  The Company maintains product liability and other insurance coverage, which the Company believes to be generally in accordance with industry practices.  For product liability cases in the U.S., management establishes its product liability accrual by utilizing third-party actuarial valuations which incorporate historical trend factors and the Company’s specific claims experience derived from loss reports provided by third-party administrators.  In other countries, the Company maintains insurance coverage with relatively high deductible payments, as product liability claims tend to be smaller than those experienced in the U.S.

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

Asbestos Litigation

The Company is defending approximately 42 lawsuits in different jurisdictions, alleging injury or death as a result of exposure to asbestos.  The complaints in these cases typically name a large number of defendants and do not identify any particular Company products as a source of asbestos exposure.  To date, the Company has obtained a dismissal in every case before it has reached trial because discovery has failed to yield evidence of substantial exposure to any Company products.

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

The components of net periodic benefit cost are as follows:

	First Quarter Ended
	March 31, 2013	April 1, 2012
	(in millions)
Service cost	$0.1	$0.2
Interest costs on benefits obligation	1.4	1.4
Expected return on assets	(1.7)	(1.7)
Net actuarial loss amortization	0.2	0.1
Net periodic benefit cost	$—	$—

The information related to the Company’s pension funds cash flow is as follows:

	First Quarter Ended
	March 31, 2013	April 1, 2012
	(in millions)
Employer contributions	$0.2	$0.2

The Company expects to contribute approximately $0.6 million to its pension plans for the remainder of 2013.

12. Subsequent Event

Dividend Declared

On April 30, 2013, the Company declared a quarterly dividend of thirteen cents ($0.13) per share on each outstanding share of Class A Common Stock and Class B Common Stock payable on May 31, 2013 to stockholders of record at the close of business on May 20, 2013.

Stock Repurchase Program

On April 30, 2013, the Board of Directors authorized a stock repurchase program of up to $90 million of the Company’s Class A Common Stock to be purchased from time to time on the open market or in privately negotiated transactions.  The timing and number of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions.

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

We are a leading supplier of products for use in the water quality, water safety, water flow control and water conservation markets in both North America and EMEA (Europe, Middle East and Africa), with a growing presence in Asia. For over 138 years, we have designed and manufactured products that promote comfort and safety of people and the quality and conservation of water used in commercial and residential applications. We earn revenue and income almost exclusively from the sale of our products. Our principal product lines are:

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

Our business is reported in three geographic segments: North America, EMEA and Asia. We distribute our products through three primary distribution channels: wholesale, do-it-yourself (DIY) and original equipment manufacturers (OEMs). Interest rates, the unemployment rate and credit availability have an indirect effect on the demand for our products due to the effect such rates have on the number of new residential and commercial construction starts and remodeling projects. All of these activities have an impact on our levels of sales and earnings. An additional factor that has an effect on our sales and operating income is fluctuation in foreign currency exchange rates, as approximately 47% of our sales in the first quarter ended March 31, 2013, and certain portions of our costs, assets and liabilities are denominated in currencies other than the U.S. dollar.

During the first quarter of 2013, sales increased $0.9 million primarily from the appreciation of the euro against the dollar of $1.3 million and acquired sales of $0.7 million, offset by a decrease in organic sales of $1.1 million.  Organic sales decreased by 0.3% compared to last year’s comparable period, primarily from decreased sales in France and Germany.  Organic sales in the first quarter of 2013 decreased in EMEA by $8.2 million, or 5.5%, offset by an increase in North America of $5.4 million, or 2.6%, and an increase in Asia of $1.7 million, or 34.0%.  Organic sales growth excludes the impacts of acquisitions, divestitures and foreign exchange from year-over-year comparisons.  We believe this provides investors with a more complete understanding of underlying sales trends by providing sales growth on a consistent basis.  Gross margins increased in the first quarter of 2013 as compared to 2012 by 0.1 percentage points.  Operating income of $28.3 million increased by 6.4% in the first quarter of 2013 as compared to the first quarter of 2012, driven by SG&A cost reductions and improved gross margins.  Foreign exchange movements were immaterial year to year.

We believe that the factors relating to our future growth include the demand for clean water around the world, regulatory requirements relating to the quality and conservation of water, continued enforcement of plumbing and building codes, our ability to grow organically in select attractive market segments and geographic regions, the successful completion of selective acquisitions, both in our core markets as well as in new complementary markets, and a healthy economic environment that fosters residential and commercial construction.  Our acquisition strategy focuses on businesses that manufacture preferred brand name products that address our themes of water quality, water conservation, water safety, water flow control, HVAC and related complementary markets. We target businesses that will provide us with one or more of the following: an entry into new markets, an increase in shelf space with existing customers, a new or improved technology or an expansion of the breadth of our water quality, water conservation, water safety and water flow control and HVAC products for the residential and commercial construction markets.

We have completed 36 acquisitions since divesting our industrial and oil and gas business in 1999.  On January 31, 2012, we completed the acquisition of tekmar Control Systems (tekmar) in a share purchase transaction.  A designer and manufacturer of control systems used in heating, ventilation, and air conditioning applications; tekmar has enhanced our hydronic systems product offerings in the U.S. and Canada.  The initial purchase price paid was CAD $18.0 million, with an earn-out based on the achievement of certain future earnings levels.  The initial purchase price paid was equal to approximately $17.8 million based on the exchange rate of Canadian dollar to U.S. dollars as of January 31, 2012.  The total purchase price will not exceed CAD $26.2 million.  Sales for tekmar in 2011 were approximately $11.0 million.

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

Another risk we face in all areas of our business is competition. We consider brand preference, engineering specifications, code requirements, price, technological expertise, delivery times, quality and breadth of product offerings to be the primary competitive factors. We believe that product development, product testing capability, breadth of product offerings and investment in plant and equipment needed to manufacture products in compliance with code requirements represent a competitive advantage for us. We expect to spend approximately $41 million during 2013 for purchases of capital equipment, including our continuing conversion of a portion of our manufacturing facilities to lead free production.

Recent Events

Dividend Declared

On April 30, 2013, we declared a quarterly dividend of thirteen cents ($0.13) per share on each outstanding share of Class A Common Stock and Class B Common Stock payable on May 31, 2013 to stockholders of record at the close of business on May 20, 2013.

Stock Repurchase Program

On April 30, 2013, the Board of Directors authorized a stock repurchase program of up to $90 million of our Class A Common Stock to be purchased from time to time on the open market or in privately negotiated transactions.  The timing and number of any shares repurchased will be determined by management based on its evaluation of market conditions.  We anticipate purchasing approximately $23 million in repurchased shares during the remainder of 2013.

Results of Operations

First Quarter Ended March 31, 2013 Compared to First Quarter Ended April 1, 2012

Net Sales.  Our business is reported in three geographic segments: North America, EMEA and Asia. Our net sales in each of these segments for each of the first quarters of 2013 and 2012 were as follows:

	First Quarter Ended March 31, 2013		First Quarter Ended April 1, 2012			% Change to Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales
	(dollars in millions)
North America	$213.0	58.8%	$207.0	57.3%	$6.0	1.7%
EMEA	142.4	39.3	149.2	41.3	(6.8)	(1.9)
Asia	6.7	1.9	5.0	1.4	1.7	0.4
Total	$362.1	100.0%	$361.2	100.0%	$0.9	0.2%

The change in net sales was attributable to the following:

					Change As a % of Consolidated Net Sales				Change As a % of Segment Net Sales
	North America	EMEA	Asia	Total	North America	EMEA	Asia	Total	North America	EMEA	Asia
	(dollars in millions)
Organic	$5.4	$(8.2)	$1.7	$(1.1)	1.5%	(2.2)%	0.4%	(0.3)%	2.6%	(5.5)%	34.0%
Foreign exchange	(0.1)	1.4	—	1.3	—	0.3	—	0.3	—	0.9	—
Acquired	0.7	—	—	0.7	0.2	—	—	0.2	0.3	—	—
Total	$6.0	$(6.8)	$1.7	$0.9	1.7%	(1.9)%	0.4%	0.2%	2.9%	(4.6)%	34.0%

Our products are sold to wholesalers, DIY Chains, and OEMs. The change in organic net sales by channel was attributable to the following:

					Change As a % of Prior Year Sales
	Wholesale	DIY	OEMs	Total	Wholesale	DIY	OEMs

North America	$4.1	$0.3	$1.0	$5.4	2.8%	0.7%	6.1%
EMEA	(4.1)	(1.5)	(2.6)	(8.2)	(5.3)	(26.8)	(3.9)
Asia	1.7	—	—	1.7	34.0	—	—
Total	$1.7	$(1.2)	$(1.6)	$(1.1)	0.7%	(1.6)%	(1.9)%

Organic net sales in the North America wholesale market increased in the first quarter of 2013, compared to the first quarter of 2012, mainly from increased sales in residential and commercial products and our HVAC product lines.  Organic sales increased in the North American DIY market in the first quarter of 2013 compared to the first quarter of 2012, as residential and commercial products, HVAC and water quality product sales increased.  Organic net sales in the North America OEM market increased compared to the first quarter of 2012 due to the recovery in the sales to residential boiler manufacturers and into the food service OEM market.

Organic net sales in the EMEA wholesale market decreased in the first quarter of 2013 as compared to the same period in 2012 primarily due to the economic market conditions in France.  Organic net sales into the EMEA OEM market decreased as compared to the first quarter of 2012 primarily due to weather related OEM customer delays in Germany.

The net increase in sales due to foreign exchange was primarily due to the appreciation of the euro against the U.S. dollar. We cannot predict whether the euro will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

Acquired net sales growth in North America was due to the inclusion of tekmar.

Gross Profit. Gross profit and gross profit as a percent of net sales (gross margin) for the first quarters of 2013 and 2012 were as follows:

	First Quarter Ended
	March 31, 2013	April 1, 2012
	(dollars in millions)
Gross profit	$129.5	$128.5
Gross margin	35.7%	35.6%

Gross margin increased 0.1 percentage points in the first quarter of 2013 compared to the first quarter of 2012.  North America’s gross margin increased compared to the first quarter of 2012 due to improved productivity, which largely offset inefficiencies related to our lead free conversion program.  EMEA’s gross margin decreased due primarily to lower overhead absorption related to reduced volume, partially offset by productivity initiatives.  Pricing pressures and sales mix in North America restricted gross margin expansion.  Sales mix also negatively affected gross margins in EMEA.

Selling, General and Administrative Expenses.  Selling, general and administrative, or SG&A, expenses for the first quarter of 2013 decreased $1.2 million, or 1.2%, compared to the first quarter of 2012.  The decrease in SG&A expenses was attributable to the following:

	(in millions)	% Change

Organic	$(1.9)	(1.9)%
Foreign exchange	0.4	0.4
Acquired	0.3	0.3
Total	$(1.2)	(1.2)%

The organic decrease in SG&A expenses was primarily due to reduced insurance costs of $0.7 million, reduced information technology related professional services costs of $0.5 million and reduced amortization of $0.5 million, partially offset by increased personnel costs due to inflation.  The increase in SG&A expenses from foreign exchange was primarily due to the appreciation of the euro against the U.S. dollar in 2013. Acquired SG&A costs were related to the tekmar acquisition.  Total SG&A expenses, as a percentage of sales, were 27.3% in the first quarter of 2013 and 27.7% in the first quarter of 2012.

Restructuring and Other Charges, Net. In the first quarter of 2013, we recorded a net charge of $2.2 million primarily for involuntary terminations and other costs incurred as part of our Europe and North America restructuring plans, as compared to $1.7 million of restructuring charges for the first quarter of 2012.  For a more detailed description of our current restructuring plans, see Note 5 of Notes to Consolidated Financial Statements.

Operating Income.  Operating income (loss) by geographic segment for the first quarters of 2013 and 2012 were as follows:

	First Quarter Ended			% Change to Consolidated Operating
	March 31, 2013	April 1, 2012	Change	Income
	(dollars in millions)
North America	$24.0	$19.9	$4.1	15.4%
EMEA	10.6	12.8	(2.2)	(8.2)
Asia	2.9	1.4	1.5	5.6
Corporate	(9.2)	(7.5)	(1.7)	(6.4)
Total	$28.3	$26.6	$1.7	6.4%

The increase (decrease) in operating income (loss) is attributable to the following:

						Change					Change
						As a % of Consolidated Operating Income					As a % of Segment Operating Income
	North America	EMEA	Asia	Corp.	Total	North America	EMEA	Asia	Corp.	Total	North America	EMEA	Asia	Corp.
	(dollars in millions)
Organic	$3.4	$(1.6)	$1.8	$(1.7)	$1.9	12.8%	(6.0)%	6.7%	(6.4)%	7.1%	17.1%	(12.5)%	128.5%	(22.7)%
Foreign exchange	—	0.1	—	—	0.1	—	0.4	—	—	0.4	—	0.8	—	—
Acquired	0.1	—	—	—	0.1	0.4	—	—	—	0.4	0.5	—	—	—
Restructuring, impairment charges and other	0.6	(0.7)	(0.3)	—	(0.4)	2.2	(2.6)	(1.1)	—	(1.5)	3.0	(5.5)	(21.4)	—
Total	$4.1	$(2.2)	$1.5	$(1.7)	$1.7	15.4%	(8.2)%	5.6%	(6.4)%	6.4%	20.6%	(17.2)%	107.1%	(22.7)%

The increase in consolidated operating income was due primarily to a decrease of SG&A costs and an increase in gross margin as previously discussed.  The increase in North America’s organic operating income was driven by improved gross profit driven by higher sales volume.  In addition, North America’s operating income benefitted from lower SG&A costs.  The EMEA operating income decrease was due to lower gross margin from volume declines, partially offset by SG&A cost reductions.  Corporate costs increased over the prior year due to personnel costs of $1.3 million for investments in new positions, higher stock option expenses, and $0.4 million in higher legal services.  The acquired operating income was related to the tekmar acquisition.

Interest Expense.  Interest expense decreased $0.2 million, or 3.2%, for the first quarter of 2013 as compared to the first quarter of 2012 due to lower balance outstanding on the line of credit.

Other income, net.  Other income, net decreased $0.9 million for the first quarter of 2013 as compared to the first quarter of 2012, primarily due to favorable customs settlement recorded in 2012.

Income Taxes.  Our effective income tax rate for continuing operations decreased to 27.8% in the first quarter of 2013, from 28.0% for the first quarter of 2012.  The effective tax rate in the first quarter of both 2012 and 2013 is less than our normal effective tax rate. During the first quarter of 2012, the completion of a tax audit in Europe triggered the net release of a reserve of $0.5 million.  Additionally, the reversal of a non-deductible accrual of $0.3 in China also contributed to a lower rate for the period.  The lower tax rate for the first quarter of 2013 is primarily the result of the earnings mix in Europe.

Net Income.  Net income from continuing operations for the first quarter of 2013 was $16.1 million, or $0.45 per common share, compared to $15.5 million, or $0.42 per common share, for the first quarter of 2012. Results for the first quarter of 2013 include an after-tax charge of $1.5 million, or $0.04 per common share, for restructuring and other charges, compared to $1.0 million, or $0.03 per common share, for the first quarter of 2012.  The net effect of the stock repurchase program undertaken during the second quarter of 2012 positively affected earnings by $0.02, when comparing first quarter results for 2013 and 2012.

Liquidity and Capital Resources

We used $2.7 million of cash from operating activities in the first quarter of 2013 as compared to cash generation of $3.0 million in the first quarter of 2012. This decrease is primarily due to an investment in inventory for the lead free transition program.

We used $11.0 million of net cash for investing activities for the first quarter of 2013, for capital equipment, primarily related to our new lead free foundry.  For the remainder of fiscal year 2013, we expect to invest approximately $30 million in capital equipment as part of our ongoing commitment to improve our operating capabilities, and complete the lead free foundry.

We used $3.8 million of net cash for financing activities for the first quarter of 2013 primarily for dividend payments, and the repayment of debt, offset by proceeds from employee share transactions.

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

Borrowings outstanding under the Credit Agreement bear interest at a fluctuating rate per annum equal to (i) in the case of Eurocurrency rate loans, the British Bankers’ Association LIBOR rate plus an applicable percentage, ranging from 1.70% to 2.30%, determined by reference to our consolidated leverage ratio plus, in the case of certain lenders, a mandatory cost calculated in accordance with the terms of the Credit Agreement, or (ii) in the case of base rate loans and swing line loans, the highest of (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such day as announced by Bank of America, N.A. as its “prime rate,” and (c) the British Bankers’ Association LIBOR rate plus 1.0%, plus an applicable percentage, ranging from 0.70% to 1.30%, determined by reference to our consolidated leverage ratio. In addition to paying interest under the Credit Agreement, we are also required to pay certain fees in connection with the credit facility, including, but not limited to, a facility fee and letter of credit fees. Under the Credit Agreement, we are required to satisfy and maintain specified financial ratios and other financial condition tests. We may repay loans outstanding under the Credit Agreement from time to time without premium or penalty, other than customary breakage costs, if any, and subject to the terms of the Credit Agreement.  As of March 31, 2013, we had $29.6 million of stand-by letters of credit outstanding under the Credit Agreement. As of March 31, 2013, we were in compliance with all covenants related to the Credit Agreement and had $270.4 million of unused and available credit under the Credit Agreement.

Working capital (defined as current assets less current liabilities) as of March 31, 2013 was $457.1 million compared to $448.0 million as of December 31, 2012.  Cash and cash equivalents decreased to $251.0 million as of March 31, 2013, compared to $271.8 million as of December 31, 2012. The ratio of current assets to current liabilities was 2.3 to 1 as of March 31, 2013 and 2.2 to 1 as of December 31, 2012.  The decrease in cash and cash equivalents was driven primarily by the increase in inventory and capital spend related to our lead free transition program.

As of March 31, 2013, we held $251.0 million in cash and cash equivalents.  Of this amount, approximately $137.2 million of cash and cash equivalents was held by foreign subsidiaries.  Our ability to fund operations from this balance could be limited by possible tax implications of moving proceeds across jurisdictions.  Our U.S. operations currently generate sufficient cash flows to meet our domestic obligations.  We also have the ability to borrow funds at reasonable interest rates, utilize the committed funds under our Credit Agreement or recall intercompany loans.  However, if amounts held by foreign subsidiaries were needed to fund operations in the United States, we could be required to accrue and pay taxes to repatriate these funds.  Such charges may include a federal tax of up to 35.0% on dividends received in the U.S., potential state income taxes and an additional withholding tax payable to foreign jurisdictions of up to 10.0%.  However, our intent is to permanently reinvest undistributed earnings of foreign subsidiaries and we do not have any current plans to repatriate them to fund operations in the United States.

We anticipate paying the $75.0 million of unsecured 5.47% senior notes maturing on May 15, 2013 with available cash on hand.

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

A reconciliation of net cash provided by (used in) operating activities to free cash flow and calculation of our cash conversion rate is provided below:

	First Quarter Ended
	March 31, 2013	April 1, 2012
	(in millions)
Net cash provided by (used in) operating activities	$(2.7)	$3.0
Less: additions to property, plant, and equipment	(11.0)	(4.9)
Plus: proceeds from the sale of property, plant, and equipment	—	0.3
Free cash out flow	$(13.7)	$(1.6)

Net income from continuing operations	$16.1	$15.5

Cash conversion rate of free cash out flow to net income from continuing operations	-85.1%	-10.3%

Our free cash flow decreased in the first quarter of 2013 when compared to the first quarter of 2012 primarily due to cash investment in working capital and additional capital spending, primarily related to the lead free transition program.

Our net debt to capitalization ratio (a non-GAAP financial measure) for the first quarter of 2013 was 12.4%, compared to 10.7% at December 31, 2012. The increase in net debt to capitalization ratio is due primarily to cash outlay related to our capital investment in our lead free foundry and our investment in lead free inventory.  Management believes the net debt to capitalization ratio is an appropriate supplemental measure because it helps investors understand our ability to meet our financing needs and serves as a basis to evaluate our financial structure. Our computation may not be comparable to other companies that may define their net debt to capitalization ratios differently.

A reconciliation of long-term debt (including current portion) to net debt and our net debt to capitalization ratio is provided below:

	March 31,	December 31,
	2013	2012
	(in millions)
Current portion of long-term debt	$77.0	$77.1
Plus: long-term debt, net of current portion	306.8	307.5
Less: cash and cash equivalents	(251.0)	(271.8)
Net debt	$132.8	$112.8

	March 31,	December 31,
	2013	2012
	(in millions)
Net debt	$132.8	$112.8
Plus: total stockholders’ equity	936.0	939.5
Capitalization	$1,068.8	$1,052.3
Net debt to capitalization ratio	12.4%	10.7%

We maintain letters of credit that guarantee our performance or payment to third parties in accordance with specified terms and conditions. Amounts outstanding were approximately $29.8 million as of March 31, 2013 and $34.8 million at December 31, 2012. Our letters of credit are primarily associated with insurance coverage and, to a lesser extent, foreign purchases and generally expire within one year of issuance. These instruments may exist or expire without being drawn down; therefore they do not necessarily represent future cash flow obligations.

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

Application of Critical Accounting Policies and Key Estimates

The preparation of our consolidated financial statements in accordance with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported. A critical accounting estimate is an assumption about highly uncertain matters and could have a material effect on the consolidated financial statements if another, also reasonable, amount were used, or, a change in the estimate is reasonably likely from period to period. We base our assumptions on historical experience and on other estimates that we believe are reasonable under the circumstances. Actual results could differ significantly from these estimates.  There were no changes in accounting policies or significant changes in accounting estimates during the first quarter of 2013.

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

We review goodwill for impairment as of October 31 utilizing either qualitative or quantitative analyses.  We have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing the totality of events and circumstances, we determine it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the two-step (quantitative) impairment test is unnecessary.

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

New Accounting Standards

In March 2013, the FASB issued Accounting Standards Update (ASU) No. 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Group of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This ASU is intended to eliminate diversity in practice on the release of cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest. In addition, the amendments in this ASU resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2013 and must be applied prospectively. We are currently evaluating the impact of this ASU.

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”, which requires additional disclosures about amounts reclassified out of OCI by component, either on the face of the income statement or as a separate footnote to the financial statements.  ASU 2013-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of this guidance has not had a material impact on our financial statements.

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

We purchase significant amounts of bronze ingot, brass rod, cast iron, steel and plastic, which are utilized in manufacturing our many product lines. Our operating results can be adversely affected by changes in commodity prices if we are unable to pass on related price increases to our customers. We manage this risk by monitoring related market prices, working with our suppliers to achieve the maximum level of stability in their costs and related pricing, seeking alternative supply sources when necessary, purchasing forward commitments for raw materials, when available, implementing cost reduction programs, value engineering, and passing increases in costs onto our customers in the form of price increases.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  In connection with these rules, we will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Part II.  OTHER INFORMATION

Item l.   Legal Proceedings

As disclosed in Part I, Item 1, “Product Liability, Environmental and Other Litigation Matters” of our Annual Report on Form 10-K for the year ended December 31, 2012, we are party to certain litigation.  There have been no material developments with respect to our contingencies and environmental remediation proceedings during the first quarter ended March 31, 2013.

Item 1A.  Risk Factors

This report may include statements that are not historical facts and are considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements reflect our current views about future results of operations and other forward-looking information.  In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should” and “would” or similar words. You should not rely on forward-looking statements because our actual results may differ materially from those indicated by these forward-looking statements as a result of a number of important factors.  These factors include, but are not limited to, the following:  the current economic and financial condition, which can affect levels of housing starts and remodeling, affecting the markets where our products are sold, manufactured, or marketed; cost increases and technical challenges in connection with our conversion to lead-free compliant products; shortages in and pricing of raw materials and supplies; loss of market share through competition; introduction of competing products by other companies; pressure on prices from competitors, suppliers, and/or customers; changes in variable interest rates on our borrowings; identification and disclosure of material weaknesses in our internal control over financial reporting; failure to expand our markets through acquisitions; failure or delay in developing new products; lack of acceptance of new products; failure to manufacture products that meet required performance and safety standards; foreign exchange rate fluctuations; cyclicality of industries, such as plumbing and heating wholesalers and home improvement retailers, in which we market certain of our products; environmental compliance costs; product liability costs; the results and timing of our restructuring plans; changes in the status of current litigation, and other risks and uncertainties discussed in Part I, “Item 1A. Risk Factors” and in Note 14 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities Exchange Commission, and in other reports we file from time to time with the Securities and Exchange Commission.

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

The following table includes information with respect to shares of our Class A Common Stock withheld to satisfy withholding tax obligations during the first quarter ended March 31, 2013.

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2013 — January 27, 2013	528	$39.72	—	—
January 28, 2013 — February 24, 2013	24,092	$47.57	—	—
February 25, 2013 — March 31, 2013	119	$46.79	—	—
Total	24,739	$47.40	—	—

On April 30, 2013, the Board of Directors authorized a stock repurchase program of up to $90 million of the Company’s Class A Common Stock to be purchased from time to time on the open market or in privately negotiated transactions.  The timing and number of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions.

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

WATTS WATER TECHNOLOGIES, INC.

Date:	May 9, 2013	By:	/s/ David J. Coghlan
David J. Coghlan
Chief Executive Officer (principal executive officer)

Date:	May 9, 2013	By:	/s/ Dean P. Freeman
Dean P. Freeman
Chief Financial Officer (principal financial officer)

Date:	May 9, 2013	By:	/s/ Timothy M. MacPhee
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

*                                         Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the First Quarters Ended March 31, 2013 and April 1, 2012, (iii) Consolidated Statements of Comprehensive Income (Loss) for the First Quarters Ended March 31, 2013 and April 1, 2012, (vi) Consolidated Statements of Cash Flows for the First Quarters Ended March 31, 2013 and April 1, 2012, and (vii) Notes to Consolidated Financial Statements.

(1)         Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-11499) for the quarter ended July 3, 2005.

(2)         Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-11499) dated April 29, 2013.