Form 10-Q
period 2013-06-30
WATTS WATER TECHNOLOGIES INC
filed 2013-08-08
CIK 795403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2013
Class A Common Stock, $0.10 par value	28,657,872

Class B Common Stock, $0.10 par value	6,588,680

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share information)

(Unaudited)

	June 30,	December 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$181.9	$271.8
Short-term investment securities	—	2.1
Trade accounts receivable, less allowance for doubtful accounts of $10.4 million at June 30, 2013 and $9.7 million at December 31, 2012	222.5	207.1
Inventories, net:
Raw materials	108.5	111.7
Work in process	21.4	20.5
Finished goods	177.0	158.5
Total Inventories	306.9	290.7
Prepaid expenses and other assets	26.9	22.7
Deferred income taxes	21.6	21.6
Total Current Assets	759.8	816.0
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	524.2	515.0
Accumulated depreciation	(302.5)	(291.4)
Property, plant and equipment, net	221.7	223.6
OTHER ASSETS:
Goodwill	503.4	508.2
Intangible assets, net	137.7	146.6
Deferred income taxes	3.9	4.8
Other, net	9.3	9.8
TOTAL ASSETS	$1,635.8	$1,709.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$130.7	$131.6
Accrued expenses and other liabilities	115.8	116.8
Accrued compensation and benefits	41.7	42.5
Current portion of long-term debt	2.1	77.1
Total Current Liabilities	290.3	368.0
LONG-TERM DEBT, NET OF CURRENT PORTION	306.3	307.5
DEFERRED INCOME TAXES	42.2	45.2
OTHER NONCURRENT LIABILITIES	43.8	48.8
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Class A Common Stock, $0.10 par value; 80,000,000 shares authorized; 1 vote per share; issued and outstanding 28,634,412 shares at June 30, 2013 and 28,673,639 shares at December 31, 2012	2.9	2.9
Class B Common Stock, $0.10 par value; 25,000,000 shares authorized; 10 votes per share; issued and outstanding, 6,588,680 shares at June 30, 2013 and at December 31, 2012	0.6	0.6
Additional paid-in capital	459.1	448.7
Retained earnings	513.5	498.1
Accumulated other comprehensive loss	(22.9)	(10.8)
Total Stockholders’ Equity	953.2	939.5
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,635.8	$1,709.0

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in millions, except per share information)

(Unaudited)

	Second Quarter Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Net sales	$371.3	$367.4	$733.4	$728.6
Cost of goods sold	237.6	237.0	470.2	469.7
GROSS PROFIT	133.7	130.4	263.2	258.9
Selling, general and administrative expenses	96.1	96.0	195.1	196.2
Restructuring and other charges, net	2.0	1.2	4.2	2.9
OPERATING INCOME	35.6	33.2	63.9	59.8
Other (income) expense:
Interest income	(0.2)	(0.2)	(0.3)	(0.4)
Interest expense	5.5	6.1	11.5	12.3
Other expense (income), net	1.4	—	1.4	(0.9)
Total other expense	6.7	5.9	12.6	11.0
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	28.9	27.3	51.3	48.8
Provision for income taxes	10.0	9.1	16.3	15.1
NET INCOME FROM CONTINUING OPERATIONS	18.9	18.2	35.0	33.7
Income from discontinued operations, net of taxes	—	0.3	—	0.5
NET INCOME	$18.9	$18.5	$35.0	$34.2

BASIC EPS
Net income per share:
Continuing operations	$0.53	$0.50	$0.99	$0.92
Discontinued operations	—	0.01	—	0.01
NET INCOME	$0.53	$0.51	$0.99	$0.93
Weighted average number of shares	35.5	36.5	35.5	36.7

DILUTED EPS
Net income per share:
Continuing operations	$0.53	$0.50	$0.98	$0.92
Discontinued operations	—	0.01	—	0.01
NET INCOME	$0.53	$0.51	$0.98	$0.93
Weighted average number of shares	35.6	36.6	35.6	36.8

Dividends per share	$0.13	$0.11	$0.24	$0.22

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in millions)

(Unaudited)

	Second Quarter Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Net income	$18.9	$18.5	$35.0	$34.2

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	7.5	(39.7)	(12.4)	(23.2)
Defined benefit pension plans:
Amortization of net losses included in net periodic pension cost	0.1	0.1	0.3	0.3
Other comprehensive income (loss), net of tax	7.6	(39.6)	(12.1)	(22.9)
Comprehensive income (loss)	$26.5	$(21.1)	$22.9	$11.3

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Six Months Ended
	June 30, 2013	July 1, 2012
OPERATING ACTIVITIES
Net income	$35.0	$34.2
Less: Income from discontinued operations, net of taxes	—	0.5
Net income from continuing operations	35.0	33.7
Adjustments to reconcile net income from continuing operations to net cash provided by (used in) continuing operating activities:
Depreciation	17.2	16.5
Amortization of intangibles	7.5	8.3
Stock-based compensation	3.9	2.5
Deferred income tax benefit	(1.8)	(0.5)
(Gain) loss on disposal and impairment of property, plant and equipment and other	(0.2)	0.4
Changes in operating assets and liabilities, net of effects from business acquisitions and divestures:
Accounts receivable	(17.4)	(21.2)
Inventories	(17.6)	(9.7)
Prepaid expenses and other assets	(3.7)	(9.3)
Accounts payable, accrued expenses and other liabilities	(1.6)	2.2
Net cash provided by continuing operations	21.3	22.9
INVESTING ACTIVITIES
Additions to property, plant and equipment	(18.0)	(9.6)
Proceeds from the sale of property, plant and equipment	1.4	0.3
Proceeds from the sale of asset held for sale	—	0.7
Proceeds from sale of securities	2.1	—
Business acquisitions, net of cash acquired	—	(17.5)
Net cash used in investing activities	(14.5)	(26.1)
FINANCING ACTIVITIES
Proceeds from long-term debt	—	9.2
Payments of long-term debt	(76.1)	(22.8)
Payment of capital leases and other	(3.2)	(1.2)
Proceeds from share transactions under employee stock plans	3.9	6.0
Tax benefit of stock awards exercised	0.7	0.4
Dividends	(8.5)	(8.2)
Payments to repurchase common stock	(10.0)	(63.2)
Net cash used in financing activities	(93.2)	(79.8)
Effect of exchange rate changes on cash and cash equivalents	(3.5)	(0.8)
Net cash provided by operating activities of discontinued operations	—	1.0
DECREASE IN CASH AND CASH EQUIVALENTS	(89.9)	(82.8)
Cash and cash equivalents at beginning of year	271.8	250.6
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$181.9	$167.8

NON-CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of businesses:
Fair value of assets acquired	$—	$27.7
Cash paid, net of cash acquired	—	17.5
Liabilities assumed	$—	$10.2
Acquisitions of fixed assets under financing agreement	$0.4	$0.6
Issuance of stock under management stock purchase plan	$0.8	$0.4

CASH PAID FOR:
Interest	$11.7	$12.5
Income taxes	$17.7	$14.0

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the Watts Water Technologies, Inc. (the Company) Consolidated Balance Sheet as of June 30, 2013, the Consolidated Statements of Operations for the second quarters and six months ended June 30, 2013 and July 1, 2012, the Consolidated Statements of Comprehensive Income (Loss) for the second quarters and six months ended June 30, 2013 and July 1, 2012, and the Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and July 1, 2012.

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

The Company operates on a 52-week fiscal year ending on December 31st.  Any quarterly or six month data contained in this Quarterly Report on Form 10-Q generally reflect the results of operations for a 13-week period or 26-week period, respectively.

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

Goodwill and Long-Lived Assets

The changes in the carrying amount of goodwill by geographic segment are as follows:

	June 30, 2013
	Gross Balance				Accumulated Impairment Losses			Net Goodwill
	Balance January 1, 2013	Acquired During the Period	Foreign Currency Translation and Other	Balance June 30, 2013	Balance January 1, 2013	Impairment Loss During the Period	Balance June 30, 2013	June 30, 2013
	(in millions)
North America	$225.6	$—	$(0.7)	$224.9	$(24.2)	$—	$(24.2)	$200.7
Europe, Middle East and Africa (EMEA)	293.9	—	(4.1)	289.8	—	—	—	289.8
Asia	12.9	—	—	12.9	—	—	—	12.9
Total	$532.4	$—	$(4.8)	$527.6	$(24.2)	$—	$(24.2)	$503.4

	July 1, 2012
	Gross Balance				Accumulated Impairment Losses			Net Goodwill
	Balance January 1, 2012	Acquired During the Period	Foreign Currency Translation and Other	Balance July 1, 2012	Balance January 1, 2012	Impairment Loss During the Period	Balance July 1, 2012	July 1, 2012
	(in millions)
North America	$213.8	$13.1	$(0.3)	$226.6	$(23.2)	$—	$(23.2)	$203.4
EMEA	285.3	—	(10.8)	274.5	—	—	—	274.5
Asia	12.7	—	(0.1)	12.6	—	—	—	12.6
Total	$511.8	$13.1	$(11.2)	$513.7	$(23.2)	$—	$(23.2)	$490.5

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

As of October 28, 2012, the annual impairment analysis date, the fair value of the EMEA reporting unit exceeded the carrying value by a significant amount.  The EMEA reporting unit represents the EMEA geographic segment excluding the Blücher reporting unit. During the six months ended June 30, 2013, operating results for the EMEA reporting unit have been hindered by the downturn in the economic environment in Europe and continued to fall below the expected operating results and growth rates used in the calculation of the present value of future cash flow projections, triggering the decision to update the impairment analysis.  As a result of the updated fair value assessment, it was determined that the fair value of the EMEA reporting unit did decrease from year end but continues to exceed its carrying value by approximately 15%. The Company also performed an analysis on the long-lived assets in the EMEA reporting unit as a result of the triggering event and concluded that these assets were not impaired.

Should the EMEA reporting unit’s operating results decline further for any reason, including if the European marketplace deteriorates beyond current expectations or should interest rates increase significantly, then the reporting unit’s goodwill may be at risk for impairment in the future. The EMEA reporting unit’s goodwill balance as of June 30, 2013 was $214.8 million.

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

Intangible assets include the following:

	June 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Patents	$16.5	$(12.1)	$4.4	$16.5	$(11.7)	$4.8
Customer relationships	133.8	(74.0)	59.8	134.3	(68.7)	65.6
Technology	28.1	(10.3)	17.8	28.5	(9.3)	19.2
Trade Names	13.8	(2.6)	11.2	13.9	(1.9)	12.0
Other	8.6	(5.6)	3.0	8.7	(5.5)	3.2
Total amortizable intangibles	200.8	(104.6)	96.2	201.9	(97.1)	104.8
Indefinite-lived intangible assets	41.5	—	41.5	41.8	—	41.8
Total	$242.3	$(104.6)	$137.7	$243.7	$(97.1)	$146.6

Aggregate amortization expense for amortizable intangible assets for the second quarters of 2013 and 2012 was $3.7 million and $4.2 million, respectively, and for the first six months of 2013 and 2012 was $7.5 million and $8.3 million, respectively.  Additionally, future amortization expense for the next five years on amortizable intangible assets is expected to be approximately $7.7 million for the remainder of 2013, $14.8 million for 2014, $14.5 million for 2015, $14.0 million for 2016 and $13.6 million for 2017. Amortization expense is recorded on a straight-line basis over the estimated useful lives of the intangible assets. The weighted-average remaining life of total amortizable intangible assets is 8.8 years. Patents, customer relationships, technology, trade names  and other amortizable intangibles have weighted-average remaining lives of 6.0 years, 6.1 years, 11.5 years, 11.2 years and 41.1 years, respectively. Indefinite-lived intangible assets primarily include trademarks and trade names.

Stock-Based Compensation

The Company maintains two stock incentive plans under which key employees have been granted incentive stock options (ISOs) and nonqualified stock options (NSOs) to purchase the Company’s Class A Common Stock. Only one plan, the Second Amended and Restated 2004 Stock Incentive Plan, is currently available for the grant of new stock options, which are currently being granted only to employees.  Under the 2004 Stock Incentive Plan, options become exercisable over a four-year period at the rate of 25% per year and expire ten years after the grant date. ISOs and NSOs granted under the plans may have exercise prices of not less than 100% of the fair market value of the Class A Common Stock on the date of grant. The Company’s current practice is to grant all options at fair market value on the grant date. The Company issued 9,500 stock options during the first six months of 2013.

The Company has also granted shares of restricted stock to key employees and stock awards to non-employee members of the Company’s Board of Directors under the 2004 Stock Incentive Plan.  Stock awards to non-employee members of the Company’s Board of Directors are fully vested upon grant, and employees’ restricted stock awards vest over a three-year period at the rate of one-third per year. The restricted stock awards are amortized to expense on a straight-line basis over the vesting period. The Company issued 3,167 shares of restricted stock under the 2004 Stock Incentive Plan in the first six months of 2013.

The Company also has a Management Stock Purchase Plan that allows for the purchase of restricted stock units (RSUs) by key employees.  On an annual basis, key employees may elect to receive a portion of their annual incentive compensation in RSUs instead of cash.  Each RSU represents one share of Class A Common Stock and is purchased by the employee at 67% of the fair market value of the Company’s Class A Common Stock on the date of grant.  RSUs vest annually over a three-year period from the grant date and receipt of the shares underlying RSUs is deferred for a minimum of three years or such greater number of years as is chosen by the employee.  An aggregate of 2,000,000 shares of Class A Common Stock may be issued under the Management Stock Purchase Plan. The Company granted 44,777 RSUs and 63,739 RSUs in the first six months of 2013 and 2012, respectively.

The fair value of each RSU issued under the Management Stock Purchase Plan is estimated on the date of grant using the Black-Scholes-Merton Model based on the following weighted average assumptions:

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

Shipping and Handling

The Company’s shipping costs included in selling, general and administrative expenses were $10.2 million and $9.2 million for the second quarters of 2013 and 2012, respectively, and were $19.3 million and $18.8 million for the first six months of 2013 and 2012, respectively.

Research and Development

Research and development costs included in selling, general and administrative expenses were $5.5 million and $5.2 million for the second quarters of 2013 and 2012, respectively, and were $10.9 million and $10.5 million for the first six months of 2013 and 2012, respectively.

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

New Accounting Standards

In July 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”, which is intended to eliminate the diversity in practice in the presentation of unrecognized tax benefits in those instances.  ASU 2013-11 is effective for fiscal years and interim periods beginning after December 15, 2013. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

In March 2013, the FASB issued Accounting Standards Update (ASU) No. 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Group of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This ASU is intended to eliminate diversity in practice on the release of cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest. In addition, the amendments in this ASU resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2013, with early adoption permitted, and must be applied prospectively. The Company early adopted the ASU in fiscal year 2013.

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

	Second Quarter Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
	(in millions)
Operating income — Flomatic	$—	$0.5	$—	$0.8
Income before income taxes	—	0.5	—	0.8
Income tax expense .	—	0.2	—	0.3
Income from discontinued operations, net of taxes	$—	$0.3	$—	$0.5

Revenues reported in discontinued operations are as follows:

	Second Quarter Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
	(in millions)
Flomatic revenues.	$—	$3.7	$—	$6.7

Sale of Watts Insulation GmbH Austria (“Austroflex”)

On August 1, 2013, the Company completed the sale of all of the outstanding shares of an indirectly wholly-owned subsidiary, Austroflex, receiving proceeds from the sale of approximately $9 million.  Austroflex is an Austrian-based manufacturer of pre-insulated flexible pipe systems for district heating, solar applications and under-floor radiant heating systems. Austroflex did not meet performance expectations since its purchase approximately three years ago.  The estimated loss after tax on disposal of the business is approximately $2 million. Further, for the year ended December 31, 2011, the Company wrote down Austroflex’s long-lived assets by $14.8 million. Austroflex’s results of operations will be presented as discontinued operations beginning the third quarter of 2013. The carrying amounts of major classes of assets and liabilities associated with the assets held in use as of June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013	December 31, 2012
	(in millions)
Inventory and accounts receivable	$4.9	$3.7
Prepaid expenses and other assets	2.9	3.8
Property, plant and equipment	1.6	1.9
Goodwill	4.2	4.2
Assets of discontinued operations	$13.6	$13.6

Accrued expenses and other liabilities	$2.3	$1.9
Deferred income taxes	0.3	0.3
Liabilities of discontinued operations	$2.6	$2.2

4. Financial Instruments and Derivative Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including deferred compensation plan assets and related liability, and contingent consideration. There were no designated cash flow hedges as of June 30, 2013 and December 31, 2012.  The fair values of these certain financial assets and liabilities were determined using the following inputs at June 30, 2013 and December 31, 2012:

	Fair Value Measurements at June 30, 2013 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Assets
Plan asset for deferred compensation(1)	$4.3	$4.3	$—	$—
Total assets	$4.3	$4.3	$—	$—
Liabilities
Plan liability for deferred compensation(2)	$4.3	$4.3	$—	$—
Contingent consideration(3)	3.8	—	—	3.8
Total liabilities	$8.1	$4.3	$—	$3.8

	Fair Value Measurements at December 31, 2012 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Assets
Plan asset for deferred compensation(1)	$4.2	$4.2	$—	$—
Total assets	$4.2	$4.2	$—	$—
Liabilities
Plan liability for deferred compensation(2)	$4.2	$4.2	$—	$—
Contingent consideration(3)	5.2	—	—	5.2
Total liabilities	$9.4	$4.2	$—	$5.2

(1)         Included in other, net on the Company’s consolidated balance sheet.

(2)         Included in accrued compensation and benefits on the Company’s consolidated balance sheet.

(3)         Included in other noncurrent liabilities and accrued expenses and other liabilities on the Company’s consolidated balance sheet.

The table below provides a summary of the changes in fair value of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period December 31, 2012 to June 30, 2013.

	Balance	Purchases,	Total realized and unrealized (gains) losses included in:		Balance
	December 31, 2012	sales, settlements, net	Earnings	Comprehensive income	June 30, 2013
	(in millions)
Contingent consideration	$5.2	$(1.2)	$0.1	$(0.3)	$3.8

In connection with the tekmar acquisition in January 2012, a contingent liability of $5.1 million was recognized as the estimate of the acquisition date fair value of the contingent consideration. This liability was classified as Level 3 under the fair value hierarchy as it was based on the probability of achievement of a future performance metric as of the date of the acquisition, which was not observable in the market.  Failure to meet the performance metrics would reduce this liability to zero, while complete achievement would increase this liability to the full remaining purchase price of $8.2 million. A portion of the contingent consideration was paid out during the period ended June 30, 2013, in the amount of $1.2 million, based on performance metrics achieved in fiscal year 2012. The contingent liability was increased by $0.1 million during the period based on performance metrics achieved to date.

Short-term investment securities as of December 31, 2012 consist of a certificate of deposit with a remaining maturity of greater than three months at the date of purchase, for which the carrying amount is a reasonable estimate of fair value.  There were no short-term investment securities as of June 30, 2013.

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

The Company has exposure to a number of foreign currency rates, including the Canadian Dollar, the Euro, the Chinese Yuan and the British Pound. To manage this risk, the Company generally uses a layering methodology whereby at the end of any quarter the Company has generally entered into forward exchange contracts which hedge approximately 50% of the projected intercompany purchase transactions for the next twelve months. The Company primarily uses this strategy for purchases between Canada and the U.S. The average volume of contracts can vary but generally is approximately $4 million to $15 million in open contracts at the end of any given quarter. At June 30, 2013, the Company had contracts for notional amounts aggregating to $4.5 million.  The Company accounts for the forward exchange contracts as an economic hedge. Realized and unrealized gains and losses on the contracts are recognized in other (income) expense in the consolidated statement of operations. These contracts do not subject the Company to significant market risk from exchange movement because they offset gains and losses on the related foreign currency denominated transactions.

Fair Value

The carrying amounts of cash and cash equivalents, short-term investments, trade receivables and trade payables approximate fair value because of the short maturity of these financial instruments.

The fair values of the Company’s 5.85% senior notes due 2016, and 5.05% senior notes due 2020, are based on a discounted cash flow model using comparable industrial companies, the Company’s credit metrics, the Company’s size, as well as current market interest rates quoted in active markets and are classified within Level 2 of the valuation hierarchy.  The fair value of the Company’s variable rate debt approximates its carrying value. The carrying amount and the estimated fair market value of the Company’s long-term debt, including the current portion, are as follows:

	June 30,	December 31,
	2013	2012
	(in millions)
Carrying amount	$308.4	$384.6
Estimated fair value	$337.1	$420.8

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

The Company also periodically initiates other actions which are not part of a major program.  In December 2012 and the first six months of 2013, the Company initiated restructuring activities in Europe to relocate certain manufacturing activities.  Total expected costs are $6.0 million, including severance and relocation costs. The net after tax charge of $4.2 million will be incurred through mid-2014. A summary of the pre-tax cost by restructuring program is as follows:

	Second Quarter Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
	(in millions)
Restructuring costs:
2010 Actions	$0.1	$0.1	$0.1	$0.1
2011 Actions	—	0.1	—	0.6
Other Actions	1.9	0.9	4.1	1.6
Total restructuring charges	2.0	1.1	4.2	2.3
Other charges related to impairments	—	0.1	—	0.6
Total restructuring and other charges, net	$2.0	$1.2	$4.2	$2.9

The Company recorded pre-tax restructuring and other charges, net in its business segments as follows:

	Second Quarter Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
	(in millions)
North America	$0.1	$0.4	$0.3	$0.8
EMEA	1.9	0.8	3.9	2.1
Total	$2.0	$1.2	$4.2	$2.9

6. Earnings per Share

The following tables set forth the reconciliation of the calculation of earnings per share:

	For the Second Quarter Ended June 30, 2013			For the Second Quarter Ended July 1, 2012
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(amounts in millions, except per share amounts)
Basic EPS
Net income:
Continuing operations	$18.9	35.5	$0.53	$18.2	36.5	$0.50
Discontinued operations	—		—	0.3		0.01
Net income	$18.9		$0.53	$18.5		$0.51
Effect of dilutive securities
Common stock equivalents		0.1			0.1
Diluted EPS
Net income:
Continuing operations	$18.9		$0.53	$18.2		$0.50
Discontinued operations	—		—	0.3		0.01
Net income	$18.9	35.6	$0.53	$18.5	36.6	$0.51

Options to purchase 0.4 million shares of Class A Common Stock were outstanding during each of the second quarters of 2013 and 2012, but were not included in the computation of diluted EPS because to do so would be anti-dilutive.

	For the First Six Months Ended June 30, 2013			For the First Six Months Ended July 1, 2012
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(amounts in millions, except per share amounts)
Basic EPS
Net income:
Continuing operations	$35.0	35.5	$0.99	$33.7	36.7	$0.92
Discontinued operations	—		—	0.5		0.01
Net income	$35.0		$0.99	$34.2		$0.93
Effect of dilutive securities
Common stock equivalents		0.1			0.1
Diluted EPS
Net income:
Continuing operations	$35.0		$0.98	$33.7		$0.92
Discontinued operations	—		—	0.5		0.01
Net income	$35.0	35.6	$0.98	$34.2	36.8	$0.93

Options to purchase 0.4 million shares of Class A Common Stock were outstanding during each of the first six months of 2013 and 2012, but were not included in the computation of diluted EPS because to do so would be anti-dilutive.

On April 30, 2013, the Company announced that its Board of Directors has authorized the repurchase of up to $90 million of the Company’s Class A Common Stock from time to time on the open market or in privately negotiated transactions.  The timing and number of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions.  Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws.  The repurchase program may be suspended or discontinued at any time, subject to the terms of any Rule 10b5-1 plan the Company may enter into with respect to the repurchase program.  During the quarter ended June 30, 2013, the Company repurchased approximately 213,000 shares of Class A common stock at a cost of approximately $10.0 million.

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

The following is a summary of the Company’s significant accounts and balances by segment, reconciled to the consolidated totals:

	Second Quarter Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
	(in millions)
Net Sales
North America	$224.4	$218.1	$437.4	$425.1
EMEA	138.6	142.8	281.0	292.0
Asia	8.3	6.5	15.0	11.5
Consolidated net sales	$371.3	$367.4	$733.4	$728.6

Operating income (loss)
North America	$31.5	$26.2	$55.5	$46.1
EMEA	9.8	12.0	20.4	24.8
Asia	2.4	2.1	5.3	3.5
Subtotal reportable segments	43.7	40.3	81.2	74.4

Corporate (*)	(8.1)	(7.1)	(17.3)	(14.6)
Consolidated operating income	35.6	33.2	63.9	59.8

Interest income	0.2	0.2	0.3	0.4
Interest expense	(5.5)	(6.1)	(11.5)	(12.3)
Other income (expense), net	(1.4)	—	(1.4)	0.9
Income from continuing operations before income taxes	$28.9	$27.3	$51.3	$48.8
Capital Expenditures
North America	$4.6	$1.8	$12.8	$4.4
EMEA	2.1	2.4	4.3	4.6
Asia	0.3	0.5	0.9	0.6
Consolidated capital expenditures	$7.0	$4.7	$18.0	$9.6

Depreciation and Amortization
North America	$5.1	$4.9	$10.1	$9.7
EMEA	6.6	6.8	13.3	14.1
Asia	0.6	0.5	1.3	1.0
Consolidated depreciation and amortization	$12.3	$12.2	$24.7	$24.8

Identifiable Assets (at end of period)
North America			$743.0	$779.1
EMEA			812.7	750.5
Asia.			80.1	90.8
Discontinued operations			—	10.9
Consolidated identifiable assets			$1,635.8	$1,631.3

Property, plant and equipment, net (at end of period)
North America			$86.0	$73.7
EMEA			121.1	123.9
Asia			14.6	14.5
Consolidated property, plant and equipment, net			$221.7	$212.1

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

The following includes U.S. net sales and U.S. property, plant and equipment of the Company’s North America segment:

	Second Quarter Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
	(in millions)

U.S. net sales	$201.6	$196.0	$394.4	$383.0
U.S. property, plant and equipment (at end of period)			$81.0	$68.2

The following includes intersegment sales for North America, EMEA and Asia:

	Second Quarter Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
	(in millions)
Intersegment Sales
North America	$1.3	$1.2	$2.6	$2.6
EMEA	2.4	2.0	5.1	4.6
Asia	47.5	35.3	89.1	66.4
Intersegment sales	$51.2	$38.5	$96.8	$73.6

The North America segment includes $3.8 million in assets held for sale at July 1, 2012.

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

	Second Quarter Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
	(in millions)
Net Sales
Residential & commercial flow control	$209.2	$207.5	$409.6	$405.7
HVAC & gas	107.0	106.9	214.7	216.6
Drains & water re-use	36.3	35.0	70.2	68.8
Water quality	18.8	18.0	38.9	37.5
Consolidated net sales	$371.3	$367.4	$733.4	$728.6

8. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of the following:

	Foreign Currency Translation	Pension Adjustment	Accumulated Other Comprehensive Income (Loss)
	(in millions)

Balance December 31, 2012	$14.4	$(25.2)	$(10.8)
Change in period	(19.9)	0.2	(19.7)
Balance March 31, 2013	$(5.5)	$(25.0)	$(30.5)
Change in period	7.5	0.1	7.6
Balance June 30, 2013	$2.0	$(24.9)	$(22.9)

Balance December 31, 2011	$0.1	$(19.1)	$(19.0)
Change in period	16.5	0.2	16.7
Balance April 1, 2012	$16.6	$(18.9)	$(2.3)
Change in period	(39.7)	0.1	(39.6)
Balance July 1, 2012	$(23.1)	$(18.8)	$(41.9)

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

Borrowings outstanding under the Credit Agreement bear interest at a fluctuating rate per annum equal to (i) in the case of Eurocurrency rate loans, the British Bankers’ Association LIBOR rate plus an applicable percentage, ranging from 1.70% to 2.30%, determined by reference to the Company’s consolidated leverage ratio plus, in the case of certain lenders, a mandatory cost calculated in accordance with the terms of the Credit Agreement, or (ii) in the case of base rate loans and swing line loans, the highest of (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such day as announced by Bank of America, N.A. as its “prime rate,” and (c) the British Bankers’ Association LIBOR rate plus 1.0%, plus an applicable percentage, ranging from 0.70% to 1.30%, determined by reference to the Company’s consolidated leverage ratio. In addition to paying interest under the Credit Agreement, the Company is also required to pay certain fees in connection with the credit facility, including, but not limited to, a facility fee and letter of credit fees. Under the Credit Agreement, the Company is required to satisfy and maintain specified financial ratios and other financial condition tests.  The Company may repay loans outstanding under the Credit Agreement from time to time without premium or penalty, other than customary breakage costs, if any, and subject to the terms of the Credit Agreement. As of June 30, 2013, the Company was in compliance with all covenants related to the Credit Agreement and had $270.4 million of unused and available credit under the Credit Agreement and $29.6 million of stand-by letters of credit outstanding on the Credit Agreement. The Company did not have any borrowings outstanding under the Credit Agreement at June 30, 2013.

The Company is a party to several note agreements as further detailed in Note 10 of Notes to Consolidated Financial Statements of the Annual Report on Form 10-K for the year ended December 31, 2012.  These note agreements require the Company to maintain a fixed charge coverage ratio of consolidated EBITDA plus consolidated rent expense during the period to consolidated fixed charges.  Consolidated fixed charges are the sum of consolidated interest expense for the period and consolidated rent expense.  As of June 30, 2013, the Company was in compliance with all covenants regarding these note agreements.  The Company repaid the $75.0 million of unsecured senior notes that matured on May 15, 2013 during the period ended June 30, 2013 with available cash.

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

As of June 30, 2013, the Company estimates that the aggregate amount of reasonably possible loss in excess of the amount accrued for its legal contingencies is approximately $8.2 million pre-tax.  With respect to the estimate of reasonably possible loss, management has estimated the upper end of the range of reasonably possible loss based on (i) the amount of money damages claimed, where applicable, (ii) the allegations and factual development to date, (iii) available defenses based on the allegations, and/or (iv) other potentially liable parties.  This estimate is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties.  The matters underlying the estimate will change from time to time, and actual results may vary significantly from the current estimate.  In the event of an unfavorable outcome in one or more of the matters described below, the ultimate liability may be in excess of amounts currently accrued, if any, and may be material to the Company’s operating results or cash flows for a particular quarterly or annual period.  However, based on information currently known to it, management believes that the ultimate outcome of all matters described below, as they are resolved over time, is not likely to have a material effect on the financial position of the Company.

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

The components of net periodic benefit cost are as follows:

	Second Quarter Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
	(in millions)
Service cost — administrative costs	$0.1	$0.2	$0.2	$0.4
Interest costs on benefits obligation	1.4	1.4	2.8	2.8
Expected return on assets	(1.7)	(1.7)	(3.4)	(3.5)
Net actuarial loss amortization	0.2	0.1	0.4	0.3
Net periodic benefit cost	$—	$—	$—	$—

The information related to the Company’s pension funds cash flow is as follows:

	Six Months Ended
	June 30, 2013	July 1, 2012
	(in millions)
Employer contributions	$0.4	$0.4

The Company expects to contribute approximately $0.4 million to its pension plans for the remainder of 2013.

12. Subsequent Events

Dividend Declared

On July 30, 2013, the Company declared a quarterly dividend of thirteen cents ($0.13) per share on each outstanding share of Class A Common Stock and Class B Common Stock payable on August 30, 2013 to stockholders of record at the close of business on August 19, 2013.

Approved European Restructuring Program

On July 30, 2013, the Board of Directors authorized the initiation of a restructuring program with respect to the Company’s European operations to reduce its European manufacturing footprint by approximately 10%, improve organizational and operational efficiency and better align costs with expected revenues in response to changing market conditions.

The restructuring program is expected to include a pre-tax charge to earnings totaling approximately $14.0 million, approximately $9.8 million of which is expected to be recorded through fiscal 2014 and the remainder of which is expected to be recorded during fiscal 2015.  This total charge is expected to include costs for severance benefits, relocation, clean-up, professional fees and certain asset write-downs.  The total net after-tax charge for the restructuring program is expected to be approximately $10.0 million.  The restructuring program is expected to be completed by the end of the fourth quarter of fiscal 2015.  Certain aspects of the restructuring program will be subject to further analysis and determinations by local management and consultation and negotiation with various outside agencies.

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

We operate on a 52-week fiscal year ending on December 31.  Any quarterly data contained in this Quarterly Report on Form 10-Q generally reflects the results of operations for a 13-week period or 26-week period, respectively.

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

Our business is reported in three geographic segments: North America, EMEA and Asia. We distribute our products through three primary distribution channels: wholesale, do-it-yourself (DIY) and original equipment manufacturers (OEMs). Interest rates, the unemployment rate and credit availability have an indirect effect on the demand for our products due to the effect such rates have on the number of new residential and commercial construction starts and remodeling projects. All of these activities have an impact on our levels of sales and earnings. An additional factor that has an effect on our sales and operating income is fluctuation in foreign currency exchange rates, as approximately 46% of our sales in the second quarter ended June 30, 2013, and certain portions of our costs, assets and liabilities are denominated in currencies other than the U.S. dollar.

During the second quarter of 2013, sales increased $3.9 million primarily from the appreciation of the euro against the dollar of $2.1 million and from an organic increase in sales of $1.8 million.  Organic sales increased by 0.5% compared to last year’s comparable period, primarily from increased sales in North America.  Organic sales in the second quarter of 2013 increased in North America by $6.5 million, or 3.0%, and increased in Asia by $1.7 million, or 26.2%, offset by a decrease in EMEA of $6.4 million, or 4.5%.  Organic sales growth excludes the impacts of acquisitions, divestitures and foreign exchange from year-over-year comparisons.  We believe this provides investors with a more complete understanding of underlying sales trends by providing sales growth on a consistent basis.  Gross margins increased in the second quarter of 2013 as compared to 2012 by 0.5 percentage points.  Operating income of $35.6 million increased by 7.2% in the second quarter of 2013 as compared to the second quarter of 2012, driven by improved gross margins and flat SG&A costs.  Foreign exchange movements were immaterial year to year.

We believe that the factors relating to our future growth include the demand for clean water around the world, a healthy economic environment that fosters residential and commercial construction, regulatory requirements relating to the quality and conservation of water, continued enforcement of plumbing and building codes, our ability to grow organically in select attractive market segments and geographic regions and the successful completion of selective acquisitions, both in our core markets as well as in new complementary markets.  Our acquisition strategy focuses on businesses that manufacture preferred brand name products that address our themes of water quality, water conservation, water safety, water flow control, HVAC and related complementary markets. We target businesses that will provide us with one or more of the following: an entry into new markets, an increase in shelf space with existing customers, a new or improved technology or an expansion of the breadth of our water quality, water conservation, water safety and water flow control and HVAC products for the residential and commercial construction markets.  We have completed 36 acquisitions since divesting our industrial and oil and gas business in 1999.

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

Another risk we face in all areas of our business is competition. We consider brand preference, engineering specifications, code requirements, price, technological expertise, delivery times, quality and breadth of product offerings to be the primary competitive factors. We believe that product development, product testing capability, breadth of product offerings and investment in plant and equipment needed to manufacture products in compliance with code requirements represent a competitive advantage for us. We expect to spend approximately $37 million during 2013 for purchases of capital equipment, including our continuing conversion of a portion of our manufacturing facilities to lead free production.

Recent Events

Dividend Declared

On July 30, 2013, we declared a quarterly dividend of thirteen cents ($0.13) per share on each outstanding share of Class A Common Stock and Class B Common Stock payable on August 30, 2013 to stockholders of record at the close of business on August 19, 2013.

Sale of Watts Insulation GmbH Austria (“Austroflex”)

On August 1, 2013, we completed the sale of all of the outstanding shares of an indirectly wholly-owned subsidiary, Austroflex, receiving proceeds from the sale of approximately $9 million.  Austroflex is an Austrian-based manufacturer of pre-insulated flexible pipe systems for district heating, solar applications and under-floor radiant heating systems. Austroflex did not meet performance expectations since its purchase approximately three years ago.  The estimated loss after tax on disposal of the business is approximately $2 million.  Further, for the year ended December 31, 2011, we wrote down Austroflex’s long-lived assets by $14.8 million. Austroflex’s results of operations will be presented as discontinued operations beginning the third quarter of 2013. The total assets as of June 30, 2013 and December 31, 2012 were $13.6 million and total liabilities as of June 30, 2013 and December 31, 2012 were $2.6 million and $2.2 million, respectively.

Approved European Restructuring Program

On July 30, 2013, the Board of Directors authorized the initiation of a restructuring program with respect to our European operations to reduce our European manufacturing footprint by approximately 10%, improve organizational and operational efficiency and better align costs with expected revenues in response to changing market conditions.

The restructuring program is expected to include a pre-tax charge to earnings totaling approximately $14.0 million, approximately $9.8 million of which is expected to be recorded through fiscal 2014 and the remainder of which is expected to be recorded during fiscal 2015.  This total charge is expected to include costs for severance benefits, relocation, clean-up, professional fees and certain asset write-downs.  The total net after-tax charge for the restructuring program is expected to be approximately $10.0 million.  We expect to spend approximately $2.0 million in capital expenditures to consolidate certain European operations.  The restructuring program is expected to be completed by the end of the fourth quarter of fiscal 2015.  Certain aspects of the restructuring program will be subject to further analysis and determinations by local management and consultation and negotiation with various outside agencies.

Results of Operations

Second Quarter Ended June 30, 2013 Compared to Second Quarter Ended July 1, 2012

Net Sales.  Our business is reported in three geographic segments: North America, EMEA and Asia. Our net sales in each of these segments for each of the second quarters of 2013 and 2012 were as follows:

	Second Quarter Ended June, 2013		Second Quarter Ended July 1, 2012			% Change to Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales
	(dollars in millions)
North America	$224.4	60.5%	$218.1	59.3%	$6.3	1.7%
EMEA	138.6	37.3	142.8	38.9	(4.2)	(1.1)
Asia	8.3	2.2	6.5	1.8	1.8	0.5
Total	$371.3	100.0%	$367.4	100.0%	$3.9	1.1%

The change in net sales was attributable to the following:

					Change As a % of Consolidated Net Sales				Change As a % of Segment Net Sales
	North America	EMEA	Asia	Total	North America	EMEA	Asia	Total	North America	EMEA	Asia
	(dollars in millions)
Organic	$6.5	$(6.4)	$1.7	$1.8	1.7%	(1.7)%	0.5%	0.5%	3.0%	(4.4)%	26.2%
Foreign exchange	(0.2)	2.2	0.1	2.1	—	0.6	—	0.6	(0.1)	1.5	1.5
Total	$6.3	$(4.2)	$1.8	$3.9	1.7%	(1.1)%	0.5%	1.1%	2.9%	(2.9)%	27.7%

Our products are sold to wholesalers, DIY chains, and OEMs. The change in organic net sales by channel was attributable to the following:

					Change As a % of Prior Year Sales
	Wholesale	DIY	OEMs	Total	Wholesale	DIY	OEMs
	(dollars in millions)
North America	$6.2	$(0.3)	$0.6	$6.5	4.0%	(0.7)%	3.2%
EMEA	(0.8)	(1.0)	(4.6)	(6.4)	(1.1)	(20.4)	(7.1)
Asia	1.7	—	—	1.7	26.2	—	—
Total	$7.1	$(1.3)	$(4.0)	$1.8	3.1%	(2.6)%	(4.8)%

Organic net sales in the North America wholesale and OEM markets increased in the second quarter of 2013, compared to the second quarter of 2012, mainly from increased sales in residential and commercial flow control and HVAC and gas product lines.  Organic sales were essentially flat in the North America DIY market in the second quarter of 2013 compared to the second quarter of 2012.  Pricing pressure in the retail channel offset unit volume increases during the quarter.

Organic net sales in the EMEA wholesale market decreased in the second quarter of 2013 as compared to the same period in 2012 primarily due to the economic market conditions in France and Germany, offset partially by continued growth in our drains and export business.  Organic net sales into the EMEA OEM market decreased as compared to the second quarter of 2012 primarily due to slowness in the German HVAC market.

The net increase in sales due to foreign exchange was primarily due to the appreciation of the euro against the U.S. dollar. We cannot predict whether the euro will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

Gross Profit. Gross profit and gross profit as a percent of net sales (gross margin) for the second quarters of 2013 and 2012 were as follows:

	Second Quarter Ended
	June 30, 2013	July 1, 2012
	(dollars in millions)
Gross profit	$133.7	$130.4
Gross margin	36.0%	35.5%

North America’s gross margin increased compared to the second quarter of 2012 due primarily to improved productivity, better product mix and favorable commodity costs, which largely offset inefficiencies related to our lead free conversion program and retail pricing pressure.  EMEA’s gross margin decreased due primarily to lower overhead absorption related to reduced volume, partially offset by productivity and pricing initiatives.

Selling, General and Administrative Expenses.  Selling, general and administrative, or SG&A, expenses for the second quarter of 2013 were essentially flat, increasing $0.1 million, or 0.1%, compared to the second quarter of 2012.  The increase in SG&A expenses was attributable to the following:

	(in millions)	% Change

Organic	$(0.3)	(0.3)%
Foreign exchange	0.4	0.4
Acquired	—	—
Total	$0.1	0.1%

The organic decrease in SG&A expenses was primarily due to reduced insurance costs of $0.5 million, reduced information technology related professional services costs of $0.8 million and reduced amortization of $0.5 million, partially offset by increased freight costs of $0.9 million and personnel costs from increased employee participation in the stock incentive plans of $0.6 million.  The increase in SG&A expenses from foreign exchange was primarily due to the appreciation of the euro against the U.S. dollar in 2013.  Total SG&A expenses, as a percentage of sales, were 25.9% in the second quarter of 2013 and 26.1% in the second quarter of 2012.

Restructuring and Other Charges, Net. In the second quarter of 2013, we recorded a net charge of $2.0 million primarily for involuntary terminations and other costs incurred as part of our Europe and North America restructuring plans, as compared to $1.2 million of restructuring charges for the second quarter of 2012.  For a more detailed description of our current restructuring plans, see Note 5 of Notes to Consolidated Financial Statements.

Operating Income.  Operating income (loss) by geographic segment for the second quarters of 2013 and 2012 were as follows:

	Second Quarter Ended			% Change to Consolidated Operating
	June 30, 2013	July 1, 2012	Change	Income
	(dollars in millions)
North America	$31.5	$26.2	$5.3	15.9%
EMEA	9.8	12.0	(2.2)	(6.6)
Asia	2.4	2.1	0.3	0.9
Corporate	(8.1)	(7.1)	(1.0)	(3.0)
Total	$35.6	$33.2	$2.4	7.2%

The increase (decrease) in operating income (loss) is attributable to the following:

						Change					Change
						As a % of Consolidated Operating Income					As a % of Segment Operating Income
	North America	EMEA	Asia	Corp.	Total	North America	EMEA	Asia	Corp.	Total	North America	EMEA	Asia	Corp.
	(dollars in millions)
Organic	$5.0	$(1.2)	$0.2	$(1.0)	$3.0	15.0%	(3.6)%	0.6%	(3.0)%	9.0%	19.1%	(10.0)%	9.5%	14.1%
Foreign exchange	(0.1)	0.2	0.1	—	0.2	(0.3)	0.6	0.3	—	0.6	(0.4)	1.7	4.8	—
Restructuring, impairment charges and other	0.4	(1.2)	—	—	(0.8)	1.2	(3.6)	—	—	(2.4)	1.5	(10.0)	—	—
Total	$5.3	$(2.2)	$0.3	$(1.0)	$2.4	15.9%	(6.6)%	0.9%	(3.0)%	7.2%	20.2%	(18.3)%	14.3%	14.1%

The increase in consolidated operating income was due primarily to an increase in gross margin as previously discussed and maintaining SG&A expenses flat, on slightly higher sales volume.  The increase in North America’s organic operating income was driven by improved gross profit driven by higher sales volume, better sales mix and productivity initiatives offset by lead free transition costs and retail pricing pressures.  The EMEA organic operating income decrease was due to lower gross profit from volume declines, partially offset by SG&A expense reductions.  Corporate costs increased over the prior year due to personnel costs of $1.5 million for investments in new positions, higher stock incentive plan costs, offset by $0.6 million in lower professional services.

Interest Expense.  Interest expense decreased $0.6 million, or 9.8%, for the second quarter of 2013 as compared to the second quarter of 2012 due to lower balance outstanding on the line of credit and the retirement in mid-May of $75 million in unsecured senior notes.

Other expense (income), net.  Other expense (income), net increased $1.4 million for the second quarter of 2013 as compared to the second quarter of 2012, primarily due to foreign currency transaction losses in Asia as a result of the appreciation of the Chinese yuan against the U.S. dollar in 2013.

Income Taxes.  Our effective income tax rate for continuing operations increased to 34.6% in the second quarter of 2013, from 33.3% for the second quarter of 2012.  The increase was largely due to worldwide earnings mix as a result of North America contributing a larger portion to worldwide earnings in 2013 than in 2012.

Net Income.  Net income from continuing operations for the second quarter of 2013 was $18.9 million, or $0.53 per common share, compared to $18.2 million, or $0.50 per common share, for the second quarter of 2012. Results for the second quarter of 2013 include an after-tax charge of $1.5 million, or $0.04 per common share, for restructuring and other charges, compared to $0.9 million, or $0.02 per common share, for the second quarter of 2012.  Further, the effects of the share repurchase programs contributed $0.01 per common share in the second quarter of 2013.

Six Months Ended June 30, 2013 Compared to Six Months Ended July 1, 2012

Net Sales.  Our business is reported in three geographic segments: North America, EMEA and Asia. Our net sales in each of these segments for each of the first six months of 2013 and 2012 were as follows:

	Six Months Ended		Six Months Ended			% Change to
	June 30, 2013		July 1, 2012			Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales
	(dollars in millions)
North America	$437.4	59.6%	$425.1	58.3%	$12.3	1.7%
EMEA	281.0	38.3	292.0	40.1	(11.0)	(1.5)
Asia	15.0	2.1	11.5	1.6	3.5	0.5
Total	$733.4	100.0%	$728.6	100.0%	$4.8	0.7%

The change in net sales was attributable to the following:

					Change As a % of Consolidated Net Sales				Change As a % of Segment Net Sales
	North America	EMEA	Asia	Total	North America	EMEA	Asia	Total	North America	EMEA	Asia
	(dollars in millions)
Organic	$11.9	$(14.6)	$3.4	$0.7	1.6%	(2.0)%	0.5%	0.1%	2.8%	(5.0)%	29.6%
Foreign exchange	(0.3)	3.6	0.1	3.4	—	0.5	—	0.5	(0.1)	1.2	0.8
Acquired	0.7	—	—	0.7	0.1	—	—	0.1	0.2	—	—
Total	$12.3	$(11.0)	$3.5	$4.8	1.7%	(1.5)%	0.5%	0.7%	2.9%	(3.8)%	30.4%

Our products are sold to wholesalers, DIY chains, and OEMs. The change in organic net sales by channel was attributable to the following:

					Change As a % of Prior Year Sales
	Wholesale	DIY	OEMs	Total	Wholesale	DIY	OEMs
	(dollars in millions)
North America	$10.4	$—	$1.5	$11.9	3.4%	—%	4.6%
EMEA	(4.9)	(2.5)	(7.2)	(14.6)	(3.3)	(23.8)	(5.5)
Asia	3.4	—	—	3.4	29.6	—	—
Total	$8.9	$(2.5)	$(5.7)	$0.7	1.9%	(2.5)%	(3.4)%

Organic net sales in the North America wholesale market increased in the first six months of 2013, compared to the first six months of 2012, mainly from increased sales in residential and commercial products and our HVAC product lines.  Organic sales remained flat in the North America DIY market in the first six months of 2013 compared to the first six months of 2012 as unit sales increases were offset by pricing degradation.  Organic net sales in the North America OEM market increased compared to the first six months of 2012 due primarily to the recovery in the sales to residential boiler manufacturers and into the food service OEM market.

Organic net sales in the EMEA wholesale market decreased in the first six months of 2013 as compared to the same period in 2012 primarily due to the economic market conditions in France and Germany, partially offset by continued growth in our drains and export business.  Organic net sales into the EMEA OEM market decreased as compared to the first six months of 2012 primarily due to a slower HVAC market in Germany.

The net increase in sales due to foreign exchange was primarily due to the appreciation of the euro against the U.S. dollar. We cannot predict whether the euro will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

Acquired net sales growth in North America was due to the inclusion of tekmar sales for an entire six months in the 2013 period.

Gross Profit. Gross profit and gross profit as a percent of net sales (gross margin) for the first six months of 2013 and 2012 were as follows:

	Six Months Ended
	June 30, 2013	July 1, 2012
	(dollars in millions)
Gross profit	$263.2	$258.9
Gross margin	35.9%	35.5%

North America’s gross margin increased compared to the first six months of 2012 due primarily to improved productivity and better sales mix, which largely offset inefficiencies related to our lead free conversion program.  EMEA’s gross margin decreased due primarily to lower overhead absorption related to reduced volume, partially offset by productivity initiatives.  Pricing pressures in the retail channel in North America restricted gross margin expansion.

Selling, General and Administrative Expenses.  Selling, general and administrative, or SG&A, expenses for the first six months of 2013 decreased $1.1 million, or 0.6%, compared to the first six months of 2012.  The decrease in SG&A expenses was attributable to the following:

	(in millions)	% Change

Organic	$(2.2)	(1.1)%
Foreign exchange	0.8	0.4
Acquired	0.3	0.1
Total	$(1.1)	(0.6)%

The organic decrease in SG&A expenses was primarily due to reduced insurance costs of $1.2 million, reduced information technology related professional services costs of $0.9 million and reduced amortization of $0.9 million, partially offset by increased personnel costs due to an expanded stock incentive program and inflation.  Reduced insurance costs primarily relate to lower product liability charges in North America of $0.8 million. The increase in SG&A expenses from foreign exchange was primarily due to the appreciation of the euro against the U.S. dollar in 2013. Acquired SG&A expenses were related to the tekmar acquisition.  Total SG&A expenses, as a percentage of sales, were 26.6% in the first six months of 2013 and 26.9% in the first six months of 2012.

Restructuring and Other Charges, Net. In the first six months of 2013, we recorded a net charge of $4.2 million primarily for involuntary terminations and other costs incurred as part of our Europe and North America restructuring plans, as compared to $2.9 million of restructuring charges for the first six months of 2012.  For a more detailed description of our current restructuring plans, see Note 5 of Notes to Consolidated Financial Statements.

Operating Income.  Operating income (loss) by geographic segment for the first six months of 2013 and 2012 were as follows:

	Six Months Ended			% Change to Consolidated Operating
	June 30, 2013	July 1, 2012	Change	Income
	(dollars in millions)
North America	$55.5	$46.1	$9.4	15.7%
EMEA	20.4	24.8	(4.4)	(7.3)
Asia	5.3	3.5	1.8	3.0
Corporate	(17.3)	(14.6)	(2.7)	(4.5)
Total	$63.9	$59.8	$4.1	6.9%

The increase (decrease) in operating income (loss) is attributable to the following:

						Change					Change
						As a % of Consolidated Operating Income					As a % of Segment Operating Income
	North America	EMEA	Asia	Corp.	Total	North America	EMEA	Asia	Corp.	Total	North America	EMEA	Asia	Corp.
	(dollars in millions)
Organic	$8.4	$(2.8)	$2.0	$(2.7)	$4.9	14.1%	(4.7)%	3.3%	(4.5)%	8.2%	18.2%	(11.3)%	57.1%	18.5%
Foreign exchange	(0.1)	0.3	0.1	—	0.3	(0.2)	0.5	0.2	—	0.5	(0.2)	1.2	2.9	—
Acquired	0.1	—	—	—	0.1	0.2	—	—	—	0.2	0.2	—	—	—
Restructuring, impairment charges and other	1.0	(1.9)	(0.3)	—	(1.2)	1.6	(3.1)	(0.5)	—	(2.0)	2.2	(7.6)	(8.6)	—
Total	$9.4	$(4.4)	$1.8	$(2.7)	$4.1	15.7%	(7.3)%	3.0%	(4.5)%	6.9%	20.4%	(17.7)%	51.4%	18.5%

The increase in consolidated operating income was due primarily to an increase in gross profit and a decrease of SG&A expenses as previously discussed.  The increase in North America’s organic operating income was driven by improved gross profit driven by higher sales volume, better product mix and productivity initiatives.  In addition, North America’s operating income benefitted from lower SG&A expenses.  The EMEA operating income decrease was due to lower gross margin from volume declines and higher restructuring costs, partially offset by SG&A expense reductions.  Corporate costs increased over the prior year due to personnel costs of $2.9 million for investments in new positions and higher stock incentive plan costs.  The acquired operating income was related to the tekmar acquisition.

Interest Expense.  Interest expense decreased $0.8 million, or 6.5%, for the first six months of 2013 as compared to the first six months of 2012 due to the lower balance outstanding on the line of credit and the retirement in mid-May of $75.0 million unsecured senior notes.

Other expense (income), net.  Other expense (income), net increased $2.3 million for the first six months of 2013 as compared to the first six months of 2012, primarily due to foreign currency transaction losses in Asia as a result of the appreciation of the Chinese yuan against the U.S. dollar in 2013.  Further a favorable customs settlement recorded in 2012 did not repeat in 2013.

Income Taxes.  Our effective income tax rate for continuing operations increased to 31.8% in the first six months ended June 30, 2013, from 30.9% for the first six months ended July 1, 2012.  The lower rate in 2012 was mainly due to reserve releases of approximately $0.8 million related primarily to the completion of a European subsidiary’s tax audit.  The slight increase to the rate for 2013 can be attributed to worldwide earnings mix, with North America contributing a larger portion in 2013 than in 2012.

Net Income.  Net income from continuing operations for the first six months of 2013 was $35.0 million, or $0.98 per common share, compared to $33.7 million, or $0.92 per common share, for the first six months of 2012. Results for the first six months of 2013 include an after-tax charge of $3.0 million, or $0.08 per common share, for restructuring and other charges, compared to $1.9 million, or $0.05 per common share, for the first six months of 2012.  Further, the effects of the share repurchase programs contributed $0.03 per common share in the first six months of 2013.

Liquidity and Capital Resources

We generated $21.3 million of net cash from operating activities in the first six months of 2013 as compared to cash generation of $22.9 million in the first six months of 2012. This decrease is primarily due to the net change in inventory of approximately $7.9 million relating to the incremental inventory build for the lead free transition program offset by other changes in working capital. During the six month period ended June 30, 2013 we invested an incremental $27 million of inventory in preparation of customers transitioning to lead free inventory.

We used $14.5 million of net cash for investing activities for the first six months of 2013, for capital equipment, primarily related to our new lead free foundry.  For the second half of fiscal year 2013, we expect to invest approximately $19 million in capital equipment as part of our ongoing commitment to improve our operating capabilities.

We used $93.2 million of net cash for financing activities for the first six months of 2013 primarily for the repayment of the $75.0 million of unsecured senior notes that matured on May 15, 2013, payments to repurchase approximately 213,000 shares of Class A common stock at a cost of approximately $10.0 million and payment of dividends of $8.5 million.

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

Borrowings outstanding under the Credit Agreement bear interest at a fluctuating rate per annum equal to (i) in the case of Eurocurrency rate loans, the British Bankers’ Association LIBOR rate plus an applicable percentage, ranging from 1.70% to 2.30%, determined by reference to our consolidated leverage ratio plus, in the case of certain lenders, a mandatory cost calculated in accordance with the terms of the Credit Agreement, or (ii) in the case of base rate loans and swing line loans, the highest of (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such day as announced by Bank of America, N.A. as its “prime rate,” and (c) the British Bankers’ Association LIBOR rate plus 1.0%, plus an applicable percentage, ranging from 0.70% to 1.30%, determined by reference to our consolidated leverage ratio. In addition to paying interest under the Credit Agreement, we are also required to pay certain fees in connection with the credit facility, including, but not limited to, a facility fee and letter of credit fees. Under the Credit Agreement, we are required to satisfy and maintain specified financial ratios and other financial condition tests. We may repay loans outstanding under the Credit Agreement from time to time without premium or penalty, other than customary breakage costs, if any, and subject to the terms of the Credit Agreement.  As of June 30, 2013, we had $29.6 million of stand-by letters of credit outstanding under the Credit Agreement. As of June 30, 2013, we were in compliance with all covenants related to the Credit Agreement and had $270.4 million of unused and available credit under the Credit Agreement.

Working capital (defined as current assets less current liabilities) as of June 30, 2013 was $469.5 million compared to $448.0 million as of December 31, 2012.  Cash and cash equivalents decreased to $181.9 million as of June 30, 2013, compared to $271.8 million as of December 31, 2012. The ratio of current assets to current liabilities was 2.6 to 1 as of June 30, 2013 and 2.2 to 1 as of December 31, 2012.  The decrease in cash and cash equivalents was driven primarily by the repayment of debt, repurchase of stock and an increase in inventory and capital spending related to our lead free transition program.

As of June 30, 2013, we held $181.9 million in cash and cash equivalents.  Of this amount, approximately $144.6 million of cash and cash equivalents was held by foreign subsidiaries.  Our ability to fund operations from this balance could be limited by possible tax implications of moving proceeds across jurisdictions.  Our U.S. operations currently generate sufficient cash flows to meet our domestic obligations.  We also have the ability to borrow funds at reasonable interest rates, utilize the committed funds under our Credit Agreement or recall intercompany loans.  However, if amounts held by foreign subsidiaries were needed to fund operations in the United States, we could be required to accrue and pay taxes to repatriate these funds.  Such charges may include a federal tax of up to 35.0% on dividends received in the U.S., potential state income taxes and an additional withholding tax payable to foreign jurisdictions of up to 10.0%.  However, our intent is to permanently reinvest undistributed earnings of foreign subsidiaries and we do not have any current plans to repatriate them to fund operations in the United States.

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

A reconciliation of net cash provided by operating activities to free cash flow and calculation of our cash conversion rate is provided below:

	Six Months Ended
	June 30, 2013	July 1, 2012
	(in millions)
Net cash provided by operating activities	$21.3	$22.9
Less: additions to property, plant, and equipment	(18.0)	(9.6)
Plus: proceeds from the sale of property, plant, and equipment	1.4	1.0
Free cash flow	$4.7	$14.3

Net income from continuing operations	$35.0	$33.7

Cash conversion rate of free cash flow to net income from continuing operations	13.4%	42.4%

Our free cash flow decreased in the first six months of 2013 when compared to the first six months of 2012 primarily due to cash investment in working capital and additional capital spending, primarily related to the lead free transition program.

Our net debt to capitalization ratio (a non-GAAP financial measure) for the first six months of 2013 was 11.7%, compared to 10.7% at December 31, 2012. The increase in net debt to capitalization ratio is due primarily to cash outlay related to our capital investment in our lead free foundry and our investment in lead free inventory.  Management believes the net debt to capitalization ratio is an appropriate supplemental measure because it helps investors understand our ability to meet our financing needs and serves as a basis to evaluate our financial structure. Our computation may not be comparable to other companies that may define their net debt to capitalization ratios differently.

A reconciliation of long-term debt (including current portion) to net debt and our net debt to capitalization ratio is provided below:

	June 30,	December 31,
	2013	2012
	(in millions )
Current portion of long-term debt	$2.1	$77.1
Plus: long-term debt, net of current portion	306.3	307.5
Less: cash and cash equivalents	(181.9)	(271.8)
Net debt	$126.5	$112.8

	June 30,	December 31,
	2013	2012
	(in millions )
Net debt	$126.5	$112.8
Plus: total stockholders’ equity	953.2	939.5
Capitalization	$1,079.7	$1,052.3
Net debt to capitalization ratio	11.7%	10.7%

We maintain letters of credit that guarantee our performance or payment to third parties in accordance with specified terms and conditions. Amounts outstanding were approximately $29.6 million as of June 30, 2013 and $34.8 million at December 31, 2012. Our letters of credit are primarily associated with insurance coverage and, to a lesser extent, foreign purchases and generally expire within one year of issuance. These instruments may exist or expire without being drawn down; therefore they do not necessarily represent future cash flow obligations.

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

Application of Critical Accounting Policies and Key Estimates

The preparation of our consolidated financial statements in accordance with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported. A critical accounting estimate is an assumption about highly uncertain matters and could have a material effect on the consolidated financial statements if another, also reasonable, amount were used, or, a change in the estimate is reasonably likely from period to period. We base our assumptions on historical experience and on other estimates that we believe are reasonable under the circumstances. Actual results could differ significantly from these estimates.  There were no changes in accounting policies or significant changes in accounting estimates during the first six months of 2013.

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

As of October 28, 2012, the annual impairment analysis date, the fair value of the EMEA reporting unit exceeded the carrying value by a significant amount.  During the six months ended June 30, 2013, operating results for the EMEA reporting unit have been hindered by the downturn in the economic environment in Europe and continued to fall below the expected operating results and growth rates used in the calculation of the present value of future cash flow projections, triggering the decision to update the impairment analysis.  As a result of the updated fair value assessment, it was determined that the fair value of the EMEA reporting unit did decrease from year end but continues to exceed its carrying value by approximately 15%. We also performed an analysis on the long-lived assets in the EMEA reporting unit as a result of the triggering event and concluded that these assets were not impaired.

Should the EMEA reporting unit’s operating results decline further for any reason, including if the European marketplace deteriorates beyond our current expectations or should interest rates increase significantly, then the reporting unit’s goodwill may be at risk for impairment in the future. The EMEA reporting unit’s goodwill balance as of June 30, 2013 was $214.8 million.

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

New Accounting Standards

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”, which is intended to eliminate the diversity in practice in the presentation of unrecognized tax benefits in those instances.  ASU 2013-11 is effective for fiscal years, and interim periods beginning after December 15, 2013. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

In March 2013, the FASB issued Accounting Standards Update (ASU) No. 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Group of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This ASU is intended to eliminate diversity in practice on the release of cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest. In addition, the amendments in this ASU resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2013, with early adoption permitted, and must be applied prospectively. We early adopted the ASU in fiscal year 2013.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  In connection with these rules, we will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Part II.  OTHER INFORMATION

Item l.   Legal Proceedings

As disclosed in Part I, Item 1, “Product Liability, Environmental and Other Litigation Matters” of our Annual Report on Form 10-K for the year ended December 31, 2012, we are party to certain litigation.  There have been no material developments with respect to our contingencies and environmental remediation proceedings during the quarter ended June 30, 2013.

Item 1A.  Risk Factors

This report may include statements that are not historical facts and are considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements reflect our current views about future results of operations and other forward-looking information.  In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should” and “would” or similar words. You should not rely on forward-looking statements because our actual results may differ materially from those indicated by these forward-looking statements as a result of a number of important factors.  These factors include, but are not limited to, the following:  the current economic and financial condition, which can affect levels of housing starts and remodeling, affecting the markets where our products are sold, manufactured, or marketed; difficulties in converting lead free products; shortages in and pricing of raw materials and supplies; loss of market share through competition; introduction of competing products by other companies; pressure on prices from competitors, suppliers, and/or customers; changes in variable interest rates on our borrowings; identification and disclosure of material weaknesses in our internal control over financial reporting; failure to expand our markets through acquisitions; failure or delay in developing new products; lack of acceptance of new products; failure to manufacture products that meet required performance and safety standards; foreign exchange rate fluctuations; cyclicality of industries, such as plumbing and heating wholesalers and home improvement retailers, in which we market certain of our products; environmental compliance costs; product liability costs; the results and timing of our restructuring plans; changes in the status of current litigation, and other risks and uncertainties discussed in Part I, “Item 1A. Risk Factors” and in Note 14 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities Exchange Commission, and in other reports we file from time to time with the Securities and Exchange Commission.

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

The following table includes information with respect to shares of our Class A Common Stock withheld to satisfy withholding tax obligations during the three-month period ended June 30, 2013.

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2013 — April 28, 2013	129	$45.64	—	—
April 29, 2013 — May 26, 2013	—	—	—	—
May 27, 2013 — June 30, 2013	1,848	$47.54	—	—
Total	1,977	$47.42	—	—

The following table includes information with respect to repurchases of our Class A Common Stock during the three-month period ended June 30, 2013 under our stock repurchase program.

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2013 — April 28, 2013	—	—	—	—
April 29, 2013 — May 26, 2013	71,033	$47.19	71,033	$86,648,277
May 27, 2013 — June 30, 2013	141,607	$46.91	212,640	$80,005,360
Total	212,640	$47.00	212,640	$80,005,360

(1) On April 30, 2013, the Board of Directors authorized a stock repurchase program of up to $90 million of the Company’s Class A Common Stock to be purchased from time to time on the open market or in privately negotiated transactions.  The timing and number of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions.  During the quarter ended June 30, 2013, we repurchased approximately $10.0 million of common stock.

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

WATTS WATER TECHNOLOGIES, INC.

Date:	August 8, 2013	By:	/s/ David J. Coghlan
David J. Coghlan
Chief Executive Officer (principal executive officer)

Date:	August 8, 2013	By:	/s/ Dean P. Freeman
Dean P. Freeman
Chief Financial Officer (principal financial officer)

Date:	August 8, 2013	By:	/s/ Timothy M. MacPhee
Timothy M. MacPhee
Treasurer and Chief Accounting Officer (principal accounting officer)

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description

3.1	Restated Certificate of Incorporation, as amended (1)

3.2	Amended and Restated By-Laws (2)

10.1	Watts Water Technologies, Inc. Executive Incentive Bonus Plan(3)

10.2	Watts Water Technologies, Inc. Second Amended and Restated 2004 Stock Incentive Plan (3)

10.3	Form of Non-Qualified Stock Option Agreement under the Watts Water Technologies, Inc. Second Amended and Restated 2004 Stock Incentive Plan

10.4	Form of Restricted Stock Award Agreement under the Watts Water Technologies, Inc. Second Amended and Restated 2004 Stock Incentive Plan

10.5	Form of Deferred Stock Award Agreement under the Watts Water Technologies, Inc. Second Amended and Restated 2004 Stock Incentive Plan

10.6	Watts Water Technologies, Inc Management Stock Purchase Plan Amended and Restated as of July 30, 2013

10.7	Form of Indemnification Agreement between Watts Water Technologies, Inc. and certain directors and officers

10.8	Compromise Agreement among Watts UK Limited, Watts Industries Europe B.V., Watts Water Technologies, Inc. and John Dennis Cawte

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*                                         Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the Second Quarters Ended June 30, 2013 and July 1, 2012 and the Six Months Ended June 30, 2013 and July 1, 2012, (iii) Consolidated Statements of Comprehensive Income (Loss) for the Second Quarters Ended June 30, 2013 and July 1, 2012 and the Six Months Ended June 30, 2013 and July 1, 2012, (vi) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 and July 1, 2012, and (vii) Notes to Consolidated Financial Statements.

(1)         Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-11499) for the quarter ended July 3, 2005.

(2)         Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-11499) dated April 29, 2013.

(3)         Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-11499) dated May 15, 2013.