Form 10-Q
period 2013-09-29
WATTS WATER TECHNOLOGIES INC
filed 2013-11-06
CIK 795403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 29, 2013

or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2013
Class A Common Stock, $0.10 par value	28,810,548

Class B Common Stock, $0.10 par value	6,489,290

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share information)

(Unaudited)

	September 29,	December 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$227.2	$271.3
Short-term investment securities	—	2.1
Trade accounts receivable, less allowance for doubtful accounts of $10.3 million at September 29, 2013 and $9.5 million at December 31, 2012	228.9	206.2
Inventories, net:
Raw materials	109.4	110.8
Work in process	21.7	20.5
Finished goods	179.7	156.7
Total Inventories	310.8	288.0
Prepaid expenses and other assets	21.4	22.5
Deferred income taxes	23.3	21.5
Asset held for sale	1.3	—
Assets of discontinued operations	—	11.7
Total Current Assets	812.9	823.3
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	530.6	510.2
Accumulated depreciation	(311.2)	(288.5)
Property, plant and equipment, net	219.4	221.7
OTHER ASSETS:
Goodwill	509.8	504.0
Intangible assets, net	135.6	145.4
Deferred income taxes	3.6	4.8
Other, net	9.1	9.8
TOTAL ASSETS	$1,690.4	$1,709.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$134.6	$131.3
Accrued expenses and other liabilities	129.6	116.6
Accrued compensation and benefits	44.0	41.9
Current portion of long-term debt	2.1	77.1
Liabilities of discontinued operations	—	1.5
Total Current Liabilities	310.3	368.4
LONG-TERM DEBT, NET OF CURRENT PORTION	306.2	307.5
DEFERRED INCOME TAXES	43.1	44.9
OTHER NONCURRENT LIABILITIES	44.9	48.7
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Class A Common Stock, $0.10 par value; 80,000,000 shares authorized; 1 vote per share; issued and outstanding 28,784,168 shares at September 29, 2013 and 28,673,639 shares at December 31, 2012	2.9	2.9
Class B Common Stock, $0.10 par value; 25,000,000 shares authorized; 10 votes per share; issued and outstanding, 6,504,290 shares at September 29, 2013 and 6,588,680 at December 31, 2012	0.6	0.6
Additional paid-in capital	468.2	448.7
Retained earnings	512.6	498.1
Accumulated other comprehensive income (loss)	1.6	(10.8)
Total Stockholders’ Equity	985.9	939.5
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,690.4	$1,709.0

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in millions, except per share information)

(Unaudited)

	Third Quarter Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Net sales	$371.8	$352.8	$1,097.5	$1,072.9
Cost of goods sold	237.9	225.1	701.9	688.0
GROSS PROFIT	133.9	127.7	395.6	384.9
Selling, general and administrative expenses	100.7	91.7	294.0	285.9
Restructuring and other charges, net	2.8	(0.5)	7.0	1.8
Adjustment to gain on disposal of business	—	1.6	—	1.6
Goodwill and other long-lived asset impairment charges	0.2	2.4	0.2	3.0
OPERATING INCOME	30.2	32.5	94.4	92.6
Other (income) expense:
Interest income	(0.1)	(0.1)	(0.4)	(0.5)
Interest expense	5.1	6.1	16.6	18.4
Other expense (income), net	0.3	(0.6)	1.7	(1.5)
Total other expense	5.3	5.4	17.9	16.4
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	24.9	27.1	76.5	76.2
Provision for income taxes	7.4	8.8	23.8	24.0
NET INCOME FROM CONTINUING OPERATIONS	17.5	18.3	52.7	52.2
(Loss) income from discontinued operations, net of tax	(2.1)	0.4	(2.3)	0.7
NET INCOME	$15.4	$18.7	$50.4	$52.9

BASIC EPS
Net income (loss) per share:
Continuing operations	$0.49	$0.52	$1.48	$1.44
Discontinued operations	(0.06)	0.01	(0.06)	0.02
NET INCOME	$0.43	$0.53	$1.42	$1.46
Weighted average number of shares	35.4	35.1	35.5	36.1

DILUTED EPS
Net income (loss) per share:
Continuing operations	$0.49	$0.52	$1.48	$1.44
Discontinued operations	(0.06)	0.01	(0.07)	0.02
NET INCOME	$0.43	$0.53	$1.41	$1.46
Weighted average number of shares	35.6	35.2	35.6	36.3

Dividends per share	$0.13	$0.11	$0.37	$0.33

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in millions)

(Unaudited)

	Third Quarter Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Net income	$15.4	$18.7	$50.4	$52.9

Other comprehensive income, net of tax:
Foreign currency translation adjustments	24.4	25.1	12.0	1.9
Defined benefit pension plans:
Amortization of net losses included in net periodic pension cost	0.1	0.2	0.4	0.5
Other comprehensive income, net of tax	24.5	25.3	12.4	2.4
Comprehensive income	$39.9	$44.0	$62.8	$55.3

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Nine Months Ended
	September 29, 2013	September 30, 2012
OPERATING ACTIVITIES
Net income	$50.4	$52.9
Less: (Loss) income from discontinued operations, net of taxes	(2.3)	0.7
Net income from continuing operations	52.7	52.2
Adjustments to reconcile net income from continuing operations to net cash provided by continuing operating activities:
Depreciation	25.4	24.2
Amortization of intangibles	11.0	11.8
Stock-based compensation	6.6	4.2
Deferred income tax benefit	(3.0)	(1.1)
Loss on disposal and impairment of goodwill, property, plant and equipment and other	0.2	3.5
Changes in operating assets and liabilities, net of effects from business acquisitions and divestures:
Accounts receivable	(20.8)	(10.9)
Inventories	(20.2)	(17.8)
Prepaid expenses and other assets	2.1	(8.5)
Accounts payable, accrued expenses and other liabilities	13.7	13.9
Net cash provided by continuing operations	67.7	71.5
INVESTING ACTIVITIES
Additions to property, plant and equipment	(22.6)	(18.6)
Proceeds from the sale of property, plant and equipment	1.4	0.2
Investments in securities	—	(2.1)
Proceeds from the sale of asset held for sale	—	0.7
Proceeds from sale of securities	2.1	4.1
Business acquisitions, net of cash acquired	—	(17.5)
Net cash used in investing activities	(19.1)	(33.2)
FINANCING ACTIVITIES
Proceeds from long-term debt	—	9.2
Payments of long-term debt	(76.4)	(23.4)
Payment of capital leases and other	(3.9)	(2.1)
Proceeds from share transactions under employee stock plans	9.4	9.4
Tax benefit of stock awards exercised	1.7	1.6
Dividends	(13.1)	(12.1)
Payments to repurchase common stock	(20.0)	(65.8)
Net cash used in financing activities	(102.3)	(83.2)
Effect of exchange rate changes on cash and cash equivalents	1.8	1.6
Net cash (used in) provided by operating activities of discontinued operations	(0.6)	2.2
Net cash provided by investing activities of discontinued operations	7.9	—
DECREASE IN CASH AND CASH EQUIVALENTS	(44.6)	(41.1)
Cash and cash equivalents at beginning of year	271.8	250.6
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$227.2	$209.5
NON-CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of businesses:
Fair value of assets acquired	$—	$26.8
Cash paid, net of cash acquired	—	17.5
Liabilities assumed	$—	$9.3
Acquisitions of fixed assets under financing agreement	$0.7	$0.8
Issuance of stock under management stock purchase plan	$0.5	$0.7

CASH PAID FOR:
Interest	$12.3	$12.7
Income taxes	$25.1	$20.8

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.              Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the Watts Water Technologies, Inc. (the Company) Consolidated Balance Sheet as of September 29, 2013, the Consolidated Statements of Operations for the third quarters and nine months ended September 29, 2013 and September 30, 2012, the Consolidated Statements of Comprehensive Income for the third quarters and nine months ended September 29, 2013 and September 30, 2012, and the Consolidated Statements of Cash Flows for the nine months ended September 29, 2013 and September 30, 2012.

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

The Company operates on a 52-week fiscal year ending on December 31st.  Any quarterly or nine month data contained in this Quarterly Report on Form 10-Q generally reflect the results of operations for a 13-week period or 39-week period, respectively.

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

Goodwill and Long-Lived Assets

The changes in the carrying amount of goodwill by geographic segment are as follows:

	September 29, 2013
	Gross Balance				Accumulated Impairment Losses			Net Goodwill
	Balance January 1, 2013	Acquired During the Period	Foreign Currency Translation and Other	Balance September 29, 2013	Balance January 1, 2013	Impairment Loss During the Period	Balance September 29, 2013	September 29, 2013
	(in millions)
North America	$225.6	$—	$(0.5)	$225.1	$(24.2)	$—	$(24.2)	$200.9
Europe, Middle East and Africa (EMEA)	289.7	—	6.1	295.8	—	—	—	295.8
Asia	12.9	—	0.2	13.1	—	—	—	13.1
Total	$528.2	$—	$5.8	$534.0	$(24.2)	$—	$(24.2)	$509.8

	September 30, 2012
	Gross Balance				Accumulated Impairment Losses			Net Goodwill
	Balance January 1, 2012	Acquired During the Period	Foreign Currency Translation and Other	Balance September 30, 2012	Balance January 1, 2012	Impairment Loss During the Period	Balance September 30, 2012	September 30, 2012
	(in millions)
North America	$213.8	$13.3	$0.3	$227.4	$(23.2)	$(1.0)	$(24.2)	$203.2
EMEA	281.1	—	(0.2)	280.9	—	—	—	280.9
Asia	12.7	—	—	12.7	—	—	—	12.7
Total	$507.6	$13.3	$0.1	$521.0	$(23.2)	$(1.0)	$(24.2)	$496.8

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

As of October 28, 2012, the annual impairment analysis date, the fair value of the EMEA reporting unit exceeded the carrying value by a significant amount.  The EMEA reporting unit represents the EMEA geographic segment excluding the Blücher reporting unit.  During the six months ended June 30, 2013, operating results for the EMEA reporting unit had been hindered by the downturn in the economic environment in Europe and continued to fall below the expected operating results and growth rates used in the calculation of the present value of future cash flow projections, triggering the decision to update the impairment analysis.  As a result of the updated fair value assessment, it was determined that the fair value of the EMEA reporting unit did decrease from year end but continues to exceed its carrying value by approximately 15%. The Company also performed an analysis on the long-lived assets in the EMEA reporting unit as a result of the triggering event and concluded that these assets were not impaired.

Based on the operating results for the three months ended September 29, 2013 and the expected savings from the European operations restructuring program approved by the Board on July 30, 2013, it was determined that the fair value of the EMEA reporting unit continues to exceed its carrying value.  Should the EMEA reporting unit’s operating results decline further for any reason, including if the European marketplace deteriorates beyond current expectations or should interest rates increase significantly, then the reporting unit’s goodwill may be at risk for impairment in the future. The EMEA reporting unit’s goodwill balance as of September 29, 2013 was $218.2 million.

During the third quarter of 2012, the Company recorded a pre-tax goodwill impairment charge of $1.0 million relating to the Blue Ridge Atlantic Enterprises, Inc. (BRAE) reporting unit in North America as it continued to fall below expectations and triggered the decision to update the impairment analysis. The Company also reviewed the BRAE earnout calculation and recorded a $1.0 million reduction in the contingent earnout liability during the third quarter of 2012 (see Note 5).

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

The Company recorded impairment charges related to certain assets held for sale of $0.2 million and $1.4 million in the third quarter of 2013 and 2012, respectively.

Intangible assets include the following:

	September 29, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Patents	$16.5	$(12.4)	$4.1	$16.5	$(11.7)	$4.8
Customer relationships	132.3	(73.7)	58.6	131.4	(65.9)	65.5
Technology	27.1	(10.4)	16.7	27.4	(9.0)	18.4
Trade Names	13.6	(2.7)	10.9	13.5	(1.8)	11.7
Other	8.7	(5.6)	3.1	8.7	(5.5)	3.2
Total amortizable intangibles	198.2	(104.8)	93.4	197.5	(93.9)	103.6
Indefinite-lived intangible assets	42.2	—	42.2	41.8	—	41.8
Total	$240.4	$(104.8)	$135.6	$239.3	$(93.9)	$145.4

Aggregate amortization expense for amortizable intangible assets for the third quarters of 2013 and 2012 was $3.7 million and $3.6 million, respectively, and for the first nine months of 2013 and 2012 was $11.0 million and $11.8 million, respectively.  Additionally, future amortization expense for the next five years on amortizable intangible assets is expected to be approximately $3.7 million for the remainder of 2013, $14.6 million for 2014, $14.3 million for 2015, $13.8 million for 2016 and $13.5 million for 2017. Amortization expense is recorded on a straight-line basis over the estimated useful lives of the intangible assets. The weighted-average remaining life of total amortizable intangible assets is 8.6 years. Patents, customer relationships, technology, trade names and other amortizable intangibles have weighted-average remaining lives of 5.8 years, 5.8 years, 11.6 years, 11.1 years and 40.9 years, respectively. Indefinite-lived intangible assets primarily include trademarks and trade names.

Stock-Based Compensation

The Company maintains two stock incentive plans under which key employees have been granted incentive stock options (ISOs) and nonqualified stock options (NSOs) to purchase the Company’s Class A common stock. Only one plan, the Second Amended and Restated 2004 Stock Incentive Plan, is currently available for the grant of new stock options, which are currently being granted only to employees.  Under the 2004 Stock Incentive Plan, options become exercisable over a four-year period at the rate of 25% per year and expire ten years after the grant date. ISOs and NSOs granted under the plans may have exercise prices of not less than 100% of the fair market value of the Class A Common Stock on the date of grant. The Company’s current practice is to grant all options at fair market value on the grant date. The Company issued 340,367 stock options during the third quarter and 349,867 during the first nine months of 2013.

The fair value of each option issued under the 2004 Stock Incentive Plan is estimated on the date of grant, using the Black-Scholes-Merton Model, based on the following weighted average assumptions:

	2013	2012
Expected life (years)	6.0	6.0
Expected stock price volatility	40.3%	41.2%
Expected dividend yield	1.0%	1.2%
Risk-free interest rate	1.7%	0.9%

The above assumptions were used to determine the weighted average grant-date fair value of stock options of $20.30 and $13.49 in 2013 and 2012, respectively.

The Company has also granted shares of restricted stock and deferred shares to key employees and stock awards to non-employee members of the Company’s Board of Directors under the 2004 Stock Incentive Plan.  Stock awards to non-employee members of the Company’s Board of Directors are fully vested upon grant.  Employees’ restricted stock awards and deferred shares vest over a three-year period at the rate of one-third per year. The restricted stock awards and deferred shares are amortized to expense on a straight-line basis over the vesting period. The Company issued 116,851 shares of restricted stock and 11,492 deferred shares in the third quarter and 120,018 shares of restricted stock and 11,492 deferred shares in the first nine months of 2013 under the 2004 Stock Incentive Plan.

The Company also has a Management Stock Purchase Plan that allows for the purchase of restricted stock units (RSUs) by key employees.  On an annual basis, key employees may elect to receive a portion of their annual incentive compensation in RSUs instead of cash.  Each RSU represents one share of Class A common stock and is purchased by the employee at 67% of the fair market value of the Company’s Class A common stock on the date of grant.  RSUs vest either annually over a three-year period from the grant date or upon the third anniversary of the grant date and receipt of the shares underlying RSUs is deferred for a minimum of three years or such greater number of years as is chosen by the employee.  An aggregate of 2,000,000 shares of Class A common stock may be issued under the Management Stock Purchase Plan. The Company granted 45,196 RSUs and 63,739 RSUs in the nine months of 2013 and 2012, respectively.

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

Shipping and Handling

The Company’s shipping costs included in selling, general and administrative expenses were $10.0 million and $9.4 million for the third quarters of 2013 and 2012, respectively, and were $29.3 million and $28.2 million for the first nine months of 2013 and 2012, respectively.

Research and Development

Research and development costs included in selling, general and administrative expenses were $5.2 million and $4.9 million for the third quarters of 2013 and 2012, respectively, and were $16.1 million and $15.3 million for the first nine months of 2013 and 2012, respectively.

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

New Accounting Standards

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”, which is intended to eliminate the diversity in practice in the presentation of unrecognized tax benefits in those instances.  ASU 2013-11 is effective for fiscal years and interim periods beginning after December 15, 2013. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

In March 2013, the FASB issued ASU No. 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This ASU is intended to eliminate diversity in practice on the release of cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest. In addition, the amendments in this ASU resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2013, with early adoption permitted, and must be applied prospectively. The Company early adopted the ASU in 2013.

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

3.              Discontinued Operations

On August 1, 2013, the Company completed the sale of all of the outstanding shares of an indirectly wholly-owned subsidiary, Watts Insulation GmbH (Austroflex), receiving net cash proceeds of $7.9 million.  Austroflex is an Austrian-based manufacturer of pre-insulated flexible pipe systems for district heating, solar applications and under-floor radiant heating systems. Austroflex did not meet performance expectations since its purchase approximately three years ago.  The loss after tax on disposal of the business was approximately $2.2 million. Further, during the year ended December 31, 2011, the Company wrote down Austroflex’s long-lived assets by $14.8 million. The Company evaluated the operations of Austroflex and determined that it would not have a substantial continuing involvement in Austroflex’s operations and cash flows. Austroflex’s results of operations have been presented as discontinued operations in the quarter ended September 29, 2013 and all comparative periods presented have been adjusted in the consolidated interim financial statements to reflect Austroflex’s results as discontinued operations.

On December 21, 2012, the Company completed the sale of all of the outstanding shares of its indirectly wholly-owned subsidiary, Flomatic Corporation (Flomatic). The sale excluded the backflow product line of Flomatic, which was retained by the Company.  Flomatic, located in Glens Falls, New York, specializes in manufacturing and selling check valves, foot valves and automatic hydraulic control valves for the well water industry. The Company acquired Flomatic as part of its acquisition of Danfoss Socla S.A.S. (Socla) in April 2011.  The Company evaluated the operations of Flomatic and determined that it would not have a substantial continuing involvement in Flomatic’s operations and cash flows. As a result, Flomatic’s cash flows and operations were eliminated from the continuing operations of the Company and classified as discontinued operations for all periods presented.

Pretax profit or losses in discontinued operations are as follows:

	Third Quarter Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(in millions)
Flomatic pretax profit in discontinued operations	$—	$0.4	$—	$1.1
Austroflex pretax (loss) profit in discontinued operations	(2.1)	0.2	(2.4)	(0.1)
Total pretax (loss) profit in discontinued operations	$(2.1)	$0.6	$(2.4)	$1.0

Revenues reported in discontinued operations are as follows:

	Third Quarter Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(in millions)
Flomatic revenues	$—	$3.4	$—	$10.1
Austroflex revenues	1.8	5.0	9.5	13.6
Total revenues	$1.8	$8.4	$9.5	$23.7

4.              Financial Instruments and Derivative Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including deferred compensation plan assets and related liability, and contingent consideration. There were no designated cash flow hedges as of September 29, 2013 and December 31, 2012.  The fair values of these certain financial assets and liabilities were determined using the following inputs at September 29, 2013 and December 31, 2012:

	Fair Value Measurements at September 29, 2013 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Assets
Plan asset for deferred compensation(1)	$4.5	$4.5	$—	$—
Total assets	$4.5	$4.5	$—	$—
Liabilities
Plan liability for deferred compensation(2)	$4.5	$4.5	$—	$—
Contingent consideration(3)	4.0	—	—	4.0
Total liabilities	$8.5	$4.5	$—	$4.0

	Fair Value Measurements at December 31, 2012 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Assets
Plan asset for deferred compensation(1)	$4.2	$4.2	$—	$—
Total assets	$4.2	$4.2	$—	$—
Liabilities
Plan liability for deferred compensation(2)	$4.2	$4.2	$—	$—
Contingent consideration(3)	5.2	—	—	5.2
Total liabilities	$9.4	$4.2	$—	$5.2

(1)         Included in other, net on the Company’s consolidated balance sheet.

(2)         Included in accrued compensation and benefits on the Company’s consolidated balance sheet.

(3)         Included in other noncurrent liabilities and accrued expenses and other liabilities on the Company’s consolidated balance sheet.

The table below provides a summary of the changes in fair value of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period December 31, 2012 to September 29, 2013.

	Balance	Purchases,	Total realized and unrealized (gains) losses included in:		Balance
	December 31, 2012	sales, settlements, net	Earnings	Comprehensive income	September 29, 2013
	(in millions)
Contingent consideration	$5.2	$(1.2)	$0.3	$(0.3)	$4.0

In connection with the tekmar acquisition in January 2012, a contingent liability of $5.1 million was recognized as the estimate of the acquisition date fair value of the contingent consideration. This liability was classified as Level 3 under the fair value hierarchy as it was based on the probability of achievement of a future performance metric as of the date of the acquisition, which was not observable in the market.  Failure to meet the performance metrics would reduce this liability to zero, while complete achievement would increase this liability to the full remaining purchase price of CAD $8.2 million. A portion of the contingent consideration was paid out during 2013, in the amount of $1.2 million, based on performance metrics achieved in 2012. The contingent liability was increased by $0.3 million during the nine month period based on performance metrics achieved to date.

Short-term investment securities as of December 31, 2012 consist of a certificate of deposit with a remaining maturity of greater than three months at the date of purchase, for which the carrying amount is a reasonable estimate of fair value.  There were no short-term investment securities as of September 29, 2013.

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

The Company has exposure to a number of foreign currency rates, including the Canadian Dollar, the Euro, the Chinese Yuan and the British Pound Sterling. To manage this risk, the Company generally uses a layering methodology whereby at the end of any quarter the Company has generally entered into forward exchange contracts which hedge approximately 50% of the projected intercompany purchase transactions for the next twelve months. The Company primarily uses this strategy for purchases between Canada and the U.S. The average volume of contracts can vary but generally is approximately $2 million to $10 million in open contracts at the end of any given quarter. At September 29, 2013, the Company had contracts for notional amounts aggregating to $2.3 million.  The Company accounts for the forward exchange contracts as an economic hedge. Realized and unrealized gains and losses on the contracts are recognized in other (income) expense in the consolidated statement of operations. These contracts do not subject the Company to significant market risk from exchange movement because they offset gains and losses on the related foreign currency denominated transactions.

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

	September 29,	December 31,
	2013	2012
	(in millions)
Carrying amount	$308.3	$384.6
Estimated fair value	$336.3	$420.8

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

On July 30, 2013, the Board of Directors authorized the initiation of a restructuring program with respect to our European operations to reduce our European manufacturing footprint by approximately 10%, improve organizational and operational efficiency and better align costs with expected revenues in response to changing market conditions.  The restructuring program (‘2013 Actions’) is expected to include a pre-tax charge to earnings totaling approximately $14.0 million, approximately $9.8 million of which is expected to be recorded through fiscal 2014 and the remainder of which is expected to be recorded during fiscal 2015.  This total charge is expected to include costs for severance benefits, relocation, clean-up, professional fees and certain asset write-downs.  The total net after-tax charge for the restructuring program is expected to be approximately $10.0 million.  The restructuring program is expected to be completed by the end of the fourth quarter of fiscal 2015.  Certain aspects of the restructuring program are subject to further analysis and determinations by local management and consultation and negotiation with various workers’ councils.

The Company also periodically initiates other actions which are not part of a major program.  In 2011, 2012 and the first nine months of 2013, the Company initiated restructuring activities in Europe and North America to relocate certain manufacturing activities.  Total expected costs are $4.4 million, including severance and relocation costs. The net after tax charge of $3.1 million will be incurred through mid-2014.

A summary of the pre-tax cost by restructuring program is as follows:

	Third Quarter Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(in millions)
Restructuring costs:

2011 Actions	$—	$—	$—	$0.6
2013 Actions	2.5	—	3.1	—
Other Actions	0.3	0.5	3.9	2.2
Total restructuring charges	2.8	0.5	7.0	2.8
Adjustment related to contingent liability reduction	—	(1.0)	—	(1.0)
Total restructuring and other charges, net	$2.8	$(0.5)	$7.0	$1.8

The Company recorded pre-tax restructuring and other charges, net in its business segments as follows:

	Third Quarter Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(in millions)
North America	$—	$(0.8)	$0.3	$0.1
EMEA	2.8	0.3	6.7	1.7
Total	$2.8	$(0.5)	$7.0	$1.8

Adjustment to gain on disposal of business. During the quarter ended September 30, 2012, the Company recorded a charge of $1.6 million related to an adjustment to the gain on disposal of Tianjin Watts Valve Company Ltd. (TWVC) within the Asia segment. In 2011, the Company had sold its equity ownership and remaining assets of TWVC and recognized a net pre-tax gain of $7.7 million and an after-tax gain of approximately $11.4 million relating mainly to the recognition of a cumulative translation adjustment and a tax benefit related to the reversal of a tax claw back in China. This gain was adjusted in 2012.

2013 Actions

Details of the Company’s 2013 European footprint program reserve, which for the nine months ended September 29, 2013 only relates to severance, is as follows:

Nine Months Ended
September, 2013
(in millions)
Balance at March 31, 2013	$—
Net pre-tax restructuring charges	0.6
Utilization and foreign currency impact	(0.3)
Balance at June 30, 2013	$0.3
Net pre-tax restructuring charges	2.5
Utilization and foreign currency impact	(0.8)
Balance at September 29, 2013	$2.0

The following table summarizes total expected, incurred and remaining pre-tax costs for 2013 European footprint program actions by type, and all attributable to the EMEA reportable segment:

	Severance	Legal and consultancy	Asset write-downs	Facility exit and other	Total
	(in millions)
Expected costs	$12.0	$1.6	$0.2	$0.2	$14.0
Costs incurred—second quarter 2013	(0.6)	—	—	—	(0.6)
Costs incurred— third quarter 2013	(2.5)	—	—	—	(2.5)

Remaining costs at September 29, 2013	$8.9	$1.6	$0.2	$0.2	$10.9

6.              Earnings per Share

The following tables set forth the reconciliation of the calculation of earnings per share:

	For the Third Quarter Ended September 29, 2013			For the Third Quarter Ended September 30, 2012
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(amounts in millions, except per share amounts)
Basic EPS
Net income:
Continuing operations	$17.5	35.4	$0.49	$18.3	35.1	$0.52
Discontinued operations	(2.1)		(0.06)	0.4		0.01
Net income	$15.4		$0.43	$18.7		$0.53
Effect of dilutive securities
Common stock equivalents		0.2			0.1
Diluted EPS
Net income:
Continuing operations	$17.5		$0.49	$18.3		$0.52
Discontinued operations	(2.1)		(0.06)	0.4		0.01
Net income	$15.4	35.6	$0.43	$18.7	35.2	$0.53

Options to purchase 0.2 million and 0.3 million shares of Class A common stock were outstanding during the third quarters of 2013 and 2012, respectively, but were not included in the computation of diluted EPS because to do so would be anti-dilutive.

	For the First Nine Months Ended September 29, 2013			For the First Nine Months Ended September 30, 2012
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(amounts in millions, except per share amounts)
Basic EPS
Net income:
Continuing operations	$52.7	35.5	$1.48	$52.2	36.1	$1.44
Discontinued operations	(2.3)		(0.06)	0.7		0.02
Net income	$50.4		$1.42	$52.9		$1.46
Effect of dilutive securities
Common stock equivalents		0.1			0.2
Diluted EPS
Net income:
Continuing operations	$52.7		$1.48	$52.2		$1.44
Discontinued operations	(2.3)		(0.07)	0.7		0.02
Net income	$50.4	35.6	$1.41	$52.9	36.3	$1.46

Options to purchase 0.3 million and 0.3 million shares of Class A common stock were outstanding during the first nine months of 2013 and 2012, respectively, but were not included in the computation of diluted EPS because to do so would be anti-dilutive.

On April 30, 2013, the Company announced that its Board of Directors has authorized the repurchase of up to $90 million of the Company’s Class A common stock from time to time on the open market or in privately negotiated transactions.  The timing and number of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions.  Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws.  The repurchase program may be suspended or discontinued at any time, subject to the terms of any Rule 10b5-1 plan the Company may enter into with respect to the repurchase program.  During the quarter ended September 29, 2013, the Company repurchased approximately 189,000 shares of Class A common stock at a cost of approximately $10.0 million.  During the first nine month of 2013, the Company repurchased approximately 402,000 shares of Class A common stock at a cost of approximately $20.0 million.

On May 16, 2012, the Board of Directors authorized a stock repurchase program of up to two million shares of the Company’s Class A common stock.  The stock repurchase program was completed in July 2012, as the Company repurchased the entire 2.0 million shares of Class A common stock at a cost of approximately $65.8 million

7.              Segment Information

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

The following is a summary of the Company’s significant accounts and balances by segment, reconciled to the consolidated totals:

	Third Quarter Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(in millions)
Net Sales
North America	$220.5	$204.0	$657.9	$629.1
EMEA	142.7	141.5	416.0	425.0
Asia	8.6	7.3	23.6	18.8
Consolidated net sales	$371.8	$352.8	$1,097.5	$1,072.9

Operating income (loss)
North America	$23.5	$25.5	$79.0	$71.6
EMEA	13.5	14.9	34.2	40.0
Asia	2.0	0.8	7.3	4.3
Subtotal reportable segments	39.0	41.2	120.5	115.9

Corporate (*)	(8.8)	(8.7)	(26.1)	(23.3)
Consolidated operating income	30.2	32.5	94.4	92.6

Interest income	0.1	0.1	0.4	0.5
Interest expense	(5.1)	(6.1)	(16.6)	(18.4)
Other income (expense), net	(0.3)	0.6	(1.7)	1.5
Income from continuing operations before income taxes	$24.9	$27.1	$76.5	$76.2
Capital Expenditures
North America	$2.4	$5.7	$15.2	$10.0
EMEA	2.0	2.9	6.3	7.5
Asia	0.2	0.5	1.1	1.1
Consolidated capital expenditures	$4.6	$9.1	$22.6	$18.6

Depreciation and Amortization
North America	$5.2	$5.0	$15.3	$14.6
EMEA	6.4	6.2	19.3	19.9
Asia	0.5	0.5	1.8	1.5
Consolidated depreciation and amortization	$12.1	$11.7	$36.4	$36.0

Identifiable Assets (at end of period)
North America			$703.6	$794.6
EMEA			864.5	781.3
Asia			122.3	91.3
Discontinued operations			—	23.8
Consolidated identifiable assets			$1,690.4	$1,691.0

Property, plant and equipment, net (at end of period)
North America			$84.7	$76.3
EMEA			120.1	125.2
Asia			14.6	14.6
Consolidated property, plant and equipment, net			$219.4	$216.1

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

The following includes U.S. net sales and U.S. property, plant and equipment of the Company’s North America segment:

	Third Quarter Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(in millions)

U.S. net sales	$198.0	$181.4	$592.4	$564.4
U.S. property, plant and equipment (at end of period)			$79.7	$70.6

The following includes intersegment sales for North America, EMEA and Asia:

	Third Quarter Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(in millions)
Intersegment Sales
North America	$1.3	$1.3	$3.9	$3.9
EMEA	2.6	3.3	7.7	7.9
Asia	39.7	35.9	128.8	102.3
Intersegment sales	$43.6	$40.5	$140.4	$114.1

The EMEA segment includes $1.3 million in assets held for sale at September 29, 2013.  North America segment includes $2.4 million in assets held for sale at September 30, 2012.

8.              Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of the following:

	Foreign Currency Translation	Pension Adjustment	Accumulated Other Comprehensive Income (Loss)
	(in millions)

Balance December 31, 2012	$14.4	$(25.2)	$(10.8)
Change in period	(19.9)	0.2	(19.7)
Balance March 31, 2013	$(5.5)	$(25.0)	$(30.5)
Change in period	7.5	0.1	7.6
Balance June 30, 2013	$2.0	$(24.9)	$(22.9)
Change in period	24.4	0.1	24.5
Balance September 29, 2013	$26.4	$(24.8)	$1.6

Balance December 31, 2011	$0.1	$(19.1)	$(19.0)
Change in period	16.5	0.2	16.7
Balance April 1, 2012	$16.6	$(18.9)	$(2.3)
Change in period	(39.7)	0.1	(39.6)
Balance July 1, 2012	$(23.1)	$(18.8)	$(41.9)
Change in period	25.1	0.2	25.3
Balance September 30, 2012	$2.0	$(18.6)	$(16.6)

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

Borrowings outstanding under the Credit Agreement bear interest at a fluctuating rate per annum equal to (i) in the case of Eurocurrency rate loans, the British Bankers’ Association LIBOR rate plus an applicable percentage, ranging from 1.70% to 2.30%, determined by reference to the Company’s consolidated leverage ratio plus, in the case of certain lenders, a mandatory cost calculated in accordance with the terms of the Credit Agreement, or (ii) in the case of base rate loans and swing line loans, the highest of (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such day as announced by Bank of America, N.A. as its “prime rate,” and (c) the British Bankers’ Association LIBOR rate plus 1.0%, plus an applicable percentage, ranging from 0.70% to 1.30%, determined by reference to the Company’s consolidated leverage ratio. In addition to paying interest under the Credit Agreement, the Company is also required to pay certain fees in connection with the credit facility, including, but not limited to, a facility fee and letter of credit fees. Under the Credit Agreement, the Company is required to satisfy and maintain specified financial ratios and other financial condition tests.  The Company may repay loans outstanding under the Credit Agreement from time to time without premium or penalty, other than customary breakage costs, if any, and subject to the terms of the Credit Agreement. As of September 29, 2013, the Company was in compliance with all covenants related to the Credit Agreement and had $270.4 million of unused and available credit under the Credit Agreement and $29.6 million of stand-by letters of credit outstanding on the Credit Agreement. The Company did not have any borrowings outstanding under the Credit Agreement at September 29, 2013.

The Company is a party to several note agreements as further detailed in Note 10 of Notes to Consolidated Financial Statements of the Annual Report on Form 10-K for the year ended December 31, 2012.  These note agreements require the Company to maintain a fixed charge coverage ratio of consolidated EBITDA plus consolidated rent expense during the period to consolidated fixed charges.  Consolidated fixed charges are the sum of consolidated interest expense for the period and consolidated rent expense.  As of September 29, 2013, the Company was in compliance with all covenants regarding these note agreements.  The Company repaid the $75.0 million of unsecured senior notes that matured on May 15, 2013 during the period ended June 30, 2013 with available cash.

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

Under the FASB issued ASC 450 “Contingencies”, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight”.  Thus, references to the upper end of the range of reasonable possible loss for cases in which the Company is able to estimate a range of reasonably possible loss mean the upper end of the range of loss for cases for which the Company believes the risk of loss is more than slight.

There may continue to be exposure to loss in excess of any amount accrued.  When it is possible to estimate the reasonably possible loss or range of loss above the amount accrued for the matters disclosed, that estimate is aggregated and disclosed.  The Company records legal costs associated with its legal contingencies as incurred, except for legal costs associated with product liability claims which are included in the product liability accrual.

As of September 29, 2013, the Company estimates that the aggregate amount of reasonably possible loss in excess of the amount accrued for its legal contingencies is approximately $6.5 million pre-tax.  With respect to the estimate of reasonably possible loss, management has estimated the upper end of the range of reasonably possible loss based on (i) the amount of money damages claimed, where applicable, (ii) the allegations and factual development to date, (iii) available defenses based on the allegations, and/or (iv) other potentially liable parties.  This estimate is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties.  The matters underlying the estimate will change from time to time, and actual results may vary significantly from the current estimate.  In the event of an unfavorable outcome in one or more of the matters described below, the ultimate liability may be in excess of amounts currently accrued, if any, and may be material to the Company’s operating results or cash flows for a particular quarterly or annual period.  However, based on information currently known to it, management believes that the ultimate outcome of all matters, as they are resolved over time, is not likely to have a material adverse effect on the financial  condition of the Company, though the outcome could be material to the Company’s operating results for any particular period depending, in part, upon the operating results for such period.

Trabakoolas et al., v, Watts Water Technologies, Inc., et al.,

On March 8, 2012, Watts Water Technologies, Inc., Watts Regulator Co., and Watts Plumbing Technologies (Taizho) Co., Ltd., among other companies, were named as defendants in a putative nationwide class action complaint filed in the U.S. District Court for the Northern District of California seeking to recover damages and other relief based on the alleged failure of toilet connectors.  The complaint seeks among other items, damages in an unspecified amount, replacement costs, injunctive relief, and attorneys’ fees and costs.  No class certification hearing has been scheduled and the matter is currently in the discovery phase.  On August 22, 2013, the Court stayed the action for 45 days, to allow the parties to explore the possibility of settlement.  On October 8, 2013, this stay was extended until November 7, 2013, in order to allow the parties additional time to explore settlement.  The Company intends to request a further extension of the stay for this purpose. If the stay is lifted, the Company intends to continue to vigorously contest the allegations in this case.

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

Product Liability

The Company is subject to a variety of potential liabilities in connection with product liability cases.  The Company maintains product liability and other insurance coverage, which the Company believes to be generally in accordance with industry practices.  For product liability cases in the U.S., management establishes its product liability accrual, which includes legal costs associated with accrued claims, by utilizing third-party actuarial valuations which incorporate historical trend factors and the Company’s specific claims experience derived from loss reports provided by third-party administrators.  In other countries, the Company maintains insurance coverage with relatively high deductible payments, as product liability claims tend to be smaller than those experienced in the U.S.  Changes in the nature of claims or the actual settlement amounts could affect the adequacy of this estimate and require changes to the provisions. Because the liability is an estimate, the ultimate liability may be more or less than reported.

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

Asbestos Litigation

The Company is defending 42 lawsuits in different jurisdictions, alleging injury or death as a result of exposure to asbestos.  The complaints in these cases typically name a large number of defendants and do not identify any particular Company products as a source of asbestos exposure.  To date, the Company has obtained a dismissal in every case before it has reached trial because discovery has failed to yield evidence of substantial exposure to any Company products.

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

The components of net periodic benefit cost are as follows:

	Third Quarter Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(in millions)
Service cost — administrative costs	$0.1	$0.2	$0.3	$0.6
Interest costs on benefits obligation	1.4	1.4	4.2	4.2
Expected return on assets	(1.7)	(1.7)	(5.1)	(5.2)
Net actuarial loss amortization	0.2	0.1	0.6	0.4
Net periodic benefit cost	$—	$—	$—	$—

The information related to the Company’s pension funds cash flow is as follows:

	Nine Months Ended
	September 29, 2013	September 30, 2012
	(in millions)
Employer contributions	$0.6	$0.6

The Company expects to contribute approximately $0.2 million to its pension plans for the remainder of 2013.

12.  Subsequent Events

Dividend Declared

On October 29, 2013, the Company declared a quarterly dividend of thirteen cents ($0.13) per share on each outstanding share of Class A common stock and Class B common stock payable on November 29, 2013 to stockholders of record at the close of business on November 18, 2013.

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

We operate on a 52-week calendar year ending on December 31.  Any quarterly data contained in this Quarterly Report on Form 10-Q generally reflects the results of operations for a 13-week period or 39-week period, respectively.

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

Our business is reported in three geographic segments: North America, EMEA and Asia. We distribute our products through three primary distribution channels: wholesale, do-it-yourself (DIY) and original equipment manufacturers (OEMs). Interest rates, the unemployment rate and credit availability have an indirect effect on the demand for our products due to the effect such rates have on the number of new residential and commercial construction starts and remodeling projects. All of these activities have an impact on our levels of sales and earnings. An additional factor that has an effect on our sales and operating income is fluctuation in foreign currency exchange rates, as approximately 47% of our sales in the third quarter ended September 29, 2013, and certain portions of our costs, assets and liabilities are denominated in currencies other than the U.S. dollar.

During the third quarter of 2013, sales increased $19.0 million as compared to the third quarter of 2012, primarily from an organic increase in sales of $12.7 million and a net increase in sales due to foreign exchange of $6.3 million.  The foreign exchange impact was primarily due to the appreciation of the euro against the U.S. dollar.  Organic sales increased by 3.6% compared to last year’s comparable period, primarily from increased sales in North America.  Organic sales in the third quarter of 2013 increased in North America by $17.5 million, or 8.6%, and increased in Asia by $1.1 million, or 15.1%, offset by a decrease in EMEA of $5.9 million, or 4.2%.  Organic sales growth excludes the impacts of acquisitions, divestitures and foreign exchange from year-over-year comparisons.  We believe this provides investors with a more complete understanding of underlying sales trends by providing sales growth on a consistent basis.  Gross margins decreased in the third quarter of 2013 as compared to 2012 by 0.2 percentage points.  The decrease is due primarily to inefficiencies in North America related to our lead free transition program and retail pricing pressure offset partially by overall product mix and production efficiencies in EMEA. Operating income of $30.2 million decreased by 7.1% in the third quarter of 2013 as compared to the third quarter of 2012, driven by increased SG&A costs which more than offset increased gross profit.  Foreign exchange movements were immaterial year to year.

We believe that the factors relating to our future growth include the demand for clean water around the world, a healthy economic environment that fosters residential and commercial construction, regulatory requirements relating to the quality and conservation of water, continued enforcement of plumbing and building codes, our ability to grow organically in select attractive market segments and geographic regions and the successful completion of selective acquisitions, both in our core markets as well as in new complementary markets.  Our acquisition strategy focuses on businesses that manufacture preferred brand name products that address our themes of water quality, water conservation, water safety, water flow control, HVAC and related complementary markets. We target businesses that will provide us with one or more of the following: an entry into new markets, an increase in shelf space with existing customers, a new or improved technology or an expansion of the breadth of our water quality, water conservation, water safety and water flow control and HVAC products for the residential and commercial construction markets.  We have completed 36 acquisitions since 1999.

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

Another risk we face in all areas of our business is competition. We consider brand preference, engineering specifications, code requirements, price, technological expertise, delivery times, quality and breadth of product offerings to be the primary competitive factors. We believe that product development, product testing capability, breadth of product offerings and investment in plant and equipment needed to manufacture products in compliance with code requirements represent a competitive advantage for us. We expect to spend approximately $34 million during 2013 for purchases of capital equipment, including our continuing conversion of a portion of our manufacturing facilities to lead free production.

Recent Events

Dividend Declared

On October 29, 2013, we declared a quarterly dividend of thirteen cents ($0.13) per share on each outstanding share of Class A common stock and Class B common stock payable on November 29, 2013 to stockholders of record at the close of business on November 18, 2013.

Results of Operations

Third Quarter Ended September 29, 2013 Compared to Third Quarter Ended September 30, 2012

Net Sales.  Our business is reported in three geographic segments: North America, EMEA and Asia. Our net sales in each of these segments for each of the third quarters of 2013 and 2012 were as follows:

	Third Quarter Ended September 29, 2013		Third Quarter Ended September 30, 2012			% Change to Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales
	(dollars in millions)
North America	$220.5	59.3%	$204.0	57.8%	$16.5	4.7%
EMEA	142.7	38.4	141.5	40.1	1.2	0.3
Asia	8.6	2.3	7.3	2.1	1.3	0.4
Total	$371.8	100.0%	$352.8	100.0%	$19.0	5.4%

The change in net sales was attributable to the following:

					Change As a % of Consolidated Net Sales				Change As a % of Segment Net Sales
	North America	EMEA	Asia	Total	North America	EMEA	Asia	Total	North America	EMEA	Asia
					(dollars in millions)
Organic	$17.5	$(5.9)	$1.1	$12.7	5.0%	(1.7)%	0.3%	3.6%	8.6%	(4.2)%	15.1%
Foreign exchange	(1.0)	7.1	0.2	6.3	(0.3)	2.0	0.1	1.8	(0.5)	5.0	2.7
Total	$16.5	$1.2	$1.3	$19.0	4.7%	0.3%	0.4%	5.4%	8.1%	0.8%	17.8%

Our products are sold to wholesalers, DIY chains, and OEMs. The change in organic net sales by channel was attributable to the following:

					Change As a % of Prior Year Sales
	Wholesale	DIY	OEMs	Total	Wholesale	DIY	OEMs
	(dollars in millions)
North America	$14.1	$1.9	$1.5	$17.5	9.6%	4.7%	9.0%
EMEA	0.6	(0.2)	(6.3)	(5.9)	0.9	(5.0)	(9.1)
Asia	1.1	—	—	1.1	15.1	—	—
Total	$15.8	$1.7	$(4.8)	$12.7	7.1%	3.8%	(5.6)%

Organic net sales in the North America wholesale, DIY and OEM markets increased in the third quarter of 2013, compared to the third quarter of 2012, mainly from increased sales in residential and commercial flow product lines and from our customers continuing to transition to lead free products.  Pricing pressure in the retail channel offset unit volume increases during the quarter.

Organic net sales in the EMEA wholesale and DIY market were essentially flat in the third quarter of 2013 as compared to the same period in 2012 with increased drain sales in the Nordic region being offset partially by lower sales in France.  Organic net sales into the EMEA OEM market decreased as compared to the third quarter of 2012 as large drains projects in 2012 did not recur again in 2013 and due to some softening in the German market.

The net increase in sales due to foreign exchange was primarily due to the appreciation of the euro against the U.S. dollar. We cannot predict whether the euro will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

Gross Profit. Gross profit and gross profit as a percent of net sales (gross margin) for the third quarters of 2013 and 2012 were as follows:

	Third Quarter Ended
	September 29, 2013	September 30, 2012
	(dollars in millions)
Gross profit	$133.9	$127.7
Gross margin	36.0%	36.2%

North America’s gross margin decreased compared to the third quarter of 2012 due primarily to inefficiencies related to our lead free transition program and retail pricing pressure offset partially by product mix and volume growth.  EMEA’s gross margin increased primarily due to production efficiencies offsetting lower overhead absorption related to reduced volumes.

Selling, General and Administrative Expenses.  Selling, general and administrative, or SG&A, expenses for the third quarter of 2013 increased $9.0 million, or 9.8%, compared to the third quarter of 2012.  The increase in SG&A expenses was attributable to the following:

	(in millions)	% Change

Organic	$7.5	8.2%
Foreign exchange	1.5	1.6
Total	$9.0	9.8%

The organic increase in SG&A expenses was primarily due to increased product liability cost of $3.5 million, increased commission and freight costs of $2.4 million associated with increased sales, increased personnel costs of $2.0 million and increased legal costs of $1.6 million, partially offset by decreased bad debt expense of $1.3 million and nonrecurring prior year retention costs of $0.8 million related to our retired CFO.  Increased product liability cost in North America of $3.5 million is based on an updated actuarial analysis that incorporated a recent increase in reported claims, in which the majority relates to legacy products. Increased personnel costs primarily relate to investments in new positions and increased stock incentive plan costs. The increase in legal expenses was primarily for settlements resolved during the quarter.  The increase in SG&A expenses from foreign exchange was primarily due to the appreciation of the euro against the U.S. dollar in 2013.  Total SG&A expenses, as a percentage of sales, were 27.1% in the third quarter of 2013 and 26.0% in the third quarter of 2012.

Restructuring and Other Charges, Net. In the third quarter of 2013, we recorded a net charge of $2.8 million primarily for involuntary terminations and other costs incurred as part of our Europe restructuring plans, as compared to a benefit of $0.5 million for the third quarter of 2012. The benefit of $0.5 million related to the reduction of the expected BRAE contingent earnout liability of $1.0 million offset by involuntary terminations and other costs incurred as part of our Europe and North America restructuring plans.  For a more detailed description of our current restructuring plans, see Note 5 of Notes to Consolidated Financial Statements.

Adjustment to Gain on Disposal of Business. In the third quarter of 2012, we incurred a $1.6 million charge related to an adjustment made to the gain on disposal of Tianjin Watts Valve Company Ltd. (TWVC).

Goodwill and Other Long-Lived Asset Impairment Charges.  In the third quarter of 2013 we recorded asset impairment charges of $0.2 million related to certain assets held for sale.  In the third quarter of 2012, we recorded asset impairment charges of $2.4 million primarily related to goodwill impairment at BRAE of $1.0 million and $1.4 million of impairment charges related to certain assets held for sale.

Operating Income.  Operating income (loss) by geographic segment for the third quarters of 2013 and 2012 were as follows:

	Third Quarter Ended			% Change to Consolidated Operating
	September 29, 2013	September 30, 2012	Change	Income
	(dollars in millions)
North America	$23.5	$25.5	$(2.0)	(6.2)%
EMEA	13.5	14.9	(1.4)	(4.3)
Asia	2.0	0.8	1.2	3.7
Corporate	(8.8)	(8.7)	(0.1)	(0.3)
Total	$30.2	$32.5	$(2.3)	(7.1)%

The increase (decrease) in operating income (loss) is attributable to the following:

						Change					Change
						As a % of Consolidated Operating Income					As a % of Segment Operating Income
	North America	EMEA	Asia	Corp.	Total	North America	EMEA	Asia	Corp.	Total	North America	EMEA	Asia	Corp.
	(dollars in millions)
Organic	$(3.3)	$0.3	$(0.4)	$(0.1)	$(3.5)	(10.2)%	0.9%	(1.2)%	(0.3)%	(10.8)%	(12.9)%	2.0%	(50.0)%	1.1%
Foreign exchange	(0.2)	0.8	—	—	0.6	(0.6)	2.5	—	—	1.9	(0.8)	5.4	—	—
Restructuring, impairment charges and other	1.5	(2.5)	1.6	—	(0.6)	4.6	(7.7)	4.9	—	1.8	5.9	(16.8)	200.0	—
Total	$(2.0)	$(1.4)	$1.2	$(0.1)	$(2.3)	(6.2)%	(4.3)%	3.7%	(0.3)%	(7.1)%	(7.8)%	(9.4)%	150.0%	1.1%

The decrease in consolidated operating income was due primarily to an increase in SG&A expenses.  The decrease in North America’s organic operating income was driven by higher product liability costs, inefficiencies related to our lead free transition program and retail pricing pressure, offset by product mix, higher sales volume and product efficiencies.  The EMEA organic operating income increase was due to productivity efficiencies, SG&A expense reductions and selected price increases partially offset by lower gross profit from volume declines.

Interest Expense.  Interest expense decreased $1.0 million, or 16.4%, for the third quarter of 2013 as compared to the third quarter of 2012 due to a lower balance outstanding on our stand-by letters of credit and the retirement in mid-May 2013 of $75 million in unsecured senior notes.

Other expense (income), net.  Other expense (income), net increased $0.9 million for the third quarter of 2013 as compared to the third quarter of 2012, primarily due to foreign currency transaction losses in Asia as a result of the appreciation of the Chinese yuan against the U.S. dollar in 2013.

Income Taxes.  Our effective income tax rate for continuing operations decreased to 29.7% in the third quarter of 2013, from 32.5% for the third quarter of 2012.  The decrease was largely due to the revaluation of our Danish subsidiary’s deferred tax liabilities as a result of a tax rate reduction in Denmark.

Net Income.  Net income from continuing operations for the third quarter of 2013 was $17.5 million, or $0.49 per common share, compared to $18.3 million, or $0.52 per common share, for the third quarter of 2012. Results for the third quarter of 2013 include an after-tax charge of $2.1 million, or $0.06 per common share, for restructuring and other charges and goodwill and other long-lived asset impairment charges, compared to $3.0 million, or $0.09 per common share, for the third quarter of 2012.

Nine Months Ended September 29, 2013 Compared to Nine Months Ended September 30, 2012

Net Sales.  Our business is reported in three geographic segments: North America, EMEA and Asia. Our net sales in each of these segments for each of the first nine months of 2013 and 2012 were as follows:

	Nine Months Ended September 29, 2013		Nine Months Ended September 30, 2012			% Change to Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales
	(dollars in millions)
North America	$657.9	59.9%	$629.1	58.6%	$28.8	2.7%
EMEA	416.0	37.9	425.0	39.6	(9.0)	(0.8)
Asia	23.6	2.2	18.8	1.8	4.8	0.4
Total	$1,097.5	100.0%	$1,072.9	100.0%	$24.6	2.3%

The change in net sales was attributable to the following:

					Change As a % of Consolidated Net Sales				Change As a % of Segment Net Sales
	North America	EMEA	Asia	Total	North America	EMEA	Asia	Total	North America	EMEA	Asia
	(dollars in millions)
Organic	$29.4	$(19.5)	$4.5	$14.4	2.7%	(1.8)%	0.4%	1.3%	4.7%	(4.6)%	23.9%
Foreign exchange	(1.3)	10.5	0.3	9.5	(0.1)	1.0	—	0.9	(0.2)	2.5	1.6
Acquired	0.7	—	—	0.7	0.1	—	—	0.1	0.1	—	—
Total	$28.8	$(9.0)	$4.8	$24.6	2.7%	(0.8)%	0.4%	2.3%	4.6%	(2.1)%	25.5%

Our products are sold to wholesalers, DIY chains, and OEMs. The change in organic net sales by channel was attributable to the following:

					Change As a % of Prior Year Sales
	Wholesale	DIY	OEMs	Total	Wholesale	DIY	OEMs
	(dollars in millions)
North America	$24.4	$1.9	$3.1	$29.4	5.5%	1.5%	6.0%
EMEA	(4.9)	(2.8)	(11.8)	(19.5)	(2.3)	(19.4)	(6.0)
Asia	4.5	—	—	4.5	23.9	—	—
Total	$24.0	$(0.9)	$(8.7)	$14.4	3.5%	(0.6)%	(3.5)%

Organic net sales in the North America wholesale market increased in the first nine months of 2013, compared to the first nine months of 2012, mainly from increased sales in residential and commercial flow products and in HVAC product lines.  Organic sales increased in the North America DIY market in the first nine months of 2013 compared to the first nine months of 2012 through unit sales increases that were partially offset by pricing degradation.  Organic net sales in the North America OEM market increased compared to the first nine months of 2012 due primarily to an increase in residential and commercial flow product sales.

Organic net sales in the EMEA wholesale market decreased in the first nine months of 2013 as compared to the same period in 2012 primarily due to the economic market conditions in France and Germany, partially offset by continued growth in our drains and export business.  Organic net sales into the EMEA OEM market decreased as compared to the first nine months of 2012 primarily due to a slower HVAC market in Germany and fewer large project sales in the drains business.

The net increase in sales due to foreign exchange was primarily due to the appreciation of the euro against the U.S. dollar. We cannot predict whether the euro will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

Acquired net sales growth in North America was due to the inclusion of tekmar sales for an entire nine months in the 2013 period.

Gross Profit. Gross profit and gross profit as a percent of net sales (gross margin) for the first nine months of 2013 and 2012 were as follows:

	Nine Months Ended
	September 29, 2013	September 30, 2012
	(dollars in millions)
Gross profit	$395.6	$384.9
Gross margin	36.0%	35.9%

North America’s gross margin increased slightly compared to the first nine months of 2012 due primarily to improved productivity and product mix over the nine months offset by inefficiencies related to our lead free conversion program and pricing pressures in the

North America retail channel.  EMEA’s gross margin increased slightly due primarily to production efficiencies and select price increases, offsetting lower overhead absorption related to reduced volumes.

Selling, General and Administrative Expenses.  Selling, general and administrative, or SG&A, expenses for the first nine months of 2013 increased $8.1 million, or 2.8%, compared to the first nine months of 2012.  The increase in SG&A expenses was attributable to the following:

	(in millions)	% Change

Organic	$5.5	1.9%
Foreign exchange	2.3	0.8
Acquired	0.3	0.1
Total	$8.1	2.8%

The organic increase in SG&A expenses was primarily due to increased personnel costs of $2.6 million, increased freight and commission costs of $3.0 million associated with increased sales and increased product liability cost of $2.7 million and legal settlement costs of $1.6 million, partially offset by decreased depreciation and amortization expense of $1.2 million costs, nonrecurring prior year retention costs of $0.8 million related to our retired CFO, decreased bad debt expense of $0.5 million and advertising costs of $0.9 million. Increased product liability cost in North America of $2.7 million is based on an updated actuarial analysis that incorporated a recent increase in reported claims, in which the majority relates to legacy products. Increased personnel costs primarily relate to investments in new positions and increased stock incentive plan costs. The increase in SG&A expenses from foreign exchange was primarily due to the appreciation of the euro against the U.S. dollar in 2013. Acquired SG&A expenses were related to the tekmar acquisition.  Total SG&A expenses, as a percentage of sales, were 26.8% in the first nine months of 2013 and 26.6% in the first nine months of 2012.

Restructuring and Other Charges, Net. In the first nine months of 2013, we recorded a net charge of $7.0 million primarily for involuntary terminations and other costs incurred as part of our Europe and North America restructuring plans, as compared to $1.8 million of restructuring and other charges for the first nine months of 2012.  For a more detailed description of our current restructuring plans, see Note 5 of Notes to Consolidated Financial Statements.

Adjustment to Gain on Disposal of Business. In the first nine months of 2012, we incurred a $1.6 million charge related to an adjustment made to the gain on disposal of TWVC.

Goodwill and Other Long-Lived Asset Impairment Charges.  In the first nine months of 2013 we recorded asset impairment charges of $0.2 million related to certain assets held for sale, as compared to asset impairment charges of $3.0 million for the first nine months of 2012 primarily related to goodwill impairment at BRAE of $1.0 million and $1.4 million of impairment charges related to certain assets held for sale.

Operating Income.  Operating income (loss) by geographic segment for the first nine months of 2013 and 2012 were as follows:

	Nine Months Ended			% Change to Consolidated Operating
	September 29, 2013	September 30, 2012	Change	Income
	(dollars in millions)
North America	$79.0	$71.6	$7.4	8.0%
EMEA	34.2	40.0	(5.8)	(6.3)
Asia	7.3	4.3	3.0	3.2
Corporate	(26.1)	(23.3)	(2.8)	(3.0)
Total	$94.4	$92.6	$1.8	1.9%

The increase (decrease) in operating income (loss) is attributable to the following:

						Change					Change
						As a % of Consolidated Operating Income					As a % of Segment Operating Income
	North America	EMEA	Asia	Corp.	Total	North America	EMEA	Asia	Corp.	Total	North America	EMEA	Asia	Corp.
	(dollars in millions)
Organic	$5.5	$(2.5)	$1.3	$(2.8)	$1.5	5.9%	(2.7)%	1.4%	(3.0)%	1.6%	7.7%	(6.3)%	30.2%	12.0%
Foreign exchange	(0.3)	1.1	0.1	—	0.9	(0.3)	1.2	0.1	—	1.0	(0.4)	2.8	2.3	—
Acquired	0.1	—	—	—	0.1	0.1	—	—	—	0.1	0.1	—	—	—
Restructuring, impairment charges and other	2.1	(4.4)	1.6	—	(0.7)	2.3	(4.8)	1.7	—	(0.8)	2.9	(11.0)	37.3	—
Total	$7.4	$(5.8)	$3.0	$(2.8)	$1.8	8.0%	(6.3)%	3.2%	(3.0)%	1.9%	10.3%	(14.5)%	69.8%	12.0%

The increase in consolidated operating income was due primarily to an increase in gross profit from increased sales volume offset by the increase in SG&A and restructuring expenses as previously discussed.  The increase in North America’s organic operating income was driven by improved gross profit driven by higher sales volume offset by inefficiencies related to our lead free conversion program and pricing pressures in the North America retail channel.  The EMEA operating income decrease was due to lower gross profit from a sales volume decline and higher restructuring costs, partially offset by SG&A expense reductions.  Corporate costs increased over the prior year due to personnel costs of $3.0 million for investments in new positions and higher stock incentive plan costs.  The acquired operating income was related to the tekmar acquisition.

Interest Expense.  Interest expense decreased $1.8 million, or 9.8%, for the first nine months of 2013 as compared to the first nine months of 2012 due to the lower balance outstanding on our stand-by letters of credit and the retirement in mid-May 2013 of $75.0 million unsecured senior notes.

Other expense (income), net.  Other expense (income), net increased $3.2 million for the first nine months of 2013 as compared to the first nine months of 2012, primarily due to foreign currency transaction losses in Asia as a result of the appreciation of the Chinese yuan against the U.S. dollar in 2013.  In addition, a favorable customs settlement recorded in 2012 did not repeat in 2013.

Income Taxes.  Our effective income tax rate for continuing operations decreased to 31.1% in the first nine months ended September 29, 2013, from 31.5% for the first nine months ended September 30, 2012.  The rate remained fairly steady with the reduction of the Danish tax rate in 2013 helping to keep the rate at a slightly lower than historic level.

Net Income.  Net income from continuing operations for the first nine months of 2013 was $52.7 million, or $1.48 per common share, compared to $52.2 million, or $1.44 per common share, for the first nine months of 2012. Results for the first nine months of 2013 include an after-tax charge of $5.1 million, or $0.14 per common share, for restructuring and other charges and goodwill and other long-lived asset impairment charges, compared to $4.8 million, or $0.13 per common share, for the first nine months of 2012.  Further, the effects of the share repurchase programs contributed $0.03 per common share in the first nine months of 2013.

Liquidity and Capital Resources

We generated $67.7 million of net cash from operating activities in the first nine months of 2013 as compared to cash generation of $71.5 million in the first nine months of 2012. This decrease is primarily due to the net change in working capital driven by increased accounts receivable due to increased sales volume and increased inventory relating to the incremental inventory build for the lead free transition program. During the nine month period ended September 29, 2013 we invested an incremental $28 million of inventory in preparation of the transition of our customers to lead free inventory.

We used $19.1 million of net cash for investing activities for the first nine months of 2013, for capital equipment, primarily related to our new lead free foundry.  For the last quarter of fiscal year 2013, we expect to invest approximately $11 million in capital equipment as part of our ongoing commitment to improve our operating capabilities.

We used $102.3 million of net cash for financing activities for the first nine months of 2013 primarily for the repayment of the $75.0 million of unsecured senior notes that matured on May 15, 2013, payments to repurchase approximately 402,000 shares of Class A common stock at a cost of approximately $20.0 million and payment of dividends of $13.1 million, offset by proceeds of $9.4 million from option exercises under the employee stock plans.

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

Borrowings outstanding under the Credit Agreement bear interest at a fluctuating rate per annum equal to (i) in the case of Eurocurrency rate loans, the British Bankers’ Association LIBOR rate plus an applicable percentage, ranging from 1.70% to 2.30%, determined by reference to our consolidated leverage ratio plus, in the case of certain lenders, a mandatory cost calculated in accordance with the terms of the Credit Agreement, or (ii) in the case of base rate loans and swing line loans, the highest of (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such day as announced by Bank of America, N.A. as its “prime rate,” and (c) the British Bankers’ Association LIBOR rate plus 1.0%, plus an applicable percentage, ranging from 0.70% to 1.30%, determined by reference to our consolidated leverage ratio. In addition to paying interest under the Credit Agreement, we are also required to pay certain fees in connection with the credit facility, including, but not limited to, a facility fee and letter of credit fees. Under the Credit Agreement, we are required to satisfy and maintain specified financial ratios and other financial condition tests. We may repay loans outstanding under the Credit Agreement from time to time without premium or penalty, other than customary breakage costs, if any, and subject to the terms of the Credit Agreement.  As of September 29, 2013, we had $29.6 million of stand-by letters of credit outstanding under the Credit Agreement. As of September 29, 2013, we were in compliance with all covenants related to the Credit Agreement and had $270.4 million of unused and available credit under the Credit Agreement.

Working capital (defined as current assets less current liabilities) as of September 29, 2013 was $502.6 million compared to $454.9 million as of December 31, 2012.  Cash and cash equivalents decreased to $227.2 million as of September 29, 2013, compared to $271.3 million as of December 31, 2012. The decrease in cash and cash equivalents was driven primarily by the repayment of debt, repurchase of stock and an increase in inventory and capital spending related to our lead free transition program, offset partially by cash generated from operations. The ratio of current assets to current liabilities was 2.6 to 1 as of September 29, 2013 and 2.2 to 1 as of December 31, 2012.

As of September 29, 2013, we held $227.2 million in cash and cash equivalents.  Of this amount, approximately $196.6 million of cash and cash equivalents was held by foreign subsidiaries.  Our ability to fund operations from this balance could be limited by possible tax implications of moving proceeds across jurisdictions.  Our U.S. operations currently generate sufficient cash flows to meet our domestic obligations.  We also have the ability to borrow funds at reasonable interest rates or utilize the committed funds under our Credit Agreement.  However, if amounts held by foreign subsidiaries were needed to fund operations in the United States, we could be required to accrue and pay taxes to repatriate these funds.  Such charges may include a federal tax of up to 35.0% on dividends received in the U.S., potential state income taxes and an additional withholding tax payable to foreign jurisdictions of up to 10.0%.  However, our intent is to permanently reinvest undistributed earnings of foreign subsidiaries and we do not have any current plans to repatriate them to fund operations in the United States.

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

A reconciliation of net cash provided by operating activities to free cash flow and calculation of our cash conversion rate is provided below:

	Nine Months Ended
	September 29, 2013	September 30, 2012
	(in millions)
Net cash provided by operating activities	$67.7	$71.5
Less: additions to property, plant, and equipment	(22.6)	(18.6)
Plus: proceeds from the sale of property, plant, and equipment	1.4	0.9
Free cash flow	$46.5	$53.8

Net income from continuing operations	$52.7	$52.2

Cash conversion rate of free cash flow to net income from continuing operations	88.2%	103.1%

Our free cash flow decreased in the first nine months of 2013 when compared to the first nine months of 2012 primarily due to cash investment in working capital and additional capital spending, primarily related to the lead free transition program.

Our net debt to capitalization ratio (a non-GAAP financial measure) at September 29, 2013 was 7.6%, compared to 10.8% at December 31, 2012. The decrease in net debt to capitalization ratio is due to a reduction in net debt and incremental net income recorded during the period. Management believes the net debt to capitalization ratio is an appropriate supplemental measure because it helps investors understand our ability to meet our financing needs and serves as a basis to evaluate our financial structure. Our computation may not be comparable to other companies that may define their net debt to capitalization ratios differently.

A reconciliation of long-term debt (including current portion) to net debt and our net debt to capitalization ratio is provided below:

	September 29,	December 31,
	2013	2012
	(in millions)
Current portion of long-term debt	$2.1	$77.1
Plus: long-term debt, net of current portion	306.2	307.5
Less: cash and cash equivalents	(227.2)	(271.3)
Net debt	$81.1	$113.3

	September 29,	December 31,
	2013	2012
	(in millions)
Net debt	$81.1	$113.3
Plus: total stockholders’ equity	985.9	939.5
Capitalization	$1,067.0	$1,052.8
Net debt to capitalization ratio	7.6%	10.8%

We maintain letters of credit that guarantee our performance or payment to third parties in accordance with specified terms and conditions. Amounts outstanding were approximately $29.6 million as of September 29, 2013 and $34.8 million at December 31, 2012. Our letters of credit are primarily associated with insurance coverage and, to a lesser extent, foreign purchases and generally expire within one year of issuance. These instruments may exist or expire without being drawn down; therefore they do not necessarily represent future cash flow obligations.

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

Application of Critical Accounting Policies and Key Estimates

The preparation of our consolidated financial statements in accordance with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported. A critical accounting estimate is an assumption about highly uncertain matters and could have a material effect on the consolidated financial statements if another, also reasonable, amount were used, or, a change in the estimate is reasonably likely from period to period. We base our assumptions on historical experience and on other estimates that we believe are reasonable under the circumstances. Actual results could differ significantly from these estimates.  There were no changes in accounting policies or significant changes in accounting estimates during the first nine months of 2013.

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

Inventory valuation

Inventories are stated at the lower of cost or market with costs determined primarily on a first-in first-out basis. We utilize both specific product identification and historical product demand as the basis for determining our excess or obsolete inventory reserve. We identify all inventories that exceed a range of one to four years in sales. This is determined by comparing the current inventory balance against unit sales for the trailing twelve months. New products added to inventory within the past twelve months are excluded from this analysis. A portion of our products contain recoverable materials, therefore the excess and obsolete reserve is established net of any recoverable amounts. Changes in market conditions, lower-than-expected customer demand, changes in regulation such as the lead to lead free requirements in the U.S., or changes in technology or features could result in additional obsolete inventory that is not saleable and could require additional inventory reserve provisions.

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

We review goodwill for impairment as of month end October utilizing either qualitative or quantitative analyses.  We have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing the totality of events and circumstances, we determine it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the two-step (quantitative) impairment test is unnecessary.

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

As of October 28, 2012, the annual impairment analysis date, the fair value of the EMEA reporting unit exceeded the carrying value by a significant amount.  During the six months ended June 30, 2013, operating results for the EMEA reporting unit had been hindered by the downturn in the economic environment in Europe and continued to fall below the expected operating results and growth rates used in the calculation of the present value of future cash flow projections, triggering the decision to update the impairment analysis.  As a result of the updated fair value assessment, it was determined that the fair value of the EMEA reporting unit did decrease from year end but continues to exceed its carrying value by approximately 15%. We also performed an analysis on the long-lived assets in the EMEA reporting unit as a result of the triggering event and concluded that these assets were not impaired.

Based on the operating results for the three months ended September 29, 2013 and the expected savings from the European operations restructuring program approved by the Board on July 30, 2013, it was determined that the fair value of the EMEA reporting unit continues to exceed its carrying value.

Should the EMEA reporting unit’s operating results decline further for any reason, including if the European marketplace deteriorates beyond our current expectations or should interest rates increase significantly, then the reporting unit’s goodwill may be at risk for impairment in the future. The EMEA reporting unit’s goodwill balance as of September 29, 2013 was $218.2 million.

Product liability and workers’ compensation costs

Because of retention requirements associated with our insurance policies, we are generally self-insured for potential product liability claims and for workers’ compensation costs associated with workplace accidents. We are subject to a variety of potential liabilities in connection with product liability cases and we maintain product liability and other insurance coverage, which we believe to be generally in accordance with industry practices.  For product liability cases in the U.S., management establishes its product liability accrual, which includes legal costs associated with accrued claims, by utilizing third-party actuarial valuations that incorporate historical trend factors and our specific claims experience derived from loss reports provided by third-party administrators.  In other countries, we maintain insurance coverage with relatively high deductible payments, as product liability claims tend to be smaller than those experienced in the U.S.  Changes in the nature of claims or the actual settlement amounts could affect the adequacy of this estimate and require changes to the provisions. Because the liability is an estimate, the ultimate liability may be more or less than reported.

Workers’ compensation liabilities in the U.S. are recognized for claims incurred (including claims incurred but not reported), legal costs associated with accrued claims, and for changes in the status of individual case reserves. At the time a workers’ compensation claim is filed, a liability is estimated to settle the claim. The liability for workers’ compensation claims is determined based on management’s estimates of the nature and severity of the claims and based on analysis provided by third-party administrators and by various state statutes and reserve requirements. We have developed our own trend factors based on our specific claims experience, discounted based on risk-free interest rates. We employ third-party actuarial valuations to help us estimate our workers’ compensation accrual.  In other countries where workers’ compensation costs are applicable, we maintain insurance coverage with limited deductible payments. Because the liability is an estimate, the ultimate liability may be more or less than reported and is subject to changes in discount rates.

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

In March 2013, the FASB issued Accounting Standards Update (ASU) No. 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This ASU is intended to eliminate diversity in practice on the release of cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest. In addition, the amendments in this ASU resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2013, with early adoption permitted, and must be applied prospectively. We early adopted the ASU in fiscal year 2013.

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

Our non-U.S. subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials and are denominated in European currencies or the U.S. or Canadian dollar. We use foreign currency forward exchange contracts to manage the risk related to intercompany purchases that occur during the course of a year and certain open foreign currency denominated commitments to sell products to third parties.  Realized and unrealized gains and losses on the contracts we recognized in other (income) expense are not material.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended September 29, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  In connection with these rules, we will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Part II.  OTHER INFORMATION

Item l.   Legal Proceedings

As disclosed in Part I, Item 1, “Product Liability, Environmental and Other Litigation Matters” of our Annual Report on Form 10-K for the year ended December 31, 2012, we are party to certain litigation.  There have been no material developments with respect to our contingencies and environmental remediation proceedings during the quarter ended September 29, 2013.

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

The following table includes information with respect to shares of our Class A common stock withheld to satisfy withholding tax obligations during the three-month period ended September 29, 2013.

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2013 — July 28, 2013	31	$50.95	—	—
July 29, 2013 — August 25, 2013	27,112	$54.29	—	—
August 26, 2013 — September 29, 2013	—	$—	—	—
Total	27,143	$54.28	—	—

The following table includes information with respect to repurchases of our Class A common stock during the three-month period ended September 29, 2013 under our stock repurchase program.

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2013 — July 28, 2013	62,863	$50.34	62,863	$76,840,660
July 29, 2013 — August 25, 2013	63,200	$53.59	63,200	$73,453,680
August 26, 2013 — September 29, 2013	63,051	$54.62	63,051	$70,010,143
Total	189,114	$52.85	189,114	$70,010,143

(1) On April 30, 2013, the Board of Directors authorized a stock repurchase program of up to $90 million of the Company’s Class A common stock to be purchased from time to time on the open market or in privately negotiated transactions.  The timing and number of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions.  During the quarter ended September 29, 2013, we repurchased approximately $10.0 million of common stock.

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

WATTS WATER TECHNOLOGIES, INC.

Date:	November 6, 2013	By:	/s/ David J. Coghlan
David J. Coghlan
Chief Executive Officer (principal executive officer)

Date:	November 6, 2013	By:	/s/ Dean P. Freeman
Dean P. Freeman
Chief Financial Officer (principal financial officer)

Date:	November 6, 2013	By:	/s/ Kenneth S. Korotkin
Kenneth S. Korotkin
Chief Accounting Officer (principal accounting officer)

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description

3.1	Restated Certificate of Incorporation, as amended (1)

3.2	Amended and Restated By-Laws (2)

10.1	Form of Non-Qualified Stock Option Agreement under the Watts Water Technologies, Inc. Second Amended and Restated 2004 Stock Incentive Plan (3)

10.2	Form of Restricted Stock Award Agreement under the Watts Water Technologies, Inc. Second Amended and Restated 2004 Stock Incentive Plan (3)

10.3	Form of Deferred Stock Award Agreement under the Watts Water Technologies, Inc. Second Amended and Restated 2004 Stock Incentive Plan (3)

10.4	Watts Water Technologies, Inc Management Stock Purchase Plan Amended and Restated as of July 30, 2013 (3)

10.5	Form of Indemnification Agreement between Watts Water Technologies, Inc. and certain directors and officers

10.6	Compromise Agreement among Watts UK Limited, Watts Industries Europe B.V., Watts Water Technologies, Inc. and John Dennis Cawte (3)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*                                         Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at September 29, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the Third Quarters Ended September 29, 2013 and September 30, 2012 and the Nine Months Ended September 29, 2013 and September 30, 2012, (iii) Consolidated Statements of Comprehensive Income for the Third Quarters Ended September 29, 2013 and September 30, 2012 and the Nine Months Ended September 29, 2013 and September 30, 2012, (iv) Consolidated Statements of Cash Flows for the Nine Months Ended September 29, 2013 and September 30, 2012, and (v) Notes to Consolidated Financial Statements.

(1)         Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-11499) for the quarter ended July 3, 2005.

(2)         Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-11499) dated April 29, 2013.

(3)         Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-11499) for the quarter ended June 30, 2013.