Form 10-K
period 2013-12-31
WATTS WATER TECHNOLOGIES INC
filed 2014-02-27
CIK 795403

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of June 28, 2013, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $1,293,553,373 based on the closing sale price as reported on the New York Stock Exchange.

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2014
Class A common stock, $0.10 par value per share	28,734,210 shares
Class B common stock, $0.10 par value per share	6,489,290 shares

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on May 14, 2014, are incorporated by reference into Part III of this Annual Report on Form 10-K.

 PART I

Item 1.    BUSINESS.

        This Annual Report on Form 10-K contains statements that are not historical facts and are considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements contain projections of our future results of operations or our financial position or state other forward-looking information. In some cases you can identify these forward-looking statements by words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "should," and "would" or similar words. You should not rely on forward looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors may cause our actual results, performance or achievements to differ materially from the anticipated future results, performance or achievements expressed or implied by the forward looking statements. Some of the factors that might cause these differences are described under Item 1A—"Risk Factors." You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences. These forward-looking statements were based on information, plans and estimates at the date of this report, and, except as required by law, we undertake no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

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

        Our strategy is to be the leading provider of water quality, water conservation, water safety and water flow control products for the residential and commercial markets in the Americas and EMEA (Europe, Middle East and Africa) and to expand our presence in Asia Pacific. Our primary objective is to grow earnings by increasing sales within existing markets, expanding into new markets, leveraging our distribution channels and customer base, making selected acquisitions, reducing manufacturing costs and advocating for the development and enforcement of industry standards.

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

        We intend to continue to generate incremental growth by targeting selected acquisitions, both in our core markets as well as new complementary markets. We have completed 36 acquisitions since 1999. Our acquisition strategy focuses on businesses that manufacture preferred brand name products that address our themes of water quality, water conservation, water safety, water flow control and comfort and related complementary markets. We target businesses that will provide us with one or more of the following: an entry into new markets, an increase in shelf space with existing customers, strong brand names, a new or improved technology or an expansion of the breadth of our product offerings.

        We are committed to reducing our manufacturing and operating costs through a combination of manufacturing in lower-cost countries, using Lean and Six Sigma to drive continuous improvement across all key processes, and consolidating our diverse manufacturing operations in Americas, EMEA and Asia Pacific. We have a number of manufacturing facilities in lower-cost regions such as Mexico, China, Bulgaria and Tunisia. In recent years, we have announced several global restructuring plans to reduce our manufacturing footprint in order to reduce our costs and to realize additional operating efficiencies.

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

        Our business is reported in three geographic segments: Americas, EMEA and Asia Pacific. Our Americas segment was formerly referred to as North America and our Asia Pacific segment was formerly referred to as Asia. We changed the description of our North America segment to the Americas to reflect the broadening of our focus to include Latin America and we changed the description of our Asia segment to Asia Pacific to reflect the broadening of our focus in that region to include Asian countries outside of China as well as Australia and New Zealand. The contributions of each segment to net sales, operating income and the presentation of certain other financial information by segment are reported in Note 16 of the Notes to Consolidated Financial Statements and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

Products

        We have a broad range of products in terms of design distinction, size and configuration. We classify our many products into four universal product lines. These product lines are:

  •
  Residential & commercial flow control products—includes products typically sold into plumbing and hot water applications such as backflow preventers, water pressure regulators, temperature and pressure relief valves, and thermostatic mixing valves. In 2013, 2012 and 2011, residential & commercial flow control products accounted for approximately 61%, 61% and 60%, respectively, of our total sales.

  •
  HVAC & gas products—includes hydronic and electric heating systems for under-floor radiant applications, hydronic pump groups for boiler manufacturers and alternative energy control packages, and flexible stainless steel connectors for natural and liquid propane gas in commercial food service and residential applications. In 2013, 2012 and 2011, HVAC & gas products accounted for approximately 24%, 24% and 25%, respectively, of our total sales. HVAC is an acronym for heating, ventilation and air conditioning.

  •
  Drains & water re-use products—includes drainage products and engineered rain water harvesting solutions for commercial, industrial, marine and residential applications. Drains & water re-use products accounted for approximately 10% of our total sales in each of 2013, 2012 and 2011.

  •
  Water quality products—includes point-of-use and point-of-entry water filtration, conditioning and scale prevention systems for both commercial and residential applications. Water quality products accounted for approximately 5% of our total sales in each of 2013, 2012 and 2011.

Customers and Markets

        We sell our products to plumbing, heating and mechanical wholesale distributors, major DIY chains and OEMs.

        Wholesalers.    Approximately 64% of our sales in 2013, and 63% of our sales in each of 2012 and 2011, were to wholesale distributors for commercial and residential applications. We rely on commissioned manufacturers' representatives, some of which maintain a consigned inventory of our products, to market our product lines. Additionally, various water quality products are sold to independent dealers throughout the Americas.

        DIY Chains.    Approximately 13% of our sales in each of 2013, 2012 and 2011 were to DIY chains. Our DIY chains demand less technical products, but are highly receptive to innovative designs and new product ideas.

        OEMs.    Approximately 23% of our sales in 2013, and 24% of our sales in each of 2012 and 2011, were to OEMs. In the Americas, our typical OEM customers are water heater manufacturers and equipment and water systems manufacturers needing flow control devices and other products. Our sales to OEMs in EMEA are primarily to boiler manufacturers and radiant system manufacturers. Our sales to OEMs in Asia Pacific are primarily to boiler, water heaters and bath manufacturers including manufacturers of faucet and shower products.

        In 2013, 2012 and 2011, no customer accounted for more than 10% of our total net sales. Our top ten customers accounted for approximately $321.7 million, or 22%, of our total net sales in 2013; $309.3 million, or 22%, of our total net sales in 2012; and $290.4 million, or 21%, of our total net sales in 2011. Thousands of other customers constituted the balance of our net sales in each of those years.

Marketing and Sales

        For product sales, we rely primarily on commissioned manufacturers' representatives, some of which maintain a consigned inventory of our products. These representatives sell primarily to plumbing and heating wholesalers or service DIY stores in the Americas. We also sell products for the residential construction and home repair and remodeling industries through DIY plumbing retailers, national catalog distribution companies, hardware stores, building material outlets and retail home center chains and through plumbing and heating wholesalers. In addition, we sell products directly to wholesalers, OEMs and private label accounts primarily in EMEA and to a lesser extent in the Americas.

Manufacturing

        We have integrated and automated manufacturing capabilities, including a lead free foundry and a traditional brass and bronze foundry, machining, plastic extrusion and injection molding and assembly operations. Our foundry operations include metal pouring systems, automatic core making, brass forging and brass and bronze die-castings. Our machining operations feature computer-controlled machine tools, high-speed chucking machines with robotics and automatic screw machines for machining bronze, brass and steel components. We have invested in recent years to expand our manufacturing capabilities to ensure the availability of the most efficient and productive equipment. In response to the U.S. federal Reduction of Lead in Drinking Water Act, we committed approximately $18.3 million in capital spending ($9.8 million in 2013 and $8.5 million spent in 2012) for a new foundry and machinery in the U.S. to produce lead free products. The foundry cost and related equipment were commissioned during the second quarter of 2013. We are committed to maintaining our manufacturing equipment at a level consistent with current technology in order to maintain high levels of quality and manufacturing efficiencies.

        Capital expenditures and depreciation for each of the last three years were as follows:

	Years Ended December 31,
	2013	2012	2011
	(in millions)
Capital expenditures	$27.7	$30.5	$22.5
Depreciation	$34.2	$33.1	$32.1

Raw Materials

        We require substantial amounts of raw materials to produce our products, including bronze, brass, cast iron, stainless steel, steel, plastic, and components used in products, and substantially all of the raw materials we require are purchased from outside sources. The commodity markets have experienced tremendous volatility over the past several years, particularly with respect to copper. During 2011, spot copper prices increased to historic highs early in the year, and then trended downward in the second half of 2011. In 2012, increases in the first quarter and third quarter were offset by more moderate pricing in the second quarter and fourth quarter. In 2013, spot copper prices in the first quarter trended higher, with prices declining to a consistent level through the remainder of the year. Bronze and brass are copper-based alloys. The fact that we source internationally a significant amount of raw materials means that several months of raw materials and work in process are moving through our business at any point in time. We are not able to predict whether commodity costs, including copper, will significantly increase or decrease in the future. If commodity costs increase in the future and we are not able to reduce or eliminate the effect of the cost increases by reducing production costs or implementing price increases, our profit margins could decrease. If commodity costs were to decline, we may experience pressures from customers to reduce our selling prices. The timing of any price reductions and decreases in commodity costs may not align. As a result, our margins could be affected.

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

New Product Development and Engineering

        We maintain our own product development staff, design teams, and testing laboratories in Americas, EMEA and Asia Pacific that work to enhance our existing products and develop new products. We maintain sophisticated product development and testing laboratories. Research and development costs included in selling, general, and administrative expense amounted to $21.5 million, $20.4 million and $20.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

        Between 2010 and 2012, California, Louisiana, Maryland and Vermont implemented laws that require all pipes, pipe and plumbing fittings and plumbing fixtures sold in those states that convey or dispense water for human consumption to contain no more than 0.25% lead content, which is generally referred to as lead free. On January 4, 2011, the federal government enacted a similar law that took effect nationwide in January 2014. We have invested considerable resources over the past several years to develop lead free versions of our plumbing products to comply with the new laws, and we successfully introduced our lead free product offerings in California, Louisiana, Maryland and Vermont. In response to the nationwide lead free law, we committed approximately $18.3 million in capital spending over the last two years for a new foundry and machinery in the U.S. to meet expected lead free demand for our products sold in the U.S.  Construction of the new foundry was completed and the new facility was commissioned during the second quarter of 2013.

        Complying with these new requirements on a nationwide basis is a challenge for us. The new requirements may cause our material costs to increase as suppliers of alternative lead free metals are currently limited and lead free alloy substitutes are more expensive than the original leaded alloys. We may not succeed in passing through these cost increases to our customers. Our new lead free foundry has been operating since June 2013. As expected, we experienced some technical challenges in our new manufacturing process involved with the lead free alloys. But as of year-end, while our new foundry was not running at full capacity, production volumes were ramping up and down time has been minimized. The majority of our customers have converted to lead free products by year-end and, and we currently have been able to maintain our gross margin percentages, despite the higher cost of the new alloys.

Competition

        The domestic and international markets for water quality, water conservation, water safety and water flow control devices are intensely competitive and require us to compete against some companies possessing greater financial, marketing and other resources than ours. Due to the breadth of our product offerings, the number and identities of our competitors vary by product line and market. We consider quality, brand preference, delivery times, engineering specifications, plumbing code requirements, price, technological expertise and breadth of product offerings to be the primary competitive factors. We believe that new product development and product engineering are also important to success in the water industry and that our position in the industry is attributable in part to our ability to develop new and innovative products quickly and to adapt and enhance existing products. We continue to develop new and innovative products to enhance our market position and are continuing to implement manufacturing and design programs to reduce costs. We cannot be certain that our efforts to develop new products will be successful or that our customers will accept our new products. Although we own certain patents and trademarks that we consider to be of importance, we do not believe that our business and competitiveness as a whole are dependent on any one of our patents or trademarks or on patent or trademark protection generally.

Backlog

        Backlog was approximately $84.4 million at February 7, 2014 and approximately $84.5 million at February 8, 2013. We do not believe that our backlog at any point in time is indicative of future operating results and we expect our entire current backlog to be converted to sales in 2014.

Employees

        As of December 31, 2013, we employed approximately 5,900 people worldwide. With the exception of our tekmar subsidiary in Canada, none of our employees in North America or Asia are covered by collective bargaining agreements. In some European countries, our employees are subject to traditional national collective bargaining agreements. We believe that our employee relations are good.

Available Information

        We maintain a website with the address www.wattswater.com. The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. Other than an investor's own internet access charges, we make available free of charge through our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we have electronically filed such material with, or furnished such material to, the Securities and Exchange Commission (SEC).

Executive Officers and Directors

        Set forth below in alphabetical order are the names of our executive officers and directors, their respective ages and positions with our Company and a brief summary of their business experience for at least the past five years:

Executive Officers	Age	Position
Dean P. Freeman	50	Chief Executive Officer, President, and Chief Financial Officer
Kenneth R. Lepage	43	General Counsel, Executive Vice President of Human Resources and Secretary
Elie Melhem	50	President, Asia Pacific
Mario Sanchez	57	President and Group Managing Director, EMEA
A. Suellen Torregrosa	51	President, Americas
Non-Employee Directors
Robert L. Ayers(2)(3)	68	Director
Bernard Baert(1)(3)	64	Director
Kennett F. Burnes(1)(3)	71	Director
Richard J. Cathcart(2)(3)	69	Director
W. Craig Kissel(2)(3)	63	Director
John K. McGillicuddy(1)(3)	70	Chairman of the Board and Director
Joseph T. Noonan	32	Director
Merilee Raines(1)(3)	58	Director

(1)
Member of the Audit Committee

(2)
Member of the Compensation Committee

(3)
Member of the Nominating and Corporate Governance Committee

        Dean P. Freeman was appointed interim Chief Executive Officer and President of our Company in January 2014. Mr. Freeman originally joined our Company in October 2012 and was appointed Executive Vice President and Chief Financial Officer in November 2012. Mr. Freeman previously served as Senior Vice President of Finance and Treasurer of Flowserve Corporation from October 2009 to October 2011. Also while at Flowserve, Mr. Freeman served as Vice President, Finance and Chief

Financial Officer of the Flowserve Pump Division from 2006 to October 2009. Flowserve is a leading global provider of fluid motion and control products and services, producing engineered and industrial pumps, seals and valves as well as a range of related flow management services. Prior to Flowserve, Mr. Freeman served as Chief Financial Officer, Europe for The Stanley Works Corporation. Mr. Freeman also served in financial executive and management roles of progressive responsibility with United Technologies Corporation and SPX Corporation.

        Kenneth R. Lepage was appointed General Counsel and Secretary of the Company in August 2008 and Executive Vice President of Human Resources in December 2009. Mr. Lepage originally joined our Company in September 2003 as Assistant General Counsel and Assistant Secretary. Prior to joining our Company, he was a junior partner at the law firm of Hale and Dorr LLP (now Wilmer Cutler Pickering Hale and Dorr LLP).

        Elie Melhem joined our Company in July 2011 as President, Asia Pacific. Mr. Melhem was previously the Managing Director of China for Ariston Thermo Group, a global manufacturer of heating and hot water products, from 2008 to July 2011. Prior to joining Ariston, Mr. Melhem spent eleven years with ITT Industries in China where he held several management positions, including serving as President of ITT's Residential and Commercial Water Group in China and President of ITT's Water Technology Group in Asia.

        Mario Sanchez was appointed President and Group Managing Director, EMEA in June 2013. Mr. Sanchez originally joined our Company in January 2012 as Vice President of Plumbing and Heating, EMEA. Mr. Sanchez previously served as Vice President of Global Manufacturing for Johnson Controls, Inc. from September 2008 to January 2012. Johnson Controls is a global diversified technology and industrial company providing products, services and solutions to optimize energy and operational efficiencies of buildings; lead-acid automotive batteries and advanced batteries for hybrid and electric vehicles; and interior systems for automobiles. Before joining Johnson Controls, Mr. Sanchez served as Vice President of Global Operations for Tyco International, Ltd. from December 2006 to August 2008. Tyco is a global provider of fire protection and security products and services. Prior to Tyco, Mr. Sanchez held several global management positions with Ingersoll-Rand plc.

        A. Suellen Torregrosa joined our Company in August 2013 as President, Americas. Ms. Torregrosa previously served as President of Milton Roy Company from November 2011 to June 2013. Milton Roy Company is a global manufacturer of controlled volume (metering) pumps and related equipment. Ms. Torregrosa was appointed President of Milton Roy Company when it was owned by United Technologies Corporation and continued to serve as President through its sale to a private equity group in December 2012. Ms. Torregrosa worked for several business units of United Technologies Corporation from 1990 until the sale of Milton Roy Company in December 2012, including as Vice President and General Manager, Americas of Milton Roy Company from 2006 until November 2011, General Manager, Dynamic Controls of Hamilton Sundstrand Company from 2002 to 2006, and in several management roles of progressive responsibility for Falk Corporation from 1990 to 2002. United Technologies Corporation is a diversified provider of high technology products and services to the building and aerospace industries.

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

        Joseph T. Noonan was elected as a member of our Board of Directors in May 2013. Mr. Noonan has served as Chief Executive Officer of Homespun Design, Inc. since November 2013. Homespun

Design is a start-up phase online retailer of American-made furniture and design founded by Mr. Noonan. Mr. Noonan previously worked as an independent digital strategy consultant from November 2012 to November 2013. Mr. Noonan was employed by Wayfair LLC from April 2008 to November 2012. During his time at Wayfair, Mr. Noonan served as Senior Director of Wayfair International from June 2011 to November 2012, Director of Category Management and Merchandising from February 2009 to June 2011 and Manager of Wayfair's Business-to-Business Division from April 2008 to February 2009. Wayfair is an online retailer of home furnishings, décor and home improvement products. Prior to joining Wayfair, Mr. Noonan worked as a venture capitalist at Polaris Partners and as an investment banker at Cowen & Company.

        Merilee Raines has served as a director of our Company since February 2011. Ms. Raines served as Chief Financial Officer of IDEXX Laboratories, Inc. from October 2003 until her retirement in May 2013. Prior to becoming Chief Financial Officer, Ms. Raines held several management positions with IDEXX Laboratories, including Corporate Vice President of Finance, Vice President and Treasurer of Finance, Director of Finance, and Controller. IDEXX Laboratories develops, manufactures and distributes diagnostic and information technology-based products and services for companion animals, livestock, poultry, water quality and food safety, and human point-of-care diagnostics. Ms. Raines is a director of Aratana Therapeutics, Inc.

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

Contingencies

Trabakoolas et al., v, Watts Water Technologies, Inc., et al.,

        On December 12, 2013, we reached an agreement in principle to settle all claims. The total settlement amount is $23.0 million, of which we are expected to be responsible for $14 million after insurance proceeds of $9 million. The settlement was subject to review by the Court at a preliminary approval hearing held on February 12, 2014. The Court granted preliminary approval on February 14, 2014. The settlement is subject to final court approval after a fairness hearing, currently scheduled for July 16, 2014. Accordingly, there can be no assurance that the proposed settlement will be approved in its current form. If the settlement is not approved, the Company intends to continue to vigorously contest the allegations in this case.

Environmental Remediation

        We have been named as a potentially responsible party with respect to a limited number of identified contaminated sites. The levels of contamination vary significantly from site to site as do the related levels of remediation efforts. Environmental liabilities are recorded based on the most probable cost, if known, or on the estimated minimum cost of remediation. Accruals are not discounted to their present value, unless the amount and timing of expenditures are fixed and reliably determinable. We accrue estimated environmental liabilities based on assumptions, which are subject to a number of factors and uncertainties. Circumstances that can affect the reliability and precision of these estimates include identification of additional sites, environmental regulations, level of clean-up required, technologies available, number and financial condition of other contributors to remediation and the time period over which remediation may occur. We recognize changes in estimates as new remediation requirements are defined or as new information becomes available.

Asbestos Litigation

        We are defending approximately 44 lawsuits in different jurisdictions, alleging injury or death as a result of exposure to asbestos. The complaints in these cases typically name a large number of defendants and do not identify any particular Watts Water products as a source of asbestos exposure. To date, we have obtained a dismissal in every case before it has reached trial because discovery has failed to yield evidence of substantial exposure to any Watts Water products.

Other Litigation

        Other lawsuits and proceedings or claims, arising from the ordinary course of operations, are also pending or threatened against us.

Item 1A.    RISK FACTORS.

Economic cycles, particularly those involving reduced levels of commercial and residential starts and remodeling, may have adverse effects on our revenues and operating results.

        We have experienced and expect to continue to experience fluctuations in revenues and operating results due to economic and business cycles. The businesses of most of our customers, particularly plumbing and heating wholesalers and home improvement retailers, are cyclical. Therefore, the level of our business activity has been cyclical, fluctuating with economic cycles. An economic downturn may also affect the financial stability of our customers, which could affect their ability to pay amounts owed to their vendors, including us. We also believe our level of business activity is influenced by commercial and residential starts and renovation and remodeling, which are, in turn, heavily influenced by interest rates, consumer debt levels, changes in disposable income, employment growth and consumer confidence. Credit market conditions may prevent commercial and residential builders or developers from obtaining the necessary capital to continue existing projects or to start new projects. This may result in the delay or cancellation of orders from our customers or potential customers and may adversely affect our revenues and our ability to manage inventory levels, collect customer receivables and maintain profitability. Further, the Euro Zone has been in recession since 2011 triggered by sovereign debt concerns and general economic malaise. If economic conditions worsen in the future or if economic recovery were to dissipate, our revenues and profits could decrease or trigger additional goodwill, indefinite-lived intangible assets, or long-lived asset impairments and could have a material effect on our financial condition and results of operations.

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

Government regulations could limit or delay our ability to market or sell our products and could affect raw material sourcing and/or increase our costs.

        Effective January 4, 2014, the Reduction of Lead in Drinking Water Act reduced the permissible weighted average lead content in faucets, fittings and valves used in potable water applications from 8% to 0.25% throughout the United States. The new law is consistent with laws previously in effect in California, Maryland, Louisiana and Vermont. Prior to 2013, we had introduced lead free products for sale in California, Maryland, Louisiana and Vermont, and we offer a large selection of lead free compliant valves and fittings. Complying with these new requirements throughout the United States poses a significant challenge for us. The nationwide requirements have caused our material costs to increase as suppliers of alternative lead free metals are currently limited and lead free alloy substitutes are more expensive than the original leaded alloys. We may not succeed in passing through all these cost increases to our customers. We have and may continue to experience technical challenges in our new lead free manufacturing operations to produce more lead free products. In addition, we could have difficulty providing sufficient quantities of our lead free compliant products to meet nationwide demand. These requirements could have a material effect on our financial condition and results of operation.

        Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act) requires the SEC to establish new disclosure and reporting requirements regarding specified minerals originating in the Democratic Republic of the Congo or an adjoining country that are necessary to the functionality or production of products manufactured by companies required to file reports with the SEC. The final rules implementing these requirements, as released in 2012 by the SEC, could affect sourcing at competitive prices and availability in sufficient quantities of minerals used in the manufacture of our products. In addition, because our supply chain is complex, we may face commercial challenges if we are unable to verify sufficiently the origins for all metals used in our products through the due diligence procedures that we implement and otherwise may become obliged to disclose publicly those efforts with regard to conflict minerals. Moreover, we may encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict free, which could place us at a competitive disadvantage if we are unable to do so.

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

        We have been and expect to continue to be subject to various product liability claims or other lawsuits, including, among others, that our products include inadequate or improper instructions for use or installation, or inadequate warnings concerning the effects of the failure of our products. If we do not have adequate insurance or contractual indemnification, damages from these claims would have to be paid from our assets and could have a material adverse effect on our results of operations, liquidity and financial condition. Like other manufacturers and distributors of products designed to control and regulate fluids and gases, we face an inherent risk of exposure to product liability claims and other lawsuits in the event that the use of our products results in personal injury, property damage or business interruption to our customers. We cannot be certain that our products will be completely free from defect. In addition, in certain cases, we rely on third-party manufacturers for our products or components of our products. We cannot be certain that our insurance coverage will continue to be available to us at a reasonable cost, or, if available, will be adequate to cover any such liabilities. For more information, see "Item 1. Business—Product Liability, Environmental and Other Litigation Matters."

Economic and other risks associated with international sales and operations could adversely affect our business and future operating results.

        Since we sell and manufacture our products worldwide, our business is subject to risks associated with doing business internationally. Our business and future operating results could be harmed by a variety of factors, including:

  •
  unexpected geo-political events in foreign countries in which we operate, which could adversely affect manufacturing and our ability to fulfill customer orders;

  •
  our inability to comply with anti-corruption laws and regulations of the U.S. government and various international jurisdictions, such as the U.S. Foreign Corrupt Practices Act and the United Kingdom's Bribery Act of 2010;

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

  •
  unexpected changes in regulatory requirements, which may be costly and require time to implement; and

  •
  foreign exchange rate fluctuations, which could also materially affect our reported results. A portion of our sales and certain portions of our costs, assets and liabilities are denominated in currencies other than U.S. dollars, and the percentage of our revenues denominated in a particular currency may not match the percentage of our expenses denominated in that currency. Approximately 46.5% of our sales during the year ended December 31, 2013 were from sales outside of the U.S. compared to 47.6% for the year ended December 31, 2012. We cannot predict whether currencies such as the Euro, Canadian dollar or Chinese yuan will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our reported results.

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

Our business and financial performance may be adversely affected by information technology and other business disruptions.

        Our business may be impacted by disruptions, including information technology attacks or failures, threats to physical security, as well as damaging weather or other acts of nature, pandemics or other public health crises. Cybersecurity attacks, in particular, are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and corruption of data. We have experienced cybersecurity attacks and may continue to experience them going forward, potentially with more frequency. Given the unpredictability of the timing, nature and scope of such disruptions, we could potentially be subject to production downtimes, operational delays, other detrimental impacts on our operations or ability to provide products to our customers, the compromising of confidential or otherwise protected information, misappropriation, destruction or corruption of data, security breaches, other manipulation or improper use of our systems or networks, financial losses from remedial actions, loss of business or potential liability, and/or damage to our reputation, any of which could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

The requirements to evaluate goodwill, indefinite-lived intangible assets and long-lived assets for impairment may result in a write-off of all or a portion of our recorded amounts, which would negatively affect our operating results and financial condition.

        As of December 31, 2013, our balance sheet included goodwill, indefinite-lived intangible assets, amortizable intangible assets and property, plant and equipment of $514.8 million, $41.9 million, $199.0 million, and $219.9 million, respectively. In lieu of amortization, we are required to perform an annual impairment review of both goodwill and indefinite-lived intangible assets. In performing our annual reviews in 2013, 2012 and 2011, we recognized non-cash pre-tax charges of approximately $0.7 million, $0.4 million and $1.4 million, respectively, as impairments of the indefinite-lived intangible assets. In 2013, 2012 and 2011, we recognized pre-tax non-cash goodwill impairment charges of $0.3 million, $1.0 million and $1.2 million, respectively, related to our Blue Ridge Atlantic Enterprises, Inc. (BRAE) reporting unit within our Americas segment. We are also required to perform an impairment review of our long-lived assets if indicators of impairment exist. In 2013 and 2012, we recognized a pre-tax non-cash charge of $1.3 million and $1.6 million, respectively, to write down long-term assets. In 2011, we recognized pre-tax non-cash long-lived asset impairment charges of $14.8 million related to our Watts Insulation GmbH (Austroflex) operations within our EMEA segment. We completed the sale of Austroflex on August 1, 2013, and Austroflex's results of operations have been presented as discontinued operations for all periods presented. There can be no assurances that future goodwill, indefinite-lived intangible assets or other long-lived asset impairments will not occur. We perform our annual test for indications of goodwill and indefinite-lived intangible assets impairment in the fourth quarter of our fiscal year or sooner if indicators of impairment exist.

The loss or financial instability of major customers could have an adverse effect on our results of operations.

        In 2013, our top ten customers accounted for approximately 22% of our total net sales with no one customer accounting for more than 10% of our total net sales. Our customers generally are not obligated to purchase any minimum volume of products from us and are able to terminate their relationships with us at any time. In addition, increases in the prices of our products could result in a reduction in orders from our customers. A significant reduction in orders from, or change in terms of contracts with, any significant customers could have a material adverse effect on our future results of operations. Furthermore, some of our major customers are facing financial challenges due to market declines and heavy debt levels; should these challenges become acute, our results could be materially adversely affected due to reduced orders and/or payment delays or defaults.

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

        Our Class B common stock entitles its holders to ten votes for each share and our Class A common stock entitles its holders to one vote per share. As of January 31, 2014, Timothy P. Horne beneficially owned approximately 18.4% of our outstanding shares of Class A common stock (assuming conversion of all shares of Class B common stock beneficially owned by Mr. Horne into Class A common stock) and approximately 99.2% of our outstanding shares of Class B common stock, which represents approximately 68.8% of the total outstanding voting power. As long as Mr. Horne controls shares representing at least a majority of the total voting power of our outstanding stock, Mr. Horne will be able to unilaterally determine the outcome of most stockholder votes, and other stockholders will not be able to affect the outcome of any such votes.

Conversion and sale of a significant number of shares of our Class B common stock could adversely affect the market price of our Class A common stock.

        As of January 31, 2014, there were outstanding 28,734,210 shares of our Class A common stock and 6,489,290 shares of our Class B common stock. Shares of our Class B common stock may be converted into Class A common stock at any time on a one for one basis. Under the terms of a registration rights agreement with respect to outstanding shares of our Class B common stock, the holders of our Class B common stock have rights with respect to the registration of the underlying Class A common stock. Under these registration rights, the holders of Class B common stock may require, on up to two occasions that we register their shares for public resale. If we are eligible to use Form S-3 or a similar short-form registration statement, the holders of Class B common stock may require that we register their shares for public resale up to two times per year. If we elect to register any shares of Class A common stock for any public offering, the holders of Class B common stock are entitled to include shares of Class A common stock into which such shares of Class B common stock may be converted in such registration. However, we may reduce the number of shares proposed to be registered in view of market conditions. We will pay all expenses in connection with any registration, other than underwriting discounts and commissions. If all of the available registered shares are sold into the public market the trading price of our Class A common stock could decline.

Item 1B.    UNRESOLVED STAFF COMMENTS.

        None.

Item 2.    PROPERTIES.

        As of December 31, 2013, we maintained 31 principal manufacturing, warehouse and distribution centers worldwide, including our corporate headquarters located in North Andover, Massachusetts. Additionally, we maintain numerous sales offices and other smaller manufacturing facilities and warehouses. The principal properties in each of our three geographic segments and their location, principal use and ownership status are set forth below:

Americas:

Location	Principal Use	Owned/Leased
North Andover, MA	Corporate Headquarters	Owned
Burlington, ON, Canada	Distribution Center	Owned
Chesnee, SC	Manufacturing	Owned
Export, PA	Manufacturing	Owned
Franklin, NH	Manufacturing/Distribution	Owned
Kansas City, KS	Manufacturing	Owned
St. Pauls, NC	Manufacturing	Owned
San Antonio, TX	Warehouse/Distribution	Owned
Spindale, NC	Distribution Center	Owned
Kansas City, MO	Manufacturing/Distribution	Leased
Peoria, AZ	Manufacturing/Distribution	Leased
Reno, NV	Distribution Center	Leased
Springfield, MO	Manufacturing/Distribution	Leased
Vernon, BC, Canada	Manufacturing/Distribution	Leased
Woodland, CA	Manufacturing	Leased

Europe, Middle East and Africa:

Location	Principal Use	Owned/Leased
Eerbeek, Netherlands	EMEA Headquarters/Manufacturing	Owned
Biassono, Italy	Manufacturing/Distribution	Owned
Hautvillers, France	Manufacturing	Owned
Landau, Germany	Manufacturing/Distribution	Owned
Mery, France	Manufacturing	Owned
Plovdiv, Bulgaria	Manufacturing	Owned
Vildbjerg, Denmark	Manufacturing/Distribution	Owned
Virey-le-Grand, France	Manufacturing/Distribution	Owned
Gardolo, Italy	Manufacturing	Leased
Monastir, Tunisia	Manufacturing	Leased
Rosières, France	Manufacturing/Distribution	Leased
Sorgues, France	Distribution Center	Leased

Asia Pacific:

Location	Principal Use	Owned/Leased
Shanghai, China	Asia Pacific Headquarters	Leased
Ningbo, Beilun District, China	Distribution Center	Leased
Ningbo, Beilun, China	Manufacturing	Owned
Taizhou, Yuhuan, China	Manufacturing	Owned

        Certain of our facilities are subject to mortgages and collateral assignments under loan agreements with long-term lenders. In general, we believe that our properties, including machinery, tools and equipment, are in good condition, well maintained and adequate and suitable for their intended uses.

Item 3.    LEGAL PROCEEDINGS.

        We are from time to time involved in various legal and administrative proceedings. See Item 1. "Business—Product Liability, Environmental and Other Litigation Matters," and Note 14 of the Notes to Consolidated Financial Statements, both of which are incorporated herein by reference.

Item 4.    MINE SAFETY DISCLOSURES.

        Not applicable.

 PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        The following table sets forth the high and low sales prices of our Class A common stock on the New York Stock Exchange during 2013 and 2012 and cash dividends paid per share.

	2013			2012
	High	Low	Dividend	High	Low	Dividend
First Quarter	$50.04	$42.63	$0.11	$42.38	$34.97	$0.11
Second Quarter	48.32	43.12	0.13	41.59	31.61	0.11
Third Quarter	58.18	45.73	0.13	40.29	30.88	0.11
Fourth Quarter	62.66	52.33	0.13	43.39	36.45	0.11

        There is no established public trading market for our Class B common stock, which is held by members of the Horne family. The principal holders of such stock are subject to restrictions on transfer with respect to their shares. Each share of our Class B common stock (10 votes per share) is convertible into one share of Class A common stock (1 vote per share).

        On February 18, 2014, we declared a quarterly dividend of thirteen cents ($0.13) per share on each outstanding share of Class A common stock and Class B common stock.

        Aggregate common stock dividend payments in 2013 were $17.7 million, which consisted of $14.4 million and $3.3 million for Class A shares and Class B shares, respectively. Aggregate common stock dividend payments in 2012 were $16.0 million, which consisted of $13.0 million and $3.0 million for Class A shares and Class B shares, respectively. While we presently intend to continue to pay comparable cash dividends, the payment of future cash dividends depends upon the Board of Directors' assessment of our earnings, financial condition, capital requirements and other factors.

        The number of record holders of our Class A common stock as of January 31, 2014 was 199. The number of record holders of our Class B common stock as of January 31, 2014 was 8.

        We satisfy the minimum withholding tax obligation due upon the vesting of shares of restricted stock and the conversion of restricted stock units into shares of Class A common stock by automatically withholding from the shares being issued a number of shares with an aggregate fair market value on the date of such vesting or conversion that would satisfy the withholding amount due.

        The following table includes information with respect to shares of our Class A common stock withheld to satisfy withholding tax obligations during the quarter ended December 31, 2013.

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
September 30, 2013 - October 27, 2013	—	—	—	—
October 28, 2013 - November 24, 2013	—	—	—	—
November 25, 2013 - December 31, 2013	1,383	$58.16	—	—

Total	1,383	$58.16	—	—

        The following table includes information with respect to repurchases of our Class A common stock during the three-month period ended December 31, 2013 under our stock repurchase program.

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
September 30, 2013 - October 27, 2013	17,631	$55.22	17,631	$69,036,487
October 28, 2013 - November 24, 2013	18,445	$58.15	18,445	$67,963,822
November 25, 2013 - December 31, 2013	16,050	$59.33	16,050	$67,011,512

Total	52,126	$57.53	52,126	$67,011,512

(1)
On April 30, 2013, the Board of Directors authorized a stock repurchase program of up to $90 million of the Company's Class A common stock to be purchased from time to time on the open market or in privately negotiated transactions. The timing and number of any shares repurchased will be determined by the Company's management based on its evaluation of market conditions. During the quarter ended December 31, 2013, we repurchased approximately $3.0 million of common stock.

Performance Graph

        Set forth below is a line graph comparing the cumulative total shareholder return on our Class A common stock for the last five years with the cumulative return of companies on the Standard & Poor's 500 Stock Index and the Russell 2000 Index. We chose the Russell 2000 Index because it represents companies with a market capitalization similar to that of Watts Water. The graph assumes that the value of the investment in our Class A common stock and each index was $100 at December 31, 2008 and that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Watts Water Technologies, Inc., the S&P 500 Index
and the Russell 2000 Index

*
$100 invested on 12/31/08 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Cumulative Total Return

	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Watts Water Technologies, Inc	100.00	126.13	151.37	143.42	182.38	265.05
S & P 500	100.00	126.46	145.51	148.59	172.37	228.19
Russell 2000	100.00	127.17	161.32	154.59	179.86	249.69

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

FIVE-YEAR FINANCIAL SUMMARY

(Amounts in millions, except per share and cash dividend information)

	Year Ended 12/31/13(1)(6)	Year Ended 12/31/12(2)(6)	Year Ended 12/31/11(3)(6)	Year Ended 12/31/10(4)(6)	Year Ended 12/31/09(5)(6)
Statement of operations data:
Net sales	$1,473.5	$1,427.4	$1,407.4	$1,264.0	$1,225.9
Net income from continuing operations	60.9	70.4	77.2	64.1	41.0
Loss from discontinued operations, net of taxes	(2.3)	(2.0)	(10.8)	(5.3)	(23.6)
Net income	58.6	68.4	66.4	58.8	17.4
DILUTED EPS
Income (loss) per share:
Continuing operations	1.71	1.95	2.06	1.71	1.10
Discontinued operations	(0.07)	(0.05)	(0.28)	(0.14)	(0.63)
NET INCOME	1.65	1.90	1.78	1.57	0.47
Cash dividends declared per common share	$0.50	$0.44	$0.44	$0.44	$0.44
Balance sheet data (at year end):
Total assets	$1,740.2	$1,709.0	$1,694.0	$1,646.1	$1,599.2
Long-term debt, net of current portion	305.5	307.5	397.4	378.0	304.0

(1)
For the year ended December 31, 2013, net income from continuing operations includes the following net pre-tax costs: legal costs of $15.3 million, restructuring charges of $8.7 million, goodwill and other long-lived asset impairment of $2.3 million (of which $1.1 million is recorded in cost of goods sold), EMEA transformation deployment costs of $1.2 million, earn-out adjustments of $0.9 million, acceleration of executive share based compensation expense of $0.9 million and an adjustment to the disposal of the business related to the sale of Tianjin Watts Valve Company Ltd. (TWVC) of $0.6 million. The net after-tax cost of these items was $18.3 million.

(2)
For the year ended December 31, 2012, net income from continuing operations includes the following net pre-tax costs: restructuring charges of $5.2 million, goodwill and other long-lived asset impairment of $3.4 million, net legal and customs costs of $2.5 million, an adjustment to the gain on sale of TWVC of $1.6 million, retention charges related to our former Chief Financial Officer of $1.6 million, and a charge of $0.4 million for costs related to the 2012 acquisition of tekmar, offset by a pre-tax gain for an earn-out adjustment of $1.0 million. Additionally, net income includes tax benefits totaling $0.7 million, primarily related to a tax law change in Italy. The net after-tax cost of these items was $8.1 million.

(3)
For the year ended December 31, 2011, net income from continuing operations includes the following net pre-tax costs: restructuring charges of $10.0 million, goodwill and other long-lived asset impairment charges of $2.6 million, pension curtailment charges of $1.5 million, separation costs related to our former Chief Executive Officer of $6.3 million, and costs related to our acquisition of Danfoss Socla S.A.S (Socla) in France of $5.8 million offset by pre-tax gains of $1.2 million for an earn-out adjustment, $7.7 million related to the sale of TWVC in China and $1.1 million from legal settlements. Additionally, net income includes a tax benefit of $4.2 million relating to the sale of TWVC offset by a $1.1 million tax charge in EMEA related to our France restructuring. The net after-tax cost of these items was $5.7 million. Included in loss from discontinued operations is goodwill and other long-lived asset impairment charges of $14.8 million related to Austroflex, see (6).

(4)
For the year ended December 31, 2010, net income from continuing operations includes the following net pre-tax costs: restructuring charges of $14.1 million, intangible impairment charges of $1.4 million, and costs related to acquisitions and other items of $7.1 million offset by pre-tax gains of $4.5 million primarily for product liability and workers compensation accrual adjustments. Additionally, net income includes a tax benefit of $4.3 million related to the release of a valuation allowance in EMEA offset by a tax charge of $1.5 million relating to the repatriation of earnings recognized upon our decision to dispose of a China subsidiary. The net after-tax cost of these items was $10.3 million.

(5)
For the year ended December 31, 2009, net income includes the following net pre-tax costs: restructuring charges of $18.9 million and intangible impairment charges of $3.3 million, offset by pre-tax gains on the sale of Tianjin Tanggu Watts Valve Co. Ltd. (TWT) in China of $1.1 million, favorable product liability and workers compensation accrual adjustments of $4.9 million and legal settlements of $1.5 million. Additionally, net income includes a tax charge of $3.9 million relating to previously realized tax benefits, which were expected to be recaptured as a result of our decision to restructure our operations in China. The net after-tax cost of these items was $16.7 million.

(6)
In August 2013, we disposed of the stock of Austroflex. Results from operations and a loss on disposal are recorded in discontinued operations for 2013, 2012, 2011 and 2010. In December 2012, we disposed of the stock of Flomatic Corporation. Results from operations and a loss on disposal are recorded in discontinued operations for 2012 and 2011. In January 2010, we disposed of our investment in CWV. Results from operation and estimated loss on disposal are included net of tax for CWV in discontinued operations for 2010 and 2009. In May 2009, the Company liquidated its TEAM Precision Pipework, Ltd. (TEAM) business. Results from operation and loss on disposal are included net of tax from the deconsolidation of TEAM in discontinued operations for 2011, 2010 and 2009. In September 1996, we divested our Municipal Water Group of businesses, which included Henry Pratt, James Jones Company and Edward Barber and Company Ltd. Costs and expenses related to the Municipal Water Group, for 2011, 2010 and 2009 relate to legal and settlement costs associated with the James Jones Litigation and other miscellaneous costs. Discontinued operating loss for 2011 and 2010 include an estimated settlement reserve adjustment in connection with the FCPA investigation at CWV (see Note 3) and in 2010 and 2009, includes legal costs associated with the FCPA investigation.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

        We are a leading supplier of products for use in the water quality, water safety, water flow control and water conservation markets in both the Americas and EMEA with a growing presence in Asia Pacific. For over 139 years, we have designed and manufactured products that promote the comfort and safety of people and the quality and conservation of water used in commercial and residential applications. We earn revenue and income almost exclusively from the sale of our products. Our principal product lines include:

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

        Our business is reported in three geographic segments: Americas, EMEA and Asia Pacific. We distribute our products through three primary distribution channels: wholesale, do-it-yourself (DIY) and original equipment manufacturers (OEMs).

        We believe that the factors relating to our future growth include our ability to continue to make selective acquisitions, both in our core markets as well as in new complementary markets; regulatory requirements relating to the quality and conservation of water and the safe use of water; increased demand for clean water; continued enforcement of plumbing and building codes; and a healthy economic environment. We have completed 36 acquisitions since 1999. Our acquisition strategy focuses on businesses that manufacture preferred brand name products that address our themes of water quality, water conservation, water safety and water flow control and related complementary markets. We target businesses that will provide us with one or more of the following: an entry into new markets, an increase in shelf space with existing customers, a new or improved technology or an expansion of the breadth of our water quality, water conservation, water safety and water flow control products for the commercial, industrial and residential markets.

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

        Our performance in 2013 varied, driven by different economic and business dynamics within each region in which we participate. In the Americas, we saw sequential growth during 2013 as the U.S. residential new construction marketplace continued to recover and the repair and replace end market remained strong. Although we experienced minimal growth in the new commercial construction market, there have been recent positive macroeconomic signs that a recovery is forthcoming. In EMEA, a weak pan European economy negatively impacted our sales. Certain parts of Europe, such as Italy France and Germany, remained affected by the general economic downturn. However, we were able to partially mitigate the effect of the sales volume reduction with productivity initiatives and cost reduction initiatives. Our EMEA segment continued to expand its sales into Eastern Europe during the year. In Asia Pacific, we had solid growth as we expanded our sales and marketing efforts.

        Overall, sales grew organically by 2.1% as compared to 2012. Organic sales growth excludes the impacts of acquisitions, divestitures and foreign exchange from year-over-year comparisons. We believe this provides investors with a more complete understanding of underlying sales trends by providing sales growth on a consistent basis. Compared to 2012, organic sales in Americas and Asia Pacific grew by 5.5% and 20.5%, respectively, but were offset by a reduction in EMEA organic sales of 3.6%.

        Operationally, in the U.S. we continued our focus around our transition to lead free production. In 2013 and 2012, we committed an aggregate of approximately $18.3 million in capital spending for a new foundry and machinery in the U.S. to meet expected lead free demand for our products sold in the U.S. Construction of the new foundry was completed during the second quarter of 2013. We incurred $5.8 million in transition costs in 2013 relating to inefficiencies experienced as part of the lead free conversion project, including furnace repairs, excess scrap and consulting costs related to the new foundry. The impact of commodity costs during 2013 was minimal, especially with our most important raw material, copper. We saw copper spot prices in the first quarter trending higher, with prices declining to a consistent level through the remainder of the year. Pricing, in turn, was fairly stable, although we experienced some pricing pressures in certain geographies and in certain product lines in the Americas, especially in the DIY channel. In EMEA, we were able to selectively increase pricing for certain products. However, we believe the economic uncertainty in Europe may continue affecting how we and our competitors are pricing in end markets.

        We continually review our business and implement restructuring plans as needed. The restructuring program for EMEA that we announced in July 2013 is proceeding in accordance with our expectations. Please see Note 4 of the Notes to Consolidated Financial Statements for a more detailed explanation of our restructuring activities.

        In the fourth quarter of 2013, we began a program that we refer to as the European transformation. This program is designed to refocus our European operations from being country specific to a pan European business unit operating strategy. Under this initiative, we intend to (1) develop better sales capabilities through improved product management and enhanced product cross-selling efforts, (2) drive more efficient European sourcing and logistics, and (3) enhance our focus on emerging market opportunities. We plan to align our legal and tax structure in accordance with our business structure and take advantage of favorable tax rates where possible. We expect this project to be ongoing through 2016. We anticipate total non-recurring external deployment costs of $12.2 million, with approximately $9.0 million anticipated to be spent in 2014. We incurred approximately $1.2 million in the fourth quarter of 2013 in deployment costs. Total annual savings are forecasted at $18.0 million by 2018, with approximately $3.5 million and $10.0 million in annual savings expected in 2014 and 2015, respectively. We expect that we will need to add approximately $4.0 million of infrastructure costs per annum to our current operational base by 2018 to maintain the program, of which approximately $3.5 million will be added in 2014.

Acquisitions and Disposals

        On August 1, 2013, the Company completed the sale of all of the outstanding shares of an indirectly wholly-owned subsidiary, Austroflex, receiving net cash proceeds of $7.9 million. Austroflex is an Austrian-based manufacturer of pre-insulated flexible pipe systems for district heating, solar applications and under-floor radiant heating systems. Austroflex did not meet performance expectations since its purchase in 2010. The loss after tax on disposal of the business was approximately $2.2 million. Further, during the year ended December 31, 2011, the Company wrote down Austroflex's long-lived assets by $14.8 million. The Company will not have a substantial continuing involvement in Austroflex's operations and cash flows, therefore Austroflex's results of operations have been presented as discontinued operations and all comparative periods presented have been adjusted in the consolidated financial statements to reflect Austroflex's results as discontinued operations. Please see Note 3 of the Notes to Consolidated Financial Statements for additional information regarding operating results of Austroflex.

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

        On January 31, 2012, we completed the acquisition of tekmar Control Systems (tekmar) in a share purchase transaction. A designer and manufacturer of control systems used in heating, ventilation, and air conditioning applications; tekmar is expected to enhance our hydronic systems product offerings in the U.S. and Canada. The initial purchase price paid was CAD $18.0 million, with an earn-out based on future earnings levels being achieved. The initial purchase price paid was equal to approximately $17.8 million based on the exchange rate of Canadian dollar to U.S. dollars as of January 31, 2012. In 2012, a contingent liability of $5.1 million was recognized as the estimate of the acquisition date fair value of the earn-out. A portion of the contingent consideration was paid out during 2013, in the amount of $1.2 million, based on performance metrics achieved in 2012. The contingent liability was increased by $1.0 million during the year ended 2013 based on performance metrics achieved or expected to be achieved. The total purchase price will not exceed CAD $26.2 million.

Recent Developments

        On January 9, 2014, David J. Coghlan resigned from his positions as Chief Executive Officer, President and Director of the Company and our Board of Directors appointed Dean P. Freeman, our Executive Vice President and Chief Financial Officer, to serve as interim Chief Executive Officer and President of the Company. The Company's Board of Directors has initiated a search for the Company's next Chief Executive Officer and President

        On February 18, 2014, we declared a quarterly dividend of thirteen cents ($0.13) per share on each outstanding share of Class A common stock and Class B common stock.

        On February 18, 2014, we entered into a new Credit Agreement (the "New Credit Agreement") among the Company, certain of our subsidiaries who become borrowers under the New Credit Agreement, JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, and the other lenders referred to therein. The New Credit Agreement provides for a $500 million, five-year, senior unsecured revolving credit facility which may be increased by an additional $500 million under certain circumstances and subject to the terms of the New Credit Agreement. The New Credit Agreement has a sublimit of up to $100 million in letters of credit. We expect to use any borrowings under the New Credit Agreement for general corporate purposes, acquisitions and the repayment of existing debt.

        In connection with the execution and delivery of the New Credit Agreement, all outstanding amounts owing under our prior Credit Agreement (the "Prior Credit Agreement"), dated as of June 18, 2010, among the Company, certain subsidiaries of the Company as borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, and the other lenders referred to therein, were repaid in full and the Prior Credit Agreement was terminated.

Results of Operations

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

        Net Sales.    Our business is reported in three geographic segments: Americas, EMEA and Asia Pacific. Our net sales in each of these segments for the years ended December 31, 2013 and 2012 were as follows:

	Year Ended December 31, 2013		Year Ended December 31, 2012
						% Change to Consolidated Net Sales
	Net Sales	% Sales	Net Sales	% Sales	Change
	(Dollars in millions)
Americas	$878.5	59.6%	$835.0	58.5%	$43.5	3.0%
EMEA	562.2	38.2	565.6	39.6	(3.4)	(0.2)
Asia Pacific	32.8	2.2	26.8	1.9	6.0	0.4

Total	$1,473.5	100.0%	$1,427.4	100.0%	$46.1	3.2%

        The change in net sales was attributable to the following:

					Change as a % of Consolidated Net Sales				Change as a % of Segment Net Sales
	Americas	EMEA	Asia Pacific	Total	Americas	EMEA	Asia Pacific	Total	Americas	EMEA	Asia Pacific
	(Dollars in millions)
Organic	$45.6	$(20.5)	$5.5	$30.6	3.1%	(1.4)%	0.4%	2.1%	5.4%	(3.6)%	20.5%
Foreign exchange	(2.8)	17.1	0.5	14.8	(0.2)	1.2	—	1.0	(0.3)	3.0	1.9
Acquisitions	0.7	—	—	0.7	0.1	—	—	0.1	0.1	—	—

Total	$43.5	$(3.4)	$6.0	$46.1	3.0%	(0.2)%	0.4%	3.2%	5.2%	(0.6)%	22.4%

        Organic net sales in 2013 in the Americas wholesale market increased by $37.0 million, or 6.3%, compared to 2012 mainly from increased sales in residential and commercial flow product lines and from our customers continuing to transition to lead free products. Organic sales into the Americas DIY market in 2013 increased $4.8 million, or 2.7%, compared to 2012, primarily due to increased product sales of $1.9 million in residential and commercial flow control products and $1.2 million in water quality products. Unit sales increases were substantially offset by competitive pricing in the DIY market.

        Organic net sales in the EMEA wholesale market decreased by $10.7 million, or 3.7%, compared to 2012 primarily due to the economic market conditions in France and Germany. Organic net sales into the EMEA OEM market decreased by $6.0 million, or 2.3%, as compared to 2012 primarily due to a slower HVAC market in Germany and fewer large project sales in the drains business, offset by increased sales in the electronics business.

        The net increase in sales due to foreign exchange was primarily due to the appreciation of the euro against the U.S. dollar. We cannot predict whether these currencies will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

        Acquired net sales growth in Americas was due to tekmar.

        Gross Profit.    Gross profit and gross profit as a percent of net sales (gross margin) for 2013 and 2012 were as follows:

	Year Ended December 31,
	2013	2012
	(Dollars in millions)
Gross profit	$526.5	$513.5
Gross margin	35.7%	36.0%

        In Americas, gross margin decreased primarily due to inefficiencies related to our lead free transition program and retail pricing pressure offset partially by product mix and volume growth. EMEA gross margin increased slightly as compared to 2012, primarily due to production efficiencies driven from ongoing restructuring programs offsetting lower overhead absorption related to reduced manufacturing volumes.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses, or SG&A expenses, for 2013 increased $24.7 million, or 6.5%, compared to 2012. The increase in SG&A expenses was attributable to the following:

	(in millions)	% Change
Organic	$20.8	5.5%
Foreign exchange	3.6	0.9
Acquisitions	0.3	0.1

Total	$24.7	6.5%

        The net organic increase in SG&A is primarily attributable to increased legal costs of $12.5 million, increased product liability cost of $4.5 million, increased freight and commission costs of $4.1 million associated with increased sales, and increased personnel costs of $2.2 million, offset by lower depreciation and amortization of $1.6 million and lower advertising costs of $1.3 million. Incremental legal costs include the impact of an agreement in principle to settle all claims in the Trabakoolas et al., v. Watts Water Technologies, Inc., et al., matter pending in the United States District Court for the Northern District of California. The net settlement charged to operations amounted to $13.6 million in 2013. Refer to Note 14 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for more detail. Increased product liability cost of $4.5 million in the Americas is based on a third-party actuarial analysis that incorporated higher reported claims in 2013 offset to some extent by the impact of the Trabakoolas settlement. Increased personnel costs primarily relate to investments in new positions and increased stock incentive plan costs.

        The increase in SG&A expenses from foreign exchange was primarily due to the appreciation of the Euro against the U.S. dollar. Acquired SG&A expenses related to the tekmar acquisition. Total SG&A expense, as a percentage of sales, was 27.5% in 2013 and 26.7% in 2012.

        Restructuring and Other Charges.    In 2013, we recorded a net charge of $8.7 million primarily for severance and other costs incurred as part of our previously announced restructuring programs, as compared to $4.2 million for 2012. For a more detailed description of our current restructuring plans, see Note 4 of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

        (Gain On) Adjustment to Disposal of Business.    In 2011, we booked a net gain of approximately $7.7 million relating primarily to the recognition of currency translation adjustments resulting from the sale of TWVC. In 2012 and 2013, we recorded adjustments to decrease the gain on disposal by $1.6 million and increase the gain on disposal by $0.6 million, respectively.

        Goodwill and Other Long-Lived Asset Impairment Charges.    In 2013, we recorded asset impairment charges of $1.2 million, primarily relating to a $0.3 million goodwill impairment charge for BRAE, and trade name impairment charges of $0.3 million and $0.4 million for the Americas and EMEA, respectively. The goodwill impairment was based on historical results being below our expectations and a reduction in the expected future cash flows to be generated by BRAE. See the results of operations discussion for the year ended December 31, 2012 compared to the year ended December 31, 2011, for details of the 2012 goodwill and other long-lived asset impairment charges. See also Note 2 of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, for additional information regarding these impairments.

        Operating Income.    Operating income by geographic segment for 2013 and 2012 was as follows:

	Year Ended
				% Change to Consolidated Operating Income
	December 31, 2013	December 31, 2012	Change
	(Dollars in millions)
Americas	$90.4	$96.5	$(6.1)	(4.9)%
EMEA	46.9	52.5	(5.6)	(4.6)
Asia Pacific	9.7	6.5	3.2	2.6
Corporate	(35.5)	(32.2)	(3.3)	(2.7)

Total	$111.5	$123.3	$(11.8)	(9.6)%

        The change in operating income was attributable to the following:

						Change as a % of Consolidated Operating Income					Change as a % of Segment Operating Income
	Americas	EMEA	Asia Pacific	Corp.	Total	Americas	EMEA	Asia Pacific	Corp.	Total	Americas	EMEA	Asia Pacific	Corp.
	(Dollars in millions)
Organic	$(7.3)	$(2.4)	$0.9	$(3.3)	$(12.1)	(5.9)%	(2.0)%	0.7%	(2.7)%	(9.9)%	(7.5)%	(4.6)%	13.9%	10.2%
Foreign exchange	(0.6)	1.8	0.1	—	1.3	(0.5)	1.5	0.1	—	1.1	(0.6)	3.4	1.5	—
Acquisitions	0.1	—	—	—	0.1	0.1	—	—	—	0.1	0.1	—	—	—
Restructuring, impairment charges and other	1.7	(5.0)	2.2	—	(1.1)	1.4	(4.1)	1.8	—	(0.9)	1.7	(9.5)	33.8	—

Total	$(6.1)	$(5.6)	$3.2	$(3.3)	$(11.8)	(4.9)%	(4.6)%	2.6%	(2.7)%	(9.6)%	(6.3)%	(10.7)%	49.2%	10.2%

        The decrease in consolidated organic operating income was due primarily to an increase in SG&A expenses, as previously discussed. Acquired operating income relates to the tekmar acquisition.

        The increase in restructuring, impairment charges and other from 2013 to 2012 is primarily driven by the EMEA restructuring programs, as previously discussed.

        The net increase in operating income from foreign exchange was primarily due to the appreciation of the euro against the U.S. dollar. We cannot predict whether the euro will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our operating income.

        Interest Expense.    Interest expense decreased $3.1 million, or 12.6%, in 2013 compared to 2012, primarily due to the retirement in mid-May 2013 of $75 million in unsecured senior notes and to a lower balance outstanding on our stand-by letters of credit. See Note 10 of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, for additional information regarding financing arrangements.

        Other Expense (Income), Net.    Other expense (income), net increased $3.6 million in 2013 compared to 2012, primarily due to a foreign currency transaction losses in the Americas, EMEA and Asia Pacific as a result of the appreciation of the Chinese yuan and the euro against the U.S. dollar and appreciation of the U.S. dollar against the Canadian dollar in 2013. In addition, a favorable customs settlement recorded in 2012 did not repeat in 2013.

        Income Taxes.    Our effective tax rate for continuing operations increased to 30.6% in 2013 from 29.7% in 2012. The 2013 rate is up slightly due to a change in tax laws in France that limited intercompany interest deductions. In 2012, the rate was favorably impacted by the release of a tax reserve following the completion of a European tax audit.

        Net Income From Continuing Operations.    Net income from continuing operations for 2013 was $60.9 million, or $1.71 per common share, compared to $70.4 million, or $1.95 per common share, for 2012. Results for 2013 include net after-tax charges of $18.3 million, or $0.51 per common share, including legal settlement charges of $0.26, restructuring and other net charges of $0.17, goodwill and other long-lived asset impairments of $0.04, earnout adjustments of $0.02 and EMEA transformation deployment costs of $0.02.

        Results for 2012 include net after-tax charges of $8.1 million, or $0.22 per common share, including restructuring and other net charges of $0.07, goodwill and other long-lived asset impairments of $0.07, a charge to adjust the TWVC gain of $0.04, retention costs for our former Chief Financial Officer of $0.03, net legal/customs settlement charges of $0.02, and other net credits of $0.01, primarily related to a favorable tax adjustment due to a change in 2012 in Italian tax rules.

        The appreciation primarily of the euro against the U.S. dollar in 2013 resulted in a positive impact on our operations of $0.03 per common share compared to 2012. We cannot predict whether the euro, Canadian dollar or Chinese yuan will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net income.

        Loss From Discontinued Operations.    Loss from discontinued operations in 2013 of $2.3 million, or ($0.07) per common share, was related to the operations and loss on disposal of Austroflex. See Note 3 of Notes to Consolidated Financial Statements.

Results of Operations

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

        Net Sales.    Our business is reported in three geographic segments: Americas, EMEA and Asia Pacific. Our net sales in each of these segments for the years ended December 31, 2012 and 2011 were as follows:

	Year Ended December 31, 2012		Year Ended December 31, 2011
						% Change to Consolidated Net Sales
	Net Sales	% Sales	Net Sales	% Sales	Change
	(Dollars in millions)
Americas	$835.0	58.5%	$810.9	57.6%	$24.1	1.7%
EMEA	565.6	39.6	574.8	40.9	(9.2)	(0.7)
Asia Pacific	26.8	1.9	21.7	1.5	5.1	0.4

Total	$1,427.4	100.0%	$1,407.4	100.0%	$20.0	1.4%

        The change in net sales was attributable to the following:

					Change As a % of Consolidated Net Sales				Change As a % of Segment Net Sales
	Americas	EMEA	Asia Pacific	Total	Americas	EMEA	Asia Pacific	Total	Americas	EMEA	Asia Pacific
	(Dollars in millions)
Organic	$15.2	$(8.0)	$3.9	$11.1	1.1%	(0.6)%	0.3%	0.8%	1.9%	(1.4)%	18.0%
Foreign exchange	(0.8)	(42.3)	0.5	(42.6)	—	(3.0)	—	(3.0)	(0.1)	(7.3)	2.3
Acquisitions	9.7	41.1	0.7	51.5	0.6	2.9	0.1	3.6	1.2	7.1	3.2

Total	$24.1	$(9.2)	$5.1	$20.0	1.7%	(0.7)%	0.4%	1.4%	3.0%	(1.6)%	23.5%

        Organic net sales in 2012 into the Americas wholesale market increased by $4.0 million, or 0.6%, compared to 2011. Minimal increases were noted in our four major product categories ranging from 0.2% in water quality products to 2.0% in HVAC and gas products. Organic sales into the Americas DIY market in 2012 increased $11.2 million, or 6.9%, compared to 2011, primarily due to increased product sales of $8.5 million in residential and commercial flow control products and $2.1 million in water quality products.

        Organic net sales in the EMEA wholesale market were essentially flat compared to 2011. Wholesale sales increased $5.7 million due to stronger plumbing and valves sales into the Middle East and Eastern Europe, and increased drain sales on a pan European basis by $1.0 million. However, those gains were offset by wholesale sales reductions of $3.5 million in Italy and $2.1 million in France, both due to a poor overall economy, and a reduction of pre-insulated pipe products sales of $2.1 million. Organic sales into the OEM market in 2012 decreased by $6.0 million compared to 2011. The decline was primarily due to decreased sales in the Nordic region of $6.2 million from lower demands by heating pump and electrical heating manufacturers, lower sales in France and Italy of $3.5 million and $1.4 million, respectively, due to the economic slowdown. Declines were offset by increased sales of $8.4 million related to our drains product line.

        The net decrease in sales due to foreign exchange was primarily due to the depreciation of the Euro and the Canadian dollar against the U.S. dollar. We cannot predict whether these currencies will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

        Acquired net sales in EMEA and Asia Pacific related to the Socla acquisition and in the Americas were due to tekmar.

        Gross Profit.    Gross profit and gross profit as a percent of net sales (gross margin) for 2012 and 2011 were as follows:

	Year Ended December 31,
	2012	2011
	(Dollars in millions)
Gross profit	$513.5	$508.4
Gross margin	36.0%	36.1%

        Consolidated gross margin was fairly stable in 2012 compared to 2011, but varied by geography. In Americas, gross margin declined due to non-commodity cost increases as well as manufacturing inefficiencies driven by pre-production costs and outsourcing costs caused by certain U.S. plants transitioning to lead free production. Americas gross margin was also affected by product mix as DIY sales grew faster than wholesale sales and there were selective price concessions to meet market competition. Americas gross margin increased during the second half of 2012 as lead free related costs abated. EMEA gross margin increased as compared to 2011, partially due to acquisition accounting charges of $4.7 million made in 2011 in connection with the Socla acquisition and partially due to better product mix and improved pricing in 2012.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses, or SG&A expenses, for 2012 increased $9.5 million, or 2.6%, compared to 2011. The increase in SG&A expenses was attributable to the following:

	(in millions)	% Change
Organic	$3.3	0.9%
Foreign exchange	(10.1)	(2.7)
Acquisitions	16.3	4.4

Total	$9.5	2.6%

        The net organic increase in SG&A is primarily attributable to increases in professional services of $6.4 million, insurance costs of $4.4 million and variable selling and sales related costs of $2.8 million, offset by lower personnel related costs of $7.7 million, lower depreciation and amortization of $0.9 million, and a $1.7 million reduction in other expenses. Professional service costs increased due to higher legal fees and legal settlement costs, and IT and tax related projects undertaken in 2012. Insurance costs increased due to higher product liability charges in the Americas. Personnel costs were reduced in 2012 primarily due to the separation costs incurred in 2011 for the former Chief Executive Officer and lower retirement costs in 2012 related to the 2011 pension freeze.

        The decrease in SG&A expenses from foreign exchange was primarily due to the depreciation of the euro against the U.S. dollar. Acquired SG&A expenses related to the Socla and tekmar acquisitions. Total SG&A expense, as a percentage of sales, was 26.7% in 2012 and 26.4% in 2011.

        Restructuring and Other Charges.    In 2012, we recorded a net charge of $4.2 million primarily for severance and other costs incurred as part of our previously announced restructuring programs, as compared to $8.8 million for 2011. For a more detailed description of our current restructuring plans, see Note 4 of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

        Goodwill and Other Long-Lived Asset Impairment Charges.    In 2012, we recorded asset impairment charges of $3.4 million, including $1.7 million for impairment charges on long-lived assets in the Americas that were ultimately sold during 2012, a $1.0 million goodwill impairment charge for BRAE, a $0.4 million impairment charge for an Americas trade name and $0.3 million for asset write-downs in Europe. The goodwill impairment was based on historical results being below our expectations and a reduction in the expected future cash flows to be generated by BRAE. See Note 2 of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, for additional information regarding these impairments.

        (Gain On) Adjustment to Disposal of Business.    In 2011, we booked a net gain of approximately $7.7 million relating primarily to the recognition of currency translation adjustments resulting from the sale of TWVC. In 2012, we recorded an adjustment of $1.6 million to decrease the gain.

        Operating Income.    Operating income by geographic segment for 2012 and 2011 was as follows:

	Year Ended
				% Change to Consolidated Operating Income
	December 31, 2012	December 31, 2011	Change
	(Dollars in millions)
Americas	$96.5	$111.6	$(15.1)	(11.3)%
EMEA	52.5	45.5	7.0	5.2
Asia Pacific	6.5	12.2	(5.7)	(4.2)
Corporate	(32.2)	(35.8)	3.6	2.7

Total	$123.3	$133.5	$(10.2)	(7.6)%

        The change in operating income was attributable to the following:

						Change as a % of Consolidated Operating Income					Change as a % of Segment Operating Income
	Americas	EMEA	Asia Pacific	Corp.	Total	Americas	EMEA	Asia Pacific	Corp.	Total	Americas	EMEA	Asia Pacific	Corp.
	(Dollars in millions)
Organic	$(14.4)	$2.6	$3.4	$3.6	$(4.8)	(10.8)%	2.0%	2.5%	2.7%	(3.6)%	(12.9)%	5.7%	27.9%	(10.1)%
Foreign exchange	(0.2)	(4.4)	0.1	—	(4.5)	(0.2)	(3.3)	0.1	—	(3.4)	(0.2)	(9.6)	0.8	—
Acquisitions	1.5	3.5	—	—	5.0	1.2	2.6	—	—	3.8	1.3	7.7	—	—
Restructuring, impairment charges and other	(2.0)	5.3	(9.2)	—	(5.9)	(1.5)	3.9	(6.8)	—	(4.4)	(1.7)	11.6	(75.4)	—

Total	$(15.1)	$7.0	$(5.7)	$3.6	$(10.2)	(11.3)%	5.2%	(4.2)%	2.7%	(7.6)%	(13.5)%	15.4%	(46.7)%	(10.1)%

        The decrease in consolidated organic operating income was due primarily to a reduction in gross margin in Americas, for reasons previously discussed. Their impact was offset partially by a reduction in acquisition costs in EMEA related to the 2011 Socla acquisition. Acquired operating income relates to the Socla and tekmar acquisitions.

        The increase in restructuring, impairment charges and other from 2011 to 2012 is primarily driven by the gain on disposal of business recorded in 2011 which did not repeat in 2012, as previously discussed, offset primarily by decreased restructuring costs.

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

        Other Expense (Income), Net.    Other expense (income), net decreased $1.6 million in 2012 compared to 2011, primarily due to a reduction in foreign currency transaction losses and a favorable customs settlement in Asia Pacific in 2012.

        Income Taxes.    Our effective rate for continuing operations increased to 29.7% in 2012 from 28.5% in 2011. The primary cause of the lower rate in 2011 was the tax benefit realized in connection with the disposition of our TWVC facility in China. This was partially offset by the release of a tax reserve in 2012 following the completion of a European tax audit.

        Net Income From Continuing Operations.    Net income from continuing operations for 2012 was $70.4 million, or $1.95 per common share, compared to $77.2 million, or $2.06 per common share, for 2011. Results for 2012 include net after-tax charges of $8.1 million, or $0.22 per common share, including restructuring and other net charges of $0.07, goodwill and other long-lived asset impairments of $0.07, a charge to adjust the TWVC gain of $0.04, retention costs for our former Chief Financial Officer of $0.03, net legal/customs settlement charges of $0.02, and other net credits of $0.01, primarily related to a favorable tax adjustment due to a change in 2012 in Italian tax rules.

        Results for 2011 include net after-tax charges of $5.7 million or $0.16 per common share, including restructuring and other charge of $0.18, acquisition and due diligence costs of $0.12, a charge related to our former Chief Executive Officer's separation agreement of $0.11, goodwill and asset impairment charges of $0.05, a pension curtailment loss of $0.02, offset by a gain on the disposal of TWVC of $0.30 and other net gains of $0.02 primarily related to earnout and legal adjustments.

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

        Loss From Discontinued Operations.    Loss from discontinued operations in 2012 of $2.0 million, or ($0.05) per common share, was related to the operations and disposal of Flomatic and Austroflex. Loss from discontinued operations in 2011 of $10.8 million, or ($0.28) per common share, was primarily related to the operating loss of Austroflex. See Note 3 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

2013 Cash Flows

        In 2013, we generated $118.3 million of cash from operating activities as compared to $130.3 million in 2012. The decrease was primarily due to lower net income and cash used to fund a lead free inventory increase in the Americas. We generated approximately $92.1 million of free cash flow (a non-GAAP financial measure, which we reconcile below, defined as net cash provided by continuing operating activities minus capital expenditures plus proceeds from sale of assets), compared to free cash flow of $103.0 million in 2012. Free cash flow as a percentage of net income from continuing operations was 151.2% in 2013 as compared to 146.3% in 2012.

        In 2013, we used $24.1 million of net cash for investing activities, including $27.7 million of cash for capital equipment, offset partially by the proceeds from the sale of buildings and equipment of $1.5 million. We anticipate investing approximately $27.0 million in capital equipment in 2014 to improve our manufacturing capabilities.

        In 2013, we used $109.5 million of net cash from financing activities. Our most significant cash outlays included the repayment of the $75.0 million of unsecured senior notes that matured on May 15, 2013, payments to repurchase approximately 454,000 shares of Class A common stock at a cost of approximately $23.0 million and payment of dividends of $17.7 million, offset by proceeds of $11.9 million from option exercises under the employee stock plans.

        On June 18, 2010, we entered into a credit agreement (the Prior Credit Agreement) among the Company, certain subsidiaries of the Company who become borrowers under the Prior Credit Agreement, Bank of America, N.A., as Administrative Agent, swing line lender and letter of credit issuer, and the other lenders referred to therein. The Prior Credit Agreement provided for a $300.0 million, five-year, senior unsecured revolving credit facility which could have been increased by an additional $150.0 million under certain circumstances and subject to the terms of the Prior Credit Agreement. The Prior Credit Agreement had a sublimit of up to $75.0 million in letters of credit.

        Borrowings outstanding under the Prior Credit Agreement bore interest at a fluctuating rate per annum equal to (1) in the case of Eurocurrency rate loans, the British Bankers Association LIBOR rate plus an applicable percentage, ranging from 1.70% to 2.30%, determined by reference to our consolidated leverage ratio plus, in the case of certain lenders, a mandatory cost calculated in accordance with the terms of the Prior Credit Agreement, or (2) in the case of base rate loans and swing line loans, the highest of (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such day as announced by Bank of America, N.A. as its "prime rate," and (c) the British Bankers Association LIBOR rate plus 1.0%, plus an applicable percentage, ranging from 0.70% to 1.30%, determined by reference to our consolidated leverage ratio. In addition to paying interest under the Prior Credit Agreement, we were also required to pay certain fees in connection with the credit facility, including, but not limited to, a facility fee and letter of credit fees.

        On February 18, 2014, we entered into a new Credit Agreement (the New Credit Agreement) among the Company, certain subsidiaries of the Company who become borrowers under the Credit Agreement, JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, and the other lenders referred to therein. The New Credit Agreement provides for a $500 million, five-year, senior unsecured revolving credit facility which may be increased by an additional $500 million under certain circumstances and subject to the terms of the New Credit Agreement. The New Credit Agreement has a sublimit of up to $100 million in letters of credit. In connection with our entering into the New Credit Agreement, we terminated the Prior Credit Agreement.

        Borrowings outstanding under the New Credit Agreement bear interest at a fluctuating rate per annum equal to an applicable percentage equal to (1) in the case of Eurocurrency rate loans, the British Bankers Association LIBOR rate plus an applicable percentage, ranging from 0.975% to 1.45%, determined by reference to the Company's consolidated leverage ratio plus, in the case of certain lenders, a mandatory cost calculated in accordance with the terms of the New Credit Agreement, or (2) in the case of base rate loans and swing line loans, the highest of (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such day as announced by JPMorgan Chase Bank, N.A. as its "prime rate," and (c) the British Bankers Association LIBOR rate plus 1.0%, plus an applicable percentage, ranging from 0.00% to 0.45%, determined by reference to the Company's consolidated leverage ratio. In addition to paying interest under the New Credit Agreement, we are also required to pay certain fees in connection with the credit facility, including, but not limited to, an unused facility fee and letter of credit fees.

        The New Credit Agreement matures on February 18, 2019, subject to extension under certain circumstances and subject to the terms of the New Credit Agreement. We may repay loans outstanding under the New Credit Agreement from time to time without premium or penalty, other than customary breakage costs, if any, and subject to the terms of the New Credit Agreement.

        As of December 31, 2013, we held $267.9 million in cash and cash equivalents. Our ability to fund operations from cash and cash equivalents could be limited by market liquidity as well as possible tax implications of moving proceeds across jurisdictions. Of this amount, approximately $214.4 million of cash and cash equivalents were held by foreign subsidiaries. Our U.S. operations currently generate sufficient cash flows to meet our domestic obligations. We also have the ability to borrow funds at reasonable interest rates and utilize the committed funds under our New Credit Agreement. However, if amounts held by foreign subsidiaries were needed to fund operations in the United States, we could be required to accrue and pay taxes to repatriate these funds. Such charges may include a federal tax of up to 35.0% on dividends received in the U.S., potential state income taxes and an additional withholding tax payable to foreign jurisdictions of up to 10.0%. However, our intent is to permanently reinvest undistributed earnings of foreign subsidiaries and we do not have any current plans to repatriate them to fund operations in the United States.

Covenant compliance

        Under the Prior Credit Agreement, we were required to satisfy and maintain specified financial ratios and other financial condition tests as of December 31, 2013. The financial ratios included a consolidated interest coverage ratio based on consolidated earnings before income taxes, interest expense, depreciation, and amortization (Consolidated EBITDA) to consolidated interest expense, as defined in the Prior Credit Agreement. Our Prior Credit Agreement defined Consolidated EBITDA to exclude unusual or non-recurring charges and gains. We were also required to maintain a consolidated leverage ratio of consolidated funded debt to Consolidated EBITDA. Consolidated funded debt, as defined in the Credit Agreement, included all long and short-term debt, capital lease obligations and any trade letters of credit that are outstanding. Finally, we were required to maintain a consolidated net worth that exceeds a minimum net worth calculation. Consolidated net worth was defined as the total stockholders' equity as reported adjusted for any cumulative translation adjustments and goodwill impairments.

        As of December 31, 2013, our actual financial ratios calculated in accordance with our Prior Credit Agreement compared to the required levels under the Prior Credit Agreement were as follows:

	Actual Ratio	Required Level
Minimum level

Interest Charge Coverage Ratio	7.43 to 1.00	3.50 to 1.00
Maximum level

Leverage Ratio	0.62 to 1.00	3.25 to 1.00
Minimum level

Consolidated Net Worth	$986.1 million	$812.5 million

        As of December 31, 2013, we were in compliance with all covenants related to the Prior Credit Agreement and had $276.4 million of unused and available credit under the Prior Credit Agreement and $23.6 million of stand-by letters of credit outstanding under the Prior Credit Agreement. There were no borrowings outstanding under the Prior Credit Agreement at December 31, 2013.

        The New Credit Agreement retains the interest charge coverage ratio and leverage ratio financial covenants, but the consolidated net worth covenant has been eliminated. The required levels for the interest charge coverage ratio and leverage ratio financial covenants remain consistent with the required levels under the Prior Credit Agreement.

        We have several senior note agreements as further detailed in Note 10 of Notes to Consolidated Financial Statements. These senior note agreements require us to maintain a fixed charge coverage ratio of consolidated EBITDA plus consolidated rent expense during the period to consolidated fixed charges. Consolidated fixed charges are the sum of consolidated interest expense for the period and consolidated rent expense.

        As of December 31, 2013, our actual fixed charge coverage ratio calculated in accordance with our senior note agreements compared to the required ratio therein was as follows:

	Actual Ratio	Required Level
Minimum level

Fixed Charge Coverage Ratio	4.99 to 1.00	2.00 to 1.00

        In addition to financial ratios, the Prior Credit Agreement, New Credit Agreement and senior note agreements contain affirmative and negative covenants that include limitations on disposition or sale of assets, prohibitions on assuming or incurring any liens on assets with limited exceptions and limitations on making investments other than those permitted by the agreements.

        We used $0.1 million of net cash from operating activities of discontinued operations in 2013 related to Austroflex. We generated $7.9 million of net cash from investing activities of discontinued operations resulting from proceeds received upon the disposal of Austroflex in August 2013.

        Working capital (defined as current assets less current liabilities) as of December 31, 2013 was $530.2 million compared to $454.9 million as of December 31, 2012. The increase was primarily due the retirement in mid-May 2013 of $75.0 million of unsecured senior notes. The ratio of current assets to current liabilities was 2.6 to 1 as of December 31, 2013 compared to 2.2 to 1 as of December 31, 2012, increased primarily by the retirement of the senior notes previously mentioned and also by the buildup of inventory as of December 31, 2013 in preparation for the lead free transition.

2012 Cash Flows

        In 2012, we generated $130.3 million of cash from operating activities as compared to $126.1 million in 2011. We generated approximately $103.0 million of free cash flow (a non-GAAP financial measure, which we reconcile below, defined as net cash provided by continuing operating activities minus capital expenditures plus proceeds from sale of assets), compared to free cash flow of $104.4 million in 2011. Free cash flow as a percentage of net income from continuing operations was 146.3% in 2012 as compared to 135.2% in 2011.

        In 2012, we used $42.9 million of net cash for investing activities, including $17.5 million for the purchase of tekmar and $30.5 million of cash for capital equipment, offset partially by the proceeds from the sale of buildings and equipment of $3.2 million.

        In 2012, we used $80.7 million of net cash from financing activities. Our most significant cash outlays included $65.8 million for the repurchase of two million shares of Class A common stock and $16.0 million to fund dividend payments. Repayments of long-term debt related to amounts borrowed under the Prior Credit Agreement in 2012 for operating purposes and repayments related to 2011 borrowings for the purchase of Socla.

        We generated $3.2 million of net cash from operating activities of discontinued operations in 2012 related to a legal settlement regarding the disposal of a former Chinese subsidiary and from operating activities of discontinued operations related to Austroflex. We generated $8.3 million of net cash from investing activities of discontinued operations resulting primarily from proceeds received upon the disposal of Flomatic in December 2012.

2011 Cash Flows

        In 2011, we generated $126.1 million of cash from operating activities. We generated approximately $104.4 million of free cash flow (a non-GAAP financial measure, which we reconcile below, defined as net cash provided by continuing operating activities minus capital expenditures plus proceeds from sale of assets). Free cash flow as a percentage of net income from continuing operations was 135.2% in 2011.

        In 2011, we used $188.1 million of net cash from investing activities primarily for the purchase of Socla and for capital equipment.

        In 2011, we used $23.9 million of net cash from financing activities. Borrowings and repayments primarily related to funds borrowed under the Prior Credit Agreement for the purchase of Socla and then partially repaid. Other cash outflows included $27.2 million used to repurchase one million shares of Class A common stock during 2011 and for $16.3 million of dividend payments.

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

        A reconciliation of net cash provided by continuing operations to free cash flow and calculation of our cash conversion rate is provided below:

	Years Ended December 31,
	2013	2012	2011
	(in millions)
Net cash provided by continuing operations	$118.3	$130.3	$126.1
Less: additions to property, plant, and equipment	(27.7)	(30.5)	(22.5)
Plus: proceeds from the sale of property, plant, and equipment	1.5	3.2	0.8

Free cash flow	$92.1	$103.0	$104.4

Net income from continuing operations—as reported	$60.9	$70.4	$77.2

Cash conversion rate of free cash flow to net income from continuing operations	151.2%	146.3%	135.2%

        Our net debt to capitalization ratio, a non-GAAP financial measure used by management, decreased to 3.8% for 2013 from 10.8% for 2012. The decrease in net debt to capitalization ratio is due to a reduction in net debt and incremental net income recorded during the period. Management believes this to be an appropriate supplemental measure because it helps investors understand our ability to meet our financing needs and as a basis to evaluate our financial structure. Our computation may not be comparable to other companies that may define net debt to capitalization differently.

        A reconciliation of long-term debt (including current portion) to net debt and our net debt to capitalization ratio is provided below:

	December 31,
	2013	2012
	(in millions)
Current portion of long-term debt	$2.2	$77.1
Plus: long-term debt, net of current portion	305.5	307.5
Less: cash and cash equivalents	(267.9)	(271.3)

Net debt	$39.8	$113.3

        A reconciliation of capitalization is provided below:

	December 31,
	2013	2012
	(in millions)
Net debt	$39.8	$113.3
Total stockholders' equity	1,002.1	939.5

Capitalization	$1,041.9	$1,052.8

Net debt to capitalization ratio	3.8%	10.8%

Contractual Obligations

        Our contractual obligations as of December 31, 2013 are presented in the following table:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(in millions)
Long-term debt obligations, including current maturities(a)	$307.7	$2.2	$228.8	$1.7	$75.0
Operating lease obligations	28.6	9.1	9.9	3.2	6.4
Capital lease obligations(a)	9.5	1.4	2.7	2.7	2.7
Pension contributions	17.2	1.2	2.6	2.9	10.5
Interest	61.6	17.9	28.1	7.9	7.7
Earnout payments(a)	4.4	2.2	2.2	—	—
Other(b)	30.2	26.3	3.1	0.3	0.5

Total	$459.2	$60.3	$277.4	$18.7	$102.8

(a)
as recognized in the consolidated balance sheet

(b)
the majority relates to commodity and capital commitments at December 31, 2013

        We maintain letters of credit that guarantee our performance or payment to third parties in accordance with specified terms and conditions. Amounts outstanding were approximately $23.6 million as of December 31, 2013 and $34.8 million as of December 31, 2012, respectively. Our letters of credit are primarily associated with insurance coverage and, to a lesser extent, foreign purchases and generally expire within one year of issuance. These instruments may exist or expire without being drawn down; therefore they do not necessarily represent future cash flow obligations.

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

Application of Critical Accounting Policies and Key Estimates

        The preparation of our consolidated financial statements in accordance with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported. A critical accounting estimate is an assumption about highly uncertain matters and could have a material effect on the consolidated financial statements if another, also reasonable, amount were used, or, a change in the estimate is reasonably likely from period to period. We base our assumptions on historical experience and on other estimates that we believe are reasonable under the circumstances. Actual results could differ significantly from these estimates. There were no changes in our accounting policies or significant changes in our accounting estimates during 2013. In 2011, we changed the amortization period of pension gains and losses as discussed below under the caption "Pension benefits".

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

Goodwill and other intangibles

        We have made numerous acquisitions over the years which included the recognition of a significant amount of goodwill. Goodwill is tested for impairment annually or more frequently if an event or circumstance indicates that an impairment loss may have been incurred. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, and determination of the fair value of each reporting unit. We estimate the fair value of our reporting units using an income approach based on the present value of estimated future cash flows, and when appropriate, guideline public company and guideline transaction market approaches.

        Accounting guidance allows us to review goodwill for impairment utilizing either qualitative or quantitative analyses. We have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, we determine it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the two-step (quantitative) impairment test is unnecessary.

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

        We then compile this information and make our assessment of whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If we determine it is not more likely than not, then no further quantitative analysis is required. We have eight reporting units in continuing operations, one of which, Water Quality, has no goodwill. In 2013, we performed a qualitative analysis for the Residential and Commercial, Blücher, Drains and Water Re-use, Dormont and Asia Pacific reporting units. As a result of our qualitative analyses, we determined that the fair values of the reporting units were greater than the carrying amounts.

        The second analysis for goodwill impairment involves a quantitative two-step process. In 2013, we performed a quantitative impairment analysis for the EMEA reporting unit and BRAE, including an impairment analysis during the second quarter for the EMEA reporting unit due to results below expectations. The EMEA reporting unit represents the EMEA geographic segment excluding the Blücher reporting unit. The first step of the impairment test requires a comparison of the fair value of each of our reporting units to the respective carrying value. If the carrying value of a reporting unit is less than its fair value, no indication of impairment exists and a second step is not performed. If the carrying amount of a reporting unit is higher than its fair value, there is an indication that impairment may exist and a second step must be performed. In the second step, the impairment is computed by comparing the implied fair value of the reporting unit's goodwill with the carrying amount of the goodwill. If the carrying amount of the reporting unit's goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess and charged to operations.

        Inherent in our development of the fair value of the reporting unit are the assumptions and estimates used in the income and market approaches. The discounted cash flow method (income approach) calculates the present value of future cash flows projections based on assumptions and estimates derived from a review of our operating results, business plans, expected growth rates, cost of capital and tax rates. We also make certain assumptions about future economic conditions and other market data. We develop our assumptions based on our historical results including sales growth, operating profits, working capital levels and tax rates. The market approaches calculate estimated fair values based on valuation multiples derived from stock prices and enterprise values of publicly traded companies that are comparable to our Company (guideline public company method) and based on valuation multiples derived from actual transactions for comparable public and private companies (guideline transaction method).

        We believe that the discounted cash flow model is sensitive to the selected discount rate and the market approaches are sensitive to valuation multiples used. We use third-party valuation specialists to help develop the appropriate discount rate and valuation multiples. We use standard valuation practices to arrive at a weighted average cost of capital based on the market and guideline public companies. The higher the discount rate, the lower the discounted cash flows. While we believe that our estimate of future cash flows and market approach valuations are reasonable, different assumptions could significantly affect our valuations and result in impairments in the future.

        During the fourth quarter of 2013, third quarter of 2012 and the fourth quarter of 2011, we recognized a pre-tax non-cash goodwill impairment charge of $0.3 million, $1.0 million and $1.2 million, respectively, related to our BRAE reporting unit within our Americas segment. As of December 31, 2013, the goodwill for BRAE had been fully impaired. The charges were taken as a result of reduced expectations regarding the reporting unit.

        As of our October 27, 2013 testing date, we had approximately $516.4 million of goodwill on our balance sheet. Our impairment testing indicated that the fair values of the reporting units exceeded the carrying values, thereby resulting in no impairment. The results of the EMEA reporting unit's quantitative impairment analysis are summarized in the table below:

	Goodwill balance at October 27, 2013	Book value of equity of reporting unit at October 27, 2013	Estimated fair value (implied value of equity) at October 27, 2013
	(in millions)
Reporting unit
EMEA	€161.6	€341.8	€400.0

        The underlying analyses supporting our fair value assessment are related to our comparable companies' historical and projected results, current transaction values and our outlook of our business' long-term performance, which included key assumptions as to the appropriate revenue and EBITDA multiples, discount rate and long-term growth rate. In connection with our October 27, 2013 impairment test, we utilized a discount rate of 10.5%, growth rates beyond our planning periods ranging from 0% to 5% and long-term terminal growth rate of 3%. Future increases in discount rates due to changing interest rates or a declining economic environment and different market multiples could impact our assumptions and the value of our reporting unit.

        Intangible assets such as trademarks and trade names are generally recorded in connection with a business acquisition. Values assigned to intangible assets are determined by an independent valuation firm based on our estimates and judgments regarding expectations of the success and life cycle of products and technology acquired. During 2013, 2012 and 2011, we recognized non-cash pre-tax charges of approximately $0.7 million, $0.4 million and $1.4 million, respectively, as an impairment of certain of our indefinite-lived intangible assets. In addition, during 2011, we recognized non-cash pretax charges of $13.5 million as an impairment of certain amortizable intangible assets in our EMEA segment. The Company determined that the prospects for Austroflex, part of our EMEA segment, were lower than originally estimated due to current operating profits below forecast and tempered future growth expectations. Accordingly, the Company performed a fair value assessment and, as a result, wrote down the long-lived assets by $14.8 million, or approximately 78%, including customer relationships of $12.1 million, trade names of $1.4 million, and property, plant and equipment of $1.3 million. Fair value was based on discounted cash flows using market participant assumptions and utilized an estimated weighted average cost of capital. We subsequently completed the sale of Austroflex on August 1, 2013 and Austroflex's results of operations have been presented as discontinued operations for all periods presented.

        Revised accounting guidance issued in 2012 allows us to perform a qualitative impairment assessment of indefinite-lived intangible assets consistent with the goodwill guidance noted previously. For our 2013 impairment assessment, we performed quantitative assessments for all indefinite-lived intangible assets. The methodology we employed was the relief from royalty method, a subset of the income approach. That impairment review occurred as of October 27, 2013.

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

Legal contingencies

        We are a defendant in numerous legal matters including those involving environmental law and product liability as discussed in more detail in Part I, Item 1. "Business—Product Liability, Environmental and Other Litigation Matters." As required by GAAP, we determine whether an estimated loss from a loss contingency should be accrued by assessing whether a loss is deemed probable and the loss amount can be reasonably estimated, net of any applicable insurance proceeds. When it is possible to estimate reasonably possible loss or range of loss above the amount accrued, that estimate is aggregated and disclosed. Estimates of potential outcomes of these contingencies are developed in consultation with outside counsel. While this assessment is based upon all available information, litigation is inherently uncertain and the actual liability to fully resolve litigation cannot be predicted with any assurance of accuracy. In the event of an unfavorable outcome in one or more legal matters, the ultimate liability may be in excess of amounts currently accrued, if any, and may be material to our operating results or cash flows for a particular quarterly or annual period. However, based on information currently known to us, management believes that the ultimate outcome of all legal contingencies, as they are resolved over time, is not likely to have a material adverse effect on our financial condition, though the outcome could be material to our operating results for any particular period depending, in part, upon the operating results for such period.

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

New Accounting Standards

        In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" which is intended to eliminate the diversity in practice in the presentation of unrecognized tax benefits in those instances. ASU 2013-11 is effective for fiscal years and interim periods beginning after December 15, 2013, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company's financial statements.

        In March 2013, the FASB issued ASU No. 2013-05, "Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This ASU is intended to eliminate diversity in practice on the release of cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest. In addition, the amendments in this ASU resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2013, with early adoption permitted, and must be applied prospectively. The Company early adopted the ASU in 2013. The adoption of this guidance has not had a material impact on the Company's financial statements.

        In February 2013, the FASB issued ASU 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" which requires additional disclosures about amounts reclassified out of Other Comprehensive Income (OCI) by component, either on the face of the income statement or as a separate footnote to the financial statements. ASU 2013-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of this guidance has not had a material impact on the Company's financial statements.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        We use derivative financial instruments primarily to reduce exposure to adverse fluctuations in foreign exchange rates, interest rates and costs of certain raw materials used in the manufacturing process. We do not enter into derivative financial instruments for trading purposes. As a matter of policy, all derivative positions are used to reduce risk by hedging underlying economic exposure. The derivatives we use are instruments with liquid markets. See Note 15 of Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2013.

        Our consolidated earnings, which are reported in United States dollars, are subject to translation risks due to changes in foreign currency exchange rates. This risk is concentrated in the exchange rate between the U.S. dollar and the euro; the U.S. dollar and the Canadian dollar; and the U.S. dollar and the Chinese yuan.

        Our foreign subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials and are denominated in European currencies or the U.S. or Canadian dollar. We use foreign currency forward exchange contracts to manage the risk related to intercompany purchases that occur during the course of a year and certain open foreign currency denominated commitments to sell products to third parties. For 2013, we recorded a $0.1 million loss in other income associated with the change in the fair value of such contracts.

        We have historically had a low exposure on the cost of our debt to changes in interest rates. Information about our long-term debt including principal amounts and related interest rates appears in Note 10 of Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

        There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In connection with these rules, we will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

        Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992).

        Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2013.

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

        We have audited Watts Water Technologies, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Watts Water Technologies, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Watts Water Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Watts Water Technologies, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 27, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Boston, Massachusetts
February 27, 2014

Item 9B.    OTHER INFORMATION.

        None.

 PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        Information with respect to the executive officers of the Company is set forth in Part I, Item 1 of this Report under the caption "Executive Officers and Directors" and is incorporated herein by reference. The information provided under the captions "Information as to Nominees for Director," "Corporate Governance," and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders to be held on May 14, 2014 is incorporated herein by reference.

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

Item 11.    EXECUTIVE COMPENSATION.

        The information provided under the captions "Director Compensation," "Corporate Governance," "Compensation Discussion and Analysis," "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," and "Compensation Committee Report" in our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders to be held on May 14, 2014 is incorporated herein by reference.

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

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The information appearing under the caption "Principal Stockholders" in our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders to be held on May 14, 2014 is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table provides information as of December 31, 2013, about the shares of Class A common stock that may be issued upon the exercise of stock options issued under the Company's Second Amended and Restated 2004 Stock Incentive Plan, and the settlement of restricted stock units granted under our Management Stock Purchase Plan as well as the number of shares remaining for future issuance under our Second Amended and Restated 2004 Stock Incentive Plan and Management Stock Purchase Plan.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,171,893	(1)	$40.18	2,547,429	(2)
Equity compensation plans not approved by security holders	None		None	None
Total	1,171,893	(1)	$40.18	2,547,429	(2)

(1)
Represents 1,029,067 outstanding options and 10,956 deferred restricted stock awards under the Second Amended and Restated 2004 Stock Incentive Plan, and 131,870 outstanding restricted stock units under the Management Stock Purchase Plan.

(2)
Includes 1,650,400 shares available for future issuance under the Second Amended and Restated 2004 Stock Incentive Plan, and 897,029 shares available for future issuance under the Management Stock Purchase Plan.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

        The information provided under the captions "Corporate Governance" and "Certain Relationships and Related Transactions" in our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders to be held on May 14, 2014 is incorporated herein by reference.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The information provided under the caption "Ratification of Independent Registered Public Accounting Firm" in our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders to be held on May 14, 2014 is incorporated herein by reference.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)  Financial Statements

        The following financial statements are included in a separate section of this Report commencing on the page numbers specified below:

(a)(2)  Schedules

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2013, 2012 and 2011	101

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

WATTS WATER TECHNOLOGIES, INC.
By:	/s/ DEAN P. FREEMAN Dean P. Freeman Chief Executive Officer, President and Chief Financial Officer

DATED: February 27, 2014

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DEAN P. FREEMAN Dean P. Freeman	Chief Executive Officer, President and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)	February 27, 2014
/s/ KENNETH S. KOROTKIN Kenneth S. Korotikin	Chief Accounting Officer (Principal Accounting Officer)	February 27, 2014
/s/ ROBERT L. AYERS Robert L. Ayers	Director	February 27, 2014
/s/ BERNARD BAERT Bernard Baert	Director	February 27, 2014
/s/ KENNETT F. BURNES Kennett F. Burnes	Director	February 27, 2014
/s/ RICHARD J. CATHCART Richard J. Cathcart	Director	February 27, 2014
/s/ W. CRAIG KISSEL W. Craig Kissel	Director	February 27, 2014

Signature	Title	Date

/s/ JOHN K. MCGILLICUDDY John K. McGillicuddy	Chairman of the Board	February 27, 2014
/s/ JOSEPH T. NOONAN Joseph T. Noonan	Director	February 27, 2014
/s/ MERILEE RAINES Merilee Raines	Director	February 27, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Watts Water Technologies, Inc.:

        We have audited the accompanying consolidated balance sheets of Watts Water Technologies, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited the financial statement Schedule II—Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Watts Water Technologies, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Watts Water Technologies, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2014 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Boston, Massachusetts
February 27, 2014

Watts Water Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(Amounts in millions, except per share information)

	Years Ended December 31,
	2013	2012	2011
Net sales	$1,473.5	$1,427.4	$1,407.4
Cost of goods sold	947.0	913.9	899.0

GROSS PROFIT	526.5	513.5	508.4
Selling, general and administrative expenses	405.7	381.0	371.5
Restructuring and other charges, net	8.7	4.2	8.8
(Gain on) adjustment to disposal of business	(0.6)	1.6	(7.7)
Goodwill and other long-lived asset impairment charges	1.2	3.4	2.3

OPERATING INCOME	111.5	123.3	133.5

Other (income) expense:
Interest income	(0.6)	(0.7)	(1.0)
Interest expense	21.5	24.6	25.8
Other expense (income), net	2.8	(0.8)	0.8

Total other expense	23.7	23.1	25.6

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	87.8	100.2	107.9
Provision for income taxes	26.9	29.8	30.7

NET INCOME FROM CONTINUING OPERATIONS	60.9	70.4	77.2
Loss from discontinued operations, net of taxes	(2.3)	(2.0)	(10.8)

NET INCOME	$58.6	$68.4	$66.4

Basic EPS
Income (loss) per share:
Continuing operations	$1.72	$1.96	$2.07
Discontinued operations	(0.06)	(0.06)	(0.29)

NET INCOME	$1.65	$1.90	$1.78

Weighted average number of shares	35.5	36.0	37.3

Diluted EPS
Income (loss) per share:
Continuing operations	$1.71	$1.95	$2.06
Discontinued operations	(0.07)	(0.05)	(0.28)

NET INCOME	$1.65	$1.90	$1.78

Weighted average number of shares	35.6	36.1	37.5

Dividends per share	$0.50	$0.44	$0.44

The accompanying notes are an integral part of these consolidated financial statements.

Watts Water Technologies, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Amounts in millions)

	Years Ended December 31,
	2013	2012	2011
Net income	$58.6	$68.4	$66.4
Other comprehensive income (loss):
Foreign currency translation adjustments	23.5	14.3	(16.4)
Foreign currency adjustment for sale of foreign entity	—	—	(8.6)
Defined benefit pension plans, net of tax:
Net loss, net of tax benefits of $0.8, $4.1, and $2.7 in 2013, 2012 and 2011, respectively	(1.3)	(6.5)	(4.2)
Amortization of prior service cost included in net periodic pension cost, net of tax expense of $0.1 in 2011	—	—	0.2
Amortization of net losses included in net periodic pension cost, net of tax expense of $0.4, $0.2, and $1.0 in 2013, 2012 and 2011, respectively	0.6	0.4	1.7
Reduction in obligation related to pension curtailment, net of tax expense of $5.4 in 2011	—	—	8.6

Defined benefit pension plans, net of tax	(0.7)	(6.1)	6.3

Other comprehensive income (loss)	22.8	8.2	(18.7)

Comprehensive income	$81.4	$76.6	$47.7

The accompanying notes are an integral part of these consolidated financial statements.

Watts Water Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in millions, except share information)

	December 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$267.9	$271.3
Short-term investment securities	—	2.1
Trade accounts receivable, less allowance for doubtful accounts of $9.7 in 2013 and $9.5 in 2012	212.9	206.2
Inventories, net	310.2	288.0
Prepaid expenses and other assets	35.0	22.5
Deferred income taxes	29.8	21.5
Assets held for sale	1.3	—
Assets of discontinued operations	—	11.7

Total Current Assets	857.1	823.3
PROPERTY, PLANT AND EQUIPMENT, NET	219.9	221.7
OTHER ASSETS:
Goodwill	514.8	504.0
Intangible assets, net	132.4	145.4
Deferred income taxes	3.8	4.8
Other, net	12.2	9.8

TOTAL ASSETS	$1,740.2	$1,709.0

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$145.6	$131.3
Accrued expenses and other liabilities	135.2	116.6
Accrued compensation and benefits	43.9	41.9
Current portion of long-term debt	2.2	77.1
Liabilities of discontinued operations	—	1.5

Total Current Liabilities	326.9	368.4
LONG-TERM DEBT, NET OF CURRENT PORTION	305.5	307.5
DEFERRED INCOME TAXES	45.9	44.9
OTHER NONCURRENT LIABILITIES	59.8	48.7
STOCKHOLDERS' EQUITY:
Preferred Stock, $0.10 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.10 par value; 80,000,000 shares authorized; 1 vote per share; issued and outstanding, 28,824,779 shares in 2013 and 28,673,639 shares in 2012	2.9	2.9
Class B common stock, $0.10 par value; 25,000,000 shares authorized; 10 votes per share; issued and outstanding, 6,489,290 shares in 2013 and 6,588,680 shares in 2012	0.6	0.6
Additional paid-in capital	473.5	448.7
Retained earnings	513.1	498.1
Accumulated other comprehensive income (loss)	12.0	(10.8)

Total Stockholders' Equity	1,002.1	939.5

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,740.2	$1,709.0

The accompanying notes are an integral part of these consolidated financial statements.

Watts Water Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(Amounts in millions, except share information)

	Class A Common Stock		Class B Common Stock
							Accumulated Other Comprehensive Income (Loss)
					Additional Paid-In Capital	Retained Earnings		Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2010	30,102,677	$3.0	6,953,680	$0.7	$405.2	$492.9	$(0.3)	$901.5
Comprehensive income (loss)						66.4	(18.7)	47.7
Shares of Class A common stock issued upon the exercise of stock options	247,870	—			5.4			5.4
Stock-based compensation					8.3			8.3
Stock repurchase	(1,000,000)	(0.1)				(27.1)		(27.2)
Issuance of shares of restricted Class A common stock	79,438	—				(0.5)		(0.5)
Net change in restricted stock units	41,429	—			1.2	(0.3)		0.9
Common stock dividends						(16.3)		(16.3)

Balance at December 31, 2011	29,471,414	$2.9	6,953,680	$0.7	$420.1	$515.1	$(19.0)	$919.8
Comprehensive income						68.4	8.2	76.6
Shares of Class B common stock converted to Class A common stock	365,000	0.1	(365,000)	(0.1)
Shares of Class A common stock issued upon the exercise of stock options	589,798	0.1			17.7			17.8
Stock-based compensation					6.6			6.6
Stock repurchase	(2,000,000)	(0.2)				(65.6)		(65.8)
Issuance of net shares of restricted Class A common stock	141,767	—				(0.8)		(0.8)
Net change in restricted stock units	105,660	—			4.3	(3.0)		1.3
Common stock dividends						(16.0)		(16.0)

Balance at December 31, 2012	28,673,639	$2.9	6,588,680	$0.6	$448.7	$498.1	$(10.8)	$939.5
Comprehensive income						58.6	22.8	81.4
Shares of Class B common stock converted to Class A common stock	99,390	—	(99,390)	—
Shares of Class A common stock issued upon the exercise of stock options	361,094	—			11.9			11.9
Stock-based compensation					9.6			9.6
Stock repurchase	(453,880)	—				(23.0)		(23.0)
Issuance of net shares of restricted Class A common stock	75,592	—				(1.6)		(1.6)
Net change in restricted stock units	68,944	—			3.3	(1.3)		2.0
Common stock dividends						(17.7)		(17.7)

Balance at December 31, 2013	28,824,779	$2.9	6,489,290	$0.6	$473.5	$513.1	$12.0	$1,002.1

The accompanying notes are an integral part of these consolidated financial statements.

Watts Water Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in millions)

	Years Ended December 31,
	2013	2012	2011
OPERATING ACTIVITIES
Net income	$58.6	$68.4	$66.4
Loss from discontinued operations, net of taxes	(2.3)	(2.0)	(10.8)

Net income from continuing operations.	60.9	70.4	77.2
Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
Depreciation	34.2	33.1	32.1
Amortization of intangibles	14.7	15.4	15.8
(Gain) loss on disposal and impairment of goodwill, property, plant and equipment and other	1.5	4.1	(9.8)
Stock-based compensation	9.6	6.6	8.3
Deferred income taxes	(6.8)	—	3.7
Changes in operating assets and liabilities, net of effects from business acquisitions and divestures:
Accounts receivable	(3.5)	2.0	3.1
Inventories	(17.3)	(7.1)	3.1
Prepaid expenses and other assets	(14.5)	1.1	(8.9)
Accounts payable, accrued expenses and other liabilities	39.5	4.7	1.5

Net cash provided by continuing operations	118.3	130.3	126.1

INVESTING ACTIVITIES
Additions to property, plant and equipment	(27.7)	(30.5)	(22.5)
Proceeds from the sale of property, plant and equipment	1.5	0.2	0.8
Investments in securities	—	(2.1)	(8.1)
Proceeds from sale of asset held for sale	—	3.0	—
Proceeds from sale of securities	2.1	4.1	8.1
Purchase of intangible assets and other	—	(0.1)	(0.9)
Business acquisitions, net of cash acquired	—	(17.5)	(165.5)

Net cash used in investing activities	(24.1)	(42.9)	(188.1)

FINANCING ACTIVITIES
Proceeds from long-term debt	—	9.2	184.0
Payments of long-term debt	(77.2)	(23.9)	(168.0)
Payment of capital leases and other	(4.8)	(2.9)	(2.6)
Proceeds from share transactions under employee stock plans	11.9	17.8	5.4
Tax benefit of stock awards exercised	1.3	0.9	0.8
Payments to repurchase common stock	(23.0)	(65.8)	(27.2)
Dividends	(17.7)	(16.0)	(16.3)

Net cash used in financing activities	(109.5)	(80.7)	(23.9)

Effect of exchange rate changes on cash and cash equivalents	4.1	3.2	7.3
Net cash (used in) provided by operating activities of discontinued operations	(0.1)	3.2	(0.2)
Net cash provided by (used in) investing activities of discontinued operations	7.9	8.3	(0.2)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3.4)	21.4	(79.0)

Cash and cash equivalents at beginning of year	271.3	249.9	328.9

CASH AND CASH EQUIVALENTS AT END OF YEAR	$267.9	$271.3	$249.9

NON CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of businesses:
Fair value of assets acquired	$—	$25.2	$225.5
Cash paid, net of cash acquired	—	17.5	165.5

Liabilities assumed	$—	$7.7	$60.0

Acquisitions of fixed assets under financing agreement	$3.7	$1.1	$4.3

Issuance of stock under management stock purchase plan	$0.7	$0.5	$0.4

CASH PAID FOR:
Interest	$21.5	$23.9	$24.7

Taxes	$32.7	$27.1	$35.5

The accompanying notes are an integral part of these consolidated financial statements.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(1) Description of Business

        Watts Water Technologies, Inc. (the Company), through its subsidiaries, designs, manufactures and sells an extensive line of water safety and flow control products primarily for the water quality, water conservation, water safety and water flow control markets located predominantly in the Americas and Europe, Middle East and Africa (EMEA) with a presence in Asia Pacific.

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

Investment Securities

        Investment securities at December 31, 2012 consisted of certificates of deposit with original maturities of greater than three months. The Company did not hold investment securities at December 31, 2013.

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

Concentration of Credit

        The Company sells products to a diversified customer base and, therefore, has no significant concentrations of credit risk. In 2013 and 2012, no customer accounted for 10% or more of the Company's total sales.

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

Goodwill and Other Intangible Assets

        Goodwill is recorded when the consideration paid for acquisitions exceeds the fair value of net tangible and intangible assets acquired. Goodwill and other intangible assets with indefinite useful lives are not amortized, but rather are tested at least annually for impairment. The test for 2013 was performed as of October 27, 2013.

Impairment of Goodwill and Long-Lived Assets

        The changes in the carrying amount of goodwill by geographic segment are as follows:

	Year Ended December 31, 2013
	Gross Balance				Accumulated Impairment Losses			Net Goodwill
	Balance January 1, 2013	Acquired During the Period	Foreign Currency Translation and Other	Balance December 31, 2013	Balance January 1, 2013	Impairment Loss During the Period	Balance December 31, 2013	December 31, 2013
	(in millions)
Americas	$225.6	$—	$(0.9)	$224.7	$(24.2)	$(0.3)	$(24.5)	$200.2
EMEA	289.7	—	11.6	301.3	—	—	—	301.3
Asia Pacific	12.9	—	0.4	13.3	—	—	—	13.3

Total	$528.2	$—	$11.1	$539.3	$(24.2)	$(0.3)	$(24.5)	$514.8

	Year Ended December 31, 2012
	Gross Balance				Accumulated Impairment Losses			Net Goodwill
	Balance January 1, 2012	Acquired During the Period	Foreign Currency Translation and Other	Balance December 31, 2012	Balance January 1, 2012	Impairment Loss During the Period	Balance December 31, 2012	December 31, 2012
	(in millions)
Americas	$213.8	$11.7	$0.1	$225.6	$(23.2)	$(1.0)	$(24.2)	$201.4
EMEA	281.1	—	8.6	289.7	—	—	—	289.7
Asia Pacific	12.7	—	0.2	12.9	—	—	—	12.9

Total	$507.6	$11.7	$8.9	$528.2	$(23.2)	$(1.0)	$(24.2)	$504.0

        Goodwill is tested for impairment at least annually or more frequently if events or circumstances indicate that it is "more likely than not" that goodwill might be impaired, such as a change in business conditions. The Company performs its annual goodwill impairment assessment in the fourth quarter of each year.

        The Company determined that the future prospects for its Blue Ridge Atlantic Enterprises, Inc. (BRAE) reporting unit in the Americas were lower than originally estimated as future sales growth expectations had been reduced a number of times since the 2010 acquisition of BRAE. The Company recorded pre-tax goodwill impairment charges of $0.3 million, $1.0 million and $1.2 million in 2013,

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(2) Accounting Policies (Continued)

2012 and 2011, respectively, for that reporting unit. The BRAE goodwill balance was fully impaired in 2013. The goodwill impairment charges were offset by the reduction in anticipated earnout payments of equal amounts, with no remaining earnout liability as of December 31, 2013. The Company estimated the fair value of the reporting unit using the expected present value of future cash flows.

        As of October 28, 2012, which was the previous annual impairment analysis date, the fair value of the EMEA reporting unit exceeded the carrying value by approximately 40%. The EMEA reporting unit represents the EMEA geographic segment excluding the Blücher reporting unit. During the six months ended June 30, 2013, operating results for the EMEA reporting unit had been hindered by the downturn in the economic environment in Europe and continued to fall below the expected operating results and growth rates used in the calculation of the present value of future cash flow projections, triggering the decision to update the impairment analysis. As a result of the fair value assessment, it was determined that the fair value of the EMEA reporting unit decreased from the prior year but continued to exceed its carrying value as of June 30, 2013. An updated fair value assessment was performed at the annual impairment date of October 27, 2013. The updated fair value assessment determined that the fair value of the EMEA reporting continued to exceed its carrying value by approximately 20% in 2013.

        On January 31, 2012, the Company completed the acquisition of tekmar Control Systems (tekmar) in a share purchase transaction. The initial purchase price paid was CAD $18.0 million, with post-closing adjustments related to working capital and an earnout based on the attainment of certain future earnings levels. The initial purchase price paid was equal to approximately $17.8 million based on the exchange rate of Canadian dollar to U.S. dollar as of January 31, 2012. The total purchase price will not exceed CAD $26.2 million. The Company accounted for the transaction as a business combination. In January 2013, the Company completed a purchase price allocation that resulted in the recognition of $11.7 million in goodwill and $10.1 million in intangible assets (see Note 5).

        Indefinite-lived intangibles are tested for impairment at least annually or more frequently if events or circumstances, such as a change in business conditions, indicate that it is "more likely than not" that the intangible asset might be impaired. The Company performs its annual indefinite-lived intangibles impairment assessment in the fourth quarter of each year. For the 2013, 2012 and 2011 impairment assessments, the Company performed quantitative assessments for all indefinite-lived intangible assets. The methodology employed was the relief from royalty method, a subset of the income approach. Based on the results of the assessment the Company recognized non-cash pre-tax impairment charges in 2013, 2012 and 2011 of approximately $0.7 million, $0.4 million and $1.4 million, respectively. The impairment charge of $0.7 million in 2013 consists of a $0.3 million impairment charge for a trade name in the Americas segment and a $0.4 million impairment charge for two trade names in the EMEA segment. The gross carrying amount in the table below reflects the impairment charges.

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

        Intangible assets include the following:

	December 31,
	2013			2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Patents	$16.6	$(12.6)	$4.0	$16.5	$(11.7)	$4.8
Customer relationships	133.0	(76.4)	56.6	131.4	(65.9)	65.5
Technology	26.9	(10.9)	16.0	27.4	(9.0)	18.4
Trade names	13.7	(3.0)	10.7	13.5	(1.8)	11.7
Other	8.8	(5.6)	3.2	8.7	(5.5)	3.2

Total amortizable intangibles	199.0	(108.5)	90.5	197.5	(93.9)	103.6
Indefinite-lived intangible assets	41.9	—	41.9	41.8	—	41.8

Total	$240.9	$(108.5)	$132.4	$239.3	$(93.9)	$145.4

        Aggregate amortization expense for amortized intangible assets for 2013, 2012 and 2011 was $14.7 million, $15.4 million and $15.8 million, respectively. Additionally, future amortization expense on amortizable intangible assets is expected to be $14.9 million for 2014, $14.7 million for 2015, $14.2 million for 2016, $13.8 million for 2017, and $10.0 million for 2018. Amortization expense is provided on a straight-line basis over the estimated useful lives of the intangible assets. The weighted-average remaining life of total amortizable intangible assets is 8.4 years. Patents, customer relationships, technology, trade names and other amortizable intangibles have weighted-average remaining lives of 5.6 years, 5.6 years, 11.4 years, 10.9 years and 40.2 years, respectively. Indefinite-lived intangible assets primarily include trade names and trademarks.

Property, Plant and Equipment

        Property, plant and equipment are recorded at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, which range from 10 to 40 years for buildings and improvements and 3 to 15 years for machinery and equipment.

Taxes, Other than Income Taxes

        Taxes assessed by governmental authorities on sale transactions are recorded on a net basis and excluded from sales in the Company's consolidated statements of operations.

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

        The Company recognizes tax benefits when the item in question meets the more-likely-than-not (greater than 50% likelihood of being sustained upon examination by the taxing authorities) threshold. During 2013, due to the completion of the federal audit, unrecognized tax benefits decreased by approximately $3.7 million related to an adjustment to temporary differences that did not impact overall income tax expense.

        As of December 31, 2013, the Company had gross unrecognized tax benefits of approximately $0.8 million, approximately $0.2 million of which, if recognized, would affect the effective tax rate. The difference between the amount of unrecognized tax benefits and the amount that would affect the effective tax rate consists of the federal tax benefit of state income tax items as well as a liability related to the 2011 acquisition of Danfoss Socla S.A.S (Socla) in France that will be recoverable under the terms of the acquisition agreement.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)
Balance at January 1, 2013	$4.6
Increases related to prior year tax positions	0.1
Decreases related to prior year tax positions	(0.2)
Settlements	(3.7)

Balance at December 31, 2013	$0.8

        In February 2013, the United States Internal Revenue Service concluded an audit of the Company's 2009, 2010 and 2011 tax years. The Company conducts business in a variety of locations throughout the world resulting in tax filings in numerous domestic and foreign jurisdictions. The Company is subject to tax examinations regularly as part of the normal course of business. The Company's major jurisdictions are the U.S., Canada, China, Netherlands, U.K., Germany, Italy and France. With few exceptions the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2007. The statute of limitations in our major jurisdictions is open in the U.S. for the year 2010 and later; in Canada for 2009 and later; and in the Netherlands for 2012 and later.

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

        At December 31, 2013, the Company had two stock-based compensation plans with total unrecognized compensation costs related to unvested stock-based compensation arrangements of approximately $20.8 million and a total weighted average remaining term of 2.5 years. Included in the $20.8 million of unrecognized compensation costs is $4.5 million related to equity awards previously granted to David J. Coghlan, the Company's former Chief Executive Officer, which will not be recognized. Refer to Note 18 for details on Mr. Coghlan's resignation on January 9, 2014. For 2013, 2012 and 2011, the Company recognized compensation costs related to stock-based programs of approximately $9.6 million, $5.8 million and $5.3 million, respectively, in selling, general and administrative expenses. The Company recorded approximately $1.2 million of tax benefits during 2013 and $0.7 million in 2012 and 2011 for the compensation expense relating to its stock options. For 2013, 2012 and 2011, the Company recorded approximately $1.9 million, $1.4 million and $1.5 million, respectively, of tax benefit for its other stock-based plans. For 2013, 2012 and 2011, the recognition of total stock-based compensation expense impacted both basic and diluted net income per common share by $0.14, $0.10 and $0.09, respectively.

        On May 23, 2012, William C. McCartney resigned from his position as Chief Financial Officer of the Company. Pursuant to the retention agreement entered into with Mr. McCartney, the Company recorded a charge of $1.5 million over the retention period, consisting of cash payments of $0.7 million and a non-cash charge of $0.8 million for the modification of stock options and restricted stock awards

        On January 26, 2011, Patrick S. O'Keefe resigned from his positions as Chief Executive Officer, President and Director. Pursuant to a separation agreement, the Company recorded a charge of $6.3 million consisting of $3.3 million in expected cash severance and a non-cash charge of $3.0 million for the modification of stock options and restricted stock awards.

Net Income Per Common Share

        Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding. The calculation of diluted income per share assumes the conversion of all dilutive securities (see Note 12).

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(2) Accounting Policies (Continued)

        Net income and number of shares used to compute net income per share, basic and assuming full dilution, are reconciled below:

	Years Ended December 31,
	2013			2012			2011
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(Amounts in millions, except per share information)
Basic EPS	$58.6	35.5	$1.65	$68.4	36.0	$1.90	$66.4	37.3	$1.78
Dilutive securities, principally common stock options	—	0.1	—	—	0.1	—	—	0.2	—

Diluted EPS	$58.6	35.6	$1.65	$68.4	36.1	$1.90	$66.4	37.5	$1.78

        The computation of diluted net income per share for the years ended December 31, 2013, 2012 and 2011 excludes the effect of the potential exercise of options to purchase approximately 0.2 million, 0.2 million and 0.7 million shares, respectively, because the exercise price of the option was greater than the average market price of the Class A common stock and the effect would have been anti-dilutive.

        On April 30, 2013, the Board of Directors authorized the repurchase of up to $90.0 million of the Company's Class A common stock from time to time on the open market or in privately negotiated transactions. The timing and number of any shares repurchased will be determined by the Company's management based on its evaluation of market conditions. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The repurchase program may be suspended or discontinued at any time, subject to the terms of any Rule 10b5-1 plan the Company may enter into with respect to the repurchase program. During the year ended December 31, 2013, the Company repurchased approximately 454,000 shares of Class A common stock at a cost of approximately $23.0 million.

        On May 16, 2012, the Board of Directors authorized a stock repurchase program of up to two million shares of the Company's Class A common stock. The stock repurchase program was completed in July 2012, as the Company repurchased the entire two million shares of Class A common stock at a cost of approximately $65.8 million.

        On August 2, 2011, the Board of Directors authorized a stock repurchase program. Under the program, the Company was authorized to repurchase up to one million shares of our Class A common stock. During the three months ended October 2, 2011, the Company repurchased the entire one million shares at a cost of $27.2 million.

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

        Derivative instruments may be designated and accounted for as either a hedge of a recognized asset or liability (fair value hedge) or a hedge of a forecasted transaction (cash flow hedge). For a fair value hedge, both the effective and ineffective portions of the change in fair value of the derivative instrument, along with an adjustment to the carrying amount of the hedged item for fair value changes attributable to the hedged risk, are recognized in earnings. For a cash flow hedge, changes in the fair value of the derivative instrument that are highly effective are deferred in accumulated other comprehensive income or loss until the underlying hedged item is recognized in earnings. There were no cash flow hedges as of December 31, 2013 or December 31, 2012.

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

Shipping and Handling

        Shipping and handling costs included in selling, general and administrative expense amounted to $38.4 million, $37.0 million and $36.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Research and Development

        Research and development costs included in selling, general, and administrative expense amounted to $21.5 million, $20.4 million and $20.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Basis of Presentation

        Certain amounts in the 2012 and 2011 consolidated financial statements have been reclassified to permit comparison with the 2013 presentation. These reclassifications had no effect on reported results of operations or stockholders' equity.

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

New Accounting Standards

        In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" which is intended to eliminate the diversity in practice in the presentation of unrecognized tax benefits in those instances. ASU 2013-11 is effective for fiscal years and interim periods beginning after December 15, 2013, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company's financial statements.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(2) Accounting Policies (Continued)

        In March 2013, the FASB issued ASU No. 2013-05, "Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This ASU is intended to eliminate diversity in practice on the release of cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest. In addition, the amendments in this ASU resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2013, with early adoption permitted, and must be applied prospectively. The Company early adopted the ASU in 2013. The adoption of this guidance has not had a material impact on the Company's financial statements.

        In February 2013, the FASB issued ASU 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" which requires additional disclosures about amounts reclassified out of OCI by component, either on the face of the income statement or as a separate footnote to the financial statements. ASU 2013-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of this guidance has not had a material impact on the Company's financial statements.

(3) Discontinued Operations

        On August 1, 2013, the Company completed the sale of all of the outstanding shares of an indirect wholly-owned subsidiary, Watts Insulation GmbH (Austroflex), receiving net cash proceeds of $7.9 million. Austroflex is an Austrian-based manufacturer of pre-insulated flexible pipe systems for district heating, solar applications and under-floor radiant heating systems. Austroflex did not meet performance expectations since its purchase approximately three years ago on June 28, 2010. The loss after tax on disposal of the business was approximately $2.2 million. Further, during the year ended December 31, 2011, the Company wrote down Austroflex's long-lived assets by $14.8 million. The Company will not have a substantial continuing involvement in Austroflex's operations and cash flows, and therefore Austroflex's results of operations have been presented as discontinued operations for all periods presented.

        On December 21, 2012, the Company completed the sale of all of the outstanding shares of its subsidiary, Flomatic Corporation (Flomatic). The sale excluded the backflow product line of Flomatic, which was retained by the Company. Flomatic Corporation, located in Glens Falls, New York, specializes in manufacturing and selling check valves, foot valves and automatic hydraulic control valves for the well water industry. The Company acquired Flomatic as part of its acquisition of Socla in April 2011. The Company determined that it would not have a substantial continuing involvement in Flomatic's operations and cash flows, and therefore Flomatic's results of operations have been presented as discontinued operations for all periods presented.

        In the first quarter of 2010, the Company recorded an estimated reserve of $5.3 million in discontinued operations in connection with its investigation of potential violations of the Foreign Corrupt Practices Act (FCPA) at Watts Valve (Changsha) Co., Ltd. (CWV), a former indirect wholly-owned subsidiary of the Company in China. On October 13, 2011, the Company entered into a settlement for $3.8 million with the Securities and Exchange Commission to resolve allegations concerning potential violations of the FCPA at CWV. In connection with this matter, in 2012, the Company received a $1.1 million payment from a service provider related to issues concerning a former divested operation.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(3) Discontinued Operations (Continued)

        Condensed operating statements for discontinued operations are summarized below:

	Years Ended December 31,
	2013	2012	2011
	(in millions)
Operating income—FCPA matter (CWV)	$—	$1.1	$1.7
Operating income—Flomatic	—	1.3	0.4
Loss on disposal—Flomatic	—	(3.8)	—
Operating (loss) income—Austroflex	(0.2)	0.2	(16.9)
Loss on disposal—Austroflex	(2.2)	—	—
Other	—	0.3	0.2

Loss before income taxes	(2.4)	(0.9)	(14.6)
Income tax benefit (expense)	0.1	(1.1)	3.8

Loss from discontinued operations, net of taxes	$(2.3)	$(2.0)	$(10.8)

        The Company did not recognize a tax benefit on the loss on the disposal of the Flomatic and Austroflex shares, as the Company does not believe it is more likely than not that a tax benefit would be realized.

        Revenues reported in discontinued operations are as follows:

	Years Ended December 31,
	2013	2012	2011
	(in millions)
Flomatic revenues	$—	$12.9	$8.5
Austroflex revenues	9.5	18.2	20.7

Total revenues	$9.5	$31.1	$29.2

(4) Restructuring and Other Charges, Net

        The Company's Board of Directors approves all major restructuring programs that involve the discontinuance of significant product lines or the shutdown of significant facilities. From time to time, the Company takes additional restructuring actions, including involuntary terminations that are not part of a major program. The Company accounts for these costs in the period that the individual employees are notified or the liability is incurred. These costs are included in restructuring and other charges in the Company's consolidated statements of operations.

2013 Actions

        On July 30, 2013, the Board of Directors authorized a restructuring program with respect to the Company's EMEA segment to reduce its European manufacturing footprint by approximately 10%, improve organizational and operational efficiency and better align costs with expected revenues in response to changing market conditions. The restructuring program is expected to include a pre-tax charge to earnings totaling approximately $14.0 million, approximately $10.0 million of which is expected to be recorded through fiscal 2014 and the remainder recorded during fiscal 2015. The total charge will include costs for severance benefits, relocation, site clean-up, professional fees and certain

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(4) Restructuring and Other Charges, Net (Continued)

asset write-downs. The total net after-tax charge for the restructuring program is expected to be approximately $10.0 million. The restructuring program is expected to be completed by the end of the fourth quarter of fiscal 2015. Certain aspects of the restructuring program are subject to further analysis and determinations by local management and consultation and negotiation with various workers' councils. The net after-tax charge incurred in fiscal 2013 was $2.9 million.

2011 Actions

        In April 2011, the Board approved an integration program in association with the acquisition of Socla. The program was designed to integrate certain operations and management structures of Socla with a total estimated pre-tax cost of $6.4 million, with costs being incurred through 2012. The Company revised its forecast to $4.2 million primarily to reflect reduced severance costs. The total net after-tax charge was $2.8 million, with costs being fully incurred in 2012. As of December 31, 2013, the restructuring reserve was zero.

2010 Actions

        On February 8, 2010, the Board approved a restructuring program with respect to the Company's operating facilities in France. The restructuring program included the consolidation of five facilities into two facilities. The program was originally expected to include pre-tax charges totaling approximately $12.5 million, including costs for severance, relocation, site clean-up and certain asset write-downs. Prior to 2013, the Company revised its forecast to $17.1 million primarily to reflect additional severance and legal costs. In 2013, the Company recorded additional severance costs of $0.7 million for total costs of $17.8 million. The 2010 restructuring program is substantially complete. As of December 31, 2013, the restructuring reserve was 2.3 million and related to severance costs.

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

Other Actions

        The Company also periodically initiates other actions which are not part of a major program. Total "Other Actions" pre-tax restructuring expense was $5.2 million, $3.5 million and $3.6 million in 2013, 2012 and 2011, respectively.

        In 2013, the Company initiated restructuring activities with respect to the Company's operating facilities in EMEA, which included the relocation and closure of a manufacturing facility in Italy and other relocation initiatives in Europe. In 2012, the Company initiated restructuring activities in North America and Europe which continued into 2013. The restructuring activities in the Americas included the relocation of certain production activities, which included the closure of a manufacturing site, severance and shutdown costs in North America. The restructuring activities included costs for

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(4) Restructuring and Other Charges, Net (Continued)

severance, fixed asset impairment and shut-down costs. Additional expected pre-tax costs through 2015 are $0.4 million.

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

        During 2013, 2012 and 2011, the Company recorded a credit in restructuring and other charges, net related to the reduction in the contingent liability for the anticipated earnout payment in connection with the BRAE acquisition of $0.2 million, $1.0 million and $1.2 million, respectively.

        A summary of the pre-tax cost by restructuring program is as follows:

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Restructuring costs:
2010 Actions	$0.7	$0.6	$3.3
2011 Actions	—	1.1	3.1
2013 Actions	4.1	—	—
Other Actions	5.2	3.5	3.6

Total restructuring charges	10.0	5.2	10.0
Adjustment related to contingent liability reduction	(0.2)	(1.0)	(1.2)

Less: amount included in cost of goods sold	(1.1)	—	—

Total restructuring and other charges, net	$8.7	$4.2	$8.8

        The Company recorded pre-tax restructuring charges in its business segments as follows:

	Years Ended December 31,
	2013	2012	2011
	(in millions)
Americas	$1.3	$1.3	$1.2
EMEA	8.7	3.9	8.6
Asia Pacific	—	—	0.2

Total	$10.0	$5.2	$10.0

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(4) Restructuring and Other Charges, Net (Continued)

2013 Actions

        Details of the Company's 2013 European footprint program reserve, which for the year ended December 31, 2013 only relates to severance, is as follows:

Year Ended December 31, 2013
(in millions)
Balance at December 31, 2012	$—
Net pre-tax restructuring charges	4.1
Utilization and foreign currency impact	(2.1)

Balance at December 31, 2013	$2.0

        The following table summarizes total expected, incurred and remaining pre-tax costs for 2013 European footprint program actions by type, and all attributable to the EMEA reportable segment:

	Severance	Legal and consultancy	Asset write-downs	Facility exit and other	Total
	(in millions)
Expected costs	$12.3	$1.3	$0.2	$0.2	$14.0
Costs incurred—2013	(4.1)	—	—	—	(4.1)

Remaining costs at December 31, 2013	$8.2	$1.3	$0.2	$0.2	$9.9

(5) Business Acquisitions and Disposition

tekmar

        On January 31, 2012, the Company completed the acquisition of tekmar in a share purchase transaction. A designer and manufacturer of control systems used in heating, ventilation, and air conditioning applications, tekmar enhances the Company's hydronic systems product offerings in the U.S. and Canada and is part of the Americas segment. The initial purchase price paid was CAD $18.0 million, with an earn-out based on future earnings levels being achieved. The initial purchase price paid was equal to approximately $17.8 million based on the exchange rate of Canadian dollar to U.S. dollars as of January 31, 2012. The total purchase price will not exceed CAD $26.2 million. Sales for tekmar in 2011 approximated $11.0 million. The Company accounted for the transaction as a business combination. The Company completed a purchase price allocation that resulted in the recognition of $11.7 million in goodwill and $10.1 million in intangible assets. Intangible assets consist primarily of acquired technology with an estimated life of 10 years, distributor relationships with an estimated life of 7 years, and a trade name with an estimated life of 20 years. The goodwill is not expected to be deductible for tax purposes. The results of tekmar are not material to the Company's consolidated financial statements. The results of operations for tekmar are included in the Company's Americas segment since acquisition date.

        In 2012, a contingent liability of $5.1 million was recognized as the estimate of the acquisition date fair value of the contingent consideration. A portion of the contingent consideration was paid out during 2013, in the amount of $1.2 million, based on performance metrics achieved in 2012. The contingent liability was increased by $1.0 million during the year ended 2013 based on performance metrics achieved or expected to be achieved.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(5) Business Acquisitions and Disposition (Continued)

Socla

        On April 29, 2011, the Company completed the acquisition of Socla and the related water controls business of certain other entities controlled by Danfoss A/S, in a share and asset purchase transaction. The final consideration paid was euro 116.3 million. The purchase price was financed with cash on hand and euro-based borrowings under our Prior Credit Agreement. The purchase price was equal to approximately $172.4 million based on the exchange rate of euro to U.S. dollars as of April 29, 2011.

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

TWVC

        In March 2010, in connection with the Company's manufacturing footprint consolidation, the Company closed the operations of Tianjin Watts Valve Company Ltd. (TWVC) and relocated its manufacturing to other facilities. On April 12, 2010, the Company signed a definitive equity transfer agreement with a third party to sell the Company's equity ownership and remaining assets of TWVC. The sale was finalized in the fourth quarter of 2011. The Company received net proceeds of approximately $6.1 million from the sale and recorded a receivable for the remaining proceeds. The Company recognized a net pre-tax gain of $7.7 million and an after-tax gain of approximately $11.4 million relating mainly to the recognition of a cumulative translation adjustment and a tax benefit related to the reversal of a tax claw back in China. In 2013 and 2013, the Company recorded adjustments to decrease the gain on disposal by $1.6 million and increase the gain on disposal by $0.6 million, respectively.

(6) Inventories, net

        Inventories consist of the following:

	December 31,
	2013	2012
	(in millions)
Raw materials	$111.3	$110.8
Work-in-process	19.1	20.5
Finished goods	179.8	156.7

	$310.2	$288.0

        Raw materials, work-in-process and finished goods are net of valuation reserves of $29.9 million and $27.7 million as of December 31, 2013 and 2012, respectively. Finished goods of $16.7 million and $13.5 million as of December 31, 2013 and 2012, respectively, were consigned.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(7) Property, Plant and Equipment

        Property, plant and equipment consist of the following:

	December 31,
	2013	2012
	(in millions)
Land	$15.2	$15.8
Buildings and improvements	166.3	156.4
Machinery and equipment	353.2	322.5
Construction in progress	4.5	15.5

	539.2	510.2
Accumulated depreciation	(319.3)	(288.5)

	$219.9	$221.7

(8) Income Taxes

        The significant components of the Company's deferred income tax liabilities and assets are as follows:

	December 31,
	2013	2012
	(in millions)
Deferred income tax liabilities:
Excess tax over book depreciation	$22.4	$23.7
Intangibles	29.1	30.5
Other	18.3	15.7

Total deferred tax liabilities	69.8	69.9
Deferred income tax assets:
Accrued expenses	21.3	16.7
Net operating loss carry-forward	10.9	5.4
Inventory reserves	12.3	8.6
Pension—accumulated other comprehensive income	16.3	15.8
Other	9.8	14.9

Total deferred tax assets	70.6	61.4
Less: valuation allowance	(13.1)	(10.1)

Net deferred tax assets	57.5	51.3

Net deferred tax liabilities	$(12.3)	$(18.6)

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(8) Income Taxes (Continued)

        The provision for income taxes from continuing operations is based on the following pre-tax income:

	Years Ended December 31,
	2013	2012	2011
	(in millions)
Domestic	$21.6	$27.3	$39.6
Foreign	66.2	72.9	68.3

	$87.8	$100.2	$107.9

        The provision for income taxes from continuing operations consists of the following:

	Years Ended December 31,
	2013	2012	2011
	(in millions)
Current tax expense:
Federal	$12.8	$5.0	$6.9
Foreign	19.7	21.5	18.3
State	2.5	1.3	1.8

	35.0	27.8	27.0

Deferred tax expense (benefit):
Federal	(5.0)	4.4	5.5
Foreign	(2.3)	(3.5)	(3.0)
State	(0.8)	1.1	1.2

	(8.1)	2.0	3.7

	$26.9	$29.8	$30.7

        Actual income taxes reported from continuing operations are different than would have been computed by applying the federal statutory tax rate to income from continuing operations before income taxes. The reasons for this difference are as follows:

	Years Ended December 31,
	2013	2012	2011
	(in millions)
Computed expected federal income expense	$30.8	$35.0	$37.8
State income taxes, net of federal tax benefit	1.0	1.5	1.9
Foreign tax rate differential	(5.7)	(7.4)	(4.4)
China tax clawback	—	—	(4.2)
Other, net	0.8	0.7	(0.4)

	$26.9	$29.8	$30.7

        At December 31, 2013, the Company had foreign net operating loss carry forwards of $43.5 million for income tax purposes before considering valuation allowances; $32.0 million of the losses can be carried forward indefinitely and $11.5 million expire in 2020. The net operating losses consist of

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(8) Income Taxes (Continued)

$29.8 million related to Austrian operations, $2.2 million to Italian operations, and $11.5 million to Dutch operations.

        At December 31, 2013 and December 31, 2012, the Company had valuation allowances of $13.1 million and $10.1 million, respectively. At December 31, 2013, $6.1 million relates to U.S. capital losses and $7.0 million relates to Austrian net operating losses. At December 31, 2012, the entire $10.1 million related to U.S. capital losses. Management believes that the ability of the Company to use such losses within the applicable carry forward period does not rise to the level of the more likely than not threshold. The Company does not have a valuation allowance with respect to other deferred tax assets, as management believes that it is more likely than not that the Company will recover such deferred tax assets.

        Changes enacted in income tax laws had no material effect on the Company in 2013, 2012 or 2011.

        Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $397.2 million at December 31, 2013, $329.7 million at December 31, 2012, and $282.2 million at December 31, 2011. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been recorded thereon. Upon distribution of those earnings, in the form of dividends or otherwise, the Company will be subject to withholding taxes payable to the various foreign countries. Determination of the amount of U.S. income tax liability that would be incurred is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits may be available to reduce some portion of any U.S. income tax liability. Withholding taxes of approximately $11.3 million would be payable upon remittance of all previously unremitted earnings at December 31, 2013.

(9) Accrued Expenses and Other Liabilities

        Accrued expenses and other liabilities consist of the following:

	December 31,
	2013	2012
	(in millions)
Commissions and sales incentives payable	$40.5	$40.6
Product liability and workers' compensation	33.5	31.4
Other	56.6	42.5
Income taxes payable	4.6	2.1

	$135.2	$116.6

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(10) Financing Arrangements

        Long-term debt consists of the following:

	December 31,
	2013	2012
	(in millions)
5.85% notes due April 2016	$225.0	$225.0
5.47% notes due May 2013	—	75.0
5.05% notes due June 2020	75.0	75.0
Other—consists primarily of European borrowings (at interest rates ranging from 5.0% to 6.0%)	7.7	9.6

	307.7	384.6
Less Current Maturities	2.2	77.1

	$305.5	$307.5

        Principal payments during each of the next five years and thereafter are due as follows (in millions): 2014—$2.2; 2015—$2.3; 2016—$226.5; 2017—$1.7; 2018—$0.0, and thereafter—$75.0.

        The Company maintains letters of credit that guarantee its performance or payment to third parties in accordance with specified terms and conditions. Amounts outstanding were approximately $23.6 million as of December 31, 2013 and $34.8 million as of December 31, 2012. The Company's letters of credit are primarily associated with insurance coverage and, to a lesser extent, foreign purchases. The Company's letters of credit generally expire within one year of issuance and are drawn down against the revolving credit facility. These instruments may exist or expire without being drawn down. Therefore, they do not necessarily represent future cash flow obligations.

        On June 18, 2010, the Company entered into a note purchase agreement with certain institutional investors (the 2010 Note Purchase Agreement). Pursuant to the 2010 Note Purchase Agreement, the Company issued senior notes of $75.0 million in principal, due June 18, 2020. The Company will pay interest on the outstanding balance of the Notes at the rate of 5.05% per annum, payable semi-annually on June 18 and December 18 until the principal on the Notes shall become due and payable. The Company may, at its option, upon notice, and subject to the terms of the 2010 Note Purchase Agreement, prepay at any time all or part of the Notes in an amount not less than $1 million by paying the principal amount plus a make-whole amount (which is dependent upon the yield of respective U.S. Treasury securities). The 2010 Note Purchase Agreement includes operational and financial covenants, with which the Company is required to comply, including, among others, maintenance of certain financial ratios and restrictions on additional indebtedness, liens and dispositions. As of December 31, 2013, the Company was in compliance with all covenants related to the 2010 Note Purchase Agreement.

        On June 18, 2010, the Company entered into a credit agreement (the Prior Credit Agreement) among the Company, certain subsidiaries of the Company who become borrowers under the Prior Credit Agreement, Bank of America, N.A., as Administrative Agent, swing line lender and letter of credit issuer, and the other lenders referred to therein. The Prior Credit Agreement provided for a $300 million, five-year, senior unsecured revolving credit facility which could have been increased by an additional $150 million under certain circumstances and subject to the terms of the Prior Credit Agreement. The Prior Credit Agreement had a sublimit of up to $75.0 million in letters of credit. Borrowings outstanding under the Prior Credit Agreement bore interest at a fluctuating rate per annum equal to (i) in the case of Eurocurrency rate loans, the British Bankers Association LIBOR rate

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(10) Financing Arrangements (Continued)

plus an applicable percentage, ranging from 1.70% to 2.30%, determined by reference to the Company's consolidated leverage ratio plus, in the case of certain lenders, a mandatory cost calculated in accordance with the terms of the Prior Credit Agreement, or (ii) in the case of base rate loans and swing line loans, the highest of (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such day as announced by Bank of America, N.A. as its "prime rate," and (c) the British Bankers Association LIBOR rate plus 1.0%, plus an applicable percentage, ranging from 0.70% to 1.30%, determined by reference to the Company's consolidated leverage ratio. In addition to paying interest under the Prior Credit Agreement, the Company was also required to pay certain fees in connection with the credit facility, including, but not limited to, a facility fee and letter of credit fees.

        Under the Prior Credit Agreement, the Company was required to satisfy and maintain specified financial ratios and other financial condition tests. As of December 31, 2013, the Company was in compliance with all covenants related to the Prior Credit Agreement and had $276.4 million of unused and available credit under the Prior Credit Agreement, $23.6 million of stand-by letters of credit outstanding on the Prior Credit Agreement and no borrowings outstanding under the Prior Credit Agreement.

        On February 18, 2014, the Company terminated the Prior Credit Agreement and entered into a new Credit Agreement (the New Credit Agreement) among the Company, certain subsidiaries of the Company who become borrowers under the Credit Agreement, JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, and the other lenders referred to therein. The New Credit Agreement provides for a $500 million, five-year, senior unsecured revolving credit facility which may be increased by an additional $500 million under certain circumstances and subject to the terms of the New Credit Agreement. The New Credit Agreement has a sublimit of up to $100 million in letters of credit. Borrowings outstanding under the New Credit Agreement bear interest at a fluctuating rate per annum equal to an applicable percentage equal to (i) in the case of Eurocurrency rate loans, the British Bankers Association LIBOR rate plus an applicable percentage, ranging from 0.975% to 1.45%, determined by reference to the Company's consolidated leverage ratio plus, in the case of certain lenders, a mandatory cost calculated in accordance with the terms of the New Credit Agreement, or (ii) in the case of base rate loans and swing line loans, the highest of (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such day as announced by JPMorgan Chase Bank, N.A. as its "prime rate," and (c) the British Bankers Association LIBOR rate plus 1.0%, plus an applicable percentage, ranging from 0.00% to 0.45%, determined by reference to the Company's consolidated leverage ratio. In addition to paying interest under the New Credit Agreement, the Company is also required to pay certain fees in connection with the credit facility, including, but not limited to, an unused facility fee and letter of credit fees. The Credit Agreement matures on February 18, 2019, subject to extension under certain circumstances and subject to the terms of the New Credit Agreement. The Company may repay loans outstanding under the New Credit Agreement from time to time without premium or penalty, other than customary breakage costs, if any, and subject to the terms of the New Credit Agreement.

        The New Credit Agreement imposes various restrictions on the Company and its subsidiaries, including restrictions pertaining to: (i) the incurrence of additional indebtedness, (ii) limitations on liens, (iii) making distributions, dividends and other payments, (iv) mergers, consolidations and acquisitions, (v) dispositions of assets, (vi) the maintenance of minimum consolidated net worth, certain consolidated leverage ratios and consolidated interest coverage ratios, (vii) transactions with affiliates, (viii) changes to governing documents, and (ix) changes in control.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(10) Financing Arrangements (Continued)

        On April 27, 2006, the Company completed a private placement of $225.0 million of 5.85% senior unsecured notes due April 2016 (the 2006 Note Purchase Agreement). The 2006 Note Purchase Agreement includes operational and financial covenants, with which the Company is required to comply, including, among others, maintenance of certain financial ratios and restrictions on additional indebtedness, liens and dispositions. Events of default under the 2006 Note Purchase Agreement include failure to comply with its financial and operational covenants, as well as bankruptcy and other insolvency events. The Company may, at its option, upon notice to the note holders, prepay at any time all or part of the Notes in an amount not less than $1.0 million by paying the principal amount plus a make-whole amount, which is dependent upon the yield of respective U.S. Treasury securities. As of December 31, 2013, the Company was in compliance with all covenants related to the 2006 Note Purchase Agreement. The payment of interest on the senior unsecured notes is due semi-annually on April 30th and October 30th of each year.

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

(11) Common Stock

        The Class A common stock and Class B common stock have equal dividend and liquidation rights. Each share of the Company's Class A common stock is entitled to one vote on all matters submitted to stockholders, and each share of Class B common stock is entitled to ten votes on all such matters. Shares of Class B common stock are convertible into shares of Class A common stock, on a one-to-one basis, at the option of the holder. As of December 31, 2013, the Company had reserved a total of 3,719,322 of Class A common stock for issuance under its stock-based compensation plans and 6,489,290 shares for conversion of Class B common stock to Class A common stock.

        On April 30, 2013, the Board of Directors authorized the repurchase of up to $90 million of the Company's Class A common stock from time to time on the open market or in privately negotiated transactions. The timing and number of any shares repurchased will be determined by the Company's management based on its evaluation of market conditions. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The repurchase program may be suspended or discontinued at any time, subject to the terms of any Rule 10b5-1 plan the Company may enter into with respect to the repurchase program. During 2013, the Company repurchased approximately 454,000 shares of Class A common stock at a cost of approximately $23.0 million.

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

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(12) Stock-Based Compensation

        As of December 31, 2013, the Company maintains two stock incentive plans under which key employees have been granted incentive stock options (ISOs) and nonqualified stock options (NSOs) to purchase the Company's Class A common stock. Only one plan, the Second Amended and Restated 2004 Stock Incentive Plan, is currently available for the grant of new stock options, which are currently being granted only to employees. Under the 2004 Stock Incentive Plan, options become exercisable over a four-year period at the rate of 25% per year and expire ten years after the grant date. ISOs and NSOs granted under the plans may have exercise prices of not less than 100% of the fair market value of the Class A common stock on the date of grant. The Company's current practice is to grant all options at fair market value on the grant date. At December 31, 2013, 1,650,400 shares of Class A common stock were authorized for future grants of new equity awards under the Company's 2004 Stock Incentive Plan.

        The Company grants shares of restricted stock and deferred shares to key employees and stock awards to non-employee members of the Company's Board of Directors under the 2004 Stock Incentive Plan. Stock awards to non-employee members of the Company's Board of Directors vest immediately, and employees restricted stock awards and deferred shares vest over a three-year period at the rate of one-third per year. The restricted stock awards and deferred shares are amortized to expense on a straight-line basis over the vesting period.

        The Company also has a Management Stock Purchase Plan that allows for the granting of restricted stock units (RSUs) to key employees. On an annual basis, key employees may elect to receive a portion of their annual incentive compensation in RSUs instead of cash. Each RSU provides the key employee with the right to purchase a share of Class A common stock at 67% of the fair market value on the date of grant. RSUs vest either annually over a three-year period from the grant date or upon the third anniversary of the grant date and receipt of the shares underlying RSUs is deferred for a minimum of three years or such greater number of years as is chosen by the employee. An aggregate of 2,000,000 shares of Class A common stock may be issued under the Management Stock Purchase Plan. At December 31, 2013, 897,029 shares of Class A common stock were authorized for future grants under the Company's Management Stock Purchase Plan.

2004 Stock Incentive Plan

        At December 31, 2013, total unrecognized compensation cost related to the unvested stock options was approximately $10.6 million with a total weighted average remaining term of 2.9 years. For 2013, 2012 and 2011, the Company recognized compensation cost of $3.8 million, $2.1 million and $1.6 million, respectively, in selling, general and administrative expenses. The Company recognized additional stock compensation expense in 2012 of approximately $0.6 million in connection with the modification of our former Chief Financial Officer's options related to his retention agreement. The Company recognized additional stock compensation expense in 2011 of approximately $2.2 million in connection with the modification of the former Chief Executive Officer's options related to his separation agreement.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(12) Stock-Based Compensation (Continued)

        The following is a summary of stock option activity and related information:

	Years Ended December 31,
	2013			2012		2011
	Options	Weighted Average Exercise Price	Weighted Average Intrinsic Value	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
	(Options in thousands)
Outstanding at beginning of year	1,064	$33.37		1,272	$30.43	1,303	$29.00
Granted	379	54.78		415	37.67	295	29.39
Cancelled/Forfeitures	(53)	36.97		(33)	31.18	(78)	30.38
Exercised	(361)	31.73		(590)	30.19	(248)	21.68

Outstanding at end of year	1,029	$41.66	$20.21	1,064	$33.37	1,272	$30.43

Exercisable at end of year	249	$32.35	$29.52	360	$30.91	745	$30.61

        As of December 31, 2013, the aggregate intrinsic value of exercisable options was approximately $7.3 million, representing the total pre-tax intrinsic value, based on the Company's closing Class A common stock price of $61.87 as of December 31, 2013, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised for 2013, 2012 and 2011 was approximately $7.4 million, $5.7 million and $3.9 million, respectively.

        Upon exercise of options, the Company issues shares of Class A common stock.

        The following table summarizes information about options outstanding at December 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(Options in thousands)
$26.34–$33.65	305	3.97	$30.18	174	$30.16
$35.20–$35.70	10	3.80	35.35	10	35.35
$37.41–$37.41	301	6.05	37.41	55	37.41
$40.17–$57.95	413	7.93	53.40	10	40.17

	1,029	6.17	$41.66	249	$32.35

        The fair value of each option granted under the 2004 Stock Incentive Plan is estimated on the date of grant, using the Black-Scholes-Merton Model, based on the following weighted average assumptions:

	Years Ended December 31,
	2013	2012	2011
Expected life (years)	6.0	6.0	6.0
Expected stock price volatility	40.3%	41.2%	40.9%
Expected dividend yield	1.0%	1.2%	1.5%
Risk-free interest rate	1.7%	0.9%	1.6%

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(12) Stock-Based Compensation (Continued)

        The risk-free interest rate is based upon the U.S. Treasury yield curve at the time of grant for the respective expected life of the option. The expected life (estimated period of time outstanding) of options and volatility were calculated using historical data. The expected dividend yield of stock is the Company's best estimate of the expected future dividend yield. The Company applied an estimated forfeiture rate of 6.75% for 2013, 2012 and 2011, for its stock options. This rate was calculated based upon historical activity and is an estimate of granted shares not expected to vest. If actual forfeitures differ from the expected rates, the Company may be required to make additional adjustments to compensation expense in future periods.

        The above assumptions were used to determine the weighted average grant-date fair value of stock options of $20.30, $13.49 and $10.19 for the years ended December 31, 2013, 2012 and 2011, respectively.

        The following is a summary of unvested restricted stock and deferred shares activity and related information:

	Years Ended December 31,
	2013		2012		2011
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Unvested at beginning of year	237	$35.45	153	$30.33	162	$31.39
Granted	142	54.80	170	37.62	115	29.51
Cancelled/Forfeitures	(16)	37.44	(8)	30.66	(14)	31.12
Vested	(103)	35.25	(78)	30.61	(110)	30.94

Unvested at end of year	260	$45.58	237	$35.45	153	$30.33

        The total fair value of shares vested during 2013, 2012 and 2011 was $5.6 million, $2.5 million and $2.5 million, respectively. At December 31, 2013, total unrecognized compensation cost related to unvested restricted stock and deferred shares was approximately $9.4 million with a total weighted average remaining term of 2.1 years. For 2013, 2012 and 2011, the Company recognized compensation costs of $5.1 million, $2.9 million and $2.4 million, respectively, in selling, general and administrative expenses. The Company recognized additional stock compensation expense in 2012 of approximately $0.2 million in connection with the modification of our former Chief Financial Officer's restricted stock awards related to his retention agreement. The Company recognized additional stock compensation expense in 2011 related to restricted stock of approximately $0.8 million in connection with the modification of the former Chief Executive Officer's stock awards related to his separation agreement.

        The Company applied an estimated forfeiture rate of 9.0% for 2013, 2012 and 2011, for restricted stock and deferred shares issued to key employees. The aggregate intrinsic value of restricted stock and deferred shares granted and outstanding approximated $16.1 million representing the total pre-tax intrinsic value based on the Company's closing Class A common stock price of $61.87 as of December 31, 2013.

Management Stock Purchase Plan

        Total unrecognized compensation cost related to unvested RSUs was approximately $0.8 million at December 31, 2013 with a total weighted average remaining term of 1.4 years. For 2013, 2012 and 2011

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(12) Stock-Based Compensation (Continued)

the Company recognized compensation cost of $0.7 million, $0.8 million and $1.3 million, respectively, in selling, general and administrative expenses. Dividends declared for RSUs, that are paid to individuals, that remain unpaid at December 31, 2013 total approximately $0.1 million.

        A summary of the Company's RSU activity and related information is shown in the following table:

	Years Ended December 31,
	2013			2012		2011
	RSUs	Weighted Average Purchase Price	Weighted Average Intrinsic Value	RSUs	Weighted Average Purchase Price	RSUs	Weighted Average Purchase Price
	(RSU's in thousands)
Outstanding at beginning of period	196	$22.88		392	$18.74	361	$16.92
Granted	45	31.63		64		99	25.15
Cancelled/Forfeitures	(14)	28.35		(110)		(10)	20.92
Settled	(95)	19.19		(150)		(58)	18.01

Outstanding at end of period	132	$27.46	$34.41	196	$22.88	392	$18.74

Vested at end of period	42	$25.30	$36.57	81	$20.36	157	$15.57

        As of December 31, 2013, the aggregate intrinsic values of outstanding and vested RSUs were approximately $4.5 million and $1.5 million, respectively, representing the total pre-tax intrinsic value, based on the Company's closing Class A common stock price of $61.87 as of December 31, 2013, which would have been received by the RSUs holders had all RSUs settled as of that date. The total intrinsic value of RSUs settled for 2013, 2012 and 2011 was approximately $2.8 million, $3.8 million and $1.2 million, respectively. Upon settlement of RSUs, the Company issues shares of Class A common stock.

        The following table summarizes information about RSUs outstanding at December 31, 2013:

	RSUs Outstanding		RSUs Vested
Range of Purchase Prices	Number Outstanding	Weighted Average Purchase Price	Number Vested	Weighted Average Purchase Price
	(RSUs in thousands)
$13.25–$19.87	2	$16.21	2	$16.21
$25.15–$26.51	91	25.88	40	25.69
$31.63–$31.63	39	31.63	—	—

	132	$27.46	42	$25.30

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(12) Stock-Based Compensation (Continued)

        The fair value of each share issued under the Management Stock Purchase Plan is estimated on the date of grant, using the Black-Scholes-Merton Model, based on the following weighted average assumptions:

	Years Ended December 31,
	2013	2012	2011
Expected life (years)	3.0	3.0	3.0
Expected stock price volatility	34.1%	38.3%	44.9%
Expected dividend yield	0.9%	1.1%	1.2%
Risk-free interest rate	0.4%	0.4%	1.2%

        The risk-free interest rate is based upon the U.S. Treasury yield curve at the time of grant for the respective expected life of the RSUs. The expected life (estimated period of time outstanding) of RSUs and volatility were calculated using historical data. The expected dividend yield of stock is the Company's best estimate of the expected future dividend yield. The Company applied an estimated forfeiture rate of 6.3% for 2013, 2012 and 2011, for its RSUs. This rate was calculated based upon historical activity and are an estimate of granted shares not expected to vest. If actual forfeitures differ from the expected rates, the Company may be required to make additional adjustments to compensation expense in future periods.

        The above assumptions were used to determine the weighted average grant-date fair value of RSUs granted of $18.05, $15.68 and $16.25 during 2013, 2012 and 2011, respectively.

        The Company distributed dividends of $0.50 per share for 2013, and $0.44 per share for 2012 and 2011, respectively, on the Company's Class A common stock and Class B common stock.

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

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(13) Employee Benefit Plans (Continued)

        The funded status of the defined benefit plans and amounts recognized in the consolidated balance sheets are as follows:

	December 31,
	2013	2012
	(in millions)
Change in projected benefit obligation
Balance at beginning of the year	$138.0	$121.2
Service cost	0.5	0.6
Administration costs paid	(0.8)	(0.9)
Interest cost	5.4	5.7
Actuarial (gain) loss	(12.5)	15.6
Benefits paid	(4.3)	(4.2)

Balance at end of year	$126.3	$138.0

Change in fair value of plan assets
Balance at beginning of the year	$115.8	$108.4
Actual (loss) gain on assets	(7.7)	11.8
Employer contributions	0.7	0.7
Administration costs paid	(0.8)	(0.9)
Benefits paid	(4.3)	(4.2)

Fair value of plan assets at end of the year	$103.7	$115.8

Funded status at end of year	$(22.6)	$(22.2)

        Amounts recognized in the consolidated balance sheets are as follows:

	December 31,
	2013	2012
	(in millions)
Current liabilities	$(0.6)	$(0.6)
Noncurrent liabilities	(22.0)	(21.6)

Net amount recognized	$(22.6)	$(22.2)

        Amounts recognized in accumulated other comprehensive income consist of:

	December 31,
	2013	2012
	(in millions)
Net actuarial loss recognized	$42.2	$41.2

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(13) Employee Benefit Plans (Continued)

        Information for pension plans with an accumulated benefit obligation in excess of plan assets are as follows:

	December 31,
	2013	2012
	(in millions)
Projected benefit obligation	$126.3	$138.0
Accumulated benefit obligation	$126.3	$138.0
Fair value of plan assets	$103.7	$115.8

        The components of net periodic benefit cost are as follows:

	Years Ended December 31,
	2013	2012	2011
	(in millions)
Service cost—benefits earned	$0.5	$0.6	$5.3
Interest costs on benefits obligation	5.4	5.7	6.0
Expected return on assets	(6.8)	(6.9)	(7.5)
Prior service cost amortization	—	—	0.3
Net actuarial loss amortization	1.0	0.6	2.7
Curtailment charge	—	—	1.5

Net periodic benefit cost	$0.1	$—	$8.3

        For fiscal year 2014, the estimated net actuarial loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost is $1.1 million.

        Assumptions:

        Weighted-average assumptions used to determine benefit obligations:

	December 31,
	2013	2012
Discount rate	4.9%	4.0%

        Weighted-average assumptions used to determine net periodic benefit costs:

	Years Ended December 31,
	2013	2012	2011
Discount rate	4.0%	4.8%	5.50%/4.70%
Long-term rate of return on assets	6.0%	6.50%	7.75%

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

        Specific guidelines regarding allocation of assets are followed using a liability driven investment (LDI) strategy. Under an LDI strategy, investments are made based on the expected cash flows required to fund the pension plan's liabilities. This cash flow matching technique requires a plan's asset allocation to be heavily weighted toward fixed income securities. The Company's current allocation target is 85% fixed income, 15% equities and other investments. With the plan curtailment, this allocation target may increase to 90% or more in fixed income in the future. Investment performance is monitored on a regular basis and investments are re-allocated to stay within specific guidelines. The securities of any one company or government agency should not exceed 10% of the total fund, and no more than 20% of the total fund should be invested in any one industry. Individual treasury securities may represent 50% of the total fund, while the total allocation to treasury bonds and notes may represent up to 100% of the Plan's aggregate bond position.

        The weighted average asset allocations by asset category are as follows:

	December 31,
Asset Category	2013	2012
Equity securities	9.4%	9.6%
Debt securities	85.1	85.3
Other	5.5	5.1

Total	100.0%	100.0%

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(13) Employee Benefit Plans (Continued)

        The following table presents the investments in the pension plan measured at fair value at December 31, 2013 and 2012:

	December 31, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Money market funds	$2.0	$—	$—	$2.0	$1.2	$0.3	$—	$1.5
Equity securities
U.S. equity securities(a)	7.6	—	—	7.6	8.3	—	—	8.3
Non-U.S. equity securities(a)	1.3	—	—	1.3	1.4	—	—	1.4
Other equity securities(b)	0.7	—	—	0.7	1.3	—	—	1.3
Debt securities
U.S. government	16.5	—	—	16.5	18.8	—	—	18.8
U.S. and non-U.S. corporate(c)	—	70.9	—	70.9	—	79.0	—	79.0
Other investments(d)	4.7	—	—	4.7	4.4	1.1	—	5.5

Total investments	$32.8	$70.9	$—	$103.7	$35.4	$80.4	$—	$115.8

(a)
Includes investments in common stock from diverse industries

(b)
Includes investments in index and exchange-traded funds

(c)
Includes investment grade bonds from diverse industries

(d)
Includes investments in real estate investment funds, exchange-traded funds, commodity mutual funds and accrued interest

Cash flows

        The information related to the Company's pension funds cash flow is as follows:

	December 31,
	2013	2012
	(in millions)
Employer Contributions	$0.7	$0.7
Benefit Payments	$4.3	$4.2

        The Company expects to contribute approximately $0.8 million in 2014.

        Expected benefit payments to be paid by the pension plans are as follows:

(in millions)
During fiscal year ending December 31, 2014	$5.2
During fiscal year ending December 31, 2015	$5.5
During fiscal year ending December 31, 2016	$5.8
During fiscal year ending December 31, 2017	$6.1
During fiscal year ending December 31, 2018	$6.4
During fiscal years ending December 31, 2019 through December 31, 2023	$37.3

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(13) Employee Benefit Plans (Continued)

        Additionally, all of the Company's domestic employees are eligible to participate in the Company's 401(k) savings plan. Effective January 1, 2012, the Company provides a base contribution of 2% of an employee's salary, regardless of whether the employee participates in the plan. Further, the Company matches the contribution of up to 100% of the first 4% of an employee's contribution. The Company's match contribution for the years ended December 31, 2013 and 2012 were $4.2 million and $4.0 million, respectively. During 2011, the Company matched a specified percentage of employee contributions, subject to certain limitations. The Company's match contributions for the year ended December 31, 2011 was $0.5 million. Charges for EMEA pension plans approximated $5.8 million, $6.0 million and $6.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. These costs relate to plans administered by certain European subsidiaries, with benefits calculated according to government requirements and paid out to employees upon retirement or change of employment.

        The Company entered into a Supplemental Compensation Agreement (the Agreement) with Timothy P. Horne on September 1, 1996. Per the Agreement, upon ceasing to be an employee of the Company, Mr. Horne must make himself available, as requested by the Board, to work a minimum of 300 but not more than 500 hours per year as a consultant in return for certain annual compensation as long as he is physically able to do so. Mr. Horne retired effective December 31, 2002, and therefore the Supplemental Compensation period began on January 1, 2003. If Mr. Horne complies with the consulting provisions of the agreement above, he shall receive supplemental compensation on an annual basis, subject to cost of living increases each year, in exchange for the services performed, as long as he is physically able to do so. The payment for consulting services provided by Mr. Horne will be expensed as incurred by the Company. During the years ended 2013, 2012 and 2011, Mr. Horne received payments of $0.6 million, $0.6 million and $0.5 million, respectively. In the event of physical disability, Mr. Horne will continue to receive this payment annually. In accordance with Generally Accepted Accounting Principles (GAAP), the Company accrues for the future post-retirement disability benefits over the period from January 1, 2003, to the time in which Mr. Horne becomes physically unable to perform his consulting services (the period in which the disability benefits are earned). Mr. Horne is still active as a consultant in accordance with the terms of the Agreement.

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

        Under the FASB issued ASC 450 "Contingencies", an event is "reasonably possible" if "the chance of the future event or events occurring is more than remote but less than likely" and an event is "remote" if "the chance of the future event or events occurring is slight". Thus, references to the upper

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(14) Contingencies and Environmental Remediation (Continued)

end of the range of reasonable possible loss for cases in which the Company is able to estimate a range of reasonably possible loss mean the upper end of the range of loss for cases for which the Company believes the risk of loss is more than slight.

        There may continue to be exposure to loss in excess of any amount accrued. When it is possible to estimate the reasonably possible loss or range of loss above the amount accrued for the matters disclosed, that estimate is aggregated and disclosed. The Company records legal costs associated with its legal contingencies as incurred, except for legal costs associated with product liability claims which are included in the actuarial estimates used in determining the product liability accrual.

        As of December 31, 2013, the Company estimates that the aggregate amount of reasonably possible loss in excess of the amount accrued for its legal contingencies is approximately $11.2 million pre-tax. With respect to the estimate of reasonably possible loss, management has estimated the upper end of the range of reasonably possible loss based on (i) the amount of money damages claimed, where applicable, (ii) the allegations and factual development to date, (iii) available defenses based on the allegations, and/or (iv) other potentially liable parties. This estimate is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimate will change from time to time, and actual results may vary significantly from the current estimate. In the event of an unfavorable outcome in one or more of the matters described below, the ultimate liability may be in excess of amounts currently accrued, if any, and may be material to the Company's operating results or cash flows for a particular quarterly or annual period. However, based on information currently known to it, management believes that the ultimate outcome of all matters, as they are resolved over time, is not likely to have a material adverse effect on the financial condition of the Company, though the outcome could be material to the Company's operating results for any particular period depending, in part, upon the operating results for such period.

Trabakoolas et al., v, Watts Water Technologies, Inc., et al.,

        On March 8, 2012, Watts Water Technologies, Inc., Watts Regulator Co., and Watts Plumbing Technologies Co., Ltd., among other companies, were named as defendants in a putative nationwide class action complaint filed in the U.S. District Court for the Northern District of California seeking to recover damages and other relief based on the alleged failure of toilet connectors. The complaint seeks among other items, damages in an unspecified amount, replacement costs, injunctive relief, and attorneys' fees and costs. No class certification hearing has been scheduled and the matter is currently in the discovery phase. On August 22, 2013, the Court stayed the action for 45 days, to allow the parties to explore the possibility of settlement. On October 8, 2013, this stay was extended until November 7, 2013, in order to allow the parties additional time to explore settlement. On November 7, 2013, the Court extended the stay until December 12, 2013, in order to allow the parties additional time to explore settlement.

        On December 12, 2013, the Company reached an agreement in principle to settle all claims. The total settlement amount is $23.0 million, of which the Company would be responsible for $14.0 million after insurance proceeds of $9.0 million. The settlement was subject to review by the Court at a preliminary approval hearing held on February 12, 2014. The Court granted preliminary approval on February 14, 2014. The settlement is subject to final court approval after a fairness hearing currently scheduled for July 16, 2014. Accordingly, there can be no assurance that the proposed settlement will be approved in its current form. If the settlement is not approved, the Company intends to continue to vigorously contest the allegations in this case.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(14) Contingencies and Environmental Remediation (Continued)

        During the fourth quarter of 2013, the Company recorded a liability of $22.6 million related to the Trabakoolas matter, of which $12.7 million was included in current liabilities and $9.9 million in other noncurrent liabilities. In addition, a $9.0 million receivable was recorded in current assets related to insurance proceeds due under a separate settlement agreement if the class action settlement is approved.

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

Foreign Corrupt Practices Act Settlement

        On October 13, 2011, the Company entered into a settlement with the SEC to resolve allegations concerning potential violations of the U.S. Foreign Corrupt Practices Act (FCPA) at Watts Valve Changsha Co., Ltd., (CWV), a former indirect wholly-owned subsidiary of Watts Water in China. Under the terms of the settlement, without admitting or denying the SEC's allegations, the Company consented to entry of an administrative cease-and-desist order under the books and records and internal controls provisions of the FCPA. The Company also agreed to pay to the SEC $3.6 million in disgorgement and prejudgment interest, and $0.2 million in penalties.

        The amounts paid by us in connection with the settlement were fully accrued as of December 31, 2010. This settlement resolves all government investigations with respect to the Company concerning CWV's sales practices and potential FCPA violations.

Environmental Remediation

        The Company has been named as a potentially responsible party with respect to a limited number of identified contaminated sites. The levels of contamination vary significantly from site to site as do the related levels of remediation efforts. Environmental liabilities are recorded based on the most probable cost, if known, or on the estimated minimum cost of remediation. Accruals are not discounted to their present value, unless the amount and timing of expenditures are fixed and reliably determinable. The Company accrues estimated environmental liabilities based on assumptions, which are subject to a number of factors and uncertainties. Circumstances that can affect the reliability and precision of these estimates include identification of additional sites, environmental regulations, level of clean-up required, technologies available, number and financial condition of other contributors to remediation and the time period over which remediation may occur. The Company recognizes changes in estimates as new remediation requirements are defined or as new information becomes available.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(14) Contingencies and Environmental Remediation (Continued)

Asbestos Litigation

        The Company is defending 44 lawsuits in different jurisdictions, alleging injury or death as a result of exposure to asbestos. The complaints in these cases typically name a large number of defendants and do not identify any particular Company products as a source of asbestos exposure. To date, the Company has obtained a dismissal in every case before it has reached trial because discovery has failed to yield evidence of substantial exposure to any Company products.

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

        The fair value of the Company's 5.85% senior notes due 2016 and 5.05% senior notes due 2020 is based on quoted market prices of similar notes (level 2). The fair value of the Company's variable rate debt approximates its carrying value. The carrying amount and the estimated fair market value of the Company's long-term debt, including the current portion, are as follows:

	December 31,
	2013	2012
	(in millions)
Carrying amount	$307.7	$384.6
Estimated fair value	$333.4	$420.8

Financial Instruments

        The Company measures certain financial assets and liabilities at fair value on a recurring basis, including foreign currency derivatives, deferred compensation plan assets and related liability. There

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(15) Financial Instruments (Continued)

are no cash flow hedges as of December 31, 2013. The fair value of these certain financial assets and liabilities were determined using the following inputs at December 31, 2013 and 2012:

	Fair Value Measurements at December 31, 2013 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Assets
Plan asset for deferred compensation(1)	$4.6	$4.6	$—	$—

Total assets	$4.6	$4.6	$—	$—

Liabilities
Plan liability for deferred compensation(2)	$4.6	$4.6	$—	$—
Contingent consideration(2)	4.4	—	—	4.4

Total liabilities	$9.0	$4.6	$—	$4.4

	Fair Value Measurements at December 31, 2012 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Assets
Plan asset for deferred compensation(1)	$4.2	$4.2	$—	$—

Total assets	$4.2	$4.2	$—	$—

Liabilities
Plan liability for deferred compensation(2)	$4.2	$4.2	$—	$—
Contingent consideration(2)	5.2	—	—	5.2

Total liabilities	$9.4	$4.2	$—	$5.2

(1)
Included in other, net on the Company's consolidated balance sheet.

(2)
Included in other noncurrent liabilities on the Company's consolidated balance sheet.

        The table below provides a summary of the changes in fair value of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period December 31, 2012 to December 31, 2013.

			Total realized and unrealized (gains) losses included in:
	Balance December 31, 2012	Purchases, sales, settlements, net	Net earnings adjustments	Comprehensive income	Balance December 31, 2013
	(in millions)
Contingent consideration	$5.2	$(1.2)	$0.8	$(0.4)	$4.4

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(15) Financial Instruments (Continued)

        In 2010, a contingent liability of $1.9 million was recognized as an estimate of the acquisition date fair value of the contingent consideration in the BRAE acquisition. This liability was classified as Level 3 under the fair value hierarchy as it was based on the weighted probability of achievement of a future performance metric as of the date of the acquisition, which was not observable in the market. During the year ended December 31, 2011 and the year ended December 31, 2012, the estimate of the fair value of the contingent consideration was reduced to $1.1 million and subsequently to $0.2 million, based on the revised probability of achievement of the future performance metric. During the year ended December 31, 2013, the remaining liability was reduced to zero.

        In connection with the tekmar Control Systems acquisition in 2012, a contingent liability of $5.1 million was recognized as the estimate of the acquisition date fair value of the contingent consideration. This liability was classified as Level 3 under the fair value hierarchy as it was based on the probability of achievement of a future performance metric as of the date of the acquisition, which was not observable in the market. Failure to meet the performance metrics would reduce this liability to zero; while complete achievement would increase this liability to the full remaining purchase price of $8.2 million. A portion of the contingent consideration was paid out during 2013, in the amount of $1.2 million, based on performance metrics achieved in 2012. The contingent liability was increased by $1.0 million during the year ended 2013 based on performance metrics achieved to date.

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

        The Company has exposure to a number of foreign currency rates, including the Canadian dollar, the euro, the Chinese yuan and the British pound. To manage this risk, the Company generally uses a layering methodology whereby at the end of any quarter, the Company has generally entered into forward exchange contracts which hedge approximately 50% of the projected intercompany purchase transactions for the next twelve months. The Company primarily uses this strategy for the purchases between Canada and the U.S. The average volume of contracts can vary but generally approximates $1.0 to $10.0 million in open contracts at the end of any given quarter. At December 31, 2013, the Company had contracts for notional amounts aggregating approximately $1.0 million. The Company accounts for the forward exchange contracts as an economic hedge. Realized and unrealized gains and losses on the contracts are recognized in other (income) expense in the consolidated statement of

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(15) Financial Instruments (Continued)

operations. These contracts do not subject the Company to significant market risk from exchange movement because they offset gains and losses on the related foreign currency denominated transactions. As of December 31, 2013 and 2012, the Company had no outstanding swaps.

        The Company recorded income (loss) of approximately $0.1 million, $0.1 million and $0.6 million in 2013, 2012 and 2011, respectively, to other expense (income), net in the consolidated statement of operations from the impact of derivative instruments.

Leases

        The Company leases certain manufacturing facilities, sales offices, warehouses, and equipment. Generally, the leases carry renewal provisions and require the Company to pay maintenance costs. Future minimum lease payments under capital leases and non-cancelable operating leases as of December 31, 2013 are as follows:

	Capital Leases	Operating Leases
	(in millions)
2014	$1.6	$9.1
2015	1.6	6.3
2016	1.6	3.6
2017	1.5	2.2
2018	1.4	1.0
Thereafter	2.8	6.4

Total	$10.5	$28.6

Less amount representing interest (at rates ranging from 4.2% to 8.7%)	1.0

Present value of net minimum capital lease payments	9.5
Less current installments of obligations under capital leases	1.4

Obligations under capital leases, excluding current installments	$8.1

        Carrying amounts of assets under capital lease include:

	December 31,
	2013	2012
	(in millions)
Buildings	$17.5	$16.8
Machinery and equipment	1.8	1.2

	19.3	18.0
Less accumulated depreciation	(5.1)	(3.9)

	$14.2	$14.1

(16) Segment Information

        The Company operates in three geographic segments: Americas, EMEA, and Asia Pacific. Each of these segments sells similar products, is managed separately and has separate financial results that are reviewed by the Company's chief operating decision-maker. All intercompany sales transactions have been eliminated. Sales by region are based upon location of the entity recording the sale. The accounting policies for each segment are the same as those described in the summary of significant accounting policies (see Note 2).

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(16) Segment Information (Continued)

        The following is a summary of the Company's significant accounts and balances by segment, reconciled to its consolidated totals:

	Years Ended December 31,
	2013	2012	2011
	(in millions)
Net Sales
Americas	$878.5	$835.0	$810.9
EMEA	562.2	565.6	574.8
Asia Pacific	32.8	26.8	21.7

Consolidated net sales	$1,473.5	$1,427.4	$1,407.4

Operating income (loss)
Americas	$90.4	$96.5	$111.6
EMEA	46.9	52.5	45.5
Asia Pacific	9.7	6.5	12.2

Subtotal reportable segments	147.0	155.5	169.3
Corporate(*)	(35.5)	(32.2)	(35.8)

Consolidated operating income	111.5	123.3	133.5
Interest income	0.6	0.7	1.0
Interest expense	(21.5)	(24.6)	(25.8)
Other income (expense), net	(2.8)	0.8	(0.8)

Income from continuing operations before income taxes	$87.8	$100.2	$107.9

Identifiable assets (at end of period)
Americas	$787.9	$810.9	$814.3
EMEA	869.6	802.1	759.8
Asia Pacific	82.7	84.3	92.5
Discontinued operations	—	11.7	27.4

Consolidated identifiable assets	$1,740.2	$1,709.0	$1,694.0

Property, plant and equipment, net (at end of period)
Americas	$85.8	$80.6	$74.8
EMEA	119.8	126.3	130.6
Asia Pacific	14.3	14.8	15.0

Consolidated long-lived assets	$219.9	$221.7	$220.4

Capital Expenditures
Americas	$18.0	$17.9	$8.3
EMEA	8.5	10.7	13.5
Asia Pacific	1.2	1.9	0.7

Consolidated capital expenditures	$27.7	$30.5	$22.5

Depreciation and Amortization
Americas	$20.5	$19.6	$18.7
EMEA	26.0	26.8	27.2
Asia Pacific	2.4	2.1	2.0

Consolidated depreciation and amortization	$48.9	$48.5	$47.9

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

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(16) Segment Information (Continued)

The following includes U.S. net sales and U.S. property, plant and equipment of the Company's Americas segment:

	Years Ended December 31,
	2013	2012	2011
	(in millions)
U.S. net sales	$788.7	$747.4	$732.9
U.S. property, plant and equipment, net (at end of period)	$81.1	$75.1	$69.9

The following includes intersegment sales for Americas, EMEA and Asia Pacific:

	Years Ended December 31,
	2013	2012	2011
	(in millions)
Intersegment Sales
Americas	$5.4	$5.3	$3.3
EMEA	10.2	10.9	8.4
Asia Pacific	170.9	139.0	132.9

Intersegment sales	$186.5	$155.2	$144.6

        The Company sells its products into various end markets around the world and groups net sales to third parties into four product categories. As a result of the EMEA transformation program, the Company reallocated revenues of approximately $90.0 million and $100.0 million in 2012 and 2011, respectively, from HVAC & gas to Residential & commercial flow control from what was previously reported. The reallocation is based on the alignment of certain subsidiaries within these product groupings. The adjustment to the disclosure has no effect on the consolidated financial statements. Net sales to third parties for the four product categories are as follows:

	Years Ended December 31,
	2013	2012	2011
	(in millions)
Net Sales
Residential & commercial flow control	$907.7	$879.2	$854.9
HVAC & gas	348.8	337.0	347.0
Drains & water re-use	140.0	138.8	135.3
Water quality	77.0	72.4	70.2

Consolidated net sales	$1,473.5	$1,427.4	$1,407.4

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(17) Quarterly Financial Information (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions, except per share information)
Year ended December 31, 2013
Net sales	$358.9	$366.8	$371.8	$376.0
Gross profit	128.9	132.8	133.9	130.9
Income from continuing operations	16.3	18.9	17.5	8.2
Net income	16.1	18.9	15.4	8.2
Per common share:
Basic
Income from continuing operations	0.46	0.53	0.49	0.23
Net income	0.45	0.53	0.43	0.23
Diluted
Income from continuing operations	0.46	0.53	0.49	0.23
Net income	0.45	0.53	0.43	0.23
Dividends per common share	0.11	0.13	0.13	0.13
Year ended December 31, 2012
Net sales	$357.6	$362.5	$352.8	$354.5
Gross profit	127.8	129.4	127.7	128.6
Income from continuing operations	15.7	18.2	18.3	18.2
Net income	15.7	18.5	18.7	15.5
Per common share:
Basic
Income from continuing operations	0.42	0.50	0.52	0.51
Net income	0.42	0.51	0.53	0.44
Diluted
Income from continuing operations	0.42	0.50	0.52	0.51
Net income	0.42	0.51	0.53	0.44
Dividends per common share	0.11	0.11	0.11	0.11

        In the fourth quarter of 2013, the Company recorded legal costs related to the agreement in principle to settle all claims in the Trabakoolas et al., v. Watts Water Technologies, Inc., et al., matter pending in the United States District Court for the Northern District of California. The net settlement expense recorded in income from continuing operations was $13.6 million. Please see Note 14 for additional information. Also in the fourth quarter of 2013, the Company recorded customer rebate expense of approximately $3.0 million that related to accrual adjustments for 2013.

(18) Subsequent Events

        On January 9, 2014, David J. Coghlan resigned from his positions as Chief Executive Officer, President and Director of the Company and our Board of Directors appointed Dean P. Freeman, our Executive Vice President and Chief Financial Officer, to serve as interim Chief Executive Officer and President of the Company. The Company's Board of Directors has initiated a search for the Company's next Chief Executive Officer and President.

        On February 18, 2014, the Company declared a quarterly dividend of thirteen cents ($0.13) per share on each outstanding share of Class A common stock and Class B common stock.

Watts Water Technologies, Inc. and Subsidiaries
Schedule II—Valuation and Qualifying Accounts
(Amounts in millions)

For the Three Years Ended December 31:

	Balance At Beginning of Period	Additions Charged To Expense	Additions Charged To Other Accounts	Deductions	Balance At End of Period
Year Ended December 31, 2011
Allowance for doubtful accounts	$8.7	1.1	0.3	(1.2)	$8.9
Reserve for excess and obsolete inventories	$23.5	6.1	1.3	(4.9)	$26.0
Year Ended December 31, 2012
Allowance for doubtful accounts	$8.9	1.2	1.0	(1.6)	$9.5
Reserve for excess and obsolete inventories	$26.0	6.6	0.4	(6.2)	$26.8
Year Ended December 31, 2013
Allowance for doubtful accounts	$9.5	1.2	0.2	(1.2)	$9.7
Reserve for excess and obsolete inventories	$26.8	8.1	0.3	(7.3)	$27.9

 EXHIBIT INDEX

Exhibit No.		Description
3.1		Restated Certificate of Incorporation, as amended(14)
3.2		Amended and Restated By-Laws(1)
9.1		The Amended and Restated George B. Horne Voting Trust Agreement—1997 dated as of September 14, 1999(15)
10.1	*

Supplemental Compensation Agreement effective as of September 1, 1996 between the Registrant and Timothy P. Horne (9), Amendment No. 1, dated July 25, 2000 (16), and Amendment No. 2 dated October 23, 2002(3)

10.2	*	Form of Indemnification Agreement between the Registrant and certain directors and officers of the Registrant(6)
10.3	*

Watts Water Technologies, Inc. Pension Plan (amended and restated effective as of January 1, 2006) and First Amendment (17), Second Amendment, Third Amendment, Fourth Amendment, Fifth Amendment and Sixth Amendment(11)

10.4		Registration Rights Agreement dated July 25, 1986(5)
10.5	*	Watts Water Technologies, Inc. Executive Incentive Bonus Plan(8)
10.6		Amended and Restated Stock Restriction Agreement dated October 30, 1991 (2), and Amendment dated August 26, 1997(12)
10.7	*	Compromise Agreement among Watts UK Limited, Watts Industries Europe B.V., Watts Water Technologies, Inc. and John Dennis Cawte(10)
10.8	*	Watts Water Technologies, Inc. Management Stock Purchase Plan Amended and Restated as of July 30, 2013(10)
10.9	*	Watts Water Technologies, Inc. Second Amended and Restated 2004 Stock Incentive Plan(8)
10.10	*	Non-Employee Director Compensation Arrangements(7)
10.11	*	Watts Water Technologies, Inc. Supplemental Employees Retirement Plan as Amended and Restated Effective May 4, 2004, First Amendment and Second Amendment (17), Third Amendment and Fourth Amendment(11)
10.12	*	Form of Non-Qualified Stock Option Agreement under the Watts Water Technologies, Inc. Second Amended and Restated 2004 Stock Incentive Plan(10)
10.13	*	Form of Restricted Stock Award Agreement for Employees under the Watts Water Technologies, Inc. Second Amended and Restated 2004 Stock Incentive Plan(10)
10.14	*	Form of Deferred Stock Award Agreement under the Watts Water Technologies, Inc. Second Amended and Restated 2004 Stock Incentive Plan(10)
10.15

Note Purchase Agreement, dated as of April 27, 2006, between the Registrant and the Purchasers named in Schedule A thereto relating to the Registrant's $225,000,000 5.85% Senior Notes due April 30, 2016(4)

10.16		Form of 5.85% Senior Note due April 30, 2016(4)
10.17

Subsidiary Guaranty, dated as of April 27, 2006, in connection with the Registrant's 5.85% Senior Notes due April 30, 2016 executed by the subsidiary guarantors party thereto, including the form of Joinder to Subsidiary Guaranty(4)

10.18

Credit Agreement, dated as of February 18, 2014, among the Registrant, certain subsidiaries of the Registrant as Borrowers, JPMorgan Chase Bank N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and the other lenders referred to therein(19)

10.19		Guaranty, dated as of February 18, 2014, by the Registrant and the Subsidiaries of the Registrant set forth therein, in favor of JPMorgan Chase Bank N.A. and other lenders referred to therein(19)
10.18		Note Purchase Agreement, dates as of June 18, 2010, between the Registrant and Purchasers named in Schedule A thereto relating to the Registrants $75,000,000 5.05% Senior Notes due June 18, 2020(18)
10.19		Form of 5.05% Senior Note due June 18, 2020(18)

Exhibit No.		Description
10.20		Form of Subsidiary Guaranty in connection with the Registrants 5.05% Senior Notes due June 18, 2020, including the form of Joinder to Subsidiary Guaranty(18)
10.21		Retention Agreement dated as of June 14, 2012 between the Registrant and William C. McCartney(20)
11		Statement Regarding Computation of Earnings per Common Share(13)
21		Subsidiaries
23		Consent of KPMG LLP, Independent Registered Public Accounting Firm
31		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32		Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS	**	XBRL Instance Document.
101.SCH	**	XBRL Taxonomy Extension Schema Document.
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)
Incorporated by reference to the Registrant's Current Report on Form 8-K dated April 29, 2013 (File No. 001-11499).

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

(4)
Incorporated by reference to the Registrant's Current Report on Form 8-K dated April 27, 2006 (File No. 001-11499).

(5)
Incorporated by reference to the Registrant's Form S-1 (No. 33-6515) as part of the Second Amendment to such Form S-1 dated August 21, 1986.

(6)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 29, 2013 (File No. 001-11499).

(7)
Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-11499).

(8)
Incorporated by reference to the Registrant's Current Report on Form 8-K dated May 15, 2013 (File No. 001-11499).

(9)
Incorporated by reference to the Registrant's Annual Report on Form 10-K for year ended June 30, 1996 (File No. 001-11499).

(10)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 001-11499).

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

(17)
Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-11499).

(18)
Incorporated by reference to the Registrant's Current Report on Form 8-K dated June 18, 2010 (File No. 001-11499).

(19)
Incorporated by reference to the Registrant's Current Report on Form 8-K dated February 24, 2014 (File No. 001-11499).

(20)
Incorporated by reference to the Registrant's Current Report on Form 8-K dated June 14, 2012 (File No. 001-11499).

*
Management contract or compensatory plan or arrangement.

**
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the Years Ended December 31, 2013, 2012 and 2011, (ii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2013, 2012 and 2011, (iii) Consolidated Balance Sheets at December 31, 2013 and December 31, 2012, (iv) Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2013, 2012 and 2011, (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011, and (vi) Notes to Consolidated Financial Statements.