Form 10-Q
period 2014-03-30
WATTS WATER TECHNOLOGIES INC
filed 2014-05-08
CIK 795403

[

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 30, 2014

or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2014
Class A Common Stock, $0.10 par value	28,682,611

Class B Common Stock, $0.10 par value	6,489,290

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share information)

(Unaudited)

	March 30,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$225.0	$267.9
Trade accounts receivable, less allowance for doubtful accounts of $9.7 million at March 30, 2014 and December 31, 2013	224.0	212.9
Inventories, net:
Raw materials	113.5	111.3
Work in process	18.7	19.1
Finished goods	191.6	179.8
Total Inventories	323.8	310.2
Prepaid expenses and other assets	36.9	35.0
Deferred income taxes	28.1	29.8
Asset held for sale	1.3	1.3
Total Current Assets	839.1	857.1
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	542.5	539.2
Accumulated depreciation	(326.5)	(319.3)
Property, plant and equipment, net	216.0	219.9
OTHER ASSETS:
Goodwill	513.9	514.8
Intangible assets, net	128.2	132.4
Deferred income taxes	4.3	3.8
Other, net	13.7	12.2
TOTAL ASSETS	$1,715.2	$1,740.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$125.2	$145.6
Accrued expenses and other liabilities	136.8	135.2
Accrued compensation and benefits	42.8	43.9
Current portion of long-term debt	2.2	2.2
Total Current Liabilities	307.0	326.9
LONG-TERM DEBT, NET OF CURRENT PORTION	305.1	305.5
DEFERRED INCOME TAXES	44.4	45.9
OTHER NONCURRENT LIABILITIES	58.0	59.8
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Class A Common Stock, $0.10 par value; 80,000,000 shares authorized; 1 vote per share; issued and outstanding 28,660,247 shares at March 30, 2014 and 28,824,779 shares at December 31, 2013	2.9	2.9
Class B Common Stock, $0.10 par value; 25,000,000 shares authorized; 10 votes per share; issued and outstanding, 6,489,290 shares at March 30, 2014 and December 31, 2013	0.6	0.6
Additional paid-in capital	477.0	473.5
Retained earnings	512.3	513.1
Accumulated other comprehensive income	7.9	12.0
Total Stockholders’ Equity	1,000.7	1,002.1
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,715.2	$1,740.2

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in millions, except per share information)

(Unaudited)

	First Quarter Ended
	March 30, 2014	March 31, 2013
Net sales	$365.2	$358.9
Cost of goods sold	231.9	230.0
GROSS PROFIT	133.3	128.9
Selling, general and administrative expenses	103.3	98.1
Restructuring and other charges, net	4.2	2.2
OPERATING INCOME	25.8	28.6
Other (income) expense:
Interest income	(0.1)	(0.1)
Interest expense	4.9	6.0
Other expense, net	0.4	—
Total other expense	5.2	5.9
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	20.6	22.7
Provision for income taxes	6.5	6.4
NET INCOME FROM CONTINUING OPERATIONS	14.1	16.3
Loss from discontinued operations, net of tax	—	(0.2)
NET INCOME	$14.1	$16.1

BASIC EPS
Net income (loss) per share:
Continuing operations	$0.40	$0.46
Discontinued operations	—	(0.01)
NET INCOME	$0.40	$0.45
Weighted average number of shares	35.4	35.5

DILUTED EPS
Net income (loss) per share:
Continuing operations	$0.40	$0.46
Discontinued operations	—	(0.01)
NET INCOME	$0.40	$0.45
Weighted average number of shares	35.5	35.6

Dividends per share	$0.13	$0.11

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in millions)

(Unaudited)

	First Quarter Ended
	March 30, 2014	March 31, 2013
Net income	$14.1	$16.1

Other comprehensive income, net of tax:
Foreign currency translation adjustments	(4.3)	(19.9)
Defined benefit pension plans:
Amortization of net losses included in net periodic pension cost	0.2	0.2
Other comprehensive income, net of tax	(4.1)	(19.7)
Comprehensive income (loss)	$10.0	$(3.6)

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	First Quarter Ended
	March 30, 2014	March 31, 2013
OPERATING ACTIVITIES
Net income	$14.1	$16.1
Less: (Loss) income from discontinued operations, net of taxes	—	(0.2)
Net income from continuing operations	14.1	16.3
Adjustments to reconcile net income from continuing operations to net cash provided by continuing operating activities:
Depreciation	8.2	8.5
Amortization of intangibles	3.7	3.7
Loss (gain) on disposal and impairment of goodwill, property, plant and equipment and other	0.1	(0.1)
Stock-based compensation	1.7	1.6
Deferred income tax benefit	(0.4)	(0.5)
Changes in operating assets and liabilities, net of effects from business acquisitions and divestures:
Accounts receivable	(11.8)	(14.1)
Inventories	(15.3)	(11.8)
Prepaid expenses and other assets	(1.3)	(5.2)
Accounts payable, accrued expenses and other liabilities	(17.7)	(0.4)
Net cash used in continuing operations	(18.7)	(2.0)
INVESTING ACTIVITIES
Additions to property, plant and equipment	(5.0)	(11.0)
Proceeds from the sale of property, plant and equipment	0.1	—
Net cash used in investing activities	(4.9)	(11.0)
FINANCING ACTIVITIES
Payments of long-term debt	(0.4)	(0.5)
Payment of capital leases and other	(2.5)	(1.3)
Proceeds from share transactions under employee stock plans	0.4	1.4
Tax benefit of stock awards exercised	0.5	0.5
Payments to repurchase common stock	(9.4)	—
Debt issue costs	(2.0)	—
Dividends	(4.6)	(3.9)
Net cash used in financing activities	(18.0)	(3.8)
Effect of exchange rate changes on cash and cash equivalents	(1.3)	(3.3)
Net cash used in operating activities of discontinued operations	—	(0.2)
DECREASE IN CASH AND CASH EQUIVALENTS	(42.9)	(20.3)
Cash and cash equivalents at beginning of year	267.9	271.3
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$225.0	$251.0

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of stock under management stock purchase plan	$0.2	$0.4

CASH PAID FOR:
Interest	$0.3	$0.6
Income taxes	$8.0	$10.0

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.              Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the Watts Water Technologies, Inc. (the Company) Consolidated Balance Sheet as of March 30, 2014, the Consolidated Statements of Operations for the first quarters ended March 30, 2014 and March 31, 2013, the Consolidated Statements of Comprehensive Income (Loss) for the first quarters ended March 30, 2014 and March 31, 2013, and the Consolidated Statements of Cash Flows for the first quarters ended March 30, 2014 and March 31, 2013.

The consolidated balance sheet at December 31, 2013 has been derived from the audited consolidated financial statements at that date. The accounting policies followed by the Company are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  The financial statements included in this report should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K for the year ended December 31, 2013. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2014.

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

Goodwill and Long-Lived Assets

The changes in the carrying amount of goodwill by geographic segment are as follows:

	March 30, 2014
	Gross Balance				Accumulated Impairment Losses			Net Goodwill
	Balance January 1, 2014	Acquired During the Period	Foreign Currency Translation and Other	Balance March 30, 2014	Balance January 1, 2014	Impairment Loss During the Period	Balance March 30, 2014	March 30, 2014
	(in millions)
Americas	$224.7	$—	$(0.4)	$224.3	$(24.5)	$—	$(24.5)	$199.8
Europe, Middle East and Africa (EMEA)	301.3	—	(0.1)	301.2	—	—	—	301.2
Asia-Pacific	13.3	—	(0.4)	12.9	—	—	—	12.9
Total	$539.3	$—	$(0.9)	$538.4	$(24.5)	$—	$(24.5)	$513.9

	March 31, 2013
	Gross Balance				Accumulated Impairment Losses			Net Goodwill
	Balance January 1, 2013	Acquired During the Period	Foreign Currency Translation and Other	Balance March 31, 2013	Balance January 1, 2013	Impairment Loss During the Period	Balance March 31, 2013	March 31, 2013
	(in millions)
Americas	$225.6	$—	$(0.3)	$225.3	$(24.2)	$—	$(24.2)	$201.1
EMEA	289.7	—	(8.3)	281.4	—	—	—	281.4
Asia-Pacific	12.9	—	—	12.9	—	—	—	12.9
Total	$528.2	$—	$(8.6)	$519.6	$(24.2)	$—	$(24.2)	$495.4

Goodwill and indefinite-lived intangible assets are tested for impairment at least annually or more frequently if events or circumstances indicate that it is “more likely than not” that they might be impaired, such as from a change in business conditions. The Company performs its annual goodwill and indefinite-lived intangible assets impairment assessment in the fourth quarter of each year.

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

Intangible assets include the following:

	March 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Patents	$16.5	$(12.8)	$3.7	$16.6	$(12.6)	$4.0
Customer relationships	132.9	(79.1)	53.8	133.0	(76.4)	56.6
Technology	26.7	(11.4)	15.3	26.9	(10.9)	16.0
Trade Names	13.6	(3.3)	10.3	13.7	(3.0)	10.7
Other	8.8	(5.6)	3.2	8.8	(5.6)	3.2
Total amortizable intangibles	198.5	(112.2)	86.3	199.0	(108.5)	90.5
Indefinite-lived intangible assets	41.9	—	41.9	41.9	—	41.9
Total	$240.4	$(112.2)	$128.2	$240.9	$(108.5)	$132.4

Aggregate amortization expense for amortizable intangible assets for both the first quarters of 2014 and 2013 was $3.7 million.  Additionally, future amortization expense for the next five years on amortizable intangible assets is expected to be approximately $11.1 million for the remainder of 2014, $14.6 million for 2015, $14.2 million for 2016, $13.8 million for 2017 and $9.9 million for 2018. Amortization expense is recorded on a straight-line basis over the estimated useful lives of the intangible assets. The weighted-average remaining life of total amortizable intangible assets is 8.3 years. Patents, customer relationships, technology, trade names and other amortizable intangibles have weighted-average remaining lives of 5.5 years, 5.3 years, 11.3 years, 10.7 years and 38.4 years, respectively. Indefinite-lived intangible assets primarily include trademarks and trade names.

Stock-Based Compensation

The Company maintains one stock incentive plan under which key employees have been granted incentive stock options (ISOs) and nonqualified stock options (NSOs) to purchase the Company’s Class A common stock. Under the 2004 Stock Incentive Plan, options typically become exercisable over a four-year period at the rate of 25% per year and expire ten years after the grant date. ISOs and NSOs granted under the plans may have exercise prices of not less than 100% of the fair market value of the Class A common stock on the date of grant. The Company’s current practice is to grant all options at fair market value on the grant date. The Company issued 4,808 stock options and 2,000 stock options during the first three months of 2014 and 2013, respectively.

The Company has also granted shares of restricted stock and deferred shares to key employees and stock awards to non-employee members of the Company’s Board of Directors under the 2004 Stock Incentive Plan.  Stock awards to non-employee members of the Company’s Board of Directors are fully vested upon grant.  Employees’ restricted stock awards and deferred shares typically vest over a three-year period at the rate of one-third per year. The restricted stock awards and deferred shares are amortized to expense on a straight-line basis over the vesting period. The Company issued 1,747 shares of restricted stock and 667 shares of restricted stock in the first three months of 2014 and 2013, respectively, under the 2004 Stock Incentive Plan.

The Company also has a Management Stock Purchase Plan that allows for the purchase of restricted stock units (RSUs) by key employees.  On an annual basis, key employees may elect to receive a portion of their annual incentive compensation in RSUs instead of cash.  Each RSU represents one share of Class A common stock and is purchased by the employee at 67% of the fair market value of the Company’s Class A common stock on the date of grant.  RSUs vest either annually over a three-year period from the grant date or upon the third anniversary of the grant date and receipt of the shares underlying RSUs is deferred for a minimum of three years or such greater number of years as is chosen by the employee.  An aggregate of 2,000,000 shares of Class A common stock may be issued under the Management Stock Purchase Plan. The Company granted 30,561 RSUs and 44,777 RSUs in the first three months of 2014 and 2013, respectively.

The fair value of each RSU issued under the Management Stock Purchase Plan is estimated on the date of grant using the Black-Scholes-Merton Model based on the following weighted average assumptions:

	2014	2013
Expected life (years)	3.0	3.0
Expected stock price volatility	31.2%	34.1%
Expected dividend yield	0.9%	0.9%
Risk-free interest rate	0.7%	0.4%

The above assumptions were used to determine the weighted average grant-date fair value of RSUs of $22.57 and $18.05 in 2014 and 2013, respectively.

A more detailed description of each of these plans can be found in Note 12 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Shipping and Handling

The Company’s shipping and handling costs included in selling, general and administrative expenses were $14.7 million and $13.9 million for the first quarters of 2014 and 2013, respectively.  The 2013 shipping and handling costs disclosed have been updated to include handling costs in order to be comparable with the current quarter.

Research and Development

Research and development costs included in selling, general and administrative expenses were $6.3 million and $5.4 million for the first quarters of 2014 and 2013, respectively.

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

New Accounting Standards

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. ASU 2014-08 will change the definition of discontinued operations and limit discontinued operations presentation to disposals of components representing a strategic shift that will have a major effect on the operations and financial results of the issuer. ASU 2014-08 is effective in the first quarter of 2015 for public companies with calendar year ends, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

3.              Discontinued Operations

On August 1, 2013, the Company completed the sale of all of the outstanding shares of an indirectly wholly-owned subsidiary, Watts Insulation GmbH (Austroflex), receiving net cash proceeds of $7.9 million.  The loss after tax on disposal of the business was approximately $2.2 million. The Company does not have a substantial continuing involvement in Austroflex’s operations and cash flows, therefore Austroflex’s results of operations have been presented as discontinued operations and all comparative periods presented have been adjusted in the consolidated interim financial statements to reflect Austroflex’s results as discontinued operations.

Pretax profit or losses in discontinued operations are as follows:

	First Quarter Ended
	March 30, 2014	March 31, 2013
	(in millions)
Austroflex pretax (loss) profit in discontinued operations	$—	$(0.2)

Revenues reported in discontinued operations are as follows:

	First Quarter Ended
	March 30, 2014	March 31, 2013
	(in millions)
Austroflex revenues	$—	$3.2

4.              Financial Instruments and Derivative Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including deferred compensation plan assets and related liability, and contingent consideration. There were no designated cash flow hedges as of March 30, 2014 and December 31, 2013.  The fair values of these certain financial assets and liabilities were determined using the following inputs at March 30, 2014 and December 31, 2013:

	Fair Value Measurements at March 30, 2014 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Assets
Plan asset for deferred compensation(1)	$4.4	$4.4	$—	$—
Total assets	$4.4	$4.4	$—	$—
Liabilities
Plan liability for deferred compensation(2)	$4.4	$4.4	$—	$—
Contingent consideration(3)	2.1	—	—	2.1
Total liabilities	$6.5	$4.4	$—	$2.1

	Fair Value Measurements at December 31, 2013 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Assets
Plan asset for deferred compensation(1)	$4.6	$4.6	$—	$—
Total assets	$4.6	$4.6	$—	$—
Liabilities
Plan liability for deferred compensation(2)	$4.6	$4.6	$—	$—
Contingent consideration(3)	4.4	—	—	4.4
Total liabilities	$9.0	$4.6	$—	$4.4

(1)         Included on the Company’s consolidated balance sheet in other assets (other, net).

(2)         Included on the Company’s consolidated balance sheet in accrued compensation and benefits.

(3)         Included on the Company’s consolidated balance sheet in accrued expenses and other liabilities as of March 30, 2014 and in other noncurrent liabilities and accrued expenses and other liabilities as of December 31, 2013.

The table below provides a summary of the changes in fair value of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period December 31, 2013 to March 30, 2014.

	Balance	Purchases,	Total realized and unrealized (gains) losses included in:		Balance
	December 31, 2013	sales, settlements, net	Net earnings adjustments	Comprehensive income	March 30, 2014
	(in millions)
Contingent consideration	$4.4	$(2.2)	$—	$(0.1)	$2.1

On January 31, 2012, the Company completed the acquisition of tekmar Control Systems (tekmar) in a share purchase transaction. The initial purchase price paid was CAD $18.0 million, with post-closing adjustments related to working capital and an earnout based on the attainment of certain future earnings levels. A contingent liability of $5.1 million was recognized as the estimate of the acquisition date fair value of the contingent consideration. This liability was classified as Level 3 under the fair value hierarchy as it was based on the probability of achievement of a future performance metric as of the date of the acquisition, which was not observable in the market. Failure to meet the performance metrics would reduce this liability to zero; while complete achievement would increase this liability to the full remaining purchase price of $8.2 million. The contingent liability was increased by $1.0 million during 2013 based on a revised estimate of the fair value of the contingent consideration. A portion of the contingent consideration was paid out during the first quarter of 2014 and the second quarter of 2013, in the amount of $2.2 million and $1.2 million, respectively, based on performance metrics achieved.  The earnout will be completed in fiscal year 2014.

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

The Company has exposure to a number of foreign currency rates, including the Canadian dollar, the euro, the Chinese yuan and the British pound sterling. To manage this risk, the Company has in the past used a layering methodology and entered into forward exchange contracts which hedged approximately 50% of the projected intercompany purchase transactions for the next twelve months. The Company presently does not have any open forward exchange contracts.

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

	March 30,	December 31,
	2014	2013
	(in millions)
Carrying amount	$307.3	$307.7
Estimated fair value	$332.3	$333.4

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

2013 Actions

On July 30, 2013, the Board of Directors authorized a restructuring program with respect to the Company’s EMEA segment to reduce its European manufacturing footprint, improve organizational and operational efficiency and better align costs with expected revenues in response to changing market conditions. The restructuring program is expected to include a pre-tax charge to earnings totaling approximately $14.0 million, approximately $10.3 million of which is expected to be recorded through fiscal 2014 and the remainder recorded during fiscal 2015. The total charge will include costs for severance benefits, relocation, site clean-up, professional fees and certain asset write-downs. The total net after-tax charge for the restructuring program is expected to be approximately $10.0 million. The restructuring program is expected to be completed by the end of the fourth quarter of fiscal 2015. Certain aspects of the restructuring program are subject to further analysis and determinations by local management and consultation and negotiation with various works councils. The net after-tax charge incurred in the first quarter of 2014 was $0.3 million.

Other Actions

The Company also periodically initiates other actions which are not part of a major program.  In 2013 and 2014, the Company initiated restructuring activities in EMEA and the Americas to relocate certain manufacturing activities and reduce costs through a reduction-in-force.  There are no remaining expected costs relating to these actions.

A summary of the pre-tax cost by restructuring program is as follows:

	First Quarter Ended
	March 30, 2014	March 31, 2013
	(in millions)
Restructuring costs:
2013 Actions	0.4	—
Other Actions	3.8	2.2
Total restructuring and other charges, net	$4.2	$2.2

The Company recorded pre-tax restructuring and other charges, net in its business segments as follows:

	First Quarter Ended
	March 30, 2014	March 31, 2013
	(in millions)
Americas	$1.9	$0.2
EMEA	1.5	2.0
Corporate	0.8	—
Total	$4.2	$2.2

Details of the Company’s 2013 European footprint program reserve, which for the first quarter ended March 30, 2014 relates only to severance, is as follows:

First Quarter Ended
March 30, 2014
(in millions)
Balance at December 31, 2013	$2.0
Net pre-tax restructuring charges	0.4
Utilization and foreign currency impact	(0.3)
Balance at March 30, 2014	$2.1

The following table summarizes total expected, incurred and remaining pre-tax costs for 2013 European footprint program actions by type, and all attributable to the EMEA reportable segment:

	Severance	Legal and consultancy	Asset write-downs	Facility exit and other	Total
	(in millions)
Expected costs	$12.3	$1.3	$0.2	$0.2	$14.0
Costs incurred—2013	(4.1)	—	—	—	(4.1)
Costs incurred—first quarter 2014	(0.1)	—	(0.2)	(0.1)	(0.4)
Remaining costs at March 30, 2014	$8.1	$1.3	$—	$0.1	$9.5

6.              Earnings per Share

The following tables set forth the reconciliation of the calculation of earnings per share:

	For the First Quarter Ended March 30, 2014			For the First Quarter Ended March 31, 2013
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(amounts in millions, except per share amounts)
Basic EPS
Net income:
Continuing operations	$14.1	35.4	$0.40	$16.3	35.5	$0.46
Discontinued operations	—		—	(0.2)		(0.01)
Net income	$14.1		$0.40	$16.1		$0.45
Effect of dilutive securities
Common stock equivalents		0.1			0.1
Diluted EPS
Net income:
Continuing operations	$14.1		$0.40	$16.3		$0.46
Discontinued operations	—		—	(0.2)		(0.01)
Net income	$14.1	35.5	$0.40	$16.1	35.6	$0.45

Options to purchase 0.3 million and 0.4 million shares of Class A common stock were outstanding during the first quarters of 2014 and 2013, respectively, but were not included in the computation of diluted EPS because to do so would be anti-dilutive.

On April 30, 2013, the Company’s Board of Directors authorized the repurchase of up to $90 million of the Company’s Class A common stock from time to time on the open market or in privately negotiated transactions.  The timing and number of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions.  Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws.  The repurchase program may be suspended or discontinued at any time, subject to the terms of any Rule 10b5-1 plan the Company may enter into with respect to the repurchase program.  During the quarter ended March 30, 2014, the Company repurchased approximately 161,000 shares of Class A common stock at a cost of approximately $9.4 million.

7.              Segment Information

The Company operates in three geographic segments: Americas, EMEA, and Asia-Pacific. Each of these segments is managed separately and has separate financial results that are reviewed by the Company’s chief operating decision-maker. All intercompany sales transactions have been eliminated. Sales by region are based upon location of the entity recording the sale. The accounting policies for each segment are the same as those described in the summary of significant accounting policies.

As of January 1, 2014, the Company began allocating certain expenses to its three operating segments, Americas, EMEA and Asia-Pacific, that had previously been recorded as Corporate expenses. These expenses primarily include stock compensation, legal expenses and audit expenses that are directly attributable to and benefit the three operating segments.  The 2013 results by segment have been retrospectively revised for comparative purposes.

The following is a summary of the Company’s significant accounts and balances by segment, reconciled to the consolidated totals:

	First Quarter Ended
	March 30, 2014	March 31, 2013
	(in millions)
Net sales
Americas	$219.1	$213.0
EMEA	139.1	139.2
Asia-Pacific	7.0	6.7
Consolidated net sales	$365.2	$358.9

Operating income (loss)
Americas	$22.6	$22.1
EMEA	8.9	10.9
Asia-Pacific	0.9	2.9
Subtotal reportable segments	32.4	35.9

Corporate (*)	(6.6)	(7.3)
Consolidated operating income	25.8	28.6

Interest income	0.1	0.1
Interest expense	(4.9)	(6.0)
Other income (expense), net	(0.4)	—
Income from continuing operations before income taxes	$20.6	$22.7
Capital expenditures
Americas	$2.2	$8.2
EMEA	2.5	2.2
Asia-Pacific	0.3	0.6
Consolidated capital expenditures	$5.0	$11.0

Depreciation and amortization
Americas	$4.9	$5.0
EMEA	6.6	6.5
Asia-Pacific	0.4	0.7
Consolidated depreciation and amortization	$11.9	$12.2

Identifiable assets (at end of period)
Americas	$767.9	$810.8
EMEA	875.9	783.7
Asia-Pacific	71.4	91.8
Discontinued operations	—	11.8
Consolidated identifiable assets	$1,715.2	$1,698.1

Property, plant and equipment, net (at end of period)
Americas	$84.5	$85.2
EMEA	117.7	120.5
Asia-Pacific	13.8	14.8
Consolidated property, plant and equipment, net	$216.0	$220.5

*   Corporate expenses are primarily for administrative compensation expense, internal controls costs, professional fees, including corporate-related legal and audit expenses, shareholder services and benefit administration costs.

Apart from the change noted above resulting from allocating certain expenses to its three operating segments, the above operating segments are presented on a basis consistent with the presentation included in the Company’s December 31, 2013 consolidated financial statements included in its Annual Report on Form 10-K.

The following includes U.S. net sales and U.S. property, plant and equipment of the Company’s Americas segment:

	First Quarter Ended
	March 30, 2014	March 31, 2013
	(in millions)
U.S. net sales	$201.6	$192.8
U.S. property, plant and equipment (at end of period)	$80.0	$79.9

The following includes intersegment sales for Americas, EMEA and Asia-Pacific:

	First Quarter Ended
	March 30, 2014	March 31, 2013
	(in millions)
Intersegment Sales
Americas	$1.2	$1.3
EMEA	3.6	2.7
Asia-Pacific	39.0	41.6
Intersegment sales	$43.8	$45.6

8.              Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of the following:

	Foreign Currency Translation	Pension Adjustment	Accumulated Other Comprehensive Income (Loss)
	(in millions)

Balance December 31, 2013	$37.9	$(25.9)	$12.0
Change in period	(4.3)	0.2	(4.1)
Balance March 30, 2014	$33.6	$(25.7)	$7.9

Balance December 31, 2012	$14.4	$(25.2)	$(10.8)
Change in period	(19.9)	0.2	(19.7)
Balance March 31, 2013	$(5.5)	$(25.0)	$(30.5)

9.              Debt

On February 18, 2014, the Company terminated its prior credit agreement and entered into a new Credit Agreement (the Credit Agreement) among the Company, certain subsidiaries of the Company who become borrowers under the Credit Agreement, JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, and the other lenders referred to therein. The Credit Agreement provides for a $500 million, five-year, senior unsecured revolving credit facility which may be increased by an additional $500 million under certain circumstances and subject to the terms of the Credit Agreement. The Credit Agreement has a sublimit of up to $100 million in letters of credit. The Credit Agreement matures on February 18, 2019.

Borrowings outstanding under the Credit Agreement bear interest at a fluctuating rate per annum equal to an applicable percentage equal to (1) in the case of Eurocurrency rate loans, the British Bankers Association LIBOR rate plus an applicable percentage, ranging from 0.975% to 1.45%, determined by reference to the Company’s consolidated leverage ratio, or (2) in the case of base rate loans and swing line loans, the highest of (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such day as announced by JPMorgan Chase Bank, N.A. as its “prime rate,” and (c) the British Bankers Association LIBOR rate plus 1.0%, plus an applicable percentage, ranging from 0.00% to 0.45%, determined by reference to the Company’s consolidated leverage ratio. In addition to paying interest under the Credit Agreement, the Company is also required to pay certain fees in connection with the credit facility, including, but not limited to, an unused facility fee and letter of credit fees.  Under the Credit Agreement, the Company is required to satisfy and maintain specified financial ratios and other financial condition tests.  The Company may repay loans outstanding under the Credit Agreement from time to time without premium or penalty, other than customary breakage costs, if any, and subject to the terms of the Credit Agreement. As of March 30, 2014, the Company was in compliance with all covenants related to the Credit Agreement and had $476.4 million of unused and available credit under the Credit Agreement and $23.6 million of stand-by letters of credit outstanding on the Credit Agreement. The Company did not have any borrowings outstanding under the Credit Agreement at March 30, 2014.

The Company is a party to several note agreements as further detailed in Note 10 of Notes to Consolidated Financial Statements of the Annual Report on Form 10-K for the year ended December 31, 2013.  These note agreements require the Company to maintain a fixed charge coverage ratio of consolidated EBITDA plus consolidated rent expense during the period to consolidated fixed charges.  Consolidated fixed charges are the sum of consolidated interest expense for the period and consolidated rent expense.  As of March 30, 2014, the Company was in compliance with all covenants regarding these note agreements.

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

Under the FASB issued ASC 450 “Contingencies”, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight”.  Thus, references to the upper end of the range of reasonably possible loss for cases in which the Company is able to estimate a range of reasonably possible loss mean the upper end of the range of loss for cases for which the Company believes the risk of loss is more than slight.

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

As of March 30, 2014, the Company estimates that the aggregate amount of reasonably possible loss in excess of the amount accrued for its legal contingencies is approximately $11.5 million, pre-tax.  With respect to the estimate of reasonably possible loss, management has estimated the upper end of the range of reasonably possible loss based on (i) the amount of money damages claimed, where applicable, (ii) the allegations and factual development to date, (iii) available defenses based on the allegations, and/or (iv) other potentially liable parties.  This estimate is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties.  The matters underlying the estimate will change from time to time, and actual results may vary significantly from the current estimate.  In the event of an unfavorable outcome in one or more matters, the ultimate liability may be in excess of amounts currently accrued, if any, and may be material to the Company’s operating results or cash flows for a particular quarterly or annual period.  However, based on information currently known to it, management believes that the ultimate outcome of all matters, as they are resolved over time, is not likely to have a material adverse effect on the financial condition of the Company, though the outcome could be material to the Company’s operating results for any particular period depending, in part, upon the operating results for such period.

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

During the fourth quarter of 2013, the Company recorded a liability of $22.6 million related to the Trabakoolas matter, of which $12.7 million was included in current liabilities and $9.9 million in other noncurrent liabilities. In addition, a $9.0 million receivable was recorded in current assets related to insurance proceeds due under a separate settlement agreement if the class action settlement is approved.  The liability was reduced by $1.2 million for notice and claims administrator payments made during the first quarter of 2014 and as of March 30, 2014, the remaining liability was $21.4 million.

Product Liability

The Company is subject to a variety of potential liabilities in connection with product liability cases.  The Company maintains product liability and other insurance coverage, which the Company believes to be generally in accordance with industry practices.  For product liability cases in the U.S., management establishes its product liability accrual, which includes legal costs associated with accrued claims, by utilizing third-party actuarial valuations which incorporate historical trend factors and the Company’s specific claims experience derived from loss reports provided by third-party claims administrators.  Changes in the nature of claims, legal costs, or the actual settlement amounts could affect the adequacy of this estimate and require changes to the accrual. Because the liability is an estimate, the ultimate liability may be more or less than reported. In other countries, the Company maintains insurance coverage with relatively high deductible payments, as product liability claims tend to be smaller than those experienced in the U.S.

Environmental Remediation

The Company has been named as a potentially responsible party with respect to a limited number of identified contaminated sites.  The levels of contamination vary significantly from site to site as do the related levels of remediation efforts.  Environmental liabilities are recorded based on the most probable cost, if known, or on the estimated minimum cost of remediation.  Accruals are not discounted to their present value, unless the amount and timing of expenditures are fixed and reliably determinable.  The Company accrues estimated environmental liabilities based on assumptions, which are subject to a number of factors and uncertainties.  Circumstances that can affect the reliability and precision of these estimates include identification of additional sites, environmental regulations, level of cleanup required, technologies available, number and financial condition of other contributors to remediation and the time period over which remediation may occur.  The Company recognizes changes in estimates as new remediation requirements are defined or as new information becomes available. Environmental liabilities as of the first quarter ended 2014 and 2013 were not considered material.

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

11.       Defined Benefit Plans

The Company sponsors funded and unfunded non-contributing defined benefit pension plans that together cover substantially all of its U.S. employees. Benefits are based primarily on years of service and employees’ compensation. The funding policy of the Company for these plans is to contribute an annual amount that does not exceed the maximum amount that can be deducted for federal income tax purposes.  On October 31, 2011, the Company’s Board of Directors voted to cease accruals effective December 31, 2011 under both the Company’s Pension Plan and Supplemental Employees Retirement Plan.  On April 28, 2014, the Company’s Board of Directors voted to terminate the Company’s Pension Plan and Supplemental Employees Retirement Plan (the “SERP”).  Refer to Note 12 for further details.

The components of net periodic benefit cost are as follows:

	First Quarter Ended
	March 30, 2014	March 31, 2013
	(in millions)
Service cost — administrative costs	$0.2	$0.1
Interest costs on benefits obligation	1.5	1.4
Expected return on assets	(1.5)	(1.7)
Net actuarial loss amortization	0.3	0.2
Net periodic benefit cost	$0.5	$—

The information related to the Company’s pension funds cash flow is as follows:

	First Quarter Ended
	March 30, 2014	March 31, 2013
	(in millions)
Employer contributions	$0.2	$0.2

The Company expects to contribute approximately $0.6 million to its pension plans for the remainder of 2014.

12.       Subsequent Events

Dividend Declared

On April 29, 2014, the Company declared a quarterly dividend of fifteen cents ($0.15) per share on each outstanding share of Class A common stock and Class B common stock payable on May 30, 2014 to stockholders of record at the close of business on May 19, 2014.

Termination of Pension Plans

On April 28, 2014, the Company’s Board of Directors voted to terminate the Watts Water Technologies, Inc. Pension Plan (the “Pension Plan”) and the Watts Water Technologies, Inc. Supplemental Employees Retirement Plan (the “SERP”).  These terminations follow amendments to the Pension Plan and SERP to cease (or “freeze”) benefit accruals for eligible employees under those plans effective December 31, 2011.

The Pension Plan will terminate effective July 31, 2014.  Distribution of plan assets pursuant to the termination will not be made until the plan termination satisfies the regulatory requirements prescribed by the Internal Revenue Service and the Pension Benefit Guaranty Corporation, which is expected to occur in late 2015.  The SERP will terminate effective May 15, 2014.  The Company will settle all liabilities under the SERP in accordance with Section 409A of the Internal Revenue Code by paying lump sums to plan participants at least twelve and no more than twenty four months following the termination date.  The Board of Directors authorized the Company to make such contributions to the Pension Plan and SERP as may be necessary to make the plans sufficient to settle all plan liabilities.

Appointment of Chief Executive Officer

On May 8, 2014, the Company’s Board of Directors appointed Robert J. Pagano, Jr. as the Company’s President and Chief Executive Officer effective upon the commencement of his employment with the Company on May 27, 2014, at which time the Company’s interim President and Chief Executive Officer, Dean P. Freeman, will resume his role as Executive Vice President and Chief Financial Officer.  The Company’s Board of Directors also appointed Mr. Pagano as a member of the Company’s Board of Directors effective upon the commencement of his employment with the Company.

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

We are a leading supplier of products for use in the water quality, water safety, water flow control and water conservation markets in both the Americas and EMEA (Europe, Middle East and Africa), with a growing presence in Asia-Pacific. For 140 years, we have designed and manufactured products that promote comfort and safety of people and the quality and conservation of water used in commercial and residential applications. We earn revenue and income almost exclusively from the sale of our products. Our principal product lines are:

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

Our business is reported in three geographic segments: Americas, EMEA and Asia-Pacific. We distribute our products through three primary distribution channels: wholesale, do-it-yourself (DIY) and original equipment manufacturers (OEMs). Interest rates, the unemployment rate and credit availability have an indirect effect on the demand for our products due to the effect such rates have on the number of new residential and commercial construction starts and remodeling projects. All of these activities have an impact on our levels of sales and earnings. An additional factor that has an effect on our sales and operating income is fluctuation in foreign currency exchange rates, as approximately 45% of our sales in the first quarter ended March 30, 2014, and certain portions of our costs, assets and liabilities are denominated in currencies other than the U.S. dollar.

During the first quarter of 2014, sales increased $6.3 million as compared to the first quarter of 2013, primarily from a favorable foreign exchange movement of $3.3 million and from an organic increase in sales of $3.0 million.  The foreign exchange impact was primarily due to the appreciation of the euro against the U.S. dollar.  Organic sales increased by 0.9% compared to last year’s comparable period, primarily from increased sales in the Americas.  Organic sales in the first quarter of 2014 increased in the Americas by $7.8 million, or 3.7%, and increased in Asia-Pacific by $0.1 million, or 1.5%, offset by a decrease in EMEA of $4.9 million, or 3.5%.  Organic sales growth excludes the impacts of acquisitions, divestitures and foreign exchange from year-over-year comparisons.  We believe this provides investors with a more complete understanding of underlying sales trends by providing sales growth on a consistent basis.  Gross margin increased in the first quarter of 2014 as compared to 2013 by 0.6 percentage points.  The increase is due primarily to production efficiencies in EMEA and increased volume in the Americas. Operating income of $25.8 million decreased by 9.8% in the first quarter of 2014 as compared to the first quarter of 2013, driven primarily by increased selling, general and administrative expenses and restructuring costs.  Included in selling, general and administrative expenses for the quarter was $3.5 million of EMEA transformation deployment costs.  The effect of foreign exchange movements was immaterial year to year on operating income.

The EMEA transformation program began in the fourth quarter of 2013 and is designed to refocus our European operations from being country specific to a pan European business unit operating strategy.  Under this initiative, we intend to (1) develop better sales capabilities through improved product management and enhanced product cross-selling efforts, (2) drive more efficient European sourcing and logistics, and (3) enhance our focus on emerging market opportunities. We plan to align our legal and tax structure in accordance with our business structure and take advantage of favorable tax rates where possible. We expect this project to be ongoing through 2016. We incurred deployment costs of approximately $3.5 million in the first quarter of 2014 and $1.2 million in the fourth quarter of 2013. These non-recurring costs consist primarily of external consulting and IT related costs, and are exclusive of restructuring expense.  A more detailed description of this program can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

We believe that the factors relating to our future growth include the demand for clean water around the world, a healthy economic environment regulatory requirements relating to the quality and conservation of water, continued enforcement of plumbing and building codes, our ability to grow organically in select attractive market segments and geographic regions and the successful completion of selective acquisitions.  Our acquisition strategy focuses on businesses that manufacture preferred brand name or specified products that address our themes of water quality, water conservation, water safety, water flow control, HVAC and related complementary markets and geographies. We target businesses that will provide us with one or more of the following: an entry into new markets and geographies, an increase in business with existing customers, a new or improved technology or an expansion of the breadth of our water quality, water conservation, water safety and water flow control and HVAC products for the residential, commercial and light industrial markets.  We have completed 36 acquisitions since 1999.

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

Another risk we face in all areas of our business is competition. We consider brand preference, engineering specifications, code requirements, price, technological expertise, delivery times, quality and breadth of product offerings to be the primary competitive factors. We believe that product development, product testing capability, breadth of product offerings and investment in plant and equipment needed to manufacture products in compliance with code requirements represent a competitive advantage for us. We expect to spend approximately $25 to $30 million during 2014 for purchases of capital equipment to continue to improve our manufacturing capabilities.

Recent Events

Dividend Declared

On April 29, 2014, we declared a quarterly dividend of fifteen cents ($0.15) per share on each outstanding share of Class A common stock and Class B common stock payable on May 30, 2014 to stockholders of record at the close of business on May 19, 2014.

Termination of Pension Plans

On April 28, 2014, our Board of Directors voted to terminate the Watts Water Technologies, Inc. Pension Plan (the “Pension Plan”) and the Watts Water Technologies, Inc. Supplemental Employees Retirement Plan (the “SERP”).  These terminations follow amendments to the Pension Plan and SERP to cease (or “freeze”) benefit accruals for eligible employees under those plans effective December 31, 2011.

The Pension Plan will terminate effective July 31, 2014.  Distribution of plan assets pursuant to the termination will not be made until the plan termination satisfies the regulatory requirements prescribed by the Internal Revenue Service and the Pension Benefit Guaranty Corporation, which is expected to occur in late 2015.  The SERP will terminate effective May 15, 2014.  We will settle all liabilities under the SERP in accordance with Section 409A of the Internal Revenue Code by paying lump sums to plan participants at least twelve and no more than twenty four months following the termination date.  The Board of Directors authorized us to make such contributions to the Pension Plan and SERP as may be necessary to make the plans sufficient to settle all plan liabilities.

Appointment of Chief Executive Officer

On May 8, 2014, our Board of Directors appointed Robert J. Pagano, Jr. as our President and Chief Executive Officer effective upon the commencement of his employment with the Company on May 27, 2014, at which time our interim President and Chief Executive Officer, Dean P. Freeman, will resume his role as Executive Vice President and Chief Financial Officer.  Our Board of Directors also appointed Mr. Pagano as a member of our Board of Directors effective upon the commencement of his employment with the Company.

Results of Operations

First Quarter Ended March 30, 2014 Compared to First Quarter Ended March 31, 2013

Net Sales.  Our business is reported in three geographic segments: Americas, EMEA and Asia-Pacific. Our net sales in each of these segments for each of the first quarters of 2014 and 2013 were as follows:

	First Quarter Ended March 30, 2014		First Quarter Ended March 31, 2013			% Change to Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales
	(dollars in millions)
Americas	$219.1	60.0%	$213.0	59.3%	$6.1	1.7%
EMEA	139.1	38.1	139.2	38.8	(0.1)	—
Asia-Pacific	7.0	1.9	6.7	1.9	0.3	0.1
Total	$365.2	100.0%	$358.9	100.0%	$6.3	1.8%

The change in net sales was attributable to the following:

					Change As a % of Consolidated Net Sales				Change As a % of Segment Net Sales
	Americas	EMEA	Asia- Pacific	Total	Americas	EMEA	Asia- Pacific	Total	Americas	EMEA	Asia- Pacific
					(dollars in millions)
Organic	$7.8	$(4.9)	$0.1	$3.0	2.2%	(1.3)%	—%	0.9%	3.7%	(3.5)%	1.5%
Foreign exchange	(1.7)	4.8	0.2	3.3	(0.5)	1.3	0.1	0.9	(0.8)	3.4	3.0
Total	$6.1	$(0.1)	$0.3	$6.3	1.7%	—%	0.1%	1.8%	2.9%	(0.1)%	4.5%

Our products are sold to wholesalers, DIY chains, and OEMs. The change in organic net sales by channel was attributable to the following:

					Change As a % of Prior Year Sales
	Wholesale	DIY	OEMs	Total	Wholesale	DIY	OEMs
	(dollars in millions)
Americas	$7.5	$0.1	$0.2	$7.8	5.0%	0.2%	1.1%
EMEA	(2.0)	(0.8)	(2.1)	(4.9)	(2.8)	(19.5)	(3.3)
Asia-Pacific	0.1	—	—	0.1	1.5	—	—
Total	$5.6	$(0.7)	$(1.9)	$3.0

Organic net sales in the Americas wholesale, DIY and OEM markets increased in the first quarter of 2014, compared to the first quarter of 2013, mainly due to increased pricing in residential and commercial flow product lines.

Organic net sales into the EMEA wholesale market and OEM market decreased as compared to the first quarter of 2013 primarily due to softening in the German market. These decreases were partially offset in the EMEA wholesale market by increased sales in pre-insulated pipe products due to a milder winter which allowed for more underground installations throughout the season and in the OEM market by increased sales in our electronic controls business.

The net increase in sales due to foreign exchange was primarily due to the appreciation of the euro against the U.S. dollar offset partially by the depreciation of the Canadian dollar against the U.S. dollar. We cannot predict whether foreign currencies will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

Gross Profit. Gross profit and gross profit as a percent of net sales (gross margin) for the first quarters of 2014 and 2013 were as follows:

	First Quarter Ended
	March 30, 2014	March 31, 2013
	(dollars in millions)
Gross profit	$133.3	$128.9
Gross margin	36.5%	35.9%

Americas’ gross margin increased compared to the first quarter of 2013 due primarily to volume growth and product mix offset partially by increased customer rebates and DIY pricing pressure.  EMEA’s gross margin increased primarily due to production efficiencies offsetting lower overhead absorption related to reduced volumes.  Asia-Pacific’s gross margin decreased primarily due to reduced absorption driven by lower intersegment sales.

Selling, General and Administrative Expenses.  Selling, general and administrative, or SG&A, expenses for the first quarter of 2014 increased $5.2 million, or 5.3%, compared to the first quarter of 2013.  The increase in SG&A expenses was attributable to the following:

	(in millions)	% Change

Organic	$4.5	4.6%
Foreign exchange	0.7	0.7
Total	$5.2	5.3%

The organic increase in SG&A expenses was primarily due to EMEA transformation deployment costs of $3.5 million, a $1.9 million accrual for additional U.S. import duties and fees pertaining to activities during the previous five years and increased commission and freight costs of $1.6 million associated with increased sales, partially offset by decreased personnel costs of $0.4 million and decreased legal expense of $2.2 million.  The non-recurring EMEA deployment costs of $3.5 million consist primarily of external consulting and IT related costs. Decreased personnel costs primarily relate to the benefit from the former CEO’s forfeiture of unvested equity awards, offset by investments in new positions and increased stock incentive plan costs. The decrease in legal expense in the current quarter was primarily due to fewer ongoing legal matters and a favorable legal settlement of $1.5 million.  The increase in SG&A expenses from foreign exchange was primarily due to the appreciation of the euro against the U.S. dollar in 2014.  Total SG&A expenses, as a percentage of sales, were 28.3% in the first quarter of 2014 and 27.3% in the first quarter of 2013.

Restructuring and Other Charges, Net. In the first quarter of 2014, we recorded a net charge of $4.2 million primarily for involuntary terminations and other costs incurred as part of our EMEA restructuring plans and a reduction-in-force in the Americas and Corporate, as compared to $2.2 million of restructuring charges for the first quarter of 2013. For a more detailed description of our current restructuring plans, see Note 5 of Notes to Consolidated Financial Statements.

Operating Income.  Operating income (loss) by geographic segment for the first quarters of 2014 and 2013 were as follows:

	First Quarter Ended			% Change to Consolidated Operating
	March 30, 2014	March 31, 2013	Change	Income
	(dollars in millions)
Americas	$22.6	$22.1	$0.5	1.8%
EMEA	8.9	10.9	(2.0)	(7.0)
Asia-Pacific	0.9	2.9	(2.0)	(7.0)
Corporate	(6.6)	(7.3)	0.7	2.4
Total	$25.8	$28.6	$(2.8)	(9.8)%

The increase (decrease) in operating income (loss) is attributable to the following:

						Change					Change
						As a % of Consolidated Operating Income					As a % of Segment Operating Income
	Americas	EMEA	Asia- Pacific	Corporate	Total	Americas	EMEA	Asia- Pacific	Corporate	Total	Americas	EMEA	Asia- Pacific	Corporate
	(dollars in millions)
Organic	$2.5	$(3.0)	$(2.0)	$1.5	$(1.0)	8.7%	(10.4)%	(7.0)%	5.2%	(3.5)%	11.3%	(27.5)%	(69.0)%	20.6
Foreign exchange	(0.3)	0.5	—	—	0.2	(1.0)	1.7	—	—	0.7	(1.3)	4.6	—	—
Restructuring, impairment charges and other	(1.7)	0.5	—	(0.8)	(2.0)	(5.9)	1.7	—	(2.8)	(7.0)	(7.7)	4.6	—	(11.0)
Total	$0.5	$(2.0)	$(2.0)	$0.7	$(2.8)	1.8%	(7.0)%	(7.0)%	2.4%	(9.8)%	2.3%	(18.3)%	(69.0)%	9.6

The decrease in consolidated operating income was due primarily to an increase in SG&A expenses and restructuring and other charges.  The increase in Americas’ organic operating income was driven by higher sales volume offset by increased restructuring expenses.  The EMEA organic operating income decrease was due to EMEA transformation deployment costs of $3.5 million offset by productivity efficiencies and SG&A expense reductions. Asia-Pacific’s organic operating income decreased primarily due to the impact on gross margins from reduced absorption driven by lower intercompany sales.

Interest Expense.  Interest expense decreased $1.1 million, or 18.3%, for the first quarter of 2014 as compared to the first quarter of 2013 primarily due to the retirement in mid-May 2013 of $75 million in unsecured senior notes and a lower outstanding balance on our stand-by letters of credit.

Other expense, net.  Other expense, net increased $0.4 million for the first quarter of 2014 as compared to the first quarter of 2013, primarily due to foreign currency transaction losses as a result of the Canadian dollar weakening against the U.S. dollar offset by appreciation of the euro and Chinese yuan against the U.S. dollar in 2014 compared to 2013.

Income Taxes.  Our effective income tax rate for continuing operations increased to 31.6% in the first quarter of 2014, from 28.2% for the first quarter of 2013.  The increase was largely due to worldwide earnings mix as a result of the Americas contributing a larger portion of worldwide earnings in 2014 than in 2013.  The lower rate for the first quarter of 2013 was also driven by research credits realized in the U.S.

Net Income.  Net income from continuing operations for the first quarter of 2014 was $14.1 million, or $0.40 per common share, compared to $16.3 million, or $0.46 per common share, for the first quarter of 2013. Results for the first quarter of 2014 include an after-tax charge of $2.7 million, or $0.08 per common share, for restructuring and other charges, EMEA transformation deployment costs of $2.5 million or $0.07 per common share, compared to $1.5 million, or $0.04 per common share, for restructuring and other charges for the first quarter of 2013.

Liquidity and Capital Resources

We used $18.7 million of net cash from operating activities in the first quarter of 2014 as compared to $2.0 million in the first quarter of 2013. This increase in cash outflow is primarily due to the net change in working capital driven by increased inventory balances related to our lead-free transition and decreased accounts payable due to the timing of prior year inventory purchases and relate payments.  Working capital (defined as current assets less current liabilities) as of March 30, 2014 was $532.1 million compared to $457.1 million as of March 31, 2013.

We used $4.9 million of net cash for investing activities for the first quarter of 2014 for the purchase of capital equipment.  For the remainder of fiscal year 2014, we expect to invest approximately $20 to 25 million in capital equipment as part of our ongoing commitment to improve our operating capabilities.

We used $18.0 million of net cash for financing activities for the first quarter of 2014 primarily for the payments to repurchase approximately 161,000 shares of Class A common stock at a cost of approximately $9.4 million and payment of dividends of $4.6 million. For the remainder of fiscal year 2014, we expect to invest approximately $30 million in our stock repurchase program.

On February 18, 2014, we terminated a prior credit agreement and entered into a new Credit Agreement (the Credit Agreement) among the Company, certain subsidiaries of the Company who become borrowers under the Credit Agreement, JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, and the other lenders referred to therein. The Credit Agreement provides for a $500 million, five-year, senior unsecured revolving credit facility which may be increased by an additional $500 million under certain circumstances and subject to the terms of the Credit Agreement. The Credit Agreement has a sublimit of up to $100 million in letters of credit. The Credit Agreement matures on February 18, 2019.

Borrowings outstanding under the Credit Agreement bear interest at a fluctuating rate per annum equal to an applicable percentage equal to (1) in the case of Eurocurrency rate loans, the British Bankers Association LIBOR rate plus an applicable percentage, ranging from 0.975% to 1.45%, determined by reference to the Company’s consolidated leverage ratio, or (2) in the case of base rate loans and swing line loans, the highest of (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such day as announced by JPMorgan Chase Bank, N.A. as its “prime rate,” and (c) the British Bankers Association LIBOR rate plus 1.0%, plus an applicable percentage, ranging from 0.00% to 0.45%, determined by reference to our consolidated leverage ratio. In addition to paying interest under the Credit Agreement, we are also required to pay certain fees in connection with the credit facility, including, but not limited to, an unused facility fee and letter of credit fees.  Under the Credit Agreement, we are required to satisfy and maintain specified financial ratios and other financial condition tests. We may repay loans outstanding under the Credit Agreement from time to time without premium or penalty, other than customary breakage costs, if any, and subject to the terms of the Credit Agreement.  As of March 30, 2014, we had $23.6 million of stand-by letters of credit outstanding under the Credit Agreement. As of March 30, 2014, we were in compliance with all covenants related to the Credit Agreement and had $476.4 million of unused and available credit under the Credit Agreement.

Working capital as of March 30, 2014 was $532.1 million compared to $530.2 million as of December 31, 2013.  Cash and cash equivalents decreased to $225.0 million as of March 30, 2014, compared to $267.9 million as of December 31, 2013. The decrease in cash and cash equivalents was driven primarily by the repurchase of stock, an increase in inventory and cash used in other operating activities. The ratio of current assets to current liabilities was 2.7 to 1 as of March 30, 2014 and 2.6 to 1 as of December 31, 2013.

As of March 30, 2014, we held $225.0 million in cash and cash equivalents.  Of this amount, approximately $200.0 million of cash and cash equivalents was held by foreign subsidiaries.  Our ability to fund U.S. operations from this balance could be limited by possible tax implications of moving proceeds across jurisdictions.  Our U.S. operations currently generate sufficient cash flows to meet our domestic obligations.  We also have the ability to borrow funds at reasonable interest rates or utilize the committed funds under our Credit Agreement.  However, if amounts held by foreign subsidiaries were needed to fund operations in the United States, we could be required to accrue and pay taxes to repatriate these funds.  Such charges may include a federal tax of up to 35.0% on dividends received in the U.S., potential state income taxes and an additional withholding tax payable to foreign jurisdictions of up to 10.0%.  However, our intent is to permanently reinvest undistributed earnings of foreign subsidiaries through operations or acquisitions, and there are no current plans to repatriate the undistributed earnings to fund operations in the United States.

Non-GAAP Financial Measures

We believe free cash flow to be an appropriate supplemental measure of our operating performance because it provides investors with a measure of our ability to generate cash, repay debt, pay dividends, repurchase stock and fund acquisitions. Other companies may define free cash flow differently. Free cash flow does not represent cash generated from operating activities in accordance with U.S. Generally Accepted Accounting Principles (GAAP). Therefore it should not be considered an alternative to net cash provided by operations as an indication of our performance. The cash conversion rate of free cash flow to net income is also a measure of our performance in cash flow generation.

A reconciliation of net cash provided by operating activities to free cash outflow and calculation of our cash conversion rate is provided below:

	First Quarter Ended
	March 30, 2014	March 31, 2013
	(in millions)
Net cash used in operating activities	$(18.7)	$(2.0)
Less: additions to property, plant, and equipment	(5.0)	(11.0)
Plus: proceeds from the sale of property, plant, and equipment	0.1	—
Free cash outflow	$(23.6)	$(13.0)

Net income from continuing operations	$14.1	$16.3

Cash conversion rate of free cash outflow to net income from continuing operations	(167.4)%	(79.8)%

Our free cash outflow increased in the first quarter of 2014 when compared to the first quarter of 2013 primarily due to an investment in working capital.

Our net debt to capitalization ratio (a non-GAAP financial measure) at March 30, 2014 was 7.6%, compared to 3.8% at December 31, 2013. The increase in net debt to capitalization ratio is due to an increase in net debt primarily driven by a reduction in cash and cash equivalents at March 30, 2014. Management believes the net debt to capitalization ratio is an appropriate supplemental measure because it helps investors understand our ability to meet our financing needs and serves as a basis to evaluate our financial structure. Our computation may not be comparable to other companies that may define their net debt to capitalization ratios differently.

A reconciliation of long-term debt (including current portion) to net debt and our net debt to capitalization ratio is provided below:

	March 30,	December 31,
	2014	2013
	(in millions)
Current portion of long-term debt	$2.2	$2.2
Plus: long-term debt, net of current portion	305.1	305.5
Less: cash and cash equivalents	(225.0)	(267.9)
Net debt	$82.3	$39.8

	March 30,	December 31,
	2014	2013
	(in millions)
Net debt	$82.3	$39.8
Plus: total stockholders’ equity	1,000.7	1,002.1
Capitalization	$1,083.0	$1,041.9
Net debt to capitalization ratio	7.6%	3.8%

We maintain letters of credit that guarantee our performance or payment to third parties in accordance with specified terms and conditions. Amounts outstanding were approximately $23.6 million as of March 30, 2014 and at December 31, 2013. Our letters of credit are primarily associated with insurance coverage and, to a lesser extent, foreign purchases and generally expire within one year of issuance. These instruments may exist or expire without being drawn down; therefore they do not necessarily represent future cash flow obligations.

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

Application of Critical Accounting Policies and Key Estimates

The preparation of our consolidated financial statements in accordance with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported. A critical accounting estimate is an assumption about highly uncertain matters and could have a material effect on the consolidated financial statements if another, also reasonable, amount were used, or, a change in the estimate is reasonably likely from period to period. We base our assumptions on historical experience and on other estimates that we believe are reasonable under the circumstances. Actual results could differ significantly from these estimates.  There were no changes in accounting policies or significant changes in accounting estimates during the first three months of 2014.

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

Goodwill and other intangibles

We have made numerous acquisitions over the years which included the recognition of a significant amount of goodwill. Goodwill is tested for impairment annually or more frequently if an event or circumstance indicates that an impairment loss may have been incurred. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, and determination of the fair value of each reporting unit. We estimate the fair value of our reporting units using an income approach based on the present value of estimated future cash flows, and when appropriate, guideline public company and guideline transaction market approach.  We have eight reporting units in continuing operations, including Residential and Commercial, Dormont, Drains & Water Re-use, Water Quality, EMEA, Blücher, BRAE and Asia.  Our Water Quality and BRAE reporting units have no goodwill.

We review goodwill for impairment as of October month end, or earlier if there is a triggering event or circumstance that indicates that an impairment loss may have been incurred. Accounting guidance allows us to review goodwill for impairment utilizing either qualitative or quantitative analyses. We have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, we determine it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the two-step (quantitative) impairment test is unnecessary.

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

Intangible assets such as trademarks and trade names are generally recorded in connection with a business acquisition. Values assigned to intangible assets are determined by an independent valuation firm based on our estimates and judgments regarding expectations of the success and life cycle of products and technology acquired. Revised accounting guidance issued in 2012 allows us to perform a qualitative impairment assessment of indefinite-lived intangible assets consistent with the goodwill guidance noted previously. For our 2013 impairment assessment, we performed quantitative assessments for all indefinite-lived intangible assets. The methodology we employed was the relief from royalty method, a subset of the income approach. Similar to goodwill, we review indefinite-lived intangible assets for impairment as of October month end, or earlier if there is a triggering event or circumstance that indicate that an impairment loss may have been incurred.

Product liability and workers’ compensation costs

Because of retention requirements associated with our insurance policies, we are generally self-insured for potential product liability claims and for workers’ compensation costs associated with workplace accidents. We are subject to a variety of potential liabilities in connection with product liability cases and we maintain product liability and other insurance coverage, which we believe to be generally in accordance with industry practices.  For product liability cases in the U.S., management establishes its product liability accrual, which includes legal costs associated with accrued claims, by utilizing third-party actuarial valuations that incorporate historical trend factors and our specific claims experience derived from loss reports provided by third-party claims administrators.  Changes in the nature of claims, legal costs, or the actual settlement amounts could affect the adequacy of this estimate and require changes to the accrual. Because the liability is an estimate, the ultimate liability may be more or less than reported. In other countries, we maintain insurance coverage with relatively high deductible payments, as product liability claims tend to be smaller than those experienced in the U.S.

Workers’ compensation liabilities in the U.S. are recognized for claims incurred (including claims incurred but not reported), legal costs associated with accrued claims, and for changes in the status of individual case reserves. At the time a workers’ compensation claim is filed, a liability is estimated to settle the claim. The liability for workers’ compensation claims is determined based on management’s estimates of the nature and severity of the claims and based on analysis provided by third-party claims administrators and by various state statutes and reserve requirements. We have developed our own trend factors based on our specific claims experience, discounted based on risk-free interest rates. We employ third-party actuarial valuations to help us estimate our workers’ compensation accrual.  In other countries where workers’ compensation costs are applicable, we maintain insurance coverage with limited deductible payments. Because the liability is an estimate, the ultimate liability may be more or less than reported and is subject to changes in discount rates.

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

We determine these assumptions based on consultation with outside actuaries and investment advisors. Any variance in these assumptions could have a significant impact on future recognized pension costs, assets and liabilities.  On October 31, 2011, our Board of Directors voted to cease accruals of additional benefits effective December 31, 2011 under both the Pension Plan and Supplemental Employees Retirement Plan. On April 28, 2014, the Company’s Board of Directors voted to terminate the Company’s Pension Plan and Supplemental Employees Retirement Plan. Refer to Note 12 in Item 1. Financial Statement, for further details.

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

New Accounting Standards

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. ASU 2014-08 will change the definition of discontinued operations and limit discontinued operations presentation to disposals of components representing a strategic shift that will have a major effect on the operations and financial results of the issuer. ASU 2014-08 is effective in the first quarter of 2015 for public companies with calendar year ends, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended March 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  In connection with these rules, we will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Part II.  OTHER INFORMATION

Item l.   Legal Proceedings

As disclosed in Part I, Item 1, “Product Liability, Environmental and Other Litigation Matters” of our Annual Report on Form 10-K for the year ended December 31, 2013, we are party to certain litigation.  Except as included in Part I. Financial Statement Note 10 under ‘Trabakoolas et al., v, Watts Water Technologies, Inc., et al., there have been no material developments with respect to our contingencies and environmental remediation proceedings during the quarter ended March 30, 2014.

Item 1A.  Risk Factors

This report may include statements that are not historical facts and are considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements reflect our current views about future results of operations and other forward-looking information.  In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should” and “would” or similar words. You should not rely on forward-looking statements because our actual results may differ materially from those indicated by these forward-looking statements as a result of a number of important factors.  These factors include, but are not limited to, the following:  the effectiveness of our operational excellence initiatives and cost recovery actions; the current economic and financial condition, which can affect levels of housing starts and remodeling, affecting the markets where our products are sold, manufactured, or marketed; production inefficiencies related to our lead free foundry; shortages in and pricing of raw materials and supplies; loss of market share through competition; introduction of competing products by other companies; pressure on prices from competitors, suppliers, and/or customers; changes in variable interest rates on our borrowings; identification and disclosure of material weaknesses in our internal control over financial reporting; failure to expand our markets through acquisitions; failure or delay in developing new products; lack of acceptance of new products; failure to manufacture products that meet required performance and safety standards; foreign exchange rate fluctuations; cyclicality of industries, such as plumbing and heating wholesalers and home improvement retailers, in which we market certain of our products; environmental compliance costs; product liability risks; failure of the settlement in Trabakoolas v. Watts to gain approval; the results and timing of our restructuring plans; changes in the status of current litigation, and other risks and uncertainties discussed in Part I, “Item 1A. Risk Factors” and in Note 14 of the Notes to the Consolidated Financial Statements in our

Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities Exchange Commission, and in other reports we file from time to time with the Securities and Exchange Commission.

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

The following table includes information with respect to shares of our Class A common stock withheld to satisfy withholding tax obligations during the three-month period ended March 30, 2014.

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2014 — January 26, 2014	—	$—	—	—
January 27, 2014 — February 23, 2014	1,794	$54.77	—	—
February 24, 2014 — March 30, 2014	14,931	$60.50	—	—
Total	16,725	$59.88	—	—

The following table includes information with respect to repurchases of our Class A common stock during the three-month period ended March 30, 2014 under our stock repurchase program.

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2014 — January 26, 2014	44,373	$59.39	44,373	$64,376,291
January 27, 2014 — February 23, 2014	53,094	$56.40	53,094	$61,381,982
February 24, 2014 — March 30, 2014	63,150	$59.15	63,150	$57,646,635
Total	160,617	$58.31	160,617

(1) On April 30, 2013, the Board of Directors authorized a stock repurchase program of up to $90 million of the Company’s Class A common stock to be purchased from time to time on the open market or in privately negotiated transactions.  The timing and number of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions.  During the quarter ended March 30, 2014, we repurchased approximately $9.4 million of common stock.

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

WATTS WATER TECHNOLOGIES, INC.

Date: May 8, 2014	By:	/s/ Dean P. Freeman
Dean P. Freeman
Chief Executive Officer, President and Chief Financial Officer (principal financial officer)

Date: May 8, 2014	By:	/s/ Kenneth S. Korotkin
Kenneth S. Korotkin
Chief Accounting Officer (principal accounting officer)

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description

3.1	Restated Certificate of Incorporation, as amended (1)

3.2	Amended and Restated By-Laws (2)

10.1	Form of 2014 Performance Stock Unit Award Agreement under the Watts Water Technologies, Inc. Second Amended and Restated 2004 Stock Incentive Plan

10.2

Credit Agreement, dated as of February 18, 2014, among the Registrant, certain subsidiaries of the Registrant as Borrowers, JP Morgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and the other lenders referred to therein (3)

10.3

Guaranty, dated as of February 18, 2014, by the Registrant and the subsidiaries of the Registrant set forth therein, in favor of JP Morgan Chase bank, N.A. and the other lenders referred to therein (3)

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

*                                         Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the First Quarters Ended March 30, 2014 and March 31, 2013, (iii) Consolidated Statements of Comprehensive Income (Loss) for the First Quarters Ended March 30, 2014 and March 31, 2013, (iv) Consolidated Statements of Cash Flows for the First Quarters Ended March 30, 2014 and March 31, 2013, and (v) Notes to Consolidated Financial Statements.

(1)         Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-11499) for the quarter ended July 3, 2005.

(2)         Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-11499) dated April 29, 2013.

(3)         Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-11499) dated February 18, 2014.