Form 10-Q
period 2014-06-29
WATTS WATER TECHNOLOGIES INC
filed 2014-08-06
CIK 795403

[

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 29, 2014

or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2014
Class A Common Stock, $0.10 par value	28,589,504

Class B Common Stock, $0.10 par value	6,479,290

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share information)

(Unaudited)

	June 29,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$244.3	$267.9
Trade accounts receivable, less allowance for doubtful accounts of $10.2 million at June 29, 2014 and $9.7 million at December 31, 2013	234.9	212.9
Inventories, net:
Raw materials	115.2	111.3
Work in process	20.3	19.1
Finished goods	182.9	179.8
Total Inventories	318.4	310.2
Prepaid expenses and other assets	33.8	35.0
Deferred income taxes	28.4	29.8
Asset held for sale	1.3	1.3
Total Current Assets	861.1	857.1
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	543.4	539.2
Accumulated depreciation	(331.1)	(319.3)
Property, plant and equipment, net	212.3	219.9
OTHER ASSETS:
Goodwill	511.5	514.8
Intangible assets, net	124.1	132.4
Deferred income taxes	4.8	3.8
Other, net	12.9	12.2
TOTAL ASSETS	$1,726.7	$1,740.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$133.1	$145.6
Accrued expenses and other liabilities	134.9	135.2
Accrued compensation and benefits	43.6	43.9
Current portion of long-term debt	2.1	2.2
Total Current Liabilities	313.7	326.9
LONG-TERM DEBT, NET OF CURRENT PORTION	304.5	305.5
DEFERRED INCOME TAXES	44.0	45.9
OTHER NONCURRENT LIABILITIES	55.9	59.8
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Class A Common Stock, $0.10 par value; 80,000,000 shares authorized; 1 vote per share; issued and outstanding 28,637,866 shares at June 29, 2014 and 28,824,779 shares at December 31, 2013	2.9	2.9
Class B Common Stock, $0.10 par value; 25,000,000 shares authorized; 10 votes per share; issued and outstanding, 6,479,290 shares at June 29, 2014 and 6,489,290 shares at December 31, 2013	0.6	0.6
Additional paid-in capital	483.8	473.5
Retained earnings	517.6	513.1
Accumulated other comprehensive income	3.7	12.0
Total Stockholders’ Equity	1,008.6	1,002.1
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,726.7	$1,740.2

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in millions, except per share information)

(Unaudited)

	Second Quarter Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Net sales	$396.0	$366.8	$761.2	$725.7
Cost of goods sold	257.0	234.0	488.9	464.0
GROSS PROFIT	139.0	132.8	272.3	261.7
Selling, general and administrative expenses	99.8	95.2	203.1	193.3
Restructuring and other charges, net	2.6	2.0	6.8	4.2
OPERATING INCOME	36.6	35.6	62.4	64.2
Other (income) expense:
Interest income	(0.2)	(0.2)	(0.3)	(0.3)
Interest expense	4.9	5.5	9.8	11.5
Other expense (income), net	(0.1)	1.4	0.3	1.4
Total other expense	4.6	6.7	9.8	12.6
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	32.0	28.9	52.6	51.6
Provision for income taxes	10.7	10.0	17.2	16.4
NET INCOME FROM CONTINUING OPERATIONS	21.3	18.9	35.4	35.2
Loss from discontinued operations, net of tax	—	—	—	(0.2)
NET INCOME	$21.3	$18.9	$35.4	$35.0

BASIC EPS
Net income (loss) per share:
Continuing operations	$0.60	$0.53	$1.00	$0.99
Discontinued operations	—	—	—	(0.01)
NET INCOME	$0.60	$0.53	$1.00	$0.99
Weighted average number of shares	35.3	35.5	35.3	35.5

DILUTED EPS
Net income (loss) per share:
Continuing operations	$0.60	$0.53	$1.00	$0.99
Discontinued operations	—	—	—	(0.01)
NET INCOME	$0.60	$0.53	$1.00	$0.98
Weighted average number of shares	35.4	35.6	35.4	35.6

Dividends per share	$0.15	$0.13	$0.28	$0.24

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in millions)

(Unaudited)

	Second Quarter Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Net income	$21.3	$18.9	$35.4	$35.0

Other comprehensive income, net of tax:
Foreign currency translation adjustments	(4.3)	7.5	(8.6)	(12.4)
Defined benefit pension plans:
Amortization of net losses included in net periodic pension cost	0.1	0.1	0.3	0.3
Other comprehensive income (loss), net of tax	(4.2)	7.6	(8.3)	(12.1)
Comprehensive income	$17.1	$26.5	$27.1	$22.9

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Six Months Ended
	June 29, 2014	June 30, 2013
OPERATING ACTIVITIES
Net income	$35.4	$35.0
Less: Loss from discontinued operations, net of taxes	—	(0.2)
Net income from continuing operations	35.4	35.2
Adjustments to reconcile net income from continuing operations to net cash provided by continuing operating activities:
Depreciation	16.6	16.9
Amortization of intangibles	7.4	7.4
Gain on disposal and impairment of goodwill, property, plant and equipment and other	—	(0.2)
Stock-based compensation	3.4	3.9
Deferred income tax benefit	(1.3)	(1.7)
Changes in operating assets and liabilities, net of effects from business acquisitions and divestures:
Accounts receivable	(23.2)	(16.4)
Inventories	(10.7)	(17.3)
Prepaid expenses and other assets	2.5	(3.7)
Accounts payable, accrued expenses and other liabilities	(11.7)	(2.3)
Net cash provided by continuing operations	18.4	21.8
INVESTING ACTIVITIES
Additions to property, plant and equipment	(10.6)	(18.0)
Proceeds from the sale of property, plant and equipment	0.2	1.4
Proceeds from the sale of securities	—	2.1
Net cash used in investing activities	(10.4)	(14.5)
FINANCING ACTIVITIES
Payments of long-term debt	(0.9)	(76.1)
Payment of capital leases and other	(2.5)	(3.2)
Proceeds from share transactions under employee stock plans	4.7	3.9
Tax benefit of stock awards exercised	1.3	0.7
Payments to repurchase common stock	(20.0)	(10.0)
Debt issuance costs	(2.0)	—
Dividends	(9.9)	(8.5)
Net cash used in financing activities	(29.3)	(93.2)
Effect of exchange rate changes on cash and cash equivalents	(2.3)	(3.5)
Net cash used in operating activities of discontinued operations	—	(0.6)
DECREASE IN CASH AND CASH EQUIVALENTS	(23.6)	(90.0)
Cash and cash equivalents at beginning of year	267.9	271.3
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$244.3	$181.3

NON-CASH INVESTING AND FINANCING ACTIVITIES
Acquisitions of fixed assets under financing agreement	$—	$0.4
Issuance of stock under management stock purchase plan	$0.2	$0.8

CASH PAID FOR:
Interest	$9.5	$11.7
Income taxes	$15.5	$17.7

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.     Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the Watts Water Technologies, Inc. (the Company) Consolidated Balance Sheet as of June 29, 2014, the Consolidated Statements of Operations for the second quarters and six months ended June 29, 2014 and June 30, 2013, the Consolidated Statements of Comprehensive Income for the second quarters and six months ended June 29, 2014 and June 30, 2013, and the Consolidated Statements of Cash Flows for the six months ended June 29, 2014 and June 30, 2013.

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

Goodwill and Long-Lived Assets

The changes in the carrying amount of goodwill by geographic segment are as follows:

	June 29, 2014
	Gross Balance				Accumulated Impairment Losses			Net Goodwill
	Balance January 1, 2014	Acquired During the Period	Foreign Currency Translation and Other	Balance June 29, 2014	Balance January 1, 2014	Impairment Loss During the Period	Balance June 29, 2014	June 29, 2014
	(in millions)
Americas	$224.7	$—	$(0.1)	$224.6	$(24.5)	$—	$(24.5)	$200.1
Europe, Middle East and Africa (EMEA)	301.3	—	(2.8)	298.5	—	—	—	298.5
Asia-Pacific	13.3	—	(0.4)	12.9	—	—	—	12.9
Total	$539.3	$—	$(3.3)	$536.0	$(24.5)	$—	$(24.5)	$511.5

	June 30, 2013
	Gross Balance				Accumulated Impairment Losses			Net Goodwill
	Balance January 1, 2013	Acquired During the Period	Foreign Currency Translation and Other	Balance June 30, 2013	Balance January 1, 2013	Impairment Loss During the Period	Balance June 30, 2013	June 30, 2013
	(in millions)
Americas	$225.6	$—	$(0.7)	$224.9	$(24.2)	$—	$(24.2)	$200.7
EMEA	289.7	—	(4.0)	285.7	—	—	—	285.7
Asia-Pacific	12.9	—	—	12.9	—	—	—	12.9
Total	$528.2	$—	$(4.7)	$523.5	$(24.2)	$—	$(24.2)	$499.3

Goodwill and indefinite-lived intangible assets are tested for impairment at least annually or more frequently if events or circumstances indicate that it is “more likely than not” that they might be impaired, such as from a change in business conditions. The Company performs its annual goodwill and indefinite-lived intangible assets impairment assessment in the fourth quarter of each year.

Intangible assets with estimable lives and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of intangible assets with estimable lives and other long-lived assets are measured by a comparison of the carrying amount of an asset or asset group to future net undiscounted pretax cash flows expected to be generated by the asset or asset group. If these comparisons indicate that an asset is not recoverable based on the future net undiscounted pretax cash flows, the impairment loss recognized is the amount by which the carrying amount of the asset or asset group exceeds the related estimated fair value. Estimated fair value is based on either discounted future pretax operating cash flows or appraised values, depending on the nature of the asset. The Company determines the discount rate for this analysis based on the weighted average cost of capital based on the market and guideline public companies for the related business, and does not allocate interest charges to the asset or asset group being measured.  Judgment is required to estimate future operating cash flows.

Intangible assets include the following:

	June 29, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Patents	$16.4	$(12.9)	$3.5	$16.6	$(12.6)	$4.0
Customer relationships	132.6	(81.8)	50.8	133.0	(76.4)	56.6
Technology	26.8	(11.9)	14.9	26.9	(10.9)	16.0
Trade Names	13.6	(3.6)	10.0	13.7	(3.0)	10.7
Other	8.8	(5.7)	3.1	8.8	(5.6)	3.2
Total amortizable intangibles	198.2	(115.9)	82.3	199.0	(108.5)	90.5
Indefinite-lived intangible assets	41.8	—	41.8	41.9	—	41.9
Total	$240.0	$(115.9)	$124.1	$240.9	$(108.5)	$132.4

Aggregate amortization expense for amortizable intangible assets for both the second quarters of 2014 and 2013 was $3.7 million.  Additionally, future amortization expense for the next five years on amortizable intangible assets is expected to be approximately $7.4 million for the remainder of 2014, $14.6 million for 2015, $14.2 million for 2016, $13.8 million for 2017 and $9.7 million for 2018. Amortization expense is recorded on a straight-line basis over the estimated useful lives of the intangible assets. The weighted-average remaining life of total amortizable intangible assets is 8.1 years. Patents, customer relationships, technology, trade names and other amortizable intangibles have weighted-average remaining lives of 5.3 years, 5.1 years, 11.1 years, 10.5 years and 38.8 years, respectively. Indefinite-lived intangible assets primarily include trademarks and trade names.

Stock-Based Compensation

The Company maintains one stock incentive plan, the 2004 Stock Incentive Plan.  Under this plan, key employees have been granted nonqualified stock options to purchase the Company’s Class A common stock. Options typically become exercisable over a four-year period at the rate of 25% per year and expire ten years after the grant date. However, most options granted in 2014 become exercisable over a three-year period at the rate of one-third per year.  Options granted under the plans may have exercise prices of not less than 100% of the fair market value of the Class A common stock on the date of grant. The Company’s current practice is to grant all options at fair market value on the grant date. The Company issued 4,808 and 9,500 stock options during the first six months of 2014 and 2013, respectively.

The Company grants shares of restricted stock and deferred shares to key employees and stock awards to non-employee members of the Company’s Board of Directors under the 2004 Stock Incentive Plan.  Stock awards to non-employee members of the Company’s Board of Directors are fully vested upon grant.  Employees’ restricted stock awards and deferred shares typically vest over a three-year period at the rate of one-third per year, except that most restricted stock awards and deferred shares granted in 2014 vest over a two-year period at the rate of 50% per year. The restricted stock awards and deferred shares are amortized to expense on a straight-line basis over the vesting period. The Company issued 41,885 and 3,167 shares of restricted stock in the first six months of 2014 and 2013, respectively.

Beginning in 2014, the Company also granted performance stock units to key employees under the 2004 Stock Incentive Plan.  Performance stock units vest at the end of a three-year performance period.  Upon vesting, the number of shares of the Company’s Class A common stock awarded to each performance stock unit recipient will be determined based on the Company’s performance relative to certain performance goals set at the time the performance stock units were granted.  The performance goals for the 2014 performance stock units are based on the compound annual growth rate of the Company’s revenue over the three-year performance period and the Company’s return on invested capital (“ROIC”) for the third year of the performance period.  The performance period for the 2014 performance stock units is January 1, 2014 through December 31, 2016.  The 2014 performance stock units also provide an overall minimum ROIC threshold, which the Company must exceed in order for any shares of the Company’s Class A common stock to be earned. The number of shares of Class A common stock that may be earned by a performance stock unit recipient ranges from 0% to 200% of a target number of shares designated for each recipient at the time of grant.  The performance stock units are amortized to expense over the vesting period based on the Company’s performance relative to the performance goals.  If such goals are not met, no compensation expense is recognized and previously recognized compensation expense is reversed. The Company issued 20,069 shares of performance stock units in the second quarter of 2014 under the 2004 Stock Incentive Plan.

The Company has a Management Stock Purchase Plan that allows for the purchase of restricted stock units (RSUs) by key employees.  On an annual basis, key employees may elect to receive a portion of their annual incentive compensation in RSUs instead of cash.  Each RSU represents one share of Class A common stock and is purchased by the employee at 67% of the fair market value of the Company’s Class A common stock on the date of grant.  RSUs vest either annually over a three-year period from the grant date or upon the third anniversary of the grant date and receipt of the shares underlying RSUs is deferred for a minimum of three years or such greater number of years as is chosen by the employee.  An aggregate of 2,000,000 shares of Class A common stock may be issued under the Management Stock Purchase Plan. The Company granted 30,561 RSUs and 44,777 RSUs in the first six months of 2014 and 2013, respectively.

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

Shipping and Handling

The Company’s shipping and handling costs included in selling, general and administrative expenses were $15.8 million for the second quarters of 2014 and 2013, and were $30.5 million and $29.7 million for the first six months of 2014 and 2013, respectively.  The 2013 shipping and handling costs disclosed have been updated to include handling costs in order to be comparable with the current quarter.

Research and Development

Research and development costs included in selling, general and administrative expenses were $5.6 million and $5.5 million for the second quarters of 2014 and 2013, respectively, and were $11.9 million and $10.9 million for the first six months of 2014 and 2013, respectively.

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

New Accounting Standards

In June of 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-12, “Compensation — Stock Compensation: Accounting for Share Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. ASU 2014-12 clarifies that performance targets that could be achieved after the requisite period should be treated as performance conditions. Those performance conditions would not be reflected in estimating the grant date fair value of the award, but instead would be accounted for when the achievement of the performance condition becomes probable. ASU 2014-12 is effective in the first quarter of 2016 for public companies with calendar year ends, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

In May of 2014, FASB issued ASU 2014-09, “Revenue from Contracts with Customers”. ASU 2014-09 converges revenue recognition under U.S. GAAP and IFRS. For U.S. GAAP, the standard generally eliminates transaction and industry-specific revenue recognition guidance. This includes current guidance on long-term construction-type contracts, software arrangements, real estate sales, telecommunication arrangements, and franchise sales. Under the new standard, revenue is recognized based on a five-step model. ASU 2014-09 is effective in the first quarter of 2017 for public companies with calendar year ends, and early adoption is not permitted for public companies under U.S. GAAP. The Company is assessing the impact of this standard on the Company’s financial statements.

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. ASU 2014-08 will change the definition of discontinued operations and limit discontinued operations presentation to disposals of components representing a strategic shift that will have a major effect on the operations and financial results of the issuer. ASU 2014-08 is effective in the first quarter of 2015 for public companies with calendar year ends, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

3.     Discontinued Operations

On August 1, 2013, the Company completed the sale of all of the outstanding shares of an indirectly wholly-owned subsidiary, Watts Insulation GmbH (Austroflex), receiving net cash proceeds of $7.9 million.  The loss after tax on disposal of the business was approximately $2.2 million. The Company does not have a substantial continuing involvement in Austroflex’s operations and cash flows, therefore Austroflex’s results of operations have been presented as discontinued operations and all periods presented have been adjusted in the consolidated interim financial statements to reflect Austroflex’s results as discontinued operations. Austroflex’s pretax loss included in discontinued operations for the six months ended June 30, 2013 was $0.2 million. Austroflex’s revenues reported in discontinued operations were $4.5 million and $7.7 million for the three and six month periods ended June 30, 2013, respectively.

4.     Financial Instruments and Derivative Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including deferred compensation plan assets and related liability, and contingent consideration. There were no designated cash flow hedges as of June 29, 2014 and December 31, 2013.  The fair values of these certain financial assets and liabilities were determined using the following inputs at June 29, 2014 and December 31, 2013:

	Fair Value Measurements at June 29, 2014 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Assets
Plan asset for deferred compensation(1)	$4.2	$4.2	$—	$—
Total assets	$4.2	$4.2	$—	$—
Liabilities
Plan liability for deferred compensation(2)	$4.2	$4.2	$—	$—
Contingent consideration(3)	2.2	—	—	2.2
Total liabilities	$6.4	$4.2	$—	$2.2

	Fair Value Measurements at December 31, 2013 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Assets
Plan asset for deferred compensation(1)	$4.6	$4.6	$—	$—
Total assets	$4.6	$4.6	$—	$—
Liabilities
Plan liability for deferred compensation(2)	$4.6	$4.6	$—	$—
Contingent consideration(3)	4.4	—	—	4.4
Total liabilities	$9.0	$4.6	$—	$4.4

(1)         Included on the Company’s consolidated balance sheet in other assets (other, net).

(2)         Included on the Company’s consolidated balance sheet in accrued compensation and benefits.

(3)         Included on the Company’s consolidated balance sheet in accrued expenses and other liabilities as of June 29, 2014 and in other noncurrent liabilities and accrued expenses and other liabilities as of December 31, 2013.

The table below provides a summary of the changes in fair value of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period December 31, 2013 to June 29, 2014.

	Balance	Purchases,	Total realized and unrealized (gains) losses included in:		Balance
	December 31, 2013	sales, settlements, net	Net earnings adjustments	Comprehensive income	June 29, 2014
	(in millions)
Contingent consideration	$4.4	$(2.2)	$—	$—	$2.2

On January 31, 2012, the Company completed the acquisition of tekmar Control Systems (tekmar) in a share purchase transaction. The initial purchase price paid was CAD $18.0 million, with post-closing adjustments related to working capital and an earnout based on the attainment of certain future earnings levels. A contingent liability of $5.1 million was recognized as the estimate of the acquisition date fair value of the contingent consideration. This liability was classified as Level 3 under the fair value hierarchy as it was based on the probability of achievement of a future performance metric as of the date of the acquisition, which was not observable in the market. The contingent liability was increased by $1.0 million during 2013 based on a revised estimate of the fair value of the contingent consideration. A portion of the contingent consideration was paid out during the first quarter of 2014 and the second quarter of 2013, in the amount of $2.2 million and $1.2 million, respectively, based on performance metrics achieved.  The earnout will be completed based on fiscal year 2014 earnings and final payment made in 2015.

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

	June 29,	December 31,
	2014	2013
	(in millions)
Carrying amount	$306.6	$307.7
Estimated fair value	$330.8	$333.4

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

2013 Actions

On July 30, 2013, the Board of Directors authorized a restructuring program with respect to the Company’s EMEA segment to reduce its European manufacturing footprint, improve organizational and operational efficiency and better align costs with expected revenues in response to changing market conditions. The restructuring program is expected to include a pre-tax charge to earnings totaling approximately $14.7 million, approximately $10.9 million of which is expected to be recorded through fiscal 2014 and the remainder recorded during fiscal 2015. Total expected pre-tax charges increased as of the second quarter of 2014 from $14.0 to $14.7 million due to additional expected severance costs. The total charge will include costs for severance benefits, relocation, site clean-up, professional fees and certain asset write-downs. The total net after-tax charge for the restructuring program is expected to be approximately $10.3 million. The restructuring program is expected to be completed by the end of the fourth quarter of fiscal 2015. Certain aspects of the restructuring program are subject to further analysis and determinations by local management and consultation and negotiation with various works councils. The net after-tax charge incurred in the second quarter and first six months of 2014 was $1.4 million and $1.7 million, respectively.

Other Actions

The Company also periodically initiates other actions which are not part of a major program.  In 2013 and 2014, the Company initiated restructuring activities in EMEA to relocate certain manufacturing activities and in EMEA and the Americas to reduce costs through a reduction-in-force.  There are no remaining expected costs relating to these actions.

A summary of the pre-tax cost by restructuring program is as follows:

	Second Quarter Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(in millions)
Restructuring costs:
2013 Actions	$2.1	$—	$2.5	$—
Other Actions	0.5	2.0	4.3	4.2
Total restructuring and other charges, net	$2.6	$2.0	$6.8	$4.2

The Company recorded pre-tax restructuring and other charges, net in its business segments as follows:

	Second Quarter Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(in millions)
Americas	$0.4	$0.1	$2.3	$0.3
EMEA	2.2	1.9	3.7	3.9
Corporate	—	—	0.8	—
Total	$2.6	$2.0	$6.8	$4.2

Details of the Company’s 2013 European footprint program reserve, which for the six months ended June 29, 2014 relates only to severance, is as follows:

Six Months Ended
June 29, 2014
(in millions)
Balance at December 31, 2013	$2.0
Net pre-tax restructuring charges	0.4
Utilization and foreign currency impact	(0.3)
Balance at March 30, 2014	$2.1
Net pre-tax restructuring charges	2.1
Utilization and foreign currency impact	(1.4)
Balance at June 29, 2014	$2.8

The following table summarizes total expected, incurred and remaining pre-tax costs for 2013 European footprint program actions by type, and all attributable to the EMEA reportable segment:

	Severance	Legal and consultancy	Asset write-downs	Facility exit and other	Total
	(in millions)
Expected costs	$13.0	$1.3	$0.2	$0.2	$14.7
Costs incurred—2013	(4.1)	—	—	—	(4.1)
Costs incurred—first quarter 2014	(0.1)	—	(0.2)	(0.1)	(0.4)
Costs incurred—second quarter 2014	(2.0)	(0.1)	—	—	(2.1)
Remaining costs at June 29, 2014	$6.8	$1.2	$—	$0.1	$8.1

6.     Earnings per Share

The following tables set forth the reconciliation of the calculation of earnings per share:

	For the Second Quarter Ended June 29, 2014			For the Second Quarter Ended June 30, 2013
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(amounts in millions, except per share amounts)
Basic EPS:
Net income	$21.3	35.3	$0.60	$18.9	35.5	$0.53
Effect of dilutive securities
Common stock equivalents		0.1			0.1
Diluted EPS:
Net income	$21.3	35.4	$0.60	$18.9	35.6	$0.53

Options to purchase 0.3 million and 0.4 million shares of Class A common stock were outstanding during the second quarters of 2014 and 2013, respectively, but were not included in the computation of diluted EPS because to do so would be anti-dilutive.

	For the First Six Months Ended June 29, 2014			For the First Six Months Ended June 30, 2013
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(amounts in millions, except per share amounts)
Basic EPS
Net income:
Continuing operations	$35.4	35.3	$1.00	$35.2	35.5	$0.99
Discontinued operations	—		—	(0.2)		(0.01)
Net income	$35.4		$1.00	$35.0		$0.99
Effect of dilutive securities
Common stock equivalents		0.1			0.1
Diluted EPS
Net income:
Continuing operations	$35.4		$1.00	$35.2		$0.99
Discontinued operations	—		—	(0.2)		(0.01)
Net income	$35.4	35.4	$1.00	$35.0	35.6	$0.98

Options to purchase 0.3 million and 0.4 million shares of Class A common stock were outstanding during each of the first six months of 2014 and 2013, respectively, but were not included in the computation of diluted EPS because to do so would be anti-dilutive.

On April 30, 2013, the Company’s Board of Directors authorized the repurchase of up to $90 million of the Company’s Class A common stock from time to time on the open market or in privately negotiated transactions.  The timing and number of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions.  Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws.  The repurchase program may be suspended or discontinued at any time, subject to the terms of any Rule 10b5-1 plan the Company may enter into with respect to the repurchase program.  During the second quarter ended June 29, 2014, the Company repurchased approximately 186,000 shares of Class A common stock at a cost of approximately $10.6 million.  During the first six months of 2014, the Company repurchased approximately 347,000 shares of Class A common stock at a cost of approximately $20.0 million. During the quarter ended and six months ended June 30, 2013, the Company repurchased approximately 213,000 shares of Class A common stock at a cost of approximately $10.0 million.

7.     Segment Information

The Company operates in three geographic segments: Americas, EMEA, and Asia-Pacific. Each of these operating segments is managed separately and has separate financial results that are reviewed by the Company’s chief operating decision-maker. All intercompany sales transactions have been eliminated. Sales by region are based upon location of the entity recording the sale. The accounting policies for each segment are the same as those described in the summary of significant accounting policies.

As of January 1, 2014, the Company began allocating certain expenses to its three operating segments that had previously been recorded as Corporate expenses. These expenses primarily include stock compensation, legal expenses and audit expenses that are directly attributable to and benefit the three operating segments.  The 2013 results have been retrospectively revised for comparative purposes.

The following is a summary of the Company’s significant accounts and balances by segment, reconciled to the consolidated totals:

	Second Quarter Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(in millions)
Net Sales
Americas	$241.8	$224.4	$460.9	$437.4
EMEA	143.9	134.1	283.0	273.3
Asia-Pacific	10.3	8.3	17.3	15.0
Consolidated net sales	$396.0	$366.8	$761.2	$725.7

Operating income (loss)
Americas	$29.0	$30.7	$51.6	$52.8
EMEA	13.1	9.8	22.0	20.7
Asia-Pacific	2.1	2.4	3.0	5.3
Subtotal reportable segments	44.2	42.9	76.6	78.8

Corporate (*)	(7.6)	(7.3)	(14.2)	(14.6)
Consolidated operating income	36.6	35.6	62.4	64.2

Interest income	0.2	0.2	0.3	0.3
Interest expense	(4.9)	(5.5)	(9.8)	(11.5)
Other income (expense), net	0.1	(1.4)	(0.3)	(1.4)
Income from continuing operations before income taxes	$32.0	$28.9	$52.6	$51.6
Capital Expenditures
Americas	$2.7	$4.6	$4.9	$12.8
EMEA	2.6	2.1	5.1	4.3
Asia-Pacific	0.3	0.3	0.6	0.9
Consolidated capital expenditures	$5.6	$7.0	$10.6	$18.0

Depreciation and Amortization
Americas	$4.9	$5.1	$9.7	$10.1
EMEA	6.8	6.4	13.4	12.9
Asia-Pacific	0.4	0.6	0.9	1.3
Consolidated depreciation and amortization	$12.1	$12.1	$24.0	$24.3

Identifiable Assets (at end of period)
Americas			$768.2	$743.0
EMEA			877.9	800.2
Asia-Pacific			80.6	80.1
Discontinued operations			—	12.5
Consolidated identifiable assets			$1,726.7	$1,635.8

Property, plant and equipment, net (at end of period)
Americas			$84.0	$86.0
EMEA			114.7	119.5
Asia-Pacific			13.6	14.6
Consolidated property, plant and equipment, net			$212.3	$220.1

*   Corporate expenses are primarily for administrative compensation expense, compliance costs, professional fees, including corporate-related legal and audit expenses, shareholder services and benefit administration costs.

Apart from the change noted above resulting from allocating certain expenses to its operating segments, the above operating segments are presented on a basis consistent with the presentation included in the Company’s December 31, 2013 consolidated financial statements included in its Annual Report on Form 10-K.

The U.S. property, plant and equipment of the Company’s Americas segment was $79.5 million and $81.0 million at June 29, 2014 and June 30, 2013, respectively.  The following includes U.S. net sales of the Company’s Americas segment:

	Second Quarter Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(in millions)

U.S. net sales	$222.1	$201.6	$423.7	$394.4

The following includes intersegment sales for Americas, EMEA and Asia-Pacific:

	Second Quarter Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(in millions)
Intersegment Sales
Americas	$1.9	$1.3	$3.1	$2.6
EMEA	3.8	2.4	7.4	5.1
Asia-Pacific	41.4	47.5	80.4	89.1
Intersegment sales	$47.1	$51.2	$90.9	$96.8

8.     Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of the following:

	Foreign Currency Translation	Pension Adjustment	Accumulated Other Comprehensive Income (Loss)
	(in millions)

Balance December 31, 2013	$37.9	$(25.9)	$12.0
Change in period	(4.3)	0.2	(4.1)
Balance March 30, 2014	$33.6	$(25.7)	$7.9
Change in period	(4.3)	0.1	(4.2)
Balance June 29, 2014	$29.3	$(25.6)	$3.7

Balance December 31, 2012	$14.4	$(25.2)	$(10.8)
Change in period	(19.9)	0.2	(19.7)
Balance March 31, 2013	$(5.5)	$(25.0)	$(30.5)
Change in period	7.5	0.1	7.6
Balance June 30, 2013	$2.0	$(24.9)	$(22.9)

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

Borrowings outstanding under the Credit Agreement bear interest at a fluctuating rate per annum equal to an applicable percentage equal to (1) in the case of Eurocurrency rate loans, the British Bankers Association LIBOR rate plus an applicable percentage, ranging from 0.975% to 1.45%, determined by reference to the Company’s consolidated leverage ratio, or (2) in the case of base rate loans and swing line loans, the highest of (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such day as announced by JPMorgan Chase Bank, N.A. as its “prime rate,” and (c) the British Bankers Association LIBOR rate plus 1.0%, plus an applicable percentage, ranging from 0.00% to 0.45%, determined by reference to the Company’s consolidated leverage ratio. In addition to paying interest under the Credit Agreement, the Company is also required to pay certain fees in connection with the credit facility, including, but not limited to, an unused facility fee and letter of credit fees.  Under the Credit Agreement, the Company is required to satisfy and maintain specified financial ratios and other financial condition tests.  The Company may repay loans outstanding under the Credit Agreement from time to time without premium or penalty, other than customary breakage costs, if any, and subject to the terms of the Credit Agreement. As of June 29, 2014, the Company was in compliance with all covenants related to the Credit Agreement and had $476.4 million of unused and available credit under the Credit Agreement and $23.6 million of stand-by letters of credit outstanding on the Credit Agreement. The Company did not have any borrowings outstanding under the Credit Agreement at June 29, 2014.

The Company is a party to several note agreements as further detailed in Note 10 of Notes to Consolidated Financial Statements of the Annual Report on Form 10-K for the year ended December 31, 2013.  These note agreements require the Company to maintain a fixed charge coverage ratio of consolidated EBITDA plus consolidated rent expense during the period to consolidated fixed charges.  Consolidated fixed charges are the sum of consolidated interest expense for the period and consolidated rent expense.  As of June 29, 2014, the Company was in compliance with all covenants regarding these note agreements.

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

As of June 29, 2014, the Company estimates that the aggregate amount of reasonably possible loss in excess of the amount accrued for its legal contingencies is approximately $10.3 million, pre-tax.  With respect to the estimate of reasonably possible loss, management has estimated the upper end of the range of reasonably possible loss based on (i) the amount of money damages claimed, where applicable, (ii) the allegations and factual development to date, (iii) available defenses based on the allegations, and/or (iv) other potentially liable parties.  This estimate is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties.  The matters underlying the estimate will change from time to time, and actual results may vary significantly from the current estimate.  In the event of an unfavorable outcome in one or more matters, the ultimate liability may be in excess of amounts currently accrued, if any, and may be material to the Company’s operating results or cash flows for a particular quarterly or annual period.  However, based on information currently known to it, management believes that the ultimate outcome of all matters, as they are resolved over time, is not likely to have a material adverse effect on the financial condition of the Company, though the outcome could be material to the Company’s operating results for any particular period depending, in part, upon the operating results for such period.

Trabakoolas et al., v, Watts Water Technologies, Inc., et al.,

On March 8, 2012, Watts Water Technologies, Inc., Watts Regulator Co., and Watts Plumbing Technologies Co., Ltd., among other companies, were named as defendants in a putative nationwide class action complaint filed in the U.S. District Court for the Northern District of California seeking to recover damages and other relief based on the alleged failure of toilet connectors. The complaint sought among other items, damages in an unspecified amount, replacement costs, injunctive relief, and attorneys’ fees and costs.

On December 12, 2013, the Company reached an agreement in principle to settle all claims. The total settlement amount is $23.0 million, of which the Company would be responsible for $14.0 million after insurance proceeds of $9.0 million. The settlement was subject to review by the Court at a preliminary approval hearing held on February 12, 2014. The Court granted preliminary approval on February 14, 2014. On July 18, 2014, the Court granted final approval of the class settlement at a fairness hearing, and issued a subsequent written order formalizing the approval on August 5, 2014.  The order will become final unless an appeal is taken within thirty days. The Company will vigorously contest any appeal that is taken. If the order becomes final without an appeal, the litigation will be terminated.

During the fourth quarter of 2013, the Company recorded a liability of $22.6 million related to the Trabakoolas matter, of which $12.7 million was included in current liabilities and $9.9 million in other noncurrent liabilities. In addition, a $9.0 million receivable was recorded in current assets related to insurance proceeds due under a separate settlement agreement if the class action settlement is approved and becomes final.  The liability was reduced by $1.3 million for notice and claims administrator payments made during the first half of 2014 and as of June 29, 2014, the remaining total liability was $21.3 million.

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

Environmental Remediation

The Company has been named as a potentially responsible party with respect to a limited number of identified contaminated sites.  The levels of contamination vary significantly from site to site as do the related levels of remediation efforts.  Environmental liabilities are recorded based on the most probable cost, if known, or on the estimated minimum cost of remediation.  Accruals are not discounted to their present value, unless the amount and timing of expenditures are fixed and reliably determinable.  The Company accrues estimated environmental liabilities based on assumptions, which are subject to a number of factors and uncertainties.  Circumstances that can affect the reliability and precision of these estimates include identification of additional sites, environmental regulations, level of cleanup required, technologies available, number and financial condition of other contributors to remediation and the time period over which remediation may occur.  The Company recognizes changes in estimates as new remediation requirements are defined or as new information becomes available. Environmental liabilities as of the second quarter ended 2014 and 2013 were not considered material.

Asbestos Litigation

The Company is defending 47 lawsuits in different jurisdictions, alleging injury or death as a result of exposure to asbestos.  The complaints in these cases typically name a large number of defendants and do not identify any particular Company products as a source of asbestos exposure.  To date, the Company has obtained a dismissal in every case before it has reached trial because discovery has failed to yield evidence of substantial exposure to any Company products.

Other Litigation

Other lawsuits and proceedings or claims, arising from the ordinary course of operations, are also pending or threatened against the Company.

11.  Defined Benefit Plans

For the majority of its U.S. employees, the Company sponsors a funded non-contributing defined benefit pension plan, the Watts Water Technologies, Inc. Pension Plan (the “Pension Plan”), and an unfunded non-contributing defined benefit pension plan, the Watts Water Technologies, Inc. Supplemental Employees Retirement Plan (the “SERP”).  Benefits are based primarily on years of service and employees’ compensation. The funding policy of the Company for these plans is to contribute an annual amount that does not exceed the maximum amount that can be deducted for federal income tax purposes.  On October 31, 2011, the Company’s Board of Directors voted to cease accruals effective December 31, 2011 under both the Company’s Pension Plan and the SERP.  On April 28, 2014, the Company’s Board of Directors voted to terminate the Company’s Pension Plan and the SERP.

The Pension Plan was terminated effective July 31, 2014.  Distribution of plan assets pursuant to the termination will not be made until the plan termination satisfies the regulatory requirements prescribed by the Internal Revenue Service and the Pension Benefit Guaranty Corporation, which is expected to occur in late 2015.  The SERP was terminated effective May 15, 2014.  The Company will settle all liabilities under the SERP in accordance with Section 409A of the Internal Revenue Code by paying lump sums to plan participants at least twelve and no more than twenty four months following the termination date.  The Board of Directors authorized the Company to make such contributions to the Pension Plan and SERP as may be necessary to make the plans sufficient to settle all plan liabilities.

The components of net periodic benefit cost are as follows:

	Second Quarter Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(in millions)
Service cost — administrative costs	$0.1	$0.1	$0.3	$0.2
Interest costs on benefits obligation	1.5	1.4	3.0	2.8
Expected return on assets	(1.5)	(1.7)	(3.0)	(3.4)
Net actuarial loss amortization	0.2	0.2	0.5	0.4
Net periodic benefit cost	$0.3	$—	$0.8	$—

The information related to the Company’s pension funds cash flow is as follows:

	Six Months Ended
	June 29, 2014	June 30, 2013
	(in millions)
Employer contributions	$0.4	$0.4

The Company expects to contribute approximately $0.4 million to its pension plans for the remainder of 2014.

12.  Subsequent Events

Dividend Declared

On July 29, 2014, the Company declared a quarterly dividend of fifteen cents ($0.15) per share on each outstanding share of Class A common stock and Class B common stock payable on August 29, 2014 to stockholders of record at the close of business on August 18, 2014.

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

Our business is reported in three geographic segments: Americas, EMEA and Asia-Pacific. We distribute our products through three primary distribution channels: wholesale, do-it-yourself (DIY) and original equipment manufacturers (OEMs). Interest rates, the unemployment rate and credit availability have an indirect effect on the demand for our products due to the effect such rates have on the number of new residential and commercial construction starts and remodeling projects. All of these activities have an impact on our levels of sales and earnings. An additional factor that has an effect on our sales and operating income is fluctuation in foreign currency exchange rates, as approximately 44% of our sales in the second quarter ended June 29, 2014, and certain portions of our costs, assets and liabilities are denominated in currencies other than the U.S. dollar.

During the second quarter of 2014, sales increased $29.2 million as compared to the second quarter of 2013, primarily from an organic increase in sales of $23.7 million and a favorable foreign exchange movement of $5.5 million.  The foreign exchange impact was primarily due to the appreciation of the euro against the U.S. dollar, partially offset by the weakening of the Canadian dollar against the U.S. dollar.  Organic sales increased by 6.5% compared to last year’s comparable period, primarily from increased sales in the Americas.  Organic sales in the second quarter of 2014 increased in the Americas by $18.7 million, or 8.3%, an increase in EMEA of $3.1 million, or 2.3%, and an increase in Asia-Pacific by $1.9 million, or 22.9%.  Organic sales growth excludes the impacts of acquisitions, divestitures and foreign exchange from year-over-year comparisons.  We believe this provides investors with a more complete understanding of underlying sales trends by providing sales growth on a consistent basis.  Gross margin decreased in the second quarter of 2014 as compared to 2013 by 1.1 percentage points.  The decrease is due primarily to lower absorption, higher production costs and increased customer rebate expense in the Americas partially offset by production efficiencies, favorable material prices and cost containment in EMEA. Operating income of $36.6 million increased by 2.8% in the second quarter of 2014 as compared to the second quarter of 2013, driven primarily by cost control efforts in EMEA offset by increased selling, general and administrative expenses and restructuring costs.  Included in selling, general and administrative expenses for the quarter was $1.6 million of EMEA transformation deployment costs.

The EMEA transformation program began in the fourth quarter of 2013 and is designed to realign our European operating strategy from being country specific to pan European focused.  Under this initiative, we intend to (1) develop better sales capabilities through improved product management and enhanced product cross-selling efforts, (2) drive more efficient sourcing and logistics, and (3) enhance our focus on emerging market opportunities. We plan to align our legal and tax structure in accordance with our business structure and take advantage of favorable tax rates where possible. We expect this project to be ongoing through 2016. We incurred non-recurring deployment costs of approximately $1.6 million and $5.1 million in the three and six month periods ended June 29,

2014, respectively, and $6.3 million for the project to date. These non-recurring costs consist primarily of external consulting and IT related costs, and are exclusive of restructuring expense.  A more detailed description of this program can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Another risk we face in all areas of our business is competition. We consider brand preference, engineering specifications, code requirements, price, technological expertise, delivery times, quality and breadth of product offerings to be the primary competitive factors. We believe that product development, product testing capability, breadth of product offerings and investment in plant and equipment needed to manufacture products in compliance with code requirements represent a competitive advantage for us. We expect to spend approximately $25 to $28 million during 2014 for purchases of capital equipment to continue to improve our manufacturing capabilities.

Recent Events

Dividend Declared

On July 29, 2014, we declared a quarterly dividend of fifteen cents ($0.15) per share on each outstanding share of Class A common stock and Class B common stock payable on August 29, 2014 to stockholders of record at the close of business on August 18, 2014.

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

The Pension Plan was terminated effective July 31, 2014.  Distribution of plan assets pursuant to the termination will not be made until the plan termination satisfies the regulatory requirements prescribed by the Internal Revenue Service and the Pension Benefit Guaranty Corporation, which is expected to occur in late 2015.  The SERP was terminated effective May 15, 2014.  We will settle all liabilities under the SERP in accordance with Section 409A of the Internal Revenue Code by paying lump sums to plan participants at least twelve and no more than twenty four months following the termination date.  The Board of Directors authorized us to make such contributions to the Pension Plan and SERP as may be necessary to make the plans sufficient to settle all plan liabilities.

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

On December 12, 2013, we reached an agreement in principle to settle all claims. The total settlement amount is $23.0 million, of which we would be responsible for $14.0 million after insurance proceeds of $9.0 million. The settlement was subject to review by the Court at a preliminary approval hearing held on February 12, 2014. The Court granted preliminary approval on February 14, 2014. On July 18, 2014, the Court granted final approval of the class settlement at a fairness hearing, and issued a subsequent written order formalizing the approval on August 5, 2014.  The order will become final unless an appeal is taken within thirty days.

Results of Operations

Second Quarter Ended June 29, 2014 Compared to Second Quarter Ended June 30, 2013

Net Sales.  Our business is reported in three geographic segments: Americas, EMEA and Asia-Pacific. Our net sales in each of these segments for each of the second quarters of 2014 and 2013 were as follows:

	Second Quarter Ended June 29, 2014		Second Quarter Ended June 30, 2013			% Change to Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales
	(dollars in millions)
Americas	$241.8	61.1%	$224.4	61.2%	$17.4	4.7%
EMEA	143.9	36.3	134.1	36.5	9.8	2.7
Asia-Pacific	10.3	2.6	8.3	2.3	2.0	0.6
Total	$396.0	100.0%	$366.8	100.0%	$29.2	8.0%

The change in net sales was attributable to the following:

					Change As a % of Consolidated Net Sales				Change As a % of Segment Net Sales
	Americas	EMEA	Asia- Pacific	Total	Americas	EMEA	Asia- Pacific	Total	Americas	EMEA	Asia- Pacific
					(dollars in millions)
Organic	$18.7	$3.1	$1.9	$23.7	5.1%	0.9%	0.5%	6.5%	8.3%	2.3%	22.9%
Foreign exchange	(1.3)	6.7	0.1	5.5	(0.4)	1.8	0.1	1.5	(0.5)	5.0	1.2
Total	$17.4	$9.8	$2.0	$29.2	4.7%	2.7%	0.6%	8.0%	7.8%	7.3%	24.1%

Our products are sold to wholesalers, DIY chains, and OEMs. The change in organic net sales by channel was attributable to the following:

					Change As a % of Prior Year Sales
	Wholesale	DIY	OEMs	Total	Wholesale	DIY	OEMs
	(dollars in millions)
Americas	$17.5	$1.3	$(0.1)	$18.7	10.9%	2.9%	(0.5)%
EMEA	(1.4)	(0.4)	4.9	3.1	(2.0)	(10.3)	8.2
Asia-Pacific	1.9	—	—	1.9	22.9	—	—
Total	$18.0	$0.9	$4.8	$23.7

Organic net sales in the Americas wholesale and DIY markets increased in the second quarter of 2014, compared to the second quarter of 2013, mainly due to increased sales in residential and commercial flow product lines.

Organic net sales in the EMEA wholesale market decreased as compared to the second quarter of 2013 primarily due to a general wholesale market decline including slower Italian and Middle East markets and a slight decrease in the drains market. These decreases were offset by increased sales in the German OEM market and our electronic controls business.

Organic net sales in the Asia-Pacific wholesale market increased as compared to the second quarter of 2013 primarily due to increased sales in residential valve and heating products.

The net increase in sales due to foreign exchange was primarily due to the appreciation of the euro and the Chinese yuan against the U.S. dollar offset partially by the depreciation of the Canadian dollar against the U.S. dollar. We cannot predict whether foreign currencies will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

Gross Profit. Gross profit and gross profit as a percent of net sales (gross margin) for the second quarters of 2014 and 2013 were as follows:

	Second Quarter Ended
	June 29, 2014	June 30, 2013
	(dollars in millions)
Gross profit	$139.0	$132.8
Gross margin	35.1%	36.2%

Americas’ gross margin decreased compared to the second quarter of 2013 due primarily to higher production costs mainly in our lead free foundry and increased customer rebates.  EMEA’s gross margin increased primarily due to production efficiencies, favorable material prices and cost containment.

Selling, General and Administrative Expenses.  Selling, general and administrative, or SG&A, expenses for the second quarter of 2014 increased $4.6 million, or 4.8%, compared to the second quarter of 2013.  The increase in SG&A expenses was attributable to the following:

	(in millions)	% Change

Organic	$3.3	3.5%
Foreign exchange	1.3	1.3
Total	$4.6	4.8%

The organic increase in SG&A expenses was primarily due to EMEA transformation non-recurring deployment costs of $1.6 million, increased commission and freight costs of $1.2 million associated with increased sales, increased personnel costs of $0.8 million, and increased product liability and workers compensation costs of $0.6 million, partially offset by a decrease in legal expense of $0.7 million due to fewer ongoing legal matters.  The non-recurring EMEA deployment costs of $1.6 million consist primarily of external consulting and IT related costs. The increase in SG&A expenses from foreign exchange was primarily due to the appreciation of the euro against the U.S. dollar in 2014.  Total SG&A expenses, as a percentage of sales, were 25.2% in the second quarter of 2014 and 26.0% in the second quarter of 2013.

Restructuring and Other Charges, Net. In the second quarter of 2014, we recorded a net charge of $2.6 million primarily for involuntary terminations and other costs incurred as part of our EMEA restructuring plans and a reduction-in-force in the Americas, as compared to $2.0 million of restructuring charges for the second quarter of 2013. For a more detailed description of our current restructuring plans, see Note 5 of Notes to Consolidated Financial Statements.

Operating Income.  Operating income (loss) by geographic segment for the second quarters of 2014 and 2013 were as follows:

	Second Quarter Ended			% Change to Consolidated Operating
	June 29, 2014	June 30, 2013	Change	Income
	(dollars in millions)
Americas	$29.0	$30.7	$(1.7)	(4.8)%
EMEA	13.1	9.8	3.3	9.2
Asia-Pacific	2.1	2.4	(0.3)	(0.8)
Corporate	(7.6)	(7.3)	(0.3)	(0.8)
Total	$36.6	$35.6	$1.0	2.8%

The increase (decrease) in operating income (loss) is attributable to the following:

						Change					Change
						As a % of Consolidated Operating Income					As a % of Segment Operating Income
	Americas	EMEA	Asia- Pacific	Corporate	Total	Americas	EMEA	Asia- Pacific	Corporate	Total	Americas	EMEA	Asia- Pacific	Corporate
	(dollars in millions)
Organic	$(1.1)	$2.7	$(0.3)	$(0.3)	$1.0	(3.1)%	7.5%	(0.8)%	(0.8)%	2.8%	(3.6)%	27.5%	(12.5)%	(4.1)%
Foreign exchange	(0.2)	0.8	—	—	0.6	(0.6)	2.3	—	—	1.7	(0.6)	8.2	—	—
Restructuring, impairment charges and other	(0.4)	(0.2)	—	—	(0.6)	(1.1)	(0.6)	—	—	(1.7)	(1.3)	(2.0)	—	—
Total	$(1.7)	$3.3	$(0.3)	$(0.3)	$1.0	(4.8)%	9.2%	(0.8)%	(0.8)%	2.8%	(5.5)%	33.7%	(12.5)%	(4.1)%

The increase in consolidated operating income was due primarily to increased gross profit partially offset by an increase in SG&A expenses and restructuring and other charges.  The decrease in Americas’ organic operating income was driven by higher production costs and increased restructuring expenses.  The EMEA organic operating income increase was due to increased sales volumes, production efficiencies and SG&A expense reductions offset by the EMEA transformation deployment costs of $1.6 million.

Interest Expense.  Interest expense decreased $0.6 million, or 10.9%, for the second quarter of 2014 as compared to the second quarter of 2013 primarily due to the retirement in mid-May 2013 of $75 million in unsecured senior notes and lower borrowing rates on our stand-by letters of credit.

Other expense (income), net.  Other expense, net decreased $1.5 million for the second quarter of 2014 as compared to the second quarter of 2013 primarily due to fewer net foreign currency transaction losses.

Income Taxes.  Our effective income tax rate for continuing operations decreased to 33.4% in the second quarter of 2014 from 34.6% for the second quarter of 2013.  The decrease was largely due to worldwide earnings mix as a result of Europe contributing a larger portion of worldwide earnings in 2014 than in 2013 and certain tax adjustments in the second quarter of 2013 that did not repeat in 2014.

Net Income.  Net income from continuing operations for the second quarter of 2014 was $21.3 million, or $0.60 per common share, compared to $18.9 million, or $0.53 per common share, for the second quarter of 2013. Results for the second quarter of 2014 include after-tax charges of $1.8 million, or $0.05 per common share, for restructuring and other charges, EMEA transformation deployment costs of $1.2 million or $0.04 per common share, compared to $1.5 million, or $0.04 per common share, for restructuring and other charges for the second quarter of 2013.

Six Months Ended June 29, 2014 Compared to Six Months Ended June 30, 2013

Net Sales.  Our business is reported in three geographic segments: Americas, EMEA and Asia-Pacific. Our net sales in each of these segments for each of the first six months of 2014 and 2013 were as follows:

	Six Months Ended June 29, 2014		Six Months Ended June 30, 2013			% Change to Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales
	(dollars in millions)
Americas	$460.9	60.5%	$437.4	60.3%	$23.5	3.3%
EMEA	283.0	37.2	273.3	37.6	9.7	1.3
Asia-Pacific	17.3	2.3	15.0	2.1	2.3	0.3
Total	$761.2	100.0%	$725.7	100.0%	$35.5	4.9%

The change in net sales was attributable to the following:

					Change As a % of Consolidated Net Sales				Change As a % of Segment Net Sales
	Americas	EMEA	Asia- Pacific	Total	Americas	EMEA	Asia- Pacific	Total	Americas	EMEA	Asia- Pacific
					(dollars in millions)
Organic	$26.5	$(1.8)	$2.0	$26.7	3.7%	(0.3)%	0.3%	3.7%	6.1%	(0.7)%	13.3%
Foreign exchange	(3.0)	11.5	0.3	8.8	(0.4)	1.6	—	1.2	(0.7)	4.2	2.0
Total	$23.5	$9.7	$2.3	$35.5	3.3%	1.3%	0.3%	4.9%	5.4%	3.5%	15.3%

Our products are sold to wholesalers, DIY chains, and OEMs. The change in organic net sales by channel was attributable to the following:

					Change As a % of Prior Year Sales
	Wholesale	DIY	OEMs	Total	Wholesale	DIY	OEMs
	(dollars in millions)
Americas	$25.0	$1.4	$0.1	$26.5	8.0%	1.6%	0.3%
EMEA	(3.4)	(1.2)	2.8	(1.8)	(2.4)	(15.0)	2.3
Asia-Pacific	2.0	—	—	2.0	13.3	—	—
Total	$23.6	$0.2	$2.9	$26.7

Organic net sales in the Americas wholesale, DIY and OEM markets increased in the first six months of 2014, compared to the first six months of 2013, mainly due to increased sales volume and pricing in residential and commercial flow product lines.

Organic net sales in the EMEA wholesale market decreased as compared to the first six months of 2013 primarily due to softening in the German wholesale market and a slight decrease in the drains and Middle East markets. These decreases were partially offset by increases in the EMEA OEM market by increased sales in the German OEM market and our electronic controls business.

Organic net sales in the Asia-Pacific wholesale market increased as compared to the second quarter of 2013 primarily due to increased sales in residential valve and heating products

The net increase in sales due to foreign exchange was primarily due to the appreciation of the euro and the Chinese yuan against the U.S. dollar offset partially by the depreciation of the Canadian dollar against the U.S. dollar. We cannot predict whether foreign currencies will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

Gross Profit. Gross profit and gross profit as a percent of net sales (gross margin) for the first six months of 2014 and 2013 were as follows:

	Six Months Ended
	June 29, 2014	June 30, 2013
	(dollars in millions)
Gross profit	$272.3	$261.7
Gross margin	35.8%	36.1%

Americas’ gross margin decreased compared to the first six months of 2013 due primarily to higher production costs mainly in our lead free foundry and increased customer rebates more than offsetting the favorable product mix.  EMEA’s gross margin increased primarily due to production efficiencies, favorable material prices and cost reductions.  Asia-Pacific’s gross margin decreased slightly primarily due to reduced volume driven by lower intercompany sales.

Selling, General and Administrative Expenses.  Selling, general and administrative, or SG&A, expenses for the first six months of 2014 increased $9.8 million, or 5.1%, compared to the first six months of 2013.  The increase in SG&A expenses was attributable to the following:

	(in millions)	% Change

Organic	$7.8	4.1%
Foreign exchange	2.0	1.0
Total	$9.8	5.1%

The organic increase in SG&A expenses was primarily due to EMEA transformation non-recurring deployment costs of $5.1 million, a $1.9 million accrual for additional U.S. import duties and fees pertaining to activities during the previous five years, increased commission and freight costs of $2.8 million associated with increased sales, and increased product liability and workers compensation costs of $0.7 million, partially offset by decreased legal expenses of $2.4 million due to fewer ongoing legal matters and a favorable legal settlement of $1.5 million.  The non-recurring EMEA deployment costs of $5.1 million consist primarily of external consulting and IT related costs. The increase in SG&A expenses from foreign exchange was primarily due to the appreciation of the euro against the U.S. dollar offset partially by the depreciation of the Canadian dollar against the U.S. dollar in 2014.  Total SG&A expenses, as a percentage of sales, were 26.7% in the first six months of 2014 and 26.6% in the first six months of 2013.

Restructuring and Other Charges, Net. In the first six months of 2014, we recorded a net charge of $6.8 million primarily for involuntary terminations and other costs incurred as part of our EMEA restructuring plans and a reduction-in-force in the Americas and Corporate, as compared to $4.2 million of restructuring charges for the first six months of 2013. For a more detailed description of our current restructuring plans, see Note 5 of Notes to Consolidated Financial Statements.

Operating Income.  Operating income (loss) by geographic segment for the first six months of 2014 and 2013 were as follows:

	Six Months Ended			% Change to Consolidated Operating
	June 29, 2014	June 30, 2013	Change	Income
	(dollars in millions)
Americas	$51.6	$52.8	$(1.2)	(1.8)%
EMEA	22.0	20.7	1.3	2.0
Asia-Pacific	3.0	5.3	(2.3)	(3.6)
Corporate	(14.2)	(14.6)	0.4	0.6
Total	$62.4	$64.2	$(1.8)	(2.8)%

The increase (decrease) in operating income (loss) is attributable to the following:

						Change					Change
						As a % of Consolidated Operating Income					As a % of Segment Operating Income
	Americas	EMEA	Asia- Pacific	Corporate	Total	Americas	EMEA	Asia- Pacific	Corporate	Total	Americas	EMEA	Asia- Pacific	Corporate
	(dollars in millions)
Organic	$1.4	$(0.3)	$(2.3)	$1.2	$—	2.2%	(0.5)%	(3.6)%	1.9%	—%	2.6%	(1.4)%	(43.4)%	(8.2)%
Foreign exchange	(0.5)	1.3	—	—	0.8	(0.7)	2.0	—	—	1.3	(0.9)	6.3	—	—
Restructuring, impairment charges and other	(2.1)	0.3	—	(0.8)	(2.6)	(3.3)	0.5	—	(1.3)	(4.1)	(4.0)	1.4	—	5.5
Total	$(1.2)	$1.3	$(2.3)	$0.4	$(1.8)	(1.8)%	2.0%	(3.6)%	0.6%	(2.8)%	(2.3)%	6.3%	(43.4)%	(2.7)%

The decrease in consolidated operating income was due primarily to an increase in SG&A expenses and restructuring and other charges.  The increase in Americas’ organic operating income was driven by higher sales volume offset by production inefficiencies and increased restructuring expenses.  The EMEA organic operating income decrease was due to EMEA transformation deployment costs of $5.1 million offset by productivity efficiencies and SG&A expense reductions. Asia-Pacific’s organic operating income decreased primarily due to the impact on gross margins from reduced absorption driven by lower intercompany sales.

Interest Expense.  Interest expense decreased $1.7 million, or 14.8%, for the first six months of 2014 as compared to the first six months of 2013 primarily due to the retirement in mid-May 2013 of $75 million in unsecured senior notes and lower borrowing rates on our stand-by letters of credit.

Other expense (income), net.  Other expense (income), net decreased $1.1 million for the first six months of 2014 as compared to the first six months of 2013, primarily due to fewer net foreign currency transaction losses.

Income Taxes.  Our effective income tax rate for continuing operations increased to 32.7% in the first six months of 2014 from 31.8% for the first six months of 2013.  The lower rate in 2013 can be attributed to the benefit of the 2012 U.S. research credit which was recorded in early 2013 when the law was re-enacted.  The tax rate is slightly higher in 2014 due to the Americas earnings mix, with the U.S. contributing a larger portion of worldwide earnings in 2014 than in 2013.

Net Income.  Net income from continuing operations for the first six months of 2014 was $35.4 million, or $1.00 per common share, compared to $35.0 million, or $0.99 per common share, for the first six months of 2013. Results for the first six months of 2014 include after-tax charges of $4.5 million, or $0.13 per common share, for restructuring and other charges, EMEA transformation deployment costs of $3.7 million or $0.11 per common share, compared to $3.0 million, or $0.08 per common share, for restructuring and other charges for the first six months of 2013.

Liquidity and Capital Resources

We generated $18.4 million of net cash from operating activities in the first six months of 2014 as compared to $21.8 million in the first six months of 2013. This decrease is primarily due to the net change in working capital driven by increased sales and accounts receivable balances and higher inventory levels to support the lead free conversion.  Working capital (defined as current assets less current liabilities) as of June 29, 2014 was $547.4 million compared to $476.1 million as of June 30, 2013.

We used $10.4 million of net cash for investing activities for the first six months of 2014 for the purchase of capital equipment.  For the remainder of fiscal year 2014, we expect to invest approximately $15 to $18 million in capital equipment as part of our ongoing commitment to improve our operating capabilities.

We used $29.3 million of net cash for financing activities for the first six months of 2014 primarily for the payments to repurchase approximately 347 thousand shares of Class A common stock at a cost of approximately $20.0 million and payment of dividends of $9.9 million. For the remainder of fiscal year 2014, we expect to invest approximately $20 million in our stock repurchase program.

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

Borrowings outstanding under the Credit Agreement bear interest at a fluctuating rate per annum equal to an applicable percentage equal to (1) in the case of Eurocurrency rate loans, the British Bankers Association LIBOR rate plus an applicable percentage, ranging from 0.975% to 1.45%, determined by reference to the Company’s consolidated leverage ratio, or (2) in the case of base rate loans and swing line loans, the highest of (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such day as announced by

JPMorgan Chase Bank, N.A. as its “prime rate,” and (c) the British Bankers Association LIBOR rate plus 1.0%, plus an applicable percentage, ranging from 0.00% to 0.45%, determined by reference to our consolidated leverage ratio. In addition to paying interest under the Credit Agreement, we are also required to pay certain fees in connection with the credit facility, including, but not limited to, an unused facility fee and letter of credit fees.  Under the Credit Agreement, we are required to satisfy and maintain specified financial ratios and other financial condition tests. We may repay loans outstanding under the Credit Agreement from time to time without premium or penalty, other than customary breakage costs, if any, and subject to the terms of the Credit Agreement.  As of June 29, 2014, we had $23.6 million of stand-by letters of credit outstanding under the Credit Agreement. As of June 29, 2014, we were in compliance with all covenants related to the Credit Agreement and had $476.4 million of unused and available credit under the Credit Agreement.

Working capital as of June 29, 2014 was $547.4 million compared to $530.2 million as of December 31, 2013.  The increase is primarily due to an increase in accounts receivable and inventory, a decrease in accounts payable, offset by a decrease in cash and cash equivalents. Cash and cash equivalents decreased to $244.3 million as of June 29, 2014, compared to $267.9 million as of December 31, 2013, primarily driven by the repurchase of stock. The ratio of current assets to current liabilities was 2.7 to 1 as of June 29, 2014 and 2.6 to 1 as of December 31, 2013.

Our Pension Plan was terminated effective July 31, 2014.  The plan termination must first satisfy the regulatory requirements prescribed by the Internal Revenue Service and the Pension Benefit Guaranty Corporation, which is expected to occur in late 2015. Once the requirements are met, distribution of plan assets pursuant to the termination is expected to occur within four months. Our SERP was terminated effective May 15, 2014.  We will settle all liabilities under the SERP in accordance with Section 409A of the Internal Revenue Code by paying lump sums to plan participants at least twelve and no more than twenty four months following the termination date.  Based on our third party actuary’s estimate using preliminary assumptions, our estimated cash outflow is approximately $30-40 million.  This estimated range is subject to change based on the fair value of the plan assets at distribution, market interest rates and annuity purchase rates at distribution and elected forms of payment.

As of June 29, 2014, we held $244.3 million in cash and cash equivalents.  Of this amount, approximately $217.0 million of cash and cash equivalents was held by foreign subsidiaries.  Our ability to fund U.S. operations from this balance could be limited by possible tax implications of moving proceeds across jurisdictions.  Our U.S. operations currently generate sufficient cash flows to meet our domestic obligations.  We also have the ability to borrow funds at reasonable interest rates or utilize the committed funds under our Credit Agreement.  However, if amounts held by foreign subsidiaries were needed to fund operations in the United States, we could be required to accrue and pay taxes to repatriate these funds.  Such charges may include a federal tax of up to 35.0% on dividends received in the U.S., potential state income taxes and an additional withholding tax payable to foreign jurisdictions of up to 10.0%.  However, our intent is to permanently reinvest undistributed earnings of foreign subsidiaries through operations or acquisitions, and there are no current plans to repatriate the undistributed earnings to fund operations in the United States.

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

A reconciliation of net cash provided by operating activities to free cash flow and calculation of our cash conversion rate is provided below:

	Six Months Ended
	June 29, 2014	June 30, 2013
	(in millions)
Net cash provided by operating activities	$18.4	$21.8
Less: additions to property, plant, and equipment	(10.6)	(18.0)
Plus: proceeds from the sale of property, plant, and equipment	0.2	1.4
Free cash flow	$8.0	$5.2

Net income from continuing operations	$35.4	$35.2

Cash conversion rate of free cash flow to net income from continuing operations	22.6%	14.8%

Our free cash flow increased in the second quarter of 2014 when compared to the second quarter of 2013 primarily due to higher capital expenditure in 2013 related to our lead free foundry.

Our net debt to capitalization ratio (a non-GAAP financial measure) at June 29, 2014 was 5.8%, compared to 3.8% at December 31, 2013. The increase in net debt to capitalization ratio is due to an increase in net debt primarily driven by a reduction in cash and cash equivalents at June 29, 2014. Management believes the net debt to capitalization ratio is an appropriate supplemental measure because it helps investors understand our ability to meet our financing needs and serves as a basis to evaluate our financial structure. Our computation may not be comparable to other companies that may define their net debt to capitalization ratios differently.

A reconciliation of long-term debt (including current portion) to net debt and our net debt to capitalization ratio is provided below:

	June 29,	December 31,
	2014	2013
	(in millions)
Current portion of long-term debt	$2.1	$2.2
Plus: long-term debt, net of current portion	304.5	305.5
Less: cash and cash equivalents	(244.3)	(267.9)
Net debt	$62.3	$39.8

	June 29,	December 31,
	2014	2013
	(in millions)
Net debt	$62.3	$39.8
Plus: total stockholders’ equity	1,008.6	1,002.1
Capitalization	$1,070.9	$1,041.9
Net debt to capitalization ratio	5.8%	3.8%

We maintain letters of credit that guarantee our performance or payment to third parties in accordance with specified terms and conditions. Amounts outstanding were approximately $23.6 million as of June 29, 2014 and at December 31, 2013. Our letters of credit are primarily associated with insurance coverage and, to a lesser extent, foreign purchases and generally expire within one year of issuance. These instruments may exist or expire without being drawn down; therefore they do not necessarily represent future cash flow obligations.

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

Application of Critical Accounting Policies and Key Estimates

The preparation of our consolidated financial statements in accordance with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported. A critical accounting estimate is an assumption about highly uncertain matters and could have a material effect on the consolidated financial statements if another, also reasonable, amount were used, or, a change in the estimate is reasonably likely from period to period. We base our assumptions on historical experience and on other estimates that we believe are reasonable under the circumstances. Actual results could differ significantly from these estimates.  There were no changes in accounting policies or significant changes in accounting estimates during the first six months of 2014.

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

Goodwill and other intangibles

We have made numerous acquisitions over the years which included the recognition of a significant amount of goodwill. Goodwill is tested for impairment annually or more frequently if an event or circumstance indicates that an impairment loss may have been incurred. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, and determination of the fair value of each reporting unit. We estimate the fair value of our reporting units using an income approach based on the present value of estimated future cash flows, and when appropriate, guideline public company and guideline transaction market approach.  We have eight reporting units in continuing operations, including Residential and Commercial, Dormont, Drains & Water Re-use, Water Quality, EMEA, Blücher, BRAE and Asia-Pacific.  Our Water Quality and BRAE reporting units have no goodwill.

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

Legal contingencies

We are a defendant in numerous legal matters including those involving environmental law and product liability as discussed in more detail in Part I, Item 1, “Business - Product Liability, Environmental and Other Litigation Matters,” of our Annual Report on Form 10-K for the year ended December 31, 2013.  As required by GAAP, we determine whether an estimated loss from a loss contingency should be accrued by assessing whether a loss is deemed probable and the loss amount can be reasonably estimated. When it is possible to estimate reasonably possible loss or range of loss above the amount accrued, that estimate is aggregated and disclosed.  Estimates of potential outcomes of these contingencies are developed in consultation with outside counsel. While this assessment is based upon all available information, litigation is inherently uncertain and the actual liability to fully resolve this litigation cannot be predicted with any assurance of accuracy. In the event of an unfavorable outcome in one or more legal matters, the ultimate liability may be in excess of amounts currently accrued, if any, and may be material to our operating results or cash flows for a particular quarterly or annual period.

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

We determine these assumptions based on consultation with outside actuaries and investment advisors. Any variance in these assumptions could have a significant impact on future recognized pension costs, assets and liabilities.  On October 31, 2011, our Board of Directors voted to cease accruals of additional benefits effective December 31, 2011 under both the Pension Plan and Supplemental Employees Retirement Plan. On April 28, 2014, the Company’s Board of Directors voted to terminate the Company’s Pension Plan and Supplemental Employees Retirement Plan. The Pension Plan was terminated effective July 31, 2014.  Distribution of plan assets pursuant to the termination will not be made until the plan termination satisfies the regulatory requirements prescribed by the Internal Revenue Service and the Pension Benefit Guaranty Corporation, which is expected to occur in late 2015.  The SERP was terminated effective May 15, 2014.  The Company will settle all liabilities under the SERP in accordance with Section 409A of the Internal Revenue Code by paying lump sums to plan participants at least twelve and no more than twenty four months following the termination date.  The Board of Directors authorized the Company to make such contributions to the Pension Plan and SERP as may be necessary to make the plans sufficient to settle all plan liabilities. Refer to Note 11 in Item 1. Financial Statement, for further details.

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

New Accounting Standards

In June of 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-12, “Compensation — Stock Compensation: Accounting for Share Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. ASU 2014-12 clarifies that performance targets that could be achieved after the requisite period should be treated as performance conditions. Those performance conditions would not be reflected in estimating the grant date fair value of the award, but instead would be accounted for when the achievement of the performance condition becomes probable. ASU 2014-12 is effective in the first quarter of 2016 for public companies with calendar year ends, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on our financial statements.

In May of 2014, FASB issued ASU 2014-09, “Revenue from Contracts with Customers”. ASU 2014-09 converges revenue recognition under U.S. GAAP and IFRS. For U.S. GAAP, the standard generally eliminates transaction- and industry-specific revenue recognition guidance. This includes current guidance on long-term construction-type contracts, software arrangements, real estate sales, telecommunication arrangements, and franchise sales. Under the new standard, revenue is recognized based on a five-step model. ASU 2014-09 is effective in the first quarter of 2017 for public companies with calendar year ends, and early adoption is not permitted for public companies under U.S. GAAP. We are assessing the impact of this standard on the Company’s financial statements.

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. ASU 2014-08 will change the definition of discontinued operations and limit discontinued operations presentation to disposals of components representing a strategic shift that will have a major effect on the operations and financial results of the issuer. ASU 2014-08 is effective in the first quarter of 2015 for public companies with calendar year ends, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on our financial statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We may use derivative financial instruments primarily to reduce exposure to adverse fluctuations in foreign exchange rates, interest rates and costs of certain raw materials used in the manufacturing process. We do not enter into derivative financial instruments for trading purposes. As a matter of policy, all derivative positions are used to reduce risk by hedging underlying economic exposure. The derivatives we use are instruments with liquid markets.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended June 29, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  In connection with these rules, we will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Part II.  OTHER INFORMATION

Item l.   Legal Proceedings

As disclosed in Part I, Item 1, “Product Liability, Environmental and Other Litigation Matters” of our Annual Report on Form 10-K for the year ended December 31, 2013, we are party to certain litigation.  Except as included in Part I. Financial Statement Note 10 under ‘Trabakoolas et al., v, Watts Water Technologies, Inc., et al., there have been no material developments with respect to our contingencies and environmental remediation proceedings during the quarter ended June 29, 2014.

Item 1A.  Risk Factors

This report may include statements that are not historical facts and are considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements reflect our current views about future results of operations and other forward-looking information.  In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should” and “would” or similar words. You should not rely on forward-looking statements because our actual results may differ materially from those indicated by these forward-looking statements as a result of a number of important factors.  These factors include, but are not limited to, the following:  the effectiveness of our operational excellence initiatives and cost recovery actions; the effectiveness of our ongoing restructuring and transformation projects; the current economic and financial condition, which can affect levels of housing starts and remodeling, and affect the markets where our products are sold, manufactured, or marketed; production inefficiencies related to our lead free foundry; shortages in and pricing of raw materials and supplies; loss of market share through competition; introduction of competing products by other companies; pressure on prices from competitors, suppliers, and/or customers; changes in variable interest rates on our borrowings; identification and disclosure of material weaknesses in our internal control over financial reporting; failure to expand our markets through acquisitions; failure or delay in developing new products; lack of acceptance of new products; failure to manufacture products that meet required performance and safety standards; foreign exchange rate fluctuations; cyclicality of industries, such as plumbing and heating wholesalers and home improvement retailers, in which we market certain of our products; environmental compliance costs; product liability risks; the results and timing of our restructuring plans; changes in the status of current litigation, including successful appeal of the approved settlement in Trabakoolas v. Watts; and other risks and uncertainties discussed in Part I, “Item 1A. Risk Factors” and in Note 14 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities Exchange Commission, and in other reports we file from time to time with the Securities and Exchange Commission.

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

The following table includes information with respect to shares of our Class A common stock withheld to satisfy withholding tax obligations during the three-month period ended June 29, 2014.

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
March 31, 2014 — April 27, 2014	—	$—	—	—
April 28, 2014 — May 25, 2014	1,303	$57.98	—	—
May 26, 2014 — June 29, 2014	266	$54.27	—	—
Total	1,569	$57.35	—	—

The following table includes information with respect to repurchases of our Class A common stock during the three-month period ended June 29, 2014 under our stock repurchase program.

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
March 31, 2014 — April 27, 2014	54,575	$58.14	54,575	$54,473,499
April 28, 2014 — May 25, 2014	61,986	$54.61	61,986	$51,088,594
May 26, 2014 — June 29, 2014	69,404	$58.62	69,404	$47,020,234
Total	185,965	$57.14	185,965

(1) On April 30, 2013, the Board of Directors authorized a stock repurchase program of up to $90 million of the Company’s Class A common stock to be purchased from time to time on the open market or in privately negotiated transactions.  The timing and number of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions.  During the quarter ended June 29, 2014, we repurchased approximately $10.6 million of common stock.

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

WATTS WATER TECHNOLOGIES, INC.

Date: August 6, 2014	By:	/s/ Robert J. Pagano, Jr.
Robert J. Pagano, Jr.
Chief Executive Officer (principal executive officer)

Date: August 6, 2014	By:	/s/ Dean P. Freeman
Dean P. Freeman
Chief Financial Officer (principal financial officer)

Date: August 6, 2014	By:	/s/ Kenneth S. Korotkin
Kenneth S. Korotkin
Chief Accounting Officer (principal accounting officer)

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description

3.1	Restated Certificate of Incorporation, as amended (1)

3.2	Amended and Restated By-Laws (2)

10.1	Watts Water Technologies, Inc. Executive Severance Plan (3)

10.2	Form of Restricted Stock Agreement between Watts Water Technologies, Inc. and Robert J. Pagano, Jr. (4)

10.3	Form of Performance Stock Unit Award Agreement between Watts Water Technologies, Inc. and Robert J. Pagano, Jr. (4)

10.4	Form of 2014 Performance Stock Unit Award Agreement under the Watts Water Technologies, Inc. Second Amended and Restated 2004 Stock Incentive Plan (5)

10.5	Form of 2014 Restricted Stock Award Agreement under the Watts Water Technologies, Inc. Second Amended and Restated 2004 Stock Incentive Plan

10.6	Form of 2014 Stock Option Agreement under the Watts Water Technologies, Inc. Second Amended and Restated 2004 Stock Incentive Plan

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*                                         Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 29, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the Second Quarters Ended June 29, 2014 and June 30, 2013 and the Six Months Ended June 29, 2014 and June 30, 2013, (iii) Consolidated Statements of Comprehensive Income (Loss) for the Second Quarters Ended June 29, 2014 and June 30, 2013 and the Six Months Ended June 29, 2014 and June 30, 2013, (iv) Consolidated Statements of Cash Flows for the First Six Months Ended June 29, 2014 and June 30, 2013, and (v) Notes to Consolidated Financial Statements.

(1)         Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-11499) for the quarter ended July 3, 2005.

(2)         Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-11499) dated April 29, 2013.

(3)         Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-11499) dated May 26, 2014.

(4)         Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-11499) dated May 4, 2014.

(5)         Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-11499) for the quarter ended March 30, 2014.