Form 10-Q
period 2014-09-28
WATTS WATER TECHNOLOGIES INC
filed 2014-11-04
CIK 795403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 28, 2014

or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2014
Class A Common Stock, $0.10 par value	28,650,542

Class B Common Stock, $0.10 par value	6,479,290

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX

Part I. Financial Information		3

Item 1.	Financial Statements	3

	Consolidated Balance Sheets at September 28, 2014 and December 31, 2013 (unaudited)	3

	Consolidated Statements of Operations for the Third Quarters and Nine Months Ended September 28, 2014 and September 29, 2013 (unaudited)	4

	Consolidated Statements of Comprehensive Income (Loss) for the Third Quarters and Nine Months Ended September 28, 2014 and September 29, 2013 (unaudited)	5

	Consolidated Statements of Cash Flows for the Nine Months Ended September 28, 2014 and September 29, 2013 (unaudited)	6

	Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	34

Part II. Other Information		34

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 6.	Exhibits	35

Signatures		36

Exhibit Index		37

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share information)

(Unaudited)

	September 28,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$272.4	$267.9
Trade accounts receivable, less allowance for doubtful accounts of $10.6 million at September 28, 2014 and $9.7 million at December 31, 2013	223.4	212.9
Inventories, net:
Raw materials	111.6	111.3
Work in process	17.9	19.1
Finished goods	177.5	179.8
Total Inventories	307.0	310.2
Prepaid expenses and other assets	18.6	35.0
Deferred income taxes	26.0	29.8
Asset held for sale	1.2	1.3
Total Current Assets	848.6	857.1
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	526.1	539.2
Accumulated depreciation	(324.0)	(319.3)
Property, plant and equipment, net	202.1	219.9
OTHER ASSETS:
Goodwill	492.8	514.8
Intangible assets, net	116.4	132.4
Deferred income taxes	4.8	3.8
Other, net	12.0	12.2
TOTAL ASSETS	$1,676.7	$1,740.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$125.4	$145.6
Accrued expenses and other liabilities	129.2	135.2
Accrued compensation and benefits	43.2	43.9
Current portion of long-term debt	2.0	2.2
Total Current Liabilities	299.8	326.9
LONG-TERM DEBT, NET OF CURRENT PORTION	303.7	305.5
DEFERRED INCOME TAXES	35.4	45.9
OTHER NONCURRENT LIABILITIES	67.7	59.8
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Class A Common Stock, $0.10 par value; 80,000,000 shares authorized; 1 vote per share; issued and outstanding 28,714,614 shares at September 28, 2014 and 28,824,779 shares at December 31, 2013	2.9	2.9
Class B Common Stock, $0.10 par value; 25,000,000 shares authorized; 10 votes per share; issued and outstanding, 6,479,290 shares at September 28, 2014 and 6,489,290 shares at December 31, 2013	0.6	0.6
Additional paid-in capital	493.1	473.5
Retained earnings	524.5	513.1
Accumulated other comprehensive (loss) income	(51.0)	12.0
Total Stockholders’ Equity	970.1	1,002.1
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,676.7	$1,740.2

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in millions, except per share information)

(Unaudited)

	Third Quarter Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Net sales	$376.0	$371.8	$1,137.2	$1,097.5
Cost of goods sold	237.9	237.9	726.8	701.9
GROSS PROFIT	138.1	133.9	410.4	395.6
Selling, general and administrative expenses	95.0	100.7	298.1	294.0
Restructuring and other charges, net	0.4	2.8	7.2	7.0
Goodwill and other long-lived asset impairment charges	—	0.2	—	0.2
OPERATING INCOME	42.7	30.2	105.1	94.4
Other (income) expense:
Interest income	(0.1)	(0.1)	(0.4)	(0.4)
Interest expense	4.8	5.1	14.6	16.6
Other expense, net	1.6	0.3	1.9	1.7
Total other expense	6.3	5.3	16.1	17.9
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	36.4	24.9	89.0	76.5
Provision for income taxes	13.8	7.4	31.0	23.8
NET INCOME FROM CONTINUING OPERATIONS	22.6	17.5	58.0	52.7
Loss from discontinued operations, net of tax	—	(2.1)	—	(2.3)
NET INCOME	$22.6	$15.4	$58.0	$50.4

BASIC EPS
Net income (loss) per share:
Continuing operations	$0.64	$0.49	$1.64	$1.48
Discontinued operations	—	(0.06)	—	(0.06)
NET INCOME	$0.64	$0.43	$1.64	$1.42
Weighted average number of shares	35.3	35.4	35.3	35.5

DILUTED EPS
Net income (loss) per share:
Continuing operations	$0.64	$0.49	$1.64	$1.48
Discontinued operations	—	(0.06)	—	(0.07)
NET INCOME	$0.64	$0.43	$1.64	$1.41
Weighted average number of shares	35.4	35.6	35.4	35.6

Dividends per share	$0.15	$0.13	$0.43	$0.37

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in millions)

(Unaudited)

	Third Quarter Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Net income	$22.6	$15.4	$58.0	$50.4

Other comprehensive (loss) income:
Foreign currency translation adjustments	(44.4)	24.4	(53.0)	12.0
Defined benefit pension plans, net of tax:
Net loss, net of tax benefits of $6.6	(10.5)	—	(10.5)	—
Amortization of net losses included in net periodic pension cost	0.2	0.1	0.5	0.4
Defined benefit pension plans, net of tax	(10.3)	0.1	(10.0)	0.4
Other comprehensive (loss) income	(54.7)	24.5	(63.0)	12.4
Comprehensive (loss) income	$(32.1)	$39.9	$(5.0)	$62.8

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Nine Months Ended
	September 28, 2014	September 29, 2013
OPERATING ACTIVITIES
Net income	$58.0	$50.4
Less: Loss from discontinued operations, net of taxes	—	(2.3)
Net income from continuing operations	58.0	52.7
Adjustments to reconcile net income from continuing operations to net cash provided by continuing operating activities:
Depreciation	24.7	25.4
Amortization of intangibles	11.1	11.0
Loss on disposal and impairment of goodwill, property, plant and equipment and other	0.1	0.2
Stock-based compensation	6.0	6.6
Deferred income tax benefit	1.1	(3.0)
Changes in operating assets and liabilities, net of effects from business acquisitions and divestures:
Accounts receivable	(18.5)	(20.8)
Inventories	(5.3)	(20.2)
Prepaid expenses and other assets	17.9	2.1
Accounts payable, accrued expenses and other liabilities	(21.6)	13.7
Net cash provided by continuing operations	73.5	67.7
INVESTING ACTIVITIES
Additions to property, plant and equipment	(16.1)	(22.6)
Proceeds from the sale of property, plant and equipment	0.4	1.4
Proceeds from the sale of securities	—	2.1
Net cash used in investing activities	(15.7)	(19.1)
FINANCING ACTIVITIES
Payments of long-term debt	(1.6)	(76.4)
Payments of capital leases and other	(3.3)	(3.9)
Proceeds from share transactions under employee stock plans	10.5	9.4
Tax benefit of stock awards exercised	1.9	1.7
Payments to repurchase common stock	(29.1)	(20.0)
Debt issuance costs	(2.0)	—
Dividends	(15.2)	(13.1)
Net cash used in financing activities	(38.8)	(102.3)
Effect of exchange rate changes on cash and cash equivalents	(14.5)	1.8
Net cash used in operating activities of discontinued operations	—	(0.6)
Net cash provided by investing activities of discontinued operations	—	7.9
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4.5	(44.6)
Cash and cash equivalents at beginning of year	267.9	271.8
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$272.4	$227.2

NON-CASH INVESTING AND FINANCING ACTIVITIES
Acquisitions of fixed assets under financing agreement	$—	$0.7
Issuance of stock under management stock purchase plan	$0.3	$0.5

CASH PAID FOR:
Interest	$9.6	$12.3
Income taxes	$21.7	$25.1

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.              Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the Watts Water Technologies, Inc. (the Company) Consolidated Balance Sheet as of September 28, 2014, the Consolidated Statements of Operations for the third quarters and nine months ended September 28, 2014 and September 29, 2013, the Consolidated Statements of Comprehensive Income (Loss) for the third quarters and nine months ended September 28, 2014 and September 29, 2013, and the Consolidated Statements of Cash Flows for the nine months ended September 28, 2014 and September 29, 2013.

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

The Company operates on a 52-week fiscal year ending on December 31st.  Any quarterly and year-to-date data contained in this Quarterly Report on Form 10-Q generally reflect the results of operations for a 13-week period or 39-week period, respectively.

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

Goodwill and Long-Lived Assets

The changes in the carrying amount of goodwill by geographic segment are as follows:

	September 28, 2014
	Gross Balance				Accumulated Impairment Losses			Net Goodwill
	Balance January 1, 2014	Acquired During the Period	Foreign Currency Translation and Other	Balance September 28, 2014	Balance January 1, 2014	Impairment Loss During the Period	Balance September 28, 2014	September 28, 2014
	(in millions)
Americas	$224.7	$—	$(0.5)	$224.2	$(24.5)	$—	$(24.5)	$199.7
Europe, Middle East and Africa (EMEA)	301.3	—	(21.3)	280.0	—	—	—	280.0
Asia-Pacific	13.3	—	(0.2)	13.1	—	—	—	13.1
Total	$539.3	$—	$(22.0)	$517.3	$(24.5)	$—	$(24.5)	$492.8

	September 29, 2013
	Gross Balance				Accumulated Impairment Losses			Net Goodwill
	Balance January 1, 2013	Acquired During the Period	Foreign Currency Translation and Other	Balance September 29, 2013	Balance January 1, 2013	Impairment Loss During the Period	Balance September 29, 2013	September 29, 2013
	(in millions)
Americas	$225.6	$—	$(0.5)	$225.1	$(24.2)	$—	$(24.2)	$200.9
EMEA	289.7	—	6.1	295.8	—	—	—	295.8
Asia-Pacific	12.9	—	0.2	13.1	—	—	—	13.1
Total	$528.2	$—	$5.8	$534.0	$(24.2)	$—	$(24.2)	$509.8

Goodwill and indefinite-lived intangible assets are tested for impairment at least annually or more frequently if events or circumstances indicate that it is “more likely than not” that they might be impaired, such as from a change in business conditions. The Company performs its annual goodwill and indefinite-lived intangible assets impairment assessment in the fourth quarter of each year or earlier if there is a triggering event or circumstance that indicates that an impairment loss may have been incurred.

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

Intangible assets include the following:

	September 28, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Patents	$16.3	$(13.1)	$3.2	$16.6	$(12.6)	$4.0
Customer relationships	130.1	(84.5)	45.6	133.0	(76.4)	56.6
Technology	26.6	(12.3)	14.3	26.9	(10.9)	16.0
Trade Names	13.4	(3.9)	9.5	13.7	(3.0)	10.7
Other	8.8	(5.7)	3.1	8.8	(5.6)	3.2
Total amortizable intangibles	195.2	(119.5)	75.7	199.0	(108.5)	90.5
Indefinite-lived intangible assets	40.7	—	40.7	41.9	—	41.9
Total	$235.9	$(119.5)	$116.4	$240.9	$(108.5)	$132.4

Aggregate amortization expense for amortizable intangible assets for both the third quarters of 2014 and 2013 was $3.7 million and $11.1 million and $11.0 million for the first nine months of 2014 and 2013, respectively.  Additionally, future amortization expense for the next five years on amortizable intangible assets is expected to be approximately $3.2 million for the remainder of 2014, $14.0 million for 2015, $13.6 million for 2016, $13.2 million for 2017 and $9.8 million for 2018. Amortization expense is recorded on a straight-line basis over the estimated useful lives of the intangible assets. The weighted-average remaining life of total amortizable intangible assets is 8.1 years. Patents, customer relationships, technology, trade names and other amortizable intangibles have weighted-average remaining lives of 5.2 years, 4.8 years, 11.1 years, 10.3 years and 38.3 years, respectively. Indefinite-lived intangible assets primarily include trademarks and trade names.

Stock-Based Compensation

The Company maintains one stock incentive plan, the 2004 Stock Incentive Plan.  Under this plan, key employees have been granted nonqualified stock options to purchase the Company’s Class A common stock. Options typically become exercisable over a four-year period at the rate of 25% per year and expire ten years after the grant date. However, most options granted in 2014 become exercisable over a three-year period at the rate of one-third per year.  Options granted under the plan may have exercise prices of not less than 100% of the fair market value of the Class A common stock on the date of grant. The Company’s current practice is to grant all options at fair market value on the grant date. The Company issued 114,211 and 349,867 stock options during the first nine months of 2014 and 2013, respectively.

The fair value of each option issued under the 2004 Stock Incentive Plan is estimated on the date of grant, using the Black-Scholes-Merton Model, based on the following weighted average assumptions:

	2014	2013
Expected life (years)	6.0	6.0
Expected stock price volatility	37.5%	40.3%
Expected dividend yield	1.0%	1.0%
Risk-free interest rate	1.9%	1.7%

The above assumptions were used to determine the weighted average grant-date fair value of stock options of $20.04 and $20.30 in 2014 and 2013, respectively.

The Company grants shares of restricted stock and deferred shares to key employees and stock awards to non-employee members of the Company’s Board of Directors under the 2004 Stock Incentive Plan.  Stock awards to non-employee members of the Company’s Board of Directors are fully vested upon grant.  Employees’ restricted stock awards and deferred shares typically vest over a three-year period at the rate of one-third per year, except that most restricted stock awards and deferred shares granted in 2014 vest over a two-year period at the rate of 50% per year. The restricted stock awards and deferred shares are amortized to expense on a straight-line basis over the vesting period. The Company issued 150,577 and 131,510 shares of restricted stock in the first nine months of 2014 and 2013, respectively.

Beginning in 2014, the Company also granted performance stock units to key employees under the 2004 Stock Incentive Plan.  Performance stock units vest at the end of a three-year performance period.  Upon vesting, the number of shares of the Company’s Class A common stock awarded to each performance stock unit recipient will be determined based on the Company’s performance relative to certain performance goals set at the time the performance stock units were granted.  The performance goals for the 2014 performance stock units are based on the compound annual growth rate of the Company’s revenue over the three-year performance period and the Company’s return on invested capital (“ROIC”) for the third year of the performance period.  The performance period for the 2014 performance stock units is January 1, 2014 through December 31, 2016.  The 2014 performance stock units also provide an overall minimum ROIC threshold, which the Company must exceed in order for any shares of the Company’s Class A common stock to be earned. The number of shares of Class A common stock that may be earned by a performance stock unit recipient ranges from 0% to 200% of a target number of shares designated for each recipient at the time of grant.  The performance stock units are amortized to expense over the vesting period based on the Company’s performance relative to the performance goals.  If such goals are not met, no compensation expense is recognized and previously recognized compensation expense is reversed. The Company issued 117,619 shares of performance stock units in the first nine months of 2014 under the 2004 Stock Incentive Plan.

The Company has a Management Stock Purchase Plan that allows for the purchase of restricted stock units (RSUs) by key employees.  On an annual basis, key employees may elect to receive a portion of their annual incentive compensation in RSUs instead of cash.  Each RSU represents one share of Class A common stock and is purchased by the employee at 67% of the fair market value of the Company’s Class A common stock on the date of grant.  RSUs vest either annually over a three-year period from the grant date or upon the third anniversary of the grant date and receipt of the shares underlying RSUs is deferred for a minimum of three years or such greater number of years as is chosen by the employee.  An aggregate of 2,000,000 shares of Class A common stock may be issued under the Management Stock Purchase Plan. The Company granted 30,561 RSUs and 44,777 RSUs in the first nine months of 2014 and 2013, respectively.

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

Shipping and Handling

The Company’s shipping and handling costs included in selling, general and administrative expenses were $15.8 million and $15.9 million for the third quarters of 2014 and 2013, respectively, and were $46.3 million and $45.6 million for the first nine months of 2014 and 2013, respectively.  The 2013 shipping and handling costs disclosed have been updated to include handling costs in order to be comparable with the current quarter.

Research and Development

Research and development costs included in selling, general and administrative expenses were $5.3 million and $5.2 million for the third quarters of 2014 and 2013, respectively, and were $17.2 million and $16.1 million for the first nine months of 2014 and 2013, respectively.

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

New Accounting Standards

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-12, “Compensation — Stock Compensation: Accounting for Share Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. ASU 2014-12 clarifies that performance targets that could be achieved after the requisite period should be treated as performance conditions. Those performance conditions would not be reflected in estimating the grant date fair value of the award, but instead would be accounted for when the achievement of the performance condition becomes probable. ASU 2014-12 is effective in the first quarter of 2016 for public companies with calendar year ends, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

In May 2014, FASB issued ASU 2014-09, “Revenue from Contracts with Customers”. ASU 2014-09 converges revenue recognition under U.S. GAAP and International Financial Reporting Standards (“IFRS”). For U.S. GAAP, the standard generally eliminates transaction and industry-specific revenue recognition guidance. This includes current guidance on long-term construction-type contracts, software arrangements, real estate sales, telecommunication arrangements, and franchise sales. Under the new standard, revenue is recognized based on a five-step model. ASU 2014-09 is effective in the first quarter of 2017 for public companies with calendar year ends, and early adoption is not permitted for public companies under U.S. GAAP. The Company is assessing the impact of this standard on the Company’s financial statements.

In April 2014, FASB issued ASU 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. ASU 2014-08 will change the definition of discontinued operations and limit discontinued operations presentation to disposals of components representing a strategic shift that will have a major effect on the operations and financial results of the issuer. ASU 2014-08 is effective in the first quarter of 2015 for public companies with calendar year ends, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

3.              Discontinued Operations

On August 1, 2013, the Company completed the sale of all of the outstanding shares of an indirectly wholly-owned subsidiary, Watts Insulation GmbH (Austroflex), receiving net cash proceeds of $7.9 million.  The loss after tax on disposal of the business was approximately $2.2 million. The Company does not have a substantial continuing involvement in Austroflex’s operations and cash flows, therefore Austroflex’s results of operations have been presented as discontinued operations and all periods presented have been adjusted in the consolidated interim financial statements to reflect Austroflex’s results as discontinued operations. Austroflex’s pretax loss included in discontinued operations for the three and nine months ended September 29, 2013 was $2.1 million and $2.4 million, respectively. Austroflex’s revenues reported in discontinued operations were $1.8 million and $9.5 million for the three and nine months ended September 29, 2013, respectively.

4.              Financial Instruments and Derivative Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including deferred compensation plan assets and related liability, and contingent consideration. The fair values of these certain financial assets and liabilities were determined using the following inputs at September 28, 2014 and December 31, 2013:

	Fair Value Measurements at September 28, 2014 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Assets
Plan asset for deferred compensation(1)	$4.1	$4.1	$—	$—
Total assets	$4.1	$4.1	$—	$—
Liabilities
Plan liability for deferred compensation(2)	$4.1	$4.1	$—	$—
Contingent consideration(3)	2.2	—	—	2.2
Total liabilities	$6.3	$4.1	$—	$2.2

	Fair Value Measurements at December 31, 2013 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Assets
Plan asset for deferred compensation(1)	$4.6	$4.6	$—	$—
Total assets	$4.6	$4.6	$—	$—
Liabilities
Plan liability for deferred compensation(2)	$4.6	$4.6	$—	$—
Contingent consideration(3)	4.4	—	—	4.4
Total liabilities	$9.0	$4.6	$—	$4.4

(1)         Included on the Company’s consolidated balance sheet in other assets (other, net).

(2)         Included on the Company’s consolidated balance sheet in accrued compensation and benefits.

(3)         Included on the Company’s consolidated balance sheet in accrued expenses and other liabilities as of September 28, 2014 and in other noncurrent liabilities and accrued expenses and other liabilities as of December 31, 2013.

The table below provides a summary of the changes in fair value of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period December 31, 2013 to September 28, 2014.

	Balance		Total realized and unrealized (gains) losses included in:		Balance
	December 31, 2013	Settlements	Net earnings adjustments	Comprehensive income	September 28, 2014
	(in millions)
Contingent consideration	$4.4	$(2.2)	$0.1	$(0.1)	$2.2

On January 31, 2012, the Company completed the acquisition of tekmar Control Systems (tekmar) in a share purchase transaction. The initial purchase price paid was CAD $18.0 million, with post-closing adjustments related to working capital and an earnout based on the attainment of certain future earnings levels. A contingent liability of $5.1 million was recognized as the estimate of the acquisition date fair value of the contingent consideration. This liability was classified as Level 3 under the fair value hierarchy as it was based on the probability of achievement of a future performance metric as of the date of the acquisition, which was not observable in the market. The contingent liability was increased by $0.1 million in the third quarter of 2014 and by $1.0 million during 2013 based on revised estimates of the fair value of the contingent consideration. Portions of the contingent consideration were paid out during the first quarter of 2014 and the second quarter of 2013, in the amount of $2.2 million and $1.2 million, respectively, based on performance metrics achieved.  The earnout will be completed based on fiscal year 2014 earnings and final payment made in 2015.

Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase and consist primarily of money market funds, for which the carrying amount is a reasonable estimate of fair value.

The Company uses financial instruments from time to time to enhance its ability to manage risk, including foreign currency and commodity pricing exposures, which exist as part of its ongoing business operations. The use of derivatives exposes the Company to counterparty credit risk for nonperformance and to market risk related to changes in currency exchange rates and commodity prices. The Company manages its exposure to counterparty credit risk through diversification of counterparties. The Company’s counterparties in derivative transactions are substantial commercial banks with significant experience using such derivative instruments. The impact of market risk on the fair value and cash flows of the Company’s derivative instruments is monitored and the Company restricts the use of derivative financial instruments to hedging activities. The Company does not enter into contracts for trading purposes nor does the Company enter into any contracts for speculative purposes. The use of derivative instruments is approved by senior management under written guidelines. The Company has elected not to designate its derivative instruments as hedging instruments and the change in the fair value of the derivative instruments are recognized in the statement of operations.

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

	September 28,	December 31,
	2014	2013
	(in millions)
Carrying amount	$305.7	$307.7
Estimated fair value	$328.6	$333.4

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

2013 Actions

On July 30, 2013, the Board of Directors authorized a restructuring program with respect to the Company’s EMEA segment to reduce its European manufacturing footprint, improve organizational and operational efficiency and better align costs with expected revenues in response to changing market conditions. The restructuring program is expected to include a pre-tax charge to earnings totaling approximately $10.4 million, all of which is expected to be recorded through the end of fiscal 2014. In the third quarter of 2014, the estimated cost of a planned action within the 2013 restructuring program was reduced, resulting in a decrease of the total expected pretax cost from $14.7 million to $10.4 million. The change is expected to result primarily in reduced severance costs. The total charge will include costs for severance benefits, relocation, site clean-up, professional fees and certain asset write-downs. The total net after-tax charge for the restructuring program is expected to be approximately $7.3 million. The restructuring program is expected to be completed by the end of the fourth quarter of fiscal 2014. The net after-tax charges incurred in the third quarter and first nine months of 2014 were $0.3 million and $2.0 million, respectively.

Other Actions

The Company also periodically initiates other actions which are not part of a major program.  In 2013 and 2014, the Company initiated restructuring activities in EMEA to relocate certain manufacturing activities and in EMEA and the Americas to reduce costs through reductions-in-force.  There are no remaining expected costs relating to these actions.

A summary of the pre-tax cost by restructuring program is as follows:

	Third Quarter Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(in millions)
Restructuring costs:
2013 Actions	$0.4	$—	$2.9	$—
Other Actions	—	2.8	4.3	7.0
Total restructuring and other charges, net	$0.4	$2.8	$7.2	$7.0

The Company recorded pre-tax restructuring charges, in its business segments as follows:

	Third Quarter Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(in millions)
Americas	$—	$—	$2.3	$0.3
EMEA	0.4	2.8	4.1	6.7
Corporate	—	—	0.8	—
Total	$0.4	$2.8	$7.2	$7.0

Details of the Company’s 2013 European restructuring program reserve, which for the nine months ended September 28, 2014 relates only to severance, is as follows:

Nine Months Ended
September 28, 2014
(in millions)
Balance at December 31, 2013	$2.0
Net pre-tax restructuring charges	0.4
Utilization and foreign currency impact	(0.3)
Balance at March 30, 2014	$2.1
Net pre-tax restructuring charges	2.1
Utilization and foreign currency impact	(1.4)
Balance at June 29, 2014	$2.8
Net pre-tax restructuring charges	0.4
Utilization and foreign currency impact	(0.9)
Balance at September 28, 2014	$2.3

The following table summarizes total expected, incurred and remaining pre-tax costs for the 2013 European restructuring program actions by type, and all attributable to the EMEA reportable segment:

	Severance	Legal and consultancy	Asset write-downs	Facility exit and other	Total
	(in millions)
Expected costs	$7.5	$0.1	$1.7	$1.1	$10.4
Costs incurred—2013	(4.1)	—	—	—	(4.1)
Costs incurred—first quarter 2014	(0.1)	—	(0.2)	(0.1)	(0.4)
Costs incurred—second quarter 2014	(2.0)	(0.1)	—	—	(2.1)
Costs incurred—third quarter 2014	(0.4)	—	—	—	(0.4)
Remaining costs at September 28, 2014	$0.9	$—	$1.5	$1.0	$3.4

6.              Earnings per Share

The following tables set forth the reconciliation of the calculation of earnings per share:

	For the Third Quarter Ended September 28, 2014			For the Third Quarter Ended September 29, 2013
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(amounts in millions, except per share amounts)
Basic EPS
Net income:
Continuing operations	$22.6	35.3	$0.64	$17.5	35.4	$0.49
Discontinued operations	—		—	(2.1)		(0.06)
Net income	$22.6		$0.64	$15.4		$0.43
Effect of dilutive securities
Common stock equivalents		0.1			0.2
Diluted EPS
Net income:
Continuing operations	$22.6		$0.64	$17.5		$0.49
Discontinued operations	—		—	(2.1)		(0.06)
Net income	$22.6	35.4	$0.64	$15.4	35.6	$0.43

Options to purchase 0.3 million and 0.2 million shares of Class A common stock were outstanding during the third quarters of 2014 and 2013, respectively, but were not included in the computation of diluted EPS because to do so would be anti-dilutive.

	For the Nine Months Ended September 28, 2014			For the Nine Months Ended September 29, 2013
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(amounts in millions, except per share amounts)
Basic EPS
Net income:
Continuing operations	$58.0	35.3	$1.64	$52.7	35.5	$1.48
Discontinued operations	—		—	(2.3)		(0.06)
Net income	$58.0		$1.64	$50.4		$1.42
Effect of dilutive securities
Common stock equivalents		0.1			0.1
Diluted EPS
Net income:
Continuing operations	$58.0		$1.64	$52.7		$1.48
Discontinued operations	—		—	(2.3)		(0.07)
Net income	$58.0	35.4	$1.64	$50.4	35.6	$1.41

Options to purchase 0.3 million shares of Class A common stock were outstanding during both of the first nine months of 2014 and 2013, but were not included in the computation of diluted EPS because to do so would be anti-dilutive.

On April 30, 2013, the Company’s Board of Directors authorized the repurchase of up to $90 million of the Company’s Class A common stock from time to time on the open market or in privately negotiated transactions.  The timing and number of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions.  Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws.  The repurchase program may be suspended or discontinued at any time, subject to the terms of any Rule 10b5-1 plan the Company may enter into with respect to the repurchase program.  During the third quarter ended September 28, 2014, the Company repurchased approximately 149,000 shares of Class A common stock at a cost of approximately $9.1 million.  During the nine months ended September 28, 2014, the Company repurchased approximately 496,000 shares of Class A common stock at a cost of approximately $29.1 million. During the nine months ended September 29, 2013, the Company repurchased approximately 402,000 shares of Class A common stock at a cost of approximately $20.0 million.

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

The following is a summary of the Company’s significant accounts and balances by segment, reconciled to the consolidated totals:

	Third Quarter Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(in millions)
Net Sales
Americas	$228.6	$220.5	$689.5	$657.9
EMEA	136.4	142.7	419.4	416.0
Asia-Pacific	11.0	8.6	28.3	23.6
Consolidated net sales	$376.0	$371.8	$1,137.2	$1,097.5

Operating income (loss)
Americas	$33.4	$21.5	$85.0	$74.3
EMEA	15.1	13.4	37.1	34.1
Asia-Pacific	1.7	2.0	4.7	7.3
Subtotal reportable segments	50.2	36.9	126.8	115.7

Corporate (*)	(7.5)	(6.7)	(21.7)	(21.3)
Consolidated operating income	42.7	30.2	105.1	94.4

Interest income	0.1	0.1	0.4	0.4
Interest expense	(4.8)	(5.1)	(14.6)	(16.6)
Other income (expense), net	(1.6)	(0.3)	(1.9)	(1.7)
Income from continuing operations before income taxes	$36.4	$24.9	$89.0	$76.5
Capital Expenditures
Americas	$2.5	$2.4	$7.4	$15.2
EMEA	2.7	2.0	7.8	6.3
Asia-Pacific	0.3	0.2	0.9	1.1
Consolidated capital expenditures	$5.5	$4.6	$16.1	$22.6

Depreciation and Amortization
Americas	$4.8	$5.2	$14.5	$15.3
EMEA	6.4	6.4	19.8	19.3
Asia-Pacific	0.5	0.5	1.5	1.8
Consolidated depreciation and amortization	$11.7	$12.1	$35.8	$36.4

Identifiable Assets (at end of period)
Americas			$696.7	$703.6
EMEA			840.8	864.5
Asia-Pacific			139.2	122.3
Consolidated identifiable assets			$1,676.7	$1,690.4

Property, plant and equipment, net (at end of period)
Americas			$82.8	$84.7
EMEA			105.8	120.1
Asia-Pacific			13.5	14.6
Consolidated property, plant and equipment, net			$202.1	$219.4

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

The U.S. property, plant and equipment of the Company’s Americas segment was $78.5 million and $79.7 million at September 28, 2014 and September 29, 2013, respectively.  The following includes U.S. net sales of the Company’s Americas segment:

	Third Quarter Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(in millions)

U.S. net sales	$207.8	$198.0	$631.5	$592.4

The following includes intersegment sales for Americas, EMEA and Asia-Pacific:

	Third Quarter Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(in millions)
Intersegment Sales
Americas	$1.5	$1.3	$4.6	$3.9
EMEA	3.3	2.6	10.7	7.7
Asia-Pacific	36.5	39.7	116.9	128.8
Intersegment sales	$41.3	$43.6	$132.2	$140.4

8.              Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of the following:

	Foreign Currency Translation	Pension Adjustment	Accumulated Other Comprehensive Income (Loss)
	(in millions)

Balance December 31, 2013	$37.9	$(25.9)	$12.0
Change in period	(4.3)	0.2	(4.1)
Balance March 30, 2014	$33.6	$(25.7)	$7.9
Change in period	(4.3)	0.1	(4.2)
Balance June 29, 2014	$29.3	$(25.6)	$3.7
Change in period	(44.4)	(10.3)	(54.7)
Balance September 28, 2014	$(15.1)	$(35.9)	$(51.0)

Balance December 31, 2012	$14.4	$(25.2)	$(10.8)
Change in period	(19.9)	0.2	(19.7)
Balance March 31, 2013	$(5.5)	$(25.0)	$(30.5)
Change in period	7.5	0.1	7.6
Balance June 30, 2013	$2.0	$(24.9)	$(22.9)
Change in period	24.4	0.1	24.5
Balance September 29, 2013	$26.4	$(24.8)	$1.6

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

Borrowings outstanding under the Credit Agreement bear interest at a fluctuating rate per annum equal to an applicable percentage equal to (1) in the case of Eurocurrency rate loans, the British Bankers Association LIBOR rate plus an applicable percentage, ranging from 0.975% to 1.45%, determined by reference to the Company’s consolidated leverage ratio, or (2) in the case of base rate loans and swing line loans, the highest of (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such day as announced by JPMorgan Chase Bank, N.A. as its “prime rate,” and (c) the British Bankers Association LIBOR rate plus 1.0%, plus an applicable percentage, ranging from 0.00% to 0.45%, determined by reference to the Company’s consolidated leverage ratio. In addition to paying interest under the Credit Agreement, the Company is also required to pay certain fees in connection with the credit facility, including, but not limited to, an unused facility fee and letter of credit fees.  Under the Credit Agreement, the Company is required to satisfy and maintain specified financial ratios and other financial condition tests.  The Company may repay loans outstanding under the Credit Agreement from time to time without premium or penalty, other than customary breakage costs, if any, and subject to the terms of the Credit Agreement. As of September 28, 2014, the Company was in compliance with all covenants related to the Credit Agreement and had $476.4 million of unused and available credit under the Credit Agreement and $23.6 million of stand-by letters of credit outstanding on the Credit Agreement. The Company did not have any borrowings outstanding under the Credit Agreement at September 28, 2014.

The Company is a party to several note agreements as further detailed in Note 10 of Notes to Consolidated Financial Statements of the Annual Report on Form 10-K for the year ended December 31, 2013.  These note agreements require the Company to maintain a fixed charge coverage ratio of consolidated EBITDA plus consolidated rent expense during the period to consolidated fixed charges.  Consolidated fixed charges are the sum of consolidated interest expense for the period and consolidated rent expense.  As of September 28, 2014, the Company was in compliance with all covenants regarding these note agreements.

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

As of September 28, 2014, the Company estimates that the aggregate amount of reasonably possible loss in excess of the amount accrued for its legal contingencies is approximately $5.8 million, pre-tax.  With respect to the estimate of reasonably possible loss, management has estimated the upper end of the range of reasonably possible loss based on (i) the amount of money damages claimed, where applicable, (ii) the allegations and factual development to date, (iii) available defenses based on the allegations, and/or (iv) other potentially liable parties.  This estimate is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties.  The matters underlying the estimate will change from time to time, and actual results may vary significantly from the current estimate.  In the event of an unfavorable outcome in one or more matters, the ultimate liability may be in excess of amounts currently accrued, if any, and may be material to the Company’s operating results or cash flows for a particular quarterly or annual period.  However, based on information currently known to it, management believes that the ultimate outcome of all matters, as they are resolved over time, is not likely to have a material adverse effect on the financial condition of the Company, though the outcome could be material to the Company’s operating results for any particular period depending, in part, upon the operating results for such period.

Trabakoolas et al., v. Watts Water Technologies, Inc., et al.,

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

On December 12, 2013, the Company reached an agreement in principle to settle all claims. The total settlement amount is $23.0 million, of which the Company would be responsible for $14.0 million after insurance proceeds of $9.0 million. The Court granted preliminary approval of the settlement on February 14, 2014. On July 18, 2014, the Court granted final approval of the class settlement at a fairness hearing, and issued a subsequent written order formalizing the approval on August 5, 2014.  No appeal was taken, and the order became final on September 4, 2014.  The litigation is now terminated.

During the fourth quarter of 2013, the Company recorded a liability of $22.6 million related to the Trabakoolas matter, of which $12.7 million was included in current liabilities and $9.9 million in other noncurrent liabilities. In addition, a $9.0 million receivable was recorded in current assets related to insurance proceeds due under a separate settlement agreement.  The liability was reduced by $13.9 million for payments related to notice and claims administration, plaintiff attorneys’ fees and partial funding of the settlement amount made during the nine months ended September 28, 2014.  The $9.0 million receivable for insurance proceeds was received as of September 28, 2014.  The remaining liability of $8.8 million as of September 28, 2014 will be paid over four years.

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

Environmental Remediation

The Company has been named as a potentially responsible party with respect to a limited number of identified contaminated sites.  The levels of contamination vary significantly from site to site as do the related levels of remediation efforts.  Environmental liabilities are recorded based on the most probable cost, if known, or on the estimated minimum cost of remediation.  Accruals are not discounted to their present value, unless the amount and timing of expenditures are fixed and reliably determinable.  The Company accrues estimated environmental liabilities based on assumptions, which are subject to a number of factors and uncertainties.  Circumstances that can affect the reliability and precision of these estimates include identification of additional sites, environmental regulations, level of cleanup required, technologies available, number and financial condition of other contributors to remediation and the time period over which remediation may occur.  The Company recognizes changes in estimates as new remediation requirements are defined or as new information becomes available. Environmental liabilities as of September 28, 2014 and September 29, 2013 were not considered material.

Asbestos Litigation

The Company is defending 59 lawsuits in different jurisdictions, alleging injury or death as a result of exposure to asbestos.  The complaints in these cases typically name a large number of defendants and do not identify any particular Company products as a source of asbestos exposure.  To date, the Company has obtained a dismissal in every case before it has reached trial because discovery has failed to yield evidence of substantial exposure to any Company products.

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

The Pension Plan was terminated effective July 31, 2014.  Distribution of plan assets pursuant to the termination will not be made until the plan termination satisfies the regulatory requirements prescribed by the Internal Revenue Service and the Pension Benefit Guaranty Corporation, which is expected to occur in late 2015.  The SERP was terminated effective May 15, 2014.  The Company will settle all liabilities under the SERP in accordance with Section 409A of the Internal Revenue Code by paying lump sums to plan participants at least twelve and no more than twenty four months following the termination date.  The Board of Directors authorized the Company to make such contributions to the Pension Plan and SERP as may be necessary to make the plans sufficient to settle all plan liabilities.  During the third quarter ended September 28, 2014, the Company remeasured its pension liability and net loss in accumulated other comprehensive income to reflect the plan termination basis for both the Pension Plan and SERP.  As a result, the pension liability increased $17.1 million and the net loss increased by $10.5 million, net of tax benefits of $6.6 million.

The components of net periodic benefit cost are as follows:

	Third Quarter Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(in millions)
Service cost — administrative costs	$0.2	$0.1	$0.5	$0.3
Interest costs on benefits obligation	1.5	1.4	4.5	4.2
Expected return on assets	(1.5)	(1.7)	(4.5)	(5.1)
Net actuarial loss amortization	0.3	0.2	0.8	0.6
Net periodic benefit cost	$0.5	$—	$1.3	$—

The information related to the Company’s pension funds cash flow is as follows:

	Nine Months Ended
	September 28, 2014	September 29, 2013
	(in millions)
Employer contributions	$0.6	$0.6

The Company expects to contribute approximately $0.2 million to its pension plans for the remainder of 2014.

12.       Subsequent Events

On October 14, 2014, Dean P. Freeman was terminated without cause from his positions as Executive Vice President and Chief Financial Officer of the Company.  The Company and Mr. Freeman agreed to a separation agreement, and the terms of the agreement are disclosed in a Current Report on Form 8-K filed on October 31, 2014.  The Company has initiated a search for the Company’s next Chief Financial Officer.

Effective as of October 14, 2014, the Board of Directors of the Company appointed the Company’s current President and Chief Executive Officer, Robert J. Pagano, Jr., to serve as interim Chief Financial Officer of the Company in addition to his ongoing responsibilities as President and Chief Executive Officer.

On October 27, 2014, the Company declared a quarterly dividend of fifteen cents ($0.15) per share on each outstanding share of Class A common stock and Class B common stock payable on December 5, 2014 to stockholders of record at the close of business on November 24, 2014.

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

We are a leading supplier of products for use in the water quality, water safety, water flow control and water conservation markets in both the Americas and EMEA (Europe, Middle East and Africa), with a growing presence in Asia-Pacific. For 140 years, we have designed and manufactured products that promote the comfort and safety of people and the quality and conservation of water used in commercial and residential applications. We earn revenue and income almost exclusively from the sale of our products. Our principal product lines are:

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

Our business is reported in three geographic segments: Americas, EMEA and Asia-Pacific. We distribute our products through three primary distribution channels: wholesale, do-it-yourself (DIY) and original equipment manufacturers (OEMs). Interest rates, the unemployment rate and credit availability have an indirect effect on the demand for our products due to the effect such rates have on the number of new residential and commercial construction starts and remodeling projects. All of these activities have an impact on our levels of sales and earnings. An additional factor that has an effect on our sales and operating income is fluctuation in foreign currency exchange rates, as approximately 45% of our sales in the third quarter ended September 28, 2014, and certain portions of our costs, assets and liabilities are denominated in currencies other than the U.S. dollar.

During the third quarter of 2014, sales increased $4.2 million as compared to the third quarter of 2013, primarily from an organic increase in sales of $4.3 million offset by an unfavorable foreign exchange movement of $0.1 million.  The foreign exchange impact was primarily due to the weakening of the Canadian dollar against the U.S. dollar, offset by the appreciation of the euro against the U.S. dollar.  Organic sales increased by 1.2% compared to last year’s comparable period due to increased sales in the Americas and Asia-Pacific offset by decreased sales in EMEA.  Organic sales in the third quarter of 2014 increased in the Americas by $9.1 million, or 4.1%, increased in Asia-Pacific by $2.4 million, or 27.9%, and decreased in EMEA by $7.2 million, or 5.0%.  Organic sales growth excludes the impacts of acquisitions, divestitures and foreign exchange from year-over-year comparisons.  We believe this provides investors with a more complete understanding of underlying sales trends by providing sales growth on a consistent basis.  Gross margin increased 0.7 percentage points in the third quarter of 2014 as compared to 2013. The increase is primarily due to reduced manufacturing inefficiencies in our lead free foundry offset by increased customer rebates in the Americas, and cost containment, production efficiencies and favorable material prices in EMEA. Operating income of $42.7 million increased by $12.5 million, or 41.4%, in the third quarter of 2014 as compared to the third quarter of 2013, driven primarily by cost control efforts in EMEA, reduced product liability costs in the Americas of $3.7 million and reduced restructuring charges.  Included in selling, general and administrative expenses for the quarter was $0.7 million of EMEA transformation deployment costs.

The EMEA transformation program began in the fourth quarter of 2013 and is designed to realign our European operating strategy from being country specific to pan European focused.  Under this initiative, we intend to (1) develop better sales capabilities through improved product management and enhanced product cross-selling efforts, (2) drive more efficient sourcing and logistics, and (3) enhance our focus on emerging market opportunities. We plan to align our legal and tax structure in accordance with our business structure and take advantage of favorable tax rates where possible. We expect this project to be ongoing through 2018. We incurred non-recurring deployment costs of approximately $0.7 million and $5.8 million in the third quarter and nine months ended September 28, 2014, respectively, and $7.0 million for the project to date. These non-recurring costs consist primarily of external consulting and IT related costs, and are exclusive of restructuring expense.  We anticipate total non-recurring external deployment costs of $2.7 million for the fourth quarter of 2014 and $6.7 million in 2015.  Total annual savings of approximately $4.0 million and

$12.0 million are expected in 2014 and 2015, respectively, and forecasted annual savings of $21.0 million by 2018. A more detailed description of this program can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

We believe that the factors relating to our future growth include the demand for clean water around the world, a healthy economic environment, regulatory requirements relating to the quality and conservation of water, continued enforcement of plumbing and building codes, our ability to grow organically in select attractive market segments and geographic regions and the successful completion of selective acquisitions.  Our acquisition strategy focuses on businesses that manufacture preferred brand name or specified products that address our themes of water quality, water conservation, water safety, water flow control, HVAC and related complementary markets and geographies. We target businesses that will provide us with one or more of the following: an entry into new markets and geographies, an increase in business with existing customers, a new or improved technology or an expansion of the breadth of our water quality, water conservation, water safety and water flow control and HVAC products for the residential, commercial and light industrial markets.  We have completed 36 acquisitions since 1999.

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

Another risk we face in all areas of our business is competition. We consider brand preference, engineering specifications, code requirements, price, technological expertise, delivery times, quality and breadth of product offerings to be the primary competitive factors. We believe that product development, product testing capability, breadth of product offerings and investment in plant and equipment needed to manufacture products in compliance with code requirements represent a competitive advantage for us. We expect to spend approximately $23 to $25 million during 2014 for purchases of capital equipment to continue to improve our manufacturing capabilities.

Recent Events

On October 14, 2014, Dean P. Freeman was terminated without cause from his positions as Executive Vice President and Chief Financial Officer.  The Company and Mr. Freeman agreed to a separation agreement, and the terms of the agreement are disclosed in a Current Report on Form 8-K filed on October 31, 2014.  We have initiated a search for the Company’s next Chief Financial Officer.

Effective as of October 14, 2014, the Board of Directors of the Company appointed the Company’s current President and Chief Executive Officer, Robert J. Pagano, Jr., to serve as interim Chief Financial Officer of the Company in addition to his ongoing responsibilities as President and Chief Executive Officer.

Dividend Declared

On October 27, 2014, we declared a quarterly dividend of fifteen cents ($0.15) per share on each outstanding share of Class A common stock and Class B common stock payable on December 5, 2014 to stockholders of record at the close of business on November 24, 2014.

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

Trabakoolas et al., v. Watts Water Technologies, Inc., et al.,

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

On December 12, 2013, we reached an agreement in principle to settle all claims. The total settlement amount is $23.0 million, of which we would be responsible for $14.0 million after insurance proceeds of $9.0 million. The Court granted preliminary approval of the settlement on February 14, 2014. On July 18, 2014, the Court granted final approval of the class settlement at a fairness hearing, and issued a subsequent written order formalizing the approval on August 5, 2014.  No appeal was taken, and the order became final on September 4, 2014.  The litigation is now terminated. The liability was reduced by $13.9 million for payments related to notice and claims administration, plaintiff attorneys’ fees and partial funding of the settlement amount made during the nine months ended September 28, 2014.  The $9.0 million receivable for insurance proceeds was received as of September 28, 2014.  The remaining liability of $8.8 million as of September 28, 2014 will be paid over four years.

Results of Operations

Third Quarter Ended September 28, 2014 Compared to Third Quarter Ended September 29, 2013

Net Sales.  Our business is reported in three geographic segments: Americas, EMEA and Asia-Pacific. Our net sales in each of these segments for each of the third quarters of 2014 and 2013 were as follows:

	Third Quarter Ended September 28, 2014		Third Quarter Ended September 29, 2013			% Change to Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales
	(dollars in millions)
Americas	$228.6	60.8%	$220.5	59.3%	$8.1	2.2%
EMEA	136.4	36.3	142.7	38.4	(6.3)	(1.7)
Asia-Pacific	11.0	2.9	8.6	2.3	2.4	0.6
Total	$376.0	100.0%	$371.8	100.0%	$4.2	1.1%

The change in net sales was attributable to the following:

					Change As a % of Consolidated Net Sales				Change As a % of Segment Net Sales
	Americas	EMEA	Asia- Pacific	Total	Americas	EMEA	Asia- Pacific	Total	Americas	EMEA	Asia- Pacific
	(dollars in millions)
Organic	$9.1	$(7.2)	$2.4	$4.3	2.5%	(1.9)%	0.6%	1.2%	4.1%	(5.0)%	27.9%
Foreign exchange	(1.0)	0.9	—	(0.1)	(0.3)	0.2	—	(0.1)	(0.4)	0.6	—
Total	$8.1	$(6.3)	$2.4	$4.2	2.2%	(1.7)%	0.6%	1.1%	3.7%	(4.4)%	27.9%

Our products are sold to wholesalers, DIY chains, and OEMs. The change in organic net sales by channel was attributable to the following:

					Change As a % of Prior Year Sales
	Wholesale	DIY	OEMs	Total	Wholesale	DIY	OEMs
	(dollars in millions)
Americas	$6.1	$2.2	$0.8	$9.1	3.8%	5.2%	4.4%
EMEA	(5.4)	(0.9)	(0.9)	(7.2)	(7.5)	(23.1)	(1.4)
Asia-Pacific	2.5	—	(0.1)	2.4	47.2	—	(3.0)
Total	$3.2	$1.3	$(0.2)	$4.3

Organic net sales in the Americas wholesale, DIY and OEM markets increased in the third quarter of 2014, compared to the third quarter of 2013, mainly due to increased sales volume in residential and commercial flow control products and water quality product lines.

Organic net sales in the EMEA wholesale market decreased as compared to the third quarter of 2013 primarily due to a general wholesale market decline in the water and plumbing products and HVAC products, primarily in the German and French markets. The organic net sales decreases were partially offset by increases in drains sales.

Organic net sales in the Asia-Pacific wholesale market increased as compared to the third quarter of 2013 primarily due to increased sales in residential valve and heating products.

The net decrease in sales due to foreign exchange was primarily due to the depreciation of the Canadian dollar against the U.S. dollar partially offset by the appreciation of the euro against the U.S. dollar. We cannot predict whether foreign currencies will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

Gross Profit. Gross profit and gross profit as a percent of net sales (gross margin) for the third quarters of 2014 and 2013 were as follows:

	Third Quarter Ended
	September 28, 2014	September 29, 2013
	(dollars in millions)
Gross profit	$138.1	$133.9
Gross margin	36.7%	36.0%

Americas’ gross margin increased compared to the third quarter of 2013 due primarily to reduced manufacturing inefficiencies in our lead free foundry offset by increased customer rebates in 2014.  EMEA’s gross margin increased primarily due to cost containment, production efficiencies and favorable material prices.

Selling, General and Administrative Expenses.  Selling, general and administrative, or SG&A, expenses for the third quarter of 2014 decreased $5.7 million, or 5.7%, compared to the third quarter of 2013.  The decrease in SG&A expenses was attributable to the following:

	(in millions)	% Change

Organic	$(5.8)	(5.8)%
Foreign exchange	0.1	0.1
Total	$(5.7)	(5.7)%

The organic decrease in SG&A expenses was primarily due to decreased product liability and insurance costs of $4.3 million, decreased legal costs of $1.8 million and decreased personnel costs of $1.8 million offset by EMEA transformation non-recurring deployment costs of $0.7 million and increased commission and freight costs of $0.6 million associated with increased sales.  The reduction in the product liability and insurance costs of $4.3 million primarily relates to $3.7 million of reduced product liability costs in the Americas due to incremental costs recorded in 2013 related to increased reported claims.  The increase in SG&A expenses from foreign exchange was primarily due to the appreciation of the euro against the U.S. dollar in 2014.  Total SG&A expenses, as a percentage of sales, were 25.3% in the third quarter of 2014 and 27.1% in the third quarter of 2013.

Restructuring and Other Charges, Net. In the third quarter of 2014, we recorded a net charge of $0.4 million primarily for involuntary terminations and other costs incurred as part of our EMEA restructuring plans, as compared to $2.8 million of restructuring charges for the third quarter of 2013. For a more detailed description of our current restructuring plans, see Note 5 of Notes to Consolidated Financial Statements.

Operating Income.  Operating income (loss) by geographic segment for the third quarters of 2014 and 2013 were as follows:

	Third Quarter Ended			% Change to Consolidated Operating
	September 28, 2014	September 29, 2013	Change	Income
	(dollars in millions)
Americas	$33.4	$21.5	$11.9	39.4%
EMEA	15.1	13.4	1.7	5.6
Asia-Pacific	1.7	2.0	(0.3)	(1.0)
Corporate	(7.5)	(6.7)	(0.8)	(2.6)
Total	$42.7	$30.2	$12.5	41.4%

The increase (decrease) in operating income (loss) is attributable to the following:

						Change					Change
						As a % of Consolidated Operating Income					As a % of Segment Operating Income
	Americas	EMEA	Asia- Pacific	Corporate	Total	Americas	EMEA	Asia- Pacific	Corporate	Total	Americas	EMEA	Asia- Pacific	Corporate
	(dollars in millions)
Organic	$12.0	$(1.0)	$(0.3)	$(0.8)	$9.9	39.7%	(3.3)%	(1.0)%	(2.7)%	32.8%	55.8%	(7.5)%	(15.0)%	(11.9)%
Foreign exchange	(0.1)	—	—	—	(0.1)	(0.3)	—	—	—	(0.3)	(0.5)	—	—	—
Restructuring, impairment charges and other	—	2.7	—	—	2.7	—	8.9	—	—	8.9	—	20.2	—	—
Total	$11.9	$1.7	$(0.3)	$(0.8)	$12.5	39.4%	5.6%	(1.0)%	(2.7)%	41.4%	55.3%	12.7%	(15.0)%	(11.9)%

The increase in consolidated operating income was due primarily to increased gross profit and decreased SG&A expenses and restructuring and other charges.  The increase in Americas’ organic operating income compared to the prior year was driven by reduced manufacturing inefficiencies in our lead free foundry and reduced product liability costs, offset by increased customer rebates in 2014.  The EMEA organic operating income decrease was partially due to decreased sales volumes and EMEA transformation deployment costs of $0.7 million offset by SG&A expense reductions.

Interest Expense.  Interest expense decreased $0.3 million, or 5.9%, for the third quarter of 2014 as compared to the third quarter of 2013 primarily due to lower borrowing rates on our stand-by letters of credit.

Other expense, net.  Other expense, net increased $1.3 million for the third quarter of 2014 as compared to the third quarter of 2013 primarily due to foreign currency transaction losses mostly related to the weakening of the Canadian dollar against the U.S. dollar.

Income Taxes.  Our effective income tax rate for continuing operations increased to 37.9% in the third quarter of 2014, from 29.7% for the third quarter of 2013.  The increase was partially due to changes in reserves for uncertain tax positions in EMEA recorded during the third quarter of 2014 and also due to mix of worldwide earnings and North America earnings.  The third quarter 2013 rate was lower due to the revaluation of our Danish subsidiary’s deferred tax liabilities as a result of a tax rate reduction in Denmark.

Net Income.  Net income from continuing operations for the third quarter of 2014 was $22.6 million, or $0.64 per common share, compared to $17.5 million, or $0.49 per common share, for the third quarter of 2013. Results for the third quarter of 2014 include after-tax charges of $1.3 million, or $0.04 per common share for income tax adjustments, $0.5 million, or $0.01 per common share, for EMEA transformation deployment costs, and $0.3 million, or $0.01 per common share, for restructuring and other charges, compared to $2.0 million for restructuring and other charges, or $0.06 per common share for the third quarter of 2013.

Nine Months Ended September 28, 2014 Compared to Nine Months Ended September 29, 2013

Net Sales.  Our business is reported in three geographic segments: Americas, EMEA and Asia-Pacific. Our net sales in each of these segments for each of the first nine months of 2014 and 2013 were as follows:

	Nine Months Ended September 28, 2014		Nine Months Ended September 29, 2013			% Change to Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales
	(dollars in millions)
Americas	$689.5	60.6%	$657.9	59.9%	$31.6	2.9%
EMEA	419.4	36.9	416.0	37.9	3.4	0.3
Asia-Pacific	28.3	2.5	23.6	2.2	4.7	0.4
Total	$1,137.2	100.0%	$1,097.5	100.0%	$39.7	3.6%

The change in net sales was attributable to the following:

					Change As a % of Consolidated Net Sales				Change As a % of Segment Net Sales
	Americas	EMEA	Asia- Pacific	Total	Americas	EMEA	Asia- Pacific	Total	Americas	EMEA	Asia- Pacific
	(dollars in millions)
Organic	$35.6	$(9.0)	$4.4	$31.0	3.2%	(0.8)%	0.4%	2.8%	5.4%	(2.2)%	18.6%
Foreign exchange	(4.0)	12.4	0.3	8.7	(0.3)	1.1	—	0.8	(0.6)	3.0	1.3
Total	$31.6	$3.4	$4.7	$39.7	2.9%	0.3%	0.4%	3.6%	4.8%	0.8%	19.9%

Our products are sold to wholesalers, DIY chains, and OEMs. The change in organic net sales by channel was attributable to the following:

					Change As a % of Prior Year Sales
	Wholesale	DIY	OEMs	Total	Wholesale	DIY	OEMs
	(dollars in millions)
Americas	$31.2	$3.6	$0.8	$35.6	6.6%	2.7%	1.5%
EMEA	(8.8)	(2.1)	1.9	(9.0)	(4.1)	(17.6)	1.0
Asia-Pacific	3.9	—	0.5	4.4	30.5	—	4.6
Total	$26.3	$1.5	$3.2	$31.0

Organic net sales in the Americas wholesale, DIY and OEM markets increased in the first nine months of 2014, compared to the first nine months of 2013, mainly due to increased sales volume in residential and commercial flow and water quality product lines.

Organic net sales in the EMEA wholesale market decreased as compared to the first nine months of 2013 primarily due to softening in the German wholesale market. Decreases in the DIY channel were primarily due to decreases in the French DIY market. These decreases were partially offset by increases in the OEM market by increased sales in our electronic controls business.

Organic net sales in the Asia-Pacific wholesale market increased as compared to the first nine months of 2013 primarily due to increased sales in residential valve and heating products.

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

Gross Profit. Gross profit and gross profit as a percent of net sales (gross margin) for the first nine months of 2014 and 2013 were as follows:

	Nine Months Ended
	September 28, 2014	September 29, 2013
	(dollars in millions)
Gross profit	$410.4	$395.6
Gross margin	36.1%	36.0%

Americas’ gross margin decreased compared to the first nine months of 2013 due primarily to increased customer rebates more than offsetting the favorable product mix.  EMEA’s gross margin increased primarily due to cost reductions, production efficiencies and favorable material prices.

Selling, General and Administrative Expenses.  Selling, general and administrative, or SG&A, expenses for the first nine months of 2014 increased $4.1 million, or 1.4%, compared to the first nine months of 2013.  The increase in SG&A expenses was attributable to the following:

	(in millions)	% Change

Organic	$2.0	0.7%
Foreign exchange	2.1	0.7
Total	$4.1	1.4%

The organic increase in SG&A expenses was primarily due to EMEA transformation non-recurring deployment costs of $5.8 million, $1.1 million accrual for additional U.S. import duties and fees pertaining to activities during the previous five years, and increased commission and freight costs of $3.4 million associated with increased sales, offset by a decrease in product liability costs of $3.5 million, decreased personnel costs of $1.4 million and decreased legal expenses of $4.3 million due to fewer ongoing legal matters and a favorable legal settlement of $1.5 million in 2014.  The non-recurring EMEA deployment costs of $5.8 million consist primarily of external consulting and IT related costs. The increase in SG&A expenses from foreign exchange was primarily due to the appreciation of the euro against the U.S. dollar offset partially by the depreciation of the Canadian dollar against the U.S. dollar in 2014.  Total SG&A expenses, as a percentage of sales, were 26.2% in the first nine months of 2014 and 26.8% in the first nine months of 2013.

Restructuring and Other Charges, Net. In the first nine months of 2014, we recorded a net charge of $7.2 million primarily for involuntary terminations and other costs incurred as part of our EMEA restructuring plans and a reduction-in-force in the Americas and Corporate, as compared to $7.0 million of restructuring charges for the first nine months of 2013. For a more detailed description of our current restructuring plans, see Note 5 of Notes to Consolidated Financial Statements.

Operating Income.  Operating income (loss) by geographic segment for the first nine months of 2014 and 2013 were as follows:

	Nine Months Ended			% Change to Consolidated Operating
	September 28, 2014	September 29, 2013	Change	Income
	(dollars in millions)
Americas	$85.0	$74.3	$10.7	11.3%
EMEA	37.1	34.1	3.0	3.1
Asia-Pacific	4.7	7.3	(2.6)	(2.7)
Corporate	(21.7)	(21.3)	(0.4)	(0.4)
Total	$105.1	$94.4	$10.7	11.3%

The increase (decrease) in operating income (loss) is attributable to the following:

						Change					Change
						As a % of Consolidated Operating Income					As a % of Segment Operating Income
	Americas	EMEA	Asia- Pacific	Corporate	Total	Americas	EMEA	Asia- Pacific	Corporate	Total	Americas	EMEA	Asia- Pacific	Corporate
	(dollars in millions)
Organic	$13.4	$(1.3)	$(2.6)	$0.4	$9.9	14.1%	(1.3)%	(2.7)%	0.4%	10.5%	18.0%	(3.8)%	(35.6)%	(1.9)%
Foreign exchange	(0.6)	1.3	—	—	0.7	(0.6)	1.3	—	—	0.7	(0.8)	3.8	—	—
Restructuring, impairment charges and other	(2.1)	3.0	—	(0.8)	0.1	(2.2)	3.1	—	(0.8)	0.1	(2.8)	8.8	—	3.8
Total	$10.7	$3.0	$(2.6)	$(0.4)	$10.7	11.3%	3.1%	(2.7)%	(0.4)%	11.3%	14.4%	8.8%	(35.6)%	1.9%

The increase in consolidated operating income was due primarily to an increase in gross profit from increased sales volume, offset by an increase in SG&A expenses.  The increase in Americas’ organic operating income was driven by higher sales volume and reduced SG&A expenses offset by increased restructuring expenses.  The EMEA organic operating income decrease was due to EMEA transformation deployment costs of $5.8 million offset by productivity efficiencies and SG&A expense reductions. Asia-Pacific’s organic operating income decreased primarily due to the impact on gross margins from reduced absorption driven by lower intercompany sales and higher SG&A expenses.

Interest Expense.  Interest expense decreased $2.0 million, or 12.0%, for the first nine months of 2014 as compared to the first nine months of 2013 primarily due to the retirement in mid-May 2013 of $75 million in unsecured senior notes and lower borrowing rates on our stand-by letters of credit.

Other expense, net.  Other expense, net increased $0.2 million for the first nine months of 2014 as compared to the first nine months of 2013, primarily due to fewer foreign currency transaction losses.

Income Taxes.  Our effective income tax rate for continuing operations increased to 34.8% for the nine months ended September 28, 2014 from 31.1% for the nine months ended September 29, 2013.  The increase was partially due to changes in reserves for uncertain tax positions in EMEA recorded during the third quarter of 2014. The higher rate in 2014 is also due to the Americas earnings mix, with the U.S. contributing a larger portion of worldwide earnings in 2014 than in 2013. The 2013 rate was lower as a result of a tax rate reduction in Denmark.

Net Income.  Net income from continuing operations for the first nine months of 2014 was $58.0 million, or $1.64 per common share, compared to $52.7 million, or $1.48 per common share, for the first nine months of 2013. Results for the first nine months of 2014 include after-tax charges of $4.8 million, or $0.14 per common share, for restructuring and other charges, EMEA transformation deployment costs of $4.2 million or $0.12 per common share, and tax adjustments of $1.3 million or $0.04 per common share, compared to $5.0 million, or $0.14 per common share, for restructuring and other charges for the first nine months of 2013.

Liquidity and Capital Resources

We generated $73.5 million of net cash from operating activities in the first nine months of 2014 as compared to $67.7 million in the first nine months of 2013. This increase is primarily due to the increase in net income.  Working capital (defined as current assets less current liabilities) as of September 28, 2014 was $548.8 million compared to $502.6 million as of September 29, 2013.

We used $15.7 million of net cash for investing activities for the first nine months of 2014 for the purchase of capital equipment.  For the remainder of fiscal year 2014, we expect to invest approximately $7.0 to $9.0 million in capital equipment as part of our ongoing commitment to improve our operating capabilities.

We used $38.8 million of net cash for financing activities for the first nine months of 2014 primarily for the payments to repurchase approximately 496,000 shares of Class A common stock at a cost of approximately $29.1 million and dividend payments of $15.2 million. For the remainder of fiscal year 2014, we expect to invest approximately $11.0 million in our stock repurchase program.

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

Borrowings outstanding under the Credit Agreement bear interest at a fluctuating rate per annum equal to an applicable percentage equal to (1) in the case of Eurocurrency rate loans, the British Bankers Association LIBOR rate plus an applicable percentage, ranging from 0.975% to 1.45%, determined by reference to the Company’s consolidated leverage ratio, or (2) in the case of base rate loans and swing line loans, the highest of (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such day as announced by JPMorgan Chase Bank, N.A. as its “prime rate,” and (c) the British Bankers Association LIBOR rate plus 1.0%, plus an applicable percentage, ranging from 0.00% to 0.45%, determined by reference to our consolidated leverage ratio. In addition to paying interest under the Credit Agreement, we are also required to pay certain fees in connection with the credit facility, including, but not limited to, an unused facility fee and letter of credit fees.  Under the Credit Agreement, we are required to satisfy and maintain specified financial ratios and other financial condition tests. We may repay loans outstanding under the Credit Agreement from time to time without premium or penalty, other than customary breakage costs, if any, and subject to the terms of the Credit Agreement.  As of September 28, 2014, we had $23.6 million of stand-by letters of credit outstanding under the Credit Agreement. As of September 28, 2014, we were in compliance with all covenants related to the Credit Agreement and had $476.4 million of unused and available credit under the Credit Agreement.

Working capital as of September 28, 2014 was $548.8 million compared to $530.2 million as of December 31, 2013.  Cash and cash equivalents increased to $272.4 million as of September 28, 2014, compared to $267.9 million as of December 31, 2013. The ratio of current assets to current liabilities was 2.8 to 1 as of September 28, 2014 and 2.6 to 1 as of December 31, 2013.

Our Pension Plan was terminated effective July 31, 2014.  The plan termination must first satisfy the regulatory requirements prescribed by the Internal Revenue Service and the Pension Benefit Guaranty Corporation, which is expected to occur in late 2015. Once the requirements are met, distribution of plan assets pursuant to the termination is expected to occur within four months. Our SERP was terminated effective May 15, 2014.  We will settle all liabilities under the SERP in accordance with Section 409A of the Internal Revenue Code by paying lump sums to plan participants at least twelve and no more than twenty four months following the termination date.  Based on our third party actuary’s estimate using preliminary assumptions, our estimated cash outflow is approximately $35-45 million.  This estimated range is subject to change based on the fair value of the plan assets at distribution, market interest rates and annuity purchase rates at distribution and elected forms of payment.

As of September 28, 2014, we held $272.4 million in cash and cash equivalents.  Of this amount, approximately $240.3 million of cash and cash equivalents was held by foreign subsidiaries.  Our ability to fund U.S. operations from this balance could be limited by possible tax implications of moving proceeds across jurisdictions.  Our U.S. operations currently generate sufficient cash flows to meet our domestic obligations.  We also have the ability to borrow funds at reasonable interest rates or utilize the committed funds under our Credit Agreement.  However, if amounts held by foreign subsidiaries were needed to fund operations in the United States, we could be required to accrue and pay taxes to repatriate these funds.  Such charges may include a federal tax of up to 35.0% on dividends received in the U.S., potential state income taxes and an additional withholding tax payable to foreign jurisdictions of up to 10.0%.  However, our intent is to permanently reinvest undistributed earnings of foreign subsidiaries through operations or acquisitions, and there are no current plans to repatriate the undistributed earnings to fund operations in the United States.

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

A reconciliation of net cash provided by operating activities to free cash flow and calculation of our cash conversion rate is provided below:

	Nine Months Ended
	September 28, 2014	September 29, 2013
	(in millions)
Net cash provided by operating activities	$73.5	$67.7
Less: additions to property, plant, and equipment	(16.1)	(22.6)
Plus: proceeds from the sale of property, plant, and equipment	0.4	1.4
Free cash flow	$57.8	$46.5

Net income from continuing operations	$58.0	$52.7

Cash conversion rate of free cash flow to net income from continuing operations	99.7%	88.2%

Our free cash flow increased in the third quarter of 2014 when compared to the third quarter of 2013 primarily due to higher earnings in 2014 and higher capital expenditure in 2013 related to our lead free foundry.

Our net debt to capitalization ratio (a non-GAAP financial measure) at September 28, 2014 was 3.3%, compared to 3.8% at December 31, 2013. The decrease in net debt to capitalization ratio is due to a decrease in net debt primarily driven by an increase in cash and cash equivalents at September 28, 2014. Management believes the net debt to capitalization ratio is an appropriate supplemental measure because it helps investors understand our ability to meet our financing needs and serves as a basis to evaluate our financial structure. Our computation may not be comparable to other companies that may define their net debt to capitalization ratios differently.

A reconciliation of long-term debt (including current portion) to net debt and our net debt to capitalization ratio is provided below:

	September 28,	December 31,
	2014	2013
	(in millions)
Current portion of long-term debt	$2.0	$2.2
Plus: long-term debt, net of current portion	303.7	305.5
Less: cash and cash equivalents	(272.4)	(267.9)
Net debt	$33.3	$39.8

	September 28,	December 31,
	2014	2013
	(in millions)
Net debt	$33.3	$39.8
Plus: total stockholders’ equity	970.1	1,002.1
Capitalization	$1,003.4	$1,041.9
Net debt to capitalization ratio	3.3%	3.8%

We maintain letters of credit that guarantee our performance or payment to third parties in accordance with specified terms and conditions. Amounts outstanding were approximately $23.6 million as of September 28, 2014 and at December 31, 2013. Our letters of credit are primarily associated with insurance coverage and, to a lesser extent, foreign purchases and generally expire within one year of issuance. These instruments may exist or expire without being drawn down; therefore they do not necessarily represent future cash flow obligations.

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

Application of Critical Accounting Policies and Key Estimates

The preparation of our consolidated financial statements in accordance with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported. A critical accounting estimate is an assumption about highly uncertain matters and could have a material effect on the consolidated financial statements if another, also reasonable, amount were used, or, a change in the estimate is reasonably likely from period to period. We base our assumptions on historical experience and on other estimates that we believe are reasonable under the circumstances. Actual results could differ significantly from these estimates.  There were no changes in accounting policies or significant changes in accounting estimates during the first nine months of 2014.

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

New Accounting Standards

In June 2014, FASB issued ASU 2014-12, “Compensation — Stock Compensation: Accounting for Share Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. ASU 2014-12 clarifies that performance targets that could be achieved after the requisite period should be treated as performance conditions. Those performance conditions would not be reflected in estimating the grant date fair value of the award, but instead would be accounted for when the achievement of the performance condition becomes probable. ASU 2014-12 is effective in the first quarter of 2016 for public companies with calendar year ends, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on our financial statements.

In May 2014, FASB issued ASU 2014-09, “Revenue from Contracts with Customers”. ASU 2014-09 converges revenue recognition under U.S. GAAP and IFRS. For U.S. GAAP, the standard generally eliminates transaction- and industry-specific revenue recognition guidance. This includes current guidance on long-term construction-type contracts, software arrangements, real estate sales, telecommunication arrangements, and franchise sales. Under the new standard, revenue is recognized based on a five-step model. ASU 2014-09 is effective in the first quarter of 2017 for public companies with calendar year ends, and early adoption is not permitted for public companies under U.S. GAAP. We are assessing the impact of this standard on the Company’s financial statements.

In April 2014, FASB issued ASU 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. ASU 2014-08 will change the definition of discontinued operations and limit discontinued operations presentation to disposals of components representing a strategic shift that will have a major effect on the operations and financial results of the issuer. ASU 2014-08 is effective in the first quarter of 2015 for public companies with calendar year ends, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on our financial statements.

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

Our foreign subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials and are denominated in European currencies or the U.S. or Canadian dollar. We may use foreign currency forward exchange contracts to manage the risk related to intercompany purchases that occur during the course of a year and certain open foreign currency denominated commitments to sell products to third parties.  Realized and unrealized gains and losses on the contracts would be recognized in other (income) expense.  We currently do not have any forward contracts outstanding.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended September 28, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  In connection with these rules, we will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Part II.  OTHER INFORMATION

Item l.   Legal Proceedings

As disclosed in Part I, Item 1, “Product Liability, Environmental and Other Litigation Matters” of our Annual Report on Form 10-K for the year ended December 31, 2013, we are party to certain litigation.  Except as included in Part I. Financial Statement Note 10 under ‘Trabakoolas et al., v. Watts Water Technologies, Inc., et al., there have been no material developments with respect to our contingencies and environmental remediation proceedings during the quarter ended September 28, 2014.

Item 1A.  Risk Factors

This report may include statements that are not historical facts and are considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements reflect our current views about future results of operations and other forward-looking information.  In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should” and “would” or similar words. You should not rely on forward-looking statements because our actual results may differ materially from those indicated by these forward-looking statements as a result of a number of important factors.  These factors include, but are not limited to, the following:  the effectiveness of our operational excellence initiatives and cost recovery actions; the effectiveness of our ongoing restructuring and transformation projects; the current economic and financial condition, which can affect levels of housing starts and remodeling, and affect the markets where our products are sold, manufactured, or marketed; production inefficiencies related to our lead free foundry; shortages in and pricing of raw materials and supplies; loss of market share through competition; introduction of competing products by other companies; pressure on prices from competitors, suppliers, and/or customers; changes in variable interest rates on our borrowings; identification and disclosure of material weaknesses in our internal control over financial reporting; failure to expand our markets through acquisitions; failure or delay in developing new products; lack of acceptance of new products; failure to manufacture products that meet required performance and safety standards; foreign exchange rate fluctuations; cyclicality of industries, such as plumbing and heating wholesalers and home improvement retailers, in which we market certain of our products; environmental compliance costs; product liability risks; the results and timing of our restructuring plans; changes in the status of current litigation; and other risks and uncertainties discussed in Part I, “Item 1A. Risk Factors” and in Note 14 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission, and in other reports we file from time to time with the Securities and Exchange Commission.

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

The following table includes information with respect to shares of our Class A common stock withheld to satisfy withholding tax obligations during the three-month period ended September 28, 2014.

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
June 30, 2014 — July 27, 2014	2,291	$58.46	—	—
July 28, 2014 — August 24, 2014	17,091	$58.80	—	—
August 25, 2014 — September 28, 2014	122	$61.12	—	—
Total	19,504	$58.77	—	—

The following table includes information with respect to repurchases of our Class A common stock during the three-month period ended September 28, 2014 under our stock repurchase program.

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
June 30, 2014 — July 27, 2014	37,221	$61.20	37,221	$44,742,487
July 28, 2014 — August 24, 2014	51,155	$59.42	51,155	$41,702,956
August 25, 2014 — September 28, 2014	60,594	$62.86	60,594	$37,893,940
Total	148,970	$61.26	148,970

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

WATTS WATER TECHNOLOGIES, INC.

Date: November 4, 2014	By:	/s/ Robert J. Pagano, Jr.
Robert J. Pagano, Jr.
Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial officer)

Date: November 4, 2014	By:	/s/ Kenneth S. Korotkin
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

*                                         Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at September 28, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the Third Quarters Ended September 28, 2014 and September 29, 2013 and the Nine Months Ended September 28, 2014 and September 29, 2013, (iii) Consolidated Statements of Comprehensive Income (Loss) for the Third Quarters Ended September 28, 2014 and September 29, 2013 and the Nine Months Ended September 28, 2014 and September 29, 2013, (iv) Consolidated Statements of Cash Flows for the First Nine Months Ended September 28, 2014 and September 29, 2013, and (v) Notes to Consolidated Financial Statements.

(1)         Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-11499) for the quarter ended July 3, 2005.

(2)         Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-11499) dated April 29, 2013.