Form 10-K
period 2014-12-31
WATTS WATER TECHNOLOGIES INC
filed 2015-02-26
CIK 795403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of June 27, 2014, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $1,755,888,663 based on the closing sale price as reported on the New York Stock Exchange.

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at January 30, 2015
Class A common stock, $0.10 par value per share	28,507,519 shares
Class B common stock, $0.10 par value per share	6,479,290 shares

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on May 13, 2015, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

        Our strategy is to be the leading provider of products that improve the quality, conservation, safety, and control of water in residential, commercial and industrial markets in the Americas and EMEA (Europe, Middle East and Africa) and to expand our presence in Asia-Pacific. Our primary objective is to grow earnings by increasing sales within existing markets, expanding into new markets, leveraging our distribution channels and customer base, making selected acquisitions, reducing manufacturing costs and advocating for the development and enforcement of industry standards.

        We intend to continue to expand organically by introducing products in existing markets, by enhancing our preferred brands, by developing new complementary products, by promoting plumbing code development to drive the need for safety and water quality products and by continually improving merchandising in our wholesale distribution channels. We target selected new product and geographic markets based on growth potential, including our ability to leverage our existing distribution channels. Additionally, we leverage our distribution channels through the introduction of new products, as well as the integration of products of our acquired companies.

        We intend to continue to generate incremental growth by targeting selected acquisitions, both in our core markets as well as new complementary markets. We have completed 21 acquisitions in the last decade. Our acquisition strategy focuses on businesses that manufacture preferred brand name products that address our themes of water quality, conservation, safety, control, and comfort in our primary or related complementary markets. We target businesses that will provide us with one or more of the following: an entry into new markets, an increase in shelf space with existing customers, strong brand names, a new or improved technology or an expansion of the breadth of our product offerings.

        We are committed to reducing our manufacturing and operating costs through a combination of manufacturing in lower-cost countries, using Lean and Six Sigma to drive continuous improvement across all key processes, and consolidating our diverse manufacturing operations in Americas, EMEA and Asia-Pacific. We have a number of manufacturing facilities in lower-cost regions such as Mexico, China, Bulgaria and Tunisia. In recent years, we have announced several global restructuring plans to reduce our manufacturing footprint in order to reduce our costs and to realize additional operating efficiencies.

        Our products are sold to wholesale distributors and dealers, original equipment manufacturers (OEMs) and major DIY chains. Most of our sales are for products that have been approved under regulatory standards incorporated into state and municipal plumbing, heating, building and fire protection codes in North America and Europe. We have consistently advocated for the development and enforcement of plumbing codes and are committed to providing products to meet these standards, particularly for safety and control valve products.

        Additionally, a majority of our manufacturing facilities are ISO 9000, 9001 or 9002 certified by the International Organization for Standardization.

        Our business is reported in three geographic segments: Americas, EMEA and Asia-Pacific. The contributions of each segment to net sales, operating income and the presentation of certain other financial information by segment are reported in Note 16 of the Notes to Consolidated Financial Statements and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

Products

        We have a broad range of products in terms of design distinction, size and configuration. We classify our many products into four universal product lines. These product lines are:

  •
  Residential & commercial flow control products—includes products typically sold into plumbing and hot water applications such as backflow preventers, water pressure regulators, temperature and pressure relief valves, and thermostatic mixing valves. Residential & commercial flow control products accounted for approximately 61% of our total sales in each of 2014, 2013 and 2012.

  •
  HVAC & gas products—includes hydronic and electric heating systems for under-floor radiant applications, commercial high-efficiency boilers, water heaters and heating solutions, custom heat and hot water solutions, hydronic pump groups for boiler manufacturers and alternative energy control packages, and flexible stainless steel connectors for natural and liquid propane gas in commercial food service and residential applications. HVAC & gas products accounted for approximately 24% of our total sales in each of 2014, 2013 and 2012. HVAC is an acronym for heating, ventilation and air conditioning.

  •
  Drainage & water re-use products—includes drainage products and engineered rain water harvesting solutions for commercial, industrial, marine and residential applications. Drainage & water re-use products accounted for approximately 10% of our total sales in each of 2014, 2013 and 2012.

  •
  Water quality products—includes point-of-use and point-of-entry water filtration, conditioning and scale prevention systems for both commercial and residential applications. Water quality products accounted for approximately 5% of our total sales in each of 2014, 2013 and 2012.

Product Rationalization and Commercial Excellence

        We strive to invest in product innovation that meets the wants and needs of our customers and our end markets. Our focus is on differentiated products that will provide greater opportunity to distinguish ourselves in the market place. Conversely we want to migrate away from undifferentiated products where we cannot add value. In addition, we want to be a solutions provider, not merely a components supplier. We continuously look for strategic opportunities to invest or divest where necessary in order to meet those objectives.

        On February 17, 2015, the Board of Directors of the Company approved the initial phase of a restructuring program relating to the transformation of our Americas and Asia-Pacific businesses, which primarily involves product line rationalization efforts relating to low margin, undifferentiated products. We expect to ultimately eliminate between $175 million to $200 million of our combined Americas and Asia-Pacific net sales that primarily affect our do-it-yourself (DIY) distribution channel. Refer to Recent Developments in "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion.

Customers and Markets

        We sell our products to plumbing, heating and mechanical wholesale distributors, OEMs and major DIY chains.

        Wholesalers.    Approximately 64% of our sales in both 2014 and 2013, and 63% of our sales in 2012, were to wholesale distributors for commercial and residential applications. We rely on commissioned manufacturers' representatives, some of which maintain a consigned inventory of our products, to market our product lines. Additionally, various water quality products are sold to independent dealers throughout the Americas.

        OEMs.    Approximately 23% of our sales in both 2014 and 2013, and 24% of our sales in 2012, were to OEMs. In the Americas, our typical OEM customers are water heater manufacturers and equipment and water systems manufacturers needing flow control devices and other products. Our sales to OEMs in EMEA are primarily to boiler manufacturers and radiant system manufacturers. Our sales to OEMs in Asia-Pacific are primarily to boiler, water heaters and bath manufacturers including manufacturers of faucet and shower products.

        DIY Chains.    Approximately 13% of our sales in each of 2014, 2013 and 2012 were to DIY chains.

        In 2014, 2013 and 2012, no customer accounted for more than 10% of our total net sales. Our top ten customers accounted for approximately $380.0 million, or 25%, of our total net sales in 2014; $321.7 million, or 22%, of our total net sales in 2013; and $309.3 million, or 22%, of our total net sales in 2012. Thousands of other customers constituted the balance of our net sales in each of those years.

Marketing and Sales

        For product sales, we rely primarily on commissioned manufacturers' representatives, some of which maintain a consigned inventory of our products. These representatives sell primarily to plumbing and heating wholesalers and contractors or service DIY stores in the Americas. We also sell products for the residential construction and home repair and remodeling industries through DIY plumbing retailers, national catalog distribution companies, hardware stores, building material outlets and retail home center chains and through plumbing and heating wholesalers. In addition, we sell products directly to wholesalers, OEMs and private label accounts primarily in EMEA and to a lesser extent in the Americas.

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

        Capital expenditures and depreciation for each of the last three years were as follows:

	Years Ended December 31,
	2014	2013	2012
	(in millions)
Capital expenditures	$23.7	$27.7	$30.5
Depreciation	$32.9	$34.2	$33.1

Raw Materials

        We require substantial amounts of raw materials to produce our products, including bronze, brass, cast iron, stainless steel, steel, plastic, and components used in products. Substantially all of the raw materials we require are purchased from outside sources. The commodity markets have experienced volatility over the past several years, particularly with respect to copper and stainless steel. Bronze and brass are copper-based alloys. The price of copper has steadily declined over the last three years. In 2014, copper spot prices started out higher in the first quarter but continued to decline through the remainder of the year. In 2013, spot copper prices in the first quarter trended higher, with prices declining through the remainder of the year. In 2012, increases in the first quarter and third quarter were offset by more moderate pricing in the second quarter and fourth quarter. The fact that we internationally source a significant amount of raw materials means that several months of raw materials and work in process are moving through our supply chain at any point in time. We are not able to predict whether commodity costs, including copper and stainless steel, will significantly increase or decrease in the future. If commodity costs increase in the future and we are not able to reduce or eliminate the effect of the cost increases by reducing production costs or implementing price increases, our profit margins could decrease. If commodity costs were to decline, we may experience pressures from customers to reduce our selling prices. The timing of any price reductions and decreases in commodity costs may not align. As a result, our margins could be affected.

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

Code Compliance

        Products representing a majority of our sales are subject to regulatory standards and code enforcement, which typically require that these products meet stringent performance criteria. Standards are established by such industry test and certification organizations as the American Society of Mechanical Engineers (ASME), the America Water Works Association (AWWA), the Canadian Standards Association (CSA), the International Code Council (ICC), the American Society of Sanitary Engineering (ASSE), the University of Southern California Foundation for Cross-Connection Control and Hydraulic Research (USC FCCC & HR), the International Association of Plumbing and Mechanical Officials (IAPMO), FM Global (FM), NSF International (NSF) and Underwriters Laboratories (UL). Many of these standards are incorporated into state and municipal plumbing and heating, building and fire protection codes.

        National regulatory standards in Europe vary by country. The major standards and/or guidelines that our products must meet are AFNOR (France), DVGW (Germany), UNI/ICIM (Italy), KIWA (Netherlands), SVGW (Switzerland), SITAC (Sweden), WRAS (United Kingdom) and CEN (Denmark). Further, there are local regulatory standards requiring compliance as well.

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

New Product Development and Engineering

        We maintain our own product development staff, design teams, and testing laboratories in Americas, EMEA and Asia-Pacific that work to enhance our existing products and develop new products. We maintain sophisticated product development and testing laboratories. Research and development costs included in selling, general, and administrative expense amounted to $22.5 million, $21.5 million and $20.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

        Effective January 4, 2014, the Reduction of Lead in Drinking Water Act reduced the permissible weighted average lead content in faucets, fittings and valves used in potable water applications from 8% to 0.25% throughout the United States. We invested considerable resources over the past several years to develop lead free versions of our plumbing products to comply with the new law, and we successfully introduced our lead free product offerings throughout the U.S. In response to the nationwide lead free law, we committed an aggregate of approximately $18.3 million in capital spending in 2012 and 2013 for a new foundry and machinery in the U.S. to meet expected lead free demand for our products. Construction of the new foundry was completed and the new facility was commissioned during the second quarter of 2013.

        Complying with this new requirement on a nationwide basis was a challenge for us. The new requirement caused our material costs to increase as suppliers of alternative lead free metals are currently limited and lead free alloy substitutes are more expensive than the original leaded alloys. Our new lead free foundry has been operating since June 2013. We have and may continue to experience some technical challenges in our manufacturing process involved with the lead free alloys. However, production at our foundry stabilized considerably in the second half of 2014.

Competition

        The domestic and international markets for water quality, conservation, safety and control devices are intensely competitive and require us to compete against some companies possessing greater financial, marketing and other resources than ours. Due to the breadth of our product offerings, the number and identities of our competitors vary by product line and market. We consider quality, brand preference, delivery times, engineering specifications, plumbing code requirements, price, technological expertise and breadth of product offerings to be the primary competitive factors. We believe that new product development and product engineering are also important to success in the water industry and that our position in the industry is attributable in part to our ability to develop new and innovative products quickly and to adapt and enhance existing products. We continue to develop new and innovative products to enhance our market position and are continuing to implement manufacturing and design programs to reduce costs. We cannot be certain that our efforts to develop new products will be successful or that our customers will accept our new products. Although we own certain patents and trademarks that we consider to be of importance, we do not believe that our business and competitiveness as a whole are dependent on any one of our patents or trademarks or on patent or trademark protection generally.

Backlog

        Backlog was approximately $91.8 million at February 6, 2015 and approximately $84.4 million at February 7, 2014. We do not believe that our backlog at any point in time is indicative of future operating results and we expect our entire current backlog to be converted to sales in 2015.

Employees

        As of December 31, 2014, we employed approximately 6,100 people worldwide. With the exception of our tekmar subsidiary in Canada and recently acquired AERCO International, Inc. ("AERCO") in New York, none of our employees in North America or Asia are covered by collective bargaining agreements. In some European countries, our employees are subject to traditional national collective bargaining agreements. We believe that our employee relations are good.

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

        On December 12, 2013, we reached an agreement in principle to settle all claims. The total settlement amount was $23.0 million, of which we were responsible for $14.0 million after insurance proceeds of $9.0 million. On July 18, 2014, the Court granted final approval of the class settlement at a fairness hearing, and issued a subsequent written order formalizing the approval on August 5, 2014. No appeal was taken, and the order became final on September 4, 2014. The litigation is now terminated.

        During the fourth quarter of 2013, we recorded a liability of $22.6 million related to the Trabakoolas matter, of which $12.7 million was included in current liabilities and $9.9 million in other noncurrent liabilities. In addition, a $9.0 million receivable was recorded in current assets related to insurance proceeds due under a separate settlement agreement. The liability was reduced by $13.8 million for payments related to notice and claims administration, plaintiff attorneys' fees and partial funding of the settlement amount made during the year ended December 31, 2014. The $9.0 million receivable for insurance proceeds was received as of September 28, 2014. The remaining liability of $8.8 million as of December 31, 2014 will be paid in equal annual installments over four years.

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

Asbestos Litigation

        We are defending approximately 240 lawsuits in different jurisdictions, alleging injury or death as a result of exposure to asbestos. The complaints in these cases typically name a large number of defendants and do not identify any of our particular products as a source of asbestos exposure. To date, discovery has failed to yield evidence of substantial exposure to any of our products and no judgments have been entered against us.

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

Executive Officers and Directors

        Set forth below in alphabetical order are the names of our executive officers and directors, their respective ages and positions with our Company and a brief summary of their business experience for at least the past five years:

Executive Officers	Age	Position
Robert J. Pagano, Jr.	52	Chief Executive Officer, President and interim Chief Financial Officer
Kenneth R. Lepage	44	General Counsel, Executive Vice President of Human Resources and Secretary
Elie Melhem	51	President, Asia-Pacific
Mario Sanchez	58	President and Group Managing Director, EMEA
A. Suellen Torregrosa	52	President, Americas
Non-Employee Directors
Robert L. Ayers(2)(3)	69	Director
Bernard Baert(1)(3)	65	Director
Kennett F. Burnes(1)(3)	72	Director
Richard J. Cathcart(2)(3)	70	Director
W. Craig Kissel(2)(3)	64	Chairman of the Board and Director
John K. McGillicuddy(1)(3)	71	Director
Joseph T. Noonan	33	Director
Merilee Raines(1)(3)	59	Director

(1)
Member of the Audit Committee

(2)
Member of the Compensation Committee

(3)
Member of the Nominating and Corporate Governance Committee

        Robert J. Pagano, Jr. has served as Chief Executive Officer and President of our Company since May 2014 and as interim Chief Financial Officer since October 2014. Mr. Pagano previously served as Senior Vice President of ITT Corporation and President, ITT Industrial Process from April 2009 to May 2014. Mr. Pagano originally joined ITT in 1997 and served in several additional management roles during his career at ITT, including as Vice President Finance, Corporate Controller, and President of Industrial Products. ITT Corporation is a diversified manufacturer of highly engineered critical components and customized technology solutions for the energy, transportation and industrial markets. Prior to joining ITT, Mr. Pagano worked at KPMG LLP. Mr. Pagano is a Certified Public Accountant.

        Kenneth R. Lepage has served as General Counsel and Secretary of the Company since August 2008 and as Executive Vice President of Human Resources since December 2009. Mr. Lepage originally joined our Company in September 2003 as Assistant General Counsel and Assistant Secretary. Prior to joining our Company, he was a junior partner at the law firm of Hale and Dorr LLP (now Wilmer Cutler Pickering Hale and Dorr LLP).

        Elie Melhem has served as President, Asia-Pacific since July 2011. Mr. Melhem was previously the Managing Director of China for Ariston Thermo Group, a global manufacturer of heating and hot water products, from 2008 to July 2011. Prior to joining Ariston, Mr. Melhem spent eleven years with ITT Industries in China where he held several management positions, including serving as President of ITT's Residential and Commercial Water Group in China and President of ITT's Water Technology Group in Asia.

        Mario Sanchez has served as President and Group Managing Director, EMEA since June 2013. Mr. Sanchez originally joined our Company in January 2012 as Vice President of Plumbing and Heating, EMEA. Mr. Sanchez previously served as Vice President of Global Manufacturing for Johnson Controls, Inc. from September 2008 to January 2012. Johnson Controls is a global diversified technology and industrial company providing products, services and solutions to optimize energy and operational efficiencies of buildings; lead-acid automotive batteries and advanced batteries for hybrid and electric vehicles; and interior systems for automobiles. Before joining Johnson Controls, Mr. Sanchez served as Vice President of Global Operations for Tyco International, Ltd. from December 2006 to August 2008. Tyco is a global provider of fire protection and security products and services. Prior to Tyco, Mr. Sanchez held several global management positions with Ingersoll-Rand plc.

        A. Suellen Torregrosa has served as President, Americas since August 2013. Ms. Torregrosa previously served as President of Milton Roy Company from November 2011 to June 2013. Milton Roy Company is a global manufacturer of controlled volume (metering) pumps and related equipment. Ms. Torregrosa was appointed President of Milton Roy Company when it was owned by United Technologies Corporation and continued to serve as President through its sale to a private equity group in December 2012. Ms. Torregrosa worked for several business units of United Technologies Corporation from 1990 until the sale of Milton Roy Company in December 2012, including as Vice President and General Manager, Americas of Milton Roy Company from 2006 until November 2011, General Manager, Dynamic Controls of Hamilton Sundstrand Company from 2002 to 2006, and in several management roles of progressive responsibility for Falk Corporation from 1990 to 2002. United Technologies Corporation is a diversified provider of high technology products and services to the building and aerospace industries.

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

        Bernard Baert has served as a director of our Company since August 2011. Mr. Baert served as Senior Vice President and President, Europe and International of PolyOne Corporation from January 2010 until his retirement in April 2012. Mr. Baert served as Senior Vice President and General Manager, Color and Engineered Materials—Europe and China for PolyOne Corporation from 2006 to December 2009 and as Vice President and General Manager, Color and Engineered Materials—Europe and China from 2000 to 2006. From 1995 to September 2000, Mr. Baert was General Manager, Color—Europe for M.A. Hanna Company, the predecessor to PolyOne Corporation. PolyOne Corporation is a worldwide provider of specialty polymer materials, services and solutions. Prior to joining M.A. Hanna, Mr. Baert was General Manager, Europe for Hexcel Corporation and spent 17 years with Owens Corning where he served as a plant manager and held various positions in the areas of cost control and production.

        Kennett F. Burnes has served as a director of our Company since February 2009. Mr. Burnes is the retired Chairman, President and Chief Executive Officer of Cabot Corporation, a global specialty chemicals company. He was Chairman from 2001 to March 2008, President from 1995 to January 2008 and Chief Executive Officer from 2001 to January 2008. Prior to joining Cabot Corporation in 1987, Mr. Burnes was a partner at the Boston-based law firm of Choate, Hall & Stewart, where he specialized in corporate and business law for nearly 20 years. He is a director of State Street Corporation, a leading provider of financial services to institutional investors. Mr. Burnes is also a member of the Dana Farber Cancer Institute's Board of Trustees and a board member of the New England Conservatory. Mr. Burnes is also Chairman of the Board of Trustees of the Schepens Eye Research Institute.

        Richard J. Cathcart has served as a director of our Company since October 2007. He was Vice Chairman and a member of the Board of Directors of Pentair, Inc. from February 2005 until his retirement in September 2007. Pentair is a diversified manufacturing company consisting of two operating segments: Water Technologies and Technical Products. He was appointed President and Chief Operating Officer of Pentair's Water Technologies Group in January 2001 and served in that capacity until his appointment as Vice Chairman in February 2005. He began his career at Pentair in March 1995 as Executive Vice President, Corporate Development, where he identified water as a strategic area of growth. In February 1996, he was named Executive Vice President and President of Pentair's Water Technologies Group. Prior to joining Pentair, he held several management and business development positions during his 20-year career with Honeywell International Inc. He is a director of Fluidra S.A., an international manufacturer of accessories and products for swimming pools, irrigation, and water treatment and purification systems.

        W. Craig Kissel has served as a director of our Company since November 2011. Mr. Kissel previously was employed by American Standard Companies Inc. from 1980 until his retirement in September, 2008. American Standard was a leading worldwide supplier of air conditioning and heating systems, vehicle control systems, and bathroom china and faucet-ware. During his time at American Standard, Mr. Kissel served as President of Trane Commercial Systems from 2004 to June, 2008, President of WABCO Vehicle Control Systems from 1998 to 2003, President of the Trane North American Unitary Products Group from 1994 to 1997, Vice President of Trane Marketing of the North American Unitary Products Group from 1992 to 1994 and he held various other management positions at Trane from 1980 to 1991. From 2001 to 2008, Mr. Kissel served as Chairman of American Standard's Corporate Ethics and Integrity Council, which was responsible for developing the company's ethical business standards. Mr. Kissel also served in the U.S. Navy from 1973 to 1978. Mr. Kissel has served as a director of Chicago Bridge & Iron Company since May 2009. Chicago Bridge & Iron Company engineers and constructs some of the world's largest energy infrastructure projects.

        John K. McGillicuddy has served as a director of our Company since 2003. He was employed by KPMG LLP, a public accounting firm, from 1965 until his retirement in 2000. He was elected into the Partnership at KPMG LLP in June 1975 where he served as Audit Partner, SEC Reviewing Partner, Partner-in-Charge of Professional Practice, Partner-in-Charge of College Recruiting and Partner-in-Charge of Staff Scheduling. He is a director of Brooks Automation, Inc., a worldwide provider of automation, vacuum and instrumentation solutions to the semiconductor and related industries, and Cabot Corporation, a manufacturer of specialty chemicals and performance materials.

        Joseph T. Noonan has served as a director of our Company since May 2013. Mr. Noonan has served as Chief Executive Officer of Homespun Design, Inc. since November 2013. Homespun Design is a start-up phase online retailer of American-made furniture and design founded by Mr. Noonan. Mr. Noonan previously worked as an independent digital strategy consultant from November 2012 to November 2013. Mr. Noonan was employed by Wayfair LLC from April 2008 to November 2012. During his time at Wayfair, Mr. Noonan served as Senior Director of Wayfair International from June 2011 to November 2012, Director of Category Management and Merchandising from February 2009 to June 2011 and Manager of Wayfair's Business-to-Business Division from April 2008 to February 2009. Wayfair is an online retailer of home furnishings, décor and home improvement products. Prior to joining Wayfair, Mr. Noonan worked as a venture capitalist at Polaris Partners and as an investment banker at Cowen & Company.

        Merilee Raines has served as a director of our Company since February 2011. Ms. Raines served as Chief Financial Officer of IDEXX Laboratories, Inc. from October 2003 until her retirement in May 2013. Prior to becoming Chief Financial Officer, Ms. Raines held several management positions with IDEXX Laboratories, including Corporate Vice President of Finance, Vice President and Treasurer of Finance, Director of Finance, and Controller. IDEXX Laboratories develops, manufactures and distributes diagnostic and information technology-based products and services for companion animals, livestock, poultry, water quality and food safety, and human point-of-care diagnostics. Ms. Raines is a director of Aratana Therapeutics, Inc., a pet therapies company focused on the licensing or acquisition, development and commercialization of innovative biopharmaceutical products for cats, dogs and other companion animals. Ms. Raines is also a director of Affymetrix, Inc., a provider of life science and molecular diagnostic products that enable analysis of biological systems at the gene, protein and cell level.

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

        Competitive pressures in our markets could adversely affect our competitive position, leading to a possible loss of market share or a decrease in prices, either of which could result in decreased revenues and profits. We encounter intense competition in all areas of our business. Additionally, we believe our customers are attempting to reduce the number of vendors from which they purchase in order to reduce the size and diversity of their inventories and their transaction costs. To remain competitive, we will need to invest continually in manufacturing, product development, marketing, customer service and support and our distribution networks. We may not have sufficient resources to continue to make such investments and we may be unable to maintain our competitive position. In addition, we anticipate that we may have to reduce the prices of some of our products to stay competitive, potentially resulting in a reduction in the profit margin for, and inventory valuation of, these products. Some of our competitors are based in foreign countries and have cost structures and prices in foreign currencies. Accordingly, currency fluctuations could cause our U.S. dollar costed products to be less competitive than our competitors' products costed in other currencies.

Changes in the costs of raw materials could reduce our profit margins. Reductions or interruptions in the supply of components or finished goods from international sources could adversely affect our ability to meet our customer delivery commitments.

        We require substantial amounts of raw materials, including bronze, brass, cast iron, stainless steel and plastic, and substantially all of the raw materials we require are purchased from outside sources. The costs of raw materials may be subject to change due to, among other things, interruptions in production by suppliers and changes in exchange rates and worldwide price and demand levels. We typically do not enter into long-term supply agreements. Our inability to obtain supplies of raw materials for our products at favorable costs could have a material adverse effect on our business, financial condition or results of operations by decreasing our profit margins. The commodity markets have experienced tremendous volatility over the past several years, particularly copper. Should commodity costs increase substantially, we may not be able to recover such costs, through selling price increases to our customers or other product cost reductions, which would have a negative effect on our financial results. If commodity costs decline, we may experience pressure from customers to reduce our selling prices. Additionally, we continue to purchase increased levels of components and finished goods from international sources. In limited cases, these components or finished goods are single-sourced. The availability of components and finished goods from international sources could be adversely impacted by, among other things, interruptions in production by suppliers, suppliers' allocations to other purchasers and new laws or regulations.

Government regulations could limit or delay our ability to market or sell our products and could affect raw material sourcing and/or increase our costs.

        Effective January 4, 2014, the Reduction of Lead in Drinking Water Act reduced the permissible weighted average lead content in faucets, fittings and valves used in potable water applications from 8% to 0.25% throughout the United States. Complying with this new requirement throughout the United States was a significant challenge for us. The nationwide requirement caused our material costs to increase as suppliers of alternative lead free metals are currently limited and lead free alloy substitutes are more expensive than the original leaded alloys. We have and may continue to experience technical challenges in our lead free manufacturing operations. In addition, we could have difficulty providing sufficient quantities of our lead free compliant products to meet nationwide demand. The requirement could have a material effect on our financial condition and results of operation.

Implementation of our acquisition strategy may not be successful, which could affect our ability to increase our revenues or our profitability.

        One of our strategies is to increase our revenues and profitability and expand our business through acquisitions that will provide us with complementary products and increase market share for our existing product lines. We cannot be certain that we will be able to identify, acquire or profitably manage additional companies or successfully integrate such additional companies without substantial costs, delays or other problems. Also, companies acquired recently and in the future may not achieve anticipated revenues, cost synergies, profitability or cash flows that justify our investment in them. We have faced increasing competition for acquisition candidates, which has resulted in significant increases in the purchase prices of many acquisition candidates. This competition, and the resulting purchase price increases, may limit the number of acquisition opportunities available to us, possibly leading to a decrease in the rate of growth of our revenues and profitability. In addition, acquisitions may involve a number of risks, including, but not limited to:

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

        We have been and expect to continue to be subject to various product liability claims or other lawsuits, including, among others, that our products include inadequate or improper instructions for use or installation, inadequate warnings concerning the effects of the failure of our products, alleged manufacturing or design defects, or allegations that our products contained asbestos. If we do not have adequate insurance or contractual indemnification, damages from these claims would have to be paid from our assets and could have a material adverse effect on our results of operations, liquidity and financial condition. Like other manufacturers and distributors of products designed to control and regulate fluids and gases, we face an inherent risk of exposure to product liability claims and other lawsuits in the event that the use of our products results in personal injury, property damage or business interruption to our customers. We cannot be certain that our products will be completely free from defect. In addition, in certain cases, we rely on third-party manufacturers for our products or components of our products. We cannot be certain that our insurance coverage will continue to be available to us at a reasonable cost, or, if available, will be adequate to cover any such liabilities. For more information, see "Item 1. Business—Product Liability, Environmental and Other Litigation Matters."

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

  •
  unexpected changes in regulatory requirements, which may be costly and require time to implement; and

  •
  foreign exchange rate fluctuations, which could also materially affect our reported results. A portion of our sales and certain portions of our costs, assets and liabilities are denominated in currencies other than U.S. dollars, and the percentage of our revenues denominated in a particular currency may not match the percentage of our expenses denominated in that currency. Approximately 43.9% of our sales during the year ended December 31, 2014 were from sales outside of the U.S. compared to 46.5% for the year ended December 31, 2013. We cannot predict whether currencies such as the euro, Canadian dollar or Chinese yuan will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our reported results.

Our ability to achieve savings through our restructuring and business transformation activities may be adversely affected by management's ability to fully execute the plans as a result of local regulations, geo-political risk or other factors within or beyond the control of management.

        We have implemented a number of restructuring and business transformation activities, which include steps that we believe are necessary to enhance the value and performance of the Company, including reducing operating costs and increasing efficiencies throughout our manufacturing, sales and distribution footprint. Factors within or beyond the control of management may change the total estimated costs or the timing of when the savings will be achieved under the plans. Further, if we are not successful in completing the restructuring or business transformation activities timely or if additional or unanticipated issues such as labor disruptions or higher exit costs arise, our expected cost savings may not be met and our operating results could be negatively affected. In addition, our restructuring and transformation activities may place substantial demands on our management, which could lead to diversion of management's attention from other business priorities and result in a reduced customer focus.

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

        We are currently a decentralized company, which sometimes places significant control and decision-making powers in the hands of local management. This presents various risks such as the risk of being slower to identify or react to problems affecting a key business. Additionally, we are implementing in a phased approach a company-wide initiative to standardize and upgrade our enterprise resource planning (ERP) systems. This initiative could be more challenging and costly to implement because divergent legacy systems currently exist. Further, if the ERP updates are not successful, we could incur substantial business interruption, including our ability to perform routine business transactions, which could have a material adverse effect on our financial results.

Our business and financial performance may be adversely affected by information technology and other business disruptions.

        Our business may be impacted by disruptions, including information technology attacks or failures, threats to physical security, as well as damaging weather or other acts of nature, pandemics or other public health crises. Cyber security attacks, in particular, are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and corruption of data. We have experienced cyber security attacks and may continue to experience them going forward, potentially with more frequency. Given the unpredictability of the timing, nature and scope of such disruptions, we could potentially be subject to production downtimes, operational delays, other detrimental impacts on our operations or ability to provide products to our customers, the compromising of confidential or otherwise protected information, misappropriation, destruction or corruption of data, security breaches, other manipulation or improper use of our systems or networks, financial losses from remedial actions, loss of business or potential liability, and/or damage to our reputation, any of which could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

The requirements to evaluate goodwill, indefinite-lived intangible assets and long-lived assets for impairment may result in a write-off of all or a portion of our recorded amounts, which would negatively affect our operating results and financial condition.

        As of December 31, 2014, our balance sheet included goodwill, indefinite-lived intangible assets, amortizable intangible assets and property, plant and equipment of $639.0 million, $38.6 million, $171.5 million and $203.3 million, respectively. In lieu of amortization, we are required to perform an annual impairment review of both goodwill and indefinite-lived intangible assets. In performing our annual reviews in 2014, 2013 and 2012, we recognized pre-tax non-cash indefinite-lived intangible asset impairment charges of approximately $1.3 million, $0.7 million and $0.4 million, respectively. In 2014, 2013 and 2012, we recognized pre-tax non-cash goodwill impairment charges of $12.9 million, $0.3 million and $1.0 million, respectively. The $12.9 million charge related to a full impairment within the Asia-Pacific reporting unit as of December 31, 2014. The charges in 2013 and 2012 related to Blue Ridge Atlantic Enterprises, Inc. (BRAE) and the goodwill balance was fully impaired in 2013.

        We are also required to perform an impairment review of our long-lived assets if indicators of impairment exist. There were no impairments recognized in 2014. In 2013 and 2012, we recognized a pre-tax non-cash charge of $1.3 million and $1.6 million, respectively. There can be no assurances that future goodwill, indefinite-lived intangible assets or other long-lived asset impairments will not occur. We perform our annual test for indications of goodwill and indefinite-lived intangible assets impairment in the fourth quarter of our fiscal year or sooner if indicators of impairment exist.

The loss or financial instability of major customers could have an adverse effect on our results of operations.

        In 2014, our top ten customers accounted for approximately 25% of our total net sales with no one customer accounting for more than 10% of our total net sales. Our customers generally are not obligated to purchase any minimum volume of products from us and are able to terminate their relationships with us at any time. In addition, increases in the prices of our products could result in a reduction in orders from our customers. A significant reduction in orders from, or change in terms of contracts with, any significant customers could have a material adverse effect on our future results of operations. Furthermore, some of our major customers are facing financial challenges due to market declines and heavy debt levels; should these challenges become acute, our results could be materially adversely affected due to reduced orders and/or payment delays or defaults.

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

        Our Class B common stock entitles its holders to ten votes for each share and our Class A common stock entitles its holders to one vote per share. As of January 30, 2015, Timothy P. Horne beneficially owned approximately 18.4% of our outstanding shares of Class A common stock (assuming conversion of all shares of Class B common stock beneficially owned by Mr. Horne into Class A common stock) and approximately 99.2% of our outstanding shares of Class B common stock, which represents approximately 69.0% of the total outstanding voting power. As long as Mr. Horne controls shares representing at least a majority of the total voting power of our outstanding stock, Mr. Horne will be able to unilaterally determine the outcome of most stockholder votes, and other stockholders will not be able to affect the outcome of any such votes.

Conversion and sale of a significant number of shares of our Class B common stock could adversely affect the market price of our Class A common stock.

        As of January 30, 2015, there were outstanding 28,507,519 shares of our Class A common stock and 6,479,290 shares of our Class B common stock. Shares of our Class B common stock may be converted into Class A common stock at any time on a one for one basis. Under the terms of a registration rights agreement with respect to outstanding shares of our Class B common stock, the holders of our Class B common stock have rights with respect to the registration of the underlying Class A common stock. Under these registration rights, the holders of Class B common stock may require, on up to two occasions that we register their shares for public resale. If we are eligible to use Form S-3 or a similar short-form registration statement, the holders of Class B common stock may require that we register their shares for public resale up to two times per year. If we elect to register any shares of Class A common stock for any public offering, the holders of Class B common stock are entitled to include shares of Class A common stock into which such shares of Class B common stock may be converted in such registration. However, we may reduce the number of shares proposed to be registered in view of market conditions. We will pay all expenses in connection with any registration, other than underwriting discounts and commissions. If all of the available registered shares are sold into the public market the trading price of our Class A common stock could decline.

Item 1B.    UNRESOLVED STAFF COMMENTS.

        None.

Item 2.    PROPERTIES.

        As of December 31, 2014, we maintained 33 principal manufacturing, warehouse and distribution centers worldwide, including our corporate headquarters located in North Andover, Massachusetts. Additionally, we maintain numerous sales offices and other smaller manufacturing facilities and warehouses. The principal properties in each of our three geographic segments and their location, principal use and ownership status are set forth below:

Americas:

Location	Principal Use	Owned/Leased
North Andover, MA	Corporate Headquarters	Owned
Burlington, ON, Canada	Distribution Center	Owned
Chesnee, SC	Manufacturing	Owned
Export, PA	Manufacturing	Owned
Franklin, NH	Manufacturing/Distribution	Owned
Kansas City, KS	Manufacturing	Owned
St. Pauls, NC	Manufacturing	Owned
San Antonio, TX	Warehouse/Distribution	Owned
Spindale, NC	Distribution Center	Owned
Blauvelt, NY	Manufacturing/Distribution	Leased
Kansas City, MO	Manufacturing/Distribution	Leased
Peoria, AZ	Manufacturing/Distribution	Leased
Reno, NV	Distribution Center	Leased
Springfield, MO	Manufacturing/Distribution	Leased
Vernon, BC, Canada	Manufacturing/Distribution	Leased
Woodland, CA	Manufacturing	Leased

Europe, Middle East and Africa:

Location	Principal Use	Owned/Leased
Amsterdam, Netherlands	EMEA Headquarters	Leased
Biassono, Italy	Manufacturing/Distribution	Owned
Hautvillers, France	Manufacturing	Owned
Landau, Germany	Manufacturing/Distribution	Owned
Mery, France	Manufacturing	Owned
Plovdiv, Bulgaria	Manufacturing	Owned
Vildbjerg, Denmark	Manufacturing/Distribution	Owned
Virey-le-Grand, France	Manufacturing/Distribution	Owned
Gardolo, Italy	Manufacturing	Leased
Monastir, Tunisia	Manufacturing	Leased
Rosières, France	Manufacturing/Distribution	Leased
St. Neots, United Kingdom	Manufacturing/Distribution	Leased
Sorgues, France	Distribution Center	Leased

Asia-Pacific:

Location	Principal Use	Owned/Leased
Shanghai, China	Asia-Pacific Headquarters	Leased
Ningbo, Beilun District, China	Distribution Center	Leased
Ningbo, Beilun, China	Manufacturing	Owned
Taizhou, Yuhuan, China	Manufacturing	Owned

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

 PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        The following table sets forth the high and low sales prices of our Class A common stock on the New York Stock Exchange during 2014 and 2013 and cash dividends declared per share.

	2014			2013
	High	Low	Dividend	High	Low	Dividend
First Quarter	$62.38	$52.66	$0.13	$50.04	$42.63	$0.11
Second Quarter	62.43	51.71	0.15	48.32	43.12	0.13
Third Quarter	65.84	56.84	0.15	58.18	45.73	0.13
Fourth Quarter	65.16	53.80	0.15	62.66	52.33	0.13

        There is no established public trading market for our Class B common stock, which is held by members of the Horne family. The principal holders of such stock are subject to restrictions on transfer with respect to their shares. Each share of our Class B common stock (10 votes per share) is convertible into one share of Class A common stock (1 vote per share).

        On February 12, 2015, we declared a quarterly dividend of fifteen cents ($0.15) per share on each outstanding share of Class A common stock and Class B common stock.

        Aggregate common stock dividend payments in 2014 were $20.5 million, which consisted of $16.7 million and $3.8 million for Class A shares and Class B shares, respectively. Aggregate common stock dividend payments in 2013 were $17.7 million, which consisted of $14.4 million and $3.3 million for Class A shares and Class B shares, respectively. While we presently intend to continue to pay comparable cash dividends, the payment of future cash dividends depends upon the Board of Directors' assessment of our earnings, financial condition, capital requirements and other factors.

        The number of record holders of our Class A common stock as of January 30, 2015 was 179. The number of record holders of our Class B common stock as of January 30, 2015 was 8.

        We satisfy the minimum withholding tax obligation due upon the vesting of shares of restricted stock and the conversion of restricted stock units into shares of Class A common stock by automatically withholding from the shares being issued a number of shares with an aggregate fair market value on the date of such vesting or conversion that would satisfy the withholding amount due.

        The following table includes information with respect to shares of our Class A common stock withheld to satisfy withholding tax obligations during the quarter ended December 31, 2014.

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
September 29, 2014 - October 26, 2014	1,712	$57.86	—	—
October 27, 2014 - November 23, 2014	1,518	$60.47	—	—
November 24, 2014 - December 31, 2014	686	$63.44	—	—

Total	3,916	$59.85	—	—

        The following table includes information with respect to repurchases of our Class A common stock during the three-month period ended December 31, 2014 under our stock repurchase program.

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
September 29, 2014 - October 26, 2014	58,648	$57.42	58,648	$34,526,553
October 27, 2014 - November 23, 2014	56,005	$61.79	56,005	$31,065,765
November 24, 2014 - December 31, 2014	59,476	$62.07	59,476	$27,374,203

Total	174,129	$60.41	174,129	$27,374,203

(1)
On April 30, 2013, the Board of Directors authorized a stock repurchase program of up to $90 million of the Company's Class A common stock to be purchased from time to time on the open market or in privately negotiated transactions. The timing and number of any shares repurchased will be determined by the Company's management based on its evaluation of market conditions.

Performance Graph

        Set forth below is a line graph comparing the cumulative total shareholder return on our Class A common stock for the last five years with the cumulative return of companies on the Standard & Poor's 500 Stock Index and the Russell 2000 Index. We chose the Russell 2000 Index because it represents companies with a market capitalization similar to that of Watts Water. The graph assumes that the value of the investment in our Class A common stock and each index was $100 at December 31, 2009 and that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Watts Water Technologies, Inc., the S&P 500 Index,
and the Russell 2000 Index

*
$100 invested on 12/31/09 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Cumulative Total Return

	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Watts Water Technologies, Inc	100.00	120.01	113.70	144.59	210.13	217.60
S & P 500	100.00	115.06	117.49	136.3	180.44	205.14
Russell 2000	100.00	126.86	121.56	141.43	196.34	205.95

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

FIVE-YEAR FINANCIAL SUMMARY

(Amounts in millions, except per share and cash dividend information)

	Year Ended 12/31/14(1)	Year Ended 12/31/13(2)(6)	Year Ended 12/31/12(3)(6)	Year Ended 12/31/11(4)(6)	Year Ended 12/31/10(5)(6)
Statement of operations data:
Net sales	$1,513.7	$1,473.5	$1,427.4	$1,407.4	$1,264.0
Net income from continuing operations	50.3	60.9	70.4	77.2	64.1
Loss from discontinued operations, net of taxes	—	(2.3)	(2.0)	(10.8)	(5.3)
Net income	50.3	58.6	68.4	66.4	58.5
DILUTED EPS
Income (loss) per share:
Continuing operations	1.42	1.71	1.95	2.06	1.71
Discontinued operations	—	(0.07)	(0.05)	(0.28)	(0.14)
NET INCOME	1.42	1.65	1.90	1.78	1.57
Cash dividends declared per common share	$0.58	$0.50	$0.44	$0.44	$0.44
Balance sheet data (at year end):
Total assets	$1,948.0	$1,740.2	$1,709.0	$1,694.0	$1,646.1
Long-term debt, net of current portion	577.8	305.5	307.5	397.4	378.0

(1)
For the year ended December 31, 2014, net income from continuing operations includes the following net pre-tax costs: goodwill and other long-lived asset impairment of $14.2 million, acquisitions related costs of $5.8 million, restructuring and severance related costs of $16.4 million, EMEA and Americas transformation deployment costs of $9.3 million, and customs settlements costs of $1.9 million. The net after-tax cost of these items was $38.5 million.

(2)
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

(3)
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

(4)
For the year ended December 31, 2011, net income from continuing operations includes the following net pre-tax costs: restructuring charges of $10.0 million, goodwill and other long-lived asset impairment charges of $2.6 million, pension curtailment charges of $1.5 million, separation costs related to our former Chief Executive Officer of $6.3 million, and costs related to our acquisition of Danfoss Socla S.A.S (Socla) in France of $5.8 million offset by pre-tax gains of $1.2 million for an earn- out adjustment, $7.7 million related to the sale of TWVC in China and $1.1 million from legal settlements. Additionally, net income includes a tax benefit of $4.2 million relating to the sale of TWVC offset by a $1.1 million tax charge in EMEA related to our France restructuring. The net after-tax cost of these items was $5.7 million. Included in loss from discontinued operations is goodwill and other long-lived asset impairment charges of $14.8 million related to Austroflex, see (6).

(5)
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

(6)
In August 2013, we disposed of 100% of the stock of Austroflex. Results from operations and a loss on disposal are recorded in discontinued operations for 2013, 2012, 2011 and 2010. In December 2012, we disposed 100% of the stock of Flomatic Corporation. Results from operations and a loss on disposal are recorded in discontinued operations for 2012 and 2011. In January 2010, we disposed of our investment in CWV. Results from operation and estimated loss on disposal are included net of tax for CWV in discontinued operations for 2010. In May 2009, the Company liquidated its TEAM Precision Pipework, Ltd. (TEAM) business. Results from operation and loss on disposal are included net of tax from the deconsolidation of TEAM in discontinued operations for 2011 and 2010. In September 1996, we divested our Municipal Water Group of businesses, which included Henry Pratt, James Jones Company and Edward Barber and Company Ltd. Costs and expenses related to the Municipal Water Group, for 2011 and 2010 relate to legal and settlement costs associated with the James Jones Litigation and other miscellaneous costs. Discontinued operating loss for 2011 and 2010 include an estimated settlement reserve adjustment in connection with the FCPA investigation at CWV and in 2010, includes legal costs associated with the FCPA investigation.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

        We are a leading supplier of products that improve the quality, conservation, safety, and control of water in markets in both the Americas and EMEA with a growing presence in Asia-Pacific. For over 140 years, we have designed and manufactured products that promote the comfort and safety of people and the quality and conservation of water used in commercial, residential and industrial applications. We earn revenue and income almost exclusively from the sale of our products. Our principal product lines include:

  •
  Residential & commercial flow control products—includes products typically sold into plumbing and hot water applications such as backflow preventers, water pressure regulators, temperature and pressure relief valves, and thermostatic mixing valves.

  •
  HVAC & gas products—includes hydronic and electric heating systems for under-floor radiant applications, commercial high-efficiency boilers, water heaters and heating solutions, custom heat and hot water solutions, hydronic pump groups for boiler manufacturers and alternative energy control packages, and flexible stainless steel connectors for natural and liquid propane gas in commercial food service and residential applications. HVAC is an acronym for heating, ventilation and air conditioning.

  •
  Drainage & water re-use products—includes drainage products and engineered rain water harvesting solutions for commercial, industrial, marine and residential applications.

  •
  Water quality products—includes point-of-use and point-of-entry water filtration, conditioning and scale prevention systems for both commercial and residential applications.

        Our business is reported in three geographic segments: Americas, EMEA and Asia-Pacific. We distribute our products through three primary distribution channels: wholesale, original equipment manufacturers (OEMs) and do-it-yourself (DIY).

        We believe that the factors relating to our future growth include our ability to continue to make selective acquisitions, both in our core markets as well as in new complementary markets; regulatory requirements relating to the quality and conservation of water and the safe use of water; increased demand for clean water; continued enforcement of plumbing and building codes; and a healthy economic environment. We have completed 37 acquisitions since 1999. Our acquisition strategy focuses on businesses that manufacture preferred brand name products that address our themes of water quality, water conservation, water safety and water flow control and related complementary markets. We target businesses that will provide us with one or more of the following: an entry into new markets, an increase in shelf space with existing customers, a new or improved technology or an expansion of the breadth of our water quality, water conservation, water safety and water flow control products for the commercial, industrial and residential markets.

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

        In 2014 we experienced positive results in certain areas of our business and continued challenges in others. This divergent performance was driven by different economic and business dynamics within each region in which we participate. In the Americas, we saw continued volume growth compared to

2013 as the U.S. residential construction marketplace continued to improve, the repair and replace end market remained strong, and the commercial market experienced moderate growth. In EMEA, the overall markets declined, especially during the second half of the year, which negatively impacted our sales. Our businesses in Italy, France and Germany were negatively impacted by weaker markets. Our ongoing transformation program in EMEA and various restructuring initiatives resulted in productivity efficiencies and cost reductions that partially mitigated the effect of the struggling Eurozone economy. In Asia-Pacific, we had solid growth as we expanded our sales and marketing efforts within the region.

        Overall, sales grew organically by 2.6% as compared to 2013. Organic sales growth excludes the impacts of acquisitions, divestitures and foreign exchange from year-over-year comparisons. We believe this provides investors with a more complete understanding of underlying sales trends by providing sales growth on a consistent basis. Compared to 2013, organic sales in Americas and Asia-Pacific grew by 5.5% and 22.6%, respectively, but were substantially offset by a reduction in EMEA organic sales of 3.1%.

        In the Americas, we incurred incremental costs in our lead free foundry relating to manufacturing inefficiencies, including excess scrap, repairs and production disruption early in the year. A continued focus on process discipline and root cause analysis have led to consistent improvement in our manufacturing efficiency throughout the second half of the year. The impact of commodity costs during 2014 was minimal, especially with respect to our most important raw material, copper. Copper spot prices started out higher in the first quarter but continued to decline through the remainder of the year. Stainless steel spot prices were relatively flat during the first half of 2014 but increased during the second half of the year. We continued to experience pricing pressures in certain geographies and channels. In EMEA, we were able to selectively increase pricing for certain products. However, we believe the economic uncertainty in Europe will continue to affect how we and our competitors are pricing in end markets. In the Americas, we experienced pricing pressures in our DIY channel while in our wholesale channel we were able to increase pricing for certain products in the second half of the year.

        We review our business and operating structure on a regular basis and implement restructuring initiatives as needed. The EMEA 2013 restructuring actions that commenced in 2013 are substantially complete. In 2014 we initiated and completed additional restructuring activities in the Americas, Asia-Pacific and Corporate to reduce costs through reductions-in-force and these activities are concluded. We also began various restructuring initiatives in EMEA in the fourth quarter of 2014 in response to the current market conditions and to better align our internal cost base with the external market environment. Please see Note 4 of the Notes to Consolidated Financial Statements for a more detailed explanation of our restructuring activities.

        In addition to the restructuring initiatives, we implemented a transformation program in EMEA in the fourth quarter of 2013. The EMEA transformation program is designed to realign our European operating strategy from being country specific to pan European focused. Under this initiative, we have begun to (1) develop better sales capabilities through improved product management and enhanced product cross-selling efforts, (2) drive more efficient sourcing and logistics, and (3) enhance our focus on emerging market opportunities. We are in the process of aligning our legal and tax structure in accordance with our business structure and to take advantage of favorable tax rates where possible. We expect this project to be ongoing through 2018. We incurred non-recurring deployment costs of approximately $7.5 million and $1.2 million in 2014 and 2013, respectively. These non-recurring costs consist primarily of external consulting and IT related costs and are exclusive of restructuring expense. We anticipate total non-recurring external deployment costs of $5.5 million in 2015 for the EMEA program. Total annual gross savings of approximately $5.0 million were achieved in 2014, approximately $11.3 million is expected in 2015, and forecasted annual savings of $19.7 million are anticipated by 2018.

Acquisitions and Disposals

        On December 1, 2014, we completed the acquisition of AERCO International, Inc. ("AERCO"), in a share purchase transaction. The aggregate purchase price was approximately $272.2 million and was financed from a borrowing under the Company's Credit Agreement. The purchase price includes an estimated working capital adjustment of $7.7 million and is subject to a final post-closing working capital adjustment.

        AERCO is a leading provider of commercial high-efficiency boilers, water heaters and heating solutions in North America. AERCO is based in Blauvelt, New York and its products are distributed for commercial and municipal use primarily in North America. AERCO strengthens our strategic vision to expand into heat source products and strengthens our solutions and system offerings. AERCO's annual revenues for 2014 were approximately $100 million, of which $5.3 million was included in our 2014 Consolidated Financial Statements. Please see Note 5 of the Notes to Consolidated Financial Statements for additional information regarding operating results of AERCO.

        On August 1, 2013, the Company completed the sale of all of the outstanding shares of an indirectly wholly-owned subsidiary, Austroflex, receiving net cash proceeds of $7.9 million. We chose to divest Austroflex because it did not meet performance expectations. The loss after tax on disposal of the business was approximately $2.2 million. Further, during the year ended December 31, 2011, the Company wrote down Austroflex's long-lived assets by $14.8 million. Austroflex's results of operations were presented as discontinued operations for 2013 and 2012. Please see Note 3 of the Notes to Consolidated Financial Statements for additional information regarding operating results of Austroflex.

        On December 21, 2012, we disposed of the outstanding shares of Flomatic Corporation (Flomatic), to a third party in an all cash transaction. Flomatic was acquired as part of the Danfoss Socla S.A.S. (Socla) acquisition in April 2011. Flomatic specializes in manufacturing various valves for the well water industry, a product line not core to our business. The operating results of Flomatic were classified in discontinued operations and a net loss on disposal of approximately $3.8 million was charged to discontinued operations in 2012.

        On January 31, 2012, we completed the acquisition of tekmar Control Systems (tekmar), a designer and manufacturer of control systems used in heating, ventilation, and air conditioning applications, in a share purchase transaction. The initial purchase price paid was approximately $17.8 million and a contingent liability of $5.1 million was recognized as the estimate of the acquisition date fair value of the earn-out. The contingent liability was increased by $0.5 million and $1.0 million during 2014 and 2013, respectively, based on performance metrics achieved or expected to be achieved. A portion of the contingent consideration was paid out during 2014 and 2013, in the amount of $2.2 million and $1.2 million, respectively, and the remaining 2015 payment is estimated to be $2.5 million. The cumulative effect of foreign exchange had a $0.7 million favorable impact on the contingent liability as of December 31, 2014.

Recent Developments

        On February 12, 2015, we declared a quarterly dividend of fifteen cents ($0.15) per share on each outstanding share of Class A common stock and Class B common stock.

        On February 17, 2015, the Board of Directors of the Company approved the initial phase of a restructuring program relating to the transformation of our Americas and Asia-Pacific businesses, which primarily involves product line rationalization efforts expected to ultimately eliminate between $175 million to $200 million of our combined Americas and Asia-Pacific net sales primarily within our do-it-yourself (DIY) distribution channel (the "program"). The program is expected to include a pre-tax charge to earnings of approximately $40 million to $50 million, of which $25 million to $30 million consist of non-cash charges.

        For the fourth quarter and year ended December 31, 2014, we recorded a $15.2 million pre-tax charge relating to the program consisting of goodwill impairment of $12.9 million, an indefinite-lived intangible asset impairment of $0.5 million, and other transformation and deployment costs of $1.8 million. The goodwill impairment charge was based on a quantitative assessment of the Asia-Pacific reporting unit goodwill performed as a result of it being more likely than not that the Asia-Pacific reporting unit's third party and intersegment net sales would be significantly reduced as a result of the program. We estimated the fair value of the reporting unit using the expected present value of future cash flows.

        The remaining total pre-tax charge for the program is expected to include costs of severance benefits of $8 million to $10 million, facility decommissioning, clean-up and other related exit costs of $3 million to $4 million, accelerated depreciation and amortization of long-lived assets of $8 million to $10 million, and other transformation and deployment costs including inventory charges, consulting fees, and other associated costs of $5.8 million to $10.8 million. The total net after-tax charge for this program is expected to be $30 million to $40 million, inclusive of the Asia-Pacific charges that are expected to have no tax benefit. The remaining costs of the program are expected to be incurred during 2015. We expect to generate approximately $5.0 million in after-tax cash proceeds from the sale of assets associated with the program by the end of fiscal 2017. We estimate consolidated operating margins will increase by approximately 1.0 percentage point as a result of these actions by 2017.

Results of Operations

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

        Net Sales.    Our business is reported in three geographic segments: Americas, EMEA and Asia-Pacific. Our net sales in each of these segments for the years ended December 31, 2014 and 2013 were as follows:

	Year Ended December 31, 2014		Year Ended December 31, 2013
						% Change to Consolidated Net Sales
	Net Sales	% Sales	Net Sales	% Sales	Change
	(Dollars in millions)
Americas	$926.8	61.2%	$878.5	59.6%	$48.3	3.3%
EMEA	546.4	36.1	562.2	38.2	(15.8)	(1.1)
Asia-Pacific	40.5	2.7	32.8	2.2	7.7	0.5

Total	$1,513.7	100.0%	$1,473.5	100.0%	$40.2	2.7%

        The change in net sales was attributable to the following:

					Change as a % of Consolidated Net Sales				Change as a % of Segment Net Sales
	Americas	EMEA	Asia- Pacific	Total	Americas	EMEA	Asia- Pacific	Total	Americas	EMEA	Asia- Pacific
	(Dollars in millions)
Organic	$48.6	$(17.6)	$7.4	$38.4	3.3%	(1.2)%	0.5%	2.6%	5.5%	(3.1)%	22.6%
Foreign exchange	(5.6)	1.8	0.3	(3.5)	(0.3)	0.1	—	(0.2)	(0.6)	0.3	0.9
Acquisition	5.3	—	—	5.3	0.3	—	—	0.3	0.6	—	—

Total	$48.3	$(15.8)	$7.7	$40.2	3.3%	(1.1)%	0.5%	2.7%	5.5%	(2.8)%	23.5%

        Our products are sold to wholesalers, DIY chains, and OEMs. The change in organic net sales by channel was attributable to the following:

					Change As a % of Prior Year Sales
	Wholesale	DIY	OEMs	Total	Wholesale	DIY	OEMs
	(dollars in millions)
Americas	$41.7	$2.5	$4.4	$48.6	6.6%	1.4%	6.1%
EMEA	(4.4)	(2.5)	(10.7)	(17.6)	(1.6)	(16.6)	(4.1)
Asia-Pacific	7.1	—	0.3	7.4	39.2	—	2.0

Total	$44.4	$—	$(6.0)	$38.4

        Organic net sales in the Americas wholesale, DIY and OEM markets increased in 2014 compared to 2013. The increase was driven by growth in all principle products lines, and in particular, growth in our residential and commercial flow product lines.

        Organic net sales in the EMEA wholesale market decreased as compared to 2013 primarily due to softening in the France, Germany and Italy wholesale markets. Decreases in the DIY channel were primarily due to decreases in the France DIY market. Decreases in the OEM channel were primarily due to decreases in the Germany and Italy markets, partially offset by increases in our electronic controls and drains businesses.

        Organic net sales in the Asia-Pacific wholesale market increased as compared to 2013 primarily due to increased sales in residential valve and heating products and the expansion in the East and North regions of China.

        The net decrease in sales due to foreign exchange was primarily due to the depreciation of the Canadian dollar against the U.S. dollar. We cannot predict with any degree of certainty whether foreign currencies will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

        The change in net sales due to acquisition relates to the acquisition of AERCO in December 2014.

        Gross Profit.    Gross profit and gross profit as a percent of net sales (gross margin) for 2014 and 2013 were as follows:

	Year Ended December 31,
	2014	2013
	(Dollars in millions)
Gross profit	$541.8	$526.5
Gross margin	35.8%	35.7%

        Americas' gross margin remained consistent compared to 2013 due primarily to incremental wholesale volume and pricing, offset by the manufacturing inefficiencies in the foundry in the first half of 2014 and lower pricing in our DIY channel. EMEA's gross margin increased primarily due to cost reductions and production efficiencies driven from ongoing restructuring initiatives offsetting lower overhead absorption related to reduced manufacturing volumes.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses, or SG&A expenses, increased $1.3 million, or 0.3% in 2014 as compared to 2013. The increase in SG&A expenses was attributable to the following:

	(in millions)	% Change
Organic	$(0.2)	(0.1)%
Foreign exchange	(0.8)	(0.2)
Acquisitions	2.3	0.6

Total	$1.3	0.3%

        The organic decrease in SG&A expenses was primarily due to decreased legal costs of $18.5 million and a decrease in product liability costs of $3.5 million offset by increased non-recurring transformation deployment costs in the Americas and EMEA of $8.1 million, acquisition costs of $4.5 million, increased personnel costs of $2.7 million, increased commission and freight costs of $4.1 million and lower depreciation and amortization of $0.7 million. The primary driver of the decrease in legal cost relates to the agreement to settle all claims in the Trabakoolas et al., v. Watts Water Technologies, Inc., et al., matter. The net settlement charged to operations amounted to $13.6 million in 2013. Refer to Note 14 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for more detail. The non-recurring Americas and EMEA deployment costs consist primarily of external consulting and IT related costs. The acquisition costs of $4.5 million relate to the AERCO acquisition.

        The decrease in SG&A expenses from foreign exchange was primarily due to the depreciation of the Canadian dollar against the U.S. dollar in 2014. Acquired SG&A costs relate to the AERCO acquisition. Total SG&A expenses, as a percentage of sales, were 26.9% in 2014 and 27.5% in 2013.

        Restructuring and Other Charges.    In 2014, we recorded a net charge of $15.2 million primarily for involuntary terminations and other costs incurred as part of our EMEA restructuring initiatives, a reduction-in-force in the Americas and Corporate and reductions-in-force in Asia-Pacific. Restructuring charges in 2013 were $8.7 million. For a more detailed description of our current restructuring plans, see Note 4 of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

        Goodwill and Other Long-Lived Asset Impairment Charges.    In 2014, we recorded impairment charges of $14.2 million, primarily relating to a $12.9 million goodwill impairment charge in the Asia-Pacific reporting unit and trade name impairment charges of $0.5 million and $0.8 million in the Americas and EMEA, respectively, compared to $1.2 million in 2013. See Note 2 of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, for additional information regarding these impairments.

        Operating Income.    Operating income by geographic segment for 2014 and 2013 was as follows:

	Year Ended
				% Change to Consolidated Operating Income
	December 31, 2014	December 31, 2013	Change
	(Dollars in millions)
Americas	$110.3	$84.0	$26.3	23.5%
EMEA	37.5	46.9	(9.4)	(8.4)
Asia-Pacific	(6.5)	9.7	(16.2)	(14.5)
Corporate	(35.9)	(29.1)	(6.8)	(6.1)

Total	$105.4	$111.5	$(6.1)	(5.5)%

        The change in operating income was attributable to the following:

						Change as a % of Consolidated Operating Income					Change as a % of Segment Operating Income
	Americas	EMEA	Asia- Pacific	Corp.	Total	Americas	EMEA	Asia- Pacific	Corp.	Total	Americas	EMEA	Asia- Pacific	Corp.
	(Dollars in millions)
Organic	$29.9	$(6.1)	$(2.5)	$(6.0)	$15.3	26.8%	(5.5)%	(2.2)%	(5.4)%	13.7%	35.6%	(13.0)%	(25.8)%	20.6%
Foreign exchange	(1.2)	0.2	—	—	(1.0)	(1.1)	0.2	—	—	(0.9)	(1.4)	0.4	—	—
Acquisitions	(1.4)	—	—	—	(1.4)	(1.3)	—	—	—	(1.3)	(1.7)	—	—	—
Restructuring, impairment charges and other	(1.0)	(3.5)	(13.7)	(0.8)	(19.0)	(0.9)	(3.1)	(12.3)	(0.7)	(17.0)	(1.2)	(7.4)	(141.2)	2.8

Total	$26.3	$(9.4)	$(16.2)	$(6.8)	$(6.1)	23.5%	(8.4)%	(14.5)%	(6.1)%	(5.5)%	31.3%	(20.0)%	(167.0)%	23.4%

        The decrease in consolidated operating income was due primarily to an increase in restructuring and impairment charges offset by an increase in gross profit from increased sales volume and cost containment initiatives. The increase in Americas' organic operating income was driven by higher sales volume and reduced SG&A expenses offset partially by increased restructuring expenses. The EMEA organic operating income decrease was primarily due to lower sales volumes, higher restructuring costs and transformation deployment costs partially offset by productivity efficiencies and cost containment efforts. Asia-Pacific's organic operating income decreased primarily due to the impact on gross margins from reduced absorption driven by lower intercompany sales and higher SG&A expenses.

        As of January 1, 2014, we began allocating certain expenses to our three operating segments that had previously been recorded as Corporate expenses. These expenses primarily include stock compensation, legal expenses and audit expenses that are directly attributable to and benefit the three operating segments. The 2013 results have been retrospectively revised for comparative purposes.

        Interest Expense.    Interest expense decreased $1.6 million, or 7.4%, in 2014 compared to 2013, primarily due to the retirement in mid-May 2013 of $75 million in unsecured senior notes and lower borrowing rates on our stand-by letters of credit, offset by interest on our borrowings under our Credit Agreement. See Note 10 of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, for additional information regarding financing arrangements.

        Other Expense (Income), Net.    Other expense (income), net increased $0.3 million in 2014 compared to 2013, primarily due to higher foreign currency transaction losses in Canada.

        Income Taxes.    Our effective tax rate for continuing operations increased to 39.5% in 2014 from 30.6% in 2013. The increase in the rate is primarily due to the $12.9 million goodwill impairment charge recorded in Asia-Pacific with no tax benefit. In addition, the increase was also due to audit settlements in Belgium and Germany recorded during the third quarter of 2014 and to earnings mix, with the U.S. contributing a larger portion of worldwide earnings in 2014 than in 2013.

        Net Income From Continuing Operations.    Net income from continuing operations for 2014 was $50.3 million, or $1.42 per common share, compared to $60.9 million, or $1.71 per common share, for 2013. Results for 2014 include net after-tax charges of $38.5 million, or $1.09 per common share, including acquisitions and impairment related costs of $0.51, restructuring and other net charges of $0.39, and EMEA and Americas transformation deployment costs of $0.19.

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

Results of Operations

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

        Net Sales.    Our business is reported in three geographic segments: Americas, EMEA and Asia-Pacific. Our net sales in each of these segments for the years ended December 31, 2013 and 2012 were as follows:

	Year Ended December 31, 2013		Year Ended December 31, 2012
						% Change to Consolidated Net Sales
	Net Sales	% Sales	Net Sales	% Sales	Change
	(Dollars in millions)
Americas	$878.5	59.6%	$835.0	58.5%	$43.5	3.0%
EMEA	562.2	38.2	565.6	39.6	(3.4)	(0.2)
Asia-Pacific	32.8	2.2	26.8	1.9	6.0	0.4

Total	$1,473.5	100.0%	$1,427.4	100.0%	$46.1	3.2%

        The change in net sales was attributable to the following:

					Change as a % of Consolidated Net Sales				Change as a % of Segment Net Sales
	Americas	EMEA	Asia- Pacific	Total	Americas	EMEA	Asia- Pacific	Total	Americas	EMEA	Asia- Pacific
	(Dollars in millions)
Organic	$45.6	$(20.5)	$5.5	$30.6	3.1%	(1.4)%	0.4%	2.1%	5.4%	(3.6)%	20.5%
Foreign exchange	(2.8)	17.1	0.5	14.8	(0.2)	1.2	—	1.0	(0.3)	3.0	1.9
Acquisitions	0.7	—	—	0.7	0.1	—	—	0.1	0.1	—	—

Total	$43.5	$(3.4)	$6.0	$46.1	3.0%	(0.2)%	0.4%	3.2%	5.2%	(0.6)%	22.4%

        Our products are sold to wholesalers, DIY chains, and OEMs. The change in organic net sales by channel was attributable to the following:

					Change As a % of Prior Year Sales
	Wholesale	DIY	OEMs	Total	Wholesale	DIY	OEMs
	(dollars in millions)
Americas	$37.0	$4.8	$3.8	$45.6	6.3%	2.7%	5.5%
EMEA	(10.7)	(3.7)	(6.1)	(20.5)	(3.7)	(20.1)	(2.3)
Asia-Pacific	2.2	—	3.3	5.5	14.2	—	29.2

Total	$28.5	$1.1	$1.0	$30.6

        Organic net sales in 2013 in the Americas wholesale market increased compared to 2012 mainly from increased sales in residential and commercial flow product lines and from our customers continuing to transition to lead free products. Organic sales into the Americas DIY market in 2013 increased compared to 2012, primarily due to increased product sales of $1.9 million in residential and commercial flow control products and $1.2 million in water quality products. Unit sales increases were substantially offset by competitive pricing in the DIY market.

        Organic net sales in the EMEA wholesale market decreased compared to 2012 primarily due to the economic market conditions in France and Germany. Organic net sales into the EMEA OEM market decreased as compared to 2012 primarily due to a slower HVAC market in Germany and fewer large project sales in the drains business, offset by increased sales in the electronics business.

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

        The net organic increase in SG&A is primarily attributable to increased legal costs of $12.5 million, increased product liability cost of $4.5 million, increased freight and commission costs of $4.1 million associated with increased sales, and increased personnel costs of $2.2 million, offset by lower depreciation and amortization of $1.6 million and lower advertising costs of $1.3 million. Incremental legal costs include the impact of a settlement of all claims in the Trabakoolas et al., v. Watts Water Technologies, Inc., et al., matter in the United States District Court for the Northern District of California. The net settlement charged to operations amounted to $13.6 million in 2013. Refer to Note 14 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for more detail. Increased product liability cost of $4.5 million in the Americas is based on a third-party actuarial analysis that incorporated higher reported claims in 2013 offset to some extent by the impact of the Trabakoolas settlement. Increased personnel costs primarily relate to investments in new positions and increased stock incentive plan costs.

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

        Operating Income.    Operating income by geographic segment for 2013 and 2012 was as follows:

	Year Ended
				% Change to Consolidated Operating Income
	December 31, 2013	December 31, 2012	Change
	(Dollars in millions)
Americas	$84.0	$90.7	$(6.7)	(5.4)%
EMEA	46.9	52.5	(5.6)	(4.6)
Asia-Pacific	9.7	6.5	3.2	2.6
Corporate	(29.1)	(26.4)	(2.7)	(2.2)

Total	$111.5	$123.3	$(11.8)	(9.6)%

        The change in operating income was attributable to the following:

						Change as a % of Consolidated Operating Income					Change as a % of Segment Operating Income
	Americas	EMEA	Asia- Pacific	Corp.	Total	Americas	EMEA	Asia- Pacific	Corp.	Total	Americas	EMEA	Asia- Pacific	Corp.
	(Dollars in millions)
Organic	$(7.9)	$(2.4)	$0.9	$(2.7)	$(12.1)	(6.4)%	(2.0)%	0.7%	(2.2)%	(9.9)%	(8.7)%	(4.6)%	13.9%	10.2%
Foreign exchange	(0.6)	1.8	0.1	—	1.3	(0.5)	1.5	0.1	—	1.1	(0.7)	3.4	1.5	—
Acquisitions	0.1	—	—	—	0.1	0.1	—	—	—	0.1	0.1	—	—	—
Restructuring, impairment charges and other	1.7	(5.0)	2.2	—	(1.1)	1.4	(4.1)	1.8	—	(0.9)	1.9	(9.5)	33.8	—

Total	$(6.7)	$(5.6)	$3.2	$(2.7)	$(11.8)	(5.4)%	(4.6)%	2.6%	(2.2)%	(9.6)%	(7.4)%	(10.7)%	49.2%	10.2%

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

        As of January 1, 2014, we began allocating certain expenses to our three operating segments that had previously been recorded as Corporate expenses. These expenses primarily include stock compensation, legal expenses and audit expenses that are directly attributable to and benefit the three operating segments. The 2013 and 2012 results have been retrospectively revised for comparative purposes.

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

        Other Expense (Income), Net.    Other expense (income), net increased $3.6 million in 2013 compared to 2012, primarily due to foreign currency transaction losses in the Americas, EMEA and Asia-Pacific as a result of the appreciation of the Chinese yuan and the euro against the U.S. dollar and appreciation of the U.S. dollar against the Canadian dollar in 2013. In addition, a favorable customs settlement recorded in 2012 did not repeat in 2013.

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

Liquidity and Capital Resources

2014 Cash Flows

        In 2014, we generated $135.2 million of cash from operating activities as compared to $118.3 million in 2013. The increase was primarily due to inventory reduction efforts mostly in the Americas and strong accounts receivable collections, offset by reductions in accounts payable in the current year related to the prior year build-up of lead free inventory late in 2013. We generated approximately $111.9 million of free cash flow (a non-GAAP financial measure, which we reconcile below, defined as net cash provided by continuing operating activities minus capital expenditures plus proceeds from sale of assets), compared to free cash flow of $92.1 million in 2013. Free cash flow as a percentage of net income from continuing operations was 222.5% in 2014 as compared to 151.2% in 2013.

        In 2014, we used $295.5 million of net cash for investing activities, including $272.2 million for the purchase of AERCO and $23.7 million of cash for capital equipment. We anticipate investing approximately $30 million to $35 million in capital equipment in 2015 to improve our manufacturing capabilities.

        In 2014, we generated $220.8 million of net cash from financing activities. Cash provided by financing activities was primarily due to the $275.0 million borrowings under our Credit Agreement to fund the AERCO acquisition and by proceeds of $11.8 million from option exercises under the employee stock plans, offset by payments to repurchase approximately 670,000 shares of Class A common stock at a cost of $39.6 million and payment of dividends of $20.5 million.

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

        Borrowings outstanding under the Credit Agreement bear interest at a fluctuating rate per annum equal to an applicable percentage equal to (1) in the case of Eurocurrency rate loans, the British Bankers Association LIBOR rate plus an applicable percentage, ranging from 0.975% to 1.45%, determined by reference to the Company's consolidated leverage ratio, or (2) in the case of base rate loans and swing line loans, the highest of (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such day as announced by JPMorgan Chase Bank, N.A. as its "prime rate," and (c) the British Bankers Association LIBOR rate plus 1.0%, plus an applicable percentage, ranging from 0.00% to 0.45%, determined by reference to our consolidated leverage ratio. In addition to paying interest under the Credit Agreement, we are also required to pay certain fees in connection with the credit facility, including, but not limited to, an unused facility fee and letter of credit fees. Under the Credit Agreement, we are required to satisfy and maintain specified financial ratios and other financial condition tests. We may repay loans outstanding under the Credit Agreement from time to time without premium or penalty, other than customary breakage costs, if any, and subject to the terms of the Credit Agreement.

        Our Pension Plan was terminated effective July 31, 2014. The plan termination must satisfy the regulatory requirements prescribed by the Internal Revenue Service (IRS) and the Pension Benefit Guaranty Corporation, which is expected to occur in the second half of 2015. Once the requirements are met, distribution of plan assets pursuant to the termination is expected to occur within four months. Our SERP was terminated effective May 15, 2014. We will settle all liabilities under the SERP in accordance with Section 409A of the Internal Revenue Code by paying lump sums to plan participants at least twelve and no more than twenty four months following the termination date. The Board of Directors authorized us to make such contributions to the Pension Plan and SERP as may be necessary to make the plans sufficient to settle all plan liabilities. Presently, we expect the distributions for the two plans to be completed by December 31, 2015. Based on our third-party actuary's estimate using preliminary assumptions, our estimated cash outflow is approximately $40 million to $45 million. Upon liquidation of the plans, the accumulated other comprehensive loss related to the plans at the termination date will be recognized in our Consolidated Statement of Operations and Consolidated Statement of Comprehensive Income. The accumulated other comprehensive loss related to the plans as of December 31, 2014 was $59.0 million or $36.1 million net of tax. The estimated cash outflow range and the impact on our Consolidated Statement of Operations and Consolidated Statement of Comprehensive Income are subject to change based on the distribution date, the fair value of the plan assets at distribution, market interest rates and annuity purchase rates at distribution, demographic experience after 2014 and elected forms of payment.

        As of December 31, 2014, we held $301.1 million in cash and cash equivalents. Our ability to fund operations from cash and cash equivalents could be limited by market liquidity as well as possible tax implications of moving proceeds across jurisdictions. Of this amount, approximately $250.7 million of cash and cash equivalents were held by foreign subsidiaries. Our U.S. operations typically generate sufficient cash flows to meet our domestic obligations. We do anticipate some incremental expenditures in 2015 including the expected pension settlement payment and cash costs related to the Americas transformation program. We may have to borrow to fund some or all of these expected cash outlays, which we can do at reasonable interest rates by utilizing the uncommitted borrowings under our Credit Agreement. However, if amounts held by foreign subsidiaries were needed to fund operations in the United States, we could be required to accrue and pay taxes to repatriate these funds. Such charges may include a federal tax of up to 35.0% on dividends received in the U.S., potential state income taxes and an additional withholding tax payable to foreign jurisdictions of up to 10.0%. However, our intent is to permanently reinvest undistributed earnings of foreign subsidiaries and we do not have any current plans to repatriate them to fund operations in the United States.

Covenant compliance

        Under the Credit Agreement, we were required to satisfy and maintain specified financial ratios and other financial condition tests as of December 31, 2014. The financial ratios included a consolidated interest coverage ratio based on consolidated earnings before income taxes, interest expense, depreciation, and amortization (Consolidated EBITDA) to consolidated interest expense, as defined in the Credit Agreement. Our Credit Agreement defined Consolidated EBITDA to exclude unusual or non-recurring charges and gains. We were also required to maintain a consolidated leverage ratio of consolidated funded debt to Consolidated EBITDA. Consolidated funded debt, as defined in the Credit Agreement, included all long and short-term debt, capital lease obligations and any trade letters of credit that are outstanding.

        As of December 31, 2014, our actual financial ratios calculated in accordance with our Credit Agreement compared to the required levels under the Credit Agreement were as follows:

	Actual Ratio	Required Level
Minimum level

Interest Charge Coverage Ratio	9.00 to 1.00	3.50 to 1.00
Maximum level

Leverage Ratio	1.49 to 1.00	3.25 to 1.00

        As of December 31, 2014, we were in compliance with all covenants related to the Credit Agreement and had $201.4 million of unused and available credit under the Credit Agreement and $23.6 million of stand-by letters of credit outstanding on the Credit Agreement. The Company had $275.0 million of borrowings outstanding under the Credit Agreement at December 31, 2014.

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

        As of December 31, 2014, our actual fixed charge coverage ratio calculated in accordance with our senior note agreements compared to the required ratio therein was as follows:

	Actual Ratio	Required Level
Minimum level

Fixed Charge Coverage Ratio	5.36 to 1.00	2.00 to 1.00

        In addition to financial ratios, the Credit Agreement and senior note agreements contain affirmative and negative covenants that include limitations on disposition or sale of assets, prohibitions on assuming or incurring any liens on assets with limited exceptions and limitations on making investments other than those permitted by the agreements.

        Working capital (defined as current assets less current liabilities) as of December 31, 2014 was $528.6 million compared to $530.2 million as of December 31, 2013. The decrease was primarily due to the reclassification of the $40.0 million in pension plan and SERP liabilities from noncurrent to current as of December 31, 2014, offset by increases in cash and cash equivalents of $33.2 million. The ratio of current assets to current liabilities was 2.5 to 1 as of December 31, 2014 compared to 2.6 to 1 as of December 31, 2013.

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

        A reconciliation of net cash provided by continuing operations to free cash flow and calculation of our cash conversion rate is provided below:

	Years Ended December 31,
	2014	2013	2012
	(in millions)
Net cash provided by continuing operations	$135.2	$118.3	$130.3
Less: additions to property, plant, and equipment	(23.7)	(27.7)	(30.5)
Plus: proceeds from the sale of property, plant, and equipment	0.4	1.5	3.2

Free cash flow	$111.9	$92.1	$103.0

Net income from continuing operations—as reported	$50.3	$60.9	$70.4

Cash conversion rate of free cash flow to net income from continuing operations	222.5%	151.2%	146.3%

        Our net debt to capitalization ratio, a non-GAAP financial measure used by management, increased to 23.4% for 2014 from 3.8% for 2013. The increase in net debt to capitalization ratio is due to the increase in net debt primarily driven by an increase in debt outstanding relating to the AERCO acquisition offset by an increase in cash and cash equivalents at December 31, 2014. Management believes the net debt to capitalization ratio is an appropriate supplemental measure because it helps investors understand our ability to meet our financing needs and serves as a basis to evaluate our financial structure. Our computation may not be comparable to other companies that may define their net debt to capitalization ratios differently.

        A reconciliation of long-term debt (including current portion) to net debt and our net debt to capitalization ratio is provided below:

	December 31,
	2014	2013
	(in millions)
Current portion of long-term debt	$1.9	$2.2
Plus: long-term debt, net of current portion	577.8	305.5
Less: cash and cash equivalents	(301.1)	(267.9)

Net debt	$278.6	$39.8

        A reconciliation of capitalization is provided below:

	December 31,
	2014	2013
	(in millions)
Net debt	$278.6	$39.8
Total stockholders' equity	912.4	1,002.1

Capitalization	$1,191.0	$1,041.9

Net debt to capitalization ratio	23.4%	3.8%

Contractual Obligations

        Our contractual obligations as of December 31, 2014 are presented in the following table:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(in millions)
Long-term debt obligations, including current maturities(a)	$579.7	$1.9	$227.7	$275.1	$75.0
Operating lease obligations	33.2	9.4	11.9	5.1	6.8
Capital lease obligations(a)	7.2	1.2	2.5	2.2	1.3
Pension contributions	50.9	43.0	0.8	0.9	6.2
Interest	61.8	22.9	23.1	14.0	1.8
Earnout payments(a)	2.5	2.5	—	—	—
Other(b)	24.2	23.2	1.0	—	—

Total	$759.5	$104.1	$267.0	$297.3	$91.1

(a)
as recognized in the consolidated balance sheet

(b)
the majority relates to commodity and capital commitments at December 31, 2014

        We maintain letters of credit that guarantee our performance or payment to third parties in accordance with specified terms and conditions. Amounts outstanding were approximately $23.6 million as of December 31, 2014 and December 31, 2013. Our letters of credit are primarily associated with insurance coverage and, to a lesser extent, foreign purchases and generally expire within one year of issuance. These instruments may exist or expire without being drawn down; therefore they do not necessarily represent future cash flow obligations.

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

Application of Critical Accounting Policies and Key Estimates

        The preparation of our consolidated financial statements in accordance with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported. A critical accounting estimate is an assumption about highly uncertain matters and could have a material effect on the consolidated financial statements if another, also reasonable, amount were used, or, a change in the estimate is reasonably likely from period to period. We base our assumptions on historical experience and on other estimates that we believe are reasonable under the circumstances. Actual results could differ significantly from these estimates. There were no changes in our accounting policies or significant changes in our accounting estimates during 2014.

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

        We then compile this information and make our assessment of whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If we determine it is not more likely than not, then no further quantitative analysis is required. We had eight reporting units including BRAE in 2013, during which the remaining balance of the BRAE goodwill was written off and is no longer considered a separate reporting unit. During our 2014 year end assessment we had seven reporting units in continuing operations, one of which, Water Quality, has no goodwill. With the acquisition of AERCO in December 2014, we had eight reporting units as of December 31, 2014. In 2014, we performed a qualitative analysis for the EMEA, Residential and Commercial, Blücher and Dormont reporting units. As a result of our qualitative analyses, we determined that the fair values of the reporting units were greater than the carrying amounts. The EMEA reporting unit represents the EMEA geographic segment excluding the Blücher reporting unit and had a goodwill balance of $195.8 million as of December 31, 2014. We continue to monitor the EMEA reporting unit's performance considering the current economic environment in Europe and the impact on operating results and growth expectations. The updated fair value assessment included an evaluation of certain key assumptions and we concluded that the fair value of the EMEA reporting unit continued to exceed its carrying value. While we believe that our estimate of future cash flows are reasonable, different assumptions or continued economic downturn could significantly affect our valuations and result in impairment in the future.

        The second analysis for goodwill impairment involves a quantitative two-step process. In 2014, we performed a quantitative impairment analysis for the U.S. Drains and Water Re-use and Asia-Pacific reporting units. We performed a quantitative analysis for the U.S. Drains and Water Re-use reporting unit due to operating performance not meeting budgeted results and the length of time since the last quantitative test performed in 2011. As of the end of the fourth quarter of 2014, management determined that it was "more likely than not" that we would be exiting certain product lines in 2015 that are manufactured in Asia-Pacific and sold primarily through the Americas do-it-yourself (DIY) distribution channel. We performed a quantitative impairment analysis for the Asia-Pacific reporting unit as a significant portion of the Asia-Pacific reporting unit's third party and intersegment net sales are expected to decline as a result of the initial phase of the Americas and Asia-Pacific transformation and restructuring program.

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

        Inherent in our development of the fair value of the reporting unit are the assumptions and estimates used in the income, and when appropriate, market approaches. The discounted cash flow method (income approach) calculates the present value of future cash flows projections based on assumptions and estimates derived from a review of our operating results, business plans, expected growth rates, cost of capital and tax rates. We also make certain assumptions about future economic conditions and other market data. We develop our assumptions based on our historical results including sales growth, operating profits, working capital levels and tax rates. The market approaches calculate estimated fair values based on valuation multiples derived from stock prices and enterprise values of publicly traded companies that are comparable to our Company (guideline public company method) and based on valuation multiples derived from actual transactions for comparable public and private companies (guideline transaction method).

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

        During the fourth quarter of 2014 and 2013 and third quarter of 2012, we recognized a pre-tax non-cash goodwill impairment charge of $12.9 million, $0.3 million and $1.0 million, respectively. The charge in 2014 related to our Asia-Pacific reporting unit while the charges in 2013 and 2012 related to our BRAE reporting unit within our Americas segment. As of December 31, 2014, the goodwill for the Asia-Pacific reporting unit was fully impaired and as of December 31, 2013, the goodwill for BRAE had been fully impaired.

        As of our October 26, 2014 testing date, we had approximately $490.3 million of goodwill on our balance sheet. The results of the 2014 reporting units' quantitative impairment analyses are summarized in the table below:

	Goodwill balance	Carrying value of equity of reporting unit	Estimated fair value (implied value of equity)
	(in millions)
Reporting unit
U.S. Drains and Water Re-use	$34.6	$56.9	$82.1
Asia-Pacific	$12.9	$71.3	$61.9

        Our impairment testing indicated that the fair value of the U.S. Drains and Water Re-use reporting unit exceeded the carrying value, thereby resulting in no impairment. Our impairment testing indicated that the carrying value of the Asia-Pacific reporting unit exceeded the fair value. We estimated the fair value of the Asia-Pacific reporting unit using the present value of expected future cash flows that reflect the impact of certain product line rationalization efforts associated with the initial phase of the Americas and Asia-Pacific transformation and restructuring program, including the sale of certain assets. In the second step of the impairment test, the carrying value of the goodwill exceeded the implied fair value of goodwill, resulting in a full impairment.

        Depending on the reporting unit, the underlying analyses supporting our fair value assessment are related to our comparable companies' historical and projected results, current transaction values and our outlook of our business' long-term performance, which included key assumptions as to the appropriate revenue and EBITDA multiples, discount rate and long-term growth rate. In connection with our 2014 impairment tests, we utilized discount rates ranging from 12% - 13.5% depending on the reporting unit, growth rates beyond our planning periods ranging from 0% to 10% and a long-term terminal growth rate of 3%. Future increases in discount rates due to changing interest rates or a declining economic environment and different market multiples could impact our assumptions and the value of our reporting units, and goodwill may be at risk for impairment in the future.

        Intangible assets such as trademarks and trade names are generally recorded in connection with a business acquisition. Values assigned to intangible assets are determined by an independent valuation firm based on our estimates and judgments regarding expectations of the success and life cycle of products and technology acquired. During 2014, 2013 and 2012, we recognized non-cash pre-tax charges of approximately $1.3 million, $0.7 million and $0.4 million, respectively, as an impairment of certain of our indefinite- lived intangible assets. Revised accounting guidance issued in 2012 allows us to perform a qualitative impairment assessment of indefinite-lived intangible assets consistent with the goodwill guidance noted previously. For our 2014 impairment assessment, which occurred as of October 26, 2014, we performed quantitative assessments for all indefinite-lived intangible assets. The methodology we employed was the relief from royalty method, a subset of the income approach.

Product liability and workers' compensation costs

        Because of retention requirements associated with our insurance policies, we are generally self-insured for potential product liability claims and for workers' compensation costs associated with workplace accidents. We are subject to a variety of potential liabilities in connection with product liability cases and we maintain high-deductible product liability and other insurance coverage, which we believe to be generally in accordance with industry practices. For product liability cases in the U.S., management establishes its product liability accrual, which includes legal costs associated with accrued claims, by utilizing third-party actuarial valuations which incorporate historical trend factors and our specific claims experience derived from loss reports provided by third-party administrators. The product liability accrual is established net of any applicable insurance coverage. Changes in the nature of product liability claims, legal costs, or the actual settlement amounts could affect the adequacy of the estimates and require changes to the accrual. Because the liability is an estimate, the ultimate liability may be more or less than reported.

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

        We maintain excess liability insurance with outside insurance carriers to minimize our risks related to claims in excess of all self-insured positions. Any material change in the aforementioned factors could have an adverse impact on our operating results.

Legal contingencies

        We are a defendant in numerous legal matters including those involving environmental issues and product liability as discussed in more detail in Part I, Item 1. "Business—Product Liability, Environmental and Other Litigation Matters." As required by GAAP, we determine whether an estimated loss from a loss contingency should be accrued by assessing whether a loss is deemed probable and the loss amount can be reasonably estimated. When it is possible to estimate reasonably possible loss or range of loss above the amount accrued, that estimate is aggregated and disclosed. Estimates of potential outcomes of these contingencies are often developed in consultation with outside counsel. While this assessment is based upon all available information, litigation is inherently uncertain and the actual liability to fully resolve litigation cannot be predicted with any assurance of accuracy. In the event of an unfavorable outcome in one or more legal matters, the ultimate liability may be in excess of amounts currently accrued, if any, and may be material to our operating results or cash flows for a particular quarterly or annual period. However, based on information currently known to us, management believes that the ultimate outcome of all legal contingencies, as they are resolved over time, is not likely to have a material adverse effect on our financial condition, though the outcome could be material to our operating results for any particular period depending, in part, upon the operating results for such period.

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

        On April 28, 2014, our Board of Directors voted to terminate the Pension Plan and Supplemental Employees Retirement Plan. These terminations follow amendments to the Pension Plan and SERP to cease (or "freeze") benefit accruals for eligible employees under those plans effective December 31, 2011. The Pension Plan was terminated effective July 31, 2014. Distribution of plan assets pursuant to the termination will not be made until the plan termination satisfies the regulatory requirements prescribed by the Internal Revenue Service and the Pension Benefit Guaranty Corporation, which is expected to occur in late 2015. The SERP was terminated effective May 15, 2014. We will settle all liabilities under the SERP in accordance with Section 409A of the Internal Revenue Code by paying lump sums to plan participants at least twelve and no more than twenty four months following the termination date. The Board of Directors authorized us to make such contributions to the Pension Plan and SERP as may be necessary to make the plans sufficient to settle all plan liabilities. Presently, we expect the distributions for the two plans to be completed by December 31, 2015. Based on our third-party actuary's estimate using preliminary assumptions, our estimated cash outflow is approximately $40 million to $45 million. Refer to Note 13 of the Notes to Consolidated Financial Statements Item for further details.

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

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

        A valuation allowance is provided to offset any net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We consider estimated future taxable income and future reversals of the deferred tax liabilities in assessing the need for a valuation allowance.

New Accounting Standards

        In January 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-01, "Income Statement—Extraordinary and Unusual Items: Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items". ASU 2015-01 eliminates from U.S. GAAP the concept of extraordinary items as part of its initiative to reduce complexity in accounting standards. ASU 2015-01 is effective in the first quarter of 2016 for public companies with calendar year ends, with early adoption permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The ASU may be applied prospectively or retrospectively to all prior periods presented. The adoption of this guidance is not expected to have a material impact on the Company's financial statements.

        In June 2014, the FASB issued ASU 2014-12, "Compensation—Stock Compensation: Accounting for Share Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period". ASU 2014-12 clarifies that performance targets that could be achieved after the requisite period should be treated as performance conditions. Those performance conditions would not be reflected in estimating the grant date fair value of the award, but instead would be accounted for when the achievement of the performance condition becomes probable. ASU 2014-12 is effective in the first quarter of 2016 for public companies with calendar year ends, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company's financial statements.

        In May 2014, FASB issued ASU 2014-09, "Revenue from Contracts with Customers". ASU 2014-09 converges revenue recognition under U.S. GAAP and International Financial Reporting Standards ("IFRS"). For U.S. GAAP, the standard generally eliminates transaction and industry-specific revenue recognition guidance. This includes current guidance on long-term construction-type contracts, software arrangements, real estate sales, telecommunication arrangements, and franchise sales. Under the new standard, revenue is recognized based on a five-step model. ASU 2014-09 is effective in the first quarter of 2017 for public companies with calendar year ends, and early adoption is not permitted for public companies under U.S. GAAP. The Company is assessing the impact of this standard on the Company's financial statements.

        In April 2014, FASB issued ASU 2014-08, "Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity". ASU 2014-08 will change the definition of discontinued operations and limit discontinued operations presentation to disposals of components representing a strategic shift that will have a major effect on the operations and financial results of the issuer. ASU 2014-08 is effective in the first quarter of 2015 for public companies with calendar year ends, with early adoption permitted. The Company early adopted the ASU in 2014. The adoption of this guidance has not had a material impact on the Company's financial statements.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        We use derivative financial instruments primarily to reduce exposure to adverse fluctuations in foreign exchange rates, interest rates and costs of certain raw materials used in the manufacturing process. We do not enter into derivative financial instruments for trading purposes. As a matter of policy, all derivative positions are used to reduce risk by hedging underlying economic exposure. The derivatives we use are instruments with liquid markets. See Note 15 of Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2014.

        Our consolidated earnings, which are reported in United States dollars, are subject to translation risks due to changes in foreign currency exchange rates. This risk is concentrated in the exchange rate between the U.S. dollar and the euro; the U.S. dollar and the Canadian dollar; and the U.S. dollar and the Chinese yuan.

        Our foreign subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials and are denominated in European currencies or the U.S. or Canadian dollar. We use foreign currency forward exchange contracts from time to time to manage the risk related to intercompany purchases that occur during the course of a year and certain open foreign currency denominated commitments to sell products to third parties. At December 31, 2014 we did not have any open forward exchange contracts.

        We have historically had a low exposure on the cost of our debt to changes in interest rates. Information about our long-term debt including principal amounts and related interest rates appears in Note 10 of Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

Item 9A.    CONTROLS AND PROCEDURES.

        As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, or Exchange Act, as of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and interim Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily applies its judgment in evaluating and implementing possible controls and procedures. The effectiveness of our disclosure controls and procedures is also necessarily limited by the staff and other resources available to us and the geographic diversity of our operations. Based upon that evaluation, the Chief Executive Officer and interim Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are accumulated and communicated to our management, including our Chief Executive Officer and interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

        There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In connection with these rules, we will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

        Management, including our Chief Executive Officer and interim Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring

Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992).

        Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2014.

        On December 1, 2014, the Company completed the acquisition of AERCO International, Inc. ("AERCO"), in a share purchase transaction. The audited consolidated financial statements of the Company include the results of AERCO, including total assets of $329 million and total revenues of $5.3 million, but management's assessment does not include an assessment of the internal control over financial reporting of AERCO.

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

        We have audited Watts Water Technologies, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Watts Water Technologies, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Watts Water Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        Watts Water Technologies, Inc. acquired AERCO during 2014, and management excluded from its assessment of the effectiveness of Watts Water Technologies, Inc.'s internal control over financial reporting as of December 31, 2014, AERCO's internal control over financial reporting associated with total assets of $329 million and total revenues of $5.3 million included in the consolidated financial statements of Watts Water Technologies, Inc. and subsidiaries as of and for the year ended December 31, 2014. Our audit of internal control over financial reporting of Watts Water Technologies, Inc. also excluded an evaluation of the internal control over financial reporting of AERCO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Watts Water Technologies, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 26, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Boston, Massachusetts
February 26, 2015

Item 9B.    OTHER INFORMATION.

        None.

 PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        Information with respect to the executive officers of the Company is set forth in Part I, Item 1 of this Report under the caption "Executive Officers and Directors" and is incorporated herein by reference. The information provided under the captions "Information as to Nominees for Director," "Corporate Governance," and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders to be held on May 13, 2015 is incorporated herein by reference.

        We have adopted a Code of Business Conduct applicable to all officers, employees and Board members. The Code of Business Conduct is posted in the Investor Relations section of our website, www.wattswater.com. We will provide you with a print copy of our Code of Business Conduct free of charge on written request to Kenneth R. Lepage, Secretary, Watts Water Technologies, Inc., 815 Chestnut Street, North Andover, MA 01845. Any amendments to, or waivers of, the Code of Business Conduct which apply to our Chief Executive Officer, interim Chief Financial Officer, Corporate Controller or any person performing similar functions will be disclosed on our website promptly following the date of such amendment or waiver.

Item 11.    EXECUTIVE COMPENSATION.

        The information provided under the captions "Director Compensation," "Corporate Governance," "Compensation Discussion and Analysis," "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," and "Compensation Committee Report" in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders to be held on May 13, 2015 is incorporated herein by reference.

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

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The information appearing under the caption "Principal Stockholders" in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders to be held on May 13, 2015 is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table provides information as of December 31, 2014, about the shares of Class A common stock that may be issued upon the exercise of stock options issued under the Company's Second Amended and Restated 2004 Stock Incentive Plan, and the settlement of restricted stock units granted under our Management Stock Purchase Plan as well as the number of shares remaining for future issuance under our Second Amended and Restated 2004 Stock Incentive Plan and Management Stock Purchase Plan.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	706,970	(1)	$38.75	2,620,117	(2)
Equity compensation plans not approved by security holders	None		None	None
Total	706,970	(1)	$38.75	2,620,117	(2)

(1)
Represents 495,352 outstanding options, 107,355 performance share awards and 24,361 deferred shares under the Second Amended and Restated 2004 Stock Incentive Plan, and 79,902 outstanding restricted stock units under the Management Stock Purchase Plan.

(2)
Includes 1,706,591 shares available for future issuance under the Second Amended and Restated 2004 Stock Incentive Plan, and 913,526 shares available for future issuance under the Management Stock Purchase Plan.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

        The information provided under the captions "Corporate Governance" and "Certain Relationships and Related Transactions" in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders to be held on May 13, 2015 is incorporated herein by reference.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The information provided under the caption "Ratification of Independent Registered Public Accounting Firm" in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders to be held on May 13, 2015 is incorporated herein by reference.

 PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)  Financial Statements

        The following financial statements are included in a separate section of this Report commencing on the page numbers specified below:

(a)(2)  Schedules

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2014, 2013 and 2012	106

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

WATTS WATER TECHNOLOGIES, INC.
By:	/s/ ROBERT J. PAGANO, JR. Robert J. Pagano, Jr. Chief Executive Officer, President and interim Chief Financial Officer

DATED: February 26, 2015

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT J. PAGANO, JR. Robert J. Pagano, Jr.	Chief Executive Officer, President and interim Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)	February 26, 2015
/s/ KENNETH S. KOROTKIN Kenneth S. Korotkin	Chief Accounting Officer (Principal Accounting Officer)	February 26, 2015
/s/ ROBERT L. AYERS Robert L. Ayers	Director	February 20, 2015
/s/ BERNARD BAERT Bernard Baert	Director	February 26, 2015
/s/ KENNETT F. BURNES Kennett F. Burnes	Director	February 26, 2015
/s/ RICHARD J. CATHCART Richard J. Cathcart	Director	February 23, 2015
/s/ W. CRAIG KISSEL W. Craig Kissel	Chairman of the Board	February 21, 2015

Signature	Title	Date

/s/ JOHN K. MCGILLICUDDY John K. McGillicuddy	Director	February 26, 2015
/s/ JOSEPH T. NOONAN Joseph T. Noonan	Director	February 26, 2015
/s/ MERILEE RAINES Merilee Raines	Director	February 26, 2015

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Watts Water Technologies, Inc.:

        We have audited the accompanying consolidated balance sheets of Watts Water Technologies, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited the financial statement Schedule II—Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Watts Water Technologies, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Watts Water Technologies, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2015 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Boston, Massachusetts
February 26, 2015

Watts Water Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(Amounts in millions, except per share information)

	Years Ended December 31,
	2014	2013	2012
Net sales	$1,513.7	$1,473.5	$1,427.4
Cost of goods sold	971.9	947.0	913.9

GROSS PROFIT	541.8	526.5	513.5
Selling, general and administrative expenses	407.0	405.1	382.6
Restructuring and other charges, net	15.2	8.7	4.2
Goodwill and other long-lived asset impairment charges	14.2	1.2	3.4

OPERATING INCOME	105.4	111.5	123.3

Other (income) expense:
Interest income	(0.7)	(0.6)	(0.7)
Interest expense	19.9	21.5	24.6
Other expense (income), net	3.1	2.8	(0.8)

Total other expense	22.3	23.7	23.1

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	83.1	87.8	100.2
Provision for income taxes	32.8	26.9	29.8

NET INCOME FROM CONTINUING OPERATIONS	50.3	60.9	70.4
Loss from discontinued operations, net of taxes	—	(2.3)	(2.0)

NET INCOME	$50.3	$58.6	$68.4

Basic EPS
Income (loss) per share:
Continuing operations	$1.42	$1.72	$1.96
Discontinued operations	—	(0.06)	(0.06)

NET INCOME	$1.42	$1.65	$1.90

Weighted average number of shares	35.3	35.5	36.0

Diluted EPS
Income (loss) per share:
Continuing operations	$1.42	$1.71	$1.95
Discontinued operations	—	(0.07)	(0.05)

NET INCOME	$1.42	$1.65	$1.90

Weighted average number of shares	35.4	35.6	36.1

Dividends declared per share	$0.58	$0.50	$0.44

The accompanying notes are an integral part of these consolidated financial statements.

Watts Water Technologies, Inc. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

(Amounts in millions)

	Years Ended December 31,
	2014	2013	2012
Net income	$50.3	$58.6	$68.4
Other comprehensive income (loss):
Foreign currency translation adjustments	(90.8)	23.5	14.3
Defined benefit pension plans, net of tax:
Net loss, net of tax benefits of $6.9, $0.8, and $4.1 in 2014, 2013 and 2012, respectively	(11.0)	(1.3)	(6.5)
Amortization of net losses included in net periodic pension cost, net of tax expense of $0.5, $0.4, and $0.2 in 2014, 2013 and 2012, respectively	0.7	0.6	0.4

Defined benefit pension plans, net of tax	(10.3)	(0.7)	(6.1)

Other comprehensive (loss) income	(101.1)	22.8	8.2

Comprehensive (loss) income	$(50.8)	$81.4	$76.6

The accompanying notes are an integral part of these consolidated financial statements.

Watts Water Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in millions, except share information)

	December 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$301.1	$267.9
Trade accounts receivable, less allowance for doubtful accounts of $10.6 in 2014 and $9.7 in 2013	207.8	212.9
Inventories, net	291.6	310.2
Prepaid expenses and other assets	27.4	35.0
Deferred income taxes	45.3	29.8
Assets held for sale	1.1	1.3

Total Current Assets	874.3	857.1
PROPERTY, PLANT AND EQUIPMENT, NET	203.3	219.9
OTHER ASSETS:
Goodwill	639.0	514.8
Intangible assets, net	210.1	132.4
Deferred income taxes	4.7	3.8
Other, net	16.6	12.2

TOTAL ASSETS	$1,948.0	$1,740.2

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$120.8	$145.6
Accrued expenses and other liabilities	138.8	135.2
Accrued pension plan settlements	40.0	—
Accrued compensation and benefits	44.2	43.9
Current portion of long-term debt	1.9	2.2

Total Current Liabilities	345.7	326.9
LONG-TERM DEBT, NET OF CURRENT PORTION	577.8	305.5
DEFERRED INCOME TAXES	77.4	45.9
OTHER NONCURRENT LIABILITIES	34.7	59.8
STOCKHOLDERS' EQUITY:
Preferred Stock, $0.10 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.10 par value; 80,000,000 shares authorized; 1 vote per share; issued and outstanding, 28,552,065 shares in 2014 and 28,824,779 shares in 2013	2.9	2.9
Class B common stock, $0.10 par value; 25,000,000 shares authorized; 10 votes per share; issued and outstanding, 6,479,290 shares in 2014 and 6,489,290 shares in 2013	0.6	0.6
Additional paid-in capital	497.4	473.5
Retained earnings	500.6	513.1
Accumulated other comprehensive (loss) income	(89.1)	12.0

Total Stockholders' Equity	912.4	1,002.1

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,948.0	$1,740.2

The accompanying notes are an integral part of these consolidated financial statements.

Watts Water Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(Amounts in millions, except share information)

	Class A Common Stock		Class B Common Stock
							Accumulated Other Comprehensive Income (Loss)
					Additional Paid-In Capital	Retained Earnings		Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2011	29,471,414	$2.9	6,953,680	$0.7	$420.1	$515.1	$(19.0)	$919.8
Net income						68.4		68.4
Other comprehensive income							8.2	8.2

Comprehensive income								76.6
Shares of Class B common stock converted to Class A common stock	365,000	0.1	(365,000)	(0.1)
Shares of Class A common stock issued upon the exercise of stock options	589,798	0.1			17.7			17.8
Stock-based compensation					6.6			6.6
Stock repurchase	(2,000,000)	(0.2)				(65.6)		(65.8)
Issuance of shares of restricted Class A common stock	141,767	—				(0.8)		(0.8)
Net change in restricted stock units	105,660	—			4.3	(3.0)		1.3
Common stock dividends						(16.0)		(16.0)

Balance at December 31, 2012	28,673,639	$2.9	6,588,680	$0.6	$448.7	$498.1	$(10.8)	$939.5
Net income						58.6		58.6
Other comprehensive income							22.8	22.8

Comprehensive income								81.4
Shares of Class B common stock converted to Class A common stock	99,390	—	(99,390)	—
Shares of Class A common stock issued upon the exercise of stock options	361,094	—			11.9			11.9
Stock-based compensation					9.6			9.6
Stock repurchase	(453,880)	—				(23.0)		(23.0)
Issuance of net shares of restricted Class A common stock	75,592	—				(1.6)		(1.6)
Net change in restricted stock units	68,944	—			3.3	(1.3)		2.0
Common stock dividends						(17.7)		(17.7)

Balance at December 31, 2013	28,824,779	$2.9	6,489,290	$0.6	$473.5	$513.1	$12.0	$1,002.1
Net income						50.3		50.3
Other comprehensive loss							(101.1)	(101.1)

Comprehensive loss								(50.8)
Shares of Class B common stock converted to Class A common stock	10,000	—	(10,000)	—
Shares of Class A common stock issued upon the exercise of stock options	338,841	—			11.8			11.8
Stock-based compensation					8.6			8.6
Stock repurchase	(669,681)	—				(39.6)		(39.6)
Issuance of net shares of restricted Class A common stock	12,655	—				(1.6)		(1.6)
Net change in restricted stock units	35,471	—			3.5	(1.1)		2.4
Common stock dividends						(20.5)		(20.5)

Balance at December 31, 2014	28,552,065	$2.9	6,479,290	$0.6	$497.4	$500.6	$(89.1)	$912.4

The accompanying notes are an integral part of these consolidated financial statements.

Watts Water Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in millions)

	Years Ended December 31,
	2014	2013	2012
OPERATING ACTIVITIES
Net income	$50.3	$58.6	$68.4
Loss from discontinued operations, net of taxes	—	(2.3)	(2.0)

Net income from continuing operations	50.3	60.9	70.4
Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
Depreciation	32.9	34.2	33.1
Amortization of intangibles	15.2	14.7	15.4
Loss on disposal, impairment of goodwill, property, plant and equipment and other	15.3	1.5	4.1
Stock-based compensation	8.6	9.6	6.6
Deferred income taxes	(2.7)	(6.8)	—
Changes in operating assets and liabilities, net of effects from business acquisitions and divestures:
Accounts receivable	9.6	(3.5)	2.0
Inventories	21.4	(17.3)	(7.1)
Prepaid expenses and other assets	10.9	(14.5)	1.1
Accounts payable, accrued expenses and other liabilities	(26.3)	39.5	4.7

Net cash provided by continuing operations	135.2	118.3	130.3

INVESTING ACTIVITIES
Additions to property, plant and equipment	(23.7)	(27.7)	(30.5)
Proceeds from the sale of property, plant and equipment	0.4	1.5	0.2
Investments in securities	—	—	(2.1)
Proceeds from sale of asset held for sale	—	—	3.0
Proceeds from sale of securities	—	2.1	4.1
Purchase of intangible assets and other	—	—	(0.1)
Business acquisitions, net of cash acquired	(272.2)	—	(17.5)

Net cash used in investing activities	(295.5)	(24.1)	(42.9)

FINANCING ACTIVITIES
Proceeds from long-term borrowings	275.0	—	9.2
Payments of long-term debt	(2.3)	(77.2)	(23.9)
Payment of capital leases and other	(3.6)	(4.8)	(2.9)
Proceeds from share transactions under employee stock plans	11.8	11.9	17.8
Tax benefit of stock awards exercised	2.0	1.3	0.9
Payments to repurchase common stock	(39.6)	(23.0)	(65.8)
Debt issuance costs	(2.0)	—	—
Dividends	(20.5)	(17.7)	(16.0)

Net cash provided by (used in) financing activities	220.8	(109.5)	(80.7)

Effect of exchange rate changes on cash and cash equivalents	(27.3)	4.1	3.2
Net cash (used in) provided by operating activities of discontinued operations	—	(0.1)	3.2
Net cash provided by investing activities of discontinued operations	—	7.9	8.3

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	33.2	(3.4)	21.4

Cash and cash equivalents at beginning of year	267.9	271.3	249.9

CASH AND CASH EQUIVALENTS AT END OF YEAR	$301.1	$267.9	$271.3

NON CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of businesses:
Fair value of assets acquired	$333.0	$—	$25.2
Cash paid, net of cash acquired	272.2	—	17.5

Liabilities assumed	$60.8	$—	$7.7

Acquisitions of fixed assets under financing agreement	$—	$3.7	$1.1

Issuance of stock under management stock purchase plan	$0.4	$0.7	$0.5

CASH PAID FOR:
Interest	$18.3	$21.5	$23.9

Taxes	$30.5	$32.7	$27.1

The accompanying notes are an integral part of these consolidated financial statements.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(1) Description of Business

        Watts Water Technologies, Inc. (the Company), through its subsidiaries, designs, manufactures and sells an extensive line of water safety and flow control products that improve the quality, conservation, safety and control of water predominantly in the Americas and Europe, Middle East and Africa (EMEA) with a presence in Asia-Pacific.

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

Concentration of Credit

        The Company sells products to a diversified customer base and, therefore, has no significant concentrations of credit risk. In 2014, 2013, and 2012, no customer accounted for 10% or more of the Company's total sales.

Inventories

        Inventories are stated at the lower of cost or market, using primarily the first-in, first-out method. Market value is determined by replacement cost or net realizable value. Historical usage is used as the basis for determining the reserve for excess or obsolete inventories.

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

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(2) Accounting Policies (Continued)

Impairment of Goodwill and Long-Lived Assets

        The changes in the carrying amount of goodwill by geographic segment are as follows:

	Year Ended December 31, 2014
	Gross Balance				Accumulated Impairment Losses			Net Goodwill
	Balance January 1, 2014	Acquired During the Period	Foreign Currency Translation and Other	Balance December 31, 2014	Balance January 1, 2014	Impairment Loss During the Period	Balance December 31, 2014	December 31, 2014
	(in millions)
Americas	$224.7	$174.3	$(1.0)	$398.0	$(24.5)	$—	$(24.5)	$373.5
EMEA	301.3	—	(35.8)	265.5	—	—	—	265.5
Asia-Pacific	13.3	—	(0.4)	12.9	—	(12.9)	(12.9)	—

Total	$539.3	$174.3	$(37.2)	$676.4	$(24.5)	$(12.9)	$(37.4)	$639.0

	Year Ended December 31, 2013
	Gross Balance				Accumulated Impairment Losses			Net Goodwill
	Balance January 1, 2013	Acquired During the Period	Foreign Currency Translation and Other	Balance December 31, 2013	Balance January 1, 2013	Impairment Loss During the Period	Balance December 31, 2013	December 31, 2013
	(in millions)
Americas	$225.6	$—	$(0.9)	$224.7	$(24.2)	$(0.3)	$(24.5)	$200.2
EMEA	289.7	—	11.6	301.3	—	—	—	301.3
Asia-Pacific	12.9	—	0.4	13.3	—	—	—	13.3

Total	$528.2	$—	$11.1	$539.3	$(24.2)	$(0.3)	$(24.5)	$514.8

        Goodwill is tested for impairment at least annually or more frequently if events or circumstances indicate that it is "more likely than not" that goodwill might be impaired, such as a change in business conditions. The Company performs its annual goodwill impairment assessment in the fourth quarter of each year.

        On December 1, 2014, the Company completed the acquisition of AERCO International, Inc. ("AERCO"), in a share purchase transaction. The aggregate purchase price, including an estimated working capital adjustment, was approximately $272.2 million and is subject to a final post-closing working capital adjustment. The Company accounted for the transaction as a business combination. The Company completed a purchase price allocation that resulted in the recognition of $174.3 million in goodwill and $102.4 million in intangible assets.

        As of the end of the fourth quarter of 2014, management determined that it was "more likely than not" that a significant portion of the Asia-Pacific reporting unit's third party and intersegment net sales were expected to decline as a result of the initial phase of the Americas and Asia-Pacific transformation and restructuring program. Based on this factor, the Company performed a quantitative impairment analysis for the Asia-Pacific reporting unit. The Company completed a fair value assessment of the net assets of the reporting unit and recorded an impairment of $12.9 million in the fourth quarter of 2014. The Company estimated the fair value of the reporting unit using the present value of expected future cash flows that reflect the impact of certain product line rationalization efforts associated with the initial phase of the Americas and Asia-Pacific transformation and restructuring program, including the sale of certain assets. In the second step of the impairment test, the carrying

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(2) Accounting Policies (Continued)

value of the goodwill exceeded the implied fair value of goodwill, resulting in a full impairment. There was no tax benefit associated with the impairment and the $12.9 million charge eliminated all goodwill on the Asia-Pacific reporting unit. See Note 19 for further discussion on the Company's exit plans impacting the Americas and Asia-Pacific.

        The Company recorded pre-tax goodwill impairment charges of $0.3 million and $1.0 million in 2013 and 2012, respectively, for the Blue Ridge Atlantic Enterprises, Inc. (BRAE) reporting unit. The Company had determined that the future prospects for its Blue Ridge Atlantic Enterprises, Inc. (BRAE) reporting unit in the Americas were lower than originally estimated as future sales growth expectations had been reduced a number of times since the 2010 acquisition of BRAE. The BRAE goodwill balance was fully impaired in 2013. The goodwill impairment charges were offset by the reduction in anticipated earnout payments of equal amounts, with no remaining earnout liability as of December 31, 2013. The Company estimated the fair value of the reporting unit using the expected present value of future cash flows.

        The EMEA reporting unit represents the EMEA geographic segment excluding the Blücher reporting unit and had a goodwill balance of $195.8 million as of December 31, 2014. The Company continues to monitor the EMEA reporting unit's performance considering the current economic environment in Europe and impact on operating results and growth expectations. At the annual impairment date of October 26, 2014, the Company performed a qualitative fair value assessment, including an evaluation of certain key assumptions. The Company concluded that the fair value of the EMEA reporting unit continued to exceed its carrying value.

        Indefinite-lived intangibles are tested for impairment at least annually or more frequently if events or circumstances, such as a change in business conditions, indicate that it is "more likely than not" that an intangible asset might be impaired. The Company performs its annual indefinite-lived intangibles impairment assessment in the fourth quarter of each year. For the 2014, 2013 and 2012 impairment assessments, the Company performed quantitative assessments for all indefinite-lived intangible assets. The methodology employed was the relief from royalty method, a subset of the income approach. Based on the results of the assessment, the Company recognized non-cash pre-tax impairment charges in 2014, 2013 and 2012 of approximately $1.3 million, $0.7 million and $0.4 million, respectively. The impairment charge of $1.3 million in 2014 consists of a $0.5 million impairment charge for a trade name in the Americas segment and a $0.8 million impairment charge for a trade name in the EMEA segment. The gross carrying amount in the table below reflects the impairment charges.

        Intangible assets with estimable lives and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of intangible assets with estimable lives and other long-lived assets is measured by a comparison of the carrying amount of an asset or asset group to future net undiscounted pretax cash flows expected to be generated by the asset or asset group. If these comparisons indicate that an asset is not recoverable, the impairment loss recognized is the amount by which the carrying amount of the asset or asset group exceeds the related estimated fair value. Estimated fair value is based on either discounted future pretax operating cash flows or appraised values, depending on the nature of the asset. The Company determines the discount rate for this analysis based on the weighted average cost of capital using the market and guideline public companies for the related businesses and does not allocate interest charges to the asset or asset group being measured. Judgment is required to estimate future operating cash flows.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(2) Accounting Policies (Continued)

        Intangible assets include the following:

	December 31,
	2014			2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Patents	$16.2	$(13.3)	$2.9	$16.6	$(12.6)	$4.0
Customer relationships	206.7	(87.5)	119.2	133.0	(76.4)	56.6
Technology	42.1	(12.9)	29.2	26.9	(10.9)	16.0
Trade names	20.6	(4.2)	16.4	13.7	(3.0)	10.7
Other	9.5	(5.7)	3.8	8.8	(5.6)	3.2

Total amortizable intangibles	295.1	(123.6)	171.5	199.0	(108.5)	90.5
Indefinite-lived intangible assets	38.6	—	38.6	41.9	—	41.9

Total	$333.7	$(123.6)	$210.1	$240.9	$(108.5)	$132.4

        The Company acquired $102.4 million in intangible assets as part of the AERCO acquisition, consisting primarily of customer relationships valued at $78.5 million, developed technology of $15.8 million and the trade name of $7.4 million. The weighted-average amortization period in total and by asset category of customer relationships, developed technology and trade name are 15 years, 16 years, 10 years and 20 years, respectively.

        Aggregate amortization expense for amortized intangible assets for 2014, 2013 and 2012 was $15.2 million, $14.7 million and $15.4 million, respectively. Additionally, future amortization expense on amortizable intangible assets is expected to be $20.5 million for 2015, $20.1 million for 2016, $19.7 million for 2017, $16.2 million for 2018, and $14.0 million for 2019. Amortization expense is provided on a straight-line basis over the estimated useful lives of the intangible assets. The weighted-average remaining life of total amortizable intangible assets is 12.2 years. Patents, customer relationships, technology, trade names and other amortizable intangibles have weighted-average remaining lives of 5.0 years, 11.9 years, 10.3 years, 14.5 years and 33.3 years, respectively. Indefinite-lived intangible assets primarily include trade names and trademarks.

Property, Plant and Equipment

        Property, plant and equipment are recorded at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, which range from 10 to 40 years for buildings and improvements and 3 to 15 years for machinery and equipment. Leasehold improvements are depreciated over the lesser of the economic useful life of the asset or the remaining lease term.

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

        The Company recognizes tax benefits when the item in question meets the more-likely-than-not (greater than 50% likelihood of being sustained upon examination by the taxing authorities) threshold. During 2014, unrecognized tax benefits of the Company increased by a net amount of $1.0 million. Unrecognized tax benefits increased by approximately $1.3 million primarily due to findings during a European audit, whereby unrecognized tax benefits decreased by approximately $0.2 million related to a settlement from the completion of a state tax audit.

        As of December 31, 2014, the Company had gross unrecognized tax benefits of approximately $1.8 million, approximately $1.3 million of which, if recognized, would affect the effective tax rate. The difference between the amount of unrecognized tax benefits and the amount that would affect the effective tax rate consists of the federal tax benefit of state income tax items.

        A reconciliation of the beginning and ending amount of unrecognized tax is as follows:

(in millions)
Balance at January 1, 2014	$0.8
Increases related to prior year tax positions	1.3
Settlements	(0.2)
Currency movement	(0.1)

Balance at December 31, 2014	$1.8

        The Company conducts business in a variety of locations throughout the world resulting in tax filings in numerous domestic and foreign jurisdictions. The Company is subject to tax examinations regularly as part of the normal course of business. The Company's major jurisdictions are the U.S., Canada, China, Netherlands, U.K., Germany, Italy and France. With few exceptions the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2010. The statute of limitations in our major jurisdictions is open in the U.S. for the year 2011 and later; in Canada for 2011 and later; and in the Netherlands for 2012 and later.

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

        At December 31, 2014, the Company had one stock-based compensation plan with total unrecognized compensation costs related to unvested stock-based compensation arrangements of approximately $20.2 million and a total weighted average remaining term of 1.9 years. For 2014, 2013 and 2012, the Company recognized compensation costs related to stock-based programs of approximately $8.6 million, $9.6 million and $6.6 million, respectively. In 2014, the Company began recognizing certain stock compensation costs in cost of goods sold based on the allocation of costs to its three operating segments. For the 2014 stock compensation expense, $0.6 million was recorded in cost of goods sold and $8.0 million was recorded in selling, general and administrative expenses. In 2013 and 2012, the compensation costs were recognized in selling, general and administrative expenses. For 2014, 2013 and 2012, the Company recorded approximately $0.7 million, $1.2 million and $0.7 million, respectively, of tax benefits for the compensation expense relating to its stock options. For 2014, 2013 and 2012, the Company recorded approximately $1.6 million, $1.9 million and $1.4 million, respectively, of tax benefit for its other stock-based plans. For 2014, 2013 and 2012, the recognition of total stock-based compensation expense impacted both basic and diluted net income per common share by $0.18, $0.14 and $0.10, respectively.

Net Income Per Common Share

        Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding. The calculation of diluted income per share assumes the conversion of all dilutive securities (see Note 12).

        Net income and number of shares used to compute net income per share, basic and assuming full dilution, are reconciled below:

	Years Ended December 31,
	2014			2013			2012
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(Amounts in millions, except per share information)
Basic EPS	$50.3	35.3	$1.42	$58.6	35.5	$1.65	$68.4	36.0	$1.90
Dilutive securities, principally common stock options	—	0.1	—	—	0.1	—	—	0.1	—

Diluted EPS	$50.3	35.4	$1.42	$58.6	35.6	$1.65	$68.4	36.1	$1.90

        The computation of diluted net income per share for the years ended December 31, 2014, 2013 and 2012 excludes the effect of the potential exercise of options to purchase approximately 0.3 million, 0.2 million and 0.2 million shares, respectively, because the exercise price of the option was greater than the average market price of the Class A common stock and the effect would have been anti-dilutive.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(2) Accounting Policies (Continued)

        On April 30, 2013, the Board of Directors authorized the repurchase of up to $90.0 million of the Company's Class A common stock from time to time on the open market or in privately negotiated transactions. The timing and number of any shares repurchased will be determined by the Company's management based on its evaluation of market conditions. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The repurchase program may be suspended or discontinued at any time, subject to the terms of any Rule 10b5-1 plan the Company may enter into with respect to the repurchase program. During 2014, the Company repurchased approximately 670,000 shares of Class A common stock at a cost of approximately $39.6 million. During 2013, the Company repurchased approximately 454,000 shares of Class A common stock at a cost of approximately $23.0 million.

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

        Derivative instruments may be designated and accounted for as either a hedge of a recognized asset or liability (fair value hedge) or a hedge of a forecasted transaction (cash flow hedge). For a fair value hedge, both the effective and ineffective portions of the change in fair value of the derivative instrument, along with an adjustment to the carrying amount of the hedged item for fair value changes attributable to the hedged risk, are recognized in earnings. For a cash flow hedge, changes in the fair value of the derivative instrument that are highly effective are deferred in accumulated other comprehensive income or loss until the underlying hedged item is recognized in earnings. There were no cash flow hedges as of December 31, 2014 or December 31, 2013.

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

Shipping and Handling

        Shipping and handling costs included in selling, general and administrative expense amounted to $61.8 million, $61.3 million and $58.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. The 2013 and 2012 shipping and handling costs disclosed have been updated to include handling costs in order to be comparable with the current year.

Research and Development

        Research and development costs included in selling, general, and administrative expense amounted to $22.5 million, $21.5 million and $20.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Basis of Presentation

        Certain amounts in the 2013 and 2012 consolidated financial statements have been reclassified to permit comparison with the 2014 presentation. These reclassifications had no effect on reported results of operations or stockholders' equity.

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

New Accounting Standards

        In January 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-01, "Income Statement—Extraordinary and Unusual Items: Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items". ASU 2015-01 eliminates from U.S. GAAP the concept of extraordinary items as part of its initiative to reduce complexity in accounting standards. ASU 2015-01 is effective in the first quarter of 2016 for public companies with calendar year ends, with early adoption permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The ASU may be applied prospectively or retrospectively to all prior periods presented. The adoption of this guidance is not expected to have a material impact on the Company's financial statements.

        In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-12, "Compensation—Stock Compensation: Accounting for Share Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period". ASU 2014-12 clarifies that performance targets that could be achieved after the requisite period should be treated as performance conditions. Those performance conditions would not be reflected in estimating the grant date fair value of the award, but instead would be accounted for when the achievement of the performance condition becomes probable. ASU 2014-12 is effective in the first quarter of 2016 for public companies with calendar year ends, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company's financial statements.

        In May 2014, FASB issued ASU 2014-09, "Revenue from Contracts with Customers". ASU 2014-09 converges revenue recognition under U.S. GAAP and International Financial Reporting Standards ("IFRS"). For U.S. GAAP, the standard generally eliminates transaction and industry-specific revenue recognition guidance. This includes current guidance on long-term construction-type contracts, software arrangements, real estate sales, telecommunication arrangements, and franchise sales. Under the new standard, revenue is recognized based on a five-step model. ASU 2014-09 is effective in the first quarter of 2017 for public companies with calendar year ends, and early adoption is not permitted for public companies under U.S. GAAP. The Company is assessing the impact of this standard on the Company's financial statements.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(2) Accounting Policies (Continued)

        In April 2014, FASB issued ASU 2014-08, "Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity". ASU 2014-08 will change the definition of discontinued operations and limit discontinued operations presentation to disposals of components representing a strategic shift that will have a major effect on the operations and financial results of the issuer. ASU 2014-08 is effective in the first quarter of 2015 for public companies with calendar year ends, with early adoption permitted. The Company early adopted the ASU in 2014. The adoption of this guidance has not had a material impact on the Company's financial statements.

(3) Discontinued Operations

        On August 1, 2013, the Company completed the sale of all of the outstanding shares of an indirect wholly-owned subsidiary, Watts Insulation GmbH (Austroflex), receiving net cash proceeds of $7.9 million. The Company chose to divest Austroflex because it did not meet performance expectations. The loss after tax on disposal of the business was approximately $2.2 million. Further, during the year ended December 31, 2011, the Company wrote down Austroflex's long- lived assets by $14.8 million. The Company did not have a substantial continuing involvement in Austroflex's operations and cash flows, and therefore Austroflex's results of operations have been presented as discontinued operations for all periods presented.

        On December 21, 2012, the Company completed the sale of all of the outstanding shares of its subsidiary, Flomatic Corporation (Flomatic). The sale excluded the backflow product line of Flomatic, which was retained by the Company. Flomatic Corporation, located in Glens Falls, New York, specialized in manufacturing and selling check valves, foot valves and automatic hydraulic control valves for the well water industry, a product line not core to the Company's business. The Company acquired Flomatic as part of its acquisition of Socla in April 2011. The Company determined that it would not have a substantial continuing involvement in Flomatic's operations and cash flows, and therefore Flomatic's results of operations have been presented as discontinued operations for all periods presented.

        Condensed operating statements for discontinued operations are summarized below:

	Years Ended December 31,
	2013	2012
	(in millions)
Operating income—Flomatic	$—	$1.3
Loss on disposal—Flomatic	—	(3.8)
Operating (loss) income—Austroflex	(0.2)	0.2
Loss on disposal—Austroflex	(2.2)	—
Other	—	1.4

Loss before income taxes	(2.4)	(0.9)
Income tax benefit (expense)	0.1	(1.1)

Loss from discontinued operations, net of taxes	$(2.3)	$(2.0)

        The Company did not recognize a tax benefit on the loss on the disposal of the Flomatic and Austroflex shares, as the Company does not believe it is more likely than not that a tax benefit would be realized.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(3) Discontinued Operations (Continued)

        Revenues reported in discontinued operations are as follows:

	Years Ended December 31,
	2013	2012
	(in millions)
Flomatic revenues	$—	$12.9
Austroflex revenues	9.5	18.2

Total revenues	$9.5	$31.1

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

        A summary of the pre-tax cost by restructuring program is as follows:

	Years Ended December 31,
	2014	2013	2012
	(in millions)
Restructuring costs:
2013 Actions	$3.8	$4.1	$—
Other Actions	11.3	5.9	5.2

Total restructuring charges	15.2	10.0	5.2
Adjustment related to contingent liability reduction	—	(0.2)	(1.0)

Less: amount included in cost of goods sold	—	(1.1)	—

Total restructuring and other charges, net	$15.2	$8.7	$4.2

        The Company recorded pre-tax restructuring charges in its business segments as follows:

	Years Ended December 31,
	2014	2013	2012
	(in millions)
Americas	$2.1	$1.3	$1.3
EMEA	12.1	8.7	3.9
Asia-Pacific	0.2	—	—
Corporate	0.8	—	—

Total	$15.2	$10.0	$5.2

2013 Actions

        On July 30, 2013, the Board of Directors authorized a restructuring program with respect to the Company's EMEA segment to reduce its European manufacturing footprint, improve organizational

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(4) Restructuring and Other Charges, Net (Continued)

and operational efficiency and better align costs with expected revenues in response to changing market conditions. The restructuring program is expected to include a pre-tax charge to earnings totaling approximately $8.1 million, all of which is expected to be recorded through the end of fiscal 2015. In 2014, the total expected costs of the planned actions were reduced from $14.0 million to $8.1 million, primarily related to reduced severance costs and favorable foreign exchange rates with the weakening of the euro. Approximately $1.5 million of expected severance and asset write-down costs that were initially anticipated in the 2013 actions have been included in the 2014 EMEA other actions discussed below. The total 2013 actions charge will include costs for severance benefits, relocation, site clean-up, professional fees and certain asset write-downs. The total net after-tax charge for the restructuring program is expected to be approximately $5.7 million. The net after-tax charges incurred in 2014 and 2013 were $2.7 million and $2.9 million, respectively.

        Details of the Company's 2013 European footprint program reserve for the year ended December 31, 2014 and 2013 are as follows:

Severance
(in millions)
Balance at December 31, 2012	$—
Net pre-tax restructuring charges	4.1
Utilization and foreign currency impact	(2.1)

Balance at December 31, 2013	$2.0
Net pre-tax restructuring charges	3.8
Utilization and foreign currency impact	(4.3)

Balance at December 31, 2014	$1.5

        The following table summarizes total expected, incurred and remaining pre-tax costs for 2013 European restructuring program actions by type, and all attributable to the EMEA reportable segment:

	Severance	Legal and consultancy	Asset write-downs	Facility exit and other	Total
	(in millions)
Expected costs	$7.5	$0.2	$0.2	$0.2	$8.1
Costs incurred—2013	(4.1)	—	—	—	(4.1)
Costs incurred—2014	(3.2)	(0.2)	(0.2)	(0.2)	(3.8)

Remaining costs at December 31, 2014	$0.2	$—	$—	$—	$0.2

Other Actions

        The Company also periodically initiates other actions which are not part of a major program. Total "Other Actions" pre-tax restructuring expense was $11.3 million, $5.9 million and $5.2 million in 2014, 2013 and 2012, respectively.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(4) Restructuring and Other Charges, Net (Continued)

        In the fourth quarter of 2014, management initiated certain restructuring actions and strategic initiatives with respect to the Company's EMEA segment in response to the ongoing economic challenges in Europe and additional product rationalization. The restructuring actions primarily include expected severance benefits and limited costs relating to asset write offs, professional fees and relocation. The total pre-tax charge for these restructuring initiatives is expected to be approximately $9.9 million, of which approximately $6.9 million of pre-tax severance charges were incurred in the fourth quarter of 2014. The remaining expected costs relate to severance, asset write-offs, professional fees and relocation costs and are expected to be completed by the end of the fourth quarter of fiscal 2016.

        The following table summarizes total expected, incurred and remaining pre-tax costs for the EMEA restructuring actions and strategic initiatives which began in the fourth quarter of 2014:

	Severance	Legal and consultancy	Asset write-downs	Facility exit and other	Total
	(in millions)
Expected costs	$8.8	$0.1	$0.9	$0.1	$9.9
Costs incurred—2014	(6.9)	—	—	—	(6.9)

Remaining costs at December 31, 2014	$1.9	$0.1	$0.9	$0.1	$3.0

        In 2014, the Company initiated restructuring activities in the Americas, Asia-Pacific and Corporate to reduce costs through reductions-in-force. Total pre-tax restructuring expense incurred relating to these initiatives was $3.1 million and there are no remaining expected costs.

        In 2013, the Company initiated restructuring activities with respect to the Company's operating facilities in EMEA, which included the relocation and closure of a manufacturing facility in Italy and other relocation initiatives in Europe. Total pre-tax restructuring expense incurred relating to these initiatives was $1.3 million and $4.6 million in 2014 and 2013, respectively, and there are no remaining expected costs. In 2012, the Company initiated restructuring activities in North America and Europe which continued into 2013. The restructuring activities in the Americas included the relocation of certain production activities, which included the closure of a manufacturing site, severance and shutdown costs in North America. $1.3 million of costs were incurred in both 2013 and 2012 relating to these activities and there are no remaining expected costs.

(5) Business Acquisitions and Disposition

AERCO

        On December 1, 2014, the Company completed the acquisition of AERCO in a share purchase transaction. The aggregate purchase price was approximately $272.2 million and was financed from a borrowing under the Company's Credit Agreement. The purchase price includes an estimated working capital adjustment of $7.7 million and is subject to a final post-closing working capital adjustment.

        AERCO is a leading provider of commercial high-efficiency boilers, water heaters and heating solutions in North America. AERCO is based in New York and its products are distributed for commercial and municipal use primarily in North America. AERCO strengthens Watts' strategic vision to expand into heat source products and strengthens the Company's solutions and system offerings.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(5) Business Acquisitions and Disposition (Continued)

        The Company accounted for the transaction as a business combination. The Company completed a purchase price allocation that resulted in the recognition of $174.3 million in goodwill and $102.4 million in intangible assets. Intangible assets consist primarily of customer relationships valued at $78.5 million with estimated lives of 16 years, developed technology valued at $15.8 million with estimated lives of 10 years and trade name valued at $7.4 million with a 20 year life. The goodwill is attributable to the workforce of AERCO and the strategic platform adjacency that will allow Watts to extend its product offerings as a result of the acquisition. Approximately $19.4 million of the goodwill is deductible for tax purposes. The following table summarizes the value of the assets and liabilities acquired (in millions):

Accounts receivable	$16.7
Inventory	16.4
Fixed assets	7.6
Deferred tax assets	8.0
Other assets	7.6
Intangible assets	102.4
Goodwill	174.3
Accounts payable	(6.7)
Accrued expenses and other	(18.1)
Deferred tax liability	(36.0)

Purchase price	$272.2

        The consolidated statement of operations for the year ended December 31, 2014 includes the results of AERCO since the acquisition date and includes $5.3 million of revenues and $(1.4) million of operating loss, which includes acquisition accounting charges of $0.8 million.

Supplemental pro-forma information (unaudited)

        Had the Company completed the acquisition of AERCO at the beginning of 2013, net sales, net income from continuing operations and earnings per share from continuing operations would have been as follows:

	Years Ended
Amounts in millions (except per share information)	December 31, 2014	December 31, 2013
Net sales	$1,610.1	$1,562.8
Net income from continuing operations	$59.7	$63.4
Net income per share:
Basic EPS—continuing operations	$1.69	$1.79
Diluted EPS—continuing operations	$1.69	$1.78

        Net income from continuing operations for the years ended December 31, 2014 and December 31, 2013 was adjusted to include $3.1 million and $3.3 million, respectively, of net interest expense related to the financing and $3.9 million and $4.3 million, respectively, of net amortization expense resulting from the estimated allocation of purchase price to amortizable tangible and intangible assets. Net income from continuing operations for the year ended December 31, 2014 was also adjusted to exclude $3.3 million of net acquisition-related charges and third-party costs.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(5) Business Acquisitions and Disposition (Continued)

tekmar

        On January 31, 2012, the Company completed the acquisition of tekmar in a share purchase transaction. A designer and manufacturer of control systems used in heating, ventilation, and air conditioning applications, tekmar enhances the Company's hydronic systems product offerings in the U.S. and Canada and is part of the Americas segment. The initial purchase price paid was equal to approximately $17.8 million and a contingent liability of $5.1 million was recognized as the estimate of the acquisition date fair value of the earn-out. The Company accounted for the transaction as a business combination. The Company completed a purchase price allocation that resulted in the recognition of $11.7 million in goodwill and $10.1 million in intangible assets. Intangible assets consist primarily of acquired technology with an estimated life of 10 years, distributor relationships with an estimated life of 7 years, and a trade name with an estimated life of 20 years. The goodwill is not deductible for tax purposes. The results of tekmar are not material to the Company's consolidated financial statements. The results of operations for tekmar are included in the Company's Americas segment since acquisition date.

        A portion of the contingent consideration was paid during 2014 and 2013, in the amount of $2.2 million and $1.2 million, respectively, based on performance metrics achieved in 2013 and 2012. The contingent liability was increased by $0.5 million and $1.0 million during the years ended December 31, 2014 and 2013, respectively, based on performance metrics achieved or expected to be achieved. The final payment based on 2014 performance will be made in 2015.

(6) Inventories, net

        Inventories consist of the following:

	December 31,
	2014	2013
	(in millions)
Raw materials	$104.8	$111.3
Work-in-process	16.7	19.1
Finished goods	170.1	179.8

	$291.6	$310.2

        Raw materials, work-in-process and finished goods are net of valuation reserves of $27.3 million and $29.9 million as of December 31, 2014 and 2013, respectively. Finished goods of $16.4 million and $16.7 million as of December 31, 2014 and 2013, respectively, were consigned.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(7) Property, Plant and Equipment

        Property, plant and equipment consist of the following:

	December 31,
	2014	2013
	(in millions)
Land	$13.9	$15.2
Buildings and improvements	160.1	166.3
Machinery and equipment	343.7	353.2
Construction in progress	9.0	4.5

	526.7	539.2
Accumulated depreciation	(323.4)	(319.3)

	$203.3	$219.9

(8) Income Taxes

        The significant components of the Company's deferred income tax liabilities and assets are as follows:

	December 31,
	2014	2013
	(in millions)
Deferred income tax liabilities:
Excess tax over book depreciation	$20.9	$22.4
Intangibles	50.6	28.2
Goodwill	17.2	15.4
Other	4.5	3.8

Total deferred tax liabilities	93.2	69.8
Deferred income tax assets:
Accrued expenses	20.2	21.3
Capital loss carry forward	6.2	6.1
Net operating loss carry forward	12.2	10.9
Inventory reserves	10.8	12.3
Pension—accumulated other comprehensive income	22.7	16.3
Other	6.2	3.7

Total deferred tax assets	78.3	70.6
Less: valuation allowance	(12.5)	(13.1)

Net deferred tax assets	65.8	57.5

Net deferred tax liabilities	$(27.4)	$(12.3)

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(8) Income Taxes (Continued)

        The provision for income taxes from continuing operations is based on the following pre-tax income:

	Years Ended December 31,
	2014	2013	2012
	(in millions)
Domestic	$44.2	$21.6	$27.3
Foreign	38.9	66.2	72.9

	$83.1	$87.8	$100.2

        The provision for income taxes from continuing operations consists of the following:

	Years Ended December 31,
	2014	2013	2012
	(in millions)
Current tax expense:
Federal	$12.8	$12.8	$5.0
Foreign	20.4	19.7	21.5
State	2.7	2.5	1.3

	35.9	35.0	27.8

Deferred tax expense (benefit):
Federal	2.1	(5.0)	4.4
Foreign	(5.2)	(2.3)	(3.5)
State	—	(0.8)	1.1

	(3.1)	(8.1)	2.0

	$32.8	$26.9	$29.8

        Actual income taxes reported from continuing operations are different than would have been computed by applying the federal statutory tax rate to income from continuing operations before income taxes. The reasons for this difference are as follows:

	Years Ended December 31,
	2014	2013	2012
	(in millions)
Computed expected federal income expense	$29.1	$30.8	$35.0
State income taxes, net of federal tax benefit	2.1	1.0	1.5
Foreign tax rate differential	(4.2)	(5.7)	(7.4)
Goodwill impairment	3.2	—	—
Other, net	2.6	0.8	0.7

	$32.8	$26.9	$29.8

        At December 31, 2014, the Company had foreign net operating loss carry forwards of $41.9 million for income tax purposes before considering valuation allowances; $26.4 million of the losses can be carried forward indefinitely, $10.0 million expire in 2020 and $5.5 million expire in 2023. The net

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(8) Income Taxes (Continued)

operating losses consist of $26.4 million related to Austrian operations and $15.5 million to Dutch operations.

        At December 31, 2014, the Company has U.S. capital loss carry forwards of $6.2 million for income tax purposes before considering valuation allowances; $2.6 million expire in 2015, $2.1 million expire in 2016, $1.0 million expire in 2017 and $0.5 million expire in 2018.

        At December 31, 2014 and December 31, 2013, the Company had valuation allowances of $12.5 million and $13.1 million, respectively. At December 31, 2014, $6.2 million relates to U.S. capital losses and $6.3 million relates to Austrian net operating losses. At December 31, 2013, $6.1 million related to U.S. capital losses and $7.0 million related to Austrian net operating losses. Management believes that the ability of the Company to use such losses within the applicable carry forward period does not rise to the level of the more likely than not threshold. The Company does not have a valuation allowance on other deferred tax assets, as management believes that it is more likely than not that the Company will recover the net deferred tax assets. Management believes it is more likely than not that the future reversals of the deferred tax liabilities, together with forecasted income, will be sufficient to fully recover the deferred tax assets.

        Changes enacted in income tax laws had no material effect on the Company in 2014, 2013 or 2012.

        Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $386.0 million at December 31, 2014, $397.2 million at December 31, 2013, and $329.7 million at December 31, 2012. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been recorded thereon. Upon distribution of those earnings, in the form of dividends or otherwise, the Company will be subject to withholding taxes payable to the various foreign countries. Determination of the amount of U.S. income tax liability that would be incurred is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits may be available to reduce some portion of any U.S. income tax liability. Withholding taxes of approximately $12.0 million would be payable upon remittance of all previously unremitted earnings at December 31, 2014.

(9) Accrued Expenses and Other Liabilities

        Accrued expenses and other liabilities consist of the following:

	December 31,
	2014	2013
	(in millions)
Commissions and sales incentives payable	$38.3	$40.5
Product liability and workers' compensation	30.7	33.5
Other	66.1	56.6
Income taxes payable	3.7	4.6

	$138.8	$135.2

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(10) Financing Arrangements

        Long-term debt consists of the following:

	December 31,
	2014	2013
	(in millions)
5.85% notes due April 2016	$225.0	$225.0
5.05% notes due June 2020	75.0	75.0
Line of Credit matures February 2019	275.0	—
Other—consists primarily of European borrowings (at interest rates ranging from 1.1% to 6.0%)	4.7	7.7

	579.7	307.7
Less Current Maturities	1.9	2.2

	$577.8	$305.5

        Principal payments during each of the next five years and thereafter are due as follows (in millions): 2015—$1.9; 2016—$226.3; 2017—$1.4; 2018—$0.1; 2019—$275.0, and thereafter—$75.0.

        The Company maintains letters of credit that guarantee its performance or payment to third parties in accordance with specified terms and conditions. Amounts outstanding were approximately $23.6 million as of December 31, 2014 and December 31, 2013. The Company's letters of credit are primarily associated with insurance coverage and, to a lesser extent, foreign purchases. The Company's letters of credit generally expire within one year of issuance and are drawn down against the revolving credit facility. These instruments may exist or expire without being drawn down. Therefore, they do not necessarily represent future cash flow obligations.

        On February 18, 2014, the Company terminated its prior credit agreement and entered into a new Credit Agreement (the Credit Agreement) among the Company, certain subsidiaries of the Company who become borrowers under the Credit Agreement, JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, and the other lenders referred to therein. The Credit Agreement provides for a $500 million, five-year, senior unsecured revolving credit facility which may be increased by an additional $500 million under certain circumstances and subject to the terms of the Credit Agreement. The Credit Agreement has a sublimit of up to $100 million in letters of credit. Borrowings outstanding under the Credit Agreement bear interest at a fluctuating rate per annum equal to an applicable percentage equal to (i) in the case of Eurocurrency rate loans, the British Bankers Association LIBOR rate plus an applicable percentage, ranging from 0.975% to 1.45%, determined by reference to the Company's consolidated leverage ratio plus, in the case of certain lenders, a mandatory cost calculated in accordance with the terms of the Credit Agreement, or (ii) in the case of base rate loans and swing line loans, the highest of (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such day as announced by JPMorgan Chase Bank, N.A. as its "prime rate," and (c) the British Bankers Association LIBOR rate plus 1.0%, plus an applicable percentage, ranging from 0.00% to 0.45%, determined by reference to the Company's consolidated leverage ratio. In addition to paying interest under the Credit Agreement, the Company is also required to pay certain fees in connection with the credit facility, including, but not limited to, an unused facility fee and letter of credit fees. The Credit Agreement matures on February 18, 2019, subject to extension under certain circumstances and subject to the terms of the Credit Agreement. The Company may repay loans outstanding under the Credit Agreement from time to time without

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(10) Financing Arrangements (Continued)

premium or penalty, other than customary breakage costs, if any, and subject to the terms of the Credit Agreement.

        As of December 31, 2014, the Company was in compliance with all covenants related to the Credit Agreement and had $201.4 million of unused and available credit under the Credit Agreement and $23.6 million of stand-by letters of credit outstanding on the Credit Agreement. The Company had $275 million of borrowings outstanding under the Credit Agreement at December 31, 2014.

        The Credit Agreement imposes various restrictions on the Company and its subsidiaries, including restrictions pertaining to: (i) the incurrence of additional indebtedness, (ii) limitations on liens, (iii) making distributions, dividends and other payments, (iv) mergers, consolidations and acquisitions, (v) dispositions of assets, (vi) the maintenance of certain consolidated leverage ratios and consolidated interest coverage ratios, (vii) transactions with affiliates, (viii) changes to governing documents, and (ix) changes in control.

        On June 18, 2010, the Company entered into a note purchase agreement with certain institutional investors (the 2010 Note Purchase Agreement). Pursuant to the 2010 Note Purchase Agreement, the Company issued senior notes of $75.0 million in principal, due June 18, 2020. The Company will pay interest on the outstanding balance of the Notes at the rate of 5.05% per annum, payable semi-annually on June 18th and December 18th until the principal on the Notes shall become due and payable. The Company may, at its option, upon notice, and subject to the terms of the 2010 Note Purchase Agreement, prepay at any time all or part of the Notes in an amount not less than $1.0 million by paying the principal amount plus a make-whole amount, which is dependent upon the yield of respective U.S. Treasury securities. The 2010 Note Purchase Agreement includes operational and financial covenants, with which the Company is required to comply, including, among others, maintenance of certain financial ratios and restrictions on additional indebtedness, liens and dispositions. As of December 31, 2014, the Company was in compliance with all covenants related to the 2010 Note Purchase Agreement.

        On April 27, 2006, the Company completed a private placement of $225.0 million of 5.85% senior unsecured notes due April 2016 (the 2006 Note Purchase Agreement). The 2006 Note Purchase Agreement includes operational and financial covenants, with which the Company is required to comply, including, among others, maintenance of certain financial ratios and restrictions on additional indebtedness, liens and dispositions. Events of default under the 2006 Note Purchase Agreement include failure to comply with its financial and operational covenants, as well as bankruptcy and other insolvency events. The Company may, at its option, upon notice to the note holders, prepay at any time all or part of the Notes in an amount not less than $1.0 million by paying the principal amount plus a make-whole amount, which is dependent upon the yield of respective U.S. Treasury securities. As of December 31, 2014, the Company was in compliance with all covenants related to the 2006 Note Purchase Agreement. The payment of interest on the senior unsecured notes is due semi-annually on April 30th and October 30th of each year.

        On May 15, 2003, the Company completed a private placement of $125.0 million of senior unsecured notes consisting of $50.0 million principal amount of 4.87% senior notes due 2010 and $75.0 million principal amount of 5.47% senior notes due May 2013. In May 2010, the Company repaid $50.0 million in principal of 4.87% senior notes due upon maturity. During the period ended June 30, 2013, the Company repaid with available cash the $75.0 million of unsecured senior notes that matured on May 15, 2013.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(11) Common Stock

        The Class A common stock and Class B common stock have equal dividend and liquidation rights. Each share of the Company's Class A common stock is entitled to one vote on all matters submitted to stockholders, and each share of Class B common stock is entitled to ten votes on all such matters. Shares of Class B common stock are convertible into shares of Class A common stock, on a one-to-one basis, at the option of the holder. As of December 31, 2014, the Company had reserved a total of 28,552,065 of Class A common stock for issuance under its stock-based compensation plans and 6,479,290 shares for conversion of Class B common stock to Class A common stock.

        On April 30, 2013, the Board of Directors authorized the repurchase of up to $90 million of the Company's Class A common stock from time to time on the open market or in privately negotiated transactions. The timing and number of any shares repurchased will be determined by the Company's management based on its evaluation of market conditions. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The repurchase program may be suspended or discontinued at any time, subject to the terms of any Rule 10b5-1 plan the Company may enter into with respect to the repurchase program. During 2014, the Company repurchased approximately 670,000 shares of Class A common stock at a cost of approximately $39.6 million. During 2013, the Company repurchased approximately 454,000 shares of Class A common stock at a cost of approximately $23.0 million.

        On May 16, 2012, the Board of Directors authorized a stock repurchase program of up to two million shares of the Company's Class A common stock. The stock repurchase program was completed in July 2012, as the Company repurchased the entire two million shares of Class A common stock at a cost of approximately $65.8 million.

(12) Stock-Based Compensation

        As of December 31, 2014, the Company maintains one stock incentive plan, the Second Amended and Restated 2004 Stock Incentive Plan (the "2004 Stock Incentive Plan"). Under this plan, key employees have been granted nonqualified stock options to purchase the Company's Class A common stock. Options typically become exercisable over a four-year period at the rate of 25% per year and expire ten years after the grant date. However, most options granted in 2014 become exercisable over a three-year period at a rate of one-third per year. Options granted under the plan may have exercise prices of not less than 100% of the fair market value of the Class A common stock on the date of grant. The Company's current practice is to grant all options at fair market value on the grant date. At December 31, 2014, 1,706,591 shares of Class A common stock were authorized for future grants of new equity awards under the Company's 2004 Stock Incentive Plan.

        The Company grants shares of restricted stock and deferred shares to key employees and stock awards to non-employee members of the Company's Board of Directors under the 2004 Stock Incentive Plan. Stock awards to non-employee members of the Company's Board of Directors vest immediately. Employees' restricted stock awards and deferred shares typically vest over a three-year period at the rate of one-third per year, except that most restricted stock awards and deferred shares granted in 2014 vest over a two-year period at the rate of 50% per year.

        Beginning in 2014, the Company granted performance stock units to key employees under the 2004 Stock Incentive Plan. Performance stock units cliff vest at the end of a three-year performance period. Upon vesting, the number of shares of the Company's Class A common stock awarded to each performance stock unit recipient will be determined based on the Company's attainment of certain

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(12) Stock-Based Compensation (Continued)

performance goals set at the time the performance stock units were granted. The performance goals for the 2014 performance stock units are based on the compound annual growth rate of the Company's revenue over the three-year performance period and the Company's return on invested capital ("ROIC") for the third year of the performance period. The performance period for the 2014 performance stock units is January 1, 2014 through December 31, 2016. The 2014 performance stock units also provide an overall minimum ROIC threshold, which the Company must exceed in order for any shares of the Company's Class A common stock to be earned. The number of shares of Class A common stock that may be earned by a performance stock unit recipient ranges from 0% to 200% of a target number of shares designated for each recipient at the time of grant. The performance stock units are amortized to expense over the vesting period based on the Company's expected performance relative to the performance goals. If such goals are not met, no awards are earned and previously recognized compensation expense is reversed.

        The Company also has a Management Stock Purchase Plan that allows for the granting of restricted stock units (RSUs) to key employees. On an annual basis, key employees may elect to receive a portion of their annual incentive compensation in RSUs instead of cash. Each RSU provides the key employee with the right to purchase a share of Class A common stock at 67% of the fair market value on the date of grant. RSUs vest either annually over a three- year period from the grant date or upon the third anniversary of the grant date and receipt of the shares underlying RSUs is deferred for a minimum of three years or such greater number of years as is chosen by the employee. An aggregate of 2,000,000 shares of Class A common stock may be issued under the Management Stock Purchase Plan. At December 31, 2014, 913,526 shares of Class A common stock were authorized for future grants under the Company's Management Stock Purchase Plan.

2004 Stock Incentive Plan

        At December 31, 2014, total unrecognized compensation cost related to the unvested stock options was approximately $5.6 million with a total weighted average remaining term of 2.2 years. For 2014, 2013 and 2012, the Company recognized compensation cost of $2.6 million, $3.8 million and $2.7 million, respectively.

        The following is a summary of stock option activity and related information:

	Years Ended December 31,
	2014			2013		2012
	Options	Weighted Average Exercise Price	Weighted Average Intrinsic Value	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
	(Options in thousands)
Outstanding at beginning of year	1,029	$41.66		1,064	$33.37	1,272	$30.43
Granted	114	57.58		379	54.78	415	37.67
Cancelled/Forfeitures	(306)	44.19		(53)	36.97	(33)	31.18
Exercised	(342)	36.48		(361)	31.73	(590)	30.19

Outstanding at end of year	495	$47.34	$16.10	1,029	$41.66	1,064	$33.37

Exercisable at end of year	128	$40.04	$23.40	249	$32.35	360	$30.91

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(12) Stock-Based Compensation (Continued)

        As of December 31, 2014, the aggregate intrinsic value of exercisable options was approximately $3.0 million, representing the total pre-tax intrinsic value, based on the Company's closing Class A common stock price of $63.44 as of December 31, 2014, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised for 2014, 2013 and 2012 was approximately $8.2 million, $7.4 million and $5.7 million, respectively.

        Upon exercise of options, the Company issues shares of Class A common stock.

        The following table summarizes information about options outstanding at December 31, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(Options in thousands)
$26.34–$37.41	191	6.81	$34.40	85	$33.08
$40.17–$47.21	14	2.49	43.38	4	42.13
$54.76–$54.76	160	8.28	54.76	31	54.76
$57.47–$60.10	130	9.39	57.68	8	57.95

	495	7.84	$47.34	128	$40.04

        The fair value of each option granted under the 2004 Stock Incentive Plan is estimated on the date of grant, using the Black-Scholes-Merton Model, based on the following weighted average assumptions:

	Years Ended December 31,
	2014	2013	2012
Expected life (years)	6.0	6.0	6.0
Expected stock price volatility	37.5%	40.3%	41.2%
Expected dividend yield	1.0%	1.0%	1.2%
Risk-free interest rate	1.9%	1.7%	0.9%

        The risk-free interest rate is based upon the U.S. Treasury yield curve at the time of grant for the respective expected life of the option. The expected life (estimated period of time outstanding) of options and volatility were calculated using historical data. The expected dividend yield of stock is the Company's best estimate of the expected future dividend yield.

        The above assumptions were used to determine the weighted average grant-date fair value of stock options of $20.04, $20.30 and $13.49 for the years ended December 31, 2014, 2013 and 2012, respectively.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(12) Stock-Based Compensation (Continued)

        The following is a summary of unvested restricted stock and deferred shares activity and related information:

	Years Ended December 31,
	2014		2013		2012
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Unvested at beginning of year	260	$45.58	237	$35.45	153	$30.33
Granted	151	56.79	142	54.80	170	37.62
Cancelled/Forfeitures	(95)	46.83	(16)	37.44	(8)	30.66
Vested	(102)	44.87	(103)	35.25	(78)	30.61

Unvested at end of year	214	$53.74	260	$45.58	237	$35.45

        The total fair value of shares vested during 2014, 2013 and 2012 was $5.9 million, $5.6 million and $2.5 million, respectively. At December 31, 2014, total unrecognized compensation cost related to unvested restricted stock and deferred shares was approximately $9.0 million with a total weighted average remaining term of 1.7 years. For 2014, 2013 and 2012, the Company recognized compensation costs of $4.8 million, $5.1 million and $3.1 million, respectively.

        The aggregate intrinsic value of restricted stock and deferred shares granted and outstanding approximated $12.2 million representing the total pre-tax intrinsic value based on the Company's closing Class A common stock price of $63.44 as of December 31, 2014.

        The following is a summary of unvested performance share award activity and related information:

	Year Ended December 31, 2014
	Shares	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Unvested at beginning of year	—
Granted	117	$57.02
Cancelled/Forfeitures	(10)	57.47
Vested	—

Unvested at end of year	107	$56.97

        At December 31, 2014, total unrecognized compensation cost related to unvested performance shares was approximately $5.0 million with a total weighted average remaining term of 2.0 years. For 2014, the Company recognized compensation costs of $0.7 million.

        The aggregate intrinsic value of performance shares granted and outstanding approximated $0.7 million representing the total pre-tax intrinsic value based on the Company's closing Class A common stock price of $63.44 as of December 31, 2014.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(12) Stock-Based Compensation (Continued)

Management Stock Purchase Plan

        Total unrecognized compensation cost related to unvested RSUs was approximately $0.6 million at December 31, 2014 with a total weighted average remaining term of 1.4 years. For 2014, 2013 and 2012 the Company recognized compensation cost of $0.5 million, $0.7 million and $0.8 million, respectively. Dividends declared for RSUs, that are paid to individuals, that remain unpaid at December 31, 2014 total approximately $0.1 million.

        A summary of the Company's RSU activity and related information is shown in the following table:

	Years Ended December 31,
	2014			2013		2012
	RSUs	Weighted Average Purchase Price	Weighted Average Intrinsic Value	RSUs	Weighted Average Purchase Price	RSUs	Weighted Average Purchase Price
	(RSU's in thousands)
Outstanding at beginning of period	132	$27.46		196	$22.88	392	$18.74
Granted	31	40.27		45	31.63	64
Cancelled/Forfeitures	(32)	31.58		(14)	28.35	(110)
Settled	(51)	25.41		(95)	19.19	(150)

Outstanding at end of period	80	$32.08	$31.36	132	$27.46	196	$22.88

Vested at end of period	31	$27.96	$35.48	42	$25.30	81	$20.36

        As of December 31, 2014, the aggregate intrinsic values of outstanding and vested RSUs were approximately $2.5 million and $1.1 million, respectively, representing the total pre-tax intrinsic value, based on the Company's closing Class A common stock price of $63.44 as of December 31, 2014, which would have been received by the RSUs holders had all RSUs settled as of that date. The total intrinsic value of RSUs settled for 2014, 2013 and 2012 was approximately $1.7 million, $2.8 million and $3.8 million, respectively. Upon settlement of RSUs, the Company issues shares of Class A common stock.

        The following table summarizes information about RSUs outstanding at December 31, 2014:

	RSUs Outstanding		RSUs Vested
Range of Purchase Prices	Number Outstanding	Weighted Average Purchase Price	Number Vested	Weighted Average Purchase Price
	(RSUs in thousands)
$13.25–$19.87	1	$19.87	1	$19.87
$25.15–$26.51	28	26.45	20	26.42
$31.63–$40.27	51	35.45	10	31.63

	80	$32.08	31	$27.96

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(12) Stock-Based Compensation (Continued)

        The fair value of each share issued under the Management Stock Purchase Plan is estimated on the date of grant, using the Black-Scholes-Merton Model, based on the following weighted average assumptions:

	Years Ended December 31,
	2014	2013	2012
Expected life (years)	3.0	3.0	3.0
Expected stock price volatility	31.2%	34.1%	38.3%
Expected dividend yield	0.9%	0.9%	1.1%
Risk-free interest rate	0.7%	0.4%	0.4%

        The risk-free interest rate is based upon the U.S. Treasury yield curve at the time of grant for the respective expected life of the RSUs. The expected life (estimated period of time outstanding) of RSUs and volatility were calculated using historical data. The expected dividend yield of stock is the Company's best estimate of the expected future dividend yield.

        The above assumptions were used to determine the weighted average grant-date fair value of RSUs granted of $22.57, $18.05 and $15.68 during 2014, 2013 and 2012, respectively.

        The Company distributed dividends of $0.58 per share for 2014, $0.50 per share for 2013, and $0.44 per share for 2012, respectively, on the Company's Class A common stock and Class B common stock.

(13) Employee Benefit Plans

        For the majority of its U.S. employees, the Company sponsors a funded non-contributing defined benefit pension plan, the Watts Water Technologies, Inc. Pension Plan (the "Pension Plan"), and an unfunded non-contributing defined benefit pension plan, the Watts Water Technologies, Inc. Supplemental Employees Retirement Plan (the "SERP"). Benefits are based primarily on years of service and employees' compensation. The funding policy of the Company for these plans is to contribute an annual amount that does not exceed the maximum amount that can be deducted for federal income tax purposes. On October 31, 2011, the Company's Board of Directors voted to cease accruals effective December 31, 2011 under both the Company's Pension Plan and the SERP. On April 28, 2014, the Company's Board of Directors voted to terminate the Company's Pension Plan and the SERP.

        The Pension Plan was terminated effective July 31, 2014. Distribution of plan assets pursuant to the termination will not be made until the plan termination satisfies the regulatory requirements prescribed by the Internal Revenue Service (IRS) and the Pension Benefit Guaranty Corporation, which is expected to occur in late 2015. The SERP was terminated effective May 15, 2014. The Company will settle all liabilities under the SERP in accordance with Section 409A of the Internal Revenue Code by paying lump sums to plan participants at least twelve and no more than twenty four months following the termination date. The Board of Directors authorized the Company to make such contributions to the Pension Plan and SERP as may be necessary to make the plans sufficient to settle all plan liabilities.

        The Company expects the distributions for the two plans to be completed by December 31, 2015. Except for retirees receiving payments under the Pension Plan (or "in pay status"), participants in the Pension Plan will have the choice of receiving either a single lump sum payment or an annuity. Retirees

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(13) Employee Benefit Plans (Continued)

in pay status will continue to receive payments of their pension plan benefits pursuant to their current annuity elections. The Company plans to purchase annuity contracts from an insurance company for all retirees and participants that choose annuities as a payment option under the Pension Plan. All participants under the SERP will be paid a lump sum. The lump sum payments paid to participants will represent the actuarial equivalent value of the participants' remaining accrued benefits under the Pension Plan and SERP as of the applicable distribution dates, calculated in accordance with the terms of the plans and based on the participants' ages on the distribution dates.

        During the third quarter ended September 28, 2014, the Company remeasured its pension liability and net loss in accumulated other comprehensive income to reflect the plan termination basis for both the Pension Plan and SERP. As a result, the pension liability increased $17.1 million and the net loss increased by $10.5 million, net of tax benefits of $6.6 million. During the fourth quarter ended December 31, 2014, the annual valuation of the plans resulted in a $0.7 million increase in the pension liability and the net loss increased by $0.4 million, net of tax benefits of $0.3 million.

        The funded status of the defined benefit plans and amounts recognized in the consolidated balance sheets are as follows:

	December 31,
	2014	2013
	(in millions)
Change in projected benefit obligation
Balance at beginning of the year	$126.3	$138.0
Service cost	0.7	0.5
Administration costs paid	(1.5)	(0.8)
Interest cost	5.9	5.4
Actuarial loss (gain)	32.6	(12.5)
Benefits paid	(5.1)	(4.3)

Balance at end of year	$158.9	$126.3

Change in fair value of plan assets
Balance at beginning of the year	$103.7	$115.8
Actual gain (loss) on assets	21.1	(7.7)
Employer contributions	0.7	0.7
Administration costs paid	(1.5)	(0.8)
Benefits paid	(5.1)	(4.3)

Fair value of plan assets at end of the year	$118.9	$103.7

Funded status at end of year	$(40.0)	$(22.6)

        Amounts recognized in the consolidated balance sheets are as follows:

	December 31,
	2014	2013
	(in millions)
Current liabilities	$(40.0)	$(0.6)
Noncurrent liabilities	—	(22.0)

Net amount recognized	$(40.0)	$(22.6)

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(13) Employee Benefit Plans (Continued)

        Amounts recognized in accumulated other comprehensive income consist of:

	December 31,
	2014	2013
	(in millions)
Net actuarial loss recognized	$58.9	$42.2

        Information for pension plans with an accumulated benefit obligation in excess of plan assets are as follows:

	December 31,
	2014	2013
	(in millions)
Projected benefit obligation	$158.9	$126.3
Accumulated benefit obligation	$158.9	$126.3
Fair value of plan assets	$118.9	$103.7

        The components of net periodic benefit cost are as follows:

	Years Ended December 31,
	2014	2013	2012
	(in millions)
Service cost—benefits earned	$0.7	$0.5	$0.6
Interest costs on benefits obligation	5.9	5.4	5.7
Expected return on assets	(6.3)	(6.8)	(6.9)
Net actuarial loss amortization	1.2	1.0	0.6

Net periodic benefit cost	$1.5	$0.1	$—

        For fiscal year 2015, the estimated net actuarial loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost is $1.5 million.

        Assumptions:

        Weighted-average assumptions used to determine benefit obligations:

	December 31,
	2014	2013
Discount rate	3.5%	4.9%

        Weighted-average assumptions used to determine net periodic benefit costs:

	Years Ended December 31,
	2014	2013	2012
Discount rate	4.9%	4.0%	4.8%
Long-term rate of return on assets	6.0%	6.0%	6.50%

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

Plan assets

        The Company's written Retirement Plan Investment Policy sets forth the investment policy, objectives and constraints of the Watts Water Technologies, Inc. Pension Plan. This Retirement Plan Investment Policy, set forth by the Pension Plan Committee, defines general investment principles and directs investment management policy, addressing preservation of capital, risk aversion and adherence to investment discipline. Investment managers are to make a reasonable effort to control risk and are evaluated twice a year against commonly accepted benchmarks to ensure that the risk assumed is commensurate with the given investment style and objectives.

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

        Specific guidelines regarding allocation of assets are followed using a liability driven investment (LDI) strategy. Under an LDI strategy, investments are made based on the expected cash flows required to fund the pension plan's liabilities. This cash flow matching technique requires a plan's asset allocation to be heavily weighted toward fixed income securities. The Company's current allocation target is 95% fixed income and 5% equities and other investments in anticipation of the expected termination of the plan in 2015. Investment performance is monitored on a regular basis and investments are re-allocated to stay within specific guidelines. The securities of any one company or government agency should not exceed 10% of the total fund, and no more than 20% of the total fund should be invested in any one industry. Individual treasury securities may represent 50% of the total fund, while the total allocation to treasury bonds and notes may represent up to 100% of the Plan's aggregate bond position.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(13) Employee Benefit Plans (Continued)

        The weighted average asset allocations by asset category are as follows:

	December 31,
Asset Category	2014	2013
Equity securities	4.2%	9.4%
Debt securities	94.0	85.1
Other	1.8	5.5

Total	100.0%	100.0%

        The following table presents the investments in the pension plan measured at fair value at December 31, 2014 and 2013:

	December 31, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Money market funds	$2.0	$—	$—	$2.0	$2.0	$—	$—	$2.0
Equity securities
U.S. equity securities(a)	3.2	—	—	3.2	7.6	—	—	7.6
Non-U.S. equity securities(a)	1.2	—	—	1.2	1.3	—	—	1.3
Other equity securities(b)	0.5	—	—	0.5	0.7	—	—	0.7
Debt securities
U.S. government	—	—	—	—	16.5	—	—	16.5
U.S. and non-U.S. corporate(c)	—	110.7	—	110.7	—	70.9	—	70.9
Other investments(d)	1.3	—	—	1.3	4.7	—	—	4.7

Total investments	$8.2	$110.7	$—	$118.9	$32.8	$70.9	$—	$103.7

(a)
Includes investments in common stock from diverse industries

(b)
Includes investments in index and exchange-traded funds

(c)
Includes investment grade bonds from diverse industries

(d)
Includes investments in real estate investment funds, exchange-traded funds, commodity mutual funds and accrued interest

Cash flows

        The information related to the Company's pension funds cash flow is as follows:

	December 31,
	2014	2013
	(in millions)
Employer Contributions	$0.7	$0.7
Benefit Payments	$5.1	$4.3

        The Company expects to contribute approximately $42.6 million in 2015 for the Pension Plan and SERP in order to fully fund and settle the plans. The expected contribution considers the expected shortfall based on a plan termination basis as of December 31, 2015. The expected contribution is

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(13) Employee Benefit Plans (Continued)

subject to change based on the distribution date, fair value of the plan assets at distribution, market interest rates and annuity purchase rates at distribution, demographic experience after 2014 and elected forms of payment.

        Expected benefit payments to be paid by the pension plans are as follows:

	(in millions)
During fiscal year ending December 31, 2015	$164.4	(1)
During fiscal year ending December 31, 2016	N/A	(1)
During fiscal year ending December 31, 2017	N/A	(1)
During fiscal year ending December 31, 2018	N/A	(1)
During fiscal year ending December 31, 2019	N/A	(1)
During fiscal years ending December 31, 2020 through December 31, 2021	N/A	(1)

(1)
Benefits under the Pension Plan and the SERP are expected to be distributed by December 31, 2015.

        Additionally, all of the Company's domestic employees are eligible to participate in the Company's 401(k) savings plan. Effective January 1, 2012, the Company provides a base contribution of 2% of an employee's salary, regardless of whether the employee participates in the plan. Further, the Company matches the contribution of up to 100% of the first 4% of an employee's contribution. The Company's match contribution for the years ended December 31, 2014, 2013 and 2012, were $4.4 million, $4.2 million, and $4.0 million, respectively. Charges for EMEA pension plans approximated $5.5 million, $5.8 million and $6.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. These costs relate to plans administered by certain European subsidiaries, with benefits calculated according to government requirements and paid out to employees upon retirement or change of employment.

        The Company entered into a Supplemental Compensation Agreement (the Agreement) with Timothy P. Horne on September 1, 1996. Per the Agreement, upon ceasing to be an employee of the Company, Mr. Horne must make himself available, as requested by the Board, to work a minimum of 300 but not more than 500 hours per year as a consultant in return for certain annual compensation as long as he is physically able to do so. Mr. Horne retired effective December 31, 2002, and therefore the Supplemental Compensation period began on January 1, 2003. If Mr. Horne complies with the consulting provisions of the agreement above, he shall receive supplemental compensation on an annual basis, subject to cost of living increases each year, in exchange for the services performed, as long as he is physically able to do so. The payment for consulting services provided by Mr. Horne will be expensed as incurred by the Company. Mr. Horne received payments of $0.6 million during each of 2014, 2013 and 2012. In the event of physical disability, Mr. Horne will continue to receive this payment annually. In accordance with Generally Accepted Accounting Principles (GAAP), the Company accrues for the future post-retirement disability benefits over the period from January 1, 2003, to the time in which Mr. Horne becomes physically unable to perform his consulting services (the period in which the disability benefits are earned). Mr. Horne is still active as a consultant in accordance with the terms of the Agreement.

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

        As of December 31, 2014, the Company estimates that the aggregate amount of reasonably possible loss in excess of the amount accrued for its legal contingencies is approximately $5.8 million pre-tax. With respect to the estimate of reasonably possible loss, management has estimated the upper end of the range of reasonably possible loss based on (i) the amount of money damages claimed, where applicable, (ii) the allegations and factual development to date, (iii) available defenses based on the allegations, and/or (iv) other potentially liable parties. This estimate is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimate will change from time to time, and actual results may vary significantly from the current estimate. In the event of an unfavorable outcome in one or more of the matters described below, the ultimate liability may be in excess of amounts currently accrued, if any, and may be material to the Company's operating results or cash flows for a particular quarterly or annual period. However, based on information currently known to it, management believes that the ultimate outcome of all matters, as they are resolved over time, is not likely to have a material adverse effect on the financial condition of the Company, though the outcome could be material to the Company's operating results for any particular period depending, in part, upon the operating results for such period.

Connector Class Actions

        In November and December 2014, Watts Water Technologies, Inc. and Watts Regulator Co. were named as defendants in three separate putative nationwide class action complaints (Meyers v. Watts Water Technologies, Inc., United States District Court for the Southern District of Ohio; Ponzo v. Watts Regulator Co., United States District Court for the District of Massachusetts; Sharp v. Watts

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(14) Contingencies and Environmental Remediation (Continued)

Regulator Co., United States District Court for the District of Massachusetts) seeking to recover damages and other relief based on the alleged failure of water heater connectors. The complaints seek among other items, damages in an unspecified amount, replacement costs, injunctive relief, declaratory relief, and attorneys' fees and costs.

        In February 2015, Watts Water Technologies, Inc. and Watts Regulator Co. were named as defendants in a putative nationwide class action complaint (Klug v. Watts Water Technologies, Inc., et al., United States District Court for the District of Nebraska) seeking to recover damages and other relief based on the alleged failure of floodsafe connectors. The complaint seeks among other items, damages in an unspecified amount, injunctive relief, declaratory relief, and attorneys' fees and costs.

        The Company is unable to estimate a range of reasonably possible loss for the above matters in which damages have not been specified because: (i) the proceedings are in the early stages; (ii) there is uncertainty as to the likelihood of a class being certified or the ultimate size of the class; (iii) there is uncertainty as to the resolution of certain legal and procedural motions; (iv) there are significant factual issues to be resolved; and (v) there are novel legal issues presented.

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

        On December 12, 2013, the Company reached an agreement in principle to settle all claims. The total settlement amount was $23.0 million, of which the Company was responsible for $14.0 million after insurance proceeds of $9.0 million. On July 18, 2014, the Court granted final approval of the class settlement at a fairness hearing, and issued a subsequent written order formalizing the approval on August 5, 2014. No appeal was taken, and the order became final on September 4, 2014. The litigation is now terminated.

        During the fourth quarter of 2013, the Company recorded a liability of $22.6 million related to the Trabakoolas matter, of which $12.7 million was included in current liabilities and $9.9 million in other noncurrent liabilities. In addition, a $9.0 million receivable was recorded in current assets related to insurance proceeds due under a separate settlement agreement. The liability was reduced by $13.8 million for payments related to notice and claims administration, plaintiff attorneys' fees and partial funding of the settlement amount made during the twelve months ended December 31, 2014. The $9.0 million receivable for insurance proceeds was received as of September 28, 2014. The remaining liability of $8.8 million as of December 31, 2014 will be paid in equal annual installments over four years.

Product Liability

        The Company is subject to a variety of potential liabilities in connection with product liability cases. The Company maintains high-deductible product liability and other insurance coverage, which the Company believes to be generally in accordance with industry practices. For product liability cases in the U.S., management establishes its product liability accrual, which includes legal costs associated with accrued claims, by utilizing third-party actuarial valuations which incorporate historical trend factors and the Company's specific claims experience derived from loss reports provided by third-party administrators. The product liability accrual is established net of any applicable insurance coverage.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(14) Contingencies and Environmental Remediation (Continued)

Changes in the nature of product liability claims or the actual settlement amounts could affect the adequacy of the estimates and require changes to the provisions. Because the liability is an estimate, the ultimate liability may be more or less than reported.

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

Asbestos Litigation

        The Company is defending approximately 240 lawsuits in different jurisdictions, alleging injury or death as a result of exposure to asbestos. The complaints in these cases typically name a large number of defendants and do not identify any particular Company products as a source of asbestos exposure. To date, discovery has failed to yield evidence of substantial exposure to any Company products and no judgments have been entered against the Company.

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

        The fair value of the Company's 5.85% senior notes due 2016 and 5.05% senior notes due 2020 is based on quoted market prices of similar notes (level 2). The fair value of the Company's borrowings outstanding under the Credit Agreement and the Company's variable rate debt approximates its carrying value. The carrying amount and the estimated fair market value of the Company's long-term debt, including the current portion, are as follows:

	December 31,
	2014	2013
	(in millions)
Carrying amount	$579.7	$307.7
Estimated fair value	$599.3	$333.4

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(15) Financial Instruments (Continued)

Financial Instruments

        The Company measures certain financial assets and liabilities at fair value on a recurring basis, including foreign currency derivatives, deferred compensation plan assets and related liability. There are no cash flow hedges as of December 31, 2014. The fair value of these certain financial assets and liabilities were determined using the following inputs at December 31, 2014 and 2013:

	Fair Value Measurements at December 31, 2014 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Assets
Plan asset for deferred compensation(1)	$4.0	$4.0	$—	$—

Total assets	$4.0	$4.0	$—	$—

Liabilities
Plan liability for deferred compensation(2)	$4.0	$4.0	$—	$—
Contingent consideration(3)	2.5	—	—	2.5

Total liabilities	$6.5	$4.0	$—	$2.5

	Fair Value Measurements at December 31, 2013 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Assets
Plan asset for deferred compensation(1)	$4.6	$4.6	$—	$—

Total assets	$4.6	$4.6	$—	$—

Liabilities
Plan liability for deferred compensation(2)	$4.6	$4.6	$—	$—
Contingent consideration(3)	4.4	—	—	4.4

Total liabilities	$9.0	$4.6	$—	$4.4

(1)
Included on the Company's consolidated balance sheet in other assets (other, net).

(2)
Included on the Company's consolidated balance sheet in accrued compensation and benefits.

(3)
Included on the Company's consolidated balance sheet in accrued expenses and other liabilities as of December 31, 2014 and in other noncurrent liabilities and accrued expenses and other liabilities as of December 31, 2013.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(15) Financial Instruments (Continued)

        The table below provides a summary of the changes in fair value of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period December 31, 2013 to December 31, 2014.

			Total realized and unrealized (gains) losses included in:
	Balance December 31, 2013	Settlements	Net earnings adjustments	Comprehensive income	Balance December 31, 2014
	(in millions)
Contingent consideration	$4.4	$(2.2)	$0.5	$(0.2)	$2.5

        In connection with the tekmar Control Systems acquisition in 2012, a contingent liability of $5.1 million was recognized as the estimate of the acquisition date fair value of the contingent consideration. This liability was classified as Level 3 under the fair value hierarchy as it was based on the probability of achievement of a future performance metric as of the date of the acquisition, which was not observable in the market. Failure to meet the performance metrics would reduce this liability to zero; while complete achievement would increase this liability to the full remaining purchase price of $8.2 million. The contingent liability was increased by $0.5 million during 2014 and by $1.0 million during 2013 based on revised estimates of the fair value of the contingent consideration. Portions of the contingent consideration were paid out during the first quarter of 2014 and the second quarter of 2013, in the amount of $2.2 million and $1.2 million, respectively, based on performance metrics achieved. The earnout will be completed based on fiscal year 2014 earnings and final payment made in 2015.

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

        The Company has exposure to a number of foreign currency rates, including the Canadian dollar, the euro, the Chinese yuan and the British pound. To manage this risk, the Company generally uses a layering methodology whereby at the end of any quarter, the Company has generally entered into forward exchange contracts which hedge approximately 50% of the projected intercompany purchase transactions for the next twelve months. The Company primarily uses this strategy for the purchases between Canada and the U.S. The average volume of contracts can vary but generally approximates $0 to $10.0 million in open contracts at the end of any given quarter. At December 31, 2014, the Company did not have any open forward exchange contracts. At December 31, 2013, the Company had contracts for notional amounts aggregating approximately $1.0 million. The Company accounts for the forward exchange contracts as an economic hedge and has elected not to designate its derivative instruments as

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(15) Financial Instruments (Continued)

hedging instruments. Realized and unrealized gains and losses on the contracts are recognized in other (income) expense in the consolidated statement of operations. These contracts do not subject the Company to significant market risk from exchange movement because they primarily offset gains and losses on the related foreign currency denominated transactions.

        The Company recorded income of approximately $0 in 2014 and $0.1 million in both 2013 and 2012 to other expense (income), net in the consolidated statement of operations from the impact of derivative instruments.

Leases

        The Company leases certain manufacturing facilities, sales offices, warehouses, and equipment. Generally, the leases carry renewal provisions and require the Company to pay maintenance costs. Future minimum lease payments under capital leases and non-cancelable operating leases as of December 31, 2014 are as follows:

	Capital Leases	Operating Leases
	(in millions)
2015	$1.3	$9.4
2016	1.3	7.0
2017	1.3	4.9
2018	1.2	2.9
2019	1.2	2.2
Thereafter	1.4	6.8

Total	$7.7	$33.2

Less amount representing interest (at rates ranging from 4.3% to 7.0%)	0.5

Present value of net minimum capital lease payments	7.2
Less current installments of obligations under capital leases	1.2

Obligations under capital leases, excluding current installments	$6.0

        Carrying amounts of assets under capital lease include:

	December 31,
	2014	2013
	(in millions)
Buildings	$15.4	$17.5
Machinery and equipment	1.7	1.8

	17.1	19.3
Less accumulated depreciation	(5.0)	(5.1)

	$12.1	$14.2

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

        As of January 1, 2014, the Company began allocating certain expenses to its three operating segments that had previously been recorded as Corporate expenses. These expenses primarily include stock compensation, legal expenses and audit expenses that are directly attributable to and benefit the three operating segments. The 2013 and 2012 results have been retrospectively revised for comparative purposes.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(16) Segment Information (Continued)

        The following is a summary of the Company's significant accounts and balances by segment, reconciled to its consolidated totals:

	Years Ended December 31,
	2014	2013	2012
	(in millions)
Net Sales
Americas	$926.8	$878.5	$835.0
EMEA	546.4	562.2	565.6
Asia-Pacific	40.5	32.8	26.8

Consolidated net sales	$1,513.7	$1,473.5	$1,427.4

Operating income (loss)
Americas	$110.3	$84.0	$90.7
EMEA	37.5	46.9	52.5
Asia-Pacific	(6.5)	9.7	6.5

Subtotal reportable segments	141.3	140.6	149.7
Corporate(*)	(35.9)	(29.1)	(26.4)

Consolidated operating income	105.4	111.5	123.3
Interest income	0.7	0.6	0.7
Interest expense	(19.9)	(21.5)	(24.6)
Other income (expense), net	(3.1)	(2.8)	0.8

Income from continuing operations before income taxes	$83.1	$87.8	$100.2

Identifiable assets (at end of period)
Americas	$1,014.8	$787.9	$810.9
EMEA	787.5	869.6	802.1
Asia-Pacific	145.7	82.7	84.3
Discontinued operations	—	—	11.7

Consolidated identifiable assets	$1, 948.0	$1,740.2	$1,709.0

Property, plant and equipment, net (at end of period)
Americas	$90.1	$85.8	$80.6
EMEA	100.1	119.8	126.3
Asia-Pacific	13.1	14.3	14.8

Consolidated long-lived assets	$203.3	$219.9	$221.7

Capital Expenditures
Americas	$10.9	$18.0	$17.9
EMEA	11.6	8.5	10.7
Asia-Pacific	1.2	1.2	1.9

Consolidated capital expenditures	$23.7	$27.7	$30.5

Depreciation and Amortization
Americas	$20.1	$20.5	$19.6
EMEA	25.8	26.0	26.8
Asia-Pacific	2.2	2.4	2.1

Consolidated depreciation and amortization	$48.1	$48.9	$48.5

*
Corporate expenses are primarily for administrative compensation expense, compliance costs, professional fees, including corporate-related legal and audit expenses, shareholder services and benefit administration costs.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(16) Segment Information (Continued)

        The following includes U.S. net sales and U.S. property, plant and equipment of the Company's Americas segment:

	Years Ended December 31,
	2014	2013	2012
	(in millions)
U.S. net sales	$849.0	$788.7	$747.4
U.S. property, plant and equipment, net (at end of year)	$86.0	$81.1	$75.1

        The following includes intersegment sales for Americas, EMEA and Asia-Pacific:

	Years Ended December 31,
	2014	2013	2012
	(in millions)
Intersegment Sales
Americas	$6.3	$5.4	$5.3
EMEA	13.3	10.2	10.9
Asia-Pacific	155.3	170.9	139.0

Intersegment sales	$174.9	$186.5	$155.2

        The Company sells its products into various end markets around the world and groups net sales to third parties into four product categories. Net sales to third parties for the four product categories are as follows:

	Years Ended December 31,
	2014	2013	2012
	(in millions)
Net Sales
Residential & commercial flow control	$930.3	$907.7	$879.2
HVAC & gas	356.2	348.8	337.0
Drains & water re-use	144.0	140.0	138.8
Water quality	83.2	77.0	72.4

Consolidated net sales	$1,513.7	$1,473.5	$1,427.4

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(17) Accumulated Other Comprehensive Income (Loss)

        Accumulated other comprehensive income (loss) consists of the following:

	Foreign Currency Translation	Pension Adjustment	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance December 31, 2013	$37.9	$(25.9)	$12.0
Change in period	(4.3)	0.2	(4.1)

Balance March 30, 2014	$33.6	$(25.7)	$7.9
Change in period	(4.3)	0.1	(4.2)

Balance June 29, 2014	$29.3	$(25.6)	$3.7
Change in period	(44.4)	(10.3)	(54.7)

Balance September 28, 2014	$(15.1)	$(35.9)	$(51.0)
Change in period	(37.9)	(0.2)	(38.1)

Balance December 31, 2014	$(53.0)	$(36.1)	$(89.1)

Balance December 31, 2012	$14.4	$(25.2)	$(10.8)
Change in period	(19.9)	0.2	(19.7)

Balance March 31, 2013	$(5.5)	$(25.0)	$(30.5)
Change in period	7.5	0.1	7.6

Balance June 30, 2013	$2.0	$(24.9)	$(22.9)
Change in period	24.4	0.1	24.5

Balance September 29, 2013	$26.4	$(24.8)	$1.6
Change in period	11.5	(1.1)	10.4

Balance December 31, 2013	$37.9	$(25.9)	$12.0

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(18) Quarterly Financial Information (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions, except per share information)
Year ended December 31, 2014
Net sales	$365.2	$396.0	$376.0	$376.5
Gross profit	133.3	139.0	138.1	131.4
Income (loss) from continuing operations	14.1	21.3	22.6	(7.7)
Net income (loss)	14.1	21.3	22.6	(7.7)
Per common share:
Basic
Income (loss) from continuing operations	0.40	0.60	0.64	(0.22)
Net income (loss)	0.40	0.60	0.64	(0.22)
Diluted
Income (loss) from continuing operations	0.40	0.60	0.64	(0.22)
Net income (loss)	0.40	0.60	0.64	(0.22)
Dividends declared per common share	0.13	0.15	0.15	0.15
Year ended December 31, 2013
Net sales	$358.9	$366.8	$371.8	$376.0
Gross profit	128.9	132.8	133.9	130.9
Income from continuing operations	16.3	18.9	17.5	8.2
Net income	16.1	18.9	15.4	8.2
Per common share:
Basic
Income from continuing operations	0.46	0.53	0.49	0.23
Net income	0.45	0.53	0.43	0.23
Diluted
Income from continuing operations	0.46	0.53	0.49	0.23
Net income	0.45	0.53	0.43	0.23
Dividends declared per common share	0.11	0.13	0.13	0.13

        In the fourth quarter of 2014, the Company recorded a goodwill impairment charge of $12.9 million relating to the Asia-Pacific reporting unit, impairment charges of $1.3 million relating to indefinite-lived trade names, $8.0 million of restructuring charges, $3.5 million of deployment costs relating to the EMEA and Americas transformation programs and $4.5 million of acquisition costs relating to the AERCO acquisition.

        In the fourth quarter of 2013, the Company recorded legal costs related to the agreement to settle all claims in the Trabakoolas et al., v. Watts Water Technologies, Inc., et al., matter pending in the United States District Court for the Northern District of California. The net settlement expense recorded in income from continuing operations was $13.6 million. Please see Note 14 for additional information. Also in the fourth quarter of 2013, the Company recorded customer rebate expense of approximately $3.0 million that related to accrual adjustments for 2013.

(19) Subsequent Events

        On February 12, 2015, the Company declared a quarterly dividend of fifteen cents ($0.15) per share on each outstanding share of Class A common stock and Class B common stock.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(19) Subsequent Events (Continued)

        On February 17, 2015, the Board of Directors of the Company approved the initial phase of a restructuring program relating to the transformation of the Company's Americas and Asia-Pacific businesses, which primarily involves product line rationalization efforts expected to ultimately eliminate between $175 million to $200 million of the combined Americas and Asia-Pacific net sales primarily within the Company's do-it-yourself (DIY) distribution channel (the "program"). The program is expected to include a pre-tax charge to earnings of approximately $40 million to $50 million, of which $25 million to $30 million consist of non-cash charges.

        For the fourth quarter and year ended December 31, 2014, the Company recorded a $15.2 million pre-tax charge relating to the program consisting of goodwill impairment of $12.9 million, an indefinite-lived intangible asset impairment of $0.5 million, and other transformation and deployment costs of $1.8 million. The goodwill impairment charge was based on a quantitative assessment of the Asia-Pacific reporting unit goodwill performed as a result of it being more likely than not that the Asia-Pacific reporting unit's third party and intersegment net sales would be significantly reduced as a result of the program. The Company estimated the fair value of the reporting unit using the expected present value of future cash flows.

        The remaining total pre-tax charge for the program is expected to include costs of severance benefits of $8 million to $10 million, facility decommissioning, clean-up and other related exit costs of $3 million to $4 million, accelerated depreciation and amortization of long-lived assets of $8 million to $10 million, and other transformation and deployment costs including inventory charges, consulting fees, and other associated costs of $5.8 million to $10.8 million. The total net after-tax charge for this program is expected to be $30 million to $40 million, inclusive of the Asia-Pacific charges that are expected to have no tax benefit. The remaining costs of the program are expected to be incurred during 2015. The Company expects to generate approximately $5.0 million in after-tax cash proceeds from the sale of assets associated with the program by the end of fiscal 2017. The Company estimates consolidated operating margins will increase by approximately 1.0 percentage point as a result of these actions by 2017.

 Watts Water Technologies, Inc. and Subsidiaries

Schedule II—Valuation and Qualifying Accounts

(Amounts in millions)

	Balance At Beginning of Period	Additions Charged To Expense	Additions Charged To Other Accounts	Deductions	Balance At End of Period
Year Ended December 31, 2012
Allowance for doubtful accounts	$8.9	1.2	1.0	(1.6)	$9.5
Reserve for excess and obsolete inventories	$26.0	6.6	0.4	(6.2)	$26.8
Year Ended December 31, 2013
Allowance for doubtful accounts	$9.5	1.2	0.2	(1.2)	$9.7
Reserve for excess and obsolete inventories	$26.8	8.1	0.3	(7.3)	$27.9
Year Ended December 31, 2014
Allowance for doubtful accounts	$9.7	2.4	—	(1.5)	$10.6
Reserve for excess and obsolete inventories	$27.9	8.6	—	(7.2)	$29.3

 EXHIBIT INDEX

Exhibit No.		Description
2.1	+

Stock Purchase Agreement, dated as of November 6, 2014, by and among AHC Holding Company, Inc., Riverside Capital Appreciation Fund V-A,  L.P., 2003 Riverside Capital Appreciation Fund (QC), L.P., Riverside Capital Appreciation Fund V, L.P., RCAF 2003 CIV XII, L.P., and 2003 Riverside Capital Appreciation Fund, L.P., as sellers representative, the stockholders of AHC Holding Company, Inc., the option holders of AHC Holding Company, Inc., Watts Water Technologies, Inc., and Watts Regulator Co.(7)

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

10.4		Registration Rights Agreement dated July 25, 1986(5)
10.5	*	Watts Water Technologies, Inc. Executive Incentive Bonus Plan(8)
10.6		Amended and Restated Stock Restriction Agreement dated October 30, 1991(2), and Amendment dated August 26, 1997(12)
10.7	*	Separation Agreement dated October 28, 2014 between Watts Water Technologies, Inc. and Dean P. Freeman
10.8	*	Watts Water Technologies, Inc. Management Stock Purchase Plan Amended and Restated as of July 30, 2013(10)
10.9	*	Watts Water Technologies, Inc. Second Amended and Restated 2004 Stock Incentive Plan(8)
10.10	*	Non-Employee Director Compensation Arrangements
10.11	*	Watts Water Technologies, Inc. Supplemental Employees Retirement Plan as Amended and Restated Effective May 4, 2004, First Amendment and Second Amendment (17), Third Amendment and Fourth Amendment(11)
10.12	*	Form of Non-Qualified Stock Option Agreement under the Watts Water Technologies, Inc. Second Amended and Restated 2004 Stock Incentive Plan(10)
10.13	*	Form of Restricted Stock Award Agreement for Employees under the Watts Water Technologies, Inc. Second Amended and Restated 2004 Stock Incentive Plan(10)
10.14	*	Form of Deferred Stock Award Agreement under the Watts Water Technologies, Inc. Second Amended and Restated 2004 Stock Incentive Plan(10)
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

Exhibit No.		Description
10.19		Guaranty, dated as of February 18, 2014, by the Registrant and the Subsidiaries of the Registrant set forth therein, in favor of JPMorgan Chase Bank N.A. and other lenders referred to therein(19)
10.18		Note Purchase Agreement, dates as of June 18, 2010, between the Registrant and Purchasers named in Schedule A thereto relating to the Registrants $75,000,000 5.05% Senior Notes due June 18, 2020(18)
10.19		Form of 5.05% Senior Note due June 18, 2020(18)
10.20		Form of Subsidiary Guaranty in connection with the Registrants 5.05% Senior Notes due June 18, 2020, including the form of Joinder to Subsidiary Guaranty(18)
10.21	*	Watts Water Technologies, Inc. Executive Severance Plan(20)
10.22	*	Form of Restricted Stock Agreement between Watts Water Technologies, Inc. and Robert J. Pagano, Jr.(21)
10.23	*	Form of Performance Stock Unit Award Agreement between Watts Water Technologies, Inc. and Robert J. Pagano, Jr.(21)
10.24	*	Form of 2014 Performance Stock Unit Award Agreement under the Watts Water Technologies, Inc. Second Amended and Restated 2004 Stock Incentive Plan(22)
10.25	*	Form of 2014 Restricted Stock Award Agreement under the Watts Water Technologies, Inc. Second Amended and Restated 2004 Stock Incentive Plan(23)
10.26	*	Form of 2014 Non-Qualified Stock Option Agreement under the Watts Water Technologies, Inc. Second Amended and Restated 2004 Stock Incentive Plan(23)
11		Statement Regarding Computation of Earnings per Common Share(13)
21		Subsidiaries
23		Consent of KPMG LLP, Independent Registered Public Accounting Firm
31		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32		Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS	**	XBRL Instance Document.
101.SCH	**	XBRL Taxonomy Extension Schema Document.
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)
Incorporated by reference to the Registrant's Current Report on Form 8-K dated April 29, 2013 (File No. 001-11499).

(2)
Incorporated by reference to the Registrant's Current Report on Form 8-K dated November 14, 1991 (File No. 001-11499).

(3)
Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001- 11499).

(4)
Incorporated by reference to the Registrant's Current Report on Form 8-K dated April 27, 2006 (File No. 001-11499).

(5)
Incorporated by reference to the Registrant's Form S-1 (No. 33-6515) as part of the Second Amendment to such Form S-1 dated August 21, 1986.

(6)
Intentionally omitted.

(7)
Incorporated by reference to the Registrant's Current Report on Form 8-K dated November 6, 2014 (File No. 001- 11499).

(8)
Incorporated by reference to the Registrant's Current Report on Form 8-K dated May 15, 2013 (File No. 001-11499).

(9)
Incorporated by reference to the Registrant's Annual Report on Form 10-K for year ended June 30, 1996 (File No. 001-11499).

(10)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 001- 11499).

(11)
Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001- 11499).

(12)
Incorporated by reference to the Registrant's Annual Report on Form 10-K for year ended June 30, 1997 (File No. 001-11499).

(13)
Incorporated by reference to notes to Consolidated Financial Statements, Note 2 of this Report.

(14)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 2005 (File No. 001- 11499).

(15)
Incorporated by reference to the Registrant's Annual Report on Form 10-K for year ended June 30, 1999 (File No. 001-11499).

(16)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for quarter ended September 30, 2000 (File No. 001- 11499).

(17)
Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001- 11499).

(18)
Incorporated by reference to the Registrant's Current Report on Form 8-K dated June 18, 2010 (File No. 001-11499).

(19)
Incorporated by reference to the Registrant's Current Report on Form 8-K dated February 18, 2014 (File No. 001-11499).

(20)
Incorporated by reference to the Registrant's Current Report on Form 8-K dated May 26, 2014 (File No. 001-11499).

(21)
Incorporated by reference to the Registrant's Current Report on Form 8-K dated May 4, 2014 (File No. 001-11499).

(22)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for quarter ended March 30, 2014 (File No. 001- 11499).

(23)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for quarter ended June 29, 2014 (File No. 001- 11499).

*
Management contract or compensatory plan or arrangement.

**
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the Years Ended December 31, 2014, 2013 and 2012, (ii) Consolidated Statements of Comprehensive (Loss) Income for the Years Ended December 31, 2014, 2013 and 2012, (iii) Consolidated Balance Sheets at December 31, 2014 and December 31, 2013, (iv) Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2014, 2013 and 2012, (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012, and (vi) Notes to Consolidated Financial Statements.

+
Watts Water Technologies, Inc. hereby agrees to furnish a supplemental copy of any omitted schedule or similar attachment to this agreement to the Securities and Exchange Commission upon its request.