Form 10-Q
period 2015-03-29
WATTS WATER TECHNOLOGIES INC
filed 2015-05-06
CIK 795403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 29, 2015

or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2015
Class A Common Stock, $0.10 par value	28,389,517

Class B Common Stock, $0.10 par value	6,479,290

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share information)

(Unaudited)

	March 29,	December 31,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$261.8	$301.1
Trade accounts receivable, less allowance for doubtful accounts of $10.3 million at March 29, 2015 and $10.6 million at December 31, 2014	220.5	207.8
Inventories, net:
Raw materials	101.3	104.8
Work in process	15.9	16.7
Finished goods	165.5	170.1
Total Inventories	282.7	291.6
Prepaid expenses and other assets	25.9	27.4
Deferred income taxes	45.6	45.3
Asset held for sale	2.1	1.1
Total Current Assets	838.6	874.3
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	503.2	526.7
Accumulated depreciation	(313.7)	(323.4)
Property, plant and equipment, net	189.5	203.3
OTHER ASSETS:
Goodwill	612.0	639.0
Intangible assets, net	199.4	210.1
Deferred income taxes	4.5	4.7
Other, net	15.9	16.6
TOTAL ASSETS	$1,859.9	$1,948.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$113.0	$120.8
Accrued expenses and other liabilities	133.8	138.8
Accrued pension plan settlements	40.4	40.0
Accrued compensation and benefits	39.7	44.2
Current portion of long-term debt	1.7	1.9
Total Current Liabilities	328.6	345.7
LONG-TERM DEBT, NET OF CURRENT PORTION	577.2	577.8
DEFERRED INCOME TAXES	73.2	77.4
OTHER NONCURRENT LIABILITIES	33.5	34.7
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Class A Common Stock, $0.10 par value; 80,000,000 shares authorized; 1 vote per share; issued and outstanding 28,411,252 shares at March 29, 2015 and 28,552,065 shares at December 31, 2014	2.8	2.9
Class B Common Stock, $0.10 par value; 25,000,000 shares authorized; 10 votes per share; issued and outstanding, 6,479,290 shares at March 29, 2015 and December 31, 2014	0.6	0.6
Additional paid-in capital	501.0	497.4
Retained earnings	497.0	500.6
Accumulated other comprehensive loss	(154.0)	(89.1)
Total Stockholders’ Equity	847.4	912.4
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,859.9	$1,948.0

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in millions, except per share information)

(Unaudited)

	First Quarter Ended
	March 29, 2015	March 30, 2014
Net sales	$356.2	$365.2
Cost of goods sold	225.7	231.9
GROSS PROFIT	130.5	133.3
Selling, general and administrative expenses	105.7	103.3
Restructuring and other charges, net	2.0	4.2
OPERATING INCOME	22.8	25.8
Other (income) expense:
Interest income	(0.2)	(0.1)
Interest expense	5.9	4.9
Other (income) expense, net	(0.2)	0.4
Total other expense	5.5	5.2
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	17.3	20.6
Provision for income taxes	5.7	6.5
NET INCOME	$11.6	$14.1

BASIC EPS
Net income per share:
NET INCOME	$0.33	$0.40
Weighted average number of shares	35.1	35.4

DILUTED EPS
Net income per share:
NET INCOME	$0.33	$0.40
Weighted average number of shares	35.2	35.5

Dividends per share	$0.15	$0.13

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in millions)

(Unaudited)

	First Quarter Ended
	March 29, 2015	March 30, 2014
Net income	$11.6	$14.1

Other comprehensive income (loss):
Foreign currency translation adjustments	(65.1)	(4.3)
Defined benefit pension plans, net of tax:
Amortization of net losses included in net periodic pension cost	0.2	0.2
Other comprehensive loss, net of tax	(64.9)	(4.1)
Comprehensive (loss) income	$(53.3)	$10.0

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	First Quarter Ended
	March 29, 2015	March 30, 2014
OPERATING ACTIVITIES
Net income from continuing operations	$11.6	$14.1
Adjustments to reconcile net income from continuing operations to net cash provided by (used in) continuing operating activities:
Depreciation	7.9	8.2
Amortization of intangibles	5.1	3.7
Loss on disposal and impairment of goodwill, property, plant and equipment and other	1.1	0.1
Stock-based compensation	2.3	1.7
Deferred income tax benefit	(1.8)	(0.4)
Changes in operating assets and liabilities, net of effects from business acquisitions and divestures:
Accounts receivable	(21.6)	(11.8)
Inventories	(0.4)	(15.3)
Prepaid expenses and other assets	0.4	(1.3)
Accounts payable, accrued expenses and other liabilities	(3.8)	(17.7)
Net cash provided by (used in) continuing operations	0.8	(18.7)
INVESTING ACTIVITIES
Additions to property, plant and equipment	(5.6)	(5.0)
Proceeds from the sale of property, plant and equipment	—	0.1
Net cash used in investing activities	(5.6)	(4.9)
FINANCING ACTIVITIES
Payments of long-term debt	(0.3)	(0.4)
Payment of capital leases and other	(0.8)	(2.5)
Proceeds from share transactions under employee stock plans	0.5	0.4
Tax benefit of stock awards exercised	0.1	0.5
Payments to repurchase common stock	(9.4)	(9.4)
Debt issue costs	—	(2.0)
Dividends	(5.3)	(4.6)
Net cash used in financing activities	(15.2)	(18.0)
Effect of exchange rate changes on cash and cash equivalents	(19.3)	(1.3)
DECREASE IN CASH AND CASH EQUIVALENTS	(39.3)	(42.9)
Cash and cash equivalents at beginning of year	301.1	267.9
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$261.8	$225.0

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of stock under management stock purchase plan	$0.3	$0.2

CASH PAID FOR:
Interest	$1.2	$0.3
Income taxes	$5.8	$8.0

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.     Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the Watts Water Technologies, Inc. (the Company) Consolidated Balance Sheet as of March 29, 2015, the Consolidated Statements of Operations for the first quarters ended March 29, 2015 and March 30, 2014, the Consolidated Statements of Comprehensive Income (Loss) for the first quarters ended March 29, 2015 and March 30, 2014, and the Consolidated Statements of Cash Flows for the first quarters ended March 29, 2015 and March 30, 2014.

The consolidated balance sheet at December 31, 2014 has been derived from the audited consolidated financial statements at that date. The accounting policies followed by the Company are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  The financial statements included in this report should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K for the year ended December 31, 2014. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2015.

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

Goodwill and Long-Lived Assets

The changes in the carrying amount of goodwill by geographic segment are as follows:

	March 29, 2015
	Gross Balance				Accumulated Impairment Losses			Net Goodwill
	Balance January 1, 2015	Acquired During the Period	Foreign Currency Translation and Other	Balance March 29, 2015	Balance January 1, 2015	Impairment Loss During the Period	Balance March 29, 2015	March 29, 2015
	(in millions )
Americas	$398.0	$—	$(0.7)	$397.3	$(24.5)	$—	$(24.5)	$372.8
Europe, Middle East and Africa (EMEA)	265.5	—	(26.3)	239.2	—	—	—	239.2
Asia-Pacific	12.9	—	—	12.9	(12.9)	—	(12.9)	—
Total	$676.4	$—	$(27.0)	$649.4	$(37.4)	$—	$(37.4)	$612.0

	March 30, 2014
	Gross Balance				Accumulated Impairment Losses			Net Goodwill
	Balance January 1, 2014	Acquired During the Period	Foreign Currency Translation and Other	Balance March 30, 2014	Balance January 1, 2014	Impairment Loss During the Period	Balance March 30, 2014	March 30, 2014
	(in millions)
Americas	$224.7	$—	$(0.4)	$224.3	$(24.5)	$—	$(24.5)	$199.8
EMEA	301.3	—	(0.1)	301.2	—	—	—	301.2
Asia-Pacific	13.3	—	(0.4)	12.9	—	—	—	12.9
Total	$539.3	$—	$(0.9)	$538.4	$(24.5)	$—	$(24.5)	$513.9

Goodwill and indefinite-lived intangible assets are tested for impairment at least annually or more frequently if events or circumstances indicate that it is “more likely than not” that they might be impaired, such as from a change in business conditions. The Company performs its annual goodwill and indefinite-lived intangible assets impairment assessment in the fourth quarter of each year.

On December 1, 2014, the Company completed the acquisition of AERCO International, Inc. (“AERCO”), in a share purchase transaction.  The aggregate purchase price, including an estimated working capital adjustment, was approximately $272.2 million and as of March 29, 2015 was subject to a final post-closing working capital adjustment. The Company accounted for the transaction as a business combination.  The Company completed a preliminary purchase price allocation that resulted in the recognition of $174.3 million in goodwill and $102.4 million in intangible assets.

As of the end of the fourth quarter of 2014, management determined that it was “more likely than not” that a significant portion of the Asia-Pacific reporting unit’s third party and intersegment net sales were expected to decline as a result of the initial phase of the Americas and Asia-Pacific transformation and restructuring program. Based on this factor, the Company performed a quantitative impairment analysis for the Asia-Pacific reporting unit. The Company completed a fair value assessment of the net assets of the reporting unit and recorded an impairment of $12.9 million in the fourth quarter of 2014.  The Company estimated the fair value of the reporting unit using the present value of expected future cash flows that reflect the impact of certain product line rationalization efforts associated with the initial phase of the Americas and Asia-Pacific transformation and restructuring program, including the sale of certain assets.  In the second step of the impairment test, the carrying value of the goodwill exceeded the implied fair value of goodwill, resulting in a full impairment. There was no tax benefit associated with the impairment and the $12.9 million charge eliminated all goodwill on the Asia-Pacific reporting unit.

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

Intangible assets include the following:

	March 29, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Patents	$16.1	$(13.5)	$2.6	$16.2	$(13.3)	$2.9
Customer relationships	203.5	(91.1)	112.4	206.7	(87.5)	119.2
Technology	41.8	(13.8)	28.0	42.1	(12.9)	29.2
Trade Names	20.3	(4.6)	15.7	20.6	(4.2)	16.4
Other	9.5	(5.7)	3.8	9.5	(5.7)	3.8
Total amortizable intangibles	291.2	(128.7)	162.5	295.1	(123.6)	171.5
Indefinite-lived intangible assets	36.9	—	36.9	38.6	—	38.6
Total	$328.1	$(128.7)	$199.4	$333.7	$(123.6)	$210.1

The Company acquired $102.4 million in intangible assets as part of the AERCO acquisition, consisting primarily of customer and manufacturing representative relationships valued at $78.5 million, developed technology of $15.8 million and the trade name of $7.4 million.  The weighted-average remaining life of total amortizable intangible assets is 15 years and by asset category of customer relationships, developed technology and trade name are 16 years, 10 years and 20 years, respectively.

Aggregate amortization expense for amortizable intangible assets for the first quarters of 2015 and 2014 was $5.1 million and $3.7 million, respectively.  Additionally, future amortization expense for the next five years on amortizable intangible assets is expected to be approximately $14.7 million for the remainder of 2015, $19.2 million for 2016, $18.9 million for 2017, $15.7 million for 2018 and $11.9 million for 2019. Amortization expense is recorded on a straight-line basis over the estimated useful lives of the intangible assets. The weighted-average remaining life of total amortizable intangible assets is 12.3 years. Patents, customer relationships, technology, trade names and other amortizable intangibles have weighted-average remaining lives of 4.9 years, 12.0 years, 10.2 years, 14.4 years and 33.2 years, respectively. Indefinite-lived intangible assets primarily include trademarks and trade names.

Stock-Based Compensation

The Company maintains one stock incentive plan, the Second Amended and Restated 2004 Stock Incentive Plan (the “2004 Stock Incentive Plan”).  Under this plan, key employees have been granted nonqualified stock options to purchase the Company’s Class A common stock. Options typically become exercisable over a four-year period at the rate of 25% per year and expire ten years after the grant date. However, most options granted in 2014 become exercisable over a three-year period at the rate of one-third per year.  Options granted under the plan may have exercise prices of not less than 100% of the fair market value of the Class A common stock on the date of grant. The Company’s current practice is to grant all options at fair market value on the grant date. The Company did not issue any stock options in the first three months of 2015 and issued 4,808 stock options during the first three months of 2014.

The Company grants shares of restricted stock and deferred shares to key employees and stock awards to non-employee members of the Company’s Board of Directors under the 2004 Stock Incentive Plan.  Stock awards to non-employee members of the Company’s Board of Directors are fully vested upon grant.  Employees’ restricted stock awards and deferred shares typically vest over a three-year period at the rate of one-third per year, except that most restricted stock awards and deferred shares granted in 2014 vest over a two-year period at the rate of 50% per year. The restricted stock awards and deferred shares are amortized to expense on a straight-line basis over the vesting period. The Company issued 1,262 and 1,747 shares of restricted stock in the first three months of 2015 and 2014, respectively.

Beginning in 2014, the Company also granted performance stock units to key employees under the 2004 Stock Incentive Plan.  Performance stock units vest at the end of a three-year performance period.  Upon vesting, the number of shares of the Company’s Class A common stock awarded to each performance stock unit recipient will be determined based on the Company’s performance relative to certain performance goals set at the time the performance stock units were granted.  The performance goals for the 2014 performance stock units are based on the compound annual growth rate of the Company’s revenue over the three-year performance period and the Company’s return on invested capital (“ROIC”) for the third year of the performance period.  The performance period for the 2014 performance stock units is January 1, 2014 through December 31, 2016.  The 2014 performance stock units also provide an overall minimum ROIC threshold, which the Company must exceed in order for any shares of the Company’s Class A common stock to be earned. The number of shares of Class A common stock that may be earned by a performance stock unit recipient ranges from 0% to 200% of a target number of shares designated for each recipient at the time of grant.  The performance stock units are amortized to expense over the vesting period, and based on the Company’s performance relative to the performance goals, may be adjusted.  If such goals are not met, no awards are earned and previously recognized compensation expense is reversed. The Company issued 117,619 shares of performance stock units in 2014 under the 2004 Stock Incentive Plan.  No shares of performance stock units were issued in the first three months of 2015.

The Company has a Management Stock Purchase Plan that allows for the purchase of restricted stock units (RSUs) by key employees.  On an annual basis, key employees may elect to receive a portion of their annual incentive compensation in RSUs instead of cash.  Each RSU represents one share of Class A common stock and is purchased by the employee at 67% of the fair market value of the Company’s Class A common stock on the date of grant.  RSUs vest either annually over a three-year period from the grant date or upon the third anniversary of the grant date and receipt of the shares underlying RSUs is deferred for a minimum of three years or such greater number of years as is chosen by the employee.  An aggregate of 2,000,000 shares of Class A common stock may be issued under the Management Stock Purchase Plan. The Company granted 59,995 RSUs and 30,561 RSUs in the first three months of 2015 and 2014, respectively.

The fair value of each RSU issued under the Management Stock Purchase Plan is estimated on the date of grant using the Black-Scholes-Merton Model based on the following weighted average assumptions:

	2015	2014
Expected life (years)	3.0	3.0
Expected stock price volatility	23.4%	31.2%
Expected dividend yield	1.2%	0.9%
Risk-free interest rate	1.1%	0.7%

The above assumptions were used to determine the weighted average grant-date fair value of RSUs of $19.04 and $22.57 in 2015 and 2014, respectively.

A more detailed description of each of these plans can be found in Note 12 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Shipping and Handling

The Company’s shipping and handling costs included in selling, general and administrative expenses were $14.4 million and $14.7 million for the first quarters of 2015 and 2014, respectively.

Research and Development

Research and development costs included in selling, general and administrative expenses were $6.4 million and $6.3 million for the first quarters of 2015 and 2014, respectively.

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

New Accounting Standards

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, “Interest — Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs”. Under ASU 2015- 03, debt issuance costs related to a recognized debt liability will be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts.  The cost of issuing debt will no longer be recorded as a separate asset, except when incurred before receipt of the funding from the associated debt liability. ASU 2015-03 is effective in the first quarter of 2016 for public companies with calendar year ends, with early adoption permitted. The ASU requires retrospective application to all prior periods presented in the financial statements. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

In January 2015, the FASB issued ASU 2015-01, “Income Statement—Extraordinary and Unusual Items: Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items”. ASU 2015- 01 eliminates from U.S. GAAP the concept of extraordinary items as part of its initiative to reduce complexity in accounting standards. ASU 2015-01 is effective in the first quarter of 2016 for public companies with calendar year ends, with early adoption permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The ASU may be applied prospectively or retrospectively to all prior periods presented. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

3.     Acquisitions

On December 1, 2014, the Company completed the acquisition of AERCO in a share purchase transaction. The aggregate purchase price was approximately $272.2 million and was financed from a borrowing under the Company’s Credit Agreement. The purchase price includes an estimated working capital adjustment of $7.7 million, and as of March 29, 2015, was subject to a final post-closing working capital adjustment.

The Company accounted for the transaction as a business combination. The Company completed a preliminary purchase price allocation that resulted in the recognition of $174.3 million in goodwill and $102.4 million in intangible assets. Intangible assets consist primarily of customer relationships valued at $78.5 million with estimated lives of 16 years, developed technology valued at $15.8 million with estimated lives of 10 years and trade name valued at $7.4 million with a 20 year life. The goodwill is attributable to the workforce of AERCO and the strategic platform adjacency that will allow Watts to extend its product offerings as a result of the acquisition. Approximately $19.4 million of the goodwill is deductible for tax purposes. The following table summarizes the value of the assets and liabilities acquired (in millions):

Accounts receivable	$16.7
Inventory	16.4
Fixed assets	7.6
Deferred tax assets	8.0
Other assets	7.6
Intangible assets	102.4
Goodwill	174.3
Accounts payable	(6.7)
Accrued expenses and other	(18.1)
Deferred tax liability	(36.0)
Purchase price	$272.2

The consolidated statement of operations for the first quarter ended March 29, 2015 includes the results of AERCO.  The results include $22.2 million of revenues and $1.2 million of operating income, respectively, which includes $0.9 million of purchase accounting charges.

Supplemental pro-forma information

Had the Company completed the acquisition of AERCO at the beginning of 2014, net sales, net income from continuing operations and earnings per share from continuing operations would have been as follows:

	First Quarter Ended
Amounts in millions (except per share information)	March 29, 2015	March 30, 2014
Net sales	$356.2	$383.7
Net income from continuing operations	$12.3	$13.3
Net income per share:
Basic EPS—continuing operations	$0.35	$0.38
Diluted EPS—continuing operations	$0.35	$0.38

Net income from continuing operations for the quarter ended March 30, 2014 was adjusted to include $0.7 million of net interest expense related to the financing and $1.1 million of net amortization expense resulting from the estimated allocation of purchase price to amortizable tangible and intangible assets. Net income from continuing operations for the quarter ended March 29, 2015 was also adjusted to exclude $0.7 million of net acquisition-related charges and third-party costs.

4.     Financial Instruments and Derivative Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including deferred compensation plan assets and related liability, and contingent consideration. There were no designated cash flow hedges as of March 29, 2015 and December 31, 2014. The fair values of these certain financial assets and liabilities were determined using the following inputs at March 29, 2015 and December 31, 2014:

	Fair Value Measurements at March 29, 2015 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Assets
Plan asset for deferred compensation(1)	$3.7	$3.7	$—	$—
Total assets	$3.7	$3.7	$—	$—
Liabilities
Plan liability for deferred compensation(2)	$3.7	$3.7	$—	$—
Contingent consideration(3)	2.3	—	—	2.3
Total liabilities	$6.0	$3.7	$—	$2.3

	Fair Value Measurements at December 31, 2014 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Assets
Plan asset for deferred compensation(1)	$4.0	$4.0	$—	$—
Total assets	$4.0	$4.0	$—	$—
Liabilities
Plan liability for deferred compensation(2)	$4.0	$4.0	$—	$—
Contingent consideration(3)	2.5	—	—	2.5
Total liabilities	$6.5	$4.0	$—	$2.5

(1)         Included on the Company’s consolidated balance sheet in other assets (other, net).

(2)         Included on the Company’s consolidated balance sheet in accrued compensation and benefits.

(3)         Included on the Company’s consolidated balance sheet in accrued expenses and other liabilities as of March 29, 2015 and December 31, 2014.

The table below provides a summary of the changes in fair value of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period December 31, 2014 to March 29, 2015.

	Balance		Total realized and unrealized (gains) losses included in:		Balance
	December 31, 2014	Settlements	Net earnings adjustments	Comprehensive income	March 29, 2015
	(in millions)
Contingent consideration	$2.5	$—	$—	$(0.2)	$2.3

In connection with the tekmar Control Systems acquisition in 2012, a contingent liability of $5.1 million was recognized as the estimate of the acquisition date fair value of the contingent consideration. This liability was classified as Level 3 under the fair value hierarchy as it was based on the probability of achievement of a future performance metric as of the date of the acquisition, which was not observable in the market. The contingent liability was increased by $0.5 million during 2014 and by $1.0 million during 2013 based on revised estimates of the fair value of the contingent consideration. Portions of the contingent consideration were paid out during the first quarter of 2014 and the second quarter of 2013, in the amount of $2.2 million and $1.2 million, respectively, based on performance metrics achieved.  The final contingent consideration payment of $2.3 million was completed in the second quarter of 2015 based on fiscal year 2014 earnings.

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

The fair value of the Company’s 5.85% senior notes due 2016 and 5.05% senior notes due 2020 is based on quoted market prices of similar notes (level 2).  The fair value of the Company’s borrowings outstanding under the Credit Agreement and the Company’s variable rate debt approximates its carrying value. The carrying amount and the estimated fair market value of the Company’s long-term debt, including the current portion, are as follows:

	March 29,	December 31,
	2015	2014
	(in millions)
Carrying amount	$578.9	$579.7
Estimated fair value	$597.2	$599.3

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

A summary of the pre-tax cost by restructuring program is as follows:

	First Quarter Ended
	March 29, 2015	March 30, 2014
	(in millions)
Restructuring costs:
2015 Actions	$1.3	$—
2013 Actions	0.5	0.4
Other Actions	0.2	3.8
Total restructuring and other charges, net	$2.0	$4.2

The Company recorded pre-tax restructuring and other charges, net in its business segments as follows:

	First Quarter Ended
	March 29, 2015	March 30, 2014
	(in millions)
Americas	$1.3	$1.9
EMEA	0.8	1.5
Corporate	(0.1)	0.8
Total	$2.0	$4.2

2015 Actions

On February 17, 2015, the Board of Directors of the Company approved the initial phase of a restructuring program relating to the transformation of the Company’s Americas and Asia-Pacific businesses, which primarily involves product line rationalization efforts relating to low margin, non-core products. The Company expects to ultimately eliminate between $175 million to $200 million of the combined Americas and Asia-Pacific net sales primarily within the Company’s do-it-yourself (DIY) distribution channel (the “program”). Assuming that the Company would wind-down the affected product lines, the program was initially expected to include a pre-tax charge to earnings of approximately $40 million to $50 million, of which $25 million to $30 million was expected to consist of non-cash charges. Recently, the Company received interest from prospective buyers, which may allow the Company to exit these product lines at a reduced cost.  While it is still too early to determine the final method of disposition, the Company has revised the low end of the range of expected pre-tax charges to $27 million, of which $17 million consists of non-cash charges, to reflect the possibility that the product lines may be sold.  As of March 29, 2015, the assets have not been classified as ‘Held for Sale’ as not all of the required criteria had been met.

In connection with the preparation of the financial statements, during the fourth quarter and year ended December 31, 2014, the Company recorded a $15.2 million pre-tax charge relating to the program consisting of goodwill impairment of $12.9 million, an indefinite-lived intangible asset impairment of $0.5 million, and other transformation and deployment costs of $1.8 million recorded in SG&A. The goodwill impairment charge was based on a quantitative assessment of the Asia-Pacific reporting unit goodwill performed as a result of it being more likely than not that the Asia-Pacific reporting unit’s third party and intersegment net sales would be significantly reduced as a result of the program.

During the first quarter ended March 29, 2015, the Company recorded a $1.3 million pre-tax restructuring charge and liability relating to facility site clean-up costs at one of the affected locations in the Americas and other transformation and deployment costs in SG&A of $1.5 million.

Additional costs expected to be incurred relating to the program include costs of severance benefits of $1.6 million to $10 million, facility decommissioning, clean-up and other related exit costs of $1.7 million to $2.7 million, accelerated depreciation and amortization of long-lived assets of $1 million to $10 million, and other transformation and deployment costs including inventory charges, consulting fees, and other associated costs of $4.7 million to $9.3 million. The total net after-tax charge for this program is expected to be $22 million to $40 million, inclusive of the Asia-Pacific charges that are expected to have no tax benefit. The remaining costs are expected to be incurred in 2015.

2013 Actions

On July 30, 2013, the Board of Directors authorized a restructuring program with respect to the Company’s EMEA segment to reduce its European manufacturing footprint, improve organizational and operational efficiency and better align costs with expected revenues in response to changing market conditions. Total pre-tax costs for the program were $8.4 million and were incurred from the third quarter of 2013 to the first quarter of 2015. The total charges for this program included costs for severance benefits, relocation, site clean-up, professional fees and certain asset write-downs. The total net after-tax charge for the restructuring program was approximately $5.9 million. The net after-tax charges incurred in the first quarter of 2015 and 2014 were $0.4 million and $0.3 million, respectively.

Details of the Company’s 2013 European footprint program reserve, which for the first quarter ended March 29, 2015 relates only to severance, is as follows:

First Quarter Ended
March 29, 2015
(in millions)
Balance at December 31, 2014	$1.5
Net pre-tax restructuring charges	0.2
Utilization and foreign currency impact	(1.2)
Balance at March 29, 2015	$0.5

The following table summarizes total expected, incurred and remaining pre-tax costs for 2013 European footprint program actions by type, and all attributable to the EMEA reportable segment:

	Severance	Legal and consultancy	Asset write-downs	Facility exit and other	Total
	(in millions)
Expected costs	$7.5	$0.2	$0.2	$0.5	$8.4
Costs incurred—2013	(4.1)	—	—	—	(4.1)
Costs incurred—2014	(3.2)	(0.2)	(0.2)	(0.2)	(3.8)
Costs incurred—first quarter 2015	(0.2)	—	—	(0.3)	(0.5)
Remaining costs at March 29, 2015	$—	$—	$—	$—	$—

Other Actions

The Company also periodically initiates other actions which are not part of a major program.  Total “Other Actions” pre-tax restructuring expense was $0.2 million and $3.8 million for the first quarters of 2015 and 2014, respectively.

In the fourth quarter of 2014, management initiated certain restructuring actions and strategic initiatives with respect to the Company’s EMEA segment in response to the ongoing economic challenges in Europe and additional product rationalization. The restructuring actions primarily include expected severance benefits and limited costs relating to asset write offs, professional fees and relocation.  The total pre-tax charge for these restructuring initiatives is expected to be approximately $9.9 million, of which approximately $7.2 million of pre-tax charges were incurred as of the first quarter of 2015 for the program to date. The remaining expected costs relate to severance, asset write-offs and relocation costs and are expected to be completed by the end of the fourth quarter of fiscal 2016.  The restructuring reserve for these actions as of March 29, 2015 relates to the severance recorded in the prior year.

The following table summarizes total expected, incurred and remaining pre-tax costs for the EMEA restructuring actions and strategic initiatives:

	Severance	Legal and consultancy	Asset write-downs	Facility exit and other	Total
	(in millions)
Expected costs	$8.8	$0.2	$0.8	$0.1	$9.9
Costs incurred—2014	(6.9)	—	—	—	(6.9)
Costs incurred—first quarter 2015	—	(0.2)	(0.1)	—	(0.3)
Remaining costs at March 29, 2015	$1.9	$—	$0.7	$0.1	$2.7

In 2014, the Company initiated restructuring activities in the Americas and Corporate to reduce costs through reductions-in-force.  Total pre-tax restructuring expense of $2.7 million was incurred in the first quarter of 2014 relating to these initiatives. A final adjustment reducing restructuring expense by $0.1 million was recorded in the first quarter of 2015. There are no remaining expected costs associated with these activities.

6.     Earnings per Share

The following tables set forth the reconciliation of the calculation of earnings per share:

	For the First Quarter Ended March 29, 2015			For the First Quarter Ended March 30, 2014
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(amounts in millions, except per share amounts)
Basic EPS:
Net income	$11.6	35.1	$0.33	$14.1	35.4	$0.40
Effect of dilutive securities:
Common stock equivalents		0.1			0.1
Diluted EPS:
Net income	$11.6	35.2	$0.33	$14.1	35.5	$0.40

Options to purchase 0.3 million shares of Class A common stock were outstanding during the first quarters of 2015 and 2014, respectively, but were not included in the computation of diluted EPS because to do so would be anti-dilutive.

On April 30, 2013, the Company’s Board of Directors authorized the repurchase of up to $90 million of the Company’s Class A common stock from time to time on the open market or in privately negotiated transactions.  In connection with this repurchase program, the Company entered into a Rule 10b5-1 plan, which permits shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws.  The repurchase program may be suspended or discontinued at any time, subject to the terms of the Rule 10b5-1 plan with respect to the repurchase program.  During the first quarter ended March 29, 2015, the Company repurchased approximately 164,000 shares of Class A common stock at a cost of approximately $9.4 million.  As of March 29, 2015, there was approximately $18 million remaining authorized for share repurchase under this program.

7.     Segment Information

The Company operates in three geographic segments: Americas, EMEA, and Asia-Pacific. AERCO is included in the Americas segment results for the first quarter ended March 29, 2015.  Each of these segments is managed separately and has separate financial results that are reviewed by the Company’s chief operating decision-maker. All intercompany sales transactions have been eliminated. Sales by region are based upon location of the entity recording the sale. The accounting policies for each segment are the same as those described in the summary of significant accounting policies.

The following is a summary of the Company’s significant accounts and balances by segment, reconciled to the consolidated totals:

	First Quarter Ended
	March 29, 2015	March 30, 2014
	(in millions)
Net sales
Americas	$237.4	$219.1
EMEA	109.0	139.1
Asia-Pacific	9.8	7.0
Consolidated net sales	$356.2	$365.2

Operating income (loss)
Americas	$24.2	$22.6
EMEA	5.4	8.9
Asia-Pacific	1.5	0.9
Subtotal reportable segments	31.1	32.4

Corporate (*)	(8.3)	(6.6)
Consolidated operating income	22.8	25.8

Interest income	0.2	0.1
Interest expense	(5.9)	(4.9)
Other income (expense), net	0.2	(0.4)
Income from continuing operations before income taxes	$17.3	$20.6
Capital expenditures
Americas	$4.1	$2.2
EMEA	1.2	2.5
Asia-Pacific	0.3	0.3
Consolidated capital expenditures	$5.6	$5.0

Depreciation and amortization
Americas	$7.0	$4.9
EMEA	5.4	6.6
Asia-Pacific	0.6	0.4
Consolidated depreciation and amortization	$13.0	$11.9

Identifiable assets (at end of period)
Americas	$1,060.2	$767.9
EMEA	714.8	875.9
Asia-Pacific	84.9	71.4
Consolidated identifiable assets	$1,859.9	$1,715.2

Property, plant and equipment, net (at end of period)
Americas	$90.1	$84.5
EMEA	86.6	117.7
Asia-Pacific	12.8	13.8
Consolidated property, plant and equipment, net	$189.5	$216.0

*   Corporate expenses are primarily for administrative compensation expense, internal controls costs, professional fees, including corporate-related legal and audit expenses, shareholder services and benefit administration costs.

The above operating segments are presented on a basis consistent with the presentation included in the Company’s December 31, 2014 consolidated financial statements included in its Annual Report on Form 10-K. The EMEA segment was significantly impacted by foreign currency translation in the first quarter of 2015 compared to the first quarter of 2014.

The U.S. property, plant and equipment of the Company’s Americas segment was $86.3 million and $80.0 million at March 29, 2015 and March 30, 2014, respectively.  The following includes U.S. net sales of the Company’s Americas segment:

	First Quarter Ended
	March 29, 2015	March 30, 2014
	(in millions)

U.S. net sales	$221.4	$201.6

The following includes intersegment sales for Americas, EMEA and Asia-Pacific:

	First Quarter Ended
	March 29, 2015	March 30, 2014
	(in millions)
Intersegment Sales
Americas	$1.8	$1.2
EMEA	2.7	3.6
Asia-Pacific	30.5	39.0
Intersegment sales	$35.0	$43.8

8.     Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income consists of the following:

	Foreign Currency Translation	Pension Adjustment	Accumulated Other Comprehensive Income (Loss)
	(in millions)

Balance December 31, 2014	$(53.0)	$(36.1)	$(89.1)
Change in period	(65.1)	0.2	(64.9)
Balance March 29, 2015	$(118.1)	$(35.9)	$(154.0)

Balance December 31, 2013	$37.9	$(25.9)	$12.0
Change in period	(4.3)	0.2	(4.1)
Balance March 30, 2014	$33.6	$(25.7)	$7.9

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

Borrowings outstanding under the Credit Agreement bear interest at a fluctuating rate per annum equal to an applicable percentage equal to (1) in the case of Eurocurrency rate loans, the British Bankers Association LIBOR rate plus an applicable percentage, ranging from 0.975% to 1.45%, determined by reference to the Company’s consolidated leverage ratio, or (2) in the case of base rate loans and swing line loans, the highest of (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such day as announced by JPMorgan Chase Bank, N.A. as its “prime rate,” and (c) the British Bankers Association LIBOR rate plus 1.0%, plus an applicable percentage, ranging from 0.00% to 0.45%, determined by reference to the Company’s consolidated leverage ratio. In addition to paying interest under the Credit Agreement, the Company is also required to pay certain fees in connection with the credit facility, including, but not limited to, an unused facility fee and letter of credit fees.  Under the Credit Agreement, the Company is required to satisfy and maintain specified financial ratios and other financial condition tests.  The Company may repay loans outstanding under the Credit Agreement from time to time without premium or penalty, other than customary breakage costs, if any, and subject to the terms of the Credit Agreement. As of March 29, 2015, the Company was in compliance with all covenants related to the Credit Agreement and had $200.1 million of unused and available credit under the Credit Agreement and $24.9 million of stand-by letters of credit outstanding on the Credit Agreement. The Company had $275 million of borrowings outstanding under the Credit Agreement at March 29, 2015.

The Company is a party to several note agreements as further detailed in Note 10 of Notes to Consolidated Financial Statements of the Annual Report on Form 10-K for the year ended December 31, 2014.  These note agreements require the Company to maintain a fixed charge coverage ratio of consolidated EBITDA plus consolidated rent expense during the period to consolidated fixed charges.  Consolidated fixed charges are the sum of consolidated interest expense for the period and consolidated rent expense.  As of March 29, 2015, the Company was in compliance with all covenants regarding these note agreements.

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

Under the FASB-issued ASC 450 “Contingencies”, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight”.  Thus, references to the upper end of the range of reasonably possible loss for cases in which the Company is able to estimate a range of reasonably possible loss mean the upper end of the range of loss for cases for which the Company believes the risk of loss is more than slight.

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

As of March 29, 2015, the Company estimates that the aggregate amount of reasonably possible loss in excess of the amount accrued for its legal contingencies is approximately $6.4 million pre-tax. With respect to the estimate of reasonably possible loss, management has estimated the upper end of the range of reasonably possible loss based on (i) the amount of money damages claimed, where applicable, (ii) the allegations and factual development to date, (iii) available defenses based on the allegations, and/or (iv) other potentially liable parties. This estimate is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimate will change from time to time, and actual results may vary significantly from the current estimate. In the event of an unfavorable outcome in one or more of the matters described below, the ultimate liability may be in excess of amounts currently accrued, if any, and may be material to the Company’s operating results or cash flows for a particular quarterly or annual period. However, based on information currently known to it, management believes that the ultimate outcome of all matters, as they are resolved over time, is not likely to have a material adverse effect on the financial condition of the Company, though the outcome could be material to the Company’s operating results for any particular period depending, in part, upon the operating results for such period.

Connector Class Actions

In November and December 2014, Watts Water Technologies, Inc. and Watts Regulator Co. were named as defendants in three separate putative nationwide class action complaints (Meyers v. Watts Water Technologies, Inc., United States District Court for the Southern District of Ohio; Ponzo v. Watts Regulator Co., United States District Court for the District of Massachusetts; Sharp v. Watts Regulator Co., United States District Court for the District of Massachusetts) seeking to recover damages and other relief based on the alleged failure of water heater connectors.  The complaints seek among other items, damages in an unspecified amount, replacement costs, injunctive relief, declaratory relief, and attorneys’ fees and costs.

In February 2015, Watts Water Technologies, Inc. and Watts Regulator Co. were named as defendants in a putative nationwide class action complaint (Klug v. Watts Water Technologies, Inc., et  al., United States District Court for the District of Nebraska) seeking to recover damages and other relief based on the alleged failure of the Company’s Floodsafe connectors.  The complaint seeks among other items, damages in an unspecified amount, injunctive relief, declaratory relief, and attorneys’ fees and costs.

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

Asbestos Litigation

The Company is defending approximately 250 lawsuits in different jurisdictions, alleging injury or death as a result of exposure to asbestos.  The complaints in these cases typically name a large number of defendants and do not identify any particular Company products as a source of asbestos exposure.  To date, discovery has failed to yield evidence of substantial exposure to any Company products and no judgments have been entered against the Company.

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

The Pension Plan was terminated effective July 31, 2014. Distribution of plan assets pursuant to the termination will not be made until the plan termination satisfies the regulatory requirements prescribed by the Internal Revenue Service (IRS) and the Pension Benefit Guaranty Corporation, which is expected to occur in late 2015. The SERP was terminated effective May 15, 2014. The Company will settle all liabilities under the SERP in accordance with Section 409A of the Internal Revenue Code by paying lump sums to plan participants at least twelve and no more than twenty four months following the termination date. The Board of Directors authorized the Company to make such contributions to the Pension Plan and SERP as may be necessary to make the plans sufficient to settle all plan liabilities. During the third quarter ended September 28, 2014, the Company re-measured its pension liability and net loss in accumulated other comprehensive income to reflect the plan termination basis for both the Pension Plan and SERP. As a result, the pension liability increased $17.1 million and the net loss increased by $10.5 million, net of tax benefits of $6.6 million.

The Company expects the distributions for the two plans to be completed by December 31, 2015. Except for retirees receiving payments under the Pension Plan (or “in pay status”), participants in the Pension Plan will have the choice of receiving either a single lump sum payment or an annuity. Retirees in pay status will continue to receive payments of their pension plan benefits pursuant to their current annuity elections. The Company plans to purchase annuity contracts from an insurance company for all retirees and participants that choose annuities as a payment option under the Pension Plan. All participants under the SERP will be paid a lump sum. The lump sum payments paid to participants will represent the actuarial equivalent value of the participants’ remaining accrued benefits under the Pension Plan and SERP as of the applicable distribution dates, calculated in accordance with the terms of the plans and based on the participants’ ages on the distribution dates.

The components of net periodic benefit cost are as follows:

	First Quarter Ended
	March 29, 2015	March 30, 2014
	(in millions)
Service cost — administrative costs	$0.4	$0.2
Interest costs on benefits obligation	1.4	1.5
Expected return on assets	(1.2)	(1.5)
Net actuarial loss amortization	0.4	0.3
Net periodic benefit cost	$1.0	$0.5

The information related to the Company’s pension funds cash flow is as follows:

	First Quarter Ended
	March 29, 2015	March 30, 2014
	(in millions)
Employer contributions	$0.3	$0.2

The Company expects to contribute approximately $40 million to $45 million to its pension plans for the remainder of 2015.  The expected contribution considers the expected shortfall based on a plan termination basis as of December 31, 2015.  The expected contribution is subject to change based on the distribution date, fair value of the plan assets at distribution, market interest rates and annuity purchase rates at distribution, demographic experience after 2014 and elected forms of payment.

12.  Subsequent Events

Dividend Declared

On April 28, 2015, the Company declared a quarterly dividend of seventeen cents ($0.17) per share on each outstanding share of Class A common stock and Class B common stock payable on May 29, 2015 to stockholders of record at the close of business on May 18, 2015.

Item 2.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Overview

The following discussion and analysis are provided to increase the understanding of, and should be read in conjunction with, the accompanying unaudited consolidated financial statements and related notes.  In this quarterly report on Form 10-Q, references to “the Company,” “Watts,” “we,” “us” or “our” refer to Watts Water Technologies, Inc. and its consolidated subsidiaries.

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

•                  HVAC & gas products — includes hydronic and electric heating systems for under-floor radiant applications, commercial high-efficiency boilers, water heaters and heating solutions, custom heat and hot water solutions, hydronic pump groups for boiler manufacturers and alternative energy control packages, and flexible stainless steel connectors for natural and liquid propane gas in commercial food service and residential applications.  HVAC is an acronym for heating, ventilation and air conditioning.

•                  Drains & water re-use products — includes drainage products and engineered rain water harvesting solutions for commercial, industrial, marine and residential applications.

•                  Water quality products — includes point-of-use and point-of-entry water filtration, conditioning and scale prevention systems for both commercial and residential applications.

Our business is reported in three geographic segments: Americas, EMEA and Asia-Pacific. We distribute our products through three primary distribution channels: wholesale, original equipment manufacturers (OEMs) and do-it-yourself (DIY).  Interest rates, the unemployment rate and credit availability have an indirect effect on the demand for our products due to the effect such rates have on the number of new residential and commercial construction starts and remodeling projects. All of these activities have an impact on our levels of sales and earnings. An additional factor that has an effect on our sales and operating income is fluctuation in foreign currency exchange rates, as approximately 31% of our sales in the first quarter ended March 29, 2015, and certain portions of our costs, assets and liabilities, are denominated in currencies other than the U.S. dollar.

During the first quarter of 2015, sales decreased $9.0 million as compared to the first quarter of 2014, primarily due to unfavorable foreign exchange movements of $24.2 million and an organic decrease in sales of $7.0 million, offset partially by acquired sales of $22.2 million.  The foreign exchange impact was due to the depreciation of the euro and Canadian dollar against the U.S. dollar.  Organic sales decreased by 1.9% compared to last year’s comparable period due to decreased sales in EMEA and the Americas, offset partially by increased sales in Asia-Pacific.  Organic sales in the first quarter of 2015 decreased by $7.9 million, or 5.7%, in EMEA and decreased by $1.9 million, or 0.9%, in the Americas, offset by an increase of $2.8 million, or 40.0%, in Asia-Pacific.  Organic sales exclude the impacts of acquisitions, divestitures and foreign exchange from year-over-year comparisons.  We believe this provides investors with a more complete understanding of underlying sales trends by providing sales growth on a consistent basis.  Operating income of $22.8 million decreased by $3.0 million, or 11.6%, in the first quarter of 2015 as compared to the first quarter of 2014, driven primarily by the sales volume decline in EMEA, unfavorable foreign exchange movements and increased general and administrative costs, offset by reduced restructuring charges and income from AERCO International, Inc. (“AERCO”).

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

On February 17, 2015, our Board of Directors approved the initial phase of a restructuring program relating to the transformation of our Americas and Asia-Pacific businesses, which primarily involves product line rationalization efforts relating to low margin, non-core products. We ultimately expect to eliminate between $175 million to $200 million of our combined Americas and Asia-Pacific net sales that primarily affect our do-it-yourself (DIY) distribution channel (the “program”). This initiative will enable us to focus on our core products. Assuming that we would wind-down the affected product lines, the program was initially expected to include a pre-tax charge to earnings of approximately $40 million to $50 million, of which $25 million to $30 million was expected to consist of non-cash charges. Recently, we have received interest from prospective buyers, which may allow us to exit these product lines at a reduced cost.  While it is still too early to determine the final method of disposition, we have revised the low end of the range of expected pre-tax charges to $27 million, of which $17 million consists of non-cash charges, to reflect the possibility that the product lines may be sold. Refer to Note 5 in “Item 1. Financial Statements”, for further details.

In addition to the restructuring activities that commenced in EMEA in the third quarter of 2013 aimed at reducing cost and improving organizational and operational efficiency, we began our EMEA transformation program in the fourth quarter of 2013.  The EMEA transformation initiative is designed to realign our European operating strategy from being country-specific to pan-European focused.  Under this initiative, we have begun to (1) develop better sales capabilities through improved product management and enhanced product cross-selling efforts, (2) drive more efficient sourcing and logistics, and (3) enhance our focus on emerging market opportunities. We are in the process of aligning our legal and tax structure in accordance with our business structure and to take advantage of favorable tax rates where possible. We expect this project to be ongoing through 2018. We incurred non-recurring deployment costs of approximately $1.9 million and $3.5 million in the first quarter of 2015 and 2014, respectively, and an aggregate of approximately $10.6 million for the project through March 29, 2015. These non-recurring costs consist primarily of external consulting and IT related costs.  We anticipate total non-recurring external deployment costs of $4.8 million in 2015 for the EMEA program.  Total annual savings of approximately $5.0 million were achieved in 2014, approximately $11.2 million is expected in 2015, and forecasted annual savings of $19.1 million are anticipated by 2018.

We believe that the factors relating to our future growth include the demand for clean water around the world, a healthy economic environment, regulatory requirements relating to the quality and conservation of water, continued enforcement of plumbing and building codes, our ability to grow organically in select attractive market segments and geographic regions and the successful completion of selective acquisitions, such as AERCO.  We have completed 21 acquisitions in the last ten years.  Our acquisition strategy focuses on businesses that manufacture preferred brand name or specified products that address our themes of water quality, water conservation, water safety, water flow control, HVAC and related complementary markets and geographies. We target businesses that will provide us with one or more of the following: an entry into new markets and geographies, an increase in business with existing customers, a new or improved technology or an expansion of the breadth of our water quality, water conservation, water safety and water flow control and HVAC products for the residential, commercial and light industrial markets.  On December 1, 2014, we completed the acquisition of AERCO in a share purchase transaction. The aggregate purchase price was approximately $272.2 million and was financed from a borrowing under the Company’s Credit Agreement. AERCO is a leading provider of commercial high-efficiency boilers, water heaters and heating solutions in North America. AERCO is based in Blauvelt, New York and its products are distributed for commercial and municipal use primarily in North America. AERCO aligns with our strategic vision to expand into heat source products and strengthens our solutions and system offerings.

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

We face a risk relating to our ability to respond to raw material cost fluctuations. We manage this risk by monitoring related market prices, working with our suppliers to achieve the maximum level of stability in their costs and related pricing, seeking alternative supply sources when necessary, purchasing forward commitments for raw materials, when available, implementing cost reduction programs and passing increases in costs to our customers in the form of price increases.

Another risk we face in all areas of our business is competition. We consider brand preference, engineering specifications, code requirements, price, technological expertise, delivery times, quality and breadth of product offerings to be the primary competitive factors. We believe that product testing capability, breadth of product offerings, increased focus on product development and offering systems and solutions, and investment in plant and equipment needed to manufacture products in compliance with code requirements represent a competitive advantage for us. We expect to spend approximately $30 to $35 million during 2015 for purchases of capital equipment to continue to improve our manufacturing capabilities.

Recent Events

Dividend Declared

On April 28, 2015, we declared a quarterly dividend of seventeen cents ($0.17) per share on each outstanding share of Class A common stock and Class B common stock payable on May 29, 2015 to stockholders of record at the close of business on May 18, 2015.

Results of Operations

First Quarter Ended March 29, 2015 Compared to First Quarter Ended March 30, 2014

Net Sales.  Our business is reported in three geographic segments: Americas, EMEA and Asia-Pacific. Our net sales in each of these segments for each of the first quarters of 2015 and 2014 were as follows:

	First Quarter Ended March 29, 2015		First Quarter Ended March 30, 2014			% Change to Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales
	(dollars in millions)
Americas	$237.4	66.6%	$219.1	60.0%	$18.3	5.0%
EMEA	109.0	30.6	139.1	38.1	(30.1)	(8.2)
Asia-Pacific	9.8	2.8	7.0	1.9	2.8	0.7
Total	$356.2	100.0%	$365.2	100.0%	$(9.0)	(2.5)%

The change in net sales was attributable to the following:

					Change As a % of Consolidated Net Sales				Change As a % of Segment Net Sales
	Americas	EMEA	Asia- Pacific	Total	Americas	EMEA	Asia- Pacific	Total	Americas	EMEA	Asia- Pacific
	(dollars in millions)
Organic	$(1.9)	$(7.9)	$2.8	$(7.0)	(0.5)%	(2.1)%	0.7%	(1.9)%	(0.8)%	(5.7)%	40.0%
Foreign exchange	(2.0)	(22.2)	—	(24.2)	(0.5)	(6.1)	—	(6.6)	(0.9)	(15.9)	—
Acquisition	22.2	—	—	22.2	6.0	—	—	6.0	10.1	—	—
Total	$18.3	$(30.1)	$2.8	$(9.0)	5.0%	(8.2)%	0.7%	(2.5)%	8.4%	(21.6)%	40.0%

Our products are sold to wholesalers, OEMs and DIY chains. The change in organic net sales by channel was attributable to the following:

					Change As a % of Prior Year Sales
	Wholesale	DIY	OEMs	Total	Wholesale	DIY	OEMs
	(dollars in millions)
Americas	$3.1	$(7.1)	$2.1	$(1.9)	2.0%	(15.7)%	12.0%
EMEA	(4.9)	(0.7)	(2.3)	(7.9)	(6.8)	(20.6)	(3.6)
Asia-Pacific	3.2	—	(0.4)	2.8	91.4	—	(11.4)
Total	$1.4	$(7.8)	$(0.6)	$(7.0)

Organic net sales in the Americas decreased $1.9 million compared to the first quarter of 2014 primarily due to the decrease in our DIY market as a result of the non-core product exit that was announced on February 17, 2015 and to the adverse effects from the unusually harsh winter weather in the Northeast and Midwest. This decrease was partially offset in the Americas wholesale and OEM markets due to growth in our residential and commercial flow product lines and year-over-year price realization in our wholesale market.

Organic net sales into the EMEA wholesale, DIY and OEM markets decreased as compared to the first quarter of 2014 primarily due to the struggling end-markets in France and Germany. These decreases were partially offset in the EMEA wholesale market by increased sales in the Middle East markets and in the OEM market by increased sales in our drains business.

Organic net sales in the Asia-Pacific wholesale market increased as compared to the first quarter of 2014 primarily due to increased sales of residential valve and heating products that were sold into expanded geographical regions within China.  Outside China, we increased sales in Australia as well during the quarter.

The net decrease in sales due to foreign exchange was primarily due to the depreciation of the euro and the Canadian dollar against the U.S. dollar in 2015. We cannot predict whether foreign currencies will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

Gross Profit. Gross profit and gross profit as a percent of net sales (gross margin) for the first quarters of 2015 and 2014 were as follows:

	First Quarter Ended
	March 29, 2015	March 30, 2014
	(dollars in millions)
Gross profit	$130.5	$133.3
Gross margin	36.6%	36.5%

Americas’ gross margin increased compared to the first quarter of 2014 due primarily to favorable product mix, price realization, material cost savings and the AERCO acquisition, offset partially by lower overhead absorption.  EMEA’s gross margin decreased primarily due to lower overhead absorption related to volume decline more than offsetting production efficiencies and unfavorable foreign exchange.  Asia-Pacific’s gross margin increased primarily due to productivity initiatives and increased third party sales offset partially by reduced intercompany activity.

Selling, General and Administrative Expenses.  Selling, general and administrative, or SG&A, expenses for the first quarter of 2015 increased $2.4 million, or 2.3%, compared to the first quarter of 2014.  The increase in SG&A expenses was attributable to the following:

	(in millions)	% Change

Organic	$0.8	0.8%
Foreign exchange	(6.4)	(6.2)
Acquisition	8.0	7.7
Total	$2.4	2.3%

The organic increase in SG&A expenses was primarily due to increased personnel costs of $2.2 million and professional services of $0.8 million offset by reduction in U.S. import duties and fees of $1.9 million due to higher cost in the first quarter of 2014. The increased personnel costs primarily relate to increased pension costs of $0.7 million and increased stock-based compensation costs of $1.7 million mostly due to a prior year benefit from our former CEO’s forfeiture of unvested equity awards. The decrease in SG&A expenses from foreign exchange was primarily due to the depreciation of the euro and the Canadian dollar against the U.S. dollar in 2015.  Acquired SG&A costs relate to the AERCO acquisition.  Total SG&A expenses, as a percentage of sales, were 29.7% in the first quarter of 2015 and 28.3% in the first quarter of 2014.

Restructuring and Other Charges, Net. In the first quarter of 2015, we recorded a net charge of $2.0 million primarily for the transformation of our Americas and Asia-Pacific businesses and involuntary terminations and other costs incurred as part of our EMEA restructuring plans, as compared to $4.2 million of restructuring charges for the first quarter of 2014. For a more detailed description of our current restructuring plans, see Note 5 in “Item 1. Financial Statements”, for further details.

Operating Income.  Operating income (loss) by geographic segment for the first quarters of 2015 and 2014 was as follows:

	First Quarter Ended			% Change to Consolidated Operating
	March 29, 2015	March 30, 2014	Change	Income
	(dollars in millions)
Americas	$24.2	$22.6	$1.6	6.2%
EMEA	5.4	8.9	(3.5)	(13.5)
Asia-Pacific	1.5	0.9	0.6	2.3
Corporate	(8.3)	(6.6)	(1.7)	(6.6)
Total	$22.8	$25.8	$(3.0)	(11.6)%

The increase (decrease) in operating income (loss) is attributable to the following:

						Change					Change
						As a % of Consolidated Operating Income					As a % of Segment Operating Income
	Americas	EMEA	Asia- Pacific	Corporate	Total	Americas	EMEA	Asia- Pacific	Corporate	Total	Americas	EMEA	Asia- Pacific	Corporate
	(dollars in millions)
Organic	$—	$(2.5)	$0.6	$(2.6)	$(4.5)	—%	(9.6)%	2.3%	(10.1)%	(17.4)%	—%	(28.1)%	66.7%	(39.4)
Foreign exchange	(0.3)	(1.7)	—	—	(2.0)	(1.2)	(6.6)	—	—	(7.8)	(1.3)	(19.1)	—	—
Acquisition	1.2	—	—	—	1.2	4.7	—	—	—	4.7	5.3	—	—	—
Restructuring, impairment charges and other	0.7	0.7	—	0.9	2.3	2.7	2.7	—	3.5	8.9	3.1	7.9	—	13.6
Total	$1.6	$(3.5)	$0.6	$(1.7)	$(3.0)	6.2%	(13.5)%	2.3%	(6.6)%	(11.6)%	7.1%	(39.3)%	66.7%	(25.8)

The decrease in consolidated operating income was due primarily to a decrease in gross profit from reduced sales, an increase in SG&A expenses and unfavorable foreign exchange, offset partially by contribution from the AERCO acquisition and reduced restructuring charges.  The EMEA organic operating income decrease was primarily due to volume decline. The increase in Corporate costs primarily relate to increased pension costs and increased stock-based compensation costs.

Interest Expense.  Interest expense increased $1.0 million, or 20.4%, for the first quarter of 2015 as compared to the first quarter of 2014 primarily due to the interest on borrowings used to purchase AERCO in December 2014.

Other (income) expense, net.  Other (income) expense, net, increased $0.6 million to an income balance of $0.2 million for the first quarter of 2015 as compared to the first quarter of 2014, primarily due to foreign currency transaction gains on U.S. dollar denominated assets as a result of the depreciation of the euro against the U.S. dollar in 2015 compared to 2014.

Income Taxes.  Our effective income tax rate for continuing operations increased to 33.1% in the first quarter of 2015, from 31.6% for the first quarter of 2014.  The increase was largely due to worldwide earnings mix as a result of the Americas contributing a larger portion of worldwide earnings in the first quarter of 2015 compared to 2014.

Net Income.  Net income from continuing operations for the first quarter of 2015 was $11.6 million, or $0.33 per common share, compared to $14.1 million, or $0.40 per common share, for the first quarter of 2014. Results for the first quarter of 2015 include an after-tax charge of $2.3 million, or $0.06 per common share, for the EMEA and Americas transformation deployment costs; $1.3 million, or $0.04 per common share, for restructuring and other charges; and $0.7 million, or $0.02 per common share, for acquisition related costs; compared to $2.7 million, or $0.08 per common share, for restructuring and other charges; and EMEA transformation deployment costs of $2.5 million, or $0.07 per common share, for the first quarter of 2014.

Liquidity and Capital Resources

We generated $0.8 million of net cash from operating activities in the first quarter of 2015 as compared to $18.7 million of net cash used in operating activities in the first quarter of 2014. This improvement is primarily due to net working capital improvements.  Working capital (defined as current assets less current liabilities) as of March 29, 2015 was $510.0 million compared to $532.1 million as of March 30, 2014.

We used $5.6 million of net cash for investing activities for the first quarter of 2015 for the purchase of capital equipment.  For the remainder of fiscal year 2015, we expect to invest approximately $25 to $30 million in capital equipment as part of our ongoing commitment to improve our operating capabilities.

We used $15.2 million of net cash for financing activities for the first quarter of 2015 primarily for the payments to repurchase approximately 164,000 shares of Class A common stock at a cost of approximately $9.4 million and payment of dividends of $5.3 million.

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

Borrowings outstanding under the Credit Agreement bear interest at a fluctuating rate per annum equal to an applicable percentage equal to (1) in the case of Eurocurrency rate loans, the British Bankers Association LIBOR rate plus an applicable percentage, ranging from 0.975% to 1.45%, determined by reference to the Company’s consolidated leverage ratio, or (2) in the case of base rate loans and swing line loans, the highest of (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such day as announced by JPMorgan Chase Bank, N.A. as its “prime rate,” and (c) the British Bankers Association LIBOR rate plus 1.0%, plus an applicable percentage, ranging from 0.00% to 0.45%, determined by reference to our consolidated leverage ratio. In addition to paying interest under the Credit Agreement, we are also required to pay certain fees in connection with the credit facility, including, but not limited to, an unused facility fee and letter of credit fees.  Under the Credit Agreement, we are required to satisfy and maintain specified financial ratios and other financial condition tests. We may repay loans outstanding under the Credit Agreement from time to time without premium or penalty, other than customary breakage costs, if any, and subject to the terms of the Credit Agreement.  As of March 29, 2015, we had $24.9 million of stand-by letters of credit outstanding under the Credit Agreement. As of March 29, 2015, we were in compliance with all covenants related to the Credit Agreement and had $200.1 million of unused and available credit under the Credit Agreement.  The company had $275 million of borrowings outstanding under the Credit Agreement at March 29, 2015.

Our Pension Plan was terminated effective July 31, 2014. The plan termination must satisfy the regulatory requirements prescribed by the Internal Revenue Service (IRS) and the Pension Benefit Guaranty Corporation, which is expected to occur in the second half of 2015. Once the requirements are met, distribution of plan assets pursuant to the termination is expected to occur within four months. Our SERP was terminated effective May 15, 2014. We will settle all liabilities under the SERP in accordance with Section 409A of the Internal Revenue Code by paying lump sums to plan participants at least twelve and no more than twenty-four months following the termination date. The Board of Directors authorized us to make such contributions to the Pension Plan and SERP as may be necessary to make the plans sufficient to settle all plan liabilities. Presently, we expect the distributions for the two plans to be completed by December 31, 2015. Based on our third-party actuary’s estimate, using preliminary assumptions, our estimated cash outflow will be approximately $40 million to $45 million. Upon liquidation of the plans, the accumulated other comprehensive loss related to the plans at the termination date will be recognized in our Consolidated Statement of Operations and Consolidated Statement of Comprehensive Income. The accumulated other comprehensive loss related to the plans as of March 29, 2015 was $59.0 million or $35.9 million net of tax. The estimated cash outflow range and the impact on our Consolidated Statement of Operations and Consolidated Statement of Comprehensive Income are subject to change based on the distribution date, the fair value of the plan assets at distribution, market interest rates and annuity purchase rates at distribution, demographic experience and elected forms of payment.

Working capital as of March 29, 2015 was $510.0 million compared to $528.6 million as of December 31, 2014.  Cash and cash equivalents decreased to $261.8 million as of March 29, 2015, compared to $301.1 million as of December 31, 2014. The decrease in cash and cash equivalents was driven primarily by the effect of foreign exchange, the repurchase of stock, payment of dividends and capital expenditures. The ratio of current assets to current liabilities was 2.6 to 1 as of March 29, 2015 and 2.5 to 1 as of December 31, 2014.

As of March 29, 2015, we held $261.8 million in cash and cash equivalents.  Of this amount, approximately $236.5 million of cash and cash equivalents was held by foreign subsidiaries.  Our ability to fund U.S. operations from this balance could be limited by possible tax implications of moving proceeds across jurisdictions.  Our U.S. operations typically generate sufficient cash flows to meet our domestic obligations. We do anticipate some incremental expenditures in 2015 including the expected pension settlement payment and cash costs related to the Americas transformation program. We may have to borrow to fund some or all of these expected cash outlays, which we can do at reasonable interest rates by utilizing the uncommitted borrowings under our Credit Agreement. However, if amounts held by foreign subsidiaries were needed to fund operations in the United States, we could be required to accrue and pay taxes to repatriate these funds.  Such charges may include a federal tax of up to 35.0% on dividends received in the U.S., potential state income taxes and an additional withholding tax payable to foreign jurisdictions of up to 10.0%.  However, our intent is to permanently reinvest undistributed earnings of foreign subsidiaries through operations or acquisitions, and there are no current plans to repatriate the undistributed earnings to fund operations in the United States.

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

A reconciliation of net cash provided by (used in) operating activities to free cash outflow and calculation of our cash conversion rate is provided below:

	First Quarter Ended
	March 29, 2015	March 30, 2014
	(in millions)
Net cash provided by (used in) operating activities	$0.8	$(18.7)
Less: additions to property, plant, and equipment	(5.6)	(5.0)
Plus: proceeds from the sale of property, plant, and equipment	—	0.1
Free cash outflow	$(4.8)	$(23.6)

Net income from continuing operations	$11.6	$14.1

Cash conversion rate of free cash outflow to net income from continuing operations	(41.4)%	(167.4)%

Our free cash outflow improved in the first quarter of 2015 when compared to the first quarter of 2014 primarily due to the net change in working capital.

Our net debt to capitalization ratio (a non-GAAP financial measure) at March 29, 2015 was 27.2%, compared to 23.4% at December 31, 2014. The increase in net debt to capitalization ratio is primarily driven by a reduction in cash and cash equivalents at March 29, 2015, which was negatively impacted by foreign currency translation. Management believes the net debt to capitalization ratio is an appropriate supplemental measure because it helps investors understand our ability to meet our financing needs and serves as a basis to evaluate our financial structure. Our computation may not be comparable to other companies that may define their net debt to capitalization ratios differently.

A reconciliation of long-term debt (including current portion) to net debt and our net debt to capitalization ratio is provided below:

	March 29,	December 31,
	2015	2014
	(in millions)
Current portion of long-term debt	$1.7	$1.9
Plus: long-term debt, net of current portion	577.2	577.8
Less: cash and cash equivalents	(261.8)	(301.1)
Net debt	$317.1	$278.6

	March 29,	December 31,
	2015	2014
	(in millions)
Net debt	$317.1	$278.6
Plus: total stockholders’ equity	847.4	912.4
Capitalization	$1,164.5	$1,191.0
Net debt to capitalization ratio	27.2%	23.4%

We maintain letters of credit that guarantee our performance or payment to third parties in accordance with specified terms and conditions. Amounts outstanding were approximately $24.9 million as of March 29, 2015 and $23.6 million as of  December 31, 2014. Our letters of credit are primarily associated with insurance coverage and, to a lesser extent, foreign purchases and generally expire within one year of issuance. These instruments may exist or expire without being drawn down; therefore they do not necessarily represent future cash flow obligations.

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

Application of Critical Accounting Policies and Key Estimates

The preparation of our consolidated financial statements in accordance with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported. A critical accounting estimate is an assumption about highly uncertain matters and could have a material effect on the consolidated financial statements if another, also reasonable, amount were used, or a change in the estimate is reasonably likely from period to period. We base our assumptions on historical experience and on other estimates that we believe are reasonable under the circumstances. Actual results could differ significantly from these estimates.  There were no changes in accounting policies or significant changes in accounting estimates during the first three months of 2015.

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

Goodwill and other intangibles

We have made numerous acquisitions over the years which included the recognition of a significant amount of goodwill. Goodwill is tested for impairment annually or more frequently if an event or circumstance indicates that an impairment loss may have been incurred. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, and determination of the fair value of each reporting unit. We estimate the fair value of our reporting units using an income approach based on the present value of estimated future cash flows, and when appropriate, guideline public company and guideline transaction market approach.  We have eight reporting units in continuing operations, including Residential and Commercial, Dormont, Drains & Water Re-use, Water Quality, AERCO, EMEA, Blücher, and Asia-Pacific. Our Water Quality and Asia-Pacific reporting units have no remaining goodwill balances.

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

Intangible assets such as trademarks and trade names are generally recorded in connection with a business acquisition. Values assigned to intangible assets are determined by an independent valuation firm based on our estimates and judgments regarding expectations of the success and life cycle of products and technology acquired. Accounting guidance allows us to perform a qualitative impairment assessment of indefinite-lived intangible assets consistent with the goodwill guidance noted previously. For our 2014 impairment assessment we performed quantitative assessments for all indefinite-lived intangible assets. The methodology we employed was the relief from royalty method, a subset of the income approach. We also review indefinite-lived intangible assets for impairment as of October month end, or earlier if there is a triggering event or circumstance that indicates that an impairment loss may have been incurred.

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

On April 28, 2014, our Board of Directors voted to terminate the Pension Plan and Supplemental Employees Retirement Plan. These terminations follow amendments to the Pension Plan and SERP to cease (or “freeze”) benefit accruals for eligible employees under those plans effective December 31, 2011. The Pension Plan was terminated effective July 31, 2014. Distribution of plan assets pursuant to the termination will not be made until the plan termination satisfies the regulatory requirements prescribed by the Internal Revenue Service and the Pension Benefit Guaranty Corporation, which is expected to occur in late 2015. The SERP was terminated effective May 15, 2014. We will settle all liabilities under the SERP in accordance with Section 409A of the Internal Revenue Code by paying lump sums to plan participants at least twelve and no more than twenty four months following the termination date. The

Board of Directors authorized us to make such contributions to the Pension Plan and SERP as may be necessary to make the plans sufficient to settle all plan liabilities. Presently, we expect the distributions for the two plans to be completed by December 31, 2015. Based on our third-party actuary’s estimate using preliminary assumptions, our estimated cash outflow is approximately $40 million to $45 million. Refer to Note 11 in “Item 1. Financial Statements”, for further details.

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

New Accounting Standards

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, “Interest — Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs”. Under ASU 2015- 03, debt issuance costs related to a recognized debt liability will be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts.  The cost of issuing debt will no longer be recorded as a separate asset, except when incurred before receipt of the funding from the associated debt liability. ASU 2015-03 is effective in the first quarter of 2016 for public companies with calendar year ends, with early adoption permitted. The ASU requires retrospective application to all prior periods presented in the financial statements. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

In January 2015, the FASB issued ASU 2015-01, “Income Statement—Extraordinary and Unusual Items: Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items”. ASU 2015- 01 eliminates from U.S. GAAP the concept of extraordinary items as part of its initiative to reduce complexity in accounting standards. ASU 2015-01 is effective in the first quarter of 2016 for public companies with calendar year ends, with early adoption permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The ASU may be applied prospectively or retrospectively to all prior periods presented. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended March 29, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  In connection with these rules, we will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Part II.  OTHER INFORMATION

Item l.   Legal Proceedings

As disclosed in Part I, Item 1, “Product Liability, Environmental and Other Litigation Matters” and Item 3, “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2014, we are party to certain litigation.  There have been no material developments with respect to our contingencies and environmental remediation proceedings during the quarter ended March 29, 2015.

Item 1A.  Risk Factors

This report may include statements that are not historical facts and are considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements reflect our current views about future results of operations and other forward-looking information.  In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should” and “would” or similar words. You should not rely on forward-looking statements because our actual results may differ materially from those indicated by these forward-looking statements as a result of a number of important factors.  These factors include, but are not limited to, the following:  the effectiveness, the timing and the expected costs and savings associated with our ongoing restructuring and transformation programs and initiatives; the current economic and financial conditions, which can affect levels of housing starts and remodeling, affecting the markets where our products are sold, manufactured, or marketed; shortages in and pricing of raw materials and supplies; loss of market share through competition; introduction of competing products by other companies; pressure on prices from competitors, suppliers, and/or customers; changes in variable interest rates on our borrowings; identification and disclosure of material weaknesses in our internal control over financial reporting; failure to expand our markets through acquisitions; failure or delay in developing new products; lack of acceptance of new products; failure to manufacture products that meet required performance and safety standards; foreign exchange rate fluctuations; cyclicality of industries, such as plumbing and heating wholesalers and home improvement retailers, in which we market certain of our products; environmental compliance costs; product liability risks; changes in the status of current litigation, and other risks and uncertainties discussed in Part I, “Item 1A. Risk Factors” and in Note 14 of the Notes to the Consolidated Financial

Statements in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities Exchange Commission, and in other reports we file from time to time with the Securities and Exchange Commission.

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

The following table includes information with respect to shares of our Class A common stock withheld to satisfy withholding tax obligations during the three-month period ended March 29, 2015.

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2015 — January 25, 2015	759	$62.91	—	—
January 26, 2015 — February 22, 2015	7,992	$55.60	—	—
February 23, 2015 — March 29, 2015	668	$53.16	—	—
Total	9,419	$56.01	—	—

The following table includes information with respect to repurchases of our Class A common stock during the three-month period ended March 29, 2015 under our stock repurchase program.

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2015 — January 25, 2015	37,146	$59.96	37,146	$25,147,020
January 26, 2015 — February 22, 2015	49,412	$59.40	49,412	$22,211,818
February 23, 2015 — March 29, 2015	77,550	$54.68	77,550	$17,971,223
Total	164,108	$57.30	164,108

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

WATTS WATER TECHNOLOGIES, INC.

Date: May 6, 2015	By:	/s/ Robert J. Pagano, Jr.
Robert J. Pagano, Jr.
Chief Executive Officer (principal executive officer)

Date: May 6, 2015	By:	/s/ Todd A. Trapp
Todd A. Trapp
Chief Financial Officer (principal financial officer)

Date: May 6, 2015	By:	/s/ Kenneth S. Korotkin
Kenneth S. Korotkin
Chief Accounting Officer (principal accounting officer)

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description

3.1	Restated Certificate of Incorporation, as amended (1)

3.2	Amended and Restated By-Laws (2)

10	Form of Indemnification Agreement between the Registrant and certain officers and directors of the Registrant

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*                                         Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 29, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the First Quarters Ended March 29, 2015 and March 30, 2014, (iii) Consolidated Statements of Comprehensive Income (Loss) for the First Quarters Ended March 29, 2015 and March 30, 2014, (iv) Consolidated Statements of Cash Flows for the First Quarters Ended March 29, 2015 and March 30, 2014, and (v) Notes to Consolidated Financial Statements.

(1)         Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-11499) for the quarter ended July 3, 2005.

(2)         Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-11499) dated April 29, 2013.