Form 10-Q
period 2015-06-28
WATTS WATER TECHNOLOGIES INC
filed 2015-08-05
CIK 795403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 28, 2015

or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2015
Class A Common Stock, $0.10 par value	28,226,645

Class B Common Stock, $0.10 par value	6,479,290

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share information)

(Unaudited)

	June 28,	December 31,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$284.6	$301.1
Trade accounts receivable, less allowance for doubtful accounts of $10.2 million at June 28, 2015 and $10.6 million at December 31, 2014	229.0	207.8
Inventories, net:
Raw materials	99.1	104.8
Work in process	17.7	16.7
Finished goods	137.7	170.1
Total Inventories	254.5	291.6
Prepaid expenses and other assets	28.8	27.4
Deferred income taxes	48.4	45.3
Assets held for sale	34.6	1.1
Total Current Assets	879.9	874.3
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	492.7	526.7
Accumulated depreciation	(306.1)	(323.4)
Property, plant and equipment, net	186.6	203.3
OTHER ASSETS:
Goodwill	614.5	639.0
Intangible assets, net	195.7	210.1
Deferred income taxes	4.5	4.7
Other, net	12.1	16.6
TOTAL ASSETS	$1,893.3	$1,948.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$111.0	$120.8
Accrued expenses and other liabilities	139.4	138.8
Accrued pension plan settlements	40.8	40.0
Accrued compensation and benefits	45.8	44.2
Current portion of long-term debt	226.6	1.9
Total Current Liabilities	563.6	345.7
LONG-TERM DEBT, NET OF CURRENT PORTION	351.9	577.8
DEFERRED INCOME TAXES	73.8	77.4
OTHER NONCURRENT LIABILITIES	31.5	34.7
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Class A Common Stock, $0.10 par value; 80,000,000 shares authorized; 1 vote per share; issued and outstanding 28,288,685 shares at June 28, 2015 and 28,552,065 shares at December 31, 2014	2.8	2.9
Class B Common Stock, $0.10 par value; 25,000,000 shares authorized; 10 votes per share; issued and outstanding, 6,479,290 shares at June 28, 2015 and December 31, 2014	0.6	0.6
Additional paid-in capital	504.6	497.4
Retained earnings	499.9	500.6
Accumulated other comprehensive loss	(135.4)	(89.1)
Total Stockholders’ Equity	872.5	912.4
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,893.3	$1,948.0

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in millions, except per share information)

(Unaudited)

	Second Quarter Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Net sales	$386.9	$396.0	$743.1	$761.2
Cost of goods sold	241.1	257.0	466.8	488.9
GROSS PROFIT	145.8	139.0	276.3	272.3
Selling, general and administrative expenses	106.3	99.8	212.0	203.1
Restructuring and other charges, net	4.7	2.6	6.7	6.8
OPERATING INCOME	34.8	36.6	57.6	62.4
Other (income) expense:
Interest income	(0.2)	(0.2)	(0.4)	(0.3)
Interest expense	5.9	4.9	11.8	9.8
Other expense (income), net	(0.4)	(0.1)	(0.6)	0.3
Total other expense	5.3	4.6	10.8	9.8
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	29.5	32.0	46.8	52.6
Provision for income taxes	10.2	10.7	15.9	17.2
NET INCOME	$19.3	$21.3	$30.9	$35.4

BASIC EPS
Net income per share:
NET INCOME	$0.55	$0.60	$0.88	$1.00
Weighted average number of shares	35.0	35.3	35.1	35.3

DILUTED EPS
Net income per share:
NET INCOME	$0.55	$0.60	$0.88	$1.00
Weighted average number of shares	35.1	35.4	35.1	35.4

Dividends per share	$0.17	$0.15	$0.32	$0.28

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in millions)

(Unaudited)

	Second Quarter Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Net income	$19.3	$21.3	$30.9	$35.4

Other comprehensive income (loss):
Foreign currency translation adjustments	18.4	(4.3)	(46.7)	(8.6)
Defined benefit pension plans, net of tax:
Amortization of net losses included in net periodic pension cost	0.2	0.1	0.4	0.3
Other comprehensive income (loss)	18.6	(4.2)	(46.3)	(8.3)
Comprehensive income (loss)	$37.9	$17.1	$(15.4)	$27.1

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Six Months Ended
	June 28, 2015	June 29, 2014
OPERATING ACTIVITIES
Net income from continuing operations	$30.9	$35.4
Adjustments to reconcile net income from continuing operations to net cash provided by continuing operating activities:
Depreciation	15.6	16.6
Amortization of intangibles	10.3	7.4
Loss on disposal and impairment of goodwill, property, plant and equipment and other	1.3	—
Stock-based compensation	5.1	3.4
Deferred income tax benefit	(4.4)	(1.3)
Changes in operating assets and liabilities, net of effects from business acquisitions and divestures:
Accounts receivable	(27.3)	(23.2)
Inventories	9.3	(10.7)
Prepaid expenses and other assets	(1.5)	2.5
Accounts payable, accrued expenses and other liabilities	2.6	(11.7)
Net cash provided by continuing operations	41.9	18.4
INVESTING ACTIVITIES
Additions to property, plant and equipment	(12.5)	(10.6)
Proceeds from the sale of property, plant and equipment	0.1	0.2
Business acquisitions, net of cash acquired	0.7	—
Net cash used in investing activities	(11.7)	(10.4)
FINANCING ACTIVITIES
Payments of long-term debt	(0.8)	(0.9)
Payment of capital leases and other	(2.9)	(2.5)
Proceeds from share transactions under employee stock plans	1.2	4.7
Tax benefit of stock awards exercised	0.1	1.3
Payments to repurchase common stock	(19.5)	(20.0)
Debt issue costs	—	(2.0)
Dividends	(11.3)	(9.9)
Net cash used in financing activities	(33.2)	(29.3)
Effect of exchange rate changes on cash and cash equivalents	(13.5)	(2.3)
DECREASE IN CASH AND CASH EQUIVALENTS	(16.5)	(23.6)
Cash and cash equivalents at beginning of year	301.1	267.9
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$284.6	$244.3

NON-CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of businesses:
Fair value of assets acquired	$(0.3)	$—
Cash paid, net of cash acquired	(0.7)	—
Liabilities assumed	$0.4	$—
Acquisitions of fixed assets under financing agreement	$0.2	$—
Issuance of stock under management stock purchase plan	$0.3	$0.2

CASH PAID FOR:
Interest	$11.0	$9.5
Income taxes	$12.6	$15.5

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.     Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the Watts Water Technologies, Inc. (the Company) Consolidated Balance Sheet as of June 28, 2015, the Consolidated Statements of Operations for the second quarters and six months ended June 28, 2015 and June 29, 2014, the Consolidated Statements of Comprehensive Income (Loss) for the second quarters and six months ended June 28, 2015 and June 29, 2014, and the Consolidated Statements of Cash Flows for the six months ended June 28, 2015 and June 29, 2014.

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

Goodwill and Long-Lived Assets

During the second quarter of 2015, $4.1 million of goodwill in the Americas segment was reclassified to assets held for sale.  Refer to Note 6 Assets Held for Sale for further discussion. Also during the second quarter of 2015, the working capital adjustment relating to the AERCO International, Inc. (“AERCO”) acquisition was finalized resulting in a $0.7 million reduction in the purchase price and   goodwill recorded in the Americas segment.  The final purchase price after the adjustment was $271.5 million.

The changes in the carrying amount of goodwill by geographic segment are as follows:

	June 28, 2015
	Gross Balance				Accumulated Impairment Losses			Net Goodwill
	Balance January 1, 2015	Acquired During the Period	Foreign Currency Translation and Other	Balance June 28, 2015	Balance January 1, 2015	Impairment Loss During the Period	Balance June 28, 2015	June 28, 2015
	(in millions )
Americas	$398.0	$—	$(5.7)	$392.3	$(24.5)	$—	$(24.5)	$367.8
Europe, Middle East and Africa (EMEA)	265.5	—	(18.8)	246.7	—	—	—	246.7
Asia-Pacific	12.9	—	—	12.9	(12.9)	—	(12.9)	—
Total	$676.4	$—	$(24.5)	$651.9	$(37.4)	$—	$(37.4)	$614.5

	June 29, 2014
	Gross Balance				Accumulated Impairment Losses			Net Goodwill
	Balance January 1, 2014	Acquired During the Period	Foreign Currency Translation and Other	Balance June 29, 2014	Balance January 1, 2014	Impairment Loss During the Period	Balance June 29, 2014	June 29, 2014
	(in millions)
Americas	$224.7	$—	$(0.1)	$224.6	$(24.5)	$—	$(24.5)	$200.1
EMEA	301.3	—	(2.8)	298.5	—	—	—	298.5
Asia-Pacific	13.3	—	(0.4)	12.9	—	—	—	12.9
Total	$539.3	$—	$(3.3)	$536.0	$(24.5)	$—	$(24.5)	$511.5

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

Intangible assets include the following:

	June 28, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Patents	$16.2	$(13.7)	$2.5	$16.2	$(13.3)	$2.9
Customer relationships	204.4	(94.7)	109.7	206.7	(87.5)	119.2
Technology	41.9	(14.6)	27.3	42.1	(12.9)	29.2
Trade Names	20.4	(5.1)	15.3	20.6	(4.2)	16.4
Other	9.5	(5.8)	3.7	9.5	(5.7)	3.8
Total amortizable intangibles	292.4	(133.9)	158.5	295.1	(123.6)	171.5
Indefinite-lived intangible assets	37.2	—	37.2	38.6	—	38.6
Total	$329.6	$(133.9)	$195.7	$333.7	$(123.6)	$210.1

Aggregate amortization expense for amortizable intangible assets for the second quarters of 2015 and 2014 was $5.2 million and $3.7 million, respectively, and for the first six months of 2015 and 2014 was $10.3 million and $7.4 million, respectively.  Additionally, future amortization expense for the next five years on amortizable intangible assets is expected to be approximately $10.3 million for the remainder of 2015, $19.1 million for 2016, $18.8 million for 2017, $15.6 million for 2018 and $11.8 million for 2019. Amortization expense is recorded on a straight-line basis over the estimated useful lives of the intangible assets. The weighted-average remaining life of total amortizable intangible assets is 12.1 years. Patents, customer relationships, technology, trade names and other amortizable intangibles have weighted-average remaining lives of 4.7 years, 11.8 years, 10.0 years, 14.2 years and 33.0 years, respectively. Indefinite-lived intangible assets primarily include trademarks and trade names.

Stock-Based Compensation

The Company maintains one stock incentive plan, the Second Amended and Restated 2004 Stock Incentive Plan (the “2004 Stock Incentive Plan”).  Under this plan, key employees have been granted nonqualified stock options to purchase the Company’s Class A common stock. Options typically become exercisable over a four-year period at the rate of 25% per year and expire ten years after the grant date. However, with the introduction in 2014 of performance stock units discussed below, most options granted in 2014 become exercisable over a three-year period at the rate of one-third per year.  Options granted under the plan may have exercise prices of not less than 100% of the fair market value of the Class A common stock on the date of grant. The Company’s practice has been to grant all options at fair market value on the grant date. The Company did not issue any stock options in the first six months of 2015 and issued 4,808 stock options during the first six months of 2014.

The Company grants shares of restricted stock and deferred shares to key employees and stock awards to non-employee members of the Company’s Board of Directors under the 2004 Stock Incentive Plan.  Stock awards to non-employee members of the Company’s Board of Directors are fully vested upon grant.  Employees’ restricted stock awards and deferred shares typically vest over a three-year period at the rate of one-third per year. However, with the introduction in 2014 of performance stock units discussed below, most restricted stock awards and deferred shares granted in 2014 vest over a two-year period at the rate of 50% per year. The restricted stock awards and deferred shares are amortized to expense on a straight-line basis over the vesting period. The Company issued 60,278 and 41,885 shares of restricted stock in the first six months of 2015 and 2014, respectively.

Beginning in 2014, the Company also granted performance stock units to key employees under the 2004 Stock Incentive Plan.  Performance stock units vest at the end of the performance period set by the Compensation Committee of our Board of Directors at the

time of grant.  Upon vesting, the number of shares of the Company’s Class A common stock awarded to each performance stock unit recipient will be determined based on the Company’s performance relative to certain performance goals set at the time the performance stock units were granted.   The recipient of a performance stock unit award may earn from no shares to twice the number of target shares awarded to such recipient.  The performance stock units are amortized to expense over the vesting period, and based on the Company’s performance relative to the performance goals, may be adjusted.  If the performance goals are not met, no awards are earned and previously recognized compensation expense is reversed. The Company awarded 631 performance stock units in the first six months of 2015, and did not award any performance stock units in the first six months of 2014.

The Company has a Management Stock Purchase Plan that allows for the purchase of restricted stock units (RSUs) by key employees.  On an annual basis, key employees may elect to receive a portion of their annual incentive compensation in RSUs instead of cash.  Each RSU represents one share of Class A common stock and is purchased by the employee at 67% of the fair market value of the Company’s Class A common stock on the date of grant.  RSUs vest either annually over a three-year period from the grant date or upon the third anniversary of the grant date and receipt of the shares underlying RSUs is deferred for a minimum of three years or such greater number of years as is chosen by the employee.  An aggregate of 2,000,000 shares of Class A common stock may be issued under the Management Stock Purchase Plan. The Company granted 59,995 RSUs and 30,561 RSUs in the first six months of 2015 and 2014, respectively.

The fair value of each RSU issued under the Management Stock Purchase Plan is estimated on the date of grant using the Black-Scholes-Merton Model based on the following weighted average assumptions:

	2015	2014
Expected life (years)	3.0	3.0
Expected stock price volatility	23.4%	31.2%
Expected dividend yield	1.2%	0.9%
Risk-free interest rate	1.1%	0.7%

The above assumptions were used to determine the RSUs weighted average grant-date fair value of $19.04 and $22.57 in 2015 and 2014, respectively.

A more detailed description of each of these plans can be found in Note 12 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Shipping and Handling

The Company’s shipping and handling costs included in selling, general and administrative expenses were $13.8 million and $15.8 million for the second quarters of 2015 and 2014, respectively, and were $28.2 million and $30.5 million for the first six months of 2015 and 2014, respectively.

Research and Development

Research and development costs included in selling, general and administrative expenses were $6.3 million and $5.6 million for the second quarters of 2015 and 2014, respectively, and were $12.7 million and $11.9 million for the first six months of 2015 and 2014, respectively.

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

New Accounting Standards

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, “Interest — Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs”. Under ASU 2015-03, debt issuance costs related to a recognized debt liability will be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts.  The cost of issuing debt will no longer be recorded as a separate asset, except when incurred before receipt of the funding from the associated debt liability. ASU 2015-03 is effective in the first quarter of 2016 for public companies with calendar year ends, with early adoption permitted. The ASU requires retrospective application to all prior periods presented in the financial statements. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

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

3.     Acquisitions

On December 1, 2014, the Company completed the acquisition of AERCO in a share purchase transaction. The aggregate purchase price was $271.5 million and was financed from a borrowing under the Company’s Credit Agreement. During the second quarter of 2015, the working capital adjustment was finalized resulting in a $0.7 million reduction in the final purchase price.

The Company accounted for the transaction as a business combination. The Company completed a purchase price allocation that resulted in the recognition of $173.3 million in goodwill and $102.4 million in intangible assets. The goodwill balance was reduced during the second quarter of 2015 primarily related to the finalization of the working capital adjustment. Intangible assets consist primarily of customer relationships valued at $78.5 million with estimated lives of 16 years, developed technology valued at $15.8 million with estimated lives of 10 years and trade name valued at $7.4 million with a 20 year life. The goodwill is attributable to the workforce of AERCO and the strategic platform adjacency that will allow Watts to extend its product offerings as a result of the acquisition. Approximately $19.4 million of the goodwill is deductible for tax purposes. The following table summarizes the value of the assets and liabilities acquired (in millions):

Accounts receivable	$17.2
Inventory	16.3
Fixed assets	7.7
Deferred tax assets	8.2
Other assets	7.6
Intangible assets	102.4
Goodwill	173.3
Accounts payable	(6.8)
Accrued expenses and other	(18.4)
Deferred tax liability	(36.0)
Purchase price	$271.5

The consolidated statement of operations for the second quarter and the six months ended June 28, 2015 includes the results of AERCO.  The second quarter and the six months ended June 28, 2015 results include $32.4 million and $54.6 million of revenues, respectively, and $6.1 million and $7.3 million of operating income, respectively, attributable to AERCO.  The six months ended June 28, 2015 operating income of AERCO includes $0.9 million of purchase accounting charges.

Supplemental pro-forma information

Had the acquisition of AERCO been completed at the beginning of 2014, the Company’s consolidated net sales, net income from continuing operations and earnings per share from continuing operations would have been as follows:

	Second Quarter Ended		Six Months Ended
Amounts in millions (except per share information)	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Net sales	$386.9	$426.1	$743.1	$809.8
Net income from continuing operations	$19.3	$24.4	$31.6	$37.7
Net income per share:
Basic EPS—continuing operations	$0.55	$0.69	$0.90	$1.07
Diluted EPS—continuing operations	$0.55	$0.69	$0.90	$1.07

Net income from continuing operations for the second quarter and six months ended June 29, 2014 was adjusted to include $0.9 million and $1.6 million, respectively, of net interest expense related to the financing of the acquisition and $1.1 million and $2.2 million, respectively, of net amortization expense resulting from the estimated allocation of purchase price to amortizable tangible and intangible assets. Net income from continuing operations for the six months ended June 28, 2015 was also adjusted to exclude $0.7 million of net acquisition-related charges.

4.     Financial Instruments and Derivative Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including deferred compensation plan assets and related liability, and contingent consideration. There were no designated cash flow hedges as of June 28, 2015 and December 31, 2014. The fair values of these certain financial assets and liabilities were determined using the following inputs at June 28, 2015 and December 31, 2014:

	Fair Value Measurements at June 28, 2015 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Assets
Plan asset for deferred compensation(1)	$3.6	$3.6	$—	$—
Total assets	$3.6	$3.6	$—	$—
Liabilities
Plan liability for deferred compensation(2)	$3.6	$3.6	$—	$—
Total liabilities	$3.6	$3.6	$—	$—

	Fair Value Measurements at December 31, 2014 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Assets
Plan asset for deferred compensation(1)	$4.0	$4.0	$—	$—
Total assets	$4.0	$4.0	$—	$—
Liabilities
Plan liability for deferred compensation(2)	$4.0	$4.0	$—	$—
Contingent consideration(3)	2.5	—	—	2.5
Total liabilities	$6.5	$4.0	$—	$2.5

(1)         Included on the Company’s consolidated balance sheet in other assets (other, net).

(2)         Included on the Company’s consolidated balance sheet in accrued compensation and benefits.

(3)         Included on the Company’s consolidated balance sheet in accrued expenses and other liabilities as of December 31, 2014.

The table below provides a summary of the changes in fair value of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period December 31, 2014 to June 28, 2015.

	Balance		Total realized and unrealized (gains) losses included in:		Balance
	December 31, 2014	Settlements	Net earnings adjustments	Comprehensive income	June 28, 2015
	(in millions)
Contingent consideration	$2.5	$2.3	$—	$0.2	$—

The $2.5 million contingent consideration liability balance at December 31, 2014 related to the tekmar Control Systems acquisition in 2012. This liability was classified as Level 3 under the fair value hierarchy as it was based on the probability of achievement of a future performance metric as of the date of the acquisition, which was not observable in the market. The final contingent consideration payment of $2.3 million was made in the second quarter of 2015.

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

	June 28,	December 31,
	2015	2014
	(in millions)
Carrying amount	$578.5	$579.7
Estimated fair value	$591.5	$599.3

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

5.     Restructuring and Other Charges, Net

The Company’s Board of Directors approves all major restructuring programs that may involve the discontinuance of significant product lines or the shutdown of significant facilities. From time to time, the Company takes additional restructuring actions, including involuntary terminations that are not part of a major program. The Company accounts for these costs in the period that the individual employees are notified or the liability is incurred. These costs are included in restructuring and other charges in the Company’s consolidated statements of operations.

A summary of the pre-tax cost by restructuring program is as follows:

	Second Quarter Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(in millions)
Restructuring costs:
2015 Actions	$4.0	$—	$5.3	$—
2013 Actions	—	2.1	0.5	2.5
Other Actions	0.7	0.5	0.9	4.3
Total restructuring and other charges, net	$4.7	$2.6	$6.7	$6.8

The Company recorded pre-tax restructuring and other charges, net in its business segments as follows:

	Second Quarter Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(in millions)
Americas	$0.7	$0.4	$2.0	$2.3
EMEA	0.7	2.2	1.5	3.7
Asia-Pacific	3.3	—	3.3	—
Corporate	—	—	(0.1)	0.8
Total	$4.7	$2.6	$6.7	$6.8

2015 Actions

On February 17, 2015, the Board of Directors of the Company approved the initial phase of a restructuring program relating to the transformation of the Company’s Americas and Asia-Pacific businesses, which primarily involves product line rationalization efforts relating to non-core products. The Company expects to ultimately eliminate between $175 million to $200 million of the combined Americas and Asia-Pacific net sales primarily within the Company’s do-it-yourself (DIY) distribution channel (the “program”).

On July 29, 2015, the Company entered into a definitive agreement with Sioux Chief Mfg. Co., Inc. (“Sioux Chief”) to sell the Company’s fittings, brass & tubular and vinyl tubing product lines and associated assets in the Americas.  The Company estimates that the total pre-tax program cost will approximate the mid-point of the $27 million to $50 million range previously disclosed in the first quarter of 2015. The total non-cash charges for this program are expected to be $17 million to $25 million, and the net after-tax charge is expected to be $22 million to $40 million. As of June 28, 2015, the assets associated with the product lines in the Americas have been classified as ‘Held for Sale’ as all of the required criteria had been met. Refer to Note 6 Assets Held for Sale for further discussion.

During the second quarter ended June 28, 2015, the Company recorded a $3.7 million pre-tax restructuring charge and liability relating to severance costs in the Americas and Asia-Pacific, $0.3 million pre-tax restructuring charge relating to accelerated depreciation and amortization of long-lived assets in the Americas and other transformation and deployment costs in SG&A of $1.9 million.

During the first quarter ended March 29, 2015, the Company recorded a $1.3 million pre-tax restructuring charge and liability relating to facility site clean-up costs at one of the affected locations in the Americas and other transformation and deployment costs in SG&A of $1.5 million.

During the fourth quarter and year ended December 31, 2014, the Company recorded a $15.2 million pre-tax charge relating to the program, consisting of goodwill impairment of $12.9 million, an indefinite-lived intangible asset impairment of $0.5 million, and other transformation and deployment costs of $1.8 million recorded in SG&A. The goodwill impairment charge was based on a quantitative assessment of the Asia-Pacific reporting unit goodwill performed as a result of it being more likely than not that the Asia-Pacific reporting unit’s third party and intersegment net sales would be significantly reduced as a result of the program.

The total pre-tax program costs incurred to date are $23.9 million, including restructuring costs of $5.3 million, goodwill and intangible asset impairments of $13.4 million and other transformation and deployment costs of $5.2 million.  The other transformation and deployment costs include consulting fees and other associated costs. The following table summarizes total expected, incurred and remaining pre-tax restructuring costs for the Company’s initial phase of the Americas and Asia-Pacific 2015 transformation program by type:

	Severance	Legal and consultancy	Asset write-downs	Facility exit and other	Total
	(in millions)
Expected costs	$5.4	$0.4	$1.7	$3.5	$11.0
Costs incurred—first quarter 2015	—	—	—	(1.3)	(1.3)
Costs incurred—second quarter 2015	(3.7)	—	(0.3)	—	(4.0)
Remaining costs at June 28, 2015	$1.7	$0.4	$1.4	$2.2	$5.7

The following table summarizes total incurred, incurred to date and expected pre-tax restructuring costs by business segment for the Company’s initial phase of the Americas and Asia-Pacific 2015 transformation program:

	Second Quarter Ended	Six Months Ended
	June 28, 2015	June 28, 2015	Incurred to Date	Total Expected Costs
	(in millions)
Asia-Pacific	$3.3	$3.3	$3.3	$5.4
Americas	0.7	2.0	2.0	5.6
Total restructuring costs	$4.0	$5.3	$5.3	$11.0

Details of the restructuring reserve activity for the Company’s initial phase of the Americas and Asia-Pacific 2015 transformation program for the six months ended June 28, 2015 are as follows:

	Severance	Asset write-downs	Facility exit and other	Total
	(in millions)
Balance at December 31, 2014	$—	$—	$—	$—
Net pre-tax restructuring charges	—	—	1.3	1.3
Utilization and foreign currency impact	—	—	—	—
Balance at March 29, 2015	$—	$—	$1.3	$1.3
Net pre-tax restructuring charges	3.7	0.3	—	4.0
Utilization and foreign currency impact	—	(0.3)	—	(0.3)
Balance at June 28, 2015	$3.7	$—	$1.3	$5.0

2013 Actions

On July 30, 2013, the Board of Directors authorized a restructuring program with respect to the Company’s EMEA segment to reduce its European manufacturing footprint, improve organizational and operational efficiency and better align costs with expected revenues in response to changing market conditions. Total pre-tax costs for the program were $8.4 million and were incurred from the third quarter of 2013 to the first quarter of 2015. The total charges for this program included costs for severance benefits, relocation, site clean-up, professional fees and certain asset write-downs. The total net after-tax charge for the restructuring program was approximately $5.9 million. The net after-tax charges incurred in the first six months of 2015 and 2014 were $0.4 million and $1.7 million, respectively.

Other Actions

The Company also periodically initiates other actions which are not part of a major program.  In the fourth quarter of 2014, management initiated certain restructuring actions and strategic initiatives with respect to the Company’s EMEA segment in response to the ongoing economic challenges in Europe and additional product rationalization. The restructuring actions primarily include expected severance benefits and limited costs relating to asset write offs, professional fees and relocation.  The total pre-tax charge for these restructuring initiatives is expected to be approximately $9.9 million, of which approximately $7.7 million were incurred as of June 28, 2015 for the program to date. The remaining expected costs relate to severance, asset write-offs and relocation costs and are expected to be completed by the end of the fourth quarter of fiscal 2016.  The restructuring reserve for these actions as of June 28, 2015 relates to the severance recorded in the prior year.

The following table summarizes total expected, incurred and remaining pre-tax restructuring costs for the EMEA 2014 restructuring actions:

	Severance	Legal and consultancy	Asset write-downs	Facility exit and other	Total
	(in millions)
Expected costs	$8.8	$0.2	$0.8	$0.1	$9.9
Costs incurred—2014	(6.9)	—	—	—	(6.9)
Costs incurred—first quarter 2015	—	(0.2)	(0.1)	—	(0.3)
Costs incurred—second quarter 2015	(0.5)	—	—	—	(0.5)
Remaining costs at June 28, 2015	$1.4	$—	$0.7	$0.1	$2.2

Details of the Company’s EMEA 2014 restructuring reserve activity for the six months ended June 28, 2015 are as follows:

	Severance	Legal and consultancy	Asset write-downs	Total
	(in millions)
Balance at December 31, 2014	$6.9	$—	$—	$6.9
Net pre-tax restructuring charges	—	0.2	0.1	0.3
Utilization and foreign currency impact	(0.8)	(0.2)	(0.1)	(1.1)
Balance at March 29, 2015	$6.1	$—	$—	$6.1
Net pre-tax restructuring charges	0.5	—	—	0.5
Utilization and foreign currency impact	(0.2)	—	—	(0.2)
Balance at June 28, 2015	$6.4	$—	$—	$6.4

In 2014, the Company initiated restructuring activities in the Americas and Corporate to reduce costs through reductions-in-force.  Total pre-tax restructuring expense of $2.7 million was incurred in the first quarter of 2014 relating to these initiatives and the related restructuring reserves have been fully utilized.

6.     Assets Held for Sale

Sale of Certain Americas Product lines

During the second quarter of 2015, the Company classified certain assets related to the Americas product lines being rationalized as part of the 2015 Actions referred to in Note 5, as assets held for sale.   The carrying amounts of the assets presented in the June 28, 2015 Consolidated Balance Sheet as assets held for sale relating to the 2015 Actions were as follows:

June 28,
2015
(in millions)
Inventories, net	$20.5
Other assets	3.1
Property, plant and equipment, net	4.7
Goodwill	4.1
Assets held for sale	$32.4

On July 29, 2015, the Company entered into a definitive agreement with Sioux Chief to sell the Company’s brass fittings, brass & tubular and vinyl tubing product lines and the associated held for sale assets in the Americas. The selling price will be approximately $35.5 million, and the transaction is expected to result in a minimal gain on sale.  The sale is expected to close by the end of the third quarter of 2015, and is subject to customary closing conditions.

Assets held for sale in the June 28, 2015 Consolidated Balance Sheet of $34.6 million also includes two buildings in EMEA with a combined carrying amount of $2.2 million.

7.     Earnings per Share

The following tables set forth the reconciliation of the calculation of earnings per share:

	For the Second Quarter Ended June 28, 2015			For the Second Quarter Ended June 29, 2014
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(amounts in millions, except per share amounts)
Basic EPS:
Net income	$19.3	35.0	$0.55	$21.3	35.3	$0.60
Effect of dilutive securities:
Common stock equivalents		0.1			0.1
Diluted EPS:
Net income	$19.3	35.1	$0.55	$21.3	35.4	$0.60

Options to purchase 0.3 million shares of Class A common stock were outstanding during the second quarters of 2015 and 2014, respectively, but were not included in the computation of diluted EPS because to do so would be anti-dilutive.

	For the First Six Months Ended June 28, 2015			For the First Six Months Ended June 29, 2014
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(amounts in millions, except per share amounts)
Basic EPS:
Net income	$30.9	35.1	$0.88	$35.4	35.3	$1.00
Effect of dilutive securities:
Common stock equivalents		—			0.1
Diluted EPS:
Net income	$30.9	35.1	$0.88	$35.4	35.4	$1.00

Options to purchase 0.3 million shares of Class A common stock were outstanding during the first six months of 2015 and 2014, respectively, but were not included in the computation of diluted EPS because to do so would be anti-dilutive.

On April 30, 2013, the Company’s Board of Directors authorized the repurchase of up to $90 million of the Company’s Class A common stock from time to time on the open market or in privately negotiated transactions.  In connection with this repurchase program, the Company entered into a Rule 10b5-1 plan, which permits shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws.  The repurchase program may be suspended or discontinued at any time, subject to the terms of the Rule 10b5-1 plan with respect to the repurchase program.  During the second quarter ended June 28, 2015, the Company repurchased approximately 185,000 shares of Class A common stock at a cost of approximately $10.1 million.  During the first six months of 2015, the Company repurchased approximately 349,000 shares of Class A common stock at a cost of approximately $19.5 million.  During the second quarter ended June 29, 2014, the Company repurchased approximately 186,000 shares of Class A common stock at a cost of approximately $10.6 million.  During the six months ended June 29, 2014, the Company repurchased approximately 347,000 shares of Class A common stock at a cost of approximately $20.0 million.  As of June 28, 2015, there was approximately $8 million remaining authorized for share repurchase under this program.

On July 27, 2015, the Company’s Board of Directors authorized the repurchase of up to $100 million of the Company’s Class A common stock from time to time on the open market or in privately negotiated transactions.  The timing and number of shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors.  Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws.  The repurchase program may be suspended or discontinued at any time, subject to the terms of any Rule 10b5-1 plan the Company may enter into with respect to the repurchase program.  The Company plans to complete repurchases under the previously existing stock repurchase program before initiating any purchases under the new program.

8.     Segment Information

The Company operates in three geographic segments: Americas, EMEA, and Asia-Pacific. AERCO is included in the Americas segment results for the second quarter and the first six months ended June 28, 2015.  Each of these segments is managed separately and has separate financial results that are reviewed by the Company’s chief operating decision-maker. All intercompany sales transactions have been eliminated. Sales by region are based upon location of the entity recording the sale. The accounting policies for each segment are the same as those described in the summary of significant accounting policies.

The following is a summary of the Company’s significant accounts and balances by segment, reconciled to the consolidated totals:

	Second Quarter Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(in millions)
Net sales
Americas	$262.8	$241.8	$500.2	$460.9
EMEA	112.2	143.9	221.2	283.0
Asia-Pacific	11.9	10.3	21.7	17.3
Consolidated net sales	$386.9	$396.0	$743.1	$761.2

Operating income (loss)
Americas	$36.1	$29.0	$60.3	$51.6
EMEA	9.4	13.1	14.8	22.0
Asia-Pacific	(1.8)	2.1	(0.3)	3.0
Subtotal reportable segments	43.7	44.2	74.8	76.6

Corporate (*)	(8.9)	(7.6)	(17.2)	(14.2)
Consolidated operating income	34.8	36.6	57.6	62.4

Interest income	0.2	0.2	0.4	0.3
Interest expense	(5.9)	(4.9)	(11.8)	(9.8)
Other income (expense), net	0.4	0.1	0.6	(0.3)
Income from continuing operations before income taxes	$29.5	$32.0	$46.8	$52.6
Capital expenditures
Americas	$4.1	$2.7	$8.2	$4.9
EMEA	2.6	2.6	3.8	5.1
Asia-Pacific	0.2	0.3	0.5	0.6
Consolidated capital expenditures	$6.9	$5.6	$12.5	$10.6

Depreciation and amortization
Americas	$7.1	$4.9	$14.1	$9.7
EMEA	5.2	6.8	10.6	13.4
Asia-Pacific	0.6	0.4	1.2	0.9
Consolidated depreciation and amortization	$12.9	$12.1	$25.9	$24.0

Identifiable assets (at end of period)
Americas			$1,071.9	$768.2
EMEA			737.0	877.9
Asia-Pacific			84.4	80.6
Consolidated identifiable assets			$1,893.3	$1,726.7

Property, plant and equipment, net (at end of period)
Americas			$85.8	$84.0
EMEA			88.4	114.7
Asia-Pacific			12.4	13.6
Consolidated property, plant and equipment, net			$186.6	$212.3

*   Corporate expenses are primarily for administrative compensation expense, internal controls costs, professional fees, including corporate-related legal and audit expenses, shareholder services and benefit administration costs.

The above operating segments are presented on a basis consistent with the presentation included in the Company’s December 31, 2014 consolidated financial statements included in its Annual Report on Form 10-K. The EMEA segment was significantly impacted by foreign currency translation in the first six months of 2015 compared to the first six months of 2014.

The U.S. property, plant and equipment of the Company’s Americas segment was $82.0 million and $79.5 million at June 28, 2015 and June 29, 2014, respectively.  The following includes U.S. net sales of the Company’s Americas segment:

	Second Quarter Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(in millions)

U.S. net sales	$244.4	$222.1	$465.8	$423.7

The following includes intersegment sales for Americas, EMEA and Asia-Pacific:

	Second Quarter Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(in millions)
Intersegment Sales
Americas	$1.9	$1.9	$3.7	$3.1
EMEA	2.8	3.8	5.5	7.4
Asia-Pacific	32.6	41.4	63.1	80.4
Intersegment sales	$37.3	$47.1	$72.3	$90.9

9.     Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income consists of the following:

	Foreign Currency Translation	Pension Adjustment	Accumulated Other Comprehensive Income (Loss)
	(in millions)

Balance December 31, 2014	$(53.0)	$(36.1)	$(89.1)
Change in period	(65.1)	0.2	(64.9)
Balance March 29, 2015	$(118.1)	$(35.9)	$(154.0)
Change in period	18.4	0.2	18.6
Balance June 28, 2015	$(99.7)	$(35.7)	$(135.4)

Balance December 31, 2013	$37.9	$(25.9)	$12.0
Change in period	(4.3)	0.2	(4.1)
Balance March 30, 2014	$33.6	$(25.7)	$7.9
Change in period	(4.3)	0.1	(4.2)
Balance June 29, 2014	$29.3	$(25.6)	$3.7

10.  Debt

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

Borrowings outstanding under the Credit Agreement bear interest at a fluctuating rate per annum equal to an applicable percentage equal to (1) in the case of Eurocurrency rate loans, the British Bankers Association LIBOR rate plus an applicable percentage, ranging from 0.975% to 1.45%, determined by reference to the Company’s consolidated leverage ratio, or (2) in the case of base rate loans and swing line loans, the highest of (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such day as announced by JPMorgan Chase Bank, N.A. as its “prime rate,” and (c) the British Bankers Association LIBOR rate plus 1.0%, plus an applicable percentage, ranging from 0.00% to 0.45%, determined by reference to the Company’s consolidated leverage ratio. In addition to paying interest under the Credit Agreement, the Company is also required to pay certain fees in connection with the credit facility, including, but not limited to, an unused facility fee and letter of credit fees.  Under the Credit Agreement, the Company is required to satisfy and maintain specified financial ratios and other financial condition tests.  The Company may repay loans outstanding under the Credit Agreement from time to time without premium or penalty, other than customary breakage costs, if any, and subject to the terms of the Credit Agreement. As of June 28, 2015, the Company was in compliance with all covenants related to the Credit Agreement and had $200.2 million of unused and available credit under the Credit Agreement and $24.8 million of stand-by letters of credit outstanding on the Credit Agreement. The Company had $275 million of borrowings outstanding under the Credit Agreement at June 28, 2015.

The Company is a party to several note agreements as further detailed in Note 10 of Notes to Consolidated Financial Statements of the Annual Report on Form 10-K for the year ended December 31, 2014.   The Company reclassified $225.0 million of 5.85% senior unsecured notes due April 2016 from long-term debt to current portion of long-term debt on the balance sheet as of June 28, 2015.  These note agreements require the Company to maintain a fixed charge coverage ratio of consolidated EBITDA plus consolidated rent expense during the period to consolidated fixed charges.  Consolidated fixed charges are the sum of consolidated interest expense for the period and consolidated rent expense.  As of June 28, 2015, the Company was in compliance with all covenants regarding these note agreements.

11.  Contingencies and Environmental Remediation

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

As of June 28, 2015, the Company estimates that the aggregate amount of reasonably possible loss in excess of the amount accrued for its legal contingencies is approximately $4.5 million pre-tax. With respect to the estimate of reasonably possible loss, management has estimated the upper end of the range of reasonably possible loss based on (i) the amount of money damages claimed, where applicable, (ii) the allegations and factual development to date, (iii) available defenses based on the allegations, and/or (iv) other potentially liable parties. This estimate is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimate will change from time to time, and actual results may vary significantly from the current estimate. In the event of an unfavorable outcome in one or more of the matters described below, the ultimate liability may be in excess of amounts currently accrued, if any, and may be material to the Company’s operating results or cash flows for a particular quarterly or annual period. However, based on information currently known to it, management believes that the ultimate outcome of all matters, as they are resolved over time, is not likely to have a material adverse effect on the financial condition of the Company, though the outcome could be material to the Company’s operating results for any particular period depending, in part, upon the operating results for such period.

Connector Class Actions

In November and December 2014, Watts Water Technologies, Inc. and Watts Regulator Co. were named as defendants in three separate putative nationwide class action complaints (Meyers v. Watts Water Technologies, Inc., United States District Court for the Southern District of Ohio; Ponzo v. Watts Regulator Co., United States District Court for the District of Massachusetts; Sharp v. Watts Regulator Co., United States District Court for the District of Massachusetts) seeking to recover damages and other relief based on the alleged failure of water heater connectors.  On June 26, 2015, plaintiffs in the three actions filed a consolidated amended complaint, Ponzo v. Watts Regulator Co., in the United States District Court for the District of Massachusetts. The complaint seeks among other items, damages in an unspecified amount, replacement costs, injunctive relief, declaratory relief, and attorneys’ fees and costs.

In February 2015, Watts Water Technologies, Inc. and Watts Regulator Co. were named as defendants in a putative nationwide class action complaint (Klug v. Watts Water Technologies, Inc., et  al., United States District Court for the District of Nebraska) seeking to recover damages and other relief based on the alleged failure of the Company’s Floodsafe connectors.  On June 26, 2015, the Company filed a partial motion to dismiss the complaint.  In response, on July 17, 2015, plaintiff filed an amended complaint, Klug v. Watts Water Technologies, Inc., et  al., United States District Court for the District of Nebraska. The complaint seeks among other items, damages in an unspecified amount, injunctive relief, declaratory relief, and attorneys’ fees and costs.

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

Asbestos Litigation

The Company is defending approximately 280 lawsuits in different jurisdictions, alleging injury or death as a result of exposure to asbestos.  The complaints in these cases typically name a large number of defendants and do not identify any particular Company products as a source of asbestos exposure.  To date, discovery has failed to yield evidence of substantial exposure to any Company products and no judgments have been entered against the Company.

Other Litigation

Other lawsuits and proceedings or claims, arising from the ordinary course of operations, are also pending or threatened against the Company.

12.  Defined Benefit Plans

For the majority of its U.S. employees, the Company sponsors a funded non-contributory defined benefit pension plan, the Watts Water Technologies, Inc. Pension Plan (the “Pension Plan”), and an unfunded non-contributory defined benefit pension plan, the Watts Water Technologies, Inc. Supplemental Employees Retirement Plan (the “SERP”). Benefits are based primarily on years of service and employees’ compensation. The funding policy of the Company for these plans is to contribute an annual amount that meets the Pension Plan’s minimum funding requirements and does not exceed the maximum amount that can be deducted for federal income tax purposes. On October 31, 2011, the Company’s Board of Directors voted to cease accruals effective December 31, 2011 under both the Company’s Pension Plan and the SERP. On April 28, 2014, the Company’s Board of Directors voted to terminate the Company’s Pension Plan and the SERP.  The Board of Directors authorized the Company to make such contributions to the Pension Plan and SERP as may be necessary to make the plans sufficient to settle all plan liabilities.

The Pension Plan was terminated effective July 31, 2014, and on June 4, 2015 the Company received the Internal Revenue Service (IRS) favorable determination letter for terminating the Pension Plan. The Pension Plan is now moving through the distribution phase of the plan termination process and the Company expects all plan assets to be fully distributed by the end of the third quarter of 2015.  Except for retirees receiving payments under the Pension Plan (or “in pay status”), participants in the Pension Plan will have the choice of receiving either a single lump sum payment or an annuity.  Retirees in pay status will continue to receive payments of their pension plan benefits pursuant to their current annuity elections.  The Company will purchase annuity contracts from an insurance company for all retirees and participants that choose annuities as a payment option under the Pension Plan.

The SERP was terminated effective May 15, 2014. The Company will settle all liabilities under the SERP in accordance with Section 409A of the Internal Revenue Code by paying lump sums to plan participants.  The Company expects all payments to be made by the end of the third quarter of 2015.

The components of net periodic benefit cost are as follows:

	Second Quarter Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(in millions)
Service cost — administrative costs	$0.4	$0.1	$0.8	$0.3
Interest costs on benefits obligation	1.4	1.5	2.8	3.0
Expected return on assets	(1.2)	(1.5)	(2.4)	(3.0)
Net actuarial loss amortization	0.4	0.2	0.8	0.5
Net periodic benefit cost	$1.0	$0.3	$2.0	$0.8

The information related to the Company’s pension funds cash flow is as follows:

	Six Months Ended
	June 28, 2015	June 29, 2014
	(in millions)
Employer contributions	$0.5	$0.4

The Company expects to contribute approximately $40 million to $45 million to its pension plans in the third quarter of 2015 to fully fund the terminations.  The expected contribution is subject to change based on the fair value of the plan assets at distribution, market interest rates and annuity purchase rates at distribution, recent demographic experience and elected forms of payment. Upon liquidation of the plans, the accumulated other comprehensive loss related to the plans will be recognized in the Company’s Consolidated Statement of Operations and Consolidated Statement of Comprehensive Income. The accumulated other comprehensive loss related to the plans as of June 28, 2015 was $58.1 million or $35.7 million net of tax.

13.  Subsequent Events

Dividend Declared

On July 28, 2015, the Company declared a quarterly dividend of seventeen cents ($0.17) per share on each outstanding share of Class A common stock and Class B common stock payable on August 28, 2015 to stockholders of record at the close of business on August 17, 2015.

Stock Repurchase Program

On July 27, 2015, the Board of Directors authorized a stock repurchase program of up to $100 million of the Company’s Class A common stock to be purchased from time to time on the open market or in privately negotiated transactions.  The timing and number of shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors.

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

We operate on a 52-week calendar year ending on December 31.  Any quarterly data contained in this Quarterly Report on Form 10-Q generally reflect the results of operations for a 13-week period or a 26-week period, respectively.

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

Our business is reported in three geographic segments: Americas, EMEA and Asia-Pacific. We distribute our products through three primary distribution channels: wholesale, original equipment manufacturers (OEMs) and do-it-yourself (DIY).  Interest rates, the unemployment rate and credit availability have an indirect effect on the demand for our products due to the effect such rates have on the number of new residential and commercial construction starts and remodeling projects. All of these activities have an impact on our levels of sales and earnings. An additional factor that has an effect on our sales and operating income is fluctuation in foreign currency exchange rates, as approximately 37% of our sales in the second quarter ended June 28, 2015, and certain portions of our costs, assets and liabilities, are denominated in currencies other than the U.S. dollar.

During the second quarter of 2015, sales decreased $9.1 million as compared to the second quarter of 2014, primarily due to unfavorable foreign exchange movements of $28.0 million and an organic decrease in sales of $13.5 million, offset partially by acquired sales of $32.4 million.  The foreign exchange impact was due to the depreciation of the euro and Canadian dollar against the U.S. dollar.  Organic sales decreased by 3.4% in the second quarter of 2015 compared to last year’s comparable period due to decreased sales in the Americas and EMEA, offset partially by increased sales in Asia-Pacific.  Organic sales in the second quarter of 2015 decreased by $9.1 million, or 3.8%, in the Americas and decreased by $5.9 million, or 4.1%, in EMEA, offset by an increase of $1.5 million, or 14.6%, in Asia-Pacific.  The organic sales decrease in the Americas was primarily related to our exit of non-core product lines as part of the initial phase of our transformation of the Americas and Asia-Pacific businesses. The organic sales decrease in EMEA was primarily related to the challenging economic environments in France and Germany, and the impacts from Russia.  Organic sales exclude the impacts of acquisitions, divestitures and foreign exchange from year-over-year comparisons.  We believe this provides investors with a more complete understanding of underlying sales trends by providing sales growth on a consistent basis.  Operating income of $34.8 million decreased by $1.8 million, or 4.9%, in the second quarter of 2015 as compared to the second quarter of 2014, driven primarily by the sales volume decline in EMEA, unfavorable foreign exchange movements, increased restructuring charges and transformation costs, offset by income from cost savings initiatives, strong productivity and the addition of AERCO International, Inc. (“AERCO”).

We strive to invest in product innovation that meets the wants and needs of our customers and our end markets. Our focus is on differentiated products that provide greater opportunity to distinguish ourselves in the market place and on providing system solutions to our customers rather than supplying components. We continuously look for strategic opportunities to invest in new products or divest existing product lines where necessary in order to meet those objectives.

On February 17, 2015, our Board of Directors approved the initial phase of a restructuring program relating to the transformation of our Americas and Asia-Pacific businesses, which primarily involves product line rationalization efforts relating to non-core products. We ultimately expect to eliminate between $175 million to $200 million of our combined Americas and Asia-Pacific net sales that primarily affect our do-it-yourself (DIY) distribution channel (the “program”). This initiative will enable us to focus on our core products.  On July 29, 2015, we entered into a definitive agreement with Sioux Chief Mfg. Co., Inc. (“Sioux Chief”) to sell our fittings, brass & tubular and vinyl tubing product lines and associated assets in the Americas. The selling price will be approximately $35.5 million, and the transaction is expected to close by the end of the third quarter of 2015.  Based on these recent developments, we estimate that the total pre-tax program cost will approximate the mid-point of the $27 million to $50 million range previously disclosed in the first quarter of 2015, of which $17 million to $25 million is expected to consist of non-cash charges and $22 million to $40 million of net after-tax charges. The assets associated with the sale were classified as ‘Assets Held for Sale’ as of June 28, 2015. Refer to Note 5 and 6 in “Item 1. Financial Statements”, for further details.

In the second half of 2013, we commenced restructuring activities in EMEA aimed at reducing cost and improving organizational and operational efficiency, see Note 5 in “Item 1. Financial Statements”, for further details.  We also began our EMEA transformation program in the fourth quarter of 2013, designed to realign our European operating strategy from being country-specific to pan-European focused.  Under this initiative, we have made progress to (1) develop better sales capabilities through improved product management and enhanced product cross-selling efforts, (2) drive more efficient sourcing and logistics, and (3) enhance our focus on emerging market opportunities. We are in the process of aligning our legal and tax structure in accordance with our business structure and to take advantage of favorable tax rates where possible. We expect this project to be ongoing through 2018. We incurred non-recurring deployment costs of approximately $0.6 million and $1.6 million in the second quarter of 2015 and 2014, respectively, and approximately $2.5 million and $5.1 million in the first six months of 2015 and 2014, respectively. An aggregate of approximately $11.2 million has been incurred for the project through June 28, 2015. These non-recurring costs consist primarily of external consulting and IT related costs.  We anticipate total non-recurring external deployment costs of approximately $5.0 million in 2015 for the EMEA program.  Total annual savings of approximately $5.0 million were achieved in 2014, approximately $11.0 million is expected in 2015, and forecasted annual savings of approximately $19.0 million are anticipated by 2018.

We believe that the factors relating to our future growth include the demand for clean water around the world, a healthy economic environment, regulatory requirements relating to the quality and conservation of water, implementation and continued enforcement of plumbing and building codes, our ability to grow organically in select attractive market segments and geographic regions and the successful completion of selective acquisitions, such as AERCO.  We have completed 21 acquisitions in the last ten years.  Our acquisition strategy focuses on businesses that manufacture preferred brand name or specified products that address our themes of water quality, water conservation, water safety, water flow control, HVAC and related complementary markets and geographies. We target businesses that will provide us with one or more of the following: an entry into new markets and geographies, an increase in business with existing customers, a new or improved technology or an expansion of the breadth of our water quality, water conservation, water safety and water flow control and HVAC products for the residential, commercial and light industrial markets.  On December 1, 2014, we completed the acquisition of AERCO in a share purchase transaction. The aggregate purchase price was approximately $271.5 million and was financed from a borrowing under the Company’s Credit Agreement. AERCO is a leading provider of commercial high-efficiency boilers, water heaters and heating solutions in North America. AERCO is based in Blauvelt, New York and its products are distributed for commercial and municipal use primarily in North America. AERCO aligns with our strategic vision to expand into heat source products and strengthens our solutions and system offerings.

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

Recent Events

Dividend Declared

On July 28, 2015, we declared a quarterly dividend of seventeen cents ($0.17) per share on each outstanding share of Class A common stock and Class B common stock payable on August 28, 2015 to stockholders of record at the close of business on August 17, 2015.

Results of Operations

Second Quarter Ended June 28, 2015 Compared to Second Quarter Ended June 29, 2014

Net Sales.  Our business is reported in three geographic segments: Americas, EMEA and Asia-Pacific. Our net sales in each of these segments for each of the second quarters of 2015 and 2014 were as follows:

	Second Quarter Ended June 28, 2015		Second Quarter Ended June 29, 2014			% Change to Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales
	(dollars in millions)
Americas	$262.8	67.9%	$241.8	61.1%	$21.0	5.3%
EMEA	112.2	29.0	143.9	36.3	(31.7)	(8.0)
Asia-Pacific	11.9	3.1	10.3	2.6	1.6	0.4
Total	$386.9	100.0%	$396.0	100.0%	$(9.1)	(2.3)%

The change in net sales was attributable to the following:

					Change As a % of Consolidated Net Sales				Change As a % of Segment Net Sales
	Americas	EMEA	Asia- Pacific	Total	Americas	EMEA	Asia- Pacific	Total	Americas	EMEA	Asia- Pacific
	(dollars in millions)
Organic	$(9.1)	$(5.9)	$1.5	$(13.5)	(2.3)%	(1.5)%	0.4%	(3.4)%	(3.8)%	(4.1)%	14.6%
Foreign exchange	(2.3)	(25.8)	0.1	(28.0)	(0.6)	(6.5)	—	(7.1)	(0.9)	(17.9)	0.9
Acquisition	32.4	—	—	32.4	8.2	—	—	8.2	13.4	—	—
Total	$21.0	$(31.7)	$1.6	$(9.1)	5.3%	(8.0)%	0.4%	(2.3)%	8.7%	(22.0)%	15.5%

Our products are sold to wholesalers, OEMs and DIY chains. The change in organic net sales by channel was attributable to the following:

					Change As a % of Prior Year Sales
	Wholesale	DIY	OEMs	Total	Wholesale	DIY	OEMs
	(dollars in millions)
Americas	$(3.4)	$(7.1)	$1.4	$(9.1)	(1.9)%	(15.2)%	7.4%
EMEA	(1.1)	(0.9)	(3.9)	(5.9)	(1.5)	(25.0)	(5.7)
Asia-Pacific	2.6	—	(1.1)	1.5	46.4	—	(23.4)
Total	$(1.9)	$(8.0)	$(3.6)	$(13.5)

Organic net sales in the Americas decreased $9.1 million compared to the second quarter of 2014 primarily due to the decrease in our DIY market as a result of the non-core product exit that was announced in February and to the impact from the timing of price increases year over year. This decrease was partially offset in the Americas OEM markets due to growth in our residential and commercial flow product lines.

Organic net sales into the EMEA wholesale and OEM markets decreased as compared to the second quarter of 2014 primarily due to the continuing weak economic end markets in France, Germany and Russia. These decreases were partially offset by increased sales in the Middle East and UK markets and in our drains business.

Organic net sales in the Asia-Pacific wholesale market increased as compared to the second quarter of 2014 primarily due to increased sales of residential valve and heating products that were sold into expanded geographic regions within China.

The net decrease in sales due to foreign exchange was primarily due to the depreciation of the euro and the Canadian dollar against the U.S. dollar in 2015. We cannot predict whether foreign currencies will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

Gross Profit. Gross profit and gross profit as a percent of net sales (gross margin) for the second quarters of 2015 and 2014 were as follows:

	Second Quarter Ended
	June 28, 2015	June 29, 2014
	(dollars in millions)
Gross profit	$145.8	$139.0
Gross margin	37.7%	35.1%

Americas’ gross margin increased compared to the second quarter of 2014 due primarily to product mix and price realization, manufacturing efficiencies and material cost savings.  We had stronger product mix largely due to the AERCO acquisition and fewer undifferentiated product sales.  EMEA’s gross margin decreased primarily due to lower overhead absorption related to volume decline more than offsetting transformation and production efficiencies.  Asia-Pacific’s gross margin increased primarily due to productivity initiatives and increased third-party sales offset partially by reduced intercompany activity.

Selling, General and Administrative Expenses.  Selling, general and administrative, or SG&A, expenses for the second quarter of 2015 increased $6.5 million, or 6.5%, compared to the second quarter of 2014.  The increase in SG&A expenses was attributable to the following:

	(in millions)	% Change

Organic	$4.2	4.2%
Foreign exchange	(7.1)	(7.1)
Acquisition	9.4	9.4
Total	$6.5	6.5%

The organic increase in SG&A expenses was primarily due to increased personnel costs of $2.4 million and transformation costs of $0.9 million. The increased personnel costs primarily relate to increased compensation costs of $1.7 million, pension costs of $0.7 million and increased stock-based compensation costs of $0.9 million, partially offset by reduced relocation costs of $0.8 million. The decrease in SG&A expenses from foreign exchange was primarily due to the depreciation of the euro and the Canadian dollar against the U.S. dollar in 2015.  Acquired SG&A costs relate to the AERCO acquisition.  Total SG&A expenses, as a percentage of sales, were 27.5% in the second quarter of 2015 and 25.2% in the second quarter of 2014.

Restructuring and Other Charges, Net. In the second quarter of 2015, we recorded a net charge of $4.7 million primarily for the transformation of our Americas and Asia-Pacific businesses and involuntary terminations and other costs incurred as part of our EMEA restructuring plans, as compared to $2.6 million of restructuring charges for the second quarter of 2014. For a more detailed description of our current restructuring plans, see Note 5 in “Item 1. Financial Statements”, for further details.

Operating Income.  Operating income (loss) by geographic segment for the second quarters of 2015 and 2014 was as follows:

	Second Quarter Ended			% Change to Consolidated Operating
	June 28, 2015	June 29, 2014	Change	Income
	(dollars in millions)
Americas	$36.1	$29.0	$7.1	19.4%
EMEA	9.4	13.1	(3.7)	(10.1)
Asia-Pacific	(1.8)	2.1	(3.9)	(10.7)
Corporate	(8.9)	(7.6)	(1.3)	(3.5)
Total	$34.8	$36.6	$(1.8)	(4.9)%

The increase (decrease) in operating income (loss) is attributable to the following:

						Change					Change
						As a % of Consolidated Operating Income					As a % of Segment Operating Income
	Americas	EMEA	Asia- Pacific	Corporate	Total	Americas	EMEA	Asia- Pacific	Corporate	Total	Americas	EMEA	Asia- Pacific	Corporate
	(dollars in millions)
Organic	$1.4	$(2.8)	$(0.6)	$(1.3)	$(3.3)	3.8%	(7.6)%	(1.7)%	(3.5)%	(9.0)%	4.8%	(21.4)%	(28.6)%	(17.1)%
Foreign exchange	(0.2)	(2.3)	—	—	(2.5)	(0.5)	(6.3)	—	—	(6.8)	(0.7)	(17.5)	—	—
Acquisition	6.1	—	—	—	6.1	16.6	—	—	—	16.6	21.0	—	—	—
Restructuring, impairment charges and other	(0.2)	1.4	(3.3)	—	(2.1)	(0.5)	3.8	(9.0)	—	(5.7)	(0.6)	10.7	(157.1)	—
Total	$7.1	$(3.7)	$(3.9)	$(1.3)	$(1.8)	19.4%	(10.1)%	(10.7)%	(3.5)%	(4.9)%	24.5%	(28.2)%	(185.7)%	(17.1)%

The decrease in consolidated operating income was due primarily to an increase in SG&A expenses, restructuring charges and unfavorable foreign exchange, offset partially by contribution from the AERCO acquisition.  The Americas organic operating income increase was primarily due to increased gross profit. EMEA organic operating income decrease was primarily due to volume decline. The increase in Corporate costs primarily relate to increased pension costs and increased stock-based compensation costs.

Interest Expense.  Interest expense increased $1.0 million, or 20.4%, for the second quarter of 2015 as compared to the second quarter of 2014 primarily due to the interest on borrowings used to purchase AERCO in December 2014.

Other (income) expense, net.  Other (income) expense, net, increased $0.3 million to an income balance of $0.4 million for the second quarter of 2015 as compared to the second quarter of 2014, primarily due to net foreign currency transaction gains in 2015 compared to 2014.

Income Taxes.  Our effective income tax rate for continuing operations increased to 34.6% in the second quarter of 2015, from 33.4% for the second quarter of 2014.  The increase was largely due to worldwide earnings mix as a result of the Americas contributing a larger portion of worldwide earnings in the second quarter of 2015 compared to 2014.

Net Income.  Net income from continuing operations for the second quarter of 2015 was $19.3 million, or $0.55 per common share, compared to $21.3 million, or $0.60 per common share, for the second quarter of 2014. Results for the second quarter of 2015 include an after-tax charge of $3.4 million, or $0.10 per common share, for restructuring and other charges; and $1.6 million, or $0.04 per common share, for the EMEA and Americas transformation deployment costs; compared to $1.8 million, or $0.05 per common share, for restructuring and other charges, EMEA transformation deployment costs of $1.2 million or $0.04 per common share, for the second quarter of 2014.

Six Months Ended June 28, 2015 Compared to Six Months Ended June 29, 2014

Net Sales.  Our business is reported in three geographic segments: Americas, EMEA and Asia-Pacific. Our net sales in each of these segments for each of the first six months of 2015 and 2014 were as follows:

	Six Months Ended June 28, 2015		Six Months Ended June 29, 2014			% Change to Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales
	(dollars in millions)
Americas	$500.2	67.3%	$460.9	60.5%	$39.3	5.1%
EMEA	221.2	29.8	283.0	37.2	(61.8)	(8.1)
Asia-Pacific	21.7	2.9	17.3	2.3	4.4	0.6
Total	$743.1	100.0%	$761.2	100.0%	$(18.1)	(2.4)%

The change in net sales was attributable to the following:

					Change				Change
					As a % of Consolidated Net Sales				As a % of Segment Net Sales
	Americas	EMEA	Asia- Pacific	Total	Americas	EMEA	Asia- Pacific	Total	Americas	EMEA	Asia- Pacific
	(dollars in millions)
Organic	$(11.0)	$(13.8)	$4.3	$(20.5)	(1.5)%	(1.8)%	0.6%	(2.7)%	(2.4)%	(4.9)%	24.8%
Foreign exchange	(4.3)	(48.0)	0.1	(52.2)	(0.6)	(6.3)	—	(6.9)	(0.9)	(16.9)	0.6
Acquisition	54.6	—	—	54.6	7.2	—	—	7.2	11.8	—	—
Total	$39.3	$(61.8)	$4.4	$(18.1)	5.1%	(8.1)%	0.6%	(2.4)%	8.5%	(21.8)%	25.4%

Our products are sold to wholesalers, OEMs and DIY chains. The change in organic net sales by channel was attributable to the following:

					Change As a % of Prior Year Sales
	Wholesale	DIY	OEMs	Total	Wholesale	DIY	OEMs
	(dollars in millions)
Americas	$(0.3)	$(14.2)	$3.5	$(11.0)	(0.1)%	(15.5)%	9.6%
EMEA	(6.0)	(1.6)	(6.2)	(13.8)	(4.2)	(22.9)	(4.7)
Asia-Pacific	5.8	—	(1.5)	4.3	63.7	—	(18.3)
Total	$(0.5)	$(15.8)	$(4.2)	$(20.5)

Organic net sales in the Americas decreased $11.0 million compared to the first six months of 2014 primarily due to the decrease in our DIY market as a result of the non-core product exit that was announced in February, the impact from the timing of price increases year over year and to the negative effects from weather issues in the Northeast, Midwest and South Central U.S. over the first half of 2015. This decrease was partially offset in the Americas OEM markets due to growth in our residential and commercial flow product lines year-over-year.

Organic net sales into the EMEA wholesale and OEM markets decreased as compared to the first six months of 2014 primarily due to the struggling end-markets in France and Germany. These decreases were partially offset by increased sales in the Middle East and UK markets and in our drains business.

Organic net sales in the Asia-Pacific wholesale market increased as compared to the first six months of 2014 primarily due to increased sales of residential valve and heating products that were sold into expanded geographic regions within China.  Outside China, we also increased sales in Australia during the year.

The net decrease in sales due to foreign exchange was primarily due to the depreciation of the euro and the Canadian dollar against the U.S. dollar in 2015. We cannot predict whether foreign currencies will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

Gross Profit. Gross profit and gross profit as a percent of net sales (gross margin) for the first six months of 2015 and 2014 were as follows:

	Six Months Ended
	June 28, 2015	June 29, 2014
	(dollars in millions)
Gross profit	$276.3	$272.3
Gross margin	37.2%	35.8%

Americas’ gross margin increased compared to the first six months of 2014 due primarily to product mix and price realization, manufacturing efficiencies and material cost savings. We had stronger product mix largely due to the AERCO acquisition and fewer undifferentiated product sales.  EMEA’s gross margin decreased primarily due to lower overhead absorption related to volume decline more than offsetting transformation and production efficiencies.  Asia-Pacific’s gross margin increased primarily due to productivity initiatives and increased third-party sales offset partially by reduced intercompany activity.

Selling, General and Administrative Expenses.  Selling, general and administrative, or SG&A, expenses for the first six months of 2015 increased $8.9 million, or 4.4%, compared to the first six months of 2014.  The increase in SG&A expenses was attributable to the following:

	(in millions)	% Change

Organic	$5.0	2.5%
Foreign exchange	(13.5)	(6.7)
Acquisition	17.4	8.6
Total	$8.9	4.4%

The organic increase in SG&A expenses was primarily due to increased personnel costs of $4.6 million, professional services of $1.4 million and transformation costs of $0.8 million, offset by a reduction in U.S. import duties and fees of $1.9 million due to higher cost in the first six months of 2014. The increased personnel costs primarily relate to increased stock-based compensation costs of $2.6 million, mostly due to a prior year benefit from our former CEO’s forfeiture of unvested equity awards, increased pension costs of $1.4 million, and increased compensation costs of $1.1 million, partially offset by reduced relocation costs of $0.9 million.  The increased professional services primarily relate to increased legal expenses year over year as 2014 included a favorable legal settlement of $1.5 million. The decrease in SG&A expenses from foreign exchange was primarily due to the depreciation of the euro and the Canadian dollar against the U.S. dollar in 2015.  Acquired SG&A costs relate to the AERCO acquisition.  Total SG&A expenses, as a percentage of sales, were 28.5% in the first six months of 2015 and 26.7% in the first six months of 2014.

Restructuring and Other Charges, Net. In the first six months of 2015, we recorded a net charge of $6.7 million primarily for the transformation of our Americas and Asia-Pacific businesses and involuntary terminations and other costs incurred as part of our EMEA restructuring plans, as compared to $6.8 million of restructuring charges for the first six months of 2014. For a more detailed description of our current restructuring plans, see Note 5 in “Item 1. Financial Statements”.

Operating Income.  Operating income (loss) by geographic segment for the first six months of 2015 and 2014 was as follows:

	Six Months Ended			% Change to Consolidated Operating
	June 28, 2015	June 29, 2014	Change	Income
	(dollars in millions)
Americas	$60.3	$51.6	$8.7	13.9%
EMEA	14.8	22.0	(7.2)	(11.5)
Asia-Pacific	(0.3)	3.0	(3.3)	(5.3)
Corporate	(17.2)	(14.2)	(3.0)	(4.8)
Total	$57.6	$62.4	$(4.8)	(7.7)%

The increase (decrease) in operating income (loss) is attributable to the following:

						Change					Change
						As a % of Consolidated Operating Income					As a % of Segment Operating Income
	Americas	EMEA	Asia- Pacific	Corporate	Total	Americas	EMEA	Asia- Pacific	Corporate	Total	Americas	EMEA	Asia- Pacific	Corporate
	(dollars in millions)
Organic	$1.4	$(5.3)	$—	$(3.9)	$(7.8)	2.2%	(8.5)%	—%	(6.2)%	(12.5)%	2.7%	(24.0)%	—%	(27.4)%
Foreign exchange	(0.5)	(4.0)	—	—	(4.5)	(0.8)	(6.4)	—	—	(7.2)	(0.9)	(18.2)	—	—
Acquisition	7.3	—	—	—	7.3	11.7	—	—	—	11.7	14.1	—	—	—
Restructuring, impairment charges and other	0.5	2.1	(3.3)	0.9	0.2	0.8	3.4	(5.3)	1.4	0.3	1.0	9.5	(110.0)	6.3
Total	$8.7	$(7.2)	$(3.3)	$(3.0)	$(4.8)	13.9%	(11.5)%	(5.3)%	(4.8)%	(7.7)%	16.9%	(32.7)%	(110.0)%	(21.1)%

The decrease in consolidated operating income was due primarily to a decrease in organic gross profit from reduced sales, an increase in SG&A expenses and unfavorable foreign exchange, offset partially by contribution from the AERCO acquisition and reduced restructuring charges.  The Americas organic operating income increase was primarily due to increased gross profit. EMEA organic operating income decrease was primarily due to volume decline. The increase in Corporate costs primarily relate to increased pension costs and increased stock-based compensation costs.

Interest Expense.  Interest expense increased $2.0 million, or 20.4%, for the first six months of 2015 as compared to the first six months of 2014 primarily due to the interest on borrowings used to purchase AERCO in December 2014.

Other (income) expense, net.  Other (income) expense, net, increased $0.9 million to an income balance of $0.6 million for the first six months of 2015 as compared to the first six months of 2014, primarily due to higher net foreign currency transaction losses in 2014 compared to 2015.

Income Taxes.  Our effective income tax rate for continuing operations increased to 34.0% in the first six months of 2015, from 32.7% for the first six months of 2014.  The increase was largely due to worldwide earnings mix as a result of the Americas contributing a larger portion of worldwide earnings in the first six months of 2015 compared to 2014.

Net Income.  Net income from continuing operations for the first six months of 2015 was $30.9 million, or $0.88 per common share, compared to $35.4 million, or $1.00 per common share, for the first six months of 2014. Results for the first six months of 2015 include an after-tax charge of $4.7 million, or $0.13 per common share, for restructuring and other charges; $3.9 million, or $0.11 per common share, for the EMEA and Americas transformation deployment costs; and $0.7 million, or $0.02 per common share, for acquisition related costs; compared to $4.5 million, or $0.13 per common share, for restructuring and other charges and EMEA transformation deployment costs of $3.7 million or $0.11 per common share for the first six months of 2014.

Liquidity and Capital Resources

We generated $41.9 million of net cash from operating activities in the first six months of 2015 as compared to $18.4 million of net cash used in operating activities in the first six months of 2014. This increase is primarily due to net working capital improvements.

We used $11.7 million of net cash for investing activities for the first six months of 2015 primarily for the purchase of capital equipment.  For the remainder of fiscal year 2015, we expect to invest approximately $17 to $22 million in capital equipment as part of our ongoing commitment to improve our operating capabilities.

We used $33.2 million of net cash for financing activities for the first six months of 2015 primarily for the payments to repurchase approximately 349,000 shares of Class A common stock at a cost of approximately $19.5 million and payment of dividends of $11.3 million.

On February 18, 2014, we terminated our prior credit agreement and entered into a new Credit Agreement (the Credit Agreement) among the Company, certain subsidiaries of the Company who become borrowers under the Credit Agreement, JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, and the other lenders referred to therein. The Credit Agreement provides for a $500 million, five-year, senior unsecured revolving credit facility which may be increased by an additional $500 million under certain circumstances and subject to the terms of the Credit Agreement. The Credit Agreement has a sublimit of up to $100 million in letters of credit. The Credit Agreement matures on February 18, 2019.

Borrowings outstanding under the Credit Agreement bear interest at a fluctuating rate per annum equal to an applicable percentage equal to (1) in the case of Eurocurrency rate loans, the British Bankers Association LIBOR rate plus an applicable percentage, ranging from 0.975% to 1.45%, determined by reference to the Company’s consolidated leverage ratio, or (2) in the case of base rate loans and swing line loans, the highest of (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such day as announced by JPMorgan Chase Bank, N.A. as its “prime rate,” and (c) the British Bankers Association LIBOR rate plus 1.0%, plus an applicable percentage, ranging from 0.00% to 0.45%, determined by reference to our consolidated leverage ratio. In addition to paying interest under the Credit Agreement, we are also required to pay certain fees in connection with the credit facility, including, but not limited to, an unused facility fee and letter of credit fees.  Under the Credit Agreement, we are required to satisfy and maintain specified financial ratios and other financial condition tests. We may repay loans outstanding under the Credit Agreement from time to time without premium or penalty, other than customary breakage costs, if any, and subject to the terms of the Credit Agreement.  As of

June 28, 2015, we had $24.8 million of stand-by letters of credit outstanding under the Credit Agreement. As of June 28, 2015, we were in compliance with all covenants related to the Credit Agreement and had $200.2 million of unused and available credit under the Credit Agreement.  The company had $275 million of borrowings outstanding under the Credit Agreement at June 28, 2015.

Our Pension Plan was terminated effective July 31, 2014, and on June 4, 2015 we received the Internal Revenue Service (IRS) favorable determination letter with respect to the termination of the Pension Plan. The Pension Plan is now moving through the distribution phase of the plan termination process, and we expect all plan assets to be fully distributed by the end of the third quarter of 2015.  Our SERP was terminated effective May 15, 2014. We will settle all liabilities under the SERP in accordance with Section 409A of the Internal Revenue Code by paying lump sums to plan participants. We expect all payments to be made by the end of the third quarter of 2015. Based on our third-party actuary’s estimate, using preliminary assumptions, our estimated cash outflow will be approximately $40 million to $45 million to fully fund the terminations. Upon liquidation of the plans, the accumulated other comprehensive loss related to the plans at the termination date will be recognized in our Consolidated Statement of Operations and Consolidated Statement of Comprehensive Income. The accumulated other comprehensive loss related to the plans as of June 28, 2015 was $58.1 million or $35.7 million net of tax. The estimated cash outflow range and the impact on our Consolidated Statement of Operations and Consolidated Statement of Comprehensive Income are subject to change based on the distribution date, the fair value of the plan assets at distribution, market interest rates and annuity purchase rates at distribution, demographic experience and elected forms of payment.

Working capital as of June 28, 2015 was $316.3 million compared to $528.6 million as of December 31, 2014.  As of June 28, 2015, $225.0 million of notes due April 2016 were reclassified from long-term debt to current portion of long-term debt on the balance sheet, which reduced the working capital balance. We expect to review our options to finance these notes over the next six months. Cash and cash equivalents decreased to $284.6 million as of June 28, 2015, compared to $301.1 million as of December 31, 2014. The decrease in cash and cash equivalents was driven primarily by the effect of foreign exchange, the repurchase of stock, payment of dividends and capital expenditures. The ratio of current assets to current liabilities was 1.6 to 1 as of June 28, 2015 and 2.5 to 1 as of December 31, 2014.

As of June 28, 2015, we held $284.6 million in cash and cash equivalents.  Of this amount, approximately $244.2 million of cash and cash equivalents was held by foreign subsidiaries.  Our ability to fund U.S. operations from this balance could be limited by possible tax implications of moving proceeds across jurisdictions.  Our U.S. operations typically generate sufficient cash flows to meet our domestic obligations. We do anticipate some incremental expenditures in 2015, including the expected pension settlement payment and cash costs related to the Americas transformation program, partially offset by the expected receipt of funds from the sale of our non-core product lines. Therefore, we may have to borrow to fund some or all of these expected cash outlays, which we can do at reasonable interest rates by utilizing the uncommitted borrowings under our Credit Agreement. However, if amounts held by foreign subsidiaries were needed to fund operations in the United States, we could be required to accrue and pay taxes to repatriate these funds.  Such charges may include a federal tax of up to 35.0% on dividends received in the U.S., potential state income taxes and an additional withholding tax payable to foreign jurisdictions of up to 10.0%.  However, our intent is to permanently reinvest undistributed earnings of foreign subsidiaries through operations or acquisitions, and there are no current plans to repatriate the undistributed earnings to fund operations in the United States.

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

A reconciliation of net cash provided by operating activities to free cash flow and calculation of our cash conversion rate is provided below:

	Six Months Ended
	June 28, 2015	June 29, 2014
	(in millions)
Net cash provided by operating activities	$41.9	$18.4
Less: additions to property, plant, and equipment	(12.5)	(10.6)
Plus: proceeds from the sale of property, plant, and equipment	0.1	0.2
Free cash flow	$29.5	$8.0

Net income from continuing operations	$30.9	$35.4

Cash conversion rate of free cash flow to net income from continuing operations	95.5%	22.6%

Our free cash flow improved in the first half of 2015 when compared to the first half of 2014 primarily due to the net change in working capital.

Our net debt to capitalization ratio (a non-GAAP financial measure) at June 28, 2015 was 25.2%, compared to 23.4% at December 31, 2014. The increase in net debt to capitalization ratio is primarily driven by a reduction in cash and cash equivalents at June 28, 2015, which was negatively impacted by foreign currency translation. Management believes the net debt to capitalization ratio is an appropriate supplemental measure because it helps investors understand our ability to meet our financing needs and serves as a basis to evaluate our financial structure. Our computation may not be comparable to other companies that may define their net debt to capitalization ratios differently.

A reconciliation of long-term debt (including current portion) to net debt and our net debt to capitalization ratio is provided below:

	June 28,	December 31,
	2015	2014
	(in millions)
Current portion of long-term debt	$226.6	$1.9
Plus: long-term debt, net of current portion	351.9	577.8
Less: cash and cash equivalents	(284.6)	(301.1)
Net debt	$293.9	$278.6

	June 28,	December 31,
	2015	2014
	(in millions)
Net debt	$293.9	$278.6
Plus: total stockholders’ equity	872.5	912.4
Capitalization	$1,166.4	$1,191.0
Net debt to capitalization ratio	25.2%	23.4%

We maintain letters of credit that guarantee our performance or payment to third parties in accordance with specified terms and conditions. Amounts outstanding were approximately $24.8 million as of June 28, 2015 and $23.6 million as of December 31, 2014. Our letters of credit are primarily associated with insurance coverage and, to a lesser extent, foreign purchases and generally expire within one year of issuance. These instruments may exist or expire without being drawn down; therefore they do not necessarily represent future cash flow obligations.

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

Application of Critical Accounting Policies and Key Estimates

The preparation of our consolidated financial statements in accordance with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported. A critical accounting estimate is an assumption about highly uncertain matters and could have a material effect on the consolidated financial statements if another, also reasonable, amount were used, or a change in the estimate is reasonably likely from period to period. We base our assumptions on historical experience and on other estimates that we believe are reasonable under the circumstances. Actual results could differ significantly from these estimates.  There were no changes in accounting policies or significant changes in accounting estimates during the first six months of 2015.

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

Legal contingencies

We are a defendant in numerous legal matters including those involving environmental law and product liability as discussed in more detail in Note 11 of “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q and Part I, Item 1, “Business - Product Liability, Environmental and Other Litigation Matters,” of our Annual Report on Form 10-K for the year ended December 31, 2014.  As required by GAAP, we determine whether an estimated loss from a loss contingency should be accrued by assessing whether a loss is deemed probable and the loss amount can be reasonably estimated. When it is possible to estimate reasonably possible loss or range of loss above the amount accrued, that estimate is aggregated and disclosed.  Estimates of potential outcomes of these contingencies are developed in consultation with outside counsel. While this assessment is based upon all available information, litigation is inherently uncertain and the actual liability to fully resolve this litigation cannot be predicted with any assurance of accuracy. In the event of an unfavorable outcome in one or more legal matters, the ultimate liability may be in excess of amounts currently accrued, if any, and may be material to our operating results or cash flows for a particular quarterly or annual period. However, based on information currently known to us, management believes that the ultimate outcome of all legal contingencies, as they are resolved over time, is not likely to have a material adverse effect on our financial condition, though the outcome could be material to our operating results for any particular period depending, in part, upon the operating results for such period.

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

On April 28, 2014, our Board of Directors voted to terminate the Pension Plan and Supplemental Employees Retirement Plan. These terminations follow amendments to the Pension Plan and SERP to cease (or “freeze”) benefit accruals for eligible employees under those plans effective December 31, 2011. The Pension Plan was terminated effective July 31, 2014, and on June 4, 2015 we received the Internal Revenue Service (IRS) favorable determination letter with respect to the termination of the Pension Plan. The Pension Plan is now moving through the distribution phase of the plan termination process, and the Company expects all plan assets to be fully distributed by the end of the third quarter of 2015. The SERP was terminated effective May 15, 2014. We will settle all liabilities under the SERP in accordance with Section 409A of the Internal Revenue Code by paying lump sums to plan participants. The Company expects all payments to be made by the end of the third quarter of 2015. Based on our third-party actuary’s estimate using preliminary assumptions, our estimated cash outflow is approximately $40 million to $45 million to fully fund the terminations. Refer to Note 12 in “Item 1. Financial Statements”, for further details.

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

New Accounting Standards

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, “Interest — Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs”. Under ASU 2015-03, debt issuance costs related to a recognized debt liability will be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts.  The cost of issuing debt will no longer be recorded as a separate asset, except when incurred before receipt of the funding from the associated debt liability. ASU 2015-03 is effective in the first quarter of 2016 for public companies with calendar year ends, with early adoption permitted. The ASU requires retrospective application to all prior periods presented in the financial statements. The adoption of this guidance is not expected to have a material impact on our financial statements.

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

We have historically had a low exposure on the cost of our debt to changes in interest rates. Borrowings outstanding under our Credit Agreement are subject to LIBOR rate changes, which have been fairly consistent in the recent past years.  Information about our long-term debt, including principal amounts and related interest rates, appears in Notes 4 and 9 of this report and in Note 10 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended June 28, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  In connection with these rules, we will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Part II.  OTHER INFORMATION

Item l.   Legal Proceedings

We are party to certain litigation, as disclosed in Note 11 of “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q and in Part I, Item 1, “Product Liability, Environmental and Other Litigation Matters” and Item 3, “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2014, all of which is incorporated herein by reference.

Item 1A.  Risk Factors

This report may include statements that are not historical facts and are considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements reflect our current views about future results of operations and other forward-looking information.  In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should” and “would” or similar words. You should not rely on forward-looking statements because our actual results may differ materially from those indicated by these forward-looking statements as a result of a number of important factors.  These factors include, but are not limited to, the following:  failure to meet customary closing conditions, including the receipt of necessary consents, in connection with the sale of certain non-core product lines to Sioux Chief; the effectiveness, the timing and the expected costs and savings associated with our ongoing restructuring and transformation programs and initiatives; the current economic and financial conditions, which can affect levels of housing starts and remodeling, affecting the markets where our products are sold, manufactured, or marketed; shortages in and pricing of raw materials and supplies; loss of market share through competition; introduction of competing products by other companies; pressure on prices from competitors, suppliers, and/or customers; changes in variable interest rates on our borrowings; identification and disclosure of material weaknesses in our internal control over financial reporting; failure to expand our markets through acquisitions; failure or delay in developing new products; lack of acceptance of new products; failure to manufacture products that meet required performance and safety standards; foreign exchange rate fluctuations; cyclicality of industries, such as plumbing and heating wholesalers and home improvement retailers, in which we market certain of our products; environmental compliance costs; product liability risks; changes in the status of current litigation, and other risks and uncertainties discussed in Part I, “Item 1A. Risk Factors” and in Note 14 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities Exchange Commission, and in other reports we file from time to time with the Securities and Exchange Commission.

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

The following table includes information with respect to shares of our Class A common stock withheld to satisfy withholding tax obligations during the three-month period ended June 28, 2015.

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
March 30, 2015 — April 26, 2015	—	$—	—	—
April 27, 2015 — May 24, 2015	—	$—	—	—
May 25, 2015 — June 28, 2015	7,095	$54.42	—	—
Total	7,095	$54.42	—	—

The following table includes information with respect to repurchases of our Class A common stock during the three-month period ended June 28, 2015 under our stock repurchase program.

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
March 30, 2015 — April 26, 2015	56,721	$54.83	56,721	$114,861,192
April 27, 2015 — May 24, 2015	56,100	$54.59	56,100	$111,798,463
May 25, 2015 — June 28, 2015	72,187	$53.97	72,187	$107,902,580
Total	185,008	$54.42	185,008

(1) On April 30, 2013, the Board of Directors authorized a stock repurchase program of up to $90 million of the Company’s Class A common stock to be purchased from time to time on the open market or in privately negotiated transactions.  On July 27, 2015, the Board of Directors authorized a stock repurchase program of up to $100 million of the Company’s Class A common stock to be purchased from time to time on the open market or in privately negotiated transactions.  The $100 million has been reflected in the maximum number of shares that may yet be purchased in column (d) above. The timing and number of shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors.

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

WATTS WATER TECHNOLOGIES, INC.

Date: August 5, 2015	By:	/s/ Robert J. Pagano, Jr.
Robert J. Pagano, Jr.
Chief Executive Officer (principal executive officer)

Date: August 5, 2015	By:	/s/ Todd A. Trapp
Todd A. Trapp
Chief Financial Officer (principal financial officer)

Date: August 5, 2015	By:	/s/ Kenneth S. Korotkin
Kenneth S. Korotkin
Chief Accounting Officer (principal accounting officer)

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description

3.1	Restated Certificate of Incorporation, as amended (1)

3.2	By-Laws (2)

10	Form of Indemnification Agreement between the Registrant and certain officers and directors of the Registrant

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 28, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the Second Quarters Ended June 28, 2015 and June 29, 2014 and the Six Months Ended June 28, 2015 and June 29, 2014, (iii) Consolidated Statements of Comprehensive Income (Loss) for the Second Quarters Ended June 28, 2015 and June 29, 2014 and the Six Months Ended June 28, 2015 and June 29, 2014, (iv) Consolidated Statements of Cash Flows for the First Six Months Ended June 28, 2015 and June 29, 2014, and (v) Notes to Consolidated Financial Statements.

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-11499) for the quarter ended July 3, 2005.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-11499) dated July 27, 2015.